Form 10-Q
period 2016-09-30
CITIGROUP INC
filed 2016-10-31
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on September 30, 2016: 2,849,730,248

Available on the web at www.citigroup.com

CITIGROUP’S THIRD QUARTER 2016—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2015, including the historical audited consolidated financial statements of Citigroup reflecting certain realignments and reclassifications set forth in Citigroup’s Current Report on Form 8-K filed with the SEC on June 17, 2016 (2015 Annual Report on Form 10-K), and Citigroup’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 (First Quarter of 2016 Form 10-Q) and June 30, 2016 (Second Quarter of 2016 Form 10-Q). Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through Citi’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding Citi at www.sec.gov.
Certain reclassifications have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation. For additional information on certain recent reclassifications, see Note 3 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.

Citigroup is managed pursuant to the following segments:
The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Third Quarter of 2016—Solid Performance Across the Franchise
As described further throughout this Executive Summary, Citi reported solid operating results in the third quarter of 2016, reflecting underlying momentum across the franchise, notably in several businesses where Citi has been making investments.
In North America Global Consumer Banking (GCB), Citi’s ongoing investments in Citi-branded cards generated revenue growth, primarily reflecting the first full quarter of revenues from the acquisition of the Costco portfolio but also modest growth in average loans and purchase sales in the remainder of the portfolio. International GCB generated positive operating leverage driven by year-over-year growth in Mexico and Asia (excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation) and the impact of a previously disclosed $160 million gain (excluding FX translation, $180 million as reported) related to the sale of Citi’s merchant acquiring business in Mexico in the third quarter of 2015). In Institutional Clients Group (ICG), Citi continued to support its clients around the world, generating year-over-year revenue growth in treasury and trade solutions, despite the continued low-interest rate environment, investment banking and fixed income markets, particularly in rates and currencies and spread products.
In Citicorp, loans increased 6% and deposits increased 5%. Excluding FX translation, Citicorp loans increased 7% and deposits increased 5%. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.) Citi Holdings’ impact on Citi’s results of operations and financial condition decreased further with Citi Holdings constituting less than 2% of Citigroup’s net income in the current quarter and 3% of Citigroup’s GAAP assets as of the end of the third quarter of 2016. While Citi’s deferred tax assets (DTAs) were unchanged during the current quarter (for additional information, see “Income Taxes” below), year-to-date, Citi has utilized approximately $2.4 billion of its DTAs which contributed to a net increase of $3.2 billion of regulatory capital as fewer DTAs were deducted from regulatory capital.
In the third quarter of 2016, Citi began implementing its $10.4 billion capital plan (see “Executive Summary” in Citi’s Second Quarter of 2016 Form 10-Q) and returned $3.0 billion of capital to common shareholders in the form of dividends and the repurchase of 56 million common shares. Outstanding common shares declined 2% from the prior-quarter and 4% from the prior-year period. Despite the increased return of capital to its shareholders, each of Citigroup’s key regulatory capital metrics remained strong as of the end of the third quarter of 2016 (see “Capital” below).
During the remainder of 2016, Citi expects that many of the uncertainties that have impacted the operating environment and macroeconomic conditions year-to-date will continue, including significant uncertainties arising from the vote in favor of the United Kingdom’s withdrawal from the European Union as well as the outlook for future rate increases in the U.S. For a more detailed discussion of these risks and uncertainties, see each respective business’ results of operations and “Forward-Looking Statements” below as well as the “Risk Factors” section in Citi’s 2015 Annual Report on Form 10-K.

Third Quarter of 2016 Summary Results

Citigroup
Citigroup reported net income of $3.8 billion, or $1.24 per share, compared to $4.3 billion, or $1.35 per share, in the prior-year period. Results in the third quarter of 2015 included $196 million ($127 million after-tax) of CVA/DVA.
Excluding the impact of CVA/DVA in the prior-year period, Citigroup reported net income of $3.8 billion in the third quarter of 2016, or $1.24 per share, compared to $4.2 billion, or $1.31 per share, in the prior-year period. (Citi’s results of operations excluding the impact of CVA/DVA are non-GAAP financial measures.) The 8% decrease from the prior-year period was primarily driven by lower revenues, partially offset by lower cost of credit and lower expenses.
Citi’s revenues were $17.8 billion in the third quarter of 2016, a decrease of 5% from the prior-year period driven by a 1% decline in Citicorp and a 48% decline in Citi Holdings. Excluding CVA/DVA in the third quarter of 2015, revenues were down 4% from the prior-year period, as a 49% decrease in Citi Holdings revenues was partially offset by a 1% increase in Citicorp revenues. Excluding CVA/DVA in the third quarter of 2015 and the impact of FX translation (which increased the reported decline in revenues versus the prior-year period by approximately $223 million), Citigroup revenues decreased 3% from the prior-year period, driven by a 49% decrease in Citi Holdings, partially offset by a 2% increase in Citicorp revenues versus the prior-year period.

Expenses
Citigroup expenses decreased 2% versus the prior-year period as lower expenses in Citi Holdings and a benefit from the impact of FX translation were partially offset by volume growth and ongoing investments in Citicorp (including those referenced above). FX translation increased the reported decline in expenses versus the prior-year period by approximately $194 million.
Citicorp expenses increased 3% reflecting volume growth as well as the ongoing investments in the franchise, partially offset by efficiency savings and the benefit from the impact of FX translation.
Citi Holdings’ expenses were $826 million, down 40% from the prior-year period, primarily driven by the ongoing decline in Citi Holdings assets.

Credit Costs
Citi’s total provisions for credit losses and for benefits and claims of $1.7 billion decreased 5% from the prior-year period. The decrease was driven by a lower provision for benefits and claims due to lower insurance-related assets within Citi Holdings and a decrease in net credit losses, partially offset by a net loan loss reserve build, largely driven by North America cards within Citicorp, compared to a net loan loss reserve release in the prior-year period.
Net credit losses of $1.5 billion declined 8% versus the prior-year period. Consumer net credit losses declined 8% to $1.5 billion, mostly reflecting continued improvement in the North America mortgage portfolio and ongoing divestiture activity within Citi Holdings, partially offset by higher net credit losses in North America cards in Citicorp due to volume growth. Corporate net credit losses decreased 20% to $40 million and were largely offset by the release of previously established loan loss reserves (for additional information, see “Institutional Clients Group” and “Credit Risk—Corporate Credit” below).
The net build of allowance for loan losses and unfunded lending commitments was $176 million in the third quarter of 2016, compared to a $16 million release in the prior-year period. Citicorp’s net reserve build was $298 million, compared to a net reserve build of $174 million in the prior-year period. The larger net reserve build in the third quarter of 2016 was primarily related to the North America cards franchise, driven by the impact of the Costco portfolio acquisition, volume growth and the estimated impact of newly proposed regulatory guidelines on third party debt collections (see “Global Consumer Banking—North America GCB” below), partially offset by a net reserve release in ICG. The net reserve release in ICG largely reflected ratings upgrades, reductions in certain exposures and improved valuations. Citi’s credit quality largely remained favorable across the franchise during the current quarter.
Citi Holdings’ net reserve release decreased $68 million from the prior-year period to $122 million, primarily reflecting the impact of asset sales.
For additional information on Citi’s consumer (including commercial) and corporate credit costs and allowance for loan losses, see “Credit Risk” below.

Capital
Citigroup’s Tier 1 Capital and Common Equity Tier 1 Capital ratios, on a fully implemented basis, were 14.2% and 12.6% as of September 30, 2016, respectively, compared to 12.9% and 11.7% as of September 30, 2015 (all based on the Basel III Advanced Approaches for determining risk-weighted assets). Citigroup’s Supplementary Leverage ratio as of September 30, 2016, on a fully implemented basis, was 7.4%, compared to 6.9% as of September 30, 2015. For additional information on Citi’s capital ratios and related components, including the impact of Citi’s DTAs on its capital ratios, see “Capital Resources” below.

Citicorp
Citicorp net income decreased 12% from the prior-year period to $3.8 billion. CVA/DVA, recorded in ICG, was $221 million ($143 million after-tax) in third quarter of 2015 (for a summary of CVA/DVA by business within ICG, see “Institutional Clients Group” below). Excluding CVA/DVA in the third quarter of 2015, Citicorp’s net income decreased 9% from the prior-year period, primarily driven by the higher expenses and higher cost of credit, partially offset by higher revenues.
Citicorp revenues decreased 1% from the prior-year period to $16.9 billion, driven by lower revenues in Corporate/Other, partially offset by a 1% increase in GCB revenues. Excluding CVA/DVA in the third quarter of 2015, Citicorp revenues increased 1% from the prior-year period, driven by a 1% increase in GCB revenues and a 2% increase in ICG revenues. As referenced above, excluding CVA/DVA in the prior-year period and the impact of FX translation, Citicorp’s revenues increased 2% versus the prior-year period, as growth in the GCB and ICG franchises was partially offset by lower revenues in Corporate/Other.
GCB revenues of $8.2 billion increased 1% versus the prior-year period. Excluding the impact of FX translation, GCB revenues increased 3%, driven by an increase in North America GCB, partially offset by a decrease in international GCB revenues. North America GCB revenues increased 7% to $5.2 billion, with higher revenues in each of Citi-branded cards, Citi retail services and retail banking. Citi-branded cards revenues of $2.2 billion increased 15% versus the prior-year period, reflecting the addition of the Costco portfolio as well as modest revenue growth in the remainder of the portfolio driven by higher volumes. Citi retail services revenues of $1.6 billion increased 1% versus the prior-year period, as higher average loan growth in the portfolio was largely offset by the impact of previously disclosed renewals and extension of several partnerships as well as the absence of revenues from portfolio exits. Retail banking revenues increased 2% from the prior-year period to $1.4 billion, on higher average loans and checking deposits.
North America GCB average deposits of $184 billion grew 1% year-over-year and average retail banking loans of $55 billion grew 9%. Average Citi retail services loans of $44 billion increased 1% versus the prior-year period while retail services purchase sales of $20 billion declined 1% versus the prior-year period. Average Citi-branded card loans of $79 billion increased 24%, while Citi-branded card purchase sales of $73 billion increased 57% versus the prior-year period, each including the impact of the Costco portfolio acquisition. For additional information on the results of operations of North America GCB for the third quarter of 2016, including the impact of the Costco acquisition to North America GCB’s loans and purchase sales, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes GCB activities in certain EMEA countries)) decreased 7% versus the prior-year period to $3.0 billion driven by a decline in Latin America GCB (19%) partially offset by an increase in Asia GCB (4%). Excluding the impact of FX translation, international GCB revenues decreased 2% versus the prior-year period. Latin America GCB revenues decreased 7% versus the prior-year period, reflecting the absence of a previously disclosed $160 million gain (excluding the impact of FX translation, $180 million as reported) related to the sale of Citi’s merchant acquiring business in Mexico in the third quarter of 2015.

Excluding this gain, revenues would have increased 5% in Latin America GCB, driven by growth in retail banking loans and deposits, partially offset by a decline in cards revenues driven by the continued impact of higher payment rates.
Asia GCB revenues increased 3% versus the prior-year period, driven by growth in wealth management and cards revenues, partially offset by product repositioning away from lower-return mortgage loans in the retail lending portfolio. For additional information on the results of operations of Latin America GCB and Asia GCB for the third quarter of 2016, including the impact of FX translation, see “Global Consumer Banking” below. Excluding the impact of FX translation, international GCB average deposits of $119 billion increased 7%, average retail loans of $87 billion decreased 2%, investment sales of $14 billion increased 2%, average card loans of $23 billion increased 2% and card purchase sales of $23 billion increased 2%.
ICG revenues were $8.6 billion in the third quarter of 2016, unchanged from the prior-year period as a 6% increase in Markets and securities services was offset by a 6% decrease in Banking revenues (including the impact of a $218 million mark-to-market loss on hedges related to accrual loans within corporate lending, compared to a gain of $352 million in the prior year period). Excluding CVA/DVA in the third quarter of 2015 and the impact of mark-to-market gains/(losses) on loan hedges, ICG revenues increased 9% driven by an 11% increase in Markets and securities services revenues and a 7% increase in Banking revenues.
Banking revenues of $4.3 billion (excluding CVA/DVA in the third quarter of 2015 and the impact of mark-to-market gains/(losses) on loan hedges) increased 7% compared to the prior-year period, primarily driven by growth in treasury and trade solutions and debt underwriting revenues within investment banking. Investment banking revenues of $1.1 billion increased 15% versus the prior-year period. Advisory revenues were largely unchanged at $239 million. Equity underwriting revenues decreased 16% to $146 million, reflecting a decline in wallet share resulting from continued share fragmentation. Debt underwriting revenues increased 32% to $701 million, largely reflecting strong industry-wide underwriting activity.
Private bank revenues increased 5% (4% excluding CVA/DVA in the third quarter of 2015) to $746 million from the prior-year period, primarily driven by loan growth, improved spreads and higher managed investment revenues. Corporate lending revenues decreased 70% to $232 million. Excluding the impact of mark-to-market gains/(losses) on loan hedges, corporate lending revenues increased 4% versus the prior-year period, mostly reflecting higher average loans. Treasury and trade solutions revenues of $2.0 billion increased 5% from the prior-year period. Excluding the impact of FX translation, treasury and trade solutions revenues increased 8% reflecting continued growth in transaction volumes.
Markets and securities services revenues of $4.5 billion (excluding CVA/DVA in the third quarter of 2015) increased 11% from the prior-year period. Fixed income markets revenues of $3.5 billion increased 26% (35% excluding CVA/DVA in the third quarter of 2015) from the prior-year period, driven by improvement in both rates and currencies and spread products. Equity markets revenues of $663 million decreased 37% (34% excluding CVA/DVA in the third quarter of 2015) versus the prior-year period. The third quarter of 2015 included a previously disclosed positive valuation adjustment of approximately $140 million related to certain financing transactions. Excluding this adjustment, equity markets revenues decreased 23% driven by lower market activity as well as the comparison to strong performance in Asia in the prior-year period. Securities services revenues of $536 million increased 4% versus the prior-year period. Excluding the impact of FX translation, securities services revenues increased 6% as increased client activity, higher deposit volumes and improved spreads more than offset the absence of revenues from divested businesses. For additional information on the results of operations of ICG for the third quarter of 2016, see “Institutional Clients Group” below.
Corporate/Other revenues were $28 million, down 87% from the prior-year period, mainly reflecting the absence of the equity contribution related to Citi’s stake in China Guangfa Bank, which was divested in the third quarter of 2016. For additional information on the results of operations of Corporate/Other for the third quarter of 2016, see “Corporate/Other” below.
Citicorp end-of-period loans increased 6% to $599 billion from the prior-year period, driven by a 7% increase in consumer loans and a 5% increase in corporate loans. Excluding the impact of FX translation, Citicorp loans grew 7%, with 7% growth in consumer loans and 6% growth in corporate loans.

Citi Holdings
Citi Holdings’ net income was $74 million in the third quarter of 2016, compared to a net loss of $1 million in the prior-year period. CVA/DVA was negative $25 million (negative $16 million after-tax) in the third quarter of 2015. Excluding the impact of CVA/DVA in the prior-year period, Citi Holdings’ net income was $74 million, compared to $15 million in the prior-year period, primarily reflecting lower expenses and lower credit costs, partially offset by lower revenues.
Citi Holdings’ revenues were $877 million, down 48% from the prior-year period. Excluding CVA/DVA in the third quarter of 2015, Citi Holdings’ revenues decreased 49% from the prior-year period, mainly reflecting continued reductions in Citi Holdings assets. For additional information on the results of operations of Citi Holdings for the third quarter of 2016, see “Citi Holdings” below.
At the end of the current quarter, Citi Holdings’ assets were $61 billion, 48% below the prior-year period. Citi Holdings’ risk-weighted assets were $114 billion as of September 30, 2016, a decrease of 30% from the prior-year period, and represented 9% of Citi’s risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per-share amounts and ratios	2016	2015	% Change	2016	2015	% Change
Net interest revenue	$11,479	$11,773	(2)%	$33,942	$35,167	(3)%
Non-interest revenue	6,281	6,919	(9)	18,921	22,731	(17)
Revenues, net of interest expense	$17,760	$18,692	(5)%	$52,863	$57,898	(9)%
Operating expenses	10,404	10,669	(2)	31,296	32,481	(4)
Provisions for credit losses and for benefits and claims	1,736	1,836	(5)	5,190	5,399	(4)
Income from continuing operations before income taxes	$5,620	$6,187	(9)%	$16,377	$20,018	(18)%
Income taxes	1,733	1,881	(8)	4,935	6,037	(18)
Income from continuing operations	$3,887	$4,306	(10)%	$11,442	$13,981	(18)%
Income (loss) from discontinued operations, net of taxes(1)	(30)	(10)	NM	(55)	(9)	NM
Net income before attribution of noncontrolling interests	$3,857	$4,296	(10)%	$11,387	$13,972	(19)%
Net income attributable to noncontrolling interests	17	5	NM	48	65	(26)
Citigroup’s net income	$3,840	$4,291	(11)%	$11,339	$13,907	(18)%
Less:
Preferred dividends—Basic	$225	$174	29%	$757	$504	50%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	53	56	(5)	145	182	(20)
Income allocated to unrestricted common shareholders for basic and diluted EPS	$3,562	$4,061	(12)%	$10,437	$13,221	(21)%
Earnings per share
Basic
Income from continuing operations	$1.25	$1.36	(8)	$3.60	$4.39	(18)
Net income	1.24	1.36	(9)	3.58	4.38	(18)
Diluted
Income from continuing operations	$1.25	$1.36	(8)%	$3.60	$4.38	(18)%
Net income	1.24	1.35	(8)	3.58	4.38	(18)
Dividends declared per common share	0.16	0.05	NM	0.26	0.11	NM

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

	Citigroup Inc. and Consolidated Subsidiaries
	Third Quarter			Nine Months
In millions of dollars, except per-share amounts, ratios and direct staff	2016	2015	% Change	2016	2015	% Change
At September 30:
Total assets	$1,818,117	$1,808,356	1%
Total deposits	940,252	904,243	4
Long-term debt	209,051	213,533	(2)
Citigroup common stockholders’ equity	212,322	205,630	3
Total Citigroup stockholders’ equity	231,575	220,848	5
Direct staff (in thousands)	220	239	(8)
Performance metrics
Return on average assets	0.83%	0.94%		0.84%	1.01%
Return on average common stockholders’ equity(2)	6.8	8.0		6.7	8.8
Return on average total stockholders’ equity(2)	6.6	7.7		6.6	8.6
Efficiency ratio (Total operating expenses/Total revenues)	59	57		59	56
Basel III ratios—full implementation
Common Equity Tier 1 Capital(3)	12.63%	11.67%
Tier 1 Capital(3)	14.23	12.91
Total Capital(3)	16.34	14.60
Supplementary Leverage ratio(4)	7.40	6.85
Citigroup common stockholders’ equity to assets	11.68%	11.37%
Total Citigroup stockholders’ equity to assets	12.74	12.21
Dividend payout ratio(5)	12.9	3.7		7.3%	2.5%
Book value per common share	$74.51	$69.03	8%
Tangible book value (TBV) per share(6)	$64.71	$60.07	8%
Ratio of earnings to fixed charges and preferred stock dividends	2.61x	2.92x		2.60x	3.04x

(1)	See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

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

(4)	Citi’s Supplementary Leverage ratio reflects full implementation of the U.S. Basel III rules.

(5)	Dividends declared per common share as a percentage of net income per diluted share.

(6)	For information on TBV, see “Capital Resources—Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share” below.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	Third Quarter			Nine Months
In millions of dollars	2016	2015	% Change	2016	2015	% Change
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$811	$1,080	(25)%	$2,513	$3,318	(24)%
Latin America	167	306	(45)	507	716	(29)
Asia(1)	310	305	2	822	980	(16)
Total	$1,288	$1,691	(24)%	$3,842	$5,014	(23)%
Institutional Clients Group
North America	$1,119	$991	13%	$2,762	$3,097	(11)%
EMEA	680	499	36	1,799	2,129	(16)
Latin America	396	389	2	1,129	1,194	(5)
Asia	577	554	4	1,756	1,847	(5)
Total	$2,772	$2,433	14%	$7,446	$8,267	(10)%
Corporate/Other	(247)	183	NM	(365)	395	NM
Total Citicorp	$3,813	$4,307	(11)%	$10,923	$13,676	(20)%
Citi Holdings	$74	$(1)	NM	$519	$305	70%
Income from continuing operations	$3,887	$4,306	(10)%	$11,442	$13,981	(18)%
Discontinued operations	$(30)	$(10)	NM	$(55)	$(9)	NM
Net income attributable to noncontrolling interests	17	5	NM	48	65	(26)%
Citigroup’s net income	$3,840	$4,291	(11)%	$11,339	$13,907	(18)%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	Third Quarter			Nine Months
In millions of dollars	2016	2015	% Change	2016	2015	% Change
CITICORP
Global Consumer Banking
North America	$5,212	$4,893	7%	$14,842	$14,848	—%
Latin America	1,257	1,545	(19)	3,746	4,409	(15)
Asia(1)	1,758	1,696	4	5,142	5,363	(4)
Total	$8,227	$8,134	1%	$23,730	$24,620	(4)%
Institutional Clients Group
North America	$3,276	$3,440	(5)%	$9,800	$10,354	(5)%
EMEA	2,554	2,393	7	7,376	7,858	(6)
Latin America	1,009	1,049	(4)	3,017	3,067	(2)
Asia	1,789	1,777	1	5,317	5,403	(2)
Total	$8,628	$8,659	—%	$25,510	$26,682	(4)%
Corporate/Other	28	218	(87)	428	801	(47)
Total Citicorp	$16,883	$17,011	(1)%	$49,668	$52,103	(5)%
Citi Holdings	$877	$1,681	(48)%	$3,195	$5,795	(45)%
Total Citigroup Net Revenues	$17,760	$18,692	(5)%	$52,863	$57,898	(9)%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$10,063	$69,676	$75,301	$155,040	$950	$—	$155,990
Federal funds sold and securities borrowed or purchased under agreements to resell	282	235,138	—	235,420	625	—	236,045
Trading account assets	6,466	253,487	329	260,282	3,070	—	263,352
Investments	9,444	114,457	225,947	349,848	5,092	—	354,940
Loans, net of unearned income and
allowance for loan losses	281,789	306,872	—	588,661	37,335	—	625,996
Other assets	42,267	86,073	41,867	170,207	11,587	—	181,794
Liquidity assets(4)	61,200	236,419	(300,234)	(2,615)	2,615	—	—
Total assets	$411,511	$1,302,122	$43,210	$1,756,843	$61,274	$—	$1,818,117
Liabilities and equity
Total deposits	$306,541	$617,209	$10,566	$934,316	$5,936	$—	$940,252
Federal funds purchased and securities loaned or sold under agreements to repurchase	3,481	149,627	—	153,108	16	—	153,124
Trading account liabilities	11	130,891	354	131,256	393	—	131,649
Short-term borrowings	45	19,434	10,047	29,526	1	—	29,527
Long-term debt(3)	1,296	33,980	20,602	55,878	4,131	149,042	209,051
Other liabilities	19,234	82,910	14,951	117,095	4,729	—	121,824
Net inter-segment funding (lending)(3)	80,903	268,071	(14,425)	334,549	46,068	(380,617)	—
Total liabilities	$411,511	$1,302,122	$42,095	$1,755,728	$61,274	$(231,575)	$1,585,427
Total equity(5)	—	—	1,115	1,115	—	231,575	232,690
Total liabilities and equity	$411,511	$1,302,122	$43,210	$1,756,843	$61,274	$—	$1,818,117

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of September 30, 2016. The respective segment information depicts the assets and liabilities managed by each segment as of such date.

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

CITICORP
Citicorp is Citigroup’s global bank for consumers and businesses and represents Citi’s core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup’s unparalleled global network, including many of the world’s emerging economies. Citicorp is physically present in 97 countries and jurisdictions, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of its large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world.
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking businesses in Mexico) and Asia) and Institutional Clients Group (which includes Banking and Markets and securities services). Citicorp also includes Corporate/Other. At September 30, 2016, Citicorp had approximately $1.8 trillion of assets and $934 billion of deposits, representing approximately 97% of Citi’s total assets and 99% of Citi’s total deposits.

	Third Quarter			Nine Months
In millions of dollars except as otherwise noted	2016	2015	% Change	2016	2015	% Change
Net interest revenue	$10,997	$10,622	4%	$32,314	$31,557	2%
Non-interest revenue	5,886	6,389	(8)	17,354	20,546	(16)
Total revenues, net of interest expense	$16,883	$17,011	(1)%	$49,668	$52,103	(5)%
Provisions for credit losses and for benefits and claims
Net credit losses	$1,396	$1,391	—%	$4,491	$4,465	1%
Credit reserve build (release)	343	90	NM	534	(160)	NM
Provision for loan losses	$1,739	$1,481	17%	$5,025	$4,305	17%
Provision for benefits and claims	25	28	(11)	73	77	(5)
Provision for unfunded lending commitments	(45)	84	NM	3	2	50
Total provisions for credit losses and for benefits and claims	$1,719	$1,593	8%	$5,101	$4,384	16%
Total operating expenses	$9,578	$9,295	3%	$28,784	$28,360	1%
Income from continuing operations before taxes	$5,586	$6,123	(9)%	$15,783	$19,359	(18)%
Income taxes	1,773	1,816	(2)	4,860	5,683	(14)
Income from continuing operations	$3,813	$4,307	(11)%	$10,923	$13,676	(20)%
Income (loss) from discontinued operations, net of taxes	(30)	(10)	NM	(55)	(9)	NM
Noncontrolling interests	17	5	NM	42	64	(34)
Net income	$3,766	$4,292	(12)%	$10,826	$13,603	(20)%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,757	$1,691	4%
Average assets	$1,766	$1,698	4	$1,734	$1,710	1
Return on average assets	0.85%	1.00%		0.83%	1.06%
Efficiency ratio	57%	55%		58%	54%
Total EOP loans	$599	$563	6
Total EOP deposits	$934	$894	5
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) provides traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,679 branches in 19 countries as of September 30, 2016. At September 30, 2016, GCB had approximately $412 billion of assets and $307 billion of deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	Third Quarter			Nine Months
In millions of dollars except as otherwise noted	2016	2015	% Change	2016	2015	% Change
Net interest revenue	$6,770	$6,519	4%	$19,540	$19,437	1%
Non-interest revenue	1,457	1,615	(10)	4,190	5,183	(19)
Total revenues, net of interest expense	$8,227	$8,134	1%	$23,730	$24,620	(4)%
Total operating expenses	$4,440	$4,231	5%	$13,152	$12,874	2%
Net credit losses	$1,351	$1,354	—%	$4,094	$4,347	(6)%
Credit reserve build (release)	436	(103)	NM	545	(349)	NM
Provision (release) for unfunded lending commitments	(3)	1	NM	7	(3)	NM
Provision for benefits and claims	25	28	(11)	73	77	(5)
Provisions for credit losses and for benefits and claims	$1,809	$1,280	41%	$4,719	$4,072	16%
Income from continuing operations before taxes	$1,978	$2,623	(25)%	$5,859	$7,674	(24)%
Income taxes	690	932	(26)	2,017	2,660	(24)
Income from continuing operations	$1,288	$1,691	(24)%	$3,842	$5,014	(23)%
Noncontrolling interests	3	8	(63)	6	9	(33)
Net income	$1,285	$1,683	(24)%	$3,836	$5,005	(23)%
Balance Sheet data (in billions of dollars)
Average assets	$410	$375	9%	$392	$379	3%
Return on average assets	1.25%	1.78%		1.31%	1.77%
Efficiency ratio	54%	52%		55%	52%
Total EOP assets	$412	$377	9
Average deposits	$303	$295	3	$299	$297	1
Net credit losses as a percentage of average loans	1.87%	1.99%		1.97%	2.14%
Revenue by business
Retail banking	$3,361	$3,514	(4)%	$9,849	$10,585	(7)%
Cards(1)	4,866	4,620	5	13,881	14,035	(1)
Total	$8,227	$8,134	1%	$23,730	$24,620	(4)%
Income from continuing operations by business
Retail banking	$478	$574	(17)%	$1,284	$1,702	(25)%
Cards(1)	810	1,117	(27)	2,558	3,312	(23)
Total	$1,288	$1,691	(24)%	$3,842	$5,014	(23)%
Table continues on next page.

Foreign currency (FX) translation impact
Total revenue—as reported	$8,227	$8,134	1%	$23,730	$24,620	(4)%
Impact of FX translation(2)	—	(174)		—	(769)
Total revenues—ex-FX(3)	$8,227	$7,960	3%	$23,730	$23,851	(1)%
Total operating expenses—as reported	$4,440	$4,231	5%	$13,152	$12,874	2%
Impact of FX translation(2)	—	(70)		—	(356)
Total operating expenses—ex-FX(3)	$4,440	$4,161	7%	$13,152	$12,518	5%
Total provisions for LLR & PBC—as reported	$1,809	$1,280	41%	$4,719	$4,072	16%
Impact of FX translation(2)	—	(41)		—	(159)
Total provisions for LLR & PBC—ex-FX(3)	$1,809	$1,239	46%	$4,719	$3,913	21%
Net income—as reported	$1,285	$1,683	(24)%	$3,836	$5,005	(23)%
Impact of FX translation(2)	—	(49)		—	(182)
Net income—ex-FX(3)	$1,285	$1,634	(21)%	$3,836	$4,823	(20)%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the third quarter of 2016 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
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
As of September 30, 2016, North America GCB’s 727 retail bank branches are concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of September 30, 2016, North America GCB had approximately 10.6 million retail banking customer accounts, $54.8 billion of retail banking loans and $185.6 billion of deposits. In addition, North America GCB had approximately 120.8 million Citi-branded and Citi retail services credit card accounts with $125.2 billion in outstanding card loan balances.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2016	2015		2016	2015
Net interest revenue	$4,748	$4,455	7%	$13,567	$13,103	4%
Non-interest revenue	464	438	6	1,275	1,745	(27)
Total revenues, net of interest expense	$5,212	$4,893	7%	$14,842	$14,848	—%
Total operating expenses	$2,600	$2,319	12%	$7,538	$6,976	8%
Net credit losses	$929	$878	6%	$2,814	$2,837	(1)%
Credit reserve build (release)	408	(61)	NM	537	(268)	NM
Provision for unfunded lending commitments	—	—	NM	8	1	NM
Provisions for benefits and claims	7	11	(36)	24	30	(20)
Provisions for credit losses and for benefits and claims	$1,344	$828	62%	$3,383	$2,600	30%
Income from continuing operations before taxes	$1,268	$1,746	(27)%	$3,921	$5,272	(26)%
Income taxes	457	666	(31)	1,408	1,954	(28)
Income from continuing operations	$811	$1,080	(25)%	$2,513	$3,318	(24)%
Noncontrolling interests	—	1	(100)	(1)	2	NM
Net income	$811	$1,079	(25)%	$2,514	$3,316	(24)%
Balance Sheet data (in billions of dollars)
Average assets	$239	$209	14%	$223	$208	7%
Return on average assets	1.35%	2.05%		1.51%	2.13%
Efficiency ratio	50%	47%		51%	47%
Average deposits	$183.9	$181.4	1	$182.2	$180.6	1
Net credit losses as a percentage of average loans	2.08%	2.21%		2.24%	2.43%
Revenue by business
Retail banking	$1,374	$1,347	2%	$4,011	$4,140	(3)%
Citi-branded cards	2,213	1,930	15	6,000	5,872	2
Citi retail services	1,625	1,616	1	4,831	4,836	—
Total	$5,212	$4,893	7%	$14,842	$14,848	—%
Income from continuing operations by business
Retail banking	$196	$161	22%	$472	$578	(18)%
Citi-branded cards	336	522	(36)	1,036	1,560	(34)
Citi retail services	279	397	(30)	1,005	1,180	(15)
Total	$811	$1,080	(25)%	$2,513	$3,318	(24)%

NM Not meaningful

3Q16 vs. 3Q15
Net income decreased by 25% due to significantly higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 7%, reflecting higher revenues in each of retail banking, Citi-branded cards and Citi retail services.
Retail banking revenues increased 2%. The increase was primarily driven by continued volume growth in consumer and commercial banking, including growth in average loans (9%) and average checking deposits (10%), as well as an increase in mortgage gain on sale revenues due to higher margins, although North America GCB expects a seasonal decline in mortgage activity during the fourth quarter of 2016. The increase in revenues was partially offset by lower spreads and lower mortgage servicing revenues.
Cards revenues increased 8%. In Citi-branded cards, revenues increased 15%, primarily reflecting the first full quarter of revenues from the acquisition of the Costco portfolio (completed June 17, 2016). Excluding Costco, revenues increased modestly (1%) as the impact of investment-related acquisition costs abated and a portion of new loan balances matured to full rate. Average loans grew 24% (3% excluding Costco) and purchase sales grew 57% (7% excluding Costco).
Citi retail services revenues increased 1% as higher average loan growth was largely offset by the impact of the previously disclosed renewal and extension of several partnerships within the portfolio as well as the absence of revenues associated with two portfolios sold in the first quarter of 2016. Average loans increased 1%, while purchase sales decreased 1%.
Expenses increased 12%, primarily due to the Costco portfolio acquisition, volume growth and continued marketing investments, partially offset by ongoing efficiency savings. North America GCB expects to continue to incur elevated expenses in the fourth quarter of 2016 reflecting seasonally higher marketing expenses as well as ongoing investment spending, including within retail banking as the business invests in its digital and mobile banking capabilities, among other initiatives.
Provisions increased 62%, driven by a net loan loss reserve build ($408 million), compared to a loan loss reserve release in the prior-year period ($61 million), and higher net credit losses (6%).
The net loan loss reserve build mostly reflected a reserve build in the cards portfolios and was driven, largely in equal amounts, by the impact of the acquisition of the Costco portfolio, volume growth and seasoning of the portfolios, as well as the estimated impact of newly proposed regulatory guidelines on third party debt collections. This build was partially offset by a release related to the commercial banking portfolio (for information on Citi’s energy and energy-related exposures within commercial banking within North America GCB, see “Credit Risk—Commercial Credit” below).
The increase in net credit losses was primarily driven by an increase in Citi retail services of 6% to $427 million, primarily due to portfolio growth and seasoning. In retail banking, net credit losses grew 59% to $54 million, primarily due to an increase related to the commercial portfolio which was fully offset by the reserve release described above. In Citi-branded cards, net credit losses increased 1% to $448 million, despite a 24% increase in average loans, as the Costco portfolio did not incur losses in the third quarter of 2016. North America GCB expects net credit losses in both cards portfolios to increase in the near term due to portfolio growth and seasoning, the normalization of losses in the Costco portfolio and the newly proposed regulatory guidelines described above.

2016 YTD vs. 2015 YTD
Year-to-date, North America GCB has experienced similar trends to those described above. Net income decreased 24% due to higher expenses and a net loan loss reserve build, while revenues were largely unchanged.
Revenues were unchanged, reflecting lower revenues in retail banking, offset by higher revenues in Citi-branded cards. Retail banking revenues decreased 3%. Excluding the previously disclosed $110 million gain on sale of branches in Texas in the first quarter of 2015, revenues were largely unchanged as volume growth in consumer and commercial banking was offset by lower mortgage gain on sale revenues due to lower mortgage originations. Cards revenues increased 1%. In Citi-branded cards, revenues increased 2%, driven by the acquisition of the Costco portfolio, partially offset by higher acquisition and rewards costs related to the investment spending. Citi retail services revenues were largely unchanged, primarily due to portfolio growth and gains on sales of two cards portfolios in the first quarter of 2016, offset by the impact of the partnership renewals and extensions.
Expenses increased 8%, primarily due to the continued investment spending as well as higher repositioning charges, volume-related expenses and regulatory and compliance costs, partially offset by ongoing cost reduction initiatives, including as a result of the retail business’ branch rationalization strategy.
Provisions increased 30%, largely due to a net loan loss reserve build ($537 million), compared to a net loan loss reserve release in the prior-year period ($268 million), partially offset by modestly lower net credit losses (1%). The net loan loss reserve build was driven by the impact of the Costco portfolio, volume growth and the estimated impact of the newly proposed regulatory guidelines described above, partially offset by a release related to energy and energy-related exposures in the commercial banking portfolio within retail banking. The decline in net credit losses was driven by a 5% decrease in Citi-branded cards, mostly offset by increases in retail banking (13%) and Citi retail services (2%).

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses in Mexico through Citibanamex (previously known as Banco Nacional de Mexico, or Banamex), Mexico’s second-largest bank.
At September 30, 2016, Latin America GCB had 1,494 retail branches in Mexico, with approximately 28.8 million retail banking customer accounts, $19.0 billion in retail banking loans and $27.4 billion in deposits. In addition, the business had approximately 5.8 million Citi-branded card accounts with $4.9 billion in outstanding loan balances.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2016	2015		2016	2015
Net interest revenue	$886	$959	(8)%	$2,620	$2,940	(11)%
Non-interest revenue	371	586	(37)	1,126	1,469	(23)
Total revenues, net of interest expense	$1,257	$1,545	(19)%	$3,746	$4,409	(15)%
Total operating expenses	$713	$795	(10)%	$2,159	$2,438	(11)%
Net credit losses	$254	$301	(16)%	$792	$973	(19)%
Credit reserve build (release)	32	19	68	47	30	57
Provision (release) for unfunded lending commitments	—	1	(100)	2	(2)	NM
Provision for benefits and claims	18	17	6	49	47	4
Provisions for credit losses and for benefits and claims (LLR & PBC)	$304	$338	(10)%	$890	$1,048	(15)%
Income from continuing operations before taxes	$240	$412	(42)%	$697	$923	(24)%
Income taxes	73	106	(31)	190	207	(8)
Income from continuing operations	$167	$306	(45)%	$507	$716	(29)%
Noncontrolling interests	2	1	100	4	3	33
Net income	$165	$305	(46)%	$503	$713	(29)%
Balance Sheet data (in billions of dollars)
Average assets	$50	$50	—%	$50	$54	(7)%
Return on average assets	1.31%	2.42%		1.34%	1.77%
Efficiency ratio	57%	51%		58%	55%
Average deposits	$27.2	$27.1	—	$27.5	$28.4	(3)
Net credit losses as a percentage of average loans	4.12%	4.65%		4.30%	4.85%
Revenue by business
Retail banking	$893	$1,100	(19)%	$2,626	$3,047	(14)%
Citi-branded cards	364	445	(18)	1,120	1,362	(18)
Total	$1,257	$1,545	(19)%	$3,746	$4,409	(15)%
Income from continuing operations by business
Retail banking	$91	$228	(60)%	$297	$497	(40)%
Citi-branded cards	76	78	(3)	210	219	(4)
Total	$167	$306	(45)%	$507	$716	(29)%
FX translation impact
Total revenues—as reported	$1,257	$1,545	(19)%	$3,746	$4,409	(15)%
Impact of FX translation(1)	—	(193)		—	(646)
Total revenues—ex-FX(2)	$1,257	$1,352	(7)%	$3,746	$3,763	—%
Total operating expenses—as reported	$713	$795	(10)%	$2,159	$2,438	(11)%
Impact of FX translation(1)	—	(79)		—	(260)
Total operating expenses—ex-FX(2)	$713	$716	—%	$2,159	$2,178	(1)%
Provisions for LLR & PBC—as reported	$304	$338	(10)%	$890	$1,048	(15)%
Impact of FX translation(1)	—	(43)		—	(148)
Provisions for LLR & PBC—ex-FX(2)	$304	$295	3%	$890	$900	(1)%
Net income—as reported	$165	$305	(46)%	$503	$713	(29)%
Impact of FX translation(1)	—	(54)		—	(182)
Net income—ex-FX(2)	$165	$251	(34)%	$503	$531	(5)%

(1)	Reflects the impact of FX translation into U.S. dollars at the third quarter of 2016 average exchange rates for all periods presented.

(2)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

NM Not Meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

3Q16 vs. 3Q15
Net income decreased 34%, driven by lower revenues and higher cost of credit.
Revenues decreased 7%, driven by the absence of a previously disclosed $160 million gain on sale (excluding the impact of FX translation, $180 million as reported) related to the sale of the merchant acquiring business in Mexico in the prior-year period. Excluding this gain, revenues would have increased 5%, primarily due to higher revenues in retail banking, partially offset by lower revenues in cards.
Retail banking revenues decreased 8%. Excluding the gain on sale related to the merchant acquiring business, revenues would have increased 11%, driven by volume growth, including an increase in average loans (8%), driven by higher personal loans, and higher average deposits (12%), partially offset by a decline in loan spreads. Cards revenues decreased 6%, driven by the continued impact of higher payment rates and the absence of certain episodic fee revenues in the prior-year period, partially offset by higher volumes (average loans up 3%) and increased purchase sales (9%). Excluding the fee revenues in the prior-year period, cards revenues would have declined 3%, largely reflecting the continued impact of the higher payment rates resulting from the business’ focus on higher credit quality customers.
Expenses were unchanged as ongoing efficiency savings and lower marketing expenses were offset by technology investments. As previously announced, Citi intends to invest more than $1 billion in Citibanamex over the next several years, including initiatives within Latin America GCB to enhance the branch network, digital capabilities and service offerings.
Provisions increased 3%, driven by a higher net loan loss reserve build, partially offset by lower net credit losses. The net loan loss reserve build increased $14 million, primarily due to volume growth within the personal loan and commercial banking portfolios, partially offset by a release related to cards. Net credit losses decreased 3%, largely reflecting continued lower net credit losses in the cards portfolio due to a focus on higher credit quality customers. Despite this decrease, Latin America GCB expects net credit losses within its loan portfolios could increase in the near term consistent with continued portfolio growth and seasoning.

2016 YTD vs. 2015 YTD
Net income decreased 5%, driven by a higher tax rate due to the absence of certain tax benefits, partially offset by modestly lower expenses and cost of credit.
Revenues were largely unchanged. Excluding the gain on sale related to the merchant acquiring business, revenues would have increased 4%, primarily due to higher revenues in retail banking, partially offset by lower revenues in cards. Retail banking revenues increased 1%. Excluding the gain on sale related to the merchant acquiring business, revenues would have increased 8%, driven by the same factors described above as well as the impact of lower revenues due to business divestitures. Cards revenues decreased 4%, driven by the continued higher payment rates.
Expenses decreased 1%, primarily due to lower legal and related expenses, the impact of business divestitures and ongoing efficiency savings, partially offset by repositioning charges, higher marketing costs and ongoing investment spending.
Provisions decreased 1% as lower net credit losses were partially offset by a higher net loan loss reserve build. Net credit losses decreased 6%, largely reflecting lower net credit losses in the cards and personal loan portfolios due to the focus on higher credit quality customers. The net loan loss reserve build increased $24 million, primarily due to a net loan loss reserve build for the personal loan and the commercial banking portfolios, partially offset by a release related to cards portfolio.

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses, as applicable. As of September 30, 2016, Citi’s most significant revenues in the region were from Singapore, Hong Kong, Korea, India, Australia, Taiwan, Indonesia, Thailand, Malaysia and the Philippines. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily in Poland, Russia and the United Arab Emirates.
At September 30, 2016, on a combined basis, the businesses had 458 retail branches, approximately 16.9 million retail banking customer accounts, $68.1 billion in retail banking loans and $93.6 billion in deposits. In addition, the businesses had approximately 16.4 million Citi-branded card accounts with $17.7 billion in outstanding loan balances.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted (1)	2016	2015		2016	2015
Net interest revenue	$1,136	$1,105	3%	$3,353	$3,394	(1)%
Non-interest revenue	622	591	5	1,789	1,969	(9)
Total revenues, net of interest expense	$1,758	$1,696	4%	$5,142	$5,363	(4)%
Total operating expenses	$1,127	$1,117	1%	$3,455	$3,460	—%
Net credit losses	$168	$175	(4)%	$488	$537	(9)%
Credit reserve build (release)	(4)	(61)	93	(39)	(111)	65
Provision (release) for unfunded lending commitments	(3)	—	NM	(3)	(2)	(50)
Provisions for credit losses	$161	$114	41%	$446	$424	5%
Income from continuing operations before taxes	$470	$465	1%	$1,241	$1,479	(16)%
Income taxes	160	160	—	419	499	(16)
Income from continuing operations	$310	$305	2%	$822	$980	(16)%
Noncontrolling interests	1	6	(83)	3	4	(25)
Net income	$309	$299	3%	$819	$976	(16)%
Balance Sheet data (in billions of dollars)
Average assets	$121	$116	4%	$119	$117	2%
Return on average assets	1.02%	1.02%		0.92%	1.12%
Efficiency ratio	64%	66%		67%	65%
Average deposits	$91.6	$86.4	6	$89.4	$88.0	2
Net credit losses as a percentage of average loans	0.78%	0.80%		0.77%	0.80%
Revenue by business
Retail banking	$1,094	$1,067	3%	$3,212	$3,398	(5)%
Citi-branded cards	664	629	6	1,930	1,965	(2)
Total	$1,758	$1,696	4%	$5,142	$5,363	(4)%
Income from continuing operations by business
Retail banking	$191	$185	3%	$515	$627	(18)%
Citi-branded cards	119	120	(1)	307	353	(13)
Total	$310	$305	2%	$822	$980	(16)%

FX translation impact
Total revenues—as reported	$1,758	$1,696	4%	$5,142	$5,363	(4)%
Impact of FX translation(2)	—	19		—	(123)
Total revenues—ex-FX(3)	$1,758	$1,715	3%	$5,142	$5,240	(2)%
Total operating expenses—as reported	$1,127	$1,117	1%	$3,455	$3,460	—%
Impact of FX translation(2)	—	9		—	(96)
Total operating expenses—ex-FX(3)	$1,127	$1,126	—%	$3,455	$3,364	3%
Provisions for loan losses—as reported	$161	$114	41%	$446	$424	5%
Impact of FX translation(2)	—	2		—	(11)
Provisions for loan losses—ex-FX(3)	$161	$116	39%	$446	$413	8%
Net income—as reported	$309	$299	3%	$819	$976	(16)%
Impact of FX translation(2)	—	5		—	—
Net income—ex-FX(3)	$309	$304	2%	$819	$976	(16)%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the third quarter of 2016 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

NM	Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

3Q16 vs. 3Q15
Net income increased 2%, reflecting higher revenues, largely offset by higher cost of credit.
Revenues increased 3%, reflecting both higher retail banking and cards revenues. Retail banking revenues increased 2%, mainly due to an 11% increase in wealth management revenues due to improving investment sentiment, particularly in Taiwan, Hong Kong and Indonesia, as well as an increase in assets under management. Retail banking revenues excluding wealth management decreased 1%, primarily due to lower average loans (decrease of 4%), largely offset by growth in deposit volumes (5% increase in average deposits) and higher insurance revenues. The lower average loans was due to the product repositioning of the portfolio away from lower return mortgage loans as well as de-risking in the commercial portfolio.
Cards revenues increased 4%, driven by modest volume growth, continued improvement in yields and abating regulatory headwinds. The volume growth was driven by a 2% increase in average loans, stabilizing payment rates and a 1% increase in purchase sales.
Expenses were largely unchanged as investment spending and higher regulatory and compliance costs were offset by efficiency savings.
Provisions increased 39%, primarily due to higher net loan loss reserve releases in the prior-year period, partially offset by lower net credit losses.

2016 YTD vs. 2015 YTD
Net income decreased 16% due to lower revenues, higher expenses and higher cost of credit.
Revenues decreased 2%, primarily due to the slowdown in wealth management revenues in the first half of the year and lower retail lending revenues, partially offset by higher cards revenues. Retail banking revenues decreased 3%, driven by the lower wealth management revenues and lower average loans, partially offset by growth in deposit volumes and higher insurance revenues. Cards revenues increased 1%, primarily due to the same factors described above.
Expenses increased 3%, driven by higher repositioning costs and higher regulatory and compliance costs, partially offset by efficiency savings.
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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in over 100 countries and jurisdictions. At September 30, 2016, ICG had approximately $1.3 trillion of assets and $617 billion of deposits, while two of its businesses, securities services and issuer services, managed approximately $15.4 trillion of assets under custody compared to $14.9 trillion at the end of the prior-year period.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2016	2015		2016	2015
Commissions and fees	$928	$958	(3)%	$2,886	$2,945	(2)%
Administration and other fiduciary fees	610	594	3	1,845	1,870	(1)
Investment banking	917	828	11	2,686	3,082	(13)
Principal transactions	2,063	1,209	71	5,548	5,199	7
Other(1)	(126)	903	NM	(88)	1,353	NM
Total non-interest revenue	$4,392	$4,492	(2)%	$12,877	$14,449	(11)%
Net interest revenue (including dividends)	4,236	4,167	2	12,633	12,233	3
Total revenues, net of interest expense	$8,628	$8,659	—%	$25,510	$26,682	(4)%
Total operating expenses	$4,680	$4,715	(1)%	$14,309	$14,209	1%
Net credit losses	$45	$37	22%	$397	$118	NM
Credit reserve build (release)	(93)	193	NM	(11)	189	NM
Provision (release) for unfunded lending commitments	(42)	83	NM	(4)	5	NM
Provisions for credit losses	$(90)	$313	NM	$382	$312	22%
Income from continuing operations before taxes	$4,038	$3,631	11%	$10,819	$12,161	(11)%
Income taxes	1,266	1,198	6	3,373	3,894	(13)
Income from continuing operations	$2,772	$2,433	14%	$7,446	$8,267	(10)%
Noncontrolling interests	19	(6)	NM	46	44	5
Net income	$2,753	$2,439	13%	$7,400	$8,223	(10)%
Average assets (in billions of dollars)	$1,309	$1,264	4%	$1,293	$1,276	1%
Return on average assets	0.84%	0.77%		0.76%	0.86%
Efficiency ratio	54%	54%		56%	53%
CVA/DVA-after-tax	$—	$143	(100)%	$—	$289	(100)%
Net income ex-CVA/DVA (2)	$2,753	$2,296	20%	$7,400	$7,934	(7)%
Revenues by region
North America	$3,276	$3,440	(5)%	$9,800	$10,354	(5)%
EMEA	2,554	2,393	7	7,376	7,858	(6)
Latin America	1,009	1,049	(4)	3,017	3,067	(2)
Asia	1,789	1,777	1	5,317	5,403	(2)
Total	$8,628	$8,659	—%	$25,510	$26,682	(4)%

Income from continuing operations by region
North America	$1,119	$991	13%	$2,762	$3,097	(11)%
EMEA	680	499	36	1,799	2,129	(16)
Latin America	396	389	2	1,129	1,194	(5)
Asia	577	554	4	1,756	1,847	(5)
Total	$2,772	$2,433	14%	$7,446	$8,267	(10)%
Average loans by region (in billions of dollars)
North America	$135	$126	7%	$132	$122	8%
EMEA	68	63	8	66	62	6
Latin America	43	40	8	43	40	8
Asia	60	62	(3)	60	62	(3)
Total	$306	$291	5%	$301	$286	5%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$415	$399	4%
All other ICG businesses	202	196	3
Total	$617	$595	4%

(1)
First quarter of 2016 includes a previously disclosed charge of approximately $180 million primarily reflecting the write down of Citi’s net investment in Venezuela as a result of changes in the exchange rate during the quarter.

(2)	Excludes CVA/DVA in the third quarter and nine months of 2015, consistent with current period presentation. For additional information, see Notes 1 and 20 to the Consolidated Financial Statements.
NM Not Meaningful
ICG Revenue Details—Excluding CVA/DVA and Gain/(Loss) on Loan Hedges(1)

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars	2016	2015		2016	2015
Investment banking revenue details
Advisory	$239	$239	—%	$704	$791	(11)%
Equity underwriting	146	173	(16)	438	700	(37)
Debt underwriting	701	532	32	2,036	1,945	5
Total investment banking	$1,086	$944	15%	$3,178	$3,436	(8)%
Treasury and trade solutions	2,039	1,933	5	6,038	5,778	4
Corporate lending—excluding gain (loss) on loan hedges(2)	450	433	4	1,294	1,385	(7)
Private bank	746	715	4	2,230	2,171	3
Total banking revenues (ex-CVA/DVA and gain (loss) on loan hedges)(1)	$4,321	$4,025	7%	$12,740	$12,770	—%
Corporate lending—gain/(loss) on loan hedges(2)	$(218)	$352	NM	$(487)	$338	NM
Total banking revenues (ex-CVA/DVA and including gain (loss) on loan hedges)(1)	$4,103	$4,377	(6)%	$12,253	$13,108	(7)%
Fixed income markets	$3,466	$2,566	35%	$10,019	$9,097	10%
Equity markets	663	1,002	(34)	2,157	2,518	(14)
Securities services	536	513	4	1,629	1,626	—
Other(3)	(140)	(20)	NM	(548)	(122)	NM
Total Markets and securities services (ex-CVA/DVA)(1)	$4,525	$4,061	11%	$13,257	$13,119	1%
Total ICG (ex-CVA/DVA)	$8,628	$8,438	2%	$25,510	$26,227	(3)%
CVA/DVA (excluded as applicable in lines above)	—	221	NM	—	455	NM
Fixed income markets	—	180	NM	—	392	NM
Equity markets	—	44	NM	—	63	NM
Private bank	—	(3)	NM	—	—	NM
Total revenues, net of interest expense	$8,628	$8,659	—%	$25,510	$26,682	(4)%

(1)	Excludes CVA/DVA in the third quarter and nine months of 2015, consistent with current period presentation. For additional information, see Notes 1 and 20 to the Consolidated Financial Statements.

(2)
Hedges on accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection.

(3)
First quarter of 2016 includes the previously disclosed charge of approximately $180 million, primarily reflecting the write down of Citi’s net investment in Venezuela as a result of changes in the exchange rate during the quarter.

NM Not meaningful

The discussion of the results of operations for ICG below excludes the impact of CVA/DVA for the third quarter and year-to-date 2015. Presentations of the results of operations, excluding the impact of CVA/DVA and the impact of gains/(losses) on hedges on accrual loans, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

3Q16 vs. 3Q15
Net income increased 20%, primarily driven by higher revenues, lower expenses and lower cost of credit.

•
Revenues increased 2%, reflecting higher revenues in Markets and securities services (increase of 11%), driven by fixed income markets, offset by lower revenues in Banking (decrease of 6% including the gains/(losses) on hedges on accrual loans). Excluding the impact of the gains/(losses) on loan hedges, Banking revenues increased 7%, driven by debt underwriting in investment banking and treasury and trade solutions. Citi expects revenues in ICG will likely continue to reflect the overall market environment during the remainder of 2016, including a normal seasonal decline in Markets and securities services revenues.

Within Banking:

•
Investment banking revenues increased 15%, largely reflecting increased industry-wide debt underwriting activity during the current quarter. Advisory revenues were largely unchanged, despite a lower overall M&A market. Equity underwriting revenues decreased 16%, driven by North America, primarily reflecting a decrease in wallet share resulting from continued share fragmentation. Debt underwriting revenues increased 32%, driven by North America and EMEA, primarily due to the higher market activity.

•
Treasury and trade solutions revenues increased 5%. Excluding the impact of FX translation, revenues increased 8% due to continued growth in transaction volumes with new and existing clients, continued growth in deposit balances, particularly in North America and EMEA, improved spreads, and overall growth in the trade business, driven by Latin America. End-of-period deposit balances increased 4%, while average trade loans decreased 1% (unchanged excluding the impact of FX translation).

•
Corporate lending revenues decreased 70%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues increased 4%, mostly reflecting higher average loans, partially offset by higher hedging costs.

•	Private bank revenues increased 4%, driven by North America, reflecting loan growth, improved banking spreads and higher managed investment revenues.

Within Markets and securities services:

•
Fixed income markets revenues increased 35%, with higher revenues in all regions. The increase in fixed income markets revenues was driven by higher rates and currencies revenues and higher spread products revenues. Rates and currencies revenues increased 34%, driven by overall strength in North America and EMEA, primarily due to increased client activity and strong trading results in G10 rates, as well as strength in local markets revenues, particularly in EMEA and Latin America. The increase in spread products revenues was driven by higher credit markets and securitized markets revenues, particularly in North America, as the businesses continued to recover from the lower levels experienced in late 2015, as well as higher municipals revenues in North America.

•
Equity markets revenues decreased 34%. The prior-year period included a positive valuation adjustment ($140 million) related to certain financing transactions (see “Executive Summary” above). Excluding the adjustment, revenues decreased 23%, driven by lower client activity, a less favorable environment, particularly in derivatives, as well as a comparison to strong performance in Asia in the prior-year period.

•
Securities services revenues increased 4%. Excluding the impact of FX translation, revenues increased 6%, driven by EMEA and Asia, primarily reflecting increased client activity, higher deposit volumes and improved spreads, partially offset by the absence of revenues from divestitures.

Expenses decreased 1% as a benefit from FX translation, efficiency savings and lower legal and related costs were partially offset by higher compensation expense and higher repositioning charges.
Provisions decreased $403 million to a benefit of $90 million in the current quarter reflecting a net loan loss reserve release of $135 million (compared to a net build of $276 million in the prior-year period) and net credit losses of $45 million ($37 million in the prior-year period), which were largely offset by previously established loan loss reserves. While, in total, the corporate credit portfolio experienced a net reserve release from ratings upgrades, reductions in exposures and improved valuations during the current quarter, the business remains cautious as to the energy sector and potential price volatility. For additional information on Citi’s corporate energy and energy-related exposures, see “Credit Risk—Corporate Credit” below.

2016 YTD vs. 2015 YTD
Net income decreased 7%, primarily driven by lower revenues, higher cost of credit and higher expenses.

•
Revenues decreased 3%, reflecting lower revenues in Banking (decrease of 7% including the gains/(losses) on hedges on accrual loans), partially offset by higher revenues in Markets and securities services (increase of 1%). Excluding the impact of the gains/(losses) on hedges on accrual loans, Banking revenues were largely unchanged.

Within Banking:

•
Investment banking revenues decreased 8%, largely reflecting the overall industry-wide slowdown in activity levels during the first half of 2016. Advisory revenues decreased 11%, particularly in North America, reflecting strong performance in the prior-year period as well as the lower market activity. Equity underwriting revenues decreased 37%, primarily due to the decline in market activity. Debt underwriting revenues increased 5%, primarily due to increased market activity and a higher wallet share.

•
Treasury and trade solutions revenues increased 4%. Excluding the impact of FX translation, revenues increased 8%, reflecting growth across all regions. The increase was primarily due to continued growth in transaction volumes, continued growth in deposit balances, improved spreads, particularly in Latin America and North America, and overall growth in trade revenues.

•
Corporate lending revenues decreased 53%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues decreased 7%, driven by a lease financing adjustment in the second quarter of 2016 and higher hedging costs, partially offset by continued growth in average loan balances.

•	Private bank revenues increased 3%, reflecting growth in loan volumes and deposit balances, partially offset by lower capital markets activity and managed investments.

Within Markets and securities services:

•
Fixed income markets revenues increased 10%, due to strength in North America, Latin America and Asia. The increase in fixed income markets revenues was driven by growth in rates and currencies, partially offset by a decrease in spread products and commodities revenues. Rates and currencies revenues increased 20%, primarily driven by overall G10 products, due to strength in North America, EMEA and Asia. Spread products revenues declined modestly due to a decline in securitized markets revenues, particularly in North America and EMEA, largely offset by an increase in municipals revenues and credit markets revenues. The decline in spread products revenues was primarily due to lower activity levels and a less favorable environment in the early part of 2016.

•
Equity markets revenues decreased 14%, reflecting the impact of lower client volumes in cash equities and derivatives and the strong trading performance in Asia in the prior-year period, partially offset by increased prime finance revenues.

•
Securities services revenues were largely unchanged as increased client activity and a modest gain on sale of a private equity fund services business in the first quarter of 2016 were offset by the absence of revenues from divestitures and lower assets under custody due to lower market valuations.

Expenses increased 1% as higher repositioning charges and higher compensation expense were largely offset by a benefit from FX translation, efficiency savings and lower legal and related costs.
Provisions increased 22%, primarily reflecting net credit losses of $397 million ($118 million in the prior-year period) and a net loan loss reserve release of $15 million (build of $194 million in the prior-year period). This higher cost of credit included approximately $215 million of net credit losses and an approximately $118 million net loan loss reserve build related to energy and energy-related exposures in the year-to-date period, largely due to low oil prices as well as the impact of regulatory guidance in the first quarter of 2016.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At September 30, 2016, Corporate/Other had $43 billion of assets, or 2% of Citigroup’s total assets.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars	2016	2015		2016	2015
Net interest revenue	$(9)	$(64)	86%	$141	$(113)	NM
Non-interest revenue	37	282	(87)%	287	914	(69)%
Total revenues, net of interest expense	$28	$218	(87)%	$428	$801	(47)%
Total operating expenses	$458	$349	31%	$1,323	$1,277	4%
Provisions for loan losses and for benefits and claims	—	—	—	—	—	—
Loss from continuing operations before taxes	$(430)	$(131)	NM	$(895)	$(476)	(88)%
Income taxes (benefits)	(183)	(314)	42%	(530)	(871)	39%
Income (loss) from continuing operations	$(247)	$183	NM	$(365)	$395	NM
Income (loss) from discontinued operations, net of taxes	(30)	(10)	NM	(55)	(9)	NM
Net income (loss) before attribution of noncontrolling interests	$(277)	$173	NM	$(420)	$386	NM
Noncontrolling interests	(5)	3	NM	(10)	11	NM
Net income (loss)	$(272)	$170	NM	$(410)	$375	NM
NM Not meaningful

3Q16 vs. 3Q15
The net loss was $272 million, compared to net income of $170 million in the prior-year period, due to lower revenues and higher expenses and a higher effective tax rate due to the absence of certain tax benefits in the current quarter.
Revenues decreased 87%, primarily due to the absence of the equity contribution related to China Guangfa Bank (see “Executive Summary” above).
Expenses increased 31%, largely driven by higher expenses related to Citi’s sponsorship of the U.S. Olympic team and higher consulting costs related to the timing of Citi’s resolution plan submission towards the end of the current quarter.

2016 YTD vs. 2015 YTD
Year-to-date, Corporate/Other has experienced similar trends to those described above. The net loss was $410 million, compared to net income of $375 million in the prior-year period, reflecting lower revenues, the higher effective tax rate and the absence of the favorable tax impact reflecting the resolution of state and local audits in the second quarter of 2015 and higher expenses.
Revenues decreased 47%, primarily due to the absence of gains on real estate sales, lower gains on debt buybacks and the absence of the equity contribution related to China Guangfa Bank, partially offset by higher investment income.
Expenses increased 4%, largely driven by the higher expenses related to the Olympic sponsorship, the higher consulting costs described above and higher repositioning charges, partially offset by lower legal and related expenses.

CITI HOLDINGS
Citi Holdings contains the remaining businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. As of September 30, 2016, Citi Holdings assets were approximately $61 billion, a decrease of 48% year-over-year and 8% from June 30, 2016. The decline in assets of $5 billion from June 30, 2016 primarily consisted of divestitures and run-off. As of October 31, 2016, Citi had signed agreements to reduce Citi Holdings GAAP assets by an additional $10 billion, including Citi’s consumer banking businesses in Argentina and Brazil, subject to regulatory approvals and other closing conditions.
Also as of September 30, 2016, consumer assets in Citi Holdings were approximately $54 billion, or approximately 89% of Citi Holdings assets. Of the consumer assets, approximately $31 billion, or 57%, consisted of North America mortgages (residential first mortgages and home equity loans). As of September 30, 2016, Citi Holdings represented approximately 3% of Citi’s GAAP assets and 9% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2016	2015		2016	2015
Net interest revenue	$482	$1,151	(58)%	$1,628	$3,610	(55)%
Non-interest revenue	395	530	(25)	1,567	2,185	(28)
Total revenues, net of interest expense	$877	$1,681	(48)%	$3,195	$5,795	(45)%
Provisions for credit losses and for benefits and claims
Net credit losses	$129	$272	(53)%	$374	$1,075	(65)%
Credit reserve release	(122)	(171)	29	(377)	(528)	29
Provision for loan losses	$7	$101	(93)%	$(3)	$547	NM
Provision for benefits and claims	10	161	(94)	99	490	(80)
Release for unfunded lending commitments	—	(19)	100	(7)	(22)	68
Total provisions for credit losses and for benefits and claims	$17	$243	(93)%	$89	$1,015	(91)%
Total operating expenses	$826	$1,374	(40)%	$2,512	$4,121	(39)%
Income from continuing operations before taxes	$34	$64	(47)%	$594	$659	(10)%
Income taxes (benefits)	(40)	65	NM	75	354	(79)%
Income from continuing operations	$74	$(1)	NM	$519	$305	70%
Noncontrolling interests	—	—	—	$6	$1	NM
Net income (loss)	$74	$(1)	NM	$513	$304	69%
Total revenues, net of interest expense (excluding CVA/DVA)(1)
Total revenues—as reported	$877	$1,681	(48)%	$3,195	$5,795	(45)%
CVA/DVA	—	(25)	NM	—	(20)	NM
Total revenues-excluding CVA/DVA(1)	$877	$1,706	(49)%	$3,195	$5,815	(45)%
Balance sheet data (in billions of dollars)
Average assets	$64	$120	(47)%	$71	$127	(44)%
Return on average assets	0.46%	—%		0.97%	0.32%
Efficiency ratio	94%	82%		79%	71%
Total EOP assets	$61	$117	(48)
Total EOP loans	39	60	(35)
Total EOP deposits	6	11	(44)

(1)	Excludes CVA/DVA in the third quarter and nine months of 2015, consistent with current period presentation. For additional information, see Notes 1 and 20 to the Consolidated Financial Statements.
NM Not meaningful

The discussion of the results of operations for Citi Holdings below excludes the impact of CVA/DVA for the third quarter and year-to-date 2015. Presentations of the results of operations, excluding the impact of CVA/DVA, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

3Q16 vs. 3Q15
Net income was $74 million, compared to net income of $15 million in the prior-year period, primarily due to lower expenses and lower cost of credit, partially offset by lower revenues.
Revenues decreased 49%, primarily driven by the overall wind-down of the portfolio.
Expenses declined 40%, primarily due to the ongoing decline in assets and modestly lower legal and related and repositioning costs.
Provisions decreased 93% to $17 million, driven by lower net credit losses and a lower provision for benefits and claims reflecting lower insurance-related assets, partially offset by a lower net loan loss reserve release. Net credit losses declined 53%, primarily due to divestiture activity and continued improvements in North America mortgages. The net reserve release decreased 36% to $122 million, primarily due to the impact of asset sales.

2016 YTD vs. 2015 YTD
Year-to-date, Citi Holdings has experienced similar trends to those described above. Net income increased 62% to $513 million, primarily due to lower expenses and lower cost of credit, partially offset by lower revenues.
Revenues decreased 45%, primarily driven by the overall wind-down of the portfolio, partially offset by higher net gains on asset sales.
Expenses declined 39%, primarily due to the ongoing decline in assets and lower legal and related costs, partially offset by higher repositioning costs.
Provisions decreased 91%, driven by the same factors described above. Net credit losses declined 65%, primarily due to overall lower asset levels as well as continued improvements in North America mortgages. The net reserve release decreased 30% to $384 million, primarily due to the impact of asset sales.

Payment Protection Insurance (PPI)
For background information on PPI, see “Citi Holdings” in Citi’s 2015 Annual Report on Form 10-K.
In August 2016, the U.K. Financial Conduct Authority (FCA) issued a new consultation paper that included, among other things, a deadline for PPI complaints of June 2019 (a 2018 deadline was proposed previously). Final rules are expected by year-end 2016, with an effective date in March 2017.
During the current quarter, Citi increased its PPI reserves by approximately $70 million ($34 million of which was recorded in Citi Holdings and $36 million of which was recorded in discontinued operations), largely driven by the new proposed deadline for PPI complaints as well as the ongoing level of claims. Citi’s PPI reserve as of the end of the current quarter was $256 million, compared to $262 million as of the end of 2015. Additional reserving actions, if any, during the remainder of 2016 will largely depend on the timing and requirements of the FCA’s final rules.

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
During the third quarter of 2016, Citi returned a total of approximately $3.0 billion of capital to common shareholders in the form of share repurchases (approximately 56 million common shares) and dividends.

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

Capital Planning and Stress Testing
Citi is subject to an annual assessment by the Federal Reserve Board as to whether Citi has effective capital planning processes as well as sufficient regulatory capital to absorb losses during stressful economic and financial conditions, while also meeting obligations to creditors and counterparties and continuing to serve as a credit intermediary. This annual assessment includes two related programs: the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST). For additional information regarding Citi’s capital planning and stress testing, including potential changes in Citi’s regulatory capital requirements and future CCAR processes, see “Forward-Looking Statements” below and “Capital Resources—Current Regulatory Capital Standards— Capital Planning and Stress Testing” and “Risk Factors—Regulatory Risks” in Citigroup’s 2015 Annual Report on Form 10-K.
In September 2016, the Federal Reserve Board proposed certain revisions to its capital planning and stress testing rules which, if adopted, would become effective with the 2017 CCAR cycle. Among the proposed revisions would be a reduction in the amount of capital a banking organization subject to the quantitative requirements of CCAR may request to distribute in excess of the amount otherwise previously approved under its capital plan. The so-called “de minimis exception” threshold would be lowered from the current 1.0% to 0.25% of Tier 1 Capital, and would be available to these banking organizations, subject to compliance with certain conditions, including 15 days prior notification as to planned execution of the exception and no objection by the Federal Reserve Board within that timeframe.

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

GSIB Surcharge
The Federal Reserve Board also adopted a rule which imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi. GSIB surcharges under the rule initially range from 1.0% to 4.5% of total risk-weighted assets. Citi’s initial GSIB surcharge effective January 1, 2016 is 3.5%. However, Citi expects that its efforts in addressing quantitative measures of its systemic importance have resulted in a reduction of Citi’s GSIB surcharge to 3%, effective January 1, 2017. For additional information regarding the identification of a GSIB and the methodology for annually determining the GSIB surcharge, see “Capital Resources—Current Regulatory Capital Standards—GSIB Surcharge” in Citigroup’s 2015 Annual Report on Form 10-K.

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
The following table sets forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of September 30, 2016 and December 31, 2015.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	September 30, 2016		December 31, 2015
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$172,046	$172,046	$173,862	$173,862
Tier 1 Capital	182,171	182,171	176,420	176,420
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	208,053	221,024	198,746	211,115
Total Risk-Weighted Assets	1,204,384	1,143,625	1,190,853	1,138,711
Common Equity Tier 1 Capital ratio(2)	14.28%	15.04%	14.60%	15.27%
Tier 1 Capital ratio(2)	15.13	15.93	14.81	15.49
Total Capital ratio(2)	17.27	19.33	16.69	18.54

In millions of dollars, except ratios	September 30, 2016	December 31, 2015
Quarterly Adjusted Average Total Assets(3)	$1,777,662	$1,732,933
Total Leverage Exposure(4)	2,366,219	2,326,072
Tier 1 Leverage ratio	10.25%	10.18%
Supplementary Leverage ratio	7.70	7.58

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

(2)
As of September 30, 2016 and December 31, 2015, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at September 30, 2016 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of September 30, 2016.

Components of Citigroup Capital Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	September 30, 2016	December 31, 2015
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$212,506	$205,286
Add: Qualifying noncontrolling interests	275	369
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains (losses) on securities available-for-sale (AFS), net of tax(2)(3)	649	(544)
Less: Defined benefit plans liability adjustment, net of tax(3)	(2,238)	(3,070)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(4)	(232)	(617)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	201	176
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(6)	21,763	21,980
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(3)(7)	3,106	1,434
Less: Defined benefit pension plan net assets(3)	535	318
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(8)	13,502	9,464
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(3)(8)(9)	3,449	2,652
Total Common Equity Tier 1 Capital	$172,046	$173,862
Additional Tier 1 Capital
Qualifying perpetual preferred stock(1)	$19,069	$16,571
Qualifying trust preferred securities(10)	1,369	1,707
Qualifying noncontrolling interests	18	12
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	134	265
Less: Defined benefit pension plan net assets(3)	356	476
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(8)	9,001	14,195
Less: Permitted ownership interests in covered funds(11)	759	567
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(12)	81	229
Total Additional Tier 1 Capital	$10,125	$2,558
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$182,171	$176,420
Tier 2 Capital
Qualifying subordinated debt(13)(14)	$25,007	$21,370
Qualifying trust preferred securities(10)	324	—
Qualifying noncontrolling interests	24	17
Excess of eligible credit reserves over expected credit losses(15)	605	1,163
Regulatory Capital Adjustment and Deduction:
Add: Unrealized gains on AFS equity exposures includable in Tier 2 Capital	3	5
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(12)	81	229
Total Tier 2 Capital	$25,882	$22,326
Total Capital (Tier 1 Capital + Tier 2 Capital)	$208,053	$198,746

Citigroup Risk-Weighted Assets Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	September 30, 2016	December 31, 2015
Credit Risk(16)	$796,200	$791,036
Market Risk	71,070	74,817
Operational Risk	337,114	325,000
Total Risk-Weighted Assets	$1,204,384	$1,190,853

(1)
Issuance costs of $184 million and $147 million related to preferred stock outstanding at September 30, 2016 and December 31, 2015, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(7)
Identifiable intangible assets other than MSRs increased by approximately $2.2 billion as a result of the acquisition of the Costco cards portfolio, as well as the renewal and extension of the co-branded credit card program agreement with American Airlines. For additional information, see Note 15 to the Consolidated Financial Statements.

(8)
Of Citi’s approximately $45.4 billion of net DTAs at September 30, 2016, approximately $21.2 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $24.2 billion of such assets were excluded in arriving at regulatory capital. Comprising the excluded net DTAs was an aggregate of approximately $26.0 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which $17.0 billion were deducted from Common Equity Tier 1 Capital and $9.0 billion were deducted from Additional Tier 1 Capital. Serving to reduce the approximately $26.0 billion of aggregate excluded net DTAs was approximately $1.8 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital.

(9)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At September 30, 2016 and December 31, 2015, the deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.

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

(12)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

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

(14)
At the beginning of each of the last five years of the life of each qualifying subordinated debt instrument, the carrying amount that is eligible to be included in Tier 2 Capital is reduced by 20% of the original amount of the instrument (net of redemptions), in accordance with the U.S. Basel III rules.

(15)
Advanced Approaches banking organizations are permitted to include in Tier 2 Capital eligible credit reserves that exceed expected credit losses to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.

(16)
Under the U.S. Basel III rules, credit risk-weighted assets during the transition period reflect the effects of transitional arrangements related to regulatory capital adjustments and deductions and, as a result, will differ from credit risk-weighted assets derived under full implementation of the rules.

Citigroup Capital Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Common Equity Tier 1 Capital
Balance, beginning of period	$171,594	$173,862
Net income	3,840	11,339
Common and preferred stock dividends declared	(689)	(1,517)
Net increase in treasury stock	(2,530)	(4,392)
Net change in common stock and additional paid-in capital(1)	144	(376)
Net decrease in foreign currency translation adjustment net of hedges, net of tax	(375)	(273)
Net change in unrealized gains/losses on securities AFS, net of tax	(259)	1,336
Net change in defined benefit plans liability adjustment, net of tax	7	(1,312)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(57)	(20)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	91	217
Net change in identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	109	(1,672)
Net change in defined benefit pension plan net assets	43	(217)
Net change in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	263	(4,038)
Net increase in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(133)	(797)
Other	(2)	(94)
Net change in Common Equity Tier 1 Capital	$452	$(1,816)
Common Equity Tier 1 Capital Balance, end of period	$172,046	$172,046
Additional Tier 1 Capital
Balance, beginning of period	$9,688	$2,558
Net increase in qualifying perpetual preferred stock(1)	—	2,498
Net change in qualifying trust preferred securities	1	(338)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	96	131
Net decrease in defined benefit pension plan net assets	30	120
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	176	5,194
Net change in permitted ownership interests in covered funds	30	(192)
Other	104	154
Net increase in Additional Tier 1 Capital	$437	$7,567
Tier 1 Capital Balance, end of period	$182,171	$182,171
Tier 2 Capital
Balance, beginning of period	$24,862	$22,326
Net increase in qualifying subordinated debt	1,325	3,637
Net change in qualifying trust preferred securities	(4)	324
Net decrease in excess of eligible credit reserves over expected credit losses	(406)	(558)
Other	105	153
Net increase in Tier 2 Capital	$1,020	$3,556
Tier 2 Capital Balance, end of period	$25,882	$25,882
Total Capital (Tier 1 Capital + Tier 2 Capital)	$208,053	$208,053

(1)
During the nine months ended September 30, 2016, Citi issued approximately $2.5 billion of qualifying perpetual preferred stock with issuance costs of $37 million. In accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP, such issuance costs are excluded from common stockholders’ equity and netted against preferred stock.

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total Risk-Weighted Assets, beginning of period	$1,204,408	$1,190,853
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(1)	(5,468)	(14,660)
Net decrease in wholesale exposures(2)	(4,246)	(522)
Net decrease in repo-style transactions(3)	(3,995)	(3,360)
Net increase in securitization exposures	694	405
Net decrease in equity exposures(4)	(2,089)	(1,687)
Net change in over-the-counter (OTC) derivatives(5)	(2,145)	7,541
Net increase in derivatives CVA(6)	4,278	17,052
Net increase in other exposures(7)	449	1,068
Net decrease in supervisory 6% multiplier(8)	(1,008)	(673)
Net change in Credit Risk-Weighted Assets	$(13,530)	$5,164
Changes in Market Risk-Weighted Assets
Net increase in risk levels(9)	$2,850	$413
Net decrease due to model and methodology updates(10)	(1,458)	(4,160)
Net change in Market Risk-Weighted Assets	$1,392	$(3,747)
Net increase in Operational Risk-Weighted Assets(11)	$12,114	$12,114
Total Risk-Weighted Assets, end of period	$1,204,384	$1,204,384

(1)
Retail exposures decreased during the three and nine months ended September 30, 2016, in part, due to residential mortgage loan sales and repayments, and divestitures of certain Citi Holdings portfolios. The decrease in retail exposures during the nine months ended September 30, 2016 was partially offset by the acquisition of the Costco cards portfolio.

(2)
Wholesale exposures decreased during the three months ended September 30, 2016 primarily due to decreases in commercial loans and loan commitments. Wholesale exposures decreased during the nine months ended September 30, 2016 primarily due to decreases in loan commitments, partially offset by increases in securities AFS and commercial loans.

(3)	Repo-style transactions decreased during the three months and nine months ended September 30, 2016 primarily due to exposure decreases and model enhancements.

(4)	Equity exposures decreased during the three months and nine months ended September 30, 2016 primarily due to the sale of Citi’s investment in China Guangfa Bank.

(5)
OTC derivatives decreased during the three months ended September 30, 2016 primarily due to changes in fair value. OTC derivatives increased during the nine months ended September 30, 2016 primarily driven by increased trade volume and model enhancements.

(6)
Derivatives CVA increased during the three months ended September 30, 2016 primarily driven by volatility and rating changes. Derivatives CVA increased during the nine months ended September 30, 2016 primarily driven by increased volatility, trade volume and model enhancements.

(7)	Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios.

(8)	Supervisory 6% multiplier does not apply to derivatives CVA.

(9)
Risk levels increased during the three months ended September 30, 2016 primarily due to an increase in positions subject to standard specific risk charges as well as securitization charges, partially offset by a reduction in positions subject to de minimis charges.

(10)	Risk-weighted assets declined during the three and nine months ended September 30, 2016 due to changes in model inputs regarding volatility and the correlation between market risk factors.

(11)	During the third quarter of 2016, operational risk-weighted assets increased by $12.1 billion due to the implementation of certain enhancements to Citi’s Advanced Measurement Approaches model.

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
The following table sets forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, Citi’s primary subsidiary U.S. depository institution, as of September 30, 2016 and December 31, 2015.

Citibank Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	September 30, 2016		December 31, 2015
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$129,444	$129,444	$127,323	$127,323
Tier 1 Capital	129,493	129,493	127,323	127,323
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	140,425	152,005	138,762	149,749
Total Risk-Weighted Assets	991,276	999,542	898,769	999,014
Common Equity Tier 1 Capital ratio(2)(3)	13.06%	12.95%	14.17%	12.74%
Tier 1 Capital ratio(2)(3)	13.06	12.96	14.17	12.74
Total Capital ratio(2)(3)	14.17	15.21	15.44	14.99

In millions of dollars, except ratios	September 30, 2016	December 31, 2015
Quarterly Adjusted Average Total Assets(4)	$1,345,604	$1,298,560
Total Leverage Exposure(5)	1,885,412	1,838,941
Tier 1 Leverage ratio(3)	9.62%	9.80%
Supplementary Leverage ratio	6.87	6.92

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

(2)
As of September 30, 2016 and December 31, 2015, Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach framework. As of September 30, 2016 and December 31, 2015, Citibank’s reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework and the Basel III Standardized Approach framework, respectively.

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

As indicated in the table above, Citibank’s capital ratios at September 30, 2016 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of September 30, 2016 under the revised PCA regulations which became effective January 1, 2015.

Impact of Changes on Citigroup and Citibank Capital Ratios Under Current Regulatory Capital Standards
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets, quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), under current regulatory capital standards (reflecting Basel III Transition Arrangements), as of September 30, 2016.

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

Impact of Changes on Citigroup and Citibank Risk-Based Capital Ratios (Basel III Transition Arrangements)

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.2	0.8	1.3	0.8	1.4
Standardized Approach	0.9	1.3	0.9	1.4	0.9	1.7
Citibank
Advanced Approaches	1.0	1.3	1.0	1.3	1.0	1.4
Standardized Approach	1.0	1.3	1.0	1.3	1.0	1.5

Impact of Changes on Citigroup and Citibank Leverage Ratios (Basel III Transition Arrangements)

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.6	0.6	0.4	0.3
Citibank	0.7	0.7	0.5	0.4

Citigroup Broker-Dealer Subsidiaries
At September 30, 2016, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of approximately $8.5 billion, which exceeded the minimum requirement by approximately $6.8 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $17.0 billion at September 30, 2016, which exceeded the PRA's minimum regulatory capital requirements.

In addition, certain of Citi’s other broker-dealer
subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at September 30, 2016.

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
The following table sets forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios, assuming full implementation under the U.S. Basel III rules, for Citi as of September 30, 2016 and December 31, 2015.

Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	September 30, 2016		December 31, 2015
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$155,132	$155,132	$146,865	$146,865
Tier 1 Capital	174,760	174,760	164,036	164,036
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	200,654	213,833	186,097	198,655
Total Risk-Weighted Assets	1,228,283	1,166,379	1,216,277	1,162,884
Common Equity Tier 1 Capital ratio(2)(3)	12.63%	13.30%	12.07%	12.63%
Tier 1 Capital ratio(2)(3)	14.23	14.98	13.49	14.11
Total Capital ratio(2)(3)	16.34	18.33	15.30	17.08

In millions of dollars, except ratios	September 30, 2016	December 31, 2015
Quarterly Adjusted Average Total Assets(4)	$1,771,963	$1,724,710
Total Leverage Exposure(5)	2,360,520	2,317,849
Tier 1 Leverage ratio(3)	9.86%	9.51%
Supplementary Leverage ratio(3)	7.40	7.08

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

(2)	As of September 30, 2016 and December 31, 2015, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(3)	Citi’s Basel III capital ratios and related components, on a fully implemented basis, are non-GAAP financial measures.

(4)	Tier 1 Leverage ratio denominator.

(5)	Supplementary Leverage ratio denominator.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 12.6% at September 30, 2016, compared to 12.5% at June 30, 2016 and 12.1% at December 31, 2015 (all based on application of the Advanced Approaches for determining total risk-weighted assets). The quarter-over-quarter increase in the ratio was primarily due to quarterly net income of $3.8 billion and a decrease in credit risk-weighted assets, offset in part by the return of approximately $3.0 billion of capital to common shareholders and an increase in operational risk-weighted assets resulting from the implementation of certain enhancements to Citi’s Advanced Measurement Approaches model. The increase in Citi’s Common Equity Tier 1 Capital ratio from year-end 2015 reflected continued growth in Common Equity Tier 1 Capital resulting from net income of $11.3 billion and the favorable effects of $3.2 billion attributable to DTA utilization, offset in part by the return of approximately $5.9 billion of capital to common shareholders and the noted increase in operational risk-weighted assets.

Components of Citigroup Capital Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	September 30, 2016	December 31, 2015
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$212,506	$205,286
Add: Qualifying noncontrolling interests	140	145
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(2)	(232)	(617)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)	335	441
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(4)	21,763	21,980
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(5)	5,177	3,586
Less: Defined benefit pension plan net assets	891	794
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(6)	22,503	23,659
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(6)(7)	7,077	8,723
Total Common Equity Tier 1 Capital	$155,132	$146,865
Additional Tier 1 Capital
Qualifying perpetual preferred stock(1)	$19,069	$16,571
Qualifying trust preferred securities(8)	1,369	1,365
Qualifying noncontrolling interests	30	31
Regulatory Capital Deductions:
Less: Permitted ownership interests in covered funds(9)	759	567
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(10)	81	229
Total Additional Tier 1 Capital	$19,628	$17,171
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$174,760	$164,036
Tier 2 Capital
Qualifying subordinated debt(11)	$25,007	$20,744
Qualifying trust preferred securities(12)	324	342
Qualifying noncontrolling interests	39	41
Excess of eligible credit reserves over expected credit losses(13)	605	1,163
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(10)	81	229
Total Tier 2 Capital	$25,894	$22,061
Total Capital (Tier 1 Capital + Tier 2 Capital)(14)	$200,654	$186,097

(1)
Issuance costs of $184 million and $147 million related to preferred stock outstanding at September 30, 2016 and December 31, 2015, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(5)
Identifiable intangible assets other than MSRs increased by approximately $2.2 billion as a result of the acquisition of the Costco cards portfolio, as well as the renewal and extension of the co-branded credit card program agreement with American Airlines. For additional information, see Note 15 to the Consolidated Financial Statements.

(6)
Of Citi’s approximately $45.4 billion of net DTAs at September 30, 2016, approximately $17.6 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $27.8 billion of such assets were excluded in arriving at Common Equity Tier 1 Capital. Comprising the excluded net DTAs was an aggregate of approximately $29.6 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences that were deducted from Common Equity Tier 1 Capital. Serving to reduce the approximately $29.6 billion of aggregate excluded net DTAs was approximately $1.8 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital.

(7)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At September 30, 2016 and December 31, 2015, the deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.

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

(11)
At the beginning of each of the last five years of the life of each qualifying subordinated debt instrument, the carrying amount that is eligible to be included in Tier 2 Capital is reduced by 20% of the original amount of the instrument (net of redemptions), in accordance with the U.S. Basel III rules.

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

(14)	Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital.

Citigroup Capital Rollforward Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Common Equity Tier 1 Capital
Balance, beginning of period	$154,534	$146,865
Net income	3,840	11,339
Common and preferred stock dividends declared	(689)	(1,517)
Net increase in treasury stock	(2,530)	(4,392)
Net change in common stock and additional paid-in capital(1)	144	(376)
Net decrease in foreign currency translation adjustment net of hedges, net of tax	(375)	(273)
Net change in unrealized gains/losses on securities AFS, net of tax	(432)	2,529
Net change in defined benefit plans liability adjustment, net of tax	12	(480)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	39	111
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	91	217
Net change in identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	181	(1,591)
Net change in defined benefit pension plan net assets	73	(97)
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	439	1,156
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(201)	1,646
Other	6	(5)
Net increase in Common Equity Tier 1 Capital	$598	$8,267
Common Equity Tier 1 Capital Balance, end of period	$155,132	$155,132
Additional Tier 1 Capital
Balance, beginning of period	$19,493	$17,171
Net increase in qualifying perpetual preferred stock(1)	—	2,498
Net increase in qualifying trust preferred securities	1	4
Net change in permitted ownership interests in covered funds	30	(192)
Other	104	147
Net increase in Additional Tier 1 Capital	$135	$2,457
Tier 1 Capital Balance, end of period	$174,760	$174,760
Tier 2 Capital
Balance, beginning of period	$24,893	$22,061
Net increase in qualifying subordinated debt	1,306	4,263
Net decrease in excess of eligible credit reserves over expected credit losses	(406)	(558)
Other	101	128
Net increase in Tier 2 Capital	$1,001	$3,833
Tier 2 Capital Balance, end of period	$25,894	$25,894
Total Capital (Tier 1 Capital + Tier 2 Capital)	$200,654	$200,654

(1)
During the nine months ended September 30, 2016, Citi issued approximately $2.5 billion of qualifying perpetual preferred stock with issuance costs of $37 million. In accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP, such issuance costs are excluded from common stockholders’ equity and netted against preferred stock.

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at September 30, 2016

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$756,110	$63,989	$820,099	$1,032,872	$61,845	$1,094,717
Market Risk	69,838	1,232	71,070	70,294	1,368	71,662
Operational Risk	288,035	49,079	337,114	—	—	—
Total Risk-Weighted Assets	$1,113,983	$114,300	$1,228,283	$1,103,166	$63,213	$1,166,379

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at December 31, 2015

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$731,515	$84,945	$816,460	$1,008,951	$78,748	$1,087,699
Market Risk	70,701	4,116	74,817	71,015	4,170	75,185
Operational Risk	275,921	49,079	325,000	—	—	—
Total Risk-Weighted Assets	$1,078,137	$138,140	$1,216,277	$1,079,966	$82,918	$1,162,884

Total risk-weighted assets under the Basel III Advanced Approaches increased from year-end 2015 substantially due to $12.1 billion in additional operational risk-weighted assets resulting from the implementation of certain enhancements to Citi’s Advanced Measurement Approaches model during the third quarter of 2016.
Moreover, while credit risk-weighted assets under both the Basel III Advanced Approaches and Standardized Approach grew during the first nine months of 2016, although to a varying extent, these increases were partially offset by a relatively comparable decline in market risk-weighted assets. Credit risk-weighted assets increased on a net basis under both approaches over this period due to several factors, including higher derivative exposures and the acquisition of the Costco cards portfolio, partially offset by divestitures of certain consumer businesses in Citi Holdings and dispositions of other non-strategic assets. Further contributing significantly to the increase in Basel III Advanced Approaches risk-weighted assets during the first nine months of 2016 was an increase in derivatives CVA.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total Risk-Weighted Assets, beginning of period	$1,232,856	$1,216,277
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(1)	(5,468)	(14,660)
Net decrease in wholesale exposures(2)	(4,246)	(522)
Net decrease in repo-style transactions(3)	(3,995)	(3,360)
Net increase in securitization exposures	694	405
Net decrease in equity exposures(4)	(6,424)	(5,875)
Net change in over-the-counter (OTC) derivatives(5)	(2,145)	7,541
Net increase in derivatives CVA(6)	4,278	17,052
Net increase in other exposures(7)	493	3,817
Net decrease in supervisory 6% multiplier(8)	(1,266)	(759)
Net change in Credit Risk-Weighted Assets	$(18,079)	$3,639
Changes in Market Risk-Weighted Assets
Net increase in risk levels(9)	$2,850	$413
Net decrease due to model and methodology updates(10)	(1,458)	(4,160)
Net change in Market Risk-Weighted Assets	$1,392	$(3,747)
Net increase in Operational Risk-Weighted Assets(11)	$12,114	$12,114
Total Risk-Weighted Assets, end of period	$1,228,283	$1,228,283

(1)
Retail exposures decreased during the three and nine months ended September 30, 2016, in part, due to residential mortgage loan sales and repayments, and divestitures of certain Citi Holdings portfolios. The decrease in retail exposures during the nine months ended September 30, 2016 was partially offset by the acquisition of the Costco cards portfolio.

(2)
Wholesale exposures decreased during the three months ended September 30, 2016 primarily due to decreases in commercial loans and loan commitments. Wholesale exposures decreased during the nine months ended September 30, 2016 primarily due to decreases in loan commitments, partially offset by increases in securities AFS and commercial loans.

(3)	Repo-style transactions decreased during the three months and nine months ended September 30, 2016 primarily due to exposure decreases and model enhancements.

(4)	Equity exposures decreased during the three months and nine months ended September 30, 2016 primarily due to the sale of Citi’s investment in China Guangfa Bank.

(5)
OTC derivatives decreased during the three months ended September 30, 2016 primarily due to changes in fair value. OTC derivatives increased during the nine months ended September 30, 2016 primarily driven by increased trade volume and model enhancements.

(6)
Derivatives CVA increased during the three months ended September 30, 2016 primarily driven by volatility and rating changes. Derivatives CVA increased during the nine months ended September 30, 2016 primarily driven by increased volatility, trade volume and model enhancements.

(7)	Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios.

(8)	Supervisory 6% multiplier does not apply to derivatives CVA.

(9)
Risk levels increased during the three months ended September 30, 2016 primarily due to an increase in positions subject to standard specific risk charges as well as securitization charges, partially offset by a reduction in positions subject to de minimis charges.

(10)	Risk-weighted assets declined during the three and nine months ended September 30, 2016 due to changes in model inputs regarding volatility and the correlation between market risk factors.

(11)	During the third quarter of 2016, operational risk-weighted assets increased by $12.1 billion due to the implementation of certain enhancements to Citi’s Advanced Measurement Approaches model.

Supplementary Leverage Ratio
Citigroup’s Supplementary Leverage ratio was 7.4% for the third quarter of 2016, compared to 7.5% for the second quarter of 2016 and 7.1% for the fourth quarter of 2015. While Tier 1 Capital increased on a net basis quarter-over-quarter, nonetheless the decrease in the ratio was principally driven by an overall increase in Total Leverage Exposure, which was largely attributable to the growth in average on-balance sheet assets as well as increases in the potential future exposure on derivative contracts and unconditionally cancellable commitments. The increase in the ratio from the fourth quarter of 2015 was principally driven by an increase in Tier 1 Capital attributable largely to net income of $11.3 billion and $2.5 billion of noncumulative perpetual preferred stock issuances, offset in part by the return of capital to common shareholders and an overall increase in Total Leverage Exposure.
The following table sets forth Citi’s Supplementary Leverage ratio and related components, assuming full implementation under the U.S. Basel III rules, for the three months ended September 30, 2016 and December 31, 2015.

Citigroup Basel III Supplementary Leverage Ratio and Related Components (Full Implementation)

In millions of dollars, except ratios	September 30, 2016	December 31, 2015
Tier 1 Capital	$174,760	$164,036
Total Leverage Exposure (TLE)
On-balance sheet assets(1)	$1,830,215	$1,784,248
Certain off-balance sheet exposures:(2)
Potential future exposure (PFE) on derivative contracts	213,263	206,128
Effective notional of sold credit derivatives, net(3)	68,440	76,923
Counterparty credit risk for repo-style transactions(4)	21,372	25,939
Unconditionally cancellable commitments	67,161	58,699
Other off-balance sheet exposures	218,320	225,450
Total of certain off-balance sheet exposures	$588,556	$593,139
Less: Tier 1 Capital deductions	58,251	59,538
Total Leverage Exposure	$2,360,520	$2,317,849
Supplementary Leverage ratio	7.40%	7.08%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(3)
Under the U.S. Basel III rules, banking organizations are required to include in TLE the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(4)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

Citibank’s Supplementary Leverage ratio, assuming full implementation under the U.S. Basel III rules, was 6.7% for the third quarter of 2016, compared to 6.8% for the second quarter of 2016 and 6.7% for the fourth quarter of 2015. The ratio decreased quarter-over-quarter, as quarterly net income of $3.1 billion was more than offset by an overall increase in Total Leverage Exposure, as well as cash dividends paid by Citibank to its parent, Citicorp, and which were subsequently remitted to Citigroup. The ratio remained unchanged from the fourth quarter of 2015, as the Tier 1 Capital benefits associated with net income and beneficial net movements in AOCI were offset by an increase in Total Leverage Exposure and cash dividends paid by Citibank to its parent, Citicorp, and which were subsequently remitted to Citigroup.

Regulatory Capital Standards Developments
For additional information regarding other recent regulatory capital standards developments, see “Capital Resources—Regulatory Capital Standards Developments” in Citigroup’s 2015 Annual Report on Form 10-K, First Quarter of 2016 Form 10-Q and Second Quarter of 2016 Form 10-Q.

Policy Statement on U.S. Countercyclical Capital Buffer
In September 2016, the Federal Reserve Board released a final policy statement which sets forth the framework to be followed in setting the amount of the U.S. Countercyclical
Capital Buffer applicable to Advanced Approaches banking organizations. Although substantially unchanged from the proposed policy statement released in December 2015, the final policy statement clarifies that the Countercyclical Capital Buffer would be increased above 0% when the Federal Reserve Board assesses that financial system vulnerabilities are above normal and are either already at, or expected to build to, levels sufficient to generate material unexpected losses in the event of an unfavorable development in financial markets or the economy. Moreover, the Federal Reserve Board expects to remove or reduce the Countercyclical Capital Buffer when the conditions that led to its activation abate or lessen, and when the release of capital would promote financial stability.
The Federal Reserve Board also stated that it would generally expect to provide notice to the public and seek comment on the proposed level of the Countercyclical Capital Buffer as part of making any final determination to change the Countercyclical Capital Buffer.
Separately, in October 2016, the Federal Reserve Board voted to affirm the Countercyclical Capital Buffer amount at the current level of 0%. In arriving at this determination, the Federal Reserve Board followed the framework detailed in the aforementioned policy statement.

Regulatory Treatment of Accounting for Expected Credit Losses
In October 2016, the Basel Committee on Banking Supervision (Basel Committee) issued a consultative document and a discussion paper related to the regulatory treatment of accounting for expected credit losses under the Basel III regulatory capital framework. Both the International Accounting Standards Board and more recently the U.S. Financial Accounting Standards Board issued new accounting pronouncements related to impairment of financial assets that require the use of expected credit loss models rather than incurred loss models. Measuring impairment using expected credit loss models may result in higher accounting provisions for credit losses and consequently increased volatility in regulatory capital.
In the consultative document, the Basel Committee proposes to retain, for an interim period, the current regulatory treatment of accounting provisions for credit losses. The discussion paper considers various policy options for the long-term regulatory treatment of accounting provisions for credit losses.

The U.S. banking agencies may revise the regulatory treatment of accounting provisions for credit losses under the U.S. Basel III rules in the future, based on any revisions adopted by the Basel Committee.
Total Loss-Absorbing Capacity (TLAC) Holdings
In October 2016, the Basel Committee issued a final rule which amends the Basel III definition of regulatory capital to include a Tier 2 Capital deduction for investments by an internationally active bank (both GSIBs and non-GSIBs) in TLAC and certain other debt instruments issued by GSIBs that do not otherwise qualify as regulatory capital (i.e., TLAC holdings). Under the final rule, a Tier 2 Capital deduction is required under certain circumstances for investments in TLAC holdings which exceed certain thresholds, based on Common Equity Tier 1 Capital, as adjusted. Moreover, the final rule clarifies that any Common Equity Tier 1 Capital that is being used to meet the TLAC requirement cannot also be used to meet the regulatory capital buffers, including the GSIB surcharge.
The final rule becomes effective at the same time as the minimum TLAC requirements for each GSIB, that is January 1, 2019 for investments in most GSIBs, but may be later for certain others.
The Federal Reserve Board previously issued a proposed TLAC rule in November 2015 that includes an amendment to the U.S. Basel III definition of regulatory capital which would require a Tier 2 Capital deduction for investments in certain unsecured debt of GSIBs. In this regard, the Federal Reserve Board’s proposed TLAC rule is largely similar to the Basel Committee’s final rule on TLAC holdings.

Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share
Tangible common equity (TCE), as defined by Citi, represents common equity less goodwill and other intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE and tangible book value per share are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	September 30, 2016	December 31, 2015
Total Citigroup stockholders’ equity	$231,575	$221,857
Less: Preferred stock	19,253	16,718
Common equity	$212,322	$205,139
Less:
Goodwill	22,539	22,349
Intangible assets (other than MSRs)(1)	5,358	3,721
Goodwill and intangible assets (other than MSRs) related to assets held-for-sale	30	68
Tangible common equity (TCE)	$184,395	$179,001

Common shares outstanding (CSO)	2,849.7	2,953.3
Tangible book value per share (TCE/CSO)	$64.71	$60.61
Book value per share (Common equity/CSO)	$74.51	$69.46

(1)
Identifiable intangible assets (other than MSRs) increased by approximately $2.2 billion as a result of the acquisition of the Costco cards portfolio, as well as the renewal and extension of the co-branded credit card program agreement with American Airlines. For additional information, see Note 15 to the Consolidated Financial Statements.

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

CONSUMER CREDIT

North America Consumer Mortgage Lending

Overview
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At September 30, 2016, Citi’s North America consumer mortgage portfolio was $74.7 billion (compared to $76.9 billion at June 30, 2016), of which the residential first mortgage portfolio was $54.7 billion (compared to $55.8 billion at June 30, 2016), and the home equity loan portfolio was $20.0 billion (compared to $21.1 billion at June 30, 2016). For additional information on Citi’s North America consumer mortgage portfolio, see Note 14 to the Consolidated Financial Statements and “Credit Risk—North America Consumer Mortgage Lending” in Citi’s 2015 Annual Report on Form 10-K.

North America Consumer Mortgage—Residential First Mortgages
The following charts detail the quarterly outstanding loans and credit trends for Citi’s residential first mortgage portfolio in North America.

North America Residential First Mortgage - EOP Loans In billions of dollars

North America Residential First Mortgage - Net Credit Losses In millions of dollars

$85
1
75
9
$68
3
56
9
$2
$13
1
11
$10
4
6
3Q'15
4Q'15
1Q'16 (2)
2Q'16 (3)
3Q'16
Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp

	3Q'15	4Q'15	1Q'16	2Q'16	3Q'16
Total NCL Rate	0.5%	0.4%	0.02%	0.1%	0.1%
Citi Holdings CMI	0.2%	0.2%	0.02%	0.3%	0.2%
Citi Holdings CFNA	4.6%	4.0%	0.00%	0.0%	0.0%
Citi Holdings Total	1.2%	1.0%	0.02%	0.3%	0.2%
Citicorp	0.01%	0.03%	0.01%	0.01%	0.04%

S&P/Case Shiller Home Price Index [4]					
	5.3%	5.6%	5.4%	5.1%	5.1%[5]

Note: CMI refers to loans originated by CitiMortgage. CFNA refers to loans originated by CitiFinancial. Totals may not sum due to rounding.

(1)
Decrease in 4Q’15 EOP loans primarily reflected the transfer of CFNA residential first mortgages to held-for-sale and classification as Other assets at year-end 2015. This transfer did not impact net credit losses in 4Q’15.

(2)	Decrease in 1Q’16 net credit losses primarily reflected the transfer of CFNA residential first mortgage to held-for-sale and classification as Other assets at year-end 2015.

(3)	2Q’16 excludes a $23 million recovery of prior net credit losses related to the sale of CMI residential first mortgages during the quarter.

(4)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(5)	Year-over-year change as of July 2016.

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

Overall changes in net credit losses and delinquencies in Citi’s North America residential first mortgage portfolio during the current quarter were driven by, and will continue to be driven by, continued asset sales or transfers to held-for-sale as well as overall trends in HPI and interest rates.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth the six U.S. states and/or regions with the highest concentration of Citi’s residential first mortgages.

In billions of dollars	September 30, 2016					June 30, 2016
State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%(3)	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%(3)	Refreshed FICO
CA	$19.5	39%	—%	—%	758	$19.6	38%	0.2%	—%	756
NY/NJ/CT(4)	13.2	26	0.6	1	753	13.2	26	0.7	1	753
IL(4)	2.3	4	0.9	1	738	2.3	4	0.9	3	737
FL(4)	2.2	4	0.7	1	728	2.2	4	0.7	2	727
VA/MD	2.1	4	1.1	1	722	2.2	4	1.0	3	722
TX	1.7	3	0.8	—	716	1.8	3	0.9	—	716
Other	9.5	19	1.2	1	715	10.0	20	1.2	2	714
Total	$50.6	100%	0.6%	1%	743	$51.3	100%	0.6%	1%	742

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

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

Foreclosures
A substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At September 30, 2016, Citi’s foreclosure inventory was approximately $0.1 billion, or 0.2%, of the total residential first mortgage portfolio, unchanged from June 30, 2016, based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs.

North America Consumer Mortgage—Home Equity Loans
Citi’s home equity loan portfolio consists of both fixed-rate home equity loans and loans extended under home equity lines of credit. Fixed-rate home equity loans are fully amortizing. Home equity lines of credit allow for amounts to be drawn for a period of time with the payment of interest only and then, at the end of the draw period, the then-outstanding amount is converted to an amortizing loan (the interest-only payment feature during the revolving period is standard for this product across the industry). After conversion, the home equity loans typically have a 20-year amortization period. As of September 30, 2016, Citi’s home equity loan portfolio of $20.0 billion consisted of $5.5 billion of fixed-rate home equity loans and $14.5 billion of loans extended under home equity lines of credit (Revolving HELOCs).

Revolving HELOCs
Citi’s $14.5 billion of Revolving HELOCs as of September 30, 2016 consisted of $5.6 billion of loans that had commenced amortization (compared to $5.2 billion at June 30, 2016) and $8.9 billion of loans still within their revolving period that had not commenced amortization, or “reset” (compared to $10.0 billion at June 30, 2016). The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of September 30, 2016
Note: Totals may not sum due to rounding.

Approximately 39% of Citi’s total Revolving HELOCs portfolio had commenced amortization as of September 30, 2016 (compared to 34% as of June 30, 2016). Of the remaining Revolving HELOCs portfolio, approximately 50% will commence amortization during the remainder of 2016–2017. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans.
While it is not certain what ultimate impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during the remainder of 2016–2017 could increase on average by approximately $370, or 155%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Of the Revolving HELOCs that will commence amortization during the remainder of 2016–2017, approximately $0.3 billion, or 5%, of the loans have a CLTV greater than 100% as of September 30, 2016. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans begin to reset.
Approximately 6.5% of the Revolving HELOCs that have begun amortization as of September 30, 2016 were 30+ days past due, compared to 3.7% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 6.5% and 3.5%, respectively, as of June 30, 2016. As newly amortizing loans continue to season, the delinquency rate of the amortizing Revolving HELOC portfolio and total home equity loan portfolio is expected to increase. Delinquencies on newly amortizing loans have tended to peak between four and six months after reset. Resets to date have generally occurred during a period of historically low interest rates, improving HPI and a favorable economic environment, which Citi believes has likely reduced the overall “payment shock” to the borrower.
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

Given the limited market in which to sell delinquent home equity loans to date, as well as the relatively smaller number of home equity loan modifications and modification programs (see Note 13 to the Consolidated Financial Statements), Citi’s ability to reduce delinquencies or net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans, the reset of the Revolving HELOCs (as discussed above) or otherwise, is more limited as compared to residential first mortgages.

North America Home Equity Loans—State Delinquency Trends
The following tables set forth the six U.S. states and/or regions with the highest concentration of Citi’s home equity loans:

In billions of dollars	September 30, 2016					June 30, 2016
State(1)	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO
CA	$5.4	29%	2.1%	4%	732	$5.7	29%	1.9%	4%	731
NY/NJ/CT(4)	5.4	29	2.8	6	727	5.6	28	2.7	9	726
FL(4)	1.2	7	2.5	14	716	1.4	7	2.1	16	715
VA/MD	1.1	6	2.1	17	715	1.2	6	2.1	24	714
IL(4)	0.9	4	1.7	19	724	0.9	4	1.7	30	722
IN/OH/MI(4)	0.5	2	1.6	13	704	0.5	3	1.7	25	704
Other	4.2	23	2.0	7	713	4.5	23	1.9	10	712
Total	$18.8	100%	2.3%	8%	723	$19.8	100%	2.1%	11%	722

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans. CLTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

GCB Commercial Banking Exposure to the Energy and Energy-Related Sector
In addition to the total corporate credit exposure to the energy and energy-related sector described under “Corporate Credit” below, Citi’s commercial banking business, reported within GCB retail banking, had total credit exposure to the energy and energy-related sector of approximately $2.0 billion as of September 30, 2016, with approximately $1.4 billion of direct outstanding funded loans, or 4%, of the total outstanding commercial banking loans. This was unchanged from June 30, 2016. In addition, as of September 30, 2016, approximately 89% of commercial banking’s total credit exposure to the energy and energy-related sector was in the U.S., relatively unchanged from June 30, 2016. Approximately 39% of commercial banking’s total energy and energy-related exposure was rated investment grade at September 30, 2016, compared to approximately 29% as of June 30, 2016. During the third quarter of 2016, Citi released additional energy and energy-related loan loss reserves by approximately $32 million, and incurred net credit losses of approximately $19 million on this commercial banking portfolio. As of September 30, 2016, Citi held loan loss reserves against its funded energy and energy-related commercial banking loans equal to approximately 8.7% of these loans (compared to approximately 9.8% as of June 30, 2016).

Additional Consumer Credit Details

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 30, 2016	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	June 30, 2016	September 30, 2015
Citicorp(3)(4)
Total	$289.7	$2,169	$1,965	$1,981	$2,552	$2,318	$2,427
Ratio		0.75%	0.69%	0.74%	0.88%	0.82%	0.90%
Retail banking
Total	$141.9	$579	$515	$529	$722	$735	$764
Ratio		0.41%	0.37%	0.38%	0.51%	0.52%	0.55%
North America	54.8	256	180	138	198	192	198
Ratio		0.47%	0.33%	0.28%	0.37%	0.36%	0.40%
Latin America	19.0	160	157	212	196	197	239
Ratio		0.84%	0.81%	1.07%	1.03%	1.01%	1.21%
Asia(5)	68.1	163	178	179	328	346	327
Ratio		0.24%	0.26%	0.26%	0.48%	0.51%	0.48%
Cards
Total	$147.8	$1,590	$1,450	$1,452	$1,830	$1,583	$1,663
Ratio		1.08%	1.01%	1.11%	1.24%	1.10%	1.28%
North America—Citi-branded	81.3	607	510	491	710	550	504
Ratio		0.75%	0.66%	0.76%	0.87%	0.71%	0.78%
North America—Citi retail services	43.9	664	619	621	750	669	758
Ratio		1.51%	1.43%	1.44%	1.71%	1.55%	1.76%
Latin America	4.9	131	145	169	131	137	181
Ratio		2.67%	2.90%	3.13%	2.67%	2.74%	3.35%
Asia(5)	17.7	188	176	171	239	227	220
Ratio		1.06%	1.00%	1.01%	1.35%	1.29%	1.29%
Citi Holdings(6)(7)
Total	$38.9	$857	$878	$1,528	$849	$858	$1,423
Ratio		2.29%	2.23%	2.69%	2.27%	2.18%	2.51%
International	5.5	164	170	174	135	138	193
Ratio		2.98%	3.09%	2.00%	2.45%	2.51%	2.22%
North America	33.4	693	708	1,354	714	720	1,230
Ratio		2.17%	2.09%	2.81%	2.24%	2.12%	2.56%
Other (8)	0.1
Total Citigroup	$328.7	$3,026	$2,843	$3,509	$3,401	$3,176	$3,850
Ratio		0.93%	0.88%	1.08%	1.04%	0.98%	1.18%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30–89 days past due and related ratios for Citicorp North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $305 million ($0.7 billion), $408 million ($0.9 billion) and $498 million ($0.9 billion) at September 30, 2016, June 30, 2016, and September 30, 2015, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $58 million, $91 million and $79 million at September 30, 2016, June 30, 2016, and September 30, 2015, respectively.

(5)	Asia includes delinquencies and loans in certain EMEA countries for all periods presented.

(6)
The 90+ days and 30–89 days past due and related ratios for Citi Holdings North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) were $1.0 billion ($1.5 billion), $1.2 billion ($1.8 billion) and $1.7 billion ($2.6 billion) at September 30, 2016, June 30, 2016, and September 30, 2015, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.1 billion, $0.2 billion and $0.3 billion at September 30, 2016, June 30, 2016, and September 30, 2015, respectively.

(7)
The September 30, 2016, June 30, 2016, and September 30, 2015 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $9 million, $9 million and $12 million, respectively, of loans that are carried at fair value.

(8)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)
In millions of dollars, except average loan amounts in billions	3Q16	3Q16	2Q16	3Q15
Citicorp
Total	$287.8	$1,351	$1,373	$1,354
Ratio		1.87%	2.02%	1.99%
Retail banking
Total	$142.3	$259	$242	$247
Ratio		0.72%	0.69%	0.70%
North America	55.0	54	44	34
Ratio		0.39%	0.33%	0.27%
Latin America	19.4	132	137	138
Ratio		2.71%	2.83%	2.72%
Asia(4)	67.9	73	61	75
Ratio		0.43%	0.36%	0.43%
Cards
Total	$145.5	$1,092	$1,131	$1,107
Ratio		2.99%	3.45%	3.39%
North America—Citi-branded	79.2	448	467	443
Ratio		2.25%	2.82%	2.75%
North America—Retail services	43.6	427	442	401
Ratio		3.90%	4.16%	3.69%
Latin America	5.1	122	123	163
Ratio		9.52%	9.70%	11.55%
Asia(4)	17.6	95	99	100
Ratio		2.15%	2.29%	2.32%
Citi Holdings(3)
Total	$40.8	$134	$101	$259
Ratio		1.31%	0.94%	1.67%
International	5.4	82	77	93
Ratio		6.04%	5.08%	4.19%
North America	35.4	52	24	166
Ratio		0.58%	0.26%	1.25%
Total Citigroup	$328.6	$1,485	$1,474	$1,613
Ratio		1.80%	1.87%	1.93%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
As a result of the entry into an agreement to sell OneMain Financial (OneMain), OneMain was classified as held-for-sale (HFS) beginning March 31, 2015. As a result of HFS accounting treatment, approximately $116 million of net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) during the third quarter of 2015. Accordingly, these NCLs are not included in this table. Loans HFS are excluded from this table as they are recorded in Other assets.

(4)	Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

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

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	At September 30, 2016				At June 30, 2016				At December 31, 2015
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$109	$102	$24	$235	$111	$99	$24	$234	$98	$97	$25	$220
Unfunded lending commitments (off-balance sheet)(2)	102	209	27	338	101	209	32	342	99	231	26	356
Total exposure	$211	$311	$51	$573	$212	$308	$56	$576	$197	$328	$51	$576

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage by region based on Citi’s internal management geography:

	September 30, 2016	June 30, 2016	December 31, 2015
North America	54%	54%	56%
EMEA	26	26	25
Asia	12	12	12
Latin America	8	8	7
Total	100%	100%	100%

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total Exposure
	September 30, 2016	June 30, 2016	December 31, 2015
AAA/AA/A	49%	49%	48%
BBB	34	34	35
BB/B	15	15	15
CCC or below	2	2	2
Unrated	—	—	—
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total Exposure
	September 30, 2016	June 30, 2016	December 31, 2015
Transportation and industrial	21%	21%	20%
Consumer retail and health	16	17	16
Power, chemicals, commodities and metals and mining	11	11	11
Technology, media and telecom	11	11	12
Energy (1)	8	9	9
Real estate	7	6	6
Banks/broker-dealers	6	7	7
Public sector	5	5	5
Insurance and special purpose entities	5	5	5
Hedge funds	5	5	5
Other industries	5	3	4
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.
(1) In addition to this exposure, Citi has energy-related exposure within the “Public sector” (e.g., energy-related state-owned entities) and “Transportation and industrial” sector (e.g., off-shore drilling entities) included in the table above. As of September 30, 2016, Citi’s total exposure to these energy-related entities remained largely consistent with the prior quarter, at approximately $7 billion, of which approximately $4 billion consisted of direct outstanding funded loans.

Exposure to the Energy and Energy-Related Sector
As of September 30, 2016, Citi’s total corporate credit exposure to the energy and energy-related sector (see footnote 1 to the table above) was $55.0 billion, with $20.6 billion consisting of direct outstanding funded loans, or 3%, of Citi’s total outstanding loans. This compared to $56.9 billion of total exposure and $22.1 billion of funded loans as of June 30, 2016. In addition, as of September 30, 2016, approximately 72% of ICG’s total corporate credit energy and energy-related exposure was in the United States, United Kingdom and Canada (unchanged from June 30, 2016). Also as of September 30, 2016, approximately 74% of Citi’s total energy and energy-related exposures were rated investment grade (compared to approximately 73% at June 30, 2016).
During the third quarter of 2016, Citi released approximately $35 million of energy and energy-related loan loss reserves and recognized a $1 million recovery in the energy and energy-related loan portfolio. As of September 30, 2016, Citi held loan loss reserves against its funded energy and energy-related loans equal to approximately 4.0% of these loans (up slightly from 3.9% at June 30, 2016), with a funded reserve ratio of approximately

10.6% on the non-investment grade portion of the portfolio (up slightly from 10.2% as of June 30, 2016).
For information on Citi’s energy and energy-related exposures within GCB’s commercial banking business within retail banking, see “Commercial Credit—GCB Commercial Banking Exposure to the Energy and Energy-Related Sector” above.

Exposure to Banks, Broker-Dealers and Finance Companies
As of September 30, 2016, Citi’s total corporate credit exposure to banks, broker-dealers and finance companies was approximately $36 billion, of which $25 billion represented direct outstanding funded loans, or 4% of Citi’s total outstanding loans. Also as of September 30, 2016, approximately 80% of Citi’s bank, broker-dealers and finance companies total corporate credit exposure was rated investment grade. Included in the amounts noted above, as of September 30, 2016, Citi’s total corporate credit exposure to banks was approximately $22 billion, with approximately $17 billion consisting of direct outstanding funded loans, or 3% of Citi’s total outstanding loans. Of the approximately $22 billion as of September 30, 2016, approximately 31% related to Asia, 31% related to EMEA, 16% related to North America and 22% related to Latin America. Approximately two-thirds of Citi’s total corporate credit exposure to banks had a tenor of less than 12 months as of September 30, 2016.
In addition to the corporate lending exposures described
above, Citi has additional exposure to banks, broker-dealers and finance companies in the form of derivatives and
securities financing transactions, which are typically
executed as repurchase and reverse repurchase agreements or
securities loaned or borrowed arrangements. As of September 30, 2016, Citi had net derivative credit exposure to banks, broker-dealers and finance companies of approximately $9 billion after the application of netting arrangements, legally enforceable margin agreements and other collateral arrangements. The collateral considered as part of the net derivative credit exposure was represented primarily by high quality, liquid assets. As of September 30, 2016, Citi had net credit exposure to banks, broker-dealers and finance companies in the form of securities financing transactions of $5 billion after the application of netting and collateral arrangements. The collateral considered in the net exposure for the securities financing transactions exposure was primarily cash and highly liquid investment grade securities.

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
At September 30, 2016, June 30, 2016 and December 31, 2015, $37.8 billion, $37.6 billion and $34.5 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2016	June 30, 2016	December 31, 2015
AAA/AA/A	20%	20%	21%
BBB	53	51	48
BB/B	24	25	27
CCC or below	3	4	4
Total	100%	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	September 30, 2016	June 30, 2016	December 31, 2015
Transportation and industrial	28%	26%	28%
Consumer retail and health	16	16	17
Energy	16	15	13
Technology, media and telecom	14	15	16
Power, chemicals, commodities and metals and mining	12	12	12
Public Sector	4	5	4
Insurance and special purpose entities	3	5	5
Banks/broker-dealers	3	5	4
Other industries	4	1	1
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2016	2016	2016	2015	2015
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$75,057	$77,242	$79,128	$80,281	$89,155
Installment, revolving credit, and other	3,465	3,486	3,504	3,480	4,999
Cards	124,637	120,113	106,892	112,800	107,244
Commercial and industrial	6,989	7,041	6,793	6,407	6,437
	$210,148	$207,882	$196,317	$202,968	$207,835
In offices outside the U.S.
Mortgage and real estate(1)	$45,751	$46,049	$47,831	$47,062	$47,295
Installment, revolving credit, and other	28,217	27,830	28,778	29,480	29,702
Cards	25,833	25,844	26,312	27,342	26,865
Commercial and industrial	17,828	17,857	17,697	17,741	17,841
Lease financing	113	140	139	362	368
	$117,742	$117,720	$120,757	$121,987	$122,071
Total consumer loans	$327,890	$325,602	$317,074	$324,955	$329,906
Unearned income(2)	812	817	826	830	(687)
Consumer loans, net of unearned income	$328,702	$326,419	$317,900	$325,785	$329,219
Corporate loans
In U.S. offices
Commercial and industrial	$50,156	$50,286	$44,104	$41,147	$40,435
Loans to financial institutions	35,801	32,001	36,865	36,396	38,034
Mortgage and real estate(1)	41,078	40,175	38,697	37,565	37,019
Installment, revolving credit, and other	32,571	32,491	33,273	33,374	32,129
Lease financing	1,532	1,546	1,597	1,780	1,718
	$161,138	$156,499	$154,536	$150,262	$149,335
In offices outside the U.S.
Commercial and industrial	$84,162	$87,125	$85,491	$82,358	$85,628
Loans to financial institutions	27,305	27,856	28,652	28,704	28,090
Mortgage and real estate(1)	5,595	5,455	5,769	5,106	6,602
Installment, revolving credit, and other	25,462	24,825	21,583	20,853	19,352
Lease financing	243	255	280	303	329
Governments and official institutions	6,506	5,757	5,303	4,911	4,503
	$149,273	$151,273	$147,078	$142,235	$144,504
Total corporate loans	$310,411	$307,772	$301,614	$292,497	$293,839
Unearned income(3)	(678)	(676)	(690)	(665)	(614)
Corporate loans, net of unearned income	$309,733	$307,096	$300,924	$291,832	$293,225
Total loans—net of unearned income	$638,435	$633,515	$618,824	$617,617	$622,444
Allowance for loan losses—on drawn exposures	(12,439)	(12,304)	(12,712)	(12,626)	(13,626)
Total loans—net of unearned income and allowance for credit losses	$625,996	$621,211	$606,112	$604,991	$608,818
Allowance for loan losses as a percentage of total loans— net of unearned income(4)	1.97%	1.96%	2.07%	2.06%	2.21%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(4)	2.94%	2.89%	3.09%	3.02%	3.35%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(4)	0.91%	0.95%	0.98%	0.97%	0.90%

(1)	Loans secured primarily by real estate.

(2)
Unearned income on consumer loans primarily represents unamortized origination fees, costs, premiums and discounts. Prior to December 31, 2015, these items were more than offset by prepaid interest on loans outstanding issued by OneMain Financial. The sale of OneMain Financial was completed on November 16, 2015.

(3)	Unearned income on corporate loans primarily represents interest received in advance but not yet earned on loans originated on a discount basis.

(4)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2016	2016	2015	2015	2015
Allowance for loan losses at beginning of period	$12,304	$12,712	$12,626	$13,626	$14,075
Provision for loan losses
Consumer	$1,817	$1,275	$1,570	$1,684	$1,338
Corporate	(71)	115	316	572	244
	$1,746	$1,390	$1,886	$2,256	$1,582
Gross credit losses
Consumer
In U.S. offices	$1,183	$1,212	$1,230	$1,267	$1,244
In offices outside the U.S.	702	678	689	794	746
Corporate
In U.S. offices	27	63	190	75	30
In offices outside the U.S.	36	95	34	44	48
	$1,948	$2,048	$2,143	$2,180	$2,068
Credit recoveries(1)
Consumer
In U.S. offices	$227	$262	$256	$229	$222
In offices outside the U.S.	173	154	150	164	155
Corporate
In U.S. offices	16	3	4	9	11
In offices outside the U.S.	7	13	9	16	17
	$423	$432	$419	$418	$405
Net credit losses
In U.S. offices	$967	$1,010	$1,160	$1,104	$1,041
In offices outside the U.S.	558	606	564	658	622
Total	$1,525	$1,616	$1,724	$1,762	$1,663
Other—net(2)(3)(4)(5)(6)(7)(8)	$(86)	$(182)	$(76)	$(1,494)	$(368)
Allowance for loan losses at end of period	$12,439	$12,304	$12,712	$12,626	$13,626
Allowance for loan losses as a percentage of total loans(9)	1.97%	1.96%	2.07%	2.06%	2.21%
Allowance for unfunded lending commitments(7)(10)	$1,388	$1,432	$1,473	$1,402	$1,036
Total allowance for loan losses and unfunded lending commitments	$13,827	$13,736	$14,185	$14,028	$14,662
Net consumer credit losses	$1,485	$1,474	$1,513	$1,668	$1,613
As a percentage of average consumer loans	1.80%	1.87%	1.90%	2.00%	1.93%
Net corporate credit losses	$40	$142	$211	$94	$50
As a percentage of average corporate loans	0.05%	0.19%	0.29%	0.13%	0.07%
Allowance for loan losses at end of period(11)
Citicorp	$10,735	$10,433	$10,544	$10,331	$10,213
Citi Holdings	1,704	1,871	2,168	2,295	3,413
Total Citigroup	$12,439	$12,304	$12,712	$12,626	$13,626
Allowance by type
Consumer	$9,673	$9,432	$9,807	$9,835	$11,030
Corporate	2,766	2,872	2,905	2,791	2,596
Total Citigroup	$12,439	$12,304	$12,712	$12,626	$13,626

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)
The third quarter of 2016 includes a reduction of approximately $58 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $50 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the third quarter includes a reduction of approximately $46 million related to FX translation.

(4)
The second quarter of 2016 includes a reduction of approximately $101 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $24 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the second quarter includes a reduction of approximately $75 million related to FX translation.

(5)
The first quarter of 2016 includes a reduction of approximately $148 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $29 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the first quarter includes an increase of approximately $63 million related to FX translation.

(6)
The fourth quarter of 2015 includes a reduction of approximately $1.1 billion related to the sale or transfers to HFS of various loan portfolios, including a reduction of $1.1 billion related to the transfers of a real estate loan portfolio to HFS. Additionally, the fourth quarter includes a reduction of approximately $35 million related to FX translation.

(7)
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

(8)
The third quarter of 2015 includes a reduction of approximately $110 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $14 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the third quarter includes a reduction of approximately $255 million related to FX translation.

(9)
September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015 exclude $4.0 billion, $4.1 billion, $4.8 billion, $5.0 billion and $5.5 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses

	September 30, 2016
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$5.0	$125.3	4.0%
North America mortgages(3)	1.2	74.7	1.6
North America other	0.5	13.5	3.7
International cards	1.4	25.1	5.6
International other(4)	1.6	90.1	1.8
Total consumer	$9.7	$328.7	3.0%
Total corporate	2.7	309.7	0.9
Total Citigroup	$12.4	$638.4	2.0%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $5.0 billion of loan loss reserves represented approximately 17 months of coincident net credit loss coverage.

(3)
Of the $1.2 billion, approximately $1.1 billion was allocated to North America mortgages in Citi Holdings. Of the $1.2 billion, approximately $0.5 billion and $0.7 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $74.7 billion in loans, approximately $69.2 billion and $5.3 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

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

(3)
Of the $1.7 billion, approximately $1.6 billion was allocated to North America mortgages in Citi Holdings. Of the $1.7 billion, approximately $0.6 billion and $1.1 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $79.6 billion in loans, approximately $72.3 billion and $7.1 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

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

•
A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Payments received on corporate non-accrual loans are generally applied to loan principal and not reflected as interest income. Approximately 67% of Citi’s corporate non-accrual loans were performing at September 30, 2016, compared to 66% at June 30, 2016.

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

As set forth in the tables below, Citi’s corporate non-accrual loans within Citicorp decreased during the third quarter of 2016 by 2% or approximately $45 million, driven primarily by energy and energy-related exposures in North America last quarter (for additional information on these exposures, see “Corporate Credit” above).

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2016	2016	2016	2015	2015
Citicorp	$3,977	$4,101	$3,718	$2,991	$2,921
Citi Holdings	1,990	2,064	2,210	2,263	3,486
Total non-accrual loans	$5,967	$6,165	$5,928	$5,254	$6,407
Corporate non-accrual loans(1)(2)
North America	$1,057	$1,280	$1,331	$818	$833
EMEA	857	762	469	347	386
Latin America	380	267	410	303	230
Asia	121	151	117	128	129
Total corporate non-accrual loans	$2,415	$2,460	$2,327	$1,596	$1,578
Citicorp	$2,365	$2,410	$2,275	$1,543	$1,525
Citi Holdings	50	50	52	53	53
Total corporate non-accrual loans	$2,415	$2,460	$2,327	$1,596	$1,578
Consumer non-accrual loans(1)(3)
North America	$2,429	$2,520	$2,519	$2,515	$3,622
Latin America	841	884	817	874	935
Asia(4)	282	301	265	269	272
Total consumer non-accrual loans	$3,552	$3,705	$3,601	$3,658	$4,829
Citicorp	$1,612	$1,691	$1,443	$1,448	$1,396
Citi Holdings	1,940	2,014	2,158	2,210	3,433
Total consumer non-accrual loans	$3,552	$3,705	$3,601	$3,658	$4,829

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $194 million at September 30, 2016, $212 million at June 30, 2016, $236 million at March 31, 2016, $250 million at December 31, 2015 and $320 million at September 30, 2015.

(2)	The increases in corporate non-accrual loans in the first quarter of 2016 primarily related to Citi’s North America and EMEA energy and energy-related corporate credit exposure.
(3) The December 31, 2015 decline includes the impact related to the transfer of approximately $8 billion of mortgage loans to Loans, held-for-sale (HFS) (included within Other assets).
(4) Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three months ended			Three months ended
	September 30, 2016			September 30, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$2,460	$3,705	$6,165	$1,223	$5,261	$6,484
Additions	469	1,131	1,600	626	1,094	1,720
Sales and transfers to held-for-sale	(4)	(102)	(106)	(39)	(275)	(314)
Returned to performing	(58)	(149)	(207)	(39)	(258)	(297)
Paydowns/settlements	(433)	(562)	(995)	(95)	(323)	(418)
Charge-offs	(24)	(455)	(479)	(34)	(573)	(607)
Other	5	(16)	(11)	(64)	(97)	(161)
Ending balance	$2,415	$3,552	$5,967	$1,578	$4,829	$6,407

	Nine months ended			Nine months ended
	September 30, 2016			September 30, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,596	$3,658	$5,254	$1,202	$5,905	$7,107
Additions	2,346	3,371	5,717	1,114	4,027	5,141
Sales and transfers to held-for-sale	(13)	(473)	(486)	(215)	(1,030)	(1,245)
Returned to performing	(141)	(434)	(575)	(60)	(865)	(925)
Paydowns/settlements	(1,022)	(1,203)	(2,225)	(337)	(939)	(1,276)
Charge-offs	(277)	(1,353)	(1,630)	(92)	(2,059)	(2,151)
Other	(74)	(14)	(88)	(34)	(210)	(244)
Ending balance	$2,415	$3,552	$5,967	$1,578	$4,829	$6,407

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2016	2016	2015	2015	2015
OREO
Citicorp	$57	$54	$74	$70	$83
Citi Holdings	104	121	131	139	144
Total OREO	$161	$175	$205	$209	$227
North America	$132	$151	$159	$166	$177
EMEA	1	—	1	1	1
Latin America	18	19	35	38	44
Asia	10	5	10	4	5
Total OREO	$161	$175	$205	$209	$227
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$2,415	$2,460	$2,327	$1,596	$1,578
Consumer non-accrual loans	3,552	3,705	3,601	3,658	4,829
Non-accrual loans (NAL)	$5,967	$6,165	$5,928	$5,254	$6,407
OREO	$161	$175	$205	$209	$227
Non-accrual assets (NAA)	$6,128	$6,340	$6,133	$5,463	$6,634
NAL as a percentage of total loans	0.94%	0.97%	0.96%	0.85%	1.03%
NAA as a percentage of total assets	0.34	0.35	0.34	0.32	0.37
Allowance for loan losses as a percentage of NAL(1)	208	200	214	240	213

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
Non-accrual assets—Total Citicorp	2016	2016	2015	2015	2015
Non-accrual loans (NAL)	$3,977	$4,101	$3,718	$2,991	$2,921
OREO	57	54	74	70	83
Non-accrual assets (NAA)	$4,034	$4,155	$3,792	$3,061	$3,004
NAA as a percentage of total assets	0.23%	0.24%	0.22%	0.19%	0.18%
Allowance for loan losses as a percentage of NAL(1)	270	254	284	345	350
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)(2)	$1,990	$2,064	$2,210	$2,263	$3,486
OREO	104	121	131	139	144
Non-accrual assets (NAA)	$2,094	$2,185	$2,341	$2,402	$3,630
NAA as a percentage of total assets	3.43%	3.31%	3.21%	2.97%	3.10%
Allowance for loan losses as a percentage of NAL(1)	86	91	98	101	98

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

(2)	The December 31, 2015 decline includes the impact related to the transfer of approximately $8 billion of mortgage loans to Loans, held-for-sale (HFS) (included within Other assets).

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Sep. 30, 2016	Dec. 31, 2015
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$81	$25
Mortgage and real estate(3)	78	104
Loans to financial institutions	10	5
Other	255	273
	$424	$407
In offices outside the U.S.
Commercial and industrial(2)	$313	$111
Mortgage and real estate(3)	2	33
Other	36	45
	$351	$189
Total corporate renegotiated loans	$775	$596
Consumer renegotiated loans(4)(5)(6)
In U.S. offices
Mortgage and real estate(7)	$5,206	$7,058
Cards	1,292	1,396
Installment and other	88	79
	$6,586	$8,533
In offices outside the U.S.
Mortgage and real estate	$496	$517
Cards	539	555
Installment and other	470	471
	$1,505	$1,543
Total consumer renegotiated loans	$8,091	$10,076

(1)
Includes $476 million and $258 million of non-accrual loans included in the non-accrual assets table above at September 30, 2016 and December 31, 2015, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at September 30, 2016, Citi also modified $252 million commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) all within offices in the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at September 30, 2016, Citi also modified $13 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $1,691 million and $1,852 million of non-accrual loans included in the non-accrual assets table above at September 30, 2016 and December 31, 2015, respectively. The remaining loans are accruing interest.

(5)	Includes $78 million and $96 million of commercial real estate loans at September 30, 2016 and December 31, 2015, respectively.

(6)	Includes $78 million and $85 million of other commercial loans at September 30, 2016 and December 31, 2015, respectively.

(7)	Reduction in the nine months ended September 30, 2016 includes $1,366 million related to TDRs sold or transferred to held-for-sale.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2015 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-Bank and Other(1)			Total
In billions of dollars	Sept. 30, 2016	Jun. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Jun. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Jun. 30, 2016	Sept. 30, 2015
Available cash	$71.1	$61.3	$68.9	$19.2	$23.2	$21.5	$90.2	$84.5	$90.4
U.S. sovereign	122.3	115.0	119.6	21.8	19.6	22.4	144.1	134.6	142.0
U.S. agency/agency MBS	62.6	69.2	60.1	0.2	0.3	1.0	62.8	69.5	61.1
Foreign government debt(2)	89.2	86.7	87.6	15.5	16.8	15.5	104.7	103.5	103.1
Other investment grade	1.0	1.2	0.8	1.5	1.5	1.5	2.5	2.7	2.3
Total HQLA (EOP)	$346.2	$333.4	$337.0	$58.2	$61.4	$61.9	$404.3	$394.8	$398.9
Total HQLA (AVG)	$344.0	$342.5	$—	$59.8	$68.5	$—	$403.8	$411.0	$—

Note: Except as indicated, amounts set forth in the table above are as of period end and may increase or decrease intra-period in the ordinary course of business. For securities, the amounts represent the liquidity value that potentially could be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for securities financing transactions. As previously disclosed (see “Liquidity Risk” in the First Quarter of 2016 Form 10-Q), the Federal Reserve Board has proposed requiring disclosure of HQLA, the Liquidity Coverage Ratio and related components on an average basis each quarter, as compared to end-of-period. Citi has presented the average information on these metrics currently available, which includes average total HQLA, average LCR and average net outflows under the LCR for the periods 3Q’16 and 2Q’16; 3Q’15 and other component information is not currently available.

(1)
“Non-Bank and Other” includes the parent holding company (Citigroup), Citi’s broker-dealer subsidiaries and other non-bank subsidiaries that are consolidated into Citigroup as well as Citibanamex and Citibank (Switzerland) AG. Citibanamex and Citibank (Switzerland) AG account for approximately $7 billion of the “Non-Bank and Other” HQLA balance as of September 30, 2016.

(2)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises, and principally include government bonds from Hong Kong, Korea, Singapore, India, Brazil and Mexico.

As set forth in the table above, sequentially, Citi’s total HQLA increased on an end-of-period basis but declined on an average basis. The end-of-period increase was primarily driven by an increase in available cash at Citibank due to an increase in Federal Home Loan Bank (FHLB) borrowings (see “Secured Funding Transactions and Short-Term Borrowings” below), while the reduction in the average was mainly attributable to higher average loan and non-HQLA trading asset growth.
Citi’s HQLA as set forth above does not include Citi’s additional available borrowing capacity from the FHLBs of which Citi is a member, which was approximately $24 billion as of September 30, 2016 (compared to $37 billion as of June 30, 2016 and $36 billion as of September 30, 2015) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.
In general, Citi’s liquidity is fungible across legal entities within its bank group. Citi’s bank subsidiaries, including Citibank, can lend to the Citi parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of September 30, 2016, the capacity available for lending to these entities under Section 23A was approximately $15 billion, unchanged from June 30, 2016 and compared to $17 billion as of September 30, 2015, subject to certain eligible non-cash collateral requirements.

Loans
The table below sets forth the end-of-period loans, by business and/or segment, and the total average loans for each of the periods indicated:

In billions of dollars	Sept. 30, 2016	Jun. 30, 2016	Sept. 30, 2015
Global Consumer Banking
North America	$180.0	$175.6	$158.9
Latin America	23.9	24.5	25.2
Asia(1)	85.8	85.1	85.6
Total	$289.7	$285.2	$269.7
Institutional Clients Group
Corporate lending	120.8	123.9	120.4
Treasury and trade solutions (TTS)	72.3	73.6	73.5
Private bank, markets and securities services and other	116.5	109.4	99.1
Total	$309.6	$306.9	$293.0
Total Citicorp	599.3	592.1	562.7
Total Citi Holdings	39.1	41.4	59.7
Total Citigroup loans (EOP)	$638.4	$633.5	$622.4
Total Citigroup loans (AVG)	$634.9	$620.6	$623.2

(1)	Includes loans in certain EMEA countries for all periods presented.

As set forth on the table above, end-of-period loans increased 3% year-over-year and 1% quarter-over-quarter, both on a reported basis and excluding the impact of FX translation, as growth in Citicorp offset continued reductions in Citi Holdings.
Excluding the impact of FX translation, Citicorp loans increased 7% year-over-year. GCB loans grew 7% year-over-year, driven by 13% growth in North America. Within North America, Citi-branded cards increased 25% year-over-year, primarily due to the acquisition of the Costco portfolio towards the end of the second quarter of 2016. International GCB loans declined 1%, as continued growth in Mexico was more than offset by a 4% decline in Asia reflecting the product repositioning of the retail portfolio in this region away from lower return mortgage loans. ICG loans increased 6% year-over-year. Within ICG, corporate loans increased 1% primarily driven by the funding of transaction-related commitments to target market clients, partially offset by loan sale activity. On an average basis, the corporate lending portfolio increased 4%. Treasury and trade solutions loans declined 2% as the business continued to support its clients while distributing trade loan originations to optimize the balance sheet in a continued low rate environment. Private bank and markets and securities services loans grew 19% year-over-year. Private bank growth was primarily driven by real estate and investment-related lending to target clients as Citi sought to deepen client relationships at attractive return levels. Markets growth included lending to target clients in advance of capital markets issuance.

Citi Holdings loans decreased 35% year-over-year driven by $17 billion of reductions in North America mortgages, including transfers to held-for-sale (see Note 13 to the Consolidated Financial Statements).

Deposits
The table below sets forth the end-of-period deposits, by business and/or segment, and the total average deposits for each of the periods indicated:

In billions of dollars	Sept. 30, 2016	Jun. 30, 2016	Sept. 30, 2015
Global Consumer Banking
North America	$185.6	$183.3	$180.0
Latin America	27.4	28.2	26.2
Asia(1)	93.6	90.5	87.0
Total	$306.6	$302.0	$293.2
Institutional Clients Group
Treasury and trade solutions (TTS)	415.0	405.0	398.5
Banking ex-TTS	118.9	116.4	117.5
Markets and securities services	83.3	85.4	79.1
Total	$617.2	$606.8	$595.1
Corporate/Other	10.6	22.7	5.3
Total Citicorp	$934.4	$931.5	$893.6
Total Citi Holdings	5.9	6.4	10.6
Total Citigroup deposits (EOP)	$940.3	$937.9	$904.2
Total Citigroup deposits (AVG)	$944.2	$935.6	$903.1

(1)	Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 4% year-over-year and remained relatively unchanged quarter-over-quarter, both on a reported basis and excluding the impact of FX translation.
Excluding the impact of FX translation, Citicorp deposits grew 5% year-over-year. Within Citicorp, GCB deposits increased 5% year-over-year, driven by broad-based growth across all regions. ICG deposits increased 4% year-over-year, driven primarily by treasury and trade solutions, as the business continued to support client activity.

Long-Term Debt
The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 7.0 years as of September 30, 2016, unchanged sequentially and an increase from 6.8 years in the prior-year period. The increase year-over-year was due primarily to the issuance of longer-dated debt securities during the third quarter of 2016, including in response to proposed total loss-absorbing capacity, or TLAC, requirements (for additional information on TLAC, see “Liquidity Risk—Long-Term Debt—Total Loss Absorbing Capacity (TLAC)” and “Risk Factors—Liquidity Risks” in Citi’s 2015 Annual Report on Form 10-K).
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

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Sept. 30, 2016	Jun. 30, 2016	Sept. 30, 2015
Parent and other(1)
Benchmark debt:
Senior debt	$97.1	$96.1	$99.5
Subordinated debt	28.8	28.8	26.8
Trust preferred	1.7	1.7	1.7
Customer-related debt:
Structured debt	23.6	22.5	23.1
Non-structured debt	3.5	3.3	3.6
Local country and other(2)	2.7	2.3	2.1
Total parent and other	$157.4	$154.8	$156.8
Bank
FHLB borrowings	$21.6	$19.6	$17.3
Securitizations(3)	24.4	27.3	32.0
Local country and other(2)	5.8	5.8	7.4
Total bank	$51.7	$52.6	$56.7
Total long-term debt	$209.1	$207.4	$213.5
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
“Parent and other” includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of September 30, 2016 “parent and other” included $8.3 billion of long-term debt issued by Citi’s broker-dealer subsidiaries.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Year-over-year, Citi’s total long-term debt outstanding decreased primarily due to continued reductions in securitizations at the bank entities.
As part of its liability management and to assist it in meeting regulatory changes and requirements, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During the third quarter of 2016, Citi repurchased an aggregate of approximately $1.6 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q16		2Q16		3Q15
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$3.3	$4.5	$5.1	$6.6	$2.8	$3.4
Subordinated debt	1.3	1.5	1.7	1.0	0.7	2.0
Trust preferred	—	—	—	—	—	—
Customer-related debt:
Structured debt	2.2	3.0	3.4	2.0	1.5	1.6
Non-structured debt	0.1	0.2	0.1	0.1	0.8	0.1
Local country and other	0.1	0.4	1.9	—	0.1	0.5
Total parent and other	$6.9	$9.6	$12.2	$9.7	$5.9	$7.6
Bank
FHLB borrowings	$2.8	$5.8	$1.0	$2.5	$0.5	$1.0
Securitizations	3.0	—	1.3	—	0.7	0.8
Local country and other	0.9	0.9	1.1	1.0	0.6	0.2
Total bank	$6.7	$6.7	$3.4	$3.5	$1.8	$2.0
Total	$13.6	$16.3	$15.6	$13.2	$7.7	$9.6

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2016, as well as its aggregate expected annual long-term debt maturities as of September 30, 2016:

	Maturities 2016 YTD
In billions of dollars		2016	2017	2018	2019	2020	2021	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$12.7	$1.8	$14.3	$18.4	$14.6	$6.6	$11.2	$30.3	$97.1
Subordinated debt	3.0	—	1.2	1.0	1.3	—	—	25.3	28.8
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt:
Structured debt	7.7	1.2	3.5	2.7	2.1	2.3	1.9	9.9	23.6
Non-structured debt	0.4	0.2	0.5	0.6	0.2	0.2	0.1	1.6	3.5
Local country and other	2.0	—	0.3	0.2	0.1	0.1	—	1.9	2.7
Total parent and other	$25.8	$3.2	$19.9	$22.9	$18.3	$9.2	$13.2	$70.7	$157.4
Bank
FHLB borrowings	$5.5	$4.1	$8.8	$8.8	$—	$—	$—	$—	$21.6
Securitizations	6.6	5.1	5.3	8.4	1.9	0.1	2.5	1.0	24.4
Local country and other	2.7	1.1	1.9	1.0	0.4	1.0	0.2	0.2	5.8
Total bank	$14.7	$10.3	$16.0	$18.2	$2.4	$1.2	$2.6	$1.2	$51.7
Total long-term debt	$40.6	$13.5	$35.8	$41.1	$20.7	$10.3	$15.8	$71.8	$209.1

Resolution Plan
Under Title I of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), Citigroup has developed a “single point of entry” resolution strategy and plan under the U.S. Bankruptcy Code (Resolution Plan). Under Citi’s Resolution Plan, only Citigroup, the parent holding company, would enter into bankruptcy, while Citigroup’s key operating subsidiaries, including Citibank, N.A., among others, would remain operational and outside of any resolution or insolvency proceedings. Citigroup believes its Resolution Plan has been designed to minimize the risk of systemic impact to the U.S. and global financial systems, while maximizing the value of the bankruptcy estate for the benefit of Citigroup’s creditors, including its unsecured long-term debt holders. In addition, in line with the Federal Reserve Board’s TLAC proposal, Citigroup believes it has developed the Resolution Plan so that Citigroup’s shareholders and unsecured creditors - including its unsecured long-term debt holders - bear any losses resulting from Citigroup’s bankruptcy. For additional information on the Federal Reserve Board’s TLAC proposal, see “Risk Factors - Liquidity Risks” and “Liquidity Risk-Long-Term Debt-Total Loss Absorbing Capacity (TLAC)” in Citigroup’s 2015 Annual Report on Form 10-K.
In response to feedback received from the Federal Reserve Board and FDIC (the Agencies) on Citi’s 2015 Resolution Plan, Citi currently expects to take the following actions in connection with its 2017 Resolution Plan submission (to be submitted by July 1, 2017):

(i)
Citicorp, an existing wholly owned subsidiary of Citigroup and current parent company of Citibank, N.A., would be established as an intermediate holding company (an IHC) for some or all of Citigroup’s key operating subsidiaries;

(ii)
subject to final approval of the Board of Directors of Citigroup, Citigroup would execute an inter-affiliate agreement with Citicorp, Citigroup’s key operating subsidiaries and certain other affiliated entities pursuant to which Citicorp would be required to provide liquidity and capital support to Citigroup’s key operating subsidiaries in the event Citigroup were to enter bankruptcy proceedings (Citi Support Agreement);

(iii)	pursuant to the Citi Support Agreement:

•
upon execution, Citigroup would make an initial contribution of assets, including certain HQLA and inter-affiliate loans (Contributable Assets), to Citicorp, and Citicorp would then become the business as usual funding vehicle for certain of Citigroup’s key operating subsidiaries;

•
Citigroup would be obligated to continue to transfer Contributable Assets to Citicorp over time, subject to certain amounts retained by Citigroup to, among other things, meet Citigroup’s near-term cash needs;

•	in the event of a Citigroup bankruptcy, Citigroup would be required to contribute most of its remaining assets to Citicorp; and

(iv)	the obligations of both Citigroup and Citicorp under the Citi Support Agreement, as well as the Contributable Assets, would be secured pursuant to a security agreement.

Citigroup also expects that the Citi Support Agreement will provide two mechanisms, besides Citicorp’s issuing of dividends to Citigroup, pursuant to which Citicorp would be required to transfer cash to Citigroup during business as usual so that Citigroup can fund its debt service as well as other operating needs: (i) one or more funding notes issued by Citicorp to Citigroup; and (ii) a committed line of credit under which Citicorp may make loans to Citigroup.

Secured Funding Transactions and Short-Term Borrowings
Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured funding transactions (securities loaned or sold under agreements to repurchase, or repos) and (ii) to a lesser extent, short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants. See Note 16 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings.
Outside of secured funding transactions, Citi’s short-term borrowings increased both year-over-year (a 25% increase) and sequentially (a 60% increase) driven by an increase in FHLB borrowing, as Citi purposefully replaced corporate CDs to optimize liquidity across its legal vehicles.

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
Secured funding of $153 billion as of September 30, 2016 declined 9% from the prior-year period and 3% sequentially. Excluding the impact of FX translation, secured funding decreased 7% from the prior-year period and 3% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $158 billion for the quarter ended September 30, 2016.
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

The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of September 30, 2016.
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

In billions of dollars	Sept. 30, 2016	Jun. 30, 2016	Sept. 30, 2015
HQLA	$403.8	$411.0	$398.9
Net outflows	335.3	339.8	355.6
LCR	120%	121%	112%
HQLA in excess of net outflows	$68.5	$71.2	$43.3
Note: Amounts for 3Q’16 and 2Q’16 set forth in the table above are presented on an average basis; amounts for 3Q’15 are presented end-of-period. Accordingly, data in 3Q’16 and 2Q’16 is not directly comparable to data in 3Q’15.
As set forth in the table above, sequentially, Citi’s LCR decreased slightly, reflecting both the decrease in average HQLA (as described above) and a slight decline in average net outflows due primarily to a reduction in average unsecured long-term debt maturing within 30 days.

Credit Ratings
The table below sets forth the ratings for Citigroup and Citibank as of September 30, 2016. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Inc. (CGMI) were A/A-1 at Standard & Poor’s and A+/F1 at Fitch as of September 30, 2016. The long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of September 30, 2016.

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A+	F1	Stable
Moody’s Investors Service (Moody’s)	Baa1	P-2	Stable	A1	P-1	Stable
Standard & Poor’s (S&P)	BBB+	A-2	Stable	A	A-1	Watch Positive

Potential Impacts of Ratings Downgrades
Ratings downgrades by Moody’s, Fitch or S&P could negatively impact Citigroup’s and/or Citibank’s funding and liquidity due to reduced funding capacity, including derivative triggers, which could take the form of cash obligations and collateral requirements.
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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of September 30, 2016, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.5 billion, compared to $1.2 billion as of June 30, 2016. The decline sequentially was primarily due to reduced market volatility in the current quarter as compared to the elevated levels in the second quarter of 2016 resulting from the U.K.’s vote to leave the European Union in June 2016. Other funding sources, such as securities financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of September 30, 2016, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $1.3 billion, compared to $2.1 billion as of June 30, 2016, due to derivative triggers. The sequential decline was also due to the reduced market volatility in the current quarter, as referenced above.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $1.8 billion, compared to $3.3 billion as of June 30, 2016 (see also Note 19 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citibank were approximately $344 billion and the liquidity resources of Citi’s non-bank and other entities were approximately $60 billion, for a total of approximately $404 billion as of September 30, 2016. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank’s senior debt/long-term rating by S&P could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of September 30, 2016, Citibank had liquidity commitments of approximately $10.1 billion to consolidated asset-backed commercial paper conduits, compared to $10.0 billion as of June 30, 2016 (as referenced in Note 18 to the Consolidated Financial Statements).
In addition to the above-referenced liquidity resources of certain Citibank and Citibanamex entities, Citibank could reduce the funding and liquidity risk, if any, of the potential downgrades described above through mitigating actions, including repricing or reducing certain commitments to commercial paper conduits. In the event of the potential downgrades described above, Citi believes that certain corporate customers could re-evaluate their deposit relationships with Citibank. This re-evaluation could result in clients adjusting their discretionary deposit levels or changing their depository institution, which could potentially reduce certain deposit levels at Citibank. However, Citi could choose to adjust pricing, offer alternative deposit products to its existing customers or seek to attract deposits from new customers, in addition to the mitigating actions referenced above.

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

In millions of dollars (unless otherwise noted)	Sept. 30, 2016	Jun. 30, 2016	Sept. 30, 2015
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,405	$1,394	$1,533
All other currencies	574	590	616
Total	$1,979	$1,984	$2,149
As a percentage of average interest-earning assets	0.12%	0.12%	0.13%
Estimated initial impact to AOCI (after-tax)(2)	$(4,868)	$(4,628)	$(4,450)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(53)	(52)	(50)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(238) million for a 100 basis point instantaneous increase in interest rates as of September 30, 2016.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s DTA position and is based on only the estimated initial AOCI impact above.
The slight sequential decrease in the estimated impact to net interest revenue primarily reflected changes in balance sheet composition, including changes in Citi Treasury’s interest rate derivative positioning, which was largely offset by the increase and seasoning of Citi’s deposit balances, primarily in treasury and trade solutions. The sequential increase in the estimated impact to AOCI primarily reflected the changes to the positioning of Citi Treasury’s interest rate derivatives portfolio, as referenced above.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to AOCI would be offset in stockholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of September 30, 2016, Citi expects that the negative $4.9 billion impact to AOCI in such a scenario could potentially be offset over approximately 30 months.
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

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,405	$1,325	$124	$(167)
All other currencies	574	561	34	(34)
Total	$1,979	$1,886	$158	$(201)
Estimated initial impact to AOCI (after-tax)(1)	$(4,868)	$(3,035)	$(1,930)	$1,495
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(53)	(33)	(22)	16
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of September 30, 2016, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.6 billion, or 0.9% of TCE, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the Euro and the Japanese Yen.

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
The effect of Citi’s ongoing management strategies with respect to changes in foreign exchange rates and the impact of these changes on Citi’s TCE and Common Equity Tier 1 Capital ratio are shown in the table below. For additional information on the changes in AOCI, see Note 17 to the Consolidated Financial Statements.

	For the quarter ended
In millions of dollars (unless otherwise noted)	Sept. 30, 2016	Jun. 30, 2016	Sept. 30, 2015
Change in FX spot rate(1)	(0.2)%	(0.9)%	(6.0)%
Change in TCE due to FX translation, net of hedges	$(412)	$(441)	$(2,010)
As a percentage of TCE	(0.2)%	(0.2)%	(1.1)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(2)	2	(5)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin

	3rd Qtr.		2nd Qtr.		3rd Qtr.		Change
In millions of dollars, except as otherwise noted	2016		2016		2015		3Q16 vs. 3Q15
Interest revenue(1)	$14,767		$14,473		$14,832		—%
Interest expense	3,174		3,120		2,941		8
Net interest revenue(1)(2)	$11,593		$11,353		$11,891		(3)%
Interest revenue—average rate	3.65%		3.65%		3.67%		(2)	bps
Interest expense—average rate	1.03		1.04		0.93		10	bps
Net interest margin	2.86		2.86		2.94		(8)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.73%		0.77%		0.69%		4	bps
10-year U.S. Treasury note—average rate	1.56		1.75		2.22		(66)	bps
10-year vs. two-year spread	83	bps	98	bps	153	bps
Note: All interest expense amounts include FDIC deposit insurance assessments including, beginning in the third quarter of 2016, the previously disclosed surcharge of 4.5 basis points per annum. For additional information, see “Interest Revenue/Expense and Net Interest Margin” in Citi’s First Quarter of 2016 Form 10-Q.

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $114 million, $117 million, and $118 million for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value.

Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Citi’s NIM was 2.86% in the third quarter of 2016, as the benefit from the impact of the Costco portfolio acquisition and other loan growth was offset by lower trading NIM, higher than anticipated cash balances during the quarter and the impact of higher FDIC deposit insurance assessments (see the Note to the table above).

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2016	2016	2015	2016	2016	2015	2016	2016	2015
Assets
Deposits with banks(5)	$131,571	$135,245	$139,349	$247	$237	$187	0.75%	0.70%	0.53%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$146,581	$148,511	$150,455	$387	$362	$313	1.05%	0.98%	0.83%
In offices outside the U.S.(5)	88,415	84,018	83,376	249	302	343	1.12%	1.45%	1.63%
Total	$234,996	$232,529	$233,831	$636	$664	$656	1.08%	1.15%	1.11%
Trading account assets(7)(8)
In U.S. offices	$109,039	$108,602	$114,360	$912	$970	$1,024	3.33%	3.59%	3.55%
In offices outside the U.S.(5)	100,825	101,075	95,827	559	603	507	2.21%	2.40%	2.10%
Total	$209,864	$209,677	$210,187	$1,471	$1,573	$1,531	2.79%	3.02%	2.89%
Investments
In U.S. offices
Taxable	$228,337	$225,279	$211,722	$990	$991	$941	1.72%	1.77%	1.76%
Exempt from U.S. income tax	19,102	19,010	19,745	162	170	101	3.37%	3.60%	2.03%
In offices outside the U.S.(5)	107,350	107,235	103,656	794	837	760	2.94%	3.14%	2.91%
Total	$354,789	$351,524	$335,123	$1,946	$1,998	$1,802	2.18%	2.29%	2.13%
Loans (net of unearned income)(9)
In U.S. offices	$368,372	$353,422	$354,572	$6,272	$5,793	$6,472	6.77%	6.59%	7.24%
In offices outside the U.S.(5)	267,399	267,226	268,633	3,974	3,972	3,523	5.91%	5.98%	5.20%
Total	$635,771	$620,648	$623,205	$10,246	$9,765	$9,995	6.41%	6.33%	6.36%
Other interest-earning assets(10)	$44,010	$45,639	$60,459	$221	$236	$661	2.00%	2.08%	4.34%
Total interest-earning assets	$1,611,001	$1,595,262	$1,602,154	$14,767	$14,473	$14,832	3.65%	3.65%	3.67%
Non-interest-earning assets(7)	$219,213	$212,050	$216,136
Total assets	$1,830,214	$1,807,312	$1,818,290

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $114 million, $117 million, and $118 million for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2016	2016	2015	2016	2016	2015	2016	2016	2015
Liabilities
Deposits
In U.S. offices(5)	$296,999	$286,653	$271,141	$470	$371	$311	0.63%	0.52%	0.46%
In offices outside the U.S.(6)	434,232	435,242	425,741	973	935	904	0.89%	0.86%	0.84%
Total	$731,231	$721,895	$696,882	$1,443	$1,306	$1,215	0.79%	0.73%	0.69%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$99,924	$103,517	$111,629	$267	$260	$177	1.06%	1.01%	0.63%
In offices outside the U.S.(6)	58,060	57,685	62,616	192	267	202	1.32%	1.86%	1.28%
Total	$157,984	$161,202	$174,245	$459	$527	$379	1.16%	1.31%	0.86%
Trading account liabilities(8)(9)
In U.S. offices	$33,600	$27,420	$24,673	$65	$64	$29	0.77%	0.94%	0.47%
In offices outside the U.S.(6)	42,637	45,960	45,797	37	32	28	0.35%	0.28%	0.24%
Total	$76,237	$73,380	$70,470	$102	$96	$57	0.53%	0.53%	0.32%
Short-term borrowings(10)
In U.S. offices	$61,019	$54,825	$65,368	$51	$43	$100	0.33%	0.32%	0.61%
In offices outside the U.S.(6)	20,285	10,253	66,653	39	66	59	0.76%	2.59%	0.35%
Total	$81,304	$65,078	$132,021	$90	$109	$159	0.44%	0.67%	0.48%
Long-term debt(11)
In U.S. offices	$175,427	$175,506	$179,575	$1,028	$1,009	$1,080	2.33%	2.31%	2.39%
In offices outside the U.S.(6)	6,506	6,714	8,061	52	73	51	3.18%	4.37%	2.51%
Total	$181,933	$182,220	$187,636	$1,080	$1,082	$1,131	2.36%	2.39%	2.39%
Total interest-bearing liabilities	$1,228,689	$1,203,775	$1,261,254	$3,174	$3,120	$2,941	1.03%	1.04%	0.93%
Demand deposits in U.S. offices	$40,466	$38,979	$27,781
Other non-interest-bearing liabilities(8)	328,405	335,243	308,167
Total liabilities	$1,597,560	$1,577,997	$1,597,202
Citigroup stockholders’ equity(12)	$231,574	$228,149	$219,839
Noncontrolling interest	1,080	1,166	1,249
Total equity(12)	$232,654	$229,315	$221,088
Total liabilities and stockholders’ equity	$1,830,214	$1,807,312	$1,818,290
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$871,431	$854,825	$940,283	$7,092	$6,816	$7,252	3.24%	3.21%	3.06%
In offices outside the U.S.(6)	739,570	740,437	661,871	4,501	4,537	4,639	2.42	2.46	2.78
Total	$1,611,001	$1,595,262	$1,602,154	$11,593	$11,353	$11,891	2.86%	2.86%	2.94%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $114 million, $117 million, and $118 million for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2016	2015	2016	2015	2016	2015
Assets
Deposits with banks(5)	$128,194	$137,721	$703	$538	0.73%	0.52%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$148,379	$150,370	$1,123	$903	1.01%	0.80%
In offices outside the U.S.(5)	83,668	86,645	824	1,059	1.32%	1.63%
Total	$232,047	$237,015	$1,947	$1,962	1.12%	1.11%
Trading account assets(7)(8)
In U.S. offices	$107,541	$116,735	$2,835	$2,927	3.52%	3.35%
In offices outside the U.S.(5)	100,339	105,942	1,680	1,694	2.24%	2.14%
Total	$207,880	$222,677	$4,515	$4,621	2.90%	2.77%
Investments
In U.S. offices
Taxable	$227,532	$213,107	$2,981	$2,854	1.75%	1.79%
Exempt from U.S. income tax	19,171	20,101	501	283	3.49%	1.88%
In offices outside the U.S.(5)	106,116	101,623	2,385	2,289	3.00%	3.01%
Total	$352,819	$334,831	$5,867	$5,426	2.22%	2.17%
Loans (net of unearned income)(9)
In U.S. offices	$357,300	$353,434	$17,938	$19,132	6.71%	7.24%
In offices outside the U.S.(5)	265,586	274,931	11,847	11,439	5.96%	5.56%
Total	$622,886	$628,365	$29,785	$30,571	6.39%	6.50%
Other interest-earning assets(10)	$45,805	$56,205	$709	$1,432	2.07%	3.41%
Total interest-earning assets	$1,589,631	$1,616,814	$43,526	$44,550	3.66%	3.68%
Non-interest-earning assets(7)	$215,402	$220,217
Total assets	$1,805,033	$1,837,031

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $350 million and $363 million for the nine months ended September 30, 2016 and 2015, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2016	2015	2016	2015	2016	2015
Liabilities
Deposits
In U.S. offices(5)	$287,100	$274,111	$1,157	$997	0.54%	0.49%
In offices outside the U.S.(6)	431,176	424,641	2,796	2,831	0.87%	0.89%
Total	$718,276	$698,752	$3,953	$3,828	0.74%	0.73%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$102,321	$110,238	$787	$523	1.03%	0.63%
In offices outside the U.S.(6)	58,379	67,979	701	675	1.60%	1.33%
Total	$160,700	$178,217	$1,488	$1,198	1.24%	0.90%
Trading account liabilities(8)(9)
In U.S. offices	$28,219	$26,240	$181	$79	0.86%	0.40%
In offices outside the U.S.(6)	43,424	45,976	105	79	0.32%	0.23%
Total	$71,643	$72,216	$286	$158	0.53%	0.29%
Short-term borrowings(10)
In U.S. offices	$57,559	$67,708	$123	$194	0.29%	0.38%
In offices outside the U.S.(6)	17,727	57,438	177	242	1.33%	0.56%
Total	$75,286	$125,146	$300	$436	0.53%	0.47%
Long-term debt(11)
In U.S. offices	$174,454	$183,882	$3,031	$3,247	2.32%	2.36%
In offices outside the U.S.(6)	6,691	7,487	176	153	3.51%	2.73%
Total	$181,145	$191,369	$3,207	$3,400	2.36%	2.38%
Total interest-bearing liabilities	$1,207,050	$1,265,700	$9,234	$9,020	1.02%	0.95%
Demand deposits in U.S. offices	$36,927	$25,490
Other non-interest-bearing liabilities(8)	331,906	327,998
Total liabilities	$1,575,883	$1,619,188
Citigroup stockholders’ equity(12)	$228,014	$216,498
Noncontrolling interest	1,136	1,345
Total equity(12)	$229,150	$217,843
Total liabilities and stockholders’ equity	$1,805,033	$1,837,031
Net interest revenue as a percentage of average interest-earning assets
In U.S. offices	$859,924	$922,720	$20,894	$21,342	3.25%	3.09%
In offices outside the U.S.(6)	729,707	694,094	13,398	14,188	2.45%	2.73%
Total	$1,589,631	$1,616,814	$34,292	$35,530	2.88%	2.94%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $350 million and $363 million for the nine months ended September 30, 2016 and 2015, respectively.

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

(11)	Includes stockholders' equity from discontinued operations.

(12)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	3rd Qtr. 2016 vs. 2nd Qtr. 2016			3rd Qtr. 2016 vs. 3rd Qtr. 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$(7)	$17	$10	$(11)	$71	$60
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(5)	$30	$25	$(8)	$82	$74
In offices outside the U.S.(4)	15	(68)	(53)	20	(114)	(94)
Total	$10	$(38)	$(28)	$12	$(32)	$(20)
Trading account assets(5)
In U.S. offices	$4	$(62)	$(58)	$(46)	$(66)	$(112)
In offices outside the U.S.(4)	(1)	(43)	(44)	27	25	52
Total	$3	$(105)	$(102)	$(19)	$(41)	$(60)
Investments(1)
In U.S. offices	$15	$(24)	$(9)	$74	$36	$110
In offices outside the U.S.(4)	1	(44)	(43)	27	7	34
Total	$16	$(68)	$(52)	$101	$43	$144
Loans (net of unearned income)(6)
In U.S. offices	$250	$229	$479	$246	$(446)	$(200)
In offices outside the U.S.(4)	3	(1)	2	(16)	467	451
Total	$253	$228	$481	$230	$21	$251
Other interest-earning assets(7)	$(8)	$(7)	$(15)	$(147)	$(293)	$(440)
Total interest revenue	$267	$27	$294	$166	$(231)	$(65)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	3rd Qtr. 2016 vs. 2nd Qtr. 2016			3rd Qtr. 2016 vs. 3rd Qtr. 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$14	$85	$99	$32	$127	$159
In offices outside the U.S.(4)	(2)	40	38	18	51	69
Total	$12	$125	$137	$50	$178	$228
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(9)	$16	$7	$(20)	$110	$90
In offices outside the U.S.(4)	2	(77)	(75)	(15)	5	(10)
Total	$(7)	$(61)	$(68)	$(35)	$115	$80
Trading account liabilities(5)
In U.S. offices	$13	$(12)	$1	$13	$23	$36
In offices outside the U.S.(4)	(2)	7	5	(2)	11	9
Total	$11	$(5)	$6	$11	$34	$45
Short-term borrowings(6)
In U.S. offices	$5	$3	$8	$(6)	$(43)	$(49)
In offices outside the U.S.(4)	38	(65)	(27)	(59)	39	(20)
Total	$43	$(62)	$(19)	$(65)	$(4)	$(69)
Long-term debt
In U.S. offices	$—	$19	$19	$(25)	$(27)	$(52)
In offices outside the U.S.(4)	(2)	(19)	(21)	(11)	12	1
Total	$(2)	$—	$(2)	$(36)	$(15)	$(51)
Total interest expense	$55	$(1)	$54	$(75)	$308	$233
Net interest revenue	$212	$28	$240	$241	$(539)	$(298)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Analysis of Changes in Interest Revenue, Interest Expense, and Net Interest Revenue(1)(2)(3)

	Nine Months 2016 vs. Nine Months 2015
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change(2)
Deposits at interest with banks(4)	$(39)	$204	$165
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(12)	$232	$220
In offices outside the U.S.(4)	(35)	(200)	(235)
Total	$(47)	$32	$(15)
Trading account assets(5)
In U.S. offices	$(238)	$146	$(92)
In offices outside the U.S.(4)	(92)	78	(14)
Total	$(330)	$224	$(106)
Investments(1)
In U.S. offices	$186	$159	$345
In offices outside the U.S.(4)	101	(5)	96
Total	$287	$154	$441
Loans (net of unearned income)(6)
In U.S. offices	$207	$(1,401)	$(1,194)
In offices outside the U.S.(4)	(398)	806	408
Total	$(191)	$(595)	$(786)
Other interest-earning assets	$(232)	$(491)	$(723)
Total interest revenue	$(552)	$(472)	$(1,024)
Deposits (7)
In U.S. offices	$49	$111	$160
In offices outside the U.S.(4)	43	(78)	(35)
Total	$92	$33	$125
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(40)	$304	$264
In offices outside the U.S.(4)	(103)	129	26
Total	$(143)	$433	$290
Trading account liabilities(5)
In U.S. offices	$6	$96	$102
In offices outside the U.S.(4)	(5)	31	26
Total	$1	$127	$128
Short-term borrowings
In U.S. offices	$(26)	$(45)	$(71)
In offices outside the U.S.(4)	(244)	179	(65)
Total	$(270)	$134	$(136)
Long-term debt
In U.S. offices	$(164)	$(52)	$(216)
In offices outside the U.S.(4)	(18)	41	23
Total	$(182)	$(11)	$(193)
Total interest expense	$(502)	$716	$214
Net interest revenue	$(50)	$(1,188)	$(1,238)

(1)	The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $838 million and $849 million for the nine months ended September 30, 2016 and 2015, respectively.

Market Risk of Trading Portfolios
For additional information on Citi’s market risk of trading portfolios, see “Market Risk—Market Risk of Trading Portfolios” in Citi’s 2015 Annual Report on Form 10-K.

Value at Risk
As of September 30, 2016, Citi estimates that the conservative features of its VAR calibration contribute an approximate 22% add-on (compared to 16% at June 30, 2016) to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets.

As set forth in the table below, Citi's average trading VAR as of September 30, 2016 was materially unchanged from the prior quarter. While average foreign exchange risk was higher in the third quarter of 2016 from currency volatility following the U.K.’s vote to exit the European Union in June 2016, the impact on the total trading VAR was muted due to diversification benefits from the overall portfolio. Average trading and credit portfolio VAR as of September 30, 2016 decreased slightly, mainly from lower spread volatilities affecting the credit portfolio.

		Third Quarter		Second Quarter		Third Quarter
In millions of dollars	September 30, 2016	2016 Average	June 30, 2016	2016 Average	September 30, 2015	2015 Average
Interest rate	$30	$34	$32	$32	$59	$40
Credit spread	73	62	61	60	64	$67
Covariance adjustment(1)	(28)	(31)	(30)	(26)	(28)	(22)
Fully diversified interest rate and credit spread	$75	$65	$63	$66	$95	$85
Foreign exchange	16	26	26	20	43	36
Equity	9	12	11	15	18	17
Commodity	22	23	23	20	17	17
Covariance adjustment(1)	(53)	(62)	(59)	(56)	(62)	(61)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$69	$64	$64	$65	$111	$94
Specific risk-only component(3)	$7	$6	$9	$9	$6	$5
Total trading VAR—general market risk factors only (excluding credit portfolios)(2)	$62	$58	$55	$56	$105	$89
Incremental impact of the credit portfolio(4)	$21	$21	$22	$23	$29	$22
Total trading and credit portfolio VAR	$90	$85	$86	$88	$140	$116

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Third Quarter		Second Quarter		Third Quarter
	2016		2016		2015
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$27	$47	$26	$40	$30	$59
Credit spread	55	73	56	64	61	73
Fully diversified interest rate and credit spread	$59	$75	$60	$74	$72	$99
Foreign exchange	15	46	14	29	22	54
Equity	6	22	10	26	11	35
Commodity	19	31	16	25	12	22
Total trading	$53	$72	$55	$76	$78	$111
Total trading and credit portfolio	72	97	79	98	95	140
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close of business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Sept. 30, 2016
Total—all market risk factors, including general and specific risk	$67
Average—during quarter	$63
High—during quarter	76
Low—during quarter	51

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
As of September 30, 2016, there was one back-testing exception observed for Citi’s Regulatory VAR for the prior 12 months. Trading losses on June 3, 2016 exceeded the VAR estimate at the Citigroup level, driven by higher volatility in the interest rate and foreign exchange markets following the release of weak non-farm payroll data.

COUNTRY RISK

For additional information on country risk at Citi, see “Country Risk” and “Risk Factors” in Citi’s 2015 Annual Report on Form 10-K.

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by
country (excluding the U.S.) as of September 30, 2016. For
purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the
domicile of the borrower. For example, a loan to a Chinese
subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has
developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in

order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 25% of corporate
loans presented in the table below are to U.K. domiciled
entities (23% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.
Approximately 84% of the total U.K. funded loans and 88% of
the total U.K. unfunded commitments were investment grade
as of September 30, 2016. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.
For a discussion of uncertainties arising from the results of the U.K. referendum to leave the European Union, see “Country Risk” in Citi’s Second Quarter of 2016 Form 10-Q.

In billions of dollars	ICG loans(1)	GCB loans(2)	Other funded(3)	Unfunded(4)	Net MTM on Derivatives/Repos(5)	Total hedges (on loans and CVA)	Investment securities(6)	Trading account assets(7)	Total as of 3Q16	Total as of 2Q16	Total as of 4Q15
United Kingdom	$33.0	$—	$3.0	$56.2	$13.0	$(2.9)	$10.8	$(0.9)	$112.2	$108.4	$110.4
Mexico	7.6	23.9	0.4	5.3	0.8	(0.7)	15.1	3.7	56.1	57.0	60.4
Korea	2.7	20.1	0.4	4.2	1.8	(0.8)	8.9	1.8	39.1	37.2	39.3
Singapore	12.2	13.0	—	5.2	0.7	(0.3)	6.1	1.2	38.1	37.3	36.7
Hong Kong	12.0	10.3	0.7	5.0	0.5	(0.7)	5.9	1.5	35.2	35.3	35.2
Brazil	14.4	1.9	0.3	3.9	5.2	(2.8)	4.3	4.1	31.3	28.6	23.2
India	9.7	6.5	0.7	5.0	0.5	(1.4)	7.8	1.8	30.6	31.0	33.0
Australia	4.6	10.2	0.1	5.1	1.4	(1.0)	4.5	(0.5)	24.4	22.6	24.5
Ireland	7.5	—	0.6	15.2	0.3	—	—	0.6	24.2	24.1	22.0
Germany	0.2	—	—	4.0	4.3	(3.6)	11.0	2.8	18.7	17.3	18.8
Japan	2.6	—	0.3	6.9	3.5	(1.3)	3.6	2.0	17.6	15.6	9.1
Canada	2.2	0.6	2.3	6.5	2.2	(0.9)	3.9	0.2	17.0	18.1	16.5
China	6.6	4.4	0.2	1.5	0.7	(0.8)	2.8	0.8	16.2	22.4	23.0
Taiwan	3.8	8.2	0.1	1.0	0.3	(0.3)	1.2	1.6	15.9	15.4	14.8
Poland	3.0	1.7	—	3.3	0.1	(0.3)	4.0	0.3	12.1	12.2	13.1
Malaysia	1.8	4.7	0.2	1.8	0.2	(0.2)	0.6	1.4	10.5	11.3	9.2
Netherlands	—	—	—	—	1.7	(0.9)	5.6	0.3	6.7	7.1	7.1
Italy	0.3	—	—	2.6	7.8	(6.1)	0.2	1.9	6.7	4.6	6.6
Thailand	0.8	1.9	—	1.1	0.1	—	1.6	0.8	6.3	6.5	5.4
United Arab Emirates	3.2	1.4	0.1	1.6	0.5	(0.4)	—	(0.2)	6.2	6.4	6.4
Luxembourg	—	—	0.1	—	0.8	(0.2)	5.2	0.1	6.0	5.7	4.9
Colombia	2.4	1.8	—	1.0	0.2	(0.1)	0.3	—	5.6	5.1	5.7
Indonesia	1.8	1.1	0.1	1.1	0.1	(0.1)	1.0	0.5	5.6	5.2	4.4
Russia	2.3	0.9	—	0.9	0.1	(0.4)	0.5	0.3	4.6	4.8	5.0
Turkey	3.1	—	0.5	0.5	0.2	(0.1)	0.2	(0.1)	4.3	4.6	4.0

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of September 30, 2016, private bank loans in the table above totaled $17.4 billion, concentrated in the U.K. ($4.6 billion), Singapore ($6.6 billion) and Hong Kong ($5.1 billion).

(2)	GCB loans include funded loans in Brazil and Colombia related to businesses that were transferred to Citi Holdings as of January 1, 2016.

(3)	Other funded includes other direct exposure such as accounts receivable, loans held-for-sale, other loans in Citi Holdings and investments accounted for under the equity method.

(4)	Unfunded exposure includes unfunded corporate lending commitments, letters of credit and other contingencies.

(5)	Net mark-to-market (MTM) on derivatives and securities lending / borrowing transactions (repos). Exposures are shown net of collateral and inclusive of CVA. Includes margin loans.

(6)	Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost.

(7)	Trading account assets are shown on a net basis and include derivative exposure where the underlying reference entity is located in that country.

Venezuela
For historical information on foreign exchange controls in Venezuela as well as additional information on Citi’s exposures and discontinuation of certain businesses in Venezuela, see “Country Risk-Venezuela” in each of Citi’s 2015 Annual Report on Form 10-K, First Quarter of 2016 Form 10-Q and Second Quarter of 2016 Form 10-Q.
As of September 30, 2016, Citi’s net investment in its Venezuelan operations was approximately $55 million (compared to $54 million as of June 30, 2016), with de minimis foreign exchange exposure remaining. Citi also had cumulative translation losses related to its investment in Venezuela of approximately $20 million, which would not be reclassified into earnings unless a change of control, liquidation or similar event to Citi’s Venezuela operations were to occur. If any such event were to occur, Citi estimates its net exposure to Venezuela could be approximately $70 million as of September 30, 2016, although the actual amount could fluctuate slightly depending upon the facts and circumstances of such event.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Operational Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Note 9 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
At September 30, 2016, Citigroup had recorded net DTAs of approximately $45.4 billion, unchanged from June 30, 2016, as the continued generation of U.S. taxable earnings in the current quarter was offset by losses in AOCI.
The following table summarizes Citi’s net DTAs balance as of the periods presented. Of Citi’s net DTAs as of September 30, 2016, those arising from net operating losses, foreign tax credit and general business credit carry-forwards are 100% deducted in calculating Citi’s regulatory capital, while DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). Approximately $17.6 billion of the net DTA was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of September 30, 2016.

Jurisdiction/Component	DTAs balance
In billions of dollars	Sept 30, 2016	December 31, 2015
Total U.S.	$43.2	$45.2
Total foreign	2.2	2.6
Total	$45.4	$47.8

Effective Tax Rate
Citi’s effective tax rate for the third quarter of 2016 was 30.8%, slightly higher than the 30.2% effective tax rate in the third quarter of 2015 (excluding CVA/DVA).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi did not have any reportable activities to disclose in the first quarter of 2016 but disclosed reportable activities pursuant to Section 219 in the second quarter of 2016 in the Second Quarter of 2016 Form 10-Q.
In addition to Citi’s prior disclosures, Citi processed three funds transfers involving three different Iranian Embassies during the third quarter of 2016.  In two of these transfers, Citibank, London acted as an intermediary bank to process a domestic Irish payment from an individual to the Iranian Embassy in Ireland and payment from a hotel in Iceland for a cancellation refund for the Iranian Embassy in Norway.  The value of these funds transfers was EUR 75 (approximately $82) and EUR 418 (approximately $457) respectively, for a total of EUR 493 (approximately $539).  In addition, Bank Handlowy w Warszawie S.A., a subsidiary of Citi, acted as a remitting bank for a payment related to a visa fee for the Iranian Embassy in Poland.  The value of this funds transfer was EUR 130 (approximately $142).  All three of these funds transfers were for transactions ordinarily incident to travel which are exempt under Office of Foreign Assets Control regulations.  The total value for all of these funds transfers was EUR 623 (approximately $681) and resulted in nominal revenue for Citibank and Bank Handlowy w Warszawie S.A.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation: (i) the precautionary statements included within each individual business’ discussion and analysis of its results of operations above and in Citi’s 2015 Annual Report on Form 10-K, First Quarter of 2016 Form 10-Q and Second Quarter of 2016 Form 10-Q; (ii) the factors listed and described under “Risk Factors” in Citi’s 2015 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

•
changes to the calculation of risk-weighted assets proposed or adopted by the Basel Committee on Banking Supervision and/or the U.S. banking agencies, such as those related to credit risk, market risk (including as a result of the so-called “fundamental review of the trading book”) and operational risk, and the potential impact any such changes could have on Citi’s regulatory capital ratios;

•
the potential impact of any changes to the CCAR stress testing requirements or process, such as the inclusion of Citi’s GSIB surcharge in the Federal Reserve Board’s CCAR post-stress minimum capital requirements or the introduction of additional macroprudential considerations (such as funding and liquidity shocks) in the stress testing process;

•	the potential incorporation of a variable “stress capital buffer” as part of Citi’s ongoing regulatory capital requirements;

•	Citi’s ability to adequately address the shortcomings identified by the Federal Reserve Board and FDIC as a result of their review of Citi’s 2015 annual resolution plan submission;

•
the ongoing regulatory changes and uncertainties faced by financial institutions, including Citi, in the U.S. and globally, including regulatory changes relating to debt collection practices within Citi’s North America cards businesses, and the potential impact these changes and uncertainties could have on Citi’s businesses, results of operations, financial condition, strategy or organizational structure and compliance risks and costs;

•
the potential impact to Citi’s delinquency rates, loan loss reserves, net credit losses and overall results of operations as Citi’s revolving home equity lines of credit continue to “reset” (Revolving HELOCs), particularly if interest rates increase;

•
the potential impact to Citi’s businesses, credit costs and overall results of operations and financial condition as a result of macroeconomic and geopolitical challenges and uncertainties, including those relating to the outcome of the U.S. elections or if energy or other commodity prices deteriorate;

•
the extensive uncertainties arising as a result of the vote in the United Kingdom to withdraw from the European Union, including the timing and terms of the withdrawal, and the potential impact to macroeconomic conditions as well as Citi’s legal entity structure and overall results of operations or financial condition;

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

•
the potential impact to Citi from an increasing risk of continually evolving cybersecurity or other technological and similar risks, including fraud, theft, loss, misuse or disclosure of confidential client, customer, corporate or network information or assets, damage to Citi’s reputation, additional costs (including credit costs) to Citi, regulatory penalties, legal exposure and financial losses;

•
Citi’s ability to continue to utilize its DTAs (including the foreign tax credit component of its DTAs) and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of movements in Citi’s AOCI;

•
the potential impact to Citi if its interpretation or application of the extensive tax laws to which it is subject, such as withholding tax obligations or business valuations, differs from those of the relevant governmental authorities;

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

•	Citi’s ability to manage its overall level of expenses while at the same time continuing to successfully invest in identified areas of its businesses or operations;

•	Citi’s ability to continue to wind-down Citi Holdings, and thus reduce the negative impact on Citi’s regulatory capital, as well as maintain Citi Holdings at “break even” during 2016;

•
the potential impact on Citi’s performance, including its competitive position and ability to effectively manage its businesses and continue to execute its strategy, if Citi is unable to hire and retain highly qualified employees for any reason;

•
the impact of ongoing changes to financial accounting and reporting standards or interpretations, such as the FASB’s credit impairment standard, on how Citi records and reports its financial condition and results of operations as well as the potential impact of incorrect assumptions or estimates in Citi’s financial statements;

•
the heightened compliance requirements and risks to which Citi is subject, including reputational and legal risks, as well as the impact of increased compliance costs on Citi’s expense management and investments initiatives;

•
legal, regulatory and reputational risks arising from the heightened scrutiny of “conduct risk” or perceived deficiencies in the culture of financial institutions, including Citi, that are viewed as harmful to clients, counterparties, investors or the markets, such as improperly creating, selling, marketing or managing products and services or improper incentive compensation programs with respect thereto; and

•
the potential outcomes of the extensive legal and regulatory proceedings, investigations and other inquiries to which Citi is or may be subject at any given time, particularly given the increased severity of the remedies sought and potential collateral consequences to Citi arising from such outcomes.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2016	2015	2016	2015
Revenues
Interest revenue	$14,653	$14,714	$43,176	$44,187
Interest expense	3,174	2,941	9,234	9,020
Net interest revenue	$11,479	$11,773	$33,942	$35,167
Commissions and fees	$2,644	$2,732	$7,832	$9,096
Principal transactions	2,238	1,327	5,894	5,471
Administration and other fiduciary fees	862	870	2,551	2,827
Realized gains on sales of investments, net	287	151	673	641
Other-than-temporary impairment losses on investments
Gross impairment losses	(32)	(80)	(615)	(195)
Less: Impairments recognized in AOCI	—	—	—	—
Net impairment losses recognized in earnings	$(32)	$(80)	$(615)	$(195)
Insurance premiums	$184	$464	$665	$1,443
Other revenue	98	1,455	1,921	3,448
Total non-interest revenues	$6,281	$6,919	$18,921	$22,731
Total revenues, net of interest expense	$17,760	$18,692	$52,863	$57,898
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,746	$1,582	$5,022	$4,852
Policyholder benefits and claims	35	189	172	567
Provision (release) for unfunded lending commitments	(45)	65	(4)	(20)
Total provisions for credit losses and for benefits and claims	$1,736	$1,836	$5,190	$5,399
Operating expenses
Compensation and benefits	$5,203	$5,321	$15,988	$16,324
Premises and equipment	624	722	1,917	2,168
Technology/communication	1,694	1,628	5,000	4,884
Advertising and marketing	403	391	1,226	1,176
Other operating	2,480	2,607	7,165	7,929
Total operating expenses	$10,404	$10,669	$31,296	$32,481
Income from continuing operations before income taxes	$5,620	$6,187	$16,377	$20,018
Provision for income taxes	1,733	1,881	4,935	6,037
Income from continuing operations	$3,887	$4,306	$11,442	$13,981
Discontinued operations
Loss from discontinued operations	$(37)	$(15)	$(76)	$(14)
Benefit for income taxes	(7)	(5)	(21)	(5)
Loss from discontinued operations, net of taxes	$(30)	$(10)	$(55)	$(9)
Net income before attribution of noncontrolling interests	$3,857	$4,296	$11,387	$13,972
Noncontrolling interests	17	5	48	65
Citigroup’s net income	$3,840	$4,291	$11,339	$13,907
Basic earnings per share(1)
Income from continuing operations	$1.25	$1.36	$3.60	$4.39
Loss from discontinued operations, net of taxes	(0.01)	—	(0.02)	—
Net income	$1.24	$1.36	$3.58	$4.38
Weighted average common shares outstanding	2,879.9	2,993.3	2,912.9	3,015.8

Diluted earnings per share(1)
Income from continuing operations	$1.25	$1.36	$3.60	$4.38
Loss from discontinued operations, net of taxes	(0.01)	—	(0.02)	—
Net income	$1.24	$1.35	$3.58	$4.38
Adjusted weighted average common shares outstanding	2,880.1	2,996.9	2,913.0	3,020.4
(1) Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Net income before attribution of noncontrolling interests	$3,857	$4,296	$11,387	$13,972
Add: Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$(432)	$511	$2,529	$167
Net change in debt valuation adjustment (DVA), net of taxes (1)	(200)	—	5	—
Net change in cash flow hedges, net of taxes	(83)	189	385	367
Benefit plans liability adjustment, net of taxes	12	(360)	(480)	128
Net change in foreign currency translation adjustment, net of taxes and hedges	(375)	(2,493)	(273)	(4,703)
Citigroup’s total other comprehensive income (loss)	$(1,078)	$(2,153)	$2,166	$(4,041)
Total comprehensive income before attribution of noncontrolling interests	$2,779	$2,143	$13,553	$9,931
Less: Net income attributable to noncontrolling interests	17	5	48	65
Citigroup’s comprehensive income	$2,762	$2,138	$13,505	$9,866

(1)	See Note 1 to the Consolidated Financial Statements for additional details.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	September 30,
	2016	December 31,
In millions of dollars	(Unaudited)	2015
Assets
Cash and due from banks (including segregated cash and other deposits)	$23,419	$20,900
Deposits with banks	132,571	112,197
Federal funds sold and securities borrowed or purchased under agreements to resell (including $143,618 and $137,964 as of September 30, 2016 and December 31, 2015, respectively, at fair value)	236,045	219,675
Brokerage receivables	36,112	27,683
Trading account assets (including $97,370 and $92,123 pledged to creditors at September 30, 2016 and December 31, 2015, respectively)	263,352	249,956
Investments:
Available for sale (including $8,413 and $10,698 pledged to creditors as of September 30, 2016 and December 31, 2015, respectively)	308,117	299,136
Held to maturity (including $1,216 and $3,630 pledged to creditors as of September 30, 2016 and December 31, 2015, respectively)	38,588	36,215
Non-marketable equity securities (including $1,977 and $2,088 at fair value as of September 30, 2016 and December 31, 2015, respectively)	8,235	7,604
Total investments	$354,940	$342,955
Loans:
Consumer (including $31 and $34 as of September 30, 2016 and December 31, 2015, respectively, at fair value)	328,702	325,785
Corporate (including $3,939 and $4,971 as of September 30, 2016 and December 31, 2015, respectively, at fair value)	309,733	291,832
Loans, net of unearned income	$638,435	$617,617
Allowance for loan losses	(12,439)	(12,626)
Total loans, net	$625,996	$604,991
Goodwill	22,539	22,349
Intangible assets (other than MSRs)	5,358	3,721
Mortgage servicing rights (MSRs)	1,270	1,781
Other assets (including $6,460 and $6,121 as of September 30, 2016 and December 31, 2015, respectively, at fair value)	116,515	125,002
Total assets	$1,818,117	$1,731,210

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

	September 30,
	2016	December 31,
In millions of dollars	(Unaudited)	2015
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$262	$153
Trading account assets	585	583
Investments	5,057	5,263
Loans, net of unearned income
Consumer	52,837	58,772
Corporate	20,849	22,008
Loans, net of unearned income	$73,686	$80,780
Allowance for loan losses	(1,800)	(2,135)
Total loans, net	$71,886	$78,645
Other assets	166	150
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$77,956	$84,794
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2016	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2015
Liabilities
Non-interest-bearing deposits in U.S. offices	$141,899	$139,249
Interest-bearing deposits in U.S. offices (including $479 and $923 as of September 30, 2016 and December 31, 2015, respectively, at fair value)	288,094	280,234
Non-interest-bearing deposits in offices outside the U.S.	75,956	71,577
Interest-bearing deposits in offices outside the U.S. (including $941 and $667 as of September 30, 2016 and December 31, 2015, respectively, at fair value)	434,303	416,827
Total deposits	$940,252	$907,887
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $42,939 and $36,843 as of September 30, 2016 and December 31, 2015, respectively, at fair value)	153,124	146,496
Brokerage payables	61,921	53,722
Trading account liabilities	131,649	117,512
Short-term borrowings (including $2,599 and $1,207 as of September 30, 2016 and December 31, 2015, respectively, at fair value)	29,527	21,079
Long-term debt (including $27,535 and $25,293 as of September 30, 2016 and December 31, 2015, respectively, at fair value)	209,051	201,275
Other liabilities (including $2,369 and $1,624 as of September 30, 2016 and December 31, 2015, respectively, at fair value)	59,903	60,147
Total liabilities	$1,585,427	$1,508,118
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 770,120 as of September 30, 2016 and 668,720 as of December 31, 2015, at aggregate liquidation value	$19,253	$16,718
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,482,042 as of September 30, 2016 and December 31, 2015	31	31
Additional paid-in capital	107,875	108,288
Retained earnings	143,678	133,841
Treasury stock, at cost: September 30, 2016—249,751,794 shares and December 31, 2015—146,203,311 shares	(12,069)	(7,677)
Accumulated other comprehensive income (loss)	(27,193)	(29,344)
Total Citigroup stockholders’ equity	$231,575	$221,857
Noncontrolling interest	1,115	1,235
Total equity	$232,690	$223,092
Total liabilities and equity	$1,818,117	$1,731,210

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

	September 30,
	2016	December 31,
In millions of dollars	(Unaudited)	2015
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$11,205	$11,965
Long-term debt	24,780	31,273
Other liabilities	1,433	2,099
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$37,418	$45,337
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2016	2015
Preferred stock at aggregate liquidation value
Balance, beginning of period	$16,718	$10,468
Issuance of new preferred stock	2,535	4,750
Balance, end of period	$19,253	$15,218
Common stock and additional paid-in capital
Balance, beginning of period	$108,319	$108,010
Employee benefit plans	(371)	325
Preferred stock issuance expense	(37)	(19)
Other	(5)	(24)
Balance, end of period	$107,906	$108,292
Retained earnings
Balance, beginning of period	$133,841	$118,201
Adjustment to opening balance, net of taxes(1)(2)	15	(349)
Adjusted balance, beginning of period	$133,856	$117,852
Citigroup’s net income	11,339	13,907
Common dividends(3)	(760)	(334)
Preferred dividends	(757)	(504)
Tax benefit	—	—
Balance, end of period	$143,678	$130,921
Treasury stock, at cost
Balance, beginning of period	$(7,677)	$(2,929)
Employee benefit plans(4)	775	405
Treasury stock acquired(5)	(5,167)	(3,802)
Balance, end of period	$(12,069)	$(6,326)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(29,344)	$(23,216)
Adjustment to opening balance, net of taxes(1)	(15)	—
Adjusted balance, beginning of period	$(29,359)	$(23,216)
Net change in Citigroup’s Accumulated other comprehensive income (loss)	2,166	(4,041)
Balance, end of period	$(27,193)	$(27,257)
Total Citigroup common stockholders’ equity	$212,322	$205,630
Total Citigroup stockholders’ equity	$231,575	$220,848
Noncontrolling interests
Balance, beginning of period	$1,235	$1,511
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	(11)	—
Transactions between Citigroup and the noncontrolling-interest shareholders	(69)	(144)
Net income attributable to noncontrolling-interest shareholders	48	65
Dividends paid to noncontrolling-interest shareholders	(42)	(78)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(13)	(67)
Other	(33)	2
Net change in noncontrolling interests	$(120)	$(222)
Balance, end of period	$1,115	$1,289
Total equity	$232,690	$222,137

(1)	See Note 1 to the Consolidated Financial Statements for additional details.

(2)
Citi adopted ASU 2014-01 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Affordable Housing, in the first quarter of 2015 on a retrospective basis. This adjustment to opening Retained earnings represents the impact to periods prior to January 1, 2013 and is shown as an adjustment to the opening balance since 2015 is the earliest period presented in this statement. See Note 1 to the Consolidated Financial Statements in Citi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for additional information.

(3)
Common dividends declared were $0.05 per share in the first and second quarters and $0.16 per share in the third quarter of 2016 and $0.01 per share in the first quarter and $0.05 per share in the second and third quarters of 2015.

(4)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(5)	For the nine months ended September 30, 2016 and 2015, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2016	2015
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$11,387	$13,972
Net income attributable to noncontrolling interests	48	65
Citigroup’s net income	$11,339	$13,907
Loss from discontinued operations, net of taxes	(55)	(9)
Income from continuing operations—excluding noncontrolling interests	$11,394	$13,916
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Gains on significant disposals(1)	(422)	—
Depreciation and amortization	2,714	2,632
Provision for loan losses	5,022	4,852
Realized gains from sales of investments	(673)	(641)
Net impairment losses on investments, goodwill and intangible assets	616	231
Change in trading account assets	(13,396)	29,840
Change in trading account liabilities	14,137	(13,055)
Change in brokerage receivables net of brokerage payables	(230)	(2,079)
Change in loans held-for-sale (HFS)	3,958	(814)
Change in other assets	(2,009)	1,037
Change in other liabilities	1,398	1,999
Other, net	5,825	3,446
Total adjustments	$16,940	$27,448
Net cash provided by operating activities of continuing operations	$28,334	$41,364
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(20,374)	$(10,250)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(16,370)	10,875
Change in loans	(42,163)	(7,158)
Proceeds from sales and securitizations of loans	12,676	8,127
Purchases of investments	(155,804)	(195,421)
Proceeds from sales of investments(2)	99,172	113,953
Proceeds from maturities of investments	52,607	64,850
Proceeds from significant disposals(1)	265	—
Capital expenditures on premises and equipment and capitalized software	(2,092)	(2,472)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	467	471
Net cash used in investing activities of continuing operations	$(71,616)	$(17,025)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,517)	$(838)
Issuance of preferred stock	2,498	4,731
Treasury stock acquired	(5,167)	(3,800)
Stock tendered for payment of withholding taxes	(313)	(425)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	6,628	(4,834)
Issuance of long-term debt	43,464	35,678
Payments and redemptions of long-term debt	(40,461)	(33,637)
Change in deposits	32,365	4,911
Change in short-term borrowings	8,448	(35,756)

Net cash provided by (used in) financing activities of continuing operations	$45,945	$(33,970)
Effect of exchange rate changes on cash and cash equivalents	$(144)	$(751)
Change in cash and due from banks	$2,519	$(10,382)
Cash and due from banks at beginning of period	20,900	32,108
Cash and due from banks at end of period	$23,419	$21,726
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,855	$4,043
Cash paid during the period for interest	9,760	8,441
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	—	(9,063)
Decrease in investments associated with significant disposals reclassified to HFS	—	(1,402)
Decrease in goodwill associated with significant disposals reclassified to HFS	—	(216)
Decrease in deposits with banks with significant disposals reclassified to HFS	—	(404)
Transfers to loans HFS from loans	7,900	17,900
Transfers to OREO and other repossessed assets	138	225
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$—	$(6,179)

(1)    See Note 2 to the Consolidated Financial Statements for further information on significant disposals.
(2)    Proceeds for the nine months ended September 30, 2016 includes approximately $3.3 billion from the sale of Citi’s investment in China Guangfa Bank.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of September 30, 2016 and for the three- and nine- month periods ended September 30, 2016 and 2015 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including the historical audited consolidated financial statements of Citigroup reflecting the certain realignments and reclassifications set forth in Citigroup’s Current Report on Form 8-K filed with the SEC on June 17, 2016 (2015 Annual Report on Form 10-K), and Citigroup’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 (First Quarter of 2016 Form 10-Q) and June 30, 2016 (Second Quarter of 2016 Form 10-Q).
Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), but is not required for interim reporting purposes, has been condensed or omitted.
Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related footnote disclosures. While management uses its best judgment, actual results could differ from those estimates. Current market conditions increase the risk and complexity of the judgments in these estimates.
As noted above, the Notes to Consolidated Financial Statements are unaudited.
Throughout these Notes, “Citigroup,” “Citi” and the “Company” refer to Citigroup Inc. and its consolidated subsidiaries.
Certain reclassifications have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation.

ACCOUNTING CHANGES

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.
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
Citi early-adopted only the provisions of this ASU related to presentation of the change in fair value of liabilities for which the fair value option was elected related to changes in Citigroup’s own credit spreads in OCI effective January 1, 2016. Accordingly, beginning in the first quarter 2016, these amounts of are reflected as a component of Accumulated other comprehensive income (AOCI), whereas, these amounts were previously recognized in Citigroup’s revenues and net income. The impact of adopting this amendment resulted in a cumulative catch-up reclassification from retained earnings to AOCI of an accumulated after tax loss of approximately $15 million at January 1, 2016. Financial statements for periods prior to 2016 were not subject to restatement under the provisions of this ASU. For additional information, see Note 17, Note 20 and Note 21 to the Consolidated Financial Statements. The Company is evaluating the effect that the other provisions of ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Income Tax Impact of Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective on January 1, 2018 with early adoption permitted.  The Company is evaluating the effect that ASU 2016-16 will have on its Consolidated Financial Statements.

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

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2018. The ASU is not applicable to financial instruments and, therefore, is not expected to impact a majority of the Company’s revenue, including net interest income. The Company plans to adopt the new revenue recognition guidance in the first quarter of 2018. The Company does not expect a material change in timing of revenue recognition and is evaluating the effect that ASU 2014-09 will have on the presentation of its Consolidated Financial Statements and related disclosures and its adoption method.

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

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Discontinued Operations
The following sales are reported as Discontinued operations within the Corporate/Other segment.

Sale of Brazil Credicard Business
Citi sold its non-Citibank-branded cards and consumer finance business in Brazil (Credicard) in 2013. Residual costs and resolution of certain contingencies from the disposal resulted in income from Discontinued operations, net of taxes, of $0 million and $0 million for the three months ended September 30, 2016 and 2015, respectively, and $0 million and $6 million for the nine months ended September 30, 2016 and 2015, respectively.

Sale of Egg Banking plc Credit Card Business
Citi sold the Egg Banking plc credit card business in 2011. Residual costs from the disposal resulted in losses from Discontinued operations, net of taxes, of $24 million and $10 million for the three months ended September 30, 2016 and 2015, respectively, and $46 million and $16 million for the nine months ended September 30, 2016 and 2015, respectively.

Combined Results for Discontinued Operations
The following is summarized financial information for previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Total revenues, net of interest expense(1)	$—	$—	$—	$—
Income (loss) from discontinued operations	$(37)	$(15)	$(76)	$(14)
Provision (benefit) for income taxes	(7)	(5)	(21)	(5)
Income (loss), from discontinued operations, net of taxes	$(30)	$(10)	$(55)	$(9)

(1) Total revenues include gain or loss on sale, if applicable.

Cash flows for the Discontinued operations were not material for all periods presented.

Significant Disposals
The following sales completed during 2016 and 2015 were identified as significant disposals. The major classes of assets and liabilities derecognized from the Consolidated Balance Sheet at closing and the income related to each business until the disposal date are presented below.
Novation of the 80% Primerica Coinsurance Agreement
During the first quarter of 2016, Citi completed a novation (an arrangement that extinguishes Citi’s rights and obligations under a contract) of the Primerica 80% Coinsurance Agreement to a third-party re-insurer, resulting in revenue of $422 million recorded in Other revenue ($274 million after tax) during the first quarter of 2016. Furthermore, the novation resulted in derecognition of $1.5 billion of available for-sale securities and cash, $0.95 billion of deferred acquisition costs and $2.7 billion of insurance liabilities.
Income before taxes, excluding the revenue upon novation, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Income before taxes	$—	$33	$—	$103

Sale of OneMain Financial Business
During the fourth quarter of 2015, Citi sold OneMain Financial (OneMain), which was reported in Citi Holdings, including 1,100 retail branches, 5,500 employees, and approximately 1.3 million customer accounts. OneMain had approximately $10.2 billion of assets, including $7.8 billion of loans (net of allowance), and $1.4 billion of available-for-sale securities. OneMain also had $8.4 billion of liabilities, including $6.2 billion of long-term debt and $1.1 billion of short-term borrowings. The transaction generated a pretax gain on sale of $2.6 billion, recorded in Other revenue ($1.6 billion after-tax) during the fourth quarter of 2015. However, when combined with the loss on redemption of certain long-term debt supporting remaining Citi Holdings’ assets during the fourth quarter of 2015, the resulting net after-tax gain was $0.8 billion.
Income before taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Income before taxes	$—	$216	$—	$570

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the Global Consumer Banking (GCB), Institutional Clients Group (ICG), Corporate/Other and Citi Holdings business segments.
For additional information regarding Citigroup’s business segments, including certain reclassifications effective January 1, 2016, see Note 3 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
The following tables present information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions	2016	2015	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Global Consumer Banking	$8,227	$8,134	$690	$932	$1,288	$1,691	$412	$381
Institutional Clients Group	8,628	8,659	1,266	1,198	2,772	2,433	1,302	1,217
Corporate/Other	28	218	(183)	(314)	(247)	183	43	52
Total Citicorp	$16,883	$17,011	$1,773	$1,816	$3,813	$4,307	$1,757	$1,650
Citi Holdings	877	1,681	(40)	65	74	(1)	61	81
Total	$17,760	$18,692	$1,733	$1,881	$3,887	$4,306	$1,818	$1,731

	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)
	Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015	2016	2015
Global Consumer Banking	$23,730	$24,620	$2,017	$2,660	$3,842	$5,014
Institutional Clients Group	25,510	26,682	3,373	3,894	7,446	8,267
Corporate/Other	428	801	(530)	(871)	(365)	395
Total Citicorp	$49,668	$52,103	$4,860	$5,683	$10,923	$13,676
Citi Holdings	3,195	5,795	75	354	519	305
Total	$52,863	$57,898	$4,935	$6,037	$11,442	$13,981

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $8.5 billion and $8.3 billion; in EMEA of $2.6 billion and $2.4 billion; in Latin America of $2.3 billion and $2.6 billion; and in Asia of $3.5 billion and $3.5 billion for the three months ended September 30, 2016 and 2015, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S. Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $24.5 billion and $25.1 billion; in EMEA of $7.4 billion and $7.9 billion; in Latin America of $6.8 billion and $7.5 billion; and in Asia of $10.5 billion and $10.8 billion for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $1.8 billion and $1.3 billion; in the ICG results of $(90) million and $313 million; and in Citi Holdings results of $0.0 billion and $0.2 billion for the three months ended September 30, 2016 and 2015, respectively. Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $4.7 billion and $4.1 billion; in the ICG results of $382 million and $312 million; and in Citi Holdings results of $0.1 billion and $1.0 billion for the nine months ended September 30, 2016 and 2015, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Interest revenue
Loan interest, including fees	$10,229	$9,985	$29,739	$30,544
Deposits with banks	247	187	703	538
Federal funds sold and securities borrowed or purchased under agreements to resell	636	656	1,947	1,962
Investments, including dividends	1,887	1,727	5,679	5,194
Trading account assets(1)	1,433	1,498	4,399	4,517
Other interest(2)	221	661	709	1,432
Total interest revenue	$14,653	$14,714	$43,176	$44,187
Interest expense
Deposits(3)	$1,443	$1,215	$3,953	$3,828
Federal funds purchased and securities loaned or sold under agreements to repurchase	459	379	1,488	1,198
Trading account liabilities(1)	102	57	286	158
Short-term borrowings	90	159	300	436
Long-term debt	1,080	1,131	3,207	3,400
Total interest expense	$3,174	$2,941	$9,234	$9,020
Net interest revenue	$11,479	$11,773	$33,942	$35,167
Provision for loan losses	1,746	1,582	5,022	4,852
Net interest revenue after provision for loan losses	$9,733	$10,191	$28,920	$30,315

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)	During 2015, interest earned related to assets of significant disposals (primarily OneMain Financial) were reclassified into Other interest.

(3)
Includes deposit insurance fees and charges of $336 million and $264 million for the three months ended September 30, 2016 and 2015, respectively, and $838 million and $849 million for the nine months ended September 30, 2016 and 2015, respectively.

5.  COMMISSIONS AND FEES

The primary components of Citi’s Commissions and fees revenue are investment banking fees, trading-related fees, fees related to trade and securities services in ICG and credit card and bank card fees. For additional information regarding certain components of Commissions and fees revenue, see Note 5 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
The following table presents Commissions and fees revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Investment banking	$726	$692	$2,053	$2,590
Trading-related	519	566	1,664	1,816
Trade and securities services	384	428	1,176	1,311
Credit cards and bank cards	372	415	987	1,413
Corporate finance(1)	164	113	528	384
Other consumer(2)	173	160	497	522
Checking-related	140	128	360	374
Loan servicing	71	103	235	317
Other	95	127	332	369
Total commissions and fees	$2,644	$2,732	$7,832	$9,096

(1)	Consists primarily of fees earned from structuring and underwriting loan syndications.

(2)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

6. PRINCIPAL TRANSACTIONS
Citi’s Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. For additional information regarding Principal transactions revenue, see Note 6 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
The following table presents Principal transactions revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Global Consumer Banking	$163	$144	$473	$444
Institutional Clients Group	2,063	1,209	5,548	5,199
Corporate/Other	(37)	(26)	(183)	(265)
Subtotal Citicorp	$2,189	$1,327	$5,838	$5,378
Citi Holdings	49	—	56	93
Total Citigroup	$2,238	$1,327	$5,894	$5,471
Interest rate risks(1)	$1,282	$907	$3,229	$3,497
Foreign exchange risks(2)	466	432	1,481	1,236
Equity risks(3)	81	(183)	76	(254)
Commodity and other risks(4)	171	180	436	614
Credit products and risks(5)	238	(9)	672	378
Total	$2,238	$1,327	$5,894	$5,471

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

Net (Benefit) Expense
The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans, for Significant Plans and All Other Plans:

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Qualified plans
Benefits earned during the period	$1	$1	$39	$42	$—	$—	$1	$3
Interest cost on benefit obligation	126	143	70	77	6	8	24	25
Expected return on plan assets	(224)	(223)	(71)	(81)	(2)	—	(22)	(25)
Amortization of unrecognized
Prior service benefit	—	—	—	—	—	—	(1)	(3)
Net actuarial loss	43	31	19	17	—	—	8	10
Curtailment loss(1)	10	2	—	—	—	—	—	—
Settlement (gain)(1)	—	—	(2)	—	—	—	—	—
Net qualified plans (benefit) expense	$(44)	$(46)	$55	$55	$4	$8	$10	$10
Nonqualified plans expense	12	11	—	—	—	—	—	—
Total net (benefit) expense	$(32)	$(35)	$55	$55	$4	$8	$10	$10

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Qualified plans
Benefits earned during the period	$2	$3	$116	$129	$—	$—	$7	$10
Interest cost on benefit obligation	399	411	216	237	19	24	72	82
Expected return on plan assets	(660)	(668)	(217)	(248)	(7)	—	(65)	(81)
Amortization of unrecognized
Prior service benefit	—	(2)	(1)	—	—	—	(7)	(9)
Net actuarial loss (gain)	118	106	58	56	(1)	—	24	33
Curtailment loss (gain) (1)	10	12	(3)	—	—	—	—	—
Settlement loss(1)	—	—	2	—	—	—	—	—
Net qualified plans (benefit) expense	$(131)	$(138)	$171	$174	$11	$24	$31	$35
Nonqualified plans expense	31	33	—	—	—	—	—	—
Total net (benefit) expense	$(100)	$(105)	$171	$174	$11	$24	$31	$35

(1) Losses and gains due to curtailment and settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following tables summarize the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s Significant Plans:

	Nine months ended September 30, 2016
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$13,943	$6,534	$817	$1,291
Plans measured annually	—	(1,819)	—	(282)
Projected benefit obligation at beginning of year—Significant Plans	$13,943	$4,715	$817	$1,009
First quarter activity	574	199	22	30
Second quarter activity	395	94	(106)	(32)
Projected benefit obligation at June 30, 2016—Significant Plans	$14,912	$5,008	$733	$1,007
Benefits earned during the period	1	25	—	2
Interest cost on benefit obligation	132	57	6	20
Actuarial loss (gain)	76	354	(2)	(6)
Benefits paid, net of participants’ contributions	(191)	(76)	(8)	(12)
Curtailment loss(1)	10	—	—	—
Foreign exchange impact and other	(123)	(104)	—	(47)
Projected benefit obligation at period end—Significant Plans	$14,817	$5,264	$729	$964

(1) Losses due to curtailment relate to repositioning activities.

	Nine months ended September 30, 2016
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$12,137	$6,104	$166	$1,133
Plans measured annually	—	(1,175)	—	(8)
Plan assets at fair value at beginning of year—Significant Plans	$12,137	$4,929	$166	$1,125
First quarter activity	(72)	233	$—	39
Second quarter activity	190	101	$(21)	(56)
Plan assets at fair value at June 30, 2016—Significant Plans	$12,255	$5,263	$145	$1,108
Actual return on plan assets	235	370	8	61
Company contributions, net of reimbursements	513	12	(7)	—
Plan participants’ contributions	—	1	—	—
Benefits paid, net of government subsidy	(191)	(76)	(8)	(12)
Foreign exchange impact and other	(125)	(157)	—	(53)
Plan assets at fair value at period end—Significant Plans	$12,687	$5,413	$138	$1,104

Funded status of the Significant plans
Qualified plans(1)	$(1,387)	$150	$(591)	$140
Nonqualified plans	(743)	—	—	—
Funded status of the plans at period end—Significant Plans	$(2,130)	$150	$(591)	$140

Net amount recognized
Benefit asset	$—	$728	$—	$140
Benefit liability	(2,130)	(578)	(591)	—
Net amount recognized on the balance sheet—Significant Plans	$(2,130)	$150	$(591)	$140

Amounts recognized in AOCI
Prior service benefit	—	38	—	93
Net actuarial gain (loss)	(7,341)	(991)	70	(383)
Net amount recognized in equity (pretax)—Significant Plans	$(7,341)	$(953)	$70	$(290)

Accumulated benefit obligation at period end—Significant Plans	$14,810	$4,935	$729	$964

(1)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2016 and no minimum required funding is expected for 2016.

The following table shows the change in AOCI related to the Company’s Significant Plans and All Other Plans:

In millions of dollars	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Beginning of period balance, net of tax(1)(2)	$(5,608)	$(5,116)
Actuarial assumptions changes and plan experience	(415)	(1,962)
Net asset gain due to difference between actual and expected returns	367	1,038
Net amortization	64	179
Prior service cost	—	33
Curtailment/settlement gain(3)	(2)	(2)
Foreign exchange impact and other	(3)	(33)
Change in deferred taxes, net	1	267
Change, net of tax	$12	$(480)
End of period balance, net of tax(1)(2)	$(5,596)	$(5,596)

(1)	See Note 17 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Gains due to curtailment and settlement relate to repositioning and divestiture activities.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net benefit (expense) assumed discount rates during the period	Three Months Ended
	Sept. 30, 2016	Jun. 30, 2016
U.S. plans
Qualified pension	3.65%	3.95%
Nonqualified pension	3.55	3.90
Postretirement	3.40	3.75
Non-U.S. plans
Pension	0.20 - 11.85	0.35 to 12.30
Weighted average	4.80	5.14
Postretirement	8.20	8.45

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
U.S. plans
Qualified pension	3.55%	3.65%	3.95%
Nonqualified pension	3.45	3.55	3.90
Postretirement	3.30	3.40	3.75
Non-U.S. plans
Pension	0.20-11.55	0.20-11.85	0.35 to 12.30
Weighted average	4.42	4.80	5.14
Postretirement	8.25	8.20	8.45

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended September 30, 2016
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$9	$(13)
Non-U.S. plans	(6)	6
Postretirement
U.S. plans	$—	$(1)
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first nine months of 2016. The Company made a discretionary contribution of $500 million to the U.S. qualified defined benefit plan during the third quarter of 2016.

The following table summarizes the Company’s actual contributions for the nine months ended September 30, 2016 and 2015, as well as estimated expected Company contributions for the remainder of 2016 and the actual contributions made in the fourth quarter of 2015:

	Pension plans				Postretirement plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Company contributions(2) for the nine months ended September 30	$541	$33	$48	$85	$4	$217	$4	$7
Company contributions made or expected to be made during the remainder of the year	12	19	29	49	—	18	3	2

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:
.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
U.S. plans	$88	$94	$281	$295
Non-U.S. plans	67	67	207	212

Postemployment Plans
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Service related expense
Interest cost on benefit obligation	$—	$1	$2	$3
Amortization of unrecognized
Prior service benefit	(7)	(8)	(23)	(23)
Net actuarial loss	1	3	3	9
Total service-related benefit	$(6)	$(4)	$(18)	$(11)
Non-service-related expense	$10	$9	$23	$15
Total net expense	$4	$5	$5	$4

9.     EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per-share amounts	2016	2015	2016	2015
Income from continuing operations before attribution of noncontrolling interests	$3,887	$4,306	$11,442	$13,981
Less: Noncontrolling interests from continuing operations	17	5	48	65
Net income from continuing operations (for EPS purposes)	$3,870	$4,301	$11,394	$13,916
Income (loss) from discontinued operations, net of taxes	(30)	(10)	(55)	(9)
Citigroup's net income	$3,840	$4,291	$11,339	$13,907
Less: Preferred dividends(1)	225	174	757	504
Net income available to common shareholders	$3,615	$4,117	$10,582	$13,403
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	53	56	145	182
Net income allocated to common shareholders for basic EPS	$3,562	$4,061	$10,437	$13,221
Net income allocated to common shareholders for diluted EPS	$3,562	$4,061	$10,437	$13,221
Weighted-average common shares outstanding applicable to basic EPS	2,879.9	2,993.3	2,912.9	3,015.8
Effect of dilutive securities(2)
Options(3)	0.1	3.4	0.1	4.4
Other employee plans	0.1	0.2	0.1	0.2
Adjusted weighted-average common shares outstanding applicable to diluted EPS(4)	2,880.1	2,996.9	2,913.0	3,020.4
Basic earnings per share(5)
Income from continuing operations	$1.25	$1.36	$3.60	$4.39
Discontinued operations	(0.01)	—	(0.02)	—
Net income	$1.24	$1.36	$3.58	$4.38
Diluted earnings per share(5)
Income from continuing operations	$1.25	$1.36	$3.60	$4.38
Discontinued operations	(0.01)	—	(0.02)	—
Net income	$1.24	$1.35	$3.58	$4.38

(1)
During the third quarter of 2016, Citi distributed $225 million in dividends on its outstanding preferred stock. As of September 30, 2016, Citi estimates it will distribute preferred dividends of approximately $320 million during the remainder of 2016, in each case assuming such dividends are declared by the Citi Board of Directors.

(2)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $106.10 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in the three and nine months ended September 30, 2016 and 2015 because they were anti-dilutive.

(3)
During the third quarters of 2016 and 2015, weighted-average options to purchase 3.6 million and 0.9 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $85.92 and $201.01 per share, respectively, were anti-dilutive.

(4)	Due to rounding, common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to common shares outstanding applicable to diluted EPS.

(5)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 11 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2016	December 31, 2015
Federal funds sold	$41	$25
Securities purchased under agreements to resell	135,967	119,777
Deposits paid for securities borrowed	100,037	99,873
Total	$236,045	$219,675
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2016	December 31, 2015
Federal funds purchased	$372	$189
Securities sold under agreements to repurchase	135,907	131,650
Deposits received for securities loaned	16,845	14,657
Total	$153,124	$146,496
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
A substantial portion of the resale and repurchase agreements is recorded at fair value, as described in Notes 20 and 21 to the Consolidated Financial Statements. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.
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

The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC-210-20-45. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC-210-20-45 but would be eligible for offsetting to the extent that an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of September 30, 2016
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$194,788	$58,821	$135,967	$105,941	$30,026
Deposits paid for securities borrowed	100,037	—	100,037	15,835	84,202
Total	$294,825	$58,821	$236,004	$121,776	$114,228

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$194,728	$58,821	$135,907	$65,748	$70,159
Deposits received for securities loaned	16,845	—	16,845	2,871	13,974
Total	$211,573	$58,821	$152,752	$68,619	$84,133

	As of December 31, 2015
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$176,167	$56,390	$119,777	$92,039	$27,738
Deposits paid for securities borrowed	99,873	—	99,873	16,619	83,254
Total	$276,040	$56,390	$219,650	$108,658	$110,992

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$188,040	$56,390	$131,650	$60,641	$71,009
Deposits received for securities loaned	14,657	—	14,657	3,226	11,431
Total	$202,697	$56,390	$146,307	$63,867	$82,440

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See tables above.

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

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity:

	As of September 30, 2016
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$98,771	$53,335	$19,329	$23,293	$194,728
Deposits received for securities loaned	10,805	2,964	1,114	1,962	16,845
Total	$109,576	$56,299	$20,443	$25,255	$211,573

	As of December 31, 2015
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$89,732	$54,336	$21,541	$22,431	$188,040
Deposits received for securities loaned	9,096	1,823	2,324	1,414	14,657
Total	$98,828	$56,159	$23,865	$23,845	$202,697

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral:

	As of September 30, 2016
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency	$73,237	$349	$73,586
State and municipal	381	—	381
Foreign government	63,382	958	64,340
Corporate bonds	18,638	725	19,363
Equity securities	10,707	14,171	24,878
Mortgage-backed securities	19,459	—	19,459
Asset-backed securities	4,998	—	4,998
Other	3,926	642	4,568
Total	$194,728	$16,845	$211,573

	As of December 31, 2015
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency	$67,005	$—	$67,005
State and municipal	403	—	403
Foreign government	66,633	789	67,422
Corporate bonds	15,355	1,085	16,440
Equity securities	10,297	12,484	22,781
Mortgage-backed securities	19,913	—	19,913
Asset-backed securities	4,572	—	4,572
Other	3,862	299	4,161
Total	$188,040	$14,657	$202,697

11. BROKERAGE RECEIVABLES AND BROKERAGE
PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business. For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	September 30, 2016	December 31, 2015
Receivables from customers	$11,004	$10,435
Receivables from brokers, dealers, and clearing organizations	25,108	17,248
Total brokerage receivables(1)	$36,112	$27,683
Payables to customers	$42,619	$35,653
Payables to brokers, dealers, and clearing organizations	19,302	18,069
Total brokerage payables(1)	$61,921	$53,722

(1)	Brokerage receivables and payables are accounted for in accordance with the AICPA Audit and Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

12.   INVESTMENTS

For additional information regarding Citi’s investments portfolios, including evaluating investments for other-than-temporary impairment, see Note 14 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.

Overview
The following table presents Citi’s investments by category:

	September 30, 2016	December 31, 2015
In millions of dollars
Securities available-for-sale (AFS)	$308,117	$299,136
Debt securities held-to-maturity (HTM)(1)	38,588	36,215
Non-marketable equity securities carried at fair value(2)	1,977	2,088
Non-marketable equity securities carried at cost(3)	6,258	5,516
Total investments	$354,940	$342,955

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Taxable interest	$1,741	$1,596	$5,219	$4,773
Interest exempt from U.S. federal income tax	111	44	345	116
Dividend income	35	87	115	305
Total interest and dividend income	$1,887	$1,727	$5,679	$5,194

The following table presents realized gains and losses on the sale of investments, which excludes losses from other-than-temporary impairment (OTTI):

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Gross realized investment gains	$483	$213	$1,105	$926
Gross realized investment losses	(196)	(62)	(432)	(285)
Net realized gains on sale of investments	$287	$151	$673	$641

Securities Available-for-Sale
The amortized cost and fair value of AFS securities were as follows:

	September 30, 2016				December 31, 2015
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$42,465	$808	$71	$43,202	$39,584	$367	$237	$39,714
Prime	5	—	—	5	2	—	—	2
Alt-A	45	5	—	50	50	5	—	55
Non-U.S. residential	4,437	19	10	4,446	5,909	31	11	5,929
Commercial	351	4	1	354	573	2	4	571
Total mortgage-backed securities	$47,303	$836	$82	$48,057	$46,118	$405	$252	$46,271
U.S. Treasury and federal agency securities
U.S. Treasury	$108,857	$1,979	$33	$110,803	$113,096	$254	$515	$112,835
Agency obligations	10,801	108	6	10,903	10,095	22	37	10,080
Total U.S. Treasury and federal agency securities	$119,658	$2,087	$39	$121,706	$123,191	$276	$552	$122,915
State and municipal	$11,703	$201	$713	$11,191	$12,099	$132	$772	$11,459
Foreign government	97,633	708	201	98,140	88,751	402	479	88,674
Corporate	18,982	230	132	19,080	19,492	129	291	19,330
Asset-backed securities(1)	7,452	6	32	7,426	9,261	5	92	9,174
Other debt securities	1,192	—	—	1,192	688	—	—	688
Total debt securities AFS	$303,923	$4,068	$1,199	$306,792	$299,600	$1,349	$2,438	$298,511
Marketable equity securities AFS	$1,309	$18	$2	$1,325	$602	$26	$3	$625
Total securities AFS	$305,232	$4,086	$1,201	$308,117	$300,202	$1,375	$2,441	$299,136

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

The following shows the fair value of AFS securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2016
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2,325	$10	$1,925	$61	$4,250	$71
Non-U.S. residential	45	—	1,899	10	1,944	10
Commercial	38	—	44	1	82	1
Total mortgage-backed securities	$2,408	$10	$3,868	$72	$6,276	$82
U.S. Treasury and federal agency securities
U.S. Treasury	$7,895	$33	$175	$—	$8,070	$33
Agency obligations	1,450	3	131	3	1,581	6
Total U.S. Treasury and federal agency securities	$9,345	$36	$306	$3	$9,651	$39
State and municipal	$302	$14	$3,632	$699	$3,934	$713
Foreign government	23,678	116	8,230	85	31,908	201
Corporate	2,625	84	1,831	48	4,456	132
Asset-backed securities	522	—	4,917	32	5,439	32
Other debt securities	25	—	—	—	25	—
Marketable equity securities AFS	12	2	13	—	25	2
Total securities AFS	$38,917	$262	$22,797	$939	$61,714	$1,201
December 31, 2015
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,816	$141	$2,618	$96	$20,434	$237
Prime	—	—	1	—	1	—
Non-U.S. residential	2,217	7	825	4	3,042	11
Commercial	291	3	55	1	346	4
Total mortgage-backed securities	$20,324	$151	$3,499	$101	$23,823	$252
U.S. Treasury and federal agency securities
U.S. Treasury	$59,384	$505	$1,204	$10	$60,588	$515
Agency obligations	6,716	30	196	7	6,912	37
Total U.S. Treasury and federal agency securities	$66,100	$535	$1,400	$17	$67,500	$552
State and municipal	$635	$26	$4,450	$746	$5,085	$772
Foreign government	34,053	371	4,021	108	38,074	479
Corporate	7,024	190	1,919	101	8,943	291
Asset-backed securities	5,311	58	2,247	34	7,558	92
Other debt securities	27	—	—	—	27	—
Marketable equity securities AFS	132	3	1	—	133	3
Total securities AFS	$133,606	$1,334	$17,537	$1,107	$151,143	$2,441

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	September 30, 2016		December 31, 2015
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$176	$176	$114	$114
After 1 but within 5 years	843	850	1,408	1,411
After 5 but within 10 years	2,246	2,300	1,750	1,751
After 10 years(2)	44,038	44,731	42,846	42,995
Total	$47,303	$48,057	$46,118	$46,271
U.S. Treasury and federal agency securities
Due within 1 year	$3,020	$3,022	$3,016	$3,014
After 1 but within 5 years	104,323	105,934	107,034	106,878
After 5 but within 10 years	12,217	12,655	12,786	12,684
After 10 years(2)	98	95	355	339
Total	$119,658	$121,706	$123,191	$122,915
State and municipal
Due within 1 year	$2,157	$2,155	$3,289	$3,287
After 1 but within 5 years	2,685	2,693	1,781	1,781
After 5 but within 10 years	459	469	502	516
After 10 years(2)	6,402	5,874	6,527	5,875
Total	$11,703	$11,191	$12,099	$11,459
Foreign government
Due within 1 year	$28,878	$28,898	$25,898	$25,905
After 1 but within 5 years	53,253	53,089	43,514	43,464
After 5 but within 10 years	12,952	13,479	17,013	16,968
After 10 years(2)	2,550	2,674	2,326	2,337
Total	$97,633	$98,140	$88,751	$88,674
All other(3)
Due within 1 year	$3,065	$3,068	$2,354	$2,355
After 1 but within 5 years	13,637	13,758	14,035	14,054
After 5 but within 10 years	7,833	7,818	9,789	9,593
After 10 years(2)	3,091	3,054	3,263	3,190
Total	$27,626	$27,698	$29,441	$29,192
Total debt securities AFS	$303,923	$306,792	$299,600	$298,511

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
September 30, 2016
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$16,888	$125	$17,013	$414	$(3)	$17,424
Prime	41	(8)	33	3	—	36
Alt-A	343	(28)	315	85	(1)	399
Subprime	—	—	—	—	—	—
Non-U.S. residential	2,058	(53)	2,005	45	(6)	2,044
Total mortgage-backed securities	$19,330	$36	$19,366	$547	$(10)	$19,903
State and municipal	$8,304	$(380)	$7,924	$402	$(77)	$8,249
Foreign government	2,120	—	2,120	—	(9)	2,111
Asset-backed securities(3)	9,184	(6)	9,178	25	(10)	9,193
Total debt securities held-to-maturity	$38,938	$(350)	$38,588	$974	$(106)	$39,456
December 31, 2015
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$17,648	$138	$17,786	$71	$(100)	$17,757
Prime	121	(78)	43	3	(1)	45
Alt-A	433	(1)	432	259	(162)	529
Subprime	2	—	2	13	—	15
Non-U.S. residential	1,330	(60)	1,270	37	—	1,307
Total mortgage-backed securities	$19,534	$(1)	$19,533	$383	$(263)	$19,653
State and municipal	$8,581	$(438)	$8,143	$245	$(87)	$8,301
Foreign government	4,068	—	4,068	28	(3)	4,093
Asset-backed securities(3)	4,485	(14)	4,471	34	(41)	4,464
Total debt securities held-to-maturity	$36,668	$(453)	$36,215	$690	$(394)	$36,511

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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
September 30, 2016
Debt securities held-to-maturity
Mortgage-backed securities	$695	$3	$553	$7	$1,248	$10
State and municipal	365	4	1,435	73	1,800	77
Foreign government	1,853	9	—	—	1,853	9
Asset-backed securities	10	1	2,213	9	2,223	10
Total debt securities held-to-maturity	$2,923	$17	$4,201	$89	$7,124	$106
December 31, 2015
Debt securities held-to-maturity
Mortgage-backed securities	$935	$1	$10,301	$262	$11,236	$263
State and municipal	881	20	1,826	67	2,707	87
Foreign government	180	3	—	—	180	3
Asset-backed securities	132	13	3,232	28	3,364	41
Total debt securities held-to-maturity	$2,128	$37	$15,359	$357	$17,487	$394
Note: Excluded from the gross unrecognized losses presented in the above table are $(350) million and $(453) million of net unrealized losses recorded in AOCI as of September 30, 2016 and December 31, 2015, respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at September 30, 2016 and December 31, 2015.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	September 30, 2016		December 31, 2015
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	766	788	172	172
After 5 but within 10 years	57	59	660	663
After 10 years(1)	18,543	19,056	18,701	18,818
Total	$19,366	$19,903	$19,533	$19,653
State and municipal
Due within 1 year	$535	$534	$309	$305
After 1 but within 5 years	139	140	336	335
After 5 but within 10 years	234	247	262	270
After 10 years(1)	7,016	7,328	7,236	7,391
Total	$7,924	$8,249	$8,143	$8,301
Foreign government
Due within 1 year	$1,571	$1,572	$—	$—
After 1 but within 5 years	549	539	4,068	4,093
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$2,120	$2,111	$4,068	$4,093
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	508	508	—	—
After 10 years(1)	8,670	8,685	4,471	4,464
Total	$9,178	$9,193	$4,471	$4,464
Total debt securities held-to-maturity	$38,588	$39,456	$36,215	$36,511

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Recognition and Measurement of OTTI
The following tables present total OTTI recognized in earnings:

OTTI on Investments and Other Assets	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)(2)	HTM	Other Assets(3)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—	$3	$1	$—	$4
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$3	$1	$—	$4
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise and FX losses	20	12	—	32	243	36	332	611
Total impairment losses recognized in earnings	$20	$12	$—	$32	$246	$37	$332	$615

(1)	Includes OTTI on non-marketable equity securities.

(2)	Includes a $160 million impairment related to AFS securities affected by changes in the Venezuela exchange rate during the nine months ended September 30, 2016.

(3)	The impairment charge is related to the carrying value of an equity investment.

OTTI on Investments and Other Assets	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$1	$—	$—	$1	$1	$—	$—	$1
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$1	$—	$—	$1	$1	$—	$—	$1
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise and FX losses	64	14	1	79	152	36	6	194
Total impairment losses recognized in earnings	$65	$14	$1	$80	$153	$36	$6	$195

(1)	Includes OTTI on non-marketable equity securities.

The following are three-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Jun. 30, 2016 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	September 30, 2016 balance
AFS debt securities
Mortgage-backed securities	$294	$—	$—	$—	$294
State and municipal	—	—	—	—	—
Foreign government securities	170	—	—	(5)	165
Corporate	110	—	—	(1)	109
All other debt securities	144	—	—	(20)	124
Total OTTI credit losses recognized for AFS debt securities	$718	$—	$—	$(26)	$692
HTM debt securities
Mortgage-backed securities(1)	$532	$—	$—	$(2)	$530
State and municipal	1	—	—	—	1
All other debt securities	131	—	—	—	131
Total OTTI credit losses recognized for HTM debt securities	$664	$—	$—	$(2)	$662

(1)	Primarily consists of Alt-A securities.

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Jun. 30, 2015 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Sep. 30, 2015 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
State and municipal	—	—	—	—	—
Foreign government securities	170	—	—	—	170
Corporate	112	1	—	—	113
All other debt securities	149	—	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$726	$1	$—	$—	$727
HTM debt securities
Mortgage-backed securities(1)	$650	$—	$—	$(30)	$620
All other debt securities	133	—	—	(1)	132
Total OTTI credit losses recognized for HTM debt securities	$783	$—	$—	$(31)	$752

(1)	Primarily consists of Alt-A securities.

The following are nine-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2015 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	September 30, 2016 balance
AFS debt securities
Mortgage-backed securities	$294	$1	$—	$(1)	$294
State and municipal	8	—	—	(8)	—
Foreign government securities	170	—	—	(5)	165
Corporate	112	1	2	(6)	109
All other debt securities	148	—	—	(24)	124
Total OTTI credit losses recognized for AFS debt securities	$732	$2	$2	$(44)	$692
HTM debt securities
Mortgage-backed securities(1)	$556	$—	$—	$(26)	$530
State and municipal	—	1	—	—	1
All other debt securities	132	—	—	(1)	131
Total OTTI credit losses recognized for HTM debt securities	$688	$1	$—	$(27)	$662

(1)	Primarily consists of Alt-A securities.

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2014 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	September 30, 2015 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
State and municipal	—	—	—	—	—
Foreign government securities	171	—	—	(1)	170
Corporate	118	1	—	(6)	113
All other debt securities	149	—	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$733	$1	$—	$(7)	$727
HTM debt securities
Mortgage-backed securities(1)	$670	$—	$—	$(50)	$620
All other debt securities	133	—	—	(1)	132
Total OTTI credit losses recognized for HTM debt securities	$803	$—	$—	$(51)	$752

(1)	Primarily consists of Alt-A securities.

Investments in Alternative Investment Funds That Calculate Net Asset Value per Share
The Company holds investments in certain alternative investment funds that calculate net asset value (NAV), including hedge funds, private equity funds, funds of funds and real estate funds. Investments in such funds are generally classified as nonmarketable equity securities carried at fair value. The fair values of these investments are estimated using the NAV of the Company’s ownership interest in the funds. These investments include co-investments in funds that are managed by the Company and investments in funds that are managed by third parties. Some of these investments are in “covered funds” for purposes of the Volcker Rule, which prohibits certain proprietary investment activities and limits the ownership of, and relationships with, covered funds. The deadline for compliance with the Volcker Rule is July 2017, by which date Citi is required to sell those of its investments in covered funds prohibited by the rule. Subject to market demand, the Company may receive value that is lower than the reported NAV for these investments.

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Hedge funds	$3	$3	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	675	762	129	173	—	—
Real estate funds (2)(3)	69	130	22	21	—	—
Total(4)	$747	$895	$151	$194	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

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

(3)	Includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia.

(4)	The fair value of investments above is based on NAVs provided by third-party asset managers.

13.   LOANS

Citigroup loans are reported in two categories—consumer and corporate. These categories are classified primarily according to the segment and subsegment that manage the loans. For additional information regarding Citi’s consumer and corporate loans, including related accounting policies, see Note 15 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB in Citicorp and in Citi Holdings. The following table provides Citi’s consumer loans by loan type:

In millions of dollars	September 30, 2016	December 31, 2015
In U.S. offices
Mortgage and real estate(1)	$75,057	$80,281
Installment, revolving credit, and other	3,465	3,480
Cards(2)	124,637	112,800
Commercial and industrial	6,989	6,407
	$210,148	$202,968
In offices outside the U.S.
Mortgage and real estate(1)	$45,751	$47,062
Installment, revolving credit, and other	28,217	29,480
Cards	25,833	27,342
Commercial and industrial	17,828	17,741
Lease financing	113	362
	$117,742	$121,987
Total consumer loans	$327,890	$324,955
Net unearned income	$812	830
Consumer loans, net of unearned income	$328,702	$325,785

(1)	Loans secured primarily by real estate.

(2)	September 30, 2016 balance includes loans related to the acquisition of the Costco U.S. co-branded credit card portfolio, completed on June 17, 2016 in addition to subsequent activity.

During the three and nine months ended September 30, 2016 and 2015, the Company sold and/or reclassified to held-for-sale $1.3 billion and $6.0 billion, and $1.5 billion and $16.3 billion respectively, of consumer loans.

Consumer Loan Delinquency and Non-Accrual Details at September 30, 2016

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$52,266	$564	$336	$1,499	$54,665	$1,225	$1,267
Home equity loans(5)	19,324	261	434	—	20,019	728	—
Credit cards	122,592	1,460	1,271	—	125,323	—	1,271
Installment and other	4,647	64	38	—	4,749	69	—
Commercial banking loans	8,627	23	141	—	8,791	407	12
Total	$207,456	$2,372	$2,220	$1,499	$213,547	$2,429	$2,550
In offices outside North America
Residential first mortgages	$38,433	$244	$158	$—	$38,835	$392	$—
Credit cards	24,270	438	391	—	25,099	258	260
Installment and other	25,632	334	140	—	26,106	314	—
Commercial banking loans	24,981	13	117	—	25,111	158	—
Total	$113,316	$1,029	$806	$—	$115,151	$1,122	$260
Total GCB and Citi Holdings consumer	$320,772	$3,401	$3,026	$1,499	$328,698	$3,551	$2,810
Other(6)	4	—	—	—	4	1	—
Total Citigroup	$320,776	$3,401	$3,026	$1,499	$328,702	$3,552	$2,810

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $31 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $1.3 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(6)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2015

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$53,146	$846	$564	$2,318	$56,874	$1,216	$1,997
Home equity loans(5)	22,335	136	277	—	22,748	1,017	—
Credit cards	110,814	1,296	1,243	—	113,353	—	1,243
Installment and other	4,576	80	33	—	4,689	56	2
Commercial banking loans	8,241	16	61	—	8,318	222	17
Total	$199,112	$2,374	$2,178	$2,318	$205,982	$2,511	$3,259
In offices outside North America
Residential first mortgages	$39,551	$240	$175	$—	$39,966	$388	$—
Credit cards	25,698	477	442	—	26,617	261	278
Installment and other	27,664	317	220	—	28,201	226	—
Commercial banking loans	24,764	46	31	—	24,841	247	—
Total	$117,677	$1,080	$868	$—	$119,625	$1,122	$278
Total GCB and Citi Holdings	$316,789	$3,454	$3,046	$2,318	$325,607	$3,633	$3,537
Other(6)	164	7	7	—	178	25	—
Total Citigroup	$316,953	$3,461	$3,053	$2,318	$325,785	$3,658	$3,537

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $34 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.3 billion and 90 days or more past due of $2.0 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(6)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Credit Scores (FICO)
The following tables provide details on the FICO scores for Citi’s U.S. consumer loan portfolio (commercial banking loans are excluded since they are business based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	September 30, 2016
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$2,817	$2,615	$45,203
Home equity loans	1,751	1,502	15,600
Credit cards	7,660	10,484	103,781
Installment and other	326	269	2,649
Total	$12,554	$14,870	$167,233

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2015
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$3,483	$3,036	$45,047
Home equity loans	2,067	1,782	17,837
Credit cards	7,341	10,072	93,194
Installment and other	337	270	2,662
Total	$13,228	$15,160	$158,740

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value (LTV) Ratios
The following tables provide details on the LTV ratios (loan balance divided by appraised value) for Citi’s U.S. consumer mortgage portfolios. LTV ratios are updated monthly using the most recent Core Logic Home Price Index data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Federal Housing Finance Agency indices.

LTV distribution in U.S. portfolio(1)(2)	September 30, 2016
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$47,092	$3,299	$315
Home equity loans	13,358	3,974	1,425
Total	$60,450	$7,273	$1,740

LTV distribution in U.S. portfolio(1)(2)	December 31, 2015
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$46,559	$4,478	$626
Home equity loans	13,904	5,147	2,527
Total	$60,463	$9,625	$3,153

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three months ended September 30,		Nine months ended September 30,
	Balance at September 30, 2016				2016	2015	2016	2015
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value (4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$4,314	$4,752	$578	$5,195	$31	$107	$135	$359
Home equity loans	1,311	1,830	200	1,351	8	16	26	50
Credit cards	1,830	1,865	580	1,882	42	47	122	135
Installment and other
Individual installment and other	480	516	236	478	8	8	22	47
Commercial banking loans	589	918	113	498	7	4	11	10
Total	$8,524	$9,881	$1,707	$9,404	$96	$182	$316	$601

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,068 million of residential first mortgages, $416 million of home equity loans and $98 million of commercial market loans do not have a specific allowance.
(3) Included in the Allowance for loan losses.
(4) Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.

	Balance, December 31, 2015
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$6,038	$6,610	$739	$8,932
Home equity loans	1,399	1,972	406	1,778
Credit cards	1,950	1,986	604	2,079
Installment and other
Individual installment and other	464	519	197	449
Commercial banking loans	341	572	100	361
Total	$10,192	$11,659	$2,046	$13,599

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,151 million of residential first mortgages, $459 million of home equity loans and $86 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings

	At and for the three months ended September 30, 2016
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,165	$165	$1	$—	$1	1%
Home equity loans	1,117	61	—	—	—	2
Credit cards	51,260	199	—	—	—	18
Installment and other revolving	1,421	12	—	—	—	14
Commercial markets(6)	30	36	—	—	—	—
Total(8)	54,993	$473	$1	$—	$1
International
Residential first mortgages	973	24	—	—	—	—%
Credit cards	28,530	94	—	—	2	12
Installment and other revolving	12,283	69	—	—	2	8
Commercial markets(6)	44	39	—	—	—	—
Total(8)	41,830	$226	$—	$—	$4

	At and for the three months ended September 30, 2015
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	2,282	$305	$2	$1	$7	1%
Home equity loans	1,021	36	—	—	—	2
Credit cards	44,972	186	—	—	—	16
Installment and other revolving	1,035	9	—	—	—	13
Commercial markets(6)	89	10	—	—	—	—
Total(8)	49,399	$546	$2	$1	$7
International
Residential first mortgages	1,322	30	—	—	—	—%
Credit cards	32,774	87	—	—	2	13
Installment and other revolving	19,283	76	—	—	1	5
Commercial markets(6)	37	11	—	—	—	—
Total(8)	53,416	$204	$—	$—	$3

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $17 million of residential first mortgages and $5 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2016. These amounts include $11 million of residential first mortgages and $5 million of home equity loans that were newly classified as TDRs in the three months ended September 30, 2016, based on previously received OCC guidance.

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
(7) Post-modification balances in North America include $54 million of residential first mortgages and $17 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2015. These amounts include $34 million of residential first mortgages and $14 million of home equity loans that were newly classified as TDRs in the three months ended September 30, 2015, based on previously received OCC guidance.
(8) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

	At and for the nine months ended September 30, 2016
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	3,979	$582	$4	$—	$3	1%
Home equity loans	2,789	121	1	—	—	2
Credit cards	143,161	552	—	—	—	17
Installment and other revolving	4,187	35	—	—	—	14
Commercial banking(6)	94	47	—	—	—	—
Total(8)	154,210	$1,337	$5	$—	$3
International
Residential first mortgages	2,005	$62	$—	$—	$—	—%
Credit cards	109,365	307	—	—	7	12
Installment and other revolving	45,125	208	—	—	6	7
Commercial banking(6)	117	90	—	—	—	—
Total(8)	156,612	$667	$—	$—	$13

	At and for the nine months ended September 30, 2015
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	8,084	$1,078	$7	$3	$23	1%
Home equity loans	3,571	126	1	—	3	2
Credit cards	140,130	582	—	—	—	16
Installment and other revolving	3,111	27	—	—	—	13
Commercial banking(6)	245	39	—	—	—	—
Total(8)	155,141	$1,852	$8	$3	$26
International
Residential first mortgages	2,963	$80	$—	$—	$—	—%
Credit cards	110,792	288	—	—	5	13
Installment and other revolving	48,397	207	—	—	5	5
Commercial banking(6)	163	61	—	—	—	1
Total(8)	162,315	$636	$—	$—	$10

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $58 million of residential first mortgages and $14 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2016. These amounts include $38 million of residential first mortgages and $14 million of home equity loans that were newly classified as TDRs in the nine months ended September 30, 2016, based on previously received OCC guidance.

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
(7) Post-modification balances in North America include $181 million of residential first mortgages and $46 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2015. These amounts include $107 million of residential first mortgages and $39 million of home equity loans that were newly classified as TDRs in the nine months ended September 30, 2015, based on previously received OCC guidance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
North America
Residential first mortgages	$49	$101	$188	$329
Home equity loans	6	9	20	30
Credit cards	43	47	139	139
Installment and other revolving	3	2	7	6
Commercial banking	12	1	14	5
Total	$113	$160	$368	$509
International
Residential first mortgages	$3	$5	$9	$17
Credit cards	41	34	115	106
Installment and other revolving	24	20	70	66
Commercial banking	21	7	36	16
Total	$89	$66	$230	$205

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents Citi’s corporate loans by loan type:

In millions of dollars	September 30, 2016	December 31, 2015
In U.S. offices
Commercial and industrial	$50,156	$41,147
Financial institutions	35,801	36,396
Mortgage and real estate(1)	41,078	37,565
Installment, revolving credit and other	32,571	33,374
Lease financing	1,532	1,780
	$161,138	$150,262
In offices outside the U.S.
Commercial and industrial	$84,162	$82,358
Financial institutions	27,305	28,704
Mortgage and real estate(1)	5,595	5,106
Installment, revolving credit and other	25,462	20,853
Lease financing	243	303
Governments and official institutions	6,506	4,911
	$149,273	$142,235
Total corporate loans	$310,411	$292,497
Net unearned income	(678)	(665)
Corporate loans, net of unearned income	$309,733	$291,832

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $1.3 billion and $2.6 billion of corporate loans during the three and nine months ended September 30, 2016, respectively and $0.5 billion and $1.6 billion during the three and nine months ended September 30, 2015, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2016 or 2015.

Corporate Loan Delinquency and Non-Accrual Details at September 30, 2016

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$208	$4	$212	$1,940	$129,531	$131,683
Financial institutions	—	—	—	189	62,283	62,472
Mortgage and real estate	351	—	351	169	46,051	46,571
Leases	131	48	179	58	1,537	1,774
Other	269	1	270	59	62,965	63,294
Loans at fair value						3,939
Purchased distressed loans						—
Total	$959	$53	$1,012	$2,415	$302,367	$309,733
Corporate Loan Delinquency and Non-Accrual Details at December 31, 2015

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$87	$4	$91	$1,071	$118,465	$119,627
Financial institutions	16	—	16	173	64,128	64,317
Mortgage and real estate	137	7	144	232	42,095	42,471
Leases	—	—	—	76	2,006	2,082
Other	29	—	29	44	58,286	58,359
Loans at fair value						4,971
Purchased distressed loans						5
Total	$269	$11	$280	$1,596	$284,980	$291,832

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	September 30, 2016	December 31, 2015
Investment grade(2)
Commercial and industrial	$88,871	$85,828
Financial institutions	50,485	53,522
Mortgage and real estate	21,477	18,869
Leases	1,283	1,725
Other	55,215	51,449
Total investment grade	$217,331	$211,393
Non-investment grade(2)
Accrual
Commercial and industrial	$40,871	$32,726
Financial institutions	11,799	10,622
Mortgage and real estate	2,145	2,800
Leases	434	282
Other	8,019	6,867
Non-accrual
Commercial and industrial	1,940	1,071
Financial institutions	189	173
Mortgage and real estate	169	232
Leases	58	76
Other	59	44
Total non-investment grade	$65,683	$54,893
Private bank loans managed on a delinquency basis(2)	$22,780	$20,575
Loans at fair value	3,939	4,971
Corporate loans, net of unearned income	$309,733	$291,832

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

Non-Accrual Corporate Loans
The following tables present non-accrual corporate loans and interest income recognized on non-accrual corporate loans:

	September 30, 2016				Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,940	$2,216	$427	$1,709	$5	$22
Financial institutions	189	196	8	180	—	3
Mortgage and real estate	169	288	18	197	3	6
Lease financing	58	58	1	49	—	—
Other	59	142	27	65	2	5
Total non-accrual corporate loans	$2,415	$2,900	$481	$2,200	$10	$36

	December 31, 2015
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,071	$1,224	$246	$859
Financial institutions	173	196	10	194
Mortgage and real estate	232	336	21	240
Lease financing	76	76	54	62
Other	44	114	32	39
Total non-accrual corporate loans	$1,596	$1,946	$363	$1,394

	September 30, 2016		December 31, 2015
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$1,616	$427	$571	$246
Financial institutions	37	8	18	10
Mortgage and real estate	50	18	60	21
Lease financing	58	1	75	54
Other	53	27	40	32
Total non-accrual corporate loans with specific allowance	$1,814	$481	$764	$363
Non-accrual corporate loans without specific allowance
Commercial and industrial	$324		$500
Financial institutions	152		155
Mortgage and real estate	119		172
Lease financing	—		1
Other	6		4
Total non-accrual corporate loans without specific allowance	$601	N/A	$832	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three- and six-month periods ended September 30, 2015 was $2 million and $7 million, respectively.

Corporate Troubled Debt Restructurings

At and for the three months ended September 30, 2016:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$112	$103	$2	$7
Financial institutions	10	10	—	—
Mortgage and real estate	2	1	—	1
Other	—	—	—	—
Total	$124	$114	$2	$8

At and for the three months ended September 30, 2015:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$13	$12	$—	$1
Mortgage and real estate	35	1	—	34
Total	$48	$13	$—	$35
At and for the nine months ended September 30, 2016:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$316	$176	$34	$106
Financial institutions	10	10	—	—
Mortgage and real estate	7	1	—	6
Other	142	—	142	—
Total	$475	$187	$176	$112
At and for the nine months ended September 30, 2015:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$79	$45	$—	$34
Mortgage and real estate	47	3	—	44
Total	$126	$48	$—	$78

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

In millions of dollars	TDR balances at September 30, 2016	TDR loans in payment default during the three months ended September 30, 2016	TDR loans in payment default nine months ended September 30, 2016	TDR balances at September 30, 2015	TDR loans in payment default during the three months ended September 30, 2015	TDR loans in payment default nine months ended September 30, 2015
Commercial and industrial	$394	$—	$7	$126	$—	$—
Loans to financial institutions	10	—	—	1	—	1
Mortgage and real estate	80	—	—	144	—	—
Other	291	—	—	316	—	—
Total(1)	$775	$—	$7	$587	$—	$1

(1)	The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Allowance for loan losses at beginning of period	$12,304	$14,075	$12,626	$15,994
Gross credit losses	(1,948)	(2,068)	(6,139)	(6,861)
Gross recoveries(1)	423	405	1,274	1,321
Net credit losses (NCLs)(2)	$(1,525)	$(1,663)	$(4,865)	$(5,540)
NCLs	$1,525	$1,663	$4,865	$5,540
Net reserve builds (releases)	258	43	210	(247)
Net specific reserve releases	(37)	(124)	(53)	(441)
Total provision for loan losses	$1,746	$1,582	$5,022	$4,852
Other, net (see table below)	(86)	(368)	(344)	(1,680)
Allowance for loan losses at end of period	$12,439	$13,626	$12,439	$13,626
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,432	$973	$1,402	$1,063
Provision (release) for unfunded lending commitments	(45)	65	(4)	(20)
Other, net	1	(2)	(10)	(7)
Allowance for credit losses on unfunded lending commitments at end of period(3)	$1,388	$1,036	$1,388	$1,036
Total allowance for loans, leases, and unfunded lending commitments	$13,827	$14,662	$13,827	$14,662

Other, net details	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Sales or transfers of various Consumer loan portfolios to held-for-sale
Transfer of real estate loan portfolios	$(50)	$(14)	$(103)	$(329)
Transfer of other loan portfolios	(8)	(96)	(204)	(901)
Sales or transfers of various Consumer loan portfolios to held-for-sale	$(58)	$(110)	$(307)	$(1,230)
FX translation, Consumer	(46)	(255)	(58)	(439)
Other, Corporate	18	(3)	21	(11)
Other, net	$(86)	$(368)	$(344)	$(1,680)

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
As a result of the entry into an agreement in March 2015 to sell OneMain, OneMain was classified as held-for-sale (HFS) at the end of the first quarter of 2015. As a result of HFS accounting treatment, approximately $160 million and $116 million of net credit losses were recorded as a reduction in revenue (Other revenue) during the second and third quarters of 2015, respectively.

(3)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	September 30, 2016			September 30, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,872	$9,432	$12,304	$2,406	$11,669	$14,075
Charge-offs	(63)	(1,885)	(1,948)	(78)	(1,990)	(2,068)
Recoveries	23	400	423	28	377	405
Replenishment of net charge-offs	40	1,485	1,525	50	1,613	1,663
Net reserve builds (releases)	(110)	368	258	116	(73)	43
Net specific reserve builds (releases)	(1)	(36)	(37)	78	(202)	(124)
Other	5	(91)	(86)	(4)	(364)	(368)
Ending balance	$2,766	$9,673	$12,439	$2,596	$11,030	$13,626

	Nine Months Ended
	September 30, 2016			September 30, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,791	$9,835	$12,626	$2,447	$13,547	$15,994
Charge-offs	(445)	(5,694)	(6,139)	(230)	(6,631)	(6,861)
Recoveries	52	1,222	1,274	80	1,241	1,321
Replenishment of net charge-offs	393	4,472	4,865	150	5,390	5,540
Net reserve builds (releases)	(122)	332	210	196	(443)	(247)
Net specific reserve builds (releases)	89	(142)	(53)	(38)	(403)	(441)
Other	8	(352)	(344)	(9)	(1,671)	(1,680)
Ending balance	$2,766	$9,673	$12,439	$2,596	$11,030	$13,626

	September 30, 2016			December 31, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450	$2,285	$7,960	$10,245	$2,408	$7,776	$10,184
Determined in accordance with ASC 310-10-35	481	1,707	2,188	380	2,046	2,426
Determined in accordance with ASC 310-30	—	6	6	3	13	16
Total allowance for loan losses	$2,766	$9,673	$12,439	$2,791	$9,835	$12,626
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450	$303,179	$319,953	$623,132	$285,053	$315,314	$600,367
Loans individually evaluated for impairment in accordance with ASC 310-10-35	2,615	8,524	11,139	1,803	10,192	11,995
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	—	194	194	5	245	250
Loans held at fair value	3,939	31	3,970	4,971	34	5,005
Total loans, net of unearned income	$309,733	$328,702	$638,435	$291,832	$325,785	$617,617

15.   GOODWILL AND INTANGIBLE ASSETS
For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.

Goodwill
The changes in Goodwill were as follows:

In millions of dollars
Balance, December 31, 2015	$22,349
Foreign exchange translation and other	239
Divestitures	(13)
Balance at March 31, 2016	$22,575
Foreign exchange translation and other	(79)
Balance at June 30, 2016	$22,496
Foreign exchange translation and other	$43
Balance at September 30, 2016	$22,539

For additional information on transfers of Goodwill balances between reporting units, see Note 16 in Citi’s First Quarter of 2016 Form 10-Q. There were no other triggering events during the second and third quarters of 2016.
The Company performed its annual goodwill impairment test as of July 1, 2016. The fair values of the Company’s reporting units exceeded their carrying values and did not indicate a risk of impairment.
The following table shows reporting units with goodwill balances as of September 30, 2016 and the fair value as a percentage of allocated book value as of the annual impairment test:

In millions of dollars
Reporting unit(1)(2)	Goodwill	Fair value as a % of allocated book value
North America Global Consumer Banking	$6,763	148%
Asia Global Consumer Banking (3)	5,092	157
Latin America Global Consumer Banking (4)	1,142	180
ICG—Banking	2,791	194
ICG—Markets and Securities Services	6,671	115
Citi Holdings—Consumer Latin America	80	127
Total as of September 30, 2016	$22,539

(1)	Citi Holdings—Other and Citi Holdings—ICG are excluded from the table as there is no goodwill allocated to them.

(2)	Citi Holdings—Consumer EMEA, is excluded from the table as the entire reporting unit, together with allocated goodwill, is classified as held-for-sale as of September 30, 2016.

(3)	Asia Global Consumer Banking includes the consumer businesses in UK, Russia, Poland, UAE and Bahrain beginning in the first quarter of 2016.

(4)	Latin America Global Consumer Banking contains only the consumer business in Mexico beginning in the first quarter of 2016.

Intangible Assets
The components of intangible assets were as follows:

	September 30, 2016			December 31, 2015
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$8,396	$6,596	$1,800	$7,606	$6,520	$1,086
Credit card contract related intangibles	5,255	2,249	3,006	3,922	2,021	1,901
Core deposit intangibles	854	811	43	1,050	969	81
Other customer relationships	536	298	238	471	252	219
Present value of future profits	33	28	5	37	31	6
Indefinite-lived intangible assets	228	—	228	284	—	284
Other	515	477	38	737	593	144
Intangible assets (excluding MSRs)	$15,817	$10,459	$5,358	$14,107	$10,386	$3,721
Mortgage servicing rights (MSRs)	1,270	—	1,270	1,781	—	1,781
Total intangible assets	$17,087	$10,459	$6,628	$15,888	$10,386	$5,502

The changes in intangible assets were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2015	Acquisitions/ divestitures (1)	Amortization	Impairments	FX translation and other	September 30, 2016
Purchased credit card relationships	$1,086	$848	$(149)	$—	$15	$1,800
Credit card contract related intangibles	1,901	1,314	(227)	—	18	3,006
Core deposit intangibles	81	(13)	(22)	—	(3)	43
Other customer relationships	219	—	(19)	—	38	238
Present value of future profits	6	—	—	—	(1)	5
Indefinite-lived intangible assets	284	(18)	—	(1)	(37)	228
Other	144	(106)	(7)	—	7	38
Intangible assets (excluding MSRs)	$3,721	$2,025	$(424)	$(1)	$37	$5,358
Mortgage servicing rights (MSRs)(2)	1,781					1,270
Total intangible assets	$5,502					$6,628

(1)
Reflects the recognition during the second quarter of 2016 of additional purchased credit card relationships and contract-related intangible assets as a result of the acquisition of the Costco cards portfolio, as well as the renewal and extension of the co-branded credit card program agreement with American Airlines.

(2)	For additional information on Citi’s MSRs, including the roll-forward for the nine months ended September 30, 2016, see Note 18 to the Consolidated Financial Statements.

16.   DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 18 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	September 30, 2016	December 31, 2015
	Balance	Balance
Commercial paper	$10,109	$9,995
Other borrowings(1)	19,418	11,084
Total	$29,527	$21,079

(1)
Includes borrowings from Federal Home Loan Banks and other market participants. At September 30, 2016, collateralized short-term advances from the Federal Home Loan Banks were $10.0 billion. At December 31, 2015, no amounts were outstanding.

Long-Term Debt

In millions of dollars	September 30, 2016	December 31, 2015
Citigroup Inc.(1)	$149,042	$142,157
Bank(2)	51,688	55,131
Broker-dealer(3)	8,321	3,987
Total	$209,051	$201,275

(1)	Represents the parent holding company.

(2)
Represents Citibank entities as well as other bank entities. At September 30, 2016 and December 31, 2015, collateralized long-term advances from the Federal Home Loan Banks were $21.6 billion and $17.8 billion, respectively.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both September 30, 2016 and December 31, 2015.

The following table presents Citi’s outstanding trust preferred securities at September 30, 2016:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	130	6.829	50	130	June 28, 2067	June 28, 2017
Total obligated			$2,570			$2,576

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

17.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:
Three Months Ended September 30, 2016

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Accumulated other comprehensive income (loss)
Balance, June 30, 2016	$2,054	$190	$(149)	$(5,608)	$(22,602)	$(26,115)
Other comprehensive income before reclassifications	(270)	(197)	(136)	(28)	(375)	(1,006)
Increase (decrease) due to amounts reclassified from AOCI	(162)	(3)	53	40	—	(72)
Change, net of taxes	$(432)	$(200)	$(83)	$12	$(375)	$(1,078)
Balance at September 30, 2016	$1,622	$(10)	$(232)	$(5,596)	$(22,977)	$(27,193)
Nine Months Ended September 30, 2016:

Balance, December 31, 2015	$(907)	$—	$(617)	$(5,116)	$(22,704)	$(29,344)
Adjustment to opening balance, net of taxes(1)	—	(15)	—	—	—	(15)
Adjusted balance, beginning of period	$(907)	$(15)	$(617)	$(5,116)	$(22,704)	$(29,359)
Other comprehensive income before reclassifications	2,781	11	270	(594)	(273)	2,195
Increase (decrease) due to amounts reclassified from AOCI	(252)	(6)	115	114	—	(29)
Change, net of taxes	$2,529	$5	$385	$(480)	$(273)	$2,166
Balance at September 30, 2016	$1,622	$(10)	$(232)	$(5,596)	$(22,977)	$(27,193)
Three Months Ended September 30, 2015

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Accumulated other comprehensive income (loss)
Balance, June 30, 2015	$(287)	$(731)	$(4,671)	$(19,415)	$(25,104)
Other comprehensive income before reclassifications	556	149	(400)	(2,493)	(2,188)
Increase (decrease) due to amounts reclassified from AOCI	(45)	40	40	—	35
Change, net of taxes	$511	$189	$(360)	$(2,493)	$(2,153)
Balance, September 30, 2015	$224	$(542)	$(5,031)	$(21,908)	$(27,257)
Nine Months Ended September 30, 2015:

Balance, December 31, 2014	$57	$(909)	$(5,159)	$(17,205)	$(23,216)
Other comprehensive income before reclassifications	453	203	7	(4,703)	(4,040)
Increase (decrease) due to amounts reclassified from AOCI	(286)	164	121	—	(1)
Change, net of taxes	$167	$367	$128	$(4,703)	$(4,041)
Balance, September 30, 2015	$224	$(542)	$(5,031)	$(21,908)	$(27,257)

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

(4)
Primarily reflects the movements in (by order of impact) the Mexican peso, Korean Won, Japanese Yen, and Australian Dollar against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended September 30, 2016. Primarily reflects the movements in (by order of impact) the Mexican peso, Japanese Yen, Brazilian Real and Korean Won against the U.S. dollar, and changes in related tax effects and hedges for nine months ended September 30, 2016. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Korean won and British pound against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended September 30, 2015. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Korean won and Australian dollar against the U.S. dollar, and changes in related tax effects and hedges for the nine months ended September 30, 2015.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three Months Ended September 30, 2016

In millions of dollars	Pretax	Tax effect	After-tax
Balance, June 30, 2016	$(33,714)	$7,599	$(26,115)
Change in net unrealized gains (losses) on investment securities	(686)	254	(432)
Debt valuation adjustment (DVA)	(319)	119	(200)
Cash flow hedges	(131)	48	(83)
Benefit plans	11	1	12
Foreign currency translation adjustment	(313)	(62)	(375)
Change	$(1,438)	$360	$(1,078)
Balance, September 30, 2016	$(35,152)	$7,959	$(27,193)
Nine Months Ended September 30, 2016

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2015	$(38,440)	$9,096	$(29,344)
Adjustment to opening balance (1)	(26)	11	(15)
Adjusted balance, beginning of period	$(38,466)	$9,107	$(29,359)
Change in net unrealized gains (losses) on investment securities	4,020	(1,491)	2,529
Debt valuation adjustment (DVA)	8	(3)	5
Cash flow hedges	607	(222)	385
Benefit plans	(747)	267	(480)
Foreign currency translation adjustment	(574)	301	(273)
Change	$3,314	$(1,148)	$2,166
Balance, September 30, 2016	$(35,152)	$7,959	$(27,193)

(1)	Represents the ($15) million adjustment related to the initial adoption of ASU 2016-01. See Note 1 to the Consolidated Financial Statements.

Three Months Ended September 30, 2015

In millions of dollars	Pretax	Tax effect	After-tax
Balance, June 30, 2015	$(33,148)	$8,044	$(25,104)
Change in net unrealized gains (losses) on investment securities	821	(310)	511
Cash flow hedges	322	(133)	189
Benefit plans	(545)	185	(360)
Foreign currency translation adjustment	(2,792)	299	(2,493)
Change	$(2,194)	$41	$(2,153)
Balance, June 30, 2015	$(35,342)	$8,085	$(27,257)

Nine Months Ended September 30, 2015

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2014	$(31,060)	$7,844	$(23,216)
Change in net unrealized gains (losses) on investment securities	353	(186)	167
Cash flow hedges	596	(229)	367
Benefit plans	144	(16)	128
Foreign currency translation adjustment	(5,375)	672	(4,703)
Change	$(4,282)	$241	$(4,041)
Balance, September 30, 2015	$(35,342)	$8,085	$(27,257)

The Company recognized pretax gain (loss) related to amounts in AOCI reclassified in the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,	Nine Months Ended September 30,
In millions of dollars	2016	2016
Realized (gains) losses on sales of investments	$(287)	$(673)
OTTI gross impairment losses	32	283
Subtotal, pretax	$(255)	$(390)
Tax effect	93	138
Net realized (gains) losses on investment securities, after-tax(1)	$(162)	$(252)
Realized DVA (gains) losses on fair value option liabilities	$(5)	$(10)
Subtotal, pretax	$(5)	$(10)
Tax effect	2	4
Net realized debt valuation adjustment, after-tax	$(3)	$(6)
Interest rate contracts	$39	$96
Foreign exchange contracts	46	89
Subtotal, pretax	$85	$185
Tax effect	(32)	(70)
Amortization of cash flow hedges, after-tax(2)	$53	$115
Amortization of unrecognized
Prior service cost (benefit)	$(10)	$(31)
Net actuarial loss	73	208
Curtailment/settlement impact(3)	8	9
Subtotal, pretax	$71	$186
Tax effect	(31)	(72)
Amortization of benefit plans, after-tax(3)	$40	$114
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$(104)	$(29)
Total tax effect	32	—
Total amounts reclassified out of AOCI, after-tax	$(72)	$(29)

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 12 to the Consolidated Financial Statements for additional details.

(2)	See Note 19 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

The Company recognized pretax gain (loss) related to amounts in AOCI reclassified in the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,	Nine Months Ended September 30,
In millions of dollars	2015	2015
Realized (gains) losses on sales of investments	$(151)	$(641)
OTTI gross impairment losses	80	195
Subtotal, pretax	$(71)	$(446)
Tax effect	26	160
Net realized (gains) losses on investment securities, after-tax(1)	$(45)	$(286)
Interest rate contracts	$28	$148
Foreign exchange contracts	35	112
Subtotal, pretax	$63	$260
Tax effect	(23)	(96)
Amortization of cash flow hedges, after-tax(2)	$40	$164
Amortization of unrecognized
Prior service cost (benefit)	$(11)	$(32)
Net actuarial loss	64	211
Curtailment/settlement impact(3)	2	12
Subtotal, pretax	$55	$191
Tax effect	(15)	(70)
Amortization of benefit plans, after-tax(3)	$40	$121
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$47	$5
Total tax effect	(12)	(6)
Total amounts reclassified out of AOCI, after-tax	$35	$(1)

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

18. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

For additional information regarding Citi’s use of special purpose entities (SPEs) and variable interest entities (VIEs), see Notes 22 and 20 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K and First Quarter of 2016 Quarterly Report on Form 10-Q, respectively.

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of September 30, 2016
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$50,416	$50,416	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	217,482	—	217,482	3,678	—	—	82	3,760
Non-agency-sponsored	15,257	1,244	14,013	232	38	—	1	271
Citi-administered asset-backed commercial paper conduits (ABCP)	20,324	20,324	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,592	—	18,592	4,752	—	—	83	4,835
Asset-based financing	58,084	1,231	56,853	19,508	456	5,193	437	25,594
Municipal securities tender option bond trusts (TOBs)	7,289	2,980	4,309	161	—	2,672	—	2,833
Municipal investments	17,371	17	17,354	2,306	3,272	2,321	—	7,899
Client intermediation	517	337	180	53	—	—	—	53
Investment funds	2,744	788	1,956	35	156	59	3	253
Other	1,346	619	727	149	—	119	45	313
Total(5)	$409,422	$77,956	$331,466	$30,874	$3,922	$10,364	$651	$45,811

	As of December 31, 2015
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$54,916	$54,916	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	217,291	—	217,291	3,571	—	—	95	3,666
Non-agency-sponsored	13,036	1,586	11,450	527	—	—	1	528
Citi-administered asset-backed commercial paper conduits (ABCP)	21,280	21,280	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	16,719	—	16,719	3,150	—	—	86	3,236
Asset-based financing	58,862	1,364	57,498	21,270	269	3,616	436	25,591
Municipal securities tender option bond trusts (TOBs)	8,572	3,830	4,742	2	—	3,100	—	3,102
Municipal investments	20,290	44	20,246	2,196	2,487	2,335	—	7,018
Client intermediation	434	335	99	49	—	—	—	49
Investment funds	1,730	842	888	13	138	102	—	253
Other	4,915	597	4,318	292	554	—	52	898
Total(5)	$418,045	$84,794	$333,251	$31,070	$3,448	$9,153	$670	$44,341

Note: Certain adjustments have been made to the December 31, 2015 information to conform to the current period’s presentation.
(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s September 30, 2016 and December 31, 2015 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity where the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

(4)
Citigroup mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(5)	Citi’s total involvement with Citicorp SPE assets was $390.9 billion and $383.2 billion as of September 30, 2016 and December 31, 2015, respectively, with the remainder related to Citi Holdings.

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

•
certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity deemed to be significant (for more information on these positions, see Notes 20 and 12 to the Consolidated Financial Statements);

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $10 billion and $12 billion at September 30, 2016 and December 31, 2015, respectively;

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

	September 30, 2016		December 31, 2015
In millions of dollars	Liquidity facilities	Loan / equity commitments	Liquidity facilities	Loan / equity commitments
Asset-based financing	$5	$5,188	$5	$3,611
Municipal securities tender option bond trusts (TOBs)	2,672	—	3,100	—
Municipal investments	—	2,321	—	2,335
Investment funds	—	59	—	102
Other	—	119	—	—
Total funding commitments	$2,677	$7,687	$3,105	$6,048
Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	September 30, 2016	December 31, 2015
Cash	$0.1	$0.1
Trading account assets	7.6	6.2
Investments	4.1	3.0
Total loans, net of allowance	21.8	23.6
Other	1.2	1.7
Total assets	$34.8	$34.6
Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust

(Omni Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	September 30, 2016	December 31, 2015
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$23.4	$29.7
Retained by Citigroup as trust-issued securities	7.8	9.4
Retained by Citigroup via non-certificated interests	18.7	16.5
Total	$49.9	$55.6

The following tables summarize selected cash flow information related to Citigroup’s credit card securitizations:

	Three months ended September 30,
In billions of dollars	2016	2015
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(2.8)	(0.7)

	Nine months ended September 30,
In billions of dollars	2016	2015
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(6.3)	(6.5)

The weighted average maturity of the third-party term notes issued by the Master Trust was 2.2 years as of September 30, 2016 and 2.4 years as of December 31, 2015.

Master Trust Liabilities (at Par Value)

In billions of dollars	September 30, 2016	Dec. 31, 2015
Term notes issued to third parties	$22.1	$28.4
Term notes retained by Citigroup affiliates	5.9	7.5
Total Master Trust liabilities	$28.0	$35.9

The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.1 years as of September 30, 2016 and 0.9 years as of December 31, 2015.

Omni Trust Liabilities (at Par Value)

In billions of dollars	September 30, 2016	Dec. 31, 2015
Term notes issued to third parties	$1.3	$1.3
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.2	$3.2

Mortgage Securitizations

The following tables summarize selected cash flow information related to Citigroup mortgage securitizations:

	Three months ended September 30,
	2016		2015
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$11.7	$1.4	$6.8	$3.1
Contractual servicing fees received	0.1	—	0.1	—

	Nine months ended September 30,
	2016		2015
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations(1)	$32.5	$8.0	$19.8	$9.2
Contractual servicing fees received	0.3	—	0.4	—

(1) The proceeds from new securitizations in 2016 include $0.5 billion related to personal loan securitizations.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $36 million and $81 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2016, gains recognized on the securitization of non-agency sponsored mortgages were $37 million and $65 million, respectively.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $25 million and $115 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2015, gains recognized on the securitization of non-agency sponsored mortgages were $7 million and $38 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

Three months ended September 30, 2016
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.5% to 13.0%	—	—
Weighted average discount rate	10.0%	—	—
Constant prepayment rate	7.7% to 30.9%	—	—
Weighted average constant prepayment rate	13.7%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	2.0 to 9.8 years	—	—

Note: Citi held no retained interests in non-agency-sponsored mortgages securitized during the third quarter of 2016.

	Three months ended September 30, 2015
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.3% to 10.7%	3.2%	—
Weighted average discount rate	8.1%	3.2%	—
Constant prepayment rate	8.4% to 16.6%	—	—
Weighted average constant prepayment rate	11.8%	—	—
Anticipated net credit losses(2)	NM	40.0%	—
Weighted average anticipated net credit losses	NM	40.0%	—
Weighted average life	6.3 to 9.3 years	9.8 years	—

Nine months ended September 30, 2016
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 13.0%	—	—
Weighted average discount rate	9.1%	—	—
Constant prepayment rate	7.7% to 30.9%	—	—
Weighted average constant prepayment rate	12.8%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	0.5 to 17.5 years	—	—

Note: Citi held no retained interests in non-agency-sponsored mortgages securitized during 2016.

	Nine months ended September 30, 2015
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 10.7%	2.8% to 3.2%	4.4% to 12.1%
Weighted average discount rate	6.4%	2.9%	7.2%
Constant prepayment rate	5.7% to 34.9%	0.0%	3.3% to 8.0%
Weighted average constant prepayment rate	12.6%	0.0%	4.2%
Anticipated net credit losses(2)	NM	40.0%	38.1% to 55.9%
Weighted average anticipated net credit losses	NM	40.0%	52.0%
Weighted average life	3.5 to 12.8 years	9.7 to 9.8 years	0.0 to 12.9 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

	September 30, 2016
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.3% to 31.3%	4.8% to 7.8%	5.2% to 32.7%
Weighted average discount rate	7.0%	6.5%	13.3%
Constant prepayment rate	7.7% to 36.0%	4.2% to 9.8%	0.5% to 37.5%
Weighted average constant prepayment rate	16.4%	5.6%	10.8%
Anticipated net credit losses(2)	NM	51.5% to 85.6%	8.0% to 94.4%
Weighted average anticipated net credit losses	NM	76.1%	47.5%
Weighted average life	0.3 to 17.6 years	6.5 to 16.9 years	1.2 to 17.6 years

	December 31, 2015
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 27.0%	1.6% to 67.6%	2.0% to 24.9%
Weighted average discount rate	4.9%	7.6%	8.4%
Constant prepayment rate	5.7% to 27.8%	4.2% to 100.0%	0.5% to 20.8%
Weighted average constant prepayment rate	12.3%	14.0%	7.5%
Anticipated net credit losses(2)	NM	0.2% to 89.1%	3.8% to 92.0%
Weighted average anticipated net credit losses	NM	48.9%	54.4%
Weighted average life	1.3 to 21.0 years	0.3 to 18.1 years	0.9 to 19.0 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	September 30, 2016
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,261	$20	$166
Discount rates
Adverse change of 10%	$(54)	$(6)	$(8)
Adverse change of 20%	(105)	(12)	(16)
Constant prepayment rate
Adverse change of 10%	(91)	(1)	(4)
Adverse change of 20%	(189)	(3)	(9)
Anticipated net credit losses
Adverse change of 10%	NM	(6)	(2)
Adverse change of 20%	NM	(12)	(3)

	December 31, 2015
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$3,546	$179	$533
Discount rates
Adverse change of 10%	$(79)	$(8)	$(25)
Adverse change of 20%	(155)	(15)	(49)
Constant prepayment rate
Adverse change of 10%	(111)	(3)	(9)
Adverse change of 20%	(213)	(6)	(18)
Anticipated net credit losses
Adverse change of 10%	NM	(6)	(7)
Adverse change of 20%	NM	(11)	(14)

Note: There were no subordinated interests in mortgage securitizations in Citi Holdings as of September 30, 2016 and December 31, 2015.

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $1.3 billion and $1.8 billion at September 30, 2016 and 2015, respectively. The MSRs correspond to principal loan balances of $173 billion and $203 billion as of September 30, 2016 and 2015, respectively. The following tables summarize the changes in capitalized MSRs:

	Three months ended September 30,
In millions of dollars	2016	2015
Balance, as of June 30	$1,324	$1,924
Originations	43	57
Changes in fair value of MSRs due to changes in inputs and assumptions	13	(140)
Other changes(1)	(78)	(79)
Sale of MSRs(2)	(32)	4
Balance, as of September 30	$1,270	$1,766

	Nine months ended September 30,
In millions of dollars	2016	2015
Balance, beginning of year	$1,781	$1,845
Originations	111	168
Changes in fair value of MSRs due to changes in inputs and assumptions	(349)	51
Other changes(1)	(255)	(261)
Sale of MSRs(2)	(18)	(37)
Balance, as of September 30	$1,270	$1,766

(1)	Represents changes due to customer payments and passage of time.

(2)	Amount includes sales of credit challenged MSRs for which Citi paid the new servicer.

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2016	2015	2016	2015
Servicing fees	$117	$135	$371	$416
Late fees	3	4	11	12
Ancillary fees	4	6	13	28
Total MSR fees	$124	$145	$395	$456

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private-label) securities to re-securitization entities during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, Citi transferred non-agency (private-label) securities with an original par value of $141 million and $790 million, respectively, to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of September 30, 2016, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $133 million (all related to re-securitization transactions executed prior to 2016), which has been recorded in Trading account assets. Of this amount, substantially all was related to subordinated beneficial interests. As of December 31, 2015, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $428 million (including $132 million related to re-securitization transactions executed in 2015). Of this amount, approximately $18 million was related to senior beneficial interests, and approximately $410 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of September 30, 2016 and December 31, 2015 was approximately $1.5 billion and $3.7 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2016, Citi transferred agency securities with a fair value of approximately $7.1 billion and $21.3 billion, respectively, to re-securitization entities compared to approximately $3.5 billion and $12.4 billion for the three and nine months ended September 30, 2015.
As of September 30, 2016, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.4 billion (including $670 million related to re-securitization transactions executed in 2016) compared to $1.8 billion as of December 31, 2015 (including $1.5 billion related to re-securitization transactions executed in 2015), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2016 and December 31, 2015 was approximately $69.9 billion and $65.0 billion, respectively.
As of September 30, 2016 and December 31, 2015, the Company did not consolidate any private-label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At September 30, 2016 and December 31, 2015, the commercial paper conduits administered by Citi had approximately $20.3 billion and $21.3 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $13.5 billion and $11.6 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At September 30, 2016 and December 31, 2015, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 60 and 56 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.8 billion as of September 30, 2016 and December 31, 2015. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
At September 30, 2016 and December 31, 2015, the Company owned $10.2 billion and $11.4 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations
Key Assumptions and Retained Interests
The key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	Sept. 30, 2016	Dec. 31, 2015
Discount rate	1.1% to 1.5%	1.4% to 49.6%

In millions of dollars	Sept. 30, 2016	Dec. 31, 2015
Carrying value of retained interests	$909	$918
Discount rates
Adverse change of 10%	$(4)	$(5)
Adverse change of 20%	(9)	(10)

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement, and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2016
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$12,608	$4,811
Corporate loans	1,082	2,381
Hedge funds and equities	374	57
Airplanes, ships and other assets	42,789	18,345
Total	$56,853	$25,594

	December 31, 2015
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$17,459	$6,528
Corporate loans	1,274	1,871
Hedge funds and equities	385	55
Airplanes, ships and other assets	38,380	17,137
Total	$57,498	$25,591

Municipal Securities Tender Option Bond (TOB) Trusts
At September 30, 2016 and December 31, 2015, the Company held $193 million and $2 million, respectively, of Floaters related to customer and non-customer TOB trusts.
At September 30, 2016 and December 31, 2015, approximately $82 million of the municipal bonds owned by non-customer TOB trusts are subject to a credit guarantee provided by the Company.
At September 30, 2016 and December 31, 2015, liquidity agreements provided with respect to customer TOB trusts totaled $2.8 billion and $3.1 billion, respectively, of which $2.1 billion and $2.2 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $9.6 billion and $8.1 billion as of September 30, 2016 and December 31, 2015, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Client Intermediation
The proceeds from new securitizations related to the Company’s client intermediation transactions for the three and nine months ended September 30, 2016 totaled approximately $0.5 billion and $1.9 billion, respectively, compared to $0.4 billion and $1.2 billion for the three and nine months ended September 30, 2015.

19.   DERIVATIVES ACTIVITIES
In the ordinary course of business, Citigroup enters into various types of derivative transactions. For additional information regarding Citi’s use of and accounting for derivatives, see Note 23 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
Information pertaining to Citigroup’s derivative activity, based on notional amounts is presented in the table below. Derivative notional amounts are reference amounts from which contractual payments are derived and do not represent a complete and accurate measure of Citi’s exposure to derivative transactions. Rather, Citi’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. Moreover, notional amounts do not reflect the netting of offsetting trades. For example, if Citi enters into an interest rate swap with $100 million notional, and offsets this risk with an identical but opposite position with a different counterparty, $200 million in derivative notionals is reported, although these offsetting positions may result in de minimis overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on Citi’s market share, levels of client activity and other factors.

Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Interest rate contracts
Swaps	$213,863	$166,576	$20,853,766	$22,208,794	$39,537	$28,969
Futures and forwards	414	—	6,451,502	6,868,340	34,147	38,421
Written options	—	—	3,138,417	3,033,617	4,653	2,606
Purchased options	—	—	2,940,738	2,887,605	3,350	4,575
Total interest rate contract notionals	$214,277	$166,576	$33,384,423	$34,998,356	$81,687	$74,571
Foreign exchange contracts
Swaps	$21,410	$23,007	$5,954,717	$4,765,687	$22,272	$23,960
Futures, forwards and spot	65,417	72,124	3,410,229	2,563,649	3,080	3,034
Written options	—	448	1,271,307	1,125,664	—	—
Purchased options	—	819	1,310,990	1,131,816	—	—
Total foreign exchange contract notionals	$86,827	$96,398	$11,947,243	$9,586,816	$25,352	$26,994
Equity contracts
Swaps	$—	$—	$195,000	$180,963	$—	$—
Futures and forwards	—	—	39,964	33,735	—	—
Written options	—	—	364,514	298,876	—	—
Purchased options	—	—	325,200	265,062	—	—
Total equity contract notionals	$—	$—	$924,678	$778,636	$—	$—
Commodity and other contracts
Swaps	$—	$—	$61,882	$70,561	$—	$—
Futures and forwards	891	789	149,604	106,474	—	—
Written options	—	—	73,673	72,648	—	—
Purchased options	—	—	68,829	66,051	—	—
Total commodity and other contract notionals	$891	$789	$353,988	$315,734	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$1,021,118	$950,922	$—	$—
Protection purchased	—	—	1,051,146	981,586	27,800	23,628
Total credit derivatives	$—	$—	$2,072,264	$1,932,508	$27,800	$23,628
Total derivative notionals	$301,995	$263,763	$48,682,596	$47,612,050	$134,839	$125,193

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $1,991 million and $2,102 million at September 30, 2016 and December 31, 2015, respectively.

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

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amounts as of September 30, 2016 and December 31, 2015. Gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral. The tables also include amounts that are not permitted to be offset, such as security collateral posted or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at September 30, 2016	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$773	$180	$2,384	$27
Cleared	6,692	1,730	—	225
Interest rate contracts	$7,465	$1,910	$2,384	$252
Over-the-counter	$1,485	$1,132	$45	$819
Foreign exchange contracts	$1,485	$1,132	$45	$819
Total derivative instruments designated as ASC 815 hedges	$8,950	$3,042	$2,429	$1,071
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$336,753	$313,154	$209	$—
Cleared	175,410	182,785	581	593
Exchange traded	75	56	—	—
Interest rate contracts	$512,238	$495,995	$790	$593
Over-the-counter	$114,573	$113,454	$—	$45
Cleared	579	493	—	—
Exchange traded	69	56	—	—
Foreign exchange contracts	$115,221	$114,003	$—	$45
Over-the-counter	$16,202	$19,998	$—	$—
Cleared	876	9	—	—
Exchange traded	9,315	9,645	—	—
Equity contracts	$26,393	$29,652	$—	$—
Over-the-counter	$10,757	$13,271	$—	$—
Exchange traded	774	1,065	—	—
Commodity and other contracts	$11,531	$14,336	$—	$—
Over-the-counter	$23,925	$24,602	$213	$83
Cleared	5,848	5,987	85	557
Credit derivatives(4)	$29,773	$30,589	$298	$640
Total derivatives instruments not designated as ASC 815 hedges	$695,156	$684,575	$1,088	$1,278
Total derivatives	$704,106	$687,617	$3,517	$2,349
Cash collateral paid/received(5)(6)	$8,348	$16,459	$6	$50
Less: Netting agreements(7)	(596,599)	(596,599)	—	—
Less: Netting cash collateral received/paid(8)	(55,239)	(53,460)	(1,682)	(29)
Net receivables/payables included on the consolidated balance sheet(9)	$60,616	$54,017	$1,841	$2,370
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,254)	$(26)	$—	$—
Less: Non-cash collateral received/paid	(12,808)	(6,724)	(737)	—
Total net receivables/payables(9)	$46,554	$47,267	$1,104	$2,370

(1)	The trading derivatives fair values are presented in Note 20 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $11,245 million related to protection purchased and $18,528 million related to protection sold as of September 30, 2016. The credit derivatives trading liabilities comprise $19,566 million related to protection purchased and $11,023 million related to protection sold as of September 30, 2016.

(5)
For the trading account assets/liabilities, reflects the net amount of the $61,808 million and $71,698 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $53,460 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $55,239 million was used to offset trading derivative assets.

(6)
For cash collateral paid with respect to non-trading derivative assets, reflects the net amount of $35 million of gross cash collateral paid, of which $29 million is netted against non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $1,732 million of gross cash collateral received, of which $1,682 million is netted against OTC non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $405 billion, $183 billion and $9 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(9)	The net receivables/payables include approximately $9 billion of derivative asset and $9 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2015	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$262	$105	$2,328	$106
Cleared	4,607	1,471	5	—
Interest rate contracts	$4,869	$1,576	$2,333	$106
Over-the-counter	$2,688	$364	$95	$677
Foreign exchange contracts	$2,688	$364	$95	$677
Total derivative instruments designated as ASC 815 hedges	$7,557	$1,940	$2,428	$783
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$289,124	$267,761	$182	$12
Cleared	120,848	126,532	244	216
Exchange traded	53	35	—	—
Interest rate contracts	$410,025	$394,328	$426	$228
Over-the-counter	$126,474	$133,361	$—	$66
Cleared	134	152	—	—
Exchange traded	21	36	—	—
Foreign exchange contracts	$126,629	$133,549	$—	$66
Over-the-counter	$14,560	$20,107	$—	$—
Cleared	28	3	—	—
Exchange traded	7,297	6,406	—	—
Equity contracts	$21,885	$26,516	$—	$—
Over-the-counter	$16,794	$18,641	$—	$—
Exchange traded	1,216	1,912	—	—
Commodity and other contracts	$18,010	$20,553	$—	$—
Over-the-counter	$31,072	$30,608	$711	$245
Cleared	3,803	3,560	131	318
Credit derivatives(4)	$34,875	$34,168	$842	$563
Total derivatives instruments not designated as ASC 815 hedges	$611,424	$609,114	$1,268	$857
Total derivatives	$618,981	$611,054	$3,696	$1,640
Cash collateral paid/received(5)(6)	$4,911	$13,628	$8	$37
Less: Netting agreements(7)	(524,481)	(524,481)	—	—
Less: Netting cash collateral received/paid(8)	(43,227)	(42,609)	(1,949)	(53)
Net receivables/payables included on the Consolidated Balance Sheet(9)	$56,184	$57,592	$1,755	$1,624
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(779)	$(2)	$—	$—
Less: Non-cash collateral received/paid	(9,855)	(5,131)	(270)	—
Total net receivables/payables(9)	$45,550	$52,459	$1,485	$1,624

(1)	The trading derivatives fair values are presented in Note 20 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

For the three and nine months ended September 30, 2016 and 2015, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Interest rate contracts	$(28)	$163	$(2)	$127
Foreign exchange	11	(19)	26	(65)
Credit derivatives	(399)	536	(960)	607
Total Citigroup	$(416)	$680	$(936)	$669

The following table presents the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(450)	$1,111	$2,747	$72
Foreign exchange contracts	(602)	(311)	(2,360)	1,093
Commodity contracts	(57)	(110)	381	(69)
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(1,109)	$690	$768	$1,096
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$442	$(1,113)	$(2,701)	$(115)
Foreign exchange hedges	664	304	2,425	(1,081)
Commodity hedges	59	109	(374)	81
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$1,165	$(700)	$(650)	$(1,115)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(11)	$(1)	$48	$(42)
Foreign exchange hedges	(3)	(24)	(53)	(41)
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(14)	$(25)	$(5)	$(83)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$3	$(1)	$(2)	$(1)
Foreign exchange contracts(2)	65	17	118	53
Commodity hedges(2)	2	(1)	7	12
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$70	$15	$123	$64

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates). These amounts are excluded from the assessment of hedge effectiveness and are reflected directly in earnings.

Cash Flow Hedges
The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and nine months ended September 30, 2016, and 2015 is not significant. The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(187)	$357	$448	$594
Foreign exchange contracts	(29)	(98)	(26)	(258)
Total effective portion of cash flow hedges included in AOCI	$(216)	$259	$422	$336
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(39)	$(28)	$(96)	$(148)
Foreign exchange contracts	(46)	(35)	(89)	(112)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(85)	$(63)	$(185)	$(260)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, the changes in the fair value of the hedging derivative remaining in AOCI on the Consolidated Balance Sheet will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2016 is approximately $39 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

Net Investment Hedges
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within AOCI, related to the effective portion of the net investment hedges, is $(371) million and $(1,791) million for the three and nine months ended September 30, 2016 and $1,842 million and $2,599 million for the three and nine months ended September 30, 2015, respectively.

Credit Derivatives

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at September 30, 2016	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$14,728	$13,202	$501,904	$515,590
Broker-dealers	4,240	4,822	132,959	134,774
Non-financial	89	104	3,497	1,279
Insurance and other financial institutions	11,014	13,101	440,586	369,475
Total by industry/counterparty	$30,071	$31,229	$1,078,946	$1,021,118
By instrument
Credit default swaps and options	$28,457	$28,652	$1,049,969	$1,006,236
Total return swaps and other	1,614	2,577	28,977	14,882
Total by instrument	$30,071	$31,229	$1,078,946	$1,021,118
By rating
Investment grade	$10,860	$10,914	$809,822	$767,629
Non-investment grade	19,211	20,315	269,124	253,489
Total by rating	$30,071	$31,229	$1,078,946	$1,021,118
By maturity
Within 1 year	$4,759	$5,642	$314,629	$301,906
From 1 to 5 years	21,143	21,382	661,648	626,205
After 5 years	4,169	4,205	102,669	93,007
Total by maturity	$30,071	$31,229	$1,078,946	$1,021,118

(1)	The fair value amount receivable is composed of $11,567 million under protection purchased and $18,504 million under protection sold.

(2)	The fair value amount payable is composed of $20,248 million under protection purchased and $10,981 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2015	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$18,377	$16,988	$513,335	$508,459
Broker-dealers	5,895	6,697	155,195	152,604
Non-financial	128	123	3,969	2,087
Insurance and other financial institutions	11,317	10,923	332,715	287,772
Total by industry/counterparty	$35,717	$34,731	$1,005,214	$950,922
By instrument
Credit default swaps and options	$34,849	$34,158	$981,999	$940,650
Total return swaps and other	868	573	23,215	10,272
Total by instrument	$35,717	$34,731	$1,005,214	$950,922
By rating
Investment grade	$12,694	$13,142	$764,040	$720,521
Non-investment grade	23,023	21,589	241,174	230,401
Total by rating	$35,717	$34,731	$1,005,214	$950,922
By maturity
Within 1 year	$3,871	$3,559	$265,632	$254,225
From 1 to 5 years	27,991	27,488	669,834	639,460
After 5 years	3,855	3,684	69,748	57,237
Total by maturity	$35,717	$34,731	$1,005,214	$950,922

(1)	The fair value amount receivable is composed of $18,799 million under protection purchased and $16,918 million under protection sold.

(2)	The fair value amount payable is composed of $17,531 million under protection purchased and $17,200 million under protection sold.

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified event related to the credit risk of the Company. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that were in a net liability position at both September 30, 2016 and December 31, 2015 was $27 billion and $22 billion, respectively. The Company had posted $24 billion and $19 billion as collateral for this exposure in the normal course of business as of September 30, 2016 and December 31, 2015, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of September 30, 2016, the Company could be required to post an additional $1.7 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1.8 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for by the Company as a sale, where the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed in contemplation of the initial sale with the same counterparty and still outstanding as of September 30, 2016, both the asset carrying amounts derecognized and gross cash proceeds received as of the date of derecognition were $1.5 billion. At September 30, 2016, the fair value of these previously derecognized assets was $1.5 billion and the fair value of the total return swaps was $13 million recorded as gross derivative assets and $6 million recorded as gross derivative liabilities. The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

20.   FAIR VALUE MEASUREMENT
For additional information regarding fair value measurement at Citi, see Note 25 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at September 30, 2016 and December 31, 2015:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2016	December 31, 2015
Counterparty CVA	$(1,849)	$(1,470)
Asset FVA	(642)	(584)
Citigroup (own-credit) CVA	542	471
Liability FVA	94	106
Total CVA—derivative instruments(1)	$(1,855)	$(1,477)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) reflecting the change in Citi’s own credit spreads on fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Counterparty CVA	$112	$(32)	$19	$(191)
Asset FVA	37	(177)	(59)	(125)
Own-credit CVA	(60)	97	65	81
Liability FVA	(59)	44	(11)	89
Total CVA—derivative instruments(1)	$30	$(68)	$14	$(146)
DVA related to own FVO liabilities (2)	$(319)	$264	$8	$582

(1)	FVA is included with CVA for presentation purposes.

(2)	See Note 1 to the Consolidated Financial Statements for additional details.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at September 30, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$178,462	$1,313	$179,775	$(36,157)	$143,618
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	25,921	228	26,149	—	26,149
Residential	—	335	441	776	—	776
Commercial	—	1,072	444	1,516	—	1,516
Total trading mortgage-backed securities	$—	$27,328	$1,113	$28,441	$—	$28,441
U.S. Treasury and federal agency securities	$20,537	$2,929	$1	$23,467	$—	$23,467
State and municipal	—	3,803	157	3,960	—	3,960
Foreign government	38,147	19,388	63	57,598	—	57,598
Corporate	545	16,585	685	17,815	—	17,815
Equity securities	50,741	1,443	3,560	55,744	—	55,744
Asset-backed securities	—	850	2,749	3,599	—	3,599
Other trading assets(9)	6	9,526	2,580	12,112	—	12,112
Total trading non-derivative assets	$109,976	$81,852	$10,908	$202,736	$—	$202,736
Trading derivatives
Interest rate contracts	$39	$516,241	$3,423	$519,703
Foreign exchange contracts	57	115,889	760	116,706
Equity contracts	2,932	22,156	1,305	26,393
Commodity contracts	215	10,716	600	11,531
Credit derivatives	—	27,815	1,958	29,773
Total trading derivatives	$3,243	$692,817	$8,046	$704,106
Cash collateral paid(3)				$8,348
Netting agreements					$(596,599)
Netting of cash collateral received					(55,239)
Total trading derivatives	$3,243	$692,817	$8,046	$712,454	$(651,838)	$60,616
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$43,113	$89	$43,202	$—	$43,202
Residential	—	4,448	53	4,501	—	4,501
Commercial	—	354	—	354	—	354
Total investment mortgage-backed securities	$—	$47,915	$142	$48,057	$—	$48,057
U.S. Treasury and federal agency securities	$109,926	$11,778	$2	$121,706	$—	$121,706
State and municipal	—	9,535	1,656	11,191	—	11,191
Foreign government	50,131	47,864	145	98,140	—	98,140
Corporate	4,949	13,607	524	19,080	—	19,080
Equity securities	1,274	41	10	1,325	—	1,325
Asset-backed securities	—	6,744	682	7,426	—	7,426
Other debt securities	—	1,181	11	1,192	—	1,192
Non-marketable equity securities(4)	—	49	1,181	1,230	—	1,230
Total investments	$166,280	$138,714	$4,353	$309,347	$—	$309,347

In millions of dollars at September 30, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$2,888	$1,082	$3,970	$—	$3,970
Mortgage servicing rights	—	—	1,270	1,270	—	1,270
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$8,070	$66	$8,136
Cash collateral paid(5)				6
Netting of cash collateral received					$(1,682)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$8,070	$66	$8,142	$(1,682)	$6,460
Total assets	$279,499	$1,102,803	$27,038	$1,417,694	$(689,677)	$728,017
Total as a percentage of gross assets(6)	19.8%	78.2%	1.9%
Liabilities
Interest-bearing deposits	$—	$1,160	$260	$1,420	$—	$1,420
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	78,173	923	79,096	(36,157)	42,939
Trading account liabilities
Securities sold, not yet purchased	67,655	9,712	159	77,526	—	77,526
Other trading liabilities	—	105	1	106	—	106
Total trading liabilities	$67,655	$9,817	$160	$77,632	$—	$77,632
Trading derivatives
Interest rate contracts	$36	$493,883	$3,986	$497,905
Foreign exchange contracts	1	114,463	671	115,135
Equity contracts	2,764	24,616	2,272	29,652
Commodity contracts	192	11,245	2,899	14,336
Credit derivatives	—	27,612	2,977	30,589
Total trading derivatives	$2,993	$671,819	$12,805	$687,617
Cash collateral received(7)				$16,459
Netting agreements					$(596,599)
Netting of cash collateral paid					(53,460)
Total trading derivatives	$2,993	$671,819	$12,805	$704,076	$(650,059)	$54,017
Short-term borrowings	$—	$2,567	$32	$2,599	$—	$2,599
Long-term debt	—	18,353	9,182	27,535	—	27,535
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,316	$32	$2,348
Cash collateral received(8)				50
Netting of cash collateral paid					$(29)
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$2,316	$32	$2,398	$(29)	$2,369
Total liabilities	$70,648	$784,205	$23,394	$894,756	$(686,245)	$208,511
Total as a percentage of gross liabilities(6)	8.0%	89.3%	2.7%

(1)
For the three and nine months ended September 30, 2016, the Company transferred assets of approximately $0.1 billion and $1.1 billion from Level 1 to Level 2, respectively, primarily related to foreign government securities and equity securities not traded in active markets. During the three and nine months ended September 30, 2016, the Company transferred assets of approximately $1.4 billion and $3.7 billion from Level 2 to Level 1, respectively, primarily related to foreign government bonds traded with sufficient frequency to constitute an active market. During the three and nine months ended September 30, 2016, the Company transferred liabilities of approximately $0.2 billion and $0.3 billion from Level 2 to Level 1, respectively. During the three and nine months ended September 30, 2016, there were no material transfers of liabilities from Level 1 to Level 2.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $61,808 million of gross cash collateral paid, of which $53,460 million was used to offset trading derivative liabilities.

(4)
Amounts exclude $0.7 billion investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

(5)	Reflects the net amount of $35 million of gross cash collateral paid, of which $29 million was used to offset non-trading derivative liabilities.

(6)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(7)	Reflects the net amount of $71,698 million of gross cash collateral received, of which $55,239 million was used to offset trading derivative assets.

(8)	Reflects the net amount of $1,732 million of gross cash collateral received, of which $1,682 million was used to offset non-trading derivative assets.

(9)
Includes positions related to investments in unallocated precious metals, as discussed in Note 21 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.

Fair Value Levels

In millions of dollars at December 31, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$177,538	$1,337	$178,875	$(40,911)	$137,964
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	24,023	744	24,767	—	24,767
Residential	—	1,059	1,326	2,385	—	2,385
Commercial	—	2,338	517	2,855	—	2,855
Total trading mortgage-backed securities	$—	$27,420	$2,587	$30,007	$—	$30,007
U.S. Treasury and federal agency securities	$14,208	$3,587	$1	$17,796	$—	$17,796
State and municipal	—	2,345	351	2,696	—	2,696
Foreign government	35,715	20,555	197	56,467	—	56,467
Corporate	302	13,901	376	14,579	—	14,579
Equity securities	50,429	2,382	3,684	56,495	—	56,495
Asset-backed securities	—	1,217	2,739	3,956	—	3,956
Other trading assets(9)	—	9,293	2,483	11,776	—	11,776
Total trading non-derivative assets	$100,654	$80,700	$12,418	$193,772	$—	$193,772
Trading derivatives
Interest rate contracts	$9	$412,802	$2,083	$414,894
Foreign exchange contracts	5	128,189	1,123	129,317
Equity contracts	2,422	17,866	1,597	21,885
Commodity contracts	204	16,706	1,100	18,010
Credit derivatives	—	31,082	3,793	34,875
Total trading derivatives	$2,640	$606,645	$9,696	$618,981
Cash collateral paid(3)				$4,911
Netting agreements					$(524,481)
Netting of cash collateral received					(43,227)
Total trading derivatives	$2,640	$606,645	$9,696	$623,892	$(567,708)	$56,184
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$39,575	$139	$39,714	$—	$39,714
Residential	—	5,982	4	5,986	—	5,986
Commercial	—	569	2	571	—	571
Total investment mortgage-backed securities	$—	$46,126	$145	$46,271	$—	$46,271
U.S. Treasury and federal agency securities	$111,536	$11,375	$4	$122,915	$—	$122,915
State and municipal	—	9,267	2,192	11,459	—	11,459
Foreign government	42,073	46,341	260	88,674	—	88,674
Corporate	3,605	15,122	603	19,330	—	19,330
Equity securities	430	71	124	625	—	625
Asset-backed securities	—	8,578	596	9,174	—	9,174
Other debt securities	—	688	—	688	—	688
Non-marketable equity securities(4)	—	58	1,135	1,193	—	1,193
Total investments	$157,644	$137,626	$5,059	$300,329	$—	$300,329

In millions of dollars at December 31, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$2,839	$2,166	$5,005	$—	$5,005
Mortgage servicing rights	—	—	1,781	1,781	—	1,781
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$7,882	$180	$8,062
Cash collateral paid(5)				8
Netting of cash collateral received					$(1,949)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$7,882	$180	$8,070	$(1,949)	$6,121
Total assets	$260,938	$1,013,230	$32,637	$1,311,724	$(610,568)	$701,156
Total as a percentage of gross assets(6)	20.0%	77.5%	2.5%
Liabilities
Interest-bearing deposits	$—	$1,156	$434	$1,590	$—	$1,590
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	76,507	1,247	77,754	(40,911)	36,843
Trading account liabilities
Securities sold, not yet purchased	48,452	9,176	199	57,827	—	57,827
Other trading liabilities	—	2,093	—	2,093	—	2,093
Total trading liabilities	$48,452	$11,269	$199	$59,920	$—	$59,920
Trading account derivatives
Interest rate contracts	$5	$393,321	$2,578	$395,904
Foreign exchange contracts	6	133,404	503	133,913
Equity contracts	2,244	21,875	2,397	26,516
Commodity contracts	263	17,329	2,961	20,553
Credit derivatives	—	30,682	3,486	34,168
Total trading derivatives	$2,518	$596,611	$11,925	$611,054
Cash collateral received(7)				$13,628
Netting agreements					$(524,481)
Netting of cash collateral paid					(42,609)
Total trading derivatives	$2,518	$596,611	$11,925	$624,682	$(567,090)	$57,592
Short-term borrowings	$—	$1,198	$9	$1,207	$—	$1,207
Long-term debt	—	17,750	7,543	25,293	—	25,293
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,626	$14	$1,640
Cash collateral received(8)				37
Netting of cash collateral paid					$(53)
Non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,626	$14	$1,677	$(53)	$1,624
Total liabilities	$50,970	$706,117	$21,371	$792,123	$(608,054)	$184,069
Total as a percentage of gross liabilities(6)	6.5%	90.7%	2.7%

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

(5)	Reflects the net amount of $61 million of gross cash collateral paid, of which $53 million was used to offset non-trading derivative liabilities.

(6)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(7)	Reflects the net amount of $56,855 million of gross cash collateral received, of which $43,227 million was used to offset trading derivative assets.

(8)	Reflects the net amount of $1,986 million of gross cash collateral received, of which $1,949 million was used to offset non-trading derivative assets.

(9)
Includes positions related to investments in unallocated precious metals, as discussed in Note 21 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2016 and 2015. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
The Company often hedges positions with offsetting positions that are classified in a different level. For example, the gains and losses for assets and liabilities in the Level 3 category presented in the tables below do not reflect the effect of offsetting losses and gains on hedging instruments that may be classified in the Level 1 or Level 2 categories. In addition, the Company hedges items classified in the Level 3 category with instruments also classified in Level 3 of the fair value hierarchy. The hedged items and related hedges are presented gross in the following tables:

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,819	$(6)	$—	$—	$—	$5	$—	$—	$(505)	$1,313	$(3)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	730	1	—	67	(387)	96	—	(286)	7	228	—
Residential	801	116	—	5	(66)	18	—	(433)	—	441	(58)
Commercial	390	2	—	1	(107)	309	—	(151)	—	444	6
Total trading mortgage-backed securities	$1,921	$119	$—	$73	$(560)	$423	$—	$(870)	$7	$1,113	$(52)
U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$—	$—	$(2)	$—	$1	$—
State and municipal	117	18	—	118	(37)	56	—	(115)	—	157	(1)
Foreign government	81	(19)	—	—	—	24	—	(23)	—	63	1
Corporate	405	39	—	49	(26)	414	—	(208)	12	685	(31)
Equity securities	3,970	348	—	12	(811)	102	—	(61)	—	3,560	(371)
Asset-backed securities	2,670	47	—	38	(42)	783	—	(747)	—	2,749	(58)
Other trading assets	2,839	12	—	296	(897)	966	9	(628)	(17)	2,580	(63)
Total trading non-derivative assets	$12,006	$564	$—	$586	$(2,373)	$2,768	$9	$(2,654)	$2	$10,908	$(575)
Trading derivatives, net(4)
Interest rate contracts	$(374)	$(82)	$—	$(59)	$77	$5	$—	$(37)	$(93)	$(563)	$(143)
Foreign exchange contracts	(29)	10	—	69	(13)	52	—	(50)	50	89	149
Equity contracts	(1,071)	29	—	14	123	17	—	(28)	(51)	(967)	(189)
Commodity contracts	(2,017)	(76)	—	(379)	74	3	—	5	91	(2,299)	(285)
Credit derivatives	(754)	(651)	—	32	26	(4)	—	(35)	367	(1,019)	450
Total trading derivatives, net(4)	$(4,245)	$(770)	$—	$(323)	$287	$73	$—	$(145)	$364	$(4,759)	$(18)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2016
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$94	$—	$(4)	$3	$(10)	$6	$—	$—	$—	$89	$(1)
Residential	25	—	1	49	—	1	—	(23)	—	53	—
Commercial	5	—	(1)	—	(4)	—	—	—	—	—	—
Total investment mortgage-backed securities	$124	$—	$(4)	$52	$(14)	$7	$—	$(23)	$—	$142	$(1)
U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$—	$—	$(1)	$—	$2	$—
State and municipal	2,016	—	(54)	5	(338)	60	—	(33)	—	1,656	40
Foreign government	141	—	(14)	5	—	42	—	(29)	—	145	(5)
Corporate	460	—	42	1	(18)	412	—	(8)	(365)	524	(1)
Equity securities	128	—	11	—	—	—	—	(129)	—	10	—
Asset-backed securities	597	—	(88)	3	(25)	121	—	(7)	81	682	88
Other debt securities	5	—	—	10	—	1	—	(5)	—	11	—
Non-marketable equity securities	1,139	—	54	53	(23)	1	—	(14)	(29)	1,181	(9)
Total investments	$4,613	$—	$(53)	$129	$(418)	$644	$—	$(249)	$(313)	$4,353	$112
Loans	$1,234	$—	$89	$24	$(196)	$93	$—	$(137)	$(25)	$1,082	$(179)
Mortgage servicing rights	1,324	—	13	—	—	—	43	(32)	(78)	1,270	15
Other financial assets measured on a recurring basis	111	—	31	1	(41)	1	72	(4)	(105)	66	(69)
Liabilities
Interest-bearing deposits	$433	$—	$41	$—	$(100)	$—	$—	$—	$(32)	$260	$42
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,107	10	—	—	(150)	—	—	11	(35)	923	8
Trading account liabilities
Securities sold, not yet purchased	12	(30)	—	21	(42)	(9)	—	142	5	159	(30)
Other trading liabilities	—	—	—	1	—	—	—	—	—	1	—
Short-term borrowings	53	(9)	—	1	(32)	—	15	—	(14)	32	2
Long-term debt	9,138	(191)	—	947	(1,550)	—	1,719	—	(1,263)	9,182	(191)
Other financial liabilities measured on a recurring basis	5	—	(26)	2	—	(1)	—	—	—	32	(2)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,337	$2	$—	$—	$(28)	$508	$—	$—	$(506)	$1,313	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	744	13	—	485	(969)	857	—	(920)	18	228	4
Residential	1,326	104	—	134	(153)	275	—	(1,239)	(6)	441	23
Commercial	517	15	—	180	(209)	661	—	(720)	—	444	(23)
Total trading mortgage-backed securities	$2,587	$132	$—	$799	$(1,331)	$1,793	$—	$(2,879)	$12	$1,113	$4
U.S. Treasury and federal agency securities	$1	$—	$—	$2	$—	$—	$—	$(2)	$—	$1	$—
State and municipal	351	26	—	136	(253)	224	—	(327)	—	157	—
Foreign government	197	(27)	—	2	(17)	99	—	(191)	—	63	(2)
Corporate	376	323	—	129	(102)	748	—	(796)	7	685	58
Equity securities	3,684	(187)	—	279	(871)	851	—	(196)	—	3,560	(125)
Asset-backed securities	2,739	181	—	195	(237)	1,969	—	(2,098)	—	2,749	87
Other trading assets	2,483	(104)	—	1,754	(2,379)	2,323	7	(1,468)	(36)	2,580	136
Total trading non-derivative assets	$12,418	$344	$—	$3,296	$(5,190)	$8,007	$7	$(7,957)	$(17)	$10,908	$158
Trading derivatives, net(4)
Interest rate contracts	(495)	(408)	—	250	116	147	(18)	(140)	(15)	(563)	84
Foreign exchange contracts	620	(667)	—	73	(73)	158	—	(141)	119	89	(428)
Equity contracts	(800)	137	—	78	(305)	63	38	(99)	(79)	(967)	191
Commodity contracts	(1,861)	(357)	—	(428)	48	359	—	(347)	287	(2,299)	11
Credit derivatives	307	(1,803)	—	(82)	3	38	—	(35)	553	(1,019)	(1,272)
Total trading derivatives, net(4)	$(2,229)	$(3,098)	$—	$(109)	$(211)	$765	$20	$(762)	$865	$(4,759)	$(1,414)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2016
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$139	$—	$(29)	$15	$(72)	$46	$—	$(9)	$(1)	$89	$49
Residential	4	—	2	49	—	26	—	(28)	—	53	1
Commercial	2	—	(1)	6	(7)	—	—	—	—	—	—
Total investment mortgage-backed securities	$145	$—	$(28)	$70	$(79)	$72	$—	$(37)	$(1)	$142	$50
U.S. Treasury and federal agency securities	$4	$—	$—	$—	$—	$—	$—	$(2)	$—	$2	$—
State and municipal	2,192	—	108	396	(1,121)	300	—	(219)	—	1,656	45
Foreign government	260	—	5	38	—	145	—	(300)	(3)	145	1
Corporate	603	—	87	6	(63)	506	—	(250)	(365)	524	1
Equity securities	124	—	11	4	—	—	—	(129)	—	10	—
Asset-backed securities	596	—	(53)	3	(48)	325	—	(222)	81	682	(35)
Other debt securities	—	—	—	10	—	6	—	(5)	—	11	—
Non-marketable equity securities	1,135	—	78	104	(23)	19	—	(14)	(118)	1,181	29
Total investments	$5,059	$—	$208	$631	$(1,334)	$1,373	$—	$(1,178)	$(406)	$4,353	$91
Loans	$2,166	$—	$31	$113	$(734)	$663	$219	$(812)	$(564)	$1,082	$383
Mortgage servicing rights	$1,781	$—	$(349)	$—	$—	$—	$111	$(18)	$(255)	$1,270	$(154)
Other financial assets measured on a recurring basis	$180	$—	$64	$41	$(46)	$1	$202	$(128)	$(248)	$66	$(260)
Liabilities
Interest-bearing deposits	$434	$—	$76	$322	$(309)	$—	$5	$—	$(116)	$260	$42
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,247	(11)	—	—	(150)	—	—	27	(212)	923	(24)
Trading account liabilities
Securities sold, not yet purchased	199	(16)	—	118	(85)	(70)	(41)	212	(190)	159	(61)
Other trading liabilities	—	—	—	1	—	—	—	—	—	1	—
Short-term borrowings	9	(36)	—	18	(36)	—	56	—	(51)	32	2
Long-term debt	7,543	(217)	—	2,168	(3,393)	—	4,591	61	(2,005)	9,182	(277)
Other financial liabilities measured on a recurring basis	14	—	(33)	2	(10)	(7)	2	—	(2)	32	(7)

(1)
Changes in fair value for available-for-sale investments are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2016.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2015
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,070	$66	$—	$279	$—	$—	$—	$—	$—	$1,415	$1
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$611	$1	$—	$208	$(212)	$166	$—	$(131)	$9	$652	$2
Residential	2,206	37	—	57	(119)	294	—	(450)	—	2,025	1
Commercial	368	3	—	20	(60)	30	—	(139)	—	222	1
Total trading mortgage-backed securities	$3,185	$41	$—	$285	$(391)	$490	$—	$(720)	$9	$2,899	$4
U.S. Treasury and federal agency securities	$—	$—	$—	$1	$—	$2	$—	$—	$—	$3	$—
State and municipal	249	9	—	8	(22)	39	—	(6)	—	277	—
Foreign government	82	(1)	—	25	—	19	—	(40)	—	85	(1)
Corporate	708	(19)	—	53	(177)	94	—	(268)	—	391	(6)
Equity securities	2,741	75	—	148	(52)	438	—	(66)	—	3,284	16
Asset-backed securities	4,236	66	—	53	(109)	827	—	(1,696)	—	3,377	11
Other trading assets	3,098	(45)	—	124	(816)	457	9	(520)	(19)	2,288	27
Total trading non-derivative assets	$14,299	$126	$—	$697	$(1,567)	$2,366	$9	$(3,316)	$(10)	$12,604	$51
Trading derivatives, net(4)
Interest rate contracts	(423)	(205)	—	(1)	2	(5)	—	—	(8)	(640)	(61)
Foreign exchange contracts	391	206	—	(4)	106	102	—	(92)	(42)	667	83
Equity contracts	(355)	272	—	(31)	(108)	172	—	(184)	(218)	(452)	187
Commodity contracts	(1,727)	(166)	—	31	(21)	—	—	—	36	(1,847)	(196)
Credit derivatives	(574)	457	—	52	64	—	—	—	90	89	196
Total trading derivatives, net(4)	$(2,688)	$564	$—	$47	$43	$269	$—	$(276)	$(142)	$(2,183)	$209
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$96	$—	$(4)	$29	$(68)	$62	$—	$(1)	$—	$114	$(4)
Residential	10	—	—	—	—	—	—	(10)	—	—	—
Commercial	—	—	—	2	—	—	—	—	—	2	—
Total investment mortgage-backed securities	$106	$—	$(4)	$31	$(68)	$62	$—	$(11)	$—	$116	$(4)
U.S. Treasury and federal agency securities	$5	$—	$—	$—	$—	$6	$—	$(1)	$—	$10	$—
State and municipal	2,153	—	11	305	(268)	253	—	(189)	(100)	2,165	(4)
Foreign government	493	—	(7)	3	(156)	74	—	(164)	—	243	—
Corporate	698	—	(38)	4	—	53	—	(75)	(1)	641	(35)
Equity securities	483	—	31	5	—	7	—	(81)	—	445	10
Asset-backed securities	503	—	(8)	45	—	18	—	—	—	558	(5)
Other debt securities	—	—	—	—	—	10	—	—	—	10	—
Non-marketable equity securities	1,238	—	14	1	—	1	—	—	(12)	1,242	18
Total investments	$5,679	$—	$(1)	$394	$(492)	$484	$—	$(521)	$(113)	$5,430	$(20)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2015
Loans	$3,840	$—	$(125)	$—	$(720)	$162	$69	$(121)	$(450)	$2,655	$(7)
Mortgage servicing rights	1,924	—	(131)	—	—	—	55	4	(86)	1,766	(129)
Other financial assets measured on a recurring basis	139	—	78	7	(11)	1	67	(7)	(82)	192	(12)
Liabilities
Interest-bearing deposits	$347	$—	$(108)	$—	$—	$—	$12	$—	$(9)	$458	$(204)
Federal funds purchased and securities loaned or sold under agreements to repurchase	965	(1)	—	—	—	—	—	292	1	1,259	(1)
Trading account liabilities
Securities sold, not yet purchased	257	63	—	66	(9)	—	—	103	(120)	234	(9)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	133	(9)	—	4	(3)	—	10	—	(51)	102	(12)
Long-term debt	7,665	194	—	995	(736)	—	679	—	(214)	8,195	(180)
Other financial liabilities measured on a recurring basis	4	—	(1)	2	—	(1)	1	2	(4)	5	1

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2015
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,398	$(69)	$—	$279	$(2,856)	$784	$—	$—	$(121)	$1,415	$1
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,085	30	—	690	(1,062)	505	—	(619)	23	652	1
Residential	2,680	243	—	235	(401)	1,423	—	(2,155)	—	2,025	(97)
Commercial	440	16	—	176	(138)	442	—	(714)	—	222	(9)
Total trading mortgage-backed securities	$4,205	$289	$—	$1,101	$(1,601)	$2,370	$—	$(3,488)	$23	$2,899	$(105)
U.S. Treasury and federal agency securities	$—	$—	$—	$1	$—	$2	$—	$—	$—	$3	$—
State and municipal	241	(1)	—	35	(29)	48	—	(17)	—	277	2
Foreign government	206	(4)	—	52	(100)	124	—	(139)	(54)	85	2
Corporate	820	185	—	107	(262)	605	—	(1,053)	(11)	391	24
Equity securities	2,219	29	—	310	(240)	1,180	—	(214)	—	3,284	93
Asset-backed securities	3,294	299	—	623	(224)	3,586	—	(4,201)	—	3,377	74
Other trading assets	4,372	15	—	441	(2,744)	2,089	41	(1,887)	(39)	2,288	34
Total trading non-derivative assets	$15,357	$812	$—	$2,670	$(5,200)	$10,004	$41	$(10,999)	$(81)	$12,604	$124
Trading derivatives, net(4)
Interest rate contracts	$(211)	$(633)	$—	$(137)	$(37)	$13	$—	$166	$199	$(640)	$117
Foreign exchange contracts	778	(218)	—	(5)	25	276	—	(270)	81	667	95
Equity contracts	(863)	594	—	(54)	8	322	—	(324)	(135)	(452)	47
Commodity contracts	(1,622)	(556)	—	214	(11)	—	—	—	128	(1,847)	(361)
Credit derivatives	(743)	335	—	83	72	—	—	(3)	345	89	219
Total trading derivatives, net(4)	$(2,661)	$(478)	$—	$101	$57	$611	$—	$(431)	$618	$(2,183)	$117
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$38	$—	$(4)	$133	$(113)	$62	$—	$(2)	$—	$114	$(4)
Residential	8	—	(1)	—	—	11	—	(18)	—	—	—
Commercial	1	—	—	4	(3)	—	—	—	—	2	—
Total investment mortgage-backed securities	$47	$—	$(5)	$137	$(116)	$73	$—	$(20)	$—	$116	$(4)
U.S. Treasury and federal agency securities	$6	$—	$—	$—	$—	$6	$—	$(2)	$—	$10	$—
State and municipal	2,180	—	4	464	(506)	652	—	(529)	(100)	2,165	(35)
Foreign government	678	—	41	(5)	(261)	558	—	(498)	(270)	243	—
Corporate	672	—	8	6	(44)	122	—	(88)	(35)	641	(38)
Equity securities	681	—	(55)	12	(10)	7	—	(190)	—	445	10
Asset-backed securities	549	—	(28)	45	(58)	51	—	(1)	—	558	(6)
Other debt securities	—	—	—	—	—	10	—	—	—	10	—
Non-marketable equity securities	1,460	—	4	76	6	5	—	(53)	(256)	1,242	74
Total investments	$6,273	$—	$(31)	$735	$(989)	$1,484	$—	$(1,381)	$(661)	$5,430	$1

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2015
Loans	$3,108	$—	$(199)	$689	$(805)	$736	$432	$(496)	$(810)	$2,655	$16
Mortgage servicing rights	1,845	—	62	—	—	—	165	(37)	(269)	1,766	(390)
Other financial assets measured on a recurring basis	78	—	94	87	(18)	4	165	(21)	(197)	192	453
Liabilities
Interest-bearing deposits	$486	$—	$(7)	$—	$—	$—	$12	$—	$(47)	$458	$(250)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,043	(24)	—	—	—	—	—	285	(93)	1,259	—
Trading account liabilities
Securities sold, not yet purchased	424	41	—	263	(196)	—	—	260	(476)	234	(22)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	344	1	—	21	(18)	—	59	—	(303)	102	(15)
Long-term debt	7,290	562	—	2,081	(2,774)	—	3,080	—	(920)	8,195	(230)
Other financial liabilities measured on a recurring basis	7	—	(8)	2	(4)	(3)	3	2	(10)	5	—

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

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.
Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period June 30, 2016 to September 30, 2016:

•	Transfers of Other trading assets of $0.3 billion from Level 2 to Level 3, and of $0.9 billion from Level 3 to Level 2, related to trading loans, reflecting changes in the volume of market quotations.

•
Transfers of Long-term debt of $0.9 billion from Level 2 to Level 3, and of $1.6 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

The following were the significant Level 3 transfers for the period December 31, 2015 to September 30, 2016:

•
Transfers of Trading mortgage-backed securities of $0.5 billion from Level 2 to Level 3, and of $1.0 billion from Level 3 to Level 2, related to Agency Guaranteed MBS securities, reflecting changes in the volume of market quotations.

•	Transfers of Other trading assets of $1.8 billion from Level 2 to Level 3, and of $2.4 billion from Level 3 to Level 2, related to trading loans, reflecting changes in the volume of market quotations.

•
Transfers of Long-term debt of $2.2 billion from Level 2 to Level 3, and of $3.4 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

•	Transfers of State and municipal of $1.1 billion from Level 3 to Level 2, mainly related to changes in the volume of market quotations.

There were no significant Level 3 transfers for the period from June 30, 2015 to September 30, 2015.

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

As of September 30, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,313	Model-based	Interest rate	(0.47)%	1.40%	(0.39)%
IR normal volatility	32.32%	80.41%	68.61%
Mortgage-backed securities	$659	Price-based	Price	$6.65	$118.45	$75.90
547	Yield analysis	Yield	0.11%	16.08%	4.19%
State and municipal, foreign government, corporate and other debt securities	$3,595	Price-based	Price	$7.00	$106.00	$93.73
1,699	Cash flow	Credit spread	35 bps	600 bps	228 bps
Equity securities(5)	$3,404	Model-based	WAL	4 years	4 years	4 years
Asset-backed securities	$3,285	Price-based	Price	$6.25	$100.00	$73.98
Non-marketable equity	$603	Comparables analysis	EBITDA multiples	7.00	x	10.40	x	8.66	x
539	Price-based	Discount to price	—%	73.80%	11.23%
Price-to-book ratio	0.32%	2.10%	1.11%
Price	$—	$113.23	$39.02
Derivatives—gross(6)
Interest rate contracts (gross)	$7,228	Model-based	IR normal volatility	15.10%	75.30%	56.39%
Mean reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$1,237	Model-based	Foreign exchange (FX) volatility	3.61%	25.47%	9.84%
174	Cash flow	IR-IR correlation	40.00%	40.00%	40.00%
IR-FX correlation	40.00%	60.00%	50.00%
Credit spread	15 bps	537 bps	179 bps
Equity contracts (gross)(7)	$3,562	Model-based	Equity volatility	0.37%	59.43%	18.82%
Equity forward	66.94%	111.91%	90.91%
Forward price	22.38%	104.46%	98.37%
WAL	4 years	4 years	4 years
Equity-IR correlation	(35.00)%	71.00%	(11.50)%
Commodity contracts (gross)	$3,499	Model-based	Forward price	42.00%	387.95%	133.57%
Commodity volatility	2.00%	49.32%	21.38%
Commodity correlation	(43.68)%	92.17%	20.00%
Credit derivatives (gross)	$3,482	Model-based	Recovery rate	15.27%	75.00%	37.56%
1,449	Price-based	Credit correlation	5.00%	65.00%	35.53%
Upfront points	10.11%	99.95%	67.49%
Price	$1.00	$621.00	$86.26
Credit spread	5 bps	1,613 bps	285 bps
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$99	Model-based	Redemption rate	5.05%	99.50%	73.31%
Interest rate	0.36%	0.38%	0.37%
Loans	$455	Model-based	Price	$—	$111.68	$11.12
395	Price-based	Credit spread	4 bps	500 bps	76 bps
222	Yield Analysis	Yield	1.75%	4.40%	2.92%
Mortgage servicing rights	$1,178	Cash flow	Yield	1.62%	18.52%	8.64%
WAL	3.17 years	6.07 years	4.77 years

As of September 30, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Liabilities
Interest-bearing deposits	$260	Model-based	Mean reversion	1.00%	20.00%	10.50%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$923	Model-based	Interest rate	0.15%	1.40%	1.11%
Trading account liabilities
Securities sold, not yet purchased	$195	Price-based	Price	$—	$621.00	$86.97
			Forward price	42.00%	387.95%	131.84%
			Commodity correlation	(43.68)%	92.17%	20.00%
			Commodity volatility	2.00%	49.32%	21.30%
Short-term borrowings and long-term debt	$9,241	Model-based	Equity volatility	7.55%	41.94%	19.85%
			Mean Reversion	1.00%	20.00%	10.49%
			Forward price	88.11%	198.89%	113.04%
			Commodity correlation	(43.68)%	92.17%	20.00%
			Commodity volatility	2.00%	49.32%	21.38%

As of December 31, 2015	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,337	Model-based	IR log-normal volatility	29.02%	137.02%	37.90%
Interest rate	—%	2.03%	0.27%
Mortgage-backed securities	$1,287	Price-based	Price	$3.45	$109.21	$78.25
1,377	Yield analysis	Yield	0.50%	14.07%	4.83%
State and municipal, foreign government, corporate and other debt securities	$3,761	Price-based	Price	$—	$217.00	$79.41
1,719	Cash flow	Credit spread	20 bps	600 bps	251 bps
Equity securities(5)	$3,499	Model-based	WAL	1.5 years	1.5 years	1.5 years
Redemption rate	41.21%	41.21%	41.21%
Asset-backed securities	$3,075	Price-based	Price	$5.55	$100.21	$71.57
Non-marketable equity	$633	Comparables analysis	EBITDA multiples	6.80	x	10.80	x	9.05	x
473	Price-based	Discount to price	—%	90.00%	10.89%
Price-to-book ratio	0.19	x	1.09	x	0.60	x
Price	$—	$132.78	$46.66
Derivatives—gross(6)
Interest rate contracts (gross)	$4,553	Model-based	IR log-normal volatility	17.41%	137.02%	37.60%
Mean reversion	(5.52)%	20.00%	0.71%
Foreign exchange contracts (gross)	$1,326	Model-based	Foreign exchange (FX) volatility	0.38%	25.73%	11.63%
275	Cash flow	Interest rate	7.50%	7.50%	7.50%
Forward price	1.48%	138.09%	56.80%
Credit spread	3 bps	515 bps	235 bps
IR-IR correlation	(51.00)%	77.94%	32.91%
IR-FX correlation	(20.30)%	60.00%	48.85%
Equity contracts (gross)(7)	$3,976	Model-based	Equity volatility	11.87%	49.57%	27.33%
Equity-FX correlation	(88.17)%	65.00%	(21.09)%
Equity forward	82.72%	100.53%	95.20%
Equity-equity correlation	(80.54)%	100.00%	49.54%
Commodity contracts (gross)	$4,061	Model-based	Forward price	35.09%	299.32%	112.98%

As of December 31, 2015	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Commodity volatility	5.00%	83.00%	24.00%
			Commodity correlation	(57.00)%	91.00%	30.00%
Credit derivatives (gross)	$5,849	Model-based	Recovery rate	1.00%	75.00%	32.49%
	1,424	Price-based	Credit correlation	5.00%	90.00%	43.48%
			Price	$0.33	$101.00	$61.52
			Credit spread	1 bps	967 bps	133 bps
			Upfront points	7.00%	99.92%	66.75%
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$194	Model-based	Recovery rate	7.00%	40.00%	10.72%
			Redemption rate	27.00%	99.50%	74.80%
			Interest rate	5.26%	5.28%	5.27%
Loans	$750	Price-based	Yield	1.50%	4.50%	2.52%
	892	Model-based	Price	$—	$106.98	$40.69
	524	Cash flow	Credit spread	29 bps	500 bps	105 bps
Mortgage servicing rights	$1,690	Cash flow	Yield	—%	23.32%	6.83%
			WAL	3.38 years	7.48 years	5.5 years
Liabilities
Interest-bearing deposits	$434	Model-based	Equity-IR correlation	23.00%	39.00%	34.51%
			Forward price	35.09%	299.32%	112.72%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,245	Model-based	Interest rate	1.27%	2.02%	1.92%
Trading account liabilities
Securities sold, not yet purchased	$152	Price-based	Price	$—	$217.00	$87.78
Short-term borrowings and long-term debt	$7,004	Model-based	Mean reversion	(5.52)%	20.00%	7.80%
			Equity volatility	9.55%	42.56%	22.26%
			Equity forward	82.72%	100.80%	94.48%
			Equity-equity correlation	(80.54)%	100.00%	49.16%
			Forward price	35.09%	299.32%	106.32%
			Equity-FX correlation	(88.20)%	56.85%	(31.76)%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price and fund NAV inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following table presents the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded during the three months ended:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2016
Loans held-for-sale	$8,665	$6,677	$1,988
Other real estate owned	80	17	63
Loans(1)	983	519	464
Total assets at fair value on a nonrecurring basis	$9,728	$7,213	$2,515

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2015
Loans held-for-sale	$10,326	$6,752	$3,574
Other real estate owned	107	15	92
Loans(1)	1,173	836	337
Total assets at fair value on a nonrecurring basis	$11,606	$7,603	$4,003

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate secured loans.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of September 30, 2016	Fair value(1) (in millions)	Methodology	Input	Low(5)	High	Weighted average(2)
Loans held-for-sale	$1,988	Price-based	Price	$—	$100.00	$93.47
Other real estate owned	$62	Price-based	Discount to price(4)	0.34%	13.00%	2.96%
			Price	58.91	68.50	59.42
Loans(3)	$347	Cashflow	Price	$3.00	$105.00	$55.67
	278	Price-based	Discount to price(4)	13.00%	13.00%	13.00%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair values of the instruments.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

(5)	Some inputs are shown as zero due to rounding.

As of December 31, 2015	Fair value(1) (in millions)	Methodology	Input	Low(5)	High	Weighted average(2)
Loans held-for-sale	$3,486	Price-based	Price	$—	$100.00	$81.05
Other real estate owned	$90	Price-based	Discount to price(4)	0.34%	13.00%	2.86%
	2		Appraised value	$—	$8,518,230	$3,813,045
Loans(3)	$157	Recovery analysis	Recovery rate	11.79%	60.00%	23.49%
	87	Price-based	Discount to price(4)	13.00%	34.00%	7.99%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair values of the instruments.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

(5)	Some inputs are shown as zero due to rounding.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended September 30,
In millions of dollars	2016	2015
Loans held-for-sale	$(17)	$(7)
Other real estate owned	(4)	(5)
Loans(1)	(42)	(72)
Total nonrecurring fair value gains (losses)	$(63)	$(84)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate loans.

	Nine Months Ended September 30,
In millions of dollars	2016	2015
Loans held-for-sale	$(15)	$(7)
Other real estate owned	(6)	(12)
Loans(1)	(110)	(220)
Total nonrecurring fair value gains (losses)	$(131)	$(239)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate loans.

(2)	Represents net impairment losses related to an equity investment.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The table below presents the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The table below therefore excludes items measured at fair value on a recurring basis presented in the tables above.

	September 30, 2016		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$44.8	$46.1	$1.6	$42.6	$1.9
Federal funds sold and securities borrowed or purchased under agreements to resell	92.4	92.4	—	86.2	6.2
Loans(1)(2)	620.1	617.9	—	8.4	609.5
Other financial assets(2)(3)	214.6	214.6	7.2	148.8	58.6
Liabilities
Deposits	$938.8	$937.3	$—	$781.9	$155.4
Federal funds purchased and securities loaned or sold under agreements to repurchase	110.2	110.2	—	109.6	0.6
Long-term debt(4)	181.5	186.3	—	156.1	30.2
Other financial liabilities(5)	115.3	115.3	—	15.7	99.6

	December 31, 2015		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$41.7	$42.7	$3.5	$36.4	$2.8
Federal funds sold and securities borrowed or purchased under agreements to resell	81.7	81.7	—	77.4	4.3
Loans(1)(2)	597.5	599.4	—	6.0	593.4
Other financial assets(2)(3)	186.5	186.5	6.9	126.2	53.4
Liabilities
Deposits	$906.3	$896.7	$—	$749.4	$147.3
Federal funds purchased and securities loaned or sold under agreements to repurchase	109.7	109.7	—	109.4	0.3
Long-term debt(4)	176.0	180.8	—	153.8	27.0
Other financial liabilities(5)	97.6	97.6	—	18.0	79.6

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.4 billion for September 30, 2016 and $12.6 billion for December 31, 2015. In addition, the carrying values exclude $1.9 billion and $2.4 billion of lease finance receivables at September 30, 2016 and December 31, 2015, respectively.

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

The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2016 and December 31, 2015 were liabilities of $4.4 billion and $7.0 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value gains (losses) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2016	2015	2016	2015
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell selected portfolios of securities purchased under agreements to resell and securities borrowed	$(54)	$1	$(7)	$(92)
Trading account assets	571	(676)	509	(449)
Investments	(4)	3	(25)	52
Loans
Certain corporate loans(1)	5	(164)	65	(173)
Certain consumer loans(1)	1	—	—	2
Total loans	$6	$(164)	$65	$(171)
Other assets
MSRs	$13	$(140)	$(349)	$51
Certain mortgage loans held for sale(2)	100	95	271	267
Other assets	6	—	376	—
Total other assets	$119	$(45)	$298	$318
Total assets	$638	$(881)	$840	$(342)
Liabilities
Interest-bearing deposits	$(16)	$(107)	$(84)	$(74)
Federal funds purchased and securities loaned or sold under agreements to repurchase selected portfolios of securities sold under agreements to repurchase and securities loaned	32	(5)	24	(3)
Trading account liabilities	4	(51)	101	(66)
Short-term borrowings	(173)	14	(207)	(54)
Long-term debt	(305)	246	(845)	701
Total liabilities	$(458)	$97	$(1,011)	$504

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810, Consolidation (SFAS 167), on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

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
The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) was a loss of $319 million and a gain of $264 million for the three months ended September 30, 2016 and 2015, and gains of $8 million and $582 million for the nine months ended September 30, 2016 and 2015, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above. Effective January 1, 2016, changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI; previously these amounts were recognized in Citigroup’s Revenues and Net income along with all other changes in fair value. See Note 1 to the Consolidated Financial Statements for additional information.

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

The following table provides information about certain credit products carried at fair value:

	September 30, 2016		December 31, 2015
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,561	$3,970	$9,314	$5,005
Aggregate unpaid principal balance in excess of fair value	700	47	980	280
Balance of non-accrual loans or loans more than 90 days past due	—	1	5	2
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	1	13	1
In addition to the amounts reported above, $1,463 million and $2,113 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2016 and December 31, 2015, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2016 and 2015 due to instrument-specific credit risk totaled to a gain of $83 million and loss of $203 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.7 billion and $0.6 billion at September 30, 2016 and December 31, 2015, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of September 30, 2016, there were approximately $18.2 billion and $14.6 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	September 30, 2016	December 31, 2015
Carrying amount reported on the Consolidated Balance Sheet	$1,031	$745
Aggregate fair value in excess of unpaid principal balance	39	20
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—
The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2016 and 2015 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	September 30, 2016	December 31, 2015
Interest rate linked	$11.0	$9.6
Foreign exchange linked	0.2	0.3
Equity linked	12.1	9.9
Commodity linked	1.1	1.4
Credit linked	0.9	1.6
Total	$25.3	$22.8
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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	September 30, 2016	December 31, 2015
Carrying amount reported on the Consolidated Balance Sheet	$27,535	$25,293
Aggregate unpaid principal balance in excess of (less than) fair value	(148)	1,569
The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	September 30, 2016	December 31, 2015
Carrying amount reported on the Consolidated Balance Sheet	$2,599	$1,207
Aggregate unpaid principal balance in excess of (less than) fair value	(52)	130

22.   GUARANTEES AND COMMITMENTS
Citi provides a variety of guarantees and indemnifications to its customers to enhance their credit standing and enable them to complete a wide variety of business transactions. For certain contracts meeting the definition of a guarantee, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee.
In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a total default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees. For additional information regarding Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from the tables below, see Note 27 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
The following tables present information about Citi’s guarantees at September 30, 2016 and December 31, 2015:

	Maximum potential amount of future payments
In billions of dollars at September 30, 2016 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.8	$69.3	$95.1	$170
Performance guarantees	7.7	3.8	11.5	19
Derivative instruments considered to be guarantees	4.5	78.4	82.9	954
Loans sold with recourse	—	0.2	0.2	13
Securities lending indemnifications(1)	83.9	—	83.9	—
Credit card merchant processing(1)(2)	83.3	—	83.3	—
Credit card arrangements with partners	—	1.5	1.5	206
Custody indemnifications and other	0.1	47.1	47.2	58
Total	$205.3	$200.3	$405.6	$1,420

	Maximum potential amount of future payments
In billions of dollars at December 31, 2015 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$23.8	$73.0	$96.8	$152
Performance guarantees	7.4	4.1	11.5	23
Derivative instruments considered to be guarantees	3.6	74.9	78.5	1,779
Loans sold with recourse	—	0.2	0.2	17
Securities lending indemnifications(1)	79.0	—	79.0	—
Credit card merchant processing(1)(2)	84.2	—	84.2	—
Custody indemnifications and other	—	51.7	51.7	56
Total	$198.0	$203.9	$401.9	$2,027

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

(2)
At September 30, 2016 and December 31, 2015, this maximum potential exposure was estimated to be $83 billion and $84 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
The repurchase reserve was approximately $114 million and
$152 million at September 30, 2016 and December 31, 2015,
respectively, and these amounts are included in Other
liabilities on the Consolidated Balance Sheet.

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

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss
experience. At September 30, 2016 and December 31, 2015, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a
condition of membership, many of these VTNs require that
members stand ready to pay a pro rata share of the losses
incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the

VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have
not yet occurred. Citi believes the risk of loss is remote
given historical experience with the VTNs. Accordingly,
Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the
Consolidated Balance Sheet as of September 30, 2016 or
December 31, 2015 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder
claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies)
that is fully reinsured by another insurance company. The
reinsurer has funded two trusts with securities whose fair
value (approximately $7.4 billion at September 30, 2016,
compared to $6.3 billion at December 31, 2015) is designed
to cover the insurance company’s statutory liabilities for the
LTC policies. The assets in these trusts are evaluated and
adjusted periodically to ensure that the fair value of the
assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities
change over time.
If the reinsurer fails to perform under the reinsurance
agreement for any reason, including insolvency, and the
assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the
ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would
have to occur before Citi would become responsible for any
payment to the ceding insurance company pursuant to its
indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability
reflected in the Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

Futures and over-the-counter derivatives clearing
Citi provides clearing services for clients executing
exchange-traded futures and over-the-counter (OTC)
derivatives contracts with central counterparties (CCPs).
Based on all relevant facts and circumstances, Citi has
concluded that it acts as an agent for accounting purposes in its role as clearing member for these client transactions. As such, Citi does not reflect the underlying exchange-traded
futures or OTC derivatives contracts in its Consolidated
Financial Statements. See Note 19 for a discussion of Citi’s derivatives activities that are reflected in its Consolidated
Financial Statements.
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial
margin and variation margin. Where Citi obtains benefits
from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and

remitted to the CCP is reflected within Brokerage Payables (payables to customers) and Brokerage Receivables
(receivables from brokers, dealers and clearing
organizations), respectively. However, for OTC derivatives
contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as a clearing member to transform cash margin into
other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial
margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total
amount of cash initial margin collected and remitted in this manner was approximately $6.0 billion and $4.3 billion as of
September 30, 2016 and December 31, 2015, respectively.
Variation margin due from clients to the respective CCP, or from the CCP to clients, reflects changes in the value of the client’s derivative contracts for each trading day. As a clearing member, Citi is exposed to the risk of nonperformance by clients (e.g., failure of a client to post variation margin to the CCP for negative changes in the
value of the client’s derivative contracts). In the event of non-performance by a client, Citi would move to close out
the client’s positions. The CCP would typically utilize initial margin posted by the client and held by the CCP, with any
remaining shortfalls required to be paid by Citi as clearing member. Citi generally holds incremental cash or securities
margin posted by the client, which would typically be
expected to be sufficient to mitigate Citi’s credit risk in the event the client fails to perform.
As required by ASC 860-30-25-5, securities collateral posted by clients is not recognized on Citi’s Consolidated Balance Sheet.

Carrying Value—Guarantees and Indemnifications
At September 30, 2016 and December 31, 2015, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.4 billion and $2.0 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other
liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $52 billion at both September 30, 2016 and December 31, 2015. Securities and other marketable assets held as collateral amounted to $37 billion and $33 billion at September 30, 2016 and December 31, 2015, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $4.1 billion and $4.2 billion at September 30, 2016 and December 31, 2015, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Performance risk
Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of September 30, 2016 and December 31, 2015. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at September 30, 2016	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$68.4	$14.1	$12.6	$95.1
Performance guarantees	6.5	4.1	0.9	11.5
Derivative instruments deemed to be guarantees	—	—	82.9	82.9
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	83.9	83.9
Credit card merchant processing	—	—	83.3	83.3
Credit card arrangements with partners	—	—	1.5	1.5
Custody indemnifications and other	47.1	0.1	—	47.2
Total	$122.0	$18.3	$265.3	$405.6

	Maximum potential amount of future payments
In billions of dollars at December 31, 2015	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$69.2	$15.4	$12.2	$96.8
Performance guarantees	6.6	4.1	0.8	11.5
Derivative instruments deemed to be guarantees	—	—	78.5	78.5
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	79.0	79.0
Credit card merchant processing	—	—	84.2	84.2
Custody indemnifications and other	51.6	0.1	—	51.7
Total	$127.4	$19.6	$254.9	$401.9

Credit Commitments and Lines of Credit

In millions of dollars	U.S.	Outside of U.S.	September 30, 2016	December 31, 2015
Commercial and similar letters of credit	$1,268	$4,209	$5,477	$6,102
One- to four-family residential mortgages	1,644	1,810	3,454	3,196
Revolving open-end loans secured by one- to four-family residential properties	11,939	1,621	13,560	14,726
Commercial real estate, construction and land development	8,414	1,593	10,007	10,522
Credit card lines	571,251	99,088	670,339	573,057
Commercial and other consumer loan commitments	161,524	91,791	253,315	271,076
Other commitments and contingencies	2,477	9,021	11,498	9,982
Total	$758,517	$209,133	$967,650	$888,661

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

23.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup’s 2015 Annual Report on Form 10-K and Note 25 to the Consolidated Financial Statements of each of Citigroup’s First Quarter of 2016 Form 10-Q and Second Quarter of 2016 Form 10-Q. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
In accordance with ASC 450, Citigroup establishes accruals for contingencies, including the litigation and regulatory matters disclosed herein, when Citigroup believes it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At September 30, 2016, Citigroup’s estimate was materially unchanged from its estimate of approximately $3.0 billion in the aggregate as of June 30, 2016.
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

Credit Crisis-Related Litigation and Other Matters
Mortgage Related Litigation and Other Matters
Mortgage Backed Security Repurchase Claims: The final payment of the settlement of representation and warranty claims reached with the trustees of 68 trusts established by Citigroup’s legacy Securities and Banking business during 2005–2008 was made in October 2016. Additional information concerning this proceeding is publicly available in court filings under docket number 653902/2014 (N.Y. Sup. Ct.) (Friedman, J.).
Mortgage Backed Securities Trustee Actions: On August 5, 2016, plaintiffs filed an amended complaint in the New York State Supreme Court action captioned FIXED INCOME SHARES: SERIES M, ET AL. v. CITIBANK N.A., which Citibank moved to dismiss on September 9, 2016. Additional information concerning this action is publicly available in court filings under the docket number 653891/2015 (N.Y. Sup. Ct.) (Ramos, J.).
On September 7, 2016, plaintiffs in the federal district court action captioned FIXED INCOME SHARES: SERIES M ET AL. v. CITIBANK N.A. submitted a stipulation of voluntary dismissal of plaintiffs’ claims as they relate to two of the three trusts in the action. Additional information concerning this action is publicly available in court filings under the docket number 14-cv-9373 (S.D.N.Y. (Furman, J.).
On September 30, 2016, Citibank’s motion to dismiss the action captioned FEDERAL DEPOSIT INSURANCE  CORPORATION AS RECEIVER FOR GUARANTY BANK v. CITIBANK N.A. was granted for lack of subject matter jurisdiction. Additional information concerning this action is publicly available in court filings under the docket number 15-cv-6574 (S.D.N.Y.) (Carter, J.).
Derivative Actions and Related Proceedings: On October 5, 2016, the court dismissed with prejudice plaintiff’s derivative complaint in IRA FOR THE BENEFIT OF VICTORIA SHAEV v. CORBAT, ET AL. Additional information concerning this action is publicly available in court filings under the docket number 652066/2016 (N.Y. Sup. Ct.) (Bransten, J.).

Lehman Brothers Bankruptcy Proceedings
On July 1, 2016, the bankruptcy court entered an order approving the parties’ settlement in LEHMAN BROTHERS FINANCE AG v. CITIBANK, N.A., ET AL. A stipulation of dismissal with prejudice was filed on July 26, 2016.  Additional information concerning this action is publicly available in court filings under the docket numbers 14-02050 and 09-10583 (Bankr. S.D.N.Y.) (Chapman, J.).

Tribune Company Bankruptcy
On September 9, 2016, Tribune noteholders filed a petition for certiorari with the U.S. Supreme Court with respect to the order of the U.S. Court of Appeals for the Second Circuit affirming the dismissal of their state-law constructive fraudulent conveyance claims against various defendants, including certain Citigroup affiliates. Additional information concerning these actions is publicly available in court filings under the docket numbers 13-3992, 13-3875, 13-4178, and 13-4196 (2d Cir.).

Depositary Receipts Conversion Litigation
Citigroup, Citibank and CGMI were sued by a purported class of persons or entities who, from January 2000 to the present, are or were holders of depositary receipts for which Citi served as the depositary bank and converted foreign-currency dividends or other distributions into U.S. dollars. Plaintiffs allege, among other things, that Citibank breached its deposit agreements by charging a spread for such conversions. Citi’s motion to dismiss was granted in part and denied in part on August 15, 2016, and only the breach of contract claim against Citibank survived the motion. Plaintiffs are seeking disgorgement of Citi’s profits, as well as compensatory, consequential and general damages. An appeal of the decision as it relates to standing and statute of limitations was filed on October 7, 2016. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 9185 (S.D.N.Y.) (McMahon, C.).

Foreign Exchange Matters
Antitrust and Other Litigation: On October 5, 2016, a preliminary approval hearing was held with respect to the plaintiffs’ proposed plan of distribution and notice in the consolidated foreign exchange case. Additional information concerning this action is publicly available in court filings under the docket number 13 Civ. 7789 (S.D.N.Y.) (Schofield, J.).
On September 2, 2016, in NYPL v. JPMORGAN CHASE & CO., ET AL., Citigroup and Related Parties, along with other defendant banks, moved to dismiss the second amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
On September 20, 2016, in ALLEN v. BANK OF AMERICA CORPORATION, ET AL., plaintiffs and settling defendants in IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION filed a joint stipulation dismissing plaintiffs’ claims with prejudice. Additional information concerning this action is publicly available in court filings under the docket numbers 13 Civ. 7789 (S.D.N.Y.) (Schofield, J.) and 15 Civ. 4285 (S.D.N.Y.) (Schofield, J.).
On August 11, 2016, in WAH ET AL. v. HSBC NORTH AMERICA HOLDINGS INC. ET AL., the court granted defendants’ motion to dismiss. On September 28, 2016, the court permitted plaintiffs to move for leave to amend the complaint by October 28, 2016. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 8974 (S.D.N.Y.) (Schofield, J.).
On September 26, 2016, investors in exchange-traded funds (ETFs) commenced a suit captioned BAKER ET AL. v. BANK OF AMERICA CORPORATION ET AL. in the United States District Court for the Southern District of New York against Citigroup, Citibank and CGMI, as well as various other banks. The complaint asserts claims under the Sherman Act, New York state antitrust law, and California state antitrust law and unfair competition law, based on alleged foreign exchange market collusion affecting ETF investments. The plaintiffs seek to certify nationwide, California and New York classes, and request damages and injunctive relief under the relevant statutes, including treble damages where applicable. Additional information concerning this action is publicly available in court filings under the docket number 16 Civ. 7512 (S.D.N.Y.) (Schofield, J.).
Derivative Actions and Related Proceedings: On August 15, 2016, plaintiffs in OKLAHOMA FIREFIGHTERS PENSION & RETIREMENT SYSTEM, ET AL. v. CORBAT, ET AL. filed an amended complaint, which the defendants moved to dismiss on September 30, 2016. Additional information concerning this action is publicly available in court filings under the docket number C.A. No. 12151-VCG (Del. Ch.) (Glasscock, Ch.).

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: On July 6, 2016, in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, Citibank and Citigroup along with the other defendants moved to dismiss all antitrust claims based on the efficient enforcer doctrine. Additional information concerning these actions is publicly available in court filings under the docket number 11 MD 2262 (S.D.N.Y.) (Buchwald, J.).
On August 16, 2016, a complaint was filed against Citigroup, Citibank, and 16 other banks in an action captioned DENNIS, ET AL. v. JPMORGAN CHASE & CO., ET AL. asserting common law claims, as well as violations of the Sherman Act, the Commodity Exchange Act, and the Racketeer Influenced and Corrupt Organizations Act. These claims are based on allegations that the banks conspired to manipulate the Bank Bill Swap Reference Rate. The plaintiffs are seeking injunctive relief, disgorgement, and damages, including treble damages where applicable. Additional information concerning this action is publicly available in court filings under the docket number 16 Civ. 06496 (S.D.N.Y.) (Kaplan, J.).

Interest Rate Swaps Matters
Regulatory Actions: The U.S. Commodity Futures Trading Commission is conducting an investigation into the trading and clearing of interest rate swaps by investment banks. Citigroup is cooperating with the investigation.

Oceanografia Fraud and Related Matters
Other Litigation: On August 23, 2016, plaintiffs filed an amended complaint in lieu of opposing Citigroup’s motion to dismiss the original complaint. In addition to re-alleging the claims that were asserted in the original complaint, the amended complaint also asserts common law claims for fraud, aiding and abetting fraud, and conspiracy on behalf of all plaintiffs. Additional information concerning this action is publicly available in court filings under the docket number 16-20725 (S.D. Fla.) (Gayles, J.).

Sovereign Securities Matters
Antitrust and Other Litigation: On October 12, 2016, a putative class action captioned LOUISIANA MUNICIPAL POLICE EMPLOYEES’ RETIREMENT SYSTEM v. BANK OF AMERICA CORPORATION ET AL. was filed in the United States District Court for the Southern District of New York against Citigroup, Citibank, CGMI and CGML and various other banks. The plaintiff asserts claims under the Sherman Act based on the defendants' alleged manipulation of the supranational, sub-sovereign, and agency bond market, and seeks disgorgement and treble damages. Additional information concerning this action is publicly available in court filings under the docket number 16 Civ. 07991 (S.D.N.Y.) (Ramos, J.).

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

24.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Citigroup amended its Registration Statement on Form S-3 on file with the SEC (File No. 33-192302) to add its wholly owned subsidiary, Citigroup Global Markets Holdings Inc. (CGMHI), as a co-registrant. Any securities issued by CGMHI under the Form S-3 will be fully and unconditionally guaranteed by Citigroup.
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, Condensed Consolidating Balance Sheet as of September 30, 2016 and December 31, 2015 and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2016 and 2015 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$4,000	$—	$—	$(4,000)	$—
Interest revenue	2	1,158	13,493	—	14,653
Interest revenue—intercompany	695	148	(843)	—	—
Interest expense	1,102	345	1,727	—	3,174
Interest expense—intercompany	61	401	(462)	—	—
Net interest revenue	$(466)	$560	$11,385	$—	$11,479
Commissions and fees	$—	$1,062	$1,582	$—	$2,644
Commissions and fees—intercompany	—	63	(63)	—	—
Principal transactions	(1,103)	1,600	1,741	—	2,238
Principal transactions—intercompany	977	(470)	(507)	—	—
Other income	482	51	866	—	1,399
Other income—intercompany	(501)	51	450	—	—
Total non-interest revenues	$(145)	$2,357	$4,069	$—	$6,281
Total revenues, net of interest expense	$3,389	$2,917	$15,454	$(4,000)	$17,760
Provisions for credit losses and for benefits and claims	$—	$—	$1,736	$—	$1,736
Operating expenses			0
Compensation and benefits	$26	$1,150	$4,027	$—	$5,203
Compensation and benefits—intercompany	8	—	(8)	—	—
Other operating	(103)	444	4,860	—	5,201
Other operating—intercompany	133	379	(512)	—	—
Total operating expenses	$64	$1,973	$8,367	$—	$10,404
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$3,325	$944	$5,351	$(4,000)	$5,620
Provision (benefit) for income taxes	(395)	345	1,783	—	1,733
Equity in undistributed income of subsidiaries	120	—	—	(120)	—
Income (loss) from continuing operations	$3,840	$599	$3,568	$(4,120)	$3,887
Loss from discontinued operations, net of taxes	—	—	(30)	—	(30)
Net income (loss) before attribution of noncontrolling interests	$3,840	$599	$3,538	$(4,120)	$3,857
Net income (loss) attributable to noncontrolling interests	—	(9)	26	—	17
Net income (loss) after attribution of noncontrolling interests	$3,840	$608	$3,512	$(4,120)	$3,840
Comprehensive income			$—
Other comprehensive income (loss)	$(1,078)	$(86)	$(1,019)	$1,105	$(1,078)
Comprehensive income	$2,762	$522	$2,493	$(3,015)	$2,762

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,600	$—	$—	$(3,600)	$—
Interest revenue	2	1,116	13,596	—	14,714
Interest revenue—intercompany	739	60	(799)	—	—
Interest expense	1,121	236	1,584	—	2,941
Interest expense—intercompany	(80)	334	(254)	—	—
Net interest revenue	$(300)	$606	$11,467	$—	$11,773
Commissions and fees	$—	$1,043	$1,689	$—	$2,732
Commissions and fees—intercompany	—	29	(29)	—	—
Principal transactions	735	4,707	(4,115)	—	1,327
Principal transactions—intercompany	(774)	(4,418)	5,192	—	—
Other income	(713)	299	3,274	—	2,860
Other income—intercompany	1,012	464	(1,476)	—	—
Total non-interest revenues	$260	$2,124	$4,535	$—	$6,919
Total revenues, net of interest expense	$3,560	$2,730	$16,002	$(3,600)	$18,692
Provisions for credit losses and for benefits and claims	$—	$—	$1,836	$—	$1,836
Operating expenses
Compensation and benefits	$(70)	$1,253	$4,138	$—	$5,321
Compensation and benefits—intercompany	24	—	(24)	—	—
Other operating	70	514	4,764	—	5,348
Other operating—intercompany	36	298	(334)	—	—
Total operating expenses	$60	$2,065	$8,544	$—	$10,669
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$3,500	$665	$5,622	$(3,600)	$6,187
Provision (benefit) for income taxes	(60)	293	1,648	—	1,881
Equity in undistributed income of subsidiaries	731	—	—	(731)	—
Income (loss) from continuing operations	$4,291	$372	$3,974	$(4,331)	$4,306
Income from discontinued operations, net of taxes	—	—	(10)	—	(10)
Net income (loss) before attribution of noncontrolling interests	$4,291	$372	$3,964	$(4,331)	$4,296
Net income (loss) attributable to noncontrolling interests	—	9	(4)	—	5
Net income (loss) after attribution of noncontrolling interests	$4,291	$363	$3,968	$(4,331)	$4,291
Comprehensive income
Other comprehensive income (loss)	$(2,153)	$12	$5,323	$(5,335)	$(2,153)
Comprehensive income	$2,138	$375	$9,291	$(9,666)	$2,138

Condensed Consolidating Statements of Income and Comprehensive Income

	Nine months ended September 30, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$9,700	$—	$—	$(9,700)	$—
Interest revenue	5	3,555	39,616	—	43,176
Interest revenue—intercompany	2,235	423	(2,658)	—	—
Interest expense	3,266	1,110	4,858	—	9,234
Interest expense—intercompany	140	1,246	(1,386)	—	—
Net interest revenue	$(1,166)	$1,622	$33,486	$—	$33,942
Commissions and fees	$—	$3,141	$4,691	$—	$7,832
Commissions and fees—intercompany	(19)	33	(14)	—	—
Principal transactions	(1,498)	3,857	3,535	—	5,894
Principal transactions—intercompany	1,018	(1,513)	495	—	—
Other income	(3,197)	178	8,214	—	5,195
Other income—intercompany	3,495	250	(3,745)	—	—
Total non-interest revenues	$(201)	$5,946	$13,176	$—	$18,921
Total revenues, net of interest expense	$8,333	$7,568	$46,662	$(9,700)	$52,863
Provisions for credit losses and for benefits and claims	$—	$—	$5,190	$—	$5,190
Operating expenses
Compensation and benefits	$18	$3,641	$12,329	$—	$15,988
Compensation and benefits—intercompany	34	—	(34)	—	—
Other operating	377	1,242	13,689	—	15,308
Other operating—intercompany	213	1,008	(1,221)	—	—
Total operating expenses	$642	$5,891	$24,763	$—	$31,296
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$7,691	$1,677	$16,709	$(9,700)	$16,377
Provision (benefit) for income taxes	(875)	539	5,271	—	4,935
Equity in undistributed income of subsidiaries	2,773	—	—	(2,773)	—
Income (loss) from continuing operations	$11,339	$1,138	$11,438	$(12,473)	$11,442
Loss from discontinued operations, net of taxes	—	—	(55)	—	(55)
Net income (loss) before attribution of noncontrolling interests	$11,339	$1,138	$11,383	$(12,473)	$11,387
Net income (loss) attributable to noncontrolling interests	—	(10)	58	—	48
Net income (loss) after attribution of noncontrolling interests	$11,339	$1,148	$11,325	$(12,473)	$11,339
Comprehensive income
Other comprehensive income (loss)	$2,166	$(28)	$2,589	$(2,561)	$2,166
Comprehensive income	$13,505	$1,120	$13,914	$(15,034)	$13,505

Condensed Consolidating Statements of Income and Comprehensive Income

	Nine months ended September 30, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$8,200	$—	$—	$(8,200)	$—
Interest revenue	7	3,363	40,817	—	44,187
Interest revenue—intercompany	2,122	180	(2,302)	—	—
Interest expense	3,430	741	4,849	—	9,020
Interest expense—intercompany	(411)	935	(524)	—	—
Net interest revenue	$(890)	$1,867	$34,190	$—	$35,167
Commissions and fees	$—	$3,707	$5,389	$—	$9,096
Commissions and fees—intercompany	—	132	(132)	—	—
Principal transactions	1,192	6,896	(2,617)	—	5,471
Principal transactions—intercompany	(1,443)	(5,252)	6,695	—	—
Other income	2,463	326	5,375	—	8,164
Other income—intercompany	(1,602)	1,004	598	—	—
Total non-interest revenues	$610	$6,813	$15,308	$—	$22,731
Total revenues, net of interest expense	$7,920	$8,680	$49,498	$(8,200)	$57,898
Provisions for credit losses and for benefits and claims	$—	$—	$5,399	$—	$5,399
Operating expenses
Compensation and benefits	$(22)	$3,764	$12,582	$—	$16,324
Compensation and benefits—intercompany	54	—	(54)	—	—
Other operating	30	1,462	14,665	—	16,157
Other operating—intercompany	166	903	(1,069)	—	—
Total operating expenses	$228	$6,129	$26,124	$—	$32,481
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$7,692	$2,551	$17,975	$(8,200)	$20,018
Provision (benefit) for income taxes	(786)	562	6,261	—	6,037
Equity in undistributed income of subsidiaries	5,429	—	—	(5,429)	—
Income (loss) from continuing operations	$13,907	$1,989	$11,714	$(13,629)	$13,981
Income from discontinued operations, net of taxes	—	—	(9)	—	(9)
Net income (loss) before attribution of noncontrolling interests	$13,907	$1,989	$11,705	$(13,629)	$13,972
Net income (loss) attributable to noncontrolling interests	—	6	59	—	65
Net income (loss) after attribution of noncontrolling interests	$13,907	$1,983	$11,646	$(13,629)	$13,907
Comprehensive income
Other comprehensive income (loss)	$(4,041)	$(74)	$(2,285)	$2,359	$(4,041)
Comprehensive income	$9,866	$1,909	$9,361	$(11,270)	$9,866

Condensed Consolidating Balance Sheet

	September 30, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$593	$22,826	$—	$23,419
Cash and due from banks—intercompany	131	2,241	(2,372)	—	—
Federal funds sold and resale agreements	—	197,446	38,599	—	236,045
Federal funds sold and resale agreements—intercompany	—	8,164	(8,164)	—	—
Trading account assets	(97)	141,187	122,262	—	263,352
Trading account assets—intercompany	656	1,148	(1,804)	—	—
Investments	193	353	354,394	—	354,940
Loans, net of unearned income	—	749	637,686	—	638,435
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,439)	—	(12,439)
Total loans, net	$—	$749	$625,247	$—	$625,996
Advances to subsidiaries	$115,107	$—	$(115,107)	$—	$—
Investments in subsidiaries	232,108	—	—	(232,108)	—
Other assets (1)	24,243	40,433	249,689	—	314,365
Other assets—intercompany	55,500	32,526	(88,026)	—	—
Total assets	$427,841	$424,840	$1,197,544	$(232,108)	$1,818,117
Liabilities and equity
Deposits	$—	$—	$940,252	$—	$940,252
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	133,214	19,910	—	153,124
Federal funds purchased and securities loaned or sold—intercompany	—	23,538	(23,538)	—	—
Trading account liabilities	—	84,252	47,397	—	131,649
Trading account liabilities—intercompany	563	1,303	(1,866)	—	—
Short-term borrowings	1	1,439	28,087	—	29,527
Short-term borrowings—intercompany	—	34,190	(34,190)	—	—
Long-term debt	149,042	6,993	53,016	—	209,051
Long-term debt—intercompany	—	38,573	(38,573)	—	—
Advances from subsidiaries	34,135	—	(34,135)	—	—
Other liabilities	3,547	68,047	50,230	—	121,824
Other liabilities—intercompany	8,978	704	(9,682)	—	—
Stockholders’ equity	231,575	32,587	200,636	(232,108)	232,690
Total liabilities and equity	$427,841	$424,840	$1,197,544	$(232,108)	$1,818,117

(1)	Other assets for Citigroup parent company at September 30, 2016 included $18.2 billion of placements to Citibank and its branches, of which $8.3 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$592	$20,308	$—	$20,900
Cash and due from banks—intercompany	124	1,403	(1,527)	—	—
Federal funds sold and resale agreements	—	178,178	41,497	—	219,675
Federal funds sold and resale agreements—intercompany	—	15,035	(15,035)	—	—
Trading account assets	(8)	124,731	125,233	—	249,956
Trading account assets—intercompany	1,032	1,765	(2,797)	—	—
Investments	484	402	342,069	—	342,955
Loans, net of unearned income	—	1,068	616,549	—	617,617
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	(3)	(12,623)	—	(12,626)
Total loans, net	$—	$1,065	$603,926	$—	$604,991
Advances to subsidiaries	$104,405	$—	$(104,405)	$—	$—
Investments in subsidiaries	221,362	—	—	(221,362)	—
Other assets(1)	25,819	36,860	230,054	—	292,733
Other assets—intercompany	58,207	30,737	(88,944)	—	—
Total assets	$411,425	$390,768	$1,150,379	$(221,362)	$1,731,210
Liabilities and equity
Deposits	$—	$—	$907,887	$—	$907,887
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	122,459	24,037	—	146,496
Federal funds purchased and securities loaned or sold—intercompany	185	22,042	(22,227)	—	—
Trading account liabilities	—	62,386	55,126	—	117,512
Trading account liabilities—intercompany	1,036	2,045	(3,081)	—	—
Short-term borrowings	146	188	20,745	—	21,079
Short-term borrowings—intercompany	—	34,916	(34,916)	—	—
Long-term debt	141,914	2,530	56,831	—	201,275
Long-term debt—intercompany	—	51,171	(51,171)	—	—
Advances from subsidiaries	36,453	—	(36,453)	—	—
Other liabilities	3,560	55,482	54,827	—	113,869
Other liabilities—intercompany	6,274	10,967	(17,241)	—	—
Stockholders’ equity	221,857	26,582	196,015	(221,362)	223,092
Total liabilities and equity	$411,425	$390,768	$1,150,379	$(221,362)	$1,731,210

(1)	Other assets for Citigroup parent company at December 31, 2015 included $21.8 billion of placements to Citibank and its branches, of which $13.9 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by operating activities of continuing operations	$16,685	$5,285	$6,364	$—	$28,334
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(155,804)	$—	$(155,804)
Proceeds from sales of investments	229	—	98,943	—	99,172
Proceeds from maturities of investments	61	—	52,546	—	52,607
Change in deposits with banks	—	(1,464)	(18,910)	—	(20,374)
Change in loans	—	—	(42,163)	—	(42,163)
Proceeds from sales and securitizations of loans	—	—	12,676	—	12,676
Proceeds from significant disposals	—	—	265	—	265
Change in federal funds sold and resales	—	(12,398)	(3,972)	—	(16,370)
Changes in investments and advances—intercompany	(14,378)	(23)	14,401	—	—
Other investing activities	2,962	—	(4,587)	—	(1,625)
Net cash used in investing activities of continuing operations	$(11,126)	$(13,885)	$(46,605)	$—	$(71,616)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,517)	$—	$—	$—	$(1,517)
Issuance of preferred stock	2,498	—	—	—	2,498
Treasury stock acquired	(5,167)	—	—	—	(5,167)
Proceeds (repayments) from issuance of long-term debt, net	1,613	4,196	(2,806)	—	3,003
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(12,533)	12,533	—	—
Change in deposits	—	—	32,365	—	32,365
Change in federal funds purchased and repos	—	12,251	(5,623)	—	6,628
Change in short-term borrowings	(163)	1,251	7,360	—	8,448
Net change in short-term borrowings and other advances—intercompany	(2,503)	(726)	3,229	—	—
Capital contributions from parent	—	5,000	(5,000)	—	—
Other financing activities	(313)	—	—	—	(313)
Net cash provided by (used in) financing activities of continuing operations	$(5,552)	$9,439	$42,058	$—	$45,945
Effect of exchange rate changes on cash and due from banks	$—	$—	$(144)	$—	$(144)
Change in cash and due from banks	$7	$839	$1,673	$—	$2,519
Cash and due from banks at beginning of period	124	1,995	18,781	—	20,900
Cash and due from banks at end of period	$131	$2,834	$20,454	$—	$23,419
Supplemental disclosure of cash flow information for continuing operations
Cash paid (refund) during the year for income taxes	$(265)	$81	$3,039	$—	$2,855
Cash paid during the year for interest	3,402	2,378	3,980	—	9,760
Non-cash investing activities
Transfers to loans HFS from loans	—	—	7,900	—	7,900
Transfers to OREO and other repossessed assets	—	—	138	—	138

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$14,915	$(1,849)	$28,298	$—	$41,364
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$(4)	$(195,417)	$—	$(195,421)
Proceeds from sales of investments	—	53	113,900	—	113,953
Proceeds from maturities of investments	210	—	64,640	—	64,850
Change in deposits with banks	—	(10,267)	17	—	(10,250)
Change in loans	—	—	(7,158)	—	(7,158)
Proceeds from sales and securitizations of loans	—	—	8,127	—	8,127
Change in federal funds sold and resales	—	4,628	6,247	—	10,875
Changes in investments and advances—intercompany	(22,517)	2,207	20,310	—	—
Other investing activities	1	(63)	(1,939)	—	(2,001)
Net cash provided by (used in) investing activities of continuing operations	$(22,306)	$(3,446)	$8,727	$—	$(17,025)
Cash flows from financing activities of continuing operations
Dividends paid	$(838)	$—	$—	$—	$(838)
Issuance of preferred stock	4,731	—	—	—	4,731
Treasury stock acquired	(3,800)	—	—	—	(3,800)
Proceeds (repayments) from issuance of long-term debt, net	8,683	(98)	(6,544)	—	2,041
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	12,514	(12,514)	—	—
Change in deposits	—	—	4,911	—	4,911
Change in federal funds purchased and repos	—	(5,956)	1,122	—	(4,834)
Change in short-term borrowings	(529)	(1,752)	(33,475)	—	(35,756)
Net change in short-term borrowings and other advances—intercompany	(434)	335	99	—	—
Other financing activities	(425)	—	—	—	(425)
Net cash provided by (used in) financing activities of continuing operations	$7,388	$5,043	$(46,401)	$—	$(33,970)
Effect of exchange rate changes on cash and due from banks	$—	$—	$(751)	$—	$(751)
Change in cash and due from banks	$(3)	$(252)	$(10,127)	$—	$(10,382)
Cash and due from banks at beginning of period	125	1,751	30,232	—	32,108
Cash and due from banks at end of period	$122	$1,499	$20,105	$—	$21,726
Supplemental disclosure of cash flow information for continuing operations
Cash paid (refund) during the year for income taxes	$88	$157	$3,798	$—	$4,043
Cash paid during the year for interest	3,759	1,704	2,978	—	8,441
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$—	$—	$(9,063)	$—	$(9,063)
Decrease in investments associated with significant disposals reclassified to HFS	—	—	(1,402)	—	(1,402)
Decrease in goodwill and intangible assets associated with significant disposals reclassified to HFS	—	—	(216)	—	(216)
Decrease in deposits with banks associated with significant disposals reclassified to HFS	—	—	(404)	—	(404)
Transfers to loans HFS from loans	—	—	17,900	—	17,900
Transfers to OREO and other repossessed assets	—	—	225	—	225
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$—	$—	$(6,179)	$—	$(6,179)

UNREGISTERED SALES OF EQUITY SECURITIES, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
July 2016
Open market repurchases(1)	16.2	$43.02	$7,937
Employee transactions(2)	—	—	N/A
August 2016
Open market repurchases(1)	15.2	45.73	7,244
Employee transactions(2)	—	—	N/A
September 2016
Open market repurchases(1)	24.3	46.96	6,103
Employee transactions(2)	—	—	N/A
Total	55.7	$45.48	$6,103

(1)
Represents repurchases under the $8.6 billion 2016 common stock repurchase program (2016 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on June 29, 2016, which was part of the planned capital actions included by Citi in its 2016 Comprehensive Capital Analysis and Review (CCAR). Shares repurchased under the 2016 Repurchase Program were added to treasury stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of October, 2016.

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

101.01+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, filed on October 31, 2016, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

+ Filed herewith.