Form 10-Q
period 2017-03-31
CITIGROUP INC
filed 2017-05-01
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission file number 1-9924
Citigroup Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1568099 (I.R.S. Employer Identification No.)
388 Greenwich Street, New York, NY (Address of principal executive offices)	10013 (Zip code)
(212) 559-1000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on March 31, 2017: 2,753,257,797

Available on the web at www.citigroup.com

CITIGROUP’S FIRST QUARTER 2017—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report on Form 10-K).
Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the U.S. Securities and Exchange Commission (SEC), are available free of charge through Citi’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports on Form 8-K, information statements and other information regarding Citi at www.sec.gov.
Certain reclassifications, including a realignment of certain businesses, have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation. For additional information on certain recent reclassifications, see Note 3 to the Consolidated Financial Statements.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.

Citigroup is managed pursuant to the following segments:
The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

*
As previously announced, the remaining businesses and portfolios of assets in Citi Holdings are now reported as part of Corporate/Other for all periods presented and Citi Holdings is no longer a separately reported business segment. For additional information, see Note 3 to the Consolidated Financial Statements below.

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

First Quarter of 2017—Solid Performance Across the Franchise
As described further throughout this executive summary, Citi’s first quarter of 2017 results of operations mark a significant improvement compared to the prior-year period as many businesses benefitted from continued momentum from the end of last year. Citi increased revenues in both Global Consumer Banking (GCB) and Institutional Clients Group (ICG), while continuing to wind down the legacy assets in Corporate/Other and maintaining expense discipline. Citi also continued to make targeted investments to drive revenue growth and improve returns in several businesses, including in equities, Citi-branded cards and Mexico.
In GCB, the North America credit card business continued to benefit from the acquisition of the Costco portfolio, while mortgage revenues were lower reflecting the impact of the higher rate environment on origination activity, as well as the impact of the previously announced sale of a portion of Citi’s U.S. mortgage servicing rights, as part of Citi’s exit of its U.S. mortgage servicing operations. International GCB generated positive operating leverage driven by year-over-year revenue growth in Mexico and Asia, excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation). ICG showed broad-based momentum, with revenue growth in fixed income and equity markets, treasury and trade solutions, investment banking and the private bank. These increases in revenues were partially offset by lower revenues in Corporate/Other, reflecting the continued wind down of legacy assets, partially offset by certain gains on asset sales, including the sales of the consumer finance business in Canada and the consumer business in Argentina.
Citi also continued to generate significant regulatory capital during the quarter through a combination of earnings and the utilization of approximately $800 million in deferred tax assets (DTAs) (for additional information, see “Income Taxes” below). Citi generated approximately $5.5 billion in regulatory capital during the quarter, before returning approximately $2.2 billion to its common shareholders in the form of common stock repurchases and dividends. Outstanding common shares declined 1% from the prior quarter and 6% from the prior-year period. Despite the return of capital to its shareholders, each of Citigroup’s key regulatory capital metrics remained strong as of the end of the first quarter of 2017 (see “Capital” below).
While economic sentiment has improved, there continue to be various economic and political uncertainties and changes that could impact Citi’s businesses, including as a result of, among others, potential policy changes arising from the U.S. presidential administration and Congress as well as the U.K.’s initiation of the process to withdraw from the European Union. For a more detailed discussion of these risks and uncertainties, see each respective business’s results of operations and “Forward-Looking Statements” below, as well as each respective business’ results of operations and the

“Managing Global Risk” and “Risk Factors” sections in Citi’s 2016 Annual Report on Form 10-K.

First Quarter of 2017 Summary Results

Citigroup
Citigroup reported net income of $4.1 billion, or $1.35 per share, compared to $3.5 billion, or $1.10 per share, in the prior-year period. The 17% increase in net income from the prior-year period was primarily driven by higher revenues and lower credit costs, as expenses remained largely unchanged.
Citigroup revenues of $18.1 billion in the first quarter of 2017 increased 3%, driven by a 16% increase in ICG, as well as a 1% increase in GCB, partially offset by a 40% decrease in Corporate/Other due primarily to the continued wind down of legacy assets.
Citigroup’s end-of-period loans increased 2% to $629 billion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s end-of-period loans also grew 2%, as 8% growth in GCB and 3% growth in ICG were partially offset by the continued wind down of legacy assets in Corporate/Other. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.) Citigroup’s end-of-period deposits increased 2% to $950 billion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s deposits were up 3%, driven by a 4% increase in GCB deposits and a 3% increase in ICG deposits, slightly offset by a decline in Corporate/Other deposits.

Expenses
Citigroup’s operating expenses were largely unchanged versus the prior-year period, as the impact of higher performance-related compensation and higher business volumes were offset by lower repositioning costs and a benefit from FX translation, as investments were largely funded through efficiency savings. Year-over-year, GCB operating expenses were largely flat, ICG operating expenses increased 1% and Corporate/Other operating expenses declined 11%.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $1.7 billion decreased 19% from the prior-year period. The decrease was driven by a net loan loss reserve release in ICG compared to a net loan loss reserve build driven by energy-related exposures in the prior-year period and a decline in the provision for benefits and claims, as well as a modest decline in net credit losses.
Net credit losses of $1.7 billion declined 1% versus the prior-year period. Consumer net credit losses of $1.7 billion increased 10%, driven by the Costco portfolio acquisition, organic volume growth and seasoning, as well as the impact of changes in collection processes in North America cards, partially offset by the continued wind down of legacy assets in Corporate/Other. Corporate net credit losses decreased $173 million to $37 million, driven by improvement in the energy sector.
For additional information on Citi’s consumer and corporate credit costs and allowance for loan losses, see “Credit Risk” below.

Capital
Citigroup’s Tier 1 Capital and Common Equity Tier 1 Capital ratios, on a fully implemented basis, were 14.5% and 12.8% as of March 31, 2017, respectively, compared to 13.8% and 12.3% as of March 31, 2016 (all based on the Basel III Advanced Approaches for determining risk-weighted assets). Citigroup’s Supplementary Leverage ratio as of March 31, 2017, on a fully implemented basis, was 7.3%, compared to 7.4% as of March 31, 2016. For additional information on Citi’s capital ratios and related components, including the impact of Citi’s DTAs on its capital ratios, see “Capital Resources” below.

Global Consumer Banking
GCB net income decreased 16% to $1.0 billion, as higher revenues were more than offset by higher cost of credit. Operating expenses were largely flat at $4.4 billion, as the addition of the Costco portfolio, volume growth and continued investments were offset by ongoing efficiency savings, lower repositioning costs and a benefit from FX translation.
GCB revenues of $7.8 billion increased 1% versus the prior-year period. Excluding the impact of FX translation, GCB revenues increased 3%, driven by increases in North America GCB, Latin America GCB and Asia GCB. North America GCB revenues increased 2% to $4.9 billion, as higher revenues in Citi-branded cards were partially offset by lower revenues in retail banking and Citi retail services. Citi-branded cards revenues of $2.1 billion were up 13% versus the prior-year period, reflecting the contribution from the Costco portfolio and modest organic growth, partially offset by the ongoing impact of higher promotional rate balances. Citi retail services revenues of $1.6 billion decreased 5% versus the prior-year period, driven by the absence of gains on sales of two cards portfolios sold in the first quarter of 2016. Retail banking revenues decreased 3% from the prior-year period, mainly driven by lower mortgage revenues. Excluding mortgage, retail banking revenues were up 5% from the prior-year period, driven by continued growth in average loans, deposits and assets under management.
North America GCB average deposits of $186 billion were up 3% versus the prior-year period, average retail loans of $55 billion grew 5%, and assets under management of $55 billion grew 12%. Average branded card loans of $83 billion increased 28%, while branded card purchase sales of $73 billion increased 58% versus the prior-year period, both driven by the Costco portfolio acquisition as well as organic growth. Average retail services loans of $45 billion were up 3%, while retail services purchase sales of $17 billion were largely unchanged. For additional information on the results of operations of North America GCB for the first quarter of 2017, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) were largely unchanged at $2.9 billion versus the prior-year period. Excluding the impact of FX translation, international GCB revenues increased 3% versus the prior-year period. Latin America GCB revenues increased 4% versus the prior-year period, driven by 8% growth in retail banking, reflecting continued growth in average loans and deposits as well as improved deposit spreads, partially offset by lower cards revenues. Asia GCB revenues increased 3% versus the prior-year period, driven by improvement in cards and wealth management, partially offset by lower retail lending revenues. For additional information on the results of operations of Latin America GCB and Asia GCB for the first quarter of 2017, including the impact of FX translation, see “Global Consumer Banking” below.
Year-over-year, international GCB average deposits of $118 billion increased 6%, average retail loans of $83 billion decreased 3%, assets under management of $92 billion increased 4%, average card loans of $23 billion increased 3% and card purchase sales of $23 billion increased 5%, all excluding the impact of FX translation.

Institutional Clients Group
ICG net income of $3.0 billion increased 61%, driven by the higher revenues and lower cost of credit, partially offset by higher operating expenses. ICG operating expenses increased 1% to $4.9 billion, as higher performance-based compensation was partially offset by lower repositioning costs and a benefit from FX translation.
ICG revenues were $9.1 billion in the first quarter of 2017, up 16% from the prior-year period, driven by an 18% increase in Markets and securities services revenues and a 13% increase in Banking revenues (including the impact of $115 million of mark-to-market losses on loan hedges related to accrual loans within corporate lending compared to losses of $66 million in the prior-year period).
Banking revenues of $4.5 billion (excluding the impact of mark-to-market losses on hedges related to accrual loans within corporate lending) increased 14% compared to the prior-year period, driven by strong performance in investment banking, treasury and trade solutions and the private bank. Investment banking revenues of $1.2 billion increased 39% versus the prior-year period. Advisory revenues increased 8% to $246 million versus the prior-year period. Debt underwriting revenues increased 39% to $733 million and equity underwriting revenues nearly doubled to $235 million.
Private bank revenues increased 9% to $744 million versus the prior-year period, driven by loan and deposit growth and improved spreads. Corporate lending revenues decreased 16% to $319 million. Excluding the mark-to-market impact of loan hedges, corporate lending revenues decreased 3% to $434 million versus the prior-year period due to lower average volumes. Treasury and trade solutions revenues increased 9% to $2.1 billion versus the prior-year period, driven by strong fee growth, higher volumes and improved spreads.

Markets and securities services revenues increased 18% to $4.8 billion versus the prior-year period. Fixed income markets revenues increased 19% to $3.6 billion versus the prior-year period, reflecting strength in both rates and currencies as well as spread products. Equity markets revenues increased 10% to $769 million versus the prior-year period, reflecting an improvement in equity derivatives. Securities services revenues decreased 3% to $543 million versus the prior-year period, largely due to the impact of prior-period divestitures. Excluding the divestitures, securities services revenues increased 12%, driven by higher deposit balances and growth in assets under custody. For additional information on the results of operations of ICG for the first quarter of 2017, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net income was $92 million in the first quarter of 2017, compared to net income of $450 million in the prior-year period, reflecting lower revenues, partially offset by lower operating expenses and lower cost of credit. Expenses of $1.1 billion declined 11% from the prior-year period, primarily driven by the wind-down of legacy assets, partially offset by approximately $100 million of episodic expenses primarily related to the exit of Citi’s U.S. mortgage servicing operations.
Corporate/Other revenues were $1.2 billion, down 40% from the prior-year period, driven by legacy asset run-off and divestiture activity, as well as lower revenues from treasury-related hedging activity. Revenues in the first quarter of 2017 included nearly $750 million of episodic gains on asset sales, partially offset by an approximate $300 million charge related to the exit of the U.S. mortgage servicing operations. For additional information on the results of operations of Corporate/Other for the first quarter of 2017, see “Corporate/Other” below.
Corporate/Other end-of-period assets decreased 23% to $96 billion from the prior-year period as Citi continued to wind down the legacy assets.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per-share amounts and ratios	2017	2016	% Change
Net interest revenue	$10,857	$11,227	(3)%
Non-interest revenue	7,263	6,328	15
Revenues, net of interest expense	$18,120	$17,555	3%
Operating expenses	10,477	10,523	—
Provisions for credit losses and for benefits and claims	1,662	2,045	(19)
Income from continuing operations before income taxes	$5,981	$4,987	20%
Income taxes	1,863	1,479	26
Income from continuing operations	$4,118	$3,508	17%
Income (loss) from discontinued operations, net of taxes(1)	(18)	(2)	NM
Net income before attribution of noncontrolling interests	$4,100	$3,506	17%
Net income attributable to noncontrolling interests	10	5	100
Citigroup’s net income	$4,090	$3,501	17%
Less:
Preferred dividends—Basic	$301	$210	43%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	55	40	38
Income allocated to unrestricted common shareholders for basic and diluted EPS	$3,734	$3,251	15%
Earnings per share
Basic
Income from continuing operations	$1.36	$1.11	23
Net income	1.35	1.10	23
Diluted
Income from continuing operations	$1.36	$1.11	23%
Net income	1.35	1.10	23
Dividends declared per common share	0.16	0.05	NM

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

Citigroup Inc. and Consolidated Subsidiaries
	First Quarter
In millions of dollars, except per-share amounts, ratios and direct staff	2017	2016	% Change
At March 31:
Total assets	$1,821,635	$1,800,967	1%
Total deposits	949,990	934,591	2
Long-term debt	208,530	207,835	—
Citigroup common stockholders’ equity	208,879	209,769	—
Total Citigroup stockholders’ equity	228,132	227,522	—
Direct staff (in thousands)	215	225	(4)
Performance metrics
Return on average assets	0.91%	0.79%
Return on average common stockholders’ equity(2)	7.4	6.4
Return on average total stockholders’ equity(2)	7.3	6.3
Efficiency ratio (Total operating expenses/Total revenues)	58	60
Basel III ratios—full implementation
Common Equity Tier 1 Capital(3)	12.83%	12.34%
Tier 1 Capital(3)	14.49	13.81
Total Capital(3)	16.54	15.71
Supplementary Leverage ratio(4)	7.28	7.44
Citigroup common stockholders’ equity to assets	11.47%	11.65%
Total Citigroup stockholders’ equity to assets	12.52	12.63
Dividend payout ratio(5)	11.9	4.5
Total payout ratio(6)	59%	44%
Book value per common share	$75.86	$71.47	6%
Tangible book value (TBV) per share(7)	$65.94	$62.58	5%
Ratio of earnings to fixed charges and preferred stock dividends	2.51x	2.54x

(1)	See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

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

(6)
Total common dividends declared plus common stock repurchases as a percentage of net income available to common shareholders. See “Consolidated Statement of Changes in Stockholders’ Equity”, Note 9 to the Consolidated Financial Statements, and “Equity Security Repurchases” below for the component details.

(7)	For information on TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity” below.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	First Quarter
In millions of dollars	2017	2016	% Change
Income from continuing operations
Global Consumer Banking
North America	$627	$833	(25)%
Latin America	130	146	(11)
Asia(1)	246	215	14
Total	$1,003	$1,194	(16)%
Institutional Clients Group
North America	$1,100	$546	NM
EMEA	855	374	NM
Latin America	475	330	44
Asia	581	619	(6)
Total	$3,011	$1,869	61%
Corporate/Other	104	445	(77)%
Income from continuing operations	$4,118	$3,508	17%
Discontinued operations	$(18)	$(2)	NM
Net income attributable to noncontrolling interests	10	5	100%
Citigroup’s net income	$4,090	$3,501	17%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	First Quarter
In millions of dollars	2017	2016	% Change
Global Consumer Banking
North America	$4,944	$4,830	2%
Latin America	1,151	1,229	(6)
Asia(1)	1,722	1,655	4
Total	$7,817	$7,714	1%
Institutional Clients Group
North America	$3,455	$2,980	16%
EMEA	2,807	2,167	30
Latin America	1,127	962	17
Asia	1,737	1,786	(3)
Total	$9,126	$7,895	16%
Corporate/Other	1,177	1,946	(40)
Total Citigroup Net Revenues	$18,120	$17,555	3%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup Parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$9,371	$64,322	$106,352	$—	$180,045
Federal funds sold and securities borrowed or purchased under agreements to resell	302	242,241	386	—	242,929
Trading account assets	6,512	235,799	2,592	—	244,903
Investments	11,172	112,252	222,409	—	345,833
Loans, net of unearned income and
allowance for loan losses	282,901	305,404	28,260	—	616,565
Other assets	38,422	94,798	58,140	—	191,360
Liquidity assets(4)	63,128	259,291	(322,419)	—	—
Total assets	$411,808	$1,314,107	$95,720	$—	$1,821,635
Liabilities and equity
Total deposits	$311,383	$619,513	$19,094	$—	$949,990
Federal funds purchased and securities loaned or sold under agreements to repurchase	3,597	144,624	9	—	148,230
Trading account liabilities	24	143,464	582	—	144,070
Short-term borrowings	578	19,299	6,250	—	26,127
Long-term debt(3)	1,225	32,739	32,940	141,626	208,530
Other liabilities	17,811	77,000	20,724	—	115,535
Net inter-segment funding (lending)(3)	77,190	277,468	15,100	(369,758)	—
Total liabilities	$411,808	$1,314,107	$94,699	$(228,132)	$1,592,482
Total equity(5)	—	—	1,021	228,132	229,153
Total liabilities and equity	$411,808	$1,314,107	$95,720	$—	$1,821,635

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of March 31, 2017. The respective segment information depicts the assets and liabilities managed by each segment as of such date.

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

(5)	Corporate/Other equity represents noncontrolling interests.

This page intentionally left blank.

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,601 branches in 19 countries and jurisdictions as of March 31, 2017. At March 31, 2017, GCB had approximately $412 billion of assets and $311 billion of deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	First Quarter
In millions of dollars except as otherwise noted	2017	2016	% Change
Net interest revenue	$6,522	$6,352	3%
Non-interest revenue	1,295	1,362	(5)
Total revenues, net of interest expense	$7,817	$7,714	1%
Total operating expenses	$4,415	$4,401	—%
Net credit losses	$1,603	$1,371	17%
Credit reserve build (release)	177	85	NM
Provision (release) for unfunded lending commitments	6	1	NM
Provision for benefits and claims	29	28	4
Provisions for credit losses and for benefits and claims	$1,815	$1,485	22%
Income from continuing operations before taxes	$1,587	$1,828	(13)%
Income taxes	584	634	(8)
Income from continuing operations	$1,003	$1,194	(16)%
Noncontrolling interests	1	2	(50)
Net income	$1,002	$1,192	(16)%
Balance Sheet data (in billions of dollars)
Total EOP assets	$412	$384	7%
Average assets	$411	$377	9
Return on average assets	0.99%	1.27%
Efficiency ratio	56%	57%
Average deposits	$304	$294	3
Net credit losses as a percentage of average loans	2.24%	2.04%
Revenue by business
Retail banking	$3,155	$3,187	(1)%
Cards(1)	4,662	4,527	3
Total	$7,817	$7,714	1%
Income from continuing operations by business
Retail banking	$339	$298	14%
Cards(1)	664	896	(26)
Total	$1,003	$1,194	(16)%
Table continues on the next page.

Foreign currency (FX) translation impact
Total revenue—as reported	$7,817	$7,714	1%
Impact of FX translation(2)	—	(103)
Total revenues—ex-FX(3)	$7,817	$7,611	3%
Total operating expenses—as reported	$4,415	$4,401	—%
Impact of FX translation(2)	—	(42)
Total operating expenses—ex-FX(3)	$4,415	$4,359	1%
Total provisions for LLR & PBC—as reported	$1,815	$1,485	22%
Impact of FX translation(2)	—	(30)
Total provisions for LLR & PBC—ex-FX(3)	$1,815	$1,455	25%
Net income—as reported	$1,002	$1,192	(16)%
Impact of FX translation(2)	—	(25)
Net income—ex-FX(3)	$1,002	$1,167	(14)%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2017 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional retail banking, including commercial banking, and its Citi-branded cards and Citi retail services card products to retail customers and small to mid-size businesses, as applicable, in the U.S. North America GCB’s U.S. cards product portfolio includes its proprietary portfolio (including the Citi Double Cash, Thank You and Value cards) and co-branded cards (including, among others, American Airlines and Costco) within Citi-branded cards as well as its co-brand and private label relationships (including among others, Sears, The Home Depot, Macy’s and Best Buy) within Citi retail services.
As of March 31, 2017, North America GCB’s 705 retail bank branches are concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of March 31, 2017, North America GCB had approximately 9.6 million retail banking customer accounts, $55.5 billion in retail banking loans and $188.4 billion in deposits. In addition, North America GCB had approximately 120 million Citi-branded and Citi retail services credit card accounts with $126.4 billion in outstanding card loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2017	2016
Net interest revenue	$4,617	$4,398	5%
Non-interest revenue	327	432	(24)
Total revenues, net of interest expense	$4,944	$4,830	2%
Total operating expenses	$2,576	$2,500	3%
Net credit losses	$1,190	$933	28%
Credit reserve build (release)	152	79	92
Provision for unfunded lending commitments	7	—	NM
Provisions for benefits and claims	6	9	(33)
Provisions for credit losses and for benefits and claims	$1,355	$1,021	33%
Income from continuing operations before taxes	$1,013	$1,309	(23)%
Income taxes	386	476	(19)
Income from continuing operations	$627	$833	(25)%
Noncontrolling interests	—	—	—
Net income	$627	$833	(25)%
Balance Sheet data (in billions of dollars)
Average assets	$245	$211	16%
Return on average assets	1.04%	1.59%
Efficiency ratio	52%	52%
Average deposits	$185.5	$180.6	3
Net credit losses as a percentage of average loans	2.63%	2.32%
Revenue by business
Retail banking	$1,256	$1,290	(3)%
Citi-branded cards	2,096	1,860	13
Citi retail services	1,592	1,680	(5)
Total	$4,944	$4,830	2%
Income from continuing operations by business
Retail banking	$83	$89	(7)%
Citi-branded cards	248	353	(30)
Citi retail services	296	391	(24)
Total	$627	$833	(25)%

NM Not meaningful

1Q17 vs. 1Q16
Net income decreased by 25% due to significantly higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 2%, reflecting higher revenues in Citi-branded cards, partially offset by lower revenues in Citi retail services and retail banking.
Retail banking revenues declined 3%, mainly due to lower mortgage revenues (decrease of approximately $80 million). The decline in mortgage revenues was driven by lower origination activity and higher cost of funds driven by higher interest rates, as well as the impact of the sale of a portion of Citi’s mortgage servicing rights (MSR) (see “Executive Summary” above). Excluding mortgage revenues, retail banking revenues increased 5%, primarily reflecting continued growth in average loans (5%), average deposits (3%) and assets under management (12%). Citi expects higher interest rates and the impact of the MSR sale to continue to negatively impact mortgage revenues during the remainder of 2017.
Cards revenues increased 4%. In Citi-branded cards, revenues increased 13%, largely reflecting the impact of the Costco portfolio acquisition (completed June 17, 2016) and modest organic growth, partially offset by the ongoing impact of higher promotional rate balances. Average loans grew 28% (4% excluding Costco) and purchase sales grew 58% (4% excluding Costco).
Citi retail services revenues decreased 5%, primarily driven by the absence of gains on the sales of two portfolios sold in the first quarter of 2016. Excluding these gains, revenues increased 1%, driven by volume growth, mostly offset by the continued impact of the previously disclosed renewal and extensions of several partnerships within the portfolio. Average loans were up 3% and purchase sales were largely unchanged.
North America GCB expects revenue growth in the second quarter of 2017 to be largely driven by the impact of the Costco portfolio acquisition.
Expenses increased 3%, primarily driven by the addition of the Costco portfolio, volume growth and continued investments, partially offset by efficiency savings and lower repositioning costs.
Provisions increased 33% from the prior-year period, driven by higher net credit losses and a higher net loan loss reserve build.
Net credit losses increased 28%, primarily driven by higher losses in Citi-branded cards and Citi retail services. In Citi-branded cards, net credit losses increased 39% to $633 million, primarily due to the Costco portfolio acquisition, organic volume growth and seasoning and the impact of changes in collection processes. In Citi retail services, net credit losses increased 15% to $520 million, primarily due to the volume growth and the impact of changes in collection processes. The net loan loss reserve build in the first quarter of 2017 was $159 million, compared to a build of $79 million in the prior-year period, largely supporting volume growth, including the Costco portfolio acquisition.

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
At March 31, 2017, Latin America GCB had 1,499 retail branches in Mexico, with approximately 27.8 million retail banking customer accounts, $19.7 billion in retail banking loans and $27.6 billion in deposits. In addition, the business had approximately 5.7 million Citi-branded card accounts with $5.2 billion in outstanding loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2017	2016
Net interest revenue	$800	$853	(6)%
Non-interest revenue	351	376	(7)
Total revenues, net of interest expense	$1,151	$1,229	(6)%
Total operating expenses	$659	$718	(8)%
Net credit losses	$253	$278	(9)%
Credit reserve build (release)	12	17	(29)
Provision (release) for unfunded lending commitments	—	1	(100)
Provision for benefits and claims	23	19	21
Provisions for credit losses and for benefits and claims (LLR & PBC)	$288	$315	(9)%
Income from continuing operations before taxes	$204	$196	4%
Income taxes	74	50	48
Income from continuing operations	$130	$146	(11)%
Noncontrolling interests	1	1	—
Net income	$129	$145	(11)%
Balance Sheet data (in billions of dollars)
Average assets	$43	$50	(14)%
Return on average assets	1.22%	1.17%
Efficiency ratio	57%	58%
Average deposits	$25.3	$26.1	(3)
Net credit losses as a percentage of average loans	4.44%	4.58%
Revenue by business
Retail banking	$836	$856	(2)%
Citi-branded cards	315	373	(16)
Total	$1,151	$1,229	(6)%
Income from continuing operations by business
Retail banking	$86	$90	(4)%
Citi-branded cards	44	56	(21)
Total	$130	$146	(11)%

FX translation impact
Total revenues—as reported	$1,151	$1,229	(6)%
Impact of FX translation(1)	—	(122)
Total revenues—ex-FX(2)	$1,151	$1,107	4%
Total operating expenses—as reported	$659	$718	(8)%
Impact of FX translation(1)	—	(57)
Total operating expenses—ex-FX(2)	$659	$661	—%
Provisions for LLR & PBC—as reported	$288	$315	(9)%
Impact of FX translation(1)	—	(31)
Provisions for LLR & PBC—ex-FX(2)	$288	$284	1%
Net income—as reported	$129	$145	(11)%
Impact of FX translation(1)	—	(27)
Net income—ex-FX(2)	$129	$118	9%

(1)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2017 average exchange rates for all periods presented.

(2)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

1Q17 vs. 1Q16
Net income increased 9%, primarily driven by higher revenues, partially offset by higher credit costs.
Revenues increased 4%, driven by higher revenues in
retail banking, partially offset by lower revenues in
cards.
Retail banking revenues grew by 8%, reflecting continued growth in volumes, including an increase in average loans (6%), driven by higher personal and commercial loans, and an increase in average deposits (8%), as well as improved deposit spreads. Cards revenues decreased 6%, reflecting lower revolving loans as well as a higher cost to fund non-revolving loans, partially offset by higher volumes (average loans up 5%) and increased purchase sales (8%). While revolving loan balance trends improved during the quarter, Latin America GCB expects cards revenues to continue to remain under pressure in the near term.
Expenses were largely unchanged as ongoing investment spending was offset by efficiency savings and lower repositioning costs.
Provisions increased 1%, driven by a higher provision for
benefits and claims, partially offset by a lower net loan loss reserve build (decline of $4 million). Net credit losses were largely unchanged, as an increase in net credit losses in retail banking was offset by continued improvements in cards, reflecting a continued focus on higher credit quality customers.
For additional information on Latin America GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses, as applicable. During the first quarter of 2017, Citi’s most significant revenues in the region were from Singapore, Hong Kong, Korea, Australia, India, Taiwan, Indonesia, Thailand, the Philippines and Malaysia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily in Poland, Russia and the United Arab Emirates.
At March 31, 2017, on a combined basis, the businesses had 397 retail branches, approximately 16.4 million retail banking customer accounts, $66.2 billion in retail banking loans and $95.4 billion in deposits. In addition, the businesses had approximately 16.7 million Citi-branded card accounts with $18.3 billion in outstanding loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted (1)	2017	2016
Net interest revenue	$1,105	$1,101	—%
Non-interest revenue	617	554	11
Total revenues, net of interest expense	$1,722	$1,655	4%
Total operating expenses	$1,180	$1,183	—%
Net credit losses	$160	$160	—%
Credit reserve build (release)	13	(11)	NM
Provision (release) for unfunded lending commitments	(1)	—	(100)
Provisions for credit losses	$172	$149	15%
Income from continuing operations before taxes	$370	$323	15%
Income taxes	124	108	15
Income from continuing operations	$246	$215	14%
Noncontrolling interests	—	1	(100)
Net income	$246	$214	15%
Balance Sheet data (in billions of dollars)
Average assets	$123	$116	6%
Return on average assets	0.81%	0.74%
Efficiency ratio	69%	71%
Average deposits	$92.7	$87.2	6
Net credit losses as a percentage of average loans	0.78%	0.76%
Revenue by business
Retail banking	$1,063	$1,041	2%
Citi-branded cards	659	614	7
Total	$1,722	$1,655	4%
Income from continuing operations by business
Retail banking	$170	$119	43%
Citi-branded cards	76	96	(21)
Total	$246	$215	14%

FX translation impact
Total revenues—as reported	$1,722	$1,655	4%
Impact of FX translation(2)	—	19
Total revenues—ex-FX(3)	$1,722	$1,674	3%
Total operating expenses—as reported	$1,180	$1,183	—%
Impact of FX translation(2)	—	15
Total operating expenses—ex-FX(3)	$1,180	$1,198	(2)%
Provisions for loan losses—as reported	$172	$149	15%
Impact of FX translation(2)	—	1
Provisions for loan losses—ex-FX(3)	$172	$150	15%
Net income—as reported	$246	$214	15%
Impact of FX translation(2)	—	2
Net income—ex-FX(3)	$246	$216	14%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2017 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

NM	Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

1Q17 vs. 1Q16
Net income increased 14%, reflecting higher revenues and lower expenses, partially offset by higher cost of credit.
Revenues increased 3%, driven by improvement in cards and wealth management revenues, partially offset by lower retail lending revenues.
Retail banking revenues increased 1%, mainly due to an increase in wealth management revenues and higher insurance revenues, which were largely offset by the repositioning of the retail loan portfolio. Wealth management revenues increased due to modest improvement in investor sentiment, stronger equity markets and an increase in assets under management (5%). These increases were largely offset by a 5% decrease in lending revenues, reflecting continued lower average loans (decrease of 5%). The lower average loans were due to the optimization of this portfolio away from lower-yielding mortgage loans to focus on growing higher return personal loans.
Cards revenues increased 6%, due to higher volumes, improved revolve rates and higher yields. The volume growth was driven by a 3% increase in average loans and a 4% increase in purchase sales, both of which benefited from a portfolio acquisition in Australia.
Expenses decreased 2% as volume growth and ongoing investment spending were more than offset by lower repositioning expenses compared to the prior year.
Provisions increased 15%, primarily due to reserve builds related to the cards portfolio acquisition in Australia, partially offset by lower net credit losses. Overall credit quality continued to remain stable in the region.
For additional information on Asia GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

INSTITUTIONAL CLIENTS GROUP
Institutional Clients Group (ICG) includes Banking and Markets and securities services (for additional information on these businesses, see “Citigroup Segments” above). ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of wholesale banking products and services, including fixed income and equity sales and trading, foreign exchange, prime brokerage, derivative services, equity and fixed income research, corporate lending, investment banking and advisory services, private banking, cash management, trade finance and securities services. ICG transacts with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity and commodity products.
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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 97 countries and jurisdictions. At March 31, 2017, ICG had approximately $1.3 trillion of assets and $620 billion of deposits, while two of its businesses, securities services and issuer services, managed approximately $15.9 trillion of assets under custody compared to $14.8 trillion at the end of the prior-year period.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2017	2016
Commissions and fees	$985	$1,004	(2)%
Administration and other fiduciary fees	644	597	8
Investment banking	1,044	740	41
Principal transactions	2,668	1,576	69
Other(1)	(5)	(7)	29
Total non-interest revenue	$5,336	$3,910	36%
Net interest revenue (including dividends)	3,790	3,985	(5)
Total revenues, net of interest expense	$9,126	$7,895	16%
Total operating expenses	$4,945	$4,872	1%
Net credit losses	$25	$211	(88)%
Credit reserve build (release)	(176)	108	NM
Provision (release) for unfunded lending commitments	(54)	71	NM
Provisions for credit losses	$(205)	$390	NM
Income from continuing operations before taxes	$4,386	$2,633	67%
Income taxes	1,375	764	80
Income from continuing operations	$3,011	$1,869	61%
Noncontrolling interests	15	10	50
Net income	$2,996	$1,859	61%
EOP assets (in billions of dollars)	$1,314	$1,293	2%
Average assets (in billions of dollars)	$1,318	$1,272	4%
Return on average assets	0.92%	0.59%
Efficiency ratio	54%	62%
Revenues by region
North America	$3,455	$2,980	16%
EMEA	2,807	2,167	30
Latin America	1,127	962	17
Asia	1,737	1,786	(3)
Total	$9,126	$7,895	16%
Income from continuing operations by region
North America	$1,100	$546	NM
EMEA	855	374	NM
Latin America	475	330	44
Asia	581	619	(6)
Total	$3,011	$1,869	61%
Average loans by region (in billions of dollars)
North America	$140	$133	5%
EMEA	65	63	3
Latin America	37	39	(5)
Asia	60	60	—
Total	$302	$295	2%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$417	$417	—%
All other ICG businesses	203	192	6
Total	$620	$609	2%

(1)
First quarter of 2016 includes a previously disclosed charge of approximately $180 million primarily reflecting the write down of Citi’s net investment in Venezuela as a result of changes in the exchange rate during the quarter.

NM Not meaningful

ICG Revenue Details—Excluding (Loss) on Loan Hedges

	First Quarter		% Change
In millions of dollars	2017	2016
Investment banking revenue details
Advisory	$246	$227	8%
Equity underwriting	235	118	99
Debt underwriting	733	528	39
Total investment banking	$1,214	$873	39%
Treasury and trade solutions	2,075	1,903	9
Corporate lending—excluding (loss) on loan hedges(1)	434	448	(3)
Private bank	744	684	9
Total banking revenues (ex-(loss) on loan hedges)	$4,467	$3,908	14%
Corporate lending—(loss) on loan hedges(1)	$(115)	$(66)	(74)%
Total banking revenues (including (loss) on loan hedges)	$4,352	$3,842	13%
Fixed income markets	$3,622	$3,051	19%
Equity markets	769	697	10
Securities services	543	561	(3)
Other(2)	(160)	(256)	38
Total markets and securities services revenues	$4,774	$4,053	18%
Total revenues, net of interest expense	$9,126	$7,895	16%
Commissions and fees	$140	$124	13%
Principal transactions(3)	2,318	1,344	72
Other	149	216	(31)
Total non-interest revenue	$2,607	$1,684	55%
Net interest revenue	1,015	1,367	(26)
Total fixed income markets	$3,622	$3,051	19%
Rates and currencies	$2,503	$2,236	12%
Spread products / other fixed income	1,119	815	37
Total fixed income markets	$3,622	$3,051	19%
Commissions and fees	$316	$357	(11)%
Principal transactions(3)	166	51	NM
Other	8	2	NM
Total non-interest revenue	$490	$410	20%
Net interest revenue	279	287	(3)
Total equity markets	$769	$697	10

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

(3) Excludes principal transactions revenues of ICG businesses other than Markets, primarily treasury and trade solutions and the private bank.

NM Not meaningful

1Q17 vs. 1Q16
Net income increased 61%, primarily driven by higher revenues and lower cost of credit, partially offset by higher operating expenses.

•
Revenues increased 16%, reflecting higher revenues in both Banking (increase of 13%, increase of 14% excluding the loss on hedges on accrual loans), and Markets and securities services (increase of 18%), primarily due to fixed income markets and equity markets. Banking revenues were driven by strong performance in investment banking, treasury and trade solutions and the private bank. Citi expects revenues in ICG will likely continue to reflect the overall market environment during the remainder of 2017, including a normal seasonal decline in Markets and securities services revenues in the second quarter of 2017.

Within Banking:

•
Investment banking revenues increased 39%, largely reflecting increased industry-wide debt and equity underwriting activity and momentum in advisory during the current quarter. Debt underwriting revenues increased 39%, driven by the increase in market activity and wallet share. Equity underwriting revenues increased 99% largely due to the rebound from the prior year period’s slow activity. Advisory revenues increased 8% reflecting increased wallet share, despite a modest decline in market M&A activity.

•
Treasury and trade solutions revenues increased 9%, driven by strong fee growth, higher volumes and improved spreads. Client activity in both cash and trade drove revenue growth across all regions. End of period deposit balances were unchanged (1% increase excluding the impact of FX translation) and average trade loans were unchanged (1% increase excluding the impact of FX translation).

•	Corporate lending revenues decreased 16%. Excluding the impact of losses on hedges on accrual loans, revenues decreased 3% driven by lower average volumes.

•
Private Bank revenues increased 9%, reflecting revenue growth in all regions. The increase was mostly driven by loan and deposit growth, improved banking spreads and increased managed investments revenues.

Within Markets and securities services:

•
Fixed income markets revenues increased 19%, primarily due to higher revenues in EMEA and North America. The increase was largely driven by higher principal transactions revenues (up 72%), slightly offset by lower net interest revenues (down 26%). The increase in principal transactions revenues was driven by both higher rates and currencies revenues and higher spread products revenues, reflecting increased client revenues and recovery from a challenging trading environment in the prior year. Net interest revenues were lower largely due to a change in mix of trading positions in support of client activity.

Rates and currencies revenues increased 12% driven mainly by higher rates revenues, driven by strength in EMEA and North America, partially offset by a decrease in G10 FX revenues reflecting low volatility and lower client activity, particularly in Asia.  Spread products and other fixed income revenues increased 37% primarily due to recovery from the challenging trading environment in the prior year, particularly in securitized products, and continued momentum and higher client revenues in credit and municipal products.

•
Equity markets revenues increased by 10%, driven by continued growth in client balances and an improvement in equity derivatives, particularly in EMEA and Asia. These drivers were partially offset by lower cash equities revenues, primarily in North America, driven by lower volumes and commissions, reflecting the ongoing shift to electronic trading by clients across the industry.

•
Securities services revenues decreased by 3%. Excluding the impact of prior period divestitures, revenues grew 12%, driven by higher deposit balances and higher interest revenue, primarily in North America and Latin America, and higher fee revenue from growth in assets under custody and client volumes.

Expenses increased 1% as higher incentive compensation was partially offset by lower repositioning costs and a benefit from FX translation.
Provisions decreased by $595 million to a benefit of $205 million in the current quarter, reflecting a net loan loss reserve release of $230 million (compared to a $179 million build in the prior-year period largely related to energy and energy-related exposures) and lower net credit losses of $25 million ($211 million in the prior-year period). The lower cost of credit was driven by ratings upgrades and continued stability in commodity prices.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury, certain North America and international legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At March 31, 2017, Corporate/Other had $96 billion in assets, a decrease of 23% year-over-year and 7% from December 31, 2016.

	First Quarter		% Change
In millions of dollars	2017	2016
Net interest revenue	$545	$890	(39)%
Non-interest revenue	632	1,056	(40)%
Total revenues, net of interest expense	$1,177	$1,946	(40)%
Total operating expenses	$1,117	$1,250	(11)%
Net credit losses	$81	$142	(43)%
Credit reserve build (release)	(35)	(31)	(13)
Provision (release) for unfunded lending commitments	5	(1)	NM
Provision for benefits and claims	1	60	(98)
Provisions for loan losses and for benefits and claims	52	170	(69)%
Income from continuing operations before taxes	$8	$526	(98)%
Income taxes (benefits)	(96)	81	NM
Income from continuing operations	$104	$445	(77)%
Income (loss) from discontinued operations, net of taxes	(18)	(2)	NM
Net income before attribution of noncontrolling interests	$86	$443	(81)%
Noncontrolling interests	(6)	(7)	14%
Net income	$92	$450	(80)%
NM Not meaningful

1Q17 vs. 1Q16
Net income was $92 million, compared to $450 million in the prior-year period, due to lower revenues, partially offset by lower expenses and lower cost of credit.
Revenues decreased 40%, driven by legacy asset run-off and divestiture activity, as well as lower revenue from treasury-related hedging activity. Revenues in the current quarter included approximately $750 million in gains on asset sales, which more than offset a roughly $300 million charge related to the exit of Citi’s U.S. mortgage servicing operations.
Expenses decreased 11%, primarily driven by the wind-down of legacy assets, partially offset by approximately $100 million in episodic expenses primarily related to the exit of the U.S. mortgage servicing operations.
Excluding the episodic items noted above, Corporate/Other generated an approximate $350 million loss from continuing operations before taxes. Citi expects that revenues and expenses in Corporate/Other should continue to decline with the ongoing wind-down of legacy assets, and Corporate/Other should generate underlying negative earnings before taxes per quarter of roughly the same amount going forward.
Provisions decreased 69%, primarily due to lower net credit losses and a lower provision for benefits and claims. Net credit losses declined 43% to $81 million, reflecting the impact of ongoing divestiture activity as well as continued improvement in the legacy North America mortgage portfolio. The provision for benefits and claims declined by $59 million to $1 million, reflecting lower insurance-related business activity.

Payment Protection Insurance (PPI)
In March 2017, the U.K. Financial Conduct Authority (FCA) released a policy statement with the final rules and guidance related to PPI. During the current quarter, Citi increased its PPI reserves by approximately $55 million, driven by the ongoing level of claim volumes and the impact of the final rules and guidance. Citi’s PPI reserve as of March 31, 2017 was $246 million, compared to $228 million as of the end of 2016.
For background information on PPI, see “Citi Holdings” in Citi’s 2016 Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The table below shows where a discussion of Citi’s various off-balance sheet arrangements may be found in this Form 10-Q. For additional information on Citi’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” and Notes 1, 21 and 26 to the Consolidated Financial Statements in Citigroup’s 2016 Annual Report on Form 10-K.
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
During the first quarter of 2017, Citi returned a total of approximately $2.2 billion of capital to common shareholders in the form of share repurchases (approximately 30 million common shares) and dividends.

Capital Management
Citi’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with each entity’s respective risk profile, management targets, and all applicable regulatory standards and guidelines. For additional information regarding Citi’s capital management, see “Capital Resources—Capital Management” in Citigroup’s 2016 Annual Report on Form 10-K.

Capital Planning and Stress Testing
Citi is subject to an annual assessment by the Federal Reserve Board as to whether Citigroup has effective capital planning processes as well as sufficient regulatory capital to absorb losses during stressful economic and financial conditions, while also meeting obligations to creditors and counterparties and continuing to serve as a credit intermediary. This annual assessment includes two related programs: the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST). For additional information regarding Citi’s capital planning and stress testing, including potential changes in Citi’s regulatory capital requirements and future CCAR processes, see “Forward-Looking Statements” below and “Capital Resources—Current Regulatory Capital Standards—Capital Planning and Stress Testing” and “Risk Factors—Strategic Risks” in Citigroup’s 2016 Annual Report on Form 10-K.

Current Regulatory Capital Standards
Citi is subject to regulatory capital standards issued by the Federal Reserve Board which constitute the U.S. Basel III rules. These rules establish an integrated capital adequacy framework, encompassing both risk-based capital ratios and leverage ratios. For additional information regarding the risk-based capital ratios, Tier 1 Leverage ratio, and Supplementary Leverage ratio, see “Capital Resources—Current Regulatory Capital Standards” in Citigroup’s 2016 Annual Report on Form 10-K.

GSIB Surcharge
The Federal Reserve Board also adopted a rule which imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi. GSIB surcharges under the rule initially range from 1% to 4.5% of total risk-weighted assets. Citi’s initial GSIB surcharge effective January 1, 2016 was 3.5%. However, ongoing efforts in addressing quantitative measures of systemic importance have resulted in a reduction of Citi’s GSIB surcharge to 3%, effective January 1, 2017. For additional information regarding the identification of a GSIB and the methodology for annually determining the GSIB surcharge, see “Capital Resources—Current Regulatory Capital Standards—GSIB Surcharge” in Citigroup’s 2016 Annual Report on Form 10-K.

Transition Provisions
The U.S. Basel III rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”). Citi considers all of these transition provisions as being fully implemented on January 1, 2019 (full implementation). For additional information regarding the transition provisions under the U.S. Basel III rules, including with respect to the GSIB surcharge, see “Capital Resources—Current Regulatory Capital Standards—Transition Provisions” in Citigroup’s 2016 Annual Report on Form 10-K.

Citigroup’s Capital Resources Under Current Regulatory Standards
Citi is required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6% and 8%, respectively.
Citi’s effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2017, inclusive of the 50% phase-in of both the 2.5% Capital Conservation Buffer and the 3% GSIB surcharge (all of which is to be composed of Common Equity Tier 1 Capital), are 7.25%, 8.75% and 10.75%, respectively. Citi’s effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2016, inclusive of the 25% phase-in of both the 2.5% Capital Conservation Buffer and the 3.5% GSIB surcharge (all of which is to be composed of Common Equity Tier 1 Capital), were 6%, 7.5% and 9.5%, respectively.
Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels.
The following tables set forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of March 31, 2017 and December 31, 2016.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	March 31, 2017		December 31, 2016
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$161,665	$161,665	$167,378	$167,378
Tier 1 Capital	177,104	177,104	178,387	178,387
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	201,500	214,080	202,146	214,938
Total Risk-Weighted Assets	1,166,202	1,142,579	1,166,764	1,126,314
Common Equity Tier 1 Capital ratio(2)	13.86%	14.15%	14.35%	14.86%
Tier 1 Capital ratio(2)	15.19	15.50	15.29	15.84
Total Capital ratio(2)	17.28	18.74	17.33	19.08

In millions of dollars, except ratios	March 31, 2017	December 31, 2016
Quarterly Adjusted Average Total Assets(3)	$1,776,048	$1,768,415
Total Leverage Exposure(4)	2,375,616	2,351,883
Tier 1 Leverage ratio	9.97%	10.09%
Supplementary Leverage ratio	7.46	7.58

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

(2)
As of March 31, 2017 and December 31, 2016, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at March 31, 2017 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of March 31, 2017.

Components of Citigroup Capital Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	March 31, 2017	December 31, 2016
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$209,063	$206,051
Add: Qualifying noncontrolling interests	197	259
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized losses on securities available-for-sale (AFS), net of tax(2)(3)	(116)	(320)
Less: Defined benefit plans liability adjustment, net of tax(3)	(1,035)	(2,066)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(4)	(562)	(560)
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	(138)	(37)
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(6)	21,448	20,858
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(3)	3,790	2,926
Less: Defined benefit pension plan net assets(3)	669	514
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(7)	16,862	12,802
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(3)(7)(8)	6,677	4,815
Total Common Equity Tier 1 Capital	$161,665	$167,378
Additional Tier 1 Capital
Qualifying perpetual preferred stock(1)	$19,069	$19,069
Qualifying trust preferred securities(9)	1,372	1,371
Qualifying noncontrolling interests	23	17
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	(35)	(24)
Less: Defined benefit pension plan net assets(3)	167	343
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(7)	4,215	8,535
Less: Permitted ownership interests in covered funds(10)	618	533
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	60	61
Total Additional Tier 1 Capital	$15,439	$11,009
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$177,104	$178,387
Tier 2 Capital
Qualifying subordinated debt	$23,278	$22,818
Qualifying trust preferred securities(12)	319	317
Qualifying noncontrolling interests	30	22
Excess of eligible credit reserves over expected credit losses(13)	827	660
Regulatory Capital Adjustment and Deduction:
Add: Unrealized gains on AFS equity exposures includable in Tier 2 Capital	2	3
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	60	61
Total Tier 2 Capital	$24,396	$23,759
Total Capital (Tier 1 Capital + Tier 2 Capital)	$201,500	$202,146

Footnotes are presented on the following page.

Citigroup Risk-Weighted Assets Under Current Regulatory Standards (Basel III Transition Arrangements)

	March 31, 2017		December 31, 2016
In millions of dollars	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Credit Risk(14)	$766,382	$1,070,053	$773,483	$1,061,786
Market Risk	72,247	72,526	64,006	64,528
Operational Risk	327,573	—	329,275	—
Total Risk-Weighted Assets	$1,166,202	$1,142,579	$1,166,764	$1,126,314

(1)
Issuance costs of $184 million related to preferred stock outstanding at March 31, 2017 and December 31, 2016, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. generally accepted accounting principles (GAAP).

(2)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities that were previously transferred from AFS to HTM, and non-credit-related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary impairment.

(3)
The transition arrangements for significant regulatory capital adjustments and deductions impacting Common Equity Tier 1 Capital and/or Additional Tier 1 Capital are set forth in the chart entitled “Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions,” as presented in Citigroup’s 2016 Annual Report on Form 10-K.

(4)
Common Equity Tier 1 Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in Accumulated other comprehensive income (loss) (AOCI) that relate to the hedging of items not recognized at fair value on the balance sheet.

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

(7)
Of Citi’s approximately $45.9 billion of net DTAs at March 31, 2017, approximately $19.6 billion were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $26.3 billion were excluded. Excluded from Citi’s regulatory capital at March 31, 2017 was approximately $27.7 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which approximately $23.5 billion were deducted from Common Equity Tier 1 Capital and approximately $4.2 billion were deducted from Additional Tier 1 Capital, reduced by approximately $1.4 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be deducted from both Common Equity Tier 1 Capital and Additional Tier 1 Capital under the transition arrangements of the U.S. Basel III rules; whereas DTAs arising from temporary differences are deducted in full from Common Equity Tier 1 Capital under these rules, if in excess of 10%/15% limitations.

(8)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At March 31, 2017 and December 31, 2016, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation. Accordingly, approximately $6.7 billion of DTAs arising from temporary differences were excluded from Citi’s Common Equity Tier 1 Capital at March 31, 2017. Changes to the U.S. corporate tax regime that impact the value of Citi’s DTAs arising from temporary differences, which exceed the then current amount deducted from Citi’s Common Equity Tier 1 Capital, would further reduce Citi’s regulatory capital to the extent of such excess after tax. For additional information regarding potential U.S. corporate tax reform, see “Risk Factors—Strategic Risks” in Citigroup’s 2016 Annual Report on Form 10-K.

(9)	Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(10)
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

(12)
Effective January 1, 2016, non-grandfathered trust preferred securities are not eligible for inclusion in Tier 1 Capital, but are eligible for inclusion in Tier 2 Capital subject to full phase-out by January 1, 2022. Non-grandfathered trust preferred securities are eligible for inclusion in Tier 2 Capital in an amount up to 50% and 60% during 2017 and 2016, respectively, of the aggregate outstanding principal amounts of such issuances as of January 1, 2014, in accordance with the transition arrangements for non-qualifying capital instruments under the U.S. Basel III rules.

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

Citigroup Capital Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three months ended March 31, 2017
Common Equity Tier 1 Capital
Balance, beginning of period	$167,376
Net income	4,090
Common and preferred stock dividends declared	(746)
Net increase in treasury stock	(1,277)
Net decrease in common stock and additional paid-in capital	(429)
Net decrease in foreign currency translation adjustment net of hedges, net of tax	1,318
Net decrease in unrealized losses on securities AFS, net of tax	16
Net increase in defined benefit plans liability adjustment, net of tax	(1,043)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	41
Net increase in goodwill, net of related DTLs	(590)
Net increase in identifiable intangible assets other than MSRs, net of related DTLs	(864)
Net increase in defined benefit pension plan net assets	(155)
Net increase in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	(4,034)
Net increase in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(1,886)
Other	(152)
Net decrease in Common Equity Tier 1 Capital	$(5,711)
Common Equity Tier 1 Capital Balance, end of period	$161,665
Additional Tier 1 Capital
Balance, beginning of period	$10,992
Net increase in qualifying trust preferred securities	1
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	11
Net decrease in defined benefit pension plan net assets	176
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	4,337
Net increase in permitted ownership interests in covered funds	(85)
Other	7
Net increase in Additional Tier 1 Capital	$4,447
Tier 1 Capital Balance, end of period	$177,104
Tier 2 Capital
Balance, beginning of period	$23,759
Net increase in qualifying subordinated debt	460
Net increase in qualifying trust preferred securities	2
Net increase in excess of eligible credit reserves over expected credit losses	167
Other	8
Net increase in Tier 2 Capital	$637
Tier 2 Capital Balance, end of period	$24,396
Total Capital (Tier 1 Capital + Tier 2 Capital)	$201,500

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three months ended March 31, 2017
Total Risk-Weighted Assets, beginning of period	$1,166,764
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(1)	(4,312)
Net increase in wholesale exposures(2)	4,445
Net decrease in repo-style transactions	(197)
Net decrease in securitization exposures	(235)
Net increase in equity exposures	465
Net decrease in over-the-counter (OTC) derivatives(3)	(4,199)
Net decrease in derivatives CVA(4)	(1,061)
Net decrease in other exposures(5)	(1,665)
Net decrease in supervisory 6% multiplier(6)	(342)
Net decrease in Credit Risk-Weighted Assets	$(7,101)
Changes in Market Risk-Weighted Assets
Net increase in risk levels(7)	$10,995
Net decrease due to model and methodology updates(8)	(2,754)
Net increase in Market Risk-Weighted Assets	$8,241
Net decrease in Operational Risk-Weighted Assets(9)	$(1,702)
Total Risk-Weighted Assets, end of period	$1,166,202

(1)
Retail exposures decreased during the three months ended March 31, 2017 primarily due to residential mortgage loan sales and repayments, divestitures of certain legacy assets and reductions in qualifying revolving (cards) exposures attributable to seasonal holiday spending repayments, partially offset by the impact of FX translation.

(2)	Wholesale exposures increased during the three months ended March 31, 2017 primarily due to increases in commercial loans and loan commitments, as well as the impact of FX translation.

(3)	OTC derivatives decreased during the three months ended March 31, 2017 primarily due to changes in fair value and improved portfolio credit quality.

(4)	Derivatives CVA decreased during the three months ended March 31, 2017 primarily driven by model enhancements, partially offset by increased exposure and volatility.

(5)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures decreased during the three months ended March 31, 2017 primarily due to a reduction in assets subject to risk-weighting arising from the transitioning to higher regulatory capital deductions effective January 1, 2017, and from the previously-announced sale of a portion of Citi’s mortgage servicing rights, which were offset, in part, by an increase in exchange-traded exposures.

(6)	Supervisory 6% multiplier does not apply to derivatives CVA.

(7)
Risk levels increased during the three months ended March 31, 2017 primarily due to increases in exposure levels subject to Stressed Value at Risk and comprehensive risk, as well as an increase in positions subject to securitization charges.

(8)	Risk-weighted assets declined during the three months ended March 31, 2017 due to changes in model inputs regarding volatility, as well as methodology changes for standard specific risk charges.

(9)	During the first quarter of 2017, operational risk-weighted assets decreased by $1.7 billion due to quarterly updates to model parameters.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions Under Current Regulatory Standards
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
During 2017, Citi’s primary subsidiary U.S. depository institution, Citibank, N.A. (Citibank), is subject to effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios, inclusive of the 50% phase-in of the 2.5% Capital Conservation Buffer, of 5.75%, 7.25% and 9.25%, respectively. Citibank’s effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total

Capital ratios during 2016, inclusive of the 25% phase-in of the 2.5% Capital Conservation Buffer, were 5.125%, 6.625% and 8.625%, respectively. Citibank is required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6% and 8%, respectively.
The following tables set forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, Citi’s primary subsidiary U.S. depository institution, as of March 31, 2017 and December 31, 2016.
Citibank Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	March 31, 2017		December 31, 2016
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$126,543	$126,543	$126,220	$126,220
Tier 1 Capital	127,859	127,859	126,465	126,465
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	140,431	151,628	138,821	150,291
Total Risk-Weighted Assets	984,660	1,016,037	973,933	1,001,016
Common Equity Tier 1 Capital ratio(2)(3)	12.85%	12.45%	12.96%	12.61%
Tier 1 Capital ratio(2)(3)	12.99	12.58	12.99	12.63
Total Capital ratio(2)(3)	14.26	14.92	14.25	15.01

In millions of dollars, except ratios	March 31, 2017	December 31, 2016
Quarterly Adjusted Average Total Assets(4)	$1,350,921	$1,333,161
Total Leverage Exposure(5)	1,885,462	1,859,394
Tier 1 Leverage ratio(3)	9.46%	9.49%
Supplementary Leverage ratio	6.78	6.80

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

(2)
As of March 31, 2017 and December 31, 2016, Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach framework. As of March 31, 2017 and December 31, 2016, Citibank’s reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework.

(3)
Citibank must maintain minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 6.5%, 8%, 10% and 5%, respectively, to be considered “well capitalized” under the revised Prompt Corrective Action (PCA) regulations applicable to insured depository institutions as established by the U.S. Basel III rules. For additional information, see “Capital Resources—Current Regulatory Capital Standards—Prompt Corrective Action Framework” in Citigroup’s 2016 Annual Report on Form 10-K.

(4)	Tier 1 Leverage ratio denominator.

(5)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citibank’s capital ratios at March 31, 2017 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of March 31, 2017 under the revised PCA regulations which became effective January 1, 2015.

Impact of Changes on Citigroup and Citibank Capital Ratios Under Current Regulatory Capital Standards
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets, quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), under current regulatory capital standards (reflecting Basel III Transition Arrangements), as of March 31, 2017.

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

Impact of Changes on Citigroup and Citibank Risk-Based Capital Ratios (Basel III Transition Arrangements)

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.9	1.2	0.9	1.3	0.9	1.5
Standardized Approach	0.9	1.2	0.9	1.4	0.9	1.6
Citibank
Advanced Approaches	1.0	1.3	1.0	1.3	1.0	1.4
Standardized Approach	1.0	1.2	1.0	1.2	1.0	1.5

Impact of Changes on Citigroup and Citibank Leverage Ratios (Basel III Transition Arrangements)

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.6	0.6	0.4	0.3
Citibank	0.7	0.7	0.5	0.4

Citigroup Broker-Dealer Subsidiaries
At March 31, 2017, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of approximately $10.5 billion, which exceeded the minimum requirement by approximately $8.6 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $17.4 billion at March 31, 2017, which exceeded the PRA's minimum regulatory capital requirements.

In addition, certain of Citi’s other broker-dealer
subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their regulatory capital requirements at March 31, 2017.

Basel III (Full Implementation)

Citigroup’s Capital Resources Under Basel III
(Full Implementation)
Citi currently estimates that its effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratio requirements under the U.S. Basel III rules, on a fully implemented basis, inclusive of the 2.5% Capital Conservation Buffer and the Countercyclical Capital Buffer at its current level of 0%, as well as an expected 3% GSIB surcharge, may be 10%, 11.5% and 13.5%, respectively.
Further, under the U.S. Basel III rules, Citi must also comply with a 4% minimum Tier 1 Leverage ratio requirement and an effective 5% minimum Supplementary Leverage ratio requirement.
The following tables set forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios, assuming full implementation under the U.S. Basel III rules, for Citi as of March 31, 2017 and December 31, 2016.
At March 31, 2017, Citi’s constraining risk-based capital ratios were those derived under the Basel III Advanced Approaches framework.
Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	March 31, 2017		December 31, 2016
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$152,835	$152,835	$149,516	$149,516
Tier 1 Capital	172,626	172,626	169,390	169,390
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	197,027	209,607	193,160	205,975
Total Risk-Weighted Assets	1,191,503	1,166,447	1,189,680	1,147,956
Common Equity Tier 1 Capital ratio(2)(3)	12.83%	13.10%	12.57%	13.02%
Tier 1 Capital ratio(2)(3)	14.49	14.80	14.24	14.76
Total Capital ratio(2)(3)	16.54	17.97	16.24	17.94

In millions of dollars, except ratios	March 31, 2017	December 31, 2016
Quarterly Adjusted Average Total Assets(4)	$1,772,780	$1,761,923
Total Leverage Exposure(5)	2,372,348	2,345,391
Tier 1 Leverage ratio(3)	9.74%	9.61%
Supplementary Leverage ratio(3)	7.28	7.22

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

(2)	As of March 31, 2017 and December 31, 2016, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(3)	Citi’s Basel III capital ratios and related components, on a fully implemented basis, are non-GAAP financial measures.

(4)	Tier 1 Leverage ratio denominator.

(5)	Supplementary Leverage ratio denominator.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 12.8% at March 31, 2017, compared to 12.6% at December 31, 2016 (all based on application of the Advanced Approaches for determining total risk-weighted assets). The quarter-over-quarter growth in the ratio was primarily due to quarterly net income of $4.1 billion and beneficial net movements in AOCI, offset in part by the return of approximately $2.2 billion of capital to common shareholders.
Components of Citigroup Capital Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	March 31, 2017	December 31, 2016
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$209,063	$206,051
Add: Qualifying noncontrolling interests	133	129
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(2)	(562)	(560)
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)	(173)	(61)
Less: Intangible assets:
Goodwill, net of related DTLs(4)	21,448	20,858
Identifiable intangible assets other than MSRs, net of related DTLs	4,738	4,876
Less: Defined benefit pension plan net assets	836	857
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(5)	21,077	21,337
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(5)(6)	8,997	9,357
Total Common Equity Tier 1 Capital	$152,835	$149,516
Additional Tier 1 Capital
Qualifying perpetual preferred stock(1)	$19,069	$19,069
Qualifying trust preferred securities(7)	1,372	1,371
Qualifying noncontrolling interests	28	28
Regulatory Capital Deductions:
Less: Permitted ownership interests in covered funds(8)	618	533
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	60	61
Total Additional Tier 1 Capital	$19,791	$19,874
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$172,626	$169,390
Tier 2 Capital
Qualifying subordinated debt	$23,278	$22,818
Qualifying trust preferred securities(10)	319	317
Qualifying noncontrolling interests	37	36
Excess of eligible credit reserves over expected credit losses(11)	827	660
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	60	61
Total Tier 2 Capital	$24,401	$23,770
Total Capital (Tier 1 Capital + Tier 2 Capital)(12)	$197,027	$193,160

(1)
Issuance costs of $184 million related to preferred stock outstanding at March 31, 2017 and December 31, 2016, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)
Common Equity Tier 1 Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in AOCI that relate to the hedging of items not recognized at fair value on the balance sheet.

Footnotes continue on the following page.

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

(5)
Of Citi’s approximately $45.9 billion of net DTAs at March 31, 2017, approximately $17.2 billion were includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while approximately $28.7 billion were excluded. Excluded from Citi’s Common Equity Tier 1 Capital at March 31, 2017 was a total of approximately $30.1 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, reduced by approximately $1.4 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be fully deducted from Common Equity Tier 1 Capital under full implementation of the U.S. Basel III rules; whereas DTAs arising from temporary differences are deducted from Common Equity Tier 1 Capital, if in excess of 10%/15% limitations.

(6)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At March 31, 2017 and December 31, 2016, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation. Accordingly, approximately $9.0 billion of DTAs arising from temporary differences were excluded from Citi’s Common Equity Tier 1 Capital at March 31, 2017. Changes to the U.S. corporate tax regime that impact the value of Citi’s DTAs arising from temporary differences, which exceed the then current amount deducted from Citi’s Common Equity Tier 1 Capital, would further reduce Citi’s regulatory capital to the extent of such excess after tax. For additional information regarding potential U.S. corporate tax reform, see “Risk Factors—Strategic Risks” in Citigroup’s 2016 Annual Report on Form 10-K.

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

(12)	Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital.

Citigroup Capital Rollforward Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	Three months ended March 31, 2017
Common Equity Tier 1 Capital
Balance, beginning of period	$149,512
Net income	4,090
Common and preferred stock dividends declared	(746)
Net increase in treasury stock	(1,277)
Net decrease in common stock and additional paid-in capital	(429)
Net decrease in foreign currency translation adjustment net of hedges, net of tax	1,318
Net decrease in unrealized losses on securities AFS, net of tax	220
Net increase in defined benefit plans liability adjustment, net of tax	(12)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	52
Net increase in goodwill, net of related DTLs	(590)
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	138
Net decrease in defined benefit pension plan net assets	21
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	303
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	321
Other	(86)
Net increase in Common Equity Tier 1 Capital	$3,323
Common Equity Tier 1 Capital Balance, end of period	$152,835
Additional Tier 1 Capital
Balance, beginning of period	$19,874
Net increase in qualifying trust preferred securities	1
Net increase in permitted ownership interests in covered funds	(85)
Other	1
Net decrease in Additional Tier 1 Capital	$(83)
Tier 1 Capital Balance, end of period	$172,626
Tier 2 Capital
Balance, beginning of period	$23,770
Net increase in qualifying subordinated debt	460
Net increase in excess of eligible credit reserves over expected credit losses	167
Other	4
Net increase in Tier 2 Capital	$631
Tier 2 Capital Balance, end of period	$24,401
Total Capital (Tier 1 Capital + Tier 2 Capital)	$197,027

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation)

	March 31, 2017		December 31, 2016
In millions of dollars	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Credit Risk	$791,683	$1,093,921	$796,399	$1,083,428
Market Risk	72,247	72,526	64,006	64,528
Operational Risk	327,573	—	329,275	—
Total Risk-Weighted Assets	$1,191,503	$1,166,447	$1,189,680	$1,147,956

Total risk-weighted assets under the Basel III Advanced Approaches increased slightly from year-end 2016, substantially due to an increase in market risk-weighted assets, partially offset by a decrease in operational risk-weighted assets due to quarterly updates to model parameters, as well as a decline in credit risk-weighted assets. The decrease in credit risk-weighted assets under the Basel III Advanced Approaches was primarily due to decreases in residential mortgage and qualifying revolving (cards) exposures, decreases in OTC derivative exposures and derivatives CVA, as well as the previously-announced sale of a portion of Citi’s mortgage servicing rights and sales of certain legacy assets, partially offset by the impact of FX translation and higher corporate loan exposures.
Total risk-weighted assets under the Basel III Standardized Approach increased due to substantially higher credit and market risk-weighted assets. The increase in credit risk-weighted assets under the Basel III Standardized Approach resulted from the impact of FX translation, increases in commercial loans and commitments, and increases in repo-style transactions, partially offset by a reduction in qualifying revolving (cards) and residential mortgage exposures as well as the previously-announced sale of a portion of Citi’s mortgage servicing rights and sales of certain legacy assets.
The increase in market risk-weighted assets under both approaches over this period was primarily due to increases in exposure levels subject to Stressed Value at Risk and comprehensive risk, as well as an increase in positions subject to securitization charges.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three months ended March 31, 2017
Total Risk-Weighted Assets, beginning of period	$1,189,680
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(1)	(4,312)
Net increase in wholesale exposures(2)	4,445
Net decrease in repo-style transactions	(197)
Net decrease in securitization exposures	(235)
Net increase in equity exposures	542
Net decrease in over-the-counter (OTC) derivatives(3)	(4,199)
Net decrease in derivatives CVA(4)	(1,061)
Net increase in other exposures(5)	508
Net decrease in supervisory 6% multiplier(6)	(207)
Net decrease in Credit Risk-Weighted Assets	$(4,716)
Changes in Market Risk-Weighted Assets
Net increase in risk levels(7)	$10,995
Net decrease due to model and methodology updates(8)	(2,754)
Net increase in Market Risk-Weighted Assets	$8,241
Net decrease in Operational Risk-Weighted Assets(9)	$(1,702)
Total Risk-Weighted Assets, end of period	$1,191,503

(1)
Retail exposures decreased during the three months ended March 31, 2017 primarily due to residential mortgage loan sales and repayments, divestitures of certain legacy assets and reductions in qualifying revolving (cards) exposures attributable to seasonal holiday spending repayments, partially offset by the impact of FX translation.

(2)	Wholesale exposures increased during the three months ended March 31, 2017 primarily due to increases in commercial loans and loan commitments, as well as the impact of FX translation.

(3)	OTC derivatives decreased during the three months ended March 31, 2017 primarily due to changes in fair value and improved portfolio credit quality.

(4)	Derivatives CVA decreased during the three months ended March 31, 2017 primarily driven by model enhancements, partially offset by increased exposure and volatility.

(5)	Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios.

(6)	Supervisory 6% multiplier does not apply to derivatives CVA.

(7)
Risk levels increased during the three months ended March 31, 2017 primarily due to increases in exposure levels subject to Stressed Value at Risk and comprehensive risk, as well as an increase in positions subject to securitization charges.

(8)	Risk-weighted assets declined during the three months ended March 31, 2017 due to changes in model inputs regarding volatility, as well as methodology changes for standard specific risk charges.

(9)	During the first quarter of 2017, operational risk-weighted assets decreased by $1.7 billion due to quarterly updates to model parameters.

Supplementary Leverage Ratio
Citigroup’s Supplementary Leverage ratio was 7.3% for the first quarter of 2017, compared to 7.2% for the fourth quarter of 2016. The growth in the ratio quarter-over-quarter was principally driven by an increase in Tier 1 Capital attributable largely to quarterly net income of $4.1 billion, which was partially offset by an increase in Total Leverage Exposure primarily due to growth in average on-balance sheet assets as well as an increase in the potential future exposure on derivative contracts.

The following table sets forth Citi’s Supplementary Leverage ratio and related components, assuming full implementation under the U.S. Basel III rules, for the three months ended March 31, 2017 and December 31, 2016.

Citigroup Basel III Supplementary Leverage Ratio and Related Components (Full Implementation)

In millions of dollars, except ratios	March 31, 2017	December 31, 2016
Tier 1 Capital	$172,626	$169,390
Total Leverage Exposure (TLE)
On-balance sheet assets(1)	$1,830,554	$1,819,802
Certain off-balance sheet exposures:(2)
Potential future exposure on derivative contracts	220,573	211,009
Effective notional of sold credit derivatives, net(3)	65,584	64,366
Counterparty credit risk for repo-style transactions(4)	25,205	22,002
Unconditionally cancellable commitments	67,101	66,663
Other off-balance sheet exposures	221,105	219,428
Total of certain off-balance sheet exposures	$599,568	$583,468
Less: Tier 1 Capital deductions	57,774	57,879
Total Leverage Exposure	$2,372,348	$2,345,391
Supplementary Leverage ratio	7.28%	7.22%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(3)
Under the U.S. Basel III rules, banking organizations are required to include in TLE the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(4)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

Citibank’s Supplementary Leverage ratio, assuming full implementation under the U.S. Basel III rules, was 6.7% for the first quarter of 2017, compared to 6.6% for the fourth quarter of 2016. The growth in the ratio quarter-over-quarter was principally driven by an increase in Tier 1 Capital attributable largely to quarterly net income, partially offset by cash dividends paid by Citibank to its parent, Citicorp, and which were subsequently remitted to Citigroup.

Regulatory Capital Standards Developments
The Basel Committee on Banking Supervision (Basel Committee) issued various proposed and final rules during the first quarter of 2017, which are designed to provide further clarification, modification or enhancement to certain elements of the Basel III capital framework.

Identification and Management of Step-in Risk
In March 2017, the Basel Committee issued a second consultative document which proposes guidelines regarding the identification and management of so-called “step-in risk,” which is defined as “the risk that a bank decides to provide financial support to an unconsolidated entity that is facing stress, in the absence of, or in excess of, any contractual obligations to provide such support.” This consultative document establishes a proposed framework that would be used by banks for conducting a self-assessment of step-in risk, which would also be reported to each bank’s respective national supervisors. The self-assessment of step-in risk would consider the risk characteristics of certain unconsolidated entities, as well as the banks’ relationship to such entities. The proposed framework, however, would not require any additional regulatory capital or liquidity charges beyond the current Basel III rules.

Pillar 3 Disclosure Requirements - Consolidated and
Enhanced Framework
In March 2017, the Basel Committee issued a final rule
which adopts further revisions arising from the second phase of its review of the “Pillar 3” disclosure requirements, and which builds on the initial revisions from phase one of the review which were finalized in January 2015.
The final rule consolidates all existing Basel Committee disclosure requirements into the Pillar 3 framework, with these constituting the disclosure requirements regarding the composition of capital, leverage ratio, Liquidity Coverage Ratio, Net Stable Funding Ratio, indicators for measuring the global systemic importance of banks, Countercyclical Capital Buffer, interest rate risk in the banking book, and remuneration. Moreover, the final rule introduces enhancements to the Pillar 3 framework, in part, by incorporating a “dashboard” of a banking organization’s key regulatory capital and liquidity metrics. Lastly, the final rule sets forth revisions and additions to the Pillar 3 framework resulting from ongoing reforms to the regulatory capital framework, including incorporating disclosure requirements arising from the Financial Stability Board’s total loss-absorbing capacity (TLAC) regime applicable to global systemically important banks (GSIBs), and revised disclosure requirements for market risk attributable to the revised market risk framework.
The final rule does not include disclosure requirements arising from the Basel Committee’s ongoing finalization of the Basel III reforms, such as those with respect to certain potential revisions to credit and operational risk disclosures, which will be included within the scope of the third phase of the review of the Pillar 3 framework.

Citi is currently subject to the Advanced Approaches disclosure requirements under the U.S. Basel III rules. The U.S. banking agencies may revise the nature and extent of these disclosure requirements in the future, as a result of the Basel Committee’s revised Pillar 3 disclosure requirements.

Regulatory Treatment of Accounting Provisions for Expected Credit Losses - Interim Approach and Transitional Arrangements
In March 2017, the Basel Committee issued a final rule which retains, for an interim period, the current Basel III treatment, under both the Standardized Approach and Internal Ratings-Based Approaches, applicable to accounting provisions for credit losses. Such measure is in recognition of the promulgation by both the International Accounting Standards Board and more recently the U.S. Financial Accounting Standards Board of new accounting pronouncements (IFRS 9, “Financial Instruments,” and
ASU 2016-13, “Financial Instruments - Credit Losses,”
respectively) regarding the impairment of financial assets and adoption of provisioning standards which incorporate forward-looking assessments in the estimation of expected credit losses, which represents a substantial departure from the recognition of credit losses under the current incurred loss model. Measuring the impairment of loans and other financial assets under expected credit loss models may result in earlier recognition of, and higher accounting provisions for, credit losses, and consequently may increase volatility in regulatory capital. The current Basel III treatment is being retained so as to afford the Basel Committee additional time in which to thoroughly consider and develop a permanent regulatory capital treatment with respect to accounting provisions for expected credit losses.
Moreover, the final rule provides for optional transitional arrangements, which may be availed by jurisdictions, that would permit banking organizations to more evenly absorb the potentially significant adverse impact on regulatory capital arising from the recognition of higher expected credit loss provisions. The final rule also establishes standards with which these transitional arrangements must comply.
The U.S. banking agencies may revise the Basel III rules in the future in conjunction with the adoption by U.S. banking organizations of the current expected credit loss model as set forth under ASU 2016-13.

Revised Assessment Framework for Global Systemically Important Banks
In March 2017, the Basel Committee issued a consultative document which proposes revisions to the framework for assessing the global systemic importance of banks. The current framework employed by the Basel Committee as to the identification of GSIBs and the assessment of a surcharge, is based primarily on quantitative measurement indicators underlying five equally weighted broad categories of systemic importance: (i) size, (ii) interconnectedness, (iii) cross-jurisdictional activity, (iv) substitutability/financial institution infrastructure, and (v) complexity. With the exception of size, each of the other categories are comprised of multiple indicators, and amounting to 12 indicators in total.
The proposal, which reflects the results of the Basel Committee’s planned initial review, sets forth several modifications to its GSIB framework, the most significant of which for Citi would be the removal of the existing cap on the substitutability/financial institution infrastructure category. Among the other changes proposed by the Basel Committee and estimated to be of lesser impact to Citi, would be the introduction within the substitutability/financial institution infrastructure category of a trading volume indicator, accompanied by an equivalent reduction in the current weighting of the existing underwriting indicator. Moreover, the Basel Committee’s proposed requirement to expand the scope of consolidation to include exposures of insurance subsidiaries within the size, interconnectedness, and complexity categories would raise the global aggregate of these respective measures of systemic importance to which all GSIBs are subject, and as a result it is estimated that Citi would benefit on a relative basis vis-a-vis certain other GSIBs, given that its insurance subsidiaries are presently consolidated under U.S. generally accepted accounting principles and for regulatory purposes. Aside from these proposed modifications, the Basel Committee is also separately seeking feedback on the potential for a new indicator regarding short-term wholesale funding.
In contrast, a U.S. bank holding company that is designated a GSIB under the Federal Reserve Board’s rule, is required, on an annual basis, to calculate a surcharge using two methods, and is subject to the higher of the resulting two surcharges. The first method (“method 1”) is based on the same five broad categories of systemic importance resident under the Basel Committee’s framework to identify a GSIB and derive a surcharge. Under the second method (“method 2”), the substitutability category is replaced with a quantitative measure intended to assess the extent of a GSIB’s reliance on short-term wholesale funding.
Accordingly, if the Federal Reserve Board were to adopt the Basel Committee’s proposed revisions with respect to the U.S. GSIB framework, Citi’s method 1 GSIB surcharge would increase from its 2017 level of 2% to an estimated 2.5%, while its estimated method 2 GSIB surcharge would remain unchanged at its 2017 level of 3%. Further, while it is currently estimated that under these circumstances method 2 would remain Citi’s binding constraint for GSIB surcharge purposes, nonetheless an increase in Citi’s method 1 GSIB surcharge could impact the extent to which Citi satisfies certain TLAC minimum requirements in the future.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE, tangible book value per share and returns on average TCE are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	March 31, 2017	December 31, 2016
Total Citigroup stockholders’ equity	$228,132	$225,120
Less: Preferred stock	19,253	19,253
Common stockholders’ equity	$208,879	$205,867
Less:
Goodwill	22,265	21,659
Identifiable intangible assets (other than MSRs)	5,013	5,114
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale	48	72
Tangible common equity (TCE)	$181,553	$179,022
Common shares outstanding (CSO)	2,753.3	2,772.4
Book value per share (common equity/CSO)	$75.86	$74.26
Tangible book value per share (TCE/CSO)	65.94	64.57
In millions of dollars	Three months ended March 31, 2017	Three months ended March 31, 2016
Net income available to common shareholders	$3,789	$3,291
Average common stockholders’ equity	$207,040	$207,084
Average TCE	$180,288	$181,336
Less: Average net DTAs excluded from Common Equity Tier 1 Capital(1)	28,951	29,988
Average TCE, excluding average net DTAs excluded from Common Equity Tier 1 Capital	$151,337	$151,348
Return on average common stockholders’ equity	7.4%	6.4%
Return on average TCE (ROTCE)(2)	8.5	7.3
Return on average TCE, excluding average net DTAs excluded from Common Equity Tier 1 Capital	10.2	8.7

(1)
Represents average net DTAs excluded in arriving at Common Equity Tier 1 Capital under full implementation of the U.S. Basel III rules. The average is based upon quarter-end amounts over the most recent two quarters through March 31, 2017 and March 31, 2016, respectively.

(2)	ROTCE represents annualized net income available to common shareholders as a percentage of average TCE.

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
For more information on Citi’s management of global risk, including its three lines of defense, see “Managing Global Risk” in Citi’s 2016 Annual Report on Form 10-K.

CREDIT RISK

For additional information on credit risk, including Citi’s credit risk management, measurement and stress testing, see “Credit Risk” and “Risk Factors” in Citi’s 2016 Annual Report on Form 10-K.

CONSUMER CREDIT
Citi provides traditional retail banking, including commercial banking, and credit card products in 19 countries through North America GCB, Latin America GCB and Asia GCB. The retail banking products include consumer mortgages, home equity, personal, commercial loans and lines of credit, and similar related products with a focus on lending to prime customers. Citi uses its risk appetite framework to define its lending parameters. In addition, Citi uses proprietary scoring models for new customer approvals. As stated in “Global Consumer Banking” above, GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies. GCB’s commercial banking business focuses on small to mid-sized businesses.

Consumer Credit Portfolio
The following tables show Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	1Q’16	2Q’16	3Q’16	4Q’16	1Q’17
Retail banking:
Mortgages	$82.2	$81.6	$81.4	$79.4	$81.2
Commercial banking	32.2	32.6	33.2	32.0	33.9
Personal and other	27.6	27.2	27.0	24.9	26.3
Total retail banking	$142.0	$141.4	$141.6	$136.3	$141.4
Cards:
Citi-branded cards(2)	$87.8	$100.1	$103.9	$108.3	$105.7
Citi retail services	42.5	43.3	43.9	47.3	44.2
Total cards	$130.3	$143.4	$147.8	$155.6	$149.9
Total GCB	$272.3	$284.8	$289.4	$291.9	$291.3
GCB regional distribution:
North America	59%	62%	62%	64%	62%
Latin America	9	8	8	8	9
Asia(3)	32	30	30	28	29
Total GCB	100%	100%	100%	100%	100%
Corporate / Other	$45.3	$41.3	$39.0	$33.2	$29.3
Total consumer loans	$317.6	$326.1	$328.4	$325.1	$320.6

(1)	End-of-period loans include interest and fees on credit cards.

(2)	In the second quarter of 2016, Citi completed the acquisition of the $10.6 billion Costco U.S. co-branded credit card portfolio.

(3)	Asia includes loans and leases in certain EMEA countries for all periods presented.

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

North America GCB provides mortgages, home equity loans, personal loans and commercial banking products through Citi’s retail banking network, and card products through Citi-branded cards and Citi retail services businesses. The retail bank is concentrated in six major metropolitan cities in the United States (for additional information on the U.S. retail bank, see “North America GCB” above).
As of March 31, 2017, approximately 69% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which drove the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquencies and net credit losses, see “Credit Card Trends” below).
Latin America GCB operates in Mexico through Citibanamex, one of Mexico’s largest banks, and provides credit cards, consumer mortgages, personal loans and commercial banking products. Latin America GCB serves a more mass market segment in Mexico and focuses on developing multi-product relationships with customers.
As set forth in the chart above, 90+ days past due delinquencies and net credit loss rates improved in Latin America GCB year-over-year as of the first quarter of 2017, while the delinquency rate decreased and the net credit loss rate increased quarter-over-quarter. The improvement in delinquencies was primarily driven by higher payment rates. The sequential increase in the net credit loss rate was driven by seasonality and lower loan growth.
Asia GCB operates in 17 countries in Asia and EMEA and provides credit cards, consumer mortgages, personal loans and commercial banking products.
As shown in the chart above, 90+ days past due delinquency and net credit loss rates were largely stable in Asia GCB year-over-year and quarter-over-quarter as of the first quarter of 2017. This stability reflects the strong credit profiles in Asia GCB’s target customer segments. In addition, regulatory changes in many markets in Asia over the past few years have resulted in stable or improved portfolio credit quality, despite weaker macroeconomic conditions in several countries.
For additional information on cost of credit, loan delinquency and other information for Citi’s consumer loan portfolios, see each respective business’s results of operations above and Note 13 to the Consolidated Financial Statements.

Credit Card Trends

The following charts show the quarterly trends in delinquencies and net credit losses for total GCB cards, Citi’s North America Citi-branded cards and Citi retail services portfolios as well as for Citi’s Latin America and Asia Citi-branded cards portfolios.

Total Cards

North America Citi-Branded Cards

North America Citi Retail Services

Latin America Citi-Branded Cards

Asia Citi-Branded Cards(1)

(1)	Asia includes loans and leases in certain EMEA countries for all periods presented.

North America GCB’s Citi-branded cards portfolio issues proprietary and co-branded cards. As shown in the chart above, 90+ days past due delinquency rates in Citi-branded cards increased year-over-year as of the first quarter of 2017 due to seasoning and the impact of changes in collection processes, and modestly decreased quarter-over-quarter, due to the flow-through of delinquencies to credit losses related to the Costco conversion. Net credit loss rates increased year-over-year due to seasoning and the impact of changes in collection processes and quarter-over quarter due to the flow-through of delinquencies to credit losses related to the Costco conversion, seasonality and the impact to changes in collection processes.
Citi retail services partners directly with more than 20 retailers and dealers to offer private-label and co-branded consumer and commercial cards. Citi retail services’ target market is focused on select industry segments such as specialty retail, consumer electronics and fuel. Citi retail services continually evaluates opportunities to add partners within target industries that have strong loyalty, lending or payment programs and growth potential.
Citi retail services’ delinquency and net credit loss rates increased year-over-year and quarter-over-quarter as of the first quarter of 2017, primarily due to seasoning as well as the impact of changes in collection processes. The net credit loss rate also increased quarter-over-quarter due to seasonality.
Latin America GCB issues proprietary and co-branded cards. As set forth in the chart above, 90+ days past due delinquency rates have continued to improve or remained stable year-over-year and quarter-over-quarter as of the first quarter of 2017. Net credit loss rates decreased year-over-year, primarily driven by the higher payment rates, while net credit loss rates increased quarter-over-quarter due to seasonality.
Asia GCB issues proprietary and co-branded cards. As set forth in the chart above, 90+ days past due delinquency and net credit loss rates have remained broadly stable, driven by mature and well-diversified cards portfolios.
For additional information on cost of credit, delinquency and other information for Citi’s cards portfolios, see each respective business’s results of operations above and Note 13 to the Consolidated Financial Statements.

North America Cards FICO Distribution
The following tables show the current FICO score distributions for Citi’s North America Citi-branded cards and Citi retail services portfolios based on end of period receivables. FICO scores are updated monthly for substantially all of the portfolio and on a quarterly basis for the remaining portfolio.

Citi-Branded

FICO distribution	March 31, 2017	December 31, 2016
> 720	61%	64%
660 - 720	27	26
620 - 660	7	6
< 620	5	4
Total	100%	100%

Citi Retail Services

FICO distribution	March 31, 2017	December 31, 2016
> 720	40%	42%
660 - 720	35	35
620 - 660	14	13
< 620	11	10
Total	100%	100%

The percentage of loans outstanding with borrowers with
FICO scores greater than 720 declined sequentially due to seasonality reflecting high quality transactors with higher holiday spending as of year-end 2016. Otherwise the portfolios continued to demonstrate strong underlying credit quality.
For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

North America Consumer Mortgage Lending
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. The following table shows the outstanding quarterly end-of-period loans for Citi’s North America residential first mortgage and home equity loan portfolios:

In billions of dollars	1Q’16	2Q’16	3Q’16	4Q’16	1Q’17
GCB:
Residential firsts	$39.2	$40.1	$40.1	$40.2	$40.3
Home equity	3.7	3.8	3.9	4.0	4.0
Total GCB	$42.9	$43.9	$44.0	$44.2	$44.3
Corporate/Other:
Residential firsts	$17.6	$15.8	$14.8	$13.4	$12.3
Home equity	18.3	17.3	16.1	15.0	13.4
Total Corporate/Other	$35.9	$33.1	$30.9	$28.4	$25.7
Total Citigroup— North America	$78.8	$77.0	$74.9	$72.6	$70.0

For additional information on delinquency and net credit loss trends in Citi’s consumer mortgage portfolio, see “Additional Consumer Credit Details” below.

Home Equity Loans—Revolving HELOCs
As set forth in the table above, Citi had $17.4 billion of home equity loans as of March 31, 2017, of which $4.2 billion are fixed-rate home equity loans and $13.2 billion are extended under home equity lines of credit (Revolving HELOCs). Fixed-rate home equity loans are fully amortizing. Revolving HELOCs allow for amounts to be drawn for a period of time with the payment of interest only and then, at the end of the draw period, then then-outstanding amount is converted to an amortizing loan, or “reset” (the interest-only payment feature during the revolving period is standard for this product across the industry). Upon reset, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the standard 30-year amortization.
Of the Revolving HELOCs at March 31, 2017, $6.4 billion had reset (compared to $6.2 billion at December 31, 2016) and $6.8 billion were still within their revolving period that had not reset (compared to $7.8 billion at December 31, 2016). The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of March 31, 2017
Note: Totals may not sum due to rounding.

Approximately 49% of Citi’s total Revolving HELOCs portfolio had reset as of March 31, 2017 (compared to 44% as of December 31, 2016). Of the remaining Revolving HELOCs portfolio, approximately 33% will commence amortization during the remainder of 2017. Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans. Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during the remainder of 2017 could increase on average by approximately $354, or 146%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Of the Revolving HELOCs that will reset during the remainder of 2017, approximately $95 million, or 3%, of the loans have a CLTV greater than 100% as of March 31, 2017. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans begin to reset.
Approximately 6.4% of the Revolving HELOCs that have reset as of March 31, 2017 were 30+ days past due, compared to 3.9% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 6.7% and 3.9%, respectively, as of December 31, 2016. As newly amortizing loans continue to season, the delinquency rate of Citi’s total home equity loan portfolio could increase. In addition, resets to date have generally occurred during a period of historically low interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
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

Additional Consumer Credit Details

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 31, 2017	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	December 31, 2016	March 31, 2016
Global Consumer Banking(3)(4)
Total	$291.3	$2,241	$2,293	$2,022	$2,516	$2,540	$2,360
Ratio		0.77%	0.79%	0.75%	0.87%	0.87%	0.87%
Retail banking
Total	$141.4	$488	$474	$498	$777	$726	$793
Ratio		0.35%	0.35%	0.35%	0.55%	0.54%	0.56%
North America	55.5	182	181	152	189	214	198
Ratio		0.33%	0.33%	0.29%	0.35%	0.39%	0.38%
Latin America	19.7	141	136	172	246	185	256
Ratio		0.72%	0.76%	0.87%	1.25%	1.03%	1.29%
Asia(5)	66.2	165	157	174	342	327	339
Ratio		0.25%	0.25%	0.25%	0.52%	0.52%	0.49%
Cards
Total	$149.9	$1,753	$1,819	$1,524	$1,739	$1,814	$1,567
Ratio		1.17%	1.17%	1.17%	1.16%	1.17%	1.20%
North America—Citi-branded	82.2	698	748	530	632	688	492
Ratio		0.85%	0.87%	0.82%	0.77%	0.80%	0.76%
North America—Citi retail services	44.2	735	761	665	730	777	688
Ratio		1.66%	1.61%	1.56%	1.65%	1.64%	1.62%
Latin America	5.2	137	130	149	145	125	152
Ratio		2.63%	2.71%	2.81%	2.79%	2.60%	2.87%
Asia(5)	18.3	183	180	180	232	224	235
Ratio		1.00%	1.03%	1.02%	1.27%	1.28%	1.34%
Corporate/Other—Consumer(6)(7)
Total	$29.3	$684	$834	$896	$615	$735	$929
Ratio		2.45%	2.62%	2.08%	2.20%	2.31%	2.16%
International	2.1	77	94	145	60	49	161
Ratio		3.67%	3.92%	2.27%	2.86%	2.04%	2.52%
North America	27.2	607	740	751	555	686	768
Ratio		2.35%	2.52%	2.05%	2.15%	2.33%	2.09%
Total Citigroup	320.6	$2,925	$3,127	$2,918	$3,131	$3,275	$3,289
Ratio		0.92%	0.97%	0.93%	0.98%	1.01%	1.05%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days past due and 30–89 days past due and related ratios for GCB North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $313 million ($0.7 billion), $327 million ($0.7 billion) and $456 million ($1.1 billion) at March 31, 2017, December 31, 2016, and March 31, 2016, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $84 million, $70 million and $86 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

(5)	Asia includes delinquencies and loans in certain EMEA countries for all periods presented.

(6)
The 90+ days past due and 30–89 days past due and related ratios for Corporate/Other—North America consumer exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) were $0.8 billion ($1.4 billion), $0.9 billion ($1.4 billion) and $1.3 billion ($1.9 billion) at March 31, 2017, December 31, 2016, and March 31, 2016, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.1 billion, $0.2 billion and $0.2 billion at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

(7)
The March 31, 2017, December 31, 2016, and March 31, 2016 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $7 million, $7 million and $9 million, respectively, of loans that are carried at fair value.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)
In millions of dollars, except average loan amounts in billions	1Q17	1Q17	4Q16	1Q16
Global Consumer Banking
Total	$289.6	$1,603	$1,516	$1,371
Ratio		2.24%	2.10%	2.04%
Retail banking
Total	$138.8	$236	$286	$221
Ratio		0.69%	0.82%	0.64%
North America	55.4	37	83	25
Ratio		0.27%	0.60%	0.19%
Latin America	18.3	137	138	134
Ratio		3.04%	2.97%	2.81%
Asia(4)	65.1	62	65	62
Ratio		0.39%	0.40%	0.37%
Cards
Total	$150.8	$1,367	$1,230	$1,150
Ratio		3.68%	3.28%	3.52%
North America—Citi-branded	82.6	633	539	455
Ratio		3.11%	2.61%	2.83%
North America—Retail services	45.3	520	483	453
Ratio		4.66%	4.28%	4.14%
Latin America	4.8	116	110	144
Ratio		9.80%	8.75%	11.14%
Asia(4)	18.1	98	98	98
Ratio		2.20%	2.25%	2.27%
Corporate/Other—Consumer(3)
Total	$31.7	$69	$60	$143
Ratio		0.88%	0.69%	1.25%
International	2.1	26	32	78
Ratio		5.02%	5.30%	4.68%
North America	29.6	43	28	65
Ratio		0.59%	0.35%	0.66%
Total Citigroup	$321.3	$1,672	$1,576	$1,514
Ratio		2.11%	1.95%	1.92%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
As a result of the entry into agreements in October 2016 to sell its Brazil and Argentina consumer banking businesses, these businesses were classified as held-for-sale (HFS). The Argentina consumer banking business sale closed at the end of the first quarter 2017. As a result of HFS accounting treatment, approximately $42 million and $41 million of net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) during the fourth quarter of 2016 and first quarter of 2017, respectively. Accordingly, these NCLs are not included in this table. Loans HFS are excluded from this table as they are recorded in Other assets.

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

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	At March 31, 2017				At December 31, 2016
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$129	$82	$20	$231	$109	$94	$22	$225
Unfunded lending commitments (off-balance sheet)(2)	113	221	23	357	103	218	23	344
Total exposure	$242	$303	$43	$588	$212	$312	$45	$569

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage by region based on Citi’s internal management geography:

	March 31, 2017	December 31, 2016
North America	53%	55%
EMEA	26	26
Asia	13	12
Latin America	8	7
Total	100%	100%

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	March 31, 2017	December 31, 2016
AAA/AA/A	48%	48%
BBB	34	34
BB/B	16	16
CCC or below	2	2
Total	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	March 31, 2017	December 31, 2016
Transportation and industrial	21%	22%
Consumer retail and health	16	16
Technology, media and telecom	12	12
Power, chemicals, metals and mining	11	11
Energy and commodities(1)	8	9
Real estate	7	7
Banks/broker-dealers/finance companies	6	6
Hedge funds	5	5
Insurance and special purpose entities	5	5
Public sector	5	5
Other industries	4	2
Total	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.
(1) In addition to this exposure, Citi has energy-related exposure within the “Public sector” (e.g., energy-related state-owned entities) and “Transportation and industrial” sector (e.g., off-shore drilling entities) included in the table above. As of March 31, 2017, Citi’s total exposure to these energy-related entities remained largely consistent with the prior quarter, at approximately $6 billion, of which approximately $4 billion consisted of direct outstanding funded loans.

Exposure to Banks, Broker-Dealers and Finance Companies
As of March 31, 2017, Citi’s total corporate credit exposure to banks, broker-dealers and finance companies was approximately $37 billion, of which $26.2 billion represented direct outstanding funded loans, or 4% of Citi’s total outstanding loans. Also as of March 31, 2017, approximately 76% of Citi’s bank, broker-dealers and finance companies total corporate credit exposure was rated investment grade. Included in the amounts noted above, as of March 31, 2017, Citi’s total corporate credit exposure to banks was approximately $24.6 billion, with approximately $19.7 billion consisting of direct outstanding funded loans, or 3% of Citi’s total outstanding loans. Of the approximate $24.6 billion as of March 31, 2017, approximately 28% related to Asia, 29% related to EMEA, 21% related to North America and 23% related to Latin America. More than 72% of Citi’s total corporate credit exposure to banks had a tenor of less than 12 months as of March 31, 2017.
In addition to the corporate lending exposures described
above, Citi has additional exposure to banks, broker-dealers and finance companies in the form of derivatives and
securities financing transactions, which are typically
executed as repurchase and reverse repurchase agreements or
securities loaned or borrowed arrangements. As of March 31, 2017, Citi had net derivative credit exposure to banks, broker-dealers and finance companies of approximately $8.8 billion after the application of netting arrangements, legally enforceable margin agreements and other collateral arrangements. The collateral considered as part of the net derivative credit exposure was represented primarily by high quality, liquid assets. As of March 31, 2017, Citi had net credit exposure to banks, broker-dealers and finance companies in the form of securities financing transactions of $5.2 billion after the application of netting and collateral arrangements. The collateral considered in the net exposure for the securities financing transactions exposure was primarily cash and highly liquid investment grade securities.

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
At March 31, 2017 and December 31, 2016, $27.6 billion and $29.5 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2017	December 31, 2016
AAA/AA/A	16%	16%
BBB	49	49
BB/B	31	31
CCC or below	4	4
Total	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	March 31, 2017	December 31, 2016
Transportation and industrial	28%	29%
Energy and commodities	19	20
Consumer retail and health	13	10
Technology, media and telecom	13	13
Power, chemicals, metals and mining	12	12
Public sector	6	5
Banks/broker-dealers	4	4
Insurance and special purpose entities	3	3
Other industries	2	4
Total	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2017	2016	2016	2016	2016
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$71,170	$72,957	$75,057	$77,242	$79,128
Installment, revolving credit, and other	3,252	3,395	3,465	3,486	3,504
Cards	125,799	132,654	124,637	120,113	106,892
Commercial and industrial	7,434	7,159	6,989	7,041	6,793
Total	$207,655	$216,165	$210,148	$207,882	$196,317
In offices outside the U.S.
Mortgage and real estate(1)	$43,822	$42,803	$45,751	$46,049	$47,831
Installment, revolving credit, and other	26,014	24,887	28,217	27,830	28,778
Cards	24,497	23,783	25,833	25,844	26,312
Commercial and industrial	17,728	16,568	17,498	17,520	17,352
Lease financing	83	81	113	140	139
Total	$112,144	$108,122	$117,412	$117,383	$120,412
Total consumer loans	$319,799	$324,287	$327,560	$325,265	$316,729
Unearned income(2)	757	776	812	817	826
Consumer loans, net of unearned income	$320,556	$325,063	$328,372	$326,082	$317,555
Corporate loans
In U.S. offices
Commercial and industrial	$49,845	$49,586	$50,156	$50,286	$44,104
Loans to financial institutions	35,734	35,517	35,801	32,001	36,865
Mortgage and real estate(1)	40,052	38,691	41,078	40,175	38,697
Installment, revolving credit, and other	32,212	34,501	32,571	32,491	33,273
Lease financing	1,511	1,518	1,532	1,546	1,597
Total	$159,354	$159,813	$161,138	$156,499	$154,536
In offices outside the U.S.
Commercial and industrial	$87,258	$81,882	$84,492	$87,432	$85,836
Loans to financial institutions	33,763	26,886	27,305	27,856	28,652
Mortgage and real estate(1)	5,527	5,363	5,595	5,455	5,769
Installment, revolving credit, and other	16,576	19,965	25,462	24,855	21,583
Lease financing	253	251	243	255	280
Governments and official institutions	5,970	5,850	6,506	5,757	5,303
Total	$149,347	$140,197	$149,603	$151,610	$147,423
Total corporate loans	$308,701	$300,010	$310,741	$308,109	$301,959
Unearned income(3)	(662)	(704)	(678)	(676)	(690)
Corporate loans, net of unearned income	$308,039	$299,306	$310,063	$307,433	$301,269
Total loans—net of unearned income	$628,595	$624,369	$638,435	$633,515	$618,824
Allowance for loan losses—on drawn exposures	(12,030)	(12,060)	(12,439)	(12,304)	(12,712)
Total loans—net of unearned income and allowance for credit losses	$616,565	$612,309	$625,996	$621,211	$606,112
Allowance for loan losses as a percentage of total loans— net of unearned income(4)	1.93%	1.94%	1.97%	1.96%	2.07%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(4)	2.96%	2.88%	2.95%	2.89%	3.09%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(4)	0.83%	0.91%	0.90%	0.95%	0.98%

(1)	Loans secured primarily by real estate.

(2)	Unearned income on consumer loans primarily represents unamortized origination fees, costs, premiums and discounts.

(3)	Unearned income on corporate loans primarily represents interest received in advance but not yet earned on loans originated on a discount basis.

(4)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2017	2016	2016	2016	2016
Allowance for loan losses at beginning of period	$12,060	$12,439	$12,304	$12,712	$12,626
Provision for loan losses
Consumer	$1,816	$1,659	$1,815	$1,276	$1,571
Corporate	(141)	68	(69)	114	315
Total	$1,675	$1,727	$1,746	$1,390	$1,886
Gross credit losses
Consumer
In U.S. offices	$1,444	$1,343	$1,181	$1,213	$1,231
In offices outside the U.S.	597	605	702	678	689
Corporate
In U.S. offices	48	32	29	62	189
In offices outside the U.S.	55	103	36	95	34
Total	$2,144	$2,083	$1,948	$2,048	$2,143
Credit recoveries(1)
Consumer
In U.S. offices	$242	$235	$227	$262	$256
In offices outside the U.S.	127	137	173	154	150
Corporate
In U.S. offices	2	2	16	3	4
In offices outside the U.S.	64	13	7	13	9
Total	$435	$387	$423	$432	$419
Net credit losses
In U.S. offices	$1,248	$1,138	$967	$1,010	$1,160
In offices outside the U.S.	461	558	558	606	564
Total	$1,709	$1,696	$1,525	$1,616	$1,724
Other—net(2)(3)(4)(5)(6)(7)	$4	$(410)	$(86)	$(182)	$(76)
Allowance for loan losses at end of period	$12,030	$12,060	$12,439	$12,304	$12,712
Allowance for loan losses as a percentage of total loans(8)	1.93%	1.94%	1.97%	1.96%	2.07%
Allowance for unfunded lending commitments(9)	$1,377	$1,418	$1,388	$1,432	$1,473
Total allowance for loan losses and unfunded lending commitments	$13,407	$13,478	$13,827	$13,736	$14,185
Net consumer credit losses	$1,672	$1,576	$1,483	$1,475	$1,514
As a percentage of average consumer loans	2.11%	1.95%	1.80%	1.87%	1.90%
Net corporate credit losses	$37	$120	$42	$141	$210
As a percentage of average corporate loans	0.05%	0.16%	0.05%	0.19%	0.29%
Allowance by type at end of period(10)
Consumer	$9,495	$9,358	$9,673	$9,432	$9,807
Corporate	2,535	2,702	2,766	2,872	2,905
Total	$12,030	$12,060	$12,439	$12,304	$12,712

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)
The first quarter of 2017 includes a reduction of approximately $161 million related to the sale or transfer to held-for-sale (HFS) of various loan portfolios, including a reduction of $37 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the first quarter includes an increase of approximately $164 million related to FX translation.

(4)
The fourth quarter of 2016 includes a reduction of approximately $267 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $3 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the fourth quarter includes a reduction of approximately $141 million related to FX translation.

(5)
The third quarter of 2016 includes a reduction of approximately $58 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $50 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the third quarter includes a reduction of approximately $46 million related to FX translation.

(6)
The second quarter of 2016 includes a reduction of approximately $101 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $24 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the second quarter includes a reduction of approximately $75 million related to FX translation.

(7)
The first quarter of 2016 includes a reduction of approximately $148 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $29 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the first quarter includes an increase of approximately $63 million related to FX translation.

(8)
March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016 exclude $4.0 billion, $3.5 billion, $4.0 billion, $4.1 billion and $4.8 billion, respectively, of loans which are carried at fair value.

(9)	Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.

(10)
Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K. Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	March 31, 2017
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$5.3	$126.4	4.2%
North America mortgages(3)	1.0	69.9	1.4
North America other	0.4	12.8	3.1
International cards	1.3	24.0	5.4
International other(4)	1.5	87.5	1.7
Total consumer	$9.5	$320.6	3.0%
Total corporate	2.5	308.0	0.8
Total Citigroup	$12.0	$628.6	1.9%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $5.3 billion of loan loss reserves represented approximately 14 months of coincident net credit loss coverage.

(3)
Of the $1.0 billion, approximately $0.9 billion was allocated to North America mortgages in Corporate/Other. Of the $1.0 billion, approximately $0.4 billion and $0.6 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $69.9 billion in loans, approximately $65.2 billion and $4.5 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 13 to the Consolidated Financial Statements.

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

(3)
Of the $1.1 billion, approximately $1.0 billion was allocated to North America mortgages in Corporate/Other. Of the $1.1 billion, approximately $0.4 billion and $0.7 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $72.6 billion in loans, approximately $67.7 billion and $4.8 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 13 to the Consolidated Financial Statements.

(4)	Includes mortgages and other retail loans.

Non-Accrual Loans and Assets and Renegotiated Loans
There is a certain amount of overlap among non-accrual loans and assets and renegotiated loans. The following summary provides a general description of each category:

Non-Accrual Loans and Assets:

•	Corporate and consumer (commercial banking) non-accrual status is based on the determination that payment of interest or principal is doubtful.

•
A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Payments received on corporate non-accrual loans are generally applied to loan principal and not reflected as interest income. Approximately 65% and 64% of Citi’s corporate non-accrual loans were performing at March 31, 2017 and December 31, 2016, respectively.

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

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2017	2016	2016	2016	2016
Corporate non-accrual loans(1)
North America	$993	$984	$1,057	$1,280	$1,331
EMEA	828	904	857	762	469
Latin America	342	379	380	267	410
Asia	176	154	121	151	117
Total corporate non-accrual loans	$2,339	$2,421	$2,415	$2,460	$2,327
Consumer non-accrual loans(1)
North America	$1,926	$2,160	$2,429	$2,520	$2,519
Latin America	737	711	841	884	817
Asia(2)	292	287	282	301	265
Total consumer non-accrual loans	$2,955	$3,158	$3,552	$3,705	$3,601
Total non-accrual loans	$5,294	$5,579	$5,967	$6,165	$5,928

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $194 million at March 31, 2017, $187 million at December 31, 2016, $194 million at March 31, 2016, $212 million at June 30, 2016 and $236 million at March 31, 2016.

(2) Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three months ended			Three months ended
	March 31, 2017			March 31, 2016
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$2,421	$3,158	$5,579	$1,596	$3,658	$5,254
Additions(1)	253	824	1,077	1,047	914	1,961
Sales and transfers to held-for-sale	(36)	(135)	(171)	(8)	(162)	(170)
Returned to performing	(37)	(164)	(201)	(15)	(141)	(156)
Paydowns/settlements	(183)	(280)	(463)	(98)	(245)	(343)
Charge-offs	(54)	(524)	(578)	(140)	(439)	(579)
Other	(25)	76	51	(55)	16	(39)
Ending balance	$2,339	$2,955	$5,294	$2,327	$3,601	$5,928

(1)	The increases in corporate non-accrual loans in the first quarter of 2016 primarily related to Citi’s North America and EMEA energy and energy-related corporate credit exposure.

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2017	2016	2016	2016	2016
OREO
North America	$136	$161	$132	$151	$159
EMEA	1	—	1	—	1
Latin America	31	18	18	19	35
Asia	5	7	10	5	10
Total OREO	$173	$186	$161	$175	$205
Non-accrual assets
Corporate non-accrual loans	$2,339	$2,421	$2,415	$2,460	$2,327
Consumer non-accrual loans	2,955	3,158	3,552	3,705	3,601
Non-accrual loans (NAL)	$5,294	$5,579	$5,967	$6,165	$5,928
OREO	$173	$186	$161	$175	$205
Non-accrual assets (NAA)	$5,467	$5,765	$6,128	$6,340	$6,133
NAL as a percentage of total loans	0.84%	0.89%	0.93%	0.97%	0.96%
NAA as a percentage of total assets	0.30	0.32	0.34	0.35	0.34
Allowance for loan losses as a percentage of NAL(1)	227	216	208	200	214

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Mar. 31, 2017	Dec. 31, 2016
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$136	$89
Mortgage and real estate	80	84
Loans to financial institutions	9	9
Other	177	228
	$402	$410
In offices outside the U.S.
Commercial and industrial(2)	$254	$319
Mortgage and real estate	4	3
Loans to financial institutions	15	—
	$273	$322
Total corporate renegotiated loans	$675	$732
Consumer renegotiated loans(3)(4)(5)
In U.S. offices
Mortgage and real estate(6)	$4,541	$4,695
Cards	1,327	1,313
Installment and other	138	117
	$6,006	$6,125
In offices outside the U.S.
Mortgage and real estate	$357	$447
Cards	496	435
Installment and other	379	443
	$1,232	$1,325
Total consumer renegotiated loans	$7,238	$7,450

(1)
Includes $466 million and $445 million of non-accrual loans included in the non-accrual loans table above at March 31, 2017 and December 31, 2016, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at March 31, 2017, Citi also modified $185 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession.

(3)
Includes $1,438 million and $1,502 million of non-accrual loans included in the non-accrual loans table above at March 31, 2017 and December 31, 2016, respectively. The remaining loans are accruing interest.

(4)	Includes $47 million and $58 million of commercial real estate loans at March 31, 2017 and December 31, 2016, respectively.

(5)	Includes $126 million and $105 million of other commercial loans at March 31, 2017 and December 31, 2016, respectively.

(6)	Reduction in the three months ended March 31, 2017 includes $89 million related to TDRs sold or transferred to held-for-sale.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2016 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-Bank and Other(1)			Total
In billions of dollars	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
Available cash	$83.8	$68.3	$74.2	$24.5	$19.8	$24.5	$108.3	$88.1	$98.7
U.S. sovereign	113.8	123.0	117.7	22.7	22.5	22.6	136.5	145.5	140.3
U.S. agency/agency MBS	59.2	61.7	68.9	0.8	0.6	0.5	60.0	62.3	69.4
Foreign government debt(2)	84.5	87.9	86.8	17.2	15.6	19.6	101.7	103.5	106.4
Other investment grade	0.3	0.3	1.1	1.5	1.2	1.6	1.8	1.5	2.7
Total HQLA (EOP)	$341.6	$341.2	$348.7	$66.7	$59.7	$68.8	$408.3	$400.9	$417.5
Total HQLA (AVG)	$353.5	$345.7	$335.1	$59.3	$58.0	$65.0	$412.8	$403.7	$400.1

Note: Except as indicated, amounts set forth in the table above are as of period end and may increase or decrease intra-period in the ordinary course of business. For securities, the amounts represent the liquidity value that potentially could be realized, and therefore exclude any securities that are encumbered, and incorporate any haircuts that would be required for secured funding transactions. The Federal Reserve Board adopted final rules requiring disclosure of HQLA, the Liquidity Coverage Ratio and related components on an average basis each quarter, as compared to end-of-period starting on April 1, 2017 (for additional information, see “Liquidity Coverage Ratio (LCR)” below). Citi has presented in this form 10-Q the average information on these metrics currently available, which includes average total HQLA, average LCR and average net outflows under the LCR; other component information is not currently available.

(1)	Citibanamex and Citibank (Switzerland) AG account for approximately $6 billion of the “Non-Bank and Other” HQLA balance as of March 31, 2017.

(2)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises, and principally include government bonds from Hong Kong, Taiwan, Korea, Singapore, India, Brazil and Mexico.

As set forth in the table above, sequentially, Citi’s total HQLA increased both on an end-of-period and an average basis, due primarily to an increase in cash driven by higher deposits.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLBs) of which Citi is a member, which was approximately $28 billion as of March 31, 2017 (compared to $21 billion as of December 31, 2016 and $37 billion as of March 31, 2016) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.
In general, Citi’s liquidity is fungible across legal entities within its bank group. Citi’s bank subsidiaries, including Citibank, can lend to the Citi parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of March 31, 2017, the capacity available for lending to these entities under Section 23A was approximately $15 billion, unchanged from $15 billion as of December 31, 2016 and compared to $14 billion as of March 31, 2016, subject to certain eligible non-cash collateral requirements.

Loans
The table below sets forth the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
Global Consumer Banking
North America	$183.3	$182.0	$161.6
Latin America	23.1	23.5	24.4
Asia(1)	83.2	81.9	84.9
Total	$289.6	$287.4	$270.9
Institutional Clients Group
Corporate lending	118.1	118.9	121.6
Treasury and trade solutions (TTS)	70.5	71.5	70.4
Private bank, markets and securities services and other	113.2	113.9	103.0
Total	$301.8	$304.3	$295.0
Total Corporate/Other	31.8	34.6	46.3
Total Citigroup loans (AVG)	$623.2	$626.3	$612.2
Total Citigroup loans (EOP)	$628.6	$624.4	$618.8

(1)	Includes loans in certain EMEA countries for all periods presented.

As set forth in the table above, end-of-period loans increased 2% year-over-year and 1% quarter-over-quarter. On an average basis, loans increased 2% year-over-year and remained largely unchanged sequentially, both on a reported basis and excluding the impact of FX translation.
Excluding the impact of FX translation, average GCB loans grew 7% year-over-year, driven by 13% growth in North America. Within North America, Citi-branded cards increased 28% year-over-year, primarily due to the acquisition of the Costco portfolio, as well as modest organic growth. International GCB loans declined 1%, as 6% growth in Mexico was more than offset by a 3% decline in Asia, reflecting Citi’s continued optimization of its portfolio in this region to generate higher returns.
Average ICG loans increased 3% year-over-year, primarily driven by the private bank. Corporate lending decreased 2%, primarily driven by a lower level of episodic funding required by ICG’s target market clients in the first quarter of 2017, compared to the prior-year period. The majority of ICG’s target market clients are investment grade, with a generally strong liquidity position. In the quarter, these target clients accessed the capital markets to fund ongoing, longer-term financing requirements in the continued attractive rate environment. Treasury and trade solutions loans increased 1% as the business continued to support its clients while distributing trade loan originations to optimize its balance sheet and returns. Private bank and markets and securities services loans grew 10% year-over-year, driven primarily by the private bank.
Average Corporate/Other loans decreased 32% year-over-year, driven by $10 billion of reductions in average North

America mortgages, including transfers to held-for-sale (see Note 13 to the Consolidated Financial Statements).

Deposits
The table below sets forth the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
Global Consumer Banking
North America	$185.5	$186.0	$180.6
Latin America	25.3	25.2	26.1
Asia(1)	92.7	89.9	87.2
Total	$303.5	$301.1	$293.9
Institutional Clients Group
Treasury and trade solutions (TTS)	416.2	415.4	402.1
Banking ex-TTS	120.8	122.4	113.5
Markets and securities services	80.1	81.7	77.4
Total	$617.1	$619.5	$593.0
Corporate/Other	20.3	14.5	24.8
Total Citigroup deposits (AVG)	$940.9	$935.1	$911.7
Total Citigroup deposits (EOP)	$950.0	$929.4	$934.6

(1)	Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 2% year-over-year and quarter-over-quarter. On an average basis, deposits increased 3% year-over-year and 1% sequentially.
Excluding the impact of FX translation, average deposits grew 4% from the prior-year period as Citi experienced strong customer engagement across all major businesses and regions.

Long-Term Debt
The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.9 years as of March 31, 2017, a slight decline from both the prior-year period and sequentially.
Citi’s long-term debt outstanding at the parent includes senior and subordinated debt and a portion of what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and supplements benchmark debt issuance as a source of funding for Citi’s parent and non-bank entities. Citi’s long-term debt at the bank also includes FHLB advances and securitizations.

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the periods indicated:

In billions of dollars	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
Parent and other(1)
Benchmark debt:
Senior debt	$100.2	$99.9	$94.0
Subordinated debt	26.3	26.8	29.4
Trust preferred	1.7	1.7	1.7
Customer-related debt:
Structured debt	24.3	22.8	23.6
Non-structured debt	2.9	3.0	3.3
Local country and other(2)	2.0	2.5	4.1
Total parent and other	$157.4	$156.7	$156.1
Bank
FHLB borrowings	$20.3	$21.6	$17.1
Securitizations(3)	24.0	23.5	28.7
CBNA Benchmark Debt	2.5	—	—
Local country and other(2)	4.3	4.4	5.9
Total bank	$51.1	$49.5	$51.7
Total long-term debt	$208.5	$206.2	$207.8
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
“Parent and other” includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of March 31, 2017, “parent and other” included $15.8 billion of long-term debt issued by Citi’s broker-dealer subsidiaries.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Year-over-year, Citi’s total long-term debt outstanding increased modestly, as an increase in senior debt at the parent more than offset continued reductions in securitizations at the bank entities. Sequentially, Citi’s total long-term debt outstanding increased, primarily driven by the issuance of benchmark debt at the bank, as parent and other debt remained largely unchanged.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs (and assist it in meeting regulatory changes and requirements). During the first quarter of 2017, Citi repurchased an aggregate of approximately $0.9 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q17		4Q16		1Q16
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$5.3	$5.2	$2.2	$9.7	$4.3	$5.2
Subordinated debt	1.2	0.7	0.2	—	—	1.5
Trust preferred	—	—	—	—	—	—
Customer-related debt:
Structured debt	6.6	6.2	1.8	1.6	2.0	3.6
Non-structured debt	0.2	—	0.3	—	0.2	—
Local country and other	0.6	0.2	0.1	—	0.1	1.9
Total parent and other	$13.9	$12.3	$4.6	$11.3	$6.6	$12.2
Bank
FHLB borrowings	$1.8	$0.5	$5.1	$5.1	$1.7	$1.0
Securitizations	2.0	2.5	4.1	3.3	2.3	—
CBNA Benchmark Debt	—	2.5	—	—	—	—
Local country and other	1.2	0.8	1.2	0.6	0.7	0.7
Total bank	$5.0	$6.3	$10.4	$9.0	$4.7	$1.7
Total	$18.9	$18.6	$15.0	$20.3	$11.3	$13.9

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the first quarter of 2017, as well as its aggregate expected annual long-term debt maturities as of March 31, 2017:

		Maturities
In billions of dollars	1Q17	2017	2018	2019	2020	2021	2022	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$5.3	$8.8	$18.2	$14.1	$8.9	$14.0	$2.5	$33.7	$100.2
Subordinated debt	1.2	—	0.9	1.3	—	—	1.1	22.9	26.3
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt:
Structured debt	6.6	—	4.6	2.7	2.0	2.3	1.2	11.4	24.3
Non-structured debt	0.2	0.4	0.6	0.1	0.3	0.1	—	1.4	2.9
Local country and other	0.6	—	0.7	0.2	0.1	0.6	0.3	0.3	2.0
Total parent and other	$13.9	$9.2	$25.0	$18.4	$11.3	$17.0	$5.1	$71.4	$157.4
Bank
FHLB borrowings	$1.8	$6.0	$13.8	$0.6	$—	$—	$—	$—	$20.3
Securitizations	2.0	3.3	9.4	6.5	0.1	3.8	0.1	0.9	24.0
CBNA Benchmark Debt	—	—	—	2.5	—	—	—	—	2.5
Local country and other	1.2	0.4	1.8	0.6	0.8	0.1	0.1	0.3	4.3
Total bank	$5.0	$9.7	$25.0	$10.2	$0.9	$3.9	$0.2	$1.2	$51.1
Total long-term debt	$18.9	$18.9	$50.0	$28.6	$12.2	$20.9	$5.3	$72.6	$208.5

Secured Funding Transactions and Short-Term Borrowings
Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured funding transactions (securities loaned or sold under agreements to repurchase, or repos) and (ii) to a lesser extent, short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants (see Note 16 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).
Outside of secured funding transactions, Citi’s short-term borrowings increased year-over-year (a 25% increase), but declined sequentially (a 15% decline). The increase year-over-year was driven by an increase in FHLB borrowing, as Citi continued to optimize liquidity across its legal vehicles.

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
Secured funding of $148 billion as of March 31, 2017 declined 6% from the prior-year period and increased 5% sequentially. Excluding the impact of FX translation, secured funding decreased 3% from the prior-year period and increased 3% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $149 billion for the quarter ended March 31, 2017.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of March 31, 2017.
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

Liquidity Coverage Ratio (LCR)
In addition to internal measures that Citi has developed for a 30-day stress scenario, Citi also monitors its liquidity by reference to the LCR, as calculated pursuant to the U.S. LCR rules (for additional information, see “Liquidity Risk” in Citi’s 2016 Annual Report on Form 10-K). The table below sets forth the components of Citi’s LCR calculation and HQLA in excess of net outflows as of the periods indicated:

In billions of dollars	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
HQLA	$412.8	$403.7	$400.1
Net outflows	334.4	332.5	333.3
LCR	123%	121%	120%
HQLA in excess of net outflows	$78.4	$71.3	$66.8

Note: The amounts set forth in the table above are presented on an average basis.

As set forth in the table above, Citi’s LCR increased both year-over-year and sequentially driven by an increase in HQLA which more than offset a modest increase in net outflows.

Credit Ratings
The table below sets forth the ratings for Citigroup and Citibank as of March 31, 2017. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Inc. (CGMI) were “A2/P-1” at Moody’s, “A+/A-1” at Standard & Poor’s and “A+/F1” at Fitch as of March 31, 2017. The long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of March 31, 2017.

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
The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank of a hypothetical, simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, judgments and uncertainties. Uncertainties include potential ratings limitations that certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior. For example, certain corporate customers and markets counterparties could re-evaluate their business relationships with Citi and limit transactions in certain contracts or market instruments with Citi. Changes in counterparty behavior could impact Citi’s funding and liquidity, as well as the results of operations of certain of its businesses. The actual impact to Citigroup or Citibank is unpredictable and may differ materially from the potential funding and liquidity impacts described below. For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors— Liquidity Risks” in Citi’s 2016 Annual Report on Form 10-K.

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of March 31, 2017, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.6 billion, compared to $0.4 billion as of December 31, 2016. Other funding sources, such as secured funding and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of March 31, 2017, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $0.8 billion, compared to $1.2 billion as of December 31, 2016, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in increased aggregate cash obligations and collateral requirements of approximately $1.4 billion, compared to $1.6 billion as of December 31, 2016 (see also Note 19 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citibank were approximately $353 billion and the liquidity resources of Citi’s non-bank and other entities were approximately $59 billion, for a total of approximately $413 billion as of March 31, 2017. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank’s senior debt/long-term rating by S&P could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of March 31, 2017, Citibank had liquidity commitments of approximately $10.1 billion to consolidated asset-backed commercial paper conduits, compared to $10.0 billion as of December 31, 2016 (as referenced in Note 18 to the Consolidated Financial Statements).
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
For additional information on market risk and market risk management at Citi, see “Market Risk” and “Risk Factors” in Citi’s 2016 Annual Report on Form 10-K.

Market Risk of Non-Trading Portfolios
For additional information on Citi’s net interest revenue (for interest rate exposure purposes), interest rate risk and interest rate risk measurement, see “Market Risk of Non-Trading Portfolios” in Citi’s 2016 Annual Report on Form 10-K.

The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point increase in interest rates.

In millions of dollars (unless otherwise noted)	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,644	$1,586	$1,362
All other currencies	581	550	587
Total	$2,225	$2,136	$1,949
As a percentage of average interest-earning assets	0.14%	0.13%	0.13%
Estimated initial impact to AOCI (after-tax)(2)	$(3,830)	$(4,671)	$(4,950)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(43)	(53)	(57)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(180) million for a 100 basis point instantaneous increase in interest rates as of March 31, 2017.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s DTA position and is based on only the estimated initial AOCI impact above.
The sequential increase in the estimated impact to net interest revenue primarily reflected changes in balance sheet composition, including increases in certain of Citi’s deposit balances. The sequential decrease in the estimated impact to AOCI primarily reflected changes to the positioning of Citi Treasury’s investment securities and related interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to AOCI would be offset in stockholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of March 31, 2017, Citi expects that the negative

$3.8 billion impact to AOCI in such a scenario could potentially be offset over approximately 18 months.
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

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,644	$1,533	$96	$(114)
All other currencies	581	536	33	(33)
Total	$2,225	$2,069	$129	$(147)
Estimated initial impact to AOCI (after-tax)(1)	$(3,830)	$(2,430)	$(1,550)	$1,261
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(43)	(27)	(18)	14
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
In recent years, a number of central banks, including the European Central Bank, the Bank of Japan and the Swiss National Bank, have implemented negative interest rates, and additional governmental entities could do so in the future. While negative interest rates can adversely impact net interest revenue (as well as net interest margin), Citi has, to date, been able to partially offset the impact of negative rates in these jurisdictions through a combination of business and Citi Treasury interest rate risk mitigation activities, including applying negative rates to client accounts (for additional information on Citi Treasury’s ongoing interest rate mitigation activities, see “Market Risk—Market Risk of Non-Trading Portfolios” in Citi’s 2016 Annual Reporting on Form 10-K).

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of March 31, 2017, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.4 billion, or 0.8%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the Euro and the Australian dollar.

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

	For the quarter ended
In millions of dollars (unless otherwise noted)	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
Change in FX spot rate(1)	4.5%	(5.2)%	2.1%
Change in TCE due to FX translation, net of hedges	$654	$(1,668)	$396
As a percentage of TCE	0.4%	(0.9)%	0.2%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(2)	—	(1)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin

	1st Qtr.		4th Qtr.		1st Qtr.		Change
In millions of dollars, except as otherwise noted	2017		2016		2016		1Q17 vs. 1Q16
Interest revenue(1)	$14,546		$14,551		$14,286		2%
Interest expense(2)	3,566		3,277		2,940		21
Net interest revenue	$10,980		$11,274		$11,346		(3)%
Interest revenue—average rate	3.63%		3.60%		3.68%		(5)	bps
Interest expense—average rate	1.16		1.06		0.99		17	bps
Net interest margin	2.74		2.79		2.92		(18)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	1.24%		1.01%		0.84%		40	bps
10-year U.S. Treasury note—average rate	2.45		2.14		1.91		54	bps
10-year vs. two-year spread	121	bps	113	bps	107	bps
Note: All interest expense amounts include FDIC deposit insurance assessments.

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $123 million, $112 million, and $119 million for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

(2)
Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal Transactions in the Consolidated Statements of Income and is therefore not reflected in Interest expense in the table above.

Citi’s net interest revenue declined 3% to $10.9 billion ($11.0 billion on a taxable equivalent basis) versus the prior-year period, due to lower trading-related net interest revenue ($949 million, down approximately 28% or $375 million), and lower net interest revenue associated with legacy assets in Corporate/Other ($402 million, down approximately 35% or $218 million), as well as the impact of FX translation (negative $58 million), partially offset by higher net interest revenue in the remaining accrual businesses (core accrual net interest revenue). Core accrual net interest revenue increased 3% to $9.5 billion versus the prior-year period, driven by the addition of the Costco portfolio, other volume growth and the impact of the December 2016 interest rate increase, partially offset by the impact of one less accrual day in 2017, an increase in the FDIC assessment and higher long-term debt.
Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest-earning assets. Citi’s NIM was 2.74% on a taxable equivalent basis in the first quarter of 2017, a decrease of 18 bps from the prior-year period. Citi’s core accrual NIM declined 9 bps as the higher core accrual net interest revenue was more than offset by balance sheet growth, particularly in cash balances. (Citi’s core accrual net interest revenue and core accrual NIM are non-GAAP financial measures. Citi believes these measures provide a more meaningful depiction for investors of the underlying fundamentals of its business results.)

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2017	2016	2016	2017	2016	2016	2017	2016	2016
Assets
Deposits with banks(4)	$154,765	$143,119	$117,765	$295	$268	$219	0.77%	0.74%	0.75%
Federal funds sold and securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$144,003	$145,799	$150,044	$368	$360	$374	1.04%	0.98%	1.00%
In offices outside the U.S.(4)	103,032	89,565	78,571	293	236	273	1.15%	1.05%	1.40%
Total	$247,035	$235,364	$228,615	$661	$596	$647	1.09%	1.01%	1.14%
Trading account assets(6)(7)
In U.S. offices	$101,836	$100,473	$104,982	$884	$956	$953	3.52%	3.79%	3.65%
In offices outside the U.S.(4)	94,015	94,309	90,623	423	415	518	1.82%	1.75%	2.30%
Total	$195,851	$194,782	$195,605	$1,307	$1,371	$1,471	2.71%	2.80%	3.02%
Investments
In U.S. offices
Taxable	$221,450	$220,461	$228,980	$1,034	$999	$1,000	1.89%	1.80%	1.76%
Exempt from U.S. income tax	18,680	18,802	19,400	196	192	169	4.26%	4.06%	3.50%
In offices outside the U.S.(4)	107,225	106,289	103,763	789	772	754	2.98%	2.89%	2.92%
Total	$347,355	$345,552	$352,143	$2,019	$1,963	$1,923	2.36%	2.26%	2.20%
Loans (net of unearned income)(9)
In U.S. offices	$367,397	$371,928	$350,107	$6,273	$6,302	$5,873	6.92%	6.74%	6.75%
In offices outside the U.S.(4)	255,941	254,100	262,133	3,697	3,731	3,901	5.86%	5.84%	5.99%
Total	$623,338	$626,028	$612,240	$9,970	$10,033	$9,774	6.49%	6.38%	6.42%
Other interest-earning assets(9)	$56,733	$62,602	$56,260	$294	$320	$252	2.10%	2.03%	1.80%
Total interest-earning assets	$1,625,077	$1,607,447	$1,562,628	$14,546	$14,551	$14,286	3.63%	3.60%	3.68%
Non-interest-earning assets(6)	$205,477	$212,355	$214,943
Total assets	$1,830,554	$1,819,802	$1,777,571

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $123 million, $112 million, and $119 million for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset categories.

(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)	Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to ASC 210-20-45. However, Interest revenue excludes the impact of ASC 210-20-45.

(6)	The fair value carrying amounts of derivative contracts are reported net, pursuant to ASC 815-10-45, in Non-interest-earning assets and Other non-interest-bearing liabilities.

(7)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(8)	Includes cash-basis loans.

(9)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2017	2016	2016	2017	2016	2016	2017	2016	2016
Liabilities
Deposits
In U.S. offices(4)	$302,294	$293,969	$277,648	$507	$473	$316	0.68%	0.64%	0.46%
In offices outside the U.S.(5)	428,743	424,902	424,055	908	874	888	0.86%	0.82%	0.84%
Total	$731,037	$718,871	$701,703	$1,415	$1,347	$1,204	0.78%	0.75%	0.69%
Federal funds purchased and securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$94,461	$94,922	$103,523	$282	$237	$260	1.21%	0.99%	1.01%
In offices outside the U.S.(5)	54,425	55,215	59,392	211	187	242	1.57%	1.35%	1.64%
Total	$148,886	$150,137	$162,915	$493	$424	$502	1.34%	1.12%	1.24%
Trading account liabilities(7)(8)
In U.S. offices	$32,215	$33,266	$23,636	$84	$61	$52	1.06%	0.73%	0.88%
In offices outside the U.S.(5)	59,667	48,404	41,676	63	63	36	0.43%	0.52%	0.35%
Total	$91,882	$81,670	$65,312	$147	$124	$88	0.65%	0.60%	0.54%
Short-term borrowings(9)
In U.S. offices	$71,607	$71,381	$56,834	$85	$79	$29	0.48%	0.44%	0.21%
In offices outside the U.S.(5)	24,006	23,554	22,642	114	98	71	1.93%	1.66%	1.26%
Total	$95,613	$94,935	$79,476	$199	$177	$100	0.84%	0.74%	0.51%
Long-term debt(10)
In U.S. offices	$178,656	$178,006	$172,429	$1,255	$1,148	$995	2.85%	2.57%	2.32%
In offices outside the U.S.(5)	5,313	5,631	6,854	57	57	51	4.35%	4.03%	2.99%
Total	$183,969	$183,637	$179,283	$1,312	$1,205	$1,046	2.89%	2.61%	2.35%
Total interest-bearing liabilities	$1,251,387	$1,229,250	$1,188,689	$3,566	$3,277	$2,940	1.16%	1.06%	0.99%
Demand deposits in U.S. offices	$37,748	$41,699	$31,336
Other non-interest-bearing liabilities(7)	314,106	319,567	332,065
Total liabilities	$1,603,241	$1,590,516	$1,552,090
Citigroup stockholders’ equity(11)	$226,312	$228,218	$224,320
Noncontrolling interest	1,001	1,068	1,161
Total equity(11)	$227,313	$229,286	$225,481
Total liabilities and stockholders’ equity	$1,830,554	$1,819,802	$1,777,571
Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$959,115	$960,324	$940,526	$6,837	$7,105	$6,953	2.89%	2.94%	2.97%
In offices outside the U.S.(6)	665,962	647,123	622,102	4,143	4,169	4,393	2.52	2.56	2.84
Total	$1,625,077	$1,607,447	$1,562,628	$10,980	$11,274	$11,346	2.74%	2.79%	2.92%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $123 million, $112 million, and $119 million for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

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

(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(6)	Average volumes of securities sold under agreements to repurchase are reported net pursuant to ASC 210-20-45. However, Interest expense excludes the impact of ASC 210-20-45.

(7)	The fair value carrying amounts of derivative contracts are reported net, pursuant to ASC 815-10-45, in Non-interest-earning assets and Other non-interest-bearing liabilities.

(8)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(9)	Includes brokerage payables.

(10)
Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt, as these obligations are accounted for in changes in fair value recorded in Principal transactions.

(11)	Includes stockholders’ equity from discontinued operations.

(12)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	1st Qtr. 2017 vs. 4th Qtr. 2016			1st Qtr. 2017 vs. 1st Qtr. 2016
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$22	$5	$27	$70	$6	$76
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(4)	$12	$8	$(15)	$9	$(6)
In offices outside the U.S.(4)	37	20	57	75	(55)	20
Total	$33	$32	$65	$60	$(46)	$14
Trading account assets(5)
In U.S. offices	$13	$(85)	$(72)	$(28)	$(41)	$(69)
In offices outside the U.S.(4)	(1)	9	8	19	(114)	(95)
Total	$12	$(76)	$(64)	$(9)	$(155)	$(164)
Investments(1)
In U.S. offices	$4	$35	$39	$(40)	$101	$61
In offices outside the U.S.(4)	7	10	17	25	10	35
Total	$11	$45	$56	$(15)	$111	$96
Loans (net of unearned income)(6)
In U.S. offices	$(77)	$48	$(29)	$294	$106	$400
In offices outside the U.S.(4)	27	(61)	(34)	(91)	(113)	(204)
Total	$(50)	$(13)	$(63)	$203	$(7)	$196
Other interest-earning assets(7)	$(30)	$4	$(26)	$2	$40	$42
Total interest revenue	$(2)	$(3)	$(5)	$311	$(51)	$260

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	1st Qtr. 2017 vs. 4th Qtr. 2016			1st Qtr. 2017 vs. 1st Qtr. 2016
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$14	$20	$34	$30	$161	$191
In offices outside the U.S.(4)	8	26	34	10	10	20
Total	$22	$46	$68	$40	$171	$211
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(1)	$46	$45	$(24)	$46	$22
In offices outside the U.S.(4)	(3)	27	24	(20)	(11)	(31)
Total	$(4)	$73	$69	$(44)	$35	$(9)
Trading account liabilities(5)
In U.S. offices	$(2)	$25	$23	$21	$11	$32
In offices outside the U.S.(4)	13	(13)	—	18	9	27
Total	$11	$12	$23	$39	$20	$59
Short-term borrowings(6)
In U.S. offices	$—	$6	$6	$9	$47	$56
In offices outside the U.S.(4)	2	14	16	5	38	43
Total	$2	$20	$22	$14	$85	$99
Long-term debt
In U.S. offices	$4	$103	$107	$37	$223	$260
In offices outside the U.S.(4)	(3)	3	—	(13)	19	6
Total	$1	$106	$107	$24	$242	$266
Total interest expense	$32	$257	$289	$73	$553	$626
Net interest revenue	$(34)	$(260)	$(294)	$238	$(604)	$(366)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Market Risk of Trading Portfolios
For additional information on Citi’s market risk of trading portfolios, see “Market Risk—Market Risk of Trading Portfolios” in Citi’s 2016 Annual Report on Form 10-K.

Value at Risk
As of March 31, 2017, Citi estimates that the conservative features of its VAR calibration contribute an approximate 22% add-on (compared to 25% at December 31, 2016) to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets.

As set forth in the table below, Citi's average trading VAR as of March 31, 2017 increased sequentially, mainly due to changes in interest rate exposures across the portfolio, including increased mark-to-market hedging activity against non-trading positions in the markets and securities services business within ICG. Additionally, average credit spread risk declined from exposure changes. Average trading and credit portfolio VAR as of March 31, 2017 increased less than Trading VAR, mainly due to lower spread volatilities affecting the hedges to the lending portfolio. Trading VAR as of March 31, 2017 increased from December 31, 2016 mainly due to interest rate risk changes as well as reduced diversification benefit across the portfolio, partially offset by lower foreign exchange risk.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		First Quarter		Fourth Quarter		First Quarter
In millions of dollars	March 31, 2017	2017 Average	Dec. 31, 2016	2016 Average	March 31, 2016	2016 Average
Interest rate	$52	$48	$37	$33	$37	$41
Credit spread	54	56	63	64	62	$64
Covariance adjustment(1)	(17)	(17)	(17)	(28)	(29)	(27)
Fully diversified interest rate and credit spread	$89	$87	$83	$69	$70	$78
Foreign exchange	16	24	32	23	25	29
Equity	17	15	13	14	9	15
Commodity	23	23	27	27	17	14
Covariance adjustment(1)	(53)	(63)	(70)	(62)	(62)	(56)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$92	$86	$85	$71	$59	$80
Specific risk-only component(3)	$—	$2	$3	$5	$7	$7
Total trading VAR—general market risk factors only (excluding credit portfolios)(2)	$92	$84	$82	$66	$52	$73
Incremental impact of the credit portfolio(4)	$15	$14	$20	$18	$29	$28
Total trading and credit portfolio VAR	$107	$100	$105	$89	$88	$108

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

(2) The total Trading VAR includes mark-to-market and certain fair value option trading positions in ICG, with the exception of hedges to the loan portfolio, fair value option loans and all CVA exposures. Available-for-sale and accrual exposures are not included.

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	First Quarter		Fourth Quarter		First Quarter
	2017		2016		2016
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$29	$70	$25	$45	$29	$64
Credit spread	51	63	57	72	56	69
Fully diversified interest rate and credit spread	$59	$109	$61	$83	$66	$97
Foreign exchange	16	35	15	32	24	40
Equity	6	25	7	25	9	24
Commodity	18	30	21	33	10	18
Total trading	$61	$107	$58	$85	$59	$106
Total trading and credit portfolio	75	123	78	105	85	131
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close of business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Mar. 31, 2017
Total—all market risk factors, including general and specific risk	$91
Average—during quarter	$81
High—during quarter	95
Low—during quarter	64

Regulatory VAR Back-testing
In accordance with Basel III, Citi is required to perform back-testing to evaluate the effectiveness of its Regulatory VAR model. Regulatory VAR back-testing is the process in which the daily one-day VAR, at a 99% confidence interval, is compared to the buy-and-hold profit and loss (i.e., the profit and loss impact if the portfolio is held constant at the end of the day and re-priced the following day). Buy-and-hold profit and loss represents the daily mark-to-market profit and loss attributable to price movements in covered positions from the close of the previous business day. Buy-

and-hold profit and loss excludes realized trading revenue, net interest, fees and commissions, intra-day trading profit and loss and changes in reserves.
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
As of March 31, 2017, there were two back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months. As previously disclosed, trading losses on June 3, 2016 marginally exceeded the VAR estimate at the Citigroup level, driven by higher volatility in the interest rate and foreign exchange markets following the release of weak non-farm payroll data. Separately, trading losses on November 14, 2016 exceeded the VAR estimate at the Citigroup level, driven by the widening of municipal bond yields following the election results in the United States.

COUNTRY RISK

For additional information on country risk at Citi, see “Country Risk” in Citi’s 2016 Annual Report on Form 10-K.

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by
country (excluding the U.S.) as of March 31, 2017. For
purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the
domicile of the borrower. For example, a loan to a Chinese
subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has
developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in
order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 25% of corporate
loans presented in the table below are to U.K. domiciled
entities (28% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.
Approximately 81% of the total U.K. funded loans and 90% of
the total U.K. unfunded commitments were investment grade
as of March 31, 2017. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.
For a discussion of uncertainties arising as a result of the vote in the U.K. to withdraw from the EU, see “Risk Factors—Strategic Risks” in Citigroup’s 2016 Annual Report on form 10-K.

In billions of dollars	ICG loans(1)	GCB loans(2)	Other funded(3)	Unfunded(4)	Net MTM on derivatives/repos(5)	Total hedges (on loans and CVA)	Investment securities(6)	Trading account assets(7)	Total as of 1Q17	Total as of 4Q16	Total as of 1Q16
United Kingdom	$31.4	$—	$3.4	$56.3	$11.5	$(2.1)	$8.4	$(0.3)	$108.6	$107.5	$103.5
Mexico	8.8	24.9	0.4	6.0	1.8	(0.8)	14.0	4.0	59.1	52.4	61.1
Hong Kong	13.7	10.3	0.7	8.1	1.3	(0.7)	5.8	1.1	40.3	35.9	34.5
Singapore	12.2	12.0	0.1	5.6	1.1	(0.3)	8.5	0.6	39.8	36.4	37.2
India	10.6	6.4	0.7	7.5	3.0	(1.3)	7.9	1.4	36.2	30.9	32.8
Korea	2.5	19.5	0.4	3.6	1.5	(1.0)	7.6	1.9	36.0	34.0	38.5
Brazil	13.7	0.2	0.2	3.4	4.5	(2.8)	3.5	4.3	27.0	26.8	27.8
Ireland	8.2	—	0.7	15.7	0.3	—	—	0.4	25.3	24.8	24.5
Australia	3.9	10.8	0.1	6.0	1.0	(1.0)	4.1	(1.0)	23.9	22.4	25.9
Taiwan	4.5	8.4	0.1	1.1	0.7	(0.2)	1.8	2.1	18.5	16.6	15.5
Japan	2.6	—	0.2	9.4	2.8	(1.7)	3.8	1.2	18.3	18.3	11.1
Germany	0.1	—	—	3.9	5.1	(2.9)	9.4	2.4	18.0	16.0	21.9
China	5.8	4.3	0.2	1.6	1.3	(1.1)	4.3	1.0	17.4	17.2	22.9
Canada	1.8	0.6	0.5	6.1	2.0	(0.7)	4.6	0.1	15.0	17.0	17.4
Poland	3.1	1.6	—	3.1	0.5	(0.3)	4.1	0.1	12.2	11.8	14.8
Malaysia	1.3	4.3	0.3	1.5	0.2	(0.1)	0.8	0.8	9.1	9.3	10.8
Netherlands	—	—	—	—	4.1	(0.6)	4.1	(0.8)	6.8	5.1	6.8
Thailand	0.8	2.0	—	1.3	0.1	—	1.7	0.3	6.2	5.8	6.2
Russia	2.3	1.0	—	1.2	0.5	(0.2)	0.9	0.3	6.0	5.3	5.1
United Arab Emirates	3.1	1.4	0.1	1.5	0.4	(0.4)	—	(0.2)	5.9	6.0	6.4
Colombia	2.6	1.7	—	1.1	0.1	(0.1)	0.5	(0.1)	5.8	5.6	5.9
Luxembourg	—	—	—	—	0.6	(0.3)	5.2	0.2	5.7	5.4	6.2
Indonesia	1.7	1.1	0.1	1.2	0.2	(0.2)	1.2	0.2	5.5	5.2	5.2
Chile	1.8	—	2.0	0.1	0.2	—	—	—	4.1	4.0	3.8
Turkey	2.9	—	0.4	0.4	0.3	(0.2)	0.3	(0.1)	4.0	3.9	4.8

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of March 31, 2017, private bank loans in the table above totaled $20.8 billion, concentrated in Singapore ($7.5 billion), Hong Kong ($6.6 billion) and the U.K. ($5.5 billion).

(2)	GCB loans include funded loans in Brazil and Colombia related to businesses that were transferred to Corporate/Other as of January 1, 2016.

(3)	Other funded includes other direct exposure such as accounts receivable, loans held-for-sale, other loans in Corporate/Other and investments accounted for under the equity method.

(4)	Unfunded exposure includes unfunded corporate lending commitments, letters of credit and other contingencies.

(5)	Net mark-to-market (MTM) on derivatives and securities lending / borrowing transactions (repos). Exposures are shown net of collateral and inclusive of CVA. Includes margin loans.

(6)	Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost.

(7)	Trading account assets are shown on a net basis and include derivative exposure where the underlying reference entity is located in that country.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Note 9 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
At March 31, 2017, Citigroup had recorded net DTAs of approximately $45.9 billion, a decrease of $0.8 billion from December 31, 2016. The DTA reduction for the quarter was driven by the generation of earnings and movements in AOCI.
The following table summarizes Citi’s net DTAs balance as of the periods presented. Of Citi’s net DTAs as of March 31, 2017, those arising from net operating losses, foreign tax credit and general business credit carry-forwards are 100% deducted in calculating Citi’s regulatory capital, while DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). Approximately $17.2 billion of the net DTA was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of March 31, 2017.

Jurisdiction/Component	DTAs balance
In billions of dollars	Mar. 31, 2017	December 31, 2016
Total U.S.	$43.8	$44.6
Total foreign	2.1	2.1
Total	$45.9	$46.7

Effective Tax Rate
Citi’s effective tax rate for the first quarter of 2017 was 31.1%, as compared with 29.7% in the first quarter of 2016. The higher effective tax rate predominantly reflects the higher level of pre-tax income in the current quarter.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017 and, based on that evaluation, the CEO and CFO have concluded that at that date, Citigroup’s disclosure controls and procedures were effective.

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
During the first quarter of 2017, a branch of Citibank, N.A., located in India, processed a funds transfer involving the Iranian Embassy in New Delhi, India. The value of this funds transfer was INR 27,552.00 (approximately USD 411.00).  This payment was for visa services which are permissible under the travel exemption in the Iranian Transactions and Sanctions Regulations.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation: (i) the precautionary statements included within each individual business’ discussion and analysis of its results of operations above and in Citi’s 2016 Annual Report on Form 10-K; (ii) the factors listed and described under “Risk Factors” in Citi’s 2016 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

•
Citi’s ability to address the shortcomings identified by the Federal Reserve Board and FDIC as a result of their review of Citi’s 2015 annual resolution plan submission and the 2017 resolution plan guidance in Citi’s 2017 resolution plan submission;

•
the potential impact on Citi’s ability to return capital to shareholders due to any changes to the stress testing and CCAR requirements or process, such as the introduction of a firm-specific “stress capital buffer” or incorporation of Citi’s then-effective GSIB surcharge into its post-stress test minimum capital requirements or the introduction of additional macroprudential considerations such as funding and liquidity shocks in the stress testing process;

•
the ongoing regulatory uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, including, among others, uncertainties and potential changes arising from the U.S. presidential administration and Congress, potential changes to various aspects of the regulatory capital framework and the terms of and other uncertainties resulting from the U.K.’s initiation of the process to withdraw from the European Union, and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, strategy or organizational structure and compliance risks and costs;

•
the numerous uncertainties arising as a result of the initiation of the process in the U.K. to withdraw from the European Union, including the terms of the withdrawal, and the potential impact to macroeconomic conditions as well as Citi’s legal entity structure and overall results of operations or financial condition;

•
the impact on the value of Citi’s DTAs and on Citi’s net income or regulatory capital if corporate tax rates in the U.S. or certain state, local or foreign jurisdictions decline, or if other changes are made to the U.S. corporate tax system, including changes resulting in a write down of timing difference DTAs;

•
Citi’s ability to continue to utilize its DTAs (including the foreign tax credit component of its DTAs) and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of movements in Citi’s AOCI, which can be impacted by changes in interest rates and foreign exchange rates;

•
the potential impact to Citi if its interpretation or application of the extensive tax laws to which it is subject, such as withholding tax obligations and stamp and other transactional taxes, differs from those of the relevant governmental authorities;

•	Citi’s ability to achieve the expected returns on its ongoing investments in its businesses, including as a result of factors that Citi cannot control;

•
the potential negative impact to Citi’s co-branding and private label credit card relationships as well as Citi’s results of operations or financial condition, including as a result of loss of revenues, impairment of purchased credit card relationships and contract related intangibles or other losses, due to, among other things, operational difficulties of a particular retailer or merchant or early termination of a particular relationship, or external factors, including bankruptcies, liquidations, consolidations and other similar events;

•
the potential impact to Citi’s businesses, credit costs and overall results of operations and financial condition as a result of macroeconomic and geopolitical challenges and uncertainties, including those relating to potential outcomes of elections in the EU, potential fiscal or monetary actions or the pursuit of protectionist trade and other policies by the U.S.;

•
the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, foreign exchange controls, sociopolitical instability (including from hyper-inflation), fraud, nationalization or loss of licenses, business restrictions, sanctions or asset freezes, potential criminal charges, closure of branches or subsidiaries and confiscation of assets as well as the increased compliance and regulatory risks and costs;

•
the uncertainties regarding the consequences of noncompliance and the potential impact on Citi’s estimates of its eligible debt arising from the Federal Reserve Board’s final total loss-absorbing capacity (TLAC) rules;

•
the potential impact of concentrations of risk, such as market risk arising from Citi’s volume of transactions with counterparties in the financial services industry, on Citi’s hedging strategies and results of operations;

•
the potential impacts on Citi’s liquidity and/or costs of funding as a result of external factors, including, among others, market disruptions and governmental fiscal and monetary policies as well as regulatory changes or negative investor perceptions of Citi’s creditworthiness;

•
the impact of ratings downgrades of Citi or one or more of its more significant subsidiaries or issuing entities on Citi’s funding and liquidity as well as the results of operations of certain of its businesses;

•
the potential impact to Citi from a disruption of its operational systems, including as a result of, among other things, human error, fraud or malice, accidental technological failure, electrical or telecommunication outages or failure of computer servers;

•
the potential impact to Citi from an increasing risk of continually evolving cybersecurity risks (including theft of funds or theft, loss, misuse or disclosure of confidential client, customer, corporate or network information or assets), damage to Citi’s reputation, additional costs (including credit costs) to Citi, regulatory penalties, legal exposure and financial losses;

•
the potential impact of incorrect assumptions or estimates in Citi’s financial statements or the impact of ongoing changes to financial accounting and reporting standards or interpretations, such as the FASB’s new accounting standard on credit losses, on how Citi records and reports its financial condition and results of operations;

•	the potential impact to Citi of ongoing implementation and interpretation of regulatory changes and requirements in the U.S. and globally, including on Citi’s compliance risks and costs;

•
the potential outcomes of the extensive legal and regulatory proceedings, investigations and other inquiries to which Citi is or may be subject at any given time, particularly given the increased focus on conduct risk and the severity of the remedies sought and potential collateral consequences to Citi arising from such outcomes;

•
the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk models, including its Basel III risk-weighted asset models, are ineffective, require refinement, modification or enhancement or approval is withdrawn by Citi’s U.S. banking regulators; and

•
the potential impact on Citi’s performance, including its competitive position and ability to effectively manage its businesses and continue to execute its strategy, if Citi is unable to hire and retain highly qualified employees for any reason.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three months ended March 31,
In millions of dollars, except per share amounts	2017	2016
Revenues
Interest revenue	$14,423	$14,167
Interest expense	3,566	2,940
Net interest revenue	$10,857	$11,227
Commissions and fees	$2,759	$2,463
Principal transactions	3,022	1,840
Administration and other fiduciary fees	893	811
Realized gains on sales of investments, net	192	186
Other-than-temporary impairment losses on investments
Gross impairment losses	(12)	(465)
Less: Impairments recognized in AOCI	—	—
Net impairment losses recognized in earnings	$(12)	$(465)
Insurance premiums	$169	$264
Other revenue	240	1,229
Total non-interest revenues	$7,263	$6,328
Total revenues, net of interest expense	$18,120	$17,555
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,675	$1,886
Policyholder benefits and claims	30	88
Provision (release) for unfunded lending commitments	(43)	71
Total provisions for credit losses and for benefits and claims	$1,662	$2,045
Operating expenses
Compensation and benefits	$5,534	$5,556
Premises and equipment	620	651
Technology/communication	1,659	1,649
Advertising and marketing	373	390
Other operating	2,291	2,277
Total operating expenses	$10,477	$10,523
Income from continuing operations before income taxes	$5,981	$4,987
Provision for income taxes	1,863	1,479
Income from continuing operations	$4,118	$3,508
Discontinued operations
Loss from discontinued operations	$(28)	$(3)
Benefit for income taxes	(10)	(1)
Loss from discontinued operations, net of taxes	$(18)	$(2)
Net income before attribution of noncontrolling interests	$4,100	$3,506
Noncontrolling interests	10	5
Citigroup’s net income	$4,090	$3,501
Basic earnings per share(1)
Income from continuing operations	$1.36	$1.11
Loss from discontinued operations, net of taxes	(0.01)	—
Net income	$1.35	$1.10
Weighted average common shares outstanding	2,765.3	2,943.0

Diluted earnings per share(1)
Income from continuing operations	$1.36	$1.11
Loss from discontinued operations, net of taxes	(0.01)	—
Net income	$1.35	$1.10
Adjusted weighted average common shares outstanding	2,765.5	2,943.1
(1) Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three months ended March 31,
In millions of dollars	2017	2016
Citigroup's net income	$4,090	$3,501
Add: Citigroup's other comprehensive income
Net change in unrealized gains and losses on investment securities, net of taxes	$220	$2,034
Net change in debt valuation adjustment (DVA), net of taxes (1)	(60)	193
Net change in cash flow hedges, net of taxes	(2)	317
Benefit plans liability adjustment, net of taxes	(12)	(465)
Net change in foreign currency translation adjustment, net of taxes and hedges	1,318	654
Citigroup’s total other comprehensive income	$1,464	$2,733
Citigroup’s total comprehensive income	$5,554	$6,234
Add: Other comprehensive income attributable to noncontrolling interests	$31	$27
Add: Net income attributable to noncontrolling interests	10	5
Total comprehensive income	$5,595	$6,266

(1)	See Note 1 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	March 31,
	2017	December 31,
In millions of dollars	(Unaudited)	2016
Assets
Cash and due from banks (including segregated cash and other deposits)	$22,272	$23,043
Deposits with banks	157,773	137,451
Federal funds sold and securities borrowed or purchased under agreements to resell (including $137,360 and $133,204 as of March 31, 2017 and December 31, 2016, respectively, at fair value)	242,929	236,813
Brokerage receivables	36,888	28,887
Trading account assets (including $82,157 and $80,986 pledged to creditors at March 31, 2017 and December 31, 2016, respectively)	244,903	243,925
Investments:
Available for sale (including $8,115 and $8,239 pledged to creditors as of March 31, 2017 and December 31, 2016, respectively)	290,282	299,424
Held to maturity (including $898 and $843 pledged to creditors as of March 31, 2017 and December 31, 2016, respectively)	47,942	45,667
Non-marketable equity securities (including $1,529 and $1,774 at fair value as of March 31, 2017 and December 31, 2016, respectively)	7,609	8,213
Total investments	$345,833	$353,304
Loans:
Consumer (including $28 and $29 as of March 31, 2017 and December 31, 2016, respectively, at fair value)	320,556	325,063
Corporate (including $4,007 and $3,457 as of March 31, 2017 and December 31, 2016, respectively, at fair value)	308,039	299,306
Loans, net of unearned income	$628,595	$624,369
Allowance for loan losses	(12,030)	(12,060)
Total loans, net	$616,565	$612,309
Goodwill	22,265	21,659
Intangible assets (other than MSRs)	5,013	5,114
Mortgage servicing rights (MSRs)	567	1,564
Other assets (including $17,281 and $15,729 as of March 31, 2017 and December 31, 2016, respectively, at fair value)	126,627	128,008
Total assets	$1,821,635	$1,792,077
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

	March 31,
	2017	December 31,
In millions of dollars	(Unaudited)	2016
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$65	$142
Trading account assets	1,031	602
Investments	3,397	3,636
Loans, net of unearned income
Consumer	49,815	53,401
Corporate	19,556	20,121
Loans, net of unearned income	$69,371	$73,522
Allowance for loan losses	(1,860)	(1,769)
Total loans, net	$67,511	$71,753
Other assets	165	158
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$72,169	$76,291
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2017	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2016
Liabilities
Non-interest-bearing deposits in U.S. offices	$129,436	$136,698
Interest-bearing deposits in U.S. offices (including $351 and $434 as of March 31, 2017 and December 31, 2016, respectively, at fair value)	310,572	300,972
Non-interest-bearing deposits in offices outside the U.S.	79,063	77,616
Interest-bearing deposits in offices outside the U.S. (including $956 and $778 as of March 31, 2017 and December 31, 2016, respectively, at fair value)	430,919	414,120
Total deposits	$949,990	$929,406
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $40,939 and $33,663 as of March 31, 2017 and December 31, 2016, respectively, at fair value)	148,230	141,821
Brokerage payables	59,655	57,152
Trading account liabilities	144,070	139,045
Short-term borrowings (including $3,473 and $2,700 as of March 31, 2017 and December 31, 2016, respectively, at fair value)	26,127	30,701
Long-term debt (including $27,526 and $26,254 as of March 31, 2017 and December 31, 2016, respectively, at fair value)	208,530	206,178
Other liabilities (including $12,681 and $10,796 as of March 31, 2017 and December 31, 2016, respectively, at fair value)	55,880	61,631
Total liabilities	$1,592,482	$1,565,934
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 770,120 as of March 31, 2017 and as of December 31, 2016, at aggregate liquidation value	$19,253	$19,253
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,523,273 and 3,099,482,042 as of March 31, 2017 and December 31, 2016	31	31
Additional paid-in capital	107,613	108,042
Retained earnings	149,731	146,477
Treasury stock, at cost: March 31, 2017—346,265,476 shares and December 31, 2016—327,090,192 shares	(17,579)	(16,302)
Accumulated other comprehensive income (loss)	(30,917)	(32,381)
Total Citigroup stockholders’ equity	$228,132	$225,120
Noncontrolling interest	1,021	1,023
Total equity	$229,153	$226,143
Total liabilities and equity	$1,821,635	$1,792,077

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

	March 31,
	2017	December 31,
In millions of dollars	(Unaudited)	2016
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$10,636	$10,697
Long-term debt	24,062	23,919
Other liabilities	739	1,275
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$35,437	$35,891
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars, except shares in thousands	2017	2016
Preferred stock at aggregate liquidation value
Balance, beginning of period	$19,253	$16,718
Issuance of new preferred stock	—	1,035
Balance, end of period	$19,253	$17,753
Common stock and additional paid-in capital
Balance, beginning of period	$108,073	$108,319
Employee benefit plans	(426)	(660)
Preferred stock issuance expense	—	(31)
Other	(3)	(7)
Balance, end of period	$107,644	$107,621
Retained earnings
Balance, beginning of period	$146,477	$133,841
Adjustment to opening balance, net of taxes(1)	—	15
Adjusted balance, beginning of period	$146,477	$133,856
Citigroup’s net income	4,090	3,501
Common dividends(2)	(445)	(149)
Preferred dividends	(301)	(210)
Tax benefit		—
Other(3)	(90)	—
Balance, end of period	$149,731	$136,998
Treasury stock, at cost
Balance, beginning of period	$(16,302)	$(7,677)
Employee benefit plans(4)	507	765
Treasury stock acquired(5)	(1,784)	(1,312)
Balance, end of period	$(17,579)	$(8,224)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(32,381)	$(29,344)
Adjustment to opening balance, net of taxes(1)	—	(15)
Adjusted balance, beginning of period	$(32,381)	$(29,359)
Citigroup’s total other comprehensive income (loss)	1,464	2,733
Balance, end of period	$(30,917)	$(26,626)
Total Citigroup common stockholders’ equity	$208,879	$209,769
Total Citigroup stockholders’ equity	$228,132	$227,522
Noncontrolling interests
Balance, beginning of period	$1,023	$1,235
Transactions between Citigroup and the noncontrolling-interest shareholders	(1)	(27)
Net income attributable to noncontrolling-interest shareholders	10	5
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	31	27
Other	(42)	(1)
Net change in noncontrolling interests	$(2)	$4
Balance, end of period	$1,021	$1,239
Total equity	$229,153	$228,761

(1)	See Note 1 to the Consolidated Financial Statements for additional details.

(2)	Common dividends declared were $0.16 per share in the first quarter of 2017 and $0.05 per share in the first quarter of 2016.

(3)	Includes the impact of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 1 to the Consolidated Financial Statements.

(4)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(5) For the three months ended March 31, 2017 and 2016, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three months ended March 31,
In millions of dollars	2017	2016
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$4,100	$3,506
Net income attributable to noncontrolling interests	10	5
Citigroup’s net income	$4,090	$3,501
Loss from discontinued operations, net of taxes	(18)	(2)
Income from continuing operations—excluding noncontrolling interests	$4,108	$3,503
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Net gains on significant disposals(1)	(19)	(422)
Depreciation and amortization	896	908
Provision for loan losses	1,675	1,886
Realized gains from sales of investments	(192)	(186)
Net impairment losses on investments, goodwill and intangible assets	40	465
Change in trading account assets	(1,073)	(23,791)
Change in trading account liabilities	5,025	18,634
Change in brokerage receivables net of brokerage payables	(5,498)	(3,043)
Change in loans held-for-sale (HFS)	1,949	3,896
Change in other assets	(811)	(3,327)
Change in other liabilities	(5,685)	(179)
Other, net	(3,421)	1,118
Total adjustments	$(7,114)	$(4,041)
Net cash provided by (used in) operating activities of continuing operations	$(3,006)	$(538)
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(20,322)	$(23,852)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(6,116)	(5,418)
Change in loans	(7,953)	(5,057)
Proceeds from sales and securitizations of loans	3,191	1,247
Purchases of investments	(41,584)	(59,715)
Proceeds from sales of investments	29,456	39,268
Proceeds from maturities of investments	24,006	16,544
Proceeds from significant disposals(1)	2,732	265
Capital expenditures on premises and equipment and capitalized software	(786)	(702)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	133	230
Net cash used in investing activities of continuing operations	$(17,243)	$(37,190)
Cash flows from financing activities of continuing operations
Dividends paid	$(744)	$(359)
Issuance of preferred stock	—	1,004
Treasury stock acquired	(1,858)	(1,312)
Stock tendered for payment of withholding taxes	(397)	(308)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	6,409	10,712
Issuance of long-term debt	18,603	13,904
Payments and redemptions of long-term debt	(18,885)	(11,281)
Change in deposits	20,584	26,704
Change in short-term borrowings	(4,574)	(186)

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED) (CONTINUED)	Three months ended March 31,
In millions of dollars	2017	2016
Net cash provided by financing activities of continuing operations	$19,138	$38,878
Effect of exchange rate changes on cash and cash equivalents	$340	$190
Change in cash and due from banks	$(771)	$1,340
Cash and due from banks at beginning of period	23,043	20,900
Cash and due from banks at end of period	$22,272	$22,240
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$913	$688
Cash paid during the period for interest	3,250	2,694
Non-cash investing activities
Decrease in goodwill associated with significant disposals reclassified to HFS	—	(30)
Transfers to loans HFS from loans	2,800	3,200
Transfers to OREO and other repossessed assets	30	56

(1)    See Note 2 to the Consolidated Financial Statements for further information on significant disposals.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, (2016 Annual Report on Form 10-K).
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

ACCOUNTING CHANGES

Accounting for Stock-Based Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in order to simplify certain complex aspects of the accounting for income taxes and forfeitures related to employee stock-based compensation. The guidance became effective for Citi beginning on January 1, 2017. Under the new standard, excess tax benefits and deficiencies related to employee stock-based compensation are recognized directly within Income tax expense or benefit in Citi’s Consolidated Statement of Income, rather than within Additional paid-in capital. The impact of this change was not material in the first quarter of 2017. The impact of this change is similarly not expected to be material for the remainder of 2017 as the majority of employees’ deferred stock-based compensation awards are granted within the first quarter of each year, and therefore vest within the first quarter of each year, commensurate with vesting in equal annual installments. For additional information on these receivables and payables, see Note 7 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
Additionally, as permitted under the new guidance, Citi made an accounting policy election to account for forfeitures of awards as they occur, which represents a change from the previous requirement to estimate forfeitures when recognizing compensation expense. This change resulted in a cumulative effect adjustment to retained earnings that was not material at January 1, 2017.

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
Citi early adopted only the provisions of this ASU related to presentation of the change in fair value of liabilities for which the fair value option was elected, related to changes in Citigroup’s own credit spreads in AOCI effective January 1, 2016. Accordingly, as of the first quarter 2016, these amounts are reflected as a component of AOCI, whereas these amounts were previously recognized in Citigroup’s revenues and net income. The impact of adopting this amendment resulted in a cumulative catch-up reclassification from retained earnings to AOCI of an accumulated after-tax loss of approximately $15 million at January 1, 2016. Financial statements for periods prior to 2016 were not subject to restatement under the provisions of this ASU. For additional information, see Note 17, Note 20 and Note 21 to the Consolidated Financial Statements. The Company is evaluating the effects that the other provisions of ASU 2016-01,which are effective on January 1, 2018, will have on its Consolidated Financial Statements and related disclosures.

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
The CECL model represents a significant departure from existing GAAP and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect that ASU 2016-13 will have on its Consolidated Financial Statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of Citi’s portfolios at the date of adoption. The ASU will be effective for Citi as of January 1, 2020. Early application is permitted for annual periods beginning January 1, 2019.

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

Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require lessees to recognize all leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective beginning January 1, 2019 with an option to early adopt. The Company does not plan to early adopt the ASU. The Company is evaluating the effect that the standard will have on its Consolidated Financial Statements, regulatory capital and related disclosures and the impact is not expected to be material.

Income Tax Impact of Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective on January 1, 2018 with early adoption permitted. The Company continues to evaluate the impact of this standard, which is expected to increase DTAs, with an associated decrease in prepaid taxes of approximately $500 million.

Subsequent Measurement of Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Under the ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount (the current Step 1), with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts).
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

Premiums on Purchased Callable Debt Securities
In late March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). The ASU changes the period of amortization of premiums on certain callable debt securities from the full contractual life of the security to the earliest call date of the security.  The ASU will not change the accretion of discounts.
The ASU is effective for Citi as of January 1, 2019 through a cumulative effect adjustment to retained earnings, with early adoption permitted.  This accounting change will primarily affect Citi’s portfolios of available-for-sale and held-to-maturity state and municipal debt securities. The Company is evaluating the effect that the standard will have on its Consolidated Financial Statements, but based on a preliminary analysis, it is expected to result in a cumulative effect adjustment reducing retained earnings (primarily through a reclassification from AOCI) to reflect the shorter amortization period to the earliest call date for the premiums on callable debt securities. Under the new guidance, interest revenue recorded on callable bonds subject to a premium will decrease before the call date because premiums will be amortized over a shorter time period.

Other Potential Amendments to Current Accounting Standards
The FASB has issued a proposed ASU that will provide targeted improvements to the accounting guidance for hedging activities.  The exposure draft contains many proposals for improving how the economic results of risk management are reflected in financial reporting. Specifically, among other improvements, the ASU is expected to expand the list of benchmark interest rates and also increase the ability for entities to construct hedges of interest rate risk that hedge only certain cash flows of a hedged item.  If issued in its current form, the ASU is also expected to modify existing guidance related to the timing and income statement line recognition of ineffectiveness and components excluded from hedge relationships and add incremental disclosures regarding hedging activities.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Discontinued Operations
The following sales are reported as Discontinued operations within Corporate/Other.

Sale of Egg Banking plc Credit Card Business
Citi sold the Egg Banking plc credit card business in 2011. Residual costs from the disposal resulted in losses from Discontinued operations, net of taxes, of $18 million and $2 million for the three months ended March 31, 2017 and 2016, respectively.

Combined Results for Discontinued Operations
The following summarizes financial information for all Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

	Three months ended March 31,
In millions of dollars	2017	2016
Total revenues, net of interest expense	$—	$—
Income (loss) from discontinued operations	$(28)	$(3)
Provision (benefit) for income taxes	(10)	(1)
Income (loss) from discontinued operations, net of taxes	$(18)	$(2)

Cash flows for the Discontinued operations were not material for the periods presented.

Significant Disposals
The following sales completed during 2017 and 2016 were identified as significant disposals. The major classes of assets and liabilities derecognized from the Consolidated Balance Sheet at closing and the income related to each business until the disposal date are presented below.

Novation of the 80% Primerica Coinsurance Agreement
Effective January 1, 2016, Citi completed a novation (an arrangement that extinguishes Citi’s rights and obligations under a contract) of the Primerica 80% coinsurance agreement, which was part of Corporate/Other, to a third-party re-insurer. The novation resulted in revenues of $404 million recorded in Other revenue ($263 million after-tax) during the first quarter of 2016. Furthermore, the novation resulted in derecognition of $1.5 billion of available-for-sale securities and cash, $0.95 billion of deferred acquisition costs and $2.7 billion of insurance liabilities.

Exit of U.S. Mortgage Service Operations
As previously disclosed, Citigroup signed agreements during the first quarter of 2017 to effectively exit its U.S. mortgage servicing operations by the end of 2018 to intensify focus on originations. The exit of the mortgage servicing operations included the sale of mortgage servicing rights and execution of a subservicing agreement for the remaining Citi-owned loans and certain other mortgage servicing rights. As part of this transaction, Citi will also transfer certain employees.
This transaction, which was part of Corporate/Other, resulted in a pretax loss of $331 million ($207 million after tax) recorded in Other revenue during the first quarter of 2017. The loss on sale does not include certain other costs and charges related to the disposed operation recorded primarily in Operating Expenses in the first quarter of 2017, resulting in a total pretax loss of $382 million. As part of the completed sale, Citi derecognized a total of $1,162 million of servicing related assets, including $1,046 million of mortgage servicing rights, related to approximately 750,000 Fannie Mae and Freddie Mac held loans with outstanding balances of approximately $93 billion. Excluding the loss on sale and the additional charges recorded during the current period, income before taxes for the disposed operation was immaterial for the three months ended March 31, 2017 and 2016.

Sale of CitiFinancial Canada Consumer Finance Business
On March 31, 2017, Citi sold CitiFinancial Canada (CitiFinancial), which was part of Corporate/Other, including 220 retail branches and approximately 1,400 employees. As part of the sale, Citi derecognized total assets of approximately $1.9 billion, including $1.7 billion consumer loans (net of allowance), and total liabilities of approximately $1.5 billion related to intercompany borrowings, which were settled at closing of the transaction. Separately, during the first quarter of 2017, CitiFinancial settled $0.4 billion of debt issued through loan securitizations. The transaction generated a pretax gain on sale of $350 million recorded in Other revenue ($178 million after-tax).
Income before taxes, excluding the pretax gain on sale, was as follows:

	Three months ended March 31,
In millions of dollars	2017	2016
Income before taxes	$30	$21

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the Global Consumer Banking (GCB) and Institutional Clients Group (ICG) business segments. In addition, Corporate/Other includes activities not assigned to a specific business segment, as well as certain North America and international loan portfolios, discontinued operations and other legacy assets.
The prior-period balances reflect reclassifications to conform the presentation for all periods to the current period’s presentation. Effective January 1, 2017, financial data was reclassified to reflect:

•	the reporting of the remaining businesses and portfolios of assets of Citi Holdings as part of Corporate/Other which, prior to the first quarter of 2017, was a separately reported business segment;

•	the re-attribution of certain treasury-related costs between Corporate/Other, GCB and ICG;

•	the re-attribution of regional revenues within ICG; and

•	certain other immaterial reclassifications.

Citi’s consolidated results remain unchanged for all periods presented as a result of the changes and reclassifications discussed above.
For additional information regarding Citigroup’s business segments, see Note 3 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Three months ended March 31,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2017	2016	2017	2016	2017	2016	March 31, 2017	December 31, 2016
Global Consumer Banking	$7,817	$7,714	$584	$634	$1,003	$1,194	$412	$412
Institutional Clients Group	9,126	7,895	1,375	764	3,011	1,869	1,314	1,277
Corporate/Other	1,177	1,946	(96)	81	104	445	96	103
Total	$18,120	$17,555	$1,863	$1,479	$4,118	$3,508	$1,822	$1,792

(1)
Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $8.3 billion and $7.8 billion; in EMEA of $2.8 billion and $2.2 billion; in Latin America of $2.3 billion and $2.2 billion; and in Asia of $3.5 billion and $3.4 billion for the three months ended March 31, 2017 and 2016, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $1.8 billion and $1.5 billion; in the ICG results of $(205) million and $390 million; and in the Corporate/Other results of $52 million and $170 million for the three months ended March 31, 2017 and 2016, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three months ended March 31,
In millions of dollars	2017	2016
Interest revenue
Loan interest, including fees	$9,947	$9,760
Deposits with banks	295	219
Federal funds sold and securities borrowed or purchased under agreements to resell	661	647
Investments, including dividends	1,960	1,855
Trading account assets(1)	1,266	1,434
Other interest	294	252
Total interest revenue	$14,423	$14,167
Interest expense
Deposits(2)	$1,415	$1,204
Federal funds purchased and securities loaned or sold under agreements to repurchase	493	502
Trading account liabilities(1)	147	88
Short-term borrowings	199	100
Long-term debt	1,312	1,046
Total interest expense	$3,566	$2,940
Net interest revenue	$10,857	$11,227
Provision for loan losses	1,675	1,886
Net interest revenue after provision for loan losses	$9,182	$9,341

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)	Includes deposit insurance fees and charges of $305 million and $235 million for the three months ended March 31, 2017 and 2016, respectively.

5.  COMMISSIONS AND FEES

The primary components of Citi’s Commissions and fees revenue are investment banking fees, trading-related fees, fees related to trade and securities services in ICG and credit card and bank card fees. For additional information regarding certain components of Commissions and fees revenue, see Note 5 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
The following table presents Commissions and fees revenue:

	Three months ended March 31,
In millions of dollars	2017	2016
Investment banking	$862	$574
Trading-related	572	601
Trade and securities services	390	406
Credit cards and bank cards	311	271
Corporate finance(1)	169	123
Other consumer(2)	164	158
Checking-related	120	116
Loan servicing	86	96
Other	85	118
Total commissions and fees	$2,759	$2,463

(1)	Consists primarily of fees earned from structuring and underwriting loan syndications.

(2)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

6. PRINCIPAL TRANSACTIONS
Citi’s Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. For additional information regarding Principal transactions revenue, see Note 6 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
The following table presents Principal transactions revenue:

	Three months ended March 31,
In millions of dollars	2017	2016
Global Consumer Banking(1)	$149	$143
Institutional Clients Group	2,668	1,576
Corporate/Other (1)	205	121
Total Citigroup	$3,022	$1,840
Interest rate risks(2)	$1,766	$807
Foreign exchange risks(3)	588	613
Equity risks(4)	188	50
Commodity and other risks(5)	90	144
Credit products and risks(6)	390	226
Total	$3,022	$1,840

(1)	Primarily relates to foreign exchange risks.

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

7. INCENTIVE PLANS

For additional information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three months ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Qualified plans
Benefits earned during the period	$1	$1	$36	$38	$—	$—	$2	$3
Interest cost on benefit obligation	132	141	71	73	6	8	24	24
Expected return on plan assets	(216)	(218)	(70)	(72)	(1)	(2)	(21)	(21)
Amortization of unrecognized
Prior service benefit	—	—	(1)	—	—	—	(2)	(3)
Net actuarial loss (gain)	41	36	16	19	(1)	—	8	8
Curtailment gains(1)	—	—	—	(3)	—	—	—	—
Settlement loss(1)	—	—	—	1	—	—	—	—
Net qualified plans (benefit) expense	$(42)	$(40)	$52	$56	$4	$6	$11	$11
Nonqualified plans expense	10	10	—	—	—	—	—	—
Total net (benefit) expense	$(32)	$(30)	$52	$56	$4	$6	$11	$11

(1) (Gains) losses due to curtailment and settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following tables summarize the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s
Significant Plans.

	Three months ended March 31, 2017
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$14,000	$6,522	$686	$1,141
Plans measured annually	(28)	(1,784)	—	(303)
Projected benefit obligation at beginning of year—Significant Plans	$13,972	$4,738	$686	$838
Benefits earned during the period	1	21	—	2
Interest cost on benefit obligation	139	60	6	20
Plan amendments	—	5	—	—
Actuarial loss	72	134	3	39
Benefits paid, net of participants’ contributions	(187)	(75)	(16)	(11)
Foreign exchange impact and other	—	657	—	84
Projected benefit obligation at period end—Significant Plans	$13,997	$5,540	$679	$972

	Three months ended March 31, 2017
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$12,363	$6,149	$129	$1,015
Plans measured annually	—	(1,167)	—	(11)
Plan assets at fair value at beginning of year—Significant Plans	$12,363	$4,982	$129	$1,004
Actual return on plan assets	333	179	4	36
Company contributions, net of reimbursements	13	13	12	—
Plan participants’ contributions	—	1	—	—
Benefits paid, net of government subsidy	(187)	(76)	(16)	(11)
Foreign exchange impact and other	—	786	—	99
Plan assets at fair value at period end—Significant Plans	$12,522	$5,885	$129	$1,128

Funded status of the Significant Plans
Qualified plans(1)	$(778)	$345	$(550)	$156
Nonqualified plans	(697)	—	—	—
Funded status of the plans at period end—Significant Plans	$(1,475)	$345	$(550)	$156

Net amount recognized
Benefit asset	$—	$801	$—	$156
Benefit liability	(1,475)	(456)	(550)	—
Net amount recognized on the balance sheet—Significant Plans	$(1,475)	$345	$(550)	$156

Amounts recognized in AOCI
Prior service benefit	$—	$32	$—	$92
Net actuarial gain (loss)	(6,795)	(921)	104	(372)
Net amount recognized in equity (pretax)—Significant Plans	$(6,795)	$(889)	$104	$(280)

Accumulated benefit obligation at period end—Significant Plans	$13,991	$5,272	$679	$972

(1)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2017 and no minimum required funding is expected for 2017.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three months ended March 31, 2017	Year ended December 31, 2016
Beginning of period balance, net of tax(1)(2)	$(5,164)	$(5,116)
Actuarial assumptions changes and plan experience	(248)	(854)
Net asset gain due to difference between actual and expected returns	253	400
Net amortization	56	232
Prior service (cost) credit	(5)	28
Curtailment/settlement gain(3)	—	17
Foreign exchange impact and other	(58)	99
Change in deferred taxes, net	(10)	30
Change, net of tax	$(12)	$(48)
End of period balance, net of tax(1)(2)	$(5,176)	$(5,164)

(1)	See Note 17 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Gains due to curtailment and settlement relate to repositioning and divestiture activities.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net benefit (expense) assumed discount rates during the period	Three months ended
	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2016
U.S. plans
Qualified pension	4.10%	3.55%	4.40%
Nonqualified pension	4.00	3.45	4.35
Postretirement	3.90	3.30	4.20
Non-U.S. plans
Pension	0.60-11.00	0.20-11.55	0.75-13.20
Weighted average	5.08	4.42	5.37
Postretirement	9.65	8.25	8.60

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Mar. 31, 2017	Dec. 31, 2016
U.S. plans
Qualified pension	4.05%	4.10%
Nonqualified pension	3.95	4.00
Postretirement	3.85	3.90
Non-U.S. plans
Pension	0.55-10.45	0.60-11.00
Weighted average	4.83	5.08
Postretirement	9.25	9.65

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three months ended March 31, 2017
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$7	$(11)
Non-U.S. plans	(5)	7
Postretirement
U.S. plans	$—	$—
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first three months of 2017.
The following table summarizes the Company’s actual contributions for the three months ended March 31, 2017 and 2016, as well as estimated expected Company contributions for the remainder of 2017 and the actual contributions made in the second, third and fourth quarters of 2016.

	Pension plans				Postretirement plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Company contributions(2) for the three months ended March 31	$13	$15	$34	$32	$12	$6	$2	$2
Company contributions made or expected to be made during the remainder of the year	43	541	105	94	—	—	6	7

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three months ended March 31,
In millions of dollars	2017	2016
U.S. plans	$98	$96
Non-U.S. plans	69	68

Post Employment Plans
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three months ended March 31,
In millions of dollars	2017	2016
Service-related expense
Interest cost on benefit obligation	$—	$1
Amortization of unrecognized
Prior service benefit	(8)	(8)
Net actuarial loss	1	1
Total service-related benefit	$(7)	$(6)
Non-service-related expense	$8	$8
Total net benefit expense	$1	$2

9.     EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three months ended March 31,
In millions, except per-share amounts	2017	2016
Income from continuing operations before attribution of noncontrolling interests	$4,118	$3,508
Less: Noncontrolling interests from continuing operations	10	5
Net income from continuing operations (for EPS purposes)	$4,108	$3,503
Income (loss) from discontinued operations, net of taxes	(18)	(2)
Citigroup's net income	$4,090	$3,501
Less: Preferred dividends(1)	301	210
Net income available to common shareholders	$3,789	$3,291
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	55	40
Net income allocated to common shareholders for basic EPS	$3,734	$3,251
Net income allocated to common shareholders for diluted EPS	3,734	3,251
Weighted-average common shares outstanding applicable to basic EPS	2,765.3	2,943.0
Effect of dilutive securities(2)
Options(3)	0.2	0.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS(4)	2,765.5	2,943.1
Basic earnings per share(5)
Income from continuing operations	$1.36	$1.11
Discontinued operations	(0.01)	—
Net income	$1.35	$1.10
Diluted earnings per share(5)
Income from continuing operations	$1.36	$1.11
Discontinued operations	(0.01)	—
Net income	$1.35	$1.10

(1)
During the first quarter of 2017, Citi distributed $301 million in dividends on its outstanding preferred stock. As of March 31, 2017, Citi estimates it will distribute preferred dividends of approximately $912 million during the remainder of 2017, in each case assuming such dividends are declared by the Citi Board of Directors.

(2)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $105.71 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in the three months ended March 31, 2017 and 2016 because they were anti-dilutive.

(3)
During the first quarters of 2017 and 2016, weighted-average options to purchase 0.9 million and 6.2 million shares of common stock, respectively, were outstanding, but not included in the computation of earnings per share because the weighted-average exercise prices of $201.01 and $69.88 per share, respectively, were anti-dilutive.

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

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 11 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2017	December 31, 2016
Federal funds sold	$—	$—
Securities purchased under agreements to resell	134,924	131,473
Deposits paid for securities borrowed	108,005	105,340
Total(1)	$242,929	$236,813

Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2017	December 31, 2016
Federal funds purchased	$133	$178
Securities sold under agreements to repurchase	133,129	125,685
Deposits received for securities loaned	14,968	15,958
Total(1)	$148,230	$141,821

(1)
The above tables do not include securities-for-securities lending transactions of $11.8 billion and $9.3 billion at March 31, 2017 and December 31, 2016, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.

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
The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC-210-20-45. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC-210-20-45, but would be eligible for offsetting to the extent that an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of March 31, 2017
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$185,844	$50,920	$134,924	$102,227	$32,697
Deposits paid for securities borrowed	108,005	—	108,005	20,622	87,383
Total	$293,849	$50,920	$242,929	$122,849	$120,080

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$184,049	$50,920	$133,129	$66,956	$66,173
Deposits received for securities loaned	14,968	—	14,968	3,447	11,521
Total	$199,017	$50,920	$148,097	$70,403	$77,694

	As of December 31, 2016
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$176,284	$44,811	$131,473	$102,874	$28,599
Deposits paid for securities borrowed	105,340	—	105,340	16,200	89,140
Total	$281,624	$44,811	$236,813	$119,074	$117,739

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$170,496	$44,811	$125,685	$63,517	$62,168
Deposits received for securities loaned	15,958	—	15,958	3,529	12,429
Total	$186,454	$44,811	$141,643	$67,046	$74,597

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See tables above.

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

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity:

	As of March 31, 2017
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$82,260	$55,581	$20,438	$25,770	$184,049
Deposits received for securities loaned	9,997	1,274	2,062	1,635	14,968
Total	$92,257	$56,855	$22,500	$27,405	$199,017

	As of December 31, 2016
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$79,740	$50,399	$19,396	$20,961	$170,496
Deposits received for securities loaned	10,813	2,169	2,044	932	15,958
Total	$90,553	$52,568	$21,440	$21,893	$186,454

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral:

	As of March 31, 2017
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$67,821	$78	$67,899
State and municipal securities	794	—	794
Foreign government securities	65,167	1,145	66,312
Corporate bonds	19,098	698	19,796
Equity securities	10,756	12,593	23,349
Mortgage-backed securities	10,428	—	10,428
Asset-backed securities	6,016	—	6,016
Other	3,969	454	4,423
Total	$184,049	$14,968	$199,017

	As of December 31, 2016
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$66,263	$—	$66,263
State and municipal securities	334	—	334
Foreign government securities	52,988	1,390	54,378
Corporate bonds	17,164	630	17,794
Equity securities	12,206	13,913	26,119
Mortgage-backed securities	11,421	—	11,421
Asset-backed securities	5,428	—	5,428
Other	4,692	25	4,717
Total	$170,496	$15,958	$186,454

11. BROKERAGE RECEIVABLES AND BROKERAGE
PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	March 31, 2017	December 31, 2016
Receivables from customers	$12,452	$10,374
Receivables from brokers, dealers, and clearing organizations	24,436	18,513
Total brokerage receivables(1)	$36,888	$28,887
Payables to customers	$37,769	$37,237
Payables to brokers, dealers, and clearing organizations	21,886	19,915
Total brokerage payables(1)	$59,655	$57,152

(1)
Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

12.   INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for other-than-temporary impairment, see Note 13 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

Overview
The following table presents Citi’s investments by category:

In millions of dollars	March 31, 2017	December 31, 2016

Securities available-for-sale (AFS)	$290,282	$299,424
Debt securities held-to-maturity (HTM)(1)	47,942	45,667
Non-marketable equity securities carried at fair value(2)	1,529	1,774
Non-marketable equity securities carried at cost(3)	6,080	6,439
Total investments	$345,833	$353,304

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks and various clearing houses of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three months ended March 31,
In millions of dollars	2017	2016
Taxable interest	$1,760	$1,677
Interest exempt from U.S. federal income tax	146	143
Dividend income	54	35
Total interest and dividend income	$1,960	$1,855

The following table presents realized gains and losses on the sales of investments, which excludes losses from other-than-temporary impairment (OTTI):

	Three months ended March 31,
In millions of dollars	2017	2016
Gross realized investment gains	$288	$379
Gross realized investment losses	(96)	(193)
Net realized gains on sale of investments	$192	$186

Securities Available-for-Sale
The amortized cost and fair value of AFS securities were as follows:

	March 31, 2017				December 31, 2016
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$35,951	$241	$489	$35,703	$38,663	$248	$506	$38,405
Prime	2	—	—	2	2	—	—	2
Alt-A	38	9	—	47	43	7	—	50
Non-U.S. residential	3,416	31	22	3,425	3,852	13	7	3,858
Commercial	360	1	1	360	357	2	1	358
Total mortgage-backed securities	$39,767	$282	$512	$39,537	$42,917	$270	$514	$42,673
U.S. Treasury and federal agency securities
U.S. Treasury	$107,543	$637	$396	$107,784	$113,606	$629	$452	$113,783
Agency obligations	9,910	23	70	9,863	9,952	21	85	9,888
Total U.S. Treasury and federal agency securities	$117,453	$660	$466	$117,647	$123,558	$650	$537	$123,671
State and municipal	$10,228	$81	$684	$9,625	$10,797	$80	$757	$10,120
Foreign government	99,974	623	467	100,130	98,112	590	554	98,148
Corporate	15,897	91	109	15,879	17,195	105	176	17,124
Asset-backed securities(1)	6,522	9	8	6,523	6,810	6	22	6,794
Other debt securities	550	—	—	550	503	—	—	503
Total debt securities AFS	$290,391	$1,746	$2,246	$289,891	$299,892	$1,701	$2,560	$299,033
Marketable equity securities AFS	$368	$28	$5	$391	$377	$20	$6	$391
Total securities AFS	$290,759	$1,774	$2,251	$290,282	$300,269	$1,721	$2,566	$299,424

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

The following shows the fair value of AFS securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2017
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$21,496	$423	$2,043	$66	$23,539	$489
Non-U.S. residential	423	1	803	21	1,226	22
Commercial	91	1	49	—	140	1
Total mortgage-backed securities	$22,010	$425	$2,895	$87	$24,905	$512
U.S. Treasury and federal agency securities
U.S. Treasury	$38,221	$393	$955	$3	$39,176	$396
Agency obligations	6,099	70	145	—	6,244	70
Total U.S. Treasury and federal agency securities	$44,320	$463	$1,100	$3	$45,420	$466
State and municipal	$1,039	$47	$2,883	$637	$3,922	$684
Foreign government	33,770	173	11,624	294	45,394	467
Corporate	6,278	93	881	16	7,159	109
Asset-backed securities	221	—	1,369	8	1,590	8
Other debt securities	70	—	—	—	70	—
Marketable equity securities AFS	13	1	66	4	79	5
Total securities AFS	$107,721	$1,202	$20,818	$1,049	$128,539	$2,251
December 31, 2016
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$23,534	$436	$2,236	$70	$25,770	$506
Prime	1	—	—	—	1	—
Non-U.S. residential	486	—	1,276	7	1,762	7
Commercial	75	1	58	—	133	1
Total mortgage-backed securities	$24,096	$437	$3,570	$77	$27,666	$514
U.S. Treasury and federal agency securities
U.S. Treasury	$44,342	$445	$1,335	$7	$45,677	$452
Agency obligations	6,552	83	250	2	6,802	85
Total U.S. Treasury and federal agency securities	$50,894	$528	$1,585	$9	$52,479	$537
State and municipal	$1,616	$55	$3,116	$702	$4,732	$757
Foreign government	38,226	243	8,973	311	47,199	554
Corporate	7,011	129	1,877	47	8,888	176
Asset-backed securities	411	—	3,213	22	3,624	22
Other debt securities	5	—	—	—	5	—
Marketable equity securities AFS	19	2	24	4	43	6
Total securities AFS	$122,278	$1,394	$22,358	$1,172	$144,636	$2,566

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	March 31, 2017		December 31, 2016
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$127	$127	$132	$132
After 1 but within 5 years	633	635	736	738
After 5 but within 10 years	1,888	1,877	2,279	2,265
After 10 years(2)	37,119	36,898	39,770	39,538
Total	$39,767	$39,537	$42,917	$42,673
U.S. Treasury and federal agency securities
Due within 1 year	$4,182	$4,161	$4,945	$4,945
After 1 but within 5 years	101,314	101,367	101,369	101,323
After 5 but within 10 years	11,920	12,082	17,153	17,314
After 10 years(2)	37	37	91	89
Total	$117,453	$117,647	$123,558	$123,671
State and municipal
Due within 1 year	$2,057	$2,057	$2,093	$2,092
After 1 but within 5 years	2,675	2,674	2,668	2,662
After 5 but within 10 years	319	316	335	334
After 10 years(2)	5,177	4,578	5,701	5,032
Total	$10,228	$9,625	$10,797	$10,120
Foreign government
Due within 1 year	$31,111	$31,140	$32,540	$32,547
After 1 but within 5 years	53,827	53,747	51,008	50,881
After 5 but within 10 years	12,402	12,478	12,388	12,440
After 10 years(2)	2,634	2,765	2,176	2,280
Total	$99,974	$100,130	$98,112	$98,148
All other(3)
Due within 1 year	$3,443	$3,243	$2,629	$2,628
After 1 but within 5 years	10,306	10,526	12,339	12,334
After 5 but within 10 years	6,250	6,242	6,566	6,528
After 10 years(2)	2,970	2,941	2,974	2,931
Total	$22,969	$22,952	$24,508	$24,421
Total debt securities AFS	$290,391	$289,891	$299,892	$299,033

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
March 31, 2017
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$23,998	$27	$24,025	$46	$(204)	$23,867
Prime	7	—	7	10	—	17
Alt-A	303	(25)	278	78	—	356
Non-U.S. residential	1,828	(46)	1,782	60	—	1,842
Commercial	26	—	26	—	—	26
Total mortgage-backed securities	$26,162	$(44)	$26,118	$194	$(204)	$26,108
State and municipal	$9,530	$(468)	$9,062	$163	$(224)	$9,001
Foreign government	1,202	—	1,202	—	(21)	1,181
Asset-backed securities(3)	11,565	(5)	11,560	63	(6)	11,617
Total debt securities held-to-maturity	$48,459	$(517)	$47,942	$420	$(455)	$47,907
December 31, 2016
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$22,462	$33	$22,495	$47	$(186)	$22,356
Prime	31	(7)	24	10	(1)	33
Alt-A	314	(27)	287	69	(1)	355
Non-U.S. residential	1,871	(47)	1,824	49	—	1,873
Commercial	14	—	14	—	—	14
Total mortgage-backed securities	$24,692	$(48)	$24,644	$175	$(188)	$24,631
State and municipal	$9,025	$(442)	$8,583	$129	$(238)	$8,474
Foreign government	1,339	—	1,339	—	(26)	1,313
Asset-backed securities(3)	11,107	(6)	11,101	41	(5)	11,137
Total debt securities held-to-maturity(4)	$46,163	$(496)	$45,667	$345	$(457)	$45,555

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

(4)
During the fourth quarter of 2016, securities with a total fair value of approximately $5.8 billion were transferred from AFS to HTM, composed of $5 billion of U.S. government agency mortgage-backed securities and $830 million of municipal securities. The transfer reflects the Company’s intent to hold these securities to maturity or to issuer call, in part, in order to reduce the impact of price volatility on AOCI and certain capital measures under Basel III. While these securities were transferred to HTM at fair value as of the transfer date, no subsequent changes in value may be recorded, other than in connection with the recognition of any subsequent other-than-temporary impairment and the amortization of differences between the carrying values at the transfer date and the par values of each security as an adjustment of yield over the remaining contractual life of each security. Any net unrealized holding losses within AOCI related to the respective securities at the date of transfer, inclusive of any cumulative fair value hedge adjustments, will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
March 31, 2017
Debt securities held-to-maturity
Mortgage-backed securities	$3	$—	$18,784	$204	$18,787	$204
State and municipal	2,005	52	1,199	172	3,204	224
Foreign government	1,181	21	—	—	1,181	21
Asset-backed securities	—	—	1,348	6	1,348	6
Total debt securities held-to-maturity	$3,189	$73	$21,331	$382	$24,520	$455
December 31, 2016
Debt securities held-to-maturity
Mortgage-backed securities	$17	$—	$17,176	$188	$17,193	$188
State and municipal	2,200	58	1,210	180	3,410	238
Foreign government	1,313	26	—	—	1,313	26
Asset-backed securities	2	—	2,503	5	2,505	5
Total debt securities held-to-maturity	$3,532	$84	$20,889	$373	$24,421	$457
Note: Excluded from the gross unrecognized losses presented in the above table are $(517) million and $(496) million of net unrealized losses recorded in AOCI as of March 31, 2017 and December 31, 2016, respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at March 31, 2017 and December 31, 2016.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	March 31, 2017		December 31, 2016
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	755	758	760	766
After 5 but within 10 years	53	54	54	55
After 10 years(1)	25,310	25,296	23,830	23,810
Total	$26,118	$26,108	$24,644	$24,631
State and municipal
Due within 1 year	$358	$358	$406	$406
After 1 but within 5 years	147	148	112	110
After 5 but within 10 years	344	349	363	367
After 10 years(1)	8,213	8,146	7,702	7,591
Total	$9,062	$9,001	$8,583	$8,474
Foreign government
Due within 1 year	$637	$637	$824	$818
After 1 but within 5 years	565	544	515	495
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$1,202	$1,181	$1,339	$1,313
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	500	501	513	514
After 10 years(1)	11,060	11,116	10,588	10,623
Total	$11,560	$11,617	$11,101	$11,137
Total debt securities held-to-maturity	$47,942	$47,907	$45,667	$45,555

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Recognition and Measurement of OTTI
The following tables present total OTTI recognized in earnings:

OTTI on Investments and Other assets	Three months ended March 31, 2017
In millions of dollars	AFS(1)	HTM	Other assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise	11	1	—	12
Total impairment losses recognized in earnings	$11	$1	$—	$12

(1)	Includes OTTI on non-marketable equity securities.

OTTI on Investments and Other assets	Three months ended March 31, 2016
In millions of dollars	AFS(1)(2)	HTM	Other assets(3)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$1	$—	$—	$1
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$1	$—	$—	$1
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise and FX losses	195	7	262	464
Total impairment losses recognized in earnings	$196	$7	$262	$465

(1)	Includes OTTI on non-marketable equity securities.

(2)	Includes a $160 million impairment related to AFS securities affected by changes in the Venezuela exchange rate during the three months ended March 31, 2016.

(3)	The impairment charge is related to the carrying value of an equity investment.

The following are three-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2016 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	March 31, 2017 balance
AFS debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—
State and municipal	4	—	—	—	4
Foreign government securities	—	—	—	—	—
Corporate	5	—	—	(1)	4
All other debt securities	22	—	—	—	22
Total OTTI credit losses recognized for AFS debt securities	$31	$—	$—	$(1)	$30
HTM debt securities
Mortgage-backed securities(1)	$101	$—	$—	$(4)	$97
State and municipal	3	—	—	—	3
Total OTTI credit losses recognized for HTM debt securities	$104	$—	$—	$(4)	$100

(1)	Primarily consists of Alt-A securities.

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2015 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Mar. 31, 2016 balance
AFS debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—
State and municipal	12	—	—	(8)	4
Foreign government securities	5	—	—	—	5
Corporate	9	1	—	(3)	7
All other debt securities	47	—	—	(4)	43
Total OTTI credit losses recognized for AFS debt securities	$73	$1	$—	$(15)	$59
HTM debt securities
Mortgage-backed securities(1)	$132	$—	$—	$—	$132
State and municipal	4	—	—	—	4
Total OTTI credit losses recognized for HTM debt securities	$136	$—	$—	$—	$136

(1)	Primarily consists of Alt-A securities.

Investments in Alternative Investment Funds That Calculate Net Asset Value
The Company holds investments in certain alternative investment funds that calculate net asset value (NAV), or its equivalent, including hedge funds, private equity funds, funds of funds and real estate funds, as provided by third-party asset managers. Investments in such funds are generally classified as non-marketable equity securities carried at fair value. The fair values of these investments are estimated using the NAV of the Company’s ownership interest in the funds. Some of these investments are in “covered funds” for purposes of the Volcker

Rule, which prohibits certain proprietary investment activities and limits the ownership of, and relationships with, covered funds. On April 21, 2017, Citi’s request for extension of the permitted holding period under the Volcker Rule for certain of its investments in illiquid funds was approved, allowing the Company to hold such investments until the earlier of 5 years from the July 21, 2017 expiration date of the general conformance period, or the date such investments mature or are otherwise conformed with the Volcker Rule.

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Hedge funds	$3	$4	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	359	348	82	82	—	—
Real estate funds (2)(3)	54	56	21	20	—	—
Total	$416	$408	$103	$102	—	—

(1)	Private equity funds include funds that invest in infrastructure, emerging markets and venture capital.

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

13.   LOANS

Citigroup loans are reported in two categories—consumer and corporate. These categories are classified primarily according to the segment and subsegment that manage the loans. For additional information regarding Citi’s consumer and corporate loans, including related accounting policies, see Note 14 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other. The following table provides Citi’s consumer loans by loan type:

In millions of dollars	March 31, 2017	December 31, 2016
In U.S. offices
Mortgage and real estate(1)	$71,170	$72,957
Installment, revolving credit, and other	3,252	3,395
Cards	125,799	132,654
Commercial and industrial	7,434	7,159
	$207,655	$216,165
In offices outside the U.S.
Mortgage and real estate(1)	$43,822	$42,803
Installment, revolving credit, and other	26,014	24,887
Cards	24,497	23,783
Commercial and industrial	17,728	16,568
Lease financing	83	81
	$112,144	$108,122
Total consumer loans	$319,799	$324,287
Net unearned income	$757	$776
Consumer loans, net of unearned income	$320,556	$325,063

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $2.3 billion and $2.7 billion of consumer loans during the three months ended March 31, 2017 and 2016, respectively.

Consumer Loan Delinquency and Non-Accrual Details at March 31, 2017

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$50,423	$447	$299	$1,368	$52,537	$763	$1,117
Home equity loans(6)(7)	16,694	233	404	—	17,331	848	—
Credit cards	123,638	1,362	1,433	—	126,433	—	1,433
Installment and other	3,537	46	18	—	3,601	24	1
Commercial banking loans	9,128	18	68	—	9,214	291	12
Total	$203,420	$2,106	$2,222	$1,368	$209,116	$1,926	$2,563
In offices outside North America
Residential first mortgages(5)	$36,624	$245	$156	$—	$37,025	$400	$—
Credit cards	23,272	394	331	—	23,997	272	242
Installment and other	24,088	295	123	—	24,506	149	—
Commercial banking loans	25,726	91	93	—	25,910	208	—
Total	$109,710	$1,025	$703	$—	$111,438	$1,029	$242
Total GCB and Corporate/Other consumer	$313,130	$3,131	$2,925	$1,368	$320,554	$2,955	$2,805
Other(8)	2	—	—	—	2	—	—
Total Citigroup	$313,132	$3,131	$2,925	$1,368	$320,556	$2,955	$2,805

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $28 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $1.2 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Corporate/Other consumer credit metrics.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2016

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$50,766	$522	$371	$1,474	$53,133	$848	$1,227
Home equity loans(6)(7)	18,767	249	438	—	19,454	914	—
Credit cards	130,327	1,465	1,509	—	133,301	—	1,509
Installment and other	4,486	106	38	—	4,630	70	2
Commercial banking loans	8,876	23	74	—	8,973	328	14
Total	$213,222	$2,365	$2,430	$1,474	$219,491	$2,160	$2,752
In offices outside North America
Residential first mortgages(5)	$35,862	$206	$135	$—	$36,203	$360	$—
Credit cards	22,363	368	324	—	23,055	258	239
Installment and other	22,683	264	126	—	23,073	163	—
Commercial banking loans	23,054	72	112	—	23,238	217	—
Total	$103,962	$910	$697	$—	$105,569	$998	$239
Total GCB and Corporate/Other consumer	$317,184	$3,275	$3,127	$1,474	$325,060	$3,158	$2,991
Other(8)	3	—	—	—	3	—	—
Total Citigroup	$317,187	$3,275	$3,127	$1,474	$325,063	$3,158	$2,991

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $29 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $1.3 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Corporate/Other consumer credit metrics.

Consumer Credit Scores (FICO)
The following tables provide details on the FICO scores for Citi’s U.S. consumer loan portfolio (commercial banking loans are excluded from the table since they are business based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	March 31, 2017
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$2,643	$2,323	$43,848
Home equity loans	1,650	1,330	13,935
Credit cards	8,631	11,270	103,156
Installment and other	281	274	2,479
Total	$13,205	$15,197	$163,418

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2016
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$2,744	$2,422	$44,279
Home equity loans	1,750	1,418	14,743
Credit cards	8,310	11,320	110,522
Installment and other	284	271	2,601
Total	$13,088	$15,431	$172,145

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	March 31, 2017
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$45,335	$3,358	$312
Home equity loans	12,344	3,305	1,183
Total	$57,679	$6,663	$1,495

LTV distribution in U.S. portfolio(1)(2)	December 31, 2016
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$45,849	$3,467	$324
Home equity loans	12,869	3,653	1,305
Total	$58,718	$7,120	$1,629

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans

The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three months ended March 31,
	Balance at March 31, 2017				2017	2016
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value (4)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$3,632	$3,995	$402	$4,116	$36	$61
Home equity loans	1,219	1,720	281	1,289	8	9
Credit cards	1,824	1,858	588	1,813	38	41
Installment and other
Individual installment and other	391	411	176	449	8	7
Commercial banking loans	507	710	122	549	6	2
Total	$7,573	$8,694	$1,569	$8,216	$96	$120

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$680 million of residential first mortgages, $388 million of home equity loans and $82 million of commercial market loans do not have a specific allowance.
(3) Included in the Allowance for loan losses.
(4) Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.

	Balance, December 31, 2016
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$3,786	$4,157	$540	$4,632
Home equity loans	1,298	1,824	189	1,326
Credit cards	1,747	1,781	566	1,831
Installment and other
Individual installment and other	455	481	215	475
Commercial banking loans	513	744	98	538
Total	$7,799	$8,987	$1,608	$8,802

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$740 million of residential first mortgages, $406 million of home equity loans and $97 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings

	At and for the three months ended March 31, 2017
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	966	$130	$3	$—	$1	1%
Home equity loans	679	56	3	—	—	1
Credit cards	59,337	231	—	—	—	17
Installment and other revolving	221	2	—	—	—	5
Commercial markets(6)	26	5	—	—	—	—
Total(8)	61,229	$424	$6	$—	$1
International
Residential first mortgages	613	27	—	—	—	—%
Credit cards	25,237	85	—	—	2	14
Installment and other revolving	11,307	60	—	—	4	7
Commercial markets(6)	32	13	—	—	—	2
Total(8)	37,189	$185	$—	$—	$6

	At and for the three months ended March 31, 2016
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,468	$212	$2	$—	$1	1%
Home equity loans	858	30	—	—	—	3
Credit cards	49,109	188	—	—	—	17
Installment and other revolving	1,385	12	—	—	—	14
Commercial markets(6)	23	5	—	—	—	—
Total(8)	52,843	$447	$2	$—	$1
International
Residential first mortgages	419	15	—	—	—	—%
Credit cards	52,207	123	—	—	2	13
Installment and other revolving	21,644	82	—	—	2	7
Commercial markets(6)	28	20	—	—	—	—
Total(8)	74,298	$240	$—	$—	$4

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $15 million of residential first mortgages and $6 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2017. These amounts include $9 million of residential first mortgages and $6 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2017, based on previously received OCC guidance.

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
(7) Post-modification balances in North America include $20 million of residential first mortgages and $5 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2016. These amounts include $14 million of residential first mortgages and $5 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2016, based on previously received OCC guidance.
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

	Three months ended March 31,
In millions of dollars	2017	2016
North America
Residential first mortgages	$51	$87
Home equity loans	9	9
Credit cards	52	49
Installment and other revolving	—	2
Commercial banking	2	1
Total	$114	$148
International
Residential first mortgages	$2	$3
Credit cards	42	37
Installment and other revolving	23	22
Commercial banking	—	3
Total	$67	$65
Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	March 31, 2017	December 31, 2016
In U.S. offices
Commercial and industrial	$49,845	$49,586
Financial institutions	35,734	35,517
Mortgage and real estate(1)	40,052	38,691
Installment, revolving credit and other	32,212	34,501
Lease financing	1,511	1,518
	$159,354	$159,813
In offices outside the U.S.
Commercial and industrial	$87,258	$81,882
Financial institutions	33,763	26,886
Mortgage and real estate(1)	5,527	5,363
Installment, revolving credit and other	16,576	19,965
Lease financing	253	251
Governments and official institutions	5,970	5,850
	$149,347	$140,197
Total corporate loans	$308,701	$300,010
Net unearned income	(662)	(704)
Corporate loans, net of unearned income	$308,039	$299,306

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $0.5 billion of corporate loans during both the three months ended March 31, 2017 and 2016. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three months ended March 31, 2017 or 2016.

Corporate Loan Delinquency and Non-Accrual Details at March 31, 2017

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$170	$—	$170	$1,692	$132,583	$134,445
Financial institutions	215	18	233	301	67,478	68,012
Mortgage and real estate	211	—	211	181	45,172	45,564
Leases	98	8	106	67	1,591	1,764
Other	427	3	430	98	53,719	54,247
Loans at fair value						4,007
Purchased distressed loans						—
Total	$1,121	$29	$1,150	$2,339	$300,543	$308,039
Corporate Loan Delinquency and Non-Accrual Details at December 31, 2016

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$143	$52	$195	$1,909	$127,012	$129,116
Financial institutions	119	2	121	185	61,254	61,560
Mortgage and real estate	148	137	285	139	43,607	44,031
Leases	27	8	35	56	1,678	1,769
Other	349	12	361	132	58,880	59,373
Loans at fair value						3,457
Purchased distressed loans						—
Total	$786	$211	$997	$2,421	$292,431	$299,306

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	March 31, 2017	December 31, 2016
Investment grade(2)
Commercial and industrial	$90,753	$85,369
Financial institutions	55,422	49,915
Mortgage and real estate	19,901	18,718
Leases	1,169	1,303
Other	47,307	51,930
Total investment grade	$214,552	$207,235
Non-investment grade(2)
Accrual
Commercial and industrial	$41,999	$41,838
Financial institutions	12,288	11,459
Mortgage and real estate	1,865	1,821
Leases	528	410
Other	6,843	7,312
Non-accrual
Commercial and industrial	1,692	1,909
Financial institutions	301	185
Mortgage and real estate	181	139
Leases	67	56
Other	98	132
Total non-investment grade	$65,862	$65,261
Private bank loans managed on a delinquency basis(2)	$23,618	$23,353
Loans at fair value	4,007	3,457
Corporate loans, net of unearned income	$308,039	$299,306

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	March 31, 2017
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,692	$2,040	$332	$1,876	$2
Financial institutions	301	324	37	217	—
Mortgage and real estate	181	309	9	168	—
Lease financing	67	67	4	60	—
Other	98	205	—	88	—
Total non-accrual corporate loans	$2,339	$2,945	$382	$2,409	$2

	December 31, 2016
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,909	$2,259	$362	$1,919
Financial institutions	185	192	16	183
Mortgage and real estate	139	250	10	174
Lease financing	56	56	4	44
Other	132	197	—	87
Total non-accrual corporate loans	$2,421	$2,954	$392	$2,407

	March 31, 2017		December 31, 2016
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$1,103	$332	$1,343	$362
Financial institutions	87	37	45	16
Mortgage and real estate	35	9	41	10
Lease financing	53	4	55	4
Other	1	—	1	—
Total non-accrual corporate loans with specific allowance	$1,279	$382	$1,485	$392
Non-accrual corporate loans without specific allowance
Commercial and industrial	$589		$566
Financial institutions	214		140
Mortgage and real estate	146		98
Lease financing	14		1
Other	97		131
Total non-accrual corporate loans without specific allowance	$1,060	N/A	$936	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three months ended March 31, 2016 was $13 million.

Corporate Troubled Debt Restructurings

At and for the three months ended March 31, 2017:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$55	$—	$—	$55
Financial institutions	15	—	—	15
Mortgage and real estate	1	—	—	1
Total	$71	$—	$—	$71
At and for the three months ended March 31, 2016:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$98	$—	$—	$98
Mortgage and real estate	4	—	—	4
Total	$102	$—	$—	$102

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

In millions of dollars	TDR balances at March 31, 2017	TDR loans in payment default during the three months ended March 31, 2017	TDR balances at March 31, 2016	TDR loans in payment default during the three months ended March 31, 2016
Commercial and industrial	$390	$9	$219	$—
Loans to financial institutions	24	3	2	—
Mortgage and real estate	84	—	139	—
Other	177	—	303	—
Total(1)	$675	$12	$663	$—

(1)	The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

14. ALLOWANCE FOR CREDIT LOSSES

	Three months ended March 31,
In millions of dollars	2017	2016
Allowance for loan losses at beginning of period	$12,060	$12,626
Gross credit losses	(2,144)	(2,143)
Gross recoveries(1)	435	419
Net credit losses (NCLs)	$(1,709)	$(1,724)
NCLs	$1,709	$1,724
Net reserve builds (releases)	(20)	42
Net specific reserve builds (releases)	(14)	120
Total provision for loan losses	$1,675	$1,886
Other, net (see table below)	4	(76)
Allowance for loan losses at end of period	$12,030	$12,712
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,418	$1,402
Provision (release) for unfunded lending commitments	(43)	71
Other, net	2	—
Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,377	$1,473
Total allowance for loans, leases, and unfunded lending commitments	$13,407	$14,185

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Other, net details	Three months ended March 31,
In millions of dollars	2017	2016
Sales or transfers of various consumer loan portfolios to held-for-sale
Transfer of real estate loan portfolios	$(37)	$(29)
Transfer of other loan portfolios	(124)	(119)
Sales or transfers of various consumer loan portfolios to held-for-sale	$(161)	$(148)
FX translation, consumer	164	63
Other	1	9
Other, net	$4	$(76)

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	March 31, 2017			March 31, 2016
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,702	$9,358	$12,060	$2,791	$9,835	$12,626
Charge-offs	(103)	(2,041)	(2,144)	(223)	(1,920)	(2,143)
Recoveries	66	369	435	13	406	419
Replenishment of net charge-offs	37	1,672	1,709	210	1,514	1,724
Net reserve builds (releases)	(166)	146	(20)	4	38	42
Net specific reserve builds (releases)	(12)	(2)	(14)	101	19	120
Other	11	(7)	4	9	(85)	(76)
Ending balance	$2,535	$9,495	$12,030	$2,905	$9,807	$12,712

	Three Months Ended
	March 31, 2017			December 31, 2016
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450	$2,153	$7,921	$10,074	$2,310	$7,744	$10,054
Determined in accordance with ASC 310-10-35	382	1,569	1,951	392	1,608	2,000
Determined in accordance with ASC 310-30	—	5	5	—	6	6
Total allowance for loan losses	$2,535	$9,495	$12,030	$2,702	$9,358	$12,060
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450	$301,561	$312,761	$614,322	$293,218	$317,048	$610,266
Loans individually evaluated for impairment in accordance with ASC 310-10-35	2,471	7,573	10,044	2,631	7,799	10,430
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	—	194	194	—	187	187
Loans held at fair value	4,007	28	4,035	3,457	29	3,486
Total loans, net of unearned income	$308,039	$320,556	$628,595	$299,306	$325,063	$624,369

15.   GOODWILL AND INTANGIBLE ASSETS
For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

Goodwill
The changes in Goodwill were as follows:

In millions of dollars
Balance, December 31, 2016	$21,659
Foreign exchange translation and other	634
Impairment of goodwill	(28)
Balance at March 31, 2017	$22,265

Effective January 1, 2017, the mortgage servicing business in North America GCB was reorganized and is now reported as part of Corporate/Other. Goodwill was allocated to the transferred business based on its relative fair value to the legacy North America GCB reporting unit. An interim test was performed under both the legacy and new reporting structures, which resulted in full impairment of the $28 million of allocated goodwill upon transfer to Citi Holdings-REL. The impairment was recorded as an operating expense in the first quarter of 2017.
Further, the interim test performed in the fourth quarter of 2016 indicated that the fair value of the Citi Holdings—Consumer Latin America reporting unit only marginally exceeded its carrying value. An updated interim test was performed during the first quarter of 2017, with a minimal change in results. While there was no indication of impairment, the $16 million of goodwill present in Citi Holdings—Consumer Latin America may be particularly sensitive to further deterioration in economic conditions. The fair value as a percentage of allocated book value as of March 31, 2017 was 103%.
There were no other triggering events identified during the first quarter of 2017. The fair values of all other reporting units with goodwill balances exceeded their carrying values and did not indicate a risk of impairment based on the most recent valuations.
The following table shows reporting units with goodwill balances as of March 31, 2017 and the fair value as a percentage of allocated book value as of the latest impairment test:

In millions of dollars
Reporting unit(1)	Goodwill	Fair value as a % of allocated book value
North America Global Consumer Banking	$6,732	148%
Asia Global Consumer Banking	4,910	157
Latin America Global Consumer Banking	1,151	180
ICG—Banking	2,902	194
ICG—Markets and Securities Services	6,554	115
Citi Holdings—Consumer Latin America(2)	16	103
Total as of March 31, 2017	$22,265

(1)	Other Citi Holdings reporting units, including Citi Holdings—REL, are excluded from the table as there is no goodwill allocated to them.

(2)	All Citi Holdings reporting units are presented in the Corporate/Other segment beginning in the first quarter of 2017.

Intangible Assets
The components of intangible assets were as follows:

	March 31, 2017			December 31, 2016
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,703	$4,049	$1,654	$8,215	$6,549	$1,666
Credit card contract related intangibles(1)	5,044	2,159	2,885	5,149	2,177	2,972
Core deposit intangibles	776	750	26	801	771	30
Other customer relationships	480	275	205	474	272	202
Present value of future profits	34	29	5	31	27	4
Indefinite-lived intangible assets	227	—	227	210	—	210
Other	170	159	11	504	474	30
Intangible assets (excluding MSRs)	$12,434	$7,421	$5,013	$15,384	$10,270	$5,114
Mortgage servicing rights (MSRs)(2)	567	—	567	1,564	—	1,564
Total intangible assets	$13,001	$7,421	$5,580	$16,948	$10,270	$6,678

The changes in intangible assets were as follows:

	Net carrying amount at				Net carrying amount at
In millions of dollars	December 31, 2016	Acquisitions/ divestitures	Amortization	FX translation and other	March 31, 2017
Purchased credit card relationships	$1,666	$20	$(33)	$1	$1,654
Credit card contract related intangibles(1)	2,972	9	(98)	2	2,885
Core deposit intangibles	30	—	(6)	2	26
Other customer relationships	202	—	(6)	9	205
Present value of future profits	4	—	—	1	5
Indefinite-lived intangible assets	210	—	—	17	227
Other	30	(14)	(4)	(1)	11
Intangible assets (excluding MSRs)	$5,114	$15	$(147)	$31	$5,013
Mortgage servicing rights (MSRs)(2)	1,564				567
Total intangible assets	$6,678				$5,580

(1)
Primarily reflects contract-related intangibles associated with the American Airlines, Sears, The Home Depot, Costco and AT&T credit card program agreements, which represented 96% and 97% of the aggregate net carrying amount at March 31, 2017 and December 31, 2016, respectively.

(2)	For additional information on Citi’s MSRs, including the rollforward for the three months ended March 31, 2017, see Note 18 to the Consolidated Financial Statements.

16.   DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	March 31, 2017	December 31, 2016
	Balance	Balance
Commercial paper	$10,088	$9,989
Other borrowings(1)	16,039	20,712
Total	$26,127	$30,701

(1)
Includes borrowings from Federal Home Loan Banks and other market participants. At March 31, 2017 and December 31, 2016, collateralized short-term advances from the Federal Home Loan Banks were $6.3 billion and $12.0 billion, respectively.

Long-Term Debt

In millions of dollars	March 31, 2017	December 31, 2016
Citigroup Inc.(1)	$141,626	$147,333
Bank(2)	51,085	49,454
Broker-dealer(3)	15,819	9,391
Total	$208,530	$206,178

(1)	Represents the parent holding company.

(2)
Represents Citibank entities as well as other bank entities. At March 31, 2017 and December 31, 2016, collateralized long-term advances from the Federal Home Loan Banks were $20.3 billion and $21.6 billion, respectively.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both March 31, 2017 and December 31, 2016.
The following table summarizes Citi’s outstanding trust preferred securities at March 31, 2017:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	125	6.829	50	125	June 28, 2067	June 28, 2017
Total obligated			$2,565			$2,571

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

17.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2016	$(799)	$(352)	$(560)	$(5,164)	$(25,506)	$(32,381)
Other comprehensive income before reclassifications	334	(55)	24	(49)	1,465	1,719
Increase (decrease) due to amounts reclassified from AOCI	(114)	(5)	(26)	37	(147)	(255)
Change, net of taxes	$220	$(60)	$(2)	$(12)	$1,318	$1,464
Balance at March 31, 2017	$(579)	$(412)	$(562)	$(5,176)	$(24,188)	$(30,917)

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2015	$(907)	$—	$(617)	$(5,116)	$(22,704)	$(29,344)
Adjustment to opening balance, net of taxes (1)	—	(15)	—	—	—	(15)
Adjusted balance, beginning of period	(907)	(15)	(617)	(5,116)	(22,704)	(29,359)
Other comprehensive income before reclassifications	2,026	192	291	(500)	654	2,663
Increase (decrease) due to amounts reclassified from AOCI	8	1	26	35	—	70
Change, net of taxes	$2,034	$193	$317	$(465)	$654	$2,733
Balance, March 31, 2016	$1,127	$178	$(300)	$(5,581)	$(22,050)	$(26,626)

(1)
Beginning in the first quarter of 2016, changes in DVA are reflected as a component of AOCI, pursuant to the early adoption of only the provisions of ASU 2016-01 relating to the presentation of DVA on fair value option liabilities. See Note 1 to the Consolidated Financial Statements for further information regarding this change.

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

(4)
Primarily reflects the movements in (by order of impact) the Mexican peso, Korean Won, and Japanese Yen against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2017. Primarily reflects the movements in (by order of impact) the Japanese Yen, euro, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2016.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2016	$(42,035)	$9,654	$(32,381)
Change in net unrealized gains (losses) on investment securities	346	(126)	220
Debt valuation adjustment (DVA)	(95)	35	(60)
Cash flow hedges	1	(3)	(2)
Benefit plans	(2)	(10)	(12)
Foreign currency translation adjustment	1,468	(150)	1,318
Change	$1,718	$(254)	$1,464
Balance, March 31, 2017	$(40,317)	$9,400	$(30,917)

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2015	$(38,440)	$9,096	$(29,344)
Adjustment to opening balance (1)	(26)	11	(15)
Adjusted balance, beginning of period	(38,466)	9,107	(29,359)
Change in net unrealized gains (losses) on investment securities	3,224	(1,190)	2,034
Debt valuation adjustment (DVA)	307	(114)	193
Cash flow hedges	481	(164)	317
Benefit plans	(727)	262	(465)
Foreign currency translation adjustment	513	141	654
Change	$3,798	$(1,065)	$2,733
Balance, March 31, 2016	$(34,668)	$8,042	$(26,626)

(1)	Represents the ($15) million adjustment related to the initial adoption of ASU 2016-01. See Note 1 to the Consolidated Financial Statements.

The Company recognized pretax gain (loss) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three months ended March 31,
In millions of dollars	2017	2016
Realized (gains) losses on sales of investments	$(192)	$(186)
OTTI gross impairment losses	12	203
Subtotal, pretax	$(180)	$17
Tax effect	66	(9)
Net realized (gains) losses on investment securities, after-tax(1)	$(114)	$8
Realized DVA (gains) losses on fair value option liabilities	$(8)	$1
Subtotal, pretax	$(8)	$1
Tax effect	3	—
Net realized debt valuation adjustment, after-tax	$(5)	$1
Interest rate contracts	$(44)	$16
Foreign exchange contracts	3	26
Subtotal, pretax	$(41)	$42
Tax effect	15	(16)
Amortization of cash flow hedges, after-tax(2)	$(26)	$26
Amortization of unrecognized
Prior service cost (benefit)	$(10)	$(10)
Net actuarial loss	67	66
Curtailment/settlement impact(3)	—	(2)
Subtotal, pretax	$57	$54
Tax effect	(20)	(19)
Amortization of benefit plans, after-tax(3)	$37	$35
Foreign currency translation adjustment	$(232)	$—
Tax effect	85	—
Foreign currency translation adjustment	$(147)	$—
Total amounts reclassified out of AOCI, pretax	$(404)	$114
Total tax effect	149	(44)
Total amounts reclassified out of AOCI, after-tax	$(255)	$70

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

18. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

For additional information regarding Citi’s use of special purpose entities (SPEs) and variable interest entities (VIEs), see Note 21 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of March 31, 2017
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$46,993	$46,993	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored(5)	117,210	—	117,210	2,766	—	—	74	2,840
Non-agency-sponsored	20,164	1,037	19,127	284	35	—	1	320
Citi-administered asset-backed commercial paper conduits (ABCP)	19,120	19,120	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,246	—	18,246	5,071	—	—	64	5,135
Asset-based financing	50,939	742	50,197	15,707	583	4,923	—	21,213
Municipal securities tender option bond trusts (TOBs)	6,927	2,659	4,268	8	—	2,914	—	2,922
Municipal investments	18,463	15	18,448	2,507	3,639	2,561	—	8,707
Client intermediation	1,504	800	704	462	—	208	—	670
Investment funds	2,177	767	1,410	32	34	15	1	82
Other	767	36	731	115	11	66	44	236
Total	$302,510	$72,169	$230,341	$26,952	$4,302	$10,687	$184	$42,125

	As of December 31, 2016
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$50,171	$50,171	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	214,458	—	214,458	3,852	—	—	78	3,930
Non-agency-sponsored	15,965	1,092	14,873	312	35	—	1	348
Citi-administered asset-backed commercial paper conduits (ABCP)	19,693	19,693	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,886	—	18,886	5,128	—	—	62	5,190
Asset-based financing	53,168	733	52,435	16,553	475	4,915	—	21,943
Municipal securities tender option bond trusts (TOBs)	7,070	2,843	4,227	40	—	2,842	—	2,882
Municipal investments	17,679	14	17,665	2,441	3,578	2,580	—	8,599
Client intermediation	515	371	144	49	—	—	3	52
Investment funds	2,788	767	2,021	32	120	27	3	182
Other	1,429	607	822	116	11	58	43	228
Total	$401,822	$76,291	$325,531	$28,523	$4,219	$10,422	$190	$43,354

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s March 31, 2017 and December 31, 2016 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity where the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

(4)
Citigroup mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(5)	See Note 2 to the Consolidated Financial Statements for more information on the exit of the U.S. mortgage servicing operations and sale of MSRs.

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

•
certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity deemed to be significant (for more information on these positions, see Notes 12 and 20 to the Consolidated Financial Statements);

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $10 billion at March 31, 2017 and December 31, 2016;

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
The maximum funded exposure represents the balance sheet carrying amount of the Company’s investment in the VIE. It reflects the initial amount of cash invested in the VIE adjusted for any accrued interest and cash principal payments received. The carrying amount may also be adjusted for increases or declines in fair value or any impairment in value recognized in earnings. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities provided by the Company, or the notional amount of a derivative instrument considered to be a variable interest. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE (e.g., interest rate swaps, cross-currency swaps or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	March 31, 2017		December 31, 2016
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$4,923	$5	$4,910
Municipal securities tender option bond trusts (TOBs)	2,914	—	2,842	—
Municipal investments	—	2,561	—	2,580
Client Intermediation	—	208	—	—
Investment funds	—	15	—	27
Other	—	66	—	58
Total funding commitments	$2,914	$7,773	$2,847	$7,575
Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	March 31, 2017	December 31, 2016
Cash	$0.1	$0.1
Trading account assets	8.1	8.0
Investments	4.4	4.4
Total loans, net of allowance	18.3	18.8
Other	0.5	1.5
Total assets	$31.4	$32.8
Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust

(Omni Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	March 31, 2017	December 31, 2016
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$23.2	$22.7
Retained by Citigroup as trust-issued securities	7.5	7.4
Retained by Citigroup via non-certificated interests	16.2	20.6
Total	$46.9	$50.7

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three months ended March 31,
In billions of dollars	2017	2016
Proceeds from new securitizations	$2.5	$—
Pay down of maturing notes	(2.0)	(2.2)

The weighted average maturity of the third-party term notes issued by the Master Trust was 2.5 years as of March 31, 2017 and 2.6 years as of December 31, 2016.

Master Trust Liabilities (at Par Value)

In billions of dollars	March 31, 2017	Dec. 31, 2016
Term notes issued to third parties	$22.2	$21.7
Term notes retained by Citigroup affiliates	5.6	5.5
Total Master Trust liabilities	$27.8	$27.2

The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.6 years as of March 31, 2017 and 1.9 years as of December 31, 2016.

Omni Trust Liabilities (at Par Value)

In billions of dollars	March 31, 2017	Dec. 31, 2016
Term notes issued to third parties	$1.0	$1.0
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$2.9	$2.9

Mortgage Securitizations
The following table summarizes selected cash flow information related to Citigroup mortgage securitizations:

	2017		2016
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)
Proceeds from new securitizations	$7.2	$1.4	$10.6	$4.2
Contractual servicing fees received	0.1	—	0.1	—

(1) The proceeds from new securitizations in 2016 include $0.5 billion related to personal loan securitizations.

During the first quarter of 2017, gains recognized on the securitization of U.S. agency-sponsored mortgages and non-agency sponsored mortgages were $29 million and $20 million, respectively.

Agency and non-agency securitization gains for the quarter ended March 31, 2016 were $25 million and $9 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

March 31, 2017
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.4% to 19.9%	—	—
Weighted average discount rate	13.0%	—	—
Constant prepayment rate	3.8% to 10.5%	—	—
Weighted average constant prepayment rate	6.2%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	6.5 to 12.2 years	—	—

March 31, 2016
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.1% to 11.5%	—	—
Weighted average discount rate	8.4%	—	—
Constant prepayment rate	9.1% to 23.3%	—	—
Weighted average constant prepayment rate	11.8%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	3.5 to 17.5 years	—	—

Note: Citi held no retained interests in non-agency-sponsored mortgages securitized during the first quarter of 2017 and 2016.

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

	March 31, 2017
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.7% to 41.8%	0.0% to 4.4%	6.2% to 23.8%
Weighted average discount rate	9.5%	0.5%	11.8%
Constant prepayment rate	6.2% to 20.7%	8.0% to 13.1%	0.5% to 23.6%
Weighted average constant prepayment rate	9.8%	12.3%	9.0%
Anticipated net credit losses(2)	NM	0.5% to 53.0%	29.7% to 62.7%
Weighted average anticipated net credit losses	NM	8.7%	49.0%
Weighted average life	0.0 to 28.6 years	5.3 to 8.6 years	0.9 to 11.9 years

	December 31, 2016
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.7% to 28.2%	0.0% to 8.1%	5.1% to 26.4%
Weighted average discount rate	9.0%	2.1%	13.1%
Constant prepayment rate	6.8% to 22.8%	4.2% to 14.7%	0.5% to 37.5%
Weighted average constant prepayment rate	10.2%	11.0%	10.8%
Anticipated net credit losses(2)	NM	0.5% to 85.6%	8.0% to 63.7%
Weighted average anticipated net credit losses	NM	31.4%	48.3%
Weighted average life	0.2 to 28.8 years	5.0 to 8.5 years	1.2 to 12.1 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	March 31, 2017
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,211	$30	$168
Discount rates
Adverse change of 10%	$(42)	$(8)	$(8)
Adverse change of 20%	(80)	(16)	(15)
Constant prepayment rate
Adverse change of 10%	(33)	(2)	(3)
Adverse change of 20%	(69)	(3)	(7)
Anticipated net credit losses
Adverse change of 10%	NM	(7)	(1)
Adverse change of 20%	NM	(14)	(2)

	December 31, 2016
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,258	$26	$161
Discount rates
Adverse change of 10%	$(71)	$(7)	$(8)
Adverse change of 20%	(138)	(14)	(16)
Constant prepayment rate
Adverse change of 10%	(80)	(2)	(4)
Adverse change of 20%	(160)	(3)	(8)
Anticipated net credit losses
Adverse change of 10%	NM	(7)	(1)
Adverse change of 20%	NM	(14)	(2)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $567 million and $1.6 billion at March 31, 2017 and December 31, 2016, respectively. The MSRs correspond to principal loan balances of $71 billion and $168 billion as of March 31, 2017 and December 31, 2016, respectively. The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2017	2016
Balance, beginning of year	$1,564	$1,781
Originations	35	33
Changes in fair value of MSRs due to changes in inputs and assumptions	67	(225)
Other changes(1)	(53)	(79)
Sale of MSRs(2)	(1,046)	14
Balance, as of March 31	$567	$1,524

(1)	Represents changes due to customer payments and passage of time.

(2)
See Note 2 to the Consolidated Financial Statements for more information on the exit of the U.S. mortgage servicing operations and sale of MSRs. 2016 amount includes sales of credit challenged MSRs for which Citi paid the new servicer.

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

In millions of dollars	2017	2016
Servicing fees	$106	$128
Late fees	3	4
Ancillary fees	4	5
Total MSR fees	$113	$137

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private-label) securities to re-securitization entities during the quarters ended March 31, 2017 and 2016. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of March 31, 2017, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $126 million (all related to re-securitization transactions executed prior to 2017), which has been recorded in Trading account assets. Of this amount, substantially all was related to subordinated beneficial interests. As of December 31, 2016, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $126 million (all related to re-securitization transactions executed prior to 2016). Of this amount, substantially all was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of March 31, 2017 and December 31, 2016 was approximately $1.0 billion and $1.3 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the quarters ended March 31, 2017 and 2016, Citi transferred agency securities with a fair value of approximately $4.5 billion and $7.3 billion, respectively, to re-securitization entities.
As of March 31, 2017, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.3 billion (including $599 million related to re-securitization transactions executed in 2017) compared to $2.3 billion as of December 31, 2016 (including $741 million related to re-securitization transactions executed in 2016), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2017 and December 31, 2016 was approximately $68.6 billion and $71.8 billion, respectively.
As of March 31, 2017 and December 31, 2016, the Company did not consolidate any private-label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At March 31, 2017 and December 31, 2016, the commercial paper conduits administered by Citi had approximately $19.1 billion and $19.7 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $14.2 billion and $12.8 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At March 31, 2017 and December 31, 2016, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 52 and 55 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.7 billion and $1.8 billion as of March 31, 2017 and December 31, 2016, respectively. The net result across multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
At March 31, 2017 and December 31, 2016, the Company owned $9.3 billion and $9.7 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations
The following table summarizes selected cash flow information related to Citigroup CLOs:

In billions of dollars	Mar. 31, 2017	Mar. 31, 2016
Proceeds from new securitizations	$0.3	$—

The key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	Mar. 31, 2017	Dec. 31, 2016
Discount rate	1.1% to 1.7%	1.3% to 1.7%

In millions of dollars	Mar. 31, 2017	Dec. 31, 2016
Carrying value of retained interests	$4,259	$4,261
Discount rates
Adverse change of 10%	$(28)	$(30)
Adverse change of 20%	(55)	(62)

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement, and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2017
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$8,194	$2,164
Corporate loans	3,376	2,183
Hedge funds and equities	417	57
Airplanes, ships and other assets	38,210	16,809
Total	$50,197	$21,213

	December 31, 2016
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$8,784	$2,368
Corporate loans	4,051	2,684
Hedge funds and equities	370	54
Airplanes, ships and other assets	39,230	16,837
Total	$52,435	$21,943

Municipal Securities Tender Option Bond (TOB) Trusts
At March 31, 2017 and December 31, 2016, approximately $81 million and $82 million, respectively, of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At March 31, 2017 and December 31, 2016, liquidity agreements provided with respect to customer TOB trusts totaled $2.9 billion, of which $2.1 billion were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $7.4 billion as of March 31, 2017 and December 31, 2016. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Client Intermediation
The proceeds from new securitizations related to the Company’s client intermediation transactions for the quarters ended March 31, 2017 and 2016 totaled approximately $0.5 billion and $0.6 billion, respectively.

19.   DERIVATIVES ACTIVITIES
In the ordinary course of business, Citigroup enters into various types of derivative transactions. For additional information regarding Citi’s use of and accounting for derivatives, see Note 22 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
Information pertaining to Citigroup’s derivative activities, based on notional amounts is presented in the table below. Derivative notional amounts are reference amounts from which contractual payments are derived and do not represent a complete and accurate measure of Citi’s exposure to derivative transactions. Rather, Citi’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. Moreover, notional amounts do not reflect the netting of offsetting trades. For example, if Citi enters into a receive-fixed interest rate swap with $100 million notional, and offsets this risk with an identical but opposite pay-fixed position with a different counterparty, $200 million in derivative notionals is reported, although these offsetting positions may result in de minimis overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on Citi’s market share, levels of client activity and other factors.

Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Interest rate contracts
Swaps	$198,753	$151,331	$20,669,239	$19,145,250	$29,447	$47,324
Futures and forwards	97	97	8,341,434	6,864,276	10,143	30,834
Written options	—	—	3,645,213	2,921,070	3,288	4,759
Purchased options	—	—	3,501,503	2,768,528	3,900	7,320
Total interest rate contract notionals	$198,850	$151,428	$36,157,389	$31,699,124	$46,778	$90,237
Foreign exchange contracts
Swaps	$36,928	$19,042	$6,548,915	$5,492,145	$21,420	$22,676
Futures, forwards and spot	38,220	56,964	4,175,350	3,251,132	2,333	3,419
Written options	1,172	—	1,299,018	1,194,325	—	—
Purchased options	2,596	—	1,308,291	1,215,961	—	—
Total foreign exchange contract notionals	$78,916	$76,006	$13,331,574	$11,153,563	$23,753	$26,095
Equity contracts
Swaps	$—	$—	$204,137	$192,366	$—	$—
Futures and forwards	—	—	42,926	37,557	—	—
Written options	—	—	372,759	304,579	—	—
Purchased options	—	—	350,655	266,070	—	—
Total equity contract notionals	$—	$—	$970,477	$800,572	$—	$—
Commodity and other contracts
Swaps	$—	$—	$67,942	$70,774	$—	$—
Futures and forwards	155	182	151,844	142,530	—	—
Written options	—	—	74,668	74,627	—	—
Purchased options	—	—	70,529	69,629	—	—
Total commodity and other contract notionals	$155	$182	$364,983	$357,560	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$876,791	$859,420	$—	$—
Protection purchased	—	—	895,380	883,003	17,226	19,470
Total credit derivatives	$—	$—	$1,772,171	$1,742,423	$17,226	$19,470
Total derivative notionals	$277,921	$227,616	$52,596,594	$45,753,242	$87,757	$135,802

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $1,815 million and $1,825 million at March 31, 2017 and December 31, 2016, respectively.

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of March 31, 2017 and December 31, 2016. Gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the table for March 31, 2017 reflects a rule change adopted by a clearing organization that became effective January 3, 2017.  Under this rule change, variation margin exchanged on certain interest rate and credit derivative contracts is legally characterized and accounted for as settlement of the related derivative fair value, and not as collateral (whereby the counterparties would record a related collateral payable or receivable). As a result, the table for March 31, 2017 reflects a reduction in approximately $20 billion of gross derivative assets and gross derivative liabilities due to the accounting treatment of variation margin payments as settlement for derivatives with this clearing organization that are subject to the rule change. There is no change to the consolidated balance sheet reporting for the affected items.
The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at March 31, 2017	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$645	$143	$1,308	$34
Cleared	3,925	2,175	53	62
Interest rate contracts	$4,570	$2,318	$1,361	$96
Over-the-counter	$1,315	$923	$232	$236
Foreign exchange contracts	$1,315	$923	$232	$236
Total derivatives instruments designated as ASC 815 hedges	$5,885	$3,241	$1,593	$332
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$222,212	$203,860	$64	$—
Cleared	86,795	94,086	119	164
Exchange traded	150	85	—	—
Interest rate contracts	$309,157	$298,031	$183	$164
Over-the-counter	$122,726	$126,685	$—	$59
Cleared	1,170	1,042	—	—
Exchange traded	25	17	—	—
Foreign exchange contracts	$123,921	$127,744	$—	$59
Over-the-counter	$16,494	$20,844	$—	$—
Cleared	19	27	—	—
Exchange traded	8,123	7,819	—	—
Equity contracts	$24,636	$28,690	$—	$—
Over-the-counter	$10,807	$12,647	$—	$—
Exchange traded	642	665	—	—
Commodity and other contracts	$11,449	$13,312	$—	$—
Over-the-counter	$16,987	$17,770	$46	$87
Cleared	6,335	6,916	26	325
Credit derivatives(4)	$23,322	$24,686	$72	$412
Total derivatives instruments not designated as ASC 815 hedges	$492,485	$492,463	$255	$635
Total derivatives	$498,370	$495,704	$1,848	$967
Cash collateral paid/received(5)(6)	$10,436	$13,961	$5	$15
Less: Netting agreements(7)	(416,229)	(416,229)	—	—
Less: Netting cash collateral received/paid(8)	(36,198)	(40,577)	(940)	(51)
Net receivables/payables included on the Consolidated Balance Sheet(9)	$56,379	$52,859	$913	$931
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(653)	$(13)	$—	$—
Less: Non-cash collateral received/paid	(10,239)	(8,635)	(506)	—
Total net receivables/payables(9)	$45,487	$44,211	$407	$931

(1)	The trading derivatives fair values are presented in Note 20 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $6,312 million related to protection purchased and $17,010 million related to protection sold as of March 31, 2017. The credit derivatives trading liabilities comprise $18,467 million related to protection purchased and $6,219 million related to protection sold as of March 31, 2017.

(5)
For the trading account assets/liabilities, reflects the net amount of the $51,013 million and $50,159 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $40,577 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $36,198 million was used to offset trading derivative assets.

(6)
For cash collateral paid with respect to non-trading derivative assets, reflects the net amount of $56 million of gross cash collateral paid, of which $51 million is netted against non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $955 million of gross cash collateral received, of which $940 million is netted against OTC non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $315 billion, $93 billion and $8 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(9)
The net receivables/payables include approximately $7 billion of derivative asset and $11 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2016	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$716	$171	$1,927	$22
Cleared	3,530	2,154	47	82
Interest rate contracts	$4,246	$2,325	$1,974	$104
Over-the-counter	$2,494	$393	$747	$645
Foreign exchange contracts	$2,494	$393	$747	$645
Total derivatives instruments designated as ASC 815 hedges	$6,740	$2,718	$2,721	$749
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$244,072	$221,534	$225	$5
Cleared	120,920	130,855	240	349
Exchange traded	87	47	—	—
Interest rate contracts	$365,079	$352,436	$465	$354
Over-the-counter	$182,659	$186,867	$—	$60
Cleared	482	470	—	—
Exchange traded	27	31	—	—
Foreign exchange contracts	$183,168	$187,368	$—	$60
Over-the-counter	$15,625	$19,119	$—	$—
Cleared	1	21	—	—
Exchange traded	8,484	7,376	—	—
Equity contracts	$24,110	$26,516	$—	$—
Over-the-counter	$13,046	$14,234	$—	$—
Exchange traded	719	798	—	—
Commodity and other contracts	$13,765	$15,032	$—	$—
Over-the-counter	$19,033	$19,563	$159	$78
Cleared	5,582	5,874	47	310
Credit derivatives(4)	$24,615	$25,437	$206	$388
Total derivatives instruments not designated as ASC 815 hedges	$610,737	$606,789	$671	$802
Total derivatives	$617,477	$609,507	$3,392	$1,551
Cash collateral paid/received(5)(6)	$11,188	$15,731	$8	$1
Less: Netting agreements(7)	(519,000)	(519,000)	—	—
Less: Netting cash collateral received/paid(8)	(45,912)	(49,811)	(1,345)	(53)
Net receivables/payables included on the Consolidated Balance Sheet(9)	$63,753	$56,427	$2,055	$1,499
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(819)	$(19)	$—	$—
Less: Non-cash collateral received/paid	(11,767)	(5,883)	(530)	—
Total net receivables/payables(9)	$51,167	$50,525	$1,525	$1,499

(1)	The trading derivatives fair values are presented in Note 20 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

For the three months ended March 31, 2017 and 2016, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three months ended March 31,
In millions of dollars	2017	2016
Interest rate contracts	$(45)	$15
Foreign exchange	3	4
Credit derivatives	(263)	(213)
Total Citigroup	$(305)	$(194)

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three months ended March 31,
In millions of dollars	2017	2016
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(305)	$2,115
Foreign exchange contracts	(82)	(1,361)
Commodity contracts	2	349
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(385)	$1,103
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$296	$(2,090)
Foreign exchange hedges	196	1,307
Commodity hedges	(1)	(344)
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$491	$(1,127)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(10)	$27
Foreign exchange hedges	62	(75)
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$52	$(48)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$1	$(2)
Foreign exchange contracts(2)	52	21
Commodity hedges(2)	1	5
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$54	$24

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates). These amounts are excluded from the assessment of hedge effectiveness and are reflected directly in earnings.

Cash Flow Hedges
The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three months ended March 31, 2017, and 2016 is not significant. The pretax change in AOCI from cash flow hedges is presented below:

	Three months ended March 31,
In millions of dollars	2017	2016
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$41	$415
Foreign exchange contracts	—	24
Total effective portion of cash flow hedges included in AOCI	$41	$439
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$44	$(16)
Foreign exchange contracts	(3)	(26)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$41	$(42)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, the changes in the fair value of the hedging derivative remain in AOCI on the Consolidated Balance Sheet and will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2017 is approximately $(217) million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

Net Investment Hedges
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within AOCI, related to the effective portion of the net investment hedges, is $(1,716) million and $(1,374) million for the three months ended March 31, 2017 and 2016, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at March 31, 2017	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$10,428	$9,483	$383,466	$393,864
Broker-dealers	3,297	3,587	107,767	116,589
Non-financial	80	187	3,164	1,430
Insurance and other financial institutions	9,589	11,841	418,209	364,908
Total by industry/counterparty	$23,394	$25,098	$912,606	$876,791
By instrument
Credit default swaps and options	$23,145	$23,096	$889,829	$868,748
Total return swaps and other	249	2,002	22,777	8,043
Total by instrument	$23,394	$25,098	$912,606	$876,791
By rating
Investment grade	$9,951	$10,142	$691,002	$669,241
Non-investment grade	13,443	14,956	221,604	207,550
Total by rating	$23,394	$25,098	$912,606	$876,791
By maturity
Within 1 year	$3,008	$4,108	$304,227	$296,731
From 1 to 5 years	16,894	17,187	532,809	511,054
After 5 years	3,492	3,803	75,570	69,006
Total by maturity	$23,394	$25,098	$912,606	$876,791

(1)	The fair value amount receivable is composed of $6,384 million under protection purchased and $17,010 million under protection sold.

(2)	The fair value amount payable is composed of $18,879 million under protection purchased and $6,219 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2016	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$11,895	$10,930	$407,992	$414,720
Broker-dealers	3,536	3,952	115,013	119,810
Non-financial	82	99	4,014	2,061
Insurance and other financial institutions	9,308	10,844	375,454	322,829
Total by industry/counterparty	$24,821	$25,825	$902,473	$859,420
By instrument
Credit default swaps and options	$24,502	$24,631	$883,719	$852,900
Total return swaps and other	319	1,194	18,754	6,520
Total by instrument	$24,821	$25,825	$902,473	$859,420
By rating
Investment grade	$9,605	$9,995	$675,138	$648,247
Non-investment grade	15,216	15,830	227,335	211,173
Total by rating	$24,821	$25,825	$902,473	$859,420
By maturity
Within 1 year	$4,113	$4,841	$293,059	$287,262
From 1 to 5 years	17,735	17,986	551,155	523,371
After 5 years	2,973	2,998	58,259	48,787
Total by maturity	$24,821	$25,825	$902,473	$859,420

(1)	The fair value amount receivable is composed of $9,077 million under protection purchased and $15,744 million under protection sold.

(2)	The fair value amount payable is composed of $17,110 million under protection purchased and $8,715 million under protection sold.

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified event related to the credit risk of the Company. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that were in a net liability position at both March 31, 2017 and December 31, 2016 was $29 billion and $26 billion, respectively. The Company posted $26 billion and $26 billion as collateral for this exposure in the normal course of business as of March 31, 2017 and December 31, 2016, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of March 31, 2017, the Company could be required to post an additional $1.1 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.3 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1.4 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, where the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed in contemplation of the initial sale with the same counterparty and still outstanding as of March 31, 2017, both the asset carrying amounts derecognized and gross cash proceeds received as of the date of derecognition were $1.5 billion. At March 31, 2017, the fair value of these previously derecognized assets was $1.5 billion and the fair value of the total return swaps was $29 million recorded as gross derivative assets and $6 million recorded as gross derivative liabilities. The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

20.   FAIR VALUE MEASUREMENT
For additional information regarding fair value measurement at Citi, see Note 24 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at March 31, 2017 and December 31, 2016:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	March 31, 2017	December 31, 2016
Counterparty CVA	$(1,316)	$(1,488)
Asset FVA	(444)	(536)
Citigroup (own-credit) CVA	377	459
Liability FVA	52	62
Total CVA—derivative instruments(1)	$(1,331)	$(1,503)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three months ended March 31,
In millions of dollars	2017	2016
Counterparty CVA	$90	$(108)
Asset FVA	92	(80)
Own-credit CVA	(72)	135
Liability FVA	(10)	29
Total CVA—derivative instruments	$100	$(24)
DVA related to own FVO liabilities (1)	$(95)	$307
Total CVA and DVA(2)	$5	$283

(1)	See Note 1 to the Consolidated Financial Statements.

(2)	FVA is included with CVA for presentation purposes.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at March 31, 2017	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$174,962	$1,187	$176,149	$(38,789)	$137,360
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	21,410	271	21,681	—	21,681
Residential	—	289	368	657	—	657
Commercial	—	1,052	266	1,318	—	1,318
Total trading mortgage-backed securities	$—	$22,751	$905	$23,656	$—	$23,656
U.S. Treasury and federal agency securities	$18,757	$3,511	$1	$22,269	$—	$22,269
State and municipal	—	3,086	270	3,356	—	3,356
Foreign government	37,588	21,152	126	58,866	—	58,866
Corporate	240	16,011	296	16,547	—	16,547
Equity securities	43,108	5,468	110	48,686	—	48,686
Asset-backed securities	—	1,536	1,941	3,477	—	3,477
Other trading assets(3)	8	9,771	1,888	11,667	—	11,667
Total trading non-derivative assets	$99,701	$83,286	$5,537	$188,524	$—	$188,524
Trading derivatives
Interest rate contracts	$17	$311,584	$2,126	$313,727
Foreign exchange contracts	18	124,740	478	125,236
Equity contracts	1,815	22,196	625	24,636
Commodity contracts	250	10,647	552	11,449
Credit derivatives	—	21,751	1,571	23,322
Total trading derivatives	$2,100	$490,918	$5,352	$498,370
Cash collateral paid(4)				$10,436
Netting agreements					$(416,229)
Netting of cash collateral received					(36,198)
Total trading derivatives	$2,100	$490,918	$5,352	$508,806	$(452,427)	$56,379
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$35,648	$55	$35,703	$—	$35,703
Residential	—	3,474	—	3,474	—	3,474
Commercial	—	360	—	360	—	360
Total investment mortgage-backed securities	$—	$39,482	$55	$39,537	$—	$39,537
U.S. Treasury and federal agency securities	$106,915	$10,731	$1	$117,647	$—	$117,647
State and municipal	—	8,392	1,233	9,625	—	9,625
Foreign government	56,398	43,497	235	100,130	—	100,130
Corporate	1,807	13,733	339	15,879	—	15,879
Equity securities	317	65	9	391	—	391
Asset-backed securities	—	5,811	712	6,523	—	6,523
Other debt securities	—	550	—	550	—	550
Non-marketable equity securities(5)	—	31	1,082	1,113	—	1,113
Total investments	$165,437	$122,292	$3,666	$291,395	$—	$291,395
Table continues on the next page.

In millions of dollars at March 31, 2017	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$3,455	$580	$4,035	$—	$4,035
Mortgage servicing rights	—	—	567	567	—	567
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$11,750	$6,439	$27	$18,216
Cash collateral paid(6)				5
Netting of cash collateral received					$(940)
Non-trading derivatives and other financial assets measured on a recurring basis	$11,750	$6,439	$27	$18,221	$(940)	$17,281
Total assets	$278,988	$881,352	$16,916	$1,187,697	$(492,156)	$695,541
Total as a percentage of gross assets(7)	23.7%	74.9%	1.4%
Liabilities
Interest-bearing deposits	$—	$1,005	$302	$1,307	$—	$1,307
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	78,919	809	79,728	(38,789)	40,939
Trading account liabilities
Securities sold, not yet purchased	80,154	7,302	1,151	88,607	—	88,607
Other trading liabilities	—	2,605	—	2,605	—	2,605
Total trading liabilities	$80,154	$9,907	$1,151	$91,212	$—	$91,212
Trading derivatives
Interest rate contracts	$5	$297,445	$2,899	$300,349
Foreign exchange contracts	8	128,229	430	128,667
Equity contracts	1,675	24,866	2,149	28,690
Commodity contracts	155	10,531	2,626	13,312
Credit derivatives	—	21,992	2,694	24,686
Total trading derivatives	$1,843	$483,063	$10,798	$495,704
Cash collateral received(8)				$13,961
Netting agreements					$(416,229)
Netting of cash collateral paid					(40,577)
Total trading derivatives	$1,843	$483,063	$10,798	$509,665	$(456,806)	$52,859
Short-term borrowings	$—	$3,413	$60	$3,473	$—	$3,473
Long-term debt	—	17,350	10,176	27,526	—	27,526
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$11,750	$963	$4	$12,717
Cash collateral received(9)				15
Netting of cash collateral paid					$(51)
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$11,750	$963	$4	$12,732	$(51)	$12,681
Total liabilities	$93,747	$594,620	$23,300	$725,643	$(495,646)	$229,997
Total as a percentage of gross liabilities(7)	13.2%	83.6%	3.3%

(1)
For the three months ended March 31, 2017, the Company transferred assets of approximately $0.9 billion from Level 1 to Level 2, primarily related to foreign government securities and equity securities not traded in active markets. During the three months ended March 31, 2017, the Company transferred assets of approximately $1.4 billion from Level 2 to Level 1, primarily related to foreign government bonds traded with sufficient frequency to constitute an active market. During the three months ended March 31, 2017, the Company transferred liabilities of approximately $0.1 billion from Level 1 to Level 2. During the three months ended March 31, 2017, the Company transferred liabilities of approximately $0.1 billion from Level 2 to Level 1.

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

(4)	Reflects the net amount of $51,013 million gross cash collateral paid, of which $40,577 million was used to offset trading derivative liabilities.

(5)
Amounts exclude $0.4 billion investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

(6)	Reflects the net amount of $56 million of gross cash collateral paid, of which $51 million was used to offset non-trading derivative liabilities.

(7)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(8)	Reflects the net amount $50,159 million of gross cash collateral received, of which $36,198 million was used to offset trading derivative assets.

(9)	Reflects the net amount of $955 million of gross cash collateral received, of which $940 million was used to offset non-trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$172,394	$1,496	$173,890	$(40,686)	$133,204
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,718	176	22,894	—	22,894
Residential	—	291	399	690	—	690
Commercial	—	1,000	206	1,206	—	1,206
Total trading mortgage-backed securities	$—	$24,009	$781	$24,790	$—	$24,790
U.S. Treasury and federal agency securities	$17,756	$3,423	$1	$21,180	$—	$21,180
State and municipal	—	3,780	296	4,076	—	4,076
Foreign government	36,852	12,804	40	49,696	—	49,696
Corporate	424	14,199	324	14,947	—	14,947
Equity securities	45,331	4,985	127	50,443	—	50,443
Asset-backed securities	—	892	1,868	2,760	—	2,760
Other trading assets(3)	2	9,464	2,814	12,280	—	12,280
Total trading non-derivative assets	$100,365	$73,556	$6,251	$180,172	$—	$180,172
Trading derivatives
Interest rate contracts	$105	$366,995	$2,225	$369,325
Foreign exchange contracts	53	184,776	833	185,662
Equity contracts	2,306	21,209	595	24,110
Commodity contracts	261	12,999	505	13,765
Credit derivatives	—	23,021	1,594	24,615
Total trading derivatives	$2,725	$609,000	$5,752	$617,477
Cash collateral paid(4)				$11,188
Netting agreements					$(519,000)
Netting of cash collateral received					(45,912)
Total trading derivatives	$2,725	$609,000	$5,752	$628,665	$(564,912)	$63,753
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$38,304	$101	$38,405	$—	$38,405
Residential	—	3,860	50	3,910	—	3,910
Commercial	—	358	—	358	—	358
Total investment mortgage-backed securities	$—	$42,522	$151	$42,673	$—	$42,673
U.S. Treasury and federal agency securities	$112,916	$10,753	$2	$123,671	$—	$123,671
State and municipal	—	8,909	1,211	10,120	—	10,120
Foreign government	54,028	43,934	186	98,148	—	98,148
Corporate	3,215	13,598	311	17,124	—	17,124
Equity securities	336	46	9	391	—	391
Asset-backed securities	—	6,134	660	6,794	—	6,794
Other debt securities	—	503	—	503	—	503
Non-marketable equity securities(5)	—	35	1,331	1,366	—	1,366
Total investments	$170,495	$126,434	$3,861	$300,790	$—	$300,790
Table continues on the next page.

In millions of dollars at December 31, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$2,918	$568	$3,486	$—	$3,486
Mortgage servicing rights	—	—	1,564	1,564	—	1,564
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$9,300	$7,732	$34	$17,066
Cash collateral paid(6)				8
Netting of cash collateral received					$(1,345)
Non-trading derivatives and other financial assets measured on a recurring basis	$9,300	$7,732	$34	$17,074	$(1,345)	$15,729
Total assets	$282,885	$992,034	$19,526	$1,305,641	$(606,943)	$698,698
Total as a percentage of gross assets(7)	21.9%	76.6%	1.5%
Liabilities
Interest-bearing deposits	$—	$919	$293	$1,212	$—	$1,212
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	73,500	849	74,349	(40,686)	33,663
Trading account liabilities
Securities sold, not yet purchased	73,782	5,831	1,177	80,790	—	80,790
Other trading liabilities	—	1,827	1	1,828	—	1,828
Total trading liabilities	$73,782	$7,658	$1,178	$82,618	$—	$82,618
Trading account derivatives
Interest rate contracts	$107	$351,766	$2,888	$354,761
Foreign exchange contracts	13	187,328	420	187,761
Equity contracts	2,245	22,119	2,152	26,516
Commodity contracts	196	12,386	2,450	15,032
Credit derivatives	—	22,842	2,595	25,437
Total trading derivatives	$2,561	$596,441	$10,505	$609,507
Cash collateral received(8)				$15,731
Netting agreements					$(519,000)
Netting of cash collateral paid					(49,811)
Total trading derivatives	$2,561	$596,441	$10,505	$625,238	$(568,811)	$56,427
Short-term borrowings	$—	$2,658	$42	$2,700	$—	$2,700
Long-term debt	—	16,510	9,744	26,254	—	26,254
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$9,300	$1,540	$8	$10,848
Cash collateral received(9)				1
Netting of cash collateral paid					$(53)
Non-trading derivatives and other financial liabilities measured on a recurring basis	$9,300	$1,540	$8	$10,849	$(53)	$10,796
Total liabilities	$85,643	$699,226	$22,619	$823,220	$(609,550)	$213,670
Total as a percentage of gross liabilities(7)	10.6%	86.6%	2.8%

(1)
In 2016, the Company transferred assets of approximately $2.6 billion from Level 1 to Level 2, primarily related to foreign government securities and equity securities not traded in active markets. In 2016, the Company transferred assets of approximately $4.0 billion from Level 2 to Level 1, primarily related to foreign government bonds and equity securities traded with sufficient frequency to constitute a liquid market. In 2016, the Company transferred liabilities of approximately $0.4 billion from Level 2 to Level 1. In 2016, the Company transferred liabilities of approximately $0.3 billion from Level 1 to Level 2.

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

(5)
Amounts exclude $ $0.4 billion investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

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

(8)	Reflects the net amount of $61,643 million of gross cash collateral received, of which $45,912 million was used to offset trading derivative assets.

(9)	Reflects the net amount of $1,346 million of gross cash collateral received, of which $1,345 million was used to offset non-trading derivative assets.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2017 and 2016. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2017
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,496	$(56)	$—	$—	$(252)	$—	$—	$—	$(1)	$1,187	$4
Trading non-derivative assets
Trading mortgage- backed securities
U.S. government-sponsored agency guaranteed	176	5	—	50	(17)	161	—	(104)	—	271	—
Residential	399	15	—	17	(29)	50	—	(84)	—	368	10
Commercial	206	(8)	—	17	(13)	190	—	(126)	—	266	(4)
Total trading mortgage- backed securities	$781	$12	$—	$84	$(59)	$401	$—	$(314)	$—	$905	$6
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—
State and municipal	296	2	—	2	(47)	81	—	(64)	—	270	2
Foreign government	40	4	—	78	(13)	44	—	(27)	—	126	6
Corporate	324	91	—	27	(52)	118	—	(197)	(15)	296	12
Equity securities	127	15	—	2	(12)	7	—	(29)	—	110	2
Asset-backed securities	1,868	160	—	20	(16)	391	—	(482)	—	1,941	81
Other trading assets	2,814	(7)	—	210	(531)	287	1	(875)	(11)	1,888	(55)
Total trading non- derivative assets	$6,251	$277	$—	$423	$(730)	$1,329	$1	$(1,988)	$(26)	$5,537	$54
Trading derivatives, net(4)
Interest rate contracts	$(663)	$(37)	$—	$(38)	$19	$6	$—	$(113)	$53	$(773)	$(23)
Foreign exchange contracts	413	(390)	—	55	(20)	34	—	(32)	(12)	48	(341)
Equity contracts	(1,557)	(2)	—	—	(16)	85	—	(24)	(10)	(1,524)	202
Commodity contracts	(1,945)	(175)	—	46	(2)	—	—	—	2	(2,074)	(170)
Credit derivatives	(1,001)	(92)	—	(24)	(8)	—	—	—	2	(1,123)	(108)
Total trading derivatives, net(4)	$(4,753)	$(696)	$—	$39	$(27)	$125	$—	$(169)	$35	$(5,446)	$(440)
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2017
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$101	$—	$2	$1	$(49)	$—	$—	$—	$—	$55	$2
Residential	50	—	2	—	(47)	—	—	(5)	—	—	—
Commercial	—	—	—	—	—	8	—	(8)	—	—	—
Total investment mortgage-backed securities	$151	$—	$4	$1	$(96)	$8	$—	$(13)	$—	$55	$2
U.S. Treasury and federal agency securities	$2	$—	$—	$—	$—	$—	$—	$(1)	$—	$1	$—
State and municipal	1,211	—	12	37	(30)	54	—	(51)	—	1,233	6
Foreign government	186	—	1	2	(18)	142	—	(78)	—	235	1
Corporate	311	—	2	59	(4)	91	—	(120)	—	339	2
Equity securities	9	—	—	—	—	—	—	—	—	9	—
Asset-backed securities	660	—	9	17	—	26	—	—	—	712	3
Other debt securities	—	—	—	—	—	11	—	(11)	—	—	—
Non-marketable equity securities	1,331	—	(94)	—	—	8	—	(73)	(90)	1,082	(2)
Total investments	$3,861	$—	$(66)	$116	$(148)	$340	$—	$(347)	$(90)	$3,666	$12
Loans	$568	$—	$(4)	$65	$(16)	$12	$—	$(43)	$(2)	$580	$74
Mortgage servicing rights	$1,564	$—	$67	$—	$—	$—	$35	$(1,046)	$(53)	$567	$83
Other financial assets measured on a recurring basis	$34	$—	$(189)	$3	$(1)	$—	$29	$204	$(53)	$27	$(191)
Liabilities
Interest-bearing deposits	$293	$—	$11	$20	$—	$—	$—	$—	$—	$302	$25
Federal funds purchased and securities loaned or sold under agreements to repurchase	849	6	—	—	—	—	—	—	(34)	809	6
Trading account liabilities
Securities sold, not yet purchased	1,177	54	—	11	(14)	—	—	101	(70)	1,151	2
Other trading liabilities	1	—	—	—	—	—	—	—	(1)	—	—
Short-term borrowings	42	(9)	—	—	—	—	11	—	(2)	60	22
Long-term debt	9,744	17	—	200	(409)	—	929	—	(271)	10,176	116
Other financial liabilities measured on a recurring basis	8	—	(2)	—	—	(1)	1	—	(6)	4	(2)

(1)
Changes in fair value for available-for-sale investments are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2017.

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
Table continues on the next page.

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
Level 3 Fair Value Rollforward
There were no significant Level 3 transfers for the period from December 31, 2016 to March 31, 2017.

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

As of March 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,187	Model-based	IR normal volatility	13.87%	71.61%	57.55%
Interest rate	(0.56)%	2.25%	(0.39)%
Mortgage-backed securities	$890	Price-based	Price	$5.78	$113.12	$70.94
State and municipal, foreign government, corporate and other debt securities	$3,136	Price-based	Price	$15.00	$108.88	$92.19
655	Cash flow	Credit spread	35 bps	600 bps	236 bps
Equity securities(5)	$73	Model-based	Price	$—	$158.24	$7.28
30	Price-based	WAL	2.50 years	2.50 years	2.50 years
Asset-backed securities	$2,617	Price-based	Price	$3.35	$101.38	$72.53
Non-marketable equity	$527	Price-based	Discount to price	—%	100.00%	12.77%
513	Comparables analysis	EBITDA multiples	6.50	x	10.60	x	8.60	x
Price-to-book ratio	0.70%	1.03%	0.92%
Derivatives—gross(6)
Interest rate contracts (gross)	$4,917	Model-based	IR normal volatility	13.87%	86.04%	53.37%
Mean reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$761	Model-based	Foreign exchange (FX) volatility	3.04%	22.77%	10.03%
149	Cash flow	Yield	5.62%	14.50%	8.49%
IR-FX correlation	(27.35)%	60.00%	47.42%
IR-IR correlation	40.00%	47.54%	40.22%
Credit spread	22 bps	523 bps	217 bps
Equity contracts (gross)(7)	$2,700	Model-based	Equity volatility	3.00%	55.49%	24.77%
Forward price	43.06%	144.61%	93.92%
Equity-Equity correlation	(89.91)%	97.69%	14.44%
Equity-FX correlation	(70.20)%	29.90%	(24.88)%
Commodity contracts (gross)	$3,170	Model-based	Forward price	38.85%	299.37%	102.39%
Commodity volatility	10.45%	45.13%	26.24%
Commodity correlation	(44.00)%	91.00%	56.00%
Credit derivatives (gross)	$2,976	Model-based	Recovery rate	6.50%	65.00%	35.21%
1,287	Price-based	Credit correlation	5.00%	95.00%	32.70%
Upfront points	10.20%	99.00%	54.28%
Price	$—	$123.67	$75.18
Credit spread	4 bps	2,109 bps	210 bps

As of March 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$30	Model-based	Redemption rate	12.52%	99.50%	72.08%
			Recovery rate	40.00%	40.00%	40.00%
			Credit spread	33 bps	659 bps	202 bps
Loans	$235	Model-based	Credit spread	45 bps	500 bps	76 bps
	214	Yield Analysis	Yield	2.90%	20.00%	11.98%
	120	Price-based
Mortgage servicing rights	$475	Cash flow	Yield	4.20%	21.22%	12.38%
	92	Model-based	WAL	3.53 years	7.72 years	6.23 years
Liabilities
Interest-bearing deposits	$282	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	99.50%	99.95%	99.62%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$809	Model-based	Interest rate	0.73%	2.25%	2.07%
Trading account liabilities
Securities sold, not yet purchased	$1,013	Model-based	IR normal volatility	13.87%	71.61%	57.55%
	$138	Price-based	Price	$1.29	$121.00	$98.22
Short-term borrowings and long-term debt	$10,303	Model-based	Mean Reversion	1.00%	20.00%	10.50%
			Forward price	68.46%	235.35%	100.73%
			Equity volatility	3.00%	50.00%	20.71%
			IR normal volatility	0.16%	86.04%	57.73%

As of December 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,496	Model-based	IR log-normal volatility	12.86%	75.50%	61.73%
Interest rate	(0.51)%	5.76%	2.80%
Mortgage-backed securities	$509	Price-based	Price	$5.50	$113.48	$61.74
368	Yield analysis	Yield	1.90%	14.54%	4.34%
State and municipal, foreign government, corporate and other debt securities	$3,308	Price-based	Price	$15.00	$103.60	$89.93
1,513	Cash flow	Credit spread	35 bps	600 bps	230 bps
Equity securities(5)	$69	Model-based	Price	$0.48	$104.00	$22.19
58	Price-based
Asset-backed securities	$2,454	Price-based	Price	$4.00	$100.00	$71.51
Non-marketable equity	$726	Price-based	Discount to price	—%	90.00%	13.36%
565	Comparables analysis	EBITDA multiples	6.80	x	10.10	x	8.62	x
Price-to-book ratio	0.32%	1.03%	0.87%
Price	$—	$113.23	$54.40
Derivatives—gross(6)
Interest rate contracts (gross)	$4,897	Model-based	IR log-normal volatility	1.00%	93.97%	62.72%
Mean reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$1,110	Model-based	Foreign exchange (FX) volatility	1.39%	26.85%	15.18%
134	Cash flow	Interest rate	(0.85)%	(0.49)%	(0.84)%
Credit spread	4 bps	657 bps	266 bps

As of December 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			IR-IR correlation	40.00%	50.00%	41.27%
			IR-FX correlation	16.41%	60.00%	49.52%
Equity contracts (gross)(7)	$2,701	Model-based	Equity volatility	3.00%	97.78%	29.52%
			Forward price	69.05%	144.61%	94.28%
			Equity-FX correlation	(60.70)%	28.20%	(26.28)%
			Equity-IR correlation	(35.00)%	41.00%	(15.65)%
			Yield volatility	3.55%	14.77%	9.29%
			Equity-equity correlation	(87.70)%	96.50%	67.45%
Commodity contracts (gross)	$2,955	Model-based	Forward price	35.74%	235.35%	119.99%
			Commodity volatility	2.00%	32.19%	17.07%
			Commodity correlation	(41.61)%	90.42%	52.85%
Credit derivatives (gross)	$2,786	Model-based	Recovery rate	20.00%	75.00%	39.75%
	1,403	Price-based	Credit correlation	5.00%	90.00%	34.27%
			Upfront points	6.00%	99.90%	72.89%
			Price	$1.00	$167.00	$77.35
			Credit spread	3 bps	1,515 bps	256 bps
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$42	Model-based	Recovery rate	40.00%	40.00%	40.00%
			Redemption rate	3.92%	99.58%	74.69%
			Upfront points	16.00%	20.50%	18.78%
Loans	$258	Price-based	Price	$31.55	$105.74	$56.46
	221	Yield analysis	Yield	2.75%	20.00%	11.09%
	79	Model-based
Mortgage servicing rights	$1,473	Cash flow	Yield	4.20%	20.56%	9.32%
			WAL	3.53 years	7.24 years	5.83 years
Liabilities
Interest-bearing deposits	$293	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	98.79%	104.07%	100.19%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$849	Model-based	Interest rate	0.62%	2.19%	1.99%
Trading account liabilities
Securities sold, not yet purchased	$1,056	Model-based	IR normal volatility	12.86%	75.50%	61.73%
Short-term borrowings and long-term debt	$9,774	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Commodity correlation	(41.61)%	90.42%	52.85%
			Commodity volatility	2.00%	32.19%	17.07%
			Forward price	69.05%	235.35%	103.28%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price and fund NAV inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following table presents the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2017
Loans held-for-sale	$3,790	$2,002	$1,788
Other real estate owned	70	13	57
Loans(1)	1,195	630	565
Total assets at fair value on a nonrecurring basis	$5,055	$2,645	$2,410

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2016
Loans held-for-sale	$5,802	$3,389	$2,413
Other real estate owned	75	15	60
Loans(1)	1,376	586	790
Total assets at fair value on a nonrecurring basis	$7,253	$3,990	$3,263

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of March 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,788	Price-based	Price	$77.93	$100.00	$98.03
Other real estate owned	$57	Price-based	Discount to price(4)	0.34%	0.34%	0.34%
			Appraised value	$27,054.05	$4,514,806.00	$2,032,098.00
			Price	$62.43	$85.81	$65.53
Loans(5)	$345	Price-based	Price	$3.20	$100.00	$23.67
	128	Recovery analysis	Discount to price(4)	18.67%	28.39%	23.57%
			Recovery rate	92.68%	92.68%	92.68%

As of December 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$2,413	Price-based	Price	$—	$100.00	$93.08
Other real estate owned	$59	Price-based	Discount to price(4)	0.34%	13.00%	3.10%
			Price	$64.65	$74.39	$66.21
Loans(5)	$431	Cash flow	Price	$3.25	$105.00	$59.61
	197	Recovery analysis	Forward price	$2.90	$210.00	$156.78
	135	Price-based	Discount to price(4)	0.25%	13.00%	8.34%
			Appraised value	$25.80	$26,400,000	$6,462,735

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	Weighted averages are calculated based on the fair values of the instruments.

(4)	Includes estimated costs to sell.

(5)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

Three months ended March 31,
In millions of dollars	2017
Loans held-for-sale	$(22)
Other real estate owned	(2)
Loans(1)	(28)
Other Assets(2)	$—
Total nonrecurring fair value gains (losses)	$(52)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Three months ended March 31,
In millions of dollars	2016
Loans held-for-sale	$3
Other real estate owned	(2)
Loans(1)	(63)
Other Assets (2)	$(262)
Total nonrecurring fair value gains (losses)	$(324)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

(2)	Represents net impairment losses related to an equity investment.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The table therefore excludes items measured at fair value on a recurring basis presented in the tables above.

	March 31, 2017		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$54.0	$53.9	$0.9	$50.5	$2.5
Federal funds sold and securities borrowed or purchased under agreements to resell	105.6	105.6	—	100.6	5.0
Loans(1)(2)	610.7	604.0	—	7.3	596.7
Other financial assets(2)(3)	242.3	242.8	7.0	173.2	62.6
Liabilities
Deposits	$948.7	$947.1	$—	$800.5	$146.6
Federal funds purchased and securities loaned or sold under agreements to repurchase	107.3	107.3	—	107.2	0.1
Long-term debt(4)	181.0	187.5	—	158.7	28.8
Other financial liabilities(5)	110.2	110.2	—	14.9	95.3

	December 31, 2016		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$52.1	$52.0	$0.8	$48.6	$2.6
Federal funds sold and securities borrowed or purchased under agreements to resell	103.6	103.6	—	98.5	5.1
Loans(1)(2)	607.0	604.5	—	7.0	597.5
Other financial assets(2)(3)	215.2	215.9	8.2	153.6	54.1
Liabilities
Deposits	$928.2	$927.6	$—	$789.7	$137.9
Federal funds purchased and securities loaned or sold under agreements to repurchase	108.2	108.2	—	107.8	0.4
Long-term debt(4)	179.9	185.5	—	156.5	29.0
Other financial liabilities(5)	115.3	115.3	—	16.2	99.1

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.0 billion for March 31, 2017 and $12.1 billion for December 31, 2016. In addition, the carrying values exclude $1.8 billion and $1.9 billion of lease finance receivables at March 31, 2017 and December 31, 2016, respectively.

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

The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2017 and December 31, 2016 were liabilities of $2.9 billion and $5.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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
In millions of dollars	2017	2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell - selected portfolios	$(33)	$28
Trading account assets	430	258
Investments	—	1
Loans
Certain corporate loans(1)	24	24
Certain consumer loans(1)	—	(1)
Total loans	$24	$23
Other assets
MSRs	$67	$(225)
Certain mortgage loans held for sale(2)	37	80
Other assets	—	370
Total other assets	$104	$225
Total assets	$525	$535
Liabilities
Interest-bearing deposits	$(14)	$(50)
Federal funds purchased and securities loaned or sold under agreements to repurchase - selected portfolios	613	(6)
Trading account liabilities	26	94
Short-term borrowings	19	80
Long-term debt	(332)	(423)
Total liabilities	$312	$(305)

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810, Consolidation (SFAS 167), on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

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
The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) was a loss of $95 million and a gain of $307 million for the three months ended March 31, 2017 and 2016, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above. Effective January 1, 2016, changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI; previously these amounts were recognized in Citigroup’s Revenues and Net income along with all other changes in fair value. See Note 1 to the Consolidated Financial Statements for additional information.

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
The following table provides information about certain credit products carried at fair value:

	March 31, 2017		December 31, 2016
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,126	$4,035	$9,824	$3,486
Aggregate unpaid principal balance in excess of fair value	532	—	758	18
Balance of non-accrual loans or loans more than 90 days past due	—	2	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	1	—	1
In addition to the amounts reported above, $1,263 million and $1,828 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2017 and December 31, 2016, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2017 and 2016 due to instrument-specific credit risk totaled to gain of $26 million and $13 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.4 billion and $0.6 billion at March 31, 2017 and December 31, 2016, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of March 31, 2017, there were approximately $18.4 billion and $15.4 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	March 31, 2017	December 31, 2016
Carrying amount reported on the Consolidated Balance Sheet	$683	$915
Aggregate fair value in excess of unpaid principal balance	21	8
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—
The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2017 and 2016 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

Certain Structured Liabilities
The Company has elected the fair value option for certain structured liabilities whose performance is linked to structured interest rates, inflation, currency, equity, referenced credit or commodity risks. The Company elected the fair value option because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions will continue to be classified as debt, deposits or derivatives (Trading account liabilities) on the Company’s Consolidated Balance Sheet according to their legal form.
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	March 31, 2017	December 31, 2016
Interest rate linked	$11.3	$10.6
Foreign exchange linked	0.2	0.2
Equity linked	12.0	12.3
Commodity linked	0.8	0.3
Credit linked	1.6	0.9
Total	$25.9	$24.3
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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	March 31, 2017	December 31, 2016
Carrying amount reported on the Consolidated Balance Sheet	$27,526	$26,254
Aggregate unpaid principal balance in excess of (less than) fair value	(55)	(128)
The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	March 31, 2017	December 31, 2016
Carrying amount reported on the Consolidated Balance Sheet	$3,473	$2,700
Aggregate unpaid principal balance in excess of (less than) fair value	(9)	(61)

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
For additional information regarding Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from the tables below, see Note 26 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
The following tables present information about Citi’s guarantees at March 31, 2017 and December 31, 2016:

	Maximum potential amount of future payments
In billions of dollars at March 31, 2017 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$28.1	$66.0	$94.1	$205
Performance guarantees	7.6	3.7	11.3	20
Derivative instruments considered to be guarantees	10.7	78.1	88.8	690
Loans sold with recourse	—	0.2	0.2	11
Securities lending indemnifications(1)	97.1	—	97.1	—
Credit card merchant processing(1)(2)	77.6	—	77.6	—
Credit card arrangements with partners	0.2	1.3	1.5	206
Custody indemnifications and other	1.5	47.5	49.0	58
Total	$222.8	$196.8	$419.6	$1,190

	Maximum potential amount of future payments
In billions of dollars at December 31, 2016 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$26.0	$67.1	$93.1	$141
Performance guarantees	7.5	3.6	11.1	19
Derivative instruments considered to be guarantees	7.2	80.0	87.2	747
Loans sold with recourse	—	0.2	0.2	12
Securities lending indemnifications(1)	80.3	—	80.3	—
Credit card merchant processing(1)(2)	86.4	—	86.4	—
Credit card arrangements with partners	—	1.5	1.5	206
Custody indemnifications and other	—	45.4	45.4	58
Total	$207.4	$197.8	$405.2	$1,183

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

(2)
At March 31, 2017 and December 31, 2016, this maximum potential exposure was estimated to be $78 billion and $86 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
The repurchase reserve was approximately $104 million and
$107 million at March 31, 2017 and December 31, 2016,
respectively, and these amounts are included in Other
liabilities on the Consolidated Balance Sheet.

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

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss
experience. At March 31, 2017 and December 31, 2016, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a
condition of membership, many of these VTNs require that
members stand ready to pay a pro rata share of the losses
incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the
VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have
not yet occurred. Citi believes the risk of loss is remote
given historical experience with the VTNs. Accordingly,
Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the
Consolidated Balance Sheet as of March 31, 2017 or
December 31, 2016 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In connection with the 2005 sale of certain insurance and annuity subsidiaries to MetLife Inc. (MetLife), the Company provided an indemnification for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by subsidiaries of Genworth Financial Inc. (Genworth). In turn, Genworth has offsetting reinsurance agreements with MetLife and the Union Fidelity Life Insurance Company (UFLIC), a subsidiary of the General Electric Company. Genworth has funded two trusts with securities whose fair value (approximately $7.1 billion at March 31, 2017, compared to $7.0 billion at December 31, 2016) is designed to cover Genworth’s statutory liabilities for the LTC policies. The trusts serve as collateral for Genworth's reinsurance obligations related to the MetLife LTC policies and MetLife Insurance Company USA is the sole beneficiary of the trusts. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If Genworth fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to MetLife, then Citi must reimburse MetLife for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to MetLife pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.
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

Futures and over-the-counter derivatives clearing
Citi provides clearing services on central clearing counterparties (CCP) for clients that need to clear exchange-traded and over-the-counter (OTC) derivatives contracts with CCPs. Based on all relevant facts and circumstances, Citi has concluded that it acts as an agent for accounting purposes in its role as clearing member for these client transactions. As such, Citi does not reflect the underlying exchange-traded or OTC derivatives contracts in its Consolidated Financial Statements. See Note 19 for a discussion of Citi’s derivatives activities that are reflected in its Consolidated Financial Statements.
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. In certain circumstances, Citi collects a higher amount of cash (or securities) from its clients than it needs to remit to the CCPs. This excess cash is then held at depository institutions such as banks or carry brokers.
There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and
remitted to the CCP, or depository institutions, is reflected within Brokerage payables (payables to customers) and Brokerage receivables (receivables from brokers, dealers and clearing organizations) or Cash and due from banks, respectively.
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin; (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets; (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $10.6 billion and $9.4 billion as of March 31, 2017 and December 31, 2016, respectively.
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

Carrying Value—Guarantees and Indemnifications
At both March 31, 2017 and December 31, 2016, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.2 billion. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $55 billion and $45 billion at March 31, 2017 and December 31, 2016, respectively. Securities and other marketable assets held as collateral amounted to $45 billion and $38 billion at March 31, 2017 and December 31, 2016, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $6.0 billion and $5.4 billion at March 31, 2017 and December 31, 2016, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at March 31, 2017	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$65.9	$14.8	$13.4	$94.1
Performance guarantees	7.2	2.6	1.5	11.3
Derivative instruments deemed to be guarantees	—	—	88.8	88.8
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	97.1	97.1
Credit card merchant processing	—	—	77.6	77.6
Credit card arrangements with partners	—	—	1.5	1.5
Custody indemnifications and other	47.3	0.1	1.6	49.0
Total	$120.4	$17.5	$281.7	$419.6

	Maximum potential amount of future payments
In billions of dollars at December 31, 2016	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$66.8	$13.4	$12.9	$93.1
Performance guarantees	6.3	4.0	0.8	11.1
Derivative instruments deemed to be guarantees	—	—	87.2	87.2
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	80.3	80.3
Credit card merchant processing	—	—	86.4	86.4
Credit card arrangements with partners	—	—	1.5	1.5
Custody indemnifications and other	45.3	0.1	—	45.4
Total	$118.4	$17.5	$269.3	$405.2

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2017	December 31, 2016
Commercial and similar letters of credit	$795	$4,790	$5,585	$5,736
One- to four-family residential mortgages	1,283	1,698	2,981	2,838
Revolving open-end loans secured by one- to four-family residential properties	11,900	1,542	13,442	13,405
Commercial real estate, construction and land development	9,562	1,318	10,880	10,781
Credit card lines	576,402	97,286	673,688	664,335
Commercial and other consumer loan commitments	174,429	96,164	270,593	259,934
Other commitments and contingencies	3,723	9,290	13,013	11,267
Total	$778,094	$212,088	$990,182	$968,296

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

23.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 27 to the Consolidated Financial Statements of Citigroup’s 2016 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At March 31, 2017, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $2.0 billion in the aggregate.
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
For further information on ASC 450 and Citigroup's accounting and disclosure framework for contingencies, including for litigation and regulatory matters disclosed herein, see Note 27 to the Consolidated Financial Statements of Citigroup’s 2016 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters
Mortgage-Related Litigation and Other Matters
Mortgage Backed Security Repurchase Claims: On March 29, 2017, the parties filed a stipulation of discontinuance with prejudice in U.S. BANK NATIONAL ASSOCIATION, SOLELY IN ITS CAPACITY AS TRUSTEE FOR CITIGROUP MORTGAGE LOAN TRUST 2007-AHL2 v. CITIGROUP GLOBAL MARKETS REALTY CORP.  Additional information concerning this action is publicly available in court filings under the docket number 653816/2013 (N.Y. Sup. Ct.) (Kornreich, J.).
Mortgage Backed Securities Trustee Actions:
On April 7, 2017, Citibank submitted a motion for summary judgment as to all claims in FIXED INCOME SHARES: SERIES M ET AL. v. CITIBANK N.A. Additional information concerning this action is publicly available in court filings under the docket number 14-cv-9373 (S.D.N.Y.) (Furman, J.).

Foreign Exchange Matters
Antitrust and Other Litigation: On March 24, 2017, in NYPL v. JPMORGAN CHASE & CO., ET AL., the court granted the motion to dismiss filed by Citigroup and Related Parties along with other defendant banks. Plaintiffs may move for leave to file an amended complaint by May 5, 2017. Additional information concerning this action is publicly available in court filings under the docket numbers 15 Civ. 2290 (N.D. Cal.) (Chhabria, J.) and 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
On January 9, 2017, in ALLEN V. BANK OF AMERICA CORPORATION, ET AL., the plaintiffs appealed the dismissal of their claims. Additional information concerning this action is publicly available in court filings under the docket numbers 15 Civ. 4285 (S.D.N.Y.) (Schofield, J.); 16-3327 (2d Cir.); and 16-3571 (2d Cir.).
On February 27, 2017, in NEGRETE v. CITIBANK, N.A., the court granted Citibank’s motion to dismiss in part without leave to amend, and denied plaintiffs’ motion for partial summary judgment. On March 13, 2017, Citibank filed an answer to plaintiffs’ amended complaint. On March 21, 2017, plaintiffs moved for entry of final judgment as to the dismissed claims and requested that litigation of the remaining claim be stayed pending an appeal. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 7250 (S.D.N.Y.) (Sweet, J.).
On January 23, 2017, in BAKER ET AL. v. BANK OF AMERICA CORPORATION ET AL., Citigroup and Related Parties, along with other defendant banks, moved to dismiss the complaint. On March 24, 2017, in lieu of responding to the motion, plaintiffs filed an amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 16 Civ. 7512 (S.D.N.Y) (Schofield, J.).

Interest Rate Swaps Matters
Antitrust and Other Litigation: On January 20, 2017, defendants, including Citigroup, Citibank, CGMI and CGML, filed a joint motion to dismiss all claims in IN RE INTEREST RATE SWAPS ANTITRUST LITIGATION. Additional information concerning action is publicly available in court filings under the docket number 16 MD 2704 (S.D.N.Y.) (Engelmayer, J.).

Interchange Fee Litigation
On March 27, 2017, the United States Supreme Court entered an order denying class plaintiffs’ petition for writ of certiorari. Additional information concerning this action is publicly available in court filings under the docket numbers MDL 05-1720 (E.D.N.Y.) (Brodie, J.); 12-4671 (2d Cir.); and 16-710 (U.S. Sup. Ct.).

Interbank Offered Rates-Related Litigation and Other
Matters
Antitrust and Other Litigation: On February 21, 2017, in SULLIVAN v. BARCLAYS PLC, ET AL., the court ruled on defendants’ motion to dismiss, dismissing all claims against Citigroup and Citibank, with the exception of one claim under the Sherman Act and two common law claims.  On March 7, 2017, defendants, including Citigroup and Citibank, filed a motion seeking clarification concerning the scope of the February 21, 2017 ruling, and, on April 18, 2017, the court granted defendants’ motion.  Additional information concerning this action is publicly available in court filings under the docket number 13 Civ. 2811 (S.D.N.Y.) (Castel, J.).

Oceanografia Fraud and Related Matters
Other Litigation: On February 27, 2017, a complaint was filed against Citigroup in the United States District Court for the Southern District of New York by Oceanografia SA de CV (OSA) and its controlling shareholder, Amado Yáñez Osuna. The complaint alleges that plaintiffs were injured when Citigroup made certain public statements about receivable financings and other financing arrangements related to OSA . The complaint asserts claims for malicious prosecution and tortious interference with existing and prospective business relationships.  Additional information concerning this action is publicly available in court filings under the docket number 1:17-cv-01434 (S.D.N.Y.) (Sullivan, J.).

Sovereign Securities Matters
Antitrust and Other Litigation: On April 11, 2017, plaintiffs filed a consolidated amended complaint against various financial institutions and traders, including Citigroup and Related Parties, in the consolidated proceeding before the United States District Court for the Southern District of New York, In Re SSA Bonds Antitrust Litigation.  Based on allegations that defendants engaged in collusion in the supranational, sub-sovereign, and agency (SSA) bond market, plaintiffs assert claims under the antitrust laws and for unjust enrichment, and seek damages, including treble damages where authorized by statute, and restitution. Additional information relating to this action is publicly available in court filings under the docket number 16 Civ. 03711 (S.D.N.Y.) (Ramos, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016, Condensed Consolidating Balance Sheet as of March 31, 2017 and December 31, 2016 and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2017 and 2016 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.

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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three months ended March 31, 2017
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,750		$—		$—	$(3,750)	$—
Interest revenue	1		1,027		13,395	—	14,423
Interest revenue—intercompany	793		157		(950)	—	—
Interest expense	1,218		396		1,952	—	3,566
Interest expense—intercompany	90		426		(516)	—	—
Net interest revenue	$(514)		$362		$11,009	$—	$10,857
Commissions and fees	$—		$1,255		$1,504	$—	$2,759
Commissions and fees—intercompany	—		2		(2)	—	—
Principal transactions	(163)		1,606		1,579	—	3,022
Principal transactions—intercompany	204		(682)		478	—	—
Other income	(39)		74		1,447	—	1,482
Other income—intercompany	(123)		34		89	—	—
Total non-interest revenues	$(121)		$2,289		$5,095	$—	$7,263
Total revenues, net of interest expense	$3,115		$2,651		$16,104	$(3,750)	$18,120
Provisions for credit losses and for benefits and claims	$—		$—		$1,662	$—	$1,662
Operating expenses
Compensation and benefits	$(14)		$1,262		$4,286	$—	$5,534
Compensation and benefits—intercompany	31		—		(31)	—	—
Other operating	28		406		4,509	—	4,943
Other operating—intercompany	(59)		468		(409)	—	—
Total operating expenses	$(14)		$2,136		$8,355	$—	$10,477
Equity in undistributed income of subsidiaries	587		—		—	(587)	—
Income (loss) from continuing operations before income taxes	$3,716		$515		$6,087	$(4,337)	$5,981
Provision (benefit) for income taxes	(374)		215		2,022	—	1,863
Income (loss) from continuing operations	$4,090		$300		$4,065	$(4,337)	$4,118
Loss from discontinued operations, net of taxes	—		—		(18)	—	(18)
Net income (loss) before attribution of noncontrolling interests	$4,090		$300		$4,047	$(4,337)	$4,100
Noncontrolling interests	—		—		10	—	10
Net income (loss)	$4,090		$300		$4,037	$(4,337)	$4,090
Comprehensive income
Add: Other comprehensive income (loss)	1,464		(20)		(3,721)	3,741	1,464
Total Citigroup comprehensive income (loss)	$5,554		$280		$316	$(596)	$5,554
Add: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	31	—	31
Add: Net income attributable to noncontrolling interests	—	—	—	—	10	—	10
Total comprehensive income (loss)	$5,554		$280		$357	$(596)	$5,595

Condensed Consolidating Statements of Income and Comprehensive Income

	Three months ended March 31, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,800	$—	$—	$(2,800)	$—
Interest revenue	2	1,146	13,019	—	14,167
Interest revenue—intercompany	872	136	(1,008)	—	—
Interest expense	1,070	364	1,506	—	2,940
Interest expense—intercompany	41	429	(470)	—	—
Net interest revenue	$(237)	$489	$10,975	$—	$11,227
Commissions and fees	$—	$960	$1,503	$—	$2,463
Commissions and fees—intercompany	(2)	(6)	8	—	—
Principal transactions	(209)	(137)	2,186	—	1,840
Principal transactions—intercompany	258	748	(1,006)	—	—
Other income	(3,094)	76	5,043	—	2,025
Other income—intercompany	3,260	(140)	(3,120)	—	—
Total non-interest revenues	$213	$1,501	$4,614	$—	$6,328
Total revenues, net of interest expense	$2,776	$1,990	$15,589	$(2,800)	$17,555
Provisions for credit losses and for benefits and claims	$—	$—	$2,045	$—	$2,045
Operating expenses
Compensation and benefits	$8	$1,289	$4,259	$—	$5,556
Compensation and benefits—intercompany	3	—	(3)	—	—
Other operating	267	386	4,314	—	4,967
Other operating—intercompany	1	307	(308)	—	—
Total operating expenses	$279	$1,982	$8,262	$—	$10,523
Equity in undistributed income of subsidiaries	944	—	—	(944)	—
Income (loss) from continuing operations before income taxes	$3,441	$8	$5,282	$(3,744)	$4,987
Provision (benefit) for income taxes	(60)	37	1,502	—	1,479
Income (loss) from continuing operations	$3,501	$(29)	$3,780	$(3,744)	$3,508
Income from discontinued operations, net of taxes	—	—	(2)	—	(2)
Net income (loss) before attribution of noncontrolling interests	$3,501	$(29)	$3,778	$(3,744)	$3,506
Noncontrolling interests	—	2	3	—	5
Net income (loss)	$3,501	$(31)	$3,775	$(3,744)	$3,501
Comprehensive income
Add: Other comprehensive income (loss)	$2,733	$47	$(534)	$487	$2,733
Total Citigroup comprehensive income (loss)	$6,234	$16	$3,241	$(3,257)	$6,234
Add: Other comprehensive income attributable to noncontrolling interests	—	—	27	—	27
Add: Net income attributable to noncontrolling interests	—	2	3	—	5
Total comprehensive income (loss)	$6,234	$18	$3,271	$(3,257)	$6,266

Condensed Consolidating Balance Sheet

	March 31, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$480	$21,792	$—	$22,272
Cash and due from banks—intercompany	352	3,167	(3,519)	—	—
Federal funds sold and resale agreements	—	196,387	46,542	—	242,929
Federal funds sold and resale agreements—intercompany	—	14,742	(14,742)	—	—
Trading account assets	1	128,414	116,488	—	244,903
Trading account assets—intercompany	991	3,173	(4,164)	—	—
Investments	43	217	345,573	—	345,833
Loans, net of unearned income	—	1,269	627,326	—	628,595
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,030)	—	(12,030)
Total loans, net	$—	$1,269	$615,296	$—	$616,565
Advances to subsidiaries	$143,808	$—	$(143,808)	$—	$—
Investments in subsidiaries	228,432	—	—	(228,432)	—
Other assets (1)	23,924	51,968	273,241	—	349,133
Other assets—intercompany	8,229	58,770	(66,999)	—	—
Total assets	$405,780	$458,587	$1,185,700	$(228,432)	$1,821,635
Liabilities and equity
Deposits	$—	$—	$949,990	$—	$949,990
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	128,196	20,034	—	148,230
Federal funds purchased and securities loaned or sold—intercompany	—	20,807	(20,807)	—	—
Trading account liabilities	7	94,791	49,272	—	144,070
Trading account liabilities—intercompany	819	2,834	(3,653)	—	—
Short-term borrowings	—	1,961	24,166	—	26,127
Short-term borrowings—intercompany	—	65,562	(65,562)	—	—
Long-term debt	141,626	15,017	51,887	—	208,530
Long-term debt—intercompany	—	28,781	(28,781)	—	—
Advances from subsidiaries	26,357	—	(26,357)	—	—
Other liabilities	3,346	66,324	45,865	—	115,535
Other liabilities—intercompany	5,493	1,263	(6,756)	—	—
Stockholders’ equity	228,132	33,051	196,402	(228,432)	229,153
Total liabilities and equity	$405,780	$458,587	$1,185,700	$(228,432)	$1,821,635

(1)	Other assets for Citigroup parent company at March 31, 2017 included $18.2 billion of placements to Citibank and its branches, of which $8.3 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$870	$22,173	$—	$23,043
Cash and due from banks—intercompany	142	3,820	(3,962)	—	—
Federal funds sold and resale agreements	—	196,236	40,577	—	236,813
Federal funds sold and resale agreements—intercompany	—	12,270	(12,270)	—	—
Trading account assets	6	121,484	122,435	—	243,925
Trading account assets—intercompany	1,173	907	(2,080)	—	—
Investments	173	335	352,796	—	353,304
Loans, net of unearned income	—	575	623,794	—	624,369
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,060)	—	(12,060)
Total loans, net	$—	$575	$611,734	$—	$612,309
Advances to subsidiaries	$143,154	$—	$(143,154)	$—	$—
Investments in subsidiaries	226,279	—	—	(226,279)	—
Other assets(1)	23,734	46,095	252,854	—	322,683
Other assets—intercompany	27,845	38,207	(66,052)	—	—
Total assets	$422,506	$420,799	$1,175,051	$(226,279)	$1,792,077
Liabilities and equity
Deposits	$—	$—	$929,406	$—	$929,406
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	122,320	19,501	—	141,821
Federal funds purchased and securities loaned or sold—intercompany	—	25,417	(25,417)	—	—
Trading account liabilities	—	87,714	51,331	—	139,045
Trading account liabilities—intercompany	1,006	868	(1,874)	—	—
Short-term borrowings	—	1,356	29,345	—	30,701
Short-term borrowings—intercompany	—	35,596	(35,596)	—	—
Long-term debt	147,333	8,128	50,717	—	206,178
Long-term debt—intercompany	—	41,287	(41,287)	—	—
Advances from subsidiaries	41,258	—	(41,258)	—	—
Other liabilities	3,466	57,430	57,887	—	118,783
Other liabilities—intercompany	4,323	7,894	(12,217)	—	—
Stockholders’ equity	225,120	32,789	194,513	(226,279)	226,143
Total liabilities and equity	$422,506	$420,799	$1,175,051	$(226,279)	$1,792,077

(1)	Other assets for Citigroup parent company at December 31, 2016 included $20.7 billion of placements to Citibank and its branches, of which $6.8 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$24,958	$(3,405)	$(24,559)	$—	$(3,006)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(41,584)	$—	$(41,584)
Proceeds from sales of investments	116	—	29,340	—	29,456
Proceeds from maturities of investments	—	—	24,006	—	24,006
Change in deposits with banks	—	6,514	(26,836)	—	(20,322)
Change in loans	—	—	(7,953)	—	(7,953)
Proceeds from sales and securitizations of loans	—	—	3,191	—	3,191
Proceeds from significant disposals	—	—	2,732	—	2,732
Change in federal funds sold and resales	—	(2,623)	(3,493)	—	(6,116)
Changes in investments and advances—intercompany	(569)	(5,007)	5,576	—	—
Other investing activities	—	—	(653)	—	(653)
Net cash used in investing activities of continuing operations	$(453)	$(1,116)	$(15,674)	$—	$(17,243)
Cash flows from financing activities of continuing operations
Dividends paid	$(744)	$—	$—	$—	$(744)
Treasury stock acquired	(1,858)	—	—	—	(1,858)
Proceeds (repayments) from issuance of long-term debt, net	(6,395)	5,175	938	—	(282)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(12,506)	12,506	—	—
Change in deposits	—	—	20,584	—	20,584
Change in federal funds purchased and repos	—	1,266	5,143	—	6,409
Change in short-term borrowings	—	605	(5,179)	—	(4,574)
Net change in short-term borrowings and other advances—intercompany	(14,901)	8,938	5,963	—	—
Other financing activities	(397)	—	—	—	(397)
Net cash provided by (used in) financing activities of continuing operations	$(24,295)	$3,478	$39,955	$—	$19,138
Effect of exchange rate changes on cash and due from banks	$—	$—	$340	$—	$340
Change in cash and due from banks	$210	$(1,043)	$62	$—	$(771)
Cash and due from banks at beginning of period	142	4,690	18,211	—	23,043
Cash and due from banks at end of period	$352	$3,647	$18,273	$—	$22,272
Supplemental disclosure of cash flow information for continuing operations
Cash paid (refund) during the year for income taxes	$(139)	$64	$988	$—	$913
Cash paid during the year for interest	1,153	822	1,275	—	3,250
Non-cash investing activities
Transfers to loans HFS from loans	—	—	2,800	—	2,800
Transfers to OREO and other repossessed assets	—	—	30	—	30

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,194	$(2,833)	$(2,899)	$—	$(538)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(59,715)	$—	$(59,715)
Proceeds from sales of investments	—	—	39,268	—	39,268
Proceeds from maturities of investments	26	—	16,518	—	16,544
Change in deposits with banks	—	(7,380)	(16,472)	—	(23,852)
Change in loans	—	—	(5,057)	—	(5,057)
Proceeds from sales and securitizations of loans	—	—	1,247	—	1,247
Proceeds from significant disposals	—	—	265	—	265
Change in federal funds sold and resales	—	(1,127)	(4,291)	—	(5,418)
Changes in investments and advances—intercompany	(12,271)	(6,052)	18,323	—	—
Other investing activities	—	—	(472)	—	(472)
Net cash used in investing activities of continuing operations	$(12,245)	$(14,559)	$(10,386)	$—	$(37,190)
Cash flows from financing activities of continuing operations
Dividends paid	$(359)	$—	$—	$—	$(359)
Issuance of preferred stock	1,004	—	—	—	1,004
Treasury stock acquired	(1,312)	—	—	—	(1,312)
Proceeds (repayments) from issuance of long-term debt, net	2,448	1,527	(1,352)	—	2,623
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(2,692)	2,692	—	—
Change in deposits	—	—	26,704	—	26,704
Change in federal funds purchased and repos	—	12,077	(1,365)	—	10,712
Change in short-term borrowings	(109)	342	(419)	—	(186)
Net change in short-term borrowings and other advances—intercompany	5,926	3,711	(9,637)	—	—
Capital contributions from parent	—	2,500	(2,500)	—	—
Other financing activities	(308)	—	—	—	(308)
Net cash provided by financing activities of continuing operations	$7,290	$17,465	$14,123	$—	$38,878
Effect of exchange rate changes on cash and due from banks	$—	$—	$190	$—	$190
Change in cash and due from banks	$239	$73	$1,028	$—	$1,340
Cash and due from banks at beginning of period	124	1,995	18,781	—	20,900
Cash and due from banks at end of period	$363	$2,068	$19,809	$—	$22,240
Supplemental disclosure of cash flow information for continuing operations
Cash paid (refund) during the year for income taxes	$(231)	$20	$899	$—	$688
Cash paid during the year for interest	1,036	637	1,021	—	2,694
Non-cash investing activities
Decrease in goodwill associated with significant disposals reclassified to HFS	—	—	(30)	—	(30)
Transfers to loans HFS from loans	—	—	3,200	—	3,200
Transfers to OREO and other repossessed assets	—	—	56	—	56

UNREGISTERED SALES OF EQUITY SECURITIES, PURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases.

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
January 2017
Open market repurchases(1)	10.4	$57.68	$2,969
Employee transactions(2)	—	—	N/A
February 2017
Open market repurchases(1)	9.2	58.54	2,431
Employee transactions(2)	—	—	N/A
March 2017
Open market repurchases(1)	10.7	60.15	1,785
Employee transactions(2)	—	—	N/A
Total for 1Q17 and remaining program balance as of March 31, 2017	30.3	$58.82	$1,785

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

N/A Not applicable

Dividends
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on regulatory approval, including an annual regulatory review of the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. For additional information regarding Citi’s capital planning and stress testing, see “Capital Resources—Current Regulatory Capital Standards—Capital Planning and Stress Testing” and “Risk Factors—Strategic Risks” in Citi’s 2016 Annual Report on Form 10-K. Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations to its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the
Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2017.

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

10.01+*	Form of Citigroup Inc. Performance Share Unit Award Agreement (for awards granted on February 16, 2017 and in future years).

10.02+*	The Amended and Restated 2011 Citigroup Executive Performance Plan (as amended and restated as of January 1, 2016, and as further amended on February 16, 2017).

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, filed on May 1, 2017, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.