Form 10-Q
period 2017-06-30
CITIGROUP INC
filed 2017-08-01
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on June 30, 2017: 2,724,556,095

Available on the web at www.citigroup.com

CITIGROUP’S SECOND QUARTER 2017—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2016, including the historical audited consolidated financial statements of Citigroup reflecting certain reclassifications set forth in Citigroup’s Current Report on Form 8-K filed with the SEC on June 16, 2017 (2016 Annual Report on Form 10-K), and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (First Quarter of 2017 Form 10-Q).
Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements, as well as other filings with the U.S. Securities and Exchange Commission (SEC), are available free of charge through Citi’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports on Form 8-K, and other information regarding Citi at www.sec.gov.
Certain reclassifications, including a realignment of certain businesses, have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation. For additional information on certain recent reclassifications, see Note 3 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2017—Solid Performance Across Citi’s Businesses
As described further throughout this Executive Summary, Citi reported solid operating results in the second quarter of 2017, reflecting continued momentum across its businesses, notably those where Citi has been making investments. During the quarter, Citi had loan and revenue growth in both Global Consumer Banking (GCB) and the Institutional Clients Group (ICG) compared to the prior-year quarter, while continuing to wind-down the legacy assets in Corporate/Other.
In North America GCB, retail banking showed significant growth outside of mortgage operations, while Citi-branded cards continued to benefit from the acquisition of the Costco portfolio. International GCB generated positive operating leverage driven by year-over-year revenue growth in both, Latin America and Asia, excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation). ICG had a strong quarter with revenue growth across all Banking businesses, particularly in investment banking, partially offset by declines in fixed income and equity markets revenues. These increases in revenues were partially offset by lower revenues in Corporate/Other, reflecting the continued wind-down of legacy non-core assets.
Citi also continued to generate significant regulatory capital during the quarter driven mostly by earnings. Citi generated approximately $4.7 billion in regulatory capital during the quarter, before returning approximately $2.2 billion to its common shareholders in the form of common stock repurchases and dividends. Citi repurchased approximately 29 million common shares, as outstanding common shares declined 1% from the prior quarter and 6% from the prior-year period. Despite this capital return, each of Citigroup’s key regulatory capital metrics remained strong as of the end of the second quarter of 2017 (see “Capital” below). Citi utilized approximately $100 million of deferred tax assets (DTAs) during the quarter and $900 million of its DTAs during the first half of 2017.
The Federal Reserve Board did not object to the capital plan Citi submitted as part of the 2017 Comprehensive Capital Analysis and Review (CCAR). Accordingly, as previously disclosed, Citi intends to return $18.9 billion of capital to its common shareholders over the next four quarters beginning with the third quarter of 2017 (for additional information, see “Equity Security Repurchases” and “Dividends” below).
While economic sentiment has improved, there continues to be various economic and political uncertainties and changes that could impact Citi’s businesses. For a more detailed discussion of these risks and uncertainties, see each respective business’s results of operations and “Forward-Looking Statements” below, as well as each respective business’s results of operations and the “Managing Global Risk” and “Risk Factors” sections in Citi’s 2016 Annual Report on Form 10-K.

Second Quarter of 2017 Summary Results

Citigroup
Citigroup reported net income of $3.9 billion, or $1.28 per share, compared to $4.0 billion, or $1.24 per share, in the prior-year period. The 3% decrease in net income from the prior-year period was primarily driven by higher credit costs and operating expenses, as well as a higher effective tax rate, partially offset by higher revenues. Earnings per share increased 3% largely due to a 6% reduction in average shares outstanding.
Citigroup revenues of $17.9 billion in the second quarter of 2017 increased 2%, driven by a 6% increase in ICG, as well as a 5% increase in GCB, partially offset by a 45% decrease in Corporate/Other due primarily to the continued wind-down of legacy non-core assets.
Citigroup’s end-of-period loans increased 2% to $645 billion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s end-of-period loans also grew 2%, as 4% growth in both GCB and ICG was partially offset by the continued wind-down of legacy assets in Corporate/Other. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.) Citigroup’s end-of-period deposits increased 2% to $959 billion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s deposits were also up 2%, driven by a 3% increase in both GCB and ICG deposits, slightly offset by a decline in Corporate/Other deposits.

Expenses
Citigroup’s operating expenses were up slightly at $10.5 billion versus the prior-year period, as the impact of higher volume-related expenses, performance-based compensation and ongoing investments were partially offset by efficiency savings and the wind-down of legacy assets. Year-over-year, GCB and ICG operating expenses were up each 5% while Corporate/Other operating expenses declined 24%.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $1.7 billion increased 22% from the prior-year period. The increase was driven by an increase in net credit losses of $94 million and a net loan loss reserve release of $16 million, compared to a net release of $256 million mostly related to legacy assets in the prior-year period.
Net credit losses of $1.7 billion increased 6% versus the prior-year period. Consumer net credit losses of $1.6 billion increased 11%, primarily driven by the Costco portfolio acquisition, organic volume growth and seasoning, and the impact of changes in collections processes in the North America cards businesses, partially offset by the continued wind-down of legacy assets in Corporate/Other. Corporate net credit losses decreased 45% from the prior-year period to $77 million, driven by improvement in the energy sector. Citi expects consumer cost of credit to increase in the near term due to continued volume growth.
For additional information on Citi’s consumer and corporate credit costs and allowance for loan losses, see “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 Capital and Tier 1 Capital ratios , on a fully implemented basis, were 13.1% and 14.7% as of June 30, 2017 (based on Basel III Standardized Approach for determining risk-weighted assets), respectively, compared to 12.5% and 14.1% as of June 30, 2016 (based on the Basel III Advanced Approaches for determining risk-weighted assets). Citigroup’s Supplementary Leverage ratio as of June 30, 2017, on a fully implemented basis, was 7.2%, compared to 7.5% as of June 30, 2016. For additional information on Citi’s capital ratios and related components, including the impact of Citi’s DTAs on its capital ratios, see “Capital Resources” below.

Global Consumer Banking
GCB net income decreased 12% to $1.1 billion, as higher revenues were more than offset by higher cost of credit and higher operating expenses. Operating expenses were $4.5 billion, an increase of 5% on both a reported basis and excluding the impact of FX, driven by the addition of the Costco portfolio, volume growth and continued investments, partially offset by ongoing efficiency savings.
GCB revenues of $8.0 billion increased 5% versus the prior-year period. Excluding the impact of FX translation, GCB revenues also increased 5%, driven by a 5% increase in both North America GCB and international GCB. North America GCB revenues increased 5% to $4.9 billion, as higher revenues in Citi-branded cards and Citi retail services were partially offset by lower revenues in retail banking, driven by lower mortgage revenues. Citi-branded cards revenues of $2.1 billion were up 10% versus the prior-year period, reflecting the impact of the Costco portfolio acquisition as well as modest organic growth in core portfolios, partially offset by the run-off of non-core portfolios. Citi retail services revenues of $1.6 billion increased 4% versus the prior-year period, reflecting continued loan growth and a favorable prior period comparison. Retail banking revenues decreased 2% from the prior-year period, mainly driven by the lower mortgage revenues. Excluding mortgage revenues, retail banking revenues were up 7% from the prior-year period, driven by continued growth in average loans, deposits and assets under management, as well as a benefit from higher interest rates.
North America GCB average deposits of $185 billion were up 2% versus the prior-year period, average retail loans of $56 billion grew 2%, and assets under management of $57 billion grew 10%. Average branded card loans of $83 billion increased 25%, while branded card purchase sales of $81 billion increased 52% versus the prior-year period, both driven by the Costco portfolio acquisition as well as organic growth. Average retail services loans of $45 billion were up 4%, while retail services purchase sales of $21 billion were up 2%. For additional information on the results of operations of North

America GCB for the second quarter of 2017, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) increased 4% to $3.1 billion versus the prior-year period. Excluding the impact of FX translation, international GCB revenues increased 5% versus the prior-year period. Latin America GCB revenues increased 8% versus the prior-year period, driven by growth in retail loans and deposits, as well as improved deposit spreads, partially offset by a modest decline in cards revenues. Asia GCB revenues increased 3% versus the prior-year period, driven by improvement in cards and wealth management revenues, partially offset by lower retail lending revenues. For additional information on the results of operations of Latin America GCB and Asia GCB for the second quarter of 2017, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “—Asia GCB” below.
Year-over-year, international GCB average deposits of $122 billion increased 7%, average retail loans of $87 billion were roughly flat, assets under management of $96 billion increased 7%, average card loans of $24 billion increased 6% and card purchase sales of $24 billion increased 7%, all excluding the impact of FX translation.

Institutional Clients Group
ICG net income of $2.8 billion increased 6%, driven by higher revenues, partially offset by higher operating expenses. ICG operating expenses increased 5% to $5.0 billion, as higher incentive compensation, investments and volume-related expenses were partially offset by efficiency savings.
ICG revenues were $9.2 billion in the second quarter of 2017, up 6% from the prior-year period, driven by a 19% increase in Banking revenues partially offset by a 5% decrease in Markets and securities services revenues. The increase in Banking revenues included the impact of $9 million of mark-to-market gains on loan hedges related to accrual loans within corporate lending compared to losses of $203 million in the prior-year period.
Banking revenues of $4.8 billion (excluding the impact of mark-to-market losses on hedges related to accrual loans within corporate lending) increased 13% compared to the prior-year period, driven by significant growth in investment banking as well as solid performance in treasury and trade solutions and the private bank. Investment banking revenues of $1.5 billion increased 22% versus the prior-year period. Advisory revenues increased 32% to $314 million, equity underwriting revenues increased 70% to $295 million and debt underwriting revenues increased 9% to $877 million, all versus the prior-year period.
Private bank revenues increased 17% versus the prior-year period to $788 million, driven by loan and deposit growth, improved spreads and increased investment activity. Corporate lending revenues increased $306 million to $486 million. Excluding the mark-to-market impact of loan hedges, corporate lending revenues increased 25% to $477 million versus the prior-year period reflecting lower hedging costs as well as the absence of a prior period adjustment to the residual value of a lease financing. Treasury and trade solutions revenues increased 3% to $2.1 billion versus the prior-year period, reflecting continued volume growth and improved deposit spreads.
Markets and securities services revenues decreased 5% to $4.4 billion versus the prior-year period. Fixed income markets revenues decreased 6% to $3.2 billion versus the prior-year period, primarily reflecting lower G10 currencies revenue, given low volatility in the current quarter and the comparison to higher Brexit-related activity a year ago. Equity markets revenues decreased 11% to $691 million versus the prior-year period, reflecting episodic activity in the prior-year period, as well as low volatility in the current quarter. Securities services revenues increased 10% to $584 million versus the prior-year period, driven by growth in client volumes across the global custody business. For additional information on the results of operations of ICG for the second quarter of 2017, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net loss was $15 million in the second quarter of 2017, compared to net income of $116 million in the prior-year period, reflecting lower revenues, partially offset by lower operating expenses and lower cost of credit. Expenses of $990 million declined 24% from the prior-year period, reflecting the wind-down of legacy assets.
Corporate/Other revenues were $653 million, down 45% from the prior-year period, reflecting the wind-down of legacy assets, divestiture activity and the absence of gains related to debt buybacks in the prior-year period.
Corporate/Other end-of-period assets decreased 21% to $92 billion from the prior-year period as Citi continued to wind-down legacy assets. For additional information on the results of operations of Corporate/Other for the second quarter of 2017, see “Corporate/Other” below.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per-share amounts and ratios	2017	2016	% Change	2017	2016	% Change
Net interest revenue	$11,165	$11,236	(1)%	$22,022	$22,463	(2)%
Non-interest revenue	6,736	6,312	7	13,999	12,640	11
Revenues, net of interest expense	$17,901	$17,548	2%	$36,021	$35,103	3%
Operating expenses	10,506	10,369	1	20,983	20,892	—
Provisions for credit losses and for benefits and claims	1,717	1,409	22	3,379	3,454	(2)
Income from continuing operations before income taxes	$5,678	$5,770	(2)%	$11,659	$10,757	8%
Income taxes	1,795	1,723	4	3,658	3,202	14
Income from continuing operations	$3,883	$4,047	(4)%	$8,001	$7,555	6%
Income (loss) from discontinued operations, net of taxes(1)	21	(23)	NM	3	(25)	NM
Net income before attribution of noncontrolling interests	$3,904	$4,024	(3)%	$8,004	$7,530	6%
Net income attributable to noncontrolling interests	32	26	23	42	31	35
Citigroup’s net income	$3,872	$3,998	(3)%	$7,962	$7,499	6%
Less:
Preferred dividends—Basic	$320	$322	(1)%	$621	$532	17%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	48	53	(9)	103	93	11
Income allocated to unrestricted common shareholders for basic and diluted EPS	$3,504	$3,623	(3)%	$7,238	$6,874	5%
Earnings per share
Basic
Income from continuing operations	$1.27	1.25	2	$2.63	2.36	11
Net income	1.28	1.24	3	2.63	2.35	12
Diluted
Income from continuing operations	$1.27	$1.25	2%	$2.63	$2.36	11%
Net income	1.28	1.24	3	2.63	2.35	12
Dividends declared per common share	0.16	0.05	NM	0.32	0.10	NM

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

Citigroup Inc. and Consolidated Subsidiaries
	Second Quarter			Six Months
In millions of dollars, except per-share amounts, ratios and direct staff	2017	2016	% Change	2017	2016	% Change
At June 30:
Total assets	$1,864,063	$1,818,771	2%
Total deposits	958,743	937,852	2
Long-term debt	225,179	207,448	9
Citigroup common stockholders’ equity	210,766	212,635	(1)
Total Citigroup stockholders’ equity	230,019	231,888	(1)
Direct staff (in thousands)	214	220	(3)
Performance metrics
Return on average assets	0.83%	0.89%		0.87%	0.84%
Return on average common stockholders’ equity(2)	6.8	7.0		7.1	6.7
Return on average total stockholders’ equity(2)	6.8	7.0		7.1	6.7
Efficiency ratio (Total operating expenses/Total revenues)	59	59		58	60
Basel III ratios—full implementation
Common Equity Tier 1 Capital(3)	13.06%	12.53%
Tier 1 Capital(3)	14.74	14.12
Total Capital(3)	16.93	16.13
Supplementary Leverage ratio(4)	7.24	7.48
Citigroup common stockholders’ equity to assets	11.31%	11.69%
Total Citigroup stockholders’ equity to assets	12.34	12.75
Dividend payout ratio(5)	12.5	4.0		12.2%	4.3%
Total payout ratio(6)	63	40		61	42
Book value per common share	$77.36	$73.19	6%
Tangible book value (TBV) per share(7)	67.32	63.53	6
Ratio of earnings to fixed charges and preferred stock dividends	2.28x	2.63x		2.39x	2.59x

(1)	See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

(2)
The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.

(3)
Citi’s reportable Common Equity Tier 1 (CET1) Capital and Tier 1 Capital ratios were the lower derived under the U.S. Basel III Standardized Approach at June 30, 2017, and U.S. Basel III Advanced Approaches at June 30, 2016. Citi’s reportable Total Capital ratios were derived under the U.S. Basel III Advanced Approaches for both periods presented. This reflects the U.S. Basel III requirement to report the lower of risk-based capital ratios under both the Standardized Approach and Advanced Approaches in accordance with the Collins Amendment of the Dodd-Frank Act.

(4)	Citi’s Supplementary Leverage ratio reflects full implementation of the U.S. Basel III rules.

(5)	Dividends declared per common share as a percentage of net income per diluted share.

(6)
Total common dividends declared plus common stock repurchases as a percentage of net income available to common shareholders. See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 9 to the Consolidated Financial Statements and “Equity Security Repurchases” below for the component details.

(7)	For information on TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity” below.
NM Not Meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	Second Quarter			Six Months
In millions of dollars	2017	2016	% Change	2017	2016	% Change
Income from continuing operations
Global Consumer Banking
North America	$670	$815	(18)%	$1,297	$1,648	(21)%
Latin America	136	173	(21)	266	319	(17)
Asia(1)	323	297	9	569	512	11
Total	$1,129	$1,285	(12)%	$2,132	$2,479	(14)%
Institutional Clients Group
North America	$1,112	$1,005	11%	$2,212	$1,551	43%
EMEA	779	695	12	1,634	1,069	53
Latin America	333	392	(15)	808	722	12
Asia	556	523	6	1,137	1,142	—
Total	$2,780	$2,615	6%	$5,791	$4,484	29%
Corporate/Other	(26)	147	NM	78	592	(87)
Income from continuing operations	$3,883	$4,047	(4)%	$8,001	$7,555	6%
Discontinued operations	$21	$(23)	NM	$3	$(25)	NM
Net income attributable to noncontrolling interests	32	26	23	42	31	35
Citigroup’s net income	$3,872	$3,998	(3)%	$7,962	$7,499	6%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

CITIGROUP REVENUES

	Second Quarter			Six Months
In millions of dollars	2017	2016	% Change	2017	2016	% Change
Global Consumer Banking
North America	$4,944	$4,709	5%	$9,888	$9,539	4%
Latin America	1,290	1,236	4	2,441	2,465	(1)
Asia(1)	1,801	1,729	4	3,523	3,384	4
Total	$8,035	$7,674	5%	$15,852	$15,388	3%
Institutional Clients Group
North America	$3,568	$3,393	5%	$7,023	$6,373	10%
EMEA	2,837	2,577	10	5,644	4,744	19
Latin America	1,042	1,022	2	2,169	1,984	9
Asia	1,766	1,697	4	3,503	3,483	1
Total	$9,213	$8,689	6%	$18,339	$16,584	11%
Corporate/Other	653	1,185	(45)	1,830	3,131	(42)
Total Citigroup net revenues	$17,901	$17,548	2%	$36,021	$35,103	3%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup Parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$9,260	$65,850	$110,972	$—	$186,082
Federal funds sold and securities borrowed or purchased under agreements to resell	358	233,076	631	—	234,065
Trading account assets	6,414	251,170	2,022	—	259,606
Investments	10,255	113,078	228,377	—	351,710
Loans, net of unearned income and allowance for loan losses	290,001	316,842	25,827	—	632,670
Other assets	38,143	103,046	58,741	—	199,930
Liquidity assets(4)	64,378	269,709	(334,087)	—	—
Total assets	$418,809	$1,352,771	$92,483	$—	$1,864,063
Liabilities and equity
Total deposits	$309,320	$623,533	$25,890	$—	$958,743
Federal funds purchased and securities loaned or sold under agreements to repurchase	4,061	150,711	8	—	154,780
Trading account liabilities	13	136,273	459	—	136,745
Short-term borrowings	602	20,455	15,462	—	36,519
Long-term debt(3)	1,178	34,179	42,565	147,257	225,179
Other liabilities	17,999	83,118	19,873	—	120,990
Net inter-segment funding (lending)(3)	85,636	304,502	(12,862)	(377,276)	—
Total liabilities	$418,809	$1,352,771	$91,395	$(230,019)	$1,632,956
Total equity(5)	—	—	1,088	230,019	231,107
Total liabilities and equity	$418,809	$1,352,771	$92,483	$—	$1,864,063

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of June 30, 2017. The respective segment information depicts the assets and liabilities managed by each segment as of such date.

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

This page intentionally left blank.

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,570 branches in 19 countries and jurisdictions as of June 30, 2017. At June 30, 2017, GCB had approximately $419 billion in assets and $309 billion in deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	Second Quarter			Six Months
In millions of dollars except as otherwise noted	2017	2016	% Change	2017	2016	% Change
Net interest revenue	$6,699	$6,308	6%	$13,221	$12,660	4%
Non-interest revenue	1,336	1,366	(2)%	2,631	2,728	(4)%
Total revenues, net of interest expense	$8,035	$7,674	5%	$15,852	$15,388	3%
Total operating expenses	$4,497	$4,297	5%	$8,912	$8,698	2%
Net credit losses	$1,615	$1,374	18%	$3,218	$2,745	17%
Credit reserve build (release)	125	23	NM	302	108	NM
Provision (release) for unfunded lending commitments	(1)	8	NM	5	9	(44)%
Provision for benefits and claims	23	20	15%	52	48	8%
Provisions for credit losses and for benefits and claims	$1,762	$1,425	24%	$3,577	$2,910	23%
Income from continuing operations before taxes	$1,776	$1,952	(9)%	$3,363	$3,780	(11)%
Income taxes	647	667	(3)	1,231	1,301	(5)
Income from continuing operations	$1,129	$1,285	(12)%	$2,132	$2,479	(14)%
Noncontrolling interests	4	1	NM	5	3	67
Net income	$1,125	$1,284	(12)%	$2,127	$2,476	(14)%
Balance Sheet data (in billions of dollars)
Total EOP assets	$419	$399	5%
Average assets	414	387	7	$413	$382	8%
Return on average assets	1.09%	1.33%		1.04%	1.30%
Efficiency ratio	56%	56%		56%	57%
Average deposits	$307	$297	3%	$305	$296	3%
Net credit losses as a percentage of average loans	2.20%	2.02%		2.22%	2.03%
Revenue by business
Retail banking	$3,299	$3,242	2%	$6,454	$6,429	—%
Cards(1)	4,736	4,432	7	9,398	8,959	5
Total	$8,035	$7,674	5%	$15,852	$15,388	3%
Income from continuing operations by business
Retail banking	$420	$472	(11)%	$759	$770	(1)%
Cards(1)	709	813	(13)	1,373	1,709	(20)
Total	$1,129	$1,285	(12)%	$2,132	$2,479	(14)%
Table continues on the next page.

Foreign currency (FX) translation impact
Total revenue—as reported	$8,035	$7,674	5%	$15,852	$15,388	3%
Impact of FX translation(2)	—	(23)		—	(126)
Total revenues—ex-FX(3)	$8,035	$7,651	5%	$15,852	$15,262	4%
Total operating expenses—as reported	$4,497	$4,297	5%	$8,912	$8,698	2%
Impact of FX translation(2)	—	(9)		—	(50)
Total operating expenses—ex-FX(3)	$4,497	$4,288	5%	$8,912	$8,648	3%
Total provisions for LLR & PBC—as reported	$1,762	$1,425	24%	$3,577	$2,910	23%
Impact of FX translation(2)	—	(7)		—	(37)
Total provisions for LLR & PBC—ex-FX(3)	$1,762	$1,418	24%	$3,577	$2,873	25%
Net income—as reported	$1,125	$1,284	(12)%	$2,127	$2,476	(14)%
Impact of FX translation(2)	—	(6)		—	(30)
Net income—ex-FX(3)	$1,125	$1,278	(12)%	$2,127	$2,446	(13)%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the second quarter of 2017 and year-to-date 2017 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

NORTH AMERICA GCB
North America GCB provides traditional retail banking, including commercial banking, and its Citi-branded cards and Citi retail services card products to retail customers and small to mid-size businesses, as applicable, in the U.S. North America GCB’s U.S. cards product portfolio includes its proprietary portfolio (including the Citi Double Cash, Thank You and Value cards) and co-branded cards (including, among others, American Airlines and Costco) within Citi-branded cards as well as its co-brand and private label relationships (including, among others, Sears, The Home Depot, Macy’s and Best Buy) within Citi retail services. As previously announced, the Hilton Honors co-brand credit card partnership with Citi will terminate as of year-end 2017.  The termination is not expected to have a material impact to North America GCB’s results of operations or financial condition.
As of June 30, 2017, North America GCB’s 695 retail bank branches are concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of June 30, 2017, North America GCB had approximately 9.5 million retail banking customer accounts, $55.6 billion in retail banking loans and $185.2 billion in deposits. In addition, North America GCB had approximately 120 million Citi-branded and Citi retail services credit card accounts with $130.8 billion in outstanding card loan balances.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2017	2016	% Change	2017	2016	% Change
Net interest revenue	$4,633	$4,331	7%	$9,250	$8,729	6%
Non-interest revenue	311	378	(18)	638	810	(21)
Total revenues, net of interest expense	$4,944	$4,709	5%	$9,888	$9,539	4%
Total operating expenses	$2,577	$2,426	6%	$5,153	$4,926	5%
Net credit losses	$1,181	$954	24%	$2,371	$1,887	26%
Credit reserve build (release)	101	49	NM	253	128	98
Provision for unfunded lending commitments	2	7	(71)	9	7	29
Provisions for benefits and claims	8	8	—%	14	17	(18)
Provisions for credit losses and for benefits and claims	$1,292	$1,018	27%	$2,647	$2,039	30%
Income from continuing operations before taxes	$1,075	$1,265	(15)%	$2,088	$2,574	(19)%
Income taxes	405	450	(10)	791	926	(15)
Income from continuing operations	$670	$815	(18)%	$1,297	$1,648	(21)%
Noncontrolling interests	—	(1)	NM	—	(1)	NM
Net income	$670	$816	(18)%	$1,297	$1,649	(21)%
Balance Sheet data (in billions of dollars)
Average assets	$243	$218	11%	$244	$215	13%
Return on average assets	1.11%	1.51%		1.07%	1.54%
Efficiency ratio	52%	52%		52%	52%
Average deposits	$185.1	$182.1	2%	$185.3	$181.4	2%
Net credit losses as a percentage of average loans	2.58%	2.34%		2.61%	2.33%
Revenue by business
Retail banking	$1,291	$1,313	(2)%	$2,547	$2,603	(2)%
Citi-branded cards	2,079	1,886	10	4,175	3,746	11
Citi retail services	1,574	1,510	4	3,166	3,190	(1)
Total	$4,944	$4,709	5%	$9,888	$9,539	4%
Income from continuing operations by business
Retail banking	$140	$172	(19)%	$223	$261	(15)%
Citi-branded cards	305	320	(5)	553	673	(18)
Citi retail services	225	323	(30)	521	714	(27)
Total	$670	$815	(18)%	$1,297	$1,648	(21)%

NM Not meaningful

2Q17 vs. 2Q16
Net income decreased 18% due to significantly higher cost of credit, driven by the impact of the Costco portfolio acquisition (completed June 17, 2016), and higher expenses, partially offset by higher revenues.
Revenues increased 5%, reflecting higher revenues in Citi-branded cards and Citi retail services, partially offset by lower revenues in retail banking.
Retail banking revenues declined 2%, reflecting lower mortgage revenues. The decline in mortgage revenues was driven by lower origination activity and higher cost of funds, as well as the impact of the previously announced sale of a portion of Citi’s mortgage servicing rights (MSR). Excluding mortgage revenues, retail banking revenues were up 7%, driven by continued growth in average loans (6%), deposits (2%), and asset under management (10%), as well as a benefit from higher interest rates. Citi expects higher interest rates and the impact of the MSR sale to continue to negatively impact mortgage revenues during the remainder of 2017.
Cards revenues increased 8%. In Citi-branded cards, revenues increased 10%, largely reflecting the impact of the Costco portfolio acquisition and modest organic growth in Citi’s core portfolios. This increase in revenues was partially offset by the runoff of non-core portfolios, which is expected to be an ongoing headwind during the remainder of 2017. Average loans grew 25% (3% excluding Costco) and purchase sales grew 52% (3% excluding Costco).
Citi retail services revenues increased 4%, primarily driven by continued loan growth and a favorable prior-period comparison, partially offset by the continued impact of the previously disclosed renewal and extension of certain partnerships within the portfolio. Average loans were up 4% and purchase sales were up 2%.
Expenses increased 6%, primarily driven by the addition of the Costco portfolio, volume growth and continued investments, partially offset by efficiency savings.
Provisions increased 27% from the prior-year period, driven by higher net credit losses and a higher net loan loss reserve build.
Net credit losses increased 24%, primarily driven by higher losses in Citi-branded cards and Citi retail services. In Citi-branded cards, net credit losses increased 31% to $611 million, primarily due to the Costco portfolio acquisition, organic volume growth and seasoning. In Citi retail services, net credit losses increased 20% to $531 million, primarily due to volume growth and seasoning and the impact of changes in collection processes. The net loan loss reserve build in the second quarter of 2017 was $103 million, compared to a build of $56 million in the prior-year period, largely supporting volume growth and the impact of changes in collections processes in Citi retail services.
For additional information on North America GCB’s retail banking, including commercial banking, and its Citi-branded cards and Citi retail services portfolios, see “Credit Risk—Consumer Credit” below.

2017 YTD vs. 2016 YTD
Year-to-date, North America GCB has experienced similar trends to those described above. Net income decreased 21% due to higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 4%, reflecting higher revenues in cards, partially offset by lower revenues in retail banking. Retail banking revenues decreased 2%, driven by the same factors described above. Cards revenues increased 6%. In Citi-branded cards, revenues increased 11%, driven by the same factors described above. Citi retail services revenues were down 1%, driven by the continued impact of the renewal and extension of certain partnerships, as well as the absence of gains on sales of two cards portfolios in the first quarter of 2016, partially offset by loan growth.
Expenses increased 5%, driven by the same factors described above.
Provisions increased 30%, driven by the same factors described above. Net credit losses increased 26% and the net loan loss reserve build of $262 million increased $127 million.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses in Mexico through Citibanamex, one of Mexico’s largest banks.
At June 30, 2017, Latin America GCB had 1,496 retail branches in Mexico, with approximately 28.0 million retail banking customer accounts, $21.0 billion in retail banking loans and $28.7 billion in deposits. In addition, the business had approximately 5.7 million Citi-branded card accounts with $5.5 billion in outstanding loan balances.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2017	2016	% Change	2017	2016
Net interest revenue	$917	$861	7%	$1,717	$1,714	—%
Non-interest revenue	373	375	(1)%	724	751	(4)%
Total revenues, net of interest expense	$1,290	$1,236	4%	$2,441	$2,465	(1)%
Total operating expenses	$735	$725	1%	$1,394	$1,443	(3)%
Net credit losses	$277	$260	7%	$530	$538	(1)%
Credit reserve build (release)	50	(2)	NM	62	15	NM
Provision (release) for unfunded lending commitments	(1)	1	NM	(1)	2	NM
Provision for benefits and claims	15	12	25%	38	31	23%
Provisions for credit losses and for benefits and claims (LLR & PBC)	$341	$271	26%	$629	$586	7%
Income from continuing operations before taxes	$214	$240	(11)%	$418	$436	(4)%
Income taxes	78	67	16	152	117	30
Income from continuing operations	$136	$173	(21)%	$266	$319	(17)%
Noncontrolling interests	2	1	100	3	2	50
Net income	$134	$172	(22)%	$263	$317	(17)%
Balance Sheet data (in billions of dollars)
Average assets	$46	$50	(8)%	$45	$50	(10)%
Return on average assets	1.17%	1.38%		1.18%	1.27%
Efficiency ratio	57%	59%		57%	59%
Average deposits	$27.8	$25.9	7%	$26.6	$26.0	2%
Net credit losses as a percentage of average loans	4.36%	4.30%		4.38%	4.43%
Revenue by business
Retail banking	$923	$853	8%	$1,759	$1,709	3%
Citi-branded cards	367	383	(4)	682	756	(10)
Total	$1,290	$1,236	4%	$2,441	$2,465	(1)%
Income from continuing operations by business
Retail banking	$87	$96	(9)%	$173	$186	(7)%
Citi-branded cards	49	77	(36)	93	133	(30)
Total	$136	$173	(21)%	$266	$319	(17)%

FX translation impact
Total revenues—as reported	$1,290	$1,236	4%	$2,441	$2,465	(1)%
Impact of FX translation(1)	—	(37)		—	(160)
Total revenues—ex-FX(2)	$1,290	$1,199	8%	$2,441	$2,305	6%
Total operating expenses—as reported	$735	$725	1%	$1,394	$1,443	(3)%
Impact of FX translation(1)	—	(18)		—	(73)
Total operating expenses—ex-FX(2)	$735	$707	4%	$1,394	$1,370	2%
Provisions for LLR & PBC—as reported	$341	$271	26%	$629	$586	7%
Impact of FX translation(1)	—	(8)		—	(39)
Provisions for LLR & PBC—ex-FX(2)	$341	$263	30%	$629	$547	15%
Net income—as reported	$134	$172	(22)%	$263	$317	(17)%
Impact of FX translation(1)	—	(9)		—	(37)
Net income—ex-FX(2)	$134	$163	(18)%	$263	$280	(6)%

(1)	Reflects the impact of FX translation into U.S. dollars at the second quarter of 2017 and year-to-date 2017 average exchange rates for all periods presented.

(2)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q17 vs. 2Q16
Net income decreased 18%, primarily driven by higher credit costs and expenses, partially offset by higher revenues.
Revenues increased 8%, driven by higher revenues in
retail banking, partially offset by modestly lower revenues in cards.
Retail banking revenues grew by 12%, reflecting continued growth in volumes, including an increase in average loans (8%), largely driven by the commercial and small business portfolios, and an increase in average deposits (10%), as well as improved deposit spreads. Cards revenues decreased 1%, reflecting continued higher cost to fund non-revolving loans, largely offset by increased purchase sales (10%). Average card loans grew 6%. While revolving card loan balance trends continued to improve during the quarter, Latin America GCB expects cards revenues to remain under pressure in the near term.
Expenses increased 4%, as ongoing investment spending and business growth were partially offset by efficiency savings.
Provisions increased 30%, primarily driven by a higher net loan loss reserve build (increase of $51 million) and higher net credit losses (10%), largely reflecting volume growth and seasonality.
For additional information on Latin America GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

2017 YTD vs. 2016 YTD
Year-to-date, Latin America GCB has experienced similar trends to those described above. Net income decreased 6%, driven by the same factors described above.
Revenues increased 6%, primarily due to higher revenues in retail banking, partially offset by lower revenues in cards. Retail banking revenues increased 10%, driven by the same factors described above as well as the impact of business divestitures. Cards revenues decreased 3%, driven by the same factors described above.
Expenses increased 2%, as ongoing investment spending was partially offset by efficiency savings.
Provisions increased 15% largely driven by the same factors described above.

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses, as applicable. During the second quarter of 2017, Citi’s most significant revenues in the region were from Hong Kong, Singapore, Korea, Australia, India, Taiwan, Indonesia, Philippines, Thailand and Malaysia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily in Poland, Russia and the United Arab Emirates.
At June 30, 2017, on a combined basis, the businesses had 379 retail branches, approximately 16.3 million retail banking customer accounts, $66.8 billion in retail banking loans and $95.4 billion in deposits. In addition, the businesses had approximately 16.7 million Citi-branded card accounts with $18.8 billion in outstanding loan balances.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted (1)	2017	2016	% Change	2017	2016
Net interest revenue	$1,149	$1,116	3%	$2,254	$2,217	2%
Non-interest revenue	652	613	6	1,269	1,167	9
Total revenues, net of interest expense	$1,801	$1,729	4%	$3,523	$3,384	4%
Total operating expenses	$1,185	$1,146	3%	$2,365	$2,329	2%
Net credit losses	$157	$160	(2)%	$317	$320	(1)%
Credit reserve build (release)	(26)	(24)	(8)	(13)	(35)	63
Provision (release) for unfunded lending commitments	(2)	—	NM	(3)	—	NM
Provisions for credit losses	$129	$136	(5)%	$301	$285	6%
Income from continuing operations before taxes	$487	$447	9%	$857	$770	11%
Income taxes	164	150	9	288	258	12
Income from continuing operations	$323	$297	9%	$569	$512	11%
Noncontrolling interests	2	1	100	2	2	—
Net income	$321	$296	8%	$567	$510	11%
Balance Sheet data (in billions of dollars)
Average assets	$125	$119	5%	$124	$118	5%
Return on average assets	1.03%	1.00%		0.92%	0.87%
Efficiency ratio	66%	66%		67%	69%
Average deposits	$94.3	$89.4	5%	$93.5	$88.3	6%
Net credit losses as a percentage of average loans	0.74%	0.76%		0.76%	0.76%
Revenue by business
Retail banking	$1,085	$1,076	1%	$2,148	$2,117	1%
Citi-branded cards	716	653	10	1,375	1,267	9
Total	$1,801	$1,729	4%	$3,523	$3,384	4%
Income from continuing operations by business
Retail banking	$193	$204	(5)%	$363	$323	12%
Citi-branded cards	130	93	40	206	189	9
Total	$323	$297	9%	$569	$512	11%

FX translation impact
Total revenues—as reported	$1,801	$1,729	4%	$3,523	$3,384	4%
Impact of FX translation(2)	—	14		—	34
Total revenues—ex-FX(3)	$1,801	$1,743	3%	$3,523	$3,418	3%
Total operating expenses—as reported	$1,185	$1,146	3%	$2,365	$2,329	2%
Impact of FX translation(2)	—	9		—	23
Total operating expenses—ex-FX(3)	$1,185	$1,155	3%	$2,365	$2,352	1%
Provisions for loan losses—as reported	$129	$136	(5)%	$301	$285	6%
Impact of FX translation(2)	—	1		—	2
Provisions for loan losses—ex-FX(3)	$129	$137	(6)%	$301	$287	5%
Net income—as reported	$321	$296	8%	$567	$510	11%
Impact of FX translation(2)	—	3		—	7
Net income—ex-FX(3)	$321	$299	7%	$567	$517	10%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the second quarter of 2017 and year-to-date 2017 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q17 vs. 2Q16
Net income increased 7%, reflecting higher revenues and lower cost of credit, partially offset by higher expenses.
Revenues increased 3%, driven by improvement in cards and wealth management revenues, partially offset by lower retail lending revenues.
Retail banking revenues were largely unchanged, primarily due to an increase in wealth management revenues, offset by the repositioning of the retail loan portfolio. Wealth management revenues increased due to improvement in investor sentiment, stronger equity markets and an increase in assets under management (9%) and investment sales (27%). These increases were offset by continued lower lending revenues (down 3%), reflecting continued lower average loans (decrease of 2%) due to the optimization of this portfolio away from lower-yielding mortgage loans to focus on growing higher-return personal loans.
Cards revenues increased 9%, reflecting 6% growth in average loans and 7% growth in purchase sales, both of which benefited from the previously disclosed portfolio acquisition in Australia in the first quarter of 2017. Cards revenues also benefitted from a modest gain from the sale of merchant acquiring businesses in certain countries.
Expenses increased 3%, resulting from volume growth and ongoing investment spending, partially offset by efficiency savings.
Provisions decreased 6%, driven by an increase in net loan loss reserve releases and lower net credit losses. Overall credit quality continued to remain stable in the region.
For additional information on Asia GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

2017 YTD vs. 2016 YTD
Year-to-date, Asia GCB has experienced similar trends to
those described above. Net income increased 10% due to higher revenues, partially offset by higher expenses and cost of credit.
Revenues increased 3%, primarily due to an increase in cards revenues. Retail banking revenues were largely unchanged, driven by the same factors described above. Cards revenues increased 8%, driven by the same factors described above.
Expenses increased 1%, driven by business volumes.
Provisions increased 5%, primarily due to a higher net loan loss reserve build in the first quarter of 2017 related to the card portfolio acquisition in Australia, partially offset by lower net credit losses.

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
ICG revenue is generated primarily from fees and spreads associated with these activities. ICG earns fee income for assisting clients in clearing transactions, providing brokerage and investment banking services and other such activities. Revenue generated from these activities is recorded in Commissions and fees and Investment banking. Revenue is also generated from transaction processing and assets under custody and administration. Revenue generated from these activities is primarily recorded in Administration and other fiduciary fees. In addition, as a market maker, ICG facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions (for additional information on Principal transactions revenue, see Note 6 to the Consolidated Financial Statements). Other primarily includes mark-to-market gains and losses on certain credit derivatives, gains and losses on available-for-sale (AFS) securities and other non-recurring gains and losses. Interest income earned on assets held less interest paid to customers on deposits and long- and short-term debt is recorded as Net interest revenue.
The amount and types of Markets revenues are impacted by a variety of interrelated factors, including market liquidity; changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices and credit spreads, as well as their implied volatilities; investor confidence; and other macroeconomic conditions. Assuming all other market conditions do not change, increases in client activity levels or bid/offer spreads generally result in increases in revenues. However, changes in market conditions can significantly impact client activity levels, bid/offer spreads and the fair value of product inventory. For example, a decrease in market liquidity may increase bid/offer spreads, decrease client activity levels and widen credit spreads on product inventory positions.
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
In the Markets businesses, client revenues are those revenues directly attributable to client transactions at the time of inception, including commissions, interest or fees earned. Client revenues do not include the results of client facilitation activities (for example, holding product inventory in anticipation of client demand) or the results of certain economic hedging activities.
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 98 countries and jurisdictions. At June 30, 2017, ICG had approximately $1.4 trillion of assets and $624 billion of deposits, while two of its businesses—securities services and issuer services—managed approximately $16.5 trillion of assets under custody compared to $15.3 trillion at the end of the prior-year period.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2017	2016	% Change	2017	2016
Commissions and fees	$1,020	$956	7%	$2,005	$1,960	2%
Administration and other fiduciary fees	719	638	13	1,363	1,235	10
Investment banking	1,180	1,029	15	2,224	1,769	26
Principal transactions	2,079	1,912	9	4,747	3,488	36
Other(1)	240	46	NM	235	39	NM
Total non-interest revenue	$5,238	$4,581	14%	$10,574	$8,491	25%
Net interest revenue (including dividends)	3,975	4,108	(3)	7,765	8,093	(4)
Total revenues, net of interest expense	$9,213	$8,689	6%	$18,339	$16,584	11%
Total operating expenses	$5,019	$4,763	5%	$9,964	$9,635	3%
Net credit losses	$71	$141	(50)%	$96	$352	(73)%
Credit reserve build (release)	(15)	(26)	42	(191)	82	NM
Provision (release) for unfunded lending commitments	31	(33)	NM	(23)	38	NM
Provisions for credit losses	$87	$82	6%	$(118)	$472	NM
Income from continuing operations before taxes	$4,107	$3,844	7%	$8,493	$6,477	31%
Income taxes	1,327	1,229	8	2,702	1,993	36
Income from continuing operations	$2,780	$2,615	6%	$5,791	$4,484	29%
Noncontrolling interests	18	17	6	33	27	22
Net income	$2,762	$2,598	6%	$5,758	$4,457	29%
EOP assets (in billions of dollars)	$1,353	$1,303	4%
Average assets (in billions of dollars)	1,360	1,300	5	$1,339	$1,286	4%
Return on average assets	0.81%	0.80%		0.87%	0.70%
Efficiency ratio	54	55		54	58
Revenues by region
North America	$3,568	$3,393	5%	$7,023	$6,373	10%
EMEA	2,837	2,577	10	5,644	4,744	19
Latin America	1,042	1,022	2	2,169	1,984	9
Asia	1,766	1,697	4	3,503	3,483	1
Total	$9,213	$8,689	6%	$18,339	$16,584	11%
Income from continuing operations by region
North America	$1,112	$1,005	11%	$2,212	$1,551	43%
EMEA	779	695	12	1,634	1,069	53
Latin America	333	392	(15)	808	722	12
Asia	556	523	6	1,137	1,142	—
Total	$2,780	$2,615	6%	$5,791	$4,484	29%
Average loans by region (in billions of dollars)
North America	$146	$138	6%	$143	$135	6%
EMEA	67	67	—	66	65	2
Latin America	37	38	(3)	37	39	(5)
Asia	62	61	2	61	61	—
Total	$312	$304	3%	$307	$300	2%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$421	$407	3%
All other ICG businesses	203	202	—
Total	$624	$609	2%

(1)
First quarter of 2016 includes a previously disclosed charge of approximately $180 million, primarily reflecting the write-down of Citi’s net investment in Venezuela as a result of changes in the exchange rate during the quarter.

NM Not meaningful

ICG Revenue Details—Excluding Gain (Loss) on Loan Hedges

	Second Quarter			Six Months		% Change
In millions of dollars	2017	2016	% Change	2017	2016
Investment banking revenue details
Advisory	$314	$238	32%	$560	$465	20%
Equity underwriting	295	174	70	530	292	82
Debt underwriting	877	803	9	1,610	1,331	21
Total investment banking	$1,486	$1,215	22%	$2,700	$2,088	29%
Treasury and trade solutions	2,065	1,999	3	4,140	3,902	6
Corporate lending—excluding (loss) on loan hedges(1)	477	383	25	911	831	10
Private bank	788	674	17	1,532	1,358	13
Total banking revenues (ex-gain/(loss) on loan hedges)	$4,816	$4,271	13%	$9,283	$8,179	13%
Corporate lending—gain/(loss) on loan hedges(1)	$9	$(203)	NM	$(106)	$(269)	61%
Total banking revenues (including gain/(loss) on loan hedges)	$4,825	$4,068	19%	$9,177	$7,910	16%
Fixed income markets	$3,215	$3,432	(6)%	$6,837	$6,483	5%
Equity markets	691	776	(11)	1,460	1,473	(1)
Securities services	584	529	10	1,127	1,090	3
Other(2)	(102)	(116)	12	(262)	(372)	30
Total markets and securities services revenues	$4,388	$4,621	(5)%	$9,162	$8,674	6%
Total revenues, net of interest expense	$9,213	$8,689	6%	$18,339	$16,584	11%
Commissions and fees	$154	$113	36%	$294	$237	24%
Principal transactions(3)	1,890	1,765	7	4,208	3,109	35
Other	181	213	(15)	330	429	(23)
Total non-interest revenue	$2,225	$2,091	6%	$4,832	$3,775	28%
Net interest revenue	990	1,341	(26)	2,005	2,708	(26)
Total fixed income markets	$3,215	$3,432	(6)%	$6,837	$6,483	5%
Rates and currencies	$2,227	$2,461	(10)%	$4,730	$4,697	1%
Spread products / other fixed income	988	971	2	2,107	1,786	18
Total fixed income markets	$3,215	$3,432	(6)%	$6,837	$6,483	5%
Commissions and fees	$313	$319	(2)%	$629	$676	(7)%
Principal transactions(3)	(25)	(48)	48	141	3	NM
Other	(7)	127	NM	1	129	(99)
Total non-interest revenue	$281	$398	(29)%	$771	$808	(5)%
Net interest revenue	410	378	8	689	665	4
Total equity markets	$691	$776	(11)%	$1,460	$1,473	(1)%

(1)
Hedges on accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection. Citigroup's results of operations excluding the impact of gain/(loss) on loan hedges are non-GAAP financial measures.

(2)
First quarter of 2016 includes the previously disclosed charge of approximately $180 million, primarily reflecting the write-down of Citi’s net investment in Venezuela as a result of changes in the exchange rate during the quarter.

(3) Excludes principal transactions revenues of ICG businesses other than Markets, primarily treasury and trade solutions and the private bank.
NM Not meaningful

2Q17 vs. 2Q16
Net income increased 6%, primarily driven by higher revenues, partially offset by higher operating expenses.

•
Revenues increased 6%, reflecting higher revenues in Banking (increase of 19%; increase of 13% excluding gains and losses on hedges on accrual loans), offset by lower revenues in Markets and securities services (decrease of 5%), primarily due to fixed income and equity markets. Banking revenues were driven by strong performance in equity capital markets and M&A advisory as well as improved performance in corporate lending and the private bank. Citi expects revenues in ICG, particularly in its Markets and securities services businesses, will likely continue to reflect the overall market environment, including normal seasonal trends during the remainder of 2017, although ICG revenues may also be impacted by uncertainty around interest rates and tax reform legislation along with continued low market volatility.

Within Banking:

•
Investment banking revenues increased 22%, reflecting strength across all products and regions, particularly in North America and EMEA, despite a slight decline in overall market wallet from the prior-year period. Debt underwriting revenues increased 9%, reflecting continued momentum driven by wallet share gains. Equity underwriting revenues increased 70%, reflecting an increase in wallet share and higher overall market activity. Advisory revenues increased 32%, largely reflecting an increase in wallet share.

•
Treasury and trade solutions revenues increased 3%. Excluding the impact of FX translation, revenues increased 4%, reflecting strength in North America, Asia and EMEA. The increase in revenues was driven by fee growth reflecting continued volume growth as well as improved deposit spreads, partially offset by lower trade revenues. End-of-period deposit balances increased 3% (4% excluding the impact of FX translation), driven by North America, while average trade loans increased 4% (3% excluding the impact of FX translation).

•
Corporate lending revenues increased $306 million to $486 million. Excluding the mark-to-market impact of loan hedges, revenues increased 25%, driven by North America. The increase in revenues was driven by lower hedging costs and the absence of a prior-period adjustment to the residual value of a lease financing transaction, while average loans declined modestly (1%).

•
Private bank revenues increased 17%, reflecting strength across all products and regions. The increase in revenues was driven by higher loan and deposit growth, improved deposit spreads, higher managed investments revenues and increased capital markets activity.

Within Markets and securities services:

•
Fixed income markets revenues decreased 6%, primarily due to lower revenues in North America, Asia and Latin America, as client activity was impacted by low volatility in the current quarter. Net interest revenues were lower (down 26%), largely due to a change in the mix of trading positions in support of client activity, which was partially offset by higher principal transactions revenues (up 7%). Rates and currencies revenues decreased 10%, reflecting weaker performance across all regions. The decrease was driven mainly by lower G10 currencies revenues due to the low volatility in the current quarter and higher revenues in the prior-year period following the vote in the U.K. in favor of its withdrawal from the European Union. G10 rates and local markets revenues were broadly stable. Spread products and other fixed income revenues increased 2%, primarily driven by higher client activity in securitized products in North America and EMEA, as higher commodities and other fixed income revenues were offset by lower credit products and municipals revenues.

•
Equity markets revenues decreased by 11%, driven by the absence of episodic activity in the prior-year period, partially offset by strength in investor client activity, particularly in EMEA and Asia. Equity derivatives revenues declined from the prior-year period due to the absence of episodic activity and the impact of low volatility in the current quarter. This was partially offset by higher prime finance and delta one revenues due to continued growth in client balances, as well as higher cash equities revenues. Commissions revenues declined slightly, reflecting the ongoing shift to electronic trading by clients across the industry.

•
Securities services revenues increased by 10%. Excluding the impact of FX translation, revenues increased 12%, reflecting strength in North America, Asia and Latin America. The increase was driven by growth in deposit balances and higher net interest revenues that benefited from the rising interest rate environment. Fee revenues continued to increase, driven by growth in assets under custody and the increased client volumes.

Expenses increased 5% as higher incentive compensation, investments and volume-related expenses were partially offset by a benefit from FX translation and efficiency savings.
Provisions increased 6% to $87 million, reflecting a net loan loss reserve build of $16 million (compared to a $59 million release in the prior-year period, largely related to energy and energy-related exposures) and lower net credit losses of $71 million ($141 million in the prior-year period). The decline in net credit losses reflected improvement in the energy sector.

2017 YTD vs. 2016 YTD
Net income increased 29%, primarily driven by higher revenues and lower credit costs, partially offset by higher expenses.

•
Revenues increased 11%, reflecting higher revenues in Markets and securities services (increase of 6%) and higher revenues in Banking (increase of 16%; increase of 13% excluding the losses on hedges on accrual loans).

Within Banking:

•
Investment banking revenues increased 29%, largely reflecting year-over-year gains in wallet share and an improvement from the industry-wide slowdown in activity levels during the first half of 2016. Advisory revenues increased 20%, reflecting a strong performance in the first half of 2017. Equity underwriting revenues increased 82%, while debt underwriting revenues increased 21%, both primarily due to increased wallet share, as well as higher market activity.

•	Treasury and trade solutions revenues increased 6% primarily driven by continued growth in deposit and loan volumes, improved spreads and strong fee growth across most cash products.

•
Corporate lending revenues increased 43%. Excluding the impact of losses on hedges on accrual loans, revenues increased 10%, driven by lower hedging costs in the current period and the absence of a prior-period adjustment to the residual value of a lease financing transaction.

•	Private bank revenues increased 13%, reflecting increasing deposit spreads and volume growth, growth in loans and higher managed investments revenues.

Within Markets and securities services:

•
Fixed income markets revenues increased by 5%, due to higher revenues in North America and EMEA. Rates and currencies revenues increased 1% due to higher rates revenues in EMEA, partially offset by a decrease in G10 currencies revenues reflecting the low volatility and lower client activity in all regions. Spread products and other fixed income revenues increased 18%, primarily due to a recovery from the challenging trading environment in the prior-year period, particularly in securitized products.

•
Equity markets revenues declined 1%, as continued growth in client balances and higher client activity, particularly in EMEA and Asia, were more than offset by the absence of episodic activity in the prior-year period in North America. Equity derivatives revenues declined, driven by the same factors described above. Cash equities revenues decreased primarily due to lower commissions in the first quarter of 2017. These declines were partially offset by higher revenues due to the continued growth in client balances in prime finance and delta one.

•
Securities services revenues increased 3%. Excluding the impact of prior-period divestitures, revenues grew 10%, primarily driven by higher deposit balances and higher net interest revenue, primarily in North America, Asia and

Latin America, and higher fee revenue from growth in assets under custody and client volumes.

Expenses increased 3% from the prior-year period, driven by the same factors described above, partially offset by lower repositioning costs.
Provisions decreased $590 million, primarily reflecting a decline in net credit losses from $352 million in the prior-year period to $96 million and a net loan loss reserve release of $214 million ($120 million build in the period-year period). This lower cost of credit was driven largely by improvement in the energy sector.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury, certain North America and international legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At June 30, 2017, Corporate/Other had $92 billion in assets, a decrease of 21% year-over-year and 11% from December 31, 2016.

	Second Quarter			Six Months		% Change
In millions of dollars	2017	2016	% Change	2017	2016
Net interest revenue	$491	$820	(40)%	$1,036	$1,710	(39)%
Non-interest revenue	162	365	(56)	794	1,421	(44)
Total revenues, net of interest expense	$653	$1,185	(45)%	$1,830	$3,131	(42)%
Total operating expenses	$990	$1,309	(24)%	$2,107	$2,559	(18)%
Net credit losses	$24	$101	(76)%	$105	$243	(57)%
Credit reserve build (release)	(154)	(223)	31	(189)	(254)	26
Provision (release) for unfunded lending commitments	(2)	(5)	60	3	(6)	NM
Provision for benefits and claims	—	29	(100)	1	89	(99)
Provisions for credit losses and for benefits and claims	$(132)	(98)	(35)%	$(80)	72	NM
Income (loss) from continuing operations before taxes	$(205)	$(26)	NM	$(197)	$500	NM
Income taxes (benefits)	(179)	(173)	(3)%	(275)	(92)	NM
Income (loss) from continuing operations	$(26)	$147	NM	$78	$592	(87)%
Income (loss) from discontinued operations, net of taxes	21	(23)	NM	3	(25)	NM
Net income (loss) before attribution of noncontrolling interests	$(5)	$124	NM	$81	$567	(86)%
Noncontrolling interests	10	8	25%	4	1	NM
Net income (loss)	$(15)	$116	NM	$77	$566	(86)%

2Q17 vs. 2Q16
The net loss was $15 million, compared to net income of $116 million in the prior-year period, due to lower revenues, partially offset by lower expenses and lower cost of credit.
Revenues decreased 45%, driven by legacy asset run-off and divestiture activity, as well as the absence of gains related to debt buybacks in the prior-year period.
Expenses decreased 24%, primarily driven by the wind-down of legacy assets.
Provisions decreased 35% to a net benefit of $132 million, primarily due to lower net credit losses, partially offset by a lower net loan loss reserve release. Net credit losses declined 76% to $24 million, reflecting the impact of ongoing divestiture activity. The provision for benefits and claims declined by $29 million to $0, reflecting continued legacy divestitures. The net reserve release declined 32%, reflecting the continued wind-down of legacy activities, primarily in the North America mortgage portfolio. Citi expects that cost of credit in Corporate/Other should be moderately higher in the near term due to normalization of credit costs.

2017 YTD vs. 2016 YTD
Year-to-date, Corporate/Other has experienced similar trends to those described above. Net income declined 86% to $77 million, reflecting lower revenues, partially offset by lower expenses and lower cost of credit.
Revenues decreased 42%, primarily driven by the same factors described above and lower revenue from treasury hedging activity. Revenues in the current period included approximately $750 million in gains on asset sales, which more than offset a roughly $300 million charge related to the exit of Citi’s U.S. mortgage servicing operations.
Expenses decreased 18%, driven by the same factors described above, partially offset by approximately $100 million in episodic expenses primarily related to the exit of the U.S. mortgage servicing operations.
Provisions decreased by $152 million, driven by the same factors described above. Net credit losses declined 57% to $105 million, reflecting the impact of ongoing divestiture activity as well as continued wind-down in the legacy North America mortgage portfolio. The provision for benefits and claims declined by $88 million, reflecting continued legacy divestitures. The net reserve release declined 28%, driven by the same factors described above.

OFF-BALANCE SHEET ARRANGEMENTS

The table below shows the location of a discussion of Citi’s various off-balance sheet arrangements in this Form 10-Q. For additional information on Citi’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” and Notes 1, 21 and 26 to the Consolidated Financial Statements in Citigroup’s 2016 Annual Report on Form 10-K.
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
Further, Citi’s capital levels may also be affected by changes in accounting and regulatory standards, as well as U.S. corporate tax laws and the impact of future events on Citi’s business results, such as changes in interest and foreign exchange rates, as well as business and asset dispositions.
During the second quarter of 2017, Citi returned a total of approximately $2.2 billion of capital to common shareholders in the form of share repurchases (approximately 29 million common shares) and dividends.

Capital Management
Citi’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with each entity’s respective risk profile, management targets and all applicable regulatory standards and guidelines. For additional information regarding Citi’s capital management, see “Capital Resources—Capital Management” in Citigroup’s 2016 Annual Report on Form 10-K.

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
In June 2017, the Federal Reserve Board expressed no objection to Citi’s capital plan, including requested capital actions, in conjunction with the 2017 CCAR. For additional information, see “Equity Security Repurchases” and “Dividends” below.

Current Regulatory Capital Standards
Citi is subject to regulatory capital standards issued by the Federal Reserve Board which constitute the U.S. Basel III rules. These rules establish an integrated capital adequacy framework, encompassing both risk-based capital ratios and leverage ratios. For additional information regarding the risk-based capital ratios, Tier 1 Leverage ratio and Supplementary Leverage ratio, see “Capital Resources—Current Regulatory Capital Standards” in Citigroup’s 2016 Annual Report on Form 10-K.

GSIB Surcharge
The Federal Reserve Board also adopted a rule that imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi. GSIB surcharges under the rule initially range from 1% to 4.5% of total risk-weighted assets. Citi’s initial GSIB surcharge effective January 1, 2016 was 3.5%. However, ongoing efforts in addressing quantitative measures of systemic importance have resulted in a reduction of Citi’s GSIB surcharge to 3%, effective January 1, 2017. For additional information regarding the identification of a GSIB and the methodology for annually determining the GSIB surcharge, see “Capital Resources—Current Regulatory Capital Standards—GSIB Surcharge” in Citigroup’s 2016 Annual Report on Form 10-K.

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
The following tables set forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of June 30, 2017 and December 31, 2016.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	June 30, 2017		December 31, 2016
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$163,786	$163,786	$167,378	$167,378
Tier 1 Capital	179,544	179,544	178,387	178,387
Total Capital (Tier 1 Capital + Tier 2 Capital)	204,790	216,927	202,146	214,938
Total Risk-Weighted Assets	1,157,670	1,163,894	1,166,764	1,126,314
Credit Risk(1)	$755,530	$1,086,259	$773,483	$1,061,786
Market Risk	77,140	77,635	64,006	64,528
Operational Risk	325,000	—	329,275	—
Common Equity Tier 1 Capital ratio(2)	14.15%	14.07%	14.35%	14.86%
Tier 1 Capital ratio(2)	15.51	15.43	15.29	15.84
Total Capital ratio(2)	17.69	18.64	17.33	19.08

In millions of dollars, except ratios	June 30, 2017	December 31, 2016
Quarterly Adjusted Average Total Assets(3)	$1,815,196	$1,768,415
Total Leverage Exposure(4)	2,421,852	2,351,883
Tier 1 Leverage ratio	9.89%	10.09%
Supplementary Leverage ratio	7.41	7.58

(1)
Under the U.S. Basel III rules, credit risk-weighted assets during the transition period reflect the effects of transitional arrangements related to regulatory capital adjustments and deductions and, as a result, will differ from credit risk-weighted assets derived under full implementation of the rules.

(2)
As of June 30, 2017, Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework. As of December 31, 2016, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s risk-based capital ratios at June 30, 2017 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of June 30, 2017.

Components of Citigroup Capital Under Current Regulatory Standards (Basel III Transition Arrangements)

In millions of dollars	June 30, 2017	December 31, 2016
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$210,950	$206,051
Add: Qualifying noncontrolling interests	212	259
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized losses on securities available-for-sale (AFS), net of tax(2)(3)	(20)	(320)
Less: Defined benefit plans liability adjustment, net of tax(3)	(1,062)	(2,066)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(4)	(445)	(560)
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	(233)	(37)
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(6)	21,589	20,858
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(3)	3,670	2,926
Less: Defined benefit pension plan net assets(3)	637	514
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(7)	16,666	12,802
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(3)(7)(8)	6,574	4,815
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$163,786	$167,378
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$19,069	$19,069
Qualifying trust preferred securities(9)	1,374	1,371
Qualifying noncontrolling interests	134	17
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	(58)	(24)
Less: Defined benefit pension plan net assets(3)	159	343
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(7)	4,166	8,535
Less: Permitted ownership interests in covered funds(10)	495	533
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	57	61
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$15,758	$11,009
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$179,544	$178,387
Tier 2 Capital
Qualifying subordinated debt	$23,642	$22,818
Qualifying trust preferred securities(12)	324	317
Qualifying noncontrolling interests	39	22
Eligible allowance for credit losses(13)	13,433	13,452
Regulatory Capital Adjustment and Deduction:
Add: Unrealized gains on AFS equity exposures includable in Tier 2 Capital	2	3
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	57	61
Total Tier 2 Capital (Standardized Approach)	$37,383	$36,551
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$216,927	$214,938
Adjustment for excess of eligible credit reserves over expected credit losses(13)	$(12,137)	$(12,792)
Total Tier 2 Capital (Advanced Approaches)	$25,246	$23,759
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$204,790	$202,146

Footnotes are presented on the following page.

(1)
Issuance costs of $184 million related to noncumulative perpetual preferred stock outstanding at June 30, 2017 and December 31, 2016 are excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. generally accepted accounting principles (GAAP).

(2)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities that were previously transferred from AFS to HTM, and non-credit-related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary impairment.

(3)
The transition arrangements for significant regulatory capital adjustments and deductions impacting Common Equity Tier 1 Capital and Additional Tier 1 Capital are set forth in the chart entitled “Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions,” as presented in Citigroup’s 2016 Annual Report on Form 10-K.

(4)
Common Equity Tier 1 Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in Accumulated other comprehensive income (loss) (AOCI) that relate to the hedging of items not recognized at fair value on the balance sheet.

(5)
The cumulative impact of changes in Citigroup’s own creditworthiness in valuing liabilities for which the fair value option has been elected, and own-credit valuation adjustments on derivatives, are excluded from Common Equity Tier 1 Capital and Additional Tier 1 Capital, in accordance with the U.S. Basel III rules.

(6)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(7)
Of Citi’s approximately $45.8 billion of net DTAs at June 30, 2017, approximately $19.8 billion were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $26.0 billion were excluded. Excluded from Citi’s regulatory capital at June 30, 2017 was approximately $27.4 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which approximately $23.2 billion were deducted from Common Equity Tier 1 Capital and approximately $4.2 billion were deducted from Additional Tier 1 Capital, reduced by approximately $1.4 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be deducted from both Common Equity Tier 1 Capital and Additional Tier 1 Capital under the transition arrangements of the U.S. Basel III rules; whereas DTAs arising from temporary differences are deducted in full from Common Equity Tier 1 Capital under these rules, if in excess of 10%/15% limitations.

(8)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At June 30, 2017 and December 31, 2016, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation. Accordingly, approximately $6.6 billion of DTAs arising from temporary differences were excluded from Citi’s Common Equity Tier 1 Capital at June 30, 2017. Changes to the U.S. corporate tax regime that impact the value of Citi’s DTAs arising from temporary differences, which exceed the then current amount deducted from Citi’s Common Equity Tier 1 Capital, would further reduce Citi’s regulatory capital to the extent of such excess after tax. For additional information regarding potential U.S. corporate tax reform, see “Risk Factors—Strategic Risks” in Citigroup’s 2016 Annual Report on Form 10-K.

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

(13)
Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $1.3 billion and $0.7 billion at June 30, 2017 and December 31, 2016, respectively.

Citigroup Capital Rollforward Under Current Regulatory Standards (Basel III Transition Arrangements)

In millions of dollars	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Common Equity Tier 1 Capital, beginning of period(1)	$161,388	$167,378
Net income	3,872	7,962
Common and preferred stock dividends declared	(765)	(1,511)
Net increase in treasury stock	(1,762)	(3,699)
Net change in common stock and additional paid-in capital	184	(245)
Net decrease in foreign currency translation adjustment net of hedges, net of tax	643	1,961
Net change in unrealized losses on securities AFS, net of tax	(22)	397
Net increase in defined benefit plans liability adjustment, net of tax	(108)	(1,151)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	11	52
Net increase in goodwill, net of related DTLs	(141)	(731)
Net change in identifiable intangible assets other than MSRs, net of related DTLs	120	(744)
Net change in defined benefit pension plan net assets	32	(123)
Net change in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	196	(3,864)
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	123	(1,759)
Other	15	(137)
Net change in Common Equity Tier 1 Capital	$2,398	$(3,592)
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$163,786	$163,786
Additional Tier 1 Capital, beginning of period	$15,439	$11,009
Net increase in qualifying trust preferred securities	2	3
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	23	34
Net decrease in defined benefit pension plan net assets	8	184
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	49	4,369
Net decrease in permitted ownership interests in covered funds	123	38
Other	114	121
Net increase in Additional Tier 1 Capital	$319	$4,749
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$179,544	$179,544
Tier 2 Capital, beginning of period (Standardized Approach)	$36,976	$36,551
Net increase in qualifying subordinated debt	364	824
Net increase in qualifying trust preferred securities	5	7
Net change in eligible allowance for credit losses	26	(19)
Other	12	20
Net increase in Tier 2 Capital (Standardized Approach)	$407	$832
Tier 2 Capital, end of period (Standardized Approach)	$37,383	$37,383
Total Capital, end of period (Standardized Approach)	$216,927	$216,927

Tier 2 Capital, beginning of period (Advanced Approaches)	$24,396	$23,759
Net increase in qualifying subordinated debt	364	824
Net increase in qualifying trust preferred securities	5	7
Net increase in excess of eligible credit reserves over expected credit losses	469	636
Other	12	20
Net increase in Tier 2 Capital (Advanced Approaches)	$850	$1,487
Tier 2 Capital, end of period (Advanced Approaches)	$25,246	$25,246
Total Capital, end of period (Advanced Approaches)	$204,790	$204,790

Footnote is presented on the following page.

(1)
The beginning balance of Common Equity Tier 1 Capital for the three months ended June 30, 2017 has been restated to reflect the modified retrospective adoption of Accounting Standards Update (ASU) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. For additional information regarding ASU 2017-08, see Note 1 to the Consolidated Financial Statements.

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards
(Basel III Standardized Approach with Transition Arrangements)

In millions of dollars	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total Risk-Weighted Assets, beginning of period	$1,142,559	$1,126,314
Changes in Credit Risk-Weighted Assets
Net increase in general credit risk exposures(1)	20,345	13,643
Net increase in repo-style transactions	418	6,988
Net decrease in securitization exposures	(2,096)	(2,054)
Net increase in equity exposures	212	747
Net change in over-the-counter (OTC) derivatives	2,277	(1,080)
Net increase in other exposures(2)	7	2,907
Net change in off-balance sheet exposures(3)	(4,937)	3,322
Net increase in Credit Risk-Weighted Assets	$16,226	$24,473
Changes in Market Risk-Weighted Assets
Net increase in risk levels(4)	$5,138	$15,890
Net decrease due to model and methodology updates(5)	(29)	(2,783)
Net increase in Market Risk-Weighted Assets	$5,109	$13,107
Total Risk-Weighted Assets, end of period	$1,163,894	$1,163,894

(1)
General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and six months ended June 30, 2017 primarily due to corporate loan growth.

(2)	Other exposures include cleared transactions, unsettled transactions, and other assets.

(3)
Off-balance sheet exposures decreased during the three months ended June 30, 2017 primarily due to the change in risk-weighting treatment applicable to certain corporate card commitments. Off-balance sheet exposures increased during the six months ended June 30, 2017, as the growth in corporate exposures and reduced hedging benefits during the first quarter of 2017 more than offset the decline in off-balance sheet exposures during the second quarter of 2017.

(4)
Risk levels increased during the three and six months ended June 30, 2017 primarily due to an increase in exposure levels subject to Stressed Value at Risk and comprehensive risk, as well as an increase in positions subject to securitization charges.

(5)	Risk-weighted assets declined during the six months ended June 30, 2017 due to changes in model inputs regarding volatility, as well as methodology changes for standard specific risk charges.

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total Risk-Weighted Assets, beginning of period	$1,166,181	$1,166,764
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(1)	(4,343)	(8,655)
Net change in wholesale exposures(2)	(4,029)	416
Net increase in repo-style transactions	199	2
Net decrease in securitization exposures	(1,880)	(2,115)
Net increase in equity exposures	134	599
Net decrease in over-the-counter (OTC) derivatives	(1,898)	(6,097)
Net decrease in derivatives CVA	(39)	(1,100)
Net change in other exposures(3)	1,636	(49)
Net decrease in supervisory 6% multiplier(4)	(611)	(954)
Net decrease in Credit Risk-Weighted Assets	$(10,831)	$(17,953)
Changes in Market Risk-Weighted Assets
Net increase in risk levels(5)	$4,922	$15,917
Net decrease due to model and methodology updates(6)	(29)	(2,783)
Net increase in Market Risk-Weighted Assets	$4,893	$13,134
Net decrease in Operational Risk-Weighted Assets(7)	$(2,573)	$(4,275)
Total Risk-Weighted Assets, end of period	$1,157,670	$1,157,670

(1)
Retail exposures decreased during the three and six months ended June 30, 2017 primarily due to residential mortgage loan sales and repayments, divestitures of certain legacy assets and reductions in qualifying revolving (cards) exposures, partially offset by the impact of FX translation.

(2)
Wholesale exposures decreased during the three months ended June 30, 2017 primarily due to annual updates to model parameters. Wholesale exposures increased during the six months ended June 30, 2017 primarily due to increases in commercial loans and loan commitments, as well as the impact of FX translation.

(3)	Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories, and non-material portfolios.

(4)	Supervisory 6% multiplier does not apply to derivatives CVA.

(5)
Risk levels increased during the three and six months ended June 30, 2017 primarily due to an increase in exposure levels subject to Stressed Value at Risk and comprehensive risk, as well as an increase in positions subject to securitization charges.

(6)	Risk-weighted assets declined during the six months ended June 30, 2017 due to changes in model inputs regarding volatility, as well as methodology changes for standard specific risk charges.

(7)	Operational risk-weighted assets decreased during the three and six months ended June 30, 2017 due to quarterly updates to model parameters.

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
The following tables set forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, Citi’s primary subsidiary U.S. depository institution, as of June 30, 2017 and December 31, 2016.
Citibank Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	June 30, 2017		December 31, 2016
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$127,728	$127,728	$126,220	$126,220
Tier 1 Capital	129,099	129,099	126,465	126,465
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	142,010	152,802	138,821	150,291
Total Risk-Weighted Assets	963,668	1,029,517	973,933	1,001,016
Common Equity Tier 1 Capital ratio(2)(3)	13.25%	12.41%	12.96%	12.61%
Tier 1 Capital ratio(2)(3)	13.40	12.54	12.99	12.63
Total Capital ratio(2)(3)	14.74	14.84	14.25	15.01

In millions of dollars, except ratios	June 30, 2017	December 31, 2016
Quarterly Adjusted Average Total Assets(4)	$1,376,154	$1,333,161
Total Leverage Exposure(5)	1,917,020	1,859,394
Tier 1 Leverage ratio(3)	9.38%	9.49%
Supplementary Leverage ratio	6.73	6.80

(1)
Under the Advanced Approaches framework, eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent the excess reserves do not exceed 0.6% of credit risk-weighted assets, which differs from the Standardized Approach in which the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets.

(2)
As of June 30, 2017 and December 31, 2016, Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach. As of June 30, 2017 and December 31, 2016, Citibank’s reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework.

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

As indicated in the table above, Citibank’s risk-based capital ratios at June 30, 2017 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of June 30, 2017 under the revised PCA regulations, which became effective January 1, 2015.

Impact of Changes on Citigroup and Citibank Capital Ratios Under Current Regulatory Capital Standards
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), under current regulatory capital standards (reflecting Basel III Transition Arrangements), as of June 30, 2017.

This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

Impact of Changes on Citigroup and Citibank Risk-Based Capital Ratios (Basel III Transition Arrangements)

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.9	1.2	0.9	1.3	0.9	1.5
Standardized Approach	0.9	1.2	0.9	1.3	0.9	1.6
Citibank
Advanced Approaches	1.0	1.4	1.0	1.4	1.0	1.5
Standardized Approach	1.0	1.2	1.0	1.2	1.0	1.4

Impact of Changes on Citigroup and Citibank Leverage Ratios (Basel III Transition Arrangements)

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.6	0.5	0.4	0.3
Citibank	0.7	0.7	0.5	0.4

Citigroup Broker-Dealer Subsidiaries
At June 30, 2017, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of approximately $10.7 billion, which exceeded the minimum requirement by approximately $8.8 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of approximately $17.5 billion at June 30, 2017, which exceeded the PRA's minimum regulatory capital requirements.

In addition, certain of Citi’s other broker-dealer
subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their regulatory capital requirements at June 30, 2017.

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
The following tables set forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios, assuming full implementation under the U.S. Basel III rules, for Citi as of June 30, 2017 and December 31, 2016.

At June 30, 2017, Citi’s constraining Common Equity Tier 1 Capital and Tier 1 Capital ratios were those derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was that resulting from application of the Basel III Advanced Approaches. Further, each of Citi’s risk-based capital ratios was constrained by the Basel III Advanced Approaches for all prior periods.
Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	June 30, 2017		December 31, 2016
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$155,174	$155,174	$149,516	$149,516
Tier 1 Capital	175,129	175,129	169,390	169,390
Total Capital (Tier 1 Capital + Tier 2 Capital)	200,382	212,519	193,160	205,975
Total Risk-Weighted Assets	1,183,399	1,188,167	1,189,680	1,147,956
Credit Risk	$781,259	$1,110,532	$796,399	$1,083,428
Market Risk	77,140	77,635	64,006	64,528
Operational Risk	325,000	—	329,275	—
Common Equity Tier 1 Capital ratio(1)(2)	13.11%	13.06%	12.57%	13.02%
Tier 1 Capital ratio(1)(2)	14.80	14.74	14.24	14.76
Total Capital ratio(1)(2)	16.93	17.89	16.24	17.94

In millions of dollars, except ratios	June 30, 2017	December 31, 2016
Quarterly Adjusted Average Total Assets(3)	$1,812,001	$1,761,923
Total Leverage Exposure(4)	2,418,658	2,345,391
Tier 1 Leverage ratio(2)	9.66%	9.61%
Supplementary Leverage ratio(2)	7.24	7.22

(1)
As of June 30, 2017, Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework. As of December 31, 2016, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(2)	Citi’s Basel III capital ratios and related components, on a fully implemented basis, are non-GAAP financial measures.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 13.1% at June 30, 2017, compared to 12.8% at March 31, 2017 and 12.6% at December 31, 2016. The quarter-over-quarter increase in the ratio was primarily due to quarterly net income of $3.9 billion and beneficial net movements in AOCI, offset in part by the return of approximately $2.2 billion of capital to common shareholders. The growth in Citi’s Common Equity Tier 1 Capital ratio from year-end 2016 reflected continued growth in Common Equity Tier 1 Capital resulting from year-to-date net income of $8 billion and beneficial net movements in AOCI, offset in part by the return of approximately $4.5 billion of capital to common shareholders.

Components of Citigroup Capital Under Basel III (Full Implementation)

In millions of dollars	June 30, 2017	December 31, 2016
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$210,950	$206,051
Add: Qualifying noncontrolling interests	143	129
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(2)	(445)	(560)
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)	(291)	(61)
Less: Intangible assets:
Goodwill, net of related DTLs(4)	21,589	20,858
Identifiable intangible assets other than MSRs, net of related DTLs	4,587	4,876
Less: Defined benefit pension plan net assets	796	857
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(5)	20,832	21,337
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(5)(6)	8,851	9,357
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$155,174	$149,516
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$19,069	$19,069
Qualifying trust preferred securities(7)	1,374	1,371
Qualifying noncontrolling interests	64	28
Regulatory Capital Deductions:
Less: Permitted ownership interests in covered funds(8)	495	533
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	57	61
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$19,955	$19,874
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$175,129	$169,390
Tier 2 Capital
Qualifying subordinated debt	$23,642	$22,818
Qualifying trust preferred securities(10)	324	317
Qualifying noncontrolling interests	48	36
Eligible allowance for credit losses(11)	13,433	13,475
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	57	61
Total Tier 2 Capital (Standardized Approach)	$37,390	$36,585
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$212,519	$205,975
Adjustment for excess of eligible credit reserves over expected credit losses(11)	$(12,137)	$(12,815)
Total Tier 2 Capital (Advanced Approaches)	$25,253	$23,770
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$200,382	$193,160

(1)
Issuance costs of $184 million related to noncumulative perpetual preferred stock outstanding at June 30, 2017 and December 31, 2016 are excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

Footnotes continue on the following page.

(5)
Of Citi’s approximately $45.8 billion of net DTAs at June 30, 2017, approximately $17.6 billion were includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while approximately $28.2 billion were excluded. Excluded from Citi’s Common Equity Tier 1 Capital at June 30, 2017 was a total of approximately $29.7 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, reduced by approximately $1.5 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be fully deducted from Common Equity Tier 1 Capital under full implementation of the U.S. Basel III rules; whereas DTAs arising from temporary differences are deducted from Common Equity Tier 1 Capital, if in excess of 10%/15% limitations.

(6)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At June 30, 2017 and December 31, 2016, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation. Accordingly, approximately $8.9 billion of DTAs arising from temporary differences were excluded from Citi’s Common Equity Tier 1 Capital at June 30, 2017. Changes to the U.S. corporate tax regime that impact the value of Citi’s DTAs arising from temporary differences, which exceed the then current amount deducted from Citi’s Common Equity Tier 1 Capital, would further reduce Citi’s regulatory capital to the extent of such excess after tax. For additional information regarding potential U.S. corporate tax reform, see “Risk Factors—Strategic Risks” in Citigroup’s 2016 Annual Report on Form 10-K.

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

(11)
Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $1.3 billion and $0.7 billion at June 30, 2017 and December 31, 2016, respectively.

Citigroup Capital Rollforward Under Basel III (Full Implementation)

In millions of dollars	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Common Equity Tier 1 Capital, beginning of period(1)	$152,664	$149,516
Net income	3,872	7,962
Common and preferred stock dividends declared	(765)	(1,511)
Net increase in treasury stock	(1,762)	(3,699)
Net change in common stock and additional paid-in capital	184	(245)
Net decrease in foreign currency translation adjustment net of hedges, net of tax	643	1,961
Net change in unrealized losses on securities AFS, net of tax	(27)	697
Net increase in defined benefit plans liability adjustment, net of tax	(135)	(147)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	34	86
Net increase in goodwill, net of related DTLs	(141)	(731)
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	151	289
Net decrease in defined benefit pension plan net assets	40	61
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	245	505
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	161	506
Other	10	(76)
Net increase in Common Equity Tier 1 Capital	$2,510	$5,658
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$155,174	$155,174
Additional Tier 1 Capital, beginning of period	$19,791	$19,874
Net increase in qualifying trust preferred securities	2	3
Net decrease in permitted ownership interests in covered funds	123	38
Other	39	$40
Net increase in Additional Tier 1 Capital	$164	$81
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$175,129	$175,129
Tier 2 Capital, beginning of period (Standardized Approach)	$36,981	$36,585
Net increase in qualifying subordinated debt	364	824
Net change in eligible allowance for credit losses	26	(42)
Other	19	23
Net increase in Tier 2 Capital (Standardized Approach)	$409	$805
Tier 2 Capital, end of period (Standardized Approach)	$37,390	$37,390
Total Capital, end of period (Standardized Approach)	$212,519	$212,519

Tier 2 Capital, beginning of period (Advanced Approaches)	$24,401	$23,770
Net increase in qualifying subordinated debt	364	824
Net increase in excess of eligible credit reserves over expected credit losses	469	636
Other	19	23
Net increase in Tier 2 Capital (Advanced Approaches)	$852	$1,483
Tier 2 Capital, end of period (Advanced Approaches)	$25,253	$25,253
Total Capital, end of period (Advanced Approaches)	$200,382	$200,382

(1)
The beginning balance of Common Equity Tier 1 Capital for the three months ended June 30, 2017 has been restated to reflect the modified retrospective adoption of Accounting Standards Update (ASU) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. For additional information regarding ASU 2017-08, see Note 1 to the Consolidated Financial Statements.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach with Full Implementation)

In millions of dollars	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total Risk-Weighted Assets, beginning of period	$1,166,409	$1,147,956
Changes in Credit Risk-Weighted Assets
Net increase in general credit risk exposures(1)	20,345	13,643
Net increase in repo-style transactions	418	6,988
Net decrease in securitization exposures	(2,096)	(2,054)
Net increase in equity exposures	225	836
Net change in over-the-counter (OTC) derivatives	2,277	(1,080)
Net increase in other exposures(2)	417	5,449
Net change in off-balance sheet exposures	(4,937)	3,322
Net increase in Credit Risk-Weighted Assets	$16,649	$27,104
Changes in Market Risk-Weighted Assets
Net increase in risk levels	$5,138	$15,890
Net decrease due to model and methodology updates	(29)	(2,783)
Net increase in Market Risk-Weighted Assets	$5,109	$13,107
Total Risk-Weighted Assets, end of period	$1,188,167	$1,188,167

(1)	General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases.

(2)	Other exposures include cleared transactions, unsettled transactions, and other assets.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total Risk-Weighted Assets, beginning of period	$1,191,463	$1,189,680
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures	(4,343)	(8,655)
Net change in wholesale exposures	(4,029)	416
Net increase in repo-style transactions	199	2
Net decrease in securitization exposures	(1,880)	(2,115)
Net increase in equity exposures	146	688
Net decrease in over-the-counter (OTC) derivatives	(1,898)	(6,097)
Net decrease in derivatives CVA	(39)	(1,100)
Net increase in other exposures(1)	2,047	2,516
Net decrease in supervisory 6% multiplier(2)	(587)	(795)
Net decrease in Credit Risk-Weighted Assets	$(10,384)	$(15,140)
Changes in Market Risk-Weighted Assets
Net increase in risk levels	$4,922	$15,917
Net decrease due to model and methodology updates	(29)	(2,783)
Net increase in Market Risk-Weighted Assets	$4,893	$13,134
Net decrease in Operational Risk-Weighted Assets	$(2,573)	$(4,275)
Total Risk-Weighted Assets, end of period	$1,183,399	$1,183,399

(1)	Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories, and non-material portfolios.

(2)	Supervisory 6% multiplier does not apply to derivatives CVA.

Total risk-weighted assets under the Basel III Standardized Approach increased from year-end 2016 due to substantially higher credit and market risk-weighted assets. The increase in credit risk-weighted assets under the Basel III Standardized Approach was primarily due to corporate loan growth and increased repo-style transaction activity.
Total risk-weighted assets under the Basel III Advanced Approaches decreased from year-end 2016, as lower credit and operational risk-weighted assets were partially offset by an increase in market risk-weighted assets. The decrease in credit risk-weighted assets under the Basel III Advanced Approaches was primarily due to residential mortgage loan sales and repayments, divestitures of certain legacy assets, and reductions in qualifying revolving (cards) exposures attributable to seasonal holiday spending repayments, as well as a decrease in OTC derivatives due to model enhancements. Operational risk-weighted assets decreased from year-end 2016 due to quarterly updates to model parameters.
The increase in market risk-weighted assets under both approaches over this period was primarily due to increases in exposure levels subject to Stressed Value at Risk and comprehensive risk, as well as an increase in positions subject to securitization charges.

Supplementary Leverage Ratio
Citigroup’s Supplementary Leverage ratio was 7.2% for the second quarter of 2017, compared to 7.3% for the first quarter of 2017 and 7.2% for the fourth quarter of 2016. The decline in the ratio quarter-over-quarter was principally driven by the return of capital to common shareholders and an increase in Total Leverage Exposure primarily due to growth in average on-balance sheet assets, partially offset by quarterly net income of $3.9 billion and beneficial net movements in AOCI. The ratio remained unchanged from the fourth quarter of 2016, as net income of $8 billion and beneficial net movements in AOCI were offset by the return of capital to common shareholders and an increase in Total Leverage Exposure primarily due to growth in average on-balance sheet assets, as well as, although to a lesser extent, an increase in certain off-balance sheet exposures.
The following table sets forth Citi’s Supplementary Leverage ratio and related components, assuming full implementation under the U.S. Basel III rules, for the three months ended June 30, 2017 and December 31, 2016.

Citigroup Basel III Supplementary Leverage Ratio and Related Components (Full Implementation)

In millions of dollars, except ratios	June 30, 2017	December 31, 2016
Tier 1 Capital	$175,129	$169,390
Total Leverage Exposure (TLE)
On-balance sheet assets(1)	$1,869,208	$1,819,802
Certain off-balance sheet exposures:(2)
Potential future exposure on derivative contracts	225,090	211,009
Effective notional of sold credit derivatives, net(3)	69,727	64,366
Counterparty credit risk for repo-style transactions(4)	23,174	22,002
Unconditionally cancellable commitments	67,571	66,663
Other off-balance sheet exposures	221,095	219,428
Total of certain off-balance sheet exposures	$606,657	$583,468
Less: Tier 1 Capital deductions	57,207	57,879
Total Leverage Exposure	$2,418,658	$2,345,391
Supplementary Leverage ratio	7.24%	7.22%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(3)
Under the U.S. Basel III rules, banking organizations are required to include in TLE the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(4)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

Citibank’s Supplementary Leverage ratio, assuming full implementation under the U.S. Basel III rules, was 6.6% for the second quarter of 2017, compared to 6.7% for the first quarter of 2017 and 6.6% for the fourth quarter of 2016. The decline in the ratio quarter-over-quarter was principally driven by cash dividends paid by Citibank to its parent, Citicorp, and which were subsequently remitted to Citigroup, as well as an increase in Total Leverage Exposure primarily due to growth in average on-balance sheet assets, partially offset by quarterly net income and the favorable effects associated with DTA utilization. The ratio remained unchanged from the fourth quarter of 2016, as the Tier 1 Capital benefits associated with net income and beneficial net movements in AOCI were offset by an increase in Total Leverage Exposure and cash dividends paid by Citibank to its parent, Citicorp, and which were subsequently remitted to Citigroup.

Regulatory Capital Standards Developments

Revisions to the Securitization Framework
In July 2017, the Basel Committee on Banking Supervision (Basel Committee) issued two consultative documents: one which establishes criteria for identifying “simple, transparent, and comparable” (STC) short-term securitizations, and another which provides for an alternative, and potentially preferential, regulatory capital treatment for short-term securitizations identified as STC. The Basel Committee had previously issued criteria solely for identifying STC securitizations in July 2015, and also previously issued an alternative regulatory capital treatment for STC securitizations in July 2016. The July 2017 consultative documents, however, introduce identification criteria and regulatory capital treatments that are uniquely tailored to short-term securitizations, with a focus on exposures related to asset-backed commercial paper conduits.
The U.S. banking agencies may revise the regulatory capital treatment of STC short-term securitizations in the future, based upon any revisions adopted by the Basel Committee.

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

In millions of dollars or shares, except per share amounts	June 30, 2017	December 31, 2016
Total Citigroup stockholders’ equity	$230,019	$225,120
Less: Preferred stock	19,253	19,253
Common stockholders’ equity	$210,766	$205,867
Less:
Goodwill	22,349	21,659
Identifiable intangible assets (other than MSRs)	4,887	5,114
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale	120	72
Tangible common equity (TCE)	$183,410	$179,022
Common shares outstanding (CSO)	2,724.6	2,772.4
Book value per share (common equity/CSO)	$77.36	$74.26
Tangible book value per share (TCE/CSO)	67.32	64.57
In millions of dollars	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income available to common shareholders	$3,552	$3,676	$7,341	$6,967
Average common stockholders’ equity	$209,693	$210,146	$208,298	$208,615
Average TCE	$182,404	$184,130	$181,276	$182,420
Less: Average net DTAs excluded from Common Equity Tier 1 Capital(1)	28,448	28,503	28,714	29,333
Average TCE, excluding average net DTAs excluded from Common Equity Tier 1 Capital	$153,956	$155,627	$152,562	$153,087
Return on average common stockholders’ equity	6.8%	7.0%	7.1%	6.7%
Return on average TCE (ROTCE)(2)	7.8	8.0	8.2	7.7
Return on average TCE, excluding average net DTAs excluded from Common Equity Tier 1 Capital	9.3	9.5	9.7	9.2

(1)	Represents average net DTAs excluded in arriving at Common Equity Tier 1 Capital under full implementation of the U.S. Basel III rules.

(2)	ROTCE represents annualized net income available to common shareholders as a percentage of average TCE.

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

CONSUMER CREDIT
Citi provides traditional retail banking, including commercial banking, and credit card products in 19 countries and jurisdictions through North America GCB, Latin America GCB and Asia GCB. The retail banking products include consumer mortgages, home equity, personal, commercial loans and lines of credit, and similar related products with a focus on lending to prime customers. Citi uses its risk appetite framework to define its lending parameters. In addition, Citi uses proprietary scoring models for new customer approvals. As stated in “Global Consumer Banking” above, GCB’s overall strategy is to leverage Citi’s global footprint and be the preeminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies. GCB’s commercial banking business focuses on small to mid-sized businesses.

Consumer Credit Portfolio
The following tables show Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	2Q’16	3Q’16	4Q’16	1Q’17	2Q’17
Retail banking:
Mortgages	$81.6	$81.4	$79.4	$81.2	$81.4
Commercial banking	32.6	33.2	32.0	33.9	34.8
Personal and other	27.2	27.0	24.9	26.3	27.2
Total retail banking	$141.4	$141.6	$136.3	$141.4	$143.4
Cards:
Citi-branded cards	$100.1	$103.9	$108.3	$105.7	$109.9
Citi retail services	43.3	43.9	47.3	44.2	45.2
Total cards	$143.4	$147.8	$155.6	$149.9	$155.1
Total GCB	$284.8	$289.4	$291.9	$291.3	$298.5
GCB regional distribution:
North America	62%	62%	64%	62%	62%
Latin America	8	8	8	9	9
Asia(2)	30	30	28	29	29
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$41.3	$39.0	$33.2	$29.3	$26.8
Total consumer loans	$326.1	$328.4	$325.1	$320.6	$325.3

(1)	End-of-period loans include interest and fees on credit cards.

(2)	Asia includes loans and leases in certain EMEA countries for all periods presented.

(3)	Primarily consists of legacy assets, principally North America consumer mortgages.

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
As of June 30, 2017, approximately 70% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which drove the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquencies and net credit losses, see “Credit Card Trends” below).
Latin America GCB operates in Mexico through Citibanamex, one of Mexico’s largest banks, and provides credit cards, consumer mortgages, personal loans and commercial banking products. Latin America GCB serves a more mass market segment in Mexico and focuses on developing multi-product relationships with customers.
As set forth in the chart above, 90+ days past due
delinquencies modestly improved and net credit loss rates slightly increased in Latin America GCB year-over-year as of the second quarter of 2017, while the delinquency rate increased and the net credit loss rate decreased quarter-over-quarter. The sequential improvement in the net credit loss rate and increase in the delinquency rate were mostly driven by seasonality.
Asia GCB operates in 17 countries in Asia and EMEA and provides credit cards, consumer mortgages, personal loans and commercial banking products.
As shown in the chart above, 90+ days past due delinquency and net credit loss rates were largely stable in Asia GCB year-over-year and quarter-over-quarter as of the second quarter of 2017. This stability reflects the strong credit profiles in Asia GCB’s target customer segments. In addition, regulatory changes in many markets in Asia over the past few years have resulted in stable or improved portfolio credit quality, despite weaker macroeconomic conditions in several countries.
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

North America GCB’s Citi-branded cards portfolio issues proprietary and co-branded cards. As shown in the chart above, 90+ days past due delinquency rates in Citi-branded cards increased year-over-year as of the second quarter of 2017 primarily due to the impact of the Costco portfolio, organic volume growth and seasoning, and decreased quarter-over-quarter, due to the flow-through of delinquencies to credit losses related to the Costco conversion and seasonality. Net credit loss rates increased year-over-year primarily due to the Costco portfolio acquisition, organic volume growth and
seasoning, and decreased quarter-over-quarter due to the flow-through of delinquencies to credit losses related to the Costco conversion in the first quarter of 2017 and seasonality.
Citi retail services partners directly with more than 20 retailers and dealers to offer private-label and co-branded consumer and commercial cards. Citi retail services’ target market is focused on select industry segments such as home improvement, specialty retail, consumer electronics and fuel. Citi retail services continually evaluates opportunities to add partners within target industries that have strong loyalty, lending or payment programs and growth potential.
Citi retail services’ delinquency and net credit loss rates increased year-over-year, primarily due to seasoning and the impact of changes in collection processes. The net credit loss rate also increased quarter-over-quarter due to the softness in the collections rates experienced once an account reaches mid-stage delinquency. The delinquency rate decreased quarter-over-quarter due to seasonality.
Latin America GCB issues proprietary and co-branded cards. As set forth in the chart above, 90+ days past due delinquency rates and net credit loss rates have continued to improve or remained stable year-over-year as of the second quarter of 2017. The net credit loss rate decreased and delinquency rate increased quarter-over-quarter, both primarily driven by seasonality.
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

North America Cards FICO Distribution
The following tables show the current FICO score distributions for Citi’s North America Citi-branded cards and Citi retail services portfolios based on end-of-period receivables. FICO scores are updated monthly for substantially all of the portfolio and on a quarterly basis for the remaining portfolio.

Citi-Branded

FICO distribution	June 30, 2017	December 31, 2016
> 720	63%	64%
660 - 720	26	26
620 - 660	7	6
< 620	4	4
Total	100%	100%

Citi Retail Services

FICO distribution	June 30, 2017	December 31, 2016
> 720	41%	42%
660 - 720	35	35
620 - 660	13	13
< 620	11	10
Total	100%	100%

As indicated by the tables above, the FICO distributions for Citi-branded cards and Citi retail services cards portfolios were largely unchanged versus year-end 2016. For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

North America Consumer Mortgage Lending
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. The following table shows the outstanding quarterly end-of-period loans for Citi’s North America residential first mortgage and home equity loan portfolios:

In billions of dollars	2Q’16	3Q’16	4Q’16	1Q’17	2Q’17
GCB:
Residential firsts	$40.1	$40.1	$40.2	$40.3	$40.2
Home equity	3.8	3.9	4.0	4.0	4.1
Total GCB	$43.9	$44.0	$44.2	$44.3	$44.3
Corporate/Other:
Residential firsts	$15.8	$14.8	$13.4	$12.3	$11.0
Home equity	17.3	16.1	15.0	13.4	12.4
Total Corporate/ Other	$33.1	$30.9	$28.4	$25.7	$23.4
Total Citigroup— North America	$77.0	$74.9	$72.6	$70.0	$67.7

For additional information on delinquency and net credit loss trends in Citi’s consumer mortgage portfolio, see “Additional Consumer Credit Details” below.

Home Equity Loans—Revolving HELOCs
As set forth in the table above, Citi had $16.5 billion of home equity loans as of June 30, 2017, of which $3.9 billion are fixed-rate home equity loans and $12.6 billion are extended under home equity lines of credit (Revolving HELOCs). Fixed-rate home equity loans are fully amortizing. Revolving HELOCs allow for amounts to be drawn for a period of time with the payment of interest only until the end of the draw period, when the outstanding amount is converted to an amortizing loan, or “reset” (the interest-only payment feature during the revolving period is standard for this product across the industry). Upon reset, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the standard 30-year amortization.
Of the Revolving HELOCs at June 30, 2017, $6.6 billion had reset (compared to $6.4 billion at March 31, 2017) and $6.0 billion were still within their revolving period that had not reset (compared to $6.8 billion at March 31, 2017). The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of June 30, 2017
Note: Totals may not sum due to rounding.

Approximately 53% of Citi’s total Revolving HELOCs portfolio had reset as of June 30, 2017 (compared to 49% as of March 31, 2017). Of the remaining Revolving HELOCs portfolio, approximately 22% will commence amortization during the remainder of 2017. Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans. Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during the remainder of 2017 could increase on average by approximately $356, or 115%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans begin to reset.
Approximately 5.9% of the Revolving HELOCs that have reset as of June 30, 2017 were 30+ days past due, compared to 3.7% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 6.4% and 3.9%, respectively, as of March 31, 2017. As newly amortizing loans continue to season, the delinquency rate of Citi’s total home equity loan portfolio could increase. In addition, resets to date have generally occurred during a period of historically low interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
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

Additional Consumer Credit Details

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 30, 2017	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	March 31, 2017	June 30, 2016
Global Consumer Banking(3)(4)
Total	$298.5	$2,183	$2,241	$1,965	$2,498	$2,516	$2,318
Ratio		0.73%	0.77%	0.69%	0.84%	0.87%	0.82%
Retail banking
Total	$143.4	$477	$488	$515	$747	$777	$735
Ratio		0.33%	0.35%	0.37%	0.52%	0.55%	0.52%
North America	55.6	155	182	180	191	189	192
Ratio		0.28%	0.33%	0.33%	0.35%	0.35%	0.36%
Latin America	21.0	150	141	157	216	246	197
Ratio		0.71%	0.72%	0.82%	1.03%	1.25%	1.03%
Asia(5)	66.8	172	165	178	340	342	346
Ratio		0.26%	0.25%	0.26%	0.51%	0.52%	0.51%
Cards
Total	$155.1	$1,706	$1,753	$1,450	$1,751	$1,739	$1,583
Ratio		1.10%	1.17%	1.01%	1.13%	1.16%	1.10%
North America—Citi-branded	85.6	659	698	510	619	632	550
Ratio		0.77%	0.85%	0.66%	0.72%	0.77%	0.71%
North America—Citi retail services	45.2	693	735	619	730	730	669
Ratio		1.53%	1.66%	1.43%	1.62%	1.65%	1.55%
Latin America	5.5	161	137	145	151	145	137
Ratio		2.93%	2.63%	2.90%	2.75%	2.79%	2.74%
Asia(5)	18.8	193	183	176	251	232	227
Ratio		1.03%	1.00%	1.00%	1.34%	1.27%	1.29%
Corporate/Other—Consumer(6)(7)
Total	$26.8	$601	$684	$878	$554	$615	$858
Ratio		2.37%	2.45%	2.23%	2.18%	2.20%	2.18%
International	1.8	63	77	170	44	60	138
Ratio		3.50%	3.67%	3.09%	2.44%	2.86%	2.51%
North America	25.0	538	607	708	510	555	720
Ratio		2.28%	2.35%	2.09%	2.16%	2.15%	2.12%
Total Citigroup	325.3	$2,784	$2,925	$2,843	$3,052	$3,131	$3,176
Ratio		0.86%	0.92%	0.88%	0.94%	0.98%	0.98%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days past due and 30–89 days past due and related ratios for GCB North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $295 million ($0.8 billion), $313 million ($0.8 billion) and $408 million ($0.9 billion) at June 30, 2017, March 31, 2017, and June 30, 2016, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $84 million, $84 million and $91 million at June 30, 2017, March 31, 2017, and June 30, 2016, respectively.

(5)	Asia includes delinquencies and loans in certain EMEA countries for all periods presented.

(6)
The 90+ days past due and 30–89 days past due and related ratios for Corporate/Other—North America consumer exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) were $0.7 billion ($1.3 billion), $0.8 billion ($1.4 billion) and $1.2 billion ($1.8 billion) at June 30, 2017, March 31, 2017, and June 30, 2016, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.2 billion, $0.1 billion and $0.2 billion at June 30, 2017, March 31, 2017, and June 30, 2016, respectively.

(7)
The June 30, 2017, March 31, 2016, and June 30, 2016 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $6 million, $7 million and $9 million, respectively, of loans that are carried at fair value.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)
In millions of dollars, except average loan amounts in billions	2Q17	2Q17	1Q17	2Q16
Global Consumer Banking
Total	$293.8	$1,615	$1,603	$1,374
Ratio		2.20%	2.24%	2.02%
Retail banking
Total	$142.3	$244	$236	$243
Ratio		0.69%	0.69%	0.69%
North America	55.6	39	37	45
Ratio		0.28%	0.27%	0.33%
Latin America	20.2	151	137	137
Ratio		3.00%	3.04%	2.87%
Asia(4)	66.5	54	62	61
Ratio		0.33%	0.39%	0.36%
Cards
Total	$151.5	$1,371	$1,367	$1,131
Ratio		3.63%	3.68%	3.45%
North America—Citi-branded	83.3	611	633	467
Ratio		2.94%	3.11%	2.82%
North America—Retail services	44.5	531	520	442
Ratio		4.79%	4.66%	4.16%
Latin America	5.3	126	116	123
Ratio		9.54%	9.80%	9.70%
Asia(4)	18.4	103	98	99
Ratio		2.25%	2.20%	2.29%
Corporate/Other—Consumer(3)
Total	$27.8	$18	$69	$101
Ratio		0.26%	0.88%	0.94%
International	1.9	24	26	77
Ratio		5.07%	5.02%	5.08%
North America	25.9	(6)	43	24
Ratio		(0.09)%	0.59%	0.26%
Other	0.1	—	—	—
Total Citigroup	$321.7	$1,633	$1,672	$1,475
Ratio		2.04%	2.11%	1.87%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
In October 2016, Citi entered into agreements to sell Citi’s Brazil and Argentina consumer banking businesses and classified these businesses as held-for-sale (HFS). The sale of the Argentina consumer banking business was completed at the end of the first quarter 2017. As a result of HFS accounting treatment, approximately $42 million, $41 million and $38 million of net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) during the fourth quarter of 2016, the first quarter of 2017 and the second quarter of 2017, respectively. Accordingly, these NCLs are not included in this table. Loans classified as HFS are excluded from this table as they are recorded in Other assets.

(4)	Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

CORPORATE CREDIT
Consistent with its overall strategy, Citi’s corporate clients are typically large, multi-national corporations that value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory.

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	At June 30, 2017				At March 31, 2017				At December 31, 2016
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$122	$94	$23	$239	$129	$82	$20	$231	$109	$94	$22	$225
Unfunded lending commitments (off-balance sheet)(2)	103	222	22	347	113	221	23	357	103	218	23	344
Total exposure	$225	$316	$45	$586	$242	$303	$43	$588	$212	$312	$45	$569

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage by region based on Citi’s internal management geography:

	June 30, 2017	March 31, 2017	December 31, 2016
North America	55%	53%	55%
EMEA	26	26	26
Asia	12	13	12
Latin America	7	8	7
Total	100%	100%	100%

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	June 30, 2017	March 31, 2017	December 31, 2016
AAA/AA/A	49%	48%	48%
BBB	34	34	34
BB/B	16	16	16
CCC or below	1	2	2
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	June 30, 2017	March 31, 2017	December 31, 2016
Transportation and industrial	21%	21%	22%
Consumer retail and health	17	16	16
Technology, media and telecom	11	12	12
Power, chemicals, metals and mining	10	11	11
Energy and commodities(1)	9	8	9
Real estate	8	7	7
Banks/broker-dealers/finance companies	7	6	6
Hedge funds	5	5	5
Insurance and special purpose entities	5	5	5
Public sector	5	5	5
Other industries	2	4	2
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.
(1) In addition to this exposure, Citi has energy-related exposure within the “Public sector” (e.g., energy-related state-owned entities) and “Transportation and industrial” sector (e.g., off-shore drilling entities) included in the table above. As of June 30, 2017, Citi’s total exposure to these energy-related entities remained largely consistent with the prior quarter, at approximately $6 billion, of which approximately $4 billion consisted of direct outstanding funded loans.

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
At June 30, 2017, March 31, 2017, December 31, 2016,$23.7 billion, $27.6 billion and $29.5 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2017	March 31, 2017	December 31, 2016
AAA/AA/A	16%	16%	16%
BBB	47	49	49
BB/B	34	31	31
CCC or below	3	4	4
Total	100%	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	June 30, 2017	March 31, 2017	December 31, 2016
Transportation and industrial	27%	28%	29%
Energy and commodities	20	19	20
Consumer retail and health	11	13	10
Technology, media and telecom	13	13	13
Power, chemicals, metals and mining	13	12	12
Public sector	6	6	5
Banks/broker-dealers	5	4	4
Insurance and special purpose entities	2	3	3
Other industries	3	2	4
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2017	2017	2016	2016	2016
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$69,022	$71,170	$72,957	$75,057	$77,242
Installment, revolving credit, and other	3,190	3,252	3,395	3,465	3,486
Cards	130,181	125,799	132,654	124,637	120,113
Commercial and industrial	7,404	7,434	7,159	6,989	7,041
Total	$209,797	$207,655	$216,165	$210,148	$207,882
In offices outside the U.S.
Mortgage and real estate(1)	$43,821	$43,822	$42,803	$45,751	$46,049
Installment, revolving credit, and other	26,480	26,014	24,887	28,217	27,830
Cards	25,376	24,497	23,783	25,833	25,844
Commercial and industrial	18,956	17,728	16,568	17,498	17,520
Lease financing	81	83	81	113	140
Total	$114,714	$112,144	$108,122	$117,412	$117,383
Total consumer loans	$324,511	$319,799	$324,287	$327,560	$325,265
Unearned income(2)	750	757	776	812	817
Consumer loans, net of unearned income	$325,261	$320,556	$325,063	$328,372	$326,082
Corporate loans
In U.S. offices
Commercial and industrial	$50,341	$49,845	$49,586	$50,156	$50,286
Loans to financial institutions	36,953	35,734	35,517	35,801	32,001
Mortgage and real estate(1)	42,041	40,052	38,691	41,078	40,175
Installment, revolving credit, and other	31,611	32,212	34,501	32,571	32,491
Lease financing	1,467	1,511	1,518	1,532	1,546
Total	$162,413	$159,354	$159,813	$161,138	$156,499
In offices outside the U.S.
Commercial and industrial	$91,131	$87,258	$81,882	$84,492	$87,432
Loans to financial institutions	34,844	33,763	26,886	27,305	27,856
Mortgage and real estate(1)	6,783	5,527	5,363	5,595	5,455
Installment, revolving credit, and other	19,200	16,576	19,965	25,462	24,855
Lease financing	234	253	251	243	255
Governments and official institutions	5,518	5,970	5,850	6,506	5,757
Total	$157,710	$149,347	$140,197	$149,603	$151,610
Total corporate loans	$320,123	$308,701	$300,010	$310,741	$308,109
Unearned income(3)	(689)	(662)	(704)	(678)	(676)
Corporate loans, net of unearned income	$319,434	$308,039	$299,306	$310,063	$307,433
Total loans—net of unearned income	$644,695	$628,595	$624,369	$638,435	$633,515
Allowance for loan losses—on drawn exposures	(12,025)	(12,030)	(12,060)	(12,439)	(12,304)
Total loans—net of unearned income and allowance for credit losses	$632,670	$616,565	$612,309	$625,996	$621,211
Allowance for loan losses as a percentage of total loans— net of unearned income(4)	1.88%	1.93%	1.94%	1.97%	1.96%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(4)	2.93%	2.96%	2.88%	2.95%	2.89%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(4)	0.80%	0.83%	0.91%	0.90%	0.95%

(1)	Loans secured primarily by real estate.

(2)	Unearned income on consumer loans primarily represents unamortized origination fees, costs, premiums and discounts.

(3)	Unearned income on corporate loans primarily represents interest received in advance but not yet earned on loans originated on a discounted basis.

(4)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2017	2017	2016	2016	2016
Allowance for loan losses at beginning of period	$12,030	$12,060	$12,439	$12,304	$12,712
Provision for loan losses
Consumer	$1,620	$1,816	$1,659	$1,815	$1,276
Corporate	46	(141)	68	(69)	114
Total	$1,666	$1,675	$1,727	$1,746	$1,390
Gross credit losses
Consumer
In U.S. offices	$1,437	$1,444	$1,343	$1,181	$1,213
In offices outside the U.S.	597	597	605	702	678
Corporate
In U.S. offices	72	48	32	29	62
In offices outside the U.S.	24	55	103	36	95
Total	$2,130	$2,144	$2,083	$1,948	$2,048
Credit recoveries(1)
Consumer
In U.S. offices	$266	$242	$235	$227	$262
In offices outside the U.S.	135	127	137	173	154
Corporate
In U.S. offices	15	2	2	16	3
In offices outside the U.S.	4	64	13	7	13
Total	$420	$435	$387	$423	$432
Net credit losses
In U.S. offices	$1,228	$1,248	$1,138	$967	$1,010
In offices outside the U.S.	482	461	558	558	606
Total	$1,710	$1,709	$1,696	$1,525	$1,616
Other—net(2)(3)(4)(5)(6)(7)	$39	$4	$(410)	$(86)	$(182)
Allowance for loan losses at end of period	$12,025	$12,030	$12,060	$12,439	$12,304
Allowance for loan losses as a percentage of total loans(8)	1.88%	1.93%	1.94%	1.97%	1.96%
Allowance for unfunded lending commitments(9)	$1,406	$1,377	$1,418	$1,388	$1,432
Total allowance for loan losses and unfunded lending commitments	$13,431	$13,407	$13,478	$13,827	$13,736
Net consumer credit losses	$1,633	$1,672	$1,576	$1,483	$1,475
As a percentage of average consumer loans	2.04%	2.11%	1.95%	1.80%	1.87%
Net corporate credit losses	$77	$37	$120	$42	$141
As a percentage of average corporate loans	0.10%	0.05%	0.16%	0.05%	0.19%
Allowance by type at end of period(10)
Consumer	$9,515	$9,495	$9,358	$9,673	$9,432
Corporate	2,510	2,535	2,702	2,766	2,872
Total	$12,025	$12,030	$12,060	$12,439	$12,304

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)
The second quarter of 2017 includes a reduction of approximately $19 million related to the sale or transfer to held-for-sale (HFS) of various loan portfolios, including a reduction of $19 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the second quarter includes an increase of approximately $50 million related to FX translation.

(4)
The first quarter of 2017 includes a reduction of approximately $161 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $37 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the first quarter includes an increase of approximately $164 million related to FX translation.

(5)
The fourth quarter of 2016 includes a reduction of approximately $267 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $3 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the fourth quarter includes a reduction of approximately $141 million related to FX translation.

(6)
The third quarter of 2016 includes a reduction of approximately $58 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $50 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the third quarter includes a reduction of approximately $46 million related to FX translation.

(7)
The second quarter of 2016 includes a reduction of approximately $101 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $24 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the second quarter includes a reduction of approximately $75 million related to FX translation.

(8)
June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016 exclude $4.2 billion, $4.0 billion, $3.5 billion, $4.0 billion and $4.1 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	June 30, 2017
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$5.4	$130.9	4.1%
North America mortgages(3)	0.9	67.7	1.3
North America other	0.4	12.7	3.1
International cards	1.3	24.8	5.2
International other(4)	1.5	89.2	1.7
Total consumer	$9.5	$325.3	2.9%
Total corporate	2.5	319.4	0.8
Total Citigroup	$12.0	$644.7	1.9%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $5.4 billion of loan loss reserves represented approximately 14 months of coincident net credit loss coverage.

(3)
Of the $0.9 billion, approximately $0.8 billion was allocated to North America mortgages in Corporate/Other. Of the $0.9 billion, approximately $0.3 billion and $0.6 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $67.7 billion in loans, approximately $63.6 billion and $4.1 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

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

•
A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Payments received on corporate non-accrual loans are generally applied to loan principal and not reflected as interest income. Approximately 67% and 65% of Citi’s corporate non-accrual loans were performing at June 30, 2017 and March 31, 2017, respectively.

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

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2017	2017	2016	2016	2016
Corporate non-accrual loans(1)
North America	$944	$993	$984	$1,057	$1,280
EMEA	727	828	904	857	762
Latin America	281	342	379	380	267
Asia	146	176	154	121	151
Total corporate non-accrual loans	$2,098	$2,339	$2,421	$2,415	$2,460
Consumer non-accrual loans(1)
North America	$1,754	$1,926	$2,160	$2,429	$2,520
Latin America	793	737	711	841	884
Asia(2)	301	292	287	282	301
Total consumer non-accrual loans	$2,848	$2,955	$3,158	$3,552	$3,705
Total non-accrual loans	$4,946	$5,294	$5,579	$5,967	$6,165

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $183 million at June 30, 2017, $194 million at March 31, 2017, $187 million at December 31, 2016, $194 million at September 30, 2016 and $212 million at June 30, 2016.

(2) Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three months ended			Three months ended
	June 30, 2017			June 30, 2016
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$2,339	$2,955	$5,294	$2,327	$3,601	$5,928
Additions	311	697	1,008	830	1,326	2,156
Sales and transfers to held-for-sale	(46)	(82)	(128)	(1)	(209)	(210)
Returned to performing	(3)	(166)	(169)	(68)	(143)	(211)
Paydowns/settlements	(464)	(285)	(749)	(491)	(396)	(887)
Charge-offs	(15)	(318)	(333)	(113)	(462)	(575)
Other	(24)	47	23	(24)	(12)	(36)
Ending balance	$2,098	$2,848	$4,946	$2,460	$3,705	$6,165

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$2,421	$3,158	$5,579	$1,596	$3,658	$5,254
Additions	564	1,521	2,085	1,877	2,240	4,117
Sales and transfers to held-for-sale	(82)	(216)	(298)	(9)	(371)	(380)
Returned to performing	(40)	(329)	(369)	(83)	(284)	(367)
Paydowns/settlements	(647)	(565)	(1,212)	(589)	(641)	(1,230)
Charge-offs	(69)	(842)	(911)	(253)	(898)	(1,151)
Other	(49)	121	72	(79)	1	(78)
Ending balance	$2,098	$2,848	$4,946	$2,460	$3,705	$6,165

The tables below summarize Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2017	2017	2016	2016	2016
OREO
North America	$128	$136	$161	$132	$151
EMEA	1	1	—	1	—
Latin America	31	31	18	18	19
Asia	8	5	7	10	5
Total OREO	$168	$173	$186	$161	$175
Non-accrual assets
Corporate non-accrual loans	$2,098	$2,339	$2,421	$2,415	$2,460
Consumer non-accrual loans	2,848	2,955	3,158	3,552	3,705
Non-accrual loans (NAL)	$4,946	$5,294	$5,579	$5,967	$6,165
OREO	$168	$173	$186	$161	$175
Non-accrual assets (NAA)	$5,114	$5,467	$5,765	$6,128	$6,340
NAL as a percentage of total loans	0.77%	0.84%	0.89%	0.93%	0.97%
NAA as a percentage of total assets	0.27	0.30	0.32	0.34	0.35
Allowance for loan losses as a percentage of NAL(1)	243	227	216	208	200

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Jun. 30, 2017	Dec. 31, 2016
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$211	$89
Mortgage and real estate	70	84
Loans to financial institutions	9	9
Other	166	228
	$456	$410
In offices outside the U.S.
Commercial and industrial(2)	$380	$319
Mortgage and real estate	4	3
Loans to financial institutions	15	—
	$399	$322
Total corporate renegotiated loans	$855	$732
Consumer renegotiated loans(3)(4)(5)
In U.S. offices
Mortgage and real estate(6)	$4,030	$4,695
Cards	1,270	1,313
Installment and other	192	117
	$5,492	$6,125
In offices outside the U.S.
Mortgage and real estate	$375	$447
Cards	512	435
Installment and other	396	443
	$1,283	$1,325
Total consumer renegotiated loans	$6,775	$7,450

(1)
Includes $678 million and $445 million of non-accrual loans included in the non-accrual loans table above at June 30, 2017 and December 31, 2016, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at June 30, 2017, Citi also modified $85 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) all within offices in the U.S. These modifications were not considered TDRs because the modifications did not involve a concession.

(3)
Includes $1,416 million and $1,502 million of non-accrual loans included in the non-accrual loans table above at June 30, 2017 and December 31, 2016, respectively. The remaining loans are accruing interest.

(4)	Includes $47 million and $58 million of commercial real estate loans at June 30, 2017 and December 31, 2016, respectively.

(5)	Includes $179 million and $105 million of other commercial loans at June 30, 2017 and December 31, 2016, respectively.

(6)	Reduction in the six months ended June 30, 2017 includes $517 million related to TDRs sold or transferred to held-for-sale.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2016 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-Bank and Other(1)			Total
In billions of dollars	Jun. 30, 2017	Mar. 31, 2017	Jun. 30, 2016	Jun. 30, 2017	Mar. 31, 2017	Jun. 30, 2016	Jun. 30, 2017	Mar. 31, 2017	Jun. 30, 2016
Available cash	$78.5	$83.8	$61.3	$35.0	$24.5	$23.2	$113.5	$108.3	$84.5
U.S. sovereign	110.6	113.8	115.0	23.2	22.7	19.6	133.8	136.5	134.6
U.S. agency/agency MBS	63.2	59.2	69.2	1.1	0.8	0.3	64.3	60.0	69.5
Foreign government debt(2)	102.4	84.5	86.7	17.7	17.2	16.8	120.1	101.7	103.6
Other investment grade	0.4	0.3	1.2	1.2	1.5	1.5	1.6	1.8	2.7
Total HQLA (EOP)	$355.1	$341.6	$333.3	$78.1	$66.7	$61.5	$433.2	$408.3	$394.8
Total HQLA (AVG)	$354.0	$353.5	$342.5	$70.4	$59.3	$68.5	$424.4	$412.8	$411.0

Note: Except as indicated, amounts set forth in the table above are as of period end and may increase or decrease intra-period in the ordinary course of business. For securities, the amounts represent the liquidity value that potentially could be realized, and therefore exclude any securities that are encumbered, and incorporate any haircuts that would be required for secured funding transactions. The Federal Reserve Board adopted final rules requiring disclosure of HQLA, the Liquidity Coverage Ratio and related components on an average basis each quarter, as compared to end-of-period, starting on April 1, 2017 (for additional information, see “Liquidity Coverage Ratio (LCR)” below). Citi has presented in this form 10-Q the average information on these metrics currently available, which includes average total HQLA, average LCR and average net outflows under the LCR; other component information is not currently available.

(1)	Citibanamex and Citibank (Switzerland) AG account for approximately $6 billion of the “Non-Bank and Other” HQLA balance as of June 30, 2017.

(2)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises, and principally include government bonds from Hong Kong, Korea, Taiwan, Singapore, India, Brazil and Mexico.

As set forth in the table above, sequentially, Citi’s total HQLA increased both on an end-of-period and an average basis, due primarily to an increase in cash related to resolution planning, as well as an increase in foreign government debt.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLBs) of which Citi is a member, which was approximately $23 billion as of June 30, 2017 (compared to $28 billion as of March 31, 2017 and $37 billion as of June 30, 2016) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.
In general, Citi’s liquidity is fungible across legal entities within its bank group. Citi’s bank subsidiaries, including Citibank, can lend to the Citi parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of June 30, 2017, the capacity available for lending to these entities under Section 23A was approximately $15 billion, unchanged from both March 31, 2017 and June 30, 2016, subject to certain eligible non-cash collateral requirements.

Loans
The table below sets forth the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Jun. 30, 2017	Mar. 31, 2017	Jun. 30, 2016
Global Consumer Banking
North America	$183.4	$183.3	$163.8
Latin America	25.5	23.1	24.3
Asia(1)	84.9	83.2	84.9
Total	$293.8	$289.6	$273.0
Institutional Clients Group
Corporate lending	121.5	118.1	124.2
Treasury and trade solutions (TTS)	73.7	71.4	70.9
Private bank, Markets and securities services and other	117.2	112.2	108.9
Total	$312.4	$301.8	$304.0
Total Corporate/Other	28.2	31.8	43.6
Total Citigroup loans (AVG)	$634.3	$623.2	$620.6
Total Citigroup loans (EOP)	$644.7	$628.6	$633.5

(1)	Includes loans in certain EMEA countries for all periods presented.

As set forth in the table above, end-of-period loans increased 2% year-over-year and 3% quarter-over-quarter. On an average basis, loans increased 2% both year-over-year and quarter-over-quarter.
Excluding the impact of FX translation, average loans increased 3% year-over-year and 1% quarter-over-quarter. On this basis, average GCB loans grew 8% year-over-year, driven by 12% growth in North America. Within North America, Citi-branded cards increased 25% year-over-year, primarily due to the acquisition of the Costco portfolio, as well as modest organic growth. International GCB loans increased 1%, as 7% growth in Mexico was partially offset by a 1% decline in Asia, reflecting Citi’s optimization of its portfolio in this region.
Average ICG loans increased 3% year-over-year, primarily driven by the private bank. Corporate lending decreased 1%, primarily driven by a lower level of episodic funding compared to the prior-year period. Sequentially, corporate lending increased 2%, as Citi supported core business activity among its global subsidiary clients. TTS loans increased 4%, driven by growth in EMEA and Asia.
Average Corporate/Other loans decreased 36% year-over-

year, driven by the continued wind down of legacy assets.
Deposits
The table below sets forth the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Jun. 30, 2017	Mar. 31, 2017	Jun. 30, 2016
Global Consumer Banking
North America	$185.1	$185.5	$182.1
Latin America	27.8	25.3	25.9
Asia(1)	94.3	92.7	89.4
Total	$307.2	$303.5	$297.4
Institutional Clients Group
Treasury and trade solutions (TTS)	423.9	416.2	415.0
Banking ex-TTS	122.1	120.8	116.3
Markets and securities services	84.3	80.1	82.7
Total	$630.3	$617.1	$614.0
Corporate/Other	22.5	20.3	24.2
Total Citigroup deposits (AVG)	$960.0	$940.9	$935.6
Total Citigroup deposits (EOP)	$958.7	$950.0	$937.9

(1)	Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 2% year-over-year and 1% quarter-over-quarter. On an average basis, deposits increased 3% year-over-year and 2% sequentially.
Excluding the impact of FX translation, average deposits grew 3% from the prior-year period, as Citi experienced strong customer engagement across all major businesses and regions.

Long-Term Debt
The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.9 years as of June 30, 2017, a slight decline from the prior-year period and unchanged sequentially.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the periods indicated:

In billions of dollars	Jun. 30, 2017	Mar. 31, 2017	Jun. 30, 2016
Parent and other(1)
Benchmark debt:
Senior debt	$105.9	$100.2	$96.1
Subordinated debt	26.8	26.3	28.8
Trust preferred	1.7	1.7	1.7
Customer-related debt:
Structured debt	25.3	24.3	22.5
Non-structured debt	3.1	2.9	3.3
Local country and other(2)	2.1	2.0	2.3
Total parent and other	$164.9	$157.4	$154.8
Bank
FHLB borrowings	$20.3	$20.3	$19.6
Securitizations(3)	28.2	24.0	27.3
CBNA benchmark debt	7.2	2.5	—
Local country and other(2)	4.5	4.3	5.8
Total bank	$60.2	$51.1	$52.6
Total long-term debt	$225.2	$208.5	$207.4
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
“Parent and other” includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of June 30, 2017, “parent and other” included $17.7 billion of long-term debt issued by Citi’s broker-dealer subsidiaries.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Year-over-year, Citi’s total long-term debt outstanding increased, primarily driven by the issuance of senior debt at the parent, as well as the issuance of benchmark debt at the bank. Sequentially, Citi’s total long-term debt outstanding increased, primarily driven by an increase in credit card securitizations, as well as the issuance of benchmark debt at both the bank and parent.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs (and assist it in meeting regulatory changes and requirements). During the second quarter of 2017, Citi repurchased an aggregate of approximately $0.2 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q17		1Q17		2Q16
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$2.0	$6.3	$5.3	$5.2	$5.1	$6.6
Subordinated debt	—	0.2	1.2	0.7	1.7	1.0
Trust preferred	—	—	—	—	—	—
Customer-related debt:
Structured debt	2.0	3.6	1.8	3.5	3.4	2.0
Non-structured debt	0.3	—	0.1	—	0.1	0.1
Local country and other	0.1	—	0.5	0.1	1.9	—
Total parent and other	$4.3	$10.2	$9.0	$9.6	$12.2	$9.7
Bank
FHLB borrowings	$1.5	$1.5	$1.8	$0.5	$1.0	$2.5
Securitizations	0.9	5.1	2.0	2.5	1.3	—
CBNA benchmark debt	—	4.7	—	2.5	—	—
Local country and other	0.7	0.3	1.2	0.9	1.1	1.0
Total bank	$3.0	$11.6	$5.0	$6.3	$3.4	$3.5
Total	$7.4	$21.8	$13.9	$15.9	$15.6	$13.2

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2017, as well as its aggregate expected annual long-term debt maturities as of June 30, 2017:

	Maturities 2017 YTD	Maturities
In billions of dollars		2017	2018	2019	2020	2021	2022	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$7.2	$6.9	$18.3	$14.5	$8.9	$14.2	$6.0	$37.1	$105.9
Subordinated debt	1.2	—	0.9	1.4	—	—	1.1	23.3	26.8
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt:
Structured debt	3.8	0.6	3.9	2.3	2.9	2.2	1.2	12.2	25.3
Non-structured debt	0.4	0.1	0.6	0.2	0.3	0.1	0.2	1.6	3.1
Local country and other	0.6	0.3	0.5	0.1	0.1	0.1	0.1	0.8	2.1
Total parent and other	$13.3	$7.9	$24.2	$18.4	$12.3	$16.7	$8.6	$76.8	$164.9
Bank
FHLB borrowings	$3.3	$4.5	$14.3	$1.6	$—	$—	$—	$—	$20.3
Securitizations	2.9	2.4	9.4	6.5	3.3	3.8	0.1	2.8	28.2
CBNA benchmark debt	—	—	2.2	2.5	2.5	—	—	—	7.2
Local country and other	1.9	1.1	1.7	0.6	0.5	0.1	0.1	0.4	4.5
Total bank	$8.0	$7.9	$27.7	$11.1	$6.3	$3.9	$0.2	$3.2	$60.2
Total long-term debt	$21.3	$15.9	$51.9	$29.5	$18.5	$20.6	$8.8	$80.0	$225.2

Resolution Plan
Under Title I of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), Citigroup has developed a “single point of entry” resolution strategy and plan under the U.S. Bankruptcy Code (Resolution Plan). In July 2017, Citi submitted its 2017 Resolution Plan to the Federal Reserve and FDIC (the Agencies). Under Citi’s Resolution Plan, only Citigroup, the parent holding company, would enter into bankruptcy, while Citigroup’s material legal entities (as defined in the public section of its 2017 Resolution Plan, which can be found on the Agencies’ websites) would remain operational and outside of any resolution or insolvency proceedings. Citigroup believes its Resolution Plan has been designed to minimize the risk of systemic impact to the U.S. and global financial systems, while maximizing the value of the bankruptcy estate for the benefit of Citigroup’s creditors, including its unsecured long-term debt holders. In addition, in line with the Federal Reserve’s final TLAC rule, Citigroup believes it has developed the Resolution Plan so that Citigroup’s shareholders and unsecured creditors—including its unsecured long-term debt holders—bear any losses resulting from Citigroup’s bankruptcy.
In response to feedback received from the Agencies on Citigroup’s 2015 Resolution Plan, Citigroup took the following actions in connection with its 2017 Resolution Plan submission:
(i) Citicorp LLC (Citicorp), an existing wholly-owned subsidiary of Citigroup, was established as an intermediate holding company (an IHC) for certain of Citigroup’s operating material legal entities;
(ii) Citigroup executed an inter-affiliate agreement with Citicorp, Citigroup’s operating material legal entities and certain other affiliated entities pursuant to which Citicorp is required to provide liquidity and capital support to Citigroup’s operating material legal entities in the event Citigroup were to enter bankruptcy proceedings (Citi Support Agreement);
(iii) pursuant to the Citi Support Agreement:

•
Citigroup made an initial contribution of assets, including certain high-quality liquid assets and inter-affiliate loans (Contributable Assets), to Citicorp, and Citicorp became the business as usual funding vehicle for Citigroup’s operating material legal entities;

•
Citigroup will be obligated to continue to transfer Contributable Assets to Citicorp over time, subject to certain amounts retained by Citigroup to, among other things, meet Citigroup’s near-term cash needs;

•	in the event of a Citigroup bankruptcy, Citigroup will be required to contribute most of its remaining assets to Citicorp; and

(iv) the obligations of both Citigroup and Citicorp under the Citi Support Agreement, as well as the Contributable Assets, are secured pursuant to a security agreement.
The Citi Support Agreement provides two mechanisms, besides Citicorp’s issuing of dividends to Citigroup, pursuant to which Citicorp will be required to transfer cash to Citigroup during business as usual so that Citigroup can fund its debt service as well as other operating needs: (i) one or more funding notes issued by Citicorp to Citigroup; and (ii) a committed line of credit under which Citicorp may make loans to Citigroup.

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
Outside of secured funding transactions, Citi’s short-term borrowings increased 98% year-over-year and 40% sequentially. The increase both year-over-year and sequentially was driven by an increase in FHLB borrowings, as Citi continued to optimize liquidity across its legal vehicles.

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
Secured funding of $155 billion as of June 30, 2017 declined 2% from the prior-year period and increased 4% sequentially. Excluding the impact of FX translation, secured funding decreased 2% from the prior-year period and increased 2% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $161 billion for the quarter ended June 30, 2017.
The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity. The majority of this activity is secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other secured funding is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities. The tenor of Citi’s matched book liabilities is generally equal to or longer than the tenor of the corresponding matched book assets.
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of June 30, 2017.
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

In billions of dollars	Jun. 30, 2017	Mar. 31, 2017	Jun. 30, 2016
HQLA	$424.4	$412.8	$411.0
Net outflows	338.2	334.4	339.8
LCR	125%	123%	121%
HQLA in excess of net outflows	$86.2	$78.4	$71.2

Note: The amounts set forth in the table above are presented on an average basis.

As set forth in the table above, Citi’s average LCR increased both year-over-year and sequentially driven by an increase in HQLA, reflecting the increase in cash related to resolution planning, partially offset by an increase in net outflows.

Credit Ratings
The table below sets forth the ratings for Citigroup and Citibank as of June 30, 2017. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Inc. (CGMI) were “A2/P-1” at Moody’s, “A+/A-1” at Standard & Poor’s and “A+/F1” at Fitch as of June 30, 2017. The long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at

Standard & Poor’s and A/F1 at Fitch as of June 30, 2017.

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of June 30, 2017, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.7 billion, compared to $0.6 billion as of March 31, 2017. Other funding sources, such as secured funding and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of June 30, 2017, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $0.3 billion, compared to $0.8 billion as of March 31, 2017, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in increased aggregate cash obligations and collateral requirements of approximately $1.0 billion, compared to $1.4 billion as of March 31, 2017 (see also Note 19 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citibank were approximately $354 billion and the liquidity resources of Citi’s non-bank and other entities were approximately $70 billion, for a total of approximately $424 billion as of June 30, 2017. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank’s senior debt/long-term rating by S&P could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of June 30, 2017, Citibank had liquidity commitments of approximately $10.0 billion to consolidated asset-backed commercial paper conduits, compared to $10.1 billion at March 31, 2017 (as referenced in Note 18 to the Consolidated Financial Statements).
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

The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point increase in interest rates:

In millions of dollars (unless otherwise noted)	Jun. 30, 2017	Mar. 31, 2017	Jun. 30, 2016
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,435	$1,644	$1,394
All other currencies	589	581	590
Total	$2,024	$2,225	$1,984
As a percentage of average interest-earning assets	0.12%	0.14%	0.12%
Estimated initial impact to AOCI (after-tax)(2)	$(4,258)	$(3,830)	$(4,628)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(49)	(43)	(52)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(164) million for a 100 basis point instantaneous increase in interest rates as of June 30, 2017.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s DTA position and is based on only the estimated initial AOCI impact above.
The sequential decrease in the estimated impact to net interest revenue primarily reflected an increase in the assumed deposit re-pricing sensitivity to further increases in interest rates and changes in balance sheet composition. The sequential increase in the estimated impact to AOCI primarily reflected changes to the positioning of Citi Treasury’s investment securities and related interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to AOCI would be offset in stockholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of June 30, 2017, Citi expects that the negative

$4.2 billion impact to AOCI in such a scenario could potentially be offset over approximately 21 months.
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

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,435	$1,363	$87	$(116)
All other currencies	589	549	34	(34)
Total	$2,024	$1,912	$121	$(150)
Estimated initial impact to AOCI (after-tax)(1)	$(4,258)	$(2,609)	$(1,833)	$(1,329)
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(49)	(30)	(21)	(15)
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
As shown in the table above, the magnitude of the impact to Citi’s net interest revenue and AOCI is greater under scenario 2 as compared to scenario 3. This is because the combination of changes to Citi’s investment portfolio, partially offset by changes related to Citi’s pension liabilities, results in a net position that is more sensitive to rates at shorter- and intermediate-term maturities.
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2017, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.4 billion, or 0.8%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the Euro and the Australian dollar.

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

	For the quarter ended
In millions of dollars (unless otherwise noted)	Jun. 30, 2017	Mar. 31, 2017	Jun. 30, 2016
Change in FX spot rate(1)	1.9%	4.5%	(0.9)%
Change in TCE due to FX translation, net of hedges	$478	$654	$(441)
As a percentage of TCE	0.3%	0.4%	(0.2)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(3)	(2)	2

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2017		2017		2016		2Q17 vs. 2Q16
Interest revenue(1)	$15,323		$14,546		$14,473		6%
Interest expense(2)	4,036		3,566		3,120		29
Net interest revenue	$11,287		$10,980		$11,353		(1)%
Interest revenue—average rate	3.70%		3.63%		3.65%		5	bps
Interest expense—average rate	1.26		1.16		1.04		22	bps
Net interest margin	2.72		2.74		2.86		(14)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	1.30%		1.24%		0.77%		53	bps
10-year U.S. Treasury note—average rate	2.26		2.45		1.75		51	bps
10-year vs. two-year spread	96	bps	121	bps	98	bps
Note: All interest expense amounts include FDIC deposit insurance assessments.

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $122 million, $123 million, and $117 million for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016, respectively.

(2)
Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statements of Income and is therefore not reflected in Interest expense in the table above.

Citi’s net interest revenue declined 1% to $11.2 billion ($11.3 billion on a taxable equivalent basis) versus the prior-year period. Excluding the impact of FX translation, Citi’s net interest revenue was largely unchanged at $11.2 billion ($11.3 billion on a taxable equivalent basis) versus the prior-year period, due to lower trading-related net interest revenue ($0.9 billion, down approximately 29% or $0.4 billion), and lower net interest revenue associated with legacy assets in Corporate/Other ($0.3 billion, down approximately 49% or $0.3 billion), offset by higher net interest revenue in the remaining accrual businesses (core accrual net interest revenue). Core accrual net interest revenue increased 7% to $10.0 billion versus the prior-year period, driven by the addition of the Costco portfolio, other volume growth and the impact of the December 2016 and March 2017 interest rate increases, partially offset by an increase in the FDIC assessment and higher long-term debt.
Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest-earning assets. Citi’s NIM was 2.72% on a taxable equivalent basis in the second quarter of 2017, a decrease of 14 bps from the prior-year period. Citi’s core accrual NIM was 3.44%, a decline of 1 bps, as the higher core accrual net interest revenue was more than offset by balance sheet growth, particularly in cash balances. (Citi’s core accrual net interest revenue and core accrual NIM are non-GAAP financial measures. Citi believes these measures provide a more meaningful depiction for investors of the underlying fundamentals of its business results.)

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2017	2017	2016	2017	2017	2016	2017	2017	2016
Assets
Deposits with banks(4)	$166,023	$154,765	$135,245	$375	$295	$237	0.91%	0.77%	0.70%
Federal funds sold and securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$144,483	$144,003	$148,511	$472	$368	$362	1.31%	1.04%	0.98%
In offices outside the U.S.(4)	104,780	103,032	84,018	356	293	302	1.36	1.15	1.45
Total	$249,263	$247,035	$232,529	$828	$661	$664	1.33%	1.09%	1.15%
Trading account assets(6)(7)
In U.S. offices	$100,080	$101,836	$108,602	$877	$884	$970	3.51%	3.52%	3.59%
In offices outside the U.S.(4)	103,581	94,015	92,656	646	423	603	2.50	1.82	2.62
Total	$203,661	$195,851	$201,258	$1,523	$1,307	$1,573	3.00%	2.71%	3.14%
Investments
In U.S. offices
Taxable	$224,021	$221,450	$225,279	$1,086	$1,034	$991	1.94%	1.89%	1.77%
Exempt from U.S. income tax	18,466	18,680	19,010	197	196	170	4.28	4.26	3.60
In offices outside the U.S.(4)	106,758	107,225	107,235	830	789	837	3.12	2.98	3.14
Total	$349,245	$347,355	$351,524	$2,113	$2,019	$1,998	2.43%	2.36%	2.29%
Loans (net of unearned income)(8)
In U.S. offices	$369,342	$367,397	$353,422	$6,392	$6,273	$5,793	6.94%	6.92%	6.59%
In offices outside the U.S.(4)	264,986	255,941	267,226	3,832	3,697	3,972	5.80	5.86	5.98
Total	$634,328	$623,338	$620,648	$10,224	$9,970	$9,765	6.46%	6.49%	6.33%
Other interest-earning assets(9)	$60,107	$56,733	$54,058	$260	$294	$236	1.74%	2.10%	1.76%
Total interest-earning assets	$1,662,627	$1,625,077	$1,595,262	$15,323	$14,546	$14,473	3.70%	3.63%	3.65%
Non-interest-earning assets(6)	$206,581	$205,477	$212,050
Total assets	$1,869,208	$1,830,554	$1,807,312

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $122 million, $123 million, and $117 million for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016, respectively.

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

(8)	Includes cash-basis loans.

(9)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2017	2017	2016	2017	2017	2016	2017	2017	2016
Liabilities
Deposits
In U.S. offices(4)	$311,758	$302,294	$286,653	$593	$507	$371	0.76%	0.68%	0.52%
In offices outside the U.S.(5)	439,807	428,743	435,242	1,010	908	935	0.92	0.86	0.86
Total	$751,565	$731,037	$721,895	$1,603	$1,415	$1,306	0.86%	0.78%	0.73%
Federal funds purchased and securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$101,623	$94,461	$103,517	$396	$282	$260	1.56%	1.21%	1.01%
In offices outside the U.S.(5)	59,354	54,425	57,685	280	211	267	1.89	1.57	1.86
Total	$160,977	$148,886	$161,202	$676	$493	$527	1.68%	1.34%	1.31
Trading account liabilities(7)(8)
In U.S. offices	$34,287	$32,215	$27,420	$81	$84	$64	0.95%	1.06%	0.94%
In offices outside the U.S.(5)	56,731	59,667	45,960	65	63	32	0.46	0.43	0.28
Total	$91,018	$91,882	$73,380	$146	$147	$96	0.64%	0.65%	0.53%
Short-term borrowings(9)
In U.S. offices	$68,486	$71,607	$54,825	$103	$85	$43	0.60%	0.48%	0.32%
In offices outside the U.S.(5)	23,070	24,006	10,253	99	114	66	1.72	1.93	2.59
Total	$91,556	$95,613	$65,078	$202	$199	$109	0.88%	0.84%	0.67%
Long-term debt(10)
In U.S. offices	$187,610	$178,656	$175,506	$1,361	$1,255	$1,009	2.91%	2.85%	2.31%
In offices outside the U.S.(5)	4,534	5,313	6,714	48	57	73	4.25	4.35	4.37
Total	$192,144	$183,969	$182,220	$1,409	$1,312	$1,082	2.94%	2.89%	2.39%
Total interest-bearing liabilities	$1,287,260	$1,251,387	$1,203,775	$4,036	$3,566	$3,120	1.26%	1.16%	1.04%
Demand deposits in U.S. offices	$38,772	$37,748	$38,979
Other non-interest-bearing liabilities(7)	313,229	314,106	335,243
Total liabilities	$1,639,261	$1,603,241	$1,577,997
Citigroup stockholders’ equity(11)	$228,946	$226,312	$228,149
Noncontrolling interest	1,001	1,001	1,166
Total equity(11)	$229,947	$227,313	$229,315
Total liabilities and stockholders’ equity	$1,869,208	$1,830,554	$1,807,312
Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$956,968	$948,366	$942,538	$6,777	$6,763	$6,816	2.84%	2.89%	2.91%
In offices outside the U.S.(6)	705,659	676,711	652,724	4,510	4,217	4,537	2.56	2.53	2.80
Total	$1,662,627	$1,625,077	$1,595,262	$11,287	$10,980	$11,353	2.72%	2.74%	2.86%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $122 million, $123 million, and $117 million for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016, respectively.

(2)	Interest rates and amounts include the effects of risk management activities associated with the respective liability categories.

(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Consists of other time deposits and savings deposits. Savings deposits are made up of insured money market accounts, NOW accounts and other savings deposits. The interest expense on savings deposits includes FDIC deposit insurance assessments.

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

(11)	Includes stockholders’ equity from discontinued operations.

(12)	Includes allocations for capital and funding costs based on the location of the asset.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2017	2016	2017	2016	2017	2016
Assets
Deposits with banks(5)	$160,394	$126,505	$670	$456	0.84%	0.72%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$144,243	$149,278	$840	$736	1.17	0.99
In offices outside the U.S.(5)	103,906	81,295	649	575	1.26	1.42
Total	$248,149	$230,573	$1,489	$1,311	1.21%	1.14%
Trading account assets(7)(8)
In U.S. offices	$100,958	$106,792	$1,761	$1,923	3.52%	3.62%
In offices outside the U.S.(5)	98,798	91,640	1,069	1,121	2.18	2.46
Total	$199,756	$198,432	$2,830	$3,044	2.86%	3.08%
Investments
In U.S. offices
Taxable	$222,736	$227,130	$2,120	$1,991	1.92%	1.76%
Exempt from U.S. income tax	18,573	19,205	393	339	4.27	3.55
In offices outside the U.S.(5)	106,992	105,499	1,619	1,591	3.05	3.03
Total	$348,301	$351,834	$4,132	$3,921	2.39%	2.24%
Loans (net of unearned income)(9)
In U.S. offices	$368,370	$351,765	$12,665	$11,666	6.93%	6.67%
In offices outside the U.S.(5)	260,464	264,680	7,529	7,873	5.83	5.98
Total	$628,834	$616,445	$20,194	$19,539	6.48%	6.37%
Other interest-earning assets(10)	$58,418	$55,159	$554	$488	1.91%	1.78%
Total interest-earning assets	$1,643,852	$1,578,948	$29,869	$28,759	3.66%	3.66%
Non-interest-earning assets(7)	$206,029	$213,496
Total assets	$1,849,881	$1,792,444

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $245 million and $236 million for the six months ended June 30, 2017 and 2016, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2017	2016	2017	2016	2017	2016
Liabilities
Deposits
In U.S. offices(5)	$307,026	$282,151	$1,100	$687	0.72%	0.49%
In offices outside the U.S.(6)	434,275	429,649	1,918	1,823	0.89	0.85
Total	$741,301	$711,800	$3,018	$2,510	0.82%	0.71%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$98,042	$103,520	$678	$520	1.39%	1.01%
In offices outside the U.S.(6)	56,890	58,539	491	509	1.74	1.75
Total	$154,932	$162,059	$1,169	$1,029	1.52%	1.28%
Trading account liabilities(8)(9)
In U.S. offices	$33,251	$25,528	$165	$116	1.00%	0.91%
In offices outside the U.S.(6)	58,199	43,818	128	68	0.44	0.31
Total	$91,450	$69,346	$293	$184	0.65%	0.53%
Short-term borrowings(10)
In U.S. offices	$70,047	$55,830	$188	$72	0.54%	0.26%
In offices outside the U.S.(6)	23,538	16,448	213	138	1.82	1.69
Total	$93,585	$72,278	$401	$210	0.86%	0.58%
Long-term debt(11)
In U.S. offices	$183,133	$173,968	$2,616	$2,003	2.88%	2.32%
In offices outside the U.S.(6)	4,924	6,784	105	124	4.30	3.68
Total	$188,057	$180,752	$2,721	$2,127	2.92%	2.37%
Total interest-bearing liabilities	$1,269,325	$1,196,235	$7,602	$6,060	1.21%	1.02%
Demand deposits in U.S. offices	$38,260	$35,158
Other non-interest-bearing liabilities(8)	311,877	333,652
Total liabilities	$1,619,462	$1,565,045
Citigroup stockholders’ equity(12)	$229,418	$226,235
Noncontrolling interest	1,001	1,164
Total equity(12)	$230,419	$227,399
Total liabilities and stockholders’ equity	$1,849,881	$1,792,444
Net interest revenue as a percentage of average interest-earning assets
In U.S. offices	$952,667	$936,046	$13,540	$13,802	2.87%	2.97%
In offices outside the U.S.(6)	691,185	642,902	8,727	8,897	2.55	2.78
Total	$1,643,852	$1,578,948	$22,267	$22,699	2.73%	2.89%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $245 million and $236 million for the six months ended June 30, 2017 and 2016, respectively.

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

(11)	Includes stockholders' equity from discontinued operations.

(12)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2nd Qtr. 2017 vs. 1st Qtr. 2017			2nd Qtr. 2017 vs. 2nd Qtr. 2016
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$23	$57	$80	$61	$77	$138
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$1	$103	$104	$(10)	$120	$110
In offices outside the U.S.(4)	5	58	63	71	(17)	54
Total	$6	$161	$167	$61	$103	$164
Trading account assets(5)
In U.S. offices	$(15)	$8	$(7)	$(75)	$(18)	$(93)
In offices outside the U.S.(4)	47	176	223	69	(26)	43
Total	$32	$184	$216	$(6)	$(44)	$(50)
Investments(1)
In U.S. offices	$12	$41	$53	$(9)	$131	$122
In offices outside the U.S.(4)	(3)	44	41	(4)	(3)	(7)
Total	$9	$85	$94	$(13)	$128	$115
Loans (net of unearned income)(6)
In U.S. offices	$33	$86	$119	$267	$332	$599
In offices outside the U.S.(4)	131	4	135	(33)	(107)	(140)
Total	$164	$90	$254	$234	$225	$459
Other interest-earning assets(7)	$17	$(51)	$(34)	$26	$(2)	$24
Total interest revenue	$251	$526	$777	$363	$487	$850

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	2nd Qtr. 2017 vs. 1st Qtr. 2017			2nd Qtr. 2017 vs. 2nd Qtr. 2016
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$16	$70	$86	$35	$187	$222
In offices outside the U.S.(4)	24	78	102	10	65	75
Total	$40	$148	$188	$45	$252	$297
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$23	$91	$114	$(5)	$141	$136
In offices outside the U.S.(4)	20	49	69	8	5	13
Total	$43	$140	$183	$3	$146	$149
Trading account liabilities(5)
In U.S. offices	$5	$(8)	$(3)	$16	$1	$17
In offices outside the U.S.(4)	(3)	5	2	9	24	33
Total	$2	$(3)	$(1)	$25	$25	$50
Short-term borrowings(6)
In U.S. offices	$(4)	$22	$18	$13	$47	$60
In offices outside the U.S.(4)	(4)	(11)	(15)	61	(28)	33
Total	$(8)	$11	$3	$74	$19	$93
Long-term debt
In U.S. offices	$64	$42	$106	$73	$279	$352
In offices outside the U.S.(4)	(8)	(1)	(9)	(23)	(2)	(25)
Total	$56	$41	$97	$50	$277	$327
Total interest expense	$133	$337	$470	$197	$719	$916
Net interest revenue	$118	$189	$307	$166	$(232)	$(66)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Analysis of Changes in Interest Revenue, Interest Expense, and Net Interest Revenue(1)(2)(3)

	Six Months 2017 vs. Six Months 2016
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change(2)
Deposits with banks(4)	$134	$80	$214
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(26)	$130	$104
In offices outside the U.S.(4)	147	(73)	74
Total	$121	$57	$178
Trading account assets(5)
In U.S. offices	$(103)	$(59)	$(162)
In offices outside the U.S.(4)	83	(135)	(52)
Total	$(20)	$(194)	$(214)
Investments(1)
In U.S. offices	$(48)	$231	$183
In offices outside the U.S.(4)	23	5	28
Total	$(25)	$236	$211
Loans (net of unearned income)(6)
In U.S. offices	$562	$437	$999
In offices outside the U.S.(4)	(124)	(220)	(344)
Total	$438	$217	$655
Other interest-earning assets	$30	$36	$66
Total interest revenue	$678	$432	$1,110
Deposits(7)
In U.S. offices	$65	$348	$413
In offices outside the U.S.(4)	20	75	95
Total	$85	$423	$508
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(29)	$187	$158
In offices outside the U.S.(4)	(14)	(4)	(18)
Total	$(43)	$183	$140
Trading account liabilities(5)
In U.S. offices	$38	$11	$49
In offices outside the U.S.(4)	26	34	60
Total	$64	$45	$109
Short-term borrowings
In U.S. offices	$22	$94	$116
In offices outside the U.S.(4)	63	13	76
Total	$85	$107	$192
Long-term debt
In U.S. offices	$110	$502	$612
In offices outside the U.S.(4)	(38)	19	(19)
Total	$72	$521	$593
Total interest expense	$263	$1,279	$1,542
Net interest revenue	$415	$(847)	$(432)

(1)	The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $502 million and $585 million for the six months ended June 30, 2017 and 2016, respectively.

Market Risk of Trading Portfolios
For additional information on Citi’s market risk of trading portfolios, see “Market Risk—Market Risk of Trading Portfolios” in Citi’s 2016 Annual Report on Form 10-K.

Value at Risk
As of June 30, 2017, Citi estimates that the conservative features of its VAR calibration contribute an approximate 22% add-on (unchanged from March 31, 2017) to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets.

As set forth in the table below, Citi's average trading VAR as of June 30, 2017 was substantially unchanged compared to March 31, 2017, with changes in interest rate exposures offset by changes in credit spread exposures. Average trading and credit portfolio VAR as of June 30, 2017 slightly decreased mainly due to a reduction of the hedges to the lending portfolio.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2017	2017 Average	March 31, 2017	2017 Average	June 30, 2016	2016 Average
Interest rate	$48	$52	$52	$48	$32	$32
Credit spread	52	49	54	56	61	$60
Covariance adjustment(1)	(15)	(15)	(17)	(17)	(30)	(26)
Fully diversified interest rate and credit spread(2)	$85	$86	$89	$87	$63	$66
Foreign exchange	23	23	16	24	26	20
Equity	15	15	17	15	11	15
Commodity	20	21	23	23	23	20
Covariance adjustment(1)	(53)	(59)	(53)	(63)	(59)	(56)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(3)	$90	$86	$92	$86	$64	$65
Specific risk-only component(4)	$1	$1	$—	$2	$9	$9
Total trading VAR—general market risk factors only (excluding credit portfolios)(3)	$89	$85	$92	$84	$55	$56
Incremental impact of the credit portfolio(5)(6)	$5	$10	$15	$14	$22	$23
Total trading and credit portfolio VAR	$95	$96	$107	$100	$86	$88

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

(2)
The increase in the second quarter of 2017 end of period and average VaR attributable to fully diversified interest rate and credit spread year-over-year was primarily due to lower trading volumes in the prior-year period.

(3)
The total trading VAR includes mark-to-market and certain fair value option trading positions in ICG, with the exception of hedges to the loan portfolio, fair value option loans and all CVA exposures. Available-for-sale and accrual exposures are not included.

(4)	The specific risk-only component represents the level of equity and fixed income issuer-specific risk embedded in VAR.

(5)
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

(6)
The decrease in the second quarter of 2017 end of period and average VaR attributable to the incremental impact of the credit portfolio year-over-year and sequentially was primarily related to a reduction in the use of credit default swaps used to hedge the corporate loan portfolio.

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Second Quarter		First Quarter		Second Quarter
	2017		2017		2016
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$33	$72	$29	$70	$26	$40
Credit spread	47	53	51	63	56	64
Fully diversified interest rate and credit spread	$67	$107	$59	$109	$60	$74
Foreign exchange	17	28	16	35	14	29
Equity	10	24	6	25	10	26
Commodity	14	30	18	30	16	25
Total trading	$67	$116	$61	$107	$55	$76
Total trading and credit portfolio	78	123	75	123	79	98
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Jun. 30, 2017
Total—all market risk factors, including general and specific risk	$89
Average—during quarter	$86
High—during quarter	115
Low—during quarter	65

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
As of June 30, 2017, there was one back-testing exception observed for Citi’s Regulatory VAR for the prior 12 months. As previously disclosed, trading losses on November 14, 2016 exceeded the VAR estimate at the Citigroup level, driven by the widening of municipal bond yields following the election results in the United States.

COUNTRY RISK

For additional information on country risk at Citi, see “Country Risk” in Citi’s 2016 Annual Report on Form 10-K.

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by
country (excluding the U.S.) as of June 30, 2017. For
purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the
domicile of the borrower. For example, a loan to a Chinese
subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has
developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in
order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 25% of corporate
loans presented in the table below are to U.K. domiciled
entities (27% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.
Approximately 81% of the total U.K. funded loans and 91% of
the total U.K. unfunded commitments were investment grade
as of June 30, 2017. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.
For a discussion of uncertainties arising as a result of the vote in the U.K. to withdraw from the EU, see “Risk Factors—Strategic Risks” in Citigroup’s 2016 Annual Report on Form 10-K.

In billions of dollars	ICG loans(1)	GCB loans(2)	Other funded(3)	Unfunded(4)	Net MTM on derivatives/repos(5)	Total hedges (on loans and CVA)	Investment securities(6)	Trading account assets(7)	Total as of 2Q17	Total as of 1Q17	Total as of 4Q16
United Kingdom	$34.3	$—	$3.3	$56.5	$11.0	$(2.1)	$8.0	$0.8	$111.8	$108.6	$107.5
Mexico	8.4	26.6	0.4	6.1	0.7	(0.6)	13.5	6.2	61.3	59.1	52.4
Singapore	12.8	12.2	0.1	6.6	0.9	(0.3)	8.4	0.5	41.2	39.8	36.4
Hong Kong	14.5	10.5	0.9	6.0	0.5	(0.5)	6.0	1.8	39.7	40.3	35.9
Korea	2.5	19.0	0.4	3.6	1.3	(0.8)	7.5	1.6	35.1	36.0	34.0
India	7.9	6.5	0.7	5.2	2.3	(1.1)	9.8	2.1	33.4	36.2	30.9
Ireland	11.3	—	0.9	15.8	0.3	—	—	0.6	28.9	25.3	24.8
Brazil(2)	13.3	1.8	0.2	3.5	4.8	(2.8)	3.2	3.3	27.3	28.9	28.5
Australia	4.0	10.9	—	5.8	0.9	(0.9)	4.1	(1.1)	23.7	23.9	22.4
Germany	0.1	—	—	4.2	4.2	(2.3)	9.6	3.7	19.5	18.0	16.0
China	6.9	4.4	0.2	1.6	1.9	(1.0)	3.4	2.0	19.4	17.4	17.2
Japan	2.7	—	0.2	7.3	3.7	(1.0)	4.2	1.5	18.6	18.3	18.3
Taiwan	4.6	8.6	0.1	1.1	0.8	(0.2)	1.7	1.7	18.4	18.5	16.6
Canada	1.8	0.6	0.5	6.6	1.8	(0.5)	4.5	1.0	16.3	15.0	17.0
Poland	3.3	1.8	—	3.0	0.2	(0.3)	4.9	0.2	13.1	12.2	11.8
Malaysia	1.3	4.5	0.3	1.5	0.1	(0.2)	0.7	0.8	9.0	9.1	9.3
Thailand	0.9	2.0	0.1	1.9	0.3	—	1.6	0.2	7.0	6.2	5.8
United Arab Emirates	2.9	1.4	0.1	2.1	0.3	(0.4)	—	(0.2)	6.2	5.9	6.0
Luxembourg	—	—	—	—	0.4	(0.3)	5.3	0.4	5.8	5.7	5.4
Indonesia	1.9	1.1	0.1	1.2	—	(0.2)	1.3	0.3	5.7	5.5	5.2
Colombia(2)	2.1	1.6	—	1.0	0.2	(0.1)	0.4	0.1	5.3	5.8	5.6
Netherlands	—	—	—	—	1.4	(0.7)	3.7	0.5	4.9	6.8	5.1
Russia	1.9	1.0	—	1.0	0.2	(0.2)	0.8	—	4.7	6.0	5.3
Jersey	2.8	—	—	1.3	—	—	—	—	4.1	3.8	3.7
South Africa	1.5	—	—	1.1	0.1	(0.3)	1.3	0.2	3.9	3.5	3.9

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of June 30, 2017, private bank loans in the table above totaled $21.7 billion, concentrated in Singapore ($6.9 billion), Hong Kong ($5.8 billion) and the U.K. ($4.9 billion).

(2)
GCB loans include loans in Brazil and Colombia related to businesses that were transferred to Corporate/Other as of January 1, 2016 (Brazil GCB loans are recorded as HFS in Other assets on the Consolidated Balance Sheet).

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
At June 30, 2017, Citigroup had recorded net DTAs of approximately $45.8 billion, a decrease of $0.1 billion from March 31, 2017 and $0.9 billion from December 31, 2016. The DTA reductions for the three and six months ended June 30, 2017 were primarily driven by the generation of earnings.
The following table summarizes Citi’s net DTAs balance as of the periods presented. Of Citi’s net DTAs as of June 30, 2017, those arising from net operating losses, foreign tax credit and general business credit carry-forwards are 100% deducted in calculating Citi’s regulatory capital, while DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). Approximately $17.6 billion of the net DTA was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of June 30, 2017.

Jurisdiction/Component	DTAs balance
In billions of dollars	Jun. 30, 2017	December 31, 2016
Total U.S.	$43.5	$44.6
Total foreign	2.3	2.1
Total	$45.8	$46.7

Effective Tax Rate
Citi’s effective tax rate for the second quarter of 2017 was 31.6%, as compared with 29.9% in the second quarter of 2016. The prior-year rate was lower because of certain nonrecurring items.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017 and, based on that evaluation, the CEO and CFO have concluded that at that date, Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi disclosed reportable activities pursuant to Section 219 in the first quarter of 2017 in the First Quarter of 2017 Form 10-Q.
In addition to Citi’s prior disclosure, during the second quarter of 2017 a branch of Citibank, N.A. located in London processed a funds transfer involving the Iranian Embassy in South Africa.  The value of the funds transfer was EUR 100 (approximately $112.00).  In addition, a branch of Citibank, N.A. located in the United Arab Emirates processed a funds transfer involving Bank Melli, Iran.  The value of the funds transfer was AED 2,975 (approximately $810.00).  These payments were for passport-related fees and Iran-related travel respectively, both of which are permissible under the travel exemption in the Iranian Transactions and Sanctions Regulations.

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
Generally, forward-looking statements are not based on historical facts but instead represent Citigroup’s and its management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, target, illustrative, and similar expressions or future or conditional verbs such as will, should, would and could.
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations above and in Citi’s 2016 Annual Report on Form 10-K; (ii) the factors listed and described under “Risk Factors” in Citi’s 2016 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

•
Citi’s ability to address (i) the shortcomings identified by the Federal Reserve Board and FDIC as a result of their review of Citi’s 2015 annual resolution plan submission as well as (ii) the 2017 resolution plan guidance in Citi’s recent 2017 resolution plan submission;

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

•
the potential impact to financial institutions, including Citi, as a result of the uncertainties associated with any potential balance sheet normalization program by the Federal Reserve Board or other central banks;

•
the impact on the value of Citi’s DTAs and on Citi’s net income or regulatory capital if corporate tax rates in the U.S. or certain state, local or foreign jurisdictions are reduced, or if other changes are made to the U.S. corporate tax system, including a potential change to a territorial system or a one-time mandatory deemed repatriation of all untaxed non-U.S. earnings at a significantly lower rate;

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

•
Citi’s ability to achieve the expected returns on its ongoing investments in its businesses or meet its operational or financial objectives or targets, including as a result of factors that Citi cannot control;

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

•
the potential impact to Citi’s businesses, credit costs, deposits and overall results of operations and financial condition as a result of macroeconomic and geopolitical challenges and uncertainties, including those relating to potential outcomes of elections in the EU, potential fiscal or monetary actions or the pursuit of protectionist trade and other policies by the U.S.;

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

•
the potential impact to Citi of ongoing implementation and interpretation of regulatory changes and requirements in the U.S. and globally, such as on Citi’s compliance risks and costs, including reputational and legal risks as well as remediation and other financial costs, such as penalties and fines;

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

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2017	2016	2017	2016
Revenues
Interest revenue	$15,201	$14,356	$29,624	$28,523
Interest expense	4,036	3,120	7,602	6,060
Net interest revenue	$11,165	$11,236	$22,022	$22,463
Commissions and fees	$2,937	$2,725	$5,696	$5,188
Principal transactions	2,562	1,816	5,584	3,656
Administration and other fiduciary fees	1,003	878	1,896	1,689
Realized gains on sales of investments, net	221	200	413	386
Other-than-temporary impairment losses on investments
Gross impairment losses	(20)	(118)	(32)	(583)
Less: Impairments recognized in AOCI	—	—	—	—
Net impairment losses recognized in earnings	$(20)	$(118)	$(32)	$(583)
Insurance premiums	$156	$217	$325	$481
Other revenue	(123)	594	117	1,823
Total non-interest revenues	$6,736	$6,312	$13,999	$12,640
Total revenues, net of interest expense	$17,901	$17,548	$36,021	$35,103
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,666	$1,390	$3,341	$3,276
Policyholder benefits and claims	23	49	53	137
Provision (release) for unfunded lending commitments	28	(30)	(15)	41
Total provisions for credit losses and for benefits and claims	$1,717	$1,409	$3,379	$3,454
Operating expenses
Compensation and benefits	$5,463	$5,229	$10,997	$10,785
Premises and equipment	604	642	1,224	1,293
Technology/communication	1,690	1,657	3,349	3,306
Advertising and marketing	432	433	805	823
Other operating	2,317	2,408	4,608	4,685
Total operating expenses	$10,506	$10,369	$20,983	$20,892
Income from continuing operations before income taxes	$5,678	$5,770	$11,659	$10,757
Provision for income taxes	1,795	1,723	3,658	3,202
Income from continuing operations	$3,883	$4,047	$8,001	$7,555
Discontinued operations
Income (loss) from discontinued operations	$33	$(36)	$5	$(39)
Provision (benefit) for income taxes	12	(13)	2	(14)
Income (loss) from discontinued operations, net of taxes	$21	$(23)	$3	$(25)
Net income before attribution of noncontrolling interests	$3,904	$4,024	$8,004	$7,530
Noncontrolling interests	32	26	42	31
Citigroup’s net income	$3,872	$3,998	$7,962	$7,499
Basic earnings per share(1)
Income from continuing operations	$1.27	$1.25	$2.63	$2.36
Income (loss) from discontinued operations, net of taxes	0.01	(0.01)	—	(0.01)
Net income	$1.28	$1.24	$2.63	$2.35
Weighted average common shares outstanding	2,739.1	2,915.8	2,752.2	2,929.4

Diluted earnings per share(1)
Income from continuing operations	$1.27	$1.25	$2.63	$2.36
Income (loss) from discontinued operations, net of taxes	0.01	(0.01)	—	(0.01)
Net income	$1.28	$1.24	$2.63	$2.35
Adjusted weighted average common shares outstanding	2,739.2	2,915.9	2,752.3	2,929.5

(1)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Citigroup’s net income	$3,872	$3,998	$7,962	$7,499
Add: Citigroup's other comprehensive income
Net change in unrealized gains and losses on investment securities, net of taxes(1)	$(27)	$927	$193	$2,961
Net change in debt valuation adjustment (DVA), net of taxes(1)	(84)	12	(144)	205
Net change in cash flow hedges, net of taxes	117	151	115	468
Benefit plans liability adjustment, net of taxes	(135)	(27)	(147)	(492)
Net change in foreign currency translation adjustment, net of taxes and hedges	643	(552)	1,961	102
Citigroup’s total other comprehensive income	$514	$511	$1,978	$3,244
Citigroup’s total comprehensive income	$4,386	$4,509	$9,940	$10,743
Add: Other comprehensive income attributable to noncontrolling interests	$39	$(50)	70	(23)
Add: Net income attributable to noncontrolling interests	32	26	$42	$31
Total comprehensive income	$4,457	$4,485	$10,052	$10,751

(1)	See Note 1 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	June 30,
	2017	December 31,
In millions of dollars	(Unaudited)	2016
Assets
Cash and due from banks (including segregated cash and other deposits)	$20,940	$23,043
Deposits with banks	165,142	137,451
Federal funds sold and securities borrowed or purchased under agreements to resell (including $142,831 and $133,204 as of June 30, 2017 and December 31, 2016, respectively, at fair value)	234,065	236,813
Brokerage receivables	40,487	28,887
Trading account assets (including $98,974 and $80,986 pledged to creditors at June 30, 2017 and December 31, 2016, respectively)	259,606	243,925
Investments:
Available for sale (including $8,512 and $8,239 pledged to creditors as of June 30, 2017 and December 31, 2016, respectively)	293,629	299,424
Held to maturity (including $311 and $843 pledged to creditors as of June 30, 2017 and December 31, 2016, respectively)	50,175	45,667
Non-marketable equity securities (including $1,384 and $1,774 at fair value as of June 30, 2017 and December 31, 2016, respectively)	7,906	8,213
Total investments	$351,710	$353,304
Loans:
Consumer (including $27 and $29 as of June 30, 2017 and December 31, 2016, respectively, at fair value)	325,261	325,063
Corporate (including $4,189 and $3,457 as of June 30, 2017 and December 31, 2016, respectively, at fair value)	319,434	299,306
Loans, net of unearned income	$644,695	$624,369
Allowance for loan losses	(12,025)	(12,060)
Total loans, net	$632,670	$612,309
Goodwill	22,349	21,659
Intangible assets (other than MSRs)	4,887	5,114
Mortgage servicing rights (MSRs)	560	1,564
Other assets (including $18,993 and $15,729 as of June 30, 2017 and December 31, 2016, respectively, at fair value)	131,647	128,008
Total assets	$1,864,063	$1,792,077

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

	June 30,
	2017	December 31,
In millions of dollars	(Unaudited)	2016
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$86	$142
Trading account assets	1,236	602
Investments	2,932	3,636
Loans, net of unearned income
Consumer	53,816	53,401
Corporate	19,241	20,121
Loans, net of unearned income	$73,057	$73,522
Allowance for loan losses	(1,863)	(1,769)
Total loans, net	$71,194	$71,753
Other assets	154	158
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$75,602	$76,291
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2017	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2016
Liabilities
Non-interest-bearing deposits in U.S. offices	$126,253	$136,698
Interest-bearing deposits in U.S. offices (including $334 and $434 as of June 30, 2017 and December 31, 2016, respectively, at fair value)	311,361	300,972
Non-interest-bearing deposits in offices outside the U.S.	83,046	77,616
Interest-bearing deposits in offices outside the U.S. (including $1,006 and $778 as of June 30, 2017 and December 31, 2016, respectively, at fair value)	438,083	414,120
Total deposits	$958,743	$929,406
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $44,881 and $33,663 as of June 30, 2017 and December 31, 2016, respectively, at fair value)	154,780	141,821
Brokerage payables	62,947	57,152
Trading account liabilities	136,745	139,045
Short-term borrowings (including $4,833 and $2,700 as of June 30, 2017 and December 31, 2016, respectively, at fair value)	36,519	30,701
Long-term debt (including $29,001 and $26,254 as of June 30, 2017 and December 31, 2016, respectively, at fair value)	225,179	206,178
Other liabilities (including $14,335 and $10,796 as of June 30, 2017 and December 31, 2016, respectively, at fair value)	58,043	61,631
Total liabilities	$1,632,956	$1,565,934
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 770,120 as of June 30, 2017 and as of December 31, 2016, at aggregate liquidation value	$19,253	$19,253
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,523,273 and 3,099,482,042 as of June 30, 2017 and December 31, 2016	31	31
Additional paid-in capital	107,798	108,042
Retained earnings	152,178	146,477
Treasury stock, at cost: June 30, 2017—374,967,178 shares and December 31, 2016—327,090,192 shares	(19,342)	(16,302)
Accumulated other comprehensive income (loss) (AOCI)	(29,899)	(32,381)
Total Citigroup stockholders’ equity	$230,019	$225,120
Noncontrolling interest	1,088	1,023
Total equity	$231,107	$226,143
Total liabilities and equity	$1,864,063	$1,792,077

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

	June 30,
	2017	December 31,
In millions of dollars	(Unaudited)	2016
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$10,317	$10,697
Long-term debt	28,265	23,919
Other liabilities	456	1,275
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$39,038	$35,891
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2017	2016
Preferred stock at aggregate liquidation value
Balance, beginning of period	$19,253	$16,718
Issuance of new preferred stock	—	2,535
Balance, end of period	$19,253	$19,253
Common stock and additional paid-in capital
Balance, beginning of period	$108,073	$108,319
Employee benefit plans	(239)	(516)
Preferred stock issuance expense	—	(37)
Other	(5)	(5)
Balance, end of period	$107,829	$107,761
Retained earnings
Balance, beginning of period	$146,477	$133,841
Adjustment to opening balance, net of taxes(1)	(660)	15
Adjusted balance, beginning of period	$145,817	$133,856
Citigroup’s net income	7,962	7,499
Common dividends(2)	(890)	(296)
Preferred dividends	(621)	(532)
Other(3)	(90)	—
Balance, end of period	$152,178	$140,527
Treasury stock, at cost
Balance, beginning of period	$(16,302)	$(7,677)
Employee benefit plans(4)	523	773
Treasury stock acquired(5)	(3,563)	(2,634)
Balance, end of period	$(19,342)	$(9,538)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(32,381)	$(29,344)
Adjustment to opening balance, net of taxes(1)	504	(15)
Adjusted balance, beginning of period	$(31,877)	$(29,359)
Citigroup’s total other comprehensive income (loss)	1,978	3,244
Balance, end of period	$(29,899)	$(26,115)
Total Citigroup common stockholders’ equity	$210,766	$212,635
Total Citigroup stockholders’ equity	$230,019	$231,888
Noncontrolling interests
Balance, beginning of period	$1,023	$1,235
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	(11)
Transactions between Citigroup and the noncontrolling-interest shareholders	6	(73)
Net income attributable to noncontrolling-interest shareholders	42	31
Dividends paid to noncontrolling-interest shareholders	—	(1)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	70	(23)
Other	(53)	(25)
Net change in noncontrolling interests	$65	$(102)
Balance, end of period	$1,088	$1,133
Total equity	$231,107	$233,021

(1)	See Note 1 to the Consolidated Financial Statements for additional details.

(2)	Common dividends declared were $0.16 per share in the first and second quarter of 2017 and $0.05 per share in the first and second quarter of 2016.

(3)	Includes the impact of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 1 to the Consolidated Financial Statements.

(4)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(5) For the six months ended June 30, 2017 and 2016, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2017	2016
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$8,004	$7,530
Net income attributable to noncontrolling interests	42	31
Citigroup’s net income	$7,962	$7,499
Income (loss) from discontinued operations, net of taxes	3	(25)
Income from continuing operations—excluding noncontrolling interests	$7,959	$7,524
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Net gains on significant disposals(1)	(19)	(422)
Depreciation and amortization	1,797	1,776
Provision for loan losses	3,341	3,276
Realized gains from sales of investments	(413)	(386)
Net impairment losses on investments, goodwill and intangible assets	60	583
Change in trading account assets	(15,776)	(21,808)
Change in trading account liabilities	(2,300)	18,795
Change in brokerage receivables net of brokerage payables	(5,805)	(836)
Change in loans held-for-sale (HFS)	(515)	1,786
Change in other assets	(3,343)	(4,345)
Change in other liabilities	(3,522)	7,175
Other, net	(2,975)	7,949
Total adjustments	$(29,470)	$13,543
Net cash provided by (used in) operating activities of continuing operations	$(21,511)	$21,067
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(27,691)	$(15,796)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	2,748	(9,008)
Change in loans	(29,952)	(30,170)
Proceeds from sales and securitizations of loans	6,256	7,021
Purchases of investments	(96,925)	(108,359)
Proceeds from sales of investments	56,728	66,138
Proceeds from maturities of investments	47,785	33,383
Proceeds from significant disposals(1)	2,732	265
Capital expenditures on premises and equipment and capitalized software	(1,647)	(1,377)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	215	390
Net cash used in investing activities of continuing operations	$(39,751)	$(57,513)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,504)	$(828)
Issuance of preferred stock	—	2,498
Treasury stock acquired	(3,635)	(2,634)
Stock tendered for payment of withholding taxes	(401)	(312)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	12,959	11,505
Issuance of long-term debt	37,679	27,142
Payments and redemptions of long-term debt	(21,317)	(26,855)
Change in deposits	29,337	29,965
Change in short-term borrowings	5,818	(2,671)

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED) (Continued)	Six Months Ended June 30,
In millions of dollars	2017	2016
Net cash provided by financing activities of continuing operations	$58,936	$37,810
Effect of exchange rate changes on cash and cash equivalents	$223	$(124)
Change in cash and due from banks	$(2,103)	$1,240
Cash and due from banks at beginning of period	23,043	20,900
Cash and due from banks at end of period	$20,940	$22,140
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$1,975	$2,045
Cash paid during the period for interest	7,329	5,726
Non-cash investing activities
Transfers to loans HFS from loans	3,300	6,000
Transfers to OREO and other repossessed assets	58	97

(1)    See Note 2 to the Consolidated Financial Statements for further information on significant disposals.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2017 and for the three- and six- month periods ended June 30, 2017 and 2016 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, including the historical audited consolidated financial statements of Citigroup reflecting the certain realignments and reclassifications set forth in Citigroup’s Current Report on Form 8-K filed with the SEC on June 16, 2017 (2016 Annual Report on Form 10-K), and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (First Quarter of 2017 Form 10-Q).
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

ACCOUNTING CHANGES

Premium Amortization on Purchased Callable Debt Securities
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium.
The ASU requires entities to amortize premiums on debt securities by the first call date when the securities have fixed and determinable call dates and prices.  The scope of the ASU includes all accounting premiums, such as purchase premiums and cumulative fair value hedge adjustments.  The ASU does not change the accounting for discounts, which continue to be recognized over the contractual life of a security.
For calendar-year-end entities, the ASU is effective as of January 1, 2019, but it may be early adopted in any interim or year-end period after issuance.  Adoption of the ASU is on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.  Citi has early-adopted the ASU in the second quarter of 2017, with an effective date of January 1, 2017.  Adoption of the ASU primarily affects Citi’s available-for-sale and held-to-maturity portfolios of callable state and municipal securities.  The ASU adoption resulted in a net reduction to total stockholders’ equity of $156 million (after tax), effective as of January 1, 2017.  This amount is composed of a reduction of approximately $660 million to retained earnings for the incremental amortization of purchase premiums and cumulative hedge adjustments generated under fair value hedges of these callable debt securities.  This amount was offset by an increase to AOCI of $504 million related to the cumulative fair value hedge adjustments reclassified to retained earnings.
Financial statements for periods prior to 2017 were not subject to restatement under the provisions of this ASU.  The amount of amortization for the first quarter and the first half of 2017 under the provisions of the ASU is not materially different than the amount that was recorded during the first quarter or would have been recorded for the first half of 2017 if the ASU had not been adopted. For additional information, see Note 12 and Note 17 to the Consolidated Financial Statements.

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
Citi early adopted only the provisions of this ASU related to presentation of the change in fair value of liabilities for which the fair value option was elected, related to changes in Citigroup’s own credit spreads in AOCI effective January 1, 2016. Accordingly, as of the first quarter of 2016, these amounts are reflected as a component of AOCI, whereas these amounts were previously recognized in Citigroup’s revenues and net income. The impact of adopting this amendment resulted in a cumulative catch-up reclassification from retained earnings to AOCI of an accumulated after-tax loss of approximately $15 million at January 1, 2016. Financial statements for periods prior to 2016 were not subject to restatement under the provisions of this ASU. For additional information, see Note 17, Note 20 and Note 21 to the Consolidated Financial Statements. The Company is evaluating the effects that the other provisions of ASU 2016-01, which are effective January 1, 2018, will have on its Consolidated Financial Statements and related disclosures.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduces a new credit loss model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.
The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized.
The CECL model represents a significant change from existing GAAP and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect that ASU 2016-13 will have on its Consolidated Financial Statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of Citi’s portfolios at the date of adoption. In the current environment, the overall impact is estimated to be an approximately 10-20% increase in credit reserves. Moreover, there are still some implementation questions that will need to be resolved that could affect the estimated impact. The ASU will be effective for Citi as of January 1, 2020. Early application is permitted for annual periods beginning January 1, 2019.

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company will adopt the guidance as of January 1, 2018 using a modified retrospective method with a cumulative-effect adjustment to opening retained earnings. While the guidance will replace most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, will not impact a majority of the Company’s revenues, including net interest income.
While in scope of the new guidance, the Company does not expect a material change in the timing or measurement of revenues related to deposit fees. Citi’s credit cardholder fees and mortgage servicing fees have been concluded to be out of scope of the standard and therefore will not be impacted by the issuance of this guidance. The Company expects the presentation of expenses associated with underwriting activity to change from the current reporting where underwriting revenue is recorded net of the related expenses to a gross presentation where the expenses are recorded in Other operating expenses. This change to a gross presentation will result in an equivalent increase in underwriting revenue recorded in Commissions and fees and associated underwriting expenses recorded in Other operating expenses; however, this change in presentation will not have an impact on Income from continuing operations. The Company continues to evaluate the effect that the guidance will have on other revenue streams within its scope, including the presentation of certain contract costs, as well as changes in disclosures required by the new guidance. Based on the Company’s current interpretations of the new guidance, the overall impact to net income is expected to be immaterial.

Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require lessees to recognize leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective beginning January 1, 2019 with an option to early adopt. The Company does not plan to early adopt the ASU. The Company estimates that upon adoption, its Consolidated Balance Sheet will have an approximately $5 billion increase in assets and liabilities. Additionally, the Company estimates an approximately $200 million increase in retained earnings due to the cumulative effect of recognizing previously deferred gains on sale/leaseback transactions.

Income Tax Impact of Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes-Intra-Entity Transfers of Assets Other Than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective January 1, 2018. The Company continues to evaluate the impact of this standard, which is expected to increase DTAs, with an associated decrease in prepaid taxes of approximately $500 million.

Subsequent Measurement of Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Under the ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount (the current Step 1), with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts).
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

Changes in Accounting for Pension and Postretirement (Benefit) Expense
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the income statement presentation of net benefit expense and requires restating the Company’s financial statements for each of the earlier periods presented in Citi’s annual and interim financial statements. The change in presentation is effective for annual and interim periods starting January 1, 2018. The ASU requires that only the service cost component of net benefit expense be included in the Compensation and benefits line on the income statement.  The other components of net benefit expense will be required to be presented outside of the Compensation and benefits line and will be presented in Other operating expense.  Since both these income statement line items are part of Operating expenses, total Operating expenses will not change, nor will there be any change in Net income. This change in presentation is not expected to have a material effect on the Compensation and benefits and on Other operating lines in the income statement. The components of the net benefit expense are currently disclosed in Note 7 to the Consolidated Financial Statements.
 The new standard also changes the components of net benefit expense that are eligible for capitalization when employee costs are capitalized in connection with various activities, such as internally developed software, construction-in-progress, and loan origination costs. Prospectively from January 1, 2018, only the service cost component of net benefit expense may be capitalized.  Existing capitalized balances are not affected. The Company is currently evaluating the portion of net benefits cost that continues to be eligible for capitalization and the portion that is not eligible.

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

Sale of Egg Banking plc Credit Card Business
Citi sold the Egg Banking plc credit card business in 2011. Residual items from the disposal resulted in Income (loss) from discontinued operations, net of taxes, of $21 million and $(20) million for the three months ended June 30, 2017 and 2016, respectively, and Income (loss) from discontinued operations, net of taxes, of $3 million and $(22) million for the six months ended June 30, 2017 and 2016, respectively. The income recognized during the current period was related to the release of certain reserves associated with expirations of certain warranties and indemnifications.

Combined Results for Discontinued Operations
The following summarizes financial information for all Discontinued operations for which Citi continues to have minimal residual impact associated with the sold operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Total revenues, net of interest expense	$—	$—	$—	$—
Income (loss) from discontinued operations	$33	$(36)	$5	$(39)
Provision (benefit) for income taxes	12	(13)	2	(14)
Income (loss) from discontinued operations, net of taxes	$21	$(23)	$3	$(25)

Cash flows for Discontinued operations were not material for the periods presented.

Significant Disposals
The following transactions during 2017 and 2016 were identified as significant disposals. The major classes of assets and liabilities that are derecognized from the Consolidated Balance Sheet at closing and the income related to each business until the disposal date are presented below.

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

Exit of U.S. Mortgage Service Operations
As previously disclosed, Citigroup signed agreements during the first quarter of 2017 to effectively exit its direct U.S. mortgage servicing operations by the end of 2018 to intensify focus on originations. The exit of the mortgage servicing operations included the sale of mortgage servicing rights and execution of a subservicing agreement for the remaining Citi-owned loans and certain other mortgage servicing rights. As part of this transaction, Citi will also transfer certain employees.
This transaction, which was part of Corporate/Other, resulted in a pretax loss of $331 million ($207 million after-tax) recorded in Other revenue during the first quarter of 2017. The loss on sale does not include certain other costs and charges related to the disposed operation recorded primarily in Operating expenses in the first quarter of 2017, resulting in a total pretax loss of $382 million. As part of the completed sale, during the first quarter of 2017, Citi derecognized a total of $1,162 million of servicing-related assets, including $1,046 million of mortgage servicing rights, related to approximately 750,000 Fannie Mae and Freddie Mac held loans with outstanding balances of approximately $93 billion. Excluding the loss on sale and the additional charges, income before taxes for the disposed operation was immaterial for the three and six months ended June 30, 2017 and 2016.

Sale of CitiFinancial Canada Consumer Finance Business
On March 31, 2017, Citi completed the sale of CitiFinancial Canada (CitiFinancial), which was part of Corporate/Other, and included 220 retail branches and approximately 1,400 employees. As part of the sale, Citi derecognized total assets of approximately $1.9 billion, including $1.7 billion consumer loans (net of allowance), and total liabilities of approximately $1.5 billion related to intercompany borrowings, which were settled at closing of the transaction. Separately, during the first quarter of 2017, CitiFinancial settled $0.4 billion of debt issued through loan securitizations. The sale of CitiFinancial generated a pretax gain on sale of $350 million recorded in Other revenue ($178 million after-tax) during the first quarter of 2017.
Income before taxes, excluding the pretax gain on sale, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Income before taxes	$—	$41	$41	$78

Sale of Fixed Income Analytics and Index Businesses
On May 30, 2017, Citi entered into an agreement to sell its fixed income analytics (Yield Book) and index businesses that are part of Markets and Securities Services within Institutional Clients Group (ICG). The closing, which is subject to regulatory clearance and other customary closing conditions, is expected to occur in the second half of 2017 and result in a gain, recognized at the closing of the transaction. As of June 30, 2017, the total assets of the businesses were approximately $100 million, including $72 million of goodwill, while the liabilities were not material. These assets and liabilities were classified as HFS within Other assets and Other liabilities on the Consolidated Balance Sheet, respectively, at June 30, 2017. Income before taxes for these businesses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Income before taxes	$9	$17	$19	$31

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the Global Consumer Banking (GCB) and ICG business segments. In addition, Corporate/Other includes activities not assigned to a specific business segment, as well as certain North America and international loan portfolios, discontinued operations and other legacy assets.
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
The following table presents certain information regarding the Company’s continuing operations by segment:

	Three Months Ended June 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2017	2016	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Global Consumer Banking	$8,035	$7,674	$647	$667	$1,129	$1,285	$419	$412
Institutional Clients Group	9,213	8,689	1,327	1,229	2,780	2,615	1,353	1,277
Corporate/Other	653	1,185	(179)	(173)	(26)	147	92	103
Total	$17,901	$17,548	$1,795	$1,723	$3,883	$4,047	$1,864	$1,792

(1)
Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $8.5 billion and $8.1 billion; in EMEA of $2.8 billion and $2.6 billion; in Latin America of $2.3 billion and $2.3 billion; and in Asia of $3.6 billion and $3.4 billion for the three months ended June 30, 2017 and 2016, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $1.8 billion and $1.4 billion; in the ICG results of $87 million and $82 million; and in the Corporate/Other results of $(132) million and $(98) million for the three months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)
In millions of dollars	2017	2016	2017	2016	2017	2016
Global Consumer Banking	$15,852	$15,388	$1,231	$1,301	$2,132	$2,479
Institutional Clients Group	18,339	16,584	2,702	1,993	5,791	4,484
Corporate/Other	1,830	3,131	(275)	(92)	78	592
Total	$36,021	$35,103	$3,658	$3,202	$8,001	$7,555

(1)
Includes total revenues, net of interest expense, in North America of $17.0 billion and $16.0 billion; in EMEA of $5.6 billion and $4.7 billion; in Latin America of $4.6 billion and $4.4 billion; and in Asia of $7.0 billion and $6.9 billion for the six months ended June 30, 2017 and 2016, respectively. Regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $3.6 billion and $2.9 billion; in the ICG results of $(118) million and $472 million; and in Corporate/Other results of $(80) million and $72 million for the six months ended June 30, 2017 and 2016, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Interest revenue
Loan interest, including fees	$10,199	$9,750	$20,146	$19,510
Deposits with banks	375	237	670	456
Federal funds sold and securities borrowed or purchased under agreements to resell	828	664	1,489	1,311
Investments, including dividends	2,058	1,937	4,018	3,792
Trading account assets(1)	1,481	1,532	2,747	2,966
Other interest (2)	260	236	554	488
Total interest revenue	$15,201	$14,356	$29,624	$28,523
Interest expense
Deposits(1)	$1,603	$1,306	$3,018	$2,510
Federal funds purchased and securities loaned or sold under agreements to repurchase	676	527	1,169	1,029
Trading account liabilities(2)	146	96	293	184
Short-term borrowings	202	109	401	210
Long-term debt	1,409	1,082	2,721	2,127
Total interest expense	$4,036	$3,120	$7,602	$6,060
Net interest revenue	$11,165	$11,236	$22,022	$22,463
Provision for loan losses	1,666	1,390	3,341	3,276
Net interest revenue after provision for loan losses	$9,499	$9,846	$18,681	$19,187

(1)
Includes deposit insurance fees and charges of $329 million and $267 million for the three months ended June 30, 2017 and 2016, respectively, and $634 million and $502 million for the six months ended June 30, 2017 and 2016, respectively.

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
The following table presents Commissions and fees revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Investment banking	$916	$753	$1,778	$1,327
Trading-related	542	544	1,114	1,145
Trade and securities services	422	386	812	792
Credit cards and bank cards	364	344	675	615
Corporate finance(1)	238	241	407	364
Other consumer(2)	169	166	333	324
Checking-related	122	104	242	220
Loan servicing	88	68	174	164
Other	76	119	161	237
Total commissions and fees	$2,937	$2,725	$5,696	$5,188

(1)	Consists primarily of fees earned from structuring and underwriting loan syndications.

(2)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

6. PRINCIPAL TRANSACTIONS
Citi’s Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. For additional information regarding Principal transactions revenue, see Note 6 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
The following table presents Principal transactions revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Global Consumer Banking(1)	$142	$165	$291	$308
Institutional Clients Group	2,079	1,911	4,747	3,487
Corporate/Other (1)	341	(260)	546	(139)
Total Citigroup	$2,562	$1,816	$5,584	$3,656
Interest rate risks(2)	$1,411	$1,140	$3,177	$1,947
Foreign exchange risks(3)	802	402	1,390	1,015
Equity risks(4)	58	(55)	246	(5)
Commodity and other risks(5)	148	121	238	265
Credit products and risks(6)	143	208	533	434
Total	$2,562	$1,816	$5,584	$3,656

(1)	Primarily relates to foreign exchange risks.

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

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Qualified plans
Benefits earned during the period	$—	$—	$38	$39	$—	$—	$2	$3
Interest cost on benefit obligation	128	132	74	73	8	5	25	24
Expected return on plan assets	(217)	(218)	(76)	(74)	(2)	(3)	(22)	(22)
Amortization of unrecognized
Prior service benefit	—	—	(1)	(1)	—	—	(3)	(3)
Net actuarial loss (gain)	38	39	15	20	1	(1)	9	8
Curtailment loss (1)	3	—	—	—	—	—	—	—
Settlement loss(1)	—	—	4	3	—	—	—	—
Net qualified plans (benefit) expense	$(48)	$(47)	$54	$60	$7	$1	$11	$10
Nonqualified plans expense	$11	$9	$—	$—	$—	$—	$—	$—
Total net (benefit) expense	$(37)	$(38)	$54	$60	$7	$1	$11	$10

(1)	Losses due to curtailment and settlement relate to repositioning and divestiture activities.

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Qualified plans
Benefits earned during the period	$1	$1	$74	$77	$—	$—	$4	$6
Interest cost on benefit obligation	260	273	145	146	14	13	49	48
Expected return on plan assets	(433)	(436)	(146)	(146)	(3)	(5)	(43)	(43)
Amortization of unrecognized
Prior service benefit	—	—	(2)	(1)	—	—	(5)	(6)
Net actuarial loss (gain)	79	75	31	39	—	(1)	17	16
Curtailment loss (gain) (1)	3	—	—	(3)	—	—	—	—
Settlement loss(1)	—	—	4	4	—	—	—	—
Net qualified plans (benefit) expense	$(90)	$(87)	$106	$116	$11	$7	$22	$21
Nonqualified plans expense	$21	$19	$—	$—	$—	$—	$—	$—
Total net (benefit) expense	$(69)	$(68)	$106	$116	$11	$7	$22	$21

(1)	(Gains) losses due to curtailment and settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following tables summarize the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s
Significant Plans.

	Six Months Ended June 30, 2017
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$14,000	$6,522	$686	$1,141
Plans measured annually	(28)	(1,784)	—	(303)
Projected benefit obligation at beginning of year—Significant Plans	$13,972	$4,738	$686	$838
First quarter activity	25	802	(7)	134
Projected benefit obligation at March 31, 2017—Significant Plans	$13,997	$5,540	$679	$972
Benefits earned during the period	—	22	—	2
Interest cost on benefit obligation	135	62	7	22
Actuarial gain (loss)	214	(58)	71	22
Benefits paid, net of participants’ contributions	(191)	(79)	(15)	(14)
Curtailment loss(1)	3	—	—	—
Foreign exchange impact and other	—	62	—	40
Projected benefit obligation at June 30, 2017—Significant Plans	$14,158	$5,549	$742	$1,044

(1)	Loss due to curtailment relates to repositioning activities.

	Six Months Ended June 30, 2017
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$12,363	$6,149	$129	$1,015
Plans measured annually	—	(1,167)	—	(11)
Plan assets at fair value at beginning of year—Significant Plans	$12,363	$4,982	$129	$1,004
First quarter activity	159	903	$—	124
Plan assets at fair value at March 31, 2017—Significant Plans	$12,522	$5,885	$129	$1,128
Actual return on plan assets	364	(45)	4	23
Company contributions, net of reimbursements	13	13	8	—
Plan participants’ contributions	—	1	—	—
Benefits paid, net of government subsidy	(191)	(80)	(15)	(14)
Foreign exchange impact and other	—	72	—	46
Plan assets at fair value at June 30, 2017—Significant Plans	$12,708	$5,846	$126	$1,183
Funded status of the Significant Plans
Qualified plans(1)	$(720)	$297	$(616)	$139
Nonqualified plans	(730)	—	—	—
Funded status of the plans at June 30, 2017—Significant Plans	$(1,450)	$297	$(616)	$139
Net amount recognized
Benefit asset	$—	$758	$—	$139
Benefit liability	(1,450)	(461)	(616)	—
Net amount recognized on the balance sheet—Significant Plans	$(1,450)	$297	$(616)	$139
Amounts recognized in AOCI
Prior service benefit	$—	$32	$—	$94
Net actuarial gain (loss)	(6,821)	(984)	39	(403)
Net amount recognized in equity (pretax)—Significant Plans	$(6,821)	$(952)	$39	$(309)
Accumulated benefit obligation at June 30, 2017—Significant Plans	$14,151	$5,280	$742	$1,044

(1)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2017 and no minimum required funding is expected for 2017.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Beginning of period balance, net of tax(1)(2)	$(5,176)	$(5,164)
Actuarial assumptions changes and plan experience	(260)	(508)
Net asset gain due to difference between actual and expected returns	43	296
Net amortization	56	112
Prior service cost	—	(5)
Curtailment/settlement gain(3)	7	7
Foreign exchange impact and other	(64)	(122)
Change in deferred taxes, net	83	73
Change, net of tax	$(135)	$(147)
End of period balance, net of tax(1)(2)	$(5,311)	$(5,311)

(1)	See Note 17 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Gains due to curtailment and settlement relate to repositioning and divestiture activities.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net benefit (expense) assumed discount rates during the period	Three months ended
	Jun. 30, 2017	Mar. 31, 2017
U.S. plans
Qualified pension	4.05%	4.10%
Nonqualified pension	3.95	4.00
Postretirement	3.85	3.90
Non-U.S. plans
Pension	0.55-10.45	0.60-11.00
Weighted average	4.83	5.08
Postretirement	9.25	9.65

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016
U.S. plans
Qualified pension	3.80%	4.05%	4.10%
Nonqualified pension	3.75	3.95	4.00
Postretirement	3.60	3.85	3.90
Non-U.S. plans
Pension	0.65-10.90	0.55-10.45	0.60-11.00
Weighted average	4.87	4.83	5.08
Postretirement	9.05	9.25	9.65

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended June 30, 2017
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$7	$(10)
Non-U.S. plans	(4)	7
Postretirement
U.S. plans	—	(1)
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first six months of 2017.
The following table summarizes the Company’s actual contributions for the six months ended June 30, 2017 and 2016, as well as estimated expected Company contributions for the remainder of 2017 and the actual contributions made in the third and fourth quarters of 2016.

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Company contributions(2) for the six months ended June 30	$26	$28	$70	$58	$19	$6	$4	$3
Company contributions made or expected to be made during the remainder of the year	29	528	70	68	—	—	4	6

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
U.S. plans	$100	$97	$198	$193
Non-U.S. plans	66	72	135	140

Post Employment Plans
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Service-related expense	$—	$—	$—	$—
Interest cost on benefit obligation	1	1	1	2
Amortization of unrecognized
Prior service benefit	(7)	(8)	(15)	(16)
Net actuarial loss	—	1	1	2
Total service-related benefit	$(6)	$(6)	$(13)	$(12)
Non-service-related expense	$4	$5	$12	$13
Total net (benefit) expense	$(2)	$(1)	$(1)	$1

9.     EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per-share amounts	2017	2016	2017	2016
Income from continuing operations before attribution of noncontrolling interests	$3,883	$4,047	$8,001	$7,555
Less: Noncontrolling interests from continuing operations	32	26	42	31
Net income from continuing operations (for EPS purposes)	$3,851	$4,021	$7,959	$7,524
Income (loss) from discontinued operations, net of taxes	21	(23)	3	(25)
Citigroup's net income	$3,872	$3,998	$7,962	$7,499
Less: Preferred dividends(1)	320	322	621	532
Net income available to common shareholders	$3,552	$3,676	$7,341	$6,967
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	48	53	103	93
Net income allocated to common shareholders for basic EPS	$3,504	$3,623	$7,238	$6,874
Net income allocated to common shareholders for diluted EPS	3,504	3,623	$7,238	$6,874
Weighted-average common shares outstanding applicable to basic EPS	2,739.1	2,915.8	2,752.2	2,929.4
Effect of dilutive securities(2)
Options(3)	0.1	0.1	0.1	0.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS(4)	2,739.2	2,915.9	2,752.3	2,929.5
Basic earnings per share(5)
Income from continuing operations	$1.27	$1.25	$2.63	$2.36
Discontinued operations	0.01	(0.01)	—	(0.01)
Net income	$1.28	$1.24	$2.63	$2.35
Diluted earnings per share(5)
Income from continuing operations	$1.27	$1.25	$2.63	$2.36
Discontinued operations	0.01	(0.01)	—	(0.01)
Net income	$1.28	$1.24	$2.63	$2.35

(1)
As of June 30, 2017, Citi estimates it will distribute preferred dividends of approximately $592 million during the remainder of 2017, in each case assuming such dividends are declared by the Citi Board of Directors.

(2)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $105.61 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in the three and six months ended June 30, 2017 and 2016 because they were anti-dilutive.

(3)
During the second quarters of 2017 and 2016, weighted-average options to purchase 0.8 million and 5.3 million shares of common stock, respectively, were outstanding, but not included in the computation of earnings per share because the weighted-average exercise prices of $204.80 and $75.43 per share, respectively, were anti-dilutive.

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
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2017	December 31, 2016
Federal funds sold	$—	$—
Securities purchased under agreements to resell	128,546	131,473
Deposits paid for securities borrowed	105,519	105,340
Total(1)	$234,065	$236,813

Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2017	December 31, 2016
Federal funds purchased	$303	$178
Securities sold under agreements to repurchase	141,304	125,685
Deposits received for securities loaned	13,173	15,958
Total(1)	$154,780	$141,821

(1)
The above tables do not include securities-for-securities lending transactions of $13.4 billion and $9.3 billion at June 30, 2017 and December 31, 2016, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.

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

	As of June 30, 2017
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$186,108	$57,562	$128,546	$106,230	$22,316
Deposits paid for securities borrowed	105,519	—	105,519	22,633	82,886
Total	$291,627	$57,562	$234,065	$128,863	$105,202

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$198,866	$57,562	$141,304	$64,748	$76,556
Deposits received for securities loaned	13,173	—	13,173	2,936	10,237
Total	$212,039	$57,562	$154,477	$67,684	$86,793

	As of December 31, 2016
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$176,284	$44,811	$131,473	$102,874	$28,599
Deposits paid for securities borrowed	105,340	—	105,340	16,200	89,140
Total	$281,624	$44,811	$236,813	$119,074	$117,739

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$170,496	$44,811	$125,685	$63,517	$62,168
Deposits received for securities loaned	15,958	—	15,958	3,529	12,429
Total	$186,454	$44,811	$141,643	$67,046	$74,597

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See tables above.

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

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity:

	As of June 30, 2017
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$91,133	$56,163	$24,255	$27,315	$198,866
Deposits received for securities loaned	9,948	644	1,709	872	13,173
Total	$101,081	$56,807	$25,964	$28,187	$212,039

	As of December 31, 2016
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$79,740	$50,399	$19,396	$20,961	$170,496
Deposits received for securities loaned	10,813	2,169	2,044	932	15,958
Total	$90,553	$52,568	$21,440	$21,893	$186,454

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral:

	As of June 30, 2017
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$66,171	$—	$66,171
State and municipal securities	1,054	—	1,054
Foreign government securities	77,916	611	78,527
Corporate bonds	18,799	586	19,385
Equity securities	11,419	11,330	22,749
Mortgage-backed securities	14,980	—	14,980
Asset-backed securities	5,321	—	5,321
Other	3,206	646	3,852
Total	$198,866	$13,173	$212,039

	As of December 31, 2016
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$66,263	$—	$66,263
State and municipal securities	334	—	334
Foreign government securities	52,988	1,390	54,378
Corporate bonds	17,164	630	17,794
Equity securities	12,206	13,913	26,119
Mortgage-backed securities	11,421	—	11,421
Asset-backed securities	5,428	—	5,428
Other	4,692	25	4,717
Total	$170,496	$15,958	$186,454

11. BROKERAGE RECEIVABLES AND BROKERAGE
PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	June 30, 2017	December 31, 2016
Receivables from customers	$12,851	$10,374
Receivables from brokers, dealers, and clearing organizations	27,636	18,513
Total brokerage receivables(1)	$40,487	$28,887
Payables to customers	$38,588	$37,237
Payables to brokers, dealers, and clearing organizations	24,359	19,915
Total brokerage payables(1)	$62,947	$57,152

(1)
Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

12.   INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for other-than-temporary impairment (OTTI), see Note 13 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

Overview
The following table presents Citi’s investments by category:

In millions of dollars	June 30, 2017	December 31, 2016

Securities available-for-sale (AFS)	$293,629	$299,424
Debt securities held-to-maturity (HTM)(1)	50,175	45,667
Non-marketable equity securities carried at fair value(2)	1,384	1,774
Non-marketable equity securities carried at cost(3)	6,522	6,439
Total investments	$351,710	$353,304

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks and various clearing houses of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Taxable interest	$1,859	$1,759	$3,623	$3,436
Interest exempt from U.S. federal income tax	141	133	283	276
Dividend income	58	45	112	80
Total interest and dividend income	$2,058	$1,937	$4,018	$3,792

The following table presents realized gains and losses on the sales of investments, which excludes OTTI losses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Gross realized investment gains	$258	$244	$546	$623
Gross realized investment losses	(37)	(44)	(133)	(237)
Net realized gains on sale of investments	$221	$200	$413	$386

Securities Available-for-Sale
The amortized cost and fair value of AFS securities were as follows:

	June 30, 2017				December 31, 2016
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$43,351	$246	$399	$43,198	$38,663	$248	$506	$38,405
Prime	1	—	—	1	2	—	—	2
Alt-A	—	—	—	—	43	7	—	50
Non-U.S. residential	3,154	14	5	3,163	3,852	13	7	3,858
Commercial	357	1	1	357	357	2	1	358
Total mortgage-backed securities	$46,863	$261	$405	$46,719	$42,917	$270	$514	$42,673
U.S. Treasury and federal agency securities
U.S. Treasury	$102,340	$414	$359	$102,395	$113,606	$629	$452	$113,783
Agency obligations	10,240	24	61	10,203	9,952	21	85	9,888
Total U.S. Treasury and federal agency securities	$112,580	$438	$420	$112,598	$123,558	$650	$537	$123,671
State and municipal(2)	$9,700	$142	$303	$9,539	$10,797	$80	$757	$10,120
Foreign government	101,669	514	401	101,782	98,112	590	554	98,148
Corporate	16,111	93	101	16,103	17,195	105	176	17,124
Asset-backed securities(1)	6,020	10	6	6,024	6,810	6	22	6,794
Other debt securities	431	—	—	431	503	—	—	503
Total debt securities AFS	$293,374	$1,458	$1,636	$293,196	$299,892	$1,701	$2,560	$299,033
Marketable equity securities AFS	$414	$25	$6	$433	$377	$20	$6	$391
Total securities AFS	$293,788	$1,483	$1,642	$293,629	$300,269	$1,721	$2,566	$299,424

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

(2)
In the second quarter of 2017, Citi early adopted ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Upon adoption, a cumulative effect adjustment was recorded to reduce retained earnings, effective January 1, 2017, for the incremental amortization of purchase premiums and cumulative fair value hedge adjustments on callable state and municipal debt securities.  For additional information, see Note 1 to the Consolidated Financial Statements.

The following shows the fair value of AFS securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2017
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$26,236	$332	$2,253	$67	$28,489	$399
Non-U.S. residential	1,243	4	36	1	1,279	5
Commercial	84	1	37	—	121	1
Total mortgage-backed securities	$27,563	$337	$2,326	$68	$29,889	$405
U.S. Treasury and federal agency securities
U.S. Treasury	$37,721	$250	$4,592	$109	$42,313	$359
Agency obligations	6,345	60	106	1	6,451	61
Total U.S. Treasury and federal agency securities	$44,066	$310	$4,698	$110	$48,764	$420
State and municipal	$506	$17	$1,735	$286	$2,241	$303
Foreign government	37,764	172	11,189	229	48,953	401
Corporate	5,965	87	553	14	6,518	101
Asset-backed securities	1,045	1	938	5	1,983	6
Other debt securities	29	—	—	—	29	—
Marketable equity securities AFS	16	2	54	4	70	6
Total securities AFS	$116,954	$926	$21,493	$716	$138,447	$1,642
December 31, 2016
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$23,534	$436	$2,236	$70	$25,770	$506
Prime	1	—	—	—	1	—
Non-U.S. residential	486	—	1,276	7	1,762	7
Commercial	75	1	58	—	133	1
Total mortgage-backed securities	$24,096	$437	$3,570	$77	$27,666	$514
U.S. Treasury and federal agency securities
U.S. Treasury	$44,342	$445	$1,335	$7	$45,677	$452
Agency obligations	6,552	83	250	2	6,802	85
Total U.S. Treasury and federal agency securities	$50,894	$528	$1,585	$9	$52,479	$537
State and municipal	$1,616	$55	$3,116	$702	$4,732	$757
Foreign government	38,226	243	8,973	311	47,199	554
Corporate	7,011	129	1,877	47	8,888	176
Asset-backed securities	411	—	3,213	22	3,624	22
Other debt securities	5	—	—	—	5	—
Marketable equity securities AFS	19	2	24	4	43	6
Total securities AFS	$122,278	$1,394	$22,358	$1,172	$144,636	$2,566

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	June 30, 2017		December 31, 2016
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$96	$96	$132	$132
After 1 but within 5 years	812	814	736	738
After 5 but within 10 years	1,733	1,730	2,279	2,265
After 10 years(2)	44,222	44,079	39,770	39,538
Total	$46,863	$46,719	$42,917	$42,673
U.S. Treasury and federal agency securities
Due within 1 year	$3,183	$3,165	$4,945	$4,945
After 1 but within 5 years	103,151	103,156	101,369	101,323
After 5 but within 10 years	6,211	6,240	17,153	17,314
After 10 years(2)	35	37	91	89
Total	$112,580	$112,598	$123,558	$123,671
State and municipal
Due within 1 year	$2,217	$2,217	$2,093	$2,092
After 1 but within 5 years	2,393	2,396	2,668	2,662
After 5 but within 10 years	464	478	335	334
After 10 years(2)	4,626	4,448	5,701	5,032
Total	$9,700	$9,539	$10,797	$10,120
Foreign government
Due within 1 year	$31,792	$31,800	$32,540	$32,547
After 1 but within 5 years	54,028	53,507	51,008	50,881
After 5 but within 10 years	13,457	13,944	12,388	12,440
After 10 years(2)	2,392	2,531	2,176	2,280
Total	$101,669	$101,782	$98,112	$98,148
All other(3)
Due within 1 year	$3,794	$3,688	$2,629	$2,628
After 1 but within 5 years	10,380	10,396	12,339	12,334
After 5 but within 10 years	5,760	5,865	6,566	6,528
After 10 years(2)	2,628	2,609	2,974	2,931
Total	$22,562	$22,558	$24,508	$24,421
Total debt securities AFS	$293,374	$293,196	$299,892	$299,033

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
June 30, 2017
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$24,044	$25	$24,069	$77	$(113)	$24,033
Prime	15	—	15	3	—	18
Alt-A	279	(18)	261	94	(1)	354
Non-U.S. residential	1,940	(47)	1,893	64	—	1,957
Commercial	104	—	104	—	—	104
Total mortgage-backed securities	$26,382	$(40)	$26,342	$238	$(114)	$26,466
State and municipal(4)	$8,830	$(31)	$8,799	$310	$(132)	$8,977
Foreign government	588	—	588	—	(16)	572
Asset-backed securities(3)	14,451	(5)	14,446	67	(5)	14,508
Total debt securities held-to-maturity	$50,251	$(76)	$50,175	$615	$(267)	$50,523
December 31, 2016
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$22,462	$33	$22,495	$47	$(186)	$22,356
Prime	31	(7)	24	10	(1)	33
Alt-A	314	(27)	287	69	(1)	355
Non-U.S. residential	1,871	(47)	1,824	49	—	1,873
Commercial	14	—	14	—	—	14
Total mortgage-backed securities	$24,692	$(48)	$24,644	$175	$(188)	$24,631
State and municipal	$9,025	$(442)	$8,583	$129	$(238)	$8,474
Foreign government	1,339	—	1,339	—	(26)	1,313
Asset-backed securities(3)	11,107	(6)	11,101	41	(5)	11,137
Total debt securities held-to-maturity(5)	$46,163	$(496)	$45,667	$345	$(457)	$45,555

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

(4)
In the second quarter of 2017, Citi early adopted ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Upon adoption, a cumulative effect adjustment was recorded to reduce retained earnings, effective January 1, 2017, for the incremental amortization of purchase premiums and cumulative fair value hedge adjustments on callable state and municipal debt securities.  For additional information, see Note 1 to the Consolidated Financial Statements.

(5)
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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
June 30, 2017
Debt securities held-to-maturity
Mortgage-backed securities	$35	$1	$11,533	$113	$11,568	$114
State and municipal	629	43	735	89	1,364	132
Foreign government	572	16	—	—	572	16
Asset-backed securities	54	1	2,810	4	2,864	5
Total debt securities held-to-maturity	$1,290	$61	$15,078	$206	$16,368	$267
December 31, 2016
Debt securities held-to-maturity
Mortgage-backed securities	$17	$—	$17,176	$188	$17,193	$188
State and municipal	2,200	58	1,210	180	3,410	238
Foreign government	1,313	26	—	—	1,313	26
Asset-backed securities	2	—	2,503	5	2,505	5
Total debt securities held-to-maturity	$3,532	$84	$20,889	$373	$24,421	$457
Note: Excluded from the gross unrecognized losses presented in the table above are $(76) million and $(496) million of net unrealized losses recorded in AOCI as of June 30, 2017 and December 31, 2016, respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at June 30, 2017 and December 31, 2016.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	June 30, 2017		December 31, 2016
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	735	743	760	766
After 5 but within 10 years	51	52	54	55
After 10 years(1)	25,556	25,671	23,830	23,810
Total	$26,342	$26,466	$24,644	$24,631
State and municipal
Due within 1 year	$463	$472	$406	$406
After 1 but within 5 years	145	152	112	110
After 5 but within 10 years	372	385	363	367
After 10 years(1)	7,819	7,968	7,702	7,591
Total	$8,799	$8,977	$8,583	$8,474
Foreign government
Due within 1 year	$138	$138	$824	$818
After 1 but within 5 years	450	434	515	495
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$588	$572	$1,339	$1,313
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	468	469	513	514
After 10 years(1)	13,978	14,039	10,588	10,623
Total	$14,446	$14,508	$11,101	$11,137
Total debt securities held-to-maturity	$50,175	$50,523	$45,667	$45,555

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary Impairment

Overview
The Company conducts periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.
An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. Losses related to HTM securities generally are not recorded, as these investments are carried at adjusted amortized cost basis. However, for HTM securities with credit-related impairment, the credit loss is recognized in earnings as OTTI and any difference between the cost basis adjusted for the OTTI and fair value is recognized in AOCI and amortized as an adjustment of yield over the remaining contractual life of the security. For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any impairment recognized in earnings.
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

The sections below describe the Company’s process for identifying credit-related impairments for security types that have the most significant unrealized losses as of June 30, 2017.

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
For state and municipal bonds with unrealized losses that Citigroup plans to sell, or would be more-likely-than-not required to sell, the full impairment is recognized in earnings.

Recognition and Measurement of OTTI
The following tables present total OTTI recognized in earnings:

OTTI on Investments and Other assets	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
In millions of dollars	AFS(1)	HTM	Other assets	Total	AFS(1)(2)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise	20	—	—	20	31	1	—	32
Total impairment losses recognized in earnings	$20	$—	$—	$20	$31	$1	$—	$32

(1)	Includes OTTI on non-marketable equity securities.

OTTI on Investments and Other assets	Three months ended June 30, 2016				Six Months Ended June 30, 2016
In millions of dollars	AFS(1)	HTM	Other assets	Total	AFS(1)(2)	HTM	Other assets(3)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$2	$1	$—	$3	$3	$1	$—	$4
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$1	$—	$3	$3	$1	$—	$4
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise and FX losses	28	17	70	115	223	24	332	579
Total impairment losses recognized in earnings	$30	$18	$70	$118	$226	$25	$332	$583

(1)	Includes OTTI on non-marketable equity securities.

(2)	Includes a $160 million impairment related to AFS securities affected by changes in the Venezuela exchange rate during the six months ended June 30, 2016.

(3)	The impairment charge is related to the carrying value of an equity investment.

The following are three-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Mar. 31, 2017 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	June 30, 2017 balance
AFS debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—
State and municipal	4	—	—	—	4
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	22	—	—	(22)	—
Total OTTI credit losses recognized for AFS debt securities	$30	$—	$—	$(22)	$8
HTM debt securities
Mortgage-backed securities(1)	$97	$—	$—	$—	$97
State and municipal	3	—	—	—	3
Total OTTI credit losses recognized for HTM debt securities	$100	$—	$—	$—	$100

(1)	Primarily consists of Alt-A securities.

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Mar. 31, 2016 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	June 30, 2016 balance
AFS debt securities
Mortgage-backed securities	$—	$1	$—	$(1)	$—
State and municipal	4	—	—	—	4
Foreign government securities	5	—	—	—	5
Corporate	7	—	2	(2)	7
All other debt securities	43	—	—	—	43
Total OTTI credit losses recognized for AFS debt securities	$59	$1	$2	$(3)	$59
HTM debt securities
Mortgage-backed securities(1)	$132	$—	$—	$(24)	$108
State and municipal	4	1	—	(1)	4
Total OTTI credit losses recognized for HTM debt securities	$136	$1	$—	$(25)	$112

(1)	Primarily consists of Alt-A securities.

The following are six-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2016 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	June 30, 2017 balance
AFS debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—
State and municipal	4	—	—	—	4
Foreign government securities	—	—	—	—	—
Corporate	5	—	—	(1)	4
All other debt securities	22	—	—	(22)	—
Total OTTI credit losses recognized for AFS debt securities	$31	$—	$—	$(23)	$8
HTM debt securities
Mortgage-backed securities(1)	$101	$—	$—	$(4)	$97
State and municipal	3	—	—	—	3
Total OTTI credit losses recognized for HTM debt securities	$104	$—	$—	$(4)	$100

(1)	Primarily consists of Alt-A securities.

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2015 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Jun. 30, 2016 balance
AFS debt securities
Mortgage-backed securities	$—	$1	$—	$(1)	$—
State and municipal	12	—	—	(8)	4
Foreign government securities	5	—	—	—	5
Corporate	9	1	—	(3)	7
All other debt securities	47	—	—	(4)	43
Total OTTI credit losses recognized for AFS debt securities	$73	$2	$—	$(16)	$59
HTM debt securities
Mortgage-backed securities(1)	$132	$—	$—	$(24)	$108
State and municipal	4	1	—	(1)	4
Total OTTI credit losses recognized for HTM debt securities	$136	$1	$—	$(25)	$112

(1)	Primarily consists of Alt-A securities.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Hedge funds	$1	$4	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	374	348	82	82	—	—
Real estate funds (2)(3)	41	56	21	20	—	—
Total	$416	$408	$103	$102	—	—

(1)	Private equity funds include funds that invest in infrastructure, emerging markets and venture capital.

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

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other. The following table provides Citi’s consumer loans by loan type:

In millions of dollars	June 30, 2017	December 31, 2016
In U.S. offices
Mortgage and real estate(1)	$69,022	$72,957
Installment, revolving credit and other	3,190	3,395
Cards	130,181	132,654
Commercial and industrial	7,404	7,159
	$209,797	$216,165
In offices outside the U.S.
Mortgage and real estate(1)	$43,821	$42,803
Installment, revolving credit and other	26,480	24,887
Cards	25,376	23,783
Commercial and industrial	18,956	16,568
Lease financing	81	81
	$114,714	$108,122
Total consumer loans	$324,511	$324,287
Net unearned income	$750	$776
Consumer loans, net of unearned income	$325,261	$325,063

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $0.6 billion and $2.8 billion, $2.1 billion and $4.7 billion of consumer loans during the three and six months ended June 30, 2017 and 2016, respectively.

Consumer Loan Delinquency and Non-Accrual Details at June 30, 2017

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$49,255	$438	$260	$1,301	$51,254	$654	$1,035
Home equity loans(6)(7)	15,862	213	373	—	16,448	796	—
Credit cards	128,173	1,349	1,352	—	130,874	—	1,352
Installment and other	3,475	42	14	—	3,531	19	—
Commercial banking	9,149	8	46	—	9,203	285	11
Total	$205,914	$2,050	$2,045	$1,301	$211,310	$1,754	$2,398
In offices outside North America
Residential first mortgages(5)	$36,813	$227	$157	$—	$37,197	$412	$—
Credit cards	23,985	418	370	—	24,773	313	254
Installment and other	24,760	281	128	—	25,169	165	—
Commercial banking	26,650	76	84	—	26,810	204	—
Total	$112,208	$1,002	$739	$—	$113,949	$1,094	$254
Total GCB and Corporate/Other consumer	$318,122	$3,052	$2,784	$1,301	$325,259	$2,848	$2,652
Other(8)	2	—	—	—	2	—	—
Total Citigroup	$318,124	$3,052	$2,784	$1,301	$325,261	$2,848	$2,652

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $27 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.3 billion and 90 days or more past due of $1.0 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Corporate/Other consumer credit metrics.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2016

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$50,766	$522	$371	$1,474	$53,133	$848	$1,227
Home equity loans(6)(7)	18,767	249	438	—	19,454	914	—
Credit cards	130,327	1,465	1,509	—	133,301	—	1,509
Installment and other	4,486	106	38	—	4,630	70	2
Commercial banking	8,876	23	74	—	8,973	328	14
Total	$213,222	$2,365	$2,430	$1,474	$219,491	$2,160	$2,752
In offices outside North America
Residential first mortgages(5)	$35,862	$206	$135	$—	$36,203	$360	$—
Credit cards	22,363	368	324	—	23,055	258	239
Installment and other	22,683	264	126	—	23,073	163	—
Commercial banking	23,054	72	112	—	23,238	217	—
Total	$103,962	$910	$697	$—	$105,569	$998	$239
Total GCB and Corporate/Other consumer	$317,184	$3,275	$3,127	$1,474	$325,060	$3,158	$2,991
Other(8)	3	—	—	—	3	—	—
Total Citigroup	$317,187	$3,275	$3,127	$1,474	$325,063	$3,158	$2,991

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $29 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $1.3 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Corporate/Other consumer credit metrics.

Consumer Credit Scores (FICO)
The following tables provide details on the FICO scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables (commercial banking loans are excluded from the table since they are business based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	June 30, 2017
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$2,392	$2,195	$43,056
Home equity loans	1,542	1,248	13,263
Credit cards	8,227	11,120	108,311
Installment and other	261	253	2,448
Total	$12,422	$14,816	$167,078

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2016
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$2,744	$2,422	$44,279
Home equity loans	1,750	1,418	14,743
Credit cards	8,310	11,320	110,522
Installment and other	284	271	2,601
Total	$13,088	$15,431	$172,145

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	June 30, 2017
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$44,740	$2,820	$262
Home equity loans	12,177	2,856	937
Total	$56,917	$5,676	$1,199

LTV distribution in U.S. portfolio(1)(2)	December 31, 2016
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$45,849	$3,467	$324
Home equity loans	12,869	3,653	1,305
Total	$58,718	$7,120	$1,629

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans

The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended June 30,		Six Months Ended June 30,
	Balance at June 30, 2017				2017	2016	2017	2016
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value (4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$3,174	$3,468	$341	$3,727	$32	$43	$68	$104
Home equity loans	1,183	1,666	235	1,253	7	9	15	18
Credit cards	1,782	1,816	570	1,796	36	39	73	80
Installment and other
Individual installment and other	410	431	180	434	5	7	13	14
Commercial banking	473	700	115	521	8	2	14	4
Total	$7,022	$8,081	$1,441	$7,731	$88	$100	$183	$220

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$648 million of residential first mortgages, $382 million of home equity loans and $83 million of commercial market loans do not have a specific allowance.
(3) Included in the Allowance for loan losses.
(4) Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.

	Balance, December 31, 2016
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$3,786	$4,157	$540	$4,632
Home equity loans	1,298	1,824	189	1,326
Credit cards	1,747	1,781	566	1,831
Installment and other
Individual installment and other	455	481	215	475
Commercial banking	513	744	98	538
Total	$7,799	$8,987	$1,608	$8,802

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$740 million of residential first mortgages, $406 million of home equity loans and $97 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings

	At and for the three months ended June 30, 2017
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	806	$116	$1	$—	$1	1%
Home equity loans	677	58	5	—	—	2
Credit cards	53,080	203	—	—	—	17
Installment and other revolving	250	2	—	—	—	5
Commercial banking(6)	30	43	—	—	—	—
Total(8)	54,843	$422	$6	$—	$1
International
Residential first mortgages	755	$28	$—	$—	$—	—%
Credit cards	28,551	98	—	—	2	12
Installment and other revolving	11,622	64	—	—	2	9
Commercial banking(6)	53	6	—	—	—	—
Total(8)	40,981	$196	$—	$—	$4

	At and for the three months ended June 30, 2016
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,346	$205	$1	$—	$1	1%
Home equity loans	814	30	—	—	—	3
Credit cards	42,792	164	—	—	—	17
Installment and other revolving	1,381	12	—	—	—	14
Commercial banking(6)	41	6	—	—	—	—
Total(8)	46,374	$417	$1	$—	$1
International
Residential first mortgages	613	$23	$—	$—	$—	1%
Credit cards	28,628	90	—	—	2	12
Installment and other revolving	11,198	58	—	—	2	7
Commercial banking(6)	42	20	—	—	—	—
Total(8)	40,481	$191	$—	$—	$4

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $15 million of residential first mortgages and $5 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2017. These amounts include $11 million of residential first mortgages and $4 million of home equity loans that were newly classified as TDRs in the three months ended June 30, 2017, based on previously received OCC guidance.

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
(7) Post-modification balances in North America include $21 million of residential first mortgages and $4 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2016. These amounts include $13 million of residential first mortgages and $4 million of home equity loans that were newly classified as TDRs in the three months ended June 30, 2016, based on previously received OCC guidance.
(8) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

	At and for the six months ended June 30, 2017
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,772	$246	$4	$—	$1	1%
Home equity loans	1,356	114	8	—	—	1
Credit cards	112,417	433	—	—	—	17
Installment and other revolving	471	4	—	—	—	5
Commercial banking(6)	56	48	—	—	—	—
Total(8)	116,072	$845	$12	$—	$1
International
Residential first mortgages	1,368	$54	$—	$—	$—	—%
Credit cards	53,788	183	—	—	4	13
Installment and other revolving	22,929	124	—	—	6	7
Commercial banking(6)	85	19	—	—	—	(1)
Total(8)	78,170	$380	$—	$—	$10

	At and for the six months ended June 30, 2016
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	2,814	$417	$3	$—	$2	1%
Home equity loans	1,672	60	—	—	—	3
Credit cards	91,901	353	—	—	—	17
Installment and other revolving	2,766	24	—	—	—	14
Commercial banking(6)	64	11	—	—	—	—
Total(8)	99,217	$865	$3	$—	$2
International
Residential first mortgages	1,032	$38	$—	$—	$—	1%
Credit cards	80,835	213	—	—	4	12
Installment and other revolving	32,842	140	—	—	4	7
Commercial banking(6)	73	52	—	—	—	—
Total(8)	114,782	$443	$—	$—	$8

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $30 million of residential first mortgages and $11 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2017. These amounts include $21 million of residential first mortgages and $10 million of home equity loans that were newly classified as TDRs in the six months ended June 30, 2017, based on previously received OCC guidance.

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
(7) Post-modification balances in North America include $41 million of residential first mortgages and $10 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2016. These amounts include $26 million of residential first mortgages and $9 million of home equity loans that were newly classified as TDRs in the six months ended June 30, 2016, based on previously received OCC guidance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
North America
Residential first mortgages	$48	$52	$99	$139
Home equity loans	8	6	17	14
Credit cards	57	46	109	95
Installment and other revolving	1	2	1	4
Commercial banking	1	1	2	2
Total	$115	$107	$228	$254
International
Residential first mortgages	$3	$3	$5	$6
Credit cards	46	37	88	73
Installment and other revolving	23	24	46	47
Commercial banking	—	6	—	15
Total	$72	$70	$139	$141
Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	June 30, 2017	December 31, 2016
In U.S. offices
Commercial and industrial	$50,341	$49,586
Financial institutions	36,953	35,517
Mortgage and real estate(1)	42,041	38,691
Installment, revolving credit and other	31,611	34,501
Lease financing	1,467	1,518
	$162,413	$159,813
In offices outside the U.S.
Commercial and industrial	$91,131	$81,882
Financial institutions	34,844	26,886
Mortgage and real estate(1)	6,783	5,363
Installment, revolving credit and other	19,200	19,965
Lease financing	234	251
Governments and official institutions	5,518	5,850
	$157,710	$140,197
Total corporate loans	$320,123	$300,010
Net unearned income	$(689)	$(704)
Corporate loans, net of unearned income	$319,434	$299,306

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $0 billion and $0.5 billion of corporate loans during the three and six months ended June 30, 2017, respectively, and $0.8 billion and $1.3 billion during the three and six months ended June 30, 2016, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2017 or 2016.

Corporate Loan Delinquency and Non-Accrual Details at June 30, 2017

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$233	$78	$311	$1,521	$136,229	$138,061
Financial institutions	438	39	477	232	70,355	71,064
Mortgage and real estate	146	12	158	186	48,462	48,806
Leases	59	8	67	63	1,571	1,701
Other	87	15	102	96	55,415	55,613
Loans at fair value						4,189
Purchased distressed loans						—
Total	$963	$152	$1,115	$2,098	$312,032	$319,434
Corporate Loan Delinquency and Non-Accrual Details at December 31, 2016

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$143	$52	$195	$1,909	$127,012	$129,116
Financial institutions	119	2	121	185	61,254	61,560
Mortgage and real estate	148	137	285	139	43,607	44,031
Leases	27	8	35	56	1,678	1,769
Other	349	12	361	132	58,880	59,373
Loans at fair value						3,457
Purchased distressed loans						—
Total	$786	$211	$997	$2,421	$292,431	$299,306

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	June 30, 2017	December 31, 2016
Investment grade(2)
Commercial and industrial	$94,073	$85,369
Financial institutions	56,572	49,915
Mortgage and real estate	22,413	18,718
Leases	1,104	1,303
Other	48,691	51,930
Total investment grade	$222,853	$207,235
Non-investment grade(2)
Accrual
Commercial and industrial	$42,463	$41,838
Financial institutions	14,260	11,459
Mortgage and real estate	1,952	1,821
Leases	534	410
Other	6,827	7,312
Non-accrual
Commercial and industrial	1,521	1,909
Financial institutions	232	185
Mortgage and real estate	186	139
Leases	63	56
Other	96	132
Total non-investment grade	$68,134	$65,261
Non-rated private bank loans managed on a delinquency basis(2)	$24,258	$23,353
Loans at fair value	4,189	3,457
Corporate loans, net of unearned income	$319,434	$299,306

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	June 30, 2017				Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,521	$1,739	$300	$1,766	$8	$10
Financial institutions	232	238	36	227	—	—
Mortgage and real estate	186	304	9	169	9	9
Lease financing	63	63	4	61	—	—
Other	96	248	5	96	—	—
Total non-accrual corporate loans	$2,098	$2,592	$354	$2,319	$17	$19

	December 31, 2016
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,909	$2,259	$362	$1,919
Financial institutions	185	192	16	183
Mortgage and real estate	139	250	10	174
Lease financing	56	56	4	44
Other	132	197	—	87
Total non-accrual corporate loans	$2,421	$2,954	$392	$2,407

	June 30, 2017		December 31, 2016
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$979	$300	$1,343	$362
Financial institutions	83	36	45	16
Mortgage and real estate	39	9	41	10
Lease financing	50	4	55	4
Other	4	5	1	—
Total non-accrual corporate loans with specific allowance	$1,155	$354	$1,485	$392
Non-accrual corporate loans without specific allowance
Commercial and industrial	$542		$566
Financial institutions	149		140
Mortgage and real estate	147		98
Lease financing	13		1
Other	92		131
Total non-accrual corporate loans without specific allowance	$943	N/A	$936	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three- and six-month periods ended June 30, 2016 was $12 million and $25 million.

Corporate Troubled Debt Restructurings

At and for the three months ended June 30, 2017:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$233	$32	$—	$201
Mortgage and real estate	3	—	—	3
Total	$236	$32	$—	$204
At and for the three months ended June 30, 2016:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$105	$73	$32	$—
Mortgage and real estate	1	—	—	1
Other	142	—	142	—
Total	$248	$73	$174	$1
At and for the six months ended June 30, 2017:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$288	$32	$—	$256
Financial institutions	15	—	—	15
Mortgage and real estate	4	—	—	4
Total	$307	$32	$—	$275
At and for the six months ended June 30, 2016:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$203	$73	$32	$98
Mortgage and real estate	5	—	—	5
Other	142	—	142	—
Total	$350	$73	$174	$103

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

In millions of dollars	TDR balances at June 30, 2017	TDR loans in payment default during the three months ended June 30, 2017	TDR loans in payment default six months ended June 30, 2017	TDR balances at June 30, 2016	TDR loans in payment default during the three months ended June 30, 2016	TDR loans in payment default during the six months ended June 30, 2016
Commercial and industrial	$591	$3	$12	$323	$7	$7
Loans to financial institutions	24	—	3	—	—	—
Mortgage and real estate	74	—	—	130	—	—
Other	166	—	—	288	—	—
Total(1)	$855	$3	$15	$741	$7	$7

(1)	The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Allowance for loan losses at beginning of period	$12,030	$12,712	$12,060	$12,626
Gross credit losses	(2,130)	(2,048)	(4,274)	(4,191)
Gross recoveries(1)	420	432	855	851
Net credit losses (NCLs)	$(1,710)	$(1,616)	$(3,419)	$(3,340)
NCLs	$1,710	$1,616	$3,419	$3,340
Net reserve builds (releases)	67	(90)	47	(48)
Net specific reserve releases	(111)	(136)	(125)	(16)
Total provision for loan losses	$1,666	$1,390	$3,341	$3,276
Other, net (see table below)	39	(182)	43	(258)
Allowance for loan losses at end of period	$12,025	$12,304	$12,025	$12,304
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,377	$1,473	$1,418	$1,402
Provision (release) for unfunded lending commitments	28	(30)	(15)	41
Other, net	1	(11)	3	(11)
Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,406	$1,432	$1,406	$1,432
Total allowance for loans, leases and unfunded lending commitments	$13,431	$13,736	$13,431	$13,736

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Other, net details	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Sales or transfers of various consumer loan portfolios to held-for-sale
Transfer of real estate loan portfolios	$(19)	$(24)	$(56)	$(53)
Transfer of other loan portfolios	—	(77)	(124)	(196)
Sales or transfers of various consumer loan portfolios to held-for-sale	$(19)	$(101)	$(180)	$(249)
FX translation, consumer	50	(75)	214	(12)
Other	8	(6)	9	3
Other, net	$39	$(182)	$43	$(258)

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	June 30, 2017			June 30, 2016
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,535	$9,495	$12,030	$2,905	$9,807	$12,712
Charge-offs	(96)	(2,034)	(2,130)	(157)	(1,891)	(2,048)
Recoveries	19	401	420	16	416	432
Replenishment of net charge-offs	77	1,633	1,710	141	1,475	1,616
Net reserve builds (releases)	(4)	71	67	(16)	(74)	(90)
Net specific reserve releases	(27)	(84)	(111)	(11)	(125)	(136)
Other	6	33	39	(6)	(176)	(182)
Ending balance	$2,510	$9,515	$12,025	$2,872	$9,432	$12,304

	Six Months Ended
	June 30, 2017			June 30, 2016
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,702	$9,358	$12,060	$2,791	$9,835	$12,626
Charge-offs	(199)	(4,075)	(4,274)	(381)	(3,810)	(4,191)
Recoveries	85	770	855	30	821	851
Replenishment of net charge-offs	114	3,305	3,419	351	2,989	3,340
Net reserve builds (releases)	(170)	217	47	(12)	(36)	(48)
Net specific reserve builds (releases)	(39)	(86)	(125)	90	(106)	(16)
Other	17	26	43	3	(261)	(258)
Ending balance	$2,510	$9,515	$12,025	$2,872	$9,432	$12,304

	June 30, 2017			December 31, 2016
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Collectively evaluated in accordance with ASC 450	$2,156	$8,069	$10,225	$2,310	$7,744	$10,054
Individually evaluated in accordance with ASC 310-10-35	354	1,441	1,795	392	1,608	2,000
Purchased credit-impaired in accordance with ASC 310-30	—	5	5	—	6	6
Total allowance for loan losses	$2,510	$9,515	$12,025	$2,702	$9,358	$12,060
Loans, net of unearned income
Collectively evaluated in accordance with ASC 450	$313,092	$318,029	$631,121	$293,294	$317,048	$610,342
Individually evaluated in accordance with ASC 310-10-35	2,153	7,022	9,175	2,555	7,799	10,354
Purchased credit-impaired in accordance with ASC 310-30	—	183	183	—	187	187
Held at fair value	4,189	27	4,216	3,457	29	3,486
Total loans, net of unearned income	$319,434	$325,261	$644,695	$299,306	$325,063	$624,369

15.   GOODWILL AND INTANGIBLE ASSETS
For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

Goodwill
The changes in Goodwill were as follows:

In millions of dollars
Balance, December 31, 2016	$21,659
Foreign exchange translation and other	$634
Impairment of goodwill	(28)
Balance at March 31, 2017	$22,265
Foreign exchange translation and other	$156
Impairment of goodwill	—
Divestitures (1)	(72)
Balance at June 30, 2017	$22,349

(1)	Goodwill allocated to the sale of the Fixed Income Analytics and Index businesses. See Note 2 to the Consolidated Financial Statements.

Citi performs its annual impairment test every third quarter and between annual tests (referred to as interim tests) if there are certain triggering events. Results of interim testing performed during the first half of 2017 are summarized below.
Effective January 1, 2017, the mortgage servicing business in North America GCB was reorganized and is now reported as part of Corporate/Other. Goodwill was allocated to the transferred business based on its relative fair value to the legacy North America GCB reporting unit. An interim test was performed under both the legacy and new reporting structures, which resulted in full impairment of the $28 million of allocated goodwill upon transfer to Citi Holdings—REL. The impairment was recorded as an operating expense in the first quarter of 2017.
Further, due to prior period indications that the fair value of the Citi Holdings—Consumer Latin America reporting unit only marginally exceeded its carrying value, updated interim tests were performed during the first and second quarters of 2017, with a minimal change in results. While there was no indication of impairment, the $16 million of goodwill present in Citi Holdings—Consumer Latin America may be particularly sensitive to further deterioration in economic conditions. The fair value as a percentage of allocated book value as of June 30, 2017 was 103%.
There were no other triggering events identified during the second quarter of 2017. The fair values of all other reporting units with goodwill balances exceeded their carrying values and did not indicate a risk of impairment based on the most recent valuations.

The following table shows reporting units with goodwill balances as of June 30, 2017 and the fair value as a percentage of allocated book value as of the latest impairment test(1):

In millions of dollars
Reporting unit	Goodwill	Fair value as a % of allocated book value
North America Global Consumer Banking	$6,732	148%
Asia Global Consumer Banking	4,900	157
Latin America Global Consumer Banking	1,178	180
ICG—Banking	2,998	194
ICG—Markets and Securities Services	6,525	115
Citi Holdings—Consumer Latin America(2)	16	103
Total as of June 30, 2017	$22,349

(1)	As of July 1, 2016 for all reporting units, except for Citi Holdings—Consumer Latin America which is as of June 30, 2017.

(2)	All Citi Holdings reporting units are presented in the Corporate/Other segment beginning in the first quarter of 2017.

Intangible Assets
The components of intangible assets were as follows:

	June 30, 2017			December 31, 2016
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,376	$3,757	$1,619	$8,215	$6,549	$1,666
Credit card contract related intangibles(1)	5,043	2,258	2,785	5,149	2,177	2,972
Core deposit intangibles	671	651	20	801	771	30
Other customer relationships	464	265	199	474	272	202
Present value of future profits	35	31	4	31	27	4
Indefinite-lived intangible assets	235	—	235	210	—	210
Other	150	125	25	504	474	30
Intangible assets (excluding MSRs)	$11,974	$7,087	$4,887	$15,384	$10,270	$5,114
Mortgage servicing rights (MSRs)(2)	560	—	560	1,564	—	1,564
Total intangible assets	$12,534	$7,087	$5,447	$16,948	$10,270	$6,678

The changes in intangible assets were as follows:

	Net carrying amount at				Net carrying amount at
In millions of dollars	December 31, 2016	Acquisitions/ divestitures	Amortization	FX translation and other	June 30, 2017
Purchased credit card relationships	$1,666	$20	$(68)	$1	$1,619
Credit card contract related intangibles(1)	2,972	9	(196)	—	2,785
Core deposit intangibles	30	—	(12)	2	20
Other customer relationships	202	—	(12)	9	199
Present value of future profits	4	—	—	—	4
Indefinite-lived intangible assets	210	—	—	25	235
Other	30	(14)	(5)	14	25
Intangible assets (excluding MSRs)	$5,114	$15	$(293)	$51	$4,887
Mortgage servicing rights (MSRs)(2)	1,564				560
Total intangible assets	$6,678				$5,447

(1)
Primarily reflects contract-related intangibles associated with the American Airlines, Sears, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount at June 30, 2017 and December 31, 2016.

(2)	For additional information on Citi’s MSRs, including the rollforward for the six months ended June 30, 2017, see Note 18 to the Consolidated Financial Statements.

16.   DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	June 30, 2017	December 31, 2016
Commercial paper	$9,977	$9,989
Other borrowings(1)	26,542	20,712
Total	$36,519	$30,701

(1)
Includes borrowings from Federal Home Loan Banks and other market participants. At June 30, 2017 and December 31, 2016, collateralized short-term advances from the Federal Home Loan Banks were $15.3 billion and $12.0 billion, respectively.

Long-Term Debt

In millions of dollars	June 30, 2017	December 31, 2016
Citigroup Inc.(1)	$147,257	$147,333
Bank(2)	60,234	49,454
Broker-dealer(3)	17,688	9,391
Total	$225,179	$206,178

(1)	Represents the parent holding company.

(2)
Represents Citibank entities as well as other bank entities. At June 30, 2017 and December 31, 2016, collateralized long-term advances from the Federal Home Loan Banks were $20.3 billion and $21.6 billion, respectively.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both June 30, 2017 and December 31, 2016.

The following table summarizes Citi’s outstanding trust preferred securities at June 30, 2017:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	130	3 mo LIBOR + 88.75 bps	50	130	June 28, 2067	June 28, 2017
Total obligated			$2,570			$2,576

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

17.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:
Three Months Ended June 30, 2017

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)	Cash flow hedges(1)	Benefit plans(2)	Foreign currency translation adjustment (CTA), net of hedges(3)	Accumulated other comprehensive income (loss)
Balance, March 31, 2017	$(75)	$(412)	$(562)	$(5,176)	$(24,188)	$(30,413)
Other comprehensive income before reclassifications	101	(79)	62	(173)	643	554
Increase (decrease) due to amounts reclassified from AOCI	(128)	(5)	55	38	—	(40)
Change, net of taxes	$(27)	$(84)	$117	$(135)	$643	$514
Balance at June 30, 2017	$(102)	$(496)	$(445)	$(5,311)	$(23,545)	$(29,899)
Six Months Ended June 30, 2017

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)	Cash flow hedges(1)	Benefit plans(2)	Foreign currency translation adjustment (CTA), net of hedges(3)	Accumulated other comprehensive income (loss)
Balance, December 31, 2016	$(799)	$(352)	$(560)	$(5,164)	$(25,506)	$(32,381)
Adjustment to opening balance, net of taxes(4)	504	—	—	—	—	504
Adjusted balance, beginning of period	$(295)	$(352)	$(560)	$(5,164)	$(25,506)	$(31,877)
Other comprehensive income before reclassifications	435	(134)	86	(222)	2,108	2,273
Increase (decrease) due to amounts reclassified from AOCI	(242)	(10)	29	75	(147)	(295)
Change, net of taxes	$193	$(144)	$115	$(147)	$1,961	$1,978
Balance at June 30, 2017	$(102)	$(496)	$(445)	$(5,311)	$(23,545)	$(29,899)

Three Months Ended June 30, 2016

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)	Cash flow hedges(1)	Benefit plans(2)	Foreign currency translation adjustment (CTA), net of hedges(3)	Accumulated other comprehensive income (loss)
Balance, March 31, 2016	$1,127	$178	$(300)	$(5,581)	$(22,050)	$(26,626)
Other comprehensive income before reclassifications	1,025	16	115	(66)	(552)	538
Increase (decrease) due to amounts reclassified from AOCI	(98)	(4)	36	39	—	(27)
Change, net of taxes	$927	$12	$151	$(27)	$(552)	$511
Balance, June 30, 2016	$2,054	$190	$(149)	$(5,608)	$(22,602)	$(26,115)
Six Months Ended June 30, 2016

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)	Cash flow hedges(1)	Benefit plans(2)	Foreign currency translation adjustment (CTA), net of hedges(3)	Accumulated other comprehensive income (loss)
Balance, December 31, 2015	$(907)	$—	$(617)	$(5,116)	$(22,704)	$(29,344)
Adjustment to opening balance, net of taxes (5)	—	(15)	—	—	—	(15)
Adjusted balance, beginning of period	$(907)	$(15)	$(617)	$(5,116)	$(22,704)	$(29,359)
Other comprehensive income before reclassifications	3,051	208	406	(566)	102	3,201
Increase (decrease) due to amounts reclassified from AOCI	(90)	(3)	62	74	—	43
Change, net of taxes	$2,961	$205	$468	$(492)	$102	$3,244
Balance, June 30, 2016	$2,054	$190	$(149)	$(5,608)	$(22,602)	$(26,115)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s Significant pension and postretirement plans, annual actuarial valuations of all other plans, and amortization of amounts previously recognized in other comprehensive income.

(3)
Primarily reflects the movements in (by order of impact) the Mexican peso, Euro, and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2017. Primarily reflects the movements in (by order of impact) the Japanese yen, euro, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2016.

(4)
In the second quarter of 2017, Citi early adopted ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Upon adoption, a cumulative effect adjustment was recorded to reduce retained earnings, effective January 1, 2017, for the incremental amortization of cumulative fair value hedge adjustments on callable state and municipal debt securities.  For additional information, see Note 1 to the Consolidated Financial Statements.

(5)
Beginning in the first quarter of 2016, changes in DVA are reflected as a component of AOCI, pursuant to the early adoption of only the provisions of ASU 2016-01 relating to the presentation of DVA on fair value option liabilities. See Note 1 to the Consolidated Financial Statements for further information regarding this change.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three Months Ended June 30, 2017

In millions of dollars	Pretax	Tax effect	After-tax
Balance, March 31, 2017	$(39,514)	$9,101	$(30,413)
Change in net unrealized gains (losses) on investment securities	(45)	18	(27)
Debt valuation adjustment (DVA)	(132)	48	(84)
Cash flow hedges	185	(68)	117
Benefit plans	(219)	84	(135)
Foreign currency translation adjustment	619	24	643
Change	$408	$106	$514
Balance, June 30, 2017	$(39,106)	$9,207	$(29,899)

Six Months Ended June 30, 2017

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2016	$(42,035)	$9,654	$(32,381)
Adjustment to opening balance (1)	803	(299)	504
Adjusted balance, beginning of period	$(41,232)	$9,355	$(31,877)
Change in net unrealized gains (losses) on investment securities	301	(108)	193
Debt valuation adjustment (DVA)	(227)	83	(144)
Cash flow hedges	186	(71)	115
Benefit plans	(221)	74	(147)
Foreign currency translation adjustment	2,087	(126)	1,961
Change	$2,126	$(148)	$1,978
Balance, June 30, 2017	$(39,106)	$9,207	$(29,899)

(1)
In the second quarter of 2017, Citi early adopted ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Upon adoption, a cumulative effect adjustment was recorded to reduce retained earnings, effective January 1, 2017, for the incremental amortization of cumulative fair value hedge adjustments on callable state and municipal debt securities.  For additional information, see Note 1 to the Consolidated Financial Statements.

Three Months Ended June 30, 2016

In millions of dollars	Pretax	Tax effect	After-tax
Balance, March 31, 2016	$(34,668)	$8,042	$(26,626)
Change in net unrealized gains (losses) on investment securities	1,482	(555)	927
Debt valuation adjustment (DVA)	20	(8)	12
Cash flow hedges	257	(106)	151
Benefit plans	(31)	4	(27)
Foreign currency translation adjustment	(774)	222	(552)
Change	$954	$(443)	$511
Balance, June 30, 2016	$(33,714)	$7,599	$(26,115)

Six Months Ended June 30, 2016

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2015	$(38,440)	$9,096	$(29,344)
Adjustment to opening balance (1)	(26)	11	(15)
Adjusted balance, beginning of period	$(38,466)	$9,107	$(29,359)
Change in net unrealized gains (losses) on investment securities	4,706	(1,745)	2,961
Debt valuation adjustment (DVA)	327	(122)	205
Cash flow hedges	739	(271)	468
Benefit plans	(758)	266	(492)
Foreign currency translation adjustment	(262)	364	102
Change	$4,752	$(1,508)	$3,244
Balance, June 30, 2016	$(33,714)	$7,599	$(26,115)

(1)	Represents the $15 million adjustment related to the initial adoption of ASU 2016-01. See Note 1 to the Consolidated Financial Statements.

The Company recognized pretax gain (loss) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,	Six Months Ended June 30,
In millions of dollars	2017	2017
Realized (gains) losses on sales of investments	$(221)	$(413)
OTTI gross impairment losses	20	32
Subtotal, pretax	$(201)	$(381)
Tax effect	73	139
Net realized (gains) losses on investment securities, after-tax(1)	$(128)	$(242)
Realized DVA (gains) losses on fair value option liabilities	$(8)	$(16)
Subtotal, pretax	$(8)	$(16)
Tax effect	3	6
Net realized debt valuation adjustment, after-tax	$(5)	$(10)
Interest rate contracts	$90	$46
Foreign exchange contracts	(2)	1
Subtotal, pretax	$88	$47
Tax effect	(33)	(18)
Amortization of cash flow hedges, after-tax(2)	$55	$29
Amortization of unrecognized
Prior service cost (benefit)	$(12)	$(22)
Net actuarial loss	66	133
Curtailment/settlement impact(3)	7	7
Subtotal, pretax	$61	$118
Tax effect	(23)	(43)
Amortization of benefit plans, after-tax(3)	$38	$75
Foreign currency translation adjustment	$—	$(232)
Tax effect	—	85
Foreign currency translation adjustment	$—	$(147)
Total amounts reclassified out of AOCI, pretax	$(60)	$(464)
Total tax effect	20	169
Total amounts reclassified out of AOCI, after-tax	$(40)	$(295)

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 12 to the Consolidated Financial Statements for additional details.

(2)	See Note 19 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

The Company recognized pretax gain (loss) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,	Six Months Ended June 30,
In millions of dollars	2016	2016
Realized (gains) losses on sales of investments	$(200)	$(386)
OTTI gross impairment losses	48	251
Subtotal, pretax	$(152)	$(135)
Tax effect	54	45
Net realized (gains) losses on investment securities, after-tax(1)	$(98)	$(90)
Realized DVA (gains) losses on fair value option liabilities	$(6)	$(5)
Subtotal, pretax	$(6)	$(5)
Tax effect	$2	$2
Net realized debt valuation adjustment, after-tax	$(4)	$(3)
Interest rate contracts	$41	$57
Foreign exchange contracts	17	43
Subtotal, pretax	$58	$100
Tax effect	(22)	(38)
Amortization of cash flow hedges, after-tax(2)	$36	$62
Amortization of unrecognized
Prior service cost (benefit)	$(11)	$(21)
Net actuarial loss	69	135
Curtailment/settlement impact(3)	3	1
Subtotal, pretax	$61	$115
Tax effect	(22)	(41)
Amortization of benefit plans, after-tax(3)	$39	$74
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$(39)	$75
Total tax effect	12	(32)
Total amounts reclassified out of AOCI, after-tax	$(27)	$43

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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of June 30, 2017
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$51,092	$51,092	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored(5)	117,756	—	117,756	2,983	—	—	25	3,008
Non-agency-sponsored	23,432	976	22,456	228	38	—	1	267
Citi-administered asset-backed commercial paper conduits (ABCP)	18,762	18,762	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,464	—	18,464	5,206	—	—	38	5,244
Asset-based financing	50,601	689	49,912	15,993	618	4,881	—	21,492
Municipal securities tender option bond trusts (TOBs)	6,695	2,290	4,405	—	—	2,939	—	2,939
Municipal investments	18,644	13	18,631	2,572	3,835	2,554	—	8,961
Client intermediation	2,697	929	1,768	1,020	—	484	2	1,506
Investment funds	2,158	815	1,343	32	8	15	4	59
Other	908	36	872	120	9	67	44	240
Total	$311,209	$75,602	$235,607	$28,154	$4,508	$10,940	$114	$43,716

	As of December 31, 2016
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$50,171	$50,171	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	214,458	—	214,458	3,852	—	—	78	3,930
Non-agency-sponsored	15,965	1,092	14,873	312	35	—	1	348
Citi-administered asset-backed commercial paper conduits (ABCP)	19,693	19,693	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,886	—	18,886	5,128	—	—	62	5,190
Asset-based financing	53,168	733	52,435	16,553	475	4,915	—	21,943
Municipal securities tender option bond trusts (TOBs)	7,070	2,843	4,227	40	—	2,842	—	2,882
Municipal investments	17,679	14	17,665	2,441	3,578	2,580	—	8,599
Client intermediation	515	371	144	49	—	—	3	52
Investment funds	2,788	767	2,021	32	120	27	3	182
Other	1,429	607	822	116	11	58	43	228
Total	$401,822	$76,291	$325,531	$28,523	$4,219	$10,422	$190	$43,354

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s June 30, 2017 and December 31, 2016 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity where the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

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

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $9 billion and $10 billion at June 30, 2017 and December 31, 2016, respectively;

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

	June 30, 2017		December 31, 2016
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$4,881	$5	$4,910
Municipal securities tender option bond trusts (TOBs)	2,939	—	2,842	—
Municipal investments	—	2,554	—	2,580
Client intermediation	—	484	—	—
Investment funds	—	15	—	27
Other	—	67	—	58
Total funding commitments	$2,939	$8,001	$2,847	$7,575
Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	June 30, 2017	December 31, 2016
Cash	$0.1	$0.1
Trading account assets	8.9	8.0
Investments	4.6	4.4
Total loans, net of allowance	18.7	18.8
Other	0.5	1.5
Total assets	$32.8	$32.8
Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni

Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	June 30, 2017	December 31, 2016
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$27.5	$22.7
Retained by Citigroup as trust-issued securities	9.0	7.4
Retained by Citigroup via non-certificated interests	14.5	20.6
Total	$51.0	$50.7

The following tables summarize selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended June 30,
In billions of dollars	2017	2016
Proceeds from new securitizations	$5.1	$—
Pay down of maturing notes	(0.8)	(1.3)

	Six Months Ended June 30,
In billions of dollars	2017	2016
Proceeds from new securitizations	$7.6	$—
Pay down of maturing notes	(2.8)	(3.5)

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 2.8 years as of June 30, 2017 and 2.6 years as of December 31, 2016.

In billions of dollars	June 30, 2017	Dec. 31, 2016
Term notes issued to third parties	$26.5	$21.7
Term notes retained by Citigroup affiliates	7.1	5.5
Total Master Trust liabilities	$33.6	$27.2

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.4 years as of June 30, 2017 and 1.9 years as of December 31, 2016.

In billions of dollars	June 30, 2017	Dec. 31, 2016
Term notes issued to third parties	$1.0	$1.0
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$2.9	$2.9

Mortgage Securitizations
The following table summarizes selected cash flow information related to Citigroup mortgage securitizations:

	Three Months Ended June 30,
	2017		2016
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)
Proceeds from new securitizations	$7.0	$1.4	$10.3	$2.3
Contractual servicing fees received	0.1	—	0.1	—

	Six Months Ended June 30,
	2017		2016
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)
Proceeds from new securitizations	$14.2	$2.8	$20.9	$6.5
Contractual servicing fees received	0.1	—	0.2	—

(1) The proceeds from new securitizations in 2016 include $0.5 billion related to personal loan securitizations.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $18 million and $47 million for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2017, gains recognized on the securitization of non-agency sponsored mortgages were $26 million and $46 million, respectively.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $20 million and $45 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2016, gains recognized on the securitization of non-agency sponsored mortgages were $19 million and $28 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

Three Months Ended June 30, 2017
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.5% to 14.0%	—	—
Weighted average discount rate	7.6%	—	—
Constant prepayment rate	6.5% to 16.1%	—	—
Weighted average constant prepayment rate	10.6%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	4.9 to 14.5 years	—	—

Three Months Ended June 30, 2016
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 11.5%	—	—
Weighted average discount rate	9.1%	—	—
Constant prepayment rate	8.6% to 26.8%	—	—
Weighted average constant prepayment rate	13.3%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	0.5 to 11.4 years	—	—

Six Months Ended June 30, 2017
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.4% to 19.9%	—	—
Weighted average discount rate	9.5%	—	—
Constant prepayment rate	3.8% to 16.1%	—	—
Weighted average constant prepayment rate	9.1%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	4.9 to 14.5 years	—	—

Six Months Ended June 30, 2016
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 11.5%	—	—
Weighted average discount rate	8.7%	—	—
Constant prepayment rate	8.6% to 26.8%	—	—
Weighted average constant prepayment rate	12.5%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	0.5 to 17.5 years	—	—

Note: Citi held no retained interests in non-agency-sponsored mortgages securitized during the three and six months ended June 30, 2017 and 2016.

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

	June 30, 2017
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.1% to 60.3%	0.0% to 11.6%	5.6% to 20.9%
Weighted average discount rate	6.9%	1.6%	11.8%
Constant prepayment rate	7.0% to 21.0%	8.9% to 13.8%	0.5% to 20.1%
Weighted average constant prepayment rate	11.6%	12.3%	9.6%
Anticipated net credit losses(2)	NM	0.4% to 50.2%	35.7% to 60.3%
Weighted average anticipated net credit losses	NM	17.0%	46.6%
Weighted average life	0.1 to 28.3 years	5.2 to 17.4 years	0.7 to 10.8 years

	December 31, 2016
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.7% to 28.2%	0.0% to 8.1%	5.1% to 26.4%
Weighted average discount rate	9.0%	2.1%	13.1%
Constant prepayment rate	6.8% to 22.8%	4.2% to 14.7%	0.5% to 37.5%
Weighted average constant prepayment rate	10.2%	11.0%	10.8%
Anticipated net credit losses(2)	NM	0.5% to 85.6%	8.0% to 63.7%
Weighted average anticipated net credit losses	NM	31.4%	48.3%
Weighted average life	0.2 to 28.8 years	5.0 to 8.5 years	1.2 to 12.1 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	June 30, 2017
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,895	$13	$153
Discount rates
Adverse change of 10%	$(52)	$(3)	$(6)
Adverse change of 20%	(102)	(7)	(12)
Constant prepayment rate
Adverse change of 10%	(39)	(1)	(3)
Adverse change of 20%	(80)	(2)	(6)
Anticipated net credit losses
Adverse change of 10%	NM	(4)	(1)
Adverse change of 20%	NM	(9)	(1)

	December 31, 2016
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,258	$26	$161
Discount rates
Adverse change of 10%	$(71)	$(7)	$(8)
Adverse change of 20%	(138)	(14)	(16)
Constant prepayment rate
Adverse change of 10%	(80)	(2)	(4)
Adverse change of 20%	(160)	(3)	(8)
Anticipated net credit losses
Adverse change of 10%	NM	(7)	(1)
Adverse change of 20%	NM	(14)	(2)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $560 million and $1.3 billion at June 30, 2017 and 2016, respectively. The MSRs correspond to principal loan balances of $135 billion and $186 billion as of June 30, 2017 and 2016, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended June 30,
In millions of dollars	2017	2016
Balance, as of March 31	$567	$1,524
Originations	21	35
Changes in fair value of MSRs due to changes in inputs and assumptions	(11)	(137)
Other changes(1)	(17)	(98)
Sale of MSRs(2)	—	—
Balance, as of June 30	$560	$1,324

	Six Months Ended June 30,
In millions of dollars	2017	2016
Balance, beginning of year	$1,564	$1,781
Originations	56	68
Changes in fair value of MSRs due to changes in inputs and assumptions	56	(362)
Other changes(1)	(70)	(177)
Sale of MSRs(2)	(1,046)	14
Balance, as of June 30	$560	$1,324

(1)	Represents changes due to customer payments and passage of time.

(2)
See Note 2 to the Consolidated Financial Statements for more information on the exit of the U.S. mortgage servicing operations and sale of MSRs. 2016 amount includes sales of credit challenged MSRs for which Citi paid the new servicer.

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Servicing fees	$65	$126	$171	$254
Late fees	3	4	6	8
Ancillary fees	4	4	8	9
Total MSR fees	$72	$134	$185	$271

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private-label) securities to re-securitization entities during the three and six months ended June 30, 2017 and 2016. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of June 30, 2017, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $112 million (all related to re-securitization transactions executed prior to 2017), which has been recorded in Trading account assets. Of this amount, substantially all was related to subordinated beneficial interests. As of December 31, 2016, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $126 million (all related to re-securitization transactions executed prior to 2016). Of this amount, substantially all was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of June 30, 2017 and December 31, 2016 was approximately $1.1 billion and $1.3 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2017, Citi transferred agency securities with a fair value of approximately $5.6 billion and $10.1 billion, respectively, to re-securitization entities compared to approximately $6.9 billion and $14.2 billion for the three and six months ended June 30, 2016.
As of June 30, 2017, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.5 billion (including $1.0 billion related to re-securitization transactions executed in 2017) compared to $2.3 billion as of December 31, 2016 (including $741 million related to re-securitization transactions executed in 2016), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2017 and December 31, 2016 was approximately $68.9 billion and $71.8 billion, respectively.
As of June 30, 2017 and December 31, 2016, the Company did not consolidate any private-label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At June 30, 2017 and December 31, 2016, the commercial paper conduits administered by Citi had approximately $18.8 billion and $19.7 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $14.2 billion and $12.8 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At June 30, 2017 and December 31, 2016, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 55 days.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.7 billion and $1.8 billion as of June 30, 2017 and December 31, 2016, respectively. The net result across multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
At June 30, 2017 and December 31, 2016, the Company owned $9.0 billion and $9.7 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations
The following table summarizes selected cash flow information related to Citigroup CLOs:

	Three Months Ended June 30,
In billions of dollars	2017	2016
Proceeds from new securitizations	$1.1	$2.0

	Six Months Ended June 30,
In billions of dollars	2017	2016
Proceeds from new securitizations	$1.4	$2.0

The key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	June 30, 2017	Dec. 31, 2016
Discount rate	1.1% to 1.7%	1.3% to 1.7%

In millions of dollars	June 30, 2017	Dec. 31, 2016
Carrying value of retained interests	$3,969	$4,261
Discount rates
Adverse change of 10%	$(27)	$(30)
Adverse change of 20%	(53)	(62)

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement, and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2017
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$9,084	$2,953
Corporate loans	3,242	1,872
Hedge funds and equities	419	58
Airplanes, ships and other assets	37,167	16,609
Total	$49,912	$21,492

	December 31, 2016
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$8,784	$2,368
Corporate loans	4,051	2,684
Hedge funds and equities	370	54
Airplanes, ships and other assets	39,230	16,837
Total	$52,435	$21,943

Municipal Securities Tender Option Bond (TOB) Trusts
At June 30, 2017, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company. At December 31, 2016, approximately $82 million of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At June 30, 2017 and December 31, 2016, liquidity agreements provided with respect to customer TOB trusts totaled $2.9 billion and $2.9 billion, respectively, of which $2.0 billion and $2.1 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.0 billion and $7.4 billion as of June 30, 2017 and December 31, 2016, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Client Intermediation
The proceeds from new securitizations related to the Company’s client intermediation transactions for the three and six months ended June 30, 2017 totaled approximately $0.2 billion and $0.7 billion, respectively, compared to $0.8 billion and $1.4 billion for the three and six months ended June 30, 2016.

19.   DERIVATIVES ACTIVITIES
In the ordinary course of business, Citigroup enters into various types of derivative transactions. For additional information regarding Citi’s use of and accounting for derivatives, see Note 22 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.
Information pertaining to Citigroup’s derivative activities, based on notional amounts is presented in the table below. Derivative notional amounts, are reference amounts from which contractual payments are derived and do not represent a complete and accurate measure of Citi’s exposure to derivative transactions. Rather, Citi’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. Moreover, notional amounts do not reflect the netting of offsetting trades. For example, if Citi enters into a receive-fixed interest rate swap with $100 million notional, and offsets this risk with an identical but opposite pay-fixed position with a different counterparty, $200 million in derivative notionals is reported, although these offsetting positions may result in de minimis overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on Citi’s market share, levels of client activity and other factors.

Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Interest rate contracts
Swaps	$185,341	$151,331	$22,079,797	$19,145,250	$53,242	$47,324
Futures and forwards	15	97	8,025,915	6,864,276	14,447	30,834
Written options	—		3,433,889	2,921,070	1,822	4,759
Purchased options	—	—	3,329,915	2,768,528	2,330	7,320
Total interest rate contract notionals	$185,356	$151,428	$36,869,516	$31,699,124	$71,841	$90,237
Foreign exchange contracts
Swaps	$37,395	$19,042	$6,407,798	$5,492,145	$26,221	$22,676
Futures, forwards and spot	35,815	56,964	4,302,684	3,251,132	5,730	3,419
Written options	1,447	—	1,375,250	1,194,325	—	—
Purchased options	6,672	—	1,383,864	1,215,961	—	—
Total foreign exchange contract notionals	$81,329	$76,006	$13,469,596	$11,153,563	$31,951	$26,095
Equity contracts
Swaps	$—	$—	$197,046	$192,366	$—	$—
Futures and forwards	—	—	46,582	37,557	—	—
Written options	—	—	370,016	304,579	—	—
Purchased options	—	—	324,314	266,070	—	—
Total equity contract notionals	$—	$—	$937,958	$800,572	$—	$—
Commodity and other contracts
Swaps	$—	$—	$68,690	$70,774	$—	$—
Futures and forwards	156	182	153,554	142,530	—	—
Written options	—	—	69,294	74,627	—	—
Purchased options	—	—	68,098	69,629	—	—
Total commodity and other contract notionals	$156	$182	$359,636	$357,560	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$845,028	$859,420	$64	$—
Protection purchased	—	—	856,947	883,003	14,103	19,470
Total credit derivatives	$—	$—	$1,701,975	$1,742,423	$14,167	$19,470
Total derivative notionals	$266,841	$227,616	$53,338,681	$45,753,242	$117,959	$135,802

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $1,297 million and $1,825 million at June 30, 2017 and December 31, 2016, respectively.

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of June 30, 2017 and December 31, 2016. Gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at June 30, 2017	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$4,089	$271	$1,270	$20
Cleared	330	1,757	34	73
Interest rate contracts	$4,419	$2,028	$1,304	$93
Over-the-counter	$1,058	$795	$411	$384
Foreign exchange contracts	$1,058	$795	$411	$384
Total derivatives instruments designated as ASC 815 hedges	$5,477	$2,823	$1,715	$477
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$212,052	$193,609	$38	$1
Cleared	88,092	94,441	101	138
Exchange traded	137	116	—	—
Interest rate contracts	$300,281	$288,166	$139	$139
Over-the-counter	$142,009	$143,455	$—	$—
Cleared	2,667	2,611	—	—
Exchange traded	81	76	—	—
Foreign exchange contracts	$144,757	$146,142	$—	$—
Over-the-counter	$16,262	$20,994	$—	$—
Cleared	21	12	—	—
Exchange traded	7,885	7,998	—	—
Equity contracts	$24,168	$29,004	$—	$—
Over-the-counter	$9,506	$11,894	$—	$—
Exchange traded	642	647	—	—
Commodity and other contracts	$10,148	$12,541	$—	$—
Over-the-counter	$16,325	$17,190	$49	$58
Cleared	7,575	7,906	32	292
Credit derivatives(4)	$23,900	$25,096	$81	$350
Total derivatives instruments not designated as ASC 815 hedges	$503,254	$500,949	$220	$489
Total derivatives	$508,731	$503,772	$1,935	$966
Cash collateral paid/received(5)(6)	$12,540	$14,227	$—	$43
Less: Netting agreements(7)	(424,492)	(424,492)	—	—
Less: Netting cash collateral received/paid(8)	(38,743)	(42,570)	(993)	(56)
Net receivables/payables included on the Consolidated Balance Sheet(9)	$58,036	$50,937	$942	$953
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(657)	$(55)	$—	$—
Less: Non-cash collateral received/paid	(11,359)	(8,039)	(295)	—
Total net receivables/payables(9)	$46,020	$42,843	$647	$953

(1)	The trading derivatives fair values are presented in Note 20 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $5,801 million related to protection purchased and $18,099 million related to protection sold as of June 30, 2017. The credit derivatives trading liabilities comprise $19,400 million related to protection purchased and $5,696 million related to protection sold as of June 30, 2017.

(5)
For the trading account assets/liabilities, reflects the net amount of the $55,110 million and $52,970 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $42,570 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $38,743 million was used to offset trading derivative assets.

(6)
For cash collateral paid with respect to non-trading derivative assets, reflects the net amount of $56 million of gross cash collateral paid, of which $56 million is netted against non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $1,036 million of gross cash collateral received, of which $993 million is netted against non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $321 billion, $95 billion and $8 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(9)	The net receivables/payables include approximately $4 billion of derivative asset and $7 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2016	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$716	$171	$1,927	$22
Cleared	3,530	2,154	47	82
Interest rate contracts	$4,246	$2,325	$1,974	$104
Over-the-counter	$2,494	$393	$747	$645
Foreign exchange contracts	$2,494	$393	$747	$645
Total derivatives instruments designated as ASC 815 hedges	$6,740	$2,718	$2,721	$749
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$244,072	$221,534	$225	$5
Cleared	120,920	130,855	240	349
Exchange traded	87	47	—	—
Interest rate contracts	$365,079	$352,436	$465	$354
Over-the-counter	$182,659	$186,867	$—	$60
Cleared	482	470	—	—
Exchange traded	27	31	—	—
Foreign exchange contracts	$183,168	$187,368	$—	$60
Over-the-counter	$15,625	$19,119	$—	$—
Cleared	1	21	—	—
Exchange traded	8,484	7,376	—	—
Equity contracts	$24,110	$26,516	$—	$—
Over-the-counter	$13,046	$14,234	$—	$—
Exchange traded	719	798	—	—
Commodity and other contracts	$13,765	$15,032	$—	$—
Over-the-counter	$19,033	$19,563	$159	$78
Cleared	5,582	5,874	47	310
Credit derivatives(4)	$24,615	$25,437	$206	$388
Total derivatives instruments not designated as ASC 815 hedges	$610,737	$606,789	$671	$802
Total derivatives	$617,477	$609,507	$3,392	$1,551
Cash collateral paid/received(5)(6)	$11,188	$15,731	$8	$1
Less: Netting agreements(7)	(519,000)	(519,000)	—	—
Less: Netting cash collateral received/paid(8)	(45,912)	(49,811)	(1,345)	(53)
Net receivables/payables included on the Consolidated Balance Sheet(9)	$63,753	$56,427	$2,055	$1,499
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(819)	$(19)	$—	$—
Less: Non-cash collateral received/paid	(11,767)	(5,883)	(530)	—
Total net receivables/payables(9)	$51,167	$50,525	$1,525	$1,499

(1)	The trading derivatives fair values are presented in Note 20 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

For the three and six months ended June 30, 2017 and 2016, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Interest rate contracts	$11	$11	$(34)	$26
Foreign exchange	23	11	26	15
Credit derivatives	(80)	(348)	(343)	(562)
Total Citigroup	$(46)	$(326)	$(351)	$(521)

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(71)	$1,082	$(376)	$3,197
Foreign exchange contracts	(555)	(397)	(637)	(1,758)
Commodity contracts	(11)	89	(9)	438
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(637)	$774	$(1,022)	$1,877
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$47	$(1,053)	$343	$(3,143)
Foreign exchange hedges	570	454	766	1,761
Commodity hedges	11	(89)	10	(433)
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$628	$(688)	$1,119	$(1,815)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(16)	$32	$(26)	$59
Foreign exchange hedges	(13)	25	49	(50)
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(29)	$57	$23	$9
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(8)	$(3)	$(7)	$(5)
Foreign exchange contracts(2)	28	32	80	53
Commodity hedges	—	—	1	5
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$20	$29	$74	$53

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates). These amounts are excluded from the assessment of hedge effectiveness and are reflected directly in earnings.

Cash Flow Hedges
The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and six months ended June 30, 2017 and 2016 is not significant. The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$97	$220	$139	$635
Foreign exchange contracts	—	(21)	—	3
Total effective portion of cash flow hedges included in AOCI	$97	$199	$139	$638
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(90)	$(41)	$(46)	$(57)
Foreign exchange contracts	2	(17)	(1)	(43)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(88)	$(58)	$(47)	$(100)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, the changes in the fair value of the hedging derivative remain in AOCI on the Consolidated Balance Sheet and will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2017 is approximately $(199) million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

Net Investment Hedges
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within AOCI, related to the effective portion of the net investment hedges, is $(32) million and $(1,748) million for the three and six months ended June 30, 2017 and $(47) million and $(1,420) million for the three and six months ended June 30, 2016, respectively.

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at June 30, 2017	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$10,015	$9,077	$336,802	$352,533
Broker-dealers	3,030	3,252	91,096	100,526
Non-financial	68	78	3,798	1,561
Insurance and other financial institutions	10,868	13,039	439,354	390,472
Total by industry/counterparty	$23,981	$25,446	$871,050	$845,092
By instrument
Credit default swaps and options	$23,582	$23,970	$844,661	$835,627
Total return swaps and other	399	1,476	26,389	9,465
Total by instrument	$23,981	$25,446	$871,050	$845,092
By rating
Investment grade	$10,740	$10,839	$654,355	$642,096
Non-investment grade	13,241	14,607	216,695	202,996
Total by rating	$23,981	$25,446	$871,050	$845,092
By maturity
Within 1 year	$3,234	$4,172	$282,692	$281,166
From 1 to 5 years	18,284	18,452	539,944	522,198
After 5 years	2,463	2,822	48,414	41,728
Total by maturity	$23,981	$25,446	$871,050	$845,092

(1)	The fair value amount receivable is composed of $5,882 million under protection purchased and $18,099 million under protection sold.

(2)	The fair value amount payable is composed of $19,750 million under protection purchased and $5,696 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2016	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$11,895	$10,930	$407,992	$414,720
Broker-dealers	3,536	3,952	115,013	119,810
Non-financial	82	99	4,014	2,061
Insurance and other financial institutions	9,308	10,844	375,454	322,829
Total by industry/counterparty	$24,821	$25,825	$902,473	$859,420
By instrument
Credit default swaps and options	$24,502	$24,631	$883,719	$852,900
Total return swaps and other	319	1,194	18,754	6,520
Total by instrument	$24,821	$25,825	$902,473	$859,420
By rating
Investment grade	$9,605	$9,995	$675,138	$648,247
Non-investment grade	15,216	15,830	227,335	211,173
Total by rating	$24,821	$25,825	$902,473	$859,420
By maturity
Within 1 year	$4,113	$4,841	$293,059	$287,262
From 1 to 5 years	17,735	17,986	551,155	523,371
After 5 years	2,973	2,998	58,259	48,787
Total by maturity	$24,821	$25,825	$902,473	$859,420

(1)	The fair value amount receivable is composed of $9,077 million under protection purchased and $15,744 million under protection sold.

(2)	The fair value amount payable is composed of $17,110 million under protection purchased and $8,715 million under protection sold.

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified event related to the credit risk of the Company. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that were in a net liability position at both June 30, 2017 and December 31, 2016 was $32 billion and $26 billion, respectively. The Company posted $28 billion and $26 billion as collateral for this exposure in the normal course of business as of June 30, 2017 and December 31, 2016, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of June 30, 2017, the Company could be required to post an additional $0.7 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.3 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1.0 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, where the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed in contemplation of the initial sale with the same counterparty and still outstanding as of June 30, 2017, both the asset carrying amounts derecognized and gross cash proceeds received as of the date of derecognition were $2.1 billion. At June 30, 2017, the fair value of these previously derecognized assets was $2.3 billion. The fair value of the total return swaps was $14 million, recorded as gross derivative assets, and $28 million, recorded as gross derivative liabilities. The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

20.   FAIR VALUE MEASUREMENT
For additional information regarding fair value measurement at Citi, see Note 24 to the Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at June 30, 2017 and December 31, 2016:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2017	December 31, 2016
Counterparty CVA	$(1,128)	$(1,488)
Asset FVA	(457)	(536)
Citigroup (own-credit) CVA	322	459
Liability FVA	68	62
Total CVA—derivative instruments(1)	$(1,195)	$(1,503)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Counterparty CVA	$80	$15	$170	$(93)
Asset FVA	(13)	(15)	79	(95)
Own-credit CVA	(53)	(10)	(125)	124
Liability FVA	16	18	6	48
Total CVA—derivative instruments	$30	$8	$130	$(16)
DVA related to own FVO liabilities (1)	$(132)	$20	$(227)	$327
Total CVA and DVA(2)	$(102)	$28	$(97)	$311

(1)	See Note 1 and Note 17 to the Consolidated Financial Statements.

(2)	FVA is included with CVA for presentation purposes.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at June 30, 2017	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$177,380	$1,002	$178,382	$(35,551)	$142,831
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	24,863	204	25,067	—	25,067
Residential	—	408	327	735	—	735
Commercial	—	1,053	318	1,371	—	1,371
Total trading mortgage-backed securities	$—	$26,324	$849	$27,173	$—	$27,173
U.S. Treasury and federal agency securities	$20,339	$2,843	$—	$23,182	$—	$23,182
State and municipal	—	3,297	284	3,581	—	3,581
Foreign government	45,450	21,855	108	67,413	—	67,413
Corporate	481	14,848	401	15,730	—	15,730
Equity securities	42,333	6,133	240	48,706	—	48,706
Asset-backed securities	—	2,098	1,570	3,668	—	3,668
Other trading assets(3)	9	10,305	1,803	12,117	—	12,117
Total trading non-derivative assets	$108,612	$87,703	$5,255	$201,570	$—	$201,570
Trading derivatives
Interest rate contracts	$149	$302,851	$1,700	$304,700
Foreign exchange contracts	38	145,190	587	145,815
Equity contracts	1,735	21,748	685	24,168
Commodity contracts	192	9,456	500	10,148
Credit derivatives	—	22,457	1,443	23,900
Total trading derivatives	$2,114	$501,702	$4,915	$508,731
Cash collateral paid(4)				$12,540
Netting agreements					$(424,492)
Netting of cash collateral received					(38,743)
Total trading derivatives	$2,114	$501,702	$4,915	$521,271	$(463,235)	$58,036
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$43,148	$50	$43,198	$—	$43,198
Residential	—	3,164	—	3,164	—	3,164
Commercial	—	357	—	357	—	357
Total investment mortgage-backed securities	$—	$46,669	$50	$46,719	$—	$46,719
U.S. Treasury and federal agency securities	$101,118	$11,479	$1	$112,598	$—	$112,598
State and municipal	—	8,254	1,285	9,539	—	9,539
Foreign government	56,320	45,104	358	101,782	—	101,782
Corporate	2,045	13,902	156	16,103	—	16,103
Equity securities	357	67	9	433	—	433
Asset-backed securities	—	4,996	1,028	6,024	—	6,024
Other debt securities	—	421	10	431	—	431
Non-marketable equity securities(5)	—	29	939	968	—	968
Total investments	$159,840	$130,921	$3,836	$294,597	$—	$294,597
Table continues on the next page.

In millions of dollars at June 30, 2017	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$3,639	$577	$4,216	$—	$4,216
Mortgage servicing rights	—	—	560	560	—	560
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$13,382	$6,587	$17	$19,986
Cash collateral paid(6)				—
Netting of cash collateral received					$(993)
Non-trading derivatives and other financial assets measured on a recurring basis	$13,382	$6,587	$17	$19,986	$(993)	$18,993
Total assets	$283,948	$907,932	$16,162	$1,220,582	$(499,779)	$720,803
Total as a percentage of gross assets(7)	23.5%	75.2%	1.3%
Liabilities
Interest-bearing deposits	$—	$1,040	$300	$1,340	$—	$1,340
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	79,625	807	80,432	(35,551)	44,881
Trading account liabilities
Securities sold, not yet purchased	72,044	10,339	1,143	83,526	—	83,526
Other trading liabilities	—	2,282	—	2,282	—	2,282
Total trading liabilities	$72,044	$12,621	$1,143	$85,808	$—	$85,808
Trading derivatives
Interest rate contracts	$161	$288,045	$1,988	$290,194
Foreign exchange contracts	15	146,519	403	146,937
Equity contracts	1,725	24,947	2,332	29,004
Commodity contracts	120	9,897	2,524	12,541
Credit derivatives	—	22,314	2,782	25,096
Total trading derivatives	$2,021	$491,722	$10,029	$503,772
Cash collateral received(8)				$14,227
Netting agreements					$(424,492)
Netting of cash collateral paid					(42,570)
Total trading derivatives	$2,021	$491,722	$10,029	$517,999	$(467,062)	$50,937
Short-term borrowings	$—	$4,804	$29	$4,833	$—	$4,833
Long-term debt	—	17,170	11,831	29,001	—	29,001
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$13,382	$964	$2	$14,348
Cash collateral received(9)				43
Netting of cash collateral paid					$(56)
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$13,382	$964	$2	$14,391	$(56)	$14,335
Total liabilities	$87,447	$607,946	$24,141	$733,804	$(502,669)	$231,135
Total as a percentage of gross liabilities(7)	12.2%	84.5%	3.4%

(1)
For the three and six months ended June 30, 2017, the Company transferred assets of approximately $1.9 billion and $2.9 billion from Level 1 to Level 2, primarily related to foreign government securities and equity securities not traded in active markets. During the three and six months ended June 30, 2017, the Company transferred assets of approximately $0.9 billion and $2.3 billion from Level 2 to Level 1, primarily related to foreign government bonds traded with sufficient frequency to constitute an active market. There were no material transfers of liabilities from Level 1 to 2 during the three months ended June 30, 2017. During the six months ended June 30, 2017, the Company transferred liabilities of approximately $0.1 billion from Level 1 to Level 2. There were no material transfers of liabilities from Level 2 to Level 1 during the three months ended June 30, 2017. During the six months ended June 30, 2017, the Company transferred liabilities of approximately $0.1 billion from Level 2 to Level 1.

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

(4)	Reflects the net amount of $55,110 million gross cash collateral paid, of which $42,570 million was used to offset trading derivative liabilities.

(5)
Amounts exclude $0.4 billion investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

(6)	Reflects the net amount of $56 million of gross cash collateral paid, of which $56 million was used to offset non-trading derivative liabilities.

(7)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(8)	Reflects the net amount $52,970 million of gross cash collateral received, of which $38,743 million was used to offset trading derivative assets.

(9)	Reflects the net amount of $1,036 million of gross cash collateral received, of which $993 million was used to offset non-trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$172,394	$1,496	$173,890	$(40,686)	$133,204
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,718	176	22,894	—	22,894
Residential	—	291	399	690	—	690
Commercial	—	1,000	206	1,206	—	1,206
Total trading mortgage-backed securities	$—	$24,009	$781	$24,790	$—	$24,790
U.S. Treasury and federal agency securities	$16,368	$4,811	$1	$21,180	$—	$21,180
State and municipal	—	3,780	296	4,076	—	4,076
Foreign government	32,164	17,492	40	49,696	—	49,696
Corporate	424	14,199	324	14,947	—	14,947
Equity securities	45,056	5,260	127	50,443	—	50,443
Asset-backed securities	—	892	1,868	2,760	—	2,760
Other trading assets(3)	—	9,466	2,814	12,280	—	12,280
Total trading non-derivative assets	$94,012	$79,909	$6,251	$180,172	$—	$180,172
Trading derivatives
Interest rate contracts	$105	$366,995	$2,225	$369,325
Foreign exchange contracts	53	184,776	833	185,662
Equity contracts	2,306	21,209	595	24,110
Commodity contracts	261	12,999	505	13,765
Credit derivatives	—	23,021	1,594	24,615
Total trading derivatives	$2,725	$609,000	$5,752	$617,477
Cash collateral paid(4)				$11,188
Netting agreements					$(519,000)
Netting of cash collateral received					(45,912)
Total trading derivatives	$2,725	$609,000	$5,752	$628,665	$(564,912)	$63,753
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$38,304	$101	$38,405	$—	$38,405
Residential	—	3,860	50	3,910	—	3,910
Commercial	—	358	—	358	—	358
Total investment mortgage-backed securities	$—	$42,522	$151	$42,673	$—	$42,673
U.S. Treasury and federal agency securities	$112,916	$10,753	$2	$123,671	$—	$123,671
State and municipal	—	8,909	1,211	10,120	—	10,120
Foreign government	54,028	43,934	186	98,148	—	98,148
Corporate	3,215	13,598	311	17,124	—	17,124
Equity securities	336	46	9	391	—	391
Asset-backed securities	—	6,134	660	6,794	—	6,794
Other debt securities	—	503	—	503	—	503
Non-marketable equity securities(5)	—	35	1,331	1,366	—	1,366
Total investments	$170,495	$126,434	$3,861	$300,790	$—	$300,790
Table continues on the next page.

In millions of dollars at December 31, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$2,918	$568	$3,486	$—	$3,486
Mortgage servicing rights	—	—	1,564	1,564	—	1,564
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$9,300	$7,732	$34	$17,066
Cash collateral paid(6)				8
Netting of cash collateral received					$(1,345)
Non-trading derivatives and other financial assets measured on a recurring basis	$9,300	$7,732	$34	$17,074	$(1,345)	$15,729
Total assets	$276,532	$998,387	$19,526	$1,305,641	$(606,943)	$698,698
Total as a percentage of gross assets(7)	21.4%	77.1%	1.5%
Liabilities
Interest-bearing deposits	$—	$919	$293	$1,212	$—	$1,212
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	73,500	849	74,349	(40,686)	33,663
Trading account liabilities
Securities sold, not yet purchased	67,429	12,184	1,177	80,790	—	80,790
Other trading liabilities	—	1,827	1	1,828	—	1,828
Total trading liabilities	$67,429	$14,011	$1,178	$82,618	$—	$82,618
Trading account derivatives
Interest rate contracts	$107	$351,766	$2,888	$354,761
Foreign exchange contracts	13	187,328	420	187,761
Equity contracts	2,245	22,119	2,152	26,516
Commodity contracts	196	12,386	2,450	15,032
Credit derivatives	—	22,842	2,595	25,437
Total trading derivatives	$2,561	$596,441	$10,505	$609,507
Cash collateral received(8)				$15,731
Netting agreements					$(519,000)
Netting of cash collateral paid					(49,811)
Total trading derivatives	$2,561	$596,441	$10,505	$625,238	$(568,811)	$56,427
Short-term borrowings	$—	$2,658	$42	$2,700	$—	$2,700
Long-term debt	—	16,510	9,744	26,254	—	26,254
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$9,300	$1,540	$8	$10,848
Cash collateral received(9)				1
Netting of cash collateral paid					$(53)
Non-trading derivatives and other financial liabilities measured on a recurring basis	$9,300	$1,540	$8	$10,849	$(53)	$10,796
Total liabilities	$79,290	$705,579	$22,619	$823,220	$(609,550)	$213,670
Total as a percentage of gross liabilities(7)	9.8%	87.4%	2.8%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2017 and 2016. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2017
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,187	$54	$—	$—	$(239)	$—	$—	$—	$—	$1,002	$—
Trading non-derivative assets
Trading mortgage- backed securities
U.S. government-sponsored agency guaranteed	271	(1)	—	29	(48)	103	—	(150)	—	204	—
Residential	368	22	—	30	(20)	16	—	(89)	—	327	19
Commercial	266	5	—	27	(16)	244	—	(208)	—	318	(3)
Total trading mortgage- backed securities	$905	$26	$—	$86	$(84)	$363	$—	$(447)	$—	$849	$16
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
State and municipal	270	3	—	22	(1)	7	—	(17)	—	284	(1)
Foreign government	126	3	—	6	(77)	83	—	(33)	—	108	1
Corporate	296	124	—	89	(21)	158	—	(245)	—	401	132
Equity securities	110	14	—	130	(1)	2	—	(15)	—	240	13
Asset-backed securities	1,941	(23)	—	3	(65)	313	—	(599)	—	1,570	(19)
Other trading assets	1,888	(43)	—	222	(243)	366	—	(383)	(4)	1,803	(17)
Total trading non- derivative assets	$5,537	$104	$—	$558	$(492)	$1,292	$—	$(1,740)	$(4)	$5,255	$125
Trading derivatives, net(4)
Interest rate contracts	$(773)	$(155)	$—	$10	$632	$59	$—	$(92)	$31	$(288)	$(60)
Foreign exchange contracts	48	93	—	(2)	(39)	4	—	(2)	82	184	88
Equity contracts	(1,524)	(101)	—	18	42	64	—	(113)	(33)	(1,647)	(158)
Commodity contracts	(2,074)	(153)	—	12	51	—	—	—	140	(2,024)	(152)
Credit derivatives	(1,123)	(293)	—	(44)	(16)	(2)	—	2	137	(1,339)	(325)
Total trading derivatives, net(4)	$(5,446)	$(609)	$—	$(6)	$670	$125	$—	$(205)	$357	$(5,114)	$(607)
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar.31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2017
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$55	$—	$1	$—	$(6)	$—	$—	$—	$—	$50	$—
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$55	$—	$1	$—	$(6)	$—	$—	$—	$—	$50	$—
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—
State and municipal	1,233	—	27	12	(3)	22	—	(6)	—	1,285	28
Foreign government	235	—	10	—	(1)	191	—	(77)	—	358	7
Corporate	339	—	(137)	5	—	92	—	(143)	—	156	9
Equity securities	9	—	—	—	—	—	—	—	—	9	—
Asset-backed securities	712	—	173	4	(13)	334	—	(182)	—	1,028	171
Other debt securities	—	—	—	—	—	10	—	—	—	10	—
Non-marketable equity securities	1,082	—	31	2	—	1	—	(154)	(23)	939	66
Total investments	$3,666	$—	$105	$23	$(23)	$650	$—	$(562)	$(23)	$3,836	$281
Loans	$580	$—	$(12)	$15	$—	$30	$—	$(33)	$(3)	$577	$42
Mortgage servicing rights	$567	$—	$(11)	$—	$—	$—	$21	$—	$(17)	$560	$3
Other financial assets measured on a recurring basis	$27	$—	$29	$—	$(7)	$—	$27	$(4)	$(55)	$17	$26
Liabilities
Interest-bearing deposits	$302	$—	$—	$20	$—	$—	$—	$—	$(22)	$300	$5
Federal funds purchased and securities loaned or sold under agreements to repurchase	809	2	—	—	—	—	—	—	—	807	2
Trading account liabilities
Securities sold, not yet purchased	1,151	(60)	—	2	(29)	—	—	76	(117)	1,143	5
Short-term borrowings	60	40	—	1	—	—	8	—	—	29	11
Long-term debt	10,176	(618)	—	321	(558)	—	1,353	—	(79)	11,831	(73)
Other financial liabilities measured on a recurring basis	4	—	2	—	—	—	1	—	(1)	2	2

(1)
Changes in fair value for available-for-sale investments are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2017.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2017
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,496	$(2)	$—	$—	$(491)	$—	$—	$—	$(1)	$1,002	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	176	4	—	79	(65)	264	—	(254)	—	204	1
Residential	399	37	—	47	(49)	66	—	(173)	—	327	29
Commercial	206	(3)	—	44	(29)	434	—	(334)	—	318	(10)
Total trading mortgage-backed securities	$781	$38	$—	$170	$(143)	$764	$—	$(761)	$—	$849	$20
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
State and municipal	296	5	—	24	(48)	88	—	(81)	—	284	2
Foreign government	40	7	—	84	(90)	127	—	(60)	—	108	8
Corporate	324	215	—	116	(73)	276	—	(457)	—	401	177
Equity securities	127	29	—	132	(13)	9	—	(44)	—	240	21
Asset-backed securities	1,868	137	—	23	(81)	704	—	(1,081)	—	1,570	52
Other trading assets	2,814	(50)	—	432	(774)	653	1	(1,258)	(15)	1,803	(38)
Total trading non-derivative assets	$6,251	$381	$—	$981	$(1,222)	$2,621	$1	$(3,743)	$(15)	$5,255	$242
Trading derivatives, net(4)
Interest rate contracts	$(663)	$(192)	$—	$(28)	$651	$65	$—	$(205)	$84	$(288)	$(12)
Foreign exchange contracts	413	(297)	—	53	(59)	38	—	(34)	70	184	43
Equity contracts	(1,557)	(103)	—	18	26	149	—	(137)	(43)	(1,647)	(139)
Commodity contracts	(1,945)	(328)	—	58	49	—	—	—	142	(2,024)	(358)
Credit derivatives	(1,001)	(385)	—	(68)	(24)	(2)	—	2	139	(1,339)	(745)
Total trading derivatives, net(4)	$(4,753)	$(1,305)	$—	$33	$643	$250	$—	$(374)	$392	$(5,114)	$(1,211)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$101	$—	$3	$1	$(55)	$—	$—	$—	$—	$50	$2
Residential	50	—	2	—	(47)	—	—	(5)	—	—	—
Commercial	—	—	—	—	—	8	—	(8)	—	—	—
Total investment mortgage-backed securities	$151	$—	$5	$1	$(102)	$8	$—	$(13)	$—	$50	$2
U.S. Treasury and federal agency securities	$2	$—	$—	$—	$—	$—	$—	$(1)	$—	$1	$—
State and municipal	1,211	—	39	49	(33)	76	—	(57)	—	1,285	35
Foreign government	186	—	11	2	(19)	333	—	(155)	—	358	7
Corporate	311	—	(135)	64	(4)	183	—	(263)	—	156	9
Equity securities	9	—	—	—	—	—	—	—	—	9	—
Asset-backed securities	660	—	182	21	(13)	360	—	(182)	—	1,028	171
Other debt securities	—	—	—	—	—	21	—	(11)	—	10	—
Non-marketable equity securities	1,331	—	(63)	2	—	9	—	(227)	(113)	939	79
Total investments	$3,861	$—	$39	$139	$(171)	$990	$—	$(909)	$(113)	$3,836	$303
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2017
Loans	$568	$—	$(16)	$80	$(16)	$42	$—	$(76)	$(5)	$577	$58
Mortgage servicing rights	1,564	—	56	—	—	—	56	(1,046)	(70)	560	(40)
Other financial assets measured on a recurring basis	34	—	(160)	3	(8)	—	260	(4)	(108)	17	(184)
Liabilities
Interest-bearing deposits	$293	$—	$11	$40	$—	$—	$—	$—	$(22)	$300	$31
Federal funds purchased and securities loaned or sold under agreements to repurchase	849	8	—	—	—	—	—	—	(34)	807	8
Trading account liabilities
Securities sold, not yet purchased	1,177	(6)	—	13	(43)	—	—	177	(187)	1,143	(3)
Short-term borrowings	42	31	—	1	—	—	19	—	(2)	29	5
Long-term debt	9,744	(601)	—	521	(967)	—	2,282	—	(350)	11,831	(747)
Other financial liabilities measured on a recurring basis	8	—	—	—	—	(1)	2	—	(7)	2	—

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

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,909	$(62)	$—	$—	$(28)	$—	$—	$—	$—	$1,819	$(54)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,039	—	—	83	(362)	405	—	(443)	8	730	—
Residential	1,192	(61)	—	25	(44)	46	—	(351)	(6)	801	(72)
Commercial	581	4	—	123	(75)	107	—	(350)	—	390	(5)
Total trading mortgage-backed securities	$2,812	$(57)	$—	$231	$(481)	$558	$—	$(1,144)	$2	$1,921	$(77)
U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
State and municipal	209	1	—	5	(57)	65	—	(106)	—	117	(2)
Foreign government	219	(7)	—	—	(13)	34	—	(152)	—	81	(2)
Corporate	477	272	—	35	(60)	165	—	(479)	(5)	405	77
Equity securities	3,755	(491)	—	174	(26)	670	—	(112)	—	3,970	(438)
Asset-backed securities	2,814	6	—	40	(181)	694	—	(703)	—	2,670	5
Other trading assets	2,574	(89)	—	680	(869)	1,074	(13)	(509)	(9)	2,839	(125)
Total trading non-derivative assets	$12,863	$(365)	$—	$1,165	$(1,687)	$3,260	$(13)	$(3,205)	$(12)	$12,006	$(562)
Trading derivatives, net(4)
Interest rate contracts	$(755)	$182	$—	$144	$(51)	$137	$(18)	$(100)	$87	$(374)	$136
Foreign exchange contracts	295	(324)	—	1	(90)	89	—	(52)	52	(29)	(428)
Equity contracts	(876)	76	—	(11)	(284)	22	38	(12)	(24)	(1,071)	108
Commodity contracts	(1,949)	(139)	—	3	(36)	356	—	(352)	100	(2,017)	(122)
Credit derivatives	(321)	(637)	—	(33)	(52)	41	—	—	248	(754)	(603)
Total trading derivatives, net(4)	$(3,606)	$(842)	$—	$104	$(513)	$645	$20	$(516)	$463	$(4,245)	$(909)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$111	$—	$6	$5	$(23)	$1	$—	$(6)	$—	$94	$1
Residential	—	—	—	—	—	25	—	—	—	25	—
Commercial	3	—	—	3	(1)	—	—	—	—	5	—
Total investment mortgage-backed securities	$114	$—	$6	$8	$(24)	$26	$—	$(6)	$—	$124	$1
U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
State and municipal	2,098	—	127	130	(374)	89	—	(54)	—	2,016	99
Foreign government	175	—	17	—	—	41	—	(89)	(3)	141	—
Corporate	498	—	31	—	(8)	93	—	(154)	—	460	(5)
Equity securities	126	—	—	2	—	—	—	—	—	128	—
Asset-backed securities	701	—	61	—	(22)	72	—	(215)	—	597	51
Other debt securities	—	—	—	—	—	5	—	—	—	5	—
Non-marketable equity securities	1,165	—	26	13	—	6	—	—	(71)	1,139	26
Total investments	$4,880	$—	$268	$153	$(428)	$332	$—	$(518)	$(74)	$4,613	$172

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2016
Loans	$1,723	$—	$19	$—	$—	$211	$58	$(297)	$(480)	$1,234	$(34)
Mortgage servicing rights	1,524	—	(137)	—	—	—	35	—	(98)	1,324	(154)
Other financial assets measured on a recurring basis	57	—	16	37	(2)	—	67	(4)	(60)	111	(61)
Liabilities
Interest-bearing deposits	$191	$—	$39	$318	$—	$—	$1	$—	$(38)	$433	$39
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,238	4	—	—	—	—	—	—	(127)	1,107	4
Trading account liabilities
Securities sold, not yet purchased	118	(11)	—	38	(18)	(61)	(41)	34	(69)	12	(30)
Short-term borrowings	46	(24)	—	12	—	—	7	—	(36)	53	(15)
Long-term debt	8,736	(48)	—	712	(756)	—	990	61	(653)	9,138	(48)
Other financial liabilities measured on a recurring basis	14	—	1	—	(6)	(2)	1	—	(1)	5	(1)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,337	$8	$—	$—	$(28)	$503	$—	$—	$(1)	$1,819	$(55)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	744	12	—	418	(582)	761	—	(634)	11	730	(3)
Residential	1,326	(12)	—	129	(87)	257	—	(806)	(6)	801	(40)
Commercial	517	13	—	179	(102)	352	—	(569)	—	390	(13)
Total trading mortgage-backed securities	$2,587	$13	$—	$726	$(771)	$1,370	$—	$(2,009)	$5	$1,921	$(56)
U.S. Treasury and federal agency securities	$1	$—	$—	$2	$—	$—	$—	$—	$—	$3	$(1)
State and municipal	351	8	—	18	(216)	168	—	(212)	—	117	(1)
Foreign government	197	(8)	—	2	(17)	75	—	(168)	—	81	1
Corporate	376	284	—	80	(76)	334	—	(588)	(5)	405	89
Equity securities	3,684	(535)	—	267	(60)	749	—	(135)	—	3,970	(474)
Asset-backed securities	2,739	134	—	157	(195)	1,186	—	(1,351)	—	2,670	29
Other trading assets	2,483	(116)	—	1,458	(1,482)	1,357	(2)	(840)	(19)	2,839	(223)
Total trading non-derivative assets	$12,418	$(220)	$—	$2,710	$(2,817)	$5,239	$(2)	$(5,303)	$(19)	$12,006	$(636)
Trading derivatives, net(4)
Interest rate contracts	$(495)	$(326)	$—	$309	$39	$142	$(18)	$(103)	$78	$(374)	$(154)
Foreign exchange contracts	620	(677)	—	4	(60)	106	—	(91)	69	(29)	(572)
Equity contracts	(800)	108	—	64	(428)	46	38	(71)	(28)	(1,071)	107
Commodity contracts	(1,861)	(281)	—	(49)	(26)	356	—	(352)	196	(2,017)	(288)
Credit derivatives	307	(1,152)	—	(114)	(23)	42	—	—	186	(754)	(1,086)
Total trading derivatives, net(4)	$(2,229)	$(2,328)	$—	$214	$(498)	$692	$20	$(617)	$501	$(4,245)	$(1,993)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$139	$—	$(25)	$12	$(62)	$40	$—	$(9)	$(1)	$94	$41
Residential	4	—	1	—	—	25	—	(5)	—	25	—
Commercial	2	—	—	6	(3)	—	—	—	—	5	—
Total investment mortgage-backed securities	$145	$—	$(24)	$18	$(65)	$65	$—	$(14)	$(1)	$124	$41
U.S. Treasury and federal agency securities	$4	$—	$—	$—	$—	$—	$—	$(1)	$—	$3	$—
State and municipal	2,192	—	162	391	(783)	240	—	(186)	—	2,016	118
Foreign government	260	—	19	33	—	103	—	(271)	(3)	141	(106)
Corporate	603	—	45	5	(45)	94	—	(242)	—	460	(1)
Equity securities	124	—	—	4	—	—	—	—	—	128	—
Asset-backed securities	596	—	35	—	(23)	204	—	(215)	—	597	24
Other debt securities	—	—	—	—	—	5	—	—	—	5	—
Non-marketable equity securities	1,135	—	24	51	—	18	—	—	(89)	1,139	20
Total investments	$5,059	$—	$261	$502	$(916)	$729	$—	$(929)	$(93)	$4,613	$96

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2016
Loans	$2,166	$—	$(58)	$89	$(538)	$570	$219	$(675)	$(539)	$1,234	$(63)
Mortgage servicing rights	1,781	—	(362)	—	—	—	68	14	(177)	1,324	(154)
Other financial assets measured on a recurring basis	180	—	33	40	(5)	—	130	(124)	(143)	111	(277)
Liabilities
Interest-bearing deposits	$434	$—	$35	$322	$(209)	$—	$5	$—	$(84)	$433	$39
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,247	(21)	—	—	—	—	—	16	(177)	1,107	(25)
Trading account liabilities
Securities sold, not yet purchased	199	14	—	97	(43)	(61)	(41)	70	(195)	12	(29)
Short-term borrowings	9	(27)	—	17	(4)	—	41	—	(37)	53	(19)
Long-term debt	7,543	(26)	—	1,221	(1,843)	—	2,872	61	(742)	9,138	(86)
Other financial liabilities measured on a recurring basis	14	—	(7)	—	(10)	(6)	2	—	(2)	5	(3)

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

Level 3 Fair Value Rollforward
The were no significant Level 3 transfers for the period March 31, 2017 to June 30, 2017:

The following were the significant Level 3 transfers for the period December 31, 2016 to June 30, 2017:

•
Transfers of Long-term debt of $0.5 billion from Level 2 to Level 3, and of $1.0 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

There were no significant Level 3 transfers for the period from March 31, 2016 to June 30, 2016.

The following were the significant Level 3 transfers for the period from December 31, 2015 to June 30, 2016:

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

As of June 30, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,002	Model-based	IR Normal Volatility	24.54%	80.07%	66.85%
Mortgage-backed securities	$496	Yield analysis	Yield	0.88%	11.81%	4.13%
402	Price based	Price	$6.02	$105.10	$70.52
Non-mortgage debt securities	$2,417	Price-based	Price	$15.00	$118.96	$94.36
1,725	Model-based	Credit Spread	35 bps	600 bps	242 bps
Equity securities(5)	$119	Model-based	Price	$2.50	$1,355.65	$656.24
115	Price-based	Forward Price	69.86	134.52	92.90
Equity Volatility	3.00%	47.73%	26.01%
Asset-backed securities	$2,406	Price-based	Price	$8.19	$100.00	$77.97
Non-marketable equity	$495	Comparables analysis	EBITDA Multiples	6.30	x	12.10	x	8.73	x
400	Price-based	Discount to price	—%	100.00%	7.52%
Price to book ratio	0.23	x	1.03	x	0.78	x
Derivatives—gross(6)
Interest rate contracts (gross)	$3,579	Model-based	IR Normal Volatility	0.11%	67.64%	55.31%
Mean Reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$894	Model-based	Yield	5.62%	14.50%	9.30%
96	Cash flow	FX Volatility	2.99%	24.51%	12.77%
IR-FX Correlation	(4.01)%	60.00%	49.09%
IR-IR Correlation	(7.79)%	69.65%	39.74%
Credit Spread	22 bps	481 bps	204 bps
Equity contracts (gross)	$2,946	Model-based	Equity Volatility	3.00%	54.46%	24.65%
Forward Price	51.91%	134.52%	95.49%
Equity-Equity Correlation	(88.92)%	92.42%	69.78%
Yield Volatility	3.25%	12.68%	6.41%
Equity-IR Correlation	(35.00)%	41.00%	33.25%
Commodity and other contracts (gross)	$3,024	Model-based	Forward Price	28.61%	303.76%	112.86%
Credit derivatives (gross)	$2,840	Model-based	Recovery Rate	6.50%	65.00%	34.50%
1,384	Price-based	Credit Correlation	5.00%	95.00%	35.11%
Upfront Points	5.00%	98.97%	57.17%
Price	$0.01	$239.25	$81.58
Credit Spread	5 bps	10,381 bps	401 bps

As of June 30, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (Gross)	$18	Model-based	Redemption Rate	13.22%	99.50%	73.22%
			Recovery Rate	40.00%	40.00%	40.00%

Loans and leases	$260	Model-based	Credit Spread	45 bps	500 bps	71 bps
	214	Yield analysis	Yield	3.04%	4.54%	3.66%
	92	Price-based
Mortgage servicing rights	$470	Cash flow	Yield	8.00%	19.93%	12.59%
	90	Model-based	WAL	3.97 years	7.52 years	6.11 years
Liabilities
Interest-bearing deposits	$300	Model-based	Mean Reversion	1.00%	20.00%	10.50%
			Yield Volatility	3.64%	9.31%	7.46%
			Equity-IR Correlation	27.00%	41.00%	31.44%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$807	Model-based	Interest Rate	0.93%	2.22%	2.00%
Trading account liabilities
Securities sold, not yet purchased	$1,105	Model-based	IR Normal Volatility	24.54%	80.07%	66.85%
Short-term borrowings and long-term debt	$11,856	Model-based	Mean Reversion	1.00%	20.00%	10.50%
			Forward Price	28.61%	196.94%	99.83%
			IR Normal Volatility	15.32%	80.07%	62.20%
			Equity Volatility	3.00%	47.73%	23.47%

As of December 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,496	Model-based	IR Log-Normal Volatility	12.86%		75.50%		61.73%
			Interest Rate	(0.51)%		5.76%		2.80%
Mortgage-backed securities	$509	Price-based	Price	$5.50		$113.48		$61.74
	368	Yield analysis	Yield	1.90%		14.54%		4.34%
State and municipal, foreign government, corporate and other debt securities	$3,308	Price-based	Price	$15.00		$103.60		$89.93
	1,513	Cash flow	Credit Spread	35 bps		600 bps		230 bps
Equity securities(5)	$69	Model-based	Price	$0.48		$104.00		$22.19
	58	Price-based
Asset-backed securities	$2,454	Price-based	Price	$4.00		$100.00		$71.51
Non-marketable equity	$726	Price-based	Discount to Price	—%		90.00%		13.36%
	565	Comparables analysis	EBITDA Multiples	6.80	x	10.10	x	8.62	x
			Price-to-Book Ratio	0.32	x	1.03	x	0.87	x
			Price	$—		$113.23		$54.40
Derivatives—gross(6)
Interest rate contracts (gross)	$4,897	Model-based	IR Log-Normal Volatility	1.00%		93.97%		62.72%
			Mean Reversion	1.00%		20.00%		10.50%
Foreign exchange contracts (gross)	$1,110	Model-based	Foreign Exchange (FX) Volatility	1.39%		26.85%		15.18%
	134	Cash flow	IR Basis	(0.85)%		(0.49)%		(0.84)%
			Credit Spread	4 bps		657 bps		266 bps

As of December 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			IR-IR Correlation	40.00%	50.00%	41.27%
			IR-FX Correlation	16.41%	60.00%	49.52%
Equity contracts (gross)(7)	$2,701	Model-based	Equity Volatility	3.00%	97.78%	29.52%
			Forward Price	69.05%	144.61%	94.28%
			Equity-FX Correlation	(60.70)%	28.20%	(26.28)%
			Equity-IR Correlation	(35.00)%	41.00%	(15.65)%
			Yield Volatility	3.55%	14.77%	9.29%
			Equity-Equity Correlation	(87.70)%	96.50%	67.45%
Commodity contracts (gross)	$2,955	Model-based	Forward Price	35.74%	235.35%	119.99%
			Commodity Volatility	2.00%	32.19%	17.07%
			Commodity Correlation	(41.61)%	90.42%	52.85%
Credit derivatives (gross)	$2,786	Model-based	Recovery Rate	20.00%	75.00%	39.75%
	1,403	Price-based	Credit Correlation	5.00%	90.00%	34.27%
			Upfront Points	6.00%	99.90%	72.89%
			Price	$1.00	$167.00	$77.35
			Credit Spread	3 bps	1,515 bps	256 bps
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$42	Model-based	Recovery Rate	40.00%	40.00%	40.00%
			Redemption Rate	3.92%	99.58%	74.69%
			Upfront Points	16.00%	20.50%	18.78%
Loans	$258	Price-based	Price	$31.55	$105.74	$56.46
	221	Yield analysis	Yield	2.75%	20.00%	11.09%
	79	Model-based
Mortgage servicing rights	$1,473	Cash flow	Yield	4.20%	20.56%	9.32%
			WAL	3.53 years	7.24 years	5.83 years
Liabilities
Interest-bearing deposits	$293	Model-based	Mean Reversion	1.00%	20.00%	10.50%
			Forward Price	98.79%	104.07%	100.19%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$849	Model-based	Interest Rate	0.62%	2.19%	1.99%
Trading account liabilities
Securities sold, not yet purchased	$1,056	Model-based	IR Normal Volatility	12.86%	75.50%	61.73%
Short-term borrowings and long-term debt	$9,774	Model-based	Mean Reversion	1.00%	20.00%	10.50%
			Commodity Correlation	(41.61)%	90.42%	52.85%
			Commodity Volatility	2.00%	32.19%	17.07%
			Forward Price	69.05%	235.35%	103.28%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following table presents the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2017
Loans held-for-sale(1)	$3,398	$1,814	$1,584
Other real estate owned	63	12	51
Loans(2)	863	308	555
Total assets at fair value on a nonrecurring basis	$4,324	$2,134	$2,190

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2016
Loans held-for-sale(1)	$5,802	$3,389	$2,413
Other real estate owned	75	15	60
Loans(2)	1,376	586	790
Total assets at fair value on a nonrecurring basis	$7,253	$3,990	$3,263

(1)	Net of fair value amounts on the unfunded portion of loans held-for-sale, recognized as other liabilities on the Consolidated Balance Sheet.

(2)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of June 30, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,510	Price-based	Price	$0.88	$100.00	$93.68
Other real estate owned	$50	Price-based	Discount to price(4)	0.34%	0.34%	0.34%
			Appraised value	$20,372	$4,491,044	$2,018,801
			Price	$54.61	$85.81	$58.74
Loans(5)	$237	Price-based	Price	$2.85	$58.00	$48.70
	181	Recovery Analysis	Appraised Value	$39.47	$89.20	$76.84

As of December 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$2,413	Price-based	Price	$—	$100.00	$93.08
Other real estate owned	$59	Price-based	Discount to price(4)	0.34%	13.00%	3.10%
			Price	$64.65	$74.39	$66.21
Loans(5)	$431	Cash flow	Price	$3.25	$105.00	$59.61
	197	Recovery analysis	Forward price	$2.90	$210.00	$156.78
	135	Price-based	Discount to price(4)	0.25%	13.00%	8.34%
			Appraised value	$25.80	$26,400,000	$6,462,735

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	Weighted averages are calculated based on the fair values of the instruments.

(4)	Includes estimated costs to sell.

(5)	Represents impaired loans held for investment whose carrying amounts are based on the fair value of the underlying collateral, primarily real estate.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended June 30,
In millions of dollars	2017	2016
Loans held-for-sale	$(5)	$(35)
Other real estate owned	(3)	(4)
Loans(1)	(30)	(48)
Other assets(2)	—	(23)
Total nonrecurring fair value gains (losses)	$(38)	$(110)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

(2)	Represents net impairment losses related to an equity investment.

	Six Months Ended June 30,
In millions of dollars	2017	2016
Loans held-for-sale	$(5)	$(32)
Other real estate owned	(3)	(5)
Loans(1)	(48)	(105)
Other assets(2)	—	(211)
Total nonrecurring fair value gains (losses)	$(56)	$(353)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

(2)	Represents net impairment losses related to an equity investment.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The table therefore excludes items measured at fair value on a recurring basis presented in the tables above.

	June 30, 2017		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$56.7	$57.0	$0.3	$55.1	$1.6
Federal funds sold and securities borrowed or purchased under agreements to resell	91.2	91.2	—	86.1	5.1
Loans(1)(2)	626.7	622.0	—	5.8	616.2
Other financial assets(2)(3)	256.0	256.5	6.7	179.6	70.2
Liabilities
Deposits	$957.4	$955.1	$—	$811.6	$143.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	109.9	109.9	—	109.9	—
Long-term debt(4)	196.2	203.7	—	175.1	28.6
Other financial liabilities(5)	124.5	124.5	—	15.4	109.1

	December 31, 2016		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$52.1	$52.0	$0.8	$48.6	$2.6
Federal funds sold and securities borrowed or purchased under agreements to resell	103.6	103.6	—	98.5	5.1
Loans(1)(2)	607.0	607.3	—	7.0	600.3
Other financial assets(2)(3)	215.2	215.9	8.2	153.6	54.1
Liabilities
Deposits	$928.2	$927.6	$—	$789.7	$137.9
Federal funds purchased and securities loaned or sold under agreements to repurchase	108.2	108.2	—	107.8	0.4
Long-term debt(4)	179.9	185.5	—	156.5	29.0
Other financial liabilities(5)	115.3	115.3	—	16.2	99.1

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.0 billion for June 30, 2017 and $12.1 billion for December 31, 2016. In addition, the carrying values exclude $1.8 billion and $1.9 billion of lease finance receivables at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes items measured at fair value on a nonrecurring basis.

(3)
Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverables and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

(4)	The carrying value includes long-term debt balances under qualifying fair value hedges.

(5)
Includes brokerage payables, separate and variable accounts, short-term borrowings (carried at cost) and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2017 and December 31, 2016 were liabilities of $2.4 billion and $5.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2017	2016	2017	2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell—selected portfolios	$(58)	$19	$(91)	$47
Trading account assets	232	(320)	662	(62)
Investments	(3)	(22)	(3)	(21)
Loans
Certain corporate loans(1)	(5)	36	19	60
Certain consumer loans(1)	2	—	2	(1)
Total loans	$(3)	$36	$21	$59
Other assets
MSRs	$(11)	$(137)	$56	$(362)
Certain mortgage loans held-for-sale(2)	44	91	81	171
Other assets	—	—	—	370
Total other assets	$33	$(46)	$137	$179
Total assets	$201	$(333)	$726	$202
Liabilities
Interest-bearing deposits	$(30)	$(18)	$(44)	$(68)
Federal funds purchased and securities loaned or sold under agreements to repurchase—selected portfolios	(527)	(2)	86	(8)
Trading account liabilities	25	3	51	97
Short-term borrowings	(99)	(114)	(80)	(34)
Long-term debt	(139)	(117)	(471)	(540)
Total liabilities	$(770)	$(248)	$(458)	$(553)

(1)	Includes mortgage loans held by consolidated mortgage loan securitization VIEs.

(2)	Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected under the fair value option.

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
The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) was a loss of $132 million and a gain of $20 million for the three months ended June 30, 2017 and 2016, and a loss of $227 million and a gain of $327 million for the six months ended June 30, 2017 and 2016, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above. Effective January 1, 2016, changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI; previously these amounts were recognized in Citigroup’s Revenues and Net income along with all other changes in fair value. See Note 1 to the Consolidated Financial Statements for additional information.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected Portfolios of Securities Purchased Under Agreements to Resell, Securities Borrowed, Securities Sold Under Agreements to Repurchase, Securities Loaned and Certain Non-Collateralized Short-Term Borrowings
The Company elected the fair value option for certain portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase, securities borrowed, securities loaned and certain non-collateralized short-term borrowings held primarily by broker-dealer entities in the United States, United Kingdom and Japan. In each case, the election was made because the related interest rate risk is managed on a portfolio basis, primarily with offsetting derivative instruments that are accounted for at fair value through earnings.

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
The following table provides information about certain credit products carried at fair value:

	June 30, 2017		December 31, 2016
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,009	$4,216	$9,824	$3,486
Aggregate unpaid principal balance in excess of fair value	402	3	758	18
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—	—	1
In addition to the amounts reported above, $1,203 million and $1,828 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2017 and December 31, 2016, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2017 and 2016 due to instrument-specific credit risk totaled to a gain of $25 million and $56 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.8 billion and $0.6 billion at June 30, 2017 and December 31, 2016, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of June 30, 2017, there were approximately $16.8 billion and $13.9 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

Certain Mortgage Loans Held-for-Sale (HFS)
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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	June 30, 2017	December 31, 2016
Carrying amount reported on the Consolidated Balance Sheet	$468	$915
Aggregate fair value in excess of unpaid principal balance	17	8
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—
The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2017 and 2016 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	June 30, 2017	December 31, 2016
Interest rate linked	$12.1	$10.6
Foreign exchange linked	0.2	0.2
Equity linked	12.0	12.3
Commodity linked	0.9	0.3
Credit linked	2.0	0.9
Total	$27.2	$24.3
Prior to 2016, the total change in the fair value of these structured liabilities was reported in Principal transactions in the Company’s Consolidated Statement of Income. Beginning in the first quarter of 2016, the portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value will continue to be reported in Principal transactions. Changes in the fair value of these structured liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

Certain Non-Structured Liabilities
The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates. The Company has elected the fair value option where the interest rate risk of such liabilities may be economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The elections have been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet. Prior to 2016, the total change in the fair value of these non-structured liabilities was reported in Principal transactions in the Company’s Consolidated Statement of Income. Beginning in the first quarter of 2016, the portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value will continue to be reported in Principal transactions.
Interest expense on non-structured liabilities is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	June 30, 2017	December 31, 2016
Carrying amount reported on the Consolidated Balance Sheet	$29,001	$26,254
Aggregate unpaid principal balance in excess of (less than) fair value	866	(128)
The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	June 30, 2017	December 31, 2016
Carrying amount reported on the Consolidated Balance Sheet	$4,833	$2,700
Aggregate unpaid principal balance in excess of (less than) fair value	(71)	(61)

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
The following tables present information about Citi’s guarantees at June 30, 2017 and December 31, 2016:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2017 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$36.8	$56.4	$93.2	$162
Performance guarantees	7.5	3.0	10.5	20
Derivative instruments considered to be guarantees	14.1	83.6	97.7	806
Loans sold with recourse	—	0.2	0.2	10
Securities lending indemnifications(1)	97.0	—	97.0	—
Credit card merchant processing(1)(2)	83.8	—	83.8	—
Credit card arrangements with partners	0.1	1.3	1.4	206
Custody indemnifications and other	—	52.0	52.0	59
Total	$239.3	$196.5	$435.8	$1,263

	Maximum potential amount of future payments
In billions of dollars at December 31, 2016 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$26.0	$67.1	$93.1	$141
Performance guarantees	7.5	3.6	11.1	19
Derivative instruments considered to be guarantees	7.2	80.0	87.2	747
Loans sold with recourse	—	0.2	0.2	12
Securities lending indemnifications(1)	80.3	—	80.3	—
Credit card merchant processing(1)(2)	86.4	—	86.4	—
Credit card arrangements with partners	—	1.5	1.5	206
Custody indemnifications and other	—	45.4	45.4	58
Total	$207.4	$197.8	$405.2	$1,183

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

(2)
At June 30, 2017 and December 31, 2016, this maximum potential exposure was estimated to be $84 billion and $86 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
The repurchase reserve was approximately $75 million and
$107 million at June 30, 2017 and December 31, 2016,
respectively, and these amounts are included in Other
liabilities on the Consolidated Balance Sheet.

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

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss
experience. At June 30, 2017 and December 31, 2016, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a
condition of membership, many of these VTNs require that
members stand ready to pay a pro rata share of the losses
incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the
VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have
not yet occurred. Citi believes the risk of loss is remote
given historical experience with the VTNs. Accordingly,
Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the
Consolidated Balance Sheet as of June 30, 2017 or
December 31, 2016 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In connection with the 2005 sale of certain insurance and annuity subsidiaries to MetLife Inc. (MetLife), the Company provided an indemnification for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by subsidiaries of Genworth Financial Inc. (Genworth). In turn, Genworth has offsetting reinsurance agreements with MetLife and the Union Fidelity Life Insurance Company (UFLIC), a subsidiary of the General Electric Company. Genworth has funded two trusts with securities whose fair value (approximately $7.3 billion at June 30, 2017, compared to $7.0 billion at December 31, 2016) is designed to cover Genworth’s statutory liabilities for the LTC policies. The trusts serve as collateral for Genworth's reinsurance obligations related to the MetLife LTC policies and MetLife Insurance Company USA is the sole beneficiary of the trusts. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If Genworth fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to MetLife, then Citi must reimburse MetLife for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to MetLife pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.
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

Futures and over-the-counter derivatives clearing
Citi provides clearing services on central clearing parties (CCP) for clients that need to clear exchange-traded and over-the-counter (OTC) derivatives contracts with CCPs. Based on all relevant facts and circumstances, Citi has concluded that it acts as an agent for accounting purposes in its role as clearing member for these client transactions. As such, Citi does not reflect the underlying exchange-traded or OTC derivatives contracts in its Consolidated Financial Statements. See Note 19 for a discussion of Citi’s derivatives activities that are reflected in its Consolidated Financial Statements.
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
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin; (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets; (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $10.2 billion and $9.4 billion as of June 30, 2017 and December 31, 2016, respectively.
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

Carrying Value—Guarantees and Indemnifications
At June 30, 2017 and December 31, 2016, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.3 billion and $1.2 billion. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $57 billion and $45 billion at June 30, 2017 and December 31, 2016, respectively. Securities and other marketable assets held as collateral amounted to $43 billion and $38 billion at June 30, 2017 and December 31, 2016, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $5.4 billion at both June 30, 2017 and December 31, 2016. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at June 30, 2017	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$67.0	$12.3	$13.9	$93.2
Performance guarantees	6.8	2.9	0.8	10.5
Derivative instruments deemed to be guarantees	—	—	97.7	97.7
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	97.0	97.0
Credit card merchant processing	—	—	83.8	83.8
Credit card arrangements with partners	—	—	1.4	1.4
Custody indemnifications and other	51.5	0.3	0.2	52.0
Total	$125.3	$15.5	$295.0	$435.8

	Maximum potential amount of future payments
In billions of dollars at December 31, 2016	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$66.8	$13.4	$12.9	$93.1
Performance guarantees	6.3	4.0	0.8	11.1
Derivative instruments deemed to be guarantees	—	—	87.2	87.2
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	80.3	80.3
Credit card merchant processing	—	—	86.4	86.4
Credit card arrangements with partners	—	—	1.5	1.5
Custody indemnifications and other	45.3	0.1	—	45.4
Total	$118.4	$17.5	$269.3	$405.2

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2017	December 31, 2016
Commercial and similar letters of credit	$913	$4,275	$5,188	$5,736
One- to four-family residential mortgages	1,589	1,681	3,270	2,838
Revolving open-end loans secured by one- to four-family residential properties	11,487	1,551	13,038	13,405
Commercial real estate, construction and land development	10,816	1,394	12,210	10,781
Credit card lines	577,326	98,938	676,264	664,335
Commercial and other consumer loan commitments	168,318	95,569	263,887	259,934
Other commitments and contingencies	2,163	9,371	11,534	11,267
Total	$772,612	$212,779	$985,391	$968,296

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

23.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 23 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2017 Form 10-Q and Note 27 to the Consolidated Financial Statements of Citigroup’s 2016 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At June 30, 2017, Citigroup’s estimate of the reasonably possible unaccrued loss for these matters ranges up to approximately $1.5 billion in the aggregate.
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

Credit Crisis-Related Litigation and Other Matters
Mortgage-Related Litigation and Other Matters
Mortgage Backed Securities Trustee Actions:
On May 23, 2017, the plaintiffs cross-moved for partial summary judgment in FIXED INCOME SHARES: SERIES M ET AL. v. CITIBANK N.A. Additional information concerning this action is publicly available in court filings under the docket number 14-cv-9373 (S.D.N.Y.) (Furman, J.).
On June 27, 2017, the court granted in part and denied in part Citibank’s motion to dismiss the amended complaint in FIXED INCOME SHARES: SERIES M ET AL. v. CITIBANK N.A., pending in New York State Supreme Court. Additional information concerning this action is publicly available in court filings under the docket number 653891/2015 (N.Y. Sup. Ct.) (Ramos, J.).
On July 11, 2017, in FEDERAL DEPOSIT INSURANCE CORPORATION AS RECEIVER FOR GUARANTY BANK v. CITIBANK N.A., the court denied plaintiff’s motion for reconsideration but granted the plaintiff leave to amend the complaint within 90 days to establish its standing to sue. Additional information concerning this action is publicly available in court filings under the docket number 15-cv-6574 (S.D.N.Y.) (Carter, J.).

Credit Default Swaps Matters
Antitrust and Other Litigation: On June 8, 2017, a complaint was filed in the United States District Court for the Southern District of New York against numerous credit default swap (CDS) market participants, including Citigroup, Citibank, CGMI and CGML, under the caption TERA GROUP, INC., ET AL. v. CITIGROUP INC., ET AL. The complaint alleges that defendants colluded to prevent plaintiffs’ electronic CDS trading platform, TeraExchange, from entering the market, resulting in lost profits to plaintiffs.  The complaint asserts federal and state antitrust claims, and claims for unjust enrichment and tortious interference with business relations.  Plaintiffs are seeking a finding of joint and several liability, treble damages, attorneys’ fees, pre and post judgment interest and a permanent injunction. Additional information concerning this action is publicly available in court filings under the docket number 17-cv-04302 (S.D.N.Y.) (Sullivan, J.).

Foreign Exchange Matters
Antitrust and Other Litigation: On May 5, 2017, in NYPL v. JPMORGAN CHASE & CO., ET AL., plaintiffs moved for leave to amend their previously dismissed complaint, which defendants opposed on June 14, 2017. Additional information concerning this action is publicly available in court filings under the docket numbers 15 Civ. 2290 (N.D. Cal.) (Chhabria, J.) and 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
On April 28, 2017, plaintiffs voluntarily dismissed their amended complaint in BAKER ET AL. v. BANK OF AMERICA CORPORATION ET AL. On April 28 and June 10, 2017, plaintiffs (including certain of the Baker plaintiffs) filed two new putative class action suits, captioned CONTANT ET AL. v. BANK OF AMERICA CORPORATION ET AL. and LAVENDER ET AL. v. BANK OF AMERICA CORPORATION ET AL; respectively, against various financial institutions, including Citigroup, Citibank, Citicorp, and CGMI. The suits were filed on behalf of purported classes of indirect purchasers of FX instruments sold by the defendants. Plaintiffs in each case allege that defendants engaged in a conspiracy to fix currency prices in violation of the Sherman Act and various state antitrust laws, and seek unspecified money damages (including treble damages), as well as equitable and injunctive relief. On June 30, 2017, the CONTANT and LAVENDER plaintiffs filed a consolidated class action complaint in CONTANT. Additional information concerning these actions is publicly available in court filings under the docket numbers 16 Civ. 7512 (S.D.N.Y.) (Schofield, J.), 17 Civ. 4392 (S.D.N.Y.) (Schofield, J.), and 17 Civ. 3139 (S.D.N.Y.) (Schofield, J.).
On July 11, 2017, in NEGRETE v. CITIBANK, N.A., the court denied plaintiffs’ motion for entry of final judgment as to the claims dismissed in the court’s February 27, 2017 order. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 7250 (S.D.N.Y.) (Sweet, J.).
On July 12, 2017, a putative class action captioned ALPARI (US), LLC v. CITIGROUP, INC. AND CITIBANK, N.A. was filed in the United States District Court for the Southern District of New York. Plaintiff asserts claims for breach of contract and unjust enrichment arising out of alleged cancellation of electronic FX transactions and seeks damages, restitution, injunctive relief, and attorneys’ fees.  Additional information concerning this action is publicly available in court filings under the docket number 17 Civ. 5269 (S.D.N.Y.).

Interbank Offered Rates-Related Litigation and Other
Matters
Antitrust and Other Litigation: In May 2017, plaintiffs in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION (the LIBOR MDL) filed motions to certify proposed classes in the over-the-counter (OTC), exchange-based, and lender class actions. On June 8, 2017, Judge Buchwald entered partial final judgment for the OTC plaintiffs, allowing them to appeal parts of the court’s December 20, 2016 decision to the United States Court of Appeals for the Second Circuit.  Additional information concerning these actions is publicly available in court filings under the docket number 11 MD 2262 (S.D.N.Y.) (Buchwald, J.).
The Schwab plaintiffs, whose claims were dismissed in their entirety in December 2016, filed a notice of appeal to the Second Circuit on May 12, 2017. Additional information concerning this action is publicly available in court filings under the docket number 17-1569 (2d Cir.).
On April 27, 2017, in FRONTPOINT ASIAN EVENT DRIVEN FUND, LTD ET AL. v. CITIBANK, N.A. ET AL., the court held oral argument on defendants’ motions to dismiss. The court indicated at argument that it intends to dismiss most of the plaintiffs’ claims with leave to replead some claims. Additional information is available in court filings under the docket number 16 Civ. 5263 (S.D.N.Y.) (Hellerstein, J.).

Interest Rate Swaps Matters
Antitrust and Other Litigation: On July 28, 2017, in IN RE INTEREST RATE SWAPS ANTITRUST LITIGATION, the court ruled on defendants’ motions to dismiss, granting them in part and denying them in part. Additional information is publicly available in court filings under the docket number 16 MD 2704 (S.D.N.Y.) (Engelmayer, J.).

Money Laundering Inquiries
Regulatory Actions: As previously announced, on May 22, 2017, the United States Department of Justice, Citigroup, and Citigroup’s subsidiary, Banamex, USA (BUSA), announced a settlement of all remaining open inquiries conducted jointly by the Department and the U.S. Attorney’s Office for the District of Massachusetts concerning the Bank Secrecy Act and anti-money laundering compliance of Citigroup and related entities, including BUSA. The settlement includes a non-prosecution agreement and forfeiture amount of approximately $97 million.

Sovereign Securities Matters
Antitrust and Other Litigation: On July 14, 2017, defendants, including Citigroup and Related Parties, moved to dismiss the consolidated amended complaint in IN RE SSA BONDS ANTITRUST LITIGATION. Additional information relating to this action is publicly available in court filings under the docket number 16 Civ. 03711 (S.D.N.Y.) (Ramos, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, Condensed Consolidating Balance Sheet as of June 30, 2017 and December 31, 2016 and Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2017 and 2016 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.

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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,515	$—	$—	$(2,515)	$—
Interest revenue	(1)	1,404	13,798	—	15,201
Interest revenue—intercompany	1,076	377	(1,453)	—	—
Interest expense	1,136	546	2,354	—	4,036
Interest expense—intercompany	263	653	(916)	—	—
Net interest revenue	$(324)	$582	$10,907	$—	$11,165
Commissions and fees	$—	$1,279	$1,658	$—	$2,937
Commissions and fees—intercompany	(1)	108	(107)	—	—
Principal transactions	1,122	398	1,042	—	2,562
Principal transactions—intercompany	396	290	(686)	—	—
Other income	(1,601)	87	2,751	—	1,237
Other income—intercompany	161	(7)	(154)	—	—
Total non-interest revenues	$77	$2,155	$4,504	$—	$6,736
Total revenues, net of interest expense	$2,268	$2,737	$15,411	$(2,515)	$17,901
Provisions for credit losses and for benefits and claims	$—	$1	$1,716	$—	$1,717
Operating expenses
Compensation and benefits	$(1)	$1,212	$4,252	$—	$5,463
Compensation and benefits—intercompany	20	—	(20)	—	—
Other operating	(344)	443	4,944	—	5,043
Other operating—intercompany	10	502	(512)	—	—
Total operating expenses	$(315)	$2,157	$8,664	$—	$10,506
Equity in undistributed income of subsidiaries	$1,183	$—	$—	$(1,183)	$—
Income (loss) from continuing operations before income taxes	$3,766	$579	$5,031	$(3,698)	$5,678
Provision (benefit) for income taxes	(106)	261	1,640	—	1,795
Income from continuing operations	$3,872	$318	$3,391	$(3,698)	$3,883
Income from discontinued operations, net of taxes	—	—	21	—	21
Net income before attribution of noncontrolling interests	$3,872	$318	$3,412	$(3,698)	$3,904
Noncontrolling interests	—	—	32	—	32
Net income	$3,872	$318	$3,380	$(3,698)	$3,872
Comprehensive income
Add: Other comprehensive income (loss)	$514	$(38)	$(155)	$193	$514
Total Citigroup comprehensive income	$4,386	$280	$3,225	$(3,505)	$4,386
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$39	$—	$39
Add: Net income attributable to noncontrolling interests	—	—	32	—	32
Total comprehensive income	$4,386	$280	$3,296	$(3,505)	$4,457

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2016
In millions of dollars	Citigroup parent company	CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,900	$—		$—	$(2,900)	$—
Interest revenue	1	1,251		13,104	—	14,356
Interest revenue—intercompany	668	139		(807)	—	—
Interest expense	1,094	401		1,625	—	3,120
Interest expense—intercompany	38	416		(454)	—	—
Net interest revenue	$(463)	$573		$11,126	$—	$11,236
Commissions and fees	$—	$1,119		$1,606	$—	$2,725
Commissions and fees—intercompany	(17)	(24)		41	—	—
Principal transactions	(186)	2,394		(392)	—	1,816
Principal transactions—intercompany	(217)	(1,791)		2,008	—	—
Other income	(585)	51		2,305	—	1,771
Other income—intercompany	736	339		(1,075)	—	—
Total non-interest revenues	$(269)	$2,088		$4,493	$—	$6,312
Total revenues, net of interest expense	$2,168	$2,661		$15,619	$(2,900)	$17,548
Provisions for credit losses and for benefits and claims	$—	$—		$1,409	$—	$1,409
Operating expenses
Compensation and benefits	$(16)	$1,202		$4,043	$—	$5,229
Compensation and benefits—intercompany	23	—		(23)	—	—
Other operating	213	412		4,515	—	5,140
Other operating—intercompany	79	322		(401)	—	—
Total operating expenses	$299	$1,936		$8,134	$—	$10,369
Equity in undistributed income of subsidiaries	$1,709	$—		$—	$(1,709)	$—
Income (loss) from continuing operations before income taxes	$3,578	$725		$6,076	$(4,609)	$5,770
Provision (benefit) for income taxes	(420)	157		1,986	—	1,723
Income (loss) from continuing operations	$3,998	$568		$4,090	$(4,609)	$4,047
Loss from discontinued operations, net of taxes	—	—		(23)	—	(23)
Net income (loss) before attribution of noncontrolling interests	$3,998	$568		$4,067	$(4,609)	$4,024
Noncontrolling interests	—	(3)		29	—	26
Net income (loss)	$3,998	$571		$4,038	$(4,609)	$3,998
Comprehensive income
Add: Other comprehensive income (loss)	$511	$58		$1,708	$(1,766)	$511
Total Citigroup comprehensive income (loss)	$4,509	$629		$5,746	$(6,375)	$4,509
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	—	$(50)	$—	$(50)
Add: Net income attributable to noncontrolling interests	—	(3)		29	—	26
Total comprehensive income (loss)	$4,509	$626		$5,725	$(6,375)	$4,485

Condensed Consolidating Statements of Income and Comprehensive Income

	Six Months Ended June 30, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$6,265	$—	$—	$(6,265)	$—
Interest revenue	—	2,431	27,193	—	29,624
Interest revenue—intercompany	1,869	534	(2,403)	—	—
Interest expense	2,354	942	4,306	—	7,602
Interest expense—intercompany	353	1,079	(1,432)	—	—
Net interest revenue	$(838)	$944	$21,916	$—	$22,022
Commissions and fees	$—	$2,534	$3,162	$—	$5,696
Commissions and fees—intercompany	(1)	110	(109)	—	—
Principal transactions	959	2,004	2,621	—	5,584
Principal transactions—intercompany	600	(392)	(208)	—	—
Other income	(1,640)	161	4,198	—	2,719
Other income—intercompany	38	27	(65)	—	—
Total non-interest revenues	$(44)	$4,444	$9,599	$—	$13,999
Total revenues, net of interest expense	$5,383	$5,388	$31,515	$(6,265)	$36,021
Provisions for credit losses and for benefits and claims	$—	$1	$3,378	$—	$3,379
Operating expenses
Compensation and benefits	$(15)	$2,474	$8,538	$—	$10,997
Compensation and benefits—intercompany	51	—	(51)	—	—
Other operating	(316)	849	9,453	—	9,986
Other operating—intercompany	(49)	970	(921)	—	—
Total operating expenses	$(329)	$4,293	$17,019	$—	$20,983
Equity in undistributed income of subsidiaries	$1,770	$—	$—	$(1,770)	$—
Income (loss) from continuing operations before income taxes	$7,482	$1,094	$11,118	$(8,035)	$11,659
Provision (benefit) for income taxes	(480)	476	3,662	—	3,658
Income (loss) from continuing operations	$7,962	$618	$7,456	$(8,035)	$8,001
Income from discontinued operations, net of taxes	—	—	3	—	3
Net income (loss) before attribution of noncontrolling interests	$7,962	$618	$7,459	$(8,035)	$8,004
Noncontrolling interests	—	—	42	—	42
Net income (loss)	$7,962	$618	$7,417	$(8,035)	$7,962
Comprehensive income
Add: Other comprehensive income (loss)	$1,978	$(58)	$(3,876)	$3,934	$1,978
Total Citigroup comprehensive income (loss)	$9,940	$560	$3,541	$(4,101)	$9,940
Add: other comprehensive income attributable to noncontrolling interests	$—	$—	$70	$—	$70
Add: Net income attributable to noncontrolling interests	—	—	42	—	42
Total comprehensive income (loss)	$9,940	$560	$3,653	$(4,101)	$10,052

Condensed Consolidating Statements of Income and Comprehensive Income

	Six Months Ended June 30, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$5,700	$—	$—	$(5,700)	$—
Interest revenue	3	2,397	26,123	—	28,523
Interest revenue—intercompany	1,540	275	(1,815)	—	—
Interest expense	2,164	765	3,131	—	6,060
Interest expense—intercompany	79	845	(924)	—	—
Net interest revenue	$(700)	$1,062	$22,101	$—	$22,463
Commissions and fees	$—	$2,079	$3,109	$—	$5,188
Commissions and fees—intercompany	(19)	(30)	49	—	—
Principal transactions	(395)	2,257	1,794	—	3,656
Principal transactions—intercompany	41	(1,043)	1,002	—	—
Other income	(3,679)	127	7,348	—	3,796
Other income—intercompany	3,996	199	(4,195)	—	—
Total non-interest revenues	$(56)	$3,589	$9,107	$—	$12,640
Total revenues, net of interest expense	$4,944	$4,651	$31,208	$(5,700)	$35,103
Provisions for credit losses and for benefits and claims	$—	$—	$3,454	$—	$3,454
Operating expenses
Compensation and benefits	$(8)	$2,491	$8,302	$—	$10,785
Compensation and benefits—intercompany	26	—	(26)	—	—
Other operating	480	798	8,829	—	10,107
Other operating—intercompany	80	629	(709)	—	—
Total operating expenses	$578	$3,918	$16,396	$—	$20,892
Equity in undistributed income of subsidiaries	$2,653	$—	$—	$(2,653)	$—
Income (loss) from continuing operations before income taxes	$7,019	$733	$11,358	$(8,353)	$10,757
Provision (benefit) for income taxes	(480)	194	3,488	—	3,202
Income (loss) from continuing operations	$7,499	$539	$7,870	$(8,353)	$7,555
Loss from discontinued operations, net of taxes	—	—	(25)	—	(25)
Net income (loss) before attribution of noncontrolling interests	$7,499	$539	$7,845	$(8,353)	$7,530
Noncontrolling interests	—	(1)	32	—	31
Net income (loss)	$7,499	$540	$7,813	$(8,353)	$7,499
Comprehensive income
Add: Other comprehensive income (loss)	$3,244	$105	$1,173	$(1,278)	$3,244
Total Citigroup comprehensive income (loss)	$10,743	$645	$8,986	$(9,631)	$10,743
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(23)	$—	$(23)
Add: Net income attributable to noncontrolling interests	—	(1)	32	—	31
Total comprehensive income (loss)	$10,743	$644	$8,995	$(9,631)	$10,751

Condensed Consolidating Balance Sheet

	June 30, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$793	$20,147	$—	$20,940
Cash and due from banks—intercompany	160	2,843	(3,003)	—	—
Federal funds sold and resale agreements	—	188,379	45,686	—	234,065
Federal funds sold and resale agreements—intercompany	—	15,478	(15,478)	—	—
Trading account assets	11	136,853	122,742	—	259,606
Trading account assets—intercompany	1	1,544	(1,545)	—	—
Investments	26	167	351,517	—	351,710
Loans, net of unearned income	—	891	643,804	—	644,695
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,025)	—	(12,025)
Total loans, net	$—	$891	$631,779	$—	$632,670
Advances to subsidiaries	$132,366	$—	$(132,366)	$—	$—
Investments in subsidiaries	230,077	—	—	(230,077)	—
Other assets (1)	23,712	55,983	285,377	—	365,072
Other assets—intercompany	15,650	48,567	(64,217)	—	—
Total assets	$402,003	$451,498	$1,240,639	$(230,077)	$1,864,063
Liabilities and equity
Deposits	$—	$—	$958,743	$—	$958,743
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	133,308	21,472	—	154,780
Federal funds purchased and securities loaned or sold—intercompany	—	18,993	(18,993)	—	—
Trading account liabilities	—	87,137	49,608	—	136,745
Trading account liabilities—intercompany	67	1,629	(1,696)	—	—
Short-term borrowings	201	3,217	33,101	—	36,519
Short-term borrowings—intercompany	—	57,532	(57,532)	—	—
Long-term debt	147,257	16,710	61,212	—	225,179
Long-term debt—intercompany	—	28,795	(28,795)	—	—
Advances from subsidiaries	20,761	—	(20,761)	—	—
Other liabilities	2,998	60,092	57,900	—	120,990
Other liabilities—intercompany	700	10,733	(11,433)	—	—
Stockholders’ equity	230,019	33,352	197,813	(230,077)	231,107
Total liabilities and equity	$402,003	$451,498	$1,240,639	$(230,077)	$1,864,063

(1)	Other assets for Citigroup parent company at June 30, 2017 included $26.3 billion of placements to Citibank and its branches, of which $23.4 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$870	$22,173	$—	$23,043
Cash and due from banks—intercompany	142	3,820	(3,962)	—	—
Federal funds sold and resale agreements	—	196,236	40,577	—	236,813
Federal funds sold and resale agreements—intercompany	—	12,270	(12,270)	—	—
Trading account assets	6	121,484	122,435	—	243,925
Trading account assets—intercompany	1,173	907	(2,080)	—	—
Investments	173	335	352,796	—	353,304
Loans, net of unearned income	—	575	623,794	—	624,369
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,060)	—	(12,060)
Total loans, net	$—	$575	$611,734	$—	$612,309
Advances to subsidiaries	$143,154	$—	$(143,154)	$—	$—
Investments in subsidiaries	226,279	—	—	(226,279)	—
Other assets(1)	23,734	46,095	252,854	—	322,683
Other assets—intercompany	27,845	38,207	(66,052)	—	—
Total assets	$422,506	$420,799	$1,175,051	$(226,279)	$1,792,077
Liabilities and equity
Deposits	$—	$—	$929,406	$—	$929,406
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	122,320	19,501	—	141,821
Federal funds purchased and securities loaned or sold—intercompany	—	25,417	(25,417)	—	—
Trading account liabilities	—	87,714	51,331	—	139,045
Trading account liabilities—intercompany	1,006	868	(1,874)	—	—
Short-term borrowings	—	1,356	29,345	—	30,701
Short-term borrowings—intercompany	—	35,596	(35,596)	—	—
Long-term debt	147,333	8,128	50,717	—	206,178
Long-term debt—intercompany	—	41,287	(41,287)	—	—
Advances from subsidiaries	41,258	—	(41,258)	—	—
Other liabilities	3,466	57,430	57,887	—	118,783
Other liabilities—intercompany	4,323	7,894	(12,217)	—	—
Stockholders’ equity	225,120	32,789	194,513	(226,279)	226,143
Total liabilities and equity	$422,506	$420,799	$1,175,051	$(226,279)	$1,792,077

(1)	Other assets for Citigroup parent company at December 31, 2016 included $20.7 billion of placements to Citibank and its branches, of which $6.8 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$10,626	$(18,060)	$(14,077)	$—	$(21,511)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(96,925)	$—	$(96,925)
Proceeds from sales of investments	132	—	56,596	—	56,728
Proceeds from maturities of investments	—	—	47,785	—	47,785
Change in deposits with banks	—	10,108	(37,799)	—	(27,691)
Change in loans	—	—	(29,952)	—	(29,952)
Proceeds from sales and securitizations of loans	—	—	6,256	—	6,256
Proceeds from significant disposals	—	—	2,732	—	2,732
Change in federal funds sold and resales	—	4,649	(1,901)	—	2,748
Changes in investments and advances—intercompany	12,132	(5,870)	(6,262)	—	—
Other investing activities	—	—	(1,432)	—	(1,432)
Net cash provided by (used in) investing activities of continuing operations	$12,264	$8,887	$(60,902)	$—	$(39,751)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,504)	$—	$—	$—	$(1,504)
Treasury stock acquired	(3,635)	—	—	—	(3,635)
Proceeds (repayments) from issuance of long-term debt, net	2,964	3,887	9,511	—	16,362
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(3,100)	3,100	—	—
Change in deposits	—	—	29,337	—	29,337
Change in federal funds purchased and repos	—	4,564	8,395	—	12,959
Change in short-term borrowings	201	1,861	3,756	—	5,818
Net change in short-term borrowings and other advances—intercompany	(20,497)	907	19,590	—	—
Other financing activities	(401)	—	—	—	(401)
Net cash provided by (used in) financing activities of continuing operations	$(22,872)	$8,119	$73,689	$—	$58,936
Effect of exchange rate changes on cash and due from banks	$—	$—	$223	$—	$223
Change in cash and due from banks	$18	$(1,054)	$(1,067)	$—	$(2,103)
Cash and due from banks at beginning of period	142	4,690	18,211	—	23,043
Cash and due from banks at end of period	$160	$3,636	$17,144	$—	$20,940
Supplemental disclosure of cash flow information for continuing operations
Cash paid (refund) during the year for income taxes	$679	$152	$1,144	$—	$1,975
Cash paid during the year for interest	119	1,924	5,286	—	7,329
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$3,300	$—	$3,300
Transfers to OREO and other repossessed assets	—	—	58	—	58

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$13,794	$2,380	$4,893	$—	$21,067
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(108,359)	$—	$(108,359)
Proceeds from sales of investments	—	—	66,138	—	66,138
Proceeds from maturities of investments	46	—	33,337	—	33,383
Change in deposits with banks	—	(5,390)	(10,406)	—	(15,796)
Change in loans	—	—	(30,170)	—	(30,170)
Proceeds from sales and securitizations of loans	—	—	7,021	—	7,021
Proceeds from significant disposals	—	—	265	—	265
Change in federal funds sold and resales	—	(4,256)	(4,752)	—	(9,008)
Changes in investments and advances—intercompany	(16,412)	(5,125)	21,537	—	—
Other investing activities	—	—	(987)	—	(987)
Net cash used in investing activities of continuing operations	$(16,366)	$(14,771)	$(26,376)	$—	$(57,513)
Cash flows from financing activities of continuing operations
Dividends paid	$(828)	$—	$—	$—	$(828)
Issuance of preferred stock	2,498	—	—	—	2,498
Treasury stock acquired	(2,634)	—	—	—	(2,634)
Proceeds (repayments) from issuance of long-term debt, net	890	2,512	(3,115)	—	287
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(10,112)	10,112	—	—
Change in deposits	—	—	29,965	—	29,965
Change in federal funds purchased and repos	—	13,550	(2,045)	—	11,505
Change in short-term borrowings	(160)	583	(3,094)	—	(2,671)
Net change in short-term borrowings and other advances—intercompany	3,127	1,855	(4,982)	—	—
Capital contributions from parent	—	5,000	(5,000)	—	—
Other financing activities	(312)	—	—	—	(312)
Net cash provided by financing activities of continuing operations	$2,581	$13,388	$21,841	$—	$37,810
Effect of exchange rate changes on cash and due from banks	$—	$—	$(124)	$—	$(124)
Change in cash and due from banks	$9	$997	$234	$—	$1,240
Cash and due from banks at beginning of period	124	1,995	18,781	—	20,900
Cash and due from banks at end of period	$133	$2,992	$19,015	$—	$22,140
Supplemental disclosure of cash flow information for continuing operations
Cash paid (refund) during the year for income taxes	$(323)	$40	$2,328	$—	$2,045
Cash paid during the year for interest	2,040	1,666	2,020	—	5,726
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$6,000	$—	$6,000
Transfers to OREO and other repossessed assets	—	—	97	—	97

UNREGISTERED SALES OF EQUITY SECURITIES, PURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
April 2017
Open market repurchases(1)	8.9	$59.01	$1,260
Employee transactions(2)	—	—	N/A
May 2017
Open market repurchases(1)	9.8	60.80	661
Employee transactions(2)	—	—	N/A
June 2017
Open market repurchases(1)	10.3	63.72	—
Employee transactions(2)	—	—	N/A
Total for 2Q17 and remaining program balance as of June 30, 2017	29.0	$61.29	$—

(1)
Represents repurchases under the $10.4 billion 2016 common stock repurchase program (2016 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on June 29, 2016. The 2016 Repurchase Program included the additional $1.75 billion increase in the program that was approved by Citigroup’s Board of Directors and announced on November 21, 2016. The 2016 Repurchase Program was part of the planned capital actions included by Citi in its 2016 Comprehensive Capital Analysis and Review (CCAR). Shares repurchased under the 2016 Repurchase Program were added to treasury stock. The 2016 Repurchase Program expired on June 30, 2017. On June 28, 2017, Citigroup announced a $15.6 billion common stock repurchase program during the four quarters beginning in the third quarter of 2017 (2017 Repurchase Program), which was part of the planned capital actions included by Citi as part of its 2017 CCAR. The 2017 Repurchase Program expires on June 30, 2018. Shares repurchased under the 2017 Repurchase Program will be added to treasury stock.

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
On June 28, 2017, Citi announced the Federal Reserve Board did not object to its planned capital actions as part of the 2017 CCAR, which included an increase of Citi’s quarterly common stock dividend to $0.32 per share over the four quarters beginning with the third quarter of 2017 (subject to quarterly approval by the Board of Directors). Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations to its outstanding preferred stock.

For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the
Consolidated Financial Statements in Citi’s 2016 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August, 2017.

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

4.01+
Third Supplemental Indenture dated as of June 26, 2017 among Citigroup Global Markets Holdings Inc., the Company and The Bank of New York Mellon, as trustee, to Indenture dated as of November 13, 2013.

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

101.01+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, filed on August 1, 2017, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

+ Filed herewith.