Form 10-K
period 2017-12-31
CITIGROUP INC
filed 2018-02-23
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2017 was approximately $123.0 billion.
Number of shares of Citigroup Inc. common stock outstanding on January 31, 2018: 2,570,065,748
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on April 24, 2018, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.
Available on the web at www.citigroup.com

FORM 10-K CROSS-REFERENCE INDEX

Item Number		Page

Part I

1.	Business	4–30, 121–125,
128, 153,
303–304

1A.	Risk Factors	56–64

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	303–304

3.	Legal Proceedings—See Note 27 to the Consolidated Financial Statements	283–290

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	136–137, 157–159, 305–306

6.	Selected Financial Data	10–11

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6–32, 66–120

7A.	Quantitative and Qualitative Disclosures About Market Risk	66–120, 154–156, 178–215, 222–275

8.	Financial Statements and Supplementary Data	132–302

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	126–127

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	307–309*

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***

13.	Certain Relationships and Related Transactions and Director Independence	****

14.	Principal Accountant Fees and Services	*****

Part IV

15.	Exhibits and Financial Statement Schedules	310–314

*
For additional information regarding Citigroup’s Directors, see “Corporate Governance,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 24, 2018, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See “Compensation Discussion and Analysis,” “The Personnel and Compensation Committee Report,” “2017 Summary Compensation Table and Compensation Information” and “CEO Pay Ratio”
in the Proxy Statement, incorporated herein by reference.

***	See “About the Annual Meeting,” “Stock Ownership” and “Equity Compensation Plan Information” in the Proxy Statement, incorporated herein by reference.
****
See “Corporate Governance—Director Independence,” “—Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation” and “—Indebtedness” in the Proxy Statement, incorporated herein by reference.

*****	See “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

CITIGROUP’S 2017 ANNUAL REPORT ON FORM 10-K

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
At December 31, 2017, Citi had approximately 209,000 full-time employees, compared to approximately 219,000 full-time employees at December 31, 2016.
Citigroup currently operates, for management reporting purposes, via two primary business segments: Global Consumer Banking and Institutional Clients Group, with the remaining operations in Corporate/Other. For a further description of the business segments and the products and services they provide, see “Citigroup Segments” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.
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

As described above, Citigroup is managed pursuant to two business segments: Global Consumer Banking and Institutional Clients Group, with the remaining operations in Corporate/Other.
The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

(1)	Latin America GCB consists of Citi’s consumer banking business in Mexico.

(2)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(3)	North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

As described further throughout this Executive Summary, Citi reported balanced operating results for full-year 2017, reflecting continued momentum across businesses and geographies, notably many of those where Citi has been making investments.
During 2017, Citi had revenue and loan growth and positive operating leverage as well as operating margin expansion in the Institutional Clients Group (ICG) and every region in Global Consumer Banking (GCB). Citi also continued to demonstrate strong expense discipline, resulting in an operating efficiency ratio of 58% in 2017. Results in 2017 also included an updated estimate for a one-time, non-cash charge of $22.6 billion related to the impact of the Tax Cuts and Jobs Act (Tax Reform), which impacted the tax line within Corporate/Other, as well as the tax lines in North America GCB and ICG (for additional information on this updated estimate, see “Impact of Tax Reform” below).
In 2017, Citi increased the amount of capital returned to shareholders, while each of its key regulatory capital metrics remained strong (see “Capital” below). During the year, Citi returned approximately $17.1 billion in the form of common stock repurchases and dividends and repurchased approximately 214 million common shares as outstanding common shares declined 7% from the prior year.
Going into 2018, while economic sentiment has improved and the macroeconomic environment remains largely positive, there continue to be various economic, political and other risks and uncertainties that could impact Citi’s businesses and future results. For a more detailed discussion of the risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition during 2018, see each respective business’s results of operations, “Risk Factors” and “Managing Global Risk” below. Despite these risks and uncertainties, Citi intends to continue to build on the progress made during 2017 with a focus on further optimizing its performance to benefit shareholders.

2017 Summary Results

Citigroup
Citigroup reported a net loss of $6.8 billion, or $2.98 per share, compared to net income of $14.9 billion, or $4.72 per share, in the prior year. Excluding the impact of Tax Reform, Citigroup net income of $15.8 billion increased 6% compared to the prior year, reflecting higher revenues, partially offset by higher cost of credit, while earnings per share increased 13%, including the impact of a 7% reduction in average shares outstanding. (Citi’s results of operations excluding the impact of Tax Reform are non-GAAP financial measures. Citi believes the presentation of its results of operations excluding the impact of Tax Reform provides a meaningful depiction for investors of the underlying fundamentals of its businesses.) For additional information regarding the impact of Tax Reform, see “Impact of Tax Reform,” “Risk Factors,”

“Significant Accounting Policies and Significant Estimates—Income Taxes” below and Notes 1 and 9 to the Consolidated Financial Statements.
Citigroup revenues of $71.4 billion in 2017 increased 2%, driven by 6% aggregate growth in ICG and GCB, partially offset by a 40% decrease in Corporate/Other, primarily due to the continued wind-down of legacy assets.
Citigroup’s end-of-period loans increased 7% to $667 billion versus the prior-year period. Excluding the impact of foreign currency translation in U.S. dollars for reporting purposes (FX translation), Citigroup’s end-of-period loans grew 5%, as 9% growth in ICG and 4% growth in GCB was partially offset by the continued wind-down of legacy assets in Corporate/Other (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures. Citi believes the presentation of its results of operations excluding the impact of FX translation provides a meaningful depiction for investors of the underlying fundamentals of its businesses). Citigroup’s end-of-period deposits increased 3% to $960 billion versus the prior year. Excluding the impact of FX translation, Citigroup’s deposits were up 1%, as a 2% increase in ICG deposits was partially offset by a decline in Corporate/ Other deposits, and GCB deposits were largely unchanged.

Expenses
Citigroup operating expenses were largely unchanged versus the prior year, as the impact of higher volume-related expenses and ongoing investments were offset by efficiency savings and the wind-down of legacy assets. Year-over-year, ICG operating expenses were up 3% and GCB operating expenses increased 2%, while Corporate/Other operating expenses declined 24%, all versus the prior year.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $7.5 billion increased 7% from the prior year. The increase was mostly driven by a $515 million increase in net credit losses, primarily in North America GCB, partially offset by a lower provision for benefits and claims due to continued legacy asset divestitures within Corporate/Other. The net loan loss reserve build of $266 million compared to a net loan loss reserve build of $217 million in the prior year. The increase was mostly due to volume growth and seasoning, as well as the impact of loan loss reserve builds related to forward-looking net credit loss expectations, all in the North America cards portfolios, partially offset by a higher net reserve release in ICG.
Net credit losses of $7.1 billion increased 8% versus the prior year. Consumer net credit losses increased 11% to
$6.7 billion, mostly reflecting volume growth and seasoning in the North America cards portfolios and the impact of acquiring the Costco portfolio. The increase in consumer net credit losses was partially offset by the continued wind-down of legacy assets in Corporate/Other. Corporate net credit losses decreased 26% to $379 million, largely driven by improvement in the energy sector.
For additional information on Citi’s consumer and corporate credit costs and allowance for loan losses, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 Capital and Tier 1 Capital ratios, on a fully implemented basis, were 12.4% and 14.1% as of December 31, 2017 (based on the Basel III Standardized Approach for determining risk-weighted assets), respectively, compared to 12.6% and 14.2% as of December 31, 2016 (based on the Basel III Advanced Approaches for determining risk-weighted assets). The decline in regulatory capital reflected the return of capital to common shareholders and an approximately $6 billion reduction in Common Equity Tier 1 (CET1) Capital due to the impact of Tax Reform, partially offset by earnings growth. Citigroup’s Supplementary Leverage ratio as of December 31, 2017, on a fully implemented basis, was 6.7%, compared to 7.2% as of December 31, 2016. For additional information on Citi’s capital ratios and related components, including the impact of Tax Reform on its capital ratios, see “Capital Resources” below.

Global Consumer Banking
GCB net income decreased 21%. Excluding the impact of Tax Reform, GCB net income decreased 6%, as higher revenues were more than offset by higher expenses and higher cost of credit. Operating expenses were $17.8 billion, up 2%, as higher volume-related expenses and continued investments were partially offset by efficiency savings.
GCB revenues of $32.7 billion increased 4% versus the prior year, driven by growth across all regions. North America GCB revenues increased 3% to $20.3 billion, driven by higher revenues across all businesses. Citi-branded cards revenues of $8.6 billion were up 5% versus the prior year, mostly reflecting the addition of the Costco portfolio as well as modest growth in interest-earning balances, partially offset by the continued run-off of non-core portfolios as well as a higher cost to fund growth in transactor and promotional balances, given higher interest rates. Citi retail services revenues of $6.4 billion increased 1% versus the prior year, as continued loan growth was partially offset by the impact of the renewal and extension of certain partnerships, as well as the absence of gains on sales of two cards portfolios in 2016. Retail banking revenues increased 1% from the prior year to $5.3 billion. Excluding mortgage revenues, retail banking revenues of $4.5 billion were up 9% from the prior year, driven by continued growth in loans and assets under management, as well as a benefit from higher interest rates.
North America GCB average deposits of $184 billion increased 1% year-over-year, average retail loans of $56 billion grew 3% and assets under management of $60 billion grew 14%. Average Citi-branded card loans of $85 billion increased 15%, while Citi-branded card purchase sales of $320 billion increased 28% versus the prior year. Average Citi retail services loans of $46 billion increased 4% versus the prior year, while retail services purchase sales of $81 billion were up 2%. For additional information on the results of operations of North America GCB for 2017, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) increased 6% versus the prior year to $12.4 billion. Excluding the impact of FX translation, international GCB revenues increased 5% versus the prior year. Latin America GCB revenues increased 6% versus the prior year, driven by growth in loans and deposits, as well as improved deposit spreads. Asia GCB revenues increased 5% (4% excluding modest gains on the sales of merchant acquiring businesses in the second and fourth quarters of 2017) versus the prior year, primarily reflecting an increase in cards revenues and wealth management revenues, partially offset by lower retail lending revenues. For additional information on the results of operations of Latin America GCB and Asia GCB for 2017, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, international GCB average deposits of $122 billion increased 5%, average retail loans of $87 billion were largely unchanged, assets under management of $101 billion increased 14%, average card loans of $24 billion increased 5% and card purchase sales of $98 billion increased 7%, all excluding the impact of FX translation.

Institutional Clients Group
ICG net income decreased 5%. Excluding the impact of Tax Reform, ICG net income increased 16%, driven by higher revenues and a small benefit to cost of credit (compared to a $486 million cost of credit in the prior year), partially offset by higher operating expenses. ICG operating expenses increased 3% to $19.6 billion, as higher compensation, investments and volume-related expenses were partially offset by efficiency savings.
ICG revenues were $35.7 billion in 2017, up 7% from the prior year, primarily driven by a 16% increase in Banking revenues. Markets and securities services were largely unchanged versus the prior year. The increase in Banking revenues included the impact of $133 million of losses on loan hedges within corporate lending, compared to losses of $594 million in the prior year.
Banking revenues of $18.7 billion (excluding the impact of losses on loan hedges within corporate lending) increased 12%, driven by solid growth across all products. Investment banking revenues of $5.2 billion increased 20% versus the prior year, reflecting wallet share gains across all products. Advisory revenues increased 11% to $1.1 billion, equity underwriting revenues increased 68% to $1.1 billion and debt underwriting revenues increased 13% to $3.0 billion, all versus the prior year.
Private bank revenues increased 14% from the prior year, driven by growth in clients, loans, investments and deposits, as well as improved spreads. Corporate lending revenues increased 59% to $1.8 billion. Excluding the impact of losses on loan hedges, corporate lending revenues increased 12% versus the prior year, primarily driven by lower hedging costs, as well as the prior-year adjustment to the residual value of a lease financing. Treasury and trade solutions revenues of $8.5 billion increased 7% versus the prior year, reflecting volume growth and improved spreads, with balanced growth across net interest and fee income.
Markets and securities services revenues of $17.1 billion were largely unchanged from the prior year, as a decline in fixed income markets and equity markets revenues was offset by an increase in securities services revenues as well as a $580 million gain on the sale of a fixed income analytics business. Fixed income markets revenues of $12.1 billion decreased 6% from the prior year, reflecting low volatility, as well as the comparison to higher revenues from a more robust trading environment in the prior year following the vote in the U.K. in favor of its withdrawal from the European Union, as well as the U.S. election. Equity markets revenues of $2.7 billion decreased 2% from the prior year, driven by an episodic loss in derivatives of roughly $130 million related to a single client event. Excluding this item, equity markets revenues increased 2% from the prior year, driven by growth in client balances and higher investor client revenue. Securities services revenues of $2.3 billion increased 8%, driven by growth in client volumes and higher interest revenue. For additional information on the results of operations of ICG for 2017, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net loss was $19.7 billion in 2017, compared to net income of $498 million in the prior year. Excluding the impact of Tax Reform, Corporate/Other net income declined 69% to $153 million, reflecting lower revenues, partially offset by lower operating expenses and lower cost of credit. Operating expenses of $3.8 billion declined 24% from the prior-year period, reflecting the wind-down of legacy assets and lower legal expenses.
Corporate/Other revenues were $3.1 billion, down 40% from the prior year, primarily reflecting the wind-down of legacy assets as well as the absence of gains related to debt buybacks in 2016.
Corporate/Other end-of-period assets of $77 billion decreased 25% from the prior year, reflecting the continued wind-down of legacy assets as well as the impact of Tax Reform, which reduced assets by approximately $20 billion. For additional information on the results of operations of Corporate/Other for 2017, see “Corporate/Other” below.

Impact of Tax Reform
Citi’s full-year 2017 results included the updated estimate for a one-time, non-cash charge of $22.6 billion, recorded within Corporate/Other, North America GCB and ICG related to the enactment of Tax Reform, which was signed into law on December 22, 2017. This updated estimate resulted in a downward adjustment to fourth-quarter and full-year 2017 financial results, as well as changes in the segments where the impact was recorded (previously, the entire charge was recorded in Corporate/Other), from those reported on January 16, 2018, by an aggregate of $594 million due to refinements of original estimates. The approximate $6 billion reduction in CET1 Capital due to the impact of Tax Reform was unchanged.
This charge was composed of a $12.4 billion remeasurement of Citi’s deferred tax assets (DTAs) due to the reduction to the U.S. corporate tax rate and the change to a quasi-territorial tax system (see “Significant Accounting Policies and Estimates—Income Taxes” below), a $7.9 billion valuation allowance against Citi’s foreign tax credit (FTC) carry-forwards and its U.S. residual DTAs related to its non-U.S. branches, and a $2.3 billion reduction in Citi’s FTC carry-forwards related to the deemed repatriation of undistributed earnings of non-U.S. subsidiaries.
The financial results in the table below disclose the as-reported GAAP results for 2017 and 2016, the impact of Tax Reform and the 2017 adjusted results excluding the impact of Tax Reform. The charge related to Tax Reform is reflected in Citi’s results throughout this Annual Report on Form 10-K, unless otherwise noted.
The final impact of Tax Reform may differ from the estimate due to, among other things, changes in assumptions made by Citigroup and additional guidance that may be issued by the U.S. Department of the Treasury. For more information on possible changes to the estimated impact related to Tax Reform, see “Risk Factors—Strategic Risks” below and Notes 1 and 9 to the Consolidated Financial Statements.

In millions of dollars, except per share amounts, and as otherwise noted	2017 as reported	Impact of Tax Reform		2017 adjusted results(1)	2016 as reported	2017 Ex-Tax Reform increase/(decrease) vs. 2016
						$ Change	% Change
Net income (loss)	$(6,798)	$(22,594)		$15,796	$14,912	$884	6%
Diluted earnings per share:
Income (loss) from continuing operations	(2.94)	(8.31)		5.37	4.74	0.63	13
Net income (loss)	(2.98)	(8.31)		5.33	4.72	0.61	13
Effective tax rate	129.1%	(9,930)	bps	29.8%	30.0%		(20)	bps
Global Consumer Banking—Net income	$3,884	$(750)		$4,634	$4,947	$(313)	(6)%
North America GCB—Net income	2,044	(750)		2,794	3,240	(446)	(14)
Institutional Clients Group—Net income	9,009	(2,000)		11,009	9,467	1,542	16
Corporate/Other—Net income (loss)	(19,691)	(19,844)		153	498	(345)	(69)

Performance and other metrics:
Return on average assets	(0.36)%	(120)	bps	0.84%	0.82%		2	bps
Return on average common stockholders’ equity	(3.9)	(1,090)		7.0	6.6		40
Return on average total stockholders’ equity	(3.0)	(1,000)		7.0	6.5		50
Return on average tangible common equity	(4.6)	(1,270)		8.1	7.6		50
Dividend payout ratio	(32.2)	(5,020)		18.0	8.9		910
Total payout ratio	(213.9)	(33,140)		117.5	77.1		404

(1) Excludes the impact of Tax Reform.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per-share amounts and ratios	2017	2016	2015	2014	2013
Net interest revenue	$44,687	$45,104	$46,630	$47,993	$46,793
Non-interest revenue	26,762	24,771	29,724	29,226	29,931
Revenues, net of interest expense	$71,449	$69,875	$76,354	$77,219	$76,724
Operating expenses	41,237	41,416	43,615	55,051	48,408
Provisions for credit losses and for benefits and claims	7,451	6,982	7,913	7,467	8,514
Income from continuing operations before income taxes	$22,761	$21,477	$24,826	$14,701	$19,802
Income taxes(1)	29,388	6,444	7,440	7,197	6,186
Income (loss) from continuing operations	$(6,627)	$15,033	$17,386	$7,504	$13,616
Income (loss) from discontinued operations, net of taxes(2)	(111)	(58)	(54)	(2)	270
Net income (loss) before attribution of noncontrolling interests	$(6,738)	$14,975	$17,332	$7,502	$13,886
Net income attributable to noncontrolling interests	60	63	90	192	227
Citigroup’s net income (loss)(1)	$(6,798)	$14,912	$17,242	$7,310	$13,659
Less:
Preferred dividends—Basic	$1,213	$1,077	$769	$511	$194
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	37	195	224	111	263
Income (loss) allocated to unrestricted common shareholders for basic EPS	$(8,048)	$13,640	$16,249	$6,688	$13,202
Add: Other adjustments to income	—	—	—	1	1
Income (loss) allocated to unrestricted common shareholders for diluted EPS	$(8,048)	$13,640	$16,249	$6,689	$13,203
Earnings per share
Basic
Income (loss) from continuing operations	$(2.94)	$4.74	$5.43	$2.21	$4.26
Net income (loss)	(2.98)	4.72	5.41	2.21	4.35
Diluted
Income (loss) from continuing operations	$(2.94)	$4.74	$5.42	$2.20	$4.25
Net income (loss)	(2.98)	4.72	5.40	2.20	4.34
Dividends declared per common share	0.96	0.42	0.16	0.04	0.04

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

	Citigroup Inc. and Consolidated Subsidiaries
In millions of dollars, except per-share amounts, ratios and direct staff	2017	2016	2015	2014	2013
At December 31:
Total assets	$1,842,465	$1,792,077	$1,731,210	$1,842,181	$1,880,035
Total deposits	959,822	929,406	907,887	899,332	968,273
Long-term debt	236,709	206,178	201,275	223,080	221,116
Citigroup common stockholders’ equity	181,487	205,867	205,139	199,717	197,254
Total Citigroup stockholders’ equity	200,740	225,120	221,857	210,185	203,992
Direct staff (in thousands)	209	219	231	241	251
Performance metrics
Return on average assets	(0.36)%	0.82%	0.95%	0.39%	0.73%
Return on average common stockholders’ equity(3)	(3.9)	6.6	8.1	3.4	7.0
Return on average total stockholders’ equity(3)	(3.0)	6.5	7.9	3.5	6.9
Efficiency ratio (total operating expenses/total revenues)	58	59	57	71	63
Basel III ratios—full implementation
Common Equity Tier 1 Capital(4)	12.36%	12.57%	12.07%	10.57%	10.57%
Tier 1 Capital(4)	14.06	14.24	13.49	11.45	11.23
Total Capital(4)	16.30	16.24	15.30	12.80	12.64
Supplementary Leverage ratio(5)	6.68	7.22	7.08	5.94	5.42
Citigroup common stockholders’ equity to assets	9.85%	11.49%	11.85%	10.84%	10.49%
Total Citigroup stockholders’ equity to assets	10.90	12.56	12.82	11.41	10.85
Dividend payout ratio(6)	NM	8.9	3.0	1.8	0.9
Total payout ratio(7)	NM	77.1	36.0	19.9	7.1
Book value per common share	$70.62	$74.26	$69.46	$66.05	$65.12
Tangible book value (TBV) per share(8)	60.16	64.57	60.61	56.71	55.19
Ratio of earnings to fixed charges and preferred stock dividends	2.26x	2.54x	2.89x	2.00x	2.18x

(1)	2017 includes the impact of Tax Reform. See “Impact of Tax Reform” above.

(2)	See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

(3)
The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.

(4)
Citi’s regulatory capital ratios reflect full implementation of the U.S. Basel III rules. As of December 31, 2017, Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework. For all prior periods presented, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(5)	Citi’s Supplementary Leverage ratio reflects full implementation of the U.S. Basel III rules.
(6) Dividends declared per common share as a percentage of net income per diluted share.

(7)
Total common dividends declared plus common stock repurchases as a percentage of net income available to common shareholders. See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 10 to the Consolidated Financial Statements and “Equity Security Repurchases” below for the component details.

(8) For information on TBV, see “Capital Resources—Tangible Common Equity, Tangible Book Value Per Share, Book Value Per Share and Returns on Equity” below.
NM Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

In millions of dollars	2017(1)	2016	2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Income (loss) from continuing operations
Global Consumer Banking
North America	$2,043	$3,238	$4,188	(37)%	(23)%
Latin America	590	633	826	(7)	(23)
Asia(2)	1,260	1,083	1,200	16	(10)
Total	$3,893	$4,954	$6,214	(21)%	(20)%
Institutional Clients Group
North America	$2,449	$3,495	$3,316	(30)%	5%
EMEA	2,804	2,365	2,230	19	6
Latin America	1,513	1,454	1,351	4	8
Asia	2,300	2,211	2,213	4	—
Total	$9,066	$9,525	$9,110	(5)%	5%
Corporate/Other	$(19,586)	$554	$2,062	NM	(73)%
Income (loss) from continuing operations	$(6,627)	$15,033	$17,386	NM	(14)%
Discontinued operations	$(111)	$(58)	$(54)	(91)%	(7)%
Net income (loss) attributable to noncontrolling interests	60	63	90	(5)	(30)
Citigroup’s net income (loss)	$(6,798)	$14,912	$17,242	NM	(14)%

(1)	2017 includes the impact of Tax Reform. See “Impact of Tax Reform” above.
(2) Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

In millions of dollars	2017	2016	2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Global Consumer Banking
North America	$20,262	$19,759	$19,515	3%	1%
Latin America	5,152	4,922	5,722	5	(14)
Asia(1)	7,283	6,838	7,014	7	(3)
Total	$32,697	$31,519	$32,251	4%	(2)%
Institutional Clients Group
North America	$13,636	$12,513	$12,698	9%	(1)%
EMEA	10,692	9,855	9,788	8	1
Latin America	4,216	3,977	3,944	6	1
Asia	7,123	6,882	6,902	4	—
Total	$35,667	$33,227	$33,332	7%	—%
Corporate/Other	$3,085	$5,129	$10,771	(40)%	(52)%
Total Citigroup net revenues	$71,449	$69,875	$76,354	2%	(8)%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$11,446	$65,916	$103,154	$—	$180,516
Federal funds sold and securities borrowed or purchased under agreements to resell	242	231,806	430	—	232,478
Trading account assets	5,885	243,916	1,755	—	251,556
Investments	10,786	109,231	232,273	—	352,290
Loans, net of unearned income and
allowance for loan losses	301,729	330,826	22,124	—	654,679
Other assets	38,037	96,266	36,643	—	170,946
Liquidity assets(4)	60,755	258,342	(319,097)	—	—
Total assets	$428,880	$1,336,303	$77,282	$—	$1,842,465
Liabilities and equity
Total deposits	$307,244	$639,487	$13,091	$—	$959,822
Federal funds purchased and securities loaned or sold under agreements to repurchase	4,705	151,563	9	—	156,277
Trading account liabilities	20	123,933	94	—	124,047
Short-term borrowings	576	20,075	23,801	—	44,452
Long-term debt(3)	2,143	35,297	47,106	152,163	236,709
Other liabilities	19,745	80,383	19,358	—	119,486
Net inter-segment funding (lending)(3)	94,447	285,565	(27,109)	(352,903)	—
Total liabilities	$428,880	$1,336,303	$76,350	$(200,740)	$1,640,793
Total equity(5)	—	—	932	200,740	201,672
Total liabilities and equity	$428,880	$1,336,303	$77,282	$—	$1,842,465

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of December 31, 2017. The respective segment information depicts the assets and liabilities managed by each segment as of such date.

(2)
Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within Corporate/Other. The impact of Tax Reform is included in North America GCB, ICG and Corporate/Other.

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

This page intentionally left blank.

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,451 branches in 19 countries and jurisdictions as of December 31, 2017. At December 31, 2017, GCB had approximately $429 billion in assets and $307 billion in deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

In millions of dollars except as otherwise noted	2017	2016	2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Net interest revenue	$27,187	$26,025	$25,752	4%	1%
Non-interest revenue	5,510	5,494	6,499	—	(15)
Total revenues, net of interest expense	$32,697	$31,519	$32,251	4%	(2)%
Total operating expenses	$17,843	$17,483	$17,199	2%	2%
Net credit losses	$6,562	$5,610	$5,752	17%	(2)%
Credit reserve build (release)	965	708	(395)	36	NM
Provision (release) for unfunded lending commitments	(2)	3	4	NM	(25)
Provision for benefits and claims	116	106	108	9	(2)
Provisions for credit losses and for benefits and claims	$7,641	$6,427	$5,469	19%	18%
Income from continuing operations before taxes	$7,213	$7,609	$9,583	(5)%	(21)%
Income taxes	3,320	2,655	3,369	25	(21)
Income from continuing operations	$3,893	$4,954	$6,214	(21)%	(20)%
Noncontrolling interests	$9	$7	$10	29%	(30)%
Net income	$3,884	$4,947	$6,204	(21)%	(20)%
Balance Sheet data (in billions of dollars)
Total EOP assets	$429	$412	$381	4%	8%
Average assets	418	396	378	6	5
Return on average assets	0.93%	1.25%	1.64%
Efficiency ratio	55	55	53
Average deposits	$306	$298	$295	3	1
Net credit losses as a percentage of average loans	2.21%	2.01%	2.12%
Revenue by business
Retail banking	$13,378	$12,916	$13,654	4%	(5)%
Cards(1)	19,319	18,603	18,597	4	—
Total	$32,697	$31,519	$32,251	4%	(2)%
Income from continuing operations by business
Retail banking	$1,673	$1,566	$1,875	7%	(16)%
Cards(1)	2,220	3,388	4,339	(34)	(22)
Total	$3,893	$4,954	$6,214	(21)%	(20)%
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$32,697	$31,519	$32,251	4%	(2)%
Impact of FX translation(2)	—	66	(924)
Total revenues—ex-FX(3)	$32,697	$31,585	$31,327	4%	1%
Total operating expenses—as reported	$17,843	$17,483	$17,199	2%	2%
Impact of FX translation(2)	—	54	(401)
Total operating expenses—ex-FX(3)	$17,843	$17,537	$16,798	2%	4%
Total provisions for LLR & PBC—as reported	$7,641	$6,427	$5,469	19%	18%
Impact of FX translation(2)	—	(1)	(214)
Total provisions for LLR & PBC—ex-FX(3)	$7,641	$6,426	$5,255	19%	22%
Net income—as reported	$3,884	$4,947	$6,204	(21)%	(20)%
Impact of FX translation(2)	—	7	(236)
Net income—ex-FX(3)	$3,884	$4,954	$5,968	(22)%	(17)%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the 2017 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional retail banking, including commercial banking, Citi-branded cards products and Citi retail services card products to retail customers and small to mid-size businesses, as applicable, in the U.S. North America GCB’s U.S. cards product portfolio includes its proprietary portfolio (including the Citi Double Cash, Thank You and Value cards) and co-branded cards (including, among others, American Airlines and Costco) within Citi-branded cards as well as its co-brand and private label relationships (including, among others, Sears, The Home Depot, Best Buy and Macy’s) within Citi retail services.
As previously announced, the Hilton Honors co-brand credit card partnership with Citi was scheduled to terminate as of year-end 2017. On October 23, 2017, Citi signed an agreement to sell the Hilton credit card portfolio (approximately $1.1 billion in outstanding loan balances in Citi-branded cards as of December 31, 2017) to American Express. In connection with the sale agreement, the existing partnership was extended through the closing date. The sale was completed on January 30, 2018, resulting in a pretax gain of approximately $150 million, which approximates one year of revenues from the portfolio. The sale will impact North America GCB’s quarterly comparisons in 2018.
As of December 31, 2017, North America GCB’s 694 retail bank branches are concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of December 31, 2017, North America GCB had approximately 9.2 million retail banking customer accounts, $56.0 billion in retail banking loans and $182.5 billion in deposits. In addition, North America GCB had approximately 121 million Citi-branded and Citi retail services credit card accounts with $139.7 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted	2017	2016	2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Net interest revenue	$18,881	$18,131	$17,409	4%	4%
Non-interest revenue	1,381	1,628	2,106	(15)	(23)
Total revenues, net of interest expense	$20,262	$19,759	$19,515	3%	1%
Total operating expenses	$10,160	$10,058	$9,369	1%	7%
Net credit losses	$4,796	$3,919	$3,751	22%	4%
Credit reserve build (release)	869	653	(339)	33	NM
Provision for unfunded lending commitments	4	6	8	(33)	(25)
Provision for benefits and claims	33	34	39	(3)	(13)
Provisions for credit losses and for benefits and claims	$5,702	$4,612	$3,459	24%	33%
Income from continuing operations before taxes	$4,400	$5,089	$6,687	(14)%	(24)%
Income taxes	2,357	1,851	2,499	27	(26)
Income from continuing operations	$2,043	$3,238	$4,188	(37)%	(23)%
Noncontrolling interests	(1)	(2)	3	50	NM
Net income	$2,044	$3,240	$4,185	(37)%	(23)%
Balance Sheet data (in billions of dollars)
Average assets	$248	$228	$208	9%	10%
Return on average assets	0.82%	1.42%	2.01%
Efficiency ratio	50	51	48
Average deposits	$184.4	$183.2	$180.7	1	1
Net credit losses as a percentage of average loans	2.58%	2.29%	2.39%
Revenue by business
Retail banking	$5,257	$5,222	$5,312	1%	(2)%
Citi-branded cards	8,578	8,150	7,781	5	5
Citi retail services	6,427	6,387	6,422	1	(1)
Total	$20,262	$19,759	$19,515	3%	1%
Income from continuing operations by business
Retail banking	$455	$533	$616	(15)%	(13)%
Citi-branded cards	1,019	1,441	2,057	(29)	(30)
Citi retail services	569	1,264	1,515	(55)	(17)
Total	$2,043	$3,238	$4,188	(37)%	(23)%

NM Not meaningful

2017 vs. 2016
Net income decreased 37% and was impacted by an estimated $750 million non-cash charge recorded in the tax line due to the impact of Tax Reform (for additional information, see “Impact of Tax Reform” above). Excluding the impact of Tax Reform, net income decreased 14% due to higher cost of credit and slightly higher expenses, partially offset by higher revenues.
Revenues increased 3%, driven by higher revenues across all businesses.
Retail banking revenues increased 1%. Excluding the decline in mortgage revenues (down of 32%), retail banking revenues were up 9%, driven by growth in checking deposits, continued growth in loans (average loans up 3%) and assets under management (up 14%) and increased commercial banking activity, as well as a benefit from higher interest rates. The decline in mortgage revenues was driven by lower origination activity and higher cost of funds, reflecting the higher interest rate environment, as well as the impact of the previously announced sale of a portion of Citi’s mortgage servicing rights.
Cards revenues increased 3%. In Citi-branded cards, revenues increased 5%, primarily reflecting the acquisition of the Costco portfolio (completed June 17, 2016), as well as modest growth in interest-earning balances, partially offset by the continued run-off of non-core portfolios and the higher cost to fund growth in transactor and promotional balances, given the higher interest rates. Average loans grew 15% and purchase sales grew 28%. North America GCB expects that additional terms in certain partnership contracts that go into effect in 2018 will negatively impact Citi-branded cards revenues going forward.
Citi retail services revenues increased 1%, as continued loan growth was partially offset by the impact of the previously disclosed renewal and extension of certain partnerships within the portfolio, as well as the absence of gains on sales of two cards portfolios in 2016. Average loans grew 4% and purchase sales grew 2%.
Expenses increased 1%, driven by the addition of the Costco portfolio, higher volume-related expenses and investments, partially offset by efficiency savings. Also included in expenses is an $80 million provision for remediation costs related to a Credit Card Accountability Responsibility and Disclosure Act (CARD Act) matter (for additional information, see “Corporate/Other” below and Note 27 to the Consolidated Financial Statements).
Provisions increased 24% from the prior year, driven by higher net credit losses and a higher net loan loss reserve build.
Net credit losses increased 22% to $4.8 billion, largely driven by higher net credit losses in Citi-branded cards (up 28% to $2.4 billion) and Citi retail services (up 19% to $2.2 billion). The increase in net credit losses primarily reflected volume growth and seasoning in both cards portfolios, as well as the impact of acquiring the Costco portfolio in Citi-branded cards.
The net loan loss reserve build in 2017 was $873 million (compared to a build of $659 million in the prior year), driven by volume growth and seasoning in both cards portfolios, as well as the increase in net flow rates in later delinquency buckets leading to higher inherent credit loss expectations, primarily in Citi retail services.
For additional information on North America GCB’s retail banking portfolios, including commercial banking, and its Citi-branded cards and Citi retail services portfolios, see “Credit Risk—Consumer Credit” below.

2016 vs. 2015
Net income decreased by 23% due to significantly higher cost of credit and higher expenses, partially offset by higher revenues.
Revenues increased 1%, reflecting higher revenues in Citi-branded cards, partially offset by lower revenues in retail banking and Citi retail services. Retail banking revenues decreased 2%. Excluding the previously disclosed $110 million gain on sale of branches in Texas in the first quarter of 2015, retail banking revenues were largely unchanged, as lower mortgage revenues were offset by continued volume growth, including growth in average loans (9%) and average checking deposits (9%).
Cards revenues increased 2%. In Citi-branded cards, revenues increased 5%, primarily reflecting the acquisition of the Costco portfolio as well as volume growth, partially offset by higher investment-related acquisition and rewards costs and the impact of higher promotional balances. Citi retail services revenues decreased 1%, as the impact of the renewal and extension of several partnerships within the portfolio as well as the absence of revenues from portfolio exits were partially offset by modest growth in average loans.
Expenses increased 7%, primarily due to the Costco acquisition, continued investment spending, volume growth, higher repositioning charges and regulatory and compliance costs, partially offset by ongoing efficiency savings and lower legal and related costs.
Provisions increased 33%, driven by a net loan loss reserve build, compared to a loan loss reserve release in the prior year, and higher net credit losses. The net loan loss reserve build mostly reflected reserve builds in the cards portfolios and was primarily driven by the impact of the acquisition of the Costco portfolio, as well as volume growth and seasoning of the portfolios and the absence of nearly $400 million of reserve releases in 2015 as credit normalized. The reserve build was also due to the estimated impact of proposed regulatory guidelines on third-party debt collections.
The increase in net credit losses was driven by increases in cards and retail banking. In retail banking, net credit losses grew 37%, primarily due to an increase related to Citi’s energy and energy-related exposures within the commercial banking portfolio, which was largely offset by releases of previously established loan loss reserves. In Citi-branded cards, net credit losses increased 1%, driven by volume growth, including the impact of Costco beginning in the fourth quarter of 2016, seasoning and the impact of the regulatory changes on collections. In Citi retail services, net credit losses increased 6%, primarily due to portfolio growth and seasoning and the impact of the regulatory changes on collections.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses in Mexico through Citibanamex, one of Mexico’s largest banks.
At December 31, 2017, Latin America GCB had 1,479 retail branches in Mexico, with approximately 27.7 million retail banking customer accounts, $19.9 billion in retail banking loans and $27.1 billion in deposits. In addition, the business had approximately 5.6 million Citi-branded card accounts with $5.4 billion in outstanding loan balances.
On November 27, 2017, Citi entered into an agreement to sell its Mexico asset management business reported within Latin America GCB. For additional information on this sale, see Note 2 to the Consolidated Financial Statements.

In millions of dollars, except as otherwise noted	2017	2016	2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Net interest revenue	$3,638	$3,431	$3,849	6%	(11)%
Non-interest revenue	1,514	1,491	1,873	2	(20)
Total revenues, net of interest expense	$5,152	$4,922	$5,722	5%	(14)%
Total operating expenses	$2,920	$2,838	$3,251	3%	(13)%
Net credit losses	$1,117	$1,040	$1,280	7%	(19)%
Credit reserve build (release)	125	83	33	51	NM
Provision (release) for unfunded lending commitments	(1)	1	(2)	NM	NM
Provision for benefits and claims	83	72	69	15	4
Provisions for credit losses and for benefits and claims (LLR & PBC)	$1,324	$1,196	$1,380	11%	(13)%
Income from continuing operations before taxes	$908	$888	$1,091	2%	(19)%
Income taxes	318	255	265	25	(4)
Income from continuing operations	$590	$633	$826	(7)%	(23)%
Noncontrolling interests	5	5	3	—	67
Net income	$585	$628	$823	(7)%	(24)%
Balance Sheet data (in billions of dollars)
Average assets	$45	$49	$53	(8)%	(8)%
Return on average assets	1.30%	1.28%	1.55%
Efficiency ratio	57	58	57
Average deposits	$27.4	$25.7	$26.7	7	(4)
Net credit losses as a percentage of average loans	4.42%	4.32%	4.87%
Revenue by business
Retail banking	$3,690	$3,447	$3,933	7%	(12)%
Citi-branded cards	1,462	1,475	1,789	(1)	(18)
Total	$5,152	$4,922	$5,722	5%	(14)%
Income from continuing operations by business
Retail banking	$410	$355	$520	15%	(32)%
Citi-branded cards	180	278	306	(35)	(9)
Total	$590	$633	$826	(7)%	(23)%
FX translation impact
Total revenues—as reported	$5,152	$4,922	$5,722	5%	(14)%
Impact of FX translation(1)	—	(45)	(906)
Total revenues—ex-FX(2)	$5,152	$4,877	$4,816	6%	1%
Total operating expenses—as reported	$2,920	$2,838	$3,251	3%	(13)%
Impact of FX translation(1)	—	(21)	(376)
Total operating expenses—ex-FX(2)	$2,920	$2,817	$2,875	4%	(2)%
Provisions for LLR & PBC—as reported	$1,324	$1,196	$1,380	11%	(13)%
Impact of FX translation(1)	—	(10)	(211)
Provisions for LLR & PBC—ex-FX(2)	$1,324	$1,186	$1,169	12%	1%
Net income—as reported	$585	$628	$823	(7)%	(24)%
Impact of FX translation(1)	—	(10)	(244)
Net income—ex-FX(2)	$585	$618	$579	(5)%	7%

(1)	Reflects the impact of FX translation into U.S. dollars at the 2017 average exchange rates for all periods presented.

(2)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

NM Not meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2017 vs. 2016
Net income decreased 5%, primarily driven by higher credit costs and expenses, partially offset by higher revenues.
Revenues increased 6%, driven by higher revenues in
retail banking.
Retail banking revenues increased 8%, reflecting continued growth in volumes, including an increase in average deposits (8%), average loans (6%), reflecting growth across most portfolios, an increase in assets under management (6%), as well as improved deposit spreads, driven by higher interest rates. Cards revenues were largely unchanged, as continued improvement in full-rate revolving loans in the second half of 2017 was offset by a higher cost to fund non-revolving loans. Purchase sales grew 8% and average card loans grew 5%.
Expenses increased 4%, as ongoing investment spending and business growth were partially offset by efficiency savings. Citi continues to execute on its investment plans for Citibanamex (totaling more than $1 billion through 2020), including initiatives to modernize the branch network, enhance digital capabilities and upgrade core operating platforms.
Provisions increased 12%, primarily driven by higher net credit losses (8%) and a $42 million increase in the net loan loss reserve build, largely reflecting volume growth and seasoning. The increase in the loan loss reserve build was also driven by a Mexico earthquake-related loan loss reserve build in the third quarter of 2017 (approximately $25 million).
For additional information on Latin America GCB’s retail banking portfolios, including commercial banking, and its Citi-branded cards portfolio, see “Credit Risk—Consumer Credit” below.
For additional information on potential macroeconomic
and geopolitical challenges and other risks facing Latin
America GCB, see “Risk Factors—Strategic Risks” below.

2016 vs. 2015
Net income increased 7%, driven by higher revenues and lower expenses, partially offset by higher credit costs.
Revenues increased 1%, driven by overall volume growth, largely offset by the absence of a $160 million gain on sale related to the sale of the merchant acquiring business in Mexico in 2015. Excluding this gain, revenues increased 5%, primarily due to higher revenues in retail banking, partially offset by lower revenues in cards. Retail banking revenues increased 3%. Excluding the gain on sale related to the merchant acquiring business, revenues increased 9%, driven by volume growth. Cards revenues decreased 4%, driven by the impact of higher payment rates, partially offset by increased purchase sales.
Expenses decreased 2%, as lower legal and related expenses, the impact of business divestitures and ongoing efficiency savings were partially offset by higher repositioning charges and ongoing investment spending.
Provisions increased 1%, driven by a higher net loan loss reserve build, partially offset by lower net credit losses. The net loan loss reserve build increased $56 million, largely due to volume growth. Net credit losses decreased 5%, largely reflecting continued lower net credit losses in the cards portfolio, partially offset by higher net credit losses in the personal loan portfolio.

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses, as applicable. As of December 31, 2017, Citi’s most significant revenues in the region were from Singapore, Hong Kong, Korea, Australia, India, Taiwan, Indonesia, Philippines, Thailand and Malaysia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily in Poland, Russia and the United Arab Emirates.
At December 31, 2017, on a combined basis, the businesses had 278 retail branches, approximately 16.0 million retail banking customer accounts, $70.0 billion in retail banking loans and $97.7 billion in deposits. In addition, the businesses had approximately 16.4 million Citi-branded card accounts with $19.8 billion in outstanding loan balances.

In millions of dollars, except as otherwise noted(1)	2017	2016	2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Net interest revenue	$4,668	$4,463	$4,494	5%	(1)%
Non-interest revenue	2,615	2,375	2,520	10	(6)
Total revenues, net of interest expense	$7,283	$6,838	$7,014	7%	(3)%
Total operating expenses	$4,763	$4,587	$4,579	4%	—%
Net credit losses	$649	$651	$721	—%	(10)%
Credit reserve build (release)	(29)	(28)	(89)	(4)	69
Provision (release) for unfunded lending commitments	(5)	(4)	(2)	(25)	(100)
Provisions for credit losses	$615	$619	$630	(1)%	(2)%
Income from continuing operations before taxes	$1,905	$1,632	$1,805	17%	(10)%
Income taxes	645	549	605	17	(9)
Income from continuing operations	$1,260	$1,083	$1,200	16%	(10)%
Noncontrolling interests	5	4	4	25	—
Net income	$1,255	$1,079	$1,196	16%	(10)%
Balance Sheet data (in billions of dollars)
Average assets	$125	$119	$117	5%	2%
Return on average assets	1.00%	0.91%	1.02%
Efficiency ratio	65	67	65
Average deposits	$94.6	$89.5	$87.7	6	2
Net credit losses as a percentage of average loans	0.76%	0.77%	0.81%
Revenue by business
Retail banking	$4,431	$4,247	$4,409	4%	(4)%
Citi-branded cards	2,852	2,591	2,605	10	(1)
Total	$7,283	$6,838	$7,014	7%	(3)%
Income from continuing operations by business
Retail banking	$808	$678	$739	19%	(8)%
Citi-branded cards	452	405	461	12	(12)
Total	$1,260	$1,083	$1,200	16%	(10)%

FX translation impact
Total revenues—as reported	$7,283	$6,838	$7,014	7%	(3)%
Impact of FX translation(2)	—	111	(18)
Total revenues—ex-FX(3)	$7,283	$6,949	$6,996	5%	(1)%
Total operating expenses—as reported	$4,763	$4,587	$4,579	4%	—%
Impact of FX translation(2)	—	75	(25)
Total operating expenses—ex-FX(3)	$4,763	$4,662	$4,554	2%	2%
Provisions for credit losses—as reported	$615	$619	$630	(1)%	(2)%
Impact of FX translation(2)	—	9	(3)
Provisions for credit losses—ex-FX(3)	$615	$628	$627	(2)%	—%
Net income—as reported	$1,255	$1,079	$1,196	16%	(10)%
Impact of FX translation(2)	—	17	8
Net income—ex-FX(3)	$1,255	$1,096	$1,204	15%	(9)%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the 2017 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2017 vs. 2016
Net income increased 15%, reflecting higher revenues and lower cost of credit, partially offset by higher expenses.
Revenues increased 5%, driven by improvement in cards and wealth management revenues, partially offset by continued lower retail lending revenues.
Retail banking revenues increased 3%, primarily due to the continued improvement in wealth management revenues, partially offset by the repositioning of the retail loan portfolio. Wealth management revenues increased due to improvement in investor sentiment, stronger equity markets and increases in assets under management (18%) and investment sales (38%). Average deposits increased 5%. The increase in revenues was partially offset by the lower retail lending revenues (down 4%), reflecting continued lower average loans (1%) due to the continued optimization of this portfolio away from lower yielding mortgage loans to focus on growing higher-return personal loans.
Cards revenues increased 8%, reflecting 5% growth in average loans and 7% growth in purchase sales, both of which benefited from the previously disclosed portfolio acquisition in Australia in 2017, as well as modest gains in 2017 related to sales of merchant acquiring businesses in certain countries.
Expenses increased 2%, resulting from volume growth and ongoing investment spending, partially offset by efficiency savings.
Provisions decreased 2%, primarily driven by a decrease in net credit losses.
For additional information on Asia GCB’s retail banking portfolios, including commercial banking, and its Citi-branded cards portfolio, see “Credit Risk—Consumer Credit” below.

2016 vs. 2015
Net income decreased 9%, reflecting lower revenues and higher expenses.
Revenues decreased 1%, reflecting lower retail banking revenues, partially offset by higher cards revenues. Retail banking revenues decreased 2%, mainly due to a 5% decrease in wealth management revenues due to lower client activity, modestly lower investment assets under management and a decline in average loans. The decline in revenues was partially offset by growth in deposit volumes and higher insurance revenues. Cards revenues increased 1%, driven by continued improvement in yields, modestly abating regulatory headwinds and modest volume growth due to continued stabilizing payment rates.
Expenses increased 2%, primarily due to higher repositioning costs, higher regulatory and compliance costs and increased investment spending, partially offset by efficiency savings.
Provisions were largely unchanged as lower net loan loss reserve releases were offset by lower net credit losses, primarily in the commercial portfolio.

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
ICG revenue is generated primarily from fees and spreads associated with these activities. ICG earns fee income for assisting clients in clearing transactions, providing brokerage and investment banking services and other such activities. Revenue generated from these activities is recorded in Commissions and fees and Investment banking. Revenue is also generated from transaction processing and assets under custody and administration. Revenue generated from these activities is primarily recorded in Administration and other fiduciary fees. In addition, as a market maker, ICG facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions (for additional information on Principal transactions revenue, see Note 6 to the Consolidated Financial Statements). Other primarily includes mark-to-market gains and losses on certain credit derivatives, gains and losses on available-for-sale (AFS) securities and other non-recurring gains and losses. Interest income earned on assets held, less interest paid to customers on deposits and long- and short-term debt, is recorded as Net interest revenue.
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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 98 countries and jurisdictions. At December 31, 2017, ICG had approximately $1.3 trillion of assets and $640 billion of deposits, while two of its businesses—securities services and issuer services—managed approximately $17.4 trillion of assets under custody compared to $15.2 trillion at the end of the prior-year period.

In millions of dollars, except as otherwise noted	2017	2016	2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Commissions and fees	$4,314	$4,045	$4,088	7%	(1)%
Administration and other fiduciary fees	2,523	2,262	2,248	12	1
Investment banking	4,404	3,655	4,110	20	(11)
Principal transactions	7,740	7,335	5,824	6	26
Other(1)	1,149	(164)	1,394	NM	NM
Total non-interest revenue	$20,130	$17,133	$17,664	17%	(3)%
Net interest revenue (including dividends)	15,537	16,094	15,668	(3)	3
Total revenues, net of interest expense	$35,667	$33,227	$33,332	7%	—%
Total operating expenses	$19,608	$18,956	$19,087	3%	(1)%
Net credit losses	$365	$516	$214	(29)%	NM
Credit reserve build (release)	(221)	(64)	654	NM	NM
Provision (release) for unfunded lending commitments	(159)	34	94	NM	(64)
Provisions for credit losses	$(15)	$486	$962	NM	(49)%
Income from continuing operations before taxes	$16,074	$13,785	$13,283	17%	4%
Income taxes	7,008	4,260	4,173	65	2
Income from continuing operations	$9,066	$9,525	$9,110	(5)%	5%

Noncontrolling interests	57	58	51	(2)	14
Net income	$9,009	$9,467	$9,059	(5)%	5%
Average assets (in billions of dollars)	$1,358	$1,298	$1,272	5%	2%
Return on average assets	0.66%	0.73%	0.71%
Efficiency ratio	55	57	57
CVA/DVA after-tax	$—	$—	$172	—%	(100)%
Net income ex-CVA/DVA(2)	9,009	9,467	8,887	(5)	7
Revenues by region
North America	$13,636	$12,513	$12,698	9%	(1)%
EMEA	10,692	9,855	9,788	8	1
Latin America	4,216	3,977	3,944	6	1
Asia	7,123	6,882	6,902	4	—
Total	$35,667	$33,227	$33,332	7%	—%
Income from continuing operations by region
North America	$2,449	$3,495	$3,316	(30)%	5%
EMEA	2,804	2,365	2,230	19	6
Latin America	1,513	1,454	1,351	4	8
Asia	2,300	2,211	2,213	4	—
Total	$9,066	$9,525	$9,110	(5)%	5%
Average loans by region (in billions of dollars)
North America	$151	$145	$130	4%	12%
EMEA	69	66	62	5	6
Latin America	34	35	37	(3)	(5)
Asia	62	57	59	9	(3)
Total	$316	$303	$288	4%	5%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$432	$412	$394	5%	5%
All other ICG businesses	208	200	195	4	3
Total	$640	$612	$589	5%	4%

(1)
2017 includes the $580 million gain on the sale of a fixed income analytics business. 2016 includes a charge of approximately $180 million, primarily reflecting the write-down of Citi’s net investment in Venezuela as a result of changes in the exchange rate.

(2)	Excludes CVA/DVA in 2015, consistent with current presentation. For additional information, see Notes 1 and 24 to the Consolidated Financial Statements.
NM Not meaningful

ICG Revenue Details—Excluding CVA/DVA and Gains (Losses) on Loan Hedges

In millions of dollars	2017	2016	2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Investment banking revenue details
Advisory	$1,108	$1,000	$1,093	11%	(9)%
Equity underwriting	1,053	628	906	68	(31)
Debt underwriting	3,011	2,674	2,558	13	5
Total investment banking	$5,172	$4,302	$4,557	20%	(6)%
Treasury and trade solutions	8,473	7,897	7,482	7	6
Corporate lending—excluding gains (losses) on loan hedges(1)	1,922	1,718	1,827	12	(6)
Private bank	3,088	2,709	2,582	14	5
Total banking revenues (ex-CVA/DVA and gains (losses) on loan hedges)(2)	$18,655	$16,626	$16,448	12%	1%
Corporate lending—gains (losses) on loan hedges(1)	$(133)	$(594)	$324	78%	NM
Total banking revenues (ex-CVA/DVA and including gains (losses) on loan hedges)(2)	$18,522	$16,032	$16,772	16%	(4)%
Fixed income markets	$12,127	$12,853	$11,277	(6)%	14%
Equity markets	2,747	2,812	3,101	(2)	(9)
Securities services	2,329	2,152	2,114	8	2
Other(3)	(58)	(622)	(201)	91	NM
Total Markets and securities services (ex-CVA/DVA)(2)	$17,145	$17,195	$16,291	—%	6%
Total ICG (ex-CVA/DVA)	$35,667	$33,227	$33,063	7%	—%
CVA/DVA (excluded as applicable in lines above)	—	—	269	NM	NM
Fixed income markets	—	—	220	NM	NM
Equity markets	—	—	47	NM	NM
Private bank	—	—	2	NM	NM
Total revenues, net of interest expense	$35,667	$33,227	$33,332	7%	—%
Commissions and fees	$625	$474	$467	32%	1%
Principal transactions(4)	6,826	6,538	5,374	4	22
Other	590	591	330	—	79
Total non-interest revenue	$8,041	$7,603	$6,171	6%	23%
Net interest revenue	4,086	5,250	5,106	(22)	3
Total fixed income markets (ex-CVA/DVA)(2)	$12,127	$12,853	$11,277	(6)%	14%
Rates and currencies	$8,783	$9,289	$7,616	(5)%	22%
Spread products / other fixed income	3,344	3,564	3,661	(6)	(3)
Total fixed income markets (ex-CVA/DVA)(2)	$12,127	$12,853	$11,277	(6)%	14%
Commissions and fees	$1,234	$1,300	$1,338	(5)%	(3)%
Principal transactions(4)	382	134	270	NM	(50)
Other	4	139	54	(97)	NM
Total non-interest revenue	$1,620	$1,573	$1,662	3%	(5)%
Net interest revenue	1,127	1,239	1,439	(9)	(14)
Total equity markets (ex-CVA/DVA)(2)	$2,747	$2,812	$3,101	(2)%	(9)%

(1)
Credit derivatives are used to economically hedge a portion of the corporate loan portfolio that includes both accrual loans and loans at fair value. Gains (losses) on loan hedges includes the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection. Citigroup’s results of operations excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.

(2)	Excludes CVA/DVA in 2015, consistent with current presentation. For additional information, see Notes 1 and 24 to the Consolidated Financial Statements.

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
NM Not meaningful

The discussion of the results of operations for ICG below excludes the impact of CVA/DVA for 2015. Presentations of the results of operations, excluding the impact of CVA/DVA and the impact of gains (losses) on hedges of accrual loans, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

2017 vs. 2016
Net income decreased 5% and was impacted by an estimated $2.0 billion non-cash charge recorded in the tax line due to the impact of Tax Reform (for additional information, see “Impact of Tax Reform” above). Excluding the impact of Tax Reform, net income increased 16%, primarily driven by higher revenues and lower cost of credit, partially offset by higher expenses.

•
Revenues increased 7%, reflecting a 16% increase in Banking (including the losses on loan hedges). Excluding the impact of the losses on loan hedges, Banking revenues increased 12%, driven by solid growth across all products. Markets and securities services were largely unchanged, as growth in securities services revenues (increase of 8%) as well as the $580 million gain on the sale of a fixed income analytics business were offset by a 6% decrease in fixed income markets and a 2% decrease in equity markets revenues.

Within Banking:

•
Investment banking revenues increased 20%, largely reflecting gains in wallet share across products and regions as well as an improvement from the industry-wide slowdown in activity levels during the first half of 2016, particularly in equity underwriting and advisory. Advisory revenues increased 11%, driven by North America and EMEA, reflecting wallet share gains and the increased market activity. Equity underwriting revenues increased 68%, driven by strength in North America and EMEA, due to significant wallet share gains as well as the increase in overall market activity. Debt underwriting revenues increased 13%, reflecting strength across regions, primarily driven by wallet share gains.

•
Treasury and trade solutions revenues increased 7%, reflecting growth across all regions that was balanced across both net interest and fee income. The increase was primarily due to continued growth in transaction volumes with new and existing clients, continued growth in deposit balances and improved spreads in certain regions. The trade business experienced modest revenue growth, as continued focus on high-quality loan growth was largely offset by industry-wide tightening of spreads. Average deposit balances increased 4%, while average trade loans increased 5% (4% excluding the impact of FX translation).

•
Corporate lending revenues increased 59%. Excluding the impact of losses on loans hedges, revenues increased 12%, driven by lower hedging costs and the absence of a prior-year adjustment to the residual value of a lease financing transaction.

•	Private bank revenues increased 14%, reflecting strength across all regions and products. The increase in revenues was primarily due to higher loan and deposit volumes,

higher deposit spreads and increased managed investments and capital markets activity.

Within Markets and securities services:

•
Fixed income markets revenues decreased 6%, with lower revenues in all regions, primarily due to low volatility as well as the comparison to higher revenues in the prior year from a more robust trading environment following the vote in the U.K. in favor of its withdrawal from the European Union, as well as the U.S. election. The decline in revenues was driven by lower net interest revenue (decreased 22%), largely due to higher funding costs and a change in the mix of trading positions in support of client activity. The decline was partially offset by higher principal transactions revenues and commissions and fees revenues.

Rates and currencies revenues decreased 5%, driven by lower G10 rates and currencies revenues. Despite the challenging trading environment, corporate client revenues in rates and currencies across the global network remained strong. Spread products and other fixed income revenues decreased 6%, due to a difficult trading environment in the current year given low volatility, driving lower credit markets and commodities revenues, particularly in North America, partially offset by higher municipals revenues, as well as higher securitized markets revenues.

•
Equity markets revenues decreased 2%. Excluding an episodic loss in derivatives of approximately $130 million in the fourth quarter of 2017 related to a single client event, revenues increased 2%, as continued growth in prime finance and delta one client balances and higher investor client activity (particularly in EMEA and Asia) were partially offset by lower episodic activity with corporate clients in North America. Excluding the episodic loss in derivatives, equity derivatives revenues increased, driven by the stronger investor client activity. Cash equities revenues were modestly higher as well, driven by higher revenues in Asia, partially offset by lower cash commissions, as clients continued to move toward automated execution platforms across the industry.

•
Securities services revenues increased 8%. Excluding the impact of the prior year’s divestiture of a private equity fund services business, revenues increased 12%, reflecting strength in all regions, driven by growth in client volumes and higher interest revenue due to a more favorable rate environment.

Expenses increased 3%, as higher compensation, volume-related expenses and investments were partially offset by efficiency savings.
Provisions improved $501 million, driven by a net loan loss release of $380 million (compared to a net release of $30 million in the prior year) and a 29% decline in net credit losses. The increase in net loan loss reserve releases was driven by an improvement in the provision for unfunded lending commitments in the corporate loan portfolio, as well as a favorable credit environment, stability in commodity prices and continued improvement in the portfolio. The decline in net credit losses was largely driven by improvement in the energy sector, partially offset by the impact of the single client event in the fourth quarter noted above.

2016 vs. 2015
Net income increased 5%, primarily driven by lower expenses and lower cost of credit.

•
Revenues were largely unchanged, reflecting higher revenues in Markets and securities services (increase of 6%), driven by fixed income markets, offset by lower revenues in Banking (decrease of 4% including the gains (losses) on loan hedges). Excluding the impact of the gains (losses) on loan hedges, Banking revenues increased 1%, driven by treasury and trade solutions and the private bank.

Within Banking:

•
Investment banking revenues decreased 6%, largely reflecting the overall industry-wide slowdown in activity levels in equity underwriting and advisory during the first half of 2016. Advisory revenues decreased 9%, reflecting strong performance in 2015. Equity underwriting revenues decreased 31%, primarily reflecting the lower market activity. Debt underwriting revenues increased 5%, primarily due to higher market activity reflecting a favorable interest rate environment.

•
Treasury and trade solutions revenues increased 6%. Excluding the impact of FX translation, revenues increased 8%, reflecting growth across most regions. The increase was primarily due to continued growth in transaction volumes and deposit balances and improved spreads in certain regions. Trade revenues increased modestly due to loan growth as well as spread improvements. End-of-period deposit balances increased 5% (6% excluding the impact of FX translation), while average trade loans decreased 2% (1% excluding the impact of FX translation).

•
Corporate lending revenues decreased 48%. Excluding the impact of gains (losses) on loan hedges, revenues decreased 6%. Excluding the impact of gains (losses) on loan hedges and FX translation, revenues decreased 1%, mostly reflecting the adjustment to the residual value of a lease financing transaction, spread compression and higher hedging costs, partially offset by higher average loans.

•	Private bank revenues increased 5%, reflecting growth in loan volumes and improved deposit spreads, partially offset by lower capital markets activity and lower managed investments revenues.

Within Markets and securities services:

•
Fixed income markets revenues increased 14%, with higher revenues in all regions, largely driven by both higher principal transactions revenues (up 22%) and other revenues (up 79%). The increase in principal transactions revenues was primarily due to higher rates and currencies revenues and higher spread products revenues. Other revenues increased mainly due to foreign currency losses in 2015. Rates and currencies revenues grew 22%, primarily due to the more favorable trading environment and higher client revenues following the vote in the U.K. and the U.S. election. Spread products and other fixed income revenues decreased 3%, due to lower securitized products revenues, driven by the impact of significantly lower liquidity in the market in the first quarter of 2016.

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

•	Securities services revenues increased 2%. Excluding the
impact of FX translation, revenues increased 5%, driven
by EMEA, primarily reflecting increased client activity, a
modest gain on the sale of a private equity fund services
business in the first quarter of 2016, higher deposit
volumes and improved spreads. The increase in revenues
was partially offset by the absence of revenues from
divestitures. Excluding the impact of FX translation and
divestitures, revenues increased 6%.
Expenses decreased 1% as a benefit from FX translation and efficiency savings were partially offset by higher compensation expense and higher repositioning charges.
Provisions decreased 49%, driven by a net loan loss reserve release of $30 million (compared to a net build of $748 million in the prior year). The significant decline in loan loss reserve builds was related to energy and energy-related exposures and was driven by stabilization of commodities as oil prices continued to recover from lows in early 2016. The decline in cost of credit was partially offset by higher net credit losses of $516 million (compared to $214 million in the prior year) mostly related to the energy and energy-related exposures, with a vast majority offset by the release of previously established loan loss reserves.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury, certain North America and international legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At December 31, 2017, Corporate/Other had $77 billion in assets, a decrease of 25% year-over-year and 23% from September 30, 2017. The decrease in assets included an approximate $20 billion decline in DTAs during the fourth quarter of 2017 due to the impact of Tax Reform.

In millions of dollars	2017	2016	2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Net interest revenue	$1,963	$2,985	$5,210	(34)%	(43)%
Non-interest revenue	1,122	2,144	5,561	(48)	(61)
Total revenues, net of interest expense	$3,085	$5,129	$10,771	(40)%	(52)%
Total operating expenses	$3,786	$4,977	$7,329	(24)%	(32)%
Net credit losses	149	435	1,336	(66)%	(67)%
Credit reserve build (release)	(317)	(456)	(453)	30%	(1)%
Provision (release) for unfunded lending commitments	—	(8)	(24)	100%	67%
Provision for benefits and claims	(7)	98	623	NM	(84)%
Provisions for loan losses and for benefits and claims	$(175)	$69	$1,482	NM	(95)%
Income (loss) from continuing operations before taxes	$(526)	$83	$1,960	NM	(96)%
Income taxes (benefits)	19,060	(471)	(102)	NM	NM
Income (loss) from continuing operations	$(19,586)	$554	$2,062	NM	(73)%
Income (loss) from discontinued operations, net of taxes	(111)	(58)	(54)	(91)%	(7)
Net income (loss) before attribution of noncontrolling interests	$(19,697)	$496	$2,008	NM	(75)%
Noncontrolling interests	(6)	(2)	29	NM	NM
Net income (loss)	$(19,691)	$498	$1,979	NM	(75)%
NM Not meaningful

2017 vs. 2016
The net loss was $19.7 billion in 2017, compared to net income of $498 million in the prior year, primarily driven by the estimated $19.8 billion non-cash charge recorded in the tax line due to the impact of Tax Reform (for additional information, see “Impact of Tax Reform” above). Excluding the impact of Tax Reform, net income declined 69% to $153 million, reflecting lower revenues, partially offset by lower expenses and lower cost of credit.
Revenues declined 40%, primarily reflecting the continued wind-down of legacy assets and the absence of gains related to debt buybacks in 2016. Revenues included approximately $750 million in gains on asset sales in the first quarter of 2017, which more than offset a roughly $300 million charge related to the exit of Citi’s U.S. mortgage servicing operations in the quarter.
Expenses declined 24%, reflecting the wind-down of legacy assets and lower legal expenses, partially offset by approximately $100 million in episodic expenses primarily related to the exit of the U.S. mortgage servicing operations. Also included in expenses is an approximately $255 million provision for remediation costs related to a CARD Act matter (for additional information, see “North America GCB” above and Note 27 to the Consolidated Financial Statements). Citi believes the aggregate approximately $335 million provision (including the $80 million provision in North America GCB) to be sufficient for Citi’s planned remediation.

Provisions decreased $244 million to a net benefit of $175 million, primarily due to lower net credit losses and a lower provision for benefits and claims, partially offset by a lower net loan loss reserve release. Net credit losses declined 66% to $149 million, primarily reflecting the impact of ongoing divestiture activity and the continued wind-down of the North America mortgage portfolio. The provision for benefits and claims declined by $105 million, primarily due to lower insurance activity. The net reserve release declined by $147 million to $317 million, and reflected the continued wind-down of the legacy North America mortgage portfolio and divestitures.

2016 vs. 2015
Net income was $498 million, compared to net income of $2.0 billion in 2015, primarily reflecting lower revenues and a higher effective tax rate in 2016 due to the absence of certain tax benefits in 2015.
Revenues decreased 52%, primarily driven by the overall wind-down of legacy assets and lower net gains on sales, particularly the sales of OneMain Financial and the retail banking and credit cards businesses in Japan in the fourth quarter of 2015.
Expenses decreased 32%, reflecting the sales and run-off of assets, lower legal and related expenses and lower repositioning costs.

Provisions decreased 95% due to lower net credit losses and a lower provision for benefits and claims (decrease of 84%) due to lower insurance activity. Net credit losses declined 67%, primarily due to the impact of divestitures and continued credit improvements in North America mortgages.

Payment Protection Insurance (PPI)
The selling of PPI by financial institutions in the U.K. has been the subject of intense review and focus by U.K. regulators and the U.K. Supreme Court.
PPI is designed to cover a customer’s loan repayments if certain events occur, such as long-term illness or unemployment.  The U.K. Financial Conduct Authority (FCA) found certain problems across the industry with how these products were sold, including customers not realizing that the cost of PPI premiums was being added to their loan or PPI being unsuitable for the customer.  Redress generally involves the repayment of premiums and the refund of all applicable contractual interest, together with compensatory interest of 8%.
In addition, during the fourth quarter of 2014, the U.K. Supreme Court issued a ruling in a case (Plevin) involving PPI pursuant to which the court ruled, independent of the sale of the PPI contract, that the PPI contract at issue in the case was “unfair” due to the high sales commissions earned and the lack of disclosure to the customer thereof.
In addition, the FCA released a policy statement related to PPI that (i) set a deadline of August 29, 2019 by which consumers must file PPI claims, (ii) provides for the launch of FCA-led marketing campaigns to inform consumers of this deadline, (iii) set new rules and guidance for the handling of PPI complaints in light of the Supreme Court’s decision on Plevin and (iv) requires all firms to contact all previously rejected customers who may be able to complain under the new “Plevin” rule (the Plevin Customer Contact Exercise). Citi completed the Plevin Customer Contact Exercise during the fourth quarter of 2017. The FCA-led marketing campaigns began in August 2017 and will continue through the August 2019 deadline. The level of PPI claims also continues to be influenced by the solicitation activity of Claims Management Companies (CMCs).
During 2017, Citi increased its PPI reserves by approximately $109 million (with $105 million recorded in Corporate/Other and $4 million recorded in Discontinued operations).  The increase for full-year 2017 compared to an increase of $134 million during 2016 and was primarily due to the ongoing level of PPI claims.
Citi’s year-end 2017 PPI reserve was $213 million, compared to $228 million as of December 31, 2016.
Additional reserving actions, if any, in 2018 will largely depend on the level of customer claims in response to the FCA-led marketing campaigns and the level of ongoing CMC activity.

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
The table below shows where a discussion of Citi’s various off-balance sheet arrangements may be found in this Form 10-K. In addition, see Note 1 to the Consolidated Financial Statements.

Types of Off-Balance Sheet Arrangements Disclosures in this Form 10-K

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 21 to the Consolidated Financial Statements.
Letters of credit, and lending and other commitments	See Note 26 to the Consolidated Financial Statements.
Guarantees	See Note 26 to the Consolidated Financial Statements.
Leases	See Note 26 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

The following table includes information on Citigroup’s contractual obligations, as specified and aggregated pursuant to SEC requirements:

	Contractual obligations by year
In millions of dollars	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations—principal(1)	$53,478	$36,289	$23,188	$21,019	$12,364	$90,371	$236,709
Long-term debt obligations—interest payments(2)	7,496	5,894	4,832	4,043	3,447	33,955	59,667
Operating and capital lease obligations	968	837	676	568	469	2,593	6,111
Purchase obligations(3)	407	347	358	318	316	1,147	2,893
Other liabilities(4)	34,180	498	93	87	80	1,794	36,732
Total	$96,529	$43,865	$29,147	$26,035	$16,676	$129,860	$342,112

(1)	For additional information about long-term debt obligations, see “Liquidity Risk—Long-Term Debt” below and Note 17 to the Consolidated Financial Statements.

(2)
Contractual obligations related to interest payments on long-term debt for 2018–2022 are calculated by applying the December 31, 2017 weighted-average interest rate (3.57%) on average outstanding long-term debt to the average remaining contractual obligations on long-term debt for each of those years. The “Thereafter” interest payments on long-term debt for the remaining years to maturity (2023–2098) are calculated by applying current interest rates on the remaining contractual obligations on long-term debt for each of those years.

(3)
Purchase obligations consist of obligations to purchase goods or services that are enforceable and legally binding on Citi. For presentation purposes, purchase obligations are included in the table above through the termination date of the respective agreements, even if the contract is renewable. Many of the purchase agreements for goods or services include clauses that would allow Citi to cancel the agreement with specified notice, however, that impact is not included in the table above (unless Citi has already notified the counterparty of its intention to terminate the agreement).

(4)
Other liabilities reflected on Citigroup’s Consolidated Balance Sheet includes accounts payable, accrued expenses, uncertain tax positions and other liabilities that have been incurred and will ultimately be paid in cash; legal reserve accruals are not included in the table above. Also includes discretionary contributions in 2018 for Citi’s employee-defined benefit obligations for the pension, postretirement and post employment plans and defined contribution plans.

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
During 2017, Citi returned a total of $17.1 billion of capital to common shareholders in the form of share repurchases (approximately 214 million common shares) and dividends.

Capital Management
Citi’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with each entity’s respective risk profile, management targets and all applicable regulatory standards and guidelines. Citi assesses its capital adequacy against a series of internal quantitative capital goals, designed to evaluate the Company’s capital levels in expected and stressed economic environments. Underlying these internal quantitative capital goals are strategic capital considerations, centered on preserving and building financial strength. The Citigroup Capital Committee, with oversight from the Risk Management Committee of Citigroup’s Board of Directors, has responsibility for Citi’s aggregate capital structure, including the capital assessment and planning process, which is integrated into Citi’s capital plan. Balance sheet management, including oversight of capital adequacy, for Citigroup’s subsidiaries is governed by each entity’s Asset and Liability Committee, where applicable. For additional information regarding Citi’s capital planning and stress testing exercises, see “Stress Testing—Component of Capital Planning” below.

Current Regulatory Capital Standards
Citi is subject to regulatory capital standards issued by the Federal Reserve Board, which constitute the U.S. Basel III rules. These rules establish an integrated capital adequacy framework, encompassing both risk-based capital ratios and leverage ratios.

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
The U.S. Basel III rules establish stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios for substantially all U.S. banking organizations, including Citi and Citibank, N.A. (Citibank). Moreover, these rules provide for both a fixed Capital Conservation Buffer and, for Advanced Approaches banking organizations, such as Citi and Citibank, also a discretionary Countercyclical Capital Buffer. These capital buffers would be available to absorb losses in advance of any potential impairment of regulatory capital below the stated minimum risk-based capital ratio requirements. In December 2017, the Federal Reserve Board voted to affirm the Countercyclical Capital Buffer amount at the current level of 0%.
Further, the U.S. Basel III rules implement the “capital floor provision” of the so-called “Collins Amendment” of the Dodd-Frank Act, which requires Advanced Approaches banking organizations to calculate each of the three risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital) under both the U.S. Basel III Standardized Approach and the Advanced Approaches and publicly report (as well as measure compliance against) the lower of each of the resulting risk-based capital ratios.

GSIB Surcharge
The Federal Reserve Board imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi. The GSIB surcharge augments the Capital Conservation Buffer and, if invoked, any Countercyclical Capital Buffer, and would result in restrictions on earnings distributions (e.g., dividends, equity repurchases, and discretionary executive bonuses) should the expanded buffer be breached to absorb losses during periods of financial or economic stress, with the degree of such restrictions based upon the extent to which the expanded buffer is breached.
Under the Federal Reserve Board’s rule, identification of a GSIB is based primarily on quantitative measurement indicators underlying five equally weighted broad categories of systemic importance: (i) size, (ii) interconnectedness, (iii) cross-jurisdictional activity, (iv) substitutability, and (v) complexity. With the exception of size, each of the other categories are composed of multiple indicators also of equal weight, and amounting to 12 indicators in total.
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
Should a GSIB’s systemic importance change year-over-year such that it becomes subject to a higher surcharge, the higher surcharge would not become effective for a full year (e.g., a higher surcharge calculated by December 31, 2018 would not become effective until January 1, 2020). However, if a GSIB’s systemic importance changes such that the GSIB would be subject to a lower surcharge, the GSIB would be subject to the lower surcharge beginning with the next calendar year (e.g., a lower surcharge calculated by December 31, 2018 would become effective January 1, 2019).

The following table sets forth Citi’s GSIB surcharge as derived under method 1 and method 2 for 2017 and 2016.

	2017	2016
Method 1	2.0%	2.0%
Method 2	3.0	3.5

Citi’s GSIB surcharge effective for 2017 and 2016 was 3.0% and 3.5%, respectively, as derived under the higher method 2 result. Citi’s GSIB surcharge effective for 2018 will remain unchanged at 3.0%, as derived under the higher method 2 result. Citi expects that its method 2 GSIB surcharge will continue to remain higher than its method 1 GSIB surcharge, and as such Citi’s GSIB surcharge effective for 2019 will not exceed 3.0%, and Citi’s GSIB surcharge effective for 2020 is not expected to exceed 3.0%.

Transition Provisions
The U.S. Basel III rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”), including with respect to substantially all regulatory capital adjustments and deductions, and non-qualifying Tier 1 and Tier 2 Capital instruments (such as non-grandfathered trust preferred securities and certain subordinated debt issuances). Moreover, the GSIB surcharge, Capital Conservation Buffer, and any Countercyclical Capital Buffer (currently 0%), commenced phase-in on January 1, 2016, becoming fully effective on January 1, 2019. With the exception of the non-grandfathered trust preferred securities, which do not fully phase-out until January 1, 2022, and the capital buffers and GSIB surcharge, which do not fully phase-in until January 1, 2019, all other transition provisions will be entirely reflected in Citi’s regulatory capital ratios by January 1, 2018. Citi considers all of these transition provisions as being fully implemented on January 1, 2019 (full implementation), with the inclusion of the capital buffers and GSIB surcharge.
The following chart sets forth the transitional progression from January 1, 2016 to full implementation by January 1, 2019 of the regulatory capital components (i.e., inclusive of the mandatory 2.5% Capital Conservation Buffer and the Countercyclical Capital Buffer at its current level of 0%, as well as an estimated 3.0% GSIB surcharge) comprising the effective minimum risk-based capital ratios.

Basel III Transition Arrangements: Minimum Risk-Based Capital Ratios

The following chart presents the transition arrangements (phase-in and phase-out) from January 1, 2016 through January 1, 2018 under the U.S. Basel III rules for significant regulatory capital adjustments and deductions relative to Citi.

Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions

	January 1,
	2016	2017	2018
Phase-in of Significant Regulatory Capital Adjustments and Deductions

Common Equity Tier 1 Capital(1)	60%	80%	100%

Common Equity Tier 1 Capital(2)	60%	80%	100%
Additional Tier 1 Capital(2)	40%	20%	0%
	100%	100%	100%

Phase-out of Significant AOCI Regulatory Capital Adjustments

Common Equity Tier 1 Capital(3)	40%	20%	0%

(1)
Includes the phase-in of Common Equity Tier 1 Capital deductions for all intangible assets other than goodwill and mortgage servicing rights (MSRs); and excess over 10%/15% limitations for deferred tax assets (DTAs) arising from temporary differences, significant common stock investments in unconsolidated financial institutions and MSRs. Goodwill (including goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions) is fully deducted in arriving at Common Equity Tier 1 Capital. The amount of all other intangible assets, aside from MSRs, not deducted in arriving at Common Equity Tier 1 Capital are risk-weighted at 100%, as are the excess over the 10%/15% limitations for DTAs arising from temporary differences, significant common stock investments in unconsolidated financial institutions and MSRs through December 31, 2017. Commencing January 1, 2018, the amount of temporary difference DTAs, significant common stock investments in unconsolidated financial institutions and MSRs not deducted in arriving at Common Equity Tier 1 Capital are risk-weighted at 250%.

(2)
Includes the phase-in of the Common Equity Tier 1 Capital and Additional Tier 1 Capital adjustment for cumulative unrealized net gains (losses) related to changes in fair value of financial liabilities attributable to Citi’s own creditworthiness; and the phase-in of Common Equity Tier 1 Capital and Additional Tier 1 Capital deductions related to DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards and defined benefit pension plan net assets;

(3)
Includes the phase-out from Common Equity Tier 1 Capital of adjustments related to net unrealized gains (losses) on available-for-sale (AFS) debt securities; unrealized gains on AFS equity securities; net unrealized gains (losses) on held-to-maturity (HTM) securities included in Accumulated other comprehensive income (loss) (AOCI); and defined benefit plans liability adjustment.

Tier 1 Leverage Ratio
Under the U.S. Basel III rules, Citi, as with principally all U.S. banking organizations, is also required to maintain a minimum Tier 1 Leverage ratio of 4.0%. The Tier 1 Leverage ratio, a non-risk-based measure of capital adequacy, is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets less amounts deducted from Tier 1 Capital.

Supplementary Leverage Ratio
Advanced Approaches banking organizations are additionally required to calculate a Supplementary Leverage ratio, which significantly differs from the Tier 1 Leverage ratio by also including certain off-balance sheet exposures within the denominator of the ratio (Total Leverage Exposure). The Supplementary Leverage ratio represents end of period Tier 1 Capital to Total Leverage Exposure, with the latter defined as the sum of the daily average of on-balance sheet assets for the quarter and the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter, less applicable Tier 1 Capital deductions. Effective January 1, 2018, Advanced Approaches banking organizations are required to maintain a stated minimum Supplementary Leverage ratio of 3.0%.
Further, U.S. GSIBs, and their subsidiary insured depository institutions, including Citi and Citibank, are subject to enhanced Supplementary Leverage ratio standards. The enhanced Supplementary Leverage ratio standards establish a 2.0% leverage buffer for U.S. GSIBs in addition to the stated 3.0% minimum Supplementary Leverage ratio requirement in the U.S. Basel III rules. If a U.S. GSIB fails to exceed the 2.0% leverage buffer, it will be subject to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. Accordingly, U.S. GSIBs are effectively subject to a 5.0% minimum Supplementary Leverage ratio requirement. Citi is required to be compliant with this higher effective minimum ratio requirement on January 1, 2018.

Prompt Corrective Action Framework
The U.S. Basel III rules revised the Prompt Corrective Action (PCA) regulations applicable to insured depository institutions in certain respects.
In general, the PCA regulations direct the U.S. banking agencies to enforce increasingly strict limitations on the activities of insured depository institutions that fail to meet certain regulatory capital thresholds. The PCA framework contains five categories of capital adequacy as measured by risk-based capital and leverage ratios: (i) “well capitalized,”
(ii) “adequately capitalized,” (iii) undercapitalized,” (iv) “significantly undercapitalized,” and (v) “critically undercapitalized.”
Accordingly, an insured depository institution, such as Citibank, must maintain minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital, and Tier 1 Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized.” Additionally, insured depository institution subsidiaries of U.S. GSIBs, such as Citibank, must maintain a minimum Supplementary Leverage ratio of 6.0%, effective January 1, 2018, to be considered “well capitalized.”

Stress Testing Component of Capital Planning
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

Both CCAR and DFAST include an estimate of projected revenues, losses, reserves, pro forma regulatory capital ratios, and any other additional capital measures deemed relevant by Citi. Projections are required over a nine-quarter planning horizon under three supervisory scenarios (baseline, adverse and severely adverse conditions). All risk-based capital ratios reflect application of the Standardized Approach framework and the transition arrangements under the U.S. Basel III rules. Moreover, the Federal Reserve Board has deferred the use of the Advanced Approaches framework indefinitely. Beginning in 2018, CCAR incorporates the Supplementary Leverage ratio. Accordingly, Advanced Approaches banking organizations are required to demonstrate an ability to maintain a Supplementary Leverage ratio in excess of the stated minimum requirement for all quarters of the 2018 CCAR planning horizon.
For additional information regarding CCAR, see “Risk Factors—Strategic Risks” below.

Citigroup’s Capital Resources Under Current Regulatory Standards
Citi is required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6.0% and 8.0%, respectively.
Citi’s effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2017, inclusive of the 50% phase-in of both the 2.5% Capital Conservation Buffer and the 3.0% GSIB surcharge (all of which is to be composed of Common Equity Tier 1 Capital), are 7.25%, 8.75% and 10.75%, respectively. Citi’s effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2016, inclusive of the 25% phase-in of both the 2.5% Capital Conservation Buffer and the 3.5% GSIB surcharge (all of which is to be composed of Common Equity Tier 1 Capital), were 6.0%, 7.5% and 9.5%, respectively.

Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6.0%, a Total Capital ratio of at least 10.0%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels.
The following tables set forth the capital tiers, total risk-weighted assets and underlying risk components, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of December 31, 2017 and December 31, 2016.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	December 31, 2017		December 31, 2016
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$147,891	$147,891	$167,378	$167,378
Tier 1 Capital	164,841	164,841	178,387	178,387
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	190,331	202,284	202,146	214,938
Total Risk-Weighted Assets	1,134,864	1,138,167	1,166,764	1,126,314
Credit Risk(1)	$749,322	$1,072,440	$773,483	$1,061,786
Market Risk	65,003	65,727	64,006	64,528
Operational Risk	320,539	—	329,275	—
Common Equity Tier 1 Capital ratio(2)	13.03%	12.99%	14.35%	14.86%
Tier 1 Capital ratio(2)	14.53	14.48	15.29	15.84
Total Capital ratio(2)	16.77	17.77	17.33	19.08

In millions of dollars, except ratios	December 31, 2017	December 31, 2016
Quarterly Adjusted Average Total Assets(3)	$1,869,206	$1,768,415
Total Leverage Exposure(4)	2,433,371	2,351,883
Tier 1 Leverage ratio	8.82%	10.09%
Supplementary Leverage ratio	6.77	7.58

(1)
Under the U.S. Basel III rules, credit risk-weighted assets during the transition period reflect the effects of transition arrangements related to regulatory capital adjustments and deductions and, as a result, will differ from credit risk-weighted assets derived under full implementation of the rules.

(2)
As of December 31, 2017, Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework. As of December 31, 2016, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at December 31, 2017 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of December 31, 2017.

Components of Citigroup Capital Under Current Regulatory Standards (Basel III Transition Arrangements)

In millions of dollars	December 31, 2017	December 31, 2016
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$181,671	$206,051
Add: Qualifying noncontrolling interests	224	259
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized losses on securities available-for-sale (AFS), net of tax(2)(3)	(232)	(320)
Less: Defined benefit plans liability adjustment, net of tax(3)	(1,237)	(2,066)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(4)	(698)	(560)
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	(577)	(37)
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(6)	22,052	20,858
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(3)	3,521	2,926
Less: Defined benefit pension plan net assets(3)	717	514
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(7)	10,458	12,802
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(3)(7)(8)	—	4,815
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$147,891	$167,378
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$19,069	$19,069
Qualifying trust preferred securities(9)	1,377	1,371
Qualifying noncontrolling interests	105	17
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	(144)	(24)
Less: Defined benefit pension plan net assets(3)	179	343
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(7)	2,614	8,535
Less: Permitted ownership interests in covered funds(10)	900	533
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	52	61
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$16,950	$11,009
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$164,841	$178,387
Tier 2 Capital
Qualifying subordinated debt	$23,673	$22,818
Qualifying trust preferred securities(12)	329	317
Qualifying noncontrolling interests	40	22
Eligible allowance for credit losses(13)	13,453	13,452
Regulatory Capital Adjustment and Deduction:
Add: Unrealized gains on AFS equity exposures includable in Tier 2 Capital	—	3
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	52	61
Total Tier 2 Capital (Standardized Approach)	$37,443	$36,551
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$202,284	$214,938
Adjustment for excess of eligible credit reserves over expected credit losses(13)	$(11,953)	$(12,792)
Total Tier 2 Capital (Advanced Approaches)	$25,490	$23,759
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$190,331	$202,146

Footnotes are presented on the following page.

(1)
Issuance costs of $184 million related to noncumulative perpetual preferred stock outstanding at December 31, 2017 and December 31, 2016 are excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. generally accepted accounting principles (GAAP).

(2)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities that were previously transferred from AFS to HTM, and non-credit related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary impairment.

(3)
The transition arrangements for significant regulatory capital adjustments and deductions impacting Common Equity Tier 1 Capital and Additional Tier 1 Capital are set forth above in the chart entitled “Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions.”

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

(7)
Of Citi’s $22.5 billion of net DTAs at December 31, 2017, $10.2 billion were includable in regulatory capital pursuant to the U.S. Basel III rules, while $12.3 billion were excluded. Excluded from Citi’s regulatory capital at December 31, 2017 was in total $13.1 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards, of which $10.5 billion were deducted from Common Equity Tier 1 Capital and $2.6 billion were deducted from Additional Tier 1 Capital, which was reduced by $0.8 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be deducted from both Common Equity Tier 1 Capital and Additional Tier 1 Capital under the transition arrangements of the U.S. Basel III rules; whereas DTAs arising from temporary differences are deducted solely from Common Equity Tier 1 Capital under these rules, if in excess of 10%/15% limitations.

(8)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At December 31, 2017, none of these assets were in excess of the 10%/15% limitations. At December 31, 2016, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.

(9)	Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(10)
Banking entities are required to be in compliance with the Volcker Rule of the Dodd-Frank Act which prohibits conducting certain proprietary investment activities and limits their ownership of, and relationships with, covered funds. Accordingly, Citi is required by the Volcker Rule to deduct from Tier 1 Capital all permitted ownership interests in covered funds that were acquired after December 31, 2013.

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

(13)
Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $1.5 billion and $0.7 billion at December 31, 2017 and December 31, 2016, respectively.

Citigroup Capital Rollforward Under Current Regulatory Standards (Basel III Transition Arrangements)

In millions of dollars	Three Months Ended December 31, 2017	Twelve Months Ended December 31, 2017
Common Equity Tier 1 Capital, beginning of period	$162,008	$167,378
Net loss	(18,893)	(6,798)
Common and preferred stock dividends declared	(1,160)	(3,808)
Net increase in treasury stock	(5,480)	(14,666)
Net change in common stock and additional paid-in capital	112	(35)
Net increase in foreign currency translation adjustment net of hedges, net of tax	(2,381)	(202)
Net increase in unrealized losses on securities AFS, net of tax	(792)	(447)
Net increase in defined benefit plans liability adjustment, net of tax	(674)	(1,848)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(58)	(29)
Net increase in goodwill, net of related DTLs	(520)	(1,194)
Net change in identifiable intangible assets other than MSRs, net of related DTLs	7	(595)
Net increase in defined benefit pension plan net assets	(141)	(203)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	5,596	2,344
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	6,948	4,815
Other	3,319	3,179
Net decrease in Common Equity Tier 1 Capital	$(14,117)	$(19,487)
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$147,891	$147,891
Additional Tier 1 Capital, beginning of period	$15,296	$11,009
Net increase in qualifying trust preferred securities	3	6
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	61	120
Net change in defined benefit pension plan net assets	(35)	164
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	1,400	5,921
Net change in permitted ownership interests in covered funds	228	(367)
Other	(3)	97
Net increase in Additional Tier 1 Capital	$1,654	$5,941
Additional Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$16,950	$16,950
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$164,841	$164,841
Tier 2 Capital, beginning of period (Standardized Approach)	$37,483	$36,551
Net increase in qualifying subordinated debt	95	855
Net increase in qualifying trust preferred securities	—	12
Net decrease in eligible allowance for credit losses	(145)	1
Other	10	24
Net change in Tier 2 Capital (Standardized Approach)	$(40)	$892
Tier 2 Capital, end of period (Standardized Approach)	$37,443	$37,443
Total Capital, end of period (Standardized Approach)	$202,284	$202,284

Tier 2 Capital, beginning of period (Advanced Approaches)	$25,339	$23,759
Net increase in qualifying subordinated debt	95	855
Net increase in qualifying trust preferred securities	—	12
Net increase in excess of eligible credit reserves over expected credit losses	46	840
Other	10	24
Net increase in Tier 2 Capital (Advanced Approaches)	$151	$1,731
Tier 2 Capital, end of period (Advanced Approaches)	$25,490	$25,490
Total Capital, end of period (Advanced Approaches)	$190,331	$190,331

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards
(Basel III Standardized Approach with Transition Arrangements)

In millions of dollars	Three Months Ended December 31, 2017	Twelve Months Ended December 31, 2017
Total Risk-Weighted Assets, beginning of period	$1,158,679	$1,126,314
Changes in Credit Risk-Weighted Assets
Net increase in general credit risk exposures(1)	10,883	26,037
Net increase in repo-style transactions(2)	4,071	19,489
Net change in securitization exposures(3)	514	(5,669)
Net increase in equity exposures	269	1,825
Net decrease in over-the-counter (OTC) derivatives(4)	(24,058)	(22,312)
Net decrease in other exposures(5)	(12,910)	(11,510)
Net increase in off-balance sheet exposures(6)	203	2,794
Net change in Credit Risk-Weighted Assets	$(21,028)	$10,654
Changes in Market Risk-Weighted Assets
Net increase in risk levels(7)	$1,091	$15,254
Net decrease due to model and methodology updates(8)	(575)	(14,055)
Net increase in Market Risk-Weighted Assets	$516	$1,199
Total Risk-Weighted Assets, end of period	$1,138,167	$1,138,167

(1)
General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and twelve months ended December 31, 2017 primarily due to corporate loan growth.

(2)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

(3)
Securitization exposures decreased during the twelve months ended December 31, 2017 principally as a result of certain securitization exposures becoming subject to deduction from Tier 1 Capital under the Volcker Rule of the Dodd-Frank Act.

(4)	OTC derivatives decreased during the three and twelve months ended December 31, 2017 primarily due to notional decreases.

(5)
Other exposures include cleared transactions, unsettled transactions, and other assets. Other exposures decreased during the three and twelve months ended December 31, 2017 primarily due to a reduction in Citi’s deferred tax assets as a result of Tax Reform. For additional information regarding the impact of Tax Reform, see “Impact of Tax Reform” above.

(6)	Off-balance sheet exposures increased during the twelve months ended December 31, 2017 primarily due to growth in corporate exposures.

(7)
Risk levels increased during the three months ended December 31, 2017 primarily due to an increases in exposures subject to securitization charges and incremental risk charges, partially offset by a decrease in exposures subject to comprehensive risk and Risk Not In the Model. Risk levels increased during the twelve months ended December 31, 2017 primarily due to an increase in exposure levels subject to Stressed Value at Risk, as well as an increase in positions subject to securitization charges.

(8)
Risk-weighted assets declined during the twelve months ended December 31, 2017, as Citi received supervisory approval to remove the Comprehensive Risk Measure model surcharge for correlation trading portfolios, commencing with the third quarter of 2017. Further contributing to the decline in risk-weighted assets during the twelve months ended December 31, 2017 were changes in model inputs regarding volatility and the correlation between market risk factors.

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended December 31, 2017	Twelve Months Ended December 31, 2017
Total Risk-Weighted Assets, beginning of period	$1,143,448	$1,166,764
Changes in Credit Risk-Weighted Assets
Net change in retail exposures(1)	994	(5,763)
Net increase in wholesale exposures(2)	8,676	2,730
Net change in repo-style transactions(3)	(2,097)	2,563
Net change in securitization exposures(4)	2,139	(4,338)
Net increase in equity exposures	272	1,608
Net decrease in over-the-counter (OTC) derivatives(5)	(1,724)	(6,733)
Net decrease in derivatives CVA(6)	(3,533)	(3,616)
Net decrease in other exposures(7)	(11,726)	(9,449)
Net decrease in supervisory 6% multiplier(8)	(208)	(1,163)
Net decrease in Credit Risk-Weighted Assets	$(7,207)	$(24,161)
Changes in Market Risk-Weighted Assets
Net increase in risk levels(9)	$1,210	$15,052
Net decrease due to model and methodology updates(10)	(575)	(14,055)
Net increase in Market Risk-Weighted Assets	$635	$997
Net decrease in Operational Risk-Weighted Assets(11)	$(2,012)	$(8,736)
Total Risk-Weighted Assets, end of period	$1,134,864	$1,134,864

(1)
Retail exposures increased during the three months ended December 31, 2017 primarily due to increases in qualifying revolving (cards) exposures attributable to seasonal holiday spending. Retail exposures decreased during the twelve months ended December 31, 2017 principally resulting from residential mortgage loan sales and repayments, and divestitures of certain legacy assets.

(2)
Wholesale exposures increased during the three and twelve months ended December 31, 2017 primarily due to corporate loan growth. The increase in wholesale exposures during the twelve months ended December 31, 2017 was partially offset by annual updates to model parameters.

(3)
Repo-style transactions decreased during the three months ended December 31, 2017 primarily due to improved portfolio credit quality. Repo-style transactions increased during the twelve months ended December 31, 2017 primarily due to increased activity and a decline in portfolio credit quality.

(4)
Securitization exposures increased during the three months ended December 31, 2017 primarily due to increased activity. Securitization exposures decreased during the twelve months ended December 31, 2017 principally as a result of certain securitization exposures becoming subject to deduction from Tier 1 Capital under the Volcker Rule of the Dodd-Frank Act.

(5)
OTC derivatives decreased during the three months ended December 31, 2017 primarily due to decreases in trade volume and changes in fair value. OTC derivatives decreased during the twelve months ended December 31, 2017 primarily due to changes in fair value and improved portfolio credit quality.

(6)	Derivatives CVA decreased during the three and twelve months ended December 31, 2017 primarily driven by decreased volatility and exposure reduction.

(7)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures decreased during the three and twelve months ended December 31, 2017 primarily due to a reduction in Citi’s deferred tax assets as a result of Tax Reform. For additional information regarding the impact of Tax Reform, see “Impact of Tax Reform” above.

(8)	Supervisory 6% multiplier does not apply to derivatives CVA.

(9)
Risk levels increased during the three months ended December 31, 2017 primarily due to an increases in exposures subject to securitization charges and incremental risk charges, partially offset by a decrease in exposures subject to comprehensive risk and Risk Not In the Model. Risk levels increased during the twelve months ended December 31, 2017 primarily due to an increase in exposure levels subject to Stressed Value at Risk, as well as an increase in positions subject to securitization charges.

(10)
Risk-weighted assets declined during the twelve months ended December 31, 2017, as Citi received supervisory approval to remove the Comprehensive Risk Measure model surcharge for correlation trading portfolios, commencing with the third quarter of 2017. Further contributing to the decline in risk-weighted assets during the twelve months ended December 31, 2017 were changes in model inputs regarding volatility and the correlation between market risk factors.

(11)
Operational risk-weighted assets decreased during the three months ended December 31, 2017 primarily due to changes in operational loss severity and frequency. Operational risk-weighted assets decreased during the twelve months ended December 31, 2017 primarily due to assessed improvements in the business environment and risk controls and changes in operational loss severity and frequency.

Capital Resources of Citigroup’s Subsidiary U.S.
Depository Institutions Under Current Regulatory Standards
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
During 2017, Citi’s primary subsidiary U.S. depository institution, Citibank, N.A. (Citibank), is subject to effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios, inclusive of the 50% phase-in of the 2.5% Capital Conservation Buffer, of 5.75%, 7.25% and 9.25%, respectively. Citibank’s effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2016, inclusive of the 25% phase-in of the 2.5% Capital

Conservation Buffer, were 5.125%, 6.625% and 8.625%, respectively. Citibank is required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6.0% and 8.0%, respectively.
The following tables set forth the capital tiers, total risk-weighted assets and underlying risk components, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, Citi’s primary subsidiary U.S. depository institution, as of December 31, 2017 and December 31, 2016.
Citibank Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	December 31, 2017		December 31, 2016
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$124,733	$124,733	$126,220	$126,220
Tier 1 Capital	126,303	126,303	126,465	126,465
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	139,351	150,289	138,821	150,291
Total Risk-Weighted Assets	954,559	1,014,242	973,933	1,001,016
Credit Risk	$663,783	$970,064	$669,920	$955,767
Market Risk	43,300	44,178	44,579	45,249
Operational Risk	247,476	—	259,434	—
Common Equity Tier 1 Capital ratio(2)	13.07%	12.30%	12.96%	12.61%
Tier 1 Capital ratio(2)	13.23	12.45	12.99	12.63
Total Capital ratio(2)	14.60	14.82	14.25	15.01

In millions of dollars, except ratios	December 31, 2017	December 31, 2016
Quarterly Adjusted Average Total Assets(3)	$1,401,615	$1,333,161
Total Leverage Exposure(4)	1,901,069	1,859,394
Tier 1 Leverage ratio	9.01%	9.49%
Supplementary Leverage ratio	6.64	6.80

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

(2)
As of December 31, 2017 and December 31, 2016, Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach. As of December 31, 2017 and December 31, 2016, Citibank’s reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citibank’s capital ratios at December 31, 2017 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of December 31, 2017 under the revised PCA regulations.
Further, Citibank is required to conduct the annual Dodd-Frank Act Stress Test. The annual stress test consists of a forward-looking quantitative evaluation of the impact of stressful economic and financial market conditions under several scenarios on Citibank’s regulatory capital. This program serves to inform the Office of the Comptroller of the Currency as to how Citibank’s regulatory capital ratios might change during a hypothetical set of adverse economic conditions and to ultimately evaluate the reliability of Citibank’s capital planning process.

Impact of Changes on Citigroup and Citibank Capital Ratios Under Current Regulatory Capital Standards
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), under current regulatory capital standards (reflecting Basel III Transition Arrangements), as of December 31, 2017. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of regulatory capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

Impact of Changes on Citigroup and Citibank Risk-Based Capital Ratios (Basel III Transition Arrangements)

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.9	1.1	0.9	1.3	0.9	1.5
Standardized Approach	0.9	1.1	0.9	1.3	0.9	1.6
Citibank
Advanced Approaches	1.0	1.4	1.0	1.4	1.0	1.5
Standardized Approach	1.0	1.2	1.0	1.2	1.0	1.5

Impact of Changes on Citigroup and Citibank Leverage Ratios (Basel III Transition Arrangements)

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.5	0.5	0.4	0.3
Citibank	0.7	0.6	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At December 31, 2017, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $11.0 billion, which exceeded the minimum requirement by $9.0 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $18.1 billion at December 31, 2017, which exceeded the PRA's minimum regulatory capital requirements.

In addition, certain of Citi’s other broker-dealer
subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at December 31, 2017.

Basel III (Full Implementation)

Citigroup’s Capital Resources Under Basel III
(Full Implementation)
Citi currently estimates that its effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratio requirements under the U.S. Basel III rules, on a fully implemented basis, inclusive of the 2.5% Capital Conservation Buffer and the Countercyclical Capital Buffer at its current level of 0%, as well as an expected 3.0% GSIB surcharge, may be 10.0%, 11.5% and 13.5%, respectively.
Further, under the U.S. Basel III rules, Citi must also comply with a 4.0% minimum Tier 1 Leverage ratio requirement and an effective 5.0% minimum Supplementary Leverage ratio requirement.

The following tables set forth the capital tiers, total risk-weighted assets and underlying risk components, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios, assuming full implementation under the U.S. Basel III rules, for Citi as of December 31, 2017 and December 31, 2016.
At December 31, 2017, Citi’s constraining Common Equity Tier 1 Capital and Tier 1 Capital ratios were those derived under the Basel III Standardized Approach, whereas Citi’s binding Total Capital ratio was that resulting from application of the Basel III Advanced Approaches framework. Further, each of Citi’s risk-based capital ratios was constrained by the Basel III Advanced Approaches framework for all periods prior to June 30, 2017.

Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	December 31, 2017		December 31, 2016
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$142,822	$142,822	$149,516	$149,516
Tier 1 Capital	162,377	162,377	169,390	169,390
Total Capital (Tier 1 Capital + Tier 2 Capital)	187,877	199,989	193,160	205,975
Total Risk-Weighted Assets	1,152,644	1,155,099	1,189,680	1,147,956
Credit Risk	$767,102	$1,089,372	$796,399	$1,083,428
Market Risk	65,003	65,727	64,006	64,528
Operational Risk	320,539	—	329,275	—
Common Equity Tier 1 Capital ratio(1)(2)	12.39%	12.36%	12.57%	13.02%
Tier 1 Capital ratio(1)(2)	14.09	14.06	14.24	14.76
Total Capital ratio(1)(2)	16.30	17.31	16.24	17.94

In millions of dollars, except ratios	December 31, 2017	December 31, 2016
Quarterly Adjusted Average Total Assets(3)	$1,868,326	$1,761,923
Total Leverage Exposure(4)	2,432,491	2,345,391
Tier 1 Leverage ratio(2)	8.69%	9.61%
Supplementary Leverage ratio(2)	6.68	7.22

(1)
As of December 31, 2017, Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework. As of December 31, 2016, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

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

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 12.4% at December 31, 2017, compared to 13.0% at September 30, 2017 and 12.6% at December 31, 2016. The ratio declined quarter-over-quarter and year-over-year, primarily due to a reduction in Common Equity Tier 1 Capital resulting from the return of capital to common shareholders as well as the impact of Tax Reform.

Components of Citigroup Capital Under Basel III (Full Implementation)

In millions of dollars	December 31, 2017	December 31, 2016
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$181,671	$206,051
Add: Qualifying noncontrolling interests	153	129
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(2)	(698)	(560)
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)	(721)	(61)
Less: Intangible assets:
Goodwill, net of related DTLs(4)	22,052	20,858
Identifiable intangible assets other than MSRs, net of related DTLs	4,401	4,876
Less: Defined benefit pension plan net assets	896	857
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(5)	13,072	21,337
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(5)(6)	—	9,357
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$142,822	$149,516
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$19,069	$19,069
Qualifying trust preferred securities(7)	1,377	1,371
Qualifying noncontrolling interests	61	28
Regulatory Capital Deductions:
Less: Permitted ownership interests in covered funds(8)	900	533
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	52	61
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$19,555	$19,874
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$162,377	$169,390
Tier 2 Capital
Qualifying subordinated debt	$23,673	$22,818
Qualifying trust preferred securities(10)	329	317
Qualifying noncontrolling interests	50	36
Eligible allowance for credit losses(11)	13,612	13,475
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	52	61
Total Tier 2 Capital (Standardized Approach)	$37,612	$36,585
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$199,989	$205,975
Adjustment for excess of eligible credit reserves over expected credit losses(11)	$(12,112)	$(12,815)
Total Tier 2 Capital (Advanced Approaches)	$25,500	$23,770
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$187,877	$193,160

(1)
Issuance costs of $184 million related to noncumulative perpetual preferred stock outstanding at December 31, 2017 and December 31, 2016 are excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(5)
Of Citi’s $22.5 billion of net DTAs at December 31, 2017, $10.2 billion were includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $12.3 billion were excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of December 31, 2017 was $13.1 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards, which was reduced by $0.8 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under full implementation of the U.S. Basel III rules; whereas DTAs arising from temporary differences are deducted from Common Equity Tier 1 Capital if in excess of 10%/15% limitations.

(6)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At December 31, 2017, none of these assets were in excess of the 10%/15% limitations. At December 31, 2016, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.

(7)	Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(8)
Banking entities are required to be in compliance with the Volcker Rule of the Dodd-Frank Act which prohibits conducting certain proprietary investment activities and limits their ownership of, and relationships with, covered funds. Accordingly, Citi is required by the Volcker Rule to deduct from Tier 1 Capital all permitted ownership interests in covered funds that were acquired after December 31, 2013.

(9)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(10)
Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the U.S. Basel III rules, which will be fully phased-out of Tier 2 Capital by January 1, 2022.

(11)
Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $1.5 billion and $0.7 billion at December 31, 2017 and December 31, 2016, respectively.

Citigroup Capital Rollforward Under Basel III (Full Implementation)

In millions of dollars	Three Months Ended December 31, 2017	Twelve Months Ended December 31, 2017
Common Equity Tier 1 Capital, beginning of period	$153,534	$149,516
Net loss	(18,893)	(6,798)
Common and preferred stock dividends declared	(1,160)	(3,808)
Net increase in treasury stock	(5,480)	(14,666)
Net change in common stock and additional paid-in capital	112	(35)
Net increase in foreign currency translation adjustment net of hedges, net of tax	(2,381)	(202)
Net increase in unrealized losses on securities AFS, net of tax	(990)	(359)
Net increase in defined benefit plans liability adjustment, net of tax	(843)	(1,019)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	3	91
Net increase in goodwill, net of related DTLs	(520)	(1,194)
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	9	475
Net increase in defined benefit pension plan net assets	(176)	(39)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	6,996	8,265
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	9,298	9,357
Other	3,313	3,238
Net decrease in Common Equity Tier 1 Capital	$(10,712)	$(6,694)
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$142,822	$142,822
Additional Tier 1 Capital, beginning of period	$19,315	$19,874
Net increase in qualifying trust preferred securities	3	6
Net change in permitted ownership interests in covered funds	228	(367)
Other	9	42
Net change in Additional Tier 1 Capital	$240	$(319)
Additional Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$19,555	$19,555
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$162,377	$162,377
Tier 2 Capital, beginning of period (Standardized Approach)	$37,490	$36,585
Net increase in qualifying subordinated debt	95	855
Net increase in eligible allowance for credit losses	14	137
Other	13	35
Net increase in Tier 2 Capital (Standardized Approach)	$122	$1,027
Tier 2 Capital, end of period (Standardized Approach)	$37,612	$37,612
Total Capital, end of period (Standardized Approach)	$199,989	$199,989

Tier 2 Capital, beginning of period (Advanced Approaches)	$25,346	$23,770
Net increase in qualifying subordinated debt	95	855
Net increase in excess of eligible credit reserves over expected credit losses	46	840
Other	13	35
Net increase in Tier 2 Capital (Advanced Approaches)	$154	$1,730
Tier 2 Capital, end of period (Advanced Approaches)	$25,500	$25,500
Total Capital, end of period (Advanced Approaches	$187,877	$187,877

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach with Full Implementation)

In millions of dollars	Three Months Ended December 31, 2017	Twelve Months Ended December 31, 2017
Total Risk-Weighted Assets, beginning of period	$1,182,918	$1,147,956
Changes in Credit Risk-Weighted Assets
Net increase in general credit risk exposures(1)	10,883	26,037
Net increase in repo-style transactions	4,071	19,489
Net change in securitization exposures	514	(5,669)
Net increase in equity exposures	493	2,332
Net decrease in over-the-counter (OTC) derivatives	(24,058)	(22,312)
Net decrease in other exposures(2)	(20,441)	(16,727)
Net increase in off-balance sheet exposures	203	2,794
Net change in Credit Risk-Weighted Assets	$(28,335)	$5,944
Changes in Market Risk-Weighted Assets
Net increase in risk levels	$1,091	$15,254
Net decrease due to model and methodology updates	(575)	(14,055)
Net increase in Market Risk-Weighted Assets	$516	$1,199
Total Risk-Weighted Assets, end of period	$1,155,099	$1,155,099

(1)	General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases.

(2)	Other exposures include cleared transactions, unsettled transactions, and other assets.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended December 31, 2017	Twelve Months Ended December 31, 2017
Total Risk-Weighted Assets, beginning of period	$1,169,142	$1,189,680
Changes in Credit Risk-Weighted Assets
Net change in retail exposures	994	(5,763)
Net increase in wholesale exposures	8,676	2,730
Net change in repo-style transactions	(2,097)	2,563
Net change in securitization exposures	2,139	(4,338)
Net increase in equity exposures	496	2,115
Net decrease in over-the-counter (OTC) derivatives	(1,724)	(6,733)
Net decrease in derivatives CVA	(3,533)	(3,616)
Net decrease in other exposures(1)	(19,416)	(14,801)
Net decrease in supervisory 6% multiplier(2)	(656)	(1,454)
Net decrease in Credit Risk-Weighted Assets	$(15,121)	$(29,297)
Changes in Market Risk-Weighted Assets
Net increase in risk levels	$1,210	$15,052
Net decrease due to model and methodology updates	(575)	(14,055)
Net increase in Market Risk-Weighted Assets	$635	$997
Net decrease in Operational Risk-Weighted Assets	$(2,012)	$(8,736)
Total Risk-Weighted Assets, end of period	$1,152,644	$1,152,644

(1)	Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories, and non-material portfolios.

(2)	Supervisory 6% multiplier does not apply to derivatives CVA.

Total risk-weighted assets under the Basel III Standardized Approach increased from year-end 2016 substantially due to higher credit risk-weighted assets, primarily resulting from corporate loan growth and increased repo-style transaction activity, partially offset by a decrease in OTC derivative trade activity and a reduction in Citi’s deferred tax assets as a result of Tax Reform.
Total risk-weighted assets under the Basel III Advanced Approaches decreased from year-end 2016, driven by substantially lower credit and operational risk-weighted assets. The decrease in credit risk-weighted assets was primarily due to a reduction in Citi’s deferred tax assets as a result of Tax Reform, changes in fair value and improved portfolio credit quality of OTC derivatives, residential mortgage loan sales and repayments, and divestitures of certain legacy assets. Operational risk-weighted assets decreased from year-end 2016 primarily due to assessed improvements in the business environment and risk controls, as well as changes in operational loss severity and frequency.

Supplementary Leverage Ratio
Citigroup’s Supplementary Leverage ratio was 6.7% for the fourth quarter of 2017, compared to 7.1% for the third quarter of 2017 and 7.2% for the fourth quarter of 2016. The decline in the ratio quarter-over-quarter was principally driven by a reduction in Tier 1 Capital resulting from the return of $6.3 billion of capital to common shareholders as well as the impact of Tax Reform. The decline in the ratio from the fourth quarter of 2016 was largely attributable to a reduction in Tier 1 Capital resulting from the return of $17.1 billion of capital to common shareholders as well as the impact of Tax Reform, in conjunction with an increase in Total Leverage Exposure primarily due to growth in average on-balance sheet assets.
The following table sets forth Citi’s Supplementary Leverage ratio and related components, assuming full implementation under the U.S. Basel III rules, for the three months ended December 31, 2017 and December 31, 2016.

Citigroup Basel III Supplementary Leverage Ratio and Related Components (Full Implementation)

In millions of dollars, except ratios	December 31, 2017	December 31, 2016
Tier 1 Capital	$162,377	$169,390
Total Leverage Exposure (TLE)
On-balance sheet assets(1)	$1,909,699	$1,819,802
Certain off-balance sheet exposures:(2)
Potential future exposure on derivative contracts	191,555	211,009
Effective notional of sold credit derivatives, net(3)	59,207	64,366
Counterparty credit risk for repo-style transactions(4)	27,005	22,002
Unconditionally cancelable commitments	67,644	66,663
Other off-balance sheet exposures	218,754	219,428
Total of certain off-balance sheet exposures	$564,165	$583,468
Less: Tier 1 Capital deductions	41,373	57,879
Total Leverage Exposure	$2,432,491	$2,345,391
Supplementary Leverage ratio	6.68%	7.22%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(3)
Under the U.S. Basel III rules, banking organizations are required to include in TLE the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(4)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

Citibank’s Supplementary Leverage ratio, assuming full implementation under the U.S. Basel III rules, was 6.6% for the fourth quarter of 2017, compared to 6.7% for the third quarter of 2017 and 6.6% for the fourth quarter of 2016. The quarter-over-quarter decrease was primarily driven by a reduction in Tier 1 Capital resulting from the impact of Tax Reform, partially offset by capital contributions from Citibank’s parent, Citicorp, as well as a decrease in Total Leverage Exposure primarily due to a decline in potential future exposure on derivative contracts. The ratio remained unchanged from the fourth quarter of 2016, as an increase in Tier 1 Capital was offset by an increase in Total Leverage Exposure.

Regulatory Capital Standards Developments
The Basel Committee on Banking Supervision (Basel Committee) issued several proposed and final rules during 2017, the most significant of which was designed to address final revisions or enhancements to the Basel III capital framework.

Basel III: Finalizing Post-Crisis Regulatory Capital Reforms
In December 2017, the Basel Committee issued a rule that finalizes several outstanding Basel III post-crisis regulatory capital reforms. The reforms, which generally become effective in 2022, relate to the methodologies in deriving credit and operational risk-weighted assets, the imposition of a new aggregate output floor for risk-weighted assets, and revisions to the leverage ratio framework.
The final rule, in part, revises the Standardized Approach in measuring credit risk-weighted assets with respect to certain on-balance sheet assets, such as in relation to the risk-weighting methodologies employed with respect to bank, corporate, and real estate (both residential and commercial) exposures; the treatment of off-balance sheet commitments; and aspects of the credit risk mitigation framework. Moreover, the final rule permits the use of external credit ratings combined with due diligence requirements in the calculation of credit risk-weighted assets for exposures to banks and corporates, while also providing alternative approaches for jurisdictions that do not allow the use of external credit ratings for risk-based capital purposes, such as the U.S.
The final rule also revises the internal ratings-based (IRB) approaches, in part, by prohibiting the use of such approaches for so-called “low default” exposures, including those to banks and other financial institutions, as well as large corporations. Further, the final rule also prohibits the use of the IRB approaches for equity exposures in the banking book. Additionally, for other exposures where the IRB approaches are still permissible, the final rule establishes floors by exposure type regarding the estimation of certain model parameters used in the derivation of credit risk-weighted assets, and also provides greater specification as to permissible parameter estimation practices under the IRB approaches.
Apart from credit risk, the final rule substantially revises the operational risk capital framework applicable to the Advanced Approaches for calculating risk-weighted assets by introducing the Standardized Measurement Approach (SMA). Operational risk capital is derived under the SMA through the combination of two components: a so-called “Business Indicator Component” and a “Loss Component.” The Business Indicator Component, primarily reflective of various income statement elements (i.e., a modified gross income indicator), is calculated as the sum of the three-year average of its components. The Loss Component reflects the operational loss exposure of a banking organization that can be inferred from internal loss experience, and is based on a 10-year average.
To reduce excessive variability with respect to risk-weighted assets, and to therefore enhance the comparability of risk-based capital ratios, the final rule establishes a floor requirement that is to be applied to total risk-weighted assets. More specifically, the risk-weighted assets that banks must use to determine compliance with risk-based capital requirements must be calculated as the maximum of (i) total risk-weighted assets calculated using the approaches that the bank has supervisory approval to use in accordance with the Basel III capital framework (including both standardized and internally-modeled based approaches), and (ii) 72.5% of the total risk-weighted assets, calculated using only standardized approaches.
Lastly, the final rule revises the design and calibration of the Basel III leverage ratio (similar to the U.S. Basel III Supplementary Leverage ratio). Among the revisions are those with respect to the exposure measure (i.e., the denominator of the ratio) in relation to the treatment of derivative exposures, provisions, and off-balance sheet exposures.
Although the U.S. banking agencies subsequently issued a statement announcing support for these finalized Basel III reforms, further indicating that they will “consider how to appropriately apply these revisions,” significant uncertainty nonetheless currently exists with regard to the manner and timeframe in which these Basel III capital reforms will be implemented in the U.S.

Pillar 3 Disclosure Requirements—Consolidated and
Enhanced Framework
In March 2017, the Basel Committee issued a final rule
that adopts further revisions arising from the second phase of its review of the “Pillar 3” disclosure requirements, and which builds on the initial revisions from phase one of the review, which were finalized in January 2015.
The final rule consolidates all existing Basel Committee disclosure requirements into the Pillar 3 framework, with these constituting the disclosure requirements regarding the composition of capital, leverage ratio, Liquidity Coverage Ratio, Net Stable Funding Ratio, indicators for measuring the global systemic importance of banks, Countercyclical Capital Buffer, interest rate risk in the banking book, and remuneration. Moreover, the final rule introduces enhancements to the Pillar 3 framework, in part, by incorporating a “dashboard” of a banking organization’s key regulatory capital and liquidity metrics. The final rule also sets forth revisions and additions to the Pillar 3 framework resulting from ongoing reforms to the regulatory capital framework, including incorporating disclosure requirements arising from the Financial Stability Board’s total loss-absorbing capacity (TLAC) regime applicable to global systemically important banks (GSIBs), and revised disclosure requirements for market risk attributable to the revised market risk framework.
The Basel Committee announced in the final rule that it had commenced the third phase of its review of “Pillar 3” disclosure requirements, which will build further upon the revisions arising from the second phase of its review. Among other requirements, the third phase will include development of any disclosure requirements arising from the finalization of the Basel III post-crisis regulatory reforms.
Citi is currently subject to the Advanced Approaches disclosure requirements, as well as those with respect to market risk, under the U.S. Basel III rules. The U.S. banking agencies may revise the nature and extent of these disclosure requirements in the future, as a result of the Basel Committee’s revised Pillar 3 disclosure requirements.

Regulatory Treatment of Accounting Provisions for Expected Credit Losses—Interim Approach and Transitional Arrangements
In March 2017, the Basel Committee issued a final rule that retains, for an interim period, the current Basel III treatment, under both the Standardized Approach and Internal Ratings-Based Approaches, applicable to accounting provisions for credit losses. Such measure is in recognition of the promulgation by both the International Accounting Standards Board and more recently the U.S. Financial Accounting Standards Board of new accounting pronouncements (IFRS 9, “Financial Instruments,” and ASU No. 2016-13, “Financial Instruments—Credit Losses,” respectively) regarding the impairment of financial assets and adoption of provisioning standards which incorporate forward-looking assessments in the estimation of expected credit losses, which represents a substantial departure from the recognition of credit losses under the current incurred loss model. Measuring the impairment of loans and other financial assets under expected credit loss models may result in earlier recognition of, and higher accounting provisions for, credit losses, and consequently may increase volatility in regulatory capital. The current Basel III treatment is being retained so as to afford the Basel Committee additional time in which to thoroughly consider and develop a permanent regulatory capital treatment with respect to accounting provisions for expected credit losses.
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

Revised Assessment Framework for Global Systemically Important Banks
In March 2017, the Basel Committee issued a consultative document which proposes revisions to the framework for assessing the global systemic importance of banks. The current framework employed by the Basel Committee as to the identification of GSIBs and the assessment of a surcharge is based primarily on quantitative measurement indicators underlying five equally weighted broad categories of systemic importance: (i) size, (ii) interconnectedness, (iii) cross-jurisdictional activity, (iv) substitutability/financial institution infrastructure, and (v) complexity. With the exception of size, each of the other categories is composed of multiple indicators, amounting to 12 indicators in total.
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
In contrast, a U.S. bank holding company that is designated a GSIB under the Federal Reserve Board’s rule is required, on an annual basis, to calculate a surcharge using two methods, and is subject to the higher of the resulting two surcharges. The first method (“method 1”) is based on the same five broad categories of systemic importance resident under the Basel Committee’s framework to identify a GSIB and derive a surcharge. Under the second method (“method 2”), the substitutability category is replaced with a quantitative measure intended to assess the extent of a GSIB’s reliance on short-term wholesale funding.
Accordingly, if the Federal Reserve Board were to adopt the Basel Committee’s proposed revisions with respect to the U.S. GSIB framework, Citi’s method 1 GSIB surcharge could potentially increase, while its method 2 GSIB surcharge would remain unchanged. Further, while it is currently estimated that under these circumstances method 2 would remain Citi’s binding constraint for GSIB surcharge purposes, nonetheless an increase in Citi’s method 1 GSIB surcharge could impact the extent to which Citi satisfies certain TLAC minimum requirements in the future.

Revisions to the Securitization Framework
In July 2017, the Basel Committee issued two consultative documents: one which establishes criteria for identifying “simple, transparent, and comparable” (STC) short-term securitizations, and another which provides for an alternative, and potentially preferential, regulatory capital treatment for short-term securitizations identified as STC. The Basel Committee had previously issued criteria solely for identifying STC securitizations in July 2015, and also previously issued an alternative regulatory capital treatment for STC securitizations in July 2016. The July 2017 consultative documents, however, introduce identification criteria and regulatory capital treatments that are uniquely tailored to short-term securitizations, with a focus on exposures related to asset-backed commercial paper conduits.

The U.S. banking agencies may revise the regulatory capital treatment of STC short-term securitizations in the future, based upon any revisions adopted by the Basel Committee.
Identification and Management of Step-in Risk
In October 2017, the Basel Committee issued final guidelines regarding the identification and management of so-called “step-in risk,” which is defined as “the risk that a bank decides to provide financial support to an unconsolidated entity that is facing stress, in the absence of, or in excess of, any contractual obligations to provide such support.” The guidelines establish a framework to be used by banks for conducting a self-assessment of step-in risk, which would also be reported to each bank’s respective national supervisors. The self-assessment of step-in risk should consider the risk characteristics of certain unconsolidated entities, as well as the bank’s relationship to such entities. The framework, however, does not require any additional regulatory capital or liquidity charges beyond the current Basel III rules.
The Basel Committee expects the guidelines to be enacted by member jurisdictions no later than 2020. The U.S. banking agencies may issue guidelines regarding the identification and measurement of step-in risk in the future, as a result of the Basel Committee’s guidelines.

Tangible Common Equity, Tangible Book Value Per Share, Book Value Per Share and Returns on Equity
Tangible common equity (TCE), as defined by Citi, represents common equity less goodwill and other intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE, tangible book value per share and returns on average TCE are non-GAAP financial measures. Citi believes these capital metrics provide alternative measures of capital strength and performance and are commonly used by investors and industry analysts.

In millions of dollars or shares, except per share amounts	December 31, 2017	December 31, 2016
Total Citigroup stockholders’ equity	$200,740	$225,120
Less: Preferred stock	19,253	19,253
Common stockholders’ equity	$181,487	$205,867
Less:
Goodwill	22,256	21,659
Intangible assets (other than MSRs)	4,588	5,114
Goodwill and intangible assets (other than MSRs) related to assets held-for-sale (HFS)	32	72
Tangible common equity (TCE)	$154,611	$179,022
Common shares outstanding (CSO)	2,569.9	2,772.4
Book value per share (common equity/CSO)	$70.62	$74.26
Tangible book value per share (TCE/CSO)	60.16	64.57
In millions of dollars	Year ended December 31, 2017(1)	Year ended December 31, 2016
Net income less preferred dividends	$14,583	$13,835
Average common stockholders’ equity	$207,747	$209,629
Average TCE	$180,458	$182,135
Less: Average net DTAs excluded from Common Equity Tier 1 Capital(2)	28,569	29,013
Average TCE, excluding net DTAs excluded from Common Equity Tier 1 Capital	$151,889	$153,122
Return on average common stockholders’ equity	7.0%	6.6%
Return on average TCE (ROTCE)(3)	8.1	7.6
Return on average TCE, excluding net DTAs excluded from Common Equity Tier 1 Capital	9.6	9.0

(1)	Year ended December 31, 2017 excludes the impact of Tax Reform. For a reconciliation of these measures, see “Impact of Tax Reform” above.

(2)	Represents average net DTAs excluded in arriving at Common Equity Tier 1 Capital under full implementation of the U.S. Basel III rules.

(3)	ROTCE represents net income available to common shareholders as a percentage of average TCE.

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

STRATEGIC RISKS

Citi’s Ability to Return Capital to Common Shareholders Consistent with Its Capital Optimization Efforts Substantially Depends on the CCAR Process and the Results of Regulatory Stress Tests.
In addition to Board of Director approval, Citi’s ability to return capital to its common shareholders consistent with its capital optimization efforts, whether through its common stock dividend or through a share repurchase program, substantially depends on regulatory approval, including through the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. For additional information on Citi’s return of capital to common shareholders in 2017 as well as the CCAR process and supervisory stress test requirements, see “Capital Resources—Overview” and “Capital Resources—Stress Testing Component of Capital Planning” above.
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
Moreover, in 2016, senior officials at the Federal Reserve Board indicated that the Board was considering integration of the annual stress testing requirements with ongoing regulatory capital requirements. While there has been no formal proposal from the Federal Reserve Board to date, changes to the stress testing regime being discussed, among others, include introduction of a firm-specific “stress capital buffer” (SCB), which would be equal to the maximum decline in a firm’s Common Equity Tier 1 Capital ratio under a severely adverse scenario over a nine-quarter CCAR measurement period, subject to a minimum requirement of 2.5%. Accordingly, a firm’s SCB would change annually based on its stress test results in the prior year. Officials discussed the idea that the SCB would replace the capital conservation buffer in both the firm’s ongoing regulatory capital requirements and as part of the floor for capital distributions in the CCAR process. Federal Reserve Board senior officials also noted that introduction of the SCB would have the effect of incorporating a firm’s then-effective GSIB surcharge into its post-stress test minimum capital requirements, which the Board has previously indicated it is considering.
Although various uncertainties exist regarding the extent of, and the ultimate impact to Citi from, these changes to the Federal Reserve Board’s stress testing and CCAR regimes, these changes would likely increase the level of capital Citi is required to hold, thus potentially impacting the extent to which Citi is able to return capital to shareholders.

Citi, Its Management and Businesses Must Continually Review, Analyze and Successfully Adapt to Ongoing Regulatory and Other Uncertainties and Changes in the U.S. and Globally.
Despite the adoption of final regulations in numerous areas impacting Citi and its businesses over the past several years, Citi, its management and businesses continually face ongoing regulatory uncertainties and changes, both in the U.S. and globally. While the areas of ongoing regulatory uncertainties and changes facing Citi are too numerous to list completely, various examples include, but are not limited to (i) uncertainties and potential fiscal, monetary and regulatory changes arising from the U.S. Presidential administration and Congress; (ii) potential changes to various aspects of the regulatory capital framework applicable to Citi (see the CCAR risk factor and “Capital Resources—Regulatory Capital Standards Developments” above); and (iii) the terms of and other uncertainties resulting from the U.K.’s potential exit from the European Union (EU) (see the macroeconomic challenges and uncertainties risk factor below).
Ongoing regulatory uncertainties and changes make Citi’s and its management’s long-term business, balance sheet and budget planning difficult or subject to change. For example, the U.S. Presidential administration has discussed various changes to certain regulatory requirements, which would require ongoing assessment by management as to the impact to Citi, its businesses and business planning. Business planning is required to be based on possible or proposed rules or outcomes, which can change dramatically upon finalization, or upon implementation or interpretive guidance from numerous regulatory bodies worldwide, and such guidance can change.
Moreover, U.S. and international regulatory initiatives have not always been undertaken or implemented on a coordinated basis, and areas of divergence have developed and continue to develop with respect to the scope, interpretation, timing, structure or approach, leading to inconsistent or even conflicting regulations, including within a single jurisdiction. For example, in 2016, the European Commission proposed to introduce a new requirement for major banking groups headquartered outside the EU (which would include Citi) to establish an intermediate EU holding company where the foreign bank has two or more institutions (broadly meaning banks, broker-dealers and similar financial firms) established in the EU. While the proposal mirrors an existing U.S. requirement for non-U.S. banking organizations to form U.S. intermediate holding companies, if adopted, it could lead to additional complexity with respect to Citi’s resolution planning, capital and liquidity allocation and efficiency in various jurisdictions. Regulatory changes have also significantly increased Citi’s compliance risks and costs (see the implementation and interpretation of regulatory changes risk factor below).

Citi’s Ability to Utilize Its DTAs, and Thus Reduce the Negative Impact of the DTAs on Citi’s Regulatory Capital, Will Be Driven by Its Ability to Generate U.S. Taxable Income and by the Provisions of and Guidance Issued in Connection with Tax Reform.
At December 31, 2017, after the $22.6 billion remeasurement of DTAs due to the impact of Tax Reform, Citi’s net DTAs were $22.5 billion, net of a valuation allowance of $9.4 billion, of which $12.3 billion was excluded from Citi’s Common Equity Tier 1 Capital, on a fully implemented basis, under the U.S. Basel III rules (for additional information, see “Capital Resources—Components of Citigroup Capital Under Basel III (Advanced Approaches with Full Implementation)” above). Of the net DTAs at December 31, 2017, $7.6 billion related to foreign tax credit carry-forwards (FTCs), net of a valuation allowance. The carry-forward utilization period for FTCs is 10 years and represents the most time-sensitive component of Citi’s DTAs. The FTC carry-forwards at December 31, 2017 expire over the period of 2018–2027. Citi must utilize any FTCs generated in the then-current year tax return prior to utilizing any carry-forward FTCs.
The accounting treatment for realization of DTAs, including FTCs, is complex and requires significant judgment and estimates regarding future taxable earnings in the jurisdictions in which the DTAs arise and available tax planning strategies. Citi’s ability to utilize its DTAs, including the FTC components, will be dependent upon Citi’s ability to generate U.S. taxable income in the relevant tax carry-forward periods. Failure to realize any portion of the DTAs would also have a corresponding negative impact on Citi’s net income.
Citi expects transitional guidance from the U.S. Department of the Treasury (U.S. Treasury) in 2018 regarding the required allocation of existing FTC carry-forwards to the appropriate FTC baskets as redefined by Tax Reform. The U.S. Treasury is also expected to provide transitional guidance that addresses the allocation of the overall domestic loss (ODL) to these FTC baskets. An ODL allows a company to recharacterize domestic income as income from sources outside the U.S., which enables a taxpayer to use FTC carry-forwards and FTCs generated in future years, assuming the generation of sufficient U.S. taxed income. If the guidance issued by the U.S. Treasury differs from Citi’s assumptions, the valuation allowance against Citi’s FTC carry-forwards would increase or decrease, depending upon the guidance received. Citi’s net income would change by a corresponding amount. However, a change in recognized FTC carry-forwards would not impact Citi’s regulatory capital, given that such amounts are already fully disallowed.
Citi does not expect to be subject to the Base Erosion Anti-Abuse Tax (BEAT) added by Tax Reform. However, U.S. Treasury guidance regarding BEAT could affect Citi’s decisions as to how to structure its non-U.S. operations, possibly in a less cost efficient manner. In addition, if BEAT were to be applicable to Citi in any given year, it could have a significantly adverse effect on both Citi’s net income and regulatory capital.
For additional information on the impact of Tax Reform and on Citi’s DTAs, including the FTCs, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below and Notes 1 and 9 to the Consolidated Financial Statements.

Citi’s Interpretation or Application of the Complex Tax Laws to Which It Is Subject Could Differ from Those of the Relevant Governmental Authorities, Which Could Result in the Payment of Additional Taxes, Penalties or Interest.
Citi is subject to the various tax laws of the U.S. and its states and municipalities, as well as the numerous non-U.S. jurisdictions in which it operates. These tax laws are inherently complex and Citi must make judgments and interpretations about the application of these laws, including Tax Reform as mentioned above, to its entities, operations and businesses. Citi’s interpretations and application of the tax laws, including with respect to Tax Reform, withholding tax obligations and stamp and other transactional taxes, could differ from that of the relevant governmental taxing authority, which could result in the payment of additional taxes, penalties or interest, which could be material.

Citi’s Ongoing Investments and Efficiency Initiatives May Not Be as Successful as It Projects or Expects.
Citi continues to make important investments to streamline its infrastructure and improve its client experience. For example, Citi has been investing in higher return businesses, including the U.S. cards and wealth management businesses in Global Consumer Banking as well as certain businesses in Institutional Clients Group, such as equities. Citi continues to invest in its technology systems to enhance its digital capabilities across the franchise. In addition, in 2016, Citi announced a more than $1 billion investment in Citibanamex that is expected to be completed by 2020. Citi’s investment strategy will likely continue to evolve and change as its business strategy and priorities change. Citi also has been pursuing efficiency savings through its technology and digital initiatives, location strategy and organizational simplification.
These investments and efficiency initiatives are being undertaken as part of Citi’s overall strategy to meet operational and financial objectives and targets, including earnings growth expectations. There is no guarantee that these or other initiatives Citi may pursue in its businesses or operations will be as productive or effective as Citi expects, or at all. Further, Citi’s ability to achieve expected returns on its investments and costs savings depends, in part, on factors that it cannot control, such as macroeconomic conditions, customer and client reactions and ongoing regulatory changes, among others.

Citi Has Co-Branding and Private Label Credit Card Relationships with Various Retailers and Merchants and the Failure to Maintain These Relationships Could Have a Negative Impact on Citi’s Results of Operations or Financial Condition.
Citi has co-branding and private label relationships through its Citi-branded cards and Citi retail services credit card businesses with various retailers and merchants globally in the ordinary course of business whereby Citi issues credit cards to customers of the retailers or merchants. Citi’s co-branding and private label agreements provide for shared economics between the parties and generally have a fixed term. The five largest relationships constituted an aggregate of approximately 11% of Citi’s revenues for 2017.
These relationships could be negatively impacted due to, among other things, declining sales and revenues or other difficulties of the retailer or merchant, termination due to a breach by Citi, the retailer or merchant of its responsibilities, or external factors, including bankruptcies, liquidations, restructurings, consolidations and other similar events. Over the last several years, a number of retailers in the U.S. have continued to experience declining sales, which has resulted in significant numbers of store closures and, in a number of cases, bankruptcies, as retailers attempt to cut costs and compete with online retailers. In addition, as has been widely reported, competition among card issuers, including Citi, for these relationships is significant, and it has become increasingly difficult in recent years to maintain such relationships on the same terms or at all. While various mitigating factors could be available to Citi if any of these events were to occur—such as by replacing the retailer or merchant or offering other card products—such events could negatively impact Citi’s results of operations or financial condition, including as a result of loss of revenues, higher cost of credit, impairment of purchased credit card relationships and contract-related intangibles or other losses (for information on Citi’s credit card related intangibles generally, see Note 16 to the Consolidated Financial Statements).

Macroeconomic and Geopolitical Challenges and Uncertainties Globally Could Have a Negative Impact on Citi’s Businesses and Results of Operations.
Citi has experienced, and could experience in the future, negative impacts to its businesses and results of operations as a result of macroeconomic and geopolitical challenges, uncertainties and volatility. As a result of a 2016 U.K. referendum, the U.K. triggered Article 50 in March 2017, beginning the two-year period in which the U.K. will negotiate its exit from the EU. Since then, numerous uncertainties have arisen, including, among others, (i) potential changes to Citi’s legal entity and booking model strategy and/or structure in both the U.K. and the EU based on the outcome of negotiations relating to the regulation of financial services; (ii) the potential impact of the exit to the U.K. and European economies and other financial markets; and (iii) the potential impact to Citi’s exposures to counterparties as a result of any economic slowdown in the U.K. or Europe.
In addition, governmental fiscal and monetary actions, or expected actions, such as changes in the federal funds rate and any balance sheet normalization program implemented by the Federal Reserve Board or other central banks, could impact interest rates, economic growth rates, the volatilities of global financial markets, foreign exchange rates and capital flows among countries. Although Citi estimates its overall net interest revenue would generally increase due to higher interest rates, higher rates could adversely affect Citi’s funding costs, levels of deposits in its consumer and institutional businesses and certain business or product revenues. Also, the U.S. Presidential administration has indicated it may pursue protectionist trade and other policies, which could result in additional macroeconomic and/or geopolitical challenges, uncertainties and volatilities. Further, the economic and fiscal situations of certain European countries have remained fragile, and concerns and uncertainties remain in Europe over the potential exit of additional countries from the EU.
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

Citi’s Presence in the Emerging Markets Subjects It to Various Risks as well as Increased Compliance and Regulatory Risks and Costs.
During 2017, emerging markets revenues accounted for approximately 36% of Citi’s total revenues (Citi generally defines emerging markets as countries in Latin America, Asia (other than Japan, Australia and New Zealand), Central and Eastern Europe, the Middle East and Africa).
Citi’s presence in the emerging markets subjects it to a number of risks, including sovereign volatility, political events, foreign exchange controls, limitations on foreign investment, sociopolitical instability (including from hyper-inflation), fraud, nationalization or loss of licenses, business restrictions, sanctions or asset freezes, potential criminal charges, closure of branches or subsidiaries and confiscation of assets. For example, Citi operates in several countries that have, or have had in the past, strict foreign exchange controls, such as Argentina, that limit its ability to convert local currency into U.S. dollars and/or transfer funds outside the country. In prior years, Citi has also discovered fraud in certain emerging markets in which it operates. Political turmoil and other instability have occurred in certain regions and countries, including Asia, the Middle East and Latin America, which have required management time and attention in prior years (e.g., monitoring the impact of sanctions on the Venezuelan and other countries’ economies as well as Citi’s businesses and results of operations).
Citi’s emerging markets presence also increases its compliance and regulatory risks and costs. For example, Citi’s operations in emerging markets, including facilitating cross-

border transactions on behalf of its clients, subject it to higher compliance risks under U.S. regulations primarily focused on various aspects of global corporate activities, such as anti-money laundering regulations and the Foreign Corrupt Practices Act. These risks can be more acute in less-developed markets and thus require substantial investment in compliance infrastructure or could result in a reduction in certain of Citi’s business activities. Any failure by Citi to comply with applicable U.S. regulations, as well as the regulations in the countries and markets in which it operates as a result of its global footprint, could result in fines, penalties, injunctions or other similar restrictions, any of which could negatively impact Citi’s results of operations and reputation.

Citi’s Inability in Its Resolution Plan Submissions to Address Any Deficiencies Identified or Future Guidance Provided by the Federal Reserve Board and FDIC Could Subject Citi to More Stringent Capital, Leverage or Liquidity Requirements, or Restrictions on Its Growth, Activities or Operations, and Could Eventually Require Citi to Divest Assets or Operations.
Title I of the Dodd-Frank Act requires Citi to prepare and submit a plan to the Federal Reserve Board and the FDIC for the orderly resolution of Citigroup (the bank holding company) and its significant legal entities, under the U.S. Bankruptcy Code in the event of future material financial distress or failure. Citi submitted its most recent resolution plan in July 2017. On December 19, 2017, the Federal Reserve and the FDIC informed Citi that (i) the agencies jointly decided that Citi’s 2017 resolution plan submission satisfactorily addressed the shortcomings identified in the 2015 resolution plan submission, and (ii) the agencies did not identify any deficiencies in the 2017 resolution plan submission. Citi’s next resolution plan submission is due July 1, 2019. For additional information on Citi’s 2017 resolution plan submission, see “Managing Global Risk—Liquidity Risk” below.
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
Citi’s performance and the performance of its individual businesses largely depends on the talents and efforts of its highly skilled employees. Specifically, Citi’s continued ability to compete in its businesses, to manage its businesses effectively and to continue to execute its overall global strategy depends on its ability to attract new employees and to retain and motivate its existing employees. If Citi is unable to continue to attract and retain the most highly qualified employees for any reason, Citi’s performance, including its competitive position, the successful execution of its overall strategy and its results of operations could be negatively impacted.
Citi’s ability to attract and retain employees depends on numerous factors, some of which are outside of its control. For example, the banking industry generally is subject to more stringent regulation of executive and employee compensation than other industries, including deferral and clawback requirements for incentive compensation. Citi often competes in the market for talent with entities that are not subject to such significant regulatory restrictions on the structure of incentive compensation. Other factors that could impact Citi’s ability to attract and retain employees include its culture, compensation, and the management and leadership of the company as well as its individual businesses, presence in the particular market or region at issue and the professional opportunities it offers.

U.S. and Non-U.S. Financial Services Companies and Others Pose Increasingly Competitive Challenges to Citi.
Citi operates in an increasingly competitive environment, which includes both financial and non-financial services firms. These companies compete on the basis of, among other factors, quality and type of products and services offered, price, technology and reputation. Citi competes with financial services companies in the U.S. and globally, which continually develop and introduce new products and services. In addition, in recent years, non-financial services firms, such as financial technology firms, have begun to offer services traditionally provided by financial institutions, such as Citi. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow money, save and invest. To the extent it is not able to effectively compete with these and other firms, Citi could be placed at a competitive disadvantage, which could result in loss of customers and market share, and its businesses, results of operations and financial condition could suffer. For additional information on Citi’s competitors, see the co-brand and private label cards risk factor above and “Supervision, Regulation and Other—Competition” below.

CREDIT RISKS

Concentrations of Risk Can Increase the Potential for Citi to Incur Significant Losses.
Concentrations of risk, particularly credit and market risk, can increase Citi’s risk of significant losses. As of year-end 2017, Citi’s most significant concentration of credit risk was with the U.S. government and its agencies, which primarily results from trading assets and investments issued by the U.S. government and its agencies (for additional information, including concentrations of credit risk to other public sector entities, see Note 23 to the Consolidated Financial Statements). Citi also routinely executes a high volume of securities, trading, derivative and foreign exchange transactions with counterparties in the financial services industry, including banks, insurance companies, investment banks, governments, central banks and other financial institutions.
As regulatory or market developments continue to lead to increased centralization of trading activity through particular clearing houses, central agents, exchanges or other financial market utilities, Citi could also experience an increase in concentration of risk to these industries. These concentrations of risk as well as the risk of failure of a large counterparty, central counterparty clearing house or financial market utility could limit the effectiveness of Citi’s hedging strategies and cause Citi to incur significant losses.

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
In addition, Citi’s costs to obtain and access secured funding and long-term unsecured funding are directly related to its credit spreads. Changes in credit spreads constantly occur and are market driven, including both external market factors and factors specific to Citi, and can be highly volatile.
Moreover, Citi’s ability to obtain funding may be impaired if other market participants are seeking to access the markets at the same time, or if market appetite is reduced, as is likely to occur in a liquidity or other market crisis. A sudden drop in market liquidity could also cause a temporary or lengthier dislocation of underwriting and capital markets activity. In addition, clearing organizations, regulators, clients and financial institutions with which Citi interacts may exercise the right to require additional collateral based on these market perceptions or market conditions, which could further impair Citi’s access to and cost of funding.
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
Moreover, credit ratings downgrades can have impacts that may not be currently known to Citi or are not possible to quantify. For example, some entities may have ratings limitations as to their permissible counterparties, of which Citi may or may not be aware. In addition, certain of Citi’s corporate customers and trading counterparties, among other clients, could re-evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi in response to ratings downgrades. Changes in customer and counterparty behavior could impact not only Citi’s funding and liquidity but also the results of operations of certain Citi businesses. For additional information on the potential impact of a reduction in Citi’s or Citibank’s credit ratings, see “Managing Global Risk—Liquidity Risk” below.

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
With the evolving proliferation of new technologies and the increasing use of the Internet, mobile devices and cloud technologies to conduct financial transactions, large global financial institutions such as Citi have been, and will continue to be, subject to an increasing risk of operational disruption or cyber or information security incidents from these activities (for additional information on cybersecurity risk, see the discussion below). These incidents are unpredictable and can arise from numerous sources, not all of which are in Citi’s control, including among others human error, fraud or malice on the part of employees, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other similar damage to Citi’s property or assets. These issues can also arise as a result of failures by third parties with which Citi does business, such as failures by Internet, mobile technology and cloud service providers or other vendors to adequately safeguard their systems and prevent system disruptions or cyber attacks.
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

Citi’s and Third Parties’ Computer Systems and Networks Have Been, and Will Continue to Be, Subject to an Increasing Risk of Continually Evolving, Sophisticated Cybersecurity Risks That Could Result in the Theft, Loss, Misuse or Disclosure of Confidential Client or Customer Information, Damage to Citi’s Reputation, Additional Costs to Citi, Regulatory Penalties, Legal Exposure and Financial Losses.
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
As further evidence of the increasing and potentially significant impact of cyber incidents, in 2017, a credit bureau reported a cyber incident that impacted sensitive information of an estimated 143 million consumers. In addition, in recent years, several U.S. retailers and financial institutions and other multinational companies reported cyber incidents that compromised customer data or resulted in theft of funds or theft or destruction of corporate information or other assets. Moreover, the U.S. government as well as several multinational companies reported cyber incidents in prior years that affected their computer systems resulting in the data of millions of customers and employees being compromised. These incidents have resulted in increased legislative and regulatory scrutiny of firms’ cybersecurity protection services and calls for additional laws and regulations to further enhance protection of consumers’ personal data.
While Citi has not been materially impacted by these reported or other cyber incidents, Citi has been subject to other intentional cyber incidents from external sources over the last several years, including (i) denial of service attacks, which attempted to interrupt service to clients and customers, (ii) data breaches, which obtained unauthorized access to customer account data and (iii) malicious software attacks on client systems, which attempted to allow unauthorized entrance to Citi’s systems under the guise of a client and the extraction of client data. While Citi’s monitoring and protection services were able to detect and respond to the incidents targeting its systems before they became significant, they still resulted in limited losses in some instances as well as increases in expenditures to monitor against the threat of similar future cyber incidents. There can be no assurance that such cyber incidents will not occur again, and they could occur more frequently and on a more significant scale.
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
Cyber incidents can result in the disclosure of personal, confidential or proprietary customer or client information, damage to Citi’s reputation with its clients and the market, customer dissatisfaction, additional costs (including credit costs) to Citi (such as repairing systems, replacing customer payment cards or adding new personnel or protection technologies), regulatory penalties, loss of revenues, exposure to litigation and other financial losses, including loss of funds, to both Citi and its clients and customers (for additional information on the potential impact from cyber incidents, see the operational systems risk factor above).
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
U.S. GAAP requires Citi to use certain assumptions and estimates in preparing its financial statements, including reserves related to litigation and regulatory exposures, valuation of DTAs, the estimate of the allowance for credit losses and the fair values of certain assets and liabilities, among other items. If Citi’s assumptions or estimates underlying its financial statements are incorrect or differ from actual future events, Citi could experience unexpected losses, some of which could be significant.
The Financial Accounting Standards Board (FASB) has issued several financial accounting and reporting standards that will govern key aspects of Citi’s financial statements or interpretations thereof when those standards become effective, including those areas where Citi is required to make assumptions or estimates. For example, the FASB’s new accounting standard on credit losses, which will become effective for Citi on January 1, 2020, will require earlier recognition of credit losses on financial assets. The new accounting model requires that lifetime “expected credit losses” on financial assets not recorded at fair value through net income, such as loans and held-to-maturity securities, be recorded at inception of the financial asset, replacing the multiple existing impairment models under U.S. GAAP that generally require that a loss be “incurred” before it is recognized (for additional information on this and other accounting standards, see “Significant Accounting Policies and Significant Estimates” below).
Changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB or other regulators, could present operational challenges and could require Citi to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. For additional information on the key areas for which assumptions and estimates are used in preparing Citi’s financial statements, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 27 to the Consolidated Financial Statements.

Citi May Incur Significant Losses and Its Regulatory Capital and Capital Ratios Could be Negatively Impacted if Its Risk Management Process, Strategies or Models Are Deficient or Ineffective.
Citi utilizes a broad and diversified set of risk management and mitigation processes and strategies, including the use of various risk models in analyzing and monitoring the various risks Citi assumes in conducting its activities. For example, Citi uses models as part of its various stress testing initiatives across Citi. Citi also relies on data to aggregate, assess and manage various risk exposures. Management of these risks is made even more challenging within a global financial institution such as Citi, particularly given the complex, diverse and rapidly changing financial markets and conditions in which Citi operates.
These processes, strategies and models are inherently limited because they involve techniques, including the use of historical data in many circumstances, and judgments that cannot anticipate every economic and financial outcome in the markets in which Citi operates, nor can they anticipate the specifics and timing of such outcomes. Citi could incur significant losses and its regulatory capital and capital ratios could be negatively impacted, if Citi’s risk management processes, including its ability to manage and aggregate data in a timely and accurate manner, strategies or models are deficient or ineffective. Such deficiencies or ineffectiveness could also result in inaccurate financial, regulatory or risk reporting.
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
As referenced above, over the past several years, Citi has been required to implement a significant number of regulatory changes across all of its businesses and functions, and these changes continue. In some cases, Citi’s implementation of a regulatory requirement is occurring simultaneously with changing or conflicting regulatory guidance, legal challenges or legislative action to modify or repeal existing rules or enact new rules. Moreover, in many cases, these are entirely new regulatory requirements or regimes, resulting in much uncertainty regarding regulatory expectations as to what is definitely required in order to be in compliance. Accompanying this compliance uncertainty is heightened regulatory scrutiny and expectations in the U.S. and globally for the financial services industry with respect to governance and risk management practices, including its compliance and regulatory risks (for a discussion of heightened regulatory expectations on “conduct risk” at, and the overall “culture” of, financial institutions such as Citi, see the legal and regulatory proceedings risk factor below). All of these factors have resulted in increased compliance risks and costs for Citi.
Examples of regulatory changes that have resulted in increased compliance risks and costs include (i) the Federal Reserve Board’s “total loss absorbing capacity” (TLAC) requirements, including consequences of a breach of the external long-term debt (LTD) requirement and the clean holding company requirements, given there are no cure periods for the requirements, and the new “anti-evasion” provision that authorizes the Federal Reserve Board to exclude from a bank holding company’s outstanding external LTD any debt having certain features that would, in the Board’s view, “significantly impair” the debt’s ability to absorb losses; (ii) the Volcker Rule, which requires Citi to maintain an extensive global compliance regime, including significant documentation to support the prohibition against proprietary trading; and (iii) a proliferation of laws relating to the limitation of cross-border data movement, including data localization and protection and privacy laws, which can conflict with or increase compliance complexity with respect to anti-money laundering laws.
Extensive compliance requirements can result in increased reputational and legal risks, as failure to comply with regulations and requirements, or failure to comply as expected, can result in enforcement and/or regulatory proceedings (for additional discussion, see the legal and regulatory proceedings risk factor below). In addition, increased and ongoing compliance requirements and uncertainties have resulted in higher costs for Citi. For example, Citi employed roughly 30,000 risk, regulatory and compliance staff as of year-end 2017, out of a total employee population of 209,000, compared to approximately 14,000 as of year-end 2008 with a total employee population of 323,000.

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
Moreover, U.S. and non-U.S. regulators have been increasingly focused on “conduct risk,” a term used to describe the risks associated with behavior by employees and agents, including third-party vendors utilized by Citi, that could harm clients, customers, investors or the markets, such as improperly creating, selling, marketing or managing products and services or improper incentive compensation programs with respect thereto, failures to safeguard a party’s personal information, or failures to identify and manage conflicts of interest. In addition to increasing Citi’s compliance and reputational risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and civil litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while Citi takes numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, customers, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms, including Citi. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in Citi’s culture, such focus could also lead to additional regulatory proceedings.
Further, the severity of the remedies sought in legal and regulatory proceedings to which Citi is subject has increased substantially in recent years. U.S. and certain international governmental entities have increasingly brought criminal actions against, or have sought criminal convictions from, financial institutions, and criminal prosecutors in the U.S. have increasingly sought and obtained criminal guilty pleas or deferred prosecution agreements against corporate entities and other criminal sanctions from those institutions. For example, in 2015, an affiliate of Citi pleaded guilty to an antitrust violation and paid a substantial fine to resolve a U.S.

Department of Justice investigation into Citi’s foreign exchange business practices. These types of actions by U.S. and international governmental entities may, in the future, have significant collateral consequences for a financial institution, including loss of customers and business, and the inability to offer certain products or services and/or operate certain businesses. Citi may be required to accept or be subject to similar types of criminal remedies, consent orders, sanctions, substantial fines and penalties, remediation and other financial costs or other requirements in the future, including for matters or practices not yet known to Citi, any of which could materially and negatively affect Citi’s businesses, business practices, financial condition or results of operations, require material changes in Citi’s operations or cause Citi reputational harm.
Further, many large claims—both private civil and regulatory—asserted against Citi are highly complex, slow to develop and may involve novel or untested legal theories. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings. Although Citi establishes accruals for its legal and regulatory matters according to accounting requirements, Citi’s estimates of, and changes to, these accruals involve significant judgment and may be subject to significant uncertainty, and the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued. In addition, certain settlements are subject to court approval and may not be approved.
For additional information relating to Citi’s legal and regulatory proceedings and matters, including Citi’s policies on establishing legal accruals, see Note 27 to the Consolidated Financial Statements.

Managing Global Risk Table of Contents

MANAGING GLOBAL RISK	66
Overview	66
CREDIT RISK(1)	70
Overview	70
Consumer Credit	71
Corporate Credit	79
Additional Consumer and Corporate Credit Details	82
Loans Outstanding	82
Details of Credit Loss Experience	83
Allowance for Loan Losses	85
Non-Accrual Loans and Assets and Renegotiated Loans	86
Forgone Interest Revenue on Loans	89
LIQUIDITY RISK	90
Overview	90
High-Quality Liquid Assets (HQLA)	91
Loans	91
Deposits	92
Long-Term Debt	92
Secured Funding Transactions and Short-Term Borrowings	95
Liquidity Monitoring and Measurement	97
Credit Ratings	98
MARKET RISK(1)	100
Overview	100
Market Risk of Non-Trading Portfolios	100
Net Interest Revenue at Risk	100
Interest Rate Risk of Investment Portfolios—Impact on AOCI	100
Changes in Foreign Exchange Rates—Impacts on AOCI and Capital	102
Interest Revenue/Expense and Net Interest Margin	103
Additional Interest Rate Details	105
Market Risk of Trading Portfolios	109
Factor Sensitivities	110
Value at Risk (VAR)	110
Stress Testing	114
OPERATIONAL RISK	115
COMPLIANCE RISK	115
CONDUCT RISK	116
LEGAL RISK	116
REPUTATIONAL RISK	116
STRATEGIC RISK	117
Country Risk	118

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
Risk management must be built on a foundation of ethical culture. Under Citi’s mission and value proposition, which was developed by Citi’s senior leadership and distributed throughout the Company, Citi strives to serve its clients as a trusted partner by responsibly providing financial services that enable growth and economic progress while earning and maintaining the public’s trust by constantly adhering to the highest ethical standards. As such, Citi asks all employees to ensure that their decisions pass three tests: they are in our clients’ interests, create economic value and are always systemically responsible. Additionally, Citi evaluates employees’ performance against behavioral expectations set out in Citi’s leadership standards, which were designed in part to effectuate Citi’s mission and value proposition. Other culture-related efforts in connection with conduct risk, ethics and leadership, escalation, and treating customers fairly help Citi to execute its mission and value proposition.
Citi’s Company-wide risk governance framework consists of the policies, procedures, and processes through which Citi identifies, measures, manages, monitors, reports and controls risks across the Company. It also emphasizes Citi’s risk culture and lays out standards, procedures and programs that are designed and undertaken to enhance the Company’s risk culture, embed this culture deeply within the organization, and give employees tools to make sound and ethical risk decisions and to escalate issues appropriately. The risk governance framework has been developed in alignment with the expectations of the Office of the Comptroller of the Currency (OCC) Heightened Standards. It is also aligned with the relevant components of the Basel Committee on Banking Supervision’s corporate governance principles for banks and relevant components of the Federal Reserve’s Enhanced Prudential Standards for Bank Holding Companies and Foreign Banking Organizations.
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
Citi’s risks are generally categorized and summarized as follows:

•	Credit risk is the risk of loss resulting from the decline in credit quality or failure of a borrower, counterparty, third party or issuer to honor its financial or contractual obligations.

•
Liquidity risk is the risk that the Company will not be able to efficiently meet both expected and unexpected current and future cash flow and collateral needs without adversely affecting either daily operations or financial condition of the Company. The risk may be exacerbated by the inability of the Company to access funding sources or monetize assets and the composition of liability funding and liquid assets.

•
Market risk is the risk of loss arising from changes in the value of Citi’s assets and liabilities resulting from changes in market variables, such as interest rates, exchange rates or credit spreads. Losses can be exacerbated by the presence of basis or correlation risks.

•
Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems, human factors, or from external events. It includes risk of failing to comply with applicable laws and regulations, but excludes strategic risk (see below). It also includes the reputation and franchise risk associated with business practices or market conduct in which Citi is involved as well as compliance, conduct and legal risks. Operational risk is inherent in Citi’s global business activities, as well as related support, and can result in losses arising from events related to fraud, theft and unauthorized activity; employment practices and workplace environment; clients, products and business practices; physical assets and infrastructure; and execution, delivery and process management.

•
Compliance risk is the risk arising from violations of, or non-conformance with, local, national or cross-border laws, rules or regulations, Citi’s internal policies or other relevant standards of conduct or risk of harming customers, clients or the integrity of the market.

•	Conduct risk is the risk that Citi’s employees or agents may (intentionally or through negligence) harm customers, clients or the integrity of the markets, and thereby the integrity of Citi.

•
Legal risk includes the risk from uncertainty due to legal or regulatory actions, proceedings or investigations, or uncertainty in the applicability or interpretation of contracts, laws or regulations.

•	Reputational risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion.

•
Strategic risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from poor, but authorized business decisions, an inability to adapt to changes in the operating environment or other external factors that may impair the ability to carry out a business strategy. Strategic risk also includes:

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

Citi manages its risks through each of its three lines of defense: (i) business management, (ii) independent control functions and (iii) internal audit. The three lines of defense collaborate with each other in structured forums and processes to bring various perspectives together and to lead the organization toward outcomes that are in clients’ interests, create economic value and are systemically responsible.

First Line of Defense: Business Management
Each of Citi’s businesses owns its risks and is responsible for assessing and managing its risks. Each business is also responsible for establishing and operating controls to mitigate key risks, assessing internal controls and promoting a culture of compliance and control. In doing so, a business is required to maintain appropriate staffing and implement appropriate procedures to fulfill its risk governance responsibilities.
The CEOs of each region and business report to the Citigroup CEO. The Head of Operations and Technology and the Head of Productivity, who are considered part of the first line of defense, also report to the Citigroup CEO.
Businesses at Citi organize and chair committees and councils that cover risk considerations with participation from independent control functions, including committees or councils that are designed to consider matters related to capital, assets and liabilities, business practices, business risks and controls, mergers and acquisitions, the Community Reinvestment Act and fair lending and incentives.

Second Line of Defense: Independent Control Functions
Citi’s independent control functions, including Risk, Independent Compliance Risk Management, Human Resources, Legal, Finance and Finance & Risk Infrastructure, set standards by which Citi and its businesses manage and oversee risks, including compliance with applicable laws, regulatory requirements, policies and other relevant standards of conduct. Additionally, among other responsibilities, the independent control functions provide advice and training to Citi’s businesses and establish tools, methodologies, processes and oversight for controls used by the businesses to foster a culture of compliance and control.

Risk
The Risk organization is designed to act as an independent partner of the business to manage market, credit and operational risk in a manner consistent with Citi’s risk appetite. Risk establishes policies and guidelines for risk assessments and risk management and contributes to controls and tools to manage, measure and mitigate risks taken by the Company.
The Chief Risk Officer reports to the Citigroup CEO and the Risk Management Committee of the Citigroup Board of Directors. The Chief Risk Officer has regular and unrestricted access to the Risk Management Committee of the Board and also to the Citigroup Board of Directors to address risks and issues identified through Risk’s activities.

Independent Compliance Risk Management
The Independent Compliance Risk Management (ICRM) organization is designed to protect Citi by overseeing senior management, the businesses, and other control functions in managing compliance risk, as well as promoting business conduct and activity that is consistent with Citi’s mission and value proposition. Citi’s objective is to embed an enterprise-wide compliance risk management framework and culture that identifies, measures, monitors, mitigates and controls compliance risk across the three lines of defense. For further information on Citi’s compliance risk framework, see “Compliance Risk” below.
The Chief Compliance Officer reports to the Citigroup CEO and has regular and unrestricted access to the committees of the Citigroup Board of Directors, including the Audit Committee and the Ethics and Culture Committee.

Human Resources
The Human Resources organization provides personnel support and governance in connection with, among other things: recognizing and rewarding employees who demonstrate Citi’s values and excel in their roles and responsibilities; setting ethical- and performance-related expectations and developing and promoting employees who meet those expectations; and searching for, assessing and hiring staff who exemplify Citi’s leadership standards, which outline Citi’s expectations of its employees’ behavior.
The Head of Human Resources reports to the Citigroup CEO and interacts regularly with the Personnel and Compensation Committee of the Citigroup Board of Directors.

Legal
The Legal organization is involved in a number of activities designed to promote the appropriate management of Citi’s exposure to legal risk, which includes the risk of loss, whether financial or reputational, due to legal or regulatory actions, proceedings or investigations, or uncertainty in the applicability or interpretation of contracts, laws or regulations.  Activities designed to promote appropriate management of legal risk include, among others: promoting and supporting Citigroup’s governance processes; advising business management, other independent control functions, the Citigroup Board of Directors and committees of the Board regarding analysis of laws and regulations, regulatory matters, disclosure matters, and potential risks and exposures on key litigation and transactional matters, among other things; advising other independent control functions in their efforts to ensure compliance with applicable laws and regulations as well as internal standards of conduct; serving on key management committees; reporting and escalating key legal issues to senior management or other independent control functions; participating in internal investigations and overseeing regulatory investigations; and advising businesses on a day-to-day basis on legal, regulatory and contractual matters.

The General Counsel reports to the Citigroup CEO and is responsible to the full Citigroup Board. In addition to having regular and unrestricted access to the full Citigroup Board of Directors, the General Counsel or his/her delegates regularly attend meetings of the Risk Management Committee, Audit Committee, Personnel and Compensation Committee, Ethics and Culture Committee, Operations and Technology Committee, and Nomination, Governance and Public Affairs Committee, as well as other ad hoc committees of the Citigroup Board of Directors.

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
Principally through the controllers discipline, Finance is responsible for establishing a strong control environment over Citi’s financial reporting processes consistent with the 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.
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
The head of the FRI global function reports jointly to Citi’s CFO and Chief Risk Officer.

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
In-Business Risk Management
Identifies and reports risks as they emerge and communicates these risks to Independent Risk Management and other Control Functions.
Functional Specialists
Experts in control functions such as O&T and Finance who advise on, execute, and/or oversee key controls in support of the efficient and effective management of risk.
2nd
Oversight by Independent Control Functions
The Independent Control Functions establish the second line of defense to enhance the effectiveness of controls across products, business lines, and regions.
Risk
Independent Compliance Risk Management
Human Resources
Legal
Finance
Finance & Risk Infrastructure
3rd
Independent Assessment by Internal Audit
Internal Audit
Recommends enhancements on an ongoing basis and provides independent assessment and evaluation.

Citigroup Board of Directors and Committees of the Board
Citigroup’s Board of Directors oversees Citi’s risk-taking activities and holds management accountable for adhering to the risk governance framework. To do so, directors review reports prepared by the businesses, Risk, Independent Compliance Risk Management, Internal Audit and others, and exercise sound independent judgment to question, probe and challenge recommendations and decisions made by management.
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

CREDIT RISK

Overview
Credit risk is the risk of loss resulting from the decline in credit quality or the failure of a borrower, counterparty, third party or issuer to honor its financial or contractual obligations. Credit risk arises in many of Citigroup’s business activities, including:

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
There is an independent Chief Risk Officer for each of Citi’s consumer, commercial and corporate lending businesses within ICG and GCB (Business CROs). Each of these Business CROs reports directly to Citi’s Chief Risk Officer. The Business CROs are the focal point for most day-to-day risk decisions, such as setting risk limits and approving transactions within the businesses. In addition there are Regional and Legal Entity Chief Risk Officers. There is an independent Chief Risk Officer for Asia, EMEA and Latin America, including Mexico (Regional CROs). Each of these Regional CROs reports directly to Citi’s Chief Risk Officer. The Regional CROs are accountable for overseeing the management of all risks in their geographic areas and across businesses, and are the primary risk contacts for the Regional Chief Executive Officers and local regulators. Legal Entity Chief Risk Officers are responsible for identifying and managing risks in Citibank as well as other specific legal entities, with Citibank’s Chief Risk Officer reporting directly to Citi’s Chief Risk Officer.
For additional information on Citi’s credit risk management, see Note 14 to the Consolidated Financial Statements.

Consumer Credit
Citi provides traditional retail banking, including commercial banking, and credit card products in 19 countries and jurisdictions through North America GCB, Latin America GCB and Asia GCB. The retail banking products include consumer mortgages, home equity, personal and commercial loans and lines of credit and similar related products with a focus on lending to prime customers. Citi uses its risk appetite framework to define its lending parameters. In addition, Citi uses proprietary scoring models for new customer approvals. As stated in “Global Consumer Banking” above, GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies. GCB’s commercial banking business focuses on small to mid-sized businesses.

Consumer Credit Portfolio
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	4Q’16	1Q’17	2Q’17	3Q’17	4Q’17
Retail banking:
Mortgages	$79.4	$81.2	$81.4	$81.4	$81.7
Commercial banking	32.0	33.9	34.8	35.5	36.3
Personal and other	24.9	26.3	27.2	27.3	27.9
Total retail banking	$136.3	$141.4	$143.4	$144.2	$145.9
Cards:
Citi-branded cards	$108.3	$105.7	$109.9	$110.7	$115.7
Citi retail services	47.3	44.2	45.2	45.9	49.2
Total cards	$155.6	$149.9	$155.1	$156.6	$164.9
Total GCB	$291.9	$291.3	$298.5	$300.8	$310.8
GCB regional distribution:
North America	64%	62%	62%	62%	63%
Latin America	8	9	9	9	8
Asia(2)	28	29	29	29	29
Total GCB	100%	100%	100%	100%	100%
Corporate/Other	$33.2	$29.3	$26.8	$24.8	$22.9
Total consumer loans	$325.1	$320.6	$325.3	$325.6	$333.7

(1)	End-of-period loans include interest and fees on credit cards.

(2)	Asia includes loans and leases in certain EMEA countries for all periods presented.

For information on changes to Citi’s average consumer loans, see “Liquidity Risk—Loans” below.

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
As of December 31, 2017, approximately 71% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB, including the credit performance year-over-year as of the fourth quarter of 2017 (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
Quarter-over-quarter, 90+ days past due delinquency rates increased, primarily due to seasonality in the cards portfolios and the hurricane-related impact to the mortgage portfolio. The net credit loss rate decreased quarter-over-quarter, primarily reflecting the absence of an episodic charge-off in the commercial portfolio that occurred in the third quarter of 2017. The net credit loss rate increased year-over-year primarily due to seasoning in both cards portfolios.

Latin America

Latin America GCB operates in Mexico through Citibanamex, one of Mexico’s largest banks, and provides credit cards, consumer mortgages, personal loans and commercial banking products. Latin America GCB serves a more mass market segment in Mexico and focuses on developing multi-product relationships with customers.
As set forth in the chart above, 90+ days past due
delinquency rates improved year-over-year and quarter-over-quarter, largely driven by the commercial portfolio.  The improvement year-over-year was partially offset by a higher delinquency rate in cards due to the seasoning of the portfolio. The net credit loss rate increased in Latin America GCB year-over-year and quarter-over-quarter as of the fourth quarter of 2017, primarily due to an episodic charge-off in the commercial portfolio as well as seasoning in the cards portfolio.

Asia(1)

(1)	Asia includes GCB activities in certain EMEA countries for all periods presented.

Asia GCB operates in 17 countries in Asia and EMEA and provides credit cards, consumer mortgages, personal loans and commercial banking products. As shown in the chart above, 90+ days past due delinquency and net credit loss rates were largely stable in Asia GCB year-over-year and quarter-over-quarter as of the fourth quarter of 2017. This stability reflects the strong credit profiles in Asia GCB’s target customer segments. In addition, regulatory changes in many markets in Asia over the past few years have resulted in stable or improved portfolio credit quality, despite weaker macroeconomic conditions in several countries.
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

Total Cards

North America Citi-Branded Cards

North America GCB’s Citi-branded cards portfolio issues proprietary and co-branded cards. As shown in the chart above, the 90+ days past due delinquency rate in Citi-branded cards was stable year-over-year and seasonally higher quarter-over-quarter. The net credit loss rate increased year-over-year primarily due to seasoning, and decreased quarter-over-quarter primarily due to seasonality as well as higher asset sales.

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
Citi retail services’ delinquency and net credit loss rates increased year-over-year, primarily due to seasoning as well as softness in the collections rates experienced once an account reaches mid-stage delinquency. The quarter-over-quarter increase in both loss and delinquency rates is also due to the seasonal movements observed in Citi retail services.

Latin America Citi-Branded Cards

Latin America GCB issues proprietary and co-branded cards. As set forth in the chart above, the net credit loss and delinquency rates increased year-over-year due to seasoning. The decrease quarter-over-quarter of the net credit loss and delinquency rates was primarily driven by higher payment rates reflecting the payment of year-end bonuses.

Asia Citi-Branded Cards(1)

(1)	Asia includes loans and leases in certain EMEA countries for all periods presented.

Asia GCB issues proprietary and co-branded cards. As set forth in the chart above, 90+ days past due delinquency and net credit loss rates have remained broadly stable, driven by the mature and well-diversified nature of the cards portfolio.
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

Citi-Branded

	December 31,
FICO distribution	2017	2016
> 760	42%	42%
680 - 760	41	43
< 680	17	15
Total	100%	100%

Citi Retail Services

	December 31,
FICO distribution	2017	2016
> 760	24%	24%
680 - 760	43	43
< 680	33	33
Total	100%	100%

Both the Citi-branded cards’ and Citi retail services’ cards FICO distributions remained stable as of year-end 2017.
For additional information on FICO scores, see Note 14 to the Consolidated Financial Statements.

North America Consumer Mortgage Portfolio
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. The following table shows the outstanding quarterly end-of-period loans for Citi’s North America residential first mortgage and home equity loan portfolios:

In billions of dollars	4Q’16	1Q’17	2Q’17	3Q’17	4Q’17
GCB:
Residential firsts	$40.2	$40.3	$40.2	$40.1	$40.1
Home equity	4.0	4.0	4.1	4.1	4.2
Total GCB	$44.2	$44.3	$44.3	$44.2	$44.3
Corporate/Other:
Residential firsts	$13.4	$12.3	$11.0	$10.1	$9.3
Home equity	15.0	13.4	12.4	11.5	10.6
Total Corporate/Other	$28.4	$25.7	$23.4	$21.6	$19.9
Total Citigroup— North America	$72.6	$70.0	$67.7	$65.8	$64.2

For additional information on delinquency and net credit loss trends in Citi’s consumer mortgage portfolio, see “Additional Consumer Credit Details” below.

Home Equity Loans—Revolving HELOCs
As set forth in the table above, Citi had $14.8 billion of home equity loans as of December 31, 2017, of which $3.4 billion are fixed-rate home equity loans and $11.4 billion are extended under home equity lines of credit (Revolving HELOCs). Fixed-rate home equity loans are fully amortizing. Revolving HELOCs allow for amounts to be drawn for a period of time with the payment of interest only and then, at the end of the draw period, the outstanding amount is converted to an amortizing loan, or “reset” (the interest-only payment feature during the revolving period is standard for this product across the industry). Upon reset, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the standard 30-year amortization.
Of the Revolving HELOCs at December 31, 2017, $6.8 billion had reset (compared to $6.2 billion at December 31, 2016) and $4.6 billion were still within their revolving period and had not reset (compared to $7.8 billion at December 31, 2016). The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of December 31, 2017
Note: Totals may not sum due to rounding.

Approximately 59% of Citi’s total Revolving HELOCs portfolio had reset as of December 31, 2017 (compared to 44% as of December 31, 2016). Of the remaining Revolving HELOCs portfolio, approximately 29% will reset during 2018.
Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans. Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during 2018 could increase on average by approximately $308, or 118%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Of the Revolving HELOCs that will reset during 2018, approximately $10 million, or 1%, of the loans have a CLTV greater than 100% as of December 31, 2017. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans reset.
Approximately 5.9% of the Revolving HELOCs that have reset as of December 31, 2017 were 30+ days past due, compared to 3.9% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 6.7% and 3.9%, respectively, as of December 31, 2016. As newly amortizing loans continue to season, the delinquency rate of Citi’s total home equity loan portfolio could increase. In addition, resets to date have generally occurred during a period of historically low interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
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

Additional Consumer Credit Details

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
	December 31,	December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions	2017	2017	2016	2015	2017	2016	2015
Global Consumer Banking(3)(4)
Total	$310.8	$2,478	$2,293	$2,119	$2,762	$2,540	$2,418
Ratio		0.80%	0.79%	0.77%	0.89%	0.87%	0.88%
Retail banking
Total	$145.9	$515	$474	$523	$822	$726	$739
Ratio		0.35%	0.35%	0.38%	0.57%	0.54%	0.53%
North America	56.0	199	181	165	306	214	221
Ratio		0.36%	0.33%	0.32%	0.55%	0.39%	0.43%
Latin America	19.9	130	136	185	195	185	184
Ratio		0.65%	0.76%	0.94%	0.98%	1.03%	0.93%
Asia(5)	70.0	186	157	173	321	327	334
Ratio		0.27%	0.25%	0.25%	0.46%	0.52%	0.49%
Cards
Total	$164.9	$1,963	$1,819	$1,596	$1,940	$1,814	$1,679
Ratio		1.19%	1.17%	1.17%	1.18%	1.17%	1.23%
North America—Citi-branded	90.5	768	748	538	698	688	523
Ratio		0.85%	0.87%	0.80%	0.77%	0.80%	0.78%
North America—Citi retail services	49.2	845	761	705	830	777	773
Ratio		1.72%	1.61%	1.53%	1.69%	1.64%	1.68%
Latin America	5.4	151	130	173	153	125	157
Ratio		2.80%	2.71%	3.20%	2.83%	2.60%	2.91%
Asia(5)	19.8	199	180	180	259	224	226
Ratio		1.01%	1.03%	1.02%	1.31%	1.28%	1.28%
Corporate/Other—Consumer(6)(7)
Total	$22.9	$557	$834	$927	$542	$735	$1,036
Ratio		2.57%	2.62%	1.99%	2.50%	2.31%	2.23%
International	1.6	43	94	157	40	49	179
Ratio		2.69%	3.92%	1.91%	2.50%	2.04%	2.18%
North America	21.3	514	740	770	502	686	857
Ratio		2.56%	2.52%	2.01%	2.50%	2.33%	2.24%
Total Citigroup	$333.7	$3,035	$3,127	$3,046	$3,304	$3,275	$3,454
Ratio		0.91%	0.97%	0.94%	1.00%	1.01%	1.07%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30–89 days past due and related ratios for GCB North America retail banking exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $298 million ($0.7 billion), $327 million ($0.7 billion) and $491 million ($1.1 billion) at December 31, 2017, 2016 and 2015, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $88 million, $70 million and $87 million at December 31, 2017, 2016 and 2015, respectively.

(5)	Asia includes delinquencies and loans in certain EMEA countries for all periods presented.

(6)
The 90+ days and 30–89 days past due and related ratios for Corporate/Other—Consumer North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) were $0.6 billion ($1.1 billion), $0.9 billion ($1.4 billion) and $1.5 billion ($2.2 billion) at December 31, 2017, 2016 and 2015, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.1 billion, $0.2 billion and $0.2 billion at December 31, 2017, 2016 and 2015, respectively.

(7)
The December 31, 2017, 2016 and 2015, loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $4 million, $7 million and $11 million, respectively, of loans that are carried at fair value.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)(4)
In millions of dollars, except average loan amounts in billions	2017	2017	2016	2015
Global Consumer Banking
Total	$296.8	$6,562	$5,610	$5,752
Ratio		2.21%	2.01%	2.12%
Retail banking
Total	$142.7	$1,023	$1,007	$1,058
Ratio		0.72%	0.72%	0.75%
North America	55.7	$194	$205	$150
Ratio		0.35%	0.38%	0.30%
Latin America	20.0	$584	$541	$589
Ratio		2.92%	2.85%	2.89%
Asia(5)	67.0	$245	$261	$319
Ratio		0.37%	0.39%	0.45%
Cards
Total	$154.1	$5,539	$4,603	$4,694
Ratio		3.60%	3.30%	3.59%
North America—Citi-branded	84.6	$2,447	$1,909	$1,892
Ratio		2.89%	2.61%	2.96%
North America—Retail services	45.6	$2,155	$1,805	$1,709
Ratio		4.73%	4.12%	3.94%
Latin America	5.3	$533	$499	$691
Ratio		10.06%	9.78%	11.71%
Asia(5)	18.6	$404	$390	$402
Ratio		2.17%	2.24%	2.28%
Corporate/Other—Consumer(3)(4)
Total	$27.2	$156	$438	$1,306
Ratio		0.57%	1.06%	1.96%
International	1.9	$82	$269	$443
Ratio		4.32%	5.17%	4.43%
North America	25.3	$74	$169	$863
Ratio		0.29%	0.47%	1.52%
Other(6)	—	$(21)	$—	$—
Total Citigroup	$324.0	$6,697	$6,048	$7,058
Ratio		2.07%	1.88%	2.08%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
As a result of Citigroup's entry into agreements in October 2016 to sell its Argentina and Brazil consumer banking businesses, these businesses were classified as HFS at the end of the fourth quarter 2016. Loans HFS are excluded from this table as they are recorded in Other assets. In addition, as a result of HFS accounting treatment, approximately $128 million and $42 million of net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) during 2017 and 2016, respectively. Accordingly, these NCLs are not included in this table. The sales of the Argentina and Brazil consumer banking businesses were completed in the first and fourth quarters of 2017, respectively.

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

(5)	Asia includes average loans and NCLs in certain EMEA countries for all periods presented.

(6)	2017 NCLs represent a recovery related to legacy assets.

Loan Maturities and Fixed/Variable Pricing
U.S. Consumer Mortgages

In millions of dollars at year-end 2017	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total
U.S. consumer mortgage loan portfolio
Residential first mortgages	$96	$543	$50,248	$50,887
Home equity loans	15	856	13,709	14,580
Total	$111	$1,399	$63,957	$65,467
Fixed/variable pricing of U.S. consumer mortgage loans with maturities due after one year
Loans at fixed interest rates		$1,187	$39,084
Loans at floating or adjustable interest rates		212	24,873
Total		$1,399	$63,957

Corporate Credit
Consistent with its overall strategy, Citi’s corporate clients are typically large, multinational corporations that value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory.

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	At December 31, 2017				At September 30, 2017				At December 31, 2016
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$127	$96	$22	$245	$124	$96	$23	$243	$109	$94	$22	$225
Unfunded lending commitments (off-balance sheet)(2)	111	222	20	353	104	219	20	343	103	218	23	344
Total exposure	$238	$318	$42	$598	$228	$315	$43	$586	$212	$312	$45	$569

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage by region based on Citi’s internal management geography:

	December 31, 2017	September 30, 2017	December 31, 2016
North America	54%	55%	55%
EMEA	27	26	26
Asia	12	12	12
Latin America	7	7	7
Total	100%	100%	100%

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	December 31, 2017	September 30, 2017	December 31, 2016
AAA/AA/A	49%	49%	48%
BBB	34	34	34
BB/B	16	16	16
CCC or below	1	1	2
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	December 31, 2017	September 30, 2017	December 31, 2016
Transportation and industrial	22%	22%	22%
Consumer retail and health	16	16	16
Technology, media and telecom	12	11	12
Power, chemicals, metals and mining	10	10	11
Energy and commodities	8	8	9
Banks/broker-dealers/finance companies	8	8	6
Real estate	8	7	7
Insurance and special purpose entities	5	5	5
Public sector	5	5	5
Hedge funds	4	4	5
Other industries	2	4	2
Total	100%	100%	100%

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
As of December 31, 2017, September 30, 2017 and December 31, 2016, $16.3 billion, $22.2 billion and $29.5 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	December 31, 2017	September 30, 2017	December 31, 2016
AAA/AA/A	23%	16%	16%
BBB	43	48	49
BB/B	31	33	31
CCC or below	3	3	4
Total	100%	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	December 31, 2017	September 30, 2017	December 31, 2016
Transportation and industrial	27%	27%	29%
Energy and commodities	15	17	20
Power, chemicals, metals and mining	14	12	12
Technology, media and telecom	12	14	13
Public sector	12	8	5
Consumer retail and health	10	12	10
Banks/broker-dealers	6	5	4
Insurance and special purpose entities	2	2	3
Other industries	2	3	4
Total	100%	100%	100%

Loan Maturities and Fixed/Variable Pricing of Corporate
Loans

In millions of dollars at December 31, 2017	Due within 1 year	Over 1 year but within 5 years	Over 5 years	Total
Corporate loans
In U.S. offices
Commercial and industrial loans	$20,679	$18,474	$12,166	$51,319
Financial institutions	15,767	14,085	9,276	39,128
Mortgage and real estate	18,005	16,085	10,593	44,683
Installment, revolving credit and other	13,369	11,945	7,867	33,181
Lease financing	593	529	348	1,470
In offices outside the U.S.	106,000	49,295	9,065	164,360
Total corporate loans	$174,413	$110,413	$49,315	$334,141
Fixed/variable pricing of corporate loans with maturities due after one year(1)
Loans at fixed interest rates		$21,048	$15,276
Loans at floating or adjustable interest rates		89,365	34,039
Total		$110,413	$49,315

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 22 to the Consolidated Financial Statements.

Additional Consumer and Corporate Credit Details

Loans Outstanding

	December 31,
In millions of dollars	2017	2016	2015	2014	2013
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$65,467	$72,957	$80,281	$96,533	$108,453
Installment, revolving credit and other	3,398	3,395	3,480	14,450	13,398
Cards	139,006	132,654	112,800	112,982	115,651
Commercial and industrial	7,840	7,159	6,407	5,895	6,592
Total	$215,711	$216,165	$202,968	$229,860	$244,094
In offices outside the U.S.
Mortgage and real estate(1)	$44,081	$42,803	$47,062	$54,462	$55,511
Installment, revolving credit and other	26,556	24,887	29,480	31,128	33,182
Cards	26,257	23,783	27,342	32,032	36,740
Commercial and industrial	20,238	16,568	17,410	18,294	20,623
Lease financing	76	81	362	546	710
Total	$117,208	$108,122	$121,656	$136,462	$146,766
Total consumer loans	$332,919	$324,287	$324,624	$366,322	$390,860
Unearned income(2)	737	776	830	(679)	(567)
Consumer loans, net of unearned income	$333,656	$325,063	$325,454	$365,643	$390,293
Corporate loans
In U.S. offices
Commercial and industrial	$51,319	$49,586	$46,011	$39,542	$36,993
Financial institutions	39,128	35,517	36,425	36,324	25,130
Mortgage and real estate(1)	44,683	38,691	32,623	27,959	25,075
Installment, revolving credit and other	33,181	34,501	33,423	29,246	34,467
Lease financing	1,470	1,518	1,780	1,758	1,647
Total	$169,781	$159,813	$150,262	$134,829	$123,312
In offices outside the U.S.
Commercial and industrial	$93,750	$81,882	$82,689	$83,506	$86,147
Financial institutions	35,273	26,886	28,704	33,269	38,372
Mortgage and real estate(1)	7,309	5,363	5,106	6,031	6,274
Installment, revolving credit and other	22,638	19,965	20,853	19,259	18,714
Lease financing	190	251	303	419	586
Governments and official institutions	5,200	5,850	4,911	2,236	2,341
Total	$164,360	$140,197	$142,566	$144,720	$152,434
Total corporate loans	$334,141	$300,010	$292,828	$279,549	$275,746
Unearned income(3)	(763)	(704)	(665)	(557)	(567)
Corporate loans, net of unearned income	$333,378	$299,306	$292,163	$278,992	$275,179
Total loans—net of unearned income	$667,034	$624,369	$617,617	$644,635	$665,472
Allowance for loan losses—on drawn exposures	(12,355)	(12,060)	(12,626)	(15,994)	(19,648)
Total loans—net of unearned income and allowance for credit losses	$654,679	$612,309	$604,991	$628,641	$645,824
Allowance for loan losses as a percentage of total loans— net of unearned income(4)	1.87%	1.94%	2.06%	2.50%	2.97%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(4)	2.96%	2.88%	3.02%	3.71%	4.36%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(4)	0.76%	0.91%	0.97%	0.90%	0.99%

(1)	Loans secured primarily by real estate.

(2)
Unearned income on consumer loans primarily represents unamortized origination fees, costs, premiums and discounts. Prior to December 31, 2015, these items were more than offset by prepaid interest on loans outstanding issued by OneMain Financial. The sale of OneMain Financial was completed on November 15, 2015.

(3)	Unearned income on corporate loans primarily represents interest received in advance, but not yet earned on loans originated on a discount basis.

(4)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

In millions of dollars	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of period	$12,060	$12,626	$15,994	$19,648	$25,455
Provision for loan losses
Consumer	$7,363	$6,321	$6,228	$6,699	$7,591
Corporate	140	428	880	129	13
Total	$7,503	$6,749	$7,108	$6,828	$7,604
Gross credit losses
Consumer
In U.S. offices	$5,736	$4,970	$5,500	$6,780	$8,402
In offices outside the U.S.	2,447	2,672	3,192	3,874	3,926
Corporate
Commercial and industrial, and other
In U.S. offices	151	274	112	66	125
In offices outside the U.S.	331	256	182	310	216
Loans to financial institutions
In U.S. offices	3	5	—	2	2
In offices outside the U.S.	1	5	4	13	7
Mortgage and real estate
In U.S offices	2	34	8	8	62
In offices outside the U.S.	2	6	43	55	29
Total	$8,673	$8,222	$9,041	$11,108	$12,769
Credit recoveries(1)
Consumer
In U.S. offices	$903	$980	$975	$1,122	$1,073
In offices outside the U.S.	583	614	659	853	1,008
Corporate
Commercial and industrial, and other
In U.S. offices	20	23	22	64	62
In offices outside the U.S.	86	41	67	84	109
Loans to financial institutions
In U.S. offices	1	1	7	1	1
In offices outside the U.S.	1	1	2	11	20
Mortgage and real estate
In U.S. offices	2	1	7	—	31
In offices outside the U.S.	1	—	—	—	2
Total	$1,597	$1,661	$1,739	$2,135	$2,306
Net credit losses
In U.S. offices	$4,966	$4,278	$4,609	$5,669	$7,424
In offices outside the U.S.	2,110	2,283	2,693	3,304	3,039
Total	$7,076	$6,561	$7,302	$8,973	$10,463
Other—net(2)(3)(4)(5)(6)(7)(8)	$(132)	$(754)	$(3,174)	$(1,509)	$(2,948)
Allowance for loan losses at end of period	$12,355	$12,060	$12,626	$15,994	$19,648
Allowance for loan losses as a percentage of total loans(9)	1.87%	1.94%	2.06%	2.50%	2.97%
Allowance for unfunded lending commitments(8)(10)	$1,258	$1,418	$1,402	$1,063	$1,229
Total allowance for loan losses and unfunded lending commitments	$13,613	$13,478	$14,028	$17,057	$20,877
Net consumer credit losses	$6,697	$6,048	$7,058	$8,679	$10,247
As a percentage of average consumer loans	2.07%	1.88%	2.08%	2.31%	2.63%
Net corporate credit losses	$379	$513	$244	$294	$216

As a percentage of average corporate loans	0.12%	0.17%	0.08%	0.10%	0.08%
Allowance by type(11)
Consumer	$9,869	$9,358	$9,835	$13,547	$16,974
Corporate	2,486	2,702	2,791	2,447	2,674
Total Citigroup	$12,355	$12,060	$12,626	$15,994	$19,648

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)
2017 includes reductions of approximately $261 million related to the sale or transfer to HFS of various loan portfolios, which includes approximately $106 million related to the transfer of various real estate loan portfolios to HFS. Additionally, 2017 includes an increase of approximately $115 million related to FX translation.

(4)
2016 includes reductions of approximately $574 million related to the sale or transfer to HFS of various loan portfolios, which includes approximately $106 million related to the transfer of various real estate loan portfolios to HFS. Additionally, 2016 includes a reduction of approximately $199 million related to FX translation.

(5)
2015 includes reductions of approximately $2.4 billion related to the sale or transfer to HFS of various loan portfolios, which includes approximately $1.5 billion related to the transfer of various real estate loan portfolios to HFS. Additionally, 2015 includes a reduction of approximately $474 million related to FX translation.

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

(9)
December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013 exclude $4.4 billion, $3.5 billion, $5.0 billion, $5.9 billion and $5.0 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	December 31, 2017
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.1	$139.7	4.4%
North America mortgages(3)	0.7	64.2	1.1
North America other	0.3	13.0	2.3
International cards	1.3	25.7	5.1
International other(4)	1.5	91.1	1.6
Total consumer	$9.9	$333.7	3.0%
Total corporate	2.5	333.3	0.8
Total Citigroup	$12.4	$667.0	1.9%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $6.1 billion of loan loss reserves represented approximately 16 months of coincident net credit loss coverage.

(3)
Of the $0.7 billion, approximately $0.6 billion was allocated to North America mortgages in Corporate/Other. Of the $0.7 billion, approximately $0.2 billion and $0.5 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $64.2 billion in loans, approximately $60.4 billion and $3.7 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

(4)	Includes mortgages and other retail loans.

	December 31, 2016
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$5.2	$133.3	3.9%
North America mortgages(3)	1.1	72.6	1.5
North America other	0.5	13.6	3.7
International cards	1.2	23.1	5.2
International other(4)	1.4	82.5	1.7
Total consumer	$9.4	$325.1	2.9%
Total corporate	2.7	299.3	0.9
Total Citigroup	$12.1	$624.4	1.9%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $5.2 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.

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

•
A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Payments received on corporate non-accrual loans are generally applied to loan principal and not reflected as interest income. Approximately 74%, 69% and 64% of Citi’s corporate non-accrual loans were performing at December 31, 2017, September 30, 2017 and December 31, 2016, respectively.

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

•
North America Citi-branded cards and Citi retail services are not included because, under industry standards, credit card loans accrue interest until such loans are charged off, which typically occurs at 180 days of contractual delinquency.

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

	December 31,
In millions of dollars	2017	2016	2015	2014	2013
Corporate non-accrual loans(1)(2)
North America	$784	$984	$818	$321	$735
EMEA	849	904	347	285	812
Latin America	280	379	303	417	132
Asia	29	154	128	179	279
Total corporate non-accrual loans	$1,942	$2,421	$1,596	$1,202	$1,958
Consumer non-accrual loans(1)(3)
North America	$1,650	$2,160	$2,515	$4,411	$5,239
Latin America	756	711	874	1,188	1,420
Asia(4)	284	287	269	306	386
Total consumer non-accrual loans	$2,690	$3,158	$3,658	$5,905	$7,045
Total non-accrual loans	$4,632	$5,579	$5,254	$7,107	$9,003

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $167 million at December 31, 2017, $187 million at December 31, 2016, $250 million at December 31, 2015, $421 million at December 31, 2014 and $703 million at December 31, 2013.

(2)
The increase in corporate non-accrual loans from December 31, 2015 to December 31, 2016 was primarily related to Citi’s North America and EMEA energy and energy-related corporate credit exposure during 2016.

(3) 2015 decline includes the impact related to the transfer of approximately $8 billion of mortgage loans to Loans HFS (included within Other assets).
(4) Asia includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Year ended			Year ended
	December 31, 2017			December 31, 2016
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$2,421	$3,158	$5,579	$1,596	$3,658	$5,254
Additions	1,347	3,508	4,855	2,713	4,460	7,173
Sales and transfers to held-for-sale	(134)	(379)	(513)	(82)	(738)	(820)
Returned to performing	(47)	(634)	(681)	(150)	(606)	(756)
Paydowns/settlements	(1,400)	(1,163)	(2,563)	(1,198)	(1,648)	(2,846)
Charge-offs	(144)	(1,869)	(2,013)	(386)	(1,855)	(2,241)
Other	(101)	69	(32)	(72)	(113)	(185)
Ending balance	$1,942	$2,690	$4,632	$2,421	$3,158	$5,579

Non-Accrual Assets
The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	December 31,
In millions of dollars	2017	2016	2015	2014	2013
OREO(1)
North America	$89	$161	$166	$196	$304
EMEA	2	—	1	7	59
Latin America	35	18	38	47	47
Asia	18	7	4	10	6
Total OREO	$144	$186	$209	$260	$416
Non-accrual assets
Corporate non-accrual loans	$1,942	$2,421	$1,596	$1,202	$1,958
Consumer non-accrual loans(2)	2,690	3,158	3,658	5,905	7,045
Non-accrual loans (NAL)	$4,632	$5,579	$5,254	$7,107	$9,003
OREO	$144	$186	$209	$260	$416
Non-accrual assets (NAA)	$4,776	$5,765	$5,463	$7,367	$9,419
NAL as a percentage of total loans	0.69%	0.89%	0.85%	1.10%	1.35%
NAA as a percentage of total assets	0.26	0.32	0.32	0.40	0.50
Allowance for loan losses as a percentage of NAL(3)	267	216	240	225	218

(1)
Reflects a decrease of $130 million related to the adoption of ASU 2014-14 in the fourth quarter of 2014, which requires certain government guaranteed mortgage loans to be recognized as separate other receivables upon foreclosure. Prior periods have not been restated.

(2)	2015 decline includes the impact related to the transfer of approximately $8 billion of mortgage loans to Loans HFS (included within Other assets).

(3)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Dec. 31, 2017	Dec. 31, 2016
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$225	$89
Mortgage and real estate	90	84
Financial institutions	33	9
Other	45	228
	$393	$410
In offices outside the U.S.
Commercial and industrial(2)	$392	$319
Mortgage and real estate	11	3
Financial institutions	15	—
Lease Financing	7	—
	$425	$322
Total corporate renegotiated loans	$818	$732
Consumer renegotiated loans(3)(4)(5)
In U.S. offices
Mortgage and real estate(6)	$3,709	$4,695
Cards	1,246	1,313
Installment and other	169	117
	$5,124	$6,125
In offices outside the U.S.
Mortgage and real estate	$345	$447
Cards	541	435
Installment and other	427	443
	$1,313	$1,325
Total consumer renegotiated loans	$6,437	$7,450

(1)
Includes $715 million and $445 million of non-accrual loans included in the non-accrual loans table above at December 31, 2017 and December 31, 2016, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at December 31, 2017 and December 31, 2016, Citi also modified $51 million and $257 million, respectively, and $95 million and $217 million, respectively, of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside and outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)	Includes $1,376 million and $1,502 million of non-accrual loans included in the non-accrual loans table above at December 31, 2017 and 2016, respectively. The remaining loans are accruing interest.

(4)	Includes $26 million and $58 million of commercial real estate loans at December 31, 2017 and 2016, respectively.

(5)	Includes $165 million and $105 million of other commercial loans at December 31, 2017 and 2016, respectively.

(6)	Reduction in 2017 includes $892 million related to TDRs sold or transferred to held-for-sale.

Forgone Interest Revenue on Loans(1)

In millions of dollars	In U.S. offices	In non- U.S. offices	2017 total
Interest revenue that would have been accrued at original contractual rates(2)	$637	$416	$1,053
Amount recognized as interest revenue(2)	299	133	432
Forgone interest revenue	$338	$283	$621

(1)	Relates to corporate non-accrual loans, renegotiated loans and consumer loans on which accrual of interest has been suspended.

(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

LIQUIDITY RISK
Overview
Adequate and diverse sources of funding and liquidity are essential to Citi’s businesses.  Funding and liquidity risks arise from several factors, many of which are mostly or entirely outside Citi’s control, such as disruptions in the financial markets, changes in key funding sources, credit spreads, changes in Citi’s credit ratings and geopolitical and macroeconomic conditions. For additional information, see “Risk Factors” above.
Citi’s funding and liquidity objectives are aimed at (i) funding its existing asset base, (ii) growing its core businesses, (iii) maintaining sufficient liquidity, structured appropriately, so that Citi can operate under a variety of adverse circumstances, including potential Company-specific and/or market liquidity events in varying durations and severity, and (iv) satisfying regulatory requirements, including, among other things, those related to resolution and resolution planning (for additional information, see “Resolution Plan” and “Total Loss-Absorbing Capacity (TLAC)” below). Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across two major categories:

•	Citibank (including Citibank Europe plc, Citibank Singapore Ltd. and Citibank (Hong Kong) Ltd.); and

•
the non-bank and other, which includes the parent holding company (Citigroup), Citi’s primary intermediate holding company (Citicorp LLC), Citi’s broker-dealer subsidiaries (including Citigroup Global Markets Inc., Citigroup Global Markets Ltd. and Citigroup Global Markets Japan Inc.) and other bank and non-bank subsidiaries that are consolidated into Citigroup (including Citibanamex).

At an aggregate level, Citigroup’s goal is to maintain sufficient funding in amount and tenor to fully fund customer assets and to provide an appropriate amount of cash and high-quality liquid assets (as discussed further below), even in times of stress. The liquidity risk management framework provides that in addition to the aggregate requirements, certain entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.
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
As referenced above, Citi works to ensure that the tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The goal of Citi’s asset/liability management is to ensure that there is excess liquidity and tenor in the liability structure relative to the liquidity profile of the assets. This reduces the risk that liabilities will become due before asset maturities or monetizations through sale. This excess liquidity is held primarily in the form of high-quality liquid assets (HQLA), as set forth in the table below.
Citi’s Treasurer has overall responsibility for management of Citi’s HQLA. Citi’s liquidity is managed via a centralized treasury model by Corporate Treasury, in conjunction with regional and in-country treasurers. Pursuant to this approach, Citi’s HQLA is managed with emphasis on asset-liability management and entity-level liquidity adequacy throughout Citi.
Citi’s Chief Risk Officer is responsible for the overall liquidity risk profile of Citi. The Chief Risk Officer and Citi’s CFO co-chair Citi’s Asset Liability Management Committee (ALCO), which includes Citi’s Treasurer and other senior executives. ALCO sets the strategy of the liquidity portfolio and monitors its performance. Significant changes to portfolio asset allocations need to be approved by ALCO.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-bank and Other			Total
In billions of dollars	Dec. 31, 2017	Sept. 30, 2017	Dec. 31, 2016	Dec. 31, 2017	Sept. 30, 2017	Dec. 31, 2016	Dec. 31, 2017	Sept. 30, 2017	Dec. 31, 2016
Available cash	$94.3	$92.7	$80.9	$30.9	$32.9	$18.4	$125.2	$125.6	$99.2
U.S. sovereign	113.2	108.4	113.6	27.9	26.6	22.5	141.1	135.0	136.1
U.S. agency/agency MBS	80.8	68.1	62.8	0.5	0.6	0.1	81.3	68.7	63.0
Foreign government debt(1)	80.5	101.3	87.5	16.4	16.3	15.5	96.9	117.6	103.0
Other investment grade	0.7	0.5	0.9	1.2	1.2	1.5	1.9	1.7	2.5
Total HQLA (AVG)	$369.5	$371.0	$345.7	$76.9	$77.6	$58.0	$446.4	$448.6	$403.7

Note: The amounts set forth in the table above are presented on an average basis. For securities, the amounts represent the liquidity value that potentially could be realized and, therefore, exclude any securities that are encumbered and incorporate any haircuts that would be required for securities financing transactions.

(1)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and primarily include government bonds from Hong Kong, Singapore, Korea, India and Mexico.

As set forth in the table above, Citi’s total HQLA increased year-over-year, primarily driven by an increase in cash related to resolution planning. Sequentially, Citi’s HQLA decreased modestly, primarily driven by loan growth, partially offset by growth in deposits.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLB) of which Citi is a member, which was approximately $10 billion as of December 31, 2017 (compared to $16 billion as of September 30, 2017 and $21 billion as of December 31, 2016) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.
In general, Citi’s liquidity is fungible across legal entities within its bank group. Citi’s bank subsidiaries, including Citibank, can lend to the Citi parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of December 31, 2017, the capacity available for lending to these entities under Section 23A was approximately $15 billion, unchanged from both September 30, 2017 and December 31, 2016, subject to certain eligible non-cash collateral requirements.

Loans
As part of its funding and liquidity objectives, Citi seeks to fund its existing asset base appropriately as well as maintain sufficient liquidity to grow its GCB and ICG businesses, including its loan portfolio. Citi maintains a diversified portfolio of loans to its consumer and institutional clients. The table below sets forth the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Dec. 31, 2017	Sept. 30, 2017	Dec. 31, 2016
Global Consumer Banking
North America	$189.7	$186.7	$182.0
Latin America	25.7	26.8	23.5
Asia(1)	87.9	86.2	81.9
Total	$303.3	$299.7	$287.4
Institutional Clients Group
Corporate lending	124.8	123.3	118.9
Treasury and trade solutions (TTS)	77.0	74.9	71.5
Private Bank	85.9	82.6	75.2
Markets and securities services and other	40.4	40.1	38.6
Total	$328.2	$320.9	$304.3
Total Corporate/Other	23.6	25.8	34.6
Total Citigroup loans (AVG)	$655.1	$646.3	$626.3
Total Citigroup loans (EOP)	$667.0	$653.2	$624.4

(1)	Includes loans in certain EMEA countries for all periods presented.

As set forth in the table above, end-of-period loans increased 7% year-over-year and 2% sequentially in the fourth quarter. On an average basis, loans increased 5% year-over-year and 1% sequentially.
Excluding the impact of FX translation, average loans increased 3% year-over-year, driven by 5% aggregate across GCB and ICG. Within GCB, loans grew 4%, with growth across all regions.
Average ICG loans increased 6% year-over-year, driven primarily by client-led growth in the private bank. Treasury and trade solutions and corporate lending increased 6% and 4%, respectively, both driven by growth in Asia and EMEA.
Average Corporate/Other loans decreased 32% year-over-year, driven by the continued wind-down of legacy assets.

Deposits
Deposits are Citi’s primary and lowest-cost funding source. The table below sets forth the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Dec. 31, 2017	Sept. 30, 2017	Dec. 31, 2016
Global Consumer Banking
North America	$182.7	$184.1	$186.0
Latin America	27.8	28.8	25.2
Asia(1)	96.0	95.2	89.9
Total	$306.5	$308.1	$301.1
Institutional Clients Group
Treasury and trade solutions (TTS)	444.5	427.8	415.4
Banking ex-TTS	126.9	122.4	122.4
Markets and securities services	82.9	84.7	81.7
Total	$654.4	$634.9	$619.5
Total Corporate/Other	12.4	22.9	14.6
Total Citigroup deposits (AVG)	$973.3	$965.9	$935.1
Total Citigroup deposits (EOP)	$959.8	$964.0	$929.4

(1)	Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 3% year-over-year and remained unchanged sequentially in the fourth quarter. On an average basis, deposits increased 4% year-over-year and 1% sequentially.
Excluding the impact of FX translation, average deposits increased 3% year-over-year, driven primarily by 6% growth in TTS, as well as 4% aggregate growth in Asia GCB and Latin America GCB. North America GCB deposits declined 2% year-over-year, with half of the decline coming from lower escrow balances as a result of lower mortgage activity. Growth in checking deposits was more than offset by a reduction in money market balances, as clients transferred cash to investment accounts.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the parent entities and is a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multi-year contractual maturity structure. The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.8 years as of December 31, 2017, unchanged sequentially and a modest decline from 7.0 years from the prior year.
Citi’s long-term debt outstanding at the parent includes senior and subordinated debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and supplements benchmark debt issuance as a source of funding for Citi’s parent entities. Citi’s long-term debt at the bank also includes benchmark senior debt, FHLB advances and securitizations.

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Dec. 31, 2017	Sept. 30, 2017	Dec. 31, 2016
Parent and other(1)
Benchmark debt:
Senior debt	$109.8	$109.8	$99.9
Subordinated debt	26.9	27.0	26.8
Trust preferred	1.7	1.7	1.7
Customer-related debt	30.7	30.3	25.8
Local country and other(2)	1.8	1.8	2.5
Total parent and other	$170.9	$170.6	$156.7
Bank
FHLB borrowings	$19.3	$19.8	$21.6
Securitizations(3)	30.3	28.6	23.5
CBNA benchmark senior debt	12.5	9.5	—
Local country and other(2)	3.7	4.2	4.4
Total bank	$65.8	$62.1	$49.5
Total long-term debt	$236.7	$232.7	$206.2
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
“Parent and other” includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of December 31, 2017 “parent and other” included $18.7 billion of long-term debt issued by Citi’s broker-dealer subsidiaries.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding increased both year-over-year and quarter-over-quarter. The increase year-over-year was primarily driven by an increase in senior debt at the parent, as well as increases in both Citibank benchmark senior debt and securitizations at the bank. In addition, the year-over-year increase in outstanding customer-related debt was driven by stronger customer demand and fewer maturities and redemptions. Sequentially, the increase was driven primarily by an increase in Citibank benchmark debt and securitizations at the bank.

As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs and assist it in meeting regulatory changes and requirements. During 2017, Citi repurchased an aggregate of approximately $2.6 billion of its outstanding long-term debt, including early redemptions of FHLB advances.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2017		2016		2015
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$14.1	$21.6	$14.9	$26.0	$23.9	$20.2
Subordinated debt	1.6	1.3	3.2	4.0	4.0	7.5
Trust preferred	—	—	—	—	—	—
Customer-related debt	7.6	12.3	10.2	10.5	9.9	9.5
Local country and other	1.1	0.1	2.1	2.2	0.4	1.9
Total parent and other	$24.5	$35.3	$30.4	$42.7	$38.2	$39.1
Bank
FHLB borrowings	$7.8	$5.5	$10.5	$14.3	$4.0	$2.0
Securitizations	5.3	12.2	10.7	3.3	7.9	0.8
CBNA benchmark senior debt	—	12.6	—	—	—	—
Local country and other	3.4	2.3	3.9	3.4	2.8	2.7
Total bank	$16.5	$32.6	$25.1	$21.0	$14.7	$5.5
Total	$41.0	$68.0	$55.5	$63.7	$52.9	$44.6

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) in 2017, as well as its aggregate expected annual long-term debt maturities as of December 31, 2017:

	Maturities
In billions of dollars	2017	2018	2019	2020	2021	2022	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$14.1	$18.4	$14.8	$8.9	$14.4	$8.1	$45.3	$109.8
Subordinated debt	1.6	1.0	1.4	—	—	0.8	23.7	26.9
Trust preferred	—	—	—	—	—	—	1.7	1.7
Customer-related debt	7.6	4.2	2.8	3.9	2.5	2.0	15.4	30.7
Local country and other	1.1	0.6	0.1	0.2	0.1	0.1	0.7	1.8
Total parent and other	$24.5	$24.2	$19.0	$12.9	$16.9	$10.9	$86.8	$170.9
Bank
FHLB borrowings	$7.8	$16.8	$2.6	$—	$—	$—	$—	$19.3
Securitizations	5.3	8.7	9.0	4.6	3.9	1.3	2.8	30.3
CBNA benchmark senior debt	—	2.2	4.7	5.2	—	—	0.3	12.5
Local country and other	3.4	1.5	1.0	0.5	0.2	0.2	0.3	3.7
Total bank	$16.5	$29.3	$17.2	$10.3	$4.1	$1.5	$3.5	$65.8
Total long-term debt	$41.0	$53.5	$36.3	$23.2	$21.0	$12.4	$90.3	$236.7

Resolution Plan
Under Title I of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), Citigroup has developed a “single point of entry” resolution strategy and plan under the U.S. Bankruptcy Code. On July 1, 2017, Citi submitted its 2017 resolution plan to the Federal Reserve and FDIC. On December 19, 2017, the Federal Reserve and FDIC informed Citi that (i) the agencies jointly decided that Citi’s 2017 resolution plan submission satisfactorily addressed the shortcomings identified in the 2015 resolution plan submission, and (ii) the agencies together did not identify any shortcomings or deficiencies in the 2017 resolution plan submission. Citi’s next resolution plan submission is due July 1, 2019. For additional information on Citi’s resolution plan submissions, see “Risk Factors—Strategic Risks” above.
Under Citi’s resolution plan, only Citigroup, the parent holding company, would enter into bankruptcy, while Citigroup’s material legal entities (as defined in the public section of its 2017 resolution plan, which can be found on the Federal Reserve and FDIC websites) would remain operational and outside of any resolution or insolvency proceedings. Citigroup believes its resolution plan has been designed to minimize the risk of systemic impact to the U.S. and global financial systems, while maximizing the value of the bankruptcy estate for the benefit of Citigroup’s creditors, including its unsecured long-term debt holders. In addition, in line with the Federal Reserve’s final total loss-absorbing capacity (TLAC) rule, Citigroup believes it has developed the resolution plan so that Citigroup’s shareholders and unsecured creditors—including its unsecured long-term debt holders—bear any losses resulting from Citigroup’s bankruptcy.
In response to feedback received from the Federal Reserve and FDIC on Citigroup’s 2015 resolution plan, Citigroup took the following actions in connection with its 2017 resolution plan submission (which, as noted above, did not contain any shortcomings or deficiencies):

(i)	Citicorp LLC (Citicorp), an existing wholly owned subsidiary of Citigroup, was established as an intermediate holding company (an IHC) for certain of Citigroup’s operating material legal entities;

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

The Citi Support Agreement provides two mechanisms, besides Citicorp’s issuing of dividends to Citigroup, pursuant to which Citicorp will be required to transfer cash to Citigroup during business as usual so that Citigroup can fund its debt service as well as other operating needs: (i) one or more funding notes issued by Citicorp to Citigroup and (ii) a committed line of credit under which Citicorp may make loans to Citigroup.

Total Loss-Absorbing Capacity (TLAC)
In 2016, the Federal Reserve Board released a final rule that imposes minimum external loss-absorbing capacity (TLAC) and long-term debt (LTD) requirements on U.S. global systemically important bank holding companies (GSIBs), including Citi. The intended purpose of the final rule is to facilitate the orderly resolution of U.S. GSIBs under the U.S. Bankruptcy Code and Title II of the Dodd-Frank Act. The effective date for all requirements under the final rule is January 1, 2019. While Citi believes that it meets the final minimum TLAC and LTD requirements as of December, 31, 2017, there are uncertainties regarding certain key aspects of the final rule. For additional information, see “Risk Factors—Compliance, Conduct and Legal Risks” above. For additional discussion of the method 1 and method 2 GSIB capital surcharge methodology, see “Capital Resources—Current Regulatory Capital Standards” above.
Under the Federal Reserve Board’s final rule, U.S. GSIBs will be required to maintain minimum levels of TLAC and eligible LTD, each set by reference to the GSIB’s consolidated risk-weighted assets (RWA) and total leverage exposure and as described further below.

Minimum TLAC Requirements
The minimum TLAC requirement is the greater of (i) 18% of the GSIB’s RWA plus the then-applicable RWA-based TLAC buffer (see below) and (ii) 7.5% of the GSIB’s total leverage exposure plus a leveraged-based TLAC buffer of 2% (i.e., 9.5%). The RWA-based TLAC buffer equals the 2.5% capital conservation buffer, plus any applicable countercyclical capital buffer (currently 0%), plus the GSIB’s capital surcharge as determined under method 1 of the GSIB surcharge rule (2.0% for Citi as of January 1, 2018). Accordingly, Citi estimates its total current minimum TLAC requirement is 22.5% of RWA under the final rule. Pursuant to the final rule, TLAC may generally only consist of the GSIB’s (i) Common Equity Tier 1 Capital and Additional Tier 1 Capital issued directly by the bank holding company (excluding qualifying trust preferred securities) plus (ii) eligible LTD (as discussed below). Breach of either the RWA-

or leveraged-based TLAC buffer would result in restrictions on distributions and discretionary bonus payments.

Minimum Eligible LTD Requirements
The minimum LTD requirement is the greater of (i) 6% of the GSIB’s RWA plus its capital surcharge as determined under method 2 of the GSIB surcharge rule (3.0% for Citi as of January 1, 2018), for a total current requirement of 9% of RWA for Citi, and (ii) 4.5% of the GSIB’s total leverage exposure.
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
Outside of secured funding transactions, Citi’s short-term borrowings increased both year-over-year (a 45% increase) and sequentially (a 17% increase), driven by an increase in FHLB borrowing, as Citi continued to optimize liquidity across its legal vehicles.

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
Secured funding of $156 billion as of December 31, 2017 increased 10% from the prior-year period and declined 3% sequentially. Excluding the impact of FX translation, secured funding increased 5% from the prior-year period and decreased 3% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $163 billion for the quarter ended December 31, 2017.
The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity. The majority of this activity is secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other secured funding is secured by less-liquid securities, including equity securities, corporate bonds and asset-backed securities. The tenor of Citi’s matched book liabilities is generally equal to or longer than the tenor of the corresponding matched book assets.
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less-liquid securities inventory was greater than 110 days as of December 31, 2017.
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

Overall Short-Term Borrowings
The following table contains the year-end, average and maximum month-end amounts for the following respective short-term borrowings categories at the end of each of the three prior fiscal years:

	Federal funds purchased and securities sold under agreements to repurchase			Short-term borrowings(1)
				Commercial paper(2)			Other short-term borrowings(3)
In billions of dollars	2017	2016	2015	2017	2016	2015	2017	2016	2015
Amounts outstanding at year end	$156.3	$141.8	$146.5	$9.9	$10.0	$10.0	$34.5	$20.7	$11.1
Average outstanding during the year(4)(5)	157.7	158.1	174.5	10.0	10.0	10.7	23.2	14.8	22.2
Maximum month-end outstanding	163.0	171.7	186.2	10.1	10.2	15.3	34.5	20.9	41.9
Weighted-average interest rate
During the year(4)(5)(6)	1.69%	1.21%	0.92%	1.27%	0.80%	0.36%	2.81%	2.32%	1.40%
At year end(7)	1.02	0.63	0.59	1.28	0.79	0.22	1.62	1.39	1.50

(1)	Original maturities of less than one year.

(2)	Substantially all commercial paper outstanding was issued by certain Citibank entities for the periods presented.

(3)	Other short-term borrowings include borrowings from the FHLB and other market participants.

(4)	Interest rates and amounts include the effects of risk management activities associated with the respective liability categories.

(5)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to ASC 210-20-45; average rates exclude the impact of ASC 210-20-45.

(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.

(7)	Based on contractual rates at respective year ends; non-interest-bearing accounts are excluded from the weighted average interest rate calculated at year end.

Liquidity Monitoring and Measurement

Stress Testing
Liquidity stress testing is performed for each of Citi’s major entities, operating subsidiaries and/or countries. Stress testing and scenario analyses are intended to quantify the potential impact of an adverse liquidity event on the balance sheet and liquidity position, and to identify viable funding alternatives that can be utilized. These scenarios include assumptions about significant changes in key funding sources, market triggers (such as credit ratings), potential uses of funding and geopolitical and macroeconomic conditions. These conditions include expected and stressed market conditions as well as Company-specific events.
Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons and over different stressed conditions. Liquidity limits are set accordingly. To monitor the liquidity of an entity, these stress tests and potential mismatches are calculated with varying frequencies, with several tests performed daily.
Given the range of potential stresses, Citi maintains contingency funding plans on a consolidated basis and for individual entities. These plans specify a wide range of readily available actions for a variety of adverse market conditions or idiosyncratic stresses.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal liquidity stress metrics that Citi has developed for a 30-day stress scenario, Citi also monitors its liquidity by reference to the LCR, as calculated pursuant to the U.S. LCR rules.
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
Pursuant to the Federal Reserve Board’s final rule regarding LCR disclosures, effective April 1, 2017, Citi began to disclose LCR in the prescribed format.
The table below sets forth the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Dec. 31, 2017	Sept. 30, 2017	Dec. 31, 2016
HQLA	$446.4	$448.6	$403.7
Net outflows	364.3	365.1	332.5
LCR	123%	123%	121%
HQLA in excess of net outflows	$82.1	$83.5	$71.3

Note: Amounts set forth in the table above are presented on an average basis.

As set forth in the table above, Citi’s LCR increased year-over-year, as the increase in the HQLA (as discussed above) more than offset an increase in modeled net outflows. The increase in modeled net outflows was primarily driven by changes in assumptions, including changes in methodology to better align Citi’s outflow assumptions with those embedded in its resolution planning. Sequentially, Citi’s LCR remained unchanged.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
In 2016, the Federal Reserve Board, the FDIC and the OCC issued a proposed rule to implement the Basel III NSFR requirement.
The U.S.-proposed NSFR is largely consistent with the Basel Committee’s final NSFR rules. In general, the NSFR assesses the availability of a bank’s stable funding against a required level. A bank’s available stable funding would include portions of equity, deposits and long-term debt, while its required stable funding would be based on the liquidity characteristics of its assets, derivatives and commitments. Prescribed factors would be required to be applied to the various categories of asset and liabilities classes. The ratio of available stable funding to required stable funding would be required to be greater than 100%. While Citi believes that it is compliant with the proposed U.S. NSFR rules as of December 31, 2017, it will need to evaluate a final version of the rules, which are expected to be released during 2018. Citi expects that the NSFR final rules implementation period will be communicated along with the final version of the rules.

Credit Ratings
Citigroup’s funding and liquidity, funding capacity, ability to access capital markets and other sources of funds, the cost of these funds and its ability to maintain certain deposits are partially dependent on its credit ratings.
The table below sets forth the ratings for Citigroup and Citibank as of December 31, 2017. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Inc. (CGMI) were “A2/P-1” at Moody’s, “A+/A-1” at Standard & Poor’s and “A+/F1” at Fitch as of December 31, 2017. The long-term and short-term ratings of CGMHI were “BBB+/A-2” at Standard & Poor’s and “A/F1” at Fitch as of December 31, 2017.

.

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A+	F1	Stable
Moody’s Investors Service (Moody’s)	Baa1	P-2	Positive	A1	P-1	Positive
Standard & Poor’s (S&P)	BBB+	A-2	Stable	A+	A-1	Stable

Recent Credit Rating Developments
As of November 14, 2017, Moody's Investors Service has placed Citi on "Positive" outlook, citing Citi’s durable business model with a narrower geographic footprint and refined customer base targets, and the ability to demonstrate a strengthened risk asset profile as well as improved earnings stability.

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

 Citigroup Inc. and Citibank—Potential Derivative Triggers
As of December 31, 2017, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.8 billion, compared to $1.0 billion as of September 30, 2017. Other funding sources, such as securities financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of December 31, 2017, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $0.4 billion, compared to $0.5 billion as of September 30, 2017, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in increased aggregate cash obligations and collateral requirements of approximately $1.2 billion, compared to $1.5 billion as of September 30, 2017 (see also Note 22 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citibank were approximately $369 billion and the liquidity resources of Citi’s non-bank and other entities were approximately $77 billion, for a total of approximately $446 billion as of December 31, 2017. These liquidity resources are available in part as a contingency for the potential events described above.
In addition, a broad range of mitigating actions are currently included in Citigroup’s and Citibank’s contingency funding plans. For Citigroup, these mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending and adjusting the size of select trading books and collateralized borrowings from certain Citibank subsidiaries. Mitigating actions available to Citibank include, but are not limited to, selling or financing highly liquid government securities, tailoring levels of secured lending, adjusting the size of select trading assets, reducing loan originations and renewals, raising additional deposits or borrowing from the FHLB or central banks. Citi believes these mitigating actions could substantially reduce the funding and liquidity risk, if any, of the potential downgrades described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank’s senior debt/long-term rating by S&P could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of December 31, 2017, Citibank had liquidity commitments of approximately $9.9 billion to consolidated asset-backed commercial paper conduits, compared to $10.0 billion as of September 30, 2017 (as referenced in Note 21 to the Consolidated Financial Statements).
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
In order to manage changes in interest rates effectively, Citi may modify pricing on new customer loans and deposits, purchase fixed-rate securities, issue debt that is either fixed or floating or enter into derivative transactions that have the opposite risk exposures. Citi regularly assesses the viability of these and other strategies to reduce its interest rate risks and implements such strategies when it believes those actions are prudent.
Citi manages interest rate risk as a consolidated company-wide position. Citi’s client-facing businesses create interest-rate sensitive positions, including loans and deposits, as part of their ongoing activities. Citi Treasury aggregates these risk positions and manages them centrally. Operating within established limits, Citi Treasury makes positioning decisions and uses tools, such as Citi’s investment securities portfolio, company-issued debt and interest rate derivatives, to target the desired risk profile. Changes in Citi’s interest rate risk position reflect the accumulated changes in all non-trading assets and liabilities, with potentially large and offsetting impacts, as well as in Citi Treasury’s positioning decisions.
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

The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 bps increase in interest rates:

In millions of dollars (unless otherwise noted)	Dec. 31, 2017	Sept. 30, 2017	Dec. 31, 2016
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,471	$1,449	$1,586
All other currencies	598	610	550
Total	$2,069	$2,059	$2,136
As a percentage of average interest-earning assets	0.12%	0.12%	0.13%
Estimated initial impact to AOCI (after-tax)(2)(3)	$(4,853)	$(4,206)	$(4,617)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(35)	(48)	(53)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(182) million for a 100 bps instantaneous increase in interest rates as of December 31, 2017.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)
Results as of December 31, 2017 reflect the impact of Tax Reform, including the lower expected effective tax rate and the impact to Citi’s DTA position. Prior periods have not been restated. The estimated initial impact on Common Equity Tier I Capital ratio (bps) is calculated on a pre-tax basis prior to December 31, 2017.

The 2017 decrease in the estimated impact to net interest revenue primarily reflected changes in Citi’s balance sheet composition, including increases in loan balances and increased sensitivity in deposits, net of Citi Treasury positioning. The 2017 changes in the estimated impact to AOCI and the Common Equity Tier 1 Capital ratio primarily reflected the impact of Tax Reform, including the lower expected effective tax rate and the impact to Citi’s DTA position, net of changes in the composition of Citi Treasury’s investment and derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in shareholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of December 31, 2017, Citi expects that the negative $4.9 billion impact to AOCI in such a scenario could potentially be offset over approximately 21 months.
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under four different changes in interest rate scenarios for the U.S. dollar and Citi’s other currencies. While Citi also monitors the impact of a parallel decrease in interest rates, a 100 bps decrease in short-term rates is not meaningful, as it would imply negative interest rates in many of Citi’s markets.

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,471	$1,377	$86	$(102)
All other currencies	598	558	35	(35)
Total	$2,069	$1,935	$121	$(137)
Estimated initial impact to AOCI (after-tax)(1)	$(4,853)	$(3,046)	$(2,010)	$1,484
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(35)	(22)	(15)	11
Note: Each scenario in the table above assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year rate are interpolated.

(1)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(2)	Results as of December 31, 2017 reflect the impact of Tax Reform, including the lower expected effective tax rate and the impact to Citi’s DTA position.
As shown in the table above, the magnitude of the impact to Citi’s net interest revenue and AOCI is greater under scenario 2 as compared to scenario 3. This is because the combination of changes to Citi’s investment portfolio, partially offset by changes related to Citi’s pension liabilities, results in a net position that is more sensitive to rates at shorter and intermediate term maturities.

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of December 31, 2017, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.6 billion, or 1.0%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the Euro and the British pound sterling.
This impact is also before any mitigating actions Citi may take, including ongoing management of its foreign currency translation exposure. Specifically, as currency movements change the value of Citi’s net investments in foreign currency-denominated capital, these movements also change the value of Citi’s risk-weighted assets denominated in those currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s Common Equity Tier 1 Capital ratio. Changes in these hedging strategies, as well as hedging costs, divestitures and tax impacts, can further affect the actual impact of changes in foreign exchange rates on Citi’s capital as compared to an unanticipated parallel shock, as described above.

The effect of Citi’s ongoing management strategies with respect to changes in foreign exchange rates and the impact of these changes on Citi’s TCE and Common Equity Tier 1 Capital ratio are shown in the table below. For additional information on the changes in AOCI, see Note 19 to the Consolidated Financial Statements.

	For the quarter ended
In millions of dollars (unless otherwise noted)	Dec. 31, 2017	Sept. 30, 2017	Dec. 31, 2016
Change in FX spot rate(1)	(1.2)%	1.1%	(5.2)%
Change in TCE due to FX translation, net of hedges	$(498)	$222	$(1,668)
As a percentage of TCE	(0.3)%	0.1%	(0.9)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(5)	(3)	—

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin

In millions of dollars, except as otherwise noted	2017		2016		2015		Change 2017 vs. 2016		Change 2016 vs. 2015
Interest revenue(1)	$61,700		$58,077		$59,040		6%		(2)%
Interest expense (2)	16,517		12,511		11,921		32		5
Net interest revenue	$45,183		$45,566		$47,119		(1)%		(3)%
Interest revenue—average rate	3.69%		3.64%		3.68%		5	bps	(4)	bps
Interest expense—average rate	1.28		1.03		0.95		25	bps	8	bps
Net interest margin (3)	2.70		2.86		2.93		(16)	bps	(7)	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	1.40%		0.83%		0.69%		57	bps	14	bps
10-year U.S. Treasury note—average rate	2.33		1.83		2.14		50	bps	(31)	bps
10-year vs. two-year spread	93	bps	100	bps	145	bps

Note: All interest expense amounts include FDIC deposit insurance assessments.

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $496 million, $462 million and $489 million for 2017, 2016 and 2015, respectively.

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

Citi’s net interest revenue in the fourth quarter of 2017 remained largely unchanged versus the prior-year period at $11.2 billion ($11.4 billion on a taxable equivalent basis). Excluding the impact of FX translation, Citi’s net interest revenue was down slightly versus the prior-year period (down $50 million), as higher core accrual net interest revenue ($10.4 billion, up approximately 5% or $0.5 billion) was offset by lower trading-related net interest revenue ($0.5 billion, down approximately 46% or $0.4 billion) and lower net interest revenue associated with legacy assets in Corporate/Other ($0.3 billion, down approximately 34% or $0.1 billion). The increase in core accrual net interest revenue was driven mainly by the benefit of the December 2016, March 2017 and June 2017 interest rate increases and volume growth.

Citi’s net interest revenue for the full-year remained largely unchanged versus the prior-year at $44.7 billion ($45.2 billion on a taxable equivalent basis). Excluding the impact of FX translation, Citi’s net interest revenue declined by approximately $0.5 billion, as higher core accrual net interest revenue (approximately $40.5 billion, up 5%, or $2.0 billion) was offset by lower trading-related net interest revenue (approximately $2.9 billion, down 37%, or $1.7 billion), largely driven by higher wholesale funding costs, and lower net interest revenue associated with legacy assets in Corporate/Other (approximately $1.2 billion, down 40%, or $0.8 billion). The increase in core accrual net interest revenue was primarily due to the benefit of the interest rate increases and volume growth.

Citi’s NIM was 2.63% on a taxable equivalent basis in the fourth quarter of 2017, a decrease of 9 bps from the third quarter of 2017, driven primarily by lower trading-related NIM. On a full-year basis, Citi’s NIM was 2.70% on a taxable equivalent basis, compared to 2.86% in 2016, a decrease of 16 bps. Citi’s full-year core accrual NIM was 3.45%, a decline of 5 bps from the prior year, as higher core accrual net interest revenue was more than offset by balance sheet growth. (Citi’s core accrual net interest revenue and core accrual NIM are non-GAAP financial measures. Citi believes these measures provide a more meaningful depiction for investors of the underlying fundamentals of its business results.)

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)(4)

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	2017	2016	2015	2017	2016	2015	2017	2016	2015
Assets
Deposits with banks(5)	$169,385	$131,925	$133,853	$1,635	$971	$727	0.97%	0.74%	0.54%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$141,308	$147,734	$150,340	$1,922	$1,483	$1,215	1.36%	1.00%	0.81%
In offices outside the U.S.(5)	106,605	85,142	84,013	1,326	1,060	1,301	1.24	1.24	1.55
Total	$247,913	$232,876	$234,353	$3,248	$2,543	$2,516	1.31%	1.09%	1.07%
Trading account assets(7)(8)
In U.S. offices	$99,755	$103,610	$113,475	$3,531	$3,791	$3,945	3.54%	3.66%	3.48%
In offices outside the U.S.(5)	104,196	94,603	96,333	2,117	2,095	2,140	2.03	2.21	2.22
Total	$203,951	$198,213	$209,808	$5,648	$5,886	$6,085	2.77%	2.97%	2.90%
Investments
In U.S. offices
Taxable	$226,227	$225,764	$214,683	$4,450	$3,980	$3,812	1.97%	1.76%	1.78%
Exempt from U.S. income tax	18,152	19,079	20,034	775	693	443	4.27	3.63	2.21
In offices outside the U.S.(5)	106,040	106,159	102,374	3,309	3,157	3,071	3.12	2.97	3.00
Total	$350,419	$351,002	$337,091	$8,534	$7,830	$7,326	2.44%	2.23%	2.17%
Loans (net of unearned income)(9)
In U.S. offices	$371,711	$360,957	$354,434	$25,943	$24,240	$25,082	6.98%	6.72%	7.08%
In offices outside the U.S.(5)	267,774	262,715	273,064	15,529	15,578	15,465	5.80	5.93	5.66
Total	$639,485	$623,672	$627,498	$41,472	$39,818	$40,547	6.49%	6.38%	6.46%
Other interest-earning assets(10)	$60,628	$56,398	$63,209	$1,163	$1,029	$1,839	1.92%	1.82%	2.91%
Total interest-earning assets	$1,671,781	$1,594,086	$1,605,812	$61,700	$58,077	$59,040	3.69%	3.64%	3.68%
Non-interest-earning assets(7)	$203,657	$214,642	$218,025
Total assets	$1,875,438	$1,808,728	$1,823,837

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $496 million, $462 million and $489 million for 2017, 2016 and 2015, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	2017	2016	2015	2017	2016	2015	2017	2016	2015
Liabilities
Deposits
In U.S. offices(5)	$313,094	$288,817	$273,135	$2,530	$1,630	$1,291	0.81%	0.56%	0.47%
In offices outside the U.S.(6)	436,949	429,608	425,086	4,056	3,670	3,761	0.93	0.85	0.88
Total	$750,043	$718,425	$698,221	$6,586	$5,300	$5,052	0.88%	0.74%	0.72%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$96,258	$100,472	$108,320	$1,574	$1,024	$614	1.64%	1.02%	0.57%
In offices outside the U.S.(6)	61,434	57,588	66,197	1,087	888	998	1.77	1.54	1.51
Total	$157,692	$158,060	$174,517	$2,661	$1,912	$1,612	1.69%	1.21%	0.92%
Trading account liabilities(8)(9)
In U.S. offices	$33,399	$29,481	$24,711	$380	$242	$107	1.14%	0.82%	0.43%
In offices outside the U.S.(6)	57,149	44,669	45,252	258	168	110	0.45	0.38	0.24
Total	$90,548	$74,150	$69,963	$638	$410	$217	0.70%	0.55%	0.31%
Short-term borrowings(10)
In U.S. offices	$74,825	$61,015	$64,973	$684	$202	$224	0.91%	0.33%	0.34%
In offices outside the U.S.(6)	22,837	19,184	50,803	375	275	299	1.64	1.43	0.59
Total	$97,662	$80,199	$115,776	$1,059	$477	$523	1.08%	0.59%	0.45%
Long-term debt(11)
In U.S. offices	$192,079	$175,342	$182,347	$5,382	$4,179	$4,308	2.80%	2.38%	2.36%
In offices outside the U.S.(6)	4,615	6,426	7,642	191	233	209	4.14	3.63	2.73
Total	$196,694	$181,768	$189,989	$5,573	$4,412	$4,517	2.83%	2.43%	2.38%
Total interest-bearing liabilities	$1,292,639	$1,212,602	$1,248,466	$16,517	$12,511	$11,921	1.28%	1.03%	0.95%
Demand deposits in U.S. offices	$37,824	$38,120	$26,144
Other non-interest-bearing liabilities(8)	316,379	328,822	330,037
Total liabilities	$1,646,842	$1,579,544	$1,604,647
Citigroup stockholders’ equity(12)	$227,599	$228,065	$217,875
Noncontrolling interest	997	1,119	1,315
Total equity(12)	$228,596	$229,184	$219,190
Total liabilities and stockholders’ equity	$1,875,438	$1,808,728	$1,823,837
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$967,752	$944,893	$931,258	$27,551	$27,929	$28,492	2.85%	2.96%	3.06%
In offices outside the U.S.(6)	704,029	649,193	674,554	17,632	17,637	18,627	2.50	2.72	2.76
Total	$1,671,781	$1,594,086	$1,605,812	$45,183	$45,566	$47,119	2.70%	2.86%	2.93%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $496 million, $462 million and $489 million for 2017, 2016 and 2015, respectively.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2017 vs. 2016			2016 vs. 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$317	$347	$664	$(11)	$255	$244
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(67)	$506	$439	$(21)	$289	$268
In offices outside the U.S.(4)	267	(1)	266	17	(258)	(241)
Total	$200	$505	$705	$(4)	$31	$27
Trading account assets(5)
In U.S. offices	$(139)	$(121)	$(260)	$(354)	$200	$(154)
In offices outside the U.S.(4)	203	(181)	22	(38)	(7)	(45)
Total	$64	$(302)	$(238)	$(392)	$193	$(199)
Investments(1)
In U.S. offices	$(9)	$561	$552	$188	$230	$418
In offices outside the U.S.(4)	(4)	156	152	113	(27)	86
Total	$(13)	$717	$704	$301	$203	$504
Loans (net of unearned income)(6)
In U.S. offices	$734	$969	$1,703	$455	$(1,297)	$(842)
In offices outside the U.S.(4)	297	(346)	(49)	(598)	711	113
Total	$1,031	$623	$1,654	$(143)	$(586)	$(729)
Other interest-earning assets(7)	$80	$54	$134	$(182)	$(628)	$(810)
Total interest revenue	$1,679	$1,944	$3,623	$(431)	$(532)	$(963)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	2017 vs. 2016			2016 vs. 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$147	$753	$900	$77	$262	$339
In offices outside the U.S.(4)	64	322	386	40	(131)	(91)
Total	$211	$1,075	$1,286	$117	$131	$248
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(45)	$595	$550	$(47)	$457	$410
In offices outside the U.S.(4)	62	137	199	(132)	22	(110)
Total	$17	$732	$749	$(179)	$479	$300
Trading account liabilities(5)
In U.S. offices	$35	$103	$138	$24	$111	$135
In offices outside the U.S.(4)	52	38	90	(1)	59	58
Total	$87	$141	$228	$23	$170	$193
Short-term borrowings(6)
In U.S. offices	$55	$427	$482	$(13)	$(9)	$(22)
In offices outside the U.S.(4)	57	43	100	(267)	243	(24)
Total	$112	$470	$582	$(280)	$234	$(46)
Long-term debt
In U.S. offices	$424	$779	$1,203	$(167)	$38	$(129)
In offices outside the U.S.(4)	(72)	30	(42)	(37)	61	24
Total	$352	$809	$1,161	$(204)	$99	$(105)
Total interest expense	$779	$3,227	$4,006	$(523)	$1,113	$590
Net interest revenue	$900	$(1,283)	$(383)	$92	$(1,645)	$(1,553)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Market Risk of Trading Portfolios
Trading portfolios include positions resulting from market making activities, hedges of certain available-for-sale (AFS) debt securities, the CVA relating to derivative counterparties and all associated hedges, fair value option loans, hedges to the loan portfolio and the leverage finance pipeline within capital markets origination within ICG.
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
The following chart of total daily trading-related revenue (loss) captures trading volatility and shows the number of days in which revenues for Citi’s trading businesses fell within particular ranges. Trading-related revenue includes trading, net interest and other revenue associated with Citi’s trading businesses. It excludes DVA, FVA and CVA adjustments incurred due to changes in the credit quality of counterparties, as well as any associated hedges to that CVA. In addition, it excludes fees and other revenue associated with capital markets origination activities. Trading-related revenues are driven by both customer flows and the changes in valuation of the trading inventory. As shown in the chart, positive trading-related revenue was achieved for 99.6% of the trading days in 2017.

Daily Trading-Related Revenue (Loss) (1)— Twelve Months ended December 31, 2017 In millions of dollars

(1)
Reflects the effects of asymmetrical accounting for economic hedges of certain AFS debt securities.  Specifically, the change in the fair value of hedging derivatives is included in Trading-related revenue, while the offsetting change in the fair value of hedged AFS debt securities is included in AOCI and not reflected above.

Factor Sensitivities
Factor sensitivities are expressed as the change in the value of a position for a defined change in a market risk factor, such as a change in the value of a U.S. Treasury bill for a one-basis-point change in interest rates. Citi’s market risk management, within the Risk organization, works to ensure that factor sensitivities are calculated, monitored and, in most cases, limited for all material risks taken in the trading portfolios.

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
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 350,000 market factors, making use of approximately 200,000 time series, with sensitivities updated daily, volatility parameters updated daily to weekly and correlation parameters updated monthly. The conservative features of the VAR calibration contribute an approximate 20% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets.
As set forth in the table below, Citi’s average trading VAR increased from December 31, 2016 to December 31, 2017, mainly due to changes in interest rate exposures from mark-to-market hedging activity against non-trading positions in the Markets and securities services businesses within ICG. The increase was partially offset by lower credit spread exposures and volatilities. Average trading and credit portfolio VAR was largely unchanged from December 31, 2016 to December 31, 2017, mainly due to a reduction of the hedging related to lending activities offsetting the increase in average trading VAR.

Year-end and Average Trading VAR and Trading and Credit Portfolio VAR

In millions of dollars	December 31, 2017	2017 Average	December 31, 2016	2016 Average
Interest rate	$69	$58	$37	$35
Credit spread	54	48	63	62
Covariance adjustment(1)	(25)	(20)	(17)	(28)
Fully diversified interest rate and credit spread(2)	$98	$86	$83	$69
Foreign exchange	25	25	32	24
Equity	17	15	13	14
Commodity	17	22	27	21
Covariance adjustment(1)	(63)	(64)	(70)	(58)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$94	$84	$85	$70
Specific risk-only component(3)	$—	$1	$3	$7
Total trading VAR—general market risk factors only (excluding credit portfolios)	$94	$83	$82	$63
Incremental impact of the credit portfolio(4)	$11	$10	$20	$22
Total trading and credit portfolio VAR	$105	$94	$105	$92

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	2017		2016
In millions of dollars	Low	High	Low	High
Interest rate	$29	$97	$25	$64
Credit spread	38	63	55	73
Fully diversified interest rate and credit spread	$59	$109	$59	$97
Foreign exchange	16	49	14	46
Equity	6	27	6	26
Commodity	13	31	10	33
Total trading	$58	$116	$53	$106
Total trading and credit portfolio	67	123	72	131
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Dec. 31, 2017
Total—all market risk factors, including general and specific risk	$93
Average—during year	$83
High—during year	115
Low—during year	57

VAR Model Review and Validation
Generally, Citi’s VAR review and model validation process entails reviewing the model framework, major assumptions and implementation of the mathematical algorithm. In addition, as part of the model validation process, product specific back-testing on portfolios is periodically completed and reviewed with Citi’s U.S. banking regulators. Furthermore, Regulatory VAR back-testing (as described below) is performed against buy-and-hold profit and loss on a monthly basis for multiple sub-portfolios across the organization (trading desk level, ICG business segment and Citigroup) and the results are shared with U.S. banking regulators.
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

The following graph shows the daily buy-and-hold profit and loss associated with Citi’s covered positions compared to Citi’s one-day Regulatory VAR during 2017. During 2017, there were no back-testing exceptions observed for Citi’s Regulatory VAR.

The difference between the 45.4% of days with buy-and-hold gains for Regulatory VAR back-testing and the 99.6% of days with trading, net interest and other revenue associated with Citi’s trading businesses, shown in the histogram of daily trading-related revenue below, reflects, among other things, that a significant portion of Citi’s trading-related revenue is not generated from daily price movements on these positions and exposures, as well as differences in the portfolio composition of Regulatory VAR and Risk Management VAR.

Regulatory Trading VAR and Associated Buy-and-Hold Profit and Loss (1)—12 Months ended December 31, 2017 In millions of dollars

(1)
Buy-and-hold profit and loss, as defined by the banking regulators under Basel III, represents the daily mark-to-market revenue movement attributable to the trading position from the close of the previous business day. Buy-and-hold profit and loss excludes realized trading revenue and net interest intra-day trading profit and loss on new and terminated trades, as well as changes in reserves. Therefore, it is not comparable to the trading-related revenue presented in the chart of daily trading-related revenue above.

Stress Testing
Citi performs market risk stress testing on a regular basis to estimate the impact of extreme market movements. It is performed on individual positions and trading portfolios, as well as in aggregate, inclusive of multiple trading portfolios. Citi’s market risk management, after consultations with the businesses, develops both systemic and specific stress scenarios, reviews the output of periodic stress testing exercises, and uses the information to assess the ongoing appropriateness of exposure levels and limits. Citi uses two complementary approaches to market risk stress testing across all major risk factors (i.e., equity, foreign exchange, commodity, interest rate and credit spreads): top-down systemic stresses and bottom-up business-specific stresses. Systemic stresses are designed to quantify the potential impact of extreme market movements on an institution-wide basis, and are constructed using both historical periods of market stress and projections of adverse economic scenarios. Business-specific stresses are designed to probe the risks of particular portfolios and market segments, especially those risks that are not fully captured in VAR and systemic stresses.
The systemic stress scenarios and business-specific stress scenarios at Citi are used in several reports reviewed by senior management and also to calculate internal risk capital for trading market risk. In general, changes in market values are defined over a one-year horizon. For the most liquid positions and market factors, changes in market values are defined over a shorter two-month horizon. The limited set of positions and market factors whose market value changes are defined over a two-month time horizon are those that in management’s judgment have historically remained very liquid during financial crises, even as the trading liquidity of most other positions and market factors materially declined.

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
Operational risk is inherent in Citi’s global business activities, as well as related support functions, and can result in losses arising from events associated with the following, among others:

•	fraud, theft and unauthorized activity;

•	employment practices and workplace environment;

•	clients, products and business practices;

•	physical assets and infrastructure; and

•	execution, delivery and process management.

Citi manages operational risk consistent with the overall framework described in “Managing Global Risk—Overview” above. The Company’s goal is to keep operational risk at appropriate levels relative to the characteristics of Citi’s businesses, the markets in which it operates, its capital and liquidity and the competitive, economic and regulatory environment.
To anticipate, mitigate and control operational risk, Citi has established policies and a global framework for assessing, monitoring and communicating operational risks and the overall operating effectiveness of the internal control environment across Citigroup. As part of this framework, Citi has defined its operational risk appetite and has established a manager’s control assessment (MCA) process (a process through which managers at Citi identify, monitor, measure, report on and manage risks and the related controls) to help managers self-assess significant operational risks and key controls and identify and address weaknesses in the design and/or operating effectiveness of internal controls that mitigate significant operational risks.
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
In addition, Risk management, including Operational Risk Management, works proactively with the businesses and other independent control functions to embed a strong operational risk management culture and framework across Citi. Operational Risk Management engages with the businesses to ensure effective implementation of the Operational Risk Management framework by focusing on (i) identification, analysis and assessment of operational risks, (ii) effective challenge of key control issues and operational risks and (iii) anticipation and mitigation of operational risk events.
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

COMPLIANCE RISK
Compliance risk is the risk arising from violations of, or non-conformance with, local, national, or cross-border laws, rules, or regulations, Citi's internal policies, or other relevant standards of conduct or the risk of harming customers, clients or the integrity of the market.
As the champion of responsible finance, Independent Compliance Risk Management’s primary objectives are to:

•
Maintain a framework that facilitates enterprise-wide compliance with local, national or cross-border laws, rules or regulations, Citi’s internal policies and procedures and relevant standards of conduct;

•	Support Citi’s operations by assisting in the management of compliance risk across products, business lines, functions and geographies, supported by globally consistent systems and processes; and

•	Drive and embed a risk culture of compliance, control and ethical conduct throughout Citi.

Independent Compliance Risk Management (ICRM) Program
To anticipate, mitigate and control compliance risk, Citi has established a global independent compliance risk management framework for assessing, monitoring and communicating compliance risks. To achieve this mission, ICRM seeks to:

•	Communicate a strong culture of compliance, control and ethical conduct.

•
Identify compliance risk and AML compliance risk for which each business or function has responsibility, including through compliance risk assessments, and set standards with respect to these requirements.

•
Identify regulatory changes and oversee the assessment of impact, as well as capture and monitor adherence to existing regulatory requirements, providing the businesses with guidance and support as needed in accordance with the regulatory change management standard.

•	Provide credible challenge to the first-line units in their assessment and management of compliance risk.

•	Perform compliance assurance activities to oversee adherence to applicable requirements.

•	Issue policies, procedures and other documentation that set standards for employees in conducting Citi’s business and provide oversight in the application of those standards to specific circumstances.

•
Manage regulatory examinations and other supervisory activity impacting Citi’s businesses and global control functions in accordance with the regulatory exam management governance and process standards.

•	Provide training to support the effective execution of roles and responsibilities related to the identification, control, reporting and escalation of matters related to compliance risks.

•	Report to senior management and the Citigroup Board of Directors or their designated committees on the effectiveness of the processes and standards implemented to manage compliance risk.

•
Escalate through the appropriate channels, which may include governance forums, the results of monitoring, testing, reporting or other oversight activities that may represent a violation of law, regulation, policy or other significant compliance risk and take reasonable action to see that the matter is appropriately identified, tracked and resolved, including through the issuance of corrective action plans against the first line of defense.

•
Advise, as needed or when required by policy, on the degree to which existing and new business processes, methodologies, performance, products, services, transactions or customer segments satisfy Citi standards and are consistent with the prudent management of compliance risk.

CONDUCT RISK
Citi places conduct risk within compliance risk and defines conduct risk as the risk that Citi’s employees or agents may—intentionally or through negligence—harm customers, clients, or the integrity of the markets, and thereby the integrity of the Company. Citi manages its exposure to conduct risk through a global conduct risk program that is implemented across its businesses and functions. The conduct risk program requires all three lines of defense to understand and perform certain key roles and responsibilities. The first line of defense owns and manages the risks inherent in or arising from the business, including conduct risk, and is responsible for managing, minimizing and mitigating those risks. The second line of defense takes a risk-based approach to assess, advise on, monitor and test current and emerging significant conduct risks across products, businesses, functions, countries and regions and works to enhance the effectiveness of controls. The third line of defense provides independent risk-based assurance over the conduct risk program based upon a risk-based audit plan and audit methodology as approved by the Citigroup Board of Directors.
Each business and function identifies its significant conduct risks through a diagnostic process that includes broadly understanding their potential significant conduct risks in the context of their overall activities, identifying and flagging their significant conduct risks and related controls and incorporating the results of this diagnostic process into their annual risk assessment process. Citi also manages its conduct risk through other initiatives, including various culture-related efforts.

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

STRATEGIC RISK
Citi senior management, led by Citi’s CEO, is responsible for the development and execution of the strategy of the Company. Significant strategic actions are reviewed and approved by, or notified to, the Citigroup and Citibank Board of Directors, as appropriate.  The Citigroup Board of Directors holds an annual strategic meeting and annual regional strategic meetings, and receives business presentations at its regular meetings, in order to monitor management’s execution of Citi’s strategy. At the business level, business heads are accountable for the interpretation and execution of the Company-wide strategy, as it applies to their area, including decisions on new business and product entries.
The management of strategic risk rests upon the foundational elements that include an annual financial operating plan encompassing all businesses, products and geographies and defined financial and operating targets, derived from the operating plan, which can be monitored throughout the year in order to assess strategic and operating performance.   Strategic risk is monitored through various mechanisms, including regular updates to senior management and the Board of Directors on performance against the operating plan, quarterly business reviews between the Citi CEO and business and regional CEOs in which the performance and risks of each major business and region are discussed, ongoing reporting to senior management and executive management scorecards.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by
country (excluding the U.S.) as of December 31, 2017. The total exposure as of December 31, 2017 to the top 25 countries disclosed below, in combination with the U.S., would represent, approximately 94% of Citi’s exposure to all countries. For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 24% of corporate loans presented in the table below are to U.K. domiciled
entities (25% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.
Approximately 80% of the total U.K. funded loans and 88% of
the total U.K. unfunded commitments were investment grade
as of December 31, 2017. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.
For a discussion of uncertainties arising as a result of the terms and other uncertainties resulting from the U.K.’s potential exit from the EU, see “Risk Factors—Strategic Risks” above.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(3)	Unfunded(4)	Net MTM on derivatives/repos(5)	Total hedges (on loans and CVA)	Investment securities(6)	Trading account assets(7)	Total as of 4Q17	Total as of 3Q17	Total as of 4Q16	Total as a % of Citi as of 4Q17(8)
United Kingdom	$36.1	$—	$4.6	$60.3	$8.4	$(2.2)	$7.0	$(1.0)	$113.2	$110.2	$107.5	7.2%
Mexico	9.4	25.3	0.4	7.3	0.5	(0.7)	13.1	3.1	58.4	62.8	52.4	3.7
Hong Kong	16.3	11.6	0.7	6.4	0.7	(0.3)	5.7	1.1	42.2	40.8	35.9	2.7
Singapore	15.2	12.4	0.3	5.1	1.2	(0.2)	7.1	0.3	41.4	43.8	36.4	2.6
Korea	2.2	19.9	0.2	3.3	2.2	(1.2)	7.7	1.0	35.3	34.2	34.0	2.3
Ireland	12.6	—	2.3	15.8	0.4	—	—	0.8	31.9	28.8	24.8	2.0
India	6.4	7.0	0.6	5.3	1.1	(0.7)	9.3	1.3	30.3	28.7	30.9	1.9
Australia	4.4	10.9	—	5.6	0.8	(0.5)	3.8	0.2	25.2	27.0	22.4	1.6
Brazil(2)	11.7	—	—	2.7	5.0	(1.8)	3.2	3.9	24.7	28.0	28.5	1.6
China	8.0	4.6	0.4	1.8	1.8	(0.7)	3.8	(0.3)	19.4	20.8	17.2	1.2
Germany	0.1	—	—	3.9	4.3	(1.9)	8.9	3.8	19.1	18.6	16.0	1.2
Japan	3.1	0.1	0.2	2.7	2.8	(1.0)	5.3	4.5	17.7	18.8	18.3	1.1
Taiwan	4.5	9.1	0.1	1.1	0.3	—	1.3	0.9	17.3	18.5	16.6	1.1
Canada	1.8	0.6	0.5	7.0	1.8	(0.4)	4.4	0.6	16.3	16.0	17.0	1.0
Poland	3.6	2.0	—	3.1	—	(0.1)	5.0	0.4	14.0	13.6	11.8	0.9
Malaysia	1.4	4.9	0.3	2.1	0.1	(0.1)	0.9	0.4	10.0	9.1	9.3	0.6
Thailand	0.9	2.2	—	1.8	0.1	—	1.8	0.6	7.4	7.0	5.8	0.5
United Arab Emirates	2.9	1.5	0.1	2.5	0.3	(0.1)	—	(0.2)	7.0	6.7	6.0	0.4
Russia	1.8	1.0	—	1.0	1.9	(0.1)	0.8	0.2	6.6	5.0	5.3	0.4
Indonesia	1.9	1.1	—	1.5	—	(0.1)	1.5	0.4	6.3	6.2	5.2	0.4
Luxembourg	—	—	—	—	0.5	(0.3)	4.6	0.6	5.4	6.1	5.4	0.3
Colombia(2)	1.7	1.6	—	1.1	0.3	—	0.4	—	5.1	4.9	5.6	0.3
Jersey	3.2	—	—	1.6	—	—	—	—	4.8	4.5	3.7	0.3
South Africa	1.6	—	—	1.2	0.4	(0.1)	1.4	(0.2)	4.3	4.3	3.9	0.3
Argentina(2)	1.9	—	—	0.1	1.3	(0.4)	0.4	0.9	4.2	4.3	2.2	0.3
											Total	36.2%

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of December 31, 2017, private bank loans in the table above totaled $23.5 billion, concentrated in Singapore ($7.0 billion), Hong Kong ($6.8 billion) and the U.K. ($5.1 billion).

(2)
GCB loans include funded loans in Argentina, Brazil and Colombia related to businesses that were transferred to Corporate/Other as of January 1, 2016. The sales of the Argentina and Brazil consumer banking businesses were completed in the first and fourth quarters of 2017, respectively.

(3)	Other funded includes other direct exposure such as accounts receivable, loans held-for-sale, other loans in Corporate/Other and investments accounted for under the equity method.

(4)	Unfunded exposure includes unfunded corporate lending commitments, letters of credit and other contingencies.

(5)	Net mark-to-market on derivatives and securities lending/borrowing transactions (repos). Exposures are shown net of collateral and inclusive of CVA. Includes margin loans.

(6)	Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost.

(7)	Trading account assets are shown on a net basis and include issuer risk on cash products and derivative exposure where the underlying reference entity/issuer is located in that country.

Argentina
As of December 31, 2017, Citi’s net investment in its Argentine operations was approximately $954 million, compared to $725 million at December 31, 2016.
Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina. The impact of devaluations of the Argentine peso on Citi’s net investment in Argentina, net of hedges, is reported as a translation loss in stockholders’ equity.
Although Citi currently uses the Argentine peso as the functional currency, an increase in inflation resulting in a cumulative three-year inflation rate of 100% or more would result in a change in the functional currency to the U.S. dollar. Citi has historically based its evaluation of the cumulative three-year inflation rate on the CPI (Consumer Price Index) inflation statistics published by INDEC, the Argentine government’s statistics agency. However, for the period from November 2015 to April 2016, INDEC did not publish CPI statistics, which has led to uncertainty about the cumulative three-year inflation rate. As of December 31, 2017, Citi evaluated the available CPI statistics as well as inflation statistics published by the Argentine Central Bank and concluded that Argentina’s cumulative three-year inflation rate had not reached 100%. However, uncertainty continues as to the cumulative three-year inflation rate, and additional information received in future periods could result in a change of functional currency to the U.S. dollar in 2018.
While a change in the functional currency to the U.S. dollar would not result in any immediate gains or losses to Citi, it would result in future changes in the translation of Citi’s Argentine peso-denominated assets and liabilities into U.S. dollars being recorded in earnings instead of stockholders’ equity.

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

•
Amounts do not consider the benefit of collateral received for secured financing transactions (i.e., repurchase agreements, reverse repurchase agreements and securities loaned and borrowed) and are reported based on notional amounts.

•
Netting of derivative receivables and payables, reported at fair value, is permitted, but only under a legally binding netting agreement with the same specific counterparty, and does not include the benefit of margin received or hedges.

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

The tables below set forth each country whose total outstandings exceeded 0.75% of total Citigroup assets:

	December 31, 2017
	Cross-border claims on third parties and local country assets
In billions of U.S. dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
United Kingdom	$17.3	$23.2	$36.4	$19.4	$13.5	$62.4	$96.3	$32.3	$74.9	$77.1
Cayman Islands	—	—	63.6	8.6	4.3	45.3	72.2	5.2	—	—
Germany	6.9	38.3	9.3	11.8	10.2	45.4	66.2	12.1	54.6	54.1
Japan	25.4	25.8	6.4	8.5	13.3	49.6	66.1	6.1	22.9	22.3
Mexico	4.8	18.3	7.9	34.4	4.7	42.8	65.4	19.6	6.4	6.2
France	14.3	5.1	21.1	6.1	8.7	37.2	46.6	23.6	59.8	60.6
South Korea	2.5	15.8	1.9	24.4	1.4	38.3	44.6	16.7	14.4	12.4
Singapore	1.9	22.5	4.3	15.0	0.4	33.6	43.7	10.9	1.8	1.8
India	6.0	12.7	4.4	16.0	5.6	25.8	39.1	9.5	2.5	2.1
Australia	4.6	8.2	4.7	15.0	7.3	19.3	32.5	13.2	13.2	13.3
China	5.2	9.5	3.7	12.9	3.6	24.4	31.3	3.9	14.2	14.5
Hong Kong	0.8	9.8	3.0	16.1	5.0	23.9	29.7	14.5	2.5	2.3
Brazil	3.7	11.4	0.9	10.5	5.5	17.3	26.6	2.2	10.6	9.6
Netherlands	5.8	9.5	4.9	6.1	4.1	15.9	26.3	9.8	27.3	27.8
Taiwan	1.0	6.1	2.2	13.3	2.7	16.9	22.5	14.1	0.1	0.1
Canada	4.3	4.7	7.8	4.9	2.9	11.1	21.7	13.3	5.4	6.2
Switzerland	1.2	13.7	1.3	4.2	1.7	17.2	20.4	5.1	19.3	19.4
Italy	3.3	11.3	0.6	1.3	7.5	9.3	16.5	2.7	59.6	58.4

	December 31, 2016
	Cross-border claims on third parties and local country assets
In billions of U.S. dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
United Kingdom	$15.0	$18.1	$35.3	$20.0	$8.7	$47.7	$88.4	$23.2	$81.8	$82.9
Mexico	6.4	18.3	7.7	30.7	4.5	29.9	63.1	17.0	7.3	6.7
Cayman Islands	0.1	—	55.6	3.8	1.3	35.5	59.5	2.9	0.4	0.1
Japan	21.2	27.3	7.4	3.0	7.2	42.1	58.9	7.2	25.3	24.9
Germany	7.9	26.7	8.8	6.7	4.2	28.3	50.1	12.9	65.4	63.5
France	15.8	4.3	24.5	2.8	2.9	36.1	47.4	11.9	64.9	64.4
Korea	2.2	15.4	0.8	21.6	1.4	32.1	40.0	16.4	11.0	9.4
Singapore	2.6	17.4	2.4	14.3	1.1	28.2	36.7	11.9	1.5	1.4
India	5.7	11.5	2.1	13.3	2.8	23.2	32.6	7.9	2.1	1.6
Brazil	3.5	11.9	0.8	15.0	5.1	19.8	31.2	5.1	11.9	10.1
Australia	6.2	7.4	4.5	12.3	6.0	14.3	30.4	11.8	17.5	17.2
China	4.2	12.2	2.4	11.2	3.8	25.7	30.0	3.9	12.6	13.2
Netherlands	8.8	9.9	6.2	4.4	2.1	14.2	29.3	7.7	29.5	29.3
Hong Kong	0.9	10.3	2.7	13.4	4.9	24.4	27.3	12.9	2.3	1.9
Switzerland	1.9	13.1	1.2	4.8	0.7	17.2	21.0	5.5	20.8	20.7
Canada	4.2	4.5	5.8	6.2	2.2	8.9	20.7	13.9	6.6	6.8
Taiwan	0.9	5.8	1.7	11.4	1.9	15.4	19.8	12.6	0.1	0.1
Italy	2.4	8.5	1.3	1.0	3.8	5.9	13.2	2.7	66.0	63.6

(1)	Non-bank financial institutions.

(2)	Included in total outstanding.

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

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
This section contains a summary of Citi’s most significant accounting policies and accounting standards that have been issued, but are not yet effective. Note 1 to the Consolidated Financial Statements contains a summary of Citigroup’s significant accounting policies, including a discussion of recently adopted accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Operational Risks” above). Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Citigroup Board of Directors.

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
Estimates of these probable losses are based upon (i) Citigroup’s internal system of credit-risk ratings that are analogous to the risk ratings of the major credit rating agencies and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2016 and internal data dating to the early 1970s on severity of losses in the event of default. Adjustments may be made to this data, including (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans and the degree to which there are large obligor concentrations in the global portfolio and (ii) adjustments made for specifically known items, such as current environmental factors and credit trends.
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
This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on Citi’s credit costs and the allowance in any period.

For a further description of the loan loss reserve and related accounts, see Notes 1 and 15 to the Consolidated Financial Statements.
Goodwill
Citi tests goodwill for impairment annually on July 1 (the annual test) and between annual tests (the interim test) if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit or a significant decline in Citi’s stock price. During 2017, annual and interim tests were performed, which resulted in no goodwill impairment as described in Note 16 to the Consolidated Financial Statements.
As of December 31, 2017, Citigroup’s activities are conducted through the Global Consumer Banking and Institutional Clients Group business segments and Corporate/Other. Goodwill impairment testing is performed at the level below the business segment (referred to as a reporting unit). Goodwill is recorded in a business combination under the acquisition method of accounting when the acquisition price is higher than the fair value of net assets, including identifiable intangible assets. At the time a business is acquired, goodwill is allocated to Citi’s applicable reporting units based on relative fair value. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the allocated goodwill. If any significant business reorganization occurs, Citi may reallocate the goodwill.
Consistent with prior years, Citi utilizes allocated equity as a proxy for the carrying value of its reporting units for purposes of goodwill impairment testing. The allocated equity in the reporting units is determined based on the capital the business would require if it were operating as a standalone entity, incorporating sufficient capital to be in compliance with regulatory capital requirements, including capital for specifically identified goodwill and intangible assets. The capital allocated to the businesses is incorporated into the annual budget process, which is approved by Citi’s Board of Directors.
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
Similar to 2016, Citigroup engaged an independent valuation specialist in 2017 to assist in Citi’s valuation for most of the reporting units employing both the market approach and the DCF method. For reporting units in which both methods were utilized in 2017, the resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.
The DCF method utilized at the time of each impairment test used discount rates that Citi believes adequately reflected the risk and uncertainty in the financial markets in the internally generated cash flow projections. The DCF method employs a capital asset pricing model in estimating the discount rate.
Since none of the Company’s reporting units are publicly traded, individual reporting unit fair-value determinations cannot be directly correlated to Citigroup’s common stock price. The sum of the fair values of the reporting units exceeded the overall market capitalization of Citi as of July 1, 2017. However, Citi believes that it is not meaningful to reconcile the sum of the fair values of the Company’s reporting units to its market capitalization due to several factors. The market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk nor a business model that is perceived to be as complex. In addition, the market capitalization of Citigroup does not include consideration of the individual reporting unit’s control premium.
See Note 16 to the Consolidated Financial Statements for additional information on goodwill, including the changes in the goodwill balance year-over-year and the reporting unit goodwill balances as of December 31, 2017.

Income Taxes

Overview
Citi is subject to the income tax laws of the U.S., its states and local municipalities and the non-U.S. jurisdictions in which Citi operates. These tax laws are complex and are subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit.
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
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (Tax Reform), reflecting many of the anticipated changes to U.S. corporate taxation, including a lower statutory tax rate of 21%, a quasi-territorial regime and a deemed repatriation of all accumulated earnings and profits of foreign subsidiaries. The new law was generally effective January 1, 2018.

Citi recorded a charge to continuing operations of $22.6 billion in the fourth quarter of 2017, composed of a $12.4 billion remeasurement due to the reduction to the U.S. corporate tax rate and a change to a quasi- territorial tax system, a $7.9 billion valuation allowance against Citi’s FTC carry-forwards and its U.S. residual DTAs related to its non-U.S. branches, and a $2.3 billion reduction in Citi’s FTC carry-forwards related to the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. Quasi-territorial refers to the continued U.S. taxation of non-U.S. branches, with a separate FTC basket for branches, and the application of Global Intangible Low Taxed Income (GILTI) provisions to intangible income (e.g., services income) of non-U.S. subsidiaries. The valuation allowance against FTCs results from the impact of the lower tax rate and the new separate FTC basket for non-U.S. branches, as well as diminished ability under Tax Reform to generate income from sources outside the U.S. to support FTC utilization. Some of the components of the charge are provisional amounts as defined in SAB 118 and therefore will be revised in 2018. For additional information, see Note 1 to the Consolidated Financial Statements.
Citi has an overall domestic loss (ODL) of approximately $52 billion. An ODL allows a company to recharacterize domestic income as income from sources outside the U.S., which enables a taxpayer to use FTC carry-forwards and FTCs generated in future years, assuming the generation of sufficient U.S. taxed income. The change in Tax Reform to allow a taxpayer to elect to recharacterize up to 100% of its domestic source income as non-U.S. source income (up from 50%) is not expected to materially impact the valuation allowance.
Beginning in 2018, Citi will be taxed on income generated by its U.S. operations at a federal tax rate of 21%. The effect on its state tax rate is dependent upon how and when the individual states choose to or automatically adopt the various new provisions of the U.S. Internal Revenue Code.
Citi’s non-U.S. branches and subsidiaries will be subject to tax at their local tax rates. While non-U.S. branches continue to be subject to U.S. taxation, Citi expects no material residual U.S. tax on such earnings since its overall non-U.S. branch tax rate is in excess of 21%. With respect to non-U.S. subsidiaries, dividends from these subsidiaries will be excluded from U.S. taxation. While Citi expects that the majority of its non-U.S. subsidiary earnings may be classified as GILTI, it similarly expects no material residual U.S. tax on such earnings based on its non-U.S. subsidiaries’ local tax rates, which exceed, on average, the GILTI tax rate. Although Citi is still in the process of analyzing the provisions of Tax Reform associated with GILTI, it does not expect a material change in impact. Finally, Citi does not expect the BEAT (Base Erosion Anti-Abuse Tax) to affect its tax provision.
Citi expects that its effective tax rate will be roughly 25% in 2018 with the possibility of lower effective tax rates in subsequent years.

DTAs
At December 31, 2017, Citi had net DTAs of $22.5 billion. In the fourth quarter of 2017, Citi’s DTAs decreased by $23.0 billion, driven primarily by the remeasurement related to Tax Reform and by earnings, partially offset by an increase in AOCI. On a full-year basis, Citi’s DTAs decreased $24.2 billion from $46.7 billion at December 31, 2016. The decrease in total DTAs year-over-year was primarily due to Tax Reform and earnings, partially offset by an increase in AOCI.
Citi expects that the absolute amount of its $5.7 billion valuation allowance against FTC carry-forwards may grow in future years as it generates additional FTCs relating to its non-U.S. branches due to their higher overall local tax rate reduced by the statutory expiration of FTC carry-forwards. With respect to the portion of the valuation allowance established on its FTC carry-forwards that are available for use in the general basket, changes in the amount of earnings from sources outside the U.S. could alter the amount of valuation allowance that is eventually needed against such FTCs.
FTCs comprised approximately $7.6 billion of Citi’s DTAs as of December 31, 2017, compared to approximately $14.2 billion as of December 31, 2016. The decrease in FTCs year-over-year was primarily due to the use of FTCs against the deemed repatriation under Tax Reform, the valuation allowance established as a result of the reduced future corporate tax rate and the change to a quasi-territorial tax system. This represented $6.6 billion of the $24.2 billion decrease in Citi’s overall DTAs noted above. The FTC carry-forward periods represent the most time-sensitive component of Citi’s DTAs.
Citi believes the U.S. federal and New York state and city net operating loss carry-forward period of 20 years provides enough time to fully utilize the net DTAs pertaining to the existing net operating loss carry-forwards. This is due to Citi’s forecast of sufficient U.S. taxable income and the continued taxation of Citi’s non-U.S. income by New York state and city. Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $22.5 billion at December 31, 2017 is more-likely-than-not, based upon management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise as well as available tax planning strategies (as defined in ASC Topic 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. Citi has concluded that it has the necessary positive evidence to support the realization of its net DTAs after taking its valuation allowances into consideration.
For additional information on Citi’s income taxes, including its income tax provision, tax assets and liabilities, and a tabular summary of Citi’s net DTAs balance as of December 31, 2017 (including the FTCs and applicable expiration dates of the FTCs), see Note 9 to the Consolidated Financial Statements. For additional discussion of the potential impact to Citi’s DTAs that could arise from Tax Reform, see “Risk Factors—Strategic Risks” above.

Litigation Accruals
See the discussion in Note 27 to the Consolidated Financial Statements for information regarding Citi’s policies on establishing accruals for litigation and regulatory contingencies.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.
The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized through an allowance for credit losses and adjusted each period for changes in credit risk.
The CECL methodology represents a significant change from existing GAAP and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect that ASU 2016-13 will have on its Consolidated Financial Statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of Citi’s portfolios at the date of adoption. Based on a preliminary analysis performed in 2017 and the environment and portfolios at that time, the overall impact was estimated to be an approximate 10% to 20% increase in credit reserves as of that time. Moreover, there are still some implementation questions that will need to be resolved that could affect the estimated impact. The ASU will be effective for Citi as of January 1, 2020.

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the guidance as of January 1, 2018 using full retrospective application for all periods presented. There is no material change in timing and amount of revenue recognized associated with the adoption.
The new standard clarified the guidance related to reporting revenue gross as a principal versus net as an agent. The Company has identified transactions, including underwriting activity where Citi is deemed the principal, rather than the agent, which require a gross up of annual revenues and expenses of approximately $1.0 billion. This change in presentation will not have an impact on Income from continuing operations; however, this standard would have increased Citi’s efficiency ratio by approximately 57 bps for the year ended December 31, 2017. The impact for 2018 is expected to be consistent with 2017.

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

Income Tax Impact of Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU was effective January 1, 2018. The impact of this standard upon adoption is an increase of DTAs by approximately $0.2 billion, a decrease of retained earnings by approximately $0.2 billion and a decrease of prepaid tax assets by approximately $0.4 billion.

Subsequent Measurement of Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Under the ASU, the impairment test is the comparison of the fair value of a reporting unit with its carrying amount (the current Step 1), with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts).
The ASU will be effective for Citi as of January 1, 2020, with early adoption permitted. The impact of the ASU will depend upon the performance of the reporting units and the market conditions impacting the fair value of each reporting unit going forward.

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
The ASU was effective for public entities, including Citi, as of January 1, 2018 with prospective application. The impact of the ASU will depend upon the acquisition and disposal activities of Citi. If fewer transactions qualify as a business, there could be less initial recognition of goodwill, but also less goodwill allocated to disposals.

Changes in Accounting for Pension and Postretirement (Benefit) Expense
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the income statement presentation of net benefit expense and requires restating the Company’s financial statements for each of the earlier periods presented in Citi’s annual and interim financial statements. The change in presentation was effective for annual and interim periods starting January 1, 2018. The ASU requires that only the service cost component of net benefit expense be included in Compensation and benefits on the income statement.  The other components of net benefit expense will be required to be presented outside of Compensation and benefits and will be presented in Other operating expense.  Since both of these income statement line items are part of Operating expenses, total Operating expenses will not change, nor will there be any change in Net income. This change in presentation is not expected to have a material effect on Compensation and benefits and Other operating expenses and will be applied prospectively. The components of the net benefit expense are currently disclosed in Note 7 to the Consolidated Financial Statements.
 The new standard also changes the components of net benefit expense that are eligible for capitalization when employee costs are capitalized in connection with various activities, such as internally developed software, construction-in-progress, and loan origination costs. Prospectively from January 1, 2018, only the service cost component of net benefit expense may be capitalized.  Existing capitalized balances are not affected. This change in amounts eligible for capitalization is not expected to have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

Hedging
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which will better align an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  The mandatory effective date for calendar year-end public companies is January 1, 2019, but the amendments may be early adopted in any interim or annual period after issuance. The targeted improvements in the ASU will allow Citi increased flexibility to structure hedges of fixed- and floating-rate instruments and will allow a one-time transfer of certain pre-payable debt securities from HTM to AFS.  Application of the ASU is expected to better reflect the economics of Citi’s risk management activities and will also reduce the volatility associated with foreign currency hedging. The ASU requires the change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item and also requires expanded disclosures. Citi adopted this standard on January 1, 2018 and transferred approximately $4 billion of HTM securities into AFS classification as permitted as a one-time transfer under the standard. The impact to opening retained earnings was immaterial.

See Note 1 to the Consolidated Financial Statements for a discussion of “Accounting Changes.”

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017 and, based on that evaluation, the CEO and CFO have concluded that at that date, Citigroup’s disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Citi’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Citi’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Citi’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Citi’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that Citi’s receipts and expenditures are made only in accordance with authorizations of Citi’s management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Citi’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In addition, given Citi’s large size, complex operations and global footprint, lapses or deficiencies in internal controls may occur from time to time.
Citi’s management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2017, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
The effectiveness of Citi’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2017.

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
Generally, forward-looking statements are not based on historical facts, but instead represent Citigroup’s and its management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, target, illustrate, and similar expressions or future or conditional verbs such as will, should, would and could.
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including, without limitation, (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations and (ii) the factors listed and described under “Risk Factors” above.
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

Opinion on Internal Control Over Financial Reporting
We have audited Citigroup Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
New York, New York
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Citigroup Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Citigroup Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1969.

New York, New York
February 23, 2018

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars, except per share amounts	2017	2016	2015
Revenues(1)
Interest revenue	$61,204	$57,615	$58,551
Interest expense	16,517	12,511	11,921
Net interest revenue	$44,687	$45,104	$46,630
Commissions and fees	$12,939	$11,938	$14,485
Principal transactions	9,168	7,585	6,008
Administration and other fiduciary fees	3,079	2,783	2,856
Realized gains on sales of investments, net	778	948	682
Other-than-temporary impairment losses on investments
Gross impairment losses	(63)	(620)	(265)
Less: Impairments recognized in AOCI	—	—	—
Net impairment losses recognized in earnings	$(63)	$(620)	$(265)
Other revenue	$861	$2,137	$5,958
Total non-interest revenues	$26,762	$24,771	$29,724
Total revenues, net of interest expense	$71,449	$69,875	$76,354
Provisions for credit losses and for benefits and claims
Provision for loan losses	$7,503	$6,749	$7,108
Policyholder benefits and claims	109	204	731
Provision (release) for unfunded lending commitments	(161)	29	74
Total provisions for credit losses and for benefits and claims	$7,451	$6,982	$7,913
Operating expenses(1)
Compensation and benefits	$21,181	$20,970	$21,769
Premises and equipment	2,453	2,542	2,878
Technology/communication	6,891	6,685	6,581
Advertising and marketing	1,608	1,632	1,547
Other operating	9,104	9,587	10,840
Total operating expenses	$41,237	$41,416	$43,615
Income from continuing operations before income taxes	$22,761	$21,477	$24,826
Provision for income taxes (benefits)	29,388	6,444	7,440
Income (loss) from continuing operations	$(6,627)	$15,033	$17,386
Discontinued operations
Loss from discontinued operations	$(104)	$(80)	$(83)
Provision (benefit) for income taxes	7	(22)	(29)
Loss from discontinued operations, net of taxes	$(111)	$(58)	$(54)
Net income (loss) before attribution of noncontrolling interests	$(6,738)	$14,975	$17,332
Noncontrolling interests	60	63	90
Citigroup’s net income (loss)	$(6,798)	$14,912	$17,242
Basic earnings per share(2)
Income (loss) from continuing operations	$(2.94)	$4.74	$5.43
Loss from discontinued operations, net of taxes	(0.04)	(0.02)	(0.02)
Net income (loss)	$(2.98)	$4.72	$5.41
Weighted average common shares outstanding	2,698.5	2,888.1	3,004.0

CONSOLIDATED STATEMENT OF INCOME Citigroup Inc. and Subsidiaries

Diluted earnings per share(2)
Income (loss) from continuing operations	$(2.94)	$4.74	$5.42
Income (loss) from discontinued operations, net of taxes	(0.04)	(0.02)	(0.02)
Net income (loss)	$(2.98)	$4.72	$5.40
Adjusted weighted average common shares outstanding	2,698.5	2,888.3	3,007.7

(1)	Certain prior-period revenue and expense lines and totals were reclassified to conform to the current period’s presentation. See Note 3 to the Consolidated Financial Statements.

(2)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2017	2016	2015
Citigroup’s net income (loss)	$(6,798)	$14,912	$17,242
Add: Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$(863)	$108	$(964)
Net change in debt valuation adjustment (DVA), net of taxes(1)	(569)	(337)	—
Net change in cash flow hedges, net of taxes	(138)	57	292
Benefit plans liability adjustment, net of taxes(2)	(1,019)	(48)	43
Net change in foreign currency translation adjustment, net of taxes and hedges	(202)	(2,802)	(5,499)
Citigroup’s total other comprehensive income (loss)(3)	$(2,791)	$(3,022)	$(6,128)
Citigroup’s total comprehensive income (loss)	$(9,589)	$11,890	$11,114
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$114	$(56)	$(83)
Add: Net income attributable to noncontrolling interests	60	63	90
Total comprehensive income (loss)	$(9,415)	$11,897	$11,121
(1)    See Note 1 to the Consolidated Financial Statements.
(2)    See Note 8 to the Consolidated Financial Statements.
(3) Includes the impact of ASU 2018-02, adopted in the fourth quarter of 2017. See Note 1 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	December 31,
In millions of dollars	2017	2016
Assets
Cash and due from banks	$23,775	$23,043
Deposits with banks	156,741	137,451
Federal funds sold and securities borrowed or purchased under agreements to resell (including $132,949 and $133,204 as of December 31, 2017 and December 31, 2016, respectively, at fair value)	232,478	236,813
Brokerage receivables	38,384	28,887
Trading account assets (including $99,460 and $80,986 pledged to creditors at December 31, 2017 and December 31, 2016, respectively)	251,556	243,925
Investments:
Available for sale (including $9,493 and $8,239 pledged to creditors as of December 31, 2017 and December 31, 2016, respectively)	290,914	299,424
Held to maturity (including $435 and $843 pledged to creditors as of December 31, 2017 and December 31, 2016, respectively)	53,320	45,667
Non-marketable equity securities (including $1,206 and $1,774 at fair value as of December 31, 2017 and December 31, 2016, respectively)	8,056	8,213
Total investments	$352,290	$353,304
Loans:
Consumer (including $25 and $29 as of December 31, 2017 and December 31, 2016, respectively, at fair value)	333,656	325,063
Corporate (including $4,349 and $3,457 as of December 31, 2017 and December 31, 2016, respectively, at fair value)	333,378	299,306
Loans, net of unearned income	$667,034	$624,369
Allowance for loan losses	(12,355)	(12,060)
Total loans, net	$654,679	$612,309
Goodwill	22,256	21,659
Intangible assets (other than MSRs)	4,588	5,114
Mortgage servicing rights (MSRs)	558	1,564
Other assets (including $19,793 and $15,729 as of December 31, 2017 and December 31, 2016, respectively, at fair value)	105,160	128,008
Total assets	$1,842,465	$1,792,077

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

	December 31,
In millions of dollars	2017	2016
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$52	$142
Trading account assets	1,129	602
Investments	2,498	3,636
Loans, net of unearned income
Consumer	54,656	53,401
Corporate	19,835	20,121
Loans, net of unearned income	$74,491	$73,522
Allowance for loan losses	(1,930)	(1,769)
Total loans, net	$72,561	$71,753
Other assets	154	158
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$76,394	$76,291
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	December 31,
In millions of dollars, except shares and per share amounts	2017	2016
Liabilities
Non-interest-bearing deposits in U.S. offices	$126,880	$136,698
Interest-bearing deposits in U.S. offices (including $303 and $434 as of December 31, 2017 and December 31, 2016, respectively, at fair value)	318,613	300,972
Non-interest-bearing deposits in offices outside the U.S.	87,440	77,616
Interest-bearing deposits in offices outside the U.S. (including $1,162 and $778 as of December 31, 2017 and December 31, 2016, respectively, at fair value)	426,889	414,120
Total deposits	$959,822	$929,406
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $40,638 and $33,663 as of December 31, 2017 and December 31, 2016, respectively, at fair value)	156,277	141,821
Brokerage payables	61,342	57,152
Trading account liabilities	124,047	139,045
Short-term borrowings (including $4,627 and $2,700 as of December 31, 2017 and December 31, 2016, respectively, at fair value)	44,452	30,701
Long-term debt (including $31,392 and $26,254 as of December 31, 2017 and December 31, 2016, respectively, at fair value)	236,709	206,178
Other liabilities (including $15,084 and $10,796 as of December 31, 2017 and December 31, 2016, respectively, at fair value)	58,144	61,631
Total liabilities	$1,640,793	$1,565,934
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 770,120 as of December 31, 2017 and December 31, 2016, at aggregate liquidation value	$19,253	$19,253
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,523,273 and 3,099,482,042 as of December 31, 2017 and December 31, 2016, respectively	31	31
Additional paid-in capital	108,008	108,042
Retained earnings	138,425	146,477
Treasury stock, at cost: December 31, 2017—529,614,728 shares and December 31, 2016—327,090,192 shares	(30,309)	(16,302)
Accumulated other comprehensive income (loss)	(34,668)	(32,381)
Total Citigroup stockholders’ equity	$200,740	$225,120
Noncontrolling interest	932	1,023
Total equity	$201,672	$226,143
Total liabilities and equity	$1,842,465	$1,792,077

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

	December 31,
In millions of dollars	2017	2016
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$10,079	$10,697
Long-term debt	30,492	23,919
Other liabilities	611	1,275
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$41,182	$35,891
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

	Years ended December 31,
	Amounts			Shares
In millions of dollars, except shares in thousands	2017	2016	2015	2017	2016	2015
Preferred stock at aggregate liquidation value
Balance, beginning of year	$19,253	$16,718	$10,468	770	669	419
Issuance of new preferred stock	—	2,535	6,250	—	101	250
Balance, end of period	$19,253	$19,253	$16,718	770	770	669
Common stock and additional paid-in capital
Balance, beginning of year	$108,073	$108,319	$108,010	3,099,482	3,099,482	3,082,038
Employee benefit plans	(27)	(251)	357	41	—	17,438
Preferred stock issuance expense	—	(37)	(23)	—	—	—
Other	(7)	42	(25)	—	—	6
Balance, end of period	$108,039	$108,073	$108,319	3,099,523	3,099,482	3,099,482
Retained earnings
Balance, beginning of year	$146,477	$133,841	$117,852
Adjustment to opening balance, net of taxes(1)	(660)	15	—
Adjusted balance, beginning of period	$145,817	$133,856	$117,852
Citigroup’s net income (loss)	(6,798)	14,912	17,242
Common dividends(2)	(2,595)	(1,214)	(484)
Preferred dividends	(1,213)	(1,077)	(769)
Impact of Tax Reform related to AOCI reclassification(3)	3,304	—	—
Other(4)	(90)	—	—
Balance, end of period	$138,425	$146,477	$133,841
Treasury stock, at cost
Balance, beginning of year	$(16,302)	$(7,677)	$(2,929)	(327,090)	(146,203)	(58,119)
Employee benefit plans(5)	531	826	704	11,651	14,256	13,318
Treasury stock acquired(6)	(14,538)	(9,451)	(5,452)	(214,176)	(195,143)	(101,402)
Balance, end of period	$(30,309)	$(16,302)	$(7,677)	(529,615)	(327,090)	(146,203)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(32,381)	$(29,344)	$(23,216)
Adjustment to opening balance, net of taxes(1)	504	(15)	—
Adjusted balance, beginning of period	$(31,877)	$(29,359)	$(23,216)
Citigroup’s total other comprehensive income (loss)(3)	(2,791)	(3,022)	(6,128)
Balance, end of period	$(34,668)	$(32,381)	$(29,344)
Total Citigroup common stockholders’ equity	$181,487	$205,867	$205,139	2,569,908	2,772,392	2,953,279
Total Citigroup stockholders’ equity	$200,740	$225,120	$221,857
Noncontrolling interests
Balance, beginning of year	$1,023	$1,235	$1,511
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	(28)	(11)	—
Transactions between Citigroup and the noncontrolling-interest shareholders	(121)	(130)	(164)
Net income attributable to noncontrolling-interest shareholders	60	63	90
Dividends paid to noncontrolling-interest shareholders	(44)	(42)	(78)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	114	(56)	(83)
Other	(72)	(36)	(41)
Net change in noncontrolling interests	$(91)	$(212)	$(276)
Balance, end of period	$932	$1,023	$1,235
Total equity	$201,672	$226,143	$223,092

(1)	See Note 1 to the Consolidated Financial Statements.

(2)
Common dividends declared were $0.16 per share in the first and second quarters and $0.32 per share in the third and fourth quarters of 2017; $0.05 per share in the first and second quarters and $0.16 per share in the third and fourth quarters of 2016; and $0.01 in the first quarter and $0.05 per share in the second, third and fourth quarters of 2015.

(3)	Includes the impact of ASU 2018-02, which transferred those amounts from AOCI to Retained earnings. See Notes 1 and 19 to the Consolidated Financial Statements.
(4) Includes the impact of ASU No. 2016-09. See Note 1 to the Consolidated Financial Statements.

(5)
Includes treasury stock related to (i) certain activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee-restricted or deferred-stock programs, where shares are withheld to satisfy tax requirements.

(6)	For 2017, 2016 and 2015, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2017	2016	2015
Cash flows from operating activities of continuing operations
Net income (loss) before attribution of noncontrolling interests	$(6,738)	$14,975	$17,332
Net income attributable to noncontrolling interests	60	63	90
Citigroup’s net income (loss)	$(6,798)	$14,912	$17,242
Loss from discontinued operations, net of taxes	(111)	(58)	(54)
Income (loss) from continuing operations—excluding noncontrolling interests	$(6,687)	$14,970	$17,296
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Net gains on significant disposals(1)	(602)	(404)	(3,210)
Depreciation and amortization	3,659	3,720	3,506
Deferred tax provision (2)	24,877	1,459	2,794
Provision for loan losses	7,503	6,749	7,108
Realized gains from sales of investments	(778)	(948)	(682)
Net impairment losses on investments, goodwill and intangible assets	91	621	318
Change in trading account assets	(7,726)	(2,710)	46,830
Change in trading account liabilities	(14,998)	21,533	(21,524)
Change in brokerage receivables, net of brokerage payables	(5,307)	2,226	2,278
Change in loans held-for-sale (HFS)	247	6,603	(7,207)
Change in other assets	(2,489)	(6,859)	(32)
Change in other liabilities	(3,421)	(28)	(1,135)
Other, net	(2,956)	7,000	(6,603)
Total adjustments	$(1,900)	$38,962	$22,441
Net cash provided by (used in) operating activities of continuing operations	$(8,587)	$53,932	$39,737
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(19,290)	$(25,311)	$15,488
Change in federal funds sold and securities borrowed or purchased under agreements to resell	4,335	(17,138)	22,895
Change in loans	(58,062)	(39,761)	1,353
Proceeds from sales and securitizations of loans	8,365	18,140	9,610
Purchases of investments	(185,740)	(211,402)	(242,362)
Proceeds from sales of investments(3)	107,368	132,183	141,470
Proceeds from maturities of investments	84,369	65,525	82,047
Proceeds from significant disposals(1)	3,411	265	5,932
Payments due to transfers of net liabilities associated with significant disposals(1)(4)	—	—	(18,929)
Capital expenditures on premises and equipment and capitalized software	(3,361)	(2,756)	(3,198)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	377	667	577
Net cash provided by (used in) investing activities of continuing operations	$(58,228)	$(79,588)	$14,883
Cash flows from financing activities of continuing operations
Dividends paid	$(3,797)	$(2,287)	$(1,253)
Issuance of preferred stock	—	2,498	6,227
Treasury stock acquired	(14,541)	(9,290)	(5,452)
Stock tendered for payment of withholding taxes	(405)	(316)	(428)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	14,456	(4,675)	(26,942)
Issuance of long-term debt	67,960	63,806	44,619
Payments and redemptions of long-term debt	(40,986)	(55,460)	(52,843)
Change in deposits	30,416	24,394	8,555
Change in short-term borrowings	13,751	9,622	(37,256)

Net cash provided by (used in) financing activities of continuing operations	$66,854	$28,292	$(64,773)
Effect of exchange rate changes on cash and cash equivalents	$693	$(493)	$(1,055)
Change in cash and due from banks	$732	$2,143	$(11,208)
Cash and due from banks at beginning of period	23,043	20,900	32,108
Cash and due from banks at end of period	$23,775	$23,043	$20,900
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$2,083	$4,359	$4,978
Cash paid during the year for interest	15,675	12,067	12,031
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$—	$—	$(9,063)
Decrease in investments associated with significant disposals reclassified to HFS	—	—	(1,402)
Decrease in goodwill and intangible assets associated with significant disposals reclassified to HFS	—	—	(223)
Decrease in deposits associated with banks with significant disposals reclassified to HFS	—	—	(404)
Transfers to loans HFS from loans	5,900	13,900	28,600
Transfers to OREO and other repossessed assets	113	165	276
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$—	$—	$(4,673)

(1)	See Note 2 to the Consolidated Financial Statements for further information on significant disposals.

(2)	Includes the full impact of the $22.6 billion non-cash charge related to the Tax Cuts and Jobs Act (Tax Reform). See Notes 1 and 9 to the Consolidated Financial Statements for further information.
(3) Proceeds for 2016 include approximately $3.3 billion from the sale of Citi’s investment in China Guangfa Bank.

(4)	The payments associated with significant disposals result primarily from the sale of deposit liabilities.
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

Variable Interest Entities
An entity is a variable interest entity (VIE) if it meets either of the criteria outlined in Accounting Standards Codification (ASC) Topic 810, Consolidation, which are (i) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the entity’s expected losses or expected returns.
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
All unconsolidated VIEs are monitored by the Company to assess whether any events have occurred to cause its primary beneficiary status to change.
All entities not deemed to be VIEs with which the Company has involvement are evaluated for consolidation under other subtopics of ASC 810. See Note 21 to the Consolidated Financial Statements for more detailed information.

Foreign Currency Translation
Assets and liabilities of Citi’s foreign operations are translated from their respective functional currencies into U.S. dollars using period-end spot foreign exchange rates. The effects of those translation adjustments are reported in Accumulated other comprehensive income (loss), a component of stockholders’ equity, net of any related hedge and tax effects, until realized upon sale or substantial liquidation of the foreign operation. Revenues and expenses of Citi’s foreign operations are translated monthly from their respective functional currencies into U.S. dollars at amounts that approximate weighted average exchange rates.
For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the U.S. dollar as their functional currency, the effects of changes in exchange rates are primarily included in Principal transactions, along with the related effects of any economic hedges. Instruments used to hedge foreign currency exposures include foreign currency forward, option and swap contracts and, in certain instances, designated issues of non-U.S. dollar debt. Foreign operations in countries with highly inflationary economies designate the U.S. dollar as their functional currency, with the effects of changes in exchange rates primarily included in Other revenue.

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
Physical commodities inventory is carried at the lower of cost or market with related losses reported in Principal transactions. Realized gains and losses on sales of commodities inventory are included in Principal transactions. Investments in unallocated precious metals accounts (gold, silver, platinum and palladium) are accounted for as hybrid instruments containing a debt host contract and an embedded non-financial derivative instrument indexed to the price of the relevant precious metal. The embedded derivative instrument is separated from the debt host contract and accounted for at fair value. The debt host contract is carried at fair value under the fair value option, as described in Note 25 to the Consolidated Financial Statements.
Derivatives used for trading purposes include interest rate, currency, equity, credit and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. Derivative asset and liability positions are presented net by counterparty on the Consolidated Balance Sheet when a valid master netting agreement exists and the other conditions set out in ASC Topic 210-20, Balance Sheet—Offsetting, are met. See Note 22 to the Consolidated Financial Statements.
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
Loans that are held-for-investment are classified as Loans, net of unearned income on the Consolidated Balance Sheet, and the related cash flows are included within the cash flows from investing activities category in the Consolidated Statement of Cash Flows on the line Change in loans. However, when the initial intent for holding a loan has changed from held-for-investment to HFS, the loan is reclassified to held-for-sale, but the related cash flows continue to be reported in cash flows from investing activities in the Consolidated Statement of Cash Flows on the line Proceeds from sales and securitizations of loans.

Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking (GCB) businesses and Corporate/Other.

Consumer Non-accrual and Re-aging Policies
As a general rule, interest accrual ceases for installment and real estate (both open- and closed-end) loans when payments are 90 days contractually past due. For credit cards and other unsecured revolving loans, however, Citi generally accrues interest until payments are 180 days past due. As a result of OCC guidance, home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage is 90 days or more past due. Also as a result of OCC guidance, mortgage loans in regulated bank entities within 60 days of notification that the borrower has filed for bankruptcy, other than FHA-insured loans, are classified as non-accrual. Commercial market loans are placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due.
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
For U.S. consumer loans, generally one of the conditions to qualify for modification is that a minimum number of payments (typically ranging from one to three) must be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) loans may only be modified under those respective agencies’ guidelines, and payments are not always required in order to re-age a modified loan to current.

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

•
Real estate-secured loans in bankruptcy, other than FHA-insured loans, are written down to the estimated value of the property, less costs to sell, within 60 days of notification that the borrower has filed for bankruptcy or in accordance with Citi’s charge-off policy, whichever is earlier.

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

Consumer Loans
For consumer loans, each portfolio of non-modified smaller-balance homogeneous loans is independently evaluated for impairment by product type (e.g., residential mortgage, credit card, etc.) in accordance with ASC 450, Contingencies. The allowance for loan losses attributed to these loans is established via a process that estimates the probable losses inherent in the specific portfolio. This process includes migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current and anticipated economic conditions, including changes in housing prices and unemployment trends. Citi’s allowance for loan losses under ASC 450 only considers contractual principal amounts due, except for credit card loans, where estimated loss amounts related to accrued interest receivable are also included.
Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes and terms of loans, an evaluation of overall credit quality, the credit process, including lending policies and procedures, and economic, geographical, product and other environmental factors.
Separate valuation allowances are determined for impaired smaller-balance homogeneous loans whose terms have been modified in a troubled debt restructuring (TDR). Long-term modification programs, and short-term (less than 12 months) modifications that provide concessions (such as interest rate reductions) to borrowers in financial difficulty, are reported as TDRs. In addition, loan modifications that involve a trial period are reported as TDRs at the start of the trial period. The allowance for loan losses for TDRs is determined in accordance with ASC 310-10-35, Receivables—Subsequent Measurement, considering all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan’s original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. These expected cash flows incorporate modification program default rate assumptions. The original contractual effective rate for credit card loans is the pre-modification rate, which may include interest rate increases under the original contractual agreement with the borrower.

Valuation allowances for commercial market loans, which are classifiably managed consumer loans, are determined in the same manner as for corporate loans and are described in more detail in the following section. Generally, an asset-specific component is calculated under ASC 310-10-35 on an individual basis for larger-balance, non-homogeneous loans that are considered impaired, and the allowance for the remainder of the classifiably managed consumer loan portfolio is calculated under ASC 450 using a statistical methodology that may be supplemented by management adjustment.

Corporate Loans
In the corporate portfolios, the Allowance for loan losses includes an asset-specific component and a statistically based component. The asset-specific component is calculated under ASC 310-10-35 for larger-balance, non-homogeneous loans that are considered impaired. An asset-specific allowance is established when the discounted cash flows, collateral value (less disposal costs) or observable market price of the impaired loan are lower than its carrying value. This allowance considers the borrower’s overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors (discussed further below) and, if appropriate, the realizable value of any collateral. The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis considering historical loss experience.
The allowance for the remainder of the loan portfolio is determined under ASC 450 using a statistical methodology, supplemented by management judgment. The statistical analysis considers the portfolio’s size, remaining tenor and credit quality as measured by internal risk ratings assigned to individual credit facilities, which reflect probability of default and loss given default. The statistical analysis considers historical default rates and historical loss severity in the event of default, including historical average levels and historical variability. The result is an estimated range for inherent losses. The best estimate within the range is then determined by management’s quantitative and qualitative assessment of current conditions, including general economic conditions, specific industry and geographic trends and internal factors including portfolio concentrations, trends in internal credit quality indicators and current and past underwriting standards.
For both the asset-specific and the statistically based components of the Allowance for loan losses, management may incorporate guarantor support. The financial wherewithal of the guarantor is evaluated, as applicable, based on net worth, cash flow statements and personal or company financial statements, which are updated and reviewed at least annually. Citi seeks performance on guarantee arrangements in the normal course of business. Seeking performance entails obtaining satisfactory cooperation from the guarantor or borrower in the specific situation. This regular cooperation is indicative of pursuit and successful enforcement of the guarantee; the exposure is reduced without the expense and burden of pursuing a legal remedy. A guarantor’s reputation and willingness to work with Citigroup is evaluated based on the historical experience with the guarantor and the knowledge of the marketplace. In the rare event that the guarantor is unwilling or unable to perform or facilitate borrower cooperation, Citi pursues a legal remedy; however, enforcing a guarantee via legal action against the guarantor is not the primary means of resolving a troubled loan situation and rarely occurs. If Citi does not pursue a legal remedy, it is because Citi does not believe that the guarantor has the financial wherewithal to perform regardless of legal action or because there are legal limitations on simultaneously pursuing guarantors and foreclosure. A guarantor’s reputation does not impact Citi’s decision or ability to seek performance under the guarantee.
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

Estimated probable losses for non-performing, non-homogeneous exposures within a business line’s classifiably managed portfolio and impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers’ financial difficulties, where it was determined that a concession was granted to the borrower. Consideration may be given to the following, as appropriate, when determining this estimate: (i) the present value of expected future cash flows discounted at the loan’s original effective rate, (ii) the borrower’s overall financial condition, resources and payment record and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral. In the determination of the allowance for loan losses for TDRs, management considers a combination of historical re-default rates, the current economic environment and the nature of the modification program when forecasting expected cash flows. When impairment is measured based on the present value of expected future cash flows, the entire change in present value is recorded in Provision for loan losses.

Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based on (i) Citi’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies, and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2016 and internal data dating to the early 1970s on severity of losses in the event of default. Adjustments may be made to this data. Such adjustments include (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans and the degree to which there are large obligor concentrations in the global portfolio, and (ii) adjustments made for specific known items, such as current environmental factors and credit trends.
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
This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any period and could result in a change in the allowance.

Allowance for Unfunded Lending Commitments
A similar approach to the allowance for loan losses is used for calculating a reserve for the expected losses related to unfunded lending commitments and standby letters of credit. This reserve is classified on the balance sheet in Other liabilities. Changes to the allowance for unfunded lending commitments are recorded in Provision for unfunded lending commitments.

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
For additional information on the Company’s MSRs, see Notes 16 and 21 to the Consolidated Financial Statements.

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is subject to annual impairment testing and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.
Under ASC Topic 350, Intangibles—Goodwill and Other, the Company has an option to assess qualitative factors to determine if it is necessary to perform the goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company must perform the first step of the two-step goodwill impairment test.
The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any reporting period and proceed directly to the first step of the goodwill impairment test.
The first step requires a comparison of the fair value of the individual reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not impaired and no further analysis is necessary. If the carrying value of the reporting unit exceeds the fair value, this is an indication of potential impairment and the second step of testing is performed to measure the amount of impairment, if any, for that reporting unit.
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
Upon any business disposition, goodwill is allocated to, and derecognized with the disposed business based on the ratio of the fair value of the disposed business to the fair value of the reporting unit.
Additional information on Citi’s goodwill impairment testing can be found in Note 16 to the Consolidated Financial Statements.

Intangible Assets
Intangible assets, including core deposit intangibles, present value of future profits, purchased credit card relationships, credit card contract related intangibles, other customer relationships and other intangible assets, but excluding MSRs, are amortized over their estimated useful lives. Intangible assets that are deemed to have indefinite useful lives, primarily trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

Other Assets and Other Liabilities
Other assets include, among other items, loans held-for-sale, deferred tax assets, equity method investments, interest and fees receivable, premises and equipment (including purchased and developed software), repossessed assets and other receivables. Other liabilities include, among other items, accrued expenses and other payables, deferred tax liabilities and reserves for legal claims, taxes, unfunded lending commitments, repositioning reserves and other matters.

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

Transfers of Financial Assets
For a transfer of financial assets to be considered a sale (i) the assets must be legally isolated from the Company, even in bankruptcy or other receivership, (ii) the purchaser must have the right to pledge or sell the assets transferred or, if the purchaser is an entity whose sole purpose is to engage in securitization and asset-backed financing activities through the issuance of beneficial interests and that entity is constrained from pledging the assets it receives, each beneficial interest holder must have the right to sell or pledge their beneficial interests and (iii) the Company may not have an option or obligation to reacquire the assets.
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
See Note 21 to the Consolidated Financial Statements for further discussion.

Risk Management Activities—Derivatives Used for Hedging Purposes
The Company manages its exposures to market movements outside of its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products, including interest-rate swaps, futures, forwards and purchased options, as well as foreign-exchange contracts. These end-user derivatives are carried at fair value in Other assets, Other liabilities, Trading account assets and Trading account liabilities.
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

Stock-Based Compensation
The Company recognizes compensation expense related to stock and option awards over the requisite service period, generally based on the instruments’ grant-date fair value, reduced by actual forfeitures as they occur. Compensation cost related to awards granted to employees who meet certain age plus years-of-service requirements (retirement-eligible employees) is accrued in the year prior to the grant date, in the same manner as the accrual for cash incentive compensation. Certain stock awards with performance conditions or certain clawback provisions are subject to variable accounting, pursuant to which the associated compensation expense fluctuates with changes in Citigroup’s common stock price. See Note 7 to the Consolidated Financial Statements.

Income Taxes
The Company is subject to the income tax laws of the U.S. and its states and municipalities, as well as the non-U.S. jurisdictions in which it operates. These tax laws are complex and may be subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about these tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.
Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions, or may be settled with the taxing authority upon examination or audit. The Company treats interest and penalties on income taxes as a component of Income tax expense.
Deferred taxes are recorded for the future consequences of events that have been recognized in financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment about whether realization is more-likely-than-not. ASC 740, Income Taxes, sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is more than 50% likely to be realized. ASC 740 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves.
On December 22, 2017, the SEC issued Staff Accounting Bulletin (SAB) 118, which sets forth the accounting for the changes in tax law caused by the enactment of the Tax Cuts and Jobs Act (Tax Reform). The Bulletin provides guidance as to how ASC 740 should be applied for the quarterly reporting period that includes the December 22, 2017 enactment date of Tax Reform. SAB 118 covers three different fact patterns that can be applied to each aspect of Tax Reform. The first is where the accounting is complete as of December 31, 2017; in this case, a company must report the effects of Tax Reform in its financial statements that include the enactment date. The second situation is where a company cannot complete its accounting as of December 31, 2017, but can provide a reasonable estimate based upon the information available to it and its ability to prepare and analyze this information (including related computations). In the situation described, the company must include the reasonable estimate it so determined in its financial statements as a provisional amount that will then be trued up within the one-year measurement period after the date of enactment of Tax Reform. The third situation, in which no reasonable estimate can be made for an item, requires a company to apply ASC 740 using the pre-Tax Reform tax law until the first reporting period in which it can make a reasonable estimate for the item.

To the extent that a company records a provisional amount in its financial statements, it must update its reporting during the one-year measurement period whenever the facts and circumstances existing at the enactment date are further analyzed. Any company providing provisional amounts must qualitatively disclose the income tax effects for which the accounting is incomplete, the reason it is incomplete and the additional information that is needed to complete the accounting. In addition, when the company revises or finalizes its provisional accounting for any item, it must disclose the nature and amount of any measurement period adjustments recognized in the reporting period, the impact of such adjustments on its effective tax rate and a confirmation when the accounting for such items is complete.
Citi recorded a charge to continuing operations of $22.6 billion in the fourth quarter of 2017, composed of a $12.4 billion remeasurement due to the reduction to the U.S. corporate tax rate and a change to a quasi-territorial tax system, a $7.9 billion valuation allowance against Citi’s FTC carry-forwards and its U.S. residual DTAs related to its non-U.S. branches, and a $2.3 billion reduction in Citi’s FTC carry-forwards related to the deemed repatriation of undistributed earnings of non-U.S. subsidiaries.
Of the aforementioned amounts, the following are considered to be provisional for which certain aspects of Citi’s accounting is incomplete, as described below. First, of the $12.4 billion, $6.2 billion is provisional as Citi continues to analyze the aspects of the quasi-territorial tax regime, particularly as it affects the deferred taxes, including indefinite reinvestment assertions, for non-U.S. operations, as well as the interaction with U.S. tax rate reduction. Also included as provisional is Citi’s state income tax charge for Tax Reform due to the uncertainty of how states will interpret the new federal provisions. The remaining $6.2 billion primarily relates to the reduction in the U.S. corporate tax rate and for which the accounting is complete. Second, Citi’s reported valuation allowance of $7.9 billion is a provisional amount, because there is uncertainty under Tax Reform as to the calculation of the deemed repatriation tax on non-U.S. subsidiary earnings, which itself is a provisional amount, and thus the amount of FTC carry-forwards that will be utilized to offset the resulting tax. In addition, such valuation allowance is also affected by uncertainty as to the methodology to be employed to allocate Citi’s FTC carry-forwards and related overall domestic loss among the redefined FTC baskets under Tax Reform, as well as related calculations affecting the usage of its FTCs in future periods. Transitional guidance is expected from the U.S. Treasury on these issues. Citi also continues to analyze the effects on the amount of residual U.S. tax related to its non-U.S. branches.
In all other material respects, Citi has completed its accounting for Tax Reform, and there are no amounts for which a reasonable estimate was not possible.
Additionally, Citi has not yet made a policy election with respect to its treatment of GILTI. Companies can either account for taxes on GILTI as incurred, or recognize deferred taxes when basis differences exist that are expected to impact the amount of the GILTI inclusion upon reversal.

Citi is still in the process of analyzing the provisions of Tax Reform associated with GILTI and the expected future impact.
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

Use of Estimates
Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements. Such estimates are used in connection with certain fair value measurements. See Note 24 to the Consolidated Financial Statements for further discussions on estimates used in the determination of fair value. Moreover, estimates are significant in determining the amounts of other-than-temporary impairments, impairments of goodwill and other intangible assets, provisions for probable losses that may arise from credit-related exposures and probable and estimable losses related to litigation and regulatory proceedings, and income taxes. While management makes its best judgment, actual amounts or results could differ from those estimates.

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

ACCOUNTING CHANGES

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
On February 14, 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU allows a reclassification from Accumulated other comprehensive income (loss) (AOCI) to Retained earnings for the deferred taxes previously recorded in AOCI that exceed the current federal tax rate of 21% resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act (Tax Reform) and other stranded tax amounts related to the application of Tax Reform that Citi elects to reclassify. The ASU allows adjustments to reclassification amounts in subsequent periods as a result of changes to the amounts recorded under SAB 118. If adopted, the ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. Citi has elected to early adopt the ASU, which affects only the period that the effects related to Tax Reform are recognized. In addition to the reclassification of deferred taxes recorded in AOCI that exceed the current federal tax rate, Citi has also reclassified amounts recorded in AOCI related to the effects of the shift to a territorial system related to the application of Tax Reform using the portfolio method.
The effect of adopting the ASU resulted in an increase of $3.3 billion to Retained earnings at December 31, 2017 due to the reclassification of AOCI to Retained earnings. This amount is provisional because more information needs to be obtained and analyzed related to Tax Reform as noted above and, thus, the amount to be reclassified may change in 2018.

Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium.  The ASU requires entities to amortize premiums on debt securities by the first call date when the securities have fixed and determinable call dates and prices. The scope of the ASU includes all accounting premiums, such as purchase premiums and cumulative fair value hedge adjustments.  The ASU does not change the accounting for discounts, which continue to be recognized over the contractual life of a security.
The ASU is effective as of January 1, 2019, but it may be early adopted in any interim or year-end period after issuance. Adoption of the ASU is on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Citi early adopted the ASU in the second quarter of 2017, with an effective date of January 1, 2017.  Adoption of the ASU primarily affected Citi’s available-for-sale (AFS) and held-to-maturity (HTM) portfolios of callable state and municipal securities. The ASU adoption resulted in a net reduction to total stockholders’ equity of $156 million (after tax), effective as of January 1, 2017.  This amount is composed of a reduction of approximately $660 million to retained earnings for the incremental amortization of purchase premiums and cumulative hedge adjustments generated under fair value hedges of these callable debt securities, offset by an increase to AOCI of $504 million related to the cumulative fair value hedge adjustments reclassified to retained earnings for AFS securities.
Financial statements for periods prior to 2017 were not subject to restatement under the provisions of this ASU.  The amortization recorded in each of quarter of 2017 and cumulatively as of each quarter end under the provisions of the ASU was not materially different than the amount that would have been recorded if the ASU had not been early adopted.

Accounting for Stock-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in order to simplify certain complex aspects of the accounting for income taxes and forfeitures related to employee stock-based compensation. The guidance became effective for Citi beginning on January 1, 2017. Under the new standard, excess tax benefits and deficiencies related to employee stock-based compensation are recognized directly within Income tax expense or benefit in Citi’s Consolidated Statement of Income, rather than within Additional paid-in capital. The impact of this change was not material in the first quarter of 2017 or each subsequent quarterly periods of 2017 as the majority of employees’ deferred stock-based compensation awards are granted within the first quarter of each year, and therefore vest within the first quarter of each year, commensurate with vesting in equal annual installments. For additional information on these receivables and payables, see Note 7 to the Consolidated Financial Statements.
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
This ASU requires entities to present separately in AOCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It also requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. However, Federal Reserve Bank and Federal Home Loan Bank stock, as well as certain exchange seats, will continue to be presented at cost. The ASU also introduces a measurement alternative for non-marketable equity securities.
Citi early adopted only the provisions of this ASU related to presentation of the change in fair value of liabilities for which the fair value option was elected, related to changes in Citigroup’s own credit spreads in AOCI effective January 1, 2016. Accordingly, since the first quarter of 2016, these amounts have been reflected as a component of AOCI, whereas these amounts were previously recognized in Citigroup’s revenues and net income. The impact of adopting this amendment resulted in a cumulative catch-up reclassification from retained earnings to AOCI of an accumulated after-tax loss of approximately $15 million at January 1, 2016. Financial statements for periods prior to 2016 were not subject to restatement under the provisions of this ASU. For additional information, see Notes 19, 24 and 25 to the Consolidated Financial Statements. Citi adopted the other provisions of ASU 2016-01 on January 1, 2018. The ASU does not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Summary of Discontinued Operations
The Company’s discontinued operations consisted of residual activities related to the sales of the Brazil Credicard business in 2013, the Egg Banking plc Credit Card Business in 2011 and the German Retail Banking business in 2008. All discontinued operations results are recorded within Corporate/Other.
The following summarizes financial information for all discontinued operations:

In millions of dollars	2017	2016	2015
Total revenues, net of interest expense	$—	$—	$—
Income (loss) from discontinued operations	$(104)	$(80)	$(83)
Provision (benefit) for income taxes	7	(22)	(29)
Loss from discontinued operations, net of taxes	$(111)	$(58)	$(54)

Cash flows for discontinued operations were not material for all periods presented.

Significant Disposals
The transactions during 2017, 2016 and 2015 described below were identified as significant disposals. The major classes of assets and liabilities derecognized from the Consolidated Balance Sheet at closing, and the income (loss) before taxes related to each business until the disposal date, are presented below.

Sale of Mexico Asset Management Business
On November 27, 2017, Citi entered into an agreement to sell its Mexico asset management business, which is part of Latin America GCB. The transaction is expected to result in a pretax gain on sale at closing, which is anticipated to occur during the second half of 2018, subject to regulatory approval and other customary closing conditions. The transaction will also result in derecognition of approximately $72 million of net book value, including $32 million of goodwill. Income before taxes of the business was as follows:

In millions of dollars	2017	2016	2015
Income before taxes	$164	$155	$159

Sale of Fixed Income Analytics and Index Business
On August 31, 2017, Citi completed the sale of a fixed income analytics business (Yield Book) and a fixed income index business that were part of Markets and Securities Services within Institutional Clients Group (ICG). As part of the sale, Citi derecognized total assets of $112 million, including goodwill of $72 million, while the derecognized liabilities were $18 million. The transaction generated a pretax gain on sale of $580 million ($355 million after-tax) recorded in Other Revenue in ICG during 2017.
Income before taxes for the divested businesses, excluding the pretax gain on sale, was as follows:

In millions of dollars	2017	2016	2015
Income before taxes	$31	$55	$54

Exit of U.S. Mortgage Service Operations
Citigroup executed agreements during the first quarter of 2017 to effectively exit its direct U.S. mortgage servicing operations by the end of 2018 to intensify focus on originations. The exit of the mortgage servicing operations included the sale of mortgage servicing rights and execution of a subservicing agreement for the remaining Citi-owned loans and certain other mortgage servicing rights. As part of this transaction, Citi has also transferred certain employees.
This transaction, which was part of Corporate/Other, resulted in a pretax loss of $331 million ($207 million after-tax) recorded in Other revenue during 2017. The loss on sale did not include certain other costs and charges related to the disposed operation recorded primarily in Operating expenses during 2017, resulting in a total pretax loss of $382 million. As part of the completed sale, during 2017, Citi derecognized a total of $1,162 million of servicing-related assets, including $1,046 million of mortgage servicing rights, related to approximately 750,000 Fannie Mae and Freddie Mac held loans with outstanding balances of approximately $93 billion. Excluding the loss on sale and the additional charges, income before taxes for the disposed operation was immaterial for 2017, 2016 and 2015.

Sale of CitiFinancial Canada Consumer Finance Business
On March 31, 2017, Citi completed the sale of CitiFinancial Canada (CitiFinancial), which was part of Corporate/Other, and included 220 retail branches and approximately 1,400 employees. As part of the sale, Citi derecognized total assets of approximately $1.9 billion, including $1.7 billion consumer loans (net of allowance), and total liabilities of approximately $1.5 billion related to intercompany borrowings, which were settled at closing of the transaction. Separately, during 2017 and prior to closing of the transaction, CitiFinancial settled $0.4 billion of debt issued through loan securitizations. The sale of CitiFinancial generated a pretax gain on sale of $350 million recorded in Other revenue ($178 million after-tax) during 2017.
Income before taxes, excluding the pretax gain on sale, was as follows:

In millions of dollars	2017	2016	2015
Income before taxes	$41	$139	$118

Novation of the Primerica 80% Coinsurance Agreement
Effective January 1, 2016, Citi completed a novation (an
arrangement that extinguishes Citi’s rights and obligations
under a contract) of the Primerica 80% coinsurance
agreement, which was recorded in Corporate/Other, to a third-party re-insurer. The novation resulted in revenues of $404 million recorded in Other revenue ($263 million after-tax) during 2016. Furthermore, the novation resulted in derecognition of $1.5 billion of available-for-sale securities and cash, $0.95 billion of deferred acquisition costs and $2.7 billion of insurance liabilities.
Income before taxes, excluding the revenue upon
novation, was as follows:

In millions of dollars	2017	2016	2015
Income before taxes	$—	$—	$135

Sale of OneMain Financial Business
On November 15, 2015, Citi sold OneMain Financial (OneMain), which was part of Corporate/Other, including 1,100 retail branches, 5,500 employees and approximately 1.3 million customer accounts. OneMain had approximately $10.2 billion of assets, including $7.8 billion of loans (net of allowance), and $1.4 billion of available-for-sale securities. OneMain also had $8.4 billion of liabilities, including $6.2 billion of long-term debt and $1.1 billion of short-term borrowings. The transaction generated a pretax gain on sale of $2.6 billion, recorded in Other revenue ($1.6 billion after-tax) in 2015. However, when combined with the loss on redemption of certain long-term debt supporting certain Corporate/Other assets during the fourth quarter of 2015, the resulting net after-tax gain was $0.8 billion.
Income before taxes, excluding the pretax gain on sale and loss on redemption of debt, was as follows:

In millions of dollars	2017	2016	2015
Income before taxes	$—	$—	$663

Sale of Japan Cards Business
On December 14, 2015, Citi sold its Japan cards business, which was part of Corporate/Other, including $1,350 million of consumer loans (net of allowance), approximately 720,000 customer accounts and 840 employees. The transaction generated a pretax gain on sale of $180 million, recorded in Other revenue ($155 million after-tax) in 2015.
Loss before taxes, excluding the pretax gain on sale, was as follows:

In millions of dollars	2017	2016	2015
Loss before taxes	$—	$—	$(5)

Sale of Japan Retail Banking Business
On November 1, 2015, Citi sold its Japan retail banking business, which was part of Corporate/Other, including $563 million of consumer loans (net of allowance), $20 billion of deposits, approximately 725,000 customer accounts, 1,600 employees and 32 branches. The transaction generated a pretax gain on sale of $446 million, recorded in Other revenue ($276 million after-tax) in 2015.
Loss before taxes, excluding the pretax gain on sale, was as follows:

In millions of dollars	2017	2016	2015
Loss before taxes	$—	$—	$(57)

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the following business segments: Global Consumer Banking (GCB) and Institutional Clients Group (ICG). In addition, Corporate/Other includes activities not assigned to a specific business segment as well as certain North America and international loan portfolios, other legacy assets and discontinued operations.
The business segments are determined based on products and services provided or type of customers served, of which those identified as non-core are recorded in Corporate/Other and are reflective of how management currently evaluates financial information to make business decisions.
GCB includes a global, full-service consumer franchise delivering a wide array of banking, including commercial banking, credit card lending and investment services through a network of local branches, offices and electronic delivery systems and is composed of three GCB businesses: North America, Latin America and Asia (including consumer banking activities in certain EMEA countries).
ICG is composed of Banking and Markets and securities services and provides corporate, institutional, public sector and high-net-worth clients in 97 countries and jurisdictions with a broad range of banking and financial products and services.
Corporate/Other includes certain unallocated costs of global functions, other corporate expenses and net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications and eliminations, the results of certain North America and international legacy loan portfolios, discontinued operations and unallocated taxes.
The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.
The prior-period balances reflect reclassifications to conform the presentation for all periods to the current period’s presentation. Financial data was reclassified to reflect:

•
the reporting of the remaining businesses and portfolios of assets of Citi Holdings as part of Corporate/Other (prior to the first quarter of 2017, Citi Holdings was a separately reported business segment);

•	the re-attribution of certain treasury-related costs between Corporate/Other, GCB and ICG;

•	the re-attribution of regional revenues within ICG; and

•	certain other immaterial reclassifications.

Citi’s consolidated results remain unchanged for all periods presented as a result of the changes and reclassifications discussed above.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense(1)			Provision (benefits) for income taxes(2)			Income (loss) from continuing operations(2)(3)			Identifiable assets
In millions of dollars, except identifiable assets in billions	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016
Global Consumer Banking	$32,697	$31,519	$32,251	$3,320	$2,655	$3,369	$3,893	$4,954	$6,214	$429	$412
Institutional Clients Group	35,667	33,227	33,332	7,008	4,260	4,173	9,066	9,525	9,110	1,336	1,277
Corporate/Other	3,085	5,129	10,771	19,060	(471)	(102)	(19,586)	554	2,062	77	103
Total	$71,449	$69,875	$76,354	$29,388	$6,444	$7,440	$(6,627)	$15,033	$17,386	$1,842	$1,792

(1)
Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $33.9 billion, $32.2 billion and $32.2 billion; in EMEA of $10.7 billion, $9.9 billion and $9.8 billion; in Latin America of $9.4 billion, $8.9 billion and $9.7 billion; and in Asia of $14.4 billion, $13.7 billion and $13.9 billion in 2017, 2016 and 2015, respectively.

(2)	Corporate/Other, GCB and ICG 2017 results include the impact of Tax Reform. See Notes 1 and 9 to the Consolidated Financial Statements.

(3)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $7.6 billion, $6.4 billion and $5.5 billion; in the ICG results of ($15) million, $486 million and $962 million; and in Corporate/Other results of ($175) million, $69 million and $1.5 billion in 2017, 2016 and 2015, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

In millions of dollars	2017	2016	2015
Interest revenue
Loan interest, including fees	$41,361	$39,752	$40,510
Deposits with banks	1,635	971	727
Federal funds sold and securities borrowed or purchased under agreements to resell	3,248	2,543	2,516
Investments, including dividends	8,295	7,582	7,017
Trading account assets(1)	5,502	5,738	5,942
Other interest(2)	1,163	1,029	1,839
Total interest revenue	$61,204	$57,615	$58,551
Interest expense
Deposits(3)	$6,586	$5,300	$5,052
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,661	1,912	1,612
Trading account liabilities(1)	638	410	217
Short-term borrowings	1,059	477	523
Long-term debt	5,573	4,412	4,517
Total interest expense	$16,517	$12,511	$11,921
Net interest revenue	$44,687	$45,104	$46,630
Provision for loan losses	7,503	6,749	7,108
Net interest revenue after provision for loan losses	$37,184	$38,355	$39,522

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)	During 2015, interest earned related to assets of significant disposals (primarily OneMain Financial) was reclassified to Other interest.

(3)	Includes deposit insurance fees and charges of $1,249 million, $1,145 million and $1,118 million for 2017, 2016 and 2015, respectively.

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
Trading-related fees primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sales of mutual funds and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Trading-related fees are recognized when earned in Commissions and fees. Gains or losses, if any, on these transactions are included in Principal transactions (see Note 6 to the Consolidated Financial Statements).
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
Insurance premiums consists of premium income from insurance policies which Citi has underwritten and sold to policyholders. Insurance distribution revenue consists of commissions earned from third party insurance companies for marketing and selling insurance policies on behalf of such entities.
The following table presents Commissions and fees revenue:

In millions of dollars	2017	2016	2015
Investment banking	$3,613	$2,847	$3,423
Trading-related	3,015	2,799	3,138
Trade and securities services	1,632	1,564	1,735
Credit cards and bank cards	1,510	1,324	1,786
Corporate finance(1)	713	686	493
Other consumer(2)	703	659	685
Insurance distribution revenue(3)	514	548	621
Insurance premiums (3)	122	288	1,224
Checking-related	478	467	497
Loan servicing	312	325	404
Other	327	431	479
Total commissions and fees	$12,939	$11,938	$14,485

(1)	Consists primarily of fees earned from structuring and underwriting loan syndications.

(2)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(3)	Insurance premiums were previously separately reported on the Consolidated Statement of Income.

6. PRINCIPAL TRANSACTIONS
Citi’s Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions that are managed on a portfolio basis characterized by primary risk. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. For additional information regarding Principal transactions revenue, see Note 4 to the Consolidated Financial Statements for

information about net interest revenue related to trading activities. Principal transactions include CVA (credit valuation adjustments on derivatives), FVA (funding valuation adjustments) on over-the-counter derivatives and, prior to 2016, DVA (debt valuation adjustments on issued liabilities for which the fair value option has been elected). These adjustments are discussed further in Note 24 to the Consolidated Financial Statements.
The following table presents Principal transactions revenue:

In millions of dollars	2017	2016	2015
Global Consumer Banking(1)	$570	$629	$577
Institutional Clients Group	7,740	7,335	5,824
Corporate/Other(1)	858	(379)	(393)
Total Citigroup	$9,168	$7,585	$6,008
Interest rate risks(2)	$5,124	$4,115	$3,798
Foreign exchange risks(3)	2,488	1,726	1,532
Equity risks(4)	491	189	331
Commodity and other risks(5)	294	806	750
Credit products and risks(6)	771	749	(403)
Total	$9,168	$7,585	$6,008
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
Discretionary annual incentive awards are generally awarded in the first quarter of the year based upon the previous year’s performance. Awards valued at less than U.S. $100,000 (or the local currency equivalent) are generally paid entirely in the form of an immediate cash bonus. Pursuant to Citigroup policy and/or regulatory requirements, certain employees and officers are subject to mandatory deferrals of incentive pay and generally receive 25% to 60% of their awards in a combination of restricted or deferred stock, deferred cash stock units, or deferred cash. Discretionary annual incentive awards to many employees in the EU are subject to deferral requirements regardless of the total award value, with 50% of the immediate incentive delivered in the form of a stock payment or stock unit award subject to a restriction on sale or transfer or hold back (generally, for twelve months).
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
Generally, the deferred awards vest in equal annual installments over three- or four-year periods. Vested CAP awards are delivered in shares of common stock. Deferred cash awards are payable in cash and, except as prohibited by applicable regulatory guidance, earn a fixed notional rate of interest that is paid only if and when the underlying principal award amount vests. Deferred cash stock unit awards are payable in cash at the vesting value of the underlying stock. Generally, in the EU, vested CAP shares are subject to a restriction on sale or transfer after vesting, and vested deferred cash awards and deferred cash stock units are subject to hold back (generally, for twelve months in each case).
Unvested CAP, deferred cash stock units and deferred cash awards are subject to one or more clawback provisions that apply in certain circumstances, including gross misconduct. CAP and deferred cash stock unit awards, made to certain employees, are subject to a formulaic performance-based vesting condition pursuant to which amounts otherwise scheduled to vest will be reduced based on the amount of any pretax loss in the participant’s business in the calendar year preceding the scheduled vesting date. A minimum reduction of 20% applies for the first dollar of loss for CAP and deferred cash stock unit awards.
In addition, deferred cash awards are subject to a discretionary performance-based vesting condition under which an amount otherwise scheduled to vest may be reduced in the event of a “material adverse outcome” for which a participant has “significant responsibility.” These awards are also subject to an additional clawback provision pursuant to which unvested awards may be canceled if the employee engaged in misconduct or exercised materially imprudent judgment, or failed to supervise or escalate the behavior of other employees who did.

Sign-on and Long-Term Retention Awards
Stock awards and deferred cash awards may be made at various times during the year as sign-on awards to induce new hires to join Citi or to high-potential employees as long-term retention awards.
Vesting periods and other terms and conditions pertaining to these awards tend to vary by grant. Generally, recipients must remain employed through the vesting dates to vest in the awards, except in cases of death, disability or involuntary termination other than for gross misconduct. These awards do not usually provide for post-employment vesting by retirement-eligible participants.

Outstanding (Unvested) Stock Awards
A summary of the status of unvested stock awards granted as discretionary annual incentive or sign-on and long-term retention awards is presented below:

Unvested stock awards	Shares	Weighted- average grant date fair value per share
Unvested at December 31, 2016	42,672,176	$43.24
Granted(1)	13,914,752	59.12
Canceled	(1,335,297)	47.29
Vested(2)	(18,320,591)	45.63
Unvested at December 31, 2017	36,931,040	$47.89

(1)	The weighted-average fair value of the shares granted during 2016 and 2015 was $37.35 and $50.33, respectively.

(2)	The weighted-average fair value of the shares vesting during 2017 was approximately $57.45 per share.
Total unrecognized compensation cost related to unvested stock awards was $530 million at December 31, 2017. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Units
Certain executive officers were awarded a target number of performance share units (PSUs) each February from 2014 to 2017, for performance in the year prior to the award date. For grants prior to 2016, PSUs will be earned only to the extent that Citigroup attains specified performance goals relating to Citigroup’s return on assets and relative total shareholder return against peers over the three-year period beginning with the year of award. The actual dollar amounts ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are meaningfully exceeded.
The PSUs granted in February 2016 are earned over a three-year performance period based on Citigroup’s relative total shareholder return as compared to peers. The actual dollar amounts ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are meaningfully exceeded.
The PSUs granted in February 2017 are earned over a three-year performance period based half on return on tangible common equity performance in 2019, and the remaining half on cumulative earnings per share over 2017 to 2019.
For the PSUs awarded in 2016 and 2017, if the total shareholder return is negative over the three-year performance period, executives may earn no more than 100% of the target PSUs, regardless of the extent to which Citi outperforms peer firms.
For all award years, the value of each PSU is equal to the value of one share of Citi common stock. Dividend equivalents will be accrued and paid on the number of earned PSUs after the end of the performance period.
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

Valuation Assumptions	2017	2016	2015
Expected volatility	25.79%	24.37%	27.13%
Expected dividend yield	1.30%	0.40%	0.08%

A summary of the performance share unit activity for 2017 is presented below:

Performance Share Units	Units	Weighted- average grant date fair value per unit
Outstanding, beginning of period	1,844,560	$38.22
Granted(1)	500,609	59.22
Canceled	(277,546)	48.34
Payments	(280,897)	48.34
Outstanding, end of period	1,786,726	$40.94

(1) The weighted-average grant date fair value per unit awarded in 2016 and 2015 was $27.03 and $44.07, respectively.

PSUs granted in 2015 and 2017 were equitably adjusted after the enactment of Tax Reform, as required under the terms of those awards. The adjustments were intended to reproduce the expected value of the awards immediately prior to the passage of Tax Reform.

Stock Option Programs
All outstanding stock options are fully vested with the related expense recognized as a charge to income in prior periods. Generally, the stock options outstanding have a six-year term, with some stock options subject to various transfer restrictions. Cash received from employee stock option exercises under this program for the year ended December 31, 2017 was approximately $14 million.

Information with respect to stock option activity under Citigroup’s stock option programs is shown below:

	2017			2016			2015
	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share
Outstanding, beginning of period	1,527,396	$131.78	$—	6,656,588	$67.92	$—	26,514,119	$48.00	$6.11
Canceled	—	—	—	(25,334)	40.80	—	(7,901)	40.80	—
Expired	—	—	—	(2,613,909)	48.80	—	(1,646,581)	40.85	—
Exercised	(388,583)	43.35	15.67	(2,489,949)	49.10	6.60	(18,203,048)	41.39	13.03
Outstanding, end of period	1,138,813	$161.96	$—	1,527,396	$131.78	$—	6,656,588	$67.92	$—
Exercisable, end of period	1,138,813			1,527,396			6,656,588

The following table summarizes information about stock options outstanding under Citigroup’s stock option programs at December 31, 2017:

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Weighted-average contractual life remaining	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$39.00—$99.99	312,309	3.0 years	$43.56	312,309	$43.56
$100.00—$199.99	502,416	1.0 year	147.13	502,416	147.13
$200.00—$299.99	124,088	0.1 years	240.28	124,088	240.28
$300.00—$399.99	200,000	0.1 years	335.50	200,000	335.50
Total at December 31, 2017	1,138,813	1.3 years	$161.96	1,138,813	$161.96

Other Variable Incentive Compensation
Citigroup has various incentive plans globally that are used to motivate and reward performance primarily in the areas of sales, operational excellence and customer satisfaction. Participation in these plans is generally limited to employees who are not eligible for discretionary annual incentive awards. Other forms of variable compensation include monthly commissions paid to Financial Advisors and Mortgage Loan Officers.

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
Recipients of Citigroup stock awards generally do not have any stockholder rights until shares are delivered upon vesting or exercise, or after the expiration of applicable required holding periods. Recipients of restricted or deferred stock awards and deferred cash stock unit awards, however, may, except as prohibited by applicable regulatory guidance, be entitled to receive dividends or dividend-equivalent payments during the vesting period. Recipients of restricted stock awards generally are entitled to vote the shares in their award during the vesting period. Once a stock award vests, the shares are freely transferable, unless they are subject to a restriction on sale or transfer for a specified period.
All equity awards granted since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors.
At December 31, 2017, approximately 39.2 million shares of Citigroup common stock were authorized and available for grant under Citigroup’s 2014 Stock Incentive Plan, the only plan from which equity awards are currently granted.
The 2014 Stock Incentive Plan and predecessor plans permit the use of treasury stock or newly issued shares in connection with awards granted under the plans. Newly issued shares were distributed to settle the vesting of the majority of annual deferred stock awards from 2012 to 2015. Treasury shares were used to settle vestings in 2016 and 2017, and the first quarter of 2018, except where local laws favor newly issued shares. The use of treasury stock or newly issued shares to settle stock awards does not affect the compensation expense recorded in the Consolidated Statement of Income for equity awards.

Incentive Compensation Cost
The following table shows components of compensation expense, relating to certain of the above incentive compensation programs:

In millions of dollars	2017	2016	2015
Charges for estimated awards to retirement-eligible employees	$659	$555	$541
Amortization of deferred cash awards, deferred cash stock units and performance stock units	354	336	325
Immediately vested stock award expense(1)	70	73	61
Amortization of restricted and deferred stock awards(2)	474	509	461
Other variable incentive compensation	694	710	773
Total	$2,251	$2,183	$2,161

(1)
Represents expense for immediately vested stock awards that generally were stock payments in lieu of cash compensation. The expense is generally accrued as cash incentive compensation in the year prior to grant.

(2)	All periods include amortization expense for all unvested awards to non-retirement-eligible employees.

Future Expenses Associated with Outstanding (Unvested) Awards
Citi expects to record compensation expense in future periods as a result of awards granted for performance in 2017 and prior years. Because the awards contain service or other conditions that will be satisfied in the future, the expense of these already-granted awards is recognized over those future periods. The portion of these awards that is subject to variable accounting will cause the expense amount to fluctuate with changes in Citigroup’s common stock price. Citi's expected future expenses, excluding the impact of forfeitures, cancelations, clawbacks and repositioning-related accelerations that have not yet occurred, are summarized in the table below:

In millions of dollars	2018	2019	2020	2021 and beyond(1)	Total
Awards granted in 2017 and prior:
Deferred stock awards	$276	$146	$67	$11	$500
Deferred cash awards	170	94	38	8	310
Future expense related to awards already granted	$446	$240	$105	$19	$810
Future expense related to awards granted in 2018(2)	$238	$185	$148	$111	$682
Total	$684	$425	$253	$130	$1,492

(1)	Principally 2021.

(2)	Refers to awards granted on or about February 15, 2018, as part of Citi's discretionary annual incentive awards for services performed in 2017.

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
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are measured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement plan obligations as of December 31, 2017. All other plans (All Other Plans) are measured annually with a December 31 measurement date.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans, for Significant Plans and All Other Plans:

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Benefits earned during the year	$3	$4	$6	$153	$154	$168	$—	$—	$—	$9	$10	$12
Interest cost on benefit obligation	533	548	581	295	282	317	26	25	33	101	94	108
Expected return on plan assets	(865)	(886)	(893)	(299)	(287)	(323)	(6)	(9)	(3)	(89)	(86)	(105)
Amortization of unrecognized
Prior service (benefit) cost	2	2	1	(3)	(1)	2	—	—	—	(10)	(10)	(11)
Net actuarial loss	173	169	148	61	69	73	—	(1)	—	35	30	43
Curtailment loss (gain)(1)	6	13	14	—	(2)	—	—	—	—	—	—	(1)
Settlement loss (1)	—	—	—	12	6	44	—	—	—	—	—	—
Total net (benefit) expense	$(148)	$(150)	$(143)	$219	$221	$281	$20	$15	$30	$46	$38	$46

(1)	Losses and gains due to curtailment and settlement benefits relate to repositioning and divestiture actions.

The estimated net actuarial loss and prior service (benefit) cost that will be amortized from Accumulated other comprehensive income (loss) into net expense in 2018 are approximately $241 million and $(2) million, respectively, for defined benefit pension plans.
For postretirement plans, the estimated 2018 net actuarial loss and prior service (benefit) cost amortizations are approximately $28 million and $(9) million, respectively.

Contributions
The Company’s funding practice for U.S. and non-U.S. pension and postretirement plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions for 2017 or 2016.

The following table summarizes the actual Company contributions for the years ended December 31, 2017 and 2016, as well as estimated expected Company contributions for 2018. Expected contributions are subject to change, since contribution decisions are affected by various factors, such as market performance, tax considerations and regulatory requirements.

	Pension plans(1)						Postretirement benefit plans(1)
	U.S. plans(2)			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Contributions made by the Company	$—	$50	$500	$79	$90	$82	$—	$140	$—	$4	$4	$4
Benefits paid directly by the Company	60	55	56	49	45	44	6	36	6	6	5	5

(1)	Amounts reported for 2018 are expected amounts.

(2)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

Funded Status and Accumulated Other Comprehensive Income
The following tables summarize the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s pension and postretirement plans:

	Pension plans				Postretirement benefit plans
In millions of dollars	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
	2017	2016	2017	2016	2017	2016	2017	2016
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$14,000	$13,943	$6,522	$6,534	$686	$817	$1,141	$1,291
Benefits earned during the year	3	4	153	154	—	—	9	10
Interest cost on benefit obligation	533	548	295	282	26	25	101	94
Plan amendments	—	—	4	(28)	—	—	—	—
Actuarial loss (gain)	536	367	127	589	43	(105)	19	3
Benefits paid, net of participants’ contributions and government subsidy	(769)	(780)	(278)	(324)	(56)	(51)	(64)	(59)
Divestitures	—	—	(29)	(22)	—	—	(4)	—
Settlement gain(1)	—	—	(192)	(38)	—	—	—	—
Curtailment (gain) loss(1)	6	13	(3)	(15)	—	—	—	(4)
Foreign exchange impact and other(2)	(269)	(95)	834	(610)	—	—	59	(194)
Projected benefit obligation at year end	$14,040	$14,000	$7,433	$6,522	$699	$686	$1,261	$1,141

(1)	Curtailment and settlement (gains) losses relate to repositioning and divestiture activities.

(2)	With respect to the U.S. Plan, de-risking activities during 2017 resulted in a reduction to plan obligations and assets.

	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Change in plan assets
Plan assets at fair value at beginning of year	$12,363	$12,137	$6,149	$6,104	$129	$166	$1,015	$1,133
Actual return on plan assets	1,295	572	462	967	13	8	113	122
Company contributions	105	556	135	126	176	6	9	9
Divestitures	—	—	(31)	(5)	—	—	—	—
Settlements	—	—	(192)	(38)	—	—	—	—
Benefits paid, net of participants’ contributions and government subsidy	(769)	(779)	(278)	(324)	(56)	(51)	(64)	(59)
Foreign exchange impact and other(1)	(269)	(123)	883	(681)	—	—	46	(190)
Plan assets at fair value at year end	$12,725	$12,363	$7,128	$6,149	$262	$129	$1,119	$1,015

Funded status of the plans
Qualified plans(2)	$(565)	$(908)	$(305)	$(373)	$(437)	$(557)	$(142)	$(126)
Nonqualified plans(3)	(750)	(729)	—	—	—	—	—	—
Funded status of the plans at year end	$(1,315)	$(1,637)	$(305)	$(373)	$(437)	$(557)	$(142)	$(126)

Net amount recognized
Qualified plans
Benefit asset	$—	$—	$900	$711	$—	$—	$181	$166
Benefit liability	(565)	(908)	(1,205)	(1,084)	(437)	(557)	(323)	(292)
Qualified plans	$(565)	$(908)	$(305)	$(373)	$(437)	$(557)	$(142)	$(126)
Nonqualified plans	(750)	(729)	—	—	—	—	—	—
Net amount recognized on the balance sheet	$(1,315)	$(1,637)	$(305)	$(373)	$(437)	$(557)	$(142)	$(126)

Amounts recognized in Accumulated other comprehensive income (loss)
Net transition obligation	$—	$—	$(1)	$(1)	$—	$—	$—	$—
Prior service benefit	(15)	(17)	22	29	—	—	92	98
Net actuarial gain (loss)	(6,823)	(6,891)	(1,318)	(1,302)	72	106	(382)	(399)
Net amount recognized in equity (pretax)	$(6,838)	$(6,908)	$(1,297)	$(1,274)	$72	$106	$(290)	$(301)

Accumulated benefit obligation at year end	$14,034	$13,994	$7,038	$6,090	$699	$686	$1,261	$1,141

(1)	With respect to the U.S. Plan, de-risking activities during 2017 resulted in a reduction to plan obligations and assets.

(2)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of January 1, 2018 and no minimum required funding is expected for 2018.

(3)	The nonqualified plans of the Company are unfunded.

The following table shows the change in Accumulated other comprehensive income (loss) related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	2017	2016	2015
Beginning of year balance, net of tax(1)(2)	$(5,164)	$(5,116)	$(5,159)
Actuarial assumptions changes and plan experience	(760)	(854)	898
Net asset gain (loss) due to difference between actual and expected returns	625	400	(1,457)
Net amortizations	229	232	236
Prior service (cost) credit	(4)	28	(6)
Curtailment/settlement gain(3)	17	17	57
Foreign exchange impact and other	(93)	99	291
Impact of Tax Reform(4)	(1,020)	—	—
Change in deferred taxes, net	(13)	30	24
Change, net of tax	$(1,019)	$(48)	$43
End of year balance, net of tax(1)(2)	$(6,183)	$(5,164)	$(5,116)

(1)	See Note 19 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Curtailment and settlement gains broadly relate to repositioning and divestiture activities.

(4)	In the fourth quarter of 2017, Citi adopted ASU 2018-02, which transferred these amounts from AOCI to Retained earnings. See Note 1 to the Consolidated Financial Statements.

At December 31, 2017 and 2016, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO) and the aggregate fair value of plan assets are presented for all defined benefit pension plans with a PBO in excess of plan assets and for all defined benefit pension plans with an ABO in excess of plan assets as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets
	U.S. plans(1)		Non-U.S. plans		U.S. plans(1)		Non-U.S. plans
In millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$14,040	$14,000	$2,721	$2,484	$14,040	$14,000	$2,596	$2,282
Accumulated benefit obligation	14,034	13,994	2,381	2,168	14,034	13,994	2,296	2,012
Fair value of plan assets	12,725	12,363	1,516	1,399	12,725	12,363	1,407	1,224

(1)	At December 31, 2017 and 2016, for both the U.S. qualified plan and nonqualified plans, the aggregate PBO and the aggregate ABO exceeded plan assets.

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
Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2017	2016
Discount rate
U.S. plans
Qualified pension	3.60%	4.10%
Nonqualified pension	3.60	4.00
Postretirement	3.50	3.90
Non-U.S. pension plans
Range	0.00 to 10.20	0.25 to 72.50
Weighted average	4.17	4.40
Non-U.S. postretirement plans
Range	1.75 to 10.10	1.75 to 11.05
Weighted average	8.10	8.27
Future compensation increase rate(1)
Non-U.S. pension plans
Range	1.17 to 13.67	1.25 to 70.00
Weighted average	3.08	3.21
Expected return on assets
U.S. plans
Qualified pension	6.80	6.80
Postretirement(2)	6.80/3.00	6.80
Non-U.S. pension plans
Range	0.00 to 11.50	1.00 to 11.50
Weighted average	4.52	4.55
Non-U.S. postretirement plans
Range	8.00 to 9.80	8.00 to 10.30
Weighted average	8.01	8.02

(1)	Not material for U.S. plans.

(2)	In 2017, the VEBA Trust was funded with an expected rate of return of assets of 3.00%.

During the year	2017	2016	2015
Discount rate
U.S. plans
Qualified pension	4.10%/4.05%/ 3.80%/3.75%	4.40%/3.95%/ 3.65%/3.55%	4.00%/3.85%/ 4.45%/4.35%
Nonqualified pension	4.00/3.95/ 3.75/3.65	4.35/3.90/ 3.55/3.45	3.90/3.70/ 4.30/4.25
Postretirement	3.90/3.85/ 3.60/3.55	4.20/3.75/ 3.40/3.30	3.80/3.65/ 4.20/4.10
Non-U.S. pension plans(1)
Range	0.25 to 72.50	0.25 to 42.00	1.00 to 32.50
Weighted average	4.40	4.76	4.74
Non-U.S. postretirement plans(1)
Range	1.75 to 11.05	2.00 to 13.20	2.25 to 12.00
Weighted average	8.27	7.90	7.50
Future compensation increase rate (2)
Non-U.S. pension plans(1)
Range	1.25 to 70.00	1.00 to 40.00	0.75 to 30.00
Weighted average	3.21	3.24	3.27
Expected return on assets
U.S. plans
Qualified pension	6.80	7.00	7.00
Postretirement	6.80	7.00	7.00
Non-U.S. pension plans(1)
Range	1.00 to 11.50	1.60 to 11.50	1.30 to 11.50
Weighted average	4.55	4.95	5.08
Non-U.S. postretirement plans(1)
Range	8.00 to 10.30	8.00 to 10.70	8.50 to 10.40
Weighted average	8.02	8.01	8.51

(1) Reflects rates utilized to determine the first quarter expense for Significant non-U.S. pension and postretirement plans.

(2)	Not material for U.S. plans.

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
Effective December 31, 2017, the established rounding convention was to the nearest 5 bps for the top five non-U.S. countries, and 25 bps for all other countries.

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
The expected rate of return for the U.S. pension and postretirement plans was 6.80% at December 31, 2017 and 2016 and 7.00% at December 31, 2015. The expected return on assets reflects the expected annual appreciation of the plan assets and reduces the Company’s annual pension expense. The expected return on assets is deducted from the sum of service cost, interest cost and other components of pension expense to arrive at the net pension (benefit) expense. Net pension (benefit) expense for the U.S. pension plans for 2017, 2016 and 2015 reflects deductions of $865 million, $886 million and $893 million of expected returns, respectively.

The following table shows the expected rates of return used in determining the Company’s pension expense compared to the actual rate of return on plan assets during 2017, 2016 and 2015 for the U.S. pension and postretirement plans:

	2017	2016	2015
Expected rate of return(1)	6.80%/3.00%	7.00%	7.00%
Actual rate of return(2)	10.90	4.90	(1.70)

(1)	In 2017, the VEBA Trust was funded for postretirement benefits with an expected rate of return of assets of 3.00%.

(2)	Actual rates of return are presented net of fees.

For the non-U.S. pension plans, pension expense for 2017 was reduced by the expected return of $299 million, compared with the actual return of $462 million. Pension expense for 2016 and 2015 was reduced by expected returns of $287 million and $323 million, respectively.

Mortality Tables
At December 31, 2017, the Company maintained the Retirement Plan 2014 (RP-2014) mortality table and adopted the Mortality Projection 2017 (MP-2017) projection table for the U.S. plans.

U.S. plans	2017(1)	2016(2)
Mortality
Pension	RP-2014/MP-2017	RP-2014/MP-2016
Postretirement	RP-2014/MP-2017	RP-2014/MP-2016

(1)	The RP-2014 table is the white-collar RP-2014 table. The MP-2017 projection scale is projected from 2006, with convergence to .75% ultimate rate of annual improvement by 2033.

(2)
The RP-2014 table is the white-collar RP-2014 table, with a 4% increase in rates to reflect the lower life expectancy of Citi plan participants. The MP-2016 projection scale is projected from 2011, with convergence to 0.75% ultimate rate of annual improvement by 2032.

Sensitivities of Certain Key Assumptions
The following tables summarize the effect on pension expense of a one-percentage-point change in the discount rate:

	One-percentage-point increase
In millions of dollars	2017	2016	2015
U.S. plans	$29	$31	$26
Non-U.S. plans	(27)	(33)	(32)

	One-percentage-point decrease
In millions of dollars	2017	2016	2015
U.S. plans	$(44)	$(47)	$(44)
Non-U.S. plans	41	37	44

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
The following tables summarize the effect on pension expense of a one-percentage-point change in the expected rates of return:

	One-percentage-point increase
In millions of dollars	2017	2016	2015
U.S. plans	$(127)	$(127)	$(128)
Non-U.S. plans	(64)	(61)	(63)

	One-percentage-point decrease
In millions of dollars	2017	2016	2015
U.S. plans	$127	$127	$128
Non-U.S. plans	64	61	63

Health Care Cost Trend Rate
Assumed health care cost trend rates were as follows:

	2017	2016
Health care cost increase rate for U.S. plans
Following year	6.50%	6.50%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached(1)	2023	2023

(1)	Weighted average for plans with different following year and ultimate rates.

	2017	2016
Health care cost increase rate for Non-U.S. plans (weighted average)
Following year	6.87%	6.86%
Ultimate rate to which cost increase is assumed to decline	6.87	6.85
Range of years in which the ultimate rate is reached	2018–2019	2017–2029

 A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- percentage- point increase		One- percentage- point decrease
In millions of dollars	2017	2016	2017	2016
U.S. plans
Effect on benefits earned and interest cost for postretirement plans	$1	$1	$(1)	$(1)
Effect on accumulated postretirement benefit obligation for postretirement plans	33	30	(29)	(26)

	One-percentage- point increase		One- percentage- point decrease
In millions of dollars	2017	2016	2017	2016
Non-U.S. plans
Effect on benefits earned and interest cost for postretirement plans	$13	$12	$(10)	$(10)
Effect on accumulated postretirement benefit obligation for postretirement plans	150	144	(125)	(118)

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans and the target allocations by asset category based on asset fair values, are as follows:

	Target asset allocation	U.S. pension assets at December 31,		U.S. postretirement assets at December 31,
Asset category(1)	2018	2017	2016	2017	2016
Equity securities(2)	0-30%	20%	18%	20%	18%
Debt securities(3)	25-72	48	47	48	47
Real estate	0-10	5	5	5	5
Private equity	0-12	3	4	3	4
Other investments	0-37	24	26	24	26
Total		100%	100%	100%	100%

(1)
Asset allocations for the U.S. plans are set by investment strategy, not by investment product. For example, private equities with an underlying investment in real estate are classified in the real estate asset category, not private equity.

(2)	Equity securities in the U.S. pension and postretirement plans do not include any Citigroup common stock at the end of 2017 and 2016.

(3)	In December 2017, Citi contributed $140 million to the VEBA Trust for postretirement benefits, which amount was invested solely in debt securities which are not reflected in the table above.

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
Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges, and the weighted-average target allocations by asset category based on asset fair values, are as follows:

	Non-U.S. pension plans
	Target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category(1)	2018	2017	2016	2017	2016
Equity securities	0-63%	0-67%	0–69%	15%	14%
Debt securities	0-100	0-99	0–100	79	79
Real estate	0-18	0-18	0–18	1	1
Other investments	0-100	0-100	0–100	5	6
Total				100%	100%

(1)	Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

	Non-U.S. postretirement plans
	Target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category(1)	2018	2017	2016	2017	2016
Equity securities	0-37%	0-38%	0–38%	38%	38%
Debt securities	58-100	58-100	57–100	58	58
Other investments	0-5	0-4	0–4	4	4
Total				100%	100%

(1)	Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

Fair Value Disclosure
For information on fair value measurements, including descriptions of Levels 1, 2 and 3 of the fair value hierarchy and the valuation methodology utilized by the Company, see Notes 1 and 24 to the Consolidated Financial Statements. ASU 2015-07 removed the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the NAV per share practical expedient.

Certain investments may transfer between the fair value hierarchy classifications during the year due to changes in valuation methodology and pricing sources.
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2017
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$726	$—	$—	$726
Non-U.S. equities	926	—	—	926
Mutual funds	271	—	—	271
Commingled funds	—	1,184	—	1,184
Debt securities	1,381	3,080	—	4,461
Annuity contracts	—	—	1	1
Derivatives	11	323	—	334
Other investments	—	—	22	22
Total investments	$3,315	$4,587	$23	$7,925
Cash and short-term investments	$257	$1,004	$—	$1,261
Other investment liabilities	(60)	(343)	—	(403)
Net investments at fair value	$3,512	$5,248	$23	$8,783
Other investment receivables redeemed at NAV				$16
Securities valued at NAV				4,189
Total net assets				$12,988

(1)
The investments of the U.S. pension and postretirement plans are commingled in one trust. At December 31, 2017, the allocable interests of the U.S. pension and postretirement plans were 99.0% and 1.0%, respectively. In 2017, the VEBA Trust was funded for postretirement benefits.

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2016
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$639	$—	$—	$639
Non-U.S. equities	773	—	—	773
Mutual funds	216	—	—	216
Commingled funds	—	866	—	866
Debt securities	1,297	2,845	—	4,142
Annuity contracts	—	—	1	1
Derivatives	8	543	—	551
Other investments	—	—	4	4
Total investments	$2,933	$4,254	$5	$7,192
Cash and short-term investments	$116	$1,239	$—	$1,355
Other investment liabilities	(106)	(553)	—	(659)
Net investments at fair value	$2,943	$4,940	$5	$7,888
Other investment receivables redeemed at NAV				$100
Securities valued at NAV				4,504
Total net assets				$12,492

(1)
The investments of the U.S. pension and postretirement plans are commingled in one trust. At December 31, 2016, the allocable interests of the U.S. pension and postretirement plans were 99.0% and 1.0%, respectively.

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2017
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$4	$12	$—	$16
Non-U.S. equities	103	122	1	226
Mutual funds	3,098	74	—	3,172
Commingled funds	24	—	—	24
Debt securities	3,999	1,555	7	5,561
Real estate	—	3	1	4
Annuity contracts	—	1	9	10
Derivatives	1	3,102	—	3,103
Other investments	1	—	214	215
Total investments	$7,230	$4,869	$232	$12,331
Cash and short-term investments	$119	$3	$—	$122
Other investment liabilities	(2)	(4,220)	—	(4,222)
Net investments at fair value	$7,347	$652	$232	$8,231
Securities valued at NAV				$16
Total net assets				$8,247

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2016
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$4	$11	$—	$15
Non-U.S. equities	87	174	1	262
Mutual funds	2,345	406	—	2,751
Commingled funds	22	—	—	22
Debt securities	3,406	1,206	7	4,619
Real estate	—	3	1	4
Annuity contracts	—	1	8	9
Derivatives	—	43	—	43
Other investments	1	—	187	188
Total investments	$5,865	$1,844	$204	$7,913
Cash and short-term investments	$116	$2	$—	$118
Other investment liabilities	(1)	(960)	—	(961)
Net investments at fair value	$5,980	$886	$204	$7,070
Securities valued at NAV				$92
Total net assets				$7,162

Level 3 Rollforward
The reconciliations of the beginning and ending balances during the year for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2016	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2017
Annuity contracts	$1	$—	$—	$—	$—	$1
Other investments	4			18	—	22
Total investments	$5	$—	$—	$18	$—	$23

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2015	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2016
Annuity contracts	$25	$—	$(3)	$(21)	$—	$1
Other investments	149	8	(10)	(143)	—	4
U.S. equities	—	(2)	2	—	—	—
Total investments	$174	$6	$(11)	$(164)	$—	$5

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2016	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2017
Non-U.S. equities	$1	$—	$—	$—	$1
Debt securities	7	—	—	—	7
Real estate	1	—	—	—	1
Annuity contracts	8	1	—	—	9
Other investments	187	31	(4)	—	214
Total investments	$204	$32	$(4)	$—	$232

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2015	Unrealized gains (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2016
Non-U.S. equities	$47	$(3)	$(2)	$(41)	$1
Debt securities	5	—	2	—	7
Real estate	1	—	—	—	1
Annuity contracts	8	—	—	—	8
Other investments	196	—	(9)	—	187
Total investments	$257	$(3)	$(9)	$(41)	$204

Investment Strategy
The Company’s global pension and postretirement funds’ investment strategy is to invest in a prudent manner for the exclusive purpose of providing benefits to participants. The investment strategies are targeted to produce a total return that, when combined with the Company’s contributions to the funds, will maintain the funds’ ability to meet all required benefit obligations. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed income securities and cash and short-term investments. The target asset allocation in most locations outside the U.S. is primarily in equity and debt securities. These allocations may vary by geographic region and country depending on the nature of applicable obligations and various other regional considerations. The wide variation in the actual range of plan asset allocations for the funded non-U.S. plans is a result of differing local statutory requirements and economic conditions. For example, in certain countries local law requires that all pension plan assets must be invested in fixed income investments, government funds or local-country securities.

Significant Concentrations of Risk in Plan Assets
The assets of the Company’s pension plans are diversified to limit the impact of any individual investment. The U.S. qualified pension plan is diversified across multiple asset classes, with publicly traded fixed income, hedge funds, publicly traded equity and private equity representing the most significant asset allocations. Investments in these four asset classes are further diversified across funds, managers, strategies, vintages, sectors and geographies, depending on the specific characteristics of each asset class. The pension assets for the Company’s non-U.S. Significant Plans are primarily invested in publicly traded fixed income and publicly traded equity securities.

Oversight and Risk Management Practices
The framework for the Company’s pension oversight process includes monitoring of retirement plans by plan fiduciaries and/or management at the global, regional or country level, as appropriate. Independent Risk Management contributes to the risk oversight and monitoring for the Company’s U.S. qualified pension plan and non-U.S. Significant Pension Plans. Although the specific components of the oversight process are tailored to the requirements of each region, country and plan, the following elements are common to the Company’s monitoring and risk management process:

•	periodic asset/liability management studies and strategic asset allocation reviews;

•	periodic monitoring of funding levels and funding ratios;

•	periodic monitoring of compliance with asset allocation guidelines;

•	periodic monitoring of asset class and/or investment manager performance against benchmarks; and

•	periodic risk capital analysis and stress testing.

Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
2018	$787	$432	$61	$65
2019	814	398	60	70
2020	846	425	59	75
2021	864	434	58	81
2022	876	457	56	87
2023–2027	4,480	2,532	248	532

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

The subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $4 million and $5 million as of December 31, 2017 and 2016, respectively, and the postretirement expense by approximately $0.1 million and $0.2 million for 2017 and 2016, respectively.
Certain provisions of the Patient Protection and Affordable Care Act of 2010 improved the Medicare Part D option known as the Employer Group Waiver Plan (EGWP) with respect to the Medicare Part D subsidy. The EGWP provides prescription drug benefits that are more cost effective for Medicare-eligible participants and large employers. Effective April 1, 2013, the Company began sponsoring and implementing an EGWP for eligible retirees. The Company subsidy received under the EGWP for 2017 and 2016 was $15.0 million and $12.9 million, respectively.
The other provisions of the Act of 2010 are not expected to have a significant impact on Citigroup’s pension and postretirement plans.

Post Employment Plans
The Company sponsors U.S. post employment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
As of December 31, 2017 and 2016, the plans’ funded status recognized in the Company’s Consolidated Balance Sheet was $(46) million and $(157) million, respectively. The pre-tax amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2017 and 2016 were $3 million and $34 million, respectively. The improvement in funded status as of December 31, 2017 was primarily due to the Company’s funding of the VEBA Trust during 2017.
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Net expense
In millions of dollars	2017	2016	2015
Service related expense
Interest cost on benefit obligation	$2	$3	$4
Amortization of unrecognized
Prior service (benefit) cost	(31)	(31)	(31)
Net actuarial loss	2	5	12
Total service related benefit	$(27)	$(23)	$(15)
Non-service related expense	$30	$21	$3
Total net expense (benefit)	$3	$(2)	$(12)

The following table summarizes certain assumptions used in determining the post employment benefit obligations and net benefit expense for the Company’s U.S. post employment plans:

	2017	2016
Discount rate	3.20%	3.40%
Expected return on assets(1)	3.00	N/A
Health care cost increase rate
Following year	6.50	6.50
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2023	2023

1)	In 2017, the VEBA Trust was funded with an expected rate of return of assets of 3.00%.
N/A Not applicable

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citi Retirement Savings Plan (formerly known as the Citigroup 401(k) Plan) sponsored by the Company in the U.S.
Under the Citi Retirement Savings Plan, eligible U.S. employees received matching contributions of up to 6% of their eligible compensation for 2017 and 2016, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The following table summarizes the Company contributions for the defined contribution plans:

	U.S. plans
In millions of dollars	2017	2016	2015
Company contributions	$383	$371	$380

	Non-U.S. plans
In millions of dollars	2017	2016	2015
Company contributions	$270	$268	$282

9. INCOME TAXES

Details of the Company’s income tax provision are presented below:

Income Tax Provision

In millions of dollars	2017	2016	2015
Current
Federal	$332	$1,016	$861
Non-U.S.	3,910	3,585	3,397
State	269	384	388
Total current income taxes	$4,511	$4,985	$4,646
Deferred
Federal	$24,902	$1,280	$3,019
Non-U.S.	(377)	53	(4)
State	352	126	(221)
Total deferred income taxes	$24,877	$1,459	$2,794
Provision for income tax on continuing operations before non-controlling interests(1)	$29,388	$6,444	$7,440
Provision (benefit) for income taxes on discontinued operations	7	(22)	(29)
Income tax expense (benefit) reported in stockholders’ equity related to:
FX translation	188	(402)	(906)
Investment securities	(149)	59	(498)
Employee stock plans	(4)	13	(35)
Cash flow hedges	(12)	27	176
Benefit plans	13	(30)	(24)
FVO DVA	(250)	(201)	—
Retained earnings(2)	(295)	—	—
Income taxes before non-controlling interests	$28,886	$5,888	$6,124

(1)
Includes the effect of securities transactions and other-than-temporary-impairment losses resulting in a provision (benefit) of $272 million and $(22) million in 2017, $332 million and $(217) million in 2016 and $239 million and $(93) million in 2015, respectively.

(2)	Reflects the tax effect of the accounting change for ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities”. See Note 1 to the Consolidated Financial Statements.

Tax Rate
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before non-controlling interests and the cumulative effect of accounting changes) for each of the periods indicated is as follows:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	1.8	1.7
Non-U.S. income tax rate differential	(1.6)	(3.6)	(4.6)
Audit settlements(1)	—	(0.6)	(1.7)
Effect of tax law changes(2)	99.7	—	0.4
Basis difference in affiliates	(2.1)	(0.1)	—
Tax advantaged investments	(2.2)	(2.4)	(1.8)
Other, net	(0.8)	(0.1)	1.0
Effective income tax rate	129.1%	30.0%	30.0%

(1)	For 2016, primarily relates to the conclusion of an IRS audit for 2012–2013. For 2015, primarily relates to the conclusion of a New York City tax audit for 2009–2011.

(2)
For 2017, includes the $22,594 million charge for Tax Reform. For 2015, includes the results of tax reforms enacted in New York City and several states, which resulted in a DTA charge of approximately $101 million.

As set forth in the table above, Citi’s effective tax rate for 2017 was 129.1% (29.8% before the effect of Tax Reform, about the same as the effective tax rate in 2016).

Deferred Income Taxes
Deferred income taxes at December 31 related to the following:

In millions of dollars	2017	2016
Deferred tax assets
Credit loss deduction	$3,423	$5,146
Deferred compensation and employee benefits	1,585	3,798
Repositioning and settlement reserves	454	1,033
U.S. tax on non-U.S. earnings	2,452	10,050
Investment and loan basis differences	3,384	5,594
Cash flow hedges	233	327
Tax credit and net operating loss carry-forwards	21,575	20,793
Fixed assets and leases	1,090	1,739
Other deferred tax assets	1,988	2,714
Gross deferred tax assets	$36,184	$51,194
Valuation allowance	$9,387	$—
Deferred tax assets after valuation allowance	$26,797	$51,194
Deferred tax liabilities
Intangibles	$(1,247)	$(1,711)
Debt issuances	(294)	(641)
Non-U.S. withholding taxes	(668)	(739)
Interest-related items	(562)	(765)
Other deferred tax liabilities	(1,545)	(670)
Gross deferred tax liabilities	$(4,316)	$(4,526)
Net deferred tax assets	$22,481	$46,668

Unrecognized Tax Benefits
The following is a rollforward of the Company’s unrecognized tax benefits:

In millions of dollars	2017	2016	2015
Total unrecognized tax benefits at January 1	$1,092	$1,235	$1,060
Net amount of increases for current year’s tax positions	43	34	32
Gross amount of increases for prior years’ tax positions	324	273	311
Gross amount of decreases for prior years’ tax positions	(246)	(225)	(61)
Amounts of decreases relating to settlements	(199)	(174)	(45)
Reductions due to lapse of statutes of limitation	(11)	(21)	(22)
Foreign exchange, acquisitions and dispositions	10	(30)	(40)
Total unrecognized tax benefits at December 31	$1,013	$1,092	$1,235

The total amounts of unrecognized tax benefits at December 31, 2017, 2016 and 2015 that, if recognized, would affect Citi’s tax expense, are $0.8 billion, $0.8 billion and $0.9 billion, respectively. The remaining uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences.
Interest and penalties (not included in “unrecognized tax benefits” above) are a component of Provision for income taxes.

	2017		2016		2015
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties on the Consolidated Balance Sheet at January 1	$260	$164	$233	$146	$269	$169
Total interest and penalties in the Consolidated Statement of Income	5	21	105	68	(29)	(18)
Total interest and penalties on the Consolidated Balance Sheet at December 31(1)	121	101	260	164	233	146

(1)	Includes $3 million for non-U.S. penalties in 2017, 2016 and 2015. Also includes $3 million for state penalties in 2017, 2016 and 2015.
As of December 31, 2017, Citi is under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months, although Citi does not expect such audits to result in amounts that would cause a significant change to its effective tax rate.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2014
Mexico	2011
New York State and City	2009
United Kingdom	2014
India	2014
Singapore	2011
Hong Kong	2011
Ireland	2013

Non-U.S. Earnings
Non-U.S. pretax earnings approximated $13.7 billion in 2017 (of which a $0.1 billion loss was recorded in Discontinued operations), $11.6 billion in 2016 and $11.3 billion in 2015. As a U.S. corporation, Citigroup and its U.S. subsidiaries are currently subject to U.S. taxation on all non-U.S. pretax earnings of a non-U.S. branch. Starting in 2018, there will be a separate foreign tax credit (FTC) basket for branches. Also starting in 2018, dividends from a non-U.S. subsidiary or affiliate are effectively exempt from U.S. taxation. The Company provides income taxes on the book over tax basis differences of non-U.S. subsidiaries except to the extent that such differences are indefinitely reinvested outside the U.S.
At December 31, 2017, $14.1 billion of basis differences of non-U.S. subsidiaries was indefinitely invested. At the existing tax rates, additional taxes (net of U.S. FTCs) of $3.5 billion would have to be provided if such basis differences were realized. These amounts are significantly less than the corresponding amounts at December 31, 2016 due to the deemed repatriation of unremitted earnings of non-U.S. subsidiaries under the provisions of Tax Reform.
Income taxes are not provided for the Company’s “savings bank base year bad debt reserves” that arose before 1988, because under current U.S. tax rules, such taxes will become payable only to the extent that such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2017, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $75 million).

Deferred Tax Assets
As of December 31, 2017, Citi had a valuation allowance of $9.4 billion, composed of valuation allowances of $5.7 billion on its FTC carry-forwards, $2.2 billion on its U.S. residual DTA related to its non-U.S. branches, $1.4 billion on local non-U.S. DTAs and $0.1 billion on state net operating loss carry-forwards. The valuation allowance against FTCs results from the impact of the lower tax rate and the new separate FTC basket for non-U.S. branches, as well as diminished ability under Tax Reform to generate income from sources outside the U.S. to support FTC utilization. The absolute amount of Citi’s post-Tax Reform-related valuation allowances may change in future years. First, the separate FTC basket for non-U.S. branches will result in additional DTAs (for FTCs) requiring a valuation allowance, given that the local tax rate for these branches exceeds on average the U.S. tax rate of 21%. Second, in Citi’s general basket for FTCs, changes in the forecasted amount of income in U.S. locations derived from sources outside the U.S. could alter the amount of valuation allowance that is needed against such FTCs. As of December 31, 2016, Citi had no valuation allowance on its DTAs. The following table summarizes Citi’s DTAs:

In billions of dollars
Jurisdiction/component(1)	DTAs balance December 31, 2017	DTAs balance December 31, 2016
U.S. federal(2)
Net operating losses (NOLs)(3)	$2.3	$3.5
Foreign tax credits (FTCs)	7.6	14.2
General business credits (GBCs)	1.4	0.9
Future tax deductions and credits	4.8	21.9
Total U.S. federal	$16.1	$40.5
State and local
New York NOLs	$2.3	$2.2
Other state NOLs	0.2	0.2
Future tax deductions	1.3	1.7
Total state and local	$3.8	$4.1
Non-U.S.
NOLs	$0.6	$0.6
Future tax deductions	2.0	1.5
Total non-U.S.	$2.6	$2.1
Total	$22.5	$46.7

(1)	All amounts are net of valuation allowances.

(2)
Included in the net U.S. federal DTAs of $16.1 billion as of December 31, 2017 were deferred tax liabilities of $2.4 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.

(3)	Consists of non-consolidated tax return NOL carry-forwards that are eventually expected to be utilized in Citigroup’s consolidated tax return.

The following table summarizes the amounts of tax carry-forwards and their expiration dates:

In billions of dollars
Year of expiration	December 31, 2017	December 31, 2016
U.S. tax return foreign tax credit carry-forwards(1)
2018	$0.4	$2.7
2019	1.3	1.3
2020	3.2	3.1
2021	2.0	1.9
2022	3.4	3.3
2023(2)	0.4	0.5
2025(2)	1.4	1.4
2027(2)	1.2	—
Total U.S. tax return foreign tax credit carry-forwards	$13.3	$14.2
U.S. tax return general business credit carry-forwards
2032	$0.2	$—
2033	0.3	0.3
2034	0.2	0.2
2035	0.2	0.2
2036	0.2	0.2
2037	0.3	—
Total U.S. tax return general business credit carry-forwards	$1.4	$0.9
U.S. subsidiary separate federal NOL carry-forwards
2027	$0.2	$0.2
2028	0.1	0.1
2030	0.3	0.3
2032	0.1	—
2033	1.6	1.7
2034	2.3	2.3
2035	3.3	3.2
2036	2.1	2.2
2037	1.0	—
Total U.S. subsidiary separate federal NOL carry-forwards(3)	$11.0	$10.0
New York State NOL carry-forwards(3)
2034	$13.6	$13.0
New York City NOL carry-forwards(3)
2034	$13.1	$12.2
Non-U.S. NOL carry-forwards(1)
Various	$2.0	$2.1

(1)	Before valuation allowance.

(2)
The $3.0 billion in FTC carry-forwards that expire in 2023, 2025 and 2027 are in a non-consolidated tax return entity but are eventually expected to be utilized (net of valuation allowances) in Citigroup’s consolidated tax return.

(3)	Pretax.

The time remaining for utilization of the FTC component has shortened, given the passage of time. Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $22.5 billion at December 31, 2017 is more-likely-than-not based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring.
Citi believes the U.S. federal and New York state and city NOL carry-forward period of 20 years provides enough time to fully utilize the DTAs pertaining to the existing NOL carry-forwards. This is due to Citi’s forecast of sufficient U.S. taxable income and the fact that New York state and city continue to tax Citi’s non-U.S. income.
With respect to the FTCs component of the DTAs, the carry-forward period is 10 years. Utilization of FTCs in any year is restricted to 21% of foreign source taxable income in that year. However, overall domestic losses that Citi has incurred of approximately $52 billion as of December 31, 2017 are allowed to be reclassified as foreign source income to the extent of 50%–100% of domestic source income produced in subsequent years. Such resulting foreign source income would cover the FTC carry-forwards after valuation allowance. As noted in the tables above, Citi’s FTC carry-forwards were $7.6 billion ($13.3 billion before valuation allowance) as of December 31, 2017, compared to $14.2 billion as of December 31, 2016. This decrease represented $6.6 billion of the $24.2 billion decrease in Citi’s overall DTAs during 2017. Citi believes that it will generate sufficient U.S. taxable income within the 10-year carry-forward period to be able to utilize the net FTCs after the valuation allowance, in addition to any FTCs produced in the tax return for such period, which must be used prior to any carry-forward utilization.

10.     EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

In millions, except per-share amounts	2017	2016	2015
Income (loss) from continuing operations before attribution of noncontrolling interests	$(6,627)	$15,033	$17,386
Less: Noncontrolling interests from continuing operations	60	63	90
Net income (loss) from continuing operations (for EPS purposes)	$(6,687)	$14,970	$17,296
Income (loss) from discontinued operations, net of taxes	(111)	(58)	(54)
Citigroup's net income (loss)	$(6,798)	$14,912	$17,242
Less: Preferred dividends(1)	1,213	1,077	769
Net income (loss) available to common shareholders	$(8,011)	$13,835	$16,473
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	37	195	224
Net income (loss) allocated to common shareholders for basic EPS	$(8,048)	$13,640	$16,249
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	—	—
Net income (loss) allocated to common shareholders for diluted EPS	$(8,048)	$13,640	$16,249
Weighted-average common shares outstanding applicable to basic EPS	2,698.5	2,888.1	3,004.0
Effect of dilutive securities(2)
Options(3)	—	0.1	3.6
Other employee plans non-dividend eligible	—	0.1	0.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS(4)	2,698.5	2,888.3	3,007.7
Basic earnings per share(5)
Income (loss) from continuing operations	$(2.94)	$4.74	$5.43
Discontinued operations	(0.04)	(0.02)	(0.02)
Net income (loss)	$(2.98)	$4.72	$5.41
Diluted earnings per share(5)
Income (loss) from continuing operations	$(2.94)	$4.74	$5.42
Discontinued operations	(0.04)	(0.02)	(0.02)
Net income (loss)	$(2.98)	$4.72	$5.40

(1)	See Note 20 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $104.96 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in 2017, 2016 and 2015 because they were anti-dilutive.

(3)
During 2017, 2016 and 2015, weighted-average options to purchase 0.8 million, 4.2 million and 0.9 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $204.80, $98.01 and $199.16 per share, respectively, were anti-dilutive.

(4)	Due to rounding, common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to common shares outstanding applicable to diluted EPS.

(5)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

11. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following:

	December 31	December 31
In millions of dollars	2017	2016
Federal funds sold	$—	$—
Securities purchased under agreements to resell	130,984	131,473
Deposits paid for securities borrowed	101,494	105,340
Total(1)	$232,478	$236,813

Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

	December 31	December 31
In millions of dollars	2017	2016
Federal funds purchased	$326	$178
Securities sold under agreements to repurchase	142,646	125,685
Deposits received for securities loaned	13,305	15,958
Total(1)	$156,277	$141,821

(1)
The above tables do not include securities-for-securities lending transactions of $14.0 billion and $9.3 billion at December 31, 2017 and December 31, 2016, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.

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
Collateral typically consists of government and government-agency securities, corporate and municipal bonds, equities and mortgage-backed and other asset-backed securities.
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

	As of December 31, 2017
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$204,460	$73,476	$130,984	$103,022	$27,962
Deposits paid for securities borrowed	101,494	—	101,494	22,271	79,223
Total	$305,954	$73,476	$232,478	$125,293	$107,185

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$216,122	$73,476	$142,646	$73,716	$68,930
Deposits received for securities loaned	13,305	—	13,305	4,079	9,226
Total	$229,427	$73,476	$155,951	$77,795	$78,156

	As of December 31, 2016
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$176,284	$44,811	$131,473	$102,874	$28,599
Deposits paid for securities borrowed	105,340	—	105,340	16,200	89,140
Total	$281,624	$44,811	$236,813	$119,074	$117,739

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$170,496	$44,811	$125,685	$63,517	$62,168
Deposits received for securities loaned	15,958	—	15,958	3,529	12,429
Total	$186,454	$44,811	$141,643	$67,046	$74,597

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes federal funds sold/purchased. See tables above.

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

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity:

	As of December 31, 2017
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$82,073	$68,372	$33,846	$31,831	$216,122
Deposits received for securities loaned	9,946	266	1,912	1,181	13,305
Total	$92,019	$68,638	$35,758	$33,012	$229,427

	As of December 31, 2016
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$79,740	$50,399	$19,396	$20,961	$170,496
Deposits received for securities loaned	10,813	2,169	2,044	932	15,958
Total	$90,553	$52,568	$21,440	$21,893	$186,454

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral:

	As of December 31, 2017
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$58,774	$—	$58,774
State and municipal securities	1,605	—	1,605
Foreign government securities	89,576	105	89,681
Corporate bonds	20,194	657	20,851
Equity securities	20,724	11,907	32,631
Mortgage-backed securities	17,791	—	17,791
Asset-backed securities	5,479	—	5,479
Other	1,979	636	2,615
Total	$216,122	$13,305	$229,427

	As of December 31, 2016
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$66,263	$—	$66,263
State and municipal securities	334	—	334
Foreign government securities	52,988	1,390	54,378
Corporate bonds	17,164	630	17,794
Equity securities	12,206	13,913	26,119
Mortgage-backed securities	11,421	—	11,421
Asset-backed securities	5,428	—	5,428
Other	4,692	25	4,717
Total	$170,496	$15,958	$186,454

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
Brokerage receivables and Brokerage payables consisted of the following:

	December 31,
In millions of dollars	2017	2016
Receivables from customers	$19,215	$10,374
Receivables from brokers, dealers and clearing organizations	19,169	18,513
Total brokerage receivables(1)	$38,384	$28,887
Payables to customers	$38,741	$37,237
Payables to brokers, dealers and clearing organizations	22,601	19,915
Total brokerage payables(1)	$61,342	$57,152

(1)
Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

13.   INVESTMENTS

Overview
The following table presents Citi’s investments by category:

	December 31,
In millions of dollars	2017	2016
Securities available-for-sale (AFS)	$290,914	$299,424
Debt securities held-to-maturity (HTM)(1)	53,320	45,667
Non-marketable equity securities carried at fair value(2)	1,206	1,774
Non-marketable equity securities carried at cost(3)	6,850	6,439
Total investments	$352,290	$353,304

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, and various clearing houses of which Citigroup is a member.

The following table presents interest and dividend income on investments:

In millions of dollars	2017	2016	2015
Taxable interest	$7,538	$6,858	$6,433
Interest exempt from U.S. federal income tax	535	549	196
Dividend income	222	175	388
Total interest and dividend income	$8,295	$7,582	$7,017

The following table presents realized gains and losses on the sale of investments, which excludes losses from other-than-temporary impairment (OTTI):

In millions of dollars	2017	2016	2015
Gross realized investment gains	$1,039	$1,460	$1,124
Gross realized investment losses	(261)	(512)	(442)
Net realized gains on sale of investments	$778	$948	$682

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

In millions of dollars	2017	2016	2015
Carrying value of HTM securities sold	$81	$49	$392
Net realized gain (loss) on sale of HTM securities	13	14	10
Carrying value of securities reclassified to AFS	74	150	243
OTTI losses on securities reclassified to AFS	—	(6)	(15)

Securities Available-for-Sale
The amortized cost and fair value of AFS securities were as follows:

	2017				2016
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$42,116	$125	$500	$41,741	$38,663	$248	$506	$38,405
Prime	11	6	—	17	2	—	—	2
Alt-A	26	90	—	116	43	7	—	50
Non-U.S. residential	2,744	13	6	2,751	3,852	13	7	3,858
Commercial	334	—	2	332	357	2	1	358
Total mortgage-backed securities	$45,231	$234	$508	$44,957	$42,917	$270	$514	$42,673
U.S. Treasury and federal agency securities
U.S. Treasury	$108,344	$77	$971	$107,450	$113,606	$629	$452	$113,783
Agency obligations	10,813	7	124	10,696	9,952	21	85	9,888
Total U.S. Treasury and federal agency securities	$119,157	$84	$1,095	$118,146	$123,558	$650	$537	$123,671
State and municipal(2)	$8,870	$140	$245	$8,765	$10,797	$80	$757	$10,120
Foreign government	100,615	508	590	100,533	98,112	590	554	98,148
Corporate	14,144	51	86	14,109	17,195	105	176	17,124
Asset-backed securities(1)	3,906	14	2	3,918	6,810	6	22	6,794
Other debt securities	297	—	—	297	503	—	—	503
Total debt securities AFS	$292,220	$1,031	$2,526	$290,725	$299,892	$1,701	$2,560	$299,033
Marketable equity securities AFS	$186	$4	$1	$189	$377	$20	$6	$391
Total securities AFS	$292,406	$1,035	$2,527	$290,914	$300,269	$1,721	$2,566	$299,424

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

(2)
In the second quarter of 2017, Citi early adopted ASU 2017-08. Upon adoption, a cumulative effect adjustment was recorded to reduce retained earnings, effective January 1, 2017, for the incremental amortization of purchase premiums and cumulative fair value hedge adjustments on callable state and municipal debt securities. See Note 1 to the Consolidated Financial Statements.

At December 31, 2017, the amortized cost of approximately 4,600 investments in equity and fixed income securities exceeded their fair value by $2,527 million. Of the $2,527 million, the gross unrealized losses on equity securities were $1 million. Of the remainder, $1,854 million represented unrealized losses on fixed income investments that have been in a gross-unrealized-loss position for less than a year and, of these, 99% were rated investment grade; and $672 million represented unrealized losses on fixed income investments that have been in a gross-unrealized-loss position for a year or more and, of these, 94% were rated investment grade. Of the $672 million mentioned above, $234 million represent state and municipal securities.

The following table shows the fair value of AFS securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2017
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30,994	$438	$2,206	$62	$33,200	$500
Prime	—	—	—	—	—	—
Non-U.S. residential	753	6	—	—	753	6
Commercial	150	1	57	1	207	2
Total mortgage-backed securities	$31,897	$445	$2,263	$63	$34,160	$508
U.S. Treasury and federal agency securities
U.S. Treasury	$79,050	$856	$7,404	$115	$86,454	$971
Agency obligations	8,857	110	1,163	14	10,020	124
Total U.S. Treasury and federal agency securities	$87,907	$966	$8,567	$129	$96,474	$1,095
State and municipal	$1,009	$11	$1,155	$234	$2,164	$245
Foreign government	53,206	356	9,051	234	62,257	590
Corporate	6,737	74	859	12	7,596	86
Asset-backed securities	449	1	25	1	474	2
Other debt securities	—	—	—	—	—	—
Marketable equity securities AFS	11	1	—	—	11	1
Total securities AFS	$181,216	$1,854	$21,920	$673	$203,136	$2,527
December 31, 2016
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$23,534	$436	$2,236	$70	$25,770	$506
Prime	1	—	—	—	1	—
Non-U.S. residential	486	—	1,276	7	1,762	7
Commercial	75	1	58	—	133	1
Total mortgage-backed securities	$24,096	$437	$3,570	$77	$27,666	$514
U.S. Treasury and federal agency securities
U.S. Treasury	$44,342	$445	$1,335	$7	$45,677	$452
Agency obligations	6,552	83	250	2	6,802	85
Total U.S. Treasury and federal agency securities	$50,894	$528	$1,585	$9	$52,479	$537
State and municipal	$1,616	$55	$3,116	$702	$4,732	$757
Foreign government	38,226	243	8,973	311	47,199	554
Corporate	7,011	129	1,877	47	8,888	176
Asset-backed securities	411	—	3,213	22	3,624	22
Other debt securities	5	—	—	—	5	—
Marketable equity securities AFS	19	2	24	4	43	6
Total securities AFS	$122,278	$1,394	$22,358	$1,172	$144,636	$2,566

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	December 31,
	2017		2016
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$45	$45	$132	$132
After 1 but within 5 years	1,306	1,304	736	738
After 5 but within 10 years	1,376	1,369	2,279	2,265
After 10 years(2)	42,504	42,239	39,770	39,538
Total	$45,231	$44,957	$42,917	$42,673
U.S. Treasury and federal agency securities
Due within 1 year	$4,913	$4,907	$4,945	$4,945
After 1 but within 5 years	111,236	110,238	101,369	101,323
After 5 but within 10 years	3,008	3,001	17,153	17,314
After 10 years(2)	—	—	91	89
Total	$119,157	$118,146	$123,558	$123,671
State and municipal
Due within 1 year	$1,792	$1,792	$2,093	$2,092
After 1 but within 5 years	2,579	2,576	2,668	2,662
After 5 but within 10 years	514	528	335	334
After 10 years(2)	3,985	3,869	5,701	5,032
Total	$8,870	$8,765	$10,797	$10,120
Foreign government
Due within 1 year	$32,130	$32,100	$32,540	$32,547
After 1 but within 5 years	53,034	53,165	51,008	50,881
After 5 but within 10 years	12,949	12,680	12,388	12,440
After 10 years(2)	2,502	2,588	2,176	2,280
Total	$100,615	$100,533	$98,112	$98,148
All other(3)
Due within 1 year	$3,998	$3,991	$2,629	$2,628
After 1 but within 5 years	9,047	9,027	12,339	12,334
After 5 but within 10 years	3,415	3,431	6,566	6,528
After 10 years(2)	1,887	1,875	2,974	2,931
Total	$18,347	$18,324	$24,508	$24,421
Total debt securities AFS	$292,220	$290,725	$299,892	$299,033

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Adjusted amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
December 31, 2017
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$23,854	$26	$23,880	$40	$(157)	$23,763
Prime	—	—	—	—	—	—
Alt-A	206	(65)	141	57	—	198
Non-U.S. residential	1,887	(46)	1,841	65	—	1,906
Commercial	237	—	237	—	—	237
Total mortgage-backed securities	$26,184	$(85)	$26,099	$162	$(157)	$26,104
State and municipal (4)	$8,925	$(28)	$8,897	$378	$(73)	$9,202
Foreign government	740	—	740	—	(18)	722
Asset-backed securities(3)	17,588	(4)	17,584	162	(22)	17,724
Total debt securities held-to-maturity	$53,437	$(117)	$53,320	$702	$(270)	$53,752
December 31, 2016
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$22,462	$33	$22,495	$47	$(186)	$22,356
Prime	31	(7)	24	10	(1)	33
Alt-A	314	(27)	287	69	(1)	355
Non-U.S. residential	1,871	(47)	1,824	49	—	1,873
Commercial	14	—	14	—	—	14
Total mortgage-backed securities	$24,692	$(48)	$24,644	$175	$(188)	$24,631
State and municipal	$9,025	$(442)	$8,583	$129	$(238)	$8,474
Foreign government	1,339	—	1,339	—	(26)	1,313
Asset-backed securities(3)	11,107	(6)	11,101	41	(5)	11,137
Total debt securities held-to-maturity(5)	$46,163	$(496)	$45,667	$345	$(457)	$45,555

(1)
For securities transferred to HTM from Trading account assets, adjusted amortized cost basis is defined as the fair value of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, adjusted amortized cost basis is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any other-than-temporary impairment recognized in earnings.

(2)
HTM securities are carried on the Consolidated Balance Sheet at adjusted amortized cost basis, plus or minus any unamortized unrealized gains and losses and fair value hedge adjustments recognized in AOCI prior to reclassifying the securities from AFS to HTM. Changes in the values of these securities are not reported in the financial statements, except for the amortization of any difference between the carrying value at the transfer date and par value of the securities, and the recognition of any non-credit fair value adjustments in AOCI in connection with the recognition of any credit impairment in earnings related to securities the Company continues to intend to hold until maturity.

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

(4)
In the second quarter of 2017, Citi early adopted ASU 2017-08. Upon adoption, a cumulative effect adjustment was recorded to reduce retained earnings, effective January 1, 2017, for the incremental amortization of purchase premiums and cumulative fair value hedge adjustments that would have been recorded under the ASU on callable state and municipal debt securities. See Note 1 to the Consolidated Financial Statements.

(5)
During the fourth quarter of 2016, securities with a total fair value of approximately $5.8 billion were transferred from AFS to HTM, composed of $5 billion of U.S. government agency mortgage-backed securities and $830 million of municipal securities. The transfer reflects the Company’s intent to hold these securities to maturity or to issuer call, in part, in order to reduce the impact of price volatility on AOCI and certain capital measures under Basel III. While these securities were transferred to HTM at fair value as of the transfer date, no subsequent changes in value may be recorded, other than in connection with the recognition of any subsequent other-than-temporary impairment and the amortization of differences between the carrying values at the transfer date and the par values of each security as an adjustment of yield. Any net unrealized holding losses within AOCI related to the respective securities at the date of transfer, inclusive of any cumulative fair value hedge adjustments, will be amortized as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

The Company has the positive intent and ability to hold these securities to maturity or, where applicable, the exercise of any issuer call options, absent any unforeseen significant changes in circumstances, including deterioration in credit or changes in regulatory capital requirements.
The net unrealized losses classified in AOCI for HTM securities primarily relate to debt securities previously classified as AFS that were transferred to HTM, and include any cumulative fair value hedge adjustments. The net unrealized loss amount also includes any non-credit-related changes in fair value of HTM securities that have suffered credit impairment recorded in earnings. The AOCI balance related to HTM securities is amortized as an adjustment of yield, in a manner consistent with the accretion of any difference between the carrying value at the transfer date and par value of the same debt securities.
The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
December 31, 2017
Debt securities held-to-maturity
Mortgage-backed securities	$46	$—	$15,096	$157	$15,142	$157
State and municipal	353	5	835	68	1,188	73
Foreign government	723	18	—	—	723	18
Asset-backed securities	71	3	134	19	205	22
Total debt securities held-to-maturity	$1,193	$26	$16,065	$244	$17,258	$270
December 31, 2016
Debt securities held-to-maturity
Mortgage-backed securities	$17	$—	$17,176	$188	$17,193	$188
State and municipal	2,200	58	1,210	180	3,410	238
Foreign government	1,313	26	—	—	1,313	26
Asset-backed securities	2	—	2,503	5	2,505	5
Total debt securities held-to-maturity	$3,532	$84	$20,889	$373	$24,421	$457
Note: Excluded from the gross unrecognized losses presented in the above table are $(117) million and $(496) million of net unrealized losses recorded in AOCI as of December 31, 2017 and December 31, 2016, respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at December 31, 2017 and December 31, 2016.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	December 31,
	2017		2016
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	720	720	760	766
After 5 but within 10 years	148	149	54	55
After 10 years(1)	25,231	25,235	23,830	23,810
Total	$26,099	$26,104	$24,644	$24,631
State and municipal
Due within 1 year	$407	$425	$406	$406
After 1 but within 5 years	259	270	112	110
After 5 but within 10 years	512	524	363	367
After 10 years(1)	7,719	7,983	7,702	7,591
Total	$8,897	$9,202	$8,583	$8,474
Foreign government
Due within 1 year	$381	$381	$824	$818
After 1 but within 5 years	359	341	515	495
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$740	$722	$1,339	$1,313
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	1,669	1,680	513	514
After 10 years(1)	15,915	16,044	10,588	10,623
Total	$17,584	$17,724	$11,101	$11,137
Total debt securities held-to-maturity	$53,320	$53,752	$45,667	$45,555

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary Impairment (OTTI)

Overview
The Company conducts periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.
An unrealized loss exists when the current fair value of an individual security is less than its adjusted amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. Losses related to HTM securities generally are not recorded, as these investments are carried at adjusted amortized cost basis. However, for HTM securities with credit-related losses, the credit loss is recognized in earnings as OTTI and any difference between the cost basis adjusted for the OTTI and fair value is recognized in AOCI and amortized as an adjustment of yield over the remaining contractual life of the security.
Regardless of the classification of the securities as AFS or HTM, the Company assesses each position with an unrealized loss for OTTI. Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer that may indicate adverse credit conditions; and

•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for recovery of the amortized cost basis.

The Company’s review for impairment generally entails:

•	identification and evaluation of impaired investments;

•
analysis of individual investments that have fair values less than the amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•
consideration of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses, as required under business policies.

Debt Securities
The entire difference between the adjusted amortized cost basis and fair value is recognized in earnings as OTTI for impaired debt securities that the Company has an intent to sell or for which the Company believes it will more-likely-than-not be required to sell prior to recovery of the adjusted amortized cost basis. However, for those securities that the Company does not intend to sell and is not likely to be required to sell, only the credit-related impairment is recognized in earnings and any non-credit-related impairment is recorded in AOCI.
For debt securities, credit impairment exists where the present value of cash flows management expects to receive is not sufficient to recover the entire amortized cost basis of a security.

Equity Securities
For equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery or whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its cost basis. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings. AFS equity securities deemed to be other-than-temporarily impaired are written down to fair value, with the full difference between fair value and cost recognized in earnings.
Management also assesses equity method investments that have fair values that are less than their respective carrying values for OTTI. Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 24 to the Consolidated Financial Statements).
For impaired equity method investments that Citi plans to sell prior to recovery of value or would likely be required to sell with no expectation that the fair value will recover prior to the expected sale date, the full impairment is recognized in earnings as OTTI regardless of severity and duration. The measurement of the OTTI does not include partial projected recoveries subsequent to the balance sheet date.
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

The sections below describe the Company’s process for identifying credit-related impairments for security types that have the most significant unrealized losses as of December 31, 2017.

Mortgage-Backed Securities
For U.S. mortgage-backed securities, credit impairment is assessed using a cash flow model that estimates the principal and interest cash flows on the underlying mortgages using the security-specific collateral and transaction structure. The model distributes the estimated cash flows to the various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then estimates the remaining cash flows using a number of assumptions, including default rates, prepayment rates, recovery rates (on foreclosed properties) and loss severity rates (on non-agency mortgage-backed securities).
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
For state and municipal bonds with unrealized losses that Citigroup plans to sell or would be more-likely-than-not required to sell (for AFS only) or that will be subject to an issuer call deemed probable of exercise prior to the expected recovery of its amortized cost basis (for AFS and HTM), the full impairment is recognized in earnings as OTTI.

Recognition and Measurement of OTTI
The following tables present total OTTI recognized in earnings:

OTTI on Investments and Other Assets	Year ended December 31, 2017
In millions of dollars	AFS(1)	HTM	Other assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$2	$—	$—	$2
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$—	$—	$2
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	59	2	—	61
Total impairment losses recognized in earnings	$61	$2	$—	$63

(1)	Includes OTTI on non-marketable equity securities.

OTTI on Investments and Other Assets	Year ended December 31, 2016
In millions of dollars	AFS(1)(2)	HTM	Other assets (3)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$3	$1	$—	$4
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$3	$1	$—	$4
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	246	38	332	616
Total impairment losses recognized in earnings	$249	$39	$332	$620

(1)	Includes OTTI on non-marketable equity securities.

(2)	Includes a $160 million impairment related to AFS securities affected by changes in the Venezuela exchange rate during the year ended December 31, 2016.

(3)	The impairment charge is related to the carrying value of an equity investment, which was sold in 2016.

OTTI on Investments and Other Assets	Year ended December 31, 2015
In millions of dollars	AFS(1)	HTM	Other assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$33	$1	$—	$34
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$33	$1	$—	$34
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	182	43	6	231
Total impairment losses recognized in earnings	$215	$44	$6	$265

(1)	Includes OTTI on non-marketable equity securities.

The following are 12-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2016 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured(1)	Dec. 31, 2017 balance
AFS debt securities
Mortgage-backed securities(1)(2)	$—	$—	$—	$38	$38
State and municipal	4	—	—	—	4
Foreign government securities	—	—	—	—	—
Corporate	5	—	—	(1)	4
All other debt securities	22	—	2	(22)	2
Total OTTI credit losses recognized for AFS debt securities	$31	$—	$2	$15	$48
HTM debt securities
Mortgage-backed securities(1)(3)	$101	$—	$—	$(47)	$54
State and municipal	3	—	—	—	3
Total OTTI credit losses recognized for HTM debt securities	$104	$—	$—	$(47)	$57
(1) Includes $38 million in cumulative OTTI reclassified from HTM to AFS due to the transfer of the related securities from HTM to AFS.
(2) Primarily consists of Prime securities.
(3) Primarily consists of Alt-A securities.

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2015 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Dec. 31, 2016 balance
AFS debt securities
Mortgage-backed securities	$—	$1	$—	$(1)	$—
State and municipal	12	—	—	(8)	4
Foreign government securities	5	—	—	(5)	—
Corporate	9	1	1	(6)	5
All other debt securities	47	—	—	(25)	22
Total OTTI credit losses recognized for AFS debt securities	$73	$2	$1	$(45)	$31
HTM debt securities
Mortgage-backed securities(1)	$132	$—	$—	$(31)	$101
State and municipal	4	1	—	(2)	3
Total OTTI credit losses recognized for HTM debt securities	$136	$1	$—	$(33)	$104

(1)	Primarily consists of Alt-A securities.

Investments in Alternative Investment Funds That Calculate Net Asset Value
The Company holds investments in certain alternative investment funds that calculate net asset value (NAV) or its equivalent, including hedge funds, private equity funds, funds of funds and real estate funds, as provided by third-party asset managers. Investments in such funds are generally classified as non-marketable equity securities carried at fair value. The fair values of these investments are estimated using the NAV of the Company’s ownership interest in the funds. Some of these investments are in “covered funds” for purposes of the

Volcker Rule, which prohibits certain proprietary investment activities and limits the ownership of, and relationships with, covered funds. On April 21, 2017, Citi’s request for extension of the permitted holding period under the Volcker Rule for certain of its investments in illiquid funds was approved. This allows the Company to hold such investments until the earlier of 5 years from the July 21, 2017 (expiration date of the general conformance period), or the date such investments mature or are otherwise conformed with the Volcker Rule.

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Hedge funds	$1	$4	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	372	348	62	82	—	—
Real estate funds(2)(3)	31	56	20	20	—	—
Total	$404	$408	$82	$102	—	—

(1)	Private equity funds include funds that invest in infrastructure, emerging markets and venture capital.

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
Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other. The following table provides Citi’s consumer loans by loan type:

	December 31,
In millions of dollars	2017	2016
In U.S. offices
Mortgage and real estate(1)	$65,467	$72,957
Installment, revolving credit and other	3,398	3,395
Cards	139,006	132,654
Commercial and industrial	7,840	7,159
	$215,711	$216,165
In offices outside the U.S.
Mortgage and real estate(1)	$44,081	$42,803
Installment, revolving credit and other	26,556	24,887
Cards	26,257	23,783
Commercial and industrial	20,238	16,568
Lease financing	76	81
	$117,208	$108,122
Total consumer loans	$332,919	$324,287
Net unearned income	$737	$776
Consumer loans, net of unearned income	$333,656	$325,063

(1)	Loans secured primarily by real estate.

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
During the years ended December 31, 2017 and 2016, the Company sold and/or reclassified to held-for-sale, $4.9 billion and $9.7 billion, respectively, of consumer loans.

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
As a general policy, residential first mortgages, home equity loans and installment loans are classified as non-accrual when loan payments are 90 days contractually past due. Credit cards and unsecured revolving loans generally accrue interest until payments are 180 days past due. Home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage is 90 days or more past due. Mortgage loans, other than Federal Housing Administration (FHA)-insured loans, are classified as non-accrual within 60 days of notification that the borrower has filed for bankruptcy. Commercial market loans are placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due.
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

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2017

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$47,366	$505	$280	$1,225	$49,376	$665	$941
Home equity loans(6)(7)	14,268	207	352	—	14,827	750	—
Credit cards	136,588	1,528	1,613	—	139,729	—	1,596
Installment and other	3,395	45	16	—	3,456	22	1
Commercial market loans	9,395	51	65	—	9,511	213	15
Total	$211,012	$2,336	$2,326	$1,225	$216,899	$1,650	$2,553
In offices outside North America
Residential first mortgages(5)	$37,062	$209	$148	$—	$37,419	$400	$—
Credit cards	24,934	427	366	—	25,727	323	259
Installment and other	25,634	275	123	—	26,032	157	—
Commercial market loans	27,449	57	72	—	27,578	160	—
Total	$115,079	$968	$709	$—	$116,756	$1,040	$259
Total GCB and Corporate/Other—consumer	$326,091	$3,304	$3,035	$1,225	$333,655	$2,690	$2,812
Other(8)	1	—	—	—	1	—	—
Total Citigroup	$326,092	$3,304	$3,035	$1,225	$333,656	$2,690	$2,812

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $25 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $1.0 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in GCB or Corporate/Other consumer credit metrics.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2016

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$50,766	$522	$371	$1,474	$53,133	$848	$1,227
Home equity loans(6)(7)	18,767	249	438	—	19,454	914	—
Credit cards	130,327	1,465	1,509	—	133,301	—	1,509
Installment and other	4,486	106	38	—	4,630	70	2
Commercial market loans	8,876	23	74	—	8,973	328	14
Total	$213,222	$2,365	$2,430	$1,474	$219,491	$2,160	$2,752
In offices outside North America
Residential first mortgages(5)	$35,862	$206	$135	$—	$36,203	$360	$—
Credit cards	22,363	368	324	—	23,055	258	239
Installment and other	22,683	264	126	—	23,073	163	—
Commercial market loans	23,054	72	112	—	23,238	217	—
Total	$103,962	$910	$697	$—	$105,569	$998	$239
Total GCB and Corporate/Other—consumer	$317,184	$3,275	$3,127	$1,474	$325,060	$3,158	$2,991
Other(9)	3	—	—	—	3	—	—
Total Citigroup	$317,187	$3,275	$3,127	$1,474	$325,063	$3,158	$2,991

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $29 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $1.3 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Corporate/Other consumer credit metrics.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” (Fair Isaac Corporation) credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following tables provide details on the FICO scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables (commercial market loans are excluded from the table since they are business based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2017
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$2,100	$1,932	$42,265
Home equity loans	1,379	1,081	11,976
Credit cards	9,079	11,651	115,577
Installment and other	276	250	2,485
Total	$12,834	$14,914	$172,303

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2016
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$2,744	$2,422	$44,279
Home equity loans	1,750	1,418	14,743
Credit cards	8,310	11,320	110,522
Installment and other	284	271	2,601
Total	$13,088	$15,431	$172,145

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	December 31, 2017
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$43,626	$2,578	$247
Home equity loans	11,403	2,147	800
Total	$55,029	$4,725	$1,047

LTV distribution in U.S. portfolio(1)(2)	December 31, 2016
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$45,849	$3,467	$324
Home equity loans	12,869	3,653	1,305
Total	$58,718	$7,120	$1,629

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
A loan is considered impaired when Citi believes it is probable that all amounts due according to the original contractual terms of the loan will not be collected. Impaired consumer loans include non-accrual commercial market loans, as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and where Citi has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis.

The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

	At and for the year ended December 31, 2017
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$2,877	$3,121	$278	$3,155	$119
Home equity loans	1,151	1,590	216	1,181	28
Credit cards	1,787	1,819	614	1,803	150
Installment and other
Individual installment and other	431	460	175	415	25
Commercial market loans	334	541	51	429	20
Total	$6,580	$7,531	$1,334	$6,983	$342

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$607 million of residential first mortgages, $370 million of home equity loans and $10 million of commercial market loans do not have a specific allowance.
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
(6) Interest income recognized for the year ended December 31, 2015 was $728 million.

Consumer Troubled Debt Restructurings

	At and for the year ended December 31, 2017
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	4,063	$580	$6	$—	$2	1%
Home equity loans	2,807	247	16	—	1	1
Credit cards	230,042	880	—	—	—	17
Installment and other revolving	1,088	8	—	—	—	5
Commercial banking(6)	112	117	—	—	—	—
Total(8)	238,112	$1,832	$22	$—	$3
International
Residential first mortgages	4,477	$123	$—	$—	$—	—%
Credit cards	115,941	399	—	—	7	11
Installment and other revolving	44,880	254	—	—	11	9
Commercial banking(6)	370	50	—	—	—	—
Total(8)	165,668	$826	$—	$—	$18

	At and for the year ended December 31, 2016
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	5,023	$726	$6	$—	$3	1%
Home equity loans	4,100	200	6	—	1	2
Credit cards	196,004	762	—	—	—	17
Installment and other revolving	5,649	47	—	—	—	14
Commercial banking(6)	132	91	—	—	—	—
Total(8)	210,908	$1,826	$12	$—	$4
International
Residential first mortgages	2,722	$80	$—	$—	$—	—%
Credit cards	137,466	385	—	—	9	12
Installment and other revolving	60,094	276	—	—	7	7
Commercial banking(6)	162	109	—	—	—	—
Total(8)	200,444	$850	$—	$—	$16

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $53 million of residential first mortgages and $21 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2017. These amounts include $36 million of residential first mortgages and $18 million of home equity loans that were newly classified as TDRs during 2017, based on previously received OCC guidance.

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
(7) Post-modification balances in North America include $74 million of residential first mortgages and $22 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2016. These amounts include $48 million of residential first mortgages and $20 million of home equity loans that were newly classified as TDRs during 2016, based on previously received OCC guidance.
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

In millions of dollars	2017	2016
North America
Residential first mortgages	$253	$229
Home equity loans	46	25
Credit cards	221	188
Installment and other revolving	2	9
Commercial banking	2	15
Total	$524	$466
International
Residential first mortgages	$11	$11
Credit cards	185	148
Installment and other revolving	96	90
Commercial banking	1	37
Total	$293	$286

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	December 31, 2017	December 31, 2016
In U.S. offices
Commercial and industrial	$51,319	$49,586
Financial institutions	39,128	35,517
Mortgage and real estate(1)	44,683	38,691
Installment, revolving credit and other	33,181	34,501
Lease financing	1,470	1,518
	$169,781	$159,813
In offices outside the U.S.
Commercial and industrial	$93,750	$81,882
Financial institutions	35,273	26,886
Mortgage and real estate(1)	7,309	5,363
Installment, revolving credit and other	22,638	19,965
Lease financing	190	251
Governments and official institutions	5,200	5,850
	$164,360	$140,197
Total corporate loans	$334,141	$300,010
Net unearned income	$(763)	$(704)
Corporate loans, net of unearned income	$333,378	$299,306

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $1.0 billion and $4.2 billion of corporate loans during the years ended December 31, 2017 and 2016, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the years ended December 31, 2017 or 2016.

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

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2017

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$249	$13	$262	$1,506	$139,554	$141,322
Financial institutions	93	15	108	92	73,557	73,757
Mortgage and real estate	147	59	206	195	51,563	51,964
Leases	68	8	76	46	1,533	1,655
Other	70	13	83	103	60,145	60,331
Loans at fair value						4,349
Total	$627	$108	$735	$1,942	$326,352	$333,378
Corporate Loan Delinquency and Non-Accrual Details at December 31, 2016

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$143	$52	$195	$1,909	$127,012	$129,116
Financial institutions	119	2	121	185	61,254	61,560
Mortgage and real estate	148	137	285	139	43,607	44,031
Leases	27	8	35	56	1,678	1,769
Other	349	12	361	132	58,880	59,373
Loans at fair value						3,457
Total	$786	$211	$997	$2,421	$292,431	$299,306

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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

Citigroup has a risk management process to monitor, evaluate and manage the principal risks associated with its corporate loan portfolio. As part of its risk management process, Citi assigns numeric risk ratings to its corporate loan facilities based on quantitative and qualitative assessments of the obligor and facility. These risk ratings are reviewed at least annually or more often if material events related to the obligor or facility warrant. Factors considered in assigning the risk ratings include financial condition of the obligor, qualitative assessment of management and strategy, amount and sources of repayment, amount and type of collateral and guarantee arrangements, amount and type of any contingencies associated with the obligor and the obligor’s industry and geography.
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

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	December 31, 2017	December 31, 2016
Investment grade(2)
Commercial and industrial	$101,313	$87,201
Financial institutions	60,404	50,597
Mortgage and real estate	23,213	18,718
Leases	1,090	1,303
Other	56,306	52,828
Total investment grade	$242,326	$210,647
Non-investment grade(2)
Accrual
Commercial and industrial	$38,503	$39,874
Financial institutions	13,261	10,873
Mortgage and real estate	2,881	1,821
Leases	518	410
Other	3,924	6,450
Non-accrual
Commercial and industrial	1,506	1,909
Financial institutions	92	185
Mortgage and real estate	195	139
Leases	46	56
Other	103	132
Total non-investment grade	$61,029	$61,849
Private bank loans managed on a delinquency basis(2)	$25,674	$23,353
Loans at fair value	4,349	3,457
Corporate loans, net of unearned income	$333,378	$299,306

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

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

The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:
Non-Accrual Corporate Loans

	At and for the year ended December 31, 2017
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,506	$1,775	$368	$1,547	$23
Financial institutions	92	102	41	212	1
Mortgage and real estate	195	324	11	183	10
Lease financing	46	46	4	59	—
Other	103	212	2	108	1
Total non-accrual corporate loans	$1,942	$2,459	$426	$2,109	$35

	At and for the year ended December 31, 2016
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,909	$2,259	$362	$1,919	$25
Financial institutions	185	192	16	183	3
Mortgage and real estate	139	250	10	174	6
Lease financing	56	56	4	44	—
Other	132	197	—	87	6
Total non-accrual corporate loans	$2,421	$2,954	$392	$2,407	$40

	December 31, 2017		December 31, 2016
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$1,017	$368	$1,343	$362
Financial institutions	88	41	45	16
Mortgage and real estate	51	11	41	10
Lease financing	46	4	55	4
Other	13	2	1	—
Total non-accrual corporate loans with specific allowance	$1,215	$426	$1,485	$392
Non-accrual corporate loans without specific allowance
Commercial and industrial	$489		$566
Financial institutions	4		140
Mortgage and real estate	144		98
Lease financing	—		1
Other	90		131
Total non-accrual corporate loans without specific allowance	$727	N/A	$936	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the year ended December 31, 2015 was $11 million.
N/A Not applicable

Corporate Troubled Debt Restructurings

The following table presents corporate TDR activity at and for the year ended December 31, 2017:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$509	$131	$7	$371
Financial institutions	15	—	—	15
Mortgage and real estate	36	—	—	36
Total	$560	$131	$7	$422

The following table presents corporate TDR activity at and for the year ended December 31, 2016:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$338	$176	$34	$128
Financial institutions	10	10	—	—
Mortgage and real estate	15	6	—	9
Other	142	—	142	—
Total	$505	$192	$176	$137

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

In millions of dollars	TDR balances at December 31, 2017	TDR loans in payment default during the year ended December 31, 2017	TDR balances at December 31, 2016	TDR loans in payment default during the year ended December 31, 2016
Commercial and industrial	$617	$72	$408	$7
Financial institutions	48	—	9	—
Mortgage and real estate	101	—	87	8
Lease financing	7	—	—	—
Other	45	—	228	—
Total(1)	$818	$72	$732	$15

(1)	The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

15. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2017	2016	2015
Allowance for loan losses at beginning of period	$12,060	$12,626	$15,994
Gross credit losses	(8,673)	(8,222)	(9,041)
Gross recoveries(1)	1,597	1,661	1,739
Net credit losses (NCLs)	$(7,076)	$(6,561)	$(7,302)
NCLs	$7,076	$6,561	$7,302
Net reserve builds (releases)	544	340	139
Net specific reserve releases	(117)	(152)	(333)
Total provision for loan losses	$7,503	$6,749	$7,108
Other, net (see table below)	(132)	(754)	(3,174)
Allowance for loan losses at end of period	$12,355	$12,060	$12,626
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,418	$1,402	$1,063
Provision (release) for unfunded lending commitments	(161)	29	74
Other, net(2)	1	(13)	265
Allowance for credit losses on unfunded lending commitments at end of period(3)	$1,258	$1,418	$1,402
Total allowance for loans, leases and unfunded lending commitments	$13,613	$13,478	$14,028

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

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

(3)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Other, net details:
In millions of dollars	2017	2016	2015
Sales or transfers of various consumer loan portfolios to held-for-sale
Transfer of real estate loan portfolios	$(106)	$(106)	$(1,462)
Transfer of other loan portfolios	(155)	(468)	(948)
Sales or transfers of various consumer loan portfolios to held-for-sale	$(261)	$(574)	$(2,410)
FX translation, consumer	115	(199)	(474)
Other	14	19	(290)
Other, net	$(132)	$(754)	$(3,174)

Allowance for Credit Losses and Investment in Loans at December 31, 2017

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,702	$9,358	$12,060
Charge-offs	(491)	(8,182)	(8,673)
Recoveries	112	1,485	1,597
Replenishment of net charge-offs	379	6,697	7,076
Net reserve builds (releases)	(267)	811	544
Net specific reserve builds (releases)	28	(145)	(117)
Other	23	(155)	(132)
Ending balance	$2,486	$9,869	$12,355
Allowance for loan losses
Collectively evaluated in accordance with ASC 450	$2,060	$8,531	$10,591
Individually evaluated in accordance with ASC 310-10-35	426	1,334	1,760
Purchased credit-impaired in accordance with ASC 310-30	—	4	4
Total allowance for loan losses	$2,486	$9,869	$12,355
Loans, net of unearned income
Collectively evaluated for impairment in accordance with ASC 450	$327,142	$326,884	$654,026
Individually evaluated for impairment in accordance with ASC 310-10-35	1,887	6,580	8,467
Purchased credit-impaired in accordance with ASC 310-30	—	167	167
Held at fair value	4,349	25	4,374
Total loans, net of unearned income	$333,378	$333,656	$667,034
Allowance for Credit Losses and Investment in Loans at December 31, 2016

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,791	$9,835	$12,626
Charge-offs	(580)	(7,642)	(8,222)
Recoveries	67	1,594	1,661
Replenishment of net charge-offs	513	6,048	6,561
Net reserve builds (releases)	(85)	425	340
Net specific reserve builds (releases)	—	(152)	(152)
Other	(4)	(750)	(754)
Ending balance	$2,702	$9,358	$12,060
Allowance for loan losses
Collectively evaluated in accordance with ASC 450	$2,310	$7,744	$10,054
Individually evaluated in accordance with ASC 310-10-35	392	1,608	2,000
Purchased credit-impaired in accordance with ASC 310-30	—	6	6
Total allowance for loan losses	$2,702	$9,358	$12,060
Loans, net of unearned income
Collectively evaluated for impairment in accordance with ASC 450	$293,218	$317,048	$610,266
Individually evaluated for impairment in accordance with ASC 310-10-35	2,631	7,799	10,430
Purchased credit-impaired in accordance with ASC 310-30	—	187	187
Held at fair value	3,457	29	3,486
Total loans, net of unearned income	$299,306	$325,063	$624,369

Allowance for Credit Losses at December 31, 2015

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,447	$13,547	$15,994
Charge-offs	(349)	(8,692)	(9,041)
Recoveries	105	1,634	1,739
Replenishment of net charge-offs	244	7,058	7,302
Net reserve builds (releases)	550	(411)	139
Net specific reserve builds (releases)	86	(419)	(333)
Other	(292)	(2,882)	(3,174)
Ending balance	$2,791	$9,835	$12,626

16.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars
Balance at December 31, 2014	$23,592
Foreign exchange translation and other	$(1,000)
Divestitures(1)	(212)
Impairment of goodwill(2)	(31)
Balance at December 31, 2015	$22,349
Foreign exchange translation and other	$(613)
Divestitures(3)	(77)
Balance at December 31, 2016	$21,659
Foreign exchange translation and other	$729
Divestitures(4)	(104)
Impairment of goodwill(5)	(28)
Balance at December 31, 2017	$22,256

The changes in Goodwill by segment were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other(6)	Total
Balance at December 31, 2015(7)	$12,704	$9,545	$100	$22,349
Foreign exchange translation and other	$(174)	$(447)	$8	$(613)
Divestitures(3)	—	(13)	(64)	(77)
Balance at December 31, 2016	$12,530	$9,085	$44	$21,659
Foreign exchange translation and other	$286	$443	$—	$729
Divestitures(4)	(32)	(72)	—	(104)
Impairment of goodwill(5)	—	—	(28)	(28)
Balance at December 31, 2017	$12,784	$9,456	$16	$22,256

(1)
Primarily related to the sales of the Latin America Retirement Services and Japan cards businesses completed in 2015, and agreements to sell certain businesses in Citi Holdings as of December 31, 2015. See Note 2 to the Consolidated Financial Statements.

(2)	Goodwill impairment related to reporting units subsequently sold, including Citi Holdings—Consumer Finance South Korea of $16 million and Citi Holdings—Consumer Latin America of $15 million.

(3)	Primarily related to the sale of the private equity services business completed in 2016 and agreements to sell Argentina and Brazil consumer operations as of December 31, 2016.

(4)
Primarily related to the sale of a fixed income analytics business and a fixed income index business completed in 2017 and an agreement to sell a Mexico asset management business as of December 31, 2017. See Note 2 to the Consolidated Financial Statements.

(5)	Goodwill impairment related to the mortgage servicing business upon transfer from North America GCB to Corporate/Other effective January 1, 2017.

(6)	All Citi Holdings reporting units are presented in Corporate/Other. See Note 3 to the Consolidated Financial Statements.

(7)
December 31, 2015 has been restated to reflect intersegment goodwill allocations that resulted from the reorganizations in 2016 and on January 1, 2017 including transfers of GCB businesses to ICG and to Corporate/Other. See Note 3 to the Consolidated Financial Statements.

Goodwill impairment testing is performed at the level below each business segment (referred to as a reporting unit). The Company performed its annual goodwill impairment test as of July 1, 2017. The fair values of the Company’s reporting units exceeded their carrying values by approximately 32% to 168% and no reporting unit is at risk of impairment, except for Citi Holdings—Consumer Latin America.
Interim impairment tests were performed for Citi Holdings—Consumer Latin America, which is reported as part of Corporate/Other, for all other quarters in 2017.

While there is no indication of impairment, each interim impairment test showed that the fair value of Citi Holdings—Consumer Latin America reporting unit, which has $16 million of goodwill, only marginally exceeded its carrying value. The fair value as a percentage of allocated book value as of December 31, 2017 was 111%. Subsequently, on January 31, 2018, Citi executed a definitive agreement to sell the reporting unit and allocated the entire goodwill to the sale, which is expected to result in a pre-tax gain upon closing.

Further, effective January 1, 2017, the mortgage servicing business in North America GCB was reorganized and is now reported as part of Corporate/Other. Goodwill was allocated to the transferred business based on its relative fair value to the legacy North America GCB reporting unit. An interim test was performed under both the legacy and current reporting unit structures, which resulted in full impairment of the $28 million of allocated goodwill upon transfer to Citi Holdings—REL, recorded in Operating expenses in 2017.

Intangible Assets
The components of intangible assets were as follows:

	December 31, 2017			December 31, 2016
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,375	$3,836	$1,539	$8,215	$6,549	$1,666
Credit card contract related intangibles	5,045	2,456	2,589	5,149	2,177	2,972
Core deposit intangibles	639	628	11	801	771	30
Other customer relationships	459	272	187	474	272	202
Present value of future profits	32	28	4	31	27	4
Indefinite-lived intangible assets	244	—	244	210	—	210
Other	100	86	14	504	474	30
Intangible assets (excluding MSRs)	$11,894	$7,306	$4,588	$15,384	$10,270	$5,114
Mortgage servicing rights (MSRs)(1)	558	—	558	1,564	—	1,564
Total intangible assets	$12,452	$7,306	$5,146	$16,948	$10,270	$6,678

(1)
In January 2017, Citi signed agreements to effectively exit its U.S. mortgage servicing operations by the end of 2018 and intensify its focus on loan originations.  For additional information on these transactions, see Note 2 to the Consolidated Financial Statements.

Intangible assets amortization expense was $603 million, $595 million and $625 million for 2017, 2016 and 2015, respectively. Intangible assets amortization expense is estimated to be $503 million in 2018, $479 million in 2019, $332 million in 2020, $314 million in 2021 and $866 million in 2022.

The changes in intangible assets were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2016	Acquisitions/ divestitures	Amortization	Impairments	FX translation and other	December 31, 2017
Purchased credit card relationships	$1,666	$20	$(149)	$—	$2	$1,539
Credit card contract-related intangibles(1)	2,972	9	(393)	—	1	2,589
Core deposit intangibles	30	—	(20)	—	1	11
Other customer relationships	202	—	(24)	—	9	187
Present value of future profits	4	—	—	—	—	4
Indefinite-lived intangible assets	210	—	—	—	34	244
Other	30	(14)	(17)	—	15	14
Intangible assets (excluding MSRs)	$5,114	$15	$(603)	$—	$62	$4,588
Mortgage servicing rights (MSRs)(2)	1,564					558
Total intangible assets	$6,678					$5,146

(1)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco, Sears and AT&T credit card program agreements, which represent 97% of the aggregate net carrying amount as of December 31, 2017.

(2)	For additional information on Citi’s MSRs, including the rollforward from 2016 to 2017, see Note 21 to the Consolidated Financial Statements.

17.   DEBT
Short-Term Borrowings

	December 31,
	2017		2016
In millions of dollars	Balance	Weighted average coupon	Balance	Weighted average coupon
Commercial paper	$9,940	1.28%	$9,989	0.79%
Other borrowings(1)	34,512	1.62	20,712	1.39
Total	$44,452		$30,701

(1)
Includes borrowings from the Federal Home Loan Banks and other market participants. At December 31, 2017 and December 31, 2016, collateralized short-term advances from the Federal Home Loan Banks were $23.8 billion and $12.0 billion, respectively.

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

Long-Term Debt

			Balances at December 31,
In millions of dollars	Weighted average coupon	Maturities	2017	2016
Citigroup Inc.(1)
Senior debt	4.15%	2018-2098	$123,488	$118,881
Subordinated debt(2)	4.48	2018-2046	26,963	26,758
Trust preferred securities	6.90	2036-2067	1,712	1,694
Bank(3)
Senior debt	2.06	2018-2049	65,856	49,454
Broker-dealer(4)
Senior debt	3.44	2018-2057	18,666	9,387
Subordinated debt(2)	5.37	2021-2037	24	4
Total	3.57%		$236,709	$206,178
Senior debt			$208,010	$177,722
Subordinated debt(2)			26,987	26,762
Trust preferred securities			1,712	1,694
Total			$236,709	$206,178

(1)	Represents the parent holding company.

(2)	Includes notes that are subordinated within certain countries, regions or subsidiaries.

(3)
Represents Citibank entities as well as other bank entities. At December 31, 2017 and December 31, 2016, collateralized long-term advances from the Federal Home Loan Banks were $19.3 billion and $21.6 billion, respectively.

(4)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

The Company issues both fixed- and variable-rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed-rate debt to variable-rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2017, the Company’s overall weighted average interest rate for long-term debt was 3.57% on a contractual basis and 2.70% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2018	2019	2020	2021	2022	Thereafter	Total
Citigroup Inc.	$20,050	$16,656	$9,565	$15,499	$9,627	$80,766	$152,163
Bank	29,270	17,245	10,302	4,077	1,471	3,491	65,856
Broker-dealer	4,158	2,388	3,321	1,443	1,266	6,114	18,690
Total	$53,478	$36,289	$23,188	$21,019	$12,364	$90,371	$236,709

The following table summarizes the Company’s outstanding trust preferred securities at December 31, 2017:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	135	3 mo LIBOR + 88.75 bps	50	135	June 28, 2067	June 28, 2017
Total obligated			$2,575			$2,581

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

18. REGULATORY CAPITAL

Citigroup is subject to risk-based capital and leverage standards issued by the Federal Reserve Board, which constitute the U.S. Basel III rules. Citi’s U.S.-insured depository institution subsidiaries, including Citibank, are subject to similar standards issued by their respective primary federal bank regulatory agencies. These standards are used to evaluate capital adequacy and include the required minimums shown in the following table. The regulatory agencies are required by law to take specific, prompt corrective actions with respect to institutions that do not meet minimum capital standards.
 The following table sets forth for Citigroup and Citibank the regulatory capital tiers, total risk-weighted assets, quarterly adjusted average total assets, Total Leverage Exposure, risk-based capital ratios and leverage ratios in accordance with current regulatory standards (reflecting Basel III Transition Arrangements):

In millions of dollars, except ratios	Stated minimum	Citigroup		Citibank
		Well- capitalized minimum	December 31, 2017	Well- capitalized minimum	December 31, 2017
Common Equity Tier 1 Capital			$147,891		$124,733
Tier 1 Capital			164,841		126,303
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)			190,331		139,351
Total risk-weighted assets(2)			1,138,167		1,014,242
Quarterly adjusted average total assets(3)			1,869,206		1,401,615
Total Leverage Exposure(4)			2,433,371		1,901,069
Common Equity Tier 1 Capital ratio(5)	4.5%	N/A	12.99%	6.5%	12.30%
Tier 1 Capital ratio(5)	6.0	6.0%	14.48	8.0	12.45
Total Capital ratio(5)	8.0	10.0	16.77	10.0	14.60
Tier 1 Leverage ratio	4.0	N/A	8.82	5.0	9.01
Supplementary Leverage ratio(6)	N/A	N/A	6.77	N/A	6.64

(1)
Reflected in the table above is Citigroup’s and Citibank’s Total Capital as derived under the Basel III Advanced Approaches framework. At December 31, 2017, Citigroup’s and Citibank’s Total Capital as derived under the Basel III Standardized Approach was $202 billion and $150 billion, respectively.

(2)
Reflected in the table above are Citigroup’s and Citibank’s total risk-weighted assets as derived under the Basel III Standardized Approach. At December 31, 2017, Citigroup’s and Citibank’s total risk-weighted assets as derived under the Basel III Advanced Approaches were $1,135 billion and $955 billion, respectively.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

(5)
As of December 31, 2017, Citigroup’s and Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(6)
Commencing on January 1, 2018, Citigroup and Citibank will be required to maintain a stated minimum Supplementary Leverage ratio of 3%, and Citibank will be required to maintain a Supplementary Leverage ratio of 6% to be considered “well capitalized.”

N/A  Not applicable

As indicated in the table above, Citigroup and Citibank were “well capitalized” under the current federal bank regulatory agency definitions as of December 31, 2017.

Banking Subsidiaries—Constraints on Dividends
There are various legal limitations on the ability of Citigroup’s subsidiary depository institutions to extend credit, pay dividends, or otherwise supply funds to Citigroup and its non-bank subsidiaries. The approval of the Office of the Comptroller of the Currency is required if total dividends declared in any calendar year were to exceed amounts specified by the applicable agency’s regulations.
In determining the dividends, each subsidiary depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal bank regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $7.5 billion and $13.8 billion in dividends from Citibank during 2017 and 2016, respectively.

19.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss):

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2014	$57	$—	$(909)	$(5,159)	$(17,205)	$(23,216)
Other comprehensive income before reclassifications	(695)	—	83	(143)	(5,465)	(6,220)
Increase (decrease) due to amounts reclassified from AOCI	(269)	—	209	186	(34)	92
Change, net of taxes	$(964)	$—	$292	$43	$(5,499)	$(6,128)
Balance, December 31, 2015	$(907)	$—	$(617)	$(5,116)	$(22,704)	$(29,344)
Adjustment to opening balance, net of taxes(1)	$—	$(15)	$—	$—	$—	$(15)
Adjusted balance, beginning of period	$(907)	$(15)	$(617)	$(5,116)	$(22,704)	$(29,359)
Other comprehensive income before reclassifications	$530	$(335)	$(88)	$(208)	$(2,802)	$(2,903)
Increase (decrease) due to amounts reclassified from AOCI	(422)	(2)	145	160	—	(119)
Change, net of taxes	$108	$(337)	$57	$(48)	$(2,802)	$(3,022)
Balance, December 31, 2016	$(799)	$(352)	$(560)	$(5,164)	$(25,506)	$(32,381)
Adjustment to opening balance, net of taxes (5)	$504	$—	$—	$—	$—	$504
Adjusted balance, beginning of period	$(295)	$(352)	$(560)	$(5,164)	$(25,506)	$(31,877)
Impact of Tax Reform(6)	(223)	(139)	(113)	(1,020)	(1,809)	(3,304)
Other comprehensive income before reclassifications	(186)	(426)	(111)	(158)	1,607	726
Increase (decrease) due to amounts reclassified from AOCI	(454)	(4)	86	159	—	(213)
Change, net of taxes	$(863)	$(569)	$(138)	$(1,019)	$(202)	$(2,791)
Balance at December 31, 2017	$(1,158)	$(921)	$(698)	$(6,183)	$(25,708)	$(34,668)

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

(3)
Primarily reflects adjustments based on the quarterly actuarial valuations of Citi’s significant pension and postretirement plans, annual actuarial valuations of all other plans and amortization of amounts previously recognized in Other comprehensive income.

(4)
Primarily reflects the movements in (by order of impact) the Euro, Mexican peso, Polish zloty and Korean won against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2017. Primarily reflects the movements in (by order of impact) the Mexican peso, Euro, British pound and Indian rupee against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2016. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Korean won and Euro against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2015.

(5)
In the second quarter of 2017, Citi early adopted ASU No. 2017-08. Upon adoption, a cumulative effect adjustment was recorded to reduce retained earnings, effective January 1, 2017, for the incremental amortization of cumulative fair value hedge adjustments on callable state and municipal debt securities. See Note 1 to the Consolidated Financial Statements.

(6)	In the fourth quarter of 2017, Citi adopted ASU 2018-02, which transferred these amounts from AOCI to Retained earnings. See Note 1 to the Consolidated Financial Statements.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) are as follows:

In millions of dollars	Pretax	Tax Effect	Adoption of ASU 2018-02 (1)	After-tax
Balance, December 31, 2014	$(31,060)	$7,844	$—	$(23,216)
Change in net unrealized gains (losses) on investment securities	(1,462)	498	—	(964)
Cash flow hedges	468	(176)	—	292
Benefit plans	19	24	—	43
Foreign currency translation adjustment	(6,405)	906	—	(5,499)
Change	$(7,380)	$1,252	$—	$(6,128)
Balance, December 31, 2015	$(38,440)	$9,096	$—	$(29,344)
Adjustment to opening balance(2)	(26)	11	—	(15)
Adjusted balance, beginning of period	$(38,466)	$9,107	$—	$(29,359)
Change in net unrealized gains (losses) on investment securities	167	(59)	—	108
Debt valuation adjustment (DVA)	(538)	201	—	(337)
Cash flow hedges	84	(27)	—	57
Benefit plans	(78)	30	—	(48)
Foreign currency translation adjustment	(3,204)	402	—	(2,802)
Change	$(3,569)	$547	$—	$(3,022)
Balance, December 31, 2016	$(42,035)	$9,654	$—	$(32,381)
Adjustment to opening balance(3)	803	(299)	—	504
Adjusted balance, beginning of period	$(41,232)	$9,355	$—	$(31,877)
Change in net unrealized gains (losses) on investment securities	(1,088)	448	(223)	(863)
Debt valuation adjustment (DVA)	(680)	250	(139)	(569)
Cash flow hedges	(37)	12	(113)	(138)
Benefit plans	14	(13)	(1,020)	(1,019)
Foreign currency translation adjustment	1,795	(188)	(1,809)	(202)
Change	$4	$509	$(3,304)	$(2,791)
Balance, December 31, 2017	$(41,228)	$9,864	$(3,304)	$(34,668)

(1)	In the fourth quarter of 2017, Citi adopted ASU 2018-02, which transferred these amounts from AOCI to Retained earnings. See Note 1 to the Consolidated Financial Statements.
(2) Represents the $(15) million adjustment related to the initial adoption of ASU 2016-01. See Note 1 to the Consolidated Financial Statements.

(3)
In the second quarter of 2017, Citi early adopted ASU 2017-08. Upon adoption, a cumulative effect adjustment was recorded to reduce retained earnings, effective January 1, 2017, for the incremental amortization of cumulative fair value hedge adjustments on callable state and municipal debt securities. See Note 1 to the Consolidated Financial Statements.

The Company recognized pretax gain (loss) related to amounts in AOCI reclassified in the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Year ended December 31,
In millions of dollars	2017	2016	2015
Realized (gains) losses on sales of investments	$(778)	$(948)	$(682)
OTTI gross impairment losses	63	288	265
Subtotal, pretax	$(715)	$(660)	$(417)
Tax effect	261	238	148
Net realized (gains) losses on investment securities, after-tax(1)	$(454)	$(422)	$(269)
Realized DVA (gains) losses on fair value option liabilities	$(7)	$(3)	$—
Subtotal, pretax	$(7)	$(3)	$—
Tax effect	3	1	—
Net realized debt valuation adjustment, after-tax	$(4)	$(2)	$—
Interest rate contracts	$126	$140	$186
Foreign exchange contracts	10	93	146
Subtotal, pretax	$136	$233	$332
Tax effect	(50)	(88)	(123)
Amortization of cash flow hedges, after-tax(2)	$86	$145	$209
Amortization of unrecognized
Prior service cost (benefit)	$(42)	$(40)	$(40)
Net actuarial loss	271	272	276
Curtailment/settlement impact(3)	17	18	57
Subtotal, pretax	$246	$250	$293
Tax effect	(87)	(90)	(107)
Amortization of benefit plans, after-tax(3)	$159	$160	$186
Foreign currency translation adjustment	$—	$—	$(53)
Tax effect	—	—	19
Foreign currency translation adjustment	$—	$—	$(34)
Total amounts reclassified out of AOCI, pretax	$(340)	$(180)	$155
Total tax effect	127	61	(63)
Total amounts reclassified out of AOCI, after-tax	$(213)	$(119)	$92

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 22 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

20.   PREFERRED STOCK
The following table summarizes the Company’s preferred stock outstanding:

				Redemption price per depositary share/preference share		Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate		Number of depositary shares	December 31, 2017	December 31, 2016
Series AA(1)	January 25, 2008	February 15, 2018	8.125%	$25	3,870,330	$97	$97
Series E(2)	April 28, 2008	April 30, 2018	8.400	1,000	121,254	121	121
Series A(3)	October 29, 2012	January 30, 2023	5.950	1,000	1,500,000	1,500	1,500
Series B(4)	December 13, 2012	February 15, 2023	5.900	1,000	750,000	750	750
Series C(5)	March 26, 2013	April 22, 2018	5.800	25	23,000,000	575	575
Series D(6)	April 30, 2013	May 15, 2023	5.350	1,000	1,250,000	1,250	1,250
Series J(7)	September 19, 2013	September 30, 2023	7.125	25	38,000,000	950	950
Series K(8)	October 31, 2013	November 15, 2023	6.875	25	59,800,000	1,495	1,495
Series L(9)	February 12, 2014	February 12, 2019	6.875	25	19,200,000	480	480
Series M(10)	April 30, 2014	May 15, 2024	6.300	1,000	1,750,000	1,750	1,750
Series N(11)	October 29, 2014	November 15, 2019	5.800	1,000	1,500,000	1,500	1,500
Series O(12)	March 20, 2015	March 27, 2020	5.875	1,000	1,500,000	1,500	1,500
Series P(13)	April 24, 2015	May 15, 2025	5.950	1,000	2,000,000	2,000	2,000
Series Q(14)	August 12, 2015	August 15, 2020	5.950	1,000	1,250,000	1,250	1,250
Series R(15)	November 13, 2015	November 15, 2020	6.125	1,000	1,500,000	1,500	1,500
Series S(16)	February 2, 2016	February 12, 2021	6.300	25	41,400,000	1,035	1,035
Series T(17)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
						$19,253	$19,253

(1)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15, in each case when, as and if declared by the Citi Board of Directors.

(2)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on April 30 and October 30 at a fixed rate until April 30, 2018, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(3)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on January 30 and July 30 at a fixed rate until January 30, 2023, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(4)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on February 15 and August 15 at a fixed rate until February 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(5)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on January 22, April 22, July 22 and October 22 when, as and if declared by the Citi Board of Directors.

(6)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until May 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

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

(10)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until May 15, 2024, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(11)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, November 15, 2019, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(12)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on March 27 and September 27 at a fixed rate until, but excluding, March 27, 2020, and thereafter payable quarterly on March 27, June 27, September 27 and December 27 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(13)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, May 15, 2025, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(14)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on February 15 and August 15 at a fixed rate until, but excluding, August 15, 2020, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(15)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, November 15, 2020, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(16)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 12, May 12, August 12 and November 12 at a fixed rate, in each case when, as and if declared by the Citi Board of Directors.

(17)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on February 15 and August 15 at a fixed rate until August 15, 2026, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

During 2017, Citi distributed $1,213 million in dividends on its outstanding preferred stock. Based on its preferred stock outstanding as of December 31, 2017 and the planned redemption of Series AA on February 15, 2018, Citi estimates it will distribute preferred dividends of approximately $1,179 million during 2018, assuming such dividends are declared by the Citi Board of Directors.

21. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of Special Purpose Entities
A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs by Citi are to obtain liquidity and favorable capital treatment by securitizing certain financial assets, to assist clients in securitizing their financial assets and to create investment products for clients. SPEs may be organized in various legal forms, including trusts, partnerships or corporations. In a securitization, through the SPE’s issuance of debt and equity instruments, certificates, commercial paper or other notes of indebtedness, the company transferring assets to the SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business. These issuances are recorded on the balance sheet of the SPE, which may or may not be consolidated onto the balance sheet of the company that organized the SPE.
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

Variable Interest Entities
VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights or similar rights and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties providing other forms of support, such as guarantees, certain fee arrangements or certain types of derivative contracts, are variable interest holders in the entity.

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
In various other transactions, the Company may (i) act as a derivative counterparty (for example, interest rate swap, cross-currency swap or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE), (ii) act as underwriter or placement agent, (iii) provide administrative, trustee or other services or (iv) make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, not to be variable interests and thus not an indicator of power or potentially significant benefits or losses.

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of December 31, 2017
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$50,795	$50,795	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored(5)	116,610	—	116,610	2,647	—	—	74	2,721
Non-agency-sponsored	22,251	2,035	20,216	330	—	—	1	331
Citi-administered asset-backed commercial paper conduits (ABCP)	19,282	19,282	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	20,588	—	20,588	5,956	—	—	9	5,965
Asset-based financing	60,472	633	59,839	19,478	583	5,878	—	25,939
Municipal securities tender option bond trusts (TOBs)	6,925	2,166	4,759	138	—	3,035	—	3,173
Municipal investments	19,119	7	19,112	2,709	3,640	2,344	—	8,693
Client intermediation	958	824	134	32	—	—	9	41
Investment funds	1,892	616	1,276	14	7	13	—	34
Other	677	36	641	27	9	34	47	117
Total	$319,569	$76,394	$243,175	$31,331	$4,239	$11,304	$140	$47,014

	As of December 31, 2016
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$50,171	$50,171	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	214,458	—	214,458	3,852	—	—	78	3,930
Non-agency-sponsored	15,965	1,092	14,873	312	35	—	1	348
Citi-administered asset-backed commercial paper conduits (ABCP)	19,693	19,693	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,886	—	18,886	5,128	—	—	62	5,190
Asset-based financing	53,168	733	52,435	16,553	475	4,915	—	21,943
Municipal securities tender option bond trusts (TOBs)	7,070	2,843	4,227	40	—	2,842	—	2,882
Municipal investments	17,679	14	17,665	2,441	3,578	2,580	—	8,599
Client intermediation	515	371	144	49	—	—	3	52
Investment funds	2,788	767	2,021	32	120	27	3	182
Other	1,429	607	822	116	11	58	43	228
Total	$401,822	$76,291	$325,531	$28,523	$4,219	$10,422	$190	$43,354

(1)	The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s December 31, 2017 and 2016 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

(4)
Citigroup mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(5)	See Note 2 to the Consolidated Financial Statements for more information on the exit of the U.S. mortgage servicing operations and sale of MSRs.

The previous tables do not include the following:

•
certain venture capital investments made by some of the Company’s private equity subsidiaries, as the Company accounts for these investments in accordance with the Investment Company Audit Guide (codified in ASC Topic 946);

•
certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;

•	certain VIEs structured by third parties in which the Company holds securities in inventory, as these investments are made on arm’s-length terms;

•
certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, in which the Company has no other involvement with the related securitization entity deemed to be significant (for more information on these positions, see Notes 13 and 24 to the Consolidated Financial Statements);

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage-backed and asset-backed securitizations, in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $9 billion and $10 billion at December 31, 2017 and 2016, respectively;

•	certain representations and warranties exposures in Citigroup residential mortgage securitizations, in which the original mortgage loan balances are no longer outstanding; and

•	VIEs such as trust preferred securities trusts used in connection with the Company’s funding activities. The Company does not have a variable interest in these trusts.

The asset balances for consolidated VIEs represent the carrying amounts of the assets consolidated by the Company. The carrying amount may represent the amortized cost or the current fair value of the assets depending on the legal form of the asset (e.g., loan or security) and the Company’s standard accounting policies for the asset type and line of business.
The asset balances for unconsolidated VIEs in which the Company has significant involvement represent the most current information available to the Company. In most cases, the asset balances represent an amortized cost basis without regard to impairments, unless fair value information is readily available to the Company.
The maximum funded exposure represents the balance sheet carrying amount of the Company’s investment in the VIE. It reflects the initial amount of cash invested in the VIE adjusted for any accrued interest and cash principal payments received. The carrying amount may also be adjusted for increases or declines in fair value or any impairment in value recognized in earnings. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities provided by the Company or the notional amount of a derivative instrument considered to be a variable interest. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE (e.g., interest rate swaps, cross-currency swaps or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	December 31, 2017		December 31, 2016
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$5,878	$5	$4,910
Municipal securities tender option bond trusts (TOBs)	3,035	—	2,842	—
Municipal investments	—	2,344	—	2,580
Investment funds	—	13	—	27
Other	—	34	—	58
Total funding commitments	$3,035	$8,269	$2,847	$7,575
Consolidated VIEs
The Company engages in on-balance sheet securitizations, which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Citi’s Consolidated Balance Sheet, and any proceeds received are recognized as secured liabilities. The consolidated VIEs represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the respective VIEs and do not have such recourse to the Company, except where Citi has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. Thus, Citigroup’s maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany assets and liabilities are excluded from Citi’s Consolidated Balance Sheet. All VIE assets are restricted from being sold or pledged as collateral. The cash flows from these assets are the only source used to pay down the associated liabilities, which are non-recourse to Citi’s general assets. See the Consolidated Balance Sheet for more information about these Consolidated VIE assets and liabilities.

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	December 31, 2017	December 31, 2016
Cash	$—	$0.1
Trading account assets	8.5	8.0
Investments	4.4	4.4
Total loans, net of allowance	22.2	18.8
Other	0.5	1.5
Total assets	$35.6	$32.8

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
Substantially all of Citigroup’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities because, as servicer,

Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts. Citigroup holds a seller’s interest and certain securities issued by the trusts, which could result in exposure to potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on Citi’s Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included on Citi’s Consolidated Balance Sheet.
Citi utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	December 31, 2017	December 31, 2016
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$28.8	$22.7
Retained by Citigroup as trust-issued securities	7.6	7.4
Retained by Citigroup via non-certificated interests	14.4	20.6
Total	$50.8	$50.7

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

In billions of dollars	2017	2016	2015
Proceeds from new securitizations	$11.1	$3.3	$—
Pay down of maturing notes	(5.0)	(10.3)	(7.4)

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

Funding, Liquidity Facilities and Subordinated Interests
As noted above, Citigroup securitizes credit card receivables through two securitization trusts—Master Trust and Omni Trust. The liabilities of the trusts are included on the Consolidated Balance Sheet, excluding those retained by Citigroup.

The Master Trust issues fixed- and floating-rate term notes. Some of the term notes may be issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 2.6 years as of December 31, 2017 and 2016.

Master Trust Liabilities (at Par Value)

In billions of dollars	Dec. 31, 2017	Dec. 31, 2016
Term notes issued to third parties	$27.8	$21.7
Term notes retained by Citigroup affiliates	5.7	5.5
Total Master Trust liabilities	$33.5	$27.2

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.9 years as of December 31, 2017 and 2016.

Omni Trust Liabilities (at Par Value)

In billions of dollars	Dec. 31, 2017	Dec. 31, 2016
Term notes issued to third parties	$1.0	$1.0
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$2.9	$2.9

Mortgage Securitizations
Citigroup provides a wide range of mortgage loan products to a diverse customer base. Once originated, the Company often securitizes these loans through the use of VIEs. These VIEs are funded through the issuance of trust certificates backed solely by the transferred assets. These certificates have the same life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces Citi’s credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, Citi’s U.S. consumer mortgage business generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts and also provides servicing for a limited number of ICG securitizations.
The Company securitizes mortgage loans generally through either a government-sponsored agency, such as Ginnie Mae, Fannie Mae or Freddie Mac (U.S. agency-sponsored mortgages), or private-label (non-agency-sponsored mortgages) securitization. Citi is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations because

Citigroup does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitizations. Substantially all of the consumer loans sold or securitized through non-consolidated trusts by Citigroup are U.S. prime residential mortgage loans. Retained interests in non-consolidated mortgage securitization trusts are classified as Trading account assets, except for MSRs, which are included in Mortgage servicing rights on Citigroup’s Consolidated Balance Sheet.
Citigroup does not consolidate certain non-agency-sponsored mortgage securitizations because Citi is either not the servicer with the power to direct the significant activities of the entity or Citi is the servicer, but the servicing relationship is deemed to be a fiduciary relationship; therefore, Citi is not deemed to be the primary beneficiary of the entity.
In certain instances, the Company has (i) the power to direct the activities and (ii) the obligation to either absorb losses or the right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitizations and, therefore, is the primary beneficiary and, thus, consolidates the VIE.

The following table summarizes selected cash flow information related to Citigroup mortgage securitizations:

	2017		2016		2015
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations(1)	$33.9	$7.9	$41.3	$11.8	$35.0	$12.1
Contractual servicing fees received	0.2	—	0.4	—	0.5	—
Cash flows received on retained interests and other net cash flows	—	—	0.1	—	0.1	—

(1) The proceeds from new securitizations in 2016 and 2015 include $0.5 billion and $0.7 billion, respectively, related to personal loan securitizations.

Agency and non-agency securitization gains for the year ended December 31, 2017 were $73 million and $77 million, respectively.

Agency and non-agency securitization gains for the year ended December 31, 2016 were $105 million and $107 million, respectively, and $149 million and $41 million, respectively, for the year ended December 31, 2015.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

December 31, 2017
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.8% to 19.9%	—	—
Weighted average discount rate	8.6%	—	—
Constant prepayment rate	3.8% to 31.6%	—	—
Weighted average constant prepayment rate	9.4%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	2.5 to 20.7 years	—	—

December 31, 2016
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 13.7%	—	—
Weighted average discount rate	9.9%	—	—
Constant prepayment rate	3.8% to 30.9%	—	—
Weighted average constant prepayment rate	11.1%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	0.5 to 17.5 years	—	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

The interests retained by Citi range from highly rated and/or senior in the capital structure to unrated and/or residual interests.
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

	December 31, 2017
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.8% to 84.2%	5.8% to 100.0%	2.8% to 35.1%
Weighted average discount rate	7.1%	5.8%	9.0%
Constant prepayment rate	6.9% to 27.8%	8.9% to 15.5%	8.6% to 13.1%
Weighted average constant prepayment rate	11.6%	8.9%	10.6%
Anticipated net credit losses(2)	NM	0.4% to 46.9%	35.1% to 52.1%
Weighted average anticipated net credit losses	NM	46.9%	44.9%
Weighted average life	0.1 to 27.8 years	4.8 to 5.3 years	0.2 to 18.6 years

	December 31, 2016
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.7% to 28.2%	0.0% to 8.1%	5.1% to 26.4%
Weighted average discount rate	9.0%	2.1%	13.1%
Constant prepayment rate	6.8% to 22.8%	4.2% to 14.7%	0.5% to 37.5%
Weighted average constant prepayment rate	10.2%	11.0%	10.8%
Anticipated net credit losses(2)	NM	0.5% to 85.6%	8.0% to 63.7%
Weighted average anticipated net credit losses	NM	31.4%	48.3%
Weighted average life	0.2 to 28.8 years	5.0 to 8.5 years	1.2 to 12.1 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	December 31, 2017
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(1)	$1,634	$214	$139
Discount rates
Adverse change of 10%	$(44)	$(2)	$(3)
Adverse change of 20%	(85)	(4)	(5)
Constant prepayment rate
Adverse change of 10%	(41)	(1)	(1)
Adverse change of 20%	(84)	(1)	(2)
Anticipated net credit losses
Adverse change of 10%	NM	(3)	—
Adverse change of 20%	NM	(7)	—

	December 31, 2016
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(1)	$2,258	$26	$161
Discount rates
Adverse change of 10%	$(71)	$(7)	$(8)
Adverse change of 20%	(138)	(14)	(16)
Constant prepayment rate
Adverse change of 10%	(80)	(2)	(4)
Adverse change of 20%	(160)	(3)	(8)
Anticipated net credit losses
Adverse change of 10%	NM	(7)	(1)
Adverse change of 20%	NM	(14)	(2)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Servicing Rights
In connection with the securitization of mortgage loans, Citi’s U.S. consumer mortgage business generally retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees.
These transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $558 million and $1.6 billion at December 31, 2017 and 2016, respectively. The MSRs correspond to principal loan balances of $66 billion and $168 billion as of December 31, 2017 and 2016, respectively. The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2017	2016
Balance, beginning of year	$1,564	$1,781
Originations	96	152
Changes in fair value of MSRs due to changes in inputs and assumptions	65	(36)
Other changes(1)	(110)	(313)
Sale of MSRs(2)	(1,057)	(20)
Balance, as of December 31	$558	$1,564

(1)	Represents changes due to customer payments and passage of time.

(2)
See Note 2 to the Consolidated Financial Statements for more information on the exit of the U.S. mortgage servicing operations and sale of MSRs. 2016 amount includes sales of credit-challenged MSRs for which Citi paid the new servicer.

The fair value of the MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, higher interest rates tend to lead to declining prepayments, which causes the fair value of the MSRs to increase. In managing this risk, Citigroup economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities all classified as Trading account assets. The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

In millions of dollars	2017	2016	2015
Servicing fees	$276	$484	$552
Late fees	10	14	16
Ancillary fees	13	17	31
Total MSR fees	$299	$515	$599

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.
Citi signed agreements during the first quarter of 2017 to effectively exit its direct U.S. mortgage servicing operations by the end of 2018 to intensify focus on originations. The exit of the mortgage servicing operations included the sale of mortgage servicing rights and execution of a subservicing agreement for the remaining Citi-owned loans and certain other mortgage servicing rights. As part of this transaction, Citi is also transferring certain employees. See Note 2 to the Consolidated Financial Statements for more information on the exit of the U.S. mortgage servicing operations and sale of MSRs.

Re-securitizations
Citigroup engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private-label) securities to re-securitization entities during the years ended December 31, 2017 and 2016. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of December 31, 2017, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $79 million (all related to re-securitization transactions executed prior to 2016), which has been recorded in Trading account assets. Of this amount, substantially all was related to subordinated beneficial interests. As of December 31, 2016, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $126 million (all related to re-securitization transactions executed prior to 2016). Of this amount, substantially all was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of December 31, 2017 and 2016 was approximately $887 million and $1.3 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the years ended December 31, 2017 and 2016, Citi transferred agency securities with a fair value of approximately $26.6 billion and $26.5 billion, respectively, to re-securitization entities.
As of December 31, 2017, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.1 billion (including $854 million related to re-securitization transactions executed in 2017) compared to $2.3 billion as of December 31, 2016 (including $741 million related to re-securitization transactions executed in 2016), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2017 and 2016 was approximately $68.3 billion and $71.8 billion, respectively.
As of December 31, 2017 and 2016, the Company did not consolidate any private-label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.
Citi’s multi-seller commercial paper conduits are designed to provide the Company’s clients access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to clients and are funded by issuing commercial paper to third-party investors. The conduits generally do not purchase assets originated by Citi. The funding of the conduits is facilitated by the liquidity support and credit enhancements provided by the Company.
As administrator to Citi’s conduits, the Company is generally responsible for selecting and structuring assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits’ assets and facilitating the operations and cash flows of the conduits. In return, the Company earns structuring fees from customers for individual transactions and earns an administration fee from the conduit, which is equal to the income from the client program and liquidity fees of the conduit after payment of conduit expenses. This administration fee is fairly stable, since most risks and rewards of the underlying assets are passed back to the clients. Once the asset pricing is negotiated, most ongoing income, costs and fees are relatively stable as a percentage of the conduit’s size.
The conduits administered by Citi do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. At December 31, 2017 and 2016, the conduits had approximately $19.3 billion and $19.7 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $14.5 billion and $12.8 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At December 31, 2017 and 2016, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 51 and 55 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.7 billion and $1.8 billion as of December 31, 2017 and 2016, respectively. The net result across multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
Citigroup also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduits is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has generally agreed to purchase non-defaulted eligible receivables from the conduit at par. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets. Any funding under the APA will likely subject the underlying conduit clients to increased interest costs. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The Company receives fees for providing both types of liquidity agreements and considers these fees to be on fair market terms.
Finally, Citi is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, Citi purchases commercial paper, including commercial paper issued by Citigroup's conduits. At December 31, 2017 and 2016, the Company owned $9.3 billion and $9.7 billion, respectively, of the commercial paper issued by its administered conduits. The Company's purchases were not driven by market illiquidity and, other than the amounts required to be held pursuant to credit risk retention rules, the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
The asset-backed commercial paper conduits are consolidated by Citi. The Company has determined that, through its roles as administrator and liquidity provider, it has the power to direct the activities that most significantly impact the entities’ economic performance. These powers include its ability to structure and approve the assets purchased by the conduits, its ongoing surveillance and credit mitigation activities, its ability to sell or repurchase assets out of the conduits and its liability management. In addition, as a result of all the Company’s involvement described above, it was concluded that Citi has an economic interest that could potentially be significant. However, the assets and liabilities of the conduits are separate and apart from those of Citigroup. No assets of any conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.

Collateralized Loan Obligations
A collateralized loan obligation (CLO) is a VIE that purchases a portfolio of assets consisting primarily of non-investment grade corporate loans. CLOs issue multiple tranches of debt and equity to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. A third-party asset manager is contracted by the CLO to purchase the underlying assets from the open market and monitor the credit risk associated with those assets. Over the term of a CLO, the asset manager directs purchases and sales of assets in a manner consistent with the CLO’s asset management agreement and indenture. In general, the CLO asset manager will have the power to direct the activities of the entity that most significantly impact the economic performance of the CLO. Investors in a CLO, through their ownership of debt and/or equity in it, can also direct certain activities of the CLO, including removing its asset manager under limited circumstances, optionally redeeming the notes, voting on amendments to the CLO’s operating documents and other activities. A CLO has a finite life, typically 12 years.
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
The Company does not generally have the power to direct the activities that most significantly impact the economic performance of the CLOs, as this power is generally held by a third-party asset manager of the CLO. As such, those CLOs are not consolidated.

The following table summarizes selected cash flow information related to Citigroup CLOs:

In billions of dollars	2017	2016	2015
Proceeds from new securitizations	$3.5	$5.0	$5.9
Cash flows received on retained interests and other net cash flows	0.1	—	—

The key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20%, are set forth in the tables below:

	Dec. 31, 2017	Dec. 31, 2016
Discount rate	1.1% to 1.6%	1.3% to 1.7%

In millions of dollars	Dec. 31, 2017	Dec. 31, 2016
Carrying value of retained interests	$3,607	$4,261
Discount rates
Adverse change of 10%	$(24)	$(30)
Adverse change of 20%	(47)	(62)

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
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	December 31, 2017
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$15,370	$5,445
Corporate loans	4,725	3,587
Hedge funds and equities	542	58
Airplanes, ships and other assets	39,202	16,849
Total	$59,839	$25,939

	December 31, 2016
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$8,784	$2,368
Corporate loans	4,051	2,684
Hedge funds and equities	370	54
Airplanes, ships and other assets	39,230	16,837
Total	$52,435	$21,943

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
From the Citigroup’s perspective, there are two types of TOB trusts: customer and non-customer. Customer TOB trusts are those trusts utilized by customers of the Company to finance their municipal securities investments. The Residuals issued by these trusts are purchased by the customer being financed. Non-customer TOB trusts are used by the Company to finance its own municipal securities investments; the Residuals issued by non-customer TOB trusts are purchased by the Company.
With respect to both customer and non-customer TOB trusts, Citi may provide remarketing agent services. If Floaters are optionally tendered and the Company, in its role as remarketing agent, is unable to find a new investor to purchase the optionally tendered Floaters within a specified period of time, Citigroup may, but is not obligated to, purchase the tendered Floaters into its own inventory. The level of the Company’s inventory of such Floaters fluctuates.
For certain customer TOB trusts, Citi may also serve as a voluntary advance provider. In this capacity, the Company may, but is not obligated to, make loan advances to customer TOB trusts to purchase optionally tendered Floaters that have not otherwise been successfully remarketed to new investors. Such loans are secured by pledged Floaters. As of December 31, 2017, Citi had no outstanding voluntary advances to customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At December 31, 2017 and 2016, approximately $62 million and $82 million, respectively, of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
Citigroup also provides liquidity services to many customer and non-customer trusts. If a trust is unwound early due to an event other than a credit event on the underlying municipal bonds, the underlying municipal bonds are sold out of the trust and bond sale proceeds are used to redeem the outstanding trust certificates. If this results in a shortfall between the bond sale proceeds and the redemption price of the tendered Floaters, the Company, pursuant to the liquidity agreement, would be obligated to make a payment to the trust to satisfy that shortfall. For certain customer TOB trusts, Citigroup has also executed a reimbursement agreement with the holder of the Residual, pursuant to which the Residual holder is obligated to reimburse the Company for any payment the Company makes under the liquidity arrangement. These reimbursement agreements may be subject to daily margining based on changes in the market value of the underlying municipal bonds. In cases where a third party provides liquidity to a non-customer TOB trust, a similar reimbursement arrangement may be executed, whereby the Company (or a consolidated subsidiary of the Company), as Residual holder, would absorb any losses incurred by the liquidity provider.
For certain other non-customer TOB trusts, Citi serves as tender option provider. The tender option provider arrangement allows Floater holders to put their interests directly to the Company at any time, subject to the requisite notice period requirements, at a price of par.
At December 31, 2017 and 2016, liquidity agreements provided with respect to customer TOB trusts totaled $3.2 billion and $2.9 billion, respectively, of which $2.0 billion and $2.1 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
Citi considers both customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company, as the power to direct the activities that most significantly impact the trust’s economic performance rests with the customer Residual holder, which may unilaterally cause the sale of the trust’s bonds.
Non-customer TOB trusts generally are consolidated because the Company holds the Residual interest and thus has the unilateral power to cause the sale of the trust’s bonds.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.1 billion and $7.4 billion as of December 31, 2017 and 2016, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Municipal Investments
Municipal investment transactions include debt and equity interests in partnerships that finance the construction and rehabilitation of low-income housing, facilitate lending in new or underserved markets or finance the construction or operation of renewable municipal energy facilities. Citi generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits and grants earned from the investments made by the partnership. The Company may also provide construction loans or permanent loans for the development or operation of real estate properties held by partnerships. These entities are generally considered VIEs. The power to direct the activities of these entities is typically held by the general partner. Accordingly, these entities are not consolidated by Citigroup.

Client Intermediation
Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the VIE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument, such as a total-return swap or a credit-default swap. In turn, the VIE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The VIE invests the proceeds in a financial asset or a guaranteed insurance contract that serves as collateral for the derivative contract over the term of the transaction. The Company’s involvement in these transactions includes being the counterparty to the VIE’s derivative instruments and investing in a portion of the notes issued by the VIE. In certain transactions, the investor’s maximum risk of loss is limited and the Company absorbs risk of loss above a specified level. Citi does not have the power to direct the activities of the VIEs that most significantly impact their economic performance and thus it does not consolidate them.
Citi’s maximum risk of loss in these transactions is defined as the amount invested in notes issued by the VIE and the notional amount of any risk of loss absorbed by Citi through a separate instrument issued by the VIE. The derivative instrument held by the Company may generate a receivable from the VIE (for example, where the Company purchases credit protection from the VIE in connection with the VIE’s issuance of a credit-linked note), which is collateralized by the assets owned by the VIE. These derivative instruments are not considered variable interests and any associated receivables are not included in the calculation of maximum exposure to the VIE.
The proceeds from new securitizations related to Citi’s client intermediation transactions for the years ended December 31, 2017 and 2016 totaled approximately $1.1 billion and $2.3 billion, respectively.

Investment Funds
The Company is the investment manager for certain investment funds and retirement funds that invest in various asset classes including private equity, hedge funds, real estate, fixed income and infrastructure. Citigroup earns a management fee, which is a percentage of capital under management, and may earn performance fees. In addition, for some of these funds the Company has an ownership interest in the investment funds. Citi has also established a number of investment funds as opportunities for qualified employees to invest in private equity investments. The Company acts as investment manager for these funds and may provide employees with financing on both recourse and non-recourse bases for a portion of the employees’ investment commitments.

22.   DERIVATIVES ACTIVITIES
In the ordinary course of business, Citigroup enters into various types of derivative transactions, which include:

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

•
Hedging: Citigroup uses derivatives in connection with its own risk management activities to hedge certain risks or reposition the risk profile of the Company. Hedging may be accomplished by applying hedge accounting in accordance with ASC 815, Derivatives and Hedging, or by an economic hedge. For example, Citigroup issues fixed-rate long-term debt and then enters into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to synthetically convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes net interest cost in certain yield curve environments. Derivatives are also used to manage market risks inherent in specific groups of on-balance sheet assets and liabilities, including AFS securities, commodities and borrowings, as well as other interest-sensitive assets and liabilities. In addition, foreign exchange contracts are used to hedge non-U.S.-dollar-

denominated debt, foreign currency-denominated AFS securities and net investment exposures.

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
Derivative transactions are customarily documented under industry standard master netting agreements, which provide that following an event of default, the non-defaulting party may promptly terminate all transactions between the parties and determine the net amount due to be paid to, or by, the defaulting party. Events of default include (i) failure to make a payment on a derivatives transaction that remains uncured following applicable notice and grace periods, (ii) breach of agreement that remains uncured after applicable notice and grace periods, (iii) breach of a representation, (iv) cross default, either to third-party debt or to other derivative transactions entered into between the parties, or, in some cases, their affiliates, (v) the occurrence of a merger or consolidation which results in a party’s becoming a materially weaker credit and (vi) the cessation or repudiation of any applicable guarantee or other credit support document. Obligations under master netting agreements are often secured by collateral posted under an industry standard credit support annex to the master netting agreement. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery that remains uncured following applicable notice and grace periods.
The netting and collateral rights incorporated in the master netting agreements are considered to be legally enforceable if a supportive legal opinion has been obtained from counsel of recognized standing that provides (i) the requisite level of certainty regarding enforceability, and (ii) that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed or avoided under applicable law upon an event of default, including bankruptcy, insolvency or similar proceeding.
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
Cash collateral and security collateral in the form of G10 government debt securities are often posted by a party to a master netting agreement to secure the net open exposure of the other party; the receiving party is free to commingle/rehypothecate such collateral in the ordinary course of its business. Nonstandard collateral such as corporate bonds, municipal bonds, U.S. agency securities and/or MBS may also be pledged as collateral for derivative transactions. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and/or securities, may from time to time be segregated in an account at a third-party custodian pursuant to a tri-party account control agreement.

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

Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest rate contracts
Swaps	$189,779	$151,331	$18,718,224	$19,145,250	$35,995	$47,324
Futures and forwards	—	97	6,447,886	6,864,276	12,653	30,834
Written options	—	—	3,513,759	2,921,070	2,372	4,759
Purchased options	—	—	3,230,915	2,768,528	3,110	7,320
Total interest rate contract notionals	$189,779	$151,428	$31,910,784	$31,699,124	$54,130	$90,237
Foreign exchange contracts
Swaps	$37,162	$19,042	$5,538,231	$5,492,145	$38,126	$22,676
Futures, forwards and spot	33,103	56,964	3,080,361	3,251,132	17,339	3,419
Written options	3,951	—	1,127,728	1,194,325	—	—
Purchased options	6,427	—	1,148,686	1,215,961	—	—
Total foreign exchange contract notionals	$80,643	$76,006	$10,895,006	$11,153,563	$55,465	$26,095
Equity contracts
Swaps	$—	$—	$215,834	$192,366	$—	$—
Futures and forwards	—	—	72,616	37,557	—	—
Written options	—	—	389,961	304,579	—	—
Purchased options	—	—	328,154	266,070	—	—
Total equity contract notionals	$—	$—	$1,006,565	$800,572	$—	$—
Commodity and other contracts
Swaps	$—	$—	$82,039	$70,774	$—	$—
Futures and forwards	23	182	153,248	142,530	—	—
Written options	—	—	62,045	74,627	—	—
Purchased options	—	—	60,526	69,629	—	—
Total commodity and other contract notionals	$23	$182	$357,858	$357,560	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$735,142	$859,420	$—	$—
Protection purchased	—	—	766,565	883,003	11,148	19,470
Total credit derivatives	$—	$—	$1,501,707	$1,742,423	$11,148	$19,470
Total derivative notionals	$270,445	$227,616	$45,671,920	$45,753,242	$120,743	$135,802

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign currency-denominated debt instrument. The notional amount of such debt was $63 million and $1,825 million at December 31, 2017 and December 31, 2016, respectively.

(2)
Derivatives in hedge accounting relationships accounted for under ASC Topic 815 are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities on the Consolidated Balance Sheet.

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of December 31, 2017 and December 31, 2016. Gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the table for December 31, 2017 reflects rule changes adopted by clearing organizations that require or allow entities to elect to treat derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would record a related collateral payable or receivable. As a result, the table for December 31, 2017 reflects a reduction of approximately $100 billion of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now settled and not subject to collateral. The table for December 31, 2016 presents derivative assets and liabilities as gross amounts subject to variation margin collateral that were netted under enforceable master netting agreements. Therefore, the net presentation of the affected items on the consolidated balance sheet is consistent for all periods. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at December 31, 2017	Derivatives classified in Trading account assets/liabilities(1)(2)(3)		Derivatives classified in Other assets/liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$644	$121	$1,325	$13
Cleared	71	24	39	68
Interest rate contracts	$715	$145	$1,364	$81
Over-the-counter	$885	$1,064	$258	$86
Foreign exchange contracts	$885	$1,064	$258	$86
Total derivative instruments designated as ASC 815 hedges	$1,600	$1,209	$1,622	$167
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$195,648	$173,921	$29	$16
Cleared	7,051	10,268	78	113
Exchange traded	102	95	—	—
Interest rate contracts	$202,801	$184,284	$107	$129
Over-the-counter	$118,611	$116,962	$481	$511
Cleared	1,690	2,028	—	—
Exchange traded	34	121	—	—
Foreign exchange contracts	$120,335	$119,111	$481	$511
Over-the-counter	$17,221	$21,201	$—	$—
Cleared	21	25	—	—
Exchange traded	9,736	10,147	—	—
Equity contracts	$26,978	$31,373	$—	$—
Over-the-counter	$13,499	$16,362	$—	$—
Exchange traded	604	665	—	—
Commodity and other contracts	$14,103	$17,027	$—	$—
Over-the-counter	$12,954	$12,895	$18	$63
Cleared	7,530	8,327	32	248
Credit derivatives	$20,484	$21,222	$50	$311
Total derivatives instruments not designated as ASC 815 hedges	$384,701	$373,017	$638	$951
Total derivatives	$386,301	$374,226	$2,260	$1,118
Cash collateral paid/received(4)(5)	$7,541	$14,296	$—	$12
Less: Netting agreements(6)	(306,401)	(306,401)	—	—
Less: Netting cash collateral received/paid(7)	(37,506)	(35,659)	(1,026)	(7)
Net receivables/payables included on the Consolidated Balance Sheet(8)	$49,935	$46,462	$1,234	$1,123
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(872)	$(121)	$—	$—
Less: Non-cash collateral received/paid	(12,453)	(6,929)	(286)	—
Total net receivables/payables(8)	$36,610	$39,412	$948	$1,123

(1)	The trading derivatives fair values are presented in Note 24 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
For the trading account assets/liabilities, reflects the net amount of the $43,200 million and $51,801 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $35,659 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $37,506 million was used to offset trading derivative assets.

(5)
For cash collateral paid with respect to non-trading derivative assets, reflects the net amount of $7 million of gross cash collateral paid, of which $7 million is netted against non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $1,038 million of gross cash collateral received, of which $1,026 million is netted against OTC non-trading derivative positions within Other assets.

(6)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $283 billion, $14 billion and $9 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange traded derivatives, respectively.

(7)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(8)	The net receivables/payables include approximately $6 billion of derivative asset and $8 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2016	Derivatives classified in Trading account assets/liabilities(1)(2)(3)		Derivatives classified in Other assets/liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$716	$171	$1,927	$22
Cleared	3,530	2,154	47	82
Interest rate contracts	$4,246	$2,325	$1,974	$104
Over-the-counter	$2,494	$393	$747	$645
Foreign exchange contracts	$2,494	$393	$747	$645
Total derivative instruments designated as ASC 815 hedges	$6,740	$2,718	$2,721	$749
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$244,072	$221,534	$225	$5
Cleared	120,920	130,855	240	349
Exchange traded	87	47	—	—
Interest rate contracts	$365,079	$352,436	$465	$354
Over-the-counter	$182,659	$186,867	$—	$60
Cleared	482	470	—	—
Exchange traded	27	31	—	—
Foreign exchange contracts	$183,168	$187,368	$—	$60
Over-the-counter	$15,625	$19,119	$—	$—
Cleared	1	21	—	—
Exchange traded	8,484	7,376	—	—
Equity contracts	$24,110	$26,516	$—	$—
Over-the-counter	$13,046	$14,234	$—	$—
Exchange traded	719	798	—	—
Commodity and other contracts	$13,765	$15,032	$—	$—
Over-the-counter	$19,033	$19,563	$159	$78
Cleared	5,582	5,874	47	310
Credit derivatives	$24,615	$25,437	$206	$388
Total derivatives instruments not designated as ASC 815 hedges	$610,737	$606,789	$671	$802
Total derivatives	$617,477	$609,507	$3,392	$1,551
Cash collateral paid/received(4)(5)	$11,188	$15,731	$8	$1
Less: Netting agreements(6)	(519,000)	(519,000)	—	—
Less: Netting cash collateral received/paid(7)	(45,912)	(49,811)	(1,345)	(53)
Net receivables/payables included on the Consolidated Balance Sheet(8)	$63,753	$56,427	$2,055	$1,499
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(819)	$(19)	$—	$—
Less: Non-cash collateral received/paid	(11,767)	(5,883)	(530)	—
Total net receivables/payables(8)	$51,167	$50,525	$1,525	$1,499

(1)	The trading derivatives fair values are presented in Note 24 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
For the trading account assets/liabilities, reflects the net amount of the $60,999 million and $61,643 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $49,811 million was used to offset derivative liabilities and, of the gross cash collateral received, $45,912 million was used to offset derivative assets.

(5)
For cash collateral paid with respect to non-trading derivative assets, reflects the net amount of $61 million of the gross cash collateral paid, of which $53 million is netted against non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $1,346 million of gross cash collateral received of which $1,345 million is netted against non-trading derivative positions within Other assets.

(6)
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

(8)	The net receivables/payables include approximately $7 billion of derivative asset and $9 billion of liability fair values not subject to enforceable master netting agreements, respectively.

For the years ended December 31, 2017, 2016 and 2015, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
In millions of dollars	2017	2016	2015
Interest rate contracts	$(54)	$(81)	$117
Foreign exchange	244	12	(39)
Credit derivatives	(494)	(1,009)	476
Total	$(304)	$(1,078)	$554

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
Citigroup also hedges its exposure to changes in the fair value of fixed-rate available for sale debt securities due to changes in benchmark interest rates. The hedging instruments are typically receive-variable, pay-fixed interest rate swaps. These fair value hedging relationships use either regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.

Hedging of Foreign Exchange Risk
Citigroup hedges the change in fair value attributable to foreign exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. The hedging instrument may be a cross currency swap or a forward foreign exchange contract. When a forward foreign exchange contract is used as the hedging instrument, the portion of the change in the fair value of the hedged available-for-sale security attributable to foreign exchange risk (i.e., spot rates) is reported in earnings, and not AOCI, which offsets the change in the fair value of the forward contract that is also reflected in earnings. Citigroup considers the premium associated with forward contracts (i.e., the differential between spot and contractual forward rates) as the cost of hedging; this amount is excluded from the assessment of hedge effectiveness and reflected directly in earnings over the life of the hedge.

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Year ended December 31,
In millions of dollars	2017	2016	2015
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(891)	$(753)	$(847)
Foreign exchange contracts	(824)	(1,415)	1,315
Commodity contracts	(17)	182	41
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(1,732)	$(1,986)	$509
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$853	$668	$792
Foreign exchange hedges	969	1,573	(1,258)
Commodity hedges	18	(210)	(35)
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$1,840	$2,031	$(501)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(31)	$(84)	$(47)
Foreign exchange hedges	49	4	(23)
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$18	$(80)	$(70)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(7)	$(1)	$(8)
Foreign exchange contracts(2)	96	154	80
Commodity hedges(2)	1	(28)	6
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$90	$125	$78

(1)
Amounts are included in Other revenue or Principal Transactions in the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

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
For cash flow hedges in which derivatives hedge the variability of forecasted cash flows related to recognized assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent that these derivatives are effective in offsetting the variability of the forecasted hedged cash flows, the effective portion of the changes in the derivatives’ fair values will not be included in current earnings, but will be reported in AOCI. These changes in fair value will be included in the earnings of future periods when the hedged cash flows impact earnings. To the extent that these derivatives are not fully effective, changes in their fair values are immediately included in Other revenue. Citigroup’s cash flow hedges primarily include hedges of floating-rate assets or liabilities which may include loans as well as forecasted transactions.

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
The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the years ended December 31, 2017, 2016 and 2015 is not significant. The pretax change in AOCI from cash flow hedges is presented in the table below:

	Year ended December 31,
In millions of dollars	2017	2016	2015
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(165)	$(219)	$357
Foreign exchange contracts	(8)	69	(220)
Total effective portion of cash flow hedges included in AOCI	$(173)	$(150)	$137
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(126)	$(140)	$(186)
Foreign exchange contracts	(10)	(93)	(146)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(136)	$(233)	$(332)

(1)	Included primarily in Other revenue and Net interest revenue in the Consolidated Statement of Income.
For cash flow hedges, the changes in the fair value of the hedging derivative remain in AOCI on the Consolidated Balance Sheet and will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net gain associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2017 is approximately $0.4 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The after-tax impact of cash flow hedges on AOCI is shown in Note 19 to the Consolidated Financial Statements.

Net Investment Hedges
Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions, ASC 815 allows the hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup uses foreign currency forwards, cross-currency swaps, options and foreign currency-denominated debt instruments to manage the foreign exchange risk associated with Citigroup’s equity investments in several non-U.S.-dollar-functional-currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Foreign currency translation adjustment account within AOCI. Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Foreign currency translation adjustment account and any ineffective portion is immediately recorded in earnings.
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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within AOCI, related to the effective portion of the net investment hedges, is $2,528 million, $(220) million and $2,475 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
Citi monitors its counterparty credit risk in credit derivative contracts. As of both December 31, 2017 and December 31, 2016, approximately 98% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
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

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at December 31, 2017	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$7,471	$6,669	$264,414	$273,711
Broker-dealers	2,325	2,285	73,273	83,229
Non-financial	70	91	1,288	1,140
Insurance and other financial institutions	10,668	12,488	438,738	377,062
Total by industry/counterparty	$20,534	$21,533	$777,713	$735,142
By instrument
Credit default swaps and options	$20,251	$20,554	$754,114	$724,228
Total return swaps and other	283	979	23,599	10,914
Total by instrument	$20,534	$21,533	$777,713	$735,142
By rating
Investment grade	$10,473	$10,616	$588,324	$557,987
Non-investment grade	10,061	10,917	189,389	177,155
Total by rating	$20,534	$21,533	$777,713	$735,142
By maturity
Within 1 year	$2,477	$2,914	$231,878	$218,097
From 1 to 5 years	16,098	16,435	498,606	476,345
After 5 years	1,959	2,184	47,229	40,700
Total by maturity	$20,534	$21,533	$777,713	$735,142

(1)	The fair value amount receivable is composed of $3,195 million under protection purchased and $17,339 million under protection sold.

(2)	The fair value amount payable is composed of $3,147 million under protection purchased and $18,386 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2016	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$11,895	$10,930	$407,992	$414,720
Broker-dealers	3,536	3,952	115,013	119,810
Non-financial	82	99	4,014	2,061
Insurance and other financial institutions	9,308	10,844	375,454	322,829
Total by industry/counterparty	$24,821	$25,825	$902,473	$859,420
By instrument
Credit default swaps and options	$24,502	$24,631	$883,719	$852,900
Total return swaps and other	319	1,194	18,754	6,520
Total by instrument	$24,821	$25,825	$902,473	$859,420
By rating
Investment grade	$9,605	$9,995	$675,138	$648,247
Non-investment grade	15,216	15,830	227,335	211,173
Total by rating	$24,821	$25,825	$902,473	$859,420
By maturity
Within 1 year	$4,113	$4,841	$293,059	$287,262
From 1 to 5 years	17,735	17,986	551,155	523,371
After 5 years	2,973	2,998	58,259	48,787
Total by maturity	$24,821	$25,825	$902,473	$859,420

(1)	The fair value amount receivable is composed of $9,077 million under protection purchased and $15,744 million under protection sold.

(2)	The fair value amount payable is composed of $17,110 million under protection purchased and $8,715 million under protection sold.

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

Credit Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified event related to the credit risk of the Company. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that were in a net liability position at both December 31, 2017 and December 31, 2016 was $29 billion and $26 billion, respectively. The Company posted $28 billion and $26 billion as collateral for this exposure in the normal course of business as of December 31, 2017 and December 31, 2016, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of December 31, 2017, the Company could be required to post an additional $0.9 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.3 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1.2 billion.

Derivatives Accompanied by Financial Asset Transfers
The Company executes total return swaps that provide it with synthetic exposure to substantially all of the economic return of the securities or other financial assets referenced in the contract. In certain cases, the derivative transaction is accompanied by the Company’s transfer of the referenced financial asset to the derivative counterparty, most typically in response to the derivative counterparty’s desire to hedge, in whole or in part, its synthetic exposure under the derivative contract by holding the referenced asset in funded form. In certain jurisdictions these transactions qualify as sales, resulting in derecognition of the securities transferred (see Note 1 to the Consolidated Financial Statements for further discussion of the related sale conditions for transfers of financial assets). For a significant portion of the transactions, the Company has also executed another total return swap where the Company passes on substantially all of the economic return of the referenced securities to a different third party seeking the exposure. In those cases, the Company is not exposed, on a net basis, to changes in the economic return of the referenced securities.
These transactions generally involve the transfer of the Company’s liquid government bonds, convertible bonds or publicly traded corporate equity securities from the trading portfolio and are executed with third-party financial institutions. The accompanying derivatives are typically total return swaps. The derivatives are cash settled and subject to ongoing margin requirements.
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for by the Company as a sale, where the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed in contemplation of the initial sale, with the same counterparty and still outstanding as of December 31, 2017 and December 31, 2016, both the asset carrying amounts derecognized and gross cash proceeds received as of the date of derecognition were $3.0 billion and $1.0 billion, respectively. At December 31, 2017, the fair value of these previously derecognized assets was $3.1 billion and the fair value of the total return swaps was $89 million, recorded as gross derivative assets, and $15 million recorded as gross derivative liabilities. At December 31, 2016, the fair value of these previously derecognized assets was $1.0 billion and the fair value of the total return swaps was $32 million, recorded as gross derivative assets, and $23 million, recorded as gross derivative liabilities. The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

23. CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citigroup’s total credit exposure. Although Citigroup’s portfolio of financial instruments is broadly diversified along industry, product and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivatives and foreign exchange businesses.
In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2017, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $227.8 billion and $228.5 billion at December 31, 2017 and 2016, respectively. The German and Japanese governments and their agencies, which are rated investment grade by both Moody’s and S&P, were the next largest exposures. The Company’s exposure to Germany amounted to $38.3 billion and $26.7 billion at December 31, 2017 and 2016, respectively, and was composed of investment securities, loans and trading assets. The Company’s exposure to Japan amounted to $25.8 billion and $27.3 billion at December 31, 2017 and 2016, respectively, and was composed of investment securities, loans and trading assets.
The Company’s exposure to states and municipalities amounted to $30.6 billion and $30.7 billion at December 31, 2017 and 2016, respectively, and was composed of trading assets, investment securities, derivatives and lending activities.

24.   FAIR VALUE MEASUREMENT
ASC 820-10, Fair Value Measurement, defines fair value, establishes a consistent framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Among other things, the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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

Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair value hierarchy in an effort to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity adjustment is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity adjustment may be adjusted to take into account the size of the position.
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
Citi’s CVA and FVA methodology consists of two steps:

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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments at December 31, 2017 and 2016:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	December 31, 2017	December 31, 2016
Counterparty CVA	$(970)	$(1,488)
Asset FVA	(447)	(536)
Citigroup (own-credit) CVA	287	459
Liability FVA	47	62
Total CVA—derivative instruments(1)	$(1,083)	$(1,503)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the years indicated:

	Credit/funding/debt valuation adjustments gain (loss)
In millions of dollars	2017	2016	2015
Counterparty CVA	$276	$157	$(115)
Asset FVA	90	47	(66)
Own-credit CVA	(153)	17	(28)
Liability FVA	(15)	(44)	97
Total CVA—derivative instruments	$198	$177	$(112)
DVA related to own FVO liabilities(1)	$(680)	$(538)	$367
Total CVA and DVA(2)	$(482)	$(361)	$255

(1)
Effective January 1, 2016, Citigroup early adopted on a prospective basis only the provisions of ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, related to the presentation of DVA on fair value option liabilities. Accordingly, beginning in the first quarter of 2016, the portion of the change in fair value of these liabilities related to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI; previously these amounts were recognized in Citigroup’s revenues and net income. DVA amounts in AOCI will be recognized in revenue and net income if realized upon the settlement of the related liability.

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
Based on the observability of inputs used, Product Control classifies the inventory as Level 1, Level 2 or Level 3 of the fair value hierarchy. When a position involves one or more significant inputs that are not directly observable, price verification procedures are performed that may include reviewing relevant historical data, analyzing profit and loss, valuing each component of a structured trade individually and benchmarking, among others.
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
In addition, the pricing models used in measuring fair value are governed by an independent control framework. Although the models are developed and tested by the individual business units, they are independently validated by the Model Validation Group within Risk Management and reviewed by Finance with respect to their impact on the price verification procedures. The purpose of this independent control framework is to assess model risk arising from models’ theoretical soundness, calibration techniques where needed and the appropriateness of the model for a specific product in a defined market. To ensure their continued applicability, models are independently reviewed annually. In addition, Risk Management approves and maintains a list of products permitted to be valued under each approved model for a given business.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
No quoted prices exist for these instruments, so fair value is determined using a discounted cash flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivative or other features. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Generally, when such instruments are recorded at fair value, they are classified within Level 2 of the fair value hierarchy, as the inputs used in the valuation are readily observable. However, certain long-dated positions are classified within Level 3 of the fair value hierarchy.

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
The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, foreign exchange rates, volatilities and correlation. The Company uses overnight indexed swap (OIS) curves as fair value measurement inputs for the valuation of certain collateralized derivatives. Citi uses the relevant benchmark curve for the currency of the derivative (e.g., the London Interbank Offered Rate for U.S.-dollar derivatives) as the discount rate for uncollateralized derivatives.
As referenced above, during the third quarter of 2016, Citi incorporated FVA into the fair value measurements due to what it believes to be an industry migration toward incorporating the market’s view of funding risk premium in OTC derivatives. The charge incurred in connection with the implementation of FVA was reflected in Principal transactions as a change in accounting estimate. Citi’s FVA methodology leverages the existing CVA methodology to estimate a funding exposure profile. The calculation of this exposure profile considers collateral agreements where the terms do not permit the Company to reuse the collateral received, including where counterparties post collateral to third-party custodians.

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
In addition, the Company holds investments in certain alternative investment funds that calculate NAV per share, including hedge funds, private equity funds and real estate funds. Investments in funds are generally classified as non-marketable equity securities carried at fair value. The fair values of these investments are estimated using the NAV per share of the Company’s ownership interest in the funds where it is not probable that the investment will be realized at a price other than the NAV. Consistent with the provisions of ASU 2015-07 these investments have not been categorized within the fair value hierarchy and are not included in the tables below. See Note 13 to the Consolidated Financial Statements for additional information.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at December 31, 2017	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$188,571	$16	$188,587	$(55,638)	$132,949
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,801	163	22,964	—	22,964
Residential	—	649	164	813	—	813
Commercial	—	1,309	57	1,366	—	1,366
Total trading mortgage-backed securities	$—	$24,759	$384	$25,143	$—	$25,143
U.S. Treasury and federal agency securities	$17,524	$3,613	$—	$21,137	$—	$21,137
State and municipal	—	4,426	274	4,700	—	4,700
Foreign government	39,347	20,843	16	60,206	—	60,206
Corporate	301	15,129	275	15,705	—	15,705
Equity securities	53,305	6,794	120	60,219	—	60,219
Asset-backed securities	—	1,198	1,590	2,788	—	2,788
Other trading assets(3)	3	11,105	615	11,723	—	11,723
Total trading non-derivative assets	$110,480	$87,867	$3,274	$201,621	$—	$201,621
Trading derivatives
Interest rate contracts	$145	$201,663	$1,708	$203,516
Foreign exchange contracts	19	120,624	577	121,220
Equity contracts	2,364	24,170	444	26,978
Commodity contracts	282	13,252	569	14,103
Credit derivatives	—	19,574	910	20,484
Total trading derivatives	$2,810	$379,283	$4,208	$386,301
Cash collateral paid(4)				$7,541
Netting agreements					$(306,401)
Netting of cash collateral received					(37,506)
Total trading derivatives	$2,810	$379,283	$4,208	$393,842	$(343,907)	$49,935
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,717	$24	$41,741	$—	$41,741
Residential	—	2,884	—	2,884	—	2,884
Commercial	—	329	3	332	—	332
Total investment mortgage-backed securities	$—	$44,930	$27	$44,957	$—	$44,957
U.S. Treasury and federal agency securities	$106,964	$11,182	$—	$118,146	$—	$118,146
State and municipal	—	8,028	737	8,765	—	8,765
Foreign government	56,456	43,985	92	100,533	—	100,533
Corporate	1,911	12,127	71	14,109	—	14,109
Equity securities	176	11	2	189	—	189
Asset-backed securities	—	3,091	827	3,918	—	3,918
Other debt securities	—	297	—	297	—	297
Non-marketable equity securities(5)	—	121	681	802	—	802
Total investments	$165,507	$123,772	$2,437	$291,716	$—	$291,716
Table continues on the next page, including footnotes.

In millions of dollars at December 31, 2017	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$3,824	$550	$4,374	$—	$4,374
Mortgage servicing rights	—	—	558	558	—	558
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$13,903	$6,900	$16	$20,819
Cash collateral paid(6)				—
Netting of cash collateral received					$(1,026)
Non-trading derivatives and other financial assets measured on a recurring basis	$13,903	$6,900	$16	$20,819	$(1,026)	$19,793
Total assets	$292,700	$790,217	$11,059	$1,101,517	$(400,571)	$700,946
Total as a percentage of gross assets(7)	26.8%	72.2%	1.0%
Liabilities
Interest-bearing deposits	$—	$1,179	$286	$1,465	$—	$1,465
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	95,550	726	96,276	(55,638)	40,638
Trading account liabilities
Securities sold, not yet purchased	65,843	10,306	22	76,171	—	76,171
Other trading liabilities	—	1,409	5	1,414	—	1,414
Total trading liabilities	$65,843	$11,715	$27	$77,585	$—	$77,585
Trading derivatives
Interest rate contracts	$137	$182,162	$2,130	$184,429
Foreign exchange contracts	9	119,719	447	120,175
Equity contracts	2,430	26,472	2,471	31,373
Commodity contracts	115	14,482	2,430	17,027
Credit derivatives	—	19,513	1,709	21,222
Total trading derivatives	$2,691	$362,348	$9,187	$374,226
Cash collateral received(8)				$14,296
Netting agreements					$(306,401)
Netting of cash collateral paid					(35,659)
Total trading derivatives	$2,691	$362,348	$9,187	$388,522	$(342,060)	$46,462
Short-term borrowings	$—	$4,609	$18	$4,627	$—	$4,627
Long-term debt	—	18,310	13,082	31,392	—	31,392
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$13,903	$1,168	$8	$15,079
Cash collateral received(9)				12
Netting of cash collateral paid					$(7)
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$13,903	$1,168	$8	$15,091	$(7)	$15,084
Total liabilities	$82,437	$494,879	$23,334	$614,958	$(397,705)	$217,253
Total as a percentage of gross liabilities(7)	13.7%	82.4%	3.9%

(1)
In 2017, the Company transferred assets of approximately $4.8 billion from Level 1 to Level 2, primarily related to foreign government securities and equity securities not traded in active markets. In 2017, the Company transferred assets of approximately $4.0 billion from Level 2 to Level 1, primarily related to foreign government bonds and equity securities traded with sufficient frequency to constitute a liquid market. In 2017, the Company transferred liabilities of approximately $0.4 billion from Level 1 to Level 2. In 2017, the Company transferred liabilities of approximately $0.3 billion from Level 2 to Level 1.

(2)
Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)
Includes positions related to investments in unallocated precious metals, as discussed in Note 25 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.

(4)	Reflects the net amount of $43,200 million of gross cash collateral paid, of which $35,659 million was used to offset trading derivative liabilities.

(5)
Amounts exclude $0.4 billion of investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

(6)	Reflects the net amount of $7 million of gross cash collateral paid, all of which was used to offset non-trading derivative liabilities.

(7)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(8)	Reflects the net amount of $51,802 million of gross cash collateral received, of which $37,506 million was used to offset trading derivative assets.

(9)	Reflects the net amount of $1,038 million of gross cash collateral received, of which $1,026 million was used to offset non-trading derivatives.

Fair Value Levels

In millions of dollars at December 31, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$172,394	$1,496	$173,890	$(40,686)	$133,204
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,718	176	22,894	—	22,894
Residential	—	291	399	690	—	690
Commercial	—	1,000	206	1,206	—	1,206
Total trading mortgage-backed securities	$—	$24,009	$781	$24,790	$—	$24,790
U.S. Treasury and federal agency securities	$16,368	$4,811	$1	$21,180	$—	$21,180
State and municipal	—	3,780	296	4,076	—	4,076
Foreign government	32,164	17,492	40	49,696	—	49,696
Corporate	424	14,199	324	14,947	—	14,947
Equity securities	45,056	5,260	127	50,443	—	50,443
Asset-backed securities	—	892	1,868	2,760	—	2,760
Other trading assets(3)	—	9,466	2,814	12,280	—	12,280
Total trading non-derivative assets	$94,012	$79,909	$6,251	$180,172	$—	$180,172
Trading derivatives
Interest rate contracts	$105	$366,995	$2,225	$369,325
Foreign exchange contracts	53	184,776	833	185,662
Equity contracts	2,306	21,209	595	24,110
Commodity contracts	261	12,999	505	13,765
Credit derivatives	—	23,021	1,594	24,615
Total trading derivatives	$2,725	$609,000	$5,752	$617,477
Cash collateral paid(4)				$11,188
Netting agreements					$(519,000)
Netting of cash collateral received					(45,912)
Total trading derivatives	$2,725	$609,000	$5,752	$628,665	$(564,912)	$63,753
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$38,304	$101	$38,405	$—	$38,405
Residential	—	3,860	50	3,910	—	3,910
Commercial	—	358	—	358	—	358
Total investment mortgage-backed securities	$—	$42,522	$151	$42,673	$—	$42,673
U.S. Treasury and federal agency securities	$112,916	$10,753	$2	$123,671	$—	$123,671
State and municipal	—	8,909	1,211	10,120	—	10,120
Foreign government	54,028	43,934	186	98,148	—	98,148
Corporate	3,215	13,598	311	17,124	—	17,124
Equity securities	336	46	9	391	—	391
Asset-backed securities	—	6,134	660	6,794	—	6,794
Other debt securities	—	503	—	503	—	503
Non-marketable equity securities(5)	—	35	1,331	1,366	—	1,366
Total investments	$170,495	$126,434	$3,861	$300,790	$—	$300,790

In millions of dollars at December 31, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$2,918	$568	$3,486	$—	$3,486
Mortgage servicing rights	—	—	1,564	1,564	—	1,564
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$9,300	$7,732	$34	$17,066
Cash collateral paid(6)				8
Netting of cash collateral received					$(1,345)
Non-trading derivatives and other financial assets measured on a recurring basis	$9,300	$7,732	$34	$17,074	$(1,345)	$15,729
Total assets	$276,532	$998,387	$19,526	$1,305,641	$(606,943)	$698,698
Total as a percentage of gross assets(7)	21.4%	77.1%	1.5%
Liabilities
Interest-bearing deposits	$—	$919	$293	$1,212	$—	$1,212
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	73,500	849	74,349	(40,686)	33,663
Trading account liabilities
Securities sold, not yet purchased	67,429	12,184	1,177	80,790	—	80,790
Other trading liabilities	—	1,827	1	1,828	—	1,828
Total trading liabilities	$67,429	$14,011	$1,178	$82,618	$—	$82,618
Trading account derivatives
Interest rate contracts	$107	$351,766	$2,888	$354,761
Foreign exchange contracts	13	187,328	420	187,761
Equity contracts	2,245	22,119	2,152	26,516
Commodity contracts	196	12,386	2,450	15,032
Credit derivatives	—	22,842	2,595	25,437
Total trading derivatives	$2,561	$596,441	$10,505	$609,507
Cash collateral received(8)				$15,731
Netting agreements					$(519,000)
Netting of cash collateral paid					(49,811)
Total trading derivatives	$2,561	$596,441	$10,505	$625,238	$(568,811)	$56,427
Short-term borrowings	$—	$2,658	$42	$2,700	$—	$2,700
Long-term debt	—	16,510	9,744	26,254	—	26,254
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$9,300	$1,540	$8	$10,848
Cash collateral received(9)				1
Netting of cash collateral paid					$(53)
Non-trading derivatives and other financial liabilities measured on a recurring basis	$9,300	$1,540	$8	$10,849	$(53)	$10,796
Total liabilities	$79,290	$705,579	$22,619	$823,220	$(609,550)	$213,670
Total as a percentage of gross liabilities(6)	9.8%	87.4%	2.8%

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

(4)	Reflects the net amount of $60,999 million of gross cash collateral paid, of which $49,811 million was used to offset trading derivative liabilities.

(5)	Amounts exclude $0.4 billion investments measured at Net Asset Value (NAV) in accordance with ASU 2015-07.

(6)	Reflects the net amount of $61 million of gross cash collateral paid, of which $53 million was used to offset non-trading derivative liabilities.

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2017 and 2016. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in		Transfers							Unrealized gains/ (losses) still held(3)
In millions of dollars	Dec. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2017
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,496	$(281)	$—	$—	$(1,198)	$—	$—	$—	$(1)	$16	$1
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	176	23	—	176	(174)	463	—	(504)	3	163	2
Residential	399	86	—	95	(118)	126	—	(424)	—	164	14
Commercial	206	15	—	69	(57)	450	—	(626)	—	57	(5)
Total trading mortgage-backed securities	$781	$124	$—	$340	$(349)	$1,039	$—	$(1,554)	$3	$384	$11
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
State and municipal	296	28	—	24	(48)	161	(23)	(164)	—	274	8
Foreign government	40	1	—	89	(228)	291	—	(177)	—	16	—
Corporate	324	344	—	140	(185)	482	(8)	(828)	6	275	81
Equity securities	127	54	—	210	(58)	51	(3)	(261)	—	120	—
Asset-backed securities	1,868	284	—	44	(178)	1,457	—	(1,885)	—	1,590	36
Other trading assets	2,814	117	—	474	(2,691)	2,195	11	(2,285)	(20)	615	60
Total trading non-derivative assets	$6,251	$952	$—	$1,321	$(3,737)	$5,676	$(23)	$(7,155)	$(11)	$3,274	$196
Trading derivatives, net(4)
Interest rate contracts	$(663)	$(44)	$—	$(28)	$610	$154	$(13)	$(322)	$(116)	$(422)	$77
Foreign exchange contracts	413	(438)	—	54	(60)	33	14	(21)	135	130	(139)
Equity contracts	(1,557)	129	—	(159)	28	184	(216)	(333)	(103)	(2,027)	(214)
Commodity contracts	(1,945)	(384)	—	77	35	—	23	(3)	336	(1,861)	149
Credit derivatives	(1,001)	(484)	—	(28)	18	6	16	(6)	680	(799)	(169)
Total trading derivatives, net(4)	$(4,753)	$(1,221)	$—	$(84)	$631	$377	$(176)	$(685)	$932	$(4,979)	$(296)
Table continues on the next page, including footnotes.

		Net realized/unrealized gains (losses) included in		Transfers							Unrealized gains/ (losses) still held(3)
In millions of dollars	Dec. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2017
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$101	$—	$16	$1	$(94)	$—	$—	$—	$—	$24	$(2)
Residential	50	—	2	—	(47)	—	—	(5)	—	—	—
Commercial	—	—	—	3	—	12	—	(12)	—	3	—
Total investment mortgage-backed securities	$151	$—	$18	$4	$(141)	$12	$—	$(17)	$—	$27	$(2)
U.S. Treasury and federal agency securities	$2	$—	$—	$—	$—	$—	$—	$(2)	$—	$—	$—
State and municipal	1,211	—	58	70	(517)	127	—	(212)	—	737	44
Foreign government	186	—	—	2	(284)	523	—	(335)	—	92	1
Corporate	311	—	9	77	(47)	227	—	(506)	—	71	—
Equity securities	9	—	(1)	—	—	—	—	(6)	—	2	—
Asset-backed securities	660	—	(89)	31	(32)	883	—	(626)	—	827	12
Other debt securities	—	—	—	—	—	21	—	(21)	—	—	—
Non-marketable equity securities	1,331	—	(170)	2	—	19	—	(233)	(268)	681	44
Total investments	$3,861	$—	$(175)	$186	$(1,021)	$1,812	$—	$(1,958)	$(268)	$2,437	$99
Loans	$568	$—	$75	$80	$(16)	$188	$—	$(337)	$(8)	$550	$211
Mortgage servicing rights	1,564	—	65	—	—	—	96	(1,057)	(110)	558	74
Other financial assets measured on a recurring basis	34	—	(128)	10	(8)	1	318	(14)	(197)	16	(152)
Liabilities
Interest-bearing deposits	$293	$—	$25	$40	$—	$—	$2	$—	$(24)	$286	$22
Federal funds purchased and securities loaned or sold under agreements to repurchase	849	14	—	—	—	—	36	—	(145)	726	10
Trading account liabilities
Securities sold, not yet purchased	1,177	385	—	22	(796)	—	17	277	(290)	22	8
Other trading liabilities	1	—	—	4	—	—	—	—	—	5	—
Short-term borrowings	42	32	—	4	(7)	—	31	—	(20)	18	(3)
Long-term debt	9,744	(1,083)	—	1,251	(1,836)	44	2,712	—	84	13,082	(1,554)
Other financial liabilities measured on a recurring basis	8	—	—	5	—	—	5	(1)	(9)	8	(1)

(1)
Changes in fair value for available-for-sale investments are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2017.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) included in		Transfers							Unrealized gains/ (losses) still held(3)
In millions of dollars	Dec. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,337	$(20)	$—	$—	$(28)	$758	$—	$—	$(551)	$1,496	$(16)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	744	6	—	510	(1,087)	941	—	(961)	23	176	(7)
Residential	1,326	104	—	189	(162)	324	—	(1,376)	(6)	399	26
Commercial	517	(1)	—	193	(234)	759	—	(1,028)	—	206	(27)
Total trading mortgage-backed securities	$2,587	$109	$—	$892	$(1,483)	$2,024	$—	$(3,365)	$17	$781	$(8)
U.S. Treasury and federal agency securities	$1	$—	$—	$2	$—	$—	$—	$(2)	$—	$1	$—
State and municipal	351	23	—	195	(256)	322	—	(339)	—	296	(88)
Foreign government	197	(9)	—	21	(49)	115	—	(235)	—	40	(16)
Corporate	376	330	—	171	(132)	867	—	(1,295)	7	324	69
Equity securities	3,684	(527)	—	279	(4,057)	955	(11)	(196)	—	127	(457)
Asset-backed securities	2,739	53	—	205	(360)	2,199	—	(2,965)	(3)	1,868	(46)
Other trading assets	2,483	(58)	—	2,070	(2,708)	2,894	19	(1,838)	(48)	2,814	(101)
Total trading non-derivative assets	$12,418	$(79)	$—	$3,835	$(9,045)	$9,376	$8	$(10,235)	$(27)	$6,251	$(647)
Trading derivatives, net(4)
Interest rate contracts	$(495)	$(146)	$—	$301	$(239)	$163	$(18)	$(142)	$(87)	$(663)	$26
Foreign exchange contracts	620	(276)	—	75	(106)	200	—	(181)	81	413	23
Equity contracts	(800)	(89)	—	63	(772)	92	38	(128)	39	(1,557)	(33)
Commodity contracts	(1,861)	(352)	—	(425)	(39)	357	—	(347)	722	(1,945)	(164)
Credit derivatives	307	(1,970)	—	8	(29)	37	—	(34)	680	(1,001)	(1,854)
Total trading derivatives, net(4)	$(2,229)	$(2,833)	$—	$22	$(1,185)	$849	$20	$(832)	$1,435	$(4,753)	$(2,002)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$139	$—	$(26)	$25	$(72)	$45	$—	$(9)	$(1)	$101	$54
Residential	4	—	3	49	—	26	—	(32)	—	50	2
Commercial	2	—	(1)	6	(7)	—	—	—	—	—	—
Total investment mortgage-backed securities	$145	$—	$(24)	$80	$(79)	$71	$—	$(41)	$(1)	$151	$56
U.S. Treasury and federal agency securities	$4	$—	$—	$—	$—	$—	$—	$(2)	$—	$2	$—
State and municipal	2,192	—	39	467	(1,598)	351	—	(240)	—	1,211	23
Foreign government	260	—	10	38	(39)	259	—	(339)	(3)	186	(104)
Corporate	603	—	77	11	(240)	693	—	(468)	(365)	311	—
Equity securities	124	—	10	5	(5)	1	—	(131)	5	9	—
Asset-backed securities	596	—	(92)	7	(61)	435	—	(306)	81	660	(102)
Other debt securities	—	—	—	10	—	6	—	(16)	—	—	—
Non-marketable equity securities	1,135	—	79	336	(32)	26	—	(14)	(199)	1,331	18
Total investments	$5,059	$—	$99	$954	$(2,054)	$1,842	$—	$(1,557)	$(482)	$3,861	$(109)
Table continues on the next page, including footnotes.

		Net realized/unrealized gains (losses) included in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2016
Loans	$2,166	$—	$(61)	$89	$(1,074)	$708	$219	$(813)	$(666)	$568	$26
Mortgage servicing rights	1,781	—	(36)	—	—	—	152	(20)	(313)	1,564	(21)
Other financial assets measured on a recurring basis	180	—	80	55	(47)	1	236	(133)	(338)	34	39
Liabilities
Interest-bearing deposits	$434	$—	$43	$322	$(309)	$—	$5	$—	$(116)	$293	$46
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,247	(6)	—	—	(150)	—	—	27	(281)	849	(12)
Trading account liabilities
Securities sold, not yet purchased	199	17	—	1,185	(109)	(70)	(41)	367	(337)	1,177	(43)
Other trading liabilities	—	—	—	1	—	—	—	—	—	1	—
Short-term borrowings	9	(16)	—	19	(37)	—	87	—	(52)	42	—
Long-term debt	7,543	(282)	—	3,792	(4,350)	—	4,845	(3)	(2,365)	9,744	(419)
Other financial liabilities measured on a recurring basis	14	—	(11)	2	(12)	(8)	12	—	(11)	8	(13)

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
Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2016 to December 31, 2017:

•
Transfers of Federal funds sold and securities borrowed or purchased under agreements to resell of $1.2 billion from Level 3 to Level 2 related to the significance of unobservable inputs as well as certain underlying market inputs becoming more observable and shortening of the remaining tenor of certain reverse repos. There is more transparency and observability for repo curves used in the valuation of structured reverse repos with tenors up to five years.

•
Transfers of Other trading assets of $2.7 billion from Level 3 to Level 2, related to trading loans, reflecting changes in the volume of market quotations, changes in the significance of unobservable inputs for certain portfolios of trading loans economically hedging derivatives, and certain underlying market inputs becoming more observable as a result of secondary market transactions for portfolios of residential mortgage loans with similar characteristics.

•
Transfers of Long-term debt of $1.3 billion from Level 2 to Level 3, and of $1.8 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

The following were the significant Level 3 transfers for the period December 31, 2015 to December 31, 2016:

•
Transfers of U.S. government-sponsored agency guaranteed MBS in Trading account assets of $0.5 billion from Level 2 to Level 3, and of $1.1 billion from Level 3 to Level 2, primarily related to Agency Guaranteed MBS securities for which there were changes in volume of market quotations.

•
Transfer of Equity securities of $4.0 billion from Level 3 to Level 2, included $3.2 billion of non-marketable equity securities and $0.5 billion of related partial economic hedging derivatives for which the portfolio valuation measurement exception under ASC 820-35-18D has been applied. After application of the portfolio exception, the Company considers these items to be one valuation unit and measures the fair value of the net open risk position primarily based on recent market transactions where these instruments are traded concurrently.  Because the derivatives offset the significant unobservable exposure within the non-marketable equity securities, there were no remaining unobservable inputs deemed to be significant.

•
Transfers of Other trading assets of $2.1 billion from Level 2 to Level 3, and of $2.7 billion from Level 3 to Level 2, primarily related to trading loans for which there were changes in volume of market quotations.

•
Transfers of State and Municipal securities in AFS Investments of $0.5 billion from Level 2 to Level 3, and of $1.6 billion from Level 3 to Level 2, primarily reflecting changes in the volume of market quotations.

•	Transfers of Loans of $1.1 billion from Level 3 to Level 2 reflecting changes in the volume of market quotations.

•	Transfers of Securities Sold Not Yet Purchased of $1.2 billion from Level 2 to Level 3 related to the significance of unobservable inputs as well as certain underlying market inputs becoming less observable.

•
Transfers of Long-term debt of $3.8 billion from Level 2 to Level 3, and of $4.4 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements
The Company’s Level 3 inventory consists of both cash
instruments and derivatives of varying complexity. The
valuation methodologies used to measure the fair value of
these positions include discounted cash flow analysis, internal models and comparative analysis. A position is classified
within Level 3 of the fair value hierarchy when at least one input is unobservable and is considered significant to its
valuation. The specific reason an input is deemed
unobservable varies; for example, at least one significant
input to the pricing model is not observable in the market, at least one significant input has been adjusted to make it more representative of the position being valued or the price quote available does not reflect sufficient trading activities.
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

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of December 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$16	Model-based	Interest rate	1.43%	2.16%	2.09%

Mortgage-backed securities	$214	Price-based	Price	$2.96	$101.00	$56.52
184	Yield analysis	Yield	2.52%	14.06%	5.97
State and municipal, foreign government, corporate and other debt securities	$949	Model-based	Price	$—	$184.04	$91.74
914	Price-based	Credit spread	35 bps	500 bps	249 bps
Yield	2.36%	14.25%	6.03%
Equity securities(5)	$65	Price-based	Price	$—	$25,450.00	$2,526.62
55	Model-based	WAL	2.50 years	2.50 years	2.50 years
Asset-backed securities	$2,287	Price-based	Price	$4.25	$100.60	$74.57
Non-marketable equity	$423	Comparables analysis	EBITDA multiples	6.90	x	12.80	x	8.66	x
223	Price-based	Discount to price	—%	100.00%	11.83%
Price-to-book ratio	0.05	x	1.00	x	0.32	x
Derivatives—gross(6)
Interest rate contracts (gross)	$3,818	Model-based	IR normal volatility	9.40%	77.40%	58.86%
Mean reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$940	Model-based	Foreign exchange (FX) volatility	4.58%	15.02%	8.16%
Interest rate	(0.55)%	0.28%	0.04%
IR-IR correlation	(51.00)%	40.00%	36.56%
IR-FX correlation	(7.34)%	60.00%	49.04%
Credit spread	11 bps	717 bps	173 bps
Equity contracts (gross)(7)	$2,897	Model-based	Equity volatility	3.00%	68.93%	24.66%
Forward price	69.74%	154.19%	92.80%
Commodity contracts (gross)	$2,937	Model-based	Forward price	3.66%	290.59%	114.16%
Commodity volatility	8.60%	66.73%	25.04%
Commodity correlation	(37.64)%	91.71%	15.21%
Credit derivatives (gross)	$1,797	Model-based	Credit correlation	25.00%	90.00%	44.64%
823	Price-based	Upfront points	6.03%	97.26%	62.88%
Credit spread	3 bps	1,636 bps	173 bps
Price	$1.00	$100.24	$57.63

As of December 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$24	Model-based	Recovery rate	25.00%	40.00%	31.56%
			Redemption rate	10.72%	99.50%	74.24%
			Credit spread	38 bps	275 bps	127 bps
			Upfront points	61.00%	61.00%	61.00%
Loans and leases	$391	Model-based	Equity volatility	3.00%	68.93%	22.52%
	148	Price-based	Credit spread	134 bps	500 bps	173 bps
			Yield	3.09%	4.40%	3.13%
Mortgage servicing rights	$471	Cash flow	Yield	8.00%	16.38%	11.47%
	87	Model-based	WAL	3.83 years	6.89 years	5.93 years
Liabilities
Interest-bearing deposits	$286	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	99.56%	99.95%	99.72%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$726	Model-based	Interest rate	1.43%	2.16%	2.09%
Trading account liabilities
Securities sold, not yet purchased	$21	Price-based	Price	$1.00	$287.64	$88.19
Short-term borrowings and long-term debt	$13,100	Model-based	Forward price	69.74%	161.11%	100.70%

As of December 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,496	Model-based	IR log-normal volatility	12.86%		75.50%		61.73%
			Interest rate	(0.51)%		5.76%		2.80%
Mortgage-backed securities	$509	Price-based	Price	$5.50		$113.48		$61.74
	368	Yield analysis	Yield	1.90%		14.54%		4.34%
State and municipal, foreign government, corporate and other debt securities	$3,308	Price-based	Price	$15.00		$103.60		$89.93
	1,513	Cash flow	Credit spread	35 bps		600 bps		230 bps
Equity securities(5)	$69	Model-based	Price	$0.48		$104.00		$22.19
	58	Price-based
Asset-backed securities	$2,454	Price-based	Price	$4.00		$100.00		$71.51
Non-marketable equity	$726	Price-based	Discount to price	—%		90.00%		13.36%
	565	Comparables analysis	EBITDA multiples	6.80	x	10.10	x	8.62	x
			Price-to-book ratio	0.32	x	1.03	x	0.87	x
			Price	$—		$113.23		$54.40
Derivatives—gross(6)
Interest rate contracts (gross)	$4,897	Model-based	IR log-normal volatility	1.00%		93.97%		62.72%
			Mean reversion	1.00%		20.00%		10.50%

As of December 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Foreign exchange contracts (gross)	$1,110	Model-based	Foreign exchange (FX) volatility	1.39%	26.85%	15.18%
	134	Cash flow	Interest rate	(0.85)%	(0.49)%	(0.84)%
			Credit spread	4 bps	657 bps	266 bps
			IR-IR correlation	40.00%	50.00%	41.27%
			IR-FX correlation	16.41%	60.00%	49.52%
Equity contracts (gross)(7)	$2,701	Model-based	Equity volatility	3.00%	97.78%	29.52%
			Forward price	69.05%	144.61%	94.28%
			Equity-FX correlation	(60.70)%	28.20%	(26.28)%
			Equity-IR correlation	(35.00)%	41.00%	(15.65)%
			Yield volatility	3.55%	14.77%	9.29%
			Equity-equity correlation	(87.70)%	96.50%	67.45%
Commodity contracts (gross)	$2,955	Model-based	Forward price	35.74%	235.35%	119.99%
			Commodity volatility	2.00%	32.19%	17.07%
			Commodity correlation	(41.61)%	90.42%	52.85%
Credit derivatives (gross)	$2,786	Model-based	Recovery rate	20.00%	75.00%	39.75%
	1,403	Price-based	Credit correlation	5.00%	90.00%	34.27%
			Upfront points	6.00%	99.90%	72.89%
			Price	$1.00	$167.00	$77.35
			Credit spread	3 bps	1,515 bps	256 bps
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$42	Model-based	Recovery rate	40.00%	40.00%	40.00%
			Redemption rate	3.92%	99.58%	74.69%
			Upfront points	16.00%	20.50%	18.78%

Loans	$258	Price-based	Price	$31.55	$105.74	$56.46
	221	Yield analysis	Yield	2.75%	20.00%	11.09%
	79	Model-based
Mortgage servicing rights	$1,473	Cash flow	Yield	4.20%	20.56%	9.32%
			WAL	3.53 years	7.24 years	5.83 years
Liabilities
Interest-bearing deposits	$293	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	98.79%	104.07%	100.19%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$849	Model-based	Interest rate	0.62%	2.19%	1.99%
Trading account liabilities
Securities sold, not yet purchased	$1,056	Model-based	IR Normal volatility	12.86%	75.50%	61.73%
Short-term borrowings and long-term debt	$9,774	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Commodity correlation	(41.61)%	90.42%	52.85%
			Commodity volatility	2.00%	32.19%	17.07%
			Forward price	69.05%	235.35%	103.28%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price and fund NAV inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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

Prepayment
Voluntary unscheduled payments (prepayments) change the future cash flows for the investor and thereby change the fair value of the security. The effect of prepayments is more pronounced for residential mortgage-backed securities. An increase in prepayments—in speed or magnitude—generally creates losses for the holder of these securities. Prepayment is generally negatively correlated with delinquency and interest rate. A combination of low prepayment and high delinquencies amplifies each input’s negative impact on mortgage securities’ valuation. As prepayment speeds change, the weighted average life of the security changes, which impacts the valuation either positively or negatively, depending upon the nature of the security and the direction of the change in the weighted average life.

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

Correlation
There are many different types of correlation inputs, including credit correlation, cross-asset correlation (such as equity-interest rate correlation) and same-asset correlation (such as interest rate-interest rate correlation). Correlation inputs are generally used to value hybrid and exotic instruments. Generally, same-asset correlation inputs have a narrower range than cross-asset correlation inputs. However, due to the complex and unique nature of these instruments, the ranges for correlation inputs can vary widely across portfolios.

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

Yield
Ranges for the yield inputs vary significantly depending upon the type of security. For example, securities that typically have lower yields, such as municipal bonds, will fall in the lower end of the range, while more illiquid securities or securities with lower credit quality, such as certain residual tranche asset-backed securities, will have much higher yield inputs.

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
The following table presents the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2017
Loans held-for-sale(1)	$5,675	$2,066	$3,609
Other real estate owned	54	10	44
Loans(2)	630	216	414
Total assets at fair value on a nonrecurring basis	$6,359	$2,292	$4,067

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2016
Loans held-for-sale(1)	$5,802	$3,389	$2,413
Other real estate owned	75	15	60
Loans(2)	1,376	586	790
Total assets at fair value on a nonrecurring basis	$7,253	$3,990	$3,263

(1)	Net of fair value amounts on the unfunded portion of loans held-for-sale, recognized within Other liabilities on the Consolidated Balance Sheet.

(2)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate secured loans.

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

As of December 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$3,186	Price-based	Price	$77.93	$100.00	$99.26
Other real estate owned	$42	Price-based	Appraised value(4)	$20,278	$8,091,760	$4,016,665
			Discount to price	34.00%	34.00%	34.00%
			Price	$30.00	$50.36	$49.09
Loans (5)	$133	Price-based	Price	$2.80	$100.00	$62.46
	129	Cash flow	Recovery rate	50.00%	100.00%	63.59%
	127	Recovery analysis	Appraised value	$—	$45,500,000	$38,785,667

As of December 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$2,413	Price-based	Price	$—	$100.00	$93.08
Other real estate owned	$59	Price-based	Discount to price(6)	0.34%	13.00%	3.10%
			Price	$64.65	$74.39	$66.21
Loans(4)	$431	Cash flow	Price	$3.25	$105	$59.61
	197	Recovery analysis	Forward price	$2.90	$210.00	$156.78
	135	Price-based	Discount to price(6)	0.25%	13.00%	8.34%
			Appraised value(4)	$25.80	$26,400,000	$6,462,735

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	Weighted averages are calculated based on the fair values of the instruments.

(4)	Appraised values are disclosed in whole dollars.

(5)	Includes estimated costs to sell.

(6)	Represents impaired loans held for investment whose carrying amounts are based on the fair value of the underlying collateral, primarily real estate secured loans.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

Year ended December 31,
In millions of dollars	2017
Loans held-for-sale	$(26)
Other real estate owned	(4)
Loans(1)	(87)
Total nonrecurring fair value gains (losses)	$(117)

Year ended December 31,
In millions of dollars	2016
Loans held-for-sale	$(2)
Other real estate owned	(5)
Loans(1)	(105)
Total nonrecurring fair value gains (losses)	$(112)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate loans.

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

	December 31, 2017		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$60.2	$60.6	$0.5	$57.5	$2.6
Federal funds sold and securities borrowed or purchased under agreements to resell	99.5	99.5	—	94.4	5.1
Loans(1)(2)	648.6	644.9	—	6.0	638.9
Other financial assets(2)(3)	242.6	243.0	166.4	14.1	62.5
Liabilities
Deposits	$958.4	$955.6	$—	$816.1	$139.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	115.6	115.6	—	115.6	—
Long-term debt(4)	205.3	214.0	—	187.2	26.8
Other financial liabilities(5)	129.9	129.9	—	15.5	114.4

	December 31, 2016		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$52.1	$52.0	$0.8	$48.6	$2.6
Federal funds sold and securities borrowed or purchased under agreements to resell	103.6	103.6	—	98.5	5.1
Loans(1)(2)	607.0	607.3	—	7.0	600.3
Other financial assets(2)(3)	215.2	215.9	145.6	16.2	54.1
Liabilities
Deposits	$928.2	$927.6	$—	$789.7	$137.9
Federal funds purchased and securities loaned or sold under agreements to repurchase	108.2	108.2	—	107.8	0.4
Long-term debt(4)	179.9	185.5	—	156.5	29.0
Other financial liabilities(5)	115.3	115.3	—	16.2	99.1

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.4 billion for December 31, 2017 and $12.1 billion for December 31, 2016. In addition, the carrying values exclude $1.7 billion and $1.9 billion of lease finance receivables at December 31, 2017 and December 31, 2016, respectively.

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

Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality and market perceptions of value, and as existing assets and liabilities run off and new transactions are entered into. The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans and premium values at origination of certain loans.
The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2017 and December 31, 2016 were liabilities of $3.2 billion and $5.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value gains (losses) for the years ended December 31,

In millions of dollars	2017	2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell selected portfolios of securities purchased under agreements to resell and securities borrowed	$(133)	$(89)
Trading account assets	1,622	404
Investments	(3)	(25)
Loans
Certain corporate loans	(537)	40
Certain consumer loans	3	—
Total loans	$(534)	$40
Other assets
MSRs	$65	$(36)
Certain mortgage loans held for sale(1)	142	284
Other assets	—	376
Total other assets	$207	$624
Total assets	$1,159	$954
Liabilities
Interest-bearing deposits	$(69)	$(50)
Federal funds purchased and securities loaned or sold under agreements to repurchase selected portfolios of securities sold under agreements to repurchase and securities loaned	223	45
Trading account liabilities	70	105
Short-term borrowings	(116)	(61)
Long-term debt	(1,491)	(935)
Total liabilities	$(1,383)	$(896)

(1)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

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
The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were losses of $680 million and $538 million for the years ended December 31, 2017 and 2016, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected Portfolios of Securities Purchased Under Agreements to Resell, Securities Borrowed, Securities Sold Under Agreements to Repurchase, Securities Loaned and Certain Non-Collateralized Short-Term Borrowings
The Company elected the fair value option for certain portfolios of fixed income securities purchased under agreements to resell and fixed income securities sold under agreements to repurchase, securities borrowed, securities loaned and certain non-collateralized short-term borrowings held primarily by broker-dealer entities in the United States, United Kingdom and Japan. In each case, the election was made because the related interest-rate risk is managed on a portfolio basis, primarily with offsetting derivative instruments that are accounted for at fair value through earnings.

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
The following table provides information about certain credit products carried at fair value:

	December 31, 2017		December 31, 2016
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$8,851	$4,374	$9,824	$3,486
Aggregate unpaid principal balance in excess of fair value	623	682	758	18
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	1	—	1
In addition to the amounts reported above, $508 million and $1,828 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2017 and 2016, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2017 and 2016 due to instrument-specific credit risk totaled to gains of $10 million and $76 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.9 billion and $0.6 billion at December 31, 2017 and 2016, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of December 31, 2017, there were approximately $10.3 billion and $9.3 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	December 31, 2017	December 31, 2016
Carrying amount reported on the Consolidated Balance Sheet	$426	$915
Aggregate fair value in excess of (less than) unpaid principal balance	14	8
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the years ended December 31, 2017 and 2016 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	December 31, 2017	December 31, 2016
Interest rate linked	$13.9	$10.6
Foreign exchange linked	0.3	0.2
Equity linked	13.0	12.3
Commodity linked	0.2	0.3
Credit linked	1.9	0.9
Total	$29.3	$24.3
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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	December 31, 2017	December 31, 2016
Carrying amount reported on the Consolidated Balance Sheet	$31,392	$26,254
Aggregate unpaid principal balance in excess of (less than) fair value	(579)	(128)
The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	December 31, 2017	December 31, 2016
Carrying amount reported on the Consolidated Balance Sheet	$4,627	$2,700
Aggregate unpaid principal balance in excess of (less than) fair value	74	(61)

26.   PLEDGED ASSETS, COLLATERAL, GUARANTEES AND COMMITMENTS
Pledged Assets
In connection with Citi’s financing and trading activities, Citi has pledged assets to collateralize its obligations under repurchase agreements, secured financing agreements, secured liabilities of consolidated VIEs and other borrowings. The approximate carrying values of the significant components of pledged assets recognized on Citi’s Consolidated Balance Sheet included:

In millions of dollars	2017	2016
Investment securities	$138,807	$161,914
Loans	229,552	231,833
Trading account assets	102,892	84,371
Total	$471,251	$478,118

In addition, included in Cash and due from banks and Deposits with banks at December 31, 2017 and 2016 were $7.4 billion and $6.8 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

Collateral
At December 31, 2017 and 2016, the approximate fair value of collateral received by Citi that may be resold or repledged, excluding the impact of allowable netting, was $457.5 billion and $378.1 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions and margined broker loans.
At December 31, 2017 and 2016, a substantial portion of the collateral received by Citi had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.
In addition, at December 31, 2017 and 2016, Citi had pledged $362 billion and $388 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments
Rental expense (principally for offices, branches and computer equipment) was $1.1 billion, $1.1 billion and $1.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum annual rentals under non-cancelable leases, net of sublease income, are as follows:

In millions of dollars
2018	$968
2019	837
2020	676
2021	568
2022	469
Thereafter	2,593
Total	$6,111

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
The following tables present information about Citi’s guarantees:

	Maximum potential amount of future payments
In billions of dollars at December 31, 2017 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$27.9	$65.9	$93.8	$93
Performance guarantees	7.2	4.1	11.3	20
Derivative instruments considered to be guarantees	11.0	84.9	95.9	423
Loans sold with recourse	—	0.2	0.2	9
Securities lending indemnifications(1)	103.7	—	103.7	—
Credit card merchant processing(1)(2)	85.5	—	85.5	—
Credit card arrangements with partners	0.3	1.1	1.4	205
Custody indemnifications and other	—	36.0	36.0	59
Total	$235.6	$192.2	$427.8	$809

	Maximum potential amount of future payments
In billions of dollars at December 31, 2016 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$26.0	$67.1	$93.1	$141
Performance guarantees	7.5	3.6	11.1	19
Derivative instruments considered to be guarantees	7.2	80.0	87.2	747
Loans sold with recourse	—	0.2	0.2	12
Securities lending indemnifications(1)	80.3	—	80.3	—
Credit card merchant processing(1)(2)	86.4	—	86.4	—
Credit card arrangements with partners	—	1.5	1.5	206
Custody indemnifications and other	—	45.4	45.4	58
Total	$207.4	$197.8	$405.2	$1,183

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

(2)
At December 31, 2017 and 2016, this maximum potential exposure was estimated to be $86 billion and $86 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

Financial Standby Letters of Credit
Citi issues standby letters of credit, which substitute its own credit for that of the borrower. If a letter of credit is drawn down, the borrower is obligated to repay Citi. Standby letters of credit protect a third party from defaults on contractual obligations. Financial standby letters of credit include (i) guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting, (ii) settlement of payment obligations to clearing houses, including futures and over-the-counter derivatives clearing (see further discussion below), (iii) support options and purchases of securities in lieu of escrow deposit accounts and (iv) letters of credit that backstop loans, credit facilities, promissory notes and trade acceptances.

Performance Guarantees
Performance guarantees and letters of credit are issued to guarantee a customer’s tender bid on a construction or systems-installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer’s obligation to supply specified products, commodities or maintenance or warranty services to a third party.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $66 million and $107 million at December 31, 2017 and 2016, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At December 31, 2017 and 2016, this maximum potential exposure was estimated to be $86 billion and $86 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2017 and 2016, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Credit Card Arrangements with Partners
Citi, in certain of its credit card partner arrangements, provides guarantees to the partner regarding the volume of certain customer originations during the term of the agreement. To the extent that such origination targets are not met, the guarantees serve to compensate the partner for certain payments that otherwise would have been generated in connection with such originations.

Custody Indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss
experience. At December 31, 2017 and 2016, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were
immaterial.

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

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2017 or 2016 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In 2000, Travelers Life & Annuity (Travelers), then a subsidiary of Citi, entered into a reinsurance agreement to transfer the risks and rewards of its long-term care (LTC) business to GE Life (now Genworth Financial Inc., or Genworth), then a subsidiary of the General Electric Company (GE). As part of this transaction, the reinsurance obligations were provided by two regulated insurance subsidiaries of GE Life, which funded two collateral trusts with securities. Presently, as discussed below, the trusts are referred to as the Genworth Trusts.
As part of GE’s spin-off of Genworth in 2004, GE retained the risks and rewards associated with the 2000 Travelers reinsurance agreement by providing a reinsurance contract to Genworth through its Union Fidelity Life Insurance Company (UFLIC) subsidiary that covers the Travelers LTC policies. In addition, GE provided a capital maintenance agreement in favor of UFLIC which is designed to assure that UFLIC will have the funds to pay its reinsurance obligations. As a result of these reinsurance agreements and the spin-off of Genworth, Genworth has reinsurance protection from UFLIC (supported by GE) and has reinsurance obligations in connection with the Travelers LTC policies.  As noted below, the Genworth reinsurance obligations now benefit Brighthouse Financial, Inc. (Brighthouse). While neither Brighthouse nor Citi are direct beneficiaries of the capital maintenance agreement between GE and UFLIC, Brighthouse and Citi benefit indirectly from the existence of the capital maintenance agreement, which helps assure that UFLIC will continue to have funds necessary to pay its reinsurance obligations to Genworth.
In connection with Citi’s 2005 sale of Travelers to MetLife Inc. (MetLife), Citi provided an indemnification to MetLife for losses (including policyholder claims) relating to the LTC business for the entire term of the Travelers LTC policies, which, as noted above, are reinsured by subsidiaries of Genworth. In 2017, MetLife spun off its retail insurance business to Brighthouse.  As a result, the Travelers LTC policies now reside with Brighthouse.  The original reinsurance agreement between Travelers (now Brighthouse) and Genworth remains in place and Brighthouse is the sole beneficiary of the Genworth Trusts. The fair value of the Genworth Trusts is approximately $7.5 billion as of December 31, 2017, compared to $7.0 billion at December 31, 2016. The Genworth Trusts are designed to provide collateral to Brighthouse in an amount equal to the statutory liabilities of Brighthouse in respect of the Travelers LTC policies. The assets in the Genworth Trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to provide collateral in an amount equal to these estimated statutory liabilities, as the liabilities change over time.
If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason, including insolvency or the failure of UFLIC to perform in a timely manner, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of December 31, 2017 and 2016 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.
Separately, Genworth announced that it had agreed to be purchased by China Oceanwide Holdings Co., Ltd, subject to a series of conditions and regulatory approvals. Citi is monitoring these developments.

Futures and Over-the-Counter Derivatives Clearing
Citi provides clearing services on central clearing parties (CCPs) for clients that need to clear exchange traded and over-the-counter (OTC) derivatives contracts. Based on all relevant facts and circumstances, Citi has concluded that it acts as an agent for accounting purposes in its role as clearing member for these client transactions. As such, Citi does not reflect the underlying exchange traded or OTC derivatives contracts in its Consolidated Financial Statements. See Note 22 for a discussion of Citi’s derivatives activities that are reflected in its Consolidated Financial Statements.
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. In certain circumstances, Citi collects a higher amount of cash (or securities) from its clients than it needs to remit to the CCPs. This excess cash is then held at depository institutions such as banks or carry brokers.
There are two types of margin: initial and variation. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP or depository institutions is reflected within Brokerage payables (payables to customers) and Brokerage receivables (receivables from brokers, dealers and clearing organizations) or Cash and due from banks, respectively.
However, for exchange traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $10.7 billion and $9.4 billion as of December 31, 2017 and 2016, respectively.
Variation margin due from clients to the respective CCP, or from the CCP to clients, reflects changes in the value of the client’s derivative contracts for each trading day. As a clearing member, Citi is exposed to the risk of non-performance by clients (e.g., failure of a client to post variation margin to the CCP for negative changes in the value of the client’s derivative contracts). In the event of non-performance by a client, Citi would move to close out the client’s positions. The CCP would typically utilize initial margin posted by the client and held by the CCP, with any remaining shortfalls required to be paid by Citi as clearing member. Citi generally holds incremental cash or securities margin posted by the client, which would typically be expected to be sufficient to mitigate Citi’s credit risk in the event that the client fails to perform.
As required by ASC 860-30-25-5, securities collateral posted by clients is not recognized on Citi’s Consolidated Balance Sheet.

Carrying Value—Guarantees and Indemnifications
At December 31, 2017 and 2016, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $0.8 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $46 billion and $48 billion at December 31, 2017 and 2016, respectively. Securities and other marketable assets held as collateral amounted to $70 billion and $41 billion at December 31, 2017 and 2016, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $3.7 billion and $5.4 billion at December 31, 2017 and 2016, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at December 31, 2017	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$68.1	$10.9	$14.8	$93.8
Performance guarantees	7.9	2.4	1.0	11.3
Derivative instruments deemed to be guarantees	—	—	95.9	95.9
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	103.7	103.7
Credit card merchant processing	—	—	85.5	85.5
Credit card arrangements with partners	—	—	1.4	1.4
Custody indemnifications and other	23.7	12.3	—	36.0
Total	$99.7	$25.6	$302.5	$427.8

	Maximum potential amount of future payments
In billions of dollars at December 31, 2016	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$66.8	$13.4	$12.9	$93.1
Performance guarantees	6.3	4.0	0.8	11.1
Derivative instruments deemed to be guarantees	—	—	87.2	87.2
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	80.3	80.3
Credit card merchant processing	—	—	86.4	86.4
Credit card arrangements with partners	—	—	1.5	1.5
Custody indemnifications and other	33.3	12.1	—	45.4
Total	$106.4	$29.5	$269.3	$405.2

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	December 31, 2017	December 31, 2016
Commercial and similar letters of credit	$904	$4,096	$5,000	$5,736
One- to four-family residential mortgages	988	1,686	2,674	2,838
Revolving open-end loans secured by one- to four-family residential properties	10,825	1,498	12,323	13,405
Commercial real estate, construction and land development	9,594	1,557	11,151	10,781
Credit card lines	578,634	99,666	678,300	664,335
Commercial and other consumer loan commitments	171,383	101,272	272,655	259,934
Other commitments and contingencies	2,182	889	3,071	3,202
Total	$774,510	$210,664	$985,174	$960,231
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

Unsettled Reverse Repurchase and Securities Lending Agreements and Unsettled Repurchase and Securities Borrowing Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At December 31, 2017, and December 31, 2016, Citigroup had $35.0 billion and $43.1 billion unsettled reverse repurchase and securities borrowing agreements, and $19.1 billion and $14.9 billion unsettled repurchase and securities lending agreements. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 11 to the Consolidated Financial Statements.

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
Disclosure. ASC 450 requires disclosure of a loss contingency if “there is at least a reasonable possibility that a loss or an additional loss may have been incurred” and there is no accrual for the loss because the conditions described above are not met or an exposure to loss exists in excess of the amount accrued. In accordance with ASC 450, if Citigroup has not accrued for a matter because Citigroup believes that a loss is reasonably possible but not probable, or that a loss is probable but not reasonably estimable, and the reasonably possible loss is material, it discloses the loss contingency. In addition, Citigroup discloses matters for which it has accrued if it believes a reasonably possible exposure to material loss exists in excess of the amount accrued. In accordance with ASC 450, Citigroup’s disclosure includes an estimate of the reasonably possible loss or range of loss for those matters as to which an estimate can be made. ASC 450 does not require disclosure of an estimate of the reasonably possible loss or range of loss where an estimate cannot be made. Neither accrual nor disclosure is required for losses that are deemed remote.

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
Because of the global scope of Citigroup’s operations, and its presence in countries around the world, Citigroup and Related Parties are subject to litigation and governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal) in multiple jurisdictions with legal and regulatory regimes that may differ substantially, and present substantially different risks, from those Citigroup and Related Parties are subject to in the United States. In some instances, Citigroup and Related Parties may be involved in proceedings involving the same subject matter in multiple jurisdictions, which may result in overlapping, cumulative or inconsistent outcomes.
Citigroup seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of Citigroup and its shareholders, and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.
Inherent Uncertainty of the Matters Disclosed. Certain of the matters disclosed below involve claims for substantial or indeterminate damages. The claims asserted in these matters typically are broad, often spanning a multi-year period and sometimes a wide range of business activities, and the plaintiffs’ or claimants’ alleged damages frequently are not quantified or factually supported in the complaint or statement of claim. Other matters relate to regulatory investigations or proceedings, as to which there may be no objective basis for quantifying the range of potential fine, penalty or other remedy. As a result, Citigroup is often unable to estimate the loss in such matters, even if it believes that a loss is probable or reasonably possible, until developments in the case or investigation have yielded additional information sufficient to support a quantitative assessment of the range of reasonably possible loss. Such developments may include, among other things, discovery from adverse parties or third parties, rulings by the court on key issues, analysis by retained experts and engagement in settlement negotiations. Depending on a range of factors, such as the complexity of the facts, the novelty of the legal theories, the pace of discovery, the court’s scheduling order, the timing of court decisions and the adverse party’s willingness to negotiate in good faith toward a resolution, it may be months or years after the filing of a case or commencement of an investigation before an estimate of the range of reasonably possible loss can be made.
Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2017, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.0 billion in the aggregate.
These estimates are based on currently available information. As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation and regulatory proceedings are subject to particular uncertainties. For example, at the time of making an estimate, (i) Citigroup may have only preliminary, incomplete, or inaccurate information about the facts underlying the claim, (ii) its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties or regulators, may prove to be wrong and (iii) the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimate because it had deemed such an outcome to be remote. For all of these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
Matters as to Which an Estimate Cannot Be Made. For other matters disclosed below, Citigroup is not currently able to estimate the reasonably possible loss or range of loss. Many of these matters remain in very preliminary stages (even in some cases where a substantial period of time has passed since the commencement of the matter), with few or no substantive legal decisions by the court or tribunal defining the scope of the claims, the class (if any) or the potentially available damages, and fact discovery is still in progress or has not yet begun. In many of these matters, Citigroup has not yet answered the complaint or statement of claim or asserted its defenses, nor has it engaged in any negotiations with the adverse party (whether a regulator or a private party). For all these reasons, Citigroup cannot at this time estimate the reasonably possible loss or range of loss, if any, for these matters.
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

CARD Act Matter
Citi identified certain methodological issues in connection with determining annual percentage rates (APRs) for certain cardholders under the rate re-evaluation provisions of the Credit Card Accountability Responsibility and Disclosure Act (CARD Act) and Regulation Z. Citi self-reported the issues to its regulators and will be providing remediation to affected customers. Citi is cooperating fully with the regulatory reviews.

Credit Crisis-Related Litigation and Other Matters
Citigroup and Related Parties were named as defendants in numerous legal actions and other proceedings asserting claims for damages and related relief for losses arising from the global financial credit crisis that began in 2007. Citigroup also received subpoenas and requests for information from various regulatory agencies and other government authorities concerning certain businesses impacted by the credit crisis. The vast majority of these matters have been resolved as of December 31, 2017.

Mortgage-Related Litigation and Other Matters
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
All but one of these matters have been resolved through settlement or otherwise.  As of December 31, 2017, the aggregate original purchase amount of the purchases covered by the remaining tolling (extension) agreement with an investor threatening litigation is approximately $500 million.
Mortgage-Backed Securities Repurchase Claims: Various parties to MBS securitizations and other interested parties have asserted that certain Citigroup affiliates breached representations and warranties made in connection with mortgage loans sold into securitization trusts (private-label securitizations). Typically, these claims are based on allegations that securitized mortgages were not underwritten in accordance with the applicable underwriting standards. Citigroup also has received inquiries, demands for loan files, and requests to toll the applicable statutes of limitation for representation and warranty claims, relating to its private-label securitizations. These inquiries, demands and requests have been made by trustees of securitization trusts and others.
To date, trustees have filed six actions against Citigroup seeking to enforce certain of these contractual repurchase claims that were excluded from the April 7, 2014 settlement in connection with four private-label securitizations. Citigroup has reached an agreement with the trustees to resolve all six of these actions. Additional information concerning these actions is publicly available in court filings under the docket numbers 13 Civ. 2843 (S.D.N.Y.) (Daniels, J.), 13 Civ. 6989 (S.D.N.Y.) (Daniels, J.), 653816/2013 (N.Y. Sup. Ct.) (Kornreich, J.), 653919/2014 (N.Y. Sup. Ct.), 653929/2014 (N.Y. Sup. Ct.), and 653930/2014 (N.Y. Sup. Ct.).
Mortgage-Backed Securities Trustee Actions: On November 24, 2014, a group of investors in 27 RMBS trusts for which Citibank served or currently serves as trustee filed an action in the United States District Court for the Southern District of New York, captioned FIXED INCOME SHARES: SERIES M ET AL. v. CITIBANK N.A., alleging claims that Citibank failed to pursue contractual remedies against securitization sponsors and servicers.  On September 8, 2015, the United States District Court for the Southern District of New York dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. On September 7, 2016, plaintiffs filed a stipulation of voluntary dismissal of their claims with respect to two of the three remaining trusts, leaving one trust at issue. On September 30, 2016, plaintiffs moved to certify a class action, and on April 7, 2017, Citibank moved for summary judgment on all remaining claims. Both motions are pending. Additional information concerning this action is publicly available in court filings under the docket number 14-cv-9373 (S.D.N.Y.) (Furman, J.).
On November 24, 2015, largely the same group of investors filed an action in the New York State Supreme Court, captioned FIXED INCOME SHARES: SERIES M, ET AL. v. CITIBANK N.A., related to the 24 trusts dismissed from the federal court action and one additional trust, asserting claims similar to the action filed in federal court.  On June 22, 2016, the court dismissed plaintiffs’ complaint. Plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the court granted in part and denied in part Citibank’s motion to dismiss the amended complaint.  Citibank appealed as to the sustained claims, and on January 16, 2018, the New York Appellate Division, First Department, dismissed all of the remaining claims except the claim for breach of contract related to purported discovery of alleged underwriter breaches of representations and warranties.  Additional information concerning this action is publicly available in court filings under the docket number 653891/2015 (N.Y. Sup. Ct.) (Ramos, J.).
On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC), as receiver for a financial institution, filed a civil action against Citibank in the United States District Court for the Southern District of New York, captioned FEDERAL DEPOSIT INSURANCE CORPORATION AS RECEIVER FOR GUARANTY BANK v. CITIBANK N.A. The complaint concerns one RMBS trust for which Citibank formerly served as trustee, and alleges that Citibank failed to pursue contractual remedies against the sponsor and servicers of that trust. On September 30, 2016, the court granted Citibank’s motion to dismiss on the grounds that the FDIC lacked standing to pursue its claims. On October 14, 2016, the FDIC filed a motion for reconsideration or relief from judgment from the court’s dismissal order. On July 10, 2017, the court denied the motion for reconsideration but granted the FDIC leave to file an amended complaint. The FDIC filed an amended complaint on December 8, 2017.  Additional information concerning this action is publicly available in court filings under the docket number 15-cv-6574 (S.D.N.Y.) (Carter, J.).

Lehman Brothers Bankruptcy Proceedings
On February 8, 2012, Citibank and certain Citigroup affiliates were named as defendants in an adversary proceeding asserting objections to certain proofs of claim totaling approximately $2.6 billion filed by Citibank and those affiliates, and claims under federal bankruptcy and state law to recover $2 billion deposited by Lehman Brothers Holdings Inc. (LBHI) with Citibank against which Citibank asserted a right of setoff. A global settlement between the parties was approved by the bankruptcy court on October 13, 2017. As part of the global settlement, Citibank retained $350 million from LBHI’s deposit at Citibank and returned to LBHI and its affiliates the remaining deposited funds, and LBHI withdrew its remaining objections to the bankruptcy claims filed by Citibank and its affiliates. This action was dismissed by stipulation on November 3, 2017. Additional information concerning this action is publicly available in court filings under the docket numbers 12-01044 and 08-13555 (Bankr. S.D.N.Y.) (Chapman, J.).

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
Several Citigroup affiliates are named as defendants in certain actions brought by Tribune noteholders, which seek to recover the transfers of Tribune stock that occurred as a part of the leveraged buyout, as state-law constructive fraudulent conveyances.  The noteholders’ claims were previously dismissed and the United States Court of Appeals for the Second Circuit affirmed the dismissal on appeal.  The noteholders’ petition to the United States Supreme Court for a writ of certiorari is pending.
In the FITZSIMONS action, on February 1, 2017, the Litigation Trustee requested leave to file an interlocutory appeal of Judge Sullivan’s order dismissing the actual fraudulent transfer claim against the shareholder defendants, including several Citigroup affiliates. On February 23, 2017, Judge Sullivan entered an order stating that an interlocutory appeal will be certified after the remaining motions to dismiss are resolved.  Those motions remain pending. Additional information concerning these actions is publicly available in court filings under the docket numbers 08-13141 (Bankr. D. Del.) (Carey, J.), 11 MD 02296 (S.D.N.Y.) (Sullivan, J.), 12 MC 2296 (S.D.N.Y.) (Sullivan, J.), 13-3992, 13-3875, 13-4196 (2d Cir.) and 16-317 (U.S.).

Credit Default Swaps Matters
Antitrust and Other Litigation:  On June 8, 2017, a complaint was filed in the United States District Court for the Southern District of New York against numerous credit default swap (CDS) market participants, including Citigroup, Citibank, Citigroup Global Markets Inc. (CGMI), and Citigroup Global Markets Ltd. (CGML), under the caption TERA GROUP, INC., ET AL. v. CITIGROUP INC., ET AL. The complaint alleges that defendants colluded to prevent plaintiffs’ electronic CDS trading platform, TeraExchange, from entering the market, resulting in lost profits to plaintiffs.  The complaint asserts federal and state antitrust claims, and claims for unjust enrichment and tortious interference with business relations. Plaintiffs seek a finding of joint and several liability, treble damages, attorneys’ fees, interest, and injunctive relief.  On September 11, 2017, defendants, including Citigroup, Citibank, CGMI, and CGML, filed motions to dismiss all claims.  Additional information concerning this action is publicly available in court filings under the docket number 17-cv-04302 (S.D.N.Y.) (Sullivan, J.).

Depositary Receipts Conversion Litigation
Citibank was sued by a purported class of persons or entities who, from January 2000 to the present, are or were holders of depositary receipts for which Citibank served as the depositary bank and converted, or caused to be converted, foreign-currency dividends or other distributions into U.S. dollars.  On August 15, 2016, the court dismissed certain claims against Citibank as well as all claims against two of its affiliates, leaving one claim against Citibank. Plaintiffs assert that Citibank breached its deposit agreements by charging a spread for the conversions of dividends and other distributions.  On June 30, 2017, plaintiffs moved for certification of a damages class consisting of persons or entities who, from January 1, 2006 to the present, were holders of 35 depositary receipts for which Citibank served as the depositary bank and converted, or caused to be converted, foreign currency dividends or other distributions into U.S. dollars.  Plaintiffs also moved to certify an injunctive class of persons or entities who currently hold the same 35 depositary receipts.  Citibank has opposed certification. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 9185 (S.D.N.Y.) (McMahon, C.).

Foreign Exchange Matters
Regulatory Actions: Government and regulatory agencies in the U.S. and in other jurisdictions are conducting investigations or making inquiries regarding Citigroup’s foreign exchange business. Citigroup is fully cooperating with these and related investigations and inquiries.
Antitrust and Other Litigation: Numerous foreign exchange dealers, including Citigroup, Citicorp, CGMI, and Citibank, are named as defendants in putative class actions that are proceeding on a consolidated basis in the United States District Court for the Southern District of New York under the caption IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION. Plaintiffs allege that they suffered losses as a result of defendants’ alleged manipulation of, and collusion with respect to, the foreign exchange market. Plaintiffs allege violations of the Commodity Exchange Act, the Sherman Act, and/or the Clayton Act, and seek compensatory damages, treble damages, and declaratory and injunctive relief.
On December 15, 2015, the court entered an order preliminarily approving a proposed settlement between the Citi defendants and classes of plaintiffs who traded foreign exchange instruments in the spot market and on exchanges. The proposed settlement provides for the Citi defendants to receive a release in exchange for a payment of approximately $400 million. On January 12, 2018, plaintiffs moved for final approval of the settlements with the Citi defendants and several other defendants in that case. Additional information concerning this action is available in court filings under the consolidated lead docket number 13 Civ. 7789 (S.D.N.Y.) (Schofield, J.).
On May 21, 2015, an action captioned NYPL v.

JPMORGAN CHASE & CO., ET AL. was brought in the United States District Court for the Northern District of California against Citigroup, as well as numerous other foreign exchange dealers for possible consolidation with IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION. On August 10, 2017, plaintiffs filed a third amended class action complaint in the United States District Court for the Southern District of New York naming Citibank, Citigroup, and Citicorp as defendants. Plaintiffs seek to represent a putative class of “consumers and businesses in the United States who directly purchased supracompetitive foreign currency at Benchmark exchange rates” from defendants. Plaintiffs allege claims under federal and California antitrust and consumer protection laws, and are seeking compensatory damages, treble damages, and declaratory and injunctive relief. On October 16, 2017, defendants completed briefing on their renewed motion to dismiss or to certify the court’s ruling for interlocutory appeal. Additional information concerning this action is publicly available in court filings under the docket numbers 15 Civ. 2290 (N.D. Cal.) (Chhabria, J.) and 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
On June 3, 2015, an action captioned ALLEN v. BANK OF AMERICA CORPORATION, ET AL. was brought in the United States District Court for the Southern District of New York against Citigroup and Citibank, as well as numerous other foreign exchange dealers. Plaintiffs seek to represent a putative class of participants, beneficiaries, and named fiduciaries of qualified Employee Retirement Income Security Act (ERISA) plans for whom a defendant provided foreign exchange transactional services or authorized or permitted foreign exchange transactional services involving a plan’s assets in connection with its exercise of authority or control regarding an ERISA plan. Plaintiffs allege violations of ERISA, and seek compensatory damages, restitution, disgorgement, and declaratory and injunctive relief. On September 20, 2016, plaintiffs and settling defendants in IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION filed a joint stipulation dismissing plaintiffs’ claims with prejudice. The case is currently on appeal to the United States Court of Appeals for the Second Circuit, where briefing and argument are complete. Additional information concerning this action is publicly available in court filings under the docket numbers 13 Civ. 7789 (S.D.N.Y.) (Schofield, J.), 15 Civ. 4285 (S.D.N.Y.) (Schofield, J.), 16-3327 (2d Cir.), and 16-3571 (2d Cir.).
On June 30, 2017, plaintiffs filed a consolidated amended complaint on behalf of purported classes of indirect purchasers of foreign exchange instruments sold by the defendants, naming various financial institutions, including Citigroup, Citibank, Citicorp and CGMI as defendants, captioned CONTANT ET AL. v. BANK OF AMERICA CORPORATION ET AL. Plaintiffs allege that defendants engaged in a conspiracy to fix currency prices in violation of the Sherman Act and various state antitrust laws, and seek unspecified money damages (including treble damages), as well as equitable and injunctive relief. Additional information concerning these actions is publicly available in court filings under the docket numbers 16 Civ. 7512 (S.D.N.Y.) (Schofield,

J.), 17 Civ. 4392 (S.D.N.Y.) (Schofield, J.), and 17 Civ. 3139 (S.D.N.Y.) (Schofield, J.).

Interbank Offered Rates-Related Litigation and Other Matters
Regulatory Actions: A consortium of state attorneys general is conducting an investigation regarding submissions made by panel banks to bodies that publish various interbank offered rates and other benchmark rates. As a member of a number of such panels, Citigroup has received requests for information and documents. Citigroup is cooperating with the investigation and is responding to the requests.
Antitrust and Other Litigation: Citigroup and Citibank, along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in a multi-district litigation (MDL) proceeding before the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION (the LIBOR MDL). On July 27, 2017, Citigroup and Citibank executed a settlement with one class (investors who transacted in Eurodollar futures or options on exchanges), pursuant to which the Citi defendants agreed to pay $33.4 million. On October 6, 2017, Citigroup and Citibank agreed to pay $130 million pursuant to its settlement with the largest plaintiffs’ class (investors who purchased over-the-counter (OTC) derivatives from USD LIBOR panel banks) in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION.
On January 10, 2018, Citigroup and Citibank executed a settlement agreement with another class (lending institutions with interests in loans tied to USD LIBOR) pursuant to which the Citi defendants will pay $23 million. Additional information concerning these actions and related actions and appeals is publicly available in court filings under the docket numbers 11 MD 2262 (S.D.N.Y.) (Buchwald, J.) and 17-1569 (2d Cir.).
On August 13, 2015, plaintiffs in the class action SULLIVAN v. BARCLAYS PLC, ET AL., pending in the United States District Court for the Southern District of New York, filed a fourth amended complaint naming Citigroup and Citibank as defendants. Plaintiffs claim to have suffered losses as a result of purported EURIBOR manipulation and assert claims under the Commodity Exchange Act, the Sherman Act and the federal civil Racketeer Influenced and Corrupt Organizations (RICO) Act and for unjust enrichment. On February 21, 2017, the court granted in part and denied in part defendants’ motion to dismiss. Additional information concerning this action is publicly available in court filings under the docket number 13 Civ. 2811 (S.D.N.Y.) (Castel, J.).
On July 1, 2016, a putative class action captioned FRONTPOINT ASIAN EVENT DRIVEN FUND, LTD. ET AL v. CITIBANK, N.A. ET AL. was filed in the United States District Court for the Southern District of New York against Citibank, Citigroup and various other banks. Plaintiffs assert claims for violation of the Sherman Act, Clayton Act and RICO Act, as well as state law claims for alleged manipulation of the Singapore Interbank Offered Rate and Singapore Swap Offer Rate. On August 18, 2017, the court granted in part the defendants’ motion to dismiss, dismissing all claims against foreign bank defendants, antitrust claims asserted by one of the two named plaintiffs, and all RICO, implied covenant, and unjust enrichment claims. The court allowed one antitrust claim to proceed against the U.S. bank defendants, including Citigroup and Citibank. Plaintiffs filed an amended complaint on September 18, 2017. On October 18, 2017, defendants filed a motion to dismiss the amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 16 Civ. 5263 (S.D.N.Y.) (Hellerstein, J.).
On December 26, 2016, Banque Delubac filed a summons against Citigroup, CGML, and Citigroup Europe Plc before the Commercial Court of Aubenas, France alleging that defendants suppressed its LIBOR submissions between 2005 and 2012, and that Banque Delubac’s EURIBOR-linked lending activity was negatively impacted as a result. Plaintiff is seeking compensatory damages for losses on LIBOR-linked loans to customers and for alleged consequential losses to its business. Additional information concerning this action is publicly available in court filings under the case reference SCS BANQUE DELUBAC & CIE v. CITIGROUP INC. ET AL., Commercial Court of Aubenas, RG no. 2017J00043.

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
The plaintiffs, merchants that accept Visa and MasterCard branded payment cards as well as membership associations that claim to represent certain groups of merchants, allege, among other things, that defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions and to restrain trade through various Visa and MasterCard rules governing merchant conduct, all in violation of Section 1 of the Sherman Act and certain California statutes. Supplemental complaints also have been filed against defendants in the putative class actions alleging that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.
On January 14, 2014, the district court entered a final judgment approving the terms of a class settlement providing for, among other things, a total payment to the class of $6.05 billion; a rebate to merchants participating in the damages class settlement of 10 bps on interchange collected for a period of eight months by the Visa and MasterCard networks; and changes to certain network rules. Various objectors appealed from the final class settlement approval order to the United States Court of Appeals for the Second Circuit.
On June 30, 2016, the Court of Appeals reversed the district court’s approval of the class settlement and remanded for further proceedings. Additional information concerning these consolidated actions and the appeal is publicly available in court filings under the docket numbers MDL 05-1720 (E.D.N.Y.) (Brodie, J.), 12-4671 (2d Cir.) and 16-710 (U.S. Supreme Court).
In addition, following the district court’s approval of the class settlement, and during the pendency of appeals from that approval, numerous merchants, including large national merchants, requested exclusion from the portion of the now vacated settlement involving a settlement class certified with respect to damages claims for past conduct, and some of those opting out filed complaints against Visa, MasterCard, and in some instances one or more issuing banks. One of these suits, 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL., brought on behalf of numerous individual merchants, names Citigroup as a defendant. Additional information concerning these actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

Interest Rate Swaps Matters
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
On July 28, 2017, the district court granted in part and denied in part defendants’ motions to dismiss. Additional information concerning these actions is publicly available in court filings under the docket number 16-MD-2704 (S.D.N.Y.) (Engelmayer, J.).

Money Laundering Inquiries
Regulatory Actions: Citibank has received subpoenas from the United States Attorney for the Eastern District of New York in connection with its investigation of alleged bribery, corruption and money laundering associated with the Fédération Internationale de Football Association (FIFA), and the potential involvement of financial institutions in that activity. The subpoenas request information relating to, among other things, banking relationships and transactions at Citibank and its affiliates associated with certain individuals and entities identified as having had involvement with the alleged corrupt conduct. Citi is cooperating with the authorities in this matter.

Oceanografía Fraud and Related Matters
Regulatory Actions: As a result of Citigroup’s announcement in the first quarter of 2014 of a fraud discovered in a Petróleos Mexicanos (Pemex) supplier program involving Oceanografía S.A. de C.V. (OSA), a Mexican oil services company and a key supplier to Pemex, the SEC commenced a formal investigation and the U.S. Department of Justice requested information regarding Banamex’s dealings with OSA. The SEC inquiry has included requests for documents and witness testimony. Citi continues to cooperate fully with these inquiries.
Other Litigation: On February 26, 2016, a complaint was filed against Citigroup in the United States District Court for the Southern District of Florida alleging that it conspired with Oceanografía, S.A. de C.V. (OSA) and others with respect to receivable financings and other financing arrangements related to OSA in a manner that injured bondholders and other creditors of OSA. The complaint asserts claims on behalf of 39 plaintiffs that are characterized in the complaint variously as trade creditors of, investors in, or lenders to OSA. Plaintiffs collectively claim to have lost $1.1 billion as a result of OSA’s bankruptcy. The complaint asserts claims under the federal civil RICO law and seeks treble damages and other relief pursuant to that statute. The complaint also asserts claims for fraud and breach of fiduciary duty.
On August 23, 2016, plaintiffs filed an amended complaint adding common law claims for fraud, aiding and abetting fraud, and conspiracy on behalf of all plaintiffs. Citigroup has moved to dismiss the amended complaint. On January 30, 2018, the court granted Citigroup’s motion to dismiss. Additional information concerning this action is publicly available in court filings under the docket number 16-20725 (S.D. Fla.) (Gayles, J.).
On February 27, 2017, a complaint was filed against Citigroup in the United States District Court for the Southern District of New York by Oceanografía S.A. de C.V. (OSA) and its controlling shareholder, Amado Yáñez Osuna.  The complaint alleges that plaintiffs were injured when Citigroup made certain public statements about receivable financings and other financing arrangements related to OSA. The complaint asserts claims for malicious prosecution and tortious interference with existing and prospective business relationships. On December 4, 2017, plaintiffs filed an amended complaint adding CGMI, Citibank and Banco Nacional de México, or Banamex, as defendants and adding causes of action for fraud and breach of contract.  Citigroup has moved to dismiss the amended complaint.  Additional information concerning this action is publicly available in court filings under the docket number 1:17-cv-01434 (S.D.N.Y.) (Sullivan, J.).

Parmalat Litigation
On July 29, 2004, Dr. Enrico Bondi, the Extraordinary Commissioner appointed under Italian law to oversee the administration of various Parmalat companies, filed a complaint in New Jersey state court against Citigroup and Related Parties alleging, among other things, that the defendants “facilitated” a number of frauds by Parmalat insiders. On October 20, 2008, following trial, a jury rendered a verdict in Citigroup’s favor on Parmalat’s claims and in favor of Citibank on three counterclaims, awarding Citi $431 million. Parmalat has exhausted all appeals, and the judgment is now final. Additional information concerning this action is publicly available in court filings under the docket number A-2654-08T2 (N.J. Sup. Ct.). Citigroup has taken steps to enforce that judgment in the Italian courts. On August 29, 2014, the Court of Appeal of Bologna affirmed the decision in the full amount of $431 million, to be paid in Parmalat shares. Parmalat appealed the judgment to the Italian Supreme Court.
On June 16, 2015, Parmalat filed a claim in an Italian civil court in Milan claiming damages of €1.8 billion against Citigroup and Related Parties. On January 25, 2018, the Milan court dismissed Parmalat’s claim on grounds that it was duplicative of Parmalat’s previously unsuccessful New Jersey claims.

Referral Hiring Practices Investigations
Government and regulatory agencies in the U.S., including the SEC, are conducting investigations or making inquiries concerning compliance with the Foreign Corrupt Practices Act and other laws with respect to the hiring of candidates referred by or related to foreign government officials. Citigroup is cooperating with the investigations and inquiries.

Shareholder Derivative Litigation
On March 30, 2016, a derivative action captioned OKLAHOMA FIREFIGHTERS PENSION & RETIREMENT SYSTEM, ET AL. v. CORBAT, ET AL. was filed in the Delaware Chancery Court on behalf of Citigroup (as nominal defendant) against certain of Citigroup’s present and former directors and officers. Plaintiffs assert claims for breach of fiduciary duty and waste of corporate assets in connection with defendants’ alleged failure to exercise appropriate oversight and management of Bank Secrecy Act and anti-money laundering laws and regulations and related consent decrees concerning Citigroup subsidiaries, Banamex and Banamex USA (BUSA) as well as defendants’ alleged failures to implement adequate internal controls and exercise adequate oversight with respect to Citigroup subsidiaries’ participation in foreign exchange markets and credit card practices. On December 18, 2017, the court granted the defendants’ motion to dismiss plaintiffs’ amended supplemental complaint. On January 17, 2018, plaintiffs filed a motion to reopen the judgment and for leave to file a second amended complaint in the Delaware Chancery Court, as well as an appeal with the Delaware Supreme Court. Additional information concerning this action is publicly available in court filings under the docket numbers C.A. No. 12151-VCG (Del. Ch.) (Glasscock, Ch.) and 32,2018 (Del.).

Sovereign Securities Matters
Regulatory Actions: Government and regulatory agencies in the U.S. and in other jurisdictions are conducting investigations or making inquiries regarding Citigroup’s sales and trading activities in connection with sovereign securities. Citigroup is fully cooperating with these investigations and inquiries.

Antitrust and Other Litigation: Beginning in July 2015, CGMI and numerous other U.S. Treasury primary dealer banks were named as defendants in a number of substantially similar putative class actions involving allegations that they colluded to manipulate U.S. Treasury securities markets. In December 2015, the cases were consolidated in the United States District Court for the Southern District of New York by the Judicial Panel on Multidistrict Litigation. On August 23, 2017, the court appointed interim co-lead counsel.
Plaintiffs filed a consolidated complaint on November 16, 2017, which alleges that CGMI and other primary dealer defendants colluded to fix Treasury auction bids by sharing competitively sensitive information ahead of the auctions, in violation of the antitrust laws. The consolidated complaint also alleges that CGMI and other primary dealer defendants colluded to boycott and prevent the emergence of an anonymous, all-to-all electronic trading platform in the Treasuries secondary market, and seeks damages, including treble damages where authorized by statute, and injunctive relief. Additional information relating to this action is publicly available in court filings under the docket number 15-MD-2673 (S.D.N.Y.) (Gardephe, J.).
Beginning in May 2016, a number of substantially similar putative class action complaints were filed against a number of financial institutions and traders related to the supranational, sub-sovereign, and agency (SSA) bond market. The actions are based upon defendants’ roles as market makers and traders of SSA bonds and assert claims of alleged collusion under the antitrust laws and unjust enrichment and seek damages, including treble damages where authorized by statute, and disgorgement. In August 2016, these actions were consolidated in the United States District Court for the Southern District of New York, and interim co-lead counsel was appointed in December 2016.
Plaintiffs filed a consolidated complaint on April 7, 2017 that names Citigroup, Citibank, CGMI and CGML among the defendants. Plaintiffs filed an amended consolidated complaint on October 6, 2017, and defendants filed motions to dismiss on December 12, 2017. Additional information relating to this action is publicly available in court filings under the docket number 16-cv-03711 (S.D.N.Y.) (Ramos, J.).
On November 7, 2017, a class action related to the SSA bond market was filed in the Ontario Court of Justice against Citigroup, Citibank, CGMI, CGML, Citibank Canada and Citigroup Global Markets Canada, Inc., among other defendants, asserting claims for breach of contract, breach of the competition act, breach of foreign law, unjust enrichment, and civil conspiracy. Plaintiffs seek compensatory and punitive damages, as well as declaratory relief. Additional information relating to this action is publicly available in court filings under the docket number CV-17-586082-00CP (Ont. S.C.J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, Condensed Consolidating Balance Sheet as of December 31, 2017 and 2016 and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$22,499	$—	$—	$(22,499)	$—
Interest revenue	1	5,274	55,929	—	61,204
Interest revenue—intercompany	3,972	1,178	(5,150)	—	—
Interest expense	4,766	2,340	9,411	—	16,517
Interest expense—intercompany	829	2,297	(3,126)	—	—
Net interest revenue	$(1,622)	$1,815	$44,494	$—	$44,687
Commissions and fees	$—	$5,139	$7,800	$—	$12,939
Commissions and fees—intercompany	(2)	182	(180)	—	—
Principal transactions	1,654	1,019	6,495	—	9,168
Principal transactions—intercompany	934	1,200	(2,134)	—	—
Other income	(2,581)	855	6,381	—	4,655
Other income—intercompany	5	158	(163)	—	—
Total non-interest revenues	$10	$8,553	$18,199	$—	$26,762
Total revenues, net of interest expense	$20,887	$10,368	$62,693	$(22,499)	$71,449
Provisions for credit losses and for benefits and claims	$—	$—	$7,451	$—	$7,451
Operating expenses
Compensation and benefits	$(107)	$4,403	$16,885	$—	$21,181
Compensation and benefits—intercompany	120	—	(120)	—	—
Other operating	(318)	1,776	18,598	—	20,056
Other operating—intercompany	(35)	2,219	(2,184)	—	—
Total operating expenses	$(340)	$8,398	$33,179	$—	$41,237
Equity in undistributed income of subsidiaries	$(18,847)	$—	$—	$18,847	$—
Income (loss) from continuing operations before income taxes	$2,380	$1,970	$22,063	$(3,652)	$22,761
Provision (benefit) for income taxes	$9,178	$873	$19,337	$—	$29,388
Income (loss) from continuing operations	$(6,798)	$1,097	$2,726	$(3,652)	$(6,627)
Loss from discontinued operations, net of taxes	—	—	(111)	—	(111)
Net income (loss) before attribution of noncontrolling interests	$(6,798)	$1,097	$2,615	$(3,652)	$(6,738)
Noncontrolling interests	—	(1)	61	—	60
Net income (loss)	$(6,798)	$1,098	$2,554	$(3,652)	$(6,798)
Comprehensive income
Add: Other comprehensive income (loss)	$(2,791)	$(117)	$(5,969)	$6,086	$(2,791)
Total Citigroup comprehensive income (loss)	$(9,589)	$981	$(3,415)	$2,434	$(9,589)
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$—	$—	$114	$—	$114
Add: Net income attributable to noncontrolling interests	—	(1)	61	—	60
Total comprehensive income (loss)	$(9,589)	$980	$(3,240)	$2,434	$(9,415)

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$15,570	$—	$—	$(15,570)	$—
Interest revenue	7	4,586	53,022	—	57,615
Interest revenue—intercompany	3,008	545	(3,553)	—	—
Interest expense	4,419	1,418	6,674	—	12,511
Interest expense—intercompany	209	1,659	(1,868)	—	—
Net interest revenue	$(1,613)	$2,054	$44,663	$—	$45,104
Commissions and fees	$—	$4,340	$7,598	$—	$11,938
Commissions and fees—intercompany	(20)	246	(226)	—	—
Principal transactions	(1,025)	5,576	3,034	—	7,585
Principal transactions—intercompany	24	(2,842)	2,818	—	—
Other income	2,599	183	2,466	—	5,248
Other income—intercompany	(2,095)	305	1,790	—	—
Total non-interest revenues	$(517)	$7,808	$17,480	$—	$24,771
Total revenues, net of interest expense	$13,440	$9,862	$62,143	$(15,570)	$69,875
Provisions for credit losses and for benefits and claims	$—	$—	$6,982	$—	$6,982
Operating expenses
Compensation and benefits	$22	$4,719	$16,229	$—	$20,970
Compensation and benefits—intercompany	36	—	(36)	—	—
Other operating	482	1,634	18,330	—	20,446
Other operating—intercompany	217	1,333	(1,550)	—	—
Total operating expenses	$757	$7,686	$32,973	$—	$41,416
Equity in undistributed income of subsidiaries	$871	$—	$—	$(871)	$—
Income (loss) from continuing operations before income taxes	$13,554	$2,176	$22,188	$(16,441)	$21,477
Provision (benefit) for income taxes	$(1,358)	$746	$7,056	$—	$6,444
Income (loss) from continuing operations	$14,912	$1,430	$15,132	$(16,441)	$15,033
Loss from discontinued operations, net of taxes	—	—	(58)	—	(58)
Net income (loss) before attribution of noncontrolling interests	$14,912	$1,430	$15,074	$(16,441)	$14,975
Noncontrolling interests	—	(13)	76	—	63
Net income (loss)	$14,912	$1,443	$14,998	$(16,441)	$14,912
Comprehensive income
Add: Other comprehensive income (loss)	$(3,022)	$(26)	$2,364	$(2,338)	$(3,022)
Total Citigroup comprehensive income (loss)	$11,890	$1,417	$17,362	$(18,779)	$11,890
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$—	$—	$(56)	$—	$(56)
Add: Net income attributable to noncontrolling interests	—	(13)	76	—	63
Total comprehensive income (loss)	$11,890	$1,404	$17,382	$(18,779)	$11,897

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$13,500	$—	$—	$(13,500)	$—
Interest revenue	9	4,389	54,153	—	58,551
Interest revenue—intercompany	2,880	272	(3,152)	—	—
Interest expense	4,563	988	6,370	—	11,921
Interest expense—intercompany	(475)	1,304	(829)	—	—
Net interest revenue	$(1,199)	$2,369	$45,460	$—	$46,630
Commissions and fees	$—	$4,872	$9,613	$—	$14,485
Commissions and fees—intercompany	—	210	(210)	—	—
Principal transactions	1,012	5,532	(536)	—	6,008
Principal transactions—intercompany	(1,733)	(3,875)	5,608	—	—
Other income	3,294	403	5,534	—	9,231
Other income—intercompany	(3,054)	1,088	1,966	—	—
Total non-interest revenues	$(481)	$8,230	$21,975	$—	$29,724
Total revenues, net of interest expense	$11,820	$10,599	$67,435	$(13,500)	$76,354
Provisions for credit losses and for benefits and claims	$—	$—	$7,913	$—	$7,913
Operating expenses
Compensation and benefits	$(58)	$5,003	$16,824	$—	$21,769
Compensation and benefits—intercompany	59	—	(59)	—	—
Other operating	271	1,940	19,635	—	21,846
Other operating—intercompany	247	1,173	(1,420)	—	—
Total operating expenses	$519	$8,116	$34,980	$—	$43,615
Equity in undistributed income of subsidiaries	$4,601	$—	$—	$(4,601)	$—
Income (loss) from continuing operations before income taxes	$15,902	$2,483	$24,542	$(18,101)	$24,826
Provision (benefit) for income taxes	$(1,340)	$537	$8,243	$—	$7,440
Income (loss) from continuing operations	$17,242	$1,946	$16,299	$(18,101)	$17,386
Loss from discontinued operations, net of taxes	—	—	(54)	—	(54)
Net income (loss) before attribution of noncontrolling interests	$17,242	$1,946	$16,245	$(18,101)	$17,332
Noncontrolling interests	—	9	81	—	90
Net income (loss)	$17,242	$1,937	$16,164	$(18,101)	$17,242
Comprehensive income
Add: Other comprehensive income (loss)	$(6,128)	$(125)	$1,017	$(892)	$(6,128)
Total Citigroup comprehensive income (loss)	$11,114	$1,812	$17,181	$(18,993)	$11,114
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$—	$—	$(83)	$—	$(83)
Add: Net income attributable to noncontrolling interests	—	9	81	—	90
Total comprehensive income (loss)	$11,114	$1,821	$17,179	$(18,993)	$11,121

Condensed Consolidating Balance Sheet

	December 31, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$378	$23,397	$—	$23,775
Cash and due from banks—intercompany	13	3,750	(3,763)	—	—
Federal funds sold and resale agreements	—	182,685	49,793	—	232,478
Federal funds sold and resale agreements—intercompany	—	16,091	(16,091)	—	—
Trading account assets	—	139,462	112,094	—	251,556
Trading account assets—intercompany	38	2,711	(2,749)	—	—
Investments	27	181	352,082	—	352,290
Loans, net of unearned income	—	900	666,134	—	667,034
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,355)	—	(12,355)
Total loans, net	$—	$900	$653,779	$—	$654,679
Advances to subsidiaries	$139,722	$—	$(139,722)	$—	$—
Investments in subsidiaries	210,537	—	—	(210,537)	—
Other assets (1)	10,844	61,647	255,196	—	327,687
Other assets—intercompany	14,428	48,832	(63,260)	—	—
Total assets	$375,609	$456,637	$1,220,756	$(210,537)	$1,842,465
Liabilities and equity
Deposits	$—	$—	$959,822	$—	$959,822
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	134,888	21,389	—	156,277
Federal funds purchased and securities loaned or sold—intercompany	—	18,597	(18,597)	—	—
Trading account liabilities	—	80,801	43,246	—	124,047
Trading account liabilities—intercompany	15	2,182	(2,197)	—	—
Short-term borrowings	251	3,568	40,633	—	44,452
Short-term borrowings—intercompany	—	32,871	(32,871)	—	—
Long-term debt	152,163	18,048	66,498	—	236,709
Long-term debt—intercompany	—	60,765	(60,765)	—	—
Advances from subsidiaries	19,136	—	(19,136)	—	—
Other liabilities	2,673	62,113	54,700	—	119,486
Other liabilities—intercompany	631	9,753	(10,384)	—	—
Stockholders’ equity	200,740	33,051	178,418	(210,537)	201,672
Total liabilities and equity	$375,609	$456,637	$1,220,756	$(210,537)	$1,842,465

(1)	Other assets for Citigroup parent company at December 31, 2017 included $29.7 billion of placements to Citibank and its branches, of which $18.9 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$870	$22,173	$—	$23,043
Cash and due from banks—intercompany	142	3,820	(3,962)	—	—
Federal funds sold and resale agreements	—	196,236	40,577	—	236,813
Federal funds sold and resale agreements—intercompany	—	12,270	(12,270)	—	—
Trading account assets	6	121,484	122,435	—	243,925
Trading account assets—intercompany	1,173	907	(2,080)	—	—
Investments	173	335	352,796	—	353,304
Loans, net of unearned income	—	575	623,794	—	624,369
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,060)	—	(12,060)
Total loans, net	$—	$575	$611,734	$—	$612,309
Advances to subsidiaries	$143,154	$—	$(143,154)	$—	$—
Investments in subsidiaries	226,279	—	—	(226,279)	—
Other assets(1)	23,734	46,095	252,854	—	322,683
Other assets—intercompany	27,845	38,207	(66,052)	—	—
Total assets	$422,506	$420,799	$1,175,051	$(226,279)	$1,792,077
Liabilities and equity
Deposits	$—	$—	$929,406	$—	$929,406
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	122,320	19,501	—	141,821
Federal funds purchased and securities loaned or sold—intercompany	—	25,417	(25,417)	—	—
Trading account liabilities	—	87,714	51,331	—	139,045
Trading account liabilities—intercompany	1,006	868	(1,874)	—	—
Short-term borrowings	—	1,356	29,345	—	30,701
Short-term borrowings—intercompany	—	35,596	(35,596)	—	—
Long-term debt	147,333	8,128	50,717	—	206,178
Long-term debt—intercompany	—	41,287	(41,287)	—	—
Advances from subsidiaries	41,258	—	(41,258)	—	—
Other liabilities	3,466	57,430	57,887	—	118,783
Other liabilities—intercompany	4,323	7,894	(12,217)	—	—
Stockholders’ equity	225,120	32,789	194,513	(226,279)	226,143
Total liabilities and equity	$422,506	$420,799	$1,175,051	$(226,279)	$1,792,077

(1)	Other assets for Citigroup parent company at December 31, 2016 included $20.7 billion of placements to Citibank and its branches, of which $6.8 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$34,940	$(33,359)	$(10,168)	$—	$(8,587)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$(1)	$(185,739)	$—	$(185,740)
Proceeds from sales of investments	132	—	107,236	—	107,368
Proceeds from maturities of investments	—	—	84,369	—	84,369
Change in deposits with banks	—	11,861	(31,151)	—	(19,290)
Change in loans	—	—	(58,062)	—	(58,062)
Proceeds from sales and securitizations of loans	—	—	8,365	—	8,365
Proceeds from significant disposals	—	—	3,411	—	3,411
Change in federal funds sold and resales	—	9,730	(5,395)	—	4,335
Changes in investments and advances—intercompany	(899)	(2,790)	3,689	—	—
Other investing activities	—	(24)	(2,960)	—	(2,984)
Net cash provided by (used in) investing activities of continuing operations	$(767)	$18,776	$(76,237)	$—	$(58,228)
Cash flows from financing activities of continuing operations
Dividends paid	$(3,797)	$—	$—	$—	$(3,797)
Treasury stock acquired	(14,541)	—	—	—	(14,541)
Proceeds (repayments) from issuance of long-term debt, net	6,544	4,909	15,521	—	26,974
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(2,031)	2,031	—	—
Change in deposits	—	—	30,416	—	30,416
Change in federal funds purchased and repos	—	5,748	8,708	—	14,456
Change in short-term borrowings	49	2,212	11,490	—	13,751
Net change in short-term borrowings and other advances—intercompany	(22,152)	3,931	18,221	—	—
Capital contributions from parent	—	(748)	748	—	—
Other financing activities	(405)	—	—	—	(405)
Net cash provided by (used in) financing activities of continuing operations	$(34,302)	$14,021	$87,135	$—	$66,854
Effect of exchange rate changes on cash and due from banks	$—	$—	$693	$—	$693
Change in cash and due from banks	$(129)	$(562)	$1,423	$—	$732
Cash and due from banks at beginning of period	142	4,690	18,211	—	23,043
Cash and due from banks at end of period	$13	$4,128	$19,634	$—	$23,775
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$(3,730)	$678	$5,135	$—	$2,083
Cash paid during the year for interest	4,151	4,513	7,011	—	15,675
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$5,900	$—	$5,900
Transfers to OREO and other repossessed assets	—	—	113	—	113

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by operating activities of continuing operations	$12,777	$20,662	$20,493	$—	$53,932
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$(4)	$(211,398)	$—	$(211,402)
Proceeds from sales of investments	3,024	—	129,159	—	132,183
Proceeds from maturities of investments	234	—	65,291	—	65,525
Change in deposits with banks	—	(3,643)	(21,668)	—	(25,311)
Change in loans	—	—	(39,761)	—	(39,761)
Proceeds from sales and securitizations of loans	—	—	18,140	—	18,140
Proceeds from significant disposals	—	—	265	—	265
Change in federal funds sold and resales	—	(15,293)	(1,845)	—	(17,138)
Changes in investments and advances—intercompany	(18,083)	(5,574)	23,657	—	—
Other investing activities	—	—	(2,089)	—	(2,089)
Net cash used in investing activities of continuing operations	$(14,825)	$(24,514)	$(40,249)	$—	$(79,588)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,287)	$—	$—	$—	$(2,287)
Issuance of preferred stock	2,498	—	—	—	2,498
Treasury stock acquired	(9,290)	—	—	—	(9,290)
Proceeds (repayments) from issuance of long-term debt, net	7,005	5,916	(4,575)	—	8,346
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(9,453)	9,453	—	—
Change in deposits	—	—	24,394	—	24,394
Change in federal funds purchased and repos	—	3,236	(7,911)	—	(4,675)
Change in short-term borrowings	(164)	1,168	8,618	—	9,622
Net change in short-term borrowings and other advances—intercompany	4,620	680	(5,300)	—	—
Capital contributions from parent	—	5,000	(5,000)	—	—
Other financing activities	(316)	—	—	—	(316)
Net cash provided by financing activities of continuing operations	$2,066	$6,547	$19,679	$—	$28,292
Effect of exchange rate changes on cash and due from banks	$—	$—	$(493)	$—	$(493)
Change in cash and due from banks	$18	$2,695	$(570)	$—	$2,143
Cash and due from banks at beginning of period	124	1,995	18,781	—	20,900
Cash and due from banks at end of period	$142	$4,690	$18,211	$—	$23,043
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$351	$92	$3,916	$—	$4,359
Cash paid during the year for interest	4,397	3,115	4,555	—	12,067
Non-cash investing activities
Transfers to loans held-for-sale from loans	$—	$—	$13,900	$—	$13,900
Transfers to OREO and other repossessed assets	—	—	165	—	165

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$27,825	$12,336	$(424)	$—	$39,737
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$(4)	$(242,358)	$—	$(242,362)
Proceeds from sales of investments	—	53	141,417	—	141,470
Proceeds from maturities of investments	237	—	81,810	—	82,047
Change in deposits with banks	—	(8,414)	23,902	—	15,488
Change in loans	—	—	1,353	—	1,353
Proceeds from sales and securitizations of loans	—	—	9,610	—	9,610
Change in federal funds sold and resales	—	8,037	14,858	—	22,895
Proceeds from significant disposals	—	—	5,932	—	5,932
Payments due to transfers of net liabilities associated with significant disposals	—	—	(18,929)	—	(18,929)
Changes in investments and advances—intercompany	(35,548)	1,044	34,504	—	—
Other investing activities	3	(101)	(2,523)	—	(2,621)
Net cash provided by (used in) investing activities of continuing operations	$(35,308)	$615	$49,576	$—	$14,883
Cash flows from financing activities of continuing operations
Dividends paid	$(1,253)	$—	$—	$—	$(1,253)
Issuance of preferred stock	6,227	—	—	—	6,227
Treasury stock acquired	(5,452)	—	—	—	(5,452)
Proceeds (repayments) from issuance of long-term debt, net	127	(139)	(8,212)	—	(8,224)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	12,557	(12,557)	—	—
Change in deposits	—	—	8,555	—	8,555
Change in federal funds purchased and repos	—	(27,442)	500	—	(26,942)
Change in short-term borrowings	(845)	(1,737)	(34,674)	—	(37,256)
Net change in short-term borrowings and other advances—intercompany	9,106	4,054	(13,160)	—	—
Other financing activities	(428)	—	—	—	(428)
Net cash provided by (used in) financing activities of continuing operations	$7,482	$(12,707)	$(59,548)	$—	$(64,773)
Effect of exchange rate changes on cash and due from banks	$—	$—	$(1,055)	$—	$(1,055)
Change in cash and due from banks	$(1)	$244	$(11,451)	$—	$(11,208)
Cash and due from banks at beginning of period	125	1,751	30,232	—	32,108
Cash and due from banks at end of period	$124	$1,995	$18,781	$—	$20,900
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$111	$175	$4,692	$—	$4,978
Cash paid during the year for interest	4,916	2,346	4,769	—	12,031

Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$—	$—	$(9,063)	$—	$(9,063)
Decrease in investments associated with significant disposals reclassified to HFS	—	—	(1,402)	—	(1,402)
Decrease in goodwill and intangible assets associated with significant disposals reclassified to HFS	—	—	(223)	—	(223)
Decrease in deposits with banks with significant disposals reclassified to HFS	—	—	(404)	—	(404)
Transfers to loans held-for-sale from loans	—	—	28,600	—	28,600
Transfers to OREO and other repossessed assets	—	—	276	—	276
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$—	$—	$(4,673)	$—	$(4,673)

29. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017				2016
In millions of dollars, except per share amounts	Fourth(1)	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$17,255	$18,173	$17,901	$18,120	$17,012	$17,760	$17,548	$17,555
Operating expenses	10,083	10,171	10,506	10,477	10,120	10,404	10,369	10,523
Provisions for credit losses and for benefits and claims	2,073	1,999	1,717	1,662	1,792	1,736	1,409	2,045
Income from continuing operations before income taxes	$5,099	$6,003	$5,678	$5,981	$5,100	$5,620	$5,770	$4,987
Income taxes	23,864	1,866	1,795	1,863	1,509	1,733	1,723	1,479
Income (loss) from continuing operations	$(18,765)	$4,137	$3,883	$4,118	$3,591	$3,887	$4,047	$3,508
Income (loss) from discontinued operations, net of taxes	(109)	(5)	21	(18)	(3)	(30)	(23)	(2)
Net income before attribution of noncontrolling interests	$(18,874)	$4,132	$3,904	$4,100	$3,588	$3,857	$4,024	$3,506
Noncontrolling interests	19	(1)	32	10	15	17	26	5
Citigroup’s net income (loss)	$(18,893)	$4,133	$3,872	$4,090	$3,573	$3,840	$3,998	$3,501
Earnings per share(2)
Basic
Income (loss) from continuing operations	$(7.33)	$1.42	$1.27	$1.36	$1.14	$1.25	$1.25	$1.11
Net income (loss)	(7.38)	1.42	1.28	1.35	1.14	1.24	1.24	1.10
Diluted
Income (loss) from continuing operations	(7.33)	1.42	1.27	1.36	1.14	1.25	1.25	1.11
Net income (loss)	(7.38)	1.42	1.28	1.35	1.14	1.24	1.24	1.10
Common stock price per share
High close during the quarter	77.10	72.74	66.98	61.54	61.09	47.90	47.33	51.13
Low close during the quarter	71.33	65.95	57.72	55.68	47.03	40.78	38.48	34.98
Quarter end	74.41	72.74	66.88	59.82	59.43	47.23	42.39	41.75
Dividends per share of common stock	0.32	0.32	0.16	0.16	0.16	0.16	0.05	0.05

This Note to the Consolidated Financial Statements is unaudited due to the Company’s individual quarterly results not being subject to an audit.

(1)	The fourth quarter of 2017 includes the impact of Tax Reform. See Notes 1 and 9 to the Consolidated Financial Statements.

(2)	Due to averaging of shares, quarterly earnings per share may not sum to the totals reported for the full year.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

FINANCIAL DATA SUPPLEMENT

RATIOS

	2017	2016	2015
Citigroup’s net income to average assets(1)	0.84%	0.82%	0.95%
Return on average common stockholders’ equity(1)(2)	7.0	6.6	8.1
Return on average total stockholders’ equity(1)(3)	7.0	6.5	7.9
Total average equity to average assets(4)	12.1	12.6	11.9
Dividend payout ratio(1)(5)	18.0	8.9	3.0

(1)	2017 excludes the impact of Tax Reform. See “Impact of Tax Reform” above.

(2)	Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.

(3)	Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.

(4)	Based on average Citigroup stockholders’ equity as a percentage of average assets.

(5)	Dividends declared per common share as a percentage of net income per diluted share.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

		2017		2016		2015
In millions of dollars at year end except ratios	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate	Average balance
Banks	0.49%	$36,063	0.34%	$36,983	0.44%	$46,664
Other demand deposits	0.52	293,389	0.49	278,745	0.44	249,498
Other time and savings deposits(2)	1.23	191,363	1.16	189,049	1.24	198,733
Total	0.78%	$520,815	0.73%	$504,777	0.76%	$494,895

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.

(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS IN U.S. OFFICES

In millions of dollars at December 31, 2017	Under 3 months	Over 3 to 6 months	Over 6 to 12 months	Over 12 months
Over $100,000
Certificates of deposit	$13,087	$2,956	$795	$1,471
Other time deposits	4,221	603	15	280
Over $250,000
Certificates of deposit	$12,692	$2,633	$412	$951
Other time deposits	4,219	603	15	9

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

COMPETITION
The financial services industry is highly competitive. Citi’s competitors include a variety of financial services and advisory companies. Citi competes for clients and capital (including deposits and funding in the short- and long-term debt markets) with some of these competitors globally and with others on a regional or product basis. Citi’s competitive position depends on many factors, including, among others, the value of Citi’s brand name, reputation, the types of clients and geographies served; the quality, range, performance, innovation and pricing of products and services; the effectiveness of and access to distribution channels, technology advances, customer service and convenience; the effectiveness of transaction execution, interest rates and lending limits; and regulatory constraints. Citi’s ability to compete effectively also depends upon its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs. For additional information on competitive factors and uncertainties impacting Citi’s businesses, see “Risk Factors—Operational Risks” above.

PROPERTIES
Citi’s principal executive offices are currently in New York City at 388 Greenwich Street and are owned and fully occupied by Citi.
Citigroup Global Markets Holdings Inc.’s principal executive offices are in New York City at 388 Greenwich Street and 390 Greenwich Street. Both locations are owned and fully occupied by Citi.

Citigroup’s principal executive offices in EMEA are at 25 and 33 Canada Square in London’s Canary Wharf, with both buildings subject to long-term leases.
In Asia, Citi’s principal executive offices are in leased premises at Champion Tower in Hong Kong. Citi has other significant leased premises, including in Singapore, Kuala Lumpur, Manila and Japan. Citi has major or full ownership interests in country headquarter locations in Shanghai, Seoul and Mumbai.
Citi’s principal executive offices in Mexico, which also serve as the headquarters of Citibanamex, are in Mexico City. Citi’s principal executive offices for Latin America (other than Mexico) are in leased premises in Miami.
Citi also owns or leases over 55 million square feet of real estate in 95 countries, consisting of over 7,700 properties.
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

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi, in its related quarterly report on Form 10-Q, previously disclosed reportable activities pursuant to Section 219 for the first, second and third quarters of 2017.
 During the fourth quarter of 2017, Bank Handlowy w Warszawie S.A., a Citibank subsidiary located in Poland, processed two funds transfers involving the Iranian Embassy in Poland.  The value of both funds transfers was EUR 60 each for a total of EUR 120 (approximately $70.48 per transfer for a total of $140.96).  These payments were for visa-related fees, which are permissible under the travel exemption in the Iranian Transactions and Sanctions Regulations.  Bank Handlowy w Warszawie realized EUR 2.36 (approximately $2.93) in fees for processing a foreign currency payment.

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended December 31, 2017:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
October 2017
Open market repurchases(1)	24.0	$73.69	$8,342
Employee transactions(2)	—	—	N/A
November 2017
Open market repurchases(1)	25.3	72.63	6,504
Employee transactions(2)	—	—	N/A
December 2017
Open market repurchases(1)	24.9	75.50	4,625
Employee transactions(2)	—	—	N/A
Total for 4Q17 and remaining program balance as of December 31, 2017	74.2	$73.94	$4,625

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

N/A Not applicable

Dividends
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on regulatory approval, including an annual regulatory review of the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. For additional information regarding Citi’s capital planning and stress testing, see “Capital Resources—Current Regulatory Capital Standards—Stress Testing Component of Capital Planning” and “Risk Factors—Strategic Risks” above. Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations to its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the Consolidated Financial Statements.

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citi’s common stock, which is listed on the NYSE under the ticker symbol “C” and held by X common stockholders of record as of January 31, 2018, with the cumulative total return of the S&P 500 Index and the S&P Financial Index over the five-year period through December 31, 2017. The graph and table assume that $100 was invested on December 31, 2012 in Citi’s common stock, the S&P 500 Index and the S&P Financial Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DATE	CITI	S&P 500	S&P FINANCIALS
31-Dec-2012	100.0	100.0	100.0
31-Dec-2013	131.8	132.4	135.6
31-Dec-2014	137.0	150.5	156.2
31-Dec-2015	131.4	152.6	153.9
31-Dec-2016	152.3	170.8	188.9
31-Dec-2017	193.5	208.1	230.9

CORPORATE INFORMATION

CITIGROUP EXECUTIVE OFFICERS
Citigroup’s executive officers as of February 23, 2018 are:

Name	Age	Position and office held
Raja J. Akram	45	Controller and Chief Accounting Officer
Francisco Aristeguieta	52	CEO, Asia Pacific
Stephen Bird	51	CEO, Global Consumer Banking
Don Callahan	61	Head of Operations and Technology
Michael L. Corbat	57	Chief Executive Officer
James C. Cowles	62	CEO, Europe, Middle East and Africa
Barbara Desoer	65	CEO, Citibank, N.A.
James A. Forese	55	President; CEO, Institutional Clients Group
Jane Fraser	50	CEO, Latin America
John C. Gerspach	64	Chief Financial Officer
Bradford Hu	54	Chief Risk Officer
William J. Mills	62	CEO, North America
J. Michael Murray	53	Head of Human Resources
Rohan Weerasinghe	67	General Counsel and Corporate Secretary

Each executive officer has held executive or management positions with Citigroup for at least five years, except that:

•
Mr. Akram joined Citi in 2006 and assumed his current position in November 2017. Previously, he had served as Deputy Controller since April 2017. He held a number of other roles in Citi Finance, including Lead Finance Officer for Treasury and Trade Solutions, Brazil Country Controller, Brazil Country Finance Officer and head of the Corporate Accounting Policy team supporting M&A activities.

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
Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citi website by clicking on “About Us,” and then “Corporate Governance.” Citi’s Corporate Governance Guidelines can also be found there, as well as the charters for the Audit Committee, the Ethics and Culture Committee, the Nomination, Governance and Public Affairs Committee, the Operations and Technology Committee, the Personnel and Compensation Committee and the Risk Management Committee of the Board. These materials are also available by writing to Citigroup Inc., Corporate Governance, 601 Lexington Avenue, 19th Floor, New York, New York 10022.

CITIGROUP BOARD OF DIRECTORS

Michael L. Corbat
Chief Executive Officer
Citigroup Inc.

Ellen M. Costello
Former President, CEO,
BMO Financial Corporation, and Former U.S. Country Head
BMO Financial Group

John C. Dugan
Former Chairman
Financial Institutions Group
Covington & Burling LLP

Duncan P. Hennes
Co-Founder and Partner of
Atrevida Partners, LLC

Peter Blair Henry
Dean Emeritus and W. R. Berkley Professor of Economics and Finance
New York University
Leonard N. Stern School of Business

Franz B. Humer
Former Chairman
Roche Holding Ltd.

S. Leslie Ireland
Former Assistant Secretary for Intelligence and Analysis
U.S. Department of the Treasury

Renée J. James
Chairman and CEO
Ampere Computing and Operating Executive
The Carlyle Group

Eugene M. McQuade
Former Vice Chairman
Citigroup Inc. and
Former Chief Executive Officer Citibank, N.A.

Michael E. O’Neill
Chairman
Citigroup Inc.

Gary M. Reiner
Operating Partner
General Atlantic LLC

Anthony M. Santomero
Former President
Federal Reserve Bank of
Philadelphia

Diana L. Taylor
Vice Chair
Solera Capital, LLC

James S. Turley
Former Chairman and CEO
Ernst & Young

Deborah C. Wright
Former Chairman
Carver Bancorp, Inc.

Ernesto Zedillo Ponce de Leon
Director, Center for the
Study of Globalization and
Professor in the Field
of International
Economics and Politics,
Yale University

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2018.

Citigroup Inc.
(Registrant)

/s/ John C. Gerspach

John C. Gerspach
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2018.

Citigroup’s Principal Executive Officer and a Director:

/s/ Michael L. Corbat

Michael L. Corbat

Citigroup’s Principal Financial Officer:

/s/ John C. Gerspach

John C. Gerspach

Citigroup’s Principal Accounting Officer:

/s/ Raja J. Akram

Raja J. Akram

The Directors of Citigroup listed below executed a power of attorney appointing John C. Gerspach their attorney-in-fact, empowering him to sign this report on their behalf.

Ellen M. Costello	Michael E. O’Neill
John C. Dugan	Anthony M. Santomero
Duncan P. Hennes	Diana L. Taylor
Peter Blair Henry	James S. Turley
Franz B. Humer	Deborah C. Wright
S. Leslie Ireland	Ernesto Zedillo Ponce de Leon
Eugene M. McQuade

/s/ John C. Gerspach

John C. Gerspach

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01
Restated Certificate of Incorporation of the Company, as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-9924).

3.02	By-Laws of the Company, as amended, as in effect on the date hereof, incorporated by reference to the Company’s Current Report on Form 8-K filed October 27, 2015 (File No. 001-09924).

4.01
Form of Senior Indenture between the Company and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed November 13, 2013 (File No. 333-192302).

4.02
First Supplemental Indenture, dated as of February 1, 2016, between Citigroup and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-9924).

4.03
Second Supplemental Indenture, dated as of December 29, 2016, between Citigroup and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on December 29, 2016 (File No. 001-9924).

4.04
Third Supplemental Indenture dated as of June 26, 2017 among Citigroup Global Markets Holdings Inc., the Company and The Bank of New York Mellon, as trustee, to Indenture dated as of November 13, 2013, incorporated by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2017 (File No. 001-09924).

4.05
Subordinated Debt Indenture, dated as of April 12, 2001, between the Company and The Bank of New York Mellon, as successor to JP Morgan Chase Bank (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed February 4, 2013 (No. 333-186425).

4.06
First Supplemental Indenture, dated as of August 2, 2004, between the Company and J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3/A filed August 31, 2004 (No. 333-117615).

4.07
Second Supplemental Indenture, dated as of May 18, 2016, between Citigroup and The Bank of New York Mellon, as successor to J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 20, 2016 (No. 001-9924).

4.08
Third Supplemental Indenture, dated as of March 1, 2017, between Citigroup and The Bank of New York Mellon, as successor to J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-3 filed March 1, 2017 (No. 333-216372).

4.09
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

4.11
Second Supplemental Indenture, dated as of January 31, 1991, between Primerica Holdings, Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.03 to the Company’s Registration Statement on Form S-3 filed December 8, 1992 (No. 03355542).

4.12
Third Supplemental Indenture, dated as of December 9, 1992, among Primerica Holdings, Inc., Primerica Corporation and The Bank of New York, as trustee, incorporated by reference to Exhibit 5 to the Company’s Form 8-A dated December 21, 1992, with respect to its 7 3/4% Notes Due June 15, 1999 (No. 001-09924).

4.13
Fourth Supplemental Indenture, dated as of November 2, 1998, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-09924).

4.14
Fifth Supplemental Indenture, dated as of December 9, 2008, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.04 to the Company’s Current Report on Form 8-K filed December 11, 2008 (No. 001-09924).

4.15
Sixth Supplemental Indenture, dated as of December 20, 2012, between the Company and The Bank of New York Mellon, as trustee, providing for the issuance of debt securities, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed December 21, 2012 (No. 001-09924).

4.16
Seventh Supplemental Indenture, dated as of May 18, 2016, between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2016 (No. 001-9924).

4.17
Senior Debt Indenture, dated as of June 1, 2005, among Citigroup Funding Inc., the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3 filed March 13, 2006 (No. 333-132370-01).

4.18
Second Supplemental Indenture, dated as of December 20, 2012, among Citigroup Funding Inc., the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 21, 2012 (No. 001-09924).

4.19
Indenture, dated as of July 23, 2004, between the Company and JPMorgan Chase Bank, as trustee, incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed July 23, 2004 (No. 333-117615).

4.20
Warrant Agreement (relating to Warrants (expiring January 4, 2019)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed January 26, 2011 (File No. 001-09924).

4.21	Specimen Warrant for 255,033,142 Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed January 26, 2011 (File No. 001-09924).

4.22
Warrant Agreement (relating to Warrants (expiring October 28, 2018)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed January 26, 2011 (File No. 001-09924).

4.23	Specimen Warrant for 210,084,034 Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed January 26, 2011 (File No. 001-09924).

4.24
Form of Capital Securities Guarantee Agreement between the Company, as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.32 to the Company’s Registration Statement on Form S-3 filed July 2, 2004 (File No. 333-117615).

4.25	Specimen Physical Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2011 (File No. 001-09924).

10.01*
Citi Discretionary Incentive and Retention Award Plan (as Amended and Restated Effective as of January 1, 2015), incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-09924) (the “Company’s 2014 10-K”).

10.02.1*
Citigroup 1999 Stock Incentive Plan (as amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-09924) (the “Company’s 2008 10-K”).

10.02.2*
Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 24, 2013), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2013 (File No. 001-09924).

10.02.3*
Citigroup 2014 Stock Incentive Plan (as amended and restated effective April 26, 2016), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K April 29, 2016 (File No. 333-211479).

10.03*	Citigroup Inc. Deferred Cash Award Plan (as Amended and Restated Effective as of January 1, 2015), incorporated by reference to Exhibit 10.03 to the Company’s 2014 10-K.

10.04.1*
Form of Citigroup Inc. 2014 CAP/DCAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-09924).

10.04.2*
Form of Citigroup Inc. 2015 CAP/DCAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-09924).

10.04.3*
Form of Citigroup Inc. CAP/DCAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-09924).

10.05*	Form of Citigroup Executive Premium Price Option Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 001-09924).

10.06*
The Amended and Restated 2011 Citigroup Executive Performance Plan (as amended and restated January 1, 2016, and as further amended on February 16, 2017), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed for the quarterly period ended March 31, 2017 (File No. 001-09924).

10.07.1*
Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 18, 2015), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-09924).

10.07.2*
Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 16, 2016 and in future years), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (File No. 001-09924).

10.07.3
Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 16, 2017 and in future years), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 001-09924).

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

10.10.5*	Nonqualified Plan Amendment to the 2009 Amended Citibank Supplemental ERISA Plan, approved November 19, 2009, incorporated by reference to Exhibit 10.01.4 to the Company’s 2009 10-K.

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

10.14*
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

101.01+
Financial statements from the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2017, filed February 23, 2018, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2017 Annual Report on Form 10-K) to security holders who make written request to Citigroup Inc., Corporate Governance, 153 East 53rd Street, 19th Floor, New York, New York 10022.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.