Form 10-Q
period 2018-03-31
CITIGROUP INC
filed 2018-05-01
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on March 31, 2018: 2,549,933,493

Available on the web at www.citigroup.com

CITIGROUP’S FIRST QUARTER 2018—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K).
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
Certain reclassifications, including a realignment of certain businesses, have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation. For additional information on certain recent reclassifications, see Notes 1 and 3 to the Consolidated Financial Statements below and Notes 1 and 3 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

First Quarter of 2018—Balanced Operating Results and Continued Momentum
As described further throughout this Executive Summary, Citi reported balanced operating results in the first quarter of 2018, reflecting continued momentum across businesses and geographies, including many of those areas where Citi has been making investments. During the quarter, Citi had revenue and loan growth in the Institutional Clients Group (ICG) and across products and all three regions in Global Consumer Banking (GCB). Citi also continued to demonstrate expense and credit discipline, resulting in positive operating leverage and an improvement in pre-tax earnings.
In the first quarter of 2018, Citi continued to return capital to shareholders. During the quarter, Citi returned approximately $3.1 billion in the form of common stock repurchases and dividends and repurchased approximately 30 million common shares as outstanding common shares declined 7% from the prior-year period. Despite the continued progress in improving the capital return for shareholders, each of Citi’s key regulatory capital metrics remained strong (see “Capital” below).
While global economic growth has continued and the macroeconomic environment remains positive, there continue to be various economic, political and other risks and uncertainties that could impact Citi’s businesses and future results. For a discussion of the risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition during 2018, see each respective business’s results of operations and “Forward-Looking Statements” below, as well as each respective business’s results of operations and the “Managing Global Risk” and “Risk Factors” sections in Citi’s 2017 Annual Report on Form 10-K.

First Quarter of 2018 Summary Results

Citigroup
Citigroup reported net income of $4.6 billion, or $1.68 per share, compared to net income of $4.1 billion, or $1.35 per share, in the prior-year period. The 13% increase in net income was driven by higher revenues and a significantly lower effective tax rate due to the impact of the Tax Cuts and Jobs Act (Tax Reform), partially offset by higher expenses and cost of credit. Earnings per share increased 24% due to the growth in net income and a 7% reduction in average shares outstanding driven by the capital return to common shareholders.
Citigroup revenues of $18.9 billion in the first quarter of 2018 increased 3%, driven by 7% aggregate growth in GCB and ICG, partially offset by a 51% decrease in Corporate/Other, primarily due to the continued wind-down of legacy assets.
Citigroup’s end-of-period loans increased 7% to $673 billion versus the prior-year period. Excluding the impact of foreign currency translation in U.S. dollars for reporting purposes (FX translation), Citigroup’s end-of-period loans grew 6%, as 7% aggregate growth in GCB and ICG was partially offset by the continued wind-down of legacy assets in Corporate/Other (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures). Citigroup’s end-of-period deposits increased 5% to $1.0 trillion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s deposits were up 3%, driven by a 5% increase in ICG deposits, while GCB deposits were largely unchanged.

Expenses
Citigroup operating expenses increased 2% to $10.9 billion versus the prior-year period, as the impact of higher volume-related expenses and ongoing investments were offset by efficiency savings and the wind-down of legacy assets. Year-over-year, ICG operating expenses were up 7% and GCB operating expenses increased 5%, while Corporate/Other operating expenses declined 35%, all versus the prior-year period.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $1.9 billion increased 12% from the prior-year period. The increase was mostly driven by a $158 million increase in net credit losses, primarily in North America GCB, and a net loan loss reserve release of $36 million, compared to a net loan loss reserve release of $77 million in the prior-year period. The increase reflected volume growth and seasoning in the North America cards portfolios, as well as a lower net reserve release in ICG.
Net credit losses of $1.9 billion increased 9% versus the prior-year period. Consumer net credit losses increased 6% to
$1.8 billion, mostly reflecting volume growth and seasoning in the North America cards portfolios. The increase in consumer net credit losses was partially offset by the continued wind-down of legacy assets in Corporate/Other. Corporate net credit losses increased $59 million to $96 million.
For additional information on Citi’s consumer and corporate credit costs and allowance for loan losses, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 Capital and Tier 1 Capital ratios, on a fully implemented basis, were 12.1% and 13.7% as of March 31, 2018 (based on the Basel III Standardized Approach for determining risk-weighted assets), respectively, compared to 12.8% and 14.5% as of March 31, 2017 (based on the Basel III Advanced Approaches for determining risk-weighted assets). The decline in regulatory capital ratios reflected the return of capital to common shareholders and the previously disclosed approximate $6 billion reduction in Common Equity Tier 1 (CET1) Capital in the fourth quarter of 2017 due to the impact of Tax Reform, partially offset by net income. Citigroup’s Supplementary Leverage ratio as of

March 31, 2018, on a fully implemented basis, was 6.7%, compared to 7.3% as of March 31, 2017. For additional information on Citi’s capital ratios and related components, including the impact of Tax Reform on its capital ratios, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $1.4 billion increased 40%, as higher revenues and a lower effective tax rate were partially offset by higher expenses and higher cost of credit. Operating expenses were $4.7 billion, up 5%, as higher volume-related expenses and continued investments were partially offset by efficiency savings across all three regions.
GCB revenues of $8.4 billion increased 7% versus the prior-year period, driven by growth across all regions and the impact of the Hilton portfolio sale in North America Citi-branded cards. The sale resulted in a pre-tax gain of $150 million, partially offset by the loss of operating revenues, for a net year-over-year benefit of approximately $120 million. North America GCB revenues increased 4% to $5.2 billion, driven by higher revenues across all businesses. Citi-branded cards revenues of $2.2 billion were up 6% versus the prior-year period, driven by the sale of the Hilton portfolio. Excluding Hilton, revenues were roughly flat, as growth in interest-earning balances was mostly offset by higher cost of funds and the impact of additional partnership terms. Citi retail services revenues of $1.6 billion increased 2% versus the prior-year period, primarily reflecting continued loan growth. Retail banking revenues increased 4% from the prior-year period to $1.3 billion. Excluding mortgage revenues, retail banking revenues of $1.2 billion were up 8% from the prior-year period, driven by continued growth in deposit margins, growth in investments and loans and increased commercial banking activity.
North America GCB average deposits of $181 billion decreased 2% year-over-year, primarily driven by lower mortgage escrow balances as well as a reduction in money market balances, reflecting transfers to investments. North America GCB average retail loans of $56 billion grew 1% and assets under management of $61 billion grew 10%. Average Citi-branded card loans of $87 billion increased 5%, while Citi-branded card purchase sales of $79 billion increased 8% versus the prior-year period. Average Citi retail services loans of $47 billion increased 4% versus the prior-year period, while Citi retail services purchase sales of $17 billion were up 3%. For additional information on the results of operations of North America GCB for the first quarter of 2018, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) increased 13% versus the prior-year period to $3.3 billion. Excluding the impact of FX translation, international GCB revenues increased 8% versus the prior-year period. Latin America GCB revenues increased 8% versus the prior-year period, reflecting growth in cards revenues as well as volume growth across retail loans and deposits and improved deposit spreads. Asia GCB revenues increased 7% (6% excluding a modest one-time gain in the first quarter of 2018) versus the prior-year period, primarily reflecting an increase in wealth management and cards revenues. For additional information on the results of operations of Latin America GCB and Asia GCB for the first quarter of 2018, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, international GCB average deposits of $128 billion increased 3%, average retail loans of $91 billion increased 4%, assets under management of $103 billion increased 10%, average card loans of $25 billion increased 4% and card purchase sales of $26 billion increased 7%, all excluding the impact of FX translation.

Institutional Clients Group
ICG net income of $3.3 billion increased 11%, driven by higher revenues and a lower effective tax rate, partially offset by higher operating expenses and cost of credit. ICG operating expenses increased 7% to $5.5 billion, driven by the impact of FX translation and a higher level of investment spending.
ICG revenues were $9.8 billion in the first quarter of 2018, up 6% from the prior-year period, primarily driven by a 9% increase in Banking revenues and a 3% increase in Markets and securities services. The increase in Banking revenues included the impact of $23 million of gains on loan hedges within corporate lending, compared to losses of $115 million in the prior-year period.
Banking revenues of $4.8 billion (excluding the impact of gains (losses) on loan hedges within corporate lending) increased 6%, driven by solid growth in treasury and trade solutions, private bank and corporate lending, partially offset by lower revenues in investment banking. Investment banking revenues of $1.1 billion decreased 10% versus the prior-year period, reflecting declines in the overall market wallet and the timing of episodic deal activity. Advisory revenues decreased 14% to $215 million, equity underwriting revenues decreased 14% to $216 million and debt underwriting revenues decreased 8% to $699 million, all versus the prior-year period.
Private bank revenues increased 21% to $904 million, versus the prior-year period, driven by growth in clients, loans, investments and deposits, as well as improved deposit spreads. Corporate lending revenues increased 68% to $544 million. Excluding the impact of gains (losses) on loan hedges, corporate lending revenues increased 19% versus the prior-year period, primarily driven by loan growth and lower hedging costs. Treasury and trade solutions revenues of $2.3 billion increased 8% versus the prior-year period, reflecting volume growth and improved deposit spreads, with growth in both net interest and fee income.
Markets and securities services revenues of $5.0 billion increased 3% from the prior-year period, as strong revenue growth in equity markets and securities services was partially offset by a decline in fixed income markets revenues. Fixed income markets revenues of $3.4 billion decreased 7% from the prior-year period, driven by a less favorable environment and lower investor client activity in G10 rates and spread products, partially offset by strong corporate client activity in G10 foreign exchange and local markets rates and currencies. Equity markets revenues of $1.1 billion increased 38% from the prior-year period, with growth across all products, as volatility increased and momentum with investor clients continued. Securities services revenues of $641 million increased 16%, driven by continued growth in client volumes and higher interest revenue. For additional information on the results of operations of ICG for the first quarter of 2018, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net loss was $86 million in the first quarter of 2018, compared to net income of $97 million in the prior-year period, reflecting lower revenues, partially offset by lower operating expenses. Operating expenses of $741 million declined 35% from the prior-year period, largely reflecting the wind-down of legacy assets.
Corporate/Other revenues were $591 million, down 51% from the prior-year period, primarily reflecting the continued wind-down of legacy assets.
For additional information on the results of operations of Corporate/Other for the first quarter of 2018, see “Corporate/Other” below.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per-share amounts and ratios	2018	2017	% Change
Net interest revenue	$11,172	$10,955	2%
Non-interest revenue	7,700	7,411	4
Revenues, net of interest expense	$18,872	$18,366	3%
Operating expenses	10,925	10,723	2
Provisions for credit losses and for benefits and claims	1,857	1,662	12
Income from continuing operations before income taxes	$6,090	$5,981	2%
Income taxes(1)	1,441	1,863	(23)
Income from continuing operations	$4,649	$4,118	13%
Income (loss) from discontinued operations, net of taxes(2)	(7)	(18)	61
Net income before attribution of noncontrolling interests	$4,642	$4,100	13%
Net income attributable to noncontrolling interests	22	10	NM
Citigroup’s net income	$4,620	$4,090	13%
Less:
Preferred dividends—Basic	$272	$301	(10)%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	51	55	(7)
Income allocated to unrestricted common shareholders for basic and diluted EPS	$4,297	$3,734	15%
Earnings per share
Basic
Income from continuing operations	1.68	1.36	24
Net income	1.68	1.35	24
Diluted
Income from continuing operations	$1.68	$1.36	24%
Net income	1.68	1.35	24
Dividends declared per common share	0.32	0.16	100

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

Citigroup Inc. and Consolidated Subsidiaries
	First Quarter
In millions of dollars, except per-share amounts, ratios and direct staff	2018	2017	% Change
At March 31:
Total assets	$1,922,104	$1,821,479	6%
Total deposits	1,001,219	949,990	5
Long-term debt	237,938	208,530	14
Citigroup common stockholders’ equity(1)	182,759	208,723	(12)
Total Citigroup stockholders’ equity(1)	201,915	227,976	(11)
Direct staff (in thousands)	209	215	(3)
Performance metrics
Return on average assets	0.98%	0.91%
Return on average common stockholders’ equity(1)(3)	9.7	7.4
Return on average total stockholders’ equity(1)(3)	9.3	7.3
Efficiency ratio (total operating expenses/total revenues)	58	58
Basel III ratios—full implementation(1)
Common Equity Tier 1 Capital(4)(5)	12.05%	12.81%
Tier 1 Capital(4)(5)	13.67	14.48
Total Capital(4)(5)	16.01	16.52
Supplementary Leverage ratio(5)	6.71	7.27
Citigroup common stockholders’ equity to assets(1)	9.51%	11.46%
Total Citigroup stockholders’ equity to assets(1)	10.50	12.52
Dividend payout ratio(6)	19.0	11.9
Total payout ratio(7)	71	59
Book value per common share(1)	$71.67	$75.81	(5)%
Tangible book value (TBV) per share(8)(1)	61.02	65.88	(7)
Ratio of earnings to fixed charges and preferred stock dividends	2.10x	2.51x

(1)
The first quarter of 2018 reflects the impact of Tax Reform. For additional information on Tax Reform, including the impact on Citi’s fourth quarter and full-year 2017 results, see Citi’s 2017 Annual Report on Form 10-K.

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

(4)
Citi’s reportable Common Equity Tier 1 (CET1) Capital and Tier 1 Capital ratios were the lower derived under the U.S. Basel III Standardized Approach at March 31, 2018, and U.S. Basel III Advanced Approaches at March 31, 2017. Citi’s reportable Total Capital ratios were derived under the U.S. Basel III Advanced Approaches for both periods presented. This reflects the U.S. Basel III requirement to report the lower of risk-based capital ratios under both the Standardized Approach and Advanced Approaches in accordance with the Collins Amendment of the Dodd-Frank Act.

(5)
Citi’s risk-based capital and leverage ratios as of March 31, 2017 are non-GAAP financial measures, which reflect full implementation of regulatory capital adjustments and deductions prior to the effective date of January 1, 2018.

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

(8)	For information on TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity” below.
NM Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	First Quarter
In millions of dollars	2018	2017	% Change
Income from continuing operations
Global Consumer Banking
North America	$838	$614	36%
Latin America	183	135	36
Asia(1)	373	249	50
Total	$1,394	$998	40%
Institutional Clients Group
North America	$857	$1,077	(20)%
EMEA	1,113	862	29
Latin America	491	482	2
Asia	868	590	47
Total	$3,329	$3,011	11%
Corporate/Other	(74)	109	NM
Income from continuing operations	$4,649	$4,118	13%
Discontinued operations	$(7)	$(18)	61%
Net income attributable to noncontrolling interests	22	10	NM
Citigroup’s net income	$4,620	$4,090	13%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	First Quarter
In millions of dollars	2018	2017	% Change
Global Consumer Banking
North America	$5,157	$4,945	4%
Latin America	1,347	1,167	15
Asia(1)	1,929	1,734	11
Total	$8,433	$7,846	7%
Institutional Clients Group
North America	$3,265	$3,522	(7)%
EMEA	3,167	2,854	11
Latin America	1,210	1,169	4
Asia	2,206	1,774	24
Total	$9,848	$9,319	6%
Corporate/Other	591	1,201	(51)
Total Citigroup net revenues	$18,872	$18,366	3%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$7,493	$65,194	$130,017	$—	$202,704
Federal funds sold and securities borrowed or purchased under agreements to resell	291	257,288	308	—	257,887
Trading account assets	662	260,226	7,920	—	268,808
Investments	1,475	111,464	239,032	—	351,971
Loans, net of unearned income and allowance for loan losses	294,808	345,478	20,298	—	660,584
Other assets	37,341	107,949	34,860	—	180,150
Net inter-segment liquid assets(4)	80,816	259,120	(339,936)	—	—
Total assets	$422,886	$1,406,719	$92,499	$—	$1,922,104
Liabilities and equity
Total deposits	$314,355	$665,987	$20,877	$—	$1,001,219
Federal funds purchased and securities loaned or sold under agreements to repurchase	4,359	167,391	9	—	171,759
Trading account liabilities	142	143,018	801	—	143,961
Short-term borrowings	588	20,256	15,250	—	36,094
Long-term debt(3)	1,977	36,913	45,974	153,074	237,938
Other liabilities	18,379	95,702	14,186	—	128,267
Net inter-segment funding (lending)(3)	83,086	277,452	(5,549)	(354,989)	—
Total liabilities	$422,886	$1,406,719	$91,548	$(201,915)	$1,719,238
Total stockholders’ equity(5)	—	—	951	201,915	202,866
Total liabilities and equity	$422,886	$1,406,719	$92,499	$—	$1,922,104

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of March 31, 2018. The respective segment information depicts the assets and liabilities managed by each segment as of such date.

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

(4)
Represents the attribution of Citigroup’s liquid assets (primarily consisting of cash, marketable equity securities, and available-for-sale debt securities) to the various businesses based on Liquidity Coverage Ratio (LCR) assumptions.

(5)	Corporate/Other equity represents noncontrolling interests.

This page intentionally left blank.

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,433 branches in 19 countries and jurisdictions as of March 31, 2018. At March 31, 2018, GCB had approximately $423 billion in assets and $314 billion in deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	First Quarter
In millions of dollars except as otherwise noted	2018	2017	% Change
Net interest revenue	$6,980	$6,579	6%
Non-interest revenue	1,453	1,267	15
Total revenues, net of interest expense	$8,433	$7,846	7%
Total operating expenses	$4,681	$4,451	5%
Net credit losses	$1,736	$1,603	8%
Credit reserve build (release)	144	177	(19)
Provision (release) for unfunded lending commitments	(1)	6	NM
Provision for benefits and claims	26	29	(10)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$1,905	$1,815	5%
Income from continuing operations before taxes	$1,847	$1,580	17%
Income taxes	453	582	(22)
Income from continuing operations	$1,394	$998	40%
Noncontrolling interests	2	1	100
Net income	$1,392	$997	40%
Balance Sheet data (in billions of dollars)
Total EOP assets	$423	$411	3%
Average assets	423	410	3
Return on average assets	1.33%	0.99%
Efficiency ratio	56	57
Average deposits	$309	$303	2
Net credit losses as a percentage of average loans	2.30%	2.24%
Revenue by business
Retail banking	$3,471	$3,175	9%
Cards(1)	4,962	4,671	6
Total	$8,433	$7,846	7%
Income from continuing operations by business
Retail banking	$524	$333	57%
Cards(1)	870	665	31
Total	$1,394	$998	40%
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$8,433	$7,846	7%
Impact of FX translation(2)	—	139
Total revenues—ex-FX(3)	$8,433	$7,985	6%
Total operating expenses—as reported	$4,681	$4,451	5%
Impact of FX translation(2)	—	87
Total operating expenses—ex-FX(3)	$4,681	$4,538	3%
Total provisions for LLR & PBC—as reported	$1,905	$1,815	5%
Impact of FX translation(2)	—	27
Total provisions for LLR & PBC—ex-FX(3)	$1,905	$1,842	3%
Net income—as reported	$1,392	$997	40%
Impact of FX translation(2)	—	18
Net income—ex-FX(3)	$1,392	$1,015	37%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2018 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
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
As of March 31, 2018, North America GCB’s 694 retail bank branches are concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of March 31, 2018, North America GCB had approximately 9.1 million retail banking customer accounts, $55.4 billion in retail banking loans and $184.3 billion in deposits. In addition, North America GCB had approximately 119.3 million Citi-branded and Citi retail services credit card accounts with $131.7 billion in outstanding card loan balances.

	First Quarter
In millions of dollars, except as otherwise noted	2018	2017	% Change
Net interest revenue	$4,750	$4,617	3%
Non-interest revenue	407	328	24
Total revenues, net of interest expense	$5,157	$4,945	4%
Total operating expenses	$2,645	$2,597	2%
Net credit losses	$1,296	$1,190	9%
Credit reserve build (release)	123	152	(19)
Provision for unfunded lending commitments	(4)	7	NM
Provision for benefits and claims	6	6	—
Provisions for credit losses and for benefits and claims	$1,421	$1,355	5%
Income from continuing operations before taxes	$1,091	$993	10%
Income taxes	253	379	(33)
Income from continuing operations	$838	$614	36%
Noncontrolling interests	—	—	NM
Net income	$838	$614	36%
Balance Sheet data (in billions of dollars)
Average assets	$248	$245	1%
Return on average assets	1.37%	1.02%
Efficiency ratio	51	53
Average deposits	$180.9	$184.6	(2)
Net credit losses as a percentage of average loans	2.77%	2.63%
Revenue by business
Retail banking	$1,307	$1,257	4%
Citi-branded cards	2,232	2,096	6
Citi retail services	1,618	1,592	2
Total	$5,157	$4,945	4%
Income from continuing operations by business
Retail banking	$140	$72	94%
Citi-branded cards	425	246	73
Citi retail services	273	296	(8)
Total	$838	$614	36%

NM Not meaningful

1Q18 vs. 1Q17
Net income increased 36% due to higher revenues and a lower effective tax rate due to the impact of Tax Reform, partially offset by higher expenses and higher cost of credit.
Revenues increased 4%, reflecting higher revenues across retail banking, Citi retail services and Citi-branded cards, which included the impact of the Hilton portfolio sale (see below).
Retail banking revenues increased 4%. Excluding mortgage revenues (decline of 18%), retail banking revenues were up 8%, driven by continued growth in deposit margins, growth in both assets under management (up 10%) and average loans (up 1%), as well as increased commercial banking activity. The decline in mortgage revenues was driven by lower origination activity and higher cost of funds reflecting the higher interest rate environment.
Cards revenues increased 4%. In Citi-branded cards, revenues increased 6%, driven by the impact of the Hilton portfolio sale, which resulted in a gain of approximately $150 million in the first quarter of 2018, partially offset by the loss of operating revenues, for a net year-over-year benefit of approximately $120 million. Excluding Hilton, revenues were largely unchanged, as growth in interest-earning balances was offset by higher cost of funds and the impact of additional partnership terms. Average loans increased 5% and purchase sales increased 8%.
Citi retail services revenues increased 2%, reflecting continued loan growth. Average loans increased 4% and purchase sales increased 3%.
Expenses increased 2%, as higher volume-related expenses and continued investments were partially offset by efficiency savings.
Provisions increased 5% from the prior-year period, driven by higher net credit losses, partially offset by a lower net loan loss reserve build.
Net credit losses increased 9% to $1.3 billion, largely driven by higher net credit losses in Citi-branded cards (up 3% to $651 million) and Citi retail services (up 16% to $602 million). The increase in net credit losses primarily reflected volume growth and seasoning in both cards portfolios as well as an increase in net flow rates in later delinquency buckets versus the prior-year period, primarily in Citi retail services.
The net loan loss reserve build in the first quarter of 2018 was $119 million (compared to a build of $159 million in the prior-year period), as volume growth and seasoning in both cards portfolios were partially offset by a loan loss reserve release in the commercial portfolio.
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
At March 31, 2018, Latin America GCB had 1,462 retail branches in Mexico, with approximately 28.2 million retail banking customer accounts, $21.2 billion in retail banking loans and $29.6 billion in deposits. In addition, the business had approximately 5.7 million Citi-branded card accounts with $5.7 billion in outstanding loan balances.

	First Quarter
In millions of dollars, except as otherwise noted	2018	2017	% Change
Net interest revenue	$997	$848	18%
Non-interest revenue	350	319	10
Total revenues, net of interest expense	$1,347	$1,167	15%
Total operating expenses	$759	$667	14%
Net credit losses	$278	$253	10%
Credit reserve build (release)	42	12	NM
Provision (release) for unfunded lending commitments	1	—	NM
Provision for benefits and claims	20	23	(13)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$341	$288	18%
Income from continuing operations before taxes	$247	$212	17%
Income taxes	64	77	(17)
Income from continuing operations	$183	$135	36%
Noncontrolling interests	—	1	(100)
Net income	$183	$134	37%
Balance Sheet data (in billions of dollars)
Average assets	$44	$42	5%
Return on average assets	1.69	1.29
Efficiency ratio	56%	57%
Average deposits	$28.9	$25.3	14
Net credit losses as a percentage of average loans	4.29%	4.44%
Revenue by business
Retail banking	$966	$850	14%
Citi-branded cards	381	317	20
Total	$1,347	$1,167	15%
Income from continuing operations by business
Retail banking	$138	$90	53%
Citi-branded cards	45	45	—
Total	$183	$135	36%

FX translation impact
Total revenues—as reported	$1,347	$1,167	15%
Impact of FX translation(1)	—	75
Total revenues—ex-FX(2)	$1,347	$1,242	8%
Total operating expenses—as reported	$759	$667	14%
Impact of FX translation(1)	—	37
Total operating expenses—ex-FX(2)	$759	$704	8%
Provisions for LLR & PBC—as reported	$341	$288	18%
Impact of FX translation(1)	—	20
Provisions for LLR & PBC—ex-FX(2)	$341	$308	11%
Net income—as reported	$183	$134	37%
Impact of FX translation(1)	—	13
Net income—ex-FX(2)	$183	$147	24%

(1)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2018 average exchange rates for all periods presented.

(2)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

1Q18 vs. 1Q17
Net income increased 24%, reflecting higher revenues and a lower effective tax rate as a result of Tax Reform, partially offset by higher expenses and cost of credit.
Revenues increased 8%, driven by higher revenues in
both retail banking and cards.
Retail banking revenues increased 7%, reflecting continued growth in volumes (average loans up 5% and average deposits up 6%), largely driven by the commercial banking business and mortgages, as well as improved deposit spreads, driven by higher interest rates. Cards revenues increased 13%, reflecting continued growth in purchase sales (up 10%) and full-rate revolving loans, as well as favorable comparisons to the first quarter of 2017. Average card loans grew 8%.
Expenses increased 8%, as ongoing investment spending and business growth were partially offset by efficiency savings.
Provisions increased 11%, primarily driven by a higher net loan loss reserve build ($43 million), largely reflecting volume growth and seasoning.
For additional information on Latin America GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses, as applicable. During the first quarter of 2018, Citi’s most significant revenues in the region were from Singapore, Hong Kong, Korea, India, Australia, Taiwan, Philippines, Thailand, Indonesia and Malaysia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily Poland, Russia and the United Arab Emirates.
At March 31, 2018, on a combined basis, the businesses had 277 retail branches, approximately 15.9 million retail banking customer accounts, $70.8 billion in retail banking loans and $100.5 billion in deposits. In addition, the businesses had approximately 16.2 million Citi-branded card accounts with $19.2 billion in outstanding loan balances.

	First Quarter
In millions of dollars, except as otherwise noted (1)	2018	2017	% Change
Net interest revenue	$1,233	$1,114	11%
Non-interest revenue	696	620	12
Total revenues, net of interest expense	$1,929	$1,734	11%
Total operating expenses	$1,277	$1,187	8%
Net credit losses	$162	$160	1%
Credit reserve build (release)	(21)	13	NM
Provision (release) for unfunded lending commitments	2	(1)	NM
Provisions for credit losses	$143	$172	(17)%
Income from continuing operations before taxes	$509	$375	36%
Income taxes	136	126	8
Income from continuing operations	$373	$249	50%
Noncontrolling interests	2	—	NM
Net income	$371	$249	49%
Balance Sheet data (in billions of dollars)
Average assets	$131	$123	7%
Return on average assets	1.15%	0.82%
Efficiency ratio	66	68
Average deposits	$99.1	$92.7	7
Net credit losses as a percentage of average loans	0.73%	0.78%
Revenue by business
Retail banking	$1,198	$1,068	12%
Citi-branded cards	731	666	10
Total	$1,929	$1,734	11%
Income from continuing operations by business
Retail banking	$246	$171	44%
Citi-branded cards	127	78	63
Total	$373	$249	50%

FX translation impact
Total revenues—as reported	$1,929	$1,734	11%
Impact of FX translation(2)	—	64
Total revenues—ex-FX(3)	$1,929	$1,798	7%
Total operating expenses—as reported	$1,277	$1,187	8%
Impact of FX translation(2)	—	50
Total operating expenses—ex-FX(3)	$1,277	$1,237	3%
Provisions for loan losses—as reported	$143	$172	(17)%
Impact of FX translation(2)	—	7
Provisions for loan losses—ex-FX(3)	$143	$179	(20)%
Net income—as reported	$371	$249	49%
Impact of FX translation(2)	—	5
Net income—ex-FX(3)	$371	$254	46%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2018 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

1Q18 vs. 1Q17
Net income increased 46%, reflecting higher revenues, a lower effective tax rate as a result of Tax Reform and lower cost of credit, partially offset by higher expenses.
Revenues increased 7%, driven by solid growth in both retail banking and cards.
Retail banking revenues increased 8%, reflecting strong growth in wealth management and a modest one-time gain. Excluding the gain, retail banking revenues grew 6%. Wealth management revenues increased due to continued improvement in investor sentiment, stronger equity markets and increases in assets under management (14%) and investment sales (32%). Average deposits increased 2%. Retail lending revenues modestly improved (up 1%), as an increase in volumes (average loans up 3%) was largely offset by spread compression.
Cards revenues increased 5%, reflecting 3% growth in average loans and 7% growth in purchase sales, both of which benefited from the previously disclosed portfolio acquisition in Australia in the first quarter of 2017.
Expenses increased 3%, resulting from volume growth and ongoing investment spending, partially offset by efficiency savings.
Provisions decreased 20%, primarily driven by a net loan loss reserve release compared to a net loan loss reserve build in the prior-year period. Overall credit quality continued to remain stable in the region.
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
ICG revenue is generated primarily from fees and spreads associated with these activities. ICG earns fee income for assisting clients with transactional services and clearing, providing brokerage and investment banking services and other such activities. Such fees are recognized at the point in time when Citigroup’s performance under the terms of a contractual arrangement is completed, which is typically at the trade/execution date or closing of a transaction. Revenue generated from these activities is recorded in Commissions and fees and Investment banking. Revenue is also generated from assets under custody and administration which is recognized as/when the associated promised service is satisfied, which normally occurs at the point in time the service is requested by the customer and provided by Citi. Revenue generated from these activities is primarily recorded in Administration and other fiduciary fees. For additional information on these various types of revenues, see Note 5 to the Consolidated Financial Statements.
In addition, as a market maker, ICG facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions (for additional information on Principal transactions revenue, see Note 6 to the Consolidated Financial Statements). Other primarily includes mark-to-market gains and losses on certain credit derivatives, gains and losses on available-for-sale (AFS) debt securities, gains and losses on equity securities not held in trading accounts, and other non-recurring gains and losses. Interest income earned on assets held, less interest paid to customers on deposits and long- and short-term debt, is recorded as Net interest revenue.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 98 countries and jurisdictions. At March 31, 2018, ICG had approximately $1.4 trillion of assets and $666 billion of deposits, while two of its businesses—securities services and issuer services—managed approximately $17.7 trillion of assets under custody compared to $15.9 trillion at the end of the prior-year period.

	First Quarter
In millions of dollars, except as otherwise noted	2018	2017	% Change
Commissions and fees	$1,213	$1,024	18%
Administration and other fiduciary fees	694	635	9
Investment banking	985	1,110	(11)
Principal transactions	2,884	2,731	6
Other	418	1	NM
Total non-interest revenue	$6,194	$5,501	13%
Net interest revenue (including dividends)	3,654	3,818	(4)
Total revenues, net of interest expense	$9,848	$9,319	6%
Total operating expenses	$5,503	$5,138	7%
Net credit losses	$105	$25	NM
Credit reserve build (release)	(175)	(176)	1
Provision (release) for unfunded lending commitments	29	(54)	NM
Provisions for credit losses	$(41)	$(205)	80%
Income from continuing operations before taxes	$4,386	$4,386	—%
Income taxes	1,057	1,375	(23)
Income from continuing operations	$3,329	$3,011	11%
Noncontrolling interests	15	15	—
Net income	$3,314	$2,996	11%
EOP assets (in billions of dollars)	$1,407	$1,314	7%
Average assets (in billions of dollars)	1,388	1,318	5
Return on average assets	0.97%	0.92%
Efficiency ratio	56	55
Revenues by region
North America	$3,265	$3,522	(7)%
EMEA	3,167	2,854	11
Latin America	1,210	1,169	4
Asia	2,206	1,774	24
Total	$9,848	$9,319	6%
Income from continuing operations by region
North America	$857	$1,077	(20)%
EMEA	1,113	862	29
Latin America	491	482	2
Asia	868	590	47
Total	$3,329	$3,011	11%
Average loans by region (in billions of dollars)
North America	$160	$146	10%
EMEA	78	65	20
Latin America	34	34	—
Asia	67	57	18
Total	$339	$302	12%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$449	$417	8%
All other ICG businesses	217	203	7
Total	$666	$620	8%

NM Not meaningful

ICG Revenue Details—Excluding Gains (Losses) on Loan Hedges

	First Quarter
In millions of dollars	2018	2017	% Change
Investment banking revenue details
Advisory	$215	$249	(14)%
Equity underwriting	216	250	(14)
Debt underwriting	699	763	(8)
Total investment banking	$1,130	$1,262	(10)%
Treasury and trade solutions	2,268	2,108	8
Corporate lending—excluding gains (losses) on loan hedges(1)	521	438	19
Private bank	904	749	21
Total banking revenues (ex-gains (losses) on loan hedges)	$4,823	$4,557	6%
Corporate lending—gains (losses) on loan hedges(1)	$23	$(115)	NM
Total banking revenues (including gains (losses) on loan hedges)	$4,846	$4,442	9%
Fixed income markets	$3,418	$3,678	(7)%
Equity markets	1,103	802	38
Securities services	641	552	16
Other	(160)	(155)	(3)
Total markets and securities services revenues	$5,002	$4,877	3%
Total revenues, net of interest expense	$9,848	$9,319	6%
Commissions and fees	$176	$142	24%
Principal transactions(2)	2,184	2,360	(7)
Other	276	151	83
Total non-interest revenue	$2,636	$2,653	(1)%
Net interest revenue	782	1,025	(24)
Total fixed income markets	$3,418	$3,678	(7)%
Rates and currencies	$2,470	$2,530	(2)%
Spread products/other fixed income	948	1,148	(17)
Total fixed income markets	$3,418	$3,678	(7)%
Commissions and fees	$361	$326	11%
Principal transactions(2)	537	189	NM
Other	80	9	NM
Total non-interest revenue	$978	$524	87%
Net interest revenue	125	278	(55)
Total equity markets	$1,103	$802	38%

(1)
Credit derivatives are used to economically hedge a portion of the corporate loan portfolio that includes both accrual loans and loans at fair value. Gains (losses) on loan hedges include the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection. Citigroup’s results of operations excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.

(2) Excludes principal transactions revenues of ICG businesses other than Markets, primarily treasury and trade solutions and the private bank.
NM Not meaningful

1Q18 vs. 1Q17

Net income increased 11%, driven by higher revenues and a lower effective tax rate due to the impact of Tax Reform, partially offset by higher expenses and cost of credit.

•	Revenues increased 6%, driven by higher revenues in Banking (increase of 9%; increase of 6% excluding gains (losses) on loan hedges) and higher revenues in Markets and securities services (increase of 3%). The increase in Banking revenues was driven by continued strong momentum and performance in treasury and trade solutions, private bank and corporate lending, partially offset by investment banking. Markets and securities services revenues reflected solid growth in equity markets and securities services, partially offset by a decline in fixed income markets. Citi expects Markets and securities services revenues will likely continue to reflect the overall market environment during the remainder of 2018, including a normal seasonal decline sequentially in the second quarter of 2018.

Within Banking:

•
Investment banking revenues declined 10%, driven by a decline in overall market wallet from the prior-year period, particularly in North America. Advisory and equity underwriting revenues both declined 14% versus the prior-year period, reflecting the decline in market wallet as well as timing of episodic deal activity. Debt underwriting revenues decreased 8% due to a decline in market wallet and wallet share.

•
Treasury and trade solutions revenues increased 8%, reflecting strong growth across both net interest and fee income. Excluding the impact of FX translation, revenues increased 6%, primarily reflecting strength in EMEA and Asia. Revenue growth in the cash business was primarily driven by higher transaction volumes from both new and existing clients, continued growth in deposit balances and improved deposit spreads across most regions. Growth in the trade business was driven by episodic fees and continued focus on high-quality loan growth, but was partially offset by industry-wide tightening of loan spreads. Average deposit balances increased 6% (3% excluding the impact of FX translation). Average loans increased 10% (7% excluding the impact of FX translation), driven by strong loan growth in Asia and EMEA.

•
Corporate lending revenues increased from $323 million to $544 million. Excluding the impact of gains/losses on loan hedges, revenues increased 19% versus the prior-year period. The increase in revenues was driven by lower hedging costs and higher loan volumes. Average loans increased 11% versus the prior-year period.

•
Private bank revenues increased 21%, driven by strong momentum in client activity across all products and regions. Revenue growth reflected higher loan and deposit volumes, higher deposit spreads, higher managed investments revenues and increased capital markets activity.

Within Markets and securities services:

•
Fixed income markets revenues decreased 7%, primarily due to lower revenues in North America. The decline in revenues was largely driven by lower net interest revenue (decrease of 24%) in both rates and currencies and spread products, mainly due to a change in the mix of trading positions in support of client activity as well as higher funding costs, given the higher interest rate environment. The decline in revenues was also due to lower principal transactions revenues (decrease of 7%), reflecting lower investor client activity in a less favorable and more volatile market environment than the prior-year period, particularly in G10 rates and spread products in March.

Rates and currencies revenues decreased 2%, driven by lower G10 rates revenues due to the lower investor client activity and a less favorable trading environment in

North America, and the comparison to a strong prior-year period in EMEA. The decline in G10 rates was largely offset by an increase in G10 foreign exchange revenues that benefited from the return of volatility in the currency markets as well as strong corporate client activity in both G10 foreign exchange and local markets rates and currencies.
Spread products and other fixed income revenues decreased 17%, primarily driven by lower revenues in credit markets in North America and EMEA due to lower investor client activity and the comparison to a strong prior-year period. The year-over-year revenue decline was also driven by lower municipal products revenues in North America, largely due to the comparison to a strong prior-year period, where municipals markets recovered post U.S. elections.

•
Equity markets revenues increased 38%, with growth across all products, reflecting strength in Asia, North America and EMEA, given the favorable operating environment with higher volatility and increased client activity, particularly with investor clients. Equity derivatives revenues increased across all regions, benefiting from both improved overall market conditions and continued client momentum, in line with the business’ investment strategy. The increase in equity markets revenues was also driven by growth in cash equities and higher balances in prime finance. Principal transactions revenues increased, reflecting client facilitation gains in the favorable trading environment.

•
Securities services revenues increased 16%, reflecting particular strength in EMEA and Asia. The increase in revenues was driven by growth in fee revenues from higher assets under custody and increased client activity, as well as higher net interest revenue driven by higher deposit volume and higher interest rates.

Expenses increased 7%, largely driven by the impact of FX translation and a higher level of investment spending.
Provisions increased $164 million to a benefit of $41 million, primarily due to lower releases in the current period and higher net credit losses ($105 million in 2018, compared to $25 million in 2017). Net credit losses in 2018 were largely offset by previously established loan loss reserves, due to the continued stability in commodities prices and net ratings upgrades.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury, certain North America and international legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At March 31, 2018, Corporate/Other had $92 billion in assets, a decrease of 4% year-over-year.

	First Quarter
In millions of dollars	2018	2017	% Change
Net interest revenue	$538	$558	(4)%
Non-interest revenue	53	643	(92)
Total revenues, net of interest expense	$591	$1,201	(51)%
Total operating expenses	$741	$1,134	(35)%
Net credit losses	$26	$81	(68)%
Credit reserve build (release)	(33)	(35)	6
Provision (release) for unfunded lending commitments	—	1	(100)
Provision for benefits and claims	—	5	(100)
Provisions for credit losses and for benefits and claims	$(7)	$52	NM
Income (loss) from continuing operations before taxes	$(143)	$15	NM
Income taxes (benefits)	(69)	(94)	27
Income (loss) from continuing operations	$(74)	$109	NM
Income (loss) from discontinued operations, net of taxes	(7)	(18)	61
Net income (loss) before attribution of noncontrolling interests	$(81)	$91	NM
Noncontrolling interests	5	(6)	NM
Net income (loss)	$(86)	$97	NM

1Q18 vs. 1Q17
The net loss was $86 million, compared to net income of $97 million in the prior-year period, due to lower revenues, partially offset by lower expenses.
Revenues decreased 51%, driven by the continued wind-down of legacy assets.
Expenses decreased 35%, primarily driven by the wind-down of legacy assets and lower legal and related expenses.
Citi expects that revenues and expenses in Corporate/Other should continue to decline with the ongoing wind-down of legacy assets during the remainder of 2018.
Provisions decreased $59 million to a net benefit of $7 million, primarily due to lower net credit losses. Net credit losses declined 68% to $26 million, primarily reflecting the impact of ongoing divestiture activity.

OFF-BALANCE SHEET ARRANGEMENTS

The table below shows where a discussion of Citi’s various off-balance sheet arrangements in this Form 10-Q may be found. For additional information, see “Off-Balance Sheet Arrangements” and Notes 1, 21 and 26 to the Consolidated Financial Statements in Citigroup’s 2017 Annual Report on Form 10-K.
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
During the first quarter of 2018, Citi returned a total of $3.1 billion of capital to common shareholders in the form of share repurchases (approximately 30 million common shares) and dividends.

Capital Management
Citi’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with each entity’s respective risk profile, management targets and all applicable regulatory standards and guidelines. Based on Citigroup’s current regulatory capital requirements, as well as consideration of potential future changes to the U.S. Basel III rules, management currently believes that a targeted Common Equity Tier 1 Capital ratio of approximately 11.5% represents the amount necessary to prudently operate and invest in Citi’s franchise, including when considering future growth plans, capital return projections and other factors that may impact Citi’s businesses. However, management may revise Citigroup’s targeted Common Equity Tier 1 Capital ratio in response to changing regulatory capital requirements as well as other relevant factors. For additional information regarding Citi’s capital management, see “Capital Resources—Capital Management” in Citigroup’s 2017 Annual Report on Form 10-K.

Stress Testing Component of Capital Planning
Citi is subject to an annual assessment by the Federal Reserve Board as to whether Citigroup has effective capital planning processes as well as sufficient regulatory capital to absorb losses during stressful economic and financial conditions, while also meeting obligations to creditors and counterparties and continuing to serve as a credit intermediary. This annual assessment includes two related programs: the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST). For additional information regarding the stress testing component of capital planning, including a recent proposed rulemaking and other potential changes in Citi’s regulatory capital requirements and future CCAR processes, see “Regulatory Capital Standards Developments” and

“Forward-Looking Statements” below and “Capital Resources—Current Regulatory Capital Standards—Stress Testing Component of Capital Planning” and “Risk Factors—Strategic Risks” in Citigroup’s 2017 Annual Report on Form 10-K.

Current Regulatory Capital Standards
Citi is subject to regulatory capital standards issued by the Federal Reserve Board, which constitute the U.S. Basel III rules. These rules establish an integrated capital adequacy framework, encompassing both risk-based capital ratios and leverage ratios. For additional information regarding the risk-based capital ratios, Tier 1 Leverage ratio and Supplementary Leverage ratio, see “Capital Resources—Current Regulatory Capital Standards” in Citigroup’s 2017 Annual Report on Form 10-K. For additional information regarding a recent proposed rulemaking that would modify the enhanced Supplementary Leverage ratio standards applicable to U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs) and certain of their insured depository institution subsidiaries, see “Regulatory Capital Standards Developments” below.

GSIB Surcharge
The Federal Reserve Board also adopted a rule that imposes a risk-based capital surcharge upon U.S. GSIBs, including Citi. Citi’s GSIB surcharge effective for 2018 remains unchanged from 2017 at 3.0%. For additional information regarding the identification of a GSIB and the methodology for annually determining the GSIB surcharge, see “Capital Resources—Current Regulatory Capital Standards—GSIB Surcharge” in Citigroup’s 2017 Annual Report on Form 10-K.

Transition Provisions
The U.S. Basel III rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”). Moreover, the GSIB surcharge, Capital Conservation Buffer, and any Countercyclical Capital Buffer (currently 0%), commenced phase-in on January 1, 2016, becoming fully effective on January 1, 2019. With the exception of the non-grandfathered trust preferred securities, which do not fully phase-out until January 1, 2022, and the capital buffers and GSIB surcharge, which do not fully phase-in until January 1, 2019, all other transition provisions are entirely reflected in Citi’s regulatory capital ratios beginning January 1, 2018. Accordingly, commencing with the first quarter of 2018, Citi is presenting a single set of regulatory capital components and ratios, reflecting current regulatory capital standards in effect throughout 2018. Citi previously disclosed its Basel III risk-based capital and leverage ratios and related components reflecting Basel III Transition Arrangements with respect to regulatory capital adjustments and deductions, as well as Full Implementation, in Citi’s 2017

Annual Report on Form 10-K and Quarterly Reports on Form 10-Q; however, beginning January 1, 2018, that distinction is no longer relevant.
For additional information regarding the transition provisions under the U.S. Basel III rules, including with respect to the GSIB surcharge, see “Capital Resources—Current Regulatory Capital Standards—Transition Provisions” in Citigroup’s 2017 Annual Report on Form 10-K. For information regarding Citigroup’s capital resources reflecting Basel III Transition Arrangements as of December 31, 2017, see “Capital Resources—Current Regulatory Capital Standards—Citigroup’s Capital Resources Under Current Regulatory Standards” in Citigroup’s 2017 Annual Report on Form 10-K.

Citigroup’s Capital Resources
Citi is required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6.0% and 8.0%, respectively.
Citi’s effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2018, inclusive of the 75% phase-in of both the 2.5% Capital Conservation Buffer and the 3.0% GSIB surcharge (all of which is to be composed of Common Equity Tier 1 Capital), are 8.625%, 10.125% and 12.125%, respectively. Citi’s effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2017, inclusive of the 50% phase-in of both the 2.5% Capital Conservation Buffer and the 3.0% GSIB surcharge (all of which is to be composed of Common Equity Tier 1 Capital), were 7.25%, 8.75% and 10.75%, respectively.
Citi currently estimates that its effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratio requirements during 2019, inclusive of the 2.5% Capital Conservation Buffer and the Countercyclical Capital Buffer at its current level of 0%, as well as a 3.0% GSIB surcharge, may be 10.0%, 11.5% and 13.5%, respectively.
Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6.0%, a Total Capital ratio of at least 10.0%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels.
Under the U.S. Basel III rules, Citi must comply with a 4.0% minimum Tier 1 Leverage ratio requirement. Effective January 1, 2018, Citi must also comply with an effective 5.0% minimum Supplementary Leverage ratio requirement.
The following tables set forth the capital tiers, total risk-weighted assets and underlying risk components, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios for Citi as of March 31, 2018 and December 31, 2017.

Citigroup Capital Components and Ratios

	March 31, 2018		December 31, 2017
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$144,128	$144,128	$142,822	$142,822
Tier 1 Capital	163,490	163,490	162,377	162,377
Total Capital (Tier 1 Capital + Tier 2 Capital)	188,668	200,892	187,877	199,989
Total Risk-Weighted Assets	1,178,127	1,195,981	1,152,644	1,155,099
Credit Risk	$790,466	$1,125,602	$767,102	$1,089,372
Market Risk	69,577	70,379	65,003	65,727
Operational Risk	318,084	—	320,539	—
Common Equity Tier 1 Capital ratio(1)(2)	12.23%	12.05%	12.39%	12.36%
Tier 1 Capital ratio(1)(2)	13.88	13.67	14.09	14.06
Total Capital ratio(1)(2)	16.01	16.80	16.30	17.31

In millions of dollars, except ratios	March 31, 2018	December 31, 2017
Quarterly Adjusted Average Total Assets(3)	$1,862,802	$1,868,326
Total Leverage Exposure(4)	2,436,817	2,432,491
Tier 1 Leverage ratio(2)	8.78%	8.69%
Supplementary Leverage ratio(2)	6.71	6.68

(1)
As of March 31, 2018 and December 31, 2017, Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework.

(2)
Citi’s risk-based capital and leverage ratios and related components as of December 31, 2017 are non-GAAP financial measures, which reflect full implementation of regulatory capital adjustments and deductions prior to the effective date of January 1, 2018.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s risk-based capital ratios at March 31, 2018 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of March 31, 2018.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 12.1% at March 31, 2018, compared to 12.4% at December 31, 2017. The quarter-over-quarter decline in the ratio was primarily due to an increase in credit risk-weighted assets driven by loan growth and client activity, as well as the return of $3.1 billion of capital to common shareholders, partially offset by quarterly net income of $4.6 billion.

Components of Citigroup Capital

In millions of dollars	March 31, 2018	December 31, 2017
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$182,943	$181,671
Add: Qualifying noncontrolling interests	140	153
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(2)	(920)	(698)
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)	(498)	(721)
Less: Intangible assets:
Goodwill, net of related DTLs(4)	22,482	22,052
Identifiable intangible assets other than MSRs, net of related DTLs	4,209	4,401
Less: Defined benefit pension plan net assets	871	896
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(5)	12,811	13,072
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$144,128	$142,822
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$18,972	$19,069
Qualifying trust preferred securities(6)	1,379	1,377
Qualifying noncontrolling interests	59	61
Regulatory Capital Deductions:
Less: Permitted ownership interests in covered funds(7)	997	900
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	51	52
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$19,362	$19,555
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$163,490	$162,377
Tier 2 Capital
Qualifying subordinated debt	$23,430	$23,673
Qualifying trust preferred securities(9)	334	329
Qualifying noncontrolling interests	51	50
Eligible allowance for credit losses(10)	13,638	13,612
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	51	52
Total Tier 2 Capital (Standardized Approach)	$37,402	$37,612
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$200,892	$199,989
Adjustment for excess of eligible credit reserves over expected credit losses(10)	$(12,224)	$(12,112)
Total Tier 2 Capital (Advanced Approaches)	$25,178	$25,500
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$188,668	$187,877

(1)
Issuance costs of $184 million related to noncumulative perpetual preferred stock outstanding at March 31, 2018 and December 31, 2017 are excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(5)
Of Citi’s $23.0 billion of net DTAs at March 31, 2018, $11.0 billion were includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $12.0 billion were excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of March 31, 2018 was $12.8 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards, which was reduced by $0.8 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. Commencing with December 31, 2017, Citi’s DTAs arising from temporary differences were less than the 10% limitation under the U.S. Basel III rules and therefore not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk-weighting at 250%.

(6)	Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(7)
Banking entities are required to be in compliance with the Volcker Rule of the Dodd-Frank Act, which prohibits conducting certain proprietary investment activities and limits their ownership of, and relationships with, covered funds. Accordingly, Citi is required by the Volcker Rule to deduct from Tier 1 Capital all permitted ownership interests in covered funds that were acquired after December 31, 2013.

(8)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(9)
Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the U.S. Basel III rules, which will be fully phased-out of Tier 2 Capital by January 1, 2022.

(10)
Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $1.4 billion and $1.5 billion at March 31, 2018 and December 31, 2017, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended March 31, 2018
Common Equity Tier 1 Capital, beginning of period	$142,822
Net income	4,620
Common and preferred stock dividends declared	(1,098)
Net increase in treasury stock	(1,806)
Net decrease in common stock and additional paid-in capital	(409)
Net decrease in foreign currency translation adjustment net of hedges, net of tax	1,120
Net increase in unrealized losses on debt securities AFS, net of tax	(1,061)
Net decrease in defined benefit plans liability adjustment, net of tax	88
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(95)
Net increase in ASC 815—excluded Component of Fair Value Hedges	(4)
Net increase in goodwill, net of related DTLs	(430)
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	192
Net decrease in defined benefit pension plan net assets	25
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	261
Other	(97)
Net increase in Common Equity Tier 1 Capital	$1,306
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$144,128
Additional Tier 1 Capital, beginning of period	$19,555
Net decrease in qualifying perpetual preferred stock	(97)
Net increase in qualifying trust preferred securities	2
Net increase in permitted ownership interests in covered funds	(97)
Other	(1)
Net decrease in Additional Tier 1 Capital	$(193)
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$163,490
Tier 2 Capital, beginning of period (Standardized Approach)	$37,612
Net decrease in qualifying subordinated debt	(243)
Net increase in eligible allowance for credit losses	26
Other	7
Net decrease in Tier 2 Capital (Standardized Approach)	$(210)
Tier 2 Capital, end of period (Standardized Approach)	$37,402
Total Capital, end of period (Standardized Approach)	$200,892

Tier 2 Capital, beginning of period (Advanced Approaches)	$25,500
Net decrease in qualifying subordinated debt	(243)
Net decrease in excess of eligible credit reserves over expected credit losses	(86)
Other	7
Net decrease in Tier 2 Capital (Advanced Approaches)	$(322)
Tier 2 Capital, end of period (Advanced Approaches)	$25,178
Total Capital, end of period (Advanced Approaches)	$188,668

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended March 31, 2018
Total Risk-Weighted Assets, beginning of period	$1,155,099
Changes in Credit Risk-Weighted Assets
Net decrease in general credit risk exposures(1)	(1,252)
Net increase in repo-style transactions(2)	8,253
Net increase in securitization exposures	1,827
Net increase in equity exposures	878
Net increase in over-the-counter (OTC) derivatives(3)	10,433
Net increase in other exposures(4)	7,952
Net increase in off-balance sheet exposures(5)	8,139
Net increase in Credit Risk-Weighted Assets	$36,230
Changes in Market Risk-Weighted Assets
Net increase in risk levels(6)	$7,232
Net decrease due to model and methodology updates(7)	(2,580)
Net increase in Market Risk-Weighted Assets	$4,652
Total Risk-Weighted Assets, end of period	$1,195,981

(1)
General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three months ended March 31, 2018 primarily due to corporate loan growth.

(2)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

(3)	OTC derivatives increased during the three months ended March 31, 2018 primarily due to increased notional amounts for bilateral trades resulting from increased seasonal business activity.

(4)
Other exposures include cleared transactions, unsettled transactions, and other assets. Other exposures increased during the three months ended March 31, 2018 primarily due to additional DTAs arising from temporary differences, which are subject to risk-weighting at 250%.

(5)	Off-balance sheet exposures increased during the three months ended March 31, 2018 primarily due to an increase in commitments to extend credit that will drive future corporate loan growth.

(6)	Risk levels increased during the three months ended March 31, 2018 primarily due to increases in exposure levels subject to Stressed Value at Risk and Value at Risk.

(7)	Risk-weighted assets declined during the three months ended March 31, 2018 primarily due to methodology changes for standard specific risk charges.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended March 31, 2018
Total Risk-Weighted Assets, beginning of period	$1,152,644
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(1)	(9,405)
Net increase in wholesale exposures(2)	9,288
Net increase in repo-style transactions(3)	4,189
Net increase in securitization exposures	1,980
Net increase in equity exposures	1,029
Net increase in over-the-counter (OTC) derivatives(4)	3,047
Net increase in derivatives CVA(5)	7,120
Net increase in other exposures(6)	5,196
Net increase in supervisory 6% multiplier(7)	920
Net increase in Credit Risk-Weighted Assets	$23,364
Changes in Market Risk-Weighted Assets
Net increase in risk levels(8)	$7,154
Net decrease due to model and methodology updates(9)	(2,580)
Net increase in Market Risk-Weighted Assets	$4,574
Net decrease in Operational Risk-Weighted Assets(10)	$(2,455)
Total Risk-Weighted Assets, end of period	$1,178,127

(1)	Retail exposures decreased during the three months ended March 31, 2018 primarily due to reductions in qualifying revolving (cards) exposures attributable to seasonal holding spending repayments.

(2)	Wholesale exposures increased during the three months ended March 31, 2018 primarily due to increases in commercial loans and loan commitments.

(3)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

(4)	OTC derivatives increased during the three months ended March 31, 2018 primarily due to increases in notional amounts, potential future exposure and fair value for bilateral trades.

(5)	Derivatives CVA increased during the three months ended March 31, 2018 primarily due to increased volatility and exposures.

(6)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the three months ended March 31, 2018 primarily due to additional temporary difference deferred tax assets subject to risk weighting.

(7)	Supervisory 6% multiplier does not apply to derivatives CVA.

(8)	Risk levels increased during the three months ended March 31, 2018 primarily due to increases in exposure levels subject to Stressed Value at Risk and Value at Risk.

(9)	Risk-weighted assets declined during the three months ended March 31, 2018 primarily due to methodology changes for standard specific risk charges.

(10)	Operational risk-weighted assets decreased during the three months ended March 31, 2018 primarily due to changes in operational loss severity and frequency.

As set forth in the table above, total risk-weighted assets under the Basel III Standardized Approach increased from year-end 2017, substantially due to higher credit risk-weighted assets, primarily resulting from increased OTC derivative trade activity, additional temporary difference deferred tax assets subject to risk weighting and an increase in corporate loan commitments.
Total risk-weighted assets under the Basel III Advanced Approaches increased from year-end 2017, driven by substantially higher credit risk-weighted assets as well as an increase in market risk-weighted assets, partially offset by a decrease in operational risk-weighted assets. The increase in credit risk-weighted assets was primarily due to changes in OTC derivative trade activity and portfolio credit quality as well as increase in commercial loans and loan commitments, partially offset by a decline in retail exposures due to reductions in qualifying revolving (cards) exposures attributable to seasonal holiday spending repayments. The increase in market risk-weighted assets was primarily due to increases in exposure levels subject to Stressed Value at Risk and Value at Risk, partially offset by methodology changes for standard specific risk charges. Operational risk-weighted assets decreased from year-end 2017 primarily due to changes in operational loss severity and frequency.

Supplementary Leverage Ratio
As set forth in the table below, Citigroup’s Supplementary Leverage ratio was 6.7% for the first quarter of 2018, unchanged from the fourth quarter of 2017, as net income of $4.6 billion was offset by the return of capital to common shareholders and a slight increase in Total Leverage Exposure.

The following table sets forth Citi’s Supplementary Leverage ratio and related components for the three months ended March 31, 2018 and December 31, 2017.

Citigroup Basel III Supplementary Leverage Ratio and Related Components

In millions of dollars, except ratios	March 31, 2018	December 31, 2017
Tier 1 Capital	$163,490	$162,377
Total Leverage Exposure (TLE)
On-balance sheet assets(1)	$1,904,223	$1,909,699
Certain off-balance sheet exposures:(2)
Potential future exposure on derivative contracts	190,824	191,555
Effective notional of sold credit derivatives, net(3)	51,006	59,207
Counterparty credit risk for repo-style transactions(4)	26,673	27,005
Unconditionally cancellable commitments	68,240	67,644
Other off-balance sheet exposures	237,272	218,754
Total of certain off-balance sheet exposures	$574,015	$564,165
Less: Tier 1 Capital deductions	41,421	41,373
Total Leverage Exposure	$2,436,817	$2,432,491
Supplementary Leverage ratio	6.71%	6.68%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

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
During 2018, Citi’s primary subsidiary U.S. depository institution, Citibank, N.A. (Citibank), is subject to effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios, inclusive of the 75% phase-in of the 2.5% Capital Conservation Buffer, of 6.375%, 7.875% and 9.875%, respectively. Citibank’s effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2017, inclusive of the 50% phase-in of the 2.5% Capital Conservation Buffer, were 5.75%, 7.25% and 9.25%, respectively. Citibank is required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6% and 8%, respectively.
The following tables set forth the capital tiers, total risk-weighted assets and underlying risk components, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of March 31, 2018 and December 31, 2017.

Citibank Capital Components and Ratios

	March 31, 2018		December 31, 2017
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$126,413	$126,413	$122,848	$122,848
Tier 1 Capital	128,546	128,546	124,952	124,952
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	141,702	152,431	138,008	148,946
Total Risk-Weighted Assets	962,395	1,039,774	965,435	1,024,502
Credit Risk	$677,461	$999,860	$674,659	$980,324
Market Risk	39,328	39,914	43,300	44,178
Operational Risk	245,606	—	247,476	—
Common Equity Tier 1 Capital ratio(2)(3)(4)	13.14%	12.16%	12.72%	11.99%
Tier 1 Capital ratio(2)(3)(4)	13.36	12.36	12.94	12.20
Total Capital ratio(2)(3)(4)	14.72	14.66	14.29	14.54

In millions of dollars, except ratios	March 31, 2018	December 31, 2017
Quarterly Adjusted Average Total Assets(5)	$1,386,249	$1,401,187
Total Leverage Exposure(6)	1,897,742	1,900,641
Tier 1 Leverage ratio(2)(4)	9.27%	8.92%
Supplementary Leverage ratio(2)(4)	6.77	6.57

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

(2)
Citibank’s risk-based capital and leverage ratios and related components as of December 31, 2017 are non-GAAP financial measures, which reflect full implementation of regulatory capital adjustments and deductions prior to the effective date of January 1, 2018.

(3)
As of March 31, 2018, Citibank’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Standardized Approach. As of December 31, 2017, Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework.

(4)
Citibank must maintain minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized” under the revised Prompt Corrective Action (PCA) regulations applicable to insured depository institutions as established by the U.S. Basel III rules. Effective January 1, 2018, Citibank must also maintain a minimum Supplementary Leverage ratio of 6.0% to be considered “well capitalized.” For additional information, see “Capital Resources—Current Regulatory Capital Standards—Prompt Corrective Action Framework” in Citigroup’s 2017 Annual Report on Form 10-K.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citibank’s capital ratios at March 31, 2018 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of March 31, 2018 under the revised PCA regulations.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of March 31, 2018. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

Impact of Changes on Citigroup and Citibank Risk-Based Capital Ratios

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.0	0.8	1.2	0.8	1.4
Standardized Approach	0.8	1.0	0.8	1.1	0.8	1.4
Citibank
Advanced Approaches	1.0	1.4	1.0	1.4	1.0	1.5
Standardized Approach	1.0	1.2	1.0	1.2	1.0	1.4

Impact of Changes on Citigroup and Citibank Leverage Ratios

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.5	0.5	0.4	0.3
Citibank	0.7	0.7	0.5	0.4

Citigroup Broker-Dealer Subsidiaries
At March 31, 2018, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $10.4 billion, which exceeded the minimum requirement by $8.1 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $19.1 billion at March 31, 2018, which exceeded the PRA's minimum regulatory capital requirements.

In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their regulatory capital requirements at March 31, 2018.

Regulatory Capital Standards Developments

Stress Buffer Requirements
In April 2018, the Federal Reserve Board released a notice of proposed rulemaking that would create a single, integrated capital requirement by combining the quantitative assessment of the Comprehensive Capital Analysis and Review (CCAR) program with the buffer requirements in the U.S. Basel III rules. The proposed rule would revise CCAR such that the Federal Reserve Board would no longer object to a bank holding company’s capital plan based on a quantitative assessment of its capital adequacy, and would instead use the results of the supervisory severely adverse scenario in the annual stress test to size specific buffer requirements above certain minimum capital requirements. As with the current U.S. Basel III rules, any breach of the buffers to absorb losses during periods of financial or economic stress would result in restrictions on earnings distributions (e.g., dividends, equity repurchases and discretionary executive bonuses), based upon the extent to which the buffer(s) are breached.
With respect to each of the risk-based capital ratios (i.e., Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio and Total Capital ratio) calculated under the Standardized Approach, the proposed rule would replace the Capital Conservation Buffer, which is fixed at 2.5% under the U.S. Basel III rules, with a variable buffer known as the Stress Capital Buffer. The Stress Capital Buffer would be equal to the maximum decline in a bank holding company’s Common Equity Tier 1 Capital ratio under the severely adverse scenario of the supervisory stress test, plus planned common stock dividends for each of the fourth through seventh quarters of the planning horizon (expressed as a percentage of risk-weighted assets), and would be subject to a floor of 2.5%. The Capital Conservation Buffer would remain unchanged at 2.5% for each of the risk-based capital ratios calculated using the Advanced Approaches. Under either approach, the GSIB surcharge and, if invoked, any Countercyclical Capital Buffer, would continue to augment the Stress Capital Buffer or Capital Conservation Buffer, as applicable.
In addition to the Stress Capital Buffer, the proposed rule would establish a new Stress Leverage Buffer requirement above the stated minimum Tier 1 Leverage ratio requirement. The Stress Leverage Buffer would be equal to the maximum decline in a bank holding company’s Tier 1 Leverage ratio under the severely adverse scenario of the supervisory stress test, plus planned common stock dividends for each of the fourth through seventh quarters of the planning horizon (expressed as a percentage of risk-weighted assets).
Finally, the proposed rule would also modify certain assumptions in the supervisory stress test to determine a bank holding company’s stress buffer requirements. The modified assumptions include a narrower set of planned capital actions assumed to occur in the supervisory stress test, as well as an assumption that the bank holding company would take actions to maintain a constant level of assets in a stress scenario.

Under the timeline for stress testing and CCAR cycles included within the proposed rule, the Federal Reserve Board would generally release its calculation of each bank holding company’s Stress Capital Buffer and Stress Leverage Buffer by June 30 of each year. The effective date of the proposed rule would be December 31, 2018, with the initial stress buffer requirements becoming effective October 1, 2019. If adopted as proposed, Citi would likely be subject to higher effective minimum regulatory capital requirements.

Enhanced Supplementary Leverage Ratio and Total Loss-Absorbing Capacity (TLAC) Requirements
In April 2018, the Federal Reserve Board (Board) and the Office of the Comptroller of the Currency (OCC) jointly issued a notice of proposed rulemaking that would modify the enhanced Supplementary Leverage ratio standards applicable to U.S. GSIBs and their Board- or OCC-regulated insured depository institution subsidiaries. The proposed rule would replace the currently fixed 2.0% leverage buffer requirement that applies uniformly to all U.S. GSIBs, such as Citi, with a variable leverage buffer requirement equal to 50% of the U.S. GSIB’s currently applicable GSIB surcharge. Similarly, for Board- or OCC-regulated insured depository institution subsidiaries of U.S. GSIBs, such as Citibank, the proposed rule would replace the currently fixed 6.0% threshold at which these subsidiaries are considered to be “well capitalized” under the Prompt Corrective Action framework with a threshold set at the stated minimum requirement of 3.0% plus 50% of the GSIB surcharge applicable to the U.S. GSIB of which it is a subsidiary.
The proposed rule would also make corresponding modifications to certain of the Board’s TLAC buffer requirements applicable to U.S. GSIBs. Accordingly, under the proposed rule, each U.S. GSIB’s fixed 2.0% leverage-based TLAC buffer would be replaced with a buffer equal to 50% of the GSIB surcharge, and the leverage component of each U.S. GSIB’s Long-Term Debt (LTD) requirement would be revised to equal Total Leverage Exposure multiplied by 2.5% plus 50% of the U.S. GSIB’s applicable GSIB surcharge.
If adopted as proposed, and assuming that Citi maintains a GSIB surcharge of 3.0%, Citigroup’s and Citibank’s effective minimum Supplementary Leverage ratio requirements would be reduced to 4.5%, down from the current effective minimum requirements of 5.0% and 6.0%, respectively. Additionally, Citi’s leverage-based TLAC buffer would decrease from 2.0% to 1.5%, and the leverage component of Citi’s LTD requirement would decrease from 4.5% to 4.0%.

Regulatory Capital Treatment—Implementation and Transition of the Current Expected Credit Losses (CECL) Methodology
In April 2018, the U.S. banking agencies released a notice of proposed rulemaking that would afford banking organizations an optional phase-in over a three-year period of the “Day One” adverse regulatory capital effects resulting from adoption of the CECL methodology. The proposed rule is in recognition of the issuance by the Financial Accounting Standards Board of ASU No. 2016-13, “Financial Instruments—Credit Losses,” which will replace the current incurred loss methodology for recognizing credit losses with the CECL methodology. The ASU will be effective for Citi as of January 1, 2020, and will generally result in earlier recognition of credit losses compared to current practice. For additional information regarding the CECL methodology, see “Future Application of Accounting Standards” below.
Under the proposed rule, the election to phase in the “Day One” adverse regulatory capital effects arising from adoption of the CECL methodology must be made as of the date of adopting CECL. Bank holding companies, such as Citi, and insured depository institution subsidiaries, such as Citibank, may choose to elect transitional regulatory capital relief independent of one another.
The proposed rule does not change the timing or the U.S. GAAP result of implementing the CECL methodology. However, if adopted as proposed, the proposed rule would provide both Citigroup and Citibank with additional flexibility to phase in the Day One adverse regulatory capital effects resulting from adoption of the CECL methodology.

Revisions to the Minimum Capital Requirements for Market Risk
In March 2018, the Basel Committee on Banking Supervision (Basel Committee) issued a consultative document which proposes revisions to the market risk capital framework previously finalized in 2016. The consultative document proposes revisions to the assessment process to determine whether a bank’s internal risk management models appropriately reflect the risks of individual trading desks, as well as clarifications to the requirements for identification of risk factors that are eligible for internal modeling. In addition, the consultative document proposes a recalibration of the risk weights for general interest rate risk, equity risk and foreign exchange risk under the Standardized Approach.
The U.S. banking agencies may revise the minimum capital requirements for market risk in the future, based upon any revisions adopted by the Basel Committee.

Pillar 3 Disclosure Requirements—Updated Framework
In February 2018, the Basel Committee issued a consultative document which proposes to revise the “Pillar 3” disclosure requirements last finalized in March 2017, by largely reflecting finalization of the Basel III post-crisis regulatory reforms in December 2017. The consultative document includes several new or revised disclosure requirements related to credit risk, credit valuation adjustments, operational risk and the leverage ratio. Further, the proposal introduces disclosure requirements for benchmarking risk-weighted assets calculated under banks’ internal models with those calculated according to the standardized approaches. Additionally, the consultative document proposes new disclosure requirements related to the prudential treatment of problem assets, asset encumbrance and capital distribution constraints, as well as seeks feedback on the advantages and disadvantages of expanding the scope of application for disclosures related to the composition of regulatory capital to resolution groups.
The Advanced Approaches disclosure requirements under the U.S. Basel III rules may be revised by the U.S. banking agencies in the future, as a result of the Basel Committee’s proposed new and revised Pillar 3 disclosure requirements.

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

In millions of dollars or shares, except per share amounts	March 31, 2018	December 31, 2017
Total Citigroup stockholders’ equity	$201,915	$200,740
Less: Preferred stock	19,156	19,253
Common stockholders’ equity	$182,759	$181,487
Less:
Goodwill	22,659	22,256
Identifiable intangible assets (other than MSRs)	4,450	4,588
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	48	32
Tangible common equity (TCE)	$155,602	$154,611
Common shares outstanding (CSO)	2,549.9	2,569.9
Book value per share (common equity/CSO)	$71.67	$70.62
Tangible book value per share (TCE/CSO)	61.02	60.16

In millions of dollars	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net income available to common shareholders	$4,348	$3,789
Average common stockholders’ equity(1)	$181,628	$206,903
Average TCE	$155,107	$180,210
Return on average common stockholders’ equity	9.7%	7.4%
Return on average TCE (ROTCE)(2)	11.4	8.5

(1)	Average common stockholders’ equity for the three months ended March 31, 2018 includes the $22.6 billion impact from Tax Reform recorded at the end of the fourth quarter of 2017.

(2)	ROTCE represents annualized net income available to common shareholders as a percentage of average TCE.

Managing Global Risk Table of Contents

(1)
For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the Federal Reserve Board, on Citi’s Investor Relations website.

MANAGING GLOBAL RISK

For Citi, effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to identify, monitor, evaluate and manage the principal risks it assumes in conducting its activities. Specifically, the activities that Citi engages in, and the risks those activities generate, must be consistent with Citi’s mission and value proposition, the key principles that guide it and Citi's risk appetite.

For more information on Citi’s management of global risk, including its three lines of defense, see “Managing Global Risk” in Citi’s 2017 Annual Report on Form 10-K.

CREDIT RISK

For additional information on credit risk, including Citi’s credit risk management, measurement and stress testing, see “Credit Risk” and “Risk Factors” in Citi’s 2017 Annual Report on Form 10-K.

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

Consumer Credit Portfolio
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	1Q’17	2Q’17	3Q’17	4Q’17	1Q’18
Retail banking:
Mortgages	$81.2	$81.4	$81.4	$81.7	$82.1
Commercial banking	33.9	34.8	35.5	36.3	36.8
Personal and other	26.3	27.2	27.3	27.9	28.5
Total retail banking	$141.4	$143.4	$144.2	$145.9	$147.4
Cards:
Citi-branded cards	$105.7	$109.9	$110.7	$115.7	$110.6
Citi retail services	44.2	45.2	45.9	49.2	46.0
Total cards	$149.9	$155.1	$156.6	$164.9	$156.6
Total GCB	$291.3	$298.5	$300.8	$310.8	$304.0
GCB regional distribution:
North America	62%	62%	62%	63%	61%
Latin America	9	9	9	8	9
Asia(2)	29	29	29	29	30
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$29.3	$26.8	$24.8	$22.9	$21.1
Total consumer loans	$320.6	$325.3	$325.6	$333.7	$325.1

(1)	End-of-period loans include interest and fees on credit cards.

(2)	Asia includes loans and leases in certain EMEA countries for all periods presented.

(3)	Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s end-of-period consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends
The following charts show the quarterly trends in delinquencies and net credit losses across both retail banking, including commercial banking, and cards for total GCB and by region.

Global Consumer Banking

North America GCB

North America GCB provides mortgages, home equity loans, personal loans and commercial banking products through Citi’s retail banking network and card products through Citi-branded cards and Citi retail services businesses. The retail bank is concentrated in six major metropolitan cities in the United States (for additional information on the U.S. retail bank, see “North America GCB” above).
As of March 31, 2018, approximately 70% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB, including the credit performance year-over-year as of the first quarter of 2018 (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below). Quarter-over-quarter, 90+ days past due delinquencies remained relatively unchanged, while the net credit loss rate increased quarter-over-quarter, primarily due to seasonality in both cards portfolios. Year-over-year increases in loss and delinquency rates were driven by Citi retail services, due to seasoning and an increase in net flow rates in later delinquency buckets.

Latin America GCB
Latin America GCB operates in Mexico through Citibanamex, one of Mexico’s largest banks, and provides credit cards, consumer mortgages, personal loans and commercial banking products. Latin America GCB serves a more mass market segment in Mexico and focuses on developing multi-product relationships with customers.
As set forth in the chart above, 90+ days past due
delinquencies and net credit loss rates improved quarter-over-quarter and year-over-year as of the first quarter of 2018. The decrease was driven by the commercial portfolio, partially offset by an increase in cards due to seasoning of the portfolio.

Asia(1) GCB

(1)	Asia includes GCB activities in certain EMEA countries for all periods presented.

Asia GCB operates in 17 countries in Asia and EMEA and provides credit cards, consumer mortgages, personal loans and commercial banking products.
As shown in the chart above, 90+ days past due delinquency and net credit loss rates were largely stable in Asia GCB year-over-year and quarter-over-quarter as of the first quarter of 2018. This stability reflects the strong credit profiles in Asia GCB’s target customer segments. In addition, regulatory changes in many markets in Asia over the past few years have resulted in stable or improved portfolio credit quality.
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

Global Cards

North America Citi-Branded Cards
North America GCB’s Citi-branded cards portfolio issues proprietary and co-branded cards. As shown in the chart above, the 90+ days past due delinquency rate in Citi-branded cards was stable year-over-year and quarter-over-quarter. The net credit loss rate declined modestly year-over-year, and increased quarter-over-quarter primarily due to seasonality.

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
Citi retail services’ delinquency and net credit loss rates increased year-over-year, primarily due to seasoning and an increase in net flow rates in later delinquency buckets. The quarter-over-quarter increase in loss rates was primarily driven by seasonality.

Latin America Citi-Branded Cards

Latin America GCB issues proprietary and co-branded cards. As set forth in the chart above, the net credit loss and delinquency rates increased year-over-year primarily due to seasoning. The quarter-over-quarter net credit loss rate increase was primarily due to seasonality.

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

Citi-Branded

FICO distribution	March 31, 2018	December 31, 2017	March 31, 2017
> 760	41%	42%	40%
680 - 760	42	41	44
< 680	17	17	16
Total	100%	100%	100%

Citi Retail Services

FICO distribution	March 31, 2018	December 31, 2017	March 31, 2017
> 760	22%	24%	22%
680 - 760	43	43	43
< 680	35	33	35
Total	100%	100%	100%

The percentage of loans outstanding with borrowers with FICO scores greater than 760 declined sequentially due to seasonality in Citi retail services. Otherwise, the portfolios continued to demonstrate strong underlying credit quality. For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

North America Consumer Mortgage Lending
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. The following table shows the outstanding quarterly end-of-period loans for Citi’s North America residential first mortgage and home equity loan portfolios:

In billions of dollars	1Q’17	2Q’17	3Q’17	4Q’17	1Q’18
GCB:
Residential firsts	$40.3	$40.2	$40.1	$40.1	$40.1
Home equity	4.0	4.1	4.1	4.2	4.1
Total GCB	$44.3	$44.3	$44.2	$44.3	$44.2
Corporate/Other:
Residential firsts	$12.3	$11.0	$10.1	$9.3	$8.1
Home equity	13.4	12.4	11.5	10.6	9.9
Total Corporate/ Other	$25.7	$23.4	$21.6	$19.9	$18.0
Total Citigroup— North America	$70.0	$67.7	$65.8	$64.2	$62.2

For additional information on delinquency and net credit loss trends in Citi’s consumer mortgage portfolio, see “Additional Consumer Credit Details” below.

Home Equity Loans—Revolving HELOCs
As set forth in the table above, Citi had $14.0 billion of home equity loans as of March 31, 2018, of which $3.3 billion were fixed-rate home equity loans and $10.7 billion were extended under home equity lines of credit (Revolving HELOCs). Fixed-rate home equity loans are fully amortizing. Revolving HELOCs allow for amounts to be drawn for a period of time with the payment of interest only until the end of the draw period, when the outstanding amount is converted to an amortizing loan, or “reset” (the interest-only payment feature during the revolving period is standard for this product across the industry). Upon reset, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the standard 30-year amortization.
Of the Revolving HELOCs at March 31, 2018, $6.6 billion had reset (compared to $6.8 billion at December 31, 2017) and $4.1 billion were still within their revolving period and had not reset (compared to $4.6 billion at December 31, 2017). The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of March 31, 2018
Note: Totals may not sum due to rounding.

Approximately 62% of Citi’s total Revolving HELOCs portfolio had reset as of March 31, 2018 (compared to 60% as of December 31, 2017). Of the remaining Revolving HELOCs portfolio, approximately 19% will commence amortization during the remainder of 2018. Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans. Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during the remainder of 2018 could increase on average by approximately $284, or 120%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans begin to reset.
Approximately 5.4% of the Revolving HELOCs that have reset as of March 31, 2018 were 30+ days past due, compared to 3.6% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 5.9% and 3.9%, respectively, as of December 31, 2017. As newly amortizing loans continue to season, the delinquency rate of Citi’s total home equity loan portfolio could increase. In addition, resets to date have generally occurred during a period of historically low interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
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

Additional Consumer Credit Details

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 31, 2018	March 31, 2018	December 31, 2017	March 31, 2017	March 31, 2018	December 31, 2017	March 31, 2017
Global Consumer Banking(3)(4)
Total	$304.0	$2,379	$2,478	$2,241	$2,710	$2,762	$2,516
Ratio		0.78%	0.80%	0.77%	0.89%	0.89%	0.87%
Retail banking
Total	$147.4	$493	$515	$488	$830	$822	$777
Ratio		0.34%	0.35%	0.35%	0.57%	0.57%	0.55%
North America	55.4	184	199	182	227	306	189
Ratio		0.34%	0.36%	0.33%	0.41%	0.55%	0.35%
Latin America	21.2	128	130	141	248	195	246
Ratio		0.60%	0.65%	0.72%	1.17%	0.98%	1.25%
Asia(5)	70.8	181	186	165	355	321	342
Ratio		0.26%	0.27%	0.25%	0.50%	0.46%	0.52%
Cards
Total	$156.6	$1,886	$1,963	$1,753	$1,880	$1,940	$1,739
Ratio		1.20%	1.19%	1.17%	1.20%	1.18%	1.16%
North America—Citi-branded	85.7	731	768	698	669	698	632
Ratio		0.85%	0.85%	0.85%	0.78%	0.77%	0.77%
North America—Citi retail services	46.0	797	845	735	791	830	730
Ratio		1.73%	1.72%	1.66%	1.72%	1.69%	1.65%
Latin America	5.7	160	151	137	160	153	145
Ratio		2.81%	2.80%	2.63%	2.81%	2.83%	2.79%
Asia(5)	19.2	198	199	183	260	259	232
Ratio		1.03%	1.01%	1.00%	1.35%	1.31%	1.27%
Corporate/Other—Consumer(6)(7)
Total	$21.1	$478	$557	$684	$393	$542	$615
Ratio		2.38%	2.57%	2.45%	1.96%	2.50%	2.20%
International	1.7	32	43	77	44	40	60
Ratio		1.88%	2.69%	3.67%	2.59%	2.50%	2.86%
North America	19.4	446	514	607	349	502	555
Ratio		2.42%	2.56%	2.35%	1.90%	2.50%	2.15%
Total Citigroup	$325.1	$2,857	$3,035	$2,925	$3,103	$3,304	$3,131
Ratio		0.88%	0.91%	0.92%	0.96%	1.00%	0.98%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days past due and 30–89 days past due and related ratios for GCB North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $272 million ($0.9 billion), $298 million ($0.7 billion) and $313 million ($0.8 billion) at March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $92 million, $88 million and $84 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

(5)	Asia includes delinquencies and loans in certain EMEA countries for all periods presented.

(6)
The 90+ days past due and 30–89 days past due and related ratios for Corporate/Other—North America consumer exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) were $0.5 billion ($0.9 billion), $0.6 billion ($1.1 billion) and $0.8 billion ($1.4 billion) at March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.1 billion, $0.1 billion and $0.1 billion at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

(7)
The March 31, 2018, December 31, 2017 and March 31, 2017 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $4 million, $4 million and $7 million, respectively, of loans that are carried at fair value.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)
In millions of dollars, except average loan amounts in billions	1Q18	1Q18	4Q17	1Q17
Global Consumer Banking
Total	$306.3	$1,736	$1,640	$1,603
Ratio		2.30%	2.15%	2.24%
Retail banking
Total	$147.1	$232	$243	$236
Ratio		0.64%	0.66%	0.69%
North America	55.7	43	30	37
Ratio		0.31%	0.21%	0.27%
Latin America	20.7	132	153	137
Ratio		2.59%	2.99%	3.04%
Asia(4)	70.7	57	60	62
Ratio		0.33%	0.35%	0.39%
Cards
Total	$159.2	$1,504	$1,397	$1,367
Ratio		3.83%	3.50%	3.68%
North America—Citi-branded	86.9	651	592	633
Ratio		3.04%	2.71%	3.11%
North America—Citi retail services	47.1	602	564	520
Ratio		5.18%	4.77%	4.66%
Latin America	5.6	146	139	116
Ratio		10.57%	10.21%	9.80%
Asia(4)	19.6	105	102	98
Ratio		2.17%	2.12%	2.20%
Corporate/Other—Consumer(3)
Total	$21.0	$35	$17	$69
Ratio		0.64%	0.29%	0.88%
International	1.7	23	7	26
Ratio		5.49%	1.63%	5.02%
North America	19.3	12	10	43
Ratio		0.24%	0.18%	0.59%
Other		—	1	—
Total Citigroup	$327.3	$1,771	$1,658	$1,672
Ratio		2.19%	2.01%	2.11%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
In October 2016, Citi entered into agreements to sell Citi’s Brazil and Argentina consumer banking businesses and classified these businesses as HFS. The sale of the Argentina consumer banking business was completed at the end of the first quarter 2017. As a result of HFS accounting treatment, approximately $40 million and $13 million of net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) during the first quarter of 2017 and fourth quarter of 2017, respectively. Accordingly, these NCLs are not included in this table. Loans classified as HFS are excluded from this table as they are recorded in Other assets.

(4)	Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

CORPORATE CREDIT
Consistent with its overall strategy, Citi’s corporate clients are typically large, multinational corporations that value the depth and breadth of Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory.

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	At March 31, 2018				At December 31, 2017
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$135	$101	$21	$257	$127	$96	$22	$245
Unfunded lending commitments (off-balance sheet)(2)	121	238	23	382	111	222	20	353
Total exposure	$256	$339	$44	$639	$238	$318	$42	$598

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region based on Citi’s internal management geography:

	March 31, 2018	December 31, 2017
North America	53%	54%
EMEA	28	27
Asia	12	12
Latin America	7	7
Total	100%	100%

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
Citigroup also has incorporated environmental factors like climate risk assessment and reporting criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor’s business and physical assets and, when relevant, consideration of cost-effective options to reduce greenhouse gas emissions.
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	March 31, 2018	December 31, 2017
AAA/AA/A	48%	49%
BBB	34	34
BB/B	17	16
CCC or below	1	1
Total	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	March 31, 2018	December 31, 2017
Transportation and industrial	22%	22%
Consumer retail and health	17	16
Technology, media and telecom	13	12
Power, chemicals, metals and mining	10	10
Energy and commodities	8	8
Banks/broker-dealers/finance companies	8	8
Real estate	7	8
Insurance and special purpose entities	5	5
Public sector	5	5
Hedge funds	4	4
Other industries	1	2
Total	100%	100%

Credit Risk Mitigation
As part of its overall risk management activities, Citigroup uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its corporate credit portfolio, in addition to outright asset sales. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected primarily in Other revenue in the Consolidated Statement of Income.
At March 31, 2018 and December 31, 2017, $17.0 billion and $16.3 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2018	December 31, 2017
AAA/AA/A	26%	23%
BBB	43	43
BB/B	28	31
CCC or below	3	3
Total	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	March 31, 2018	December 31, 2017
Transportation and industrial	28%	27%
Energy and commodities	12	15
Consumer retail and health	9	10
Technology, media and telecom	14	12
Power, chemicals, metals and mining	13	14
Public sector	11	12
Banks/broker-dealers	6	6
Insurance and special purpose entities	4	2
Other industries	3	2
Total	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2018	2017	2017	2017	2017
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$63,412	$65,467	$67,131	$69,022	$71,170
Installment, revolving credit and other	3,306	3,398	3,191	3,190	3,252
Cards	131,081	139,006	131,476	130,181	125,799
Commercial and industrial	7,493	7,840	7,619	7,404	7,434
Total	$205,292	$215,711	$209,417	$209,797	$207,655
In offices outside the U.S.
Mortgage and real estate(1)	$44,833	$44,081	$43,723	$43,821	$43,822
Installment, revolving credit and other	27,651	26,556	26,153	26,480	26,014
Cards	25,993	26,257	25,443	25,376	24,497
Commercial and industrial	20,526	20,238	20,015	18,956	17,728
Lease financing	62	76	77	81	83
Total	$119,065	$117,208	$115,411	$114,714	$112,144
Total consumer loans	$324,357	$332,919	$324,828	$324,511	$319,799
Unearned income(2)	727	737	748	750	757
Consumer loans, net of unearned income	$325,084	$333,656	$325,576	$325,261	$320,556
Corporate loans
In U.S. offices
Commercial and industrial	$54,005	$51,319	$51,679	$50,341	$49,845
Loans to financial institutions	40,472	39,128	37,203	36,953	35,734
Mortgage and real estate(1)	45,581	44,683	43,274	42,041	40,052
Installment, revolving credit and other	32,866	33,181	32,464	31,611	32,212
Lease financing	1,463	1,470	1,493	1,467	1,511
Total	$174,387	$169,781	$166,113	$162,413	$159,354
In offices outside the U.S.
Commercial and industrial	$101,368	$93,750	$93,107	$91,131	$87,258
Loans to financial institutions	35,659	35,273	33,050	34,844	33,763
Mortgage and real estate(1)	7,543	7,309	6,383	6,783	5,527
Installment, revolving credit and other	23,338	22,638	23,830	19,200	16,576
Lease financing	167	190	216	234	253
Governments and official institutions	6,170	5,200	5,628	5,518	5,970
Total	$174,245	$164,360	$162,214	$157,710	$149,347
Total corporate loans	$348,632	$334,141	$328,327	$320,123	$308,701
Unearned income(3)	(778)	(763)	(720)	(689)	(662)
Corporate loans, net of unearned income	$347,854	$333,378	$327,607	$319,434	$308,039
Total loans—net of unearned income	$672,938	$667,034	$653,183	$644,695	$628,595
Allowance for loan losses—on drawn exposures	(12,354)	(12,355)	(12,366)	(12,025)	(12,030)
Total loans—net of unearned income and allowance for credit losses	$660,584	$654,679	$640,817	$632,670	$616,565
Allowance for loan losses as a percentage of total loans— net of unearned income(4)	1.85%	1.87%	1.91%	1.88%	1.93%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(4)	3.09%	2.96%	3.04%	2.93%	2.96%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(4)	0.67%	0.76%	0.77%	0.80%	0.83%

(1)	Loans secured primarily by real estate.

(2)	Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

(3)	Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

(4)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2018	2017	2017	2017	2017
Allowance for loan losses at beginning of period	$12,355	$12,366	$12,025	$12,030	$12,060
Provision for loan losses
Consumer	$1,881	$1,785	$2,142	$1,620	$1,816
Corporate	(78)	231	4	46	(141)
Total	$1,803	$2,016	$2,146	$1,666	$1,675
Gross credit losses
Consumer
In U.S. offices	$1,542	$1,426	$1,429	$1,437	$1,444
In offices outside the U.S.	615	611	642	597	597
Corporate
In U.S. offices	65	21	15	72	48
In offices outside the U.S.	74	221	34	24	55
Total	$2,296	$2,279	$2,120	$2,130	$2,144
Credit recoveries(1)
Consumer
In U.S. offices	$238	$228	$167	$266	$242
In offices outside the U.S.	148	151	170	135	127
Corporate
In U.S. offices	13	4	2	15	2
In offices outside the U.S.	30	16	4	4	64
Total	$429	$399	$343	$420	$435
Net credit losses
In U.S. offices	$1,356	$1,215	$1,275	$1,228	$1,248
In offices outside the U.S.	511	665	502	482	461
Total	$1,867	$1,880	$1,777	$1,710	$1,709
Other—net(2)(3)(4)(5)(6)(7)	$63	$(147)	$(28)	$39	$4
Allowance for loan losses at end of period	$12,354	$12,355	$12,366	$12,025	$12,030
Allowance for loan losses as a percentage of total loans(8)	1.85%	1.87%	1.91%	1.88%	1.93%
Allowance for unfunded lending commitments(9)	$1,290	$1,258	$1,232	$1,406	$1,377
Total allowance for loan losses and unfunded lending commitments	$13,644	$13,613	$13,598	$13,431	$13,407
Net consumer credit losses	$1,771	$1,658	$1,734	$1,633	$1,672
As a percentage of average consumer loans	2.19%	2.02%	2.11%	2.04%	2.11%
Net corporate credit losses	$96	$222	$43	$77	$37
As a percentage of average corporate loans	0.11%	0.27%	0.05%	0.10%	0.05%
Allowance by type at end of period(10)
Consumer	$10,039	$9,869	$9,892	$9,515	$9,495
Corporate	2,315	2,486	2,474	2,510	2,535
Total	$12,354	$12,355	$12,366	$12,025	$12,030

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)
The first quarter of 2018 includes a reduction of approximately $55 million related to the sale or transfer to held-for-sale (HFS) of various loan portfolios, including a reduction of $53 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the first quarter includes an increase of approximately $118 million related to FX translation.

(4)
The fourth quarter of 2017 includes a reduction of approximately $47 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $22 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the fourth quarter includes a decrease of approximately $106 million related to FX translation.

(5)
The third quarter of 2017 includes a reduction of approximately $34 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $28 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the third quarter includes an increase of approximately $7 million related to FX translation.

(6)
The second quarter of 2017 includes a reduction of approximately $19 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $19 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the second quarter includes an increase of approximately $50 million related to FX translation.

(7)
The first quarter of 2017 includes a reduction of approximately $161 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $37 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the first quarter includes an increase of approximately $164 million related to FX translation.

(8)
March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017 exclude $4.5 billion, $4.9 billion, $4.3 billion, $4.2 billion and $4.0 billion, respectively, of loans which are carried at fair value.

(9)	Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.

(10)
Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K. Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	March 31, 2018
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.2	$131.8	4.7%
North America mortgages(3)	0.7	62.2	1.1
North America other	0.3	12.4	2.4
International cards	1.4	25.5	5.5
International other(4)	1.5	93.2	1.6
Total consumer	$10.1	$325.1	3.1%
Total corporate	2.3	347.8	0.7
Total Citigroup	$12.4	$672.9	1.8%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $6.2 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.

(3)
Of the $0.7 billion, approximately $0.6 billion was allocated to North America mortgages in Corporate/Other. Of the $0.7 billion, approximately $0.2 billion and $0.5 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $62.2 billion in loans, approximately $58.7 billion and $3.4 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

(4)	Includes mortgages and other retail loans.

	December 31, 2017
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.1	$139.7	4.4%
North America mortgages(3)	0.7	64.2	1.1
North America other	0.3	13.0	2.3
International cards	1.3	25.7	5.1
International other(4)	1.5	91.1	1.6
Total consumer	$9.9	$333.7	3.0%
Total corporate	2.5	333.3	0.8
Total Citigroup	$12.4	$667.0	1.9%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $6.1 billion billion of loan loss reserves represented approximately 16 months of coincident net credit loss coverage.

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

•
A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Payments received on corporate non-accrual loans are generally applied to loan principal and not reflected as interest income. Approximately 65%, 74% and 65% of Citi’s corporate non-accrual loans were performing at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

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

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2018	2017	2017	2017	2017
Corporate non-accrual loans(1)
North America	$817	$784	$915	$944	$993
EMEA	561	849	681	727	828
Latin America	263	280	312	281	342
Asia	27	29	146	146	176
Total corporate non-accrual loans	$1,668	$1,942	$2,054	$2,098	$2,339
Consumer non-accrual loans(1)
North America	$1,500	$1,650	$1,721	$1,754	$1,926
Latin America	791	756	791	793	737
Asia(2)	284	284	271	301	292
Total consumer non-accrual loans	$2,575	$2,690	$2,783	$2,848	$2,955
Total non-accrual loans	$4,243	$4,632	$4,837	$4,946	$5,294

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $126 million at March 31, 2018, $167 million at December 31, 2017, $177 million at September 30, 2017, $183 million at June 30, 2017 and $194 million at March 31, 2017.

(2) Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,942	$2,690	$4,632	$2,421	$3,158	$5,579
Additions	825	861	1,686	253	824	1,077
Sales and transfers to HFS	(20)	(85)	(105)	(36)	(135)	(171)
Returned to performing	(68)	(208)	(276)	(37)	(164)	(201)
Paydowns/settlements	(884)	(270)	(1,154)	(183)	(280)	(463)
Charge-offs	(106)	(454)	(560)	(54)	(524)	(578)
Other	(21)	41	20	(25)	76	51
Ending balance	$1,668	$2,575	$4,243	$2,339	$2,955	$5,294

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2018	2017	2017	2017	2017
OREO
North America	$70	$89	$97	$128	$136
EMEA	—	2	1	1	1
Latin America	29	35	30	31	31
Asia	15	18	15	8	5
Total OREO	$114	$144	$143	$168	$173
Non-accrual assets
Corporate non-accrual loans	$1,668	$1,942	$2,054	$2,098	$2,339
Consumer non-accrual loans	2,575	2,690	2,783	2,848	2,955
Non-accrual loans (NAL)	$4,243	$4,632	$4,837	$4,946	$5,294
OREO	$114	$144	$143	$168	$173
Non-accrual assets (NAA)	$4,357	$4,776	$4,980	$5,114	$5,467
NAL as a percentage of total loans	0.63%	0.69%	0.74%	0.77%	0.84%
NAA as a percentage of total assets	0.23	0.26	0.26	0.27	0.30
Allowance for loan losses as a percentage of NAL(1)	291	267	256	243	227

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Mar. 31, 2018	Dec. 31, 2017
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$202	$225
Mortgage and real estate	89	90
Loans to financial institutions	25	33
Other	41	45
Total	$357	$393
In offices outside the U.S.
Commercial and industrial(2)	$305	$392
Mortgage and real estate	9	11
Loans to financial institutions	15	15
Other	—	7
Total	$329	$425
Total corporate renegotiated loans	$686	$818
Consumer renegotiated loans(3)(4)(5)
In U.S. offices
Mortgage and real estate(6)	$3,380	$3,709
Cards	1,291	1,246
Installment and other	152	169
Total	$4,823	$5,124
In offices outside the U.S.
Mortgage and real estate	$342	$345
Cards	555	541
Installment and other	447	427
Total	$1,344	$1,313
Total consumer renegotiated loans	$6,167	$6,437

(1)
Includes $539 million and $715 million of non-accrual loans included in the non-accrual loans table above at March 31, 2018 and December 31, 2017, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at March 31, 2018, Citi also modified $57 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession.

(3)
Includes $1,320 million and $1,376 million of non-accrual loans included in the non-accrual loans table above at March 31, 2018 and December 31, 2017, respectively. The remaining loans are accruing interest.

(4)	Includes $28 million and $26 million of commercial real estate loans at March 31, 2018 and December 31, 2017, respectively.

(5)	Includes $156 million and $165 million of other commercial loans at March 31, 2018 and December 31, 2017, respectively.

(6)	Reduction in the three months ended March 31, 2018 compared with December 31, 2017 includes $260 million related to TDRs sold or transferred to HFS.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2017 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-Bank and Other			Total
In billions of dollars	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
Available cash	$94.9	$94.3	$87.9	$24.9	$30.9	$20.9	$119.9	$125.2	$108.8
U.S. sovereign	114.6	113.2	117.1	28.9	27.9	22.4	143.4	141.1	139.5
U.S. agency/agency MBS	74.3	80.8	60.7	5.6	0.5	0.2	79.9	81.3	60.8
Foreign government debt(1)	69.2	80.5	87.5	12.9	16.4	14.7	82.1	96.9	102.2
Other investment grade	0.3	0.7	0.3	1.3	1.2	1.2	1.6	1.9	1.5
Total HQLA (AVG)	$353.3	$369.5	$353.5	$73.6	$76.9	$59.3	$426.9	$446.4	$412.8

Note: The amounts set forth in the table above are presented on an average basis and reflect HQLA which are transferable to Citigroup. For securities, the amounts represent the liquidity value that potentially could be realized and, therefore, exclude any securities that are encumbered and incorporate any haircuts that would be required for securities financing transactions.

(1)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Hong Kong, Singapore, Korea, India and Mexico.

As set forth in the table above, Citi’s total HQLA increased year-over-year, primarily driven by an increase in cash related to resolution planning. Sequentially, Citi’s HQLA decreased modestly, as Citi optimized its overall HQLA and deployed liquidity as it grew loans in GCB and ICG.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLBs) of which Citi is a member, which was approximately $22 billion as of March 31, 2018 (compared to $10 billion as of December 31, 2017 and $28 billion as of March 31, 2017) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.
In general, Citi’s liquidity is fungible across legal entities within its bank group. Citi’s bank subsidiaries, including Citibank, can lend to the Citi parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of March 31, 2018, the capacity available for lending to these entities under Section 23A was approximately $15 billion, unchanged from both December 31, 2017 and March 31, 2017, subject to certain eligible non-cash collateral requirements.

Loans
The table below sets forth the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
Global Consumer Banking
North America	$189.7	$189.7	$183.3
Latin America	26.3	25.7	23.1
Asia(1)	90.3	87.9	83.2
Total	$306.3	$303.3	$289.6
Institutional Clients Group
Corporate lending	$131.6	$124.8	$118.1
Treasury and trade solutions (TTS)	78.2	77.0	71.4
Private Bank	88.9	85.9	76.7
Markets and securities services and other	40.7	40.4	35.5
Total	$339.4	$328.2	$301.8
Total Corporate/Other	$22.2	$22.5	$31.9
Total Citigroup loans (AVG)	$667.9	$654.0	$623.3
Total Citigroup loans (EOP)	$672.9	$667.0	$628.6

(1)	Includes loans in certain EMEA countries for all periods presented.

As set forth in the table above, end-of-period loans increased 7% year-over-year and 1% quarter-over-quarter. On an average basis, loans increased 7% year-over-year and 2% quarter-over-quarter.
Excluding the impact of FX translation, average loans increased 5% year-over-year and 7% in aggregate across GCB and ICG. Average GCB loans grew 4% year-over-year, driven by growth across all regions. Average ICG loans increased 10% year-over-year, driven by strong client engagement across businesses.
Average Corporate/Other loans decreased 30% year-over-year, driven by the continued wind-down of legacy assets.

Deposits
The table below sets forth the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
Global Consumer Banking
North America	$180.9	$182.7	$184.6
Latin America	28.9	27.8	25.3
Asia(1)	99.1	96.0	92.7
Total	$308.9	$306.5	$302.6
Institutional Clients Group
Treasury and trade solutions (TTS)	$440.3	$444.5	$416.2
Banking ex-TTS	128.2	126.9	120.8
Markets and securities services	84.1	82.9	80.1
Total	$652.6	$654.4	$617.1
Corporate/Other	$20.3	$12.4	$21.2
Total Citigroup deposits (AVG)	$981.9	$973.3	$940.9
Total Citigroup deposits (EOP)	$1,001.2	$959.8	$950.0

(1)	Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 5% year-over-year and 4% quarter-over-quarter. On an average basis, deposits increased 4% year-over-year and 1% quarter-over-quarter.
Excluding the impact of FX translation, average deposits grew 2% from the prior-year period. In GCB, deposits remained largely unchanged year-over-year, as 3% growth in Latin America GCB and Asia GCB was offset by a 2% decline in North America GCB, which included the impact of lower mortgage escrow deposits. Within North America GCB, growth in checking deposits was more than offset by a reduction in money market balances, as clients transferred cash to investment accounts.
Within ICG, deposits grew 6% year-over-year, largely driven by continued growth in TTS.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.6 years as of March 31, 2018, a decline from both the prior-year period (6.9 years) and the prior quarter (6.8 years).
Citi’s long-term debt outstanding at the Citigroup parent company includes senior and subordinated debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and supplements benchmark debt issuance as a source of funding for Citi’s non-bank entities. Citi’s long-term debt at the bank also includes benchmark senior debt, FHLB advances and securitizations.

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
Parent and other(1)
Benchmark debt:
Senior debt	$112.0	$109.8	$100.2
Subordinated debt	25.5	26.9	26.3
Trust preferred	1.7	1.7	1.7
Customer-related debt:	32.4	30.7	27.2
Local country and other(2)	1.6	1.8	2.0
Total parent and other	$173.2	$170.9	$157.4
Bank
FHLB borrowings	$15.7	$19.3	$20.3
Securitizations(3)	30.2	30.3	24.0
CBNA benchmark senior debt	15.0	12.5	2.5
Local country and other(2)	3.8	3.7	4.3
Total bank	$64.8	$65.8	$51.1
Total long-term debt	$237.9	$236.7	$208.5
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
“Parent and other” includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of March 31, 2018, “parent and other” included $20.1 billion of long-term debt issued by Citi’s broker-dealer subsidiaries.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding increased year-over-year, primarily driven by the issuance of senior benchmark and customer-related debt at the Citigroup parent company, as well as the issuance of unsecured benchmark debt at the bank. Sequentially, Citi’s total long-term debt outstanding remained largely unchanged.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs and assist it in meeting regulatory changes and requirements. During the first quarter of 2018, Citi repurchased and called an aggregate of approximately $3.0 billion of its outstanding long-term debt, including early redemption of FHLB advances.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q18		4Q17		1Q17
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$3.5	$5.4	$4.3	$4.4	$5.3	$5.2
Subordinated debt	1.6	0.2	0.4	0.4	1.2	0.7
Trust preferred	—	—	—	—	—	—
Customer-related debt	2.5	4.9	1.7	2.2	6.8	6.2
Local country and other	0.1	0.1	0.1	—	0.6	0.2
Total parent and other	$7.7	$10.7	$6.5	$6.9	$13.9	$12.3
Bank
FHLB borrowings	$6.5	$3.9	$3.0	$2.5	$1.8	$0.5
Securitizations	2.9	2.8	0.6	2.5	2.0	2.5
CBNA benchmark senior debt	—	2.5	—	3.1	—	2.5
Local country and other	0.8	0.8	1.1	0.7	1.2	0.8
Total bank	$10.2	$10.1	$4.7	$8.8	$5.0	$6.3
Total	$17.9	$20.8	$11.2	$15.7	$18.9	$18.6

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the first quarter of 2018, as well as its aggregate expected annual long-term debt maturities as of March 31, 2018:

	1Q18	Maturities
In billions of dollars		2018	2019	2020	2021	2022	2023	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$3.5	$15.0	$16.4	$8.4	$14.5	$8.1	$11.2	$38.4	$112.0
Subordinated debt	1.6	1.0	—	—	0.1	0.8	1.2	22.5	25.5
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt	2.5	2.1	3.1	5.0	2.6	2.3	1.5	15.8	32.4
Local country and other	0.1	—	0.3	0.1	0.2	—	—	0.8	1.6
Total parent and other	$7.7	$18.2	$19.8	$13.5	$17.4	$11.2	$13.9	$79.2	$173.2
Bank
FHLB borrowings	$6.5	$9.3	$4.1	$2.4	$—	$—	$—	$—	$15.7
Securitizations	2.9	5.9	8.0	5.6	5.7	1.3	1.3	2.5	30.2
CBNA benchmark debt	—	2.2	4.7	5.2	2.5	—	—	0.3	15.0
Local country and other	0.8	1.2	1.0	0.9	0.1	0.3	0.1	0.3	3.8
Total bank	$10.2	$18.6	$17.7	$14.0	$8.3	$1.5	$1.4	$3.1	$64.8
Total long-term debt	$17.9	$36.8	$37.6	$27.5	$25.7	$12.7	$15.3	$82.4	$237.9

Total Loss-Absorbing Capacity (TLAC)
In April 2018, the Federal Reserve Board and Office of Comptroller of the Currency issued a notice of proposed rulemaking that would revise the TLAC leverage-based buffer and leverage component of the LTD requirements. For additional information on the proposal as well as the current TLAC requirements, see “Capital Resources—Regulatory Capital Standards Developments” above and “Liquidity Risk—Total Loss-Absorbing Capacity (TLAC)” in Citi’s 2017 Annual Report on Form 10-K.

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
Outside of secured funding transactions, Citi’s short-term borrowings increased 38% year-over-year driven primarily by an increase in FHLB borrowings, as Citi built and optimized liquidity across its legal entities. Sequentially, Citi’s short-term borrowings declined 19%, driven primarily by a decline in FHLB borrowings, as Citi continued to optimize its funding profile.

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
Secured funding of $172 billion as of March 31, 2018 increased 16% from the prior-year period and 10% sequentially. Excluding the impact of FX translation, secured funding increased 10% from the prior-year period and 8% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $164 billion for the quarter ended March 31, 2018.
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

The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less-liquid securities inventory was greater than 110 days as of March 31, 2018.
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

Liquidity Coverage Ratio (LCR)
In addition to internal liquidity stress metrics that Citi has developed for a 30-day stress scenario, Citi also monitors its liquidity by reference to the LCR, as calculated pursuant to the U.S. LCR rules. The table below sets forth the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
HQLA	$426.9	$446.4	$412.8
Net outflows	355.2	364.3	334.4
LCR	120%	123%	123%
HQLA in excess of net outflows	$71.7	$82.1	$78.4

Note: The amounts set forth in the table above are presented on an average basis.

As set forth in the table above, Citi’s average LCR decreased modestly year-over-year, as an increase in average HQLA was more than offset by an increase in modeled net outflows. Sequentially, Citi’s average LCR also decreased modestly, as Citi optimized its overall HQLA and deployed liquidity as it grew loans in GCB and ICG.

Credit Ratings
The table below sets forth the ratings for Citigroup and Citibank as of March 31, 2018. While not included in the table below, the long- and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of March 31, 2018.

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
The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank of a hypothetical, simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, judgments and uncertainties. Uncertainties include potential ratings limitations that certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior. For example, certain corporate customers and markets counterparties could re-evaluate their business relationships with Citi and limit transactions in certain contracts or market instruments with Citi. Changes in counterparty behavior could impact Citi’s funding and liquidity, as well as the results of operations of certain of its businesses. The actual impact to Citigroup or Citibank is unpredictable and may differ materially from the potential funding and liquidity impacts described below. For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors— Liquidity Risks” in Citi’s 2017 Annual Report on Form 10-K.

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of March 31, 2018, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.4 billion, compared to $0.8 billion as of December 31, 2017. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of March 31, 2018, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $0.4 billion, unchanged from December 31, 2017.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in increased aggregate cash obligations and collateral requirements of approximately $0.8 billion, compared to $1.2 billion as of December 31, 2017 (see also Note 19 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citibank which are transferable to Citigroup are approximately $353 billion and the liquidity resources of Citi’s non-bank and other entities which are transferable to Citigroup are approximately $74 billion, for a total of approximately $427 billion for the quarter ended March 31, 2018. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank’s senior debt/long-term rating by S&P could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of March 31, 2018, Citibank had liquidity commitments of approximately $10.0 billion to consolidated asset-backed commercial paper conduits, compared to $9.9 billion as of December 31, 2017 (as referenced in Note 18 to the Consolidated Financial Statements).
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

MARKET RISK

Market risk emanates from both Citi’s trading and non-trading portfolios. For additional information on market risk and market risk management at Citi, see “Market Risk” and “Risk Factors” in Citi’s 2017 Annual Report on Form 10-K.

Market Risk of Non-Trading Portfolios
For additional information on Citi’s net interest revenue (for interest rate exposure purposes), interest rate risk and interest rate risk measurement, see “Market Risk of Non-Trading Portfolios” in Citi’s 2017 Annual Report on Form 10-K.

The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 bps increase in interest rates:

In millions of dollars (unless otherwise noted)	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,243	$1,471	$1,644
All other currencies	651	598	581
Total	$1,894	$2,069	$2,225
As a percentage of average interest-earning assets	0.11%	0.12%	0.14%
Estimated initial impact to AOCI (after-tax)(2)	$(4,955)	$(4,853)	$(3,830)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(33)	(35)	(43)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(186) million for a 100 basis point instantaneous increase in interest rates as of March 31, 2018.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)
Results as of March 31, 2018 and December 31, 2017 reflect the impact of Tax Reform, including the lower expected effective tax rate and the impact to Citi’s DTA position. Results as of March 31, 2017 have not been restated.

The estimated impact to net interest revenue decreased slightly on a sequential basis, reflecting changes in balance sheet composition, including increased sensitivity in deposits, net of Citi Treasury positioning. The sequential increase in the estimated impact to AOCI primarily reflected changes to the positioning of Citi Treasury’s investment securities and related interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in stockholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of March 31, 2018, Citi expects that the negative $5.0 billion impact to AOCI in such a scenario could potentially be offset over approximately 20 months.

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

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,243	$1,213	$69	$(82)
All other currencies	651	612	37	(37)
Total	$1,894	$1,825	$106	$(119)
Estimated initial impact to AOCI (after-tax)(1)	$(4,955)	$(2,951)	$(2,172)	$1,697
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(33)	(20)	(15)	11

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
In recent years, a number of central banks, including the European Central Bank, the Bank of Japan and the Swiss National Bank, have implemented negative interest rates, and additional governmental entities could do so in the future. While negative interest rates can adversely impact net interest revenue (as well as net interest margin), Citi has, to date, been able to partially offset the impact of negative rates in these jurisdictions through a combination of business and Citi Treasury interest rate risk mitigation activities, including applying negative rates to client accounts (for additional information on Citi Treasury’s ongoing interest rate mitigation activities, see “Market Risk—Market Risk of Non-Trading Portfolios” in Citi’s 2017 Annual Reporting on Form 10-K).

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of March 31, 2018, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.6 billion, or 1.0%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the Euro and the Australian dollar.

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

	For the quarter ended
In millions of dollars (unless otherwise noted)	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
Change in FX spot rate(1)	2.5%	(1.2)%	4.5%
Change in TCE due to FX translation, net of hedges	$676	$(498)	$654
As a percentage of TCE	0.4%	(0.3)%	0.4%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(2)	(5)	(2)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin

	1st Qtr.		4th Qtr.		1st Qtr.		Change
In millions of dollars, except as otherwise noted	2018		2017		2017		1Q18 vs. 1Q17
Interest revenue(1)	$16,396		$15,978		$14,644		12%
Interest expense(2)	5,160		4,537		3,566		45
Net interest revenue	$11,236		$11,441		$11,078		1%
Interest revenue—average rate	3.85%		3.70%		3.65%		20	bps
Interest expense—average rate	1.56		1.36		1.16		40	bps
Net interest margin(3)	2.64		2.65		2.76		(12)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	2.16%		1.69%		1.24%		92	bps
10-year U.S. Treasury note—average rate	2.76		2.37		2.45		31	bps
10-year vs. two-year spread	60	bps	68	bps	121	bps
Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S.

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017) of $64 million, $128 million, and $123 million for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

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

Citi’s net interest revenue in the first quarter of 2018 increased 2% to $11.2 billion (as set forth in the table above, up 1% on a taxable equivalent basis) versus the prior-year period. Excluding the impact of FX translation, net interest revenue increased approximately $90 million, primarily due to higher net interest revenue from Citi’s core accrual activities, which are mainly driven by its deposit and lending businesses ($10.7 billion, up approximately 8% or $0.8 billion), largely offset by lower trading-related net interest revenue ($0.2 billion, down approximately 69% or $0.5 billion) and lower net interest revenue associated with the wind-down of legacy assets in Corporate/Other ($0.3 billion, down approximately 38% or $0.2 billion). The increase in the core accrual net interest revenue was driven mainly by the benefit of the March 2017,

June 2017 and December 2017 interest rate increases and loan growth.
Citi’s NIM was 2.64% on a taxable equivalent basis in the first quarter of 2018, a decrease of 12 bps from the prior- year period, driven primarily by lower trading-related NIM. Citi’s core accrual NIM was 3.54%, an increase of 3 bps versus the prior-year period, as the higher core accrual net interest revenue was partially offset by balance sheet growth, particularly in cash balances. (Citi’s core accrual net interest revenue and core accrual NIM are non-GAAP financial measures.)

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2018	2017	2017	2018	2017	2017	2018	2017	2017
Assets
Deposits with banks(4)	$170,867	$179,810	$154,765	$432	$479	$295	1.03%	1.06%	0.77%
Federal funds sold and securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$140,357	$140,062	$144,003	$713	$558	$368	2.06%	1.58%	1.04%
In offices outside the U.S.(4)	113,920	109,842	103,032	326	343	293	1.16	1.24	1.15
Total	$254,277	$249,904	$247,035	$1,039	$901	$661	1.66%	1.43%	1.09%
Trading account assets(6)(7)
In U.S. offices	$97,558	$98,377	$101,836	$869	$852	$884	3.61%	3.44%	3.52%
In offices outside the U.S.(4)	118,603	113,308	94,015	512	493	423	1.75	1.73	1.82
Total	$216,161	$211,685	$195,851	$1,381	$1,345	$1,307	2.59%	2.52%	2.71%
Investments
In U.S. offices
Taxable	$229,407	$231,758	$221,450	$1,224	$1,192	$1,034	2.16%	2.04%	1.89%
Exempt from U.S. income tax	17,531	17,573	18,680	170	201	196	3.93	4.54	4.26
In offices outside the U.S.(4)	105,307	103,719	107,225	877	855	789	3.38	3.27	2.98
Total	$352,245	$353,050	$347,355	$2,271	$2,248	$2,019	2.61%	2.53%	2.36%
Loans (net of unearned income)(8)
In U.S. offices	$380,357	$378,039	$367,397	$6,732	$6,628	$6,273	7.18%	6.96%	6.92%
In offices outside the U.S.(4)	287,568	275,912	255,941	4,177	4,060	3,795	5.89	5.84	6.01
Total	$667,925	$653,951	$623,338	$10,909	$10,688	$10,068	6.62%	6.48%	6.55%
Other interest-earning assets(9)	$66,761	$63,996	$56,733	$364	$317	$294	2.21%	1.97%	2.10%
Total interest-earning assets	$1,728,236	$1,712,396	$1,625,077	$16,396	$15,978	$14,644	3.85%	3.70%	3.65%
Non-interest-earning assets(6)	$175,987	$197,303	$205,477
Total assets	$1,904,223	$1,909,699	$1,830,554

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017) of $64 million, $128 million, and $123 million for the three months ended March 31, 2018, December 31, 2018 and March 31, 2017, respectively.

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

(8)	Includes cash-basis loans.

(9)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2018	2017	2017	2018	2017	2017	2018	2017	2017
Liabilities
Deposits
In U.S. offices(4)	$323,355	$319,448	$302,294	$897	$735	$507	1.13%	0.91%	0.68%
In offices outside the U.S.(5)	446,416	440,686	428,743	1,100	1,059	908	1.00	0.95	0.86
Total	$769,771	$760,134	$731,037	$1,997	$1,794	$1,415	1.05%	0.94%	0.78%
Federal funds purchased and securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$99,015	$95,780	$94,461	$604	$473	$282	2.47%	1.96%	1.21%
In offices outside the U.S.(5)	65,450	67,058	54,425	345	307	211	2.14	1.82	1.57
Total	$164,465	$162,838	$148,886	$949	$780	$493	2.34%	1.90%	1.34
Trading account liabilities(7)(8)
In U.S. offices	$33,996	$34,473	$32,215	$127	$111	$84	1.52%	1.28%	1.06%
In offices outside the U.S.(5)	57,725	55,012	59,667	88	65	63	0.62	0.47	0.43
Total	$91,721	$89,485	$91,882	$215	$176	$147	0.95%	0.78%	0.65%
Short-term borrowings(9)
In U.S. offices	$89,202	$81,994	$71,607	$389	$262	$85	1.77%	1.27%	0.48%
In offices outside the U.S.(5)	23,482	23,345	24,006	82	78	114	1.42	1.33	1.93
Total	$112,684	$105,339	$95,613	$471	$340	$199	1.70%	1.28%	0.84%
Long-term debt(10)
In U.S. offices	$199,924	$203,282	$178,656	$1,482	$1,389	$1,255	3.01%	2.71%	2.85%
In offices outside the U.S.(5)	4,353	4,316	5,313	46	58	57	4.29%	5.33	4.35
Total	$204,277	$207,598	$183,969	$1,528	$1,447	$1,312	3.03%	2.77%	2.89%
Total interest-bearing liabilities	$1,342,918	$1,325,394	$1,251,387	$5,160	$4,537	$3,566	1.56%	1.36%	1.16%
Demand deposits in U.S. offices	$35,528	$37,102	$37,748
Other non-interest-bearing liabilities(7)	324,002	323,701	309,528
Total liabilities	$1,702,448	$1,686,197	$1,598,663
Citigroup stockholders’ equity	$200,833	$222,544	$230,890
Noncontrolling interest	942	958	1,001
Total equity	$201,775	$223,502	$231,891
Total liabilities and stockholders’ equity	$1,904,223	$1,909,699	$1,830,554
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$973,752	$990,391	$959,115	$6,717	$6,965	$6,763	2.80%	2.79%	2.86%
In offices outside the U.S.(6)	754,484	722,005	665,962	4,519	4,476	4,315	2.43	2.46	2.63%
Total	$1,728,236	$1,712,396	$1,625,077	$11,236	$11,441	$11,078	2.64%	2.65%	2.76%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017) of $64 million, $128 million, and $123 million for the three months ended March 31, 2018, December 31, 2018 and March 31, 2017, respectively.

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

(10)
Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt, as the changes in fair value for these obligations are recorded in Principal transactions.

(11)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	1st Qtr. 2018 vs. 4th Qtr. 2017			1st Qtr. 2018 vs. 1st Qtr. 2017
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$(23)	$(24)	$(47)	$33	$104	$137
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$1	$154	$155	$(10)	$355	$345
In offices outside the U.S.(4)	12	(29)	(17)	31	2	33
Total	$13	$125	$138	$21	$357	$378
Trading account assets(5)
In U.S. offices	$(7)	$24	$17	$(38)	$23	$(15)
In offices outside the U.S.(4)	23	(4)	19	107	(18)	89
Total	$16	$20	$36	$69	$5	$74
Investments(1)
In U.S. offices	$(13)	$14	$1	$36	$128	$164
In offices outside the U.S.(4)	13	9	22	(14)	102	88
Total	$—	$23	$23	$22	$230	$252
Loans (net of unearned income)(6)
In U.S. offices	$41	$63	$104	$225	$234	$459
In offices outside the U.S.(4)	170	(53)	117	461	(79)	382
Total	$211	$10	$221	$686	$155	$841
Other interest-earning assets(7)	$14	$33	$47	$54	$16	$70
Total interest revenue	$231	$187	$418	$885	$867	$1,752

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	1st Qtr. 2018 vs. 4th Qtr. 2017			1st Qtr. 2018 vs. 1st Qtr. 2017
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$9	$153	$162	$38	$352	$390
In offices outside the U.S.(4)	14	27	41	39	153	192
Total	$23	$180	$203	$77	$505	$582
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$16	$115	$131	$14	$308	$322
In offices outside the U.S.(4)	(8)	46	38	48	86	134
Total	$8	$161	$169	$62	$394	$456
Trading account liabilities(5)
In U.S. offices	$(2)	$18	$16	$5	$38	$43
In offices outside the U.S.(4)	3	20	23	(2)	27	25
Total	$1	$38	$39	$3	$65	$68
Short-term borrowings(6)
In U.S. offices	$25	$102	$127	$26	$278	$304
In offices outside the U.S.(4)	—	4	4	(2)	(30)	(32)
Total	$25	$106	$131	$24	$248	$272
Long-term debt
In U.S. offices	$(23)	$116	$93	$155	$72	$227
In offices outside the U.S.(4)	—	(12)	(12)	(10)	(1)	(11)
Total	$(23)	$104	$81	$145	$71	$216
Total interest expense	$34	$589	$623	$311	$1,283	$1,594
Net interest revenue	$197	$(402)	$(205)	$574	$(416)	$158

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Market Risk of Trading Portfolios
For additional information on Citi’s market risk of trading portfolios, see “Market Risk—Market Risk of Trading Portfolios” in Citi’s 2017 Annual Report on Form 10-K.

Value at Risk
As of March 31, 2018, Citi estimates that the conservative features of its VAR calibration contribute an approximate 17% add-on to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets. As of December 31, 2017, the add-on was 20%.

As set forth in the table below, Citi's average trading VAR as of March 31, 2018 increased compared to December 31, 2017. The increase was due to higher average credit spread risk, foreign exchange risk and equity risk in the Markets businesses within ICG. The increase of average trading and credit portfolio VAR was in line with the increase of average trading VAR. The average incremental impact of the credit portfolio was materially unchanged from December 31, 2017 to March 31, 2018.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		First Quarter		Fourth Quarter		First Quarter
In millions of dollars	March 31, 2018	2018 Average	December 31, 2017	2017 Average	March 31, 2017	2017 Average
Interest rate	$84	$68	$69	$68	$52	$48
Credit spread	52	49	54	45	54	$56
Covariance adjustment(1)	(24)	(25)	(25)	(27)	(17)	(17)
Fully diversified interest rate and credit spread(2)	$112	$92	$98	$86	$89	$87
Foreign exchange	33	30	25	26	16	24
Equity	20	22	17	18	17	15
Commodity	19	20	17	19	23	23
Covariance adjustment(1)	(73)	(71)	(63)	(64)	(53)	(63)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$111	$93	$94	$85	$92	$86
Specific risk-only component(3)	$3	$3	$—	$2	$—	$2
Total trading VAR—general market risk factors only (excluding credit portfolios)	$108	$90	$94	$83	$92	$84
Incremental impact of the credit portfolio(4)	$5	$9	$11	$8	$15	$14
Total trading and credit portfolio VAR	$116	$102	$105	$93	$107	$100

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	First Quarter		Fourth Quarter		First Quarter
	2018		2017		2017
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$50	$89	$46	$89	$29	$70
Credit spread	45	53	40	54	51	63
Fully diversified interest rate and credit spread	$78	$117	$75	$101	$59	$109
Foreign exchange	24	44	20	49	16	35
Equity	16	32	12	27	6	25
Commodity	16	23	13	27	18	30
Total trading	$79	$118	$68	$101	$61	$107
Total trading and credit portfolio	88	124	76	107	75	123
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Mar. 31, 2018
Total—all market risk factors, including general and specific risk
Average—during quarter	$92
High—during quarter	119
Low—during quarter	78

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
As of March 31, 2018, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months.

Country Risk

For additional information on country risk at Citi, see “Country Risk” in Citi’s 2017 Annual Report on Form 10-K.

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by
country (excluding the U.S.) as of March 31, 2018. The total exposure as of March 31, 2018 to the top 25 countries disclosed below, in combination with the U.S., would represent approximately 94% of Citi’s exposure to all countries. For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 28% of corporate loans presented in the table below are to U.K. domiciled
entities (30% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.
Approximately 83% of the total U.K. funded loans and 90% of
the total U.K. unfunded commitments were investment grade
as of March 31, 2018. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.
For a discussion of uncertainties arising as a result of the terms and other uncertainties resulting from the U.K.’s potential exit from the EU, see “Risk Factors—Strategic Risks” in Citigroup’s 2017 Annual Report on Form 10-K.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(3)	Unfunded(4)	Net MTM on derivatives/repos(5)	Total hedges (on loans and CVA)	Investment securities(6)	Trading account assets(7)	Total as of 1Q18	Total as of 4Q17	Total as of 1Q17	Total as a % of Citi as of 1Q18
United Kingdom	$37.1	$—	$4.7	$68.7	$9.8	$(2.4)	$6.4	$1.4	$125.7	$113.2	$108.6	7.8%
Mexico	9.9	26.9	0.3	7.1	0.8	(0.6)	15.1	4.4	63.9	58.4	59.1	4.0
Hong Kong	18.2	11.5	0.9	6.0	0.6	(0.2)	6.2	2.7	45.9	42.2	40.3	2.9
Singapore	15.4	12.4	0.3	4.8	1.3	(0.2)	8.5	0.5	43.0	41.4	39.8	2.7
Korea	2.4	20.0	0.2	3.1	1.3	(1.1)	9.0	0.9	35.8	35.3	36.0	2.2
Ireland	12.7	—	1.1	16.7	1.4	—	—	0.7	32.6	31.9	25.3	2.0
India	4.5	6.9	0.7	5.3	3.4	(0.7)	9.0	2.6	31.7	30.3	36.2	2.0
Brazil	11.9	—	0.1	3.3	5.4	(1.5)	3.7	4.0	26.9	24.7	28.9	1.7
Australia	4.5	10.7	—	5.7	0.6	(0.5)	2.9	0.7	24.6	25.2	23.9	1.5
Taiwan	5.3	9.2	0.1	2.5	0.9	—	1.2	1.1	20.3	17.3	18.5	1.3
China	8.6	4.9	0.3	1.8	1.7	(0.7)	3.1	0.1	19.8	19.4	17.4	1.2
Japan	3.2	0.1	0.1	2.4	5.6	(1.3)	5.1	3.2	18.4	17.7	18.3	1.1
Canada	1.8	0.6	0.4	6.9	1.9	(0.4)	4.0	0.4	15.6	16.3	15.0	1.0
Germany	0.8	—	—	3.1	3.9	(2.0)	9.7	(0.8)	14.7	19.1	18.0	0.9
Poland	3.8	2.0	0.1	3.1	0.4	(0.1)	4.6	0.8	14.7	14.0	12.2	0.9
United Arab Emirates	6.4	1.5	0.1	3.0	0.2	(0.1)	—	(0.1)	11.0	7.0	5.9	0.7
Malaysia	1.7	5.0	0.3	1.6	0.1	(0.1)	0.9	0.5	10.0	10.0	9.1	0.6
Jersey	6.3	—	0.4	2.3	—	—	—	—	9.0	4.8	3.8	0.6
Thailand	1.0	2.3	—	1.6	0.2	—	1.3	1.0	7.4	7.4	6.2	0.5
Indonesia	2.1	1.1	—	1.3	0.3	(0.1)	1.5	0.3	6.5	6.3	5.5	0.4
Luxembourg	0.1	—	0.1	—	0.5	(0.4)	5.0	0.4	5.7	5.4	5.7	0.4
Russia	1.9	1.0	—	1.2	0.1	(0.1)	1.1	0.3	5.5	6.6	6.0	0.3
Colombia(2)	1.9	1.6	—	1.0	—	—	0.5	—	5.0	5.1	5.8	0.3
South Africa	1.9	—	—	1.2	0.2	(0.1)	1.3	0.2	4.7	4.3	3.5	0.3
Argentina	2.0	—	—	0.1	1.3	(0.4)	0.2	1.1	4.3	4.2	2.7	0.3
Total												37.4%

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of March 31, 2018, private bank loans in the table above totaled $24.1 billion, concentrated in Hong Kong ($7.1 billion), Singapore ($7.0 billion) and the U.K. ($5.3 billion).

(2)	GCB loans include funded loans in Colombia related to businesses that were transferred to Corporate/Other as of January 1, 2016.

(3)	Other funded includes other direct exposure such as accounts receivable, loans HFS, other loans in Corporate/Other and investments accounted for under the equity method.

(4)	Unfunded exposure includes unfunded corporate lending commitments, letters of credit and other contingencies.

(5)	Net mark-to-market counterparty risk on OTC derivatives and securities lending/borrowing transactions (repos). Exposures are shown net of collateral and inclusive of CVA. Includes margin loans.

(6)	Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost.

(7)	Trading account assets are shown on a net basis and include issuer risk on cash products and derivative exposure where the underlying reference entity/issuer is located in that country.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 9 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.
At March 31, 2018, Citigroup had recorded net DTAs of approximately $23.0 billion, an increase of $0.5 billion from December 31, 2017. The increase was primarily driven by losses in Other Comprehensive Income and adoption of ASU 2016-16 (see Note 1 to the Consolidated Financial Statements), partially offset by earnings.
The following table summarizes Citi’s net DTAs balance. Of Citi’s net DTAs as of March 31, 2018, those arising from net operating losses, foreign tax credit and general business credit carry-forwards are 100% deducted in calculating Citi’s regulatory capital, while DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations. Despite a $0.5 billion increase in net DTAs from December 31, 2017, Citi was able to reduce the amount of DTAs arising from net operating losses, foreign tax credits and general business credit carry-forwards by $0.3 billion, thereby reducing the amount of DTAs that were excluded from Common Equity Tier 1 Capital from $12.3 billion to $12.0 billion as of March 31, 2018. There were no DTAs in excess of the 10%/15% limitations as of March 31, 2018, (see “Capital Resources” above). Thus, approximately $11.0 billion of net DTAs were not deducted in calculating regulatory capital pursuant to Basel III standards as of March 31, 2018 and were appropriately risk weighted as per those rules.

Jurisdiction/Component	DTAs balance
In billions of dollars	March 31, 2018	December 31, 2017
Total U.S.	$20.3	$19.9
Total foreign	2.7	2.6
Total	$23.0	$22.5

Effective Tax Rate
Citi’s effective tax rate for the first quarter of 2018 was 23.7%, as compared with 31.1% in the first quarter of 2017. The decrease in the effective tax rate was primarily due to the lower U.S. federal statutory tax rate pursuant to Tax Reform. The 23.7% effective tax rate was lower than the roughly 25% expected rate for the full year 2018 due to discrete tax items in the first quarter of 2018.

SEC Staff Accounting Bulletin 118
Citi’s first quarter of 2018 tax provision did not include any material changes to Citi’s provisional income tax estimates recorded in the fourth quarter of 2017.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Financial Instruments—Credit Losses
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (CECL) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.
The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses (ECL) are adjusted each period for changes in expected lifetime credit losses. This methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. For available-for-sale debt securities where fair value is less than cost, credit-related impairment, if any, will be recognized through an allowance for credit losses and adjusted each period for changes in credit risk.
The CECL methodology represents a significant change from existing GAAP and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect that ASU 2016-13 will have on its Consolidated Financial Statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of Citi’s portfolios at the date of adoption. Based on a preliminary analysis performed in 2017 and the environment and portfolios at that time, the overall impact was estimated to be an approximate 10% to 20% increase in credit reserves as of that time. Moreover, there are still some implementation questions, including whether it is permitted to include estimated recoveries on fully written-off accounts in the ECL, whether reversal of accrued interest on non-accrual loans can be reflected in interest revenue, and whether internal refinancings on wholesale loans are considered to be prepayments, that will need to be resolved that could affect the estimated impact. The ASU will be effective for Citi as of January 1, 2020. For additional information, see “Capital Resources—Regulatory Capital Treatment—Implementation and Transition of the Current Expected Credit Losses (CECL) Methodology” above.

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
The ASU will be effective for Citi as of January 1, 2020, with early adoption permitted. The impact of the ASU will depend upon the performance of Citi’s reporting units and the market conditions impacting the fair value of each reporting unit going forward.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018 and, based on that evaluation, the CEO and CFO have concluded that at that date, Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi had no reportable activities pursuant to Section 219 for the first quarter of 2018.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations above and in Citi’s 2017 Annual Report on Form 10-K; (ii) the factors listed and described under “Risk Factors” in Citi’s 2017 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

•
the potential impact on Citi’s ability to return capital to common shareholders, consistent with its capital optimization efforts and targets, due to, among other things, Citi’s results of operations, Citi’s ability to effectively manage its level of risk weighted assets and GSIB surcharge, potential changes to the regulatory capital framework, the CCAR process and the results of regulatory stress tests or any changes to the stress testing and CCAR requirements or process, such as the proposed introduction of a firm-specific “stress capital buffer” (SCB), including as a result of any year-to-year variability resulting from the SCB and the impact on Citi’s estimated management buffer;

•
the ongoing regulatory and other uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, including, among others, uncertainties and potential changes to various aspects of the regulatory capital framework, and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, strategy or organizational structure and compliance risks and costs;

•
Citi’s ability to utilize its remaining DTAs (including the foreign tax credit component of its DTAs) and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of its ability to generate U.S. taxable income and by the provisions of and guidance issued in connection with Tax Reform;

•
the potential impact to Citi if its interpretation or application of the complex tax laws to which it is subject, such as withholding tax obligations and stamp and other transactional taxes, differs from those of the relevant governmental authorities;

•
Citi’s ability to achieve the expected returns on its ongoing investments in its businesses and efficiency initiatives, as part of its operational and financial objectives and targets, including as a result of factors that Citi cannot control;

•
the potential impact from declining sales and revenues or other difficulties of any retailer or merchant with whom Citi has a co-branding or private label credit card relationship, termination of a particular relationship, or external factors affecting such retailer or merchant, including bankruptcies, liquidations, consolidations and other similar events, and the potential negative impact such an event could have on Citi, including as a result of loss of revenues, higher cost of credit, impairment of purchased credit card relationships and contract-related intangibles or other losses;

•
the potential impact to Citi’s businesses, credit costs, deposits, revenues or other results of operations and financial condition as a result of macroeconomic and geopolitical challenges and uncertainties and volatility, including the process for the U.K. to withdraw from the European Union, governmental fiscal and monetary actions, or expected actions, such as changes in the federal funds rate and any balance sheet normalization program implemented by the Federal Reserve Board or other central banks, the further pursuit of protectionist trade or other related policies by the U.S. and/or other countries, or geopolitical disputes or other instabilities, including those in Asia, the Middle East or elsewhere;

•
the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, sovereign volatility, political events, foreign exchange controls, limitations on foreign investment, sociopolitical instability (including from hyper-inflation), fraud, nationalization or loss of licenses, business restrictions, sanctions or asset freezes, potential criminal charges, closure of branches or subsidiaries and confiscation of assets as well as the increased compliance, regulatory and legal risks and costs;

•	Citi’s ability in its resolution plan submissions to address any deficiencies identified or future guidance provided by the Federal Reserve Board and FDIC;

•
the potential impact on Citi’s performance, including its competitive position and ability to effectively manage its businesses and continue to execute its strategies, if Citi is unable to hire and retain highly qualified employees for any reason;

•	Citi’s ability to effectively compete with U.S. and non-U.S. financial services companies and others;

•
the potential impact of concentrations of risk, such as credit and market risk arising from the size and volume of Citi’s transactions with counterparties in the public sector, including the U.S. government and its agencies, or in the financial services industry, on Citi’s results of operations;

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

•
the potential impact to Citi from a disruption of its operational systems, including as a result of, among other things, human error, fraud or malice, accidental technological failure, electrical or telecommunication outages or failure of computer servers, or other similar damage to Citi’s property or assets, or failures by third parties with whom Citi does business, as well as disruptions in the operations of Citi’s clients, customers or other third parties;

•
the increasing risk of continually evolving, sophisticated cybersecurity risks faced by financial institutions, including Citi and third parties with whom it does business, and others (such as theft of funds or theft, loss, misuse or disclosure of confidential client, customer, corporate or network information or assets and other attempts by unauthorized parties to disrupt computer and network systems), and the potential impact from such risks, including, among others, reputational damage with clients, customers and others, lost revenues, additional costs (including credit, remediation and other costs), regulatory penalties and inquiries, legal exposure and other financial losses;

•
the potential impact of incorrect assumptions or estimates in Citi’s financial statements or the impact of ongoing changes to financial accounting and reporting standards or interpretations, such as the FASB’s 2020 accounting standard on credit losses, on how Citi records and reports its financial condition and results of operations;

•
the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk management process, strategies or models, including those related to its ability to manage and aggregate data, are deficient or ineffective, require refinement, modification or enhancement or any approval is withdrawn by Citi’s U.S. banking regulators;

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

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2018	2017
Revenues
Interest revenue	$16,332	$14,521
Interest expense	5,160	3,566
Net interest revenue	$11,172	$10,955
Commissions and fees	$3,030	$3,055
Principal transactions	3,289	3,094
Administration and other fiduciary fees	905	834
Realized gains on sales of investments, net	170	192
Impairment losses on investments
Gross impairment losses	(28)	(12)
Less: Impairments recognized in AOCI	—	—
Net impairment losses recognized in earnings	$(28)	$(12)
Other revenue	$334	$248
Total non-interest revenues	$7,700	$7,411
Total revenues, net of interest expense	$18,872	$18,366
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,803	$1,675
Policyholder benefits and claims	26	30
Release for unfunded lending commitments	28	(43)
Total provisions for credit losses and for benefits and claims	$1,857	$1,662
Operating expenses
Compensation and benefits	$5,807	$5,534
Premises and equipment	593	620
Technology/communication	1,758	1,663
Advertising and marketing	381	373
Other operating	2,386	2,533
Total operating expenses	$10,925	$10,723
Income from continuing operations before income taxes	$6,090	$5,981
Provision for income taxes	1,441	1,863
Income from continuing operations	$4,649	$4,118
Discontinued operations
Loss from discontinued operations	$(7)	$(28)
Benefit for income taxes	—	(10)
Loss from discontinued operations, net of taxes	$(7)	$(18)
Net income before attribution of noncontrolling interests	$4,642	$4,100
Noncontrolling interests	22	10
Citigroup’s net income	$4,620	$4,090
Basic earnings per share(1)
Income from continuing operations	$1.68	$1.36
Income (loss) from discontinued operations, net of taxes	—	(0.01)
Net income	$1.68	$1.35
Weighted average common shares outstanding	2,561.6	2,765.3

Diluted earnings per share(1)
Income from continuing operations	$1.68	$1.36
Income (loss) from discontinued operations, net of taxes	—	(0.01)
Net income	$1.68	$1.35
Adjusted weighted average common shares outstanding	2,563.0	2,765.5

(1)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2018	2017
Citigroup’s net income	$4,620	$4,090
Add: Citigroup's other comprehensive income
Net change in unrealized gains and losses on investment securities, net of taxes(1)(2)	$(1,058)	$220
Net change in debt valuation adjustment (DVA), net of taxes(1)	128	(60)
Net change in cash flow hedges, net of taxes	(222)	(2)
Benefit plans liability adjustment, net of taxes	88	(12)
Net change in foreign currency translation adjustment, net of taxes and hedges	1,120	1,318
Net change in excluded component of fair value hedges, net of taxes	(4)	—
Citigroup’s total other comprehensive income	$52	$1,464
Citigroup’s total comprehensive income	$4,672	$5,554
Add: Other comprehensive income attributable to noncontrolling interests	$14	$31
Add: Net income attributable to noncontrolling interests	22	10
Total comprehensive income	$4,708	$5,595

(1)	See Note 1 to the Consolidated Financial Statements.

(2)
For the three months ended March 31, 2018, amount represents the net change in unrealized gains and losses on available-for-sale (AFS) debt securities. Effective January 1, 2018, the AFS category is eliminated for equity securities under ASU 2016-01.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	March 31,
	2018	December 31,
In millions of dollars	(Unaudited)	2017
Assets
Cash and due from banks (including segregated cash and other deposits)	$21,850	$23,775
Deposits with banks	180,854	156,741
Federal funds sold and securities borrowed or purchased under agreements to resell (including $161,537 and $132,949 as of March 31, 2018 and December 31, 2017, respectively, at fair value)	257,887	232,478
Brokerage receivables	46,572	38,384
Trading account assets (including $107,399 and $99,460 pledged to creditors at March 31, 2018 and December 31, 2017, respectively)	268,808	252,790
Investments:
Available-for-sale debt securities (including $14,312 and $9,493 pledged to creditors as of March 31, 2018 and December 31, 2017, respectively)	291,523	290,725
Held-to-maturity debt securities (including $1,063 and $435 pledged to creditors as of March 31, 2018 and December 31, 2017, respectively)	52,492	53,320
Equity securities (including $1,569 and $1,395 at fair value as of March 31, 2018 and December 31, 2017, respectively, of which $189 was available for sale as of December 31, 2017)	7,956	8,245
Total investments	$351,971	$352,290
Loans:
Consumer (including $23 and $25 as of March 31, 2018 and December 31, 2017, respectively, at fair value)	325,084	333,656
Corporate (including $4,513 and $4,349 as of March 31, 2018 and December 31, 2017, respectively, at fair value)	347,854	333,378
Loans, net of unearned income	$672,938	$667,034
Allowance for loan losses	(12,354)	(12,355)
Total loans, net	$660,584	$654,679
Goodwill	22,659	22,256
Intangible assets (other than MSRs)	4,450	4,588
Mortgage servicing rights (MSRs)	587	558
Other assets (including $20,443 and $18,559 as of March 31, 2018 and December 31, 2017, respectively, at fair value)	105,882	103,926
Total assets	$1,922,104	$1,842,465

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

	March 31,
	2018	December 31,
In millions of dollars	(Unaudited)	2017
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$34	$52
Trading account assets	1,582	1,129
Investments	2,492	2,498
Loans, net of unearned income
Consumer	50,256	54,656
Corporate	19,516	19,835
Loans, net of unearned income	$69,772	$74,491
Allowance for loan losses	(1,923)	(1,930)
Total loans, net	$67,849	$72,561
Other assets	159	154
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$72,116	$76,394
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2018	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2017
Liabilities
Non-interest-bearing deposits in U.S. offices	$125,332	$126,880
Interest-bearing deposits in U.S. offices (including $300 and $303 as of March 31, 2018 and December 31, 2017, respectively, at fair value)	327,872	318,613
Non-interest-bearing deposits in offices outside the U.S.	90,477	87,440
Interest-bearing deposits in offices outside the U.S. (including $1,386 and $1,162 as of March 31, 2018 and December 31, 2017, respectively, at fair value)	457,538	426,889
Total deposits	$1,001,219	$959,822
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $45,840 and $40,638 as of March 31, 2018 and December 31, 2017, respectively, at fair value)	171,759	156,277
Brokerage payables	69,685	61,342
Trading account liabilities	143,961	125,170
Short-term borrowings (including $4,467 and $4,627 as of March 31, 2018 and December 31, 2017, respectively, at fair value)	36,094	44,452
Long-term debt (including $33,571 and $31,392 as of March 31, 2018 and December 31, 2017, respectively, at fair value)	237,938	236,709
Other liabilities (including $15,552 and $13,961 as of March 31, 2018 and December 31, 2017, respectively, at fair value)	58,582	57,021
Total liabilities	$1,719,238	$1,640,793
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of March 31, 2018—766,250 and as of December 31, 2017—770,120, at aggregate liquidation value	$19,156	$19,253
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of March 31, 2018—3,099,557,871 and as of December 31, 2017—3,099,523,273	31	31
Additional paid-in capital	107,599	108,008
Retained earnings	141,863	138,425
Treasury stock, at cost: March 31, 2018—549,624,378 shares and December 31, 2017—529,614,728 shares	(32,115)	(30,309)
Accumulated other comprehensive income (loss) (AOCI)	(34,619)	(34,668)
Total Citigroup stockholders’ equity	$201,915	$200,740
Noncontrolling interest	951	932
Total equity	$202,866	$201,672
Total liabilities and equity	$1,922,104	$1,842,465

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

	March 31,
	2018	December 31,
In millions of dollars	(Unaudited)	2017
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$10,242	$10,142
Long-term debt	30,406	30,492
Other liabilities	517	611
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$41,165	$41,245
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2018	2017
Preferred stock at aggregate liquidation value
Balance, beginning of period	$19,253	$19,253
Redemption of preferred stock	(97)	—
Balance, end of period	$19,156	$19,253
Common stock and additional paid-in capital
Balance, beginning of period	$108,039	$108,073
Employee benefit plans	(405)	(426)
Preferred stock issuance expense	—	—
Other	(4)	(3)
Balance, end of period	$107,630	$107,644
Retained earnings
Balance, beginning of period	$138,425	$146,477
Adjustment to opening balance, net of taxes(1)	(84)	(660)
Adjusted balance, beginning of period	$138,341	$145,817
Citigroup’s net income	4,620	4,090
Common dividends(2)	(826)	(445)
Preferred dividends	(272)	(301)
Other(3)	—	(90)
Balance, end of period	$141,863	$149,071
Treasury stock, at cost
Balance, beginning of period	$(30,309)	$(16,302)
Employee benefit plans(4)	469	507
Treasury stock acquired(5)	(2,275)	(1,784)
Balance, end of period	$(32,115)	$(17,579)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(34,668)	$(32,381)
Adjustment to opening balance, net of taxes(1)	(3)	504
Adjusted balance, beginning of period	$(34,671)	$(31,877)
Citigroup’s total other comprehensive income (loss)	52	1,464
Balance, end of period	$(34,619)	$(30,413)
Total Citigroup common stockholders’ equity	$182,759	$208,723
Total Citigroup stockholders’ equity	$201,915	$227,976
Noncontrolling interests
Balance, beginning of period	$932	$1,023
Transactions between Citigroup and the noncontrolling-interest shareholders	(15)	(1)
Net income attributable to noncontrolling-interest shareholders	22	10
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	14	31
Other	(2)	(42)
Net change in noncontrolling interests	$19	$(2)
Balance, end of period	$951	$1,021
Total equity	$202,866	$228,997

(1)	See Note 1 to the Consolidated Financial Statements for additional details.

(2)	Common dividends declared were $0.32 per share in the first quarter of 2018 and $0.16 per share in the first quarter of 2017.

(3)	Includes the impact of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 1 to the Consolidated Financial Statements.

(4)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(5) For the three months ended March 31, 2018 and 2017, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2018	2017
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$4,642	$4,100
Net income attributable to noncontrolling interests	22	10
Citigroup’s net income	$4,620	$4,090
Loss from discontinued operations, net of taxes	(7)	(18)
Income from continuing operations—excluding noncontrolling interests	$4,627	$4,108
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Net gains on significant disposals(1)	—	(19)
Depreciation and amortization	926	896
Provision for loan losses	1,803	1,675
Realized gains from sales of investments	(170)	(192)
Net impairment losses on investments, goodwill and intangible assets	28	40
Change in trading account assets	(16,054)	30
Change in trading account liabilities	18,791	4,457
Change in brokerage receivables net of brokerage payables	155	(5,498)
Change in loans HFS	1,627	1,949
Change in other assets	(3,503)	(1,926)
Change in other liabilities	1,561	(5,117)
Other, net	(2,835)	(3,455)
Total adjustments	$2,329	$(7,160)
Net cash provided by (used in) operating activities of continuing operations	$6,956	$(3,052)
Cash flows from investing activities of continuing operations
Change in federal funds sold and securities borrowed or purchased under agreements to resell	$(25,409)	$(6,116)
Change in loans	(8,717)	(7,953)
Proceeds from sales and securitizations of loans	1,654	3,191
Purchases of investments	(41,030)	(41,584)
Proceeds from sales of investments	20,688	29,456
Proceeds from maturities of investments	21,509	24,006
Proceeds from significant disposals(1)	—	2,732
Capital expenditures on premises and equipment and capitalized software	(969)	(786)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	101	133
Other, net	49	46
Net cash provided by (used in) investing activities of continuing operations	$(32,124)	$3,125
Cash flows from financing activities of continuing operations
Dividends paid	$(1,095)	$(744)
Redemption of preferred stock	(97)	—
Treasury stock acquired	(2,378)	(1,858)
Stock tendered for payment of withholding taxes	(475)	(397)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	15,482	6,409
Issuance of long-term debt	20,769	18,603
Payments and redemptions of long-term debt	(17,882)	(18,885)
Change in deposits	41,397	20,584
Change in short-term borrowings	(8,358)	(4,574)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)	Three Months Ended March 31,
In millions of dollars	2018	2017
Net cash provided by financing activities of continuing operations	$47,363	$19,138
Effect of exchange rate changes on cash and due from banks	$(7)	$340
Change in cash and due from banks and deposits with banks(2)	$22,188	$19,551
Cash, due from banks and deposits with banks at beginning of period(2)	180,516	160,494
Cash, due from banks and deposits with banks at end of period(2)	$202,704	$180,045
Cash and due from banks	$21,850	$22,272
Deposits with banks	180,854	157,773
Cash, due from banks and deposits with banks at end of period	$202,704	$180,045
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$738	$913
Cash paid during the period for interest	4,586	3,250
Non-cash investing activities
Transfers to loans HFS from loans	$900	$2,800
Transfers to OREO and other repossessed assets	26	30

(1)    See Note 2 to the Consolidated Financial Statements for further information on significant disposals.
(2) Includes the impact of ASU 2016-18, Restricted Cash. See Note 1 to the Consolidated Financial Statements.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

ACCOUNTING CHANGES

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Revenue Recognition), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU defines the promised good or service as the performance obligation under the contract.
While the guidance replaces most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, does not impact a majority of the Company’s revenues, including net interest income, loan fees, gains on sales and mark-to-market accounting.
In accordance with the new revenue recognition standard, Citi has identified the specific performance obligation (promised services) associated with the contract with the customer and has determined when that specific performance obligation has been satisfied, which may be at a point in time or over time depending on how the performance obligation is defined. The contracts with customers also contain the transaction price, which consists of fixed consideration and/or consideration that may vary (variable consideration), and is defined as the amount of consideration an entity expects to be entitled to when or as the performance obligation is satisfied, excluding amounts collected on behalf of third parties (including transaction taxes). The amounts recognized at the point in time the performance obligation is satisfied may differ from the ultimate transaction price associated with that performance obligation when a portion of it is based on variable consideration. For example some consideration is based on the client’s month-end balance or market values which are unknown at the time the contract is executed. The remaining transaction price amount, if any, will be recognized as the variable consideration becomes determinable. In certain transactions, the performance obligation is considered satisfied at a point in time in the future. In this instance, Citi defers revenue on the balance sheet that will only be recognized upon completion of the performance obligation.
The new revenue recognition standard further clarified the guidance related to reporting revenue gross as principal versus net as an agent. In many cases, Citi outsources a component of its performance obligations to third parties. The Company has determined that it acts as principal in the majority of these transactions and therefore presents the amounts paid to these third parties gross within operating expenses.
The Company has retrospectively adopted this standard as of January 1, 2018 and as a result was required to report amounts paid to third parties where Citi is principal to the contract within Operating expenses. The adoption resulted in an increase in both revenue and expenses of approximately $250 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively, while increasing approximately $1 billion for the year ended December 31, 2017 with similar amounts for prior periods. Prior to adoption, these expense amounts were reported as contra revenue primarily within Commissions and fees and Administration and other fiduciary fees revenue. Accordingly, prior periods have been reclassified to conform to the new presentation.
See Note 5 to the Consolidated Financial Statements for a description of the Company’s revenue recognition policies for Commissions and fees and Administration and other fiduciary fees.

Income Tax Impact of Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU was effective January 1, 2018 and was adopted as of that date. The impact of this standard was an increase of DTAs by approximately $300 million, a decrease of retained earnings by approximately $80 million and a decrease of prepaid tax assets by approximately $380 million.
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

Changes in Accounting for Pension and Postretirement (Benefit) Expense
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the income statement presentation of net benefit expense and requires restating the Company’s financial statements for each of the earlier periods presented in Citi’s annual and interim financial statements. The change in presentation was effective for annual and interim periods starting January 1, 2018. The ASU requires that only the service cost component of net benefit expense be included in Compensation and benefits on the income statement.  The other components of net benefit expense will be required to be presented outside of Compensation and benefits and will be presented in Other operating expense.  Since both of these income statement line items are part of Operating expenses, total Operating expenses will not change, nor will there be any change in Net income. This change in presentation did not have a material effect on Compensation and benefits and Other operating expenses and is applied prospectively. The components of the net benefit expense are currently disclosed in Note 7 to the Consolidated Financial Statements.
 The new standard also changes the components of net benefit expense that are eligible for capitalization when employee costs are capitalized in connection with various activities, such as internally developed software, construction-in-progress, and loan origination costs. Prospectively from January 1, 2018, only the service cost component of net benefit expense may be capitalized.  Existing capitalized balances are not affected. This change in amounts eligible for capitalization does not have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

Hedging
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU requires the change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item and also requires expanded disclosures. Citi adopted this standard on January 1, 2018 and transferred approximately $4 billion of pre-payable mortgage backed securities and municipal bonds held-to-maturity (HTM) securities into available-for-sale (AFS) classification as permitted as a one-time transfer under the standard as these assets were deemed to be eligible to be hedged under the last of layer hedge strategy. The impact to opening retained earnings was immaterial. See Note 19 to the Consolidated Financial Statements for more information.

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain provisions in ASU 2016-01.
The ASUs require entities to present separately in AOCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It also requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating the AFS category for equity investments. However, Federal Reserve Bank and Federal Home Loan Bank stock, as well as certain exchange seats, will continue to be presented at cost. The ASUs also provide an instrument-by-instrument election to measure non-marketable equity investments using a measurement alternative. Under the measurement alternative, the investment is carried at cost plus or minus changes resulting from observable prices in orderly transactions for the identical or a similar investment of the same issuer, less impairment (if any). Finally, the ASUs require that fair value disclosures for financial instruments not measured at fair value on the balance sheet be presented at their exit prices (e.g., held-for-investment loans).

Citi early adopted the provisions of ASU 2016-01
related to presentation of the change in fair value of liabilities for which the fair value option was elected, related to changes in Citigroup’s own credit spreads in Accumulated other comprehensive income (loss) (AOCI) effective January 1, 2016. Accordingly, since the first quarter of 2016, these amounts have been reflected as a component of AOCI, whereas these amounts were previously recognized in Citigroup’s revenues and net income. The impact of adopting this amendment resulted in a cumulative catch-up reclassification from retained earnings to AOCI of an accumulated after-tax loss of approximately $15 million at January 1, 2016. Financial statements for periods prior to 2016 were not subject to restatement under the provisions of this ASU. For additional information, see Notes 17, 20 and 21 to the Consolidated Financial Statements.
The other provisions of ASU 2016-01 are effective January 1, 2018. The provisions of ASU 2018-03 are effective July 1, 2018 for interim financial statements, but may be early adopted in any interim period starting January 1, 2018 as long as ASU 2016-01 is also adopted. Citi has adopted both ASU 2016-01 and ASU 2018-03 as of January 1, 2018. Accordingly, as of the first quarter of 2018, the changes to accounting for equity securities and fair value disclosures have been reflected in Citigroup’s financial statements. The impact of adopting the change to AFS equity securities resulted in a cumulative catch-up reclassification from AOCI to retained earnings of an accumulated after-tax gain of approximately $3 million at January 1, 2018. Citi elected the measurement alternative for all non-marketable equity investments that no longer qualify for cost measurement under the ASUs. This provision in the ASUs was adopted prospectively. Financial statements for periods prior to 2018 were not subject to restatement under the provisions of the ASUs. For additional information, see Notes 12, 17 and 20 to the Consolidated Financial Statements.

Statement of Cash Flows
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires that companies present cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents (restricted cash) when reconciling beginning-of-period and end-of-period totals on the Statement of Cash Flows. In connection with the adoption of the ASU, Citigroup also changed its definition of cash and cash equivalents to include all of Cash and due from banks and predominately all of Deposits with banks. The Company has retrospectively adopted this ASU as of January 1, 2018 and as a result Net cash provided by investing activities of continuing operations on the Statement of Cash Flows increased by $20.3 billion for the three months ended March 31, 2017.
Citigroup defines restricted cash (as cash subject to withdrawal restrictions) to include cash deposited with central banks that must be maintained to meet minimum regulatory requirements, and cash set aside for the benefit of customers or for other purposes such as compensating balance arrangements or debt retirement. Restricted cash includes minimum reserve requirements with the Federal Reserve Bank and certain other central banks and cash segregated to satisfy rules regarding the protection of customer assets as required by Citigroup broker-dealers’ primary regulators, including the Securities and Exchange Commission, the Commodities Futures Trading Commission and the United Kingdom’s Prudential Regulation Authority. Cash and due from banks includes restricted cash of $84 million and $39 million at March 31, 2018 and December 31, 2017, respectively. Deposits with banks includes restricted cash of $29.0 billion and $36.7 billion at March 31, 2018 and December 31, 2017, respectively.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification and presentation of certain cash receipts and payments on the Statement of Cash Flows. The Company has retrospectively adopted this ASU as of January 1, 2018 which resulted in immaterial changes to Citi’s Consolidated Statement of Cash Flows.

Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. The ASU requires entities to amortize premiums on debt securities by the first call date when the securities have fixed and determinable call dates and prices. The scope of the ASU includes all accounting premiums, such as purchase premiums and cumulative fair value hedge adjustments. The ASU does not change the accounting for discounts, which continue to be recognized over the contractual life of a security.
For calendar-year-end entities, the ASU is effective as of January 1, 2019, but it may be early adopted in any interim or year-end period after issuance. Adoption of the ASU is on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Citi early adopted the ASU in the second quarter of 2017, with an effective date of January 1, 2017.  Adoption of the ASU primarily affected Citi’s AFS and HTM portfolios of callable state and municipal debt securities. The ASU adoption resulted in a net reduction to total stockholders’ equity of $156 million (after tax), effective as of January 1, 2017.  This amount is composed of a reduction of approximately $660 million to retained earnings for the incremental amortization of purchase premiums and cumulative hedge adjustments generated under fair value hedges of these callable debt securities, offset by an increase to AOCI of $504 million related to the cumulative fair value hedge adjustments reclassified to retained earnings for AFS debt securities.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Summary of Discontinued Operations
Citi sold the Egg Banking plc credit card business in 2011. Residual costs from the disposal resulted in losses from Discontinued operations, net of taxes, of $7 million and $18 million for the three months ended March 31, 2018 and March 31, 2017, respectively. All Discontinued operations results are recorded within Corporate/Other.
The following summarizes financial information for all
discontinued operations:

	Three Months Ended March 31,
In millions of dollars	2018	2017
Total revenues, net of interest expense	$—	$—
Loss from discontinued operations	$(7)	$(28)
Benefit for income taxes	—	(10)
Loss from discontinued operations, net of taxes	$(7)	$(18)

Cash flows for discontinued operations were not material for the periods presented.

Significant Disposals
There were no new significant disposal transactions during the three months ended March 31, 2018. For a description of the Company’s significant disposal transactions and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the following business segments: Global Consumer Banking (GCB) and ICG. In addition, Corporate/Other includes activities not assigned to a specific business segment, as well as certain North America and international loan portfolios, discontinued operations and other legacy assets.
The prior-period balances reflect reclassifications to conform the presentation for all periods to the current period’s presentation. Effective January 1, 2018, financial data was reclassified to reflect:

•	adoption of ASU No. 2014-09, Revenue Recognition, which occurred on January 1, 2018 on a retrospective basis. See “Accounting Changes” in Note 1 to the Consolidated Financial Statements;

•	the re-attribution of certain costs between Corporate/Other and GCB and ICG; and

•	certain other immaterial reclassifications.

Citi’s consolidated results remain unchanged for all periods presented as a result of the changes and reclassifications discussed above.

For additional information regarding Citigroup’s business segments, see Note 3 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Three Months Ended March 31,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2018	2017	2018	2017	2018	2017	March 31, 2018	December 31, 2017
Global Consumer Banking	$8,433	$7,846	$453	$582	$1,394	$998	$423	$428
Institutional Clients Group	9,848	9,319	1,057	1,375	3,329	3,011	1,407	1,336
Corporate/Other	591	1,201	(69)	(94)	(74)	109	92	78
Total	$18,872	$18,366	$1,441	$1,863	$4,649	$4,118	$1,922	$1,842

(1)
Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $8.4 billion and $8.5 billion; in EMEA of $3.2 billion and $2.9 billion; in Latin America of $2.6 billion and $2.3 billion; and in Asia of $4.1 billion and $3.5 billion for the three months ended March 31, 2018 and 2017, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $1.9 billion and $1.8 billion; in the ICG results of $(41) million and $(205) million; and in the Corporate/Other results of $(7) million and $52 million for the three months ended March 31, 2018 and 2017, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2018	2017
Interest revenue
Loan interest, including fees	$10,892	$10,045
Deposits with banks	432	295
Federal funds sold and securities borrowed or purchased under agreements to resell	1,039	661
Investments, including dividends	2,234	1,960
Trading account assets(1)	1,371	1,266
Other interest	364	294
Total interest revenue	$16,332	$14,521
Interest expense
Deposits(2)	$1,997	$1,415
Federal funds purchased and securities loaned or sold under agreements to repurchase	949	493
Trading account liabilities(1)	215	147
Short-term borrowings	471	199
Long-term debt	1,528	1,312
Total interest expense	$5,160	$3,566
Net interest revenue	$11,172	$10,955
Provision for loan losses	1,803	1,675
Net interest revenue after provision for loan losses	$9,369	$9,280

(1)	Interest expense on Trading account liabilities is reported as a reduction of interest revenue from Trading account assets.

(2)	Includes deposit insurance fees and charges of $376 million and $305 million for the three months ended March 31, 2018 and 2017, respectively.

5.  COMMISSIONS AND FEES; ADMINISTRATION
AND OTHER FIDUCIARY FEES

The primary components of Commissions and fees revenue are investment banking fees, brokerage commissions, credit- and bank-card income and deposit-related fees.
Investment banking fees are substantially composed of underwriting and advisory revenues. Such fees are recognized at the point in time when Citigroup’s performance under the terms of a contractual arrangement is completed, which is typically at the closing of a transaction. Reimbursed expenses related to this transactions are recorded as revenue and are included within investment banking fees. In certain instances for advisory contracts, Citi will receive amounts in advance of the deal closing. In these instances, the amounts received will be recognized as a liability and not recognized in revenue until the transaction closes. The contract liability amount for the years presented was negligible. Out-of-pocket expenses associated with underwriting activity are deferred and recognized at the time the related revenue is recognized, while out-of-pocket expenses associated with advisory arrangements are expensed as incurred. In general, expenses incurred related to investment banking transactions, whether consummated or not, are recorded in Other operating expenses. The Company has determined that it acts as principal in the majority of these transactions and therefore presents expenses gross within Other operating expenses.
Brokerage commissions primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sales of mutual funds, and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Brokerage commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally on trade-execution date. Gains or losses, if any, on these transactions are included in Principal transactions (see Note 6 to the Consolidated Financial Statements). Sales of certain investment products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the product is not recognized until the variable consideration becomes fixed. The Company recognized $148 million of revenue related to such variable consideration in the first quarter of 2018, compared with $96 million in the first quarter of 2017. These amounts primarily relate to performance obligations satisfied in prior periods.

Credit- and bank-card income is primarily composed of interchange fees, which are earned by card issuers based on purchase sales, and certain card fees, including annual fees. Costs related to customer reward programs and certain payments to partners (primarily based on program sales, profitability and customer acquisitions) are recorded as a reduction of Credit and bank card income. Interchange revenues are recognized as earned on a daily basis when Citi's performance obligation to transmit funds to the payment networks has been satisfied. Annual card fees, net of origination costs, are deferred and amortized on a straight-line basis over a 12-month period. Costs related to card reward programs are recognized when the rewards are earned by the cardholders. Payments to partners are recognized when incurred.
Deposit-related fees consist of service charges on deposit accounts and fees earned from performing cash management activities and other deposit account services. Such fees are recognized in the period in which the related service is provided.
Transactional service fees primarily consist of fees charged for processing services such as cash management, global payments, clearing, international funds transfer, and other trade services. Such fees are recognized as/when the associated service is satisfied, which normally occurs at the point in time the service is requested by the customer and provided by Citi.
Insurance distribution revenue consists of commissions earned from third-party insurance companies for marketing and selling insurance policies on behalf of such entities. Such commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally when the insurance policy is sold to the policyholder. Sales of certain insurance products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the policy is not recognized until the variable consideration becomes determinable. The Company recognized $103 million of revenue related to such variable consideration in the first quarter of 2018, compared with $120 million in the first quarter of 2017. These amounts primarily relate to performance obligations satisfied in prior periods.
Insurance premiums consist of premium income from insurance policies which Citi has underwritten and sold to policyholders.

The following tables present Commissions and fees revenue:

	Three Months Ended March 31,
	2018
In millions of dollars	ICG	GCB	Corporate/Other	Total
Investment banking	$822	$—	$—	$822
Brokerage commissions	566	248	—	814
Credit- and bank-card income
Interchange fees	260	1,875	5	2,140
Card-related loan fees	14	155	6	175
Card rewards and partner payments	(124)	(1,874)	(5)	(2,003)
Deposit-related fees(1)	236	183	1	420
Transactional service fees	190	21	2	213
Corporate finance(2)	142	1	—	143
Insurance distribution revenue(3)	5	143	5	153
Insurance premiums(3)	—	33	(1)	32
Loan servicing	38	22	12	72
Other	15	32	2	49
Total commissions and fees(4)	$2,164	$839	$27	$3,030

	Three Months Ended March 31,
	2017
In millions of dollars	ICG	GCB	Corporate/Other	Total
Investment banking	$904	$—	$—	$904
Brokerage commissions	482	193	1	676
Credit- and bank-card income
Interchange fees	222	1,703	40	1,965
Card-related loan fees	12	167	16	195
Card rewards and partner payments	(103)	(1,685)	(27)	(1,815)
Deposit-related fees(1)	208	185	4	397
Transactional service fees	174	27	24	225
Corporate finance(2)	184	1	—	185
Insurance distribution revenue(3)	2	144	25	171
Insurance premiums(3)	—	33	(1)	32
Loan servicing	35	26	31	92
Other	(20)	25	23	28
Total commissions and fees(4)	$2,100	$819	$136	$3,055

(1)	Includes $32 million and $33 million of overdraft fees in the first quarter of 2018 and the first quarter of 2017, respectively. Overdraft fees are accounted for under ASC 310.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.

(3)	Previously reported as insurance premiums on the Consolidated Statement of Income.

(4)
Commissions and fees includes $(1,545) million and $(1,278) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the first quarters of 2018 and 2017, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums, and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees are primarily composed of custody fees and fiduciary fees.
The custody product is composed of numerous services related to the administration, safekeeping and reporting for both U.S. and non-U.S. denominated securities. The services offered to clients include: trade settlement, safekeeping, income collection, corporate action notification, record-keeping and reporting, tax reporting, and cash management. These services are provided for a wide range of securities, including but not limited to equities, municipal and corporate bonds, mortgage and asset-backed securities, money market instruments, U.S. Treasuries and agencies, derivative instruments, mutual funds, alternative investments and precious metals. Custody fees are recognized as/when the associated promised service is satisfied, which normally occurs at the point in time the service is requested by the customer and provided by Citi.
Fiduciary fees consist of trust services and investment management services. As an escrow agent, Citi receives, safe-

keeps, services and manages clients’ escrowed assets such as cash, securities, property (including intellectual property), contracts, or other collateral. Citi performs its escrow agent duties by safekeeping the funds during the specified time period agreed upon by all parties and therefore earns its revenue evenly during the contract duration.
Investment management services consist of managing assets on behalf of Citi’s retail and institutional clients. Revenue from these services primarily consists of asset-based fees for advisory accounts, which are based on the market value of the client’s assets and recognized monthly, when the market value is fixed. In some instances, the Company contracts with third-party advisors and to third-party custodians. The Company has determined that it acts as principal in the majority of these transactions and therefore presents the amounts paid to third parties gross within Other operating expenses.
The following table presents Administration and other fiduciary fees:

	Three Months Ended March 31,
	2018
In millions of dollars	ICG	GCB	Corp/Other	Total
Custody fees	$368	$47	$16	$431
Fiduciary fees	167	147	7	321
Guarantee fees	137	14	2	153
Total administration and other fiduciary fees(1)	$672	$208	$25	$905

	Three Months Ended March 31,
	2017
In millions of dollars	ICG	GCB	Corp/Other	Total
Custody fees	$355	$38	$13	$406
Fiduciary fees	141	133	11	285
Guarantee fees	128	13	2	143
Total administration and other fiduciary fees(1)	$624	$184	$26	$834

(1)
Administration and other fiduciary fees includes $153 million and $143 million for the first quarters of 2018 and 2017, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These amounts include guarantee fees.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions which are managed on a portfolio basis characterized by primary risk. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activities. Principal transactions include CVA (credit valuation adjustments on derivatives) and FVA (funding valuation adjustments) on over-the-counter derivatives. These adjustments are discussed further in Note 20 to the Consolidated Financial Statements.

In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions
revenue:

	Three Months Ended March 31,
In millions of dollars	2018	2017
Global Consumer Banking(1)	$150	$155
Institutional Clients Group	2,884	2,731
Corporate/Other(1)	255	208
Total Citigroup	$3,289	$3,094
Interest rate risks(2)	$1,622	$1,746
Foreign exchange risks(3)	745	579
Equity risks(4)	566	212
Commodity and other risks(5)	92	153
Credit products and risks(6)	264	404
Total	$3,289	$3,094

(1)	Primarily relates to foreign exchange risks.

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

7. INCENTIVE PLANS
For additional information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

8. RETIREMENT BENEFITS
For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Benefits earned during the period	$1	$1	$38	$36	$—	$—	$2	$2
Interest cost on benefit obligation	123	139	75	71	6	6	26	24
Expected return on plan assets	(213)	(216)	(78)	(70)	(3)	(1)	(23)	(21)
Amortization of unrecognized
Prior service benefit	—	—	(1)	(1)	—	—	(2)	(2)
Net actuarial loss (gain)	47	44	13	16	—	(1)	7	8
Settlement loss(1)	—	—	4	—	—	—	—	—
Total net (benefit) expense	$(42)	$(32)	$51	$52	$3	$4	$10	$11

(1)	Losses due to settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following tables summarize the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s
Significant Plans.

	Three Months Ended March 31, 2018
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$14,040	$7,433	$699	$1,261
Plans measured annually	(28)	(1,987)	—	(334)
Projected benefit obligation at beginning of year—Significant Plans	$14,012	$5,446	$699	$927
Benefits earned during the period	1	22	—	2
Interest cost on benefit obligation	123	63	6	23
Actuarial (gain) loss	(495)	(6)	(21)	5
Benefits paid, net of participants’ contributions and government subsidy	(205)	(68)	(17)	(12)
Foreign exchange impact and other	—	140	—	71
Projected benefit obligation at period end—Significant Plans	$13,436	$5,597	$667	$1,016

	Three Months Ended March 31, 2018
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$12,725	$7,128	$262	$1,119
Plans measured annually	—	(1,305)	—	(10)
Plan assets at fair value at beginning of year—Significant Plans	$12,725	$5,823	$262	$1,109
Actual return on plan assets	(157)	26	—	(14)
Company contributions, net of reimbursements	13	11	(4)	—
Benefits paid, net of participants’ contributions and government subsidy	(205)	(68)	(17)	(12)
Foreign exchange impact and other	—	146	—	84
Plan assets at fair value at period end—Significant Plans	$12,376	$5,938	$241	$1,167
Funded status of the Significant Plans
Qualified plans(1)	$(365)	$341	$(426)	$151
Nonqualified plans	(695)	—	—	—
Funded status of the plans at period end—Significant Plans	$(1,060)	$341	$(426)	$151
Net amount recognized at period end
Benefit asset	$—	$829	$—	$151
Benefit liability	(1,060)	(488)	(426)	—
Net amount recognized on the balance sheet—Significant Plans	$(1,060)	$341	$(426)	$151
Amounts recognized in AOCI at period end
Prior service benefit	$—	$27	$—	$86
Net actuarial (loss) gain	(6,644)	(882)	89	(364)
Net amount recognized in equity (pretax)—Significant Plans	$(6,644)	$(855)	$89	$(278)

Accumulated benefit obligation at period end—Significant Plans	$13,430	$5,329	$667	$1,016

(1)
The U.S. qualified pension plan is fully funded pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2018 and no minimum required funding is expected for 2018.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended March 31, 2018	For Year Ended December 31, 2017
Beginning of period balance, net of tax(1)(2)	$(6,183)	$(5,164)
Actuarial assumptions changes and plan experience	516	(760)
Net asset (loss) gain due to difference between actual and expected returns	(451)	625
Net amortization	58	229
Prior service cost	—	(4)
Curtailment/settlement gain(3)	4	17
Foreign exchange impact and other	(36)	(93)
Impact of Tax Reform(4)	—	(1,020)
Change in deferred taxes, net	(3)	(13)
Change, net of tax	$88	$(1,019)
End of period balance, net of tax(1)(2)	$(6,095)	$(6,183)

(1)	See Note 17 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Gains due to curtailment and settlement relate to repositioning and divestiture activities.

(4)	In the fourth quarter of 2017, the Company adopted ASU 2018-02, which transferred these amounts from AOCI to Retained earnings. See Note 1 to the 2017 Consolidated Financial Statements.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
U.S. plans
Qualified pension	3.60%	3.75%	4.10%
Nonqualified pension	3.60	3.65	4.00
Postretirement	3.50	3.55	3.90
Non-U.S. plans
Pension	0.6-10.20	0.65-10.35	0.60-11.00
Weighted average	4.75	4.86	5.08
Postretirement	9.55	8.95	9.65

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Mar. 31, 2018	Dec. 31, 2017
U.S. plans
Qualified pension	3.95%	3.60%
Nonqualified pension	3.95	3.60
Postretirement	3.90	3.50
Non-U.S. plans
Pension	0.75 -9.90	0.6-10.20
Weighted average	4.88	4.75
Postretirement	9.50	9.55

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended March 31, 2018
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$8	$(12)
Non-U.S. plans	(3)	6
Postretirement
U.S. plans	—	(1)
Non-U.S. plans	(2)	3

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first three months of 2018.

The following table summarizes the Company’s actual contributions for the three months ended March 31, 2018 and 2017, as well as estimated expected Company contributions for the remainder of 2018 and the actual contributions made for the remainder of 2017.

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Company contributions(2) for the three months ended March 31	$14	$13	$29	$34	$—	$12	$3	$2
Company contributions made or expected to be made during the remainder of the year	45	92	99	101	—	164	8	7

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended March 31,
In millions of dollars	2018	2017
U.S. plans	$104	$98
Non-U.S. plans	76	69

Post Employment Plans
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended March 31,
In millions of dollars	2018	2017
Service-related expense	$—	$—
Interest cost on benefit obligation	—	—
Amortization of unrecognized
Prior service benefit	(8)	(8)
Net actuarial loss	1	1
Total service-related benefit	$(7)	$(7)
Non-service-related expense	$6	$8
Total net (benefit) expense	$(1)	$1

9.     EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended March 31,
In millions, except per-share amounts	2018	2017
Income from continuing operations before attribution of noncontrolling interests	$4,649	$4,118
Less: Noncontrolling interests from continuing operations	22	10
Net income from continuing operations (for EPS purposes)	$4,627	$4,108
Income (loss) from discontinued operations, net of taxes	(7)	(18)
Citigroup's net income	$4,620	$4,090
Less: Preferred dividends(1)	272	301
Net income available to common shareholders	$4,348	$3,789
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	51	55
Net income allocated to common shareholders for basic EPS	$4,297	$3,734
Net income allocated to common shareholders for diluted EPS	4,297	3,734
Weighted-average common shares outstanding applicable to basic EPS	2,561.6	2,765.3
Effect of dilutive securities(2)
Options(3)	0.1	0.2
Other employee plans	1.3	—
Adjusted weighted-average common shares outstanding applicable to diluted EPS(4)	2,563.0	2,765.5
Basic earnings per share(5)
Income from continuing operations	$1.68	$1.36
Discontinued operations	—	(0.01)
Net income	$1.68	$1.35
Diluted earnings per share(5)
Income from continuing operations	$1.68	$1.36
Discontinued operations	—	(0.01)
Net income	$1.68	$1.35

(1)
As of March 31, 2018, Citi estimates it will distribute preferred dividends of approximately $902 million during the remainder of 2018, assuming such dividends are declared by the Citi Board of Directors. During the first quarter of 2018, Citi redeemed all of its 3.8 million Series AA preferred shares for $96.8 million at par value. Citi redeemed its Series E preferred stock in April 2018.

(2)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $104.67 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in the three months ended March 31, 2018 and 2017 because they were anti-dilutive.

(3)
During the first quarters of 2018 and 2017, weighted-average options to purchase 0.5 million and 0.9 million shares of common stock, respectively, were outstanding, but not included in the computation of earnings per share because the weighted-average exercise prices of $149.41 and $201.01 per share, respectively, were anti-dilutive.

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

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 11 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2018	December 31, 2017
Federal funds sold	$—	$—
Securities purchased under agreements to resell	133,616	130,984
Deposits paid for securities borrowed	124,271	101,494
Total(1)	$257,887	$232,478

Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2018	December 31, 2017
Federal funds purchased	$325	$326
Securities sold under agreements to repurchase	157,550	142,646
Deposits received for securities loaned	13,884	13,305
Total(1)	$171,759	$156,277

(1)
The above tables do not include securities-for-securities lending transactions of $15.6 billion and $14.0 billion at March 31, 2018 and December 31, 2017, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.

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

	As of March 31, 2018
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$220,159	$86,543	$133,616	$101,046	$32,570
Deposits paid for securities borrowed	124,271	—	124,271	24,560	99,711
Total	$344,430	$86,543	$257,887	$125,606	$132,281

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$244,093	$86,543	$157,550	$79,626	$77,924
Deposits received for securities loaned	13,884	—	13,884	4,528	9,356
Total	$257,977	$86,543	$171,434	$84,154	$87,280

	As of December 31, 2017
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$204,460	$73,476	$130,984	$103,022	$27,962
Deposits paid for securities borrowed	101,494	—	101,494	22,271	79,223
Total	$305,954	$73,476	$232,478	$125,293	$107,185

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$216,122	$73,476	$142,646	$73,716	$68,930
Deposits received for securities loaned	13,305	—	13,305	4,079	9,226
Total	$229,427	$73,476	$155,951	$77,795	$78,156

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes federal funds sold/purchased. See tables above.

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

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity:

	As of March 31, 2018
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$96,155	$77,118	$26,587	$44,233	$244,093
Deposits received for securities loaned	9,369	397	2,197	1,921	13,884
Total	$105,524	$77,515	$28,784	$46,154	$257,977

	As of December 31, 2017
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$82,073	$68,372	$33,846	$31,831	$216,122
Deposits received for securities loaned	9,946	266	1,912	1,181	13,305
Total	$92,019	$68,638	$35,758	$33,012	$229,427

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral:

	As of March 31, 2018
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$72,336	$—	$72,336
State and municipal securities	1,794	—	1,794
Foreign government securities	99,870	226	100,096
Corporate bonds	23,168	691	23,859
Equity securities	21,659	12,310	33,969
Mortgage-backed securities	15,930	—	15,930
Asset-backed securities	6,593	—	6,593
Other	2,743	657	3,400
Total	$244,093	$13,884	$257,977

	As of December 31, 2017
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$58,774	$—	$58,774
State and municipal securities	1,605	—	1,605
Foreign government securities	89,576	105	89,681
Corporate bonds	20,194	657	20,851
Equity securities	20,724	11,907	32,631
Mortgage-backed securities	17,791	—	17,791
Asset-backed securities	5,479	—	5,479
Other	1,979	636	2,615
Total	$216,122	$13,305	$229,427

11. BROKERAGE RECEIVABLES AND BROKERAGE
PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	March 31, 2018	December 31, 2017
Receivables from customers	$19,186	$19,215
Receivables from brokers, dealers and clearing organizations	27,386	19,169
Total brokerage receivables(1)	$46,572	$38,384
Payables to customers	$43,122	$38,741
Payables to brokers, dealers and clearing organizations	26,563	22,601
Total brokerage payables(1)	$69,685	$61,342

(1)
Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

12.   INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for other-than-temporary impairment (OTTI), see Note 13 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

Overview
Citi adopted ASU 2016-01 and ASU 2018-03 as of January 1, 2018. The ASUs require fair value changes on marketable equity securities to be recognized in earnings. The available-for-sale category is eliminated for equity securities. Also, non-marketable equity securities are required to be measured at fair value with changes in fair value recognized in earnings unless: (i) the measurement alternative is elected or (ii) the investment represents Federal Reserve Bank and Federal Home Loan Bank stock or certain exchange seats that continue to be carried at cost. See Note 1 to the Consolidated Financial Statements for additional details.

The following tables present Citi’s investments by category:

In millions of dollars	March 31, 2018

Debt securities available-for-sale (AFS)	$291,523
Debt securities held-to-maturity (HTM)(1)	52,492
Marketable equity securities carried at fair value(2)	277
Non-marketable equity securities carried at fair value(2)	1,292
Non-marketable equity securities measured using the measurement alternative(3)	401
Non-marketable equity securities carried at cost(4)	5,986
Total investments	$351,971

In millions of dollars	December 31, 2017

Securities available-for-sale (AFS)	$290,914
Debt securities held-to-maturity (HTM)(1)	53,320
Non-marketable equity securities carried at fair value(2)	1,206
Non-marketable equity securities carried at cost(4)	6,850
Total investments	$352,290

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses are recognized in earnings.

(3)	Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings.
(4) Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and various exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended March 31,
In millions of dollars	2018	2017
Taxable interest	$2,042	$1,764
Interest exempt from U.S. federal income tax	130	142
Dividend income	62	54
Total interest and dividend income	$2,234	$1,960

The following table presents realized gains and losses on the sales of investments, which excludes OTTI losses:

	Three Months Ended March 31,
In millions of dollars	2018	2017
Gross realized investment gains	$345	$288
Gross realized investment losses	(175)	(96)
Net realized gains on sale of investments	$170	$192

Securities Available-for-Sale
The amortized cost and fair value of AFS securities were as follows:

	March 31, 2018				December 31, 2017
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$42,147	$134	$993	$41,288	$42,116	$125	$500	$41,741
Prime	6	3	—	9	11	6	—	17
Alt-A	9	88	—	97	26	90	—	116
Non-U.S. residential	2,645	10	2	2,653	2,744	13	6	2,751
Commercial	310	1	3	308	334	—	2	332
Total mortgage-backed securities	$45,117	$236	$998	$44,355	$45,231	$234	$508	$44,957
U.S. Treasury and federal agency securities
U.S. Treasury	$108,335	$74	$1,611	$106,798	$108,344	$77	$971	$107,450
Agency obligations	10,689	5	178	10,516	10,813	7	124	10,696
Total U.S. Treasury and federal agency securities	$119,024	$79	$1,789	$117,314	$119,157	$84	$1,095	$118,146
State and municipal(2)	$9,980	$126	$269	$9,837	$8,870	$140	$245	$8,765
Foreign government	103,833	540	598	103,775	100,615	508	590	100,533
Corporate	13,068	43	115	12,996	14,144	51	86	14,109
Asset-backed securities(1)	3,075	53	47	3,081	3,906	14	2	3,918
Other debt securities	165	—	—	165	297	—	—	297
Total debt securities AFS	$294,262	$1,077	$3,816	$291,523	$292,220	$1,031	$2,526	$290,725
Marketable equity securities AFS(3)	$—	$—	$—	$—	$186	$4	$1	$189
Total securities AFS	$294,262	$1,077	$3,816	$291,523	$292,406	$1,035	$2,527	$290,914

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

(3)
Citi adopted ASU 2016-01 and ASU 2018-03 as of January 1, 2018, resulting in a cumulative effect adjustment from AOCI to retained earnings for net unrealized gains on marketable equity securities AFS. The available for sale category is eliminated for equity securities effective January 1, 2018. See Note 1 to the Consolidated Financial Statements for additional details.

The following shows the fair value of AFS securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2018
Debt Securities AFS(1)
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32,313	$900	$1,873	$93	$34,186	$993
Non-U.S. residential	891	2	—	—	891	2
Commercial	241	2	41	1	282	3
Total mortgage-backed securities	$33,445	$904	$1,914	$94	$35,359	$998
U.S. Treasury and federal agency securities
U.S. Treasury	$81,738	$1,417	$7,526	$194	$89,264	$1,611
Agency obligations	7,964	144	1,567	34	9,531	178
Total U.S. Treasury and federal agency securities	$89,702	$1,561	$9,093	$228	$98,795	$1,789
State and municipal	$2,250	$35	$1,116	$234	$3,366	$269
Foreign government	46,459	371	9,972	227	56,431	598
Corporate	5,831	101	890	14	6,721	115
Asset-backed securities	699	47	20	—	719	47
Other debt securities	22	—	—	—	22	—
Total debt securities AFS	$178,408	$3,019	$23,005	$797	$201,413	$3,816
December 31, 2017
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30,994	$438	$2,206	$62	$33,200	$500
Non-U.S. residential	753	6	—	—	753	6
Commercial	150	1	57	1	207	2
Total mortgage-backed securities	$31,897	$445	$2,263	$63	$34,160	$508
U.S. Treasury and federal agency securities
U.S. Treasury	$79,050	$856	$7,404	$115	$86,454	$971
Agency obligations	8,857	110	1,163	14	10,020	124
Total U.S. Treasury and federal agency securities	$87,907	$966	$8,567	$129	$96,474	$1,095
State and municipal	$1,009	$11	$1,155	$234	$2,164	$245
Foreign government	53,206	356	9,051	234	62,257	590
Corporate	6,737	74	859	12	7,596	86
Asset-backed securities	449	1	25	1	474	2
Other debt securities	—	—	—	—	—	—
Marketable equity securities AFS(1)	11	1	—	—	11	1
Total securities AFS	$181,216	$1,854	$21,920	$673	$203,136	$2,527

(1)
Citi adopted ASU 2016-01 and ASU 2018-03 as of January 1, 2018, resulting in a cumulative effect adjustment from AOCI to retained earnings for net unrealized gains on marketable equity securities AFS. The available for sale category is eliminated for equity securities effective January 1, 2018. See Note 1 to the Consolidated Financial Statements for additional details.

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	March 31, 2018		December 31, 2017
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$92	$91	$45	$45
After 1 but within 5 years	1,331	1,327	1,306	1,304
After 5 but within 10 years	1,320	1,298	1,376	1,369
After 10 years(2)	42,374	41,639	42,504	42,239
Total	$45,117	$44,355	$45,231	$44,957
U.S. Treasury and federal agency securities
Due within 1 year	$12,897	$12,906	$4,913	$4,907
After 1 but within 5 years	104,061	102,375	111,236	110,238
After 5 but within 10 years	2,066	2,033	3,008	3,001
After 10 years(2)	—	—	—	—
Total	$119,024	$117,314	$119,157	$118,146
State and municipal
Due within 1 year	$1,874	$1,873	$1,792	$1,792
After 1 but within 5 years	2,496	2,494	2,579	2,576
After 5 but within 10 years	591	607	514	528
After 10 years(2)	5,019	4,863	3,985	3,869
Total	$9,980	$9,837	$8,870	$8,765
Foreign government
Due within 1 year	$32,899	$32,909	$32,130	$32,100
After 1 but within 5 years	55,910	55,571	53,034	53,165
After 5 but within 10 years	12,454	12,639	12,949	12,680
After 10 years(2)	2,570	2,656	2,502	2,588
Total	$103,833	$103,775	$100,615	$100,533
All other(3)
Due within 1 year	$2,821	$2,818	$3,998	$3,991
After 1 but within 5 years	9,147	9,092	9,047	9,027
After 5 but within 10 years	2,905	2,907	3,415	3,431
After 10 years(2)	1,435	1,425	1,887	1,875
Total	$16,308	$16,242	$18,347	$18,324
Total debt securities AFS	$294,262	$291,523	$292,220	$290,725

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
March 31, 2018
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$23,968	$(38)	$23,930	$8	$(553)	$23,385
Alt-A	—	—	—	—	—	—
Non-U.S. residential	1,492	—	1,492	25	—	1,517
Commercial	260	—	260	—	—	260
Total mortgage-backed securities	$25,720	$(38)	$25,682	$33	$(553)	$25,162
State and municipal	$7,686	$(33)	$7,653	$185	$(132)	7,706
Foreign government	1,354	—	1,354	3	(12)	1,345
Asset-backed securities(3)	17,803	—	17,803	87	(3)	17,887
Total debt securities held-to-maturity	$52,563	$(71)	$52,492	$308	$(700)	$52,100
December 31, 2017
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$23,854	$26	$23,880	$40	$(157)	$23,763
Alt-A	206	(65)	141	57	—	198
Non-U.S. residential	1,887	(46)	1,841	65	—	1,906
Commercial	237	—	237	—	—	237
Total mortgage-backed securities	$26,184	$(85)	$26,099	$162	$(157)	$26,104
State and municipal (4)	$8,925	$(28)	$8,897	$378	$(73)	$9,202
Foreign government	740	—	740	—	(18)	722
Asset-backed securities(3)	17,588	(4)	17,584	162	(22)	17,724
Total debt securities held-to-maturity	$53,437	$(117)	$53,320	$702	$(270)	$53,752

(1)
For debt securities transferred to HTM from Trading account assets, amortized cost basis is defined as the fair value of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For debt securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any other-than-temporary impairment recognized in earnings.

(2)
HTM debt securities are carried on the Consolidated Balance Sheet at amortized cost basis, plus or minus any unamortized unrealized gains and losses and fair value hedge adjustments recognized in AOCI prior to reclassifying the debt securities from AFS to HTM. Changes in the values of these securities are not reported in the financial statements, except for the amortization of any difference between the carrying value at the transfer date and par value of the securities, and the recognition of any non-credit fair value adjustments in AOCI in connection with the recognition of any credit impairment in earnings related to securities the Company continues to intend to hold until maturity.

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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
March 31, 2018
Debt securities held-to-maturity
Mortgage-backed securities	$6,889	$98	$15,108	$455	$21,997	$553
State and municipal	1,528	21	758	111	2,286	132
Foreign government	1,344	12	—	—	1,344	12
Asset-backed securities	36	3	—	—	36	3
Total debt securities held-to-maturity	$9,797	$134	$15,866	$566	$25,663	$700
December 31, 2017
Debt securities held-to-maturity
Mortgage-backed securities	$6,244	$50	$8,678	$107	$14,922	$157
State and municipal	353	5	835	68	1,188	73
Foreign government	723	18	—	—	723	18
Asset-backed securities	71	3	134	19	205	22
Total debt securities held-to-maturity	$7,391	$76	$9,647	$194	$17,038	$270
Note: Excluded from the gross unrecognized losses presented in the table above are $(71) million and $(117) million of net unrealized losses recorded in AOCI as of March 31, 2018 and December 31, 2017, respectively, primarily related to the difference between the amortized cost and carrying value of HTM debt securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at March 31, 2018 and December 31, 2017.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	March 31, 2018		December 31, 2017
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	131	130	720	720
After 5 but within 10 years	166	165	148	149
After 10 years(1)	25,385	24,867	25,231	25,235
Total	$25,682	$25,162	$26,099	$26,104
State and municipal
Due within 1 year	$234	$234	$407	$425
After 1 but within 5 years	380	398	259	270
After 5 but within 10 years	438	442	512	524
After 10 years(1)	6,601	6,632	7,719	7,983
Total	$7,653	$7,706	$8,897	$9,202
Foreign government
Due within 1 year	$486	$486	$381	$381
After 1 but within 5 years	868	859	359	341
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$1,354	$1,345	$740	$722
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	1,989	1,994	1,669	1,680
After 10 years(1)	15,814	15,893	15,915	16,044
Total	$17,803	$17,887	$17,584	$17,724
Total debt securities held-to-maturity	$52,492	$52,100	$53,320	$53,752

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary Impairment

Overview
The Company conducts periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. This review applies to all securities that are not measured at fair value with changes in fair value recognized in earnings. Effective January 1, 2018, the AFS category is eliminated for equity securities and, therefore, other-than-temporary impairment (OTTI) review is not required for those securities. See Note 1 to the Consolidated Financial Statements for additional details.
An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. Losses related to HTM debt securities generally are not recorded, as these investments are carried at adjusted amortized cost basis. However, for HTM debt securities with credit-related impairment, the credit loss is recognized in earnings as OTTI and any difference between the cost basis adjusted for the OTTI and fair value is recognized in AOCI and amortized as an adjustment of yield over the remaining contractual life of the security. For debt securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For debt securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any impairment recognized in earnings.
Regardless of the classification of securities as AFS or HTM, the Company assesses each position with an unrealized loss for OTTI. Factors considered in determining whether a loss is temporary include:

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

AFS Equity Securities and Equity Method Investments
For AFS equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to cost or whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its cost basis. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings. AFS equity securities deemed to be other-than-temporarily impaired are written down to fair value, with the full difference between fair value and cost recognized in earnings. Effective January 1, 2018, the AFS category is eliminated for equity securities and, therefore, OTTI review is not required for those securities. See Note 1 to the Consolidated Financial Statements for additional details.
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

The sections below describe the Company’s process for identifying credit-related impairments for security types that have the most significant unrealized losses as of March 31, 2018.

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

Recognition and Measurement of OTTI
The following tables present total OTTI recognized in earnings:

OTTI on Investments	Three Months Ended March 31, 2018
In millions of dollars	AFS(1)	HTM	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	27	—	27
Total OTTI losses recognized in earnings	$27	$—	$27

(1)
For the three months ended March 31, 2018, amounts represent AFS debt securities. Effective January 1, 2018, the AFS category is eliminated for equity securities. See Note 1 to the Consolidated Financial Statements for additional details.

OTTI on Investments	Three months ended March 31, 2017
In millions of dollars	AFS (1)	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise and FX losses	11	1	12
Total impairment losses recognized in earnings	$11	$1	$12

(1)	Includes OTTI on non-marketable equity securities.

The following are three-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	December 31, 2017 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured(1)	March 31, 2018 balance
AFS debt securities
Mortgage-backed securities (2)	$38	$—	$—	$(13)	$25
State and municipal	4	—	—	(4)	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	2	—	—	—	2
Total OTTI credit losses recognized for AFS debt securities	$48	$—	$—	$(17)	$31
HTM debt securities
Mortgage-backed securities(3)	$54	$—	$—	$(54)	$—
State and municipal	3	—	—	(3)	—
Total OTTI credit losses recognized for HTM debt securities	$57	$—	$—	$(57)	$—

(1)
Includes $18 million in cumulative OTTI reclassified from HTM to AFS due to the transfer of the related debt securities from HTM to AFS. Citi adopted ASU 2017-12, Targeted Improvements to Accounting for Hedge Activities, on January 1, 2018 and transferred approximately $4 billion of HTM debt securities into AFS classification as permitted as a one-time transfer under the standard.

(2)	Primarily consists of Prime securities.

(3)	Primarily consists of Alt-A securities.

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	December 31, 2016 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	March 31, 2017 balance
AFS debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—
State and municipal	4	—	—	—	4
Foreign government securities	—	—	—	—	—
Corporate	5	—	—	(1)	4
All other debt securities	22	—	—	—	22
Total OTTI credit losses recognized for AFS debt securities	$31	$—	$—	$(1)	$30
HTM debt securities
Mortgage-backed securities(1)	$101	$—	$—	$(4)	$97
State and municipal	3	—	—	—	3
Total OTTI credit losses recognized for HTM debt securities	$104	$—	$—	$(4)	$100

(1)	Primarily consists of Alt-A securities.

Non-Marketable Equity Securities Not Carried at Fair Value
Effective January 1, 2018, non-marketable equity securities are required to be measured at fair value with changes in fair value recognized in earnings unless: (i) the measurement alternative is elected or (ii) the investment represents Federal Reserve Bank and Federal Home Loan Bank stock or certain exchange seats that continue to be carried at cost. See Note 1 to the Consolidated Financial Statements for additional details.
The election to measure a non-marketable equity security using the measurement alternative is made on an instrument-by-instrument basis. Under the measurement alternative, an equity security is carried at cost plus or minus changes resulting from observable prices in orderly transactions for the identical or a similar investment of the same issuer, less impairment (if any). The carrying value of the equity security is adjusted to fair value on the date of an observed transaction. Fair value may differ from the observed transaction price due to a number of factors, including marketability adjustments and differences in rights and obligations when the observed transaction is not for the identical investment held by Citi.
On a quarterly basis, management qualitatively assesses whether each equity security under the measurement alternative is impaired. Impairment indicators that are considered include, but are not limited to the following:

•	A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee

•	A significant adverse change in the regulatory, economic, or technological environment of the investee

•	A significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates

•	A bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment

•
Factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants

When the qualitative assessment indicates that impairment exists, the investment is written down to fair value, with the full difference between the fair value of the investment and its carrying amount recognized in earnings.

Below is the carrying value of non-marketable equity securities measured using the measurement alternative at March 31, 2018, and amounts recognized in earnings for the three months ended March 31, 2018:

In millions of dollars	Three Months Ended March 31, 2018
Measurement alternative, balance at March 31, 2018	$401
Measurement alternative—impairment losses(1)	1
Measurement alternative—downward changes for observable prices(1)	2
Measurement alternative—upward changes for observable prices(1)	123

(1)	See Note 20 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended March 31, 2018, there were no impairment losses recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Hedge funds	$—	$1	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	413	372	62	62	—	—
Real estate funds (2)(3)	20	31	19	20	—	—
Total	$433	$404	$81	$82	—	—

(1)	Private equity funds include funds that invest in infrastructure, emerging markets and venture capital.

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

13.   LOANS

Citigroup loans are reported in two categories: consumer and corporate. These categories are classified primarily according to the segment and subsegment that manage the loans. For additional information regarding Citi’s consumer and corporate loans, including related accounting policies, see Note 14 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other. The following table provides Citi’s consumer loans by loan type:

In millions of dollars	March 31, 2018	December 31, 2017
In U.S. offices
Mortgage and real estate(1)	$63,412	$65,467
Installment, revolving credit and other	3,306	3,398
Cards	131,081	139,006
Commercial and industrial	7,493	7,840
	$205,292	$215,711
In offices outside the U.S.
Mortgage and real estate(1)	$44,833	$44,081
Installment, revolving credit and other	27,651	26,556
Cards	25,993	26,257
Commercial and industrial	20,526	20,238
Lease financing	62	76
	$119,065	$117,208
Total consumer loans	$324,357	$332,919
Net unearned income	$727	$737
Consumer loans, net of unearned income	$325,084	$333,656

(1)	Loans secured primarily by real estate.

During the three months ended March 31, 2018 and 2017, the Company sold and/or reclassified to held-for-sale, $0.8 billion and $2.3 billion, respectively, of consumer loans.

Consumer Loan Delinquency and Non-Accrual Details at March 31, 2018

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$46,607	$364	$257	$1,010	$48,238	$636	$750
Home equity loans(6)(7)	13,476	160	315	—	13,951	691	—
Credit cards	128,790	1,460	1,528	—	131,778	—	1,528
Installment and other	3,333	38	14	—	3,385	21
Commercial banking loans	9,011	14	44	—	9,069	152	13
Total	$201,217	$2,036	$2,158	$1,010	$206,421	$1,500	$2,291
In offices outside North America
Residential first mortgages(5)	$37,447	$250	$147	$—	$37,844	$412	$—
Credit cards	24,702	437	373	—	25,512	323	256
Installment and other	26,243	311	116	—	26,670	161	—
Commercial banking loans	28,504	69	63	—	28,636	179	—
Total	$116,896	$1,067	$699	$—	$118,662	$1,075	$256
Total GCB and Corporate/Other— Consumer	$318,113	$3,103	$2,857	$1,010	$325,083	$2,575	$2,547
Other(8)	1	—	—	—	1	—	—
Total Citigroup	$318,114	$3,103	$2,857	$1,010	$325,084	$2,575	$2,547

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $23 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $0.8 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in GCB or Corporate/Other consumer credit metrics.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2017

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$47,366	$505	$280	$1,225	$49,376	$665	$941
Home equity loans(6)(7)	14,268	207	352	—	14,827	750	—
Credit cards	136,588	1,528	1,613	—	139,729	—	1,596
Installment and other	3,395	45	16	—	3,456	22	1
Commercial banking loans	9,395	51	65	—	9,511	213	15
Total	$211,012	$2,336	$2,326	$1,225	$216,899	$1,650	$2,553
In offices outside North America
Residential first mortgages(5)	$37,062	$209	$148	$—	$37,419	$400	$—
Credit cards	24,934	427	366	—	25,727	323	259
Installment and other	25,634	275	123	—	26,032	157	—
Commercial banking loans	27,449	57	72	—	27,578	160	—
Total	$115,079	$968	$709	$—	$116,756	$1,040	$259
Total GCB and Corporate/Other— Consumer	$326,091	$3,304	$3,035	$1,225	$333,655	$2,690	$2,812
Other(8)	1	—	—	—	1	—	—
Total Citigroup	$326,092	$3,304	$3,035	$1,225	$333,656	$2,690	$2,812

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $25 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $1.0 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in GCB or Corporate/Other consumer credit metrics.

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

FICO score distribution in U.S. portfolio(1)(2)	March 31, 2018
In millions of dollars	Less than 620	≥ 620 but less than 660	≥ 660 but less than 720	Equal to or greater than 720
Residential first mortgages	$1,750	$1,746	$6,655	$35,253
Home equity loans	1,075	937	3,138	8,409
Credit cards	9,169	11,285	37,275	70,598
Installment and other	146	229	681	1,710
Total	$12,140	$14,197	$47,749	$115,970

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2017
In millions of dollars	Less than 620	≥ 620 but less than 660	≥ 660 but less than 720	Equal to or greater than 720
Residential first mortgages	$2,100	$1,932	$6,931	$35,334
Home equity loans	1,379	1,081	3,446	8,530
Credit cards	9,079	11,651	37,916	77,661
Installment and other	276	250	667	1,818
Total	$12,834	$14,914	$48,960	$123,343

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	March 31, 2018
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$42,790	$2,536	$214
Home equity loans	10,788	1,954	737
Total	$53,578	$4,490	$951

LTV distribution in U.S. portfolio(1)(2)	December 31, 2017
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$43,626	$2,578	$247
Home equity loans	11,403	2,147	800
Total	$55,029	$4,725	$1,047

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans

The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended March 31,
	Balance at March 31, 2018				2018	2017
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value (4)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$3,020	$3,123	$250	$3,002	$21	$36
Home equity loans	673	893	211	1,044	7	8
Credit cards	1,846	1,879	626	1,809	30	38
Installment and other
Individual installment and other	443	473	182	428	6	8
Commercial banking	287	500	26	374	3	6
Total	$6,269	$6,868	$1,295	$6,657	$67	$96

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$526 million of residential first mortgages, $348 million of home equity loans and $9 million of commercial market loans do not have a specific allowance.
(3) Included in the Allowance for loan losses.
(4) Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.

	Balance, December 31, 2017
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$2,877	$3,121	$278	$3,155
Home equity loans	1,151	1,590	216	1,181
Credit cards	1,787	1,819	614	1,803
Installment and other
Individual installment and other	431	460	175	415
Commercial banking	334	541	51	429
Total	$6,580	$7,531	$1,334	$6,983

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$607 million of residential first mortgages, $370 million of home equity loans and $10 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings

	At and for the three months ended March 31, 2018
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	588	$89	$1	$—	$—	—%
Home equity loans	456	41	2	—	—	1
Credit cards	63,203	244	—	—	—	18
Installment and other revolving	342	3	—	—	—	5
Commercial banking(6)	9	1	—	—	—	—
Total(8)	64,598	$378	$3	$—	$—
International
Residential first mortgages	549	$18	$—	$—	$—	—%
Credit cards	23,394	94	—	—	2	15
Installment and other revolving	9,325	59	—	—	2	10
Commercial banking(6)	145	28	—	—	—	2
Total(8)	33,413	$199	$—	$—	$4

	At and for the three months ended March 31, 2017
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	966	$130	$3	$—	$1	1%
Home equity loans	679	56	3	—	—	1
Credit cards	59,337	231	—	—	—	17
Installment and other revolving	221	2	—	—	—	5
Commercial banking(6)	26	5	—	—	—	—
Total(8)	61,229	$424	$6	$—	$1
International
Residential first mortgages	613	$27	$—	$—	$—	—%
Credit cards	25,237	85	—	—	2	14
Installment and other revolving	11,307	60	—	—	4	7
Commercial banking(6)	32	13	—	—	—	2
Total(8)	37,189	$185	$—	$—	$6

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $11 million of residential first mortgages and $4 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2018. These amounts include $8 million of residential first mortgages and $3 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2018, based on previously received OCC guidance.

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
(7) Post-modification balances in North America include $15 million of residential first mortgages and $6 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2017. These amounts include $9 million of residential first mortgages and $6 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2017, based on previously received OCC guidance.
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

	Three Months Ended March 31,
In millions of dollars	2018	2017
North America
Residential first mortgages	$44	$51
Home equity loans	10	9
Credit cards	59	52
Installment and other revolving	1	—
Commercial banking	8	2
Total	$122	$114
International
Residential first mortgages	$2	$2
Credit cards	53	42
Installment and other revolving	24	23
Commercial banking	—	—
Total	$79	$67

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	March 31, 2018	December 31, 2017
In U.S. offices
Commercial and industrial	$54,005	$51,319
Financial institutions	40,472	39,128
Mortgage and real estate(1)	45,581	44,683
Installment, revolving credit and other	32,866	33,181
Lease financing	1,463	1,470
	$174,387	$169,781
In offices outside the U.S.
Commercial and industrial	$101,368	$93,750
Financial institutions	35,659	35,273
Mortgage and real estate(1)	7,543	7,309
Installment, revolving credit and other	23,338	22,638
Lease financing	167	190
Governments and official institutions	6,170	5,200
	$174,245	$164,360
Total corporate loans	$348,632	$334,141
Net unearned income	$(778)	$(763)
Corporate loans, net of unearned income	$347,854	$333,378

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to HFS $0.1 billion and $0.5 billion of corporate loans during the three months ended March 31, 2018 and 2017, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three months ended March 31, 2018 or 2017.

Corporate Loan Delinquency and Non-Accrual Details at March 31, 2018

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$478	$77	$555	$1,260	$149,912	$151,727
Financial institutions	63	22	85	87	74,840	75,012
Mortgage and real estate	131	14	145	192	52,772	53,109
Leases	22	—	22	43	1,564	1,629
Other	188	7	195	86	61,583	61,864
Loans at fair value						4,513
Purchased distressed loans						—
Total	$882	$120	$1,002	$1,668	$340,671	$347,854

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2017

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$249	$13	$262	$1,506	$139,554	$141,322
Financial institutions	93	15	108	92	73,557	73,757
Mortgage and real estate	147	59	206	195	51,563	51,964
Leases	68	8	76	46	1,533	1,655
Other	70	13	83	103	60,145	60,331
Loans at fair value						4,349
Purchased distressed loans						—
Total	$627	$108	$735	$1,942	$326,352	$333,378

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	March 31, 2018	December 31, 2017
Investment grade(2)
Commercial and industrial	$108,881	$101,313
Financial institutions	62,082	60,404
Mortgage and real estate	23,831	23,213
Leases	1,063	1,090
Other	57,863	56,306
Total investment grade	$253,720	$242,326
Non-investment grade(2)
Accrual
Commercial and industrial	$41,586	$38,503
Financial institutions	12,843	13,261
Mortgage and real estate	3,226	2,881
Leases	523	518
Other	3,915	3,924
Non-accrual
Commercial and industrial	1,260	1,506
Financial institutions	87	92
Mortgage and real estate	192	195
Leases	43	46
Other	86	103
Total non-investment grade	$63,761	$61,029
Non-rated private bank loans managed on a delinquency basis(2)	$25,860	$25,674
Loans at fair value	4,513	4,349
Corporate loans, net of unearned income	$347,854	$333,378

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	March 31, 2018				Three Months Ended March 31, 2018
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,260	$1,501	$227	$1,439	$3
Financial institutions	87	102	25	159	—
Mortgage and real estate	192	349	10	186	1
Lease financing	43	43	4	53	—
Other	86	195	5	105	—
Total non-accrual corporate loans	$1,668	$2,190	$271	$1,942	$4

	December 31, 2017
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,506	$1,775	$368	$1,547
Financial institutions	92	102	41	212
Mortgage and real estate	195	324	11	183
Lease financing	46	46	4	59
Other	103	212	2	108
Total non-accrual corporate loans	$1,942	$2,459	$426	$2,109

	March 31, 2018		December 31, 2017
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$574	$227	$1,017	$368
Financial institutions	87	25	88	41
Mortgage and real estate	54	10	51	11
Lease financing	43	4	46	4
Other	16	5	13	2
Total non-accrual corporate loans with specific allowance	$774	$271	$1,215	$426
Non-accrual corporate loans without specific allowance
Commercial and industrial	$686		$489
Financial institutions	—		4
Mortgage and real estate	138		144
Lease financing	—		—
Other	70		90
Total non-accrual corporate loans without specific allowance	$894	N/A	$727	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three months ended March 31, 2017 was $2 million.
N/A Not applicable

Corporate Troubled Debt Restructurings

At and for the three months ended March 31, 2018:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$2	$—	$—	$2
Mortgage and real estate	1	—	—	1
Total	$3	$—	$—	$3
At and for the three months ended March 31, 2017:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$55	$—	$—	$55
Financial institutions	15	—	—	15
Mortgage and real estate	1	—	—	1
Total	$71	$—	$—	$71

The following table presents total corporate loans modified in a TDR as well as those TDRs that defaulted and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due.

In millions of dollars	TDR balances at March 31, 2018	TDR loans in payment default during the three months ended March 31, 2018	TDR balances at March 31, 2017	TDR loans in payment default during the three months ended March 31, 2017
Commercial and industrial	$507	$59	$390	$9
Loans to financial institutions	40	—	24	3
Mortgage and real estate	98	—	84	—
Other	41	—	177	—
Total(1)	$686	$59	$675	$12

(1)	The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2018	2017
Allowance for loan losses at beginning of period	$12,355	$12,060
Gross credit losses	(2,296)	(2,144)
Gross recoveries(1)	429	435
Net credit losses (NCLs)	$(1,867)	$(1,709)
NCLs	$1,867	$1,709
Net reserve builds (releases)	102	(20)
Net specific reserve releases	(166)	(14)
Total provision for loan losses	$1,803	$1,675
Other, net (see table below)	63	4
Allowance for loan losses at end of period	$12,354	$12,030
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,258	$1,418
Provision (release) for unfunded lending commitments	28	(43)
Other, net	4	2
Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,290	$1,377
Total allowance for loans, leases and unfunded lending commitments	$13,644	$13,407

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Other, net details	Three Months Ended March 31,
In millions of dollars	2018	2017
Sales or transfers of various consumer loan portfolios to HFS
Transfer of real estate loan portfolios	$(53)	$(37)
Transfer of other loan portfolios	(2)	(124)
Sales or transfers of various consumer loan portfolios to HFS	$(55)	$(161)
FX translation, consumer	118	164
Other	—	1
Other, net	$63	$4

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	March 31, 2018			March 31, 2017
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,486	$9,869	$12,355	$2,702	$9,358	$12,060
Charge-offs	(139)	(2,157)	(2,296)	(103)	(2,041)	(2,144)
Recoveries	43	386	429	66	369	435
Replenishment of net charge-offs	96	1,771	1,867	37	1,672	1,709
Net reserve builds (releases)	(19)	121	102	(166)	146	(20)
Net specific reserve builds (releases)	(155)	(11)	(166)	(12)	(2)	(14)
Other	3	60	63	11	(7)	4
Ending balance	$2,315	$10,039	$12,354	$2,535	$9,495	$12,030

	March 31, 2018			December 31, 2017
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Collectively evaluated in accordance with ASC 450	$2,045	$8,740	$10,785	$2,060	$8,531	$10,591
Individually evaluated in accordance with ASC 310-10-35	270	1,295	1,565	426	1,334	1,760
Purchased credit-impaired in accordance with ASC 310-30	—	4	4	—	4	4
Total allowance for loan losses	$2,315	$10,039	$12,354	$2,486	$9,869	$12,355
Loans, net of unearned income
Collectively evaluated in accordance with ASC 450	$341,676	$318,666	$660,342	$327,142	$326,884	$654,026
Individually evaluated in accordance with ASC 310-10-35	1,665	6,269	7,934	1,887	6,580	8,467
Purchased credit-impaired in accordance with ASC 310-30	—	126	126	—	167	167
Held at fair value	4,513	23	4,536	4,349	25	4,374
Total loans, net of unearned income	$347,854	$325,084	$672,938	$333,378	$333,656	$667,034

15.   GOODWILL AND INTANGIBLE ASSETS
Goodwill impairment testing is performed at the level below each business segment (referred to as a reporting unit). See Note 3 for further information on business segments. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K. There were no triggering events identified and no goodwill was impaired during the first quarter of 2018.

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other	Total
Balance, December 31, 2017	$12,784	$9,456	$16	$22,256
Foreign exchange translation and other	$184	$235	$—	$419
Divestiture (1)	—	—	(16)	(16)
Balance at March 31, 2018	$12,968	$9,691	$—	$22,659

(1)
Goodwill allocated to the sale of Citi Colombia consumer business, the only remaining business in Citi Holdings—Consumer Latin America reporting unit reported as part of Corporate/Other, which is classified as HFS beginning the first quarter of 2018.

Intangible Assets
The components of intangible assets were as follows:

	March 31, 2018			December 31, 2017
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,308	$3,805	$1,503	$5,375	$3,836	$1,539
Credit card contract related intangibles(1)	5,044	2,542	$2,502	5,045	2,456	2,589
Core deposit intangibles	449	439	$10	639	628	11
Other customer relationships	486	294	$192	459	272	187
Present value of future profits	35	31	$4	32	28	4
Indefinite-lived intangible assets	231	—	$231	244	—	244
Other	100	92	$8	100	86	14
Intangible assets (excluding MSRs)	$11,653	$7,203	$4,450	$11,894	$7,306	$4,588
Mortgage servicing rights (MSRs)(2)	587	—	587	558	—	558
Total intangible assets	$12,240	$7,203	$5,037	$12,452	$7,306	$5,146

The changes in intangible assets were as follows:

	Net carrying amount at				Net carrying amount at
In millions of dollars	December 31, 2017	Acquisitions/ divestitures	Amortization	FX translation and other	March 31, 2018
Purchased credit card relationships	$1,539	$—	$(35)	$(1)	$1,503
Credit card contract related intangibles(1)	2,589	—	(86)	(1)	2,502
Core deposit intangibles	11	—	(2)	1	10
Other customer relationships	187	—	(6)	11	192
Present value of future profits	4	—	—	—	4
Indefinite-lived intangible assets	244	—	—	(13)	231
Other	14	—	(6)	—	8
Intangible assets (excluding MSRs)	$4,588	$—	$(135)	$(3)	$4,450
Mortgage servicing rights (MSRs)(2)	558				587
Total intangible assets	$5,146				$5,037

(1)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco, Sears and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount at March 31, 2018 and December 31, 2017.

(2)	For additional information on Citi’s MSRs, including the rollforward for the three months ended March 31, 2018, see Note 18 to the Consolidated Financial Statements.

16.   DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	March 31, 2018	December 31, 2017
Commercial paper	$10,022	$9,940
Other borrowings(1)	26,072	34,512
Total	$36,094	$44,452

(1)
Includes borrowings from Federal Home Loan Banks and other market participants. At March 31, 2018 and December 31, 2017, collateralized short-term advances from the Federal Home Loan Banks were $15.3 billion and $23.8 billion, respectively.

Long-Term Debt

In millions of dollars	March 31, 2018	December 31, 2017
Citigroup Inc.(1)	$153,074	$152,163
Bank(2)	64,757	65,856
Broker-dealer and other(3)	20,107	18,690
Total	$237,938	$236,709

(1)	Represents the parent holding company.

(2)
Represents Citibank entities as well as other bank entities. At March 31, 2018 and December 31, 2017, collateralized long-term advances from the Federal Home Loan Banks were $15.7 billion and $19.3 billion, respectively.

(3)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both March 31, 2018 and December 31, 2017.

The following table summarizes Citi’s outstanding trust preferred securities at March 31, 2018:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	140	3 mo LIBOR + 88.75 bps	50	140	June 28, 2067	June 28, 2017
Total obligated			$2,580			$2,586

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

17.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:
Three Months Ended March 31, 2018

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)	Cash flow hedges(1)	Benefit plans(2)	Foreign currency translation adjustment (CTA), net of hedges(3)	Excluded Component of fair value hedges (4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2017	$(1,158)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,668)
Adjustment to opening balance, net of taxes(5)	(3)	—	—	—	—	—	(3)
Adjusted balance, beginning of period	$(1,161)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,671)
Other comprehensive income before reclassifications	(949)	101	(243)	41	1,120	(4)	70
Increase (decrease) due to amounts reclassified from AOCI	(109)	27	21	47	—	—	(14)
Change, net of taxes	$(1,058)	$128	$(222)	$88	$1,120	$(4)	$52
Balance at March 31, 2018	$(2,219)	$(793)	$(920)	$(6,095)	$(24,588)	$(4)	$(34,619)

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)	Cash flow hedges(1)	Benefit plans(2)	Foreign currency translation adjustment (CTA), net of hedges(3)	Excluded Component of fair value hedges (4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2016	$(799)	$(352)	$(560)	$(5,164)	$(25,506)	$—	$(32,381)
Adjustment to opening balance, net of taxes (6)	504	—	—	—	—	—	504
Adjusted balance, beginning of period	$(295)	$(352)	$(560)	$(5,164)	$(25,506)	$—	$(31,877)
Other comprehensive income before reclassifications	334	(55)	24	(49)	1,465	—	1,719
Increase (decrease) due to amounts reclassified from AOCI	(114)	(5)	(26)	37	(147)	—	(255)
Change, net of taxes	$220	$(60)	$(2)	$(12)	$1,318	$—	$1,464
Balance, March 31, 2017	$(75)	$(412)	$(562)	$(5,176)	$(24,188)	$—	$(30,413)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s Significant pension and postretirement plans, annual actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income.

(3)
Primarily reflects the movements in (by order of impact) the Mexican Peso, Japanese Yen, Euro, and Chinese Yuan against the U.S. dollar and changes in related tax effects and hedges for the quarter ended March 31, 2018. Primarily reflects the movements in (by order of impact) the Mexican peso, Korean Won, Japanese Yen and Indian Rupee against the U.S. dollar and changes in related tax effects and hedges for the quarter ended March, 31, 2017.

(4)
Beginning in the first quarter of 2018, changes in the excluded component of fair value hedges are reflected as a component of AOCI, pursuant to the early adoption of ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. See Note 1 to the Consolidated Financial Statements for further information regarding this change.

(5)
Citi adopted ASU 2016-01 and ASU 2018-03 on January 1, 2018. Upon adoption, a cumulative effect adjustment was recorded from AOCI to retained earnings for net unrealized gains on former AFS equity securities. For additional information, see Note 1 to the Consolidated Financial Statements.

(6)
In the second quarter of 2017, Citi early adopted ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  Upon adoption, a cumulative effect adjustment was recorded to reduce retained earnings, effective January 1, 2017, for the incremental amortization of cumulative fair value hedge adjustments on callable state and municipal debt securities.  For additional information, see Note 1 to the Consolidated Financial Statements.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three Months Ended March 31, 2018

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2017(1)	$(41,228)	$6,560	$(34,668)
Adjustment to opening balance (2)	(4)	1	(3)
Adjusted balance, beginning of period	$(41,232)	$6,561	$(34,671)
Change in net unrealized gains (losses) on AFS debt securities	(1,380)	322	(1,058)
Debt valuation adjustment (DVA)	167	(39)	128
Cash flow hedges	(290)	68	(222)
Benefit plans	91	(3)	88
Foreign currency translation adjustment	1,130	(10)	1,120
Excluded component of fair value hedges	(5)	1	(4)
Change	$(287)	$339	$52
Balance, March 31, 2018	$(41,519)	$6,900	$(34,619)

Three Months Ended March 31, 2017

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2016	$(42,035)	$9,654	$(32,381)
Adjustment to opening balance (3)	803	(299)	504
Adjusted balance, beginning of period	$(41,232)	$9,355	$(31,877)
Change in net unrealized gains (losses) on investment securities	346	(126)	220
Debt valuation adjustment (DVA)	(95)	35	(60)
Cash flow hedges	1	(3)	(2)
Benefit plans	(2)	(10)	(12)
Foreign currency translation adjustment	1,468	(150)	1,318
Excluded component of fair value hedges	—	—	—
Change	$1,718	$(254)	$1,464
Balance, March 31, 2017	$(39,514)	$9,101	$(30,413)

(1)
Includes the impact of ASU 2018-02, which transferred amounts from AOCI to Retained Earnings. For additional information, see Note 19 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

(2)
Citi adopted ASU 2016-01 and ASU 2018-03 on January 1, 2018. Upon adoption, a cumulative effect adjustment was recorded from AOCI to retained earnings for net unrealized gains on former AFS equity securities. For additional information, see Note 1 to the Consolidated Financial Statements.

(3)
In the second quarter of 2017, Citi early adopted ASU-2017-08. Upon adoption, a cumulative effect adjustment was recorded to reduce retained earnings, effective January 1, 2017, for the incremental amortization of cumulative fair value hedge adjustments on callable state and municipal debt securities. See Note 1 to the Consolidated Financial Statements.

The Company recognized pretax gain (loss) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended March 31,
In millions of dollars	2018	2017
Realized (gains) losses on sales of investments	$(170)	$(192)
Gross impairment losses	27	12
Subtotal, pretax	$(143)	$(180)
Tax effect	34	66
Net realized (gains) losses on investments after-tax(1)	$(109)	$(114)
Realized DVA (gains) losses on fair value option liabilities	$35	$(8)
Subtotal, pretax	$35	$(8)
Tax effect	(8)	3
Net realized debt valuation adjustment, after-tax	$27	$(5)
Interest rate contracts	$31	$(44)
Foreign exchange contracts	(2)	3
Subtotal, pretax	$29	$(41)
Tax effect	(8)	15
Amortization of cash flow hedges, after-tax(2)	$21	$(26)
Amortization of unrecognized
Prior service cost (benefit)	$(11)	$(10)
Net actuarial loss	69	67
Curtailment/settlement impact(3)	4	—
Subtotal, pretax	$62	$57
Tax effect	(15)	(20)
Amortization of benefit plans, after-tax(3)	$47	$37
Foreign currency translation adjustment	$—	$(232)
Tax effect	—	85
Foreign currency translation adjustment	$—	$(147)
Total amounts reclassified out of AOCI, pretax	$(17)	$(404)
Total tax effect	3	149
Total amounts reclassified out of AOCI, after-tax	$(14)	$(255)

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

18. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

For additional information regarding Citi’s use of special purpose entities (SPEs) and variable interest entities (VIEs), see Note 21 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of March 31, 2018
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$46,540	$46,540	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	111,980	—	111,980	2,690	—	—	87	2,777
Non-agency-sponsored	20,660	1,891	18,769	335	—	—	1	336
Citi-administered asset-backed commercial paper conduits (ABCP)	18,962	18,962	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	16,491	—	16,491	5,362	—	—	9	5,371
Asset-based financing	63,019	637	62,382	19,190	571	6,904	—	26,665
Municipal securities tender option bond trusts (TOBs)	7,105	2,165	4,940	18	—	3,344	—	3,362
Municipal investments	19,265	5	19,260	2,769	3,632	2,129	—	8,530
Client intermediation	1,414	1,279	135	37	—	—	7	44
Investment funds	1,874	603	1,271	10	7	13	—	30
Other	693	34	659	28	8	33	49	118
Total	$308,003	$72,116	$235,887	$30,439	$4,218	$12,423	$153	$47,233

	As of December 31, 2017
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$50,795	$50,795	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	116,610	—	116,610	2,647	—	—	74	2,721
Non-agency-sponsored	22,251	2,035	20,216	330	—	—	1	331
Citi-administered asset-backed commercial paper conduits (ABCP)	19,282	19,282	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	20,588	—	20,588	5,956	—	—	9	5,965
Asset-based financing	60,472	633	59,839	19,478	583	5,878	—	25,939
Municipal securities tender option bond trusts (TOBs)	6,925	2,166	4,759	138	—	3,035	—	3,173
Municipal investments	19,119	7	19,112	2,709	3,640	2,344	—	8,693
Client intermediation	958	824	134	32	—	—	9	41
Investment funds	1,892	616	1,276	14	7	13	—	34
Other	677	36	641	27	9	34	47	117
Total	$319,569	$76,394	$243,175	$31,331	$4,239	$11,304	$140	$47,014

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s March 31, 2018 and December 31, 2017 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

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

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage-backed and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $8 billion and $9 billion at March 31, 2018 and December 31, 2017, respectively;

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
The maximum funded exposure represents the balance sheet carrying amount of the Company’s investment in the VIE. It reflects the initial amount of cash invested in the VIE, adjusted for any accrued interest and cash principal payments received. The carrying amount may also be adjusted for increases or declines in fair value or any impairment in value recognized in earnings. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities provided by the Company or the notional amount of a derivative instrument considered to be a variable interest. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE (e.g., interest rate swaps, cross-currency swaps or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above:

	March 31, 2018		December 31, 2017
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$6,904	$—	$5,878
Municipal securities tender option bond trusts (TOBs)	3,344	—	3,035	—
Municipal investments	—	2,129	—	2,344
Investment funds	—	13	—	13
Other	—	33	—	34
Total funding commitments	$3,344	$9,079	$3,035	$8,269
Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	March 31, 2018	December 31, 2017
Cash	$—	$—
Trading account assets	7.7	8.5
Investments	4.4	4.4
Total loans, net of allowance	21.9	22.2
Other	0.5	0.5
Total assets	$34.5	$35.6
Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni

Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	March 31, 2018	December 31, 2017
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$28.8	$28.8
Retained by Citigroup as trust-issued securities	7.7	7.6
Retained by Citigroup via non-certificated interests	10.1	14.4
Total	$46.6	$50.8

The following tables summarize selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended March 31,
In billions of dollars	2018	2017
Proceeds from new securitizations	$2.8	$2.5
Pay down of maturing notes	(2.8)	(2.0)

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 2.7 years as of March 31, 2018 and 2.6 years as of December 31, 2017.

In billions of dollars	Mar. 31, 2018	Dec. 31, 2017
Term notes issued to third parties	$27.8	$27.8
Term notes retained by Citigroup affiliates	5.8	5.7
Total Master Trust liabilities	$33.6	$33.5

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.6 years as of March 31, 2018 and 1.9 years as of December 31, 2017.

In billions of dollars	Mar. 31, 2018	Dec. 31, 2017
Term notes issued to third parties	$1.0	$1.0
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$2.9	$2.9

Mortgage Securitizations
The following table summarizes selected cash flow information related to Citigroup mortgage securitizations:

	2018		2017
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$8.0	$3.4	$7.2	$1.4
Contractual servicing fees received	—	—	0.1	—

During the first quarter of 2018, gains recognized on the securitization of U.S. agency-sponsored mortgages and non-agency sponsored mortgages were $5 million and $18 million, respectively.

Agency and non-agency securitizations for the quarter ended March 31, 2017 were $29 million and $20 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

March 31, 2018
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	3.0% to 11.4%	—	—
Weighted average discount rate	6.4%	—	—
Constant prepayment rate	4.2% to 16.0%	—	—
Weighted average constant prepayment rate	8.5%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	7.7 to 18.0 years	—	—

March 31, 2017
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.4% to 19.9%	—	—
Weighted average discount rate	13.0%	—	—
Constant prepayment rate	3.8% to 10.5%	—	—
Weighted average constant prepayment rate	6.2%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	6.5 to 12.2 years	—	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

	March 31, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 41.3%	6.5%	4.0% to 11.2%
Weighted average discount rate	6.2%	6.5%	7.3%
Constant prepayment rate	4.3% to 18.4%	8.9%	9.1% to 13.1%
Weighted average constant prepayment rate	10.3%	8.9%	10.7%
Anticipated net credit losses(2)	NM	46.9%	35.1% to 52.1%
Weighted average anticipated net credit losses	NM	46.9%	44.5%
Weighted average life	0.1 to 27.5 years	5.4 years	2.1 to 18.3 years

	December 31, 2017
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.8% to 84.2%	5.8% to 100.0%	2.8% to 35.1%
Weighted average discount rate	7.1%	5.8%	9.0%
Constant prepayment rate	6.9% to 27.8%	8.9% to 15.5%	8.6% to 13.1%
Weighted average constant prepayment rate	11.6%	8.9%	10.6%
Anticipated net credit losses(2)	NM	0.4% to 46.9%	35.1% to 52.1%
Weighted average anticipated net credit losses	NM	46.9%	44.9%
Weighted average life	0.1 to 27.8 years	4.8 to 5.3 years	0.2 to 18.6 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	March 31, 2018
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,767	$245	$138
Discount rates
Adverse change of 10%	$(47)	$—	$(2)
Adverse change of 20%	(91)	—	(4)
Constant prepayment rate
Adverse change of 10%	(37)	—	(1)
Adverse change of 20%	(75)	—	(2)
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	(1)

	December 31, 2017
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,634	$214	$139
Discount rates
Adverse change of 10%	$(44)	$(2)	$(3)
Adverse change of 20%	(85)	(4)	(5)
Constant prepayment rate
Adverse change of 10%	(41)	(1)	(1)
Adverse change of 20%	(84)	(1)	(2)
Anticipated net credit losses
Adverse change of 10%	NM	(3)	—
Adverse change of 20%	NM	(7)	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $587 million and $567 million at March 31, 2018 and 2017, respectively. The MSRs correspond to principal loan balances of $64 billion and $71 billion as of March 31, 2018 and 2017, respectively. The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2018	2017
Balance, beginning of year	$558	$1,564
Originations	17	35
Changes in fair value of MSRs due to changes in inputs and assumptions	46	67
Other changes(1)	(17)	(53)
Sale of MSRs(2)	(17)	(1,046)
Balance, as of March 31	$587	$567

(1)	Represents changes due to customer payments and passage of time.

(2)	See Note 2 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K for more information on the exit of the U.S. mortgage servicing operations and sale of MSRs in 2017.

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

In millions of dollars	2018	2017
Servicing fees	$46	$106
Late fees	1	3
Ancillary fees	3	4
Total MSR fees	$50	$113

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private-label) securities to re-securitization entities during the quarters ended March 31, 2018 and 2017. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of March 31, 2018, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $74 million (all related to re-securitization transactions executed prior to 2016), which has been recorded in Trading account assets. Of this amount, substantially all was related to subordinated beneficial interests. As of December 31, 2017, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $79 million (all related to re-securitization transactions executed prior to 2016). Of this amount, substantially all was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of March 31, 2018 and December 31, 2017 was approximately $668 million and $887 million, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the quarters ended March 31, 2018 and 2017, Citi transferred agency securities with a fair value of approximately $7.0 billion and $4.5 billion, respectively.
As of March 31, 2018, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.1 billion (including $744 million related to re-securitization transactions executed in 2018) compared to $2.1 billion as of December 31, 2017 (including $854 million related to re-securitization transactions executed in 2017), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2018 and December 31, 2017 was approximately $65.2 billion and $68.3 billion, respectively.
As of March 31, 2018 and December 31, 2017, the Company did not consolidate any private-label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At March 31, 2018 and December 31, 2017, the commercial paper conduits administered by Citi had approximately $19.0 billion and $19.3 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $15.2 billion and $14.5 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At March 31, 2018 and December 31, 2017, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 43 and 51 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.7 billion as of March 31, 2018 and December 31, 2017. The net result across multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
At March 31, 2018 and December 31, 2017, the Company owned $9.0 billion and $9.3 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations
The following table summarizes selected cash flow information related to Citigroup CLOs:

	Three Months Ended March 31,
In billions of dollars	2018	2017
Proceeds from new securitizations	$1.4	$0.3

The key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20%, are set forth in the tables below:

	Mar. 31, 2018	Dec. 31, 2017
Discount rate	1.1% to 1.6%	1.1% to 1.6%

In millions of dollars	Mar. 31, 2018	Dec. 31, 2017
Carrying value of retained interests	$3,713	$3,607
Discount rates
Adverse change of 10%	$(25)	$(24)
Adverse change of 20%	(49)	(47)

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement, and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2018
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$15,152	$4,815
Corporate loans	6,862	5,731
Hedge funds and equities	449	58
Airplanes, ships and other assets	39,919	16,061
Total	$62,382	$26,665

	December 31, 2017
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$15,370	$5,445
Corporate loans	4,725	3,587
Hedge funds and equities	542	58
Airplanes, ships and other assets	39,202	16,849
Total	$59,839	$25,939

Municipal Securities Tender Option Bond (TOB) Trusts
At March 31, 2018 and December 31, 2017, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At March 31, 2018 and December 31, 2017, liquidity agreements provided with respect to customer TOB trusts totaled $3.4 billion and $3.2 billion, respectively, of which $2.0 billion and $2.0 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.2 billion and $6.1 billion as of March 31, 2018 and December 31, 2017, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Client Intermediation
The proceeds from new securitizations related to the Company’s client intermediation transactions for the quarters ended March 31, 2018 and 2017 totaled approximately $0.2 billion and $0.5 billion, respectively.

19.   DERIVATIVES ACTIVITIES
As of January 1, 2018, Citigroup early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedge Activities. This standard primarily impacts Citi’s accounting for derivatives designated as cash flow hedges and fair value hedges. Refer to the respective sections below for details.
In the ordinary course of business, Citigroup enters into various types of derivative transactions. All derivatives are recorded in Trading account assets/Trading account liabilities on the Consolidated Balance Sheet. For additional information regarding Citi’s use of and accounting for derivatives, see Note 22 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.
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

Derivative Notionals

	Hedging instruments under ASC 815(1)		Other derivative instruments
			Trading derivatives
In millions of dollars	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest rate contracts
Swaps	$197,328	$189,779	$21,321,930	$18,754,219
Futures and forwards	500	—	8,245,034	6,460,539
Written options	—	—	4,578,837	3,516,131
Purchased options	—	—	3,710,550	3,234,025
Total interest rate contract notionals	$197,828	$189,779	$37,856,351	$31,964,914
Foreign exchange contracts
Swaps	$40,063	$37,162	$6,940,579	$5,576,357
Futures, forwards and spot	39,102	33,103	4,465,416	3,097,700
Written options	1,151	3,951	1,460,614	1,127,728
Purchased options	1,405	6,427	1,450,534	1,148,686
Total foreign exchange contract notionals	$81,721	$80,643	$14,317,143	$10,950,471
Equity contracts
Swaps	$—	$—	$243,567	$215,834
Futures and forwards	—	—	67,910	72,616
Written options	—	—	427,798	389,961
Purchased options	—	—	366,219	328,154
Total equity contract notionals	$—	$—	$1,105,494	$1,006,565
Commodity and other contracts
Swaps	$—	$—	$92,552	$82,039
Futures and forwards	91	23	176,174	153,248
Written options	—	—	71,136	62,045
Purchased options	—	—	66,092	60,526
Total commodity and other contract notionals	$91	$23	$405,954	$357,858
Credit derivatives(2)
Protection sold	$—	$—	$741,700	$735,142
Protection purchased	—	—	790,134	777,713
Total credit derivatives	$—	$—	$1,531,834	$1,512,855
Total derivative notionals	$279,640	$270,445	$55,216,776	$45,792,663

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $2 million and $63 million at March 31, 2018 and December 31, 2017, respectively.

(2)
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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of March 31, 2018 and December 31, 2017. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount, if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to elect to treat derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would record a related collateral payable or receivable.  As a result, the table reflects a reduction of approximately $110 billion and $100 billion as of March 31, 2018 and December 31, 2017, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at March 31, 2018	Derivatives classified in Trading account assets / liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,896	$92
Cleared	62	125
Interest rate contracts	$1,958	$217
Over-the-counter	$1,011	$1,199
Foreign exchange contracts	$1,011	$1,199
Total derivatives instruments designated as ASC 815 hedges	$2,969	$1,416
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$184,682	$163,259
Cleared	8,972	11,926
Exchange traded	217	184
Interest rate contracts	$193,871	$175,369
Over-the-counter	$125,761	$119,004
Cleared	3,426	3,343
Exchange traded	19	8
Foreign exchange contracts	$129,206	$122,355
Over-the-counter	$18,737	$23,424
Cleared	12	17
Exchange traded	10,686	10,674
Equity contracts	$29,435	$34,115
Over-the-counter	$15,189	$18,134
Exchange traded	642	717
Commodity and other contracts	$15,831	$18,851
Over-the-counter	$12,059	$11,633
Cleared	6,968	7,976
Credit derivatives	$19,027	$19,609
Total derivatives instruments not designated as ASC 815 hedges	$387,370	$370,299
Total derivatives	$390,339	$371,715
Cash collateral paid/received(3)	$8,676	$14,971
Less: Netting agreements(4)	(303,169)	(303,169)
Less: Netting cash collateral received/paid(5)	(40,951)	(33,800)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$54,895	$49,717
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(924)	$(113)
Less: Non-cash collateral received/paid	(13,525)	(20,260)
Total net receivables/payables(6)	$40,446	$29,344

(1)	The trading derivatives fair values are also presented in Note 20 to the Consolidated Financial Statements.

(2)
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

(3)
Reflects the net amount of the $42,476 million and $55,922 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $33,800 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $40,951 million was used to offset trading derivative assets.

(4)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $163 billion, $129 billion and $11 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(5)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(6)	The net receivables/payables include approximately $5 billion of derivative asset and $7 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2017	Derivatives classified in Trading account assets / liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,969	$134
Cleared	110	92
Interest rate contracts	$2,079	$226
Over-the-counter	$1,143	$1,150
Foreign exchange contracts	$1,143	$1,150
Total derivatives instruments designated as ASC 815 hedges	$3,222	$1,376
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$195,677	$173,937
Cleared	7,129	10,381
Exchange traded	102	95
Interest rate contracts	$202,908	$184,413
Over-the-counter	$119,092	$117,473
Cleared	1,690	2,028
Exchange traded	34	121
Foreign exchange contracts	$120,816	$119,622
Over-the-counter	$17,221	$21,201
Cleared	21	25
Exchange traded	9,736	10,147
Equity contracts	$26,978	$31,373
Over-the-counter	$13,499	$16,362
Exchange traded	604	665
Commodity and other contracts	$14,103	$17,027
Over-the-counter	$12,972	$12,958
Cleared	7,562	8,575
Credit derivatives	$20,534	$21,533
Total derivatives instruments not designated as ASC 815 hedges	$385,339	$373,968
Total derivatives	$388,561	$375,344
Cash collateral paid/received(3)	$7,541	$14,308
Less: Netting agreements(4)	(306,401)	(306,401)
Less: Netting cash collateral received/paid(5)	(38,532)	(35,666)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$51,169	$47,585
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(872)	$(121)
Less: Non-cash collateral received/paid	(12,739)	(6,929)
Total net receivables/payables(6)	$37,558	$40,535

(1)
The trading derivatives fair values are presented in Note 20 to the Consolidated Financial Statements. Derivative mark-to-market receivables/payables previously reported within Other assets/Other liabilities have been reclassified to Trading account assets/Trading account liabilities to conform with the current period presentation.

(2)
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

(3)
Reflects the net amount of the $43,207 million and $52,840 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $35,666 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $38,532 million was used to offset trading derivative assets.

(4)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $283 billion, $14 billion and $9 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(5)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(6)	The net receivables/payables include approximately $6 billion of derivative asset and $8 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

For the three months ended March 31, 2018 and 2017, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended March 31,
In millions of dollars	2018	2017
Interest rate contracts	$(28)	$(53)
Foreign exchange	527	225
Credit derivatives	(46)	(279)
Total Citigroup	$453	$(107)

Fair Value Hedge

Hedging of Benchmark Interest Rate Risk
Citigroup’s fair value hedges are primarily hedges of fixed-rate long-term debt or assets, such as available-for-sale securities or loans.
For qualifying fair value hedges of interest rate risk, the changes in the fair value of the derivative and the change in the fair value of the hedged item attributable to the hedged risk, either total cash flows or benchmark only cash flows are presented within Interest revenue or Interest expense based on whether the hedged item is an asset or a liability. Prior to the adoption of ASU 2017-12, the fair value of the derivative was presented in Other revenue or Principal transactions and the difference between the changes in the hedged item and the derivative was defined as ineffectiveness.

Hedging of Foreign Exchange Risk
Citigroup hedges the change in fair value attributable to foreign exchange rate movements in available-for-sale securities and long-term debt that are denominated in currencies other than the functional currency of the entity holding the securities or issuing the debt, which may be within or outside the U.S. The hedging instrument may be a forward foreign exchange contract or a cross currency swap contract. Citigroup considers the premium associated with forward contracts (i.e., the differential between the spot and contractual forward rates) as the cost of hedging; this amount is excluded from the assessment of hedge effectiveness and reflected directly in earnings over the life of the hedge. Beginning January 1, 2018, Citi excludes changes in cross-currency basis associated with cross-currency swaps from the assessment of hedge effectiveness and records it in Other-comprehensive-income.

Hedging of Commodity Price Risk
Citigroup hedges the change in fair value attributable to spot price movements in physical commodities inventory. The hedging instrument is a futures contract to sell the underlying commodity. In this hedge, the change in the value of the hedged inventory is reflected in earnings, which offsets the change in the fair value of the futures contract that is also reflected in earnings. Although the change in the fair value of the hedging instrument recorded in earnings includes changes in forward rates, Citigroup excludes the differential between the spot and the contractual forward rates under the futures contract from the assessment of hedge effectiveness and amortizes directly into earnings over the life of the hedge.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended March 31,
	2018		2017(3)
In millions of dollars	Other Revenue	Net interest revenue	Other Revenue
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate hedges	$—	$878	$(305)
Foreign exchange hedges	179	—	(82)
Commodity hedges	(2)	—	2
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$177	$878	$(385)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$(866)	$296
Foreign exchange hedges	(249)	—	196
Commodity hedges	1	—	(1)
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(248)	$(866)	$491
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$1
Foreign exchange hedges(2)	23	—	52
Commodity hedges	1	—	1
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$24	$—	$54

(1)
Beginning January 1, 2018, gain (loss) amounts for interest rate risk hedges are included in Interest income/expense while the remaining amounts including the amounts for interest rate hedges prior to January 1, 2018 are included in Other revenue or Principal transactions on the Consolidated Statement of Income. The accrued interest income on fair value hedges both prior to and after January 1, 2018 is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates). These amounts are excluded from the assessment of hedge effectiveness and are reflected directly in earnings. After January 1, 2018, amounts include cross-currency basis which is recognized in accumulated other comprehensive income. The amount of cross currency basis that was included in accumulated other comprehensive income was $5 million, none of which was recognized in earnings.

(3)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges for the three months ended March 31, 2017 was $(10) million for interest rate hedges and $62 million for foreign exchange hedges, for a total of $52 million.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in the hedged risk. The hedge basis adjustment, whether arising from an active or de-designated hedge relationship, remains with the hedged item until the hedged item is de-recognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at March 31, 2018, along with the cumulative hedge basis adjustments included within the carrying value of those hedged assets and liabilities.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment included in the carrying amount
		Active	De-Designated
Long-term debt	$139,786	$(24)	$1,921
Investments available for sale	73,717	259	69

Cash Flow Hedges
Citigroup hedges the variability of forecasted cash flows associated with floating-rate assets/liabilities and other forecasted transactions. Variable cash flows from those liabilities are synthetically converted to fixed-rate cash flows by entering into receive variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps. Variable cash flows associated with certain assets are synthetically converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These cash flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Prior to the adoption of ASU 2017-12, Citigroup designated the risk being hedged as the risk of overall variability in the hedged cash flows for certain items.
With the adoption of ASU 2017-12, Citigroup hedges the variability from changes in a contractually specified rate and recognizes the entire change in fair value of the cash flow hedging instruments in AOCI. Prior to the adoption of ASU 2017-12, to the extent these derivatives were not fully effective, changes in their fair values in excess of changes in the value of the hedged transactions were immediately included in Other revenue. The adoption of ASU 2017-12 no longer requires such amounts to be immediately recognized in income, but instead requires the full change in the value of the hedging instrument to be recognized in AOCI, and then recognized in earnings in the same period that the cash flows impact earnings. The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended March 31,
In millions of dollars	2018		2017
Amount of gain (loss) recognized in AOCI on derivative
Interest rate contracts(1)	$(322)		$41
Foreign exchange contracts	6		—
Total gain (loss) recognized in AOCI	$(316)		$41
Amount of gain (loss) reclassified from AOCI to earnings	Other revenue	Net interest revenue
Interest rate contracts(1)	$—	$(31)	$44
Foreign exchange contracts	2	—	(3)
Total gain (loss) reclassified from AOCI into earnings	$2	$(31)	$41

(1)
After January 1, 2018, all amounts reclassified into earnings for interest rate contracts are included in Interest income Interest expense. For all other hedges, including interest rate hedges prior to January 1, 2018, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

For cash flow hedges, the changes in the fair value of the hedging derivative remain in AOCI on the Consolidated Balance Sheet and will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2018 is approximately $142 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

Net Investment Hedges
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within AOCI, related to net investment hedges, is $(491) million and $(1,716) million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at March 31, 2018	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$6,782	$6,120	$263,672	$272,815
Broker-dealers	2,155	2,060	72,862	83,585
Non-financial	75	75	1,240	2,313
Insurance and other financial institutions	10,015	11,354	452,360	382,987
Total by industry/counterparty	$19,027	$19,609	$790,134	$741,700
By instrument
Credit default swaps and options	$18,591	$18,787	$766,018	$729,303
Total return swaps and other	436	822	24,116	12,397
Total by instrument	$19,027	$19,609	$790,134	$741,700
By rating
Investment grade	$9,496	$9,594	$597,093	$559,526
Non-investment grade	9,531	10,015	193,041	182,174
Total by rating	$19,027	$19,609	$790,134	$741,700
By maturity
Within 1 year	$2,337	$2,517	$228,396	$212,661
From 1 to 5 years	14,152	14,223	477,627	454,001
After 5 years	2,538	2,869	84,111	75,038
Total by maturity	$19,027	$19,609	$790,134	$741,700

(1)	The fair value amount receivable is composed of $3,016 million under protection purchased and $16,011 million under protection sold.

(2)	The fair value amount payable is composed of $16,793 million under protection purchased and $2,816 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2017	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$7,471	$6,669	$264,414	$273,711
Broker-dealers	2,325	2,285	73,273	83,229
Non-financial	70	91	1,288	1,140
Insurance and other financial institutions	10,668	12,488	438,738	377,062
Total by industry/counterparty	$20,534	$21,533	$777,713	$735,142
By instrument
Credit default swaps and options	$20,251	$20,554	$754,114	$724,228
Total return swaps and other	283	979	23,599	10,914
Total by instrument	$20,534	$21,533	$777,713	$735,142
By rating
Investment grade	$10,473	$10,616	$588,324	$557,987
Non-investment grade	10,061	10,917	189,389	177,155
Total by rating	$20,534	$21,533	$777,713	$735,142
By maturity
Within 1 year	$2,477	$2,914	$231,878	$218,097
From 1 to 5 years	16,098	16,435	498,606	476,345
After 5 years	1,959	2,184	47,229	40,700
Total by maturity	$20,534	$21,533	$777,713	$735,142

(1)	The fair value amount receivable is composed of $3,195 million under protection purchased and $17,339 under protection sold.

(2)	The fair value amount payable is composed of $3,147 million under protection purchased and $18,386 million under protection sold.

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at both March 31, 2018 and December 31, 2017 was $29 billion. The Company posted $26 billion and $28 billion as collateral for this exposure in the normal course of business as of March 31, 2018 and December 31, 2017, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of March 31, 2018, the Company could be required to post an additional $0.7 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.2 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.9 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company and the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding) both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $3.4 billion and $3.0 billion as of March 31, 2018 and December 31, 2017, respectively.
At March 31, 2018, the fair value of these previously derecognized assets was $3.4 billion. The fair value of the total return swaps as of March 31, 2018 was $79 million recorded as gross derivative assets and $52 million recorded as gross derivative liabilities. At December 31, 2017, the fair value of these previously derecognized assets was $3.1 billion and the fair value of the total return swaps was $89 million, recorded as gross derivative assets, and $15 million recorded as gross derivative liabilities.
The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

20.   FAIR VALUE MEASUREMENT
For additional information regarding fair value measurement at Citi, see Note 24 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at March 31, 2018 and December 31, 2017:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	March 31, 2018	December 31, 2017
Counterparty CVA	$(841)	$(970)
Asset FVA	(438)	(447)
Citigroup (own-credit) CVA	364	287
Liability FVA	40	47
Total CVA—derivative instruments(1)	$(875)	$(1,083)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended March 31,
In millions of dollars	2018	2017
Counterparty CVA	$23	$90
Asset FVA	9	92
Own-credit CVA	75	(72)
Liability FVA	(7)	(10)
Total CVA—derivative instruments	$100	$100
DVA related to own FVO liabilities (1)	$167	$(95)
Total CVA and DVA(2)	$267	$5

(1)	See Note 1 and Note 17 to the Consolidated Financial Statements.

(2)	FVA is included with CVA for presentation purposes.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at March 31, 2018	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$222,936	$16	$222,952	$(61,415)	$161,537
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,317	206	22,523	—	22,523
Residential	—	1,084	143	1,227	—	1,227
Commercial	—	1,440	35	1,475	—	1,475
Total trading mortgage-backed securities	$—	$24,841	$384	$25,225	$—	$25,225
U.S. Treasury and federal agency securities	$20,812	$3,898	$—	$24,710	$—	$24,710
State and municipal	—	3,671	211	3,882	—	3,882
Foreign government	46,617	24,918	21	71,556	—	71,556
Corporate	274	18,826	252	19,352	—	19,352
Equity securities	47,797	6,253	237	54,287	—	54,287
Asset-backed securities	—	1,586	1,597	3,183	—	3,183
Other trading assets(3)	2	11,000	716	11,718	—	11,718
Total trading non-derivative assets	$115,502	$94,993	$3,418	$213,913	$—	$213,913
Trading derivatives
Interest rate contracts	$276	$193,319	$2,234	$195,829
Foreign exchange contracts	5	129,691	521	130,217
Equity contracts	2,212	26,664	559	29,435
Commodity contracts	169	15,100	562	15,831
Credit derivatives	—	18,153	874	19,027
Total trading derivatives	$2,662	$382,927	$4,750	$390,339
Cash collateral paid(4)				$8,676
Netting agreements					$(303,169)
Netting of cash collateral received					(40,951)
Total trading derivatives	$2,662	$382,927	$4,750	$399,015	$(344,120)	$54,895
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,265	$23	$41,288	$—	$41,288
Residential	—	2,759	—	2,759	—	2,759
Commercial	—	303	5	308	—	308
Total investment mortgage-backed securities	$—	$44,327	$28	$44,355	$—	$44,355
U.S. Treasury and federal agency securities	$106,239	$11,075	$—	$117,314	$—	$117,314
State and municipal	—	9,155	682	9,837	—	9,837
Foreign government	61,312	42,393	70	103,775	—	103,775
Corporate	3,756	9,164	76	12,996	—	12,996
Equity securities	233	43	1	277	—	277
Asset-backed securities	—	2,584	497	3,081	—	3,081
Other debt securities	—	165	—	165	—	165
Non-marketable equity securities(5)	—	125	734	859	—	859
Total investments	$171,540	$119,031	$2,088	$292,659	$—	$292,659
Table continues on the next page.

In millions of dollars at March 31, 2018	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$3,982	$554	$4,536	$—	$4,536
Mortgage servicing rights	—	—	587	587	—	587
Non-trading derivatives and other financial assets measured on a recurring basis	$15,549	$4,881	$13	$20,443	$—	$20,443
Total assets	$305,253	$828,750	$11,426	$1,154,105	$(405,535)	$748,570
Total as a percentage of gross assets(6)	26.6%	72.4%	1.0%
Liabilities
Interest-bearing deposits	$—	$1,394	$292	$1,686	$—	$1,686
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	106,398	857	107,255	(61,415)	45,840
Trading account liabilities
Securities sold, not yet purchased	80,995	10,911	48	91,954	—	91,954
Other trading liabilities	—	2,290	—	2,290	—	2,290
Total trading liabilities	$80,995	$13,201	$48	$94,244	$—	$94,244
Trading derivatives
Interest rate contracts	$218	$173,128	$2,240	$175,586
Foreign exchange contracts	4	123,117	433	123,554
Equity contracts	2,126	29,689	2,300	34,115
Commodity contracts	138	16,242	2,471	18,851
Credit derivatives	2	17,874	1,733	19,609
Total trading derivatives	$2,488	$360,050	$9,177	$371,715
Cash collateral received(7)				$14,971
Netting agreements					$(303,169)
Netting of cash collateral paid					(33,800)
Total trading derivatives	$2,488	$360,050	$9,177	$386,686	$(336,969)	$49,717
Short-term borrowings	$—	$4,386	$81	$4,467	$—	$4,467
Long-term debt	—	20,087	13,484	33,571	—	33,571
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$15,549	$—	$3	$15,552	$—	$15,552
Total liabilities	$99,032	$505,516	$23,942	$643,461	$(398,384)	$245,077
Total as a percentage of gross liabilities(6)	15.8%	80.4%	3.8%

(1)
For the three months ended March 31, 2018, the Company transferred assets of approximately $0.7 billion from Level 1 to Level 2, primarily related to foreign government securities and equity securities not traded in active markets. During the three months ended March 31, 2018, the Company transferred assets of approximately $4.0 billion from Level 2 to Level 1, primarily related to foreign government bonds, foreign corporate securities, and equity securities traded with sufficient frequency to constitute an active market. For the three months ended March 31, 2018, there were no material transfers of liabilities from Level 1 to Level 2. During the three months ended March 31, 2018, the Company transferred liabilities of approximately $0.2 billion, from Level 2 to Level 1.

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

(4)	Reflects the net amount of $42,476 million gross cash collateral paid, of which $33,800 million was used to offset trading derivative liabilities.

(5)
Amounts exclude $0.4 billion of investments measured at Net Asset Value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

(6)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(7)	Reflects the net amount $55,922 million of gross cash collateral received, of which $40,951 million was used to offset trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2017	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$188,571	$16	$188,587	$(55,638)	$132,949
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,801	163	22,964	—	22,964
Residential	—	649	164	813	—	813
Commercial	—	1,309	57	1,366	—	1,366
Total trading mortgage-backed securities	$—	$24,759	$384	$25,143	$—	$25,143
U.S. Treasury and federal agency securities	$17,524	$3,613	$—	$21,137	$—	$21,137
State and municipal	—	4,426	274	4,700	—	4,700
Foreign government	39,347	20,843	16	60,206	—	60,206
Corporate	301	15,129	275	15,705	—	15,705
Equity securities	53,305	6,794	120	60,219	—	60,219
Asset-backed securities	—	1,198	1,590	2,788	—	2,788
Other trading assets(3)	3	11,105	615	11,723	—	11,723
Total trading non-derivative assets	$110,480	$87,867	$3,274	$201,621	$—	$201,621
Trading derivatives
Interest rate contracts	$145	$203,134	$1,708	$204,987
Foreign exchange contracts	19	121,363	577	121,959
Equity contracts	2,364	24,170	444	26,978
Commodity contracts	282	13,252	569	14,103
Credit derivatives	—	19,624	910	20,534
Total trading derivatives	$2,810	$381,543	$4,208	$388,561
Cash collateral paid(4)				$7,541
Netting agreements					$(306,401)
Netting of cash collateral received					(38,532)
Total trading derivatives	$2,810	$381,543	$4,208	$396,102	$(344,933)	$51,169
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,717	$24	$41,741	$—	$41,741
Residential	—	2,884	—	2,884	—	2,884
Commercial	—	329	3	332	—	332
Total investment mortgage-backed securities	$—	$44,930	$27	$44,957	$—	$44,957
U.S. Treasury and federal agency securities	$106,964	$11,182	$—	$118,146	$—	$118,146
State and municipal	—	8,028	737	8,765	—	8,765
Foreign government	56,456	43,985	92	100,533	—	100,533
Corporate	1,911	12,127	71	14,109	—	14,109
Equity securities	176	11	2	189	—	189
Asset-backed securities	—	3,091	827	3,918	—	3,918
Other debt securities	—	297	—	297	—	297
Non-marketable equity securities(5)	—	121	681	802	—	802
Total investments	$165,507	$123,772	$2,437	$291,716	$—	$291,716
Table continues on the next page.

In millions of dollars at December 31, 2017	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$3,824	$550	$4,374	$—	$4,374
Mortgage servicing rights	—	—	558	558	—	558
Non-trading derivatives and other financial assets measured on a recurring basis	$13,903	$4,640	$16	$18,559	$—	$18,559
Total assets	$292,700	$790,217	$11,059	$1,101,517	$(400,571)	$700,946
Total as a percentage of gross assets(6)	26.8%	72.2%	1.0%
Liabilities
Interest-bearing deposits	$—	$1,179	$286	$1,465	$—	$1,465
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	95,550	726	96,276	(55,638)	40,638
Trading account liabilities
Securities sold, not yet purchased	65,843	10,306	22	76,171	—	76,171
Other trading liabilities	—	1,409	5	1,414	—	1,414
Total trading liabilities	$65,843	$11,715	$27	$77,585	$—	$77,585
Trading account derivatives
Interest rate contracts	$137	$182,372	$2,130	$184,639
Foreign exchange contracts	9	120,316	447	120,772
Equity contracts	2,430	26,472	2,471	31,373
Commodity contracts	115	14,482	2,430	17,027
Credit derivatives	—	19,824	1,709	21,533
Total trading derivatives	$2,691	$363,466	$9,187	$375,344
Cash collateral received(7)				$14,308
Netting agreements					$(306,401)
Netting of cash collateral paid					(35,666)
Total trading derivatives	$2,691	$363,466	$9,187	$389,652	$(342,067)	$47,585
Short-term borrowings	$—	$4,609	$18	$4,627	$—	$4,627
Long-term debt	—	18,310	13,082	31,392	—	31,392
Non-trading derivatives and other financial liabilities measured on a recurring basis	$13,903	$50	$8	$13,961	$—	$13,961
Total liabilities	$82,437	$494,879	$23,334	$614,958	$(397,705)	$217,253
Total as a percentage of gross liabilities(6)	13.7%	82.4%	3.9%

(1)
In 2017, the Company transferred assets of approximately $4.8 billion from Level 1 to Level 2, primarily related to foreign government securities and equity securities not traded in active markets. In 2017, the Company transferred assets of approximately $4.0 billion from Level 2 to Level 1, primarily related to foreign government bonds and equity securities traded with sufficient frequency to constitute a liquid market. In 2017, the Company transferred liabilities of approximately $0.4 billion from Level 1 to Level 2, respectively. In 2017, the Company transferred liabilities of approximately $0.3 billion from Level 2 to Level 1.

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

(4)	Reflects the net amount of $43,207 million of gross cash collateral paid, of which $35,666 million was used to offset trading derivative liabilities.

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

(7)	Reflects the net amount of $52,840 million of gross cash collateral received, of which $38,532 million was used to offset trading derivative assets.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2018 and 2017. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2018
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$16	$18	$—	$—	$—	$—	$—	$—	$(18)	$16	$3
Trading non-derivative assets
Trading mortgage- backed securities
U.S. government-sponsored agency guaranteed	163	1	—	86	(49)	116	—	(111)	—	206	—
Residential	164	22	—	35	(77)	46	—	(47)	—	143	3
Commercial	57	1	—	4	(35)	15	—	(7)	—	35	3
Total trading mortgage- backed securities	$384	$24	$—	$125	$(161)	$177	$—	$(165)	$—	$384	$6
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	274	6	—	—	(44)	—	—	(25)	—	211	(1)
Foreign government	16	—	—	2	—	14	—	(11)	—	21	—
Corporate	275	43	—	49	(72)	34	—	(77)	—	252	84
Equity securities	120	75	—	1	(15)	168	—	(112)	—	237	(3)
Asset-backed securities	1,590	58	—	18	(15)	316	—	(370)	—	1,597	73
Other trading assets	615	135	—	58	(10)	112	5	(194)	(5)	716	6
Total trading non- derivative assets	$3,274	$341	$—	$253	$(317)	$821	$5	$(954)	$(5)	$3,418	$165
Trading derivatives, net(4)
Interest rate contracts	$(422)	$381	$—	$5	$37	$7	$—	$(16)	$2	$(6)	$(94)
Foreign exchange contracts	130	(62)	—	(1)	8	1	—	—	12	88	(155)
Equity contracts	(2,027)	(136)	—	(57)	472	13	—	(7)	1	(1,741)	156
Commodity contracts	(1,861)	(33)	—	(47)	8	20	—	—	4	(1,909)	(42)
Credit derivatives	(799)	(62)	—	1	(2)	2	—	1	—	(859)	(203)
Total trading derivatives, net(4)	$(4,979)	$88	$—	$(99)	$523	$43	$—	$(22)	$19	$(4,427)	$(338)
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2018
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$24	$—	$(1)	$—	$—	$—	$—	$—	$—	$23	$2
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	3	—	2	—	—	—	—	—	—	5	—
Total investment mortgage-backed securities	$27	$—	$1	$—	$—	$—	$—	$—	$—	$28	$2
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	737	—	(16)	—	(9)	29	—	(59)	—	682	(33)
Foreign government	92	—	(1)	—	(2)	57	—	(76)	—	70	—
Corporate	71	—	(1)	3	—	3	—	—	—	76	—
Equity securities	2	—	—	—	—	—	—	(1)	—	1	—
Asset-backed securities	827	—	10	2	(342)	—	—	—	—	497	7
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	681	—	24	30	—	15	—	—	(16)	734	22
Total investments	$2,437	$—	$17	$35	$(353)	$104	$—	$(136)	$(16)	$2,088	$(2)
Loans	$550	$—	$19	$—	$(1)	$4	$—	$(16)	$(2)	$554	$26
Mortgage servicing rights	558	—	46	—	—	—	17	(17)	(17)	587	46
Other financial assets measured on a recurring basis	16	—	8	—	—	4	12	—	(27)	13	18
Liabilities
Interest-bearing deposits	$286	$—	$26	$12	$—	$—	$20	$—	$—	$292	$29
Federal funds purchased and securities loaned or sold under agreements to repurchase	726	14	—	—	—	—	147	—	(2)	857	14
Trading account liabilities
Securities sold, not yet purchased	22	(105)	—	3	(19)	—	—	3	(66)	48	(7)
Other trading liabilities	5	5	—	—	—	—	—	—	—	—	(5)
Short-term borrowings	18	7	—	45	—	—	25	—	—	81	(2)
Long-term debt	13,082	(236)	—	940	(764)	36	3	(44)	(5)	13,484	254
Other financial liabilities measured on a recurring basis	8	—	—	—	(5)	—	2	—	(2)	3	(1)

(1)
Changes in fair value for available-for-sale debt securities are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2018.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2017
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,496	$(56)	$—	$—	$(252)	$—	$—	$—	$(1)	$1,187	$4
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	176	5	—	50	(17)	161	—	(104)	—	271	—
Residential	399	15	—	17	(29)	50	—	(84)	—	368	10
Commercial	206	(8)	—	17	(13)	190	—	(126)	—	266	(4)
Total trading mortgage-backed securities	$781	$12	$—	$84	$(59)	$401	$—	$(314)	$—	$905	$6
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—
State and municipal	296	2	—	2	(47)	81	—	(64)	—	270	2
Foreign government	40	4	—	78	(13)	44	—	(27)	—	126	6
Corporate	324	91	—	27	(52)	118	—	(197)	(15)	296	12
Equity securities	127	15	—	2	(12)	7	—	(29)	—	110	2
Asset-backed securities	1,868	160	—	20	(16)	391	—	(482)	—	1,941	81
Other trading assets	2,814	(7)	—	210	(531)	287	1	(875)	(11)	1,888	(55)
Total trading non-derivative assets	$6,251	$277	$—	$423	$(730)	$1,329	$1	$(1,988)	$(26)	$5,537	$54
Trading derivatives, net(4)
Interest rate contracts	$(663)	$(37)	$—	$(38)	$19	$6	$—	$(113)	$53	$(773)	$(23)
Foreign exchange contracts	413	(390)	—	55	(20)	34	—	(32)	(12)	48	(341)
Equity contracts	(1,557)	(2)	—	—	(16)	85	—	(24)	(10)	(1,524)	202
Commodity contracts	(1,945)	(175)	—	46	(2)	—	—	—	2	(2,074)	(170)
Credit derivatives	(1,001)	(92)	—	(24)	(8)	—	—	—	2	(1,123)	(108)
Total trading derivatives, net(4)	$(4,753)	$(696)	$—	$39	$(27)	$125	$—	$(169)	$35	$(5,446)	$(440)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$101	$—	$2	$1	$(49)	$—	$—	$—	$—	$55	$2
Residential	50	—	2	—	(47)	—	—	(5)	—	—	—
Commercial	—	—	—	—	—	8	—	(8)	—	—	—
Total investment mortgage-backed securities	$151	$—	$4	$1	$(96)	$8	$—	$(13)	$—	$55	$2
U.S. Treasury and federal agency securities	$2	$—	$—	$—	$—	$—	$—	$(1)	$—	$1	$—
State and municipal	1,211	—	12	37	(30)	54	—	(51)	—	1,233	6
Foreign government	186	—	1	2	(18)	142	—	(78)	—	235	1
Corporate	311	—	2	59	(4)	91	—	(120)	—	339	2
Equity securities	9	—	—	—	—	—	—	—	—	9	—
Asset-backed securities	660	—	9	17	—	26	—	—	—	712	3
Other debt securities	—	—	—	—	—	11	—	(11)	—	—	—
Non-marketable equity securities	1,331	—	(94)	—	—	8	—	(73)	(90)	1,082	(2)
Total investments	$3,861	$—	$(66)	$116	$(148)	$340	$—	$(347)	$(90)	$3,666	$12

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2017
Loans	$568	$—	$(4)	$65	$(16)	$12	$—	$(43)	$(2)	$580	$74
Mortgage servicing rights	1,564	—	67	—	—	—	35	(1,046)	(53)	567	83
Other financial assets measured on a recurring basis	34	—	(189)	3	(1)	—	29	204	(53)	27	(191)
Liabilities
Interest-bearing deposits	$293	$—	$11	$20	$—	$—	$—	$—	$—	$302	$25
Federal funds purchased and securities loaned or sold under agreements to repurchase	849	6	—	—	—	—	—	—	(34)	809	6
Trading account liabilities
Securities sold, not yet purchased	1,177	54	—	11	(14)	—	—	101	(70)	1,151	2
Other trading liabilities	1	—	—	—	—	—	—	—	(1)	—	—
Short-term borrowings	42	(9)	—	—	—	—	11	—	(2)	60	22
Long-term debt	9,744	17	—	200	(409)	—	929	—	(271)	10,176	116
Other financial liabilities measured on a recurring basis	8	—	(2)	—	—	(1)	1	—	(6)	4	(2)

(1)
Changes in fair value for available-for-sale debt securities are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2017.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2017 to March 31, 2018:

•
Transfers of Long-term debt of $0.9 billion from Level 2 to Level 3, and of $0.8 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

The were no significant Level 3 transfers for the period from December 31, 2016 to March 31, 2017.

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

As of March 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$16	Model-based	Interest rate	1.74%	2.41%	2.40%
Mortgage-backed securities	$220	Yield analysis	Yield	2.18%	8.14%	3.89%
147	Price-based	Price	$6.00	$102.26	$74.57
State and municipal, foreign government, corporate and other debt securities	$943	Model-based	Price	$3.47	$110.39	$88.85
883	Price-based	Credit spread	35bps	500bps	252bps
Yield	2.00%	14.88%	6.54%
Equity securities(5)	$206	Price-based	Price	$0.01	$18,320.07	$654.81
30	Model-based
Asset-backed securities	$1,983	Price-based	Price	$2.33	$100.76	$69.28
Non-marketable equities	$431	Comparables analysis	EBITDA multiples	7.00	x	10.90	x	8.56	x
265	Price-based	Discount to price	—%	100.00%	13.24%
Price to book ratio	5.00	x	100.00	x	68.86	x
Derivatives—gross(6)
Interest rate contracts (gross)	$4,440	Model-based	Mean reversion	1.00%	20.00%	10.50%
Inflation volatility	0.25%	2.70%	0.82%
IR Normal Volatility	0.12%	78.91%	50.71%
Foreign exchange contracts (gross)	$877	Model-based	FX volatility	6.41%	20.25%	12.75%
IR basis	(0.74)%	2.01%	(0.01)%
Credit spread	23bps	7,823bps	166bps
IR-IR correlation	40.00%	40.00%	40.00%
IR-FX correlation	40.00%	60.00%	50.00%
Equity contracts (gross)	$2,835	Model-based	Equity volatility	1.16%	70.22%	25.72%
Forward price	63.73%	153.71%	101.21%
Commodity and other contracts (gross)	$2,940	Model-based	Forward price	35.75%	478.26%	114.73%
Commodity volatility	9.14%	41.03%	22.87%
Commodity correlation	(51.36)%	91.85%	19.83%
Credit derivatives (gross)	$1,833	Model-based	Credit correlation	25.00%	85.00%	43.30%
774	Price-based	Upfront points	3.84%	97.33%	59.81%
Credit spread	6bps	1,200bps	115bps
Price	$7.54	$100.00	$64.58

As of March 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (Gross)	$19	Model-based	Recovery rate	25.00%	46.00%	38.21%
			Credit spread	21bps	129bps	77bps
			Redemption rate	5.14%	99.50%	72.69%
			Upfront points	54.00%	54.00%	54.00%
Loans and leases	$520	Model-based	Credit spread	17bps	500bps	92bps
			Yield	2.70%	4.06%	3.71%
Mortgage servicing rights	$500	Cash flow	Yield	4.26%	12.60%	8.36%
	87	Model-based	WAL	4.08 years	7.63 years	6.53 years
Liabilities
Interest-bearing deposits	$292	Model-based	Mean reversion	—%	20.00%	7.85%

Federal funds purchased and securities loaned or sold under agreement to repurchase	$857	Model-based	Interest rate	1.74%	2.41%	2.40%
Trading account liabilities
Securities sold, not yet purchased	$31	Model-based	Equity volatility	3.00%	70.22%	31.84%
	18	Price-based	Equity-equity correlation	(99.00)%	100.00%	59.65%
			Equity-FX correlation	(80.37)%	56.00%	(29.86)%
			Forward Price	63.73%	153.71%	100.14%
			Price	$—	$100.00	$24.84
Short-term borrowings and long-term debt	$13,559	Model-based	Equity volatility	3.00%	70.22%	18.48%
			Forward price	63.73%	167.94%	103.12%

As of December 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$16	Model-based	Interest rate	1.43%		2.16%		2.09%
Mortgage-backed securities	$214	Price-based	Price	$2.96		$101.00		$56.52
	184	Yield analysis	Yield	2.52%		14.06%		5.97%
State and municipal, foreign government, corporate and other debt securities	$949	Model-based	Price	$—		$184.04		$91.74
	914	Price-based	Credit spread	35bps		500bps		249bps
			Yield	2.36%		14.25%		6.03%
Equity securities(5)	$65	Price-based	Price	$—		$25,450.00		$2,526.62
	55	Model-based	WAL	2.50 years		2.50 years		2.50 years
Asset-backed securities	$2,287	Price-based	Price	$4.25		$100.60		$74.57
Non-marketable equity	$423	Comparables analysis	EBITDA multiples	6.90	x	12.80	x	8.66	x
	223	Price-based	Discount to price	—%		100.00%		11.83%
			Price-to-book ratio	0.05	x	1.00	x	0.32	x
Derivatives—gross(6)

As of December 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Interest rate contracts (gross)	$3,818	Model-based	IR normal volatility	9.40%	77.40%	58.86%
			Mean reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$940	Model-based	Foreign exchange (FX) volatility	4.58%	15.02%	8.16%
			Interest rate	(0.55)%	0.28%	0.04%
			IR-IR correlation	(51.00)%	40.00%	36.56%
			IR-FX correlation	(7.34)%	60.00%	49.04%
			Credit spread	11bps	717bps	173bps
Equity contracts (gross)(7)	$2,897	Model-based	Equity volatility	3.00%	68.93%	24.66%
			Forward price	69.74%	154.19%	92.80%
Commodity contracts (gross)	$2,937	Model-based	Forward price	3.66%	290.59%	114.16%
			Commodity volatility	8.60%	66.73%	25.04%
			Commodity correlation	(37.64)%	91.71%	15.21%
Credit derivatives (gross)	$1,797	Model-based	Credit correlation	25.00%	90.00%	44.64%
	823	Price-based	Upfront points	6.03%	97.26%	62.88%
			Credit spread	3 bps	1,636bps	173bps
			Price	$1.00	$100.24	$57.63
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$24	Model-based	Recovery rate	25.00%	40.00%	31.56%
			Redemption rate	10.72%	99.50%	74.24%
			Credit spread	38bps	275bps	127bps
			Upfront points	61.00%	61.00%	61.00%
Loans	$391	Model-based	Equity Volatility	3.00%	68.93%	22.52%
	148	Price-based	Credit spread	134bps	500bps	173bps
			Yield	3.09%	4.40%	3.13%
Mortgage servicing rights	$471	Cash flow	Yield	8.00%	16.38%	11.47%
	87	Model-based	WAL	3.83 years	6.89 years	5.93 years
Liabilities
Interest-bearing deposits	$286	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	99.56%	99.95%	99.72%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$726	Model-based	Interest rate	1.43%	2.16%	2.09%
Trading account liabilities
Securities sold, not yet purchased	$21	Price-based	Price	$1.00	$287.64	$88.19
Short-term borrowings and long- term debt	$13,100	Model-based	Forward price	69.74%	161.11%	100.70%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These include assets measured at cost that have been written down to fair value during the periods as a result of an impairment. These also include non-marketable equity investments that have been measured using the measurement alternative and are either (i) written down to fair value during the periods as a result of an impairment or (ii) adjusted upward or downward to fair value as a result of a transaction observed during the periods for the identical or similar investment of the same issuer. In addition, these assets include loans held-for-sale and other real estate owned that are measured at the lower of cost or market value.
The following table presents the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2018
Loans HFS(1)	$3,481	$1,430	$2,051
Other real estate owned	70	41	29
Loans(2)	545	179	366
Non-marketable equity investments measured using the measurement alternative	$188	$133	$55
Total assets at fair value on a nonrecurring basis	$4,284	$1,783	$2,501

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2017
Loans HFS(1)	$5,675	$2,066	$3,609
Other real estate owned	54	10	44
Loans(2)	630	216	414
Total assets at fair value on a nonrecurring basis	$6,359	$2,292	$4,067

(1)	Net of fair value amounts on the unfunded portion of loans HFS recognized as Other liabilities on the Consolidated Balance Sheet.

(2)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral less costs to sell, primarily real estate.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following table presents the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of March 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$2,015	Price-based	Price	$0.88	$100.00	$95.86
Other real estate owned	$26	Price-based	Appraised value(4)	$20,290	$8,423,945	$4,273,507
			Price	$—	$53.47	$50.08
Loans(5)	$125	Recovery analysis	Recovery rate	9.00%	91.53%	31.51%
	106	Cash flow	Price	$2.80	$100.00	$81.82
	102	Price-based	Appraised value	$35,490,000	$465,594,643	$74,229,249
Non-marketable equity investments measured using the measurement alternative	$55	Price-based	Discount to price	25%	25%	25%

As of December 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$3,186	Price-based	Price	$77.93	$100.00	$99.26
Other real estate owned	$42	Price-based	Appraised Value(4)	$20,278	$8,091,760	$4,016,665
			Discount to price(6)	34.00%	34.00%	34.00%
			Price	$30.00	$50.36	$49.09
Loans(5)	$133	Price-based	Price	$2.80	$100.00	$62.46
	129	Cash flow	Recovery rate	50.00%	100.00%	63.59%
	127	Recovery analysis	Appraised value	$—	$45,500,000	$38,785,667

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	Weighted averages are calculated based on the fair values of the instruments.

(4)	Appraised values are disclosed in whole dollars.

(5)	Represents impaired loans held for investment whose carrying amounts are based on the fair value of the underlying collateral, primarily real estate secured loans.

(6)	Includes estimated costs to sell.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

Three Months Ended March 31,
In millions of dollars	2018
Loans HFS	$(35)
Other real estate owned	(3)
Loans(1)	(32)
Non-marketable equity investments measured using the measurement alternative	120
Total nonrecurring fair value gains (losses)	$50

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Three Months Ended March 31,
In millions of dollars	2017
Loans HFS	$(22)
Other real estate owned	(2)
Loans(1)	(28)
Total nonrecurring fair value gains (losses)	$(52)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The table below therefore excludes items measured at fair value on a recurring basis presented in the tables above.

	March 31, 2018		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$58.5	$58.1	$1.1	$54.8	$2.2
Federal funds sold and securities borrowed or purchased under agreements to resell	96.4	96.4	—	91.4	5.0
Loans(1)(2)	654.4	653.4	—	4.3	649.1
Other financial assets(2)(3)	274.2	274.6	188.3	14.4	71.9
Liabilities
Deposits	$999.5	$997.7	$—	$850.2	$147.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	125.9	125.9	—	125.8	0.1
Long-term debt(4)	204.4	209.7	—	189.5	20.2
Other financial liabilities(5)	116.5	116.5	—	15.3	101.2

	December 31, 2017		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$60.2	$60.6	$0.5	$57.5	$2.6
Federal funds sold and securities borrowed or purchased under agreements to resell	99.5	99.5	—	94.4	5.1
Loans(1)(2)	648.6	644.9	—	6.0	638.9
Other financial assets(2)(3)	242.6	243.0	166.4	14.1	62.5
Liabilities
Deposits	$958.4	$955.6	$—	$816.1	$139.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	115.6	115.6	—	115.6	—
Long-term debt(4)	205.3	214.0	—	187.2	26.8
Other financial liabilities(5)	115.9	115.9	—	15.5	100.4

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.4 billion for March 31, 2018 and $12.4 billion for December 31, 2017. In addition, the carrying values exclude $1.7 billion and $1.7 billion of lease finance receivables at March 31, 2018 and December 31, 2017, respectively.

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

The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2018 and December 31, 2017 were liabilities of $4.3 billion and $3.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

21.   FAIR VALUE ELECTIONS
The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings, other than DVA (see below). The election is made upon the initial recognition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The changes in fair value are recorded in current earnings, other than DVA, which from January 1, 2016 is reported in AOCI. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 20 to the Consolidated Financial Statements
The Company has elected fair value accounting for its mortgage servicing rights. See Note 18 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended March 31,
In millions of dollars	2018	2017
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$(16)	$(33)
Trading account assets	(16)	430
Investments	—	—
Loans
Certain corporate loans	(123)	24
Certain consumer loans	—	—
Total loans	$(123)	$24
Other assets
MSRs	$46	$67
Certain mortgage loans held-for-sale(1)	2	37
Total other assets	$48	$104
Total assets	$(107)	$525
Liabilities
Interest-bearing deposits	$28	$(14)
Federal funds purchased and securities loaned or sold under agreements to repurchase	(111)	613
Trading account liabilities	(6)	26
Short-term borrowings	177	19
Long-term debt	618	(332)
Total liabilities	$706	$312

(1)	Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected under the fair value option.

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
The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) was a gain of $167 million and a loss of $95 million for the three months ended March 31, 2018 and 2017, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

Changes in fair value for transactions in these portfolios are recorded in Principal transactions. The related interest revenue and interest expense are measured based on the contractual rates specified in the transactions and are reported as Interest revenue and Interest expense in the Consolidated Statement of Income.

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
The following table provides information about certain credit products carried at fair value:

	March 31, 2018		December 31, 2017
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,194	$4,536	$8,851	$4,374
Aggregate unpaid principal balance in excess of (less than) fair value	475	870	623	682
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—	—	1

In addition to the amounts reported above, $408 million and $508 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2018 and December 31, 2017, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2018 and 2017 due to instrument-specific credit risk totaled to gains of $19 million and $26 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.7 billion and $0.9 billion at March 31, 2018 and December 31, 2017, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of March 31, 2018, there were approximately $12.0 billion and $10.1 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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
Citigroup also elected the fair value option for certain non-marketable equity securities, whose risk is managed with derivative instruments that are accounted for at fair value through earnings. These securities are classified as Trading account assets on Citigroup’s Consolidated Balance Sheet. Changes in the fair value of these securities and the related derivative instruments are recorded in Principal transactions. Effective January 1, 2018, under ASU 2016-01 and ASU 2018-03, a fair value option election is no longer required to measure these non-marketable equity securities at fair value through earnings. See Note 1 to the Consolidated Financial Statements for additional details.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	March 31, 2018	December 31, 2017
Carrying amount reported on the Consolidated Balance Sheet	$333	$426
Aggregate fair value in excess of (less than) unpaid principal balance	7	14
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2018 and 2017 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	March 31, 2018	December 31, 2017
Interest rate linked	$15.9	$13.9
Foreign exchange linked	0.3	0.3
Equity linked	12.8	13.0
Commodity linked	0.4	0.2
Credit linked	1.9	1.9
Total	$31.3	$29.3
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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	March 31, 2018	December 31, 2017
Carrying amount reported on the Consolidated Balance Sheet	$33,571	$31,392
Aggregate unpaid principal balance in excess of (less than) fair value	(93)	(579)
The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	March 31, 2018	December 31, 2017
Carrying amount reported on the Consolidated Balance Sheet	$4,467	$4,627
Aggregate unpaid principal balance in excess of fair value	463	74

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
For additional information regarding Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from the tables below, see Note 26 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.
The following tables present information about Citi’s guarantees at March 31, 2018 and December 31, 2017:

	Maximum potential amount of future payments
In billions of dollars at March 31, 2018 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$30.4	$63.0	$93.4	$131
Performance guarantees	7.5	4.1	11.6	31
Derivative instruments considered to be guarantees	17.0	85.6	102.6	432
Loans sold with recourse	—	0.2	0.2	8
Securities lending indemnifications(1)	126.9	—	126.9	—
Credit card merchant processing(1)(2)	82.5	—	82.5	—
Credit card arrangements with partners	0.2	1.1	1.3	162
Custody indemnifications and other	—	38.5	38.5	82
Total	$264.5	$192.5	$457.0	$846

	Maximum potential amount of future payments
In billions of dollars at December 31, 2017 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$27.9	$65.9	$93.8	$93
Performance guarantees	7.2	4.1	11.3	20
Derivative instruments considered to be guarantees	11.0	84.9	95.9	423
Loans sold with recourse	—	0.2	0.2	9
Securities lending indemnifications(1)	103.7	—	103.7	—
Credit card merchant processing(1)(2)	85.5	—	85.5	—
Credit card arrangements with partners	0.3	1.1	1.4	205
Custody indemnifications and other	—	36.0	36.0	59
Total	$235.6	$192.2	$427.8	$809

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

(2)
At March 31, 2018 and December 31, 2017, this maximum potential exposure was estimated to be $83 billion and $86 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
The repurchase reserve was approximately $66 million at March 31, 2018 and December 31, 2017, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss
experience. At March 31, 2018 and December 31, 2017, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of claims that have
not yet occurred. Citi believes the risk of loss is remote
given historical experience with the VTNs. Accordingly,
Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the
Consolidated Balance Sheet as of March 31, 2018 or
December 31, 2017 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
In connection with Citi’s 2005 sale of Travelers to MetLife Inc. (MetLife), Citi provided an indemnification to MetLife for losses (including policyholder claims) relating to the LTC business for the entire term of the Travelers LTC policies, which, as noted above, are reinsured by subsidiaries of Genworth. In 2017, MetLife spun off its retail insurance business to Brighthouse.  As a result, the Travelers LTC policies now reside with Brighthouse.  The original reinsurance agreement between Travelers (now Brighthouse) and Genworth remains in place and Brighthouse is the sole beneficiary of the Genworth Trusts. The fair value of the Genworth Trusts is approximately $7.4 billion as of March 31, 2018, compared to $7.5 billion at December 31, 2017. The Genworth Trusts are designed to provide collateral to Brighthouse in an amount equal to the statutory liabilities of Brighthouse in respect of the Travelers LTC policies. The assets in the Genworth Trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to provide collateral in an amount equal to these estimated statutory liabilities, as the liabilities change over time.
If both (i) Genworth fails to perform under the original
Travelers/GE Life reinsurance agreement for any reason,
including insolvency or the failure of UFLIC to perform in a timely manner, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC
reinsurance indemnification, must reimburse Brighthouse for
any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.
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
However, for exchange traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $11.6 billion and $10.7 billion as of March 31, 2018 and December 31, 2017, respectively.
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

Carrying Value—Guarantees and Indemnifications
At March 31, 2018 and December 31, 2017, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $0.8 billion and $0.8 billion. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $52 billion and $46 billion at March 31, 2018 and December 31, 2017, respectively. Securities and other marketable assets held as collateral amounted to $88 billion and $70 billion at March 31, 2018 and December 31, 2017, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $3.9 billion and $3.7 billion at both March 31, 2018 and December 31, 2017. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at March 31, 2018	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$68.1	$10.3	$15.0	$93.4
Performance guarantees	8.2	2.3	1.1	11.6
Derivative instruments deemed to be guarantees	—	—	102.6	102.6
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	126.9	126.9
Credit card merchant processing	—	—	82.5	82.5
Credit card arrangements with partners	—	—	1.3	1.3
Custody indemnifications and other	25.8	12.7	—	38.5
Total	$102.1	$25.3	$329.6	$457.0

	Maximum potential amount of future payments
In billions of dollars at December 31, 2017	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$68.1	$10.9	$14.8	$93.8
Performance guarantees	7.9	2.4	1.0	11.3
Derivative instruments deemed to be guarantees	—	—	95.9	95.9
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	103.7	103.7
Credit card merchant processing	—	—	85.5	85.5
Credit card arrangements with partners	—	—	1.4	1.4
Custody indemnifications and other	23.7	12.3	—	36.0
Total	$99.7	$25.6	$302.5	$427.8

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2018	December 31, 2017
Commercial and similar letters of credit	$821	$4,675	$5,496	$5,000
One- to four-family residential mortgages	1,385	1,610	2,995	2,674
Revolving open-end loans secured by one- to four-family residential properties	10,703	1,510	12,213	12,323
Commercial real estate, construction and land development	8,955	2,146	11,101	11,151
Credit card lines	583,477	102,158	685,635	678,300
Commercial and other consumer loan commitments	188,945	111,770	300,715	272,655
Other commitments and contingencies	2,145	716	2,861	3,071
Total	$796,431	$224,585	$1,021,016	$985,174

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

Unsettled reverse repurchase and securities lending agreements and unsettled repurchase and securities borrowing agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At March 31, 2018, and December 31, 2017, Citigroup had $78.7 billion and $35.0 billion of unsettled reverse repurchase and securities borrowing agreements, respectively, and $33.7 billion and $19.1 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 10 to the Consolidated Financial Statements.

23.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 27 to the Consolidated Financial Statements of Citigroup’s 2017 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At March 31, 2018, Citigroup’s estimate of the reasonably possible unaccrued loss for these matters was materially unchanged from the estimate of approximately $1.0 billion in the aggregate as of December 31, 2017.
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
For further information on ASC 450 and Citigroup's accounting and disclosure framework for contingencies, including for litigation and regulatory matters disclosed herein, see Note 27 to the Consolidated Financial Statements of Citigroup’s 2017 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters
Mortgage-Backed Securities Trustee Actions: On March 22, 2018, the United States District Court for the Southern District of New York granted Citibank’s motion for summary judgment and denied plaintiffs’ motion for class certification in FIXED INCOME SHARES: SERIES M ET AL. v. CITIBANK N.A. Additional information concerning this action is publicly available in court filings under the docket number 14-cv-9373 (S.D.N.Y.) (Furman, J.).
On March 13, 2018, Citibank filed a motion to dismiss the amended complaint filed by the Federal Deposit Insurance Corporation in FEDERAL DEPOSIT INSURANCE CORPORATION AS RECEIVER FOR GUARANTY BANK v. CITIBANK N.A. Additional information concerning this action is publicly available in court filings under the docket number 15-cv-6574 (S.D.N.Y.) (Carter, J.).

Tribune Company Bankruptcy
On April 3, 2018, the United States Supreme Court issued an order deferring consideration of the noteholders’ petition for a writ of certiorari appealing the dismissal of their claims from KIRSCHNER v. FITZSIMONS, ET AL. Additional information concerning these actions is publicly available in court filings under the docket numbers 08-13141 (Bankr. D. Del.) (Carey, J.), 11 MD 02296 (S.D.N.Y.) (Sullivan, J.), 12 MC 2296 (S.D.N.Y.) (Sullivan, J.), 13-3992, 13-3875, 13-4196 (2d Cir.) and 16-317 (U.S.).

Depositary Receipts Conversion Litigation
On March 23, 2018, the court granted in part and denied in part plaintiffs’ motion for class certification, certifying only a class of holders of Citi-sponsored American depositary receipts that plaintiffs own.  Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 9185 (S.D.N.Y.) (McMahon, C).

Foreign Exchange Matters
Antitrust and Other Litigation: On March 12, 2018, the court in NYPL v. JPMORGAN CHASE & CO., ET AL. granted the motion of defendants to dismiss claims based on conduct after 2013, but denied the motion in other respects. On March 7, 2018, the plaintiffs asked the court to expand the case to include additional types of transactions, which the defendants opposed. Additional information concerning this action is publicly available in court filings under the docket numbers 15

Civ. 2290 (N.D. Cal.) (Chhabria, J.) and 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
On March 15, 2018, the court in CONTANT, ET AL. v. BANK OF AMERICA CORPORATION, ET AL. granted the motion of defendants to dismiss the complaint for failure to state a claim. On April 5, 2018, plaintiffs filed a motion for leave to file a second consolidated class action complaint. Additional information concerning these actions is publicly available in court filings under the docket numbers 16 Civ. 7512 (S.D.N.Y.) (Schofield, J.), 17 Civ. 4392 (S.D.N.Y.) (Schofield, J.), and 17 Civ. 3139 (S.D.N.Y.) (Schofield, J.).

Interbank Offered Rates-Related Litigation and Other
Matters
Antitrust and Other Litigation: In IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, on February 28, 2018, the court denied certification of two classes (investors who transacted in Eurodollar futures or options on exchanges and lending institutions with interests in loans tied to USD LIBOR) and certified the largest plaintiffs’ class (investors who purchased over-the-counter (OTC) derivatives from USD LIBOR panel banks) with respect to the antitrust claims against certain remaining defendants. On March 24, 2018, the parties filed petitions in the United States Court of Appeals for the Second Circuit seeking review of the court’s class-certification rulings.
On February 23, 2018, the Second Circuit vacated the portion of the judgment entered by the district court on April 11, 2016, that dismissed non-antitrust claims of various Schwab entities on personal jurisdiction grounds, and remanded the case to the district court. Additional information concerning these actions and related actions and appeals is publicly available in court filings under the docket numbers 11 MD 2262 (S.D.N.Y.) (Buchwald, J.) and 16-1189 (2d Cir.).

Parmalat Litigation
On March 2, 2018, Parmalat filed an appeal to the Milan Court of Appeal against the January 25, 2018 decision of the Milan civil court dismissing Parmalat’s claim for €1.8 billion against Citigroup and Related Parties.

Shareholder Derivative Litigation
On March 12, 2018, the Delaware Chancery Court denied plaintiffs’ motion to reopen the judgment and for leave to amend the complaint in OKLAHOMA FIREFIGHTERS PENSION & RETIREMENT SYSTEM, ET AL. v. CORBAT, ET AL.  Additional information concerning this action is publicly available in court filings under the docket numbers C.A. No. 12151-VCG (Del. Ch.) (Glasscock, Ch.) and No. 32, 2018 (Del.).

Sovereign Securities Matters
Antitrust and Other Litigation: In IN RE TREASURY
SECURITIES AUCTION ANTITRUST LITIGATION, Citigroup Global Markets Inc. (CGMI) and the other defendants filed motions to dismiss the amended consolidated complaint on February 23, 2018. Additional information relating to this action is publicly available in court filings under the docket number 15 MD 2673 (S.D.N.Y.) (Gardephe, J.).
On March 30, 2018, a new putative class action captioned OKLAHOMA FIREFIGHTERS PENSION & RETIREMENT SYSTEM AND ELECTRICAL WORKERS PENSION FUND LOCAL 103 v. BANCO SANTANDER S.A., ET AL. was filed against numerous defendants, including Citigroup, CGMI, Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc., and Citibanamex in the United States District Court for the Southern District of New York. The complaint alleges a conspiracy to fix prices in the Mexican sovereign bond market from 2006 to 2017, and asserts antitrust and unjust enrichment claims against the Citi defendants, as well as a number of other banks. Plaintiffs seek treble damages, restitution, and injunctive relief. Additional information relating to this action is publicly available in court filings under the docket number 18 Civ. 2830 (S.D.N.Y.) (Oetken, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017, Condensed Consolidating Balance Sheet as of March 31, 2018 and December 31, 2017 and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2018 and 2017 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.

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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$5,585	$—	$—	$(5,585)	$—
Interest revenue	52	1,655	14,625	—	16,332
Interest revenue—intercompany	1,130	383	(1,513)	—	—
Interest expense	910	1,013	3,237	—	5,160
Interest expense—intercompany	587	772	(1,359)	—	—
Net interest revenue	$(315)	$253	$11,234	$—	$11,172
Commissions and fees	$—	$1,252	$1,778	$—	$3,030
Commissions and fees—intercompany	—	—	—	—	—
Principal transactions	1,031	921	1,337	—	3,289
Principal transactions—intercompany	(386)	192	194	—	—
Other income	(928)	153	2,156	—	1,381
Other income—intercompany	55	50	(105)	—	—
Total non-interest revenues	$(228)	$2,568	$5,360	$—	$7,700
Total revenues, net of interest expense	$5,042	$2,821	$16,594	$(5,585)	$18,872
Provisions for credit losses and for benefits and claims	$—	$—	$1,857	$—	$1,857
Operating expenses
Compensation and benefits	$134	$1,265	$4,408	$—	$5,807
Compensation and benefits—intercompany	34	—	(34)	—	—
Other operating	44	548	4,526	—	5,118
Other operating—intercompany	12	578	(590)	—	—
Total operating expenses	$224	$2,391	$8,310	$—	$10,925
Equity in undistributed income of subsidiaries	$(445)	$—	$—	$445	$—
Income (loss) from continuing operations before income taxes	$4,373	$430	$6,427	$(5,140)	$6,090
Provision (benefit) for income taxes	(247)	65	1,623	—	1,441
Income (loss) from continuing operations	$4,620	$365	$4,804	$(5,140)	$4,649
Loss from discontinued operations, net of taxes	—	—	(7)	—	(7)
Net income before attribution of noncontrolling interests	$4,620	$365	$4,797	$(5,140)	$4,642
Noncontrolling interests	—	—	22	—	22
Net income (loss)	$4,620	$365	$4,775	$(5,140)	$4,620
Comprehensive income
Add: Other comprehensive income (loss)	$52	$82	$(3,156)	$3,074	$52
Total Citigroup comprehensive income (loss)	$4,672	$447	$1,619	$(2,066)	$4,672
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$14	$—	$14
Add: Net income attributable to noncontrolling interests	—	—	22	—	22
Total comprehensive income (loss)	$4,672	$447	$1,655	$(2,066)	$4,708

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2017
In millions of dollars	Citigroup parent company	CGMHI		Other Citigroup subsidiaries and eliminations		Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,750	$—		$—		$(3,750)	$—
Interest revenue	1	1,027		13,493		—	14,521
Interest revenue—intercompany	793	157		(950)		—	—
Interest expense	1,218	393		1,955		—	3,566
Interest expense—intercompany	90	428		(518)		—	—
Net interest revenue	$(514)	$363		$11,106		$—	$10,955
Commissions and fees	$—	$1,323		$1,732		$—	$3,055
Commissions and fees—intercompany	—	2		(2)		—	—
Principal transactions	(163)	1,658		1,599		—	3,094
Principal transactions—intercompany	204	(695)		491		—	—
Other income	(39)	65		1,236		—	1,262
Other income—intercompany	(123)	110		13		—	—
Total non-interest revenues	$(121)	$2,463		$5,069	$—	$—	$7,411
Total revenues, net of interest expense	$3,115	$2,826		$16,175		$(3,750)	$18,366
Provisions for credit losses and for benefits and claims	$—	$—		$1,662		$—	$1,662
Operating expenses
Compensation and benefits	$(14)	$1,262		$4,286		$—	$5,534
Compensation and benefits—intercompany	31	—		(31)		—	—
Other operating	28	509		4,652		—	5,189
Other operating—intercompany	(59)	540		(481)		—	—
Total operating expenses	$(14)	$2,311		$8,426		$—	$10,723
Equity in undistributed income of subsidiaries	$587	$—		$—		$(587)	$—
Income (loss) from continuing operations before income taxes	$3,716	$515		$6,087		$(4,337)	$5,981
Provision (benefit) for income taxes	(374)	215		2,022		—	1,863
Income (loss) from continuing operations	$4,090	$300		$4,065		$(4,337)	$4,118
Loss from discontinued operations, net of taxes	—	—		(18)		—	(18)
Net income (loss) before attribution of noncontrolling interests	$4,090	$300		$4,047		$(4,337)	$4,100
Noncontrolling interests	—	—		10		—	10
Net income (loss)	$4,090	$300		$4,037		$(4,337)	$4,090
Comprehensive income
Add: Other comprehensive income (loss)	$1,464	$(20)		$(3,721)		$3,741	$1,464
Total Citigroup comprehensive income (loss)	$5,554	$280		$316		$(596)	$5,554
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	—	$31		$—	$31
Add: Net income attributable to noncontrolling interests	—	—	—	10		—	10
Total comprehensive income (loss)	$5,554	$280		$357		$(596)	$5,595

Condensed Consolidating Balance Sheet

	March 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$2	$423	$21,425	$—	$21,850
Cash and due from banks—intercompany	14	5,225	(5,239)	—	—
Deposits with banks	—	3,005	177,849	—	180,854
Deposits with banks - intercompany	3,000	5,492	(8,492)	—	—
Federal funds sold and resale agreements	—	206,659	51,228	—	257,887
Federal funds sold and resale agreements—intercompany	—	14,284	(14,284)	—	—
Trading account assets	298	150,249	118,261	—	268,808
Trading account assets—intercompany	483	2,079	(2,562)	—	—
Investments	7,755	249	343,967	—	351,971
Loans, net of unearned income	—	875	672,063	—	672,938
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,354)	—	(12,354)
Total loans, net	$—	$875	$659,709	$—	$660,584
Advances to subsidiaries	$141,977	$—	$(141,977)	$—	$—
Investments in subsidiaries	209,808	—	—	(209,808)	—
Other assets (1)	10,784	66,723	102,643	—	180,150
Other assets—intercompany	3,667	47,051	(50,718)	—	—
Total assets	$377,788	$502,314	$1,251,810	$(209,808)	$1,922,104
Liabilities and equity
Deposits	$—	$—	$1,001,219	$—	$1,001,219
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	144,400	27,359	—	171,759
Federal funds purchased and securities loaned or sold—intercompany	—	20,444	(20,444)	—	—
Trading account liabilities	2	98,287	45,672	—	143,961
Trading account liabilities—intercompany	241	1,904	(2,145)	—	—
Short-term borrowings	235	3,159	32,700	—	36,094
Short-term borrowings—intercompany	—	41,097	(41,097)	—	—
Long-term debt	153,074	19,907	64,957	—	237,938
Long-term debt—intercompany	—	60,351	(60,351)	—	—
Advances from subsidiaries	19,151	—	(19,151)	—	—
Other liabilities	2,832	69,516	55,919	—	128,267
Other liabilities—intercompany	338	10,336	(10,674)	—	—
Stockholders’ equity	201,915	32,913	177,846	(209,808)	202,866
Total liabilities and equity	$377,788	$502,314	$1,251,810	$(209,808)	$1,922,104

(1)	Other assets for Citigroup parent company at March 31, 2018 included $24.8 billion of placements to Citibank and its branches, of which $20.3 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$378	$23,397	$—	$23,775
Cash and due from banks—intercompany	13	3,750	(3,763)	—	—
Deposits with banks	—	3,348	153,393	—	156,741
Deposits with banks - intercompany	11,000	5,219	(16,219)	—	—
Federal funds sold and resale agreements	—	182,685	49,793	—	232,478
Federal funds sold and resale agreements—intercompany	—	16,091	(16,091)	—	—
Trading account assets	—	139,462	113,328	—	252,790
Trading account assets—intercompany	38	2,711	(2,749)	—	—
Investments	27	181	352,082	—	352,290
Loans, net of unearned income	—	900	666,134	—	667,034
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,355)	—	(12,355)
Total loans, net	$—	$900	$653,779	$—	$654,679
Advances to subsidiaries	$139,722	$—	$(139,722)	$—	$—
Investments in subsidiaries	210,537	—	—	(210,537)	—
Other assets(1)	10,844	58,299	100,569	—	169,712
Other assets—intercompany	3,428	43,613	(47,041)	—	—
Total assets	$375,609	$456,637	$1,220,756	$(210,537)	$1,842,465
Liabilities and equity
Deposits	$—	$—	$959,822	$—	$959,822
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	134,888	21,389	—	156,277
Federal funds purchased and securities loaned or sold—intercompany	—	18,597	(18,597)	—	—
Trading account liabilities	—	80,801	44,369	—	125,170
Trading account liabilities—intercompany	15	2,182	(2,197)	—	—
Short-term borrowings	251	3,568	40,633	—	44,452
Short-term borrowings—intercompany	—	32,871	(32,871)	—	—
Long-term debt	152,163	18,048	66,498	—	236,709
Long-term debt—intercompany	—	60,765	(60,765)	—	—
Advances from subsidiaries	19,136	—	(19,136)	—	—
Other liabilities	2,673	62,113	53,577	—	118,363
Other liabilities—intercompany	631	9,753	(10,384)	—	—
Stockholders’ equity	200,740	33,051	178,418	(210,537)	201,672
Total liabilities and equity	$375,609	$456,637	$1,220,756	$(210,537)	$1,842,465

(1)	Other assets for Citigroup parent company at December 31, 2017 included $29.7 billion of placements to Citibank and its branches, of which $18.9 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,268	$7,046	$(5,358)	$—	$6,956
Cash flows from investing activities of continuing operations
Purchases of investments	$(7,955)	$—	$(33,075)	$—	$(41,030)
Proceeds from sales of investments	—	—	20,688	—	20,688
Proceeds from maturities of investments	—	—	21,509	—	21,509
Change in loans	—	—	(8,717)	—	(8,717)
Proceeds from sales and securitizations of loans	—	—	1,654	—	1,654
Change in federal funds sold and resales	—	(22,167)	(3,242)	—	(25,409)
Changes in investments and advances—intercompany	(1,463)	(3,603)	5,066	—	—
Other investing activities	(729)	(9)	(81)	—	(819)
Net cash provided by (used in) investing activities of continuing operations	$(10,147)	$(25,779)	$3,802	$—	$(32,124)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,095)	$—	$—	$—	$(1,095)
Redemption of preferred stock	(97)	—	—	—	(97)
Treasury stock acquired	(2,378)	—	—	—	(2,378)
Proceeds from issuance of long-term debt, net	699	2,004	184	—	2,887
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(412)	412	—	—
Change in deposits	—	—	41,397	—	41,397
Change in federal funds purchased and repos	—	11,359	4,123	—	15,482
Change in short-term borrowings	—	(409)	(7,949)	—	(8,358)
Net change in short-term borrowings and other advances—intercompany	14	8,226	(8,240)	—	—
Capital contributions from (to) parent	—	(585)	585	—	—
Other financing activities	(261)	—	(214)	—	(475)
Net cash provided by (used in) financing activities of continuing operations	$(3,118)	$20,183	$30,298	$—	$47,363
Effect of exchange rate changes on cash and due from banks	$—	$—	$(7)	$—	$(7)
Change in cash, due from banks and deposits with banks	$(7,997)	$1,450	$28,735	$—	$22,188
Cash, due from banks and deposits with banks at beginning of period	11,013	12,695	156,808	—	180,516
Cash, due from banks and deposits with banks at end of period	$3,016	$14,145	$185,543	$—	$202,704
Cash and due from banks	$16	$5,648	$16,186	$—	$21,850
Deposits with banks	3,000	8,497	169,357	—	180,854
Cash, due from banks and deposits with banks at end of period	$3,016	$14,145	$185,543	$—	$202,704
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(266)	$29	$975	$—	$738
Cash paid during the year for interest	883	1,627	2,076	—	4,586
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$900	$—	$900
Transfers to OREO and other repossessed assets	—	—	26	—	26

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$(652)	$(3,404)	$1,004	$—	$(3,052)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(41,584)	$—	$(41,584)
Proceeds from sales of investments	116	—	29,340	—	29,456
Proceeds from maturities of investments	—	—	24,006	—	24,006
Change in loans	—	—	(7,953)	—	(7,953)
Proceeds from sales and securitizations of loans	—	—	3,191	—	3,191
Proceeds from significant disposals	—	—	2,732	—	2,732
Change in federal funds sold and resales	—	(2,623)	(3,493)	—	(6,116)
Changes in investments and advances—intercompany	(569)	(5,007)	5,576	—	—
Other investing activities	—	—	(607)	—	(607)
Net cash provided by (used in) investing activities of continuing operations	$(453)	$(7,630)	$11,208	$—	$3,125
Cash flows from financing activities of continuing operations
Dividends paid	$(744)	$—	$—	$—	$(744)
Treasury stock acquired	(1,858)	—	—	—	(1,858)
Proceeds (repayments) from issuance of long-term debt, net	(1,454)	5,175	(4,003)	—	(282)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(12,506)	12,506	—	—
Change in deposits	—	—	20,584	—	20,584
Change in federal funds purchased and repos	—	1,266	5,143	—	6,409
Change in short-term borrowings	—	605	(5,179)	—	(4,574)
Net change in short-term borrowings and other advances—intercompany	(14,901)	8,938	5,963	—	—
Other financing activities	(397)	—	—	—	(397)
Net cash provided by (used in) financing activities of continuing operations	$(19,354)	$3,478	$35,014	$—	$19,138
Effect of exchange rate changes on cash and due from banks	$—	$—	$340	$—	$340
Change in cash and due from banks	$(20,459)	$(7,556)	$47,566	$—	$19,551
Cash and due from banks at beginning of period	20,811	25,118	114,565	—	160,494
Cash and due from banks at end of period	$352	$17,562	$162,131	$—	$180,045
Cash and due from banks	$352	$3,647	$18,273	$—	$22,272
Deposits with banks	—	13,915	143,858	—	157,773
Cash, due from banks and deposits with banks at end of period	$352	$17,562	$162,131	$—	$180,045
Supplemental disclosure of cash flow information for continuing operations
Cash paid (refund) during the year for income taxes	$(139)	$64	$988	$—	$913
Cash paid during the year for interest	1,153	822	1,275	—	3,250
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$2,800	$—	$2,800
Transfers to OREO and other repossessed assets	—	—	30	—	30

UNREGISTERED SALES OF EQUITY SECURITIES, PURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
January 2018
Open market repurchases(1)	7.9	$76.87	$4,018
Employee transactions(2)	—	—	N/A
February 2018
Open market repurchases(1)	13.2	75.63	3,022
Employee transactions(2)	0.4	76.71	N/A
March 2018
Open market repurchases(1)	9.2	72.72	2,350
Employee transactions(2)	—	—	N/A
Total for 1Q18 and remaining program balance as of March 31, 2018	30.7	$75.09	$2,350

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

(2)
Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted where shares are withheld to satisfy tax requirements.

N/A Not applicable

Dividends
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on regulatory approval, including an annual regulatory review of the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. For additional information regarding Citi’s capital planning and stress testing, see “Capital Resources—Current Regulatory Capital Standards” and “Regulatory Capital Standards Developments” above and “Risk Factors—Strategic Risks” and “Stress Testing Component of Capital Planning” in Citi’s 2017 Annual Report on Form 10-K. Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations to its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the
Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2018.

CITIGROUP INC.
(Registrant)

By    /s/ John C. Gerspach
John C. Gerspach
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Raja J. Akram
Raja J. Akram
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

101.01+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018, filed on May 1, 2018, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

+ Filed herewith.