Form 10-Q
period 2018-09-30
CITIGROUP INC
filed 2018-10-30
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Commission file number 1-9924
Citigroup Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1568099 (I.R.S. Employer Identification No.)
388 Greenwich Street, New York, NY (Address of principal executive offices)	10013 (Zip code)
(212) 559-1000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on September 30, 2018: 2,442,136,813

Available on the web at www.citigroup.com

CITIGROUP’S THIRD QUARTER 2018—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K) and Citigroup’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 (First Quarter of 2018 Form 10-Q) and June 30, 2018 (Second Quarter of 2018 Form 10-Q).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Third Quarter of 2018—Solid Operating Results and Continued Momentum
As described further throughout this Executive Summary, Citi reported solid operating results in the third quarter of 2018, reflecting continued momentum across businesses and geographies, including in many of the areas where Citi has been making ongoing investments.
During the third quarter of 2018, Citi had solid revenue growth across treasury and trade solutions, fixed income markets, securities services and the private bank in the Institutional Clients Group (ICG) and in international Global Consumer Banking (GCB), with particular strength in Latin America GCB. Results in the current quarter and prior-year period also reflected the impact of gains on sale of businesses in ICG and Latin America GCB (see “Citigroup” below). During the quarter, Citi continued to demonstrate expense and credit discipline, resulting in positive operating leverage and an improvement in pretax earnings. Citi also had broad-based loan growth in GCB and ICG, as well as deposit growth.
In addition, Citi continued to return capital to its shareholders. In the quarter, Citi returned $6.4 billion in the form of common stock repurchases and dividends. Citi repurchased approximately 75 million common shares during the quarter and over 200 million over the last 12 months, resulting in an 8% reduction in outstanding common shares from the prior-year period. Despite the continued progress in returning capital to shareholders during the quarter, each of Citi’s key regulatory capital metrics remained strong (see “Capital” below).
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

Third Quarter of 2018 Summary Results

Citigroup
Citigroup reported net income of $4.6 billion, or $1.73 per share, compared to net income of $4.1 billion, or $1.42 per share, in the prior-year period. The 12% increase in net income was primarily driven by a lower effective tax rate due to the impact of the Tax Cuts and Jobs Act (Tax Reform), and also reflected lower expenses and lower cost of credit. Earnings per share increased 22% due to the growth in net income and the 8% reduction in average shares outstanding driven by the common stock repurchases.

Citigroup revenues of $18.4 billion in the third quarter of 2018 were largely unchanged from the prior-year period, primarily reflecting the net impact of a gain on sale (approximately $580 million) of a fixed income analytics business in ICG in the prior-year period and a gain on sale (approximately $250 million) of an asset management business in Latin America GCB in the current quarter as well as the impact of foreign currency translation (which increased reported revenues in the prior-year period by $335 million). Excluding the gains on sale as well as the impact of foreign currency translation in U.S. dollars for reporting purposes (FX translation), revenues increased 4%, driven by growth in ICG (Citi’s results of operations excluding the gains on sale as well as the impact of FX translation are non-GAAP financial measures).
Citigroup’s end-of-period loans increased 3% to $675 billion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s end-of-period loans grew 4%, as 6% aggregate growth in GCB and ICG was partially offset by the continued wind-down of legacy assets in Corporate/Other. Citigroup’s end-of-period deposits increased 4% to $1.0 trillion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s deposits increased 5%, primarily driven by 8% growth in ICG deposits.

Expenses
Citigroup operating expenses of $10.3 billion decreased 1% versus the prior-year period, as the impact of higher volume-related expenses and ongoing investments was more than offset by efficiency savings and the wind-down of legacy assets. Year-over-year, GCB operating expenses were up 5% and ICG operating expenses increased 1%, while Corporate/Other operating expenses declined 44%, all versus the prior-year period.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $2.0 billion decreased 1% from the prior-year period. The decrease was primarily driven by lower net loan loss reserve builds in both Citi retail services and Citi-branded cards in North America GCB, partially offset by a net loan loss reserve build in ICG, driven by volume growth.
Net credit losses of $1.8 billion declined 1% versus the prior-year period. Consumer net credit losses of $1.7 billion were largely unchanged from the prior-year period. Corporate net credit losses decreased from $43 million in the prior-year period to $30 million.
For additional information on Citi’s consumer and corporate credit costs and allowance for loan losses, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital and Tier 1 Capital ratios, on a fully implemented basis, were 11.7% and 13.4% as of September 30, 2018, respectively, compared to

13.0% and 14.6% as of September 30, 2017, both based on the Basel III Standardized Approach for determining risk-weighted assets. The decline in regulatory capital ratios reflected the return of capital to common shareholders, the previously disclosed approximate $6 billion reduction in CET1 Capital in the fourth quarter of 2017 due to the impact of Tax Reform as well as an increase in risk-weighted assets, partially offset by net income. Citigroup’s Supplementary Leverage ratio as of September 30, 2018, on a fully implemented basis, was 6.5%, compared to 7.1% as of September 30, 2017. For additional information on Citi’s capital ratios and related components, including the impact of Tax Reform on its capital ratios, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $1.6 billion increased 34%, driven primarily by lower cost of credit and a lower effective tax rate, as well as the gain on sale in Latin America GCB, partially offset by higher expenses. Operating expenses were $4.7 billion, up 5%, or 6% excluding the impact of FX translation, driven by the timing of investment spending versus the prior-year period.
GCB revenues of $8.7 billion increased 2% versus the prior-year period, and 3% excluding the impact of FX translation, driven primarily by strength in Latin America GCB as well as the gain on sale. North America GCB revenues decreased 1% to $5.1 billion, as higher revenues in Citi retail services were more than offset by lower revenues in Citi-branded cards and retail banking. Citi-branded cards revenues of $2.1 billion were down 3% versus the prior-year period, as growth in interest-earning balances was more than offset by the impact of the previously disclosed Hilton portfolio sale as well as previously disclosed partnership terms. Citi retail services revenues of $1.7 billion increased 2% versus the prior-year period, primarily reflecting organic loan growth and the benefit of the L.L.Bean portfolio acquisition, partially offset by higher partner payments. Retail banking revenues decreased 3% from the prior-year period to $1.3 billion. Excluding mortgage revenues, retail banking revenues of $1.2 billion were up 1% from the prior-year period, driven by continued growth in deposit margins and investments, largely offset by lower episodic transaction activity in commercial banking.
North America GCB average deposits of $180 billion decreased 2% year-over-year, primarily driven by a reduction in money market balances, as clients transferred money to investments. North America GCB average retail loans of $56 billion grew 1% year-over-year and assets under management of $64 billion grew 9%. Average Citi-branded card loans of $88 billion increased 3%, while Citi-branded card purchase sales of $87 billion increased 9% versus the prior-year period. Average Citi retail services loans of $49 billion increased 7% versus the prior-year period, while Citi retail services purchase sales of $22 billion were up 11%. For additional information on the results of operations of North America GCB for the third quarter of 2018, see “Global Consumer Banking—North America GCB” below.

International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) increased 8%, versus the prior-year period to $3.5 billion. Excluding the impact of FX translation, international GCB revenues increased 11% versus the prior-year period. On this basis, Latin America GCB revenues increased 26% versus the prior-year period, including the gain on sale. Excluding the gain on sale, Latin America GCB revenues increased 8%, driven by continued volume growth across commercial, mortgage and card loans as well as deposits. Asia GCB revenues increased 1%, as continued growth in deposit, cards and insurance revenues was largely offset by lower investment revenues due to weaker market sentiment. For additional information on the results of operations of Latin America GCB and Asia GCB for the third quarter of 2018, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, international GCB average deposits of $127 billion increased 5%, average retail loans of $90 billion increased 4%, assets under management of $105 billion increased 8%, average card loans of $24 billion increased 2% and card purchase sales of $26 billion increased 7%, all excluding the impact of FX translation.

Institutional Clients Group
ICG net income of $3.1 billion increased 2%, driven primarily by the lower effective tax rate, which more than offset the lower revenues as well as the higher cost of credit and operating expenses. ICG operating expenses increased 1% to $5.2 billion, driven by an increase in compensation costs, volume-related expenses and investments, partially offset by efficiency savings.
ICG revenues were $9.2 billion in the third quarter of 2018, down 2% from the prior-year period, as a 1% increase in Banking revenues was more than offset by a 5% decrease in Markets and securities services, reflecting the impact of the gain on sale in the prior-year period. Excluding the gain on sale in the prior-year period, revenues increased 4%, driven by growth in both Markets and securities services (up 8%) and Banking (up 1%). The increase in Banking revenues included the impact of $106 million of losses on loan hedges within corporate lending, compared to losses of $48 million in the prior-year period.
Banking revenues of $4.9 billion (excluding the impact of losses on loan hedges within corporate lending) increased 2%, driven by solid growth in treasury and trade solutions, private bank and corporate lending, partially offset by lower revenues in investment banking. Investment banking revenues of $1.2 billion decreased 8% versus the prior-year period, as growth in advisory was more than offset by a decline in both debt and equity underwriting, reflecting lower market activity. Advisory revenues increased 9% to $262 million, equity underwriting revenues decreased 17% to $259 million and debt underwriting revenues decreased 9% to $660 million, all versus the prior-year period.
Treasury and trade solutions revenues of $2.3 billion increased 4% versus the prior-year period, and 8% excluding the impact of FX translation, reflecting continued growth in transaction volumes, loans and deposits. Private bank revenues increased 7% to $849 million versus the prior-year period, driven by growth in loans and investments, as well as improved deposit spreads. Corporate lending revenues were largely unchanged at $457 million. Excluding the impact of losses on loan hedges, corporate lending revenues increased 11% versus the prior-year period, primarily driven by loan growth and lower hedging costs.
Markets and securities services revenues of $4.5 billion decreased 5% from the prior-year period. Excluding the gain on sale, Markets and securities services increased 8%, driven by revenue growth in both fixed income and equity markets as well as securities services. Fixed income markets revenues of $3.2 billion increased 9% from the prior-year period, with contributions from both rates and currencies as well as spread products. Equity markets revenues of $792 million increased 1% from the prior-year period, as strength in prime finance and derivatives was largely offset by lower revenues in cash equities, reflecting a more challenging trading environment and lower commissions. Securities services revenues of $672 million increased 11%, and 15% excluding the impact of FX translation, driven by continued growth in client volumes and higher net interest revenue. For additional information on the results of operations of ICG for the third quarter of 2018, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net loss was $67 million in the third quarter of 2018, compared to a net loss of $83 million in the prior-year period. Operating expenses of $459 million declined 44% from the prior-year period, largely reflecting the wind-down of legacy assets as well as lower infrastructure costs.
Corporate/Other revenues were $494 million, down 5% from the prior-year period, primarily reflecting the continued wind-down of legacy assets.
For additional information on the results of operations of Corporate/Other for the third quarter of 2018, see “Corporate/Other” below.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per-share amounts and ratios	2018	2017	% Change	2018	2017	% Change
Net interest revenue	$11,802	$11,535	2%	$34,639	$33,748	3%
Non-interest revenue	6,587	6,884	(4)	21,091	21,192	—
Revenues, net of interest expense	$18,389	$18,419	—%	$55,730	$54,940	1%
Operating expenses	10,311	10,417	(1)	31,948	31,900	—
Provisions for credit losses and for benefits and claims	1,974	1,999	(1)	5,643	5,378	5
Income from continuing operations before income taxes	$6,104	$6,003	2%	$18,139	$17,662	3%
Income taxes(1)	1,471	1,866	(21)	4,356	5,524	(21)
Income from continuing operations	$4,633	$4,137	12%	$13,783	$12,138	14%
Income (loss) from discontinued operations, net of taxes(2)	(8)	(5)	(60)	—	(2)	100
Net income before attribution of noncontrolling interests	$4,625	$4,132	12%	$13,783	$12,136	14%
Net income attributable to noncontrolling interests	3	(1)	NM	51	41	24
Citigroup’s net income	$4,622	$4,133	12%	$13,732	$12,095	14%
Less:
Preferred dividends—Basic	$270	$272	(1)%	$860	$893	(4)%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	51	53	(4)	151	156	(3)
Income allocated to unrestricted common shareholders for basic and diluted EPS	$4,301	$3,808	13%	$12,721	$11,046	15%
Earnings per share
Basic
Income from continuing operations	$1.74	$1.42	23%	$5.04	$4.05	24%
Net income	1.73	1.42	22	5.04	4.05	24
Diluted
Income from continuing operations	$1.74	$1.42	23%	$5.04	$4.05	24%
Net income	1.73	1.42	22	5.04	4.05	24
Dividends declared per common share	0.45	0.32	41	1.09	0.64	70

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per-share amounts, ratios and direct staff	2018	2017	% Change	2018	2017	% Change
At September 30:
Total assets	$1,925,165	$1,889,133	2%
Total deposits	1,005,176	964,038	4
Long-term debt	235,270	232,673	1
Citigroup common stockholders’ equity(1)	177,969	208,381	(15)
Total Citigroup stockholders’ equity(1)	197,004	227,634	(13)
Direct staff (in thousands)	206	213	(3)
Performance metrics
Return on average assets	0.95%	0.87%		0.96%	0.87%
Return on average common stockholders’ equity(1)(3)	9.6	7.3		9.5	7.2
Return on average total stockholders’ equity(1)(3)	9.2	7.2		9.2	7.1
Efficiency ratio (total operating expenses/total revenues)	56.1	56.6		57.3	58.1
Basel III ratios—full implementation(1)(4)
Common Equity Tier 1 Capital(5)	11.73%	12.98%
Tier 1 Capital(5)	13.36	14.61
Total Capital(5)	15.98	16.95
Supplementary Leverage ratio	6.50	7.11
Citigroup common stockholders’ equity to assets(1)	9.24%	11.03%
Total Citigroup stockholders’ equity to assets(1)	10.23	12.05
Dividend payout ratio(6)	26.0	22.5		21.6%	15.8%
Total payout ratio(7)	147.0	164.6		98.1	96.5
Book value per common share(1)	$72.88	$78.81	(8)%
Tangible book value (TBV) per share(1)(8)	61.91	68.55	(10)

(1)
The third quarter and nine months of 2018 reflect the impact of Tax Reform. For additional information on Tax Reform, including the impact on Citi’s fourth quarter and full-year 2017 results, see Citi’s 2017 Annual Report on Form 10-K.

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

(4)
Citi’s risk-based capital and leverage ratios as of September 30, 2017 are non-GAAP financial measures, which reflect full implementation of regulatory capital adjustments and deductions prior to the effective date of January 1, 2018.

(5)
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

(8)	For information on TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity” below.
NM Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	Third Quarter			Nine Months
In millions of dollars	2018	2017	% Change	2018	2017	% Change
Income from continuing operations
Global Consumer Banking
North America	$850	$642	32%	$2,407	$1,913	26%
Latin America	334	169	98	717	445	61
Asia(1)	383	359	7	1,116	938	19
Total	$1,567	$1,170	34%	$4,240	$3,296	29%
Institutional Clients Group
North America	$870	$1,298	(33)%	$2,755	$3,463	(20)%
EMEA	972	753	29	3,072	2,401	28
Latin America	541	388	39	1,546	1,211	28
Asia	734	623	18	2,310	1,778	30
Total	$3,117	$3,062	2%	$9,683	$8,853	9%
Corporate/Other	(51)	(95)	46	(140)	(11)	NM
Income from continuing operations	$4,633	$4,137	12%	$13,783	$12,138	14%
Discontinued operations	$(8)	$(5)	(60)%	$—	$(2)	100%
Net income attributable to noncontrolling interests	3	(1)	NM	51	41	24
Citigroup’s net income	$4,622	$4,133	12%	$13,732	$12,095	14%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	Third Quarter			Nine Months
In millions of dollars	2018	2017	% Change	2018	2017	% Change
Global Consumer Banking
North America	$5,129	$5,197	(1)%	$15,290	$15,088	1%
Latin America	1,670	1,388	20	4,398	3,863	14
Asia(1)	1,855	1,885	(2)	5,649	5,438	4
Total	$8,654	$8,470	2%	$25,337	$24,389	4%
Institutional Clients Group
North America	$3,329	$3,709	(10)%	$10,105	$10,877	(7)%
EMEA	2,927	2,703	8	9,137	8,438	8
Latin America	1,055	1,099	(4)	3,427	3,354	2
Asia	1,930	1,919	1	6,111	5,501	11
Total	$9,241	$9,430	(2)%	$28,780	$28,170	2%
Corporate/Other	494	519	(5)	1,613	2,381	(32)
Total Citigroup net revenues	$18,389	$18,419	—%	$55,730	$54,940	1%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$10,034	$66,084	$123,168	$—	$199,286
Federal funds sold and securities borrowed and purchased under agreements to resell	157	280,556	228	—	280,941
Trading account assets	754	249,904	6,844	—	257,502
Investments	1,271	108,942	235,300	—	345,513
Loans, net of unearned income and allowance for loan losses	299,493	347,050	16,030	—	662,573
Other assets	37,605	105,200	36,545	—	179,350
Net inter-segment liquid assets(4)	77,370	246,754	(324,124)	—	—
Total assets	$426,684	$1,404,490	$93,991	$—	$1,925,165
Liabilities and equity
Total deposits	$310,689	$684,623	$9,864	$—	$1,005,176
Federal funds purchased and securities loaned and sold under agreements to repurchase	3,054	172,851	10	—	175,915
Trading account liabilities	141	147,115	396	—	147,652
Short-term borrowings	473	22,798	10,499	—	33,770
Long-term debt(3)	1,831	41,351	43,905	148,183	235,270
Other liabilities	19,613	94,913	14,993	—	129,519
Net inter-segment funding (lending)(3)	90,883	240,839	13,465	(345,187)	—
Total liabilities	$426,684	$1,404,490	$93,132	$(197,004)	$1,727,302
Total stockholders’ equity(5)	—	—	859	197,004	197,863
Total liabilities and equity	$426,684	$1,404,490	$93,991	$—	$1,925,165

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of September 30, 2018. The respective segment information depicts the assets and liabilities managed by each segment as of such date.

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

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above and “Managing Global Risk—Consumer Credit” below). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,417 branches in 19 countries and jurisdictions as of September 30, 2018. At September 30, 2018, GCB had approximately $427 billion in assets and $311 billion in deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets (including commercial banking), Citi serves customers in a somewhat broader set of segments and geographies.

	Third Quarter			Nine Months
In millions of dollars except as otherwise noted	2018	2017	% Change	2018	2017	% Change
Net interest revenue	$7,236	$7,071	2%	$21,235	$20,410	4%
Non-interest revenue	1,418	1,399	1	4,102	3,979	3
Total revenues, net of interest expense	$8,654	$8,470	2%	$25,337	$24,389	4%
Total operating expenses	$4,661	$4,452	5%	$13,997	$13,440	4%
Net credit losses	$1,714	$1,704	1%	$5,176	$4,922	5%
Credit reserve build (release)	186	486	(62)	484	788	(39)
Provision (release) for unfunded lending commitments	6	(5)	NM	8	—	NM
Provision for benefits and claims	27	28	(4)	75	80	(6)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$1,933	$2,213	(13)%	$5,743	$5,790	(1)%
Income from continuing operations before taxes	$2,060	$1,805	14%	$5,597	$5,159	8%
Income taxes	493	635	(22)	1,357	1,863	(27)
Income from continuing operations	$1,567	$1,170	34%	$4,240	$3,296	29%
Noncontrolling interests	1	2	(50)	4	7	(43)
Net income	$1,566	$1,168	34%	$4,236	$3,289	29%
Balance Sheet data (in billions of dollars)
Total EOP assets	$427	$419	2%
Average assets	424	421	1	$421	$415	1%
Return on average assets	1.47%	1.10%		1.35%	1.06%
Efficiency ratio	54	53		55	55
Average deposits	$307	$308	—	$307	$306	—
Net credit losses as a percentage of average loans	2.22%	2.26%		2.27%	2.24%
Revenue by business
Retail banking	$3,717	$3,521	6%	$10,677	$10,024	7%
Cards(1)	4,937	4,949	—	14,660	14,365	2
Total	$8,654	$8,470	2%	$25,337	$24,389	4%
Income from continuing operations by business
Retail banking	$666	$546	22%	$1,770	$1,298	36%
Cards(1)	901	624	44	2,470	1,998	24
Total	$1,567	$1,170	34%	$4,240	$3,296	29%
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$8,654	$8,470	2%	$25,337	$24,389	4%
Impact of FX translation(2)	—	(106)		—	(11)
Total revenues—ex-FX(3)	$8,654	$8,364	3%	$25,337	$24,378	4%
Total operating expenses—as reported	$4,661	$4,452	5%	$13,997	$13,440	4%
Impact of FX translation(2)	—	(53)		—	15
Total operating expenses—ex-FX(3)	$4,661	$4,399	6%	$13,997	$13,455	4%
Total provisions for LLR & PBC—as reported	$1,933	$2,213	(13)%	$5,743	$5,790	(1)%
Impact of FX translation(2)	—	(23)		—	(12)
Total provisions for LLR & PBC—ex-FX(3)	$1,933	$2,190	(12)%	$5,743	$5,778	(1)%
Net income—as reported	$1,566	$1,168	34%	$4,236	$3,289	29%
Impact of FX translation(2)	—	(18)		—	(9)
Net income—ex-FX(3)	$1,566	$1,150	36%	$4,236	$3,280	29%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the third quarter of 2018 and year-to-date 2018 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
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
As of September 30, 2018, North America GCB’s 692 retail bank branches are concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of September 30, 2018, North America GCB had approximately 9.0 million retail banking customer accounts, $56.3 billion in retail banking loans and $181.9 billion in deposits. In addition, North America GCB had approximately 120.2 million Citi-branded and Citi retail services credit card accounts with $137.8 billion in outstanding card loan balances, including the newly acquired $1.5 billion L.L.Bean portfolio.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2018	2017	% Change	2018	2017	% Change
Net interest revenue	$4,984	$4,825	3%	$14,514	$14,074	3%
Non-interest revenue	145	372	(61)	776	1,014	(23)
Total revenues, net of interest expense	$5,129	$5,197	(1)%	$15,290	$15,088	1%
Total operating expenses	$2,668	$2,482	7%	$7,979	$7,677	4%
Net credit losses	$1,242	$1,239	—%	$3,816	$3,610	6%
Credit reserve build (release)	116	463	(75)	354	716	(51)
Provision (release) for unfunded lending commitments	5	(3)	NM	3	6	(50)
Provision for benefits and claims	5	9	(44)	16	23	(30)
Provisions for credit losses and for benefits and claims	$1,368	$1,708	(20)%	$4,189	$4,355	(4)%
Income from continuing operations before taxes	$1,093	$1,007	9%	$3,122	$3,056	2%
Income taxes	243	365	(33)	715	1,143	(37)
Income from continuing operations	$850	$642	32%	$2,407	$1,913	26%
Noncontrolling interests	—	—	—	—	—	—
Net income	$850	$642	32%	$2,407	$1,913	26%
Balance Sheet data (in billions of dollars)
Average assets	$249	$250	—%	$247	$246	—%
Return on average assets	1.35%	1.02%		1.30%	1.04%
Efficiency ratio	52	48		52	51
Average deposits	$180.2	$184.1	(2)	$180.3	$184.6	(2)
Net credit losses as a percentage of average loans	2.56%	2.63%		2.68%	2.62%
Revenue by business
Retail banking	$1,329	$1,366	(3)%	$3,984	$3,916	2%
Citi-branded cards	2,108	2,178	(3)	6,402	6,353	1
Citi retail services	1,692	1,653	2	4,904	4,819	2
Total	$5,129	$5,197	(1)%	$15,290	$15,088	1%
Income from continuing operations by business
Retail banking	$131	$169	(22)%	$432	$371	16%
Citi-branded cards	375	342	10	1,109	890	25
Citi retail services	344	131	NM	866	652	33
Total	$850	$642	32%	$2,407	$1,913	26%

NM Not meaningful

3Q18 vs. 3Q17
Net income increased 32%, due to lower cost of credit and a lower effective tax rate due to the impact of Tax Reform, partially offset by lower revenues and higher expenses.
Revenues decreased 1%, as higher revenues in Citi retail services were more than offset by lower revenues in Citi-branded cards and retail banking.
Retail banking revenues decreased 3%. Excluding mortgage revenues (decline of 28%), retail banking revenues were up 1%, driven by continued growth in deposit margins and investments, largely offset by lower episodic transaction activity in commercial banking as well as increasing rate sensitivity. Average deposits decreased 2% year-over-year, primarily driven by a reduction in money market balances, as clients transferred money to investments. Assets under management were up 9%. The decline in mortgage revenues was driven by lower origination activity and higher cost of funds, reflecting the higher interest rate environment.
Cards revenues decreased 1%. In Citi-branded cards, revenues decreased 3%, as growth in interest-earning balances was more than offset by the impact of the Hilton portfolio sale as well as previously disclosed partnership terms that went into effect earlier in 2018. Average loans increased 3% and purchase sales increased 9%.
Citi retail services revenues increased 2%, primarily reflecting organic loan growth and the benefit of the L.L.Bean portfolio acquisition, partially offset by higher partner payments. Average loans increased 7% and purchase sales increased 11%.
Expenses increased 7%, driven by volume growth and
the timing of investment spending versus the prior-year period.
Provisions decreased 20% from the prior-year period, driven by a lower net loan loss reserve build. The net loan loss reserve build in the current quarter was $121 million, primarily due to volume growth in both cards portfolios. This compares to a build of $460 million in the prior-year period, which included $300 million related to an increase in net flow rates in the later delinquency buckets in Citi retail services and a slight increase in delinquencies for the Citi-branded cards portfolio.
Net credit losses were largely unchanged at $1.2 billion, driven by higher net credit losses in Citi-branded cards (up 5% to $644 million) and Citi retail services (up 5% to $566 million), offset by a $56 million decrease in retail banking, driven by episodic charge-offs in the commercial portfolio in the prior-year period. The increase in the cards net credit losses primarily reflected volume growth and seasoning in both portfolios.
For additional information on North America GCB’s retail banking, including commercial banking, and its Citi-branded cards and Citi retail services portfolios, see “Credit Risk—Consumer Credit” below.
As part of its Citi retail services business, Citi issues co-brand and private label credit card products with Sears. As has been widely reported, on October 15, 2018, Sears filed for Chapter 11 bankruptcy protection that includes, among other things, plans to close additional stores. The impact to Citi retail services, including on revenues due to reduced new account acquisitions or lower purchase sales, will depend, among other things, on the magnitude and timing of the Sears store closures. Citi retail services could also incur additional costs related to customer communications, including to support spending activity on the predominantly general-purpose MasterCard portfolio. Citi does not currently expect the Chapter 11 filing to have an immediate or ongoing material impact on its consolidated results. For additional information, see “Forward-Looking Statements” below and “Risk-Factors—Strategic Risks” in Citi’s 2017 Annual Report on Form 10-K.
2018 YTD vs. 2017 YTD
Net income increased 26%, driven by higher revenues, a lower effective tax rate due to the impact of Tax Reform and lower cost of credit, partially offset by higher expenses.
Revenues increased 1%, reflecting higher revenues across retail banking, Citi retail services and Citi-branded cards. Retail banking revenues increased 2%. Excluding mortgage revenues (decline of 24%), retail banking revenues increased 6%, driven by growth in deposit margins and investments. Cards revenues increased 1%. In Citi-branded cards, revenues increased 1% driven by the same factors described above, as well as the sale of the Hilton portfolio, which resulted in a gain of approximately $150 million in the first quarter of 2018. This gain was largely offset by the loss of operating revenues from the portfolio. Citi retail services revenues increased 2%, driven by the same factors described above.
Expenses increased 4%, driven by the same factors described above, partially offset by efficiency savings.
Provisions decreased 4%. Net credit losses increased 6%, driven by volume growth and seasoning in both cards portfolios. This increase was more than offset by a 51% decline in the net loan loss reserve build, driven by the same factors described above.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses in Mexico through Citibanamex, one of Mexico’s largest banks.
At September 30, 2018, Latin America GCB had 1,463 retail branches in Mexico, with approximately 29.1 million retail banking customer accounts, $21.0 billion in retail banking loans and $30.1 billion in deposits. In addition, the business had approximately 5.7 million Citi-branded card accounts with $5.8 billion in outstanding loan balances.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2018	2017	% Change	2018	2017
Net interest revenue	$1,042	$1,038	—%	$3,052	$2,853	7%
Non-interest revenue(1)	628	350	79	1,346	1,010	33
Total revenues, net of interest expense	$1,670	$1,388	20%	$4,398	$3,863	14%
Total operating expenses	$828	$779	6%	$2,369	$2,191	8%
Net credit losses	$307	$295	4%	$863	$825	5%
Credit reserve build	31	44	(30)	106	106	—
Provision (release) for unfunded lending commitments	—	(1)	100	1	(2)	NM
Provision for benefits and claims	22	19	16	59	57	4
Provisions for credit losses and for benefits and claims (LLR & PBC)	$360	$357	1%	$1,029	$986	4%
Income from continuing operations before taxes	$482	$252	91%	$1,000	$686	46%
Income taxes	148	83	78	283	241	17
Income from continuing operations	$334	$169	98%	$717	$445	61%
Noncontrolling interests	—	1	(100)	—	4	(100)
Net income	$334	$168	99%	$717	$441	63%
Balance Sheet data (in billions of dollars)
Average assets	$45	$47	(4)%	$44	$45	(2)%
Return on average assets	2.94%	1.42%		2.18%	1.31%
Efficiency ratio	50	56		54	57
Average deposits	$29.4	$28.8	2	$28.9	$27.3	6
Net credit losses as a percentage of average loans	4.63%	4.37%		4.44%	4.39%
Revenue by business
Retail banking	$1,265	$992	28%	$3,230	$2,781	16%
Citi-branded cards	405	396	2	1,168	1,082	8
Total	$1,670	$1,388	20%	$4,398	$3,863	14%
Income from continuing operations by business
Retail banking	$279	$129	NM	$572	$310	85%
Citi-branded cards	55	40	38%	145	135	7
Total	$334	$169	98%	$717	$445	61%

FX translation impact
Total revenues—as reported	$1,670	$1,388	20%	$4,398	$3,863	14%
Impact of FX translation(2)	—	(66)		—	(45)
Total revenues—ex-FX(3)	$1,670	$1,322	26%	$4,398	$3,818	15%
Total operating expenses—as reported	$828	$779	6%	$2,369	$2,191	8%
Impact of FX translation(2)	—	(31)		—	(21)
Total operating expenses—ex-FX(3)	$828	$748	11%	$2,369	$2,170	9%
Provisions for LLR & PBC—as reported	$360	$357	1%	$1,029	$986	4%
Impact of FX translation(2)	—	(17)		—	(12)
Provisions for LLR & PBC—ex-FX(3)	$360	$340	6%	$1,029	$974	6%
Net income—as reported	$334	$168	99%	$717	$441	63%
Impact of FX translation(2)	—	(11)		—	(9)
Net income—ex-FX(3)	$334	$157	NM	$717	$432	66%

(1)	Third quarter of 2018 includes an approximate $250 million gain on the sale of an asset management business. See Note 2 to the Consolidated Financial Statements.

(2)	Reflects the impact of FX translation into U.S. dollars at the third quarter of 2018 and year-to-date 2018 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

3Q18 vs. 3Q17
Net income increased $177 million to $334 million, reflecting higher revenues and a lower effective tax rate as a result of Tax Reform, partially offset by higher expenses and cost of credit.
Revenues increased 26%, including the gain on sale of an asset management business (approximately $250 million). For additional information, see Note 2 to the Consolidated Financial Statements. Excluding the gain on sale, revenues were up 8%, driven by increases in both retail banking and cards.
Retail banking revenues increased 34%. Excluding the gain on sale, retail banking revenues increased 8%, driven by continued growth across commercial and mortgage loans and deposits, as well as improved deposit spreads due to higher interest rates. Average loans grew 4%, average deposits grew 8% and assets under management grew 5%. Cards revenues increased 7%, due to continued volume growth, reflecting higher purchase sales (up 14%) and full-rate revolving loans. Average cards loans grew 6%.
Expenses increased 11%, driven by volume growth, ongoing investment spending and higher repositioning charges, partially offset by efficiency savings.
Provisions increased 6%, as higher net credit losses were partially offset by a lower net loan loss reserve build. The net credit loss increase primarily reflected an episodic commercial charge-off that was fully offset by a related loan loss reserve release.
For additional information on Latin America GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

2018 YTD vs. 2017 YTD
Year-to-date, Latin America GCB has experienced similar trends to those described above. Net income increased 66%, driven by the same factors described above.
Revenues increased 15%, including the gain on sale in the third quarter of 2018. Excluding the gain on sale, revenues increased 9%, reflecting higher revenues in both retail banking and cards. Retail banking revenues increased 8%, driven by the same factors described above. Cards revenues increased 9%, driven by the same factors described above.
Expenses increased 9%, driven by the same factors described above.
Provisions increased 6%, driven by higher net credit losses and a higher net loan loss reserve build, primarily due to volume growth and seasoning in cards. The increase in net credit losses also reflected the episodic commercial charge-off that was fully offset by a related loan loss reserve release.

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses, as applicable. During the third quarter of 2018, Asia GCB’s most significant revenues in Asia were from Singapore, Hong Kong, Korea, India, Australia, Taiwan, Thailand, Philippines, Indonesia and Malaysia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily Poland, Russia and the United Arab Emirates.
At September 30, 2018, on a combined basis, the businesses had 262 retail branches, approximately 15.9 million retail banking customer accounts, $69.5 billion in retail banking loans and $98.7 billion in deposits. In addition, the businesses had approximately 15.4 million Citi-branded card accounts with $18.6 billion in outstanding loan balances.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted (1)	2018	2017	% Change	2018	2017
Net interest revenue	$1,210	$1,208	—%	$3,669	$3,483	5%
Non-interest revenue	645	677	(5)	1,980	1,955	1
Total revenues, net of interest expense	$1,855	$1,885	(2)%	$5,649	$5,438	4%
Total operating expenses	$1,165	$1,191	(2)%	$3,649	$3,572	2%
Net credit losses	$165	$170	(3)%	$497	$487	2%
Credit reserve build (release)	39	(21)	NM	24	(34)	NM
Provision (release) for unfunded lending commitments	1	(1)	NM	4	(4)	NM
Provisions for credit losses	$205	$148	39%	$525	$449	17%
Income from continuing operations before taxes	$485	$546	(11)%	$1,475	$1,417	4%
Income taxes	102	187	(45)	359	479	(25)
Income from continuing operations	$383	$359	7%	$1,116	$938	19%
Noncontrolling interests	1	1	—	4	3	33
Net income	$382	$358	7%	$1,112	$935	19%
Balance Sheet data (in billions of dollars)
Average assets	$130	$124	5%	$130	$124	5%
Return on average assets	1.17%	1.15%		1.14%	1.01%
Efficiency ratio	63	63		65	66
Average deposits	$97.6	$95.2	3	$98.1	$94.1	4
Net credit losses as a percentage of average loans	0.75%	0.78%		0.75%	0.77%
Revenue by business
Retail banking	$1,123	$1,163	(3)%	$3,463	$3,327	4%
Citi-branded cards	732	722	1	2,186	2,111	4
Total	$1,855	$1,885	(2)%	$5,649	$5,438	4%
Income from continuing operations by business
Retail banking	$256	$248	3%	$766	$617	24%
Citi-branded cards	127	111	14	350	321	9
Total	$383	$359	7%	$1,116	$938	19%

FX translation impact
Total revenues—as reported	$1,855	$1,885	(2)%	$5,649	$5,438	4%
Impact of FX translation(2)	—	(40)		—	34
Total revenues—ex-FX(3)	$1,855	$1,845	1%	$5,649	$5,472	3%
Total operating expenses—as reported	$1,165	$1,191	(2)%	$3,649	$3,572	2%
Impact of FX translation(2)	—	(22)		—	36
Total operating expenses—ex-FX(3)	$1,165	$1,169	—%	$3,649	$3,608	1%
Provisions for loan losses—as reported	$205	$148	39%	$525	$449	17%
Impact of FX translation(2)	—	(6)		—	—
Provisions for loan losses—ex-FX(3)	$205	$142	44%	$525	$449	17%
Net income—as reported	$382	$358	7%	$1,112	$935	19%
Impact of FX translation(2)	—	(7)		—	—
Net income—ex-FX(3)	$382	$351	9%	$1,112	$935	19%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the third quarter of 2018 and year-to-date 2018 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

3Q18 vs. 3Q17
Net income increased 9%, reflecting higher revenues and a lower effective tax rate as a result of Tax Reform, partially offset by higher cost of credit.
Revenues increased 1%, driven by higher cards revenues, partially offset by lower retail banking revenues.
Retail banking revenues decreased 2%, as continued growth in deposit and insurance revenues was more than offset by lower investment revenues due to weaker market sentiment. Investment sales decreased 22%, while assets under management grew 9% and average deposits increased 4%. Retail lending revenues declined 1%, as volume growth in personal and commercial loans was more than offset by lower mortgage revenues due to spread compression. Average loans grew 4%.
Cards revenues increased 4%, driven by continued growth in average loans (up 2%) and purchase sales (up 6%).
Expenses were largely unchanged, as volume-driven growth and ongoing investment spending were offset by efficiency savings.
Provisions increased 44%, primarily driven by a net loan loss reserve build compared to a net loan loss reserve release in the prior-year period. Overall credit quality continued to remain stable in the region.
For additional information on Asia GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

2018 YTD vs. 2017 YTD
Year-to-date, Asia GCB has experienced similar trends to
those described above. Net income increased 19%, due to higher revenues and the lower effective tax rate, partially offset by higher expenses and a higher cost of credit.
Revenues increased 3%, driven by continued momentum in retail banking and cards. Retail banking revenues increased 3%, driven by growth in deposits, partially offset by lower investment and mortgage revenues. Cards revenues were up 3%, driven by the same factors described above.
Expenses increased 1%, as volume-driven growth and ongoing investment spending were partially offset by efficiency savings.
Provisions were up 17%, primarily driven by a net loan loss reserve build compared to a release in the prior-year period and modestly higher net credit losses related to volume growth and seasoning.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 98 countries and jurisdictions. At September 30, 2018, ICG had approximately $1.4 trillion of assets and $685 billion of deposits, while two of its businesses—securities services and issuer services—managed approximately $18.0 trillion of assets under custody compared to $17.1 trillion at the end of the prior-year period.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2018	2017	% Change	2018	2017
Commissions and fees	$1,085	$1,100	(1)%	$3,425	$3,230	6%
Administration and other fiduciary fees	686	688	—	2,093	1,997	5
Investment banking	1,029	1,163	(12)	3,260	3,516	(7)
Principal transactions	2,447	1,827	34	7,689	6,709	15
Other(1)	(18)	704	NM	554	951	(42)
Total non-interest revenue	$5,229	$5,482	(5)%	$17,021	$16,403	4%
Net interest revenue (including dividends)	4,012	3,948	2	11,759	11,767	—
Total revenues, net of interest expense	$9,241	$9,430	(2)%	$28,780	$28,170	2%
Total operating expenses	$5,191	$5,138	1%	$16,152	$15,503	4%
Net credit losses	$23	$44	(48)%	$127	$140	(9)%
Credit reserve build (release)	7	(38)	NM	(136)	(229)	41
Provision (release) for unfunded lending commitments	41	(170)	NM	64	(193)	NM
Provisions for credit losses	$71	$(164)	NM	$55	$(282)	NM
Income from continuing operations before taxes	$3,979	$4,456	(11)%	$12,573	$12,949	(3)%
Income taxes	862	1,394	(38)	2,890	4,096	(29)
Income from continuing operations	$3,117	$3,062	2%	$9,683	$8,853	9%
Noncontrolling interests	(6)	14	NM	21	47	(55)
Net income	$3,123	$3,048	2%	$9,662	$8,806	10%
EOP assets (in billions of dollars)	$1,404	$1,370	2%
Average assets (in billions of dollars)	1,402	1,369	2	$1,399	$1,349	4%
Return on average assets	0.88%	0.88%		0.92%	0.87%
Efficiency ratio	56	54		56	55
Revenues by region
North America	$3,329	$3,709	(10)%	$10,105	$10,877	(7)%
EMEA	2,927	2,703	8	9,137	8,438	8
Latin America	1,055	1,099	(4)	3,427	3,354	2
Asia	1,930	1,919	1	6,111	5,501	11
Total	$9,241	$9,430	(2)%	$28,780	$28,170	2%
Income from continuing operations by region
North America	$870	$1,298	(33)%	$2,755	$3,463	(20)%
EMEA	972	753	29	3,072	2,401	28
Latin America	541	388	39	1,546	1,211	28
Asia	734	623	18	2,310	1,778	30
Total	$3,117	$3,062	2%	$9,683	$8,853	9%
Average loans by region (in billions of dollars)
North America	$166	$152	9%	$164	$149	10%
EMEA	82	71	15	80	68	18
Latin America	33	34	(3)	33	34	(3)
Asia	65	64	2	67	61	10
Total	$346	$321	8%	$344	$312	10%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$470	$428	10%
All other ICG businesses	215	212	1
Total	$685	$640	7%

(1)	Third quarter of 2017 includes an approximate $580 million gain on the sale of a fixed income analytics business.
NM Not meaningful

ICG Revenue Details—Excluding Gains (Losses) on Loan Hedges

	Third Quarter			Nine Months		% Change
In millions of dollars	2018	2017	% Change	2018	2017
Investment banking revenue details
Advisory	$262	$240	9%	$838	$807	4%
Equity underwriting	259	311	(17)	810	870	(7)
Debt underwriting	660	729	(9)	2,085	2,400	(13)
Total investment banking	$1,181	$1,280	(8)%	$3,733	$4,077	(8)%
Treasury and trade solutions	2,283	2,185	4	6,887	6,399	8
Corporate lending—excluding gains (losses) on loan hedges(1)	563	506	11	1,673	1,425	17
Private bank	849	790	7	2,601	2,332	12
Total banking revenues (ex-gains (losses) on loan hedges)	$4,876	$4,761	2%	$14,894	$14,233	5%
Corporate lending—gains (losses) on loan hedges(1)	$(106)	$(48)	NM	$(60)	$(154)	61%
Total banking revenues (including gains (losses) on loan hedges), net of interest expense	$4,770	$4,713	1%	$14,834	$14,079	5%
Fixed income markets	$3,199	$2,936	9%	$9,693	$9,888	(2)%
Equity markets	792	785	1	2,759	2,312	19
Securities services	672	608	11	1,978	1,754	13
Other(2)	(192)	388	NM	(484)	137	NM
Total markets and securities services revenues, net of interest expense	$4,471	$4,717	(5)%	$13,946	$14,091	(1)%
Total revenues, net of interest expense	$9,241	$9,430	(2)%	$28,780	$28,170	2%
Commissions and fees	$165	$171	(4)%	$523	$471	11%
Principal transactions(3)	2,020	1,592	27	6,312	5,887	7
Other	84	130	(35)	388	464	(16)
Total non-interest revenue	$2,269	$1,893	20%	$7,223	$6,822	6%
Net interest revenue	930	1,043	(11)	2,470	3,066	(19)
Total fixed income markets	$3,199	$2,936	9%	$9,693	$9,888	(2)%
Rates and currencies	$2,347	$2,189	7%	$7,052	$6,973	1%
Spread products/other fixed income	852	747	14	2,641	2,915	(9)
Total fixed income markets	$3,199	$2,936	9%	$9,693	$9,888	(2)%
Commissions and fees	$284	$309	(8)%	$953	$958	(1)%
Principal transactions(3)	284	211	35	922	399	NM
Other	(3)	(5)	40	97	(2)	NM
Total non-interest revenue	$565	$515	10%	$1,972	$1,355	46%
Net interest revenue	227	270	(16)	787	957	(18)
Total equity markets	$792	$785	1%	$2,759	$2,312	19%

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

(2)	Third quarter of 2017 includes an approximate $580 million gain on the sale of a fixed income analytics business.

(3)	Excludes principal transactions revenues of ICG businesses other than Markets, primarily treasury and trade solutions and the private bank.
NM Not meaningful

3Q18 vs. 3Q17
Net income increased 2%, driven primarily by a lower effective tax rate due to Tax Reform, which more than offset lower revenues, higher cost of credit and expenses.

•	Revenues decreased 2%, as a 1% increase in Banking revenues was more than offset by a 5% decrease in Markets and securities services, reflecting the impact of the approximate $580 million gain on sale of a fixed income analytics business in the prior-year period. Excluding the gain on sale in the prior-year period, revenues were up 4%, driven by higher revenues in both Banking and Markets and securities services. The increase in Banking revenues was driven by improved performance in treasury and trade solutions and the private bank, partially offset by a decline in investment banking. Excluding the gain on sale, Markets and securities services revenues increased 8%, driven by higher revenues in fixed income markets and securities services.

Within Banking:

•
Investment banking revenues declined 8%, driven by a drop in market wallet across all major products. Advisory revenues increased 9%, reflecting strong performance in North America. Equity underwriting revenues decreased 17%, driven by lower market wallet as well as a decline in market share. Debt underwriting revenues decreased 9%, due to the decline in market wallet despite gaining market share.

•
Treasury and trade solutions revenues increased 4%. Excluding the impact of FX translation, revenues increased 8%, reflecting strength in all regions. Revenue growth in the cash business was primarily driven by continued growth in deposit balances and improved deposit spreads, as well as higher transaction volumes from both new and existing clients. Trade revenues were largely unchanged, as loan growth was offset by the tightening of loan spreads and lower episodic fees. Average deposit balances increased 7% (8% excluding the impact of FX translation), with strong growth in deposits across all regions. Average loans increased 3% (4% excluding the impact of FX translation), driven by EMEA and Latin America.

•
Corporate lending revenues of $457 million were largely unchanged. Excluding the losses on loan hedges, revenues increased 11%, driven by lower hedging cost and higher loan volumes. Average loans increased 8% versus the prior-year period.

•	Private bank revenues increased 7%, driven by North America and EMEA, reflecting higher deposit spreads, an increase in loans and higher managed investments revenues due to strong client activity.

Within Markets and securities services:

•
Fixed income markets revenues increased 9%, driven by higher revenues in EMEA and North America. The increase in revenues was largely due to higher non-interest revenue (an increase of 20%) in rates and currencies as well as spread products and other fixed income, partially offset by lower net interest revenue, mainly reflecting a change in the mix of trading positions in support of client activity as well as higher funding costs, given the higher interest rate environment. The increase in non-interest revenues was driven by higher principal transaction revenues (increase of 27%), primarily in rates and currencies, reflecting higher client activity and facilitation gains.
Rates and currencies revenues increased 7%, driven by higher G10 rates and G10 FX revenues in all regions, reflecting strength in corporate client activity, as well as benefiting from a continuation of volatility in the FX markets.
Spread products and other fixed income revenues increased 14%, primarily due to a comparison to a weak prior-year period, particularly in North America and EMEA.

•
Equity markets revenues increased 1%, as growth in equity derivatives and prime finance was partially offset by lower cash equities revenues. Equity derivatives and prime finance revenues increased in EMEA, North America and Asia, driven by higher investor client activity and higher client balances. Cash equities revenues decreased across regions, reflecting a more challenging trading environment and lower commissions, as well as comparison to a strong prior-year period. Principal transactions revenues increased 35%, partially offset by a decrease in net interest revenue, mainly reflecting a change in the mix of trading positions in support of client activity.

•
Securities services revenues increased 11%. Excluding the impact of FX translation, revenues increased 15%, reflecting growth in all regions. The increase in revenues was driven by higher fee revenues, reflecting growth in both client volumes and assets under custody, as well as higher net interest revenue driven by higher deposit volume and higher interest rates.

Expenses increased 1%, driven by an increase in compensation costs, volume-related expenses and investments, partially offset by efficiency savings and a benefit from FX translation.
Provisions increased $235 million to $71 million, driven by higher provisions for unfunded lending commitments (up $211 million) and a higher net loan loss reserve build (up $45 million), partially offset by lower net credit losses (down $21 million). The increase in provisions was largely driven by volume-related reserve builds and an absence of a large release in the prior-year period.

2018 YTD vs. 2017 YTD
Net income increased 10%, primarily driven by higher revenues and a lower effective tax rate due to the impact of Tax Reform, partially offset by higher expenses and higher credit costs.

•
Revenues increased 2%, driven by a 5% increase in Banking revenues, partially offset by a 1% decrease in Markets and securities services revenues. Excluding the gain on sale in the prior-year period, revenues increased 4%, reflecting higher revenues in both Banking (increase of 5%) and Markets and securities services (increase of 3%).

Within Banking:

•
Investment banking revenues declined 8%, due to a decline in market wallet across all major products as well as a particularly strong performance in the prior-year period. Advisory revenues increased 4%, reflecting gains in wallet share despite a decline in the overall market wallet. Equity underwriting revenues declined 7%, driven by the decline in market wallet. Debt underwriting revenues declined 13%, driven by the decline in market wallet as well as a decline in wallet share.

•
Treasury and trade solutions revenues increased 8%, reflecting growth across both net interest and fee income, driven by continued growth in deposit and loan volumes, improved deposit spreads and strong fee growth across most cash products.

•
Corporate lending revenues increased 27%. Excluding the impact of losses on loan hedges, revenues increased 17%, driven by the same factors described above. Average loans increased 10% versus the prior-year period.

•
Private bank revenues increased 12%, driven by strong client activity across all regions. The increase in revenues reflected higher deposit spreads, an increase in loans, higher managed investments revenues and increased capital markets activity.

Within Markets and securities services:

•
Fixed income markets revenues decreased 2%, primarily due to lower revenues in North America, Asia and Latin America. Rates and currencies revenues increased 1%, driven by higher G10 FX revenues that benefited from the return of volatility in the FX markets, as well as strong corporate and investor client activity. This increase was partially offset by lower G10 rates revenues due to lower client activity, as well as a comparison to a strong prior-year period, primarily in EMEA. Spread products and other fixed income revenues decreased 9%, primarily in North America, largely due to lower investor client activity, reflecting the more challenging market environment and a comparison to a strong prior-year period.

•	Equity markets revenues increased 19%, reflecting strength in Asia, North America and EMEA, due to growth in equity derivatives and prime finance, driven by a more favorable operating environment with higher market volatility and increased investor and corporate client activity, as well as higher client balances.

•	Securities services revenues increased 13%, driven by the same factors described above.

Expenses increased 4%, driven by the same factors described above.
Provisions increased $337 million to $55 million, primarily due to volume-related reserve builds for both funded loans and unfunded lending commitments, and a lower loan loss reserve release as compared to the prior-year period.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At September 30, 2018, Corporate/Other had $94 billion in assets, down $6 billion year-over-year.

	Third Quarter			Nine Months		% Change
In millions of dollars	2018	2017	% Change	2018	2017
Net interest revenue	$554	$516	7%	$1,645	$1,571	5%
Non-interest revenue	(60)	3	NM	(32)	810	NM
Total revenues, net of interest expense	$494	$519	(5)%	$1,613	$2,381	(32)%
Total operating expenses	$459	$827	(44)%	$1,799	$2,957	(39)%
Net credit losses	$19	$29	(34)%	$24	$134	(82)%
Credit reserve build (release)	(43)	(79)	46	(171)	(268)	36
Provision (release) for unfunded lending commitments	(5)	—	—	(6)	3	NM
Provision for benefits and claims	(1)	—	NM	(2)	1	NM
Provisions for credit losses and for benefits and claims	$(30)	$(50)	40%	$(155)	$(130)	(19)%
Income (loss) from continuing operations before taxes	$65	$(258)	NM	$(31)	$(446)	93%
Income taxes (benefits)	116	(163)	NM	109	(435)	NM
Income (loss) from continuing operations	$(51)	$(95)	46%	$(140)	$(11)	NM
Income (loss) from discontinued operations, net of taxes	(8)	(5)	(60)	—	(2)	100%
Net income (loss) before attribution of noncontrolling interests	$(59)	$(100)	41%	$(140)	$(13)	NM
Noncontrolling interests	8	(17)	NM	26	(13)	NM
Net income (loss)	$(67)	$(83)	19%	$(166)	$—	—%
NM Not meaningful

3Q18 vs. 3Q17
The net loss was $67 million, compared to a net loss of $83 million in the prior-year period. The lower net loss was largely driven by lower expenses, partially offset by higher taxes and a lower net loan loss reserve release.
Revenues decreased 5%, driven by the continued wind-down of legacy assets.
Expenses decreased 44%, primarily driven by the wind-down of legacy assets as well as lower infrastructure costs.
Provisions increased $20 million to a net benefit of $30 million, as lower net credit losses were more than offset by a lower net loan loss reserve release. The decline in net credit losses reflected the impact of ongoing divestiture activity, including the impact of the continued wind-down in the legacy North America mortgage portfolio.

2018 YTD vs. 2017 YTD
The net loss was $166 million, compared to $0 net income in the prior-year period, reflecting lower revenues and higher taxes, partially offset by lower expenses and a higher net benefit from credit.
Revenues decreased 32%, primarily driven by the same factors described above.
Expenses decreased 39%, driven by the same factors described above, as well as lower legal costs.
Provisions decreased $25 million to a net benefit of $155 million, driven by lower net credit losses, partially offset by a lower net loan loss reserve release. Net credit losses declined 82% to $24 million, driven by the same factors described above.

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
During the third quarter of 2018, Citi returned a total of $6.4 billion of capital to common shareholders in the form of share repurchases (approximately 75 million common shares) and dividends.

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
The following tables set forth the capital tiers, total risk-weighted assets and underlying risk components, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios for Citi as of September 30, 2018 and December 31, 2017.

Citigroup Capital Components and Ratios

	September 30, 2018		December 31, 2017
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$140,428	$140,428	$142,822	$142,822
Tier 1 Capital	159,877	159,877	162,377	162,377
Total Capital (Tier 1 Capital + Tier 2 Capital)	184,623	196,808	187,877	199,989
Total Risk-Weighted Assets	1,155,188	1,196,923	1,152,644	1,155,099
Credit Risk	$769,942	$1,126,869	$767,102	$1,089,372
Market Risk	68,647	70,054	65,003	65,727
Operational Risk	316,599	—	320,539	—
Common Equity Tier 1 Capital ratio(1)(2)	12.16%	11.73%	12.39%	12.36%
Tier 1 Capital ratio(1)(2)	13.84	13.36	14.09	14.06
Total Capital ratio(1)(2)	15.98	16.44	16.30	17.31

In millions of dollars, except ratios	September 30, 2018	December 31, 2017
Quarterly Adjusted Average Total Assets(3)	$1,882,493	$1,868,326
Total Leverage Exposure(4)	2,459,993	2,432,491
Tier 1 Leverage ratio(2)	8.49%	8.69%
Supplementary Leverage ratio(2)	6.50	6.68

(1)
As of September 30, 2018 and December 31, 2017, Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework.

(2)
Citi’s risk-based capital and leverage ratios and related components as of December 31, 2017 are non-GAAP financial measures, which reflect full implementation of regulatory capital adjustments and deductions prior to the effective date of January 1, 2018.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s risk-based capital ratios at September 30, 2018 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of September 30, 2018.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.7% at September 30, 2018, compared to 12.1% at June 30, 2018 and 12.4% at December 31, 2017. The ratio decreased from the second quarter of 2018 primarily due to the return of $6.4 billion of capital to common shareholders, increases in credit and market risk-weighted assets, and adverse net movements in Accumulated other comprehensive income (AOCI), partially offset by quarterly net income of $4.6 billion. Citi’s Common Equity Tier 1 Capital ratio declined from year-end 2017 primarily due to the return of $12.6 billion of capital to common shareholders, increases in credit and market risk-weighted assets, and adverse net movements in AOCI, partially offset by year-to-date net income of $13.7 billion.

Components of Citigroup Capital

In millions of dollars	September 30, 2018	December 31, 2017
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$178,153	$181,671
Add: Qualifying noncontrolling interests	148	153
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(2)	(1,095)	(698)
Less: Cumulative unrealized net loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)	(503)	(721)
Less: Intangible assets:
Goodwill, net of related DTLs(4)	21,891	22,052
Identifiable intangible assets other than MSRs, net of related DTLs	4,304	4,401
Less: Defined benefit pension plan net assets	931	896
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(5)	12,345	13,072
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$140,428	$142,822
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$18,851	$19,069
Qualifying trust preferred securities(6)	1,382	1,377
Qualifying noncontrolling interests	56	61
Regulatory Capital Deductions:
Less: Permitted ownership interests in covered funds(7)	795	900
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	45	52
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$19,449	$19,555
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$159,877	$162,377
Tier 2 Capital
Qualifying subordinated debt	$22,948	$23,673
Qualifying trust preferred securities(9)	324	329
Qualifying noncontrolling interests	48	50
Eligible allowance for credit losses(10)	13,656	13,612
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	45	52
Total Tier 2 Capital (Standardized Approach)	$36,931	$37,612
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$196,808	$199,989
Adjustment for excess of eligible credit reserves over expected credit losses(10)	$(12,185)	$(12,112)
Total Tier 2 Capital (Advanced Approaches)	$24,746	$25,500
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$184,623	$187,877

(1)
Issuance costs of $184 million related to noncumulative perpetual preferred stock outstanding at September 30, 2018 and December 31, 2017 are excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(5)
Of Citi’s $23.0 billion of net DTAs at September 30, 2018, $11.4 billion were includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $11.6 billion were excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of September 30, 2018 was $12.3 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards, which was reduced by $0.7 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. Commencing on December 31, 2017, Citi’s DTAs arising from temporary differences were less than the 10% limitation under the U.S. Basel III rules and therefore not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk-weighting at 250%.

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

(10)
Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $1.5 billion at both September 30, 2018 and December 31, 2017.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Common Equity Tier 1 Capital, beginning of period	$142,868	$142,822
Net income	4,622	13,732
Common and preferred stock dividends declared	(1,397)	(3,637)
Net increase in treasury stock	(5,265)	(9,369)
Net change in common stock and additional paid-in capital	98	(184)
Net increase in foreign currency translation losses net of hedges, net of tax	(221)	(1,968)
Net increase in unrealized losses on debt securities AFS, net of tax	(605)	(2,164)
Net decrease in defined benefit plans liability adjustment, net of tax	26	415
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	54	(59)
Net change in ASC 815—excluded component of fair value hedges	10	(22)
Net change in goodwill, net of related DTLs	(82)	161
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	157	97
Net increase in defined benefit pension plan net assets	(49)	(35)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	206	727
Other	6	(88)
Net decrease in Common Equity Tier 1 Capital	$(2,440)	$(2,394)
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$140,428	$140,428
Additional Tier 1 Capital, beginning of period	$19,134	$19,555
Net decrease in qualifying perpetual preferred stock	—	(218)
Net increase in qualifying trust preferred securities	2	5
Net decrease in permitted ownership interests in covered funds	314	105
Other	(1)	2
Net change in Additional Tier 1 Capital	$315	$(106)
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$159,877	$159,877
Tier 2 Capital, beginning of period (Standardized Approach)	$36,962	$37,612
Net decrease in qualifying subordinated debt	(286)	(725)
Net increase in eligible allowance for credit losses	253	44
Other	2	—
Net decrease in Tier 2 Capital (Standardized Approach)	$(31)	$(681)
Tier 2 Capital, end of period (Standardized Approach)	$36,931	$36,931
Total Capital, end of period (Standardized Approach)	$196,808	$196,808
Tier 2 Capital, beginning of period (Advanced Approaches)	$25,238	$25,500
Net decrease in qualifying subordinated debt	(286)	(725)
Net decrease in excess of eligible credit reserves over expected credit losses	(208)	(29)
Other	2	—
Net decrease in Tier 2 Capital (Advanced Approaches)	$(492)	$(754)
Tier 2 Capital, end of period (Advanced Approaches)	$24,746	$24,746
Total Capital, end of period (Advanced Approaches)	$184,623	$184,623

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total Risk-Weighted Assets, beginning of period	$1,176,863	$1,155,099
Changes in Credit Risk-Weighted Assets
Net increase in general credit risk exposures(1)	2,730	2,715
Net increase in repo-style transactions(2)	3,761	5,621
Net decrease in securitization exposures	(1,078)	(232)
Net increase in equity exposures	1,139	2,679
Net increase in over-the-counter (OTC) derivatives(3)	7,489	18,213
Net change in other exposures(4)	(321)	1,999
Net increase in off-balance sheet exposures(5)	266	6,502
Net increase in Credit Risk-Weighted Assets	$13,986	$37,497
Changes in Market Risk-Weighted Assets
Net increase in risk levels(6)	$5,673	$11,603
Net change due to model and methodology updates(7)	401	(7,276)
Net increase in Market Risk-Weighted Assets	$6,074	$4,327
Total Risk-Weighted Assets, end of period	$1,196,923	$1,196,923

(1)
General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and nine months ended September 30, 2018, driven by growth in corporate loans.

(2)	Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

(3)	OTC derivatives increased during the three and nine months ended September 30, 2018, primarily due to increased notional amounts for bilateral trades.

(4)
Other exposures include cleared transactions, unsettled transactions and other assets. Other exposures increased during the nine months ended September 30, 2018, primarily due to additional DTAs arising from temporary differences, which are subject to risk-weighting at 250%.

(5)	Off-balance sheet exposures increased during the nine months ended September 30, 2018, primarily due to an increase in commitments to extend credit that will drive future corporate loan growth.

(6)
Risk levels increased during the three months ended September 30, 2018 primarily due to an increase in positions subject to specific risk charges, partially offset by decreases in exposure levels subject to Stressed Value at Risk. Risk levels increased during the nine months ended September 30, 2018 primarily due to an increase in positions subject to specific risk charges.

(7)
Risk-weighted assets decreased during the nine months ended September 30, 2018 due to changes in model inputs regarding volatility and the correlation between market risk factors, as well as methodology changes for standard specific risk charges.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total Risk-Weighted Assets, beginning of period	$1,147,865	$1,152,644
Changes in Credit Risk-Weighted Assets
Net change in retail exposures(1)	2,293	(14,218)
Net change in wholesale exposures(2)	(2,519)	5,756
Net increase in repo-style transactions(3)	98	1,394
Net change in securitization exposures	(637)	387
Net increase in equity exposures	1,320	2,878
Net change in over-the-counter (OTC) derivatives(4)	(189)	1,754
Net change in derivatives CVA(5)	(1,415)	1,783
Net increase in other exposures(6)	1,594	3,046
Net increase in supervisory 6% multiplier(7)	118	60
Net increase in Credit Risk-Weighted Assets	$663	$2,840
Changes in Market Risk-Weighted Assets
Net increase in risk levels(8)	$5,159	$10,920
Net change due to model and methodology updates(9)	401	(7,276)
Net increase in Market Risk-Weighted Assets	$5,560	$3,644
Net change in Operational Risk-Weighted Assets(10)	$1,100	$(3,940)
Total Risk-Weighted Assets, end of period	$1,155,188	$1,155,188

(1)
Retail exposures increased during the three months ended September 30, 2018, primarily due to new accounts and spending for qualifying revolving (cards) exposures. Retail exposures decreased during the nine months ended September 30, 2018, primarily due to net reductions in qualifying revolving (cards) exposures attributable to seasonal holiday spending repayments, as well as residential mortgage loan sales and repayments.

(2)
Wholesale exposures decreased during the three months ended September 30, 2018 primarily due to decreases in commercial loans. Wholesale exposures increased during the nine months ended September 30, 2018, primarily due to increases in commercial loans and loan commitments.

(3)	Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

(4)	OTC derivatives increased during the nine months ended September 30, 2018, primarily due to increases in potential future exposure and fair value.

(5)
Derivatives CVA decreased during the three months ended September 30, 2018, primarily due to decreases in exposures. Derivatives CVA increased during the nine months ended September 30, 2018, primarily due to increased exposures and changes in credit spreads.

(6)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the three months ended September 30, 2018, primarily due to an increase in other assets. Other exposures increased during the nine months ended September 30, 2018, primarily due to an increase in other assets and additional DTAs arising from temporary differences, which are subject to risk-weighting at 250%.

(7)	Supervisory 6% multiplier does not apply to derivatives CVA.

(8)
Risk levels increased during the three months ended September 30, 2018 primarily due to an increase in positions subject to specific risk charges, partially offset by decreases in exposure levels subject to Stressed Value at Risk. Risk levels increased during the nine months ended September 30, 2018 primarily due to an increase in positions subject to specific risk charges.

(9)
Risk-weighted assets decreased during the nine months ended September 30, 2018 due to changes in model inputs regarding volatility and the correlation between market risk factors, as well as methodology changes for standard specific risk charges.

(10)
Operational risk-weighted assets increased during the three months ended September 30, 2018, and decreased during the nine months ended September 30, 2018, primarily due to changes in operational loss severity and frequency.

As set forth in the table above, total risk-weighted assets under the Basel III Standardized Approach increased from year-end 2017 due to higher credit and market risk-weighted assets. The increase in credit risk-weighted assets was primarily due to increased OTC derivatives, corporate loan commitments and an increase in repo-style transactions.
Total risk-weighted assets under the Basel III Advanced Approaches increased from year-end 2017, as higher credit and market risk-weighted assets were partially offset by a decrease in operational risk-weighted assets. The increase in credit risk-weighted assets was primarily due to increases in commercial loans and loan commitments, increases in equity exposures, and additional temporary difference DTAs subject to risk weighting, partially offset by a decline in retail exposures due to reductions in qualifying revolving (cards) exposures attributable to seasonal holiday spending repayments as well as residential mortgage loan sales and repayments. The decline in operational risk-weighted assets was primarily due to changes in operational loss severity and frequency.
Market risk-weighted assets increased under both the Basel III Standardized Approach and Basel III Advanced Approaches primarily due to increases in positions subject to specific risk charges, partially offset by changes in model inputs regarding volatility and the correlation between market risk factors, as well as methodology changes for standard specific risk charges.

Supplementary Leverage Ratio
As set forth in the table below, Citigroup’s Supplementary Leverage ratio was 6.5% for the third quarter of 2018, compared to 6.6% for the second quarter of 2018 and 6.7% for the fourth quarter of 2017. The decline in the ratio quarter-over-quarter was principally driven by the return of $6.4 billion of capital to common shareholders as well as adverse net movements in AOCI, partially offset by quarterly net income of $4.6 billion. The ratio decreased from the fourth quarter of 2017, principally driven by the return of capital to common shareholders, adverse net movements in AOCI and an increase in Total Leverage Exposure (TLE) primarily due to growth in average on-balance sheet assets and off-balance sheet commitments, partially offset by year-to-date net income.
The following table sets forth Citi’s Supplementary Leverage ratio and related components for the three months ended September 30, 2018 and December 31, 2017.

Citigroup Basel III Supplementary Leverage Ratio and Related Components

In millions of dollars, except ratios	September 30, 2018	December 31, 2017
Tier 1 Capital	$159,877	$162,377
Total Leverage Exposure (TLE)
On-balance sheet assets(1)	$1,922,804	$1,909,699
Certain off-balance sheet exposures:(2)
Potential future exposure on derivative contracts	191,557	191,555
Effective notional of sold credit derivatives, net(3)	48,047	59,207
Counterparty credit risk for repo-style transactions(4)	22,732	27,005
Unconditionally cancellable commitments	69,794	67,644
Other off-balance sheet exposures	245,370	218,754
Total of certain off-balance sheet exposures	$577,500	$564,165
Less: Tier 1 Capital deductions	40,311	41,373
Total Leverage Exposure	$2,459,993	$2,432,491
Supplementary Leverage ratio	6.50%	6.68%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

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
The following tables set forth the capital tiers, total risk-weighted assets and underlying risk components, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of September 30, 2018 and December 31, 2017.

Citibank Capital Components and Ratios

	September 30, 2018		December 31, 2017
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$128,097	$128,097	$122,848	$122,848
Tier 1 Capital	130,222	130,222	124,952	124,952
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	143,471	154,081	138,008	148,946
Total Risk-Weighted Assets	946,235	1,043,721	965,435	1,024,502
Credit Risk	$667,549	$1,007,205	$674,659	$980,324
Market Risk	36,141	36,516	43,300	44,178
Operational Risk	242,545	—	247,476	—
Common Equity Tier 1 Capital ratio(2)(3)(4)	13.54%	12.27%	12.72%	11.99%
Tier 1 Capital ratio(2)(3)(4)	13.76	12.48	12.94	12.20
Total Capital ratio(2)(3)(4)	15.16	14.76	14.29	14.54

In millions of dollars, except ratios	September 30, 2018	December 31, 2017
Quarterly Adjusted Average Total Assets(5)	$1,396,471	$1,401,187
Total Leverage Exposure(6)	1,920,675	1,900,641
Tier 1 Leverage ratio(2)(4)	9.33%	8.92%
Supplementary Leverage ratio(2)(4)	6.78	6.57

(1)
Under the Advanced Approaches framework, eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets, which differs from the Standardized Approach in which the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets.

(2)
Citibank’s risk-based capital and leverage ratios and related components as of December 31, 2017 are non-GAAP financial measures, which reflect full implementation of regulatory capital adjustments and deductions prior to the effective date of January 1, 2018.

(3)
As of September 30, 2018, Citibank’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Standardized Approach. As of December 31, 2017, Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework.

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

As indicated in the table above, Citibank’s capital ratios at September 30, 2018 were in excess of the stated and effective minimum requirements under the U.S.

Basel III rules. In addition, Citibank was also “well capitalized” as of September 30, 2018 under the revised PCA regulations.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of September 30, 2018. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

Impact of Changes on Citigroup and Citibank Risk-Based Capital Ratios

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.9	1.1	0.9	1.2	0.9	1.4
Standardized Approach	0.8	1.0	0.8	1.1	0.8	1.4
Citibank
Advanced Approaches	1.1	1.4	1.1	1.5	1.1	1.6
Standardized Approach	1.0	1.2	1.0	1.2	1.0	1.4

Impact of Changes on Citigroup and Citibank Leverage Ratios

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.5	0.5	0.4	0.3
Citibank	0.7	0.7	0.5	0.4

Citigroup Broker-Dealer Subsidiaries
At September 30, 2018, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $10.5 billion, which exceeded the minimum requirement by $8.1 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $20.9 billion at September 30, 2018, which exceeded the PRA's minimum regulatory capital requirements.

In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their regulatory capital requirements at September 30, 2018.

Regulatory Capital Standards Developments

Leverage Ratio Treatment of Client Cleared Derivatives
In October 2018, the Basel Committee on Banking Supervision (Basel Committee) issued a consultative document seeking views as to whether a targeted and limited revision of the leverage ratio exposure measure is warranted with regard to the treatment of client cleared derivatives. In the U.S., the Basel Committee’s leverage ratio framework and leverage ratio exposure measure are most closely aligned with the Supplementary Leverage Ratio and Total Leverage Exposure, respectively. Under the Basel Committee’s leverage ratio framework, which was last updated in December 2017, the leverage ratio exposure measure is generally not adjusted for physical or financial collateral, guarantees or other credit risk mitigation techniques. However, the Basel Committee consultative document proposes two alternative treatments for client cleared derivatives that would reduce the leverage ratio exposure measure, to varying degrees, in recognition of the beneficial effects of margin requirements and overcollateralization, as applicable.
One of the options under consideration would allow amounts of cash and non-cash initial margin that are received from the client to offset the potential future exposure of derivatives centrally cleared on the client’s behalf. Another option would amend the currently specified treatment of client cleared derivatives to align it with the measurement as determined per the Basel Committee’s standardized approach for measuring counterparty credit risk exposures, as used for risk-based capital requirements. This option would permit both cash and non-cash forms of initial margin and variation margin received from the client to offset replacement cost and potential future exposure for client cleared derivatives only.
The U.S. banking agencies may revise the treatment of client cleared derivatives under the Supplementary Leverage Ratio in the future, based upon any revisions adopted by the Basel Committee.

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

In millions of dollars or shares, except per share amounts	September 30, 2018	December 31, 2017
Total Citigroup stockholders’ equity	$197,004	$200,740
Less: Preferred stock	19,035	19,253
Common stockholders’ equity	$177,969	$181,487
Less:
Goodwill	22,187	22,256
Identifiable intangible assets (other than MSRs)	4,598	4,588
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	—	32
Tangible common equity (TCE)	$151,184	$154,611
Common shares outstanding (CSO)	2,442.1	2,569.9
Book value per share (common equity/CSO)	$72.88	$70.62
Tangible book value per share (TCE/CSO)	61.91	60.16

In millions of dollars	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net income available to common shareholders	$4,352	$3,861	$12,872	$11,202
Average common stockholders’ equity(1)	$179,459	$209,764	$180,772	$208,787
Average TCE	$152,712	$182,333	$153,909	$181,271
Return on average common stockholders’ equity	9.6%	7.3%	9.5%	7.2%
Return on average TCE (ROTCE)(2)	11.3	8.4	11.2	8.3

(1)	Average common stockholders’ equity for the 2018 periods includes the $22.6 billion impact from Tax Reform recorded at the end of the fourth quarter of 2017.

(2)	ROTCE represents annualized net income available to common shareholders as a percentage of average TCE.

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

As stated in “Global Consumer Banking” above, GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets (including commercial banking), Citi serves customers in a somewhat broader set of segments and geographies. GCB’s commercial banking business primarily focuses on small to mid-size businesses and also serves larger middle market companies in certain regions.

Consumer Credit Portfolio
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	3Q’17	4Q’17	1Q’18	2Q’18	3Q’18
Retail banking:
Mortgages	$81.4	$81.7	$82.1	$80.5	$80.9
Commercial banking	35.5	36.3	36.8	36.5	37.2
Personal and other	27.3	27.9	28.5	28.1	28.7
Total retail banking	$144.2	$145.9	$147.4	$145.1	$146.8
Cards:
Citi-branded cards	$110.7	$115.7	$110.6	$112.3	$112.8
Citi retail services	45.9	49.2	46.0	48.6	49.4
Total cards	$156.6	$164.9	$156.6	$160.9	$162.2
Total GCB	$300.8	$310.8	$304.0	$306.0	$309.0
GCB regional distribution:
North America	62%	63%	61%	63%	62%
Latin America	9	8	9	8	9
Asia(2)	29	29	30	29	29
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$24.8	$22.9	$21.1	$17.6	$16.5
Total consumer loans	$325.6	$333.7	$325.1	$323.6	$325.5

(1)	End-of-period loans include interest and fees on credit cards.

(2)	Asia includes loans and leases in certain EMEA countries for all periods presented.

(3)	Primarily consists of legacy assets, principally North America consumer mortgages.

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
As of September 30, 2018, approximately 71% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the quarter-over-quarter net credit loss rate decreased while the 90+ days past due delinquency rate slightly increased, primarily driven by seasonality in both cards portfolios. The year-over-year net credit loss rate decreased due to an episodic charge-off in the commercial portfolio in the prior-year period, while the delinquency rate was broadly stable.

Latin America GCB
Latin America GCB operates in Mexico through Citibanamex, one of Mexico’s largest banks, and provides credit cards, consumer mortgages, personal loans and commercial banking products. Latin America GCB serves a more mass market segment in Mexico and focuses on developing multi-product relationships with customers.
As set forth in the chart above, the 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, primarily due to improvements in mortgages and the commercial portfolio. The quarter-over-quarter and year-over year net credit loss rate increased, primarily driven by an episodic charge-off in the commercial portfolio, which was offset by a related loan loss reserve release.

Asia(1) GCB

(1)	Asia includes GCB activities in certain EMEA countries for all periods presented.

Asia GCB operates in 17 countries in Asia and EMEA and provides credit cards, consumer mortgages, personal loans and commercial banking products.
As shown in the chart above, the 90+ days past due delinquency and net credit loss rates were broadly stable in Asia GCB quarter-over-quarter and year-over-year as of the third quarter of 2018. This stability reflects the strong credit profiles in Asia GCB’s target customer segments. In addition, regulatory changes in many markets in Asia over the past few years have resulted in stable portfolio credit quality.
For additional information on cost of credit, loan delinquency and other information for Citi’s consumer loan portfolios, see each respective business’s results of operations above and Note 13 to the Consolidated Financial Statements.

Credit Card Trends
The following charts show the quarterly trends in delinquencies and net credit losses for total GCB cards, North America Citi-branded cards and Citi retail services portfolios as well as for Latin America and Asia Citi-branded cards portfolios.

Global Cards

North America Citi-Branded Cards

North America GCB’s Citi-branded cards portfolio issues proprietary and co-branded cards. As shown in the chart above, quarter-over-quarter the 90+ days past due delinquency rate was stable while the net credit loss rate decreased primarily due to seasonality. The year-over-year increases in both the delinquency and net credit loss rates were driven primarily by portfolio seasoning.

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
As shown in the chart above, Citi retail services’ 90+ days past due delinquency rate increased quarter-over-quarter, mainly due to seasonality, while the net credit loss rate decreased, primarily due to seasonality and the impact of recently acquired portfolios. The year-over-year net credit loss rate decrease was primarily driven by the impact of recently acquired portfolios.

Latin America Citi-Branded Cards

Latin America GCB issues proprietary and co-branded cards. As set forth in the chart above, the quarter-over-quarter net credit loss rate increased while the 90+ days past due delinquency rate decreased, both primarily driven by seasonality. The year-over-year net credit loss and delinquency rates increased, primarily due to portfolio seasoning.

Asia Citi-Branded Cards(1)

(1)	Asia includes loans and leases in certain EMEA countries for all periods presented.

Asia GCB issues proprietary and co-branded cards. As set forth in the chart above, the 90+ days past due delinquency rate has remained broadly stable, driven by the mature and well-diversified cards portfolios. The increase in the year-over-year net credit loss rate was primarily driven by the conversion of an acquired portfolio in Australia. The quarter-over-quarter decrease in the net credit loss rate was primarily related to improvements in this portfolio.
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

Citi-Branded

FICO distribution	September 30, 2018	June 30, 2018	September 30, 2017
> 760	42%	43%	40%
680 - 760	41	40	41
< 680	17	17	19
Total	100%	100%	100%

Citi Retail Services

FICO distribution	September 30, 2018	June 30, 2018	September 30, 2017
> 760	24%	24%	23%
680 - 760	43	43	43
< 680	33	33	34
Total	100%	100%	100%

The FICO distribution of both portfolios was stable compared to the previous quarter and previous year. The portfolios continued to demonstrate strong underlying credit quality. For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

North America Consumer Mortgage Lending
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. The following table shows the outstanding quarterly end-of-period loans for Citi’s North America residential first mortgage and home equity loan portfolios:

In billions of dollars	3Q’17	4Q’17	1Q’18	2Q’18	3Q’18
GCB:
Residential firsts	$40.1	$40.1	$40.1	$40.3	$40.7
Home equity	4.1	4.2	4.1	4.1	3.9
Total GCB	$44.2	$44.3	$44.2	$44.4	$44.6
Corporate/Other:
Residential firsts	$10.1	$9.3	$8.1	$7.6	$7.0
Home equity	11.5	10.6	9.9	8.8	8.2
Total Corporate/ Other	$21.6	$19.9	$18.0	$16.4	$15.2
Total Citigroup— North America	$65.8	$64.2	$62.2	$60.8	$59.8

For additional information on delinquency and net credit loss trends in Citi’s consumer mortgage portfolio, see “Additional Consumer Credit Details” below.

Home Equity Loans—Revolving HELOCs
As set forth in the table above, Citi had $12.1 billion of home equity loans as of September 30, 2018, of which $2.5 billion were fixed-rate home equity loans and $9.6 billion were extended under home equity lines of credit (Revolving HELOCs). Fixed-rate home equity loans are fully amortizing. Revolving HELOCs allow for amounts to be drawn for a period of time with the payment of interest only until the end of the draw period, when the outstanding amount is converted to an amortizing loan, or “reset” (the interest-only payment feature during the revolving period is standard for this product across the industry). Upon reset, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the standard 30-year amortization.
Of the Revolving HELOCs at September 30, 2018, $6.2 billion had reset (compared to $6.4 billion at June 30, 2018) and $3.4 billion were still within their revolving period and had not reset (compared to $3.7 billion at June 30, 2018). The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of September 30, 2018
Note: Totals may not sum due to rounding.

Approximately 64% of Citi’s total Revolving HELOCs portfolio had reset as of September 30, 2018 (compared to 63% as of June 30, 2018). Of the remaining Revolving HELOCs portfolio, approximately 2% will commence amortization during the remainder of 2018. Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans. Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during the remainder of 2018 could increase on average by approximately $270, or 98%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans continue to reset.
Approximately 5.5% of the Revolving HELOCs that have reset as of September 30, 2018 were 30+ days past due, compared to 3.7% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 5.3% and 3.6%, respectively, as of June 30, 2018. As newly amortizing loans continue to season, the delinquency rate of Citi’s total home equity loan portfolio could increase. Although interest rates have steadily increased over the past 12 months, resets to date have generally occurred during a period of historically low interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
Citi monitors this reset risk closely and will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management continues to review and take additional actions to offset potential reset risk, such as establishing a borrower outreach program to provide reset risk education and proactively working with high-risk borrowers through a specialized single point of contact unit.

Additional Consumer Credit Details

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 30, 2018	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	June 30, 2018	September 30, 2017
Global Consumer Banking(3)(4)
Total	$309.0	$2,404	$2,345	$2,279	$2,890	$2,558	$2,763
Ratio		0.78%	0.77%	0.76%	0.94%	0.84%	0.92%
Retail banking
Total	$146.8	$508	$500	$489	$857	$754	$805
Ratio		0.35%	0.35%	0.34%	0.59%	0.52%	0.56%
North America	56.3	188	179	167	320	252	270
Ratio		0.34%	0.33%	0.30%	0.58%	0.46%	0.49%
Latin America	21.0	126	132	151	235	183	244
Ratio		0.60%	0.66%	0.72%	1.12%	0.91%	1.16%
Asia(5)	69.5	194	189	171	302	319	291
Ratio		0.28%	0.27%	0.25%	0.43%	0.46%	0.43%
Cards
Total	$162.2	$1,896	$1,845	$1,790	$2,033	$1,804	$1,958
Ratio		1.17%	1.15%	1.14%	1.25%	1.12%	1.25%
North America—Citi-branded	88.4	707	712	668	722	627	705
Ratio		0.80%	0.81%	0.77%	0.82%	0.71%	0.82%
North America—Citi retail services	49.4	832	781	772	890	761	836
Ratio		1.68%	1.61%	1.68%	1.80%	1.57%	1.82%
Latin America	5.8	169	160	159	170	156	163
Ratio		2.91%	2.96%	2.84%	2.93%	2.89%	2.91%
Asia(5)	18.6	188	192	191	251	260	254
Ratio		1.01%	1.02%	1.02%	1.35%	1.38%	1.35%
Corporate/Other—Consumer(6)
Total	$16.5	$401	$415	$605	$422	$355	$643
Ratio		2.57%	2.49%	2.57%	2.71%	2.13%	2.74%
International	—	—	—	57	—	—	47
Ratio		—%	—%	3.35%	—%	—%	2.76%
North America	16.5	401	415	548	422	355	596
Ratio		2.57%	2.49%	2.51%	2.71%	2.13%	2.73%
Total Citigroup	$325.5	$2,805	$2,760	$2,884	$3,312	$2,913	$3,406
Ratio		0.87%	0.86%	0.89%	1.02%	0.90%	1.05%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $235 million ($0.7 billion), $244 million ($0.7 billion) and $289 million ($0.7 billion) as of September 30, 2018, June 30, 2018 and September 30, 2017, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) were $82 million ($0.7 billion), $87 million ($0.7 billion), and $79 million ($0.7 billion) as of September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

(5)	Asia includes delinquencies and loans in certain EMEA countries for all periods presented.

(6)
The loans 90+ days past due and related ratios exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) for each period were $0.4 billion ($0.8 billion), $0.4 billion ($0.9 billion) and $0.7 billion ($1.2 billion) as of September 30, 2018, June 30, 2018 and September 30, 2017, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) for each period were $0.1 billion ($0.8 billion), $0.1 billion ($0.9 billion), and $0.1 billion ($1.2 billion) as of September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)
In millions of dollars, except average loan amounts in billions	3Q18	3Q18	2Q18	3Q17
Global Consumer Banking
Total	$306.8	$1,714	$1,726	$1,704
Ratio		2.22%	2.28%	2.26%
Retail banking
Total	$145.9	$243	$228	$300
Ratio		0.66%	0.63%	0.82%
North America	56.0	32	32	88
Ratio		0.23%	0.23%	0.63%
Latin America	20.7	153	138	143
Ratio		2.93%	2.75%	2.68%
Asia(4)	69.2	58	58	69
Ratio		0.33%	0.33%	0.41%
Cards
Total	$160.9	$1,471	$1,498	$1,404
Ratio		3.63%	3.81%	3.58%
North America—Citi-branded	87.8	644	657	611
Ratio		2.91%	3.04%	2.84%
North America—Citi retail services	49.0	566	589	540
Ratio		4.58%	5.07%	4.70%
Latin America	5.6	154	140	152
Ratio		10.91%	10.40%	10.77%
Asia(4)	18.5	107	112	101
Ratio		2.29%	2.38%	2.13%
Corporate/Other—Consumer(3)
Total	$17.0	$12	$(20)	$52
Ratio		0.28%	(0.41)%	0.80%
International	—	—	19	25
Ratio		—%	6.93%	5.22%
North America	17.0	12	(39)	27
Ratio		0.28%	(0.85)%	0.45%
Other(5)	—	—	—	(22)
Total Citigroup	$323.8	$1,726	$1,706	$1,734
Ratio		2.11%	2.12%	2.11%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
In October 2016, Citi entered into an agreement to sell Citi’s Brazil consumer banking business. The sale was completed at the end of the fourth quarter of 2017. As a result of HFS accounting treatment, approximately $37 million of net credit losses (NCLs) was recorded as a reduction in revenue (Other revenue) during the third quarter of 2017. Accordingly, these NCLs are not included in this table. Loans classified as HFS are excluded from this table as they are recorded in Other assets.

(4)	Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

(5)	The third quarter of 2017 NCLs reflected a recovery related to legacy assets.

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

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	At September 30, 2018				June 30, 2018				December 31, 2017
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$131	$103	$20	$254	$133	$103	$19	$255	$127	$96	$22	$245
Unfunded lending commitments (off-balance sheet)(2)	115	253	25	393	127	235	20	382	111	222	20	353
Total exposure	$246	$356	$45	$647	$260	$338	$39	$637	$238	$318	$42	$598

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region based on Citi’s internal management geography:

	September 30, 2018	June 30, 2018	December 31, 2017
North America	55%	54%	54%
EMEA	27	27	27
Asia	11	12	12
Latin America	7	7	7
Total	100%	100%	100%

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

The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	September 30, 2018	June 30, 2018	December 31, 2017
AAA/AA/A	48%	49%	49%
BBB	34	34	34
BB/B	17	16	16
CCC or below	1	1	1
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	September 30, 2018	June 30, 2018	December 31, 2017
Transportation and industrial	21%	22%	22%
Consumer retail and health	16	16	16
Technology, media and telecom	14	13	12
Power, chemicals, metals and mining	11	10	10
Energy and commodities	8	8	8
Banks/broker-dealers/finance companies	8	8	8
Real estate	8	7	8
Public sector	5	5	5
Insurance and special purpose entities	4	4	5
Hedge funds	4	4	4
Other industries	1	3	2
Total	100%	100%	100%

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
At September 30, 2018, June 30, 2018 and December 31, 2017, $26.9 billion, $27.4 billion and $16.3 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2018	June 30, 2018	December 31, 2017
AAA/AA/A	34%	34%	23%
BBB	47	46	43
BB/B	17	18	31
CCC or below	2	2	3
Total	100%	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	September 30, 2018	June 30, 2018	December 31, 2017
Transportation and industrial	25%	25%	27%
Technology, media and telecom	15	15	12
Consumer retail and health	14	15	10
Power, chemicals, metals and mining	14	14	14
Energy and commodities	11	11	15
Public sector	7	7	12
Banks/broker-dealers/finance companies	5	4	6
Insurance and special purpose entities	4	5	2
Other industries	5	4	2
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2018	2018	2018	2017	2017
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$61,048	$61,692	$63,412	$65,467	$67,131
Installment, revolving credit and other	3,515	3,759	3,306	3,398	3,191
Cards	137,051	135,968	131,081	139,006	131,476
Commercial and industrial	7,686	7,459	7,493	7,840	7,619
Total	$209,300	$208,878	$205,292	$215,711	$209,417
In offices outside the U.S.
Mortgage and real estate(1)	$43,714	$43,056	$44,833	$44,081	$43,723
Installment, revolving credit and other	27,899	27,254	27,651	26,556	26,153
Cards	24,971	24,712	25,993	26,257	25,443
Commercial and industrial	18,821	18,966	20,526	20,238	20,015
Lease financing	52	55	62	76	77
Total	$115,457	$114,043	$119,065	$117,208	$115,411
Total consumer loans	$324,757	$322,921	$324,357	$332,919	$324,828
Unearned income(2)	712	711	727	737	748
Consumer loans, net of unearned income	$325,469	$323,632	$325,084	$333,656	$325,576
Corporate loans
In U.S. offices
Commercial and industrial	$51,365	$53,260	$54,005	$51,319	$51,679
Financial institutions	46,255	42,867	40,472	39,128	37,203
Mortgage and real estate(1)	47,629	46,310	45,581	44,683	43,274
Installment, revolving credit and other	32,201	32,663	32,866	33,181	32,464
Lease financing	1,445	1,445	1,463	1,470	1,493
Total	$178,895	$176,545	$174,387	$169,781	$166,113
In offices outside the U.S.
Commercial and industrial	$98,281	$98,068	$101,368	$93,750	$93,107
Financial institutions	37,851	38,312	35,659	35,273	33,050
Mortgage and real estate(1)	7,344	7,261	7,543	7,309	6,383
Installment, revolving credit and other	22,827	22,755	23,338	22,638	23,830
Lease financing	131	139	167	190	216
Governments and official institutions	4,898	5,270	6,170	5,200	5,628
Total	$171,332	$171,805	$174,245	$164,360	$162,214
Total corporate loans	$350,227	$348,350	$348,632	$334,141	$328,327
Unearned income(3)	(787)	(802)	(778)	(763)	(720)
Corporate loans, net of unearned income	$349,440	$347,548	$347,854	$333,378	$327,607
Total loans—net of unearned income	$674,909	$671,180	$672,938	$667,034	$653,183
Allowance for loan losses—on drawn exposures	(12,336)	(12,126)	(12,354)	(12,355)	(12,366)
Total loans—net of unearned income and allowance for credit losses	$662,573	$659,054	$660,584	$654,679	$640,817
Allowance for loan losses as a percentage of total loans— net of unearned income(4)	1.84%	1.81%	1.85%	1.87%	1.91%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(4)	3.07%	3.03%	3.09%	2.96%	3.04%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(4)	0.68%	0.68%	0.67%	0.76%	0.77%

(1)	Loans secured primarily by real estate.

(2)	Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

(3)	Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

(4)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2018	2018	2018	2017	2017
Allowance for loan losses at beginning of period	$12,126	$12,354	$12,355	$12,366	$12,025
Provision for loan losses
Consumer	$1,869	$1,764	$1,881	$1,785	$2,142
Corporate	37	31	(78)	231	4
Total	$1,906	$1,795	$1,803	$2,016	$2,146
Gross credit losses
Consumer
In U.S. offices	$1,462	$1,490	$1,542	$1,426	$1,429
In offices outside the U.S.	596	599	615	611	642
Corporate
In U.S. offices	15	5	65	21	15
In offices outside the U.S.	21	15	74	221	34
Total	$2,094	$2,109	$2,296	$2,279	$2,120
Credit recoveries(1)
Consumer
In U.S. offices	$212	$255	$238	$228	$167
In offices outside the U.S.	120	128	148	151	170
Corporate
In U.S. offices	1	5	13	4	2
In offices outside the U.S.	5	17	30	16	4
Total	$338	$405	$429	$399	$343
Net credit losses
In U.S. offices	$1,264	$1,235	$1,356	$1,215	$1,275
In offices outside the U.S.	492	469	511	665	502
Total	$1,756	$1,704	$1,867	$1,880	$1,777
Other—net(2)(3)(4)(5)(6)(7)	$60	$(319)	$63	$(147)	$(28)
Allowance for loan losses at end of period	$12,336	$12,126	$12,354	$12,355	$12,366
Allowance for loan losses as a percentage of total loans(8)	1.84%	1.81%	1.85%	1.87%	1.91%
Allowance for unfunded lending commitments(9)	$1,321	$1,278	$1,290	$1,258	$1,232
Total allowance for loan losses and unfunded lending commitments	$13,657	$13,404	$13,644	$13,613	$13,598
Net consumer credit losses	$1,726	$1,706	$1,771	$1,658	$1,734
As a percentage of average consumer loans	2.11%	2.12%	2.19%	2.02%	2.11%
Net corporate credit losses (recoveries)	$30	$(2)	$96	$222	$43
As a percentage of average corporate loans	0.03%	—%	0.11%	0.27%	0.05%
Allowance by type at end of period(10)
Consumer	$9,997	$9,796	$10,039	$9,869	$9,892
Corporate	2,339	2,330	2,315	2,486	2,474
Total	$12,336	$12,126	$12,354	$12,355	$12,366

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)
The third quarter of 2018 includes a reduction of approximately $5 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $2 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the third quarter includes an increase of approximately $62 million related to FX translation.

(4)
The second quarter of 2018 includes a reduction of approximately $137 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $33 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the second quarter includes a decrease of approximately $164 million related to FX translation.

(5)
The first quarter of 2018 includes a reduction of approximately $55 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $53 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the first quarter includes an increase of approximately $118 million related to FX translation.

(6)
The fourth quarter of 2017 includes a reduction of approximately $47 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $22 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the fourth quarter includes a decrease of approximately $106 million related to FX translation.

(7)
The third quarter of 2017 includes a reduction of approximately $34 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $28 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the third quarter includes an increase of approximately $7 million related to FX translation.

(8)
September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017 exclude $4.2 billion, $3.0 billion, $4.5 billion, $4.9 billion and $4.3 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	September 30, 2018
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.4	$137.9	4.6%
North America mortgages(3)	0.5	59.8	0.8
North America other	0.3	12.8	2.3
International cards	1.4	24.4	5.7
International other(4)	1.4	90.6	1.5
Total consumer	$10.0	$325.5	3.1%
Total corporate	2.3	349.4	0.7
Total Citigroup	$12.3	$674.9	1.8%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $6.4 billion of loan loss reserves represented approximately 16 months of coincident net credit loss coverage.

(3)
Of the $0.5 billion, approximately $0.4 billion was allocated to North America mortgages in Corporate/Other. Of the $0.5 billion, approximately $0.2 billion and $0.3 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $59.8 billion in loans, approximately $57.0 billion and $2.7 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

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

(3)
Of the $0.7 billion, approximately $0.6 billion was allocated to North America mortgages in Corporate/Other. Of the $0.7 billion, approximately $0.2 billion and $0.5 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $64.2 billion in loans, approximately $60.4 billion and $3.7 billion are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

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

•
A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Payments received on corporate non-accrual loans are generally applied to loan principal and not reflected as interest income. Approximately 57%, 68% and 74% of Citi’s corporate non-accrual loans were performing at September 30, 2018, June 30, 2018 and December 31, 2017, respectively.

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

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2018	2018	2018	2017	2017
Corporate non-accrual loans(1)
North America	$679	$784	$817	$784	$915
EMEA	362	391	561	849	681
Latin America	266	204	263	280	312
Asia	233	244	27	29	146
Total corporate non-accrual loans	$1,540	$1,623	$1,668	$1,942	$2,054
Consumer non-accrual loans(1)
North America	$1,323	$1,373	$1,500	$1,650	$1,721
Latin America	764	726	791	756	791
Asia(2)	287	284	284	284	271
Total consumer non-accrual loans	$2,374	$2,383	$2,575	$2,690	$2,783
Total non-accrual loans	$3,914	$4,006	$4,243	$4,632	$4,837

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $131 million at September 30, 2018, $149 million at June 30, 2018, $126 million at March 31, 2018, $167 million at December 31, 2017 and $177 million at September 30, 2017.

(2)	Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,623	$2,383	$4,006	$2,098	$2,848	$4,946
Additions	436	758	1,194	190	1,042	1,232
Sales and transfers to HFS	(9)	(44)	(53)	(1)	(69)	(70)
Returned to performing	(14)	(136)	(150)	(2)	(133)	(135)
Paydowns/settlements	(479)	(207)	(686)	(196)	(291)	(487)
Charge-offs	(18)	(417)	(435)	(33)	(611)	(644)
Other	1	37	38	(2)	(3)	(5)
Ending balance	$1,540	$2,374	$3,914	$2,054	$2,783	$4,837

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,942	$2,690	$4,632	$2,421	$3,158	$5,579
Additions	1,889	2,410	4,299	754	2,563	3,317
Sales and transfers to held-for-sale	(37)	(197)	(234)	(83)	(286)	(369)
Returned to performing	(118)	(490)	(608)	(42)	(462)	(504)
Paydowns/settlements	(1,976)	(804)	(2,780)	(843)	(856)	(1,699)
Charge-offs	(138)	(1,243)	(1,381)	(102)	(1,452)	(1,554)
Other	(22)	8	(14)	(51)	118	67
Ending balance	$1,540	$2,374	$3,914	$2,054	$2,783	$4,837

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2018	2018	2018	2017	2017
OREO
North America	$76	$66	$70	$89	$97
EMEA	1	1	—	2	1
Latin America	25	24	29	35	30
Asia	7	10	15	18	15
Total OREO	$109	$101	$114	$144	$143
Non-accrual assets
Corporate non-accrual loans	$1,540	$1,623	$1,668	$1,942	$2,054
Consumer non-accrual loans	2,374	2,383	2,575	2,690	2,783
Non-accrual loans (NAL)	$3,914	$4,006	$4,243	$4,632	$4,837
OREO	$109	$101	$114	$144	$143
Non-accrual assets (NAA)	$4,023	$4,107	$4,357	$4,776	$4,980
NAL as a percentage of total loans	0.58%	0.60%	0.63%	0.69%	0.74%
NAA as a percentage of total assets	0.21	0.21	0.23	0.26	0.26
Allowance for loan losses as a percentage of NAL(1)	315	303	291	267	256

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Sept. 30, 2018	Dec. 31, 2017
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$226	$225
Mortgage and real estate	64	90
Financial institutions	21	33
Other	33	45
Total	$344	$393
In offices outside the U.S.
Commercial and industrial(2)	$254	$392
Mortgage and real estate	7	11
Financial institutions	—	15
Other	9	7
Total	$270	$425
Total corporate renegotiated loans	$614	$818
Consumer renegotiated loans(3)(4)(5)
In U.S. offices
Mortgage and real estate(6)	$2,698	$3,709
Cards	1,308	1,246
Installment and other	84	169
Total	$4,090	$5,124
In offices outside the U.S.
Mortgage and real estate	$320	$345
Cards	493	541
Installment and other	415	427
Total	$1,228	$1,313
Total consumer renegotiated loans	$5,318	$6,437

(1)
Includes $504 million and $715 million of non-accrual loans included in the non-accrual loans table above at September 30, 2018 and December 31, 2017, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at September 30, 2018, Citi also modified $6 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession.

(3)
Includes $1,113 million and $1,376 million of non-accrual loans included in the non-accrual loans table above at September 30, 2018 and December 31, 2017, respectively. The remaining loans are accruing interest.

(4)	Includes $19 million and $26 million of commercial real estate loans at September 30, 2018 and December 31, 2017, respectively.

(5)	Includes $94 million and $165 million of other commercial loans at September 30, 2018 and December 31, 2017, respectively.

(6)	Reduction in the nine months ended September 30, 2018 compared with December 31, 2017 includes $641 million related to TDRs sold or transferred to HFS.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2017 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-Bank and Other			Total
In billions of dollars	Sept. 30, 2018	Jun. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Jun. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Jun. 30, 2018	Sept. 30, 2017
Available cash	$105.1	$97.3	$92.7	$35.1	$27.4	$32.9	$140.2	$124.7	$125.6
U.S. sovereign	102.2	101.4	108.4	29.7	28.7	26.6	131.9	130.1	135.0
U.S. agency/agency MBS	56.4	59.5	68.1	6.5	6.7	0.6	62.9	66.2	68.7
Foreign government debt(1)	74.9	73.5	101.3	9.6	10.9	16.3	84.5	84.4	117.6
Other investment grade	0.2	0.1	0.5	1.1	1.0	1.2	1.3	1.2	1.7
Total HQLA (AVG)	$338.8	$331.8	$371.0	$82.0	$74.8	$77.6	$420.8	$406.6	$448.6

Note: The amounts set forth in the table above are presented on an average basis and reflect HQLA held at Citigroup’s operating entities, which are eligible for inclusion in Citigroup’s consolidated HQLA. For securities, the amounts represent the liquidity value that potentially could be realized and, therefore, exclude any securities that are encumbered and incorporate any haircuts that would be required for securities financing transactions.

(1)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Hong Kong, Singapore, Korea, Taiwan, India, Mexico and Brazil.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated LCR, pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities and any amounts in excess of these minimums that are assumed to be transferable to Citigroup. While available liquidity resources at operating entities generally increased, the amount of HQLA included in the table above declined year-over-year as less HQLA in the operating entities was eligible for inclusion in the consolidated metric. Sequentially, Citi’s total HQLA increased, primarily due to an increase in average cash driven by a reduction in illiquid assets and the timing of long-term debt issuance.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLBs) of which Citi is a member, which was approximately $29 billion as of September 30, 2018 (compared to $21 billion as of June 30, 2018 and $16 billion as of September 30, 2017) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.
In general, Citi’s liquidity is fungible across legal entities within its bank group. Citi’s bank subsidiaries, including Citibank, can lend to the Citi parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of September 30, 2018, the capacity available for lending to these entities under Section 23A was approximately $15 billion, unchanged from both June 30, 2018 and

September 30, 2017, subject to certain eligible non-cash collateral requirements.

Loans
The table below details the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Sept. 30, 2018	Jun. 30, 2018	Sept. 30, 2017
Global Consumer Banking
North America	$192.8	$188.8	$186.7
Latin America	26.3	25.5	26.8
Asia(1)	87.7	88.8	86.2
Total	$306.8	$303.1	$299.7
Institutional Clients Group
Corporate lending	$130.9	$135.5	$123.3
Treasury and trade solutions (TTS)	76.9	77.7	74.9
Private bank	92.8	90.7	82.6
Markets and securities services and other	45.6	43.0	40.1
Total	$346.2	$346.9	$320.9
Total Corporate/Other	$17.3	$19.7	$25.7
Total Citigroup loans (AVG)	$670.3	$669.7	$646.3
Total Citigroup loans (EOP)	$674.9	$671.2	$653.2

(1)	Includes loans in certain EMEA countries for all periods presented.

End-of-period loans increased 3% year-over-year and 1% sequentially. On an average basis, loans increased 4% year-over-year and were largely unchanged sequentially.
Excluding the impact of FX translation, average loans increased 5% year-over-year and 6% in aggregate across GCB and ICG. Average GCB loans grew 3% year-over-year, driven by growth across all regions. Average ICG loans increased 9% year-over-year, with continued momentum across businesses, including in TTS, the private bank and corporate lending.
Average Corporate/Other loans continued to decline (down 34%), driven by the wind-down of legacy assets.

Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Sept. 30, 2018	Jun. 30, 2018	Sept. 30, 2017
Global Consumer Banking
North America	$180.2	$179.9	$184.1
Latin America	29.4	28.3	28.8
Asia(1)	97.6	97.6	95.2
Total	$307.2	$305.8	$308.1
Institutional Clients Group
Treasury and trade solutions (TTS)	$456.7	$448.7	$427.8
Banking ex-TTS	124.6	125.5	122.4
Markets and securities services	86.7	88.2	84.7
Total	$668.0	$662.4	$634.9
Corporate/Other	$10.6	$18.0	$22.9
Total Citigroup deposits (AVG)	$985.7	$986.2	$965.9
Total Citigroup deposits (EOP)	$1,005.2	$996.7	$964.0

(1)	Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 4% year-over-year and 1% sequentially. On an average basis, deposits increased 2% year-over-year and were largely unchanged sequentially.
Excluding the impact of FX translation, average deposits grew 3% from the prior-year period. In GCB, deposits increased 1%, as strong growth in Asia GCB and Latin America GCB more than offset a 2% decline in North America GCB, primarily driven by a reduction in money market balances as clients transferred cash into investment accounts.
Within ICG, average deposits grew 6% year-over-year, primarily driven by continued high-quality deposit growth in TTS.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 6.9 years as of September 30, 2018, an increase from both the prior-year period (6.8 years) and the prior quarter (6.5 years).
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

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Sept. 30, 2018	Jun. 30, 2018	Sept. 30, 2017
Parent and other(1)
Benchmark debt:
Senior debt	$107.2	$107.8	$109.8
Subordinated debt	25.1	25.3	27.0
Trust preferred	1.7	1.7	1.7
Customer-related debt	35.4	34.3	30.3
Local country and other(2)	3.8	3.8	1.8
Total parent and other	$173.2	$172.9	$170.6
Bank
FHLB borrowings	$10.5	$13.7	$19.8
Securitizations(3)	27.4	28.5	28.6
CBNA benchmark senior debt	21.0	18.5	9.5
Local country and other(2)	3.2	3.2	4.2
Total bank	$62.1	$63.9	$62.1
Total long-term debt	$235.3	$236.8	$232.7
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
“Parent and other” includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of September 30, 2018, “parent and other” included $25.0 billion of long-term debt issued by Citi’s broker-dealer subsidiaries.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding increased year-over-year, primarily driven by the issuance of unsecured benchmark debt at the bank and customer-related debt at the Citigroup parent company, partially offset by declines in FHLB advances and senior unsecured benchmark debt at the parent company. Sequentially, Citi’s total long-term debt outstanding decreased modestly, primarily driven by a decline in FHLB advances, partially offset by the issuance of unsecured benchmark debt at the bank.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs and assist it in meeting regulatory changes and requirements. During the third quarter of 2018, Citi repurchased and called an aggregate of approximately $1.2 billion of its outstanding long-term debt, including early redemption of FHLB advances.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q18		2Q18		3Q17
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$4.2	$4.5	$7.2	$4.9	$2.5	$5.7
Subordinated debt	—	—	0.3	0.3	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	1.2	2.9	1.5	4.7	1.8	3.0
Local country and other	0.3	0.1	0.2	2.1	0.4	—
Total parent and other	$5.7	$7.6	$9.1	$12.0	$4.7	$8.7
Bank
FHLB borrowings	$3.3	$—	$4.5	$2.5	$1.5	$1.0
Securitizations	2.9	1.9	2.7	1.1	1.8	2.2
CBNA benchmark senior debt	—	2.5	—	3.5	—	2.2
Local country and other	0.2	0.3	0.9	0.9	0.5	0.5
Total bank	$6.4	$4.7	$8.1	$8.0	$3.8	$5.9
Total	$12.1	$12.3	$17.2	$20.0	$8.5	$14.6

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2018, as well as its aggregate expected annual long-term debt maturities as of September 30, 2018:

	Maturities 2018 YTD	Maturities
In billions of dollars		2018	2019	2020	2021	2022	2023	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$14.9	$3.5	$14.3	$8.7	$14.2	$8.0	$12.4	$46.1	$107.2
Subordinated debt	1.8	1.0	—	—	—	0.7	1.1	22.3	$25.1
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt	5.2	0.9	3.7	5.7	3.2	2.6	2.5	16.8	35.4
Local country and other	0.5	2.2	0.4	0.1	0.4	—	—	0.7	3.8
Total parent and other	$22.4	$7.6	$18.4	$14.5	$17.8	$11.3	$16.0	$87.6	$173.2
Bank
FHLB borrowings	$14.3	$1.5	$5.6	$3.4	$—	$—	$—	$—	$10.5
Securitizations	8.5	0.1	7.9	6.1	5.7	2.2	2.5	2.9	27.4
CBNA benchmark debt	—	2.2	4.7	8.7	5.0	—	—	0.4	21.0
Local country and other	2.0	0.1	0.5	1.7	0.1	0.3	0.2	0.3	3.2
Total bank	$24.8	$3.9	$18.7	$19.9	$10.8	$2.5	$2.7	$3.6	$62.1
Total long-term debt	$47.2	$11.5	$37.1	$34.4	$28.6	$13.8	$18.7	$91.2	$235.3

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
Outside of secured funding transactions, Citi’s short-term borrowings decreased 11% year-over-year and 9% sequentially, driven primarily by Citi’s continued efforts to optimize its funding profile.

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
Secured funding of $176 billion as of September 30, 2018 increased 9% from the prior-year period and declined 1% sequentially. Excluding the impact of FX translation, secured funding increased 11% from the prior-year period and declined 1% sequentially, both driven by normal business activity. Average balances for secured funding were also approximately $176 billion for the quarter ended September 30, 2018.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less-liquid securities inventory was greater than 110 days as of September 30, 2018.
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

Liquidity Coverage Ratio (LCR)
In addition to internal liquidity stress metrics that Citi has developed for a 30-day stress scenario, Citi also monitors its liquidity by reference to the LCR, as calculated pursuant to the U.S. LCR rules. The table below sets forth the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Sept. 30, 2018	Jun. 30, 2018	Sept. 30, 2017
HQLA	$420.8	$406.6	$448.6
Net outflows	350.8	341.5	365.1
LCR	120%	119%	123%
HQLA in excess of net outflows	$70.0	$65.1	$83.5

Note: The amounts are presented on an average basis.

Citi’s average LCR decreased year-over-year, driven by a decline in average HQLA, partially offset by a decline in modeled net outflows. Sequentially, Citi’s average LCR increased slightly, due to the increase in HQLA, as described above (see “High-Quality Liquid Assets” above), partially offset by an increase in modeled net outflows.

Credit Ratings
The table below sets forth the ratings for Citigroup and Citibank as of September 30, 2018. While not included in the table below, the long- and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of September 30, 2018.

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of September 30, 2018, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.4 billion, unchanged from June 30, 2018. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of September 30, 2018, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $1.2 billion, compared to $0.9 billion as of June 30, 2018.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in increased aggregate cash obligations and collateral requirements of approximately $1.6 billion, compared to $1.2 billion as of June 30, 2018 (see also Note 19 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, the liquidity resources that are eligible for inclusion in the calculation of Citi’s consolidated HQLA were approximately $339 billion for Citibank and $82 billion for Citi’s non-bank and other entities, for a total of approximately $421 billion for the quarter ended September 30, 2018. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank’s senior debt/long-term rating by S&P could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of September 30, 2018, Citibank had liquidity commitments of approximately $12.1 billion to consolidated asset-backed commercial paper conduits, compared to $12.0 billion as of June 30, 2018 (as referenced in Note 18 to the Consolidated Financial Statements).
In addition to the above-referenced liquidity resources of certain Citibank entities, Citibank could reduce the funding and liquidity risk, if any, of the potential downgrades described above through mitigating actions, including repricing or reducing certain commitments to commercial paper conduits. In the event of the potential downgrades described above, Citi believes that certain corporate customers could re-evaluate their deposit relationships with Citibank. This re-evaluation could result in clients adjusting their discretionary deposit levels or changing their depository institution, which could potentially reduce certain deposit levels at Citibank. However, Citi could choose to adjust pricing, offer alternative deposit products to its existing customers or seek to attract deposits from new customers, in addition to the mitigating actions referenced above.

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

The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars (unless otherwise noted)	Sept. 30, 2018	Jun. 30, 2018	Sept. 30, 2017
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$879	$1,046	$1,449
All other currencies	649	635	610
Total	$1,528	$1,681	$2,059
As a percentage of average interest-earning assets	0.09%	0.10%	0.12%
Estimated initial impact to AOCI (after-tax)(2)	$(4,597)	$(4,713)	$(4,206)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(31)	(32)	(48)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(212) million for a 100 bps instantaneous increase in interest rates as of September 30, 2018.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)
Results as of September 30, 2018 and June 30, 2018 reflect the impact of Tax Reform, including the lower expected effective tax rate and the impact to Citi’s DTA position. Results as of September 30, 2017 have not been restated.

The estimated impact to net interest revenue decreased on a sequential basis, reflecting changes in balance sheet composition, including increased sensitivity in deposits combined with loan growth and other actions. The decrease in the estimated impact to AOCI primarily reflected changes to the positioning of Citi Treasury’s investment securities and related interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in stockholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of September 30, 2018, Citi expects that the negative $4.6 billion impact to AOCI in such a scenario could potentially be offset over approximately 19 months.

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

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$879	$906	$47	$(56)
All other currencies	649	617	37	(37)
Total	$1,528	$1,523	$84	$(93)
Estimated initial impact to AOCI (after-tax)(1)	$(4,597)	$(2,547)	$(2,279)	$1,772
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(31)	(17)	(16)	12
Note: Each scenario assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year rate are interpolated.

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
In recent years, a number of central banks, including the European Central Bank, the Bank of Japan and the Swiss National Bank, have implemented negative interest rates, and additional governmental entities could do so in the future. While negative interest rates can adversely impact net interest revenue (as well as net interest margin), Citi has, to date, been able to partially offset the impact of negative rates in these jurisdictions through a combination of business and Citi Treasury interest rate risk mitigation activities, including applying negative rates to client accounts (for additional information on Citi Treasury’s ongoing interest rate mitigation activities, see “Market Risk—Market Risk of Non-Trading Portfolios” in Citi’s 2017 Annual Report on Form 10-K).

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of September 30, 2018, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.4 billion, or 0.9%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the Euro and the Australian dollar.

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

	For the quarter ended
In millions of dollars (unless otherwise noted)	Sept. 30, 2018	Jun. 30, 2018	Sept. 30, 2017
Change in FX spot rate(1)	(0.2)%	(5.8)%	1.1%
Change in TCE due to FX translation, net of hedges	$(354)	$(2,241)	$222
As a percentage of TCE	(0.2)%	(1.5)%	0.1%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	—	—	(3)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin

	3rd Qtr.		2nd Qtr.		3rd Qtr.		Change
In millions of dollars, except as otherwise noted	2018		2018		2017		3Q18 vs. 3Q17
Interest revenue(1)	$18,228		$17,613		$16,037		14%
Interest expense(2)	6,368		5,885		4,379		45
Net interest revenue	$11,860		$11,728		$11,658		2%
Interest revenue—average rate	4.15%		4.05%		3.77%		38	bps
Interest expense—average rate	1.83		1.73		1.33		50	bps
Net interest margin(3)	2.70		2.70		2.74		(4)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	2.67%		2.48%		1.36%		131	bps
10-year U.S. Treasury note—average rate	2.92		2.92		2.24		68	bps
10-year vs. two-year spread	25	bps	44	bps	88	bps
Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S.

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017) of $58 million, $63 million and $123 million for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

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

Citi’s net interest revenue in the third quarter of 2018 increased 2% to $11.9 billion (as set forth in the table above, also up 2% on a taxable equivalent basis) versus the prior-year period. Excluding the impact of FX translation, net interest revenue increased 5%, or approximately $520 million. This increase was primarily due to higher net interest revenue ($11.3 billion, up approximately 9% or $1.0 billion) from Citi’s core accrual activities, which are mainly driven by its deposit and lending businesses. The increase in core accrual net interest revenue was partially offset by lower trading-related net interest revenue ($0.4 billion, down approximately 47% or $0.3 billion) and lower net interest revenue associated with the wind-down of legacy assets in Corporate/Other ($0.2 billion, down approximately 45% or $0.1 billion). The increase in the core accrual net interest revenue was driven mainly by higher interest rates, loan growth and an improved loan mix.
Citi’s NIM was 2.70% on a taxable equivalent basis in the third quarter of 2018, a decrease of 4 bps from the prior- year period, driven primarily by lower trading-related NIM. Citi’s core accrual NIM was 3.60%, an increase of 12 bps versus the prior-year period, primarily driven by higher interest rates, loan growth and an improved loan mix. (Citi’s core accrual net interest revenue and core accrual NIM are non-GAAP financial measures.)

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2018	2018	2017	2018	2018	2017	2018	2018	2017
Assets
Deposits with banks(4)	$186,907	$176,151	$176,942	$629	$493	$486	1.34%	1.12%	1.09%
Federal funds sold and securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$154,120	$153,273	$136,681	$1,065	$838	$524	2.74%	2.19%	1.52%
In offices outside the U.S.(4)	114,389	118,098	108,770	360	498	334	1.25	1.69	1.22
Total	$268,509	$271,371	$245,451	$1,425	$1,336	$858	2.11%	1.97%	1.39%
Trading account assets(6)(7)
In U.S. offices	$92,034	$92,791	$98,725	$1,048	$851	$918	4.52%	3.68%	3.69%
In offices outside the U.S.(4)	112,979	117,840	105,882	614	922	555	2.16	3.14	2.08
Total	$205,013	$210,631	$204,607	$1,662	$1,773	$1,473	3.22%	3.38%	2.86%
Investments
In U.S. offices
Taxable	$227,282	$225,886	$227,680	$1,343	$1,315	$1,138	2.34%	2.34%	1.98%
Exempt from U.S. income tax	17,088	17,339	17,890	175	180	181	4.06	4.16	4.01
In offices outside the U.S.(4)	103,120	104,562	106,456	903	913	835	3.47	3.50	3.11
Total	$347,490	$347,787	$352,026	$2,421	$2,408	$2,154	2.76%	2.78%	2.43%
Loans (net of unearned income)(8)
In U.S. offices	$385,610	$382,972	$372,067	$7,331	$6,958	$6,650	7.54%	7.29%	7.09%
In offices outside the U.S.(4)	284,663	286,772	274,254	4,326	4,251	4,124	6.03	5.95	5.97
Total	$670,273	$669,744	$646,321	$11,657	$11,209	$10,774	6.90%	6.71%	6.61%
Other interest-earning assets(9)	$63,741	$69,341	$61,677	$434	$394	$292	2.70%	2.28%	1.88%
Total interest-earning assets	$1,741,933	$1,745,025	$1,687,024	$18,228	$17,613	$16,037	4.15%	4.05%	3.77%
Non-interest-earning assets(6)	$180,871	$172,077	$205,268
Total assets	$1,922,804	$1,917,102	$1,892,292

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017) of $58 million, $63 million and $123 million for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

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

(8)	Includes cash-basis loans.

(9)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2018	2018	2017	2018	2018	2017	2018	2018	2017
Liabilities
Deposits
In U.S. offices(4)	$341,679	$332,595	$318,881	$1,231	$1,041	$695	1.43%	1.26%	0.86%
In offices outside the U.S.(5)	452,197	453,025	438,561	1,349	1,203	1,080	1.18	1.07	0.98
Total	$793,876	$785,620	$757,442	$2,580	$2,244	$1,775	1.29%	1.15%	0.93%
Federal funds purchased and securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$105,194	$102,517	$93,167	$872	$796	$423	3.29%	3.11%	1.80%
In offices outside the U.S.(5)	70,638	68,556	64,897	378	428	289	2.12	2.50	1.77
Total	$175,832	$171,073	$158,064	$1,250	$1,224	$712	2.82%	2.87%	1.79%
Trading account liabilities(7)(8)
In U.S. offices	$38,385	$36,103	$32,622	$167	$140	$104	1.73%	1.56%	1.26%
In offices outside the U.S.(5)	57,746	61,048	57,187	106	96	65	0.73	0.63	0.45
Total	$96,131	$97,151	$89,809	$273	$236	$169	1.13%	0.97%	0.75%
Short-term borrowings(9)
In U.S. offices	$85,592	$84,338	$77,211	$502	$439	$234	2.33%	2.09%	1.20%
In offices outside the U.S.(5)	22,579	23,854	20,928	76	84	84	1.34	1.41	1.59
Total	$108,171	$108,192	$98,139	$578	$523	$318	2.12%	1.94%	1.29%
Long-term debt(10)
In U.S. offices	$200,199	$198,291	$198,766	$1,647	$1,620	$1,377	3.26%	3.28%	2.75%
In offices outside the U.S.(5)	5,390	4,980	4,298	40	38	28	2.94	3.06	2.58
Total	$205,589	$203,271	$203,064	$1,687	$1,658	$1,405	3.26%	3.27%	2.75%
Total interest-bearing liabilities	$1,379,599	$1,365,307	$1,306,518	$6,368	$5,885	$4,379	1.83%	1.73%	1.33%
Demand deposits in U.S. offices	$31,697	$33,737	$37,673
Other non-interest-bearing liabilities(7)	312,174	316,907	318,060
Total liabilities	$1,723,470	$1,715,951	$1,662,251
Citigroup stockholders’ equity	$198,494	$200,295	$229,017
Noncontrolling interest	840	856	1,024
Total equity	$199,334	$201,151	$230,041
Total liabilities and stockholders’ equity	$1,922,804	$1,917,102	$1,892,292
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,005,236	$983,786	$975,283	$7,307	$6,710	$7,046	2.88%	2.74%	2.87%
In offices outside the U.S.(6)	736,697	761,239	711,741	4,553	5,018	4,612	2.45	2.64	2.57
Total	$1,741,933	$1,745,025	$1,687,024	$11,860	$11,728	$11,658	2.70%	2.70%	2.74%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017) of $58 million, $63 million and $123 million for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

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

(11)	Includes allocations for capital and funding costs based on the location of the asset.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2018	2017	2018	2017	2018	2017
Assets
Deposits with banks(5)	$177,975	$165,910	$1,554	$1,156	1.17%	0.93%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$149,251	$141,723	$2,616	$1,364	2.34%	1.29%
In offices outside the U.S.(5)	115,469	105,527	1,184	984	1.37	1.25
Total	$264,720	$247,250	$3,800	$2,348	1.92%	1.27%
Trading account assets(7)(8)
In U.S. offices	$94,128	$100,214	$2,768	$2,679	3.93%	3.57%
In offices outside the U.S.(5)	116,474	101,159	2,048	1,624	2.35	2.15
Total	$210,602	$201,373	$4,816	$4,303	3.06%	2.86%
Investments
In U.S. offices
Taxable	$227,525	$224,384	$3,882	$3,258	2.28%	1.94%
Exempt from U.S. income tax	17,319	18,345	525	574	4.05	4.18
In offices outside the U.S.(5)	104,330	106,813	2,693	2,454	3.45	3.07
Total	$349,174	$349,542	$7,100	$6,286	2.72%	2.40%
Loans (net of unearned income)(9)
In U.S. offices	$382,980	$369,602	$21,021	$19,316	7.34%	6.99%
In offices outside the U.S.(5)	286,334	265,060	12,754	11,844	5.96	5.97
Total	$669,314	$634,662	$33,775	$31,160	6.75%	6.56%
Other interest-earning assets(10)	$66,614	$59,506	$1,192	$846	2.39%	1.90%
Total interest-earning assets	$1,738,399	$1,658,243	$52,237	$46,099	4.02%	3.72%
Non-interest-earning assets(7)	$176,312	$205,775
Total assets	$1,914,711	$1,864,018

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017) of $185 million and $370 million for the nine months ended September 30, 2018 and 2017, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2018	2017	2018	2017	2018	2017
Liabilities
Deposits
In U.S. offices(5)	$332,542	$310,977	$3,169	$1,795	1.27%	0.77%
In offices outside the U.S.(6)	450,546	435,704	3,652	2,998	1.08	0.92
Total	$783,088	$746,681	$6,821	$4,793	1.16%	0.86%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$102,242	$96,417	$2,272	$1,101	2.97%	1.53%
In offices outside the U.S.(6)	68,215	59,559	1,151	780	2.26	1.75
Total	$170,457	$155,976	$3,423	$1,881	2.68%	1.61%
Trading account liabilities(8)(9)
In U.S. offices	$36,161	$33,041	$434	$269	1.60%	1.09%
In offices outside the U.S.(6)	58,840	57,862	290	193	0.66	0.45
Total	$95,001	$90,903	$724	$462	1.02%	0.68%
Short-term borrowings(10)
In U.S. offices	$86,377	$72,435	$1,330	$422	2.06%	0.78%
In offices outside the U.S.(6)	23,305	22,668	242	297	1.39	1.75
Total	$109,682	$95,103	$1,572	$719	1.92%	1.01%
Long-term debt(11)
In U.S. offices	$199,471	$188,344	$4,749	$3,993	3.18%	2.83%
In offices outside the U.S.(6)	4,908	4,715	124	133	3.38	3.77
Total	$204,379	$193,059	$4,873	$4,126	3.19%	2.86%
Total interest-bearing liabilities	$1,362,607	$1,281,722	$17,413	$11,981	1.71%	1.25%
Demand deposits in U.S. offices	$33,654	$38,064
Other non-interest-bearing liabilities(8)	317,697	313,605
Total liabilities	$1,713,958	$1,633,391
Citigroup stockholders’ equity(12)	$199,874	$229,618
Noncontrolling interest	879	1,009
Total equity(12)	$200,753	$230,627
Total liabilities and stockholders’ equity	$1,914,711	$1,864,018
Net interest revenue as a percentage of average interest-earning assets
In U.S. offices	$987,592	$963,789	$20,734	$20,588	2.81%	2.86%
In offices outside the U.S.(6)	750,807	694,454	14,090	13,530	2.51	2.60
Total	$1,738,399	$1,658,243	$34,824	$34,118	2.68%	2.75%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017) of $185 million and $370 million for the nine months ended September 30, 2018 and 2017, respectively.

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

(11)	Includes stockholders' equity from discontinued operations.

(12)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	3rd Qtr. 2018 vs. 2nd Qtr. 2018			3rd Qtr. 2018 vs. 3rd Qtr. 2017
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$32	$104	$136	$29	$114	$143
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$5	$222	$227	$74	$467	$541
In offices outside the U.S.(4)	(15)	(123)	(138)	18	8	26
Total	$(10)	$99	$89	$92	$475	$567
Trading account assets(5)
In U.S. offices	$(7)	$204	$197	$(65)	$195	$130
In offices outside the U.S.(4)	(37)	(271)	(308)	38	21	59
Total	$(44)	$(67)	$(111)	$(27)	$216	$189
Investments(1)
In U.S. offices	$7	$16	$23	$(6)	$205	$199
In offices outside the U.S.(4)	(13)	3	(10)	(27)	95	68
Total	$(6)	$19	$13	$(33)	$300	$267
Loans (net of unearned income)(6)
In U.S. offices	$48	$325	$373	$248	$433	$681
In offices outside the U.S.(4)	(31)	106	75	158	44	202
Total	$17	$431	$448	$406	$477	$883
Other interest-earning assets(7)	$(34)	$74	$40	$10	$132	$142
Total interest revenue	$(45)	$660	$615	$477	$1,714	$2,191

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	3rd Qtr. 2018 vs. 2nd Qtr. 2018			3rd Qtr. 2018 vs. 3rd Qtr. 2017
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$29	$161	$190	$53	$483	$536
In offices outside the U.S.(4)	(2)	148	146	34	235	269
Total	$27	$309	$336	$87	$718	$805
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$21	$55	$76	$61	$388	$449
In offices outside the U.S.(4)	13	(63)	(50)	27	62	89
Total	$34	$(8)	$26	$88	$450	$538
Trading account liabilities(5)
In U.S. offices	$9	$18	$27	$21	$42	$63
In offices outside the U.S.(4)	(5)	15	10	1	40	41
Total	$4	$33	$37	$22	$82	$104
Short-term borrowings(6)
In U.S. offices	$7	$56	$63	$28	$240	$268
In offices outside the U.S.(4)	(4)	(4)	(8)	6	(14)	(8)
Total	$3	$52	$55	$34	$226	$260
Long-term debt
In U.S. offices	$16	$11	$27	$10	$260	$270
In offices outside the U.S.(4)	3	(1)	2	8	4	12
Total	$19	$10	$29	$18	$264	$282
Total interest expense	$85	$396	$483	$249	$1,740	$1,989
Net interest revenue	$(130)	$262	$132	$225	$(23)	$202

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Analysis of Changes in Interest Revenue, Interest Expense and Net Interest Revenue(1)(2)(3)

	Nine Months 2018 vs. Nine Months 2017
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change(2)
Deposits with banks(4)	$89	$309	$398
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$76	$1,176	$1,252
In offices outside the U.S.(4)	97	103	200
Total	$173	$1,279	$1,452
Trading account assets(5)
In U.S. offices	$(169)	$258	$89
In offices outside the U.S.(4)	260	164	424
Total	$91	$422	$513
Investments(1)
In U.S. offices	$34	$541	$575
In offices outside the U.S.(4)	(58)	297	239
Total	$(24)	$838	$814
Loans (net of unearned income)(6)
In U.S. offices	$714	$991	$1,705
In offices outside the U.S.(4)	948	(38)	910
Total	$1,662	$953	$2,615
Other interest-earning assets	$109	$237	$346
Total interest revenue	$2,100	$4,038	$6,138
Deposits(7)
In U.S. offices	$132	$1,242	$1,374
In offices outside the U.S.(4)	105	549	654
Total	$237	$1,791	$2,028
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$70	$1,101	$1,171
In offices outside the U.S.(4)	124	247	371
Total	$194	$1,348	$1,542
Trading account liabilities(5)
In U.S. offices	$27	$138	$165
In offices outside the U.S.(4)	3	94	97
Total	$30	$232	$262
Short-term borrowings
In U.S. offices	$95	$813	$908
In offices outside the U.S.(4)	8	(63)	(55)
Total	$103	$750	$853
Long-term debt
In U.S. offices	$245	$511	$756
In offices outside the U.S.(4)	5	(14)	(9)
Total	$250	$497	$747
Total interest expense	$814	$4,618	$5,432
Net interest revenue	$1,286	$(580)	$706

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2018 and 35% in 2017 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $1,006 million and $935 million for the nine months ended September 30, 2018 and 2017, respectively.

Market Risk of Trading Portfolios
For additional information on Citi’s market risk of trading portfolios, see “Market Risk—Market Risk of Trading Portfolios” in Citi’s 2017 Annual Report on Form 10-K.

Value at Risk
As of September 30, 2018, Citi estimates that the conservative features of its VAR calibration contributed an approximate 22% add-on to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets. As of June 30, 2018, the add-on was 25%.
As set forth in the table below, Citi's average trading VAR as of September 30, 2018 decreased compared to June 30, 2018. The decrease was mainly due to lower foreign exchange risk in the Markets businesses within ICG. The decrease of average trading and credit portfolio VAR was in line with the decrease in average trading VAR.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Third Quarter		Second Quarter		Third Quarter
In millions of dollars	September 30, 2018	2018 Average	June 30, 2018	2018 Average	September 30, 2017	2017 Average
Interest rate	$33	$58	$60	$61	$63	$63
Credit spread	45	42	46	47	43	44
Covariance adjustment(1)	(17)	(24)	(25)	(26)	(28)	(23)
Fully diversified interest rate and credit spread(2)	$61	$76	$81	$82	$78	$84
Foreign exchange	18	21	29	30	26	26
Equity	23	21	23	20	15	13
Commodity	17	21	16	17	20	23
Covariance adjustment(1)	(58)	(68)	(74)	(69)	(64)	(65)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$61	$71	$75	$80	$75	$81
Specific risk-only component(3)	$7	$1	$2	$3	$3	$2
Total trading VAR—general market risk factors only (excluding credit portfolios)	$54	$70	$73	$77	$72	$79
Incremental impact of the credit portfolio(4)	$11	$11	$16	$10	$8	$8
Total trading and credit portfolio VAR	$72	$82	$91	$90	$83	$89

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Third Quarter		Second Quarter		Third Quarter
	2018		2018		2017
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$33	$80	$38	$91	$33	$97
Credit spread	38	47	43	52	38	52
Fully diversified interest rate and credit spread	$61	$95	$59	$118	$59	$108
Foreign exchange	13	27	20	44	19	38
Equity	16	28	15	26	8	18
Commodity	16	27	13	22	14	31
Total trading	$56	$91	$57	$120	$58	$106
Total trading and credit portfolio	66	101	69	123	67	112
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Sept. 30, 2018
Total—all market risk factors, including general and specific risk
Average—during quarter	$71
High—during quarter	91
Low—during quarter	56

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
As of September 30, 2018, there was one back-testing exception observed for Citi’s Regulatory VAR for the prior 12 months, due to market moves triggered by political events in Italy.

Country Risk

For additional information on country risk at Citi, see “Country Risk” in Citi’s 2017 Annual Report on Form 10-K.

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by
country (excluding the U.S.) as of September 30, 2018. The total exposure as of September 30, 2018 to the top 25 countries disclosed below in combination with the U.S., would represent approximately 95% of Citi’s exposure to all countries. For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 28% of corporate loans presented in the table below are to U.K. domiciled
entities (29% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.
Approximately 83% of the total U.K. funded loans and 91% of
the total U.K. unfunded commitments were investment grade
as of September 30, 2018. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.
For a discussion of uncertainties arising as a result of the U.K.’s potential exit from the EU, see “Risk Factors—Strategic Risks” in Citigroup’s 2017 Annual Report on Form 10-K.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 3Q18	Total as of 2Q18	Total as of 3Q17	Total as a % of Citi as of 3Q18
United Kingdom	$40.3	$—	$8.3	$62.1	$11.6	$(3.4)	$5.6	$(0.8)	$123.7	$125.8	$110.2	7.7%
Mexico	9.9	26.8	0.3	7.9	0.9	(0.7)	12.4	4.4	61.9	60.2	62.8	3.9
Hong Kong	16.8	12.3	0.8	6.9	1.6	(0.2)	6.6	1.1	45.9	45.1	40.8	2.9
Singapore	13.3	12.3	0.4	5.1	1.6	(0.2)	7.9	0.6	41.0	41.2	43.8	2.6
Korea	2.1	19.0	0.2	2.8	1.2	(1.1)	8.8	0.7	33.7	35.0	34.2	2.1
Ireland	12.2	—	0.8	16.7	0.5	—	—	0.9	31.1	31.3	28.8	1.9
India	4.1	6.7	0.8	5.1	2.6	(0.8)	7.8	0.9	27.2	27.6	28.7	1.7
Brazil	12.8	—	—	3.0	4.5	(1.0)	3.2	3.4	25.9	24.4	28.0	1.6
Australia	5.1	10.0	—	6.2	1.0	(0.4)	1.8	0.4	24.1	23.2	27.0	1.5
Germany	0.1	—	0.1	4.1	3.7	(3.4)	9.3	5.8	19.7	16.8	18.6	1.2
China	7.4	4.7	0.4	1.9	1.5	(0.5)	2.8	0.6	18.8	19.5	20.8	1.2
Japan	2.9	0.1	0.1	2.5	4.4	(1.4)	4.7	5.1	18.4	15.9	18.8	1.1
Taiwan	5.1	8.9	0.1	1.1	0.4	—	1.1	1.1	17.8	19.0	18.5	1.1
Canada	2.3	0.7	0.5	7.4	2.3	(0.3)	3.1	0.4	16.4	15.8	16.0	1.0
Poland	3.7	2.0	0.1	3.8	0.1	(0.1)	4.0	0.8	14.4	13.0	13.6	0.9
Jersey	6.6	—	0.3	3.4	—	—	—	—	10.3	10.0	4.5	0.6
United Arab Emirates	5.6	1.6	0.1	2.5	0.1	(0.1)	—	—	9.8	10.2	6.7	0.6
Malaysia	1.8	4.7	0.3	1.1	0.2	(0.1)	1.3	0.3	9.6	9.7	9.1	0.6
Thailand	1.2	2.4	—	1.5	—	—	1.4	0.7	7.2	6.9	7.0	0.4
Indonesia	2.2	1.0	0.1	1.3	0.1	(0.1)	1.1	0.1	5.8	6.2	6.2	0.4
Luxembourg	—	—	—	—	0.5	(0.3)	4.1	0.8	5.1	4.9	6.1	0.3
South Africa	1.8	—	—	1.4	0.5	(0.1)	1.5	(0.1)	5.0	5.3	4.3	0.3
Philippines	0.8	1.2	—	0.4	1.1	(0.1)	1.4	0.1	4.9	5.2	3.6	0.3
Russia	1.8	0.9	—	0.8	0.1	(0.1)	0.7	(0.1)	4.1	4.6	5.0	0.3
Italy	0.2	—	—	2.3	5.0	(4.3)	—	0.5	3.7	3.2	3.1	0.2
Total												36.4%

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of September 30, 2018, private bank loans in the table above totaled $24.5 billion, concentrated in Hong Kong ($7.0 billion), Singapore ($6.8 billion) and the U.K. ($6.1 billion).

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
At September 30, 2018, Citigroup had recorded net DTAs of approximately $23.0 billion, an increase of $0.1 billion from June 30, 2018 and an increase of $0.5 billion from December 31, 2017. The increase for the quarter was primarily driven by losses in Other comprehensive income, partially offset by earnings. The increase for the nine months was primarily driven by losses in Other comprehensive income and adoption of ASU 2016-16 (see Note 1 to the Consolidated Financial Statements), partially offset by earnings.
The table below summarizes Citi’s net DTAs balance. Of Citi’s net DTAs as of September 30, 2018, those arising from net operating losses, foreign tax credit and general business credit carry-forwards are 100% deducted in calculating Citi’s regulatory capital, while DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations.
Despite the $0.5 billion increase in net DTAs from December 31, 2017, Citi was able to reduce the amount of DTAs arising from net operating losses, foreign tax credits and general business credit carry-forwards by $0.7 billion, thereby reducing the amount of DTAs that was excluded from Common Equity Tier 1 Capital from $12.3 billion to $11.6 billion as of September 30, 2018. There were no DTAs in excess of the 10%/15% limitations as of September 30, 2018, (see “Capital Resources” above). Thus, approximately $11.4 billion of net DTAs was not deducted in calculating regulatory capital pursuant to Basel III standards as of September 30, 2018, and was appropriately risk weighted as per those rules.

Jurisdiction/Component	DTAs balance
In billions of dollars	September 30, 2018	December 31, 2017
Total U.S.	$20.4	$19.9
Total foreign	2.6	2.6
Total	$23.0	$22.5

Effective Tax Rate
Citi’s effective tax rate for the third quarter of 2018 was 24.1%, as compared with 31.1% in the third quarter of 2017. The decrease in the effective tax rate was primarily due to the lower U.S. federal statutory tax rate pursuant to Tax Reform.

SEC Staff Accounting Bulletin 118
Citi’s third quarter of 2018 tax provision did not include any changes to Citi’s provisional income tax estimates recorded in the fourth quarter of 2017. The U.S. Treasury issued certain U.S. tax reform guidance through September 30, 2018 and it is anticipated that additional guidance will be issued by the end of 2018. Citi expects to complete its analysis within the one-year measurement period and record final adjustments to the provisional income tax estimates during the fourth quarter of 2018.

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
The CECL methodology represents a significant change from existing GAAP and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect that ASU 2016-13 will have on its Consolidated Financial Statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of Citi’s portfolios at the date of adoption. Based on a preliminary analysis performed in 2018 and the environment and portfolios at that time, the overall impact is estimated to be an approximate 10% to 20% increase in credit loss reserves. However, there are still some implementation questions to be resolved by the FASB that could affect the estimated impact, including (i) the amounts and types of recoveries that can be included in expected credit loss estimates and (ii) whether recovery inputs can be discounted under a non-discounted cash flow approach to estimating expected credit losses.
The ASU will be effective for Citi as of January 1, 2020. For additional information, see “Capital Resources—Regulatory Capital Treatment—Implementation and Transition of the Current Expected Credit Losses (CECL) Methodology” in the First Quarter of 2018 Form 10-Q.

Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require lessees to recognize leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective beginning January 1, 2019 and will be adopted prospectively with a cumulative adjustment to Retained earnings. The Company estimates that upon adoption, its Consolidated Balance Sheet will have an approximate $5 billion increase in assets and liabilities. Additionally, the Company estimates an approximate $140 million increase in retained earnings due to the cumulative effect of recognizing previously deferred gains on sale/leaseback transactions.

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

Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify certain disclosure requirements for fair value measurements and are effective January 1, 2020, with early adoption permitted. Adoption of this standard is not expected to have a material impact on the Company.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018 and, based on that evaluation, the CEO and CFO have concluded that at that date, Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi disclosed reportable activities pursuant to Section 219 in the second quarter of 2018 in the Second Quarter of 2018 Form 10-Q.
During the third quarter of 2018, Bank Handlowy w Warszawie S.A., a Citibank subsidiary located in Poland, processed a funds transfer involving the Iranian Embassy in Poland.  The value of  the funds transfer was EUR 100.00 (approximately USD 116.54). In addition, Citibank N.A., India Branch, processed a payment involving the Consulate General of Iran in India. The value of the payment was INR 8,200.00 (approximately USD 111.62). These payments were for visa- and passport-related fees respectively, which are permissible under the travel exemption in the Iranian Transactions and Sanctions Regulations. Citibank realized nominal fees for the processing of these payments.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations above and in Citi’s 2017 Annual Report on Form 10-K, First Quarter of 2018 Form 10-Q and Second Quarter of 2018 Form 10-Q; (ii) the factors listed and described under “Risk Factors” in Citi’s 2017 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

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

•
the ongoing regulatory and other uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, including, uncertainties and potential changes to various aspects of the regulatory capital framework, and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, strategy or organizational structure and compliance risks and costs;

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

•
Citi’s ability to achieve its expected results from ongoing investments in its businesses and efficiency initiatives, including revenue growth, as part of Citi’s operational and financial objectives and targets, including as a result of factors that Citi cannot control;

•
the potential impact from declining sales and revenues or other difficulties of any retailer or merchant with whom Citi has a co-branding or private label credit card relationship, such as Sears, including as a result of accelerated store closures, termination of a particular relationship, external factors outside the control of either party to the relationship, such as the general economic environment, or other factors, including bankruptcies, liquidations, consolidations and other similar events, and the potential negative impact any such event could have on Citi retail services, including as a result of loss of revenues, higher cost of credit, impairment of purchased credit card relationships and contract-related intangibles or other losses;

•	the potential impact to Citi’s businesses, including funding costs, level and mix of deposits and other products and net interest revenues, from ongoing increases in interest rates;

•
the potential impact to Citi’s businesses, credit costs, revenues or other results of operations and financial condition as a result of macroeconomic and geopolitical challenges and uncertainties and volatility, including, among others, potential policy and/or regulatory changes arising from a new administration in Mexico, the implementation of protectionist trade or other related policies by the U.S. and/or other countries, governmental fiscal and monetary actions, or expected actions, such as any balance sheet normalization program implemented by the Federal Reserve Board or other central banks, any agreement, or lack thereof, for the U.K. to withdraw from the European Union, or geopolitical disputes;

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

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2018	2017	2018	2017
Revenues
Interest revenue	$18,170	$15,914	$52,052	$45,729
Interest expense	6,368	4,379	17,413	11,981
Net interest revenue	$11,802	$11,535	$34,639	$33,748
Commissions and fees	$2,803	$3,241	$8,944	$9,552
Principal transactions	2,566	2,248	8,006	7,985
Administration and other fiduciary fees	911	929	2,750	2,672
Realized gains on sales of investments, net	69	213	341	626
Impairment losses on investments
Gross impairment losses	(70)	(15)	(113)	(47)
Net impairment losses recognized in earnings	$(70)	$(15)	$(113)	$(47)
Other revenue	$308	$268	$1,163	$404
Total non-interest revenues	$6,587	$6,884	$21,091	$21,192
Total revenues, net of interest expense	$18,389	$18,419	$55,730	$54,940
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,906	$2,146	$5,504	$5,487
Policyholder benefits and claims	26	28	73	81
Provision (release) for unfunded lending commitments	42	(175)	66	(190)
Total provisions for credit losses and for benefits and claims	$1,974	$1,999	$5,643	$5,378
Operating expenses
Compensation and benefits	$5,319	$5,304	$16,578	$16,301
Premises and equipment	565	608	1,728	1,832
Technology/communication	1,806	1,764	5,361	5,122
Advertising and marketing	378	417	1,170	1,222
Other operating	2,243	2,324	7,111	7,423
Total operating expenses	$10,311	$10,417	$31,948	$31,900
Income from continuing operations before income taxes	$6,104	$6,003	$18,139	$17,662
Provision for income taxes	1,471	1,866	4,356	5,524
Income from continuing operations	$4,633	$4,137	$13,783	$12,138
Discontinued operations
Loss from discontinued operations	$(8)	$(9)	$(17)	$(4)
Benefit for income taxes	—	(4)	(17)	(2)
Loss from discontinued operations, net of taxes	$(8)	$(5)	$—	$(2)
Net income before attribution of noncontrolling interests	$4,625	$4,132	$13,783	$12,136
Noncontrolling interests	3	(1)	51	41
Citigroup’s net income	$4,622	$4,133	$13,732	$12,095
Basic earnings per share(1)
Income from continuing operations	$1.74	$1.42	$5.04	$4.05
Income from discontinued operations, net of taxes	—	—	—	—
Net income	$1.73	$1.42	$5.04	$4.05
Weighted average common shares outstanding (in millions)	2,479.8	2,683.6	2,524.1	2,729.3
Diluted earnings per share(1)
Income from continuing operations	$1.74	$1.42	$5.04	$4.05
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income	$1.73	$1.42	$5.04	$4.05
Adjusted weighted average common shares outstanding (in millions)	2,481.4	2,683.7	2,525.5	2,729.5

(1)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Citigroup’s net income	$4,622	$4,133	$13,732	$12,095
Add: Citigroup's other comprehensive income
Net change in unrealized gains and losses on investment securities, net of taxes(1)(2)	$(605)	$(66)	$(2,161)	$127
Net change in debt valuation adjustment (DVA), net of taxes(1)	(287)	(123)	159	(267)
Net change in cash flow hedges, net of taxes	(74)	8	(397)	123
Benefit plans liability adjustment, net of taxes	26	(29)	415	(176)
Net change in foreign currency translation adjustment, net of taxes and hedges	(221)	218	(1,968)	2,179
Net change in excluded component of fair value hedges, net of taxes	10	—	(22)	—
Citigroup’s total other comprehensive income (loss)	$(1,151)	$8	$(3,974)	$1,986
Citigroup’s total comprehensive income	$3,471	$4,141	$9,758	$14,081
Add: Other comprehensive income attributable to noncontrolling interests	$8	$12	$(35)	$82
Add: Net income attributable to noncontrolling interests	3	(1)	51	41
Total comprehensive income	$3,482	$4,152	$9,774	$14,204

(1)	See Note 1 to the Consolidated Financial Statements.

(2)
For the three and nine months ended September 30, 2018, respectively, amount represents the net change in unrealized gains and losses on available-for-sale (AFS) debt securities. Effective January 1, 2018, the AFS category is eliminated for equity securities under ASU 2016-01.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	September 30,
	2018	December 31,
In millions of dollars	(Unaudited)	2017
Assets
Cash and due from banks (including segregated cash and other deposits)	$25,727	$23,775
Deposits with banks	173,559	156,741
Federal funds sold and securities borrowed and purchased under agreements to resell (including $178,442 and $132,949 as of September 30, 2018 and December 31, 2017, respectively, at fair value)	280,941	232,478
Brokerage receivables	40,679	38,384
Trading account assets (including $107,753 and $99,460 pledged to creditors at September 30, 2018 and December 31, 2017, respectively)	257,502	252,790
Investments:
Available-for-sale debt securities (including $7,854 and $9,493 pledged to creditors as of September 30, 2018 and December 31, 2017, respectively)	284,782	290,725
Held-to-maturity debt securities (including $1,073 and $435 pledged to creditors as of September 30, 2018 and December 31, 2017, respectively)	53,249	53,320
Equity securities (including $1,388 and $1,395 at fair value as of September 30, 2018 and December 31, 2017, respectively, of which $189 was available for sale as of December 31, 2017)	7,482	8,245
Total investments	$345,513	$352,290
Loans:
Consumer (including $21 and $25 as of September 30, 2018 and December 31, 2017, respectively, at fair value)	325,469	333,656
Corporate (including $4,218 and $4,349 as of September 30, 2018 and December 31, 2017, respectively, at fair value)	349,440	333,378
Loans, net of unearned income	$674,909	$667,034
Allowance for loan losses	(12,336)	(12,355)
Total loans, net	$662,573	$654,679
Goodwill	22,187	22,256
Intangible assets (other than MSRs)	4,598	4,588
Mortgage servicing rights (MSRs)	618	558
Other assets (including $25,151 and $18,559 as of September 30, 2018 and December 31, 2017, respectively, at fair value)	111,268	103,926
Total assets	$1,925,165	$1,842,465

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

	September 30,
	2018	December 31,
In millions of dollars	(Unaudited)	2017
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$40	$52
Trading account assets	722	1,129
Investments	2,276	2,498
Loans, net of unearned income
Consumer	48,678	54,656
Corporate	17,971	19,835
Loans, net of unearned income	$66,649	$74,491
Allowance for loan losses	(1,876)	(1,930)
Total loans, net	$64,773	$72,561
Other assets	167	154
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$67,978	$76,394
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2018	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2017
Liabilities
Non-interest-bearing deposits in U.S. offices	$111,446	$126,880
Interest-bearing deposits in U.S. offices (including $354 and $303 as of September 30, 2018 and December 31, 2017, respectively, at fair value)	351,291	318,613
Non-interest-bearing deposits in offices outside the U.S.	83,200	87,440
Interest-bearing deposits in offices outside the U.S. (including $1,086 and $1,162 as of September 30, 2018 and December 31, 2017, respectively, at fair value)	459,239	426,889
Total deposits	$1,005,176	$959,822
Federal funds purchased and securities loaned and sold under agreements to repurchase (including $48,148 and $40,638 as of September 30, 2018 and December 31, 2017, respectively, at fair value)	175,915	156,277
Brokerage payables	73,346	61,342
Trading account liabilities	147,652	125,170
Short-term borrowings (including $5,041 and $4,627 as of September 30, 2018 and December 31, 2017, respectively, at fair value)	33,770	44,452
Long-term debt (including $36,771 and $31,392 as of September 30, 2018 and December 31, 2017, respectively, at fair value)	235,270	236,709
Other liabilities (including $19,947 and $13,961 as of September 30, 2018 and December 31, 2017, respectively, at fair value)	56,173	57,021
Total liabilities	$1,727,302	$1,640,793
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of September 30, 2018—761,400 and as of December 31, 2017—770,120, at aggregate liquidation value	$19,035	$19,253
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of September 30, 2018—3,099,567,177 and as of December 31, 2017—3,099,523,273	31	31
Additional paid-in capital	107,825	108,008
Retained earnings	148,436	138,425
Treasury stock, at cost: September 30, 2018—657,430,364 shares and December 31, 2017—529,614,728 shares	(39,678)	(30,309)
Accumulated other comprehensive income (loss) (AOCI)	(38,645)	(34,668)
Total Citigroup stockholders’ equity	$197,004	$200,740
Noncontrolling interest	859	932
Total equity	$197,863	$201,672
Total liabilities and equity	$1,925,165	$1,842,465

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

	September 30,
	2018	December 31,
In millions of dollars	(Unaudited)	2017
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$12,307	$10,142
Long-term debt	27,625	30,492
Other liabilities	748	611
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$40,680	$41,245
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Preferred stock at aggregate liquidation value
Balance, beginning of period	$19,035	$19,253	$19,253	$19,253
Redemption of preferred stock	—	—	(218)	—
Balance, end of period	$19,035	$19,253	$19,035	$19,253
Common stock and additional paid-in capital
Balance, beginning of period	$107,755	$107,829	$108,039	$108,073
Employee benefit plans	98	102	(187)	(137)
Other	3	(4)	4	(9)
Balance, end of period	$107,856	$107,927	$107,856	$107,927
Retained earnings
Balance, beginning of period	$145,211	$152,178	$138,425	$146,477
Adjustment to opening balance, net of taxes(1)	—	—	(84)	(660)
Adjusted balance, beginning of period	$145,211	$152,178	$138,341	$145,817
Citigroup’s net income	4,622	4,133	13,732	12,095
Common dividends(2)	(1,127)	(865)	(2,777)	(1,755)
Preferred dividends	(270)	(272)	(860)	(893)
Other(3)	—	—	—	(90)
Balance, end of period	$148,436	$155,174	$148,436	$155,174
Treasury stock, at cost
Balance, beginning of period	$(34,413)	$(19,342)	$(30,309)	$(16,302)
Employee benefit plans(4)	6	3	477	526
Treasury stock acquired(5)	(5,271)	(5,490)	(9,846)	(9,053)
Balance, end of period	$(39,678)	$(24,829)	$(39,678)	$(24,829)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(37,494)	$(29,899)	$(34,668)	$(32,381)
Adjustment to opening balance, net of taxes(1)	—	—	(3)	504
Adjusted balance, beginning of period	$(37,494)	$(29,899)	$(34,671)	$(31,877)
Citigroup’s total other comprehensive income (loss)	(1,151)	8	(3,974)	1,986
Balance, end of period	$(38,645)	$(29,891)	$(38,645)	$(29,891)
Total Citigroup common stockholders’ equity	$177,969	$208,381	$177,969	$208,381
Total Citigroup stockholders’ equity	$197,004	$227,634	$197,004	$227,634
Noncontrolling interests
Balance, beginning of period	$874	$1,088	$932	$1,023
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	(3)	—	(3)
Transactions between Citigroup and the noncontrolling-interest shareholders	(23)	(56)	(39)	(50)
Net income attributable to noncontrolling-interest shareholders	3	—	51	41
Distributions paid to noncontrolling-interest shareholders	(2)	(44)	(38)	(44)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	8	12	(35)	82
Other	(1)	(9)	(12)	(61)
Net change in noncontrolling interests	$(15)	$(100)	$(73)	$(35)
Balance, end of period	$859	$988	$859	$988
Total equity	$197,863	$228,622	$197,863	$228,622

(1)	See Note 1 to the Consolidated Financial Statements for additional details.

(2)
Common dividends declared were $0.32 per share in the first and second quarters and $0.45 per share in the third quarter of 2018. Common dividends declared were $0.16 per share in the first and second quarters and $0.32 for the third quarter of 2017.

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

(5)	For the three and nine months ended September 30, 2018 and 2017, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2018	2017
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$13,783	$12,136
Net income attributable to noncontrolling interests	51	41
Citigroup’s net income	$13,732	$12,095
Loss from discontinued operations, net of taxes	—	(2)
Income from continuing operations—excluding noncontrolling interests	$13,732	$12,097
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Net gains on significant disposals(1)	(247)	(602)
Depreciation and amortization	2,800	2,717
Provision for loan losses	5,504	5,487
Realized gains from sales of investments	(341)	(626)
Net impairment losses on investments, goodwill and intangible assets	113	75
Change in trading account assets	(4,831)	(14,383)
Change in trading account liabilities	22,482	(1,015)
Change in brokerage receivables net of brokerage payables	9,709	(3,136)
Change in loans HFS	1,380	1,969
Change in other assets	(8,696)	(5,351)
Change in other liabilities	(848)	1,569
Other, net	(10,691)	(2,262)
Total adjustments	$16,334	$(15,558)
Net cash provided by (used in) operating activities of continuing operations	$30,066	$(3,461)
Cash flows from investing activities of continuing operations
Change in federal funds sold and securities borrowed or purchased under agreements to resell	$(48,462)	$(15,795)
Change in loans	(16,131)	(41,569)
Proceeds from sales and securitizations of loans	4,021	7,019
Purchases of investments	(129,054)	(151,362)
Proceeds from sales of investments	52,170	89,724
Proceeds from maturities of investments	82,940	67,166
Proceeds from significant disposals(1)	314	3,411
Capital expenditures on premises and equipment and capitalized software	(2,682)	(2,502)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	174	292
Other, net	147	156
Net cash used in investing activities of continuing operations	$(56,563)	$(43,460)
Cash flows from financing activities of continuing operations
Dividends paid	$(3,616)	$(2,639)
Redemption of preferred stock	(218)	—
Treasury stock acquired	(9,848)	(9,071)
Stock tendered for payment of withholding taxes	(479)	(402)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	19,638	19,461
Issuance of long-term debt	53,027	52,293
Payments and redemptions of long-term debt	(47,201)	(29,785)
Change in deposits	45,354	34,632
Change in short-term borrowings	(10,681)	7,448

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)	Nine Months Ended September 30,
In millions of dollars	2018	2017
Net cash provided by financing activities of continuing operations	$45,976	$71,937
Effect of exchange rate changes on cash and due from banks	$(709)	$599
Change in cash and due from banks and deposits with banks(2)	$18,770	$25,615
Cash, due from banks and deposits with banks at beginning of period(2)	180,516	160,494
Cash, due from banks and deposits with banks at end of period(2)	$199,286	$186,109
Cash and due from banks	$25,727	$22,604
Deposits with banks	173,559	163,505
Cash, due from banks and deposits with banks at end of period	$199,286	$186,109
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$3,261	$2,714
Cash paid during the period for interest	16,278	11,604
Non-cash investing activities
Transfers to loans HFS from loans	$3,300	$3,800
Transfers to OREO and other repossessed assets	94	85

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of September 30, 2018 and for the three- and nine-month periods ended September 30, 2018 and 2017 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (2017 Annual Report on Form 10-K) and Citigroup’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2018 (Second Quarter of 2018 Form 10-Q) and March 31, 2018 (First Quarter of 2018 Form 10-Q).
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
The Company has retrospectively adopted this standard as of January 1, 2018 and as a result was required to report amounts paid to third parties where Citi is principal to the contract within Operating expenses. The adoption resulted in an increase in both revenue and expenses of approximately $250 million for the three-month period ended September 30, 2018 and approximately $750 million for the nine-month period ended September 30, 2018, respectively, while increasing approximately $1 billion for the year ended December 31, 2017 with similar amounts for prior periods. Prior to adoption, these expense amounts were reported as contra revenue primarily within Commissions and fees and Administration and other fiduciary fees revenue. Accordingly, prior periods have been reclassified to conform to the new presentation.
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

Changes in Accounting for Pension and Postretirement (Benefit) Expense
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the income statement presentation of net benefit expense and requires restating the Company’s financial statements for each of the earlier periods presented in Citi’s annual and interim financial statements. The change in presentation was effective for annual and interim periods starting January 1, 2018. The ASU requires that only the service cost component of net benefit expense be included in Compensation and benefits on the income statement. The other components of net benefit expense are required to be presented outside of Compensation and benefits and are presented in Other operating expenses. Since both of these income statement line items are part of Operating expenses, total Operating expenses and Net income will not change. This change in presentation did not have a material effect on Compensation and benefits and Other operating expenses and is applied prospectively. The components of the net benefit expense are currently disclosed in Note 8 to the Consolidated Financial Statements.
 The new standard also changes the components of net benefit expense that are eligible for capitalization when employee costs are capitalized in connection with various activities, such as internally developed software, construction-in-progress and loan origination costs. Prospectively from January 1, 2018, only the service cost component of net benefit expense may be capitalized.  Existing capitalized balances are not affected. This change in amounts eligible for capitalization does not have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

Hedging
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU requires the change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item and also requires expanded disclosures. Citi adopted this standard on January 1, 2018 and transferred approximately $4 billion of pre-payable mortgage-backed securities and municipal bonds from held-to-maturity (HTM) into available-for-sale (AFS) securities classification as permitted as a one-time transfer upon adoption of the standard, as these assets were deemed to be eligible to be hedged under the last of layer hedge strategy. The impact to opening retained earnings was immaterial. See Note 19 to the Consolidated Financial Statements for more information.

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
The ASUs require entities to present separately in AOCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASUs also require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating the AFS category for equity investments. However, Federal Reserve Bank and Federal Home Loan Bank stock, as well as certain exchange seats, will continue to be presented at cost. The

ASUs also provide an instrument-by-instrument election to measure non-marketable equity investments using a measurement alternative. Under the measurement alternative, the investment is carried at cost plus or minus changes resulting from observable prices in orderly transactions for the identical or a similar investment of the same issuer. Equity securities under the measurement alternative are also assessed for impairment. Finally, the ASUs require that fair value disclosures for financial instruments not measured at fair value on the balance sheet be presented at their exit prices (e.g., held-for-investment loans).
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
The other provisions of ASU 2016-01, as discussed above, were effective on January 1, 2018. Citi has adopted both ASU 2016-01 and ASU 2018-03 as of January 1, 2018. Accordingly, as of the first quarter of 2018, the changes to accounting for equity securities and fair value disclosures have been reflected in Citigroup’s financial statements. The impact of adopting the change to AFS equity securities resulted in a cumulative catch-up reclassification from AOCI to Retained earnings of an accumulated after-tax gain of approximately $3 million at January 1, 2018. Citi elected the measurement alternative for all non-marketable equity investments that no longer qualify for cost measurement under the ASUs. This provision in the ASUs was adopted prospectively. Financial statements for periods prior to 2018 were not subject to restatement under the provisions of the ASUs. For additional information, see Notes 12, 17 and 20 to the Consolidated Financial Statements.

Statement of Cash Flows
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires that companies present cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents (restricted cash) when reconciling beginning-of-period and end-of-period totals on the Statement of Cash Flows. In connection with the adoption of the ASU, Citigroup also changed its definition of cash and cash equivalents to include all of Cash and due from banks and predominately all of Deposits with banks. The Company has retrospectively adopted this ASU as of January 1, 2018 and as a result Net cash provided by investing activities of continuing operations on the

Statement of Cash Flows increased by $26.1 billion for the nine months ended September 30, 2017.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification and presentation of certain cash receipts and payments on the Statement of Cash Flows. The Company has retrospectively adopted this ASU as of January 1, 2018, which resulted in immaterial changes to Citi’s Consolidated Statement of Cash Flows.

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
Citi early adopted the ASU in the second quarter of 2017, with an effective date of January 1, 2017. Adoption of the ASU is on a modified retrospective basis through a cumulative effect adjustment to Retained earnings as of the beginning of the year of adoption. Adoption of the ASU primarily affected Citi’s AFS and HTM portfolios of callable state and municipal debt securities. The ASU adoption resulted in a net reduction to total stockholders’ equity of $156 million (after-tax), effective as of January 1, 2017. This amount is composed of a reduction of approximately $660 million to Retained earnings for the incremental amortization of purchase premiums and cumulative hedge adjustments generated under fair value hedges of these callable debt securities, offset by an increase to AOCI of $504 million related to the cumulative fair value hedge adjustments reclassified to Retained earnings for AFS debt securities.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Summary of Discontinued Operations
Citi sold its German retail banking operations and Egg Banking plc credit card business in 2008 and 2011, respectively. Residual items from these disposals are summarized below. All Discontinued operations results are recorded within Corporate/Other.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Total revenues, net of interest expense	$—	$—	$—	$—
Loss from discontinued operations	$(8)	$(9)	$(17)	$(4)
Benefit for income taxes	—	(4)	(17)	(2)
Loss from discontinued operations, net of taxes	$(8)	$(5)	$—	$(2)

Cash flows for discontinued operations were not material for the periods presented.

Significant Disposals
During the third quarter of 2018, one previously disclosed significant disposal transaction was completed as summarized below. There were no new significant disposal transactions during the three and nine months ended September 30, 2018. For a description of the Company’s significant disposal transactions and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

Sale of Mexico Asset Management Business
On September 21, 2018, Citi completed the sale of its Mexico asset management business, which was part of Latin America Global Consumer Banking (GCB). As part of the sale, Citi derecognized net assets of $96 million, including goodwill of $32 million, already classified as held-for-sale beginning in the fourth quarter of 2017. The transaction resulted in a pretax gain on sale of approximately $250 million (approximately $150 million after-tax) recorded in Other revenue in the third quarter of 2018.
Income before taxes, excluding the pretax gain on sale, of the divested business was immaterial for the periods presented. Going forward, revenues in Latin America GCB will reflect the loss of ongoing operating revenues from the Mexico asset management business. However, this impact should be partially offset by lower operating expenses related to the asset management business, as well as expected growth in distribution revenues resulting from the transaction over time.

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the following business segments: GCB and Institutional Clients Group (ICG). In addition, Corporate/Other includes activities not assigned to a specific business segment, as well as certain North America and international loan portfolios, discontinued operations and other legacy assets.
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
The following table presents certain information regarding the Company’s continuing operations by segment:

	Three Months Ended September 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2018	2017	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Global Consumer Banking	$8,654	$8,470	$493	$635	$1,567	$1,170	$427	$428
Institutional Clients Group	9,241	9,430	862	1,394	3,117	3,062	1,404	1,336
Corporate/Other	494	519	116	(163)	(51)	(95)	94	78
Total	$18,389	$18,419	$1,471	$1,866	$4,633	$4,137	$1,925	$1,842

(1)
Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $8.5 billion and $8.9 billion; in EMEA of $2.9 billion and $2.7 billion; in Latin America of $2.7 billion and $2.5 billion; and in Asia of $3.8 billion and $3.8 billion for the three months ended September 30, 2018 and 2017, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $1.9 billion and $2.2 billion; in the ICG results of $71 million and $(164) million; and in the Corporate/Other results of $(30) million and $(50) million for the three months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)
In millions of dollars	2018	2017	2018	2017	2018	2017
Global Consumer Banking	$25,337	$24,389	$1,357	$1,863	$4,240	$3,296
Institutional Clients Group	28,780	28,170	2,890	4,096	9,683	8,853
Corporate/Other	1,613	2,381	109	(435)	(140)	(11)
Total	$55,730	$54,940	$4,356	$5,524	$13,783	$12,138

(1)
Includes total revenues, net of interest expense, in North America of $25.4 billion and $26.0 billion; in EMEA of $9.1 billion and $8.4 billion; in Latin America of $7.8 billion and $7.2 billion; and in Asia of $11.8 billion and $10.9 billion for the nine months ended September 30, 2018 and 2017, respectively. Regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $5.7 billion and $5.8 billion; in the ICG results of $55 million and $(282) million; and in Corporate/Other results of $(155) million and $(130) million for the nine months ended September 30, 2018 and 2017, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Interest revenue
Loan interest, including fees	$11,639	$10,745	$33,721	$31,082
Deposits with banks	629	486	1,554	1,156
Federal funds sold and securities borrowed or purchased under agreements to resell	1,425	858	3,800	2,348
Investments, including dividends	2,388	2,104	6,996	6,122
Trading account assets(1)	1,655	1,429	4,789	4,175
Other interest	434	292	1,192	846
Total interest revenue	$18,170	$15,914	$52,052	$45,729
Interest expense
Deposits(2)	$2,580	$1,775	$6,821	$4,793
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,250	712	3,423	1,881
Trading account liabilities(1)	273	169	724	462
Short-term borrowings	578	318	1,572	719
Long-term debt	1,687	1,405	4,873	4,126
Total interest expense	$6,368	$4,379	$17,413	$11,981
Net interest revenue	$11,802	$11,535	$34,639	$33,748
Provision for loan losses	1,906	2,146	5,504	5,487
Net interest revenue after provision for loan losses	$9,896	$9,389	$29,135	$28,261

(1)	Interest expense on Trading account liabilities is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $311 million and $301 million for the three months ended September 30, 2018 and 2017, respectively, and $1,006 million and $935 million for the nine months ended September 30, 2018 and 2017, respectively.

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
Brokerage commissions primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sales of mutual funds and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Brokerage commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally on trade-execution date. Gains or losses, if any, on these transactions are included in Principal transactions (see Note 6 to the Consolidated Financial Statements). Sales of certain investment products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the product is not recognized until the variable consideration becomes fixed. The Company recognized $130 million and $107 million of revenue related to such variable consideration for the three months ended September 30, 2018 and 2017, respectively, and $402 million and $302 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.

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
Transactional service fees primarily consist of fees charged for processing services such as cash management, global payments, clearing, international funds transfer and other trade services. Such fees are recognized as/when the associated service is satisfied, which normally occurs at the point in time the service is requested by the customer and provided by Citi.
Insurance distribution revenue consists of commissions earned from third-party insurance companies for marketing and selling insurance policies on behalf of such entities. Such commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally when the insurance policy is sold to the policyholder. Sales of certain insurance products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the policy is not recognized until the variable consideration becomes determinable. The Company recognized $92 million and $115 million for the three months ended September 30, 2018 and 2017, respectively, and $296 million and $342 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts primarily relate to performance obligations in prior periods.
Insurance premiums consist of premium income from insurance policies that Citi has underwritten and sold to policyholders.

The following tables present Commissions and fees revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018				2018
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$856	$—	$—	$856	$2,695	$—	$—	$2,695
Brokerage commissions	453	199	—	652	1,510	654	—	2,164
Credit- and bank-card income
Interchange fees	268	2,063	1	2,332	804	5,963	11	6,778
Card-related loan fees	16	172	—	188	47	474	12	533
Card rewards and partner payments	(125)	(2,130)	—	(2,255)	(375)	(6,070)	(11)	(6,456)
Deposit-related fees(1)	239	160	—	399	711	503	1	1,215
Transactional service fees	171	22	1	194	543	64	4	611
Corporate finance(2)	145	1	—	146	506	4	—	510
Insurance distribution revenue(3)	3	144	(4)	143	13	429	6	448
Insurance premiums(3)	—	31	(2)	29	—	96	(4)	92
Loan servicing	42	27	8	77	118	89	31	238
Other	10	29	3	42	20	90	6	116
Total commissions and fees(4)	$2,078	$718	$7	$2,803	$6,592	$2,296	$56	$8,944

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017				2017
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$961	$—	$—	$961	$2,840	$—	$—	$2,840
Brokerage commissions	459	222	1	682	1,431	615	3	2,049
Credit- and bank-card income
Interchange fees	242	1,912	24	2,178	705	5,507	87	6,299
Card-related loan fees	13	172	13	198	39	526	41	606
Card rewards and partner payments	(105)	(1,822)	(8)	(1,935)	(316)	(5,352)	(49)	(5,717)
Deposit-related fees(1)	249	188	4	441	696	554	12	1,262
Transactional service fees	185	21	11	217	556	74	44	674
Corporate finance(2)	183	2	—	185	616	4	—	620
Insurance distribution revenue(3)	5	142	17	164	10	425	58	493
Insurance premiums(3)	—	32	(1)	31	—	97	(4)	93
Loan servicing	38	25	25	88	109	79	89	277
Other	2	25	4	31	(36)	64	28	56
Total commissions and fees(4)	$2,232	$919	$90	$3,241	$6,650	$2,593	$309	$9,552

(1)
Includes overdraft fees of $33 million and $35 million for the three months ended September 30, 2018 and 2017, respectively, and $95 million and $101 million for the nine months ended September 30, 2018 and 2017, respectively. Overdraft fees are accounted for under ASC 310.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.

(3)	Previously reported as insurance premiums on the Consolidated Statement of Income.

(4)
Commissions and fees includes $(1,774) million and $(1,398) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended September 30, 2018 and 2017, respectively, and $(4,967) million and $(4,023) million for the nine months ended September 30, 2018 and 2017, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees are primarily composed of custody fees and fiduciary fees.
The custody product is composed of numerous services related to the administration, safekeeping and reporting for both U.S. and non-U.S. denominated securities. The services offered to clients include trade settlement, safekeeping, income collection, corporate action notification, record-keeping and reporting, tax reporting and cash management. These services are provided for a wide range of securities, including but not limited to equities, municipal and corporate bonds, mortgage-backed and asset-backed securities, money market instruments, U.S. Treasuries and agencies, derivative instruments, mutual funds, alternative investments and precious metals. Custody fees are recognized as/when the associated promised service is satisfied, which normally occurs at the point in time the service is requested by the customer and provided by Citi.
Fiduciary fees consist of trust services and investment management services. As an escrow agent, Citi receives, safe-

keeps, services and manages clients’ escrowed assets such as cash, securities, property (including intellectual property), contracts or other collateral. Citi performs its escrow agent duties by safekeeping the funds during the specified time period agreed upon by all parties and therefore earns its revenue evenly during the contract duration.
Investment management services consist of managing assets on behalf of Citi’s retail and institutional clients. Revenue from these services primarily consists of asset-based fees for advisory accounts, which are based on the market value of the client’s assets and recognized monthly, when the market value is fixed. In some instances, the Company contracts with third-party advisors and with third-party custodians. The Company has determined that it acts as principal in the majority of these transactions and therefore presents the amounts paid to third parties gross within Other operating expenses.
The following table presents Administration and other fiduciary fees:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018				2018
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$371	$41	$18	$430	$1,138	$133	$50	$1,321
Fiduciary fees	160	158	12	330	492	455	31	978
Guarantee fees	136	14	1	151	403	43	5	451
Total administration and other fiduciary fees(1)	$667	$213	$31	$911	$2,033	$631	$86	$2,750

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017				2017
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$397	$44	$14	$455	$1,135	$123	$41	$1,299
Fiduciary fees	149	157	18	324	437	431	59	927
Guarantee fees	134	13	3	150	400	39	7	446
Total administration and other fiduciary fees(1)	$680	$214	$35	$929	$1,972	$593	$107	$2,672

(1)
Administration and other fiduciary fees includes $151 million and $150 million for the three months ended September 30, 2018 and 2017, respectively, and $451 million and $446 million for the nine months ended September 30, 2018 and 2017, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These amounts include guarantee fees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Interest rate risks(1)	$1,403	$1,180	$4,576	$4,421
Foreign exchange risks(2)	467	606	1,387	1,942
Equity risks(3)	311	154	997	440
Commodity and other risks(4)	244	112	544	434
Credit products and risks(5)	141	196	502	748
Total	$2,566	$2,248	$8,006	$7,985

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

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Benefits earned during the period	$—	$1	$35	$38	$—	$—	$2	$3
Interest cost on benefit obligation	132	131	73	76	6	9	26	27
Expected return on plan assets	(210)	(217)	(71)	(77)	(4)	(2)	(22)	(24)
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)	—	—	(2)	(2)
Net actuarial loss	39	45	14	15	—	—	7	8
Curtailment loss(1)	—	1	—	—	—	—	—	—
Settlement loss(1)	—	—	—	4	—	—	—	—
Total net (benefit) expense	$(39)	$(39)	$50	$55	$2	$7	$11	$12

(1)	Losses due to curtailment and settlement relate to repositioning and divestiture activities.

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Benefits earned during the period	$1	$2	$111	$112	$—	$—	$7	$7
Interest cost on benefit obligation	381	406	220	221	19	20	77	76
Expected return on plan assets	(634)	(650)	(221)	(223)	(10)	(5)	(67)	(67)
Amortization of unrecognized:
Prior service benefit	—	1	(3)	(3)	—	—	(7)	(7)
Net actuarial loss	128	129	41	46	—	—	22	25
Curtailment loss(1)	1	4	—	—	—	—	—	—
Settlement loss(1)	—	—	5	8	—	—	—	—
Total net (benefit) expense	$(123)	$(108)	$153	$161	$9	$15	$32	$34

(1)	Losses due to curtailment and settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following tables summarize the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Nine Months Ended September 30, 2018
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$14,040	$7,433	$699	$1,261
Plans measured annually	(28)	(1,987)	—	(334)
Projected benefit obligation at beginning of year—Significant Plans	$14,012	$5,446	$699	$927
First quarter activity	(576)	151	(32)	89
Second quarter activity	(595)	(344)	—	(65)
Projected benefit obligation at June 30, 2018—Significant Plans	$12,841	$5,253	$667	$951
Benefits earned during the period	—	20	—	2
Interest cost on benefit obligation	132	60	6	23
Actuarial gain	(60)	(59)	—	(61)
Benefits paid, net of participants’ contributions and government subsidy	(217)	(68)	(15)	(14)
Foreign exchange impact and other	—	48	—	48
Projected benefit obligation at period end—Significant Plans	$12,696	$5,254	$658	$949

	Nine Months Ended September 30, 2018
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$12,725	$7,128	$262	$1,119
Plans measured annually	—	(1,305)	—	(10)
Plan assets at fair value at beginning of year—Significant Plans	$12,725	$5,823	$262	$1,109
First quarter activity	(349)	115	(21)	58
Second quarter activity	(220)	(328)	(4)	(78)
Plan assets at fair value at June 30, 2018—Significant Plans	$12,156	$5,610	$237	$1,089
Actual return on plan assets	123	7	1	23
Company contributions, net of reimbursements	13	15	153	—
Benefits paid, net of participants’ contributions and government subsidy	(217)	(68)	(15)	(14)
Foreign exchange impact and other	—	40	—	56
Plan assets at fair value at period end—Significant Plans	$12,075	$5,604	$376	$1,154
Funded status of the Significant Plans
Qualified plans(1)	$36	$350	$(282)	$205
Nonqualified plans	(657)	—	—	—
Funded status of the plans at period end—Significant Plans	$(621)	$350	$(282)	$205
Net amount recognized at period end
Benefit asset	$36	$850	$—	$205
Benefit liability	(657)	(500)	(282)	—
Net amount recognized on the balance sheet—Significant Plans	$(621)	$350	$(282)	$205
Amounts recognized in AOCI at period end
Prior service benefit	$—	$25	$—	$80
Net actuarial (loss) gain	(6,313)	(807)	77	(284)
Net amount recognized in equity (pretax)—Significant Plans	$(6,313)	$(782)	$77	$(204)
Accumulated benefit obligation at period end—Significant Plans	$12,689	$4,980	$658	$949

(1)
The U.S. qualified pension plan is fully funded pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2018 and no minimum required funding is expected for 2018.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Beginning of period balance, net of tax(1)(2)	$(5,794)	$(6,183)
Actuarial assumptions changes and plan experience	181	1,300
Net asset loss due to difference between actual and expected returns	(140)	(919)
Net amortization	49	161
Curtailment/settlement gain(3)	—	6
Foreign exchange impact and other	(35)	1
Change in deferred taxes, net	(29)	(134)
Change, net of tax	$26	$415
End of period balance, net of tax(1)(2)	$(5,768)	$(5,768)

(1)	See Note 17 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Gains due to curtailment and settlement relate to repositioning and divestiture activities.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Sept. 30, 2018	Jun. 30, 2018
U.S. plans
Qualified pension	4.25%	3.95%
Nonqualified pension	4.25	3.95
Postretirement	4.20	3.90
Non-U.S. plans
Pension	0.80-10.70	0.75-9.90
Weighted average	4.88	4.86
Postretirement	9.50	9.50

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
U.S. plans
Qualified pension	4.30%	4.25%	3.95%
Nonqualified pension	4.30	4.25	3.95
Postretirement	4.20	4.20	3.90
Non-U.S. plans
Pension	0.95-10.75	0.80-10.70	0.75-9.90
Weighted average	5.08	4.88	4.86
Postretirement	10.10	9.50	9.50

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended September 30, 2018
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$5	$(8)
Non-U.S. plans	(3)	5
Postretirement
U.S. plans	—	(1)
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first nine months of 2018.

The following table summarizes the Company’s actual contributions for the nine months ended September 30, 2018 and 2017, as well as estimated expected Company contributions for the remainder of 2018 and the actual contributions made for the remainder of 2017:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Company contributions(2) for the nine months ended September 30	$42	$90	$143	$109	$159	$30	$7	$7
Company contributions made during the remainder of the year	—	15	—	26	—	146	—	3
Company contributions expected to be made during the remainder of the year	15	—	33	—	2	—	2	—

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
U.S. plans	$90	$95	$293	$293
Non-U.S. plans	68	68	216	203

Post Employment Plans
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Interest cost on benefit obligation	$—	$—	$1	$1
Expected return on plan assets	—	—	(1)	—
Amortization of unrecognized:
Prior service benefit	(8)	(8)	(23)	(23)
Net actuarial loss	1	1	2	2
Total service- related benefit	$(7)	$(7)	$(21)	$(20)
Non-service- related expense	$4	$9	$7	$21
Total net (benefit) expense	$(3)	$2	$(14)	$1

9.   EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2018	2017	2018	2017
Income from continuing operations before attribution of noncontrolling interests	$4,633	$4,137	$13,783	$12,138
Less: Noncontrolling interests from continuing operations	3	(1)	51	41
Net income from continuing operations (for EPS purposes)	$4,630	$4,138	$13,732	$12,097
Loss from discontinued operations, net of taxes	(8)	(5)	—	(2)
Citigroup's net income	$4,622	$4,133	$13,732	$12,095
Less: Preferred dividends(1)	270	272	860	893
Net income available to common shareholders	$4,352	$3,861	$12,872	$11,202
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	51	53	151	156
Net income allocated to common shareholders for basic EPS	$4,301	$3,808	$12,721	$11,046
Net income allocated to common shareholders for diluted EPS	4,301	3,808	12,721	11,046
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,479.8	2,683.6	2,524.1	2,729.3
Effect of dilutive securities(2)
Options(3)	0.2	0.1	0.1	0.1
Other employee plans	1.4	—	1.3	—
Adjusted weighted-average common shares outstanding applicable to diluted EPS(4)	2,481.4	2,683.7	2,525.5	2,729.5
Basic earnings per share(5)
Income from continuing operations	$1.74	$1.42	$5.04	$4.05
Discontinued operations	—	—	—	—
Net income	$1.73	$1.42	$5.04	$4.05
Diluted earnings per share(5)
Income from continuing operations	$1.74	$1.42	$5.04	$4.05
Discontinued operations	—	—	—	—
Net income	$1.73	$1.42	$5.04	$4.05

(1)
As of September 30, 2018, Citi estimates it will distribute preferred dividends of approximately $313 million during the remainder of 2018, assuming such dividends are declared by the Citi Board of Directors. During the first nine months of 2018, Citi redeemed all of its 3.8 million Series AA preferred shares for $96.8 million and all of its 4.9 million Series E preferred shares for $121.3 million. All preferred shares were redeemed at par value. Citi redeemed all of its 23 million Series C preferred shares for $575 million in October 2018.

(2)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $103.82 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in the three and nine months ended September 30, 2018 and 2017 because they were anti-dilutive.

(3)
During the third quarters of 2018 and 2017, weighted-average options to purchase 0.5 million and 0.8 million shares of common stock, respectively, were outstanding, but not included in the computation of earnings per share because the weighted-average exercise prices of $142.30 and $206.70 per share, respectively, were anti-dilutive.

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
Federal funds sold and securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2018	December 31, 2017
Federal funds sold	$20	$—
Securities purchased under agreements to resell	152,889	130,984
Deposits paid for securities borrowed	128,032	101,494
Total(1)	$280,941	$232,478

Federal funds purchased and securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2018	December 31, 2017
Federal funds purchased	$117	$326
Securities sold under agreements to repurchase	161,987	142,646
Deposits received for securities loaned	13,811	13,305
Total(1)	$175,915	$156,277

(1)
The above tables do not include securities-for-securities lending transactions of $19.9 billion and $14.0 billion at September 30, 2018 and December 31, 2017, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.

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

	As of September 30, 2018
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$248,802	$95,913	$152,889	$121,141	$31,748
Deposits paid for securities borrowed	128,032	—	128,032	29,461	98,571
Total	$376,834	$95,913	$280,921	$150,602	$130,319

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$257,900	$95,913	$161,987	$87,917	$74,070
Deposits received for securities loaned	13,811	—	13,811	4,730	9,081
Total	$271,711	$95,913	$175,798	$92,647	$83,151

	As of December 31, 2017
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$204,460	$73,476	$130,984	$103,022	$27,962
Deposits paid for securities borrowed	101,494	—	101,494	22,271	79,223
Total	$305,954	$73,476	$232,478	$125,293	$107,185

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$216,122	$73,476	$142,646	$73,716	$68,930
Deposits received for securities loaned	13,305	—	13,305	4,079	9,226
Total	$229,427	$73,476	$155,951	$77,795	$78,156

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes federal funds sold/purchased. See tables above.

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

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity:

	As of September 30, 2018
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$121,109	$59,246	$30,558	$46,987	$257,900
Deposits received for securities loaned	7,091	307	3,200	3,213	13,811
Total	$128,200	$59,553	$33,758	$50,200	$271,711

	As of December 31, 2017
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$82,073	$68,372	$33,846	$31,831	$216,122
Deposits received for securities loaned	9,946	266	1,912	1,181	13,305
Total	$92,019	$68,638	$35,758	$33,012	$229,427

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral:

	As of September 30, 2018
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$95,116	$110	$95,226
State and municipal securities	2,803	—	2,803
Foreign government securities	94,306	301	94,607
Corporate bonds	22,247	545	22,792
Equity securities	18,759	11,982	30,741
Mortgage-backed securities	15,088	—	15,088
Asset-backed securities	6,513	—	6,513
Other	3,068	873	3,941
Total	$257,900	$13,811	$271,711

	As of December 31, 2017
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$58,774	$—	$58,774
State and municipal securities	1,605	—	1,605
Foreign government securities	89,576	105	89,681
Corporate bonds	20,194	657	20,851
Equity securities	20,724	11,907	32,631
Mortgage-backed securities	17,791	—	17,791
Asset-backed securities	5,479	—	5,479
Other	1,979	636	2,615
Total	$216,122	$13,305	$229,427

11. BROKERAGE RECEIVABLES AND BROKERAGE
PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	September 30, 2018	December 31, 2017
Receivables from customers	$15,195	$19,215
Receivables from brokers, dealers and clearing organizations	25,484	19,169
Total brokerage receivables(1)	$40,679	$38,384
Payables to customers	$41,414	$38,741
Payables to brokers, dealers and clearing organizations	31,932	22,601
Total brokerage payables(1)	$73,346	$61,342

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

Overview
Citi adopted ASU 2016-01 and ASU 2018-03 as of January 1, 2018. The ASUs require fair value changes on marketable equity securities to be recognized in earnings. The available-for-sale category was eliminated for equity securities. Also, non-marketable equity securities are required to be measured at fair value with changes in fair value recognized in earnings unless (i) the measurement alternative is elected or (ii) the investment represents Federal Reserve Bank and Federal Home Loan Bank stock or certain exchange seats that continue to be carried at cost. See Note 1 to the Consolidated Financial Statements for additional details.

The following tables present Citi’s investments by category:

In millions of dollars	September 30, 2018

Debt securities available-for-sale (AFS)	$284,782
Debt securities held-to-maturity (HTM)(1)	53,249
Marketable equity securities carried at fair value(2)	260
Non-marketable equity securities carried at fair value(2)	1,128
Non-marketable equity securities measured using the measurement alternative(3)	452
Non-marketable equity securities carried at cost(4)	5,642
Total investments	$345,513

In millions of dollars	December 31, 2017

Securities available-for-sale (AFS)	$290,914
Debt securities held-to-maturity (HTM)(1)	53,320
Non-marketable equity securities carried at fair value(2)	1,206
Non-marketable equity securities carried at cost(4)	6,850
Total investments	$352,290

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses are recognized in earnings.

(3)	Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings.

(4)	Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Taxable interest	$2,195	$1,922	$6,395	$5,545
Interest exempt from U.S. federal income tax	130	129	392	412
Dividend income	63	53	209	165
Total interest and dividend income	$2,388	$2,104	$6,996	$6,122

The following table presents realized gains and losses on the sales of investments, which excludes OTTI losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Gross realized investment gains	$153	$293	$550	$840
Gross realized investment losses	(84)	(80)	(209)	(214)
Net realized gains on sale of investments	$69	$213	$341	$626

Securities Available-for-Sale
The amortized cost and fair value of AFS securities were as follows:

	September 30, 2018				December 31, 2017
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$46,675	$61	$1,575	$45,161	$42,116	$125	$500	$41,741
Prime	—	—	—	—	11	6	—	17
Alt-A	1	—	—	1	26	90	—	116
Non-U.S. residential	1,620	7	1	1,626	2,744	13	6	2,751
Commercial	233	1	3	231	334	—	2	332
Total mortgage-backed securities	$48,529	$69	$1,579	$47,019	$45,231	$234	$508	$44,957
U.S. Treasury and federal agency securities
U.S. Treasury	$108,509	$28	$1,949	$106,588	$108,344	$77	$971	$107,450
Agency obligations	9,752	—	197	9,555	10,813	7	124	10,696
Total U.S. Treasury and federal agency securities	$118,261	$28	$2,146	$116,143	$119,157	$84	$1,095	$118,146
State and municipal(2)	$9,662	$87	$269	$9,480	$8,870	$140	$245	$8,765
Foreign government	94,937	293	769	94,461	100,615	508	590	100,533
Corporate	12,498	21	139	12,380	14,144	51	86	14,109
Asset-backed securities(1)	1,265	3	6	1,262	3,906	14	2	3,918
Other debt securities	4,036	1	—	4,037	297	—	—	297
Total debt securities AFS	$289,188	$502	$4,908	$284,782	$292,220	$1,031	$2,526	$290,725
Marketable equity securities AFS(3)	$—	$—	$—	$—	$186	$4	$1	$189
Total securities AFS	$289,188	$502	$4,908	$284,782	$292,406	$1,035	$2,527	$290,914

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

The following table shows the fair value of AFS securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2018
Debt Securities AFS(1)
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$21,723	$574	$18,828	$1,001	$40,551	$1,575
Non-U.S. residential	256	1	1	—	257	1
Commercial	168	2	51	1	219	3
Total mortgage-backed securities	$22,147	$577	$18,880	$1,002	$41,027	$1,579
U.S. Treasury and federal agency securities
U.S. Treasury	$27,095	$279	$65,789	$1,670	$92,884	$1,949
Agency obligations	1,549	15	8,004	182	9,553	197
Total U.S. Treasury and federal agency securities	$28,644	$294	$73,793	$1,852	$102,437	$2,146
State and municipal	$1,811	$48	$1,260	$221	$3,071	$269
Foreign government	48,491	463	11,598	306	60,089	769
Corporate	6,556	114	798	25	7,354	139
Asset-backed securities	604	6	27	—	631	6
Other debt securities	1,313	—	—	—	1,313	—
Total debt securities AFS	$109,566	$1,502	$106,356	$3,406	$215,922	$4,908
December 31, 2017
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30,994	$438	$2,206	$62	$33,200	$500
Non-U.S. residential	753	6	—	—	753	6
Commercial	150	1	57	1	207	2
Total mortgage-backed securities	$31,897	$445	$2,263	$63	$34,160	$508
U.S. Treasury and federal agency securities
U.S. Treasury	$79,050	$856	$7,404	$115	$86,454	$971
Agency obligations	8,857	110	1,163	14	10,020	124
Total U.S. Treasury and federal agency securities	$87,907	$966	$8,567	$129	$96,474	$1,095
State and municipal	$1,009	$11	$1,155	$234	$2,164	$245
Foreign government	53,206	356	9,051	234	62,257	590
Corporate	6,737	74	859	12	7,596	86
Asset-backed securities	449	1	25	1	474	2
Other debt securities	—	—	—	—	—	—
Marketable equity securities AFS(1)	11	1	—	—	11	1
Total securities AFS	$181,216	$1,854	$21,920	$673	$203,136	$2,527

(1)
Citi adopted ASU 2016-01 and ASU 2018-03 as of January 1, 2018, resulting in a cumulative effect adjustment from AOCI to retained earnings for net unrealized gains on marketable equity securities AFS. The available-for-sale category was eliminated for equity securities effective January 1, 2018. See Note 1 to the Consolidated Financial Statements for additional details.

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	September 30, 2018		December 31, 2017
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$434	$431	$45	$45
After 1 but within 5 years	1,201	1,194	1,306	1,304
After 5 but within 10 years	2,159	2,119	1,376	1,369
After 10 years(2)	44,735	43,275	42,504	42,239
Total	$48,529	$47,019	$45,231	$44,957
U.S. Treasury and federal agency securities
Due within 1 year	$34,543	$34,471	$4,913	$4,907
After 1 but within 5 years	81,735	79,739	111,236	110,238
After 5 but within 10 years	1,893	1,842	3,008	3,001
After 10 years(2)	90	91	—	—
Total	$118,261	$116,143	$119,157	$118,146
State and municipal
Due within 1 year	$2,773	$2,772	$1,792	$1,792
After 1 but within 5 years	1,575	1,570	2,579	2,576
After 5 but within 10 years	572	590	514	528
After 10 years(2)	4,742	4,548	3,985	3,869
Total	$9,662	$9,480	$8,870	$8,765
Foreign government
Due within 1 year	$34,686	$34,649	$32,130	$32,100
After 1 but within 5 years	47,933	47,416	53,034	53,165
After 5 but within 10 years	10,371	10,386	12,949	12,680
After 10 years(2)	1,947	2,010	2,502	2,588
Total	$94,937	$94,461	$100,615	$100,533
All other(3)
Due within 1 year	$6,439	$6,435	$3,998	$3,991
After 1 but within 5 years	9,151	9,068	9,047	9,027
After 5 but within 10 years	1,614	1,603	3,415	3,431
After 10 years(2)	595	573	1,887	1,875
Total	$17,799	$17,679	$18,347	$18,324
Total debt securities AFS	$289,188	$284,782	$292,220	$290,725

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2018
Debt securities held-to-maturity
Mortgage-backed securities(1)
U.S. government agency guaranteed	$25,058	$3	$869	$24,192
Alt-A	—	—	—	—
Non-U.S. residential	1,288	19	—	1,307
Commercial	260	—	—	260
Total mortgage-backed securities	$26,606	$22	$869	$25,759
State and municipal	$7,399	$124	$185	$7,338
Foreign government	1,151	—	14	1,137
Asset-backed securities(1)	18,093	27	11	18,109
Total debt securities held-to-maturity	$53,249	$173	$1,079	$52,343
December 31, 2017
Debt securities held-to-maturity
Mortgage-backed securities(1)
U.S. government agency guaranteed	$23,880	$40	$157	$23,763
Alt-A	141	57	—	198
Non-U.S. residential	1,841	65	—	1,906
Commercial	237	—	—	237
Total mortgage-backed securities	$26,099	$162	$157	$26,104
State and municipal (2)	$8,897	$378	$73	$9,202
Foreign government	740	—	18	722
Asset-backed securities(1)	17,584	162	22	17,724
Total debt securities held-to-maturity	$53,320	$702	$270	$53,752

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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
September 30, 2018
Debt securities held-to-maturity
Mortgage-backed securities	$13,815	$392	$9,815	$477	$23,630	$869
State and municipal	2,283	58	799	127	3,082	185
Foreign government	1,138	14	—	—	1,138	14
Asset-backed securities	3,670	11	2	—	3,672	11
Total debt securities held-to-maturity	$20,906	$475	$10,616	$604	$31,522	$1,079
December 31, 2017
Debt securities held-to-maturity
Mortgage-backed securities	$8,569	$50	$6,353	$107	$14,922	$157
State and municipal	353	5	835	68	1,188	73
Foreign government	723	18	—	—	723	18
Asset-backed securities	71	3	134	19	205	22
Total debt securities held-to-maturity	$9,716	$76	$7,322	$194	$17,038	$270
Note: Excluded from the gross unrecognized losses presented in the table above are $(65) million and $(117) million of net unrealized losses recorded in AOCI as of September 30, 2018 and December 31, 2017, respectively, primarily related to the difference between the amortized cost and carrying value of HTM debt securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at September 30, 2018 and December 31, 2017.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	September 30, 2018		December 31, 2017
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	129	127	720	720
After 5 but within 10 years	101	99	148	149
After 10 years(1)	26,376	25,533	25,231	25,235
Total	$26,606	$25,759	$26,099	$26,104
State and municipal
Due within 1 year	$31	$31	$407	$425
After 1 but within 5 years	131	133	259	270
After 5 but within 10 years	492	495	512	524
After 10 years(1)	6,745	6,679	7,719	7,983
Total	$7,399	$7,338	$8,897	$9,202
Foreign government
Due within 1 year	$114	$114	$381	$381
After 1 but within 5 years	1,037	1,023	359	341
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$1,151	$1,137	$740	$722
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	2,244	2,250	1,669	1,680
After 10 years(1)	15,849	15,859	15,915	16,044
Total	$18,093	$18,109	$17,584	$17,724
Total debt securities held-to-maturity	$53,249	$52,343	$53,320	$53,752

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

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

The sections below describe the Company’s process for identifying credit-related impairments for security types that have the most significant unrealized losses as of September 30, 2018.

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

Recognition and Measurement of OTTI
The following tables present total OTTI recognized in earnings:

OTTI on Investments	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
In millions of dollars	AFS(1)	HTM	Total	AFS(1)	HTM	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	70	—	70	109	—	109
Total OTTI losses recognized in earnings	$70	$—	$70	$109	$—	$109

(1)
For the three and nine months ended September 30, 2018, amounts represent AFS debt securities. Effective January 1, 2018, the AFS category was eliminated for equity securities. See Note 1 to the Consolidated Financial Statements for additional details.

OTTI on Investments	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
In millions of dollars	AFS (1)	HTM	Total	AFS(1)	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$2	$—	$2	$2	$—	$2
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$—	$2	$2	$—	$2
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise and FX losses	12	1	13	43	2	45
Total impairment losses recognized in earnings	$14	$1	$15	$45	$2	$47

(1)	Includes OTTI on non-marketable equity securities.

The following are three-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	June 30, 2018 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured	September 30, 2018 balance
AFS debt securities
Mortgage-backed securities(1)	$1	$—	$—	$—	$1
State and municipal	—	—	—	—	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	2	—	—	—	2
Total OTTI credit losses recognized for AFS debt securities	$7	$—	$—	$—	$7
HTM debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—
Total OTTI credit losses recognized for HTM debt securities	$—	$—	$—	$—	$—

(1)	Primarily consists of Prime securities.

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	June 30, 2017 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	September 30, 2017 balance
AFS debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—
State and municipal	4	—	—	—	4
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	—	—	2	—	2
Total OTTI credit losses recognized for AFS debt securities	$8	$—	$2	$—	$10
HTM debt securities
Mortgage-backed securities(1)	$97	$—	$—	$—	$97
State and municipal	3	—	—	—	3
Total OTTI credit losses recognized for HTM debt securities	$100	$—	$—	$—	$100

(1)	Primarily consists of Alt-A securities.

The following are nine-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	December 31, 2017 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured(1)	September 30, 2018 balance
AFS debt securities
Mortgage-backed securities(2)	$38	$—	$—	$(37)	$1
State and municipal	4	—	—	(4)	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	2	—	—	—	2
Total OTTI credit losses recognized for AFS debt securities	$48	$—	$—	$(41)	$7
HTM debt securities
Mortgage-backed securities(3)	$54	$—	$—	$(54)	$—
State and municipal	3	—	—	(3)	—
Total OTTI credit losses recognized for HTM debt securities	$57	$—	$—	$(57)	$—

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

Non-Marketable Equity Securities Not Carried at Fair Value
Effective January 1, 2018, non-marketable equity securities are required to be measured at fair value with changes in fair value recognized in earnings unless (i) the measurement alternative is elected or (ii) the investment represents Federal Reserve Bank and Federal Home Loan Bank stock or certain exchange seats that continue to be carried at cost. See Note 1 to the Consolidated Financial Statements for additional details.
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
Equity securities under the measurement alternative are also assessed for impairment. On a quarterly basis, management qualitatively assesses whether each equity security under the measurement alternative is impaired. Impairment indicators that are considered include, but are not limited to, the following:

•	a significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee;

•	a significant adverse change in the regulatory, economic or technological environment of the investee;

•	a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates;

•	a bona fide offer to purchase, an offer by the investee to sell or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment; and

•
factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies or noncompliance with statutory capital requirements or debt covenants.

When the qualitative assessment indicates that impairment exists, the investment is written down to fair value, with the full difference between the fair value of the investment and its carrying amount recognized in earnings.

Below is the carrying value of non-marketable equity securities measured using the measurement alternative at September 30, 2018, and amounts recognized in earnings for the three and nine months ended September 30, 2018:

In millions of dollars	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Measurement alternative:
Balance as of September 30, 2018	$452	$452
Impairment losses(1)	—	4
Downward changes for observable prices(1)	14	18
Upward changes for observable prices(1)	21	133

(1)	See Note 20 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three and nine months ended September 30, 2018, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Hedge funds	$—	$1	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	186	372	62	62	—	—
Real estate funds (2)(3)	14	31	19	20	—	—
Mutual/collective investment funds	25	—	—	—	—	—
Total	$225	$404	$81	$82	—	—

(1)	Private equity funds include funds that invest in infrastructure, emerging markets and venture capital.

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

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other. The following table provides Citi’s consumer loans by loan type:

In millions of dollars	September 30, 2018	December 31, 2017
In U.S. offices
Mortgage and real estate(1)	$61,048	$65,467
Installment, revolving credit and other	3,515	3,398
Cards	137,051	139,006
Commercial and industrial	7,686	7,840
	$209,300	$215,711
In offices outside the U.S.
Mortgage and real estate(1)	$43,714	$44,081
Installment, revolving credit and other	27,899	26,556
Cards	24,971	26,257
Commercial and industrial	18,821	20,238
Lease financing	52	76
	$115,457	$117,208
Total consumer loans	$324,757	$332,919
Net unearned income	$712	$737
Consumer loans, net of unearned income	$325,469	$333,656

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $0.3 billion and $3.0 billion, $0.4 billion and $3.2 billion of consumer loans during the three and nine months ended September 30, 2018 and 2017, respectively.

Consumer Loan Delinquency and Non-Accrual Details at September 30, 2018

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$46,038	$503	$263	$903	$47,707	$628	$641
Home equity loans(6)(7)	11,693	174	264	—	12,131	561	—
Credit cards	134,721	1,612	1,539	—	137,872	—	1,539
Installment and other	3,473	40	14	—	3,527	20	—
Commercial banking loans	9,206	25	48	—	9,279	114	—
Total	$205,131	$2,354	$2,128	$903	$210,516	$1,323	$2,180
In offices outside North America
Residential first mortgages(5)	$35,919	$217	$146	$—	$36,282	$397	$—
Credit cards	23,638	420	356	—	24,414	314	223
Installment and other	25,192	267	108	—	25,567	163	—
Commercial banking loans	28,569	54	66	—	28,689	177	—
Total	$113,318	$958	$676	$—	$114,952	$1,051	$223
Total GCB and Corporate/Other— Consumer	$318,449	$3,312	$2,804	$903	$325,468	$2,374	$2,403
Other(8)	1	—	—	—	1	—	—
Total Citigroup	$318,450	$3,312	$2,804	$903	$325,469	$2,374	$2,403

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $21 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $0.7 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in GCB or Corporate/Other consumer credit metrics.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2017

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$47,366	$505	$280	$1,225	$49,376	$665	$941
Home equity loans(6)(7)	14,268	207	352	—	14,827	750	—
Credit cards	136,588	1,528	1,613	—	139,729	—	1,596
Installment and other	3,395	45	16	—	3,456	22	1
Commercial banking loans	9,395	51	65	—	9,511	213	—
Total	$211,012	$2,336	$2,326	$1,225	$216,899	$1,650	$2,538
In offices outside North America
Residential first mortgages(5)	$37,062	$209	$148	$—	$37,419	$400	$—
Credit cards	24,934	427	366	—	25,727	323	259
Installment and other	25,634	275	123	—	26,032	157	—
Commercial banking loans	27,449	57	72	—	27,578	160	—
Total	$115,079	$968	$709	$—	$116,756	$1,040	$259
Total GCB and Corporate/Other— Consumer	$326,091	$3,304	$3,035	$1,225	$333,655	$2,690	$2,797
Other(8)	1	—	—	—	1	—	—
Total Citigroup	$326,092	$3,304	$3,035	$1,225	$333,656	$2,690	$2,797

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $25 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $1.0 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in GCB or Corporate/Other consumer credit metrics.

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

FICO score distribution in U.S. portfolio(1)(2)	September 30, 2018
In millions of dollars	Less than 680	680 to 760	Greater than 760
Residential first mortgages	$4,647	$13,854	$26,553
Home equity loans	2,575	4,495	4,692
Credit cards	31,379	56,636	47,675
Installment and other	624	1,080	1,189
Total	$39,225	$76,065	$80,109

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2017
In millions of dollars	Less than 680	680 to 760	Greater than 760
Residential first mortgages	$5,603	$14,423	$26,271
Home equity loans	3,347	5,439	5,650
Credit cards	30,875	56,443	48,989
Installment and other	716	1,020	1,275
Total	$40,541	$77,325	$82,185

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	September 30, 2018
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$42,823	$2,205	$151
Home equity loans	9,884	1,366	446
Total	$52,707	$3,571	$597

LTV distribution in U.S. portfolio(1)(2)	December 31, 2017
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$43,626	$2,578	$247
Home equity loans	11,403	2,147	800
Total	$55,029	$4,725	$1,047

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended September 30,		Nine Months Ended September 30,
	Balance at September 30, 2018				2018	2017	2018	2017
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$2,294	$2,508	$197	$2,670	$21	$29	$63	$97
Home equity loans	704	980	125	815	2	7	10	21
Credit cards	1,801	1,828	654	1,807	24	37	79	110
Installment and other
Individual installment and other	406	436	153	421	5	5	17	18
Commercial banking	296	441	46	306	2	4	10	18
Total	$5,501	$6,193	$1,175	$6,019	$54	$82	$179	$264

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$529 million of residential first mortgages, $270 million of home equity loans and $25 million of commercial market loans do not have a specific allowance.
(3)    Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5)    Includes amounts recognized on both an accrual and cash basis.

	Balance, December 31, 2017
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$2,877	$3,121	$278	$3,155
Home equity loans	1,151	1,590	216	1,181
Credit cards	1,787	1,819	614	1,803
Installment and other
Individual installment and other	431	460	175	415
Commercial banking	334	541	51	429
Total	$6,580	$7,531	$1,334	$6,983

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$607 million of residential first mortgages, $370 million of home equity loans and $10 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings

	For the Three Months Ended September 30, 2018
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	461	$66	$—	$—	$—	—%
Home equity loans	261	26	1	—	—	1
Credit cards	61,508	253	—	—	—	18
Installment and other revolving	322	2	—	—	—	5
Commercial banking(6)	11	3	—	—	—	—
Total(8)	62,563	$350	$1	$—	$—
International
Residential first mortgages	660	$22	$—	$—	$—	—%
Credit cards	18,413	77	—	—	2	17
Installment and other revolving	6,421	34	—	—	2	10
Commercial banking(6)	131	9	—	—	—	—
Total(8)	25,625	$142	$—	$—	$4

	For the Three Months Ended September 30, 2017
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,400	$199	$1	$—	$—	—%
Home equity loans	830	70	5	—	—	1
Credit cards	59,285	225	—	—	—	17
Installment and other revolving	299	2	—	—	—	6
Commercial banking(6)	33	59	—	—	—	—
Total(8)	61,847	$555	$6	$—	$—
International
Residential first mortgages	703	$25	$—	$—	$—	—%
Credit cards	28,254	103	—	—	2	11
Installment and other revolving	11,725	70	—	—	3	11
Commercial banking(6)	97	11	—	—	—	—
Total(8)	40,779	$209	$—	$—	$5

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $10 million of residential first mortgages and $2 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2018. These amounts include $7 million of residential first mortgages and $2 million of home equity loans that were newly classified as TDRs in the three months ended September 30, 2018, based on previously received OCC guidance.

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

(8)	The above tables reflect activity for loans outstanding that were considered TDRs as of the end of the reporting period.

	For the Nine Months Ended September 30, 2018
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,544	$233	$2	$—	$—	—%
Home equity loans	1,097	104	4	—	—	1
Credit cards	180,170	717	—	—	—	17
Installment and other revolving	956	7	—	—	—	5
Commercial banking(6)	37	5	—	—	—	—
Total(8)	183,804	$1,066	$6	$—	$—
International
Residential first mortgages	1,833	$62	$—	$—	$—	—%
Credit cards	59,589	249	—	—	7	16
Installment and other revolving	22,918	136	—	—	6	10
Commercial banking(6)	433	60	—	—	—	1
Total(8)	84,773	$507	$—	$—	$13

	For the Nine Months Ended September 30, 2017
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	3,172	$445	$5	$—	$2	1%
Home equity loans	2,186	185	13	—	—	1
Credit cards	171,702	659	—	—	—	17
Installment and other revolving	770	6	—	—	—	5
Commercial banking(6)	89	107	—	—	—	—
Total(8)	177,919	$1,402	$18	$—	$2
International
Residential first mortgages	2,071	$80	$—	$—	$—	—%
Credit cards	82,042	286	—	—	6	12
Installment and other revolving	34,654	194	—	—	9	9
Commercial banking(6)	182	30	—	—	—	—
Total(8)	118,949	$590	$—	$—	$15

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $29 million of residential first mortgages and $10 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2018. These amounts include $20 million of residential first mortgages and $9 million of home equity loans that were newly classified as TDRs in the nine months ended September 30, 2018, based on previously received OCC guidance.

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

(8)	The above tables reflect activity for loans outstanding that were considered TDRs as of the end of the reporting period.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
North America
Residential first mortgages	$31	$57	$105	$156
Home equity loans	5	8	21	25
Credit cards	57	54	173	163
Installment and other revolving	1	1	2	2
Commercial banking	1	—	22	2
Total	$95	$120	$323	$348
International
Residential first mortgages	$2	$3	$6	$8
Credit cards	48	48	156	136
Installment and other revolving	18	25	62	71
Commercial banking	7	—	17	—
Total	$75	$76	$241	$215

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	September 30, 2018	December 31, 2017
In U.S. offices
Commercial and industrial	$51,365	$51,319
Financial institutions	46,255	39,128
Mortgage and real estate(1)	47,629	44,683
Installment, revolving credit and other	32,201	33,181
Lease financing	1,445	1,470
	$178,895	$169,781
In offices outside the U.S.
Commercial and industrial	$98,281	$93,750
Financial institutions	37,851	35,273
Mortgage and real estate(1)	7,344	7,309
Installment, revolving credit and other	22,827	22,638
Lease financing	131	190
Governments and official institutions	4,898	5,200
	$171,332	$164,360
Total corporate loans	$350,227	$334,141
Net unearned income	$(787)	$(763)
Corporate loans, net of unearned income	$349,440	$333,378

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $0.3 billion and $0.8 billion of corporate loans during the three and nine months ended September 30, 2018, respectively, and $0.1 billion and $0.6 billion during three and nine months ended September 30, 2017, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2018 or 2017.

Corporate Loan Delinquency and Non-Accrual Details at September 30, 2018

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$430	$30	$460	$1,123	$145,612	$147,195
Financial institutions	146	9	155	74	82,299	82,528
Mortgage and real estate	209	5	214	258	54,492	54,964
Leases	16	3	19	—	1,557	1,576
Other	79	41	120	85	58,754	58,959
Loans at fair value						4,218
Total	$880	$88	$968	$1,540	$342,714	$349,440

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2017

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$249	$13	$262	$1,506	$139,554	$141,322
Financial institutions	93	15	108	92	73,557	73,757
Mortgage and real estate	147	59	206	195	51,563	51,964
Leases	68	8	76	46	1,533	1,655
Other	70	13	83	103	60,145	60,331
Loans at fair value						4,349
Total	$627	$108	$735	$1,942	$326,352	$333,378

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	September 30, 2018	December 31, 2017
Investment grade(2)
Commercial and industrial	$102,875	$101,313
Financial institutions	70,435	60,404
Mortgage and real estate	24,351	23,213
Leases	1,054	1,090
Other	53,609	56,306
Total investment grade	$252,324	$242,326
Non-investment grade(2)
Accrual
Commercial and industrial	$43,196	$38,503
Financial institutions	12,019	13,261
Mortgage and real estate	3,240	2,881
Leases	523	518
Other	5,264	3,924
Non-accrual
Commercial and industrial	1,123	1,506
Financial institutions	74	92
Mortgage and real estate	258	195
Leases	—	46
Other	85	103
Total non-investment grade	$65,782	$61,029
Non-rated private bank loans managed on a delinquency basis(2)	$27,116	$25,674
Loans at fair value	4,218	4,349
Corporate loans, net of unearned income	$349,440	$333,378

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	September 30, 2018				Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,123	$1,379	$207	$1,246	$8	$24
Financial institutions	74	90	39	97	—	—
Mortgage and real estate	258	423	45	228	—	1
Lease financing	—	39	—	33	—	—
Other	85	205	13	90	—	—
Total non-accrual corporate loans	$1,540	$2,136	$304	$1,694	$8	$25

	December 31, 2017
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,506	$1,775	$368	$1,547
Financial institutions	92	102	41	212
Mortgage and real estate	195	324	11	183
Lease financing	46	46	4	59
Other	103	212	2	108
Total non-accrual corporate loans	$1,942	$2,459	$426	$2,109

	September 30, 2018		December 31, 2017
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$643	$207	$1,017	$368
Financial institutions	72	39	88	41
Mortgage and real estate	122	45	51	11
Lease financing	—	—	46	4
Other	17	13	13	2
Total non-accrual corporate loans with specific allowance	$854	$304	$1,215	$426
Non-accrual corporate loans without specific allowance
Commercial and industrial	$480		$489
Financial institutions	2		4
Mortgage and real estate	136		144
Lease financing	—		—
Other	68		90
Total non-accrual corporate loans without specific allowance	$686	N/A	$727	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three and nine months ended September 30, 2017 was $11 million and $30 million, respectively.
N/A Not applicable

Corporate Troubled Debt Restructurings

For the three months ended September 30, 2018:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$62	$1	$4	$57
Mortgage and real estate	3	—	—	3
Total	$65	$1	$4	$60
For the three months ended September 30, 2017:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$175	$99	$—	$76
Mortgage and real estate	14	—	—	14
Total	$189	$99	$—	$90
For the nine months ended September 30, 2018:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$103	$5	$8	$90
Mortgage and real estate	6	—	—	6
Total	$109	$5	$8	$96

For the nine months ended September 30, 2017:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$463	$131	$—	$332
Mortgage and real estate	15	—	—	15
Other	18	—	—	18
Total	$496	$131	$—	$365

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

In millions of dollars	TDR balances at September 30, 2018	TDR loans in payment default during the three months ended September 30, 2018	TDR loans in payment default nine months ended September 30, 2018	TDR balances at September 30, 2017	TDR loans in payment default during the three months ended September 30, 2017	TDR loans in payment default during the nine months ended September 30, 2017
Commercial and industrial	$480	$—	$70	$686	$—	$12
Financial institutions	21	—	—	24	—	3
Mortgage and real estate	71	—	—	84	—	—
Other	42	—	—	155	—	—
Total(1)	$614	$—	$70	$949	$—	$15

(1)	The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Allowance for loan losses at beginning of period	$12,126	$12,025	$12,355	$12,060
Gross credit losses	(2,094)	(2,120)	(6,499)	(6,394)
Gross recoveries(1)	338	343	1,172	1,198
Net credit losses (NCLs)	$(1,756)	$(1,777)	$(5,327)	$(5,196)
NCLs	$1,756	$1,777	$5,327	$5,196
Net reserve builds (releases)	169	419	302	466
Net specific reserve builds (releases)	(19)	(50)	(125)	(175)
Total provision for loan losses	$1,906	$2,146	$5,504	$5,487
Other, net (see table below)	60	(28)	(196)	15
Allowance for loan losses at end of period	$12,336	$12,366	$12,336	$12,366
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,278	$1,406	$1,258	$1,418
Provision (release) for unfunded lending commitments	42	(175)	66	(190)
Other, net	1	1	(3)	4
Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,321	$1,232	$1,321	$1,232
Total allowance for loans, leases and unfunded lending commitments	$13,657	$13,598	$13,657	$13,598

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Other, net details	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Sales or transfers of various consumer loan portfolios to HFS
Transfer of real estate loan portfolios	$(2)	$(28)	$(88)	$(84)
Transfer of other loan portfolios	(3)	(6)	(109)	(130)
Sales or transfers of various consumer loan portfolios to HFS	$(5)	$(34)	$(197)	$(214)
FX translation, consumer	62	7	16	221
Other	3	(1)	(15)	8
Other, net	$60	$(28)	$(196)	$15

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	September 30, 2018			September 30, 2017
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,330	$9,796	$12,126	$2,510	$9,515	$12,025
Charge-offs	(36)	(2,058)	(2,094)	(49)	(2,071)	(2,120)
Recoveries	6	332	338	6	337	343
Replenishment of net charge-offs	30	1,726	1,756	43	1,734	1,777
Net reserve builds (releases)	34	135	169	(60)	479	419
Net specific reserve builds (releases)	(27)	8	(19)	21	(71)	(50)
Other	2	58	60	3	(31)	(28)
Ending balance	$2,339	$9,997	$12,336	$2,474	$9,892	$12,366

	Nine Months Ended
	September 30, 2018			September 30, 2017
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,486	$9,869	$12,355	$2,702	$9,358	$12,060
Charge-offs	(195)	(6,304)	(6,499)	(248)	(6,146)	(6,394)
Recoveries	71	1,101	1,172	91	1,107	1,198
Replenishment of net charge-offs	124	5,203	5,327	157	5,039	5,196
Net reserve builds (releases)	(15)	317	302	(230)	696	466
Net specific reserve builds (releases)	(119)	(6)	(125)	(18)	(157)	(175)
Other	(13)	(183)	(196)	20	(5)	15
Ending balance	$2,339	$9,997	$12,336	$2,474	$9,892	$12,366

	September 30, 2018			December 31, 2017
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Collectively evaluated in accordance with ASC 450	$2,035	$8,820	$10,855	$2,060	$8,531	$10,591
Individually evaluated in accordance with ASC 310-10-35	304	1,175	1,479	426	1,334	1,760
Purchased credit impaired in accordance with ASC 310-30	—	2	2	—	4	4
Total allowance for loan losses	$2,339	$9,997	$12,336	$2,486	$9,869	$12,355
Loans, net of unearned income
Collectively evaluated in accordance with ASC 450	$343,774	$319,816	$663,590	$327,142	$326,884	$654,026
Individually evaluated in accordance with ASC 310-10-35	1,448	5,501	6,949	1,887	6,580	8,467
Purchased credit impaired in accordance with ASC 310-30	—	131	131	—	167	167
Held at fair value	4,218	21	4,239	4,349	25	4,374
Total loans, net of unearned income	$349,440	$325,469	$674,909	$333,378	$333,656	$667,034

15.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other	Total
Balance at December 31, 2017	$12,784	$9,456	$16	$22,256
Foreign currency translation and other	$184	$235	$—	$419
Divestiture(1)	—	—	(16)	(16)
Balance at March 31, 2018	$12,968	$9,691	$—	$22,659
Foreign exchange translation and other	$(226)	$(375)	$—	$(601)
Balance at June 30, 2018	$12,742	$9,316	$—	$22,058
Foreign exchange translation and other	$7	$122	$—	$129
Balance at September 30, 2018	$12,749	$9,438	$—	$22,187

(1)
Goodwill allocated to the sale of the Citi Colombia consumer business, the only remaining business in Citi Holdings—Consumer Latin America reporting unit reported as part of Corporate/Other, which was classified as HFS beginning the first quarter of 2018. The sale was completed during the second quarter of 2018.

Goodwill impairment testing is performed at the level below each business segment (referred to as a reporting unit). See Note 3 for further information on business segments. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

The Company performed its annual goodwill impairment test as of July 1, 2018. The fair values of the Company’s reporting units exceeded their carrying values by approximately 14% to 243% and no reporting unit is at risk of impairment. Further, there were no triggering events identified and no goodwill was impaired during the three and nine months ended September 30, 2018.

Intangible Assets
The components of intangible assets were as follows:

	September 30, 2018			December 31, 2017
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,732	$3,890	$1,842	$5,375	$3,836	$1,539
Credit card contract related intangibles(1)	5,042	2,708	2,334	5,045	2,456	2,589
Core deposit intangibles	438	433	5	639	628	11
Other customer relationships	463	289	174	459	272	187
Present value of future profits	34	30	4	32	28	4
Indefinite-lived intangible assets	227	—	227	244	—	244
Other	84	72	12	100	86	14
Intangible assets (excluding MSRs)	$12,020	$7,422	$4,598	$11,894	$7,306	$4,588
Mortgage servicing rights (MSRs)(2)	618	—	618	558	—	558
Total intangible assets	$12,638	$7,422	$5,216	$12,452	$7,306	$5,146

(1)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco, Sears and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount as of September 30, 2018.

(2)	For additional information on Citi’s MSRs, see Note 18 to the Consolidated Financial Statements.

The changes in intangible assets were as follows:

	Net carrying amount at				Net carrying amount at
In millions of dollars	December 31, 2017	Acquisitions/ divestitures	Amortization	FX translation and other	September 30, 2018
Purchased credit card relationships(1)	$1,539	$429	$(124)	$(2)	$1,842
Credit card contract related intangibles(2)	2,589	—	(255)	—	2,334
Core deposit intangibles	11	—	(6)	—	5
Other customer relationships	187	—	(19)	6	174
Present value of future profits	4	—	—	—	4
Indefinite-lived intangible assets	244	—	—	(17)	227
Other	14	—	(9)	7	12
Intangible assets (excluding MSRs)	$4,588	$429	$(413)	$(6)	$4,598
Mortgage servicing rights (MSRs)(3)	558				618
Total intangible assets	$5,146				$5,216

(1)
Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract intangibles and include credit card accounts primarily in the Costco, Macy’s and Sears portfolios. The increase since December 31, 2017 reflects the purchase of certain rights related to credit card accounts in the Sears portfolio.

(2)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco, Sears and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount at September 30, 2018 and December 31, 2017.

(3)	For additional information on Citi’s MSRs, including the rollforward for the nine months ended September 30, 2018, see Note 18 to the Consolidated Financial Statements.

16.   DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	September 30, 2018	December 31, 2017
Commercial paper	$12,051	$9,940
Other borrowings(1)	21,719	34,512
Total	$33,770	$44,452

(1)
Includes borrowings from Federal Home Loan Banks and other market participants. At September 30, 2018 and December 31, 2017, collateralized short-term advances from the Federal Home Loan Banks were $10.5 billion and $23.8 billion, respectively.

Long-Term Debt

In millions of dollars	September 30, 2018	December 31, 2017
Citigroup Inc.(1)	$148,183	$152,163
Bank(2)	62,085	65,856
Broker-dealer and other(3)	25,002	18,690
Total	$235,270	$236,709

(1)	Represents the parent holding company.

(2)
Represents Citibank entities as well as other bank entities. At September 30, 2018 and December 31, 2017, collateralized long-term advances from the Federal Home Loan Banks were $10.5 billion and $19.3 billion, respectively.

(3)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both September 30, 2018 and December 31, 2017.

The following table summarizes Citi’s outstanding trust preferred securities at September 30, 2018:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	Jun. 2007	99,901	130	3 mo LIBOR + 88.75 bps	50	130	Jun. 28, 2067	June 28, 2017
Total obligated			$2,570			$2,576

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)	Represents the notional value received by outside investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

17.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:
Three Months Ended September 30, 2018

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)	Cash flow hedges(1)	Benefit plans(2)	Foreign currency translation adjustment (CTA), net of hedges(3)	Excluded component of fair value hedges(4)	Accumulated other comprehensive income (loss)
Balance, June 30, 2018	$(2,717)	$(475)	$(1,021)	$(5,794)	$(27,455)	$(32)	$(37,494)
Other comprehensive income before reclassifications	(601)	(294)	(114)	(14)	(221)	10	(1,234)
Increase (decrease) due to amounts reclassified from AOCI	(4)	7	40	40	—	—	83
Change, net of taxes	$(605)	$(287)	$(74)	$26	$(221)	$10	$(1,151)
Balance at September 30, 2018	$(3,322)	$(762)	$(1,095)	$(5,768)	$(27,676)	$(22)	$(38,645)
Nine Months Ended September 30, 2018

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)	Cash flow hedges(1)	Benefit plans(2)	Foreign currency translation adjustment (CTA), net of hedges(3)	Excluded component of fair value hedges(4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2017	$(1,158)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,668)
Adjustment to opening balance, net of taxes(5)	(3)	—	—	—	—	—	(3)
Adjusted balance, beginning of period	$(1,161)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,671)
Other comprehensive income before reclassifications	(1,984)	123	(393)	288	(1,968)	(22)	(3,956)
Increase (decrease) due to amounts reclassified from AOCI	(177)	36	(4)	127	—	—	(18)
Change, net of taxes	$(2,161)	$159	$(397)	$415	$(1,968)	$(22)	$(3,974)
Balance, September 30, 2018	$(3,322)	$(762)	$(1,095)	$(5,768)	$(27,676)	$(22)	$(38,645)
Note: Footnotes to the tables above appear on the following page.

Three Months Ended September 30, 2017

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)	Cash flow hedges(1)	Benefit plans(2)	Foreign currency translation adjustment (CTA), net of hedges(3)	Excluded component of fair value hedges(4)	Accumulated other comprehensive income (loss)
Balance, June 30, 2017	$(102)	$(496)	$(445)	$(5,311)	$(23,545)	$—	$(29,899)
Other comprehensive income before reclassifications	60	(125)	(27)	(71)	218	—	55
Increase (decrease) due to amounts reclassified from AOCI	(126)	2	35	42	—	—	(47)
Change, net of taxes	$(66)	$(123)	$8	$(29)	$218	$—	$8
Balance, September 30, 2017	$(168)	$(619)	$(437)	$(5,340)	$(23,327)	$—	$(29,891)

Nine Months Ended September 30, 2017

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)	Cash flow hedges(1)	Benefit plans(2)	Foreign currency translation adjustment (CTA), net of hedges(3)	Excluded component of fair value hedges(4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2016	$(799)	$(352)	$(560)	$(5,164)	$(25,506)	$—	$(32,381)
Adjustment to opening balance, net of taxes(6)	504	—	—	—	—	—	504
Adjusted balance, beginning of period	$(295)	$(352)	$(560)	$(5,164)	$(25,506)	$—	$(31,877)
Other comprehensive income before reclassifications	495	(259)	59	(293)	2,326	—	2,328
Increase (decrease) due to amounts reclassified from AOCI	(368)	(8)	64	117	(147)	—	(342)
Change, net of taxes	$127	$(267)	$123	$(176)	$2,179	$—	$1,986
Balance, September 30, 2017	$(168)	$(619)	$(437)	$(5,340)	$(23,327)	$—	$(29,891)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income.

(3)
Primarily reflects the movements in (by order of impact) the Indian rupee, Chinese yuan renminbi, Turkish lira and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2018. Primarily reflects the movements in (by order of impact) the Brazilian real, Indian rupee, Australian dollar, and Argentine peso against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2018. Primarily reflects the movements in (by order of impact) the Euro, British pound, Chilean peso and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2017. Primarily reflects the movements in (by order of impact) the Mexican peso, Euro, Korean won and Polish zloty against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2017. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.

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

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three Months Ended September 30, 2018

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, June 30, 2018	$(44,407)	$6,913	$(37,494)
Change in net unrealized gains (losses) on AFS debt securities	(810)	205	(605)
Debt valuation adjustment (DVA)	(377)	90	(287)
Cash flow hedges	(97)	23	(74)
Benefit plans	55	(29)	26
Foreign currency translation adjustment	(192)	(29)	(221)
Excluded component of fair value hedges	13	(3)	10
Change	$(1,408)	$257	$(1,151)
Balance, September 30, 2018	$(45,815)	$7,170	$(38,645)
Nine Months Ended September 30, 2018

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2017(1)	$(41,228)	$6,560	$(34,668)
Adjustment to opening balance(2)	(4)	1	(3)
Adjusted balance, beginning of period	$(41,232)	$6,561	$(34,671)
Change in net unrealized gains (losses) on investment securities	(2,861)	700	(2,161)
Debt valuation adjustment (DVA)	208	(49)	159
Cash flow hedges	(519)	122	(397)
Benefit plans	549	(134)	415
Foreign currency translation adjustment	(1,931)	(37)	(1,968)
Excluded component of fair value hedges	(29)	7	(22)
Change	$(4,583)	$609	$(3,974)
Balance, September 30, 2018	$(45,815)	$7,170	$(38,645)

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

Three Months Ended September 30, 2017

In millions of dollars	Pretax	Tax effect	After-tax
Balance, June 30, 2017	$(39,106)	$9,207	$(29,899)
Change in net unrealized gains (losses) on investment securities	(107)	41	(66)
Debt valuation adjustment (DVA)	(195)	72	(123)
Cash flow hedges	12	(4)	8
Benefit plans	(45)	16	(29)
Foreign currency translation adjustment	285	(67)	218
Excluded component of fair value hedges	—	—	—
Change	$(50)	$58	$8
Balance, September 30, 2017	$(39,156)	$9,265	$(29,891)

Nine Months Ended September 30, 2017

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2016	$(42,035)	$9,654	$(32,381)
Adjustment to opening balance(1)	803	(299)	504
Adjusted balance, beginning of period	$(41,232)	$9,355	$(31,877)
Change in net unrealized gains (losses) on investment securities	194	(67)	127
Debt valuation adjustment (DVA)	(422)	155	(267)
Cash flow hedges	198	(75)	123
Benefit plans	(266)	90	(176)
Foreign currency translation adjustment	2,372	(193)	2,179
Excluded component of fair value hedges	—	—	—
Change	$2,076	$(90)	$1,986
Balance, September 30, 2017	$(39,156)	$9,265	$(29,891)

(1)
In the second quarter of 2017, Citi early adopted ASU 2017-08. Upon adoption, a cumulative effect adjustment was recorded to reduce Retained earnings, effective January 1, 2017, for the incremental amortization of cumulative fair value hedge adjustments on callable state and municipal debt securities. See Note 1 to the Consolidated Financial Statements.

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,	Nine Months Ended September 30,
In millions of dollars	2018	2018
Realized (gains) losses on sales of investments	$(69)	$(341)
Gross impairment losses	68	111
Subtotal, pretax	$(1)	$(230)
Tax effect	(3)	53
Net realized (gains) losses on investments after-tax(1)	$(4)	$(177)
Realized DVA (gains) losses on fair value option liabilities	$9	$46
Subtotal, pretax	$9	$46
Tax effect	(2)	(10)
Net realized debt valuation adjustment, after-tax	$7	$36
Interest rate contracts	$54	$3
Foreign exchange contracts	(2)	(8)
Subtotal, pretax	$52	$(5)
Tax effect	(12)	1
Amortization of cash flow hedges, after-tax(2)	$40	$(4)
Amortization of unrecognized
Prior service cost (benefit)	$(10)	$(32)
Net actuarial loss	60	193
Curtailment/settlement impact(3)	—	6
Subtotal, pretax	$50	$167
Tax effect	(10)	(40)
Amortization of benefit plans, after-tax(3)	$40	$127
Foreign currency translation adjustment	$—	$—
Tax effect	—	—
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$110	$(22)
Total tax effect	(27)	4
Total amounts reclassified out of AOCI, after-tax	$83	$(18)

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 12 to the Consolidated Financial Statements for additional details.

(2)	See Note 19 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,	Nine Months Ended September 30,
In millions of dollars	2017	2017
Realized (gains) losses on sales of investments	$(213)	$(626)
OTTI gross impairment losses	15	47
Subtotal, pretax	$(198)	$(579)
Tax effect	72	211
Net realized (gains) losses on investment securities, after-tax(1)	$(126)	$(368)
Realized DVA (gains) losses on fair value option liabilities	$3	$(13)
Subtotal, pretax	$3	$(13)
Tax effect	$(1)	$5
Net realized debt valuation adjustment, after-tax	$2	$(8)
Interest rate contracts	$48	$94
Foreign exchange contracts	7	8
Subtotal, pretax	$55	$102
Tax effect	(20)	(38)
Amortization of cash flow hedges, after-tax(2)	$35	$64
Amortization of unrecognized
Prior service cost (benefit)	$(10)	$(32)
Net actuarial loss	70	203
Curtailment/settlement impact(3)	5	12
Subtotal, pretax	$65	$183
Tax effect	(23)	(66)
Amortization of benefit plans, after-tax(3)	$42	$117
Foreign currency translation adjustment	$—	$(232)
Tax effect	—	85
Foreign currency translation adjustment	$—	$(147)
Total amounts reclassified out of AOCI, pretax	$(75)	$(539)
Total tax effect	28	197
Total amounts reclassified out of AOCI, after-tax	$(47)	$(342)

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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of September 30, 2018
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$45,319	$45,319	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	113,565	—	113,565	2,965	—	—	68	3,033
Non-agency-sponsored	25,452	1,580	23,872	356	—	—	1	357
Citi-administered asset-backed commercial paper conduits (ABCP)	17,435	17,435	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	17,870	—	17,870	5,524	—	—	9	5,533
Asset-based financing	64,817	639	64,178	20,060	601	9,214	—	29,875
Municipal securities tender option bond trusts (TOBs)	8,016	2,029	5,987	37	—	4,106	—	4,143
Municipal investments	17,765	1	17,764	2,622	3,798	2,268	—	8,688
Client intermediation	592	419	173	72	—	—	9	81
Investment funds	1,353	525	828	12	—	3	5	20
Other	652	31	621	39	8	22	46	115
Total	$312,836	$67,978	$244,858	$31,687	$4,407	$15,613	$138	$51,845

	As of December 31, 2017
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$50,795	$50,795	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	116,610	—	116,610	2,647	—	—	74	2,721
Non-agency-sponsored	22,251	2,035	20,216	330	—	—	1	331
Citi-administered asset-backed commercial paper conduits (ABCP)	19,282	19,282	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	20,588	—	20,588	5,956	—	—	9	5,965
Asset-based financing	60,472	633	59,839	19,478	583	5,878	—	25,939
Municipal securities tender option bond trusts (TOBs)	6,925	2,166	4,759	138	—	3,035	—	3,173
Municipal investments	19,119	7	19,112	2,709	3,640	2,344	—	8,693
Client intermediation	958	824	134	32	—	—	9	41
Investment funds	1,892	616	1,276	14	7	13	—	34
Other	677	36	641	27	9	34	47	117
Total	$319,569	$76,394	$243,175	$31,331	$4,239	$11,304	$140	$47,014

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s September 30, 2018 and December 31, 2017 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

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

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage-backed and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $8 billion and $9 billion at September 30, 2018 and December 31, 2017, respectively;

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

	September 30, 2018		December 31, 2017
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$9,214	$—	$5,878
Municipal securities tender option bond trusts (TOBs)	4,106	—	3,035	—
Municipal investments	—	2,268	—	2,344
Investment funds	—	3	—	13
Other	—	22	—	34
Total funding commitments	$4,106	$11,507	$3,035	$8,269
Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	September 30, 2018	December 31, 2017
Cash	$—	$—
Trading account assets	8.2	8.5
Investments	4.7	4.4
Total loans, net of allowance	22.7	22.2
Other	0.5	0.5
Total assets	$36.1	$35.6
Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni

Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	September 30, 2018	December 31, 2017
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$26.3	$28.8
Retained by Citigroup as trust-issued securities	7.5	7.6
Retained by Citigroup via non-certificated interests	11.6	14.4
Total	$45.4	$50.8

The following tables summarize selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended September 30,
In billions of dollars	2018	2017
Proceeds from new securitizations	$1.9	$2.2
Pay down of maturing notes	(2.9)	(1.8)

	Nine Months Ended September 30,
In billions of dollars	2018	2017
Proceeds from new securitizations	$5.8	$9.8
Pay down of maturing notes	(8.3)	(4.6)

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.0 years as of September 30, 2018 and 2.6 years as of December 31, 2017.

In billions of dollars	Sept. 30, 2018	Dec. 31, 2017
Term notes issued to third parties	$24.8	$27.8
Term notes retained by Citigroup affiliates	5.7	5.7
Total Master Trust liabilities	$30.5	$33.5

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.7 years as of September 30, 2018 and 1.9 years as of December 31, 2017.

In billions of dollars	Sept. 30, 2018	Dec. 31, 2017
Term notes issued to third parties	$1.5	$1.0
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.4	$2.9

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended September 30,
	2018		2017
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$7.9	$2.1	$11.7	$4.1
Contractual servicing fees received	—	—	0.1	—

	Nine Months Ended September 30,
	2018		2017
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$23.7	$8.2	$26.2	$6.9
Contractual servicing fees received	0.1	—	0.2	—

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $6 million and $18 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2018, gains recognized on the securitization of non-agency-sponsored mortgages were $5 million and $40 million, respectively.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $14 million and $61 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2017, gains recognized on the securitization of non-agency-sponsored mortgages were $29 million and $75 million, respectively.

	September 30, 2018			December 31, 2017
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,092	$296	$112	$1,634	$214	$139

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	Three Months Ended September 30, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	3.0% to 10.4%	3.8% to 4.2%	4.1% to 8.6%
Weighted average discount rate	6.9%	4.1%	5.6%
Constant prepayment rate	5.3% to 12.8%	7.0% to 10.0%	7.0% to 10.0%
Weighted average constant prepayment rate	8.1%	7.9%	8.2%
Anticipated net credit losses(2)	NM	3.4% to 3.7%	3.4% to 3.7%
Weighted average anticipated net credit losses	NM	3.6%	3.6%
Weighted average life	6.9 to 22.1 years	3.0 to 3.9 years	7.3 to 15.7 years

	Three Months Ended September 30, 2017
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.0% to 13.2%	1.4% to 4.5%	1.7% to 4.2%
Weighted average discount rate	8.5%	2.8%	3.5%
Constant prepayment rate	6.6% to 31.6%	—	—
Weighted average constant prepayment rate	10.6%	—	—
Anticipated net credit losses(2)	NM	6.7% to 6.8%	6.4%
Weighted average anticipated net credit losses	NM	6.7	6.4%
Weighted average life	2.5 to 10.5 years	4.9 to 9.4 years	5.0 to 9.1 years

	Nine Months Ended September 30, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	3.0% to 11.4%	1.6% to 4.5%	3.0% to 8.6%
Weighted average discount rate	6.3%	3.6%	4.4%
Constant prepayment rate	3.5% to 16.0%	7.0% to 12.0%	7.0% to 12.0%
Weighted average constant prepayment rate	8.2%	8.8%	9.1%
Anticipated net credit losses(2)	NM	2.0% to 6.7%	2.0% to 4.6%
Weighted average anticipated net credit losses	NM	4.4%	3.4%
Weighted average life	5.0 to 22.1 years	2.5 to 9.9 years	2.5 to 15.7 years

	Nine Months Ended September 30, 2017
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.0% to 19.9%	1.4% to 4.5%	1.7% to 19.1%
Weighted average discount rate	9.1%	2.8%	4.0%
Constant prepayment rate	3.8% to 31.6%	—	—
Weighted average constant prepayment rate	9.6%	—	—
Anticipated net credit losses(2)	NM	6.7% to 6.8%	6.4% to 69.1%
Weighted average anticipated net credit losses	NM	6.7%	10.8%
Weighted average life	2.5 to 14.5 years	4.9 to 10.0 years	5.0 to 10.0 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

	September 30, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.6% to 55.0%	12.2%	4.9% to 5.8%
Weighted average discount rate	6.0%	12.2%	5.2%
Constant prepayment rate	3.7% to 19.6%	8.0%	5.0% to 16.0%
Weighted average constant prepayment rate	8.8%	8.0%	7.7%
Anticipated net credit losses(2)	NM	38.0%	37.0% to 91.0%
Weighted average anticipated net credit losses	NM	38.0%	49.7%
Weighted average life	0.5 to 28.2 years	7.6 years	6.2 to 15.5 years

	December 31, 2017
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.8% to 84.2%	5.8% to 100.0%	2.8% to 35.1%
Weighted average discount rate	7.1%	5.8%	9.0%
Constant prepayment rate	6.9% to 27.8%	8.9% to 15.5%	8.6% to 13.1%
Weighted average constant prepayment rate	11.6%	8.9%	10.6%
Anticipated net credit losses(2)	NM	0.4% to 46.9%	35.1% to 52.1%
Weighted average anticipated net credit losses	NM	46.9%	44.9%
Weighted average life	0.1 to 27.8 years	4.8 to 5.3 years	0.2 to 18.6 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	September 30, 2018
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rates
Adverse change of 10%	$(61)	$—	$(1)
Adverse change of 20%	(119)	—	(2)
Constant prepayment rate
Adverse change of 10%	(32)	—	—
Adverse change of 20%	(63)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2017
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rates
Adverse change of 10%	$(44)	$(2)	$(3)
Adverse change of 20%	(85)	(4)	(5)
Constant prepayment rate
Adverse change of 10%	(41)	(1)	(1)
Adverse change of 20%	(84)	(1)	(2)
Anticipated net credit losses
Adverse change of 10%	NM	(3)	—
Adverse change of 20%	NM	(7)	—

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $618 million and $553 million at September 30, 2018 and 2017, respectively. The MSRs correspond to principal loan balances of $62 billion and $68 billion as of September 30, 2018 and 2017, respectively. The following tables summarize the changes in capitalized MSRs:

	Three Months Ended September 30,
In millions of dollars	2018	2017
Balance, as of June 30	$596	$560
Originations	14	19
Changes in fair value of MSRs due to changes in inputs and assumptions	25	(6)
Other changes(1)	(17)	(20)
Sale of MSRs	—	—
Balance, as of September 30	$618	$553

	Nine Months Ended September 30,
In millions of dollars	2018	2017
Balance, beginning of year	$558	$1,564
Originations	46	75
Changes in fair value of MSRs due to changes in inputs and assumptions	82	50
Other changes(1)	(50)	(90)
Sale of MSRs(2)	(18)	(1,046)
Balance, as of September 30	$618	$553

(1)	Represents changes due to customer payments and passage of time.

(2)	See Note 2 to the Consolidated Financial Statements in Citi’s 2017 Annual Report on Form 10-K for more information on the exit of the U.S. mortgage servicing operations and sale of MSRs in 2017.

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Servicing fees	$41	$65	$130	$236
Late fees	1	2	3	8
Ancillary fees	1	3	7	11
Total MSR fees	$43	$70	$140	$255

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private-label) securities to re-securitization entities during the three and nine months ended September 30, 2018 and 2017. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of September 30, 2018, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $33 million (all related to re-securitization transactions executed prior to 2016), which has been recorded in Trading account assets. Of this amount, substantially all was related to subordinated beneficial interests. As of December 31, 2017, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $79 million (all related to re-securitization transactions executed prior to 2016). Of this amount, substantially all was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of September 30, 2018 and December 31, 2017 was approximately $316 million and $887 million, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2018, Citi transferred agency securities with a fair value of approximately $6.8 billion and $20.4 billion, respectively, to re-securitization entities compared to approximately $9.9 billion and $20.0 billion for the three and nine months ended September 30, 2017, respectively.
As of September 30, 2018, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.4 billion (including $1.3 billion related to re-securitization transactions executed in 2018) compared to $2.1 billion as of December 31, 2017 (including $854 million related to re-securitization transactions executed in 2017), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2018 and December 31, 2017 was approximately $67.2 billion and $68.3 billion, respectively.
As of September 30, 2018 and December 31, 2017, the Company did not consolidate any private-label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At September 30, 2018 and December 31, 2017, the commercial paper conduits administered by Citi had approximately $17.4 billion and $19.3 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $16.3 billion and $14.5 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At September 30, 2018 and December 31, 2017, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 55 and 51 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.6 billion as of September 30, 2018 and December 31, 2017. The net result across multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At September 30, 2018 and December 31, 2017, the Company owned $5.4 billion and $9.3 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations
The following tables summarize selected cash flow information and retained interests related to Citigroup CLOs:

	Three Months Ended September 30,
In billions of dollars	2018	2017
Proceeds from new securitizations	$0.4	$1.1

	Nine Months Ended September 30,
In billions of dollars	2018	2017
Proceeds from new securitizations	$4.0	$2.5
Cash flows received on retained interests and other cash flows	0.1	0.1

In millions of dollars	Sept. 30, 2018	Dec. 31, 2017
Carrying value of retained interests	$3,461	$4,079

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2018
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$18,098	$6,949
Corporate loans	6,815	5,764
Hedge funds and equities	416	54
Airplanes, ships and other assets	38,849	17,108
Total	$64,178	$29,875

	December 31, 2017
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$15,370	$5,445
Corporate loans	4,725	3,587
Hedge funds and equities	542	58
Airplanes, ships and other assets	39,202	16,849
Total	$59,839	$25,939

Municipal Securities Tender Option Bond (TOB) Trusts
At September 30, 2018 and December 31, 2017, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At September 30, 2018 and December 31, 2017, liquidity agreements provided with respect to customer TOB trusts totaled $4.1 billion and $3.2 billion, respectively, of which $2.2 billion and $2.0 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.1 billion as of September 30, 2018 and December 31, 2017. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Client Intermediation
The proceeds from new securitizations related to the Company’s client intermediation transactions for the three and nine months ended September 30, 2018 totaled approximately $0.2 billion and $0.7 billion, respectively, compared to $0.2 billion and $0.9 billion for the three and nine months ended September 30, 2017, respectively.

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest rate contracts
Swaps	$246,079	$189,779	$19,759,439	$18,754,219
Futures and forwards	—	—	8,297,965	6,460,539
Written options	—	—	3,857,773	3,516,131
Purchased options	—	—	3,236,924	3,234,025
Total interest rate contract notionals	$246,079	$189,779	$35,152,101	$31,964,914
Foreign exchange contracts
Swaps	$54,502	$37,162	$7,004,521	$5,576,357
Futures, forwards and spot	37,769	33,103	5,711,577	3,097,700
Written options	2,497	3,951	1,727,916	1,127,728
Purchased options	2,934	6,427	1,695,392	1,148,686
Total foreign exchange contract notionals	$97,702	$80,643	$16,139,406	$10,950,471
Equity contracts
Swaps	$—	$—	$245,167	$215,834
Futures and forwards	—	—	70,526	72,616
Written options	—	—	436,032	389,961
Purchased options	—	—	333,448	328,154
Total equity contract notionals	$—	$—	$1,085,173	$1,006,565
Commodity and other contracts
Swaps	$—	$—	$118,699	$82,039
Futures and forwards	397	23	164,427	153,248
Written options	—	—	72,021	62,045
Purchased options	—	—	69,862	60,526
Total commodity and other contract notionals	$397	$23	$425,009	$357,858
Credit derivatives(1)
Protection sold	$—	$—	$723,060	$735,142
Protection purchased	—	—	793,792	777,713
Total credit derivatives	$—	$—	$1,516,852	$1,512,855
Total derivative notionals	$344,178	$270,445	$54,318,541	$45,792,663

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of September 30, 2018 and December 31, 2017. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount, if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $110 billion and $100 billion as of September 30, 2018 and December 31, 2017, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at September 30, 2018	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,411	$81
Cleared	137	575
Interest rate contracts	$1,548	$656
Over-the-counter	$1,568	$718
Foreign exchange contracts	$1,568	$718
Total derivatives instruments designated as ASC 815 hedges	$3,116	$1,374
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$155,901	$136,989
Cleared	8,262	10,062
Exchange traded	130	136
Interest rate contracts	$164,293	$147,187
Over-the-counter	$169,989	$164,571
Cleared	3,326	3,360
Exchange traded	88	236
Foreign exchange contracts	$173,403	$168,167
Over-the-counter	$19,891	$24,766
Cleared	10	9
Exchange traded	10,143	10,354
Equity contracts	$30,044	$35,129
Over-the-counter	$22,449	$25,024
Exchange traded	826	756
Commodity and other contracts	$23,275	$25,780
Over-the-counter	$4,240	$5,912
Cleared	7,326	5,781
Credit derivatives	$11,566	$11,693
Total derivatives instruments not designated as ASC 815 hedges	$402,581	$387,956
Total derivatives	$405,697	$389,330
Cash collateral paid/received(3)	$10,759	$13,676
Less: Netting agreements(4)	(322,565)	(322,565)
Less: Netting cash collateral received/paid(5)	(37,678)	(30,701)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$56,213	$49,740
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(739)	$(83)
Less: Non-cash collateral received/paid	(12,389)	(11,376)
Total net receivables/payables(6)	$43,085	$38,281

(1)	The derivatives fair values are also presented in Note 20 to the Consolidated Financial Statements.

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

(3)
Reflects the net amount of the $41,460 million and $51,354 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $30,701 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $37,678 million was used to offset trading derivative assets.

(4)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $304 billion, $9 billion and $10 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(5)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(6)	The net receivables/payables include approximately $6 billion of derivative asset and $7 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2017	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,969	$134
Cleared	110	92
Interest rate contracts	$2,079	$226
Over-the-counter	$1,143	$1,150
Foreign exchange contracts	$1,143	$1,150
Total derivatives instruments designated as ASC 815 hedges	$3,222	$1,376
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$195,677	$173,937
Cleared	7,129	10,381
Exchange traded	102	95
Interest rate contracts	$202,908	$184,413
Over-the-counter	$119,092	$117,473
Cleared	1,690	2,028
Exchange traded	34	121
Foreign exchange contracts	$120,816	$119,622
Over-the-counter	$17,221	$21,201
Cleared	21	25
Exchange traded	9,736	10,147
Equity contracts	$26,978	$31,373
Over-the-counter	$13,499	$16,362
Exchange traded	604	665
Commodity and other contracts	$14,103	$17,027
Over-the-counter	$12,972	$12,958
Cleared	7,562	8,575
Credit derivatives	$20,534	$21,533
Total derivatives instruments not designated as ASC 815 hedges	$385,339	$373,968
Total derivatives	$388,561	$375,344
Cash collateral paid/received(3)	$7,541	$14,308
Less: Netting agreements(4)	(306,401)	(306,401)
Less: Netting cash collateral received/paid(5)	(38,532)	(35,666)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$51,169	$47,585
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(872)	$(121)
Less: Non-cash collateral received/paid	(12,739)	(6,929)
Total net receivables/payables(6)	$37,558	$40,535

(1)
The derivatives fair values are presented in Note 20 to the Consolidated Financial Statements. Derivative mark-to-market receivables/payables previously reported within Other assets/Other liabilities have been reclassified to Trading account assets/Trading account liabilities to conform with the current-period presentation.

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

For the three and nine months ended September 30, 2018 and 2017, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Interest rate contracts	$(22)	$(5)	$(65)	$(72)
Foreign exchange	7	596	(6)	1,897
Credit derivatives	(200)	(125)	(271)	(501)
Total	$(215)	$466	$(342)	$1,324

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

Hedging of Foreign Exchange Risk
Citigroup hedges the change in fair value attributable to foreign exchange rate movements in available-for-sale debt securities and long-term debt that are denominated in currencies other than the functional currency of the entity holding the securities or issuing the debt, which may be within or outside the U.S. The hedging instrument may be a forward foreign exchange contract or a cross-currency swap contract. Citigroup considers the premium associated with forward contracts (i.e., the differential between the spot and contractual forward rates) as the cost of hedging; this amount is excluded from the assessment of hedge effectiveness and reflected directly in earnings over the life of the hedge. Beginning January 1, 2018, Citi excludes changes in cross-currency basis associated with cross-currency swaps from the assessment of hedge effectiveness and records it in Other comprehensive income.

Hedging of Commodity Price Risk
Citigroup hedges the change in fair value attributable to spot price movements in physical commodities inventory. The hedging instrument is a futures contract to sell the underlying commodity. In this hedge, the change in the value of the hedged inventory is reflected in earnings, which offsets the change in the fair value of the futures contract that is also reflected in earnings. Although the change in the fair value of the hedging instrument recorded in earnings includes changes in forward rates, Citigroup excludes the differential between the spot and the contractual forward rates under the futures contract from the assessment of hedge effectiveness and amortizes it directly into earnings over the life of the hedge.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017(3)	2018		2017(3)
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Other revenue	Net interest revenue	Other revenue
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate hedges	$—	$(857)	$(194)	$—	$(497)	$(570)
Foreign exchange hedges	(158)	—	(166)	341	—	(803)
Commodity hedges	(14)	—	(11)	(14)	—	(20)
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(172)	$(857)	$(371)	$327	$(497)	$(1,393)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$871	$189	$—	$525	$532
Foreign exchange hedges	132	—	144	(464)	—	910
Commodity hedges	8	—	12	9	—	22
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$140	$871	$345	$(455)	$525	$1,464
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$(5)	$(7)
Foreign exchange hedges(2)	7	—	(5)	63	—	75
Commodity hedges	(7)	—	1	(5)	—	2
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$—	$—	$(4)	$58	$(5)	$70

(1)
Beginning January 1, 2018, gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense, while the remaining amounts including the amounts for interest rate hedges prior to January 1, 2018 are included in Other revenue or Principal transactions on the Consolidated Statement of Income. The accrued interest income on fair value hedges both prior to and after January 1, 2018 is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates). These amounts are excluded from the assessment of hedge effectiveness and are reflected directly in earnings. After January 1, 2018, amounts include cross-currency basis, which is recognized in accumulated other comprehensive income. The amount of cross-currency basis that was included in accumulated other comprehensive income was $15 million and $57 million for the three and nine months ended September 30, 2018, respectively, none of which was recognized in earnings.

(3)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges for the three months ended September 30, 2017 was $(5) million for interest rate hedges and $(17) million for foreign exchange hedges, for a total of $(22) million. Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges for the nine months ended September 30, 2017 was $(31) million for interest rate hedges and $32 million for foreign exchange hedges, for a total of $1 million.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in the hedged risk. The hedge basis adjustment, whether arising from an active or de-designated hedge relationship, remains with the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at September 30, 2018, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities.

In millions of dollars as of September 30, 2018
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
Debt securities AFS	$80,244	$(326)	$421
Long-term debt	154,540	(775)	1,218

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
With the adoption of ASU 2017-12, Citigroup hedges the variability from changes in a contractually specified rate and recognizes the entire change in fair value of the cash flow hedging instruments in AOCI. Prior to the adoption of ASU 2017-12, to the extent that these derivatives were not fully effective, changes in their fair values in excess of changes in the value of the hedged transactions were immediately included in Other revenue. With the adoption of ASU 2017-12, such amounts are no longer required to be immediately recognized in income, but instead the full change in the value of the hedging instrument is required to be recognized in AOCI, and then recognized in earnings in the same period that the cash flows impact earnings. The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars	2018		2017	2018		2017
Amount of gain (loss) recognized in AOCI on derivative
Interest rate contracts(1)	$(146)		$(36)	$(665)		$103
Foreign exchange contracts	(3)		(7)	(4)		(7)
Total gain (loss) recognized in AOCI	$(149)		$(43)	$(669)		$96
Amount of gain (loss) reclassified from AOCI to earnings	Other revenue	Net interest revenue	Other revenue	Other revenue	Net interest revenue	Other revenue
Interest rate contracts(1)	$—	$(54)	$(48)	$—	$(142)	$(94)
Foreign exchange contracts	2	—	(7)	(8)	—	(8)
Total gain (loss) reclassified from AOCI into earnings	$2	$(54)	$(55)	$(8)	$(142)	$(102)

(1)
After January 1, 2018, all amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, including interest rate hedges prior to January 1, 2018, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

For cash flow hedges, the changes in the fair value of the hedging derivative remain in AOCI on the Consolidated Balance Sheet and will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2018 is approximately $475 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.

The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

Net Investment Hedges
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within AOCI, related to net investment hedges, is $(46) million and $1,587 million for the three and nine months ended September 30, 2018, and $(245) million and $(1,993) million for the three and nine months ended September 30, 2017, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at September 30, 2018	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$5,366	$5,097	$222,802	$234,338
Broker-dealers	1,826	1,661	66,676	67,833
Non-financial	65	90	2,823	4,247
Insurance and other financial institutions	4,309	4,845	501,491	416,642
Total by industry/counterparty	$11,566	$11,693	$793,792	$723,060
By instrument
Credit default swaps and options	$10,997	$11,168	$771,239	$712,451
Total return swaps and other	569	525	22,553	10,609
Total by instrument	$11,566	$11,693	$793,792	$723,060
By rating
Investment grade	$5,180	$5,014	$616,595	$552,452
Non-investment grade	6,386	6,679	177,197	170,608
Total by rating	$11,566	$11,693	$793,792	$723,060
By maturity
Within 1 year	$1,442	$1,680	$232,670	$204,358
From 1 to 5 years	8,083	7,855	472,276	439,089
After 5 years	2,041	2,158	88,846	79,613
Total by maturity	$11,566	$11,693	$793,792	$723,060

(1)	The fair value amount receivable is composed of $3,657 million under protection purchased and $7,909 million under protection sold.

(2)	The fair value amount payable is composed of $8,476 million under protection purchased and $3,217 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2017	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$7,471	$6,669	$264,414	$273,711
Broker-dealers	2,325	2,285	73,273	83,229
Non-financial	70	91	1,288	1,140
Insurance and other financial institutions	10,668	12,488	438,738	377,062
Total by industry/counterparty	$20,534	$21,533	$777,713	$735,142
By instrument
Credit default swaps and options	$20,251	$20,554	$754,114	$724,228
Total return swaps and other	283	979	23,599	10,914
Total by instrument	$20,534	$21,533	$777,713	$735,142
By rating
Investment grade	$10,473	$10,616	$588,324	$557,987
Non-investment grade	10,061	10,917	189,389	177,155
Total by rating	$20,534	$21,533	$777,713	$735,142
By maturity
Within 1 year	$2,477	$2,914	$231,878	$218,097
From 1 to 5 years	16,098	16,435	498,606	476,345
After 5 years	1,959	2,184	47,229	40,700
Total by maturity	$20,534	$21,533	$777,713	$735,142

(1)	The fair value amount receivable is composed of $3,195 million under protection purchased and $17,339 under protection sold.

(2)	The fair value amount payable is composed of $3,147 million under protection purchased and $18,386 million under protection sold.

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at both September 30, 2018 and December 31, 2017 was $37 billion and $29 billion, respectively. The Company posted $36 billion and $28 billion as collateral for this exposure in the normal course of business as of September 30, 2018 and December 31, 2017, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of September 30, 2018, the Company could be required to post an additional $1.4 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.2 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1.6 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $3.3 billion and $3.0 billion as of September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018, the fair value of these previously derecognized assets was $3.2 billion. The fair value of the total return swaps as of September 30, 2018 was $24 million recorded as gross derivative assets and $31 million recorded as gross derivative liabilities. At December 31, 2017, the fair value of these previously derecognized assets was $3.1 billion, and the fair value of the total return swaps was $89 million recorded as gross derivative assets and $15 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at September 30, 2018 and December 31, 2017:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2018	December 31, 2017
Counterparty CVA	$(815)	$(970)
Asset FVA	(324)	(447)
Citigroup (own-credit) CVA	317	287
Liability FVA	39	47
Total CVA—derivative instruments(1)	$(783)	$(1,083)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Counterparty CVA	$94	$27	$117	$197
Asset FVA	74	(5)	123	74
Own-credit CVA	(75)	(2)	24	(127)
Liability FVA	(23)	(16)	(8)	(10)
Total CVA—derivative instruments	$70	$4	$256	$134
DVA related to own FVO liabilities(1)	$(377)	$(195)	$208	$(422)
Total CVA and DVA(2)	$(307)	$(191)	$464	$(288)

(1)	See Note 1 and Note 17 to the Consolidated Financial Statements.

(2)	FVA is included with CVA for presentation purposes.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at September 30, 2018	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$—	$241,745	$65	$241,810	$(63,368)	$178,442
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	20,293	128	20,421	—	20,421
Residential	1	730	215	946	—	946
Commercial	—	1,346	57	1,403	—	1,403
Total trading mortgage-backed securities	$1	$22,369	$400	$22,770	$—	$22,770
U.S. Treasury and federal agency securities	$22,054	$5,347	$6	$27,407	$—	$27,407
State and municipal	—	3,612	200	3,812	—	3,812
Foreign government	44,714	19,945	52	64,711	—	64,711
Corporate	835	13,409	253	14,497	—	14,497
Equity securities	45,556	8,195	170	53,921	—	53,921
Asset-backed securities	—	1,628	1,453	3,081	—	3,081
Other trading assets(3)	5	10,355	730	11,090	—	11,090
Total trading non-derivative assets	$113,165	$84,860	$3,264	$201,289	$—	$201,289
Trading derivatives
Interest rate contracts	$183	$163,345	$2,313	$165,841
Foreign exchange contracts	6	174,455	510	174,971
Equity contracts	2,495	27,255	294	30,044
Commodity contracts	15	22,576	684	23,275
Credit derivatives	—	10,750	816	11,566
Total trading derivatives	$2,699	$398,381	$4,617	$405,697
Cash collateral paid(4)				$10,759
Netting agreements					$(322,565)
Netting of cash collateral received					(37,678)
Total trading derivatives	$2,699	$398,381	$4,617	$416,456	$(360,243)	$56,213
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$45,127	$34	$45,161	$—	$45,161
Residential	—	1,627	—	1,627	—	1,627
Commercial	—	226	5	231	—	231
Total investment mortgage-backed securities	$—	$46,980	$39	$47,019	$—	$47,019
U.S. Treasury and federal agency securities	$106,098	$10,045	$—	$116,143	$—	$116,143
State and municipal	—	8,798	682	9,480	—	9,480
Foreign government	56,866	37,514	81	94,461	—	94,461
Corporate	4,687	7,693	—	12,380	—	12,380
Equity securities	246	14	—	260	—	260
Asset-backed securities	—	978	284	1,262	—	1,262
Other debt securities	—	4,037	—	4,037	—	4,037
Non-marketable equity securities(5)	—	170	733	903	—	903
Total investments	$167,897	$116,229	$1,819	$285,945	$—	$285,945
Table continues on the next page.

In millions of dollars at September 30, 2018	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$3,856	$383	$4,239	$—	$4,239
Mortgage servicing rights	—	—	618	618	—	618
Non-trading derivatives and other financial assets measured on a recurring basis	$19,789	$5,362	$—	$25,151	$—	$25,151
Total assets	$303,550	$850,433	$10,766	$1,175,508	$(423,611)	$751,897
Total as a percentage of gross assets(6)	26.1%	73.0%	0.9%
Liabilities
Interest-bearing deposits	$—	$1,137	$303	$1,440	$—	$1,440
Federal funds purchased and securities loaned and sold under agreements to repurchase	—	110,519	997	111,516	(63,368)	48,148
Trading account liabilities
Securities sold, not yet purchased	85,760	10,281	387	96,428	—	96,428
Other trading liabilities	—	1,484	—	1,484	—	1,484
Total trading liabilities	$85,760	$11,765	$387	$97,912	$—	$97,912
Trading derivatives
Interest rate contracts	$189	$145,460	$2,194	$147,843
Foreign exchange contracts	7	168,557	321	168,885
Equity contracts	2,667	31,254	1,208	35,129
Commodity contracts	5	23,286	2,489	25,780
Credit derivatives	—	9,871	1,822	11,693
Total trading derivatives	$2,868	$378,428	$8,034	$389,330
Cash collateral received(7)				$13,676
Netting agreements					$(322,565)
Netting of cash collateral paid					(30,701)
Total trading derivatives	$2,868	$378,428	$8,034	$403,006	$(353,266)	$49,740
Short-term borrowings	$—	$5,002	$39	$5,041	$—	$5,041
Long-term debt	—	22,980	13,791	36,771	—	36,771
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$19,789	$158	$—	$19,947	$—	$19,947
Total liabilities	$108,417	$529,989	$23,551	$675,633	$(416,634)	$258,999
Total as a percentage of gross liabilities(6)	16.4%	80.1%	3.6%

(1)
For the three and nine months ended September 30, 2018, the Company transferred assets of approximately $1.7 billion and $3.4 billion from Level 1 to Level 2, primarily related to foreign government securities and equity securities not traded in active markets. During the three and nine months ended September 30, 2018, the Company transferred assets of approximately $2.6 billion and $7.9 billion from Level 2 to Level 1, primarily related to foreign government bonds, foreign corporate securities, marketable certificates of deposits and equity securities traded with sufficient frequency to constitute an active market. For the three and nine months ended September 30, 2018, there were $0.1 billion and $0.3 billion transfers of liabilities from Level 1 to Level 2. During the three and nine months ended September 30, 2018, the Company transferred liabilities of approximately $0.3 billion and $0.7 billion, from Level 2 to Level 1.

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

(4)	Reflects the net amount of $48,437 million gross cash collateral paid, of which $37,678 million was used to offset trading derivative liabilities.

(5)
Amounts exclude $0.2 billion of investments measured at Net Asset Value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

(6)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(7)	Reflects the net amount $44,377 million of gross cash collateral received, of which $30,701 million was used to offset trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2017	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$—	$188,571	$16	$188,587	$(55,638)	$132,949
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,801	163	22,964	—	22,964
Residential	—	649	164	813	—	813
Commercial	—	1,309	57	1,366	—	1,366
Total trading mortgage-backed securities	$—	$24,759	$384	$25,143	$—	$25,143
U.S. Treasury and federal agency securities	$17,524	$3,613	$—	$21,137	$—	$21,137
State and municipal	—	4,426	274	4,700	—	4,700
Foreign government	39,347	20,843	16	60,206	—	60,206
Corporate	301	15,129	275	15,705	—	15,705
Equity securities	53,305	6,794	120	60,219	—	60,219
Asset-backed securities	—	1,198	1,590	2,788	—	2,788
Other trading assets(3)	3	11,105	615	11,723	—	11,723
Total trading non-derivative assets	$110,480	$87,867	$3,274	$201,621	$—	$201,621
Trading derivatives
Interest rate contracts	$145	$203,134	$1,708	$204,987
Foreign exchange contracts	19	121,363	577	121,959
Equity contracts	2,364	24,170	444	26,978
Commodity contracts	282	13,252	569	14,103
Credit derivatives	—	19,624	910	20,534
Total trading derivatives	$2,810	$381,543	$4,208	$388,561
Cash collateral paid(4)				$7,541
Netting agreements					$(306,401)
Netting of cash collateral received					(38,532)
Total trading derivatives	$2,810	$381,543	$4,208	$396,102	$(344,933)	$51,169
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,717	$24	$41,741	$—	$41,741
Residential	—	2,884	—	2,884	—	2,884
Commercial	—	329	3	332	—	332
Total investment mortgage-backed securities	$—	$44,930	$27	$44,957	$—	$44,957
U.S. Treasury and federal agency securities	$106,964	$11,182	$—	$118,146	$—	$118,146
State and municipal	—	8,028	737	8,765	—	8,765
Foreign government	56,456	43,985	92	100,533	—	100,533
Corporate	1,911	12,127	71	14,109	—	14,109
Equity securities	176	11	2	189	—	189
Asset-backed securities	—	3,091	827	3,918	—	3,918
Other debt securities	—	297	—	297	—	297
Non-marketable equity securities(5)	—	121	681	802	—	802
Total investments	$165,507	$123,772	$2,437	$291,716	$—	$291,716
Table continues on the next page.

In millions of dollars at December 31, 2017	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$3,824	$550	$4,374	$—	$4,374
Mortgage servicing rights	—	—	558	558	—	558
Non-trading derivatives and other financial assets measured on a recurring basis	$13,903	$4,640	$16	$18,559	$—	$18,559
Total assets	$292,700	$790,217	$11,059	$1,101,517	$(400,571)	$700,946
Total as a percentage of gross assets(6)	26.8%	72.2%	1.0%
Liabilities
Interest-bearing deposits	$—	$1,179	$286	$1,465	$—	$1,465
Federal funds purchased and securities loaned and sold under agreements to repurchase	—	95,550	726	96,276	(55,638)	40,638
Trading account liabilities
Securities sold, not yet purchased	65,843	10,306	22	76,171	—	76,171
Other trading liabilities	—	1,409	5	1,414	—	1,414
Total trading liabilities	$65,843	$11,715	$27	$77,585	$—	$77,585
Trading account derivatives
Interest rate contracts	$137	$182,372	$2,130	$184,639
Foreign exchange contracts	9	120,316	447	120,772
Equity contracts	2,430	26,472	2,471	31,373
Commodity contracts	115	14,482	2,430	17,027
Credit derivatives	—	19,824	1,709	21,533
Total trading derivatives	$2,691	$363,466	$9,187	$375,344
Cash collateral received(7)				$14,308
Netting agreements					$(306,401)
Netting of cash collateral paid					(35,666)
Total trading derivatives	$2,691	$363,466	$9,187	$389,652	$(342,067)	$47,585
Short-term borrowings	$—	$4,609	$18	$4,627	$—	$4,627
Long-term debt	—	18,310	13,082	31,392	—	31,392
Non-trading derivatives and other financial liabilities measured on a recurring basis	$13,903	$50	$8	$13,961	$—	$13,961
Total liabilities	$82,437	$494,879	$23,334	$614,958	$(397,705)	$217,253
Total as a percentage of gross liabilities(6)	13.7%	82.4%	3.9%

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

Changes in Level 3 Fair Value Category

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2018 and 2017. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2018
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$66	$—	$—	$(1)	$—	$61	$—	$—	$(61)	$65	$4
Trading non-derivative assets
Trading mortgage- backed securities
U.S. government-sponsored agency guaranteed	99	(2)	—	3	(7)	38	—	(3)	—	128	(2)
Residential	132	111	—	17	(36)	8	—	(17)	—	215	(2)
Commercial	51	(2)	—	4	(8)	29	—	(17)	—	57	(1)
Total trading mortgage- backed securities	$282	$107	$—	$24	$(51)	$75	$—	$(37)	$—	$400	$(5)
U.S. Treasury and federal agency securities	$7	$—	$—	$—	$—	$—	$—	$—	$(1)	$6	$—
State and municipal	226	6	—	—	(52)	22	—	(2)	—	200	6
Foreign government	36	27	—	—	(8)	4	—	(7)	—	52	26
Corporate	520	(214)	—	24	(15)	110	—	(172)	—	253	7
Equity securities	293	(87)	—	7	(21)	24	—	(46)	—	170	(99)
Asset-backed securities	1,688	(44)	—	20	(39)	305	—	(477)	—	1,453	(45)
Other trading assets	542	78	—	94	(10)	185	2	(157)	(4)	730	53
Total trading non- derivative assets	$3,594	$(127)	$—	$169	$(196)	$725	$2	$(898)	$(5)	$3,264	$(57)
Trading derivatives, net(4)
Interest rate contracts	$86	$10	$—	$(11)	$(2)	$—	$8	$—	$28	$119	$59
Foreign exchange contracts	239	(16)	—	(15)	56	4	—	(66)	(13)	189	(51)
Equity contracts	(1,446)	265	—	3	372	3	(15)	(3)	(93)	(914)	283
Commodity contracts	(1,906)	(67)	—	44	(16)	12	—	(8)	136	(1,805)	1
Credit derivatives	(848)	(240)	—	(6)	7	—	—	—	81	(1,006)	(231)
Total trading derivatives, net(4)	$(3,875)	$(48)	$—	$15	$417	$19	$(7)	$(77)	$139	$(3,417)	$61
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2018
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$34	$—	$—	$—	$—	$—	$—	$—	$—	$34	$—
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	6	—	—	—	(1)	—	—	—	—	5	—
Total investment mortgage-backed securities	$40	$—	$—	$—	$(1)	$—	$—	$—	$—	$39	$—
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	762	—	(10)	—	—	17	—	(87)	—	682	(7)
Foreign government	54	—	(3)	—	(2)	45	—	(13)	—	81	(3)
Corporate	68	—	—	—	(64)	—	—	(4)	—	—	—
Equity securities	1	—	—	—	—	—	—	—	(1)	—	—
Asset-backed securities	456	—	(6)	—	(177)	34	—	(23)	—	284	(5)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	611	—	(73)	163	—	71	—	(40)	1	733	(70)
Total investments	$1,992	$—	$(92)	$163	$(244)	$167	$—	$(167)	$—	$1,819	$(85)
Loans	$381	$—	$(27)	$—	$(46)	$79	$—	$(3)	$(1)	$383	$95
Mortgage servicing rights	596	—	25	—	—	—	14	—	(17)	618	26
Other financial assets measured on a recurring basis	—	—	15	—	—	—	—	(4)	(11)	—	14
Liabilities
Interest-bearing deposits	$320	$—	$14	$—	$—	$—	$—	$—	$(3)	$303	$14
Federal funds purchased and securities loaned and sold under agreements to repurchase	966	(31)	—	—	—	—	—	—	—	997	24
Trading account liabilities
Securities sold, not yet purchased	189	(137)	—	28	(55)	14	121	(45)	(2)	387	(90)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	90	1	—	—	(18)	—	5	—	(37)	39	19
Long-term debt	13,781	(231)	—	445	(646)	—	(42)	(1)	23	13,791	(298)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—

(1)
Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2018.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2018
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	16	19	—	48	—	61	—	—	(79)	65	10
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	163	—	—	92	(97)	191	—	(221)	—	128	—
Residential	164	116	—	75	(124)	99	—	(115)	—	215	(1)
Commercial	57	(3)	—	15	(45)	67	—	(34)	—	57	2
Total trading mortgage-backed securities	384	113	—	182	(266)	357	—	(370)	—	400	1
U.S. Treasury and federal agency securities	—	—	—	6	—	1	—	—	(1)	6	—
State and municipal	274	16	—	—	(96)	35	—	(29)	—	200	8
Foreign government	16	26	—	2	(13)	50	—	(29)	—	52	26
Corporate	275	(119)	—	85	(106)	389	—	(271)	—	253	(1)
Equity securities	120	(5)	—	24	(41)	266	—	(194)	—	170	(68)
Asset-backed securities	1,590	31	—	65	(86)	994	—	(1,141)	—	1,453	(6)
Other trading assets	615	161	—	179	(52)	342	7	(509)	(13)	730	31
Total trading non-derivative assets	3,274	223	—	543	(660)	2,434	7	(2,543)	(14)	3,264	(9)
Trading derivatives, net(4)
Interest rate contracts	(422)	597	—	(6)	(74)	8	8	(16)	24	119	540
Foreign exchange contracts	130	89	—	(28)	59	11	—	(71)	(1)	189	52
Equity contracts	(2,027)	163	—	(70)	1,123	20	(15)	(14)	(94)	(914)	66
Commodity contracts	(1,861)	(241)	—	1	82	39	—	(8)	183	(1,805)	(70)
Credit derivatives	(799)	(338)	—	(15)	19	2	—	1	124	(1,006)	(468)
Total trading derivatives, net(4)	(4,979)	270	—	(118)	1,209	80	(7)	(108)	236	(3,417)	120
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	24	—	10	—	—	—	—	—	—	34	(12)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	3	—	2	1	(1)	—	—	—	—	5	—
Total investment mortgage-backed securities	27	—	12	1	(1)	—	—	—	—	39	(12)
U.S. Treasury and federal agency securities	—	—	—	—	—	—	—	—	—	—	—
State and municipal	737	—	(23)	—	(18)	157	—	(171)	—	682	(32)
Foreign government	92	—	(7)	1	(4)	107	—	(108)	—	81	(3)
Corporate	71	—	(1)	3	(66)	3	—	(10)	—	—	—
Equity securities	2	—	—	—	—	—	—	(1)	(1)	—	—
Asset-backed securities	827	—	(21)	3	(521)	45	—	(49)	—	284	(6)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	681	—	(103)	193	—	86	—	(73)	(51)	733	(56)
Total investments	2,437	—	(143)	201	(610)	398	—	(412)	(52)	1,819	(109)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2018
Loans	550	—	(282)	—	13	130	—	(25)	(3)	383	286
Mortgage servicing rights	558	—	82	—	—	—	46	(18)	(50)	618	83
Other financial assets measured on a recurring basis	16	—	37	—	(11)	4	12	(8)	(50)	—	53
Liabilities
Interest-bearing deposits	286	—	37	12	—	—	45	—	(3)	303	(104)
Federal funds purchased and securities loaned and sold under agreements to repurchase	726	8	—	—	—	—	243	—	36	997	52
Trading account liabilities
Securities sold, not yet purchased	22	(384)	—	35	(86)	14	121	(36)	(67)	387	(128)
Other trading liabilities	5	5	—	—	—	—	—	—	—	—	—
Short-term borrowings	18	2	—	48	(39)	—	54	—	(40)	39	22
Long-term debt	13,082	(474)	—	2,200	(1,950)	36	(35)	(45)	29	13,791	(1,709)
Other financial liabilities measured on a recurring basis	8	—	(2)	1	(10)	—	2	—	(3)	—	(9)

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

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2017
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$1,002	$(338)	$—	$—	$—	$—	$—	$—	$—	$664	$(338)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$204	$—	$—	$75	$(21)	$174	$—	$(123)	$—	$309	$—
Residential	327	24	—	41	(9)	39	—	(71)	—	351	12
Commercial	318	10	—	22	(17)	11	—	(232)	—	112	5
Total trading mortgage-backed securities	$849	$34	$—	$138	$(47)	$224	$—	$(426)	$—	$772	$17
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	284	(2)	—	—	—	49	—	(61)	—	270	(1)
Foreign government	108	(5)	—	4	(114)	161	—	(59)	—	95	(2)
Corporate	401	105	—	16	(11)	148	—	(268)	—	391	103
Equity securities	240	183	—	3	(41)	29	—	(178)	—	236	6
Asset-backed securities	1,570	114	—	5	(6)	481	—	(460)	—	1,704	26
Other trading assets	1,803	(38)	—	38	(607)	1,349	4	(394)	(4)	2,151	29
Total trading non-derivative assets	$5,255	$391	$—	$204	$(826)	$2,441	$4	$(1,846)	$(4)	$5,619	$178
Trading derivatives, net(4)
Interest rate contracts	(288)	196	—	4	(4)	25	—	(20)	(114)	(201)	120
Foreign exchange contracts	184	(92)	—	1	(4)	(6)	—	(3)	68	148	(92)
Equity contracts	(1,647)	201	—	(52)	(34)	31	—	(126)	(221)	(1,848)	(10)
Commodity contracts	(2,024)	(248)	—	(29)	(10)	—	—	(3)	(25)	(2,339)	(255)
Credit derivatives	(1,339)	(150)	—	25	115	7	—	—	401	(941)	(185)
Total trading derivatives, net(4)	$(5,114)	$(93)	$—	$(51)	$63	$57	$—	$(152)	$109	$(5,181)	$(422)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$50	$—	$12	$—	$(5)	$—	$—	$—	$—	$57	$28
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	3	—	—	—	—	—	3	—
Total investment mortgage-backed securities	$50	$—	$12	$3	$(5)	$—	$—	$—	$—	$60	$28
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
State and municipal	1,285	—	(2)	21	(3)	16	—	(45)	—	1,272	17
Foreign government	358	—	(58)	—	(18)	122	—	(103)	—	301	(7)
Corporate	156	—	146	10	(2)	41	—	(231)	—	120	—
Equity securities	9	—	(1)	—	—	—	—	(5)	—	3	—
Asset-backed securities	1,028	—	(280)	2	(7)	504	—	(417)	—	830	(134)
Other debt securities	10	—	—	—	—	—	—	—	—	10	—
Non-marketable equity securities	939	—	(61)	—	—	1	—	(1)	(49)	829	(18)
Total investments	$3,836	$—	$(244)	$36	$(35)	$684	$—	$(803)	$(49)	$3,425	$(114)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2017
Loans	$577	$—	$73	$—	$—	$131	$—	$(236)	$(1)	$544	$264
Mortgage servicing rights	560	—	(6)	—	—	—	19	—	(20)	553	3
Other financial assets measured on a recurring basis	17	—	13	—	—	1	43	(4)	(56)	14	17
Liabilities
Interest-bearing deposits	$300	$—	$(2)	$—	$—	$—	$—	$—	$(2)	$300	$6
Federal funds purchased and securities loaned and sold under agreements to repurchase	807	(1)	—	—	—	—	—	—	(43)	765	4
Trading account liabilities
Securities sold, not yet purchased	1,143	496	—	5	(10)	—	—	88	(46)	684	24
Short-term borrowings	29	(13)	—	3	(1)	—	12	—	—	56	7
Long-term debt	11,831	1,057	—	181	(490)	—	419	—	437	11,321	716
Other financial liabilities measured on a recurring basis	2	—	—	—	—	—	1	—	(1)	2	(1)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2017
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$1,496	$(340)	$—	$—	$(491)	$—	$—	$—	$(1)	$664	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	176	4	—	154	(86)	438	—	(377)	—	309	1
Residential	399	61	—	88	(58)	105	—	(244)	—	351	35
Commercial	206	7	—	66	(46)	445	—	(566)	—	112	(5)
Total trading mortgage-backed securities	$781	$72	$—	$308	$(190)	$988	$—	$(1,187)	$—	$772	$31
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
State and municipal	296	3	—	24	(48)	137	—	(142)	—	270	(1)
Foreign government	40	2	—	88	(204)	288	—	(119)	—	95	(1)
Corporate	324	320	—	132	(84)	424	—	(725)	—	391	167
Equity securities	127	212	—	135	(54)	38	—	(222)	—	236	20
Asset-backed securities	1,868	251	—	28	(87)	1,185	—	(1,541)	—	1,704	34
Other trading assets	2,814	(88)	—	470	(1,381)	2,002	5	(1,652)	(19)	2,151	29
Total trading non-derivative assets	$6,251	$772	$—	$1,185	$(2,048)	$5,062	$5	$(5,589)	$(19)	$5,619	$279
Trading derivatives, net(4)
Interest rate contracts	$(663)	$4	$—	$(24)	$647	$90	$—	$(225)	$(30)	$(201)	$65
Foreign exchange contracts	413	(389)	—	54	(63)	32	—	(37)	138	148	(134)
Equity contracts	(1,557)	98	—	(34)	(8)	180	—	(263)	(264)	(1,848)	(22)
Commodity contracts	(1,945)	(576)	—	29	39	—	—	(3)	117	(2,339)	(255)
Credit derivatives	(1,001)	(535)	—	(43)	91	5	—	2	540	(941)	(197)
Total trading derivatives, net(4)	$(4,753)	$(1,398)	$—	$(18)	$706	$307	$—	$(526)	$501	$(5,181)	$(543)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$101	$—	$15	$1	$(60)	$—	$—	$—	$—	$57	$30
Residential	50	—	2	—	(47)	—	—	(5)	—	—	—
Commercial	—	—	—	3	—	8	—	(8)	—	3	—
Total investment mortgage-backed securities	$151	$—	$17	$4	$(107)	$8	$—	$(13)	$—	$60	$30
U.S. Treasury and federal agency securities	$2	$—	$—	$—	$—	$—	$—	$(2)	$—	$—	$—
State and municipal	1,211	—	37	70	(36)	92	—	(102)	—	1,272	35
Foreign government	186	—	(47)	2	(37)	455	—	(258)	—	301	(5)
Corporate	311	—	11	74	(6)	224	—	(494)	—	120	—
Equity securities	9	—	(1)	—	—	—	—	(5)	—	3	—
Asset-backed securities	660	—	(98)	23	(20)	864	—	(599)	—	830	(134)
Other debt securities	—	—	—	—	—	21	—	(11)	—	10	—
Non-marketable equity securities	1,331	—	(124)	2	—	10	—	(228)	(162)	829	49
Total investments	$3,861	$—	$(205)	$175	$(206)	$1,674	$—	$(1,712)	$(162)	$3,425	$(25)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2017
Loans	$568	$—	$57	$80	$(16)	$173	$—	$(312)	$(6)	$544	$266
Mortgage servicing rights	1,564	—	50	—	—	—	75	(1,046)	(90)	553	(40)
Other financial assets measured on a recurring basis	34	—	(147)	3	(8)	1	303	(8)	(164)	14	(68)
Liabilities
Interest-bearing deposits	$293	$—	$9	$40	$—	$—	$—	$—	$(24)	$300	$6
Federal funds purchased and securities loaned and sold under agreements to repurchase	849	7	—	—	—	—	—	—	(77)	765	4
Trading account liabilities
Securities sold, not yet purchased	1,177	490	—	18	(53)	—	—	265	(233)	684	24
Short-term borrowings	42	18	—	4	(1)	—	31	—	(2)	56	7
Long-term debt	9,744	456	—	702	(1,457)	—	2,701	—	87	11,321	708
Other financial liabilities measured on a recurring basis	8	—	—	—	—	—	3	(1)	(8)	2	(1)

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

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2017 to September 30, 2018:

•
During the three and nine months ended September 30, 2018, transfers of Long-term debt of $0.4 billion and $2.2 billion from Level 2 to Level 3, and of $0.6 billion and $2.0 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

The were no significant Level 3 transfers for the period from June 30, 2017 to September 30, 2017.

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

As of September 30, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$65	Model-based	Interest rate	2.27%	3.67%	3.54%
Mortgage-backed securities	$273	Price-based	Price	$37.40	$108.00	$92.56
	137	Yield analysis	Yield	3.13%	14.29%	4.72%

State and municipal, foreign government, corporate and other debt securities	$930	Price-based	Price	$—	$108.15	$79.65
	926	Model-based	Credit spread	35 bps	446 bps	246 bps
Equity securities(5)	$124	Price-based	Price	$—	$865.86	$3.50
	46	Model-based	WAL	1.73 years	1.73 years	1.73 years

Asset-backed securities	$1,666	Price-based	Price	$3.56	$100.91	$69.41
Non-marketable equities	$428	Comparables analysis	Net operating income multiple	$7.30	$25.00	$10.49
	$282	Price-based	Discount to price	—%	100.00%	0.62%
Derivatives—gross(6)
Interest rate contracts (gross)	$4,470	Model-based	Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.14%	78.79%	53.37%
			Inflation volatility	0.20%	2.56%	0.76%
Foreign exchange contracts (gross)	$749	Model-based	FX volatility	3.15%	17.35%	10.96%
	$82	Cash flow	Credit spread	39 bps	880 bps	379 bps
			IR-IR correlation	(51.00)%	40.00%	33.60%
			IR-FX correlation	40.00%	60.00%	50.00%
			FX rate	—%	0.04%	0.03%
			IR basis	(0.79)%	9.00%	0.67%
Equity contracts (gross)	$1,478	Model-based	Equity volatility	3.00%	83.72%	28.96%
			Forward price	63.10%	159.10%	97.77%
			WAL	1.73 years	1.73 years	1.73 years
Commodity and other contracts (gross)	$3,049	Model-based	Forward price	45.19%	549.00%	129.77%
			Commodity volatility	7.60%	55.00%	17.32%
			Commodity Correlation	(52.45)%	91.37%	17.71%
Credit derivatives (gross)	$1,924	Model-based	Credit correlation	25.00%	85.00%	43.50%
	714	Price-based	Upfront points	5.13%	97.98%	53.49%
			Credit spread	2 bps	1,260 bps	84 bps
			Price	$31.77	$98.00	$79.28
			Recovery rate	5.00%	65.00%	48.09%

As of September 30, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Loans and leases	$318	Model-based	Credit spread	128 bps	215 bps	161 bps
	66	Price-based	Yield	4.15%	4.15%	4.15%

Mortgage servicing rights	$531	Cash flow	Yield	4.79%	12.00%	8.31%
	87	Model-based	WAL	4.11 years	8.10 years	6.92 years
Liabilities
Interest-bearing deposits	$303	Model-based	Mean reversion	—%	20.00%	7.95%
			Forward price	99.23%	106.69%	101.80%
			Equity volatility	7.34%	20.78%	17.98%
Federal funds purchased and securities loaned and sold under agreement to repurchase	$997	Model-based	Interest rate	2.27%	3.41%	3.14%
Trading account liabilities
Securities sold, not yet purchased	$360	Model-based	Forward price	45.19%	549.00%	100.21%
			Equity volatility	3.00%	83.72%	22.17%
			Equity-equity correlation	(81.39)%	100.00%	41.02%
			Equity-FX correlation	(82.74)%	54.00%	(32.58)%
			Mean reversion	1.00%	20.00%	10.50%

Short-term borrowings and long-term debt	$12,944	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	65.99%	259.53%	103.59%
			Equity volatility	3.00%	83.72%	19.28%

As of December 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted average(4)
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$16	Model-based	Interest rate	1.43%		2.16%		2.09%
Mortgage-backed securities	$214	Price-based	Price	$2.96		$101.00		$56.52
	184	Yield analysis	Yield	2.52%		14.06%		5.97%
State and municipal, foreign government, corporate and other debt securities	$949	Model-based	Price	$—		$184.04		$91.74
	914	Price-based	Credit spread	35 bps		500 bps		249 bps
			Yield	2.36%		14.25%		6.03%
Equity securities(5)	$65	Price-based	Price	$—		$25,450.00		$2,526.62
	55	Model-based	WAL	2.50 years		2.50 years		2.50 years
Asset-backed securities	$2,287	Price-based	Price	$4.25		$100.60		$74.57
Non-marketable equity	$423	Comparables analysis	EBITDA multiples	6.90	x	12.80	x	8.66	x
	223	Price-based	Discount to price	—%		100.00%		11.83%
			Price-to-book ratio	0.05	x	1.00	x	0.32	x
Derivatives—gross(6)
Interest rate contracts (gross)	$3,818	Model-based	IR normal volatility	9.40%		77.40%		58.86%
			Mean reversion	1.00%		20.00%		10.50%
Foreign exchange contracts (gross)	$940	Model-based	Foreign exchange (FX) volatility	4.58%		15.02%		8.16%

As of December 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Interest rate	(0.55)%	0.28%	0.04%
			IR-IR correlation	(51.00)%	40.00%	36.56%
			IR-FX correlation	(7.34)%	60.00%	49.04%
			Credit spread	11 bps	717 bps	173 bps
Equity contracts (gross)(7)	$2,897	Model-based	Equity volatility	3.00%	68.93%	24.66%
			Forward price	69.74%	154.19%	92.80%
Commodity contracts (gross)	$2,937	Model-based	Forward price	3.66%	290.59%	114.16%
			Commodity volatility	8.60%	66.73%	25.04%
			Commodity correlation	(37.64)%	91.71%	15.21%
Credit derivatives (gross)	$1,797	Model-based	Credit correlation	25.00%	90.00%	44.64%
	823	Price-based	Upfront points	6.03%	97.26%	62.88%
			Credit spread	3 bps	1,636 bps	173 bps
			Price	$1.00	$100.24	$57.63
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$24	Model-based	Recovery rate	25.00%	40.00%	31.56%
			Redemption rate	10.72%	99.50%	74.24%
			Credit spread	38 bps	275 bps	127 bps
			Upfront points	61.00%	61.00%	61.00%
Loans and leases	$391	Model-based	Equity volatility	3.00%	68.93%	22.52%
	148	Price-based	Credit spread	134 bps	500 bps	173 bps
			Yield	3.09%	4.40%	3.13%
Mortgage servicing rights	$471	Cash flow	Yield	8.00%	16.38%	11.47%
	87	Model-based	WAL	3.83 years	6.89 years	5.93 years
Liabilities
Interest-bearing deposits	$286	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	99.56%	99.95%	99.72%
Federal funds purchased and securities loaned and sold under agreements to repurchase	$726	Model-based	Interest rate	1.43%	2.16%	2.09%
Trading account liabilities
Securities sold, not yet purchased	$21	Price-based	Price	$1.00	$287.64	$88.19
Short-term borrowings and long-term debt	$13,100	Model-based	Forward price	69.74%	161.11%	100.70%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following table presents the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2018
Loans HFS(1)	$4,823	$1,870	$2,953
Other real estate owned	85	68	17
Loans(2)	349	155	194
Non-marketable equity investments measured using the measurement alternative	115	115	—
Total assets at fair value on a nonrecurring basis	$5,372	$2,208	$3,164

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2017
Loans HFS(1)	$5,675	$2,066	$3,609
Other real estate owned	54	10	44
Loans(2)	630	216	414
Total assets at fair value on a nonrecurring basis	$6,359	$2,292	$4,067

(1)	Net of fair value amounts on the unfunded portion of loans HFS recognized as Other liabilities on the Consolidated Balance Sheet.

(2)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral less costs to sell, primarily real estate.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following table presents the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of September 30, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$2,533	Price-based	Price	$80.90	$100.00	$99.26
Other real estate owned	$17	Price-based	Appraised value	$2,353,777	$8,394,102	$7,071,276
			Discount to price	13.00%	13.00%	13.00%
			Price	$56.31	$56.31	$56.31
Loans(5)	$123	Recovery analysis	Price	$13.36	$100.00	$92.33
	54	Price-based	Recovery rate	9.00%	90.00%	76.62%
			Appraised Value	$9,855,140	$55,972,000	$38,154,269

As of December 31, 2017	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$3,186	Price-based	Price	$77.93	$100.00	$99.26
Other real estate owned	$42	Price-based	Appraised value(4)	$20,278	$8,091,760	$4,016,665
			Discount to price(5)	34.00%	34.00%	34.00%
			Price	$30.00	$50.36	$49.09
Loans(6)	$133	Price-based	Price	$2.80	$100.00	$62.46
	129	Cash flow	Recovery rate	50.00%	100.00%	63.59%
	127	Recovery analysis	Appraised value	$—	$45,500,000	$38,785,667

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	Weighted averages are calculated based on the fair values of the instruments.

(4)	Appraised values are disclosed in whole dollars.

(5)	Includes estimated costs to sell.

(6)	Represents impaired loans held for investment whose carrying amounts are based on the fair value of the underlying collateral, primarily real estate secured loans.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended September 30,
In millions of dollars	2018	2017
Loans HFS	$(1)	$10
Other real estate owned	(1)	(4)
Loans(1)	(22)	(66)
Non-marketable equity investments measured using the measurement alternative	7	—
Total nonrecurring fair value gains (losses)	$(17)	$(60)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

	Nine Months Ended September 30,
In millions of dollars	2018	2017
Loans HFS	$8	$(15)
Other real estate owned	(2)	(6)
Loans(1)	(51)	(110)
Non-marketable equity investments measured using the measurement alternative	111	—
Total nonrecurring fair value gains (losses)	$66	$(131)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The table below therefore excludes items measured at fair value on a recurring basis presented in the tables above.

	September 30, 2018		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$58.9	$58.0	$1.1	$54.9	$2.0
Federal funds sold and securities borrowed and purchased under agreements to resell	102.5	102.5	—	100.5	2.0
Loans(1)(2)	656.7	655.2	—	5.2	650.0
Other financial assets(2)(3)	263.9	264.4	184.6	14.7	65.1
Liabilities
Deposits	$1,003.7	$1,002.8	$—	$836.7	$166.1
Federal funds purchased and securities loaned or sold under agreements to repurchase	127.8	127.8	—	127.8	—
Long-term debt(4)	198.5	200.6	—	186.3	14.3
Other financial liabilities(5)	110.6	110.6	—	16.1	94.5

	December 31, 2017		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$60.2	$60.6	$0.5	$57.5	$2.6
Federal funds sold and securities borrowed and purchased under agreements to resell	99.5	99.5	—	94.4	5.1
Loans(1)(2)	648.6	644.9	—	6.0	638.9
Other financial assets(2)(3)	242.6	243.0	166.4	14.1	62.5
Liabilities
Deposits	$958.4	$955.6	$—	$816.1	$139.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	115.6	115.6	—	115.6	—
Long-term debt(4)	205.3	214.0	—	187.2	26.8
Other financial liabilities(5)	129.9	129.9	—	15.5	114.4

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.3 billion for September 30, 2018 and $12.4 billion for December 31, 2017. In addition, the carrying values exclude $1.6 billion and $1.7 billion of lease finance receivables at September 30, 2018 and December 31, 2017, respectively.

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

The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2018 and December 31, 2017 were liabilities of $3.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2018	2017	2018	2017
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$(17)	$(17)	$(14)	$(108)
Trading account assets	3	581	(98)	1,243
Investments	—	—	—	(3)
Loans
Certain corporate loans	11	(61)	(115)	(42)
Certain consumer loans	—	1	—	3
Total loans	$11	$(60)	$(115)	$(39)
Other assets
MSRs	$25	$(6)	$82	$50
Certain mortgage loans held-for-sale(1)	9	34	21	115
Total other assets	$34	$28	$103	$165
Total assets	$31	$532	$(124)	$1,258
Liabilities
Interest-bearing deposits	$(20)	$(16)	$18	$(60)
Federal funds purchased and securities loaned and sold under agreements to repurchase	230	97	104	183
Trading account liabilities	25	19	4	70
Short-term borrowings	20	(30)	138	(110)
Long-term debt	(270)	(510)	1,269	(981)
Total liabilities	$(15)	$(440)	$1,533	$(898)

(1)	Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected under the fair value option.

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
The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) was a loss of $377 million and a loss of $195 million for the three months ended September 30, 2018 and 2017, and a gain of $208 million and a loss of $422 million for the nine months ended September 30, 2018 and 2017, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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
The following table provides information about certain credit products carried at fair value:

	September 30, 2018		December 31, 2017
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$8,922	$4,239	$8,851	$4,374
Aggregate unpaid principal balance in excess of (less than) fair value	432	538	623	682
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—	—	1

In addition to the amounts reported above, $1,043 million and $508 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2018 and December 31, 2017, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2018 and 2017 due to instrument-specific credit risk totaled to a loss of $13 million and a gain of $57 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.4 billion and $0.9 billion at September 30, 2018 and December 31, 2017, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of September 30, 2018, there were approximately $12.0 billion and $10.6 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	September 30, 2018	December 31, 2017
Carrying amount reported on the Consolidated Balance Sheet	$480	$426
Aggregate fair value in excess of (less than) unpaid principal balance	9	14
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2018 and 2017 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	September 30, 2018	December 31, 2017
Interest rate linked	$16.8	$13.9
Foreign exchange linked	0.4	0.3
Equity linked	15.2	13.0
Commodity linked	0.2	0.2
Credit linked	1.4	1.9
Total	$34.0	$29.3
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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	September 30, 2018	December 31, 2017
Carrying amount reported on the Consolidated Balance Sheet	$36,772	$31,392
Aggregate unpaid principal balance in excess of (less than) fair value	1,967	(579)
The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	September 30, 2018	December 31, 2017
Carrying amount reported on the Consolidated Balance Sheet	$5,042	$4,627
Aggregate unpaid principal balance in excess of fair value	781	74

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
The following tables present information about Citi’s guarantees at September 30, 2018 and December 31, 2017:

	Maximum potential amount of future payments
In billions of dollars at September 30, 2018 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$29.9	$65.5	$95.4	$165
Performance guarantees	7.8	4.0	11.8	30
Derivative instruments considered to be guarantees	21.2	84.5	105.7	307
Loans sold with recourse	—	1.4	1.4	9
Securities lending indemnifications(1)	120.5	—	120.5	—
Credit card merchant processing(1)(2)	95.5	—	95.5	—
Credit card arrangements with partners	—	1.1	1.1	162
Custody indemnifications and other	—	38.6	38.6	62
Total	$274.9	$195.1	$470.0	$735

	Maximum potential amount of future payments
In billions of dollars at December 31, 2017 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$27.9	$65.9	$93.8	$93
Performance guarantees	7.2	4.1	11.3	20
Derivative instruments considered to be guarantees	11.0	84.9	95.9	423
Loans sold with recourse	—	1.4	1.4	9
Securities lending indemnifications(1)	103.7	—	103.7	—
Credit card merchant processing(1)(2)	85.5	—	85.5	—
Credit card arrangements with partners	0.3	1.1	1.4	205
Custody indemnifications and other	—	36.0	36.0	59
Total	$235.6	$193.4	$429.0	$809

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

(2)
At September 30, 2018 and December 31, 2017, this maximum potential exposure was estimated to be $96 billion and $86 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
The repurchase reserve was approximately $54 million and $66 million at September 30, 2018 and December 31, 2017, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss
experience. At September 30, 2018 and December 31, 2017, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of claims that have
not yet occurred. Citi believes the risk of loss is remote
given historical experience with the VTNs. Accordingly,
Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the
Consolidated Balance Sheet as of September 30, 2018 or
December 31, 2017 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
In connection with Citi’s 2005 sale of Travelers to MetLife Inc. (MetLife), Citi provided an indemnification to MetLife for losses (including policyholder claims) relating to the LTC business for the entire term of the Travelers LTC policies, which, as noted above, are reinsured by subsidiaries of Genworth. In 2017, MetLife spun off its retail insurance business to Brighthouse. As a result, the Travelers LTC policies now reside with Brighthouse. The original reinsurance agreement between Travelers (now Brighthouse) and Genworth remains in place and Brighthouse is the sole beneficiary of the Genworth Trusts. The fair value of the Genworth Trusts is approximately $7.4 billion as of September 30, 2018, compared to $7.5 billion at December 31, 2017. The Genworth Trusts are designed to provide collateral to Brighthouse in an amount equal to the statutory liabilities of Brighthouse in respect of the Travelers LTC policies. The assets in the Genworth Trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to provide collateral in an amount equal to these estimated statutory liabilities, as the liabilities change over time.
If both (i) Genworth fails to perform under the original
Travelers/GE Life reinsurance agreement for any reason,
including insolvency or the failure of UFLIC to perform in a timely manner, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC
reinsurance indemnification, must reimburse Brighthouse for
any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.
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
However, for exchange-traded and OTC-cleared derivative contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $13.2 billion and $10.7 billion as of September 30, 2018 and December 31, 2017, respectively.
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

Carrying Value—Guarantees and Indemnifications
At September 30, 2018 and December 31, 2017, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $0.7 billion and $0.8 billion. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $51 billion and $46 billion at September 30, 2018 and December 31, 2017, respectively. Securities and other marketable assets held as collateral amounted to $82 billion and $70 billion at September 30, 2018 and December 31, 2017, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $3.9 billion and $3.7 billion at September 30, 2018 and December 31, 2017, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at September 30, 2018	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$68.0	$11.4	$16.0	$95.4
Performance guarantees	8.6	2.2	1.0	11.8
Derivative instruments deemed to be guarantees	—	—	105.7	105.7
Loans sold with recourse	—	—	1.4	1.4
Securities lending indemnifications	—	—	120.5	120.5
Credit card merchant processing	—	—	95.5	95.5
Credit card arrangements with partners	—	—	1.1	1.1
Custody indemnifications and other	25.7	12.9	—	38.6
Total	$102.3	$26.5	$341.2	$470.0

	Maximum potential amount of future payments
In billions of dollars at December 31, 2017	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$68.1	$10.9	$14.8	$93.8
Performance guarantees	7.9	2.4	1.0	11.3
Derivative instruments deemed to be guarantees	—	—	95.9	95.9
Loans sold with recourse	—	—	1.4	1.4
Securities lending indemnifications	—	—	103.7	103.7
Credit card merchant processing	—	—	85.5	85.5
Credit card arrangements with partners	—	—	1.4	1.4
Custody indemnifications and other	23.7	12.3	—	36.0
Total	$99.7	$25.6	$303.7	$429.0

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2018	December 31, 2017
Commercial and similar letters of credit	$798	$4,290	$5,088	$5,000
One- to four-family residential mortgages	1,199	1,709	2,908	2,674
Revolving open-end loans secured by one- to four-family residential properties	10,212	1,391	11,603	12,323
Commercial real estate, construction and land development	12,175	1,971	14,146	11,151
Credit card lines	605,614	94,646	700,260	678,300
Commercial and other consumer loan commitments	199,722	107,517	307,239	272,655
Other commitments and contingencies	3,165	516	3,681	3,071
Total	$832,885	$212,040	$1,044,925	$985,174

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

Unsettled reverse repurchase and securities borrowing agreements and unsettled repurchase and securities lending agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At September 30, 2018, and December 31, 2017, Citigroup had $54.1 billion and $35.0 billion of unsettled reverse repurchase and securities borrowing agreements, respectively, and $43.0 billion and $19.1 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 10 to the Consolidated Financial Statements.

Restricted Cash
Citigroup defines restricted cash (as cash subject to withdrawal restrictions) to include cash deposited with central banks that must be maintained to meet minimum regulatory requirements, and cash set aside for the benefit of customers or for other purposes such as compensating balance arrangements or debt retirement. Restricted cash includes minimum reserve requirements with the Federal
Reserve Bank and certain other central banks and cash segregated to satisfy rules regarding the protection of customer assets as required by Citigroup broker-dealers’ primary regulators, including the United States Securities and Exchange Commission (SEC), the Commodities Futures Trading Commission and the United Kingdom’s Prudential Regulation Authority.
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	September 30, 2018	December 31, 2017
Cash and due from banks	$3,488	$3,151
Deposits with banks	24,106	27,664
Total	$27,594	$30,815

23.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 23 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2018 Form 10-Q and Second Quarter of 2018 Form 10-Q and Note 27 to the Consolidated Financial Statements of Citigroup’s 2017 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At September 30, 2018, Citigroup’s estimate of the reasonably possible unaccrued loss for these matters was materially unchanged from the estimate of approximately $1.0 billion in the aggregate as of June 30, 2018.
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

Depositary Receipts Matters
Regulatory Actions: The SEC’s Division of Enforcement has been investigating depositary banks and broker-dealers, including Citigroup and Related Parties, in connection with activity relating to pre-released American Depositary Receipts from 2011 to 2015. Citi has been in active discussions with the SEC about a potential resolution of the investigation.
Other Litigation: On August 20, 2018, plaintiffs filed a motion for preliminary approval of a class action settlement, which the court subsequently granted. A hearing for final approval of the settlement is scheduled for December 21, 2018. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 9185 (S.D.N.Y.) (McMahon, C.).

Foreign Exchange Matters
Antitrust and Other Litigation: On August 6, 2018, in IN RE
FOREIGN EXCHANGE BENCHMARK RATES
ANTITRUST LITIGATION, the court granted plaintiffs’ motion for final approval of the proposed class settlements with Citigroup, Citibank, Citicorp, and Citigroup Global Markets Inc. (CGMI), and certain other defendants. Additional information concerning this action is publicly available in court filings under the docket number 13 Civ. 7789 (S.D.N.Y.) (Schofield, J.).
On June 20, 2018, in NYPL v. JPMORGAN CHASE & CO., ET AL., the court denied plaintiffs’ request to expand their class to include credit card, wire and ATM transactions with a foreign currency exchange component. On September 6, 2018, the court denied plaintiffs’ motion for reconsideration. Additional information concerning this action is publicly available in court filings under the docket numbers 15 Civ. 2290 (N.D. Cal.) (Chhabria, J.) and 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
On August 21, 2018, in CONTANT, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., plaintiffs moved for preliminary approval of a proposed class settlement with Citigroup, Citibank, Citicorp and CGMI. Additional information concerning this action is publicly available in court filings under the docket number 17 Civ. 3139 (S.D.N.Y.) (Schofield, J.).

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: On July 19, 2018, in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, the court granted preliminary approval of the settlement between a putative class of plaintiffs (lending institutions with interests in loans tied to USD LIBOR) and Citigroup and Citibank.
On August 1, 2018, the court granted final approval of the settlement between the largest plaintiffs’ class (investors who purchased over-the-counter derivatives from USD LIBOR panel banks) and Citigroup and Citibank.
On September 8, 2018, a putative class of plaintiffs (investors who transacted in Eurodollar futures or options on exchanges) filed motions for approval of a settlement with Citigroup, Citibank, CGMI and other settling defendants.
Additional information concerning these actions and related actions and appeals is publicly available in court filings under the docket numbers 11 MD 2262 (S.D.N.Y.) (Buchwald, J.) and 16-1189 (2d Cir.).
On October 4, 2018, in FRONTPOINT ASIAN EVENT DRIVEN FUND, LTD., ET AL. v. CITIBANK, N.A., ET AL., the court allowed FrontPoint Asian Event Driven Fund, Ltd.’s antitrust claim and claim for breach of the implied covenant of good faith and fair dealing based on transactions linked to the Singapore dollar Singapore Interbank Offered Rate to proceed. The court also dismissed Sonterra Capital Master Fund, Ltd.’s antitrust claims and both named plaintiffs’ RICO claims in their entirety. Additional information concerning this action is publicly available in court filings under the docket number 16 Civ. 5263 (S.D.N.Y.) (Hellerstein, J.).

Interchange Fee Litigation
On September 18, 2018, the plaintiffs purporting to act on behalf of the putative class primarily seeking damages (the Damages Class) moved for preliminary approval of a proposed amended settlement agreement that supersedes the original settlement agreement as of October 19, 2012 to resolve claims of the Damages Class in IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGATION.  Additional information regarding this matter is publicly available under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

Interest Rate Swaps Matters
Antitrust and Other Litigation: On August 7, 2018, in TRUEEX LLC v. BANK OF AMERICA CORPORATION, ET AL., plaintiff filed an amended complaint. On August 28, 2018, defendants moved to dismiss the amended complaint. Additional information concerning this action is publicly available in court filings under the docket numbers 18-CV-5361 (S.D.N.Y.) (Engelmayer, J.) and 16-MDL-2704 (S.D.N.Y.) (Engelmayer, J.).

Oceanografía Fraud and Related Matters
Other Litigation: On September 28, 2018, in the action commenced by Oceanografia and its former controlling shareholder, Amado Yáñez Osuna, the court granted defendants’ motion to dismiss with prejudice as to the breach of contract claim and without prejudice as to the remaining claims for malicious prosecution, tortious interference with contract and fraud on forum non conveniens grounds.  Additional information concerning this action is publicly available in court filings under the docket number 1:17-cv-01434 (S.D.N.Y.) (Sullivan, J.).

Sovereign Securities Matters
Antitrust and Other Litigation: On August 24, 2018, the court granted defendants’ motion to dismiss consolidated putative class action complaints related to the supranational, sub-sovereign and agency (SSA) bond market. Plaintiffs may file a second amended complaint by November 6, 2018. Additional information relating to this action is publicly available in court filings under the docket number 16 Civ. 3711 (S.D.N.Y.) (Ramos, J.).
On September 17, 2018, in IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, defendants moved to dismiss the consolidated amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 2830 (S.D.N.Y.) (Oetken, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, Condensed Consolidating Balance Sheet as of September 30, 2018 and December 31, 2017 and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2018 and 2017 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.

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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$7,948	$—	$—	$(7,948)	$—
Interest revenue	1	2,291	15,878	—	18,170
Interest revenue—intercompany	1,281	424	(1,705)	—	—
Interest expense	1,068	1,405	3,895	—	6,368
Interest expense—intercompany	492	899	(1,391)	—	—
Net interest revenue	$(278)	$411	$11,669	$—	$11,802
Commissions and fees	$—	$1,194	$1,609	$—	$2,803
Commissions and fees—intercompany	—	72	(72)	—	—
Principal transactions	(100)	581	2,085	—	2,566
Principal transactions—intercompany	(303)	(10)	313	—	—
Other income	266	325	627	—	1,218
Other income—intercompany	(46)	57	(11)	—	—
Total non-interest revenues	$(183)	$2,219	$4,551	$—	$6,587
Total revenues, net of interest expense	$7,487	$2,630	$16,220	$(7,948)	$18,389
Provisions for credit losses and for benefits and claims	$—	$3	$1,971	$—	$1,974
Operating expenses
Compensation and benefits	$14	$1,148	$4,157	$—	$5,319
Compensation and benefits—intercompany	19	—	(19)	—	—
Other operating	(201)	558	4,635	—	4,992
Other operating—intercompany	13	564	(577)	—	—
Total operating expenses	$(155)	$2,270	$8,196	$—	$10,311
Equity in undistributed income of subsidiaries	$(3,098)	$—	$—	$3,098	$—
Income (loss) from continuing operations before income taxes	$4,544	$357	$6,053	$(4,850)	$6,104
Provision (benefit) for income taxes	(78)	169	1,380	—	1,471
Income (loss) from continuing operations	$4,622	$188	$4,673	$(4,850)	$4,633
Loss from discontinued operations, net of taxes	—	—	(8)	—	(8)
Net income before attribution of noncontrolling interests	$4,622	$188	$4,665	$(4,850)	$4,625
Noncontrolling interests	—	—	3	—	3
Net income (loss)	$4,622	$188	$4,662	$(4,850)	$4,622
Comprehensive income
Add: Other comprehensive income (loss)	$(1,151)	$(196)	$(458)	$654	$(1,151)
Total Citigroup comprehensive income (loss)	$3,471	$(8)	$4,204	$(4,196)	$3,471
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$8	$—	$8
Add: Net income attributable to noncontrolling interests	—	—	3	—	3
Total comprehensive income (loss)	$3,471	$(8)	$4,215	$(4,196)	$3,482

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2017
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$5,360		$—		$—	$(5,360)	$—
Interest revenue	—		1,442		14,472	—	15,914
Interest revenue—intercompany	1,040		313		(1,353)	—	—
Interest expense	1,195		643		2,541	—	4,379
Interest expense—intercompany	240		580		(820)	—	—
Net interest revenue	$(395)		$532		$11,398	$—	$11,535
Commissions and fees	$—		$1,262		$1,979	$—	$3,241
Commissions and fees—intercompany	—		13		(13)	—	—
Principal transactions	610		501		1,137	—	2,248
Principal transactions—intercompany	168		(401)		233	—	—
Other income	(860)		729		1,526	—	1,395
Other income—intercompany	32		153		(185)	—	—
Total non-interest revenues	$(50)		$2,257		$4,677	$—	$6,884
Total revenues, net of interest expense	$4,915		$2,789		$16,075	$(5,360)	$18,419
Provisions for credit losses and for benefits and claims	$—		$(1)		$2,000	$—	$1,999
Operating expenses
Compensation and benefits	$(3)		$1,104		$4,203	$—	$5,304
Compensation and benefits—intercompany	46		—		(46)	—	—
Other operating	(18)		560		4,571	—	5,113
Other operating—intercompany	8		310		(318)	—	—
Total operating expenses	$33		$1,974		$8,410	$—	$10,417
Equity in undistributed income of subsidiaries	$(1,015)		$—		$—	$1,015	$—
Income (loss) from continuing operations before income taxes	$3,867		$816		$5,665	$(4,345)	$6,003
Provision (benefit) for income taxes	(266)	—	324		1,808	—	1,866
Income (loss) from continuing operations	$4,133		$492		$3,857	$(4,345)	$4,137
Loss from discontinued operations, net of taxes	—		—		(5)	—	(5)
Net income (loss) before attribution of noncontrolling interests	$4,133		$492		$3,852	$(4,345)	$4,132
Noncontrolling interests	—		—		(1)	—	(1)
Net income (loss)	$4,133		$492		$3,853	$(4,345)	$4,133
Comprehensive income
Add: Other comprehensive income (loss)	$8		$(84)		$(762)	$846	$8
Total Citigroup comprehensive income (loss)	$4,141		$408		$3,091	$(3,499)	$4,141
Add: Other comprehensive income attributable to noncontrolling interests	$—		$—	—	$12	$—	$12
Add: Net income attributable to noncontrolling interests	—		—	—	(1)	—	(1)
Total comprehensive income (loss)	$4,141		$408		$3,102	$(3,499)	$4,152

Condensed Consolidating Statements of Income and Comprehensive Income

	Nine Months Ended September 30, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$16,648	$—	$—	$(16,648)	$—
Interest revenue	67	6,344	45,641	—	52,052
Interest revenue—intercompany	3,636	1,206	(4,842)	—	—
Interest expense	3,119	3,732	10,562	—	17,413
Interest expense—intercompany	1,467	2,567	(4,034)	—	—
Net interest revenue	$(883)	$1,251	$34,271	$—	$34,639
Commissions and fees	$—	$3,793	$5,151	$—	$8,944
Commissions and fees—intercompany	(1)	163	(162)	—	—
Principal transactions	(275)	805	7,476	—	8,006
Principal transactions—intercompany	(1,161)	1,461	(300)	—	—
Other income	817	666	2,658	—	4,141
Other income—intercompany	(111)	88	23	—	—
Total non-interest revenues	$(731)	$6,976	$14,846	$—	$21,091
Total revenues, net of interest expense	$15,034	$8,227	$49,117	$(16,648)	$55,730
Provisions for credit losses and for benefits and claims	$—	$(21)	$5,664	$—	$5,643
Operating expenses
Compensation and benefits	$149	$3,695	$12,734	$—	$16,578
Compensation and benefits—intercompany	82	—	(82)	—	—
Other operating	(210)	1,684	13,896	—	15,370
Other operating—intercompany	38	1,835	(1,873)	—	—
Total operating expenses	$59	$7,214	$24,675	$—	$31,948
Equity in undistributed income of subsidiaries	$(2,060)	$—	$—	$2,060	$—
Income (loss) from continuing operations before income taxes	$12,915	$1,034	$18,778	$(14,588)	$18,139
Provision (benefit) for income taxes	(817)	853	4,320	—	4,356
Income (loss) from continuing operations	$13,732	$181	$14,458	$(14,588)	$13,783
Net income (loss) before attribution of noncontrolling interests	$13,732	$181	$14,458	$(14,588)	$13,783
Noncontrolling interests	—	—	51	—	51
Net income (loss)	$13,732	$181	$14,407	$(14,588)	$13,732
Comprehensive income
Add: Other comprehensive income (loss)	$(3,974)	$(186)	$1,787	$(1,601)	$(3,974)
Total Citigroup comprehensive income (loss)	$9,758	$(5)	$16,194	$(16,189)	$9,758
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(35)	$—	$(35)
Add: Net income attributable to noncontrolling interests	—	—	51	—	51
Total comprehensive income (loss)	$9,758	$(5)	$16,210	$(16,189)	$9,774

Condensed Consolidating Statements of Income and Comprehensive Income

	Nine Months Ended September 30, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$11,625	$—	$—	$(11,625)	$—
Interest revenue	—	3,873	41,856	—	45,729
Interest revenue—intercompany	2,909	847	(3,756)	—	—
Interest expense	3,549	1,578	6,854	—	11,981
Interest expense—intercompany	593	1,666	(2,259)	—	—
Net interest revenue	$(1,233)	$1,476	$33,505	$—	$33,748
Commissions and fees	$—	$3,933	$5,619	$—	$9,552
Commissions and fees—intercompany	(1)	123	(122)	—	—
Principal transactions	1,569	2,377	4,039	—	7,985
Principal transactions—intercompany	768	(207)	(561)	—	—
Other income	(2,500)	868	5,287	—	3,655
Other income—intercompany	70	156	(226)	—	—
Total non-interest revenues	$(94)	$7,250	$14,036	$—	$21,192
Total revenues, net of interest expense	$10,298	$8,726	$47,541	$(11,625)	$54,940
Provisions for credit losses and for benefits and claims	$—	$—	$5,378	$—	$5,378
Operating expenses
Compensation and benefits	$(18)	$3,578	$12,741	$—	$16,301
Compensation and benefits—intercompany	97	—	(97)	—	—
Other operating	(334)	1,605	14,328	—	15,599
Other operating—intercompany	(41)	1,633	(1,592)	—	—
Total operating expenses	$(296)	$6,816	$25,380	$—	$31,900
Equity in undistributed income of subsidiaries	$755	$—	$—	$(755)	$—
Income (loss) from continuing operations before income taxes	$11,349	$1,910	$16,783	$(12,380)	$17,662
Provision (benefit) for income taxes	(746)	800	5,470	—	5,524
Income (loss) from continuing operations	$12,095	$1,110	$11,313	$(12,380)	$12,138
Loss from discontinued operations, net of taxes	—	—	(2)	—	(2)
Net income (loss) before attribution of noncontrolling interests	$12,095	$1,110	$11,311	$(12,380)	$12,136
Noncontrolling interests	—	—	41	—	41
Net income (loss)	$12,095	$1,110	$11,270	$(12,380)	$12,095
Comprehensive income
Add: Other comprehensive income (loss)	$1,986	$(142)	$(4,638)	$4,780	$1,986
Total Citigroup comprehensive income (loss)	$14,081	$968	$6,632	$(7,600)	$14,081
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$82	$—	$82
Add: Net income attributable to noncontrolling interests	—	—	41	—	41
Total comprehensive income (loss)	$14,081	$968	$6,755	$(7,600)	$14,204

Condensed Consolidating Balance Sheet

	September 30, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$1	$543	$25,183	$—	$25,727
Cash and due from banks—intercompany	17	2,104	(2,121)	—	—
Deposits with banks	—	3,302	170,257	—	173,559
Deposits with banks—intercompany	3,000	6,386	(9,386)	—	—
Federal funds sold and resale agreements	—	227,147	53,794	—	280,941
Federal funds sold and resale agreements—intercompany	—	19,572	(19,572)	—	—
Trading account assets	258	144,440	112,804	—	257,502
Trading account assets—intercompany	963	2,934	(3,897)	—	—
Investments	7	215	345,291	—	345,513
Loans, net of unearned income	—	1,518	673,391	—	674,909
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,336)	—	(12,336)
Total loans, net	$—	$1,518	$661,055	$—	$662,573
Advances to subsidiaries	$146,339	$—	$(146,339)	$—	$—
Investments in subsidiaries	203,896	—	—	(203,896)	—
Other assets(1)	12,517	67,087	99,746	—	179,350
Other assets—intercompany	3,638	45,654	(49,292)	—	—
Total assets	$370,636	$520,902	$1,237,523	$(203,896)	$1,925,165
Liabilities and equity
Deposits	$—	$—	$1,005,176	$—	$1,005,176
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned and sold	—	154,341	21,574	—	175,915
Federal funds purchased and securities loaned and sold—intercompany	—	34,948	(34,948)	—	—
Trading account liabilities	16	94,163	53,473	—	147,652
Trading account liabilities—intercompany	448	3,143	(3,591)	—	—
Short-term borrowings	254	4,358	29,158	—	33,770
Short-term borrowings—intercompany	—	18,100	(18,100)	—	—
Long-term debt	148,183	24,324	62,763	—	235,270
Long-term debt—intercompany	—	65,811	(65,811)	—	—
Advances from subsidiaries	21,965	—	(21,965)	—	—
Other liabilities	2,440	73,178	53,901	—	129,519
Other liabilities—intercompany	326	16,369	(16,695)	—	—
Stockholders’ equity	197,004	32,167	172,588	(203,896)	197,863
Total liabilities and equity	$370,636	$520,902	$1,237,523	$(203,896)	$1,925,165

(1)	Other assets for Citigroup parent company at September 30, 2018 included $30.9 billion of placements to Citibank and its branches, of which $18.1 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$378	$23,397	$—	$23,775
Cash and due from banks—intercompany	13	3,750	(3,763)	—	—
Deposits with banks	—	3,348	153,393	—	156,741
Deposits with banks—intercompany	11,000	5,219	(16,219)	—	—
Federal funds sold and resale agreements	—	182,685	49,793	—	232,478
Federal funds sold and resale agreements—intercompany	—	16,091	(16,091)	—	—
Trading account assets	—	139,462	113,328	—	252,790
Trading account assets—intercompany	38	2,711	(2,749)	—	—
Investments	27	181	352,082	—	352,290
Loans, net of unearned income	—	900	666,134	—	667,034
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,355)	—	(12,355)
Total loans, net	$—	$900	$653,779	$—	$654,679
Advances to subsidiaries	$139,722	$—	$(139,722)	$—	$—
Investments in subsidiaries	210,537	—	—	(210,537)	—
Other assets(1)	10,844	58,299	100,569	—	169,712
Other assets—intercompany	3,428	43,613	(47,041)	—	—
Total assets	$375,609	$456,637	$1,220,756	$(210,537)	$1,842,465
Liabilities and equity
Deposits	$—	$—	$959,822	$—	$959,822
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned and sold	—	134,888	21,389	—	156,277
Federal funds purchased and securities loaned and sold—intercompany	—	18,597	(18,597)	—	—
Trading account liabilities	—	80,801	44,369	—	125,170
Trading account liabilities—intercompany	15	2,182	(2,197)	—	—
Short-term borrowings	251	3,568	40,633	—	44,452
Short-term borrowings—intercompany	—	32,871	(32,871)	—	—
Long-term debt	152,163	18,048	66,498	—	236,709
Long-term debt—intercompany	—	60,765	(60,765)	—	—
Advances from subsidiaries	19,136	—	(19,136)	—	—
Other liabilities	2,673	62,113	53,577	—	118,363
Other liabilities—intercompany	631	9,753	(10,384)	—	—
Stockholders’ equity	200,740	33,051	178,418	(210,537)	201,672
Total liabilities and equity	$375,609	$456,637	$1,220,756	$(210,537)	$1,842,465

(1)	Other assets for Citigroup parent company at December 31, 2017 included $29.7 billion of placements to Citibank and its branches, of which $18.9 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by operating activities of continuing operations	$12,581	$16,232	$1,253	$—	$30,066
Cash flows from investing activities of continuing operations
Purchases of investments	$(7,955)	$(18)	$(121,081)	$—	$(129,054)
Proceeds from sales of investments	7,634	3	44,533	—	52,170
Proceeds from maturities of investments	—	—	82,940	—	82,940
Change in loans	—	—	(16,131)	—	(16,131)
Proceeds from sales and securitizations of loans	—	—	4,021	—	4,021
Proceeds from significant disposals	—	—	314	—	314
Change in federal funds sold and resales	—	(47,943)	(519)	—	(48,462)
Changes in investments and advances—intercompany	(7,769)	(2,338)	10,107	—	—
Other investing activities	214	(41)	(2,534)	—	(2,361)
Net cash provided by (used in) investing activities of continuing operations	$(7,876)	$(50,337)	$1,650	$—	$(56,563)
Cash flows from financing activities of continuing operations
Dividends paid	$(3,616)	$—	$—	$—	$(3,616)
Redemption of preferred stock	(218)	—	—	—	(218)
Treasury stock acquired	(9,848)	—	—	—	(9,848)
Proceeds (repayments) from issuance of long-term debt, net	(883)	7,538	(829)	—	5,826
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	5,048	(5,048)	—	—
Change in deposits	—	—	45,354	—	45,354
Change in federal funds purchased and repos	—	35,804	(16,166)	—	19,638
Change in short-term borrowings	32	790	(11,503)	—	(10,681)
Net change in short-term borrowings and other advances—intercompany	2,312	(14,771)	12,459	—	—
Capital contributions from (to) parent	—	(663)	663	—	—
Other financing activities	(479)	—	—	—	(479)
Net cash provided by (used in) financing activities of continuing operations	$(12,700)	$33,746	$24,930	$—	$45,976
Effect of exchange rate changes on cash and due from banks	$—	$—	$(709)	$—	$(709)
Change in cash and due from banks and deposits with banks	$(7,995)	$(359)	$27,124	$—	$18,770
Cash and due from banks and deposits with banks at beginning of period	11,013	12,695	156,808	—	180,516
Cash and due from banks and deposits with banks at end of period	$3,018	$12,336	$183,932	$—	$199,286
Cash and due from banks	$18	$2,648	$23,061	$—	$25,727
Deposits with banks	3,000	9,688	160,871	—	173,559
Cash and due from banks and deposits with banks at end of period	$3,018	$12,336	$183,932	$—	$199,286
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$873	$138	$2,250	$—	$3,261
Cash paid during the year for interest	2,870	6,045	7,363	—	16,278
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$3,300	$—	$3,300
Transfers to OREO and other repossessed assets	—	—	94	—	94

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,712	$(15,236)	$6,063	$—	$(3,461)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(151,362)	$—	$(151,362)
Proceeds from sales of investments	132	—	89,592	—	89,724
Proceeds from maturities of investments	—	—	67,166	—	67,166
Change in loans	—	—	(41,569)	—	(41,569)
Proceeds from sales and securitizations of loans	—	—	7,019	—	7,019
Proceeds from significant disposals	—	—	3,411	—	3,411
Change in federal funds sold and resales	—	(8,840)	(6,955)	—	(15,795)
Changes in investments and advances—intercompany	13,269	(5,439)	(7,830)	—	—
Other investing activities	—	—	(2,054)	—	(2,054)
Net cash provided by (used in) investing activities of continuing operations	$13,401	$(14,279)	$(42,582)	$—	$(43,460)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,639)	$—	$—	$—	$(2,639)
Treasury stock acquired	(9,071)	—	—	—	(9,071)
Proceeds from issuance of long-term debt, net	6,665	4,385	11,458	—	22,508
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(1,300)	1,300	—	—
Change in deposits	—	—	34,632	—	34,632
Change in federal funds purchased and repos	—	6,910	12,551	—	19,461
Change in short-term borrowings	44	1,865	5,539	—	7,448
Net change in short-term borrowings and other advances—intercompany	(23,342)	6,573	16,769	—	—
Capital contributions from parent	—	(60)	60	—	—
Other financing activities	(402)	—	—	—	(402)
Net cash provided by (used in) financing activities of continuing operations	$(28,745)	$18,373	$82,309	$—	$71,937
Effect of exchange rate changes on cash and due from banks	$—	$—	$599	$—	$599
Change in cash and due from banks and deposits with banks	$(9,632)	$(11,142)	$46,389	$—	$25,615
Cash and due from banks and deposits with banks at beginning of period	20,811	25,118	114,565	—	160,494
Cash and due from banks and deposits with banks at end of period	$11,179	$13,976	$160,954	$—	$186,109
Cash and due from banks	$179	$4,519	$17,906	$—	$22,604
Deposits with banks	11,000	9,457	143,048	—	163,505
Cash and due from banks and deposits with banks at end of period	$11,179	$13,976	$160,954	$—	$186,109
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(772)	$470	$3,016	$—	$2,714
Cash paid during the year for interest	3,319	3,175	5,110	—	11,604
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$3,800	$—	$3,800
Transfers to OREO and other repossessed assets	—	—	85	—	85

UNREGISTERED SALES OF EQUITY SECURITIES, PURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
July 2018
Open market repurchases(1)	21.0	$69.06	$16,146
Employee transactions(2)	—	—	N/A
August 2018
Open market repurchases(1)	30.0	71.05	14,018
Employee transactions(2)	—	—	N/A
September 2018
Open market repurchases(1)	23.6	71.62	12,330
Employee transactions(2)	—	—	N/A
Total for 3Q18 and remaining program balance as of September 30, 2018	74.6	$70.67	$12,330

(1)
Represents repurchases under the $17.6 billion 2018 common stock repurchase program (2018 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on June 28, 2018. The 2018 Repurchase Program was part of the planned capital actions included by Citi in its 2018 Comprehensive Capital Analysis and Review (CCAR). The 2018 Repurchase Program expires on June 30, 2019. Shares repurchased under the 2018 Repurchase Program were added to treasury stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October, 2018.

CITIGROUP INC.
(Registrant)

By    /s/ John C. Gerspach
John C. Gerspach
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Raja J. Akram
Raja J. Akram
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01
Restated Certificate of Incorporation of the Company, as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 1-9924).

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, filed on October 30, 2018, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.