Form 10-Q
period 2019-03-31
CITIGROUP INC
filed 2019-04-30
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on March 31, 2019: 2,312,467,721

Available on the web at www.citigroup.com

CITIGROUP’S FIRST QUARTER 2019—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report on Form 10-K).
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
Certain reclassifications, including a realignment of certain businesses, have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation. For additional information on certain recent reclassifications, see Notes 1 and 3 to the Consolidated Financial Statements below and Notes 1 and 3 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

First Quarter of 2019—Results Demonstrated Continued Progress
As described further throughout this Executive Summary, Citi made steady progress in the first quarter of 2019 toward improving its profitability and returns. During the quarter, Citi had revenue growth and positive operating leverage in every region in Global Consumer Banking (GCB), excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation) as well as the gain on sale of the Hilton portfolio in the prior-year period in North America GCB. (Citi’s results of operations excluding the gain on sale as well as the impact of FX translation are non-GAAP financial measures.) Citi also showed continued momentum across treasury and trade solutions, securities services, investment banking and corporate lending in Institutional Clients Group (ICG), while equity markets revenues were impacted by a weaker market environment.
Citi continued to demonstrate strong expense discipline, resulting in the tenth consecutive quarter of positive operating leverage. Citi also had growth in deposits and overall loan growth in GCB and ICG, while credit quality remained broadly stable.
In addition, Citi continued to return capital to its shareholders. In the quarter, Citi returned $5.1 billion in the form of common stock repurchases and dividends. Citi repurchased approximately 66 million common shares, contributing to a 9% reduction in average outstanding common shares from the prior-year period. Despite the continued progress in returning capital to shareholders during the quarter, each of Citi’s key regulatory capital metrics remained strong (see “Capital” below).
While the macroeconomic environment remains largely positive, global economic growth forecasts for 2019 have been lowered and there continue to be various economic, political and other risks and uncertainties that could create a more volatile operating environment and impact Citi’s businesses and future results. For a discussion of the risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition during the remainder of 2019, see each respective business’s results of operations and “Forward-Looking Statements” below, as well as each respective business’s results of operations and the “Managing Global Risk” and “Risk Factors” sections in Citi’s 2018 Annual Report on Form 10-K.

First Quarter of 2019 Results Summary

Citigroup
Citigroup reported net income of $4.7 billion, or $1.87 per share, compared to net income of $4.6 billion, or $1.68 per share, in the prior-year period. Net income increased 2% from the prior-year period, primarily driven by lower expenses and a lower effective tax rate, partially offset by lower revenues and higher cost of credit. Earnings per share increased 11%, primarily reflecting the 9% reduction in average shares outstanding driven by the common stock repurchases, as well as growth in net income.
Citigroup revenues of $18.6 billion in the first quarter of 2019 decreased 2% from the prior-year period, including the impact of the $150 million gain on the sale of the Hilton portfolio in the prior-year period. Excluding the gain on sale, revenues decreased 1%, primarily reflecting lower equity markets revenues as well as mark-to-market losses on loan hedges, both in ICG, and the continued wind-down of legacy assets in Corporate/Other.
Citigroup’s end-of-period loans increased 1% to $682 billion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s end-of-period loans grew 3%, as 5% aggregate growth in GCB and ICG was partially offset by the continued wind-down of legacy assets in Corporate/Other. Citigroup’s end-of-period deposits increased 3% to $1.0 trillion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s deposits increased 5%, primarily driven by 8% growth in ICG deposits as well as 2% growth in GCB.

Expenses
Citigroup operating expenses of $10.6 billion decreased 3% versus the prior-year period, as efficiency savings and the wind-down of legacy assets were partially offset by continued investments. Year-over-year, GCB and ICG operating expenses were both down 1% and Corporate/Other operating expenses decreased 26%.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $2.0 billion increased 7% from the prior-year period. The increase was primarily driven by higher net credit losses in both Citi-branded cards and Citi retail services in North America GCB as well as a lower net loan loss reserve release in ICG.
Net credit losses of $1.9 billion increased 4% versus the prior-year period. Consumer net credit losses of $1.9 billion increased 7% from the prior-year period, primarily reflecting volume growth and seasoning in the North America cards portfolios. Corporate net credit losses decreased from $96 million in the prior-year period to $56 million.
For additional information on Citi’s consumer and corporate credit costs and allowance for loan losses, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital and Tier 1 Capital ratios were 11.9% and 13.5% as of March 31, 2019, respectively, compared to 12.1% and 13.7% as of March 31, 2018, both based on the Basel III Standardized Approach for determining risk-weighted assets. The decline in regulatory capital ratios primarily reflected the return of capital to common shareholders, partially offset by net income.

Citigroup’s Supplementary Leverage ratio as of March 31, 2019 was 6.4%, compared to 6.7% as of March 31, 2018. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $1.4 billion increased 4%. Excluding the impact of FX translation and the gain on the sale of the Hilton portfolio in the prior-year period (approximately $115 million after-tax), net income increased 14%, driven primarily by higher revenues, partially offset by higher cost of credit. GCB operating expenses of $4.6 billion decreased 1%. Excluding the impact of FX translation, expenses were largely unchanged, as investments and volume-driven expenses were offset by efficiency savings.
GCB revenues of $8.5 billion were largely unchanged versus the prior-year period. Excluding the impact of FX translation and the gain on the sale of the Hilton portfolio in the prior-year period, revenues increased 4%, driven by growth in all three regions. North America GCB revenues of $5.2 billion increased 1%, or 4% excluding the gain on the sale of the Hilton portfolio, with growth in all three businesses. In North America GCB, Citi-branded cards revenues of $2.2 billion increased 5%, excluding the gain on the sale of the Hilton portfolio, primarily driven by growth in interest-earning balances. Citi retail services revenues of $1.7 billion increased 3% versus the prior-year period, primarily reflecting organic loan growth and the benefit of the L.L.Bean portfolio acquisition. Retail banking revenues increased 1% from the prior-year period to $1.3 billion. Excluding mortgage revenues, retail banking revenues of $1.2 billion were up 2% from the prior-year period, driven by continued growth in deposit spreads as well as modest growth in deposit volumes.
North America GCB average deposits of $182 billion increased 1% year-over-year, average retail loans of $57 billion increased 3% year-over-year and assets under management of $66 billion grew 9%. Average Citi-branded card loans of $88 billion increased 1% compared to the first quarter of 2018, which represented the peak level of promotional balances in 2018, as Citi has now optimized its mix of interest-earning to non-interest earning balances, while Citi-branded card purchase sales of $84 billion increased 6% versus the prior-year period. Average Citi retail services loans of $50 billion increased 7% versus the prior-year period, while Citi retail services purchase sales of $19 billion also increased 7%. For additional information on the results of operations of North America GCB for the first quarter of 2019, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) of $3.3 billion were largely unchanged versus the prior-year period. Excluding the impact of FX translation, international GCB revenues increased 3% versus the prior-year period. On this basis, Latin America GCB revenues increased 6% versus the prior-year period, including the impact of the sale of an asset management business in Mexico in 2018. The impact was a net benefit in the current quarter, as Citi recorded a small residual gain on the sale, partially offset by the absence of related revenues.

Excluding this impact, Latin America GCB revenues increased 5%, primarily driven by continued deposit growth as well as improved deposit spreads. Asia GCB revenues increased 1%, as continued growth in deposit, lending and insurance revenues was largely offset by lower investment revenues due to weaker market sentiment. For additional information on the results of operations of Latin America GCB and Asia GCB for the first quarter of 2019, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, international GCB average deposits of $128 billion increased 3%, average retail loans of $89 billion increased 2%, assets under management of $106 billion increased 7%, average card loans of $25 billion increased 3% and card purchase sales of $26 billion increased 6%, all excluding the impact of FX translation.

Institutional Clients Group
ICG net income of $3.3 billion was largely unchanged, as a decrease in expenses and a lower effective tax rate were offset by lower revenues and higher cost of credit. ICG operating expenses decreased 1% to $5.4 billion, as efficiency savings more than offset investments and volume-related expenses.
ICG revenues were $9.7 billion in the first quarter of 2019, down 2% from the prior-year period, as a 2% increase in Banking revenues was more than offset by a 6% decrease in Markets and securities services revenue. The increase in Banking revenues included the impact of $231 million of losses on loan hedges within corporate lending, compared to gains of $23 million in the prior-year period.
Banking revenues of $5.2 billion (excluding the impact of gains (losses) on loan hedges within corporate lending) increased 8%, driven by solid growth in treasury and trade solutions, investment banking and corporate lending, partially offset by lower revenues in private bank. Investment banking revenues of $1.4 billion increased 20% versus the prior-year period, as growth in advisory and investment-grade debt underwriting more than offset a decline in equity underwriting, largely reflecting a lower market wallet. Advisory revenues increased 76% to $378 million, equity underwriting revenues decreased 20% to $172 million and debt underwriting revenues increased 15% to $804 million, all versus the prior-year period.
Treasury and trade solutions revenues of $2.4 billion increased 6% versus the prior-year period, and 10% excluding the impact of FX translation, reflecting continued growth in deposits as well as improved spreads. Private bank revenues decreased 3% to $880 million compared to a strong prior-year period, reflecting lower managed investment revenues and higher funding costs. Corporate lending revenues decreased 38% to $338 million. Excluding the impact of gains (losses) on loan hedges, corporate lending revenues increased 9% versus the prior-year period, primarily driven by loan growth and spread expansion.
Markets and securities services revenues of $4.7 billion decreased 6% from the prior-year period, as lower equity markets revenues more than offset modest revenue growth in fixed income. Fixed income markets revenues of $3.5 billion increased 1% from the prior-year period, as strength in rates and spread products was largely offset by weakness in FX, as a result of low currency volatility in the current quarter, while corporate client activity remained stable. Equity markets revenues of $842 million decreased 24%, compared to a strong prior-year period, reflecting lower market volumes and client financing balances. Securities services revenues of $638 million were largely unchanged, and increased 5% excluding the impact of FX translation, driven by continued growth in client volumes and higher net interest revenue. For additional information on the results of operations of ICG for the first quarter of 2019, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net loss was $38 million in the first quarter of 2019, compared to a net loss of $87 million in the prior-year period. Operating expenses of $549 million declined 26% from the prior-year period, largely reflecting the wind-down of legacy assets. Corporate/Other revenues were $431 million, down 27% from the prior-year period, primarily reflecting the continued wind-down of legacy assets. For additional information on the results of operations of Corporate/Other for the first quarter of 2019, see “Corporate/Other” below.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per-share amounts and ratios	2019	2018	% Change
Net interest revenue	$11,759	$11,172	5%
Non-interest revenue	6,817	7,700	(11)
Revenues, net of interest expense	$18,576	$18,872	(2)%
Operating expenses	10,584	10,925	(3)
Provisions for credit losses and for benefits and claims	1,980	1,857	7
Income from continuing operations before income taxes	$6,012	$6,090	(1)%
Income taxes	1,275	1,441	(12)
Income from continuing operations	$4,737	$4,649	2%
Income (loss) from discontinued operations, net of taxes(1)	(2)	(7)	71
Net income before attribution of noncontrolling interests	$4,735	$4,642	2%
Net income attributable to noncontrolling interests	25	22	14
Citigroup’s net income	$4,710	$4,620	2%
Less:
Preferred dividends—Basic	$262	$272	(4)%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	59	51	16
Income allocated to unrestricted common shareholders for basic and diluted EPS	$4,389	$4,297	2%
Earnings per share
Basic
Income from continuing operations	$1.88	$1.68	12%
Net income	1.88	1.68	12
Diluted
Income from continuing operations	$1.87	$1.68	11%
Net income	1.87	1.68	11
Dividends declared per common share	0.45	0.32	41

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per-share amounts, ratios and direct staff	2019	2018	% Change
At March 31:
Total assets	$1,958,413	$1,922,104	2%
Total deposits	1,030,355	1,001,219	3
Long-term debt	243,566	237,938	2
Citigroup common stockholders’ equity	178,272	182,759	(2)
Total Citigroup stockholders’ equity	196,252	201,915	(3)
Direct staff (in thousands)	203	209	(3)
Performance metrics
Return on average assets	0.98%	0.98%
Return on average common stockholders’ equity(2)	10.2	9.7
Return on average total stockholders’ equity(2)	9.8	9.3
Efficiency ratio (total operating expenses/total revenues)	57.0	57.9
Basel III ratios
Common Equity Tier 1 Capital(3)	11.91%	12.05%
Tier 1 Capital(3)	13.47	13.67
Total Capital(3)	16.44	16.01
Supplementary Leverage ratio	6.44	6.71
Citigroup common stockholders’ equity to assets	9.10%	9.51%
Total Citigroup stockholders’ equity to assets	10.02	10.50
Dividend payout ratio(4)	24	19
Total payout ratio(5)	115	71
Book value per common share	$77.09	$71.67	8%
Tangible book value (TBV) per share(6)	65.55	61.02	7

(1)	See Note 2 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K for additional information on Citi’s discontinued operations.

(2)
The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.

(3)
Citi’s reportable Common Equity Tier 1 (CET1) Capital and Tier 1 Capital ratios were the lower derived under the U.S. Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the U.S. Basel III Advanced Approaches framework. This reflects the U.S. Basel III requirement to report the lower of risk-based capital ratios under both the Standardized Approach and Advanced Approaches in accordance with the Collins Amendment of the Dodd-Frank Act.

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

(6)	For information on TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity” below.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	First Quarter
In millions of dollars	2019	2018	% Change
Income from continuing operations
Global Consumer Banking
North America	$769	$838	(8)%
Latin America	252	179	41
Asia(1)	416	373	12
Total	$1,437	$1,390	3%
Institutional Clients Group
North America	$714	$858	(17)%
EMEA	1,125	1,113	1
Latin America	503	494	2
Asia	980	869	13
Total	$3,322	$3,334	—%
Corporate/Other	(22)	(75)	71
Income from continuing operations	$4,737	$4,649	2%
Discontinued operations	$(2)	$(7)	71%
Less: Net income attributable to noncontrolling interests	25	22	14
Citigroup’s net income	$4,710	$4,620	2%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

CITIGROUP REVENUES

	First Quarter
In millions of dollars	2019	2018	% Change
Global Consumer Banking
North America	$5,185	$5,157	1%
Latin America	1,381	1,340	3
Asia(1)	1,885	1,929	(2)
Total	$8,451	$8,426	—%
Institutional Clients Group
North America	$3,119	$3,266	(5)%
EMEA	3,170	3,167	—
Latin America	1,160	1,216	(5)
Asia	2,245	2,206	2
Total	$9,694	$9,855	(2)%
Corporate/Other	431	591	(27)
Total Citigroup net revenues	$18,576	$18,872	(2)%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$8,747	64,506	$132,640	$—	$205,893
Federal funds sold and securities borrowed and purchased under agreements to resell	—	264,264	231	—	264,495
Trading account assets	843	275,309	10,359	—	286,511
Investments	1,173	117,776	230,332	—	349,281
Loans, net of unearned income and allowance for loan losses	297,630	360,156	12,231	—	670,017
Other assets	37,544	103,212	41,460	—	182,216
Net inter-segment liquid assets(4)	79,746	240,275	(320,021)	—	—
Total assets	$425,683	$1,425,498	$107,232	$—	$1,958,413
Liabilities and equity
Total deposits	$315,547	$701,544	$13,264	$—	$1,030,355
Federal funds purchased and securities loaned and sold under agreements to repurchase	3,967	186,335	70	—	190,372
Trading account liabilities	195	135,864	333	—	136,392
Short-term borrowings	485	25,490	13,347	—	39,322
Long-term debt(3)	1,817	48,509	43,410	149,830	243,566
Other liabilities	19,386	83,420	18,585	—	121,391
Net inter-segment funding (lending)(3)	84,286	244,336	17,460	(346,082)	—
Total liabilities	$425,683	$1,425,498	$106,469	$(196,252)	$1,761,398
Total stockholders’ equity(5)	—	—	763	196,252	197,015
Total liabilities and equity	$425,683	$1,425,498	$107,232	$—	$1,958,413

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of March 31, 2019. The respective segment information depicts the assets and liabilities managed by each segment as of such date.

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

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,404 branches in 19 countries and jurisdictions as of March 31, 2019. At March 31, 2019, GCB had approximately $426 billion in assets and $316 billion in deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets (including commercial banking), Citi serves customers in a somewhat broader set of segments and geographies.

	First Quarter
In millions of dollars, except as otherwise noted	2019	2018	% Change
Net interest revenue	$7,253	$6,980	4%
Non-interest revenue	1,198	1,446	(17)
Total revenues, net of interest expense	$8,451	$8,426	—%
Total operating expenses	$4,608	$4,677	(1)%
Net credit losses	$1,891	$1,736	9%
Credit reserve build (release)	76	144	(47)
Provision (release) for unfunded lending commitments	5	(1)	NM
Provision for benefits and claims	12	26	(54)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$1,984	$1,905	4%
Income from continuing operations before taxes	$1,859	$1,844	1%
Income taxes	422	454	(7)
Income from continuing operations	$1,437	$1,390	3%
Noncontrolling interests	—	2	(100)
Net income	$1,437	$1,388	4%
Balance Sheet data and ratios (in billions of dollars)
Total EOP assets	$426	$423	1%
Average assets	426	423	1
Return on average assets	1.37%	1.33%
Efficiency ratio	55	56
Average deposits	$310	$309	—
Net credit losses as a percentage of average loans	2.48%	2.30%
Revenue by business
Retail banking	$3,467	$3,464	—%
Cards(1)	4,984	4,962	—
Total	$8,451	$8,426	—%
Income from continuing operations by business
Retail banking	$526	$520	1%
Cards(1)	911	870	5
Total	$1,437	$1,390	3%
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$8,451	$8,426	—%
Impact of FX translation(2)	—	(113)
Total revenues—ex-FX(3)	$8,451	$8,313	2%
Total operating expenses—as reported	$4,608	$4,677	(1)%
Impact of FX translation(2)	—	(70)
Total operating expenses—ex-FX(3)	$4,608	$4,607	—%
Total provisions for LLR & PBC—as reported	$1,984	$1,905	4%
Impact of FX translation(2)	—	(19)
Total provisions for LLR & PBC—ex-FX(3)	$1,984	$1,886	5%
Net income—as reported	$1,437	$1,388	4%
Impact of FX translation(2)	—	(13)
Net income—ex-FX(3)	$1,437	$1,375	5%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2019 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
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
As of March 31, 2019, North America GCB’s 689 retail bank branches are concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of March 31, 2019, North America GCB had approximately 9.1 million retail banking customer accounts, $57.3 billion in retail banking loans and $185.4 billion in deposits. In addition, North America GCB had approximately 119.4 million Citi-branded and Citi retail services credit card accounts with $135.9 billion in outstanding card loan balances.

	First Quarter
In millions of dollars, except as otherwise noted	2019	2018	% Change
Net interest revenue	$5,058	$4,750	6%
Non-interest revenue	127	407	(69)
Total revenues, net of interest expense	$5,185	$5,157	1%
Total operating expenses	$2,669	$2,645	1%
Net credit losses	$1,429	$1,296	10%
Credit reserve build (release)	98	123	(20)
Provision (release) for unfunded lending commitments	5	(4)	NM
Provision for benefits and claims	6	6	—
Provisions for credit losses and for benefits and claims	$1,538	$1,421	8%
Income from continuing operations before taxes	$978	$1,091	(10)%
Income taxes	209	253	(17)
Income from continuing operations	$769	$838	(8)%
Noncontrolling interests	—	—	—
Net income	$769	$838	(8)%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$250	$248	1%
Return on average assets	1.25%	1.37%
Efficiency ratio	51	51
Average deposits	$182.3	$180.9	1
Net credit losses as a percentage of average loans	2.97%	2.77%
Revenue by business
Retail banking	$1,316	$1,307	1%
Citi-branded cards	2,195	2,232	(2)
Citi retail services	1,674	1,618	3
Total	$5,185	$5,157	1%
Income from continuing operations by business
Retail banking	$83	$140	(41)%
Citi-branded cards	382	425	(10)
Citi retail services	304	273	11
Total	$769	$838	(8)%

NM Not meaningful

1Q19 vs. 1Q18
Net income decreased 8%, due to higher cost of credit and higher expenses, partially offset by a lower effective tax rate and higher revenues.
Revenues increased 1%, as higher revenues in Citi retail services and retail banking were largely offset by lower revenues in Citi-branded cards, including the impact of the $150 million gain on the sale of the Hilton portfolio in the prior-year period. Excluding the gain on sale, revenues increased 4%, reflecting growth in all three businesses.
Retail banking revenues increased 1%. Excluding mortgage revenues (decline of 12%), revenues were up 2%, driven by continued growth in deposit spreads as well as modest deposit growth. Average deposits increased 1% and assets under management increased 9%. The decline in mortgage revenues was driven by lower origination activity and higher cost of funds, reflecting the higher interest rate environment.
Cards revenues were largely unchanged. Excluding the gain on sale, revenues were up 5%. In Citi-branded cards, revenues decreased 2%, including the impact of the gain on sale in the prior-year period. Excluding the gain on sale, Citi-branded cards revenues increased 5%, primarily driven by continued growth in interest-earning balances. Average loans increased 1%, compared to the first quarter of 2018, which represented the peak level of promotional balances in 2018, as Citi has now optimized its mix of interest-earning to non-interest earning balances. Purchase sales increased 6%, or 7% excluding Hilton.
Citi retail services revenues increased 3%, primarily reflecting organic loan growth and the benefit of the L.L.Bean portfolio acquisition. Average loans and purchase sales both increased 7%.
Expenses increased 1%, as volume growth and investments were largely offset by efficiency savings.
Provisions increased 8% from the prior-year period, primarily driven by higher net credit losses, partially offset by a lower net loan loss reserve build. Net credit losses increased 10%, primarily driven by higher net credit losses in Citi-branded cards (up 8% to $706 million) and Citi retail services (up 10% to $663 million). The increase in net credit losses primarily reflected volume growth and seasoning in both cards portfolios.
The net loan loss reserve build in the current quarter was $103 million (compared to a build of $119 million in the prior-year period), reflecting volume growth and seasoning in both cards portfolios.
For additional information on North America GCB’s retail banking, including commercial banking, and its Citi-branded cards and Citi retail services portfolios, see “Credit Risk—Consumer Credit” below.
For additional information on Citi retail services’ co-brand and private label credit card products with Sears, see “Forward-Looking Statements” below and “North America GCB” and “Risk Factors—Strategic Risks” in Citi’s 2018 Annual Report on Form 10-K.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses in Mexico through Citibanamex, one of Mexico’s largest banks.
At March 31, 2019, Latin America GCB had 1,464 retail branches in Mexico, with approximately 30.0 million retail banking customer accounts, $19.7 billion in retail banking loans and $28.4 billion in deposits. In addition, the business had approximately 5.5 million Citi-branded card accounts with $5.6 billion in outstanding card loan balances.

	First Quarter
In millions of dollars, except as otherwise noted	2019	2018	% Change
Net interest revenue	$975	$997	(2)%
Non-interest revenue	406	343	18
Total revenues, net of interest expense	$1,381	$1,340	3%
Total operating expenses	$735	$755	(3)%
Net credit losses	$298	$278	7%
Credit reserve build	(7)	42	NM
Provision (release) for unfunded lending commitments	—	1	(100)
Provision for benefits and claims	6	20	(70)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$297	$341	(13)%
Income from continuing operations before taxes	$349	$244	43%
Income taxes	97	65	49
Income from continuing operations	$252	$179	41%
Noncontrolling interests	—	—	—
Net income	$252	$179	41%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$44	$44	—%
Return on average assets	2.32%	1.65%
Efficiency ratio	53	56
Average deposits	$28.6	$28.9	(1)
Net credit losses as a percentage of average loans	4.72%	4.29%
Revenue by business
Retail banking	$1,008	$959	5%
Citi-branded cards	373	381	(2)
Total	$1,381	$1,340	3%
Income from continuing operations by business
Retail banking	$197	$134	47%
Citi-branded cards	55	45	22%
Total	$252	$179	41%

FX translation impact
Total revenues—as reported	$1,381	$1,340	3%
Impact of FX translation(1)	—	(43)
Total revenues—ex-FX(2)	$1,381	$1,297	6%
Total operating expenses—as reported	$735	$755	(3)%
Impact of FX translation(1)	—	(21)
Total operating expenses—ex-FX(2)	$735	$734	—%
Provisions for LLR & PBC—as reported	$297	$341	(13)%
Impact of FX translation(1)	—	(11)
Provisions for LLR & PBC—ex-FX(2)	$297	$330	(10)%
Net income—as reported	$252	$179	41%
Impact of FX translation(1)	—	(7)
Net income—ex-FX(2)	$252	$172	47%

(1)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2019 average exchange rates for all periods presented.

(2)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

1Q19 vs. 1Q18
Net income increased 47%, reflecting higher revenues and lower cost of credit, partially offset by a higher effective tax rate, while expenses were largely unchanged.
Revenues increased 6%, including the impact of the sale of an asset management business in Mexico in 2018. The impact was a net benefit in the current quarter, as Citi recorded a small residual gain on the sale, partially offset by the absence of related revenues. Excluding this impact, Latin America GCB revenues increased 5%, largely driven by higher retail banking revenues.
Retail banking revenues increased 9% (7% excluding the impact), driven by continued deposit growth, as well as improved deposit spreads due to higher interest rates. Average deposits and assets under management both grew 1%. Average loans declined 2%, due in part to a slowdown in commercial banking activity where client sentiment has become more cautious. Cards revenues increased 1%, due to continued volume growth, reflecting higher purchase sales (up 8%) and full-rate revolving loans, partially offset by lower fees revenue. Average cards loans grew 5%. Although consumer confidence remained strong in Mexico in the current quarter, Latin America GCB has begun to see a slowdown in overall economic growth and industry lending volumes in Mexico.
Expenses were largely unchanged, as ongoing investment spending and volume-driven growth were offset by efficiency savings.
Provisions decreased 10%, as higher net credit losses were more than offset by a net loan loss release compared to a net loan loss reserve build in the prior-year period. The increase in net credit losses was primarily driven by volume growth and seasoning in the cards portfolio.
For additional information on Latin America GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses, as applicable. During the first quarter of 2019, Asia GCB’s most significant revenues in Asia were from Hong Kong, Singapore, Korea, India, Australia, Taiwan, Thailand, Philippines, Indonesia and Malaysia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily Poland, Russia and the United Arab Emirates.
At March 31, 2019, on a combined basis, the businesses had 251 retail branches, approximately 15.9 million retail banking customer accounts, $70.0 billion in retail banking loans and $101.7 billion in deposits. In addition, the businesses had approximately 15.2 million Citi-branded card accounts with $18.8 billion in outstanding card loan balances.

	First Quarter
In millions of dollars, except as otherwise noted (1)	2019	2018	% Change
Net interest revenue	$1,220	$1,233	(1)%
Non-interest revenue	665	696	(4)
Total revenues, net of interest expense	$1,885	$1,929	(2)%
Total operating expenses	$1,204	$1,277	(6)%
Net credit losses	$164	$162	1%
Credit reserve build (release)	(15)	(21)	29
Provision (release) for unfunded lending commitments	—	2	(100)
Provisions for credit losses	$149	$143	4%
Income from continuing operations before taxes	$532	$509	5%
Income taxes	116	136	(15)
Income from continuing operations	$416	$373	12%
Noncontrolling interests	—	2	(100)
Net income	$416	$371	12%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$132	$131	1%
Return on average assets	1.28%	1.15%
Efficiency ratio	64	66
Average deposits	$99.3	$99.1	—
Net credit losses as a percentage of average loans	0.75%	0.73%
Revenue by business
Retail banking	$1,143	$1,198	(5)%
Citi-branded cards	742	731	2
Total	$1,885	$1,929	(2)%
Income from continuing operations by business
Retail banking	$246	$246	—%
Citi-branded cards	170	127	34
Total	$416	$373	12%

FX translation impact
Total revenues—as reported	$1,885	$1,929	(2)%
Impact of FX translation(2)	—	(70)
Total revenues—ex-FX(3)	$1,885	$1,859	1%
Total operating expenses—as reported	$1,204	$1,277	(6)%
Impact of FX translation(2)	—	(49)
Total operating expenses—ex-FX(3)	$1,204	$1,228	(2)%
Provisions for loan losses—as reported	$149	$143	4%
Impact of FX translation(2)	—	(8)
Provisions for loan losses—ex-FX(3)	$149	$135	10%
Net income—as reported	$416	$371	12%
Impact of FX translation(2)	—	(6)
Net income—ex-FX(3)	$416	$365	14%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2019 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

1Q19 vs. 1Q18
Net income increased 14%, reflecting higher revenues, lower expenses and a lower effective tax rate, partially offset by higher cost of credit.
Revenues increased 1%, driven by higher cards revenues, partially offset by lower retail banking revenues.
Retail banking revenues decreased 1% compared to the prior-year period, which included a modest one-time gain. Excluding the gain, retail banking revenues increased 1%, as continued growth in deposit and insurance revenues was more than offset by lower investment revenues due to weaker market sentiment. Investment sales decreased 24%, while assets under management grew 10%, average deposits increased 4% and average loans increased 3%. Retail lending revenues declined 1%, as continued growth in personal loans was more than offset by lower mortgage revenues due to spread compression.
Cards revenues increased 6%, driven by continued growth in average loans (up 3%) and purchase sales (up 5%), as well as a modest one-time gain. Excluding the gain, cards revenues grew 1%.
Expenses decreased 2%, as efficiency savings more than offset volume-driven growth and ongoing investment spending.
Provisions increased 10%, primarily driven by higher net credit losses. Net credit losses increased 7%, primarily reflecting volume growth and seasoning. Overall credit quality continued to remain stable in the region.
For additional information on Asia GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

INSTITUTIONAL CLIENTS GROUP
Institutional Clients Group (ICG) includes Banking and Markets and securities services (for additional information on these businesses, see “Citigroup Segments” above). ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of wholesale banking products and services, including fixed income and equity sales and trading, foreign exchange, prime brokerage, derivative services, equity and fixed income research, corporate lending, investment banking and advisory services, private banking, cash management, trade finance and securities services. ICG transacts with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity and commodity products. For more information on ICG’s business activities, see “Institutional Clients Group” in Citi’s 2018 Annual Report on Form 10-K.
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 98 countries and jurisdictions. At March 31, 2019, ICG had approximately $1.4 trillion of assets and $702 billion of deposits, while two of its businesses—securities services and issuer services—managed approximately $18.3 trillion of assets under custody compared to $17.7 trillion at the end of the prior-year period.

	First Quarter
In millions of dollars, except as otherwise noted	2019	2018	% Change
Commissions and fees	$1,121	$1,213	(8)%
Administration and other fiduciary fees	670	694	(3)
Investment banking	1,112	985	13
Principal transactions	2,631	2,844	(7)
Other	285	465	(39)
Total non-interest revenue	$5,819	$6,201	(6)%
Net interest revenue (including dividends)	3,875	3,654	6
Total revenues, net of interest expense	$9,694	$9,855	(2)%
Total operating expenses	$5,427	$5,506	(1)%
Net credit losses	$55	$105	(48)%
Credit reserve build (release)	(54)	(175)	69
Provision (release) for unfunded lending commitments	20	29	(31)
Provisions for credit losses	$21	$(41)	NM
Income from continuing operations before taxes	$4,246	$4,390	(3)%
Income taxes	924	1,056	(13)
Income from continuing operations	$3,322	$3,334	—%
Noncontrolling interests	11	15	(27)
Net income	$3,311	$3,319	—%
EOP assets (in billions of dollars)	$1,425	$1,407	1%
Average assets (in billions of dollars)	1,414	1,388	2
Return on average assets	0.95%	0.97%
Efficiency ratio	56	56
Revenues by region
North America	$3,119	$3,266	(5)%
EMEA	3,170	3,167	—
Latin America	1,160	1,216	(5)
Asia	2,245	2,206	2
Total	$9,694	$9,855	(2)%
Income from continuing operations by region
North America	$714	$858	(17)%
EMEA	1,125	1,113	1
Latin America	503	494	2
Asia	980	869	13
Total	$3,322	$3,334	—%

Average loans by region (in billions of dollars)
North America	$176	$160	10%
EMEA	84	78	8
Latin America	34	34	—
Asia	63	67	(6)
Total	$357	$339	5%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$475	$449	6%
All other ICG businesses	227	217	5
Total	$702	$666	5%

NM Not meaningful

ICG Revenue Details

	First Quarter
In millions of dollars	2019	2018	% Change
Investment banking revenue details
Advisory	$378	$215	76%
Equity underwriting	172	216	(20)
Debt underwriting	804	699	15
Total investment banking	$1,354	$1,130	20%
Treasury and trade solutions	2,395	2,268	6
Corporate lending—excluding gains (losses) on loan hedges(1)	569	521	9
Private bank	880	904	(3)
Total banking revenues (ex-gains (losses) on loan hedges)	$5,198	$4,823	8%
Corporate lending—gains (losses) on loan hedges(1)	$(231)	$23	NM
Total banking revenues (including gains (losses) on loan hedges), net of interest expense	$4,967	$4,846	2%
Fixed income markets	$3,452	$3,425	1%
Equity markets	842	1,103	(24)
Securities services	638	641	—
Other	(205)	(160)	(28)
Total markets and securities services revenues, net of interest expense	$4,727	$5,009	(6)%
Total revenues, net of interest expense	$9,694	$9,855	(2)%
Commissions and fees	$174	$175	(1)%
Principal transactions(2)	2,377	2,192	8
Other	150	275	(45)
Total non-interest revenue	$2,701	$2,642	2%
Net interest revenue	751	783	(4)
Total fixed income markets	$3,452	$3,425	1%
Rates and currencies	$2,402	$2,477	(3)%
Spread products/other fixed income	1,050	948	11
Total fixed income markets	$3,452	$3,425	1%
Commissions and fees	$293	$361	(19)%
Principal transactions(2)	396	537	(26)
Other	7	80	(91)
Total non-interest revenue	$696	$978	(29)%
Net interest revenue	146	125	17
Total equity markets	$842	$1,103	(24)%

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

1Q19 vs. 1Q18
Net income was largely unchanged, as lower revenues and a higher cost of credit were offset by lower expenses and a lower effective tax rate.

•
Revenues decreased 2%, as a 2% increase in Banking (including gains (losses) on loan hedges) was more than offset by a 6% decrease in Markets and securities services, largely driven by lower revenues in equity markets. Excluding the impact of the gains (losses) on loan hedges, Banking revenues increased 8%, primarily driven by growth in investment banking, treasury and trade solutions and corporate lending, partially offset by a decline in private bank.

Within Banking:

•
Investment banking revenues increased 20%, as strong growth in advisory and investment-grade debt underwriting more than offset a decline in equity underwriting. Advisory revenues increased 76%, reflecting gains in wallet share and strong performance in North America and EMEA. Debt underwriting revenues increased 15%, reflecting wallet share gains, with strength in North America. Equity underwriting revenues decreased 20%, driven by declines in both market wallet and wallet share.

•
Treasury and trade solutions revenues increased 6%. Excluding the impact of FX translation, revenues increased 10%, reflecting strength in all regions. Revenue growth in the cash business was primarily driven by continued growth in deposit balances and improved deposit spreads. Trade revenue growth was driven primarily by improved loan spreads, partially offset by lower episodic fees. Average deposit balances increased 7% (10% excluding the impact of FX translation), with strong growth across regions. Average trade loans decreased 4% (a decrease of 1% excluding the impact of FX translation), as growth in EMEA and Latin America was more than offset by North America and Asia, as the businesses maintained strong origination volumes, while reducing lower spread assets and increasing asset sales to optimize returns.

•
Corporate lending revenues decreased from $544 million to $338 million. Excluding the impact of gains (losses) on loan hedges, revenues increased 9%, driven by higher loan volumes and spread expansion. Average loans increased 1% (4% excluding the impact of FX translation).

•	Private bank revenues decreased 3% from a strong prior-year period, primarily due to higher mortgage funding costs and lower managed investments revenue, partially offset by higher volumes.

Within Markets and securities services:

•	Fixed income markets revenues increased 1%, primarily due to higher revenues in EMEA and Asia. The increase in revenues was largely driven by higher non-interest revenue, partially offset by lower net interest revenue due to higher funding costs, given the higher interest rate environment. The increase in non-interest revenues was primarily driven by higher principal transactions revenues, reflecting higher investor client activity in a more favorable market environment than the prior-year period, particularly in rates and spread products.
Rates and currencies revenues decreased 3%, as strength in G10 rates was more than offset by lower FX revenues, primarily in EMEA and Latin America. The lower FX revenues were driven by declining currency volatility, while corporate client activity remained stable. The increase in rates was driven by strong client activity as well as a comparison to a less favorable environment in the prior-year period.
Spread products and other fixed income revenues increased 11%, primarily driven by higher revenues in flow trading, notably corporate bonds and agency mortgage-backed securities (MBS) in North America and EMEA due to increased investor client activity. This increase in revenues was partially offset by weakness in structured products in North America, reflecting a more challenging market environment.

•
Equity markets revenues decreased 24%, compared to a strong prior-year period that benefited from a more favorable market environment with higher volatility. Equity derivatives revenues declined, primarily in North America and Asia, reflecting the less favorable market environment. The decrease in equity markets revenues was also driven by lower market volumes globally, and lower client financing balances. Non-interest revenues decreased, primarily driven by lower principal transactions revenues, reflecting a less favorable market environment, as well as lower commissions and fees revenues.

•
Securities services revenues were largely unchanged. Excluding the impact of FX translation, revenues increased 5%, driven by higher client volumes and an increase in interest revenues from higher interest rates.

Expenses decreased 1%, as efficiency savings and a benefit from FX translation were partially offset by investments and higher volume-related expenses.
Provisions increased $62 million, primarily due to a smaller benefit from net loan loss reserve releases in the current quarter of $34 million, compared to a benefit of $146 million in the prior-year period, partially offset by lower net credit losses. Provisions of $21 million in the current quarter were driven by volume-related reserve builds, partially offset by loan-specific reserve releases, including the paydown of certain non-accrual loans.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At March 31, 2019, Corporate/Other had $107 billion in assets, up $15 billion year-over-year.

	First Quarter
In millions of dollars	2019	2018	% Change
Net interest revenue	$631	$538	17%
Non-interest revenue	(200)	53	NM
Total revenues, net of interest expense	$431	$591	(27)%
Total operating expenses	$549	$742	(26)%
Net credit losses	$2	$26	(92)%
Credit reserve build (release)	(26)	(33)	21
Provision (release) for unfunded lending commitments	(1)	—	—
Provision for benefits and claims	—	—	NM
Provisions for credit losses and for benefits and claims	$(25)	$(7)	NM
Income (loss) from continuing operations before taxes	$(93)	$(144)	35%
Income taxes (benefits)	(71)	(69)	(3)
Income (loss) from continuing operations	$(22)	$(75)	71%
Income (loss) from discontinued operations, net of taxes	(2)	(7)	71
Net income (loss) before attribution of noncontrolling interests	$(24)	$(82)	71%
Noncontrolling interests	14	5	NM
Net income (loss)	$(38)	$(87)	56%
NM Not meaningful

1Q19 vs. 1Q18
The net loss was $38 million, compared to a net loss of $87 million in the prior-year period. The lower net loss was largely driven by lower expenses and lower cost of credit, partially offset by lower revenues.
Revenues decreased 27%, primarily driven by the continued wind-down of legacy assets.
Expenses decreased 26%, primarily driven by the wind-down of legacy assets.
Provisions decreased $18 million to a net benefit of $25 million, as lower net credit losses were partially offset by a lower net loan loss reserve release. The decline in net credit losses reflected the impact of ongoing divestiture activity, including the impact of the continued wind-down in the legacy North America mortgage portfolio.

OFF-BALANCE SHEET ARRANGEMENTS

The table below shows where a discussion of Citi’s various off-balance sheet arrangements in this Form 10-Q may be found. For additional information, see “Off-Balance Sheet Arrangements” and Notes 1, 21 and 26 to the Consolidated Financial Statements in Citigroup’s 2018 Annual Report on Form 10-K.
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

CAPITAL RESOURCES
For additional information about capital resources, including Citi’s capital management, the stress testing component of capital planning, current regulatory capital standards, and regulatory capital standards developments, see “Capital Resources” and “Risk Factors” in Citi’s 2018 Annual Report on Form 10-K.
During the first quarter of 2019, Citi returned a total of $5.1 billion of capital to common shareholders in the form of share repurchases (approximately 66 million common shares) and dividends.
The following tables set forth Citi’s capital components and ratios:

	March 31, 2019			December 31, 2018
In millions of dollars, except ratios	Effective Minimum Requirement(1)	Advanced Approaches	Standardized Approach	Effective Minimum Requirement(1)	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital		$140,355	$140,355		$139,252	$139,252
Tier 1 Capital		158,712	158,712		158,122	158,122
Total Capital (Tier 1 Capital + Tier 2 Capital)		184,418	196,452		183,144	195,440
Total Risk-Weighted Assets		1,121,645	1,178,628		1,131,933	1,174,448
Credit Risk		$752,804	$1,118,057		$758,887	$1,109,007
Market Risk		59,200	60,571		63,987	65,441
Operational Risk		309,641	—		309,059	—
Common Equity Tier 1 Capital ratio(2)	10.0%	12.51%	11.91%	8.625%	12.30%	11.86%
Tier 1 Capital ratio(2)	11.5	14.15	13.47	10.125	13.97	13.46
Total Capital ratio(2)	13.5	16.44	16.67	12.125	16.18	16.64

In millions of dollars, except ratios	Effective Minimum Requirement	March 31, 2019	December 31, 2018
Quarterly Adjusted Average Total Assets(3)		$1,899,790	$1,896,959
Total Leverage Exposure(4)		2,463,958	2,465,641
Tier 1 Leverage ratio	4.0%	8.35%	8.34%
Supplementary Leverage ratio	5.0	6.44	6.41

(1)
Citi’s effective minimum risk-based capital requirements during 2019 and 2018 are inclusive of the 100% and 75% phase-in, respectively, of both the 2.5% Capital Conservation Buffer and the 3.0% GSIB surcharge (all of which must be composed of Common Equity Tier 1 Capital).

(2)
As of March 31, 2019 and December 31, 2018, Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s risk-based capital ratios at March 31, 2019 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of March 31, 2019.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.9% at March 31, 2019, unchanged quarter-over-quarter, as net income of $4.7 billion and beneficial net movements in Accumulated other comprehensive income (AOCI) were offset by the return of $5.1 billion of capital to common shareholders.

Components of Citigroup Capital

In millions of dollars	March 31, 2019	December 31, 2018
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$178,427	$177,928
Add: Qualifying noncontrolling interests	144	147
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax	(442)	(728)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(67)	580
Less: Intangible assets:
Goodwill, net of related DTLs(2)	21,768	21,778
Identifiable intangible assets other than MSRs, net of related DTLs	4,390	4,402
Less: Defined benefit pension plan net assets	811	806
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)	11,756	11,985
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$140,355	$139,252
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$17,825	$18,292
Qualifying trust preferred securities(4)	1,386	1,384
Qualifying noncontrolling interests	45	55
Regulatory Capital Deductions:
Less: Permitted ownership interests in covered funds(5)	848	806
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(6)	51	55
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$18,357	$18,870
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$158,712	$158,122
Tier 2 Capital
Qualifying subordinated debt	$23,704	$23,324
Qualifying trust preferred securities(7)	324	321
Qualifying noncontrolling interests	44	47
Eligible allowance for credit losses(8)	13,719	13,681
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(6)	51	55
Total Tier 2 Capital (Standardized Approach)	$37,740	$37,318
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$196,452	$195,440
Adjustment for excess of eligible credit reserves over expected credit losses(8)	$(12,034)	$(12,296)
Total Tier 2 Capital (Advanced Approaches)	$25,706	$25,022
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$184,418	$183,144

(1)
Issuance costs of $155 million as of March 31, 2019 and $168 million as of December 31, 2018 are related to outstanding noncumulative perpetual preferred stock, which are excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(3)
Of Citi’s $22.8 billion of net DTAs at March 31, 2019, $12.0 billion was includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $10.8 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of March 31, 2019 was $11.8 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards, which was reduced by $1.0 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. Citi’s DTAs arising from temporary differences are less than the 10% limitation under the U.S. Basel III rules and therefore not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk-weighting at 250%.

(4)	Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

Footnotes continue on the following page.

(5)
Banking entities are required to be in compliance with the Volcker Rule of the Dodd-Frank Act, which prohibits conducting certain proprietary investment activities and limits their ownership of, and relationships with, covered funds. Accordingly, Citi is required by the Volcker Rule to deduct from Tier 1 Capital all permitted ownership interests in covered funds.

(6)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(7)
Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the U.S. Basel III rules, which will be fully phased-out of Tier 2 Capital by January 1, 2022.

(8)
Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $1.7 billion and $1.4 billion at March 31, 2019 and December 31, 2018, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended March 31, 2019
Common Equity Tier 1 Capital, beginning of period	$139,252
Net income	4,710
Common and preferred dividends declared	(1,337)
Net increase in treasury stock	(3,491)
Net decrease in common stock and additional paid-in capital	(384)
Net increase in foreign currency translation gains net of hedges, net of tax	58
Net decrease in unrealized losses on debt securities AFS, net of tax	1,135
Net increase in defined benefit plans liability adjustment, net of tax	(64)
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	76
Net increase in ASC 815—excluded component of fair value hedges	18
Net decrease in goodwill, net of related DTLs	10
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	12
Net increase in defined benefit pension plan net assets	(5)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	229
Other	136
Net increase in Common Equity Tier 1 Capital	$1,103
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$140,355
Additional Tier 1 Capital, beginning of period	$18,870
Net decrease in qualifying perpetual preferred stock	(467)
Net increase in qualifying trust preferred securities	2
Net increase in permitted ownership interest in covered funds	(42)
Other	(6)
Net decrease in Additional Tier 1 Capital	$(513)
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$158,712
Tier 2 Capital, beginning of period (Standardized Approach)	$37,318
Net increase in qualifying subordinated debt	380
Net increase in eligible allowance for credit losses	38
Other	4
Net increase in Tier 2 Capital (Standardized Approach)	$422
Tier 2 Capital, end of period (Standardized Approach)	$37,740
Total Capital, end of period (Standardized Approach)	$196,452
Tier 2 Capital, beginning of period (Advanced Approaches)	$25,022
Net increase in qualifying subordinated debt	380
Net increase in excess of eligible credit reserves over expected credit losses	300
Other	4
Net increase in Tier 2 Capital (Advanced Approaches)	$684
Tier 2 Capital, end of period (Advanced Approaches)	$25,706
Total Capital, end of period (Advanced Approaches)	$184,418

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended March 31, 2019
Total Risk-Weighted Assets, beginning of period	$1,174,448
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	(7,072)
Repo-style transactions(2)	7,730
Securitization exposures(3)	7,331
Equity exposures	1,839
Over-the-counter (OTC) derivatives	66
Other exposures(4)	5,909
Off-balance sheet exposures(5)	(6,753)
Net increase in Credit Risk-Weighted Assets	$9,050
Changes in Market Risk-Weighted Assets
Risk levels(6)	$(4,513)
Model and methodology updates	(357)
Net decrease in Market Risk-Weighted Assets	$(4,870)
Total Risk-Weighted Assets, end of period	$1,178,628

(1)
General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three months ended March 31, 2019 primarily due to seasonal holiday spending repayments.

(2)	Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

(3)	Securitization exposures increased during the three months ended March 31, 2019 primarily due to increased exposures from new deals.

(4)
Other exposures include cleared transactions, unsettled transactions and other assets. Other exposures increased during the three months ended March 31, 2019 primarily due to the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019.

(5)	Off-balance sheet exposures decreased during the three months ended March 31, 2019 primarily due to a decrease in loan commitments.

(6)	Risk levels decreased during the three months ended March 31, 2019 primarily due to decreases in exposure levels subject to Stressed Value at Risk and Value at Risk.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended March 31, 2019
Total Risk-Weighted Assets, beginning of period	$1,131,933
Changes in Credit Risk-Weighted Assets
Retail exposures	(1,512)
Wholesale exposures(1)	(12,307)
Repo-style transactions	(970)
Securitization exposures(2)	3,861
Equity exposures	1,694
Over-the-counter (OTC) derivatives	908
Derivatives CVA	(14)
Other exposures(3)	2,601
Supervisory 6% multiplier	(344)
Net decrease in Credit Risk-Weighted Assets	$(6,083)
Changes in Market Risk-Weighted Assets
Risk levels(4)	$(4,430)
Model and methodology updates	(357)
Net decrease in Market Risk-Weighted Assets	$(4,787)
Net increase in Operational Risk-Weighted Assets	$582
Total Risk-Weighted Assets, end of period	$1,121,645

(1)	Wholesale exposures decreased during the three months ended March 31, 2019 primarily due to annual model parameter updates reflecting Citi’s loss experience.

(2)	Securitization exposures increased during the three months ended March 31, 2019 mainly due to increased exposures from new deals.

(3)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the three months ended March 31, 2019 primarily due to the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019.

(4)	Risk levels decreased during the three months ended March 31, 2019 primarily due to decreases in exposure levels subject to Stressed Value at Risk and Value at Risk.

As set forth in the table above, total risk-weighted assets under the Basel III Standardized Approach increased from year-end 2018 primarily due to higher credit risk-weighted assets, partially offset by a decrease in market risk-weighted assets. The increase in credit risk-weighted assets was primarily due to increases in securitization exposures and repo-style transactions, as well as the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019. At adoption, Citi recognized an ROU asset of approximately $4.4 billion on the Consolidated Balance Sheet related to its future lease commitments as lessee under operating leases. For additional information, see Note 1 to the Consolidated Financial Statements. The increase in credit risk-weighted assets was partially offset by reductions in qualifying revolving (cards) exposures attributable to seasonal holiday spending repayments as well as a decrease in loan commitments.

As set forth in the table above, total risk-weighted assets under the Basel III Advanced Approaches decreased from year-end 2018, driven by lower credit and market risk-weighted assets, slightly offset by an increase in operational risk-weighted assets. The decrease in credit risk-weighted assets was primarily due to annual wholesale parameter updates, partially offset by the recognition of ROU assets in accordance with the adoption of ASU 2016-02.
Market risk-weighted assets decreased under both the Basel III Standardized Approach and Basel III Advanced Approaches primarily due to decreases in exposure levels subject to Stressed Value at Risk and Value at Risk.

Supplementary Leverage Ratio
As set forth in the table below, Citigroup’s Supplementary Leverage ratio was 6.4% for the first quarter of 2019, unchanged from the fourth quarter of 2018, as net income of $4.7 billion, beneficial net movements in AOCI and a slight decrease in Total Leverage Exposure were offset by the return of $5.1 billion of capital to common shareholders.
The following table sets forth Citi’s Supplementary Leverage ratio and related components:

In millions of dollars, except ratios	March 31, 2019	December 31, 2018
Tier 1 Capital	$158,712	$158,122
Total Leverage Exposure
On-balance sheet assets(1)	$1,939,414	$1,936,791
Certain off-balance sheet exposures:(2)
Potential future exposure on derivative contracts	184,115	187,130
Effective notional of sold credit derivatives, net(3)	44,506	49,402
Counterparty credit risk for repo-style transactions(4)	20,696	23,715
Unconditionally cancellable commitments	70,252	69,630
Other off-balance sheet exposures	244,599	238,805
Total of certain off-balance sheet exposures	$564,168	$568,682
Less: Tier 1 Capital deductions	(39,624)	(39,832)
Total Leverage Exposure	$2,463,958	$2,465,641
Supplementary Leverage ratio	6.44%	6.41%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(3)
Under the U.S. Basel III rules, banking organizations are required to include in Total Leverage Exposure the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(4)	Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions, including Citibank, are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth Citibank’s capital components and ratios:

	March 31, 2019			December 31, 2018
In millions of dollars, except ratios	Effective Minimum Requirement(1)	Advanced Approaches	Standardized Approach	Effective Minimum Requirement(1)	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital		$130,051	$130,051		$129,091	$129,091
Tier 1 Capital		132,169	132,169		131,215	131,215
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)		145,516	156,132		144,358	155,154
Total Risk-Weighted Assets		926,758	1,041,251		926,229	1,032,809
Credit Risk		$651,979	$1,001,334		$654,962	$994,294
Market Risk		39,463	39,917		38,144	38,515
Operational Risk		235,316	—		233,123	—
Common Equity Tier 1 Capital ratio(3)(4)	7.0%	14.03%	12.49%	6.375%	13.94%	12.50%
Tier 1 Capital ratio(3)(4)	8.5	14.26	12.69	7.875	14.17	12.70
Total Capital ratio(3)(4)	10.5	15.70	14.99	9.875	15.59	15.02

In millions of dollars, except ratios	Effective Minimum Requirement	March 31, 2019	December 31, 2018
Quarterly Adjusted Average Total Assets(5)		$1,397,703	$1,398,875
Total Leverage Exposure(6)		1,909,587	1,914,663
Tier 1 Leverage ratio(4)	4.0%	9.46%	9.38%
Supplementary Leverage ratio(4)	6.0	6.92	6.85

(1)
Citibank’s effective minimum risk-based capital requirements during 2019 and 2018 are inclusive of the 100% and 75% phase-in, respectively, of the 2.5% Capital Conservation Buffer (all of which must be composed of Common Equity Tier 1 Capital).

(2)
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

(3)
As of March 31, 2019 and December 31, 2018, Citibank’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Standardized Approach.

(4)
Citibank must maintain minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized” under the revised Prompt Corrective Action (PCA) regulations applicable to insured depository institutions as established by the U.S. Basel III rules. Citibank must also maintain a minimum Supplementary Leverage ratio of 6.0% to be considered “well capitalized.” For additional information, see “Capital Resources—Current Regulatory Capital Standards—Prompt Corrective Action Framework” in Citigroup’s 2018 Annual Report on Form 10-K.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citibank’s capital ratios at March 31, 2019 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of March 31, 2019 under the revised PCA regulations.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of March 31, 2019. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.9	1.1	0.9	1.3	0.9	1.5
Standardized Approach	0.8	1.0	0.8	1.1	0.8	1.4
Citibank
Advanced Approaches	1.1	1.5	1.1	1.5	1.1	1.7
Standardized Approach	1.0	1.2	1.0	1.2	1.0	1.4

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.5	0.4	0.4	0.3
Citibank	0.7	0.7	0.5	0.4

Citigroup Broker-Dealer Subsidiaries
At March 31, 2019, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $9.6 billion, which exceeded the minimum requirement by $6.9 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $20.9 billion at March 31, 2019, which exceeded the PRA's minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at March 31, 2019.

Regulatory Capital Standards Developments

Countercyclical Capital Buffer
In March 2019, the Federal Reserve Board voted to affirm the Countercyclical Capital Buffer at the current level of 0%.

Total Loss-Absorbing Capacity (TLAC) Holdings
In April 2019, the U.S. banking agencies released a proposal that would create a new regulatory capital deduction applicable to Advanced Approaches banking organizations for certain investments in covered debt instruments issued by GSIBs. The proposed rule is intended to reduce systemic risk by creating an incentive for Advanced Approaches banking organizations to limit their exposure to GSIBs.
Under the U.S. Basel III rules, investments in the capital of unconsolidated financial institutions are subject to deduction to the extent that they exceed certain thresholds. Under the proposed rule, an investment in a “covered debt instrument” would be treated as an investment in a Tier 2 capital instrument and, therefore, would be subject to deduction from the Advanced Approaches banking organization’s own Tier 2 Capital in accordance with the existing rules for investments in unconsolidated financial institutions. Covered debt instruments would include unsecured debt instruments that are “eligible debt securities” for purposes of the TLAC rule, or that are pari passu or subordinated to such securities, in addition to certain unsecured debt instruments issued by foreign GSIBs.
To support a deep and liquid market for covered debt instruments, the proposed rule provides an exception from the approach described above for covered debt instruments held for 30 days or less for market-making purposes, if the aggregate amount of such debt instruments does not exceed 5% of the banking organization’s Common Equity Tier 1 Capital.

The proposed rule does not specify a proposed effective date for the new regulatory capital deduction. If adopted as proposed, Citi does not expect the proposed rule to have a material impact on its regulatory capital.

Revisions to the Supplementary Leverage Ratio for Custody Banks
In April 2019, the U.S. banking agencies released a proposal to implement certain provisions of the Economic Growth, Regulatory Relief, and Consumer Protection Act, which was signed into law in 2018. The proposal would apply to “custodial banking organizations,” which does not include Citi. The U.S. banking agencies previously issued a proposal in April 2018 that would have modified the enhanced Supplementary Leverage ratio standards applicable to all U.S. GSIBs and their Federal Reserve Board or OCC-regulated insured depository institution subsidiaries. It is currently unclear how this latest proposal may impact or interact with the proposed rulemaking from April 2018.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE, tangible book value (TBV) per share and returns on average TCE are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	March 31, 2019	December 31, 2018
Total Citigroup stockholders’ equity	$196,252	$196,220
Less: Preferred stock	17,980	18,460
Common stockholders’ equity	$178,272	$177,760
Less:
Goodwill	22,037	22,046
Identifiable intangible assets (other than MSRs)	4,645	4,636
Tangible common equity (TCE)	$151,590	$151,078
Common shares outstanding (CSO)	2,312.5	2,368.5
Book value per share (common equity/CSO)	$77.09	$75.05
Tangible book value per share (TCE/CSO)	65.55	63.79

In millions of dollars	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income available to common shareholders	$4,448	$4,348
Average common stockholders’ equity	$177,485	$181,628
Average TCE	$151,334	$155,107
Return on average common stockholders’ equity	10.2%	9.7%
Return on average TCE (ROTCE)(1)	11.9	11.4

(1)	ROTCE represents annualized net income available to common shareholders as a percentage of average TCE.

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
For more information on Citi’s management of global risk, including its three lines of defense, see “Managing Global Risk” in Citi’s 2018 Annual Report on Form 10-K.

CREDIT RISK

For additional information on credit risk, including Citi’s credit risk management, measurement and stress testing, and Citi’s consumer and corporate credit portfolios, see “Credit Risk” and “Risk Factors” in Citi’s 2018 Annual Report on Form 10-K.

CONSUMER CREDIT
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	1Q’18	2Q’18	3Q’18	4Q’18	1Q’19
Retail banking:
Mortgages	$82.1	$80.5	$80.9	$80.6	$80.8
Commercial banking	36.8	36.5	37.2	36.3	37.1
Personal and other	28.5	28.1	28.7	28.8	29.1
Total retail banking	$147.4	$145.1	$146.8	$145.7	$147.0
Cards:
Citi-branded cards	$110.6	$112.3	$112.8	$116.8	$111.4
Citi retail services	46.0	48.6	49.4	52.7	48.9
Total cards	$156.6	$160.9	$162.2	$169.5	$160.3
Total GCB	$304.0	$306.0	$309.0	$315.2	$307.3
GCB regional distribution:
North America	61%	63%	62%	64%	63%
Latin America	9	8	9	8	8
Asia(2)	30	29	29	28	29
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$21.1	$17.6	$16.5	$15.3	$12.6
Total consumer loans	$325.1	$323.6	$325.5	$330.5	$319.9

(1)	End-of-period loans include interest and fees on credit cards.

(2)	Asia includes loans and leases in certain EMEA countries for all periods presented.

(3)	Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s end-of-period consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends
The following charts show the quarterly trends in delinquencies and net credit losses across both retail banking, including commercial banking, and cards for total GCB and by region.

Global Consumer Banking

North America GCB
As of March 31, 2019, approximately 70% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the 90+ days past due delinquency rate was broadly stable quarter-over-quarter in North America GCB. The net credit loss rate increased quarter-over-quarter, primarily due to seasonality in both cards portfolios as well as an episodic charge-off in the commercial portfolio.
The delinquency rate increased year-over-year, primarily due to seasoning in North America cards and higher net flow rates in the later delinquency buckets in Citi retail services. The net credit loss rate increased year-over-year due to seasoning in North America cards, an increase in net flow rates in later delinquency buckets in Citi retail services and the previously referenced episodic charge-off in the commercial portfolio.

Latin America GCB

As shown in the chart above, the 90+ days past due delinquency rate decreased quarter-over-quarter in Latin America GCB due to seasonality. The net credit loss rate increased quarter-over-quarter also due to seasonality as well as the impact of lower overall volume growth. The delinquency rate was broadly stable year-over-year, while the net credit loss rate increased year-over-year, primarily driven by seasoning in the cards portfolio as well as the impact of the lower overall volume growth.

Asia(1) GCB

(1)	Asia includes GCB activities in certain EMEA countries for all periods presented.

As shown in the chart above, the 90+ days past due delinquency and net credit loss rates were broadly stable in Asia GCB quarter-over-quarter and year-over-year. This stability reflects the strong credit profiles in Asia GCB’s target customer segments. In addition, regulatory changes in many markets in Asia over the past few years have resulted in stable portfolio credit quality.
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

Global Cards

North America Citi-Branded Cards

As shown in the chart above, the 90+ days past due delinquency and net credit loss rates increased quarter-over-quarter, primarily due to seasonality, while the increases year-over-year were primarily due to seasoning of the portfolio.

North America Citi Retail Services
As shown in the chart above, Citi retail services’ 90+ days past due delinquency and net credit loss rates increased quarter-over-quarter, primarily due to seasonality as well as an increase in net flow rates in later delinquency buckets. The delinquency and net credit loss rates increased year-over-year, primarily due to seasoning and an increase in net flow rates in later delinquency buckets.

Latin America Citi-Branded Cards
As shown in the chart above, the 90+ days past due delinquency rate decreased, while the net credit loss rate increased quarter-over-quarter, both primarily due to seasonality. The delinquency and net credit loss rates both increased year-over-year, primarily due to seasoning.

Asia Citi-Branded Cards(1)

(1)	Asia includes loans and leases in certain EMEA countries for all periods presented.

As set forth in the chart above, the 90+ days past due delinquency rate remained broadly stable quarter-over-quarter and year-over-year, driven by the mature and well-diversified cards portfolios. The net credit loss rate increased quarter-over-quarter, primarily due to seasonality, while the rate increased year-over-year, reflecting the normalization of overall credit across the region.
For additional information on cost of credit, delinquency and other information for Citi’s cards portfolios, see each respective business’s results of operations above and Note 13 to the Consolidated Financial Statements.

North America Cards FICO Distribution
The following tables show the current FICO score distributions for Citi’s North America cards portfolios based on end-of-period receivables. FICO scores are updated monthly for substantially all of the portfolio and on a quarterly basis for the remaining portfolio.

Citi-Branded

FICO distribution	March 31, 2019	December 31, 2018	March 31, 2018
> 760	41%	43%	41%
680–760	41	40	42
< 680	18	17	17
Total	100%	100%	100%

Citi Retail Services

FICO distribution	March 31, 2019	December 31, 2018	March 31, 2018
> 760	23%	25%	22%
680–760	43	42	43
< 680	34	33	35
Total	100%	100%	100%

The FICO distribution of both cards portfolios remained broadly stable, compared to the prior year and prior quarter, demonstrating strong underlying credit quality. For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

Additional Consumer Credit Details

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 31, 2019	March 31, 2019	December 31, 2018	March 31, 2018	March 31, 2019	December 31, 2018	March 31, 2018
Global Consumer Banking(3)(4)
Total	$307.3	$2,585	$2,619	$2,379	$2,776	$2,902	$2,710
Ratio		0.84%	0.83%	0.78%	0.91%	0.92%	0.89%
Retail banking
Total	$147.0	$474	$485	$493	$769	$790	$830
Ratio		0.32%	0.33%	0.34%	0.53%	0.54%	0.57%
North America	57.3	179	180	184	269	282	227
Ratio		0.32%	0.32%	0.34%	0.47%	0.50%	0.41%
Latin America	19.7	114	127	128	201	201	248
Ratio		0.58%	0.64%	0.60%	1.02%	1.02%	1.17%
Asia(5)	70.0	181	178	181	299	307	355
Ratio		0.26%	0.26%	0.26%	0.43%	0.44%	0.50%
Cards
Total	$160.3	$2,111	$2,134	$1,886	$2,007	$2,112	$1,880
Ratio		1.32%	1.26%	1.20%	1.25%	1.25%	1.20%
North America—Citi-branded	87.0	828	812	731	731	755	669
Ratio		0.95%	0.88%	0.85%	0.84%	0.82%	0.78%
North America—Citi retail services	48.9	918	952	797	859	932	791
Ratio		1.88%	1.81%	1.73%	1.76%	1.77%	1.72%
Latin America	5.6	165	171	160	161	170	160
Ratio		2.95%	3.00%	2.81%	2.88%	2.98%	2.81%
Asia(5)	18.8	200	199	198	256	255	260
Ratio		1.06%	1.03%	1.03%	1.36%	1.32%	1.35%
Corporate/Other—Consumer(6)
Total	$12.6	$354	$382	$478	$348	$362	$393
Ratio		2.97%	2.62%	2.38%	2.92%	2.48%	1.96%
International	—	—	—	32	—	—	44
Ratio		—%	—%	1.88%	—%	—%	2.59%
North America	12.6	354	382	446	348	362	349
Ratio		2.97%	2.62%	2.42%	2.92%	2.48%	1.90%
Total Citigroup	$319.9	$2,939	$3,001	$2,857	$3,124	$3,264	$3,103
Ratio		0.92%	0.91%	0.88%	0.98%	0.99%	0.96%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $163 million ($0.6 billion), $201 million ($0.6 billion) and $272 million ($0.7 billion) as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) were $71 million ($0.6 billion), $78 million ($0.6 billion) and $92 million ($0.7 billion) as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

(5)	Asia includes delinquencies and loans in certain EMEA countries for all periods presented.

(6)
The loans 90+ days past due and related ratios exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) for each period were $0.3 billion ($0.7 billion), $0.3 billion ($0.7 billion) and $0.5 billion ($0.9 billion) as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) for each period were $0.1 billion ($0.7 billion), $0.1 billion ($0.7 billion) and $0.1 billion ($0.9 billion) as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	1Q19	1Q19	4Q18	1Q18
Global Consumer Banking
Total	$309.2	$1,891	$1,744	$1,736
Ratio		2.48%	2.24%	2.30%
Retail banking
Total	$146.5	$256	$246	$232
Ratio		0.71%	0.67%	0.64%
North America	57.1	60	31	43
Ratio		0.43%	0.22%	0.31%
Latin America	19.9	138	144	132
Ratio		2.81%	2.91%	2.59%
Asia(3)	69.5	58	71	57
Ratio		0.34%	0.41%	0.33%
Cards
Total	$162.7	$1,635	$1,498	$1,504
Ratio		4.08%	3.64%	3.83%
North America—Citi-branded	87.7	706	650	651
Ratio		3.26%	2.90%	3.04%
North America—Citi retail services	50.2	663	600	602
Ratio		5.36%	4.72%	5.18%
Latin America	5.7	160	146	146
Ratio		11.38%	10.53%	10.57%
Asia(3)	19.1	106	102	105
Ratio		2.25%	2.16%	2.17%
Corporate/Other—Consumer
Total	$13.6	$1	$—	$35
Ratio		0.03%	—%	0.64%
International	—	—	—	23
Ratio		—%	—%	5.49%
North America	13.6	1	—	12
Ratio		0.03%	—%	0.24%
Other	—	—	(3)	—
Total Citigroup	$322.8	$1,892	$1,741	$1,771
Ratio		2.38%	2.12%	2.19%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)	Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

CORPORATE CREDIT
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	At March 31, 2019				December 31, 2018
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$135	$109	$20	$264	$128	$110	$20	$258
Unfunded lending commitments (off-balance sheet)(2)	121	240	23	384	106	246	19	370
Total exposure	$256	$349	$43	$648	$234	$356	$39	$628

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region based on Citi’s internal management geography:

	March 31, 2019	December 31, 2018
North America	54%	55%
EMEA	28	27
Asia	11	11
Latin America	7	7
Total	100%	100%

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

The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	March 31, 2019	December 31, 2018
AAA/AA/A	49%	49%
BBB	35	34
BB/B	15	16
CCC or below	1	1
Total	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	March 31, 2019	December 31, 2018
Transportation and industrial	21%	21%
Consumer retail and health	15	15
Technology, media and telecom	11	13
Power, chemicals, metals and mining	11	10
Energy and commodities	8	8
Banks/broker-dealers/finance companies	8	8
Real estate	9	8
Public sector	4	5
Insurance and special purpose entities	4	4
Hedge funds	4	4
Other industries	5	4
Total	100%	100%

For additional information on Citi’s corporate credit portfolio, see Note 12 to the Consolidated Financial Statements.

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
At March 31, 2019 and December 31, 2018, $30.4 billion, and $30.8 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2019	December 31, 2018
AAA/AA/A	36%	35%
BBB	48	50
BB/B	15	14
CCC or below	1	1
Total	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	March 31, 2019	December 31, 2018
Transportation and industrial	22%	23%
Technology, media and telecom	18	17
Consumer retail and health	16	16
Power, chemicals, metals and mining	15	15
Energy and commodities	10	11
Insurance and special purpose entities	6	6
Banks/broker-dealers/finance companies	4	4
Public Sector	4	3
Real Estate	4	4
Other industries	1	1
Total	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2019	2018	2018	2018	2018
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$57,461	$60,127	$61,048	$61,692	$63,412
Installment, revolving credit and other	3,257	3,398	3,515	3,759	3,306
Cards	135,206	143,788	137,051	135,968	131,081
Commercial and industrial	8,859	8,256	7,686	7,459	7,493
Total	$204,783	$215,569	$209,300	$208,878	$205,292
In offices outside the U.S.
Mortgage and real estate(1)	$43,184	$43,379	$43,714	$43,056	$44,833
Installment, revolving credit and other	27,525	27,609	27,899	27,254	27,651
Cards	24,763	25,400	24,971	24,712	25,993
Commercial and industrial	18,884	17,773	18,821	18,966	20,526
Lease financing	47	49	52	55	62
Total	$114,403	$114,210	$115,457	$114,043	$119,065
Total consumer loans	$319,186	$329,779	$324,757	$322,921	$324,357
Unearned income(2)	701	708	712	711	727
Consumer loans, net of unearned income	$319,887	$330,487	$325,469	$323,632	$325,084
Corporate loans
In U.S. offices
Commercial and industrial	$56,698	$52,063	$51,365	$53,260	$54,005
Financial institutions	49,985	48,447	46,255	42,867	40,472
Mortgage and real estate(1)	49,746	50,124	47,629	46,310	45,581
Installment, revolving credit and other	32,768	33,247	32,201	32,663	32,866
Lease financing	1,405	1,429	1,445	1,445	1,463
Total	$190,602	$185,310	$178,895	$176,545	$174,387
In offices outside the U.S.
Commercial and industrial	$97,844	$94,701	$98,281	$98,068	$101,368
Financial institutions	39,155	36,837	37,851	38,312	35,659
Mortgage and real estate(1)	7,005	7,376	7,344	7,261	7,543
Installment, revolving credit and other	24,868	25,684	22,827	22,755	23,338
Lease financing	95	103	131	139	167
Governments and official institutions	3,698	4,520	4,898	5,270	6,170
Total	$172,665	$169,221	$171,332	$171,805	$174,245
Total corporate loans	$363,267	$354,531	$350,227	$348,350	$348,632
Unearned income(3)	(808)	(822)	(787)	(802)	(778)
Corporate loans, net of unearned income	$362,459	$353,709	$349,440	$347,548	$347,854
Total loans—net of unearned income	$682,346	$684,196	$674,909	$671,180	$672,938
Allowance for loan losses—on drawn exposures	(12,329)	(12,315)	(12,336)	(12,126)	(12,354)
Total loans—net of unearned income and allowance for credit losses	$670,017	$671,881	$662,573	$659,054	$660,584
Allowance for loan losses as a percentage of total loans— net of unearned income(4)	1.82%	1.81%	1.84%	1.81%	1.85%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(4)	3.13%	3.01%	3.07%	3.03%	3.09%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(4)	0.64%	0.67%	0.68%	0.68%	0.67%

(1)	Loans secured primarily by real estate.

(2)	Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

(3)	Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

(4)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2019	2018	2018	2018	2018
Allowance for loan losses at beginning of period	$12,315	$12,336	$12,126	$12,354	$12,355
Provision for loan losses
Consumer	$1,942	$1,774	$1,869	$1,764	$1,881
Corporate	2	76	37	31	(78)
Total	$1,944	$1,850	$1,906	$1,795	$1,803
Gross credit losses
Consumer
In U.S. offices	$1,670	$1,495	$1,462	$1,490	$1,542
In offices outside the U.S.	602	595	596	599	615
Corporate
In U.S. offices	33	23	15	5	65
In offices outside the U.S.	40	53	21	15	74
Total	$2,345	$2,166	$2,094	$2,109	$2,296
Credit recoveries(1)
Consumer
In U.S. offices	$246	$217	$212	$255	$238
In offices outside the U.S.	134	132	120	128	148
Corporate
In U.S. offices	3	24	1	5	13
In offices outside the U.S.	14	7	5	17	30
Total	$397	$380	$338	$405	$429
Net credit losses
In U.S. offices	$1,454	$1,277	$1,264	$1,235	$1,356
In offices outside the U.S.	494	509	492	469	511
Total	$1,948	$1,786	$1,756	$1,704	$1,867
Other—net(2)(3)(4)(5)(6)(7)	$18	$(85)	$60	$(319)	$63
Allowance for loan losses at end of period	$12,329	$12,315	$12,336	$12,126	$12,354
Allowance for loan losses as a percentage of total loans(8)	1.82%	1.81%	1.84%	1.81%	1.85%
Allowance for unfunded lending commitments(9)	$1,391	$1,367	$1,321	$1,278	$1,290
Total allowance for loan losses and unfunded lending commitments	$13,720	$13,682	$13,657	$13,404	$13,644
Net consumer credit losses	$1,892	$1,741	$1,726	$1,706	$1,771
As a percentage of average consumer loans	2.38%	2.13%	2.11%	2.12%	2.19%
Net corporate credit losses (recoveries)	$56	$45	$30	$(2)	$96
As a percentage of average corporate loans	0.07%	0.06%	0.03%	—%	0.11%
Allowance by type at end of period(10)
Consumer	$10,026	$9,950	$9,997	$9,796	$10,039
Corporate	2,303	2,365	2,339	2,330	2,315
Total	$12,329	$12,315	$12,336	$12,126	$12,354

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)	The first quarter of 2019 includes an increase of approximately $26 million related to FX translation.

(4)
The fourth quarter of 2018 includes a reduction of approximately $4 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $3 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the fourth quarter includes a decrease of approximately $76 million related to FX translation.

(5)
The third quarter of 2018 includes a reduction of approximately $5 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $2 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the third quarter includes an increase of approximately $62 million related to FX translation.

(6)
The second quarter of 2018 includes a reduction of approximately $137 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $33 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the second quarter includes a decrease of approximately $164 million related to FX translation.

(7)
The first quarter of 2018 includes a reduction of approximately $55 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $53 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the first quarter includes an increase of approximately $118 million related to FX translation.

(8)
March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018 exclude $3.9 billion, $3.2 billion, $4.2 billion, $3.0 billion and $4.5 billion, respectively, of loans which are carried at fair value.

(9)	Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.

(10)
Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K. Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	March 31, 2019
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.6	$135.9	4.9%
North America mortgages(3)	0.4	56.3	0.7
North America other	0.3	13.7	2.2
International cards	0.6	24.3	2.5
International other(4)	2.1	89.7	2.3
Total consumer	$10.0	$319.9	3.1%
Total corporate	2.3	362.4	0.6
Total Citigroup	$12.3	$682.3	1.8%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $6.6 billion of loan loss reserves represented approximately 14 months of coincident net credit loss coverage.

(3)
Of the $0.4 billion, approximately $0.3 billion was allocated to North America mortgages in Corporate/Other. including $0.1 billion and $0.3 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $56.3 billion in loans, approximately $53.7 billion and $2.5 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

(4)	Includes mortgages and other retail loans.

	December 31, 2018
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.5	$144.6	4.5%
North America mortgages(3)	0.4	58.9	0.7
North America other	0.3	13.2	2.3
International cards	0.7	24.9	2.8
International other(4)	2.0	88.9	2.2
Total consumer	$9.9	$330.5	3.0%
Total corporate	2.4	353.7	0.7
Total Citigroup	$12.3	$684.2	1.8%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $6.5 billion of loan loss reserves represented approximately 16 months of coincident net credit loss coverage.

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

Non-Accrual Loans and Assets and Renegotiated Loans
For additional information on Citi’s non-accrual loans and assets and renegotiated loans, see “Non-Accrual Loans and Assets and Renegotiated Loans” in Citi’s 2018 Annual Report on Form 10-K.

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

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2019	2018	2018	2018	2018
Corporate non-accrual loans(1)(2)
North America	$922	$483	$679	$784	$817
EMEA	317	375	362	391	561
Latin America	225	230	266	204	263
Asia	18	223	233	244	27
Total corporate non-accrual loans	$1,482	$1,311	$1,540	$1,623	$1,668
Consumer non-accrual loans(1)
North America	$1,230	$1,241	$1,323	$1,373	$1,500
Latin America	694	715	764	726	791
Asia(3)	281	270	287	284	284
Total consumer non-accrual loans	$2,205	$2,226	$2,374	$2,383	$2,575
Total non-accrual loans	$3,687	$3,537	$3,914	$4,006	$4,243

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $125 million at March 31, 2019, $128 million at December 31, 2018, $131 million at September 30, 2018, $149 million at June 30, 2018 and $126 million at March 31, 2018.

(2)	Approximately 46%, 55% and 65% of Citi’s corporate non-accrual loans were performing at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

(3)	Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,311	$2,226	$3,537	$1,942	$2,690	$4,632
Additions	723	722	1,445	825	861	1,686
Sales and transfers to HFS	(5)	(34)	(39)	(20)	(85)	(105)
Returned to performing	(28)	(142)	(170)	(68)	(208)	(276)
Paydowns/settlements	(485)	(174)	(659)	(884)	(270)	(1,154)
Charge-offs	(35)	(402)	(437)	(106)	(454)	(560)
Other	1	9	10	(21)	41	20
Ending balance	$1,482	$2,205	$3,687	$1,668	$2,575	$4,243

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2019	2018	2018	2018	2018
OREO
North America	$63	$64	$76	$66	$70
EMEA	1	1	1	1	—
Latin America	13	12	25	24	29
Asia	21	22	7	10	15
Total OREO	$98	$99	$109	$101	$114
Non-accrual assets
Corporate non-accrual loans	$1,482	$1,311	$1,540	$1,623	$1,668
Consumer non-accrual loans	2,205	2,226	2,374	2,383	2,575
Non-accrual loans (NAL)	$3,687	$3,537	$3,914	$4,006	$4,243
OREO	$98	$99	$109	$101	$114
Non-accrual assets (NAA)	$3,785	$3,636	$4,023	$4,107	$4,357
NAL as a percentage of total loans	0.54%	0.52%	0.58%	0.60%	0.63%
NAA as a percentage of total assets	0.19	0.19	0.21	0.21	0.23
Allowance for loan losses as a percentage of NAL(1)	334	348	315	303	291

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Mar. 31, 2019	Dec. 31, 2018
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$190	$188
Mortgage and real estate	91	111
Financial institutions	4	16
Other	4	2
Total	$289	$317
In offices outside the U.S.
Commercial and industrial(2)	$220	$226
Mortgage and real estate	21	12
Financial institutions	9	9
Other	—	—
Total	$250	$247
Total corporate renegotiated loans	$539	$564
Consumer renegotiated loans(3)(4)(5)
In U.S. offices
Mortgage and real estate	$2,452	$2,520
Cards	1,383	1,338
Installment and other	137	86
Total	$3,972	$3,944
In offices outside the U.S.
Mortgage and real estate	$325	$311
Cards	477	480
Installment and other	415	415
Total	$1,217	$1,206
Total consumer renegotiated loans	$5,189	$5,150

(1)
Includes $444 million and $466 million of non-accrual loans included in the non-accrual loans table above at March 31, 2019 and December 31, 2018, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at March 31, 2019, Citi also modified $32 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession.

(3)
Includes $1,039 million and $1,015 million of non-accrual loans included in the non-accrual loans table above at March 31, 2019 and December 31, 2018, respectively. The remaining loans are accruing interest.

(4)	Includes $20 million and $17 million of commercial real estate loans at March 31, 2019 and December 31, 2018, respectively.

(5)	Includes $155 million and $101 million of other commercial loans at March 31, 2019 and December 31, 2018, respectively.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2018 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-Bank and Other			Total
In billions of dollars	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018
Available cash	$94.7	$97.1	$94.9	$34.9	$27.6	$24.9	$129.6	$124.7	$119.9
U.S. sovereign	94.9	103.2	114.6	29.5	24.0	28.9	124.4	127.2	143.4
U.S. agency/agency MBS	59.3	60.0	74.3	5.3	5.8	5.6	64.6	65.8	79.9
Foreign government debt(1)	67.7	76.8	69.2	3.5	6.3	12.9	71.2	83.2	82.1
Other investment grade	3.6	1.5	0.3	1.5	1.3	1.3	5.1	2.8	1.6
Total HQLA (AVG)	$320.1	$338.6	$353.3	$74.8	$65.1	$73.6	$394.9	$403.7	$426.9

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

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage Ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities and any amounts in excess of these minimums that are assumed to be transferable to Citigroup. While available liquidity resources at the operating entities remained largely unchanged, the amount of HQLA included in the table above declined both year-over-year and sequentially, as less HQLA in the operating entities was eligible for inclusion in the consolidated metric.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLBs) of which Citi is a member, which was approximately $25 billion as of March 31, 2019 (compared to $29 billion as of December 31, 2018 and $22 billion as of March 31, 2018) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.
In general, Citi’s liquidity is fungible across legal entities within its bank group. Citi’s bank subsidiaries, including Citibank, can lend to the Citi parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of March 31, 2019, the capacity available for lending to these entities under Section 23A was approximately $16 billion, compared to $15 billion as of both December 31, 2018 and March 31, 2018, subject to certain eligible non-cash collateral requirements.

Liquidity Coverage Ratio
In addition to internal 30-day liquidity stress testing performed for each of Citi’s major entities, operating subsidiaries and/or countries, Citi also monitors its liquidity by reference to the LCR, as calculated pursuant to the U.S. LCR rules. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018
HQLA	$394.9	$403.7	$426.9
Net outflows	331.6	334.8	355.2
LCR	119%	121%	120%
HQLA in excess of net outflows	$63.3	$68.9	$71.7

Note: The amounts are presented on an average basis.

Citi’s average LCR decreased both year-over-year and sequentially, as the decline in Citi’s HQLA was only partially offset by a decline in modeled net outflows.

Loans
The table below details the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018
Global Consumer Banking
North America	$195.0	$195.7	$189.7
Latin America	25.6	25.1	26.3
Asia(1)	88.6	87.6	90.3
Total	$309.2	$308.4	$306.3
Institutional Clients Group
Corporate lending	$133.1	$130.0	$131.6
Treasury and trade solutions (TTS)	75.1	77.0	78.2
Private bank	97.2	94.7	88.9
Markets and securities services and other	51.1	49.3	40.7
Total	$356.5	$351.0	$339.4
Total Corporate/Other	$13.5	$16.1	$22.2
Total Citigroup loans (AVG)	$679.2	$675.5	$667.9
Total Citigroup loans (EOP)	$682.3	$684.2	$672.9

(1)	Includes loans in certain EMEA countries for all periods presented.

End-of-period loans increased 1% year-over-year and remained largely unchanged sequentially. On an average basis, loans increased 2% year-over-year and 1% sequentially.
Excluding the impact of FX translation, average loans increased 4% year-over-year and 5% in aggregate across GCB and ICG. Average GCB loans grew 3% year-over-year, driven by continued growth in North America GCB and Asia GCB. Average loans in Latin America GCB remained largely unchanged year-over-year, due in part to a slowdown in activity in Citi’s commercial banking business, reflecting more cautious client sentiment under the current presidential administration.
Average ICG loans increased 7% year-over-year, as a modest decline in TTS loans was more than offset by continued growth in the rest of Citi’s franchise. TTS loans declined 1% year-over-year, despite strong growth in origination volumes, as Citi continued to utilize its distribution capabilities to optimize the balance sheet and drive returns. Corporate lending growth moderated to 4% year-over-year, reflecting the episodic nature of clients’ strategic financing needs, as well as an active quarter in debt capital markets origination. Private bank loans increased 10% driven by both new client onboarding, as well as the deepening of relationships with existing high net worth clients. Finally, continued strong year-over-year Markets and securities services loan growth was driven primarily by real-estate related warehouse lending activities.
Average Corporate/Other loans continued to decline (down 39%), driven by the wind-down of legacy assets.

Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018
Global Consumer Banking
North America	$182.3	$180.6	$180.9
Latin America	28.6	28.2	28.9
Asia(1)	99.3	97.7	99.1
Total	$310.2	$306.5	$308.9
Institutional Clients Group
Treasury and trade solutions (TTS)	$472.4	$470.8	$440.3
Banking ex-TTS	130.2	128.4	128.2
Markets and securities services	90.0	86.7	84.1
Total	$692.6	$685.9	$652.6
Corporate/Other	$14.4	$13.3	$20.4
Total Citigroup deposits (AVG)	$1,017.2	$1,005.7	$981.9
Total Citigroup deposits (EOP)	$1,030.4	$1,013.2	$1,001.2

(1)	Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 3% year-over-year and 2% sequentially. On an average basis, deposits increased 4% year-over-year and 1% sequentially.
Excluding the impact of FX translation, average deposits grew 6% from the prior-year period. In GCB, deposits increased 2%, driven by growth across all regions. In North America GCB, deposits increased 1%, reflecting growth in both branch-based deposits and digital channels.
Within ICG, average deposits grew 9% year-over-year, primarily driven by continued high-quality deposit growth in TTS.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.6 years as of March 31, 2019, an increase from the prior-year period (8.5 years) and unchanged from the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security, except for securities which are redeemable prior to maturity at the option of the holder and calculated based on the earliest date an option becomes exercisable.
Citi’s long-term debt outstanding at the Citigroup parent company includes senior and subordinated debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and complements benchmark debt issuance as a source of funding for Citi’s non-bank entities. Citi’s long-term debt at the bank also includes benchmark senior debt, FHLB advances and securitizations.

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018
Parent and other(1)
Benchmark debt:
Senior debt	$109.7	$104.6	$112.0
Subordinated debt	24.9	24.5	25.5
Trust preferred	1.7	1.7	1.7
Customer-related debt	42.4	37.1	32.4
Local country and other(2)	3.3	2.9	1.6
Total parent and other	$182.0	$170.8	$173.2
Bank
FHLB borrowings	$10.5	$10.5	$15.7
Securitizations(3)	25.9	28.4	30.2
Citibank benchmark senior debt	21.4	18.8	15.0
Local country and other(2)	3.8	3.5	3.8
Total bank	$61.5	$61.2	$64.8
Total long-term debt	$243.6	$232.0	$237.9
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
“Parent and other” includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of March 31, 2019, “parent and other” included $32.2 billion of long-term debt issued by Citi’s broker-dealer subsidiaries.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding increased year-over-year, primarily driven by the issuance of customer-related debt at the Citigroup parent company and unsecured senior benchmark debt at the bank, partially offset by a decline in FHLB advances and securitizations. Sequentially, Citi’s total long-term debt outstanding increased, primarily driven by the issuance of unsecured senior benchmark debt and customer-related debt at the Citigroup parent company, as growth in unsecured senior benchmark debt at the bank was offset by declines in securitizations.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During the first quarter of 2019, Citi repurchased and called an aggregate of approximately $1.0 billion of its outstanding long-term debt, excluding the exercise of call options on securities with a remaining life of three months or less.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q19		4Q18		1Q18
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$0.2	$4.6	$3.5	$—	$3.5	$5.4
Subordinated debt	—	—	1.0	—	1.6	0.2
Trust preferred	—	—	—	—	—	—
Customer-related debt	1.0	5.2	1.5	4.4	2.5	4.9
Local country and other	—	0.3	0.7	—	0.1	0.1
Total parent and other	$1.2	$10.1	$6.7	$4.4	$7.7	$10.7
Bank
FHLB borrowings	$—	$—	$1.5	$1.5	$6.5	$3.9
Securitizations	2.6	—	0.1	1.0	2.9	2.8
Citibank benchmark senior debt	2.5	5.0	2.3	—	—	2.5
Local country and other	0.3	0.5	0.4	0.7	0.8	0.8
Total bank	$5.4	$5.5	$4.2	$3.2	$10.2	$10.1
Total	$6.6	$15.6	$10.9	$7.6	$17.9	$20.8

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the first quarter of 2019, as well as its aggregate expected annual long-term debt maturities as of March 31, 2019:

	1Q19	Maturities
In billions of dollars		2019	2020	2021	2022	2023	2024	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$0.2	$13.9	$8.8	$14.2	$9.3	$12.5	$7.0	$44.0	$109.7
Subordinated debt	—	—	—	—	0.7	1.1	0.8	22.2	$24.9
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt	1.0	0.6	5.1	6.2	3.9	3.5	3.1	20.1	42.4
Local country and other	—	1.4	0.5	—	0.1	0.1	—	1.2	3.3
Total parent and other	$1.2	$15.9	$14.4	$20.4	$13.9	$17.2	$10.9	$89.3	$182.0
Bank
FHLB borrowings	$—	$5.6	$4.9	$—	$—	$—	$—	$—	$10.5
Securitizations	2.6	5.3	4.5	7.2	2.2	2.5	1.2	2.9	25.9
Citibank benchmark debt	2.5	2.2	8.7	6.1	1.8	—	2.6	—	21.4
Local country and other	0.3	0.3	0.8	1.7	0.3	0.3	0.1	0.4	3.8
Total bank	$5.4	$13.4	$18.9	$14.9	$4.3	$2.7	$3.9	$3.3	$61.5
Total long-term debt	$6.6	$29.3	$33.3	$35.3	$18.2	$19.9	$14.8	$92.6	$243.6

Secured Funding Transactions and Other Short-Term Borrowings
Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured funding transactions (securities loaned or sold under agreements to repurchase, or repos) and (ii) to a lesser extent, short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants.
Outside of secured funding transactions, Citi’s short-term borrowings of $39 billion increased 9% from $36 billion year-over-year and 22% from $32 billion sequentially. The increase year-over-year and sequential increases were driven by Citi’s commercial paper programs, including the introduction of a commercial paper program in Citi’s broker-dealer. Sequentially, the increase was also driven by FHLB advances (see Note 16 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

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
Secured funding of $190 billion as of March 31, 2019 increased 11% from the prior-year period and 7% sequentially. Excluding the impact of FX translation, secured funding increased 16% from the prior-year period and 7% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $184 billion for the quarter ended March 31, 2019.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less-liquid securities inventory was greater than 110 days as of March 31, 2019.

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

Credit Ratings
While not included in the table below, the long- and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of March 31, 2019.

Ratings as of March 31, 2019

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A+	F1	Stable
Moody’s Investors Service (Moody’s)	A3	P-2	Stable	Aa3	P-1	Stable
Standard & Poor’s (S&P)	BBB+	A-2	Stable	A+	A-1	Stable

Potential Impacts of Ratings Downgrades
Ratings downgrades by Moody’s, Fitch or S&P could negatively impact Citigroup’s and/or Citibank’s funding and liquidity due to reduced funding capacity, including derivative triggers, which could take the form of cash obligations and collateral requirements.
The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank of a hypothetical, simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, judgments and uncertainties. Uncertainties include potential ratings limitations that certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior. For example, certain corporate customers and markets counterparties could re-evaluate their business relationships with Citi and limit transactions in certain contracts or market instruments with Citi. Changes in counterparty behavior could impact Citi’s funding and liquidity, as well as the results of operations of certain of its businesses. The actual impact to Citigroup or Citibank is unpredictable and may differ materially from the potential funding and liquidity impacts described below. For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors— Liquidity Risks” in Citi’s 2018 Annual Report on Form 10-K.

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of March 31, 2019, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.3 billion, compared to $0.2 billion as of December 31, 2018. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of March 31, 2019, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $0.5 billion, unchanged from December 31, 2018.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in increased aggregate cash obligations and collateral requirements of approximately $0.8 billion, compared to $0.7 billion as of December 31, 2018 (see also Note 19 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, the liquidity resources that are eligible for inclusion in the calculation of Citi’s consolidated HQLA were approximately $320 billion for Citibank and approximately $75 billion for Citi’s non-bank and other entities, for a total of approximately $395 billion for the quarter ended March 31, 2019. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of March 31, 2019, Citibank had liquidity commitments of approximately $13.1 billion to consolidated asset-backed commercial paper conduits, compared to $13.2 billion as of December 31, 2018 (as referenced in Note 18 to the Consolidated Financial Statements).
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

MARKET RISK

Market risk emanates from both Citi’s trading and non-trading portfolios. For additional information on market risk and market risk management at Citi, see “Market Risk” and “Risk Factors” in Citi’s 2018 Annual Report on Form 10-K.

Market Risk of Non-Trading Portfolios
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$527	$758	$1,243
All other currencies	677	661	651
Total	$1,204	$1,419	$1,894
As a percentage of average interest-earning assets	0.07%	0.08%	0.11%
Estimated initial impact to AOCI (after-tax)(2)	$(3,828)	$(3,920)	$(4,955)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(25)	(28)	(33)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(204) million for a 100 bps instantaneous increase in interest rates as of March 31, 2019.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The estimated impact to net interest revenue decreased on a sequential basis, reflecting changes in balance sheet composition, including increased sensitivity in deposits combined with Citi Treasury positioning. The decrease in the estimated impact to AOCI primarily reflected changes to the positioning of Citi Treasury’s investment securities and related interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in stockholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of March 31, 2019, Citi expects that the negative $3.8 billion impact to AOCI in such a scenario could potentially be offset over approximately 21 months.
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under five different changes in interest rate scenarios for the U.S. dollar and Citi’s other currencies.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$527	$481	$35	$(52)	$(810)
All other currencies	677	628	39	(39)	(532)
Total	$1,204	$1,109	$74	$(91)	$(1,342)
Estimated initial impact to AOCI (after-tax)(1)	$(3,828)	$(2,312)	$(1,620)	$1,116	$3,141
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(25)	(15)	(11)	7	19
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of March 31, 2019, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 1.0%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the Euro and the Indian rupee.

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

	For the quarter ended
In millions of dollars, except as otherwise noted	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018
Change in FX spot rate(1)	0.4%	(1.6)%	2.5%
Change in TCE due to FX translation, net of hedges	$65	$(491)	$676
As a percentage of TCE	—%	(0.3)%	0.4%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	—	(1)	(2)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	1st Qtr.		4th Qtr.		1st Qtr.		Change
In millions of dollars, except as otherwise noted	2019		2018		2018		1Q19 vs. 1Q18
Interest revenue(1)	$19,140		$18,845		$16,396		17%
Interest expense(2)	7,317		6,853		5,160		42
Net interest revenue	$11,823		$11,992		$11,236		5%
Interest revenue—average rate(3)	4.40%		4.26%		3.85%		55	bps
Interest expense—average rate	2.10		1.95		1.56		54	bps
Net interest margin(3)(4)	2.72		2.71		2.64		8	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	2.49%		2.80%		2.16%		33	bps
10-year U.S. Treasury note—average rate	2.65		3.04		2.76		(11)	bps
10-year vs. two-year spread	16	bps	24	bps	60	bps
Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S. As of the fourth quarter of 2018, Citi’s FDIC surcharge was eliminated (approximately $130 million per quarter).

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018) of $64 million, $69 million and $64 million for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

(2)
Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.

(3)	The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 on “Average Balances and Interest Rates—Assets” below.

(4)	Citi’s net interest margin (NIM) is calculated by dividing net interest revenue by average interest-earning assets.

Citi’s net interest revenue in the first quarter of 2019 increased 5% to $11.8 billion (as set forth in the table above, up 5% on a taxable equivalent basis) versus the prior-year period. Excluding the impact of FX translation, net interest revenue increased 8%, or approximately $860 million. The increase in net interest revenue was driven mainly by higher interest rates, loan growth and a favorable loan mix as well as the impact of elimination of the FDIC surcharge. The increase was partially offset by a modest decrease from the lower trading-related net interest revenue and the continued wind-down of legacy assets.

As set forth above, Citi’s NIM was 2.72% on a taxable equivalent basis in the first quarter of 2019, an increase of 1 basis point from the prior quarter. The increase reflected higher rates and improved loan mix.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2019	2018	2018	2019	2018	2018	2019	2018	2018
Assets
Deposits with banks(4)	$171,369	$175,251	$170,867	$607	$649	$432	1.44%	1.47%	1.03%
Federal funds sold and securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$152,530	$151,760	$140,357	$1,262	$1,202	$713	3.36%	3.14%	2.06%
In offices outside the U.S.(4)	123,109	124,372	113,920	528	490	326	1.74	1.56	1.16
Total	$275,639	$276,132	$254,277	$1,790	$1,692	$1,039	2.63%	2.43%	1.66%
Trading account assets(6)(7)
In U.S. offices	$95,904	$93,877	$97,558	$940	$938	$869	3.98%	3.96%	3.61%
In offices outside the U.S.(4)	124,673	112,983	118,603	752	567	512	2.45	1.99	1.75
Total	$220,577	$206,860	$216,161	$1,692	$1,505	$1,381	3.11%	2.89%	2.59%
Investments
In U.S. offices
Taxable	$225,733	$232,169	$229,407	$1,509	$1,449	$1,224	2.71%	2.48%	2.16%
Exempt from U.S. income tax	16,287	16,838	17,531	129	181	170	3.21	4.26	3.93
In offices outside the U.S.(4)	108,988	103,144	105,307	940	907	877	3.50	3.49	3.38
Total	$351,008	$352,151	$352,245	$2,578	$2,537	$2,271	2.98%	2.86%	2.61%
Loans (net of unearned income)(8)
In U.S. offices	$393,398	$392,460	$380,357	$7,649	$7,606	$6,732	7.89%	7.69%	7.18%
In offices outside the U.S.(4)	285,811	283,014	287,568	4,341	4,375	4,177	6.16	6.13	5.89
Total	$679,209	$675,474	$667,925	$11,990	$11,981	$10,909	7.16%	7.04%	6.62%
Other interest-earning assets(9)	$66,925	$69,243	$66,761	$483	$481	$364	2.93%	2.76%	2.21%
Total interest-earning assets	$1,764,727	$1,755,111	$1,728,236	$19,140	$18,845	$16,396	4.40%	4.26%	3.85%
Non-interest-earning assets(6)	$174,687	$181,680	$175,987
Total assets	$1,939,414	$1,936,791	$1,904,223

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018) of $64 million, $69 million and $64 million for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

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

(8)	Includes cash-basis loans.

(9)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2019	2018	2018	2019	2018	2018	2019	2018	2018
Liabilities
Deposits
In U.S. offices(4)	$366,247	$354,613	$323,355	$1,489	$1,331	$897	1.65%	1.49%	1.13%
In offices outside the U.S.(5)	473,142	463,533	446,416	1,538	1,464	1,100	1.32	1.25	1.00
Total	$839,389	$818,146	$769,771	$3,027	$2,795	$1,997	1.46%	1.36%	1.05%
Federal funds purchased and securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$111,033	$104,647	$99,015	$1,107	$1,048	$604	4.04%	3.97%	2.47%
In offices outside the U.S.(5)	72,904	72,411	65,450	482	418	345	2.68	2.29	2.14
Total	$183,937	$177,058	$164,465	$1,589	$1,466	$949	3.50%	3.28%	2.34%
Trading account liabilities(7)(8)
In U.S. offices	$40,163	$40,735	$33,996	$196	$178	$127	1.98%	1.73%	1.52%
In offices outside the U.S.(5)	55,127	59,157	57,725	131	99	88	0.96	0.66	0.62
Total	$95,290	$99,892	$91,721	$327	$277	$215	1.39%	1.10%	0.95%
Short-term borrowings(9)
In U.S. offices	$75,440	$80,903	$89,202	$571	$555	$389	3.07%	2.72%	1.77%
In offices outside the U.S.(5)	23,740	23,693	23,482	81	82	82	1.38	1.37	1.42
Total	$99,180	$104,596	$112,684	$652	$637	$471	2.67%	2.42%	1.70%
Long-term debt(10)
In U.S. offices	$191,903	$193,317	$199,924	$1,685	$1,637	$1,482	3.56%	3.36%	3.01%
In offices outside the U.S.(5)	5,060	4,857	4,353	37	41	46	2.97	3.35	4.29
Total	$196,963	$198,174	$204,277	$1,722	$1,678	$1,528	3.55%	3.36%	3.03%
Total interest-bearing liabilities	$1,414,759	$1,397,866	$1,342,918	$7,317	$6,853	$5,160	2.10%	1.95%	1.56%
Demand deposits in U.S. offices	$26,893	$32,629	$35,528
Other non-interest-bearing liabilities(7)	301,259	310,369	324,002
Total liabilities	$1,742,911	$1,740,864	$1,702,448
Citigroup stockholders’ equity	$195,705	$195,101	$200,833
Noncontrolling interest	798	827	942
Total equity	$196,503	$195,928	$201,775
Total liabilities and stockholders’ equity	$1,939,414	$1,936,792	$1,904,223
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$996,567	$1,007,400	$973,752	$7,232	$7,423	$6,717	2.94%	2.92%	2.80%
In offices outside the U.S.(6)	768,160	747,711	754,484	4,591	4,569	4,519	2.42	2.42	2.43
Total	$1,764,727	$1,755,111	$1,728,236	$11,823	$11,992	$11,236	2.72%	2.71%	2.64%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018) of $64 million, $69 million and $64 million for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

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

(11)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	1st Qtr. 2019 vs. 4th Qtr. 2018			1st Qtr. 2019 vs. 1st Qtr. 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$(14)	$(28)	$(42)	$1	$174	$175
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$6	$54	$60	$67	$482	$549
In offices outside the U.S.(4)	(5)	43	38	28	174	202
Total	$1	$97	$98	$95	$656	$751
Trading account assets(5)
In U.S. offices	$20	$(18)	$2	$(15)	$86	$71
In offices outside the U.S.(4)	63	122	185	27	213	240
Total	$83	$104	$187	$12	$299	$311
Investments(1)
In U.S. offices	$(46)	$54	$8	$(28)	$272	$244
In offices outside the U.S.(4)	51	(18)	33	31	32	63
Total	$5	$36	$41	$3	$304	$307
Loans (net of unearned income)(6)
In U.S. offices	$18	$25	$43	$237	$680	$917
In offices outside the U.S.(4)	43	(77)	(34)	(26)	190	164
Total	$61	$(52)	$9	$211	$870	$1,081
Other interest-earning assets(7)	$(16)	$18	$2	$1	$118	$119
Total interest revenue	$120	$175	$295	$323	$2,421	$2,744

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	1st Qtr. 2019 vs. 4th Qtr. 2018			1st Qtr. 2019 vs. 1st Qtr. 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$45	$113	$158	$131	$461	$592
In offices outside the U.S.(4)	31	43	74	69	369	438
Total	$76	$156	$232	$200	$830	$1,030
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$64	$(5)	$59	$81	$422	$503
In offices outside the U.S.(4)	3	61	64	42	95	137
Total	$67	$56	$123	$123	$517	$640
Trading account liabilities(5)
In U.S. offices	$(3)	$21	$18	$26	$43	$69
In offices outside the U.S.(4)	(7)	39	32	(4)	47	43
Total	$(10)	$60	$50	$22	$90	$112
Short-term borrowings(6)
In U.S. offices	$(39)	$55	$16	$(68)	$250	$182
In offices outside the U.S.(4)	—	(1)	(1)	1	(2)	(1)
Total	$(39)	$54	$15	$(67)	$248	$181
Long-term debt
In U.S. offices	$(12)	$60	$48	$(61)	$264	$203
In offices outside the U.S.(4)	2	(6)	(4)	7	(16)	(9)
Total	$(10)	$54	$44	$(54)	$248	$194
Total interest expense	$84	$380	$464	$224	$1,933	$2,157
Net interest revenue	$36	$(205)	$(169)	$100	$487	$587

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Market Risk of Trading Portfolios

Value at Risk
As of March 31, 2019, Citi estimates that the conservative features of its VAR calibration contributed an approximate 26% add-on to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets. As of December 31, 2018, the add-on was 20%.
As set forth in the table below, Citi's average trading VAR as of March 31, 2019 decreased compared to December 31, 2018. The decrease was mainly due to lower interest rate risk in the Markets businesses within ICG. The decrease of average trading and credit portfolio VAR was in line with the decrease in average trading VAR.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		First Quarter		Fourth Quarter		First Quarter
In millions of dollars	March 31, 2019	2019 Average	December 31, 2018	2018 Average	March 31, 2018	2018 Average
Interest rate	$32	$37	$48	$54	$84	$68
Credit spread	43	48	55	51	52	49
Covariance adjustment(1)	(21)	(23)	(23)	(22)	(24)	(25)
Fully diversified interest rate and credit spread(2)	$54	$62	$80	$83	$112	$92
Foreign exchange	15	26	18	21	33	30
Equity	20	17	25	23	20	22
Commodity	30	28	23	20	19	20
Covariance adjustment(1)	(66)	(67)	(66)	(65)	(73)	(71)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$53	$66	$80	$82	$111	$93
Specific risk-only component(3)	$2	$3	$4	$78	$3	$3
Total trading VAR—general market risk factors only (excluding credit portfolios)	$51	$63	$76	$4	$108	$90
Incremental impact of the credit portfolio(4)	$14	$15	$18	$13	$5	$9
Total trading and credit portfolio VAR	$67	$81	$98	$95	$116	$102

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	First Quarter		Fourth Quarter		First Quarter
	2019		2018		2018
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$30	$58	$34	$81	$50	$89
Credit spread	41	55	45	53	45	53
Fully diversified interest rate and credit spread	$51	$89	$61	$106	$78	$117
Foreign exchange	15	34	15	26	24	44
Equity	10	29	17	33	16	32
Commodity	19	43	17	23	16	23
Total trading	$53	$87	$62	$102	$79	$118
Total trading and credit portfolio	62	103	74	112	88	124
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Mar. 31, 2019
Total—all market risk factors, including general and specific risk
Average—during quarter	$65
High—during quarter	86
Low—during quarter	53

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
As of March 31, 2019, there was one back-testing exception observed for Citi’s Regulatory VAR for the prior 12 months, due to market moves triggered by political events in Italy.

STRATEGIC RISK
For additional information on strategic risk at Citi, see “Strategic Risk” in Citi’s 2018 Annual Report on Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by
country (excluding the U.S.) as of March 31, 2019. The total exposure as of March 31, 2019 to the top 25 countries disclosed below in combination with the U.S., would represent approximately 96% of Citi’s exposure to all countries. For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 31% of corporate
loans presented in the table below are to U.K. domiciled
entities (33% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.
Approximately 84% of the total U.K. funded loans and 91% of
the total U.K. unfunded commitments were investment grade
as of March 31, 2019. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 1Q19	Total as of 4Q18	Total as of 1Q18	Total as a % of Citi as of 1Q19
United Kingdom	$41.1	$—	$4.9	$62.9	$16.5	$(4.4)	$4.9	$(3.6)	$122.3	$111.6	$125.7	7.5%
Mexico	10.0	25.2	0.3	8.1	0.5	(0.7)	13.7	6.3	63.4	59.6	63.9	3.9
Hong Kong	17.7	13.2	0.8	8.2	1.1	(0.4)	7.1	2.6	50.3	48.1	45.9	3.1
Singapore	12.2	12.7	0.2	4.7	1.1	(0.2)	8.6	1.7	41.0	40.7	43.0	2.5
Korea	1.9	18.1	0.2	2.4	1.5	(0.4)	9.5	0.5	33.7	33.8	35.8	2.1
Ireland	13.3	—	0.8	18.2	0.4	—	—	0.8	33.5	33.7	32.6	2.1
India	4.8	7.1	0.8	5.7	2.1	(0.7)	9.5	2.7	32.0	30.2	31.7	2.0
Brazil	12.7	—	—	2.9	5.3	(0.9)	3.5	3.3	26.8	26.0	26.9	1.7
Australia	5.6	9.9	0.2	6.8	1.2	(0.4)	1.5	(1.9)	22.9	23.5	24.6	1.4
Germany	0.4	—	0.1	6.1	3.6	(3.4)	9.1	6.3	22.2	17.4	14.7	1.4
Taiwan	5.1	8.8	0.1	1.1	0.5	(0.1)	1.2	0.9	17.6	17.4	20.3	1.1
China	6.4	4.7	0.4	1.7	0.8	(0.4)	4.4	(0.6)	17.4	18.0	19.8	1.1
Canada	2.3	0.6	0.4	6.8	2.4	(0.4)	2.7	0.5	15.3	16.0	15.6	0.9
Poland	3.8	1.9	0.1	3.9	0.1	(0.1)	4.3	1.3	15.3	13.2	14.7	0.9
Japan	2.6	—	0.1	2.7	3.7	(1.5)	6.2	0.6	14.4	17.6	18.4	0.9
United Arab Emirates	7.1	1.5	0.1	3.5	0.2	(0.1)	—	0.1	12.4	9.6	11.0	0.8
Malaysia	1.8	4.6	0.3	1.2	0.1	(0.1)	1.4	0.7	10.0	10.0	10.0	0.6
Jersey	7.0	—	0.3	2.7	0.1	(0.2)	—	—	9.9	10.4	9.0	0.6
Thailand	0.8	2.5	0.1	1.6	—	—	1.4	0.4	6.8	7.4	7.4	0.4
Indonesia	2.3	1.0	—	1.5	—	(0.1)	1.2	0.2	6.1	6.3	6.5	0.4
Philippines	0.6	1.3	0.1	0.4	1.3	—	1.8	0.4	5.9	5.3	4.3	0.4
Russia	2.1	0.9	—	0.8	0.4	(0.1)	0.7	(0.1)	4.7	4.6	5.5	0.3
Luxembourg	—	—	—	—	0.8	(0.3)	3.2	0.3	4.0	4.9	5.7	0.2
South Africa	1.2	—	0.1	0.9	0.2	(0.1)	1.6	—	3.9	4.5	4.7	0.2
Argentina	1.7	—	—	0.1	0.6	—	—	0.9	3.3	3.4	4.3	0.2
Total												36.7%

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of March 31, 2019, private bank loans in the table above totaled $26.5 billion, concentrated in Hong Kong ($8.2 billion), Singapore ($6.8 billion) and the U.K. ($6.4 billion).

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

Venezuela
Citi continues to monitor the political and economic environment and uncertainties in Venezuela. As of December 31, 2018, Citi’s net investment in its on-shore Venezuelan operations was approximately $40 million. In addition, in early 2015, the Central Bank of Venezuela (BCV) sold gold held at the Bank of England to a Citi entity in the U.K., giving Citi ownership and full legal title to the gold for $1.6 billion. Simultaneously, the BCV entered into forward purchase agreements (collectively, the Agreements) with Citi, requiring the BCV to purchase the same quantity of gold from Citi on predetermined dates. The next and final such date will be in April 2020 at which time the BCV will be required to purchase the remaining amount of gold from Citi under the terms of the Agreements. Citi believes it is protected against market and credit risk related to the Agreements. The Agreements were accounted for as a financing on Citi’s books under ASC 470-40.

Potential Exit of U.K. from EU
As widely reported, the U.K. and EU agreed to extend the U.K.’s scheduled exit from the EU to October 31, 2019. For additional information regarding the U.K’s potential exit from the EU, see “Risk Factors—Strategic Risk” and “Strategic Risk—Potential Exit from U.K. from EU” in Citi’s 2018 Annual Report on Form 10-K.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 9 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
At March 31, 2019, Citigroup had recorded net DTAs of approximately $22.8 billion, a decrease of $0.1 billion from December 31, 2018. The decrease for the quarter was primarily driven by gains in Other comprehensive income.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	March 31, 2019	December 31, 2018
Total U.S.	$20.6	$20.7
Total foreign	2.2	2.2
Total	$22.8	$22.9

Of Citi’s total net DTAs of $22.8 billion as of March 31, 2019, $10.8 billion (primarily relating to net operating losses, foreign tax credits and general business credit carry-forwards, which Citi reduced by $0.2 billion in the current quarter) was deducted in calculating Citi’s regulatory capital. Net DTAs resulting from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter ended March 31, 2019, Citi did not have any such DTAs. Accordingly, the remaining $12.0 billion of net DTAs as of March 31, 2019 was not deducted in calculating regulatory capital pursuant to Basel III standards, and was appropriately risk weighted under those rules.

Effective Tax Rate
Citi’s effective tax rate for the first quarter of 2019 was 21.2%, compared to 23.7% in the prior-year period. The 21.2% was lower than the roughly 23% expected effective tax rate for 2019 due to certain discrete items. The 23% expected 2019 rate is slightly lower than 2018 due to changes in Citi’s earnings mix.

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
The CECL methodology represents a significant change from existing GAAP and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect that ASU 2016-13 will have on its Consolidated Financial Statements and related disclosures. The impact of the ASU will, among other things, depend upon the state of the economy, forecasted macroeconomic conditions and Citi’s portfolios at the date of adoption. Based on an updated preliminary analysis performed in the first quarter of 2019 and forecasts of macroeconomic conditions and exposures at that time, the overall impact was estimated to be an approximate 20% to 30% increase in expected credit loss reserves. The ASU will be effective for Citi as of January 1, 2020. This increase would be reflected as a decrease to opening Retained earnings, net of income taxes, at January 1, 2020.
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
For additional information on regulatory capital treatment, see “Capital Resources—Regulatory Capital Standards Developments-Regulatory Capital Treatment—Implementation and Transition of the Current Expected Credit

Losses (CECL) Methodology” in Citi’s 2018 Annual Report on Form 10-K.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019 and, based on that evaluation, the CEO and CFO have concluded that at that date, Citigroup’s disclosure controls and procedures were effective.

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
During the first quarter of 2019, as a result of an operational error, the Hungarian branch of Citibank Europe plc, a subsidiary of Citibank, acting as the beneficiary bank, inadvertently processed a domestic payment within Hungary for a fee related to the operating expenses of the Iranian Embassy in Budapest.  The aggregate value of the payment was HUF 135,636.00 (approximately USD 489.79).  The transaction did not result in any revenue for Citi. The transaction was voluntarily self-disclosed to the U.S. Office of Foreign Asset Control (OFAC).

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations above and in Citi’s 2018 Annual Report on Form 10-K; (ii) the factors listed and described under “Risk Factors” in Citi’s 2018 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

•
the potential impact on Citi’s ability to return capital to common shareholders, consistent with its capital planning efforts and targets, due to, among other things, regulatory approval, Citi’s results of operations, financial condition and effectiveness in managing its level of risk-weighted assets and GSIB surcharge, potential changes to the regulatory capital framework, the CCAR process and the results of regulatory stress tests, such as the proposed integration of the annual stress testing requirements with ongoing regulatory capital requirements, including introduction of a firm-specific “stress capital buffer” (SCB), and any resulting year-to-year variability in the SCB, impact on Citi’s estimated management buffer and the impact of incorporating CECL in future stress testing requirements;

•
the ongoing regulatory and other uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential fiscal, monetary and regulatory changes from the U.S. Presidential administration and Congress, potential changes to various aspects of the regulatory capital framework and the terms of and other uncertainties resulting from the U.K.’s potential exit from the European Union, and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, strategy or organizational structure and compliance risks and costs;

•	Citi’s ability to utilize its DTAs (including the foreign tax credit component of its DTAs) and thus reduce the

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

•
Citi’s ability to achieve its expected results from its continued investments and efficiency initiatives, such as revenue growth and expense savings, as part of Citi’s operational and financial objectives and targets, including as a result of factors that Citi cannot control;

•
the potential impact from a deterioration in or failure to maintain Citi’s co-branding or private label credit card relationship, for example Sears, due to, among other things, external factors outside the control of either party to the relationship, including the general economic environment, declining sales and revenues or other operational difficulties of the retailer or merchant, termination of a particular relationship, or other factors, such as bankruptcies, liquidations, restructurings, consolidations or other similar events;

•
the potential impact to Citi’s businesses, credit costs, revenues or other results of operations and financial condition as a result of macroeconomic and geopolitical challenges and uncertainties and volatility, including, among others, weakening economic conditions in the U.S. or Citi’s other target markets, changes in U.S. trade policies and resulting retaliatory measures from other countries, geopolitical tensions and conflicts, changes in governmental fiscal and monetary actions, or expected actions, such as interest rate and other policies, and the terms or conditions regarding the U.K.’s potential withdrawal from the European Union;

•
the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, sovereign volatility, regulatory changes and political events, foreign exchange controls, limitations on foreign investment, sociopolitical instability (including from hyperinflation), fraud, nationalization or loss of licenses, business restrictions, sanctions or asset freezes, potential criminal charges, closure of branches or subsidiaries and confiscation of assets, as well as the resulting increased compliance, regulatory and legal risks and costs;

•	Citi’s ability in its resolution plan submissions to address any deficiencies identified or future guidance, including resolution plan guidance, provided by the Federal Reserve Board and FDIC;

•
the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively manage its businesses and continue to execute its strategies, if Citi is unable to attract, retain and motivate highly qualified employees;

•	Citi’s ability to effectively compete with U.S. and non-U.S. financial services companies and others, including as a result of emerging technologies;

•	the possible discontinuance of LIBOR or any other interest rate benchmark and the adverse consequences it could have for market participants, including Citi;

•
the potential impact of credit risk and concentrations of risk on Citi’s results of operations, whether due to a default of or deterioration involving consumer, corporate or public sector counterparties in the U.S. or in various countries and jurisdictions globally;

•
the potential impacts on Citi’s liquidity and/or costs of funding as a result of external factors, including, among others, the competitive environment for U.S. retail deposits, market disruptions and governmental fiscal and monetary policies as well as regulatory changes or negative investor perceptions of Citi’s creditworthiness;

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

•
the increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others, including Citi and third parties with whom it does business, such as, among other things, theft, loss, misuse or disclosure of confidential or proprietary client, customer or corporate information or assets and a disruption of computer or network systems, and the potential impact from such risks, including, reputational damage, regulatory penalties, loss of revenues, additional costs (including credit, remediation and other costs), exposure to litigation and other financial losses;

•
the potential impact of incorrect assumptions or estimates in Citi’s financial statements or the impact of ongoing changes to financial accounting and reporting standards or interpretations, on how Citi records and reports its financial condition and results of operations;

•
the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk management and mitigation processes, strategies or models, including those related to its ability to manage and aggregate data, are deficient or ineffective, require refinement, modification or enhancement or any related approval is withdrawn by Citi’s U.S. banking regulators;

•
the potential impact to Citi of ongoing implementation and interpretation of regulatory changes and requirements in the U.S. and globally, including on Citi’s compliance risks and costs, reputational and legal risks as well as the impact of any remediation and other financial costs, such as penalties and fines; and

•
the potential outcomes of the extensive legal and regulatory proceedings, as well as regulatory examinations, investigations and other inquiries, to which Citi is or may be subject at any given time, particularly given the increased focus on conduct risk and the severity of the remedies sought and potential collateral consequences to Citi arising from such outcomes.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2019	2018
Revenues
Interest revenue	$19,076	$16,332
Interest expense	7,317	5,160
Net interest revenue	$11,759	$11,172
Commissions and fees	$2,926	$3,030
Principal transactions	2,804	3,242
Administration and other fiduciary fees	839	905
Realized gains on sales of investments, net	130	170
Impairment losses on investments
Gross impairment losses	(8)	(28)
Net impairment losses recognized in earnings	$(8)	$(28)
Other revenue	$126	$381
Total non-interest revenues	$6,817	$7,700
Total revenues, net of interest expense	$18,576	$18,872
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,944	$1,803
Policyholder benefits and claims	12	26
Provision for unfunded lending commitments	24	28
Total provisions for credit losses and for benefits and claims	$1,980	$1,857
Operating expenses
Compensation and benefits	$5,658	$5,807
Premises and equipment	564	593
Technology/communication	1,720	1,758
Advertising and marketing	359	381
Other operating	2,283	2,386
Total operating expenses	$10,584	$10,925
Income from continuing operations before income taxes	$6,012	$6,090
Provision for income taxes	1,275	1,441
Income from continuing operations	$4,737	$4,649
Discontinued operations
Loss from discontinued operations	$(2)	$(7)
Loss from discontinued operations, net of taxes	$(2)	$(7)
Net income before attribution of noncontrolling interests	$4,735	$4,642
Noncontrolling interests	25	22
Citigroup’s net income	$4,710	$4,620
Basic earnings per share(1)
Income from continuing operations	$1.88	$1.68
Income from discontinued operations, net of taxes	—	—
Net income	$1.88	$1.68
Weighted average common shares outstanding (in millions)	2,340.4	2,561.6
Diluted earnings per share(1)
Income from continuing operations	$1.87	$1.68
Income (loss) from discontinued operations, net of taxes	—	—
Net income	$1.87	$1.68
Adjusted weighted average common shares outstanding (in millions)	2,342.4	2,563.0

(1)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2019	2018
Citigroup’s net income	$4,710	$4,620
Add: Citigroup's other comprehensive income
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$1,135	$(1,058)
Net change in debt valuation adjustment (DVA), net of taxes(1)	(571)	128
Net change in cash flow hedges, net of taxes	286	(222)
Benefit plans liability adjustment, net of taxes	(64)	88
Net change in foreign currency translation adjustment, net of taxes and hedges	58	1,120
Net change in excluded component of fair value hedges, net of taxes	18	(4)
Citigroup’s total other comprehensive income	$862	$52
Citigroup’s total comprehensive income	$5,572	$4,672
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$(13)	$14
Add: Net income attributable to noncontrolling interests	25	22
Total comprehensive income	$5,584	$4,708

(1)	See Note 1 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	March 31,
	2019	December 31,
In millions of dollars	(Unaudited)	2018
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,448	$23,645
Deposits with banks	181,445	164,460
Federal funds sold and securities borrowed and purchased under agreements to resell (including $162,116 and $147,701 as of March 31, 2019 and December 31, 2018, respectively, at fair value)	264,495	270,684
Brokerage receivables	44,500	35,450
Trading account assets (including $125,102 and $112,932 pledged to creditors at March 31, 2019 and December 31, 2018, respectively)	286,511	256,117
Investments:
Available-for-sale debt securities (including $13,140 and $9,289 pledged to creditors as of March 31, 2019 and December 31, 2018, respectively)	275,132	288,038
Held-to-maturity debt securities (including $986 and $971 pledged to creditors as of March 31, 2019 and December 31, 2018, respectively)	66,842	63,357
Equity securities (including $1,012 and $1,109 at fair value as of March 31, 2019 and December 31, 2018, respectively)	7,307	7,212
Total investments	$349,281	$358,607
Loans:
Consumer (including $20 and $20 as of March 31, 2019 and December 31, 2018, respectively, at fair value)	319,887	330,487
Corporate (including $3,854 and $3,203 as of March 31, 2019 and December 31, 2018, respectively, at fair value)	362,459	353,709
Loans, net of unearned income	$682,346	$684,196
Allowance for loan losses	(12,329)	(12,315)
Total loans, net	$670,017	$671,881
Goodwill	22,037	22,046
Intangible assets (including MSRs of $551 and $584 as of March 31, 2019 and December 31, 2018, at fair value)	5,196	5,220
Other assets (including $19,818 and $20,788 as of March 31, 2019 and December 31, 2018, respectively, at fair value)	110,483	109,273
Total assets	$1,958,413	$1,917,383

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

	March 31,
	2019	December 31,
In millions of dollars	(Unaudited)	2018
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$105	$270
Trading account assets	1,706	917
Investments	1,805	1,796
Loans, net of unearned income
Consumer	45,885	49,403
Corporate	17,995	19,259
Loans, net of unearned income	$63,880	$68,662
Allowance for loan losses	(1,858)	(1,852)
Total loans, net	$62,022	$66,810
Other assets	140	151
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$65,778	$69,944
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2019	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2018
Liabilities
Non-interest-bearing deposits in U.S. offices	$101,354	$105,836
Interest-bearing deposits in U.S. offices (including $1,408 and $717 as of March 31, 2019 and December 31, 2018, respectively, at fair value)	373,339	361,573
Non-interest-bearing deposits in offices outside the U.S.	80,594	80,648
Interest-bearing deposits in offices outside the U.S. (including $936 and $758 as of March 31, 2019 and December 31, 2018, respectively, at fair value)	475,068	465,113
Total deposits	$1,030,355	$1,013,170
Federal funds purchased and securities loaned and sold under agreements to repurchase (including $46,241 and $44,510 as of March 31, 2019 and December 31, 2018, respectively, at fair value)	190,372	177,768
Brokerage payables	62,656	64,571
Trading account liabilities	136,392	144,305
Short-term borrowings (including $5,172 and $4,483 as of March 31, 2019 and December 31, 2018, respectively, at fair value)	39,322	32,346
Long-term debt (including $44,088 and $38,229 as of March 31, 2019 and December 31, 2018, respectively, at fair value)	243,566	231,999
Other liabilities (including $14,577 and $15,906 as of March 31, 2019 and December 31, 2018, respectively, at fair value)	58,735	56,150
Total liabilities	$1,761,398	$1,720,309
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of March 31, 2019— 719,200 and as of December 31, 2018—738,400, at aggregate liquidation value	$17,980	$18,460
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of March 31, 2019—3,099,601,505 and as of December 31, 2018—3,099,567,177	31	31
Additional paid-in capital	107,551	107,922
Retained earnings	154,859	151,347
Treasury stock, at cost: March 31, 2019—787,133,784 shares and December 31, 2018—731,099,833 shares	(47,861)	(44,370)
Accumulated other comprehensive income (loss) (AOCI)	(36,308)	(37,170)
Total Citigroup stockholders’ equity	$196,252	$196,220
Noncontrolling interest	763	854
Total equity	$197,015	$197,074
Total liabilities and equity	$1,958,413	$1,917,383

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

	March 31,
	2019	December 31,
In millions of dollars	(Unaudited)	2018
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$13,071	$13,134
Long-term debt	25,952	28,514
Other liabilities	940	697
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$39,963	$42,345
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2019	2018
Preferred stock at aggregate liquidation value
Balance, beginning of period	$18,460	$19,253
Redemption of preferred stock	(480)	(97)
Balance, end of period	$17,980	$19,156
Common stock and additional paid-in capital
Balance, beginning of period	$107,953	$108,039
Employee benefit plans	(382)	(405)
Other	11	(4)
Balance, end of period	$107,582	$107,630
Retained earnings
Balance, beginning of period	$151,347	$138,425
Adjustment to opening balance, net of taxes(1)	151	(84)
Adjusted balance, beginning of period	$151,498	$138,341
Citigroup’s net income	4,710	4,620
Common dividends(2)	(1,075)	(826)
Preferred dividends	(262)	(272)
Other(3)	(12)	—
Balance, end of period	$154,859	$141,863
Treasury stock, at cost
Balance, beginning of period	$(44,370)	$(30,309)
Employee benefit plans(4)	564	469
Treasury stock acquired(5)	(4,055)	(2,275)
Balance, end of period	$(47,861)	$(32,115)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(37,170)	$(34,668)
Adjustment to opening balance, net of taxes	—	(3)
Adjusted balance, beginning of period	$(37,170)	$(34,671)
Citigroup’s total other comprehensive income	862	52
Balance, end of period	$(36,308)	$(34,619)
Total Citigroup common stockholders’ equity	$178,272	$182,759
Total Citigroup stockholders’ equity	$196,252	$201,915
Noncontrolling interests
Balance, beginning of period	$854	$932
Transactions between Citigroup and the noncontrolling-interest shareholders	(99)	(15)
Net income attributable to noncontrolling-interest shareholders	25	22
Distributions paid to noncontrolling-interest shareholders	(4)	—
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(13)	14
Other	—	(2)
Net change in noncontrolling interests	$(91)	$19
Balance, end of period	$763	$951
Total equity	$197,015	$202,866

(1)	See Note 1 to the Consolidated Financial Statements for additional details.

(2)	Common dividends declared were $0.45 per share in the first quarter of 2019 and $0.32 for the first quarter of 2018.

(3)	Includes the impact of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 1 to the Consolidated Financial Statements.

(4)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(5)	Primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2019	2018
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$4,735	$4,642
Net income attributable to noncontrolling interests	25	22
Citigroup’s net income	$4,710	$4,620
Loss from discontinued operations, net of taxes	(2)	(7)
Income from continuing operations—excluding noncontrolling interests	$4,712	$4,627
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	931	926
Provision for loan losses	1,944	1,803
Realized gains from sales of investments	(130)	(170)
Net impairment losses on investments, goodwill and intangible assets	8	28
Change in trading account assets	(30,427)	(16,054)
Change in trading account liabilities	(7,913)	18,791
Change in brokerage receivables net of brokerage payables	(10,965)	155
Change in loans HFS	1,439	1,627
Change in other assets	(2,961)	(3,503)
Change in other liabilities	2,585	1,561
Other, net	3,161	(2,835)
Total adjustments	$(42,328)	$2,329
Net cash provided by (used in) operating activities of continuing operations	$(37,616)	$6,956
Cash flows from investing activities of continuing operations
Change in federal funds sold and securities borrowed and purchased under agreements to resell	$6,189	$(25,409)
Change in loans	(892)	(8,717)
Proceeds from sales and securitizations of loans	2,062	1,654
Purchases of investments	(69,673)	(41,030)
Proceeds from sales of investments	31,436	20,688
Proceeds from maturities of investments	47,363	21,509
Capital expenditures on premises and equipment and capitalized software	(518)	(969)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	38	101
Other, net	38	49
Net cash provided by (used in) investing activities of continuing operations	$16,043	$(32,124)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,320)	$(1,095)
Redemption of preferred stock	(480)	(97)
Treasury stock acquired	(4,055)	(2,378)
Stock tendered for payment of withholding taxes	(358)	(475)
Change in federal funds purchased and securities loaned and sold under agreements to repurchase	12,604	15,482
Issuance of long-term debt	15,552	20,769
Payments and redemptions of long-term debt	(6,568)	(17,882)
Change in deposits	17,186	41,397
Change in short-term borrowings	6,976	(8,358)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)	Three Months Ended March 31,
In millions of dollars	2019	2018
Net cash provided by financing activities of continuing operations	$39,537	$47,363
Effect of exchange rate changes on cash and due from banks	$(176)	$(7)
Change in cash and due from banks and deposits with banks	$17,788	$22,188
Cash, due from banks and deposits with banks at beginning of period	188,105	180,516
Cash, due from banks and deposits with banks at end of period	$205,893	$202,704
Cash and due from banks	$24,448	$21,850
Deposits with banks	181,445	180,854
Cash, due from banks and deposits with banks at end of period	$205,893	$202,704
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$1,325	$738
Cash paid during the period for interest	6,931	4,586
Non-cash investing activities
Transfers to loans HFS from loans	$2,000	$900
Transfers to OREO and other repossessed assets	36	26

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of March 31, 2019 and for the three-month periods ended March 31, 2019 and 2018 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 Annual Report on Form 10-K).
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

ACCOUNTING CHANGES

Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases the transparency and comparability of accounting for lease transactions. The ASU requires lessees to recognize liabilities for operating leases and offsetting right-of-use (ROU) assets on the balance sheet. The ASU also requires quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessee accounting for finance leases, as well as lessor accounting, are largely unchanged.
Effective January 1, 2019, the Company prospectively adopted the provisions of the ASU. At adoption, Citi recognized a lease liability and a corresponding ROU asset of approximately $4.4 billion on the Consolidated Balance Sheet related to its future lease payments as a lessee under operating leases. Additionally, the Company recorded a $151 million increase in Retained Earnings for the cumulative effect of recognizing previously deferred gains on sale/leaseback transactions. Adoption of the ASU did not have a material impact on the Consolidated Income Statement. See Notes 13 and 22 for additional details.

The Company has elected not to separate lease and non-lease components in its lease contracts and accounts for them as a single lease component. Citi has also elected not to record a ROU asset for short-term leases that have a term of 12 months or less and do not contain purchase options that Citi is reasonably certain to exercise. The cost of short-term leases is recognized in the Consolidated Statement of Income on a straight-line basis over the lease term. Additionally, Citi applies the portfolio approach to account for certain equipment leases with nearly identical contractual terms.

Lessee accounting
Operating lease ROU assets and lease liabilities are included in Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheet. Finance lease assets and liabilities are included in Other Assets and Long-term Debt, respectively, on the Consolidated Balance Sheet. The Company uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU asset, at adoption of the ASU, is recorded at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and acrrued rent. The lease terms include periods covered by options to extend or terminate the lease depending on whether Citi is reasonably certain to exercise such options.

Lessor accounting
Lessor accounting is largely unchanged under the ASU. Citi acts as a lessor for power, railcar, shipping and aircraft assets, where the Company has executed operating, direct financing, and leveraged leasing arrangements. In a direct financing or a leveraged lease, Citi derecognizes the leased asset and records a lease financing receivable at lease commencement in Loans. Upon lease termination, Citi may obtain control of the asset, which is then recorded in Other assets on the consolidated balance sheet and any remaining receivable for the asset’s residual value is derecognized. Under the ASU, leveraged lease accounting is grandfathered and may continue to be applied until the leveraged lease is terminated or modified. Upon modification, the lease must be classified as an operating, direct finance, or sales-type lease in accordance with the ASU.
Separately, as part of managing its real estate footprint, Citi subleases excess real estate space via operating lease arrangements, while retaining its obligation as a lessee.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

The Company’s Discontinued operations consisted of residual activities related to the sale of the Egg Banking plc Credit Card Business in 2011. All Discontinued operations results are recorded within Corporate/Other.
The following summarizes financial information for all Discontinued operations:

	Three Months Ended March 31,
In millions of dollars	2019	2018
Total revenues, net of interest expense	$—	$—
Loss from discontinued operations	$(2)	$(7)
Benefit for income taxes	—	—
Loss from discontinued operations, net of taxes	$(2)	$(7)

Cash flows from Discontinued operations were not material for the periods presented. For a description of the Company’s significant disposal transactions and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the following business segments: Global Consumer Banking (GCB) and Institutional Clients Group (ICG). In addition, Corporate/Other includes activities not assigned to a specific business segment, as well as certain North America loan portfolios, discontinued operations and other legacy assets.
The prior-period balances reflect reclassifications to conform the presentation for all periods to the current period’s presentation. Effective January 1, 2019, financial data was reclassified to reflect:

•	the re-attribution of certain costs between Corporate/Other and GCB and ICG; and

•	certain other immaterial reclassifications.

Citi’s consolidated results remain unchanged for all periods presented as a result of the changes and reclassifications discussed above.

For additional information regarding Citigroup’s business segments, see Note 3 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Three Months Ended March 31,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2019	2018	2019	2018	2019	2018	March 31, 2019	December 31, 2018
Global Consumer Banking	$8,451	$8,426	$422	$454	$1,437	$1,390	$426	$432
Institutional Clients Group	9,694	9,855	924	1,056	3,322	3,334	1,425	1,394
Corporate/Other	431	591	(71)	(69)	(22)	(75)	107	91
Total	$18,576	$18,872	$1,275	$1,441	$4,737	$4,649	$1,958	$1,917

(1)
Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $8.3 billion and $8.2 billion; in EMEA of $3.2 billion and $3.2 billion; in Latin America of $2.5 billion and $2.6 billion; and in Asia of $4.1 billion and $4.1 billion for the three months ended March 31, 2019 and 2018, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $2.0 billion and $1.9 billion; in the ICG results of $21 million and $(41) million; and in the Corporate/Other results of $(25) million and $(7) million for the three months ended March 31, 2019 and 2018, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2019	2018
Interest revenue
Loan interest, including fees	$11,969	$10,892
Deposits with banks	607	432
Federal funds sold and securities borrowed or purchased under agreements to resell	1,783	1,039
Investments, including dividends	2,548	2,234
Trading account assets(1)	1,686	1,371
Other interest	483	364
Total interest revenue	$19,076	$16,332
Interest expense
Deposits(2)	$3,027	$1,997
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,589	949
Trading account liabilities(1)	327	215
Short-term borrowings	652	471
Long-term debt	1,722	1,528
Total interest expense	$7,317	$5,160
Net interest revenue	$11,759	$11,172
Provision for loan losses	1,944	1,803
Net interest revenue after provision for loan losses	$9,815	$9,369

(1)	Interest expense on Trading account liabilities is reported as a reduction of interest revenue from Trading account assets.

(2)	Includes deposit insurance fees and charges of $193 million and $376 million for the three months ended March 31, 2019 and 2018, respectively.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

For additional information on Citi’s Commissions and Fees; Administration and Other Fiduciary Fees, see Note 5 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

The following tables present Commissions and fees revenue:

	Three Months Ended March 31,
	2019
In millions of dollars	ICG	GCB	Corporate/Other	Total
Investment banking	$910	$4	$—	$914
Brokerage commissions	471	186	—	657
Credit- and bank-card income
Interchange fees	278	1,984	—	2,262
Card-related loan fees	13	160	—	173
Card rewards and partner payments	(153)	(2,061)	—	(2,214)
Deposit-related fees(1)	245	139	—	384
Transactional service fees	195	35	—	230
Corporate finance(2)	178	1	—	179
Insurance distribution revenue(3)	4	132	—	136
Insurance premiums(3)	—	29	(1)	28
Loan servicing	42	30	6	78
Other	17	81	1	99
Total commissions and fees(4)	$2,200	$720	$6	$2,926

	Three Months Ended March 31,
	2018
In millions of dollars	ICG	GCB	Corporate/Other	Total
Investment banking	$822	$5	$—	$827
Brokerage commissions	566	248	—	814
Credit- and bank-card income
Interchange fees	260	1,874	5	2,139
Card-related loan fees	14	155	6	175
Card rewards and partner payments	(124)	(1,874)	(5)	(2,003)
Deposit-related fees(1)	236	183	1	420
Transactional service fees	190	21	2	213
Corporate finance(2)	142	1	—	143
Insurance distribution revenue(3)	5	143	5	153
Insurance premiums(3)	—	33	(1)	32
Loan servicing	38	22	12	72
Other	15	28	2	45
Total commissions and fees(4)	$2,164	$839	$27	$3,030

(1)	Includes overdraft fees of $31 million and $32 million for the three months ended March 31, 2019 and 2018, respectively. Overdraft fees are accounted for under ASC 310.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.

(3)	Previously reported as insurance premiums in the Consolidated Statement of Income.

(4)
Commissions and fees includes $(1,721) million and $(1,545) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended March 31, 2019 and 2018. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
The following table presents Administration and other fiduciary fees:

	Three Months Ended March 31,
	2019
In millions of dollars	ICG	GCB	Corporate/Other	Total
Custody fees	$364	$3	$16	$383
Fiduciary fees	152	146	12	310
Guarantee fees	130	14	2	146
Total administration and other fiduciary fees(1)	$646	$163	$30	$839

	Three Months Ended March 31,
	2018
In millions of dollars	ICG	GCB	Corporate/Other	Total
Custody fees	$368	$47	$16	$431
Fiduciary fees	167	147	7	321
Guarantee fees	137	14	2	153
Total administration and other fiduciary fees(1)	$672	$208	$25	$905

(1)
Administration and other fiduciary fees includes $146 million and $153 million for the three months ended March 31, 2019 and 2018, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These amounts include guarantee fees.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions that are managed on a portfolio basis characterized by primary risk. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activities. Principal transactions include CVA (credit valuation adjustments) and FVA (funding valuation adjustments) on over-the-counter derivatives, and gains (losses) on certain economic hedges on loans in ICG. These adjustments are discussed further in Note 20 to the Consolidated Financial Statements.
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions
revenue:

	Three Months Ended March 31,
In millions of dollars	2019	2018
Interest rate risks(1)	$1,718	$1,566
Foreign exchange risks(2)	473	730
Equity risks(3)	456	589
Commodity and other risks(4)	119	101
Credit products and risks(5)	38	256
Total	$2,804	$3,242

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

7. INCENTIVE PLANS
For additional information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

8. RETIREMENT BENEFITS
For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Benefits earned during the period	$—	$1	$36	$38	$—	$—	$2	$2
Interest cost on benefit obligation	130	123	75	75	7	6	26	26
Expected return on plan assets	(203)	(213)	(68)	(78)	(5)	(3)	(21)	(23)
Amortization of unrecognized:
Prior service cost (benefit)	1	—	(1)	(1)	—	—	(2)	(2)
Net actuarial loss	44	47	15	13	—	—	5	7
Settlement loss(1)	—	—	—	4	—	—	—	—
Total net (benefit) expense	$(28)	$(42)	$57	$51	$2	$3	$10	$10

(1)	Losses due to settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Three Months Ended March 31, 2019
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$12,655	$7,149	$662	$1,159
Plans measured annually	(25)	(1,862)	—	(307)
Projected benefit obligation at beginning of year—Significant Plans	$12,630	$5,287	$662	$852
Benefits earned during the period	—	20	—	1
Interest cost on benefit obligation	130	63	7	23
Actuarial loss	493	252	13	38
Benefits paid, net of participants’ contributions and government subsidy	(215)	(55)	(7)	(11)
Foreign exchange impact and other	—	13	—	11
Projected benefit obligation at period end—Significant Plans	$13,038	$5,580	$675	$914

	Three Months Ended March 31, 2019
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$11,490	$6,699	$345	$1,036
Plans measured annually	—	(1,248)	—	(9)
Plan assets at fair value at beginning of year—Significant Plans	$11,490	$5,451	$345	$1,027
Actual return on plan assets	688	273	15	29
Company contributions, net of reimbursements	14	14	(6)	—
Benefits paid, net of participants’ contributions and government subsidy	(215)	(55)	(7)	(11)
Foreign exchange impact and other	—	25	—	14
Plan assets at fair value at period end—Significant Plans	$11,977	$5,708	$347	$1,059
Funded status of the Significant Plans
Qualified plans(1)	$(391)	$128	$(328)	$145
Nonqualified plans	(670)	—	—	—
Funded status of the plans at period end—Significant Plans	$(1,061)	$128	$(328)	$145
Net amount recognized at period end
Benefit asset	$—	$766	$—	$145
Benefit liability	(1,061)	(638)	(328)	—
Net amount recognized on the balance sheet—Significant Plans	$(1,061)	$128	$(328)	$145
Amounts recognized in AOCI at period end
Prior service benefit	$—	$15	$—	$73
Net actuarial (loss) gain	(6,848)	(978)	50	(314)
Net amount recognized in equity (pretax)—Significant Plans	$(6,848)	$(963)	$50	$(241)
Accumulated benefit obligation at period end—Significant Plans	$13,029	$5,302	$675	$914

(1)
The U.S. qualified pension plan is fully funded pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2019 and no minimum required funding is expected for 2019.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended March 31, 2019	For Year Ended December 31, 2018
Beginning of period balance, net of tax(1)(2)	$(6,257)	$(6,183)
Actuarial assumptions changes and plan experience	(795)	1,288
Net asset gain (loss) due to difference between actual and expected returns	690	(1,732)
Net amortization	62	214
Prior service cost	—	(7)
Curtailment/settlement gain(3)	—	7
Foreign exchange impact and other	(25)	136
Change in deferred taxes, net	4	20
Change, net of tax	$(64)	$(74)
End of period balance, net of tax(1)(2)	$(6,321)	$(6,257)

(1)	See Note 17 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Curtailment and settlement relate to repositioning and divestiture activities.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Mar. 31, 2019	Dec. 31, 2018
U.S. plans
Qualified pension	4.25%	4.30%
Nonqualified pension	4.25	4.30
Postretirement	4.20	4.20
Non-U.S. plans
Pension	0.75-10.75	0.95-10.75
Weighted average	5.09	5.08
Postretirement	10.75	10.10

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018
U.S. plans
Qualified pension	3.85%	4.25%	3.95%
Nonqualified pension	3.90	4.25	3.95
Postretirement	3.80	4.20	3.90
Non-U.S. plans
Pension	0.45-10.30	0.75-10.75	0.75-9.90
Weighted average	4.74	5.09	4.88
Postretirement	10.30	10.75	9.50
Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended March 31, 2019
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$5	$(8)
Non-U.S. plans	(2)	6
Postretirement
U.S. plans	—	(1)
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first three months of 2019.

The following table summarizes the Company’s actual contributions for the three months ended March 31, 2019 and 2018, as well as estimated expected Company contributions for the remainder of 2019 and the actual contributions made for the remainder of 2018:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Company contributions(2) for the three months ended March 31	$14	$14	$34	$29	$—	$—	$3	$3
Company contributions made during the remainder of the year	—	41	—	153	—	150	—	6
Company contributions expected to be made during the remainder of the year	43	—	107	—	—	—	7	—

(1)	The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions
for the defined contribution plans:

	Three Months Ended March 31,
In millions of dollars	2019	2018
U.S. plans	$99	$104
Non-U.S. plans	68	76

Post Employment Plans
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended March 31,
In millions of dollars	2019	2018
Service-related expense
Interest cost on benefit obligation	$—	$—
Expected return on plan assets	—	—
Amortization of unrecognized:
Prior service benefit	—	(8)
Net actuarial loss	1	1
Total service-related benefit	$1	$(7)
Non-service-related expense	$4	$6
Total net (benefit) expense	$5	$(1)

9.   EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2019	2018
Income from continuing operations before attribution of noncontrolling interests	$4,737	$4,649
Less: Noncontrolling interests from continuing operations	25	22
Net income from continuing operations (for EPS purposes)	$4,712	$4,627
Loss from discontinued operations, net of taxes	(2)	(7)
Citigroup's net income	$4,710	$4,620
Less: Preferred dividends(1)	262	272
Net income available to common shareholders	$4,448	$4,348
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	59	51
Net income allocated to common shareholders for basic and diluted EPS	4,389	4,297
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,340.4	2,561.6
Effect of dilutive securities
Options(2)	0.1	0.1
Other employee plans	1.9	1.3
Adjusted weighted-average common shares outstanding applicable to diluted EPS(3)	2,342.4	2,563.0
Basic earnings per share(4)
Income from continuing operations	$1.88	$1.68
Discontinued operations	—	—
Net income	$1.88	$1.68
Diluted earnings per share(4)
Income from continuing operations	$1.87	$1.68
Discontinued operations	—	—
Net income	$1.87	$1.68

(1)
As of March 31, 2019, Citi estimates it will distribute preferred dividends of approximately $846 million during the remainder of 2019, assuming such dividends are declared by the Citi Board of Directors. During the first quarter of 2019, Citi redeemed all of its 19.2 million Series L preferred shares for $480 million in February 2019.

(2)
During the first quarter of 2019, no significant options to purchase shares of common stock were outstanding. During the first quarter of 2018, weighted-average options to purchase 0.5 million shares of common stock were outstanding but not included in the computation of earnings per share because the weighted-average exercise price of $149.41 per share was anti-dilutive.

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

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 11 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
Federal funds sold and securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2019	December 31, 2018
Federal funds sold	$—	$—
Securities purchased under agreements to resell	163,382	159,364
Deposits paid for securities borrowed	101,113	111,320
Total(1)	$264,495	$270,684

Federal funds purchased and securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2019	December 31, 2018
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	172,231	166,090
Deposits received for securities loaned	18,141	11,678
Total(1)	$190,372	$177,768

(1)
The above tables do not include securities-for-securities lending transactions of $14.6 billion and $15.9 billion at March 31, 2019 and December 31, 2018, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.

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

	As of March 31, 2019
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$268,095	$104,713	$163,382	$129,911	$33,471
Deposits paid for securities borrowed	101,113	—	101,113	28,040	73,073
Total	$369,208	$104,713	$264,495	$157,951	$106,544

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$276,944	$104,713	$172,231	$91,923	$80,308
Deposits received for securities loaned	18,141	—	18,141	5,351	12,790
Total	$295,085	$104,713	$190,372	$97,274	$93,098

	As of December 31, 2018
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$246,788	$87,424	$159,364	$124,557	$34,807
Deposits paid for securities borrowed	111,320	—	111,320	35,766	75,554
Total	$358,108	$87,424	$270,684	$160,323	$110,361

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$253,514	$87,424	$166,090	$82,823	$83,267
Deposits received for securities loaned	11,678	—	11,678	3,415	8,263
Total	$265,192	$87,424	$177,768	$86,238	$91,530

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes federal funds sold/purchased. See tables above.

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

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity:

	As of March 31, 2019
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$140,262	$60,664	$33,724	$42,294	$276,944
Deposits received for securities loaned	12,567	459	2,691	2,424	18,141
Total	$152,829	$61,123	$36,415	$44,718	$295,085

	As of December 31, 2018
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$108,405	$70,850	$29,898	$44,361	$253,514
Deposits received for securities loaned	6,296	774	2,626	1,982	11,678
Total	$114,701	$71,624	$32,524	$46,343	$265,192

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral:

	As of March 31, 2019
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$101,780	$—	$101,780
State and municipal securities	1,644	—	1,644
Foreign government securities	106,764	565	107,329
Corporate bonds	22,264	660	22,924
Equity securities	14,616	16,570	31,186
Mortgage-backed securities	20,112	—	20,112
Asset-backed securities	5,861	—	5,861
Other	3,903	346	4,249
Total	$276,944	$18,141	$295,085

	As of December 31, 2018
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$86,785	$41	$86,826
State and municipal securities	2,605	—	2,605
Foreign government securities	99,131	179	99,310
Corporate bonds	21,719	749	22,468
Equity securities	12,920	10,664	23,584
Mortgage-backed securities	19,421	—	19,421
Asset-backed securities	6,207	—	6,207
Other	4,726	45	4,771
Total	$253,514	$11,678	$265,192

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	March 31, 2019	December 31, 2018
Receivables from customers	$14,945	$14,415
Receivables from brokers, dealers and clearing organizations	29,555	21,035
Total brokerage receivables(1)	$44,500	$35,450
Payables to customers	$37,240	$40,273
Payables to brokers, dealers and clearing organizations	25,416	24,298
Total brokerage payables(1)	$62,656	$64,571

(1)
Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

12.   INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for other-than-temporary impairment (OTTI), see Note 13 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

The following table presents Citi’s investments by category:

In millions of dollars	March 31, 2019	December 31, 2018

Debt securities available-for-sale (AFS)	$275,132	$288,038
Debt securities held-to-maturity (HTM)(1)	66,842	63,357
Marketable equity securities carried at fair value(2)	208	220
Non-marketable equity securities carried at fair value(2)	804	889
Non-marketable equity securities measured using the measurement alternative(3)	630	538
Non-marketable equity securities carried at cost(4)	5,665	5,565
Total investments	$349,281	$358,607

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses are recognized in earnings.

(3)	Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings.

(4)	Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended March 31,
In millions of dollars	2019	2018
Taxable interest	$2,372	$2,042
Interest exempt from U.S. federal income tax	127	130
Dividend income	49	62
Total interest and dividend income	$2,548	$2,234

The following table presents realized gains and losses on the sales of investments, which exclude OTTI losses:

	Three Months Ended March 31,
In millions of dollars	2019	2018
Gross realized investment gains	$168	$345
Gross realized investment losses	(38)	(175)
Net realized gains on sale of investments	$130	$170

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	March 31, 2019				December 31, 2018
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$39,228	$539	$434	$39,333	$43,504	$241	$725	$43,020
Alt-A	1	—	—	1	1	—	—	1
Non-U.S. residential	1,117	4	1	1,120	1,310	4	2	1,312
Commercial	138	1	1	138	173	1	2	172
Total mortgage-backed securities	$40,484	$544	$436	$40,592	$44,988	$246	$729	$44,505
U.S. Treasury and federal agency securities
U.S. Treasury	$100,267	$25	$1,003	$99,289	$109,376	$33	$1,339	$108,070
Agency obligations	8,472	2	90	8,384	9,283	1	132	9,152
Total U.S. Treasury and federal agency securities	$108,739	$27	$1,093	$107,673	$118,659	$34	$1,471	$117,222
State and municipal	$8,012	$162	$65	$8,109	$9,372	$96	$262	$9,206
Foreign government	101,296	455	395	101,356	100,872	415	596	100,691
Corporate	12,366	59	115	12,310	11,714	42	157	11,599
Asset-backed securities(1)	1,421	1	2	1,420	845	2	4	843
Other debt securities	3,671	1	—	3,672	3,973	—	1	3,972
Total debt securities AFS	$275,989	$1,249	$2,106	$275,132	$290,423	$835	$3,220	$288,038

(1)
The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage- and asset-backed securitizations in which the Company has other involvement, see Note 18 to the Consolidated Financial Statements.

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government agency guaranteed	$9,176	$268	$8,102	$166	$17,278	$434
Non-U.S. residential	387	1	1	—	388	1
Commercial	14	—	104	1	118	1
Total mortgage-backed securities	$9,577	$269	$8,207	$167	$17,784	$436
U.S. Treasury and federal agency securities
U.S. Treasury	$8,496	$48	$80,174	$955	$88,670	$1,003
Agency obligations	126	2	8,098	88	8,224	90
Total U.S. Treasury and federal agency securities	$8,622	$50	$88,272	$1,043	$96,894	$1,093
State and municipal	$928	$6	$968	$59	$1,896	$65
Foreign government	32,453	159	11,945	236	44,398	395
Corporate	3,252	96	2,127	19	5,379	115
Asset-backed securities	306	2	56	—	362	2
Other debt securities	816	—	—	—	816	—
Total debt securities AFS	$55,954	$582	$111,575	$1,524	$167,529	$2,106
December 31, 2018
Debt securities AFS
Mortgage-backed securities
U.S. government agency guaranteed	$11,160	$286	$13,143	$439	$24,303	$725
Non-U.S. residential	284	2	2	—	286	2
Commercial	79	1	82	1	161	2
Total mortgage-backed securities	$11,523	$289	$13,227	$440	$24,750	$729
U.S. Treasury and federal agency securities
U.S. Treasury	$8,389	$42	$77,883	$1,297	$86,272	$1,339
Agency obligations	277	2	8,660	130	8,937	132
Total U.S. Treasury and federal agency securities	$8,666	$44	$86,543	$1,427	$95,209	$1,471
State and municipal	$1,614	$34	$1,303	$228	$2,917	$262
Foreign government	40,655	265	15,053	331	55,708	596
Corporate	4,547	115	2,077	42	6,624	157
Asset-backed securities	441	4	55	—	496	4
Other debt securities	1,790	1	—	—	1,790	1
Total debt securities AFS	$69,236	$752	$118,258	$2,468	$187,494	$3,220

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	March 31, 2019		December 31, 2018
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$68	$68	$14	$14
After 1 but within 5 years	706	707	662	661
After 5 but within 10 years	1,824	1,922	2,779	2,828
After 10 years(2)	37,886	37,895	41,533	41,002
Total	$40,484	$40,592	$44,988	$44,505
U.S. Treasury and federal agency securities
Due within 1 year	$39,674	$39,554	$41,941	$41,867
After 1 but within 5 years	68,442	67,520	76,139	74,800
After 5 but within 10 years	597	573	489	462
After 10 years(2)	26	26	90	93
Total	$108,739	$107,673	$118,659	$117,222
State and municipal
Due within 1 year	$1,674	$1,673	$2,586	$2,586
After 1 but within 5 years	1,542	1,546	1,676	1,675
After 5 but within 10 years	573	595	585	602
After 10 years(2)	4,223	4,295	4,525	4,343
Total	$8,012	$8,109	$9,372	$9,206
Foreign government
Due within 1 year	$41,824	$41,806	$39,078	$39,028
After 1 but within 5 years	46,950	46,936	50,125	49,962
After 5 but within 10 years	11,034	11,083	10,153	10,149
After 10 years(2)	1,488	1,531	1,516	1,552
Total	$101,296	$101,356	$100,872	$100,691
All other(3)
Due within 1 year	$6,867	$6,865	$6,166	$6,166
After 1 but within 5 years	8,199	8,188	8,459	8,416
After 5 but within 10 years	1,429	1,410	1,474	1,427
After 10 years(2)	963	939	433	405
Total	$17,458	$17,402	$16,532	$16,414
Total debt securities AFS	$275,989	$275,132	$290,423	$288,038

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2019
Debt securities held-to-maturity
Mortgage-backed securities(1)
U.S. government agency guaranteed(2)	$38,286	$392	$296	$38,382
Non-U.S. residential	1,313	13	1	1,325
Commercial	424	1	1	424
Total mortgage-backed securities	$40,023	$406	$298	$40,131
State and municipal	$7,648	$285	$70	$7,863
Foreign government	1,000	—	11	989
Asset-backed securities(1)	18,171	6	86	18,091
Total debt securities held-to-maturity	$66,842	$697	$465	$67,074
December 31, 2018
Debt securities held-to-maturity
Mortgage-backed securities(1)
U.S. government agency guaranteed	$34,239	$199	$578	$33,860
Non-U.S. residential	1,339	12	1	1,350
Commercial	368	—	—	368
Total mortgage-backed securities	$35,946	$211	$579	$35,578
State and municipal	$7,628	$167	$138	$7,657
Foreign government	1,027	—	24	1,003
Asset-backed securities(1)	18,756	8	112	18,652
Total debt securities held-to-maturity	$63,357	$386	$853	$62,890

(1)
The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage- and asset-backed securitizations in which the Company has other involvement, see Note 18 to the Consolidated Financial Statements.

(2)
In March 2019, Citibank transferred $5 billion of agency residential mortgage-backed securities (RMBS) from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized loss position of $56 million. The loss amounts will remain in AOCI and be amortized over the remaining life of the securities.

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
March 31, 2019
Debt securities held-to-maturity
Mortgage-backed securities	$4,577	$11	$18,150	$287	$22,727	$298
State and municipal	206	6	954	64	1,160	70
Foreign government	989	11	—	—	989	11
Asset-backed securities	12,581	86	—	—	12,581	86
Total debt securities held-to-maturity	$18,353	$114	$19,104	$351	$37,457	$465
December 31, 2018
Debt securities held-to-maturity
Mortgage-backed securities	$2,822	$20	$18,086	$559	$20,908	$579
State and municipal	981	34	1,242	104	2,223	138
Foreign government	1,003	24	—	—	1,003	24
Asset-backed securities	13,008	112	—	—	13,008	112
Total debt securities held-to-maturity	$17,814	$190	$19,328	$663	$37,142	$853
Note: Excluded from the gross unrecognized losses presented in the table above are $(683) million and $(653) million of net unrealized losses recorded in AOCI as of March 31, 2019 and December 31, 2018, respectively, primarily related to the difference between the amortized cost and carrying value of HTM debt securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at March 31, 2019 and December 31, 2018.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	March 31, 2019		December 31, 2018
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$3	$3	$3	$3
After 1 but within 5 years	544	547	539	540
After 5 but within 10 years	1,822	1,845	997	1,011
After 10 years(1)	37,654	37,736	34,407	34,024
Total	$40,023	$40,131	$35,946	$35,578
State and municipal
Due within 1 year	$37	$37	$37	$37
After 1 but within 5 years	221	228	168	174
After 5 but within 10 years	487	500	540	544
After 10 years(1)	6,903	7,098	6,883	6,902
Total	$7,648	$7,863	$7,628	$7,657
Foreign government
Due within 1 year	$20	$20	$60	$36
After 1 but within 5 years	980	969	967	967
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$1,000	$989	$1,027	$1,003
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	3,039	3,041	2,535	2,539
After 10 years(1)	15,132	15,050	16,221	16,113
Total	$18,171	$18,091	$18,756	$18,652
Total debt securities held-to-maturity	$66,842	$67,074	$63,357	$62,890

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary Impairment

Debt Securities

Overview
The Company conducts periodic reviews of all debt securities with unrealized losses to evaluate whether the impairment is other-than-temporary. This review applies to all debt securities that are not measured at fair value through earnings.
An unrealized loss exists when the current fair value of an individual debt security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS debt securities. Temporary losses related to HTM debt securities generally are not recorded, as these investments are carried at adjusted amortized cost basis. However, for HTM debt securities with credit-related impairment, the credit loss is recognized in earnings as OTTI, and any difference between the cost basis adjusted for the OTTI and fair value is recognized in AOCI and amortized as an adjustment of yield over the remaining contractual life of the security. For debt securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For debt securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any impairment recognized in earnings.
Regardless of the classification of debt securities as AFS or HTM, the Company assesses each position with an unrealized loss for OTTI. Factors considered in determining whether a loss is temporary include:

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

The entire difference between amortized cost basis and fair value is recognized in earnings as OTTI for impaired debt securities that the Company has an intent to sell or for which the Company believes it will more-likely-than-not be required to sell prior to recovery of the amortized cost basis. However, for those debt securities that the Company does not intend to sell and is not likely to be required to sell, only the credit-related impairment is recognized in earnings and any non-credit-related impairment is recorded in AOCI.
For debt securities, credit impairment exists where management does not expect to receive contractual principal and interest cash flows sufficient to recover the entire amortized cost basis of a security.
The sections below describe the Company’s process for identifying credit-related impairments for debt security types that have the most significant unrealized losses as of March 31, 2019.

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

Equity Method Investments
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
For impaired equity method investments that management does not plan to sell and is not likely to be required to sell prior to recovery of value, the evaluation of whether an impairment is other-than-temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other-than-temporary considers the following indicators:

•	the cause of the impairment and the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and

•	the length of time and extent to which fair value has been less than the carrying value.

Recognition and Measurement of OTTI
The following tables present total OTTI on Investments recognized in earnings:

	Three Months Ended March 31, 2019
In millions of dollars	AFS	HTM	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	3	—	3
Total OTTI losses recognized in earnings	$3	$—	$3

	Three Months Ended March 31, 2018
In millions of dollars	AFS	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	27	—	27
Total impairment losses recognized in earnings	$27	$—	$27

The following are three-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor will likely be required to sell:

Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	December 31, 2018 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured	March 31, 2019 balance
AFS debt securities
Mortgage-backed securities	$1	$—	$—	$—	$1
State and municipal	—	—	—	—	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	—	—	—	—	—
Total OTTI credit losses recognized for AFS debt securities	$5	$—	$—	$—	$5
HTM debt securities
Mortgage-backed securities	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—
Total OTTI credit losses recognized for HTM debt securities	$—	$—	$—	$—	$—

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	December 31, 2017 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured(1)	March 31, 2018 balance
AFS debt securities
Mortgage-backed securities(2)	$38	$—	$—	$(13)	$25
State and municipal	4	—	—	(4)	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	2	—	—	—	2
Total OTTI credit losses recognized for AFS debt securities	$48	$—	$—	$(17)	$31
HTM debt securities
Mortgage-backed securities(3)	$54	$—	$—	$(54)	$—
State and municipal	3	—	—	(3)	—
Total OTTI credit losses recognized for HTM debt securities	$57	$—	$—	$(57)	$—

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

Below is the carrying value of non-marketable equity securities measured using the measurement alternative at March 31, 2019 and December 31, 2018:

In millions of dollars	March 31, 2019	December 31, 2018
Measurement alternative:
Carrying value	$630	$538

Below are amounts recognized in earnings for the three months ended March 31, 2019 and 2018, and life-to-date amounts as of March 31, 2019 on non-marketable equity securities measured using the measurement alternative:

	Three Months Ended March 31,
In millions of dollars	2019	2018
Measurement alternative:
Impairment losses(1)	$5	$1
Downward changes for observable prices(1)	—	2
Upward changes for observable prices(1)	66	123

(1)	See Note 20 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	March 31, 2019
Measurement alternative:
Impairment losses	$12
Downward changes for observable prices	18
Upward changes for observable prices	285

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended March 31, 2019 and 2018, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Hedge funds	$—	$—	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	160	168	62	62	—	—
Real estate funds(2)(3)	14	14	19	19	—	—
Mutual/collective investment funds	25	25	—	—	—	—
Total	$199	$207	$81	$81	—	—

(1)	Private equity funds include funds that invest in infrastructure, emerging markets and venture capital.

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

13.   LOANS

Citigroup loans are reported in two categories: consumer and corporate. These categories are classified primarily according to the segment and subsegment that manage the loans. For additional information regarding Citi’s consumer and corporate loans, including related accounting policies, see Note 14 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other. The following table provides Citi’s consumer loans by loan type:

In millions of dollars	March 31, 2019	December 31, 2018
In U.S. offices
Mortgage and real estate(1)	$57,461	$60,127
Installment, revolving credit and other	3,257	3,398
Cards	135,206	143,788
Commercial and industrial	8,859	8,256
Total	$204,783	$215,569
In offices outside the U.S.
Mortgage and real estate(1)	$43,184	$43,379
Installment, revolving credit and other	27,525	27,609
Cards	24,763	25,400
Commercial and industrial	18,884	17,773
Lease financing	47	49
Total	$114,403	$114,210
Total consumer loans	$319,186	$329,779
Net unearned income	$701	$708
Consumer loans, net of unearned income	$319,887	$330,487

(1)	Loans secured primarily by real estate.

During the three months ended March 31, 2019 and 2018, the Company sold and/or reclassified to HFS $1.9 billion and $0.8 billion, respectively, of consumer loans.

Consumer Loan Delinquency and Non-Accrual Details at March 31, 2019

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$44,047	$393	$234	$677	$45,351	$564	$456
Home equity loans(6)(7)	10,527	174	236	—	10,937	500	—
Credit cards	132,572	1,590	1,746	—	135,908	—	1,746
Installment and other	3,257	41	15	—	3,313	21	—
Commercial banking loans	10,303	9	48	—	10,360	145	—
Total	$200,706	$2,207	$2,279	$677	$205,869	$1,230	$2,202
In offices outside North America
Residential first mortgages(5)	$35,777	$203	$134	$—	$36,114	$397	$—
Credit cards	23,561	417	365	—	24,343	297	234
Installment and other	25,687	244	97	—	26,028	130	—
Commercial banking loans	27,415	53	64	—	27,532	151	—
Total	$112,440	$917	$660	$—	$114,017	$975	$234
Total GCB and Corporate/Other— Consumer	$313,146	$3,124	$2,939	$677	$319,886	$2,205	$2,436
Other(8)	1	—	—	—	1	—	—
Total Citigroup	$313,147	$3,124	$2,939	$677	$319,887	$2,205	$2,436

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $20 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $0.5 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in GCB or Corporate/Other consumer credit metrics.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2018

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages(5)	$45,953	$420	$253	$786	$47,412	$583	$549
Home equity loans(6)(7)	11,135	161	247	—	11,543	527	—
Credit cards	141,106	1,687	1,764	—	144,557	—	1,764
Installment and other	3,394	43	16	—	3,453	22	—
Commercial banking loans	9,662	20	46	—	9,728	109	—
Total	$211,250	$2,331	$2,326	$786	$216,693	$1,241	$2,313
In offices outside North America
Residential first mortgages(5)	$35,624	$203	$145	$—	$35,972	$383	$—
Credit cards	24,131	425	370	—	24,926	312	235
Installment and other	25,085	254	107	—	25,446	152	—
Commercial banking loans	27,345	51	53	—	27,449	138	—
Total	$112,185	$933	$675	$—	$113,793	$985	$235
Total GCB and Corporate/Other— Consumer	$323,435	$3,264	$3,001	$786	$330,486	$2,226	$2,548
Other(8)	1	—	—	—	1	—	—
Total Citigroup	$323,436	$3,264	$3,001	$786	$330,487	$2,226	$2,548

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $20 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $0.6 billion.

(5)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(6)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(7)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(8)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in GCB or Corporate/Other consumer credit metrics.

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

FICO score distribution in U.S. portfolio(1)(2)	March 31, 2019
In millions of dollars	Less than 680	680 to 760	Greater than 760
Residential first mortgages	$4,169	$12,922	$25,874
Home equity loans	2,321	4,093	4,188
Credit cards	32,056	55,975	45,934
Installment and other	611	1,009	1,105
Total	$39,157	$73,999	$77,101

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2018
In millions of dollars	Less than 680	680 to 760	Greater than 760
Residential first mortgages	$4,530	$13,848	$26,546
Home equity loans	2,438	4,296	4,471
Credit cards	32,686	58,722	51,299
Installment and other	625	1,097	1,121
Total	$40,279	$77,963	$83,437

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	March 31, 2019
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$40,112	$2,745	$234
Home equity loans	8,955	1,224	380
Total	$49,067	$3,969	$614

LTV distribution in U.S. portfolio(1)(2)	December 31, 2018
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$42,379	$2,474	$197
Home equity loans	9,465	1,287	390
Total	$51,844	$3,761	$587

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended March 31,
	Balance at March 31, 2019				2019	2018
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$2,085	$2,289	$162	$2,250	$17	$21
Home equity loans	672	938	123	698	2	7
Credit cards	1,860	1,891	702	1,818	26	30
Installment and other
Individual installment and other	397	429	146	402	5	6
Commercial banking	274	527	38	282	3	3
Total	$5,288	$6,074	$1,171	$5,450	$53	$67

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$508 million of residential first mortgages, $255 million of home equity loans and $4 million of commercial market loans do not have a specific allowance.
(3)    Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5)    Includes amounts recognized on both an accrual and cash basis.

	Balance, December 31, 2018
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$2,130	$2,329	$178	$2,483
Home equity loans	684	946	122	698
Credit cards	1,818	1,842	677	1,815
Installment and other
Individual installment and other	400	434	146	414
Commercial banking	252	432	55	286
Total	$5,284	$5,983	$1,178	$5,696

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$484 million of residential first mortgages, $263 million of home equity loans and $2 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings

	For the Three Months Ended March 31, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	493	$74	$—	$—	$—	—%
Home equity loans	206	21	1	—	—	2
Credit cards	72,247	305	—	—	—	18
Installment and other revolving	351	3	—	—	—	6
Commercial banking(6)	15	38	—	—	—	—
Total(8)	73,312	$441	$1	$—	$—
International
Residential first mortgages	725	$20	$—	$—	$—	—%
Credit cards	18,493	75	—	—	3	16
Installment and other revolving	7,552	45	—	—	2	10
Commercial banking(6)	99	32	—	—	—	—
Total(8)	26,869	$172	$—	$—	$5

	For the Three Months Ended March 31, 2018
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	588	$89	$1	$—	$—	—%
Home equity loans	456	41	2	—	—	1
Credit cards	63,203	244	—	—	—	18
Installment and other revolving	342	3	—	—	—	5
Commercial banking(6)	9	1	—	—	—	—
Total(8)	64,598	$378	$3	$—	$—
International
Residential first mortgages	549	$18	$—	$—	$—	—%
Credit cards	23,394	94	—	—	2	15
Installment and other revolving	9,325	59	—	—	2	10
Commercial banking(6)	145	28	—	—	—	2
Total(8)	33,413	$199	$—	$—	$4

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $7 million of residential first mortgages and $2 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2019. These amounts include $4 million of residential first mortgages and $2 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2019, based on previously received OCC guidance.

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

	Three Months Ended March 31,
In millions of dollars	2019	2018
North America
Residential first mortgages	$23	$44
Home equity loans	3	10
Credit cards	70	59
Installment and other revolving	1	1
Commercial banking	—	8
Total	$97	$122
International
Residential first mortgages	$3	$2
Credit cards	38	53
Installment and other revolving	18	24
Commercial banking	—	—
Total	$59	$79

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	March 31, 2019	December 31, 2018
In U.S. offices
Commercial and industrial	$56,698	$52,063
Financial institutions	49,985	48,447
Mortgage and real estate(1)	49,746	50,124
Installment, revolving credit and other	32,768	33,247
Lease financing	1,405	1,429
	$190,602	$185,310
In offices outside the U.S.
Commercial and industrial	$97,844	$94,701
Financial institutions	39,155	36,837
Mortgage and real estate(1)	7,005	7,376
Installment, revolving credit and other	24,868	25,684
Lease financing	95	103
Governments and official institutions	3,698	4,520
	$172,665	$169,221
Total corporate loans	$363,267	$354,531
Net unearned income	$(808)	$(822)
Corporate loans, net of unearned income	$362,459	$353,709

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $0.1 billion of corporate loans during the three months ended March 31, 2019 and 2018. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three months ended March 31, 2019 or 2018.

Lease financing
Citi is a lessor in the power, railcars, shipping and aircraft sectors, where the Company has executed operating, direct financing and leveraged leases. Citi’s $1.5 billion of lease financing receivables, as of March 31, 2019, is composed of approximately equal balances of direct financing lease receivables and net investments in leveraged leases. Citi uses the interest rate implicit in the lease to determine the present value of its lease financing receivables. Citi recognized $21 million of interest income on direct financing and leveraged leases during the three months ended March 31, 2019.
The Company’s leases have an average remaining maturity of approximately 4 years. In certain cases, Citi obtains residual value insurance from third parties and/or the lessee to manage the risk associated with the residual value of the leased assets. The receivable related to the residual value of the leased assets is approximately $0.9 billion as of March 31, 2019, while the amount covered by residual value guarantees is approximately $0.3 billion.
The Company’s operating leases, where Citi is a lessor, are not significant to the consolidated financial statements.

Corporate Loan Delinquency and Non-Accrual Details at March 31, 2019

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$455	$125	$580	$1,177	$151,074	$152,831
Financial institutions	301	136	437	92	86,487	87,016
Mortgage and real estate	191	—	191	182	56,359	56,732
Leases	16	19	35	—	1,465	1,500
Other	128	76	204	31	60,291	60,526
Loans at fair value						3,854
Total	$1,091	$356	$1,447	$1,482	$355,676	$362,459

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2018

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$365	$42	$407	$919	$143,960	$145,286
Financial institutions	87	7	94	102	83,672	83,868
Mortgage and real estate	128	5	133	215	57,116	57,464
Leases	5	10	15	—	1,516	1,531
Other	151	52	203	75	62,079	62,357
Loans at fair value						3,203
Total	$736	$116	$852	$1,311	$348,343	$353,709

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Non-accrual loans generally include those loans that are 90 days or more past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	March 31, 2019	December 31, 2018
Investment grade(2)
Commercial and industrial	$108,423	$102,722
Financial institutions	75,708	73,080
Mortgage and real estate	25,068	25,855
Leases	1,229	1,036
Other	53,919	57,299
Total investment grade	$264,347	$259,992
Non-investment grade(2)
Accrual
Commercial and industrial	$43,230	$41,645
Financial institutions	11,216	10,686
Mortgage and real estate	3,468	3,793
Leases	271	496
Other	6,577	4,981
Non-accrual
Commercial and industrial	1,177	919
Financial institutions	92	102
Mortgage and real estate	182	215
Leases	—	—
Other	31	75
Total non-investment grade	$66,244	$62,912
Non-rated private bank loans managed on a delinquency basis(2)	$28,014	$27,602
Loans at fair value	3,854	3,203
Corporate loans, net of unearned income	$362,459	$353,709

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	March 31, 2019				Three Months Ended March 31, 2019
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,177	$1,336	$127	$1,079	$14
Financial institutions	92	113	34	101	—
Mortgage and real estate	182	376	15	231	—
Lease financing	—	—	—	10	—
Other	31	117	19	69	—
Total non-accrual corporate loans	$1,482	$1,942	$195	$1,490	$14

	December 31, 2018
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$919	$1,070	$183	$1,099
Financial institutions	102	123	35	99
Mortgage and real estate	215	323	39	233
Lease financing	—	28	—	21
Other	75	165	6	83
Total non-accrual corporate loans	$1,311	$1,709	$263	$1,535

	March 31, 2019		December 31, 2018
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$450	$127	$603	$183
Financial institutions	64	34	76	35
Mortgage and real estate	83	15	100	39
Lease financing	—	—	—	—
Other	14	19	24	6
Total non-accrual corporate loans with specific allowance	$611	$195	$803	$263
Non-accrual corporate loans without specific allowance
Commercial and industrial	$727		$316
Financial institutions	28		26
Mortgage and real estate	99		115
Lease financing	—		—
Other	17		51
Total non-accrual corporate loans without specific allowance	$871	N/A	$508	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three months ended March 31, 2018 was $4 million.
N/A Not applicable

Corporate Troubled Debt Restructurings

For the three months ended March 31, 2019:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$16	$—	$—	$16
Mortgage and real estate	4	—	—	4
Total	$20	$—	$—	$20

For the three months ended March 31, 2018:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$2	$—	$—	$2
Mortgage and real estate	1	—	—	1
Total	$3	$—	$—	$3

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

In millions of dollars	TDR balances at March 31, 2019	TDR loans in payment default during the three months ended March 31, 2019	TDR balances at March 31, 2018	TDR loans in payment default during the three months ended March 31, 2018
Commercial and industrial	$410	$—	$507	$59
Financial institutions	13	—	40	—
Mortgage and real estate	112	—	98	—
Other	4	—	41	—
Total(1)	$539	$—	$686	$59

(1)	The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2019	2018
Allowance for loan losses at beginning of period	$12,315	$12,355
Gross credit losses	(2,345)	(2,296)
Gross recoveries(1)	397	429
Net credit losses (NCLs)	$(1,948)	$(1,867)
NCLs	$1,948	$1,867
Net reserve builds (releases)	67	102
Net specific reserve builds (releases)	(71)	(166)
Total provision for loan losses	$1,944	$1,803
Other, net (see table below)	18	63
Allowance for loan losses at end of period	$12,329	$12,354
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,367	$1,258
Provision (release) for unfunded lending commitments	24	28
Other, net	—	4
Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,391	$1,290
Total allowance for loans, leases and unfunded lending commitments	$13,720	$13,644

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Other, net details	Three Months Ended March 31,
In millions of dollars	2019	2018
Sales or transfers of various consumer loan portfolios to HFS
Transfer of real estate loan portfolios	$—	$(53)
Transfer of other loan portfolios	—	(2)
Sales or transfers of various consumer loan portfolios to HFS	$—	$(55)
FX translation, consumer	26	118
Other	(8)	—
Other, net	$18	$63

Allowance for Credit Losses and End-of-Period Loans

	Three Months Ended
	March 31, 2019			March 31, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,365	$9,950	$12,315	$2,486	$9,869	$12,355
Charge-offs	(73)	(2,272)	(2,345)	(139)	(2,157)	(2,296)
Recoveries	17	380	397	43	386	429
Replenishment of net charge-offs	56	1,892	1,948	96	1,771	1,867
Net reserve builds (releases)	7	60	67	(19)	121	102
Net specific reserve builds (releases)	(61)	(10)	(71)	(155)	(11)	(166)
Other	(8)	26	18	3	60	63
Ending balance	$2,303	$10,026	$12,329	$2,315	$10,039	$12,354

	March 31, 2019			December 31, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Collectively evaluated in accordance with ASC 450	$2,108	$8,853	$10,961	$2,102	$8,770	$10,872
Individually evaluated in accordance with ASC 310-10-35	195	1,171	1,366	263	1,178	1,441
Purchased credit impaired in accordance with ASC 310-30	—	2	2	—	2	2
Total allowance for loan losses	$2,303	$10,026	$12,329	$2,365	$9,950	$12,315
Loans, net of unearned income
Collectively evaluated in accordance with ASC 450	$357,210	$314,454	$671,664	$349,292	$325,055	$674,347
Individually evaluated in accordance with ASC 310-10-35	1,395	5,288	6,683	1,214	5,284	6,498
Purchased credit impaired in accordance with ASC 310-30	—	125	125	—	128	128
Held at fair value	3,854	20	3,874	3,203	20	3,223
Total loans, net of unearned income	$362,459	$319,887	$682,346	$353,709	$330,487	$684,196

15.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other	Total
Balance at December 31, 2018	$12,743	$9,303	$—	$22,046
Foreign currency translation and other	—	(9)	—	(9)
Balance at March 31, 2019	$12,743	$9,294	$—	$22,037

There were no triggering events identified and no goodwill was impaired during the first quarter of 2019.
Goodwill impairment testing is performed at the level below each business segment (referred to as a reporting unit). See Note 3 for further information on business

segments. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

Intangible Assets
The components of intangible assets were as follows:

	March 31, 2019			December 31, 2018
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,734	$3,985	$1,749	$5,733	$3,936	$1,797
Credit card contract-related intangibles(1)	5,375	2,875	2,500	5,225	2,791	2,434
Core deposit intangibles	424	422	2	419	415	4
Other customer relationships	453	288	165	470	299	171
Present value of future profits	33	29	4	32	29	3
Indefinite-lived intangible assets	220	—	220	218	—	218
Other	84	79	5	84	75	9
Intangible assets (excluding MSRs)	$12,323	$7,678	$4,645	$12,181	$7,545	$4,636
Mortgage servicing rights (MSRs)(2)	551	—	551	584	—	584
Total intangible assets	$12,874	$7,678	$5,196	$12,765	$7,545	$5,220

(1)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco, Sears and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount as of March 31, 2019 and December 31, 2018.

(2)	For additional information on Citi’s MSRs, see Note 18 to the Consolidated Financial Statements.

The changes in intangible assets were as follows:

	Net carrying amount at				Net carrying amount at
In millions of dollars	December 31, 2018	Acquisitions/ divestitures	Amortization	FX translation and other	March 31, 2019
Purchased credit card relationships(1)	$1,797	$—	$(48)	$—	$1,749
Credit card contract-related intangibles(2)	2,434	—	(84)	150	2,500
Core deposit intangibles	4	—	(2)	—	2
Other customer relationships	171	—	(6)	—	165
Present value of future profits	3	—	—	1	4
Indefinite-lived intangible assets	218	—	—	2	220
Other	9	—	(4)	—	5
Intangible assets (excluding MSRs)	$4,636	$—	$(144)	$153	$4,645
Mortgage servicing rights (MSRs)(3)	584				551
Total intangible assets	$5,220				$5,196

(1)
Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract intangibles and include credit card accounts primarily in the Costco, Macy’s and Sears portfolios. The increase since December 31, 2018 reflects the purchase of certain rights related to credit card accounts in the Sears portfolio.

(2)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco, Sears and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount at March 31, 2019 and December 31, 2018.

(3)	For additional information on Citi’s MSRs, including the rollforward for the three months ended March 31, 2019, see Note 18 to the Consolidated Financial Statements.

16.   DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	March 31, 2019	December 31, 2018
Commercial paper
Bank(1)	$13,060	$13,238
Broker-dealer and other(2)	1,974	—
Total commercial paper	$15,034	$13,238
Other borrowings(3)	24,288	19,108
Total	$39,322	$32,346

(1)	Represents Citibank entities as well as other bank entities.

(2)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

(3)
Includes borrowings from Federal Home Loan Banks and other market participants. At March 31, 2019 and December 31, 2018, collateralized short-term advances from the Federal Home Loan Banks were $13.3 billion and $9.5 billion, respectively.

Long-Term Debt

In millions of dollars	March 31, 2019	December 31, 2018
Citigroup Inc.(1)	$149,830	$143,767
Bank(2)	61,522	61,237
Broker-dealer and other(3)	32,214	26,995
Total	$243,566	$231,999

(1)	Represents the parent holding company.

(2)
Represents Citibank entities as well as other bank entities. At March 31, 2019 and December 31, 2018, collateralized long-term advances from the Federal Home Loan Banks were $10.5 billion and $10.5 billion, respectively.

(3)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both March 31, 2019 and December 31, 2018.

The following table summarizes Citi’s outstanding trust preferred securities at March 31, 2019:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
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

(1)	Represents the notional value received by outside investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

17.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:
Three Months Ended March 31, 2019

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges(5)	Accumulated other comprehensive income (loss)
Balance, December 31, 2018	$(2,250)	$192	$(728)	$(6,257)	$(28,070)	$(57)	$(37,170)
Other comprehensive income before reclassifications	1,226	(575)	186	(110)	58	18	803
Increase (decrease) due to amounts reclassified from AOCI	(91)	4	100	46	—	—	59
Change, net of taxes	$1,135	$(571)	$286	$(64)	$58	$18	$862
Balance at March 31, 2019	$(1,115)	$(379)	$(442)	$(6,321)	$(28,012)	$(39)	$(36,308)
Three Months Ended March 31, 2018

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges(5)	Accumulated other comprehensive income (loss)
Balance, December 31, 2017	$(1,158)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,668)
Adjustment to opening balance, net of taxes(6)	(3)	—	—	—	—	—	(3)
Adjusted balance, beginning of period	$(1,161)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,671)
Other comprehensive income before reclassifications	(949)	101	(243)	41	1,120	(4)	66
Increase (decrease) due to amounts reclassified from AOCI	(109)	27	21	47	—	—	(14)
Change, net of taxes	$(1,058)	$128	$(222)	$88	$1,120	$(4)	$52
Balance, March 31, 2018	$(2,219)	$(793)	$(920)	$(6,095)	$(24,588)	$(4)	$(34,619)

(1)
Changes in DVA are reflected as a component of AOCI, pursuant to the adoption of only the provisions of ASU 2016-01 relating to the presentation of DVA on fair value options liabilities. See Note 1 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

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

(4)
Primarily reflects the movements in (by order of impact) the Mexican peso, Chilean peso, Chinese yuan and Russian ruble against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2019. Primarily reflects the movements in (by order of impact) the Mexican peso, Japanese yen, Euro and Chinese yuan against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2018. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.

(5)
Beginning in the first quarter of 2018, changes in the excluded component of fair value hedges are reflected as a component of AOCI, pursuant to the early adoption of ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. See Note 1 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K for further information regarding this change.

(6)
Citi adopted ASU 2016-01 and ASU 2018-03 on January 1, 2018. Upon adoption, a cumulative effect adjustment was recorded from AOCI to Retained earnings for net unrealized gains on former AFS equity securities. For additional information, see Note 1 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three Months Ended March 31, 2019

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2018	$(44,082)	$6,912	$(37,170)
Change in net unrealized gains (losses) on debt securities	1,500	(365)	1,135
Debt valuation adjustment (DVA)	(725)	154	(571)
Cash flow hedges	378	(92)	286
Benefit plans	(68)	4	(64)
Foreign currency translation adjustment	69	(11)	58
Excluded component of fair value hedges	24	(6)	18
Change	$1,178	$(316)	$862
Balance, March 31, 2019	$(42,904)	$6,596	$(36,308)

Three Months Ended March 31, 2018

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2017(1)	$(41,228)	$6,560	$(34,668)
Adjustment to opening balance(2)	(4)	1	(3)
Adjusted balance, beginning of period	$(41,232)	$6,561	$(34,671)
Change in net unrealized gains (losses) on debt securities	(1,380)	322	(1,058)
Debt valuation adjustment (DVA)	167	(39)	128
Cash flow hedges	(290)	68	(222)
Benefit plans	91	(3)	88
Foreign currency translation adjustment	1,130	(10)	1,120
Excluded component of fair value hedges	(5)	1	(4)
Change	$(287)	$339	$52
Balance, March 31, 2018	$(41,519)	$6,900	$(34,619)

(1)
Includes the impact of ASU 2018-02, which transferred amounts from AOCI to Retained earnings. For additional information, see Note 19 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

(2)
Citi adopted ASU 2016-01 and ASU 2018-03 on January 1, 2018. Upon adoption, a cumulative effect adjustment was recorded from AOCI to Retained earnings for net unrealized gains on former AFS equity securities. For additional information, see Note 1 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
Three Months Ended March 31,
In millions of dollars	2019
Realized (gains) losses on sales of investments	$(130)
Gross impairment losses	3
Subtotal, pretax	$(127)
Tax effect	36
Net realized (gains) losses on investments after-tax(1)	$(91)
Realized DVA (gains) losses on fair value option liabilities	$5
Subtotal, pretax	$5
Tax effect	(1)
Net realized debt valuation adjustment, after-tax	$4
Interest rate contracts	$130
Foreign exchange contracts	2
Subtotal, pretax	$132
Tax effect	(32)
Amortization of cash flow hedges, after-tax(2)	$100
Amortization of unrecognized
Prior service cost (benefit)	$(4)
Net actuarial loss	65
Curtailment/settlement impact(3)	—
Subtotal, pretax	$61
Tax effect	(15)
Amortization of benefit plans, after-tax(3)	$46
Foreign currency translation adjustment	$—
Tax effect	—
Foreign currency translation adjustment	$—
Total amounts reclassified out of AOCI, pretax	$71
Total tax effect	(12)
Total amounts reclassified out of AOCI, after-tax	$59

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

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
Three Months Ended March 31,
In millions of dollars	2018
Realized (gains) losses on sales of investments	$(170)
OTTI gross impairment losses	27
Subtotal, pretax	$(143)
Tax effect	34
Net realized (gains) losses on investment securities, after-tax(1)	$(109)
Realized DVA (gains) losses on fair value option liabilities	$35
Subtotal, pretax	$35
Tax effect	(8)
Net realized debt valuation adjustment, after-tax	$27
Interest rate contracts	$31
Foreign exchange contracts	(2)
Subtotal, pretax	$29
Tax effect	(8)
Amortization of cash flow hedges, after-tax(2)	$21
Amortization of unrecognized
Prior service cost (benefit)	$(11)
Net actuarial loss	69
Curtailment/settlement impact(3)	4
Subtotal, pretax	$62
Tax effect	(15)
Amortization of benefit plans, after-tax(3)	$47
Foreign currency translation adjustment	$—
Tax effect	—
Foreign currency translation adjustment	$—
Total amounts reclassified out of AOCI, pretax	$(17)
Total tax effect	3
Total amounts reclassified out of AOCI, after-tax	$(14)

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

18. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

For additional information regarding Citi’s use of special purpose entities (SPEs) and variable interest entities (VIEs), see Note 21 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of March 31, 2019
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$42,790	$42,790	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	116,062	—	116,062	3,251	—	—	61	3,312
Non-agency-sponsored	32,769	1,424	31,345	500	—	—	1	501
Citi-administered asset-backed commercial paper conduits	17,494	17,494	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	21,612	—	21,612	5,408	—	—	9	5,417
Asset-based financing	105,765	612	105,153	22,940	834	10,394	—	34,168
Municipal securities tender option bond trusts (TOBs)	8,165	1,787	6,378	21	—	4,278	—	4,299
Municipal investments	18,518	1	18,517	2,768	3,932	2,641	—	9,341
Client intermediation	1,649	1,403	246	171	—	—	8	179
Investment funds	1,037	265	772	14	—	20	—	34
Other	62	2	60	49	—	11	—	60
Total	$365,923	$65,778	$300,145	$35,122	$4,766	$17,344	$79	$57,311

	As of December 31, 2018
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$46,232	$46,232	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	116,563	—	116,563	3,038	—	—	60	3,098
Non-agency-sponsored	30,886	1,498	29,388	431	—	—	1	432
Citi-administered asset-backed commercial paper conduits	18,750	18,750	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	21,837	—	21,837	5,891	—	—	9	5,900
Asset-based financing	99,433	628	98,805	21,640	715	9,757	—	32,112
Municipal securities tender option bond trusts (TOBs)	7,998	1,776	6,222	9	—	4,262	—	4,271
Municipal investments	18,044	3	18,041	2,813	3,922	2,738	—	9,473
Client intermediation	858	614	244	172	—	—	2	174
Investment funds	1,272	440	832	12	—	1	1	14
Other	63	3	60	37	—	23	—	60
Total	$361,936	$69,944	$291,992	$34,043	$4,637	$16,781	$73	$55,534

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s March 31, 2019 and December 31, 2018 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

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

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage- and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $7 billion at March 31, 2019 and December 31, 2018;

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

	March 31, 2019		December 31, 2018
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$10,394	$—	$9,757
Municipal securities tender option bond trusts (TOBs)	4,278	—	4,262	—
Municipal investments	—	2,641	—	2,738
Investment funds	—	20	—	1
Other	—	11	—	23
Total funding commitments	$4,278	$13,066	$4,262	$12,519

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	March 31, 2019	December 31, 2018
Cash	$—	$—
Trading account assets	3.4	3.0
Investments	10.3	10.7
Total loans, net of allowance	25.7	24.5
Other	0.5	0.5
Total assets	$39.9	$38.7

Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni

Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	March 31, 2019	December 31, 2018
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$24.8	$27.3
Retained by Citigroup as trust-issued securities	7.6	7.6
Retained by Citigroup via non-certificated interests	10.5	11.3
Total	$42.9	$46.2

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended March 31,
In billions of dollars	2019	2018
Proceeds from new securitizations	$—	$2.8
Pay down of maturing notes	(2.5)	(2.8)

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.1 years as of March 31, 2019 and 3.0 years as of December 31, 2018.

In billions of dollars	Mar. 31, 2019	Dec. 31, 2018
Term notes issued to third parties	$23.3	$25.8
Term notes retained by Citigroup affiliates	5.7	5.7
Total Master Trust liabilities	$29.0	$31.5

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.2 years as of March 31, 2019 and 1.4 years as of December 31, 2018.

In billions of dollars	Mar. 31, 2019	Dec. 31, 2018
Term notes issued to third parties	$1.5	$1.5
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.4	$3.4

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended March 31,
	2019		2018
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.0	$2.7	$1.2	$—
Proceeds from new securitizations	1.0	2.7	1.2	1.6
Purchases of previously transferred financial assets	—	—	0.1	—

Note: Excludes re-securitization transactions.

During the first quarter of 2019, there were no gains recognized on the securitization of U.S. agency-sponsored mortgages. Gains recognized on the securitization of non-agency sponsored mortgages during the first quarter of 2019 were $17 million.

Agency and non-agency securitization gains for the quarter ended March 31, 2018 were $5 million and $12 million, respectively.

	March 31, 2019			December 31, 2018
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$531	$366	$55	$564	$300	$51

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Retained interests consist of Level 2 or Level 3 assets depending on the observability of significant inputs. See Note 20 to the Consolidated Financial Statements for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	March 31, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	6.6%	3.6%	7.1%
Weighted average constant prepayment rate	14.1%	6.0%	6.0%
Weighted average anticipated net credit losses(2)	NM	5.0%	3.5%
Weighted average life	6.1 years	7.6 years	19.4 years

	March 31, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	10.4%	3.4%	3.0%
Weighted average constant prepayment rate	4.5%	12.0%	12.0%
Weighted average anticipated net credit losses(2)	NM	5.0%	2.0%
Weighted average life	7.7 years	6.9 years	2.5 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

	March 31, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.2%	5.9%	18.4%
Weighted average constant prepayment rate	11.1%	1.9%	1.3%
Weighted average anticipated net credit losses(2)	NM	47.0%	—
Weighted average life	6.0 years	3.1 years	22.0 years

	December 31, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.8%	9.3%	—
Weighted average constant prepayment rate	9.1%	8.0%	—
Weighted average anticipated net credit losses(2)	NM	40.0%	—
Weighted average life	6.4 years	6.6 years	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	March 31, 2019
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(14)	$—	$—
Adverse change of 20%	(27)	—	—
Constant prepayment rate
Adverse change of 10%	(22)	—	—
Adverse change of 20%	(43)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2018
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(16)	$—	$—
Adverse change of 20%	(32)	—	—
Constant prepayment rate
Adverse change of 10%	(21)	—	—
Adverse change of 20%	(41)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Three Months Ended March 31,
	Securitized assets		90 days past due		Liquidation losses
In billions of dollars	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2019	Dec. 31, 2018	2019	2018
Securitized assets
Residential mortgage	$5.4	$5.2	$0.4	$0.4	$—	$—
Commercial and other	14.5	13.1	—	—	—	—
Total	$19.9	$18.3	$0.4	$0.4	$—	$—

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $551 million and $587 million at March 31, 2019 and 2018, respectively. The MSRs correspond to principal loan balances of $61 billion and $64 billion as of March 31, 2019 and 2018, respectively. The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2019	2018
Balance, beginning of year	$584	$558
Originations	12	17
Changes in fair value of MSRs due to changes in inputs and assumptions	(27)	46
Other changes(1)	(18)	(17)
Sale of MSRs	—	(17)
Balance, as of March 31	$551	$587

(1)	Represents changes due to customer payments and passage of time.

The fair value of the MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, higher interest rates tend to lead to declining prepayments, which causes the fair value of the MSRs to increase. In managing this risk, Citigroup economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities, all classified as Trading account assets.

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

In millions of dollars	2019	2018
Servicing fees	$41	$46
Late fees	2	1
Ancillary fees	1	3
Total MSR fees	$44	$50

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the quarters ended March 31, 2019 and 2018. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of March 31, 2019, Citi held no retained interests in private label re-securitization transactions structured by Citi. As of December 31, 2018, the fair value of Citi-retained interests in private label re-securitization transactions structured by Citi totaled approximately $16 million (all related to re-securitization transactions executed prior to 2016). Of this amount, substantially all was related to subordinated beneficial interests. The original par value of private label re-securitization transactions in which Citi held a retained interest as of December 31, 2018 was approximately $271 million.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the quarters ended March 31, 2019 and 2018, Citi transferred agency securities with a fair value of approximately $7.6 billion and $7.0 billion, respectively, to re-securitization entities.
As of March 31, 2019, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.8 billion (including $1.1 billion related to re-securitization transactions executed in 2019) compared to $2.5 billion as of December 31, 2018 (including $1.4 billion related to re-securitization transactions executed in 2018), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2019 and December 31, 2018 was approximately $70.7 billion and $70.9 billion, respectively.
As of March 31, 2019 and December 31, 2018, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At March 31, 2019 and December 31, 2018, the commercial paper conduits administered by Citi had approximately $17.5 billion and $18.8 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $14.9 billion and $14.0 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At March 31, 2019 and December 31, 2018, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 52 and 53 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.6 billion and $1.7 billion as of March 31, 2019 and December 31, 2018, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At March 31, 2019 and December 31, 2018, the Company owned $4.4 billion and $5.5 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations (CLOs)
There were no new securitizations during the quarters ended March 31, 2019 and 2018. The following table summarizes selected retained interests related to Citigroup CLOs:

In millions of dollars	Mar. 31, 2019	Dec. 31, 2018
Carrying value of retained interests	$2,766	$3,142

All of Citi’s retained interests were held-to-maturity securities as of March 31, 2019 and December 31, 2018.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2019
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$25,189	$6,530
Corporate loans	7,438	7,277
Hedge funds and equities	444	53
Airplanes, ships and other assets	72,082	20,308
Total	$105,153	$34,168

	December 31, 2018
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$23,918	$6,928
Corporate loans	6,973	5,744
Hedge funds and equities	388	53
Airplanes, ships and other assets	67,526	19,387
Total	$98,805	$32,112

Municipal Securities Tender Option Bond (TOB) Trusts
At March 31, 2019 and December 31, 2018, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At March 31, 2019 and December 31, 2018, liquidity agreements provided with respect to customer TOB trusts totaled $4.3 billion of which $2.2 billion and $2.3 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.1 billion as of March 31, 2019 and December 31, 2018. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

19.  DERIVATIVES ACTIVITIES
In the ordinary course of business, Citigroup enters into various types of derivative transactions. All derivatives are recorded in Trading account assets/Trading account liabilities on the Consolidated Balance Sheet. For additional information regarding Citi’s use of and accounting for derivatives, see Note 22 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest rate contracts
Swaps	$284,066	$273,636	$19,877,888	$18,138,686
Futures and forwards	—	—	6,301,489	4,632,257
Written options	—	—	3,014,698	3,018,469
Purchased options	—	—	2,625,618	2,532,479
Total interest rate contract notionals	$284,066	$273,636	$31,819,693	$28,321,891
Foreign exchange contracts
Swaps	$59,696	$57,153	$7,004,203	$6,738,158
Futures, forwards and spot	39,885	41,410	5,767,521	5,115,504
Written options	1,369	1,726	1,749,838	1,566,717
Purchased options	1,699	2,104	1,744,873	1,543,516
Total foreign exchange contract notionals	$102,649	$102,393	$16,266,435	$14,963,895
Equity contracts
Swaps	$—	$—	$216,741	$217,580
Futures and forwards	—	—	61,707	52,053
Written options	—	—	464,551	454,675
Purchased options	—	—	345,934	341,018
Total equity contract notionals	$—	$—	$1,088,933	$1,065,326
Commodity and other contracts
Swaps	$—	$—	$83,460	$79,133
Futures and forwards	831	802	153,109	146,647
Written options	—	—	68,930	62,629
Purchased options	—	—	68,302	61,298
Total commodity and other contract notionals	$831	$802	$373,801	$349,707
Credit derivatives(1)
Protection sold	$—	$—	$701,018	$724,939
Protection purchased	—	—	757,539	795,649
Total credit derivatives	$—	$—	$1,458,557	$1,520,588
Total derivative notionals	$387,546	$376,831	$51,007,419	$46,221,407

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of March 31, 2019 and December 31, 2018. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount, if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $120 billion and $100 billion as of March 31, 2019 and December 31, 2018, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at March 31, 2019	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$283	$128
Cleared	1,241	80
Interest rate contracts	$1,524	$208
Over-the-counter	$1,211	$834
Cleared	—	3
Foreign exchange contracts	$1,211	$837
Total derivatives instruments designated as ASC 815 hedges	$2,735	$1,045
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$170,941	$137,554
Cleared	13,534	29,063
Exchange traded	124	89
Interest rate contracts	$184,599	$166,706
Over-the-counter	$131,291	$129,524
Cleared	1,821	1,691
Exchange traded	43	56
Foreign exchange contracts	$133,155	$131,271
Over-the-counter	$17,049	$19,203
Cleared	4	54
Exchange traded	8,730	12,371
Equity contracts	$25,783	$31,628
Over-the-counter	$14,399	$17,249
Exchange traded	581	429
Commodity and other contracts	$14,980	$17,678
Over-the-counter	$3,786	$6,906
Cleared	6,898	4,579
Credit derivatives	$10,684	$11,485
Total derivatives instruments not designated as ASC 815 hedges	$369,201	$358,768
Total derivatives	$371,936	$359,813
Cash collateral paid/received(3)	$11,349	$13,886
Less: Netting agreements(4)	(292,121)	(292,121)
Less: Netting cash collateral received/paid(5)	(39,750)	(33,190)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$51,414	$48,388
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(607)	$(88)
Less: Non-cash collateral received/paid	(11,393)	(15,144)
Total net receivables/payables(6)	$39,414	$33,156

(1)	The derivatives fair values are also presented in Note 20 to the Consolidated Financial Statements.

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

(3)
Reflects the net amount of the $44,539 million and $53,636 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $33,190 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $39,750 million was used to offset trading derivative assets.

(4)
Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $283 billion, $0 billion and $9 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(5)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(6)	The net receivables/payables include approximately $5 billion of derivative asset and $4 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2018	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,631	$172
Cleared	238	53
Interest rate contracts	$1,869	$225
Over-the-counter	$1,402	$736
Cleared	—	4
Foreign exchange contracts	$1,402	$740
Total derivatives instruments designated as ASC 815 hedges	$3,271	$965
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$161,183	$146,909
Cleared	8,489	7,594
Exchange traded	91	99
Interest rate contracts	$169,763	$154,602
Over-the-counter	$159,099	$156,904
Cleared	1,900	1,671
Exchange traded	53	40
Foreign exchange contracts	$161,052	$158,615
Over-the-counter	$18,253	$21,527
Cleared	17	32
Exchange traded	11,623	12,249
Equity contracts	$29,893	$33,808
Over-the-counter	$16,661	$19,894
Exchange traded	894	795
Commodity and other contracts	$17,555	$20,689
Over-the-counter	$6,967	$6,155
Cleared	3,798	4,196
Credit derivatives	$10,765	$10,351
Total derivatives instruments not designated as ASC 815 hedges	$389,028	$378,065
Total derivatives	$392,299	$379,030
Cash collateral paid/received(3)	$11,518	$13,906
Less: Netting agreements(4)	(311,089)	(311,089)
Less: Netting cash collateral received/paid(5)	(38,608)	(29,911)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$54,120	$51,936
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(767)	$(164)
Less: Non-cash collateral received/paid	(13,509)	(13,354)
Total net receivables/payables(6)	$39,844	$38,418

(1)	The derivatives fair values are also presented in Note 20 to the Consolidated Financial Statements.

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

(3)
Reflects the net amount of the $41,429 million and $52,514 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $29,911 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $38,608 million was used to offset trading derivative assets.

(4)
Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $296 billion, $4 billion and $11 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

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

For the three months ended March 31, 2019 and 2018, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended March 31,
In millions of dollars	2019	2018
Interest rate contracts	$27	$(28)
Foreign exchange	(58)	527
Total	$(31)	$499

Fair Value Hedges

Hedging of Benchmark Interest Rate Risk
Citigroup’s fair value hedges are primarily hedges of fixed-rate long-term debt or assets, such as available-for-sale debt securities or loans.
For qualifying fair value hedges of interest rate risk, the changes in the fair value of the derivative and the change in the fair value of the hedged item attributable to the hedged risk, either total cash flows or benchmark-only cash flows are presented within Interest revenue or Interest expense based on whether the hedged item is an asset or a liability.
In the first quarter of 2019, Citigroup executed a last-of-layer hedge, which permits an entity to hedge the interest rate risk of a stated portion of a closed portfolio of pre-payable financial assets that are expected to remain outstanding for the designated tenor of the hedge. In accordance with ASC 815, an entity may exclude prepayment risk when measuring the change in fair value of the hedged item attributable to interest rate risk under the last-of-layer approach. Similar to other fair value hedges, where the hedged item is an asset, the fair value of the hedged item attributable to interest rate risk will be presented in Interest revenue along with the change in the fair value of the hedging instrument..

Hedging of Foreign Exchange Risk
Citigroup hedges the change in fair value attributable to foreign exchange rate movements in available-for-sale debt securities and long-term debt that are denominated in currencies other than the functional currency of the entity holding the securities or issuing the debt, which may be within or outside the U.S. The hedging instrument may be a forward foreign exchange contract or a cross-currency swap contract. Citigroup considers the premium associated with forward contracts (i.e., the differential between the spot and contractual forward rates) as the cost of hedging; this amount is excluded from the assessment of hedge effectiveness and reflected directly in earnings over the life of the hedge. Citi also excludes changes in cross-currency basis associated with cross-currency swaps from the assessment of hedge effectiveness and records it in Other comprehensive income.

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended March 31,
	2019		2018
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate hedges	$—	$963	$—	$878
Foreign exchange hedges	165	—	179	—
Commodity hedges	88	—	(2)	—
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$253	$963	$177	$878
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$(879)	$—	$(866)
Foreign exchange hedges	(168)	—	(249)	—
Commodity hedges	(70)	—	1	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(238)	$(879)	$(248)	$(866)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Foreign exchange hedges(2)	$(2)	$—	$23	$—
Commodity hedges	(18)	—	1	—
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$(20)	$—	$24	$—

(1)
Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) which are excluded from the assessment of hedge effectiveness and are reflected directly in earnings. Amounts also include cross-currency basis, which is recognized in accumulated other comprehensive income and not reflected in the table above. The amount of cross-currency basis that was included in accumulated other comprehensive income was $24 million and $(5) million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. The hedge basis adjustment, whether from an active or de-designated hedge relationship, remains with the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at March 31, 2019 and December 31, 2018, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities.

(In millions of dollars)
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of March 31, 2019
Debt securities AFS(1)	$98,902	$302	$329
Long-term debt	157,139	2,275	1,236
As of December 31, 2018
Debt securities AFS	$81,632	$(196)	$295
Long-term debt	149,054	1,211	869

(1)
These amounts include the cumulative basis adjustment ($46 million as of March 31, 2019) related to certain prepayable financial assets designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated $2 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $16.5 billion) in a last-of-layer hedging relationship.

Cash Flow Hedges
Citigroup hedges the variability of forecasted cash flows due to changes in contractually specified rates associated with floating-rate assets/liabilities and other forecasted transactions. These cash flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2019 is approximately $334 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

	Three Months Ended March 31,
In millions of dollars	2019		2018
Amount of gain (loss) recognized in AOCI on derivative
Interest rate contracts(1)	$254		$(322)
Foreign exchange contracts	(8)		6
Total gain (loss) recognized in AOCI	$246		$(316)
Amount of gain (loss) reclassified from AOCI to earnings	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Interest rate contracts(1)	$—	$(130)	$—	$(31)
Foreign exchange contracts	(2)		2	—
Total gain (loss) reclassified from AOCI into earnings	$(2)	$(130)	$2	$(31)
Net pretax change in cash flow hedges included within AOCI		$378		$(287)

(1)
All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

Net Investment Hedges
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within AOCI, related to net investment hedges, is $(164) million and $(491) million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at March 31, 2019	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$4,855	$4,613	$202,581	$213,437
Broker-dealers	1,776	1,670	57,539	68,978
Non-financial	80	93	5,509	2,801
Insurance and other financial institutions	3,973	5,109	491,910	415,802
Total by industry/counterparty	$10,684	$11,485	$757,539	$701,018
By instrument
Credit default swaps and options	$10,173	$10,514	$733,530	$690,880
Total return swaps and other	511	971	24,009	10,138
Total by instrument	$10,684	$11,485	$757,539	$701,018
By rating
Investment grade	$4,788	$5,032	$597,069	$544,124
Non-investment grade	5,896	6,453	160,470	156,894
Total by rating	$10,684	$11,485	$757,539	$701,018
By maturity
Within 1 year	$1,400	$1,874	$217,434	$210,754
From 1 to 5 years	7,051	7,448	450,084	411,686
After 5 years	2,233	2,163	90,021	78,578
Total by maturity	$10,684	$11,485	$757,539	$701,018

(1)	The fair value amount receivable is composed of $3,686 million under protection purchased and $6,998 million under protection sold.

(2)	The fair value amount payable is composed of $7,987 million under protection purchased and $3,498 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2018	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$4,785	$4,432	$214,842	$218,273
Broker-dealers	1,706	1,612	62,904	63,014
Non-financial	64	87	2,687	1,192
Insurance and other financial institutions	4,210	4,220	515,216	442,460
Total by industry/counterparty	$10,765	$10,351	$795,649	$724,939
By instrument
Credit default swaps and options	$10,030	$9,755	$771,865	$712,623
Total return swaps and other	735	596	23,784	12,316
Total by instrument	$10,765	$10,351	$795,649	$724,939
By rating
Investment grade	$4,725	$4,544	$637,790	$568,849
Non-investment grade	6,040	5,807	157,859	156,090
Total by rating	$10,765	$10,351	$795,649	$724,939
By maturity
Within 1 year	$2,037	$2,063	$251,994	$225,597
From 1 to 5 years	6,720	6,414	493,096	456,409
After 5 years	2,008	1,874	50,559	42,933
Total by maturity	$10,765	$10,351	$795,649	$724,939

(1)	The fair value amount receivable is composed of $5,126 million under protection purchased and $5,639 under protection sold.

(2)	The fair value amount payable is composed of $5,882 million under protection purchased and $4,469 million under protection sold.

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at both March 31, 2019 and December 31, 2018 was $35 billion and $33 billion, respectively. The Company posted $35 billion and $33 billion as collateral for this exposure in the normal course of business as of March 31, 2019 and December 31, 2018, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of March 31, 2019, the Company could be required to post an additional $0.7 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.8 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $4.6 billion and $4.1 billion as of March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019, the fair value of these previously derecognized assets was $4.6 billion. The fair value of the total return swaps as of March 31, 2019 was $89 million recorded as gross derivative assets and $7 million recorded as gross derivative liabilities. At December 31, 2018, the fair value of these previously derecognized assets was $4.1 billion, and the fair value of the total return swaps was $55 million recorded as gross derivative assets and $9 million recorded as gross derivative liabilities.
The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

20.   FAIR VALUE MEASUREMENT
For additional information regarding fair value measurement at Citi, see Note 24 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at March 31, 2019 and December 31, 2018:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	March 31, 2019	December 31, 2018
Counterparty CVA	$(982)	$(1,085)
Asset FVA	(524)	(544)
Citigroup (own-credit) CVA	402	482
Liability FVA	87	135
Total CVA—derivative instruments(1)	$(1,017)	$(1,012)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended March 31,
In millions of dollars	2019	2018
Counterparty CVA	$74	$23
Asset FVA	20	9
Own-credit CVA	(92)	75
Liability FVA	(48)	(7)
Total CVA—derivative instruments	$(46)	$100
DVA related to own FVO liabilities(1)	$(725)	$167
Total CVA and DVA(2)	$(771)	$267

(1)	See Notes 1 and Note 17 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

(2)	FVA is included with CVA for presentation purposes.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at March 31, 2019	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$—	$241,414	$66	$241,480	$(79,364)	$162,116
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	26,285	154	26,439	—	26,439
Residential	—	574	128	702	—	702
Commercial	—	1,359	69	1,428	—	1,428
Total trading mortgage-backed securities	$—	$28,218	$351	$28,569	$—	$28,569
U.S. Treasury and federal agency securities	$36,579	$4,966	$—	$41,545	$—	$41,545
State and municipal	—	2,425	178	2,603	—	2,603
Foreign government	51,976	23,108	39	75,123	—	75,123
Corporate	1,949	14,371	378	16,698	—	16,698
Equity securities	46,995	8,798	127	55,920	—	55,920
Asset-backed securities	—	1,578	1,429	3,007	—	3,007
Other trading assets(3)	40	10,550	1,042	11,632	—	11,632
Total trading non-derivative assets	$137,539	$94,014	$3,544	$235,097	$—	$235,097
Trading derivatives
Interest rate contracts	$283	$184,259	$1,581	$186,123
Foreign exchange contracts	1	134,011	354	134,366
Equity contracts	453	24,988	342	25,783
Commodity contracts	—	14,246	734	14,980
Credit derivatives	—	9,934	750	10,684
Total trading derivatives	$737	$367,438	$3,761	$371,936
Cash collateral paid(4)				$11,349
Netting agreements					$(292,121)
Netting of cash collateral received					(39,750)
Total trading derivatives	$737	$367,438	$3,761	$383,285	$(331,871)	$51,414
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$39,301	$32	$39,333	$—	$39,333
Residential	—	1,121	—	1,121	—	1,121
Commercial	—	138	—	138	—	138
Total investment mortgage-backed securities	$—	$40,560	$32	$40,592	$—	$40,592
U.S. Treasury and federal agency securities	$98,793	$8,880	$—	$107,673	$—	$107,673
State and municipal	—	7,199	910	8,109	—	8,109
Foreign government	60,695	40,590	71	101,356	—	101,356
Corporate	4,722	7,528	60	12,310	—	12,310
Marketable equity securities	194	14	—	208	—	208
Asset-backed securities	—	614	806	1,420	—	1,420
Other debt securities	—	3,672	—	3,672	—	3,672
Non-marketable equity securities(5)	—	100	505	605	—	605
Total investments	$164,404	$109,157	$2,384	$275,945	$—	$275,945
Table continues on the next page.

In millions of dollars at March 31, 2019	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$3,501	$373	$3,874	$—	$3,874
Mortgage servicing rights	—	—	551	551	—	551
Non-trading derivatives and other financial assets measured on a recurring basis	$14,577	$5,241	$—	$19,818	$—	$19,818
Total assets	$317,257	$820,765	$10,679	$1,160,050	$(411,235)	$748,815
Total as a percentage of gross assets(6)	27.6%	71.5%	0.9%
Liabilities
Interest-bearing deposits	$—	$1,297	$1,047	$2,344	$—	$2,344
Federal funds purchased and securities loaned and sold under agreements to repurchase	—	124,564	1,041	125,605	(79,364)	46,241
Trading account liabilities
Securities sold, not yet purchased	74,650	13,222	15	87,887	—	87,887
Other trading liabilities	—	117	—	117	—	117
Total trading liabilities	$74,650	$13,339	$15	$88,004	$—	$88,004
Trading derivatives
Interest rate contracts	$179	$165,038	$1,697	$166,914
Foreign exchange contracts	3	131,797	308	132,108
Equity contracts	207	29,734	1,687	31,628
Commodity contracts	—	17,248	430	17,678
Credit derivatives	—	10,769	716	11,485
Total trading derivatives	$389	$354,586	$4,838	$359,813
Cash collateral received(7)				$13,886
Netting agreements					$(292,121)
Netting of cash collateral paid					(33,190)
Total trading derivatives	$389	$354,586	$4,838	$373,699	$(325,311)	$48,388
Short-term borrowings	$—	$5,002	$170	$5,172	$—	$5,172
Long-term debt	—	30,354	13,734	44,088	—	44,088
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$14,577	$—	$—	$14,577	$—	$14,577
Total liabilities	$89,616	$529,142	$20,845	$653,489	$(404,675)	$248,814
Total as a percentage of gross liabilities(6)	14.0%	82.7%	3.3%

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

(3)	Reflects the net amount of $44,539 million gross cash collateral paid, of which $33,190 million was used to offset trading derivative liabilities.

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

(6)	Reflects the net amount $53,636 million of gross cash collateral received, of which $39,750 million was used to offset trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2018	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$—	$214,570	$115	$214,685	$(66,984)	$147,701
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	24,090	156	24,246	—	24,246
Residential	—	709	268	977	—	977
Commercial	—	1,323	77	1,400	—	1,400
Total trading mortgage-backed securities	$—	$26,122	$501	$26,623	$—	$26,623
U.S. Treasury and federal agency securities	$26,439	$4,802	$1	$31,242	$—	$31,242
State and municipal	—	3,782	200	3,982	—	3,982
Foreign government	43,309	21,179	31	64,519	—	64,519
Corporate	1,026	14,510	360	15,896	—	15,896
Equity securities	36,342	7,308	153	43,803	—	43,803
Asset-backed securities	—	1,429	1,484	2,913	—	2,913
Other trading assets(3)	3	12,198	818	13,019	—	13,019
Total trading non-derivative assets	$107,119	$91,330	$3,548	$201,997	$—	$201,997
Trading derivatives
Interest rate contracts	$101	$169,860	$1,671	$171,632
Foreign exchange contracts	—	162,108	346	162,454
Equity contracts	647	28,903	343	29,893
Commodity contracts	—	16,788	767	17,555
Credit derivatives	—	9,839	926	10,765
Total trading derivatives	$748	$387,498	$4,053	$392,299
Cash collateral paid(4)				$11,518
Netting agreements					$(311,089)
Netting of cash collateral received					(38,608)
Total trading derivatives	$748	$387,498	$4,053	$403,817	$(349,697)	$54,120
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$42,988	$32	$43,020	$—	$43,020
Residential	—	1,313	—	1,313	—	1,313
Commercial	—	172	—	172	—	172
Total investment mortgage-backed securities	$—	$44,473	$32	$44,505	$—	$44,505
U.S. Treasury and federal agency securities	$107,577	$9,645	$—	$117,222	$—	$117,222
State and municipal	—	8,498	708	9,206	—	9,206
Foreign government	58,252	42,371	68	100,691	—	100,691
Corporate	4,410	7,033	156	11,599	—	11,599
Marketable equity securities	206	14	—	220	—	220
Asset-backed securities	—	656	187	843	—	843
Other debt securities	—	3,972	—	3,972	—	3,972
Non-marketable equity securities(5)	—	96	586	682	—	682
Total investments	$170,445	$116,758	$1,737	$288,940	$—	$288,940
Table continues on the next page.

In millions of dollars at December 31, 2018	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$2,946	$277	$3,223	$—	$3,223
Mortgage servicing rights	—	—	584	584	—	584
Non-trading derivatives and other financial assets measured on a recurring basis	$15,839	$4,949	$—	$20,788	$—	$20,788
Total assets	$294,151	$818,051	$10,314	$1,134,034	$(416,681)	$717,353
Total as a percentage of gross assets(6)	26.2%	72.9%	0.9%
Liabilities
Interest-bearing deposits	$—	$980	$495	$1,475	$—	$1,475
Federal funds purchased and securities loaned and sold under agreements to repurchase	—	110,511	983	111,494	(66,984)	44,510
Trading account liabilities
Securities sold, not yet purchased	78,872	11,364	586	90,822	—	90,822
Other trading liabilities	—	1,547	—	1,547	—	1,547
Total trading liabilities	$78,872	$12,911	$586	$92,369	$—	$92,369
Trading account derivatives
Interest rate contracts	$71	$152,931	$1,825	$154,827
Foreign exchange contracts	—	159,003	352	159,355
Equity contracts	351	32,330	1,127	33,808
Commodity contracts	—	19,904	785	20,689
Credit derivatives	—	9,486	865	10,351
Total trading derivatives	$422	$373,654	$4,954	$379,030
Cash collateral received(7)				$13,906
Netting agreements					$(311,089)
Netting of cash collateral paid					(29,911)
Total trading derivatives	$422	$373,654	$4,954	$392,936	$(341,000)	$51,936
Short-term borrowings	$—	$4,446	$37	$4,483	$—	$4,483
Long-term debt	—	25,659	12,570	38,229	—	38,229
Non-trading derivatives and other financial liabilities measured on a recurring basis	$15,839	$67	$—	$15,906	$—	$15,906
Total liabilities	$95,133	$528,228	$19,625	$656,892	$(407,984)	$248,908
Total as a percentage of gross liabilities(6)	14.8%	82.1%	3.1%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2019 and 2018. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2019
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$115	$(4)	$—	$(4)	$3	$45	$—	$—	$(89)	$66	$(2)
Trading non-derivative assets
Trading mortgage- backed securities
U.S. government-sponsored agency guaranteed	156	—	—	—	(25)	48	—	(25)	—	154	3
Residential	268	1	—	5	(31)	69	—	(184)	—	128	10
Commercial	77	2	—	2	(1)	24	—	(35)	—	69	1
Total trading mortgage- backed securities	$501	$3	$—	$7	$(57)	$141	$—	$(244)	$—	$351	$14
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—
State and municipal	200	(1)	—	—	(19)	1	—	(3)	—	178	—
Foreign government	31	(1)	—	9	—	3	—	(3)	—	39	1
Corporate	360	90	—	21	(26)	69	(33)	(103)	—	378	(35)
Marketable equity securities	153	(10)	—	1	(11)	9	—	(15)	—	127	14
Asset-backed securities	1,484	(26)	—	7	(32)	221	—	(225)	—	1,429	38
Other trading assets	818	5	—	13	(32)	340	4	(102)	(4)	1,042	(20)
Total trading non- derivative assets	$3,548	$60	$—	$58	$(177)	$784	$(29)	$(695)	$(5)	$3,544	$12
Trading derivatives, net(4)
Interest rate contracts	$(154)	$(51)	$—	$(15)	$27	$6	$12	$—	$59	$(116)	$(60)
Foreign exchange contracts	(6)	60	—	(15)	15	3	—	(4)	(7)	46	28
Equity contracts	(784)	(294)	—	(154)	9	(1)	(59)	2	(64)	(1,345)	(222)
Commodity contracts	(18)	280	—	(3)	10	54	—	(34)	15	304	300
Credit derivatives	61	(319)	—	(18)	232	—	—	—	78	34	(320)
Total trading derivatives, net(4)	$(901)	$(324)	$—	$(205)	$293	$62	$(47)	$(36)	$81	$(1,077)	$(274)
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2019
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32	$(2)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32	$(2)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	708	—	52	3	—	185	—	(38)	—	910	44
Foreign government	68	—	(4)	—	—	39	—	(32)	—	71	(1)
Corporate	156	—	—	—	(94)	—	—	(2)	—	60	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	187	—	(2)	94	—	550	—	(23)	—	806	(4)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	586	—	22	—	—	4	—	(86)	(21)	505	(11)
Total investments	$1,737	$—	$68	$97	$(94)	$778	$—	$(181)	$(21)	$2,384	$26
Loans	$277	$—	$45	$125	$(70)	$6	$—	$(10)	$—	$373	$45
Mortgage servicing rights	584	—	(27)	—	—	—	12	—	(18)	551	(25)
Other financial assets measured on a recurring basis	—	—	16	—	—	—	(2)	(4)	(10)	—	12
Liabilities
Interest-bearing deposits	$495	$—	$(10)	$1	$(4)	$—	$674	$—	$(129)	$1,047	$(157)
Federal funds purchased and securities loaned and sold under agreements to repurchase	983	4	—	(1)	4	—	—	1	58	1,041	(2)
Trading account liabilities
Securities sold, not yet purchased	586	124	—	1	(441)	—	—	—	(7)	15	13
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	37	23	—	9	(6)	—	153	—	—	170	18
Long-term debt	12,570	(407)	—	877	(1,601)	—	5,950	(3)	(4,466)	13,734	(1,001)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—

(1)
Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2019.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2018
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$16	$18	$—	$—	$—	$—	$—	$—	$(18)	$16	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	163	1	—	86	(49)	116	—	(111)	—	206	—
Residential	164	22	—	35	(77)	46	—	(47)	—	143	3
Commercial	57	1	—	4	(35)	15	—	(7)	—	35	3
Total trading mortgage-backed securities	$384	$24	$—	$125	$(161)	$177	$—	$(165)	$—	$384	$6
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	274	6	—	—	(44)	—	—	(25)	—	211	(1)
Foreign government	16	—	—	2	—	14	—	(11)	—	21	—
Corporate	275	43	—	49	(72)	34	—	(77)	—	252	84
Marketable equity securities	120	75	—	1	(15)	168	—	(112)	—	237	(3)
Asset-backed securities	1,590	58	—	18	(15)	316	—	(370)	—	1,597	73
Other trading assets	615	135	—	58	(10)	112	—	(194)	(5)	716	6
Total trading non-derivative assets	$3,274	$341	$—	$253	$(317)	$821	$—	$(954)	$(5)	$3,418	$165
Trading derivatives, net(4)
Interest rate contracts	$(422)	$381	$—	$5	$37	$7	$—	$(16)	$2	$(6)	$(94)
Foreign exchange contracts	130	(62)	—	(1)	8	1	—	—	12	88	(155)
Equity contracts	(2,027)	(136)	—	(57)	472	13	—	(7)	1	(1,741)	156
Commodity contracts	(1,861)	(33)	—	(47)	8	20	—	—	4	(1,909)	(42)
Credit derivatives	(799)	(62)	—	1	(2)	2	—	1	—	(859)	(203)
Total trading derivatives, net(4)	$(4,979)	$88	$—	$(99)	$523	$43	$—	$(22)	$19	$(4,427)	$(338)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$24	$—	$(1)	$—	$—	$—	$—	$—	$—	$23	$2
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	3	—	2	—	—	—	—	—	—	5	—
Total investment mortgage-backed securities	$27	$—	$1	$—	$—	$—	$—	$—	$—	$28	$2
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	737	—	(16)	—	(9)	29	—	(59)	—	682	(33)
Foreign government	92	—	(1)	—	(2)	57	—	(76)	—	70	—
Corporate	71	—	(1)	3	—	3	—	—	—	76	—
Marketable equity securities	2	—	—	—	—	—	—	(1)	—	1	—
Asset-backed securities	827	—	10	2	(342)	—	—	—	—	497	7
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	681	—	24	30	—	15	—	—	(16)	734	22
Total investments	$2,437	$—	$17	$35	$(353)	$104	$—	$(136)	$(16)	$2,088	$(2)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2018
Loans	$550	$—	$19	$—	$(1)	$4	$—	$(16)	$(2)	$554	$26
Mortgage servicing rights	558	—	46	—	—	—	17	(17)	(17)	587	46
Other financial assets measured on a recurring basis	16	—	8	—	—	4	12	—	(27)	13	18
Liabilities
Interest-bearing deposits	$286	$—	$26	$12	$—	$—	$20	$—	$—	$292	$29
Federal funds purchased and securities loaned and sold under agreements to repurchase	726	14	—	—	—	—	147	—	(2)	857	14
Trading account liabilities
Securities sold, not yet purchased	22	(105)	—	3	(19)	—	—	3	(66)	48	(7)
Other trading liabilities	5	5	—	—	—	—	—	—	—	—	(5)
Short-term borrowings	18	7	—	45	—	—	25	—	—	81	(2)
Long-term debt	13,082	(236)	—	940	(764)	36	3	(44)	(5)	13,484	254
Other financial liabilities measured on a recurring basis	8	—	—	—	(5)	—	2	—	(2)	3	(1)

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

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2018 to March 31, 2019.

•
Transfers of Long-term debt of $0.9 billion from Level 2 to Level 3, and of $1.6 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

The following were the significant Level 3 transfers for the period December 31, 2017 to March 31, 2018.

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

As of March 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$66	Model-based	Interest rate	2.27%	3.67%	3.40%
Mortgage-backed securities	$192	Yield analysis	Yield	2.49%	4.63%	3.47%
166	Price-based	Price	$35.00	$320.00	$91.58
State and municipal, foreign government, corporate and other debt securities	$1,436	Price-based	Price	$—	$568.28	$78.53
1,037	Model-based	Credit spread	35 bps	375 bps	238 bps
Marketable equity securities(5)	$110	Price-based	Price	$0.01	$28,822.00	$2,698.08
16	Model-based
Asset-backed securities	$2,154	Price-based	Price	$4.20	$101.20	$79.18
Non-marketable equities	$266	Comparables analysis	Discount to price	—%	10.00%	1.11%
219	Price based	EBITDA multiples	7.75	x	11.50	x	8.66	x
Price	$13.80	$1,345.00	$711.39
Revenue multiple	1.50	x	18.40	x	7.17	x
Derivatives—gross(6)
Interest rate contracts (gross)	$3,248	Model-based	Inflation volatility	0.22%	2.63%	0.79%
Mean reversion	1.00%	20.00%	10.50%
IR normal volatility	0.16%	71.90%	49.46%
Foreign exchange contracts (gross)	$597	Model-based	FX volatility	3.15%	18.85%	11.34%
IR-IR correlation	(51.00)%	40.00%	31.87%
IR-FX correlation	40.00%	60.00%	50.00%
Interest rate	5.05%	12.89%	9.00%
Credit spread	34 bps	642 bps	403 bps
IR Normal Volatility	0.16%	71.90%	50.81%
Equity contracts (gross)	$2,026	Model-based	Equity volatility	3.00%	82.43%	41.37%
Forward price	64.31%	132.11%	108.84%
Commodity and other contracts (gross)	$1,163	Model-based	Forward price	71.67%	524.74%	137.37%
Commodity volatility	6.88%	55.75%	18.17%
Commodity correlation	(38.66)%	89.50%	48.87%
Credit derivatives (gross)	$816	Model-based	Upfront points	6.17%	99.00%	61.76%
650	Price-based	Credit spread	3 bps	530 bps	86 bps
Credit correlation	25.00%	85.00%	43.55%
Recovery rate	5.00%	65.00%	42.85%
Price	$12.00	$98.00	$76.69

As of March 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Loans and leases	$353	Model-based	Credit spread	115 bps	470 bps	129 bps
			Equity volatility	26.53%	30.83%	28.66%
			Yield	—%	—%	—%
Mortgage servicing rights	$467	Cash flow	Yield	4.42%	12.00%	7.30%
	83	Model-based	WAL	3.35 years	6.91 years	5.99 years
Liabilities
Interest-bearing deposits	$1,047	Model-based	Mean reversion	1.00%	20.00%	10.50%
Federal funds purchased and securities loaned and sold under agreement to repurchase	$1,041	Model-based	Interest rate	2.27%	2.89%	2.52%
Trading account liabilities
Securities sold, not yet purchased	$8	Price-based	Price	$—	$994.85	$89.80
	6	Model-based
Short-term borrowings and long-term debt	$14,026	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	64.31%	524.74%	109.75%
			IR normal volatility	0.16%	71.90%	52.74%

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted average(4)
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$115	Model-based	Interest rate	2.52%		7.43%		5.08%
Mortgage-backed securities	$313	Price-based	Price	$11.25		$110.35		$90.07
	198	Yield analysis	Yield	2.27%		8.70%		3.74%
State and municipal, foreign government, corporate and other debt securities	$1,212	Price-based	Price	$—		$103.75		$91.39
	938	Model-based	Credit spread	35 bps		446 bps		238 bps
Marketable equity securities(5)	$108	Price-based	Price	$—		$20,255.00		$1,247.85
	45	Model-based	WAL	1.47years		1.47years		1.47years
Asset-backed securities	$1,608	Price-based	Price	$2.75		$101.03		$66.18
Non-marketable equity	$293	Comparables analysis	Discount to price	—%		100.00%		0.66%
	255	Price-based	EBITDA multiples	5.00	x	34.00	x	9.73	x
			Net operating income multiple	24.70	x	24.70	x	24.70	x
			Price	$2.38		$1,073.80		$420.24
			Revenue multiple	2.25	x	16.50	x	7.06	x
Derivatives—gross(6)
Interest rate contracts (gross)	$3,467	Model-based	Mean reversion	1.00%		20.00%		10.50%
			Inflation volatility	0.22%		2.65%		0.77%
			IR Normal volaitility	0.16%		86.31%		56.24%
Foreign exchange contracts (gross)	$626	Model-based	Foreign exchange (FX) volatility	3.15%		17.35%		11.37%
	73	Cash flow	IR-IR correlation	(51.00)%		40.00%		32.69%
			IR-FX correlation	40.00%		60.00%		50.00%
			Credit spread	39 bps		676 bps		423 bps

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			IR basis	(0.65)%	0.11%	(0.17)%
			Yield	6.98%	7.48%	7.23%
Equity contracts (gross)(7)	$1,467	Model-based	Equity volatility	3.00%	78.39%	37.53%
			Forward price	64.66%	144.45%	98.55%
			Equity-Equity correlation	(81.39)%	100.00%	35.49%
			Equity-FX correlation	(86.27)%	70.00%	(1.20)%
			WAL	1.47 years	1.47 years	1.47 years
Commodity contracts (gross)	$1,552	Model-based	Forward price	15.30%	585.07%	145.08%
			Commodity volatility	8.92%	59.86%	20.34%
			Commodity correlation	(51.90)%	92.11%	40.71%
Credit derivatives (gross)	$1,089	Model-based	Credit correlation	5.00%	85.00%	41.06%
	701	Price-based	Upfront points	7.41%	99.04%	58.95%
			Credit spread	2 bps	1127 bps	87 bps
			Recovery rate	5.00%	65.00%	46.40%
			Price	$16.59	$98.00	$81.19
Loans and leases	$248	Model-based	Credit spread	138 bps	255 bps	147 bps
	29	Price-based	Yield	0.30%	0.47%	0.32%
			Price	$55.83	$110.00	$92.40
Mortgage servicing rights	$500	Cash flow	Yield	4.60%	12.00%	7.79%
	84	Model-based	WAL	3.55 years	7.45 years	6.39 years
Liabilities
Interest-bearing deposits	$495	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	64.66%	144.45%	98.55%
			Equity volatility	3.00%	78.39%	43.49%
Federal funds purchased and securities loaned and sold under agreements to repurchase	$983	Model-based	Interest rate	2.52%	3.21%	2.87%
Trading account liabilities
Securities sold, not yet purchased	$509	Model-based	Forward price	15.30%	585.07%	105.69%
	77	Price-based	Equity volatility	3.00%	78.39%	43.49%
			Equity-Equity correlation	(81.39)%	100.00%	34.04%
			Equity-FX correlation	(86.27)%	70.00%	(1.20)%
			Commodity volatility	8.92%	59.86%	20.34%
			Commodity correlation	(51.90)%	92.11%	40.71%
			Equity-IR correlation	(40.00)%	70.37%	30.80%
Short-term borrowings and long-term debt	$12,289	Model-based	Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.16%	86.31%	56.61%
			Forward price	64.66%	144.45%	98.58%
			Equity volatility	3.00%	78.39%	43.24%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the tables above. These include assets measured at cost that have been written down to fair value during the periods as a result of an impairment. These also include non-marketable equity securities that have been measured using the measurement alternative and are either (i) written down to fair value during the periods as a result of an impairment or (ii) adjusted upward or downward to fair value as a result of a transaction observed during the periods for the identical or similar investment of the same issuer. In addition, these assets include loans held-for-sale and other real estate owned that are measured at the lower of cost or market value.
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2019
Loans HFS(1)	$3,304	$1,869	$1,435
Other real estate owned	67	55	12
Loans(2)	361	128	233
Non-marketable equity securities measured using the measurement alternative	268	144	124
Total assets at fair value on a nonrecurring basis	$4,000	$2,196	$1,804

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2018
Loans HFS(1)	$5,055	$3,261	$1,794
Other real estate owned	78	62	16
Loans(2)	390	139	251
Non-marketable equity securities measured using the measurement alternative	261	192	69
Total assets at fair value on a nonrecurring basis	$5,784	$3,654	$2,130

(1)	Net of fair value amounts on the unfunded portion of loans HFS recognized as Other liabilities on the Consolidated Balance Sheet.

(2)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral less costs to sell, primarily real estate.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of March 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,334	Price-based	Price	$0.77	$100.00	$89.97
Other real estate owned	$9	Price-based	Appraised value(4)	$2,993,681	$8,394,102	$6,974,411
	$3	Cashflow	Discount to price(5)	13.00%	13.00%	13.00%
Loans(6)	$184	Recovery analysis	Recovery rate	39.27%	99.26%	78.25%
	$27	Price-based	Price	$2.60	$54.00	$3.40
Non-marketable equity securities measured using the measurement alternative	$78	Price-based	Price	$33.65	$2,018.12	$725.12
	40	Price-based	Price	$2.84	$2.84	$2.84

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,729	Price-based	Price	$0.79	$100.00	$69.52
Other real estate owned	$15	Price-based	Appraised value(4)	$8,394,102	$8,394,102	$8,394,102
	2	Recovery analysis	Discount to price(5)	13.00%	13.00%	13.00%
			Price	$56.30	$83.08	$58.27
Loans(6)	$251	Recovery analysis	Recovery rate	30.60%	100.00%	50.51%
			Price	$2.60	$85.04	$28.21
Non-marketable equity securities measured using the measurement alternative	66	Price-based	Price	$45.80	$1,514.00	$570.26

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	Weighted averages are calculated based on the fair values of the instruments.

(4)	Appraised values are disclosed in whole dollars.

(5)	Includes estimated costs to sell.

(6)	Represents impaired loans held for investment whose carrying amounts are based on the fair value of the underlying collateral, primarily real estate secured loans.

Nonrecurring Fair Value Changes
The following tables present total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

Three Months Ended March 31,
In millions of dollars	2019
Loans HFS	$(2)
Other real estate owned	1
Loans(1)	(27)
Non-marketable equity securities measured using the measurement alternative	61
Total nonrecurring fair value gains (losses)	$33

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Three Months Ended March 31,
In millions of dollars	2018
Loans HFS	$(35)
Other real estate owned	(3)
Loans(1)	(32)
Non-marketable equity securities measured using the measurement alternative	120
Total nonrecurring fair value gains (losses)	$50

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The table below therefore excludes items measured at fair value on a recurring basis presented in the tables above.

	March 31, 2019		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$72.5	$72.7	$1.0	$69.6	$2.1
Federal funds sold and securities borrowed and purchased under agreements to resell	102.4	102.4	—	102.2	0.2
Loans(1)(2)	664.6	669.3	—	11.0	658.3
Other financial assets(2)(3)	276.5	277.0	189.4	16.5	71.1
Liabilities
Deposits	$1,028.0	$1,026.2	$—	$824.0	$202.2
Federal funds purchased and securities loaned and sold under agreements to repurchase	144.1	144.1	—	144.1	—
Long-term debt(4)	199.4	204.0	—	188.0	16.0
Other financial liabilities(5)	111.2	111.2	—	18.9	92.3

	December 31, 2018		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$68.9	$68.5	$1.0	$65.4	$2.1
Federal funds sold and securities borrowed and purchased under agreements to resell	123.0	123.0	—	121.6	1.4
Loans(1)(2)	667.1	666.9	—	5.6	661.3
Other financial assets(2)(3)	249.7	250.1	172.3	15.8	62.0
Liabilities
Deposits	$1,011.7	$1,009.5	$—	$847.1	$162.4
Federal funds purchased and securities loaned and sold under agreements to repurchase	133.3	133.3	—	133.3	—
Long-term debt(4)	193.8	193.7	—	178.4	15.3
Other financial liabilities(5)	103.8	103.8	—	17.2	86.6

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.3 billion for March 31, 2019 and $12.3 billion for December 31, 2018. In addition, the carrying values exclude $1.5 billion and $1.6 billion of lease finance receivables at March 31, 2019 and December 31, 2018, respectively.

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

The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2019 and December 31, 2018 were liabilities of $7.4 billion and $7.8 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended March 31,
In millions of dollars	2019	2018
Assets
Federal funds sold and securities borrowed and purchased under agreements to resell	$29	$(16)
Trading account assets	167	(16)
Investments	—	—
Loans
Certain corporate loans	(133)	(123)
Certain consumer loans	—	—
Total loans	$(133)	$(123)
Other assets
MSRs	$(27)	$46
Certain mortgage loans HFS(1)	16	2
Total other assets	$(11)	$48
Total assets	$52	$(107)
Liabilities
Interest-bearing deposits	$(91)	$28
Federal funds purchased and securities loaned and sold under agreements to repurchase	35	(111)
Trading account liabilities	11	(6)
Short-term borrowings	(175)	177
Long-term debt(2)	(2,681)	618
Total liabilities	$(2,901)	$706

(1)	Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected under the fair value option.

(2)	Includes a loss of ($0.7) billion and a gain of $0.2 billion of DVA which is included in AOCI for the three months ended March 31, 2019 and 2018, respectively.

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
The estimated changes in the fair value of these liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) was a loss of $725 million and a gain of $167 million for the three months ended March 31, 2019 and 2018, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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
The following table provides information about certain credit products carried at fair value:

	March 31, 2019		December 31, 2018
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,287	$3,874	$10,108	$3,224
Aggregate unpaid principal balance in excess of (less than) fair value	870	750	435	741
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $1,142 million and $1,137 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2019 and December 31, 2018, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2019 and 2018 due to instrument-specific credit risk totaled to gains of $18 million and a loss of $19 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.5 billion and $0.4 billion at March 31, 2019 and December 31, 2018, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of March 31, 2019, there were approximately $9.6 billion and $6.9 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	March 31, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$459	$556
Aggregate fair value in excess of (less than) unpaid principal balance	18	21
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2019 and 2018 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	March 31, 2019	December 31, 2018
Interest rate linked	$18.7	$17.3
Foreign exchange linked	1.0	0.5
Equity linked	17.9	14.8
Commodity linked	1.2	1.2
Credit linked	2.0	1.9
Total	$40.8	$35.7

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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	March 31, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$44,088	$38,229
Aggregate unpaid principal balance in excess of (less than) fair value	2,610	3,814

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	March 31, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$5,172	$4,483
Aggregate unpaid principal balance in excess of fair value	631	861

22.   GUARANTEES, LEASES AND COMMITMENTS
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
For additional information regarding Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from the tables below, see Note 26 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
The following tables present information about Citi’s guarantees at March 31, 2019 and December 31, 2018:

	Maximum potential amount of future payments
In billions of dollars at March 31, 2019	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$33.5	$63.6	$97.1	$163
Performance guarantees	8.2	3.9	12.1	28
Derivative instruments considered to be guarantees	46.4	73.4	119.8	326
Loans sold with recourse	—	1.3	1.3	8
Securities lending indemnifications(1)	105.1	—	105.1	—
Credit card merchant processing(1)(2)	85.6	—	85.6	—
Credit card arrangements with partners	0.2	0.8	1.0	136
Custody indemnifications and other	—	32.9	32.9	41
Total	$279.0	$175.9	$454.9	$702

	Maximum potential amount of future payments
In billions of dollars at December 31, 2018	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$31.8	$65.3	$97.1	$131
Performance guarantees	7.7	4.2	11.9	29
Derivative instruments considered to be guarantees	23.5	87.4	110.9	567
Loans sold with recourse	—	1.2	1.2	9
Securities lending indemnifications(1)	98.3	—	98.3	—
Credit card merchant processing(1)(2)	95.0	—	95.0	—
Credit card arrangements with partners	0.3	0.8	1.1	162
Custody indemnifications and other	—	35.4	35.4	41
Total	$256.6	$194.3	$450.9	$939

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

(2)
At March 31, 2019 and December 31, 2018, this maximum potential exposure was estimated to be $86 billion and $95 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
The repurchase reserve was approximately $47 million and $49 million at March 31, 2019 and December 31, 2018, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss
experience. At March 31, 2019 and December 31, 2018, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of claims that have
not yet occurred. Citi believes the risk of loss is remote
given historical experience with the VTNs. Accordingly,
Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the
Consolidated Balance Sheet as of March 31, 2019 or
December 31, 2018 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
In connection with Citi’s 2005 sale of Travelers to MetLife Inc. (MetLife), Citi provided an indemnification to MetLife for losses (including policyholder claims) relating to the LTC business for the entire term of the Travelers LTC policies, which, as noted above, are reinsured by subsidiaries of Genworth. In 2017, MetLife spun off its retail insurance business to Brighthouse. As a result, the Travelers LTC policies now reside with Brighthouse. The original reinsurance agreement between Travelers (now Brighthouse) and Genworth remains in place and Brighthouse is the sole beneficiary of the Genworth Trusts. The fair value of the Genworth Trusts is approximately $7.9 billion as of March 31, 2019, compared to approximately $7.5 billion at December 31, 2018. The Genworth Trusts are designed to provide collateral to Brighthouse in an amount equal to the statutory liabilities of Brighthouse in respect of the Travelers LTC policies. The assets in the Genworth Trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to provide collateral in an amount equal to these estimated statutory liabilities, as the liabilities change over time.
If both (i) Genworth fails to perform under the original
Travelers/GE Life reinsurance agreement for any reason,
including insolvency or the failure of UFLIC to perform in a timely manner, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC
reinsurance indemnification, must reimburse Brighthouse for
any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.
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
However, for exchange-traded and OTC-cleared derivative contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $13.1 billion and $13.8 billion as of March 31, 2019 and December 31, 2018, respectively.
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

Carrying Value—Guarantees and Indemnifications
At March 31, 2019 and December 31, 2018, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $0.7 billion and $0.9 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $67 billion and $55 billion at March 31, 2019 and December 31, 2018, respectively. Securities and other marketable assets held as collateral amounted to approximately $57 billion and $55 billion at March 31, 2019 and December 31, 2018, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $3.8 billion and $4.1 billion at March 31, 2019 and December 31, 2018. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at March 31, 2019	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$69.4	$11.5	$16.2	$97.1
Performance guarantees	9.8	1.9	0.4	12.1
Derivative instruments deemed to be guarantees	—	—	119.8	119.8
Loans sold with recourse	—	—	1.3	1.3
Securities lending indemnifications	—	—	105.1	105.1
Credit card merchant processing	—	—	85.6	85.6
Credit card arrangements with partners	—	—	1.0	1.0
Custody indemnifications and other	19.8	13.1	—	32.9
Total	$99.0	$26.5	$329.4	$454.9

	Maximum potential amount of future payments
In billions of dollars at December 31, 2018	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$68.3	$11.8	$17.0	$97.1
Performance guarantees	9.2	2.1	0.6	11.9
Derivative instruments deemed to be guarantees	—	—	110.9	110.9
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	98.3	98.3
Credit card merchant processing	—	—	95.0	95.0
Credit card arrangements with partners	—	—	1.1	1.1
Custody indemnifications and other	22.2	13.2	—	35.4
Total	$99.7	$27.1	$324.1	$450.9

Leases
The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases have a weighted-average lease term of approximately nine years as of March 31, 2019. The operating lease ROU asset and lease liability were both approximately $4.1 billion as of March 31, 2019. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. Additionally, variable lease costs are recognized in the period in which the obligation for those payments is incurred. The total operating lease expense (principally for offices, branches and equipment), net of approximately $19 million sublease income, was approximately $270 million for the three months ended March 31, 2019.
While Citi has, as a lessee, certain equipment finance leases, such leases are not material to the Company's Consolidated Financial Statements.
Citi’s lease arrangements that have not yet commenced as of March 31, 2019 and the Company’s short-term lease costs, variable lease costs and finance lease costs, for the three months ended March 31, 2019 are not material to the Consolidated Financial Statements. Citi’s operating cash outflows related to operating leases were approximately $234 million for the three months ended March 31, 2019, while the future lease payments are as follows:

In millions of dollars	Operating leases
As of March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$704
2020	755
2021	638
2022	514
2023	405
Thereafter	1,794
Total future lease payments	$4,810
Less imputed interest (based on weighted-average discount rate of 3.5%)	(698)
Lease liability	$4,112

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2019	December 31, 2018
Commercial and similar letters of credit	$834	$5,061	$5,895	$5,461
One- to four-family residential mortgages	1,750	1,669	3,419	2,671
Revolving open-end loans secured by one- to four-family residential properties	9,977	1,335	11,312	11,374
Commercial real estate, construction and land development	9,798	1,638	11,436	11,293
Credit card lines	615,230	92,865	708,095	696,007
Commercial and other consumer loan commitments	194,289	112,053	306,342	300,115
Other commitments and contingencies	2,384	563	2,947	3,321
Total	$834,262	$215,184	$1,049,446	$1,030,242

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

Unsettled reverse repurchase and securities borrowing agreements and unsettled repurchase and securities lending agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At March 31, 2019 and December 31, 2018, Citigroup had approximately $64.9 billion and $36.1 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $55.3 billion and $30.7 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 10 to the Consolidated Financial Statements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	March 31, 2019	December 31, 2018
Cash and due from banks	$3,601	$4,000
Deposits with banks	23,832	27,208
Total	$27,433	$31,208

23.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 27 to the Consolidated Financial Statements of Citigroup’s 2018 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At March 31, 2019, Citigroup’s estimate of the reasonably possible unaccrued loss for these matters was materially unchanged from the estimate of approximately $1.0 billion in the aggregate as of December 31, 2018.
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
For further information on ASC 450 and Citigroup's accounting and disclosure framework for contingencies, including for litigation and regulatory matters disclosed herein, see Note 27 to the Consolidated Financial Statements of Citigroup’s 2018 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters

Mortgage-Related Litigation and Other Matters
Mortgage-Backed Securities Trustee Actions: On March 20, 2019, the court granted Citibank’s motion to dismiss the Federal Deposit Insurance Corporation’s amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 15-cv-6574 (S.D.N.Y.) (Carter, J.).

Tribune Company Bankruptcy
On April 4, 2019, the litigation trustee in KIRSCHNER v. FITZSIMONS, ET AL. filed a motion for leave to amend the complaint to avoid and recover as constructive fraudulent transfers the transfers of Tribune stock that occurred as a part of the leveraged buyout. The motion was denied on April 23, 2019.
On February 21, 2019, the litigation trustee appealed to the United States Court of Appeals for the Second Circuit from the January 23, 2019 dismissal of a separate action related to Citigroup Global Markets Inc.’s (CGMI) role as advisor to Tribune. Additional information concerning these actions is publicly available in court filings under the docket numbers 08-13141 (Bankr. D. Del.) (Carey, J.), 11 MD 02296 (S.D.N.Y.) (Cote, J.), 12 MC 2296 (S.D.N.Y.) (Cote, J.), 13-3992, 13-3875, 13-4196, 19-449 (2d Cir.) and 16-317 (U.S.).

Foreign Exchange Matters
Antitrust and Other Litigation: On March 1, 2019, in ALLIANZ GLOBAL INVESTORS, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., plaintiffs filed an amended complaint. On April 1, 2019, Citigroup, Citibank, CGMI, and other defendants filed a motion to dismiss the amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 10364 (S.D.N.Y.) (Schofield, J.).
On April 25, 2019, the plaintiffs in ALLIANZ GLOBAL INVESTORS GMBH AND OTHERS v. BARCLAYS BANK PLC AND OTHERS served their claim on Citigroup and Citibank. Additional information concerning this action is publicly available in court filings under the docket number CL-2018-000840.
In January 2019, in NYPL v. JPMORGAN CHASE & CO., ET AL., plaintiffs renewed their previous motion for leave to amend their complaint, which defendants have opposed. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).

Interbank Offered Rates-Related Litigation and Other
Matters
Antitrust and Other Litigation: On March 25, 2019, in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, the court issued an opinion granting in part motions for leave to further amend complaints filed by certain plaintiffs asserting individual claims. Additional information concerning these actions is publicly available in court filings under the docket numbers 11 MD 2262 (S.D.N.Y.) (Buchwald, J.) and 17-1569 (2d Cir.).
On March 28, 2019, in SCS BANQUE DELUBAC & CIE v. CITIGROUP INC. ET AL., the Court of Appeal of Nîmes held that neither the Commercial Court of Aubenas nor the Commercial Court of Marseille has territorial jurisdiction over Banque Delubac’s claims. This case is in the Commercial Court of Marseille, RG no. 2018F02750, and was in the Court of Appeal of Nîmes, no. 18/04390.
On January 31 and on March 4, 2019, two additional putative class actions, which have been consolidated with PUTNAM BANK v. INTERCONTINENTAL EXCHANGE, INC., ET AL., were filed in the United States District Court for the Southern District of New York against ICE, Citigroup, Citibank, CGMI, and various other banks. Each of these complaints asserts claims under the Sherman Act and for unjust enrichment based on alleged suppression of the ICE LIBOR and seeks disgorgement and treble damages where authorized by statute. Additional information relating to this action is publicly available in court filings under the docket number 19 Civ. 00439 (S.D.N.Y.) (Daniels, J.).

Interest Rate Swaps Matters
Antitrust and Other Litigation: On February 20, 2019, the putative class plaintiffs in the action captioned IN RE: INTEREST RATE SWAPS ANTITRUST LITIGATION moved for class certification and appointment of class counsel. On March 13, 2019, the district court granted in part and denied in part the putative class plaintiffs’ motion for leave to file a fourth consolidated class action complaint. Additional information concerning this action is publicly available in court filings under the docket number 16-MD-2704 (S.D.N.Y.) (Engelmayer, J.).

Parmalat Litigation
On April 15, 2019, the Italian Supreme Court upheld the 2014 decision of an Italian court of appeal in Citigroup’s favor. Additional information concerning this action is publicly available in court filings under the docket number 27618/2014 or decision number 10540/2019.

Sovereign Securities Matters
Antitrust and Other Litigation: On February 7, 2019, a putative class action captioned STACHON v. BANK OF AMERICA, N.A., ET AL., was filed in the United States District Court for the Southern District of New York against Citigroup, Citibank, CGMI, and Citigroup Global Markets Limited (CGML) and other defendants, on behalf of indirect purchasers of supranational, sub-sovereign and agency (SSA) bonds. Plaintiffs assert claims under New York antitrust laws based on the same conduct alleged in the previously filed SSA bond lawsuits and seek treble damages and injunctive relief. The action is currently stayed pending a decision on the motion to dismiss in the consolidated direct purchaser action captioned IN RE SSA BONDS ANTITRUST LITIGATION. Additional information relating to these actions is publicly available in court filings under the docket numbers 19 Civ. 01205 (S.D.N.Y.) (Swain, J.), and 16-cv-03711 (S.D.N.Y.) (Ramos, J.).
On January 24, 2019, in an action filed in the Canadian Federal Court related to the SSA bond market, plaintiffs delivered an amended statement of claim, in which they continue to assert claims for breach of the competition law and breach of foreign law, while also asserting additional claims of civil conspiracy, unjust enrichment, waiver of tort and breach of contract. Additional information relating to this action is publicly available in court filings under the docket number T-1871-17 (Fed. Ct.).
Between February 22 and April 11, 2019, 12 putative class actions, which have been consolidated under the caption IN RE GSE BONDS ANTITRUST LITIGATION, were filed in the United States District Court for the Southern District of New York against Citigroup, CGMI, and numerous other defendants, on behalf of purported classes of persons or entities that transacted in bonds issued by United States government-sponsored entities with one or more of the defendants. Plaintiffs assert claims under the Sherman Act and for unjust enrichment based on defendants’ alleged conspiracy to manipulate the market for such bonds, and seek treble damages and injunctive relief. Additional information relating to this action is publicly available in court filings under the docket number 19 Civ. 1704 (S.D.N.Y.) (Rakoff, J.).

Variable Rate Demand Obligation Litigation
In February and March 2019, certain financial institutions that served as remarketing agents for municipal bonds called variable rate demand obligations (VRDOs), including Citigroup, Citibank, CGMI, CGML and numerous other industry participants, were named as defendants in putative class actions filed by the City of Philadelphia and the City of Baltimore in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants colluded to set artificially high VRDO interest rates. The complaints assert violations of the Sherman Act, as well as claims for breach of contract and unjust enrichment, and seek damages and injunctive relief. On April 5, 2019, the two suits were consolidated for pre-trial purposes. Additional information concerning these actions is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.) and 19-CV-2667 (S.D.N.Y.) (Furman, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018, Condensed Consolidating Balance Sheet as of March 31, 2019 and December 31, 2018 and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2019 and 2018 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.

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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$9,167	$—	$—	$(9,167)	$—
Interest revenue	—	2,572	16,504	—	19,076
Interest revenue—intercompany	1,325	503	(1,828)	—	—
Interest expense	1,271	1,824	4,222	—	7,317
Interest expense—intercompany	312	1,075	(1,387)	—	—
Net interest revenue	$(258)	$176	$11,841	$—	$11,759
Commissions and fees	$—	$1,307	$1,619	$—	$2,926
Commissions and fees—intercompany	(1)	121	(120)	—	—
Principal transactions	(825)	(1,034)	4,663	—	2,804
Principal transactions—intercompany	447	2,036	(2,483)	—	—
Other income	319	99	669	—	1,087
Other income—intercompany	(34)	42	(8)	—	—
Total non-interest revenues	$(94)	$2,571	$4,340	$—	$6,817
Total revenues, net of interest expense	$8,815	$2,747	$16,181	$(9,167)	$18,576
Provisions for credit losses and for benefits and claims	$—	$—	$1,980	$—	$1,980
Operating expenses
Compensation and benefits	$33	$1,284	$4,341	$—	$5,658
Compensation and benefits—intercompany	26	—	(26)	—	—
Other operating	5	553	4,368	—	4,926
Other operating—intercompany	5	582	(587)	—	—
Total operating expenses	$69	$2,419	$8,096	$—	$10,584
Equity in undistributed income of subsidiaries	$(4,203)	$—	$—	$4,203	$—
Income (loss) from continuing operations before income taxes	$4,543	$328	$6,105	$(4,964)	$6,012
Provision (benefit) for income taxes	(167)	140	1,302	—	1,275
Income (loss) from continuing operations	$4,710	$188	$4,803	$(4,964)	$4,737
Loss from discontinued operations, net of taxes	—	—	(2)	—	(2)
Net income before attribution of noncontrolling interests	$4,710	$188	$4,801	$(4,964)	$4,735
Noncontrolling interests	—	—	25	—	25
Net income (loss)	$4,710	$188	$4,776	$(4,964)	$4,710
Comprehensive income
Add: Other comprehensive income (loss)	$862	$(289)	$999	$(710)	$862
Total Citigroup comprehensive income (loss)	$5,572	$(101)	$5,775	$(5,674)	$5,572
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(13)	$—	$(13)
Add: Net income attributable to noncontrolling interests	—	—	25	—	25
Total comprehensive income (loss)	$5,572	$(101)	$5,787	$(5,674)	$5,584

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2018
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$5,585		$—		$—	$(5,585)	$—
Interest revenue	52		1,656		14,624	—	16,332
Interest revenue—intercompany	1,130		383		(1,513)	—	—
Interest expense	1,238		1,013		2,909	—	5,160
Interest expense—intercompany	259		772		(1,031)	—	—
Net interest revenue	$(315)		$254		$11,233	$—	$11,172
Commissions and fees	$—		$1,252		$1,778	$—	$3,030
Commissions and fees—intercompany	—		—		—	—	—
Principal transactions	1,031		921		1,290	—	3,242
Principal transactions—intercompany	(386)		192		194	—	—
Other income	(928)		153		2,203	—	1,428
Other income—intercompany	55		55		(110)	—	—
Total non-interest revenues	$(228)		$2,573		$5,355	$—	$7,700
Total revenues, net of interest expense	$5,042		$2,827		$16,588	$(5,585)	$18,872
Provisions for credit losses and for benefits and claims	$—		$—		$1,857	$—	$1,857
Operating expenses
Compensation and benefits	$134		$1,265		$4,408	$—	$5,807
Compensation and benefits—intercompany	34		—		(34)	—	—
Other operating	43		550		4,525	—	5,118
Other operating—intercompany	12		582		(594)	—	—
Total operating expenses	$223		$2,397		$8,305	$—	$10,925
Equity in undistributed income of subsidiaries	$(446)		$—		$—	$446	$—
Income (loss) from continuing operations before income taxes	$4,373		$430		$6,426	$(5,139)	$6,090
Provision (benefit) for income taxes	(247)	—	65		1,623	—	1,441
Income (loss) from continuing operations	$4,620		$365		$4,803	$(5,139)	$4,649
Loss from discontinued operations, net of taxes	—		—		(7)	—	(7)
Net income (loss) before attribution of noncontrolling interests	$4,620		$365		$4,796	$(5,139)	$4,642
Noncontrolling interests	—		—		22	—	22
Net income (loss)	$4,620		$365		$4,774	$(5,139)	$4,620
Comprehensive income
Add: Other comprehensive income (loss)	$52		$82		$(3,156)	$3,074	$52
Total Citigroup comprehensive income (loss)	$4,672		$447		$1,618	$(2,065)	$4,672
Add: Other comprehensive income attributable to noncontrolling interests	$—		$—	—	$14	$—	$14
Add: Net income attributable to noncontrolling interests	—		—	—	22	—	22
Total comprehensive income (loss)	$4,672		$447		$1,654	$(2,065)	$4,708

Condensed Consolidating Balance Sheet

	March 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$1	$963	$23,484	$—	$24,448
Cash and due from banks—intercompany	11	3,953	(3,964)	—	—
Deposits with banks	—	5,287	176,158	—	181,445
Deposits with banks—intercompany	3,000	6,235	(9,235)	—	—
Federal funds sold and resale agreements	—	210,012	54,483	—	264,495
Federal funds sold and resale agreements—intercompany	—	16,034	(16,034)	—	—
Trading account assets	296	163,582	122,633	—	286,511
Trading account assets—intercompany	825	1,770	(2,595)	—	—
Investments	5	241	349,035	—	349,281
Loans, net of unearned income	—	1,731	680,615	—	682,346
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,329)	—	(12,329)
Total loans, net	$—	$1,731	$668,286	$—	$670,017
Advances to subsidiaries	$142,884	$—	$(142,884)	$—	$—
Investments in subsidiaries	201,016	—	—	(201,016)	—
Other assets(1)	11,957	63,919	106,340	—	182,216
Other assets—intercompany	3,734	50,591	(54,325)	—	—
Total assets	$363,729	$524,318	$1,271,382	$(201,016)	$1,958,413
Liabilities and equity
Deposits	$—	$—	$1,030,355	$—	$1,030,355
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned and sold	—	163,595	26,777	—	190,372
Federal funds purchased and securities loaned and sold—intercompany	—	28,561	(28,561)	—	—
Trading account liabilities	14	94,159	42,219	—	136,392
Trading account liabilities—intercompany	1,863	1,919	(3,782)	—	—
Short-term borrowings	234	6,485	32,603	—	39,322
Short-term borrowings—intercompany	—	20,468	(20,468)	—	—
Long-term debt	149,830	30,542	63,194	—	243,566
Long-term debt—intercompany	—	73,094	(73,094)	—	—
Advances from subsidiaries	11,634	—	(11,634)	—	—
Other liabilities	3,308	62,484	55,599	—	121,391
Other liabilities—intercompany	594	10,443	(11,037)	—	—
Stockholders’ equity	196,252	32,568	169,211	(201,016)	197,015
Total liabilities and equity	$363,729	$524,318	$1,271,382	$(201,016)	$1,958,413

(1)	Other assets for Citigroup parent company at March 31, 2019 included $47.4 billion of placements to Citibank and its branches, of which $35.8 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$1	$689	$22,955	$—	$23,645
Cash and due from banks—intercompany	19	3,545	(3,564)	—	—
Deposits with banks	—	4,915	159,545	—	164,460
Deposits with banks—intercompany	3,000	6,528	(9,528)	—	—
Federal funds sold and resale agreements	—	212,720	57,964	—	270,684
Federal funds sold and resale agreements—intercompany	—	20,074	(20,074)	—	—
Trading account assets	302	146,233	109,582	—	256,117
Trading account assets—intercompany	627	1,728	(2,355)	—	—
Investments	7	224	358,376	—	358,607
Loans, net of unearned income	—	1,292	682,904	—	684,196
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,315)	—	(12,315)
Total loans, net	$—	$1,292	$670,589	$—	$671,881
Advances to subsidiaries	$143,119	$—	$(143,119)	$—	$—
Investments in subsidiaries	205,337	—	—	(205,337)	—
Other assets(1)	9,861	59,734	102,394	—	171,989
Other assets—intercompany	3,037	44,255	(47,292)	—	—
Total assets	$365,310	$501,937	$1,255,473	$(205,337)	$1,917,383
Liabilities and equity
Deposits	$—	$—	$1,013,170	$—	$1,013,170
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned and sold	—	155,830	21,938	—	177,768
Federal funds purchased and securities loaned and sold—intercompany	—	21,109	(21,109)	—	—
Trading account liabilities	1	95,571	48,733	—	144,305
Trading account liabilities—intercompany	410	1,398	(1,808)	—	—
Short-term borrowings	207	3,656	28,483	—	32,346
Short-term borrowings—intercompany	—	11,343	(11,343)	—	—
Long-term debt	143,768	25,986	62,245	—	231,999
Long-term debt—intercompany	—	73,884	(73,884)	—	—
Advances from subsidiaries	21,471	—	(21,471)	—	—
Other liabilities	3,010	66,732	50,979	—	120,721
Other liabilities—intercompany	223	13,763	(13,986)	—	—
Stockholders’ equity	196,220	32,665	173,526	(205,337)	197,074
Total liabilities and equity	$365,310	$501,937	$1,255,473	$(205,337)	$1,917,383

(1)	Other assets for Citigroup parent company at December 31, 2018 included $34.7 billion of placements to Citibank and its branches, of which $22.4 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$10,950	$(30,786)	$(17,780)	$—	$(37,616)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(69,673)	$—	$(69,673)
Proceeds from sales of investments	—	—	31,436	—	31,436
Proceeds from maturities of investments	—	—	47,363	—	47,363
Change in loans	—	—	(892)	—	(892)
Proceeds from sales and securitizations of loans	—	—	2,062	—	2,062
Change in federal funds sold and resales	—	6,748	(559)	—	6,189
Changes in investments and advances—intercompany	(106)	(6,636)	6,742	—	—
Other investing activities	—	(17)	(425)	—	(442)
Net cash provided by (used in) investing activities of continuing operations	$(106)	$95	$16,054	$—	$16,043
Cash flows from financing activities of continuing operations
Dividends paid	$(1,320)	$—	$—	$—	$(1,320)
Redemption of preferred stock	(480)	—	—	—	(480)
Treasury stock acquired	(4,055)	—	—	—	(4,055)
Proceeds (repayments) from issuance of long-term debt, net	5,199	5,576	(1,791)	—	8,984
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(1,295)	1,295	—	—
Change in deposits	—	—	17,186	—	17,186
Change in federal funds purchased and repos	—	15,217	(2,613)	—	12,604
Change in short-term borrowings	—	2,829	4,147	—	6,976
Net change in short-term borrowings and other advances—intercompany	(9,838)	9,125	713	—	—
Other financing activities	(358)	—	—	—	(358)
Net cash provided by (used in) financing activities of continuing operations	$(10,852)	$31,452	$18,937	$—	$39,537
Effect of exchange rate changes on cash and due from banks	$—	$—	$(176)	$—	$(176)
Change in cash and due from banks and deposits with banks	$(8)	$761	$17,035	$—	$17,788
Cash and due from banks and deposits with banks at beginning of period	3,020	15,677	169,408	—	188,105
Cash and due from banks and deposits with banks at end of period	$3,012	$16,438	$186,443	$—	$205,893
Cash and due from banks	$12	$4,916	$19,520	$—	$24,448
Deposits with banks	3,000	11,522	166,923	—	181,445
Cash and due from banks and deposits with banks at end of period	$3,012	$16,438	$186,443	$—	$205,893
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$306	$57	$962	$—	$1,325
Cash paid during the year for interest	956	2,694	3,281	—	6,931
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$2,000	$—	$2,000
Transfers to OREO and other repossessed assets	—	—	36	—	36

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,268	$7,046	$(5,358)	$—	$6,956
Cash flows from investing activities of continuing operations
Purchases of investments	$(7,955)	$—	$(33,075)	$—	$(41,030)
Proceeds from sales of investments	—	—	20,688	—	20,688
Proceeds from maturities of investments	—	—	21,509	—	21,509
Change in loans	—	—	(8,717)	—	(8,717)
Proceeds from sales and securitizations of loans	—	—	1,654	—	1,654
Proceeds from significant disposals	—	—	—	—	—
Change in federal funds sold and resales	—	(22,167)	(3,242)	—	(25,409)
Changes in investments and advances—intercompany	(1,463)	(3,603)	5,066	—	—
Other investing activities	(729)	(9)	(81)	—	(819)
Net cash provided by (used in) investing activities of continuing operations	$(10,147)	$(25,779)	$3,802	$—	$(32,124)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,095)	$—	$—	$—	$(1,095)
Redemption of preferred stock	(97)	—	—	—	(97)
Treasury stock acquired	(2,378)	—	—	—	(2,378)
Proceeds from issuance of long-term debt, net	699	2,004	184	—	2,887
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(412)	412	—	—
Change in deposits	—	—	41,397	—	41,397
Change in federal funds purchased and repos	—	11,359	4,123	—	15,482
Change in short-term borrowings	—	(409)	(7,949)	—	(8,358)
Net change in short-term borrowings and other advances—intercompany	14	8,226	(8,240)	—	—
Capital contributions from parent	—	(585)	585	—	—
Other financing activities	(261)	—	(214)	—	(475)
Net cash provided by (used in) financing activities of continuing operations	$(3,118)	$20,183	$30,298	$—	$47,363
Effect of exchange rate changes on cash and due from banks	$—	$—	$(7)	$—	$(7)
Change in cash and due from banks and deposits with banks	$(7,997)	$1,450	$28,735	$—	$22,188
Cash and due from banks and deposits with banks at beginning of period	11,013	12,695	156,808	—	180,516
Cash and due from banks and deposits with banks at end of period	$3,016	$14,145	$185,543	$—	$202,704
Cash and due from banks	$16	$5,648	$16,186	$—	$21,850
Deposits with banks	3,000	8,497	169,357	—	180,854
Cash and due from banks and deposits with banks at end of period	$3,016	$14,145	$185,543	$—	$202,704
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(266)	$29	$975	$—	$738
Cash paid during the year for interest	883	1,627	2,076	—	4,586
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$900	$—	$900
Transfers to OREO and other repossessed assets	—	—	26	—	26

UNREGISTERED SALES OF EQUITY SECURITIES, PURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s common stock repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
January 2019
Open market repurchases(1)	24.1	$59.35	$6,201
Employee transactions(2)	—	—	N/A
February 2019
Open market repurchases(1)	21.1	63.60	4,857
Employee transactions(2)	—	—	N/A
March 2019
Open market repurchases(1)	20.4	62.98	3,575
Employee transactions(2)	—	—	N/A
Total for 1Q19 and remaining program balance as of March 31, 2019	65.6	$61.85	$3,575

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

N/A Not applicable

Dividends
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on regulatory approval, including an annual regulatory review of the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. For additional information regarding Citi’s capital planning and stress testing, see “Capital Resources—Stress Testing Component of Capital Planning” and “Capital Resources—Regulatory Capital Standards Developments” and “Risk Factors—Strategic Risks” in Citi’s 2018 Annual Report on Form 10-K.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the
Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2019.

CITIGROUP INC.
(Registrant)

By    /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Raja J. Akram
Raja J. Akram
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01+	Restated Certificate of Incorporation of the Company, as in effect on the date hereof.

10.01+*	Form of Citigroup Inc. Performance Share Unit Award Agreement (for awards granted on February 14, 2019 and in future years).

10.02+*	Form of Citigroup Inc. CAP/DCAP Award Agreement (for awards granted on February 14, 2019 and in future years).

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2019, filed on April 30, 2019, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.