Form 10-Q
period 2019-06-30
CITIGROUP INC
filed 2019-08-01
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission file number 1-9924
Citigroup Inc.
(Exact name of registrant as specified in its charter)

Delaware			52-1568099
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
388 Greenwich Street,	New York	NY	10013
(Address of principal executive offices)			(Zip code)
(212) 559-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 formatted in Inline XBRL: See Exhibit 99.01
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on June 30, 2019: 2,259,056,466

Available on the web at www.citigroup.com

CITIGROUP’S SECOND QUARTER 2019—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report on Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (First Quarter of 2019 Form 10-Q).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2019—Results Demonstrated Continued Progress
As described further throughout this Executive Summary, during the second quarter of 2019, Citi continued to demonstrate steady progress toward improving its profitability and returns, despite an uncertain environment. During the quarter, Citi had revenue growth and positive operating leverage in every region in Global Consumer Banking (GCB), excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation). (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.)
Citi also showed continued momentum across treasury and trade solutions, securities services and the private bank in the Institutional Clients Group (ICG), while investment banking and fixed income and equity markets revenues were impacted by a challenging market environment. Citi’s results in the quarter also included a pretax gain of approximately $350 million (approximately $270 million after-tax) on Citi’s investment in Tradeweb (an electronic trading platform), recorded in fixed income markets within ICG.
Citi continued to demonstrate strong expense discipline, resulting in the eleventh consecutive quarter of positive operating leverage. Citi also had deposit and loan growth in both GCB and ICG, while credit quality remained broadly stable.
In the quarter, Citi continued to return capital to its shareholders, including $4.6 billion in the form of common stock repurchases and dividends. Citi repurchased approximately 54 million common shares, contributing to a 10% reduction in average outstanding common shares from the prior-year period. Despite progress in returning capital to shareholders, Citi’s key regulatory capital metrics remained strong (see “Capital” below).
During the quarter, the Federal Reserve Board advised Citi that it did not object to the capital plan submitted as part of Citi’s 2019 Comprehensive Capital Analysis and Review (CCAR). Accordingly, Citi intends to return $21.5 billion of capital to its common shareholders over the next four quarters, beginning in the third quarter of 2019 (for additional information, see “Equity Security Repurchases” and “Dividends” below).
While global growth has continued, economic forecasts for 2019 have been lowered and various economic, political and other risks and uncertainties could create a more volatile operating environment and impact Citi’s businesses and future results. For a discussion of the risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition during the remainder of 2019, see each respective business’s results of operations and “Forward-Looking Statements” below, as well as each respective business’s results of operations and the “Managing Global Risk” and “Risk Factors” sections in Citi’s 2018 Annual Report on Form 10-K.

Second Quarter of 2019 Results Summary

Citigroup
Citigroup reported net income of $4.8 billion, or $1.95 per share, compared to net income of $4.5 billion, or $1.63 per share, in the prior-year period. Net income increased 7% from the prior-year period, primarily driven by higher revenues, lower expenses and a lower effective tax rate, partially offset by higher cost of credit. Earnings per share increased 20%, including the Tradeweb gain. Excluding the Tradeweb gain, earnings per share of $1.83 increased 12%, primarily reflecting the 10% reduction in average shares outstanding, driven by the common stock repurchases as well as the lower effective tax rate. (Citi’s results of operations excluding gains are non-GAAP financial measures.)
Citigroup revenues of $18.8 billion in the second quarter of 2019 increased 2% from the prior-year period, reflecting the Tradeweb gain and higher revenues across GCB, partially offset by declines in investment banking and fixed income and equity markets revenues, as well as mark-to-market losses on loan hedges in ICG.
Citigroup’s end-of-period loans increased 3% to $689 billion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s end-of-period loans also grew 3%, as 4% aggregate growth in GCB and ICG was partially offset by the continued wind-down of legacy assets in Corporate/Other. Citigroup’s end-of-period deposits increased 5% to $1.0 trillion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s deposits also increased 5%, primarily driven by 6% growth in ICG deposits as well as 3% growth in GCB.

Expenses
Citigroup operating expenses of $10.5 billion decreased 2% versus the prior-year period, as efficiency savings and the wind-down of legacy assets were partially offset by continued investments and volume-driven growth. Year-over-year, ICG operating expenses were down 2% and Corporate/Other operating expenses decreased 20%, while GCB operating expenses were largely unchanged.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $2.1 billion increased 16% from the prior-year period. The increase was primarily driven by higher net credit losses in both Citi-branded cards and Citi retail services in North America GCB as well as normalization in credit trends in ICG.
Net credit losses of $2.0 billion increased 15% versus the prior-year period. Consumer net credit losses of $1.9 billion increased 11% from the prior-year period, primarily reflecting volume growth and seasoning in the North America cards portfolios. Corporate net credit losses increased to $70 million from a net recovery of $2 million in the prior-year period, reflecting credit normalization in ICG. For additional information on Citi’s consumer and corporate credit costs and allowance for loan losses, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital and Tier 1 Capital ratios were 11.9% and 13.4% as of June 30, 2019, respectively, compared to 12.1% and 13.8% as of June 30, 2018, both based on the Basel III Standardized Approach for determining risk-weighted assets. The decline in regulatory capital ratios primarily reflected the return of capital to common shareholders, partially offset by net income. Citigroup’s Supplementary Leverage ratio as of June 30, 2019 was 6.4%, compared to 6.6% as of June 30, 2018. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $1.4 billion increased 11%. Excluding the impact of FX translation, net income also increased 11%, driven primarily by higher revenues and a lower effective tax rate, partially offset by higher expenses and cost of credit. GCB operating expenses of $4.7 billion were largely unchanged versus the prior-year period. Excluding the impact of FX translation, expenses increased 1%, as continued investments and volume-driven expenses were largely offset by efficiency savings.
GCB revenues of $8.5 billion increased 3% versus the prior-year period. Excluding the impact of FX translation, revenues increased 4%, driven by growth in all three regions. North America GCB revenues of $5.2 billion increased 3%, primarily driven by growth in Citi-branded cards and Citi retail services, as retail banking revenues were largely unchanged. In North America GCB, Citi-branded cards revenues of $2.2 billion increased 7%, primarily driven by growth in interest-earning balances. Citi retail services revenues of $1.6 billion increased 1% versus the prior-year period, primarily reflecting loan growth, partially offset by higher contractual partner payments. Retail banking revenues of $1.4 billion were largely unchanged versus the prior-year period. Excluding mortgage revenues, retail banking revenues of $1.2 billion increased 1% from the prior-year period, as improved growth in deposit volumes was partially offset by lower deposit spreads in commercial banking.
North America GCB average deposits of $183 billion increased 2% year-over-year, average retail banking loans of $58 billion increased 4% year-over-year and assets under management of $68 billion grew 12%. Average Citi-branded card loans of $88 billion increased 2%, while Citi-branded card purchase sales of $93 billion increased 8% versus the prior-year period. Average Citi retail services loans of $49 billion increased 5% versus the prior-year period, while Citi retail services purchase sales of $23 billion increased 4%. For additional information on the results of operations of North America GCB for the second quarter of 2019, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) of $3.3 billion increased 3%

versus the prior-year period. Excluding the impact of FX translation, international GCB revenues increased 4% versus the prior-year period. On this basis, Latin America GCB revenues increased 3% versus the prior-year period, including the impact of the revenues associated with an asset management business in Mexico sold in the third quarter of 2018. Excluding this impact, Latin America GCB revenues increased 5%, primarily driven by an increase in cards revenues and improved deposit spreads. Asia GCB revenues increased 5%, including a gain from a building sale. Excluding this gain, revenues increased 3%, primarily driven by higher deposit revenues as well as a recovery in investment revenues. For additional information on the results of operations of Latin America GCB and Asia GCB for the second quarter of 2019, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, international GCB average deposits of $130 billion increased 5%, average retail banking loans of $90 billion increased 2%, assets under management of $108 billion increased 5%, average card loans of $25 billion increased 4% and card purchase sales of $26 billion increased 6%, all excluding the impact of FX translation.

Institutional Clients Group
ICG net income of $3.3 billion increased 3%, primarily driven by a decrease in expenses and a lower effective tax rate, partially offset by higher cost of credit. ICG operating expenses decreased 2% to $5.4 billion, as efficiency savings more than offset investments and volume-related expenses.
ICG revenues of $9.7 billion were largely unchanged in the second quarter of 2019, as the Tradeweb gain was offset by a 3% decrease in Banking revenues and a 4% decrease in Markets and securities services revenues. The decrease in Banking revenues included the impact of $75 million of losses on loan hedges within corporate lending, compared to gains of $23 million in the prior-year period.
Banking revenues of $5.1 billion (excluding the impact of gains (losses) on loan hedges within corporate lending) decreased 1%, as growth in treasury and trade solutions and the private bank was more than offset by lower revenues in investment banking and corporate lending. Investment banking revenues of $1.3 billion decreased 10%, but outperformed the market wallet. Advisory revenues decreased 36% to $232 million, equity underwriting revenues decreased 6% to $314 million and debt underwriting revenues increased 2% to $737 million, all versus the prior-year period.
Treasury and trade solutions revenues of $2.4 billion increased 4% versus the prior-year period, and 7% excluding the impact of FX translation, reflecting continued strong client engagement, with growth in deposits and transaction volumes as well as improved trade spreads. Private bank revenues increased 2% to $866 million versus the prior-year period, reflecting growth with new and existing clients, which drove higher lending and deposit volumes as well as growth in assets under management, partially offset by spread compression. Corporate lending revenues decreased 24% to $463 million. Excluding the impact of gains (losses) on loan hedges, corporate lending revenues decreased 9% versus the prior-year period, reflecting lower spreads and higher hedging costs.
Markets and securities services revenues of $4.7 billion increased 4% from the prior-year period, including the Tradeweb gain. Excluding the Tradeweb gain, Markets and securities services revenues decreased 4% from the prior-year period, as higher revenues in securities services were more than offset by lower fixed income and equity markets revenues. Fixed income markets revenues of $3.3 billion increased 8% from the prior-year period, including the Tradeweb gain. Excluding the Tradeweb gain, fixed income markets revenues decreased 4%, reflecting the challenging market environment, particularly in rates. Equity markets revenues of $790 million decreased 9%, primarily reflecting lower client activity in cash equities and prime finance, partially offset by strong corporate client activity in derivatives. Securities services revenues of $682 million increased 3% versus the prior-year period, and 7% excluding the impact of FX translation, reflecting higher rates as well as an increase in client activity. For additional information on the results of operations of ICG for the second quarter of 2019, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net income was $54 million in the second quarter of 2019, compared to a net loss of $14 million in the prior-year period. Operating expenses of $481 million declined 20% from the prior-year period, largely reflecting the wind-down of legacy assets. Corporate/Other revenues of $532 million increased 1% from the prior-year period, as higher treasury revenues and gains were largely offset by the continued wind-down of legacy assets. For additional information on the results of operations of Corporate/Other for the second quarter of 2019, see “Corporate/Other” below.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per share amounts and ratios	2019	2018	% Change	2019	2018	% Change
Net interest revenue	$11,950	$11,665	2%	$23,709	$22,837	4%
Non-interest revenue	6,808	6,804	—	13,625	14,504	(6)
Revenues, net of interest expense	$18,758	$18,469	2%	$37,334	$37,341	—%
Operating expenses	10,500	10,712	(2)	21,084	21,637	(3)
Provisions for credit losses and for benefits and claims	2,093	1,812	16	4,073	3,669	11
Income from continuing operations before income taxes	$6,165	$5,945	4%	$12,177	$12,035	1%
Income taxes	1,373	1,444	(5)	2,648	2,885	(8)
Income from continuing operations	$4,792	$4,501	6%	$9,529	$9,150	4%
Income from discontinued operations, net of taxes(1)	17	15	13	15	8	88
Net income before attribution of noncontrolling interests	$4,809	$4,516	6%	$9,544	$9,158	4%
Net income attributable to noncontrolling interests	10	26	(62)	35	48	(27)
Citigroup’s net income	$4,799	$4,490	7%	$9,509	$9,110	4%
Less:
Preferred dividends—Basic	$296	$318	(7)%	$558	$590	(5)%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	50	49	2	109	90	21
Income allocated to unrestricted common shareholders for basic and diluted EPS	$4,453	$4,123	8%	$8,842	$8,430	5%
Earnings per share
Basic
Income from continuing operations	$1.94	$1.62	20%	$3.81	$3.30	15%
Net income	1.95	1.63	20	3.82	3.31	15
Diluted
Income from continuing operations	$1.94	$1.62	20%	$3.81	$3.30	15%
Net income	1.95	1.63	20	3.82	3.31	15
Dividends declared per common share	0.45	0.32	41	0.90	0.64	41

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per share amounts, ratios and direct staff	2019	2018	% Change	2019	2018	% Change
At June 30:
Total assets	$1,988,226	$1,912,334	4%
Total deposits	1,045,607	996,730	5
Long-term debt	252,189	236,822	6
Citigroup common stockholders’ equity	179,379	181,059	(1)
Total Citigroup stockholders’ equity	197,359	200,094	(1)
Direct staff (in thousands)	200	205	(2)
Performance metrics
Return on average assets	0.97%	0.94%		0.98%	0.96%
Return on average common stockholders’ equity(2)	10.1	9.2		10.2	9.5
Return on average total stockholders’ equity(2)	9.8	9.0		9.8	9.2
Efficiency ratio (total operating expenses/total revenues)	56.0	58.0		56.5	57.9
Basel III ratios
Common Equity Tier 1 Capital(3)	11.89%	12.14%
Tier 1 Capital(3)	13.43	13.77
Total Capital(3)	16.36	16.31
Supplementary Leverage ratio	6.38	6.60
Citigroup common stockholders’ equity to assets	9.02%	9.47%
Total Citigroup stockholders’ equity to assets	9.93	10.46
Dividend payout ratio(4)	23.1	19.6		23.6%	19.3%
Total payout ratio(5)	102.5	74.9		108.9	73.1
Book value per common share	$79.40	$71.95	10%
Tangible book value (TBV) per share(6)	67.64	61.29	10

(1)	See Note 2 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K for additional information on Citi’s discontinued operations.

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

(6)	For information on TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity” below.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	Second Quarter			Six Months
In millions of dollars	2019	2018	% Change	2019	2018	% Change
Income from continuing operations
Global Consumer Banking
North America	$721	$719	—%	$1,490	$1,557	(4)%
Latin America	262	197	33	514	376	37
Asia(1)	430	360	19	846	733	15
Total	$1,413	$1,276	11%	$2,850	$2,666	7%
Institutional Clients Group
North America	$1,022	$1,030	(1)%	$1,736	$1,888	(8)%
EMEA	1,005	986	2	2,130	2,099	1
Latin America	491	517	(5)	994	1,011	(2)
Asia	825	708	17	1,805	1,577	14
Total	$3,343	$3,241	3%	$6,665	$6,575	1%
Corporate/Other	36	(16)	NM	14	(91)	NM
Income from continuing operations	$4,792	$4,501	6%	$9,529	$9,150	4%
Discontinued operations	$17	$15	13%	$15	$8	88%
Less: Net income attributable to noncontrolling interests	10	26	(62)	35	48	(27)
Citigroup’s net income	$4,799	$4,490	7%	$9,509	$9,110	4%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	Second Quarter			Six Months
In millions of dollars	2019	2018	% Change	2019	2018	% Change
Global Consumer Banking
North America	$5,158	$5,004	3%	$10,343	$10,161	2%
Latin America	1,432	1,375	4	2,813	2,715	4
Asia(1)	1,915	1,865	3	3,800	3,794	—
Total	$8,505	$8,244	3%	$16,956	$16,670	2%
Institutional Clients Group
North America	$3,478	$3,511	(1)%	$6,597	$6,777	(3)%
EMEA	2,960	3,043	(3)	6,130	6,210	(1)
Latin America	1,195	1,168	2	2,355	2,384	(1)
Asia	2,088	1,975	6	4,333	4,181	4
Total	$9,721	$9,697	—%	$19,415	$19,552	(1)%
Corporate/Other	532	528	1	963	1,119	(14)
Total Citigroup net revenues	$18,758	$18,469	2%	$37,334	$37,341	—%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$9,323	$71,804	$122,116	$—	$203,243
Securities borrowed and purchased under agreements to resell	175	259,341	253	—	259,769
Trading account assets	1,041	295,151	10,639	—	306,831
Investments	1,064	117,471	231,167	—	349,702
Loans, net of unearned income and allowance for loan losses	304,569	360,298	11,337	—	676,204
Other assets	38,943	110,571	42,963	—	192,477
Net inter-segment liquid assets(4)	81,471	239,509	(320,980)	—	—
Total assets	$436,586	$1,454,145	$97,495	$—	$1,988,226
Liabilities and equity
Total deposits	$315,923	$714,759	$14,925	$—	$1,045,607
Securities loaned and sold under agreements to repurchase	4,255	176,844	34	—	181,133
Trading account liabilities	411	135,394	489	—	136,294
Short-term borrowings	370	26,646	15,426	—	42,442
Long-term debt(3)	1,752	53,783	44,513	152,141	252,189
Other liabilities	21,023	92,664	18,764	—	132,451
Net inter-segment funding (lending)(3)	92,852	254,055	2,593	(349,500)	—
Total liabilities	$436,586	$1,454,145	$96,744	$(197,359)	$1,790,116
Total stockholders’ equity(5)	—	—	751	197,359	198,110
Total liabilities and equity	$436,586	$1,454,145	$97,495	$—	$1,988,226

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of June 30, 2019. The respective segment information depicts the assets and liabilities managed by each segment as of such date.

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

(4)
Represents the attribution of Citigroup’s liquid assets (primarily consisting of cash, marketable equity securities and available-for-sale debt securities) to the various businesses based on Liquidity Coverage Ratio (LCR) assumptions.

(5)	Corporate/Other equity represents noncontrolling interests.

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,399 branches in 19 countries and jurisdictions as of June 30, 2019. At June 30, 2019, GCB had approximately $437 billion in assets and $316 billion in deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets (including commercial banking), Citi serves customers in a somewhat broader set of segments and geographies.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2019	2018	% Change	2019	2018	% Change
Net interest revenue	$7,272	$7,019	4%	$14,525	$13,999	4%
Non-interest revenue	1,233	1,225	1	2,431	2,671	(9)
Total revenues, net of interest expense	$8,505	$8,244	3%	$16,956	$16,670	2%
Total operating expenses	$4,663	$4,652	—%	$9,271	$9,329	(1)%
Net credit losses	$1,889	$1,726	9%	$3,780	$3,462	9%
Credit reserve build (release)	99	154	(36)	175	298	(41)
Provision (release) for unfunded lending commitments	5	3	67%	10	2	NM
Provision for benefits and claims	19	22	(14)	31	48	(35)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$2,012	$1,905	6%	$3,996	$3,810	5%
Income from continuing operations before taxes	$1,830	$1,687	8%	$3,689	$3,531	4%
Income taxes	417	411	1	839	865	(3)
Income from continuing operations	$1,413	$1,276	11%	$2,850	$2,666	7%
Noncontrolling interests	1	1	—	1	3	(67)
Net income	$1,412	$1,275	11%	$2,849	$2,663	7%
Balance Sheet data and ratios (in billions of dollars)
Total EOP assets	$437	$422	4%
Average assets	431	417	3	$429	$420	2%
Return on average assets	1.31%	1.23%		1.34%	1.28%
Efficiency ratio	55	56		55	56
Average deposits	$313	$306	2	$312	$307	2
Net credit losses as a percentage of average loans	2.45%	2.28%		2.46%	2.29%
Revenue by business
Retail banking	$3,574	$3,483	3%	$7,041	$6,947	1%
Cards(1)	4,931	4,761	4	9,915	9,723	2
Total	$8,505	$8,244	3%	$16,956	$16,670	2%
Income from continuing operations by business
Retail banking	$629	$577	9%	$1,155	$1,097	5%
Cards(1)	784	699	12	1,695	1,569	8
Total	$1,413	$1,276	11%	$2,850	$2,666	7%
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$8,505	$8,244	3%	$16,956	$16,670	2%
Impact of FX translation(2)	—	(29)		—	(142)
Total revenues—ex-FX(3)	$8,505	$8,215	4%	$16,956	$16,528	3%
Total operating expenses—as reported	$4,663	$4,652	—%	$9,271	$9,329	(1)%
Impact of FX translation(2)	—	(23)		—	(93)
Total operating expenses—ex-FX(3)	$4,663	$4,629	1%	$9,271	$9,236	—%
Total provisions for LLR & PBC—as reported	$2,012	$1,905	6%	$3,996	$3,810	5%
Impact of FX translation(2)	—	(2)		—	(22)
Total provisions for LLR & PBC—ex-FX(3)	$2,012	$1,903	6%	$3,996	$3,788	5%
Net income—as reported	$1,412	$1,275	11%	$2,849	$2,663	7%
Impact of FX translation(2)	—	(4)		—	(19)
Net income—ex-FX(3)	$1,412	$1,271	11%	$2,849	$2,644	8%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the second quarter of 2019 and year-to-date 2019 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
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
As of June 30, 2019, North America GCB had 688 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of June 30, 2019, North America GCB had approximately 9.1 million retail banking customer accounts, $58.3 billion in retail banking loans and $184.0 billion in deposits. In addition, North America GCB had approximately 118.9 million Citi-branded and Citi retail services credit card accounts with $140.2 billion in outstanding card loan balances.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2019	2018	% Change	2019	2018	% Change
Net interest revenue	$5,030	$4,780	5%	$10,088	$9,530	6%
Non-interest revenue	128	224	(43)	255	631	(60)
Total revenues, net of interest expense	$5,158	$5,004	3%	$10,343	$10,161	2%
Total operating expenses	$2,720	$2,666	2%	$5,389	$5,311	1%
Net credit losses	$1,428	$1,278	12%	$2,857	$2,574	11%
Credit reserve build (release)	82	115	(29)	180	238	(24)
Provision (release) for unfunded lending commitments	6	2	NM	11	(2)	NM
Provision for benefits and claims	6	5	20	12	11	9
Provisions for credit losses and for benefits and claims	$1,522	$1,400	9%	$3,060	$2,821	8%
Income from continuing operations before taxes	$916	$938	(2)%	$1,894	$2,029	(7)%
Income taxes	195	219	(11)	404	472	(14)
Income from continuing operations	$721	$719	—%	$1,490	$1,557	(4)%
Noncontrolling interests	—	—	—	—	—	—
Net income	$721	$719	—%	$1,490	$1,557	(4)%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$253	$244	4%	$252	$246	2%
Return on average assets	1.14%	1.18%		1.19%	1.28%
Efficiency ratio	53	53		52	52
Average deposits	$183.0	$179.9	2	$182.7	$180.4	1
Net credit losses as a percentage of average loans	2.93%	2.72%		2.95%	2.74%
Revenue by business
Retail banking	$1,351	$1,348	—%	$2,667	$2,655	—%
Citi-branded cards	2,197	2,062	7	4,392	4,294	2
Citi retail services	1,610	1,594	1	3,284	3,212	2
Total	$5,158	$5,004	3%	$10,343	$10,161	2%
Income from continuing operations by business
Retail banking	$114	$161	(29)%	$197	$301	(35)%
Citi-branded cards	364	309	18	746	734	2
Citi retail services	243	249	(2)	547	522	5
Total	$721	$719	—%	$1,490	$1,557	(4)%

NM Not meaningful

2Q19 vs. 2Q18
Net income was largely unchanged, as higher revenues and a lower effective tax rate were offset by higher cost of credit and higher expenses.
Revenues increased 3%, reflecting growth in Citi-branded cards and Citi retail services.
Retail banking revenues were largely unchanged. Excluding mortgage revenues (decline of 9%), revenues were up 1%, as growth in deposit volumes was partially offset by lower deposit spreads in commercial banking. Average deposits increased 2% and assets under management increased 12%. The decline in mortgage revenues was driven by spread compression, partially offset by higher volumes.
Cards revenues increased 4%. In Citi-branded cards, revenues increased 7%, primarily driven by continued growth in interest-earning balances. Average loans increased 2% and purchase sales increased 8%.
Citi retail services revenues increased 1%, primarily driven by organic loan growth and the benefit of the L.L.Bean portfolio acquisition, partially offset by higher contractual partner payments. Average loans increased 5% and purchase sales increased 4%.
Expenses increased 2%, as higher volume-related expenses and investments were largely offset by efficiency savings.
Provisions increased 9% from the prior-year period, primarily driven by higher net credit losses, partially offset by a lower net loan loss reserve build. Net credit losses increased 12%, primarily driven by higher net credit losses in Citi-branded cards (up 10% to $723 million) and Citi retail services (up 11% to $654 million). The increase in net credit losses primarily reflected volume growth and seasoning in both cards portfolios.
The net loan loss reserve build in the current quarter was $88 million, reflecting volume growth and seasoning in both cards portfolios (compared to a build of $117 million in the prior-year period).
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

2019 YTD vs. 2018 YTD
Year-to-date, North America GCB experienced similar trends to those described above. Net income decreased 4%, as higher cost of credit and higher expenses were partially offset by a lower effective tax rate and higher revenues.
Revenues increased 2%. Excluding the impact of the $150 million gain on the Hilton portfolio sale in the prior-year period, revenues increased 3%, reflecting higher revenues in Citi-branded cards and Citi retail services. Retail banking revenues were largely unchanged. Excluding mortgage revenues (decline of 11%), retail banking revenues increased 2%, driven by the same factors described above. Cards revenues increased 2% (4% excluding the Hilton gain). In Citi-branded cards, revenues increased 2% (6% excluding the Hilton gain), driven by the same factors described above. Citi retail services revenues increased 2%, driven by the same factors described above.
Expenses increased 1%, driven by the same factors described above.
Provisions increased 8%. Net credit losses increased 11%, driven by volume growth and seasoning in both cards portfolios. This increase was partially offset by a 19% decline in the net loan loss reserve build.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses in Mexico through Citibanamex, one of Mexico’s largest banks.
At June 30, 2019, Latin America GCB had 1,459 retail branches in Mexico, with approximately 30.3 million retail banking customer accounts, $20.1 billion in retail banking loans and $29.2 billion in deposits. In addition, the business had approximately 5.4 million Citi-branded card accounts with $5.7 billion in outstanding card loan balances.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2019	2018	% Change	2019	2018
Net interest revenue	$1,017	$1,013	—%	$1,992	$2,010	(1)%
Non-interest revenue	415	362	15	821	705	16
Total revenues, net of interest expense	$1,432	$1,375	4%	$2,813	$2,715	4%
Total operating expenses	$765	$779	(2)%	$1,500	$1,534	(2)%
Net credit losses	$285	$278	3%	$583	$556	5%
Credit reserve build	10	33	(70)	3	75	(96)
Provision (release) for unfunded lending commitments	(1)	—	—	(1)	1	NM
Provision for benefits and claims	13	17	(24)	19	37	(49)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$307	$328	(6)%	$604	$669	(10)%
Income from continuing operations before taxes	$360	$268	34%	$709	$512	38%
Income taxes	98	71	38	195	136	43
Income from continuing operations	$262	$197	33%	$514	$376	37%
Net income	$262	$197	33%	$514	$376	37%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$45	$43	5%	$45	$44	2%
Return on average assets	2.34%	1.84%		2.30%	1.72%
Efficiency ratio	53	57		53	57
Average deposits	$29.2	$28.3	3	$28.9	$28.6	1
Net credit losses as a percentage of average loans	4.47%	4.37%		4.57%	4.33%
Revenue by business
Retail banking	$1,015	$993	2%	$2,023	$1,952	4%
Citi-branded cards	417	382	9	790	763	4
Total	$1,432	$1,375	4%	$2,813	$2,715	4%
Income from continuing operations by business
Retail banking	$192	$152	26%	$389	$286	36%
Citi-branded cards	70	45	56	125	90	39
Total	$262	$197	33%	$514	$376	37%
FX translation impact
Total revenues—as reported	$1,432	$1,375	4%	$2,813	$2,715	4%
Impact of FX translation(1)	—	13		—	(31)
Total revenues—ex-FX(2)	$1,432	$1,388	3%	$2,813	$2,684	5%
Total operating expenses—as reported	$765	$779	(2)%	$1,500	$1,534	(2)%
Impact of FX translation(1)	—	6		—	(16)
Total operating expenses—ex-FX(2)	$765	$785	(3)%	$1,500	$1,518	(1)%
Provisions for LLR & PBC—as reported	$307	$328	(6)%	$604	$669	(10)%
Impact of FX translation(1)	—	3		—	(9)
Provisions for LLR & PBC—ex-FX(2)	$307	$331	(7)%	$604	$660	(8)%
Net income—as reported	$262	$197	33%	$514	$376	37%
Impact of FX translation(1)	—	2		—	(5)
Net income—ex-FX(2)	$262	$199	32%	$514	$371	39%

(1)	Reflects the impact of FX translation into U.S. dollars at the second quarter of 2019 and year-to-date 2019 average exchange rates for all periods presented.

(2)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q19 vs. 2Q18
Net income increased 32%, reflecting higher revenues, lower expenses and lower cost of credit.
Revenues increased 3% from the prior year. Excluding revenues associated with the sale of an asset management business in Mexico in the third quarter of 2018, revenues increased 5%, primarily driven by an increase in cards revenues and improved deposit spreads.
Retail banking revenues increased 1% compared to the prior-year period. Excluding the revenues associated with the asset management business, retail banking revenues increased 3%, as modest deposit growth (average deposits up 2%) and improved deposit spreads were partially offset by lower average loans (down 2%), reflecting the ongoing slowdown in overall economic growth and industry volumes in Mexico. Cards revenues increased 8%, primarily driven by continued volume growth, reflecting higher purchase sales (up 7%) and full-rate revolving loans, as well as higher rates. Average cards loans grew 2%.
Expenses decreased 3%, as efficiency savings more than offset ongoing investment spending and volume-driven growth.
Provisions decreased 7%, primarily driven by a lower net loan loss reserve build, reflecting lower volumes.
For additional information on Latin America GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

2019 YTD vs. 2018 YTD
Year-to-date, Latin America GCB experienced similar trends to those described above. Net income increased 39%, driven by the same factors described above.
Revenues increased 5%, reflecting higher revenues in both retail banking and cards. Retail banking revenues increased 5%, driven by the same factors described above. Cards revenues increased 5%, driven by the same factors described above.
Expenses decreased 1%, driven by the same factors described above.
Provisions decreased 8%, driven by the same factors described above.

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses, as applicable. During the second quarter of 2019, Asia GCB’s most significant revenues in Asia were from Hong Kong, Korea, Singapore, India, Australia, Taiwan, Thailand, Philippines, Indonesia and Malaysia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily Poland, Russia and the United Arab Emirates.
At June 30, 2019, on a combined basis, the businesses had 252 retail branches, approximately 16.1 million retail banking customer accounts, $70.8 billion in retail banking loans and $102.6 billion in deposits. In addition, the businesses had approximately 15.2 million Citi-branded card accounts with $19.2 billion in outstanding card loan balances.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted(1)	2019	2018	% Change	2019	2018
Net interest revenue	$1,225	$1,226	—%	$2,445	$2,459	(1)%
Non-interest revenue	690	639	8	1,355	1,335	1
Total revenues, net of interest expense	$1,915	$1,865	3%	$3,800	$3,794	—%
Total operating expenses	$1,178	$1,207	(2)%	$2,382	$2,484	(4)%
Net credit losses	$176	$170	4%	$340	$332	2%
Credit reserve build (release)	7	6	17	(8)	(15)	47
Provision (release) for unfunded lending commitments	—	1	(100)	—	3	(100)
Provisions for credit losses	$183	$177	3%	$332	$320	4%
Income from continuing operations before taxes	$554	$481	15%	$1,086	$990	10%
Income taxes	124	121	2	240	257	(7)
Income from continuing operations	$430	$360	19%	$846	$733	15%
Noncontrolling interests	1	1	—	1	3	(67)
Net income	$429	$359	19%	$845	$730	16%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$133	$130	2%	$133	$131	2%
Return on average assets	1.29%	1.11%		1.28%	1.12%
Efficiency ratio	62	65		63	65
Average deposits	$100.7	$97.6	3	$100.0	$98.4	2
Net credit losses as a percentage of average loans	0.80%	0.77%		0.77%	0.75%
Revenue by business
Retail banking	$1,208	$1,142	6%	$2,351	$2,340	—%
Citi-branded cards	707	723	(2)	1,449	1,454	—
Total	$1,915	$1,865	3%	$3,800	$3,794	—%
Income from continuing operations by business
Retail banking	$323	$264	22%	$569	$510	12%
Citi-branded cards	107	96	11	277	223	24
Total	$430	$360	19%	$846	$733	15%

FX translation impact
Total revenues—as reported	$1,915	$1,865	3%	$3,800	$3,794	—%
Impact of FX translation(2)	—	(42)		—	(111)
Total revenues—ex-FX(3)	$1,915	$1,823	5%	$3,800	$3,683	3%
Total operating expenses—as reported	$1,178	$1,207	(2)%	$2,382	$2,484	(4)%
Impact of FX translation(2)	—	(29)		—	(77)
Total operating expenses—ex-FX(3)	$1,178	$1,178	—%	$2,382	$2,407	(1)%
Provisions for loan losses—as reported	$183	$177	3%	$332	$320	4%
Impact of FX translation(2)	—	(5)		—	(13)
Provisions for loan losses—ex-FX(3)	$183	$172	6%	$332	$307	8%
Net income—as reported	$429	$359	19%	$845	$730	16%
Impact of FX translation(2)	—	(6)		—	(14)
Net income—ex-FX(3)	$429	$353	22%	$845	$716	18%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the second quarter of 2019 and year-to-date 2019 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q19 vs. 2Q18
Net income increased 22%, reflecting higher revenues and a lower effective tax rate, partially offset by higher cost of credit.
Revenues increased 5%, including a gain from a building sale. Excluding the gain, revenues increased 3%, driven by higher retail banking revenues.
Retail banking revenues increased 8% compared to the prior-year period. Excluding the gain, retail banking revenues increased 4%, primarily driven by higher deposit revenues as well as a recovery in investment revenues due to improved market sentiment. Investment sales increased 8%, while assets under management grew 10%, average deposits increased 6% and average loans increased 4%. Retail lending revenues declined 2%, as continued growth in personal loans was more than offset by lower mortgage revenues due to spread compression.
Cards revenues were largely unchanged, as continued growth in average loans (up 4%) and purchase sales (up 5%) were offset by spread compression.
Expenses were largely unchanged, as efficiency savings offset volume-driven growth and ongoing investment spending.
Provisions increased 6%, primarily driven by higher net credit losses, reflecting volume growth and seasoning. Overall credit quality continued to remain stable in the region.
For additional information on Asia GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

2019 YTD vs. 2018 YTD
Year-to-date, Asia GCB experienced similar trends to
those described above. Net income increased 18%, due to higher revenues, lower expenses and a lower effective tax rate, partially offset by higher cost of credit.
Revenues increased 3%, driven by growth in both retail banking and cards. Retail banking revenues increased 3%, driven by growth in deposits, partially offset by lower investment and retail lending revenues. Cards revenues were up 3%, including a modest one-time gain. Excluding the gain, cards revenues were up 1%, driven by continued growth in average loans and purchase sales, partially offset by spread compression.
Expenses decreased 1%, as volume-driven growth and ongoing investment spending were more than offset by efficiency savings.
Provisions were up 8%, driven by the same factors described above.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 98 countries and jurisdictions. At June 30, 2019, ICG had approximately $1.5 trillion in assets and $715 billion in deposits, while two of its businesses—securities services and issuer services—managed approximately $19.0 trillion in assets under custody compared to $17.8 trillion at the end of the prior-year period.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2019	2018	% Change	2019	2018
Commissions and fees	$1,046	$1,127	(7)%	$2,167	$2,340	(7)%
Administration and other fiduciary fees	696	713	(2)	1,366	1,407	(3)
Investment banking	1,100	1,246	(12)	2,212	2,231	(1)
Principal transactions	1,930	2,339	(17)	4,562	5,183	(12)
Other(1)	716	179	NM	1,000	644	55
Total non-interest revenue	$5,488	$5,604	(2)%	$11,307	$11,805	(4)%
Net interest revenue (including dividends)	4,233	4,093	3	8,108	7,747	5
Total revenues, net of interest expense	$9,721	$9,697	—%	$19,415	$19,552	(1)%
Total operating expenses	$5,356	$5,460	(2)%	$10,783	$10,966	(2)%
Net credit losses	$72	$(1)	NM	$127	$104	22%
Credit reserve build (release)	47	32	47	(7)	(143)	95
Provision (release) for unfunded lending commitments	(16)	(6)	NM	4	23	(83)
Provisions for credit losses	$103	$25	NM	$124	$(16)	NM
Income from continuing operations before taxes	$4,262	$4,212	1%	$8,508	$8,602	(1)%
Income taxes	919	971	(5)	1,843	2,027	(9)
Income from continuing operations	$3,343	$3,241	3%	$6,665	$6,575	1%
Noncontrolling interests	10	12	(17)	21	27	(22)
Net income	$3,333	$3,229	3%	$6,644	$6,548	1%
EOP assets (in billions of dollars)	$1,454	$1,397	4%
Average assets (in billions of dollars)	1,450	1,406	3	$1,432	$1,397	3%
Return on average assets	0.92%	0.92%		0.94%	0.95%
Efficiency ratio	55	56		56	56
Revenues by region
North America	$3,478	$3,511	(1)%	$6,597	$6,777	(3)%
EMEA	2,960	3,043	(3)	6,130	6,210	(1)
Latin America	1,195	1,168	2	2,355	2,384	(1)
Asia	2,088	1,975	6	4,333	4,181	4
Total	$9,721	$9,697	—%	$19,415	$19,552	(1)%
Income from continuing operations by region
North America	$1,022	$1,030	(1)%	$1,736	$1,888	(8)%
EMEA	1,005	986	2	2,130	2,099	1
Latin America	491	517	(5)	994	1,011	(2)
Asia	825	708	17	1,805	1,577	14
Total	$3,343	$3,241	3%	$6,665	$6,575	1%

Average loans by region (in billions of dollars)
North America	$178	$165	8%	$176	$162	9%
EMEA	85	80	6	85	79	8
Latin America	33	33	—	34	34	—
Asia	63	68	(7)	63	68	(7)
Total	$359	$346	4%	$358	$343	4%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$488	$459	6%
All other ICG businesses	227	217	5
Total	$715	$676	6%

(1) The second quarter of 2019 includes an approximate $350 million gain on Citi's investment in Tradeweb.
NM Not meaningful

ICG Revenue Details

	Second Quarter			Six Months		% Change
In millions of dollars	2019	2018	% Change	2019	2018
Investment banking revenue details
Advisory	$232	$361	(36)%	$610	$576	6%
Equity underwriting	314	335	(6)	486	551	(12)
Debt underwriting	737	726	2	1,541	1,425	8
Total investment banking	$1,283	$1,422	(10)%	$2,637	$2,552	3%
Treasury and trade solutions	2,441	2,336	4	4,836	4,604	5
Corporate lending—excluding gains (losses) on loan hedges(1)	538	589	(9)	1,107	1,110	—
Private bank	866	848	2	1,746	1,752	—
Total banking revenues (ex-gains (losses) on loan hedges)	$5,128	$5,195	(1)%	$10,326	$10,018	3%
Corporate lending—gains (losses) on loan hedges(1)	$(75)	$23	NM	$(306)	$46	NM
Total banking revenues (including gains (losses) on loan hedges), net of interest expense	$5,053	$5,218	(3)%	$10,020	$10,064	—%
Fixed income markets(2)	$3,323	$3,082	8%	$6,775	$6,507	4%
Equity markets	790	864	(9)	1,632	1,967	(17)
Securities services	682	665	3	1,320	1,306	1
Other	(127)	(132)	4	(332)	(292)	(14)
Total markets and securities services revenues, net of interest expense	$4,668	$4,479	4%	$9,395	$9,488	(1)%
Total revenues, net of interest expense	$9,721	$9,697	—%	$19,415	$19,552	(1)%
Commissions and fees	$198	$182	9%	$372	$357	4%
Principal transactions(3)	1,870	2,114	(12)	4,247	4,306	(1)
Other(2)	533	28	NM	683	303	NM
Total non-interest revenue	$2,601	$2,324	12%	$5,302	$4,966	7%
Net interest revenue	722	758	(5)	1,473	1,541	(4)
Total fixed income markets	$3,323	$3,082	8%	$6,775	$6,507	4%
Rates and currencies	$2,118	$2,241	(5)%	$4,520	$4,718	(4)%
Spread products/other fixed income	1,205	841	43	2,255	1,789	26
Total fixed income markets	$3,323	$3,082	8%	$6,775	$6,507	4%
Commissions and fees	$274	$308	(11)%	$567	$669	(15)%
Principal transactions(3)	7	101	(93)	403	638	(37)
Other	10	20	(50)	17	100	(83)
Total non-interest revenue	$291	$429	(32)%	$987	$1,407	(30)%
Net interest revenue	499	435	15	645	560	15
Total equity markets	$790	$864	(9)%	$1,632	$1,967	(17)%

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

(2)	The second quarter of 2019 includes an approximate $350 million gain on Citi's investment in Tradeweb.

(3)	Excludes principal transactions revenues of ICG businesses other than Markets, primarily treasury and trade solutions and the private bank.
NM Not meaningful

The discussion of the results of operations for ICG below excludes (where noted) the impact of gains (losses) on hedges of accrual loans, which are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

2Q19 vs. 2Q18
Net income increased 3%, primarily driven by a decrease in expenses and a lower effective tax rate, partially offset by an increase in cost of credit.

•
Revenues were largely unchanged, as the Tradeweb gain was offset by lower revenues in Banking (decrease of 3%, including the impact of the gains (losses) on loan hedges) and Markets and securities services (decrease of 4%, excluding the Tradeweb gain). Excluding the Tradeweb gain, revenues decreased 3%. Banking revenues were down 3%. Excluding the impact of the gains (losses) on loan hedges, Banking revenues decreased 1%, as higher revenues in treasury and trade solutions and the private bank were more than offset by lower revenues in investment banking and corporate lending. Markets and securities services revenues were up 4% versus the prior-year period, including the Tradeweb gain. Excluding the Tradeweb gain, Markets and securities services revenues decreased 4%, as higher revenues in securities services were more than offset by lower fixed income and equity markets revenues. Citi expects that revenues in its markets and investment banking businesses will likely continue to reflect the overall market environment in the near term.

Within Banking:

•
Investment banking revenues declined 10%, while outperforming the market wallet, as strength in debt underwriting was more than offset by a strong prior-year comparison in advisory. Advisory revenues declined 36%, primarily reflecting a decline in the market wallet as well as the strong prior-year period comparison. Equity underwriting revenues declined 6%, largely in line with the decline in market wallet. Debt underwriting revenues increased 2%, reflecting gains in wallet share, particularly in North America.

•
Treasury and trade solutions revenues increased 4%. Excluding the impact of FX translation, revenues increased 7%, driven by growth in both the cash and trade businesses, reflecting both higher net interest and fee revenues. Average deposit balances increased 8% (10% excluding the impact of FX translation), reflecting strong growth across all regions. Revenue growth in the cash business was primarily driven by continued growth in deposit balances, as deposit spreads remained stable. Revenue growth in the trade business was driven primarily by improved loan spreads and higher episodic fees, modestly offset by lower average trade loans.

•	Corporate lending revenues decreased from $612 million to $463 million. Excluding the impact of gains (losses) on loan hedges, revenues decreased 9%, driven by higher hedging costs and lower spreads.

•
Private bank revenues increased 2%, driven primarily by North America and Asia, partially offset by Latin America.  The increase in revenues reflected strong client activity, which drove higher lending, deposit and assets under management volumes, partially offset by spread compression.

Within Markets and securities services:

•
Fixed income markets revenues increased 8%, including the Tradeweb gain. Excluding the Tradeweb gain, revenues decreased 4%, as growth across Asia and Latin America was more than offset by lower revenues in North America. The decrease in revenues reflected both lower net interest and non-interest revenues. Net interest revenues declined reflecting higher funding costs, given the higher interest rate environment. The decrease in non-interest revenues was largely driven by lower principal transactions revenues, reflecting lower investor client activity, particularly in rates and currencies, in a challenging market environment.

Rates and currencies revenues decreased 5%, as lower revenues in G10 rates and currencies, primarily in North America, were partially offset by higher local markets rates and currencies revenues, while corporate client activity was broadly stable. The decrease in rates reflected the challenging market environment, particularly in North America, as well as lower investor client activity in EMEA.
Spread products and other fixed income revenues increased 43%, including the Tradeweb gain. Excluding the Tradeweb gain, revenues increased 1%, as an increase in client activity in financing and flow products was largely offset by a continued challenging market environment in structured products, particularly in North America.

•
Equity markets revenues decreased 9%, reflecting lower revenues in cash equities and prime finance, primarily in North America and Asia, partially offset by higher revenues in equity derivatives. The decline in cash equities revenues reflected lower client volumes. The decline in prime finance revenues was driven by lower client financing balances. Equity derivatives revenues increased, reflecting strong corporate client activity as well as improved volatility. Non-interest revenues decreased, primarily driven by lower principal transactions revenues, reflecting a change in the mix of trading positions in support of client activity, partially offset by an increase in net interest revenues.

•
Securities services revenues increased 3%. Excluding the impact of FX translation, revenues increased 7%, driven by higher client volumes and an increase in interest revenues due to higher interest rates.

Expenses decreased 2%, as efficiency savings and a benefit from FX translation more than offset ongoing investments and volume-related growth.
Provisions increased $78 million to $103 million, largely driven by higher net credit losses (up $73 million). The increase in net credit losses largely reflected a normalization of credit trends compared to the prior-year period that benefited from ratings upgrades. Citi expects this normalization of credit costs will likely continue in the near term.

2019 YTD vs. 2018 YTD
Net income increased 1%, primarily driven by lower expenses and a lower effective tax rate, partially offset by lower revenues and higher credit costs.

•
Revenues decreased 1%, driven by a 1% decrease in Markets and securities services revenues (including the Tradeweb gain), while Banking revenues (including the impact of the gains (losses) on loan hedges) were largely unchanged. Excluding the impact of the gains (losses) on loan hedges, Banking revenues increased 3%, driven by higher revenues in treasury and trade solutions and investment banking. Markets and securities services revenues decreased 1%, as the Tradeweb gain and higher securities services revenues were more than offset by lower fixed income and equity markets revenues.

Within Banking:

•
Investment banking revenues increased 3%. Advisory revenues increased 6%, reflecting gains in wallet share despite a decline in overall market wallet. Equity underwriting revenues decreased 12%, reflecting market wallet declines, particularly in EMEA and Asia. Debt underwriting revenues increased 8%, reflecting gains in wallet share, primarily in North America.

•
Treasury and trade solutions revenues increased 5%. Excluding the impact of FX translation, revenues increased 8%, reflecting growth in both the cash and trade businesses, driven by continued growth in deposit volumes and improved loan spreads as well as strong fee growth across most cash products.

•	Corporate lending revenues decreased from $1.2 billion to $801 million. Excluding the impact of gains (losses) on loan hedges, revenues were largely unchanged.

•	Private bank revenues were largely unchanged versus the
prior-year period, as higher loan and deposit volumes were offset by lower managed investments revenues and spread compression.

Within Markets and securities services:

•
Fixed income markets revenues increased 4%, including the Tradeweb gain. Excluding the Tradeweb gain, revenues decreased 1%, largely reflecting lower revenues in North America. Rates and currencies revenues decreased 4%, driven by the challenging market environment. Spread products and other fixed income revenues increased 26%, including the Tradeweb gain. Excluding the Tradeweb gain, revenues increased 6%, as strong flow trading and financing revenues were partially offset by lower revenues in structured products.

•	Equity markets revenues decreased 17%, driven by North America and Asia, reflecting lower client activity as well as comparison to a strong prior-year period characterized by higher market volatility.

•
Securities services revenues increased 1%. Excluding the impact of FX translation, revenues increased 6%, reflecting growth in both client volumes and assets under custody, as well as higher net interest revenue, driven by higher deposit volumes and higher interest rates.

Expenses decreased 2%, driven by the same factors described above.
Provisions increased $140 million to $124 million, primarily due to a lower loan loss reserve release (release of $3 million) as compared to the prior-year period (release of $120 million).

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At June 30, 2019, Corporate/Other had $97 billion in assets.

	Second Quarter			Six Months		% Change
In millions of dollars	2019	2018	% Change	2019	2018
Net interest revenue	$445	$553	(20)%	$1,076	$1,091	(1)%
Non-interest revenue	87	(25)	NM	(113)	28	NM
Total revenues, net of interest expense	$532	$528	1%	$963	$1,119	(14)%
Total operating expenses	$481	$600	(20)%	$1,030	$1,342	(23)%
Net credit losses (recoveries)	$2	$(21)	NM	$4	$5	(20)%
Credit reserve build (release)	(20)	(95)	79%	(46)	(128)	64
Provision (release) for unfunded lending commitments	(4)	(1)	NM	(5)	(1)	NM
Provision for benefits and claims	—	(1)	NM	—	(1)	100
Provisions (release) for credit losses and for benefits and claims	$(22)	$(118)	81%	$(47)	$(125)	62%
Income (loss) from continuing operations before taxes	$73	$46	59%	$(20)	$(98)	80%
Income taxes (benefits)	37	62	(40)	(34)	(7)	NM
Income (loss) from continuing operations	$36	$(16)	NM	$14	$(91)	NM
Income (loss) from discontinued operations, net of taxes	17	15	13%	15	8	88%
Net income (loss) before attribution of noncontrolling interests	$53	$(1)	NM	$29	$(83)	NM
Noncontrolling interests	(1)	13	NM	13	18	(28)%
Net income (loss)	$54	$(14)	NM	$16	$(101)	NM
NM Not meaningful

2Q19 vs. 2Q18
Net income was $54 million, compared to a net loss of $14 million in the prior-year period. Net income was largely driven by lower expenses and a lower effective tax rate, partially offset by a lower net loan loss reserve release in the current period.
Revenues increased 1%, as higher treasury revenues and gains were largely offset by the wind-down of legacy assets.
Expenses decreased 20%, primarily driven by the wind-down of legacy assets.
Provisions increased $96 million to a net benefit of $22 million, primarily due to a lower net loan loss reserve release and absence of net recoveries in the prior-year period related to the continued wind-down in the legacy North America mortgage portfolio.

2019 YTD vs. 2018 YTD
Net income was $16 million, compared to a net loss of $101 million in the prior-year period, reflecting lower expenses, partially offset by a lower net loan loss reserve release and lower revenues.
Revenues decreased 14%, primarily driven by the wind-down of legacy assets.
Expenses decreased 23%, primarily driven by the wind-down of legacy assets.
Provisions increased $78 million to a net benefit of $47 million, primarily due to a lower net loan loss reserve release, driven by the same factors described above.

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

CAPITAL RESOURCES
For additional information about capital resources, including Citi’s capital management, the stress testing component of capital planning, current regulatory capital standards and regulatory capital standards developments, see “Capital Resources” and “Risk Factors” in Citi’s 2018 Annual Report on Form 10-K.
During the second quarter of 2019, Citi returned a total of $4.6 billion of capital to common shareholders in the form of share repurchases (approximately 54 million common shares) and dividends.
The following tables set forth Citi’s capital components and ratios:

	Effective Minimum Requirement(1)		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	2019	2018	Jun. 30, 2019	Mar. 30, 2019	Dec. 31, 2018	Jun. 30, 2019	Mar. 30, 2019	Dec. 31, 2018
Common Equity Tier 1 Capital			$141,125	$140,355	$139,252	$141,125	$140,355	$139,252
Tier 1 Capital			159,447	158,712	158,122	159,447	158,712	158,122
Total Capital (Tier 1 Capital + Tier 2 Capital)			185,498	184,418	183,144	197,679	196,452	195,440
Total Risk-Weighted Assets			1,133,593	1,121,645	1,131,933	1,187,328	1,178,628	1,174,448
Credit Risk			$763,600	$752,804	$758,887	$1,127,714	$1,118,057	$1,109,007
Market Risk			58,824	59,200	63,987	59,614	60,571	65,441
Operational Risk			311,169	309,641	309,059	—	—	—
Common Equity Tier 1 Capital ratio(2)	10.0%	8.625%	12.45%	12.51%	12.30%	11.89%	11.91%	11.86%
Tier 1 Capital ratio(2)	11.5	10.125	14.07	14.15	13.97	13.43	13.47	13.46
Total Capital ratio(2)	13.5	12.125	16.36	16.44	16.18	16.65	16.67	16.64

In millions of dollars, except ratios	Effective Minimum Requirement	Jun. 30, 2019	Mar. 30, 2019	Dec. 31, 2018
Quarterly Adjusted Average Total Assets(3)		$1,939,611	$1,899,790	$1,896,959
Total Leverage Exposure(4)		2,500,128	2,463,958	2,465,641
Tier 1 Leverage ratio	4.0%	8.22%	8.35%	8.34%
Supplementary Leverage ratio	5.0	6.38	6.44	6.41

(1)
Citi’s effective minimum risk-based capital requirements during 2019 and 2018 are inclusive of the 100% and 75% phase-in, respectively, of both the 2.5% Capital Conservation Buffer and the 3.0% GSIB surcharge (all of which must be composed of Common Equity Tier 1 Capital).

(2)
Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework for all periods presented.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s risk-based capital ratios at June 30, 2019 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of June 30, 2019.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.9% at June 30, 2019, unchanged from March 31, 2019 and December 31, 2018, as net income and beneficial net movements in Accumulated other comprehensive income (AOCI) were offset by the return of capital to common shareholders and an increase in credit risk-weighted assets during the three and six months ended June 30, 2019.

Components of Citigroup Capital

In millions of dollars	June 30, 2019	December 31, 2018
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$179,534	$177,928
Add: Qualifying noncontrolling interests	154	147
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax	75	(728)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(85)	580
Less: Intangible assets:
Goodwill, net of related DTLs(2)	21,793	21,778
Identifiable intangible assets other than MSRs, net of related DTLs	4,264	4,402
Less: Defined benefit pension plan net assets	969	806
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)	11,547	11,985
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$141,125	$139,252
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$17,825	$18,292
Qualifying trust preferred securities(4)	1,388	1,384
Qualifying noncontrolling interests	49	55
Regulatory Capital Deductions:
Less: Permitted ownership interests in covered funds(5)	900	806
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(6)	40	55
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$18,322	$18,870
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$159,447	$158,122
Tier 2 Capital
Qualifying subordinated debt	$24,062	$23,324
Qualifying trust preferred securities(7)	321	321
Qualifying noncontrolling interests	48	47
Eligible allowance for credit losses(8)	13,841	13,681
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(6)	40	55
Total Tier 2 Capital (Standardized Approach)	$38,232	$37,318
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$197,679	$195,440
Adjustment for excess of eligible credit reserves over expected credit losses(8)	$(12,181)	$(12,296)
Total Tier 2 Capital (Advanced Approaches)	$26,051	$25,022
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$185,498	$183,144

(1)
Issuance costs of $155 million as of June 30, 2019 and $168 million as of December 31, 2018 are related to outstanding noncumulative perpetual preferred stock, are excluded from common stockholders’ equity and are netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(3)
Of Citi’s $22.3 billion of net DTAs at June 30, 2019, $11.9 billion was includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $10.4 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of June 30, 2019 was $11.5 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards, which was reduced by $1.1 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. Citi’s DTAs arising from temporary differences are less than the 10% limitation under the U.S. Basel III rules and therefore not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk weighting at 250%.

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

(8)
Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $1.7 billion and $1.4 billion at June 30, 2019 and December 31, 2018, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Common Equity Tier 1 Capital, beginning of period	$140,355	$139,252
Net income	4,799	9,509
Common and preferred dividends declared	(1,337)	(2,674)
Net increase in treasury stock	(3,566)	(7,057)
Net change in common stock and additional paid-in capital	106	(278)
Net increase in foreign currency translation gains net of hedges, net of tax	91	149
Net decrease in unrealized losses on debt securities AFS, net of tax	703	1,838
Net increase in defined benefit plans liability adjustment, net of tax	(253)	(317)
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	21	97
Net increase in ASC 815—excluded component of fair value hedges	44	62
Net increase in goodwill, net of related DTLs	(25)	(15)
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	126	138
Net increase in defined benefit pension plan net assets	(158)	(163)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	209	438
Other	10	146
Net increase in Common Equity Tier 1 Capital	$770	$1,873
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$141,125	$141,125
Additional Tier 1 Capital, beginning of period	$18,357	$18,870
Net decrease in qualifying perpetual preferred stock	—	(467)
Net increase in qualifying trust preferred securities	2	4
Net increase in permitted ownership interest in covered funds	(52)	(94)
Other	15	9
Net decrease in Additional Tier 1 Capital	$(35)	$(548)
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$159,447	$159,447
Tier 2 Capital, beginning of period (Standardized Approach)	$37,740	$37,318
Net increase in qualifying subordinated debt	358	738
Net increase in eligible allowance for credit losses	122	160
Other	12	16
Net increase in Tier 2 Capital (Standardized Approach)	$492	$914
Tier 2 Capital, end of period (Standardized Approach)	$38,232	$38,232
Total Capital, end of period (Standardized Approach)	$197,679	$197,679
Tier 2 Capital, beginning of period (Advanced Approaches)	$25,706	$25,022
Net increase in qualifying subordinated debt	358	738
Net change in excess of eligible credit reserves over expected credit losses	(25)	275
Other	12	16
Net increase in Tier 2 Capital (Advanced Approaches)	$345	$1,029
Tier 2 Capital, end of period (Advanced Approaches)	$26,051	$26,051
Total Capital, end of period (Advanced Approaches)	$185,498	$185,498

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total Risk-Weighted Assets, beginning of period	$1,178,628	$1,174,448
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	9,078	2,006
Repo-style transactions(2)	331	8,061
Securitization exposures(3)	(6,933)	398
Equity exposures(4)	1,702	3,541
Over-the-counter (OTC) derivatives(5)	2,898	2,964
Other exposures(6)	1,536	7,444
Off-balance sheet exposures(7)	1,045	(5,707)
Net change in Credit Risk-Weighted Assets	$9,657	$18,707
Changes in Market Risk-Weighted Assets
Risk levels(8)	$(1,252)	$(5,765)
Model and methodology updates	295	(62)
Net decrease in Market Risk-Weighted Assets	$(957)	$(5,827)
Total Risk-Weighted Assets, end of period	$1,187,328	$1,187,328

(1)
General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three months ended June 30, 2019 primarily due to growth in retail and commercial loans.

(2)	Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

(3)	Securitization exposures decreased during the three months ended June 30, 2019 primarily due to decreased exposures from existing deals.

(4)	Equity exposures increased during the three months and six months ended June 30, 2019 primarily due to an increase in market value of investments.

(5)	OTC derivatives increased during the three months and six months ended June 30, 2019 primarily due to notional increases.

(6)
Other exposures include cleared transactions, unsettled transactions and other assets. Other exposures increased during the six months ended June 30, 2019 primarily due to the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, and increases in various other assets.

(7)	Off-balance sheet exposures decreased during the six months ended June 30, 2019 primarily due to decreases in standby letters of credit and loan commitments.

(8)	Risk levels decreased during the six months ended June 30, 2019 primarily due to decreases in exposure levels subject to Stressed Value at Risk and Value at Risk.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total Risk-Weighted Assets, beginning of period	$1,121,645	$1,131,933
Changes in Credit Risk-Weighted Assets
Retail exposures	(654)	(2,166)
Wholesale exposures(1)	2,751	(9,556)
Repo-style transactions(2)	4,288	3,318
Securitization exposures(3)	(4,090)	(229)
Equity exposures(4)	1,697	3,391
Over-the-counter (OTC) derivatives(5)	2,038	2,946
Derivatives CVA	648	634
Other exposures(6)	3,544	6,144
Supervisory 6% multiplier	574	231
Net increase in Credit Risk-Weighted Assets	$10,796	$4,713
Changes in Market Risk-Weighted Assets
Risk levels(7)	$(671)	$(5,101)
Model and methodology updates	295	(62)
Net decrease in Market Risk-Weighted Assets	$(376)	$(5,163)
Net increase in Operational Risk-Weighted Assets	$1,528	$2,110
Total Risk-Weighted Assets, end of period	$1,133,593	$1,133,593

(1)	Wholesale exposures decreased during the six months ended June 30, 2019 primarily due to annual model parameter updates reflecting Citi’s loss experience.

(2)	Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

(3)	Securitization exposures decreased during the three months ended June 30, 2019 primarily due to decreased exposures from existing deals.

(4)	Equity exposures increased during the three months and six months ended June 30, 2019 primarily due to an increase in market value of investments.

(5)	OTC derivatives increased during the three months and six months ended June 30, 2019 primarily due to notional increases.

(6)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the six months ended June 30, 2019 primarily due to the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, and increases in various other assets.

(7)	Risk levels decreased during the six months ended June 30, 2019 primarily due to decreases in exposure levels subject to Stressed Value at Risk and Value at Risk.

As set forth in the table above, total risk-weighted assets under the Basel III Standardized Approach increased from year-end 2018 primarily due to higher credit risk-weighted assets, partially offset by a decrease in market risk-weighted assets. The increase in credit risk-weighted assets was primarily due to increases in repo-style transactions, the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019 and increased equity exposures. The increase in credit risk-weighted assets was partially offset by decreases in standby letters of credit and loan commitments.

As set forth in the table above, total risk-weighted assets under the Basel III Advanced Approaches increased from year-end 2018 primarily due to higher credit and operational risk-weighted assets partially offset by a decrease in market risk-weighted assets. The increase in credit risk-weighted assets was primarily due to the recognition of ROU assets in accordance with the adoption of ASU 2016-02, increases in equity exposures and repo-style transactions, partially offset by decreases due to annual wholesale parameter updates.
Market risk-weighted assets under both the Basel III Standardized Approach and Basel III Advanced Approaches decreased from year-end 2018 primarily due to reductions in exposure levels subject to Stressed Value at Risk and Value at Risk.

Supplementary Leverage Ratio
As set forth in the table below, Citigroup’s Supplementary Leverage ratio was 6.4% for the second quarter of 2019. The ratio remained largely unchanged from the first quarter of 2019 and the fourth quarter of 2018, as the return of capital to common shareholders and an increase in Total Leverage Exposure (TLE) primarily due to growth in average on-balance sheet assets were offset by net income as well as beneficial net movements in AOCI during the three and six months ended June 30, 2019.
The following table sets forth Citi’s Supplementary Leverage ratio and related components:

In millions of dollars, except ratios	June 30, 2019	March 31, 2019	December 31, 2018
Tier 1 Capital	$159,447	$158,712	$158,122
Total Leverage Exposure
On-balance sheet assets(1)	$1,979,124	$1,939,414	$1,936,791
Certain off-balance sheet exposures:(2)
Potential future exposure on derivative contracts	179,880	184,115	187,130
Effective notional of sold credit derivatives, net(3)	42,319	44,506	49,402
Counterparty credit risk for repo-style transactions(4)	21,416	20,696	23,715
Unconditionally cancellable commitments	70,750	70,252	69,630
Other off-balance sheet exposures	246,152	244,599	238,805
Total of certain off-balance sheet exposures	$560,517	$564,168	$568,682
Less: Tier 1 Capital deductions	(39,513)	(39,624)	(39,832)
Total Leverage Exposure	$2,500,128	$2,463,958	$2,465,641
Supplementary Leverage ratio	6.38%	6.44%	6.41%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

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
The following tables set forth Citibank’s capital components and ratios:

	Effective Minimum Requirement(1)		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	2019	2018	Jun. 30, 2019	Mar. 30, 2019	Dec. 31, 2018	Jun. 30, 2019	Mar. 30, 2019	Dec. 31, 2018
Common Equity Tier 1 Capital			$130,742	$130,051	$129,091	$130,742	$130,051	$129,091
Tier 1 Capital			132,875	132,169	131,215	132,875	132,169	131,215
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)			145,554	145,516	144,358	156,304	156,132	155,154
Total Risk-Weighted Assets			934,661	926,758	926,229	1,041,349	1,041,251	1,032,809
Credit Risk			$660,569	$651,979	$654,962	$1,006,835	$1,001,334	$994,294
Market Risk			34,421	39,463	38,144	34,514	39,917	38,515
Operational Risk			239,671	235,316	233,123	—	—	—
Common Equity Tier 1 Capital ratio(3)(4)	7.0%	6.375%	13.99%	14.03%	13.94%	12.56%	12.49%	12.50%
Tier 1 Capital ratio(3)(4)	8.5	7.875	14.22	14.26	14.17	12.76	12.69	12.70
Total Capital ratio(3)(4)	10.5	9.875	15.57	15.70	15.59	15.01	14.99	15.02

In millions of dollars, except ratios	Effective Minimum Requirement	Jun. 30, 2019	Mar. 30, 2019	Dec. 31, 2018
Quarterly Adjusted Average Total Assets(5)		$1,427,576	$1,397,703	$1,398,875
Total Leverage Exposure(6)		1,932,340	1,909,587	1,914,663
Tier 1 Leverage ratio(4)	4.0%	9.31%	9.46%	9.38%
Supplementary Leverage ratio(4)	6.0	6.88	6.92	6.85

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

(3)	Citibank’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Standardized Approach for all periods presented.

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

As indicated in the table above, Citibank’s capital ratios at June 30, 2019 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of June 30, 2019 under the revised PCA regulations.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of June 30, 2019. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

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

Citigroup Broker-Dealer Subsidiaries
At June 30, 2019, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $9.9 billion, which exceeded the minimum requirement by $7.1 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $21.4 billion at June 30, 2019, which exceeded the PRA's minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at June 30, 2019.

Total Loss-Absorbing Capacity (TLAC)
As previously disclosed, effective January 1, 2019, U.S. global systemically important bank holding companies (GSIBs), including Citi, are required to maintain minimum levels of TLAC and eligible long-term debt (LTD), each set by reference to the GSIB’s consolidated risk-weighted assets and Total Leverage Exposure.
The table below details Citi’s eligible external TLAC and LTD amounts and ratios, and each effective minimum TLAC and LTD ratio requirement, as well as the surplus amount in dollars in excess of each requirement. As of June 30, 2019, Citi exceeded each of the minimum TLAC and LTD requirements, resulting in a $13 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.

	June 30, 2019
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$288	$125
% of Standardized Approach risk- weighted assets	24.3%	10.6%
Effective minimum requirement(1)(2)	22.5%	9.0%
Surplus amount	$21	$19
% of Total Leverage Exposure	11.5%	5.0%
Effective minimum requirement	9.5%	4.5%
Surplus amount	$51	$13

(1)	External TLAC includes Method 1 GSIB surcharge of 2.0%.

(2)	LTD includes Method 2 GSIB surcharge of 3.0%.

For additional information on Citi’s TLAC-related requirements, see “Liquidity Risk—Long-Term Debt—Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance, Conduct and Legal Risks” in Citi’s 2018 Annual Report on Form 10-K.

Regulatory Capital Standards Developments

Leverage Ratio Treatment of Client Cleared Derivatives
In June 2019, the Basel Committee on Banking Supervision issued a final standard that revises its leverage ratio framework to align the leverage ratio measurement of client cleared derivatives with the measurement as determined per the Basel Committee’s standardized approach for measuring counterparty credit risk exposures, as used for risk-based capital requirements. Under the Basel Committee’s leverage ratio framework, the leverage ratio exposure measure is generally not adjusted for physical or financial collateral, guarantees or other credit risk mitigation techniques, including initial margin received from clients. However, the final rule permits both cash and non-cash forms of initial margin and variation margin received from clients to mitigate replacement cost and potential future exposure for client-cleared derivatives only. The Basel Committee stated in the rule that this revision balances the robustness of the leverage ratio as a non-risk based safeguard against unsustainable sources of leverage with the policy objective of promoting central clearing of standardized derivative contracts.
In the U.S., the Basel Committee’s leverage ratio framework and leverage ratio exposure measure are most closely aligned with the Supplementary Leverage Ratio and Total Leverage Exposure, respectively. If the U.S. agencies were to amend the Supplementary Leverage Ratio requirements in a manner similar to the Basel Committee, Citi’s Supplementary Leverage Ratio would likely benefit modestly. However, the impact from and timing of any actions undertaken by the U.S. banking agencies in this regard remains uncertain.

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

In millions of dollars or shares, except per share amounts	June 30, 2019	December 31, 2018
Total Citigroup stockholders’ equity	$197,359	$196,220
Less: Preferred stock	17,980	18,460
Common stockholders’ equity	$179,379	$177,760
Less:
Goodwill	22,065	22,046
Identifiable intangible assets (other than MSRs)	4,518	4,636
Tangible common equity (TCE)	$152,796	$151,078
Common shares outstanding (CSO)	2,259.1	2,368.5
Book value per share (common equity/CSO)	$79.40	$75.05
Tangible book value per share (TCE/CSO)	67.64	63.79

In millions of dollars	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net income available to common shareholders	$4,503	$4,172	$8,951	$8,520
Average common stockholders’ equity	$178,257	$181,229	$177,814	$181,429
Average TCE	$152,193	$154,921	$151,821	$154,818
Return on average common stockholders’ equity	10.1%	9.2%	10.2%	9.5%
Return on average TCE (RoTCE)(1)	11.9	10.8	11.9	11.1

(1)	RoTCE represents annualized net income available to common shareholders as a percentage of average TCE.

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

CONSUMER CREDIT
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	2Q’18	3Q’18	4Q’18	1Q’19	2Q’19
Retail banking:
Mortgages	$80.5	$80.9	$80.6	$80.8	$81.9
Commercial banking	36.5	37.2	36.3	37.1	37.6
Personal and other	28.1	28.7	28.8	29.1	29.7
Total retail banking	$145.1	$146.8	$145.7	$147.0	$149.2
Cards:
Citi-branded cards	$112.3	$112.8	$116.8	$111.4	$115.5
Citi retail services	48.6	49.4	52.7	48.9	49.6
Total cards	$160.9	$162.2	$169.5	$160.3	$165.1
Total GCB	$306.0	$309.0	$315.2	$307.3	$314.3
GCB regional distribution:
North America	63%	62%	64%	63%	63%
Latin America	8	9	8	8	8
Asia(2)	29	29	28	29	29
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$17.6	$16.5	$15.3	$12.6	$11.7
Total consumer loans	$323.6	$325.5	$330.5	$319.9	$326.0

(1)	End-of-period loans include interest and fees on credit cards.

(2)	Asia includes loans and leases in certain EMEA countries for all periods presented.

(3)	Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s end-of-period consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends
The following charts show the quarterly trends in delinquencies and net credit losses across both retail banking, including commercial banking, and cards for total GCB and by region.

Global Consumer Banking

North America GCB
As of June 30, 2019, approximately 70% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the 90+ days past due delinquency rate decreased quarter-over-quarter in North America GCB, primarily driven by seasonality in the cards portfolios, while it remained broadly stable year-over-year.
The net credit loss rate decreased quarter-over-quarter, primarily driven by the absence of an episodic charge-off in the commercial portfolio in the first quarter of 2019. The net credit loss rate increased year-over-year, primarily driven by the seasoning of more recent vintages in North America cards as well as an increase in net flow rates in later delinquency buckets in Citi retail services.

Latin America GCB

As shown in the chart above, the 90+ days past due delinquency rate increased quarter-over-quarter in Latin America GCB due to seasonality, while it remained broadly stable year-over-year.
The net credit loss rate decreased quarter-over-quarter, primarily due to seasonality in the cards portfolio. The net credit loss rate increased year-over-year, primarily driven by the seasoning of more recent vintages in the cards portfolio.

Asia(1) GCB

(1)	Asia includes GCB activities in certain EMEA countries for all periods presented.

As shown in the chart above, the 90+ days past due delinquency rate remained broadly stable in Asia GCB quarter-over-quarter and year-over-year. The net credit loss rate increased quarter-over-quarter, primarily due to seasonality in cards, while it remained broadly stable year-over-year. This stability reflects the strong credit profiles in Asia GCB’s target customer segments. In addition, regulatory changes in many markets in Asia over the past few years have resulted in stable portfolio credit quality.
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

Global Cards

North America Citi-Branded Cards

As shown in the chart above, the 90+ days past due delinquency rate decreased quarter-over-quarter, primarily due to seasonality, while it increased year-over-year primarily due to seasoning of the portfolio.
The net credit loss rate remained broadly stable quarter-over-quarter, while it increased year-over-year primarily due to seasoning of more recent vintages in the portfolio.

North America Citi Retail Services

As shown in the chart above, the 90+ days past due delinquency rate decreased quarter-over-quarter, primarily due to seasonality, while the net credit loss rate remained broadly stable.
The delinquency and net credit loss rates increased year-over-year, primarily due to seasoning of more recent vintages as well as an increase in net flow rates in later delinquency buckets.

Latin America Citi-Branded Cards
As shown in the chart above, the 90+ days past due delinquency rate remained broadly stable quarter-over-quarter and year-over-year. The net credit loss rate decreased quarter-over-quarter primarily due to seasonality, while the year-over-increase was primarily due to seasoning of more recent vintages.

Asia Citi-Branded Cards(1)

(1)	Asia includes loans and leases in certain EMEA countries for all periods presented.

As set forth in the chart above, the 90+ days past due delinquency rate remained broadly stable quarter-over-quarter and year-over-year, driven by the mature and well-diversified cards portfolios. The net credit loss rate increased quarter-over-quarter primarily due to seasonality, while it remained stable year-over-year.
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

Citi-Branded Cards

FICO distribution	June 30, 2019	March 31, 2019	June 30, 2018
> 760	42%	41%	43%
680–760	41	41	40
< 680	17	18	17
Total	100%	100%	100%

Citi Retail Services

FICO distribution	June 30, 2019	March 31, 2019	June 30, 2018
> 760	24%	23%	24%
680–760	43	43	43
< 680	33	34	33
Total	100%	100%	100%

The FICO distribution of both cards portfolios remained broadly stable, compared to the prior quarter and prior year, demonstrating strong underlying credit quality. For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

Additional Consumer Credit Details

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 30, 2019	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	March 31, 2019	June 30, 2018
Global Consumer Banking(3)(4)
Total	$314.3	$2,466	$2,585	$2,345	$2,821	$2,776	$2,558
Ratio		0.79%	0.84%	0.77%	0.90%	0.91%	0.84%
Retail banking
Total	$149.2	$456	$474	$500	$869	$769	$754
Ratio		0.31%	0.32%	0.35%	0.58%	0.53%	0.52%
North America	58.3	145	179	179	361	269	252
Ratio		0.25%	0.32%	0.33%	0.63%	0.47%	0.46%
Latin America	20.1	124	114	132	206	201	183
Ratio		0.62%	0.58%	0.66%	1.02%	1.02%	0.91%
Asia(5)	70.8	187	181	189	302	299	319
Ratio		0.26%	0.26%	0.27%	0.43%	0.43%	0.46%
Cards
Total	$165.1	$2,010	$2,111	$1,845	$1,952	$2,007	$1,804
Ratio		1.22%	1.32%	1.15%	1.18%	1.25%	1.12%
North America—Citi-branded	90.6	799	828	712	705	731	627
Ratio		0.88%	0.95%	0.81%	0.78%	0.84%	0.71%
North America—Citi retail services	49.6	840	918	781	831	859	761
Ratio		1.69%	1.88%	1.61%	1.68%	1.76%	1.57%
Latin America	5.7	169	165	160	159	161	156
Ratio		2.96%	2.95%	2.96%	2.79%	2.88%	2.89%
Asia(5)	19.2	202	200	192	257	256	260
Ratio		1.05%	1.06%	1.02%	1.34%	1.36%	1.38%
Corporate/Other—Consumer(6)
North America	$11.7	$327	$354	$415	$334	$348	$355
Ratio		3.00%	2.97%	2.49%	3.06%	2.92%	2.13%
Total Citigroup	$326.0	$2,793	$2,939	$2,760	$3,155	$3,124	$2,913
Ratio		0.86%	0.92%	0.86%	0.97%	0.98%	0.90%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides with the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $151 million ($0.6 billion), $163 million ($0.6 billion) and $244 million ($0.7 billion) as of June 30, 2019, March 31, 2019 and June 30, 2018, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) were $83 million ($0.6 billion), $71 million ($0.6 billion) and $87 million ($0.7 billion) as of June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

(5)	Asia includes delinquencies and loans in certain EMEA countries for all periods presented.

(6)
The loans 90+ days past due and related ratios exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) for each period were $0.3 billion ($0.7 billion), $0.3 billion ($0.7 billion) and $0.4 billion ($0.9 billion) as of June 30, 2019, March 31, 2019 and June 30, 2018, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) for each period were $0.1 billion ($0.7 billion), $0.1 billion ($0.7 billion) and $0.1 billion ($0.9 billion) as of June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q19	2Q19	1Q19	2Q18
Global Consumer Banking
Total	$309.4	$1,889	$1,891	$1,726
Ratio		2.45%	2.48%	2.28%
Retail banking
Total	$147.4	$244	$256	$228
Ratio		0.66%	0.71%	0.63%
North America	57.9	51	60	32
Ratio		0.35%	0.43%	0.23%
Latin America	20.0	129	138	138
Ratio		2.59%	2.81%	2.75%
Asia(3)	69.5	64	58	58
Ratio		0.37%	0.34%	0.33%
Cards
Total	$162.0	$1,645	$1,635	$1,498
Ratio		4.07%	4.08%	3.81%
North America—Citi-branded	88.4	723	706	657
Ratio		3.28%	3.26%	3.04%
North America—Citi retail services	49.1	654	663	589
Ratio		5.34%	5.36%	5.07%
Latin America	5.6	156	160	140
Ratio		11.17%	11.38%	10.40%
Asia(3)	18.9	112	106	112
Ratio		2.38%	2.25%	2.38%
Corporate/Other—Consumer
Total	$12.4	$4	$1	$(20)
Ratio		0.13%	0.03%	(0.41)%
International	—	—	—	19
Ratio		—%	—%	6.93%
North America	12.4	4	1	(39)
Ratio		0.13%	0.03%	(0.85)%
Total Citigroup	$321.8	$1,893	$1,892	$1,706
Ratio		2.36%	2.38%	2.12%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)	Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

CORPORATE CREDIT
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	At June 30, 2019				March 31, 2019				December 31, 2018
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$134	$107	$21	$262	$135	$109	$20	$264	$128	$110	$20	$258
Unfunded lending commitments (off-balance sheet)(2)	123	244	15	382	121	240	23	384	106	245	19	370
Total exposure	$257	$351	$36	$644	$256	$349	$43	$648	$234	$355	$39	$628

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region based on Citi’s internal management geography:

	June 30, 2019	March 31, 2019	December 31, 2018
North America	56%	54%	55%
EMEA	27	28	27
Asia	11	11	11
Latin America	6	7	7
Total	100%	100%	100%

The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products. Counterparty risk ratings reflect an estimated probability of default for a counterparty and are derived by leveraging validated statistical models, scorecard models and external agency ratings (under defined circumstances), in combination with consideration of factors specific to the obligor or market, such as management experience, competitive position, regulatory environment and commodity prices. Facility risk ratings are assigned that reflect the probability of default of the obligor and factors that affect the loss-given-default of the facility, such as support or collateral. Internal obligor ratings that generally correspond to BBB and above are considered investment grade, while those below are considered non-investment grade.
Citigroup also has incorporated environmental factors like climate risk assessment and reporting criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor’s business and physical assets and, when relevant, consideration of cost-effective options to reduce greenhouse gas emissions.
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	June 30, 2019	March 31, 2019	December 31, 2018
AAA/AA/A	49%	49%	49%
BBB	35	35	34
BB/B	15	15	16
CCC or below	1	1	1
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	June 30, 2019	March 31, 2019	December 31, 2018
Transportation and industrial	21%	21%	21%
Consumer retail and health	15	15	15
Technology, media and telecom	12	11	13
Power, chemicals, metals and mining	10	11	10
Energy and commodities	8	8	8
Banks/broker-dealers/finance companies	8	8	8
Real estate	9	9	8
Public sector	4	4	5
Insurance and special purpose entities	4	4	4
Hedge funds	4	4	4
Other industries	5	5	4
Total	100%	100%	100%

For additional information on Citi’s corporate credit portfolio, see Note 13 to the Consolidated Financial Statements.

Credit Risk Mitigation
As part of its overall risk management activities, Citigroup uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its corporate credit portfolio, in addition to outright asset sales. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected primarily in Principal transactions in the Consolidated Statement of Income.
At June 30, 2019, December 31, 2018 and June 30, 2018, $30.4 billion, $30.8 billion and $27.4 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2019	March 31, 2019	December 31, 2018
AAA/AA/A	35%	36%	35%
BBB	47	48	50
BB/B	17	15	14
CCC or below	1	1	1
Total	100%	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	June 30, 2019	March 31, 2019	December 31, 2018
Transportation and industrial	23%	22%	23%
Technology, media and telecom	18	18	17
Consumer retail and health	16	16	16
Power, chemicals, metals and mining	14	15	15
Energy and commodities	10	10	11
Insurance and special purpose entities	5	6	6
Banks/broker-dealers/finance companies	4	4	4
Public sector	4	4	3
Real estate	4	4	4
Other industries	2	1	1
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2019	2019	2018	2018	2018
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$45,474	$45,351	$47,412	$47,707	$47,904
Home equity loans(2)	10,404	10,937	11,543	12,131	12,861
Credit cards	140,266	135,908	144,557	137,872	136,741
Installment and other	3,245	3,314	3,454	3,528	3,454
Commercial banking	10,690	10,360	9,728	9,279	9,104
Total	$210,079	$205,870	$216,694	$210,517	$210,064
In offices outside North America(1)
Residential first mortgages(2)	$36,580	$36,114	$35,972	$36,282	$36,134
Credit cards	24,975	24,343	24,926	24,414	24,157
Installment and other	27,321	26,744	26,134	26,281	25,791
Commercial banking	27,040	26,816	26,761	27,975	27,486
Total	$115,916	$114,017	$113,793	$114,952	$113,568
Consumer loans, net of unearned income(3)	$325,995	$319,887	$330,487	$325,469	$323,632
Corporate loans
In North America offices(1)
Commercial and industrial	$54,519	$56,698	$52,063	$51,365	$53,260
Financial institutions	47,610	49,985	48,447	46,255	42,867
Mortgage and real estate(2)	51,321	49,746	50,124	47,629	46,310
Installment, revolving credit and other	33,555	31,960	32,425	31,414	31,861
Lease financing	1,385	1,405	1,429	1,445	1,445
Total	$188,390	$189,794	$184,488	$178,108	$175,743
In offices outside North America(1)
Commercial and industrial	$98,351	$97,844	$94,701	$98,281	$98,068
Financial institutions	37,523	39,155	36,837	37,851	38,312
Mortgage and real estate(2)	7,577	7,005	7,376	7,344	7,261
Installment, revolving credit and other	27,333	24,868	25,684	22,827	22,755
Lease financing	92	95	103	131	139
Governments and official institutions	3,409	3,698	4,520	4,898	5,270
Total	$174,285	$172,665	$169,221	$171,332	$171,805
Corporate loans, net of unearned income(4)	$362,675	$362,459	$353,709	$349,440	$347,548
Total loans—net of unearned income	$688,670	$682,346	$684,196	$674,909	$671,180
Allowance for loan losses—on drawn exposures	(12,466)	(12,329)	(12,315)	(12,336)	(12,126)
Total loans—net of unearned income and allowance for credit losses	$676,204	$670,017	$671,881	$662,573	$659,054
Allowance for loan losses as a percentage of total loans— net of unearned income(5)	1.82%	1.82%	1.81%	1.84%	1.81%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	3.10%	3.13%	3.01%	3.07%	3.03%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.66%	0.64%	0.67%	0.68%	0.68%

(1)	North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(2)	Loans secured primarily by real estate.

(3)
Consumer loans are net of unearned income of $713 million, $701 million, $708 million, $712 million and $711 million at June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

(4)
Corporate loans are net of unearned income of $(815) million, $(808) million, $(822) million, $(787) million and $(802) million at June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

(5)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2019	2019	2018	2018	2018
Allowance for loan losses at beginning of period	$12,329	$12,315	$12,336	$12,126	$12,354
Provision for loan losses
Consumer	$1,972	$1,942	$1,774	$1,869	$1,764
Corporate	117	2	76	37	31
Total	$2,089	$1,944	$1,850	$1,906	$1,795
Gross credit losses
Consumer
In U.S. offices	$1,680	$1,670	$1,495	$1,462	$1,490
In offices outside the U.S.	591	602	595	596	599
Corporate
In U.S. offices	41	33	23	15	5
In offices outside the U.S.	42	40	53	21	15
Total	$2,354	$2,345	$2,166	$2,094	$2,109
Credit recoveries(1)
Consumer
In U.S. offices	$255	$246	$217	$212	$255
In offices outside the U.S.	123	134	132	120	128
Corporate
In U.S. offices	5	3	24	1	5
In offices outside the U.S.	8	14	7	5	17
Total	$391	$397	$380	$338	$405
Net credit losses
In U.S. offices	$1,461	$1,454	$1,277	$1,264	$1,235
In offices outside the U.S.	502	494	509	492	469
Total	$1,963	$1,948	$1,786	$1,756	$1,704
Other—net(2)(3)(4)(5)(6)(7)	$11	$18	$(85)	$60	$(319)
Allowance for loan losses at end of period	$12,466	$12,329	$12,315	$12,336	$12,126
Allowance for loan losses as a percentage of total loans(8)	1.82%	1.82%	1.81%	1.84%	1.81%
Allowance for unfunded lending commitments(9)	$1,376	$1,391	$1,367	$1,321	$1,278
Total allowance for loan losses and unfunded lending commitments	$13,842	$13,720	$13,682	$13,657	$13,404
Net consumer credit losses	$1,893	$1,892	$1,741	$1,726	$1,706
As a percentage of average consumer loans	2.36%	2.38%	2.13%	2.11%	2.12%
Net corporate credit losses (recoveries)	$70	$56	$45	$30	$(2)
As a percentage of average corporate loans	0.08%	0.07%	0.06%	0.03%	—%
Allowance by type at end of period(10)
Consumer	$10,113	$10,026	$9,950	$9,997	$9,796
Corporate	2,353	2,303	2,365	2,339	2,330
Total	$12,466	$12,329	$12,315	$12,336	$12,126

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)	The second quarter of 2019 includes an increase of approximately $13 million related to FX translation.

(4)	The first quarter of 2019 includes an increase of approximately $26 million related to FX translation.

(5)
The fourth quarter of 2018 includes a reduction of approximately $4 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $3 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the fourth quarter includes a decrease of approximately $76 million related to FX translation.

(6)
The third quarter of 2018 includes a reduction of approximately $5 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $2 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the third quarter includes an increase of approximately $62 million related to FX translation.

(7)
The second quarter of 2018 includes a reduction of approximately $137 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $33 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the second quarter includes a decrease of approximately $164 million related to FX translation.

(8)
June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018 exclude $3.8 billion, $3.9 billion, $3.2 billion, $4.2 billion and $3.0 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	June 30, 2019
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.7	$140.2	4.8%
North America mortgages(3)	0.4	55.9	0.7
North America other	0.3	14.0	2.1
International cards	0.6	25.0	2.4
International other(4)	2.1	90.9	2.3
Total consumer	$10.1	$326.0	3.1%
Total corporate	2.4	362.7	0.7
Total Citigroup	$12.5	$688.7	1.8%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $6.7 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.

(3)
Of the $0.4 billion, nearly all was allocated to North America mortgages in Corporate/Other, of which $0.1 billion and $0.3 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $55.9 billion in loans, approximately $53.4 billion and $2.4 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

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

(3)
Of the $0.4 billion, nearly all was allocated to North America mortgages in Corporate/Other, including $0.1 billion and $0.3 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $58.9 billion in loans, approximately $56.3 billion and $2.5 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

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

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2019	2019	2018	2018	2018
Corporate non-accrual loans(1)(2)
North America	$779	$922	$483	$679	$784
EMEA	321	317	375	362	391
Latin America	259	225	230	266	204
Asia	51	18	223	233	244
Total corporate non-accrual loans	$1,410	$1,482	$1,311	$1,540	$1,623
Consumer non-accrual loans(1)
North America	$1,216	$1,230	$1,241	$1,323	$1,373
Latin America	723	694	715	764	726
Asia(3)	289	281	270	287	284
Total consumer non-accrual loans	$2,228	$2,205	$2,226	$2,374	$2,383
Total non-accrual loans	$3,638	$3,687	$3,537	$3,914	$4,006

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $123 million at June 30, 2019, $125 million at March 31, 2019, $128 million at December 31, 2018, $131 million at September 30, 2018 and $149 million at June 30, 2018.

(2)	Approximately 46%, 55% and 65% of Citi’s corporate non-accrual loans were performing at June 30, 2019, December 31, 2018 and March 31, 2018, respectively.

(3)	Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,482	$2,205	$3,687	$1,668	$2,575	$4,243
Additions	499	823	1,322	628	791	1,419
Sales and transfers to HFS	—	(22)	(22)	(8)	(68)	(76)
Returned to performing	(11)	(92)	(103)	(36)	(146)	(182)
Paydowns/settlements	(499)	(286)	(785)	(613)	(327)	(940)
Charge-offs	(37)	(406)	(443)	(14)	(372)	(386)
Other	(24)	6	(18)	(2)	(70)	(72)
Ending balance	$1,410	$2,228	$3,638	$1,623	$2,383	$4,006

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,311	$2,226	$3,537	$1,942	$2,690	$4,632
Additions	1,222	1,545	2,767	1,453	1,652	3,105
Sales and transfers to HFS	(5)	(56)	(61)	(28)	(153)	(181)
Returned to performing	(39)	(234)	(273)	(104)	(354)	(458)
Paydowns/settlements	(983)	(460)	(1,443)	(1,497)	(597)	(2,094)
Charge-offs	(72)	(808)	(880)	(120)	(826)	(946)
Other	(24)	15	(9)	(23)	(29)	(52)
Ending balance	$1,410	$2,228	$3,638	$1,623	$2,383	$4,006

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2019	2019	2018	2018	2018
OREO
North America	$47	$63	$64	$76	$66
EMEA	1	1	1	1	1
Latin America	14	13	12	25	24
Asia	20	21	22	7	10
Total OREO	$82	$98	$99	$109	$101
Non-accrual assets
Corporate non-accrual loans	$1,410	$1,482	$1,311	$1,540	$1,623
Consumer non-accrual loans	2,228	2,205	2,226	2,374	2,383
Non-accrual loans (NAL)	$3,638	$3,687	$3,537	$3,914	$4,006
OREO	$82	$98	$99	$109	$101
Non-accrual assets (NAA)	$3,720	$3,785	$3,636	$4,023	$4,107
NAL as a percentage of total loans	0.53%	0.54%	0.52%	0.58%	0.60%
NAA as a percentage of total assets	0.19	0.19	0.19	0.21	0.21
Allowance for loan losses as a percentage of NAL(1)	343	334	348	315	303

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Jun. 30, 2019	Dec. 31, 2018
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$182	$188
Mortgage and real estate	90	111
Financial institutions	1	16
Other	6	2
Total	$279	$317
In offices outside the U.S.
Commercial and industrial(2)	$242	$226
Mortgage and real estate	22	12
Financial institutions	9	9
Other	—	—
Total	$273	$247
Total corporate renegotiated loans	$552	$564
Consumer renegotiated loans(3)(4)(5)
In U.S. offices
Mortgage and real estate	$2,370	$2,520
Cards	1,399	1,338
Installment and other	88	86
Total	$3,857	$3,944
In offices outside the U.S.
Mortgage and real estate	$325	$311
Cards	474	480
Installment and other	410	415
Total	$1,209	$1,206
Total consumer renegotiated loans	$5,066	$5,150

(1)
Includes $465 million and $466 million of non-accrual loans included in the non-accrual loans table above at June 30, 2019 and December 31, 2018, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at June 30, 2019, Citi also modified $26 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession.

(3)
Includes $1,002 million and $1,015 million of non-accrual loans included in the non-accrual loans table above at June 30, 2019 and December 31, 2018, respectively. The remaining loans are accruing interest.

(4)	Includes $21 million and $17 million of commercial real estate loans at June 30, 2019 and December 31, 2018, respectively.

(5)	Includes $98 million and $101 million of other commercial loans at June 30, 2019 and December 31, 2018, respectively.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2018 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-Bank and Other			Total
In billions of dollars	Jun. 30, 2019	Mar. 31, 2019	Jun. 30, 2018	Jun. 30, 2019	Mar. 31, 2019	Jun. 30, 2018	Jun. 30, 2019	Mar. 31, 2019	Jun. 30, 2018
Available cash	$102.1	$94.7	$97.3	$42.1	$34.9	$27.4	$144.2	$129.6	$124.7
U.S. sovereign	93.8	94.9	101.4	37.0	29.5	28.7	130.8	124.4	130.1
U.S. agency/agency MBS	57.5	59.3	59.5	4.8	5.3	6.7	62.3	64.6	66.2
Foreign government debt(1)	61.9	67.7	73.5	4.0	3.5	10.9	65.9	71.2	84.4
Other investment grade	3.1	3.5	0.1	0.7	1.6	1.1	3.8	5.1	1.2
Total HQLA (AVG)	$318.4	$320.1	$331.8	$88.6	$74.8	$74.8	$407.0	$394.9	$406.6

Note: The amounts set forth in the table above are presented on an average basis. For securities, the amounts represent the liquidity value that potentially could be realized and, therefore, exclude any securities that are encumbered and incorporate any haircuts that would be required for securities financing transactions. The table above incorporates various restrictions that could limit the transferability of liquidity between legal entities, including Section 23A of the Federal Reserve Act.

(1)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Hong Kong, Singapore, Korea, Taiwan, India, Mexico and Canada.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage Ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities and any amounts in excess of these minimums that are assumed to be transferable to other entities within Citigroup. Citigroup’s HQLA increased modestly year-over-year, as well as sequentially, largely reflecting cash from non-bank long-term debt issuances. While available liquidity resources at Citibank increased both year-over-year and sequentially, the amount of HQLA included in the table above declined both year-over-year and sequentially, as less HQLA in Citibank was eligible for inclusion in the consolidated metric.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLBs) of which Citi is a member, which was approximately $32 billion as of June 30, 2019 (compared to $25 billion as of March 31, 2019 and $21 billion as of June 30, 2018) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.

Liquidity Coverage Ratio
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Jun. 30, 2019	Mar. 31, 2019	Jun. 30, 2018
HQLA	$407.0	$394.9	$406.6
Net outflows	353.5	331.6	341.5
LCR	115%	119%	119%
HQLA in excess of net outflows	$53.5	$63.3	$65.1

Note: The amounts are presented on an average basis.

Citi’s average LCR decreased both year-over-year and sequentially, due to changes in the amount of Citibank HQLA available for inclusion in the consolidated metric.

Loans
The table below details the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Jun. 30, 2019	Mar. 31, 2019	Jun. 30, 2018
Global Consumer Banking
North America	$195.4	$195.0	$188.8
Latin America	25.6	25.6	25.5
Asia(1)	88.4	88.6	88.8
Total	$309.4	$309.2	$303.1
Institutional Clients Group
Corporate lending	$132.9	$133.1	$135.5
Treasury and trade solutions (TTS)	73.2	75.1	77.7
Private bank	101.2	97.2	90.7
Markets and securities services and other	50.6	51.1	43.0
Total	$357.9	$356.5	$346.9
Total Corporate/Other	$12.3	$13.5	$19.7
Total Citigroup loans (AVG)	$679.6	$679.2	$669.7
Total Citigroup loans (EOP)	$688.7	$682.3	$671.2

(1)	Includes loans in certain EMEA countries for all periods presented.

End-of-period loans increased 3% year-over-year and 1% sequentially. On an average basis, loans increased 1% year-over-year and remained largely unchanged sequentially.
Excluding the impact of FX translation, average loans increased 3% year-over-year and 4% in aggregate across GCB and ICG. Average GCB loans grew 3% year-over-year, driven by continued growth in North America GCB and Asia GCB. Average loans in Latin America GCB declined 1% year-over-year, reflecting a deceleration in GDP growth in Mexico and a slowdown in overall industry volumes.
Excluding the impact of FX translation, average ICG loans increased 5% year-over-year. TTS loans declined 4% year-over-year, despite continued strong origination volumes, as Citi continued to utilize its distribution capabilities to optimize the balance sheet and drive returns. Corporate lending loans were flat year-over-year, reflecting both the episodic nature of clients’ strategic financing needs, as well as lower activity in Asia where corporate client sentiment has become more cautious. Private bank loans increased 12%, driven by both new client onboarding, as well as the deepening of relationships with existing clients. Finally, continued strong year-over-year Markets and securities services loan growth was driven primarily by residential and commercial real-estate warehouse lending, as well as Community Reinvestment Act-related lending.
Average Corporate/Other loans continued to decline (down 37%), driven by the wind-down of legacy assets.

Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Jun. 30, 2019	Mar. 31, 2019	Jun. 30, 2018
Global Consumer Banking
North America	$183.0	$182.3	$179.9
Latin America	29.2	28.6	28.3
Asia(1)	100.7	99.3	97.6
Total	$312.9	$310.2	$305.8
Institutional Clients Group
Treasury and trade solutions (TTS)	$484.2	$472.4	$448.7
Banking ex-TTS	133.2	130.2	125.5
Markets and securities services	94.0	90.0	88.2
Total	$711.4	$692.6	$662.4
Corporate/Other	$15.5	$14.4	$18.0
Total Citigroup deposits (AVG)	$1,039.9	$1,017.2	$986.2
Total Citigroup deposits (EOP)	$1,045.6	$1,030.4	$996.7

(1)	Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 5% year-over-year and 1% sequentially. On an average basis, deposits increased 5% year-over-year and 2% sequentially.
Excluding the impact of FX translation, average deposits grew 7% from the prior-year period with contribution across businesses and regions. In GCB, deposits increased 3%, driven by growth across all regions.
Within ICG, average deposits grew 9% year-over-year, primarily driven by continued deposit growth in TTS.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.5 years as of June 30, 2019, compared to 8.3 years as of the prior-year period and 8.6 as of the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities which are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
Citi’s long-term debt outstanding at the Citigroup parent company includes senior and subordinated debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and complements benchmark debt issuance as a source of funding for Citi’s non-bank entities. Citi’s long-term debt at the bank includes benchmark senior debt, FHLB advances and securitizations.

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Jun. 30, 2019	Mar. 31, 2019	Jun. 30, 2018
Parent and other(1)
Benchmark debt:
Senior debt	$111.2	$109.7	$107.8
Subordinated debt	25.5	24.9	25.3
Trust preferred	1.7	1.7	1.7
Customer-related debt	47.9	42.4	34.3
Local country and other(2)	3.3	3.4	3.7
Total parent and other	$189.6	$182.1	$172.8
Bank
FHLB borrowings	$7.7	$10.5	$13.7
Securitizations(3)	25.9	25.9	28.5
Citibank benchmark senior debt	25.4	21.4	18.5
Local country and other(2)	3.6	3.7	3.3
Total bank	$62.6	$61.5	$64.0
Total long-term debt	$252.2	$243.6	$236.8
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
“Parent and other” includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of June 30, 2019, “parent and other” included $37.4 billion of long-term debt issued by Citi’s broker-dealer subsidiaries.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding increased year-over-year, primarily driven by the issuance of customer-related debt at the non-bank entities and unsecured senior benchmark debt at the bank, partially offset by a decline in FHLB advances and securitizations. Sequentially, Citi’s total long-term debt outstanding increased, primarily driven by the issuance of unsecured senior benchmark debt at the bank and customer-related debt at the non-bank entities, partially offset by a decline in FHLB advances.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During the second quarter of 2019, Citi repurchased and called an aggregate of approximately $1.7 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q19		1Q19		2Q18
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$5.1	$4.5	$0.2	$4.6	$7.2	$4.9
Subordinated debt	—	—	—	—	0.3	0.3
Trust preferred	—	—	—	—	—	—
Customer-related debt	3.2	7.5	1.0	5.2	1.5	4.7
Local country and other	0.3	0.1	—	0.3	0.2	2.1
Total parent and other	$8.6	$12.2	$1.2	$10.1	$9.1	$12.0
Bank
FHLB borrowings	$2.8	$—	$—	$—	$4.5	$2.5
Securitizations	0.1	—	2.6	—	2.7	1.1
Citibank benchmark senior debt	—	3.9	2.5	5.0	—	3.5
Local country and other	0.3	0.2	0.3	0.5	0.9	0.9
Total bank	$3.2	$4.1	$5.4	$5.5	$8.1	$8.0
Total	$11.9	$16.3	$6.6	$15.6	$17.2	$20.0

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2019, as well as its aggregate expected remaining long-term debt maturities by year as of June 30, 2019:

	2019 YTD	Maturities
In billions of dollars		2019	2020	2021	2022	2023	2024	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$5.3	$8.9	$8.9	$14.3	$9.3	$12.6	$7.1	$50.0	$111.2
Subordinated debt	—	—	—	—	0.7	1.1	0.9	22.8	$25.5
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt	4.2	2.5	8.2	4.1	3.5	4.1	2.8	22.8	47.9
Local country and other	0.4	1.4	—	0.1	0.1	0.1	—	1.6	3.3
Total parent and other	$9.8	$12.7	$17.1	$18.5	$13.6	$17.9	$10.8	$99.0	$189.6
Bank
FHLB borrowings	$2.8	$2.8	$4.9	$—	$—	$—	$—	$—	$7.7
Securitizations	2.6	5.2	4.6	7.2	2.2	2.5	1.2	3.1	25.9
Citibank benchmark debt	2.5	2.2	8.7	6.1	5.6	—	2.7	—	25.4
Local country and other	0.7	0.1	0.7	1.6	0.3	0.2	0.1	0.5	3.6
Total bank	$8.6	$10.3	$18.9	$14.9	$8.2	$2.7	$4.0	$3.6	$62.6
Total long-term debt	$18.4	$23.1	$36.0	$33.4	$21.8	$20.6	$14.8	$102.6	$252.2

Secured Funding Transactions and Short-Term Borrowings
Citi supplements its primary sources of funding with short-term financings which generally include (i) secured funding transactions (securities loaned or sold under agreements to repurchase, or repos) and (ii) to a lesser extent, short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants.

Secured Funding Transactions
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
Secured funding of $181 billion as of June 30, 2019 increased 2% from the prior-year period and declined 5% sequentially. Excluding the impact of FX translation, secured funding increased 3% from the prior-year period and declined 5% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $189 billion for the quarter ended June 30, 2019.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less-liquid securities inventory was greater than 110 days as of June 30, 2019.

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

Short-Term Borrowings
Citi’s short-term borrowings of $42 billion increased 14% year-over-year and 8% sequentially. Both the year-over-year and sequential increases reflected growth in commercial paper outstanding. Sequentially, the increase was also driven by FHLB advances (see Note 16 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
While not included in the table below, the long- and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of June 30, 2019.

Ratings as of June 30, 2019

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A+	F1	Stable
Moody’s Investors Service (Moody’s)	A3	P-2	Stable	Aa3	P-1	Stable
Standard & Poor’s (S&P)	BBB+	A-2	Stable	A+	A-1	Stable

Recent Credit Ratings Developments
On June 12, 2019 Fitch Ratings affirmed Citigroup Inc.'s Long-Term Issuer Default Rating (IDR) at 'A' and Citibank, N.A.'s IDR at 'A+'. The Rating Outlooks for the Long-Term IDRs are Stable.

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of June 30, 2019, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.3 billion, unchanged from March 31, 2019. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of June 30, 2019, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $0.5 billion, unchanged from March 31, 2019.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in increased aggregate cash obligations and collateral requirements of approximately $0.8 billion unchanged from March 31, 2019 (see also Note 19 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, the liquidity resources that are eligible for inclusion in the calculation of Citi’s consolidated HQLA were approximately $318 billion for Citibank and approximately $89 billion for Citi’s non-bank and other entities, for a total of approximately $407 billion for the quarter ended June 30, 2019. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of June 30, 2019, Citibank had liquidity commitments of approximately $12.9 billion to consolidated asset-backed commercial paper conduits, compared to $13.1 billion as of March 31, 2019 (as referenced in Note 18 to the Consolidated Financial Statements).
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

Market Risk of Non-Trading Portfolios
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Jun. 30, 2019	Mar. 31, 2019	Jun. 30, 2018
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$404	$527	$1,046
All other currencies	659	677	635
Total	$1,063	$1,204	$1,681
As a percentage of average interest-earning assets	0.06%	0.07%	0.10%
Estimated initial impact to AOCI (after-tax)(2)	$(3,738)	$(3,828)	$(4,713)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(23)	(25)	(32)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(230) million for a 100 bps instantaneous increase in interest rates as of June 30, 2019.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The estimated impact to net interest revenue decreased on a sequential basis, reflecting changes in balance sheet composition and Citi Treasury positioning. The decrease in the estimated impact to AOCI primarily reflected changes to the positioning of Citi Treasury’s investment securities and related interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in stockholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of June 30, 2019, Citi expects that the negative $3.7 billion impact to AOCI in such a scenario could potentially be offset over approximately 26 months.
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under five different changes in interest rate scenarios for the U.S. dollar and Citi’s other currencies.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$404	$452	$50	$(81)	$(864)
All other currencies	659	632	38	(38)	(450)
Total	$1,063	$1,084	$88	$(119)	$(1,314)
Estimated initial impact to AOCI (after-tax)(1)	$(3,738)	$(2,394)	$(1,364)	$940	$3,082
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(23)	(15)	(9)	5	17
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2019, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.6 billion, or 1.0%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the Euro and the Indian rupee.

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

	For the quarter ended
In millions of dollars, except as otherwise noted	Jun. 30, 2019	Mar. 31, 2019	Jun. 30, 2018
Change in FX spot rate(1)	0.4%	0.4%	(5.8)%
Change in TCE due to FX translation, net of hedges	$56	$65	$(2,241)
As a percentage of TCE	—%	—%	(1.5)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	—	—	—

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2019		2019		2018		2Q19 vs. 2Q18
Interest revenue(1)	$19,761		$19,140		$17,613		12%
Interest expense(2)	7,762		7,317		5,885		32
Net interest revenue	$11,999		$11,823		$11,728		2%
Interest revenue—average rate(3)	4.40%		4.40%		4.05%		35	bps
Interest expense—average rate	2.14		2.10		1.73		41	bps
Net interest margin(3)(4)	2.67		2.72		2.70		(3)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	2.13%		2.49%		2.48%		(35)	bps
10-year U.S. Treasury note—average rate	2.34		2.65		2.92		(58)	bps
10-year vs. two-year spread	21	bps	16	bps	44	bps
Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S. As of the fourth quarter of 2018, Citi’s FDIC surcharge was eliminated (approximately $130 million per quarter).

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018) of $49 million, $64 million and $63 million for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

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

Citi’s net interest revenue in the second quarter of 2019 increased 2% to $12.0 billion (as set forth in the table above, also up 2% on a taxable equivalent basis) versus the prior-year period. Excluding the impact of FX translation, net interest revenue increased 4%, or approximately $450 million. The increase in net interest revenue primarily reflected higher rates, loan growth and a favorable loan mix as well as higher trading-related net interest revenue, along with the absence of the FDIC surcharge.

As set forth above, Citi’s NIM was 2.67% on a taxable equivalent basis in the second quarter of 2019, a decrease of 5 basis points from the prior quarter, as higher net interest revenue was more than offset by higher cash balances reflecting strong deposit growth in the current quarter.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2019	2019	2018	2019	2019	2018	2019	2019	2018
Assets
Deposits with banks(4)	$192,483	$171,369	$176,151	$736	$607	$493	1.53%	1.44%	1.12%
Securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$147,677	$152,530	$153,273	$1,345	$1,262	$838	3.65%	3.36%	2.19%
In offices outside the U.S.(4)	118,973	123,109	118,098	552	528	498	1.86	1.74	1.69
Total	$266,650	$275,639	$271,371	$1,897	$1,790	$1,336	2.85%	2.63%	1.97%
Trading account assets(6)(7)
In U.S. offices	$108,993	$95,904	$92,791	$1,014	$940	$851	3.73%	3.98%	3.68%
In offices outside the U.S.(4)	136,733	124,673	117,840	1,129	752	922	3.31	2.45	3.14
Total	$245,726	$220,577	$210,631	$2,143	$1,692	$1,773	3.50%	3.11%	3.38%
Investments
In U.S. offices
Taxable	$217,593	$225,733	$225,886	$1,273	$1,509	$1,315	2.35%	2.71%	2.34%
Exempt from U.S. income tax	15,233	16,287	17,339	196	129	180	5.16	3.21	4.16
In offices outside the U.S.(4)	114,575	108,988	104,562	1,060	940	913	3.71	3.50	3.50
Total	$347,401	$351,008	$347,787	$2,529	$2,578	$2,408	2.92%	2.98%	2.78%
Loans (net of unearned income)(8)
In U.S. offices	$393,694	$393,398	$382,972	$7,614	$7,649	$6,958	7.76%	7.89%	7.29%
In offices outside the U.S.(4)	285,928	285,811	286,772	4,385	4,341	4,251	6.15	6.16	5.95
Total	$679,622	$679,209	$669,744	$11,999	$11,990	$11,209	7.08%	7.16%	6.71%
Other interest-earning assets(9)	$67,885	$66,925	$69,341	$457	$483	$394	2.70%	2.93%	2.28%
Total interest-earning assets	$1,799,767	$1,764,727	$1,745,025	$19,761	$19,140	$17,613	4.40%	4.40%	4.05%
Non-interest-earning assets(6)	$179,357	$174,687	$172,077
Total assets	$1,979,124	$1,939,414	$1,917,102

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018) of $49 million, $64 million and $63 million for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

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

(8)	Includes cash-basis loans.

(9)	Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2019	2019	2018	2019	2019	2018	2019	2019	2018
Liabilities
Deposits
In U.S. offices(4)	$377,651	$366,247	$332,595	$1,627	$1,489	$1,041	1.73%	1.65%	1.26%
In offices outside the U.S.(5)	485,069	473,142	453,025	1,657	1,538	1,203	1.37	1.32	1.07
Total	$862,720	$839,389	$785,620	$3,284	$3,027	$2,244	1.53%	1.46%	1.15%
Securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$112,386	$111,033	$102,517	$1,149	$1,107	$796	4.10%	4.04%	3.11%
In offices outside the U.S.(5)	76,659	72,904	68,556	575	482	428	3.01	2.68	2.50
Total	$189,045	$183,937	$171,073	$1,724	$1,589	$1,224	3.66%	3.50%	2.87%
Trading account liabilities(7)(8)
In U.S. offices	$35,939	$40,163	$36,103	$215	$196	$140	2.40%	1.98%	1.56%
In offices outside the U.S.(5)	59,065	55,127	61,048	105	131	96	0.71	0.96	0.63
Total	$95,004	$95,290	$97,151	$320	$327	$236	1.35%	1.39%	0.97%
Short-term borrowings(9)
In U.S. offices	$84,091	$75,440	$84,338	$630	$571	$439	3.00%	3.07%	2.09%
In offices outside the U.S.(5)	22,114	23,740	23,854	85	81	84	1.54	1.38	1.41
Total	$106,205	$99,180	$108,192	$715	$652	$523	2.70%	2.67%	1.94%
Long-term debt(10)
In U.S. offices	$197,578	$191,903	$198,291	$1,685	$1,685	$1,620	3.42%	3.56%	3.28%
In offices outside the U.S.(5)	4,946	5,060	4,980	34	37	38	2.76	2.97	3.06
Total	$202,524	$196,963	$203,271	$1,719	$1,722	$1,658	3.40%	3.55%	3.27%
Total interest-bearing liabilities	$1,455,498	$1,414,759	$1,365,307	$7,762	$7,317	$5,885	2.14%	2.10%	1.73%
Demand deposits in U.S. offices	$29,929	$26,893	$33,737
Other non-interest-bearing liabilities(7)	296,747	301,259	316,907
Total liabilities	$1,782,174	$1,742,911	$1,715,951
Citigroup stockholders’ equity	$196,237	$195,705	$200,295
Noncontrolling interest	713	798	856
Total equity	$196,950	$196,503	$201,151
Total liabilities and stockholders’ equity	$1,979,124	$1,939,414	$1,917,102
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,015,979	$996,867	$983,786	$7,029	$7,232	$6,710	2.77%	2.94%	2.74%
In offices outside the U.S.(6)	783,788	768,160	761,239	4,970	4,591	5,018	2.54	2.42	2.64
Total	$1,799,767	$1,765,027	$1,745,025	$11,999	$11,823	$11,728	2.67%	2.72%	2.70%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018) of $49 million, $64 million and $63 million for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

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

(11)	Includes allocations for capital and funding costs based on the location of the asset.
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2019	2018	2019	2018	2019	2018
Assets
Deposits with banks(4)	$181,926	$173,509	$1,343	$925	1.49%	1.08%
Securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$150,104	$146,816	$2,607	$1,551	3.50%	2.13%
In offices outside the U.S.(4)	121,041	116,009	1,080	824	1.80	1.43
Total	$271,145	$262,825	$3,687	$2,375	2.74%	1.82%
Trading account assets(6)(7)
In U.S. offices	$102,449	$95,175	$1,954	$1,720	3.85%	3.64%
In offices outside the U.S.(4)	130,703	118,222	1,881	1,434	2.90	2.45
Total	$233,152	$213,397	$3,835	$3,154	3.32%	2.98%
Investments
In U.S. offices
Taxable	$221,663	$227,647	$2,782	$2,539	2.53%	2.25%
Exempt from U.S. income tax	15,760	17,435	325	350	4.16	4.05
In offices outside the U.S.(4)	111,782	104,935	2,000	1,790	3.61	3.44
Total	$349,205	$350,017	$5,107	$4,679	2.95%	2.70%
Loans (net of unearned income)(8)
In U.S. offices	$393,546	$381,665	$15,263	$13,690	7.82%	7.23%
In offices outside the U.S.(4)	285,870	287,170	8,726	8,428	6.16	5.92
Total	$679,416	$668,835	$23,989	$22,118	7.12%	6.67%
Other interest-earning assets(9)	$67,405	$68,051	$940	$758	2.81%	2.25%
Total interest-earning assets	$1,782,249	$1,736,634	$38,901	$34,009	4.40%	3.95%
Non-interest-earning assets(6)	$177,022	$174,032
Total assets	$1,959,271	$1,910,666

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018) of $113 million and $127 million for the six months ended June 30, 2019 and 2018, respectively.

(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)	Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 (ASC 210-20-45). However, Interest revenue excludes the impact of ASC 210-20-45.

(6)	The fair value carrying amounts of derivative contracts are reported in Non-interest-earning assets and Other non-interest-bearing liabilities.

(7)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(8)	Includes cash-basis loans.

(9)	Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2019	2018	2019	2018	2019	2018
Liabilities
Deposits
In U.S. offices(4)	$371,949	$327,974	$3,118	$1,938	1.69%	1.19%
In offices outside the U.S.(5)	479,106	449,721	3,193	2,303	1.34	1.03
Total	$851,055	$777,695	$6,311	$4,241	1.50%	1.10%
Securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$111,709	$100,766	$2,256	$1,400	4.07%	2.80%
In offices outside the U.S.(5)	74,782	67,003	1,057	773	2.85	2.33
Total	$186,491	$167,769	$3,313	$2,173	3.58%	2.61%
Trading account liabilities(7)(8)
In U.S. offices	$38,051	$35,050	$411	$267	2.18%	1.54%
In offices outside the U.S.(5)	57,096	59,387	236	184	0.83	0.62
Total	$95,147	$94,437	$647	$451	1.37%	0.96%
Short-term borrowings(9)
In U.S. offices	$79,766	$86,770	$1,201	$828	3.04%	1.92%
In offices outside the U.S.(5)	22,927	23,668	166	166	1.46	1.41
Total	$102,693	$110,438	$1,367	$994	2.68%	1.82%
Long-term debt(10)
In U.S. offices	$194,741	$199,108	$3,370	$3,102	3.49%	3.14%
In offices outside the U.S.(5)	5,003	4,667	71	84	2.86	3.63
Total	$199,744	$203,775	$3,441	$3,186	3.47%	3.15%
Total interest-bearing liabilities	$1,435,130	$1,354,114	$15,079	$11,045	2.12%	1.64%
Demand deposits in U.S. offices	$28,411	$34,633
Other non-interest-bearing liabilities(7)	299,003	320,455
Total liabilities	$1,762,544	$1,709,202
Citigroup stockholders’ equity(11)	$195,971	$200,564
Noncontrolling interest	756	899
Total equity(11)	$196,727	$201,463
Total liabilities and stockholders’ equity	$1,959,271	$1,910,665
Net interest revenue as a percentage of average interest-earning assets
In U.S. offices	$1,006,273	$978,772	$14,261	$13,427	2.86%	2.77%
In offices outside the U.S.(5)	775,974	757,862	9,561	9,537	2.48	2.54
Total	$1,782,247	$1,736,634	$23,822	$22,964	2.70%	2.67%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018) of $113 million and $127 million for the six months ended June 30, 2019 and 2018, respectively.

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

(11)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2nd Qtr. 2019 vs. 1st Qtr. 2019			2nd Qtr. 2019 vs. 2nd Qtr. 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$78	$51	$129	$49	$194	$243
Securities borrowed or purchased under agreements to resell
In U.S. offices	$(41)	$124	$83	$(32)	$539	$507
In offices outside the U.S.(3)	(18)	42	24	4	50	54
Total	$(59)	$166	$107	$(28)	$589	$561
Trading account assets(4)
In U.S. offices	$124	$(50)	$74	$151	$12	$163
In offices outside the U.S.(3)	78	299	377	154	53	207
Total	$202	$249	$451	$305	$65	$370
Investments(1)
In U.S. offices	$(61)	$(108)	$(169)	$(65)	$39	$(26)
In offices outside the U.S.(3)	50	70	120	91	56	147
Total	$(11)	$(38)	$(49)	$26	$95	$121
Loans (net of unearned income)(5)
In U.S. offices	$6	$(41)	$(35)	$199	$457	$656
In offices outside the U.S.(3)	2	42	44	(13)	147	134
Total	$8	$1	$9	$186	$604	$790
Other interest-earning assets(6)	$7	$(33)	$(26)	$(8)	$71	$63
Total interest revenue	$225	$396	$621	$530	$1,618	$2,148

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(5)	Includes cash-basis loans.

(6)	Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	2nd Qtr. 2019 vs. 1st Qtr. 2019			2nd Qtr. 2019 vs. 2nd Qtr. 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$47	$91	$138	$155	$431	$586
In offices outside the U.S.(3)	39	80	119	90	364	454
Total	$86	$171	$257	$245	$795	$1,040
Securities loaned or sold under agreements to repurchase
In U.S. offices	$14	$28	$42	$82	$271	$353
In offices outside the U.S.(3)	26	67	93	54	93	147
Total	$40	$95	$135	$136	$364	$500
Trading account liabilities(4)
In U.S. offices	$(22)	$41	$19	$(1)	$76	$75
In offices outside the U.S.(3)	9	(35)	(26)	(3)	12	9
Total	$(13)	$6	$(7)	$(4)	$88	$84
Short-term borrowings(5)
In U.S. offices	$65	$(6)	$59	$(1)	$192	$191
In offices outside the U.S.(3)	(6)	10	4	(6)	7	1
Total	$59	$4	$63	$(7)	$199	$192
Long-term debt
In U.S. offices	$49	$(49)	$—	$(6)	$71	$65
In offices outside the U.S.(3)	(1)	(2)	(3)	—	(4)	(4)
Total	$48	$(51)	$(3)	$(6)	$67	$61
Total interest expense	$220	$225	$445	$364	$1,513	$1,877
Net interest revenue	$4	$172	$176	$165	$106	$271

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(5)	Includes Brokerage payables.

Analysis of Changes in Interest Revenue(1)(2)(3)

	Six Months 2019 vs. Six Months 2018
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits with banks(3)	$47	$371	$418
Securities borrowed or purchased under agreements to resell
In U.S. offices	$35	$1,021	$1,056
In offices outside the U.S.(3)	37	219	256
Total	$72	$1,240	$1,312
Trading account assets(4)
In U.S. offices	$136	$98	$234
In offices outside the U.S.(3)	162	285	447
Total	$298	$383	$681
Investments(1)
In U.S. offices	$(92)	$310	$218
In offices outside the U.S.(3)	120	90	210
Total	$28	$400	$428
Loans (net of unearned income)(5)
In U.S. offices	$436	$1,137	$1,573
In offices outside the U.S.(3)	(38)	336	298
Total	$398	$1,473	$1,871
Other interest-earning assets(6)	$(7)	$189	$182
Total interest revenue	$836	$4,056	$4,892

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(5)	Includes cash-basis loans.

(6)	Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	Six Months 2019 vs. Six Months 2018
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits
In U.S. offices	$286	$892	$1,178
In offices outside the U.S.(3)	159	733	892
Total	$445	$1,625	$2,070
Securities loaned or sold under agreements to repurchase
In U.S. offices	$165	$691	$856
In offices outside the U.S.(3)	97	187	284
Total	$262	$878	$1,140
Trading account liabilities(4)
In U.S. offices	$24	$120	$144
In offices outside the U.S.(3)	(7)	59	52
Total	$17	$179	$196
Short-term borrowings(5)
In U.S. offices	$(72)	$445	$373
In offices outside the U.S.(3)	(5)	5	—
Total	$(77)	$450	$373
Long-term debt
In U.S. offices	$(69)	$337	$268
In offices outside the U.S.(3)	6	(19)	(13)
Total	$(63)	$318	$255
Total interest expense	$584	$3,450	$4,034
Net interest revenue	$252	$606	$858

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(5)	Includes Brokerage payables.

Market Risk of Trading Portfolios

Value at Risk
As of June 30, 2019, Citi estimates that the conservative features of its VAR calibration contributed an approximate 25% add-on to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets. As of March 31, 2019, the add-on was 26%.
As set forth in the table below, Citi's average trading VAR decreased from March 31, 2019 to June 30, 2019. The decrease was mainly due to a decrease in exposure and a reduction in credit spread risk in the Markets businesses within ICG.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2019	2019 Average	March 31, 2019	2019 Average	June 30, 2018	2018 Average
Interest rate	$40	$36	$32	$37	$60	$61
Credit spread	46	43	43	48	46	47
Covariance adjustment(1)	(24)	(20)	(21)	(23)	(25)	(26)
Fully diversified interest rate and credit spread(2)	$62	$59	$54	$62	$81	$82
Foreign exchange	29	25	15	26	29	30
Equity	22	13	20	17	23	20
Commodity	25	25	30	28	16	17
Covariance adjustment(1)	(69)	(63)	(66)	(67)	(74)	(69)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$69	$59	$53	$66	$75	$80
Specific risk-only component(3)	$2	$2	$2	$3	$2	$3
Total trading VAR—general market risk factors only (excluding credit portfolios)	$67	$57	$51	$63	$73	$77
Incremental impact of the credit portfolio(4)	$7	$10	$14	$15	$16	$10
Total trading and credit portfolio VAR	$76	$69	$67	$81	$91	$90

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Second Quarter		First Quarter		Second Quarter
	2019		2019		2018
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$27	$47	$30	$58	$38	$91
Credit spread	39	48	41	55	43	52
Fully diversified interest rate and credit spread	$49	$72	$51	$89	$59	$118
Foreign exchange	20	32	15	34	20	44
Equity	7	22	10	29	15	26
Commodity	20	33	19	43	13	22
Total trading	$46	$69	$53	$87	$57	$120
Total trading and credit portfolio	59	77	62	103	69	123
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Jun. 30, 2019
Total—all market risk factors, including general and specific risk
Average—during quarter	$58
High—during quarter	68
Low—during quarter	46

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
As of June 30, 2019, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months.

STRATEGIC RISK
For additional information on strategic risk at Citi, see “Strategic Risk” in Citi’s 2018 Annual Report on Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by
country (excluding the U.S.) as of June 30, 2019. The total exposure as of June 30, 2019 to the top 25 countries disclosed below, in combination with the U.S., would represent approximately 95% of Citi’s exposure to all countries. For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 29% of corporate
loans presented in the table below are to U.K. domiciled
entities (29% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.
Approximately 85% of the total U.K. funded loans and 90% of
the total U.K. unfunded commitments were investment grade
as of June 30, 2019. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.
For additional information on strategic risk at Citi, see “Strategic Risk” in Citi’s 2018 Annual Report on Form 10-K.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 2Q19	Total as of 1Q19	Total as of 2Q18	Total as a % of Citi as of 2Q19
United Kingdom	$42.4	$—	$10.3	$55.2	$11.0	$(4.4)	$5.6	$(2.4)	$117.7	$122.3	$125.8	7.2%
Mexico	10.3	25.8	0.3	8.4	1.2	(0.7)	14.9	6.6	66.8	63.4	60.2	4.1
Hong Kong	17.8	14.0	0.7	7.3	1.4	(0.4)	7.5	1.2	49.5	50.3	45.1	3.0
Singapore	13.2	13.2	0.2	4.8	1.0	(0.1)	8.7	1.7	42.7	41.0	41.2	2.6
Ireland	13.4	—	0.5	18.1	0.3	—	—	0.6	32.9	33.5	31.3	2.0
Korea	1.7	17.7	0.2	2.5	1.1	(0.4)	8.0	0.8	31.6	33.7	35.0	1.9
India	4.3	7.3	1.0	5.6	1.9	(0.6)	9.9	1.9	31.3	32.0	27.6	1.9
Brazil	12.3	—	—	3.5	3.9	(1.0)	4.2	3.5	26.4	26.8	24.4	1.6
Australia	4.8	9.9	—	6.7	1.2	(0.4)	1.5	(1.9)	21.8	22.9	23.2	1.3
Japan	2.7	—	0.1	2.5	4.5	(1.6)	6.2	4.6	19.0	14.4	15.9	1.2
Germany	0.8	—	—	6.2	2.4	(3.3)	8.8	3.9	18.8	22.2	16.8	1.2
China	6.1	4.7	0.4	1.8	1.1	(0.4)	4.3	0.3	18.3	17.4	19.5	1.1
Taiwan	5.0	8.8	0.1	1.0	0.3	(0.1)	0.8	1.7	17.6	17.6	19.0	1.1
Canada	2.3	0.7	0.4	7.5	2.3	(0.4)	2.9	0.7	16.4	15.3	15.8	1.0
Poland	3.7	2.0	0.1	3.3	0.2	(0.1)	5.1	1.0	15.3	15.3	13.0	0.9
Jersey	7.2	—	0.1	5.5	—	—	—	—	12.8	9.9	10.0	0.8
United Arab Emirates	6.9	1.4	0.1	3.1	0.4	(0.1)	—	—	11.8	12.4	10.2	0.7
Malaysia	1.8	4.5	0.2	1.0	0.1	(0.1)	1.7	0.5	9.7	10.0	9.7	0.6
Thailand	0.8	2.6	0.2	1.7	0.1	—	1.9	1.2	8.5	6.8	6.9	0.5
Indonesia	2.3	1.0	0.1	1.4	0.1	(0.1)	1.2	0.2	6.2	6.1	6.2	0.4
Italy	0.3	—	—	2.1	4.6	(1.5)	—	0.6	6.1	2.6	3.2	0.4
Russia	1.9	0.9	—	0.8	0.7	(0.1)	0.9	0.3	5.4	4.7	4.6	0.3
Philippines	0.7	1.4	—	0.5	0.2	—	1.9	0.5	5.2	5.9	5.2	0.3
South Africa	1.4	—	0.1	0.7	0.3	(0.1)	1.6	0.1	4.1	3.9	5.3	0.3
Czech Republic	0.9	—	—	0.7	2.4	—	—	—	4.0	3.3	2.2	0.2
Total as a % of Citi’s Total Exposure												36.6%
Total as a % of Citi’s non-U.S. Total Exposure												90.4%

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of June 30, 2019, private bank loans in the table above totaled $27.8 billion, concentrated in Hong Kong ($8.9 billion), Singapore ($7.0 billion) and the U.K. ($6.7 billion).

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

Venezuela
Citi continues to monitor the political and economic environment and uncertainties in Venezuela. As of June 30, 2019, Citi’s net investment in its on-shore Venezuelan operations was approximately $40 million.

Potential Exit of U.K. from EU
As widely reported, the U.K. and EU agreed to extend the U.K.’s scheduled exit from the EU to October 31, 2019. For additional information regarding the U.K’s potential exit from the EU, see “Risk Factors—Strategic Risk” and “Strategic Risk—Potential Exit of U.K. from EU” in Citi’s 2018 Annual Report on Form 10-K.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 9 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
At June 30, 2019, Citigroup had recorded net DTAs of approximately $22.3 billion, a decrease of $0.5 billion from March 31, 2019 and a decrease of $0.6 billion from December 31, 2018. The decrease for the quarter was primarily driven by gains in Other comprehensive income and taxable earnings.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2019	December 31, 2018
Total U.S.	$20.4	$20.7
Total foreign	1.9	2.2
Total	$22.3	$22.9

Of Citi’s total net DTAs of $22.3 billion as of June 30, 2019, $10.4 billion (primarily relating to net operating losses, foreign tax credits and general business credit carry-forwards, which Citi reduced by $0.2 billion in the current quarter) was deducted in calculating Citi’s regulatory capital. Net DTAs resulting from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter ended June 30, 2019, Citi did not have any such DTAs. Accordingly, the remaining $11.9 billion of net DTAs as of June 30, 2019 was not deducted in calculating regulatory capital pursuant to Basel III standards and was appropriately risk weighted under those rules.

Effective Tax Rate
Citi’s effective tax rate for the second quarter of 2019 was 22.3%, compared to 24.3% in the prior-year period. The tax rate for the remainder of the year is expected to be between 22% and 23%.

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
The CECL methodology represents a significant change from existing GAAP and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect that ASU 2016-13 will have on its Consolidated Financial Statements and related disclosures. The impact of the ASU will, among other things, depend upon the state of the economy, forecasted macroeconomic conditions and Citi’s portfolios at the date of adoption. Based on a preliminary analysis performed in the second quarter of 2019 and forecasts of macroeconomic conditions and exposures at that time, the overall impact is estimated to be an approximate 20% to 30% increase in expected credit loss reserves. The ASU will be effective for Citi as of January 1, 2020. This increase would be reflected as a decrease to opening Retained earnings, net of income taxes, at January 1, 2020.
Implementation efforts have been underway, including model development and validation, fulfillment of additional data needs for new disclosures and reporting requirements, and drafting of accounting policies. Substantial progress has been made in model development. Model validations and user acceptance testing commenced in the first quarter of 2019, with parallel runs to begin in the third quarter of 2019. The Company intends to utilize a single macroeconomic scenario in estimating expected credit losses. Reasonable and supportable forecast periods and methods to revert to historical averages to arrive at lifetime expected credit losses vary by product.
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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019 and, based on that evaluation, the CEO and CFO have concluded that at that date, Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi disclosed reportable activities pursuant to Section 219 in the first quarter of 2019.
During the second quarter of 2019, and as a result of an operational error, on March 28, 2019, the Czech Republic branch of Citibank Europe plc (“CEP Czech Republic”), a non-U.S. subsidiary of Citigroup Inc., on behalf of its client, provided a performance bond for the benefit of Mapna Europe GmbH (“Mapna”), an entity that appears to be majority owned by the Government of Iran. The aggregate value of  the bond was EUR 100,670.00 (approximately $113,118.62). Mapna did not make any claims against the bond and CEP Czech Republic did not make any payments to Mapna. Citi realized CZK 106,273.59 (approximately $4,673.91) in administrative fees from its client. The transaction was voluntarily self-disclosed to the U.S. Office of Foreign Asset Control (OFAC) on June 10, 2019.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations above and in Citi’s 2018 Annual Report on Form 10-K and other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2018 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

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

•
the potential impact from a deterioration in or failure to maintain Citi’s co-branding or private label credit card relationships, for example with Sears, due to, among other things, the general economic environment, declining sales and revenues or other operational difficulties of the retailer or merchant, termination of a particular relationship, or other factors, such as bankruptcies, liquidations, restructurings, consolidations or other similar events;

•
the potential impact to Citi’s businesses, credit costs, revenues or other results of operations and financial condition as a result of macroeconomic and geopolitical challenges and uncertainties and volatilities, including, among others, changes in U.S. trade policies and resulting retaliatory measures from other countries, including imposition of tariffs, geopolitical tensions and conflicts and the terms or conditions regarding the U.K.’s potential withdrawal from the European Union;

•
the various risks faced by Citi as a result of weakening economic conditions or changes in governmental fiscal or monetary actions by central banks, such as interest rates and other policies, in the U.S. or Citi’s other target markets;

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

•	Citi’s ability to effectively compete with U.S. and non-U.S. financial services companies and others, including as a result of emerging technologies;

•	the discontinuance of LIBOR or any other interest rate benchmark and the adverse consequences it could have for market participants, including Citi;

•
the potential impact on Citi’s results of operations from the CECL methodology, subsequent to its initial adoption on January 1, 2020, including due to changes in estimates of expected credit losses resulting from Citi’s CECL models and assumptions, existing and forecasted macroeconomic conditions and the credit quality, composition and other characteristics of Citi’s loan and other applicable portfolios;

•
the reclassification of any foreign currency translation adjustment (CTA) components of AOCI, including related hedges and taxes, into earnings, due to the sale or substantial liquidation of any foreign entity, such as those related to Citi’s legacy operations;

•
the potential impact of credit risk and concentrations of risk on Citi’s results of operations, whether due to a default of or deterioration involving consumer, corporate or public sector counterparties in the U.S. or in various countries and jurisdictions globally, including as a result of declines in commodity prices;

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

•
the potential impact to Citi of ongoing implementation and interpretation of regulatory changes and requirements in the U.S. and globally, including on Citi’s compliance risks and costs, reputational and legal risks as well as the impact of any remediation and other financial costs, such as penalties and fines; and

•
the potential outcomes of the extensive legal and regulatory proceedings, as well as regulatory examinations, investigations and other inquiries, to which Citi is or may be subject at any given time, particularly given the increased focus on conduct and controls risk and the severity of the remedies sought and potential collateral consequences to Citi arising from such outcomes.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2019	2018	2019	2018
Revenues
Interest revenue	$19,712	$17,550	$38,788	$33,882
Interest expense	7,762	5,885	15,079	11,045
Net interest revenue	$11,950	$11,665	$23,709	$22,837
Commissions and fees	$2,881	$3,111	$5,807	$6,141
Principal transactions	1,874	2,126	4,678	5,368
Administration and other fiduciary fees	869	934	1,708	1,839
Realized gains on sales of investments, net	468	102	598	272
Impairment losses on investments
Gross impairment losses	(5)	(15)	(13)	(43)
Net impairment losses recognized in earnings	$(5)	$(15)	$(13)	$(43)
Other revenue	$721	$546	$847	$927
Total non-interest revenues	$6,808	$6,804	$13,625	$14,504
Total revenues, net of interest expense	$18,758	$18,469	$37,334	$37,341
Provisions for credit losses and for benefits and claims
Provision for loan losses	$2,089	$1,795	$4,033	$3,598
Policyholder benefits and claims	19	21	31	47
Provision for unfunded lending commitments	(15)	(4)	9	24
Total provisions for credit losses and for benefits and claims	$2,093	$1,812	$4,073	$3,669
Operating expenses
Compensation and benefits	$5,381	$5,452	$11,039	$11,259
Premises and equipment	569	570	1,133	1,163
Technology/communication	1,724	1,797	3,444	3,555
Advertising and marketing	434	411	793	792
Other operating	2,392	2,482	4,675	4,868
Total operating expenses	$10,500	$10,712	$21,084	$21,637
Income from continuing operations before income taxes	$6,165	$5,945	$12,177	$12,035
Provision for income taxes	1,373	1,444	2,648	2,885
Income from continuing operations	$4,792	$4,501	$9,529	$9,150
Discontinued operations
Loss from discontinued operations	$(10)	$(2)	$(12)	$(9)
Benefit for income taxes	(27)	(17)	(27)	(17)
Income from discontinued operations, net of taxes	$17	$15	$15	$8
Net income before attribution of noncontrolling interests	$4,809	$4,516	$9,544	$9,158
Noncontrolling interests	10	26	35	48
Citigroup’s net income	$4,799	$4,490	$9,509	$9,110
Basic earnings per share(1)
Income from continuing operations	$1.94	$1.62	$3.81	$3.30
Income from discontinued operations, net of taxes	0.01	0.01	0.01	0.01
Net income	$1.95	$1.63	$3.82	$3.31
Weighted average common shares outstanding (in millions)	2,286.1	2,530.9	2,313.2	2,546.2
Diluted earnings per share(1)
Income from continuing operations	$1.94	$1.62	$3.81	$3.30
Income (loss) from discontinued operations, net of taxes	0.01	0.01	0.01	0.01
Net income	$1.95	$1.63	$3.82	$3.31
Adjusted weighted average common shares outstanding (in millions)	2,289.0	2,532.3	2,315.7	2,547.6

(1)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Citigroup’s net income	$4,799	$4,490	$9,509	$9,110
Add: Citigroup's other comprehensive income
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$703	$(498)	$1,838	$(1,556)
Net change in debt valuation adjustment (DVA), net of taxes(1)	3	318	(568)	446
Net change in cash flow hedges, net of taxes	517	(101)	803	(323)
Benefit plans liability adjustment, net of taxes	(253)	301	(317)	389
Net change in foreign currency translation adjustment, net of taxes and hedges	91	(2,867)	149	(1,747)
Net change in excluded component of fair value hedges, net of taxes	44	(28)	62	(32)
Citigroup’s total other comprehensive income	$1,105	$(2,875)	$1,967	$(2,823)
Citigroup’s total comprehensive income	$5,904	$1,615	$11,476	$6,287
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$20	$(57)	$7	$(43)
Add: Net income attributable to noncontrolling interests	10	26	35	48
Total comprehensive income	$5,934	$1,584	$11,518	$6,292

(1)	See Note 1 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	June 30,
	2019	December 31,
In millions of dollars	(Unaudited)	2018
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,997	$23,645
Deposits with banks	178,246	164,460
Securities borrowed and purchased under agreements to resell (including $178,108 and $147,701 as of June 30, 2019 and December 31, 2018, respectively, at fair value)	259,769	270,684
Brokerage receivables	50,027	35,450
Trading account assets (including $132,781 and $112,932 pledged to creditors at June 30, 2019 and December 31, 2018, respectively)	306,831	256,117
Investments:
Available-for-sale debt securities (including $10,488 and $9,289 pledged to creditors as of June 30, 2019 and December 31, 2018, respectively)	273,435	288,038
Held-to-maturity debt securities (including $1,521 and $971 pledged to creditors as of June 30, 2019 and December 31, 2018, respectively)	68,693	63,357
Equity securities (including $1,273 and $1,109 at fair value as of June 30, 2019 and December 31, 2018, respectively)	7,574	7,212
Total investments	$349,702	$358,607
Loans:
Consumer (including $20 and $20 as of June 30, 2019 and December 31, 2018, respectively, at fair value)	325,995	330,487
Corporate (including $3,804 and $3,203 as of June 30, 2019 and December 31, 2018, respectively, at fair value)	362,675	353,709
Loans, net of unearned income	$688,670	$684,196
Allowance for loan losses	(12,466)	(12,315)
Total loans, net	$676,204	$671,881
Goodwill	22,065	22,046
Intangible assets (including MSRs of $508 and $584 as of June 30, 2019 and December 31, 2018, at fair value)	5,026	5,220
Other assets (including $22,597 and $20,788 as of June 30, 2019 and December 31, 2018, respectively, at fair value)	115,359	109,273
Total assets	$1,988,226	$1,917,383

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

	June 30,
	2019	December 31,
In millions of dollars	(Unaudited)	2018
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$127	$270
Trading account assets	1,255	917
Investments	1,617	1,796
Loans, net of unearned income
Consumer	46,124	49,403
Corporate	16,940	19,259
Loans, net of unearned income	$63,064	$68,662
Allowance for loan losses	(1,833)	(1,852)
Total loans, net	$61,231	$66,810
Other assets	120	151
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$64,350	$69,944
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2019	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2018
Liabilities
Non-interest-bearing deposits in U.S. offices	$95,659	$105,836
Interest-bearing deposits in U.S. offices (including $1,634 and $717 as of June 30, 2019 and December 31, 2018, respectively, at fair value)	382,738	361,573
Non-interest-bearing deposits in offices outside the U.S.	82,750	80,648
Interest-bearing deposits in offices outside the U.S. (including $1,005 and $758 as of June 30, 2019 and December 31, 2018, respectively, at fair value)	484,460	465,113
Total deposits	$1,045,607	$1,013,170
Securities loaned and sold under agreements to repurchase (including $45,137 and $44,510 as of June 30, 2019 and December 31, 2018, respectively, at fair value)	181,133	177,768
Brokerage payables	69,839	64,571
Trading account liabilities	136,294	144,305
Short-term borrowings (including $5,291 and $4,483 as of June 30, 2019 and December 31, 2018, respectively, at fair value)	42,442	32,346
Long-term debt (including $49,488 and $38,229 as of June 30, 2019 and December 31, 2018, respectively, at fair value)	252,189	231,999
Other liabilities (including $16,799 and $15,906 as of June 30, 2019 and December 31, 2018, respectively, at fair value)	62,612	56,150
Total liabilities	$1,790,116	$1,720,309
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of June 30, 2019— 719,200 and as of December 31, 2018—738,400, at aggregate liquidation value	$17,980	$18,460
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of June 30, 2019—3,099,602,856 and as of December 31, 2018—3,099,567,177	31	31
Additional paid-in capital	107,657	107,922
Retained earnings	158,321	151,347
Treasury stock, at cost: June 30, 2019—840,546,390 shares and December 31, 2018—731,099,833 shares	(51,427)	(44,370)
Accumulated other comprehensive income (loss) (AOCI)	(35,203)	(37,170)
Total Citigroup stockholders’ equity	$197,359	$196,220
Noncontrolling interest	751	854
Total equity	$198,110	$197,074
Total liabilities and equity	$1,988,226	$1,917,383

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

	June 30,
	2019	December 31,
In millions of dollars	(Unaudited)	2018
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$12,865	$13,134
Long-term debt	25,877	28,514
Other liabilities	820	697
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$39,562	$42,345
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Preferred stock at aggregate liquidation value
Balance, beginning of period	$17,980	$19,156	$18,460	$19,253
Redemption of preferred stock	—	(121)	(480)	(218)
Balance, end of period	$17,980	$19,035	$17,980	$19,035
Common stock and additional paid-in capital
Balance, beginning of period	$107,582	$107,630	$107,953	$108,039
Employee benefit plans	112	120	(270)	(285)
Other	(6)	5	5	1
Balance, end of period	$107,688	$107,755	$107,688	$107,755
Retained earnings
Balance, beginning of period	$154,859	$141,863	$151,347	$138,425
Adjustment to opening balance, net of taxes(1)	—	—	151	(84)
Adjusted balance, beginning of period	$154,859	$141,863	$151,498	$138,341
Citigroup’s net income	4,799	4,490	9,509	9,110
Common dividends(2)	(1,041)	(824)	(2,116)	(1,650)
Preferred dividends	(296)	(318)	(558)	(590)
Other(3)	—	—	(12)	—
Balance, end of period	$158,321	$145,211	$158,321	$145,211
Treasury stock, at cost
Balance, beginning of period	$(47,861)	$(32,115)	$(44,370)	$(30,309)
Employee benefit plans(4)	9	2	573	471
Treasury stock acquired(5)	(3,575)	(2,300)	(7,630)	(4,575)
Balance, end of period	$(51,427)	$(34,413)	$(51,427)	$(34,413)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(36,308)	$(34,619)	$(37,170)	$(34,668)
Adjustment to opening balance, net of taxes	—	—	—	(3)
Adjusted balance, beginning of period	$(36,308)	$(34,619)	$(37,170)	$(34,671)
Citigroup’s total other comprehensive income	1,105	(2,875)	1,967	(2,823)
Balance, end of period	$(35,203)	$(37,494)	$(35,203)	$(37,494)
Total Citigroup common stockholders’ equity	$179,379	$181,059	$179,379	$181,059
Total Citigroup stockholders’ equity	$197,359	$200,094	$197,359	$200,094
Noncontrolling interests
Balance, beginning of period	$763	$951	$854	$932
Transactions between Citigroup and the noncontrolling-interest shareholders	—	(1)	(99)	(16)
Net income attributable to noncontrolling-interest shareholders	10	26	35	48
Distributions paid to noncontrolling-interest shareholders	(33)	(36)	(37)	(36)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	20	(57)	7	(43)
Other	(9)	(9)	(9)	(11)
Net change in noncontrolling interests	$(12)	$(77)	$(103)	$(58)
Balance, end of period	$751	$874	$751	$874
Total equity	$198,110	$200,968	$198,110	$200,968

(1)	See Note 1 to the Consolidated Financial Statements for additional details.

(2)	Common dividends declared were $0.45 per share in the first and second quarters of 2019 and $0.32 for the first and second quarters of 2018.

(3)	Includes the impact of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 1 to the Consolidated Financial Statements.

(4)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(5)	Primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2019	2018
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$9,544	$9,158
Net income attributable to noncontrolling interests	35	48
Citigroup’s net income	$9,509	$9,110
Income from discontinued operations, net of taxes	15	8
Income from continuing operations—excluding noncontrolling interests	$9,494	$9,102
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	1,883	1,855
Provision for loan losses	4,033	3,598
Realized gains from sales of investments	(598)	(272)
Net impairment losses on investments, goodwill and intangible assets	13	43
Change in trading account assets	(50,776)	(10,235)
Change in trading account liabilities	(8,011)	15,575
Change in brokerage receivables net of brokerage payables	(9,309)	7,737
Change in loans HFS	1,029	(147)
Change in other assets	(5,442)	(5,799)
Change in other liabilities	6,462	(2,685)
Other, net	13,466	(10,453)
Total adjustments	$(47,250)	$(783)
Net cash provided by (used in) operating activities of continuing operations	$(37,756)	$8,319
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$10,915	$(33,048)
Change in loans	(7,803)	(10,132)
Proceeds from sales and securitizations of loans	2,249	3,217
Purchases of investments	(118,132)	(81,871)
Proceeds from sales of investments	63,595	41,808
Proceeds from maturities of investments	57,684	44,846
Capital expenditures on premises and equipment and capitalized software	(3,349)	(1,690)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	68	143
Other, net	71	98
Net cash provided by (used in) investing activities of continuing operations	$5,298	$(36,629)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,650)	$(2,232)
Redemption of preferred stock	(480)	(218)
Treasury stock acquired	(7,518)	(4,686)
Stock tendered for payment of withholding taxes	(359)	(475)
Change in securities loaned and sold under agreements to repurchase	3,365	21,551
Issuance of long-term debt	31,849	40,757
Payments and redemptions of long-term debt	(18,428)	(35,087)
Change in deposits	32,437	36,908
Change in short-term borrowings	10,096	(7,219)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)	Six Months Ended June 30,
In millions of dollars	2019	2018
Net cash provided by financing activities of continuing operations	$48,312	$49,299
Effect of exchange rate changes on cash and due from banks	$(716)	$(603)
Change in cash and due from banks and deposits with banks	$15,138	$20,386
Cash, due from banks and deposits with banks at beginning of period	188,105	180,516
Cash, due from banks and deposits with banks at end of period	$203,243	$200,902
Cash and due from banks	$24,997	$21,077
Deposits with banks	178,246	179,825
Cash, due from banks and deposits with banks at end of period	$203,243	$200,902
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,814	$2,239
Cash paid during the period for interest	14,000	9,957
Non-cash investing activities
Transfers to loans HFS from loans	$3,600	$2,900

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2019 and for the three- and six-month periods ended June 30, 2019 and 2018 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 Annual Report on Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (First Quarter of 2019 Form 10-Q).
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

ACCOUNTING CHANGES

Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases the transparency and comparability of accounting for lease transactions. The ASU requires lessees to recognize liabilities for operating leases and corresponding right-of-use (ROU) assets on the balance sheet. The ASU also requires quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessee accounting for finance leases, as well as lessor accounting, are largely unchanged.
Effective January 1, 2019, the Company prospectively adopted the provisions of the ASU. At adoption, Citi recognized a lease liability and a corresponding ROU asset of approximately $4.4 billion on the Consolidated Balance Sheet related to its future lease payments as a lessee under operating leases. Additionally, the Company recorded a $151 million increase in Retained earnings for the cumulative effect of recognizing previously deferred gains on sale/leaseback transactions. Adoption of the ASU did not have a material impact on the Consolidated Statement of Income. See Notes 13 and 22 for additional details.
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

Lessee accounting
Operating lease ROU assets and lease liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet. Finance lease assets and liabilities are included in Other assets and Long-term debt, respectively, on the Consolidated Balance Sheet. The Company uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU asset is measured at the amount of the lease liability plus any prepaid rent and remaining initial direct costs, less any remaining lease incentives and accrued rent. The ROU asset is subject to impairment, during the lease term, in a manner consistent with the impairment of long-lived assets. The lease terms include periods covered by options to extend or terminate the lease depending on whether Citi is reasonably certain to exercise such options.

Lessor accounting
Lessor accounting is largely unchanged under the ASU. Citi acts as a lessor for power, railcar, shipping and aircraft assets, where the Company has executed operating, direct financing and leveraged leasing arrangements. In a direct financing or a leveraged lease, Citi derecognizes the leased asset and records a lease financing receivable at lease commencement in Loans. Upon lease termination, Citi may obtain control of the asset, which is then recorded in Other assets on the Consolidated Balance Sheet and any remaining receivable for the asset’s residual value is derecognized. Under the ASU, leveraged lease accounting is grandfathered and may continue to be applied until the leveraged lease is terminated or modified. Upon modification, the lease must be classified as an operating, direct finance or sales-type lease in accordance with the ASU.
Separately, as part of managing its real estate footprint, Citi subleases excess real estate space via operating lease arrangements, while retaining its obligations as a lessee.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

The Company’s Discontinued operations consisted of residual activities related to the sales of the German Retail Banking operations and the Egg Banking plc Credit Card business in 2008 and 2011, respectively. All Discontinued operations results are recorded within Corporate/Other.
The following summarizes financial information for all Discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Total revenues, net of interest expense	$—	$—	$—	$—
Loss from discontinued operations	$(10)	$(2)	$(12)	$(9)
Provision (benefit) for income taxes	(27)	(17)	(27)	(17)
Income from discontinued operations, net of taxes	$17	$15	$15	$8

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
The following table presents certain information regarding the Company’s continuing operations by segment:

	Three Months Ended June 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2019	2018	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Global Consumer Banking	$8,505	$8,244	$417	$411	$1,413	$1,276	$437	$432
Institutional Clients Group	9,721	9,697	919	971	3,343	3,241	1,454	1,394
Corporate/Other	532	528	37	62	36	(16)	97	91
Total	$18,758	$18,469	$1,373	$1,444	$4,792	$4,501	$1,988	$1,917

(1)
Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $8.6 billion and $8.6 billion; in EMEA of $3.0 billion and $3.0 billion; in Latin America of $2.6 billion and $2.5 billion; and in Asia of $4.0 billion and $3.8 billion for the three months ended June 30, 2019 and 2018, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $2.0 billion and $1.9 billion; in the ICG results of $103 million and $25 million; and in the Corporate/Other results of $(22) million and $(118) million for the three months ended June 30, 2019 and 2018, respectively.

	Six Months Ended June 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)
In millions of dollars	2019	2018	2019	2018	2019	2018
Global Consumer Banking	$16,956	$16,670	$839	$865	$2,850	$2,666
Institutional Clients Group	19,415	19,552	1,843	2,027	6,665	6,575
Corporate/Other	963	1,119	(34)	(7)	14	(91)
Total	$37,334	$37,341	$2,648	$2,885	$9,529	$9,150

(1)
Includes total revenues, net of interest expense, in North America of $17.0 billion and $16.9 billion; in EMEA of $6.1 billion and $6.2 billion; in Latin America of $5.2 billion and $5.1 billion; and in Asia of $8.1 billion and $8.0 billion for the six months ended June 30, 2019 and 2018, respectively. Regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $4.0 billion and $3.8 billion; in the ICG results of $124 million and $(16) million; and in the Corporate/Other results of $(47) million and $(125) million for the six months ended June 30, 2019 and 2018, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Interest revenue
Loan interest, including fees	$11,981	$11,190	$23,949	$22,082
Deposits with banks	736	493	1,343	925
Securities borrowed or purchased under agreements to resell	1,893	1,336	3,677	2,375
Investments, including dividends	2,505	2,374	5,053	4,608
Trading account assets(1)	2,140	1,763	3,826	3,134
Other interest	457	394	940	758
Total interest revenue	$19,712	$17,550	$38,788	$33,882
Interest expense
Deposits(2)	$3,284	$2,244	$6,311	$4,241
Securities loaned or sold under agreements to repurchase	1,724	1,224	3,313	2,173
Trading account liabilities(1)	320	236	647	451
Short-term borrowings	715	523	1,367	994
Long-term debt	1,719	1,658	3,441	3,186
Total interest expense	$7,762	$5,885	$15,079	$11,045
Net interest revenue	$11,950	$11,665	$23,709	$22,837
Provision for loan losses	2,089	1,795	4,033	3,598
Net interest revenue after provision for loan losses	$9,861	$9,870	$19,676	$19,239

(1)	Interest expense on Trading account liabilities is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $189 million and $319 million for the three months ended June 30, 2019 and 2018, respectively, and $382 million and $695 million for the six months ended June 30, 2019 and 2018, respectively.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

For additional information on Citi’s Commissions and Fees; Administration and Other Fiduciary Fees, see Note 5 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

The following tables present Commissions and fees revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019				2019
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$934	$—	$—	$934	$1,844	$—	$—	$1,844
Brokerage commissions	438	211	—	649	909	397	—	1,306
Credit- and bank-card income
Interchange fees	313	2,198	—	2,511	591	4,182	—	4,773
Card-related loan fees	16	183	—	199	29	343	—	372
Card rewards and partner payments	(174)	(2,277)	—	(2,451)	(327)	(4,338)	—	(4,665)
Deposit-related fees(1)	247	138	—	385	492	277	—	769
Transactional service fees	194	36	—	230	389	71	—	460
Corporate finance(2)	150	1	—	151	328	2	—	330
Insurance distribution revenue	2	129	—	131	6	261	—	267
Insurance premiums	—	26	1	27	—	55	—	55
Loan servicing	—	16	3	19	42	46	9	97
Other	2	94	—	96	19	179	1	199
Total commissions and fees(3)	$2,122	$755	$4	$2,881	$4,322	$1,475	$10	$5,807

	Three Months Ended June 30,				Six Months Ended June 30,
	2018				2018
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$1,012	$—	$—	$1,012	$1,834	$—	$—	$1,834
Brokerage commissions	491	206	—	697	1,057	454	—	1,511
Credit- and bank-card income
Interchange fees	276	2,025	5	2,306	536	3,899	10	4,445
Card-related loan fees	17	147	6	170	31	302	12	345
Card rewards and partner payments	(126)	(2,065)	(6)	(2,197)	(250)	(3,939)	(11)	(4,200)
Deposit-related fees(1)	236	160	1	397	472	343	2	817
Transactional service fees	182	21	1	204	372	42	3	417
Corporate finance(2)	219	1	—	220	361	2	—	363
Insurance distribution revenue	5	142	5	152	10	285	10	305
Insurance premiums	—	32	1	33	—	65	—	65
Loan servicing	33	40	9	82	71	62	21	154
Other	—	34	1	35	15	67	3	85
Total commissions and fees(3)	$2,345	$743	$23	$3,111	$4,509	$1,582	$50	$6,141

(1)
Includes overdraft fees of $31 million and $30 million for the three months ended June 30, 2019 and 2018, respectively, and $61 million and $62 million for the six months ended June 30, 2019 and 2018, respectively. Overdraft fees are accounted for under ASC 310.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.

(3)
Commissions and fees includes $(2,025) million and $(1,648) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended June 30, 2019 and 2018, respectively, and $(3,746) million and $(3,193) million for the six months ended June 30, 2019 and 2018, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
The following table presents Administration and other fiduciary fees:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019				2019
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$381	$6	$18	$405	$745	$9	$34	$788
Fiduciary fees	163	154	(1)	316	315	300	11	626
Guarantee fees	132	14	2	148	262	28	4	294
Total administration and other fiduciary fees(1)	$676	$174	$19	$869	$1,322	$337	$49	$1,708

	Three Months Ended June 30,				Six Months Ended June 30,
	2018				2018
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$399	$45	$17	$461	$767	$92	$32	$891
Fiduciary fees	165	150	12	327	332	297	19	648
Guarantee fees	130	14	2	146	267	29	4	300
Total administration and other fiduciary fees(1)	$694	$209	$31	$934	$1,366	$418	$55	$1,839

(1)
Administration and other fiduciary fees includes $148 million and $146 million for the three months ended June 30, 2019 and 2018, respectively, and $294 million and $300 million for the six months ended June 30, 2019 and 2018, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These amounts include guarantee fees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Interest rate risks(1)	$1,320	$1,550	$3,038	$3,116
Foreign exchange risks(2)	427	175	900	905
Equity risks(3)	(1)	120	455	709
Commodity and other risks(4)	89	208	208	309
Credit products and risks(5)	39	73	77	329
Total	$1,874	$2,126	$4,678	$5,368

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

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Benefits earned during the period	$—	$—	$35	$38	$—	$—	$2	$3
Interest cost on benefit obligation	123	126	73	72	6	7	26	25
Expected return on plan assets	(202)	(211)	(68)	(72)	(4)	(3)	(21)	(22)
Amortization of unrecognized:
Prior service cost (benefit)	(1)	—	(1)	(1)	—	—	(3)	(3)
Net actuarial loss	48	42	15	14	—	—	6	8
Curtailment loss(1)	—	1	—	—	—	—	—	—
Settlement loss(1)	—	—	2	1	—	—	—	—
Total net (benefit) expense	$(32)	$(42)	$56	$52	$2	$4	$10	$11

(1)	Losses due to curtailment and settlement relate to repositioning and divestiture activities.

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Benefits earned during the period	$—	$1	$71	$76	$—	$—	$4	$5
Interest cost on benefit obligation	253	249	148	147	13	13	52	51
Expected return on plan assets	(405)	(424)	(136)	(150)	(9)	(6)	(42)	(45)
Amortization of unrecognized
Prior service benefit	—	—	(2)	(2)	—	—	(5)	(5)
Net actuarial loss	92	89	30	27	—	—	11	15
Curtailment loss (1)	—	1	—	—	—	—	—	—
Settlement loss(1)	—	—	2	5	—	—	—	—
Total net (benefit) expense	$(60)	$(84)	$113	$103	$4	$7	$20	$21

1)	Losses due to curtailment and settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Six Months Ended June 30, 2019
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$12,655	$7,149	$662	$1,159
Plans measured annually	(25)	(1,862)	—	(307)
Projected benefit obligation at beginning of year—Significant Plans	$12,630	$5,287	$662	$852
First quarter activity	408	293	13	62
Projected benefit obligation at March 31, 2019—Significant Plans	$13,038	$5,580	$675	$914
Benefits earned during the period	—	21	—	1
Interest cost on benefit obligation	122	60	6	23
Actuarial loss	548	172	42	48
Benefits paid, net of participants’ contributions and government subsidy	(233)	(79)	(13)	(19)
Foreign exchange impact and other	—	3	—	8
Projected benefit obligation at period end—Significant Plans	$13,475	$5,757	$710	$975

	Six Months Ended June 30, 2019
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$11,490	$6,699	$345	$1,036
Plans measured annually	—	(1,248)	—	(9)
Plan assets at fair value at beginning of year—Significant Plans	$11,490	$5,451	$345	$1,027
First quarter activity	487	257	2	32
Plan assets at fair value at March 31, 2019—Significant Plans	$11,977	$5,708	$347	$1,059
Actual return on plan assets	449	206	9	62
Company contributions, net of reimbursements	438	14	5	218
Benefits paid, net of participants’ contributions and government subsidy	(233)	(79)	(13)	(19)
Foreign exchange impact and other	—	250	—	(236)
Plan assets at fair value at period end—Significant Plans	$12,631	$6,099	$348	$1,084
Funded status of the Significant Plans
Qualified plans(1)	$(151)	$342	$(362)	$109
Nonqualified plans	(693)	—	—	—
Funded status of the plans at period end—Significant Plans	$(844)	$342	$(362)	$109
Net amount recognized at period end
Benefit asset	$—	$920	$—	$109
Benefit liability	(844)	(578)	(362)	—
Net amount recognized on the balance sheet—Significant Plans	$(844)	$342	$(362)	$109
Amounts recognized in AOCI at period end
Prior service benefit	$—	$14	$—	$72
Net actuarial (loss) gain	(7,101)	(995)	13	(320)
Net amount recognized in equity (pretax)—Significant Plans	$(7,101)	$(981)	$13	$(248)
Accumulated benefit obligation at period end—Significant Plans	$13,469	$5,467	$710	$975

(1)
The U.S. qualified pension plan is fully funded pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2019 and no minimum required funding is expected for 2019.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Beginning of period balance, net of tax(1)(2)	$(6,321)	$(6,257)
Actuarial assumptions changes and plan experience	(814)	(1,609)
Net asset gain (loss) due to difference between actual and expected returns	443	1,133
Net amortization	66	128
Prior service cost	(5)	(5)
Curtailment/settlement gain(3)	2	2
Foreign exchange impact and other	(22)	(47)
Change in deferred taxes, net	77	81
Change, net of tax	$(253)	$(317)
End of period balance, net of tax(1)(2)	$(6,574)	$(6,574)

(1)	See Note 17 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Curtailment and settlement relate to repositioning and divestiture activities.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Jun. 30, 2019	Jun. 30, 2018
U.S. plans
Qualified pension	3.85%	3.95%
Nonqualified pension	3.90	3.95
Postretirement	3.80	3.90
Non-U.S. plans
Pension	0.45-10.30	0.75-9.90
Weighted average	4.74	4.86
Postretirement	10.30	9.50

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018
U.S. plans
Qualified pension	3.45%	3.85%	4.25%
Nonqualified pension	3.50	3.90	4.25
Postretirement	3.35	3.80	4.20
Non-U.S. plans
Pension	0.30-9.55	0.45-10.30	0.75-10.75
Weighted average	4.52	4.74	5.09
Postretirement	9.70	10.30	10.75

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended June 30, 2019
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$7	$(10)
Non-U.S. plans	(3)	5
Postretirement
U.S. plans	1	(1)
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first six months of 2019. The Company made a discretionary contribution of $425 million and $220 million to the U.S. qualified defined benefit plan and Mexico—Banco Nacional Healthcare Postretirement Plan, respectively, during the second quarter of 2019.

The following table summarizes the Company’s actual contributions for the six months ended June 30, 2019 and 2018, as well as estimated expected Company contributions for the remainder of 2019 and the actual contributions made for the remainder of 2018:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Company contributions(2) for the six months ended June 30	$463	$28	$64	$112	$—	$7	$223	$5
Company contributions made during the remainder of the year	—	27	—	70	—	143	—	4
Company contributions expected to be made during the remainder of the year	30	—	70	—	2	—	5	—

(1)	The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions
for the defined contribution plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
U.S. plans	$99	$99	$198	$203
Non-U.S. plans	71	72	139	148

Post Employment Plans
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Service-related expense			$—	$—
Interest cost on benefit obligation	$1	$1	$1	$1
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	—	(7)	—	(15)
Net actuarial loss	—	—	1	1
Total service-related (benefit) expense	$—	$(7)	$1	$(14)
Non-service-related expense (benefit)	$2	$(3)	$6	$3
Total net expense (benefit)	$2	$(10)	$7	$(11)

9.   EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2019	2018	2019	2018
Income from continuing operations before attribution of noncontrolling interests	$4,792	$4,501	$9,529	$9,150
Less: Noncontrolling interests from continuing operations	10	26	35	48
Net income from continuing operations (for EPS purposes)	$4,782	$4,475	$9,494	$9,102
Loss from discontinued operations, net of taxes	17	15	15	8
Citigroup's net income	$4,799	$4,490	$9,509	$9,110
Less: Preferred dividends(1)	296	318	558	590
Net income available to common shareholders	$4,503	$4,172	$8,951	$8,520
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	50	49	109	90
Net income allocated to common shareholders for basic and diluted EPS	4,453	4,123	8,842	8,430
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,286.1	2,530.9	2,313.2	2,546.2
Effect of dilutive securities
Options(2)	—	0.1	0.1	0.1
Other employee plans	2.9	1.3	2.4	1.3
Adjusted weighted-average common shares outstanding applicable to diluted EPS(3)	2,289.0	2,532.3	2,315.7	2,547.6
Basic earnings per share(4)
Income from continuing operations	$1.94	$1.62	$3.81	$3.30
Discontinued operations	0.01	0.01	0.01	0.01
Net income	$1.95	$1.63	$3.82	$3.31
Diluted earnings per share(4)
Income from continuing operations	$1.94	$1.62	$3.81	$3.30
Discontinued operations	0.01	0.01	0.01	0.01
Net income	$1.95	$1.63	$3.82	$3.31

(1)
As of June 30, 2019, Citi estimates it will distribute preferred dividends of approximately $550 million during the remainder of 2019, assuming such dividends are declared by the Citi Board of Directors.

(2)
During the second quarter of 2019, no significant options to purchase shares of common stock were outstanding. During the second quarter of 2018, weighted-average options to purchase 0.5 million shares of common stock were outstanding but not included in the computation of earnings per share because the weighted-average exercise price of $148.77 per share was anti-dilutive.

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
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2019	December 31, 2018
Securities purchased under agreements to resell	$163,786	$159,364
Deposits paid for securities borrowed	95,983	111,320
Total(1)	$259,769	$270,684

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2019	December 31, 2018
Securities sold under agreements to repurchase	$168,861	$166,090
Deposits received for securities loaned	12,272	11,678
Total(1)	$181,133	$177,768

(1)
The above tables do not include securities-for-securities lending transactions of $16.8 billion and $15.9 billion at June 30, 2019 and December 31, 2018, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.

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

	As of June 30, 2019
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$292,088	$128,302	$163,786	$128,476	$35,310
Deposits paid for securities borrowed	95,983	—	95,983	26,429	69,554
Total	$388,071	$128,302	$259,769	$154,905	$104,864

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$297,163	$128,302	$168,861	$87,803	$81,058
Deposits received for securities loaned	12,272	—	12,272	2,551	9,721
Total	$309,435	$128,302	$181,133	$90,354	$90,779

	As of December 31, 2018
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$246,788	$87,424	$159,364	$124,557	$34,807
Deposits paid for securities borrowed	111,320	—	111,320	35,766	75,554
Total	$358,108	$87,424	$270,684	$160,323	$110,361

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$253,514	$87,424	$166,090	$82,823	$83,267
Deposits received for securities loaned	11,678	—	11,678	3,415	8,263
Total	$265,192	$87,424	$177,768	$86,238	$91,530

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

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

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity:

	As of June 30, 2019
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$152,704	$69,173	$34,516	$40,770	$297,163
Deposits received for securities loaned	7,576	155	2,359	2,182	12,272
Total	$160,280	$69,328	$36,875	$42,952	$309,435

	As of December 31, 2018
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$108,405	$70,850	$29,898	$44,361	$253,514
Deposits received for securities loaned	6,296	774	2,626	1,982	11,678
Total	$114,701	$71,624	$32,524	$46,343	$265,192

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral:

	As of June 30, 2019
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$114,492	$—	$114,492
State and municipal securities	2,226	11	2,237
Foreign government securities	110,796	269	111,065
Corporate bonds	21,909	597	22,506
Equity securities	17,919	10,677	28,596
Mortgage-backed securities	18,541	—	18,541
Asset-backed securities	6,540	—	6,540
Other	4,740	718	5,458
Total	$297,163	$12,272	$309,435

	As of December 31, 2018
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$86,785	$41	$86,826
State and municipal securities	2,605	—	2,605
Foreign government securities	99,131	179	99,310
Corporate bonds	21,719	749	22,468
Equity securities	12,920	10,664	23,584
Mortgage-backed securities	19,421	—	19,421
Asset-backed securities	6,207	—	6,207
Other	4,726	45	4,771
Total	$253,514	$11,678	$265,192

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	June 30, 2019	December 31, 2018
Receivables from customers	$15,887	$14,415
Receivables from brokers, dealers and clearing organizations	34,140	21,035
Total brokerage receivables(1)	$50,027	$35,450
Payables to customers	$38,589	$40,273
Payables to brokers, dealers and clearing organizations	31,250	24,298
Total brokerage payables(1)	$69,839	$64,571

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

The following table presents Citi’s investments by category:

In millions of dollars	June 30, 2019	December 31, 2018

Debt securities available-for-sale (AFS)	$273,435	$288,038
Debt securities held-to-maturity (HTM)(1)	68,693	63,357
Marketable equity securities carried at fair value(2)	533	220
Non-marketable equity securities carried at fair value(2)	740	889
Non-marketable equity securities measured using the measurement alternative(3)	642	538
Non-marketable equity securities carried at cost(4)	5,659	5,565
Total investments	$349,702	$358,607

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses are recognized in earnings.

(3)	Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings.

(4)	Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Taxable interest	$2,324	$2,158	$4,696	$4,200
Interest exempt from U.S. federal income tax	126	132	253	262
Dividend income	55	84	104	146
Total interest and dividend income	$2,505	$2,374	$5,053	$4,608

The following table presents realized gains and losses on the sales of investments, which exclude OTTI losses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Gross realized investment gains	$474	$170	$642	$396
Gross realized investment losses	(6)	(68)	(44)	(124)
Net realized gains on sale of investments	$468	$102	$598	$272

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	June 30, 2019				December 31, 2018
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$37,488	$717	$345	$37,860	$43,504	$241	$725	$43,020
Alt-A	1	—	—	1	1	—	—	1
Non-U.S. residential	907	3	1	909	1,310	4	2	1,312
Commercial	114	1	—	115	173	1	2	172
Total mortgage-backed securities	$38,510	$721	$346	$38,885	$44,988	$246	$729	$44,505
U.S. Treasury and federal agency securities
U.S. Treasury	$102,563	$82	$583	$102,062	$109,376	$33	$1,339	$108,070
Agency obligations	7,488	7	48	7,447	9,283	1	132	9,152
Total U.S. Treasury and federal agency securities	$110,051	$89	$631	$109,509	$118,659	$34	$1,471	$117,222
State and municipal	$6,228	$139	$197	$6,170	$9,372	$96	$262	$9,206
Foreign government	101,400	803	463	101,740	100,872	415	596	100,691
Corporate	12,380	74	131	12,323	11,714	42	157	11,599
Asset-backed securities(1)	618	2	2	618	845	2	4	843
Other debt securities	4,191	—	1	4,190	3,973	—	1	3,972
Total debt securities AFS	$273,378	$1,828	$1,771	$273,435	$290,423	$835	$3,220	$288,038

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

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government agency guaranteed	$8,595	$255	$5,718	$90	$14,313	$345
Non-U.S. residential	175	1	1	—	176	1
Commercial	7	—	61	—	68	—
Total mortgage-backed securities	$8,777	$256	$5,780	$90	$14,557	$346
U.S. Treasury and federal agency securities
U.S. Treasury	$19,187	$135	$54,921	$448	$74,108	$583
Agency obligations	316	2	6,857	46	7,173	48
Total U.S. Treasury and federal agency securities	$19,503	$137	$61,778	$494	$81,281	$631
State and municipal	$925	$156	$960	$41	$1,885	$197
Foreign government	25,294	337	7,038	126	32,332	463
Corporate	2,598	126	493	5	3,091	131
Asset-backed securities	476	2	29	—	505	2
Other debt securities	1,535	1	—	—	1,535	1
Total debt securities AFS	$59,108	$1,015	$76,078	$756	$135,186	$1,771
December 31, 2018
Debt securities AFS
Mortgage-backed securities
U.S. government agency guaranteed	$11,160	$286	$13,143	$439	$24,303	$725
Non-U.S. residential	284	2	2	—	286	2
Commercial	79	1	82	1	161	2
Total mortgage-backed securities	$11,523	$289	$13,227	$440	$24,750	$729
U.S. Treasury and federal agency securities
U.S. Treasury	$8,389	$42	$77,883	$1,297	$86,272	$1,339
Agency obligations	277	2	8,660	130	8,937	132
Total U.S. Treasury and federal agency securities	$8,666	$44	$86,543	$1,427	$95,209	$1,471
State and municipal	$1,614	$34	$1,303	$228	$2,917	$262
Foreign government	40,655	265	15,053	331	55,708	596
Corporate	4,547	115	2,077	42	6,624	157
Asset-backed securities	441	4	55	—	496	4
Other debt securities	1,790	1	—	—	1,790	1
Total debt securities AFS	$69,236	$752	$118,258	$2,468	$187,494	$3,220

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	June 30, 2019		December 31, 2018
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$12	$12	$14	$14
After 1 but within 5 years	589	590	662	661
After 5 but within 10 years	1,986	2,133	2,779	2,828
After 10 years(2)	35,923	36,150	41,533	41,002
Total	$38,510	$38,885	$44,988	$44,505
U.S. Treasury and federal agency securities
Due within 1 year	$42,893	$42,803	$41,941	$41,867
After 1 but within 5 years	66,636	66,189	76,139	74,800
After 5 but within 10 years	497	489	489	462
After 10 years(2)	25	28	90	93
Total	$110,051	$109,509	$118,659	$117,222
State and municipal
Due within 1 year	$1,282	$1,251	$2,586	$2,586
After 1 but within 5 years	1,188	1,165	1,676	1,675
After 5 but within 10 years	446	454	585	602
After 10 years(2)	3,312	3,300	4,525	4,343
Total	$6,228	$6,170	$9,372	$9,206
Foreign government
Due within 1 year	$41,222	$41,247	$39,078	$39,028
After 1 but within 5 years	49,183	49,472	50,125	49,962
After 5 but within 10 years	9,758	9,836	10,153	10,149
After 10 years(2)	1,237	1,185	1,516	1,552
Total	$101,400	$101,740	$100,872	$100,691
All other(3)
Due within 1 year	$7,424	$7,420	$6,166	$6,166
After 1 but within 5 years	8,297	8,306	8,459	8,416
After 5 but within 10 years	1,249	1,213	1,474	1,427
After 10 years(2)	219	192	433	405
Total	$17,189	$17,131	$16,532	$16,414
Total debt securities AFS	$273,378	$273,435	$290,423	$288,038

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2019
Debt securities HTM
Mortgage-backed securities(1)
U.S. government agency guaranteed(2)	$38,885	$726	$80	$39,531
Non-U.S. residential	1,242	11	1	1,252
Commercial	443	—	1	442
Total mortgage-backed securities	$40,570	$737	$82	$41,225
State and municipal	$7,892	$359	$13	$8,238
Foreign government	1,920	17	8	1,929
Asset-backed securities(1)	18,311	8	51	18,268
Total debt securities HTM	$68,693	$1,121	$154	$69,660
December 31, 2018
Debt securities HTM
Mortgage-backed securities(1)
U.S. government agency guaranteed	$34,239	$199	$578	$33,860
Non-U.S. residential	1,339	12	1	1,350
Commercial	368	—	—	368
Total mortgage-backed securities	$35,946	$211	$579	$35,578
State and municipal	$7,628	$167	$138	$7,657
Foreign government	1,027	—	24	1,003
Asset-backed securities(1)	18,756	8	112	18,652
Total debt securities HTM	$63,357	$386	$853	$62,890

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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
June 30, 2019
Debt securities held-to-maturity
Mortgage-backed securities	$304	$1	$9,980	$81	$10,284	$82
State and municipal	9	—	268	13	277	13
Foreign government	1,929	8	—	—	1,929	8
Asset-backed securities	11,532	46	501	5	12,033	51
Total debt securities held-to-maturity	$13,774	$55	$10,749	$99	$24,523	$154
December 31, 2018
Debt securities held-to-maturity
Mortgage-backed securities	$2,822	$20	$18,086	$559	$20,908	$579
State and municipal	981	34	1,242	104	2,223	138
Foreign government	1,003	24	—	—	1,003	24
Asset-backed securities	13,008	112	—	—	13,008	112
Total debt securities held-to-maturity	$17,814	$190	$19,328	$663	$37,142	$853
Note: Excluded from the gross unrecognized losses presented in the table above are $(658) million and $(653) million of net unrealized losses recorded in AOCI as of June 30, 2019 and December 31, 2018, respectively, primarily related to the difference between the amortized cost and carrying value of HTM debt securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at June 30, 2019 and December 31, 2018.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	June 30, 2019		December 31, 2018
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$3	$3	$3	$3
After 1 but within 5 years	534	541	539	540
After 5 but within 10 years	1,816	1,885	997	1,011
After 10 years(1)	38,217	38,796	34,407	34,024
Total	$40,570	$41,225	$35,946	$35,578
State and municipal
Due within 1 year	$38	$38	$37	$37
After 1 but within 5 years	229	239	168	174
After 5 but within 10 years	502	526	540	544
After 10 years(1)	7,123	7,435	6,883	6,902
Total	$7,892	$8,238	$7,628	$7,657
Foreign government
Due within 1 year	$661	$664	$60	$36
After 1 but within 5 years	823	825	967	967
After 5 but within 10 years	436	440	—	—
After 10 years(1)	—	—	—	—
Total	$1,920	$1,929	$1,027	$1,003
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	3,161	3,162	2,535	2,539
After 10 years(1)	15,150	15,106	16,221	16,113
Total	$18,311	$18,268	$18,756	$18,652
Total debt securities HTM	$68,693	$69,660	$63,357	$62,890

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

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
The sections below describe the Company’s process for identifying credit-related impairments for debt security types that have the most significant unrealized losses as of June 30, 2019.

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
For impaired equity method investments that management does not plan to sell and is not likely to be required to sell prior to recovery of value, the evaluation of whether an impairment is other-than-temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other-than-temporary considers the following indicators:

•	the cause of the impairment and the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and

•	the length of time and extent to which fair value has been less than the carrying value.

Recognition and Measurement of OTTI
The following tables present total OTTI on Investments recognized in earnings:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
In millions of dollars	AFS	HTM	Total	AFS(1)	HTM	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	2	—	2	5	—	5
Total OTTI losses recognized in earnings	$2	$—	$2	$5	$—	$5

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
In millions of dollars	AFS	HTM	Total	AFS(1)	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	12	—	12	39	—	39
Total impairment losses recognized in earnings	$12	$—	$12	$39	$—	$39

The following are three-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor will likely be required to sell:

Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	March 31, 2019 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured	June 30, 2019 balance
AFS debt securities
Mortgage-backed securities(1)	$1	$—	$—	$—	$1
State and municipal	—	—	—	—	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	—	—	—	—	—
Total OTTI credit losses recognized for AFS debt securities	$5	$—	$—	$—	$5
HTM debt securities
Mortgage-backed securities(2)	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—
Total OTTI credit losses recognized for HTM debt securities	$—	$—	$—	$—	$—

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	March 31, 2018 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured	June 30, 2018 balance
AFS debt securities
Mortgage-backed securities (1)	$25	$—	$—	$(24)	$1
State and municipal	—	—	—	—	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	2	—	—	—	2
Total OTTI credit losses recognized for AFS debt securities	$31	$—	$—	$(24)	$7
HTM debt securities
Mortgage-backed securities(2)	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—
Total OTTI credit losses recognized for HTM debt securities	$—	$—	$—	$—	$—

(1)	Primarily consists of Prime securities.

(2)	Primarily consists of Alt-A securities.

The following are six-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities that the Company does not intend to sell nor likely will be required to sell:

Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	December 31, 2018 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured	June 30, 2019 balance
AFS debt securities
Mortgage-backed securities(1)	$1	$—	$—	$—	$1
State and municipal	—	—	—	—	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	—	—	—	—	—
Total OTTI credit losses recognized for AFS debt securities	$5	$—	$—	$—	$5
HTM debt securities
Mortgage-backed securities(2)	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—
Total OTTI credit losses recognized for HTM debt securities	$—	$—	$—	$—	$—

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	December 31, 2017 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured(3)	June 30, 2018 balance
AFS debt securities
Mortgage-backed securities(1)	$38	$—	$—	$(37)	$1
State and municipal	4	—	—	(4)	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	2	—	—	—	2
Total OTTI credit losses recognized for AFS debt securities	$48	$—	$—	$(41)	$7
HTM debt securities
Mortgage-backed securities(2)	$54	$—	$—	$(54)	$—
State and municipal	3	—	—	(3)	—
Total OTTI credit losses recognized for HTM debt securities	$57	$—	$—	$(57)	$—

(1)	Primarily consists of Prime securities.

(2)	Primarily consists of Alt-A securities.
(3) Includes $18 million in cumulative OTTI reclassified from HTM to AFS due to the transfer of the related debt securities from HTM to AFS. Citi adopted ASU 2017-12, Targeted Improvements to Accounting for Hedge Activities, on January 1, 2018 and transferred approximately $4 billion of HTM debt securities into AFS classification as permitted as a one-time transfer under the standard.

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

Below is the carrying value of non-marketable equity

securities measured using the measurement alternative at June 30, 2019 and December 31, 2018:

In millions of dollars	June 30, 2019	December 31, 2018
Measurement alternative:
Carrying value	$642	$538

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Measurement alternative:
Impairment losses(1)	$3	$3	$8	$4
Downward changes for observable prices(1)	12	2	12	4
Upward changes for observable prices(1)	19	4	85	112

(1)	See Note 20 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	June 30, 2019
Measurement alternative:
Impairment losses	$15
Downward changes for observable prices	30
Upward changes for observable prices	304

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three and six months ended June 30, 2019 and 2018, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Hedge funds	$—	$—	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	158	168	62	62	—	—
Real estate funds(2)(3)	12	14	18	19	—	—
Mutual/collective investment funds	26	25	—	—	—	—
Total	$196	$207	$80	$81	—	—

(1)	Private equity funds include funds that invest in infrastructure, emerging markets and venture capital.

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

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other. The following table provides Citi’s consumer loans by loan type:

Consumer Loans, Delinquencies and Non-Accrual Details at June 30, 2019

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$44,122	$480	$224	$648	$45,474	$582	$407
Home equity loans(7)(8)	10,028	153	223	—	10,404	476	—
Credit cards	137,091	1,536	1,639	—	140,266	—	1,639
Installment and other	3,193	40	12	—	3,245	19	—
Commercial banking loans	10,655	22	13	—	10,690	139	—
Total	$205,089	$2,231	$2,111	$648	$210,079	$1,216	$2,046
In offices outside North America(5)
Residential first mortgages(6)	$36,226	$207	$147	$—	$36,580	$405	$—
Credit cards	24,188	416	371	—	24,975	302	238
Installment and other	26,970	241	110	—	27,321	146	—
Commercial banking loans	26,926	60	54	—	27,040	159	—
Total	$114,310	$924	$682	$—	$115,916	$1,012	$238
Total Citigroup(9)	$319,399	$3,155	$2,793	$648	$325,995	$2,228	$2,284

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $20 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $0.4 billion.

(5)	North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(6)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(7)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(8)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(9)	Consumer loans are net of unearned income of $713 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

During the three and six months ended June 30, 2019 and 2018, the Company sold and/or reclassified to HFS $0.4 billion and $2.3 billion and $1.9 billion and $2.8 billion, respectively, of consumer loans.

Consumer Loans, Delinquencies and Non-Accrual Details at December 31, 2018

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$45,953	$420	$253	$786	$47,412	$583	$549
Home equity loans(7)(8)	11,135	161	247	—	11,543	527	—
Credit cards	141,106	1,687	1,764	—	144,557	—	1,764
Installment and other	3,395	43	16	—	3,454	22	—
Commercial banking loans	9,662	20	46	—	9,728	109	—
Total	$211,251	$2,331	$2,326	$786	$216,694	$1,241	$2,313
In offices outside North America(5)
Residential first mortgages(6)	$35,624	$203	$145	$—	$35,972	$383	$—
Credit cards	24,131	425	370	—	24,926	312	235
Installment and other	25,773	254	107	—	26,134	152	—
Commercial banking loans	26,657	51	53	—	26,761	138	—
Total	$112,185	$933	$675	$—	$113,793	$985	$235
Total Citigroup(9)	$323,436	$3,264	$3,001	$786	$330,487	$2,226	$2,548

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $20 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $0.6 billion.

(5)	North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(6)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(7)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(8)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(9)	Consumer loans are net of unearned income of $708 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

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

FICO score distribution in U.S. portfolio(1)(2)	June 30, 2019
In millions of dollars	Less than 680	680 to 760	Greater than 760
Residential first mortgages	$3,803	$12,699	$26,618
Home equity loans	2,172	3,920	3,994
Credit cards	31,445	57,173	49,715
Installment and other	602	967	1,078
Total	$38,022	$74,759	$81,405

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2018
In millions of dollars	Less than 680	680 to 760	Greater than 760
Residential first mortgages	$4,530	$13,848	$26,546
Home equity loans	2,438	4,296	4,471
Credit cards	32,686	58,722	51,299
Installment and other	625	1,097	1,121
Total	$40,279	$77,963	$83,437

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	June 30, 2019
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$40,482	$2,577	$168
Home equity loans	8,635	1,079	332
Total	$49,117	$3,656	$500

LTV distribution in U.S. portfolio(1)(2)	December 31, 2018
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$42,379	$2,474	$197
Home equity loans	9,465	1,287	390
Total	$51,844	$3,761	$587

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended June 30,		Six Months Ended June 30,
	Balance at June 30, 2019				2019	2018	2019	2018
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$2,022	$2,222	$219	$2,133	$18	$21	$35	$42
Home equity loans	652	914	124	678	2	2	4	8
Credit cards	1,873	1,892	711	1,838	26	25	52	55
Installment and other
Individual installment and other	400	431	142	401	6	6	11	12
Commercial banking	365	534	35	316	7	5	10	8
Total	$5,312	$5,993	$1,231	$5,366	$59	$59	$112	$125

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$414 million of residential first mortgages, $245 million of home equity loans and $9 million of commercial market loans do not have a specific allowance.
(3)    Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5)    Includes amounts recognized on both an accrual and cash basis.

	Balance at December 31, 2018
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$2,130	$2,329	$178	$2,483
Home equity loans	684	946	122	698
Credit cards	1,818	1,842	677	1,815
Installment and other
Individual installment and other	400	434	146	414
Commercial banking	252	432	55	286
Total	$5,284	$5,983	$1,178	$5,696

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$484 million of residential first mortgages, $263 million of home equity loans and $2 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings

	For the Three Months Ended June 30, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	137	$21	$—	$—	$—	—%
Home equity loans	188	22	1	—	—	1
Credit cards	63,281	273	—	—	—	17
Installment and other revolving	340	3	—	—	—	6
Commercial banking(6)	12	10	—	—	—	—
Total(8)	63,958	$329	$1	$—	$—
International
Residential first mortgages	638	$17	$—	$—	$—	—%
Credit cards	18,453	73	—	—	3	16
Installment and other revolving	7,073	44	—	—	2	10
Commercial banking(6)	89	9	—	—	—	—
Total(8)	26,253	$143	$—	$—	$5

	For the Three Months Ended June 30, 2018
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	495	$77	$1	$—	$—	—%
Home equity loans	380	37	1	—	—	1
Credit cards	55,459	220	—	—	—	17
Installment and other revolving	292	2	—	—	—	5
Commercial banking(6)	17	1	—	—	—	—
Total(8)	56,643	$337	$2	$—	$—
International
Residential first mortgages	624	$22	$—	$—	$—	—%
Credit cards	17,782	78	—	—	2	16
Installment and other revolving	7,172	43	—	—	2	11
Commercial banking(6)	157	22	—	—	—	—
Total(8)	25,735	$165	$—	$—	$4

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $5 million of residential first mortgages and $2 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2019. These amounts include $3 million of residential first mortgages and $1 million of home equity loans that were newly classified as TDRs in the three months ended June 30, 2019, based on previously received OCC guidance.

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

(8)	The above tables reflect activity for loans outstanding that were considered TDRs as of the end of the reporting period.

	For the Six Months Ended June 30, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	630	$95	$—	$—	$—	—%
Home equity loans	394	42	2	—	—	1
Credit cards	135,528	578	—	—	—	17
Installment and other revolving	691	6	—	—	—	6
Commercial banking(6)	27	48	—	—	—	—
Total(8)	137,270	$769	$2	$—	$—
International
Residential first mortgages	1,363	$37	$—	$—	$—	—%
Credit cards	36,946	148	—	—	6	16
Installment and other revolving	14,625	88	—	—	3	10
Commercial banking(6)	188	41	—	—	—	—
Total(8)	53,122	$314	$—	$—	$9

	For the Six Months Ended June 30, 2018
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,083	$166	$1	$—	$—	—%
Home equity loans	836	78	3	—	—	1
Credit cards	118,662	464	—	—	—	17
Installment and other revolving	634	5	—	—	—	5
Commercial banking(6)	26	2	—	—	—	—
Total(8)	121,241	$715	$4	$—	$—
International
Residential first mortgages	1,173	$41	$—	$—	$—	—%
Credit cards	41,176	173	—	—	5	16
Installment and other revolving	16,497	102	—	—	4	10
Commercial banking(6)	302	50	—	—	—	1
Total(8)	59,148	$366	$—	$—	$9

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $12 million of residential first mortgages and $4 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2019. These amounts include $7 million of residential first mortgages and $3 million of home equity loans that were newly classified as TDRs in the six months ended June 30, 2019, based on previously received OCC guidance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
North America
Residential first mortgages	$26	$30	$50	$74
Home equity loans	4	6	7	16
Credit cards	73	57	144	116
Installment and other revolving	1	1	2	1
Commercial banking	1	13	1	21
Total	$105	$107	$204	$228
International
Residential first mortgages	$4	$2	$7	$4
Credit cards	36	55	75	108
Installment and other revolving	19	20	37	44
Commercial banking	2	9	2	10
Total	$61	$86	$121	$166

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	June 30, 2019	December 31, 2018
In North America offices(1)
Commercial and industrial	$54,519	$52,063
Financial institutions	47,610	48,447
Mortgage and real estate(2)	51,321	50,124
Installment, revolving credit and other	33,555	32,425
Lease financing	1,385	1,429
Total	$188,390	$184,488
In offices outside North America(1)
Commercial and industrial	$98,351	$94,701
Financial institutions	37,523	36,837
Mortgage and real estate(2)	7,577	7,376
Installment, revolving credit and other	27,333	25,684
Lease financing	92	103
Governments and official institutions	3,409	4,520
Total	$174,285	$169,221
Corporate loans, net of unearned income(3)	$362,675	$353,709

(1)	North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(2)	Loans secured primarily by real estate.

(3)
Corporate loans are net of unearned income of ($815) million and ($822) million at June 30, 2019 and December 31, 2018, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

The Company sold and/or reclassified to held-for-sale $0.8 billion and $1.3 billion of corporate loans during the three and six months ended June 30, 2019, respectively, and $0.4 billion and $0.5 billion during the three and six months ended June 30, 2018, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2019 or 2018.

Lease financing
Citi is a lessor in the power, railcars, shipping and aircraft sectors, where the Company has executed operating, direct financing and leveraged leases. Citi’s $1.5 billion of lease financing receivables, as of June 30, 2019, is composed of approximately equal balances of direct financing lease receivables and net investments in leveraged leases. Citi uses the interest rate implicit in the lease to determine the present value of its lease financing receivables. Citi recognized $21 million and $42 million, respectively, of interest income on direct financing and leveraged leases during the three and six months ended June 30, 2019.
The Company’s leases have an average remaining maturity of approximately four years. In certain cases, Citi obtains residual value insurance from third parties and/or the lessee to manage the risk associated with the residual value of the leased assets. The receivable related to the residual value of the leased assets is approximately $0.9 billion as of June 30, 2019, while the amount covered by residual value guarantees is approximately $0.3 billion.
The Company’s operating leases, where Citi is a lessor, are not significant to the Consolidated Financial Statements.

Corporate Loan Delinquency and Non-Accrual Details at June 30, 2019

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$473	$32	$505	$1,064	$149,418	$150,987
Financial institutions	245	15	260	36	82,983	83,279
Mortgage and real estate	234	4	238	204	58,438	58,880
Lease financing	—	19	19	—	1,458	1,477
Other	159	56	215	106	63,927	64,248
Loans at fair value						3,804
Total	$1,111	$126	$1,237	$1,410	$356,224	$362,675

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2018

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$365	$42	$407	$919	$143,960	$145,286
Financial institutions	87	7	94	102	83,672	83,868
Mortgage and real estate	128	5	133	215	57,116	57,464
Lease financing	5	10	15	—	1,516	1,531
Other	151	52	203	75	62,079	62,357
Loans at fair value						3,203
Total	$736	$116	$852	$1,311	$348,343	$353,709

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Non-accrual loans generally include those loans that are 90 days or more past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest and/or principal is doubtful.

(3)	Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	June 30, 2019	December 31, 2018
Investment grade(2)
Commercial and industrial	$106,432	$102,722
Financial institutions	72,625	73,080
Mortgage and real estate	26,569	25,855
Lease financing	945	1,036
Other	56,651	57,299
Total investment grade	$263,222	$259,992
Non-investment grade(2)
Accrual
Commercial and industrial	$43,491	$41,645
Financial institutions	10,618	10,686
Mortgage and real estate	3,222	3,793
Lease financing	532	496
Other	7,491	4,981
Non-accrual
Commercial and industrial	1,064	919
Financial institutions	36	102
Mortgage and real estate	204	215
Lease financing	—	—
Other	106	75
Total non-investment grade	$66,764	$62,912
Non-rated private bank loans managed on a delinquency basis(2)	$28,885	$27,602
Loans at fair value	3,804	3,203
Corporate loans, net of unearned income	$362,675	$353,709

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	June 30, 2019				Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,064	$1,320	$138	$1,071	$1	$15
Financial institutions	36	57	9	76	—	—
Mortgage and real estate	204	416	16	215	—	—
Lease financing	—	—	—	—	—	—
Other	106	193	40	74	—	—
Total non-accrual corporate loans	$1,410	$1,986	$203	$1,436	$1	$15

	December 31, 2018
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$919	$1,070	$183	$1,099
Financial institutions	102	123	35	99
Mortgage and real estate	215	323	39	233
Lease financing	—	28	—	21
Other	75	165	6	83
Total non-accrual corporate loans	$1,311	$1,709	$263	$1,535

	June 30, 2019		December 31, 2018
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$452	$138	$603	$183
Financial institutions	10	9	76	35
Mortgage and real estate	81	16	100	39
Lease financing	—	—	—	—
Other	73	40	24	6
Total non-accrual corporate loans with specific allowance	$616	$203	$803	$263
Non-accrual corporate loans without specific allowance
Commercial and industrial	$612		$316
Financial institutions	26		26
Mortgage and real estate	123		115
Lease financing	—		—
Other	33		51
Total non-accrual corporate loans without specific allowance	$794	N/A	$508	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three and six months ended June 30, 2018 was $13 million and $17 million, respectively.
N/A Not applicable

Corporate Troubled Debt Restructurings

For the three months ended June 30, 2019:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$42	$19	$—	$23
Mortgage and real estate	3	—	—	3
Other	6	6	—	—
Total	$51	$25	$—	$26

For the three months ended June 30, 2018:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$39	$3	$4	$32
Mortgage and real estate	2	—	—	2
Total	$41	$3	$4	$34

For the six months ended June 30, 2019:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$58	$19	$—	$39
Mortgage and real estate	7	—	—	7
Other	6	6	—	—
Total	$71	$25	$—	$46
For the six months ended June 30, 2018:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$41	$3	$4	$34
Mortgage and real estate	3	—	—	3
Total	$44	$3	$4	$37

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

		TDR loans in payment default			TDR loans in payment default
In millions of dollars	TDR balances at June 30, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	TDR balances at June 30, 2018	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Commercial and industrial	$424	$19	$19	$440	$11	$70
Financial institutions	10	—	—	34	—	—
Mortgage and real estate	112	—	—	87	—	—
Other	6	—	—	37	—	—
Total(1)	$552	$19	$19	$598	$11	$70

(1)	The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Allowance for loan losses at beginning of period	$12,329	$12,354	$12,315	$12,355
Gross credit losses	(2,354)	(2,109)	(4,699)	(4,405)
Gross recoveries(1)	391	405	788	834
Net credit losses (NCLs)	$(1,963)	$(1,704)	$(3,911)	$(3,571)
NCLs	$1,963	$1,704	$3,911	$3,571
Net reserve builds (releases)	53	31	120	133
Net specific reserve builds (releases)	73	60	2	(106)
Total provision for loan losses	$2,089	$1,795	$4,033	$3,598
Other, net (see table below)	11	(319)	29	(256)
Allowance for loan losses at end of period	$12,466	$12,126	$12,466	$12,126
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,391	$1,290	$1,367	$1,258
Provision (release) for unfunded lending commitments	(15)	(4)	9	24
Other, net	—	(8)	—	(4)
Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,376	$1,278	$1,376	$1,278
Total allowance for loans, leases and unfunded lending commitments	$13,842	$13,404	$13,842	$13,404

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Other, net details	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Sales or transfers of various consumer loan portfolios to HFS
Transfer of real estate loan portfolios	$(4)	$(33)	$(4)	$(86)
Transfer of other loan portfolios	—	(104)	—	(106)
Sales or transfers of various consumer loan portfolios to HFS	$(4)	$(137)	$(4)	$(192)
FX translation, consumer	13	(164)	39	(46)
Other	2	(18)	(6)	(18)
Other, net	$11	$(319)	$29	$(256)

Allowance for Credit Losses and End-of-Period Loans

	Three Months Ended
	June 30, 2019			June 30, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,303	$10,026	$12,329	$2,315	$10,039	$12,354
Charge-offs	(83)	(2,271)	(2,354)	(20)	(2,089)	(2,109)
Recoveries	13	378	391	22	383	405
Replenishment of net charge-offs	70	1,893	1,963	(2)	1,706	1,704
Net reserve builds (releases)	38	15	53	(30)	61	31
Net specific reserve builds (releases)	9	64	73	63	(3)	60
Other	3	8	11	(18)	(301)	(319)
Ending balance	$2,353	$10,113	$12,466	$2,330	$9,796	$12,126

	Six Months Ended
	June 30, 2019			June 30, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,365	$9,950	$12,315	$2,486	$9,869	$12,355
Charge-offs	(156)	(4,543)	(4,699)	(159)	(4,246)	(4,405)
Recoveries	30	758	788	65	769	834
Replenishment of net charge-offs	126	3,785	3,911	94	3,477	3,571
Net reserve builds (releases)	45	75	120	(49)	182	133
Net specific reserve builds (releases)	(52)	54	2	(92)	(14)	(106)
Other	(5)	34	29	(15)	(241)	(256)
Ending balance	$2,353	$10,113	$12,466	$2,330	$9,796	$12,126

	June 30, 2019			December 31, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Collectively evaluated in accordance with ASC 450	$2,150	$8,881	$11,031	$2,102	$8,770	$10,872
Individually evaluated in accordance with ASC 310-10-35	203	1,231	1,434	263	1,178	1,441
Purchased credit impaired in accordance with ASC 310-30	—	1	1	—	2	2
Total allowance for loan losses	$2,353	$10,113	$12,466	$2,365	$9,950	$12,315
Loans, net of unearned income
Collectively evaluated in accordance with ASC 450	$357,487	$320,540	$678,027	$349,292	$325,055	$674,347
Individually evaluated in accordance with ASC 310-10-35	1,384	5,312	6,696	1,214	5,284	6,498
Purchased credit impaired in accordance with ASC 310-30	—	123	123	—	128	128
Held at fair value	3,804	20	3,824	3,203	20	3,223
Total loans, net of unearned income	$362,675	$325,995	$688,670	$353,709	$330,487	$684,196

15.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Total
Balance at December 31, 2018	$12,743	$9,303	$22,046
Foreign currency translation	—	(9)	(9)
Balance at March 31, 2019	$12,743	$9,294	$22,037
Foreign exchange translation	$(15)	$43	$28
Balance at June 30, 2019	$12,728	$9,337	$22,065

There were no triggering events identified and no goodwill was impaired during the three and six months ended June 30, 2019.
Goodwill impairment testing is performed at the level below each business segment (referred to as a reporting unit). See Note 3 for further information on business

segments. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

Intangible Assets
The components of intangible assets were as follows:

	June 30, 2019			December 31, 2018
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,666	$3,964	$1,702	$5,733	$3,936	$1,797
Credit card contract-related intangibles(1)	5,375	2,959	2,416	5,225	2,791	2,434
Core deposit intangibles	428	427	1	419	415	4
Other customer relationships	465	302	163	470	299	171
Present value of future profits	33	30	3	32	29	3
Indefinite-lived intangible assets	222	—	222	218	—	218
Other	82	71	11	84	75	9
Intangible assets (excluding MSRs)	$12,271	$7,753	$4,518	$12,181	$7,545	$4,636
Mortgage servicing rights (MSRs)(2)	508	—	508	584	—	584
Total intangible assets	$12,779	$7,753	$5,026	$12,765	$7,545	$5,220

(1)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco, Sears and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount as of June 30, 2019 and December 31, 2018.

(2)	For additional information on Citi’s MSRs, see Note 18 to the Consolidated Financial Statements.

The changes in intangible assets were as follows:

	Net carrying amount at				Net carrying amount at
In millions of dollars	December 31, 2018	Acquisitions/ divestitures	Amortization	FX translation and other	June 30, 2019
Purchased credit card relationships(1)	$1,797	$—	$(95)	$—	$1,702
Credit card contract-related intangibles(2)	2,434	—	(168)	150	2,416
Core deposit intangibles	4	—	(4)	1	1
Other customer relationships	171	—	(12)	4	163
Present value of future profits	3	—	—	—	3
Indefinite-lived intangible assets	218	—	—	4	222
Other	9	—	(5)	7	11
Intangible assets (excluding MSRs)	$4,636	$—	$(284)	$166	$4,518
Mortgage servicing rights (MSRs)(3)	584				508
Total intangible assets	$5,220				$5,026

(1)
Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract intangibles and include credit card accounts primarily in the Costco, Macy’s and Sears portfolios.

(2)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco, Sears and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount at June 30, 2019 and December 31, 2018.

(3)	For additional information on Citi’s MSRs, including the rollforward for the six months ended June 30, 2019, see Note 18 to the Consolidated Financial Statements.

16.   DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	June 30, 2019	December 31, 2018
Commercial paper
Bank(1)	$12,895	$13,238
Broker-dealer and other(2)	4,231	—
Total commercial paper	$17,126	$13,238
Other borrowings(3)	25,316	19,108
Total	$42,442	$32,346

(1)	Represents Citibank entities as well as other bank entities.

(2)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

(3)
Includes borrowings from Federal Home Loan Banks and other market participants. At June 30, 2019 and December 31, 2018, collateralized short-term advances from the Federal Home Loan Banks were $15.5 billion and $9.5 billion, respectively.

Long-Term Debt

In millions of dollars	June 30, 2019	December 31, 2018
Citigroup Inc.(1)	$152,141	$143,767
Bank(2)	62,619	61,237
Broker-dealer and other(3)	37,429	26,995
Total	$252,189	$231,999

(1)	Represents the parent holding company.

(2)
Represents Citibank entities as well as other bank entities. At June 30, 2019 and December 31, 2018, collateralized long-term advances from the Federal Home Loan Banks were $7.7 billion and $10.5 billion, respectively.

(3)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both June 30, 2019 and December 31, 2018.

The following table summarizes Citi’s outstanding trust preferred securities at June 30, 2019:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	Jun. 2007	99,901	127	3 mo LIBOR + 88.75 bps	50	127	Jun. 28, 2067	June 28, 2017
Total obligated			$2,567			$2,573

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)	Represents the notional value received by outside investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

17.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:
Three Months Ended June 30, 2019

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges(5)	Accumulated other comprehensive income (loss)
Balance, March 31, 2019	$(1,115)	$(379)	$(442)	$(6,321)	$(28,012)	$(39)	$(36,308)
Other comprehensive income before reclassifications	1,050	(14)	414	(305)	91	44	1,280
Increase (decrease) due to amounts reclassified from AOCI	(347)	17	103	52	—	—	(175)
Change, net of taxes	$703	$3	$517	$(253)	$91	$44	$1,105
Balance at June 30, 2019	$(412)	$(376)	$75	$(6,574)	$(27,921)	$5	$(35,203)
Six Months Ended June 30, 2019

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges(5)	Accumulated other comprehensive income (loss)
Balance, December 31, 2018	$(2,250)	$192	$(728)	$(6,257)	$(28,070)	$(57)	$(37,170)
Other comprehensive income before reclassifications	2,276	(589)	600	(415)	149	62	2,083
Increase (decrease) due to amounts reclassified from AOCI	(438)	21	203	98	—	—	(116)
Change, net of taxes	$1,838	$(568)	$803	$(317)	$149	$62	$1,967
Balance, June 30, 2019	$(412)	$(376)	$75	$(6,574)	$(27,921)	$5	$(35,203)
Note: Footnotes to the tables above appear on the following page.

Three Months Ended June 30, 2018

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded Component of fair value hedges (5)	Accumulated other comprehensive income (loss)
Balance, March 31, 2018	$(2,219)	$(793)	$(920)	$(6,095)	$(24,588)	$(4)	$(34,619)
Other comprehensive income before reclassifications	(433)	316	(36)	261	(2,867)	(28)	(2,787)
Increase (decrease) due to amounts reclassified from AOCI	(65)	2	(65)	40	—	—	(88)
Change, net of taxes	$(498)	$318	$(101)	$301	$(2,867)	$(28)	$(2,875)
Balance at June 30, 2018	$(2,717)	$(475)	$(1,021)	$(5,794)	$(27,455)	$(32)	$(37,494)
Six Months Ended June 30, 2018

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded Component of fair value hedges (5)	Accumulated other comprehensive income (loss)
Balance, December 31, 2017	$(1,158)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,668)
Adjustment to opening balance, net of taxes(6)	(3)	—	—	—	—	—	(3)
Adjusted balance, beginning of period	$(1,161)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,671)
Other comprehensive income before reclassifications	(1,383)	417	(279)	302	(1,747)	(32)	(2,722)
Increase (decrease) due to amounts reclassified from AOCI	(173)	29	(44)	87	—	—	(101)
Change, net of taxes	$(1,556)	$446	$(323)	$389	$(1,747)	$(32)	$(2,823)
Balance at June 30, 2018	$(2,717)	$(475)	$(1,021)	$(5,794)	$(27,455)	$(32)	$(37,494)

(1)
Changes in DVA are reflected as a component of AOCI, pursuant to the adoption of the provisions of ASU 2016-01 relating to the presentation of DVA on fair value options liabilities. See Note 1 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

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

(4)
Primarily reflects the movements in (by order of impact) the Japanese Yen, Mexican Peso, Euro and Polish Zloty against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2019. Primarily reflects the movements in (by order of impact) the Mexican Peso, Canadian Dollar, Chilean Peso, and Russian Ruble against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2019. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Euro, and Korean Won against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2018. Primarily reflects the movements in (by order of impact) Brazilian real, Indian Rupee, Argentine peso, and Korean won against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2018. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.

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

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three Months Ended June 30, 2019

In millions of dollars	Pretax	Tax effect	After-tax
Balance, March 31, 2019	$(42,904)	$6,596	$(36,308)
Change in net unrealized gains (losses) on debt securities	936	(233)	703
Debt valuation adjustment (DVA)	3	—	3
Cash flow hedges	680	(163)	517
Benefit plans	(329)	76	(253)
Foreign currency translation adjustment	83	8	91
Excluded component of fair value hedges	59	(15)	44
Change	$1,432	$(327)	$1,105
Balance, June 30, 2019	$(41,472)	$6,269	$(35,203)
Six Months Ended June 30, 2019

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2018	$(44,082)	$6,912	$(37,170)
Change in net unrealized gains (losses) on debt securities	2,436	(598)	1,838
Debt valuation adjustment (DVA)	(722)	154	(568)
Cash flow hedges	1,058	(255)	803
Benefit plans	(397)	80	(317)
Foreign currency translation adjustment	152	(3)	149
Excluded component of fair value hedges	83	(21)	62
Change	$2,610	$(643)	$1,967
Balance, June 30, 2019	$(41,472)	$6,269	$(35,203)

Three Months Ended June 30, 2018

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, March 31, 2018	$(41,519)	$6,900	$(34,619)
Change in net unrealized gains (losses) on debt securities	(671)	173	(498)
Debt valuation adjustment (DVA)	418	(100)	318
Cash flow hedges	(132)	31	(101)
Benefit plans	403	(102)	301
Foreign currency translation adjustment	(2,869)	2	(2,867)
Excluded component of fair value hedges	(37)	9	(28)
Change	$(2,888)	$13	$(2,875)
Balance, June 30, 2018	$(44,407)	$6,913	$(37,494)

Six Months Ended June 30, 2018

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2017(1)	$(41,228)	$6,560	$(34,668)
Adjustment to opening balance (2)	(4)	1	(3)
Adjusted balance, beginning of period	$(41,232)	$6,561	$(34,671)
Change in net unrealized gains (losses) on debt securities	(2,051)	495	(1,556)
Debt valuation adjustment (DVA)	585	(139)	446
Cash flow hedges	(422)	99	(323)
Benefit plans	494	(105)	389
Foreign currency translation adjustment	(1,739)	(8)	(1,747)
Excluded component of fair value hedges	(42)	10	(32)
Change	$(3,175)	$352	$(2,823)
Balance, June 30, 2018	$(44,407)	$6,913	$(37,494)

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

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,	Six Months Ended June 30,
In millions of dollars	2019	2019
Realized (gains) losses on sales of investments	$(468)	$(598)
Gross impairment losses	2	5
Subtotal, pretax	$(466)	$(593)
Tax effect	119	155
Net realized (gains) losses on investments after-tax(1)	$(347)	$(438)
Realized DVA (gains) losses on fair value option liabilities	$22	$27
Subtotal, pretax	$22	$27
Tax effect	(5)	(6)
Net realized debt valuation adjustment, after-tax	$17	$21
Interest rate contracts	$134	$264
Foreign exchange contracts	2	4
Subtotal, pretax	$136	$268
Tax effect	(33)	(65)
Amortization of cash flow hedges, after-tax(2)	$103	$203
Amortization of unrecognized
Prior service cost (benefit)	$(2)	$(6)
Net actuarial loss	69	134
Curtailment/settlement impact(3)	2	2
Subtotal, pretax	$69	$130
Tax effect	(17)	(32)
Amortization of benefit plans, after-tax(3)	$52	$98
Foreign currency translation adjustment	$—	$—
Tax effect	—	—
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$(239)	$(168)
Total tax effect	64	52
Total amounts reclassified out of AOCI, after-tax	$(175)	$(116)

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 12 to the Consolidated Financial Statements for additional details.

(2)	See Note 19 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,	Six Months Ended June 30,
In millions of dollars	2018	2018
Realized (gains) losses on sales of investments	$(102)	$(272)
OTTI gross impairment losses	15	43
Subtotal, pretax	$(87)	$(229)
Tax effect	22	56
Net realized (gains) losses on investment securities, after-tax(1)	$(65)	$(173)
Realized DVA (gains) losses on fair value option liabilities	$2	$37
Subtotal, pretax	$2	$37
Tax effect	—	(8)
Net realized debt valuation adjustment, after-tax	$2	$29
Interest rate contracts	$(82)	$(51)
Foreign exchange contracts	(4)	(6)
Subtotal, pretax	$(86)	$(57)
Tax effect	21	13
Amortization of cash flow hedges, after-tax(2)	$(65)	$(44)
Amortization of unrecognized
Prior service cost (benefit)	$(11)	$(22)
Net actuarial loss	64	133
Curtailment/settlement impact(3)	2	6
Subtotal, pretax	$55	$117
Tax effect	(15)	(30)
Amortization of benefit plans, after-tax(3)	$40	$87
Foreign currency translation adjustment	$—	$—
Tax effect	—	—
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$(116)	$(132)
Total tax effect	28	31
Total amounts reclassified out of AOCI, after-tax	$(88)	$(101)

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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of June 30, 2019
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$43,090	$43,090	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	114,735	—	114,735	2,920	—	—	71	2,991
Non-agency-sponsored	35,021	1,337	33,684	757	—	—	1	758
Citi-administered asset-backed commercial paper conduits	16,419	16,419	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	19,062	—	19,062	4,945	—	—	8	4,953
Asset-based financing	144,436	660	143,776	24,532	842	9,873	—	35,247
Municipal securities tender option bond trusts (TOBs)	7,841	1,623	6,218	13	—	4,085	—	4,098
Municipal investments	18,479	—	18,479	2,620	4,081	2,809	—	9,510
Client intermediation	1,183	955	228	169	—	—	—	169
Investment funds	1,054	264	790	15	—	20	—	35
Other	369	2	367	213	—	15	—	228
Total	$401,689	$64,350	$337,339	$36,184	$4,923	$16,802	$80	$57,989

	As of December 31, 2018
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$46,232	$46,232	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	116,563	—	116,563	3,038	—	—	60	3,098
Non-agency-sponsored	30,886	1,498	29,388	431	—	—	1	432
Citi-administered asset-backed commercial paper conduits	18,750	18,750	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	21,837	—	21,837	5,891	—	—	9	5,900
Asset-based financing	99,433	628	98,805	21,640	715	9,757	—	32,112
Municipal securities tender option bond trusts (TOBs)	7,998	1,776	6,222	9	—	4,262	—	4,271
Municipal investments	18,044	3	18,041	2,813	3,922	2,738	—	9,473
Client intermediation	858	614	244	172	—	—	2	174
Investment funds	1,272	440	832	12	—	1	1	14
Other	63	3	60	37	—	23	—	60
Total	$361,936	$69,944	$291,992	$34,043	$4,637	$16,781	$73	$55,534

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s June 30, 2019 and December 31, 2018 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

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

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage- and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $7 billion at June 30, 2019 and December 31, 2018;

•	certain representations and warranties exposures in Citigroup residential mortgage securitizations, in which the original mortgage loan balances are no longer outstanding; and

•	VIEs such as trust-preferred securities trusts used in connection with the Company’s funding activities. The Company does not have a variable interest in these trusts.

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

	June 30, 2019		December 31, 2018
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$9,873	$—	$9,757
Municipal securities tender option bond trusts (TOBs)	4,085	—	4,262	—
Municipal investments	—	2,809	—	2,738
Investment funds	—	20	—	1
Other	—	15	—	23
Total funding commitments	$4,085	$12,717	$4,262	$12,519

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	June 30, 2019	December 31, 2018
Cash	$—	$—
Trading account assets	3.1	3.0
Investments	10.0	10.7
Total loans, net of allowance	27.5	24.5
Other	0.6	0.5
Total assets	$41.2	$38.7

Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni

Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	June 30, 2019	December 31, 2018
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$24.8	$27.3
Retained by Citigroup as trust-issued securities	7.2	7.6
Retained by Citigroup via non-certificated interests	11.2	11.3
Total	$43.2	$46.2

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended June 30,
In billions of dollars	2019	2018
Proceeds from new securitizations	$—	$1.1
Pay down of maturing notes	—	(2.6)

	Six Months Ended June 30,
In billions of dollars	2019	2018
Proceeds from new securitizations	$—	$3.9
Pay down of maturing notes	(2.5)	(5.4)

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 2.8 years as of June 30, 2019 and 3.0 years as of December 31, 2018.

In billions of dollars	Jun. 30, 2019	Dec. 31, 2018
Term notes issued to third parties	$23.3	$25.8
Term notes retained by Citigroup affiliates	5.3	5.7
Total Master Trust liabilities	$28.6	$31.5

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 2.2 years as of June 30, 2019 and 2.7 years as of December 31, 2018.

In billions of dollars	Jun. 30, 2019	Dec. 31, 2018
Term notes issued to third parties	$1.5	$1.5
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.4	$3.4

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended June 30,
	2019		2018
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.1	$6.1	$1.0	$1.0
Proceeds from new securitizations	1.2	6.1	1.1	1.0
Purchases of previously transferred financial assets	0.1	—	0.1	—

	Six Months Ended June 30,
	2019		2018
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$2.1	$8.8	$2.2	$1.0
Proceeds from new securitizations	2.2	8.8	2.3	2.6
Purchases of previously transferred financial assets	0.1	—	0.2	—

Note: Excludes re-securitization transactions.

(1)	The principal securitized and proceeds from new securitizations in 2019 include $0.2 billion related to personal loan securitizations.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $5 million for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2019, gains recognized on the securitization of non-agency sponsored mortgages were $26 million and $43 million, respectively.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $6 million and $11 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2018, gains recognized on the securitization of non-agency sponsored mortgages were $7 million and $18 million, respectively.

	June 30, 2019			December 31, 2018
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(3)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$487	$804	$63	$564	$300	$51

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Retained interests consist of Level 2 or Level 3 assets depending on the observability of significant inputs. See Note 20 to the Consolidated Financial Statements for more information about fair value measurements.

(3)	Senior interests in non-agency-sponsored mortgages include $168 million related to personal loan securitizations at June 30, 2019.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	Three Months Ended June 30, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.4%	3.2%	5.3%
Weighted average constant prepayment rate	15.7%	5.7%	5.9%
Weighted average anticipated net credit losses(2)	NM	3.0%	3.7%
Weighted average life	5.9 years	3.2 years	15.6 years

	Three Months Ended June 30, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.4%	3.8%	3.5%
Weighted average constant prepayment rate	5.7%	8.0%	8.0%
Weighted average anticipated net credit losses(2)	NM	4.6%	4.6%
Weighted average life	7.7 years	6.7 years	3.4 years

	Six Months Ended June 30, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.0%	3.5%	5.5%
Weighted average constant prepayment rate	14.8%	5.8%	5.9%
Weighted average anticipated net credit losses(2)	NM	4.4%	3.7%
Weighted average life	6.0 years	6.6 years	16.1 years

	Six Months Ended June 30, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.9%	3.6%	3.2%
Weighted average constant prepayment rate	5.1%	9.8%	9.9%
Weighted average anticipated net credit losses(2)	NM	4.9%	3.3%
Weighted average life	7.7 years	6.8 years	3.0 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

	June 30, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.0%	7.5%	4.9%
Weighted average constant prepayment rate	13.1%	3.1%	4.2%
Weighted average anticipated net credit losses(2)	NM	9.0%	—
Weighted average life	5.8 years	7.9 years	24.3 years

	December 31, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.8%	9.3%	—
Weighted average constant prepayment rate	9.1%	8.0%	—
Weighted average anticipated net credit losses(2)	NM	40.0%	—
Weighted average life	6.4 years	6.6 years	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	June 30, 2019
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(14)	$—	$(1)
Adverse change of 20%	(27)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(23)	—	—
Adverse change of 20%	(45)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2018
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(16)	$—	$—
Adverse change of 20%	(32)	—	—
Constant prepayment rate
Adverse change of 10%	(21)	—	—
Adverse change of 20%	(41)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation losses
	Securitized assets		90 days past due		Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars, except liquidation losses in millions	Jun. 30, 2019	Dec. 31, 2018	Jun. 30, 2019	Dec. 31, 2018	2019	2018	2019	2018
Securitized assets
Residential mortgage	$11.4	$5.2	$0.3	$0.4	$9	$18	$20	$32
Commercial and other	14.4	13.1	—	—	—	—	—	—
Total	$25.8	$18.3	$0.3	$0.4	$9	$18	$20	$32

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $508 million and $596 million at June 30, 2019 and 2018, respectively. The MSRs correspond to principal loan balances of $60 billion and $63 billion as of June 30, 2019 and 2018, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended June 30,
In millions of dollars	2019	2018
Balance, as of March 31	$551	$587
Originations	16	15
Changes in fair value of MSRs due to changes in inputs and assumptions	(37)	11
Other changes(1)	(22)	(16)
Sale of MSRs	—	(1)
Balance, as of June 30	$508	$596

	Six Months Ended June 30,
In millions of dollars	2019	2018
Balance, beginning of year	$584	$558
Originations	28	32
Changes in fair value of MSRs due to changes in inputs and assumptions	(64)	57
Other changes(1)	(40)	(33)
Sale of MSRs	—	(18)
Balance, as of June 30	$508	$596

(1)	Represents changes due to customer payments and passage of time.

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
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Servicing fees	$35	$43	$76	$89
Late fees	2	1	4	2
Ancillary fees	—	3	1	6
Total MSR fees	$37	$47	$81	$97

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the quarters ended June 30, 2019 and 2018. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of June 30, 2019, Citi held no retained interests in private label re-securitization transactions structured by Citi. As of December 31, 2018, the fair value of Citi-retained interests in private label re-securitization transactions structured by Citi totaled approximately $16 million (all related to re-securitization transactions executed prior to 2016). Of this amount, substantially all was related to subordinated beneficial interests. The original par value of private label re-securitization transactions in which Citi held a retained interest as of December 31, 2018 was approximately $271 million.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2019, Citi transferred agency securities with a fair value of approximately $6.9 billion and $14.5 billion, respectively, to re-securitization entities compared to approximately $6.6 billion and $13.6 billion for the three and six months ended June 30, 2018.
As of June 30, 2019, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.5 billion (including $1.1 billion related to re-securitization transactions executed in 2019) compared to $2.5 billion as of December 31, 2018 (including $1.4 billion related to re-securitization transactions executed in 2018), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2019 and December 31, 2018 was approximately $69.9 billion and $70.9 billion, respectively.
As of June 30, 2019 and December 31, 2018, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At June 30, 2019 and December 31, 2018, the commercial paper conduits administered by Citi had approximately $16.4 billion and $18.8 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $16.3 billion and $14.0 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At June 30, 2019 and December 31, 2018, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 43 and 53 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.5 billion and $1.7 billion as of June 30, 2019 and December 31, 2018, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At June 30, 2019 and December 31, 2018, the Company owned $3.5 billion and $5.5 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations (CLOs)
There were no new securitizations during the three or six months ended June 30, 2019 and 2018. The following table summarizes selected retained interests related to Citigroup CLOs:

In millions of dollars	Jun. 30, 2019	Dec. 31, 2018
Carrying value of retained interests	$1,765	$3,142

All of Citi’s retained interests were held-to-maturity securities as of June 30, 2019 and December 31, 2018.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2019
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$28,770	$6,803
Corporate loans	8,701	7,254
Hedge funds and equities	485	53
Airplanes, ships and other assets	105,820	21,137
Total	$143,776	$35,247

	December 31, 2018
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$23,918	$6,928
Corporate loans	6,973	5,744
Hedge funds and equities	388	53
Airplanes, ships and other assets	67,526	19,387
Total	$98,805	$32,112

Municipal Securities Tender Option Bond (TOB) Trusts
At June 30, 2019 and December 31, 2018, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At June 30, 2019 and December 31, 2018, liquidity agreements provided with respect to customer TOB trusts totaled $4.1 billion and $4.3 billion, respectively, of which $2.0 billion and $2.3 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $7.0 billion and $6.1 billion as of June 30, 2019 and December 31, 2018, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest rate contracts
Swaps	$301,560	$273,636	$21,499,304	$18,138,686
Futures and forwards	—	—	6,717,597	4,632,257
Written options	—	—	2,924,051	3,018,469
Purchased options	—	—	2,645,790	2,532,479
Total interest rate contracts	$301,560	$273,636	$33,786,742	$28,321,891
Foreign exchange contracts
Swaps	$59,644	$57,153	$6,894,570	$6,738,158
Futures, forwards and spot	41,395	41,410	5,769,581	5,115,504
Written options	494	1,726	1,498,054	1,566,717
Purchased options	517	2,104	1,519,070	1,543,516
Total foreign exchange contracts	$102,050	$102,393	$15,681,275	$14,963,895
Equity contracts
Swaps	$—	$—	$237,294	$217,580
Futures and forwards	—	—	58,086	52,053
Written options	—	—	490,146	454,675
Purchased options	—	—	361,189	341,018
Total equity contracts	$—	$—	$1,146,715	$1,065,326
Commodity and other contracts
Swaps	$—	$—	$80,780	$79,133
Futures and forwards	910	802	161,555	146,647
Written options	—	—	84,958	62,629
Purchased options	—	—	81,833	61,298
Total commodity and other contracts	$910	$802	$409,126	$349,707
Credit derivatives(1)
Protection sold	$—	$—	$666,733	$724,939
Protection purchased	—	—	747,129	795,649
Total credit derivatives	$—	$—	$1,413,862	$1,520,588
Total derivative notionals	$404,520	$376,831	$52,437,720	$46,221,407

(1)
Credit derivatives are arrangements designed to allow one party (protection purchaser) to transfer the credit risk of a “reference asset” to another party (protection seller). These arrangements allow a protection seller to assume the credit risk associated with the reference asset without directly purchasing that asset. The Company enters into credit derivative positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk.

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of June 30, 2019 and December 31, 2018. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $160 billion and $100 billion as of June 30, 2019 and December 31, 2018, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at June 30, 2019	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$523	$138
Cleared	1,262	95
Interest rate contracts	$1,785	$233
Over-the-counter	$3,372	$684
Cleared	—	5
Foreign exchange contracts	$3,372	$689
Total derivatives instruments designated as ASC 815 hedges	$5,157	$922
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$205,779	$183,048
Cleared	5,860	7,317
Exchange traded	220	163
Interest rate contracts	$211,859	$190,528
Over-the-counter	$126,634	$130,424
Cleared	1,931	1,661
Exchange traded	37	56
Foreign exchange contracts	$128,602	$132,141
Over-the-counter	$16,911	$21,437
Cleared	83	53
Exchange traded	10,194	10,304
Equity contracts	$27,188	$31,794
Over-the-counter	$14,042	$17,212
Exchange traded	698	571
Commodity and other contracts	$14,740	$17,783
Over-the-counter	$9,886	$10,721
Cleared	1,101	1,199
Credit derivatives	$10,987	$11,920
Total derivatives instruments not designated as ASC 815 hedges	$393,376	$384,166
Total derivatives	$398,533	$385,088
Cash collateral paid/received(3)	$14,134	$14,041
Less: Netting agreements(4)	(311,423)	(311,423)
Less: Netting cash collateral received/paid(5)	(47,136)	(37,933)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$54,108	$49,773
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(752)	$(110)
Less: Non-cash collateral received/paid	(13,600)	(14,185)
Total net receivables/payables(6)	$39,756	$35,478

(1)	The derivatives fair values are also presented in Note 20 to the Consolidated Financial Statements.

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

(3)
Reflects the net amount of the $52,067 million and $61,177 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $37,933 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $47,136 million was used to offset trading derivative assets.

(4)
Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $297 billion, $4 billion and $10 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(5)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.

(6)	The net receivables/payables include approximately $5 billion of derivative asset and $5 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2018	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,631	$172
Cleared	238	53
Interest rate contracts	$1,869	$225
Over-the-counter	$1,402	$736
Cleared	—	4
Foreign exchange contracts	$1,402	$740
Total derivatives instruments designated as ASC 815 hedges	$3,271	$965
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$161,183	$146,909
Cleared	8,489	7,594
Exchange traded	91	99
Interest rate contracts	$169,763	$154,602
Over-the-counter	$159,099	$156,904
Cleared	1,900	1,671
Exchange traded	53	40
Foreign exchange contracts	$161,052	$158,615
Over-the-counter	$18,253	$21,527
Cleared	17	32
Exchange traded	11,623	12,249
Equity contracts	$29,893	$33,808
Over-the-counter	$16,661	$19,894
Exchange traded	894	795
Commodity and other contracts	$17,555	$20,689
Over-the-counter	$6,967	$6,155
Cleared	3,798	4,196
Credit derivatives	$10,765	$10,351
Total derivatives instruments not designated as ASC 815 hedges	$389,028	$378,065
Total derivatives	$392,299	$379,030
Cash collateral paid/received(3)	$11,518	$13,906
Less: Netting agreements(4)	(311,089)	(311,089)
Less: Netting cash collateral received/paid(5)	(38,608)	(29,911)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$54,120	$51,936
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(767)	$(164)
Less: Non-cash collateral received/paid	(13,509)	(13,354)
Total net receivables/payables(6)	$39,844	$38,418

(1)	The derivatives fair values are also presented in Note 20 to the Consolidated Financial Statements.

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

(5)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.

(6)	The net receivables/payables include approximately $5 billion of derivative asset and $7 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

For the three and six months ended June 30, 2019 and 2018, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 to the Consolidated Financial Statements for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Interest rate contracts	$35	$(15)	$62	$(43)
Foreign exchange	71	(517)	13	13
Total	$106	$(532)	$75	$(30)

Fair Value Hedges

Hedging of Benchmark Interest Rate Risk
Citigroup’s fair value hedges are primarily hedges of fixed-rate long-term debt or assets, such as available-for-sale debt securities or loans.
For qualifying fair value hedges of interest rate risk, the changes in the fair value of the derivative and the change in the fair value of the hedged item attributable to the hedged risk are presented within Interest revenue or Interest expense based on whether the hedged item is an asset or a liability.
In the first quarter of 2019, Citigroup executed a last-of-layer hedge, which permits an entity to hedge the interest rate risk of a stated portion of a closed portfolio of pre-payable financial assets that are expected to remain outstanding for the designated tenor of the hedge. In accordance with ASC 815, an entity may exclude prepayment risk when measuring the change in fair value of the hedged item attributable to interest rate risk under the last-of-layer approach. Similar to other fair value hedges, where the hedged item is an asset, the fair value of the hedged item attributable to interest rate risk will be presented in Interest revenue along with the change in the fair value of the hedging instrument.

Hedging of Foreign Exchange Risk
Citigroup hedges the change in fair value attributable to foreign exchange rate movements in available-for-sale debt securities and long-term debt that are denominated in currencies other than the functional currency of the entity holding the securities or issuing the debt. The hedging instrument is generally a forward foreign exchange contract or a cross-currency swap contract. Citigroup considers the premium associated with forward contracts (i.e., the differential between the spot and contractual forward rates) as the cost of hedging; this amount is excluded from the assessment of hedge effectiveness and is generally reflected directly in earnings over the life of the hedge. Citi also excludes changes in cross-currency basis associated with cross-currency swaps from the assessment of hedge effectiveness and records it in Other comprehensive income.

Hedging of Commodity Price Risk
Citigroup hedges the change in fair value attributable to spot price movements in physical commodities inventory. The hedging instrument is a futures contract to sell the underlying commodity. In this hedge, the change in the value of the hedged inventory is reflected in earnings, which offsets the change in the fair value of the futures contract that is also reflected in earnings. Although the change in the fair value of the hedging instrument recorded in earnings includes changes in forward rates, Citigroup excludes the differential between the spot and the contractual forward rates under the futures contract from the assessment of hedge effectiveness and reflects it directly in earnings over the life of the hedge.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$1,853	$—	$(518)	$—	$2,816	$—	$360
Foreign exchange hedges	(180)	—	320	—	(12)	—	499	—
Commodity hedges	(172)	—	2	—	(102)	—	—	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(352)	$1,853	$322	$(518)	$(114)	$2,816	$499	$360
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$(1,783)	$—	$520	$—	$(2,662)	$—	$(346)
Foreign exchange hedges	180	—	(347)	—	12	—	(596)	—
Commodity hedges	172	—	—	—	102	—	1	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$352	$(1,783)	$(347)	$520	$114	$(2,662)	$(595)	$(346)
Net gain (loss), on the hedging derivatives, excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(4)	$—	$(5)	$—	$(4)	$—	$(5)
Foreign exchange hedges(2)	(118)	—	33	—	(121)	—	56	—
Commodity hedges	5	—	1	—	23	—	2	—
Total net gain (loss), on the hedging derivatives, excluded from assessment of the effectiveness of fair value hedges	$(113)	$(4)	$34	$(5)	$(98)	$(4)	$58	$(5)

(1)
Gain (loss) amounts for hedges of interest rate risk are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis that was included in AOCI was $59 million and $83 million for the three and six months ended June 30, 2019 and $(37) million and $(42) million for the three and six months ended June 30, 2018, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. The hedge basis adjustment, whether from an active or de-designated hedge relationship, remains with the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at June 30, 2019 and December 31, 2018, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of June 30, 2019
Debt securities AFS(1)	$110,515	$360	$628
Long-term debt	162,894	4,548	1,407
As of December 31, 2018
Debt securities AFS	$81,632	$(196)	$295
Long-term debt	149,054	1,211	869

(1)
These amounts include a cumulative basis adjustment of $172 million as of June 30, 2019 related to certain prepayable financial assets designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated $2 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $26.4 billion as of June 30, 2019) in a last-of-layer hedging relationship, which commenced in the first quarter of 2019.

Cash Flow Hedges
Citigroup hedges the variability of forecasted cash flows due to changes in contractually specified interest rates associated with floating-rate assets/liabilities and other forecasted transactions. These cash flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2019 is approximately $91 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
In millions of dollars	2019		2018		2019		2018
Amount of gain (loss) recognized in AOCI on derivative
Interest rate contracts(1)	$545		$(222)		$799		$(544)
Foreign exchange contracts	(1)		5		(9)		(1)
Total gain (loss) recognized in AOCI	$544		$(217)		$790		$(545)
Amount of gain (loss) reclassified from AOCI to earnings	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Interest rate contracts(1)	$—	$(134)	$—	$(88)	$—	$(264)	$—	$(119)
Foreign exchange contracts	(2)	—	(6)	—	(4)	—	(4)	—
Total gain (loss) reclassified from AOCI into earnings	$(2)	$(134)	$(6)	$(88)	$(4)	$(264)	$(4)	$(119)
Net pretax change in cash flow hedges included within AOCI		$680		$(123)		$1,058		$(422)

(1)
All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue in the Consolidated Statement of Income.

Net Investment Hedges
The pretax gain (loss) recorded in the foreign currency translation adjustment account within AOCI, related to net investment hedges, is $(134) million and $(298) million for the three and six months ended June 30, 2019 and $1,633 million and $1,143 million for the three and six months ended June 30, 2018, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at June 30, 2019	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$4,748	$4,551	$206,498	$204,392
Broker-dealers	1,535	1,470	59,717	61,717
Non-financial	77	119	2,323	1,567
Insurance and other financial institutions	4,627	5,780	478,591	399,057
Total by industry of counterparty	$10,987	$11,920	$747,129	$666,733
By instrument
Credit default swaps and options	$10,384	$10,526	$720,153	$655,896
Total return swaps and other	603	1,394	26,976	10,837
Total by instrument	$10,987	$11,920	$747,129	$666,733
By rating of reference entity
Investment grade	$5,027	$5,281	$590,084	$515,070
Non-investment grade	5,960	6,639	157,045	151,663
Total by rating of reference entity	$10,987	$11,920	$747,129	$666,733
By maturity
Within 1 year	$1,733	$2,493	$240,625	$206,633
From 1 to 5 years	7,542	7,760	452,460	417,738
After 5 years	1,712	1,667	54,044	42,362
Total by maturity	$10,987	$11,920	$747,129	$666,733

(1)	The fair value amount receivable is composed of $3,931 million under protection purchased and $7,056 million under protection sold.

(2)	The fair value amount payable is composed of $8,377 million under protection purchased and $3,543 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2018	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$4,785	$4,432	$214,842	$218,273
Broker-dealers	1,706	1,612	62,904	63,014
Non-financial	64	87	2,687	1,192
Insurance and other financial institutions	4,210	4,220	515,216	442,460
Total by industry of counterparty	$10,765	$10,351	$795,649	$724,939
By instrument
Credit default swaps and options	$10,030	$9,755	$771,865	$712,623
Total return swaps and other	735	596	23,784	12,316
Total by instrument	$10,765	$10,351	$795,649	$724,939
By rating of reference entity
Investment grade	$4,725	$4,544	$637,790	$568,849
Non-investment grade	6,040	5,807	157,859	156,090
Total by rating of reference entity	$10,765	$10,351	$795,649	$724,939
By maturity
Within 1 year	$2,037	$2,063	$251,994	$225,597
From 1 to 5 years	6,720	6,414	493,096	456,409
After 5 years	2,008	1,874	50,559	42,933
Total by maturity	$10,765	$10,351	$795,649	$724,939

(1)	The fair value amount receivable is composed of $5,126 million under protection purchased and $5,639 under protection sold.

(2)	The fair value amount payable is composed of $5,882 million under protection purchased and $4,469 million under protection sold.
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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at both June 30, 2019 and December 31, 2018 was $30 billion and $33 billion, respectively. The Company posted $29 billion and $33 billion as collateral for this exposure in the normal course of business as of June 30, 2019 and December 31, 2018, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of June 30, 2019, the Company could be required to post an additional $0.7 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.8 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $6.0 billion and $4.1 billion as of June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019, the fair value of these previously derecognized assets was $6.1 billion. The fair value of the total return swaps as of June 30, 2019 was $90 million recorded as gross derivative assets and $57 million recorded as gross derivative liabilities. At December 31, 2018, the fair value of these previously derecognized assets was $4.1 billion, and the fair value of the total return swaps was $55 million recorded as gross derivative assets and $9 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at June 30, 2019 and December 31, 2018:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2019	December 31, 2018
Counterparty CVA	$(866)	$(1,085)
Asset FVA	(563)	(544)
Citigroup (own-credit) CVA	375	482
Liability FVA	105	135
Total CVA—derivative instruments(1)	$(949)	$(1,012)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Counterparty CVA	$28	$—	$102	$23
Asset FVA	(39)	40	(19)	49
Own-credit CVA	(13)	24	(105)	99
Liability FVA	18	22	(30)	15
Total CVA—derivative instruments	$(6)	$86	$(52)	$186
DVA related to own FVO liabilities(1)	$3	$418	$(722)	$585
Total CVA and DVA(2)	$(3)	$504	$(774)	$771

(1)	See Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

(2)	FVA is included with CVA for presentation purposes.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at June 30, 2019	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$263,499	$122	$263,621	$(85,513)	$178,108
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	27,036	187	27,223	—	27,223
Residential	—	540	131	671	—	671
Commercial	—	1,482	53	1,535	—	1,535
Total trading mortgage-backed securities	$—	$29,058	$371	$29,429	$—	$29,429
U.S. Treasury and federal agency securities	$38,082	$5,231	$—	$43,313	$—	$43,313
State and municipal	—	2,671	177	2,848	—	2,848
Foreign government	59,912	24,133	20	84,065	—	84,065
Corporate	2,288	14,809	454	17,551	—	17,551
Equity securities	51,566	9,176	123	60,865	—	60,865
Asset-backed securities	—	1,735	1,411	3,146	—	3,146
Other trading assets(2)	10	10,756	740	11,506	—	11,506
Total trading non-derivative assets	$151,858	$97,569	$3,296	$252,723	$—	$252,723
Trading derivatives
Interest rate contracts	$332	$211,668	$1,644	$213,644
Foreign exchange contracts	—	131,595	379	131,974
Equity contracts	364	26,355	469	27,188
Commodity contracts	—	13,717	1,023	14,740
Credit derivatives	—	10,291	696	10,987
Total trading derivatives	$696	$393,626	$4,211	$398,533
Cash collateral paid(3)				$14,134
Netting agreements					$(311,423)
Netting of cash collateral received					(47,136)
Total trading derivatives	$696	$393,626	$4,211	$412,667	$(358,559)	$54,108
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$37,829	$31	$37,860	$—	$37,860
Residential	—	910	—	910	—	910
Commercial	—	115	—	115	—	115
Total investment mortgage-backed securities	$—	$38,854	$31	$38,885	$—	$38,885
U.S. Treasury and federal agency securities	$101,889	$7,620	$—	$109,509	$—	$109,509
State and municipal	—	5,144	1,026	6,170	—	6,170
Foreign government	64,001	37,662	77	101,740	—	101,740
Corporate	5,115	7,152	56	12,323	—	12,323
Marketable equity securities	57	476	—	533	—	533
Asset-backed securities	—	559	59	618	—	618
Other debt securities	—	4,190	—	4,190	—	4,190
Non-marketable equity securities(4)	—	96	448	544	—	544
Total investments	$171,062	$101,753	$1,697	$274,512	$—	$274,512
Table continues on the next page.

In millions of dollars at June 30, 2019	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$3,405	$419	$3,824	$—	$3,824
Mortgage servicing rights	—	—	508	508	—	508
Non-trading derivatives and other financial assets measured on a recurring basis	$16,669	$5,928	$—	$22,597	$—	$22,597
Total assets	$340,285	$865,780	$10,253	$1,230,452	$(444,072)	$786,380
Total as a percentage of gross assets(5)	28.0%	71.2%	0.8%
Liabilities
Interest-bearing deposits	$—	$1,457	$1,182	$2,639	$—	$2,639
Securities loaned and sold under agreements to repurchase	—	129,565	1,085	130,650	(85,513)	45,137
Trading account liabilities
Securities sold, not yet purchased	73,084	13,372	28	86,484	—	86,484
Other trading liabilities	—	37	—	37	—	37
Total trading liabilities	$73,084	$13,409	$28	$86,521	$—	$86,521
Trading derivatives
Interest rate contracts	$211	$188,797	$1,753	$190,761
Foreign exchange contracts	—	132,354	476	132,830
Equity contracts	296	29,835	1,663	31,794
Commodity contracts	—	16,907	876	17,783
Credit derivatives	—	11,310	610	11,920
Total trading derivatives	$507	$379,203	$5,378	$385,088
Cash collateral received(6)				$14,041
Netting agreements					$(311,423)
Netting of cash collateral paid					(37,933)
Total trading derivatives	$507	$379,203	$5,378	$399,129	$(349,356)	$49,773
Short-term borrowings	$—	$5,137	$154	$5,291	$—	$5,291
Long-term debt	—	34,550	14,938	49,488	—	49,488
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$16,669	$129	$1	$16,799	$—	$16,799
Total liabilities	$90,260	$563,450	$22,766	$690,517	$(434,869)	$255,648
Total as a percentage of gross liabilities(5)	13.3%	83.3%	3.4%

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

(3)	Reflects the net amount of $52,067 million gross cash collateral paid, of which $37,933 million was used to offset trading derivative liabilities.

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

(6)	Reflects the net amount $61,177 million of gross cash collateral received, of which $47,136 million was used to offset trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2018	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$214,570	$115	$214,685	$(66,984)	$147,701
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	24,090	156	24,246	—	24,246
Residential	—	709	268	977	—	977
Commercial	—	1,323	77	1,400	—	1,400
Total trading mortgage-backed securities	$—	$26,122	$501	$26,623	$—	$26,623
U.S. Treasury and federal agency securities	$26,439	$4,802	$1	$31,242	$—	$31,242
State and municipal	—	3,782	200	3,982	—	3,982
Foreign government	43,309	21,179	31	64,519	—	64,519
Corporate	1,026	14,510	360	15,896	—	15,896
Equity securities	36,342	7,308	153	43,803	—	43,803
Asset-backed securities	—	1,429	1,484	2,913	—	2,913
Other trading assets(2)	3	12,198	818	13,019	—	13,019
Total trading non-derivative assets	$107,119	$91,330	$3,548	$201,997	$—	$201,997
Trading derivatives
Interest rate contracts	$101	$169,860	$1,671	$171,632
Foreign exchange contracts	—	162,108	346	162,454
Equity contracts	647	28,903	343	29,893
Commodity contracts	—	16,788	767	17,555
Credit derivatives	—	9,839	926	10,765
Total trading derivatives	$748	$387,498	$4,053	$392,299
Cash collateral paid(3)				$11,518
Netting agreements					$(311,089)
Netting of cash collateral received					(38,608)
Total trading derivatives	$748	$387,498	$4,053	$403,817	$(349,697)	$54,120
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$42,988	$32	$43,020	$—	$43,020
Residential	—	1,313	—	1,313	—	1,313
Commercial	—	172	—	172	—	172
Total investment mortgage-backed securities	$—	$44,473	$32	$44,505	$—	$44,505
U.S. Treasury and federal agency securities	$107,577	$9,645	$—	$117,222	$—	$117,222
State and municipal	—	8,498	708	9,206	—	9,206
Foreign government	58,252	42,371	68	100,691	—	100,691
Corporate	4,410	7,033	156	11,599	—	11,599
Marketable equity securities	206	14	—	220	—	220
Asset-backed securities	—	656	187	843	—	843
Other debt securities	—	3,972	—	3,972	—	3,972
Non-marketable equity securities(4)	—	96	586	682	—	682
Total investments	$170,445	$116,758	$1,737	$288,940	$—	$288,940
Table continues on the next page.

In millions of dollars at December 31, 2018	Level 1	Level 2	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$2,946	$277	$3,223	$—	$3,223
Mortgage servicing rights	—	—	584	584	—	584
Non-trading derivatives and other financial assets measured on a recurring basis	$15,839	$4,949	$—	$20,788	$—	$20,788
Total assets	$294,151	$818,051	$10,314	$1,134,034	$(416,681)	$717,353
Total as a percentage of gross assets(5)	26.2%	72.9%	0.9%
Liabilities
Interest-bearing deposits	$—	$980	$495	$1,475	$—	$1,475
Securities loaned and sold under agreements to repurchase	—	110,511	983	111,494	(66,984)	44,510
Trading account liabilities
Securities sold, not yet purchased	78,872	11,364	586	90,822	—	90,822
Other trading liabilities	—	1,547	—	1,547	—	1,547
Total trading liabilities	$78,872	$12,911	$586	$92,369	$—	$92,369
Trading account derivatives
Interest rate contracts	$71	$152,931	$1,825	$154,827
Foreign exchange contracts	—	159,003	352	159,355
Equity contracts	351	32,330	1,127	33,808
Commodity contracts	—	19,904	785	20,689
Credit derivatives	—	9,486	865	10,351
Total trading derivatives	$422	$373,654	$4,954	$379,030
Cash collateral received(6)				$13,906
Netting agreements					$(311,089)
Netting of cash collateral paid					(29,911)
Total trading derivatives	$422	$373,654	$4,954	$392,936	$(341,000)	$51,936
Short-term borrowings	$—	$4,446	$37	$4,483	$—	$4,483
Long-term debt	—	25,659	12,570	38,229	—	38,229
Non-trading derivatives and other financial liabilities measured on a recurring basis	$15,839	$67	$—	$15,906	$—	$15,906
Total liabilities	$95,133	$528,228	$19,625	$656,892	$(407,984)	$248,908
Total as a percentage of gross liabilities(5)	14.8%	82.1%	3.1%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2019 and 2018. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2019
Assets
Securities borrowed and purchased under agreements to resell	$66	$5	$—	$2	$—	$49	$—	$—	$—	$122	$—
Trading non-derivative assets
Trading mortgage- backed securities
U.S. government-sponsored agency guaranteed	154	6	—	1	(2)	42	(1)	(13)	—	187	4
Residential	128	10	—	17	(9)	61	—	(76)	—	131	15
Commercial	69	2	—	3	(34)	38	—	(25)	—	53	(6)
Total trading mortgage- backed securities	$351	$18	$—	$21	$(45)	$141	$(1)	$(114)	$—	$371	$13
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	178	—	—	—	—	—	—	(1)	—	177	—
Foreign government	39	2	—	—	—	—	—	(21)	—	20	1
Corporate	378	255	—	41	(5)	109	—	(322)	(2)	454	55
Marketable equity securities	127	13	—	(2)	—	48	—	(63)	—	123	(28)
Asset-backed securities	1,429	20	—	6	(15)	242	—	(271)	—	1,411	10
Other trading assets	1,042	45	—	2	(135)	97	6	(312)	(5)	740	6
Total trading non- derivative assets	$3,544	$353	$—	$68	$(200)	$637	$5	$(1,104)	$(7)	$3,296	$57
Trading derivatives, net(4)
Interest rate contracts	$(116)	$(68)	$—	$(59)	$137	$(21)	$19	$8	$(9)	$(109)	$(101)
Foreign exchange contracts	46	(109)	—	15	9	—	—	(2)	(56)	(97)	(124)
Equity contracts	(1,345)	183	—	(38)	100	2	(88)	(2)	(6)	(1,194)	193
Commodity contracts	304	(243)	—	9	(4)	66	—	(12)	27	147	(135)
Credit derivatives	34	59	—	(1)	(38)	—	—	14	18	86	10
Total trading derivatives, net(4)	$(1,077)	$(178)	$—	$(74)	$204	$47	$(69)	$6	$(26)	$(1,167)	$(157)
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2019
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$(1)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$(1)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	910	—	42	11	—	236	—	(173)	—	1,026	48
Foreign government	71	—	5	—	—	17	—	(16)	—	77	1
Corporate	60	—	—	—	—	—	—	(4)	—	56	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	806	—	10	1	(585)	—	—	(173)	—	59	9
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	505	—	(2)	6	—	3	—	(64)	—	448	(12)
Total investments	$2,384	$—	$54	$18	$(585)	$256	$—	$(430)	$—	$1,697	$45
Loans	$373	$—	$63	$3	$—	$5	$—	$(25)	$—	$419	$174
Mortgage servicing rights	551	—	(37)	—	—	—	16	—	(22)	508	(34)
Other financial assets measured on a recurring basis	—	—	9	—	4	—	(3)	(4)	(6)	—	—
Liabilities
Interest-bearing deposits	$1,047	$—	$(39)	$2	$(18)	$—	$129	$—	$(17)	$1,182	$(211)
Securities loaned and sold under agreements to repurchase	1,041	(42)	—	2	—	—	—	—	—	1,085	(13)
Trading account liabilities
Securities sold, not yet purchased	15	(6)	—	15	(6)	—	—	—	(2)	28	(1)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	170	2	—	—	(25)	—	12	—	(1)	154	(2)
Long-term debt	13,734	(819)	—	747	(1,360)	20	900	(1)	79	14,938	(1,023)
Other financial liabilities measured on a recurring basis	—	—	4	5	—	—	—	—	—	1	—

(1)
Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2019.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2019
Assets
Securities borrowed and purchased under agreements to resell	$115	$1	$—	$5	$(4)	$94	$—	$—	$(89)	$122	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	156	6	—	1	(27)	90	(1)	(38)	—	187	7
Residential	268	11	—	22	(40)	130	—	(260)	—	131	15
Commercial	77	4	—	5	(35)	62	—	(60)	—	53	(5)
Total trading mortgage-backed securities	$501	$21	$—	$28	$(102)	$282	$(1)	$(358)	$—	$371	$17
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—
State and municipal	200	(1)	—	—	(19)	1	—	(4)	—	177	—
Foreign government	31	1	—	9	—	3	—	(24)	—	20	1
Corporate	360	345	—	62	(31)	178	(33)	(425)	(2)	454	34
Marketable equity securities	153	3	—	(1)	(11)	57	—	(78)	—	123	(25)
Asset-backed securities	1,484	(6)	—	13	(47)	463	—	(496)	—	1,411	57
Other trading assets	818	50	—	15	(167)	437	10	(414)	(9)	740	(15)
Total trading non-derivative assets	$3,548	$413	$—	$126	$(377)	$1,421	$(24)	$(1,799)	$(12)	$3,296	$69
Trading derivatives, net(4)
Interest rate contracts	$(154)	$(119)	$—	$(74)	$164	$(15)	$31	$8	$50	$(109)	$(85)
Foreign exchange contracts	(6)	(49)	—	—	24	3	—	(6)	(63)	(97)	(165)
Equity contracts	(784)	(111)	—	(192)	109	1	(147)	—	(70)	(1,194)	(338)
Commodity contracts	(18)	37	—	6	6	120	—	(46)	42	147	153
Credit derivatives	61	(260)	—	(19)	194	—	—	14	96	86	(335)
Total trading derivatives, net(4)	$(901)	$(502)	$—	$(279)	$497	$109	$(116)	$(30)	55	$(1,167)	$(770)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$(3)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$(3)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	708	—	94	14	—	421	—	(211)	—	1,026	84
Foreign government	68	—	1	—	—	56	—	(48)	—	77	1
Corporate	156	—	—	—	(94)	—	—	(6)	—	56	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	187	—	8	95	(585)	550	—	(196)	—	59	9
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	586	—	20	6	—	7	—	(150)	(21)	448	(15)
Total investments	$1,737	$—	$122	$115	$(679)	$1,034	$—	$(611)	$(21)	$1,697	$76

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2019
Loans	$277	$—	$108	$128	$(70)	$11	$—	$(35)	$—	$419	$294
Mortgage servicing rights	584	—	(64)	—	—	—	28	—	(40)	508	(60)
Other financial assets measured on a recurring basis	—	—	25	—	4	—	(5)	(8)	(16)	—	—
Liabilities
Interest-bearing deposits	$495	$—	$(49)	$3	$(22)	$—	$803	$—	$(146)	$1,182	$(182)
Securities loaned and sold under agreements to repurchase	983	(38)	—	1	4	—	—	1	58	1,085	(24)
Trading account liabilities
Securities sold, not yet purchased	586	118	—	16	(447)	—	—	—	(9)	28	—
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	37	25	—	9	(31)	—	165	—	(1)	154	(2)
Long-term debt	12,570	(1,226)	—	1,624	(2,961)	20	6,850	(4)	(4,387)	14,938	(769)
Other financial liabilities measured on a recurring basis	—	—	4	5	—	—	—	—	—	1	—

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

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2018
Assets
Securities borrowed and purchased under agreements to resell	$16	$1	$—	$49	$—	$—	$—	$—	$—	$66	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	206	1	—	3	(41)	37	—	(107)	—	99	1
Residential	143	(17)	—	23	(11)	45	—	(51)	—	132	(4)
Commercial	35	(2)	—	7	(2)	23	—	(10)	—	51	(1)
Total trading mortgage-backed securities	$384	$(18)	$—	$33	$(54)	$105	$—	$(168)	$—	$282	$(4)
U.S. Treasury and federal agency securities	$—	$—	$—	$6	$—	$1	$—	$—	$—	$7	$—
State and municipal	211	4	—	—	—	13	—	(2)	—	226	2
Foreign government	21	(1)	—	—	(5)	32	—	(11)	—	36	(1)
Corporate	252	52	—	12	(19)	245	—	(22)	—	520	248
Marketable equity securities	237	7	—	16	(5)	74	—	(36)	—	293	30
Asset-backed securities	1,597	17	—	27	(32)	373	—	(294)	—	1,688	(16)
Other trading assets	716	(52)	—	27	(32)	45	—	(158)	(4)	542	(21)
Total trading non-derivative assets	$3,418	$9	$—	$121	$(147)	$888	$—	$(691)	$(4)	$3,594	$238
Trading derivatives, net(4)
Interest rate contracts	$(6)	$206	$—	$—	$(109)	$1	$—	$—	$(6)	$86	$270
Foreign exchange contracts	88	167	—	(12)	(5)	6	—	(5)	—	239	146
Equity contracts	(1,741)	34	—	(16)	279	4	—	(4)	(2)	(1,446)	469
Commodity contracts	(1,909)	(141)	—	4	90	7	—	—	43	(1,906)	(118)
Credit derivatives	(859)	(36)	—	(10)	14	—	—	—	43	(848)	(29)
Total trading derivatives, net(4)	$(4,427)	$230	$—	$(34)	$269	$18	$—	$(9)	$78	$(3,875)	$738
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$23	$—	$11	$—	$—	$—	$—	$—	$—	$34	$12
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	5	—	—	1	—	—	—	—	—	6	—
Total investment mortgage-backed securities	$28	$—	$11	$1	$—	$—	$—	$—	$—	$40	$12
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	682	—	3	—	(9)	111	—	(25)	—	762	3
Foreign government	70	—	(3)	1	—	5	—	(19)	—	54	(3)
Corporate	76	—	—	—	(2)	—	—	(6)	—	68	—
Marketable equity securities	1	—	—	—	—	—	—	—	—	1	—
Asset-backed securities	497	—	(25)	1	(2)	11	—	(26)	—	456	(25)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2018
Non-marketable equity securities	734	—	(54)	—	—	—	—	(33)	(36)	611	(23)
Total investments	$2,088	$—	$(68)	$3	$(13)	$127	$—	$(109)	$(36)	$1,992	$(36)
Loans	$554	$—	$(274)	$—	$60	$47	$—	$(6)	$—	$381	$40
Mortgage servicing rights	587	—	11	—	—	—	15	(1)	(16)	596	11
Other financial assets measured on a recurring basis	13	—	14	—	(11)	—	—	(4)	(12)	—	14
Liabilities
Interest-bearing deposits	$292	$—	$(3)	$—	$—	$—	$25	$—	$—	$320	$(6)
Securities loaned and sold under agreements to repurchase	857	25	—	—	—	—	96	—	38	966	16
Trading account liabilities
Securities sold, not yet purchased	48	(142)	—	4	(12)	—	—	6	1	189	(50)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	81	(6)	—	3	(21)	—	24	—	(3)	90	10
Long-term debt	13,484	(7)	—	815	(540)	—	4	—	11	13,781	92
Other financial liabilities measured on a recurring basis	3	—	(2)	1	(5)	—	—	—	(1)	—	—

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

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2018
Assets
Securities borrowed and purchased under agreements to resell	$16	$19	$—	$49	$—	$—	$—	$—	$(18)	$66	$10
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	163	2	—	89	(90)	153	—	(218)	—	99	1
Residential	164	5	—	58	(88)	91	—	(98)	—	132	(4)
Commercial	57	(1)	—	11	(37)	38	—	(17)	—	51	3
Total trading mortgage-backed securities	$384	$6	$—	$158	$(215)	$282	$—	$(333)	$—	$282	$—
U.S. Treasury and federal agency securities	$—	$—	$—	$6	$—	$1	$—	$—	$—	$7	$—
State and municipal	274	10	—	—	(44)	13	—	(27)	—	226	1
Foreign government	16	(1)	—	2	(5)	46	—	(22)	—	36	(1)
Corporate	275	95	—	61	(91)	279	—	(99)	—	520	251
Marketable equity securities	120	82	—	17	(20)	242	—	(148)	—	293	26
Asset-backed securities	1,590	75	—	45	(47)	689	—	(664)	—	1,688	39
Other trading assets	615	83	—	85	(42)	157	5	(352)	(9)	542	(11)
Total trading non-derivative assets	$3,274	$350	$—	$374	$(464)	$1,709	$5	$(1,645)	$(9)	$3,594	$305
Trading derivatives, net(4)
Interest rate contracts	$(422)	$587	$—	$5	$(72)	$8	$—	$(16)	$(4)	$86	$529
Foreign exchange contracts	130	105	—	(13)	3	7	—	(5)	12	239	27
Equity contracts	(2,027)	(102)	—	(73)	751	17	—	(11)	(1)	(1,446)	203
Commodity contracts	(1,861)	(174)	—	(43)	98	27	—	—	47	(1,906)	(32)
Credit derivatives	(799)	(98)	—	(9)	12	2	—	1	43	(848)	(219)
Total trading derivatives, net(4)	$(4,979)	$318	$—	$(133)	$792	$61	$—	$(31)	$97	$(3,875)	$508
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$24	$—	$10	$—	$—	$—	$—	$—	$—	$34	$(12)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	3	—	2	1	—	—	—	—	—	6	—
Total investment mortgage-backed securities	$27	$—	$12	$1	$—	$—	$—	$—	$—	$40	$(12)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	737	—	(13)	—	(18)	140	—	(84)	—	762	(22)
Foreign government	92	—	(4)	1	(2)	62	—	(95)	—	54	(3)
Corporate	71	—	(1)	3	(2)	3	—	(6)	—	68	—
Marketable equity securities	2	—	—	—	—	—	—	(1)	—	1	—
Asset-backed securities	827	—	(15)	3	(344)	11	—	(26)	—	456	(25)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—

Non-marketable equity securities	681	—	(30)	30	—	15	—	(33)	(52)	611	(7)
Total investments	$2,437	$—	$(51)	$38	$(366)	$231	$—	$(245)	$(52)	$1,992	$(69)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2018
Loans	$550	$—	$(255)	$—	$59	$51	$—	$(22)	$(2)	$381	$175
Mortgage servicing rights	558	—	57	—	—	—	32	(18)	(33)	596	57
Other financial assets measured on a recurring basis	16	—	22	—	(11)	4	12	(4)	(39)	—	33
Liabilities
Interest-bearing deposits	$286	$—	$23	$12	$—	$—	$45	$—	$—	$320	$(60)
Securities loaned and sold under agreements to repurchase	726	39	—	—	—	—	243	—	36	966	29
Trading account liabilities
Securities sold, not yet purchased	22	(247)	—	7	(31)	—	—	9	(65)	189	(46)
Other trading liabilities	5	5	—	—	—	—	—	—	—	—	—
Short-term borrowings	18	1	—	48	(21)	—	49	—	(3)	90	(9)
Long-term debt	13,082	(243)	—	1,755	(1,304)	36	7	(44)	6	13,781	(735)
Other financial liabilities measured on a recurring basis	8	—	(2)	1	(10)	—	2	—	(3)	—	(4)

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

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2018 to June 30, 2019:

•
During the three and six months ended June 30, 2019, transfers of Long-term debt of $0.7 billion and $1.6 billion from Level 2 to Level 3, and of $1.4 billion and $3.0 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

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

As of June 30, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$122	Model-based	Interest rate	1.77%	3.67%	2.90%
Mortgage-backed securities	$220	Yield analysis	Yield	1.94%	7.72%	3.23%
	162	Price-based	Price	$15.00	$125.81	$86.87
State and municipal, foreign government, corporate and other debt securities	$1,261	Price-based	Price	$—	$1,127.39	$77.56
	1,093	Model-based	Credit spread	35bps	470bps	214 bps
Marketable equity securities(5)	$81	Price-based	Price	$0.01	$41,284.00	$5,730.26
	41	Model-based	WAL	1 year	1 year	1 year
Asset-backed securities	$1,429	Price-based	Price	$2.75	$100.00	$78.27
Non-marketable equities	$262	Comparables analysis	EBITDA multiples	8.10x	19.40x	11.72x
	152	Price-based	Price	$8.18	$1,540.00	$773.53
			Appraised value	$381,810	$33,710,000	$14,639,552
			Discount to price	—%	10.00%	2.30%
			Revenue multiple	3.15x	26.12x	11.76x
Derivatives—gross(6)
Interest rate contracts (gross)	$3,307	Model-based	Inflation volatility	0.22%	2.67%	0.79%
			Mean reversion	1.00%	20.00%	10.50%
			IR Normal volatility	0.15%	80.37%	49.53%
Foreign exchange contracts (gross)	$796	Model-based	FX volatility	3.09%	15.04%	9.83%
			IR-IR correlation	(51.00)%	40.00%	33.10%
			IR-FX correlation	40.00%	60.00%	50.00%
			Interest rate	4.50%	11.33%	9.24%
			IR Normal volatility	—%	80%	24%
			Credit Spread	32bps	535bps	381bps
Equity contracts (gross)(7)	$2,130	Model-based	Equity volatility	2.87%	88.26%	48.13%
			Forward price	59.57%	129.82%	119.02%
			Equity-Equity correlation	(48.61)%	98.11%	72.94%
			Equity-FX correlation	(75.00)%	37.27%	(20.58)%
Commodity and other contracts (gross)	$1,900	Model-based	Forward price	26.15%	343.40%	111.96%
			Commodity volatility	10.08%	93.16%	24.97%
			Commodity correlation	(40.55)%	89.50%	45.81%
Credit derivatives (gross)	$708	Model-based	Upfront points	4.99%	99.77%	58.34%
	597	Price-based	Credit correlation	25.00%	85.00%	43.66%
			Credit spread	4bps	334bps	70bps
			Price	$12.00	$98.00	$69.20

As of June 30, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Recovery rate	20.00%	60.00%	41.00%
Loans and leases	$379	Model-based	Equity volatility	27%	37%	32%
			Credit spread	110bps	110bps	110bps
			Yield	—%	—%	—%
Mortgage servicing rights	$424	Cash flow	Yield	4.77%	16.26%	8.00%
	83	Model-based	WAL	3.4 years	7.1 years	5.8 years
Liabilities
Interest-bearing deposits	$1,182	Model-based	Mean reversion	1.00%	20.00%	10.50%
Securities loaned and sold under agreement to repurchase	$1,085	Model-based	Interest rate	1.77%	2.53%	2.01%
Trading account liabilities
Securities sold, not yet purchased	$27	Price-based	Price	$—	$2,164.17	$86.14
Short-term borrowings and long-term debt	$15,232	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	26.15%	343.40%	118.53%
			IR Normal volatility	0.15%	80.37%	44.02%

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$115	Model-based	Interest rate	2.52%	7.43%	5.08%
Mortgage-backed securities	$313	Price-based	Price	$11.25	$110.35	$90.07
	198	Yield analysis	Yield	2.27%	8.70%	3.74%
State and municipal, foreign government, corporate and other debt securities	$1,212	Price-based	Price	$—	$103.75	$91.39
	938	Model-based	Credit spread	35 bps	446 bps	238 bps
Marketable equity securities(5)	$108	Price-based	Price	$—	$20,255.00	$1,247.85
	45	Model-based	WAL	1.47years	1.47years	1.47years
Asset-backed securities	$1,608	Price-based	Price	$2.75	$101.03	$66.18
Non-marketable equity	$293	Comparables analysis	Discount to price	—%	100.00%	0.66%
	255	Price-based	EBITDA multiples	5.00x	34.00x	9.73x
			Net operating income multiple	24.70x	24.70x	24.70x
			Price	$2.38	$1,073.80	$420.24
			Revenue multiple	2.25x	16.50x	7.06x
Derivatives—gross(6)
Interest rate contracts (gross)	$3,467	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Inflation volatility	0.22%	2.65%	0.77%
			IR Normal volatility	0.16%	86.31%	56.24%
Foreign exchange contracts (gross)	$626	Model-based	Foreign exchange (FX) volatility	3.15%	17.35%	11.37%
	73	Cash flow	IR-IR correlation	(51.00)%	40.00%	32.69%
			IR-FX correlation	40.00%	60.00%	50.00%
			Credit spread	39bps	676bps	423bps
			IR basis	(0.65)%	0.11%	(0.17)%
			Yield	6.98%	7.48%	7.23%
Equity contracts (gross)(7)	$1,467	Model-based	Equity volatility	3.00%	78.39%	37.53%

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Forward price	64.66%	144.45%	98.55%
			Equity-Equity correlation	(81.39)%	100.00%	35.49%
			Equity-FX correlation	(86.27)%	70.00%	(1.20)%
			WAL	1.47 years	1.47 years	1.47 years
Commodity contracts (gross)	$1,552	Model-based	Forward price	15.30%	585.07%	145.08%
			Commodity volatility	8.92%	59.86%	20.34%
			Commodity correlation	(51.90)%	92.11%	40.71%
Credit derivatives (gross)	$1,089	Model-based	Credit correlation	5.00%	85.00%	41.06%
	701	Price-based	Upfront points	7.41%	99.04%	58.95%
			Credit spread	2 bps	1,127 bps	87 bps
			Recovery rate	5.00%	65.00%	46.40%
			Price	$16.59	$98.00	$81.19
Loans and leases	$248	Model-based	Credit spread	138 bps	255 bps	147 bps
	29	Price-based	Yield	0.30%	0.47%	0.32%
			Price	$55.83	$110.00	$92.40
Mortgage servicing rights	$500	Cash flow	Yield	4.60%	12.00%	7.79%
	84	Model-based	WAL	3.55 years	7.45 years	6.39 years
Liabilities
Interest-bearing deposits	$495	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	64.66%	144.45%	98.55%
			Equity volatility	3.00%	78.39%	43.49%
Securities loaned and sold under agreements to repurchase	$983	Model-based	Interest rate	2.52%	3.21%	2.87%
Trading account liabilities
Securities sold, not yet purchased	$509	Model-based	Forward price	15.30%	585.07%	105.69%
	77	Price-based	Equity volatility	3.00%	78.39%	43.49%
			Equity-Equity correlation	(81.39)%	100.00%	34.04%
			Equity-FX correlation	(86.27)%	70.00%	(1.20)%
			Commodity volatility	8.92%	59.86%	20.34%
			Commodity correlation	(51.90)%	92.11%	40.71%
			Equity-IR correlation	(40.00)%	70.37%	30.80%
Short-term borrowings and long-term debt	$12,289	Model-based	Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.16%	86.31%	56.61%
			Forward price	64.66%	144.45%	98.58%
			Equity volatility	3.00%	78.39%	43.24%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2019
Loans HFS(1)	$3,634	$2,391	$1,243
Other real estate owned	50	37	13
Loans(2)	482	172	310
Non-marketable equity securities measured using the measurement alternative	125	108	17
Total assets at fair value on a nonrecurring basis	$4,291	$2,708	$1,583

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2018
Loans HFS(1)	$5,055	$3,261	$1,794
Other real estate owned	78	62	16
Loans(2)	390	139	251
Non-marketable equity securities measured using the measurement alternative	261	192	69
Total assets at fair value on a nonrecurring basis	$5,784	$3,654	$2,130

(1)	Net of fair value amounts on the unfunded portion of loans HFS recognized as Other liabilities on the Consolidated Balance Sheet.

(2)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral less costs to sell, primarily real estate.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of June 30, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$839	Price-based	Price	$82.90	$100.00	$96.67
Other real estate owned	$9	Price-based	Appraised value(4)	$2,953,240	$8,394,102	$6,978,072
Loans(5)	62	Price-based	Price	2.65	63.00	30.48
	59	Recovery analysis	Recovery rate	85.25%	99.50%	95.60%
Non-marketable equity securities measured using the measurement alternative	$17	Price-based	Price	$13.78	$13.78	$13.78

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,729	Price-based	Price	$0.79	$100.00	$69.52
Other real estate owned	$15	Price-based	Appraised value(4)	$8,394,102	$8,394,102	$8,394,102
	2	Recovery analysis	Discount to price(6)	13.00%	13.00%	13.00%
			Price	$56.30	$83.08	$58.27
Loans(6)	$251	Recovery analysis	Recovery rate	30.60%	100.00%	50.51%
			Price	$2.60	$85.04	$28.21
Non-marketable equity securities measured using the measurement alternative	$66	Price-based	Price	$45.80	$1,514.00	$570.26

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	Weighted averages are calculated based on the fair values of the instruments.

(4)	Appraised values are disclosed in whole dollars.

(5)	Represents impaired loans held for investment whose carrying amounts are based on the fair value of the underlying collateral, primarily real estate secured loans.

(6)	Includes estimated costs to sell.

Nonrecurring Fair Value Changes
The following tables present total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended June 30,
In millions of dollars	2019	2018
Loans HFS	$(14)	$(7)
Other real estate owned	(1)	(1)
Loans(1)	(44)	(33)
Non-marketable equity securities measured using the measurement alternative	4	(1)
Total nonrecurring fair value gains (losses)	$(55)	$(42)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

	Six Months Ended June 30,
In millions of dollars	2019	2018
Loans HFS	$(1)	$(8)
Other real estate owned	—	(1)
Loans(1)	(62)	(33)
Non-marketable equity securities measured using the measurement alternative	65	104
Total nonrecurring fair value gains (losses)	$2	$62

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The table below therefore excludes items measured at fair value on a recurring basis presented in the tables above.

	June 30, 2019		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$74.4	$75.3	$1.9	$71.0	$2.4
Securities borrowed and purchased under agreements to resell	81.7	81.7	—	81.5	0.2
Loans(1)(2)	670.9	675.6	—	9.6	666.0
Other financial assets(2)(3)	281.0	281.4	187.6	15.6	78.2
Liabilities
Deposits	$1,043.0	$1,039.8	$—	$837.5	$202.3
Securities loaned and sold under agreements to repurchase	136.0	136.0	—	136.0	—
Long-term debt(4)	202.6	212.2	—	197.8	14.4
Other financial liabilities(5)	121.8	121.8	—	20.2	101.6

	December 31, 2018		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$68.9	$68.5	$1.0	$65.4	$2.1
Securities borrowed and purchased under agreements to resell	123.0	123.0	—	121.6	1.4
Loans(1)(2)	667.1	666.9	—	5.6	661.3
Other financial assets(2)(3)	249.7	250.1	172.3	15.8	62.0
Liabilities
Deposits	$1,011.7	$1,009.5	$—	$847.1	$162.4
Securities loaned and sold under agreements to repurchase	133.3	133.3	—	133.3	—
Long-term debt(4)	193.8	193.7	—	178.4	15.3
Other financial liabilities(5)	103.8	103.8	—	17.2	86.6

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.5 billion for June 30, 2019 and $12.3 billion for December 31, 2018. In addition, the carrying values exclude $1.5 billion and $1.6 billion of lease finance receivables at June 30, 2019 and December 31, 2018, respectively.

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

The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2019 and December 31, 2018 were liabilities of $8.0 billion and $7.8 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2019	2018	2019	2018
Assets
Securities borrowed and purchased under agreements to resell	$6	$19	$35	$3
Trading account assets	45	(85)	212	(101)
Investments	—	—	—	—
Loans
Certain corporate loans	(80)	(3)	(213)	(126)
Certain consumer loans	—	—	—	—
Total loans	$(80)	$(3)	$(213)	$(126)
Other assets
MSRs	$(37)	$11	$(64)	$57
Certain mortgage loans HFS(1)	21	10	37	12
Total other assets	$(16)	$21	$(27)	$69
Total assets	$(45)	$(48)	$7	$(155)
Liabilities
Interest-bearing deposits	$(43)	$10	$(134)	$38
Securities loaned and sold under agreements to repurchase	51	(15)	86	(126)
Trading account liabilities	2	(15)	13	(21)
Short-term borrowings(2)	94	(59)	(81)	118
Long-term debt(2)	(1,113)	921	(3,794)	1,539
Total liabilities	$(1,009)	$842	$(3,910)	$1,548

(1)	Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected under the fair value option.

(2)	Includes DVA that is included in AOCI. See Notes 17 and 20 to the Consolidated Financial Statements.

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
The estimated changes in the fair value of these liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were gains of $3 million and $418 million for the three months ended June 30, 2019 and 2018, and a loss of $722 million and gain of $585 million for the six months ended June 30, 2019 and 2018, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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
The following table provides information about certain credit products carried at fair value:

	June 30, 2019		December 31, 2018
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$8,448	$3,824	$10,108	$3,224
Aggregate unpaid principal balance in excess of (less than) fair value	410	779	435	741
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $1,057 million and $1,137 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2019 and December 31, 2018, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2019 and 2018 due to instrument-specific credit risk totaled to a gain of $53 million and a loss of $20 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.8 billion and $0.4 billion at June 30, 2019 and December 31, 2018, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of June 30, 2019, there were approximately $9.6 billion and $7.2 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	June 30, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$648	$556
Aggregate fair value in excess of (less than) unpaid principal balance	21	21
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2019 and 2018 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	June 30, 2019	December 31, 2018
Interest rate linked	$21.5	$17.3
Foreign exchange linked	1.0	0.5
Equity linked	19.5	14.8
Commodity linked	1.2	1.2
Credit linked	1.9	1.9
Total	$45.1	$35.7

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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	June 30, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$49,488	$38,229
Aggregate unpaid principal balance in excess of (less than) fair value	1,357	3,814

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	June 30, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$5,291	$4,483
Aggregate unpaid principal balance in excess of (less than) fair value	729	861

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
The following tables present information about Citi’s guarantees at June 30, 2019 and December 31, 2018:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2019	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$32.9	$66.2	$99.1	$132
Performance guarantees	7.7	4.3	12.0	27
Derivative instruments considered to be guarantees	39.3	63.6	102.9	413
Loans sold with recourse	—	1.3	1.3	8
Securities lending indemnifications(1)	105.3	—	105.3	—
Credit card merchant processing(1)(2)	90.0	—	90.0	—
Credit card arrangements with partners	0.1	0.8	0.9	136
Custody indemnifications and other	—	31.7	31.7	41
Total	$275.3	$167.9	$443.2	$757

	Maximum potential amount of future payments
In billions of dollars at December 31, 2018	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$32.1	$67.5	$99.6	$131
Performance guarantees	7.7	4.2	11.9	29
Derivative instruments considered to be guarantees	23.5	87.4	110.9	567
Loans sold with recourse	—	1.2	1.2	9
Securities lending indemnifications(1)	98.3	—	98.3	—
Credit card merchant processing(1)(2)	94.7	—	94.7	—
Credit card arrangements with partners	0.3	0.8	1.1	162
Custody indemnifications and other	—	35.4	35.4	41
Total	$256.6	$196.5	$453.1	$939

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

(2)
At June 30, 2019 and December 31, 2018, this maximum potential exposure was estimated to be $90 billion and $95 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
The repurchase reserve was approximately $43 million and $49 million at June 30, 2019 and December 31, 2018, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss
experience. At June 30, 2019 and December 31, 2018, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of claims that have
not yet occurred. Citi believes the risk of loss is remote
given historical experience with the VTNs. Accordingly,
Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the
Consolidated Balance Sheet as of June 30, 2019 or
December 31, 2018 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
In connection with Citi’s 2005 sale of Travelers to MetLife Inc. (MetLife), Citi provided an indemnification to MetLife for losses (including policyholder claims) relating to the LTC business for the entire term of the Travelers LTC policies, which, as noted above, are reinsured by subsidiaries of Genworth. In 2017, MetLife spun off its retail insurance business to Brighthouse. As a result, the Travelers LTC policies now reside with Brighthouse. The original reinsurance agreement between Travelers (now Brighthouse) and Genworth remains in place and Brighthouse is the sole beneficiary of the Genworth Trusts. The fair value of the Genworth Trusts is approximately $8.3 billion as of June 30, 2019, compared to approximately $7.5 billion at December 31, 2018. The Genworth Trusts are designed to provide collateral to Brighthouse in an amount equal to the statutory liabilities of Brighthouse in respect of the Travelers LTC policies. The assets in the Genworth Trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to provide collateral in an amount equal to these estimated statutory liabilities, as the liabilities change over time.
If both (i) Genworth fails to perform under the original
Travelers/GE Life reinsurance agreement for any reason,
including insolvency or the failure of UFLIC to perform in a timely manner, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC
reinsurance indemnification, must reimburse Brighthouse for
any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.
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
However, for exchange-traded and OTC-cleared derivative contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $14.1 billion and $13.8 billion as of June 30, 2019 and December 31, 2018, respectively.
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

Carrying Value—Guarantees and Indemnifications
At June 30, 2019 and December 31, 2018, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $0.8 billion and $0.9 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $71 billion and $55 billion at June 30, 2019 and December 31, 2018, respectively. Securities and other marketable assets held as collateral amounted to $55 billion at both June 30, 2019 and December 31, 2018. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $4.0 billion and $4.1 billion at June 30, 2019 and December 31, 2018, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at June 30, 2019	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$71.6	$11.7	$15.8	$99.1
Performance guarantees	9.7	2.0	0.3	12.0
Derivative instruments deemed to be guarantees	—	—	102.9	102.9
Loans sold with recourse	—	—	1.3	1.3
Securities lending indemnifications	—	—	105.3	105.3
Credit card merchant processing	—	—	90.0	90.0
Credit card arrangements with partners	—	—	0.9	0.9
Custody indemnifications and other	19.1	12.6	—	31.7
Total	$100.4	$26.3	$316.5	$443.2

	Maximum potential amount of future payments
In billions of dollars at December 31, 2018	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$71.3	$11.9	$16.4	$99.6
Performance guarantees	9.2	2.1	0.6	11.9
Derivative instruments deemed to be guarantees	—	—	110.9	110.9
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	98.3	98.3
Credit card merchant processing	—	—	94.7	94.7
Credit card arrangements with partners	—	—	1.1	1.1
Custody indemnifications and other	22.2	13.2	—	35.4
Total	$102.7	$27.2	$323.2	$453.1

Leases
The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases have a weighted-average remaining lease term of approximately six years as of June 30, 2019. The operating lease ROU asset and lease liability were $2.9 billion and $3.1 billion, respectively, as of June 30, 2019. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. Additionally, variable lease costs are recognized in the period in which the obligation for those payments is incurred. The total operating lease expense (principally for offices, branches and equipment), net of approximately $14 million and $35 million of sublease income, was approximately $265 million and $537 million for the three and six months ended June 30, 2019, respectively. The decrease in the lease liability and related financial information for operating leases from March 31, 2019 reflects the impact of a purchase of a previously leased property in London during the second quarter of 2019. The purchased property is included in Other assets on the Consolidated Balance Sheet at June 30, 2019.
While Citi has, as a lessee, certain finance leases, such leases are not material to the Company's Consolidated Financial Statements.
Citi’s lease arrangements that have not yet commenced as of June 30, 2019 and the Company’s short-term lease costs, variable lease costs and finance lease costs, for the three and six months ended June 30, 2019 are not material to the Consolidated Financial Statements. Citi’s operating cash outflows related to operating leases were approximately $252 million and $486 million for the three and six months ended June 30, 2019, respectively, while the future lease payments are as follows:

In millions of dollars	Operating leases
As of June 30, 2019
Remaining 2019	$436
2020	716
2021	592
2022	464
2023	355
Thereafter	930
Total future lease payments	$3,493
Less imputed interest (based on weighted-average discount rate of 3.7%)	(391)
Lease liability	$3,102

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2019	December 31, 2018
Commercial and similar letters of credit	$928	$4,485	$5,413	$5,461
One- to four-family residential mortgages	2,367	1,783	4,150	2,671
Revolving open-end loans secured by one- to four-family residential properties	9,769	1,283	11,052	11,374
Commercial real estate, construction and land development	12,054	1,505	13,559	11,293
Credit card lines	613,905	94,579	708,484	696,007
Commercial and other consumer loan commitments	198,479	106,442	304,921	300,115
Other commitments and contingencies	3,033	415	3,448	3,321
Total	$840,535	$210,492	$1,051,027	$1,030,242

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

Unsettled reverse repurchase and securities borrowing agreements and unsettled repurchase and securities lending agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At June 30, 2019 and December 31, 2018, Citigroup had approximately $52.5 billion and $36.1 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $61.1 billion and $30.7 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 10 to the Consolidated Financial Statements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	June 30, 2019	December 31, 2018
Cash and due from banks	$2,624	$4,000
Deposits with banks	29,519	27,208
Total	$32,143	$31,208

23.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 23 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2019 Form 10-Q and Note 27 to the Consolidated Financial Statements of Citigroup’s 2018 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
In accordance with ASC 450, Citigroup establishes accruals for contingencies, including the litigation, regulatory, and tax matters disclosed herein, when Citigroup believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At June 30, 2019, Citigroup’s estimate of the reasonably possible unaccrued loss for these matters was approximately $1.2 billion in the aggregate.
As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation, regulatory, tax or other matters are subject to particular uncertainties. For example, at the time of making an estimate, Citigroup may have only preliminary, incomplete, or inaccurate information about the facts underlying the claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, or tax authorities may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimates because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
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
For further information on ASC 450 and Citigroup's accounting and disclosure framework for contingencies, including for the litigation, regulatory, and tax matters disclosed herein, see Note 27 to the Consolidated Financial Statements of Citigroup’s 2018 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters

Mortgage-Related Litigation and Other Matters
Mortgage-Backed Securities Trustee Actions: On June 7, 2019, plaintiffs withdrew their appeal and the case was dismissed in the federal court litigation captioned FIXED INCOME SHARES: SERIES M ET. Al. v. CITIBANK N.A. Additional information concerning this action is publicly available in court filings under the docket numbers 14-cv-9373 (S.D.N.Y.) (Furman, J.) and 18-1196 (2d Cir.).
On June 7, 2019, plaintiffs filed an unopposed motion to discontinue the action in the state court litigation captioned FIXED INCOME SHARES: SERIES M, ET AL. v. CITIBANK N.A.  Additional information concerning this action is publicly available in court filings under the docket number 653891/2015 (N.Y. Sup. Ct.) (Borrok, J.).

Foreign Exchange Matters
Regulatory Actions: On May 16, 2019, the European Commission (EC) announced a settlement with Citigroup and Citibank resolving its foreign exchange spot investigation. Citi was among six banks settling the EC’s investigation. As part of the settlement, Citi agreed to pay a fine of 310,776,000 Euro.
On June 6, 2019, the Swiss Competition Commission (COMCO) announced a settlement with Citigroup for the same conduct covered by the EC settlement. Citigroup was among six banks settling COMCO’s investigation. As part of the settlement, Citigroup agreed to pay a fine of 28,500,000 CHF.
Antitrust and Other Litigation: On June 11, 2019, in ALLIANZ GLOBAL INVESTORS, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., plaintiffs filed a second amended complaint. Plaintiffs allege that defendants manipulated, and colluded to manipulate, the foreign exchange market. Plaintiffs assert Sherman Act and unjust enrichment claims and seek consequential and punitive damages and other forms of relief. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 10364 (S.D.N.Y.) (Schofield, J.).
On May 29, 2019, in CONTANT, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., plaintiffs filed an amended motion for preliminary approval of their settlement with Citigroup, Citibank, Citicorp, and Citigroup Global Markets Inc. (CGMI). Additional information concerning this action is publicly available in court filings under the docket number 17 Civ. 3139 (S.D.N.Y.) (Schofield, J.).
On May 27, 2019, a putative class action captioned J WISBEY & ASSOCIATES PTY LTD v. UBS AG & ORS was filed in the Federal Court of Australia against Citibank and other defendants. Plaintiffs allege manipulation of foreign exchange markets in violation of Australian antitrust laws and seek compensatory damages and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number VID567/2019.
On July 29, 2019, an application was made to the U.K.’s Competition Appeal Tribunal, captioned MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS, requesting permission to commence collective proceedings against Citibank and other defendants. The application seeks compensatory damages for losses alleged to have arisen from the actions at issue in the EC settlement referenced above.
Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: On April 30, 2019, in 7 WEST 57th STREET REALTY CO. v. CITIGROUP, INC., ET AL., the United States Court of Appeals for the Second Circuit issued a summary order affirming the district court’s dismissal of the action. Additional information concerning this action is publicly available in court filings under the docket numbers 13 Civ. 981 (S.D.N.Y.) (Gardephe, J.) and 18-1102 (2d Cir.).
On May 17, 2019, in SULLIVAN, ET AL. v. BARCLAYS PLC, ET AL., the court granted final approval of the class settlement between plaintiffs and Citigroup, Citibank, and other settling defendants. Additional information concerning this action is publicly available in court filings under the docket number 13 Civ. 2811 (S.D.N.Y.) (Castel, J.).
Following the court’s March 25, 2019 ruling in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, on July 1, 2019, the court ordered the stipulations of the parties regarding the status of claims asserted by the Federal Deposit Insurance Corporation, Federal Home Loan Mortgage Corporation, and National Credit Union Administration Board. In the stipulations, the parties agreed on the claims that remain viable, the claims that were dismissed, and the claims whose viability remains in dispute. Additional information concerning these actions is publicly available in court filings under the docket numbers 11 MD 2262 (S.D.N.Y.) (Buchwald, J.) and 17-1569 (2d Cir.).
On May 23, 2019, in SCS BANQUE DELUBAC & CIE v. CITIGROUP INC. ET AL., Banque Delubac filed an appeal before France’s Court of Cassation challenging the Court of Appeal of Nîmes’s ruling that neither the Commercial Court of Aubenas nor the Commercial Court of Marseille has jurisdiction over Banque Delubac’s claims. Additional information concerning these actions is publicly available in court filings in the Court of Cassation under the docket number W1916931 (AROB), and the Commercial Court of Marseille under the docket number RG no. 2018F0750.
On July 1, 2019, in PUTNAM BANK v. INTERCONTINENTAL EXCHANGE, INC., ET AL., the

plaintiffs filed a consolidated amended complaint. Additional information relating to this action is publicly available in court filings under the docket number 19 Civ. 439 (S.D.N.Y.) (Daniels, J.).

Parmalat Litigation
On May 23, 2019, the Milan Court of Appeal rejected Parmalat’s appeal of the January 2018 decision of the Milan Commercial Court dismissing Parmalat’s claim. On June 28, 2019, Parmalat filed its appeal with the Italian Supreme Court. Additional information concerning this action is publicly available in court filings under the docket number 20598/2019.

Sovereign Securities Matters
Antitrust and Other Litigation: On May 23, 2019, in IN RE GSE BONDS ANTITRUST LITIGATION, plaintiffs filed a consolidated amended complaint against CGMI and numerous other defendants, on behalf of a purported class of persons or entities that transacted in bonds issued by United States government-sponsored entities with one or more of the defendants. Plaintiffs no longer assert any claims against Citigroup. Plaintiffs assert a claim under the Sherman Act based on defendants’ alleged conspiracy to manipulate the market for such bonds, and seek treble damages and injunctive relief. On June 13, 2019, CGMI and other defendants moved to dismiss the consolidated amended complaint. Additional information relating to this action is publicly available in court filings under the docket number 19 Civ. 1704 (S.D.N.Y.) (Rakoff, J.).

Transaction Tax Matters
Citigroup and Citibank are engaged in litigation or examinations with tax authorities in India and Germany concerning the payment of transaction taxes and other non-income tax matters.

Variable Rate Demand Obligation Litigation
On May 31, 2019, plaintiffs in the consolidated actions CITY OF PHILADELPHIA v. BANK OF AMERICA CORP., ET AL. and MAYOR AND CITY COUNCIL OF BALTIMORE v. BANK OF AMERICA CORP., ET AL. filed a consolidated complaint naming as defendants Citigroup, Citibank, CGMI, Citigroup Global Markets Limited, and numerous other industry participants. The consolidated complaint asserts violations of the Sherman Act, as well as claims for breach of contract, breach of fiduciary duty, and unjust enrichment, and seeks damages and injunctive relief based on allegations that defendants served as remarketing agents for municipal bonds called variable rate demand obligations (VRDOs) and colluded to set artificially high VRDO interest rates.  Additional information concerning these actions is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.) and 19-CV-2667 (S.D.N.Y.) (Furman, J.).

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation or other accruals.

24.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Citigroup amended its Registration Statement on Form S-3 on file with the SEC (File No. 33-192302) to add its wholly owned subsidiary, Citigroup Global Markets Holdings Inc. (CGMHI), as a co-registrant. Any securities issued by CGMHI under the Form S-3 will be fully and unconditionally guaranteed by Citigroup.
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018, Condensed Consolidating Balance Sheet as of June 30, 2019 and December 31, 2018 and Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2019 and 2018 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$5,049	$—	$—	$(5,049)	$—
Interest revenue	—	3,184	16,528	—	19,712
Interest revenue—intercompany	1,327	518	(1,845)	—	—
Interest expense	1,278	1,911	4,573	—	7,762
Interest expense—intercompany	202	1,152	(1,354)	—	—
Net interest revenue	$(153)	$639	$11,464	$—	$11,950
Commissions and fees	$—	$1,309	$1,572	$—	$2,881
Commissions and fees—intercompany	—	94	(94)	—	—
Principal transactions	(565)	1,142	1,297	—	1,874
Principal transactions—intercompany	791	(675)	(116)	—	—
Other income	(368)	498	1,923	—	2,053
Other income—intercompany	9	14	(23)	—	—
Total non-interest revenues	$(133)	$2,382	$4,559	$—	$6,808
Total revenues, net of interest expense	$4,763	$3,021	$16,023	$(5,049)	$18,758
Provisions for credit losses and for benefits and claims	$—	$—	$2,093	$—	$2,093
Operating expenses
Compensation and benefits	$4	$1,166	$4,211	$—	$5,381
Compensation and benefits—intercompany	17	—	(17)	—	—
Other operating	9	540	4,570	—	5,119
Other operating—intercompany	5	582	(587)	—	—
Total operating expenses	$35	$2,288	$8,177	$—	$10,500
Equity in undistributed income of subsidiaries	$(146)	$—	$—	$146	$—
Income (loss) from continuing operations before income taxes	$4,582	$733	$5,753	$(4,903)	$6,165
Provision (benefit) for income taxes	(217)	8	1,582	—	1,373
Income (loss) from continuing operations	$4,799	$725	$4,171	$(4,903)	$4,792
Income from discontinued operations, net of taxes	—	—	17	—	17
Net income before attribution of noncontrolling interests	$4,799	$725	$4,188	$(4,903)	$4,809
Noncontrolling interests	—	—	10	—	10
Net income (loss)	$4,799	$725	$4,178	$(4,903)	$4,799
Comprehensive income
Add: Other comprehensive income (loss)	$1,105	$(12)	$734	$(722)	$1,105
Total Citigroup comprehensive income (loss)	$5,904	$713	$4,912	$(5,625)	$5,904
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$20	$—	$20
Add: Net income attributable to noncontrolling interests	—	—	10	—	10
Total comprehensive income (loss)	$5,904	$713	$4,942	$(5,625)	$5,934

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2018
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,115		$—		$—	$(3,115)	$—
Interest revenue	14		2,398		15,138	—	17,550
Interest revenue—intercompany	1,225		399		(1,624)	—	—
Interest expense	813		1,314		3,758	—	5,885
Interest expense—intercompany	716		896		(1,612)	—	—
Net interest revenue	$(290)		$587		$11,368	$—	$11,665
Commissions and fees	$—		$1,347		$1,764	$—	$3,111
Commissions and fees—intercompany	(1)		91		(90)	—	—
Principal transactions	(1,206)		(697)		4,029	—	2,126
Principal transactions—intercompany	(472)		1,279		(807)	—	—
Other income	1,480		188		(101)	—	1,567
Other income—intercompany	(121)		(19)		140	—	—
Total non-interest revenues	$(320)		$2,189		$4,935	$—	$6,804
Total revenues, net of interest expense	$2,505		$2,776		$16,303	$(3,115)	$18,469
Provisions for credit losses and for benefits and claims	$—		$(24)		$1,836	$—	$1,812
Operating expenses
Compensation and benefits	$1		$1,282		$4,169	$—	$5,452
Compensation and benefits—intercompany	29		—		(29)	—	—
Other operating	(52)		578		4,734	—	5,260
Other operating—intercompany	13		693		(706)	—	—
Total operating expenses	$(9)		$2,553		$8,168	$—	$10,712
Equity in undistributed income of subsidiaries	$1,485		$—		$—	$(1,485)	$—
Income (loss) from continuing operations before income taxes	$3,999		$247		$6,299	$(4,600)	$5,945
Provision (benefit) for income taxes	(491)	—	619		1,316	—	1,444
Income (loss) from continuing operations	$4,490		$(372)		$4,983	$(4,600)	$4,501
Income from discontinued operations, net of taxes	—		—		15	—	15
Net income (loss) before attribution of noncontrolling interests	$4,490		$(372)		$4,998	$(4,600)	$4,516
Noncontrolling interests	—		—		26	—	26
Net income (loss)	$4,490		$(372)		$4,972	$(4,600)	$4,490
Comprehensive income
Add: Other comprehensive income (loss)	$(2,875)		$(72)		$5,401	$(5,329)	$(2,875)
Total Citigroup comprehensive income (loss)	$1,615		$(444)		$10,373	$(9,929)	$1,615
Add: Other comprehensive income attributable to noncontrolling interests	$—		$—	—	$(57)	$—	$(57)
Add: Net income attributable to noncontrolling interests	—		—	—	26	—	26
Total comprehensive income (loss)	$1,615		$(444)		$10,342	$(9,929)	$1,584

Condensed Consolidating Statements of Income and Comprehensive Income

	Six Months Ended June 30, 2019
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$14,216		$—		$—	$(14,216)	$—
Interest revenue	—		5,756		33,032	—	38,788
Interest revenue—intercompany	2,652		1,021		(3,673)	—	—
Interest expense	2,549		3,735		8,795	—	15,079
Interest expense—intercompany	514		2,227		(2,741)	—	—
Net interest revenue	$(411)		$815		$23,305	$—	$23,709
Commissions and fees	$—		$2,616		$3,191	$—	$5,807
Commissions and fees—intercompany	(1)		215		(214)	—	—
Principal transactions	(1,390)		108		5,960	—	4,678
Principal transactions—intercompany	1,238		1,361		(2,599)	—	—
Other income	(49)		597		2,592	—	3,140
Other income—intercompany	(25)		56		(31)	—	—
Total non-interest revenues	$(227)		$4,953		$8,899	$—	$13,625
Total revenues, net of interest expense	$13,578		$5,768		$32,204	$(14,216)	$37,334
Provisions for credit losses and for benefits and claims	$—		$—		$4,073	$—	$4,073
Operating expenses
Compensation and benefits	$37		$2,450		$8,552	$—	$11,039
Compensation and benefits—intercompany	43		—		(43)	—	—
Other operating	14		1,093		8,938	—	10,045
Other operating—intercompany	10		1,164		(1,174)	—	—
Total operating expenses	$104		$4,707		$16,273	$—	$21,084
Equity in undistributed income of subsidiaries	$(4,349)		$—		$—	$4,349	$—
Income (loss) from continuing operations before income taxes	$9,125		$1,061		$11,858	$(9,867)	$12,177
Provision (benefit) for income taxes	(384)	—	148		2,884	—	2,648
Income (loss) from continuing operations	$9,509		$913		$8,974	$(9,867)	$9,529
Income from discontinued operations, net of taxes	—		—		15	—	15
Net income (loss) before attribution of noncontrolling interests	$9,509		$913		$8,989	$(9,867)	$9,544
Noncontrolling interests	—		—		35	—	35
Net income (loss)	$9,509		$913		$8,954	$(9,867)	$9,509
Comprehensive income
Add: Other comprehensive income (loss)	$1,967		$(301)		$1,733	$(1,432)	$1,967
Total Citigroup comprehensive income (loss)	$11,476		$612		$10,687	$(11,299)	$11,476
Add: Other comprehensive income attributable to noncontrolling interests	$—		$—	—	$7	$—	$7
Add: Net income attributable to noncontrolling interests	—		—	—	35	—	35
Total comprehensive income (loss)	$11,476		$612		$10,729	$(11,299)	$11,518

Condensed Consolidating Statements of Income and Comprehensive Income

	Six Months Ended June 30, 2018
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$8,700		$—		$—	$(8,700)	$—
Interest revenue	66		4,053		29,763	—	33,882
Interest revenue—intercompany	2,355		782		(3,137)	—	—
Interest expense	2,051		2,327		6,667	—	11,045
Interest expense—intercompany	975		1,668		(2,643)	—	—
Net interest revenue	$(605)		$840		$22,602	$—	$22,837
Commissions and fees	$—		$2,599		$3,542	$—	$6,141
Commissions and fees—intercompany	(1)		91		(90)	—	—
Principal transactions	(175)		224		5,319	—	5,368
Principal transactions—intercompany	(858)		1,471		(613)	—	—
Other income	552		341		2,102	—	2,995
Other income—intercompany	(66)		31		35	—	—
Total non-interest revenues	$(548)		$4,757		$10,295	$—	$14,504
Total revenues, net of interest expense	$7,547		$5,597		$32,897	$(8,700)	$37,341
Provisions for credit losses and for benefits and claims	$—		$(24)		$3,693	$—	$3,669
Operating expenses
Compensation and benefits	$135		$2,547		$8,577	$—	$11,259
Compensation and benefits—intercompany	63		—		(63)	—	—
Other operating	(9)		1,126		9,261	—	10,378
Other operating—intercompany	25		1,271		(1,296)	—	—
Total operating expenses	$214		$4,944		$16,479	$—	$21,637
Equity in undistributed income of subsidiaries	$1,039		$—		$—	$(1,039)	$—
Income (loss) from continuing operations before income taxes	$8,372		$677		$12,725	$(9,739)	$12,035
Provision (benefit) for income taxes	(738)	—	684		2,939	—	2,885
Income (loss) from continuing operations	$9,110		$(7)		$9,786	$(9,739)	$9,150
Income from discontinued operations, net of taxes	—		—		8	—	8
Net income (loss) before attribution of noncontrolling interests	$9,110		$(7)		$9,794	$(9,739)	$9,158
Noncontrolling interests	—		—		48	—	48
Net income (loss)	$9,110		$(7)		$9,746	$(9,739)	$9,110
Comprehensive income
Add: Other comprehensive income (loss)	$(2,823)		$10		$2,245	$(2,255)	$(2,823)
Total Citigroup comprehensive income (loss)	$6,287		$3		$11,991	$(11,994)	$6,287
Add: Other comprehensive income attributable to noncontrolling interests	$—		$—	—	$(43)	$—	$(43)
Add: Net income attributable to noncontrolling interests	—		—	—	48	—	48
Total comprehensive income (loss)	$6,287		$3		$11,996	$(11,994)	$6,292

Condensed Consolidating Balance Sheet

	June 30, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$689	$24,308	$—	$24,997
Cash and due from banks—intercompany	15	3,790	(3,805)	—	—
Deposits with banks	—	4,420	173,826	—	178,246
Deposits with banks—intercompany	3,000	5,701	(8,701)	—	—
Securities borrowed and purchased under resale agreements	—	204,516	55,253	—	259,769
Securities borrowed and purchased under resale agreements—intercompany	—	18,767	(18,767)	—	—
Trading account assets	323	175,750	130,758	—	306,831
Trading account assets—intercompany	1,682	2,034	(3,716)	—	—
Investments	1	609	349,092	—	349,702
Loans, net of unearned income	—	1,955	686,715	—	688,670
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,466)	—	(12,466)
Total loans, net	$—	$1,955	$674,249	$—	$676,204
Advances to subsidiaries	$146,408	$—	$(146,408)	$—	$—
Investments in subsidiaries	202,418	—	—	(202,418)	—
Other assets(1)	11,700	70,341	110,436	—	192,477
Other assets—intercompany	3,726	51,954	(55,680)	—	—
Total assets	$369,273	$540,526	$1,280,845	$(202,418)	$1,988,226
Liabilities and equity
Deposits	$—	$—	$1,045,607	$—	$1,045,607
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	155,278	25,855	—	181,133
Securities loaned and sold under repurchase agreements—intercompany	—	42,564	(42,564)	—	—
Trading account liabilities	6	93,842	42,446	—	136,294
Trading account liabilities—intercompany	3,159	1,832	(4,991)	—	—
Short-term borrowings	244	8,633	33,565	—	42,442
Short-term borrowings—intercompany	—	20,190	(20,190)	—	—
Long-term debt	152,141	34,394	65,654	—	252,189
Long-term debt—intercompany	—	72,039	(72,039)	—	—
Advances from subsidiaries	12,887	—	(12,887)	—	—
Other liabilities	3,243	68,497	60,711	—	132,451
Other liabilities—intercompany	234	9,978	(10,212)	—	—
Stockholders’ equity	197,359	33,279	169,890	(202,418)	198,110
Total liabilities and equity	$369,273	$540,526	$1,280,845	$(202,418)	$1,988,226

(1)	Other assets for Citigroup parent company at June 30, 2019 included $51.9 billion of placements to Citibank and its branches, of which $26.7 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$1	$689	$22,955	$—	$23,645
Cash and due from banks—intercompany	19	3,545	(3,564)	—	—
Deposits with banks	—	4,915	159,545	—	164,460
Deposits with banks—intercompany	3,000	6,528	(9,528)	—	—
Securities borrowed and purchased under resale agreements	—	212,720	57,964	—	270,684
Securities borrowed and purchased under resale agreements—intercompany	—	20,074	(20,074)	—	—
Trading account assets	302	146,233	109,582	—	256,117
Trading account assets—intercompany	627	1,728	(2,355)	—	—
Investments	7	224	358,376	—	358,607
Loans, net of unearned income	—	1,292	682,904	—	684,196
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,315)	—	(12,315)
Total loans, net	$—	$1,292	$670,589	$—	$671,881
Advances to subsidiaries	$143,119	$—	$(143,119)	$—	$—
Investments in subsidiaries	205,337	—	—	(205,337)	—
Other assets(1)	9,861	59,734	102,394	—	171,989
Other assets—intercompany	3,037	44,255	(47,292)	—	—
Total assets	$365,310	$501,937	$1,255,473	$(205,337)	$1,917,383
Liabilities and equity
Deposits	$—	$—	$1,013,170	$—	$1,013,170
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	155,830	21,938	—	177,768
Securities loaned and sold under repurchase agreements—intercompany	—	21,109	(21,109)	—	—
Trading account liabilities	1	95,571	48,733	—	144,305
Trading account liabilities—intercompany	410	1,398	(1,808)	—	—
Short-term borrowings	207	3,656	28,483	—	32,346
Short-term borrowings—intercompany	—	11,343	(11,343)	—	—
Long-term debt	143,768	25,986	62,245	—	231,999
Long-term debt—intercompany	—	73,884	(73,884)	—	—
Advances from subsidiaries	21,471	—	(21,471)	—	—
Other liabilities	3,010	66,732	50,979	—	120,721
Other liabilities—intercompany	223	13,763	(13,986)	—	—
Stockholders’ equity	196,220	32,665	173,526	(205,337)	197,074
Total liabilities and equity	$365,310	$501,937	$1,255,473	$(205,337)	$1,917,383

(1)	Other assets for Citigroup parent company at December 31, 2018 included $34.7 billion of placements to Citibank and its branches, of which $22.4 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$17,500	$(39,793)	$(15,463)	$—	$(37,756)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(118,132)	$—	$(118,132)
Proceeds from sales of investments	4	—	63,591	—	63,595
Proceeds from maturities of investments	—	—	57,684	—	57,684
Change in loans	—	—	(7,803)	—	(7,803)
Proceeds from sales and securitizations of loans	—	—	2,249	—	2,249
Change in securities borrowed and purchased under agreements to resell	—	9,511	1,404	—	10,915
Changes in investments and advances—intercompany	(3,336)	(10,607)	13,943	—	—
Other investing activities	—	(32)	(3,178)	—	(3,210)
Net cash provided by (used in) investing activities of continuing operations	$(3,332)	$(1,128)	$9,758	$—	$5,298
Cash flows from financing activities of continuing operations
Dividends paid	$(2,650)	$—	$—	$—	$(2,650)
Redemption of preferred stock	(480)	—	—	—	(480)
Treasury stock acquired	(7,518)	—	—	—	(7,518)
Proceeds (repayments) from issuance of long-term debt, net	5,418	10,817	(2,814)	—	13,421
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(3,941)	3,941	—	—
Change in deposits	—	—	32,437	—	32,437
Change in securities loaned and sold under agreements to repurchase	—	20,903	(17,538)	—	3,365
Change in short-term borrowings	—	4,977	5,119	—	10,096
Net change in short-term borrowings and other advances—intercompany	(8,584)	7,088	1,496	—	—
Other financing activities	(359)	—	—	—	(359)
Net cash provided by (used in) financing activities of continuing operations	$(14,173)	$39,844	$22,641	$—	$48,312
Effect of exchange rate changes on cash and due from banks	$—	$—	$(716)	$—	$(716)
Change in cash and due from banks and deposits with banks	$(5)	$(1,077)	$16,220	$—	$15,138
Cash and due from banks and deposits with banks at beginning of period	3,020	15,677	169,408	—	188,105
Cash and due from banks and deposits with banks at end of period	$3,015	$14,600	$185,628	$—	$203,243
Cash and due from banks	$15	$4,479	$20,503	$—	$24,997
Deposits with banks	3,000	10,121	165,125	—	178,246
Cash and due from banks and deposits with banks at end of period	$3,015	$14,600	$185,628	$—	$203,243
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$154	$119	$2,541	$—	$2,814
Cash paid during the year for interest	1,753	6,577	5,670	—	14,000
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$3,600	$—	$3,600

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2018
In millions of dollars	Citigroup parent company		CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,156		$1,207	$1,956	$—	$8,319
Cash flows from investing activities of continuing operations
Purchases of investments	$(7,955)		$—	$(73,916)	$—	$(81,871)
Proceeds from sales of investments	7,634		—	34,174	—	41,808
Proceeds from maturities of investments	—		—	44,846	—	44,846
Change in loans	—		—	(10,132)	—	(10,132)
Proceeds from sales and securitizations of loans	—		—	3,217	—	3,217
Change in securities borrowed and purchased under agreements to resell	—		(30,331)	(2,717)	—	(33,048)
Changes in investments and advances—intercompany	(4,780)		(1,872)	6,652	—	—
Other investing activities	212		(26)	(1,635)	—	(1,449)
Net cash provided by (used in) investing activities of continuing operations	$(4,889)		$(32,229)	$489	$—	$(36,629)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,232)		$—	$—	$—	$(2,232)
Redemption of preferred stock	(218)		—	—	—	(218)
Treasury stock acquired	(4,686)		—	—	—	(4,686)
Proceeds from issuance of long-term debt, net	(1,167)		5,805	1,032	—	5,670
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—		(1,025)	1,025	—	—
Change in deposits	—		—	36,908	—	36,908
Change in securities loaned and sold under agreements to repurchase	—		26,367	(4,816)	—	21,551
Change in short-term borrowings	32		(459)	(6,792)	—	(7,219)
Net change in short-term borrowings and other advances—intercompany	497		1,704	(2,201)	—	—
Capital contributions from parent	—		(663)	663	—	—
Other financing activities	(475)		—	—	—	(475)
Net cash provided by (used in) financing activities of continuing operations	$(8,249)		$31,729	$25,819	$—	$49,299
Effect of exchange rate changes on cash and due from banks	$—		$—	$(603)	$—	$(603)
Change in cash and due from banks and deposits with banks	$(7,982)		$707	$27,661	$—	$20,386
Cash and due from banks and deposits with banks at beginning of period	11,013		12,695	156,808	—	180,516
Cash and due from banks and deposits with banks at end of period	$3,031		$13,402	$184,469	$—	$200,902
Cash and due from banks	$31	—	$4,242	$16,804	$—	$21,077
Deposits with banks	3,000		9,160	167,665	—	179,825
Cash and due from banks and deposits with banks at end of period	$3,031		$13,402	$184,469	$—	$200,902
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$941		$42	$1,256	$—	$2,239
Cash paid during the year for interest	1,729		3,676	4,552	—	9,957
Non-cash investing activities
Transfers to loans HFS from loans	$—		$—	$2,900	$—	$2,900
Transfers to OREO and other repossessed assets	—		—	55	—	55

UNREGISTERED SALES OF EQUITY SECURITIES, PURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s common stock repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
April 2019
Open market repurchases(1)	14.4	$67.51	$2,606
Employee transactions(2)	—	—	N/A
May 2019
Open market repurchases(1)	22.8	66.05	1,100
Employee transactions(2)	—	—	N/A
June 2019
Open market repurchases(1)	16.4	67.03	—
Employee transactions(2)	—	—	N/A
Total for 2Q19 and remaining program balance as of June 30, 2019	53.6	$66.74	$—

(1)
Represents repurchases under the $17.6 billion 2018 common stock repurchase program (2018 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on June 28, 2018. The 2018 Repurchase Program was part of the planned capital actions included by Citi as part of the 2018 Comprehensive Capital Analysis and Review (CCAR). Shares repurchased under the 2018 Repurchase Program were added to treasury stock. The 2018 Repurchase Program expired on June 30, 2019. On June 27, 2019, Citigroup announced a $17.1 billion common stock repurchase program during the four quarters beginning in the third quarter of 2019 (2019 Repurchase Program), which was part of the planned capital actions included by Citi as part of the 2019 CCAR. The 2019 Repurchase Program expires on June 30, 2020. Shares repurchased under the 2019 Repurchase Program will be added to treasury stock.

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
On June 27, 2019, Citi announced that the Federal Reserve Board did not object to its planned capital actions as part of the 2019 CCAR. In addition to the 2019 Repurchase Program discussed in the footnotes to the table above, the planned capital actions included an increase of Citi’s quarterly common stock dividend from $0.45 to $0.51 per share over the four quarters beginning with the third quarter of 2019 (subject to quarterly approval by the Board of Directors). Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations on its outstanding preferred stock.

For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the
Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August, 2019.

CITIGROUP INC.
(Registrant)

By    /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Raja J. Akram
Raja J. Akram
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01
Restated Certificate of Incorporation of the Company, as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on April 30, 2019 (File No. 1-9924).

10.01*	Citigroup 2019 Stock Incentive Plan (effective April 16, 2019), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2019 (File No. 1-09924).

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2019, filed on August 1, 2019, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104
Form 10-Q Cover Page Inline XBRL: The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 Cover Page Inline XBRL data file does not appear in Exhibit 104 because its Inline XBRL tagging is embedded within the Form 10-Q Inline XBRL document.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.