Form 10-Q
period 2019-09-30
CITIGROUP INC
filed 2019-11-01
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on September 30, 2019: 2,183,193,940

Available on the web at www.citigroup.com

CITIGROUP’S THIRD QUARTER 2019—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report on Form 10-K) and Citigroup’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 (First Quarter of 2019 Form 10-Q) and June 30, 2019 (Second Quarter of 2019 Form 10-Q).
Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements, as well as other filings with the U.S. Securities and Exchange Commission (SEC), are available free of charge through Citi’s website by clicking on the “Investors” page and selecting “SEC Filings,” then “Citigroup Inc.” The SEC’s website also contains current reports on Form 8-K and other information regarding Citi at www.sec.gov.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Third Quarter of 2019—Results Demonstrated Continued Progress
As described further throughout this Executive Summary, during the third quarter of 2019, Citi continued to demonstrate steady progress toward improving its profitability and returns, despite macroeconomic headwinds:

•
Citi had solid underlying revenue growth in every region in Global Consumer Banking (GCB), excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation), as well as a pretax gain on sale of approximately $250 million of an asset management business in the third quarter of 2018 in Latin America.

•
Citi had balanced performance in the Institutional Clients Group (ICG), with solid results in treasury and trade solutions, investment banking and the private bank, while fixed income markets revenues were largely unchanged and equity markets revenues were negatively impacted by a challenging environment.

•	Citi continued to demonstrate expense and credit discipline.

•	Citi had broad-based loan and deposit growth across GCB and ICG.

•
Citi continued to return capital to its shareholders, including $6.3 billion in the form of common stock dividends as well as repurchases totaling 76 million common shares, contributing to a 10% reduction in average outstanding common shares from the prior-year period.

•	Despite progress in returning capital to shareholders, Citi’s key regulatory capital metrics remained strong.

While global growth has continued, economic forecasts for 2019 have been lowered and various economic, political and other risks and uncertainties could create a more volatile operating environment and impact Citi’s businesses and future results. For a discussion of risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition during the remainder of 2019, see each respective business’s results of operations and “Forward-Looking Statements” below, as well as each respective business’s results of operations and the “Managing Global Risk” and “Risk Factors” sections in Citi’s 2018 Annual Report on Form 10-K.

Third Quarter of 2019 Results Summary

Citigroup
Citigroup reported net income of $4.9 billion, or $2.07 per share, compared to net income of $4.6 billion, or $1.73 per share, in the prior-year period. Net income increased 6% from the prior-year period, primarily driven by a lower effective tax rate and higher revenues, partially offset by higher expenses and cost of credit. Earnings per share increased 20%, primarily driven by the 10% reduction in average shares outstanding due to the common stock repurchases, and the lower effective tax rate. Results for the third quarter of 2019 include a net benefit of approximately $0.10 per share related to discrete tax items, including an approximate $180 million benefit from a reduction in Citi’s valuation allowance related to its deferred tax assets (see “Income Taxes—DTA Valuation Allowance (VA) Release” below).
Citigroup revenues of $18.6 billion in the third quarter of 2019 increased 1% from the prior-year period, or 2% excluding the gain on sale, reflecting higher revenues across GCB and ICG, partially offset by lower revenues in Corporate/Other.
Citigroup’s end-of-period loans increased 2% to $692 billion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s end-of-period loans grew 4%, as 5% aggregate growth in GCB and ICG was partially offset by the continued wind-down of legacy assets in Corporate/Other. Citigroup’s end-of-period deposits increased 8% to $1.1 trillion versus the prior-year period. Excluding the impact of FX translation, Citigroup’s end-of-period deposits increased 9%, primarily driven by 11% growth in ICG and 5% growth in GCB. (Citi’s results of operations excluding the gain on sale as well as the impact of FX translation are non-GAAP financial measures.)

Expenses
Citigroup operating expenses of $10.5 billion increased 1% versus the prior-year period, as efficiency savings and the wind-down of legacy assets were more than offset by volume-driven growth and continued investments in the franchise. Year-over-year, GCB operating expenses were down 2%, while ICG and Corporate/Other expenses increased 4% and 6%, respectively.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $2.1 billion increased 6% from the prior-year period. The increase was primarily driven by higher net credit losses in both Citi-branded cards and Citi retail services in North America GCB, partially offset by a lower net loan loss reserve build.
Net credit losses of $1.9 billion increased 9% versus the prior-year period. Consumer net credit losses of $1.8 billion increased 6% from the prior-year period, primarily reflecting volume growth and seasoning in the North America cards portfolios. Corporate net credit losses increased to $89 million from $30 million in the prior-year period.
For additional information on Citi’s consumer and corporate credit costs and allowance for loan losses, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital ratio was 11.6% as of September 30, 2019, compared to 11.7% as of September 30, 2018, based on the Basel III Standardized Approach for determining risk-weighted assets. The decline in the ratio primarily reflected the return of capital to common shareholders and an increase in risk-weighted assets, partially offset by net income. Citigroup’s Supplementary Leverage ratio as of September 30, 2019 was 6.3%, compared to 6.5% as of September 30, 2018. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $1.6 billion increased 1%. Excluding the impact of FX translation, net income increased 2%, driven by higher revenues and lower expenses, partially offset by higher cost of credit. GCB operating expenses of $4.6 billion decreased 2% versus the prior-year period. Excluding the impact of FX translation, expenses decreased 1%, as efficiency savings more than offset continued investments in the franchise and volume-driven growth.
GCB revenues of $8.7 billion were largely unchanged versus the prior-year period. Excluding the impact of FX translation and the gain on sale in the prior-year period in Latin America GCB, revenues increased 4%, driven by growth in all three regions. North America GCB revenues of $5.4 billion increased 4%, primarily driven by growth in Citi-branded cards and Citi retail services, partially offset by retail banking revenues. In North America GCB, Citi-branded cards revenues of $2.3 billion increased 11%, primarily driven by continued growth in interest-earning balances. Citi retail services revenues of $1.7 billion increased 1% versus the prior-year period, driven by organic loan growth. Retail banking revenues of $1.3 billion decreased 2% versus the prior-year period, as the benefit of stronger deposit volumes was more than offset by lower deposit spreads.
North America GCB average deposits of $186 billion increased 3% year-over-year, average retail banking loans of $59 billion increased 5% year-over-year and assets under management of $69 billion grew 8%. Average Citi-branded card loans of $91 billion increased 3%, while Citi-branded card purchase sales of $94 billion increased 7% versus the prior-year period. Average Citi retail services loans of $50 billion increased 1% versus the prior-year period, while Citi retail services purchase sales of $22 billion decreased 2%. For additional information on the results of operations of North America GCB for the third quarter of 2019, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)), of $3.3 billion declined 6% versus the prior-year period. Excluding the impact of FX translation and the gain on sale, international GCB revenues increased 4% versus the prior-year period. On this basis, Latin America GCB revenues increased 3% versus the prior-year period, primarily driven by an increase in cards revenues and improved deposit spreads. Asia GCB revenues increased 5%, driven by higher deposit and investment revenues. For additional information on the results of operations of Latin America GCB and Asia GCB for the third quarter of 2019, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, international GCB average deposits of $130 billion increased 4%, average retail banking loans of $90 billion increased 2%, assets under management of $109 billion increased 6%, average card loans of $24 billion increased 3% and card purchase sales of $27 billion increased 7%, all excluding the impact of FX translation.

Institutional Clients Group
ICG net income of $3.2 billion increased 1%, primarily driven by higher revenues, partially offset by higher expenses and cost of credit. ICG operating expenses increased 4% to $5.4 billion, primarily driven by investments, volume growth and higher compensation costs, partially offset by efficiency savings.
ICG revenues of $9.5 billion increased 3%, reflecting a 5% increase in Banking revenues and a 1% increase in Markets and securities services revenues. The increase in Banking revenues included the impact of $33 million of losses on loan hedges within corporate lending, compared to losses of $106 million in the prior-year period.
Banking revenues of $5.0 billion (excluding the impact of gains (losses) on loan hedges within corporate lending) increased 3%, as growth in treasury and trade solutions, investment banking and the private bank were partially offset by lower revenues in corporate lending. Investment banking revenues of $1.2 billion increased 4%, largely reflecting continued strength in debt underwriting and solid results in advisory, particularly in EMEA. Advisory revenues increased 5% to $276 million, equity underwriting revenues decreased 5% to $247 million and debt underwriting revenues increased 7% to $705 million.
Treasury and trade solutions revenues of $2.4 billion increased 6% versus the prior-year period, and 7% excluding the impact of FX translation, reflecting strong client engagement and growth in transaction volumes, partially offset by spread compression. Private bank revenues of $867 million increased 2%, driven by higher lending and deposit volumes as well as higher investment activity with both new and existing clients, partially offset by spread compression. Corporate lending revenues increased 8% to $494 million. Excluding the impact of gains (losses) on loan hedges, corporate lending revenues decreased 6%, reflecting lower spreads and higher hedging costs.
Markets and securities services revenues of $4.5 billion increased 1% from the prior-year period. Fixed income markets revenues of $3.2 billion were largely unchanged from the prior-year period, with improved activity with both corporate and investor clients and strength in rates and currencies, particularly G10 rates. Equity markets revenues of $760 million decreased 4%, reflecting lower client activity and lower balances in prime finance, partially offset by strong client activity in derivatives. Securities services revenues of $664 million decreased 1% versus the prior-year period, but increased 2% excluding the impact of FX translation, reflecting higher volumes from new and existing clients. For additional information on the results of operations of ICG for the third quarter of 2019, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net income was $167 million in the third quarter of 2019, compared to a net loss of $68 million in the prior-year period, primarily reflecting the benefit of a discrete tax item and a pretax loss in the current period. Operating expenses of $485 million increased 6% from the prior-year period, largely reflecting higher infrastructure costs, partially offset by the continued wind-down of legacy assets. Corporate/Other revenues of $402 million decreased 18% from the prior-year period, primarily driven by the continued wind-down of legacy assets. For additional information on the results of operations of Corporate/Other for the third quarter of 2019, see “Corporate/Other” below.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per share amounts and ratios	2019	2018	% Change	2019	2018	% Change
Net interest revenue	$11,641	$11,802	(1)%	$35,350	$34,639	2%
Non-interest revenue	6,933	6,587	5	20,558	21,091	(3)
Revenues, net of interest expense	$18,574	$18,389	1%	$55,908	$55,730	—%
Operating expenses	10,464	10,311	1	31,548	31,948	(1)
Provisions for credit losses and for benefits and claims	2,088	1,974	6	6,161	5,643	9
Income from continuing operations before income taxes	$6,022	$6,104	(1)%	$18,199	$18,139	—%
Income taxes	1,079	1,471	(27)	3,727	4,356	(14)
Income from continuing operations	$4,943	$4,633	7%	$14,472	$13,783	5%
Income (loss) from discontinued operations, net of taxes(1)	(15)	(8)	(88)	—	—	—
Net income before attribution of noncontrolling interests	$4,928	$4,625	7%	$14,472	$13,783	5%
Net income attributable to noncontrolling interests	15	3	NM	50	51	(2)
Citigroup’s net income	$4,913	$4,622	6%	$14,422	$13,732	5%
Earnings per share
Basic
Income from continuing operations	$2.09	$1.74	20%	$5.92	$5.04	17%
Net income	2.09	1.73	21	5.92	5.04	17
Diluted
Income from continuing operations	$2.08	$1.74	20%	$5.89	$5.04	17%
Net income	2.07	1.73	20	5.89	5.04	17
Dividends declared per common share	0.51	0.45	13	1.41	1.09	29
Common dividends	$1,183	$1,127	5%	$3,299	$2,777	19%
Preferred dividends(2)	254	270	(6)	812	860	(6)
Common share repurchases	$5,120	$5,271	(3)	$12,750	$9,846	29

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per share amounts, ratios and direct staff	2019	2018	% Change	2019	2018
At September 30:
Total assets	$2,014,802	$1,925,165	5%
Total deposits	1,087,769	1,005,176	8
Long-term debt	242,238	235,270	3
Citigroup common stockholders’ equity	176,893	177,969	(1)
Total Citigroup stockholders’ equity	196,373	197,004	—
Average assets	2,000,082	1,922,804	4	$1,972,873	$1,914,710
Direct staff (in thousands)	199	206	(3)
Performance metrics
Return on average assets	0.97%	0.95%		0.98%	0.96%
Return on average common stockholders’ equity(3)	10.4	9.6		10.2	9.5
Return on average total stockholders’ equity(3)	9.9	9.2		9.8	9.2
Return on tangible common equity (RoTCE)(4)	12.2	11.3		12.0	11.2
Efficiency ratio (total operating expenses/total revenues)	56.3	56.1		56.4	57.3
Basel III ratios
Common Equity Tier 1 Capital(5)	11.58%	11.73%
Tier 1 Capital(5)	13.20	13.36
Total Capital(5)	16.07	15.98
Supplementary Leverage ratio	6.27	6.50
Citigroup common stockholders’ equity to assets	8.78%	9.24%
Total Citigroup stockholders’ equity to assets	9.75	10.23
Dividend payout ratio(6)	24.6	26.0		23.9%	21.6%
Total payout ratio(7)	135.3	147.0		117.9	98.1
Book value per common share	$81.02	$72.88	11%
Tangible book value (TBV) per share(4)	69.03	61.91	12

(1)	See Note 2 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K for additional information on Citi’s discontinued operations.

(2)	Certain series of preferred stock have semi-annual payment dates. See Note 9 to the Consolidated Financial Statements.

(3)
The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.

(4)	For information on RoTCE and TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity” below.

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

(7)
Total common dividends declared plus common stock repurchases as a percentage of net income available to common shareholders (Net income, less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 9 to the Consolidated Financial Statements and “Equity Security Repurchases” below for the component details.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	Third Quarter			Nine Months
In millions of dollars	2019	2018	% Change	2019	2018	% Change
Income from continuing operations
Global Consumer Banking
North America	$926	$850	9%	$2,416	$2,407	—%
Latin America	238	331	(28)	752	707	6
Asia(1)	422	383	10	1,268	1,116	14
Total	$1,586	$1,564	1%	$4,436	$4,230	5%
Institutional Clients Group
North America	$801	$871	(8)%	$2,537	$2,759	(8)%
EMEA	1,060	971	9	3,190	3,070	4
Latin America	466	544	(14)	1,460	1,555	(6)
Asia	843	735	15	2,648	2,312	15
Total	$3,170	$3,121	2%	$9,835	$9,696	1%
Corporate/Other	187	(52)	NM	201	(143)	NM
Income from continuing operations	$4,943	$4,633	7%	$14,472	$13,783	5%
Discontinued operations	$(15)	$(8)	(88)%	$—	$—	—%
Less: Net income attributable to noncontrolling interests	15	3	NM	50	51	(2)
Citigroup’s net income	$4,913	$4,622	6%	$14,422	$13,732	5%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	Third Quarter			Nine Months
In millions of dollars	2019	2018	% Change	2019	2018	% Change
Global Consumer Banking
North America	$5,352	$5,129	4%	$15,695	$15,290	3%
Latin America	1,390	1,664	(16)	4,203	4,379	(4)
Asia(1)	1,916	1,855	3	5,716	5,649	1
Total	$8,658	$8,648	—%	$25,614	$25,318	1%
Institutional Clients Group
North America	$3,104	$3,329	(7)%	$9,701	$10,106	(4)%
EMEA	3,138	2,927	7	9,268	9,137	1
Latin America	1,173	1,061	11	3,528	3,445	2
Asia	2,099	1,931	9	6,432	6,112	5
Total	$9,514	$9,248	3%	$28,929	$28,800	—%
Corporate/Other	402	493	(18)	1,365	1,612	(15)
Total Citigroup net revenues	$18,574	$18,389	1%	$55,908	$55,730	—%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)—SEPTEMBER 30, 2019

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$7,037	$72,772	$140,634	$—	$220,443
Securities borrowed and purchased under agreements to resell	129	260,730	266	—	261,125
Trading account assets	1,229	294,037	11,558	—	306,824
Investments	1,077	120,417	236,889	—	358,383
Loans, net of unearned income and allowance for loan losses	305,304	363,359	10,550	—	679,213
Other assets	40,007	109,917	38,890	—	188,814
Net inter-segment liquid assets(4)	85,411	257,871	(343,282)	—	—
Total assets	$440,194	$1,479,103	$95,505	$—	$2,014,802
Liabilities and equity
Total deposits	$322,126	$752,640	$13,003	$—	$1,087,769
Securities loaned and sold under agreements to repurchase	4,479	190,469	99	—	195,047
Trading account liabilities	688	134,585	323	—	135,596
Short-term borrowings	395	25,393	9,442	—	35,230
Long-term debt(3)	1,666	57,888	37,342	145,342	242,238
Other liabilities	20,544	84,705	16,603	—	121,852
Net inter-segment funding (lending)(3)	90,296	233,423	17,996	(341,715)	—
Total liabilities	$440,194	$1,479,103	$94,808	$(196,373)	$1,817,732
Total stockholders’ equity(5)	—	—	697	196,373	197,070
Total liabilities and equity	$440,194	$1,479,103	$95,505	$—	$2,014,802

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of September 30, 2019. The respective segment information depicts the assets and liabilities managed by each segment as of such date.

(2)	Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within Corporate/Other.

(3)
The total stockholders’ equity and the majority of long-term debt of Citigroup reside on the Citigroup parent company balance sheet. Citigroup allocates stockholders’ equity and long-term debt to its businesses through inter-segment allocations as shown above.

(4)
Represents the attribution of Citigroup’s liquid assets (primarily consisting of cash, marketable equity securities and available-for-sale debt securities) to the various businesses based on Liquidity Coverage Ratio (LCR) assumptions.

(5)	Corporate/Other equity represents noncontrolling interests.

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,394 branches in 19 countries and jurisdictions as of September 30, 2019. At September 30, 2019, GCB had approximately $440 billion in assets and $322 billion in deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets (including commercial banking), Citi serves customers in a somewhat broader set of segments and geographies.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2019	2018	% Change	2019	2018	% Change
Net interest revenue	$7,431	$7,236	3%	$21,956	$21,235	3%
Non-interest revenue	1,227	1,412	(13)	3,658	4,083	(10)
Total revenues, net of interest expense	$8,658	$8,648	—%	$25,614	$25,318	1%
Total operating expenses	$4,561	$4,658	(2)%	$13,832	$13,987	(1)%
Net credit losses	$1,823	$1,714	6%	$5,603	$5,176	8%
Credit reserve build (release)	172	186	(8)	347	484	(28)
Provision (release) for unfunded lending commitments	—	6	(100)	10	8	25
Provision for benefits and claims	17	27	(37)	48	75	(36)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$2,012	$1,933	4%	$6,008	$5,743	5%
Income from continuing operations before taxes	$2,085	$2,057	1%	$5,774	$5,588	3%
Income taxes	499	493	1	1,338	1,358	(1)
Income from continuing operations	$1,586	$1,564	1%	$4,436	$4,230	5%
Noncontrolling interests	2	1	100	3	4	(25)
Net income	$1,584	$1,563	1%	$4,433	$4,226	5%
Balance Sheet data and ratios (in billions of dollars)
Total EOP assets	$440	$427	3%
Average assets	438	424	3	$432	$421	3%
Return on average assets	1.43%	1.46%		1.37%	1.34%
Efficiency ratio	53	54		54	55
Average deposits	$316	$307	3	$313	$307	2
Net credit losses as a percentage of average loans	2.31%	2.22%		2.41%	2.27%
Revenue by business
Retail banking	$3,486	$3,711	(6)%	$10,527	$10,658	(1)%
Cards(1)	5,172	4,937	5	15,087	14,660	3
Total	$8,658	$8,648	—%	$25,614	$25,318	1%
Income from continuing operations by business
Retail banking	$575	$663	(13)%	$1,730	$1,760	(2)%
Cards(1)	1,011	901	12	2,706	2,470	10
Total	$1,586	$1,564	1%	$4,436	$4,230	5%
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$8,658	$8,648	—%	$25,614	$25,318	1%
Impact of FX translation(2)	—	(82)		—	(220)
Total revenues—ex-FX(3)	$8,658	$8,566	1%	$25,614	$25,098	2%
Total operating expenses—as reported	$4,561	$4,658	(2)%	$13,832	$13,987	(1)%
Impact of FX translation(2)	—	(44)		—	(135)
Total operating expenses—ex-FX(3)	$4,561	$4,614	(1)%	$13,832	$13,852	—%
Total provisions for LLR & PBC—as reported	$2,012	$1,933	4%	$6,008	$5,743	5%
Impact of FX translation(2)	—	(20)		—	(41)
Total provisions for LLR & PBC—ex-FX(3)	$2,012	$1,913	5%	$6,008	$5,702	5%
Net income—as reported	$1,584	$1,563	1%	$4,433	$4,226	5%
Impact of FX translation(2)	—	(14)		—	(30)
Net income—ex-FX(3)	$1,584	$1,549	2%	$4,433	$4,196	6%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the third quarter of 2019 and year-to-date 2019 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

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
As of September 30, 2019, North America GCB had 687 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of September 30, 2019, North America GCB had approximately 9.1 million retail banking customer accounts, $59.2 billion in retail banking loans and $191.6 billion in deposits. In addition, North America GCB had approximately 117.7 million Citi-branded and Citi retail services credit card accounts with $141.5 billion in outstanding card loan balances.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2019	2018	% Change	2019	2018	% Change
Net interest revenue	$5,189	$4,984	4%	$15,277	$14,514	5%
Non-interest revenue	163	145	12	418	776	(46)
Total revenues, net of interest expense	$5,352	$5,129	4%	$15,695	$15,290	3%
Total operating expenses	$2,612	$2,668	(2)%	$8,001	$7,979	—%
Net credit losses	$1,355	$1,242	9%	$4,212	$3,816	10%
Credit reserve build (release)	175	116	51	355	354	—
Provision (release) for unfunded lending commitments	(1)	5	NM	10	3	NM
Provision for benefits and claims	4	5	(20)	16	16	—
Provisions for credit losses and for benefits and claims	$1,533	$1,368	12%	$4,593	$4,189	10%
Income from continuing operations before taxes	$1,207	$1,093	10%	$3,101	$3,122	(1)%
Income taxes	281	243	16	685	715	(4)
Income from continuing operations	$926	$850	9%	$2,416	$2,407	—%
Noncontrolling interests	—	—	—	—	—	—
Net income	$926	$850	9%	$2,416	$2,407	—%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$258	$249	4%	$254	$247	3%
Return on average assets	1.42%	1.35%		1.27%	1.30%
Efficiency ratio	49	52		51	52
Average deposits	$186.0	$180.2	3	$183.8	$180.3	2
Net credit losses as a percentage of average loans	2.70%	2.56%		2.87%	2.68%
Revenue by business
Retail banking	$1,304	$1,329	(2)%	$3,971	$3,984	—%
Citi-branded cards	2,334	2,108	11	6,726	6,402	5
Citi retail services	1,714	1,692	1	4,998	4,904	2
Total	$5,352	$5,129	4%	$15,695	$15,290	3%
Income from continuing operations by business
Retail banking	$109	$131	(17)%	$306	$432	(29)%
Citi-branded cards	441	375	18	1,187	1,109	7
Citi retail services	376	344	9	923	866	7
Total	$926	$850	9%	$2,416	$2,407	—%

NM Not meaningful

3Q19 vs. 3Q18
Net income increased 9%, as higher revenues and lower expenses were partially offset by higher cost of credit.
Revenues increased 4%, reflecting growth in Citi-branded cards and Citi retail services, partially offset by lower retail banking revenues.
Retail banking revenues decreased 2%, as the benefit of stronger deposit volumes was more than offset by lower deposit spreads, reflecting lower interest rates. Average deposits increased 3% and assets under management increased 8%. Citi expects that retail banking revenues will likely continue to be impacted by the lower interest rate environment in the near term.
Cards revenues increased 7%. In Citi-branded cards, revenues increased 11%, primarily driven by continued growth in interest-earning balances. Average loans increased 3% and purchase sales increased 7%.
Citi retail services revenues increased 1%, primarily driven by organic loan growth. Average loans increased 1%, while purchase sales decreased 2%.
Expenses decreased 2%, as efficiency savings more than offset ongoing investments and higher volume-related expenses.
Provisions increased 12% from the prior-year period, driven by higher net credit losses and a higher net loan loss reserve build. Net credit losses increased 9%, primarily driven by higher net credit losses in Citi-branded cards (up 11% to $712 million) and Citi retail services (up 6% to $598 million). The increase in net credit losses primarily reflected volume growth and seasoning in both cards portfolios.
The net loan loss reserve build in the current quarter was $174 million, reflecting volume growth and seasoning in both cards portfolios (compared to a build of $121 million in the prior-year period).
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

2019 YTD vs. 2018 YTD
Year-to-date, North America GCB experienced similar trends to those described above. Net income was largely unchanged, as higher revenues were offset by higher cost of credit, while expenses were largely unchanged.
Revenues increased 3%. Excluding the impact of the $150 million gain on the Hilton portfolio sale in the prior-year period, revenues increased 4%, reflecting higher revenues in Citi-branded cards and Citi retail services. Retail banking revenues were largely unchanged. Cards revenues increased 4% (5% excluding the Hilton gain). In Citi-branded cards, revenues increased 5% (8% excluding the Hilton gain), driven by the same factors described above. Citi retail services revenues increased 2%, driven by organic loan growth and the benefit of the L.L.Bean portfolio acquisition.
Expenses were largely unchanged, as efficiency savings were offset by ongoing investments and higher volume-related expenses.
Provisions increased 10%. Net credit losses increased 10%, driven by volume growth and seasoning in both cards portfolios. The net loan loss reserve build increased 2% from the prior-year period, driven by the same factors described above.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses in Mexico through Citibanamex, one of Mexico’s largest banks.
At September 30, 2019, Latin America GCB had 1,458 retail branches in Mexico, with approximately 30.3 million retail banking customer accounts, $19.3 billion in retail banking loans and $28.3 billion in deposits. In addition, the business had approximately 5.3 million Citi-branded card accounts with $5.5 billion in outstanding card loan balances.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2019	2018	% Change	2019	2018
Net interest revenue	$1,017	$1,042	(2)%	$3,009	$3,052	(1)%
Non-interest revenue	373	622	(40)	1,194	1,327	(10)
Total revenues, net of interest expense	$1,390	$1,664	(16)%	$4,203	$4,379	(4)%
Total operating expenses	$781	$825	(5)%	$2,281	$2,359	(3)%
Net credit losses	$285	$307	(7)%	$868	$863	1%
Credit reserve build	(8)	31	NM	(5)	106	NM
Provision (release) for unfunded lending commitments	—	—	—	(1)	1	NM
Provision for benefits and claims	13	22	(41)	32	59	(46)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$290	$360	(19)%	$894	$1,029	(13)%
Income from continuing operations before taxes	$319	$479	(33)%	$1,028	$991	4%
Income taxes	81	148	(45)	276	284	(3)
Income from continuing operations	$238	$331	(28)%	$752	$707	6%
Net income	$238	$331	(28)%	$752	$707	6%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$47	$45	4%	$45	$44	2%
Return on average assets	2.01%	2.92%		2.23%	2.15%
Efficiency ratio	56	50		54	54
Average deposits	$29.2	$29.4	(1)	$29.0	$28.9	—
Net credit losses as a percentage of average loans	4.45%	4.63%		4.55%	4.44%
Revenue by business
Retail banking	$972	$1,259	(23)%	$2,995	$3,211	(7)%
Citi-branded cards	418	405	3	1,208	1,168	3
Total	$1,390	$1,664	(16)%	$4,203	$4,379	(4)%
Income from continuing operations by business
Retail banking	$155	$276	(44)%	$544	$562	(3)%
Citi-branded cards	83	55	51	208	145	43
Total	$238	$331	(28)%	$752	$707	6%
FX translation impact
Total revenues—as reported	$1,390	$1,664	(16)%	$4,203	$4,379	(4)%
Impact of FX translation(1)	—	(59)		—	(86)
Total revenues—ex-FX(2)	$1,390	$1,605	(13)%	$4,203	$4,293	(2)%
Total operating expenses—as reported	$781	$825	(5)%	$2,281	$2,359	(3)%
Impact of FX translation(1)	—	(26)		—	(41)
Total operating expenses—ex-FX(2)	$781	$799	(2)%	$2,281	$2,318	(2)%
Provisions for LLR & PBC—as reported	$290	$360	(19)%	$894	$1,029	(13)%
Impact of FX translation(1)	—	(14)		—	(22)
Provisions for LLR & PBC—ex-FX(2)	$290	$346	(16)%	$894	$1,007	(11)%
Net income—as reported	$238	$331	(28)%	$752	$707	6%
Impact of FX translation(1)	—	(14)		—	(16)
Net income—ex-FX(2)	$238	$317	(25)%	$752	$691	9%

(1)	Reflects the impact of FX translation into U.S. dollars at the third quarter of 2019 and year-to-date 2019 average exchange rates for all periods presented.

(2)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

3Q19 vs. 3Q18
Net income decreased 25%, reflecting lower revenues, partially offset by lower expenses and lower cost of credit.
Revenues decreased 13%, including a gain on sale (approximately $250 million) of an asset management business in the prior-year period. Excluding the gain on sale, revenues increased 3%, primarily driven by an increase in cards revenues and improved deposit spreads.
Retail banking revenues decreased 20%. Excluding the gain on sale, retail banking revenues increased 1%, as improved deposit spreads were largely offset by lower average loans (down 2%), reflecting the ongoing slowdown in overall economic growth and industry volumes in Mexico. Average deposits were up 2%. Cards revenues increased 7%, primarily driven by continued volume growth, reflecting higher purchase sales (up 6%) and full-rate revolving loans, as well as higher rates. Average cards loans grew 2%.
Expenses decreased 2%, as efficiency savings more than offset ongoing investment spending and volume-driven growth.
Provisions decreased 16%, primarily driven by a modest net loan loss reserve release (compared to a net loan loss reserve build in the prior-year period) and lower net credit losses, reflecting lower volumes.
For additional information on Latin America GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

2019 YTD vs. 2018 YTD
Year-to-date, Latin America GCB experienced similar trends to those described above. Net income increased 9%, driven by the same factors described above.
Revenues decreased 2%, including the gain on sale. Excluding the gain on sale, revenues increased 4%, reflecting higher revenues in both retail banking and cards. Retail banking revenues increased 3% (excluding the gain on sale), driven by the same factors described above. Cards revenues increased 5%, driven by the same factors described above.
Expenses decreased 2%, driven by the same factors described above.
Provisions decreased 11%, primarily driven by a modest net loan loss reserve release (compared to a net loan loss reserve build in the prior-year period).

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses. During the third quarter of 2019, Asia GCB’s most significant revenues in Asia were from Hong Kong, Singapore, India, Taiwan, Korea, Australia, Thailand, Philippines, Indonesia and Malaysia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily Poland, Russia and the United Arab Emirates.
At September 30, 2019, on a combined basis, the businesses had 249 retail branches, approximately 16.4 million retail banking customer accounts, $70.7 billion in retail banking loans and $102.3 billion in deposits. In addition, the businesses had approximately 15.2 million Citi-branded card accounts with $18.8 billion in outstanding card loan balances.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted(1)	2019	2018	% Change	2019	2018
Net interest revenue	$1,225	$1,210	1%	$3,670	$3,669	—%
Non-interest revenue	691	645	7	2,046	1,980	3
Total revenues, net of interest expense	$1,916	$1,855	3%	$5,716	$5,649	1%
Total operating expenses	$1,168	$1,165	—%	$3,550	$3,649	(3)%
Net credit losses	$183	$165	11%	$523	$497	5%
Credit reserve build (release)	5	39	(87)	(3)	24	NM
Provision (release) for unfunded lending commitments	1	1	—	1	4	(75)
Provisions for credit losses	$189	$205	(8)%	$521	$525	(1)%
Income from continuing operations before taxes	$559	$485	15%	$1,645	$1,475	12%
Income taxes	137	102	34	377	359	5
Income from continuing operations	$422	$383	10%	$1,268	$1,116	14%
Noncontrolling interests	2	1	100	3	4	(25)
Net income	$420	$382	10%	$1,265	$1,112	14%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$133	$130	2%	$133	$130	2%
Return on average assets	1.25%	1.17%		1.27%	1.14%
Efficiency ratio	61	63		62	65
Average deposits	$100.6	$97.6	3	$100.2	$98.1	2
Net credit losses as a percentage of average loans	0.82%	0.75%		0.79%	0.75%
Revenue by business
Retail banking	$1,210	$1,123	8%	$3,561	$3,463	3%
Citi-branded cards	706	732	(4)	2,155	2,186	(1)
Total	$1,916	$1,855	3%	$5,716	$5,649	1%
Income from continuing operations by business
Retail banking	$311	$256	21%	$880	$766	15%
Citi-branded cards	111	127	(13)	388	350	11
Total	$422	$383	10%	$1,268	$1,116	14%

FX translation impact
Total revenues—as reported	$1,916	$1,855	3%	$5,716	$5,649	1%
Impact of FX translation(2)	—	(23)		—	(134)
Total revenues—ex-FX(3)	$1,916	$1,832	5%	$5,716	$5,515	4%
Total operating expenses—as reported	$1,168	$1,165	—%	$3,550	$3,649	(3)%
Impact of FX translation(2)	—	(18)		—	(94)
Total operating expenses—ex-FX(3)	$1,168	$1,147	2%	$3,550	$3,555	—%
Provisions for loan losses—as reported	$189	$205	(8)%	$521	$525	(1)%
Impact of FX translation(2)	—	(6)		—	(19)
Provisions for loan losses—ex-FX(3)	$189	$199	(5)%	$521	$506	3%
Net income—as reported	$420	$382	10%	$1,265	$1,112	14%
Impact of FX translation(2)	—	—		—	(14)
Net income—ex-FX(3)	$420	$382	10%	$1,265	$1,098	15%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the third quarter of 2019 and year-to-date 2019 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

3Q19 vs. 3Q18
Net income increased 10%, reflecting higher revenues and lower cost of credit, partially offset by higher expenses.
Revenues increased 5%, driven by higher investment and deposit revenues, partially offset by lower cards revenues.
Retail banking revenues increased 9% compared to the prior-year period, primarily driven by higher investment revenues due to improved market sentiment as well as higher deposit revenues. Investment sales increased 25%, assets under management grew 8%, average deposits increased 5% and average loans increased 4%. Retail lending revenues were largely unchanged, as continued growth in personal loans was offset by spread compression.
Cards revenues decreased 2%, as continued growth in average loans (up 3%) and purchase sales (up 7%) were more than offset by spread compression.
Expenses increased 2%, as efficiency savings were more than offset by ongoing investment spending and volume-driven growth.
Provisions decreased 5%, reflecting a lower net loan loss reserve build in the current quarter, partially offset by higher net credit losses, reflecting volume growth and seasoning. Overall credit quality continued to remain stable in the region.
For additional information on Asia GCB’s retail banking, including commercial banking, and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.

2019 YTD vs. 2018 YTD
Net income increased 15%, primarily driven by higher revenues, partially offset by higher cost of credit.
Revenues increased 4%, driven by growth in both retail banking and cards. Retail banking revenues increased 5% from the prior-year period, reflecting growth in deposits, partially offset by lower investment and retail lending revenues. Cards revenues were up 1%, driven by continued growth in average loans and purchase sales, partially offset by spread compression.
Expenses were largely unchanged, as efficiency savings more than offset ongoing investment spending and volume-driven growth.
Provisions increased 3%, as higher net credit losses, reflecting volume growth and seasoning, were partially offset by a modest net loan loss reserve release in the current period versus a net loan loss reserve build in the prior-year period.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 98 countries and jurisdictions. At September 30, 2019, ICG had approximately $1.5 trillion in assets and $753 billion in deposits, while two of its businesses—securities services and issuer services—managed approximately $19.2 trillion in assets under custody compared to $18.0 trillion at the end of the prior-year period.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2019	2018	% Change	2019	2018
Commissions and fees	$1,091	$1,085	1%	$3,258	$3,425	(5)%
Administration and other fiduciary fees	693	686	1	2,059	2,093	(2)
Investment banking	1,044	1,029	1	3,256	3,260	—
Principal transactions	2,578	2,252	14	7,140	7,435	(4)
Other(1)	310	184	68	1,310	828	58
Total non-interest revenue	$5,716	$5,236	9%	$17,023	$17,041	—%
Net interest revenue (including dividends)	3,798	4,012	(5)	11,906	11,759	1
Total revenues, net of interest expense	$9,514	$9,248	3%	$28,929	$28,800	—%
Total operating expenses	$5,418	$5,194	4%	$16,201	$16,160	—%
Net credit losses	$89	$23	NM	$216	$127	70%
Credit reserve build (release)	(7)	7	NM	(14)	(136)	90
Provision (release) for unfunded lending commitments	9	41	(78)%	13	64	(80)
Provisions for credit losses	$91	$71	28%	$215	$55	NM
Income from continuing operations before taxes	$4,005	$3,983	1%	$12,513	$12,585	(1)%
Income taxes	835	862	(3)	2,678	2,889	(7)
Income from continuing operations	$3,170	$3,121	2%	$9,835	$9,696	1%
Noncontrolling interests	8	(6)	NM	29	21	38
Net income	$3,162	$3,127	1%	$9,806	$9,675	1%
EOP assets (in billions of dollars)	$1,479	$1,404	5%
Average assets (in billions of dollars)	1,465	1,402	4	$1,443	$1,399	3%
Return on average assets	0.86%	0.88%		0.91%	0.92%
Efficiency ratio	57	56		56	56
Revenues by region
North America	$3,104	$3,329	(7)%	$9,701	$10,106	(4)%
EMEA	3,138	2,927	7	9,268	9,137	1
Latin America	1,173	1,061	11	3,528	3,445	2
Asia	2,099	1,931	9	6,432	6,112	5
Total	$9,514	$9,248	3%	$28,929	$28,800	—%
Income from continuing operations by region
North America	$801	$871	(8)%	$2,537	$2,759	(8)%
EMEA	1,060	971	9	3,190	3,070	4
Latin America	466	544	(14)	1,460	1,555	(6)
Asia	843	735	15	2,648	2,312	15
Total	$3,170	$3,121	2%	$9,835	$9,696	1%

Average loans by region (in billions of dollars)
North America	$179	$166	8%	$177	$164	8%
EMEA	88	82	7	86	80	8
Latin America	31	33	(6)	33	33	—
Asia	63	65	(3)	63	67	(6)
Total	$361	$346	4%	$359	$344	4%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$506	$470	8%
All other ICG businesses	247	215	15
Total	$753	$685	10%

(1)	The nine months of 2019 includes an approximate $350 million gain on Citi's investment in Tradeweb.
NM Not meaningful

ICG Revenue Details

	Third Quarter			Nine Months		% Change
In millions of dollars	2019	2018	% Change	2019	2018
Investment banking revenue details
Advisory	$276	$262	5%	$886	$838	6%
Equity underwriting	247	259	(5)	733	810	(10)
Debt underwriting	705	660	7	2,246	2,085	8
Total investment banking	$1,228	$1,181	4%	$3,865	$3,733	4%
Treasury and trade solutions	2,410	2,283	6	7,246	6,887	5
Corporate lending—excluding gains (losses) on loan hedges(1)	527	563	(6)	1,634	1,673	(2)
Private bank	867	849	2	2,613	2,601	—
Total Banking revenues (ex-gains (losses) on loan hedges)	$5,032	$4,876	3%	$15,358	$14,894	3%
Corporate lending—gains (losses) on loan hedges(1)	$(33)	$(106)	69%	$(339)	$(60)	NM
Total Banking revenues (including gains (losses) on loan hedges), net of interest expense	$4,999	$4,770	5%	$15,019	$14,834	1%
Fixed income markets(2)	$3,211	$3,206	—%	$9,986	$9,713	3%
Equity markets	760	792	(4)	2,392	2,759	(13)
Securities services	664	672	(1)	1,984	1,978	—
Other	(120)	(192)	38	(452)	(484)	7
Total Markets and securities services revenues, net of interest expense	$4,515	$4,478	1%	$13,910	$13,966	—%
Total revenues, net of interest expense	$9,514	$9,248	3%	$28,929	$28,800	—%
Commissions and fees	$194	$164	18%	$566	$521	9%
Principal transactions(3)	2,080	2,026	3	6,327	6,332	—
Other(2)	183	86	NM	866	389	NM
Total non-interest revenue	$2,457	$2,276	8%	$7,759	$7,242	7%
Net interest revenue	754	930	(19)	2,227	2,471	(10)
Total fixed income markets(4)	$3,211	$3,206	—%	$9,986	$9,713	3%
Rates and currencies	$2,491	$2,353	6%	$7,011	$7,071	(1)%
Spread products/other fixed income	720	853	(16)	2,975	2,642	13
Total fixed income markets	$3,211	$3,206	—%	$9,986	$9,713	3%
Commissions and fees	$287	$285	1%	$854	$954	(10)%
Principal transactions(3)	388	284	37	791	922	(14)
Other	2	(4)	NM	19	96	(80)
Total non-interest revenue	$677	$565	20%	$1,664	$1,972	(16)%
Net interest revenue	83	227	(63)	728	787	(7)
Total equity markets(4)	$760	$792	(4)%	$2,392	$2,759	(13)%

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

(2)	The nine months of 2019 includes an approximate $350 million gain on Citi's investment in Tradeweb.

(3)	Excludes principal transactions revenues of ICG businesses other than Markets, primarily treasury and trade solutions and the private bank.

(4)
Citi assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate Net interest revenue may be risk managed by derivatives that are recorded in Principal transactions revenue. For a description of the composition of these revenue line items, see Notes 4, 5 and 6 to the Consolidated Financial Statements.

NM Not meaningful

The discussion of the results of operations for ICG below excludes (where noted) the impact of gains (losses) on hedges of accrual loans, which are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

3Q19 vs. 3Q18
Net income increased 1%, as revenue growth was partially offset by higher expenses and higher cost of credit.

•
Revenues were up 3%, primarily reflecting higher Banking revenues (increase of 5%, including the impact of the gains (losses) on loan hedges) and higher Markets and securities services revenues (increase of 1%). Excluding the impact of the gains (losses) on loan hedges, Banking revenues were up 3%, driven by higher revenues in treasury and trade solutions, investment banking and the private bank, partially offset by lower revenues in corporate lending. Markets and securities services revenues were up 1%, although fixed income markets revenues were largely unchanged and equity markets revenues decreased.

Citi expects that ICG’s revenues will likely be impacted by the lower interest rate environment in the near term.

Within Banking:

•
Investment banking revenues increased 4%, outperforming the market wallet, as strength in debt underwriting and advisory revenues more than offset lower equity underwriting revenues. Advisory revenues increased 5%, primarily driven by strength in EMEA. Equity underwriting revenues decreased 5%, driven by a decline in market share in the quarter, while share is up year-to-date. Debt underwriting revenues increased 7%, reflecting gains in wallet share, particularly in investment-grade underwriting.

•
Treasury and trade solutions revenues increased 6%. Excluding the impact of FX translation, revenues increased 7%, driven by growth in both the cash and trade businesses, reflecting both higher net interest and fee revenues. Average deposit balances increased 10% (11% excluding the impact of FX translation), reflecting strong growth across all regions. Revenue growth in the cash business reflected continued growth in deposits and transaction volumes, partially offset by spread compression. Revenue growth in the trade business was driven primarily by improved loan spreads and higher episodic fees, modestly offset by lower average trade loans (for additional information, see “Liquidity Risk—Loans” below).

•	Corporate lending revenues increased 8%. Excluding the impact of gains (losses) on loan hedges, revenues decreased 6%, driven by lower spreads and higher hedging costs.

•
Private bank revenues increased 2%, reflecting growth in North America and Asia, partially offset by lower revenues in EMEA. The increase in revenues reflected strong client activity, which drove higher loan and deposit volumes and higher investments revenues, partially offset by spread compression.

Within Markets and securities services:

•
Fixed income markets revenues were largely unchanged, as lower revenues in North America were offset by higher revenues in EMEA, Asia and Latin America. Net interest revenues declined due to a change in the mix of trading positions in support of client activity. This decrease was offset by higher non-interest revenues, reflecting higher corporate and investor client activity in both rates and flow products.

Rates and currencies revenues increased 6%, primarily driven by higher revenues in G10 rates and local markets rates and currencies. The increase in G10 rates revenues was driven by higher revenues in North America, reflecting a more favorable operating environment along with higher investor client activity. The increase in local markets rates and currencies revenues reflected higher corporate and investor client activity, given improved currency volatility.
Spread products and other fixed income revenues decreased 16%, as higher client activity in flow products and financing was more than offset by a continued challenging market environment in structured products, particularly in North America.

•
Equity markets revenues decreased 4%, primarily reflecting lower revenues in prime finance, partially offset by higher revenues in equity derivatives, while revenues in cash equities were largely unchanged. Prime finance revenues declined across all regions, reflecting lower client activity and lower balances. Equity derivatives revenues increased, reflecting strong investor and corporate client activity as well as improved volatility. Net interest revenues decreased, partially offset by higher principal transactions revenues, reflecting a change in the mix of trading positions in support of client activity.

•	Securities services revenues decreased 1%. Excluding the impact of FX translation, revenues increased 2%, driven by higher client volumes as well as higher interest rates in emerging markets.

Expenses increased 4%, as investments, volume-related growth and higher compensation costs were partially offset by efficiency savings.
Provisions increased $20 million to $91 million, largely driven by higher net credit losses (up $66 million), partially offset by a lower net loan loss reserve build (build of $2 million) as compared to the prior-year period (build of $48 million).

2019 YTD vs. 2018 YTD
Net income increased 1%, primarily driven by a lower effective tax rate, partially offset by higher credit costs, while revenues and expenses were largely unchanged.

•
Revenues were largely unchanged, as Banking revenues increased 1% (including the impact of the gains (losses) on loan hedges), while Markets and securities services revenues were largely unchanged. Excluding the impact of the gains (losses) on loan hedges, Banking revenues increased 3%, primarily driven by higher revenues in treasury and trade solutions and investment banking, partially offset by lower revenues in corporate lending.

Within Banking:

•
Investment banking revenues increased 4%. Advisory revenues increased 6%, reflecting gains in wallet share despite a decline in overall market wallet. Equity underwriting revenues decreased 10%, reflecting market wallet declines. Debt underwriting revenues increased 8%, reflecting gains in wallet share, primarily in investment-grade underwriting.

•
Treasury and trade solutions revenues increased 5%. Excluding the impact of FX translation, revenues increased 8%, reflecting growth in both the cash and trade businesses, driven by continued growth in deposit volumes and improved loan spreads as well as strong fee growth across most cash products.

•	Corporate lending revenues decreased 20%. Excluding the impact of gains (losses) on loan hedges, revenues decreased 2%, driven by higher hedging costs and lower spreads.

•	Private bank revenues were largely unchanged versus the prior-year period, as higher loan and deposit volumes were offset by spread compression.

Within Markets and securities services:

•
Fixed income markets revenues increased 3%, including the Tradeweb gain, primarily reflecting higher revenues in Asia and EMEA. Rates and currencies revenues decreased 1%, driven by the challenging market environment. Spread products and other fixed income revenues increased 13%, reflecting the Tradeweb gain as well as strong flow trading revenues, partially offset by lower structured products revenues.

•	Equity markets revenues decreased 13%, driven by North America and Asia, reflecting a challenging operating environment with lower client revenues as well as comparison to a strong prior-year period characterized by higher market volatility.

•
Securities services revenues were largely unchanged. Excluding the impact of FX translation, revenues increased 5%, as strength in Asia was offset by lower revenues in North America and EMEA, reflecting growth in both client volumes and assets under custody, as well as higher net interest revenue, driven by higher deposit volumes and higher interest rates.

Expenses were largely unchanged, as efficiency savings offset investments, higher compensation and volume-driven growth.
Provisions increased $160 million to $215 million, due to higher net credit losses (up $89 million), as well as a lower net loan loss reserve release (release of $1 million) as compared to the prior-year period (release of $72 million), reflecting a normalization of credit costs.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At September 30, 2019, Corporate/Other had $96 billion in assets.

	Third Quarter			Nine Months		% Change
In millions of dollars	2019	2018	% Change	2019	2018
Net interest revenue	$412	$554	(26)%	$1,488	$1,645	(10)%
Non-interest revenue	(10)	(61)	84	(123)	(33)	NM
Total revenues, net of interest expense	$402	$493	(18)%	$1,365	$1,612	(15)%
Total operating expenses	$485	$459	6%	$1,515	$1,801	(16)%
Net credit losses (recoveries)	$1	$19	(95)%	$5	$24	(79)%
Credit reserve build (release)	(16)	(43)	63	(62)	(171)	64
Provision (release) for unfunded lending commitments	—	(5)	100	(5)	(6)	17
Provision for benefits and claims	—	(1)	100	—	(2)	100
Provisions (release) for credit losses and for benefits and claims	$(15)	$(30)	50%	$(62)	$(155)	60%
Income (loss) from continuing operations before taxes	$(68)	$64	NM	$(88)	$(34)	NM
Income taxes (benefits)	(255)	116	NM	(289)	109	NM
Income (loss) from continuing operations	$187	$(52)	NM	$201	$(143)	NM
Income (loss) from discontinued operations, net of taxes	(15)	(8)	(88)%	—	—	—%
Net income (loss) before attribution of noncontrolling interests	$172	$(60)	NM	$201	$(143)	NM
Noncontrolling interests	5	8	(38)%	18	26	(31)%
Net income (loss)	$167	$(68)	NM	$183	$(169)	NM
NM Not meaningful

3Q19 vs. 3Q18
Net income was $167 million, compared to a net loss of $68 million in the prior-year period. Net income was largely driven by an income tax benefit of $255 million, compared to income tax of $116 million in the prior-year period, primarily reflecting the tax benefit of the reduction in the valuation allowance related to Citi’s deferred tax assets and a pretax loss in the current period (see “Income Taxes—DTA Valuation Allowance (VA) Release” below). The pretax loss was driven by lower revenue, higher expenses and a lower net loan loss reserve release in the current period.
Revenues decreased 18%, primarily driven by the wind-down of legacy assets.
Expenses increased 6%, primarily reflecting higher infrastructure costs, partially offset by the wind-down of legacy assets.
Provisions increased $15 million to a net benefit of $15 million, primarily due to a lower net loan loss reserve release and lower net credit losses, reflecting the continued wind-down in the legacy North America mortgage portfolio.

2019 YTD vs. 2018 YTD
Net income was $183 million, compared to a net loss of $169 million in the prior-year period, primarily reflecting the tax benefit of the reduction in the valuation allowance in the current period, compared to income taxes in the prior-year period.
Revenues decreased 15%, primarily driven by the wind-down of legacy assets.
Expenses decreased 16%, primarily driven by the wind-down of legacy assets.
Provisions increased $93 million to a net benefit of $62 million, primarily due to a lower net loan loss reserve release, driven by the same factors described above.

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
During the third quarter of 2019, Citi returned a total of $6.3 billion of capital to common shareholders in the form of share repurchases (approximately 76 million common shares) and dividends.
The following tables set forth Citi’s capital components and ratios:

	Effective Minimum Requirement(1)		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	2019	2018	Sept. 30, 2019	Jun. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Jun. 30, 2019	Dec. 31, 2018
Common Equity Tier 1 Capital			$138,581	$141,125	$139,252	$138,581	$141,125	$139,252
Tier 1 Capital			158,033	159,447	158,122	158,033	159,447	158,122
Total Capital (Tier 1 Capital + Tier 2 Capital)			183,996	185,498	183,144	196,354	197,679	195,440
Total Risk-Weighted Assets			1,145,091	1,133,593	1,131,933	1,197,050	1,187,328	1,174,448
Credit Risk			$776,367	$763,600	$758,887	$1,134,584	$1,127,714	$1,109,007
Market Risk			61,125	58,824	63,987	62,466	59,614	65,441
Operational Risk			307,599	311,169	309,059	—	—	—
Common Equity Tier 1 Capital ratio(2)	10.0%	8.625%	12.10%	12.45%	12.30%	11.58%	11.89%	11.86%
Tier 1 Capital ratio(2)	11.5	10.125	13.80	14.07	13.97	13.20	13.43	13.46
Total Capital ratio(2)	13.5	12.125	16.07	16.36	16.18	16.40	16.65	16.64

In millions of dollars, except ratios	Effective Minimum Requirement	Sept. 30, 2019	Jun. 30, 2019	Dec. 31, 2018
Quarterly Adjusted Average Total Assets(3)		$1,960,675	$1,939,611	$1,896,959
Total Leverage Exposure(4)		2,520,352	2,500,128	2,465,641
Tier 1 Leverage ratio	4.0%	8.06%	8.22%	8.34%
Supplementary Leverage ratio	5.0	6.27	6.38	6.41

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

(3)	Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s risk-based capital ratios at September 30, 2019 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of September 30, 2019.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.6% at September 30, 2019, compared to 11.9% at June 30, 2019 and December 31, 2018. The ratio decreased from the second quarter of 2019 primarily due to the return of $6.3 billion of capital to common shareholders, increases in credit and market risk-weighted assets and adverse net movements in Accumulated other comprehensive income (AOCI), partially offset by quarterly net income of $4.9 billion. Citi’s Common Equity Tier 1 Capital ratio declined from year-end 2018 primarily due to the return of $16.0 billion of capital to common shareholders and an increase in credit risk-weighted assets, partially offset by year-to-date net income of $14.4 billion and beneficial net movements in AOCI.

Components of Citigroup Capital

In millions of dollars	September 30, 2019	December 31, 2018
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$177,052	$177,928
Add: Qualifying noncontrolling interests	145	147
Regulatory capital adjustments and deductions:
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	328	(728)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	181	580
Less: Intangible assets:
Goodwill, net of related DTLs(2)	21,498	21,778
Identifiable intangible assets other than MSRs, net of related DTLs	4,132	4,402
Less: Defined benefit pension plan net assets	990	806
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)	11,487	11,985
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$138,581	$139,252
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$19,321	$18,292
Qualifying trust preferred securities(4)	1,389	1,384
Qualifying noncontrolling interests	42	55
Regulatory capital deductions:
Less: Permitted ownership interests in covered funds(5)	1,265	806
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(6)	35	55
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$19,452	$18,870
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$158,033	$158,122
Tier 2 Capital
Qualifying subordinated debt	$24,081	$23,324
Qualifying trust preferred securities(7)	317	321
Qualifying noncontrolling interests	44	47
Eligible allowance for credit losses(8)	13,914	13,681
Regulatory capital deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(6)	35	55
Total Tier 2 Capital (Standardized Approach)	$38,321	$37,318
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$196,354	$195,440
Adjustment for excess of eligible credit reserves over expected credit losses(8)	$(12,358)	$(12,296)
Total Tier 2 Capital (Advanced Approaches)	$25,963	$25,022
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$183,996	$183,144

(1)
Issuance costs of $159 million as of September 30, 2019 and $168 million as of December 31, 2018 are related to outstanding noncumulative perpetual preferred stock, are excluded from common stockholders’ equity and are netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(3)
Of Citi’s $22.5 billion of net DTAs at September 30, 2019, $12.3 billion was includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $10.2 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of September 30, 2019 was $11.5 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards, which was reduced by $1.3 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. Citi’s DTAs arising from temporary differences are less than the 10% limitation under the U.S. Basel III rules and therefore not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk weighting at 250%.

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

(8)
Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $1.6 billion and $1.4 billion at September 30, 2019 and December 31, 2018, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Common Equity Tier 1 Capital, beginning of period	$141,125	$139,252
Net income	4,913	14,422
Common and preferred dividends declared	(1,437)	(4,111)
Net increase in treasury stock	(5,114)	(12,171)
Net change in common stock and additional paid-in capital	88	(190)
Net change in foreign currency translation adjustment net of hedges, net of tax	(1,442)	(1,293)
Net decrease in unrealized losses on debt securities AFS, net of tax	307	2,145
Net increase in defined benefit plans liability adjustment, net of tax	(250)	(567)
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	(56)	41
Net change in ASC 815—excluded component of fair value hedges	(10)	52
Net decrease in goodwill, net of related DTLs	295	280
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	132	270
Net increase in defined benefit pension plan net assets	(21)	(184)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	60	498
Other	(9)	137
Net decrease in Common Equity Tier 1 Capital	$(2,544)	$(671)
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$138,581	$138,581
Additional Tier 1 Capital, beginning of period	$18,322	$18,870
Net increase in qualifying perpetual preferred stock	1,496	1,029
Net increase in qualifying trust preferred securities	1	5
Net increase in permitted ownership interest in covered funds	(365)	(459)
Other	(2)	7
Net increase in Additional Tier 1 Capital	$1,130	$582
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$158,033	$158,033
Tier 2 Capital, beginning of period (Standardized Approach)	$38,232	$37,318
Net increase in qualifying subordinated debt	19	757
Net increase in eligible allowance for credit losses	73	233
Other	(3)	13
Net increase in Tier 2 Capital (Standardized Approach)	$89	$1,003
Tier 2 Capital, end of period (Standardized Approach)	$38,321	$38,321
Total Capital, end of period (Standardized Approach)	$196,354	$196,354
Tier 2 Capital, beginning of period (Advanced Approaches)	$26,051	$25,022
Net increase in qualifying subordinated debt	19	757
Net change in excess of eligible credit reserves over expected credit losses	(104)	171
Other	(3)	13
Net change in Tier 2 Capital (Advanced Approaches)	$(88)	$941
Tier 2 Capital, end of period (Advanced Approaches)	$25,963	$25,963
Total Capital, end of period (Advanced Approaches)	$183,996	$183,996

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total Risk-Weighted Assets, beginning of period	$1,187,328	$1,174,448
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	5,550	7,555
Repo-style transactions(2)	4,200	12,261
Securitization exposures	859	1,257
Equity exposures(3)	(118)	3,424
Over-the-counter (OTC) derivatives(4)	3,651	6,615
Other exposures(5)	(2,796)	4,648
Off-balance sheet exposures(6)	(4,476)	(10,183)
Net increase in Credit Risk-Weighted Assets	$6,870	$25,577
Changes in Market Risk-Weighted Assets
Risk levels(7)	$3,637	$(2,128)
Model and methodology updates	(785)	(847)
Net change in Market Risk-Weighted Assets	$2,852	$(2,975)
Total Risk-Weighted Assets, end of period	$1,197,050	$1,197,050

(1)
General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three months and nine months ended September 30, 2019 primarily due to growth in commercial and retail loans and increases in investment securities.

(2)	Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

(3)	Equity exposures increased during the nine months ended September 30, 2019 primarily due to an increase in market value of investments.

(4)	OTC derivatives increased during the three months and nine months ended September 30, 2019 primarily due to increases in notionals.

(5)
Other exposures include cleared transactions, unsettled transactions and other assets. Other exposures decreased during the three months ended September 30, 2019 primarily due to decreases in centrally cleared derivatives. Other exposures increased during the nine months ended September 30, 2019 primarily due to the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, and increases in various other assets.

(6)
Off-balance sheet exposures decreased during the three months ended September 30, 2019 primarily due to a decrease in standby letters of credit. Off-balance sheet exposures decreased during the nine months ended September 30, 2019 primarily due to decreases in standby letters of credit and loan commitments.

(7)
Risk levels increased during the three months ended September 30, 2019 due to an increase in exposures subject to Standard Specific Risk charges. Risk levels decreased during the nine months ended September 30, 2019 primarily due to decreases in exposure levels subject to Stressed Value at Risk and Value at Risk, partially offset by an increase in exposures subject to Standard Specific Risk charges.

As set forth in the table above, total risk-weighted assets under the Basel III Standardized Approach increased from year-end 2018 primarily due to higher credit risk-weighted assets, partially offset by a decrease in market risk-weighted assets. The increase in credit risk-weighted assets was primarily due to increases in repo-style transactions, loan exposures, investment securities, and changes in OTC derivatives trade activities as well as the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, partially offset by decreases in standby letters of credit and loan commitments. Market risk-weighted assets decreased from year-end 2018 primarily due to a net reduction in exposure levels.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total Risk-Weighted Assets, beginning of period	$1,133,593	$1,131,933
Changes in Credit Risk-Weighted Assets
Retail exposures	985	(1,181)
Wholesale exposures(1)	3,275	(6,281)
Repo-style transactions(2)	2,259	5,577
Securitization exposures(3)	5,965	5,736
Equity exposures(4)	(231)	3,160
Over-the-counter (OTC) derivatives(5)	8,554	11,500
Derivatives CVA(6)	(9,017)	(8,383)
Other exposures(7)	(256)	5,888
Supervisory 6% multiplier	1,233	1,464
Net increase in Credit Risk-Weighted Assets	$12,767	$17,480
Changes in Market Risk-Weighted Assets
Risk levels(8)	$3,086	$(2,015)
Model and methodology updates	(785)	(847)
Net change in Market Risk-Weighted Assets	$2,301	$(2,862)
Net decrease in Operational Risk-Weighted Assets	$(3,570)	$(1,460)
Total Risk-Weighted Assets, end of period	$1,145,091	$1,145,091

(1)
Wholesale exposures increased during the three months ended September 30, 2019 primarily due to increases in commercial loans and investment securities. Wholesale exposures decreased during the nine months ended September 30, 2019 primarily due to annual model parameter updates reflecting Citi’s loss experience, partially offset by increases in commercial loans and investment securities.

(2)	Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

(3)	Securitization exposures increased during the three months and nine months ended September 30, 2019 primarily due to increased exposures from existing deals.

(4)	Equity exposures increased during the nine months ended September 30, 2019 primarily due to an increase in market value of investments.

(5)	OTC derivatives increased during the three months and nine months ended September 30, 2019 primarily due to approved model changes.

(6)	Derivatives CVA decreased during the three months and nine months ended September 30, 2019 primarily due to approved model changes.

(7)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the nine months ended September 30, 2019 primarily due to the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, and increases in various other assets.

(8)
Risk levels increased during the three months ended September 30, 2019 due to an increase in exposures subject to Standard Specific Risk charges. Risk levels decreased during the nine months ended September 30, 2019 primarily due to decreases in exposure levels subject to Stressed Value at Risk and Value at Risk, partially offset by an increase in exposures subject to Standard Specific Risk charges.

As set forth in the table above, total risk-weighted assets under the Basel III Advanced Approaches increased from year-end 2018 primarily due to higher credit risk-weighted assets, partially offset by decreases in market and operational risk-weighted assets. The increase in credit risk-weighted assets was primarily due to increases in securitization exposures, repo-style transactions, equity exposures, as well as the recognition of ROU assets in accordance with the adoption of ASU 2016-02 and increases in various other assets, partially offset by decreases in wholesale exposures due to annual model parameter updates. Market risk-weighted assets decreased from year-end 2018 primarily due to a net reduction in exposure levels.

Supplementary Leverage Ratio
The following table sets forth Citi’s Supplementary Leverage ratio and related components:

In millions of dollars, except ratios	September 30, 2019	June 30, 2019	December 31, 2018
Tier 1 Capital	$158,033	$159,447	$158,122
Total Leverage Exposure
On-balance sheet assets(1)	$2,000,082	$1,979,124	$1,936,791
Certain off-balance sheet exposures:(2)
Potential future exposure on derivative contracts	176,546	179,880	187,130
Effective notional of sold credit derivatives, net(3)	41,328	42,319	49,402
Counterparty credit risk for repo-style transactions(4)	24,362	21,416	23,715
Unconditionally cancellable commitments	70,648	70,750	69,630
Other off-balance sheet exposures	246,793	246,152	238,805
Total of certain off-balance sheet exposures	$559,677	$560,517	$568,682
Less: Tier 1 Capital deductions	(39,407)	(39,513)	(39,832)
Total Leverage Exposure	$2,520,352	$2,500,128	$2,465,641
Supplementary Leverage ratio	6.27%	6.38%	6.41%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(3)
Under the U.S. Basel III rules, banking organizations are required to include in Total Leverage Exposure the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(4)	Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

As set forth in the table above, Citigroup’s Supplementary Leverage ratio was 6.3% for the third quarter of 2019, compared to 6.4% for both the second quarter of 2019 and the fourth quarter of 2018. The decline in the ratio quarter-over-quarter was primarily driven by the return of $6.3 billion of capital to common shareholders and adverse net movements in AOCI, as well as an increase in Total Leverage Exposure primarily due to growth in average on-balance sheet assets, partially offset by quarterly net income of $4.9 billion as well as the issuance of Series U preferred shares for $1.5 billion. The ratio decreased from the fourth quarter of 2018, primarily driven by the return of capital to common shareholders and an increase in Total Leverage Exposure primarily due to growth in average on-balance sheet assets, partially offset by year-to-date net income, beneficial net movements in AOCI and the issuance of Series U preferred shares for $1.5 billion.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions, including Citibank, are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth Citibank’s capital components and ratios:

	Effective Minimum Requirement(1)		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	2019	2018	Sept. 30, 2019	Jun. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Jun. 30, 2019	Dec. 31, 2018
Common Equity Tier 1 Capital			$130,067	$130,742	$129,091	$130,067	$130,742	$129,091
Tier 1 Capital			132,198	132,875	131,215	132,198	132,875	131,215
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)			144,829	145,554	144,358	155,735	156,304	155,154
Total Risk-Weighted Assets			946,433	934,661	926,229	1,047,550	1,041,349	1,032,809
Credit Risk			$664,014	$660,569	$654,962	$1,005,337	$1,006,835	$994,294
Market Risk			41,867	34,421	38,144	42,213	34,514	38,515
Operational Risk			240,552	239,671	233,123	—	—	—
Common Equity Tier 1 Capital ratio(3)(4)	7.0%	6.375%	13.74%	13.99%	13.94%	12.42%	12.56%	12.50%
Tier 1 Capital ratio(3)(4)	8.5	7.875	13.97	14.22	14.17	12.62	12.76	12.70
Total Capital ratio(3)(4)	10.5	9.875	15.30	15.57	15.59	14.87	15.01	15.02

In millions of dollars, except ratios	Effective Minimum Requirement	Sept. 30, 2019	Jun. 30, 2019	Dec. 31, 2018
Quarterly Adjusted Average Total Assets(5)		$1,451,352	$1,427,576	$1,398,875
Total Leverage Exposure(6)		1,952,628	1,932,340	1,914,663
Tier 1 Leverage ratio(4)	4.0%	9.11%	9.31%	9.38%
Supplementary Leverage ratio(4)	6.0	6.77	6.88	6.85

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

(5)	Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.

(6)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citibank’s capital ratios at September 30, 2019 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of September 30, 2019 under the revised PCA regulations.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of September 30, 2019. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.9	1.1	0.9	1.2	0.9	1.4
Standardized Approach	0.8	1.0	0.8	1.1	0.8	1.4
Citibank
Advanced Approaches	1.1	1.5	1.1	1.5	1.1	1.6
Standardized Approach	1.0	1.2	1.0	1.2	1.0	1.4

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.5	0.4	0.4	0.2
Citibank	0.7	0.6	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At September 30, 2019, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $10.2 billion, which exceeded the minimum requirement by $7.0 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $21.4 billion at September 30, 2019, which exceeded the PRA's minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at September 30, 2019.

Total Loss-Absorbing Capacity (TLAC)
As previously disclosed, effective January 1, 2019, U.S. global systemically important bank holding companies (GSIBs), including Citi, are required to maintain minimum levels of TLAC and eligible long-term debt (LTD), each set by reference to the GSIB’s consolidated risk-weighted assets and Total Leverage Exposure.
The table below details Citi’s eligible external TLAC and LTD amounts and ratios, and each effective minimum TLAC and LTD ratio requirement, as well as the surplus amount in dollars in excess of each requirement. As of September 30, 2019, Citi exceeded each of the minimum TLAC and LTD requirements, resulting in a $9 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.

	September 30, 2019
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$285	$123
% of Standardized Approach risk- weighted assets	23.8%	10.3%
Effective minimum requirement(1)(2)	22.5%	9.0%
Surplus amount	$16	$15
% of Total Leverage Exposure	11.3%	4.9%
Effective minimum requirement	9.5%	4.5%
Surplus amount	$46	$9

(1)	External TLAC includes Method 1 GSIB surcharge of 2.0%.

(2)	LTD includes Method 2 GSIB surcharge of 3.0%.

For additional information on Citi’s TLAC-related requirements, see “Liquidity Risk—Long-Term Debt—Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance, Conduct and Legal Risks” in Citi’s 2018 Annual Report on Form 10-K.

Regulatory Capital Standards Developments

Stress Buffer Requirements
In September 2019, senior staff at the Federal Reserve Board indicated publicly that the Federal Reserve Board plans to have a Stress Capital Buffer (SCB) framework in place for the 2020 stress tests, and that the Board plans to re-propose certain elements of its April 2018 proposal on stress buffer requirements. Among other refinements, it was noted that the dividend add-on and the Stress Leverage Buffer will likely be eliminated in the potential re-proposal. In place of the dividend add-on, the Federal Reserve Board is considering two potential options: setting the Countercyclical Capital Buffer at a higher baseline level during normal times, or raising the floor of the SCB higher than 2.5%.
A re-proposal has not yet been issued. For additional information on the Federal Reserve Board’s April 2018 proposal on stress buffer requirements, as well as other public commentary since the April 2018 proposal, see “Capital Resources—Regulatory Capital Standards Developments—U.S. Banking Agencies—Stress Buffer Requirements” and “Risk Factors—Strategic Risks” in Citi’s 2018 Annual Report on Form 10-K.

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

In millions of dollars or shares, except per share amounts	September 30, 2019	December 31, 2018
Total Citigroup stockholders’ equity	$196,373	$196,220
Less: Preferred stock	19,480	18,460
Common stockholders’ equity	$176,893	$177,760
Less:
Goodwill	21,822	22,046
Identifiable intangible assets (other than MSRs)	4,372	4,636
Tangible common equity (TCE)	$150,699	$151,078
Common shares outstanding (CSO)	2,183.2	2,368.5
Book value per share (common equity/CSO)	$81.02	$75.05
Tangible book value per share (TCE/CSO)	69.03	63.79

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Net income available to common shareholders	$4,659	$4,352	$13,610	$12,872
Average common stockholders’ equity	177,886	179,459	177,876	180,772
Average TCE	151,748	152,712	151,541	153,909
Return on average common stockholders’ equity	10.4%	9.6%	10.2%	9.5%
Return on average TCE (RoTCE)(1)	12.2	11.3	12.0	11.2

(1)	RoTCE represents annualized net income available to common shareholders as a percentage of average TCE.

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

CONSUMER CREDIT
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	3Q’18	4Q’18	1Q’19	2Q’19	3Q’19
Retail banking:
Mortgages	$80.9	$80.6	$80.8	$81.9	$83.0
Commercial banking	37.2	36.3	37.1	37.6	36.7
Personal and other	28.7	28.8	29.1	29.7	29.5
Total retail banking	$146.8	$145.7	$147.0	$149.2	$149.2
Cards:
Citi-branded cards	$112.8	$116.8	$111.4	$115.5	$115.8
Citi retail services	49.4	52.7	48.9	49.6	50.0
Total cards	$162.2	$169.5	$160.3	$165.1	$165.8
Total GCB	$309.0	$315.2	$307.3	$314.3	$315.0
GCB regional distribution:
North America	62%	64%	63%	63%	64%
Latin America	9	8	8	8	8
Asia(2)	29	28	29	29	28
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$16.5	$15.3	$12.6	$11.7	$11.0
Total consumer loans	$325.5	$330.5	$319.9	$326.0	$326.0

(1)	End-of-period loans include interest and fees on credit cards.

(2)	Asia includes loans and leases in certain EMEA countries for all periods presented.

(3)	Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s end-of-period consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends
The following charts show the quarterly trends in delinquencies and net credit losses across both retail banking, including commercial banking, and cards for total GCB and by region.

Global Consumer Banking

North America GCB

As of September 30, 2019, approximately 71% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the net credit loss rate in North America GCB decreased quarter-over-quarter, primarily driven by seasonality in the cards portfolios. The 90+ days past due delinquency rate increased quarter-over-quarter also primarily due to seasonality in the cards portfolios.
The net credit loss rate and 90+ days past due delinquency rate increased year-over-year, primarily driven by the seasoning of more recent vintages in Citi-branded cards and an increase in net flow rates in later delinquency buckets in Citi retail services.

Latin America GCB

As shown in the chart above, the net credit loss rate in Latin America GCB was relatively stable quarter-over-quarter, while the 90+ days past due delinquency rate decreased due to seasonality.
The net credit loss rate decreased year-over-year, primarily driven by the absence of an episodic charge-off in the commercial portfolio that occurred in the prior-year period, while the 90+ days past due delinquency rate remained broadly stable.

Asia(1) GCB

(1)	Asia includes GCB activities in certain EMEA countries for all periods presented.

As shown in the chart above, the net credit loss rate in Asia GCB increased quarter-over-quarter and year-over-year primarily due to a charge-off in the commercial portfolio. The 90+ days past due delinquency rate remained broadly stable quarter-over-quarter and year-over-year.
The stability in Asia GCB’s portfolios reflects the strong credit profiles in the region’s target customer segments. Regulatory changes in many markets in Asia over the past few years have also resulted in stable portfolio credit quality.
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

Global Cards

North America Citi-Branded Cards

As shown in the chart above, the net credit loss rate in North America Citi-branded cards decreased quarter-over-quarter, driven by seasonality, while the 90+ days past due delinquency rate remained stable.
The net credit loss and 90+ past due delinquency rate increased year-over-year, primarily driven by seasoning of more recent vintages.

North America Citi Retail Services

As shown in the chart above, the net credit loss rate in Citi retail services decreased quarter-over-quarter due to seasonality, while the 90+ days past due delinquency rate increased, also due to seasonality.
The net credit loss rate and 90+ days past due delinquency rate increased year-over-year, primarily driven by an increase in net flow rates in later delinquency buckets.

Latin America Citi-Branded Cards

As shown in the chart above, the net credit loss rate in Latin America Citi-branded cards decreased quarter-over-quarter due to the improved performance of more recent vintages, while the 90+ days past due delinquency rate decreased, primarily due to seasonality.
The net credit loss rate increased year-over-year, primarily due to seasoning of more recent vintages, while the 90+ days past due delinquency rate decreased, primarily driven by lower net flow rates in the later delinquency buckets.

Asia Citi-Branded Cards(1)

(1)	Asia includes loans and leases in certain EMEA countries for all periods presented.

As set forth in the chart above, the net credit loss rate in Asia Citi-branded cards decreased quarter-over-quarter, primarily due to seasonality, while the 90+ days past due delinquency rate remained broadly stable.
The net credit loss rate and 90+ days past due delinquency rate increased year-over-year, primarily driven by seasoning of more recent vintages.
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

Citi-Branded Cards

FICO distribution	September 30, 2019	June 30, 2019	September 30, 2018
> 760	41%	42%	42%
680–760	41	41	41
< 680	18	17	17
Total	100%	100%	100%

Citi Retail Services

FICO distribution	September 30, 2019	June 30, 2019	September 30, 2018
> 760	24%	24%	24%
680–760	43	43	43
< 680	33	33	33
Total	100%	100%	100%

The FICO distribution of both cards portfolios remained broadly stable, compared to the prior quarter and prior year, demonstrating strong underlying credit quality. For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

Additional Consumer Credit Details

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 30, 2019	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	June 30, 2019	September 30, 2018
Global Consumer Banking(3)(4)
Total	$315.0	$2,518	$2,466	$2,404	$3,055	$2,821	$2,890
Ratio		0.80%	0.79%	0.78%	0.97%	0.90%	0.94%
Retail banking
Total	$149.2	$440	$456	$508	$902	$869	$857
Ratio		0.30%	0.31%	0.35%	0.61%	0.58%	0.59%
North America	59.2	146	145	188	394	361	320
Ratio		0.25%	0.25%	0.34%	0.67%	0.63%	0.58%
Latin America	19.3	113	124	126	205	206	235
Ratio		0.59%	0.62%	0.60%	1.06%	1.02%	1.12%
Asia(5)	70.7	181	187	194	303	302	302
Ratio		0.26%	0.26%	0.28%	0.43%	0.43%	0.43%
Cards
Total	$165.8	$2,078	$2,010	$1,896	$2,153	$1,952	$2,033
Ratio		1.25%	1.22%	1.17%	1.30%	1.18%	1.25%
North America—Citi-branded	91.5	807	799	707	800	705	722
Ratio		0.88%	0.88%	0.80%	0.87%	0.78%	0.82%
North America—Citi retail services	50.0	923	840	832	943	831	890
Ratio		1.85%	1.69%	1.68%	1.89%	1.68%	1.80%
Latin America	5.5	152	169	169	161	159	170
Ratio		2.76%	2.96%	2.91%	2.93%	2.79%	2.93%
Asia(5)	18.8	196	202	188	249	257	251
Ratio		1.04%	1.05%	1.01%	1.32%	1.34%	1.35%
Corporate/Other—Consumer(6)
Total	$11.0	$293	$327	$401	$288	$334	$422
Ratio		2.82%	2.97%	2.57%	2.77%	3.04%	2.71%
Total Citigroup	$326.0	$2,811	$2,793	$2,805	$3,343	$3,155	$3,312
Ratio		0.87%	0.86%	0.87%	1.03%	0.97%	1.02%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides with the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $235 million ($0.7 billion), $151 million ($0.6 billion) and $140 million ($0.6 billion) as of September 30, 2019, June 30, 2019 and September 30, 2018, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) were $82 million ($0.7 billion), $83 million ($0.6 billion) and $74 million ($0.6 billion) as of September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

(5)	Asia includes delinquencies and loans in certain EMEA countries for all periods presented.

(6)
The loans 90+ days past due and related ratios exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) for each period were $0.4 billion ($0.8 billion), $0.3 billion ($0.7 billion) and $0.2 billion ($0.6 billion) as of September 30, 2019, June 30, 2019 and September 30, 2018, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) for each period were $0.1 billion ($0.8 billion), $0.1 billion ($0.7 billion) and $0.1 billion ($0.6 billion) as of September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	3Q19	3Q19	2Q19	3Q18
Global Consumer Banking
Total	$313.3	$1,823	$1,889	$1,714
Ratio		2.31%	2.45%	2.22%
Retail banking
Total	$148.7	$246	$244	$243
Ratio		0.66%	0.66%	0.66%
North America	58.8	45	51	32
Ratio		0.30%	0.35%	0.23%
Latin America	19.8	129	129	153
Ratio		2.58%	2.59%	2.93%
Asia(3)	70.1	72	64	58
Ratio		0.41%	0.37%	0.33%
Cards
Total	$164.6	$1,577	$1,645	$1,471
Ratio		3.80%	4.07%	3.63%
North America—Citi-branded	90.5	712	723	644
Ratio		3.12%	3.28%	2.91%
North America—Citi retail services	49.7	598	654	566
Ratio		4.77%	5.34%	4.58%
Latin America	5.6	156	156	154
Ratio		11.05%	11.17%	10.91%
Asia(3)	18.8	111	112	107
Ratio		2.34%	2.38%	2.29%
Corporate/Other—Consumer
Total	$11.2	$1	$4	$12
Ratio		0.04%	0.13%	0.28%
Total Citigroup	$324.5	$1,824	$1,893	$1,726
Ratio		2.23%	2.36%	2.11%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)	Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

CORPORATE CREDIT
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	September 30, 2019				June 30, 2019				December 31, 2018
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$135	$105	$20	$260	$134	$107	$21	$262	$128	$110	$20	$258
Unfunded lending commitments (off-balance sheet)(2)	129	240	16	385	123	244	15	382	106	245	19	370
Total exposure	$264	$345	$36	$645	$257	$351	$36	$644	$234	$355	$39	$628

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region based on Citi’s internal management geography:

	September 30, 2019	June 30, 2019	December 31, 2018
North America	56%	56%	55%
EMEA	27	27	27
Asia	11	11	11
Latin America	6	6	7
Total	100%	100%	100%

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	September 30, 2019	June 30, 2019	December 31, 2018
AAA/AA/A	49%	49%	49%
BBB	35	35	34
BB/B	15	15	16
CCC or below	1	1	1
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	September 30, 2019	June 30, 2019	December 31, 2018
Transportation and industrial	21%	21%	21%
Consumer retail and health	16	15	15
Technology, media and telecom	12	12	13
Power, chemicals, metals and mining	9	10	10
Energy and commodities	8	8	8
Banks/broker-dealers/finance companies	8	8	8
Real estate	9	9	8
Public sector	4	4	5
Insurance and special purpose entities	4	4	4
Hedge funds	4	4	4
Other industries	5	5	4
Total	100%	100%	100%

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
At September 30, 2019, December 31, 2018 and September 30, 2018, Citigroup had economic hedges in place on the corporate credit portfolio of $29.5 billion, $30.2 billion and $25.8 billion, respectively. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2019	June 30, 2019	December 31, 2018
AAA/AA/A	34%	35%	35%
BBB	48	47	50
BB/B	17	17	14
CCC or below	1	1	1
Total	100%	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	September 30, 2019	June 30, 2019	December 31, 2018
Transportation and industrial	23%	23%	23%
Technology, media and telecom	19	18	17
Consumer retail and health	16	16	16
Power, chemicals, metals and mining	14	14	15
Energy and commodities	9	10	11
Insurance and special purpose entities	5	5	6
Banks/broker-dealers/finance companies	5	4	4
Public sector	4	4	3
Real estate	4	4	4
Other industries	1	2	1
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2019	2019	2019	2018	2018
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$46,337	$45,474	$45,351	$47,412	$47,707
Home equity loans(2)	9,850	10,404	10,937	11,543	12,131
Credit cards	141,482	140,266	135,908	144,557	137,872
Installment and other	3,361	3,245	3,314	3,454	3,528
Commercial banking	10,680	10,690	10,360	9,728	9,279
Total	$211,710	$210,079	$205,870	$216,694	$210,517
In offices outside North America(1)
Residential first mortgages(2)	$36,644	$36,580	$36,114	$35,972	$36,282
Credit cards	24,300	24,975	24,343	24,926	24,414
Installment and other	26,639	27,321	26,744	26,134	26,281
Commercial banking	26,745	27,040	26,816	26,761	27,975
Total	$114,328	$115,916	$114,017	$113,793	$114,952
Consumer loans, net of unearned income(3)	$326,038	$325,995	$319,887	$330,487	$325,469
Corporate loans
In North America offices(1)
Commercial and industrial	$49,475	$54,519	$56,698	$52,063	$51,365
Financial institutions	52,678	47,610	49,985	48,447	46,255
Mortgage and real estate(2)	52,972	51,321	49,746	50,124	47,629
Installment, revolving credit and other	31,303	33,555	31,960	32,425	31,414
Lease financing	1,314	1,385	1,405	1,429	1,445
Total	$187,742	$188,390	$189,794	$184,488	$178,108
In offices outside North America(1)
Commercial and industrial	$102,432	$98,351	$97,844	$94,701	$98,281
Financial institutions	37,908	37,523	39,155	36,837	37,851
Mortgage and real estate(2)	7,811	7,577	7,005	7,376	7,344
Installment, revolving credit and other	26,774	27,333	24,868	25,684	22,827
Lease financing	80	92	95	103	131
Governments and official institutions	2,958	3,409	3,698	4,520	4,898
Total	$177,963	$174,285	$172,665	$169,221	$171,332
Corporate loans, net of unearned income(4)	$365,705	$362,675	$362,459	$353,709	$349,440
Total loans—net of unearned income	$691,743	$688,670	$682,346	$684,196	$674,909
Allowance for loan losses—on drawn exposures	(12,530)	(12,466)	(12,329)	(12,315)	(12,336)
Total loans—net of unearned income and allowance for credit losses	$679,213	$676,204	$670,017	$671,881	$662,573
Allowance for loan losses as a percentage of total loans— net of unearned income(5)	1.82%	1.82%	1.82%	1.81%	1.84%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	3.13%	3.10%	3.13%	3.01%	3.07%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.64%	0.66%	0.64%	0.67%	0.68%

(1)	North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(2)	Loans secured primarily by real estate.

(3)
Consumer loans are net of unearned income of $745 million, $713 million, $701 million, $708 million and $712 million at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

(4)
Corporate loans are net of unearned income of $(780) million, $(815) million, $(808) million, $(822) million and $(787) million at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

(5)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2019	2019	2019	2018	2018
Allowance for loan losses at beginning of period	$12,466	$12,329	$12,315	$12,336	$12,126
Provision for loan losses
Consumer	$1,979	$1,972	$1,942	$1,774	$1,869
Corporate	83	117	2	76	37
Total	$2,062	$2,089	$1,944	$1,850	$1,906
Gross credit losses
Consumer
In U.S. offices	$1,586	$1,680	$1,670	$1,495	$1,462
In offices outside the U.S.	588	591	602	595	596
Corporate
In U.S. offices	76	41	33	23	15
In offices outside the U.S.	31	42	40	53	21
Total	$2,281	$2,354	$2,345	$2,166	$2,094
Credit recoveries(1)
Consumer
In U.S. offices	$232	$255	$246	$217	$212
In offices outside the U.S.	118	123	134	132	120
Corporate
In U.S. offices	12	5	3	24	1
In offices outside the U.S.	6	8	14	7	5
Total	$368	$391	$397	$380	$338
Net credit losses
In U.S. offices	$1,418	$1,461	$1,454	$1,277	$1,264
In offices outside the U.S.	495	502	494	509	492
Total	$1,913	$1,963	$1,948	$1,786	$1,756
Other—net(2)(3)(4)(5)(6)(7)	$(85)	$11	$18	$(85)	$60
Allowance for loan losses at end of period	$12,530	$12,466	$12,329	$12,315	$12,336
Allowance for loan losses as a percentage of total loans(8)	1.82%	1.82%	1.82%	1.81%	1.84%
Allowance for unfunded lending commitments(9)	$1,385	$1,376	$1,391	$1,367	$1,321
Total allowance for loan losses and unfunded lending commitments	$13,915	$13,842	$13,720	$13,682	$13,657
Net consumer credit losses	$1,824	$1,893	$1,892	$1,741	$1,726
As a percentage of average consumer loans	2.23%	2.36%	2.38%	2.13%	2.11%
Net corporate credit losses (recoveries)	$89	$70	$56	$45	$30
As a percentage of average corporate loans	0.10%	0.08%	0.07%	0.06%	0.03%
Allowance by type at end of period(10)
Consumer	$10,199	$10,113	$10,026	$9,950	$9,997
Corporate	2,331	2,353	2,303	2,365	2,339
Total	$12,530	$12,466	$12,329	$12,315	$12,336

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)	The third quarter of 2019 includes a decrease of approximately $65 million related to FX translation.

(4)	The second quarter of 2019 includes an increase of approximately $13 million related to FX translation.

(5)	The first quarter of 2019 includes an increase of approximately $26 million related to FX translation.

(6)
The fourth quarter of 2018 includes a reduction of approximately $4 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $3 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the fourth quarter includes a decrease of approximately $76 million related to FX translation.

(7)
The third quarter of 2018 includes a reduction of approximately $5 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $2 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the third quarter includes an increase of approximately $62 million related to FX translation.

(8)
September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018 exclude $3.9 billion, $3.8 billion, $3.9 billion, $3.2 billion and $4.2 billion, respectively, of loans that are carried at fair value.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	September 30, 2019
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.8	$141.5	4.8%
North America mortgages(3)	0.4	56.2	0.7
North America other	0.3	14.0	2.1
International cards	0.6	24.3	2.5
International other(4)	2.1	90.0	2.3
Total consumer	$10.2	$326.0	3.1%
Total corporate	2.3	365.7	0.6
Total Citigroup	$12.5	$691.7	1.8%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $6.8 billion of loan loss reserves represented approximately 16 months of coincident net credit loss coverage.

(3)
Of the $0.4 billion, approximately $0.3 billion was allocated to North America mortgages in Corporate/Other, including $0.1 billion and $0.3 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $56.2 billion in loans, approximately $53.8 billion and $2.4 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

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

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2019	2019	2019	2018	2018
Corporate non-accrual loans(1)
North America	$901	$779	$922	$483	$679
EMEA	307	321	317	375	362
Latin America	275	259	225	230	266
Asia	44	51	18	223	233
Total corporate non-accrual loans	$1,527	$1,410	$1,482	$1,311	$1,540
Consumer non-accrual loans(2)
North America	$1,168	$1,216	$1,230	$1,241	$1,323
Latin America	719	723	694	715	764
Asia(3)	298	289	281	270	287
Total consumer non-accrual loans	$2,185	$2,228	$2,205	$2,226	$2,374
Total non-accrual loans	$3,712	$3,638	$3,687	$3,537	$3,914

(1)
Approximately 50%, 48%, 46%, 55% and 57% of Citi’s corporate non-accrual loans were performing at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively.

(2)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $117 million at September 30, 2019, $123 million at June 30, 2019, $125 million at March 31, 2019, $128 million at December 31, 2018 and $131 million at September 30, 2018.

(3)	Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,410	$2,228	$3,638	$1,623	$2,383	$4,006
Additions	1,037	912	1,949	436	758	1,194
Sales and transfers to HFS	(18)	(22)	(40)	(9)	(44)	(53)
Returned to performing	(10)	(87)	(97)	(14)	(136)	(150)
Paydowns/settlements	(849)	(289)	(1,138)	(479)	(207)	(686)
Charge-offs	(35)	(421)	(456)	(18)	(417)	(435)
Other	(8)	(136)	(144)	1	37	38
Ending balance	$1,527	$2,185	$3,712	$1,540	$2,374	$3,914

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,311	$2,226	$3,537	$1,942	$2,690	$4,632
Additions	2,259	2,457	4,716	1,889	2,410	4,299
Sales and transfers to HFS	(23)	(78)	(101)	(37)	(197)	(234)
Returned to performing	(49)	(321)	(370)	(118)	(490)	(608)
Paydowns/settlements	(1,832)	(749)	(2,581)	(1,976)	(804)	(2,780)
Charge-offs	(107)	(1,229)	(1,336)	(138)	(1,243)	(1,381)
Other	(32)	(121)	(153)	(22)	8	(14)
Ending balance	$1,527	$2,185	$3,712	$1,540	$2,374	$3,914

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2019	2019	2019	2018	2018
OREO
North America	$51	$47	$63	$64	$76
EMEA	1	1	1	1	1
Latin America	14	14	13	12	25
Asia	6	20	21	22	7
Total OREO	$72	$82	$98	$99	$109
Non-accrual assets
Corporate non-accrual loans	$1,527	$1,410	$1,482	$1,311	$1,540
Consumer non-accrual loans	2,185	2,228	2,205	2,226	2,374
Non-accrual loans (NAL)	$3,712	$3,638	$3,687	$3,537	$3,914
OREO	$72	$82	$98	$99	$109
Non-accrual assets (NAA)	$3,784	$3,720	$3,785	$3,636	$4,023
NAL as a percentage of total loans	0.54%	0.53%	0.54%	0.52%	0.58%
NAA as a percentage of total assets	0.19	0.19	0.19	0.19	0.21
Allowance for loan losses as a percentage of NAL(1)	338	343	334	348	315

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Sept. 30, 2019	Dec. 31, 2018
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$170	$188
Mortgage and real estate	54	111
Financial institutions	—	16
Other	4	2
Total	$228	$317
In offices outside the U.S.
Commercial and industrial(2)	$228	$226
Mortgage and real estate	21	12
Financial institutions	9	9
Other	—	—
Total	$258	$247
Total corporate renegotiated loans	$486	$564
Consumer renegotiated loans(3)(4)(5)
In U.S. offices
Mortgage and real estate	$2,257	$2,520
Cards	1,440	1,338
Installment and other	82	86
Total	$3,779	$3,944
In offices outside the U.S.
Mortgage and real estate	$317	$311
Cards	455	480
Installment and other	430	415
Total	$1,202	$1,206
Total consumer renegotiated loans	$4,981	$5,150

(1)
Includes $404 million and $466 million of non-accrual loans included in the non-accrual loans table above at September 30, 2019 and December 31, 2018, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at September 30, 2019, Citi also modified $27 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession.

(3)
Includes $981 million and $1,015 million of non-accrual loans included in the non-accrual loans table above at September 30, 2019 and December 31, 2018, respectively. The remaining loans are accruing interest.

(4)	Includes $18 million and $17 million of commercial real estate loans at September 30, 2019 and December 31, 2018, respectively.

(5)	Includes $112 million and $101 million of other commercial loans at September 30, 2019 and December 31, 2018, respectively.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2018 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-Bank and Other			Total
In billions of dollars	Sept. 30, 2019	Jun. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Jun. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Jun. 30, 2019	Sept. 30, 2018
Available cash	$123.7	$102.1	$105.1	$31.8	$42.1	$35.1	$155.5	$144.2	$140.2
U.S. sovereign	94.3	93.8	102.2	32.4	37.0	29.7	126.7	130.8	131.9
U.S. agency/agency MBS	55.5	57.5	56.4	4.6	4.8	6.5	60.1	62.3	62.9
Foreign government debt(1)	65.9	61.9	74.9	10.9	4.0	9.6	76.8	65.9	84.5
Other investment grade	2.9	3.1	0.2	0.7	0.7	1.1	3.6	3.8	1.3
Total HQLA (AVG)	$342.3	$318.4	$338.8	$80.4	$88.6	$82.0	$422.7	$407.0	$420.8

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

(1)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Hong Kong, India, Korea, Mexico and Canada.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage Ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities and any amounts in excess of these minimums that are assumed to be transferable to other entities within Citigroup. Citigroup’s HQLA increased sequentially, largely reflecting an increase in cash from deposit growth, partially offset by the use of liquidity to fund long-term debt maturities at the parent, rather than re-issuing new debt.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLBs) of which Citi is a member, which was approximately $40 billion as of September 30, 2019 (compared to $32 billion as of June 30, 2019 and $29 billion as of September 30, 2018) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.

Liquidity Coverage Ratio
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Sept. 30, 2019	Jun. 30, 2019	Sept. 30, 2018
HQLA	$422.7	$407.0	$420.8
Net outflows	373.4	353.5	350.8
LCR	113%	115%	120%
HQLA in excess of net outflows	$49.3	$53.5	$70.0

Note: The amounts are presented on an average basis.

Citi’s average LCR decreased sequentially, as an increase in modeled net outflows more than offset an increase in HQLA. The increase in modeled net outflows was largely driven by deposit growth at the bank entities, which outpaced the increase in HQLA as a result of both limitations on the amount of Citibank HQLA available for inclusion in the consolidated metric, as well as the funding of long-term debt maturities (as described in HQLA above).

Loans
The table below details the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Sept. 30, 2019	Jun. 30, 2019	Sept. 30, 2018
Global Consumer Banking
North America	$199.0	$195.4	$192.8
Latin America	25.4	25.6	26.3
Asia(1)	88.9	88.4	87.7
Total	$313.3	$309.4	$306.8
Institutional Clients Group
Corporate lending	$131.7	$132.9	$130.9
Treasury and trade solutions (TTS)	72.5	73.2	76.9
Private bank	104.0	101.2	92.8
Markets and securities services and other	52.3	50.6	45.6
Total	$360.5	$357.9	$346.2
Total Corporate/Other	$11.2	$12.3	$17.3
Total Citigroup loans (AVG)	$685.0	$679.6	$670.3
Total Citigroup loans (EOP)	$691.7	$688.7	$674.9

(1)	Includes loans in certain EMEA countries for all periods presented.

End-of-period loans increased 2% year-over-year and remained largely unchanged sequentially. On an average basis, loans increased 2% year-over-year and increased 1% sequentially.
Excluding the impact of FX translation, average loans increased 3% year-over-year and 4% in aggregate across GCB and ICG. Average GCB loans grew 3% year-over-year, driven by continued growth in North America GCB and Asia GCB. Average loans in Latin America GCB declined 1% year-over-year, reflecting a continued deceleration in GDP growth in Mexico and a slowdown in overall industry volumes.
Excluding the impact of FX translation, average ICG loans increased 5% year-over-year. TTS loans declined 5% year-over-year, despite strong origination volumes, as Citi continued to utilize its distribution capabilities to optimize the balance sheet and drive returns while maintaining support to its clients. Loans in corporate lending increased 2% year-over-year, as Citi continued to support its clients’ strategic financing needs. Private bank loans increased 13%, reflecting growth across regions, driven by both new clients and the deepening of relationships with existing clients. Finally, continued strong Markets and securities services loan growth year-over-year was driven primarily by residential and commercial real estate warehouse lending.
Average Corporate/Other loans continued to decline (down 34%), driven by the wind-down of legacy assets.

Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Sept. 30, 2019	Jun. 30, 2019	Sept. 30, 2018
Global Consumer Banking
North America	$186.0	$183.0	$180.2
Latin America	29.2	29.2	29.4
Asia(1)	100.6	100.7	97.6
Total	$315.8	$312.9	$307.2
Institutional Clients Group
Treasury and trade solutions (TTS)	$501.7	$484.2	$456.7
Banking ex-TTS	137.1	133.2	124.6
Markets and securities services	95.8	94.0	86.7
Total	$734.6	$711.4	$668.0
Corporate/Other	$15.9	$15.6	$10.5
Total Citigroup deposits (AVG)	$1,066.3	$1,039.9	$985.7
Total Citigroup deposits (EOP)	$1,087.8	$1,045.6	$1,005.2

(1)	Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 8% year-over-year and 4% sequentially. On an average basis, deposits increased 8% year-over-year and 3% sequentially.
Excluding the impact of FX translation, average deposits grew 9% from the prior-year period.
In GCB, deposits increased 4%, driven by growth across all regions. In North America GCB, deposit growth accelerated to 3%, as Citi continued to make progress against its strategy of delivering a more integrated, multi-product relationship model.
Within ICG, average deposits grew 11% year-over-year, primarily driven by continued deposit growth in TTS.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.4 years as of September 30, 2019, compared to 8.8 years as of the prior year and 8.5 years as of the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Sept. 30, 2019	Jun. 30, 2019	Sept. 30, 2018
Parent and other(1)
Benchmark debt:
Senior debt	$104.3	$111.2	$107.2
Subordinated debt	25.9	25.5	25.1
Trust preferred	1.7	1.7	1.7
Customer-related debt	50.1	47.9	35.4
Local country and other(2)	5.3	3.3	3.8
Total parent and other	$187.3	$189.6	$173.2
Bank
FHLB borrowings	$5.5	$7.7	$10.5
Securitizations(3)	22.8	25.9	27.4
Citibank benchmark senior debt	23.1	25.4	21.0
Local country and other(2)	3.5	3.6	3.2
Total bank	$54.9	$62.6	$62.1
Total long-term debt	$242.2	$252.2	$235.3
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
Parent and other includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of September 30, 2019, Parent and other included $42.0 billion of long-term debt issued by Citi’s broker-dealer subsidiaries.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding increased year-over-year, primarily driven by the issuance of customer-related debt at the non-bank entities, partially offset by a decline in FHLB borrowings and securitizations. Sequentially, Citi’s total long-term debt outstanding decreased, primarily driven by a decline in unsecured senior benchmark debt at the non-bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During the third quarter of 2019, Citi repurchased and called an aggregate of approximately $2.3 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q19		2Q19		3Q18
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$6.9	$—	$5.1	$4.5	$4.2	$4.5
Subordinated debt	—	—	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	2.7	6.1	3.2	7.5	1.2	2.9
Local country and other	—	0.1	0.3	0.2	0.3	0.2
Total parent and other	$9.6	$6.2	$8.6	$12.2	$5.7	$7.6
Bank
FHLB borrowings	$4.3	$2.1	$2.8	$—	$3.3	$—
Securitizations	3.2	—	0.1	—	2.9	1.9
Citibank benchmark senior debt	2.3	—	—	3.9	—	2.5
Local country and other	0.1	—	0.4	0.2	0.2	0.3
Total bank	$9.9	$2.1	$3.3	$4.1	$6.4	$4.7
Total	$19.5	$8.3	$11.9	$16.3	$12.1	$12.3

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2019, as well as its aggregate expected remaining long-term debt maturities by year as of September 30, 2019:

	2019 YTD	Maturities
In billions of dollars		2019	2020	2021	2022	2023	2024	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$12.2	$1.8	$8.9	$14.2	$9.3	$12.5	$7.9	$49.7	$104.3
Subordinated debt	—	—	—	—	0.7	1.3	1.4	22.5	25.9
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt	6.8	1.5	9.7	5.3	4.6	2.8	2.3	23.9	50.1
Local country and other	0.4	0.8	0.6	1.1	1.5	0.1	—	1.2	5.3
Total parent and other	$19.4	$4.1	$19.2	$20.6	$16.1	$16.7	$11.6	$99.0	$187.3
Bank
FHLB borrowings	$7.1	$—	$5.5	$—	$—	$—	$—	$—	$5.5
Securitizations	5.8	2.1	4.5	7.2	2.2	2.5	1.2	3.1	22.8
Citibank benchmark debt	4.7	—	8.7	6.1	5.6	—	2.7	—	23.1
Local country and other	0.9	0.6	1.4	0.4	0.3	0.1	0.4	0.3	3.5
Total bank	$18.5	$2.7	$20.1	$13.7	$8.1	$2.6	$4.3	$3.4	$54.9
Total long-term debt	$37.9	$6.8	$39.3	$34.3	$24.2	$19.3	$15.9	$102.4	$242.2

Secured Funding Transactions and Short-Term Borrowings
Citi supplements its primary sources of funding with short-term financings that generally include (i) secured funding transactions consisting of securities loaned or sold under agreements to repurchase, or repos, and (ii) to a lesser extent, short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants.

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
Secured funding of $195 billion as of September 30, 2019 increased 11% from the prior-year period and 8% sequentially. Excluding the impact of FX translation, secured funding increased 14% from the prior-year period and 10% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $198 billion for the quarter ended September 30, 2019.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less-liquid securities inventory was greater than 110 days as of September 30, 2019.

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

Short-Term Borrowings
Citi’s short-term borrowings of $35 billion increased 4% year-over-year, reflecting growth in total commercial paper outstanding, partially offset by lower FHLB advances. Sequentially, short-term borrowings declined 17%, primarily driven by a reduction in FHLB advances and total commercial paper outstanding (see Note 16 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of September 30, 2019.

Ratings as of September 30, 2019

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of September 30, 2019, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.3 billion, unchanged from June 30, 2019. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of September 30, 2019, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $0.7 billion, compared to $0.5 billion as of June 30, 2019.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in increased aggregate cash obligations and collateral requirements of approximately $1.0 billion, compared to $0.8 billion as of June 30, 2019 (see also Note 19 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, the liquidity resources that are eligible for inclusion in the calculation of Citi’s consolidated HQLA were approximately $342 billion for Citibank and approximately $80 billion for Citi’s non-bank and other entities, for a total of approximately $423 billion for the quarter ended September 30, 2019. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of September 30, 2019, Citibank had liquidity commitments of approximately $10.0 billion to consolidated asset-backed commercial paper conduits, compared to $12.9 billion as of June 30, 2019 (as referenced in Note 18 to the Consolidated Financial Statements).
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

Market Risk of Non-Trading Portfolios
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Sept. 30, 2019	Jun. 30, 2019	Sept. 30, 2018
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$292	$404	$879
All other currencies	605	659	649
Total	$897	$1,063	$1,528
As a percentage of average interest-earning assets	0.05%	0.06%	0.09%
Estimated initial impact to AOCI (after-tax)(2)	$(4,055)	$(3,738)	$(4,597)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(24)	(23)	(31)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(203) million for a 100 bps instantaneous increase in interest rates as of September 30, 2019.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The estimated impact to net interest revenue decreased on a sequential basis, reflecting changes in balance sheet composition and Citi Treasury positioning. The increase in the estimated impact to AOCI primarily reflected changes to the positioning of Citi Treasury’s investment securities and related interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in stockholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of September 30, 2019, Citi expects that the negative $4.1 billion impact to AOCI in such a scenario could potentially be offset over approximately 31 months.
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under five different changes in interest rate scenarios for the U.S. dollar and Citi’s other currencies.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$292	$343	$52	$(79)	$(744)
All other currencies	605	558	34	(34)	(395)
Total	$897	$901	$86	$(113)	$(1,139)
Estimated initial impact to AOCI (after-tax)(1)	$(4,055)	$(2,599)	$(1,505)	$1,125	$3,405
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(24)	(16)	(9)	6	18
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of September 30, 2019, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 1.0%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro and Australian dollar.

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

	For the quarter ended
In millions of dollars, except as otherwise noted	Sept. 30, 2019	Jun. 30, 2019	Sept. 30, 2018
Change in FX spot rate(1)	(3.0)%	0.4%	(0.2)%
Change in TCE due to FX translation, net of hedges	$(1,192)	$56	$(354)
As a percentage of TCE	(0.8)%	—%	(0.2)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(1)	—	—

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	3rd Qtr.		2nd Qtr.		3rd Qtr.		Change
In millions of dollars, except as otherwise noted	2019		2019		2018		3Q19 vs. 3Q18
Interest revenue(1)	$19,224		$19,761		$18,228		5%
Interest expense(2)	7,536		7,762		6,368		18
Net interest revenue, taxable equivalent basis	$11,688		$11,999		$11,860		(1)%
Interest revenue—average rate(3)	4.21%		4.40%		4.15%		6	bps
Interest expense—average rate	2.04		2.14		1.83		21	bps
Net interest margin(3)(4)	2.56		2.67		2.70		(14)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	1.69%		2.13%		2.67%		(98)	bps
10-year U.S. Treasury note—average rate	1.80		2.34		2.92		(112)	bps
10-year vs. two-year spread	11	bps	21	bps	25	bps
Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S. As of the fourth quarter of 2018, Citi’s FDIC surcharge was eliminated (approximately $130 million per quarter).

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21% in 2019 and 2018) of $47 million, $49 million and $58 million for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

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

Citi’s net interest revenue in the third quarter of 2019 decreased 1% to $11.6 billion versus the prior-year period. Citi’s net interest revenue on a taxable equivalent basis also decreased 1% (as set forth in the table above). Excluding the impact of FX translation, net interest revenue was largely unchanged, as total net interest revenue ex-markets (fixed income markets and equity markets) growth of 3% or $270 million was offset by a decline in markets net interest revenue of 25% or $280 million. The increase in total net interest revenue ex-markets was driven by loan growth and a favorable loan mix, along with the absence of the FDIC surcharge. The decline in markets net interest revenue was driven by ongoing changes in the composition and mix of the business’s revenues between net interest revenue and non-interest revenue.
As set forth above, Citi’s NIM was 2.56% on a taxable equivalent basis in the third quarter of 2019, a decrease of 11 basis points from the prior quarter, primarily driven by the lower markets net interest revenue.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2019	2019	2018	2019	2019	2018	2019	2019	2018
Assets
Deposits with banks(4)	$194,972	$192,483	$186,907	$736	$736	$629	1.50%	1.53%	1.34%
Securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$145,267	$147,677	$154,120	$1,198	$1,345	$1,065	3.27%	3.65%	2.74%
In offices outside the U.S.(4)	118,741	118,973	114,389	549	552	360	1.83	1.86	1.25
Total	$264,008	$266,650	$268,509	$1,747	$1,897	$1,425	2.63%	2.85%	2.11%
Trading account assets(6)(7)
In U.S. offices	$113,711	$108,993	$92,034	$1,062	$1,014	$1,048	3.71%	3.73%	4.52%
In offices outside the U.S.(4)	137,514	136,733	112,979	834	1,129	614	2.41	3.31	2.16
Total	$251,225	$245,726	$205,013	$1,896	$2,143	$1,662	2.99%	3.50%	3.22%
Investments
In U.S. offices
Taxable	$218,823	$217,593	$227,282	$1,224	$1,273	$1,343	2.22%	2.35%	2.34%
Exempt from U.S. income tax	14,649	15,233	17,088	126	196	175	3.41	5.16	4.06
In offices outside the U.S.(4)	118,991	114,575	103,120	1,083	1,060	903	3.61	3.71	3.47
Total	$352,463	$347,401	$347,490	$2,433	$2,529	$2,421	2.74%	2.92%	2.76%
Loans (net of unearned income)(8)
In U.S. offices	$396,038	$393,694	$385,610	$7,708	$7,614	$7,331	7.72%	7.76%	7.54%
In offices outside the U.S.(4)	288,942	285,928	284,663	4,304	4,385	4,326	5.91	6.15	6.03
Total	$684,980	$679,622	$670,273	$12,012	$11,999	$11,657	6.96%	7.08%	6.90%
Other interest-earning assets(9)	$63,869	$67,885	$63,741	$400	$457	$434	2.48%	2.70%	2.70%
Total interest-earning assets	$1,811,517	$1,799,767	$1,741,933	$19,224	$19,761	$18,228	4.21%	4.40%	4.15%
Non-interest-earning assets(6)	$188,565	$179,357	$180,871
Total assets	$2,000,082	$1,979,124	$1,922,804

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21% in 2019 and 2018) of $47 million, $49 million and $58 million for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

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

(8)	Includes cash-basis loans.

(9)	Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2019	2019	2018	2019	2019	2018	2019	2019	2018
Liabilities
Deposits
In U.S. offices(4)	$400,445	$377,651	$341,679	$1,699	$1,627	$1,231	1.68%	1.73%	1.43%
In offices outside the U.S.(5)	491,472	485,069	452,197	1,670	1,657	1,349	1.35	1.37	1.18
Total	$891,917	$862,720	$793,876	$3,369	$3,284	$2,580	1.50%	1.53%	1.29%
Securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$117,823	$112,386	$105,194	$1,087	$1,149	$872	3.66%	4.10%	3.29%
In offices outside the U.S.(5)	81,677	76,659	70,638	543	575	378	2.64	3.01	2.12
Total	$199,500	$189,045	$175,832	$1,630	$1,724	$1,250	3.24%	3.66%	2.82%
Trading account liabilities(7)(8)
In U.S. offices	$37,465	$35,939	$38,385	$228	$215	$167	2.41%	2.40%	1.73%
In offices outside the U.S.(5)	48,985	59,065	57,746	117	105	106	0.95	0.71	0.73
Total	$86,450	$95,004	$96,131	$345	$320	$273	1.58%	1.35%	1.13%
Short-term borrowings(9)
In U.S. offices	$75,179	$84,091	$85,592	$517	$630	$502	2.73%	3.00%	2.33%
In offices outside the U.S.(5)	17,576	22,114	22,579	92	85	76	2.08	1.54	1.34
Total	$92,755	$106,205	$108,171	$609	$715	$578	2.60%	2.70%	2.12%
Long-term debt(10)
In U.S. offices	$192,943	$197,578	$200,199	$1,569	$1,685	$1,647	3.23%	3.42%	3.26%
In offices outside the U.S.(5)	4,698	4,946	5,390	14	34	40	1.18	2.76	2.94
Total	$197,641	$202,524	$205,589	$1,583	$1,719	$1,687	3.18%	3.40%	3.26%
Total interest-bearing liabilities	$1,468,263	$1,455,498	$1,379,599	$7,536	$7,762	$6,368	2.04%	2.14%	1.83%
Demand deposits in U.S. offices	$27,538	$29,929	$31,697
Other non-interest-bearing liabilities(7)	307,586	296,747	312,174
Total liabilities	$1,803,387	$1,782,174	$1,723,470
Citigroup stockholders’ equity	$196,034	$196,237	$198,494
Noncontrolling interest	661	713	840
Total equity	$196,695	$196,950	$199,334
Total liabilities and stockholders’ equity	$2,000,082	$1,979,124	$1,922,804
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,026,273	$1,015,979	$1,005,236	$7,036	$7,029	$7,307	2.72%	2.77%	2.88%
In offices outside the U.S.(6)	785,244	783,788	736,697	4,652	4,970	4,553	2.35	2.54	2.45
Total	$1,811,517	$1,799,767	$1,741,933	$11,688	$11,999	$11,860	2.56%	2.67%	2.70%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21% in 2019 and 2018) of $47 million, $49 million and $58 million for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

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

(11)	Includes allocations for capital and funding costs based on the location of the asset.
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2019	2018	2019	2018	2019	2018
Assets
Deposits with banks(4)	$186,275	$177,975	$2,079	$1,554	1.49%	1.17%
Securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$148,492	$149,251	$3,805	$2,616	3.43%	2.34%
In offices outside the U.S.(4)	120,274	115,469	1,629	1,184	1.81	1.37
Total	$268,766	$264,720	$5,434	$3,800	2.70%	1.92%
Trading account assets(6)(7)
In U.S. offices	$106,203	$94,128	$3,016	$2,768	3.80%	3.93%
In offices outside the U.S.(4)	132,973	116,474	2,715	2,048	2.73	2.35
Total	$239,176	$210,602	$5,731	$4,816	3.20%	3.06%
Investments
In U.S. offices
Taxable	$220,716	$227,525	$4,006	$3,882	2.43%	2.28%
Exempt from U.S. income tax	15,390	17,319	451	525	3.92	4.05
In offices outside the U.S.(4)	114,185	104,330	3,083	2,693	3.61	3.45
Total	$350,291	$349,174	$7,540	$7,100	2.88%	2.72%
Loans (net of unearned income)(8)
In U.S. offices	$394,376	$382,980	$22,971	$21,021	7.79%	7.34%
In offices outside the U.S.(4)	286,894	286,334	13,030	12,754	6.07	5.96
Total	$681,270	$669,314	$36,001	$33,775	7.07%	6.75%
Other interest-earning assets(9)	$66,225	$66,614	$1,340	$1,192	2.71%	2.39%
Total interest-earning assets	$1,792,003	$1,738,399	$58,125	$52,237	4.34%	4.02%
Non-interest-earning assets(6)	$180,870	$176,311
Total assets	$1,972,873	$1,914,710

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 21% in 2019 and 2018) of $160 million and $185 million for the nine months ended September 30, 2019 and 2018, respectively.

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

(8)	Includes cash-basis loans.

(9)	Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2019	2018	2019	2018	2019	2018
Liabilities
Deposits
In U.S. offices(4)	$381,447	$332,542	$4,815	$3,169	1.69%	1.27%
In offices outside the U.S.(5)	483,228	450,546	4,865	3,652	1.35	1.08
Total	$864,675	$783,088	$9,680	$6,821	1.50%	1.16%
Securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$113,747	$102,242	$3,343	$2,272	3.93%	2.97%
In offices outside the U.S.(5)	77,080	68,215	1,600	1,151	2.78	2.26
Total	$190,827	$170,457	$4,943	$3,423	3.46%	2.68%
Trading account liabilities(7)(8)
In U.S. offices	$37,856	$36,161	$639	$434	2.26%	1.60%
In offices outside the U.S.(5)	54,392	58,840	353	290	0.87	0.66
Total	$92,248	$95,001	$992	$724	1.44%	1.02%
Short-term borrowings(9)
In U.S. offices	$78,237	$86,377	$1,718	$1,330	2.94%	2.06%
In offices outside the U.S.(5)	21,143	23,305	258	242	1.63	1.39
Total	$99,380	$109,682	$1,976	$1,572	2.66%	1.92%
Long-term debt(10)
In U.S. offices	$194,142	$199,471	$4,939	$4,749	3.40%	3.18%
In offices outside the U.S.(5)	4,901	4,908	85	124	2.32	3.38
Total	$199,043	$204,379	$5,024	$4,873	3.37%	3.19%
Total interest-bearing liabilities	$1,446,173	$1,362,607	$22,615	$17,413	2.09%	1.71%
Demand deposits in U.S. offices	$28,120	$33,654
Other non-interest-bearing liabilities(7)	301,864	317,696
Total liabilities	$1,776,157	$1,713,957
Citigroup stockholders’ equity(11)	$195,992	$199,874
Noncontrolling interest	724	879
Total equity(11)	$196,716	$200,753
Total liabilities and stockholders’ equity	$1,972,873	$1,914,710
Net interest revenue as a percentage of average interest-earning assets
In U.S. offices	$1,012,940	$987,592	$21,298	$20,734	2.81%	2.81%
In offices outside the U.S.(5)	779,064	750,807	14,213	14,090	2.44	2.51
Total	$1,792,004	$1,738,399	$35,511	$34,824	2.65%	2.68%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 21% in 2019 and 2018) of $160 million and $185 million for the nine months ended September 30, 2019 and 2018, respectively.

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

(11)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	3rd Qtr. 2019 vs. 2nd Qtr. 2019			3rd Qtr. 2019 vs. 3rd Qtr. 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$9	$(9)	$—	$28	$79	$107
Securities borrowed or purchased under agreements to resell
In U.S. offices	$(22)	$(125)	$(147)	$(64)	$197	$133
In offices outside the U.S.(3)	(1)	(2)	(3)	14	175	189
Total	$(23)	$(127)	$(150)	$(50)	$372	$322
Trading account assets(4)
In U.S. offices	$44	$4	$48	$222	$(208)	$14
In offices outside the U.S.(3)	6	(301)	(295)	143	77	220
Total	$50	$(297)	$(247)	$365	$(131)	$234
Investments(1)
In U.S. offices	$4	$(123)	$(119)	$(66)	$(102)	$(168)
In offices outside the U.S.(3)	40	(17)	23	143	37	180
Total	$44	$(140)	$(96)	$77	$(65)	$12
Loans (net of unearned income)(5)
In U.S. offices	$45	$49	$94	$201	$176	$377
In offices outside the U.S.(3)	46	(127)	(81)	64	(86)	(22)
Total	$91	$(78)	$13	$265	$90	$355
Other interest-earning assets(6)	$(26)	$(31)	$(57)	$1	$(35)	$(34)
Total interest revenue	$145	$(682)	$(537)	$686	$310	$996

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 21% in 2019 and 2018 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(5)	Includes cash-basis loans.

(6)	Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	3rd Qtr. 2019 vs. 2nd Qtr. 2019			3rd Qtr. 2019 vs. 3rd Qtr. 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$97	$(25)	$72	$230	$238	$468
In offices outside the U.S.(3)	22	(9)	13	123	198	321
Total	$119	$(34)	$85	$353	$436	$789
Securities loaned or sold under agreements to repurchase
In U.S. offices	$54	$(116)	$(62)	$111	$104	$215
In offices outside the U.S.(3)	36	(68)	(32)	65	100	165
Total	$90	$(184)	$(94)	$176	$204	$380
Trading account liabilities(4)
In U.S. offices	$9	$4	$13	$(4)	$65	$61
In offices outside the U.S.(3)	(20)	32	12	(18)	29	11
Total	$(11)	$36	$25	$(22)	$94	$72
Short-term borrowings(5)
In U.S. offices	$(64)	$(49)	$(113)	$(65)	$80	$15
In offices outside the U.S.(3)	(20)	27	7	(20)	36	16
Total	$(84)	$(22)	$(106)	$(85)	$116	$31
Long-term debt
In U.S. offices	$(39)	$(77)	$(116)	$(59)	$(19)	$(78)
In offices outside the U.S.(3)	(2)	(18)	(20)	(5)	(21)	(26)
Total	$(41)	$(95)	$(136)	$(64)	$(40)	$(104)
Total interest expense	$73	$(299)	$(226)	$358	$810	$1,168
Net interest revenue	$72	$(383)	$(311)	$328	$(500)	$(172)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 21% in 2019 and 2018 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(5)	Includes Brokerage payables.

Analysis of Changes in Interest Revenue(1)(2)(3)

	Nine Months 2019 vs. Nine Months 2018
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits with banks(3)	$75	$450	$525
Securities borrowed or purchased under agreements to resell
In U.S. offices	$(13)	$1,202	$1,189
In offices outside the U.S.(3)	51	394	445
Total	$38	$1,596	$1,634
Trading account assets(4)
In U.S. offices	$345	$(97)	$248
In offices outside the U.S.(3)	312	355	667
Total	$657	$258	$915
Investments(1)
In U.S. offices	$(161)	$211	$50
In offices outside the U.S.(3)	262	128	390
Total	$101	$339	$440
Loans (net of unearned income)(5)
In U.S. offices	$638	$1,312	$1,950
In offices outside the U.S.(3)	25	251	276
Total	$663	$1,563	$2,226
Other interest-earning assets(6)	$(7)	$155	$148
Total interest revenue	$1,527	$4,361	$5,888

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 21% in 2019 and 2018 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(5)	Includes cash-basis loans.

(6)	Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	Nine Months 2019 vs. Nine Months 2018
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits
In U.S. offices	$513	$1,133	$1,646
In offices outside the U.S.(3)	280	933	1,213
Total	$793	$2,066	$2,859
Securities loaned or sold under agreements to repurchase
In U.S. offices	$277	$794	$1,071
In offices outside the U.S.(3)	162	287	449
Total	$439	$1,081	$1,520
Trading account liabilities(4)
In U.S. offices	$21	$184	$205
In offices outside the U.S.(3)	(23)	86	63
Total	$(2)	$270	$268
Short-term borrowings(5)
In U.S. offices	$(135)	$523	$388
In offices outside the U.S.(3)	(24)	40	16
Total	$(159)	$563	$404
Long-term debt
In U.S. offices	$(129)	$319	$190
In offices outside the U.S.(3)	—	(39)	(39)
Total	$(129)	$280	$151
Total interest expense	$942	$4,260	$5,202
Net interest revenue	$585	$101	$686

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 21% in 2019 and 2018 and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(5)	Includes Brokerage payables.

Market Risk of Trading Portfolios

Value at Risk
As of September 30, 2019, Citi estimates that the conservative features of its VAR calibration contributed an approximate 26% add-on to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets. As of June 30, 2019, the add-on was 25%.
As set forth in the table below, Citi's average trading VAR decreased from June 30, 2019 to September 30, 2019. The decrease was mainly due to a decrease in mark-to-market interest rate hedging exposure in the Markets businesses within ICG. Citi’s average trading and credit portfolio VAR also decreased from June 30, 2019 to September 30, 2019, in line with the decrease in average trading VAR.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Third Quarter		Second Quarter		Third Quarter
In millions of dollars	September 30, 2019	2019 Average	June 30, 2019	2019 Average	September 30, 2018	2018 Average
Interest rate	$29	$33	$40	$36	$33	$58
Credit spread	40	41	46	43	45	42
Covariance adjustment(1)	(24)	(23)	(24)	(20)	(17)	(24)
Fully diversified interest rate and credit spread(2)	$45	$51	$62	$59	$61	$76
Foreign exchange	12	20	29	25	18	21
Equity	13	17	22	13	23	21
Commodity	16	26	25	25	17	21
Covariance adjustment(1)	(48)	(60)	(69)	(63)	(58)	(68)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$38	$54	$69	$59	$61	$71
Specific risk-only component(3)	$(5)	$2	$2	$2	$7	$1
Total trading VAR—general market risk factors only (excluding credit portfolios)	$43	$52	$67	$57	$54	$70
Incremental impact of the credit portfolio(4)	$16	$12	$7	$10	$11	$11
Total trading and credit portfolio VAR	$54	$66	$76	$69	$72	$82

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Third Quarter		Second Quarter		Third Quarter
	2019		2019		2018
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$25	$42	$27	$47	$33	$80
Credit spread	37	47	39	48	38	47
Fully diversified interest rate and credit spread	$45	$60	$49	$72	$61	$95
Foreign exchange	12	29	20	32	13	27
Equity	11	24	7	22	16	28
Commodity	16	75	20	33	16	27
Total trading	$38	$84	$46	$69	$56	$91
Total trading and credit portfolio	54	93	59	77	66	101
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Sept. 30, 2019
Total—all market risk factors, including general and specific risk
Average—during quarter	$54
High—during quarter	85
Low—during quarter	39

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
As of September 30, 2019, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months.

STRATEGIC RISK
For additional information on strategic risk at Citi, see “Strategic Risk” in Citi’s 2018 Annual Report on Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by
country (excluding the U.S.) as of September 30, 2019. The total exposure as of September 30, 2019 to the top 25 countries disclosed below, in combination with the U.S., would represent approximately 96% of Citi’s exposure to all countries. For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 29% of corporate loans presented in the table below are to U.K. domiciled
entities (31% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.
Approximately 85% of the total U.K. funded loans and 90% of
the total U.K. unfunded commitments were investment grade
as of September 30, 2019. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 3Q19	Total as of 2Q19	Total as of 3Q18	Total as a % of Citi as of 3Q19
United Kingdom	$47.6	$—	$4.6	$52.5	$11.4	$(3.4)	$6.8	$(2.9)	$116.6	$117.7	$123.7	7.1%
Mexico	9.5	24.8	0.3	8.1	2.8	(0.8)	16.0	6.6	67.3	66.8	61.9	4.1
Hong Kong	18.4	14.7	0.7	7.0	1.2	(0.1)	7.8	2.8	52.5	49.5	45.9	3.2
Singapore	13.6	13.3	0.4	4.4	1.3	(0.4)	7.2	1.5	41.3	42.7	41.0	2.5
Ireland	12.9	—	1.3	19.7	0.3	—	—	0.6	34.8	32.9	31.1	2.1
Korea	1.7	17.1	0.1	2.1	1.5	(0.4)	8.2	0.9	31.2	31.6	33.7	1.9
India	4.1	7.3	0.7	5.2	1.1	(0.5)	10.0	1.7	29.6	31.3	27.2	1.8
Brazil	11.8	—	—	3.0	4.6	(0.9)	3.9	3.3	25.7	26.4	25.9	1.6
Australia	4.6	9.4	—	5.8	1.6	(0.4)	1.5	(1.7)	20.8	21.8	24.1	1.3
China	6.1	4.7	0.5	1.8	1.1	(0.4)	4.4	0.4	18.6	18.3	18.8	1.1
Japan	2.5	—	0.1	3.1	3.9	(1.5)	5.8	4.4	18.3	19.0	18.4	1.1
Germany	0.4	—	0.1	5.9	2.8	(3.5)	8.5	3.8	18.0	18.8	19.7	1.1
Taiwan	5.6	8.8	0.1	1.0	0.3	(0.1)	0.8	0.7	17.2	17.6	17.8	1.0
Canada	2.3	0.7	0.3	6.7	2.4	(0.5)	3.1	0.9	15.9	16.4	16.4	1.0
Poland	3.7	1.9	0.1	2.8	0.5	(0.1)	3.9	0.8	13.6	15.3	14.4	0.8
Jersey	7.6	—	0.2	5.8	—	—	—	—	13.6	12.8	10.3	0.8
United Arab Emirates	6.7	1.5	0.2	3.0	0.2	(0.1)	0.1	—	11.6	11.8	9.8	0.7
Malaysia	1.7	4.4	0.2	1.0	0.1	(0.1)	1.4	0.4	9.1	9.7	9.6	0.6
Thailand	0.7	2.7	0.1	1.7	—	—	1.7	0.9	7.8	8.5	7.2	0.5
Indonesia	2.1	1.0	—	1.4	—	(0.1)	1.3	0.2	5.9	6.2	5.8	0.4
Russia	1.8	0.8	—	0.7	0.3	(0.1)	1.0	0.5	5.0	5.4	4.1	0.3
Philippines	0.7	1.4	—	0.5	0.1	—	1.7	0.2	4.6	5.2	4.9	0.3
Cayman Islands	—	—	—	—	0.1	—	2.6	1.1	3.8	2.2	2.6	0.2
Czechia	0.9	—	—	0.5	2.4	—	—	—	3.8	4.0	3.3	0.2
South Africa	1.5	—	—	0.5	0.3	(0.1)	1.5	—	3.7	4.1	5.0	0.2
Total as a % of Citi’s Total Exposure												35.9%
Total as a % of Citi’s non-U.S. Total Exposure												89.5%

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of September 30, 2019, private bank loans in the table above totaled $29.7 billion, concentrated in Hong Kong ($9.3 billion), the U.K. ($7.2 billion) and Singapore ($7.2 billion).

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

Argentina
Citi operates in Argentina through its ICG businesses. As of September 30, 2019, Citi’s net investment in its Argentine operations was approximately $570 million. As previously disclosed, Citi uses the U.S. dollar as the functional currency for its operations in Argentina because the Argentine economy is considered highly inflationary under U.S. GAAP.
During the third quarter of 2019, the Argentine peso depreciated 36% against the U.S. dollar, and the U.S. rating agencies downgraded Argentina’s sovereign debt rating given renewed concerns of a debt default. Additionally, the government of Argentina announced a debt re-profiling on certain short-term obligations, and also implemented new capital and currency controls during the quarter. As of June 30, 2019, Citi had already remitted all available earnings from its Argentine operations that could be remitted during the 2019 calendar year, although the new capital controls will restrict Citi’s ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations in the future.
Citi economically hedges its foreign currency risk in its net investment in Argentina to the extent possible and prudent through the use of non-deliverable forward (NDF) derivative instruments that are executed outside of Argentina. During the third quarter of 2019, the international NDF market lost liquidity as a result of the capital controls on foreign exchange transactions mentioned above. Given the lack of liquidity in the international NDF market, Citi faces a risk that it will be unable to economically hedge its Argentine peso exposure if these contracts do not begin trading again in the near term. As a result, devaluations on Citi’s net Argentine peso-denominated assets would be recorded in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi consistently evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate loan loss reserves on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for such risks under U.S. GAAP as of September 30, 2019. However, given the recent events in Argentina, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures.

Potential Exit of U.K. from EU
As widely reported, the U.K. and the EU agreed to further extend the U.K.’s scheduled exit from the EU until January 31, 2020. For additional information regarding the U.K.’s potential exit from the EU, see “Risk Factors—Strategic Risk” and “Strategic Risk—Potential Exit of U.K. from EU” in Citi’s 2018 Annual Report on Form 10-K.

LIBOR Transition Risk
Citi continues to actively identify and manage its LIBOR transition risks. Citi’s LIBOR governance and implementation program remains focused on identifying and addressing the transition impact to Citi’s clients, operational capabilities, and legal and financial contracts, among others. Citi also continues to engage on transition issues with regulators and others, such as the Alternative Reference Rates Committee (ARRC) convened by the Federal Reserve Board, in addition to various industry working groups.
For additional information on Citi’s LIBOR transition risks and actions, see “Risk Factors—Strategic Risks” and “Managing Global Risk—Strategic Risks—LIBOR Transition Risk” in Citi’s 2018 Annual Report on Form 10-K.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 9 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
At September 30, 2019, Citigroup had recorded net DTAs of approximately $22.5 billion, an increase of $0.2 billion from June 30, 2019 and a decrease of $0.4 billion from December 31, 2018. The increase for the quarter was primarily driven by the DTA valuation allowance (VA) release as discussed below.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	September 30, 2019	December 31, 2018
Total U.S.	$20.6	$20.7
Total foreign	1.9	2.2
Total	$22.5	$22.9

Of Citi’s total net DTAs of $22.5 billion as of September 30, 2019, $10.2 billion (primarily relating to net operating losses, foreign tax credits and general business credit carry-forwards, which Citi reduced by $0.2 billion in the current quarter and $0.7 billion year-to-date, excluding the VA release), was deducted in calculating Citi’s regulatory capital. Net DTAs resulting from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter ended September 30, 2019, Citi did not have any such DTAs. Accordingly, the remaining $12.3 billion of net DTAs as of September 30, 2019 was not deducted in calculating regulatory capital pursuant to Basel III standards and was appropriately risk weighted under those rules.

DTA Valuation Allowance (VA) Release
In the third quarter of 2019, Citi committed to a plan as part of the Company’s liquidity management program, to increase its ownership of certain types of non-U.S. securities and to hold such securities in its U.S. operations. This action will generate incremental foreign source income in Citi’s U.S. tax returns over time. Based on these actions, the Company views it to be more-likely-than-not that Citi will utilize $182 million of FTC carry-forwards against which it had previously recorded a VA. Therefore, Citi released the associated approximately $182 million of VA in the third quarter.
Citi continues to look for other actions that may improve foreign source income in the U.S. and thus affect the VA. These actions can include the relocation of certain businesses to the U.S., each of which can raise client, regulatory or operational issues. No other action was deemed prudent and feasible as of September 30, 2019. In addition, in the fourth quarter of 2019, as part of its normal planning process, Citi updates its forecasts of operating income and foreign source income, which in turn can affect the VA.

Overall DTA Realizability
Citi believes that the realization of the recognized net DTAs of $22.5 billion at September 30, 2019 is more-likely-than-not, based upon management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

Effective Tax Rate
Citi’s reported effective tax rate for the third quarter of 2019 was approximately 18%, which included discrete items related to a tax audit settlement and the VA release discussed above, compared to 24% in the prior-year period. Citi’s effective tax rate excluding those discrete items was approximately 22%.

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
The CECL methodology represents a significant change from existing GAAP and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect that ASU 2016-13 will have on its Consolidated Financial Statements and related disclosures. The impact of the ASU will, among other things, depend upon the state of the economy, forecasted macroeconomic conditions and Citi’s portfolios at the date of adoption. Based on a preliminary analysis performed in the third quarter of 2019 and forecasts of macroeconomic conditions and exposures at that time, the overall impact is estimated to be an approximate 20–30% increase in expected credit loss reserves. When transitioning to CECL on January 1, 2020, Citi expects to build reserves for its consumer exposures while releasing reserves related to its corporate exposures. The ASU will be effective for Citi as of January 1, 2020. This increase would be reflected as a decrease to opening Retained earnings, net of income taxes, at January 1, 2020.
Implementation efforts have been underway, including model development and validation, fulfillment of additional data needs for new disclosures and reporting requirements, and drafting of accounting policies. Substantial progress has been made in model development and validation. Model validations and user acceptance testing commenced in the first quarter of 2019, with parallel runs in the third quarter of 2019. The Company intends to utilize a single macroeconomic scenario in estimating expected credit losses and to discount inputs for the corporate classifiably managed portfolios. Reasonable and supportable forecast periods and methods to revert to historical averages to arrive at lifetime expected credit losses vary by product.

For additional information on regulatory capital treatment, see “Capital Resources—Regulatory Capital Standards Developments—Regulatory Capital Treatment—Implementation and Transition of the Current Expected Credit
Losses (CECL) Methodology” in Citi’s 2018 Annual Report on Form 10-K.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019 and, based on that evaluation, the CEO and CFO have concluded that at that date, Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi, in its related quarterly reports on Form 10-Q, previously disclosed reportable activities pursuant to Section 219 for the first and second quarters of 2019.
During the third quarter of 2019, Citibank Europe plc, a subsidiary of Citi, acting as an intermediary bank, processed two transactions between two Irish banks paid to the Iranian Embassy in Ireland. The total aggregate value of the payments was EUR 250.00 (approximately USD 279.00). These transactions were for visa-related fees and are exempt pursuant to the Iranian Transactions and Sanctions Regulations. Citibank Europe plc realized nominal fees for the processing of these payments.

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
Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, target and illustrative, and similar expressions or future or conditional verbs such as will, should, would and could. Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations above and in Citi’s 2018 Annual Report on Form 10-K and other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2018 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

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

•
the ongoing regulatory and other uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential fiscal, regulatory or other changes from the U.S. Presidential administration and Congress, potential changes to various aspects of the regulatory capital framework and the terms of and other uncertainties resulting from the U.K.’s potential exit from the European Union, and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, strategy or organizational structure and compliance risks and costs;

•	Citi’s ability to utilize its DTAs (including the foreign tax credit component of its DTAs) and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of its ability to generate U.S. taxable income and by the provisions of and guidance issued in connection with the Tax Cuts and Jobs Act;

•
the potential impact to Citi if its interpretation or application of the complex tax laws to which it is subject, such as withholding, stamp, service and other non-income taxes, differs from those of the relevant governmental authorities;

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

•
the potential impact to Citi’s businesses, loan volumes, credit costs, revenues or other results of operations and financial condition as a result of macroeconomic and geopolitical challenges and uncertainties and volatilities, including, among others, changes in U.S. trade policies and resulting retaliatory measures from other countries, including imposition of tariffs, geopolitical tensions and conflicts and the terms or conditions regarding the U.K.’s potential withdrawal from the European Union;

•	the various risks faced by Citi as a result of weakening economic conditions in the U.S. or Citi’s other markets;

•	the potential impact to Citi from changes in monetary policy, such as reductions in interest rates and other actions by central banks;

•
the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations of hedges on net investments, foreign currency volatility, sovereign volatility, regulatory changes and political events, foreign exchange controls, limitations on foreign investment, sociopolitical instability (including from hyperinflation), fraud, nationalization or loss of licenses, business restrictions, sanctions or asset freezes, potential criminal charges, closure of branches or subsidiaries and confiscation of assets, as well as the resulting increased compliance, regulatory and legal risks and costs;

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

•	Citi’s ability to effectively compete with U.S. and non-U.S. financial services companies and others, including as a result of emerging technologies;

•	the transition from or discontinuance of LIBOR or any other interest rate benchmark and the adverse consequences it could have for market participants, including Citi;

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

•
the potential impact of credit risk and concentrations of risk on Citi’s results of operations, whether due to a default of or deterioration involving consumer, corporate or public sector counterparties in the U.S. or in various countries and jurisdictions globally, including as a result of any decline in commodity prices;

•
the potential impact to Citi if the economic situation in a non-U.S. jurisdiction where Citi operates were to deteriorate to such a level that U.S. regulators impose mandatory loan loss or other reserve requirements on Citi;

•
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

•
the increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others, including Citi and third parties with whom it does business, such as, among other things, theft, loss, misuse or disclosure of confidential or proprietary client, customer or corporate information or assets and a disruption of computer or network systems, and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including credit, remediation and other costs), exposure to litigation and other financial losses;

•
the potential impact of incorrect assumptions or estimates in Citi’s financial statements, or the impact of ongoing changes to financial accounting and reporting standards or interpretations, on how Citi records and reports its financial condition and results of operations;

•
the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk management and mitigation processes, strategies or models, including those related to its ability to manage and aggregate data, are deficient or ineffective, or require refinement, modification or enhancement, or any related approval is withdrawn by Citi’s U.S. banking regulators;

•
the potential impact to Citi of ongoing implementation and interpretation of regulatory changes and requirements in the U.S. and globally, including on Citi’s compliance risks and costs and reputational and legal risks as well as the impact of any remediation and other financial costs, such as penalties and fines; and

•
the potential outcomes of the extensive legal and regulatory proceedings, as well as regulatory examinations, investigations and other inquiries, to which Citi is or may be subject at any given time, particularly given the increased focus on conduct and controls risk and the severity of the remedies sought and potential collateral consequences to Citi arising from such outcomes.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2019	2018	2019	2018
Revenues
Interest revenue	$19,177	$18,170	$57,965	$52,052
Interest expense	7,536	6,368	22,615	17,413
Net interest revenue	$11,641	$11,802	$35,350	$34,639
Commissions and fees	$2,906	$2,803	$8,713	$8,944
Principal transactions	2,802	2,364	7,480	7,732
Administration and other fiduciary fees	880	911	2,588	2,750
Realized gains on sales of investments, net	361	69	959	341
Impairment losses on investments
Gross impairment losses	(14)	(70)	(27)	(113)
Net impairment losses recognized in earnings	$(14)	$(70)	$(27)	$(113)
Other revenue	$(2)	$510	$845	$1,437
Total non-interest revenues	$6,933	$6,587	$20,558	$21,091
Total revenues, net of interest expense	$18,574	$18,389	$55,908	$55,730
Provisions for credit losses and for benefits and claims
Provision for loan losses	$2,062	$1,906	$6,095	$5,504
Policyholder benefits and claims	17	26	48	73
Provision for unfunded lending commitments	9	42	18	66
Total provisions for credit losses and for benefits and claims	$2,088	$1,974	$6,161	$5,643
Operating expenses
Compensation and benefits	$5,329	$5,319	$16,368	$16,578
Premises and equipment	580	565	1,713	1,728
Technology/communication	1,783	1,806	5,227	5,361
Advertising and marketing	378	378	1,171	1,170
Other operating	2,394	2,243	7,069	7,111
Total operating expenses	$10,464	$10,311	$31,548	$31,948
Income from continuing operations before income taxes	$6,022	$6,104	$18,199	$18,139
Provision for income taxes	1,079	1,471	3,727	4,356
Income from continuing operations	$4,943	$4,633	$14,472	$13,783
Discontinued operations
Loss from discontinued operations	$(15)	$(8)	$(27)	$(17)
Benefit for income taxes	—	—	(27)	(17)
Loss from discontinued operations, net of taxes	$(15)	$(8)	$—	$—
Net income before attribution of noncontrolling interests	$4,928	$4,625	$14,472	$13,783
Noncontrolling interests	15	3	50	51
Citigroup’s net income	$4,913	$4,622	$14,422	$13,732
Basic earnings per share(1)
Income from continuing operations	$2.09	$1.74	$5.92	$5.04
Income from discontinued operations, net of taxes	(0.01)	—	—	—
Net income	$2.09	$1.73	$5.92	$5.04
Weighted average common shares outstanding (in millions)	2,220.8	2,479.8	2,282.4	2,524.1
Diluted earnings per share(1)
Income from continuing operations	$2.08	$1.74	$5.89	$5.04
Income (loss) from discontinued operations, net of taxes	(0.01)	—	—	—
Net income	$2.07	$1.73	$5.89	$5.04
Adjusted weighted average common shares outstanding (in millions)	2,237.1	2,481.4	2,298.2	2,525.5

(1)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Citigroup’s net income	$4,913	$4,622	$14,422	$13,732
Add: Citigroup's other comprehensive income
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$307	$(605)	$2,145	$(2,161)
Net change in debt valuation adjustment (DVA), net of taxes(1)	210	(287)	(358)	159
Net change in cash flow hedges, net of taxes	253	(74)	1,056	(397)
Benefit plans liability adjustment, net of taxes	(250)	26	(567)	415
Net change in foreign currency translation adjustment, net of taxes and hedges	(1,442)	(221)	(1,293)	(1,968)
Net change in excluded component of fair value hedges, net of taxes	(10)	10	52	(22)
Citigroup’s total other comprehensive income	$(932)	$(1,151)	$1,035	$(3,974)
Citigroup’s total comprehensive income	$3,981	$3,471	$15,457	$9,758
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$(33)	$8	$(26)	$(35)
Add: Net income attributable to noncontrolling interests	15	3	50	51
Total comprehensive income	$3,963	$3,482	$15,481	$9,774

(1)	See Note 1 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	September 30,
	2019	December 31,
In millions of dollars	(Unaudited)	2018
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,086	$23,645
Deposits with banks	196,357	164,460
Securities borrowed and purchased under agreements to resell (including $148,368 and $147,701 as of September 30, 2019 and December 31, 2018, respectively, at fair value)	261,125	270,684
Brokerage receivables	54,215	35,450
Trading account assets (including $138,658 and $112,932 pledged to creditors at September 30, 2019 and December 31, 2018, respectively)	306,824	256,117
Investments:
Available-for-sale debt securities (including $9,821 and $9,289 pledged to creditors as of September 30, 2019 and December 31, 2018, respectively)	275,425	288,038
Held-to-maturity debt securities (including $1,601 and $971 pledged to creditors as of September 30, 2019 and December 31, 2018, respectively)	75,841	63,357
Equity securities (including $1,136 and $1,109 at fair value as of September 30, 2019 and December 31, 2018, respectively)	7,117	7,212
Total investments	$358,383	$358,607
Loans:
Consumer (including $18 and $20 as of September 30, 2019 and December 31, 2018, respectively, at fair value)	326,038	330,487
Corporate (including $3,838 and $3,203 as of September 30, 2019 and December 31, 2018, respectively, at fair value)	365,705	353,709
Loans, net of unearned income	$691,743	$684,196
Allowance for loan losses	(12,530)	(12,315)
Total loans, net	$679,213	$671,881
Goodwill	21,822	22,046
Intangible assets (including MSRs of $472 and $584 as of September 30, 2019 and December 31, 2018, at fair value)	4,844	5,220
Other assets (including $15,568 and $20,788 as of September 30, 2019 and December 31, 2018, respectively, at fair value)	107,933	109,273
Total assets	$2,014,802	$1,917,383

The following table presents certain assets of consolidated variable interest entities (VIEs), which are included on the Consolidated Balance Sheet above. The assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs, presented on the following page, and are in excess of those obligations. Additionally, the assets in the table below include third-party assets of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	September 30,
	2019	December 31,
In millions of dollars	(Unaudited)	2018
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$110	$270
Trading account assets	5,932	917
Investments	1,400	1,796
Loans, net of unearned income
Consumer	46,153	49,403
Corporate	15,150	19,259
Loans, net of unearned income	$61,303	$68,662
Allowance for loan losses	(1,852)	(1,852)
Total loans, net	$59,451	$66,810
Other assets	109	151
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$67,002	$69,944
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2019	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2018
Liabilities
Non-interest-bearing deposits in U.S. offices	$99,731	$105,836
Interest-bearing deposits in U.S. offices (including $1,658 and $717 as of September 30, 2019 and December 31, 2018, respectively, at fair value)	407,872	361,573
Non-interest-bearing deposits in offices outside the U.S.	82,723	80,648
Interest-bearing deposits in offices outside the U.S. (including $999 and $758 as of September 30, 2019 and December 31, 2018, respectively, at fair value)	497,443	465,113
Total deposits	$1,087,769	$1,013,170
Securities loaned and sold under agreements to repurchase (including $52,273 and $44,510 as of September 30, 2019 and December 31, 2018, respectively, at fair value)	195,047	177,768
Brokerage payables	63,342	64,571
Trading account liabilities	135,596	144,305
Short-term borrowings (including $4,823 and $4,483 as of September 30, 2019 and December 31, 2018, respectively, at fair value)	35,230	32,346
Long-term debt (including $51,491 and $38,229 as of September 30, 2019 and December 31, 2018, respectively, at fair value)	242,238	231,999
Other liabilities (including $9,500 and $15,906 as of September 30, 2019 and December 31, 2018, respectively, at fair value)	58,510	56,150
Total liabilities	$1,817,732	$1,720,309
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of September 30, 2019—779,200 and as of December 31, 2018—738,400, at aggregate liquidation value	$19,480	$18,460
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of September 30, 2019—3,099,602,856 and as of December 31, 2018—3,099,567,177	31	31
Additional paid-in capital	107,741	107,922
Retained earnings	161,797	151,347
Treasury stock, at cost: September 30, 2019—916,408,916 shares and December 31, 2018—731,099,833 shares	(56,541)	(44,370)
Accumulated other comprehensive income (loss) (AOCI)	(36,135)	(37,170)
Total Citigroup stockholders’ equity	$196,373	$196,220
Noncontrolling interest	697	854
Total equity	$197,070	$197,074
Total liabilities and equity	$2,014,802	$1,917,383

The following table presents certain liabilities of consolidated VIEs, which are included on the Consolidated Balance Sheet above. The liabilities in the table below include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

	September 30,
	2019	December 31,
In millions of dollars	(Unaudited)	2018
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$10,268	$13,134
Long-term debt	24,999	28,514
Other liabilities	1,935	697
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$37,202	$42,345
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Preferred stock at aggregate liquidation value
Balance, beginning of period	$17,980	$19,035	$18,460	$19,253
Issuance of new preferred stock	1,500	—	1,500	—
Redemption of preferred stock	—	—	(480)	(218)
Balance, end of period	$19,480	$19,035	$19,480	$19,035
Common stock and additional paid-in capital
Balance, beginning of period	$107,688	$107,755	$107,953	$108,039
Employee benefit plans	69	98	(201)	(187)
Preferred stock issuance expense	(4)	—	(4)	—
Other	19	3	24	4
Balance, end of period	$107,772	$107,856	$107,772	$107,856
Retained earnings
Balance, beginning of period	$158,321	$145,211	$151,347	$138,425
Adjustment to opening balance, net of taxes(1)	—	—	151	(84)
Adjusted balance, beginning of period	$158,321	$145,211	$151,498	$138,341
Citigroup’s net income	4,913	4,622	14,422	13,732
Common dividends(2)	(1,183)	(1,127)	(3,299)	(2,777)
Preferred dividends	(254)	(270)	(812)	(860)
Other(3)	—	—	(12)	—
Balance, end of period	$161,797	$148,436	$161,797	$148,436
Treasury stock, at cost
Balance, beginning of period	$(51,427)	$(34,413)	$(44,370)	$(30,309)
Employee benefit plans(4)	6	6	579	477
Treasury stock acquired(5)	(5,120)	(5,271)	(12,750)	(9,846)
Balance, end of period	$(56,541)	$(39,678)	$(56,541)	$(39,678)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(35,203)	$(37,494)	$(37,170)	$(34,668)
Adjustment to opening balance, net of taxes	—	—	—	(3)
Adjusted balance, beginning of period	$(35,203)	$(37,494)	$(37,170)	$(34,671)
Citigroup’s total other comprehensive income	(932)	(1,151)	1,035	(3,974)
Balance, end of period	$(36,135)	$(38,645)	$(36,135)	$(38,645)
Total Citigroup common stockholders’ equity	$176,893	$177,969	$176,893	$177,969
Total Citigroup stockholders’ equity	$196,373	$197,004	$196,373	$197,004
Noncontrolling interests
Balance, beginning of period	$751	$874	$854	$932
Transactions between Citigroup and the noncontrolling-interest shareholders	(34)	(23)	(133)	(39)
Net income attributable to noncontrolling-interest shareholders	15	3	50	51
Distributions paid to noncontrolling-interest shareholders	(3)	(2)	(40)	(38)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(33)	8	(26)	(35)
Other	1	(1)	(8)	(12)
Net change in noncontrolling interests	$(54)	$(15)	$(157)	$(73)
Balance, end of period	$697	$859	$697	$859
Total equity	$197,070	$197,863	$197,070	$197,863

(1)	See Note 1 to the Consolidated Financial Statements for additional details.

(2)
Common dividends declared were $0.45 per share in the first and second quarters of 2019 and $0.51 per share in the third quarter of 2019. Common dividends declared were $0.32 per share in the first and second quarters of 2018 and $0.45 per share in the third quarter of 2018.

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

(5)	Primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2019	2018
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$14,472	$13,783
Net income attributable to noncontrolling interests	50	51
Citigroup’s net income	$14,422	$13,732
Income from discontinued operations, net of taxes	—	—
Income from continuing operations—excluding noncontrolling interests	$14,422	$13,732
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net gains on significant disposals(1)	—	(247)
Depreciation and amortization	2,866	2,800
Provision for loan losses	6,095	5,504
Realized gains from sales of investments	(959)	(341)
Net impairment losses on investments, goodwill and intangible assets	28	113
Change in trading account assets	(50,790)	(4,831)
Change in trading account liabilities	(8,709)	22,482
Change in brokerage receivables net of brokerage payables	(19,994)	9,709
Change in loans HFS	287	1,380
Change in other assets	2,866	(8,696)
Change in other liabilities	2,360	(848)
Other, net	16,170	(10,691)
Total adjustments	$(49,780)	$16,334
Net cash provided by (used in) operating activities of continuing operations	$(35,358)	$30,066
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$9,559	$(48,462)
Change in loans	(11,518)	(16,131)
Proceeds from sales and securitizations of loans	2,717	4,021
Purchases of investments	(196,733)	(112,554)
Proceeds from sales of investments	96,400	52,170
Proceeds from maturities of investments	91,656	66,440
Proceeds from significant disposals(1)	—	314
Capital expenditures on premises and equipment and capitalized software	(4,360)	(2,682)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	82	174
Other, net	105	147
Net cash used in investing activities of continuing operations	$(12,092)	$(56,563)
Cash flows from financing activities of continuing operations
Dividends paid	$(4,048)	$(3,616)
Issuance of preferred stock	1,496	—
Redemption of preferred stock	(480)	(218)
Treasury stock acquired	(12,495)	(9,848)
Stock tendered for payment of withholding taxes	(360)	(479)
Change in securities loaned and sold under agreements to repurchase	17,279	19,638
Issuance of long-term debt	40,174	53,027
Payments and redemptions of long-term debt	(37,898)	(47,201)
Change in deposits	74,599	45,354
Change in short-term borrowings	2,884	(10,681)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Nine Months Ended September 30,
In millions of dollars	2019	2018
Net cash provided by financing activities of continuing operations	$81,151	$45,976
Effect of exchange rate changes on cash and due from banks	$(1,363)	$(709)
Change in cash and due from banks and deposits with banks	$32,338	$18,770
Cash, due from banks and deposits with banks at beginning of period	188,105	180,516
Cash, due from banks and deposits with banks at end of period	$220,443	$199,286
Cash and due from banks	$24,086	$25,727
Deposits with banks	196,357	173,559
Cash, due from banks and deposits with banks at end of period	$220,443	$199,286
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$3,735	$3,261
Cash paid during the period for interest	22,343	16,278
Non-cash investing activities
Transfers to loans HFS from loans	$4,400	$3,300

(1)	See Note 2 to the Consolidated Financial Statements for further information on significant disposals.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of September 30, 2019 and for the three- and nine-month periods ended September 30, 2019 and 2018 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 Annual Report on Form 10-K) and Citigroup’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 (First Quarter of 2019 Form 10-Q) and June 30, 2019 (Second Quarter of 2019 Form 10-Q).
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
The Company has elected not to separate lease and non-lease components in its lease contracts and accounts for them as a single lease component. Citi has also elected not to record an ROU asset for short-term leases that have a term of 12 months or less and do not contain purchase options that Citi is reasonably certain to exercise. The cost of short-term leases is recognized in the Consolidated Statement of Income on a straight-line basis over the lease term. Additionally, Citi applies the portfolio approach to account for certain equipment leases with nearly identical contractual terms.

Lessee accounting
Operating lease ROU assets and lease liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet. Finance lease assets and liabilities are included in Other assets and Long-term debt, respectively, on the Consolidated Balance Sheet. The Company uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU asset is initially measured at the amount of the lease liability plus any prepaid rent and remaining initial direct costs, less any remaining lease incentives and accrued rent. The ROU asset is subject to impairment, during the lease term, in a manner consistent with the impairment of long-lived assets. The lease terms include periods covered by options to extend or terminate the lease depending on whether Citi is reasonably certain to exercise such options.

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
The following summarizes financial information for all Discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Total revenues, net of interest expense	$—	$—	$—	$—
Loss from discontinued operations(1)	$(15)	$(8)	$(27)	$(17)
Benefit for income taxes(2)	—	—	(27)	(17)
Loss from discontinued operations, net of taxes	$(15)	$(8)	$—	$—

(1)	The loss from Discontinued operations in each period relates to Egg. Citi has a full tax valuation allowance on Egg, so there is no tax impact recorded.

(2)	The nine months ended September 30, 2019 includes a settlement for a tax audit in Germany.

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

Citi’s consolidated results remain unchanged for all periods presented as a result of these changes and reclassifications.
For additional information regarding Citigroup’s business segments, see Note 3 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Three Months Ended September 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2019	2018	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Global Consumer Banking	$8,658	$8,648	$499	$493	$1,586	$1,564	$440	$432
Institutional Clients Group	9,514	9,248	835	862	3,170	3,121	1,479	1,394
Corporate/Other	402	493	(255)	116	187	(52)	96	91
Total	$18,574	$18,389	$1,079	$1,471	$4,943	$4,633	$2,015	$1,917

(1)
Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $8.5 billion and $8.5 billion; in EMEA of $3.1 billion and $2.9 billion; in Latin America of $2.6 billion and $2.7 billion; and in Asia of $4.0 billion and $3.8 billion for the three months ended September 30, 2019 and 2018, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $2.0 billion and $1.9 billion; in the ICG results of $91 million and $71 million; and in the Corporate/Other results of $(15) million and $(30) million for the three months ended September 30, 2019 and 2018, respectively.

	Nine Months Ended September 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)
In millions of dollars	2019	2018	2019	2018	2019	2018
Global Consumer Banking	$25,614	$25,318	$1,338	$1,358	$4,436	$4,230
Institutional Clients Group	28,929	28,800	2,678	2,889	9,835	9,696
Corporate/Other	1,365	1,612	(289)	109	201	(143)
Total	$55,908	$55,730	$3,727	$4,356	$14,472	$13,783

(1)
Includes total revenues, net of interest expense, in North America of $25.4 billion and $25.4 billion; in EMEA of $9.3 billion and $9.1 billion; in Latin America of $7.7 billion and $7.8 billion; and in Asia of $12.1 billion and $11.8 billion for the nine months ended September 30, 2019 and 2018, respectively. Regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $6.0 billion and $5.7 billion; in the ICG results of $215 million and $55 million; and in the Corporate/Other results of $(62) million and $(155) million for the nine months ended September 30, 2019 and 2018, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Interest revenue
Loan interest, including fees	$11,993	$11,639	$35,942	$33,721
Deposits with banks	736	629	2,079	1,554
Securities borrowed or purchased under agreements to resell	1,745	1,425	5,422	3,800
Investments, including dividends	2,411	2,388	7,464	6,996
Trading account assets(1)	1,893	1,655	5,719	4,789
Other interest	399	434	1,339	1,192
Total interest revenue	$19,177	$18,170	$57,965	$52,052
Interest expense
Deposits(2)	$3,369	$2,580	$9,680	$6,821
Securities loaned or sold under agreements to repurchase	1,630	1,250	4,943	3,423
Trading account liabilities(1)	345	273	992	724
Short-term borrowings	609	578	1,976	1,572
Long-term debt	1,583	1,687	5,024	4,873
Total interest expense	$7,536	$6,368	$22,615	$17,413
Net interest revenue	$11,641	$11,802	$35,350	$34,639
Provision for loan losses	2,062	1,906	6,095	5,504
Net interest revenue after provision for loan losses	$9,579	$9,896	$29,255	$29,135

(1)	Interest expense on Trading account liabilities is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $199 million and $311 million for the three months ended September 30, 2019 and 2018, respectively, and $581 million and $1,006 million for the nine months ended September 30, 2019 and 2018, respectively.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

For additional information on Citi’s commissions and fees, and administration and other fiduciary fees, see Note 5 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

The following tables present Commissions and fees revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019				2019
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$911	$—	$—	$911	$2,755	$—	$—	$2,755
Brokerage commissions	456	228	—	684	1,365	625	—	1,990
Credit- and bank-card income
Interchange fees	324	2,181	—	2,505	915	6,363	—	7,278
Card-related loan fees	15	191	—	206	44	534	—	578
Card rewards and partner payments	(192)	(2,253)	—	(2,445)	(519)	(6,591)	—	(7,110)
Deposit-related fees(1)	256	136	—	392	748	413	—	1,161
Transactional service fees	187	37	—	224	576	108	—	684
Corporate finance(2)	128	1	—	129	456	3	—	459
Insurance distribution revenue	4	137	—	141	10	398	—	408
Insurance premiums	—	21	—	21	—	76	—	76
Loan servicing	—	4	7	11	42	50	16	108
Other	48	78	1	127	67	257	2	326
Total commissions and fees(3)	$2,137	$761	$8	$2,906	$6,459	$2,236	$18	$8,713

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018				2018
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$861	$—	$—	$861	$2,695	$—	$—	$2,695
Brokerage commissions	453	200	—	653	1,510	654	—	2,164
Credit- and bank-card income
Interchange fees	268	2,064	1	2,333	804	5,963	11	6,778
Card-related loan fees	16	172	—	188	47	474	12	533
Card rewards and partner payments	(125)	(2,142)	11	(2,256)	(375)	(6,081)	—	(6,456)
Deposit-related fees(1)	239	159	—	398	711	502	2	1,215
Transactional service fees	171	22	1	194	543	64	4	611
Corporate finance(2)	145	2	—	147	506	4	—	510
Insurance distribution revenue	3	140	—	143	13	425	10	448
Insurance premiums	—	27	—	27	—	92	—	92
Loan servicing	47	27	10	84	118	89	31	238
Other	5	23	3	31	20	90	6	116
Total commissions and fees(3)	$2,083	$694	$26	$2,803	$6,592	$2,276	$76	$8,944

(1)
Includes overdraft fees of $33 million and $33 million for the three months ended September 30, 2019 and 2018, respectively, and $94 million and $95 million for the nine months ended September 30, 2019 and 2018, respectively. Overdraft fees are accounted for under ASC 310.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.

(3)
Commissions and fees includes $(2,039) million and $(1,769) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended September 30, 2019 and 2018, respectively, and $(5,785) million and $(4,962) million for the nine months ended September 30, 2019 and 2018, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019				2019
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$370	$5	$20	$395	$1,115	$14	$54	$1,183
Fiduciary fees	170	160	13	343	485	460	24	969
Guarantee fees	126	15	1	142	388	43	5	436
Total administration and other fiduciary fees(1)	$666	$180	$34	$880	$1,988	$517	$83	$2,588

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018				2018
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$371	$41	$18	$430	$1,138	$133	$50	$1,321
Fiduciary fees	160	158	12	330	492	455	31	978
Guarantee fees	136	14	1	151	403	43	5	451
Total administration and other fiduciary fees(1)	$667	$213	$31	$911	$2,033	$631	$86	$2,750

(1)
Administration and other fiduciary fees includes $142 million and $151 million for the three months ended September 30, 2019 and 2018, respectively, and $436 million and $451 million for the nine months ended September 30, 2019 and 2018, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These amounts include guarantee fees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Interest rate risks(1)	$1,744	$1,451	$4,782	$4,567
Foreign exchange risks(2)	406	458	1,306	1,363
Equity risks(3)	418	277	873	986
Commodity and other risks(4)	244	242	452	551
Credit products and risks(5)	(10)	(64)	67	265
Total	$2,802	$2,364	$7,480	$7,732

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

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Benefits earned during the period	$1	$—	$37	$35	$—	$—	$2	$2
Interest cost on benefit obligation	112	132	70	73	6	6	25	26
Expected return on plan assets	(208)	(210)	(72)	(71)	(5)	(4)	(20)	(22)
Amortization of unrecognized:
Prior service cost (benefit)	1	—	(1)	(1)	—	—	(2)	(2)
Net actuarial loss	52	39	15	14	—	—	5	7
Curtailment loss(1)	1	—	(5)	—	—	—	—	—
Total net (benefit) expense	$(41)	$(39)	$44	$50	$1	$2	$10	$11

(1)	Curtailment relates to repositioning and divestiture activities.

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Benefits earned during the period	$1	$1	$108	$111	$—	$—	$6	$7
Interest cost on benefit obligation	365	381	218	220	19	19	77	77
Expected return on plan assets	(613)	(634)	(208)	(221)	(14)	(10)	(62)	(67)
Amortization of unrecognized:
Prior service cost (benefit)	1	—	(3)	(3)	—	—	(7)	(7)
Net actuarial loss	144	128	45	41	—	—	16	22
Curtailment loss (gain)(1)	1	1	(5)	—	—	—	—	—
Settlement loss(1)	—	—	2	5	—	—	—	—
Total net (benefit) expense	$(101)	$(123)	$157	$153	$5	$9	$30	$32

(1)	Curtailment and settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Nine Months Ended September 30, 2019
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$12,655	$7,149	$662	$1,159
Plans measured annually	(25)	(1,862)	—	(307)
Projected benefit obligation at beginning of year—Significant Plans	$12,630	$5,287	$662	$852
First quarter activity	408	293	13	62
Second quarter activity	437	177	35	61
Projected benefit obligation at June 30, 2019—Significant Plans	$13,475	$5,757	$710	$975
Benefits earned during the period	1	22	—	2
Interest cost on benefit obligation	112	58	6	22
Actuarial loss	469	254	17	50
Benefits paid, net of participants’ contributions and government subsidy	(246)	(75)	(14)	(17)
Curtailment loss(1)	1	—	—	—
Foreign exchange impact and other	—	(146)	—	(26)
Projected benefit obligation at period end—Significant Plans	$13,812	$5,870	$719	$1,006
Change in plan assets
Plan assets at fair value at beginning of year	$11,490	$6,699	$345	$1,036
Plans measured annually	—	(1,248)	—	(9)
Plan assets at fair value at beginning of year—Significant Plans	$11,490	$5,451	$345	$1,027
First quarter activity	487	257	2	32
Second quarter activity	654	391	1	25
Plan assets at fair value at June 30, 2019—Significant Plans	$12,631	$6,099	$348	$1,084
Actual return on plan assets	258	311	5	28
Company contributions, net of reimbursements	13	16	7	—
Benefits paid, net of participants’ contributions and government subsidy	(246)	(75)	(14)	(17)
Foreign exchange impact and other	—	(134)	—	(29)
Plan assets at fair value at period end—Significant Plans	$12,656	$6,217	$346	$1,066
Funded status of the Significant Plans
Qualified plans(1)	$(447)	$347	$(373)	$60
Nonqualified plans	(709)	—	—	—
Funded status of the plans at period end—Significant Plans	$(1,156)	$347	$(373)	$60
Net amount recognized at period end
Benefit asset	$—	$935	$—	$60
Benefit liability	(1,156)	(588)	(373)	—
Net amount recognized on the balance sheet—Significant Plans	$(1,156)	$347	$(373)	$60
Amounts recognized in AOCI at period end
Prior service benefit	$—	$12	$—	$68
Net actuarial (loss) gain	(7,470)	(959)	(3)	(350)
Net amount recognized in equity (pretax)—Significant Plans	$(7,470)	$(947)	$(3)	$(282)
Accumulated benefit obligation at period end—Significant Plans	$13,806	$5,564	$719	$1,006

(1)
The U.S. qualified pension plan is fully funded pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2019 and no minimum required funding is expected for 2019.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Beginning of period balance, net of tax(1)(2)	$(6,574)	$(6,257)
Actuarial assumptions changes and plan experience	(788)	(2,397)
Net asset gain (loss) due to difference between actual and expected returns	306	1,439
Net amortization	70	198
Prior service cost	—	(5)
Curtailment/settlement gain(3)	(5)	(3)
Foreign exchange impact and other	61	14
Change in deferred taxes, net	106	187
Change, net of tax	$(250)	$(567)
End of period balance, net of tax(1)(2)	$(6,824)	$(6,824)

(1)	See Note 17 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Curtailment and settlement relate to repositioning and divestiture activities.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Sept. 30, 2019	June 30, 2019
U.S. plans
Qualified pension	3.45%	3.85%
Nonqualified pension	3.50	3.90
Postretirement	3.35	3.80
Non-U.S. plans
Pension	0.30-9.55	0.45-10.30
Weighted average	4.52	4.74
Postretirement	9.70	10.30

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
U.S. plans
Qualified pension	3.10%	3.45%	3.85%
Nonqualified pension	3.10	3.50	3.90
Postretirement	3.00	3.35	3.80
Non-U.S. plans
Pension	-0.05-9.00	0.30-9.55	0.45-10.30
Weighted average	4.05	4.52	4.74
Postretirement	9.20	9.70	10.30

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended September 30, 2019
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$8	$(12)
Non-U.S. plans	(3)	6
Postretirement
U.S. plans	1	(1)
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first nine months of 2019. The Company made discretionary contributions of $425 million and $220 million to the U.S. qualified defined benefit plan and Mexico—Banco Nacional Healthcare Postretirement Plan, respectively, during the second quarter of 2019.
The following table summarizes the Company’s actual contributions for the nine months ended September 30, 2019 and 2018, as well as expected Company contributions for the remainder of 2019 and the actual contributions made in 2018:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Company contributions(2) for the nine months ended September 30	$467	$42	$98	$143	$6	$150	$225	$7
Company contributions made during the remainder of the year	—	13	—	39	—	—	—	2
Company contributions expected to be made during the remainder of the year	15	—	35	—	1	—	2	—

(1)	The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions
for the defined contribution plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
U.S. plans	$99	$90	$296	$293
Non-U.S. plans	71	68	209	216

Post Employment Plans
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Service-related expense			$—	$—
Interest cost on benefit obligation	$—	$—	$1	$1
Expected return on plan assets	—	—	(1)	(1)
Amortization of unrecognized:
Prior service benefit	—	(8)	—	(23)
Net actuarial loss	1	1	2	2
Total service-related (benefit) expense	$1	$(7)	$2	$(21)
Non-service-related expense (benefit)	$4	$4	$10	$7
Total net expense (benefit)	$5	$(3)	$12	$(14)

9.   EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2019	2018	2019	2018
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$4,943	$4,633	$14,472	$13,783
Less: Noncontrolling interests from continuing operations	15	3	50	51
Net income from continuing operations (for EPS purposes)	$4,928	$4,630	$14,422	$13,732
Loss from discontinued operations, net of taxes	(15)	(8)	—	—
Citigroup's net income	$4,913	$4,622	$14,422	$13,732
Less: Preferred dividends(1)	254	270	812	860
Net income available to common shareholders	$4,659	$4,352	$13,610	$12,872
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	27	51	88	151
Net income allocated to common shareholders for basic EPS	$4,632	$4,301	$13,522	$12,721
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,220.8	2,479.8	2,282.4	2,524.1
Basic earnings per share(2)
Income from continuing operations	$2.09	$1.74	$5.92	$5.04
Discontinued operations	(0.01)	—	—	—
Net income per share—basic	$2.09	$1.73	$5.92	$5.04
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$4,632	$4,301	$13,522	$12,721
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	9	—	24	—
Net income allocated to common shareholders for diluted EPS	$4,641	$4,301	$13,546	$12,721
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,220.8	2,479.8	2,282.4	2,524.1
Effect of dilutive securities
Options(3)	0.1	0.2	0.1	0.1
Other employee plans	16.2	1.4	15.7	1.3
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(4)	2,237.1	2,481.4	2,298.2	2,525.5
Diluted earnings per share(2)
Income from continuing operations	$2.08	$1.74	$5.89	$5.04
Discontinued operations	(0.01)	—	—	—
Net income per share—diluted	$2.07	$1.73	$5.89	$5.04

(1)
On October 22, 2019, Citi declared preferred dividends of approximately $296 million for the fourth quarter of 2019. During the third quarter of 2019, Citi issued 1.5 million Series U preferred shares for $1.5 billion. Semi-annual dividends, assuming such dividends are declared by the Citi Board of Directors, will be distributed beginning in the first quarter of 2020. On October 15, 2019, Citi announced its plan to redeem all of its Series N preferred shares for $1.5 billion. The Series N preferred shares will be redeemed at par value. As of November 1, 2019, Citi estimates it will distribute preferred dividends of approximately $291 million, $253 million, $291 million and $253 million in the first, second, third and fourth quarters of 2020, respectively.

(2)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

(3)
During the third quarter of 2019, no significant options to purchase shares of common stock were outstanding. During the third quarter of 2018, weighted-average options to purchase 0.5 million shares of common stock were outstanding but not included in the computation of earnings per share because the weighted-average exercise price of $142.30 per share was anti-dilutive.

(4)
Due to rounding, weighted-average common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to weighted-average common shares outstanding applicable to diluted EPS.

10. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 11 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2019	December 31, 2018
Securities purchased under agreements to resell	$169,756	$159,364
Deposits paid for securities borrowed	91,369	111,320
Total(1)	$261,125	$270,684

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2019	December 31, 2018
Securities sold under agreements to repurchase	$180,875	$166,090
Deposits received for securities loaned	14,172	11,678
Total(1)	$195,047	$177,768

(1)
The above tables do not include securities-for-securities lending transactions of $9.5 billion and $15.9 billion at September 30, 2019 and December 31, 2018, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.

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
The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amounts permitted under ASC 210-20-45. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45, but would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of September 30, 2019
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$272,676	$102,920	$169,756	$133,878	$35,878
Deposits paid for securities borrowed	94,342	2,973	91,369	25,456	65,913
Total	$367,018	$105,893	$261,125	$159,334	$101,791

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$283,795	$102,920	$180,875	$92,860	$88,015
Deposits received for securities loaned	17,145	2,973	14,172	4,629	9,543
Total	$300,940	$105,893	$195,047	$97,489	$97,558

	As of December 31, 2018
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$246,788	$87,424	$159,364	$124,557	$34,807
Deposits paid for securities borrowed	111,320	—	111,320	35,766	75,554
Total	$358,108	$87,424	$270,684	$160,323	$110,361

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$253,514	$87,424	$166,090	$82,823	$83,267
Deposits received for securities loaned	11,678	—	11,678	3,415	8,263
Total	$265,192	$87,424	$177,768	$86,238	$91,530

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of September 30, 2019
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$143,154	$67,183	$31,487	$41,971	$283,795
Deposits received for securities loaned	11,123	481	2,201	3,340	17,145
Total	$154,277	$67,664	$33,688	$45,311	$300,940

	As of December 31, 2018
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$108,405	$70,850	$29,898	$44,361	$253,514
Deposits received for securities loaned	6,296	774	2,626	1,982	11,678
Total	$114,701	$71,624	$32,524	$46,343	$265,192

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of September 30, 2019
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$103,718	$91	$103,809
State and municipal securities	2,170	4	2,174
Foreign government securities	108,497	264	108,761
Corporate bonds	21,255	474	21,729
Equity securities	14,092	16,011	30,103
Mortgage-backed securities	23,813	—	23,813
Asset-backed securities	5,808	—	5,808
Other	4,442	301	4,743
Total	$283,795	$17,145	$300,940

	As of December 31, 2018
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$86,785	$41	$86,826
State and municipal securities	2,605	—	2,605
Foreign government securities	99,131	179	99,310
Corporate bonds	21,719	749	22,468
Equity securities	12,920	10,664	23,584
Mortgage-backed securities	19,421	—	19,421
Asset-backed securities	6,207	—	6,207
Other	4,726	45	4,771
Total	$253,514	$11,678	$265,192

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	September 30, 2019	December 31, 2018
Receivables from customers	$19,470	$14,415
Receivables from brokers, dealers and clearing organizations	34,745	21,035
Total brokerage receivables(1)	$54,215	$35,450
Payables to customers	$42,256	$40,273
Payables to brokers, dealers and clearing organizations	21,086	24,298
Total brokerage payables(1)	$63,342	$64,571

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

The following table presents Citi’s investments by category:

In millions of dollars	September 30, 2019	December 31, 2018

Debt securities available-for-sale (AFS)	$275,425	$288,038
Debt securities held-to-maturity (HTM)(1)	75,841	63,357
Marketable equity securities carried at fair value(2)	510	220
Non-marketable equity securities carried at fair value(2)	627	889
Non-marketable equity securities measured using the measurement alternative(3)	688	538
Non-marketable equity securities carried at cost(4)	5,292	5,565
Total investments	$358,383	$358,607

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses are recognized in earnings.

(3)	Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings.

(4)	Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Taxable interest	$2,291	$2,195	$6,987	$6,395
Interest exempt from U.S. federal income tax	75	130	328	392
Dividend income	45	63	149	209
Total interest and dividend income	$2,411	$2,388	$7,464	$6,996

The following table presents realized gains and losses on the sales of investments, which exclude OTTI losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Gross realized investment gains	$393	$153	$1,036	$550
Gross realized investment losses	(32)	(84)	(77)	(209)
Net realized gains on sale of investments	$361	$69	$959	$341

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	September 30, 2019				December 31, 2018
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$38,735	$777	$311	$39,201	$43,504	$241	$725	$43,020
Alt-A	1	—	—	1	1	—	—	1
Non-U.S. residential	789	3	—	792	1,310	4	2	1,312
Commercial	84	1	—	85	173	1	2	172
Total mortgage-backed securities	$39,609	$781	$311	$40,079	$44,988	$246	$729	$44,505
U.S. Treasury and federal agency securities
U.S. Treasury	$102,384	$56	$474	$101,966	$109,376	$33	$1,339	$108,070
Agency obligations	6,293	5	31	6,267	9,283	1	132	9,152
Total U.S. Treasury and federal agency securities	$108,677	$61	$505	$108,233	$118,659	$34	$1,471	$117,222
State and municipal	$5,997	$149	$192	$5,954	$9,372	$96	$262	$9,206
Foreign government	105,041	716	228	105,529	100,872	415	596	100,691
Corporate	11,207	86	110	11,183	11,714	42	157	11,599
Asset-backed securities(1)	541	2	2	541	845	2	4	843
Other debt securities	3,906	1	1	3,906	3,973	—	1	3,972
Total debt securities AFS	$274,978	$1,796	$1,349	$275,425	$290,423	$835	$3,220	$288,038

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

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government agency guaranteed	$13,850	$261	$2,346	$50	$16,196	$311
Non-U.S. residential	101	—	1	—	102	—
Commercial	11	—	37	—	48	—
Total mortgage-backed securities	$13,962	$261	$2,384	$50	$16,346	$311
U.S. Treasury and federal agency securities
U.S. Treasury	$30,024	$210	$41,972	$264	$71,996	$474
Agency obligations	355	1	5,699	30	6,054	31
Total U.S. Treasury and federal agency securities	$30,379	$211	$47,671	$294	$78,050	$505
State and municipal	$249	$149	$351	$43	$600	$192
Foreign government	29,617	130	9,132	98	38,749	228
Corporate	2,423	105	427	5	2,850	110
Asset-backed securities	253	2	16	—	269	2
Other debt securities	1,819	1	—	—	1,819	1
Total debt securities AFS	$78,702	$859	$59,981	$490	$138,683	$1,349
December 31, 2018
Debt securities AFS
Mortgage-backed securities
U.S. government agency guaranteed	$11,160	$286	$13,143	$439	$24,303	$725
Non-U.S. residential	284	2	2	—	286	2
Commercial	79	1	82	1	161	2
Total mortgage-backed securities	$11,523	$289	$13,227	$440	$24,750	$729
U.S. Treasury and federal agency securities
U.S. Treasury	$8,389	$42	$77,883	$1,297	$86,272	$1,339
Agency obligations	277	2	8,660	130	8,937	132
Total U.S. Treasury and federal agency securities	$8,666	$44	$86,543	$1,427	$95,209	$1,471
State and municipal	$1,614	$34	$1,303	$228	$2,917	$262
Foreign government	40,655	265	15,053	331	55,708	596
Corporate	4,547	115	2,077	42	6,624	157
Asset-backed securities	441	4	55	—	496	4
Other debt securities	1,790	1	—	—	1,790	1
Total debt securities AFS	$69,236	$752	$118,258	$2,468	$187,494	$3,220

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	September 30, 2019		December 31, 2018
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$15	$15	$14	$14
After 1 but within 5 years	564	565	662	661
After 5 but within 10 years	1,738	1,908	2,779	2,828
After 10 years(2)	37,292	37,591	41,533	41,002
Total	$39,609	$40,079	$44,988	$44,505
U.S. Treasury and federal agency securities
Due within 1 year	$51,529	$51,392	$41,941	$41,867
After 1 but within 5 years	56,986	56,673	76,139	74,800
After 5 but within 10 years	137	138	489	462
After 10 years(2)	25	30	90	93
Total	$108,677	$108,233	$118,659	$117,222
State and municipal
Due within 1 year	$1,255	$1,105	$2,586	$2,586
After 1 but within 5 years	1,100	973	1,676	1,675
After 5 but within 10 years	290	266	585	602
After 10 years(2)	3,352	3,610	4,525	4,343
Total	$5,997	$5,954	$9,372	$9,206
Foreign government
Due within 1 year	$40,374	$40,409	$39,078	$39,028
After 1 but within 5 years	54,451	54,750	50,125	49,962
After 5 but within 10 years	8,648	8,763	10,153	10,149
After 10 years(2)	1,568	1,607	1,516	1,552
Total	$105,041	$105,529	$100,872	$100,691
All other(3)
Due within 1 year	$6,609	$6,612	$6,166	$6,166
After 1 but within 5 years	8,129	8,140	8,459	8,416
After 5 but within 10 years	731	719	1,474	1,427
After 10 years(2)	185	159	433	405
Total	$15,654	$15,630	$16,532	$16,414
Total debt securities AFS	$274,978	$275,425	$290,423	$288,038

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2019
Debt securities HTM
Mortgage-backed securities(1)
U.S. government agency guaranteed(2)	$43,135	$979	$26	$44,088
Prime	32	—	—	32
Non-U.S. residential	693	5	1	697
Commercial	502	—	1	501
Total mortgage-backed securities	$44,362	$984	$28	$45,318
State and municipal	$8,823	$539	$14	$9,348
Foreign government	1,869	39	1	1,907
Asset-backed securities(1)	20,787	15	58	20,744
Total debt securities HTM	$75,841	$1,577	$101	$77,317
December 31, 2018
Debt securities HTM
Mortgage-backed securities(1)
U.S. government agency guaranteed	$34,239	$199	$578	$33,860
Non-U.S. residential	1,339	12	1	1,350
Commercial	368	—	—	368
Total mortgage-backed securities	$35,946	$211	$579	$35,578
State and municipal	$7,628	$167	$138	$7,657
Foreign government	1,027	—	24	1,003
Asset-backed securities(1)	18,756	8	112	18,652
Total debt securities HTM	$63,357	$386	$853	$62,890

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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
September 30, 2019
Debt securities held-to-maturity
Mortgage-backed securities	$2,816	$8	$2,448	$20	$5,264	$28
State and municipal	25	—	1,050	14	1,075	14
Foreign government	1,907	1	—	—	1,907	1
Asset-backed securities	4,092	9	574	49	4,666	58
Total debt securities held-to-maturity	$8,840	$18	$4,072	$83	$12,912	$101
December 31, 2018
Debt securities held-to-maturity
Mortgage-backed securities	$2,822	$20	$18,086	$559	$20,908	$579
State and municipal	981	34	1,242	104	2,223	138
Foreign government	1,003	24	—	—	1,003	24
Asset-backed securities	13,008	112	—	—	13,008	112
Total debt securities held-to-maturity	$17,814	$190	$19,328	$663	$37,142	$853
Note: Excluded from the gross unrecognized losses presented in the table above are $(623) million and $(653) million of net unrealized losses recorded in AOCI as of September 30, 2019 and December 31, 2018, respectively, primarily related to the difference between the amortized cost and carrying value of HTM debt securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at September 30, 2019 and December 31, 2018.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	September 30, 2019		December 31, 2018
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$3	$3	$3	$3
After 1 but within 5 years	483	489	539	540
After 5 but within 10 years	1,733	1,832	997	1,011
After 10 years(1)	42,143	42,994	34,407	34,024
Total	$44,362	$45,318	$35,946	$35,578
State and municipal
Due within 1 year	$13	$25	$37	$37
After 1 but within 5 years	117	195	168	174
After 5 but within 10 years	594	631	540	544
After 10 years(1)	8,099	8,497	6,883	6,902
Total	$8,823	$9,348	$7,628	$7,657
Foreign government
Due within 1 year	$642	$645	$60	$36
After 1 but within 5 years	1,227	1,262	967	967
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$1,869	$1,907	$1,027	$1,003
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	6,177	6,180	2,535	2,539
After 10 years(1)	14,610	14,564	16,221	16,113
Total	$20,787	$20,744	$18,756	$18,652
Total debt securities HTM	$75,841	$77,317	$63,357	$62,890

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary Impairment (OTTI)

Debt Securities

Overview
The Company conducts periodic reviews of all debt securities with unrealized losses to evaluate whether the impairment is other-than-temporary. This review applies to all debt securities that are not measured at fair value through earnings.
An unrealized loss exists when the current fair value of an individual debt security is less than its adjusted amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS debt securities. Temporary losses related to HTM debt securities generally are not recorded, as these investments are carried at adjusted amortized cost basis. However, for HTM debt securities with credit-related impairment, the credit loss is recognized in earnings as OTTI, and any difference between the cost basis adjusted for the OTTI and fair value is recognized in AOCI and amortized as an adjustment of yield over the remaining contractual life of the security. For debt securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer.
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

•
analysis of individual positions that have fair values less than amortized cost, including consideration of the length of time the position has been in an unrealized loss position and the expected recovery period;

•
consideration of evidential matter, including an evaluation of factors or triggers that could cause individual positions to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

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
The sections below describe the Company’s process for identifying credit-related impairments for debt security types that have the most significant unrealized losses as of September 30, 2019.

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
For impaired equity method investments that Citi plans to sell prior to recovery of value or would more likely than not be required to sell, with no expectation that the fair value will recover prior to the expected sale date, the full impairment is recognized in earnings as OTTI regardless of severity and duration. The measurement of the OTTI does not include partial projected recoveries subsequent to the balance sheet date.
For impaired equity method investments that management does not plan to sell and is not more likely than not to be required to sell prior to recovery of value, the evaluation of whether an impairment is other-than-temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other-than-temporary considers the following indicators:

•	the cause of the impairment and the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and

•	the length of time and extent to which fair value has been less than the carrying value.

Recognition and Measurement of OTTI
The following tables present total OTTI on Investments recognized in earnings:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
In millions of dollars	AFS	HTM	Total	AFS(1)	HTM	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	13	—	13	18	—	18
Total OTTI losses recognized in earnings	$13	$—	$13	$18	$—	$18

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
In millions of dollars	AFS	HTM	Total	AFS(1)	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	70	—	70	109	—	109
Total impairment losses recognized in earnings	$70	$—	$70	$109	$—	$109

The following are three-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor will likely be required to sell:

Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	June 30, 2019 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured	September 30, 2019 balance
AFS debt securities
Mortgage-backed securities(1)	$1	$—	$—	$—	$1
State and municipal	—	—	—	—	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	—	—	—	—	—
Total OTTI credit losses recognized for AFS debt securities	$5	$—	$—	$—	$5
HTM debt securities
Mortgage-backed securities(2)	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—
Total OTTI credit losses recognized for HTM debt securities	$—	$—	$—	$—	$—

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	June 30, 2018 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured	September 30, 2018 balance
AFS debt securities
Mortgage-backed securities(1)	$1	$—	$—	$—	$1
State and municipal	—	—	—	—	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	2	—	—	—	2
Total OTTI credit losses recognized for AFS debt securities	$7	$—	$—	$—	$7
HTM debt securities
Mortgage-backed securities(2)	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—
Total OTTI credit losses recognized for HTM debt securities	$—	$—	$—	$—	$—

(1)	Primarily consists of Prime securities.

(2)	Primarily consists of Alt-A securities.

The following are nine-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities that the Company does not intend to sell nor likely will be required to sell:

Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	December 31, 2018 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured	September 30, 2019 balance
AFS debt securities
Mortgage-backed securities(1)	$1	$—	$—	$—	$1
State and municipal	—	—	—	—	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	—	—	—	—	—
Total OTTI credit losses recognized for AFS debt securities	$5	$—	$—	$—	$5
HTM debt securities
Mortgage-backed securities(2)	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—
Total OTTI credit losses recognized for HTM debt securities	$—	$—	$—	$—	$—

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	December 31, 2017 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured(3)	September 30, 2018 balance
AFS debt securities
Mortgage-backed securities(1)	$38	$—	$—	$(37)	$1
State and municipal	4	—	—	(4)	—
Foreign government securities	—	—	—	—	—
Corporate	4	—	—	—	4
All other debt securities	2	—	—	—	2
Total OTTI credit losses recognized for AFS debt securities	$48	$—	$—	$(41)	$7
HTM debt securities
Mortgage-backed securities(2)	$54	$—	$—	$(54)	$—
State and municipal	3	—	—	(3)	—
Total OTTI credit losses recognized for HTM debt securities	$57	$—	$—	$(57)	$—

(1)	Primarily consists of Prime securities.

(2)	Primarily consists of Alt-A securities.

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

Below is the carrying value of non-marketable equity securities measured using the measurement alternative at September 30, 2019 and December 31, 2018:

In millions of dollars	September 30, 2019	December 31, 2018
Measurement alternative:
Carrying value	$688	$538

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Measurement alternative:
Impairment losses(1)	$1	$—	$9	$4
Downward changes for observable prices(1)	4	14	16	18
Upward changes for observable prices(1)	23	21	108	133

(1)	See Note 20 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	September 30, 2019
Measurement alternative:
Impairment losses	$16
Downward changes for observable prices	34
Upward changes for observable prices	327

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three and nine months ended September 30, 2019 and 2018, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Hedge funds	$—	$—	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	135	168	62	62	—	—
Real estate funds(2)(3)	10	14	17	19	—	—
Mutual/collective investment funds	24	25	—	—	—	—
Total	$169	$207	$79	$81	—	—

(1)	Private equity funds include funds that invest in infrastructure, emerging markets and venture capital.

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

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other. The following table provides Citi’s consumer loans by loan type:

Consumer Loans, Delinquencies and Non-Accrual Details at September 30, 2019

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$45,126	$409	$215	$587	$46,337	$558	$371
Home equity loans(7)(8)	9,513	149	188	—	9,850	433	—
Credit cards	138,009	1,743	1,730	—	141,482	—	1,730
Installment and other	3,305	41	15	—	3,361	18	—
Commercial banking loans	10,576	83	21	—	10,680	159	—
Total	$206,529	$2,425	$2,169	$587	$211,710	$1,168	$2,101
In offices outside North America(5)
Residential first mortgages(6)	$36,289	$219	$136	$—	$36,644	$392	$—
Credit cards	23,542	410	348	—	24,300	288	231
Installment and other	26,297	237	105	—	26,639	125	—
Commercial banking loans	26,640	52	53	—	26,745	212	—
Total	$112,768	$918	$642	$—	$114,328	$1,017	$231
Total Citigroup(9)	$319,297	$3,343	$2,811	$587	$326,038	$2,185	$2,332

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $18 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $0.4 billion.

(5)	North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(6)	Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.

(7)	Includes approximately $0.1 billion of home equity loans in process of foreclosure.

(8)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(9)	Consumer loans are net of unearned income of $745 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

During the three and nine months ended September 30, 2019 and 2018, the Company sold and/or reclassified to HFS $0.1 billion and $2.4 billion and $0.3 billion and $3.0 billion, respectively, of consumer loans.

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

FICO score distribution in U.S. portfolio(1)(2)	September 30, 2019
In millions of dollars	Less than 680	680 to 760	Greater than 760
Residential first mortgages	$3,924	$13,484	$25,671
Home equity loans	2,107	3,756	3,880
Credit cards	32,350	57,837	49,110
Installment and other	591	1,024	979
Total	$38,972	$76,101	$79,640

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2018
In millions of dollars	Less than 680	680 to 760	Greater than 760
Residential first mortgages	$4,530	$13,848	$26,546
Home equity loans	2,438	4,296	4,471
Credit cards	32,686	58,722	51,299
Installment and other	625	1,097	1,121
Total	$40,279	$77,963	$83,437

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	September 30, 2019
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$41,117	$2,705	$106
Home equity loans	8,574	902	267
Total	$49,691	$3,607	$373

LTV distribution in U.S. portfolio(1)(2)	December 31, 2018
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$42,379	$2,474	$197
Home equity loans	9,465	1,287	390
Total	$51,844	$3,761	$587

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended September 30,		Nine Months Ended September 30,
	Balance at September 30, 2019				2019	2018	2019	2018
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$1,925	$2,121	$198	$2,041	$16	$21	$51	$63
Home equity loans	632	887	120	660	2	2	6	10
Credit cards	1,896	2,158	744	1,862	25	24	77	79
Installment and other
Individual installment and other	399	600	141	399	7	5	18	17
Commercial banking	401	637	50	343	11	2	20	10
Total	$5,253	$6,403	$1,253	$5,305	$61	$54	$172	$179

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$415 million of residential first mortgages, $230 million of home equity loans and $9 million of commercial market loans do not have a specific allowance.
(3)    Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5)    Includes amounts recognized on both an accrual and cash basis.

	Balance at December 31, 2018
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$2,130	$2,329	$178	$2,483
Home equity loans	684	946	122	698
Credit cards	1,818	1,842	677	1,815
Installment and other
Individual installment and other	400	434	146	414
Commercial banking	252	432	55	286
Total	$5,284	$5,983	$1,178	$5,696

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$484 million of residential first mortgages, $263 million of home equity loans and $2 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings

	For the Three Months Ended September 30, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	175	$26	$—	$—	$—	—%
Home equity loans	219	24	1	—	—	1
Credit cards	66,925	296	—	—	—	17
Installment and other revolving	499	4	—	—	—	6
Commercial banking(6)	4	—	—	—	—	2
Total(8)	67,822	$350	$1	$—	$—
International
Residential first mortgages	572	$22	$—	$—	$—	—%
Credit cards	16,703	66	—	—	2	17
Installment and other revolving	7,122	44	—	—	2	10
Commercial banking(6)	126	21	—	—	—	—
Total(8)	24,523	$153	$—	$—	$4

	For the Three Months Ended September 30, 2018
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	461	$66	$—	$—	$—	—%
Home equity loans	261	26	1	—	—	1
Credit cards	61,508	253	—	—	—	18
Installment and other revolving	322	2	—	—	—	5
Commercial banking(6)	11	3	—	—	—	—
Total(8)	62,563	$350	$1	$—	$—
International
Residential first mortgages	660	$22	$—	$—	$—	—%
Credit cards	18,413	77	—	—	2	17
Installment and other revolving	6,421	34	—	—	2	10
Commercial banking(6)	131	9	—	—	—	—
Total(8)	25,625	$142	$—	$—	$4

(1)	Post-modification balances include past-due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $3 million of residential first mortgages and $2 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2019. These amounts include $2 million of residential first mortgages and $2 million of home equity loans that were newly classified as TDRs in the three months ended September 30, 2019, based on previously received OCC guidance.

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

(8)	The above tables reflect activity for loans outstanding that were considered TDRs as of the end of the reporting period.

	For the Nine Months Ended September 30, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	805	$120	$—	$—	$—	—%
Home equity loans	613	66	2	—	—	1
Credit cards	202,453	874	—	—	—	17
Installment and other revolving	1,190	10	—	—	—	6
Commercial banking(6)	31	48	—	—	—	—
Total(8)	205,092	$1,118	$2	$—	$—
International
Residential first mortgages	1,935	$59	$—	$—	$—	—%
Credit cards	53,649	214	—	—	8	17
Installment and other revolving	21,747	132	—	—	5	10
Commercial banking(6)	314	63	—	—	—	—
Total(8)	77,645	$468	$—	$—	$13

	For the Nine Months Ended September 30, 2018
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,544	$233	$2	$—	$—	—%
Home equity loans	1,097	104	4	—	—	1
Credit cards	180,170	717	—	—	—	18
Installment and other revolving	956	7	—	—	—	5
Commercial banking(6)	37	5	—	—	—	—
Total(8)	183,804	$1,066	$6	$—	$—
International
Residential first mortgages	1,833	$62	$—	$—	$—	—%
Credit cards	59,589	249	—	—	7	16
Installment and other revolving	22,918	136	—	—	6	10
Commercial banking(6)	433	60	—	—	—	1
Total(8)	84,773	$507	$—	$—	$13

(1)	Post-modification balances include past-due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $15 million of residential first mortgages and $6 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2019. These amounts include $9 million of residential first mortgages and $5 million of home equity loans that were newly classified as TDRs in the nine months ended September 30, 2019, based on previously received OCC guidance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
North America
Residential first mortgages	$19	$31	$69	$105
Home equity loans	4	5	11	21
Credit cards	74	57	217	173
Installment and other revolving	1	1	3	2
Commercial banking	—	1	1	22
Total	$98	$95	$301	$323
International
Residential first mortgages	$1	$2	$8	$6
Credit cards	34	48	109	156
Installment and other revolving	18	18	54	62
Commercial banking	3	7	5	17
Total	$56	$75	$176	$241

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	September 30, 2019	December 31, 2018
In North America offices(1)
Commercial and industrial	$49,475	$52,063
Financial institutions	52,678	48,447
Mortgage and real estate(2)	52,972	50,124
Installment, revolving credit and other	31,303	32,425
Lease financing	1,314	1,429
Total	$187,742	$184,488
In offices outside North America(1)
Commercial and industrial	$102,432	$94,701
Financial institutions	37,908	36,837
Mortgage and real estate(2)	7,811	7,376
Installment, revolving credit and other	26,774	25,684
Lease financing	80	103
Governments and official institutions	2,958	4,520
Total	$177,963	$169,221
Corporate loans, net of unearned income(3)	$365,705	$353,709

(1)	North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(2)	Loans secured primarily by real estate.

(3)
Corporate loans are net of unearned income of ($780) million and ($822) million at September 30, 2019 and December 31, 2018, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

The Company sold and/or reclassified to held-for-sale $0.8 billion and $2.1 billion of corporate loans during the three and nine months ended September 30, 2019, respectively, and $0.3 billion and $0.8 billion during the three and nine months ended September 30, 2018, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2019 or 2018.

Lease financing
Citi is a lessor in the power, railcars, shipping and aircraft sectors, where the Company has executed operating, direct financing and leveraged leases. Citi’s $1.4 billion of lease financing receivables, as of September 30, 2019, is composed of approximately equal balances of direct financing lease receivables and net investments in leveraged leases. Citi uses the interest rate implicit in the lease to determine the present value of its lease financing receivables. Interest income on direct financing and leveraged leases during the three and nine months ended September 30, 2019 was not material.
The Company’s leases have an average remaining maturity of approximately four years. In certain cases, Citi obtains residual value insurance from third parties and/or the lessee to manage the risk associated with the residual value of the leased assets. The receivable related to the residual value of the leased assets is approximately $0.9 billion as of September 30, 2019, while the amount covered by residual value guarantees is approximately $0.3 billion.
The Company’s operating leases, where Citi is a lessor, are not significant to the Consolidated Financial Statements.

Corporate Loan Delinquency and Non-Accrual Details at September 30, 2019

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$668	$24	$692	$1,232	$148,162	$150,086
Financial institutions	559	175	734	36	87,760	88,530
Mortgage and real estate	316	4	320	171	60,288	60,779
Lease financing	7	9	16	—	1,378	1,394
Other	113	33	146	88	60,844	61,078
Loans at fair value						3,838
Total	$1,663	$245	$1,908	$1,527	$358,432	$365,705

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2018

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$365	$42	$407	$919	$143,960	$145,286
Financial institutions	87	7	94	102	83,672	83,868
Mortgage and real estate	128	5	133	215	57,116	57,464
Lease financing	5	10	15	—	1,516	1,531
Other	151	52	203	75	62,079	62,357
Loans at fair value						3,203
Total	$736	$116	$852	$1,311	$348,343	$353,709

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Non-accrual loans generally include those loans that are 90 days or more past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest and/or principal is doubtful.

(3)	Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	September 30, 2019	December 31, 2018
Investment grade(2)
Commercial and industrial	$104,958	$102,722
Financial institutions	77,077	73,080
Mortgage and real estate	27,514	25,855
Lease financing	1,148	1,036
Other	53,287	57,299
Total investment grade	$263,984	$259,992
Non-investment grade(2)
Accrual
Commercial and industrial	$43,896	$41,645
Financial institutions	11,417	10,686
Mortgage and real estate	2,899	3,793
Lease financing	246	496
Other	7,703	4,981
Non-accrual
Commercial and industrial	1,232	919
Financial institutions	36	102
Mortgage and real estate	171	215
Lease financing	—	—
Other	88	75
Total non-investment grade	$67,688	$62,912
Non-rated private bank loans managed on a delinquency basis(2)	$30,195	$27,602
Loans at fair value	3,838	3,203
Corporate loans, net of unearned income	$365,705	$353,709

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	September 30, 2019				Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,232	$1,504	$127	$1,098	$1	$16
Financial institutions	36	59	9	67	—	—
Mortgage and real estate	171	379	10	193	—	—
Lease financing	—	—	—	—	—	—
Other	88	197	38	75	7	7
Total non-accrual corporate loans	$1,527	$2,139	$184	$1,433	$8	$23

	December 31, 2018
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$919	$1,070	$183	$1,099
Financial institutions	102	123	35	99
Mortgage and real estate	215	323	39	233
Lease financing	—	28	—	21
Other	75	165	6	83
Total non-accrual corporate loans	$1,311	$1,709	$263	$1,535

	September 30, 2019		December 31, 2018
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$622	$127	$603	$183
Financial institutions	10	9	76	35
Mortgage and real estate	45	10	100	39
Lease financing	—	—	—	—
Other	79	38	24	6
Total non-accrual corporate loans with specific allowance	$756	$184	$803	$263
Non-accrual corporate loans without specific allowance
Commercial and industrial	$610		$316
Financial institutions	26		26
Mortgage and real estate	126		115
Lease financing	—		—
Other	9		51
Total non-accrual corporate loans without specific allowance	$771	N/A	$508	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three and nine months ended September 30, 2018 was $8 million and $25 million, respectively.
N/A Not applicable

Corporate Troubled Debt Restructurings

For the three months ended September 30, 2019:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$24	$—	$—	$24
Mortgage and real estate	3	—	—	3
Other	—	—	—	—
Total	$27	$—	$—	$27

For the three months ended September 30, 2018:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$62	$1	$4	$57
Mortgage and real estate	3	—	—	3
Total	$65	$1	$4	$60

For the nine months ended September 30, 2019:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$82	$19	$—	$63
Mortgage and real estate	10	—	—	10
Other	6	6	—	—
Total	$98	$25	$—	$73
For the nine months ended September 30, 2018:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$103	$5	$8	$90
Mortgage and real estate	6	—	—	6
Total	$109	$5	$8	$96

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

		TDR loans in payment default			TDR loans in payment default
In millions of dollars	TDR balances at September 30, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	TDR balances at September 30, 2018	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Commercial and industrial	$398	$—	$19	$480	$—	$70
Financial institutions	9	—	—	21	—	—
Mortgage and real estate	75	—	—	71	—	—
Other	4	—	—	42	—	—
Total(1)	$486	$—	$19	$614	$—	$70

(1)	The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Allowance for loan losses at beginning of period	$12,466	$12,126	$12,315	$12,355
Gross credit losses	(2,281)	(2,094)	(6,980)	(6,499)
Gross recoveries(1)	368	338	1,156	1,172
Net credit losses (NCLs)	$(1,913)	$(1,756)	$(5,824)	$(5,327)
NCLs	$1,913	$1,756	$5,824	$5,327
Net reserve builds (releases)	132	169	252	302
Net specific reserve builds (releases)	17	(19)	19	(125)
Total provision for loan losses	$2,062	$1,906	$6,095	$5,504
Other, net (see table below)	(85)	60	(56)	(196)
Allowance for loan losses at end of period	$12,530	$12,336	$12,530	$12,336
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,376	$1,278	$1,367	$1,258
Provision (release) for unfunded lending commitments	9	42	18	66
Other, net	—	1	—	(3)
Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,385	$1,321	$1,385	$1,321
Total allowance for loans, leases and unfunded lending commitments	$13,915	$13,657	$13,915	$13,657

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Other, net details	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Sales or transfers of various consumer loan portfolios to HFS
Transfer of real estate loan portfolios	$(5)	$(2)	$(9)	$(88)
Transfer of other loan portfolios	—	(3)	—	(109)
Sales or transfers of various consumer loan portfolios to HFS	$(5)	$(5)	$(9)	$(197)
FX translation, consumer	(65)	62	(26)	16
Other	(15)	3	(21)	(15)
Other, net	$(85)	$60	$(56)	$(196)

Allowance for Credit Losses and End-of-Period Loans

	Three Months Ended
	September 30, 2019			September 30, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,353	$10,113	$12,466	$2,330	$9,796	$12,126
Charge-offs	(107)	(2,174)	(2,281)	(36)	(2,058)	(2,094)
Recoveries	18	350	368	6	332	338
Replenishment of net charge-offs	89	1,824	1,913	30	1,726	1,756
Net reserve builds (releases)	11	121	132	34	135	169
Net specific reserve builds (releases)	(17)	34	17	(27)	8	(19)
Other	(16)	(69)	(85)	2	58	60
Ending balance	$2,331	$10,199	$12,530	$2,339	$9,997	$12,336

	Nine Months Ended
	September 30, 2019			September 30, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,365	$9,950	$12,315	$2,486	$9,869	$12,355
Charge-offs	(263)	(6,717)	(6,980)	(195)	(6,304)	(6,499)
Recoveries	48	1,108	1,156	71	1,101	1,172
Replenishment of net charge-offs	215	5,609	5,824	124	5,203	5,327
Net reserve builds (releases)	56	196	252	(15)	317	302
Net specific reserve builds (releases)	(69)	88	19	(119)	(6)	(125)
Other	(21)	(35)	(56)	(13)	(183)	(196)
Ending balance	$2,331	$10,199	$12,530	$2,339	$9,997	$12,336

	September 30, 2019			December 31, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Collectively evaluated in accordance with ASC 450	$2,149	$8,945	$11,094	$2,102	$8,770	$10,872
Individually evaluated in accordance with ASC 310-10-35	182	1,253	1,435	263	1,178	1,441
Purchased credit impaired in accordance with ASC 310-30	—	1	1	—	2	2
Total allowance for loan losses	$2,331	$10,199	$12,530	$2,365	$9,950	$12,315
Loans, net of unearned income
Collectively evaluated in accordance with ASC 450	$360,455	$320,650	$681,105	$349,292	$325,055	$674,347
Individually evaluated in accordance with ASC 310-10-35	1,412	5,253	6,665	1,214	5,284	6,498
Purchased credit impaired in accordance with ASC 310-30	—	117	117	—	128	128
Held at fair value	3,838	18	3,856	3,203	20	3,223
Total loans, net of unearned income	$365,705	$326,038	$691,743	$353,709	$330,487	$684,196

15.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Total
Balance at December 31, 2018	$12,743	$9,303	$22,046
Foreign currency translation	—	(9)	(9)
Balance at March 31, 2019	$12,743	$9,294	$22,037
Foreign currency translation	(15)	43	28
Balance at June 30, 2019	$12,728	$9,337	$22,065
Foreign currency translation	(77)	(166)	(243)
Balance at September 30, 2019	$12,651	$9,171	$21,822

Goodwill impairment testing is performed at the level below each business segment (referred to as a reporting unit). See Note 3 for further information on business segments. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

The Company performed its annual goodwill impairment test as of July 1, 2019. The fair values of the Company’s reporting units exceeded their carrying values by approximately 33% to 134% and no reporting unit is at risk of impairment. Further, there were no triggering events identified and no goodwill impaired during the three and nine months ended September 30, 2019.

Intangible Assets
The components of intangible assets were as follows:

	September 30, 2019			December 31, 2018
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,662	$4,008	$1,654	$5,733	$3,936	$1,797
Credit card contract-related intangibles(1)	5,316	2,983	2,333	5,225	2,791	2,434
Core deposit intangibles	416	415	1	419	415	4
Other customer relationships	463	306	157	470	299	171
Present value of future profits	32	29	3	32	29	3
Indefinite-lived intangible assets	216	—	216	218	—	218
Other	81	73	8	84	75	9
Intangible assets (excluding MSRs)	$12,186	$7,814	$4,372	$12,181	$7,545	$4,636
Mortgage servicing rights (MSRs)(2)	472	—	472	584	—	584
Total intangible assets	$12,658	$7,814	$4,844	$12,765	$7,545	$5,220

(1)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco, Sears and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount as of September 30, 2019 and December 31, 2018.

(2)	For additional information on Citi’s MSRs, see Note 18 to the Consolidated Financial Statements.

The changes in intangible assets were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2018	Acquisitions/ divestitures	Amortization	Impairments	FX translation and other	September 30, 2019
Purchased credit card relationships(1)	$1,797	$—	$(142)	$—	$(1)	$1,654
Credit card contract-related intangibles(2)	2,434	—	(252)	—	151	2,333
Core deposit intangibles	4	—	(4)	—	1	1
Other customer relationships	171	—	(18)	—	4	157
Present value of future profits	3	—	—	—	—	3
Indefinite-lived intangible assets	218	—	—	1	(3)	216
Other	9	—	(8)	—	7	8
Intangible assets (excluding MSRs)	$4,636	$—	$(424)	$1	$159	$4,372
Mortgage servicing rights (MSRs)(3)	584					472
Total intangible assets	$5,220					$4,844

(1)
Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract intangibles and include credit card accounts primarily in the Costco, Macy’s and Sears portfolios.

(2)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco, Sears and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount at September 30, 2019 and December 31, 2018.

(3)	For additional information on Citi’s MSRs, including the rollforward for the nine months ended September 30, 2019, see Note 18 to the Consolidated Financial Statements.

16.   DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	September 30, 2019	December 31, 2018
Commercial paper
Bank(1)	$10,036	$13,238
Broker-dealer and other(2)	4,647	—
Total commercial paper	$14,683	$13,238
Other borrowings(3)	20,547	19,108
Total	$35,230	$32,346

(1)	Represents Citibank entities as well as other bank entities.

(2)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

(3)
Includes borrowings from Federal Home Loan Banks and other market participants. At September 30, 2019 and December 31, 2018, collateralized short-term advances from the Federal Home Loan Banks were $9.5 billion and $9.5 billion, respectively.

Long-Term Debt

In millions of dollars	September 30, 2019	December 31, 2018
Citigroup Inc.(1)	$145,342	$143,767
Bank(2)	54,896	61,237
Broker-dealer and other(3)	42,000	26,995
Total	$242,238	$231,999

(1)	Represents the parent holding company.

(2)
Represents Citibank entities as well as other bank entities. At September 30, 2019 and December 31, 2018, collateralized long-term advances from the Federal Home Loan Banks were $5.5 billion and $10.5 billion, respectively.

(3)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both September 30, 2019 and December 31, 2018.

The following table summarizes Citi’s outstanding trust preferred securities at September 30, 2019:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	Jun. 2007	99,901	123	3 mo LIBOR + 88.75 bps	50	123	Jun. 28, 2067	Jun. 28, 2017
Total obligated			$2,563			$2,569

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)	Represents the notional value received by outside investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

17.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:
Three Months Ended September 30, 2019

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges(5)	Accumulated other comprehensive income (loss)
Balance, June 30, 2019	$(412)	$(376)	$75	$(6,574)	$(27,921)	$5	$(35,203)
Other comprehensive income before reclassifications	566	215	172	(300)	(1,442)	(10)	(799)
Increase (decrease) due to amounts reclassified from AOCI	(259)	(5)	81	50	—	—	(133)
Change, net of taxes	$307	$210	$253	$(250)	$(1,442)	$(10)	$(932)
Balance at September 30, 2019	$(105)	$(166)	$328	$(6,824)	$(29,363)	$(5)	$(36,135)
Nine Months Ended September 30, 2019

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges(5)	Accumulated other comprehensive income (loss)
Balance, December 31, 2018	$(2,250)	$192	$(728)	$(6,257)	$(28,070)	$(57)	$(37,170)
Other comprehensive income before reclassifications	2,842	(374)	772	(715)	(1,293)	52	1,284
Increase (decrease) due to amounts reclassified from AOCI	(697)	16	284	148	—	—	(249)
Change, net of taxes	$2,145	$(358)	$1,056	$(567)	$(1,293)	$52	$1,035
Balance at September 30, 2019	$(105)	$(166)	$328	$(6,824)	$(29,363)	$(5)	$(36,135)
Note: Footnotes to the tables above appear on the following page.

Three Months Ended September 30, 2018

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges(5)	Accumulated other comprehensive income (loss)
Balance, June 30, 2018	$(2,717)	$(475)	$(1,021)	$(5,794)	$(27,455)	$(32)	$(37,494)
Other comprehensive income before reclassifications	(603)	(294)	(114)	(14)	(221)	10	(1,236)
Increase (decrease) due to amounts reclassified from AOCI	(2)	7	40	40	—	—	85
Change, net of taxes	$(605)	$(287)	$(74)	$26	$(221)	$10	$(1,151)
Balance at September 30, 2018	$(3,322)	$(762)	$(1,095)	$(5,768)	$(27,676)	$(22)	$(38,645)
Nine Months Ended September 30, 2018

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges(5)	Accumulated other comprehensive income (loss)
Balance, December 31, 2017	$(1,158)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,668)
Adjustment to opening balance, net of taxes(6)	(3)	—	—	—	—	—	(3)
Adjusted balance, beginning of period	$(1,161)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,671)
Other comprehensive income before reclassifications	(1,984)	123	(512)	288	(1,968)	(22)	(4,075)
Increase (decrease) due to amounts reclassified from AOCI	(177)	36	115	127	—	—	101
Change, net of taxes	$(2,161)	$159	$(397)	$415	$(1,968)	$(22)	$(3,974)
Balance at September 30, 2018	$(3,322)	$(762)	$(1,095)	$(5,768)	$(27,676)	$(22)	$(38,645)

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

(4)
Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Euro, Korean won and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2019. Primarily reflects the movements in (by order of impact) the Korean won, Euro, Brazilian real, Mexican peso, and Indian rupee against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2019. Primarily reflects the movements in (by order of impact) the Indian rupee, Chinese yuan renminbi, Turkish lira and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2018. Primarily reflects the movements in (by order of impact) the Brazilian real, Indian rupee, Australian dollar and Argentine peso against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2018. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.

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

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three Months Ended September 30, 2019

In millions of dollars	Pretax	Tax effect	After-tax
Balance, June 30, 2019	$(41,472)	$6,269	$(35,203)
Change in net unrealized gains (losses) on debt securities	419	(112)	307
Debt valuation adjustment (DVA)	273	(63)	210
Cash flow hedges	333	(80)	253
Benefit plans	(356)	106	(250)
Foreign currency translation adjustment	(1,442)	—	(1,442)
Excluded component of fair value hedges	(10)	—	(10)
Change	$(783)	$(149)	$(932)
Balance at September 30, 2019	$(42,255)	$6,120	$(36,135)
Nine Months Ended September 30, 2019

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2018	$(44,082)	$6,912	$(37,170)
Change in net unrealized gains (losses) on debt securities	2,855	(710)	2,145
Debt valuation adjustment (DVA)	(449)	91	(358)
Cash flow hedges	1,391	(335)	1,056
Benefit plans	(753)	186	(567)
Foreign currency translation adjustment	(1,290)	(3)	(1,293)
Excluded component of fair value hedges	73	(21)	52
Change	$1,827	$(792)	$1,035
Balance at September 30, 2019	$(42,255)	$6,120	$(36,135)

Three Months Ended September 30, 2018

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, June 30, 2018	$(44,407)	$6,913	$(37,494)
Change in net unrealized gains (losses) on debt securities	(810)	205	(605)
Debt valuation adjustment (DVA)	(377)	90	(287)
Cash flow hedges	(97)	23	(74)
Benefit plans	55	(29)	26
Foreign currency translation adjustment	(192)	(29)	(221)
Excluded component of fair value hedges	13	(3)	10
Change	$(1,408)	$257	$(1,151)
Balance at September 30, 2018	$(45,815)	$7,170	$(38,645)

Nine Months Ended September 30, 2018

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2017(1)	$(41,228)	$6,560	$(34,668)
Adjustment to opening balance(2)	(4)	1	(3)
Adjusted balance, beginning of period	$(41,232)	$6,561	$(34,671)
Change in net unrealized gains (losses) on debt securities	(2,861)	700	(2,161)
Debt valuation adjustment (DVA)	208	(49)	159
Cash flow hedges	(519)	122	(397)
Benefit plans	549	(134)	415
Foreign currency translation adjustment	(1,931)	(37)	(1,968)
Excluded component of fair value hedges	(29)	7	(22)
Change	$(4,583)	$609	$(3,974)
Balance at September 30, 2018	$(45,815)	$7,170	$(38,645)

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

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,	Nine Months Ended September 30,
In millions of dollars	2019	2019
Realized (gains) losses on sales of investments	$(361)	$(959)
Gross impairment losses	13	18
Subtotal, pretax	$(348)	$(941)
Tax effect	89	244
Net realized (gains) losses on investments after-tax(1)	$(259)	$(697)
Realized DVA (gains) losses on fair value option liabilities	$(6)	$21
Subtotal, pretax	$(6)	$21
Tax effect	1	(5)
Net realized debt valuation adjustment, after-tax	$(5)	$16
Interest rate contracts	$96	$360
Foreign exchange contracts	2	6
Subtotal, pretax	$98	$366
Tax effect	(17)	(82)
Amortization of cash flow hedges, after-tax(2)	$81	$284
Amortization of unrecognized
Prior service cost (benefit)	$(3)	$(9)
Net actuarial loss	73	207
Curtailment/settlement impact(3)	(4)	(2)
Subtotal, pretax	$66	$196
Tax effect	(16)	(48)
Amortization of benefit plans, after-tax(3)	$50	$148
Excluded component of fair value hedges, pretax	$—	$—
Tax effect	—	—
Excluded component of fair value hedges, after-tax	$—	$—
Foreign currency translation adjustment	$—	$—
Tax effect	—	—
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$(190)	$(358)
Total tax effect	57	109
Total amounts reclassified out of AOCI, after-tax	$(133)	$(249)

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 12 to the Consolidated Financial Statements for additional details.

(2)	See Note 19 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,	Nine Months Ended September 30,
In millions of dollars	2018	2018
Realized (gains) losses on sales of investments	$(69)	$(341)
OTTI gross impairment losses	70	109
Subtotal, pretax	$1	$(232)
Tax effect	(3)	55
Net realized (gains) losses on investment securities, after-tax(1)	$(2)	$(177)
Realized DVA (gains) losses on fair value option liabilities	$9	$46
Subtotal, pretax	$9	$46
Tax effect	(2)	(10)
Net realized debt valuation adjustment, after-tax	$7	$36
Interest rate contracts	$54	$142
Foreign exchange contracts	(2)	8
Subtotal, pretax	$52	$150
Tax effect	(12)	(35)
Amortization of cash flow hedges, after-tax(2)	$40	$115
Amortization of unrecognized
Prior service cost (benefit)	$(10)	$(32)
Net actuarial loss	60	193
Curtailment/settlement impact(3)	—	6
Subtotal, pretax	$50	$167
Tax effect	(10)	(40)
Amortization of benefit plans, after-tax(3)	$40	$127
Foreign currency translation adjustment	$—	$—
Tax effect	—	—
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$112	$131
Total tax effect	(27)	(30)
Total amounts reclassified out of AOCI, after-tax	$85	$101

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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of September 30, 2019
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$42,653	$42,653	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	117,312	—	117,312	2,934	—	—	73	3,007
Non-agency-sponsored	42,449	1,220	41,229	856	—	—	1	857
Citi-administered asset-backed commercial paper conduits	14,628	14,628	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	17,444	—	17,444	4,557	—	—	—	4,557
Asset-based financing	155,773	5,315	150,458	23,478	902	9,049	—	33,429
Municipal securities tender option bond trusts (TOBs)	7,323	1,717	5,606	21	—	3,628	—	3,649
Municipal investments	19,403	—	19,403	2,800	4,258	2,766	—	9,824
Client intermediation	1,333	1,269	64	4	—	—	—	4
Investment funds	927	199	728	11	—	17	3	31
Other	341	1	340	178	—	32	—	210
Total	$419,586	$67,002	$352,584	$34,839	$5,160	$15,492	$77	$55,568

	As of December 31, 2018
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$46,232	$46,232	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	116,563	—	116,563	3,038	—	—	60	3,098
Non-agency-sponsored	30,886	1,498	29,388	431	—	—	1	432
Citi-administered asset-backed commercial paper conduits	18,750	18,750	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	21,837	—	21,837	5,891	—	—	9	5,900
Asset-based financing	99,433	628	98,805	21,640	715	9,757	—	32,112
Municipal securities tender option bond trusts (TOBs)	7,998	1,776	6,222	9	—	4,262	—	4,271
Municipal investments	18,044	3	18,041	2,813	3,922	2,738	—	9,473
Client intermediation	858	614	244	172	—	—	2	174
Investment funds	1,272	440	832	12	—	1	1	14
Other	63	3	60	37	—	23	—	60
Total	$361,936	$69,944	$291,992	$34,043	$4,637	$16,781	$73	$55,534

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s September 30, 2019 and December 31, 2018 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

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

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage- and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $6 billion and $7 billion at September 30, 2019 and December 31, 2018, respectively;

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

	September 30, 2019		December 31, 2018
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$9,049	$—	$9,757
Municipal securities tender option bond trusts (TOBs)	3,628	—	4,262	—
Municipal investments	—	2,766	—	2,738
Investment funds	—	17	—	1
Other	—	32	—	23
Total funding commitments	$3,628	$11,864	$4,262	$12,519

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	September 30, 2019	December 31, 2018
Cash	$—	$—
Trading account assets	2.9	3.0
Investments	10.0	10.7
Total loans, net of allowance	26.6	24.5
Other	0.5	0.5
Total assets	$40.0	$38.7

Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni

Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	September 30, 2019	December 31, 2018
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$21.7	$27.3
Retained by Citigroup as trust-issued securities	6.3	7.6
Retained by Citigroup via non-certificated interests	14.8	11.3
Total	$42.8	$46.2

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended September 30,
In billions of dollars	2019	2018
Proceeds from new securitizations	$—	$1.9
Pay down of maturing notes	(3.1)	(2.9)

	Nine Months Ended September 30,
In billions of dollars	2019	2018
Proceeds from new securitizations	$—	$5.8
Pay down of maturing notes	(5.6)	(8.3)

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.0 years as of September 30, 2019 and December 31, 2018.

In billions of dollars	Sept. 30, 2019	Dec. 31, 2018
Term notes issued to third parties	$20.2	$25.8
Term notes retained by Citigroup affiliates	4.4	5.7
Total Master Trust liabilities	$24.6	$31.5

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.9 years as of September 30, 2019 and 2.7 years as of December 31, 2018.

In billions of dollars	Sept. 30, 2019	Dec. 31, 2018
Term notes issued to third parties	$1.5	$1.5
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.4	$3.4

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended September 30,
	2019		2018
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.7	$3.8	$1.0	$0.7
Proceeds from new securitizations	1.7	4.0	1.1	0.7
Purchases of previously transferred financial assets	—	—	0.1	—

	Nine Months Ended September 30,
	2019		2018
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$3.8	$12.6	$3.2	$1.7
Proceeds from new securitizations	3.9	12.8	3.4	3.3
Purchases of previously transferred financial assets	0.1	—	0.3	—

Note: Excludes re-securitization transactions.

(1)	The principal securitized and proceeds from new securitizations in 2019 include $0.2 billion related to personal loan securitizations.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $9 million and $14 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2019, gains recognized on the securitization of non-agency sponsored mortgages were $16 million and $59 million, respectively.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $4 million and $15 million for the three and nine months ended September 30, 2018, respectively. There were no gains recognized on the securitization of non-agency sponsored mortgages for the three months ended September 30, 2018. Gains recognized on the securitization of non-agency sponsored mortgages were $18 million for the nine months ended September 30, 2018.

	September 30, 2019			December 31, 2018
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(3)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$461	$812	$99	$564	$300	$51

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Retained interests consist of Level 2 or Level 3 assets depending on the observability of significant inputs. See Note 20 to the Consolidated Financial Statements for more information about fair value measurements.

(3)	Senior interests in non-agency-sponsored mortgages include $150 million related to personal loan securitizations at September 30, 2019.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	Three Months Ended September 30, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	11.4%	3.7%	4.0%
Weighted average constant prepayment rate	14.6%	17.6%	8.4%
Weighted average anticipated net credit losses(2)	NM	2.6%	2.7%
Weighted average life	6.6 years	5.4 years	11.0 years

	Three Months Ended September 30, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	10.0%	4.1%	5.6%
Weighted average constant prepayment rate	6.2%	7.9%	8.2%
Weighted average anticipated net credit losses(2)	NM	3.6%	3.6%
Weighted average life	7.2 years	3.6 years	11.4 years

	Nine Months Ended September 30, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.4%	3.6%	4.3%
Weighted average constant prepayment rate	14.8%	11.3%	7.8%
Weighted average anticipated net credit losses(2)	NM	3.6%	2.8%
Weighted average life	6.2 years	6.1 years	12.0 years

	Nine Months Ended September 30, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.9%	3.7%	4.4%
Weighted average constant prepayment rate	5.5%	8.8%	9.1%
Weighted average anticipated net credit losses(2)	NM	4.4%	3.4%
Weighted average life	7.6 years	5.8 years	6.7 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests at period end or securitization of mortgage receivables were as follows:

	September 30, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	10.2%	6.6%	7.8%
Weighted average constant prepayment rate	11.2%	2.4%	5.6%
Weighted average anticipated net credit losses(2)	NM	6.2%	2.5%
Weighted average life	6.2 years	7.1 years	26.6 years

	December 31, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.8%	9.3%	—
Weighted average constant prepayment rate	9.1%	8.0%	—
Weighted average anticipated net credit losses(2)	NM	40.0%	—
Weighted average life	6.4 years	6.6 years	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

	September 30, 2019
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(16)	$—	$(1)
Adverse change of 20%	(31)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(19)	—	—
Adverse change of 20%	(36)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	(1)

	December 31, 2018
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(16)	$—	$—
Adverse change of 20%	(32)	—	—
Constant prepayment rate
Adverse change of 10%	(21)	—	—
Adverse change of 20%	(41)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation losses
	Securitized assets		90 days past due		Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars, except liquidation losses in millions	Sept. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Dec. 31, 2018	2019	2018	2019	2018
Securitized assets
Residential mortgages(1)	$11.6	$5.2	$0.3	$0.4	$20	$10	$40	$42
Commercial and other	17.0	13.1	—	—	—	—	—	—
Total	$28.6	$18.3	$0.3	$0.4	$20	$10	$40	$42

(1)    Securitized assets include $0.3 billion of personal loan securitizations as of September 30, 2019.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $472 million and $618 million at September 30, 2019 and 2018, respectively. The MSRs correspond to principal loan balances of $59 billion and $62 billion as of September 30, 2019 and 2018, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended September 30,
In millions of dollars	2019	2018
Balance, as of June 30	$508	$596
Originations	19	14
Changes in fair value of MSRs due to changes in inputs and assumptions	(35)	25
Other changes(1)	(20)	(17)
Sales of MSRs	—	—
Balance, as of September 30	$472	$618

	Nine Months Ended September 30,
In millions of dollars	2019	2018
Balance, beginning of year	$584	$558
Originations	47	46
Changes in fair value of MSRs due to changes in inputs and assumptions	(99)	82
Other changes(1)	(60)	(50)
Sales of MSRs	—	(18)
Balance, as of September 30	$472	$618

(1)	Represents changes due to customer payments and passage of time.

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Servicing fees	$36	$41	$112	$130
Late fees	2	1	6	3
Ancillary fees	—	1	1	7
Total MSR fees	$38	$43	$119	$140

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three and nine months ended September 30, 2019 and 2018. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of September 30, 2019, Citi held no retained interests in private label re-securitization transactions structured by Citi. As of December 31, 2018, the fair value of Citi-retained interests in private label re-securitization transactions structured by Citi totaled approximately $16 million (all related to re-securitization transactions executed prior to 2016). Of this amount, all was related to subordinated beneficial interests. The original par value of private label re-securitization transactions in which Citi held a retained interest as of December 31, 2018 was approximately $271 million.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2019, Citi transferred agency securities with a fair value of approximately $8.9 billion and $23.4 billion, respectively, to re-securitization entities compared to approximately $6.8 billion and $20.4 billion for the three and nine months ended September 30, 2018, respectively.
As of September 30, 2019, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.5 billion (including $1.3 billion related to re-securitization transactions executed in 2019) compared to $2.5 billion as of December 31, 2018 (including $1.4 billion related to re-securitization transactions executed in 2018), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2019 and December 31, 2018 were approximately $72.9 billion and $70.9 billion, respectively.
As of September 30, 2019 and December 31, 2018, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At September 30, 2019 and December 31, 2018, the commercial paper conduits administered by Citi had approximately $14.6 billion and $18.8 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $17.2 billion and $14.0 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At September 30, 2019 and December 31, 2018, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 41 and 53 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.3 billion and $1.7 billion as of September 30, 2019 and December 31, 2018, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At September 30, 2019 and December 31, 2018, the Company owned $4.6 billion and $5.5 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations (CLOs)
There were no new securitizations during the three or nine months ended September 30, 2019 and 2018. The following table summarizes selected retained interests related to Citigroup CLOs:

In millions of dollars	Sept. 30, 2019	Dec. 31, 2018
Carrying value of retained interests	$1,404	$3,142

All of Citi’s retained interests were held-to-maturity securities as of September 30, 2019 and December 31, 2018.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2019
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$29,539	$6,740
Corporate loans	7,729	6,210
Hedge funds and equities	445	51
Airplanes, ships and other assets	112,745	20,428
Total	$150,458	$33,429

	December 31, 2018
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$23,918	$6,928
Corporate loans	6,973	5,744
Hedge funds and equities	388	53
Airplanes, ships and other assets	67,526	19,387
Total	$98,805	$32,112

Municipal Securities Tender Option Bond (TOB) Trusts
At September 30, 2019 and December 31, 2018, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At September 30, 2019 and December 31, 2018, liquidity agreements provided with respect to customer TOB trusts totaled $3.6 billion and $4.3 billion, respectively, of which $1.7 billion and $2.3 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $7.1 billion and $6.1 billion as of September 30, 2019 and December 31, 2018, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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
Information pertaining to Citigroup’s derivatives activities, based on notional amounts, is presented in the table below. Derivative notional amounts are reference amounts from which contractual payments are derived and do not represent a complete measure of Citi’s exposure to derivative transactions. Citi’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. Moreover, notional amounts do not reflect the netting of offsetting trades. For example, if Citi enters into a receive-fixed interest rate swap with $100 million notional, and offsets this risk with an identical but opposite pay-fixed position with a different counterparty, $200 million in derivative notionals is reported, although these offsetting positions may result in de minimis overall market risk. In addition, aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on Citi’s market share, levels of client activity and other factors.

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest rate contracts
Swaps	$303,106	$273,636	$19,412,991	$18,138,686
Futures and forwards	—	—	6,086,806	4,632,257
Written options	—	—	2,425,174	3,018,469
Purchased options	—	—	2,116,884	2,532,479
Total interest rate contracts	$303,106	$273,636	$30,041,855	$28,321,891
Foreign exchange contracts
Swaps	$56,006	$57,153	$7,126,361	$6,738,158
Futures, forwards and spot	37,234	41,410	5,143,659	5,115,504
Written options	—	1,726	1,300,917	1,566,717
Purchased options	—	2,104	1,332,247	1,543,516
Total foreign exchange contracts	$93,240	$102,393	$14,903,184	$14,963,895
Equity contracts
Swaps	$—	$—	$242,202	$217,580
Futures and forwards	—	—	84,711	52,053
Written options	—	—	537,389	454,675
Purchased options	—	—	377,442	341,018
Total equity contracts	$—	$—	$1,241,744	$1,065,326
Commodity and other contracts
Swaps	$—	$—	$77,152	$79,133
Futures and forwards	908	802	157,939	146,647
Written options	—	—	108,092	62,629
Purchased options	—	—	102,829	61,298
Total commodity and other contracts	$908	$802	$446,012	$349,707
Credit derivatives(1)
Protection sold	$—	$—	$680,809	$724,939
Protection purchased	—	—	773,629	795,649
Total credit derivatives	$—	$—	$1,454,438	$1,520,588
Total derivative notionals	$397,254	$376,831	$48,087,233	$46,221,407

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of September 30, 2019 and December 31, 2018. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $200 billion and $100 billion as of September 30, 2019 and December 31, 2018, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at September 30, 2019	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$2,390	$233
Cleared	240	160
Interest rate contracts	$2,630	$393
Over-the-counter	$1,094	$723
Cleared	—	13
Foreign exchange contracts	$1,094	$736
Total derivatives instruments designated as ASC 815 hedges	$3,724	$1,129
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$221,942	$204,714
Cleared	13,241	12,507
Exchange traded	173	213
Interest rate contracts	$235,356	$217,434
Over-the-counter	$139,748	$140,078
Cleared	425	1,425
Exchange traded	18	12
Foreign exchange contracts	$140,191	$141,515
Over-the-counter	$17,950	$19,018
Cleared	8	15
Exchange traded	10,751	11,894
Equity contracts	$28,709	$30,927
Over-the-counter	$12,807	$16,417
Exchange traded	1,087	849
Commodity and other contracts	$13,894	$17,266
Over-the-counter	$9,976	$10,901
Cleared	1,333	1,460
Credit derivatives	$11,309	$12,361
Total derivatives instruments not designated as ASC 815 hedges	$429,459	$419,503
Total derivatives	$433,183	$420,632
Cash collateral paid/received(3)	$14,693	$16,494
Less: Netting agreements(4)	(337,235)	(337,235)
Less: Netting cash collateral received/paid(5)	(52,239)	(46,435)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$58,402	$53,456
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(698)	$(161)
Less: Non-cash collateral received/paid	(13,255)	(14,528)
Total net receivables/payables(6)	$44,449	$38,767

(1)	The derivatives fair values are also presented in Note 20 to the Consolidated Financial Statements.

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

(3)
Reflects the net amount of the $61,128 million and $68,733 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $46,435 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $52,239 million was used to offset trading derivative assets.

(4)
Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $317 billion, $9 billion and $11 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

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

For the three and nine months ended September 30, 2019 and 2018, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 to the Consolidated Financial Statements for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Interest rate contracts	$14	$(22)	$76	$(65)
Foreign exchange	22	7	35	20
Total	$36	$(15)	$111	$(45)

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$1,363	$—	$(857)	$—	$4,179	$—	$(497)
Foreign exchange hedges	(1,180)	—	(142)	—	(1,192)	—	(1,502)	—
Commodity hedges	60	—	(7)	—	(42)	—	(8)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(1,120)	$1,363	$(149)	$(857)	$(1,234)	$4,179	$(1,510)	$(497)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$(1,320)	$—	$871	$—	$(3,982)	$—	$525
Foreign exchange hedges	1,180	—	142	—	1,192	—	1,502	—
Commodity hedges	(60)	—	8	—	42	—	9	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$1,120	$(1,320)	$150	$871	$1,234	$(3,982)	$1,511	$525
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(4)	$—	$—	$—	$(8)	$—	$(5)
Foreign exchange hedges(2)	25	—	(7)	—	(96)	—	(2)	—
Commodity hedges	11	—	(7)	—	34	—	(7)	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$36	$(4)	$(14)	$—	$(62)	$(8)	$(9)	$(5)

(1)
Gain (loss) amounts for hedges of interest rate risk are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis that was included in AOCI was $(10) million and $73 million for the three and nine months ended September 30, 2019 and $13 million and $(29) million for the three and nine months ended September 30, 2018, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. The hedge basis adjustment, whether from an active or de-designated hedge relationship, remains with the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at September 30, 2019 and December 31, 2018, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of September 30, 2019
Debt securities AFS(1)(2)	$107,544	$122	$770
Long-term debt	155,524	5,219	2,373
As of December 31, 2018
Debt securities AFS(2)	$81,632	$(196)	$295
Long-term debt	149,054	1,211	869

(1)
These amounts include a cumulative basis adjustment of $35 million for active hedges and $176 million for de-designated hedges as of September 30, 2019 related to certain prepayable financial assets designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $1.3 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $25.9 billion as of September 30, 2019) in a last-of-layer hedging relationship, which commenced in the first quarter of 2019.

(2)	Carrying amount represents the amortized cost.

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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2019 is approximately $71 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions of dollars	2019		2018		2019		2018
Amount of gain (loss) recognized in AOCI on derivative
Interest rate contracts(1)	$241		$(146)		$1,040		$(665)
Foreign exchange contracts	(6)		(3)		(15)		(4)
Total gain (loss) recognized in AOCI	$235		$(149)		$1,025		$(669)
Amount of gain (loss) reclassified from AOCI to earnings	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Interest rate contracts(1)	$—	$(96)	$—	$(54)	$—	$(360)	$—	$(142)
Foreign exchange contracts	(2)	—	2	—	(6)	—	(8)	—
Total gain (loss) reclassified from AOCI into earnings	$(2)	$(96)	$2	$(54)	$(6)	$(360)	$(8)	$(142)
Net pretax change in cash flow hedges included within AOCI		$333		$(97)		$1,391		$(519)

(1)
All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue in the Consolidated Statement of Income.

Net Investment Hedges
The pretax gain (loss) recorded in the foreign currency translation adjustment account within AOCI, related to net investment hedges, is $394 million and $96 million for the three and nine months ended September 30, 2019 and $(46) million and $1,096 million for the three and nine months ended September 30, 2018, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at September 30, 2019	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$4,450	$4,333	$183,263	$188,606
Broker-dealers	1,929	1,634	63,607	63,261
Non-financial	93	86	2,917	1,905
Insurance and other financial institutions	4,837	6,308	523,842	427,037
Total by industry of counterparty	$11,309	$12,361	$773,629	$680,809
By instrument
Credit default swaps and options	$10,449	$10,438	$749,061	$669,514
Total return swaps and other	860	1,923	24,568	11,295
Total by instrument	$11,309	$12,361	$773,629	$680,809
By rating of reference entity
Investment grade	$5,992	$5,976	$597,001	$519,575
Non-investment grade	5,317	6,385	176,628	161,234
Total by rating of reference entity	$11,309	$12,361	$773,629	$680,809
By maturity
Within 1 year	$1,504	$2,432	$223,743	$175,978
From 1 to 5 years	7,927	8,170	453,995	418,675
After 5 years	1,878	1,759	95,891	86,156
Total by maturity	$11,309	$12,361	$773,629	$680,809

(1)	The fair value amount receivable is composed of $4,247 million under protection purchased and $7,062 million under protection sold.

(2)	The fair value amount payable is composed of $8,551 million under protection purchased and $3,810 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2018	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$4,785	$4,432	$214,842	$218,273
Broker-dealers	1,706	1,612	62,904	63,014
Non-financial	64	87	2,687	1,192
Insurance and other financial institutions	4,210	4,220	515,216	442,460
Total by industry of counterparty	$10,765	$10,351	$795,649	$724,939
By instrument
Credit default swaps and options	$10,030	$9,755	$771,865	$712,623
Total return swaps and other	735	596	23,784	12,316
Total by instrument	$10,765	$10,351	$795,649	$724,939
By rating of reference entity
Investment grade	$4,725	$4,544	$637,790	$568,849
Non-investment grade	6,040	5,807	157,859	156,090
Total by rating of reference entity	$10,765	$10,351	$795,649	$724,939
By maturity
Within 1 year	$2,037	$2,063	$251,994	$225,597
From 1 to 5 years	6,720	6,414	493,096	456,409
After 5 years	2,008	1,874	50,559	42,933
Total by maturity	$10,765	$10,351	$795,649	$724,939

(1)	The fair value amount receivable is composed of $5,126 million under protection purchased and $5,639 under protection sold.

(2)	The fair value amount payable is composed of $5,882 million under protection purchased and $4,469 million under protection sold.
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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at both September 30, 2019 and December 31, 2018 was $32 billion and $33 billion, respectively. The Company posted $29 billion and $33 billion as collateral for this exposure in the normal course of business as of September 30, 2019 and December 31, 2018, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of September 30, 2019, the Company could be required to post an additional $1.0 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.9 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $3.4 billion and $4.6 billion as of September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019, the fair value of these previously derecognized assets was $3.4 billion. The fair value of the total return swaps as of September 30, 2019 was $31 million recorded as gross derivative assets and $13 million recorded as gross derivative liabilities. At December 31, 2018, the fair value of these previously derecognized assets was $4.5 billion, and the fair value of the total return swaps was $55 million recorded as gross derivative assets and $40 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at September 30, 2019 and December 31, 2018:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2019	December 31, 2018
Counterparty CVA	$(866)	$(1,085)
Asset FVA	(640)	(544)
Citigroup (own-credit) CVA	446	482
Liability FVA	119	135
Total CVA—derivative instruments(1)	$(941)	$(1,012)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Counterparty CVA	$2	$94	$104	$117
Asset FVA	(78)	74	(97)	123
Own-credit CVA	85	(75)	(20)	24
Liability FVA	14	(23)	(16)	(8)
Total CVA—derivative instruments	$23	$70	$(29)	$256
DVA related to own FVO liabilities(1)	$273	$(377)	$(449)	$208
Total CVA and DVA(2)	$296	$(307)	$(478)	$464

(1)	See Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

(2)	FVA is included with CVA for presentation purposes.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at September 30, 2019	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$242,754	$118	$242,872	$(94,504)	$148,368
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	30,684	272	30,956	—	30,956
Residential	—	632	164	796	—	796
Commercial	—	1,298	212	1,510	—	1,510
Total trading mortgage-backed securities	$—	$32,614	$648	$33,262	$—	$33,262
U.S. Treasury and federal agency securities	$33,269	$5,283	$6	$38,558	$—	$38,558
State and municipal	—	3,160	178	3,338	—	3,338
Foreign government	59,978	20,539	84	80,601	—	80,601
Corporate	1,987	16,703	406	19,096	—	19,096
Equity securities	47,371	9,405	111	56,887	—	56,887
Asset-backed securities	—	1,742	1,337	3,079	—	3,079
Other trading assets(2)	75	13,047	479	13,601	—	13,601
Total trading non-derivative assets	$142,680	$102,493	$3,249	$248,422	$—	$248,422
Trading derivatives
Interest rate contracts	$61	$235,910	$2,015	$237,986
Foreign exchange contracts	1	140,206	1,078	141,285
Equity contracts	73	28,330	306	28,709
Commodity contracts	3	13,087	804	13,894
Credit derivatives	—	10,620	689	11,309
Total trading derivatives	$138	$428,153	$4,892	$433,183
Cash collateral paid(3)				$14,693
Netting agreements					$(337,235)
Netting of cash collateral received					(52,239)
Total trading derivatives	$138	$428,153	$4,892	$447,876	$(389,474)	$58,402
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$39,170	$31	$39,201	$—	$39,201
Residential	—	793	—	793	—	793
Commercial	—	85	—	85	—	85
Total investment mortgage-backed securities	$—	$40,048	$31	$40,079	$—	$40,079
U.S. Treasury and federal agency securities	$101,792	$6,441	$—	$108,233	$—	$108,233
State and municipal	—	5,073	881	5,954	—	5,954
Foreign government	67,088	38,329	112	105,529	—	105,529
Corporate	4,826	6,310	47	11,183	—	11,183
Marketable equity securities	63	447	—	510	—	510
Asset-backed securities	—	500	41	541	—	541
Other debt securities	—	3,906	—	3,906	—	3,906
Non-marketable equity securities(4)	—	23	435	458	—	458
Total investments	$173,769	$101,077	$1,547	$276,393	$—	$276,393
Table continues on the next page.

In millions of dollars at September 30, 2019	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$3,541	$315	$3,856	$—	$3,856
Mortgage servicing rights	—	—	472	472	—	472
Non-trading derivatives and other financial assets measured on a recurring basis	$9,262	$6,304	$2	$15,568	$—	$15,568
Total assets	$325,849	$884,322	$10,595	$1,235,459	$(483,978)	$751,481
Total as a percentage of gross assets(5)	26.7%	72.4%	0.9%
Liabilities
Interest-bearing deposits	$—	$1,515	$1,142	$2,657	$—	$2,657
Securities loaned and sold under agreements to repurchase	—	122,222	834	123,056	(70,783)	52,273
Trading account liabilities
Securities sold, not yet purchased	68,639	13,431	42	82,112	—	82,112
Other trading liabilities	—	27	—	27	—	27
Total trading liabilities	$68,639	$13,458	$42	$82,139	$—	$82,139
Trading derivatives
Interest rate contracts	$96	$215,848	$1,883	$217,827
Foreign exchange contracts	(9)	141,233	1,027	142,251
Equity contracts	223	29,201	1,503	30,927
Commodity contracts	—	16,421	845	17,266
Credit derivatives	—	11,642	719	12,361
Total trading derivatives	$310	$414,345	$5,977	$420,632
Cash collateral received(6)				$16,494
Netting agreements					$(337,235)
Netting of cash collateral paid					(46,435)
Total trading derivatives	$310	$414,345	$5,977	$437,126	$(383,670)	$53,456
Short-term borrowings	$—	$4,805	$18	$4,823	$—	$4,823
Long-term debt	—	35,625	15,866	51,491	—	51,491
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$9,262	$235	$3	$9,500	$—	$9,500
Total liabilities	$78,211	$592,205	$23,882	$710,792	$(454,453)	$256,339
Total as a percentage of gross liabilities(5)	11.3%	85.3%	3.4%

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

(3)	Reflects the net amount of $61,128 million gross cash collateral paid, of which $46,435 million was used to offset trading derivative liabilities.

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

(6)	Reflects the net amount $68,733 million of gross cash collateral received, of which $52,239 million was used to offset trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2018	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$214,570	$115	$214,685	$(66,984)	$147,701
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	24,090	156	24,246	—	24,246
Residential	—	709	268	977	—	977
Commercial	—	1,323	77	1,400	—	1,400
Total trading mortgage-backed securities	$—	$26,122	$501	$26,623	$—	$26,623
U.S. Treasury and federal agency securities	$26,439	$4,802	$1	$31,242	$—	$31,242
State and municipal	—	3,782	200	3,982	—	3,982
Foreign government	43,309	21,179	31	64,519	—	64,519
Corporate	1,026	14,510	360	15,896	—	15,896
Equity securities	36,342	7,308	153	43,803	—	43,803
Asset-backed securities	—	1,429	1,484	2,913	—	2,913
Other trading assets(2)	3	12,198	818	13,019	—	13,019
Total trading non-derivative assets	$107,119	$91,330	$3,548	$201,997	$—	$201,997
Trading derivatives
Interest rate contracts	$101	$169,860	$1,671	$171,632
Foreign exchange contracts	—	162,108	346	162,454
Equity contracts	647	28,903	343	29,893
Commodity contracts	—	16,788	767	17,555
Credit derivatives	—	9,839	926	10,765
Total trading derivatives	$748	$387,498	$4,053	$392,299
Cash collateral paid(3)				$11,518
Netting agreements					$(311,089)
Netting of cash collateral received					(38,608)
Total trading derivatives	$748	$387,498	$4,053	$403,817	$(349,697)	$54,120
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$42,988	$32	$43,020	$—	$43,020
Residential	—	1,313	—	1,313	—	1,313
Commercial	—	172	—	172	—	172
Total investment mortgage-backed securities	$—	$44,473	$32	$44,505	$—	$44,505
U.S. Treasury and federal agency securities	$107,577	$9,645	$—	$117,222	$—	$117,222
State and municipal	—	8,498	708	9,206	—	9,206
Foreign government	58,252	42,371	68	100,691	—	100,691
Corporate	4,410	7,033	156	11,599	—	11,599
Marketable equity securities	206	14	—	220	—	220
Asset-backed securities	—	656	187	843	—	843
Other debt securities	—	3,972	—	3,972	—	3,972
Non-marketable equity securities(4)	—	96	586	682	—	682
Total investments	$170,445	$116,758	$1,737	$288,940	$—	$288,940
Table continues on the next page.

In millions of dollars at December 31, 2018	Level 1	Level 2	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$2,946	$277	$3,223	$—	$3,223
Mortgage servicing rights	—	—	584	584	—	584
Non-trading derivatives and other financial assets measured on a recurring basis	$15,839	$4,949	$—	$20,788	$—	$20,788
Total assets	$294,151	$818,051	$10,314	$1,134,034	$(416,681)	$717,353
Total as a percentage of gross assets(5)	26.2%	72.9%	0.9%
Liabilities
Interest-bearing deposits	$—	$980	$495	$1,475	$—	$1,475
Securities loaned and sold under agreements to repurchase	—	110,511	983	111,494	(66,984)	44,510
Trading account liabilities
Securities sold, not yet purchased	78,872	11,364	586	90,822	—	90,822
Other trading liabilities	—	1,547	—	1,547	—	1,547
Total trading liabilities	$78,872	$12,911	$586	$92,369	$—	$92,369
Trading account derivatives
Interest rate contracts	$71	$152,931	$1,825	$154,827
Foreign exchange contracts	—	159,003	352	159,355
Equity contracts	351	32,330	1,127	33,808
Commodity contracts	—	19,904	785	20,689
Credit derivatives	—	9,486	865	10,351
Total trading derivatives	$422	$373,654	$4,954	$379,030
Cash collateral received(6)				$13,906
Netting agreements					$(311,089)
Netting of cash collateral paid					(29,911)
Total trading derivatives	$422	$373,654	$4,954	$392,936	$(341,000)	$51,936
Short-term borrowings	$—	$4,446	$37	$4,483	$—	$4,483
Long-term debt	—	25,659	12,570	38,229	—	38,229
Non-trading derivatives and other financial liabilities measured on a recurring basis	$15,839	$67	$—	$15,906	$—	$15,906
Total liabilities	$95,133	$528,228	$19,625	$656,892	$(407,984)	$248,908
Total as a percentage of gross liabilities(5)	14.8%	82.1%	3.1%

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

Changes in Level 3 Fair Value Category

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2019 and 2018. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2019
Assets
Securities borrowed and purchased under agreements to resell	$122	$(5)	$—	$—	$—	$51	$—	$—	$(50)	$118	$5
Trading non-derivative assets
Trading mortgage- backed securities
U.S. government-sponsored agency guaranteed	187	2	—	53	—	70	—	(40)	—	272	2
Residential	131	8	—	29	(21)	65	—	(48)	—	164	7
Commercial	53	5	—	127	(3)	52	—	(22)	—	212	(2)
Total trading mortgage- backed securities	$371	$15	$—	$209	$(24)	$187	$—	$(110)	$—	$648	$7
U.S. Treasury and federal agency securities	$—	$(14)	$—	$—	$—	$20	$—	$—	$—	$6	$(2)
State and municipal	177	—	—	1	—	1	—	(1)	—	178	—
Foreign government	20	(12)	—	—	—	81	—	(5)	—	84	—
Corporate	454	(14)	—	111	(17)	79	4	(204)	(7)	406	(45)
Marketable equity securities	123	(23)	—	6	3	53	—	(51)	—	111	(16)
Asset-backed securities	1,411	(96)	—	31	(8)	191	—	(192)	—	1,337	(42)
Other trading assets	740	(46)	—	9	(114)	46	17	(163)	(10)	479	(4)
Total trading non- derivative assets	$3,296	$(190)	$—	$367	$(160)	$658	$21	$(726)	$(17)	$3,249	$(102)
Trading derivatives, net(4)
Interest rate contracts	$(109)	$295	$—	$(50)	$56	$15	$(2)	$(9)	$(64)	$132	$143
Foreign exchange contracts	(97)	249	—	74	(150)	15	—	(36)	(4)	51	206
Equity contracts	(1,194)	102	—	(32)	163	(119)	—	(1)	(116)	(1,197)	249
Commodity contracts	147	(29)	—	(5)	(49)	83	—	(95)	(93)	(41)	32
Credit derivatives	86	(78)	—	(108)	(13)	—	—	—	83	(30)	(70)
Total trading derivatives, net(4)	$(1,167)	$539	$—	$(121)	$7	$(6)	$(2)	$(141)	$(194)	$(1,085)	$560
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2019
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$31	$—	$—	$—	$—	$—	$—	$—	$—	$31	$—
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$31	$—	$—	$—	$—	$—	$—	$—	$—	$31	$—
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1,026	—	16	—	(153)	9	—	(17)	—	881	26
Foreign government	77	—	(1)	—	—	56	—	(20)	—	112	(2)
Corporate	56	—	(9)	—	—	—	—	—	—	47	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	59	—	(8)	27	(27)	—	—	(10)	—	41	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	448	—	(27)	13	—	2	—	(1)	—	435	(7)
Total investments	$1,697	$—	$(29)	$40	$(180)	$67	$—	$(48)	$—	$1,547	$17
Loans	$419	$—	$(5)	$20	$(117)	$—	$—	$—	$(2)	$315	$5
Mortgage servicing rights	508	—	(35)	—	—	—	19	—	(20)	472	(27)
Other financial assets measured on a recurring basis	—	—	1	6	(6)	2	37	(4)	(34)	2	(7)
Liabilities
Interest-bearing deposits	$1,182	$—	$(1)	$—	$(20)	$—	$33	$—	$(54)	$1,142	$14
Securities loaned and sold under agreements to repurchase	1,085	82	—	—	—	—	—	(169)	—	834	(8)
Trading account liabilities
Securities sold, not yet purchased	28	9	—	20	(1)	19	—	(12)	(3)	42	7
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	154	4	—	3	(6)	—	1	—	(130)	18	134
Long-term debt	14,938	(320)	—	879	(860)	3	651	(1)	(64)	15,866	(507)
Other financial liabilities measured on a recurring basis	1	—	—	—	—	—	2	—	—	3	—

(1)
Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2019.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2019
Assets
Securities borrowed and purchased under agreements to resell	$115	$(4)	$—	$5	$(4)	$145	$—	$—	$(139)	$118	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	156	8	—	54	(27)	160	(1)	(78)	—	272	9
Residential	268	19	—	51	(61)	195	—	(308)	—	164	10
Commercial	77	9	—	132	(38)	114	—	(82)	—	212	(7)
Total trading mortgage-backed securities	$501	$36	$—	$237	$(126)	$469	$(1)	$(468)	$—	$648	$12
U.S. Treasury and federal agency securities	$1	$(14)	$—	$—	$—	$20	$—	$—	$(1)	$6	$(2)
State and municipal	200	(1)	—	1	(19)	2	—	(5)	—	178	—
Foreign government	31	(11)	—	9	—	84	—	(29)	—	84	1
Corporate	360	331	—	173	(48)	257	(29)	(629)	(9)	406	(20)
Marketable equity securities	153	(20)	—	5	(8)	110	—	(129)	—	111	(48)
Asset-backed securities	1,484	(102)	—	44	(55)	654	—	(688)	—	1,337	(19)
Other trading assets	818	4	—	24	(281)	483	27	(577)	(19)	479	(4)
Total trading non-derivative assets	$3,548	$223	$—	$493	$(537)	$2,079	$(3)	$(2,525)	$(29)	$3,249	$(80)
Trading derivatives, net(4)
Interest rate contracts	$(154)	$176	$—	$(124)	$220	$—	$29	$(1)	$(14)	$132	$(27)
Foreign exchange contracts	(6)	200	—	74	(126)	18	—	(42)	(67)	51	(22)
Equity contracts	(784)	(9)	—	(224)	272	(118)	(147)	(1)	(186)	(1,197)	(153)
Commodity contracts	(18)	8	—	1	(43)	203	—	(141)	(51)	(41)	178
Credit derivatives	61	(338)	—	(127)	181	—	—	14	179	(30)	(355)
Total trading derivatives, net(4)	$(901)	$37	$—	$(400)	$504	$103	$(118)	$(171)	$(139)	$(1,085)	$(379)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$(3)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$(3)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	708	—	110	14	(153)	430	—	(228)	—	881	110
Foreign government	68	—	—	—	—	112	—	(68)	—	112	(2)
Corporate	156	—	(9)	—	(94)	—	—	(6)	—	47	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	187	—	—	122	(612)	550	—	(206)	—	41	2
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	586	—	(7)	19	—	9	—	(151)	(21)	435	2
Total investments	$1,737	$—	$93	$155	$(859)	$1,101	$—	$(659)	$(21)	$1,547	$109

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2019
Loans	$277	$—	$103	$148	$(187)	$11	$—	$(35)	$(2)	$315	$191
Mortgage servicing rights	584	—	(99)	—	—	—	47	—	(60)	472	(60)
Other financial assets measured on a recurring basis	—	—	26	6	(2)	2	32	(12)	(50)	2	(65)
Liabilities
Interest-bearing deposits	$495	$—	$(50)	$3	$(42)	$—	$836	$—	$(200)	$1,142	$(201)
Securities loaned and sold under agreements to repurchase	983	44	—	1	4	—	—	(168)	58	834	(35)
Trading account liabilities
Securities sold, not yet purchased	586	127	—	36	(448)	19	—	(12)	(12)	42	10
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	37	29	—	12	(37)	—	166	—	(131)	18	130
Long-term debt	12,570	(1,546)	—	2,503	(3,821)	23	7,501	(5)	(4,451)	15,866	(3,337)
Other financial liabilities measured on a recurring basis	—	—	4	5	—	—	2	—	—	3	(9)

(1)
Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2019.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2018
Assets
Securities borrowed and purchased under agreements to resell	$66	$—	$—	$(1)	$—	$(61)	$—	$—	$(61)	$65	$4
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	99	(2)	—	3	(7)	38	—	(3)	—	128	(2)
Residential	132	111	—	17	(36)	8	—	(17)	—	215	(2)
Commercial	51	(2)	—	4	(8)	29	—	(17)	—	57	(1)
Total trading mortgage-backed securities	$282	$107	$—	$24	$(51)	$75	$—	$(37)	$—	$400	$(5)
U.S. Treasury and federal agency securities	$7	$—	$—	$—	$—	$—	$—	$—	$(1)	$6	$—
State and municipal	226	6	—	—	(52)	22	—	(2)	—	200	6
Foreign government	36	27	—	—	(8)	4	—	(7)	—	52	26
Corporate	520	(214)	—	24	(15)	110	—	(172)	—	253	7
Marketable equity securities	293	(87)	—	7	(21)	24	—	(46)	—	170	(99)
Asset-backed securities	1,688	(44)	—	20	(39)	305	—	(477)	—	1,453	(45)
Other trading assets	542	78	—	94	(10)	185	2	(157)	(4)	730	53
Total trading non-derivative assets	$3,594	$(127)	$—	$169	$(196)	$725	$2	$(898)	$(5)	$3,264	$(57)
Trading derivatives, net(4)
Interest rate contracts	$86	$10	$—	$(11)	$(2)	$—	$8	$—	$28	$119	$59
Foreign exchange contracts	239	(16)	—	(15)	56	4	—	(66)	(13)	189	(51)
Equity contracts	(1,446)	265	—	3	372	3	(15)	(3)	(93)	(914)	283
Commodity contracts	(1,906)	(67)	—	44	(16)	12	—	(8)	136	(1,805)	1
Credit derivatives	(848)	(240)	—	(6)	7	—	—	—	81	(1,006)	(231)
Total trading derivatives, net(4)	$(3,875)	$(48)	$—	$15	$417	$19	$(7)	$(77)	$139	$(3,417)	$61
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$34	$—	$—	$—	$—	$—	$—	$—	$—	$34	$—
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	6	—	—	—	(1)	—	—	—	—	5	—
Total investment mortgage-backed securities	$40	$—	$—	$—	$(1)	$—	$—	$—	$—	$39	$—
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	762	—	(10)	—	—	17	—	(87)	—	682	(7)
Foreign government	54	—	(3)	—	(2)	45	—	(13)	—	81	(3)
Corporate	68	—	—	—	(64)	—	—	(4)	—	—	—
Marketable equity securities	1	—	—	—	—	—	—	—	(1)	—	—
Asset-backed securities	456	—	(6)	—	(177)	34	—	(23)	—	284	(5)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2018
Non-marketable equity securities	611	—	(73)	163	—	71	—	(40)	1	733	(70)
Total investments	$1,992	$—	$(92)	$163	$(244)	$167	$—	$(167)	$—	$1,819	$(85)
Loans	$381	$—	$(27)	$—	$(46)	$79	$—	$(3)	$(1)	$383	$95
Mortgage servicing rights	596	—	25	—	—	—	14	—	(17)	618	26
Other financial assets measured on a recurring basis	—	—	15	—	—	—	—	(4)	(11)	—	14
Liabilities
Interest-bearing deposits	$320	$—	$14	$—	$—	$—	$—	$—	$(3)	$303	$14
Securities loaned and sold under agreements to repurchase	966	(31)	—	—	—	—	—	—	—	997	24
Trading account liabilities
Securities sold, not yet purchased	189	(137)	—	28	(55)	14	121	(45)	(2)	387	(90)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	90	1	—	—	(18)	—	5	—	(37)	39	19
Long-term debt	13,781	(231)	—	445	(646)	—	(42)	(1)	23	13,791	(298)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—

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

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2018
Assets
Securities borrowed and purchased under agreements to resell	$16	$19	$—	$48	$—	$61	$—	$—	$(79)	$65	$10
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	163	—	—	92	(97)	191	—	(221)	—	128	—
Residential	164	116	—	75	(124)	99	—	(115)	—	215	(1)
Commercial	57	(3)	—	15	(45)	67	—	(34)	—	57	2
Total trading mortgage-backed securities	$384	$113	$—	$182	$(266)	$357	$—	$(370)	$—	$400	$1
U.S. Treasury and federal agency securities	$—	$—	$—	$6	$—	$1	$—	$—	$(1)	$6	$—
State and municipal	274	16	—	—	(96)	35	—	(29)	—	200	8
Foreign government	16	26	—	2	(13)	50	—	(29)	—	52	26
Corporate	275	(119)	—	85	(106)	389	—	(271)	—	253	(1)
Marketable equity securities	120	(5)	—	24	(41)	266	—	(194)	—	170	(68)
Asset-backed securities	1,590	31	—	65	(86)	994	—	(1,141)	—	1,453	(6)
Other trading assets	615	161	—	179	(52)	342	7	(509)	(13)	730	31
Total trading non-derivative assets	$3,274	$223	$—	$543	$(660)	$2,434	$7	$(2,543)	$(14)	$3,264	$(9)
Trading derivatives, net(4)
Interest rate contracts	$(422)	$597	$—	$(6)	$(74)	$8	$8	$(16)	$24	$119	$540
Foreign exchange contracts	130	89	—	(28)	59	11	—	(71)	(1)	189	52
Equity contracts	(2,027)	163	—	(70)	1,123	20	(15)	(14)	(94)	(914)	66
Commodity contracts	1,861	(241)	—	1	82	39	—	(8)	183	(1,805)	(70)
Credit derivatives	(799)	(338)	—	(15)	19	2	—	1	124	(1,006)	(468)
Total trading derivatives, net(4)	$(4,979)	$270	$—	$(118)	$1,209	$80	$(7)	$(108)	$236	$(3,417)	$120
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$24	$—	$10	$—	$—	$—	$—	$—	$—	$34	$(12)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	3	—	2	1	(1)	—	—	—	—	5	—
Total investment mortgage-backed securities	$27	$—	$12	$1	$(1)	$—	$—	$—	$—	$39	$(12)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	737	—	(23)	—	(18)	157	—	(171)	—	682	(32)
Foreign government	92	—	(7)	1	(4)	107	—	(108)	—	81	(3)
Corporate	71	—	(1)	3	(66)	3	—	(10)	—	—	—
Marketable equity securities	2	—	—	—	—	—	—	(1)	(1)	—	—
Asset-backed securities	827	—	(21)	3	(521)	45	—	(49)	—	284	(6)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	681	—	(103)	193	—	86	—	(73)	(51)	733	(56)
Total investments	$2,437	$—	$(143)	$201	$(610)	$398	$—	$(412)	$(52)	$1,819	$(109)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2018
Loans	$550	$—	$(282)	$—	$13	$130	$—	$(25)	$(3)	$383	$286
Mortgage servicing rights	558	—	82	—	—	—	46	(18)	(50)	618	83
Other financial assets measured on a recurring basis	16	—	37	—	(11)	4	12	(8)	(50)	—	53
Liabilities
Interest-bearing deposits	$286	$—	$37	$12	$—	$—	$45	$—	$(3)	$303	$(104)
Securities loaned and sold under agreements to repurchase	726	8	—	—	—	—	243	—	36	997	52
Trading account liabilities
Securities sold, not yet purchased	22	(384)	—	35	(86)	14	121	(36)	(67)	387	(128)
Other trading liabilities	5	5	—	—	—	—	—	—	—	—	—
Short-term borrowings	18	2	—	48	(39)	—	54	—	(40)	39	22
Long-term debt	13,082	(474)	—	2,200	(1,950)	36	(35)	(45)	29	13,791	(1,709)
Other financial liabilities measured on a recurring basis	8	—	(2)	1	(10)	—	2	—	(3)	—	(9)

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

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2018 to September 30, 2019:

•
During the three and nine months ended September 30, 2019, transfers of Long-term debt of $0.9 billion and $2.5 billion from Level 2 to Level 3, and of $0.9 billion and $3.8 billion from Level 3 to Level 2, respectively, reflect changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable, related to structured debt.

The following were the significant Level 3 transfers for the period December 31, 2017 to September 30, 2018:

•
During the three and nine months ended September 30, 2018, transfers of Long-term debt of $0.4 billion and $2.2 billion from Level 2 to Level 3, and of $0.6 billion and $2.0 billion from Level 3 to Level 2, respectively, reflect changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable, related to structured debt.

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

As of September 30, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$118	Model-based	Interest rate	1.58%	3.67%	2.78%
Mortgage-backed securities	$337	Price-based	Price	$0.01	$120.00	$90.77
	323	Yield analysis	Yield	2.20%	7.82%	3.16%
State and municipal, foreign government, corporate and other debt securities	$1,366	Model-based	Price	35 bps	383 bps	202 bps
	619	Price-based	Credit spread	$—	$1,148.80	$79.61
Marketable equity securities(5)	$72	Price-based	Price	$—	$41,713.00	$3,396.75
	39	Model-based	WAL	0.72 year	0.72 year	0.72 year
			Recovery (in millions)	$5,450.00	$5,450.00	$5,450.00
Asset-backed securities	$1,337	Price-based	Price	$3.50	$100.13	$64.52
Non-marketable equities	$248	Comparables analysis	EBITDA multiples	6.50x	17.00x	10.73x
	154	Price-based	Price	$—	$1,472.84	$748.70
			Appraised value	308,065	32,289,321	8,609,001
			Discount to price	—%	10.00%	2.52%
Derivatives—gross(6)
Interest rate contracts (gross)	$3,898	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Inflation volatility	0.22%	2.74%	0.80%
			IR normal volatility	0.20%	0.87%	0.54%
Foreign exchange contracts (gross)	$2,105	Model-based	FX rate	$0.01	$143.81	$53.46
			FX volatility	5.82%	12.16%	10.60%
			Interest rate	0.04%	159.05%	18.73%
Equity contracts (gross)(7)	$1,809	Model-based	Equity volatility	3.10%	58.87%	29.73%
			Forward price	57.68%	100.64%	89.68%
Commodity and other contracts (gross)	$1,649	Model-based	Forward price	60.29%	689.42%	149.58%
			Commodity volatility	9.75%	78.50%	24.70%
			Commodity correlation	(45.00)%	88.13%	60.21%
Credit derivatives (gross)	$840	Model-based	Upfront points	5.91%	99.00%	56.09%
	568	Price-based	Credit spread	8 bps	280 bps	70 bps
			Credit correlation	25.00%	85.00%	43.52%
			Price	$20.04	$100.00	$82.46
			Recovery rate	20%	65%	46%

As of September 30, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Loans and leases	$315	Model-based	Credit spread	17 bps	94 bps	85 bps
			Equity volatility	3.00%	63.00%	30.11%
			Yield	—%	—%	—%
Mortgage servicing rights	$395	Cash flow	Yield	1.95%	12.00%	9.88%
	77	Model-based	WAL	3.76 years	7.81 years	6.18 years
Liabilities
Interest-bearing deposits	$1,142	Model-based	Mean reversion	1.00%	20.00%	10.50%
Securities loaned and sold under agreement to repurchase	$834	Model-based	Interest rate	1.58%	2.10%	1.70%
Trading account liabilities
Securities sold, not yet purchased	$38	Price-based	Price	$—	$865.86	$104.74
	4	Model-based
Short-term borrowings and long-term debt	$15,884	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	57.68%	689.42%	96.18%
			IR normal volatility	0.20%	0.87%	0.48%

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$115	Model-based	Interest rate	2.52%	7.43%	5.08%
Mortgage-backed securities	$313	Price-based	Price	$11.25	$110.35	$90.07
	198	Yield analysis	Yield	2.27%	8.70%	3.74%
State and municipal, foreign government, corporate and other debt securities	$1,212	Price-based	Price	$—	$103.75	$91.39
	938	Model-based	Credit spread	35 bps	446 bps	238 bps
Marketable equity securities(5)	$108	Price-based	Price	$—	$20,255.00	$1,247.85
	45	Model-based	WAL	1.47 years	1.47 years	1.47 years
Asset-backed securities	$1,608	Price-based	Price	$2.75	$101.03	$66.18
Non-marketable equity	$293	Comparables analysis	Discount to price	—%	100.00%	0.66%
	255	Price-based	EBITDA multiples	5.00x	34.00x	9.73x
			Net operating income multiple	24.70x	24.70x	24.70x
			Price	$2.38	$1,073.80	$420.24
			Revenue multiple	2.25x	16.50x	7.06x
Derivatives—gross(6)
Interest rate contracts (gross)	$3,467	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Inflation volatility	0.22%	2.65%	0.77%
			IR normal volatility	0.13%	0.86%	0.56%
Foreign exchange contracts (gross)	$626	Model-based	Foreign exchange (FX) volatility	3.15%	17.35%	11.37%
	73	Cash flow	IR-IR correlation	(51.00)%	40.00%	32.69%
			IR-FX correlation	40.00%	60.00%	50.00%
			Credit spread	39 bps	676 bps	423 bps
			IR basis	(0.65)%	0.11%	(0.17)%
			Yield	6.98%	7.48%	7.23%
Equity contracts (gross)(7)	$1,467	Model-based	Equity volatility	3.00%	78.39%	37.53%

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Forward price	64.66%	144.45%	98.55%
			Equity-Equity correlation	(81.39)%	100.00%	35.49%
			Equity-FX correlation	(86.27)%	70.00%	(1.20)%
			WAL	1.47 years	1.47 years	1.47 years
Commodity contracts (gross)	$1,552	Model-based	Forward price	15.30%	585.07%	145.08%
			Commodity volatility	8.92%	59.86%	20.34%
			Commodity correlation	(51.90)%	92.11%	40.71%
Credit derivatives (gross)	$1,089	Model-based	Credit correlation	5.00%	85.00%	41.06%
	701	Price-based	Upfront points	7.41%	99.04%	58.95%
			Credit spread	2 bps	1,127 bps	87 bps
			Recovery rate	5.00%	65.00%	46.40%
			Price	$16.59	$98.00	$81.19
Loans and leases	$248	Model-based	Credit spread	138 bps	255 bps	147 bps
	29	Price-based	Yield	0.30%	0.47%	0.32%
			Price	$55.83	$110.00	$92.40
Mortgage servicing rights	$500	Cash flow	Yield	4.60%	12.00%	7.79%
	84	Model-based	WAL	3.55 years	7.45 years	6.39 years
Liabilities
Interest-bearing deposits	$495	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	64.66%	144.45%	98.55%
			Equity volatility	3.00%	78.39%	43.49%
Securities loaned and sold under agreements to repurchase	$983	Model-based	Interest rate	2.52%	3.21%	2.87%
Trading account liabilities
Securities sold, not yet purchased	$509	Model-based	Forward price	15.30%	585.07%	105.69%
	77	Price-based	Equity volatility	3.00%	78.39%	43.49%
			Equity-Equity correlation	(81.39)%	100.00%	34.04%
			Equity-FX correlation	(86.27)%	70.00%	(1.20)%
			Commodity volatility	8.92%	59.86%	20.34%
			Commodity correlation	(51.90)%	92.11%	40.71%
			Equity-IR correlation	(40.00)%	70.37%	30.80%
Short-term borrowings and long-term debt	$12,289	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	64.66%	144.45%	98.58%
			Equity volatility	3.00%	78.39%	43.24%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2019
Loans HFS(1)	$4,824	$2,974	$1,850
Other real estate owned	23	6	17
Loans(2)	404	94	310
Non-marketable equity securities measured using the measurement alternative	152	152	—
Total assets at fair value on a nonrecurring basis	$5,403	$3,226	$2,177

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2018
Loans HFS(1)	$5,055	$3,261	$1,794
Other real estate owned	78	62	16
Loans(2)	390	139	251
Non-marketable equity securities measured using the measurement alternative	261	192	69
Total assets at fair value on a nonrecurring basis	$5,784	$3,654	$2,130

(1)	Net of fair value amounts on the unfunded portion of loans HFS recognized as Other liabilities on the Consolidated Balance Sheet.

(2)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral less costs to sell, primarily real estate.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of September 30, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,854	Price-based	Price	$86.00	$100.00	$98.89
Other real estate owned	$13	Price-based	Appraised value(4)	$2,196,044	$8,394,102	$5,627,285
	3	Recovery analysis
Loans(5)	$128	Price-based	Price	$2.40	$57.00	$28.91
	123	Recovery analysis	Recovery Rate	0.09%	88.60%	47.58%
	35	Cash flow	Appraised value	$17,521,218	$43,646,426	$30,583,822
Non-marketable equity securities measured using the measurement alternative		Price-based	Price	$13.36	$13.36	$13.36

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,729	Price-based	Price	$80.90	$100.00	$98.47
Other real estate owned	$15	Price-based	Appraised value(4)	$8,394,102	$8,394,102	$8,394,102
	2	Recovery analysis	Discount to price(6)	13.00%	13.00%	13.00%
			Price	$56.30	$83.08	$58.27
Loans(6)	$251	Recovery analysis	Recovery rate	30.60%	100.00%	50.51%
			Price	$2.60	$85.04	$28.21
Non-marketable equity securities measured using the measurement alternative	$66	Price-based	Price	$45.80	$1,514.00	$570.26

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	Weighted averages are calculated based on the fair values of the instruments.

(4)	Appraised values are disclosed in whole dollars.

(5)	Represents impaired loans held for investment whose carrying amounts are based on the fair value of the underlying collateral, primarily real estate secured loans.

(6)	Includes estimated costs to sell.

Nonrecurring Fair Value Changes
The following tables present total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended September 30,
In millions of dollars	2019	2018
Loans HFS	$(12)	$(1)
Other real estate owned	(1)	(1)
Loans(1)	(41)	(22)
Non-marketable equity securities measured using the measurement alternative	18	7
Total nonrecurring fair value gains (losses)	$(36)	$(17)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

	Nine Months Ended September 30,
In millions of dollars	2019	2018
Loans HFS	$—	$8
Other real estate owned	(2)	(2)
Loans(1)	(50)	(51)
Non-marketable equity securities measured using the measurement alternative	83	111
Total nonrecurring fair value gains (losses)	$31	$66

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The table below therefore excludes items measured at fair value on a recurring basis presented in the tables above.

	September 30, 2019		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$81.1	$82.6	$1.9	$78.7	$2.0
Securities borrowed and purchased under agreements to resell	112.8	115.7	—	115.6	0.1
Loans(1)(2)	673.9	680.4	—	—	680.4
Other financial assets(2)(3)	301.3	301.5	204.0	16.4	81.1
Liabilities
Deposits	$1,085.1	$1,077.9	$—	$874.3	$203.6
Securities loaned and sold under agreements to repurchase	142.8	142.8	—	142.8	—
Long-term debt(4)	190.7	200.9	—	185.8	15.1
Other financial liabilities(5)	113.2	113.2	—	18.2	95.0

	December 31, 2018		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$68.9	$68.5	$1.0	$65.4	$2.1
Securities borrowed and purchased under agreements to resell	123.0	123.0	—	121.6	1.4
Loans(1)(2)	667.1	666.9	—	5.6	661.3
Other financial assets(2)(3)	249.7	250.1	172.3	15.8	62.0
Liabilities
Deposits	$1,011.7	$1,009.5	$—	$847.1	$162.4
Securities loaned and sold under agreements to repurchase	133.3	133.3	—	133.3	—
Long-term debt(4)	193.8	193.7	—	178.4	15.3
Other financial liabilities(5)	103.8	103.8	—	17.2	86.6

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.5 billion for September 30, 2019 and $12.3 billion for December 31, 2018. In addition, the carrying values exclude $1.4 billion and $1.6 billion of lease finance receivables at September 30, 2019 and December 31, 2018, respectively.

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

The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2019 and December 31, 2018 were liabilities of $7.1 billion and $7.8 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

21.   FAIR VALUE ELECTIONS
The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings, other than DVA (see below). The election is made upon the initial recognition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in current earnings, other than DVA, which is reported in AOCI. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 20 to the Consolidated Financial Statements.
The Company has elected fair value accounting for its mortgage servicing rights. See Note 18 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2019	2018	2019	2018
Assets
Securities borrowed and purchased under agreements to resell	$(14)	$(17)	$21	$(14)
Trading account assets	2	3	214	(98)
Investments	—	—	—	—
Loans
Certain corporate loans	(320)	11	(533)	(115)
Certain consumer loans	—	—	—	—
Total loans	$(320)	$11	$(533)	$(115)
Other assets
MSRs	$(35)	$25	$(99)	$82
Certain mortgage loans HFS(1)	30	9	67	21
Total other assets	$(5)	$34	$(32)	$103
Total assets	$(337)	$31	$(330)	$(124)
Liabilities
Interest-bearing deposits	$(24)	$(20)	$(158)	$18
Securities loaned and sold under agreements to repurchase	172	230	258	104
Trading account liabilities	8	25	21	4
Short-term borrowings(2)	102	20	21	138
Long-term debt(2)	(225)	(270)	(4,019)	1,269
Total liabilities	$33	$(15)	$(3,877)	$1,533

(1)	Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected under the fair value option.

(2)	Includes DVA that is included in AOCI. See Notes 17 and 20 to the Consolidated Financial Statements.

Own Debt Valuation Adjustments (DVA)
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. Effective January 1, 2016, changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI.
Among other variables, the fair value of liabilities for which the fair value option has been elected (other than non-recourse debt and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads.
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a gain of $273 million and a loss of $377 million for the three months ended September 30, 2019 and 2018, respectively, and a loss of $449 million and a gain of $208 million for the nine months ended September 30, 2019 and 2018, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected Portfolios of Securities Purchased Under Agreements to Resell, Securities Borrowed, Securities Sold Under Agreements to Repurchase, Securities Loaned and Certain Uncollateralized Short-Term Borrowings
The Company elected the fair value option for certain portfolios of fixed income securities purchased under agreements to resell and fixed income securities sold under agreements to repurchase, securities borrowed, securities loaned and certain uncollateralized short-term borrowings held primarily by broker-dealer entities in the United States, the United Kingdom and Japan. In each case, the election was made because the related interest rate risk is managed on a portfolio basis, primarily with offsetting derivative instruments that are accounted for at fair value through earnings.

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
The following table provides information about certain credit products carried at fair value:

	September 30, 2019		December 31, 2018
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$8,752	$3,856	$10,108	$3,224
Aggregate unpaid principal balance in excess of (less than) fair value	463	565	435	741
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	1	—	—

In addition to the amounts reported above, $1,062 million and $1,137 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2019 and December 31, 2018, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2019 and 2018 due to instrument-specific credit risk totaled to a gain of $95 million and a loss of $13 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.9 billion and $0.4 billion at September 30, 2019 and December 31, 2018, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of September 30, 2019, there were approximately $15.2 billion and $10.6 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	September 30, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$730	$556
Aggregate fair value in excess of (less than) unpaid principal balance	19	21
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2019 and 2018 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	September 30, 2019	December 31, 2018
Interest rate linked	$22.4	$17.3
Foreign exchange linked	0.9	0.5
Equity linked	20.1	14.8
Commodity linked	1.5	1.2
Credit linked	1.9	1.9
Total	$46.8	$35.7

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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	September 30, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$51,491	$38,229
Aggregate unpaid principal balance in excess of (less than) fair value	1,073	3,814

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	September 30, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$4,823	$4,483
Aggregate unpaid principal balance in excess of (less than) fair value	742	861

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
The following tables present information about Citi’s guarantees at September 30, 2019 and December 31, 2018:

	Maximum potential amount of future payments
In billions of dollars at September 30, 2019	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$32.6	$62.6	$95.2	$131
Performance guarantees	7.6	4.4	12.0	23
Derivative instruments considered to be guarantees	40.2	63.8	104.0	358
Loans sold with recourse	—	1.3	1.3	8
Securities lending indemnifications(1)	101.5	—	101.5	—
Credit card merchant processing(1)(2)	91.1	—	91.1	—
Credit card arrangements with partners	0.1	0.6	0.7	23
Custody indemnifications and other	—	31.5	31.5	41
Total	$273.1	$164.2	$437.3	$584

	Maximum potential amount of future payments
In billions of dollars at December 31, 2018	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$32.1	$67.5	$99.6	$131
Performance guarantees	7.7	4.2	11.9	29
Derivative instruments considered to be guarantees	23.5	87.4	110.9	567
Loans sold with recourse	—	1.2	1.2	9
Securities lending indemnifications(1)	98.3	—	98.3	—
Credit card merchant processing(1)(2)	94.7	—	94.7	—
Credit card arrangements with partners	0.3	0.8	1.1	162
Custody indemnifications and other	—	35.4	35.4	41
Total	$256.6	$196.5	$453.1	$939

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

(2)
At September 30, 2019 and December 31, 2018, this maximum potential exposure was estimated to be $91 billion and $95 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
The repurchase reserve was approximately $41 million and $49 million at September 30, 2019 and December 31, 2018, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss
experience. At September 30, 2019 and December 31, 2018, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of claims that have
not yet occurred. Citi believes the risk of loss is remote
given historical experience with the VTNs. Accordingly,
Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the
Consolidated Balance Sheet as of September 30, 2019 or
December 31, 2018 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
As part of GE’s spin-off of Genworth in 2004, GE retained the risks and rewards associated with the 2000 Travelers reinsurance agreement by providing a reinsurance contract to Genworth through GE’s Union Fidelity Life Insurance Company (UFLIC) subsidiary that covers the Travelers LTC policies. In addition, GE provided a capital maintenance agreement in favor of UFLIC that is designed to assure that UFLIC will have the funds to pay its reinsurance obligations. As a result of these reinsurance agreements and the spin-off of Genworth, Genworth has reinsurance protection from UFLIC (supported by GE) and has reinsurance obligations in connection with the Travelers LTC policies. As noted below, the Genworth reinsurance obligations now benefit Brighthouse Financial, Inc. (Brighthouse). While neither Brighthouse nor Citi are direct beneficiaries of the capital maintenance agreement between GE and UFLIC, Brighthouse and Citi benefit indirectly from the existence of the capital maintenance agreement, which helps assure that UFLIC will continue to have funds necessary to pay its reinsurance obligations to Genworth.
In connection with Citi’s 2005 sale of Travelers to MetLife Inc. (MetLife), Citi provided an indemnification to MetLife for losses (including policyholder claims) relating to the LTC business for the entire term of the Travelers LTC policies, which, as noted above, are reinsured by subsidiaries of Genworth. In 2017, MetLife spun off its retail insurance business to Brighthouse. As a result, the Travelers LTC policies now reside with Brighthouse. The original reinsurance agreement between Travelers (now Brighthouse) and Genworth remains in place and Brighthouse is the sole beneficiary of the Genworth Trusts. The fair value of the Genworth Trusts is approximately $8.6 billion as of September 30, 2019, compared to approximately $7.5 billion at December 31, 2018. The Genworth Trusts are designed to provide collateral to Brighthouse in an amount equal to the statutory liabilities of Brighthouse in respect of the Travelers LTC policies. The assets in the Genworth Trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to provide collateral in an amount equal to these estimated statutory liabilities, as the liabilities change over time.
If both (i) Genworth fails to perform under the original
Travelers/GE Life reinsurance agreement for any reason,
including its insolvency or the failure of UFLIC to perform or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation, given GE’s 2018 LTC and other charges and the September 2019 AM Best credit ratings downgrade for the Genworth subsidiaries.
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
However, for exchange-traded and OTC-cleared derivative contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated

Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $15.1 billion and $13.8 billion as of September 30, 2019 and December 31, 2018, respectively.
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

Carrying Value—Guarantees and Indemnifications
At September 30, 2019 and December 31, 2018, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $0.6 billion and $0.9 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $65 billion and $55 billion at September 30, 2019 and December 31, 2018, respectively. Securities and other marketable assets held as collateral amounted to $56 billion and $55 billion at September 30, 2019 and December 31, 2018, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $4.3 billion and $4.1 billion at September 30, 2019 and December 31, 2018, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at September 30, 2019	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$67.4	$11.8	$16.0	$95.2
Performance guarantees	9.5	2.1	0.4	12.0
Derivative instruments deemed to be guarantees	—	—	104.0	104.0
Loans sold with recourse	—	—	1.3	1.3
Securities lending indemnifications	—	—	101.5	101.5
Credit card merchant processing	—	—	91.1	91.1
Credit card arrangements with partners	—	—	0.7	0.7
Custody indemnifications and other	19.1	12.4	—	31.5
Total	$96.0	$26.3	$315.0	$437.3

	Maximum potential amount of future payments
In billions of dollars at December 31, 2018	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$71.3	$11.9	$16.4	$99.6
Performance guarantees	9.2	2.1	0.6	11.9
Derivative instruments deemed to be guarantees	—	—	110.9	110.9
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	98.3	98.3
Credit card merchant processing	—	—	94.7	94.7
Credit card arrangements with partners	—	—	1.1	1.1
Custody indemnifications and other	22.2	13.2	—	35.4
Total	$102.7	$27.2	$323.2	$453.1

Leases
The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases have a weighted-average remaining lease term of approximately six years as of September 30, 2019. The operating lease ROU asset and lease liability were $3.0 billion and $3.3 billion, respectively, as of September 30, 2019. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. Additionally, variable lease costs are recognized in the period in which the obligation for those payments is incurred. The total operating lease expense (principally for offices, branches and equipment), net of approximately $10 million and $45 million of sublease income, was approximately $275 million and $812 million for the three and nine months ended September 30, 2019, respectively. The decrease in the lease liability and related financial information for operating leases from January 1, 2019 reflects the impact of the purchase of a previously leased property in London during the second quarter of 2019. See Note 1 for additional details and balances at January 1, 2019. The purchased property is included in Other assets on the Consolidated Balance Sheet at September 30, 2019.
While Citi has, as a lessee, certain finance leases, such leases are not material to the Company's Consolidated Financial Statements.
Citi’s lease arrangements that have not yet commenced as of September 30, 2019 and the Company’s short-term lease, variable lease and finance lease costs, for the three and nine months ended September 30, 2019, are not material to the Consolidated Financial Statements. Citi’s operating cash outflows related to operating leases were approximately $215 million and $701 million for the three and nine months ended September 30, 2019, respectively, while the future lease payments are as follows:

In millions of dollars	Operating leases
As of September 30, 2019
Remaining 2019	$241
2020	779
2021	665
2022	528
2023	400
Thereafter	1,059
Total future lease payments	$3,672
Less imputed interest (based on weighted-average discount rate of 3.6%)	(397)
Lease liability	$3,275

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2019	December 31, 2018
Commercial and similar letters of credit	$827	$4,631	$5,458	$5,461
One- to four-family residential mortgages	2,605	1,579	4,184	2,671
Revolving open-end loans secured by one- to four-family residential properties	9,596	1,256	10,852	11,374
Commercial real estate, construction and land development	10,618	1,590	12,208	11,293
Credit card lines	612,477	94,305	706,782	696,007
Commercial and other consumer loan commitments	206,478	103,510	309,988	300,115
Other commitments and contingencies	1,754	303	2,057	3,321
Total	$844,355	$207,174	$1,051,529	$1,030,242

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At September 30, 2019 and December 31, 2018, Citigroup had approximately $45.6 billion and $36.1 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $42.0 billion and $30.7 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 10 to the Consolidated Financial Statements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	September 30, 2019	December 31, 2018
Cash and due from banks	$3,377	$4,000
Deposits with banks	24,474	27,208
Total	$27,851	$31,208

23.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 23 to the Consolidated Financial Statements of Citigroup’s Second Quarter of 2019 Form 10-Q and First Quarter of 2019 Form 10-Q and Note 27 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At September 30, 2019, Citigroup’s estimate of the reasonably possible unaccrued loss for these matters was materially unchanged from the estimate of approximately $1.2 billion in the aggregate as of June 30, 2019.
As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation, regulatory, tax, or other matters are subject to particular uncertainties. For example, at the time of making an estimate, Citigroup may have only preliminary, incomplete, or inaccurate information about the facts underlying the claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, or tax authorities may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimates because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
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
For further information on ASC 450 and Citigroup's accounting and disclosure framework for contingencies, including for the litigation, regulatory, and tax matters disclosed herein, see Note 27 to the Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters
Mortgage-Related Litigation and Other Matters
Mortgage-Backed Securities Trustee Actions: On September 24, 2019, the parties filed a stipulation discontinuing the state court litigation captioned FIXED INCOME SHARES: SERIES M, ET AL. v. CITIBANK N.A., and the case was dismissed. Additional information concerning this action is publicly available in court filings under the docket number 653891/2015 (N.Y. Sup. Ct.) (Borrok, J.).

Foreign Exchange Matters
Antitrust and Other Litigation: On July 9, 2019, in NYPL, ET AL. v. JPMORGAN CHASE & CO., ET AL., the court denied plaintiffs’ motion to reconsider the court’s earlier denial of plaintiffs’ motion for leave to amend their complaint to add new allegations concerning credit card, ATM, debit card, and wire transactions. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
On July 25, 2019, in ALLIANZ GLOBAL INVESTORS, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., defendants moved to dismiss plaintiffs’ second amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 10364 (S.D.N.Y.) (Schofield, J.).
On July 29, 2019, in CONTANT, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., the court granted preliminary approval to the settlement between plaintiffs and Citigroup, Citibank, Citicorp, and Citigroup Global Markets Inc. (CGMI). Additional information concerning this action is publicly available in court filings under the docket number 17 Civ. 3139 (S.D.N.Y.) (Schofield, J.).
On July 31, 2019, in ALLIANZ GLOBAL INVESTORS GMBH AND OTHERS v. BARCLAYS BANK PLC AND OTHERS, defendants responded to plaintiffs’ claims. On September 23, 2019, plaintiffs served their reply. Additional information concerning this action is publicly available in court filings under the docket number CL-2018-000840.
On September 12, 2019, motions for certification of class actions alleging manipulation of foreign exchange markets were consolidated into a single proceeding in the Tel Aviv Central District Court in Israel. Subsequently, an amended motion for certification of a class action was filed and served on Citibank. The consolidated case is captioned GERTLER, ET AL. v. DEUTSCHE BANK AG, and additional information concerning this action is publicly available in court filings under the docket number CA 29013-09-18.

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: On July 26, 2019, in FUND LIQUIDATION HOLDINGS LLC AS ASSIGNOR AND SUCCESSOR-IN-INTEREST TO FRONTPOINT ASIAN EVENT DRIVEN FUND L.P., ET AL. v. CITIBANK, N.A., ET AL., the court dismissed all claims against the non-settling defendants based on lack of subject-matter jurisdiction. The court also found that the lack of jurisdiction deprived the court of the power to approve settlements, and thus denied plaintiffs’ motion for preliminary approval of their settlement with Citibank. Plaintiffs filed an appeal of the court’s decision on August 26, 2019. Additional information concerning this action is publicly available in court filings under the docket numbers 16 Civ. 5263 (S.D.N.Y.) (Hellerstein, J.) and 19-2719 (2d Cir.).
On September 5, 2019, in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST
LITIGATION, the court granted preliminary approval to the revised plan of distribution submitted by exchange-based plaintiffs in connection with their settlement with Citigroup, Citibank, and CGMI. The exchange-based plaintiffs’ motion for preliminary approval of the settlement is pending. On August 7, 2019, the court ordered a stipulation of dismissal of all of Federal National Mortgage Association’s claims against Citigroup and Citibank. Additional information concerning these actions is publicly available in court filings under the docket numbers 11 MD 2262 (S.D.N.Y.) (Buchwald, J.) and 17-1569 (2d Cir.).
On August 30, 2019, in PUTNAM BANK v. INTERCONTINENTAL EXCHANGE, INC. ET AL., defendants moved to dismiss plaintiffs’ consolidated amended complaint. Additional information relating to this action is publicly available in court filings under the docket number 19 Civ. 439 (S.D.N.Y.) (Daniels, J.).

Interest Rate Swaps Matters
Antitrust and Other Litigation: On July 30, 2019, in TERA GROUP, INC., ET AL. v. CITIGROUP, INC., ET AL., the court granted in part and denied in part defendants’ motion to dismiss. Additional information concerning this action is publicly available in court filings under the docket number 17 Civ. 4302 (S.D.N.Y.) (Sullivan, J.).

Oceanografía Fraud and Related Matters
Other Litigation: On August 10, 2019, in the action commenced against Citigroup by Oceanografía and its controlling shareholder, the court denied both plaintiffs’ motion for reconsideration of the court’s prior decision granting defendants’ motion to dismiss and plaintiffs’ motion for leave to amend the complaint. On September 6, 2019, judgment was entered for defendants, which plaintiffs have appealed. Additional information concerning this action is publicly available in court filings under docket numbers 1:17 Civ. 01434 (S.D.N.Y.) (Sullivan, J.) and 19-3110 (2d Cir.).

Sovereign Securities Matters
Antitrust and Other Litigation: On September 30, 2019, in the consolidated action captioned IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, the court granted defendants’ motion to dismiss the consolidated amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 2830 (S.D.N.Y.) (Oetken, J.).
On September 3, 2019, in IN RE GSE BONDS ANTITRUST LITIGATION, the court issued an order granting without prejudice CGMI’s and other defendants’ motion to dismiss the second consolidated amended class action complaint. On September 10, 2019, plaintiffs filed a third consolidated amended class action complaint. On September 17, 2019, CGMI and the other previously dismissed defendants moved to dismiss the complaint, which the court denied. Additional information relating to this action is publicly available in court filings under the docket number 19 Civ. 1704 (S.D.N.Y.) (Rakoff, J.).
On September 23, 2019, in STATE OF LOUISIANA v. BANK OF AMERICA, N.A., ET AL., the State of Louisiana filed suit in the United States District Court for the Middle District of Louisiana against CGMI and other defendants, asserting a claim for a violation of the Sherman Act based on the defendants’ alleged conspiracy to manipulate the market for government-sponsored enterprises bonds, and seeking treble damages and injunctive relief. Additional information relating to this action is publicly available in court filings under the docket number 19 Civ. 638 (M.D. La.) (Dick, C.J.).
On September 30, 2019, in IN RE SSA BONDS ANTITRUST LITIGATION, the court issued an order granting with prejudice defendants’ motion to dismiss certain defendants for lack of personal jurisdiction. Additional information relating to this action is publicly available in court filings under the docket number 16 Civ. 03711 (S.D.N.Y.) (Ramos, J.).
On October 7, 2019, in JOSEPH MANCINELLI ET AL v. BANK OF AMERICA CORPORATION ET AL, purchasers of supranational, sub-sovereign, and agency (SSA) bonds filed an amended claim in the Canadian Federal Court, in which they continue to assert claims for breach of the competition law and breach of foreign law, while also asserting additional claims of civil conspiracy, unjust enrichment, waiver of tort, and breach of contract. Additional information relating to this action is publicly available in court filings under the docket number T-1871-17 (Fed. Ct.).
On October 21, 2019, in CITY OF BATON ROUGE, ET AL. v. BANK OF AMERICA, N.A., ET AL., the City of Baton Rouge filed suit in the United States District Court for the Middle District of Louisiana against CGMI and other defendants, asserting a claim for a violation of the Sherman Act based on the defendants’ alleged conspiracy to manipulate the market for government-sponsored enterprises bonds, and seeking treble damages and injunctive relief. Additional information relating to this action is publicly available in court filings under the docket number 19 Civ. 725 (M.D. La.) (Dick, C.J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, Condensed Consolidating Balance Sheet as of September 30, 2019 and December 31, 2018 and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2019 and 2018 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$4,829	$—	$—	$(4,829)	$—
Interest revenue	2	2,595	16,580	—	19,177
Interest revenue—intercompany	1,240	502	(1,742)	—	—
Interest expense	1,214	1,831	4,491	—	7,536
Interest expense—intercompany	246	1,088	(1,334)	—	—
Net interest revenue	$(218)	$178	$11,681	$—	$11,641
Commissions and fees	$—	$1,296	$1,610	$—	$2,906
Commissions and fees—intercompany	(19)	39	(20)	—	—
Principal transactions	(1,535)	291	4,046	—	2,802
Principal transactions—intercompany	284	693	(977)	—	—
Other income	1,213	67	(55)	—	1,225
Other income—intercompany	(95)	30	65	—	—
Total non-interest revenues	$(152)	$2,416	$4,669	$—	$6,933
Total revenues, net of interest expense	$4,459	$2,594	$16,350	$(4,829)	$18,574
Provisions for credit losses and for benefits and claims	$—	$—	$2,088	$—	$2,088
Operating expenses
Compensation and benefits	$(6)	$1,277	$4,058	$—	$5,329
Compensation and benefits—intercompany	54	—	(54)	—	—
Other operating	(38)	571	4,602	—	5,135
Other operating—intercompany	6	625	(631)	—	—
Total operating expenses	$16	$2,473	$7,975	$—	$10,464
Equity in undistributed income of subsidiaries	$328	$—	$—	$(328)	$—
Income (loss) from continuing operations before income taxes	$4,771	$121	$6,287	$(5,157)	$6,022
Provision (benefit) for income taxes	(142)	12	1,209	—	1,079
Income (loss) from continuing operations	$4,913	$109	$5,078	$(5,157)	$4,943
Income (loss) from discontinued operations, net of taxes	—	—	(15)	—	(15)
Net income before attribution of noncontrolling interests	$4,913	$109	$5,063	$(5,157)	$4,928
Noncontrolling interests	—	—	15	—	15
Net income (loss)	$4,913	$109	$5,048	$(5,157)	$4,913
Comprehensive income
Add: Other comprehensive income (loss)	$(932)	$41	$2,895	$(2,936)	$(932)
Total Citigroup comprehensive income (loss)	$3,981	$150	$7,943	$(8,093)	$3,981
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(33)	$—	$(33)
Add: Net income attributable to noncontrolling interests	—	—	15	—	15
Total comprehensive income (loss)	$3,981	$150	$7,925	$(8,093)	$3,963

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2018
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$7,948		$—		$—	$(7,948)	$—
Interest revenue	1		2,291		15,878	—	18,170
Interest revenue—intercompany	1,281		424		(1,705)	—	—
Interest expense	1,068		1,405		3,895	—	6,368
Interest expense—intercompany	492		899		(1,391)	—	—
Net interest revenue	$(278)		$411		$11,669	$—	$11,802
Commissions and fees	$—		$1,194		$1,609	$—	$2,803
Commissions and fees—intercompany	—		72		(72)	—	—
Principal transactions	(100)		581		1,883	—	2,364
Principal transactions—intercompany	(303)		(10)		313	—	—
Other income	265		325		830	—	1,420
Other income—intercompany	(45)		57		(12)	—	—
Total non-interest revenues	$(183)		$2,219		$4,551	$—	$6,587
Total revenues, net of interest expense	$7,487		$2,630		$16,220	$(7,948)	$18,389
Provisions for credit losses and for benefits and claims	$—		$3		$1,971	$—	$1,974
Operating expenses
Compensation and benefits	$14		$1,148		$4,157	$—	$5,319
Compensation and benefits—intercompany	19		—		(19)	—	—
Other operating	(201)		558		4,635	—	4,992
Other operating—intercompany	13		564		(577)	—	—
Total operating expenses	$(155)		$2,270		$8,196	$—	$10,311
Equity in undistributed income of subsidiaries	$(3,099)		$—		$—	$3,099	$—
Income (loss) from continuing operations before income taxes	$4,543		$357		$6,053	$(4,849)	$6,104
Provision (benefit) for income taxes	(79)	—	169		1,381	—	1,471
Income (loss) from continuing operations	$4,622		$188		$4,672	$(4,849)	$4,633
Income (loss) from discontinued operations, net of taxes	—		—		(8)	—	(8)
Net income (loss) before attribution of noncontrolling interests	$4,622		$188		$4,664	$(4,849)	$4,625
Noncontrolling interests	—		—		3	—	3
Net income (loss)	$4,622		$188		$4,661	$(4,849)	$4,622
Comprehensive income
Add: Other comprehensive income (loss)	$(1,151)		$(196)		$(458)	$654	$(1,151)
Total Citigroup comprehensive income (loss)	$3,471		$(8)		$4,203	$(4,195)	$3,471
Add: Other comprehensive income attributable to noncontrolling interests	$—		$—	—	$8	$—	$8
Add: Net income attributable to noncontrolling interests	—		—	—	3	—	3
Total comprehensive income (loss)	$3,471		$(8)		$4,214	$(4,195)	$3,482

Condensed Consolidating Statements of Income and Comprehensive Income

	Nine Months Ended September 30, 2019
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$19,045		$—		$—	$(19,045)	$—
Interest revenue	2		8,351		49,612	—	57,965
Interest revenue—intercompany	3,892		1,523		(5,415)	—	—
Interest expense	3,763		5,566		13,286	—	22,615
Interest expense—intercompany	760		3,315		(4,075)	—	—
Net interest revenue	$(629)		$993		$34,986	$—	$35,350
Commissions and fees	$—		$3,912		$4,801	$—	$8,713
Commissions and fees—intercompany	(20)		254		(234)	—	—
Principal transactions	(2,925)		399		10,006	—	7,480
Principal transactions—intercompany	1,522		2,054		(3,576)	—	—
Other income	1,164		664		2,537	—	4,365
Other income—intercompany	(120)		86		34	—	—
Total non-interest revenues	$(379)		$7,369		$13,568	$—	$20,558
Total revenues, net of interest expense	$18,037		$8,362		$48,554	$(19,045)	$55,908
Provisions for credit losses and for benefits and claims	$—		$—		$6,161	$—	$6,161
Operating expenses
Compensation and benefits	$31		$3,727		$12,610	$—	$16,368
Compensation and benefits—intercompany	97		—		(97)	—	—
Other operating	(24)		1,664		13,540	—	15,180
Other operating—intercompany	16		1,789		(1,805)	—	—
Total operating expenses	$120		$7,180		$24,248	$—	$31,548
Equity in undistributed income of subsidiaries	$(4,021)		$—		$—	$4,021	$—
Income (loss) from continuing operations before income taxes	$13,896		$1,182		$18,145	$(15,024)	$18,199
Provision (benefit) for income taxes	(526)	—	160		4,093	—	3,727
Income (loss) from continuing operations	$14,422		$1,022		$14,052	$(15,024)	$14,472
Income (loss) from discontinued operations, net of taxes	—		—		—	—	—
Net income (loss) before attribution of noncontrolling interests	$14,422		$1,022		$14,052	$(15,024)	$14,472
Noncontrolling interests	—		—		50	—	50
Net income (loss)	$14,422		$1,022		$14,002	$(15,024)	$14,422
Comprehensive income
Add: Other comprehensive income (loss)	$1,035		$(260)		$4,628	$(4,368)	$1,035
Total Citigroup comprehensive income (loss)	$15,457		$762		$18,630	$(19,392)	$15,457
Add: Other comprehensive income attributable to noncontrolling interests	$—		$—	—	$(26)	$—	$(26)
Add: Net income attributable to noncontrolling interests	—		—	—	50	—	50
Total comprehensive income (loss)	$15,457		$762		$18,654	$(19,392)	$15,481

Condensed Consolidating Statements of Income and Comprehensive Income

	Nine Months Ended September 30, 2018
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$16,648		$—		$—	$(16,648)	$—
Interest revenue	67		6,344		45,641	—	52,052
Interest revenue—intercompany	3,636		1,206		(4,842)	—	—
Interest expense	3,119		3,732		10,562	—	17,413
Interest expense—intercompany	1,467		2,567		(4,034)	—	—
Net interest revenue	$(883)		$1,251		$34,271	$—	$34,639
Commissions and fees	$—		$3,793		$5,151	$—	$8,944
Commissions and fees—intercompany	(1)		163		(162)	—	—
Principal transactions	(275)		805		7,202	—	7,732
Principal transactions—intercompany	(1,161)		1,461		(300)	—	—
Other income	817		666		2,932	—	4,415
Other income—intercompany	(111)		88		23	—	—
Total non-interest revenues	$(731)		$6,976		$14,846	$—	$21,091
Total revenues, net of interest expense	$15,034		$8,227		$49,117	$(16,648)	$55,730
Provisions for credit losses and for benefits and claims	$—		$(21)		$5,664	$—	$5,643
Operating expenses
Compensation and benefits	$149		$3,695		$12,734	$—	$16,578
Compensation and benefits—intercompany	82		—		(82)	—	—
Other operating	(210)		1,684		13,896	—	15,370
Other operating—intercompany	38		1,835		(1,873)	—	—
Total operating expenses	$59		$7,214		$24,675	$—	$31,948
Equity in undistributed income of subsidiaries	$(2,060)		$—		$—	$2,060	$—
Income (loss) from continuing operations before income taxes	$12,915		$1,034		$18,778	$(14,588)	$18,139
Provision (benefit) for income taxes	(817)	—	853		4,320	—	4,356
Income (loss) from continuing operations	$13,732		$181		$14,458	$(14,588)	$13,783
Income (loss) from discontinued operations, net of taxes	—		—		—	—	—
Net income (loss) before attribution of noncontrolling interests	$13,732		$181		$14,458	$(14,588)	$13,783
Noncontrolling interests	—		—		51	—	51
Net income (loss)	$13,732		$181		$14,407	$(14,588)	$13,732
Comprehensive income
Add: Other comprehensive income (loss)	$(3,974)		$(186)		$1,787	$(1,601)	$(3,974)
Total Citigroup comprehensive income (loss)	$9,758		$(5)		$16,194	$(16,189)	$9,758
Add: Other comprehensive income attributable to noncontrolling interests	$—		$—	—	$(35)	$—	$(35)
Add: Net income attributable to noncontrolling interests	—		—	—	51	—	51
Total comprehensive income (loss)	$9,758		$(5)		$16,210	$(16,189)	$9,774

Condensed Consolidating Balance Sheet

	September 30, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$899	$23,187	$—	$24,086
Cash and due from banks—intercompany	15	4,602	(4,617)	—	—
Deposits with banks	—	4,578	191,779	—	196,357
Deposits with banks—intercompany	3,000	7,404	(10,404)	—	—
Securities borrowed and purchased under resale agreements	—	199,421	61,704	—	261,125
Securities borrowed and purchased under resale agreements—intercompany	—	24,459	(24,459)	—	—
Trading account assets	323	177,504	128,997	—	306,824
Trading account assets—intercompany	1,932	4,322	(6,254)	—	—
Investments	1	543	357,839	—	358,383
Loans, net of unearned income	—	2,444	689,299	—	691,743
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,530)	—	(12,530)
Total loans, net	$—	$2,444	$676,769	$—	$679,213
Advances to subsidiaries	$143,997	$—	$(143,997)	$—	$—
Investments in subsidiaries	201,557	—	—	(201,557)	—
Other assets(1)	11,678	70,347	106,789	—	188,814
Other assets—intercompany	2,871	48,388	(51,259)	—	—
Total assets	$365,374	$544,911	$1,306,074	$(201,557)	$2,014,802
Liabilities and equity
Deposits	$—	$—	$1,087,769	$—	$1,087,769
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	167,830	27,217	—	195,047
Securities loaned and sold under repurchase agreements—intercompany	—	34,707	(34,707)	—	—
Trading account liabilities	4	91,348	44,244	—	135,596
Trading account liabilities—intercompany	3,712	4,199	(7,911)	—	—
Short-term borrowings	238	9,511	25,481	—	35,230
Short-term borrowings—intercompany	—	23,151	(23,151)	—	—
Long-term debt	145,342	36,177	60,719	—	242,238
Long-term debt—intercompany	—	71,604	(71,604)	—	—
Advances from subsidiaries	16,638	—	(16,638)	—	—
Other liabilities	2,872	62,474	56,506	—	121,852
Other liabilities—intercompany	195	10,724	(10,919)	—	—
Stockholders’ equity	196,373	33,186	169,068	(201,557)	197,070
Total liabilities and equity	$365,374	$544,911	$1,306,074	$(201,557)	$2,014,802

(1)	Other assets for Citigroup parent company at September 30, 2019 included $36.7 billion of placements to Citibank and its branches, of which $27.8 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$1	$689	$22,955	$—	$23,645
Cash and due from banks—intercompany	19	3,545	(3,564)	—	—
Deposits with banks	—	4,915	159,545	—	164,460
Deposits with banks—intercompany	3,000	6,528	(9,528)	—	—
Securities borrowed and purchased under resale agreements	—	212,720	57,964	—	270,684
Securities borrowed and purchased under resale agreements—intercompany	—	20,074	(20,074)	—	—
Trading account assets	302	146,233	109,582	—	256,117
Trading account assets—intercompany	627	1,728	(2,355)	—	—
Investments	7	224	358,376	—	358,607
Loans, net of unearned income	—	1,292	682,904	—	684,196
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,315)	—	(12,315)
Total loans, net	$—	$1,292	$670,589	$—	$671,881
Advances to subsidiaries	$143,119	$—	$(143,119)	$—	$—
Investments in subsidiaries	205,337	—	—	(205,337)	—
Other assets(1)	9,861	59,734	102,394	—	171,989
Other assets—intercompany	3,037	44,255	(47,292)	—	—
Total assets	$365,310	$501,937	$1,255,473	$(205,337)	$1,917,383
Liabilities and equity
Deposits	$—	$—	$1,013,170	$—	$1,013,170
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	155,830	21,938	—	177,768
Securities loaned and sold under repurchase agreements—intercompany	—	21,109	(21,109)	—	—
Trading account liabilities	1	95,571	48,733	—	144,305
Trading account liabilities—intercompany	410	1,398	(1,808)	—	—
Short-term borrowings	207	3,656	28,483	—	32,346
Short-term borrowings—intercompany	—	11,343	(11,343)	—	—
Long-term debt	143,767	25,986	62,246	—	231,999
Long-term debt—intercompany	—	73,884	(73,884)	—	—
Advances from subsidiaries	21,471	—	(21,471)	—	—
Other liabilities	3,011	66,732	50,978	—	120,721
Other liabilities—intercompany	223	13,763	(13,986)	—	—
Stockholders’ equity	196,220	32,665	173,526	(205,337)	197,074
Total liabilities and equity	$365,310	$501,937	$1,255,473	$(205,337)	$1,917,383

(1)	Other assets for Citigroup parent company at December 31, 2018 included $34.7 billion of placements to Citibank and its branches, of which $22.4 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$23,879	$(51,748)	$(7,489)	$—	$(35,358)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(196,733)	$—	$(196,733)
Proceeds from sales of investments	4	—	96,396	—	96,400
Proceeds from maturities of investments	—	—	91,656	—	91,656
Change in loans	—	—	(11,518)	—	(11,518)
Proceeds from sales and securitizations of loans	—	—	2,717	—	2,717
Change in securities borrowed and purchased under agreements to resell	—	8,914	645	—	9,559
Changes in investments and advances—intercompany	(2,045)	(6,204)	8,249	—	—
Other investing activities	—	(44)	(4,129)	—	(4,173)
Net cash provided by (used in) investing activities of continuing operations	$(2,041)	$2,666	$(12,717)	$—	$(12,092)
Cash flows from financing activities of continuing operations
Dividends paid	$(4,048)	$(155)	$155	$—	$(4,048)
Issuance of preferred stock	1,496	—	—	—	1,496
Redemption of preferred stock	(480)	—	—	—	(480)
Treasury stock acquired	(12,495)	—	—	—	(12,495)
Proceeds (repayments) from issuance of long-term debt, net	(1,122)	10,136	(6,738)	—	2,276
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(5,683)	5,683	—	—
Change in deposits	—	—	74,599	—	74,599
Change in securities loaned and sold under agreements to repurchase	—	25,598	(8,319)	—	17,279
Change in short-term borrowings	—	5,855	(2,971)	—	2,884
Net change in short-term borrowings and other advances—intercompany	(4,834)	15,211	(10,377)	—	—
Capital contributions from (to) parent	—	(74)	74	—	—
Other financing activities	(360)	—	—	—	(360)
Net cash provided by (used in) financing activities of continuing operations	$(21,843)	$50,888	$52,106	$—	$81,151
Effect of exchange rate changes on cash and due from banks	$—	$—	$(1,363)	$—	$(1,363)
Change in cash and due from banks and deposits with banks	$(5)	$1,806	$30,537	$—	$32,338
Cash and due from banks and deposits with banks at beginning of period	3,020	15,677	169,408	—	188,105
Cash and due from banks and deposits with banks at end of period	$3,015	$17,483	$199,945	$—	$220,443
Cash and due from banks	$15	$5,501	$18,570	$—	$24,086
Deposits with banks	3,000	11,982	181,375	—	196,357
Cash and due from banks and deposits with banks at end of period	$3,015	$17,483	$199,945	$—	$220,443
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$(274)	$281	$3,728	$—	$3,735
Cash paid during the period for interest	3,107	8,893	10,343	—	22,343
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$4,400	$—	$4,400

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2018
In millions of dollars	Citigroup parent company		CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$12,581		$16,232	$1,253	$—	$30,066
Cash flows from investing activities of continuing operations
Purchases of investments	$(7,955)		$(18)	$(104,581)	$—	$(112,554)
Proceeds from sales of investments	7,634		3	44,533	—	52,170
Proceeds from maturities of investments	—		—	66,440	—	66,440
Change in loans	—		—	(16,131)	—	(16,131)
Proceeds from sales and securitizations of loans	—		—	4,021	—	4,021
Proceeds from significant disposals	—		—	314	—	314
Change in securities borrowed and purchased under agreements to resell	—		(47,943)	(519)	—	(48,462)
Changes in investments and advances—intercompany	(7,769)		(2,338)	10,107	—	—
Other investing activities	214		(41)	(2,534)	—	(2,361)
Net cash provided by (used in) investing activities of continuing operations	$(7,876)		$(50,337)	$1,650	$—	$(56,563)
Cash flows from financing activities of continuing operations
Dividends paid	$(3,616)		$—	$—	$—	$(3,616)
Redemption of preferred stock	(218)		—	—	—	(218)
Treasury stock acquired	(9,848)		—	—	—	(9,848)
Proceeds from issuance of long-term debt, net	(883)		7,538	(829)	—	5,826
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—		5,048	(5,048)	—	—
Change in deposits	—		—	45,354	—	45,354
Change in securities loaned and sold under agreements to repurchase	—		35,804	(16,166)	—	19,638
Change in short-term borrowings	32		790	(11,503)	—	(10,681)
Net change in short-term borrowings and other advances—intercompany	2,312		(14,771)	12,459	—	—
Capital contributions from parent	—		(663)	663	—	—
Other financing activities	(479)		—	—	—	(479)
Net cash provided by (used in) financing activities of continuing operations	$(12,700)		$33,746	$24,930	$—	$45,976
Effect of exchange rate changes on cash and due from banks	$—		$—	$(709)	$—	$(709)
Change in cash and due from banks and deposits with banks	$(7,995)		$(359)	$27,124	$—	$18,770
Cash and due from banks and deposits with banks at beginning of period	11,013		12,695	156,808	—	180,516
Cash and due from banks and deposits with banks at end of period	$3,018		$12,336	$183,932	$—	$199,286
Cash and due from banks	$18	—	$2,648	$23,061	$—	$25,727
Deposits with banks	3,000		9,688	160,871	—	173,559
Cash and due from banks and deposits with banks at end of period	$3,018		$12,336	$183,932	$—	$199,286
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the period for income taxes	$873		$138	$2,250	$—	$3,261
Cash paid during the period for interest	2,870		6,045	7,363	—	16,278
Non-cash investing activities
Transfers to loans HFS from loans	$—		$—	$3,300	$—	$3,300
Transfers to OREO and other repossessed assets	—		—	94	—	94

UNREGISTERED SALES OF EQUITY SECURITIES, PURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s common stock repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
July 2019
Open market repurchases(1)	20.2	$71.46	$15,654
Employee transactions(2)	—	—	N/A
August 2019
Open market repurchases(1)	34.9	64.46	13,404
Employee transactions(2)	—	—	N/A
September 2019
Open market repurchases(1)	20.8	68.43	11,980
Employee transactions(2)	—	—	N/A
Total for 3Q19 and remaining program balance as of September 30, 2019	75.9	$67.41	$11,980

(1)
Represents repurchases under the $17.1 billion 2019 common stock repurchase program (2019 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on June 27, 2019. The 2019 Repurchase Program was part of the planned capital actions included by Citi as part of the 2019 Comprehensive Capital Analysis and Review (CCAR). Shares repurchased under the 2019 Repurchase Program were added to treasury stock. The 2019 Repurchase Program expires on June 30, 2020.

(2)
Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted share awards where shares are withheld to satisfy tax requirements.

N/A Not applicable

Dividends
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on regulatory approval, including an annual regulatory review of the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. For additional information regarding Citi’s capital planning and stress testing, see “Capital Resources—Stress Testing Component of Capital Planning,” “Capital Resources—Regulatory Capital Standards Developments” and “Risk Factors—Strategic Risks” in Citi’s 2018 Annual Report on Form 10-K. Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations on its outstanding preferred stock.

For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the
Consolidated Financial Statements in Citi’s 2018 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of November, 2019.

CITIGROUP INC.
(Registrant)

By    /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Raja J. Akram
Raja J. Akram
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01+	Restated Certificate of Incorporation of Citigroup Inc., as amended, as in effect on the date hereof.

10.01*+	Form of Citigroup Inc. CAP Agreement

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2019, filed on November 1, 2019, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	See the cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.