Form 10-K
period 2019-12-31
CITIGROUP INC
filed 2020-02-21
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2019 was approximately $158.0 billion.
Number of shares of Citigroup Inc. common stock outstanding on January 31, 2020: 2,106,486,793
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on April 21, 2020 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.
Available on the web at www.citigroup.com

FORM 10-K CROSS-REFERENCE INDEX

Item Number		Page

Part I

1.	Business	4–27, 112–115,
118, 146,
294–295

1A.	Risk Factors	46–55

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	Not Applicable

3.	Legal Proceedings—See Note 27 to the Consolidated Financial Statements	276–282

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	128–129, 152–154, 296–297

6.	Selected Financial Data	10–11

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6–29, 58–111

7A.	Quantitative and Qualitative Disclosures About Market Risk	58–111, 147–151, 172–207, 214–267

8.	Financial Statements and Supplementary Data	124–293

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	116–117

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	298–300*

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***

13.	Certain Relationships and Related Transactions and Director Independence	****

14.	Principal Accounting Fees and Services	*****

Part IV

15.	Exhibits and Financial Statement Schedules

*
For additional information regarding Citigroup’s Directors, see “Corporate Governance” and “Proposal 1: Election of Directors” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 21, 2020, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See “Compensation Discussion and Analysis,” “The Personnel and Compensation Committee Report,” and “2019 Summary Compensation Table and Compensation Information” and “CEO Pay Ratio” in the Proxy Statement, incorporated herein by reference.

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

CITIGROUP’S 2019 ANNUAL REPORT ON FORM 10-K

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
At December 31, 2019, Citi had approximately 200,000 full-time employees, compared to approximately 204,000 full-time employees at December 31, 2018.
Citigroup currently operates, for management reporting purposes, via two primary business segments: Global Consumer Banking (GCB) and Institutional Clients Group (ICG), with the remaining operations in Corporate/Other. For a further description of the business segments and the products and services they provide, see “Citigroup Segments” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.
Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements, as well as other filings with the U.S. Securities and Exchange Commission (SEC), are available free of charge through Citi’s website by clicking on the “Investors” tab and selecting “SEC Filings,” then “Citigroup Inc.” The SEC’s website also contains current reports on Form 8-K and other information regarding Citi at www.sec.gov.
For a discussion of 2018 versus 2017 results of operations of GCB in North America, Latin America and Asia, ICG and Corporate/Other, see each respective business’s results of operation in Citi’s 2018 Annual Report on Form 10-K.
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
Note: As of the fourth quarter of 2019, Citi’s commercial banking businesses previously reported as part of GCB in North America, Latin America and Asia, including approximately $28 billion in end-of-period loans and approximately $37 billion in end-of-period deposits, are reported in ICG for all periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
As described further throughout this Executive Summary, Citi’s 2019 results reflected steady progress toward improving its profitability and returns, despite an uncertain revenue environment, as strong client engagement drove balanced growth across businesses and geographies:

•
Citi had solid underlying revenue growth in every region in Global Consumer Banking (GCB), excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation), as well as pretax gains on sale in 2018 of approximately $150 million on the Hilton portfolio in North America GCB and approximately $250 million on an asset management business in Latin America GCB.

•
Citi had balanced performance across the Institutional Clients Group (ICG), with solid results in fixed income markets, treasury and trade solutions, investment banking and the private bank, while equity markets revenues were negatively impacted by a challenging environment.

•
Citi demonstrated strong expense discipline, resulting in expenses that were largely unchanged from the prior year, as well as positive operating leverage, even as Citi continued to make investments in the franchise. Citi’s positive operating leverage and continued credit discipline resulted in an improvement in pretax earnings.

•	Citi reported broad-based loan and deposit growth across GCB and ICG.

•
Citi returned $22.3 billion of capital to its shareholders in the form of common stock repurchases and dividends; Citi repurchased approximately 264 million common shares, contributing to a 9% reduction in average outstanding common shares from the prior year.

•	Despite continued progress in capital returns to shareholders, Citi’s key regulatory capital metrics remained strong.

While global growth has continued and the underlying macroeconomic environment remains largely positive, economic forecasts for 2020 have been lowered and various economic, political and other risks and uncertainties could create a more volatile operating environment and impact Citi’s businesses and future results. For a discussion of risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition during 2020, see each respective business’s results of operations, “Risk Factors” and “Managing Global Risk” below. Despite these risks and uncertainties, Citi intends to continue to build on the progress made during 2019 with a focus on further optimizing its performance to benefit shareholders, while remaining flexible and adapting to market and economic conditions as they develop.

2019 Results Summary

Citigroup
Citigroup reported net income of $19.4 billion, or $8.04 per share, compared to net income of $18.0 billion, or $6.68 per share, in the prior year. Net income increased 8%, primarily driven by a lower effective tax rate and higher revenues, partially offset by higher cost of credit, while expenses were largely unchanged. Earnings per share increased 20%, driven by higher net income and the 9% reduction in average shares outstanding due to the common stock repurchases. Results in 2019 included a net tax benefit of approximately $0.35 per share related to discrete tax items, including an approximate $0.6 billion benefit from reductions in Citi’s valuation allowance related to its deferred tax assets, primarily recorded in Corporate/Other (see “Significant Accounting Policies and Significant Estimates—Income Taxes” below).
Citigroup revenues of $74.3 billion increased 2%, or 4% excluding the impact of FX translation and the gains on sale in the prior year (see “Executive Summary” above), reflecting higher revenues across GCB and ICG, partially offset by lower revenues in Corporate/Other.
Citigroup’s end-of-period loans increased 2% to $699 billion. Excluding the impact of FX translation, Citigroup end-of-period loans also grew 2%, as 3% aggregate growth in GCB and ICG was partially offset by the continued wind-down of legacy assets in Corporate/Other. Citigroup’s end-of-period deposits increased 6% to $1.1 trillion. Excluding the impact of FX translation, Citigroup’s end-of-period deposits also grew 6%, primarily driven by 7% growth in GCB and 6% growth in ICG, excluding the impact of FX translation. (Citi’s results of operations excluding the gains on sale as well as the impact of FX translation are non-GAAP financial measures. Citi believes the presentation of its results of operations excluding the impact of FX translation and gains on sale provides a meaningful depiction for investors of the underlying fundamentals of its businesses.)

Expenses
Citigroup operating expenses of $42.0 billion were largely unchanged, as efficiency savings and the wind-down of legacy assets offset volume-driven growth and continued investments in the franchise. Operating expenses in GCB and Corporate/Other were down 1% and 5%, respectively, while ICG operating expenses increased 2%.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $8.4 billion increased 11%. The increase was primarily driven by higher net credit losses in both Citi-branded cards and Citi retail services in North America GCB, as well as higher overall cost of credit in ICG.
Net credit losses of $7.8 billion increased 9%. Consumer net credit losses of $7.4 billion increased 7%, primarily reflecting volume growth and seasoning in the North America cards portfolios. Corporate net credit losses increased to $392 million from $205 million in the prior year, reflecting a normalization in credit trends.
For additional information on Citi’s consumer and corporate credit costs and allowance for loan losses, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital ratio was 11.8% as of December 31, 2019, compared to 11.9% as of December 31, 2018, based on the Basel III Standardized Approach for determining risk-weighted assets. The decline in the ratio primarily reflected the return of capital to common shareholders, partially offset by net income and a reduction in risk-weighted assets. Citigroup’s Supplementary Leverage ratio as of December 31, 2019 was 6.2%, compared to 6.4% as of December 31, 2018. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $5.7 billion increased 7%. Excluding the impact of FX translation, net income increased 8%, driven by higher revenues, partially offset by higher cost of credit. GCB operating expenses of $17.6 billion decreased 1%. Excluding the impact of FX translation, expenses were largely unchanged, as efficiency savings offset continued investments in the franchise and volume-driven growth.
GCB revenues of $33.0 billion increased 2%. Excluding the impact of FX translation and the gains on sale in both North America GCB and Latin America GCB in the prior year, revenues increased 4%, driven by growth in all three regions. North America GCB revenues of $20.4 billion increased 3%, and 4% excluding the gain on sale in the prior year, primarily driven by growth in Citi-branded cards and Citi retail services, partially offset by lower retail banking revenues. In North America GCB, Citi-branded cards revenues of $9.2 billion increased 6%, and 8% excluding the gain on sale in the prior year, primarily reflecting volume growth and spread expansion. Citi retail services revenues of $6.7 billion increased 2%, primarily driven by organic loan growth and the full-year benefit of the L.L.Bean acquisition. Retail banking revenues of $4.5 billion decreased 2%, as the benefit of stronger deposit volumes was more than offset by lower deposit spreads.
North America GCB average deposits of $153 billion increased 3%, average retail banking loans of $49 billion increased 3% and assets under management of $72 billion grew 20% (including the benefit of market movements). Average Citi-branded card loans of $90 billion increased 3%, while Citi-branded card purchase sales of $368 billion increased 7%. Average Citi retail services loans of $50 billion increased 3%, while Citi retail services purchase sales of $88 billion increased 2%. For additional information on the results of operations of North America GCB in 2019, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)), of $12.6 billion increased 1%.

Excluding the impact of FX translation and the gain on sale in Latin America GCB in the prior year, international GCB revenues increased 4%. On this basis, Latin America GCB revenues increased 4%, primarily driven by an increase in cards revenues and improved deposit spreads. Asia GCB revenues increased 4%, primarily reflecting higher deposit, investment and cards revenues. For additional information on the results of operations of Latin America GCB and Asia GCB in 2019, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, excluding the impact of FX translation, international GCB average deposits of $124 billion increased 5%, average retail banking loans of $71 billion increased 4%, assets under management of $104 billion increased 16%(including the benefit of market movements), average card loans of $25 billion increased 3% and card purchase sales of $108 billion increased 6%.

Institutional Clients Group
ICG net income of $12.9 billion increased 3%, primarily driven by higher revenues and a lower effective tax rate, partially offset by higher expenses and cost of credit. ICG operating expenses increased 2% to $22.2 billion, primarily driven by higher compensation costs, investments and volume-driven growth, partially offset by efficiency savings.
ICG revenues of $39.3 billion increased 3%, reflecting a 1% increase in Banking revenues and a 5% increase in Markets and securities services revenues. The increase in Banking revenues included the impact of $432 million of losses on loan hedges within corporate lending, compared to gains of $45 million in the prior year.
Banking revenues of $21.9 billion (excluding the impact of gains (losses) on loan hedges within corporate lending) increased 3%, driven by solid growth in treasury and trade solutions, investment banking and the private bank. Investment banking revenues of $5.2 billion increased 4%, as strength in debt underwriting was partially offset by lower revenues in both equity underwriting and advisory. Advisory revenues decreased 3% to $1.3 billion, equity underwriting revenues decreased 2% to $973 million and debt underwriting revenues increased 10% to $3.0 billion.
Treasury and trade solutions revenues of $10.3 billion increased 4%, and 6% excluding the impact of FX translation, reflecting strong client engagement and volume growth, partially offset by the impact of lower interest rates. Private bank revenues of $3.5 billion increased 2%, driven by higher lending and deposit volumes as well as higher investment activity, partially offset by spread compression. Corporate lending revenues declined 16% to $2.5 billion. Excluding the impact of gains (losses) on loan hedges, corporate lending revenues were largely unchanged, as growth in the commercial loan portfolio was offset by lower volumes in the rest of the portfolio.
Markets and securities services revenues of $17.8 billion increased 5%, including a pretax gain of approximately $350 million on Citi’s investment in Tradeweb in the second quarter of 2019, recorded in fixed income markets. Fixed income markets revenues of $12.9 billion increased 10%, reflecting growth across rates and currencies as well as spread products, including the Tradeweb gain. Equity markets revenues of $2.9 billion decreased 15%, primarily driven by lower revenues across cash equities, derivatives and prime finance. Securities services revenues of $2.6 billion were largely unchanged, but increased 4% excluding the impact of FX translation, reflecting higher net interest revenue due to higher deposits and higher interest rates, particularly in emerging markets, as well as higher client volumes. For additional information on the results of operations of ICG in 2019, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net income was $801 million, compared to $186 million in the prior year, primarily reflecting the benefit of discrete tax items. Operating expenses of $2.2 billion decreased 5%, as the continued wind-down of legacy assets more than offset higher infrastructure costs. Corporate/Other revenues of $2.0 billion decreased 8%, primarily driven by the continued wind-down of legacy assets, partially offset by gains on investments. For additional information on the results of operations of Corporate/Other in 2019, see “Corporate/Other” below.

This page intentionally left blank.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts	2019	2018	2017	2016	2015
Net interest revenue	$47,347	$46,562	$45,061	$45,476	$47,093
Non-interest revenue	26,939	26,292	27,383	25,321	30,184
Revenues, net of interest expense	$74,286	$72,854	$72,444	$70,797	$77,277
Operating expenses	42,002	41,841	42,232	42,338	44,538
Provisions for credit losses and for benefits and claims	8,383	7,568	7,451	6,982	7,913
Income from continuing operations before income taxes	$23,901	$23,445	$22,761	$21,477	$24,826
Income taxes(1)	4,430	5,357	29,388	6,444	7,440
Income (loss) from continuing operations	$19,471	$18,088	$(6,627)	$15,033	$17,386
Income (loss) from discontinued operations, net of taxes	(4)	(8)	(111)	(58)	(54)
Net income (loss) before attribution of noncontrolling interests	$19,467	$18,080	$(6,738)	$14,975	$17,332
Net income attributable to noncontrolling interests	66	35	60	63	90
Citigroup’s net income (loss)(1)	$19,401	$18,045	$(6,798)	$14,912	$17,242
Earnings per share
Basic
Income (loss) from continuing operations	$8.08	$6.69	$(2.94)	$4.74	$5.43
Net income (loss)	8.08	6.69	(2.98)	4.72	5.41
Diluted
Income (loss) from continuing operations	$8.04	$6.69	$(2.94)	$4.74	$5.42
Net income (loss)	8.04	6.68	(2.98)	4.72	5.40
Dividends declared per common share	1.92	1.54	0.96	0.42	0.16
Common dividends	$4,403	$3,865	$2,595	$1,214	$484
Preferred dividends	1,109	1,174	1,213	1,077	769
Common share repurchases	17,875	14,545	14,538	9,451	5,452

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	2019	2018	2017	2016	2015
At December 31:
Total assets	$1,951,158	$1,917,383	$1,842,465	$1,792,077	$1,731,210
Total deposits	1,070,590	1,013,170	959,822	929,406	907,887
Long-term debt	248,760	231,999	236,709	206,178	201,275
Citigroup common stockholders’ equity(1)	175,262	177,760	181,487	205,867	205,139
Total Citigroup stockholders’ equity(1)	193,242	196,220	200,740	225,120	221,857
Average assets	1,978,805	1,920,242	1,875,438	1,808,728	1,823,875
Direct staff (in thousands)	200	204	209	219	231
Performance metrics
Return on average assets	0.98%	0.94%	(0.36)%	0.82%	0.95%
Return on average common stockholders’ equity(1)(2)	10.3	9.4	(3.9)	6.6	8.1
Return on average total stockholders’ equity(1)(2)	9.9	9.1	(3.0)	6.5	7.9
Return on tangible common equity (RoTCE)(1)(3)	12.1	11.0	8.1	7.6	9.3
Efficiency ratio (total operating expenses/total revenues)	56.5	57.4	58.3	59.8	57.6
Basel III ratios(1)(4)
Common Equity Tier 1 Capital(5)	11.81%	11.86%	12.36%	12.57%	12.07%
Tier 1 Capital(5)	13.36	13.46	14.06	14.24	13.49
Total Capital(5)	15.97	16.18	16.30	16.24	15.30
Supplementary Leverage ratio	6.21	6.41	6.68	7.22	7.08
Citigroup common stockholders’ equity to assets(1)	8.98%	9.27%	9.85%	11.49%	11.85%
Total Citigroup stockholders’ equity to assets(1)	9.90	10.23	10.90	12.56	12.82
Dividend payout ratio(6)	23.9	23.1	NM	8.9	3.0
Total payout ratio(7)	121.8	109.1	NM	77.1	36.0
Book value per common share(1)	$82.90	$75.05	$70.62	$74.26	$69.46
Tangible book value (TBV) per share(1)(3)	70.39	63.79	60.16	64.57	60.61

(1)
2017 includes the one-time impact related to enactment of the Tax Cuts and Jobs Act (Tax Reform). 2019 and 2018 reflect the tax rate structure post Tax Reform. For additional information, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below. RoTCE for 2017 excludes the one-time impact from Tax Reform.

(2)
The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.

(3)	For information on RoTCE and TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity” below.

(4)
Citi’s risk-based capital and leverage ratios for 2017 and prior years are non-GAAP financial measures, which reflect full implementation of regulatory capital adjustments and deductions prior to the effective date of January 1, 2018.

(5)
As of December 31, 2019, 2018, and 2017, Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework. For all prior periods presented, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

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

NM	Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

In millions of dollars	2019	2018	2017(1)	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Income (loss) from continuing operations
Global Consumer Banking
North America	$3,224	$3,087	$1,829	4%	69%
Latin America	901	802	516	12	55
Asia(2)	1,577	1,420	1,197	11	19
Total	$5,702	$5,309	$3,542	7%	50%
Institutional Clients Group
North America	$3,511	$3,675	$2,494	(4)%	47%
EMEA	3,867	3,889	2,828	(1)	38
Latin America	2,111	2,013	1,637	5	23
Asia	3,455	2,997	2,416	15	24
Total	$12,944	$12,574	$9,375	3%	34%
Corporate/Other	825	205	(19,544)	NM	NM
Income (loss) from continuing operations	$19,471	$18,088	$(6,627)	8%	NM
Discontinued operations	$(4)	$(8)	$(111)	50%	93%
Less: net income attributable to noncontrolling interests	66	35	60	89	(42)
Citigroup’s net income (loss)	$19,401	$18,045	$(6,798)	8%	NM

(1)	2017 includes the one-time impact related to enactment of Tax Reform. For additional information, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below.

(2)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

In millions of dollars	2019	2018	2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Global Consumer Banking
North America	$20,398	$19,829	$19,570	3%	1%
Latin America	5,238	5,309	4,794	(1)	11
Asia(1)	7,335	7,201	7,081	2	2
Total	$32,971	$32,339	$31,445	2%	3%
Institutional Clients Group
North America	$13,459	$13,522	$14,578	—%	(7)%
EMEA	12,006	11,770	10,878	2	8
Latin America	5,166	4,954	4,814	4	3
Asia	8,670	8,079	7,552	7	7
Total	$39,301	$38,325	$37,822	3%	1%
Corporate/Other	2,014	2,190	3,177	(8)	(31)
Total Citigroup net revenues	$74,286	$72,854	$72,444	2%	1%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)—DECEMBER 31, 2019

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$7,076	$69,363	$117,480	$—	$193,919
Securities borrowed and purchased under agreements to resell	87	250,968	267	—	251,322
Trading account assets	1,168	265,260	9,712	—	276,140
Investments	1,150	126,481	240,932	—	368,563
Loans, net of unearned income and allowance for loan losses	290,270	387,036	9,394	—	686,700
Other assets	39,071	94,648	40,795	—	174,514
Net inter-segment liquid assets(4)	68,077	253,463	(321,540)	—	—
Total assets	$406,899	$1,447,219	$97,040	$—	$1,951,158
Liabilities and equity
Total deposits	$291,049	$767,666	$11,875	$—	$1,070,590
Securities loaned and sold under agreements to repurchase	2,229	164,096	14	—	166,339
Trading account liabilities	549	118,788	557	—	119,894
Short-term borrowings	417	27,082	17,550	—	45,049
Long-term debt(3)	1,472	64,758	32,053	150,477	248,760
Other liabilities	20,847	71,215	14,518	—	106,580
Net inter-segment funding (lending)(3)	90,336	233,614	19,769	(343,719)	—
Total liabilities	$406,899	$1,447,219	$96,336	$(193,242)	$1,757,212
Total stockholders’ equity(5)	—	—	704	193,242	193,946
Total liabilities and equity	$406,899	$1,447,219	$97,040	$—	$1,951,158

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment. The respective segment information depicts the assets and liabilities managed by each segment.

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

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,348 branches in 19 countries and jurisdictions as of December 31, 2019. At December 31, 2019, GCB had approximately $407 billion in assets and $291 billion in deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

In millions of dollars, except as otherwise noted	2019	2018	2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Net interest revenue	$28,205	$27,374	$26,277	3%	4%
Non-interest revenue	4,766	4,965	5,168	(4)	(4)
Total revenues, net of interest expense	$32,971	$32,339	$31,445	2%	3%
Total operating expenses	$17,628	$17,786	$17,229	(1)%	3%
Net credit losses	$7,382	$6,884	$6,462	7%	7%
Credit reserve build	439	568	1,029	(23)	(45)
Provision for unfunded lending commitments	1	—	—	100	—
Provision for benefits and claims	73	103	116	(29)	(11)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$7,895	$7,555	$7,607	5%	(1)%
Income from continuing operations before taxes	$7,448	$6,998	$6,609	6%	6%
Income taxes	1,746	1,689	3,067	3	(45)
Income from continuing operations	$5,702	$5,309	$3,542	7%	50%
Noncontrolling interests	6	7	9	(14)	(22)
Net income	$5,696	$5,302	$3,533	7%	50%
Balance Sheet data and ratios (in billions of dollars)
Total EOP assets	$407	$388	$389	5%	—%
Average assets	389	378	380	3	(1)
Return on average assets	1.46%	1.40%	0.93%
Efficiency ratio	53	55	55
Average deposits	$277	$269	$267	3	1
Net credit losses as a percentage of average loans	2.60%	2.48%	2.39%
Revenue by business
Retail banking	$12,549	$12,627	$12,089	(1)%	4%
Cards(1)	20,422	19,712	19,356	4	2
Total	$32,971	$32,339	$31,445	2%	3%
Income from continuing operations by business
Retail banking	$1,842	$1,851	$1,320	—%	40%
Cards(1)	3,860	3,458	2,222	12	56
Total	$5,702	$5,309	$3,542	7%	50%
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$32,971	$32,339	$31,445	2%	3%
Impact of FX translation(2)	—	(146)	(270)
Total revenues—ex-FX(3)	$32,971	$32,193	$31,175	2%	3%
Total operating expenses—as reported	$17,628	$17,786	$17,229	(1)%	3%
Impact of FX translation(2)	—	(100)	(154)
Total operating expenses—ex-FX(3)	$17,628	$17,686	$17,075	—%	4%
Total provisions for LLR & PBC—as reported	$7,895	$7,555	$7,607	5%	(1)%
Impact of FX translation(2)	—	(24)	(53)
Total provisions for LLR & PBC—ex-FX(3)	$7,895	$7,531	$7,554	5%	—%
Net income—as reported	$5,696	$5,302	$3,533	7%	50%
Impact of FX translation(2)	—	(16)	(42)
Net income—ex-FX(3)	$5,696	$5,286	$3,491	8%	51%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the 2019 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
Note: For information on the impact of Citi’s January 1, 2020 adoption of the new accounting standard on credit losses (CECL), see “Risk Factors—Operational Risks” below and Note 1 to the Consolidated Financial Statements.

NORTH AMERICA GCB
North America GCB provides traditional retail banking and Citi-branded and Citi retail services card products to retail and small business customers in the U.S. North America GCB’s U.S. cards product portfolio includes its proprietary portfolio (including the Citi Double Cash, Thank You and Value cards) and co-branded cards (including, among others, American Airlines and Costco) within Citi-branded cards as well as its co-brand and private label relationships (including, among others, Sears, The Home Depot, Best Buy and Macy’s) within Citi retail services.
At December 31, 2019, North America GCB had 687 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of December 31, 2019, North America GCB had approximately $50.3 billion in retail banking loans and $160.5 billion in deposits. In addition, North America GCB had approximately $149.2 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted	2019	2018	2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Net interest revenue	$19,869	$19,006	$18,298	5%	4%
Non-interest revenue(1)	529	823	1,272	(36)	(35)
Total revenues, net of interest expense	$20,398	$19,829	$19,570	3%	1%
Total operating expenses	$10,154	$10,230	$9,867	(1)%	4%
Net credit losses	$5,583	$5,085	$4,737	10%	7%
Credit reserve build	469	460	926	2	(50)
Provision for unfunded lending commitments	1	—	—	100	—
Provision for benefits and claims	19	22	33	(14)	(33)
Provisions for credit losses and for benefits and claims	$6,072	$5,567	$5,696	9%	(2)%
Income from continuing operations before taxes	$4,172	$4,032	$4,007	3%	1%
Income taxes	948	945	2,178	—	(57)
Income from continuing operations	$3,224	$3,087	$1,829	4%	69%
Noncontrolling interests	—	—	(1)	—	100
Net income	$3,224	$3,087	$1,830	4%	69%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$232	$227	$232	2%	(2)%
Return on average assets	1.39%	1.36%	0.79%
Efficiency ratio	50	52	50
Average deposits	$152.8	$148.0	$151.0	3	(2)
Net credit losses as a percentage of average loans	2.97%	2.78%	2.67%
Revenue by business
Retail banking	$4,529	$4,600	$4,565	(2)%	1%
Citi-branded cards	9,165	8,628	8,578	6	1
Citi retail services	6,704	6,601	6,427	2	3
Total	$20,398	$19,829	$19,570	3%	1%
Income from continuing operations by business
Retail banking	$196	$312	$251	(37)%	24%
Citi-branded cards	1,742	1,581	1,009	10	57
Citi retail services	1,286	1,194	569	8	NM
Total	$3,224	$3,087	$1,829	4%	69%

(1)	2018 includes an approximate $150 million gain on the Hilton portfolio sale.
NM Not meaningful

2019 vs. 2018
Net income increased 4%, as higher revenues and lower expenses were partially offset by higher cost of credit.
Revenues increased 3%. Excluding the impact of the $150 million gain on the Hilton portfolio sale in the prior year, revenues increased 4%, reflecting higher revenues in Citi-branded cards and Citi retail services, partially offset by lower retail banking revenues.
Retail banking revenues decreased 2%, as the benefit of stronger deposit volumes was more than offset by lower deposit spreads. Average deposits increased 3%. Assets under management increased 20%, including the benefit of market movements. Citi expects that retail banking revenues will likely be impacted by the lower interest rate environment in the near term.
Cards revenues increased 4% (5% excluding the Hilton gain). In Citi-branded cards, revenues increased 6% (8% excluding the Hilton gain), primarily driven by volume growth and spread expansion. Average loans increased 3% and purchase sales increased 7%.
Citi retail services revenues increased 2%, primarily driven by organic loan growth and the full-year benefit of the L.L.Bean portfolio acquisition. Average loans increased 3% and purchase sales increased 2%.
Expenses decreased 1%, as efficiency savings more than offset ongoing investments and higher volume-related expenses.
Provisions increased 9%, primarily driven by higher net credit losses. Net credit losses increased 10%, driven by higher net credit losses in Citi-branded cards (up 10% to $2.9 billion) and Citi retail services (up 9% to $2.6 billion). The increase in net credit losses reflected volume growth and seasoning in both cards portfolios. The net loan loss reserve build increased 2%, reflecting volume growth and seasoning in both cards portfolios.
For additional information on North America GCB’s retail banking and its Citi-branded cards and Citi retail services portfolios, see “Credit Risk—Consumer Credit” below.
For information on the impact of Citi’s January 1, 2020 adoption of the new accounting standard on credit losses (CECL), see “Risk Factors—Operational Risks” below and Note 1 to the Consolidated Financial Statements.
As previously disclosed, Sears has continued to close stores since it exited bankruptcy. Although Citi retail services will continue to be impacted from reduced new account acquisitions and lower purchase sales, Citi does not currently expect an immediate or ongoing material impact on its consolidated results. For additional information on the potential impact from a deterioration in or failure to maintain Citi’s co-branding and private label credit card relationships, see “Risk Factors—Strategic Risks” below.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking and Citi-branded card products to retail and small business customers in Mexico through Citibanamex, one of Mexico’s largest banks.
At December 31, 2019, Latin America GCB had 1,419 retail branches in Mexico, with approximately $11.7 billion in retail banking loans and $23.8 billion in deposits. In addition, the business had approximately $6.0 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted	2019	2018	2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Net interest revenue	$3,639	$3,681	$3,491	(1)%	5%
Non-interest revenue(1)	1,599	1,628	1,303	(2)	25
Total revenues, net of interest expense	$5,238	$5,309	$4,794	(1)%	11%
Total operating expenses	$2,883	$2,900	$2,721	(1)%	7%
Net credit losses	$1,109	$1,131	$1,083	(2)%	4%
Credit reserve build	(38)	84	113	NM	(26)
Provision for unfunded lending commitments	—	—	—	—	—
Provision for benefits and claims	54	81	83	(33)	(2)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$1,125	$1,296	$1,279	(13)%	1%
Income from continuing operations before taxes	$1,230	$1,113	$794	11%	40%
Income taxes	329	311	278	6	12
Income from continuing operations	$901	$802	$516	12%	55%
Noncontrolling interests	—	—	5	—	(100)
Net income	$901	$802	$511	12%	57%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$35	$33	$35	6%	(6)%
Return on average assets	2.57%	2.43%	1.46%
Efficiency ratio	55	55	57
Average deposits	$22.8	$22.7	$21.8	—	4
Net credit losses as a percentage of average loans	6.45%	6.50%	6.08%
Revenue by business
Retail banking	$3,585	$3,744	$3,324	(4)%	13%
Citi-branded cards	1,653	1,565	1,470	6	6
Total	$5,238	$5,309	$4,794	(1)%	11%
Income from continuing operations by business
Retail banking	$600	$596	$332	1%	80%
Citi-branded cards	301	206	184	46	12
Total	$901	$802	$516	12%	55%
FX translation impact
Total revenues—as reported(1)	$5,238	$5,309	$4,794	(1)%	11%
Impact of FX translation(2)	—	(23)	(117)
Total revenues—ex-FX(3)	$5,238	$5,286	$4,677	(1)%	13%
Total operating expenses—as reported	$2,883	$2,900	$2,721	(1)%	7%
Impact of FX translation(2)	—	(13)	(59)
Total operating expenses—ex-FX(3)	$2,883	$2,887	$2,662	—%	8%
Provisions for LLR & PBC—as reported	$1,125	$1,296	$1,279	(13)%	1%
Impact of FX translation(2)	—	(6)	(32)
Provisions for LLR & PBC—ex-FX(3)	$1,125	$1,290	$1,247	(13)%	3%
Net income—as reported	$901	$802	$511	12%	57%
Impact of FX translation(2)	—	(3)	(19)
Net income—ex-FX(3)	$901	$799	$492	13%	62%

(1)	2018 includes an approximate $250 million gain on the sale of an asset management business. See Note 2 to the Consolidated Financial Statements.

(2)	Reflects the impact of FX translation into U.S. dollars at the 2019 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2019 vs. 2018
Net income increased 13%, primarily reflecting lower cost of credit, partially offset by lower revenues.
Revenues decreased 1%, including a gain on sale (approximately $250 million) of an asset management business in the prior year. Excluding the gain on sale, revenues increased 4%, reflecting higher revenues in both retail banking and cards.
Retail banking revenues decreased 4%. Excluding the gain on sale, retail banking revenues increased 3%, as improved deposit spreads were partially offset by lower average loans (down 3%), reflecting the ongoing slowdown in overall economic growth and industry volumes in Mexico. Assets under management increased 13%, including the benefit of market movements, while average deposits were largely unchanged, as clients transferred money to investments. Cards revenues increased 6%, primarily driven by continued volume growth, reflecting higher purchase sales (up 7%) and average loans (up 3%), as well as higher rates.
Expenses were largely unchanged, as efficiency savings offset ongoing investment spending and volume-driven growth.
Provisions decreased 13%, primarily driven by a modest net loan loss reserve release (compared to a net loan loss reserve build in the prior year) and lower net credit losses, reflecting lower volumes in retail banking.
For additional information on Latin America GCB’s retail banking and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For information on the impact of Citi’s January 1, 2020 adoption of the new accounting standard on credit losses (CECL), see “Risk Factors—Operational Risks” below and Note 1 to the Consolidated Financial Statements.

ASIA GCB
Asia GCB provides traditional retail banking and Citi-branded card products to retail and small business customers. During 2019, Asia GCB’s most significant revenues in Asia were from Hong Kong, Singapore, South Korea, Australia, India, Taiwan, Thailand, Philippines, Indonesia and Malaysia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily Poland, Russia and the United Arab Emirates.
At December 31, 2019, on a combined basis, the businesses had 242 retail branches, approximately $62.8 billion in retail banking loans and $106.7 billion in deposits. In addition, the businesses had approximately $19.9 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted(1)	2019	2018	2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Net interest revenue	$4,697	$4,687	$4,488	—%	4%
Non-interest revenue	2,638	2,514	2,593	5	(3)
Total revenues, net of interest expense	$7,335	$7,201	$7,081	2%	2%
Total operating expenses	$4,591	$4,656	$4,641	(1)%	—%
Net credit losses	$690	$668	$642	3%	4%
Credit reserve build (release)	8	24	(10)	(67)	NM
Provision (release) for unfunded lending commitments	—	—	—	—	—
Provisions for credit losses	$698	$692	$632	1%	9%
Income from continuing operations before taxes	$2,046	$1,853	$1,808	10%	2%
Income taxes	469	433	611	8	(29)
Income from continuing operations	$1,577	$1,420	$1,197	11%	19%
Noncontrolling interests	6	7	5	(14)	40
Net income	$1,571	$1,413	$1,192	11%	19%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$122	$119	$114	3%	4%
Return on average assets	1.29%	1.19%	1.05%
Efficiency ratio	63	65	66
Average deposits	$101.1	$98.0	$94.6	3	4
Net credit losses as a percentage of average loans	0.88%	0.86%	0.85%
Revenue by business
Retail banking	$4,435	$4,283	$4,200	4%	2%
Citi-branded cards	2,900	2,918	2,881	(1)	1
Total	$7,335	$7,201	$7,081	2%	2%
Income from continuing operations by business
Retail banking	$1,046	$943	$737	11%	28%
Citi-branded cards	531	477	460	11	4
Total	$1,577	$1,420	$1,197	11%	19%
FX translation impact
Total revenues—as reported	$7,335	$7,201	$7,081	2%	2%
Impact of FX translation(2)	—	(123)	(153)
Total revenues—ex-FX(3)	$7,335	$7,078	$6,928	4%	2%
Total operating expenses—as reported	$4,591	$4,656	$4,641	(1)%	—%
Impact of FX translation(2)	—	(87)	(95)
Total operating expenses—ex-FX(3)	$4,591	$4,569	$4,546	—%	1%
Provisions for credit losses—as reported	$698	$692	$632	1%	9%
Impact of FX translation(2)	—	(18)	(21)
Provisions for credit losses—ex-FX(3)	$698	$674	$611	4%	10%
Net income—as reported	$1,571	$1,413	$1,192	11%	19%
Impact of FX translation(2)	—	(13)	(23)
Net income—ex-FX(3)	$1,571	$1,400	$1,169	12%	20%

(1)	Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the 2019 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2019 vs. 2018
Net income increased 12%, primarily driven by higher revenues, partially offset by modestly higher cost of credit.
Revenues increased 4%, primarily driven by growth in retail banking.
Retail banking revenues increased 5%, primarily driven by higher investment revenues due to improved market sentiment and higher deposit revenues. Investment sales increased 8%, assets under management grew 17%, including the benefit of market movements, average deposits increased 6% and average loans increased 5%. Retail lending revenues declined 1%, as continued growth in personal loans was more than offset by lower mortgage revenues due to spread compression.
Cards revenues increased 1%, including a modest episodic gain in the current year, as continued growth in average loans (up 3%) and purchase sales (up 6%) was largely offset by spread compression.
Expenses were largely unchanged, as efficiency savings were offset by ongoing investment spending and volume-driven growth.
Provisions increased 4%, as higher net credit losses reflecting volume growth and seasoning were partially offset by a lower net loan loss reserve build in the current year. Overall credit quality remained stable in the region.
For additional information on Asia GCB’s retail banking portfolios and its Citi-branded cards portfolio, see “Credit Risk—Consumer Credit” below.
For information on the impact of Citi’s January 1, 2020 adoption of the new accounting standard on credit losses (CECL), see “Risk Factors—Operational Risks” below and Note 1 to the Consolidated Financial Statements.

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
In addition, as a market maker, ICG facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions. Mark-to-market gains and losses on certain credit derivatives (used to hedge the corporate loan portfolio) are also recorded in Principal transactions, (for additional information on Principal transactions revenue, see Note 6 to the Consolidated Financial Statements). Other primarily includes realized gains and losses on available-for-sale (AFS) debt securities, gains and losses on equity securities not held in trading accounts and other non-recurring gains and losses. Interest income earned on assets held, less interest paid on long- and short-term debt and to customers on deposits, is recorded as Net interest revenue.
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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 98 countries and jurisdictions. At December 31, 2019, ICG had approximately $1.4 trillion in assets and $768 billion in deposits, while two of its businesses—securities services and issuer services—managed approximately $20.3 trillion and $17.5 trillion in assets under custody as of December 31, 2019 and 2018, respectively.

In millions of dollars, except as otherwise noted	2019	2018	2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Commissions and fees	$4,462	$4,651	$4,456	(4)%	4%
Administration and other fiduciary fees	2,756	2,806	2,721	(2)	3
Investment banking	4,440	4,358	4,666	2	(7)
Principal transactions	8,562	8,742	7,527	(2)	16
Other(1)	1,829	941	1,711	94	(45)
Total non-interest revenue	$22,049	$21,498	$21,081	3%	2%
Net interest revenue (including dividends)	17,252	16,827	16,741	3	1
Total revenues, net of interest expense	$39,301	$38,325	$37,822	3%	1%
Total operating expenses	$22,224	$21,780	$21,187	2%	3%
Net credit losses	$394	$208	$465	89%	(55)%
Credit reserve build (release)	71	(109)	(285)	NM	62
Provision (release) for unfunded lending commitments	98	116	(161)	(16)	NM
Provisions for credit losses	$563	$215	$19	NM	NM
Income from continuing operations before taxes	$16,514	$16,330	$16,616	1%	(2)%
Income taxes	3,570	3,756	7,241	(5)	(48)
Income from continuing operations	$12,944	$12,574	$9,375	3%	34%
Noncontrolling interests	40	17	57	NM	(70)
Net income	$12,904	$12,557	$9,318	3%	35%
EOP assets (in billions of dollars)	$1,447	$1,438	$1,375	1%	5%
Average assets (in billions of dollars)	1,493	1,449	1,395	3	4
Return on average assets	0.86%	0.87%	0.67%
Efficiency ratio	57	57	56
Revenues by region
North America	$13,459	$13,522	$14,578	—%	(7)%
EMEA	12,006	11,770	10,878	2	8
Latin America	5,166	4,954	4,814	4	3
Asia	8,670	8,079	7,552	7	7
Total	$39,301	$38,325	$37,822	3%	1%
Income from continuing operations by region
North America	$3,511	$3,675	$2,494	(4)%	47%
EMEA	3,867	3,889	2,828	(1)	38
Latin America	2,111	2,013	1,637	5	23
Asia	3,455	2,997	2,416	15	24
Total	$12,944	$12,574	$9,375	3%	34%
Average loans by region (in billions of dollars)
North America	$188	$174	$159	8%	9%
EMEA	87	81	69	7	17
Latin America	40	42	42	(5)	—
Asia	73	77	72	(5)	7
Total	$388	$374	$342	4%	9%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$536	$509	$469	5%	9%
All other ICG businesses	232	218	208	6	5
Total	$768	$727	$677	6%	7%

(1)	2019 includes an approximate $350 million gain on Citi's investment in Tradeweb in the second quarter. 2017 includes the approximate $580 million gain on the sale of a fixed income analytics business.
NM Not meaningful

ICG Revenue Details

In millions of dollars	2019	2018	2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Investment banking revenue details
Advisory	$1,259	$1,301	$1,123	(3)%	16%
Equity underwriting	973	991	1,121	(2)	(12)
Debt underwriting	2,984	2,719	3,126	10	(13)
Total investment banking	$5,216	$5,011	$5,370	4%	(7)%
Treasury and trade solutions	10,293	9,914	9,279	4	7
Corporate lending—excluding gains (losses) on loan hedges(1)	2,921	2,913	2,623	—	11
Private bank	3,458	3,398	3,108	2	9
Total Banking revenues (ex-gains (losses) on loan hedges)	$21,888	$21,236	$20,380	3%	4%
Corporate lending—gains (losses) on loan hedges(1)	$(432)	$45	$(133)	NM	NM
Total Banking revenues (including gains (losses) on loan hedges), net of interest expense	$21,456	$21,281	$20,247	1%	5%
Fixed income markets(2)	$12,884	$11,661	$12,369	10%	(6)%
Equity markets	2,908	3,427	2,879	(15)	19
Securities services	2,631	2,631	2,366	—	11
Other(3)	(578)	(675)	(39)	14	NM
Total Markets and securities services revenues, net of interest expense	$17,845	$17,044	$17,575	5%	(3)%
Total revenues, net of interest expense	$39,301	$38,325	$37,822	3%	1%
Commissions and fees	$782	$705	$628	11%	12%
Principal transactions(4)	7,661	7,134	7,001	7	2
Other(2)	1,117	380	619	NM	(39)
Total non-interest revenue	$9,560	$8,219	$8,248	16%	—%
Net interest revenue	3,324	3,442	4,121	(3)	(16)
Total fixed income markets(5)	$12,884	$11,661	$12,369	10%	(6)%
Rates and currencies	$9,225	$8,486	$8,901	9%	(5)%
Spread products/other fixed income	3,659	3,175	3,468	15	(8)
Total fixed income markets	$12,884	$11,661	$12,369	10%	(6)%
Commissions and fees	$1,121	$1,267	$1,282	(12)%	(1)%
Principal transactions(4)	775	1,240	494	(38)	NM
Other	172	110	(21)	56	NM
Total non-interest revenue	$2,068	$2,617	$1,755	(21)%	49%
Net interest revenue	840	810	1,124	4	(28)
Total equity markets(5)	$2,908	$3,427	$2,879	(15)%	19%

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

(2)	2019 includes an approximate $350 million gain on Citi's investment in Tradeweb in the second quarter.

(3)	2017 includes the approximate $580 million gain on the sale of a fixed income analytics business.

(4)	Excludes principal transactions revenues of ICG businesses other than Markets, primarily treasury and trade solutions and the private bank.

(5)
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

2019 vs. 2018
Net income increased 3%, driven primarily by higher revenues and a lower effective tax rate, partially offset by higher expenses and higher cost of credit.
Revenues increased 3%, reflecting higher Banking revenues (increase of 1% including the gains (losses) on loan hedges) and higher Markets and securities services revenues (increase of 5%). Excluding the impact of the gains (losses) on loan hedges, Banking revenues were up 3%, driven by higher revenues in treasury and trade solutions, investment banking and the private bank, as corporate lending was largely unchanged. Markets and securities services revenues were up 5%, including a gain in the second quarter of 2019 from Citi’s investment in Tradeweb, as higher revenues in fixed income markets were partially offset by lower equity markets revenues.
Citi expects that ICG’s revenues will likely be impacted by the lower interest rate environment in the near term.

Within Banking:

•
Investment banking revenues increased 4%, reflecting gains in wallet share despite a decline in the overall market wallet. Debt underwriting increased 10%, reflecting gains in wallet share, primarily in investment grade underwriting, across North America, EMEA and Asia. Equity underwriting revenues decreased 2%, reflecting a decline in market wallet, particularly in Asia and EMEA, partially offset by gains in wallet share. Advisory revenues decreased 3%, largely due to a comparison to a strong prior year as well as a decline in market wallet, partially offset by gains in wallet share.

•
Treasury and trade solutions revenues increased 4%. Excluding the impact of FX translation, revenues increased 6%, reflecting strength in all regions, driven by growth across both net interest and fee income. Revenues increased in the cash business, primarily driven by strong client engagement and solid growth in deposit and transaction volumes, partially offset by spread compression in the second half of 2019 due to the impact of lower interest rates. Revenue growth in the trade business was driven by improved spreads, due to growth in structured loans as well as the ability to continue to utilize distribution capabilities to optimize the balance sheet and drive returns, while supporting clients. Average deposits increased 10%, reflecting growth across regions. Average trade loans declined 3%, driven by North America, EMEA and Asia (for additional information, see “Liquidity Risk—Loans” below).

•
Corporate lending revenues decreased 16%. Excluding the impact of gains (losses) on loan hedges, revenues were largely unchanged versus the prior year, as growth in the commercial loan portfolio was offset by lower volumes in the rest of the portfolio.

•
Private bank revenues increased 2%, driven primarily by North America and Asia, partially offset by Latin America. The increase in revenues reflected strong client activity, driving higher lending and deposit volumes, as well as higher capital markets revenues, partially offset by lower deposit spreads.

Within Markets and securities services:

•
Fixed income markets revenues increased 10%, including the Tradeweb gain, reflecting higher revenues across all regions. Non-interest revenues increased due to higher corporate and investor client activity as well as improved market activity, particularly in rates and spread products. The increase in non-interest revenues was partially offset by a decline in net interest revenues, reflecting a change in the mix of trading positions in support of client activity as well as higher funding costs, given the higher interest rate environment in the first half of the year.

Rates and currencies revenues increased 9%, primarily driven by higher G10 rates and currencies revenues in North America, Asia and EMEA, reflecting a more favorable operating environment in the second half of 2019, with higher corporate and investor client activity. Local markets rates and currencies revenues increased modestly despite declining currency volatility.
Spread products and other fixed income revenues increased 15%, including the Tradeweb gain, reflecting higher revenues in both North America and EMEA. The increase in revenues was driven by higher client activity as well as an improved trading environment, particularly in flow trading and financing products. This increase in revenues was partially offset by lower structured products revenues, reflecting a challenging trading environment.

•
Equity markets revenues decreased 15%, driven by lower revenues across cash equities, equity derivatives and prime finance, particularly in North America and Asia. Cash equities revenues decreased largely due to lower client volumes. Despite strong corporate and investor client activity, equity derivatives revenues decreased due to the impact of a less favorable trading environment, given lower market volatility, as well as a comparison to a strong prior year. The decline in prime finance revenues was primarily driven by lower client activity and lower financing balances. Non-interest revenues decreased, primarily driven by lower principal transaction and commissions and fee revenues, due to lower client activity and a less favorable trading environment, as well as a change in the mix of trading positions in support of client activity.

•
Securities services revenues were largely unchanged versus the prior year. Excluding the impact of FX translation, revenues increased 4%, reflecting higher revenues in Asia and Latin America. The increase in revenues was driven by higher net interest revenue due to higher deposit volumes and higher interest rates, particularly in emerging markets, as well as higher client activity.

Expenses increased 2%, as higher compensation, volume-related expenses and continued investments were partially offset by efficiency savings and a benefit from FX translation.
Provisions increased $348 million, driven by an increase in net credit losses of $186 million, and an increase in the net loan loss reserve build of $162 million. Both the increase in net credit losses and the higher loan loss reserve build largely reflected a normalization of credit trends.
For information on the impact of Citi’s January 1, 2020 adoption of the new accounting standard on credit losses (CECL), see “Risk Factors—Operational Risks” below and Note 1 to the Consolidated Financial Statements.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At December 31, 2019, Corporate/Other had $97 billion in assets.

In millions of dollars	2019	2018	2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Net interest revenue	$1,890	$2,361	$2,043	(20)%	16%
Non-interest revenue	124	(171)	1,134	NM	NM
Total revenues, net of interest expense	$2,014	$2,190	$3,177	(8)%	(31)%
Total operating expenses	$2,150	$2,275	$3,816	(5)%	(40)%
Net credit losses	$(8)	$21	$149	NM	(86)%
Credit reserve build (release)	(60)	(218)	(317)	72%	31
Provision (release) for unfunded lending commitments	(7)	(3)	—	NM	—
Provision for benefits and claims	—	(2)	(7)	100	71
Provisions (benefits) for credit losses and for benefits and claims	$(75)	$(202)	$(175)	63%	(15)%
Income (loss) from continuing operations before taxes	$(61)	$117	$(464)	NM	NM
Income taxes (benefits)	(886)	(88)	19,080	NM	(100)%
Income (loss) from continuing operations	$825	$205	$(19,544)	NM	NM
Income (loss) from discontinued operations, net of taxes	(4)	(8)	(111)	50%	93%
Net income (loss) before attribution of noncontrolling interests	$821	$197	$(19,655)	NM	NM
Noncontrolling interests	20	11	(6)	82%	NM
Net income (loss)	$801	$186	$(19,649)	NM	NM
NM Not meaningful

2019 vs. 2018
Net income was $801 million, compared to net income of $186 million in the prior year. Net income was largely driven by an income tax benefit of $886 million, compared to an income tax benefit of $88 million in the prior year. The increase in the income tax benefit primarily reflected the reduction in the valuation allowance related to Citi’s deferred tax assets and a pretax loss in the current year (see “Significant Accounting Policies and Significant Estimates—Income Taxes” below). The pretax loss was largely driven by lower revenues from legacy assets, partially offset by higher gains on investments. The pretax loss also reflected higher cost of credit, partially offset by lower expenses.
Revenues decreased 8%, driven by the continued wind-down of legacy assets, partially offset by gains on investments.
Expenses decreased 5%, as the continued wind-down of legacy assets was partially offset by higher infrastructure costs.
Provisions increased $127 million to a net benefit of $75 million, primarily due to a lower net loan loss reserve release, partially offset by lower net credit losses.
Citi expects that Corporate/Other results will likely be impacted by ongoing investments in infrastructure and controls as well as lower interest rates and lower investment gains during 2020.

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

Types of Off-Balance Sheet Arrangements Disclosures in this Form 10-K

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 21 to the Consolidated Financial Statements.
Letters of credit, and lending and other commitments	See Note 26 to the Consolidated Financial Statements.
Guarantees	See Note 26 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

The following table includes information on Citigroup’s contractual obligations, as specified and aggregated pursuant to SEC requirements:

	Contractual obligations by year
In millions of dollars	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt obligations—principal(1)	$37,257	$38,083	$27,090	$20,128	$16,023	$110,179	$248,760
Long-term debt obligations—interest payments(2)	7,548	6,313	5,244	4,470	3,877	34,220	61,672
Operating lease obligations(3)	801	695	572	425	314	935	3,742
Purchase obligations(4)	584	538	532	316	324	752	3,046
Other liabilities(5)	34,561	474	218	127	114	1,622	37,116
Total	$80,751	$46,103	$33,656	$25,466	$20,652	$147,708	$354,336

(1)	For additional information about long-term debt obligations, see “Liquidity Risk—Long-Term Debt” below and Note 17 to the Consolidated Financial Statements.

(2)
Contractual obligations related to interest payments on long-term debt for 2020–2024 are calculated by applying the December 31, 2019 weighted-average interest rate (3.28%) on average outstanding long-term debt to the average remaining contractual obligations on long-term debt for each of those years. The “Thereafter” interest payments on long-term debt for the remaining years to maturity (2025–2098) are calculated by applying current interest rates on the remaining contractual obligations on long-term debt for each of those years.

(3)	For additional information about operating leases, see Note 26 to the Consolidated Financial Statements.

(4)
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

(5)
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
During 2019, Citi returned a total of $22.3 billion of capital to common shareholders in the form of share repurchases (approximately 264 million common shares) and dividends.

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

Risk-Based Capital Ratios
The U.S. Basel III rules set forth the composition of regulatory capital (including the application of regulatory capital adjustments and deductions), as well as two comprehensive methodologies (a Standardized Approach and Advanced Approaches) for measuring total risk-weighted assets. Total risk-weighted assets under the Advanced Approaches, which are primarily models based, include credit, market and operational risk-weighted assets. The Standardized Approach generally applies prescribed supervisory risk weights to broad categories of credit risk exposures. As a result, credit risk-weighted assets calculated under the Advanced Approaches are more risk sensitive than those calculated under the Standardized Approach. Market risk-weighted assets are currently calculated on a generally consistent basis under both approaches. The Standardized Approach excludes operational risk-weighted assets.
The U.S. Basel III rules establish stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios for substantially all U.S. banking organizations, including Citi and Citibank, N.A. (Citibank). Moreover, these rules provide for both a fixed 2.5% Capital Conservation Buffer and, for Advanced Approaches banking organizations, such as Citi and Citibank, a discretionary Countercyclical Capital Buffer. These capital buffers would be available to absorb losses in advance of any potential impairment of regulatory capital below the stated minimum risk-based capital ratio requirements. Any breach of the buffers to absorb losses during periods of financial or economic stress would result in restrictions on earnings distributions (e.g., dividends, equity repurchases and discretionary executive bonuses), with the degree of such restrictions based upon the extent to which the buffers are breached. The Federal Reserve Board last voted to affirm the Countercyclical Capital Buffer amount at the current level of 0% in March 2019.
Further, the U.S. Basel III rules implement the “capital floor provision” of the so-called “Collins Amendment” of the Dodd-Frank Act, which requires Advanced Approaches banking organizations to calculate each of the three risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital) under both the U.S. Basel III Standardized Approach and the Advanced Approaches and comply with the lower of each of the resulting risk-based capital ratios.

GSIB Surcharge
The Federal Reserve Board imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi. The GSIB surcharge augments the Capital Conservation Buffer and, if invoked, any Countercyclical Capital Buffer.
Under the Federal Reserve Board’s rule, identification of a GSIB is based on the Basel Committee on Banking Supervision’s (Basel Committee) GSIB methodology, which primarily looks to five equally weighted broad categories of systemic importance: (i) size, (ii) interconnectedness, (iii) cross-jurisdictional activity, (iv) substitutability and (v) complexity. With the exception of size, each of the categories is composed of multiple indicators of equal weight, amounting to 12 indicators in total.
A U.S. bank holding company that is designated a GSIB is required, on an annual basis, to calculate a surcharge using two methods and is subject to the higher of the resulting two surcharges. The first method (“method 1”) is based on the Basel Committee’s GSIB methodology described above. Under the second method (“method 2”), the substitutability category is replaced with a quantitative measure intended to assess a GSIB’s reliance on short-term wholesale funding. In addition, method 1 incorporates relative measures of systemic importance across certain global banking organizations and a year-end spot foreign exchange rate, whereas method 2 uses fixed measures of systemic importance and application of an average foreign exchange rate over a three-year period. The GSIB surcharges calculated under both method 1 and method 2 are based on measures of systemic importance from the year immediately preceding that in which the GSIB surcharge calculations are being performed (e.g., the method 1 and method 2 GSIB surcharges to be calculated by December 31, 2020 will be based on 2019 systemic indicator data). Generally, Citi’s surcharge determined under method 2 will result in a higher surcharge than its surcharge determined under method 1.
Should a GSIB’s systemic importance change year-over-year such that it becomes subject to a higher surcharge, the higher surcharge would not become effective for a full year (e.g., a higher surcharge calculated by December 31, 2020 would not become effective until January 1, 2022). However, if a GSIB’s systemic importance changes such that the GSIB would be subject to a lower surcharge, the GSIB would be subject to the lower surcharge beginning with the next calendar year (e.g., a lower surcharge calculated by December 31, 2020 would become effective January 1, 2021).

The following table sets forth Citi’s GSIB surcharge as determined under method 1 and method 2 for 2019 and 2018:

	2019	2018
Method 1	2.0%	2.0%
Method 2	3.0	3.0

Citi’s GSIB surcharge effective for both 2019 and 2018 was 3.0%, as derived under the higher method 2 result. Citi’s GSIB surcharge effective for 2020 will remain unchanged at 3.0%, as derived under the higher method 2 result. Citi expects that its method 2 GSIB surcharge will continue to remain higher than its method 1 GSIB surcharge. Citi’s GSIB surcharge effective for 2021 will not exceed 3.0%, and Citi’s GSIB surcharge effective for 2022 is not expected to exceed 3.0%.

Transition Provisions
Generally, the U.S. Basel III rules contain several differing, largely multi-year transition provisions, with various “phase-ins” and “phase-outs.” With the exception of the non-grandfathered trust preferred securities, which do not fully phase-out of Tier 2 Capital until January 1, 2022, all other transition provisions have occurred and were entirely reflected in Citi’s regulatory capital ratios beginning January 1, 2018. Moreover, the GSIB surcharge, Capital Conservation Buffer and any Countercyclical Capital Buffer (currently 0%) commenced phase-in on January 1, 2016, and became fully effective on January 1, 2019.

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
Further, U.S. GSIBs, including Citi, are subject to enhanced Supplementary Leverage ratio standards. The enhanced Supplementary Leverage ratio standards establish a 2.0% leverage buffer in addition to the stated 3.0% minimum Supplementary Leverage ratio requirement, for a total effective minimum Supplementary Leverage ratio requirement of 5.0%. If a U.S. GSIB fails to exceed the 5.0% effective minimum Supplementary Leverage ratio requirement, it will be subject to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.

Prompt Corrective Action Framework
In general, the Prompt Corrective Action (PCA) regulations direct the U.S. banking agencies to enforce increasingly strict limitations on the activities of insured depository institutions that fail to meet certain regulatory capital thresholds. The PCA framework contains five categories of capital adequacy as measured by risk-based capital and leverage ratios: (i) “well capitalized,” (ii) “adequately capitalized,” (iii) “undercapitalized,” (iv) “significantly undercapitalized” and (v) “critically undercapitalized.”
Accordingly, an insured depository institution, such as Citibank, must maintain minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized.” In addition, insured depository institution subsidiaries of U.S. GSIBs, including Citibank, must maintain a minimum Supplementary Leverage ratio of 6.0% to be considered “well capitalized.” Citibank was “well capitalized” as of December 31, 2019.

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
For the largest and most complex firms, such as Citi, CCAR includes both a quantitative evaluation of a firm’s capital adequacy under stress and a qualitative evaluation of its abilities to determine its capital needs on a forward-looking basis. As part of the CCAR process, the Federal Reserve Board evaluates Citi’s capital adequacy, capital adequacy process and its planned capital distributions, such as dividend payments and common stock repurchases. The Federal Reserve Board assesses whether Citi has sufficient capital to continue operations throughout times of economic and financial market stress and whether Citi has robust, forward-looking capital planning processes that account for its unique risks. The Federal Reserve Board may object to Citi’s annual capital plan based on quantitative grounds. If the Federal Reserve Board objects to Citi’s annual capital plan, Citi may not undertake any capital distribution unless the Federal Reserve Board indicates in writing that it does not object to the distribution.
Based on recent changes to the Federal Reserve Board’s Capital Plan Rule, the qualitative objection to a firm’s capital plan will no longer apply. However, all CCAR firms, including Citi, will continue to be subject to a rigorous evaluation of their capital planning process. Firms with weak practices may be subject to a deficient supervisory rating, and potentially an enforcement action, for failing to meet supervisory expectations. For additional information regarding CCAR, see “Risk Factors—Strategic Risks” below.
DFAST is a forward-looking quantitative evaluation of the impact of stressful economic and financial market conditions on Citi’s regulatory capital. This program serves to inform the Federal Reserve Board and the general public as to how Citi’s regulatory capital ratios might change using a hypothetical set of adverse economic conditions as designed by the Federal Reserve Board. In addition to the annual supervisory stress test conducted by the Federal Reserve Board, Citi is required to conduct annual company-run stress tests under the same adverse economic conditions designed by the Federal Reserve Board.
Both CCAR and DFAST include an estimate of projected revenues, losses, reserves, pro forma regulatory capital ratios, and any other additional capital measures deemed relevant by Citi. Projections are required over a nine-quarter planning horizon under two supervisory scenarios (baseline and severely adverse conditions). All risk-based capital ratios reflect application of the Standardized Approach framework under the U.S. Basel III rules. Moreover, the Federal Reserve Board has deferred the use of the Advanced Approaches framework indefinitely.
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

Citigroup’s Capital Resources
Citi is required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6.0% and 8.0%, respectively. Citi’s effective minimum capital requirements are presented in the table below.
Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6.0%, a Total Capital ratio of at least 10.0% and not be subject to a Federal Reserve Board directive to maintain higher capital levels.

The following tables set forth Citi’s capital components and ratios as of December 31, 2019, September 30, 2019 and December 31, 2018:

	Effective Minimum Requirement(1)		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	2019	2018	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
Common Equity Tier 1 Capital			$137,798	$138,581	$139,252	$137,798	$138,581	$139,252
Tier 1 Capital			155,805	158,033	158,122	155,805	158,033	158,122
Total Capital (Tier 1 Capital + Tier 2 Capital)			181,337	183,996	183,144	193,682	196,354	195,440
Total Risk-Weighted Assets			1,135,553	1,145,091	1,131,933	1,166,523	1,197,050	1,174,448
Credit Risk			$771,508	$776,367	$758,887	$1,107,775	$1,134,584	$1,109,007
Market Risk			57,317	61,125	63,987	58,748	62,466	65,441
Operational Risk			306,728	307,599	309,059	—	—	—
Common Equity Tier 1 Capital ratio(2)	10.0%	8.625%	12.13%	12.10%	12.30%	11.81%	11.58%	11.86%
Tier 1 Capital ratio(2)	11.5	10.125	13.72	13.80	13.97	13.36	13.20	13.46
Total Capital ratio(2)	13.5	12.125	15.97	16.07	16.18	16.60	16.40	16.64

In millions of dollars, except ratios	Effective Minimum Requirement	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
Quarterly Adjusted Average Total Assets(3)		$1,957,039	$1,960,675	$1,896,959
Total Leverage Exposure(4)		2,507,891	2,520,352	2,465,641
Tier 1 Leverage ratio	4.0%	7.96%	8.06%	8.34%
Supplementary Leverage ratio	5.0	6.21	6.27	6.41

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

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.8% under the Basel III Standardized Approach at December 31, 2019, compared to 11.6% at September 30, 2019 and 11.9% at December 31, 2018. The quarter-over-quarter increase was primarily due to net income of $5.0 billion, a reduction in credit risk-weighted assets and beneficial net movements in

Accumulated other comprehensive income (AOCI), partially offset by the return of $6.2 billion of capital to common shareholders. The decline year-over-year was primarily due to the return of $22.3 billion of capital to common shareholders, partially offset by net income of $19.4 billion in 2019, beneficial net movements in AOCI and a reduction in risk-weighted assets.

Components of Citigroup Capital

In millions of dollars	December 31, 2019	December 31, 2018
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$175,414	$177,928
Add: Qualifying noncontrolling interests	154	147
Regulatory capital adjustments and deductions:
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax(2)	123	(728)
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)	(679)	580
Less: Intangible assets:
Goodwill, net of related DTLs(4)	21,066	21,778
Identifiable intangible assets other than MSRs, net of related DTLs	4,087	4,402
Less: Defined benefit pension plan net assets	803	806
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(5)	12,370	11,985
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$137,798	$139,252
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$17,828	$18,292
Qualifying trust preferred securities(6)	1,389	1,384
Qualifying noncontrolling interests	42	55
Regulatory capital deductions:
Less: Permitted ownership interests in covered funds(7)	1,216	806
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	36	55
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$18,007	$18,870
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$155,805	$158,122
Tier 2 Capital
Qualifying subordinated debt	$23,673	$23,324
Qualifying trust preferred securities(9)	326	321
Qualifying noncontrolling interests	46	47
Eligible allowance for credit losses(10)	13,868	13,681
Regulatory capital deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	36	55
Total Tier 2 Capital (Standardized Approach)	$37,877	$37,318
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$193,682	$195,440
Adjustment for excess of eligible credit reserves over expected credit losses(10)	$(12,345)	$(12,296)
Total Tier 2 Capital (Advanced Approaches)	$25,532	$25,022
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$181,337	$183,144

(1)
Issuance costs of $152 million and $168 million related to noncumulative perpetual preferred stock outstanding at December 31, 2019 and 2018, respectively, are excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(5)
Of Citi’s $23.1 billion of net DTAs at December 31, 2019, $12.4 billion was includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $10.7 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of December 31, 2019 was $12.4 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards, which was reduced by $1.7 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. Citi’s DTAs arising from temporary differences are less than the 10% limitation under the U.S. Basel III rules and therefore not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk-weighting at 250%.

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

(10)
Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $1.5 billion and $1.4 billion at December 31, 2019 and 2018, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended December 31, 2019	Twelve Months Ended December 31, 2019
Common Equity Tier 1 Capital, beginning of period	$138,581	$139,252
Net income	4,979	19,401
Common and preferred stock dividends declared	(1,401)	(5,512)
Net increase in treasury stock	(5,119)	(17,290)
Net change in common stock and additional paid-in capital	92	(98)
Net change in foreign currency translation adjustment net of hedges, net of tax	972	(321)
Net change in unrealized gains (losses) on debt securities AFS, net of tax	(160)	1,985
Net change in defined benefit plans liability adjustment, net of tax	15	(552)
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	82	123
Net change in ASC 815—excluded component of fair value hedges	(27)	25
Net decrease in goodwill, net of related DTLs	432	712
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	45	315
Net decrease in defined benefit pension plan net assets	187	3
Net increase in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	(883)	(385)
Other	3	140
Net decrease in Common Equity Tier 1 Capital	$(783)	$(1,454)
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$137,798	$137,798
Additional Tier 1 Capital, beginning of period	$19,452	$18,870
Net decrease in qualifying perpetual preferred stock	(1,493)	(464)
Net increase in qualifying trust preferred securities	—	5
Net change in permitted ownership interests in covered funds	49	(410)
Other	(1)	6
Net decrease in Additional Tier 1 Capital	$(1,445)	$(863)
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$155,805	$155,805
Tier 2 Capital, beginning of period (Standardized Approach)	$38,321	$37,318
Net change in qualifying subordinated debt	(408)	349
Net change in eligible allowance for credit losses	(46)	187
Other	10	23
Net change in Tier 2 Capital (Standardized Approach)	$(444)	$559
Tier 2 Capital, end of period (Standardized Approach)	$37,877	$37,877
Total Capital, end of period (Standardized Approach)	$193,682	$193,682
Tier 2 Capital, beginning of period (Advanced Approaches)	$25,963	$25,022
Net change in qualifying subordinated debt	(408)	349
Net change in excess of eligible credit reserves over expected credit losses	(33)	138
Other	10	23
Net change in Tier 2 Capital (Advanced Approaches)	$(431)	$510
Tier 2 Capital, end of period (Advanced Approaches)	$25,532	$25,532
Total Capital, end of period (Advanced Approaches)	$181,337	$181,337

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended December 31, 2019	Twelve Months Ended December 31, 2019
Total Risk-Weighted Assets, beginning of period	$1,197,050	$1,174,448
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	2,821	10,376
Repo-style transactions(2)	(19,681)	(7,420)
Securitization exposures	(277)	980
Equity exposures(3)	1,590	5,013
Over-the-counter (OTC) derivatives(4)	(13,283)	(6,669)
Other exposures(5)	4,639	9,290
Off-balance sheet exposures(6)	(2,618)	(12,802)
Net decrease in Credit Risk-Weighted Assets	$(26,809)	$(1,232)
Changes in Market Risk-Weighted Assets
Risk levels(7)	$(4,718)	$(6,847)
Model and methodology updates	1,000	154
Net decrease in Market Risk-Weighted Assets	$(3,718)	$(6,693)
Total Risk-Weighted Assets, end of period	$1,166,523	$1,166,523

(1)
General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three and 12 months ended December 31, 2019, mainly driven by growth in commercial and retail loans and increases in investment securities.

(2)
Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three and 12 months ended December 31, 2019, driven by volume reduction and matured deals.

(3)
Equity exposures increased during the three months ended December 31, 2019, primarily due to increased exposures from existing investments. Equity exposures increased during the 12 months ended December 31, 2019, primarily due to an increase in market value of investments and increased exposures from existing investments.

(4)	OTC derivatives decreased during the three and 12 months ended December 31, 2019, primarily due to decreases in notionals.

(5)
Other exposures include cleared transactions, unsettled transactions and other assets. Other exposures increased during the three months ended December 31, 2019, primarily due to increases in centrally cleared derivatives and various other assets. Other exposures increased during the 12 months ended December 31, 2019, primarily due to the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, as well as increases in centrally cleared derivatives and various other assets.

(6)
Off-balance sheet exposures decreased during the three months ended December 31, 2019, primarily due to a decrease in standby letters of credit. Off-balance sheet exposures decreased during the 12 months ended December 31, 2019, primarily due to decreases in standby letters of credit and loan commitments.

(7)
Risk levels decreased during the three months ended December 31, 2019, primarily due to a decrease in exposure levels subject to Stressed Value at Risk and Incremental Risk charges. Risk levels decreased during the 12 months ended December 31, 2019, primarily due to a decrease in exposure levels subject to Stressed Value at Risk.

As set forth in the table above, total risk-weighted assets under the Basel III Standardized Approach decreased from year-end 2018, due to decreases in market risk-weighted assets and credit risk-weighted assets. Market risk-weighted assets decreased from year-end 2018 primarily due to a net reduction in exposure levels. The decrease in credit risk-weighted assets was primarily due to decreases in standby letters of credit and loan commitments as well as volume reduction and matured deals in repo-style transactions and changes in OTC derivative trade activity, partially offset by increases in loan exposures, the recognition of right-of-use (ROU) assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, and an increase in market value of investments.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended December 31, 2019	Twelve Months Ended December 31, 2019
Total Risk-Weighted Assets, beginning of period	$1,145,091	$1,131,933
Changes in Credit Risk-Weighted Assets
Retail exposures(1)	6,140	4,959
Wholesale exposures(2)	(3,007)	(9,288)
Repo-style transactions(3)	(8,761)	(3,184)
Securitization exposures(4)	153	5,889
Equity exposures(5)	1,764	4,924
Over-the-counter (OTC) derivatives(6)	(2,992)	8,508
Derivatives CVA(7)	(6,651)	(15,034)
Other exposures(8)	8,394	14,282
Supervisory 6% multiplier	101	1,565
Net change in Credit Risk-Weighted Assets	$(4,859)	$12,621
Changes in Market Risk-Weighted Assets
Risk levels(9)	$(4,808)	$(6,824)
Model and methodology updates	1,000	154
Net decrease in Market Risk-Weighted Assets	$(3,808)	$(6,670)
Net decrease in Operational Risk-Weighted Assets(10)	$(871)	$(2,331)
Total Risk-Weighted Assets, end of period	$1,135,553	$1,135,553

(1)
Retail exposures increased during the three months ended December 31, 2019, primarily due to seasonal spending for qualifying revolving (cards) exposures. Retail exposures increased during the 12 months ended December 31, 2019, primarily due to increases in consumer loans, partially offset by decreases due to annual parameter updates.

(2)
Wholesale exposures decreased during the three months ended December 31, 2019, primarily due to decreases in commercial loans partially offset by increases in investment securities. Wholesale exposures decreased during the 12 months ended December 31, 2019, primarily due to annual model parameter updates reflecting Citi’s loss experience, partially offset by increases in commercial loans and investment securities.

(3)
Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three and 12 months ended December 31, 2019, driven by volume reduction and matured deals.

(4)	Securitization exposures increased during the 12 months ended December 31, 2019, due to increased exposures from existing deals.

(5)
Equity exposures increased during the three months ended December 31, 2019, primarily due to increased exposures from existing investments. Equity exposures increased during the 12 months ended December 31, 2019, primarily due to an increase in market value of investments and increased exposures from existing investments.

(6)
OTC derivatives decreased during the three months ended December 31, 2019, primarily due to a reduction in notionals. OTC derivatives increased during the 12 months ended December 31, 2019, primarily due to approved model changes, partially offset by a reduction in notionals.

(7)
Derivatives CVA decreased during the three months ended December 31, 2019, primarily due to exposure decreases and changes in credit spreads. Derivatives CVA decreased during the 12 months ended December 31, 2019, primarily due to approved model changes, exposure decreases and changes in credit spreads.

(8)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the three months ended December 31, 2019, primarily due to increases in centrally cleared derivatives and various other assets. Other exposures increased during the 12 months ended December 31, 2019, primarily due to the recognition of ROU assets in accordance with the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, and increases in centrally cleared derivatives and various other assets.

(9)
Risk levels decreased during the three months ended December 31, 2019, primarily due to a decrease in exposure levels subject to Stressed Value at Risk and Incremental Risk charges. Risk levels decreased during the 12 months ended December 31, 2019, primarily due to a decrease in exposure levels subject to Stressed Value at Risk.

(10)	Operational risk-weighted assets decreased during the 12 months ended December 31, 2019, primarily due to changes in operational loss severity and frequency.

As set forth in the table above, total risk-weighted assets under the Basel III Advanced Approaches increased from year-end 2018 primarily due to an increase in credit risk-weighted assets, partially offset by decreases in market and operational risk-weighted assets. The increase in credit risk-weighted assets was primarily due to recognition of ROU assets in accordance with the adoption of ASU 2016-02, changes in OTC derivatives trade activities and increases in securitization exposures, loan exposures and equity exposures, partially offset by decreases in derivatives CVA and wholesale exposures mainly due to annual model parameter updates. Market risk-weighted assets decreased from year-end 2018, primarily due to a net reduction in exposure levels. The decrease in operational risk-weighted assets was primarily due to changes in operational loss severity and frequency.

Supplementary Leverage Ratio
The following table sets forth Citi’s Supplementary Leverage ratio and related components as of December 31, 2019, September 30, 2019 and December 31, 2018:

In millions of dollars, except ratios	December 31, 2019	September 30, 2019	December 31, 2018
Tier 1 Capital	$155,805	$158,033	$158,122
Total Leverage Exposure
On-balance sheet assets(1)	$1,996,617	$2,000,082	$1,936,791
Certain off-balance sheet exposures:(2)
Potential future exposure on derivative contracts	169,478	176,546	187,130
Effective notional of sold credit derivatives, net(3)	38,481	41,328	49,402
Counterparty credit risk for repo-style transactions(4)	23,715	24,362	23,715
Unconditionally cancelable commitments	70,870	70,648	69,630
Other off-balance sheet exposures	248,308	246,793	238,805
Total of certain off-balance sheet exposures	$550,852	$559,677	$568,682
Less: Tier 1 Capital deductions	39,578	39,407	39,832
Total Leverage Exposure	$2,507,891	$2,520,352	$2,465,641
Supplementary Leverage ratio	6.21%	6.27%	6.41%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(3)
Under the U.S. Basel III rules, banking organizations are required to include in Total Leverage Exposure the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(4)	Repo-style transactions include repurchase or reverse repurchase transactions as well as securities borrowing or securities lending transactions.

As set forth in the table above, Citigroup’s Supplementary Leverage ratio was 6.2% at December 31, 2019, compared to 6.3% at September 30, 2019 and 6.4% at December 31, 2018. The quarter-over-quarter decrease was primarily driven by a reduction in Tier 1 Capital resulting from the return of $6.2 billion of capital to common shareholders and a preferred stock redemption, partially offset by net income and beneficial net movements in AOCI, as well as a decrease in average off-balance sheet exposures. The year-over-year decrease was primarily driven by a reduction in Tier 1 Capital resulting from the return of $22.3 billion of capital to common shareholders, as well as an increase in average on-balance sheet assets, partially offset by net income and beneficial net movements in AOCI, as well as a decrease in average off-balance sheet exposures.

Capital Resources of Citigroup’s Subsidiary U.S.
Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of December 31, 2019, September 30, 2019 and December 31, 2018:

	Effective Minimum Requirement(1)		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	2019	2018	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
Common Equity Tier 1 Capital			$130,791	$130,067	$129,091	$130,791	$130,067	$129,091
Tier 1 Capital			132,918	132,198	131,215	132,918	132,198	131,215
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)			145,989	144,829	144,358	157,324	155,735	155,154
Total Risk-Weighted Assets			932,432	946,433	926,229	1,019,916	1,047,550	1,032,809
Credit Risk			$664,828	$664,014	$654,962	$990,319	$1,005,337	$994,294
Market Risk			29,167	41,867	38,144	29,597	42,213	38,515
Operational Risk			238,437	240,552	233,123	—	—	—
Common Equity Tier 1 Capital ratio(3)(4)	7.0%	6.375%	14.03%	13.74%	13.94%	12.82%	12.42%	12.50%
Tier 1 Capital ratio(3)(4)	8.5	7.875	14.26	13.97	14.17	13.03	12.62	12.70
Total Capital ratio(3)(4)	10.5	9.875	15.66	15.30	15.59	15.43	14.87	15.02

In millions of dollars, except ratios	Effective Minimum Requirement	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
Quarterly Adjusted Average Total Assets(5)		$1,459,851	$1,451,352	$1,398,875
Total Leverage Exposure(6)		1,951,701	1,952,628	1,914,663
Tier 1 Leverage ratio(4)	4.0%	9.10%	9.11%	9.38%
Supplementary Leverage ratio(4)	6.0	6.81	6.77	6.85

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

As indicated in the table above, Citibank’s capital ratios at December 31, 2019 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of December 31, 2019.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of December 31, 2019. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

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

Citigroup Broker-Dealer Subsidiaries
At December 31, 2019, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $10.1 billion, which exceeded the minimum requirement by $6.9 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $21.4 billion at December 31, 2019, which exceeded the PRA's minimum regulatory capital requirements.

In addition, certain of Citi’s other broker-dealer
subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at December 31, 2019.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and LTD amounts and ratios, and each effective minimum TLAC and long-term debt (LTD) ratio requirement, as well as the surplus amount in dollars in excess of each requirement.
As of December 31, 2019, Citi exceeded each of the minimum TLAC and LTD requirements, resulting in a $14 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.

	December 31, 2019
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$289	$127
% of Standardized Approach risk- weighted assets	24.7%	10.9%
Effective minimum requirement(1)(2)	22.5	9.0
Surplus amount	$26	$22
% of Total Leverage Exposure	11.5%	5.1%
Effective minimum requirement	9.5	4.5
Surplus amount	$50	$14

(1)	External TLAC includes method 1 GSIB surcharge of 2.0%.

(2)	LTD includes method 2 GSIB surcharge of 3.0%.

For additional information on Citi’s TLAC-related requirements, see “Liquidity Risk—Long-Term Debt—Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance, Conduct and Legal Risks” below.

Regulatory Capital Treatment—Implementation and Transition of the Current Expected Credit Losses (CECL) Methodology
In February 2019, the U.S. banking agencies issued a final rule that provides banking organizations an optional phase-in over a three-year period of the “Day One” adverse regulatory capital effects resulting from adoption of the CECL methodology.
The rule is in recognition of the issuance by the Financial Accounting Standards Board of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, the CECL methodology, which requires earlier recognition of credit losses while also providing additional transparency about credit risk. The ASU was effective for Citi as of January 1, 2020. For additional information regarding Citi’s adoption of the CECL methodology, see Note 1 to the Consolidated Financial Statements.
Citi and Citibank have elected the transition provisions provided by the U.S. banking agencies’ rule. Accordingly, the “Day One” regulatory capital effects resulting from adoption of the CECL methodology commenced phase-in on January 1, 2020, and will be fully reflected in Citi’s regulatory capital as of January 1, 2023. Based on Citi’s regulatory capital position as of December 31, 2019, the estimated impact of adopting the CECL methodology would reduce Citi’s Common Equity Tier 1 Capital ratio under the Standardized Approach by approximately 25 basis points in total, or approximately 6 basis points per year on January 1 of each year over the transition period. The actual basis point impact of adopting CECL on Citi’s regulatory capital ratios may change, if Citi’s capital position changes over time.
The Federal Reserve Board has issued a statement that it plans to maintain its current framework for calculating allowances on loans in the supervisory stress test for the 2020 and 2021 supervisory stress test cycles, and to evaluate appropriate future enhancements to this framework as best practices for implementing CECL are developed. However, banking organizations are required to incorporate CECL into their stress testing methodologies, data and disclosure beginning in the cycle coinciding with their first full year of CECL adoption (2020 for Citi).

Regulatory Capital Standards Developments
The U.S. banking agencies and the Basel Committee issued numerous proposed and final rules on a variety of topics in 2019. In the U.S., the most significant rule finalized in 2019 relates to the calculation of risk-weighted assets for derivative contracts, while the Stress Capital Buffer proposal from 2018 has not yet been finalized. The Basel Committee, among other things, finalized revisions to the minimum capital requirements for market risk and proposed revisions to its credit valuation adjustment risk framework.

U.S. Banking Agencies

Standardized Approach for Counterparty Credit Risk
In November 2019, the U.S. banking agencies released a final rule to introduce the Standardized Approach for Counterparty Credit Risk (SA-CCR) in the U.S. SA-CCR will replace the Current Exposure Method (CEM), which is the current methodology used to calculate risk-weighted assets for all derivative contracts under the Standardized Approach, as well as risk-weighted assets for derivative contracts under the Advanced Approaches in cases where internal models are not used. In addition, SA-CCR would replace CEM in numerous other instances throughout the regulatory framework, including but not limited to the Supplementary Leverage Ratio, single counterparty credit limits and legal lending limits.
Under SA-CCR, a banking organization would calculate the exposure amount of its derivative contracts at the netting set level. Multiple derivative contracts would generally be considered to be under the same netting set as long as each derivative contract is subject to the same qualifying master netting agreement. SA-CCR also introduces the concept of hedging sets, which would allow a banking organization to fully or partially net derivative contracts within the same netting set that share similar risk factors. Moreover, SA-CCR incorporates updated supervisory and maturity factors to calculate the potential future exposure of a derivative contract, and provides for improved recognition of collateral. Under the proposal, the exposure amount of a netting set would be equal to an alpha factor of 1.4 multiplied by the sum of the replacement cost and potential future exposure of the netting set.

The mandatory compliance date of the final rule is January 1, 2022, with early adoption permitted beginning April 1, 2020. Citi’s SA-CCR implementation efforts are already underway. Citi is currently evaluating a decision on its intended implementation date for SA-CCR, including consideration of the impact of SA-CCR on both Citigroup’s and Citibank’s regulatory capital ratios.

Stress Capital Buffer
In April 2018, the Federal Reserve Board issued a proposal that is designed to more closely integrate the results of the quantitative assessment in CCAR with firms’ ongoing minimum capital requirements under the U.S. Basel III rules.
Specifically, the proposed rule would replace the existing Capital Conservation Buffer, currently fixed at 2.5% under the U.S. Basel III rules, with (i) a variable buffer known as the Stress Capital Buffer (as described below), plus (ii) for U.S. GSIBs, the GSIB’s then-current GSIB surcharge, plus (iii) the Countercyclical Capital Buffer, if any. These three components would constitute the new Capital Conservation Buffer under the Standardized Approach. The Stress Capital Buffer (SCB) would be based upon the maximum decline in a bank holding company’s Common Equity Tier 1 Capital ratio under the severely adverse scenario of the supervisory stress test. Under the April 2018 proposal, the SCB would be subject to a floor of 2.5%.
The proposed rule would also modify certain assumptions currently required in supervisory stress tests, including continued capital distributions during the nine-quarter capital planning horizon and balance sheet growth assumptions.
A final rule has not yet been issued. Senior staff at the Federal Reserve Board have indicated publicly that they plan to finalize certain components of the proposal for application in the 2020 CCAR cycle, and that they may re-propose certain other elements of the proposal to better balance the need to preserve the dynamism of stress testing while reducing unnecessary volatility, among other things. Senior staff at the Federal Reserve Board have also indicated publicly that they are considering two options in place of the “dividend add-on,” which was a component of the SCB under the April 2018 proposal: setting the Countercyclical Capital Buffer at a higher baseline level during normal times, or raising the floor of the SCB higher than 2.5%. The potential re-proposal may also address certain other elements of the original proposal, such as the relative timing between stress testing results and the submission of a firm’s capital plan, and the consequences of breaching a buffer.

TLAC Holdings
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

Basel Committee

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

Leverage Ratio Treatment of Client-Cleared Derivatives
In June 2019, the Basel Committee on Banking Supervision issued a final standard that revises its leverage ratio framework to align the leverage ratio measurement of client-cleared derivatives with the measurement as determined per the Basel Committee’s standardized approach for measuring counterparty credit risk exposures, as used for risk-based capital requirements. Under the Basel Committee’s leverage ratio framework, the leverage ratio exposure measure is generally not adjusted for physical or financial collateral, guarantees or other credit risk mitigation techniques, including initial margin received from clients. However, the final rule permits both cash and non-cash forms of initial margin and variation margin received from clients to mitigate replacement cost and potential future exposure for client-cleared derivatives only. The Basel Committee stated in the rule that this revision balances the robustness of the leverage ratio as a non-risk-based safeguard against unsustainable sources of leverage with the policy objective of promoting central clearing of standardized derivative contracts.
In the U.S., the Basel Committee’s leverage ratio framework and leverage ratio exposure measure are most closely aligned with the Supplementary Leverage Ratio and Total Leverage Exposure, respectively. As part of the SA-CCR final rule discussed previously, the U.S. agencies amended the Supplementary Leverage Ratio requirements in a manner similar to the Basel Committee. This particular aspect of the U.S. SA-CCR final rule will likely benefit Citi’s Supplementary Leverage Ratio modestly upon implementation.

Credit Valuation Adjustment Risk—Targeted Revisions
In November 2019, the Basel Committee on Banking Supervision issued a consultative document that proposes a targeted set of revisions to the credit valuation adjustment (CVA) risk framework previously finalized in December 2017. The revisions aim to align the revised CVA risk framework, in part, with the revised market risk capital framework that was finalized in January 2019. The Basel Committee also sought feedback on a possible adjustment to the overall calibration of capital requirements calculated under their CVA risk framework.
The U.S. agencies may consider revisions to the CVA risk framework under the U.S. Basel III rules in the future, based upon any revisions adopted by the Basel Committee.

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

	At December 31,
In millions of dollars or shares, except per share amounts	2019	2018	2017	2016	2015
Total Citigroup stockholders’ equity	$193,242	$196,220	$200,740	$225,120	$221,857
Less: Preferred stock	17,980	18,460	19,253	19,253	16,718
Common stockholders’ equity	$175,262	$177,760	$181,487	$205,867	$205,139
Less:
Goodwill	22,126	22,046	22,256	21,659	22,349
Identifiable intangible assets (other than MSRs)	4,327	4,636	4,588	5,114	3,721
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	—	—	32	72	68
Tangible common equity (TCE)	$148,809	$151,078	$154,611	$179,022	$179,001
Common shares outstanding (CSO)	2,114.1	2,368.5	2,569.9	2,772.4	2,953.3
Book value per share (common equity/CSO)	$82.90	$75.05	$70.62	$74.26	$69.46
Tangible book value per share (TCE/CSO)	70.39	63.79	60.16	64.57	60.61
	For the Year Ended December 31,
In millions of dollars	2019	2018	2017(1)	2016	2015
Net income available to common shareholders	$18,292	$16,871	$14,583	$13,835	$16,473
Average common stockholders’ equity	177,363	179,497	207,747	209,629	204,188
Average TCE	150,994	153,343	180,458	182,135	176,505
Return on average common stockholders’ equity	10.3%	9.4%	7.0%	6.6%	8.1%
Return on average TCE (RoTCE)(2)	12.1	11.0	8.1	7.6	9.3

(1)	Year ended December 31, 2017 excludes the one-time impact of Tax Reform. For a reconciliation of these measures, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below.

(2)	RoTCE represents net income available to common shareholders as a percentage of average TCE.

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
Citi’s ability to return capital to its common shareholders consistent with its capital planning efforts and targets, whether through its common stock dividend or through a share repurchase program, substantially depends, among other things, on regulatory approval, including through the CCAR process required by the Federal Reserve Board (FRB) and the supervisory stress tests required under the Dodd-Frank Act. The ability to return capital also depends on Citi’s results of operations and effectiveness in managing its level of risk-weighted assets and GSIB surcharge. Citi’s ability to accurately predict, interpret or explain to stakeholders the outcome of the CCAR process, and thus to address any market or investor perceptions, may be limited as the FRB’s assessment of Citi’s capital adequacy is conducted using the FRB’s proprietary stress test models. In addition, all CCAR firms, including Citi, will continue to be subject to a rigorous evaluation of their capital planning practices, including, but not limited to, governance, risk management and internal controls. For additional information on Citi’s return of capital to common shareholders in 2019 as well as the CCAR process, supervisory stress test requirements and GSIB surcharge, see “Capital Resources—Overview” and “Capital Resources—Current Regulatory Capital Standards—Stress Testing Component of Capital Planning” above and the risk management risk factor below.
The FRB has stated that it expects leading capital adequacy practices to continue to evolve and to likely be determined by the FRB each year as a result of its cross-firm review of capital plan submissions. Similarly, the FRB has indicated that, as part of its stated goal to continually evolve its annual stress testing requirements, several parameters of the annual stress testing process may continue to be altered, including the severity of the stress test scenario, the FRB modeling of Citi’s balance sheet and the addition of components deemed important by the FRB.
Citi will be required to incorporate the current expected credit losses (CECL) methodology into its stress testing methodologies, data and disclosure beginning with the 2020 supervisory stress test cycle. The FRB has stated that it plans to maintain its current framework for calculating allowances on loans in the supervisory stress test for the 2020 and 2021 supervisory stress test cycles, and to evaluate appropriate future enhancements to this framework as best practices for implementing CECL are developed. The impacts on Citi’s capital adequacy of incorporating CECL on an ongoing basis, and of other potential regulatory changes in the FRB’s stress testing methodologies, remain unclear. For additional information regarding the CECL methodology, including the transition provisions related to the “Day One” adverse regulatory capital effects resulting from adoption of the CECL methodology, see “Capital Resources—Current Regulatory Capital Standards—Regulatory Capital Treatment—Implementation and Transition of the Current Expected Credit Losses (CECL) Methodology” above and Note 1 to the Consolidated Financial Statements.
In addition, in 2018, the FRB proposed to more closely integrate the results of the quantitative assessment in CCAR with firms’ ongoing minimum capital requirements under the U.S. Basel III rules. Proposed changes to the stress testing regime include, among others, introduction of a firm-specific “stress capital buffer” (SCB), which would be equal to the maximum decline in a firm’s Common Equity Tier 1 Capital ratio under a severely adverse scenario over a nine-quarter CCAR measurement period, subject to a minimum requirement of 2.5%. The FRB proposed that the SCB would replace the capital conservation buffer in Citi’s ongoing regulatory capital requirements for Standardized Approach capital ratios. The SCB would be calculated by the FRB using its proprietary data and modeling of each firm’s results. Accordingly, a firm’s SCB would change annually based on the supervisory stress test results, thus potentially resulting in year-to-year volatility in the calculation of the SCB. For additional information on the FRB’s proposal, including calculation of the SCB, see “Capital Resources—Regulatory Capital Standards Developments” above.
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

Macroeconomic, Geopolitical and Other Challenges and Uncertainties Globally Could Have a Negative Impact on Citi’s Businesses and Results of Operations.
Citi has experienced, and could experience in the future, negative impacts to its businesses and results of operations as a result of macroeconomic, geopolitical and other challenges, uncertainties and volatility. For example, protracted or widespread trade tensions, including changes in trade policies, which have resulted in retaliatory measures from other countries, could result in a further reduction or realignment of trade flows among countries and negatively impact businesses, sectors and economic growth rates. In addition, adverse developments or downturns in one or more of the world’s larger economies would likely have a significant impact on the global economy or the economies of other countries because of global financial and economic linkages. Additional areas of uncertainty include, among others, geopolitical tensions and conflicts, natural disasters, pandemics and election outcomes. For example, it was reported in January 2020 that a novel strain of coronavirus which first surfaced in China, had spread to several other countries, resulting in various uncertainties, including the potential impact to Asian and global economies, trade and consumer and corporate clients.
Governmental fiscal and monetary actions, or expected actions, such as changes in interest rate policies and any program implemented by a central bank to change the size of its balance sheet, could significantly impact interest rates, economic growth rates, the volatility of global financial markets, foreign exchange rates and capital flows among countries. For example, in 2019, the FRB reduced its benchmark U.S. interest rate three times to add additional stimulus to the U.S. economy. The interest rates on Citi loans are typically based off or set at a spread over a benchmark interest rate, including the U.S. benchmark interest rate, and are therefore likely to decline as benchmark rates decline. By contrast, the interest rates at which Citi pays depositors are already low and unlikely to decline much further. Consequently, declining loan rates and largely unchanged deposit rates would likely compress Citi’s net interest revenue. Citi’s net interest revenue could also be adversely affected due to a flattening of the interest rate yield curve (e.g., a lower spread between shorter-term versus longer-term interest rates), as Citi, similar to other banks, typically pays interest on deposits based on shorter-term interest rates and earns money on loans typically based on longer-term interest rates. For additional information on Citi’s interest rate risk, see “Managing Global Risk—Market Risk—Net Interest Revenue at Risk” below.
Despite the U.K.’s official withdrawal from the European Union (EU) as of January 31, 2020, numerous uncertainties continue to exist regarding the U.K.’s future relationship with the EU. For example, the terms of the U.K. withdrawal continue to be negotiated between the U.K. and the EU, including their future trading relationship. It remains unclear whether the parties will be able to agree on terms prior to the end of the currently scheduled transition period on December 31, 2020. If no agreement is reached on terms of the exit in a timely manner, it would likely result in what is commonly referred to as a “no deal” or “hard” exit scenario. A hard exit scenario would result in the U.K. and EU losing reciprocal financial services license-passporting rights and require the U.K. to deal with the EU as a third-country regime, but without an equivalence regime or transition period in place. A hard exit scenario could cause severe disruptions in the movement of goods and services between the U.K. and EU countries and negatively impact financial markets and the U.K. and EU economies. Citi’s business and operations could be impacted by these and other factors, including the preparedness and reaction of clients, counterparties and financial markets infrastructure. For information about Citi’s actions to manage the U.K.’s exit from the EU, see “Managing Global Risk—Strategic Risk—Exit of U.K. from EU” below. Further, the economic and fiscal situations of some EU countries have remained fragile, and concerns and uncertainties remain in the U.K. and Europe over the resulting effects of the U.K.’s exit from the EU.

These and additional global macroeconomic, geopolitical and other challenges, uncertainties and volatilities have negatively impacted, and could continue to negatively impact, Citi’s businesses, results of operations and financial condition, including its credit costs, revenues in its Markets and securities services and other businesses, and AOCI (which would in turn negatively impact Citi’s book and tangible book value).

Citi, Its Management and Its Businesses Must Continually Review, Analyze and Successfully Adapt to Ongoing Regulatory and Legislative Uncertainties and Changes in the U.S. and Globally.
Despite the adoption of final regulations and laws in numerous areas impacting Citi and its businesses over the past several years, Citi, its management and its businesses continually face ongoing regulatory and legislative uncertainties and changes, both in the U.S. and globally. While the areas of ongoing regulatory and legislative uncertainties and changes facing Citi are too numerous to list completely, various examples include, but are not limited to (i) potential fiscal, monetary, regulatory and other changes arising from the U.S. federal government and others; (ii) potential changes to various aspects of the regulatory capital framework applicable to Citi (see the capital return risk factor and “Capital Resources—Regulatory Capital Standards Developments” above); and (iii) the terms of and other uncertainties resulting from the U.K.’s exit from the EU (see the macroeconomic challenges and uncertainties risk factor above). When referring to “regulatory,” Citi is including both formal regulation and the views and expectations of its regulators in their supervisory roles.
Ongoing regulatory and legislative uncertainties and changes make Citi’s and its management’s long-term business, balance sheet and budget planning difficult or subject to change. For example, U.S. and other regulators globally have implemented and continue to discuss various changes to certain regulatory requirements, which would require ongoing assessment by management as to the impact to Citi, its businesses and business planning. Business planning is required to be based on possible or proposed rules or outcomes, which can change dramatically upon finalization, or upon implementation or interpretive guidance from numerous regulatory bodies worldwide, and such guidance can change.
Moreover, U.S. and international regulatory and legislative initiatives have not always been undertaken or implemented on a coordinated basis, and areas of divergence have developed and continue to develop with respect to the scope, interpretation, timing, structure or approach, leading to inconsistent or even conflicting requirements, including within a single jurisdiction. For example, in May 2019, the European Commission adopted, as part of Capital Requirements Directive V (CRD V), a new requirement for major banking groups headquartered outside the EU (which would include Citi) to establish an intermediate EU holding company where the foreign bank has two or more institutions (broadly meaning banks, broker-dealers and similar financial firms) established in the EU. While in some respects the requirement mirrors an existing U.S. requirement for non-U.S. banking organizations to form U.S. intermediate holding companies, the implementation of the EU holding company requirement could lead to additional complexity with respect to Citi’s resolution planning, capital and liquidity allocation and efficiency in various jurisdictions. Regulatory and legislative changes have also significantly increased Citi’s compliance risks and costs (see the implementation and interpretation of regulatory changes risk factor below).

Citi’s Continued Investments and Efficiency Initiatives May Not Be as Successful as It Projects or Expects.
Citi continues to leverage its scale and make incremental investments to deepen client relationships, increase revenues and lower expenses. For example, Citi continues to make investments to enhance its digital capabilities across the franchise, including digital platforms and mobile and cloud-based solutions, as well as make investments in risk management and controls. Citi also has been investing in higher-return businesses, such as the U.S. cards and wealth management businesses in Global Consumer Banking (GCB) and treasury and trade solutions, securities services and other businesses in Institutional Clients Group (ICG). Citi also continues to execute on its previously disclosed investment of more than $1 billion in Citibanamex. Further, Citi has been pursuing efficiency improvements through various technology and digital initiatives, organizational simplification and location strategies, which are intended to self-fund Citi’s incremental investment initiatives as well as offset growth-driven expenses.
Citi’s investments and efficiency initiatives are being undertaken as part of its overall strategy to meet operational and financial objectives, including, among others, those relating to shareholder returns. There is no guarantee that these or other initiatives Citi may pursue will be as productive or effective as Citi expects, or at all. Citi’s investment and efficiency initiatives may continue to evolve as its business strategies and the market environment change, which could make the initiatives more costly and more challenging to implement, and limit their effectiveness. Moreover, Citi’s ability to achieve expected returns on its investments and costs savings depends, in part, on factors that it cannot control, such as macroeconomic conditions, customer, client and competitor actions and ongoing regulatory changes, among others.

Uncertainties Regarding the Transition Away from or Possible Discontinuance of the London Inter-Bank Offered Rate (LIBOR) or Any Other Interest Rate Benchmark Could Have Adverse Consequences for Market Participants, Including Citi.
LIBOR is extensively used as a “benchmark” or “reference rate” across financial products and markets globally. The U.K. Financial Conduct Authority (FCA) has raised questions about the future sustainability of LIBOR, and, as a result, the FCA obtained voluntary panel bank support to sustain LIBOR only until 2021, and LIBOR is expected to be discontinued as early as January 1, 2022. In addition, following guidance provided by the Financial Stability Board, other regulators have suggested reforming or replacing other benchmark rates with alternative reference rates. Accordingly, the transition away from and discontinuance of LIBOR or any other benchmark rate presents various uncertainties, risks and challenges to financial markets and institutions, including Citi. These include, among others, the pricing, liquidity, value of, return on and market for financial instruments and contracts that reference LIBOR or any other applicable benchmark rate.
Citi issues, trades, holds or otherwise uses a substantial amount of securities or products that reference LIBOR, including, among others, derivatives, corporate loans, commercial and residential mortgages, credit cards, securitized products and other securities. The transition away from and discontinuation of LIBOR presents significant operational, legal, reputational or compliance, financial and other risks to Citi. For example, LIBOR transition presents various challenges related to contractual mechanics of existing floating rate financial instruments and contracts that reference LIBOR and mature after 2021. Certain of these instruments and contracts do not provide for alternative benchmark rates, which makes it unclear what the future benchmark rates would be after LIBOR’s cessation. Even if the instruments and contracts provide for a transition to alternative benchmark rates, the new benchmark rates may significantly differ from the prior rates. As a result, Citi may need to proactively address any contractual uncertainties or rate differences in such instruments and contracts, which would likely be both time consuming and costly. In addition, the transition away from and discontinuance of LIBOR could result in disputes, including litigation, involving holders of outstanding instruments and contracts that reference LIBOR, whether or not the underlying documentation provides for alternative benchmark rates. Citi will also need to develop significant internal systems and infrastructure to transition to alternative benchmark rates to both manage its businesses and support clients.
For additional information about Citi’s ongoing management of LIBOR transition risk, see “Managing Global Risk—Strategic Risk—LIBOR Transition Risk” below.

Citi’s Ability to Utilize Its DTAs, and Thus Reduce the Negative Impact of the DTAs on Citi’s Regulatory Capital, Will Be Driven by Its Ability to Generate U.S. Taxable Income.
At December 31, 2019, Citi’s net DTAs were $23.1 billion, net of a valuation allowance of $6.5 billion, of which $10.7 billion was excluded from Citi’s Common Equity Tier 1 Capital under the U.S. Basel III rules (for additional information, see “Capital Resources—Components of Citigroup Capital” above). Of the net DTAs at December 31, 2019, $6.3 billion related to foreign tax credit carry-forwards (FTCs), net of a valuation allowance. The carry-forward utilization period for FTCs is 10 years and represents the most time-sensitive component of Citi’s DTAs. The FTC carry-forwards at December 31, 2019 expire over the period of 2020–2029. Citi must utilize any FTCs generated in the then-current-year tax return prior to utilizing any carry-forward FTCs.
The accounting treatment for realization of DTAs, including FTCs, is complex and requires significant judgment and estimates regarding future taxable earnings in the jurisdictions in which the DTAs arise and available tax planning strategies. Citi’s ability to utilize its DTAs will primarily be dependent upon Citi’s ability to generate U.S. taxable income in the relevant tax carry-forward periods. Although utilization of FTCs in any year is generally limited to 21% of foreign source taxable income in that year, overall domestic losses (ODL) that Citi has incurred in the past allow it to reclassify domestic source income as foreign source. Failure to realize any portion of the net DTAs would have a corresponding negative impact on Citi’s net income and financial returns.
Citi does not expect to be subject to the Base Erosion Anti-Abuse Tax (BEAT), which, if applicable to Citi in any given year, would have a significantly adverse effect on both Citi’s net income and regulatory capital.
For additional information on Citi’s DTAs, including FTCs, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below and Notes 1 and 9 to the Consolidated Financial Statements.

Citi’s Interpretation or Application of the Complex Tax Laws to Which It Is Subject Could Differ from Those of the Relevant Governmental Authorities, Which Could Result in the Payment of Additional Taxes, Penalties or Interest.
Citi is subject to various income-based and non-income-based tax laws of the U.S. and its states and municipalities, as well as the numerous non-U.S. jurisdictions in which it operates. These tax laws are inherently complex and Citi must make judgments and interpretations about the application of these laws, including the Tax Cuts and Jobs Act (Tax Reform), to its entities, operations and businesses. Citi’s interpretations and application of the tax laws, including with respect to Tax Reform, withholding, stamp, service and other non-income taxes, could differ from that of the relevant governmental taxing authority, which could result in the payment of additional taxes, penalties or interest, which could be material.

Citi’s Presence in the Emerging Markets Subjects It to Various Risks as well as Increased Compliance and Regulatory Risks and Costs.
During 2019, emerging markets revenues accounted for approximately 37% of Citi’s total revenues (Citi generally defines emerging markets as countries in Latin America, Asia
(other than Japan, Australia and New Zealand), Central and Eastern Europe, the Middle East and Africa). Although Citi continues to pursue its target client strategy, Citi’s presence in the emerging markets subjects it to a number of risks, including limitations of hedges on foreign investments, foreign currency volatility, sovereign volatility, election outcomes, regulatory changes and political events, foreign exchange controls, limitations on foreign investment, sociopolitical instability (including from hyperinflation), fraud, nationalization or loss of licenses, business restrictions, sanctions or asset freezes, potential criminal charges, closure of branches or subsidiaries and confiscation of assets. For example, Citi operates in several countries that have, or have had in the past, strict foreign exchange controls, such as Argentina, that limit its ability to convert local currency into U.S. dollars and/or transfer funds outside of those countries.
Moreover, if the economic situation in an emerging markets country where Citi operates were to deteriorate below a certain level, U.S. regulators may impose mandatory loan loss or other reserve requirements on Citi, which would increase its credit costs and decrease its earnings (see “Strategic Risk—Country Risk—Argentina” below for additional information on emerging markets risk). In addition, political turmoil and instability have occurred in certain regions and countries, including Asia, the Middle East and Latin America, which have required, and may continue to require, management time and attention and other resources (such as monitoring the impact of sanctions on certain emerging markets economies as well as impacting Citi’s businesses and results of operations in affected countries).
Citi’s emerging markets presence also increases its compliance and regulatory risks and costs. For example, Citi’s operations in emerging markets, including facilitating cross-border transactions on behalf of its clients, subject it to higher compliance risks under U.S. regulations that are primarily focused on various aspects of global corporate activities, such as anti-money laundering regulations and the Foreign Corrupt Practices Act. These risks can be more acute in less developed markets and thus require substantial investment in compliance infrastructure or could result in a reduction in certain of Citi’s business activities. Any failure by Citi to comply with applicable U.S. regulations, as well as the regulations in the countries and markets in which it operates as a result of its global footprint, could result in fines, penalties, injunctions or other similar restrictions, many of which could negatively impact Citi’s results of operations and reputation (see the implementation and interpretation of regulatory changes and legal and regulatory proceedings risk factors below).

A Deterioration in or Failure to Maintain Citi’s Co-Branding or Private Label Credit Card Relationships, Including as a Result of Any Bankruptcy or Liquidation, Could Have a Negative Impact on Citi’s Results of Operations or Financial Condition.
Citi has co-branding and private label relationships through its Citi-branded cards and Citi retail services credit card businesses with various retailers and merchants globally, whereby in the ordinary course of business Citi issues credit cards to customers of the retailers or merchants. Citi’s co-branding and private label agreements provide for shared economics between the parties and generally have a fixed term. The five largest relationships, which include Sears, constituted an aggregate of approximately 11% of Citi’s revenues in 2019. These relationships could be negatively impacted by, among other things, the general economic environment, declining sales and revenues or other operational difficulties of the retailer or merchant, termination due to a contractual breach by Citi or by the retailer or merchant, or other factors, including bankruptcies, liquidations, restructurings, consolidations or other similar events.
Over the last several years, a number of U.S. retailers have continued to experience declining sales, which has resulted in significant numbers of store closures and, in a number of cases, bankruptcies, as retailers attempt to cut costs and reorganize. For example, despite its exit from bankruptcy in 2019, Sears continues to close stores and experience declining sales (for additional information regarding Citi retail services’ co-brand and private label credit card products relationship with Sears, see “Global Consumer Banking—North America GCB” above). In addition, as has been widely reported, competition among card issuers, including Citi, for these relationships is significant, and it has become increasingly difficult in recent years to maintain such relationships on the same terms or at all.
While various mitigating factors could be available to Citi if any of the above events were to occur—such as by replacing the retailer or merchant or offering other card products—these events, particularly bankruptcies or liquidations, could negatively impact the results of operations or financial condition of Citi-branded cards, Citi retail services or Citi as a whole, including as a result of loss of revenues, increased expenses, higher cost of credit, impairment of purchased credit card relationships and contract-related intangibles or other losses (for information on Citi’s credit card related intangibles generally, see Note 16 to the Consolidated Financial Statements).

Citi’s Inability in Its Resolution Plan Submissions to Address Any Shortcomings or Deficiencies Identified or Guidance Provided by the FRB and FDIC Could Subject Citi to More Stringent Capital, Leverage or Liquidity Requirements, or Restrictions on Its Growth, Activities or Operations, and Could Eventually Require Citi to Divest Assets or Operations.
Title I of the Dodd-Frank Act requires Citi to prepare and submit a plan to the FRB and the FDIC for the orderly resolution of Citigroup (the bank holding company) and its significant legal entities under the U.S. Bankruptcy Code in the event of future material financial distress or failure. On December 17, 2019, the FRB and FDIC issued feedback on the resolution plans filed on July 1, 2019 by the eight U.S. GSIBs, including Citi. The FRB and FDIC identified one shortcoming, but no deficiencies, in Citi’s resolution plan relating to governance mechanisms. For additional information on Citi’s resolution plan submissions, see “Managing Global Risk—Liquidity Risk” below.
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
Citi’s performance and the performance of its individual businesses largely depends on the talents and efforts of its diverse and highly skilled employees. Specifically, Citi’s continued ability to compete in its businesses, to manage its businesses effectively and to continue to execute its overall global strategy depends on its ability to attract new employees and to retain and motivate its existing employees. If Citi is unable to continue to attract and retain the most highly qualified employees, Citi’s performance, including its competitive position, the successful execution of its overall strategy and its results of operations could be negatively impacted.
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
Citi competes with financial services companies in the U.S. and globally that continue to develop and introduce new products and services. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions, such as Citi. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow money, save and invest. To the extent that Citi is not able to compete effectively with these and other firms, Citi could be placed at a competitive disadvantage, which could result in loss of customers and market share, and its businesses, results of operations and financial condition could suffer. For additional information on Citi’s competitors, see the co-brand and private label cards risk factor above and “Supervision, Regulation and Other—Competition” below.

OPERATIONAL RISKS
A Disruption of Citi’s Operational Systems Could Negatively Impact Citi’s Reputation, Customers, Clients, Businesses or Results of Operations and Financial Condition.
A significant portion of Citi’s operations relies heavily on the secure processing, storage and transmission of confidential data and other information as well as the monitoring of a large number of complex transactions on a minute-by-minute basis. For example, through GCB and treasury and trade solutions and securities services businesses in ICG, Citi obtains and stores an extensive amount of personal and client-specific information for its retail, corporate and governmental customers and clients and must accurately record and reflect their extensive account transactions.
With the evolving proliferation of new technologies and the increasing use of the internet, mobile devices and cloud technologies to conduct financial transactions, large global financial institutions such as Citi have been, and will continue to be, subject to an increasing risk of operational disruption or cyber or information security incidents from these activities (for additional information, see the cybersecurity risk factor below). These incidents are unpredictable and can arise from numerous sources, not all of which are in Citi’s control, including, among others, human error, fraud or malice on the part of employees, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other similar damage to Citi’s property or assets. These issues can also arise as a result of failures by third parties with which Citi does business, such as failures by internet, mobile technology and cloud service providers or other vendors to adequately safeguard their systems and prevent system disruptions or cyber attacks.
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
Third parties with which Citi does business, as well as retailers and other third parties with which Citi’s customers do business, may also be sources of cybersecurity risks, particularly where activities of customers are beyond Citi’s security and control systems. For example, Citi outsources certain functions, such as processing customer credit card transactions, uploading content on customer-facing websites and developing software for new products and services. These relationships allow for the storage and processing of customer information by third-party hosting of or access to Citi websites, which could lead to compromise or the potential to introduce vulnerable or malicious code, resulting in security breaches impacting Citi customers. Furthermore, because financial institutions are becoming increasingly interconnected with central agents, exchanges and clearing houses, including as a result of the derivatives reforms over the last few years, Citi has increased exposure to cyber attacks through third parties. While many of Citi’s agreements with the third parties include indemnification provisions, Citi may not be able to recover sufficiently, or at all, under the provisions to adequately offset any losses Citi may incur from third-party cyber incidents.
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
Further, although Citi devotes significant resources to implement, maintain, monitor and regularly upgrade its systems and networks with measures such as intrusion detection and prevention and firewalls to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Because the methods used to cause cyber attacks change frequently or, in some cases, are not recognized until launched or even later, Citi may be unable to implement effective preventive measures or proactively address these methods until they are discovered. In addition, given the evolving nature of cyber threat actors and the frequency and sophistication of the cyber activities they carry out, the determination of the severity and potential impact of a cyber incident may not occur for a substantial period until after the incident has been discovered. Also, while Citi engages in certain actions to reduce the exposure resulting from outsourcing, such as performing security control assessments of third-party vendors and limiting third-party access to the least privileged level necessary to perform job functions, these actions cannot prevent all third-party-related cyber attacks or data breaches.
Cyber incidents can result in the disclosure of personal, confidential or proprietary customer or client information, damage to Citi’s reputation with its clients and the market, customer dissatisfaction and additional costs to Citi, including expenses such as repairing systems, replacing customer payment cards, credit monitoring or adding new personnel or protection technologies. Regulatory penalties, loss of revenues, exposure to litigation and other financial losses, including loss of funds, to both Citi and its clients and customers and disruption to Citi’s operational systems could also result from cyber incidents (for additional information on the potential impact of operational disruptions, see the operational systems risk factor above). Moreover, the increasing risk of cyber incidents has resulted in increased legislative and regulatory scrutiny of firms’ cybersecurity protection services and calls for additional laws and regulations to further enhance protection of consumers’ personal data.
While Citi maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.
For additional information about Citi’s management of cybersecurity risk, see “Managing Global Risk—Operational Risk—Cybersecurity Risk” below.

Changes to or Incorrect Assumptions, Judgments or Estimates in Citi’s Financial Statements Could Cause Significant Unexpected Losses or Impacts in the Future.
U.S. GAAP requires Citi to use certain assumptions, judgments and estimates in preparing its financial statements, including the estimate of the allowance for credit losses, reserves related to litigation, regulatory and tax matters exposures, valuation of DTAs and the fair values of certain assets and liabilities, among other items. If Citi’s assumptions, judgments or estimates underlying its financial statements are incorrect or differ from actual or subsequent events, Citi could experience unexpected losses or other adverse impacts, some of which could be significant. For example, Citi has incurred losses related to its foreign operations that are reported in the foreign currency translation adjustment (CTA) components of Accumulated other comprehensive income (loss) (AOCI). In accordance with U.S. GAAP, a sale or substantial liquidation of any foreign operations, such as those related to Citi’s legacy businesses, would result in reclassification of any foreign CTA component of AOCI related to that foreign operation, including related hedges and taxes, into Citi’s earnings. For additional information on Citi’s accounting policy for foreign currency translation and its foreign CTA components of AOCI, see Notes 1 and 19 to the Consolidated Financial Statements.
In addition, changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB or other regulators, could present operational challenges and could also require Citi to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses (see the changes to financial accounting and reporting standards risk factor below). For additional information on the key areas for which assumptions and estimates are used in preparing Citi’s financial statements, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 27 to the Consolidated Financial Statements.

Changes to Financial Accounting and Reporting Standards or Interpretations Could Have a Material Impact on How Citi Records and Reports Its Financial Condition and Results of Operations.
Periodically, the Financial Accounting Standards Board (FASB) issues financial accounting and reporting standards that may govern key aspects of Citi’s financial statements or interpretations thereof when those standards become effective, including those areas where Citi is required to make assumptions or estimates. For example, the FASB’s new accounting standard on credit losses (CECL), which became effective for Citi on January 1, 2020, requires earlier recognition of credit losses on loans and held-to-maturity securities and other financial assets. The CECL methodology requires that lifetime “expected credit losses” be recorded at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The CECL methodology replaces the multiple existing impairment models under U.S. GAAP that generally required that a loss be “incurred” before it was recognized. The CECL methodology represents a significant change from existing GAAP and may result in material changes to Citi’s accounting for financial instruments. Citi’s ongoing estimates of its expected credit losses will depend upon its CECL models and assumptions, existing and forecasted macroeconomic conditions and the credit quality, composition and other characteristics of Citi’s loan and other applicable portfolios. These factors are likely to cause variability in Citi’s expected credit losses under CECL compared to previous GAAP and, thus, impact its results of operations and regulatory capital. For additional information on this and other accounting standards, including the expected impacts on Citi’s results of operations and financial condition, see Note 1 to the Consolidated Financial Statements.

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

CREDIT RISKS
Credit Risk and Concentrations of Risk Can Increase the Potential for Citi to Incur Significant Losses.
Credit risk arises from Citi’s lending and other businesses in both GCB and ICG. Citi has credit exposures to counterparties in the U.S. and various countries and jurisdictions globally, including end-of-period consumer loans of $310 billion and end-of-period corporate loans of $390 billion at year-end 2019. A default by a borrower or other counterparty, or a decline in the credit quality or value of any underlying collateral, exposes Citi to credit risk. Despite Citi’s target client strategy, various macroeconomic, geopolitical and other factors, among other things, can increase Citi’s credit risk and credit costs (for additional information, see the co-branding and private label credit card, macroeconomic challenges and uncertainties and emerging markets risk factors above).
While Citi provides reserves for expected losses for its credit exposures, such reserves are subject to judgments and estimates that could be incorrect or differ from actual future events. Under the new CECL accounting standard, the allowance for credit losses reflects expected losses, rather than incurred losses, which could lead to more volatility in the allowance and the provision for credit losses as forecasts of economic conditions change. In addition, Citi’s future allowance may be affected by seasonality of its cards portfolios based on historical evidence showing that (i) credit card balances along with 30+ days past due balances increase during the third and fourth quarters each year as the holiday season approaches; and (ii) during the first and second quarters, borrowers use tax refunds to pay down balances while delinquent balances from the prior third and fourth quarters are charged off. For additional information, see the incorrect assumptions or estimates and changes to financial accounting and reporting standards risk factors above. For additional information on the impact of CECL, see Note 1 to the Consolidated Financial Statements. For additional information on Citi’s credit and country risk, see each respective business’s results of operations above and “Managing Global Risk—Credit Risk” and “Managing Global Risk—Strategic Risk—Country Risk” below and Note 14 to the Consolidated Financial Statements.
Concentrations of risk, particularly credit and market risks, can also increase Citi’s risk of significant losses. As of year-end 2019, Citi’s most significant concentration of credit risk was with the U.S. government and its agencies, which primarily results from trading assets and investments issued by the U.S. government and its agencies (for additional information, including concentrations of credit risk to other public sector entities, see Note 23 to the Consolidated Financial Statements). In addition, Citi routinely executes a high volume of securities, trading, derivative and foreign exchange transactions with non-U.S. sovereigns and with counterparties in the financial services industry, including banks, insurance companies, investment banks, governments, central banks and other financial institutions. Moreover, Citi has indemnification obligations in connection with various transactions that expose it to concentrations of risk, including credit risk from hedging or reinsurance arrangements related to those obligations (for additional information about these exposures, see Note 26 to the Consolidated Financial Statements). A rapid deterioration of a large borrower or other counterparty or within a sector or country where Citi has large exposures or guarantees or unexpected market dislocations could cause Citi to incur significant losses.

LIQUIDITY RISKS
The Maintenance of Adequate Liquidity and Funding Depends on Numerous Factors, Including Those Outside of Citi’s Control, Such as Market Disruptions and Increases in
Citi’s Credit Spreads.
As a global financial institution, adequate liquidity and sources of funding are essential to Citi’s businesses. Citi’s liquidity and sources of funding can be significantly and negatively impacted by factors it cannot control, such as general disruptions in the financial markets, governmental fiscal and monetary policies, regulatory changes or negative investor perceptions of Citi’s creditworthiness, unexpected increases in cash or collateral requirements and the inability to monetize available liquidity resources. Citi competes with other banks and financial institutions for deposits, which represent Citi’s most stable and lowest cost of long-term funding. The competition for retail banking deposits has increased as a result of online banks and digital banking, among others. Furthermore, given the decline in interest rates, a growing number of customers have transferred deposits to other products, including investments and interest-bearing accounts, and/or other financial institutions. This, along with slower growth in deposits, has resulted in a more challenging environment for Citi. For additional information on the impact of interest rates, see the macroeconomic challenges and uncertainties risk factor above.
Moreover, Citi’s costs to obtain and access secured funding and long-term unsecured funding are directly related to its credit spreads. Changes in credit spreads are driven by both external market factors and factors specific to Citi, and can be highly volatile. For additional information on Citi’s primary sources of funding, see “Managing Global Risk—Liquidity Risk” below.
Citi’s ability to obtain funding may be impaired if other market participants are seeking to access the markets at the same time, or if market appetite declines, as is likely to occur in a liquidity stress event or other market crisis. A sudden drop in market liquidity could also cause a temporary or lengthier dislocation of underwriting and capital markets activity. In addition, clearing organizations, central banks, clients and financial institutions with which Citi interacts may exercise the right to require additional collateral based on their perceptions or the market conditions, which could further impair Citi’s access to and cost of funding.
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

The Credit Rating Agencies Continuously Review the Credit Ratings of Citi and Certain of Its Subsidiaries, and a Ratings Downgrade Could Have a Negative Impact on Citi’s Funding and Liquidity Due to Reduced Funding Capacity and Increased Funding Costs, Including Derivatives Triggers That Could Require Cash Obligations or Collateral Requirements.
The credit rating agencies, such as Fitch, Moody’s and S&P, continuously evaluate Citi and certain of its subsidiaries. Their ratings of Citi and its more significant subsidiaries’ long-term/senior debt and short-term/commercial paper are based on a number of factors, including standalone financial strength, as well as factors that are not entirely within the control of Citi and its subsidiaries, such as the agencies’ proprietary rating methodologies and assumptions, and conditions affecting the financial services industry and markets generally.
Citi and its subsidiaries may not be able to maintain their current respective ratings. A ratings downgrade could negatively impact Citi’s ability to access the capital markets and other sources of funds as well as the costs of those funds, and its ability to maintain certain deposits. A ratings downgrade could also have a negative impact on Citi’s funding and liquidity due to reduced funding capacity and the impact from derivative triggers, which could require Citi to meet cash obligations and collateral requirements. In addition, a ratings downgrade could have a negative impact on other funding sources such as secured financing and other margined transactions for which there may be no explicit triggers, and on contractual provisions and other credit requirements of Citi’s counterparties and clients that may contain minimum ratings thresholds in order for Citi to hold third-party funds. Some entities could have ratings limitations on their permissible counterparties, of which Citi may or may not be aware.
Furthermore, a credit ratings downgrade could have impacts that may not be currently known to Citi or are not possible to quantify. Certain of Citi’s corporate customers and trading counterparties, among other clients, could re-evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi in response to ratings downgrades. Changes in customer and counterparty behavior could impact not only Citi’s funding and liquidity but also the results of operations of certain Citi businesses. For additional information on the potential impact of a reduction in Citi’s or Citibank’s credit ratings, see “Managing Global Risk—Liquidity Risk” below.

COMPLIANCE RISKS

Ongoing Interpretation and Implementation of Regulatory and Legislative Requirements and Changes in the U.S. and Globally Have Increased Citi’s Compliance and Other Risks and Costs.
Citi is continually required to interpret and implement extensive and frequently changing regulatory and legislative requirements, resulting in substantial compliance, regulatory and other risks and costs. In addition, there are heightened regulatory scrutiny and expectations in the U.S. and globally for large financial institutions, as well as their employees and agents, with respect to, among other things, governance, risk management practices and controls. A failure to comply with these requirements and expectations or resolve any identified deficiencies could result in increased regulatory oversight and restrictions.
Over the past several years, Citi has been required to implement a significant number of regulatory and legislative changes across all of its businesses and functions, and these changes continue. The changes themselves may be complex and subject to interpretation, and will require continued investments in Citi’s global operations and technology solutions. In some cases, Citi’s implementation of a regulatory or legislative requirement is occurring simultaneously with changing or conflicting regulatory guidance, legal challenges or legislative action to modify or repeal existing rules or enact new rules. Moreover, in some cases, there have been entirely new regulatory or legislative requirements or regimes, resulting in large volumes of regulation and potential uncertainty regarding regulatory expectations as to what is required in order to be in compliance.
Examples of regulatory or legislative changes that have resulted in increased compliance risks and costs include (i) a proliferation of laws relating to the limitation of cross-border data movement and/or collection and use of customer information, including data localization and protection and privacy laws, which also can conflict with or increase compliance complexity with respect to other laws, including anti-money laundering laws; and (ii) the FRB’s “total loss absorbing capacity” (TLAC) requirements, including, among other things, consequences of a breach of the clean holding company requirements, given there are no cure periods for the requirements.
Increased and ongoing compliance requirements and uncertainties have resulted in higher costs for Citi. For example, Citi employed roughly 30,000 risk, regulatory and compliance staff as of year-end 2019, out of a total employee population of 200,000, compared to approximately 14,000 as of year-end 2008 with a total employee population of 323,000. These higher compliance costs can require management to incur additional expense, including potentially away from ongoing business investment initiatives.
Extensive and changing compliance requirements can also result in increased reputational and legal risks for Citi, as failure to comply with regulations and requirements, or failure to comply with regulatory expectations, can result in enforcement and/or regulatory proceedings (for additional discussion, see the legal and regulatory proceedings risk factor below).

Citi Is Subject to Extensive Legal and Regulatory Proceedings, Examinations, Investigations and Inquiries That Could Result in Significant Penalties and Other Negative Impacts on Citi, Its Businesses and Results of Operations.
At any given time, Citi is defending a significant number of legal and regulatory proceedings and is subject to numerous governmental and regulatory examinations, investigations and other inquiries. The global judicial, regulatory and political environment has generally been challenging for large financial institutions. The complexity of the federal and state regulatory and enforcement regimes in the U.S., coupled with the global scope of Citi’s operations, also means that a single event or issue may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies and authorities in the U.S. or by multiple regulators and other governmental entities in different jurisdictions, as well as multiple civil litigation claims in multiple jurisdictions. Citi can be subject to enforcement proceedings not only because of violations of law and regulation, but also due to a failure, as determined by its regulators, to have adequate policies and procedures, or to remedy deficiencies on a timely basis.
U.S. and non-U.S. regulators have been increasingly focused on “conduct risk,” a term used to describe the risks associated with behavior by employees and agents, including third parties, that could harm clients, customers or the integrity of the markets, such as improperly creating, selling, marketing or managing products and services or improper incentive compensation programs with respect thereto, failures to safeguard a party’s personal information, or failures to identify and manage conflicts of interest. In addition to the greater focus on conduct risk, the heightened scrutiny and expectations generally from regulators could lead to investigations and other inquiries, as well as remediation requirements, more regulatory or other enforcement proceedings, civil litigation and higher compliance and other risks and costs.
Further, while Citi takes numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, customers or the integrity of the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms, including Citi. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in Citi’s culture, such focus could also lead to additional regulatory proceedings.
In addition, the severity of the remedies sought in legal and regulatory proceedings to which Citi is subject has remained elevated. U.S. and certain international governmental entities have increasingly brought criminal actions against, or have sought criminal convictions from, financial institutions and individual employees, and criminal prosecutors in the U.S. have increasingly sought and obtained criminal guilty pleas or deferred prosecution agreements against corporate entities and individuals and other criminal sanctions from those institutions and individuals. These types of actions by U.S. and international governmental entities may, in the future, have significant collateral consequences for a financial institution, including loss of customers and business, and the inability to offer certain products or services and/or operate certain businesses. Citi may be required to accept or be subject to similar types of criminal remedies, consent orders, sanctions, substantial fines and penalties, remediation and other financial costs or other requirements in the future, including for matters or practices not yet known to Citi, any of which could materially and negatively affect Citi’s businesses, business practices, financial condition or results of operations, require material changes in Citi’s operations or cause Citi reputational harm.
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

This page intentionally left blank.

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
Risk management must be built on a foundation of ethical culture. Under Citi’s mission and value proposition, which was developed by its senior leadership and distributed throughout the Company, Citi strives to serve its clients as a trusted partner by responsibly providing financial services that enable growth and economic progress while earning and maintaining the public’s trust by constantly adhering to the highest ethical standards. As such, Citi asks all employees to ensure that their decisions pass three tests: they are in Citi’s clients’ interests, create economic value and are always systemically responsible. In addition, Citi evaluates employees’ performance against behavioral expectations set out in Citi’s leadership standards, which were designed in part to effectuate Citi’s mission and value proposition. Other culture-related efforts in connection with conduct risk, ethics and leadership, escalation and treating customers fairly help Citi to execute its mission and value proposition.
Citi’s Company-wide risk governance framework consists of the key policies, standards and processes through which Citi identifies, assesses, measures, monitors and controls risks across the Company. It also emphasizes Citi’s risk culture and lays out standards, procedures and programs that are designed to set, reinforce and enhance the Company’s risk culture, integrate its values and conduct expectations into the organization, providing employees with tools to assist them with making prudent and ethical risk decisions and to escalate issues appropriately.
Citi selectively takes risks in support of its underlying customer-centric strategy. Citi’s objective is to ensure that those risks are consistent with its mission and value proposition and principle of responsible finance; that they are identified, assessed, measured, monitored and controlled; and that they are captured in Citi’s risk/reward assessment.
Citi’s risk appetite framework, which is approved by the Citigroup Board of Directors, includes both a risk appetite statement, which articulates the aggregate level and types of risk that Citi is willing to accept in order to achieve its business objectives, as well as the overall approach through which risk appetite is established, communicated and monitored. It is built on quantitative boundaries, which include risk limits or thresholds, and on qualitative principles to guide behavior. Citi’s risk appetite framework is comprehensive, incorporating all risks, enterprise-wide and applicable across products, functions and geographies.

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

•
Market risk (including price risk and interest rate risk) is the risk of loss arising from changes in the value of Citi’s assets and liabilities resulting from changes in market variables, such as interest rates, exchange rates or credit spreads. Losses can be exacerbated by the negative convexity of positions, as well as the presence of basis or correlation risks.

•
Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems, human factors or from external events. It includes the reputation and franchise risk impact associated with business practices or market conduct in which Citi is involved. It also includes the risk of failing to comply with applicable laws and regulations, but excludes strategic risk (see below).

•
Compliance risk is the risk to current or projected financial conditions and resilience arising from violations of laws, rules or regulations, or from nonconformance with prescribed practices, internal policies and procedures or ethical standards. It also includes the exposure to litigation (known as legal risk) from all aspects of banking, traditional and nontraditional. Compliance risk spans across all risk types outlined in the risk governance framework.

•	Reputation risk is the risk to current or projected financial conditions and resilience arising from negative public opinion.

•
Strategic risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from poor but authorized business decisions (in compliance with regulations, policies and procedures), an inability to adapt to changes in the operating environment or other external factors that may impair the ability to carry out a business strategy. Strategic risk also includes:

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

Citi manages its risks through a “three lines of defense” model: (i) business management; (ii) Independent Risk Management and Independent Compliance Risk Management and other control functions; and (iii) Internal Audit. The three lines of defense collaborate with each other in structured forums and processes to bring together various perspectives and to lead the organization toward outcomes that are in clients’ interests, that create economic value and that are systemically responsible.

First Line of Defense: Business Management
Through Citi’s business management (“frontline units” or the “first line of defense”), each business owns the risks inherent in or arising from its businesses, and is responsible for identifying, assessing and controlling those risks to ensure they are within risk appetite, establishing and operating controls to mitigate those risks, including concentration risks, performing manager assessments of the design and effectiveness of internal controls, implementing appropriate procedures to fulfill its risk governance responsibilities and promoting a culture of compliance and control.
The first line of defense is composed of Citi’s businesses (Institutional Clients Group (ICG) and Global Consumer Bank (GCB)), supporting clients globally as well as in regions and countries that execute Citi’s strategy locally. In addition, there are functional teams, such as Enterprise Infrastructure, Operations and Technology (EIO&T) that support the Citi CEO in a first line capacity. The CEOs of each region, business, EIO&T and certain functional teams report to the Citigroup CEO.
Businesses at Citi organize and chair committees, councils, steering groups and other forums that cover risk considerations with participation from Independent Risk Management, Independent Compliance Risk Management and other control functions. These are often conducted across lines of defense and may include matters related to capital, assets and liabilities, business practices, business risks and controls, mergers and acquisitions, the Community Reinvestment Act and fair lending and incentives.

Second Line of Defense: Independent Risk Management; Control Functions
Citi’s Independent Risk Management (IRM) and Independent Compliance Risk Management (ICRM) together with other control functions (Finance, Human Resources, Legal) set standards that Citi and its businesses and products are required to adhere to in order to manage and oversee risks, including conformance with applicable laws, regulatory requirements, policies and other relevant standards of ethical conduct. IRM and ICRM provide credible challenge to first line units in their assessment and management of risk. In addition, among other responsibilities, IRM, ICRM and the control functions provide advice and training to Citi’s businesses and establish tools, methodologies, processes and oversight of controls used by the businesses to foster a culture of compliance and control. Where certain activities of control functions constitute first line activity, such activities are subject to appropriate review and challenge.

Independent Risk Management
The Independent Risk Management organization sets standards for the business and actively manages and oversees aggregate credit, market (price, FX and interest rate), liquidity, strategic, operational, compliance and reputation risks across the Company, including risks that span categories, such as concentration risk.
Independent Risk Management is organized to align to businesses, regions, risk types and to Citi-wide, cross-risk functions or processes. There are teams that report to an independent Chief Risk Officer (CRO) for Citi’s businesses (business CROs) and regions (regional CROs). In addition, there are teams that report to the heads for certain risk categories (e.g., Global Market Risk) and for certain foundational risk areas (e.g., Global Risk Review). All of the risk heads, together with the business and regional CROs, report to the Citigroup CRO.
The head of Independent Risk Management is the Citigroup CRO, who reports directly to the Citigroup CEO and to the Citigroup Risk Management Committee (RMC) of the Board of Directors. As part of its responsibilities, the RMC approves the appointment and removal of the CRO. The CRO has regular and unrestricted access to the full Citigroup Board, as well as the Risk Management Committee of the Board, to discuss risks and issues identified through Independent Risk Management’s activities, including instances in which the CRO’s assessment differs from that of the business or the CEO, and instances in which the business or the CEO may not be adhering to the risk governance framework.

Independent Compliance Risk Management
The Independent Compliance Risk Management organization is an independent risk management function that is designed to oversee and credibly challenge products, functions, jurisdictional activities and legal entities in managing compliance risk, as well as promoting business conduct and activity that is consistent with Citi’s mission and value proposition and the compliance risk appetite. Citi’s objective is to embed an enterprise-wide compliance risk management framework and culture that identifies, escalates, measures, monitors, reports and controls compliance risk across the three lines of defense. For further information on Citi’s compliance risk framework, see “Compliance Risk” below.
The Citigroup Chief Compliance Officer reports to the Citigroup CEO and has regular and unrestricted access to committees of the Citigroup and Citibank Boards of Directors, including the Audit Committees, Risk Management Committees and the Ethics, Conduct and Culture Committee of the Citigroup Board.

Human Resources
Human Resources (HR) provides leadership with respect to Citi’s human capital strategy, which is primarily focused on ensuring employees are appropriately rewarded for demonstrating Citi values and leadership standards and for maintaining a pipeline of new and developing talent to meet Citi’s changing business needs.

HR is primarily composed of and organized around the core global disciplines of compensation and benefits, performance management, talent acquisition, talent and diversity and workforce relations, with consideration for support to Citi businesses, products and functions and second line of defense responsibilities. Through its disciplines, HR advises business management, escalates identified risks and establishes policies, standards or processes to manage risk.
The Head of HR reports to the Citigroup CEO and interacts regularly with the Personnel and Compensation Committee of the Citigroup Board of Directors. In addition, the Head of HR has regular and unrestricted access to the full Citigroup Board of Directors, as well as to the Audit Committee of the Board of Directors.

Legal
Citi Legal is responsible for advising Citi’s lines of business and control functions in order to facilitate the prudent management of Citi’s exposure to legal risk.
Citi Legal’s organizational structure is designed to insulate it from potential conflicts of interest that could undermine its role in providing advice in regard to legal obligations and exposures of Citi.
Activities within Citi Legal include providing legal advice to Citi’s businesses and other functions on the interpretation of legal and regulatory requirements, including contractual requirements, and on managing and mitigating legal exposure based on a proper understanding of legal requirements; providing legal advice to promote the reporting of Citi’s and its subsidiaries obligations to identify legal matters to regulators and investors, as required by law; helping to identify current and emerging legal risks that arise in the context of Citi’s provision of products and services to its clients; attending meetings of the Board of Directors and committees of the Board to facilitate the oversight role of these bodies; and participating in management committees and forums where legal risk should be considered and evaluated.
The General Counsel leads Citi Legal and reports directly to the Citigroup CEO. The General Counsel meets regularly with the Board of Directors, the Audit Committee, the Risk Management Committee, the Ethics, Conduct and Culture Committee and the Nomination, Governance and Public Affairs Committee and is involved in the discussion of legal issues that arise in the context of items being presented to the Board and its committees.

Finance
Finance’s mission is to serve as an advisor to the business, delivering timely, accurate and complete information to each of its constituencies, accompanied by insightful analytics, and operating in a cost-efficient manner with highly effective controls.
The Finance organization, led by the Chief Financial Officer (CFO), is composed of a set of core, global disciplines (capital planning, controllers, corporate M&A, corporate treasury, financial planning and analysis, investor relations and tax). Through the disciplines, Finance advises business management, escalates identified risks and establishes policies, standards or processes to manage risk. Also reporting to the Citigroup CFO are a set of product, geographical and legal entity Finance Officers who, along with their teams, interact with the global finance disciplines in the execution of their responsibilities.
Citi’s CFO reports directly to the Citigroup CEO. The CFO chairs or co-chairs several management committees that serve as key governance and oversight forums for business activities. In addition, the CFO has regular and unrestricted access to the full Citigroup Board of Directors as well as to the Audit Committee of the Board of Directors.

Third Line of Defense: Internal Audit
The role of Internal Audit is to provide independent and timely assurance to the Citigroup and Citibank Boards, the Audit Committees of the Boards, senior management and regulators regarding the effectiveness of governance, risk management and controls that mitigate current and evolving risks and enhance the control culture within Citi.
The Internal Audit function has designated Chief Auditors responsible for assessing the design and effectiveness of controls within the various business units, functions, geographies and legal entities in which Citi operates, including specific Chief Auditors for Finance, ICRM and Independent Risk Management.
The Citigroup Chief Auditor manages Internal Audit and reports functionally to the Chair of the Citigroup Audit Committee and administratively to the CEO of Citigroup. Internal Audit’s responsibilities are carried out independently under the oversight of the Audit Committees, and Internal Audit employees accordingly report to the Citigroup Chief Auditor and do not have reporting lines to either first or second line of defense management.

Citigroup Board of Directors and Committees of the Board
Citigroup’s Board of Directors actively oversees Citi’s risk-taking activities and holds management accountable for adhering to the risk governance framework. Directors review reports prepared by and receive presentations from management, and exercise independent judgment to question, probe and challenge recommendations of and decisions made by management.
The standing committees of the Citigroup Board of Directors are the Executive Committee, Risk Management Committee, Audit Committee, Personnel and Compensation Committee, Ethics, Conduct and Culture Committee, Operations and Technology Committee and Nomination, Governance and Public Affairs Committee. In addition to the standing committees, the Board establishes additional committees as necessary or appropriate in response to regulatory, legal or other requirements.

CREDIT RISK

Overview
Credit risk is the risk of loss resulting from the decline in credit quality or the failure of a borrower, counterparty, third party or issuer to honor its financial or contractual obligations. Credit risk arises in many of Citigroup’s business activities, including:

•	consumer, commercial and corporate lending;

•	capital markets derivative transactions;

•	structured finance; and

•	securities financing transactions (repurchase and reverse repurchase agreements, and securities loaned and borrowed).

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
With respect to Citi’s settlement and clearing activities, intraday client usage of lines is monitored against limits, as well as against usage patterns. To the extent that a problem develops, Citi typically moves the client to a secured (collateralized) operating model. Generally, Citi’s intraday settlement and clearing lines are uncommitted and cancelable at any time.
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

CONSUMER CREDIT
Citi provides traditional retail banking, including small business banking, and credit card products in 19 countries and jurisdictions through North America GCB, Latin America GCB and Asia GCB. The retail banking products include consumer mortgages, home equity, personal and small business loans and lines of credit and similar related products with a focus on lending to prime customers. Citi uses its risk appetite framework to define its lending parameters. In addition, Citi uses proprietary scoring models for new customer approvals.
As stated in “Global Consumer Banking” above, GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies. As of the fourth quarter of 2019, Citi’s commercial banking businesses previously reported as part of GCB in North America, Latin America and Asia, including approximately $28 billion in end-of-period loans, are now reported in ICG for all periods presented.

Consumer Credit Portfolio
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	4Q’18	1Q’19	2Q’19	3Q’19	4Q’19
Retail banking:
Mortgages	$80.6	$80.8	$81.9	$83.0	$85.1
Personal, small business and other	37.0	37.3	37.8	37.6	39.7
Total retail banking	$117.6	$118.1	$119.7	$120.6	$124.8
Cards:
Citi-branded cards	$116.8	$111.4	$115.5	$115.8	$122.2
Citi retail services	52.7	48.9	49.6	50.0	52.9
Total cards	$169.5	$160.3	$165.1	$165.8	$175.1
Total GCB	$287.1	$278.4	$284.8	$286.4	$299.9
GCB regional distribution:
North America	67%	66%	66%	66%	66%
Latin America	6	6	6	6	6
Asia(2)	27	28	28	28	28
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$15.3	$12.6	$11.7	$11.0	$9.6
Total consumer loans	$302.4	$291.0	$296.5	$297.4	$309.5

(1)	End-of-period loans include interest and fees on credit cards.

(2)	Asia includes loans and leases in certain EMEA countries for all periods presented.

(3)	Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s end-of-period consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends
The following charts show the quarterly trends in delinquencies (90+ days past due (90+ DPD) ratio) and the net credit losses (NCL) ratio across both retail banking and cards for total GCB and by region.

Global Consumer Banking

North America GCB

North America GCB provides mortgage, home equity, small business and personal loans through Citi’s retail banking network and card products through Citi-branded cards and Citi retail services businesses. The retail bank is concentrated in six major metropolitan cities in the United States (for additional information on the U.S. retail bank, see “North America GCB” above).
As of December 31, 2019, approximately 75% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the net credit loss rate in North America GCB increased quarter-over-quarter, primarily driven by seasonality in Citi retail services portfolios. The 90+ days past due delinquency rate also increased quarter-over-quarter, primarily due to seasonality in the cards portfolios.
The net credit loss rate and 90+ days past due delinquency rate increased year-over-year, primarily driven by seasoning of more recent vintages in Citi-branded cards and an increase in net flow rates in later delinquency buckets in Citi retail services.

Latin America GCB

Latin America GCB operates in Mexico through
Citibanamex, one of Mexico’s largest banks, and provides
credit cards, consumer mortgages and small business and personal loans. Latin America GCB serves a more mass-market segment in Mexico and focuses on developing multi-product relationships with customers.
As shown in the chart above, the net credit loss rate in Latin America GCB decreased quarter-over-quarter, primarily due to seasonality in the cards portfolio, while the 90+ days past due delinquency rate remained broadly stable.
The net credit loss and 90+ days past due rate decreased year-over-year, primarily due to the growth in recent vintages for cards as well as a slower pace of acquisitions in the retail portfolios during 2019.

Asia(1) GCB

(1)	Asia includes GCB activities in certain EMEA countries for all periods presented.

Asia GCB operates in 17 countries in Asia and EMEA
and provides credit cards, consumer mortgages and small business and personal loans.
As shown in the chart above, the net credit loss rate in Asia GCB decreased quarter-over-quarter, primarily due to seasonality, while the 90+ days past due delinquency rate remained broadly stable quarter-over-quarter. Year-over-year, the net credit loss and the 90+ days past due delinquency rate remained broadly stable.
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

Credit Card Trends
The following charts show the quarterly trends in delinquencies and net credit losses for total GCB cards, North America Citi-branded cards and Citi retail services portfolios, as well as for Citi’s Latin America and Asia Citi-branded cards portfolios.

Global Cards

North America Citi-Branded Cards

North America GCB’s Citi-branded cards portfolio issues proprietary and co-branded cards. As shown in the chart above, the net credit loss rate in North America Citi-branded cards was relatively stable quarter-over-quarter, while the 90+ days past due delinquency rate increased, driven by seasonality.
The net credit loss and 90+ days past due delinquency rate increased year-over-year, primarily driven by seasoning of more recent vintages.

North America Citi Retail Services

Citi retail services partners directly with more than 20 retailers and dealers to offer private label and co-branded cards. Citi retail services’ target market is focused on select industry segments such as home improvement, specialty retail, consumer electronics and fuel.
Citi retail services continually evaluates opportunities to add partners within target industries that have strong loyalty, lending or payment programs and growth potential.
As shown in the chart above, the net credit loss and 90+ days past due delinquency rate in Citi retail services increased quarter-over-quarter, primarily due to seasonality.
The net credit loss rate and 90+ days past due delinquency rate increased year-over-year, primarily driven by an increase in net flow rates in later delinquency buckets.

Latin America Citi-Branded Cards

Latin America GCB issues proprietary and co-branded cards. As shown in the chart above, the net credit loss rate in Latin America Citi-branded cards decreased quarter-over-quarter, primarily due to seasonality, while the 90+ days past due delinquency rate remained stable.
The net credit loss and 90+ days past due delinquency rate decreased year-over-year, primarily due to growth in recent vintages.

Asia Citi-Branded Cards(1)

(1)	Asia includes loans and leases in certain EMEA countries for all periods presented.

Asia GCB issues proprietary and co-branded cards.
As set forth in the chart above, the net credit loss rate in Asia Citi-branded cards decreased quarter-over-quarter, primarily due to seasonality, while the 90+ days past due delinquency rate remained broadly stable.
Year-over-year, the net credit loss rate and 90+ days past due delinquency rate remained broadly stable.
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

Citi-Branded Cards

FICO distribution(1)	Dec 31, 2019	Sept. 30, 2019	Dec 31, 2018
> 760	42%	41%	42%
680–760	41	41	41
< 680	17	18	17
Total	100%	100%	100%

Citi Retail Services

FICO distribution(1)	Dec 31, 2019	Sept. 30, 2019	Dec 31, 2018
> 760	25%	24%	25%
680–760	42	43	42
< 680	33	33	33
Total	100%	100%	100%

(1)	The FICO bands in the tables are consistent with general industry peer presentations.

Both the Citi-branded cards’ and Citi retail services’ cards FICO distributions remained stable as of year-end 2019.
For additional information on FICO scores, see Note 14 to the Consolidated Financial Statements.

Additional Consumer Credit Details

Consumer Loan Delinquencies and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
	December 31,	December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions	2019	2019	2018	2017	2019	2018	2017
Global Consumer Banking(3)(4)
Total	$299.9	$2,737	$2,550	$2,378	$3,001	$2,864	$2,687
Ratio		0.91%	0.89%	0.84%	1.00%	1.00%	0.95%
Retail banking
Total	$124.8	$438	$416	$415	$816	$752	$747
Ratio		0.35%	0.36%	0.35%	0.66%	0.64%	0.64%
North America	50.3	146	135	134	334	265	256
Ratio		0.29%	0.29%	0.29%	0.67%	0.56%	0.55%
Latin America	11.7	106	108	112	180	185	181
Ratio		0.91%	0.95%	0.96%	1.54%	1.62%	1.55%
Asia(5)	62.8	186	173	169	302	302	310
Ratio		0.30%	0.30%	0.29%	0.48%	0.52%	0.52%
Cards
Total	$175.1	$2,299	$2,134	$1,963	$2,185	$2,112	$1,940
Ratio		1.31%	1.26%	1.19%	1.25%	1.25%	1.18%
North America—Citi-branded	96.3	915	812	768	814	755	698
Ratio		0.95%	0.88%	0.85%	0.85%	0.82%	0.77%
North America—Citi retail services	52.9	1,012	952	845	945	932	830
Ratio		1.91%	1.81%	1.72%	1.79%	1.77%	1.69%
Latin America	6.0	165	171	151	159	170	153
Ratio		2.75%	3.00%	2.80%	2.65%	2.98%	2.83%
Asia(5)	19.9	207	199	199	267	255	259
Ratio		1.04%	1.03%	1.01%	1.34%	1.32%	1.31%
Corporate/Other—Consumer(6)
Total	$9.6	$278	$382	$557	$295	$362	$542
Ratio		3.02%	2.63%	2.58%	3.21%	2.50%	2.51%
Total Citigroup	$309.5	$3,015	$2,932	$2,935	$3,296	$3,226	$3,229
Ratio		0.98%	0.97%	0.91%	1.07%	1.07%	1.06%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides within the agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $135 million ($0.5 billion), $211 million ($0.7 billion) and $305 million ($0.8 billion) at December 31, 2019, 2018 and 2017, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $72 million, $86 million and $93 million at December 31, 2019, 2018 and 2017, respectively.

(5)	Asia includes delinquencies and loans in certain EMEA countries for all periods presented.

(6)
The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides within the agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $172 million ($0.4 billion), $367 million ($0.8 billion) and $663 million ($1.2 billion) at December 31, 2019, 2018 and 2017, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $55 million, $122 million and $164 million at December 31, 2019, 2018 and 2017, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)
In millions of dollars, except average loan amounts in billions	2019	2019	2018	2017
Global Consumer Banking
Total	$284.1	$7,382	$6,884	$6,462
Ratio		2.60%	2.48%	2.39%
Retail banking
Total	$119.7	$910	$913	$923
Ratio		0.76%	0.78%	0.79%
North America	48.5	161	126	135
Ratio		0.33	0.27	0.29
Latin America	11.5	494	545	550
Ratio		4.30	4.58	4.40
Asia(4)	59.7	255	242	238
Ratio		0.43	0.41	0.42
Cards
Total	$164.4	$6,472	$5,971	$5,539
Ratio		3.94%	3.72%	3.60%
North America—Citi-branded	89.8	2,864	2,602	2,447
Ratio		3.19	2.97	2.90
North America—Citi retail services	49.9	2,558	2,357	2,155
Ratio		5.13	4.88	4.73
Latin America	5.7	615	586	533
Ratio		10.79	10.65	10.06
Asia(4)	19.0	435	426	404
Ratio		2.29	2.25	2.17
Corporate/Other—Consumer(3)
Total	$11.9	$(6)	$24	$156
Ratio		(0.05)%	0.14%	0.57%
International	—	—	42	82
Ratio		—	6.00	4.32
North America	11.9	(6)	(18)	74
Ratio		(0.05)	NM	0.29
Other(5)	—	—	—	(21)
Total Citigroup	$296.0	$7,376	$6,908	$6,597
Ratio		2.49%	2.33%	2.22%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
As a result of Citigroup's entry into agreements in 2016 to sell its Argentina and Brazil consumer banking businesses, these businesses were classified as HFS at the end of the fourth quarter of 2016. Loans HFS are excluded from this table as they are recorded in Other assets. In addition, as a result of HFS accounting treatment, approximately $128 million of net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) during 2017. Accordingly, these NCLs are not included in this table. The sales of the Argentina and Brazil consumer banking businesses were completed in 2017.

(4)	Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

(5)	2017 NCLs reflected a recovery related to legacy assets.

Loan Maturities and Fixed/Variable Pricing of
U.S. Consumer Mortgages

In millions of dollars at December 31, 2019	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total
U.S. consumer mortgage loan portfolio
Residential first mortgages	$3	$118	$46,887	$47,008
Home equity loans	92	330	8,801	9,223
Total	$95	$448	$55,688	$56,231
Fixed/variable pricing of U.S. consumer mortgage loans with maturities due after one year
Loans at fixed interest rates		$430	$35,975
Loans at floating or adjustable interest rates		18	19,713
Total		$448	$55,688

CORPORATE CREDIT
Consistent with its overall strategy, Citi’s corporate clients are typically large, multinational corporations that value the depth and breadth of Citi’s global network. Citi aims to establish relationships with these clients that, consistent with client needs, encompass multiple products, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory. As of the fourth quarter of 2019, Citi’s commercial banking businesses previously reported as part of GCB in North America, Latin America and Asia, including approximately $28 billion in end-of-period loans, are now reported in ICG for all periods presented.

Corporate Credit Portfolio
The following table presents Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	December 31, 2019				September 30, 2019				December 31, 2018
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$141	$117	$23	$281	$150	$115	$24	$289	$144	$119	$23	$286
Unfunded lending commitments (off-balance sheet)(2)	145	249	17	411	133	250	16	399	111	253	18	382
Total exposure	$286	$366	$40	$692	$283	$365	$40	$688	$255	$372	$41	$668

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse by geography and counterparty. The following table shows the regional percentages of this portfolio based on Citi’s internal management geography:

	December 31, 2019	September 30, 2019	December 31, 2018
North America	55%	55%	54%
EMEA	26	26	26
Asia	12	12	12
Latin America	7	7	8
Total	100%	100%	100%

The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products. Counterparty risk ratings reflect an estimated probability of default for a counterparty and are derived by leveraging validated statistical models, scorecard models and external agency ratings (under defined circumstances), in combination with consideration of factors specific to the obligor or market, such as management experience, competitive position and regulatory environment and commodity prices. Facility risk ratings are assigned that reflect the probability of default of the obligor and factors that affect the loss given default of the facility, such as support or collateral. Internal obligor ratings that generally correspond to
BBB and above are considered investment grade, while those below are considered non-investment grade.
Citigroup has also incorporated environmental factors such as climate risk assessment and reporting criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor’s business and physical assets and, when relevant, consideration of cost-effective options to reduce greenhouse gas emissions.
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	December 31, 2019	September 30, 2019	December 31, 2018
AAA/AA/A	46%	46%	47%
BBB	36	36	35
BB/B	16	16	17
CCC or below	2	2	1
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	December 31, 2019	September 30, 2019	December 31, 2018
Transportation and industrial	21%	21%	22%
Consumer retail and health	17	17	17
Technology, media and telecom	12	12	13
Power, chemicals, metals and mining	11	10	10
Banks/broker-dealers/finance companies	8	8	8
Real estate	8	8	8
Energy and commodities	8	8	8
Public sector	4	4	5
Insurance and special purpose entities	4	4	4
Hedge funds	4	4	4
Other industries	3	4	1
Total	100%	100%	100%

For additional information on Citi’s corporate credit portfolio, see Note 14 to the Consolidated Financial Statements.

Credit Risk Mitigation
As part of its overall risk management activities, Citigroup uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its corporate credit portfolio, in addition to outright asset sales. Citi may enter into partial-term hedges as well as full-term hedges. In advance of the expiration of partial-term hedges, Citi will determine, among other factors, the economic feasibility of hedging the remaining life of the instrument. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected primarily in Principal transactions in the Consolidated Statement of Income.
At December 31, 2019, September 30, 2019 and December 31, 2018, Citigroup had economic hedges in place on the corporate credit portfolio of $35.2 billion, $29.5 billion and $30.2 billion, respectively. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	December 31, 2019	September 30, 2019	December 31, 2018
AAA/AA/A	32%	34%	35%
BBB	51	48	50
BB/B	15	17	14
CCC or below	2	1	1
Total	100%	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	December 31, 2019	September 30, 2019	December 31, 2018
Transportation and industrial	24%	23%	23%
Technology, media and telecom	19	19	17
Consumer retail and health	18	16	16
Power, chemicals, metals and mining	15	14	15
Energy and commodities	9	9	11
Insurance and special purpose entities	7	5	6
Banks/broker-dealers/finance companies	3	5	4
Public sector	3	4	3
Real estate	2	4	4
Other industries	—	1	1
Total	100%	100%	100%

Loan Maturities and Fixed/Variable Pricing of Corporate
Loans

In millions of dollars at December 31, 2019	Due within 1 year	Over 1 year but within 5 years	Over 5 years	Total
Corporate loans
In U.S. offices
Commercial and industrial loans	$20,679	$21,623	$13,627	$55,929
Financial institutions	19,938	20,846	13,138	53,922
Mortgage and real estate	19,735	20,633	13,003	53,371
Installment, revolving credit and other	11,550	12,077	7,611	31,238
Lease financing	477	499	314	1,290
In offices outside the U.S.	124,384	59,295	10,506	194,185
Total corporate loans	$196,763	$134,973	$58,199	$389,935
Fixed/variable pricing of corporate loans with maturities due after one year(1)
Loans at fixed interest rates		$22,432	$20,676
Loans at floating or adjustable interest rates		112,541	37,523
Total		$134,973	$58,199

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 22 to the Consolidated Financial Statements.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	December 31,
In millions of dollars	2019	2018	2017	2016	2015
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$47,008	$47,412	$49,375	$53,131	$56,872
Home equity loans(2)	9,223	11,543	14,827	19,454	22,745
Credit cards	149,163	144,542	139,718	133,297	113,352
Personal, small business and other	3,699	4,046	4,140	5,290	5,396
Total	$209,093	$207,543	$208,060	$211,172	$198,365
In offices outside North America(1)
Residential first mortgages(2)	$37,686	$35,972	$37,419	$35,336	$40,139
Credit cards	25,909	24,951	25,727	23,055	26,617
Personal, small business and other	36,860	33,894	34,608	31,153	35,980
Total	$100,455	$94,817	$97,754	$89,544	$102,736
Consumer loans, net of unearned income(3)	$309,548	$302,360	$305,814	$300,716	$301,101
Corporate loans
In North America offices(1)
Commercial and industrial	$55,929	$60,861	$60,219	$57,886	$53,611
Financial institutions	53,922	48,447	39,128	35,517	36,425
Mortgage and real estate(2)	53,371	50,124	44,683	38,691	32,623
Installment, revolving credit and other	31,238	32,425	31,932	31,194	30,426
Lease financing	1,290	1,429	1,470	1,518	1,780
Total	$195,750	$193,286	$177,432	$164,806	$154,865
In offices outside North America(1)
Commercial and industrial	$112,668	$114,029	$113,178	$100,532	$99,442
Financial institutions	40,211	36,837	35,273	26,886	28,704
Mortgage and real estate(2)	9,780	7,376	7,309	5,363	5,106
Installment, revolving credit and other	27,303	25,685	22,638	19,965	23,185
Lease financing	95	103	190	251	303
Governments and official institutions	4,128	4,520	5,200	5,850	4,911
Total	$194,185	$188,550	$183,788	$158,847	$161,651
Corporate loans, net of unearned income(4)	$389,935	$381,836	$361,220	$323,653	$316,516
Total loans—net of unearned income	$699,483	$684,196	$667,034	$624,369	$617,617
Allowance for loan losses—on drawn exposures	(12,783)	(12,315)	(12,355)	(12,060)	(12,626)
Total loans—net of unearned income and allowance for credit losses	$686,700	$671,881	$654,679	$612,309	$604,991
Allowance for loan losses as a percentage of total loans— net of unearned income(5)	1.84%	1.81%	1.86%	1.94%	2.06%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	3.20%	3.14%	3.08%	2.94%	3.08%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.75%	0.74%	0.82%	1.01%	1.08%

(1)
North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification of corporate loans between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.

(2)	Loans secured primarily by real estate.

(3)
Consumer loans are net of unearned income of $783 million, $742 million, $768 million, $803 million and $850 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

(4)
Corporate loans are net of unearned income of $(814) million, $(855) million, $(794) million, $(730) million and $(686) million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

(5)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

In millions of dollars	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of period	$12,315	$12,355	$12,060	$12,626	$15,994
Provision for loan losses
Consumer	$7,751	$7,258	$7,329	$6,207	$6,073
Corporate	467	96	174	542	1,035
Total	$8,218	$7,354	$7,503	$6,749	$7,108
Gross credit losses
Consumer
In U.S. offices	$6,538	$5,971	$5,664	$4,874	$5,439
In offices outside the U.S.	2,316	2,351	2,377	2,594	3,077
Corporate
Commercial and industrial, and other
In U.S. offices	265	121	223	370	173
In offices outside the U.S.	196	208	401	334	297
Loans to financial institutions
In U.S. offices	—	3	3	5	—
In offices outside the U.S.	3	7	1	5	4
Mortgage and real estate
In U.S. offices	23	2	2	34	8
In offices outside the U.S.	—	2	2	6	43
Total	$9,341	$8,665	$8,673	$8,222	$9,041
Credit recoveries(1)
Consumer
In U.S. offices	$975	$912	$892	$972	$954
In offices outside the U.S.	503	502	552	576	642
Corporate
Commercial and industrial, and other
In U.S. offices	28	47	31	31	43
In offices outside the U.S.	59	78	117	79	84
Loans to financial institutions
In U.S. offices	—	—	1	1	7
In offices outside the U.S.	—	3	1	1	2
Mortgage and real estate
In U.S. offices	8	6	2	1	7
In offices outside the U.S.	—	4	1	—	—
Total	$1,573	$1,552	$1,597	$1,661	$1,739
Net credit losses
In U.S. offices	$5,815	$5,132	$4,966	$4,278	$4,609
In offices outside the U.S.	1,953	1,981	2,110	2,283	2,693
Total	$7,768	$7,113	$7,076	$6,561	$7,302
Other—net(2)(3)(4)(5)(6)(7)(8)	$18	$(281)	$(132)	$(754)	$(3,174)
Allowance for loan losses at end of period	$12,783	$12,315	$12,355	$12,060	$12,626
Allowance for loan losses as a percentage of total loans(9)	1.84%	1.81%	1.86%	1.94%	2.06%
Allowance for unfunded lending commitments(8)(10)	$1,456	$1,367	$1,258	$1,418	$1,402
Total allowance for loan losses and unfunded lending commitments	$14,239	$13,682	$13,613	$13,478	$14,028
Net consumer credit losses	$7,376	$6,908	$6,597	$5,920	$6,920

As a percentage of average consumer loans	2.49%	2.33%	2.22%	2.00%	2.19%
Net corporate credit losses	$392	$205	$479	$641	$382
As a percentage of average corporate loans	0.10%	0.05%	0.14%	0.20%	0.12%
Allowance by type at end of period(11)
Consumer	$9,897	$9,504	$9,412	$8,842	$9,273
Corporate	2,886	2,811	2,943	3,218	3,353
Total Citigroup	$12,783	$12,315	$12,355	$12,060	$12,626

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)
2019 includes reductions of approximately $42 million related to the transfer to HFS of various real estate loan portfolios. In addition, 2019 includes an increase of approximately $60 million related to FX translation.

(4)
2018 includes reductions of approximately $201 million related to the sale or transfer to HFS of various loan portfolios, which include approximately $91 million related to the transfer of various real estate loan portfolios to HFS. In addition, 2018 includes a reduction of approximately $60 million related to FX translation.

(5)
2017 includes reductions of approximately $261 million related to the sale or transfer to HFS of various loan portfolios, which include approximately $106 million related to the transfer of various real estate loan portfolios to HFS. In addition, 2017 includes an increase of approximately $115 million related to FX translation.

(6)
2016 includes reductions of approximately $574 million related to the sale or transfer to HFS of various loan portfolios, which include approximately $106 million related to the transfer of various real estate loan portfolios to HFS. In addition, 2016 includes a reduction of approximately $199 million related to FX translation.

(7)
2015 includes reductions of approximately $2.4 billion related to the sale or transfer to HFS of various loan portfolios, which include approximately $1.5 billion related to the transfer of various real estate loan portfolios to HFS. In addition, 2015 includes a reduction of approximately $474 million related to FX translation.

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

(9)	December 31, 2019, 2018, 2017, 2016 and 2015 exclude $4.1 billion, $3.2 billion, $4.4 billion, $3.5 billion and $5.0 billion, respectively, of loans which are carried at fair value.

(10)	Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	December 31, 2019
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$7.0	$149.2	4.7%
North America mortgages(3)	0.3	56.2	0.5
North America other	0.1	3.7	2.7
International cards	0.7	25.9	2.7
International other(4)	1.8	74.6	2.4
Total consumer	$9.9	$309.6	3.2%
Total corporate	2.9	389.9	0.7
Total Citigroup	$12.8	$699.5	1.8%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $7.0 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.

(3)
Of the $0.3 billion, nearly all was allocated to North America mortgages in Corporate/Other, including $0.1 billion and $0.2 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $56.2 billion in loans, approximately $54.2 billion and $2.0 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

(4)	Includes mortgages and other retail loans.

	December 31, 2018
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.6	$144.5	4.6%
North America mortgages(3)	0.4	59.0	0.7
North America other	0.1	4.0	2.5
International cards	0.7	25.0	2.8
International other(4)	1.7	69.9	2.4
Total consumer	$9.5	$302.4	3.1%
Total corporate	2.8	381.8	0.7
Total Citigroup	$12.3	$684.2	1.8%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $6.6 billion of loan loss reserves represented approximately 16 months of coincident net credit loss coverage.

(3)
Of the $0.4 billion, nearly all was allocated to North America mortgages in Corporate/Other, including approximately $0.1 billion and $0.3 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $59.0 billion in loans, approximately $56.3 billion and $2.5 billion were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

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

•
A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Non-accrual loans may still be current on interest payments. Approximately 44%, 41% and 48% of Citi’s corporate non-accrual loans were performing at December 31, 2019, September 30, 2019 and December 31, 2018, respectively.

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

	December 31,
In millions of dollars	2019	2018	2017	2016	2015
Corporate non-accrual loans(1)(2)
North America	$1,214	$586	$966	$1,291	$1,005
EMEA	430	375	849	904	347
Latin America	473	307	348	441	421
Asia	71	243	70	220	191
Total corporate non-accrual loans	$2,188	$1,511	$2,233	$2,856	$1,964
Consumer non-accrual loans(1)(3)
North America	$905	$1,138	$1,468	$1,854	$2,328
Latin America	632	638	688	648	756
Asia(4)	279	250	243	221	206
Total consumer non-accrual loans	$1,816	$2,026	$2,399	$2,723	$3,290
Total non-accrual loans	$4,004	$3,537	$4,632	$5,579	$5,254

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $128 million at December 31, 2019, $128 million at December 31, 2018, $167 million at December 31, 2017, $187 million at December 31, 2016 and $250 million at December 31, 2015.

(2)	The 2016 increase in corporate non-accrual loans was primarily related to Citi’s North America and EMEA energy and energy-related corporate credit exposure.

(3)	The 2015 decline in consumer non-accrual loans includes the impact related to the transfer of approximately $8 billion of mortgage loans to Loans HFS (included within Other assets).

(4)	Asia includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Year ended			Year ended
	December 31, 2019			December 31, 2018
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,511	$2,026	$3,537	$2,233	$2,399	$4,632
Additions	3,407	2,954	6,361	2,108	3,148	5,256
Sales and transfers to HFS	(23)	(171)	(194)	(119)	(268)	(387)
Returned to performing	(68)	(431)	(499)	(127)	(629)	(756)
Paydowns/settlements	(2,496)	(902)	(3,398)	(2,282)	(1,052)	(3,334)
Charge-offs	(268)	(1,444)	(1,712)	(196)	(1,634)	(1,830)
Other	125	(216)	(91)	(106)	62	(44)
Ending balance	$2,188	$1,816	$4,004	$1,511	$2,026	$3,537

Non-Accrual Assets
The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	December 31,
In millions of dollars	2019	2018	2017	2016	2015
OREO
North America	$39	$64	$89	$161	$166
EMEA	1	1	2	—	1
Latin America	14	12	35	18	38
Asia	7	22	18	7	4
Total OREO	$61	$99	$144	$186	$209
Non-accrual assets
Corporate non-accrual loans	$2,188	$1,511	$2,233	$2,856	$1,964
Consumer non-accrual loans	1,816	2,026	2,399	2,723	3,290
Non-accrual loans (NAL)	$4,004	$3,537	$4,632	$5,579	$5,254
OREO	$61	$99	$144	$186	$209
Non-accrual assets (NAA)	$4,065	$3,636	$4,776	$5,765	$5,463
NAL as a percentage of total loans	0.57%	0.52%	0.69%	0.89%	0.85%
NAA as a percentage of total assets	0.21	0.19	0.26	0.32	0.32
Allowance for loan losses as a percentage of NAL(1)	319	348	267	216	240

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Dec. 31, 2019	Dec. 31, 2018
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial	$226	$188
Mortgage and real estate	57	111
Financial institutions	—	16
Other	4	2
Total	$287	$317
In offices outside the U.S.
Commercial and industrial(2)	$200	$226
Mortgage and real estate	22	12
Financial institutions	—	9
Other	40	—
Total	$262	$247
Total corporate renegotiated loans	$549	$564
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,956	$2,520
Cards	1,464	1,338
Installment and other	17	13
Total	$3,437	$3,871
In offices outside the U.S.
Mortgage and real estate	$305	$299
Cards	466	480
Installment and other	400	387
Total	$1,171	$1,166
Total consumer renegotiated loans	$4,608	$5,037

(1)	Includes $472 million and $466 million of non-accrual loans included in the non-accrual loans table above at December 31, 2019 and 2018, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at December 31, 2019 and 2018, Citi also modified $26 million and $2 million in offices outside the U.S., respectively, of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators). These modifications were not considered TDRs because the modifications did not involve a concession.

(3)	Includes $814 million and $933 million of non-accrual loans included in the non-accrual loans table above at December 31, 2019 and 2018, respectively. The remaining loans are accruing interest.

Forgone Interest Revenue on Loans(1)

In millions of dollars	In U.S. offices	In non- U.S. offices	2019 total
Interest revenue that would have been accrued at original contractual rates(2)	$488	$421	$909
Amount recognized as interest revenue(2)	130	112	242
Forgone interest revenue	$358	$309	$667

(1)	Relates to corporate non-accrual loans, renegotiated loans and consumer loans on which accrual of interest has been suspended.

(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

LIQUIDITY RISK
Overview
Adequate and diverse sources of funding and liquidity are essential to Citi’s businesses. Funding and liquidity risks arise from several factors, many of which are mostly or entirely outside Citi’s control, such as disruptions in the financial markets, changes in key funding sources, credit spreads, changes in Citi’s credit ratings and macroeconomic, geopolitical and other conditions. For additional information, see “Risk Factors” above.
Citi’s funding and liquidity management objectives are aimed at (i) funding its existing asset base, (ii) growing its core businesses, (iii) maintaining sufficient liquidity, structured appropriately, so that Citi can operate under a variety of adverse circumstances, including potential Company-specific and/or market liquidity events in varying durations and severity, and (iv) satisfying regulatory requirements, including, among other things, those related to resolution planning (for additional information, see “Resolution Plan” and “Total Loss-Absorbing Capacity (TLAC)” below). Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across two major categories:

•	Citibank (including Citibank Europe plc, Citibank Singapore Ltd. and Citibank (Hong Kong) Ltd.); and

•
Citi’s non-bank and other entities, including the parent holding company (Citigroup Inc.), Citi’s primary intermediate holding company (Citicorp LLC), Citi’s broker-dealer subsidiaries (including Citigroup Global Markets Inc., Citigroup Global Markets Ltd. and Citigroup Global Markets Japan Inc.) and other bank and non-bank subsidiaries that are consolidated into Citigroup (including Citibanamex).

At an aggregate Citigroup level, Citi’s goal is to maintain sufficient funding in amount and tenor to fully fund customer assets and to provide an appropriate amount of cash and high-quality liquid assets (as discussed below), even in times of stress, in order to meet its payment obligations as they come due. The liquidity risk management framework provides that in addition to the aggregate requirements, certain entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.
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

As referenced above, Citi’s funding and liquidity framework ensures that the tenor of these funding sources is of sufficient term in relation to the tenor of its asset base. The goal of Citi’s asset/liability management is to ensure that there is excess liquidity and tenor in the liability structure relative to the liquidity profile of the assets. This reduces the risk that liabilities will become due before assets mature or are monetized. This excess liquidity is held primarily in the form of high-quality liquid assets (HQLA), as set forth in the table below.
Citi’s liquidity is managed via a centralized treasury model by Treasury, in conjunction with regional and in-country treasurers with independent oversight provided by Independent Risk Management. Pursuant to this approach, Citi’s HQLA are managed with emphasis on asset-liability management and entity-level liquidity adequacy throughout Citi.
The Chief Risk Officer and Citi’s CFO co-chair Citi’s Asset Liability Management Committee (ALCO), which includes Citi’s Treasurer and other senior executives. ALCO, among other things, sets the strategy of the liquidity portfolio and monitors its performance. Significant changes to portfolio asset allocations need to be approved by ALCO.

Liquidity Monitoring and Measurement

Stress Testing
Liquidity stress testing is performed for each of Citi’s major entities, operating subsidiaries and/or countries. Stress testing and scenario analyses are intended to quantify the potential impact of an adverse liquidity event on the balance sheet and liquidity position, and to identify viable funding alternatives that can be utilized. These scenarios include assumptions about significant changes in key funding sources, market triggers (such as credit ratings), potential uses of funding and macroeconomic, geopolitical and other conditions. These conditions include expected and stressed market conditions as well as Company-specific events.
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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
Available cash	$158.7	$123.7	$97.1	$2.1	$31.8	$27.6	$160.8	$155.5	$124.7
U.S. sovereign	100.2	94.3	103.2	29.6	32.4	24.0	129.8	126.7	127.2
U.S. agency/agency MBS	56.9	55.5	60.0	4.4	4.6	5.8	61.3	60.1	65.8
Foreign government debt(1)	66.4	65.9	76.8	16.5	10.9	6.3	82.9	76.8	83.1
Other investment grade	2.4	2.9	1.5	0.5	0.7	1.4	2.8	3.6	2.9
Total HQLA (AVG)	$384.6	$342.3	$338.6	$53.1	$80.4	$65.1	$437.6	$422.7	$403.7

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

(1)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Mexico, Hong Kong, South Korea, Singapore, India and Brazil.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage Ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities and any amounts in excess of these minimums that are assumed to be transferable to other entities within Citigroup. Citigroup’s HQLA increased sequentially, reflecting deposit growth and the issuance of long-term debt.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLBs) of which Citi is a member, which was approximately $35 billion as of December 31, 2019 (compared to $40 billion as of September 30, 2019 and $29 billion as of December 31, 2018) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
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
The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
HQLA	$437.6	$422.7	$403.7
Net outflows	382.0	373.4	334.8
LCR	115%	113%	121%
HQLA in excess of net outflows	$55.6	$49.3	$68.9

Note: The amounts are presented on an average basis.

Citi’s average LCR increased sequentially, reflecting the issuance of long-term debt.

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
While Citi believes that it is compliant with the proposed U.S. NSFR rules as of December 31, 2019, it will need to evaluate a final version of the rules. Citi expects that the NSFR final rules implementation period will be communicated along with the final version of the rules.

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

In billions of dollars	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
Global Consumer Banking
North America	$192.7	$188.8	$186.8
Latin America	17.4	17.0	16.9
Asia(1)	80.9	78.3	76.7
Total	$291.0	$284.1	$280.4
Institutional Clients Group
Corporate lending	$154.2	$160.9	$158.2
Treasury and trade solutions (TTS)	74.5	72.5	77.0
Private bank	106.6	104.0	94.7
Markets and securities services and other	56.0	52.3	49.2
Total	$391.3	$389.7	$379.1
Total Corporate/Other	$10.3	$11.2	$16.0
Total Citigroup loans (AVG)	$692.6	$685.0	$675.5
Total Citigroup loans (EOP)	$699.5	$691.7	$684.2

(1)	Includes loans in certain EMEA countries for all periods presented.

End-of period loans increased 2% year-over-year and 1% quarter-over-quarter. On an average basis, loans increased 3% year-over-year and 1% quarter-over-quarter.

Excluding the impact of FX translation, average loans increased 3% year-over-year, driven by 4% aggregate across GCB and ICG. Within GCB, average loans grew 4%, driven by continued growth in North America GCB and Asia GCB. Average loans in Latin America GCB were largely unchanged year-over-year, reflecting lower overall industry volumes.
Average ICG loans increased 3% year-over-year. Treasury and trade solutions (TTS) loans declined 3% year-over-year, as Citi continued to utilize its distribution capabilities in order to optimize its balance sheet while supporting its clients. Corporate lending loans declined 2%, reflecting the episodic nature of clients’ funding needs, as well as an active quarter in debt capital markets originations. Private bank loans increased 13%, reflecting growth across regions, driven by both new clients and the deepening of relationships with existing clients. Markets and securities services loans increased 14%, primarily driven by residential and commercial real estate warehouse lending.
Average Corporate/Other loans continued to decline (down 34%), driven by the wind-down of legacy assets.

Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
Global Consumer Banking
North America	$156.2	$153.6	$146.5
Latin America	23.0	22.5	22.3
Asia(1)	103.4	100.7	97.7
Total	$282.6	$276.8	$266.5
Institutional Clients Group
Treasury and trade solutions (TTS)	$558.7	$541.0	$510.9
Banking ex-TTS	140.7	137.0	128.3
Markets and securities services	95.0	95.7	86.7
Total	$794.4	$773.7	$725.9
Total Corporate/Other	$12.5	$15.8	$13.3
Total Citigroup deposits (AVG)	$1,089.5	$1,066.3	$1,005.7
Total Citigroup deposits (EOP)	$1,070.6	$1,087.8	$1,013.2

(1)	Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 6% year-over-year and declined 2% quarter-over-quarter. On an average basis, deposits increased 8% year-over-year and 2% quarter-over-quarter.
Excluding the impact of FX translation, average deposits increased 9% year-over-year. In GCB, deposits increased 6%, driven by continued growth in Asia GCB and North America GCB. In North America GCB, deposit growth accelerated to 7%, with contributions from both traditional and digital channels.
In ICG, deposits increased 10%, primarily driven by high-quality deposit growth in TTS.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the Citigroup parent company and Citi’s non-bank subsidiaries and is a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multi-year contractual maturity structure. The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.4 years as of December 31, 2019, unchanged from September 30, 2019 and a slight decline from the prior year. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
Citi’s long-term debt outstanding at the Citigroup parent company includes benchmark senior and subordinated debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and supplements benchmark debt issuance as a source of funding for Citi’s non-bank entities. Citi’s long-term debt at the bank includes benchmark senior debt, FHLB advances and securitizations.

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
Parent and other(1)
Benchmark debt:
Senior debt	$106.6	$104.3	$104.6
Subordinated debt	25.5	25.9	24.5
Trust preferred	1.7	1.7	1.7
Customer-related debt	53.8	50.1	37.1
Local country and other(2)	7.9	5.3	2.9
Total parent and other	$195.5	$187.3	$170.8
Bank
FHLB borrowings	$5.5	$5.5	$10.5
Securitizations(3)	20.7	22.8	28.4
Citibank benchmark senior debt	23.1	23.1	18.8
Local country and other(2)	4.0	3.5	3.5
Total bank	$53.3	$54.9	$61.2
Total long-term debt	$248.8	$242.2	$232.0
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
Parent and other includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of December 31, 2019, parent and other included $46.9 billion of long-term debt issued by Citi’s broker-dealer subsidiaries.

(2)	Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within parent and other, certain secured financing is also included.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding increased both year-over-year and quarter-over-quarter, largely driven by an increase in customer-related debt at the non-bank entities. Year-over-year, this growth was partially offset by a decline in securitizations at the bank.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During 2019, Citi repurchased $13.1 billion of its outstanding long-term debt, including early redemptions of FHLB advances, but excluding the exercise of call options on $4.0 billion of securities with a remaining life of three months or less.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2019		2018		2017
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$16.5	$16.2	$18.5	$14.8	$14.1	$21.6
Subordinated debt	—	—	2.9	0.6	1.6	1.3
Customer-related debt	12.7	25.1	6.6	16.9	7.6	12.3
Local country and other	1.1	5.4	1.2	2.3	1.2	0.1
Total parent and other	$30.3	$46.7	$29.2	$34.6	$24.5	$35.3
Bank
FHLB borrowings	$7.1	$2.1	$15.8	$7.9	$7.8	$5.5
Securitizations	7.9	0.1	8.6	6.8	5.3	12.2
Citibank benchmark senior debt	4.8	8.8	2.3	8.5	—	12.6
Local country and other	0.9	1.4	2.2	2.9	3.4	2.4
Total bank	$20.7	$12.4	$28.9	$26.1	$16.5	$32.7
Total	$51.0	$59.1	$58.1	$60.7	$41.0	$68.0

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) in 2019, as well as its aggregate expected annual long-term debt maturities as of December 31, 2019:

	Maturities
In billions of dollars	2019	2020	2021	2022	2023	2024	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$16.5	$6.4	$14.2	$11.3	$12.5	$7.0	$55.2	$106.6
Subordinated debt	—	—	—	0.7	1.2	0.9	22.7	25.5
Trust preferred	—	—	—	—	—	—	1.7	1.7
Customer-related debt	12.7	9.2	6.3	5.1	3.7	3.6	25.9	53.8
Local country and other	1.1	1.0	3.6	1.5	0.1	0.1	1.6	7.9
Total parent and other	$30.3	$16.6	$24.1	$18.6	$17.5	$11.6	$107.1	$195.5
Bank
FHLB borrowings	$7.1	$5.5	$—	$—	$—	$—	$—	$5.5
Securitizations	7.9	4.6	7.3	2.3	2.6	1.1	2.8	20.7
Citibank benchmark senior debt	4.8	8.7	6.1	5.6	—	2.7	—	23.1
Local country and other	0.9	1.9	0.6	0.6	—	0.6	0.3	4.0
Total bank	$20.7	$20.7	$14.0	$8.5	$2.6	$4.4	$3.1	$53.3
Total long-term debt	$51.0	$37.3	$38.1	$27.1	$20.1	$16.0	$110.2	$248.8

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
Under Citi’s resolution plan, only Citigroup, the parent holding company, would enter into bankruptcy, while Citigroup’s material legal entities (as defined in the public section of its 2019 resolution plan, which can be found on the FRB’s and FDIC’s websites) would remain operational and outside of any resolution or insolvency proceedings. Citigroup’s resolution plan has been designed to minimize the risk of systemic impact to the U.S. and global financial systems, while maximizing the value of the bankruptcy estate for the benefit of Citigroup’s creditors, including its unsecured long-term debt holders. In addition, in line with the Federal Reserve’s final total loss-absorbing capacity (TLAC) rule, Citigroup believes it has developed the resolution plan so that Citigroup’s shareholders and unsecured creditors—including its unsecured long-term debt holders—bear any losses resulting from Citigroup’s bankruptcy. Accordingly, any value realized by holders of its unsecured long-term debt may not be sufficient to repay the amounts owed to such debt holders in the event of a bankruptcy or other resolution proceeding of Citigroup.
The FDIC has also indicated that it was developing a single point of entry strategy to implement its resolution authority under Title II of the Dodd-Frank Act.
As previously disclosed, in response to feedback received from the Federal Reserve and FDIC, Citigroup took the following actions:

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
On December 17, 2019, the FRB and FDIC issued feedback on the resolution plans filed on July 1, 2019 by the eight U.S. GSIBs, including Citi. The FRB and FDIC identified one shortcoming, but no deficiencies, in Citi’s resolution plan relating to governance mechanisms. Citi is required to submit a plan to address the shortcoming by March 31, 2020, which the FRB and FDIC will take into account in determining the scope of Citi’s targeted resolution plan due on July 1, 2021.

Total Loss-Absorbing Capacity (TLAC)
In 2016, the Federal Reserve Board imposed minimum external TLAC and long-term debt (LTD) requirements on U.S. global systemically important bank holding companies (GSIBs), including Citi, effective as of January 1, 2019. As a result, U.S. GSIBs are required to maintain minimum levels of TLAC and eligible LTD, each set by reference to the GSIB’s consolidated risk-weighted assets (RWA) and total leverage exposure, as described further below. The intended purpose of the requirements is to facilitate the orderly resolution of U.S. GSIBs under the U.S. Bankruptcy Code and Title II of the Dodd-Frank Act. For additional information, including Citi’s TLAC and LTD amounts and ratios, see “Capital Resources— Current Regulatory Capital Standards” and “Risk Factors—Compliance Risks” above.

Minimum TLAC Requirements
The minimum TLAC requirement is the greater of (i) 18% of the GSIB’s RWA plus the then-applicable RWA-based TLAC buffer (see below) and (ii) 7.5% of the GSIB’s total leverage exposure plus a leveraged-based TLAC buffer of 2% (i.e., 9.5%).
The RWA-based TLAC buffer equals the 2.5% capital conservation buffer, plus any applicable countercyclical capital buffer (currently 0%), plus the GSIB’s capital surcharge as determined under method 1 of the GSIB surcharge rule (2.0% for Citi for 2020). Accordingly, Citi’s total current minimum TLAC requirement is 22.5% of RWA for 2020.
As of December 31, 2019, Citi exceeded each of the minimum TLAC requirements, with ratios of 11.5% of TLAC as a percentage of Total Leverage Exposure and 24.7% of TLAC as a percentage of Standardized Approach RWA.

Minimum Eligible LTD Requirements
The minimum LTD requirement is the greater of (i) 6% of the GSIB’s RWA plus its capital surcharge as determined under method 2 of the GSIB surcharge rule (3.0% for Citi for 2020), for a total current requirement of 9% of RWA for Citi, and (ii) 4.5% of the GSIB’s total leverage exposure.
As of December 31, 2019, Citi exceeded each of the minimum LTD requirements, with ratios of 10.9% of LTD as a percentage of Standardized Approach RWA and 5.1% of LTD as a percentage of Total Leverage Exposure.
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

Secured Funding Transactions
Secured funding is primarily accessed through Citi’s broker-dealer subsidiaries to fund efficiently both (i) secured lending activity and (ii) a portion of the securities inventory held in the context of market making and customer activities. Citi also executes a smaller portion of its secured funding transactions through its bank entities, which are typically collateralized by government debt securities. Generally, daily changes in the level of Citi’s secured funding are primarily due to fluctuations in secured lending activity in the matched book (as described below) and securities inventory.
Secured funding of $166 billion as of December 31, 2019 decreased 6% from the prior year and 15% from the prior quarter. Excluding the impact of FX translation, secured funding decreased 7% from the prior year and 17% from the prior quarter, both driven by normal business activity. Average balances for secured funding were $188 billion for the quarter ended December 31, 2019.
The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity. The majority of this activity is secured by high-quality liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign government debt securities. Other secured funding is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities, the tenor of which is generally equal to or longer than the tenor of the corresponding matched book assets.

The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of December 31, 2019.
Citi manages the risks in its secured funding by conducting daily stress tests to account for changes in capacity, tenors, haircut, collateral profile and client actions. In addition, Citi maintains counterparty diversification by establishing concentration triggers and assessing counterparty reliability and stability under stress. Citi generally sources secured funding from more than 150 counterparties.

Short-Term Borrowings
Citi’s short-term borrowings of $45 billion increased 39% year-over-year and 28% sequentially, primarily driven by an increase in FHLB advances as well as commercial paper issued out of the broker-dealer entities (see Note 17 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Overall Short-Term Borrowings
The following table contains the year-end, average and maximum month-end amounts for the following respective short-term borrowings categories at the end of each of the three prior years:

	Securities sold under agreements to repurchase			Other borrowings(1)(2)

In billions of dollars	2019	2018	2017	2019	2018	2017
Amounts outstanding at year end	$166.3	$177.8	$156.3	$93.7	$96.9	$105.8
Average outstanding during the year(3)(4)	190.2	172.1	157.7	98.8	108.4	97.7
Maximum month-end outstanding	196.8	191.2	163.0	105.8	113.5	112.3
Weighted average interest rate during the year(3)(4)(5)	3.29%	2.84%	1.69%	2.49%	2.04%	1.08%

(1)	Original maturities of less than one year.

(2)	Other borrowings include commercial paper, brokerage payables and borrowings from the FHLB and other market participants. See “Average Balances and Interest Rates” below.

(3)	Interest rates and amounts include the effects of risk management activities associated with the respective liability categories.

(4)	Average volumes of securities sold under agreements to repurchase are reported net pursuant to ASC 210-20-45; average rates exclude the impact of ASC 210-20-45.

(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.

Credit Ratings
Citigroup’s funding and liquidity, funding capacity, ability to access capital markets and other sources of funds, the cost of these funds and its ability to maintain certain deposits are partially dependent on its credit ratings.
The table below shows the ratings for Citigroup and Citibank as of December 31, 2019. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holding Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of December 31, 2019.

Ratings as of December 31, 2019

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

 Citigroup Inc. and Citibank—Potential Derivative Triggers
As of December 31, 2019, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.5 billion, compared to $0.3 billion as of September 30, 2019. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

As of December 31, 2019, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $0.3 billion, compared to $0.7 billion as of September 30, 2019.
In total, as of December 31, 2019, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $0.8 billion, compared to $1.0 billion as of September 30, 2019 (see also Note 22 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, the liquidity resources that are eligible for inclusion in the calculation of Citi’s consolidated HQLA were approximately $385 billion for Citibank and $53 billion for Citi’s non-bank and other entities, for a total of approximately $438 billion as of December 31, 2019. These liquidity resources are available in part as a contingency for the potential events described above.

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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of December 31, 2019, Citibank had liquidity commitments of approximately $10.2 billion to consolidated asset-backed commercial paper conduits, compared to $10.0 billion as of September 30, 2019 (as referenced in Note 21 to the Consolidated Financial Statements).
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
Citi’s estimated IRE incorporates various assumptions including prepayment rates on loans, customer behavior and the impact of pricing decisions. For example, in rising interest rate scenarios, portions of the deposit portfolio may be assumed to experience rate increases that are less than the change in market interest rates. In declining interest rate scenarios, it is assumed that mortgage portfolios experience higher prepayment rates. Citi’s estimated IRE below assumes that its businesses and/or Citi Treasury make no additional changes in balances or positioning in response to the unanticipated rate changes.
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
Citi manages interest rate risk as a consolidated Company-wide position. Citi’s client-facing businesses create interest rate-sensitive positions, including loans and deposits, as part of their ongoing activities. Citi Treasury aggregates these risk positions and manages them centrally. Operating within established limits, Citi Treasury makes positioning decisions and uses tools, such as Citi’s investment securities portfolio, company-issued debt and interest rate derivatives, to target the desired risk profile. Changes in Citi’s interest rate risk position reflect the accumulated changes in all non-trading assets and liabilities, with potentially large and offsetting impacts, as well as in Citi Treasury’s positioning decisions.
Citigroup employs additional measurements, including stress testing the impact of non-linear interest rate movements on the value of the balance sheet, and the analysis of portfolio duration and volatility, particularly as they relate to mortgage loans and mortgage-backed securities and the potential impact of the change in the spread between different market indices.

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

The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$20	$292	$758
All other currencies	606	605	661
Total	$626	$897	$1,419
As a percentage of average interest-earning assets	0.03%	0.05%	0.08%
Estimated initial impact to AOCI (after-tax)(2)	$(5,002)	$(4,055)	$(3,920)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(31)	(24)	(28)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(240) million for a 100 bps instantaneous increase in interest rates as of December 31, 2019.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The year-over-year decrease in the estimated impact to net interest revenue primarily reflected changes in Citi’s balance sheet composition and Citi Treasury positioning. The year-over-year changes in the estimated impact to AOCI and the Common Equity Tier 1 Capital ratio primarily reflected the impact of the composition of Citi Treasury’s investment and derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in shareholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of December 31, 2019, Citi expects that the negative $5.0 billion impact to AOCI in such a scenario could potentially be offset over approximately 37 months.
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under five different changes in interest rate scenarios for the U.S. dollar and Citi’s other currencies:

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$20	$92	$39	$(93)	$(363)
All other currencies	606	558	34	(34)	(411)
Total	$626	$650	$73	$(127)	$(774)
Estimated initial impact to AOCI (after-tax)(1)	$(5,002)	$(3,230)	$(1,944)	$1,570	$4,389
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(31)	(20)	(13)	9	26
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
As of December 31, 2019, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 1%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro, Australian dollar and Indian rupee.
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

	For the quarter ended
In millions of dollars, except as otherwise noted	Dec. 31, 2019	Sept. 30, 2019	Dec. 31, 2018
Change in FX spot rate(1)	2.8%	(3.0)%	(1.6)%
Change in TCE due to FX translation, net of hedges	$659	$(1,192)	$(491)
As a percentage of TCE	0.4%	(0.8)%	(0.3)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(3)	(1)	(1)

(1)	FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

In millions of dollars, except as otherwise noted	2019		2018		2017		Change 2019 vs. 2018		Change 2018 vs. 2017
Interest revenue(1)	$76,718		$71,082		$62,075		8%		15%
Interest expense(2)	29,163		24,266		16,518		20		47
Net interest revenue, taxable equivalent basis	$47,555		$46,816		$45,557		2%		3%
Interest revenue—average rate(3)	4.27%		4.08%		3.71%		19	bps	37	bps
Interest expense—average rate	2.01		1.77		1.28		24	bps	49	bps
Net interest margin(3)(4)	2.65		2.69		2.73		(4)	bps	(4)	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	1.97%		2.53%		1.40%		(56)	bps	113	bps
10-year U.S. Treasury note—average rate	2.14		2.91		2.33		(77)	bps	58	bps
10-year vs. two-year spread	17	bps	38	bps	93	bps

Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S. As of the fourth quarter of 2018, Citi’s FDIC surcharge was eliminated (approximately $130 million per quarter).

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and 35% in 2017) of $208 million, $254 million and $496 million for 2019, 2018 and 2017, respectively.

(2)	Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.

(3)	The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 on “Average Balances and Interest Rates—Assets” below.

(4)	Citi’s net interest margin (NIM) is calculated by dividing net interest revenue by average interest-earning assets.

Net Interest Revenue Excluding ICG Markets

In millions of dollars	2019	2018	2017
Net interest revenue—taxable equivalent basis(1) per above	$47,555	$46,816	$45,557
ICG Markets net interest revenue—taxable equivalent basis(1)	4,372	4,506	5,741
Net interest revenue excluding ICG Markets—taxable equivalent basis(1)	$43,183	$42,310	$39,816

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and 35% in 2017) of $208 million, $254 million and $496 million for 2019, 2018 and 2017, respectively.

Citi’s net interest revenue in the fourth quarter of 2019 increased 1% to $12.0 billion (also $12.0 billion on a taxable equivalent basis) versus the prior-year period. Excluding the impact of FX translation, net interest revenue also increased 1%, or approximately $70 million, as growth in ICG Markets (fixed income markets and equity markets) net interest revenue of 21%, or $210 million, was partially offset by a 1% decline, or $150 million, in net interest revenue ex-markets. The increase in markets net interest revenue was driven by ongoing changes in the composition and mix of the business’s revenues between net interest revenue and non-interest revenue. The decline in net interest revenue ex-markets was primarily due to the impact of lower interest rates, partially offset by growth in the non-markets franchise. Citi’s NIM was 2.63% on a taxable equivalent basis in the fourth quarter of 2019, an increase of 7 basis points (bps) from the prior quarter, primarily driven by the higher markets net interest revenue, partially offset by the impact of lower interest rates.

Citi’s net interest revenue for the full year 2019 increased 2% to $47.3 billion ($47.6 billion on a taxable equivalent basis) versus the prior year. Excluding the impact of FX translation, Citi’s net interest revenue increased 3%, or approximately $1.4 billion, mainly reflecting strength in Citi-branded cards in North America GCB and treasury and trade solutions, including the impact of volume growth as well as interest rates. On a full-year basis, Citi’s NIM was 2.65% on a taxable equivalent basis, compared to 2.69% in 2018. Citi’s markets and non-markets net interest revenues are non-GAAP financial measures. Citi reviews non-markets net interest revenue to assess the performance of its lending, investing and deposit-raising activities. Citi believes disclosure of this metric assists in providing a meaningful depiction of the underlying fundamentals of its non-markets businesses.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	2019	2018	2017	2019	2018	2017	2019	2018	2017
Assets
Deposits with banks(4)	$188,523	$177,294	$169,385	$2,682	$2,203	$1,635	1.42%	1.24%	0.97%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$146,030	$149,879	$141,308	$4,752	$3,818	$1,922	3.25%	2.55%	1.36%
In offices outside the U.S.(4)	119,550	117,695	106,606	2,133	1,674	1,327	1.78	1.42	1.24
Total	$265,580	$267,574	$247,914	$6,885	$5,492	$3,249	2.59%	2.05%	1.31%
Trading account assets(6)(7)
In U.S. offices	$109,064	$94,065	$99,755	$4,099	$3,706	$3,531	3.76%	3.94%	3.54%
In offices outside the U.S.(4)	131,217	115,601	104,197	3,589	2,615	2,117	2.74	2.26	2.03
Total	$240,281	$209,666	$203,952	$7,688	$6,321	$5,648	3.20%	3.01%	2.77%
Investments
In U.S. offices
Taxable	$221,895	$228,686	$226,227	$5,162	$5,331	$4,450	2.33%	2.33%	1.97%
Exempt from U.S. income tax	15,227	17,199	18,152	577	706	775	3.79	4.10	4.27
In offices outside the U.S.(4)	117,529	104,033	106,040	4,222	3,600	3,309	3.59	3.46	3.12
Total	$354,651	$349,918	$350,419	$9,961	$9,637	$8,534	2.81%	2.75%	2.44%
Loans (net of unearned income)(8)
In U.S. offices	$395,792	$385,350	$371,711	$30,563	$28,627	$25,944	7.72%	7.43%	6.98%
In offices outside the U.S.(4)	288,319	285,505	267,774	17,266	17,129	15,904	5.99	6.00	5.94
Total	$684,111	$670,855	$639,485	$47,829	$45,756	$41,848	6.99%	6.82%	6.54%
Other interest-earning assets(9)	$64,322	$67,269	$60,626	$1,673	$1,673	$1,161	2.60%	2.49%	1.92%
Total interest-earning assets	$1,797,468	$1,742,576	$1,671,781	$76,718	$71,082	$62,075	4.27%	4.08%	3.71%
Non-interest-earning assets(6)	$181,341	$177,654	$203,657
Total assets	$1,978,809	$1,920,230	$1,875,438

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and 35% in 2017) of $208 million, $254 million and $496 million for 2019, 2018 and 2017, respectively.

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

(8)	Includes cash-basis loans.

(9)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	2019	2018	2017	2019	2018	2017	2019	2018	2017
Liabilities
Deposits
In U.S. offices(4)	$388,948	$338,060	$313,094	$6,304	$4,500	$2,530	1.62%	1.33%	0.81%
In offices outside the U.S.(5)	487,318	453,793	436,949	6,329	5,116	4,057	1.30	1.13	0.93
Total	$876,266	$791,853	$750,043	$12,633	$9,616	$6,587	1.44%	1.21%	0.88%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$112,876	$102,843	$96,258	$4,194	$3,320	$1,574	3.72%	3.23%	1.64%
In offices outside the U.S.(5)	77,283	69,264	61,434	2,069	1,569	1,087	2.68	2.27	1.77
Total	$190,159	$172,107	$157,692	$6,263	$4,889	$2,661	3.29%	2.84%	1.69%
Trading account liabilities(7)(8)
In U.S. offices	$37,099	$37,305	$33,399	$818	$612	$380	2.20%	1.64%	1.14%
In offices outside the U.S.(5)	51,817	58,919	57,149	490	389	258	0.95	0.66	0.45
Total	$88,916	$96,224	$90,548	$1,308	$1,001	$638	1.47%	1.04%	0.70%
Short-term borrowings(9)
In U.S. offices	$78,230	$85,009	$74,825	$2,138	$1,885	$684	2.73%	2.22%	0.91%
In offices outside the U.S.(5)	20,575	23,402	22,837	327	324	375	1.59	1.38	1.64
Total	$98,805	$108,411	$97,662	$2,465	$2,209	$1,059	2.49%	2.04%	1.08%
Long-term debt(10)
In U.S. offices	$193,972	$197,933	$192,079	$6,398	$6,386	$5,382	3.30%	3.23%	2.80%
In offices outside the U.S.(5)	4,803	4,895	4,615	96	165	191	2.00	3.37	4.14
Total	$198,775	$202,828	$196,694	$6,494	$6,551	$5,573	3.27%	3.23%	2.83%
Total interest-bearing liabilities	$1,452,921	$1,371,423	$1,292,639	$29,163	$24,266	$16,518	2.01%	1.77%	1.28%
Demand deposits in U.S. offices	$27,737	$33,398	$37,824
Other non-interest-bearing liabilities(7)	301,813	315,862	316,129
Total liabilities	$1,782,471	$1,720,683	$1,646,592
Citigroup stockholders’ equity	$195,632	$198,681	$227,849
Noncontrolling interests	706	866	997
Total equity	$196,338	$199,547	$228,846
Total liabilities and stockholders’ equity	$1,978,809	$1,920,230	$1,875,438
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,017,021	$992,543	$970,439	$28,466	$28,157	$27,551	2.80%	2.84%	2.84%
In offices outside the U.S.(6)	780,447	750,033	701,342	19,089	18,659	18,006	2.45	2.49	2.57
Total	$1,797,468	$1,742,576	$1,671,781	$47,555	$46,816	$45,557	2.65%	2.69%	2.73%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and 35% in 2017) of $208 million, $254 million and $496 million for 2019, 2018 and 2017, respectively.

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

(11)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2019 vs. 2018			2018 vs. 2017
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$146	$333	$479	$79	$489	$568
Securities borrowed and purchased under agreements to resell
In U.S. offices	$(100)	$1,034	$934	$123	$1,773	$1,896
In offices outside the U.S.(3)	27	432	459	146	201	347
Total	$(73)	$1,466	$1,393	$269	$1,974	$2,243
Trading account assets(4)
In U.S. offices	$570	$(177)	$393	$(209)	$384	$175
In offices outside the U.S.(3)	382	592	974	245	253	498
Total	$952	$415	$1,367	$36	$637	$673
Investments(1)
In U.S. offices	$(213)	$(85)	$(298)	$32	$780	$812
In offices outside the U.S.(3)	481	141	622	(64)	355	291
Total	$268	$56	$324	$(32)	$1,135	$1,103
Loans (net of unearned income)(5)
In U.S. offices	$789	$1,149	$1,938	$974	$1,709	$2,683
In offices outside the U.S.(3)	169	(34)	135	1,062	163	1,225
Total	$958	$1,115	$2,073	$2,036	$1,872	$3,908
Other interest-earning assets(6)	$(75)	$75	$—	$137	$375	$512
Total interest revenue	$2,176	$3,460	$5,636	$2,525	$6,482	$9,007

(1)	The taxable equivalent adjustments related to the tax-exempt bond portfolio, based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and 35% in 2017, are included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(5)	Includes cash-basis loans.

(6)	Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	2019 vs. 2018			2018 vs. 2017
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$738	$1,066	$1,804	$216	$1,754	$1,970
In offices outside the U.S.(3)	397	816	1,213	162	897	1,059
Total	$1,135	$1,882	$3,017	$378	$2,651	$3,029
Securities loaned and sold under agreements to repurchase
In U.S. offices	$343	$531	$874	$115	$1,631	$1,746
In offices outside the U.S.(3)	194	306	500	151	331	482
Total	$537	$837	$1,374	$266	$1,962	$2,228
Trading account liabilities(4)
In U.S. offices	$(3)	$209	$206	$49	$183	$232
In offices outside the U.S.(3)	(51)	152	101	8	123	131
Total	$(54)	$361	$307	$57	$306	$363
Short-term borrowings(5)
In U.S. offices	$(159)	$412	$253	$105	$1,096	$1,201
In offices outside the U.S.(3)	(42)	45	3	9	(60)	(51)
Total	$(201)	$457	$256	$114	$1,036	$1,150
Long-term debt
In U.S. offices	$(129)	$141	$12	$168	$836	$1,004
In offices outside the U.S.(3)	(3)	(66)	(69)	11	(37)	(26)
Total	$(132)	$75	$(57)	$179	$799	$978
Total interest expense	$1,285	$3,612	$4,897	$994	$6,754	$7,748
Net interest revenue	$891	$(152)	$739	$1,531	$(272)	$1,259

(1)	The taxable equivalent adjustments related to the tax-exempt bond portfolio, based on the U.S. federal statutory tax rates of 21% in 2019 and 2018 and 35% in 2017, are included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(5)	Includes Brokerage payables.

Market Risk of Trading Portfolios
Trading portfolios include positions resulting from market-making activities, hedges of certain available-for-sale (AFS) debt securities, the CVA relating to derivative counterparties and all associated hedges, fair value option loans and hedges of the loan portfolio within capital markets origination within ICG.
The market risk of Citi’s trading portfolios is monitored using a combination of quantitative and qualitative measures, including, but not limited to:

•	factor sensitivities;

•	value at risk (VAR); and

•	stress testing.

Each trading portfolio across Citi’s businesses has its own market risk limit framework encompassing these measures and other controls, including trading mandates, new product approval, permitted product lists and pre-trade approval for larger, more complex and less liquid transactions.
The following chart of total daily trading-related revenue (loss) captures trading volatility and shows the number of days in which revenues for Citi’s trading businesses fell within particular ranges. Trading-related revenue includes trading, net interest and other revenue associated with Citi’s trading businesses. It excludes DVA, FVA and CVA adjustments incurred due to changes in the credit quality of counterparties, as well as any associated hedges of that CVA. In addition, it excludes fees and other revenue associated with capital markets origination activities. Trading-related revenues are driven by both customer flows and the changes in valuation of the trading inventory. As shown in the chart below, positive trading-related revenue was achieved for 100% of the trading days in 2019.

Daily Trading-Related Revenue (Loss)(1)— Twelve Months ended December 31, 2019 In millions of dollars

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
Citi uses a single, independently approved Monte Carlo simulation VAR model (see “VAR Model Review and Validation” below), which has been designed to capture material risk sensitivities (such as first- and second-order sensitivities of positions to changes in market prices) of various asset classes/risk types (such as interest rate, credit spread, foreign exchange, equity and commodity risks). Citi’s VAR includes positions that are measured at fair value; it does not include investment securities classified as AFS or HTM. For information on these securities, see Note 13 to the Consolidated Financial Statements.
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 450,000 market factors, making use of approximately 350,000 time series, with sensitivities updated daily, volatility parameters updated intra-monthly and correlation parameters updated monthly. The conservative features of the VAR calibration contribute an approximate 26% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets.
As set forth in the table below, Citi’s average trading VAR decreased from 2018 to 2019, mainly due to changes in interest rates in the ICG Markets businesses. The average trading and credit portfolio VAR also declined, although the decrease in average trading VAR was partially offset by additional hedging related to lending activities in 2019.

Year-end and Average Trading VAR and Trading and Credit Portfolio VAR

In millions of dollars	December 31, 2019	2019 Average	December 31, 2018	2018 Average
Interest rate	$32	$35	$48	$60
Credit spread	44	44	55	47
Covariance adjustment(1)	(27)	(23)	(23)	(24)
Fully diversified interest rate and credit spread(2)	$49	$56	$80	$83
Foreign exchange	22	23	18	25
Equity	21	16	25	22
Commodity	13	24	23	19
Covariance adjustment(1)	(52)	(62)	(66)	(67)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$53	$57	$80	$82
Specific risk-only component(3)	$3	$2	$4	$4
Total trading VAR—general market risk factors only (excluding credit portfolios)	$50	$55	$76	$78
Incremental impact of the credit portfolio(4)	$30	$14	$18	$10
Total trading and credit portfolio VAR	$83	$71	$98	$92

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	2019		2018
In millions of dollars	Low	High	Low	High
Interest rate	$25	$58	$34	$89
Credit spread	36	55	38	64
Fully diversified interest rate and credit spread	$43	$89	$59	$118
Foreign exchange	12	34	13	44
Equity	7	29	15	33
Commodity	12	75	13	27
Total trading	$38	$87	$56	$120
Total trading and credit portfolio	54	103	66	124
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Dec. 31, 2019
Total—all market risk factors, including general and specific risk	$53
Average—during year	$57
High—during year	86
Low—during year	38

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
Based on a 99% confidence level, Citi would expect two to three days in any one year when buy-and-hold losses exceed the Regulatory VAR. Given the conservative calibration of Citi’s VAR model (as a result of taking the greater of short- and long-term volatilities and fat-tail scaling of volatilities), Citi would expect fewer exceptions under normal and stable market conditions. Periods of unstable market conditions could increase the number of back-testing exceptions.

The following graph shows the daily buy-and-hold profit and loss associated with Citi’s covered positions compared to Citi’s one-day Regulatory VAR during 2019. As of December 31, 2019, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months.
The difference between the 54.8% of days with buy-and-hold gains for Regulatory VAR back-testing and the 100% of days with trading, net interest and other revenue associated with Citi’s trading businesses, shown in the histogram of daily trading-related revenue below, reflects, among other things, that a significant portion of Citi’s trading-related revenue is not generated from daily price movements on these positions and exposures, as well as differences in the portfolio composition of Regulatory VAR and Risk Management VAR.

Regulatory Trading VAR and Associated Buy-and-Hold Profit and Loss(1)—12 Months ended December 31, 2019 In millions of dollars

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

Stress Testing
Citi performs market risk stress testing on a regular basis to estimate the impact of extreme market movements. It is performed on individual positions and trading portfolios, as well as in aggregate, inclusive of multiple trading portfolios. Citi’s market risk management, after consultations with the businesses, develops both systemic and specific stress scenarios, reviews the output of periodic stress testing exercises and uses the information to assess the ongoing appropriateness of exposure levels and limits. Citi uses two complementary approaches to market risk stress testing across all major risk factors (i.e., equity, foreign exchange, commodity, interest rate and credit spreads): top-down systemic stresses and bottom-up business-specific stresses. Systemic stresses are designed to quantify the potential impact of extreme market movements on an institution-wide basis, and are constructed using both historical periods of market stress and projections of adverse economic scenarios. Business-specific stresses are designed to probe the risks of particular portfolios and market segments, especially those risks that are not fully captured in VAR and systemic stresses.
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
Information about the businesses’ operational risk, historical operational risk losses and the control environment is reported by each major business segment and functional area. The information is summarized and reported to senior management, as well as to the Audit and Risk Committees of Citi’s Board of Directors.
Operational risk is measured and assessed through Operational Risk Capital and Operational Risk Regulatory Capital for the Advanced Approaches under Basel III. Projected operational risk losses under stress scenarios are also required as part of the Federal Reserve Board’s CCAR process.
For additional information on Citi’s operational risks, see “Risk Factors—Operational Risk” above.

Cybersecurity Risk
Cybersecurity risk is the business risk associated with the threat posed by a cyber attack, cyber breach or the failure to protect Citi’s most vital business information assets or operations, resulting in a financial or reputational loss (for additional information, see the operational systems and cybersecurity risk factors in “Risk Factors—Operational Risks” above). With an evolving threat landscape, ever-increasing sophistication of cybersecurity attacks and use of new technologies to conduct financial transactions, Citi and its clients, customers and third parties are and will continue to be at risk for cyber attacks and information security incidents. Citi recognizes the significance of these risks and, therefore, employs an intelligence-led strategy to prevent, detect, respond to and recover from cyber attacks. Further, Citi actively participates in financial industry, government and cross-sector knowledge-sharing groups to enhance individual and collective cyber resilience.

Citi’s technology and cybersecurity risk management program is built on three lines of defense. Citi’s first line of defense under the Office of the Chief Information Security Officer provides frontline business, operational and technical controls and capabilities to protect against cybersecurity risks, and to respond to cyber incidents and data breaches. Citi manages these threats through state-of-the-art Fusion Centers, which serve as central command for monitoring and coordinating responses to cyber threats. The enterprise information security team is responsible for infrastructure defense and security controls, performing vulnerability assessments and third-party information security assessments, employee awareness and training programs and security incident management, in each case working in coordination with a network of information security officers who are embedded within the businesses and functions on a global basis.
Citi’s Operational Risk Management-Technology and Cyber (ORM-T/C) and Independent Compliance Risk Management-Technology and Information Security (ICRM-T) groups serve as the second line of defense, and actively evaluate, anticipate and challenge Citi’s risk mitigation practices and capabilities. Internal audit serves as the third line of defense and independently provides assurance on how effectively the organization as a whole manages cybersecurity risk. Citi also has multiple senior committees such as the Information Security Risk Committee (ISRC), which governs enterprise-level risk tolerance inclusive of cybersecurity risk.
Citi seeks to proactively identify and remediate technology and cybersecurity risks before they materialize as incidents that negatively affect business operations. Accordingly, the ORM-T/C team independently challenges and monitors capabilities in accordance with Citi’s defined Technology and Cyber Risk Appetite statements. To address evolving cybersecurity risks and corresponding regulations, ORM-T/C also monitors cyber legal and regulatory requirements, identifies and defines emerging risks, executes strategic cyber threat assessments, performs new products and initiative reviews, performs data management risk oversight and conducts cyber risk assurance reviews (inclusive of third-party assessments). In addition, ORM-T/C employs tools and oversees and challenges metrics that are both tailored to cybersecurity and technology and aligned with Citi’s overall operational risk management framework to effectively track, identify and manage risk.

COMPLIANCE RISK
Compliance risk is the risk to current or projected financial condition and resilience arising from violations of laws or regulations, or from nonconformance with prescribed practices, internal policies and procedures or ethical standards. This risk exposes a bank to fines, civil money penalties, payment of damages and the voiding of contracts. Compliance risk is not limited to risk from failure to comply with consumer protection laws; it encompasses the risk of noncompliance with all laws and regulations, as well as prudent ethical standards and contractual obligations. It also includes the exposure to litigation (known as legal risk) from all aspects of banking, traditional and nontraditional.

Compliance risk spans all risk types in Citi’s risk governance framework and the risk categories outlined in the Governance, Risk, Compliance (GRC) taxonomy. Citi seeks to operate with integrity, maintain strong ethical standards and adhere to applicable policies and regulatory and legal requirements. Citi must maintain and execute a proactive Compliance Risk Management (CRM) Policy that is designed to manage compliance risk effectively across Citi, with a view to fundamentally strengthen the compliance risk management culture across the lines of defense, taking into account Citi’s risk governance framework and regulatory requirements. Independent Compliance Risk Management’s (ICRM) primary objectives are to:

•
Maintain and oversee an integrated CRM Policy that facilitates enterprise-wide compliance with local, national or cross-border laws, rules or regulations, Citi’s internal policies, standards and procedures and relevant standards of conduct;

•	Assess compliance risks and issues across product lines, functions and geographies, supported by globally consistent systems and compliance risk management processes;

•	Drive and embed a culture of compliance and control throughout Citi; and

•	Provide compliance risk data aggregation and reporting capabilities.

To anticipate, control and mitigate compliance risk, Citi has established the CRM Policy to achieve standardization and centralization of methodologies and processes, and to enable more consistent and comprehensive execution of compliance risk management.
Citi has a commitment, as well as an obligation, to identify, assess and mitigate compliance risks associated with its businesses and functions. ICRM is responsible for oversight of Citi’s CRM Policy, while all businesses and global control functions are responsible for managing their compliance risks and operating within the Compliance Risk Appetite.
Citi carries out its objectives and fulfills its responsibilities through the integrated CRM Policy, which is based upon four components: (i) governance and organization; (ii) compliance risk requirements; (iii) processes and activities; and (iv) resources and capabilities. To achieve this, Citi follows these CRM Policy process steps:

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

•	Self-assessment (e.g., Managers Control Assessment) of compliance risk.

•	ICRM is responsible for independently assessing the management of compliance risks.

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

REPUTATION RISK
Citi’s reputation is a vital asset in building trust with its stakeholders and Citi is diligent in communicating its corporate values to its employees, customers and investors.  To support this, Citi has defined a reputation risk appetite approach. Under this approach, each major business segment has implemented a risk appetite statement and related key indicators to monitor and address weaknesses that may result in significant reputation risks. The approach requires that each business segment or region escalates significant reputation risks that require review or mitigation through its business practice committee or equivalent.
The business practices committees are part of the governance infrastructure that Citi has in place to properly review business activities, sales practices, product design, perceived conflicts of interest and other potential franchise or reputation risks. These committees may also raise potential franchise, reputation or systemic risks for due consideration by the business practices committee at the corporate level. All of these committees, which are composed of Citi’s most senior executives, provide the guidance necessary for Citi’s business practices to meet the highest standards of professionalism, integrity and ethical behavior consistent with Citi’s mission and value proposition.
Further, the responsibility for maintaining Citi’s reputation is shared by all employees, who are guided by Citi’s code of conduct. Employees are expected to exercise sound judgment and common sense in decisions and actions. They are also expected to promptly and appropriately escalate all issues that present potential franchise, reputation and/or systemic risk.

STRATEGIC RISK

Overview
Citi executive management, with Citi’s CEO at the lead, is responsible for the development and execution of Citi’s strategy. This strategy is translated into forward-looking plans that are then cascaded across the organization. Strategic risk is monitored through a range of practices: regular Citigroup Board of Director meetings provide strategic external checkpoints where management’s progress against executing the plans is assessed and where decisions to refine the strategic direction of the Company are evaluated; Citi’s executive management assesses progress against executing the defined plans; CEO reviews, which include a risk assessment of the plans, occur across products, regions and functions to focus on progress against executing the plans; products, regions and functions have internal reviews to assess performance at lower levels across the organization; and specific forums exist to focus on key areas that drive strategic risk such as balance sheet management, the introduction of new or modified products and services and country management, among others. In addition to these day-to-day practices, significant strategic actions, such as mergers, acquisitions or capital expenditures, are reviewed and approved by, or notified to, the Citigroup and Citibank Boards of Directors, as appropriate.

Exit of U.K. from EU
As a result of a 2016 U.K. referendum, Citi has reorganized certain U.K. and EU operations and implemented contingency plans to address the U.K.’s official exit from the EU, which occurred as of January 31, 2020. In addition, Citi has established a formal program with senior-level sponsorship and governance to deliver a coordinated response to the U.K.’s exit.
Until negotiations between the U.K. and the EU are finalized and any exit agreement is ratified, Citi continues to plan for a “hard” exit scenario. Citi’s strategy focuses on providing continuity of services to its U.K. and EU clients with minimal disruption. Consequently, Citi has migrated certain business activities to alternative legal entities and branches with appropriate regulatory permissions to carry out such activity, and has established required capabilities in the U.K. and EU. Citi’s plans for a U.K. exit from the EU have primarily covered:

•	the enhancement of Citi’s European bank in Ireland, supported by its substantial European branch network to ensure business continuity for its EU clients;

•	the conversion of Citi’s banking subsidiary in Germany into Citi’s EU investment firm to support broker-dealer activities with EU clients;

•	the establishment of a new U.K. consumer bank to focus on servicing consumer business clients in the U.K.; and

•	the amendments to existing U.K. legal entities or branches, where required, to ensure continuity of services to U.K. and non-EU clients.

Citi has worked closely with clients, regulators and other relevant stakeholders in the execution of its plans to prepare for the U.K.’s exit from the EU. In addition, Citi continues to monitor macroeconomic scenarios and market events and has been undertaking stress testing to assess potential impacts on its businesses. For additional information, see “Risk Factors—Strategic Risks” above.

LIBOR Transition Risk
Citi recognizes that a transition away from and discontinuance of LIBOR presents risks and challenges that could significantly impact financial markets and market participants, including Citi (for information about Citi’s risks from a transition away from and discontinuation of LIBOR or any other benchmark, see “Risk Factors—Strategic Risks” above). Accordingly, Citi has continued its efforts to identify and manage its LIBOR transition risks.
Citi’s LIBOR governance and implementation program remains focused on identifying and addressing the LIBOR transition impacts to Citi’s clients, operational capabilities and legal and financial contracts, among others. The program operates globally across Citi’s businesses and functions and includes active involvement of senior management, oversight by Citi’s Asset and Liability Committee and reporting to the Risk Management Committee of Citigroup’s Board of Directors. As part of the program, Citi has developed LIBOR transition action plans and associated roadmaps under the following key workstreams: program management; transition strategy and risk management; customer management, including internal communications and training, legal/contract management and product management; financial exposures and risk management; regulatory and industry engagement; operations and technology; and finance, risk, tax and treasury.
During 2019, Citi continued to participate in a number of working groups formed by global regulators, including the Alternative Reference Rates Committee (ARRC) convened by the Federal Reserve Board. These working groups continue to promote and advance development of alternative reference rates and to identify and address potential challenges from any transition to such rates. Citi also continues to engage with and monitor developments involving regulators, financial accounting bodies and others on LIBOR transition matters and relief.
Moreover, Citi has been investing in its systems and infrastructure, as client activity moves away from LIBOR to alternative reference rates. Citi also has continued to identify its LIBOR transition exposures, including existing financial instruments that do not contain contract provisions that adequately contemplate the discontinuance of reference rates and that would require additional negotiation with counterparties. In addition, Citi has begun to mitigate its LIBOR transition exposures by, among other things, using alternative reference rates in certain newly issued financial instruments and products. For example, since early 2019, Citi has issued both preferred stock and benchmark debt referencing the Secured Overnight Financing Rate (SOFR) and updated the LIBOR determination method in its debt documentation with the ARRC recommended fallback language. Citi has also been conducting LIBOR transition-related training for employees.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by
country (excluding the U.S.) as of December 31, 2019. The total exposure as of December 31, 2019 to the top 25 countries disclosed below, in combination with the U.S., would represent approximately 95% of Citi’s exposure to all countries. For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 33% of corporate loans presented in the table below are to U.K. domiciled
entities (35% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.
Approximately 85% of the total U.K. funded loans and 89% of
the total U.K. unfunded commitments were investment grade
as of December 31, 2019. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of U.S. dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 4Q19	Total as of 3Q19	Total as of 4Q18	Total as a % of Citi as of 4Q19
United Kingdom	$41.8	$—	$1.9	$50.0	$12.3	$(5.2)	$7.3	$(2.3)	$105.8	$116.6	$111.6	6.5%
Mexico	17.8	17.6	0.3	8.9	0.8	(0.8)	16.0	4.4	65.0	67.3	59.6	4.0
Hong Kong	20.5	12.9	0.9	7.2	1.4	(0.7)	6.2	0.6	49.0	52.5	48.1	3.0
Singapore	14.5	13.3	0.1	5.0	0.7	(0.4)	8.2	1.9	43.3	41.3	40.7	2.6
Ireland	12.1	—	0.5	26.4	0.5	—	—	0.4	39.9	34.8	33.7	2.4
South Korea	3.1	16.5	0.1	2.4	1.0	(0.4)	8.9	3.1	34.7	31.2	33.8	2.1
India	6.5	4.8	0.9	5.9	1.5	(0.6)	10.1	0.9	30.0	29.6	30.2	1.8
Brazil	12.7	—	—	3.1	5.6	(0.9)	4.1	3.7	28.3	25.7	26.0	1.7
Germany	0.5	—	0.1	6.0	3.9	(3.9)	9.2	6.0	21.8	18.0	17.4	1.3
Australia	4.7	9.8	0.1	6.2	1.6	(0.4)	1.5	(2.0)	21.5	20.8	23.5	1.3
China	7.6	3.3	0.6	2.9	0.8	(0.5)	5.0	(1.0)	18.7	18.6	18.0	1.1
Taiwan	5.9	8.0	0.1	1.9	0.4	(0.1)	0.9	0.8	17.9	17.2	17.4	1.1
Japan	2.7	—	0.1	2.5	2.4	(1.7)	5.8	5.2	17.0	18.3	17.6	1.0
Canada	2.4	0.6	0.1	6.8	1.7	(0.7)	3.9	0.4	15.2	15.9	16.0	0.9
Poland	4.1	2.0	0.1	2.4	0.2	(0.1)	3.8	0.9	13.4	13.6	13.2	0.8
Jersey	8.0	—	0.1	5.1	—	(0.4)	—	—	12.8	13.6	10.4	0.8
United Arab Emirates	8.1	1.5	0.1	2.9	0.2	(0.1)	0.1	—	12.8	11.6	9.6	0.8
Malaysia	1.9	4.2	0.2	1.0	0.2	(0.1)	1.0	—	8.4	9.1	10.0	0.5
Thailand	0.9	2.9	—	1.8	—	—	1.7	0.4	7.7	7.8	7.4	0.5
Indonesia	2.4	0.9	—	1.4	0.1	(0.1)	1.1	0.1	5.9	5.9	6.3	0.4
Russia	1.9	1.0	—	0.7	0.2	(0.1)	1.1	0.2	5.0	5.0	4.6	0.3
Philippines	0.7	1.6	0.1	0.5	—	—	1.9	0.1	4.9	4.6	5.3	0.3
Luxembourg	—	—	—	—	0.7	(0.3)	3.7	0.5	4.6	3.1	4.9	0.3
Czech Republic	0.8	—	—	0.7	2.7	—	—	0.1	4.3	3.8	3.0	0.3
Cayman Islands	—	—	—	—	0.1	(0.6)	3.0	1.0	3.5	3.8	2.5	0.2
Total as a % of Citi’s Total Exposure												36.0%
Total as a % of Citi’s non-U.S. Total Exposure												89.7%

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of December 31, 2019, private bank loans in the table above totaled $30 billion, concentrated in Hong Kong ($9.3 billion), Singapore ($7.6 billion) and the U.K. ($7.2 billion).

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

(5)
Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost. Investment securities are reflected in the country that holds, not issues, the investments.

(6)	Trading account assets are shown on a net basis and include issuer risk on cash products and derivative exposure where the underlying reference entity/issuer is located in that country.

Argentina
Citi operates in Argentina through its ICG businesses. As of December 31, 2019, Citi’s net investment in its Argentine operations was approximately $730 million. Citi uses the U.S. dollar as the functional currency for its operations in Argentina because the Argentine economy is considered highly inflationary under U.S. GAAP.
During 2019, the Argentine peso depreciated 59% against the U.S. dollar, and the U.S. rating agencies downgraded Argentina’s sovereign debt rating given renewed concerns of a debt default. In addition, the government of Argentina re-profiled certain short-term debt obligations, and also implemented new capital and currency controls during the third quarter of 2019. Prior to the implementation of these new capital controls, Citi had already remitted all available earnings from its Argentine operations that could be remitted during the 2019 calendar year; the new controls may restrict Citi’s ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations in the future.
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are executed outside of Argentina. As of December 31, 2019, the international NDF market had very limited liquidity, resulting in Citi being unable to economically hedge a significant portion of its Argentine peso exposure. To the extent that Citi is unable to execute additional NDF contracts in the future, devaluations on Citi’s net Argentine peso-denominated assets would be recorded in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
In addition, Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate loan loss reserves on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for such risks under U.S. GAAP as of December 31, 2019. However, given the recent events in Argentina, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures. For additional information on emerging markets risks, see “Risk Factors—Strategic Risks” above.

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

Given the requirements noted above, Citi’s FFIEC cross-border exposures and total outstandings tend to fluctuate, in some cases significantly, from period to period. As an example, because total outstandings under FFIEC guidelines do not include the benefit of margin or hedges, market volatility in interest rates, foreign exchange rates and credit spreads may cause significant fluctuations in the level of total outstandings, all else being equal.

The tables below show each country whose total outstandings exceeded 0.75% of total Citigroup assets:

	December 31, 2019
	Cross-border claims on third parties and local country assets
In billions of U.S. dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
Cayman Islands	$—	$—	$96.8	$10.3	$5.3	$75.9	$107.1	$10.0	$—	$—
United Kingdom	13.3	24.4	34.8	20.6	12.9	61.3	93.1	23.2	71.6	71.6
Japan	32.7	33.3	7.8	6.5	13.1	57.4	80.3	4.7	18.7	17.1
Mexico	2.8	26.3	9.4	35.2	5.5	37.0	73.7	22.4	8.9	8.8
Germany	6.8	29.8	7.7	9.7	9.3	33.6	54.0	13.1	48.0	46.4
France	8.4	6.8	22.2	7.5	9.6	35.3	44.9	29.0	56.0	54.3
Singapore	2.3	17.7	7.2	16.1	2.8	36.1	43.3	12.0	2.0	1.9
South Korea	2.0	16.0	1.7	21.7	2.6	31.4	41.4	12.0	13.9	13.0
India	1.7	12.9	3.1	16.3	2.7	23.4	34.0	10.8	2.3	2.0
Hong Kong	0.6	10.2	3.0	20.0	4.1	27.9	33.8	13.7	2.2	2.0
Australia	4.8	8.7	4.7	12.9	7.9	20.6	31.1	11.8	7.4	7.3
China	3.4	11.0	3.1	12.7	3.9	25.3	30.2	5.1	12.8	11.6
Brazil	3.3	13.3	1.8	11.0	6.1	20.8	29.4	3.2	8.1	8.2
Canada	2.9	4.7	11.5	5.0	3.1	13.5	24.1	14.7	4.3	5.1
Netherlands	6.8	8.5	3.9	4.6	4.6	15.7	23.8	11.0	26.9	26.5
Taiwan	0.6	6.8	1.6	14.3	2.9	13.2	23.3	14.6	0.1	0.1
Italy	3.3	15.9	0.7	1.7	12.8	14.9	21.6	2.5	44.5	44.0
Switzerland	1.2	14.5	1.1	4.6	2.2	18.1	21.4	8.2	17.8	17.3
Ireland	0.2	0.3	8.9	5.4	4.2	12.9	14.8	5.4	1.6	1.8

	December 31, 2018
	Cross-border claims on third parties and local country assets
In billions of U.S. dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
United Kingdom	$14.6	$23.5	$35.7	$22.4	$12.3	$67.8	$96.2	$25.1	$74.3	$76.4
Cayman Islands	—	—	81.6	9.2	5.4	62.5	90.8	5.0	—	—
Japan	31.4	28.8	8.4	7.8	13.6	40.7	76.4	4.0	19.9	18.3
Mexico	3.1	24.5	7.4	34.7	6.0	29.1	69.7	20.2	7.3	7.6
Germany	6.3	45.6	7.2	7.6	6.6	49.8	66.7	10.7	51.3	50.2
France	12.4	8.5	30.7	5.6	9.1	49.5	57.2	30.7	59.9	58.5
South Korea	1.5	17.8	3.0	22.6	1.8	33.2	44.9	12.1	12.2	12.2
Singapore	2.3	22.5	4.4	13.4	1.7	32.3	42.6	11.4	1.9	1.9
India	3.3	12.7	3.3	15.3	4.3	22.5	34.6	9.7	2.5	2.0
Hong Kong	0.9	11.2	3.2	16.9	3.9	27.5	32.2	14.6	2.2	2.2
China	5.0	11.3	3.0	12.3	4.5	20.6	31.6	4.2	15.6	14.6
Australia	3.1	7.8	4.8	13.4	7.1	14.4	29.1	12.1	10.6	10.5
Brazil	3.8	10.4	1.4	10.9	5.0	16.8	26.5	2.6	8.4	8.1
Taiwan	0.7	7.4	3.2	12.6	1.6	18.7	23.9	13.0	0.1	0.1
Netherlands	6.8	9.0	3.2	4.7	3.7	14.7	23.7	8.6	28.4	28.3
Canada	3.2	4.0	9.9	5.2	2.8	15.5	22.3	13.8	5.3	6.2
Switzerland	1.4	13.9	1.1	3.6	1.6	5.1	20.0	6.0	19.7	19.6
Italy	3.4	11.0	0.8	1.6	7.9	10.5	16.8	2.5	51.3	51.5

(1)	Non-bank financial institutions.

(2)	Included in total outstanding.

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

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
This section contains a summary of Citi’s most significant accounting policies. Note 1 to the Consolidated Financial Statements contains a summary of all of Citigroup’s significant accounting policies. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Operational Risks” above). Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Citigroup Board of Directors.

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

For a discussion of the recently adopted CECL accounting pronouncement, see Note 1 to the Consolidated Financial Statements.

Goodwill
Citi tests goodwill for impairment annually on July 1 (the annual test) and through interim assessments between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit or a significant decline in Citi’s stock price. During 2019, the annual test was performed, which resulted in no goodwill impairment as described in Note 16 to the Consolidated Financial Statements.
As of December 31, 2019, Citigroup’s activities are conducted through the Global Consumer Banking and Institutional Clients Group business segments and Corporate/Other. Goodwill impairment testing is performed at the level below the business segment (referred to as a reporting unit).
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
Similar to 2018, Citigroup engaged an independent valuation specialist in 2019 to assist in Citi’s valuation for all the reporting units with goodwill balances, employing both the market approach and the DCF method. The resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.
The DCF method utilized at the time of each impairment test used discount rates that Citi believes adequately reflected the risk and uncertainty in the financial markets in the internally generated cash flow projections. The DCF method employs a capital asset pricing model in estimating the discount rate.
Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s common stock price. The sum of the fair values of the reporting units exceeded the overall market capitalization of Citi as of July 1, 2019. However, Citi believes that it is not meaningful to reconcile the sum of the fair values of the Company’s reporting units to its market capitalization due to several factors. The market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk nor a business model that is perceived to be as complex. In addition, the market capitalization of Citigroup does not include consideration of the individual reporting unit’s control premium.
See Notes 1 and 16 to the Consolidated Financial Statements for additional information on goodwill, including the changes in the goodwill balance year-over-year and the reporting units’ goodwill balances as of December 31, 2019.

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
In establishing a provision for income tax expense, Citi must make judgments and interpretations about the application of these inherently complex tax laws. Citi must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign. Deferred taxes are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets (DTAs) are recognized subject to management’s judgment that realization is more-likely-than-not. For example, if it is more-likely-than-not that a carry-forward would expire unused, Citi would set up a valuation allowance against that DTA. Citi has established valuation allowances as described below.
As a result of the Tax Cuts and Jobs Act (Tax Reform), beginning in 2018, Citi is taxed on income generated by its U.S. operations at a federal tax rate of 21%. The effect on Citi’s state tax rate is dependent upon how and when the individual states choose to or automatically adopt the various new provisions of the U.S. Internal Revenue Code.
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

Deferred Tax Assets and Valuation Allowances
At December 31, 2019, Citi had net DTAs of $23.1 billion. In the fourth quarter of 2019, Citi’s DTAs increased by $0.6 billion, driven primarily by the release of a portion of the valuation allowance related to Citi’s general basket FTC carry-forwards and losses in AOCI. On a full-year basis, Citi’s DTAs increased $0.2 billion from $22.9 billion at December 31, 2018, primarily due to the releases of a portion of the valuation allowance related to Citi’s general basket FTC carry-forwards, partially offset by gains in AOCI.
Of Citi’s total net DTAs of $23.1 billion as of December 31, 2019, $10.7 billion, primarily related to tax carry-forwards, was excluded in calculating Citi’s regulatory capital. The amount excluded from Citi’s regulatory capital decreased $0.9 billion in the full year 2019, adjusting for the impact of the valuation allowance releases. Net DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the year ended December 31, 2019, Citi did not have any such DTAs. Accordingly, the remaining $12.4 billion of net DTAs as of December 31, 2019 was not deducted in calculating regulatory capital pursuant to Basel III standards, and was appropriately risk weighted under those rules.
Citi’s total valuation allowance at December 31, 2019 was $6.5 billion, a decrease of $2.8 billion from $9.3 billion at December 31, 2018. The decrease was primarily driven by carry-forward expirations in the FTC branch basket and in a non-U.S. NOL, FTC general basket valuation allowance releases and a reduction in the net U.S. residual DTA related to non-U.S. branches. Citi’s valuation allowance of $6.5 billion is composed of $4.6 billion on its FTC carry-forwards, $0.8 billion on its U.S. residual DTA related to its non-U.S. branches, $1.0 billion on local non-U.S. DTAs and $0.1 billion on state net operating loss and capital loss carry-forwards.
Citi’s valuation allowance of $3.5 billion against FTC carry-forwards relating to its non-U.S. branches decreased by $0.9 billion in 2019, primarily due to the expiration of the 2009 FTC carry-forward. Citi expects that the absolute amount of its valuation allowance may change in future years as it generates additional FTCs relating to the higher overall local tax rate of its non-U.S. branches, reduced by the expiration of FTC carry-forwards.
Citi’s valuation allowance of $1.1 billion against FTC carry-forwards in its general basket decreased by $0.5 billion, primarily due to actions taken to increase foreign source income in the U.S. and the updated forecast of foreign source income for the FTC carry-forward period. In the fourth quarter of 2019, Citi committed to a plan to move a financing business involving non-U.S. clients and its associated funding to the U.S. The incremental foreign source income generated by this action over time will more-likely-than-not enable usage of FTC carry-forwards of $0.2 billion. See Note 9 to the Consolidated Financial Statements. As stated above, with respect to the portion of the valuation allowance established on Citi’s FTC carry-forwards that are available for use in the general basket, changes in the amount of earnings from sources outside the U.S. could alter the amount of valuation allowance that is eventually needed against such FTCs. Citi continues to look for other actions that may improve foreign source income in the U.S. tax return and thus affect the valuation allowance. These actions can include the relocation of certain businesses to the U.S., each of which can raise client, regulatory or operational challenges. No other actions were deemed prudent and feasible as of December 31, 2019.
Recognized FTCs comprised approximately $6.3 billion of Citi’s DTAs as of December 31, 2019, compared to approximately $6.8 billion as of December 31, 2018. The decrease in FTCs year-over-year was primarily due to current-year usage, partially offset by the valuation allowance release. The FTC carry-forward period represents the most time-sensitive component of Citi’s DTAs.
Citi has an overall domestic loss (ODL) of approximately $39 billion at December 31, 2019, which allows Citi to elect a percentage between 50% and 100% of future years’ domestic source income to be reclassified as foreign source income. (See Note 9 to the Consolidated Financial Statements for a description of the ODL).
Citi believes the U.S. federal and New York State and City net operating loss carry-forward period of 20 years provides enough time to fully utilize the net DTAs pertaining to the existing net operating loss carry-forwards. This is due to Citi’s forecast of sufficient U.S. taxable income and the continued taxation of Citi’s non-U.S. income by New York State and City. Although realization is not assured, Citi believes that the realization of its recognized net DTAs of $23.1 billion at December 31, 2019 is more-likely-than-not, based upon management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise, as well as available tax planning strategies (as defined in ASC Topic 740, Income Taxes). Citi has concluded that it has the necessary positive evidence to support the realization of its net DTAs after taking its valuation allowances into consideration.
For additional information on Citi’s income taxes, including its income tax provision, tax assets and liabilities and a tabular summary of Citi’s net DTAs balance as of December 31, 2019 (including the FTCs and applicable expiration dates of the FTCs), see Note 9 to the Consolidated Financial Statements. For information on Citi’s ability to use its DTAs, see “Risk Factors—Strategic Risks” above.

Tax Cuts and Jobs Act
On December 22, 2017, the President signed Tax Reform into law, reflecting changes to U.S. corporate taxation, including a lower statutory tax rate of 21%, a quasi-territorial regime and a deemed repatriation of all accumulated earnings and profits of foreign subsidiaries. The new law was generally effective January 1, 2018.

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
The table below details the fourth quarter of 2018 changes to Citi’s provisional impact from Tax Reform:

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citi’s management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2019, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
The effectiveness of Citi’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Citigroup Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Citigroup Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the fair value of hard-to-price financial instruments
As described in Notes 1, 6, 24 and 25 to the consolidated financial statements, the Company’s financial assets and liabilities recorded at fair value on a recurring basis were $1,148.7 billion and $615.5 billion, respectively at December 31, 2019. Financial instruments which are measured at fair value using valuation techniques, inclusive of complex internal valuation models or alternative pricing procedures with significant unobservable inputs, represent all Level 3 assets and liabilities ($8.0 billion and $23.0 billion, respectively) and certain Level 2 assets and liabilities (collectively, hard-to-price financial instruments). The Company estimated the fair value of hard-to-price financial instruments utilizing various valuation techniques including, but not limited to, internal valuation models, price-based or comparables analysis and discounted cash flows.
We identified the assessment of the fair value for hard-to-price financial instruments as a critical audit matter, as the assessment involved complex auditor judgment. In particular, there was a high level of subjectivity in the evaluation of the key assumptions and estimates utilized for prices and/or inputs that are not readily observable in the current market and complex internally developed valuation techniques and/or models were used. This assessment encompassed the evaluation of the fair value estimate methodologies, including the Company’s key assumptions and inputs such as interest rate, price, yield, credit spread, volatilities, correlations and forward prices. This also included an evaluation of the underlying models for mathematical accuracy and assessing if the models are appropriate to value the financial instruments.
The following are the primary procedures we performed to address this critical audit matter. We tested internal controls over hard-to-price financial instruments, including pricing methodologies and valuation techniques, and key inputs and assumptions to determine the fair value. We tested the Company’s process to develop the fair value estimate. This included performing an assessment of the key policies and methodologies used in the fair value determination. We involved valuation professionals with industry knowledge and experience who assisted in challenging the models’ significant prices, inputs and assumptions that are not readily observable and which are used in the fair value determination, by testing the reliability of the process used by the Company to determine fair value and evaluating that:

•	the key assumptions and/or inputs reflected those which a market participant would use to determine an exit price in the current market environment;

•	the valuation models used were mathematically accurate and appropriate to value the financial instruments; and

•	relevant information that was reasonably available was considered in the fair value determination.

We involved valuation professionals with industry knowledge and experience who assisted in developing an independent fair value estimate for certain financial instruments based on independently developed valuation models and/or assumptions and comparing to the Company’s fair value measurements.

Assessment of the allowance for loan losses collectively evaluated for impairment
As discussed in Notes 1 and 15 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALL) was $11.3 billion as of December 31, 2019. The Company estimated this ALL for consumer loans utilizing a migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect economic conditions. For corporate loans, the ALL was determined using a statistical model considering the portfolio’s size, remaining tenor and credit quality as measured by internal risk ratings assigned to individual credit facilities, which reflect probability of default and loss given default. The statistical model and migration analysis were each supplemented by qualitative assessments.
We identified the assessment of the ALL as a critical audit matter, as the assessment involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the various components of the ALL methodology, including certain key assumptions and inputs for the Company’s quantitative and qualitative assessments. Key assumptions and inputs for consumer loans included historical credit losses, delinquency status and the manner in which they are applied within a migration analysis. For corporate loans, key assumptions and inputs included internal risk ratings, probability of default and loss given default considered in the statistical model.
The following are the primary procedures we performed to address this critical audit matter. We tested certain internal controls over (1) the approval of the ALL methodologies and (2) the determination of the key assumptions and inputs used to estimate the quantitative and qualitative assessments. We evaluated the Company’s process to develop the ALL estimate by testing certain sources of data, factors and assumptions that the Company used and considered the relevance and reliability of such data, factors and assumptions. We assessed the methodologies used to develop the resulting qualitative assessments and the effect of those assessments on the ALL compared with credit trends. We involved credit risk professionals with industry knowledge and experience who assisted in:

•	reviewing the Company’s ALL methodologies and key assumptions for compliance with U.S. generally accepted accounting principles;

•	testing the key assumptions and inputs in the consumer loans migration analysis and corporate loans statistical model; and

•	evaluating the qualitative assessments of the ALL.

We tested corporate loan internal risk ratings for a selection of credit facilities by (1) involving credit risk professionals with industry knowledge and risk rating experience to assist in evaluating the appropriateness of the internal risk ratings and (2) testing the historical accuracy of internal risk ratings compared to prior periods.

Assessment of the realizability of deferred tax assets, specifically as it relates to foreign tax credits
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company’s net deferred tax assets (DTA) were $23.1 billion as of December 31, 2019. This balance is net of a valuation allowance of $6.5 billion recorded by the Company. The estimation of the DTA for foreign tax credits (FTCs) and related valuation allowance was $10.9 billion and $4.6 billion respectively. The Company evaluated the realization of the DTA for FTCs to determine whether there was more than a 50% likelihood that the DTA for FTCs would be realized, based primarily on the Company’s expectations of future taxable income in each relevant jurisdiction, available tax planning strategies and timing of tax credit expirations.
We identified the assessment of the realizability of the DTA for FTCs as a critical audit matter, as the assessment involved complex auditor judgment and knowledge of global tax regulations. This assessment encompassed the evaluation of the Company’s estimations that are complex due to its global structure and subjective, given the Company’s assumptions used to determine that sufficient taxable income will be generated or tax planning strategies implemented to support the realization of the DTA for FTCs before expiration of foreign tax credits.
The following are the primary procedures we performed to address this critical audit matter. We tested certain internal controls over the Company’s analysis of the realizability of the DTA for FTCs, including future taxable income and tax planning strategies. We tested the Company’s process to develop the valuation allowance estimate. This included performing an assessment of the key policies and methodologies used in the valuation allowance determination. We involved income tax professionals with FTC knowledge and experience, including resources from our national office, who assisted in assessing:

•	the assumptions used to determine the Company’s future taxable income, including the interpretation of the various tax laws and regulations and the source and character of future taxable income;

•	the timing of tax credit expirations; and

•	the prudence and feasibility of tax planning strategies.

We performed sensitivity analyses over the Company’s expectations of future taxable income and timing of tax credit expirations.

/s/ KPMG LLP

We have served as the Company’s auditor since 1969.

New York, New York
February 21, 2020

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars, except per share amounts	2019	2018	2017
Revenues
Interest revenue	$76,510	$70,828	$61,579
Interest expense	29,163	24,266	16,518
Net interest revenue	$47,347	$46,562	$45,061
Commissions and fees	$11,746	$11,857	$12,707
Principal transactions	8,892	8,905	8,940
Administration and other fiduciary fees	3,411	3,580	3,584
Realized gains on sales of investments, net	1,474	421	778
Net impairment losses recognized in earnings	$(32)	$(132)	$(63)
Other revenue	$1,448	$1,661	$1,437
Total non-interest revenues	$26,939	$26,292	$27,383
Total revenues, net of interest expense	$74,286	$72,854	$72,444
Provisions for credit losses and for benefits and claims
Provision for loan losses	$8,218	$7,354	$7,503
Policyholder benefits and claims	73	101	109
Provision (release) for unfunded lending commitments	92	113	(161)
Total provisions for credit losses and for benefits and claims	$8,383	$7,568	$7,451
Operating expenses
Compensation and benefits	$21,433	$21,154	$21,181
Premises and equipment	2,328	2,324	2,453
Technology/communication	7,077	7,193	6,909
Advertising and marketing	1,516	1,545	1,608
Other operating	9,648	9,625	10,081
Total operating expenses	$42,002	$41,841	$42,232
Income from continuing operations before income taxes	$23,901	$23,445	$22,761
Provision for income taxes	4,430	5,357	29,388
Income (loss) from continuing operations	$19,471	$18,088	$(6,627)
Discontinued operations
Loss from discontinued operations	$(31)	$(26)	$(104)
Provision (benefit) for income taxes	(27)	(18)	7
Loss from discontinued operations, net of taxes	$(4)	$(8)	$(111)
Net income (loss) before attribution of noncontrolling interests	$19,467	$18,080	$(6,738)
Noncontrolling interests	66	35	60
Citigroup’s net income (loss)	$19,401	$18,045	$(6,798)
Basic earnings per share(1)
Income (loss) from continuing operations	$8.08	$6.69	$(2.94)
Loss from discontinued operations, net of taxes	—	—	(0.04)
Net income (loss)	$8.08	$6.69	$(2.98)
Weighted average common shares outstanding (in millions)	2,249.2	2,493.3	2,698.5

CONSOLIDATED STATEMENT OF INCOME (Continued)		Citigroup Inc. and Subsidiaries
	Years ended December 31,
In millions of dollars, except per share amounts	2019	2018	2017
Diluted earnings per share(1)
Income (loss) from continuing operations	$8.04	$6.69	$(2.94)
Income (loss) from discontinued operations, net of taxes	—	—	(0.04)
Net income (loss)	$8.04	$6.68	$(2.98)
Adjusted weighted average common shares outstanding (in millions)	2,265.3	2,494.8	2,698.5

(1)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2019	2018	2017
Citigroup’s net income (loss)	$19,401	$18,045	$(6,798)
Add: Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on debt securities, net of taxes(1)(2)	$1,985	$(1,089)	$(863)
Net change in debt valuation adjustment (DVA), net of taxes(1)	(1,136)	1,113	(569)
Net change in cash flow hedges, net of taxes	851	(30)	(138)
Benefit plans liability adjustment, net of taxes(3)	(552)	(74)	(1,019)
Net change in foreign currency translation adjustment, net of taxes and hedges	(321)	(2,362)	(202)
Net change in excluded component of fair value hedges, net of taxes	25	(57)	—
Citigroup’s total other comprehensive income (loss)(4)	$852	$(2,499)	$(2,791)
Citigroup’s total comprehensive income (loss)	$20,253	$15,546	$(9,589)
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$—	$(43)	$114
Add: Net income attributable to noncontrolling interests	66	35	60
Total comprehensive income (loss)	$20,319	$15,538	$(9,415)

(1)    See Note 1 to the Consolidated Financial Statements.

(2)
For the years ended December 31, 2019 and 2018, amounts represent the net change in unrealized gains and losses on available-for-sale (AFS) debt securities. Effective January 1, 2018, the AFS category was eliminated for equity securities under ASU 2016-01.

(3)    See Note 8 to the Consolidated Financial Statements.

(4)	Includes the impact of ASU 2018-02, adopted in 2017. See Note 1 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	December 31,
In millions of dollars	2019	2018
Assets
Cash and due from banks (including segregated cash and other deposits)	$23,967	$23,645
Deposits with banks	169,952	164,460
Securities borrowed and purchased under agreements to resell (including $153,193 and $147,701 as of December 31, 2019 and 2018, respectively, at fair value)	251,322	270,684
Brokerage receivables	39,857	35,450
Trading account assets (including $120,236 and $112,932 pledged to creditors at December 31, 2019 and 2018, respectively)	276,140	256,117
Investments:
Available-for-sale debt securities (including $8,721 and $9,284 pledged to creditors as of December 31, 2019 and 2018, respectively)	280,265	288,038
Held-to-maturity debt securities (including $1,923 and $971 pledged to creditors as of December 31, 2019 and 2018, respectively)	80,775	63,357
Equity securities (including $1,162 and $1,109 as of December 31, 2019 and 2018, respectively, at fair value)	7,523	7,212
Total investments	$368,563	$358,607
Loans:
Consumer (including $18 and $20 as of December 31, 2019 and 2018, respectively, at fair value)	309,548	302,360
Corporate (including $4,067 and $3,203 as of December 31, 2019 and 2018, respectively, at fair value)	389,935	381,836
Loans, net of unearned income	$699,483	$684,196
Allowance for loan losses	(12,783)	(12,315)
Total loans, net	$686,700	$671,881
Goodwill	22,126	22,046
Intangible assets (including MSRs of $495 and $584 as of December 31, 2019 and 2018, respectively, at fair value)	4,822	5,220
Other assets (including $12,830 and $20,788 as of December 31, 2019 and 2018, respectively, at fair value)	107,709	109,273
Total assets	$1,951,158	$1,917,383

The following table presents certain assets of consolidated variable interest entities (VIEs), which are included on the Consolidated Balance Sheet above. The assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs, presented on the following page, and are in excess of those obligations. In addition, the assets in the table below include third-party assets of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	December 31,
In millions of dollars	2019	2018
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$108	$270
Trading account assets	6,719	917
Investments	1,295	1,796
Loans, net of unearned income
Consumer	46,977	49,403
Corporate	16,175	19,259
Loans, net of unearned income	$63,152	$68,662
Allowance for loan losses	(1,841)	(1,852)
Total loans, net	$61,311	$66,810
Other assets	73	151
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$69,506	$69,944
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	December 31,
In millions of dollars, except shares and per share amounts	2019	2018
Liabilities
Non-interest-bearing deposits in U.S. offices	$98,811	$105,836
Interest-bearing deposits in U.S. offices (including $1,624 and $717 as of December 31, 2019 and 2018, respectively, at fair value)	401,418	361,573
Non-interest-bearing deposits in offices outside the U.S.	85,692	80,648
Interest-bearing deposits in offices outside the U.S. (including $695 and $758 as of December 31, 2019 and 2018, respectively, at fair value)	484,669	465,113
Total deposits	$1,070,590	$1,013,170
Securities loaned and sold under agreements to repurchase (including $40,651 and $44,510 as of December 31, 2019 and 2018, respectively, at fair value)	166,339	177,768
Brokerage payables	48,601	64,571
Trading account liabilities	119,894	144,305
Short-term borrowings (including $4,946 and $4,483 as of December 31, 2019 and 2018, respectively, at fair value)	45,049	32,346
Long-term debt (including $55,783 and $38,229 as of December 31, 2019 and 2018, respectively, at fair value)	248,760	231,999
Other liabilities (including $6,343 and $15,906 as of December 31, 2019 and 2018, respectively, at fair value)	57,979	56,150
Total liabilities	$1,757,212	$1,720,309
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 719,200 as of December 31, 2019 and 738,400 as of December 31, 2018, at aggregate liquidation value	$17,980	$18,460
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,602,856 as of December 31, 2019 and 3,099,567,177 as of December 31, 2018	31	31
Additional paid-in capital	107,840	107,922
Retained earnings	165,369	151,347
Treasury stock, at cost: 985,479,501 shares as of December 31, 2019 and 731,099,833 shares as of December 31, 2018	(61,660)	(44,370)
Accumulated other comprehensive income (loss) (AOCI)	(36,318)	(37,170)
Total Citigroup stockholders’ equity	$193,242	$196,220
Noncontrolling interest	704	854
Total equity	$193,946	$197,074
Total liabilities and equity	$1,951,158	$1,917,383

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

	December 31,
In millions of dollars	2019	2018
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$10,031	$13,134
Long-term debt	25,582	28,514
Other liabilities	917	697
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$36,530	$42,345
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

	Years ended December 31,
	Amounts			Shares
In millions of dollars, except shares in thousands	2019	2018	2017	2019	2018	2017
Preferred stock at aggregate liquidation value
Balance, beginning of year	$18,460	$19,253	$19,253	738	770	770
Issuance of new preferred stock	1,500	—	—	60	—	—
Redemption of preferred stock	(1,980)	(793)	—	(79)	(32)	—
Balance, end of period	$17,980	$18,460	$19,253	719	738	770
Common stock and additional paid-in capital
Balance, beginning of year	$107,953	$108,039	$108,073	3,099,567	3,099,523	3,099,482
Employee benefit plans	(112)	(94)	(27)	36	44	41
Preferred stock issuance expense	(4)	—	—	—	—	—
Other	34	8	(7)	—	—	—
Balance, end of period	$107,871	$107,953	$108,039	3,099,603	3,099,567	3,099,523
Retained earnings
Balance, beginning of year	$151,347	$138,425	$146,477
Adjustment to opening balance, net of taxes(1)	151	(84)	(660)
Adjusted balance, beginning of period	$151,498	$138,341	$145,817
Citigroup’s net income (loss)	19,401	18,045	(6,798)
Common dividends(2)	(4,403)	(3,865)	(2,595)
Preferred dividends	(1,109)	(1,174)	(1,213)
Impact of Tax Reform related to AOCI reclassification(3)	—	—	3,304
Other(4)	(18)	—	(90)
Balance, end of period	$165,369	$151,347	$138,425
Treasury stock, at cost
Balance, beginning of year	$(44,370)	$(30,309)	$(16,302)	(731,100)	(529,615)	(327,090)
Employee benefit plans(5)	585	484	531	9,872	10,557	11,651
Treasury stock acquired(6)	(17,875)	(14,545)	(14,538)	(264,252)	(212,042)	(214,176)
Balance, end of period	$(61,660)	$(44,370)	$(30,309)	(985,480)	(731,100)	(529,615)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(37,170)	$(34,668)	$(32,381)
Adjustment to opening balance, net of taxes(1)	—	(3)	504
Adjusted balance, beginning of period	$(37,170)	$(34,671)	$(31,877)
Citigroup’s total other comprehensive income (loss)(3)	852	(2,499)	(2,791)
Balance, end of period	$(36,318)	$(37,170)	$(34,668)
Total Citigroup common stockholders’ equity	$175,262	$177,760	$181,487	2,114,123	2,368,467	2,569,908
Total Citigroup stockholders’ equity	$193,242	$196,220	$200,740
Noncontrolling interests
Balance, beginning of year	$854	$932	$1,023
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	—	(28)
Transactions between Citigroup and the noncontrolling-interest shareholders	(169)	(50)	(121)
Net income attributable to noncontrolling-interest shareholders	66	35	60
Distributions paid to noncontrolling-interest shareholders	(40)	(38)	(44)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	—	(43)	114
Other	(7)	18	(72)
Net change in noncontrolling interests	$(150)	$(78)	$(91)
Balance, end of period	$704	$854	$932
Total equity	$193,946	$197,074	$201,672

(1)	See Note 1 to the Consolidated Financial Statements for additional details.

(2)
Common dividends declared were $0.45 per share in the first and second quarters of 2019 and $0.51 per share in the third and fourth quarters of 2019; $0.32 per share in the first and second quarters of 2018 and $0.45 per share in the third and fourth quarters of 2018; and $0.16 in the first and second quarters of 2017 and $0.32 per share in the third and fourth quarters of 2017.

(3)	Includes the impact of ASU 2018-02, which transferred those amounts from AOCI to 2017 Retained earnings. See Notes 1 and 19 to the Consolidated Financial Statements.

(4)	2017 includes the impact of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 1 to the Consolidated Financial Statements.

(5)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(6)	Primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2019	2018	2017
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$19,467	$18,080	$(6,738)
Net income attributable to noncontrolling interests	66	35	60
Citigroup’s net income	$19,401	$18,045	$(6,798)
Loss from discontinued operations, net of taxes	(4)	(8)	(111)
Income (loss) from continuing operations—excluding noncontrolling interests	$19,405	$18,053	$(6,687)
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net gains on significant disposals(1)	—	(247)	(602)
Depreciation and amortization	3,905	3,754	3,659
Deferred income taxes(2)	(610)	(51)	24,877
Provision for loan losses	8,218	7,354	7,503
Realized gains from sales of investments	(1,474)	(421)	(778)
Net impairment losses on investments	32	132	91
Change in trading account assets	(20,124)	(3,469)	(7,038)
Change in trading account liabilities	(24,411)	19,135	(15,375)
Change in brokerage receivables net of brokerage payables	(20,377)	6,163	(5,307)
Change in loans HFS	(909)	770	247
Change in other assets	4,724	(5,791)	(3,364)
Change in other liabilities	1,829	(871)	(3,044)
Other, net	16,955	(7,559)	(2,956)
Total adjustments	$(32,242)	$18,899	$(2,087)
Net cash provided by (used in) operating activities of continuing operations	$(12,837)	$36,952	$(8,774)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$19,362	$(38,206)	$4,335
Change in loans	(22,466)	(29,002)	(58,062)
Proceeds from sales and securitizations of loans	2,878	4,549	8,365
Purchases of investments	(274,491)	(152,487)	(185,740)
Proceeds from sales of investments	137,173	61,491	107,368
Proceeds from maturities of investments	119,051	83,604	84,369
Proceeds from significant disposals(1)	—	314	3,411
Capital expenditures on premises and equipment and capitalized software	(5,336)	(3,774)	(3,361)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	259	212	377
Other, net	196	181	187
Net cash used in investing activities of continuing operations	$(23,374)	$(73,118)	$(38,751)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,447)	$(5,020)	$(3,797)
Issuance of preferred stock	1,496	—	—
Redemption of preferred stock	(1,980)	(793)	—
Treasury stock acquired	(17,571)	(14,433)	(14,541)
Stock tendered for payment of withholding taxes	(364)	(482)	(405)
Change in securities loaned and sold under agreements to repurchase	(11,429)	21,491	14,456
Issuance of long-term debt	59,134	60,655	67,960
Payments and redemptions of long-term debt	(51,029)	(58,132)	(40,986)
Change in deposits	57,420	53,348	30,416
Change in short-term borrowings	12,703	(12,106)	13,751

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)	Citigroup Inc. and Subsidiaries
	Years ended December 31,
In millions of dollars	2019	2018	2017
Net cash provided by financing activities of continuing operations	$42,933	$44,528	$66,854
Effect of exchange rate changes on cash and cash equivalents	$(908)	$(773)	$693
Change in cash, due from banks and deposits with banks	$5,814	$7,589	$20,022
Cash, due from banks and deposits with banks at beginning of period(3)	188,105	180,516	160,494
Cash, due from banks and deposits with banks at end of period(3)	$193,919	$188,105	$180,516
Cash and due from banks	$23,967	$23,645	$23,775
Deposits with banks	169,952	164,460	156,741
Cash, due from banks and deposits with banks at end of period	$193,919	$188,105	$180,516
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$4,888	$4,313	$2,083
Cash paid during the year for interest	28,682	22,963	15,675
Non-cash investing activities(4)
Transfers to loans HFS (Other assets) from loans	$5,500	$4,200	$5,900

(1)	See Note 2 to the Consolidated Financial Statements for further information on significant disposals.

(2)
Includes the full impact of the $22.6 billion non-cash charge related to the Tax Cuts and Jobs Act (Tax Reform) in 2017. See Notes 1 and 9 to the Consolidated Financial Statements for further information.

(3)	Includes the impact of ASU 2016-18, Restricted Cash. See Notes 1 and 26 to the Consolidated Financial Statements.

(4)
Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 26 to the Consolidated Financial Statements for more information and balances as of December 31, 2019.

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

Investment Securities
Investments include debt and equity securities. Debt securities include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities that are subject to prepayment risk. Equity securities include common and nonredeemable preferred stock.

Debt Securities

•
Debt securities classified as “held-to-maturity” are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Interest income on such securities is included in Interest revenue.

•	Debt securities classified as “available-for-sale” are carried at fair value with changes in fair value reported in Accumulated other comprehensive income (loss), a component of stockholders’ equity, net of applicable income taxes and hedges. Interest income on such securities is included in Interest revenue.

Equity Securities

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

For investments in debt securities classified as HTM or AFS, the accrual of interest income is suspended for investments that are in default or for which it is likely that future interest payments will not be made as scheduled.
Debt securities not measured at fair value through earnings, such as securities held in HTM or AFS, and equity securities under the measurement alternative, are subject to evaluation for impairment as described in Note 13 to the Consolidated Financial Statements. Realized gains and losses on sales of investments are included in earnings, primarily on a specific identification basis.
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

Repurchase and Resale Agreements
Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) do not constitute a sale (or purchase) of the underlying securities for accounting purposes and are treated as collateralized financing transactions. As described in Note

25 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to certain of such transactions, with changes in fair value reported in earnings. Any transactions for which fair value accounting has not been elected are recorded at the amount of cash advanced or received plus accrued interest. Irrespective of whether the Company has elected fair value accounting, interest paid or received on all repo and reverse repo transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.
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

Loans
Loans are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs, except for credit card receivable balances, which include accrued interest and fees. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to income over the lives of the related loans.
As described in Note 25 to the Consolidated Financial Statements, Citi has elected fair value accounting for certain loans. Such loans are carried at fair value with changes in fair value reported in earnings. Interest income on such loans is recorded in Interest revenue at the contractually specified rate.
Loans that are held-for-investment are classified as Loans, net of unearned income on the Consolidated Balance Sheet, and the related cash flows are included within the cash flows from investing activities category in the Consolidated Statement of Cash Flows on the line Change in loans. However, when the initial intent for holding a loan has changed from held-for-investment to held-for-sale (HFS), the loan is reclassified to HFS, but the related cash flows continue to be reported in cash flows from investing activities in the Consolidated Statement of Cash Flows on the line Proceeds from sales and securitizations of loans.

Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking (GCB) businesses and Corporate/Other.

Consumer Non-accrual and Re-aging Policies
As a general rule, interest accrual ceases for installment and real estate (both open- and closed-end) loans when payments are 90 days contractually past due. For credit cards and other unsecured revolving loans, however, Citi generally accrues interest until payments are 180 days past due. As a result of OCC guidance, home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage is 90 days or more past due. Also as a result of OCC guidance, mortgage loans in regulated bank entities are classified as non-accrual within 60 days of notification that the borrower has filed for bankruptcy, other than Federal Housing Administration (FHA)-insured loans.
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
For U.S. consumer loans, generally one of the conditions to qualify for modification is that a minimum number of payments (typically ranging from one to three) must be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, FHA and Department of Veterans Affairs (VA) loans may only be modified under those respective agencies’ guidelines, and payments are not always required in order to re-age a modified loan to current.

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
Management also considers overall portfolio indicators, including historical credit losses; delinquent, non-performing and classified loans; trends in volumes and terms of loans; an evaluation of overall credit quality; the credit process, including lending policies and procedures; and economic, geographical, product and other environmental factors.
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
For both the asset-specific and the statistically based components of the Allowance for loan losses, management may incorporate guarantor support. The financial wherewithal of the guarantor is evaluated, as applicable, based on net worth, cash flow statements and personal or company financial statements, which are updated and reviewed at least annually. Citi seeks performance on guarantee arrangements in the normal course of business. Seeking performance entails obtaining satisfactory cooperation from the guarantor or borrower in the specific situation. This regular cooperation is indicative of pursuit and successful enforcement of the guarantee; the exposure is reduced without the expense and burden of pursuing a legal remedy. A guarantor’s reputation and willingness to work with Citigroup are evaluated based on the historical experience with the guarantor and knowledge of the marketplace. In the rare event that the guarantor is unwilling or unable to perform or facilitate borrower cooperation, Citi pursues a legal remedy; however, enforcing a guarantee via legal action against the guarantor is not the primary means of resolving a troubled loan situation and rarely occurs. If Citi does not pursue a legal remedy, it is because Citi does not believe that the guarantor has the financial wherewithal to perform regardless of legal action or because there are legal limitations on simultaneously pursuing guarantors and foreclosure. A guarantor’s reputation does not impact Citi’s decision or ability to seek performance under the guarantee.
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
In addition, representatives from each of the risk management and finance staffs who cover business areas with delinquency-managed portfolios containing smaller-balance homogeneous loans present their recommended reserve balances based on leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends, including current and future housing prices, unemployment, length of time in foreclosure, costs to sell and GDP. This methodology is applied separately for each individual product within each geographic region in which these portfolios exist.
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
For additional information on the Company’s MSRs, see Notes 16 and 21 to the Consolidated Financial Statements.

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is subject to annual impairment testing and interim assessments between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.
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

Other Assets and Other Liabilities
Other assets include, among other items, loans HFS, deferred tax assets, equity method investments, interest and fees receivable, lease right-of-use assets, premises and equipment (including purchased and developed software), repossessed assets and other receivables. Other liabilities include, among other items, accrued expenses and other payables, lease liabilities, deferred tax liabilities and reserves for legal claims, taxes, unfunded lending commitments, repositioning reserves and other matters.

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

Instrument-specific Credit Risk
Citi presents separately in AOCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk, when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Accordingly, the change in fair value of liabilities for which the fair value option was elected, related to changes in Citigroup’s own credit spreads, is presented in AOCI.

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
Effective January 1, 2019, the Company prospectively adopted the provisions of the ASU. At adoption, Citi recognized a lease liability and a corresponding ROU asset of approximately $4.4 billion on the Consolidated Balance

Sheet related to its future lease payments as a lessee under operating leases. In addition, the Company recorded a $151 million increase in Retained earnings for the cumulative effect of recognizing previously deferred gains on sale/leaseback transactions. Adoption of the ASU did not have a material impact on the Consolidated Statement of Income. See Notes 14 and 26 for additional details.
The Company has elected not to separate lease and non-lease components in its lease contracts and accounts for them as a single lease component. Citi has also elected not to record an ROU asset for short-term leases that have a term of 12 months or less and do not contain purchase options that Citi is reasonably certain to exercise. The cost of short-term leases is recognized in the Consolidated Statement of Income on a straight-line basis over the lease term. In addition, Citi applies the portfolio approach to account for certain equipment leases with nearly identical contractual terms.

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
Separately, as part of managing its real estate footprint, Citi subleases excess real estate space via operating lease arrangements.

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
Citi completed its accounting for Tax Reform under SAB 118 during the fourth quarter of 2018 and recorded a one-time, non-cash tax benefit of $94 million in Corporate/Other related to amounts that were considered provisional pursuant to SAB 118. The adjustments for the provisional amounts consisted of a $1.2 billion benefit relating to a reduction of the valuation allowance against Citi’s FTC carry-forwards and its U.S. residual DTAs related to its non-U.S. branches, offset by additional charges of $0.2 billion related to the impact of a change to a “quasi-territorial tax system” and $0.9 billion related to the impact of deemed repatriation of undistributed earnings of non-U.S. subsidiaries.
Also, Citi has made a policy election to account for taxes on Global Intangible Low Taxed Income (GILTI) as incurred.

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Revenue Recognition), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The ASU defines the promised good or service as the performance obligation under the contract.
While the guidance replaces most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, does not impact a majority of the Company’s revenues, including net interest income, loan fees, gains on sales and mark-to-market accounting.
In accordance with the new revenue recognition standard, Citi has identified the specific performance obligation (promised services) associated with the contract with the customer and has determined when that specific performance obligation has been satisfied, which may be at a point in time or over time depending on how the performance obligation is defined. The contracts with customers also contain the transaction price, which consists of fixed consideration and/or consideration that may vary (variable consideration), and is defined as the amount of consideration an entity expects to be entitled to when or as the performance obligation is satisfied, excluding amounts collected on behalf of third parties (including transaction taxes). The amounts recognized at the point in time the performance obligation is satisfied may differ from the ultimate transaction price associated with that performance obligation when a portion of it is based on variable consideration. For example, some consideration is based on the client’s month-end balance or market values, which are unknown at the time the contract is executed. The remaining transaction price amount, if any, will be recognized as the variable consideration becomes determinable. In certain transactions, the performance obligation is considered satisfied at a point in time in the future. In this instance, Citi defers revenue on the balance sheet that will only be recognized upon completion of the performance obligation.
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
The Company has retrospectively adopted this standard as of January 1, 2018 and as a result was required to report amounts paid to third parties where Citi is principal to the contract within Operating expenses. The adoption resulted in an increase in both revenue and expenses of approximately $1 billion for each of the years ended December 31, 2019 and 2018 with similar amounts for prior years. Prior to adoption, these expense amounts were reported as contra revenue primarily within Commissions and fees and Administration and other fiduciary fees revenues. Accordingly, prior periods have been reclassified to conform to the new presentation.
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

Clarifying the Definition of a Business
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The definition of a business directly and indirectly affects many areas of accounting (e.g., acquisitions, disposals, goodwill and consolidation). The ASU narrows the definition of a business by introducing a quantitative screen as the first step, such that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If the set is not clarified from the quantitative screen, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.
Citi adopted the ASU upon its effective date on January 1, 2018, prospectively. The ongoing impact of the ASU will depend upon the acquisition and disposal activities of Citi. If fewer transactions qualify as a business, there could be less initial recognition of Goodwill, but also less goodwill allocated to disposals. There was no impact during 2018 from the adoption of this ASU.

Changes in Accounting for Pension and Postretirement (Benefit) Expense
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the income statement presentation of net benefit expense and requires restating the Company’s financial statements for each of the earlier periods presented in Citi’s annual and interim financial statements. The change in presentation was effective for annual and interim periods starting January 1, 2018. The ASU requires that only the service cost component of net benefit expense be included in Compensation and benefits on the income statement. The other components of net benefit expense are required to be presented outside of Compensation and benefits and are presented in Other operating expenses. Since both of these income statement line items are part of Operating expenses, total Operating expenses and Net income will not change. This change in presentation did not have a material effect on Compensation and benefits and Other operating expenses and was applied prospectively. The components of the net benefit expense are disclosed in Note 8 to the Consolidated Financial Statements.
 The standard also changes the components of net benefit expense that are eligible for capitalization when employee costs are capitalized in connection with various activities, such as internally developed software, construction-in-progress and loan origination costs. Prospectively from January 1, 2018, only the service cost component of net benefit expense may be capitalized.  Existing capitalized balances are not affected. This change in amounts eligible for capitalization does not have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

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

Statement of Cash Flows
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires that companies present cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents (restricted cash) when reconciling beginning-of-period and end-of-period totals on the Consolidated Statement of Cash Flows. In connection with the adoption of the ASU, Citigroup also changed its definition of cash and cash equivalents to include all of Cash and due from banks and predominately all of Deposits with banks. The Company has retrospectively adopted this ASU as of January 1, 2018 and as a result Net cash provided by investing activities of continuing operations on the Consolidated Statement of Cash Flows for the year ended December 31, 2017 increased by $19.3 billion.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
On February 14, 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU allows a reclassification from AOCI to Retained earnings for the deferred taxes previously recorded in AOCI that exceed the current federal tax rate of 21%, resulting from the newly enacted corporate tax rate in Tax Reform, and other stranded tax amounts related to the application of Tax Reform that Citi elects to reclassify. The ASU allows adjustments to reclassification amounts in subsequent periods as a result of changes to the amounts recorded under SAB 118. Citi elected to early adopt the ASU effective December 31, 2017, which applied only to the period in which the effects related to the one-time Tax Reform charge were recognized. In addition to the reclassification of deferred taxes recorded in AOCI that exceed the current federal tax rate, Citi also reclassified amounts recorded in AOCI related to the effects of the shift to a territorial system related to the application of Tax Reform using the portfolio method.
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

Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify certain disclosure requirements for fair value measurements and were effective January 1, 2020, with early adoption permitted. The Company early adopted this ASU as of December 31, 2019 in its entirety, with no material impact on the Company.

FUTURE ACCOUNTING CHANGES

Accounting for Financial Instruments—Credit Losses

Overview
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, the Current Expected Credit Losses (CECL) methodology, which requires earlier recognition of credit losses while also providing additional transparency about credit risk. Citi adopted the ASU as of January 1, 2020, which, as discussed below, resulted in an increase in Citi’s Allowance for credit losses and a decrease to opening Retained earnings, net of deferred income taxes, at January 1, 2020.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities, receivables and other financial assets measured at amortized cost at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple existing impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset, the methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than prior U.S. GAAP. For available-for-sale debt securities where fair value is less than cost, that Citi intends to hold or more-likely-than-not will not be required to sell, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk.

January 1, 2020 CECL Transition (Day 1) Impact
The CECL methodology’s impact on expected credit losses, among other things, reflects Citi’s view of the current state of the economy, forecasted macroeconomic conditions and Citi’s portfolios. At the January 1, 2020 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to Citi was an approximate $4.1 billion, or an approximate 29%, pretax increase in the Allowance for credit losses, along with a $3.1 billion after-tax decrease in Retained earnings and a deferred tax asset increase of $1.0 billion. This transition impact reflects (i) a $4.9 billion build to the Allowance for credit losses for Citi’s consumer exposures, primarily driven by the impact on credit card receivables of longer estimated tenors under the CECL lifetime expected credit loss methodology (loss coverage of approximately 23 months) compared to shorter estimated tenors under the probable loss methodology under prior U.S. GAAP (loss coverage of approximately 14 months), net of recoveries; and (ii) a release of $0.8 billion of reserves primarily related to Citi’s corporate net loan loss exposures, largely due to more precise contractual maturities that result in shorter remaining tenors, incorporation of recoveries and use of more specific historical loss data based on an increase in portfolio segmentation across industries and geographies.
Under the CECL methodology, the Allowance for credit losses consists of quantitative and qualitative components. Citi’s quantitative component of the Allowance for credit losses is model based and utilizes a single forward-looking macroeconomic forecast, complemented by the qualitative component described below, in estimating expected credit losses and discounts inputs for the corporate classifiably managed portfolios. Reasonable and supportable forecast periods vary by product. For example, Citi’s consumer cards models use a 13-quarter reasonable and supportable period and revert to historical loss experience thereafter, while its corporate loan models use a nine-quarter reasonable and supportable period followed by a three-quarter graduated transition to historical loss experience.

Citi’s qualitative component of the Allowance for credit losses considers (i) the uncertainty of forward-looking scenarios based on the likelihood and severity of a possible recession as another possible scenario; (ii) certain portfolio characteristics, such as portfolio concentration and collateral coverage; and (iii) model limitations as well as idiosyncratic events.

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
The ASU was adopted by Citi as of January 1, 2020 with prospective application. The impact of the ASU will depend upon the performance of Citi’s reporting units and the market conditions impacting the fair value of each reporting unit going forward.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Summary of Discontinued Operations
The Company’s Discontinued operations consisted of residual activities related to the sales of the Brazil Credit Card business in 2013, the Egg Banking plc Credit Card business in 2011, and the German Retail Banking business in 2008. All Discontinued operations results are recorded within Corporate/Other.
The following summarizes financial information for all Discontinued operations:

In millions of dollars	2019	2018	2017
Total revenues, net of interest expense	$—	$—	$—
Loss from discontinued operations	$(31)	$(26)	$(104)
Provision (benefit) for income taxes	(27)	(18)	7
Loss from discontinued operations, net of taxes	$(4)	$(8)	$(111)

Cash flows from Discontinued operations were not material for all periods presented.

Significant Disposals
There were no significant disposals during 2019. The transactions described below were identified as significant disposals during 2018 and 2017.

Sale of Mexico Asset Management Business
On September 21, 2018, Citi completed the sale of its Mexico asset management business, which was part of Latin America GCB. As part of the sale, Citi derecognized total assets of $137 million and total liabilities of $41 million. The transaction resulted in a pretax gain on sale of approximately $250 million (approximately $150 million after-tax) recorded in Other revenue in 2018. Further, Citi and the buyer entered into a 10-year services framework agreement, with Citi acting as the distributor in exchange for an ongoing fee.
Income before taxes for the divested business, excluding the pretax gain on sale, was as follows:

In millions of dollars	2019	2018	2017
Income before taxes	$—	$123	$164

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
Income before taxes for the divested businesses, excluding the pretax gain on sale, was immaterial.

Exit of U.S. Mortgage Service Operations
Citigroup executed agreements during the first quarter of 2017 to effectively exit its direct U.S. mortgage servicing operations, which included the sale of mortgage servicing rights and execution of a subservicing agreement for the remaining Citi-owned loans and certain other mortgage servicing rights. As part of this transaction, Citi also transferred certain employees.
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
Excluding the loss on sale and the additional charges, income before taxes for the disposed operation was immaterial.

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
Income before taxes for the divested business, excluding the pretax gain on sale, was as follows:

In millions of dollars	2019	2018	2017
Income before taxes	$—	$—	$41

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
The prior-period balances reflect reclassifications to conform the presentation for all periods to the current period’s presentation. During 2019, financial data was reclassified to reflect:

•
Citi’s commercial banking businesses previously reported as part of GCB in North America, Latin America and Asia, including approximately $28 billion in end-of-period loans and approximately $37 billion in end-of-period deposits, are reported in ICG for all periods presented;

•	the re-attribution of certain costs between Corporate/Other and GCB and ICG; and

•	certain other immaterial reclassifications.

Citi’s consolidated Net income (loss) reported in its 2018 Annual Report on Form 10-K remains unchanged for all periods presented as a result of the changes and reclassifications discussed above.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense(1)			Provision (benefits) for income taxes(2)			Income (loss) from continuing operations(2)(3)			Identifiable assets
In millions of dollars, except identifiable assets in billions	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018
Global Consumer Banking	$32,971	$32,339	$31,445	$1,746	$1,689	$3,067	$5,702	$5,309	$3,542	$407	$388
Institutional Clients Group	39,301	38,325	37,822	3,570	3,756	7,241	12,944	12,574	9,375	1,447	1,438
Corporate/Other	2,014	2,190	3,177	(886)	(88)	19,080	825	205	(19,544)	97	91
Total	$74,286	$72,854	$72,444	$4,430	$5,357	$29,388	$19,471	$18,088	$(6,627)	$1,951	$1,917

(1)
Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $33.9 billion, $33.4 billion and $34.1 billion; in EMEA of $12.0 billion, $11.8 billion and $10.9 billion; in Latin America of $10.4 billion, $10.3 billion and $9.6 billion; and in Asia of $16.0 billion, $15.3 billion and $14.6 billion in 2019, 2018 and 2017, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.

(2)	Corporate/Other, GCB and ICG 2017 results include the one-time impact of Tax Reform.

(3)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $7.9 billion, $7.6 billion and $7.6 billion; in the ICG results of $563 million, $215 million and $19 million; and in the Corporate/Other results of $(75) million, $(202) million and $(175) million in 2019, 2018 and 2017, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

In millions of dollars	2019	2018	2017
Interest revenue
Loan interest, including fees	$47,751	$45,682	$41,736
Deposits with banks	2,682	2,203	1,635
Securities borrowed and purchased under agreements to resell	6,872	5,492	3,249
Investments, including dividends	9,860	9,494	8,295
Trading account assets(1)	7,672	6,284	5,501
Other interest	1,673	1,673	1,163
Total interest revenue	$76,510	$70,828	$61,579
Interest expense
Deposits(2)	$12,633	$9,616	$6,587
Securities loaned and sold under agreements to repurchase	6,263	4,889	2,661
Trading account liabilities(1)	1,308	1,001	638
Short-term borrowings	2,465	2,209	1,059
Long-term debt	6,494	6,551	5,573
Total interest expense	$29,163	$24,266	$16,518
Net interest revenue	$47,347	$46,562	$45,061
Provision for loan losses	8,218	7,354	7,503
Net interest revenue after provision for loan losses	$39,129	$39,208	$37,558

(1)	Interest expense on Trading account liabilities is reported as a reduction of interest revenue from Trading account assets.

(2)	Includes deposit insurance fees and charges of $781 million, $1,182 million and $1,249 million for 2019, 2018 and 2017, respectively.

5.   COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES
Commissions and Fees
The primary components of Commissions and fees revenue are investment banking fees, brokerage commissions, credit card and bank card income and deposit-related fees.
Investment banking fees are substantially composed of underwriting and advisory revenues. Such fees are recognized at the point in time when Citigroup’s performance under the terms of a contractual arrangement is completed, which is typically at the closing of a transaction. Reimbursed expenses related to these transactions are recorded as revenue and are included within investment banking fees. In certain instances for advisory contracts, Citi will receive amounts in advance of the deal’s closing. In these instances, the amounts received will be recognized as a liability and not recognized in revenue until the transaction closes. For the periods presented, the contract liability amount was negligible.
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
Brokerage commissions primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sales of mutual funds and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Brokerage commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally on the trade execution date. Gains or losses, if any, on these transactions are included in Principal transactions (see Note 6 to the Consolidated Financial Statements). Sales of certain investment products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the product is not recognized until the variable consideration becomes fixed. The Company recognized $485 million, $521 million and $416 million of revenue related to such variable consideration for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.

Credit card and bank card income is primarily composed of interchange fees, which are earned by card issuers based on purchase sales, and certain card fees, including annual fees.
Costs related to customer reward programs and certain
payments to partners (primarily based on program sales,
profitability and customer acquisitions) are recorded as a
reduction of credit card and bank card income. Interchange
revenues are recognized as earned on a daily basis when Citi's performance obligation to transmit funds to the payment
networks has been satisfied. Annual card fees, net of
origination costs, are deferred and amortized on a straight-line basis over a 12-month period. Costs related to card reward
programs are recognized when the rewards are earned by the
cardholders. Payments to partners are recognized when
incurred.
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
Insurance distribution revenue consists of commissions
earned from third-party insurance companies for marketing
and selling insurance policies on behalf of such entities. Such commissions are recognized in Commissions and fees at the
point in time the associated service is fulfilled, generally when the insurance policy is sold to the policyholder. Sales of
certain insurance products include a portion of variable
consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the policy is not recognized until the variable consideration becomes determinable. The Company recognized $322 million, $386 million and $440 million of revenue related to such variable consideration for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
Insurance premiums consist of premium income from
insurance policies that Citi has underwritten and sold to
policyholders.

The following table presents Commissions and fees revenue:

	2019				2018				2017
In millions of dollars	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total
Investment banking	$3,767	$—	$—	$3,767	$3,568	$—	$—	$3,568	$3,817	$—	$—	$3,817
Brokerage commissions	1,771	841	—	2,612	1,977	815	—	2,792	1,889	826	3	2,718
Credit card and bank card income
Interchange fees	1,222	8,621	—	9,843	1,077	8,112	11	9,200	953	7,523	99	8,575
Card-related loan fees	60	718	—	778	63	627	12	702	53	693	48	794
Card rewards and partner payments	(691)	(8,883)	—	(9,574)	(504)	(8,253)	(12)	(8,769)	(426)	(7,242)	(57)	(7,725)
Deposit-related fees(1)	1,048	470	—	1,518	1,031	572	1	1,604	1,031	642	14	1,687
Transactional service fees	824	123	—	947	733	83	4	820	751	78	49	878
Corporate finance(2)	616	—	—	616	734	—	—	734	766	—	—	766
Insurance distribution revenue	12	524	—	536	14	565	11	590	12	562	68	642
Insurance premiums	—	186	—	186	—	119	—	119	—	122	—	122
Loan servicing	78	55	21	154	100	91	37	228	117	71	95	283
Other	99	261	3	363	116	139	14	269	30	90	30	150
Total commissions and fees(3)	$8,806	$2,916	$24	$11,746	$8,909	$2,870	$78	$11,857	$8,993	$3,365	$349	$12,707

(1)	Includes overdraft fees of $127 million, $128 million and $135 million for the years ended December 31, 2019, 2018 and 2017, respectively. Overdraft fees are accounted for under ASC 310.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.

(3)
Commissions and fees includes $(7,695) million, $(6,853) million and $(5,627) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the years ended December 31, 2019, 2018 and 2017, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

Administration and Other Fiduciary Fees
Administration and other fiduciary fees revenue is primarily composed of custody fees and fiduciary fees.
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
Fiduciary fees consist of trust services and investment management services. As an escrow agent, Citi receives, safe-

keeps, services and manages clients’ escrowed assets, such as cash, securities, property (including intellectual property), contracts or other collateral. Citi performs its escrow agent duties by safekeeping the funds during the specified time period agreed upon by all parties and therefore earns its revenue evenly during the contract duration.
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
The following table presents Administration and other fiduciary fees revenue:

	2019				2018				2017
In millions of dollars	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total
Custody fees	$1,453	$16	$73	$1,542	$1,497	$133	$65	$1,695	$1,508	$164	$56	$1,728
Fiduciary fees	647	621	28	1,296	645	597	43	1,285	593	575	91	1,259
Guarantee fees	558	8	7	573	584	9	7	600	584	5	8	597
Total administration and other fiduciary fees(1)	$2,658	$645	$108	$3,411	$2,726	$739	$115	$3,580	$2,685	$744	$155	$3,584

(1)
Administration and other fiduciary fees includes $573 million, $600 million and $597 million for the years ended December 31, 2019, 2018 and 2017, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These amounts include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses. The following table presents Principal transactions revenue:

In millions of dollars	2019	2018	2017
Interest rate risks(1)	$5,990	$5,178	$5,304
Foreign exchange risks(2)	1,650	1,398	2,435
Equity risks(3)	872	1,336	525
Commodity and other risks(4)	516	669	425
Credit products and risks(5)	(136)	324	251
Total	$8,892	$8,905	$8,940

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

7. INCENTIVE PLANS

Discretionary Annual Incentive Awards
Citigroup grants immediate cash bonus payments and various forms of immediate and deferred awards as part of its discretionary annual incentive award program involving a large segment of Citigroup’s employees worldwide. Most of the shares of common stock issued by Citigroup as part of its equity compensation programs are issued to settle the vesting of the stock components of these awards.
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
Generally, the deferred awards vest in equal annual installments over three- or four-year periods. Vested CAP awards are delivered in shares of common stock. Deferred cash awards are payable in cash and, except as prohibited by applicable regulatory guidance, earn a fixed notional rate of interest that is paid only if and when the underlying principal award amount vests. Deferred cash stock unit awards are payable in cash at the vesting value of the underlying stock. Generally, in the EU, vested CAP shares are subject to a restriction on sale or transfer after vesting, and vested deferred cash awards and deferred cash stock units are subject to hold back (generally, for 6 or 12 months based on the award type).
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

Outstanding (Unvested) Stock Awards
A summary of the status of unvested stock awards granted as discretionary annual incentive or sign-on and long-term retention awards is presented below:

Unvested stock awards	Shares	Weighted- average grant date fair value per share
Unvested at December 31, 2018	31,728,596	$57.30
Granted(1)	14,920,917	61.78
Canceled	(1,104,448)	60.45
Vested(2)	(15,350,350)	53.58
Unvested at December 31, 2019	30,194,715	$61.30

(1)	The weighted-average fair value of the shares granted during 2018 and 2017 was $73.87 and $59.12, respectively.

(2)	The weighted-average fair value of the shares vesting during 2019 was approximately $63.38 per share.
Total unrecognized compensation cost related to unvested stock awards was $538 million at December 31, 2019. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Units
Certain executive officers were awarded a target number of performance share units (PSUs) each February from 2016 to 2019, for performance in the year prior to the award date.
The PSUs granted in February 2016 were earned over a three-year performance period based on Citigroup’s relative total shareholder return as compared to peers.
The PSUs granted in February 2017, 2018 and 2019 are earned over a three-year performance period, based half on return on tangible common equity performance in the last year of the three-year performance period and the remaining half on cumulative earnings per share over the three-year performance period.
For all award years, if the total shareholder return is negative over the three-year performance period, executives may earn no more than 100% of the target PSUs, regardless of the extent to which Citigroup outperforms peer firms. The number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are meaningfully exceeded.
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

Valuation assumptions	2019	2018	2017
Expected volatility	25.33%	24.93%	25.79%
Expected dividend yield	2.67	1.75	1.30

A summary of the performance share unit activity for 2019 is presented below:

Performance share units	Units	Weighted- average grant date fair value per unit
Outstanding, beginning of period	1,768,362	$51.88
Granted(1)	560,031	72.83
Canceled	(194,782)	42.24
Payments	(641,611)	27.03
Outstanding, end of period	1,492,000	$71.69

(1)	The weighted-average grant date fair value per unit awarded in 2018 and 2017 was $83.24 and $59.22, respectively.

PSUs granted in 2017 were equitably adjusted after the enactment of Tax Reform, as required under the terms of those awards. The adjustments were intended to reproduce the expected value of the awards immediately prior to the passage of Tax Reform. The PSUs granted in 2016 were not impacted by Tax Reform.

Stock Option Programs
All outstanding stock options are fully vested, with the related expense recognized as a charge to income in prior periods.

The following table presents information with respect to stock option activity under Citigroup’s stock option programs:

	2019			2018			2017
	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share
Outstanding, beginning of period	762,225	$101.84	$—	1,138,813	$161.96	$—	1,527,396	$131.78	$—
Canceled	(11,365)	40.80	—	—	—	—	—	—	—
Expired	(449,916)	142.30	—	(376,588)	283.63	—	—	—	—
Exercised	(134,294)	39.00	23.50	—	—	—	(388,583)	43.35	15.67
Outstanding, end of period	166,650	$47.42	$32.47	762,225	$101.84	$—	1,138,813	$161.96	$—
Exercisable, end of period	166,650			762,225			1,138,813

The following table summarizes information about stock options outstanding under Citigroup’s stock option programs at December 31, 2019:

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Weighted-average contractual life remaining	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$41.54–$60.00	166,650	1.4 years	$47.42	166,650	$47.42
Total at December 31, 2019	166,650	1.4 years	$47.42	166,650	$47.42

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
Recipients of Citigroup stock awards generally do not have any stockholder rights until shares are delivered upon vesting or exercise, or after the expiration of applicable required holding periods. Recipients of restricted or deferred stock awards and deferred cash stock unit awards, however, may, except as prohibited by applicable regulatory guidance, be entitled to receive or accrue dividends or dividend-equivalent payments during the vesting period. Recipients of restricted stock awards generally are entitled to vote the shares in their award during the vesting period. Once a stock award vests, the shares delivered to the participant are freely transferable, unless they are subject to a restriction on sale or transfer for a specified period.
All equity awards granted since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors.
At December 31, 2019, approximately 29.7 million shares of Citigroup common stock were authorized and available for grant under Citigroup’s 2019 Stock Incentive Plan, the only plan from which equity awards are currently granted.
The 2019 Stock Incentive Plan and predecessor plans permit the use of treasury stock or newly issued shares in connection with awards granted under the plans. Treasury shares were used to settle vestings from 2016 to 2019, and for the first quarter of 2020, except where local laws favor newly issued shares. The use of treasury stock or newly issued shares to settle stock awards does not affect the compensation expense recorded in the Consolidated Statement of Income for equity awards.

Incentive Compensation Cost
The following table shows components of compensation expense, relating to certain of the incentive compensation programs described above:

In millions of dollars	2019	2018	2017
Charges for estimated awards to retirement-eligible employees	$683	$669	$659
Amortization of deferred cash awards, deferred cash stock units and performance stock units	355	202	354
Immediately vested stock award expense(1)	82	75	70
Amortization of restricted and deferred stock awards(2)	404	435	474
Other variable incentive compensation	666	640	694
Total	$2,190	$2,021	$2,251

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
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are measured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement plan obligations as of December 31, 2019. All other plans (All Other Plans) are measured annually with a December 31 measurement date.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Benefits earned during the year	$1	$1	$3	$146	$146	$153	$—	$—	$—	$8	$9	$9
Interest cost on benefit obligation	469	514	533	287	292	295	24	26	26	104	102	101
Expected return on plan assets	(821)	(844)	(865)	(281)	(291)	(299)	(18)	(14)	(6)	(84)	(88)	(89)
Amortization of unrecognized:
Prior service cost (benefit)	2	2	2	(4)	(4)	(3)	—	—	—	(10)	(10)	(10)
Net actuarial loss	200	165	173	61	53	61	—	(1)	—	23	29	35
Curtailment loss (gain)(1)	1	1	6	(6)	(1)	—	—	—	—	—	—	—
Settlement loss(1)	—	—	—	6	7	12	—	—	—	—	—	—
Total net (benefit) expense	$(148)	$(161)	$(148)	$209	$202	$219	$6	$11	$20	$41	$42	$46

(1)	Curtailment and settlement relate to repositioning and divestiture actions.

Contributions
The Company’s funding practice for U.S. and non-U.S. pension and postretirement plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions for 2019 or 2018.

The following table summarizes the actual Company contributions for the years ended December 31, 2019 and 2018, as well as estimated expected Company contributions for 2020. Expected contributions are subject to change, since contribution decisions are affected by various factors, such as market performance, tax considerations and regulatory requirements.

	Pension plans(1)						Postretirement benefit plans(1)
	U.S. plans(2)			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Contributions made by the Company	$—	$425	$—	$111	$111	$140	$—	$—	$145	$4	$221	$3
Benefits paid directly by the Company	58	56	55	53	39	42	6	4	5	6	4	6

(1)	Amounts reported for 2020 are expected amounts.

(2)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s pension and postretirement plans:

	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$12,655	$14,040	$7,149	$7,433	$662	$699	$1,159	$1,261
Benefits earned during the year	1	1	146	146	—	—	8	9
Interest cost on benefit obligation	469	514	287	292	24	26	104	102
Plan amendments	—	—	7	7	—	—	—	—
Actuarial loss (gain)(1)	1,263	(1,056)	861	(99)	46	(1)	140	(123)
Benefits paid, net of participants’ contributions and government subsidy(2)	(936)	(845)	(304)	(293)	(40)	(62)	(72)	(68)
Settlement gain(3)	—		(84)	(121)	—	—	—	—
Curtailment loss (gain)(3)	1	1	(4)	(1)	—	—	—	—
Foreign exchange impact and other	—	—	47	(215)	—	—	45	(22)
Projected benefit obligation at year end	$13,453	$12,655	$8,105	$7,149	$692	$662	$1,384	$1,159
Change in plan assets
Plan assets at fair value at beginning of year	$11,490	$12,725	$6,699	$7,128	$345	$262	$1,036	$1,119
Actual return on plan assets(1)	1,682	(445)	781	(11)	36	(5)	138	(26)
Company contributions	481	55	150	182	4	150	225	9
Benefits paid, net of participants’ contributions and government subsidy(2)	(936)	(845)	(304)	(293)	(40)	(62)	(72)	(68)
Settlement gain(3)	—	—	(84)	(121)	—	—	—	—
Foreign exchange impact and other	—	—	314	(186)	—	—	(200)	2
Plan assets at fair value at year end	$12,717	$11,490	$7,556	$6,699	$345	$345	$1,127	$1,036
Funded status of the plans
Qualified plans(4)	$(23)	$(483)	$(549)	$(450)	$(347)	$(317)	$(257)	$(123)
Nonqualified plans(5)	(713)	(682)	—	—	—	—	—	—
Funded status of the plans at year end	$(736)	$(1,165)	$(549)	$(450)	$(347)	$(317)	$(257)	$(123)
Net amount recognized
Qualified plans
Benefit asset	$—	$—	$808	$806	$—	$—	$57	$175
Benefit liability	(23)	(483)	(1,357)	(1,256)	(347)	(317)	(314)	(298)
Qualified plans	$(23)	$(483)	$(549)	$(450)	$(347)	$(317)	$(257)	$(123)
Nonqualified plans	(713)	(682)	—	—	—	—	—	—
Net amount recognized on the balance sheet	$(736)	$(1,165)	$(549)	$(450)	$(347)	$(317)	$(257)	$(123)
Amounts recognized in AOCI
Net transition obligation	$—	$—	$—	$(1)	$—	$—	$—	$—
Prior service (cost) benefit	(12)	(13)	1	12	—	—	76	83
Net actuarial (loss) gain	(7,092)	(6,892)	(1,735)	(1,420)	24	53	(416)	(340)
Net amount recognized in equity (pretax)	$(7,104)	$(6,905)	$(1,734)	$(1,409)	$24	$53	$(340)	$(257)
Accumulated benefit obligation at year end	$13,447	$12,646	$7,618	$6,720	$692	$662	$1,384	$1,159

(1)	During 2019, the actuarial loss is primarily due to the decline in global discount rates and actual return on plan assets due to favorable asset returns.

(2)	U.S. postretirement benefit plans were net of Employer Group Waiver Plan subsidy of $22 million and $15 million in 2019 and 2018, respectively.

(3)	Curtailment and settlement (gains) losses relate to repositioning and divestiture activities.

(4)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of January 1, 2020 and no minimum required funding is expected for 2020.

(5)	The nonqualified plans of the Company are unfunded.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	2019	2018	2017
Beginning of year balance, net of tax(1)(2)	$(6,257)	$(6,183)	$(5,164)
Actuarial assumptions changes and plan experience	(2,300)	1,288	(760)
Net asset gain (loss) due to difference between actual and expected returns	1,427	(1,732)	625
Net amortization	274	214	229
Prior service (cost) credit	(7)	(7)	(4)
Curtailment/settlement gain(3)	1	7	17
Foreign exchange impact and other	(66)	136	(93)
Impact of Tax Reform(4)	—	—	(1,020)
Change in deferred taxes, net	119	20	(13)
Change, net of tax	$(552)	$(74)	$(1,019)
End of year balance, net of tax(1)(2)	$(6,809)	$(6,257)	$(6,183)

(1)	See Note 19 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.

(3)	Curtailment and settlement relate to repositioning and divestiture activities.

(4)	In the fourth quarter of 2017, Citi adopted ASU 2018-02, which transferred these amounts from AOCI to Retained earnings. See Note 1 to the Consolidated Financial Statements.

At December 31, 2019 and 2018, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO) and the aggregate fair value of plan assets are presented for all defined benefit pension plans with a PBO in excess of plan assets and for all defined benefit pension plans with an ABO in excess of plan assets as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets
	U.S. plans(1)		Non-U.S. plans		U.S. plans(1)		Non-U.S. plans
In millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Projected benefit obligation	$13,453	$12,655	$4,445	$3,904	$13,453	$12,655	$2,748	$3,718
Accumulated benefit obligation	13,447	12,646	4,041	3,528	13,447	12,646	2,435	3,387
Fair value of plan assets	12,717	11,490	3,089	2,648	12,717	11,490	1,429	2,478

(1)	At December 31, 2019 and 2018, for both the U.S. qualified plan and nonqualified plans, the aggregate PBO and the aggregate ABO exceeded plan assets.

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
Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2019	2018
Discount rate
U.S. plans
Qualified pension	3.25%	4.25%
Nonqualified pension	3.25	4.25
Postretirement	3.15	4.20
Non-U.S. pension plans
Range(1)	-0.10 to 11.30	0.25 to 12.00
Weighted average	3.65	4.47
Non-U.S. postretirement plans
Range	0.90 to 9.10	1.75 to 10.75
Weighted average	7.76	9.05
Future compensation increase rate(2)
Non-U.S. pension plans
Range	1.50 to 11.50	1.30 to 13.67
Weighted average	3.17	3.16
Expected return on assets
U.S. plans
Qualified pension	6.70	6.70
Postretirement(3)	6.70/3.00	6.70/3.00
Non-U.S. pension plans
Range	0.00 to 11.50	1.00 to 11.50
Weighted average	3.95	4.30
Non-U.S. postretirement plans
Range	6.20 to 8.00	8.00 to 9.20
Weighted average	7.99	8.01

(1)	Due to substantial downward movement in yields, there were negative discount rates for plans with relatively short duration in major markets, such as the Eurozone and Switzerland.

(2)	Not material for U.S. plans.

(3)	In 2019 and 2018, the expected rate of return for the VEBA Trust was 3.00%.

During the year	2019	2018	2017
Discount rate
U.S. plans
Qualified pension	4.25%/3.85%/ 3.45%/3.10%	3.60%/3.95%/ 4.25%/4.30%	4.10%/4.05%/ 3.80%/3.75%
Nonqualified pension	4.25/3.90/ 3.50/3.10	3.60/3.95/ 4.25/4.30	4.00/3.95/ 3.75/3.65
Postretirement	4.20/3.80/ 3.35/3.00	3.50/3.90/ 4.20/4.20	3.90/3.85/ 3.60/3.55
Non-U.S. pension plans(1)
Range(2)	-0.05 to 12.00	0.00 to 10.75	0.25 to 72.50
Weighted average	4.47	4.17	4.40
Non-U.S. postretirement plans(1)
Range	1.75 to 10.75	1.75 to 10.10	1.75 to 11.05
Weighted average	9.05	8.10	8.27
Future compensation increase rate(3)
Non-U.S. pension plans(1)
Range	1.30 to 13.67	1.17 to 13.67	1.25 to 70.00
Weighted average	3.16	3.08	3.21
Expected return on assets
U.S. plans
Qualified pension(4)	6.70	6.80/6.70	6.80
Postretirement(4)(5)	6.70/3.00	6.80/6.70/3.00	6.80
Non-U.S. pension plans(1)
Range	1.00 to 11.50	0.00 to 11.60	1.00 to 11.50
Weighted average	4.30	4.52	4.55
Non-U.S. postretirement plans(1)
Range	8.00 to 9.20	8.00 to 9.80	8.00 to 10.30
Weighted average	8.01	8.01	8.02

(1)	Reflects rates utilized to determine the quarterly expense for Significant non-U.S. pension and postretirement plans.

(2)	Due to substantial downward movement in yields, there were negative discount rates for plans with relatively short duration in major markets, such as the Eurozone and Switzerland.

(3)	Not material for U.S. plans.

(4)	The expected rate of return for the U.S. pension and postretirement plans was lowered from 6.80% to 6.70% effective in the second quarter of 2018 to reflect a change in target asset allocation.

(5)	In 2017, the VEBA Trust was funded with an expected rate of return on assets of 3.00%.

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
Effective December 31, 2019, the established rounding convention is to the nearest 5 bps for all countries.

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
The expected rate of return for the U.S. pension and postretirement plans was 6.70% at December 31, 2019 and 2018 and 6.80% at December 31, 2017. The expected return on assets reflects the expected annual appreciation of the plan assets and reduces the Company’s annual pension expense. The expected return on assets is deducted from the sum of service cost, interest cost and other components of pension expense to arrive at the net pension (benefit) expense.

The following table shows the expected rates of return used in determining the Company’s pension expense compared to the actual rate of return on plan assets during 2019, 2018 and 2017 for the U.S. pension and postretirement plans:

U.S. plans	2019	2018	2017
Expected rate of return
U.S. pension and postretirement trust	6.70%	6.80%/6.70%	6.80%
VEBA trust(1)	3.00	3.00	3.00
Actual rate of return(2)
U.S. pension and postretirement trust	15.20	-3.40	10.90
VEBA trust(1)	1.91 to 2.76	0.43 to 1.41	—

(1)	In December 2017, the VEBA Trust was funded for postretirement benefits with an expected rate of return on assets of 3.00%.

(2)	Actual rates of return are presented net of fees.

For the non-U.S. pension plans, pension expense for 2019 was reduced by the expected return of $281 million, compared with the actual return of $781 million. Pension expense for 2018 and 2017 was reduced by expected returns of $291 million and $299 million, respectively.

Mortality Tables
At December 31, 2019, the Company adopted the Private Retirement Plans (PRI-2012) mortality table and the Mortality Projection 2019 (MP-2019) projection table for the U.S. plans.

U.S. plans	2019(1)	2018(2)
Mortality
Pension	PRI-2012/MP-2019	RP-2014/MP-2018
Postretirement	PRI-2012/MP-2019	RP-2014/MP-2018

(1)	The PRI-2012 table is the white-collar PRI-2012 table. The MP-2019 projection scale is projected from 2012, with convergence to 0.75% ultimate rate of annual improvement by 2035.

(2)	The RP-2014 table is the white-collar RP-2014 table. The MP-2018 projection scale is projected from 2006, with convergence to 0.75% ultimate rate of annual improvement by 2034.

Sensitivities of Certain Key Assumptions
The following tables summarize the effect on pension expense:

	Discount rate
	One-percentage-point increase
In millions of dollars	2019	2018	2017
U.S. plans	$28	$25	$29
Non-U.S. plans	(19)	(22)	(27)
	One-percentage-point decrease
In millions of dollars	2019	2018	2017
U.S. plans	$(44)	$(37)	$(44)
Non-U.S. plans	32	32	41

The U.S. Qualified Pension Plan was frozen in 2008, and as a result, most service cost has been eliminated. The pension expense for the U.S. Qualified Pension Plan is driven primarily by interest cost rather than by service cost. An increase in the discount rate generally increases pension expense.
For Non-U.S. Pension Plans that are not frozen (in countries such as Mexico, the U.K. and South Korea), there is more service cost. The pension expense for the Non-U.S. Plans is driven by both service cost and interest cost. An increase in the discount rate generally decreases pension expense due to the greater impact on service cost compared to interest cost.
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
The following tables summarize the effect on pension expense:

	Expected rate of return
	One-percentage-point increase
In millions of dollars	2019	2018	2017
U.S. plans	$(123)	$(126)	$(127)
Non-U.S. plans	(64)	(64)	(64)
	One-percentage-point decrease
In millions of dollars	2019	2018	2017
U.S. plans	$123	$126	$127
Non-U.S. plans	64	64	64

 Health Care Cost Trend Rate
Assumed health care cost trend rates were as follows:

	2019	2018
Health care cost increase rate for U.S. plans
Following year	6.75%	7.00%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2027	2027

Health care cost increase rate for Non-U.S. plans (weighted average)
Following year	6.85%	6.90%
Ultimate rate to which cost increase is assumed to decline	6.85	6.90
Year in which the ultimate rate is reached	2020	2019

Interest Crediting Rate
The Company has cash balance plans and other plans with promised interest crediting rates. For these plans, the interest crediting rates are set in line with plan rules or country legislation and do not change with market conditions.

	Weighted average interest crediting rate
At year end	2019	2018	2017
U.S. plans	2.25%	3.25%	2.60%
Non-U.S. plans	1.61	1.68	1.74

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans and the target allocations by asset category based on asset fair values, are as follows:

	Target asset allocation	U.S. pension assets at December 31,		U.S. postretirement assets at December 31,
Asset category(1)	2020	2019	2018	2019	2018
Equity securities(2)	0–26%	17%	15%	17%	15%
Debt securities(3)	35–82	58	57	58	57
Real estate	0–7	4	5	4	5
Private equity	0–10	3	3	3	3
Other investments	0–30	18	20	18	20
Total		100%	100%	100%	100%

(1)
Asset allocations for the U.S. plans are set by investment strategy, not by investment product. For example, private equities with an underlying investment in real estate are classified in the real estate asset category, not private equity.

(2)	Equity securities in the U.S. pension and postretirement plans do not include any Citigroup common stock at the end of 2019 and 2018.

(3)	The VEBA Trust for postretirement benefits are primarily invested in cash equivalents and debt securities in 2019 and 2018, respectively, and are not reflected in the table above.

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
Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges, and the weighted-average target allocations by asset category based on asset fair values, are as follows:

	Non-U.S. pension plans
	Target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category(1)	2020	2019	2018	2019	2018
Equity securities	0–100%	0–100%	0–66%	13%	13%
Debt securities	0–100	0–100	0–100	80	80
Real estate	0–15	0–15	0–12	1	1
Other investments	0–100	0–100	0–100	6	6
Total				100%	100%

(1)	Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

	Non-U.S. postretirement plans
	Target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category(1)	2020	2019	2018	2019	2018
Equity securities	0–38%	0–31%	0–35%	27%	35%
Debt securities	56–100	66–100	62–100	71	62
Other investments	0–6	0–3	0–3	2	3
Total				100%	100%

(1)	Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

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
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2019
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$739	$—	$—	$739
Non-U.S. equities	553	—	—	553
Mutual funds and other registered investment companies	280	—	—	280
Commingled funds	—	1,410	—	1,410
Debt securities	1,534	4,046	—	5,580
Annuity contracts	—	—	1	1
Derivatives	10	245	—	255
Other investments	—	—	75	75
Total investments	$3,116	$5,701	$76	$8,893
Cash and short-term investments	$93	$1,080	$—	$1,173
Other investment liabilities	(87)	(249)	—	(336)
Net investments at fair value	$3,122	$6,532	$76	$9,730
Other investment receivables redeemed at NAV				$22
Securities valued at NAV				3,310
Total net assets				$13,062

(1)
The investments of the U.S. pension and postretirement plans are commingled in one trust. At December 31, 2019, the allocable interests of the U.S. pension and postretirement plans were 98.0% and 2.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2018
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$625	$—	$—	$625
Non-U.S. equities	481	—	—	481
Mutual funds and other registered investment companies	215	—	—	215
Commingled funds	—	1,344	—	1,344
Debt securities	1,346	3,443	—	4,789
Annuity contracts	—	—	1	1
Derivatives	16	252	—	268
Other investments	—	—	127	127
Total investments	$2,683	$5,039	$128	$7,850
Cash and short-term investments	$93	$897	$—	$990
Other investment liabilities	(100)	(254)	—	(354)
Net investments at fair value	$2,676	$5,682	$128	$8,486
Other investment receivables redeemed at NAV				$80
Securities valued at NAV				3,269
Total net assets				$11,835

(1)
The investments of the U.S. pension and postretirement plans are commingled in one trust. At December 31, 2018, the allocable interests of the U.S. pension and postretirement plans were 98.0% and 2.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2019
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$4	$12	$—	$16
Non-U.S. equities	127	262	—	389
Mutual funds and other registered investment companies	3,223	63	—	3,286
Commingled funds	23	—	—	23
Debt securities	4,307	1,615	10	5,932
Real estate	—	3	1	4
Annuity contracts	—	—	5	5
Derivatives	—	1,590	—	1,590
Other investments	1	—	274	275
Total investments	$7,685	$3,545	$290	$11,520
Cash and short-term investments	$86	$3	$—	$89
Other investment liabilities	(3)	(2,938)	—	(2,941)
Net investments at fair value	$7,768	$610	$290	$8,668
Securities valued at NAV				$15
Total net assets				$8,683

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2018
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$4	$9	$—	$13
Non-U.S. equities	100	100	—	200
Mutual funds and other registered investment companies	2,887	63	—	2,950
Commingled funds	21	—	—	21
Debt securities	5,145	1,500	9	6,654
Real estate	—	3	1	4
Annuity contracts	—	1	10	11
Derivatives	—	156	—	156
Other investments	1	—	210	211
Total investments	$8,158	$1,832	$230	$10,220
Cash and short-term investments	$91	$3	$—	$94
Other investment liabilities	(1)	(2,589)	—	(2,590)
Net investments at fair value	$8,248	$(754)	$230	$7,724
Securities valued at NAV				$11
Total net assets				$7,735

Level 3 Rollforward
The reconciliations of the beginning and ending balances during the year for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2018	Realized (losses)	Unrealized gains	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2019
Annuity contracts	$1	$—	$—	$—	$—	$1
Other investments	127	(7)	12	(57)	—	75
Total investments	$128	$(7)	$12	$(57)	$—	$76

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2017	Realized (losses)	Unrealized (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2018
Annuity contracts	$1	$—	$—	$—	$—	$1
Other investments	148	(2)	(18)	(1)	—	127
Total investments	$149	$(2)	$(18)	$(1)	$—	$128

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2018	Unrealized gains	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2019
Debt securities	$9	$1	$—	$—	$10
Real estate	1	—	—	—	1
Annuity contracts	10	—	(5)	—	5
Other investments	210	7	57	—	274
Total investments	$230	$8	$52	$—	$290

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2017	Unrealized (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2018
Non-U.S. equities	$1	$—	$—	$(1)	$—
Debt securities	7	(1)	3	—	9
Real estate	1	—	—	—	1
Annuity contracts	9	(1)	1	1	10
Other investments	214	(3)	(1)	—	210
Total investments	$232	$(5)	$3	$—	$230

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

Oversight and Risk Management Practices
The framework for the Company’s pension oversight process includes monitoring of retirement plans by plan fiduciaries and/or management at the global, regional or country level, as appropriate. Independent Risk Management contributes to the risk oversight and monitoring for the Company’s U.S. qualified pension plan and non-U.S. Significant Pension Plans. Although the specific components of the oversight process are tailored to the requirements of each region, country and plan, the following elements are common to the Company’s monitoring and risk management process:

•	periodic asset/liability management studies and strategic asset allocation reviews;

•	periodic monitoring of funding levels and funding ratios;

•	periodic monitoring of compliance with asset allocation guidelines;

•	periodic monitoring of asset class and/or investment manager performance against benchmarks; and

•	periodic risk capital analysis and stress testing.

Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
2020	$821	$476	$64	$75
2021	840	434	63	80
2022	851	464	61	85
2023	866	480	59	91
2024	873	495	57	97
2025–2029	4,282	2,651	244	567

Post Employment Plans
The Company sponsors U.S. post employment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
As of December 31, 2019 and 2018, the plans’ funded status recognized in the Company’s Consolidated Balance Sheet was $(38) million and $(32) million, respectively. The pretax amounts recognized in AOCI as of December 31, 2019 and 2018 were $(15) million and $(15) million, respectively.
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Net expense
In millions of dollars	2019	2018	2017
Service-related expense
Interest cost on benefit obligation	$2	$2	$2
Expected return on plan assets	(1)	(1)	—
Amortization of unrecognized:
Prior service cost	—	(23)	(31)
Net actuarial loss	2	2	2
Total service-related (benefit) expense	$3	$(20)	$(27)
Non-service-related expense (benefit)	$6	$2	$30
Total net expense (benefit)	$9	$(18)	$3

The following table summarizes certain assumptions used in determining the post employment benefit obligations and net benefit expense for the Company’s U.S. post employment plans:

	2019	2018
Discount rate	2.90%	3.95%
Expected return on assets	3.00	3.00
Health care cost increase rate
Following year	6.75	7.00
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2027	2027

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citi Retirement Savings Plan (formerly known as the Citigroup 401(k) Plan) sponsored by the Company in the U.S.
Under the Citi Retirement Savings Plan, eligible U.S. employees received matching contributions of up to 6% of their eligible compensation for 2019 and 2018, subject to statutory limits. In addition, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The following tables summarize the Company contributions for the defined contribution plans:

	U.S. plans
In millions of dollars	2019	2018	2017
Company contributions	$404	$396	$383

	Non-U.S. plans
In millions of dollars	2019	2018	2017
Company contributions	$281	$283	$270

9. INCOME TAXES

Income Tax Provision
Details of the Company’s income tax provision are presented below:

In millions of dollars	2019	2018	2017
Current
Federal	$365	$834	$332
Non-U.S.	4,352	4,290	3,910
State	323	284	269
Total current income taxes	$5,040	$5,408	$4,511
Deferred
Federal	$(907)	$(620)	$24,902
Non-U.S.	10	371	(377)
State	287	198	352
Total deferred income taxes	$(610)	$(51)	$24,877
Provision for income tax on continuing operations before noncontrolling interests(1)	$4,430	$5,357	$29,388
Provision (benefit) for income taxes on discontinued operations	(27)	(18)	7
Income tax expense (benefit) reported in stockholders’ equity related to:
FX translation	(11)	(263)	188
Investment securities	648	(346)	(149)
Employee stock plans	(16)	(2)	(4)
Cash flow hedges	269	(8)	(12)
Benefit plans	(119)	(20)	13
FVO DVA	(337)	302	(250)
Excluded fair value hedges	8	(17)	—
Retained earnings(2)	46	(305)	(295)
Income taxes before noncontrolling interests	$4,891	$4,680	$28,886

(1)
Includes the tax on realized investment gains and other-than-temporary-impairment losses resulting in a provision (benefit) of $373 million and $(9) million in 2019, $104 million and $(32) million in 2018 and $272 million and $(22) million in 2017, respectively.

(2)
2019 reflects the tax effect of the accounting change for ASU 2016-02. 2018 reflects the tax effect of the accounting change for ASU 2016-16 and the tax effect of the accounting change for ASU 2018-03, to report the net unrealized gains on former AFS equity securities. 2017 reflects the tax effect of the accounting change for ASU 2017-08. See Note 1 to the Consolidated Financial Statements.

Tax Rate
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for each of the periods indicated is as follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	1.9	1.8	1.1
Non-U.S. income tax rate differential	1.3	5.3	(1.6)
Effect of tax law changes(1)	(0.5)	(0.6)	99.7
Basis difference in affiliates	(0.1)	(2.4)	(2.1)
Tax advantaged investments	(2.3)	(2.0)	(2.2)
Valuation allowance releases(2)	(3.0)	—	—
Other, net	0.2	(0.3)	(0.8)
Effective income tax rate	18.5%	22.8%	129.1%

(1)	2018 includes one-time Tax Reform benefits of $94 million for amounts that were considered provisional pursuant to SAB 118. 2017 includes the one-time $22,594 million charge for Tax Reform.

(2)	See the Deferred Tax Assets section below for a description of the components.

As set forth in the table above, Citi’s effective tax rate for 2019 was 18.5%. The rate is lower than the 22.8% reported in 2018, primarily due to the general basket FTC valuation allowance release.

Deferred Income Taxes
Deferred income taxes at December 31 related to the following:

In millions of dollars	2019	2018
Deferred tax assets
Credit loss deduction	$3,809	$3,419
Deferred compensation and employee benefits	2,224	1,975
Repositioning and settlement reserves	345	428
U.S. tax on non-U.S. earnings	1,030	2,080
Investment and loan basis differences	2,727	4,891
Tax credit and net operating loss carry-forwards	19,711	20,759
Fixed assets and leases	2,607	1,006
Other deferred tax assets	2,996	2,385
Gross deferred tax assets	$35,449	$36,943
Valuation allowance	$6,476	$9,258
Deferred tax assets after valuation allowance	$28,973	$27,685
Deferred tax liabilities
Intangibles and leases	$(2,640)	$(1,284)
Debt issuances	(201)	(530)
Non-U.S. withholding taxes	(974)	(1,040)
Interest-related items	(587)	(594)
Other deferred tax liabilities	(1,477)	(1,334)
Gross deferred tax liabilities	$(5,879)	$(4,782)
Net deferred tax assets	$23,094	$22,903

Unrecognized Tax Benefits
The following is a rollforward of the Company’s unrecognized tax benefits:

In millions of dollars	2019	2018	2017
Total unrecognized tax benefits at January 1	$607	$1,013	$1,092
Net amount of increases for current year’s tax positions	50	40	43
Gross amount of increases for prior years’ tax positions	151	46	324
Gross amount of decreases for prior years’ tax positions	(44)	(174)	(246)
Amounts of decreases relating to settlements	(21)	(283)	(199)
Reductions due to lapse of statutes of limitation	(23)	(23)	(11)
Foreign exchange, acquisitions and dispositions	1	(12)	10
Total unrecognized tax benefits at December 31	$721	$607	$1,013

The total amounts of unrecognized tax benefits at December 31, 2019, 2018 and 2017 that, if recognized, would affect Citi’s tax expense are $0.6 billion, $0.4 billion and $0.8 billion, respectively. The remaining uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences.
Interest and penalties (not included in “unrecognized tax benefits” above) are a component of Provision for income taxes.

	2019		2018		2017
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties on the Consolidated Balance Sheet at January 1	$103	$85	$121	$101	$260	$164
Total interest and penalties in the Consolidated Statement of Income	(4)	(4)	6	6	5	21
Total interest and penalties on the Consolidated Balance Sheet at December 31(1)	100	82	103	85	121	101

(1)	Includes $3 million, $2 million and $3 million for non-U.S. penalties in 2019, 2018 and 2017. Also includes $1 million, $1 million and $3 million for state penalties in 2019, 2018 and 2017.

As of December 31, 2019, Citi was under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months, although Citi does not expect such audits to result in amounts that would cause a significant change to its effective tax rate.
The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2016
Mexico	2014
New York State and City	2009
United Kingdom	2015
India	2016
Singapore	2011
Hong Kong	2013
Ireland	2015

Non-U.S. Earnings
Non-U.S. pretax earnings approximated $16.7 billion in 2019, $16.1 billion in 2018 and $13.7 billion in 2017. As a U.S. corporation, Citigroup and its U.S. subsidiaries are currently subject to U.S. taxation on all non-U.S. pretax earnings of non-U.S. branches. Beginning in 2018, there is a separate foreign tax credit (FTC) basket for branches. Also, dividends from a non-U.S. subsidiary or affiliate are effectively exempt from U.S. taxation. The Company provides income taxes on the book over tax basis differences of non-U.S. subsidiaries except to the extent that such differences are indefinitely reinvested outside the U.S.
At December 31, 2019, $10.9 billion of basis differences of non-U.S. entities was indefinitely invested compared to $15.5 billion at December 31, 2018. At the existing tax rates, additional taxes (net of U.S. FTCs) of $4.1 billion would have to be provided if such assertions were reversed. The decrease of $4.6 billion in basis differences from the prior year end was primarily due to a tax election to treat a contiguous country affiliate as a branch rather than a subsidiary.
Income taxes are not provided for the Company’s “savings bank base year bad debt reserves” that arose before 1988, because under current U.S. tax rules, such taxes will become payable only to the extent that such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2019, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $75 million).

Deferred Tax Assets
As of December 31, 2019, Citi had a valuation allowance of $6.5 billion, composed of valuation allowances of $4.6 billion on its FTC carry-forwards, $0.8 billion on its U.S. residual DTA related to its non-U.S. branches, $1.0 billion on local non-U.S. DTAs and $0.1 billion on state net operating loss carry-forwards. The valuation allowance against FTCs results from the impact of the lower tax rate and the new separate FTC basket for non-U.S. branches. The absolute amount of Citi’s post-Tax Reform-related valuation allowances may change in future years. First, the separate FTC basket for non-U.S. branches may result in additional DTAs (for FTCs) requiring a valuation allowance, given that the local tax rate for these branches exceeds on average the U.S. tax rate of 21%, offset by expirations of carry-forwards. The valuation allowance for the branch basket FTCs was reduced from $4.4 billion to $3.5 billion, primarily as a result of the expiration of the 2009 FTC carry-forward.
Second, in Citi’s general basket for FTCs, changes in the forecasted amount of income in U.S. locations derived from sources outside the U.S., as well as actions that Citi may be able to take to enhance such income, in addition to tax examination changes from prior years, could alter the amount of valuation allowance that is needed against such FTCs. The valuation allowance for the general basket decreased from $1.6 billion to $1.1 billion. The decrease consists of the following items. Citi committed to a plan to move a financing business involving non-U.S. clients and its associated funding to the U.S. The incremental foreign source income generated by this action over time will more-likely-than-not enable usage of FTC carry-forwards of $0.2 billion. In addition, Citi committed to a plan as part of the Company’s liquidity management program, to increase its ownership of certain types of non-U.S. securities and to hold such securities in its U.S. operations. The incremental foreign source income generated by this action will more-likely-than-not enable the usage of FTC carry-forwards of another $0.2 billion. The remainder of the decrease in the valuation allowance in the general basket was the result of other increases in foreign source income of $0.3 billion (of which $0.2 billion is considered discrete and $0.1 billion is related to changes in 2019 foreign source income), partially offset by an increase of $0.2 billion relating to prior years’ tax return adjustments that increased FTCs and the corresponding valuation allowance. The valuation allowance for U.S. residual DTA related to its non-U.S. branches decreased from $1.7 billion to $0.8 billion primarily due to a tax election to convert a contiguous country subsidiary into a branch, which resulted in $0.9 billion of U.S. DTLs offsetting non-U.S local DTAs. In addition, the non-U.S. local valuation allowance was reduced from $1.5 billion to $1.0 billion, primarily due to an expiration of NOL carry-forwards in a non-U.S. jurisdiction. The following table summarizes Citi’s DTAs:

In billions of dollars
Jurisdiction/component(1)	DTAs balance December 31, 2019	DTAs balance December 31, 2018
U.S. federal(2)
Net operating losses (NOLs)(3)	$2.8	$2.6
Foreign tax credits (FTCs)	6.3	6.8
General business credits (GBCs)	2.5	1.0
Future tax deductions and credits	6.2	6.7
Total U.S. federal	$17.8	$17.1
State and local
New York NOLs	$1.7	$2.0
Other state NOLs	0.2	0.2
Future tax deductions	1.3	1.4
Total state and local	$3.2	$3.6
Non-U.S.
NOLs	$0.5	$0.6
Future tax deductions	1.6	1.6
Total non-U.S.	$2.1	$2.2
Total	$23.1	$22.9

(1)	All amounts are net of valuation allowances.

(2)
Included in the net U.S. federal DTAs of $17.8 billion as of December 31, 2019 were deferred tax liabilities of $3.4 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.

(3)	Consists of non-consolidated tax return NOL carry-forwards that are eventually expected to be utilized in Citigroup’s consolidated tax return.

The following table summarizes the amounts of tax carry-forwards and their expiration dates:

In billions of dollars
Year of expiration	December 31, 2019	December 31, 2018
U.S. tax return general basket foreign tax credit carry-forwards(1)
2020	$0.9	$2.0
2021	1.1	1.1
2022	2.4	2.4
2023	0.4	0.4
2025	1.4	1.4
2027	1.2	1.1
Total U.S. tax return general basket foreign tax credit carry-forwards	$7.4	$8.4
U.S. tax return branch basket foreign tax credit carry-forwards(1)
2019	$—	$0.9
2020	0.7	0.6
2021	0.6	0.7
2022	1.0	0.9
2028	0.9	1.3
2029	0.3	—
Total U.S. tax return branch basket foreign tax credit carry-forwards	$3.5	$4.4
U.S. tax return general business credit carry-forwards
2033	$0.3	$—
2034	0.2	—
2035	0.2	—
2036	0.1	0.1
2037	0.5	0.4
2038	0.5	0.5
2039	0.7	—
Total U.S. tax return general business credit carry-forwards	$2.5	$1.0
U.S. subsidiary separate federal NOL carry-forwards
2027	$0.1	$0.2
2028	0.1	0.1
2030	0.3	0.3
2032	—	0.1
2033	1.6	1.6
2034	2.0	2.1
2035	3.3	3.3
2036	2.1	2.1
2037	1.0	1.0
Unlimited carry-forward period	3.0	1.7
Total U.S. subsidiary separate federal NOL carry-forwards(2)	$13.5	$12.5
New York State NOL carry-forwards(2)
2034	$9.9	$11.7
New York City NOL carry-forwards(2)
2034	$10.0	$11.5
Non-U.S. NOL carry-forwards(1)
Various	$1.5	$2.0

(1)	Before valuation allowance.

(2)	Pretax.

The time remaining for utilization of the FTC component has shortened, given the passage of time. Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $23.1 billion at December 31, 2019 is more-likely-than-not, based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and consideration of available tax planning strategies (as defined in ASC 740, Income Taxes).
Citi believes the U.S. federal and New York State and City NOL carry-forward period of 20 years provides enough time to fully utilize the DTAs pertaining to the existing NOL carry-forwards. This is due to Citi’s forecast of sufficient U.S. taxable income and the fact that New York State and City continue to tax Citi’s non-U.S. income.
With respect to the FTCs component of the DTAs, the carry-forward period is 10 years. Utilization of FTCs in any year is generally limited to 21% of foreign source taxable income in that year. However, overall domestic losses that Citi has incurred of approximately $39 billion as of December 31, 2019 are allowed to be reclassified as foreign source income to the extent of 50%–100% (at taxpayer’s election) of domestic source income produced in subsequent years. Such resulting foreign source income would substantially cover the FTC carry-forwards after valuation allowance. As noted in the tables above, Citi’s FTC carry-forwards were $6.3 billion ($10.9 billion before valuation allowance) as of December 31, 2019, compared to $6.8 billion as of December 31, 2018. Citi believes that it will generate sufficient U.S. taxable income within the 10-year carry-forward period to be able to utilize the net FTCs after the valuation allowance, after considering any FTCs produced in the tax return for such period, which must be used prior to any carry-forward utilization.

10.     EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

In millions of dollars, except per share amounts	2019	2018	2017
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$19,471	$18,088	$(6,627)
Less: Noncontrolling interests from continuing operations	66	35	60
Net income from continuing operations (for EPS purposes)	$19,405	$18,053	$(6,687)
Loss from discontinued operations, net of taxes	(4)	(8)	(111)
Citigroup's net income	$19,401	$18,045	$(6,798)
Less: Preferred dividends(1)	1,109	1,174	1,213
Net income available to common shareholders	$18,292	$16,871	$(8,011)
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	121	200	37
Net income allocated to common shareholders for basic EPS	$18,171	$16,671	$(8,048)
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,249.2	2,493.3	2,698.5
Basic earnings per share(2)
Income from continuing operations	$8.08	$6.69	$(2.94)
Discontinued operations	—	—	(0.04)
Net income per share—basic	$8.08	$6.69	$(2.98)
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$18,171	$16,671	$(8,048)
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	33	—	—
Net income allocated to common shareholders for diluted EPS	$18,204	$16,671	$(8,048)
Weighted-average common shares outstanding applicable to basic EPS (in millions)	$2,249.2	$2,493.3	$2,698.5
Effect of dilutive securities
Options(3)	0.1	0.1	—
Other employee plans	16.0	1.4	—
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(4)	2,265.3	2,494.8	2,698.5
Diluted earnings per share(2)
Income from continuing operations	$8.04	$6.69	$(2.94)
Discontinued operations	—	—	(0.04)
Net income per share—diluted	$8.04	$6.68	$(2.98)

(1)	See Note 20 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

(3)
During 2019, no significant options to purchase shares of common stock were outstanding. During 2018 and 2017, weighted-average options to purchase 0.5 million and 0.8 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $145.69 and $204.80 per share, respectively, were anti-dilutive.

(4)	Due to rounding, common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to common shares outstanding applicable to diluted EPS.

11. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

	December 31,	December 31,
In millions of dollars	2019	2018
Securities purchased under agreements to resell	$169,874	$159,364
Deposits paid for securities borrowed	81,448	111,320
Total(1)	$251,322	$270,684

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

	December 31,	December 31,
In millions of dollars	2019	2018
Securities sold under agreements to repurchase	$155,164	$166,090
Deposits received for securities loaned	11,175	11,678
Total(1)	$166,339	$177,768

(1)
The above tables do not include securities-for-securities lending transactions of $6.3 billion and $15.9 billion at December 31, 2019 and 2018, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.

The resale and repurchase agreements represent collateralized financing transactions. Citi executes these transactions primarily through its broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of Citi’s trading inventory. Transactions executed by Citi’s bank subsidiaries primarily facilitate customer financing activity.
To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and stipulating financing tenor. Citi manages the risks in its collateralized financing transactions by conducting daily stress tests to account for changes in capacity, tenors, haircut, collateral profile and client actions. In addition, Citi maintains counterparty diversification by establishing concentration triggers and assessing counterparty reliability and stability under stress.
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
The enforceability of offsetting rights incorporated in the master netting agreements for resale and repurchase agreements, and securities borrowing and lending agreements, is evidenced to the extent that (i) a supportive legal opinion has been obtained from counsel of recognized standing that provides the requisite level of certainty regarding the enforceability of these agreements and (ii) the exercise of rights by the non-defaulting party to terminate and close out transactions on a net basis under these agreements will not be stayed or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.
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

	As of December 31, 2019
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$281,274	$111,400	$169,874	$134,150	$35,724
Deposits paid for securities borrowed	90,047	8,599	81,448	27,067	54,381
Total	$371,321	$119,999	$251,322	$161,217	$90,105

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$266,564	$111,400	$155,164	$91,034	$64,130
Deposits received for securities loaned	19,774	8,599	11,175	3,138	8,037
Total	$286,338	$119,999	$166,339	$94,172	$72,167

	As of December 31, 2018
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$246,788	$87,424	$159,364	$124,557	$34,807
Deposits paid for securities borrowed	111,320	—	111,320	35,766	75,554
Total	$358,108	$87,424	$270,684	$160,323	$110,361

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$253,514	$87,424	$166,090	$82,823	$83,267
Deposits received for securities loaned	11,678	—	11,678	3,415	8,263
Total	$265,192	$87,424	$177,768	$86,238	$91,530

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of December 31, 2019
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$108,534	$82,749	$35,108	$40,173	$266,564
Deposits received for securities loaned	15,758	208	1,789	2,019	19,774
Total	$124,292	$82,957	$36,897	$42,192	$286,338

	As of December 31, 2018
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$108,405	$70,850	$29,898	$44,361	$253,514
Deposits received for securities loaned	6,296	774	2,626	1,982	11,678
Total	$114,701	$71,624	$32,524	$46,343	$265,192

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of December 31, 2019
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$100,781	$27	$100,808
State and municipal securities	1,938	5	1,943
Foreign government securities	95,880	272	96,152
Corporate bonds	18,761	249	19,010
Equity securities	12,010	19,069	31,079
Mortgage-backed securities	28,458	—	28,458
Asset-backed securities	4,873	—	4,873
Other	3,863	152	4,015
Total	$266,564	$19,774	$286,338

	As of December 31, 2018
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$86,785	$41	$86,826
State and municipal securities	2,605	—	2,605
Foreign government securities	99,131	179	99,310
Corporate bonds	21,719	749	22,468
Equity securities	12,920	10,664	23,584
Mortgage-backed securities	19,421	—	19,421
Asset-backed securities	6,207	—	6,207
Other	4,726	45	4,771
Total	$253,514	$11,678	$265,192

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
Brokerage receivables and Brokerage payables consisted of the following:

	December 31,
In millions of dollars	2019	2018
Receivables from customers	$15,912	$14,415
Receivables from brokers, dealers and clearing organizations	23,945	21,035
Total brokerage receivables(1)	$39,857	$35,450
Payables to customers	$37,613	$40,273
Payables to brokers, dealers and clearing organizations	10,988	24,298
Total brokerage payables(1)	$48,601	$64,571

(1)
Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

13.   INVESTMENTS

The following table presents Citi’s investments by category:

	December 31,
In millions of dollars	2019	2018
Debt securities AFS	$280,265	$288,038
Debt securities HTM(1)	80,775	63,357
Marketable equity securities carried at fair value(2)	458	220
Non-marketable equity securities carried at fair value(2)	704	889
Non-marketable equity securities measured using the measurement alternative(3)	700	538
Non-marketable equity securities carried at cost(4)	5,661	5,565
Total investments	$368,563	$358,607

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses are recognized in earnings.

(3)	Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings.

(4)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

In millions of dollars	2019	2018	2017
Taxable interest	$9,269	$8,704	$7,538
Interest exempt from U.S. federal income tax	404	521	535
Dividend income	187	269	222
Total interest and dividend income	$9,860	$9,494	$8,295

The following table presents realized gains and losses on the sales of investments, which exclude OTTI losses:

In millions of dollars	2019	2018	2017
Gross realized investment gains	$1,599	$682	$1,039
Gross realized investment losses	(125)	(261)	(261)
Net realized gains on sale of investments	$1,474	$421	$778

The Company from time to time may sell certain debt securities that were classified as HTM. These sales were in response to significant deterioration in the creditworthiness of the issuers or securities or because the Company has collected a substantial portion (at least 85%) of the principal outstanding at acquisition of the security. In addition, certain other debt securities were reclassified to AFS investments in response to significant credit deterioration. Because the Company generally intends to sell these reclassified debt securities, Citi recorded OTTI on the securities. The following table presents, for the periods indicated, the carrying value of HTM debt securities sold and reclassified to AFS, as well as the related gain (loss) or the OTTI losses recorded on these securities:

In millions of dollars	2019	2018	2017
Carrying value of HTM debt securities sold	$—	$61	$81
Net realized gain (loss) on sale of HTM debt securities	—	—	13
Carrying value of debt securities reclassified to AFS	—	8	74
OTTI losses on debt securities reclassified to AFS	—	—	—

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	2019				2018
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government agency guaranteed	$34,963	$547	$280	$35,230	$43,504	$241	$725	$43,020
Non-U.S. residential	789	3	—	792	1,310	4	2	1,312
Commercial	75	—	—	75	174	1	2	173
Total mortgage-backed securities	$35,827	$550	$280	$36,097	$44,988	$246	$729	$44,505
U.S. Treasury and federal agency securities
U.S. Treasury	$106,429	$50	$380	$106,099	$109,376	$33	$1,339	$108,070
Agency obligations	5,336	3	20	5,319	9,283	1	132	9,152
Total U.S. Treasury and federal agency securities	$111,765	$53	$400	$111,418	$118,659	$34	$1,471	$117,222
State and municipal	$5,024	$43	$89	$4,978	$9,372	$96	$262	$9,206
Foreign government	110,958	586	241	111,303	100,872	415	596	100,691
Corporate	11,266	52	101	11,217	11,714	42	157	11,599
Asset-backed securities(1)	524	—	2	522	845	2	4	843
Other debt securities	4,729	1	—	4,730	3,973	—	1	3,972
Total debt securities AFS	$280,093	$1,285	$1,113	$280,265	$290,423	$835	$3,220	$288,038

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

At December 31, 2019, the amortized cost of fixed income securities exceeded their fair value by $1,113 million. Of the $1,113 million, $802 million represented unrealized losses on fixed income investments that have been in a gross-unrealized-loss position for less than a year and, of these, 93% were rated investment grade; and $311 million represented unrealized losses on fixed income investments that have been in a gross-unrealized-loss position for a year or more and, of these, 92% were rated investment grade. Of the $311 million mentioned above, $132 million represents U.S. Treasury securities.

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government agency guaranteed	$9,780	$242	$1,877	$38	$11,657	$280
Non-U.S. residential	208	—	1	—	209	—
Commercial	16	—	27	—	43	—
Total mortgage-backed securities	$10,004	$242	$1,905	$38	$11,909	$280
U.S. Treasury and federal agency securities
U.S. Treasury	$45,484	$248	$26,907	$132	$72,391	$380
Agency obligations	781	2	3,897	18	4,678	20
Total U.S. Treasury and federal agency securities	$46,265	$250	$30,804	$150	$77,069	$400
State and municipal	$362	$62	$266	$27	$628	$89
Foreign government	35,485	149	8,170	92	43,655	241
Corporate	2,916	98	123	3	3,039	101
Asset-backed securities	112	1	166	1	278	2
Other debt securities	1,307	—	—	—	1,307	—
Total debt securities AFS	$96,451	$802	$41,434	$311	$137,885	$1,113
December 31, 2018
Debt securities AFS
Mortgage-backed securities
U.S. government agency guaranteed	$11,160	$286	$13,143	$439	$24,303	$725
Non-U.S. residential	284	2	2	—	286	2
Commercial	79	1	82	1	161	2
Total mortgage-backed securities	$11,523	$289	$13,227	$440	$24,750	$729
U.S. Treasury and federal agency securities
U.S. Treasury	$8,389	$42	$77,883	$1,297	$86,272	$1,339
Agency obligations	277	2	8,660	130	8,937	132
Total U.S. Treasury and federal agency securities	$8,666	$44	$86,543	$1,427	$95,209	$1,471
State and municipal	$1,614	$34	$1,303	$228	$2,917	$262
Foreign government	40,655	265	15,053	331	55,708	596
Corporate	4,547	115	2,077	42	6,624	157
Asset-backed securities	441	4	55	—	496	4
Other debt securities	1,790	1	—	—	1,790	1
Total debt securities AFS	$69,236	$752	$118,258	$2,468	$187,494	$3,220

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	December 31,
	2019		2018
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$20	$20	$14	$14
After 1 but within 5 years	573	574	662	661
After 5 but within 10 years	594	626	2,779	2,828
After 10 years(2)	34,640	34,877	41,533	41,002
Total	$35,827	$36,097	$44,988	$44,505
U.S. Treasury and federal agency securities
Due within 1 year	$40,757	$40,688	$41,941	$41,867
After 1 but within 5 years	70,128	69,850	76,139	74,800
After 5 but within 10 years	854	851	489	462
After 10 years(2)	26	29	90	93
Total	$111,765	$111,418	$118,659	$117,222
State and municipal
Due within 1 year	$932	$932	$2,586	$2,586
After 1 but within 5 years	714	723	1,676	1,675
After 5 but within 10 years	195	215	585	602
After 10 years(2)	3,183	3,108	4,525	4,343
Total	$5,024	$4,978	$9,372	$9,206
Foreign government
Due within 1 year	$42,611	$42,666	$39,078	$39,028
After 1 but within 5 years	58,820	59,071	50,125	49,962
After 5 but within 10 years	8,192	8,198	10,153	10,149
After 10 years(2)	1,335	1,368	1,516	1,552
Total	$110,958	$111,303	$100,872	$100,691
All other(3)
Due within 1 year	$7,306	$7,311	$6,166	$6,166
After 1 but within 5 years	8,279	8,275	8,459	8,416
After 5 but within 10 years	818	797	1,474	1,427
After 10 years(2)	116	86	433	405
Total	$16,519	$16,469	$16,532	$16,414
Total debt securities AFS	$280,093	$280,265	$290,423	$288,038

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2019
Debt securities HTM
Mortgage-backed securities(1)(2)
U.S. government agency guaranteed	$46,637	$1,047	$21	$47,663
Non-U.S. residential	1,039	5	—	1,044
Commercial	582	1	—	583
Total mortgage-backed securities	$48,258	$1,053	$21	$49,290
State and municipal(3)	$9,104	$455	$28	$9,531
Foreign government	1,934	37	1	1,970
Asset-backed securities(1)	21,479	12	59	21,432
Total debt securities HTM	$80,775	$1,557	$109	$82,223
December 31, 2018
Debt securities HTM
Mortgage-backed securities(1)(4)
U.S. government agency guaranteed	$34,239	$199	$578	$33,860
Non-U.S. residential	1,339	12	1	1,350
Commercial	368	—	—	368
Total mortgage-backed securities	$35,946	$211	$579	$35,578
State and municipal	$7,628	$167	$138	$7,657
Foreign government	1,027	—	24	1,003
Asset-backed securities(1)	18,756	8	112	18,652
Total debt securities HTM	$63,357	$386	$853	$62,890

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

(3)
In December 2019, Citibank transferred $173 million of state and municipal bonds from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the bonds were in an unrealized gain position of $5 million. The gain amounts will remain in AOCI and be amortized over the remaining life of the securities.

(4)
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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
December 31, 2019
Debt securities HTM
Mortgage-backed securities	$3,590	$10	$1,116	$11	$4,706	$21
State and municipal	34	1	1,125	27	1,159	28
Foreign government	1,970	1	—	—	1,970	1
Asset-backed securities	7,972	11	765	48	8,737	59
Total debt securities HTM	$13,566	$23	$3,006	$86	$16,572	$109
December 31, 2018
Debt securities HTM
Mortgage-backed securities	$2,822	$20	$18,086	$559	$20,908	$579
State and municipal	981	34	1,242	104	2,223	138
Foreign government	1,003	24	—	—	1,003	24
Asset-backed securities	13,008	112	—	—	13,008	112
Total debt securities HTM	$17,814	$190	$19,328	$663	$37,142	$853

Note: Excluded from the gross unrecognized losses presented in the above table are $(582) million and $(653) million of net unrealized losses recorded in AOCI as of December 31, 2019 and 2018, respectively, primarily related to the difference between the amortized cost and carrying value of HTM debt securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at December 31, 2019 and 2018.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	December 31,
	2019		2018
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$17	$17	$3	$3
After 1 but within 5 years	458	463	539	540
After 5 but within 10 years	1,662	1,729	997	1,011
After 10 years(1)	46,121	47,081	34,407	34,024
Total	$48,258	$49,290	$35,946	$35,578
State and municipal
Due within 1 year	$2	$26	$37	$37
After 1 but within 5 years	123	160	168	174
After 5 but within 10 years	597	590	540	544
After 10 years(1)	8,382	8,755	6,883	6,902
Total	$9,104	$9,531	$7,628	$7,657
Foreign government
Due within 1 year	$650	$652	$60	$36
After 1 but within 5 years	1,284	1,318	967	967
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$1,934	$1,970	$1,027	$1,003
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	8,545	8,543	2,535	2,539
After 10 years(1)	12,934	12,889	16,221	16,113
Total	$21,479	$21,432	$18,756	$18,652
Total debt securities HTM	$80,775	$82,223	$63,357	$62,890

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

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
An unrealized loss exists when the current fair value of an individual debt security is lower than its adjusted amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS debt securities. Temporary losses related to HTM debt securities generally are not recorded, as these investments are carried at adjusted amortized cost basis. However, for HTM debt securities with credit-related impairment, the credit loss is recognized in earnings as OTTI, and any difference between the cost basis adjusted for the OTTI and fair value is recognized in AOCI and amortized as an adjustment of yield over the remaining contractual life of the security. For debt securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For debt securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any impairment recognized in earnings.
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

•
analysis of individual positions that have fair values lower than amortized cost, including consideration of the length of time the position has been in an unrealized loss position and the expected recovery period;

•	consideration of evidential matter, including an evaluation of factors or triggers that could cause individual positions to qualify as having other-than-

temporary impairment and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses, as required under business policies.

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
The sections below describe the Company’s process for identifying credit-related impairments for debt security types that have the most significant unrealized losses as of December 31, 2019.

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

Equity Method Investments
Management assesses equity method investments that have fair values that are lower than their respective carrying values for OTTI. Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 24 to the Consolidated Financial Statements).
For impaired equity method investments that Citi plans to sell prior to recovery of value or would more-likely-than-not be required to sell, with no expectation that the fair value will recover prior to the expected sale date, the full impairment is recognized in earnings as OTTI regardless of severity and duration. The measurement of the OTTI does not include partial projected recoveries subsequent to the balance sheet date.
For impaired equity method investments that management does not plan to sell and is not more-likely-than-not to be required to sell prior to recovery of value, the evaluation of whether an impairment is other-than-temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other-than-temporary considers the following indicators:

•	the cause of the impairment and the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and

•	the length of time and extent to which fair value has been less than the carrying value.

Recognition and Measurement of OTTI
The following tables present total OTTI on Investments recognized in earnings:

	Year ended December 31, 2019
In millions of dollars	AFS	HTM	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$1	$—	$1	$2
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$1	$—	$1	$2
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	20	—	1	21
Total OTTI losses recognized in earnings	$21	$—	$2	$23

	Year ended December 31, 2018
In millions of dollars	AFS(1)	HTM	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	125	—	—	125
Total OTTI losses recognized in earnings	$125	$—	$—	$125

(1)	For the year ended December 31, 2018, amounts represent AFS debt securities.

	Year ended December 31, 2017
In millions of dollars	AFS(1)	HTM	Other assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$2	$—	$—	$2
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$—	$—	$2
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more-likely-than-not required to sell or will be subject to an issuer call deemed probable of exercise	59	2	—	61
Total OTTI losses recognized in earnings	$61	$2	$—	$63

(1)	Includes OTTI on non-marketable equity securities.

The following are 12-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	Dec. 31, 2018 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured(1)	Dec. 31, 2019 balance
AFS debt securities
Mortgage-backed securities(1)	$1	$—	$—	$—	$1
State and municipal	—	—	4	—	4
Corporate	4	—	—	—	4
All other debt securities	—	1	—	—	1
Total OTTI credit losses recognized for AFS debt securities	$5	$1	$4	$—	$10
HTM debt securities
State and municipal	3	—	—	—	3
Total OTTI credit losses recognized for HTM debt securities	$3	$—	$—	$—	$3

	Cumulative OTTI credit losses recognized in earnings on debt securities still held
In millions of dollars	Dec. 31, 2017 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Changes due to credit-impaired securities sold, transferred or matured(3)	Dec. 31, 2018 balance
AFS debt securities
Mortgage-backed securities(1)	$38	$—	$—	$(37)	$1
State and municipal	4	—	—	(4)	—
Corporate	4	—	—	—	4
All other debt securities	2	—	—	(2)	—
Total OTTI credit losses recognized for AFS debt securities	$48	$—	$—	$(43)	$5
HTM debt securities
Mortgage-backed securities(2)	$54	$—	$—	$(54)	$—
State and municipal	3	—	—	—	3
Total OTTI credit losses recognized for HTM debt securities	$57	$—	$—	$(54)	$3

(1)	Primarily consists of Prime securities.

(2)	Primarily consists of Alt-A securities.

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at December 31, 2019 and 2018:

In millions of dollars	December 31, 2019	December 31, 2018
Measurement alternative:
Carrying value	$700	$538

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Years Ended December 31,
In millions of dollars	2019	2018
Measurement alternative:
Impairment losses(1)	$9	$7
Downward changes for observable prices(1)	16	18
Upward changes for observable prices(1)	123	219

(1)	See Note 24 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	December 31, 2019
Measurement alternative:
Impairment losses	$16
Downward changes for observable prices	34
Upward changes for observable prices	342

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the years ended December 31, 2019 and 2018, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

Investments in Alternative Investment Funds That Calculate Net Asset Value
The Company holds investments in certain alternative investment funds that calculate net asset value (NAV), or its equivalent, including private equity funds, funds of funds and real estate funds, as provided by third-party asset managers. Investments in such funds are generally classified as non-marketable equity securities carried at fair value. The fair values of these investments are estimated using the NAV of the Company’s ownership interest in the funds. Some of these investments are in “covered funds” for purposes of the

Volcker Rule, which prohibits certain proprietary investment activities and limits the ownership of, and relationships with, covered funds. On April 21, 2017, Citi’s request for extension of the permitted holding period under the Volcker Rule for certain of its investments in illiquid funds was approved, allowing the Company to hold such investments until the earlier of five years from the July 21, 2017 expiration date of the general conformance period, or the date such investments mature or are otherwise conformed with the Volcker Rule.

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Private equity funds(1)(2)	$134	$168	$62	$62	—	—
Real estate funds(2)(3)	10	14	18	19	—	—
Mutual/collective investment funds	26	25	—	—
Total	$170	$207	$80	$81	—	—

(1)	Private equity funds include funds that invest in infrastructure, emerging markets and venture capital.

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
Citigroup has established a risk management process to monitor, evaluate and manage the principal risks associated with its consumer loan portfolio. Credit quality indicators that are actively monitored include delinquency status, consumer credit scores under Fair Isaac Corporation (FICO) and loan to value (LTV) ratios, each as discussed in more detail below.
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

The following table provides Citi’s consumer loans by type:
Consumer Loan Delinquencies and Non-Accrual Details at December 31, 2019

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$45,942	$411	$221	$434	$47,008	$479	$288
Home equity loans(7)(8)	8,860	174	189	—	9,223	405	—
Credit cards	145,477	1,759	1,927	—	149,163	—	1,927
Personal, small business and other	3,641	44	14	—	3,699	21	—
Total	$203,920	$2,388	$2,351	$434	$209,093	$905	$2,215
In offices outside North America(5)
Residential first mortgages(6)	$37,316	$210	$160	$—	$37,686	$421	$—
Credit cards	25,111	426	372	—	25,909	310	242
Personal, small business and other	36,456	272	132	—	36,860	180	—
Total	$98,883	$908	$664	$—	$100,455	$911	$242
Total Citigroup(9)	$302,803	$3,296	$3,015	$434	$309,548	$1,816	$2,457

Consumer Loan Delinquencies and Non-Accrual Details at December 31, 2018

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$45,953	$420	$253	$786	$47,412	$583	$549
Home equity loans(7)(8)	11,135	161	247	—	11,543	527	—
Credit cards	141,091	1,687	1,764	—	144,542	—	1,764
Personal, small business and other	3,983	46	17	—	4,046	28	—
Total	$202,162	$2,314	$2,281	$786	$207,543	$1,138	$2,313
In offices outside North America(5)
Residential first mortgages(6)	$35,624	$203	$145	$—	$35,972	$383	$—
Credit cards	24,156	425	370	—	24,951	312	235
Personal, small business and other	33,474	284	136	—	33,894	193	—
Total	$93,254	$912	$651	$—	$94,817	$888	$235
Total Citigroup (9)	$295,416	$3,226	$2,932	$786	$302,360	$2,026	$2,548

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $18 million and $20 million at December 31, 2019 and 2018, respectively, of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored agencies.

(4)
Consists of residential first mortgages that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.2 billion and 90 days or more past due of $0.3 billion and $0.6 billion at December 31, 2019 and 2018, respectively.

(5)	North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

(6)	Includes approximately $0.1 billion and $0.1 billion at December 31, 2019 and 2018, respectively, of residential first mortgage loans in process of foreclosure.

(7)	Includes approximately $0.1 billion and $0.1 billion at December 31, 2019 and 2018, respectively, of home equity loans in process of foreclosure.

(8)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(9)
Consumer loans are net of unearned income of $783 million and $742 million at December 31, 2019 and 2018, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

During the years ended December 31, 2019 and 2018, the Company sold and/or reclassified to HFS $2.9 billion and $3.2 billion, respectively, of consumer loans.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a FICO credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following tables provide details on the FICO scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)(3)	December 31, 2019
In millions of dollars	Less than 680	680 to 760	Greater than 760
Residential first mortgages	$3,602	$13,178	$28,235
Home equity loans	1,881	3,475	3,630
Credit cards	33,290	59,536	52,935
Personal, small business and other	564	907	1,473
Total	$39,337	$77,096	$86,273

FICO score distribution in U.S. portfolio(1)(2)(3)	December 31, 2018
In millions of dollars	Less than 680	680 to 760	Greater than 760
Residential first mortgages	$4,530	$13,848	$26,546
Home equity loans	2,438	4,296	4,471
Credit cards	32,686	58,722	51,299
Personal, small business and other	625	1,097	1,121
Total	$40,279	$77,963	$83,437

(1)	The FICO bands in the tables are consistent with general industry peer presentations.

(2)	Excludes loans guaranteed by U.S. government-sponsored agencies, loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored agencies and loans recorded at fair value.

(3)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	December 31, 2019
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$41,705	$3,302	$98
Home equity loans	7,934	819	235
Total	$49,639	$4,121	$333

LTV distribution in U.S. portfolio(1)(2)	December 31, 2018
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$42,379	$2,474	$197
Home equity loans	9,465	1,287	390
Total	$51,844	$3,761	$587

(1)	Excludes loans guaranteed by U.S. government-sponsored agencies, loans subject to LTSCs with U.S. government-sponsored agencies and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
A loan is considered impaired when Citi believes it is probable that all amounts due according to the original contractual terms of the loan will not be collected. Impaired consumer loans include non-accrual loans, as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and where Citi has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis.
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

	At and for the year ended December 31, 2019
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$1,666	$1,838	$161	$1,925	$60
Home equity loans	592	824	123	637	9
Credit cards	1,931	2,288	771	1,890	103
Installment and other
Personal, small business and other	703	738	135	754	55
Total	$4,892	$5,688	$1,190	$5,206	$227

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2) $405 million of residential first mortgages, and $212 million of home equity loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

(5)	Includes amounts recognized on both an accrual and cash basis.

	At and for the year ended December 31, 2018
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$2,130	$2,329	$178	$2,483	$81
Home equity loans	684	946	122	698	12
Credit cards	1,818	1,842	677	1,815	105
Installment and other
Personal, small business and other	452	666	139	500	22
Total	$5,084	$5,783	$1,116	$5,496	$220

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$484 million of residential first mortgages and $263 million of home equity loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

(5)	Includes amounts recognized on both an accrual and cash basis.

(6)	Interest income recognized for the year ended December 31, 2017 was $342 million.

Consumer Troubled Debt Restructurings

	For the year ended December 31, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,122	$172	$—	$—	$—	—%
Home equity loans	717	79	3	—	—	1
Credit cards	268,778	1,165	—	—	—	17
Personal, small business and other	1,719	15	—	—	—	5
Total(6)	272,336	$1,431	$3	$—	$—
International
Residential first mortgages	2,448	$74	$—	$—	$—	—%
Credit cards	72,325	288	—	—	10	17
Personal, small business and other	29,192	204	—	—	6	9
Total(6)	103,965	$566	$—	$—	$16

	For the year ended December 31, 2018
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	2,019	$300	$2	$—	$—	—%
Home equity loans	1,381	130	5	—	—	1
Credit cards	243,253	978	—	—	—	18
Personal, small business and other	1,349	12	—	—	—	4
Total(6)	248,002	$1,420	$7	$—	$—
International
Residential first mortgages	2,572	$85	$—	$—	$—	—%
Credit cards	77,823	323	—	—	9	16
Personal, small business and other	30,849	216	—	—	7	9
Total(6)	111,244	$624	$—	$—	$16

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $19 million of residential first mortgages and $7 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2019. These amounts include $11 million of residential first mortgages and $6 million of home equity loans that were newly classified as TDRs during 2019, based on previously received OCC guidance.

(3)
Represents portion of contractual loan principal that is non-interest bearing but still due from the borrower. Such deferred principal is charged off at the time of permanent modification to the extent that the related loan balance exceeds the underlying collateral value.

(4)	Represents portion of contractual loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.

(5)	Represents portion of contractual loan principal that was forgiven at the time of permanent modification.

(6)	The above tables reflect activity for restructured loans that were considered TDRs during the year.

(7)
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

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due.

	Years ended December 31,
In millions of dollars	2019	2018
North America
Residential first mortgages	$85	$136
Home equity loans	15	23
Credit cards	301	241
Personal, small business and other	4	4
Total	$405	$404
International
Residential first mortgages	$13	$9
Credit cards	142	198
Personal, small business and other	74	80
Total	$229	$287

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	December 31, 2019	December 31, 2018
In North America offices(1)
Commercial and industrial	$55,929	$60,861
Financial institutions	53,922	48,447
Mortgage and real estate(2)	53,371	50,124
Installment, revolving credit and other	31,238	32,425
Lease financing	1,290	1,429
Total	$195,750	$193,286
In offices outside North America(1)
Commercial and industrial	$112,668	$114,029
Financial institutions	40,211	36,837
Mortgage and real estate(2)	9,780	7,376
Installment, revolving credit and other	27,303	25,685
Lease financing	95	103
Governments and official institutions	4,128	4,520
Total	$194,185	$188,550
Corporate loans, net of unearned income(3)	$389,935	$381,836

(1)
North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.

(2)	Loans secured primarily by real estate.

(3)
Corporate loans are net of unearned income of ($814) million and ($855) million at December 31, 2019 and 2018, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

The Company sold and/or reclassified to held-for-sale $2.6 billion and $1.0 billion of corporate loans during the years ended December 31, 2019 and 2018, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the years ended December 31, 2019 or 2018.
Lease financing
Citi is a lessor in the power, railcars, shipping and aircraft sectors, where the Company has executed operating, direct financing and leveraged leases. Citi’s $1.4 billion of lease financing receivables, as of December 31, 2019, is composed of approximately equal balances of direct financing lease receivables and net investments in leveraged leases. Citi uses the interest rate implicit in the lease to determine the present value of its lease financing receivables. Interest income on direct financing and leveraged leases during the year ended December 31, 2019 was not material.
The Company’s leases have an average remaining maturity of approximately three and a half years. In certain cases, Citi obtains residual value insurance from third parties and/or the lessee to manage the risk associated with the residual value of the leased assets. The receivable related to the residual value of the leased assets is $0.9 billion as of December 31, 2019, while the amount covered by residual value guarantees is $0.3 billion.
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

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2019

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$676	$93	$769	$1,828	$164,249	$166,846
Financial institutions	791	3	794	50	91,008	91,852
Mortgage and real estate	534	4	538	188	62,425	63,151
Lease financing	58	9	67	41	1,277	1,385
Other	190	22	212	81	62,341	62,634
Loans at fair value						4,067
Total	$2,249	$131	$2,380	$2,188	$381,300	$389,935

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2018

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$403	$111	$514	$1,119	$173,257	$174,890
Financial institutions	87	7	94	102	85,088	85,284
Mortgage and real estate	128	5	133	215	57,152	57,500
Lease financing	5	10	15	—	1,517	1,532
Other	151	52	203	75	59,149	59,427
Loans at fair value						3,203
Total	$774	$185	$959	$1,511	$376,163	$381,836

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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
The obligor risk ratings are defined by ranges of default probabilities. The facility risk ratings are defined by ranges of loss norms, which are the product of the probability of default and the loss given default. The investment grade rating categories are similar to the category BBB-/Baa3 and above as defined by S&P and Moody’s. Loans classified according to the bank regulatory definitions as special mention, substandard and doubtful will have risk ratings within the non-investment-grade categories.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	December 31, 2019	December 31, 2018
Investment grade(2)
Commercial and industrial	$110,797	$113,925
Financial institutions	80,533	73,533
Mortgage and real estate	27,571	26,799
Lease financing	816	1,035
Other	57,339	58,916
Total investment grade	$277,056	$274,208
Non-investment grade(2)
Accrual
Commercial and industrial	$54,220	$53,942
Financial institutions	11,269	10,866
Mortgage and real estate	3,811	4,200
Lease financing	528	497
Other	5,206	5,753
Non-accrual
Commercial and industrial	1,828	1,119
Financial institutions	50	102
Mortgage and real estate	188	215
Lease financing	41	—
Other	81	75
Total non-investment grade	$77,222	$76,769
Non-rated private bank loans managed on a delinquency basis(2)	$31,590	$27,656
Loans at fair value	4,067	3,203
Corporate loans, net of unearned income	$389,935	$381,836

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

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

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	At and for the year ended December 31, 2019
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,828	$1,942	$283	$1,449	$33
Financial institutions	50	120	2	63	—
Mortgage and real estate	188	362	10	192	—
Lease financing	41	41	—	8	—
Other	81	202	4	76	9
Total non-accrual corporate loans	$2,188	$2,667	$299	$1,788	$42

	At and for the year ended December 31, 2018
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,119	$1,270	$245	$1,299	$49
Financial institutions	102	123	35	99	—
Mortgage and real estate	215	323	39	233	1
Lease financing	—	28	—	21	—
Other	75	165	6	83	6
Total non-accrual corporate loans	$1,511	$1,909	$325	$1,735	$56

	December 31, 2019		December 31, 2018
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowance
Commercial and industrial	$714	$283	$801	$245
Financial institutions	40	2	76	35
Mortgage and real estate	48	10	100	39
Lease financing	—	—	—	—
Other	7	4	24	6
Total non-accrual corporate loans with specific allowance	$809	$299	$1,001	$325
Non-accrual corporate loans without specific allowance
Commercial and industrial	$1,114		$318
Financial institutions	10		26
Mortgage and real estate	140		115
Lease financing	41		—
Other	74		51
Total non-accrual corporate loans without specific allowance	$1,379	N/A	$510	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the year ended December 31, 2017 was $35 million.
N/A Not applicable

Corporate Troubled Debt Restructurings

For the year ended December 31, 2019:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$283	$19	$—	$264
Mortgage and real estate	16	—	—	16
Other	6	6	—	—
Total	$305	$25	$—	$280

For the year ended December 31, 2018:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$159	$5	$8	$146
Mortgage and real estate	60	3	—	57
Total	$219	$8	$8	$203

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

In millions of dollars	TDR balances at December 31, 2019	TDR loans in payment default during the year ended December 31, 2019	TDR balances at December 31, 2018	TDR loans in payment default during the year ended December 31, 2018
Commercial and industrial	$603	$35	$568	$111
Financial institutions	—	—	25	—
Mortgage and real estate	79	—	123	—
Lease financing	—	—	—	—
Other	44	—	2	—
Total(1)	$726	$35	$718	$111

(1)	The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

15. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2019	2018	2017
Allowance for loan losses at beginning of period	$12,315	$12,355	$12,060
Gross credit losses	(9,341)	(8,665)	(8,673)
Gross recoveries(1)	1,573	1,552	1,597
Net credit losses (NCLs)	$(7,768)	$(7,113)	$(7,076)
NCLs	$7,768	$7,113	$7,076
Net reserve builds (releases)	364	394	544
Net specific reserve builds (releases)	86	(153)	(117)
Total provision for loan losses	$8,218	$7,354	$7,503
Other, net (see table below)	18	(281)	(132)
Allowance for loan losses at end of period	$12,783	$12,315	$12,355
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,367	$1,258	$1,418
Provision (release) for unfunded lending commitments	92	113	(161)
Other, net	(3)	(4)	1
Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,456	$1,367	$1,258
Total allowance for loans, leases and unfunded lending commitments	$14,239	$13,682	$13,613

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Other, net details
In millions of dollars	2019	2018	2017
Sales or transfers of various consumer loan portfolios to HFS
Transfer of real estate loan portfolios	$(42)	$(91)	$(106)
Transfer of other loan portfolios	—	(110)	(155)
Sales or transfers of various consumer loan portfolios to HFS	$(42)	$(201)	$(261)
FX translation, primarily consumer	60	(60)	115
Other	—	(20)	14
Other, net	$18	$(281)	$(132)

Allowance for Credit Losses and End-of-Period Loans at December 31, 2019

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$2,811	$9,504	$12,315
Charge-offs	(487)	(8,854)	(9,341)
Recoveries	95	1,478	1,573
Replenishment of net charge-offs	392	7,376	7,768
Net reserve builds (releases)	96	268	364
Net specific reserve builds (releases)	(21)	107	86
Other	—	18	18
Ending balance	$2,886	$9,897	$12,783
Allowance for loan losses
Collectively evaluated in accordance with ASC 450	$2,587	$8,706	$11,293
Individually evaluated in accordance with ASC 310-10-35	299	1,190	1,489
Purchased credit impaired in accordance with ASC 310-30	—	1	1
Total allowance for loan losses	$2,886	$9,897	$12,783
Loans, net of unearned income
Collectively evaluated in accordance with ASC 450	$383,828	$304,510	$688,338
Individually evaluated in accordance with ASC 310-10-35	2,040	4,892	6,932
Purchased credit impaired in accordance with ASC 310-30	—	128	128
Held at fair value	4,067	18	4,085
Total loans, net of unearned income	$389,935	$309,548	$699,483

Allowance for Credit Losses and End-of-Period Loans at December 31, 2018

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$2,943	$9,412	$12,355
Charge-offs	(343)	(8,322)	(8,665)
Recoveries	138	1,414	1,552
Replenishment of net charge-offs	205	6,908	7,113
Net reserve builds (releases)	42	352	394
Net specific reserve builds (releases)	(151)	(2)	(153)
Other	(23)	(258)	(281)
Ending balance	$2,811	$9,504	$12,315
Allowance for loan losses
Collectively evaluated in accordance with ASC 450	$2,486	$8,386	$10,872
Individually evaluated in accordance with ASC 310-10-35	325	1,116	1,441
Purchased credit impaired in accordance with ASC 310-30	—	2	2
Total allowance for loan losses	$2,811	$9,504	$12,315
Loans, net of unearned income
Collectively evaluated in accordance with ASC 450	$377,186	$297,128	$674,314
Individually evaluated in accordance with ASC 310-10-35	1,447	5,084	6,531
Purchased credit impaired in accordance with ASC 310-30	—	128	128
Held at fair value	3,203	20	3,223
Total loans, net of unearned income	$381,836	$302,360	$684,196

Allowance for Credit Losses at December 31, 2017

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$3,218	$8,842	$12,060
Charge-offs	(632)	(8,041)	(8,673)
Recoveries	153	1,444	1,597
Replenishment of net charge-offs	479	6,597	7,076
Net reserve builds (releases)	(274)	818	544
Net specific reserve builds (releases)	(31)	(86)	(117)
Other	30	(162)	(132)
Ending balance	$2,943	$9,412	$12,355

16.   GOODWILL AND INTANGIBLE ASSETS
Goodwill

The changes in Goodwill by segment were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other	Total
Balance at December 31, 2016(1)	$11,874	$9,741	$44	$21,659
Foreign exchange translation	$286	$443	$—	$729
Divestitures(2)	(32)	(72)	—	(104)
Impairment of goodwill(3)	—	—	(28)	(28)
Balance at December 31, 2017	$12,128	$10,112	$16	$22,256
Foreign exchange translation	$(41)	$(153)	$—	$(194)
Divestitures(4)	—	—	(16)	(16)
Balance at December 31, 2018	$12,087	$9,959	$—	$22,046
Foreign exchange translation	$15	$65	$—	$80
Balance at December 31, 2019	$12,102	$10,024	$—	$22,126

(1)
December 31, 2016 has been revised to reflect intersegment goodwill allocations that resulted from the 2019 reorganization of the Citi commercial banking business from GCB to ICG. See Note 3 to the Consolidated Financial Statements.

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
Effective in the fourth quarter of 2019, the Citi commercial banking business, previously included in North America GCB, Latin America GCB and Asia GCB, was reorganized and is now part of ICG. Goodwill was allocated to the transferred business based on relative fair value to the legacy reporting units. An interim goodwill impairment test was performed under both the legacy and current reporting unit structures, which resulted in no impairment. No additional triggering events were identified and no goodwill was impaired during the year.

Intangible Assets
The components of intangible assets were as follows:

	December 31, 2019			December 31, 2018
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,676	$4,059	$1,617	$5,733	$3,936	$1,797
Credit card contract-related intangibles(1)	5,393	3,069	2,324	5,225	2,791	2,434
Core deposit intangibles	434	433	1	419	415	4
Other customer relationships	424	275	149	470	299	171
Present value of future profits	34	31	3	32	29	3
Indefinite-lived intangible assets	228	—	228	218	—	218
Other	82	77	5	84	75	9
Intangible assets (excluding MSRs)	$12,271	$7,944	$4,327	$12,181	$7,545	$4,636
Mortgage servicing rights (MSRs)(2)	495	—	495	584	—	584
Total intangible assets	$12,766	$7,944	$4,822	$12,765	$7,545	$5,220

(1)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 96% of the aggregate net carrying amount as of December 31, 2019.

(2)	For additional information on Citi’s MSRs, see Note 21 to the Consolidated Financial Statements.

Intangible assets amortization expense was $564 million, $557 million and $603 million for 2019, 2018 and 2017, respectively. Intangible assets amortization expense is estimated to be $424 million in 2020, $399 million in 2021, $1,025 million in 2022, $226 million in 2023 and $219 million in 2024.

The changes in intangible assets were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2018	Acquisitions/ divestitures	Amortization	Impairments	FX translation and other	December 31, 2019
Purchased credit card relationships(1)	$1,797	$9	$(189)	$—	$—	$1,617
Credit card contract-related intangibles(2)	2,434	73	(336)	—	153	2,324
Core deposit intangibles	4	—	(4)	—	1	1
Other customer relationships	171	—	(24)	—	2	149
Present value of future profits	3	—	—	—	—	3
Indefinite-lived intangible assets	218	4	—	—	6	228
Other	9	6	(11)	—	1	5
Intangible assets (excluding MSRs)	$4,636	$92	$(564)	$—	$163	$4,327
Mortgage servicing rights (MSRs)(3)	584					495
Total intangible assets	$5,220					$4,822

(1)
Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract-related intangibles and include credit card accounts primarily in the Costco, Macy’s and Sears portfolios.

(2)
Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represent 96% of the aggregate net carrying amount at December 31, 2019 and 2018.

(3)	For additional information on Citi’s MSRs, including the rollforward from 2018 to 2019, see Note 21 to the Consolidated Financial Statements.

17.   DEBT
Short-Term Borrowings

	December 31,
	2019		2018
In millions of dollars	Balance	Weighted average coupon	Balance	Weighted average coupon
Commercial paper
Bank(1)	$10,155		$13,238
Broker-dealer and other(2)	6,321		—
Total commercial paper	$16,476	1.98%	$13,238	1.95%
Other borrowings(3)	28,573	2.57	19,108	2.99
Total	$45,049		$32,346

(1)	Represents Citibank entities as well as other bank entities.

(2)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

(3)
Includes borrowings from the Federal Home Loan Banks and other market participants. At December 31, 2019 and 2018, collateralized short-term advances from the Federal Home Loan Banks were $17.6 billion and $9.5 billion, respectively.

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

Long-Term Debt

			Balances at December 31,
In millions of dollars	Weighted average coupon(1)	Maturities	2019	2018
Citigroup Inc.(2)
Senior debt	3.11%	2020-2098	$123,292	$117,511
Subordinated debt(3)	5.59	2022-2046	25,463	24,545
Trust preferred securities	8.15	2036-2067	1,722	1,711
Bank(4)
Senior debt	2.51	2020-2038	53,340	61,237
Broker-dealer(5)
Senior debt	2.43	2020-2098	44,817	26,947
Subordinated debt(3)	2.37	2022-2046	126	48
Total	3.28%		$248,760	$231,999
Senior debt			$221,449	$205,695
Subordinated debt(3)			25,589	24,593
Trust preferred securities			1,722	1,711
Total			$248,760	$231,999

(1)	The weighted average coupon excludes structured notes accounted for at fair value.

(2)	Represents the parent holding company.

(3)	Includes notes that are subordinated within certain countries, regions or subsidiaries.

(4)
Represents Citibank entities as well as other bank entities. At December 31, 2019 and 2018, collateralized long-term advances from the Federal Home Loan Banks were $5.5 billion and $10.5 billion, respectively.

(5)	Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

The Company issues both fixed- and variable-rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed-rate debt to variable-rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2019, the Company’s overall weighted average interest rate for long-term debt, excluding structured notes accounted for at fair value, was 3.28% on a contractual basis and 3.54% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2020	2021	2022	2023	2024	Thereafter	Total
Citigroup Inc.	$7,033	$15,208	$13,061	$14,202	$8,247	$92,726	$150,477
Bank	20,654	14,023	8,471	2,634	4,417	3,141	53,340
Broker-dealer	9,570	8,852	5,558	3,292	3,359	14,312	44,943
Total	$37,257	$38,083	$27,090	$20,128	$16,023	$110,179	$248,760

The following table summarizes Citi’s outstanding trust preferred securities at December 31, 2019:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	132	3 mo LIBOR + 88.75 bps	50	132	June 28, 2067	June 28, 2017
Total obligated			$2,572			$2,578

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)
Represents the notional value received by outside investors from the trusts at the time of issuance. This differs from Citi’s balance sheet carrying value due primarily to unamortized discount and issuance costs.

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
 The following table sets forth for Citigroup and Citibank the regulatory capital tiers, total risk-weighted assets, quarterly adjusted average total assets, Total Leverage Exposure, risk-based capital ratios and leverage ratios:

In millions of dollars, except ratios	Stated minimum	Citigroup			Citibank
		Well- capitalized minimum	December 31, 2019	December 31, 2018	Well- capitalized minimum	December 31, 2019	December 31, 2018
Common Equity Tier 1 Capital			$137,798	$139,252		$130,791	$129,091
Tier 1 Capital			155,805	158,122		132,918	131,215
Total Capital (Tier 1 Capital + Tier 2 Capital)—Standardized Approach			193,682	195,440		157,324	155,154
Total Capital (Tier 1 Capital + Tier 2 Capital)—Advanced Approaches			181,337	183,144		145,989	144,358
Total risk-weighted assets—Standardized Approach			1,166,523	1,174,448		1,019,916	1,032,809
Total risk-weighted assets—Advanced Approaches			1,135,553	1,131,933		932,432	926,229
Quarterly adjusted average total assets(1)			1,957,039	1,896,959		1,459,851	1,398,875
Total Leverage Exposure(2)			2,507,891	2,465,641		1,951,701	1,914,663
Common Equity Tier 1 Capital ratio(3)	4.5%	N/A	11.81%	11.86%	6.5%	12.82%	12.50%
Tier 1 Capital ratio(3)	6.0	6.0%	13.36	13.46	8.0	13.03	12.70
Total Capital ratio(3)	8.0	10.0	15.97	16.18	10.0	15.43	15.02
Tier 1 Leverage ratio	4.0	N/A	7.96	8.34	5.0	9.10	9.38
Supplementary Leverage ratio	3.0	N/A	6.21	6.41	6.0	6.81	6.85

(1)	Tier 1 Leverage ratio denominator.

(2)	Supplementary Leverage ratio denominator.

(3)
As of December 31, 2019 and 2018, Citigroup’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the reportable Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework. As of December 31, 2019 and 2018, Citibank’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Standardized Approach.

N/A  Not applicable

As indicated in the table above, Citigroup and Citibank were “well capitalized” under the current federal bank regulatory agency definitions as of December 31, 2019 and 2018.

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
In determining the dividends, each subsidiary depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal bank regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $17.3 billion and $8.3 billion in dividends from Citibank during 2019 and 2018, respectively.

19.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges(5)	Accumulated other comprehensive income (loss)
Balance, December 31, 2016	$(799)	$(352)	$(560)	$(5,164)	$(25,506)	$—	$(32,381)
Adjustment to opening balance, net of taxes(6)	$504	$—	$—	$—	$—	$—	$504
Adjusted balance, beginning of period	$(295)	$(352)	$(560)	$(5,164)	$(25,506)	$—	$(31,877)
Impact of Tax Reform(7)	$(223)	$(139)	$(113)	$(1,020)	$(1,809)	$—	$(3,304)
Other comprehensive income before reclassifications	(186)	(426)	(111)	(158)	1,607	—	726
Increase (decrease) due to amounts reclassified from AOCI	(454)	(4)	86	159	—	—	(213)
Change, net of taxes	$(863)	$(569)	$(138)	$(1,019)	$(202)	$—	$(2,791)
Balance, December 31, 2017	$(1,158)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,668)
Adjustment to opening balance, net of taxes(8)	$(3)	$—	$—	$—	$—	$—	$(3)
Adjusted balance, beginning of period	$(1,161)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,671)
Other comprehensive income before reclassifications	(866)	1,081	(135)	(240)	(2,607)	(57)	(2,824)
Increase (decrease) due to amounts reclassified from AOCI(9)	(223)	32	105	166	245	—	325
Change, net of taxes	$(1,089)	$1,113	$(30)	$(74)	$(2,362)	$(57)	$(2,499)
Balance at December 31, 2018	$(2,250)	$192	$(728)	$(6,257)	$(28,070)	$(57)	$(37,170)
Other comprehensive income before reclassifications	3,065	(1,151)	549	(758)	(647)	25	1,083
Increase (decrease) due to amounts reclassified from AOCI	(1,080)	15	302	206	326	—	(231)
Change, net of taxes	$1,985	$(1,136)	$851	$(552)	$(321)	$25	$852
Balance at December 31, 2019	$(265)	$(944)	$123	$(6,809)	$(28,391)	$(32)	$(36,318)

(1)	Changes in DVA are reflected as a component of AOCI, pursuant to the adoption of ASU 2016-01 relating to the presentation of DVA on fair value option liabilities.

(2)	Primarily driven by Citi’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(3)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income.

(4)
Primarily reflects the movements in (by order of impact) the Indian rupee, Brazilian real, Chilean peso, and Euro against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2019. Primarily reflects the movements in (by order of impact) the Brazilian real, Indian rupee, Mexican peso, and Australian dollar against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2018. Primarily reflects the movements in (by order of impact) the Euro, Mexican peso, Polish zloty and South Korean won against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2017. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.

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

(9)
Includes the impact of the release of foreign currency translation adjustment, net of hedges, upon meeting the accounting trigger for substantial liquidation of Citi’s Japan Consumer Finance business during the fourth quarter of 2018. See Note 1 to the Consolidated Financial Statements.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2016	$(42,035)	$9,654	$(32,381)
Adjustment to opening balance(2)	803	(299)	504
Adjusted balance, beginning of period	$(41,232)	$9,355	$(31,877)
Change in net unrealized gains (losses) on investment securities	(1,088)	225	(863)
Debt valuation adjustment (DVA)	(680)	111	(569)
Cash flow hedges	(37)	(101)	(138)
Benefit plans	14	(1,033)	(1,019)
Foreign currency translation adjustment	1,795	(1,997)	(202)
Change	$4	$(2,795)	$(2,791)
Balance, December 31, 2017	$(41,228)	$6,560	$(34,668)
Adjustment to opening balance(3)	(4)	1	(3)
Adjusted balance, beginning of period	$(41,232)	$6,561	$(34,671)
Change in net unrealized gains (losses) on investment securities	(1,435)	346	(1,089)
Debt valuation adjustment (DVA)	1,415	(302)	1,113
Cash flow hedges	(38)	8	(30)
Benefit plans	(94)	20	(74)
Foreign currency translation adjustment	(2,624)	262	(2,362)
Excluded component of fair value hedges	(74)	17	(57)
Change	$(2,850)	$351	$(2,499)
Balance, December 31, 2018	$(44,082)	$6,912	$(37,170)
Change in net unrealized gains (losses) on AFS debt securities	2,633	(648)	1,985
Debt valuation adjustment (DVA)	(1,473)	337	(1,136)
Cash flow hedges	1,120	(269)	851
Benefit plans	(671)	119	(552)
Foreign currency translation adjustment	(332)	11	(321)
Excluded component of fair value hedges	33	(8)	25
Change	$1,310	$(458)	$852
Balance, December 31, 2019	$(42,772)	$6,454	$(36,318)

(1)	Includes the impact of ASU 2018-02, which transferred amounts from AOCI to Retained earnings. See Note 1 to the Consolidated Financial Statements.

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

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Year ended December 31,
In millions of dollars	2019	2018	2017
Realized (gains) losses on sales of investments	$(1,474)	$(421)	$(778)
Gross impairment losses	23	125	63
Subtotal, pretax	$(1,451)	$(296)	$(715)
Tax effect	371	73	261
Net realized (gains) losses on investments, after-tax(1)	$(1,080)	$(223)	$(454)
Realized DVA (gains) losses on fair value option liabilities, pretax	$20	$41	$(7)
Tax effect	(5)	(9)	3
Net realized DVA, after-tax	$15	$32	$(4)
Interest rate contracts	$384	$301	$126
Foreign exchange contracts	7	17	10
Subtotal, pretax	$391	$318	$136
Tax effect	(89)	(213)	(50)
Amortization of cash flow hedges, after-tax(2)	$302	$105	$86
Amortization of unrecognized
Prior service cost (benefit)	$(12)	$(34)	$(42)
Net actuarial loss	286	248	271
Curtailment/settlement impact(3)	1	6	17
Subtotal, pretax	$275	$220	$246
Tax effect	(69)	(54)	(87)
Amortization of benefit plans, after-tax(3)	$206	$166	$159
Foreign currency translation adjustment	$—	$34	$—
Tax effect	326	211	—
Foreign currency translation adjustment	$326	$245	$—
Total amounts reclassified out of AOCI, pretax	$(765)	$317	$(340)
Total tax effect	534	8	127
Total amounts reclassified out of AOCI, after-tax	$(231)	$325	$(213)

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 22 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

20.   PREFERRED STOCK
The following table summarizes the Company’s preferred stock outstanding:

				Redemption price per depositary share/preference share		Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate		Number of depositary shares	December 31, 2019	December 31, 2018
Series A(1)	October 29, 2012	January 30, 2023	5.950%	$1,000	1,500,000	$1,500	$1,500
Series B(2)	December 13, 2012	February 15, 2023	5.900	1,000	750,000	750	750
Series D(3)	April 30, 2013	May 15, 2023	5.350	1,000	1,250,000	1,250	1,250
Series J(4)	September 19, 2013	September 30, 2023	7.125	25	38,000,000	950	950
Series K(5)	October 31, 2013	November 15, 2023	6.875	25	59,800,000	1,495	1,495
Series L(6)	February 12, 2014	February 12, 2019	6.875	25	19,200,000	—	480
Series M(7)	April 30, 2014	May 15, 2024	6.300	1,000	1,750,000	1,750	1,750
Series N(8)	October 29, 2014	November 15, 2019	5.800	1,000	1,500,000	—	1,500
Series O(9)	March 20, 2015	March 27, 2020	5.875	1,000	1,500,000	1,500	1,500
Series P(10)	April 24, 2015	May 15, 2025	5.950	1,000	2,000,000	2,000	2,000
Series Q(11)	August 12, 2015	August 15, 2020	5.950	1,000	1,250,000	1,250	1,250
Series R(12)	November 13, 2015	November 15, 2020	6.125	1,000	1,500,000	1,500	1,500
Series S(13)	February 2, 2016	February 12, 2021	6.300	25	41,400,000	1,035	1,035
Series T(14)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series U(15)	September 12, 2019	September 12, 2024	5.000	1,000	1,500,000	1,500	—
						$17,980	$18,460

(1)
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

(6)	The Series L preferred stock was redeemed in full on February 12, 2019.

(7)
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

(8)	The Series N preferred stock was redeemed in full on November 15, 2019.

(9)
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

(14)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on February 15 and August 15 at a fixed rate until, but excluding, August 15, 2026, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(15)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on March 12 and September 12 at a fixed rate until, but excluding, September 12, 2024, thereafter payable quarterly on March 12, June 12, September 12 and December 12 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

During 2019, Citi distributed $1,109 million in dividends on its outstanding preferred stock. On January 15, 2020, Citi declared preferred dividends of approximately $291 million for the first quarter of 2020. During the first quarter of 2020, Citi issued 1.5 million Series V preferred shares for $1.5 billion. Semi-annual dividends on Series V, assuming such dividends are declared by the Citi Board of Directors, will be distributed beginning in the third quarter of 2020. As of February 21, 2020, Citi estimates it will distribute preferred dividends of approximately $253 million, $328 million and $253 million in the second, third and fourth quarters of 2020, respectively.

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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of December 31, 2019
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$43,534	$43,534	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	117,374	—	117,374	2,671	—	—	72	2,743
Non-agency-sponsored	39,608	1,187	38,421	876	—	—	1	877
Citi-administered asset-backed commercial paper conduits	15,622	15,622	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	17,395	—	17,395	4,199	—	—	—	4,199
Asset-based financing	196,728	6,139	190,589	23,756	1,151	9,524	—	34,431
Municipal securities tender option bond trusts (TOBs)	6,950	1,458	5,492	4	—	3,544	—	3,548
Municipal investments	20,312	—	20,312	2,636	4,274	3,034	—	9,944
Client intermediation	1,455	1,391	64	4	—	—	—	4
Investment funds	827	174	653	5	—	16	1	22
Other	352	1	351	169	—	39	—	208
Total	$460,157	$69,506	$390,651	$34,320	$5,425	$16,157	$74	$55,976

	As of December 31, 2018
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$46,232	$46,232	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	116,563	—	116,563	3,038	—	—	60	3,098
Non-agency-sponsored	30,886	1,498	29,388	431	—	—	1	432
Citi-administered asset-backed commercial paper conduits	18,750	18,750	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	21,837	—	21,837	5,891	—	—	9	5,900
Asset-based financing	99,433	628	98,805	21,640	715	9,757	—	32,112
Municipal securities tender option bond trusts (TOBs)	7,998	1,776	6,222	9	—	4,262	—	4,271
Municipal investments	18,044	3	18,041	2,813	3,922	2,738	—	9,473
Client intermediation	858	614	244	172	—	—	2	174
Investment funds	1,272	440	832	12	—	1	1	14
Other	63	3	60	37	—	23	—	60
Total	$361,936	$69,944	$291,992	$34,043	$4,637	$16,781	$73	$55,534

(1)	The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s December 31, 2019 and 2018 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

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

•
certain third-party sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment (for more information on these positions, see Notes 14 and 26 to the Consolidated Financial Statements);

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

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage- and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $6 billion and $7 billion at December 31, 2019 and 2018, respectively;

•	certain representations and warranties exposures in Citigroup residential mortgage securitizations in which the original mortgage loan balances are no longer outstanding; and

•	VIEs such as trust preferred securities trusts used in connection with the Company’s funding activities. The Company does not have a variable interest in these trusts.

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

	December 31, 2019		December 31, 2018
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$9,524	$—	$9,757
Municipal securities tender option bond trusts (TOBs)	3,544	—	4,262	—
Municipal investments	—	3,034	—	2,738
Investment funds	—	16	—	1
Other	—	39	—	23
Total funding commitments	$3,544	$12,613	$4,262	$12,519

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

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	December 31, 2019	December 31, 2018
Cash	$—	$—
Trading account assets	2.6	3.0
Investments	9.9	10.7
Total loans, net of allowance	26.7	24.5
Other	0.5	0.5
Total assets	$39.7	$38.7

Credit Card Securitizations
The Company securitizes credit card receivables through trusts established to purchase the receivables. Citigroup transfers receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations: as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust.
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
Citi utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	December 31, 2019	December 31, 2018
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$19.7	$27.3
Retained by Citigroup as trust-issued securities	6.2	7.6
Retained by Citigroup via non-certificated interests	17.8	11.3
Total	$43.7	$46.2

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

In billions of dollars	2019	2018	2017
Proceeds from new securitizations	$—	$6.8	$11.1
Pay down of maturing notes	(7.6)	(8.3)	(5.0)

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

Master Trust Liabilities (at Par Value)
The Master Trust issues fixed- and floating-rate term notes. Some of the term notes may be issued to multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Master Trust was 3.1 years as of December 31, 2019 and 3.0 years as of December 31, 2018.

In billions of dollars	Dec. 31, 2019	Dec. 31, 2018
Term notes issued to third parties	$18.2	$25.8
Term notes retained by Citigroup affiliates	4.3	5.7
Total Master Trust liabilities	$22.5	$31.5

Omni Trust Liabilities (at Par Value)
The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.6 years as of December 31, 2019 and 2.7 years as of December 31, 2018.

In billions of dollars	Dec. 31, 2019	Dec. 31, 2018
Term notes issued to third parties	$1.5	$1.5
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.4	$3.4

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
The Company securitizes mortgage loans generally through either a U.S. government-sponsored agency, such as Ginnie Mae, Fannie Mae or Freddie Mac (U.S. agency-sponsored mortgages), or private label (non-agency-sponsored mortgages) securitization. Citi is not the primary beneficiary of its U.S. agency-sponsored mortgage securitization entities because Citigroup does not have the power to direct the activities of the VIEs that most significantly impact the entities’ economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitization entities. Substantially all of the consumer loans sold or securitized through non-consolidated trusts by Citigroup are U.S. prime residential mortgage loans. Retained interests in non-consolidated agency-sponsored mortgage securitization trusts are classified as Trading account assets, except for MSRs, which are included in Other assets on Citigroup’s Consolidated Balance Sheet.
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

The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	2019		2018		2017
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$5.3	$18.9	$4.0	$5.6	$7.8	$7.3
Proceeds from new securitizations(1)	5.5	18.9	4.2	7.1	8.1	7.3
Contractual servicing fees received	0.1	—	0.1	—	0.2	—
Purchases of previously transferred financial assets	0.2	—	0.2	—	0.4	—

Note: Excludes re-securitization transactions.

(1)	The proceeds from new securitizations in 2019 include $0.2 billion related to personal loan securitizations.

For non-consolidated mortgage securitization entities where the transfer of loans to the VIE meets the conditions for sale accounting, Citi recognizes a gain or loss based on the difference between the carrying value of the transferred assets and the proceeds received (generally cash but may be beneficial interests or servicing rights).

Agency and non-agency securitization gains for the year ended December 31, 2019 were $16 million and $99 million, respectively.
Agency and non-agency securitization gains for the year ended December 31, 2018 were $17 million and $36 million, respectively, and $28 million and $70 million, respectively, for the year ended December 31, 2017.

	2019			2018
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests(3)	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$491	$748	$102	$564	$300	$51

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Retained interests consist of Level 2 or Level 3 assets depending on the observability of significant inputs. See Note 24 to the Consolidated Financial Statements for more information about fair value measurements.

(3)	Senior interests in non-agency-sponsored mortgages include $150 million related to personal loan securitizations at December 31, 2019.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	December 31, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.3%	3.6%	4.6%
Weighted average constant prepayment rate	12.9%	10.5%	7.6%
Weighted average anticipated net credit losses(2)	NM	3.9%	2.8%
Weighted average life	6.6 years	3 years	11.4 years

	December 31, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.6%	2.8%	4.4%
Weighted average constant prepayment rate	5.8%	8.0%	9.1%
Weighted average anticipated net credit losses(2)	NM	4.4%	3.4%
Weighted average life	7.5 years	5.5 years	6.7 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests at period end or securitization of mortgage receivables were as follows:

	December 31, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.8%	7.6%	4.2%
Weighted average constant prepayment rate	10.1%	3.6%	6.1%
Weighted average anticipated net credit losses(2)	NM	5.2%	2.7%
Weighted average life	6.6 years	5.9 years	29.3 years

	December 31, 2018
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.8%	9.3%	—
Weighted average constant prepayment rate	9.1%	8.0%	—
Weighted average anticipated net credit losses(2)	NM	40.0%	—
Weighted average life	6.4 years	6.6 years	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

The sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions are presented in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	December 31, 2019
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(18)	$—	$(1)
Adverse change of 20%	(35)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(18)	—	—
Adverse change of 20%	(35)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2018
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(16)	$—	$—
Adverse change of 20%	(32)	—	—
Constant prepayment rate
Adverse change of 10%	(21)	—	—
Adverse change of 20%	(41)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

	Securitized assets		90 days past due		Liquidation losses
In billions of dollars, except liquidation losses in millions	2019	2018	2019	2018	2019	2018
Securitized assets
Residential mortgages	$11.7	$5.2	$0.4	$0.4	$49.0	$54.0
Commercial and other	22.3	13.1	—	—	—	—
Total	$34.0	$18.3	$0.4	$0.4	$49.0	$54.0

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
These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $495 million and $584 million at December 31, 2019 and 2018, respectively. The MSRs correspond to principal loan balances of $58 billion and $62 billion as of December 31, 2019 and 2018, respectively.
The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2019	2018
Balance, beginning of year	$584	$558
Originations	70	58
Changes in fair value of MSRs due to changes in inputs and assumptions	(84)	54
Other changes(1)	(75)	(68)
Sale of MSRs	—	(18)
Balance, as of December 31	$495	$584

(1)	Represents changes due to customer payments and passage of time.

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
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

In millions of dollars	2019	2018	2017
Servicing fees	$148	$172	$276
Late fees	8	4	10
Ancillary fees	1	8	13
Total MSR fees	$157	$184	$299

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the years ended December 31, 2019 and 2018. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of December 31, 2019, Citi held no retained interests in private label re-securitization transactions structured by Citi. As of December 31, 2018, the fair value of Citi-retained interests in private label re-securitization transactions structured by Citi totaled approximately $16 million (all related to re-securitization transactions executed prior to 2016). Of this amount, all was related to subordinated beneficial interests. The original par value of private label re-securitization transactions in which Citi held a retained interest as of December 31, 2018 was approximately $271 million.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the years ended December 31, 2019 and 2018, Citi transferred agency securities with a fair value of approximately $31.9 billion and $26.3 billion, respectively, to re-securitization entities.
As of December 31, 2019, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.2 billion (including $1.3 billion related to re-securitization transactions executed in 2019) compared to $2.5 billion as of December 31, 2018 (including $1.4 billion related to re-securitization transactions executed in 2018), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2019 and 2018 was approximately $73.5 billion and $70.9 billion, respectively.
As of December 31, 2019 and 2018, the Company did not consolidate any private label or agency re-securitization entities.

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
The conduits administered by Citi do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. At December 31, 2019 and 2018, the commercial paper conduits administered by Citi had approximately $15.6 billion and $18.8 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $16.3 billion and $14.0 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At December 31, 2019 and 2018, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 49 and 53 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8%–10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.4 billion as of December 31, 2019 and $1.7 billion as of December 31, 2018. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
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
Finally, Citi is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, Citi purchases commercial paper, including commercial paper issued by Citigroup's conduits. At December 31, 2019 and 2018, the Company owned $5.5 billion and $5.5 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
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
The following tables summarize selected cash flow information and retained interests related to Citigroup CLOs:

In millions of dollars	2019	2018	2017
Principal securitized	$—	$—	$133
Proceeds from new securitizations	—	—	133
Cash flows received on retained interests and other net cash flows	72	127	107

In millions of dollars	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2017
Carrying value of retained interests	$1,404	$3,142	$4,079

All of Citi’s retained interests were held-to-maturity securities as of December 31, 2019 and 2018.

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

	December 31, 2019
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$31,377	$7,489
Corporate loans	7,088	5,802
Other (including investment funds, airlines and shipping)	152,124	21,140
Total	$190,589	$34,431

	December 31, 2018
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$23,918	$6,928
Corporate loans	6,973	5,744
Other (including investment funds, airlines and shipping)	67,914	19,440
Total	$98,805	$32,112

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
For certain customer TOB trusts, Citi may also serve as a voluntary advance provider. In this capacity, the Company may, but is not obligated to, make loan advances to customer TOB trusts to purchase optionally tendered Floaters that have not otherwise been successfully remarketed to new investors. Such loans are secured by pledged Floaters. As of December 31, 2019, Citi had no outstanding voluntary advances to customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At December 31, 2019 and 2018, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
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
At December 31, 2019 and 2018, liquidity agreements provided with respect to customer TOB trusts totaled $3.5 billion and $4.3 billion, respectively, of which $1.6 billion and $2.3 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
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
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $7.0 billion as of December 31, 2019 and $6.1 billion as of December 31, 2018. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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
The netting and collateral rights incorporated in the master netting agreements are considered to be legally enforceable if a supportive legal opinion has been obtained from counsel of recognized standing that provides (i) the requisite level of certainty regarding enforceability and (ii) that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed or avoided under applicable law upon an event of default, including bankruptcy, insolvency or similar proceeding.
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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest rate contracts
Swaps	$318,089	$273,636	$17,063,272	$18,138,686
Futures and forwards	—	—	3,636,658	4,632,257
Written options	—	—	2,114,511	3,018,469
Purchased options	—	—	1,857,770	2,532,479
Total interest rate contracts	$318,089	$273,636	$24,672,211	$28,321,891
Foreign exchange contracts
Swaps	$63,104	$57,153	$6,063,853	$6,738,158
Futures, forwards and spot	38,275	41,410	3,979,188	5,115,504
Written options	80	1,726	908,061	1,566,717
Purchased options	80	2,104	959,149	1,543,516
Total foreign exchange contracts	$101,539	$102,393	$11,910,251	$14,963,895
Equity contracts
Swaps	$—	$—	$197,893	$217,580
Futures and forwards	—	—	66,705	52,053
Written options	—	—	560,571	454,675
Purchased options	—	—	422,393	341,018
Total equity contracts	$—	$—	$1,247,562	$1,065,326
Commodity and other contracts
Swaps	$—	$—	$69,445	$79,133
Futures and forwards	1,195	802	137,192	146,647
Written options	—	—	91,587	62,629
Purchased options	—	—	86,631	61,298
Total commodity and other contracts	$1,195	$802	$384,855	$349,707
Credit derivatives(1)
Protection sold	$—	$—	$603,387	$724,939
Protection purchased	—	—	703,926	795,649
Total credit derivatives	$—	$—	$1,307,313	$1,520,588
Total derivative notionals	$420,823	$376,831	$39,522,192	$46,221,407

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of December 31, 2019 and 2018. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount, if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $180 billion and $100 billion as of December 31, 2019 and 2018, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at December 31, 2019	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,682	$143
Cleared	41	111
Interest rate contracts	$1,723	$254
Over-the-counter	$1,304	$908
Cleared	—	2
Foreign exchange contracts	$1,304	$910
Total derivatives instruments designated as ASC 815 hedges	$3,027	$1,164
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$189,892	$169,749
Cleared	5,896	7,472
Exchange traded	157	180
Interest rate contracts	$195,945	$177,401
Over-the-counter	$105,401	$108,807
Cleared	862	1,015
Exchange traded	3	—
Foreign exchange contracts	$106,266	$109,822
Over-the-counter	$21,311	$22,411
Exchange traded	7,160	8,075
Equity contracts	$28,471	$30,486
Over-the-counter	$13,582	$16,773
Exchange traded	630	542
Commodity and other contracts	$14,212	$17,315
Over-the-counter	$8,896	$8,975
Cleared	1,513	1,763
Credit derivatives	$10,409	$10,738
Total derivatives instruments not designated as ASC 815 hedges	$355,303	$345,762
Total derivatives	$358,330	$346,926
Cash collateral paid/received(3)	$17,926	$14,391
Less: Netting agreements(4)	(274,970)	(274,970)
Less: Netting cash collateral received/paid(5)	(44,353)	(38,919)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$56,933	$47,428
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(861)	$(128)
Less: Non-cash collateral received/paid	(13,143)	(7,308)
Total net receivables/payables(6)	$42,929	$39,992

(1)	The derivatives fair values are presented in Note 24 to the Consolidated Financial Statements.

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

(3)
Reflects the net amount of the $56,845 million and $58,744 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $38,919 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $44,353 million was used to offset trading derivative assets.

(4)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $262 billion, $6 billion and $7 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(5)
Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(6)	The net receivables/payables include approximately $7 billion of derivative asset and $6 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2018	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,631	$172
Cleared	238	53
Interest rate contracts	$1,869	$225
Over-the-counter	$1,402	$736
Cleared	—	4
Foreign exchange contracts	$1,402	$740
Total derivatives instruments designated as ASC 815 hedges	$3,271	$965
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$161,183	$146,909
Cleared	8,489	7,594
Exchange traded	91	99
Interest rate contracts	$169,763	$154,602
Over-the-counter	$159,099	$156,904
Cleared	1,900	1,671
Exchange traded	53	40
Foreign exchange contracts	$161,052	$158,615
Over-the-counter	$18,253	$21,527
Cleared	17	32
Exchange traded	11,623	12,249
Equity contracts	$29,893	$33,808
Over-the-counter	$16,661	$19,894
Exchange traded	894	795
Commodity and other contracts	$17,555	$20,689
Over-the-counter	$6,967	$6,155
Cleared	3,798	4,196
Credit derivatives	$10,765	$10,351
Total derivatives instruments not designated as ASC 815 hedges	$389,028	$378,065
Total derivatives	$392,299	$379,030
Cash collateral paid/received(3)	$11,518	$13,906
Less: Netting agreements(4)	(311,089)	(311,089)
Less: Netting cash collateral received/paid(5)	(38,608)	(29,911)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$54,120	$51,936
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(767)	$(164)
Less: Non-cash collateral received/paid	(13,509)	(13,354)
Total net receivables/payables(6)	$39,844	$38,418

(1)	The derivatives fair values are presented in Note 24 to the Consolidated Financial Statements.

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

(5)
Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.

(6)	The net receivables/payables include approximately $5 billion of derivative asset and $7 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

For the years ended December 31, 2019, 2018 and 2017, the amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 to the Consolidated Financial Statements for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Year ended December 31,
In millions of dollars	2019	2018	2017
Interest rate contracts	$57	$(25)	$(73)
Foreign exchange	(29)	(197)	2,062
Total	$28	$(222)	$1,989

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
To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not applied), a hedging relationship must be highly effective in offsetting the risk designated as being hedged. The hedging relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge. This includes the item and risk(s) being hedged, the hedging instrument being used and how effectiveness will be assessed. The effectiveness of these hedging relationships is evaluated at hedge inception and on an ongoing basis both on a retrospective and prospective basis, typically using quantitative measures of correlation, with hedge ineffectiveness measured and recorded in current earnings. Hedge effectiveness assessment methodologies are performed in a similar manner for similar hedges, and are used consistently throughout the hedging relationships. The assessment of effectiveness may exclude changes in the value of the hedged item that are unrelated to the risks being hedged and the changes in fair value of the derivative associated with time value. Prior to January 1, 2018, these excluded items were recognized in current earnings for the hedging derivative, while changes in the value of a hedged item that were not related to the hedged risk were not recorded. Upon adoption of ASC 2017-12, Citi excludes changes in the cross-currency basis associated with cross-currency swaps from the assessment of hedge effectiveness and records it in Other comprehensive income.

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
In the first quarter of 2019, Citigroup executed a last-of-layer hedge, which permits an entity to hedge the interest rate risk of a stated portion of a closed portfolio of prepayable financial assets that are expected to remain outstanding for the designated tenor of the hedge. In accordance with ASC 815, an entity may exclude prepayment risk when measuring the change in fair value of the hedged item attributable to interest rate risk under the last-of-layer approach. Similar to other fair value hedges, where the hedged item is an asset, the fair value of the hedged item attributable to interest rate risk will be presented in Interest revenue along with the change in the fair value of the hedging instrument.

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Year Ended December 31,
	2019		2018		2017(2)
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$2,273	$—	$794	$(891)
Foreign exchange hedges	337	—	(2,064)	—	(824)
Commodity hedges	(33)	—	(123)	—	(17)
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$304	$2,273	$(2,187)	$794	$(1,732)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$(2,085)	$—	$(747)	$853
Foreign exchange hedges	(337)	—	2,064	—	969
Commodity hedges	33	—	124	—	18
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(304)	$(2,085)	$2,188	$(747)	$1,840
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$3	$—	$(5)	$(7)
Foreign exchange hedges(3)	(109)	—	(4)	—	96
Commodity hedges	41	—	(19)	—	1
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$(68)	$3	$(23)	$(5)	$90

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

(3)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. After January 1, 2018, amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis that was included in AOCI was $33 million and $(74) million for the years ended December 31, 2019 and 2018, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. The hedge basis adjustment, whether from an active or de-designated hedge relationship, remains with the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at December 31, 2019 and 2018, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities, that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of December 31, 2019
Debt securities AFS(1)(2)	$94,659	$(114)	$743
Long-term debt	157,387	2,334	3,445
As of December 31, 2018
Debt securities AFS(2)	$81,632	$(196)	$295
Long-term debt	$149,054	$1,211	$869

(1)
These amounts include a cumulative basis adjustment of $(8) million for active hedges and $157 million for de-designated hedges as of December 31, 2019 related to certain prepayable financial assets designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $605 million as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $20 billion as of December 31, 2019) in a last-of-layer hedging relationship, which commenced in the first quarter of 2019.

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

In millions of dollars	2019		2018		2017
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$746		$(361)		$(165)
Foreign exchange contracts	(17)		5		(8)
Total gain (loss) recognized in AOCI	$729		$(356)		$(173)
Amount of gain (loss) reclassified from AOCI to earnings(1)	Other revenue	Net Interest revenue	Other revenue	Net interest revenue	Other revenue
Interest rate contracts	$—	$(384)	$—	$(301)	$(126)
Foreign exchange contracts	(7)	—	(17)	—	(10)
Total gain (loss) reclassified from AOCI into earnings	$(7)	$(384)	$(17)	$(301)	$(136)
Net pretax change in cash flow hedges included within AOCI		$1,120		$(38)	$(37)

(1)
All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue in the Consolidated Statement of Income.

For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2019 is approximately $84 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The after-tax impact of cash flow hedges on AOCI is shown in Note 19 to the Consolidated Financial Statements.

Net Investment Hedges
Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions, ASC 815 allows the hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup uses foreign currency forwards, cross-currency swaps, options and foreign currency-denominated debt instruments to manage the foreign exchange risk associated with Citigroup’s equity investments in several non-U.S.-dollar-functional-currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in Foreign currency translation adjustment within AOCI. Simultaneously, the effective portion of the hedge of this exposure is also recorded in Foreign currency translation adjustment and any ineffective portion is immediately recorded in earnings.
For derivatives designated as net investment hedges, Citigroup follows the forward-rate method outlined in ASC 815-35-35. According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign currency forward contracts and the time value of foreign currency options, are recorded in Foreign currency translation adjustment within AOCI.
For foreign currency-denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in Foreign currency translation adjustment is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent that the notional amount of the hedging instrument exactly matches the hedged net investment, and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup’s functional currency (or, in the case of a non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment), no ineffectiveness is recorded in earnings.
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, is $(556) million, $1,207 million and $2,528 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
Citi monitors its counterparty credit risk in credit derivative contracts. As of both December 31, 2019 and 2018, approximately 98% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are central clearing houses, banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
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

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at December 31, 2019	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$4,017	$4,102	$172,461	$169,546
Broker-dealers	1,724	1,528	54,843	53,846
Non-financial	92	76	2,601	1,968
Insurance and other financial institutions	4,576	5,032	474,021	378,027
Total by industry of counterparty	$10,409	$10,738	$703,926	$603,387
By instrument
Credit default swaps and options	$9,759	$9,791	$685,643	$593,850
Total return swaps and other	650	947	18,283	9,537
Total by instrument	$10,409	$10,738	$703,926	$603,387
By rating of reference entity
Investment grade	$4,579	$4,578	$560,806	$470,778
Non-investment grade	5,830	6,160	143,120	132,609
Total by rating of reference entity	$10,409	$10,738	$703,926	$603,387
By maturity
Within 1 year	$1,806	$2,181	$231,135	$176,188
From 1 to 5 years	7,275	7,265	414,237	379,915
After 5 years	1,328	1,292	58,554	47,284
Total by maturity	$10,409	$10,738	$703,926	$603,387

(1)	The fair value amount receivable is composed of $3,415 million under protection purchased and $6,994 million under protection sold.

(2)	The fair value amount payable is composed of $7,793 million under protection purchased and $2,945 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2018	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$4,785	$4,432	$214,842	$218,273
Broker-dealers	1,706	1,612	62,904	63,014
Non-financial	64	87	2,687	1,192
Insurance and other financial institutions	4,210	4,220	515,216	442,460
Total by industry of counterparty	$10,765	$10,351	$795,649	$724,939
By instrument
Credit default swaps and options	$10,030	$9,755	$771,865	$712,623
Total return swaps and other	735	596	23,784	12,316
Total by instrument	$10,765	$10,351	$795,649	$724,939
By rating of reference entity
Investment grade	$4,725	$4,544	$637,790	$568,849
Non-investment grade	6,040	5,807	157,859	156,090
Total by rating of reference entity	$10,765	$10,351	$795,649	$724,939
By maturity
Within 1 year	$2,037	$2,063	$251,994	$225,597
From 1 to 5 years	6,720	6,414	493,096	456,409
After 5 years	2,008	1,874	50,559	42,933
Total by maturity	$10,765	$10,351	$795,649	$724,939

(1)	The fair value amount receivable is composed of $5,126 million under protection purchased and $5,639 million under protection sold.

(2)	The fair value amount payable is composed of $5,882 million under protection purchased and $4,469 million under protection sold.

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at both December 31, 2019 and 2018 was $30 billion and $33 billion, respectively. The Company posted $28 billion and $33 billion as collateral for this exposure in the normal course of business as of December 31, 2019 and 2018, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of December 31, 2019, the Company could be required to post an additional $0.6 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.2 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $0.8 billion.

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
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for as a sale by the Company and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $5.8 billion and $4.6 billion as of December 31, 2019 and 2018, respectively.
At December 31, 2019, the fair value of these previously derecognized assets was $5.9 billion. The fair value of the total return swaps as of December 31, 2019 was $117 million recorded as gross derivative assets and $43 million recorded as gross derivative liabilities. At December 31, 2018, the fair value of these previously derecognized assets was $4.5 billion, and the fair value of the total return swaps was $55 million recorded as gross derivative assets and $40 million recorded as gross derivative liabilities.
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
In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2019, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $250.9 billion and $250.0 billion at December 31, 2019 and 2018, respectively. The Japanese and German governments and their agencies, which are rated investment grade by both Moody’s and S&P, were the next largest exposures. The Company’s exposure to Japan amounted to $33.3 billion and $28.8 billion at December 31, 2019 and 2018, respectively, and was composed of investment securities, loans and trading assets. The Company’s exposure to Germany amounted to $29.8 billion and $45.6 billion at December 31, 2019 and 2018, respectively, and was composed of investment securities, loans and trading assets.
The Company’s exposure to states and municipalities amounted to $23.8 billion and $27.9 billion at December 31, 2019 and 2018, respectively, and was composed of trading assets, investment securities, derivatives and lending activities.

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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments at December 31, 2019 and 2018:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	December 31, 2019	December 31, 2018
Counterparty CVA	$(705)	$(1,085)
Asset FVA	(530)	(544)
Citigroup (own-credit) CVA	341	482
Liability FVA	72	135
Total CVA—derivative instruments(1)	$(822)	$(1,012)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the years indicated:

	Credit/funding/debt valuation adjustments gain (loss)
In millions of dollars	2019	2018	2017
Counterparty CVA	$149	$(109)	$276
Asset FVA	13	46	90
Own-credit CVA	(131)	178	(153)
Liability FVA	(63)	56	(15)
Total CVA—derivative instruments	$(32)	$171	$198
DVA related to own FVO liabilities(1)	$(1,473)	$1,415	$(680)
Total CVA and DVA(2)	$(1,505)	$1,586	$(482)

(1)	See Notes 1, 17 and 19 to the Consolidated Financial Statements.

(2)	FVA is included with CVA for presentation purposes.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 and 2018. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at December 31, 2019	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$254,253	$303	$254,556	$(101,363)	$153,193
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	27,661	10	27,671	—	27,671
Residential	—	573	123	696	—	696
Commercial	—	1,632	61	1,693	—	1,693
Total trading mortgage-backed securities	$—	$29,866	$194	$30,060	$—	$30,060
U.S. Treasury and federal agency securities	$26,159	$3,736	$—	$29,895	$—	$29,895
State and municipal	—	2,573	64	2,637	—	2,637
Foreign government	50,948	20,326	52	71,326	—	71,326
Corporate	1,332	17,246	313	18,891	—	18,891
Equity securities	41,663	9,878	100	51,641	—	51,641
Asset-backed securities	—	1,539	1,177	2,716	—	2,716
Other trading assets(2)	74	11,412	555	12,041	—	12,041
Total trading non-derivative assets	$120,176	$96,576	$2,455	$219,207	$—	$219,207
Trading derivatives
Interest rate contracts	$7	$196,493	$1,168	$197,668
Foreign exchange contracts	1	107,022	547	107,570
Equity contracts	83	28,148	240	28,471
Commodity contracts	—	13,498	714	14,212
Credit derivatives	—	9,960	449	10,409
Total trading derivatives	$91	$355,121	$3,118	$358,330
Cash collateral paid(3)				$17,926
Netting agreements					$(274,970)
Netting of cash collateral received					(44,353)
Total trading derivatives	$91	$355,121	$3,118	$376,256	$(319,323)	$56,933
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$35,198	$32	$35,230	$—	$35,230
Residential	—	793	—	793	—	793
Commercial	—	74	—	74	—	74
Total investment mortgage-backed securities	$—	$36,065	$32	$36,097	$—	$36,097
U.S. Treasury and federal agency securities	$106,103	$5,315	$—	$111,418	$—	$111,418
State and municipal	—	4,355	623	4,978	—	4,978
Foreign government	69,957	41,196	96	111,249	—	111,249
Corporate	5,150	6,076	45	11,271	—	11,271
Marketable equity securities	87	371	—	458	—	458
Asset-backed securities	—	500	22	522	—	522
Other debt securities	—	4,730	—	4,730	—	4,730
Non-marketable equity securities(4)	—	93	441	534	—	534
Total investments	$181,297	$98,701	$1,259	$281,257	$—	$281,257
Table continues on the next page.

In millions of dollars at December 31, 2019	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$3,683	$402	$4,085	$—	$4,085
Mortgage servicing rights	—	—	495	495	—	495
Non-trading derivatives and other financial assets measured on a recurring basis	$5,628	$7,201	$1	$12,830	$—	$12,830
Total assets	$307,192	$815,535	$8,033	$1,148,686	$(420,686)	$728,000
Total as a percentage of gross assets(5)	27.2%	72.1%	0.7%
Liabilities
Interest-bearing deposits	$—	$2,104	$215	$2,319	$—	$2,319
Securities loaned and sold under agreements to repurchase	—	111,567	757	112,324	(71,673)	40,651
Trading account liabilities
Securities sold, not yet purchased	60,429	11,965	48	72,442	—	72,442
Other trading liabilities	—	24	—	24	—	24
Total trading liabilities	$60,429	$11,989	$48	$72,466	$—	$72,466
Trading derivatives
Interest rate contracts	$8	$176,480	$1,167	$177,655
Foreign exchange contracts	—	110,180	552	110,732
Equity contracts	144	28,506	1,836	30,486
Commodity contracts	—	16,542	773	17,315
Credit derivatives	—	10,233	505	10,738
Total trading derivatives	$152	$341,941	$4,833	$346,926
Cash collateral received(6)				$14,391
Netting agreements					$(274,970)
Netting of cash collateral paid					(38,919)
Total trading derivatives	$152	$341,941	$4,833	$361,317	$(313,889)	$47,428
Short-term borrowings	$—	$4,933	$13	$4,946	$—	$4,946
Long-term debt	—	38,614	17,169	55,783	—	55,783
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$6,280	$63	$—	$6,343	$—	$6,343
Total liabilities	$66,861	$511,211	$23,035	$615,498	$(385,562)	$229,936
Total as a percentage of gross liabilities(5)	11.1%	85.0%	3.8%

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

(3)	Reflects the net amount of $56,845 million of gross cash collateral paid, of which $38,919 million was used to offset trading derivative liabilities.

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

(6)	Reflects the net amount of $58,744 million of gross cash collateral received, of which $44,353 million was used to offset trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2018	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$214,570	$115	$214,685	$(66,984)	$147,701
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	24,090	156	24,246	—	24,246
Residential	—	709	268	977	—	977
Commercial	—	1,323	77	1,400	—	1,400
Total trading mortgage-backed securities	$—	$26,122	$501	$26,623	$—	$26,623
U.S. Treasury and federal agency securities	$26,439	$4,802	$1	$31,242	$—	$31,242
State and municipal	—	3,782	200	3,982	—	3,982
Foreign government	43,309	21,179	31	64,519	—	64,519
Corporate	1,026	14,510	360	15,896	—	15,896
Equity securities	36,342	7,308	153	43,803	—	43,803
Asset-backed securities	—	1,429	1,484	2,913	—	2,913
Other trading assets(2)	3	12,198	818	13,019	—	13,019
Total trading non-derivative assets	$107,119	$91,330	$3,548	$201,997	$—	$201,997
Trading derivatives
Interest rate contracts	$101	$169,860	$1,671	$171,632
Foreign exchange contracts	—	162,108	346	162,454
Equity contracts	647	28,903	343	29,893
Commodity contracts	—	16,788	767	17,555
Credit derivatives	—	9,839	926	10,765
Total trading derivatives	$748	$387,498	$4,053	$392,299
Cash collateral paid(3)				$11,518
Netting agreements					$(311,089)
Netting of cash collateral received					(38,608)
Total trading derivatives	$748	$387,498	$4,053	$403,817	$(349,697)	$54,120
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$42,988	$32	$43,020	$—	$43,020
Residential	—	1,313	—	1,313	—	1,313
Commercial	—	172	—	172	—	172
Total investment mortgage-backed securities	$—	$44,473	$32	$44,505	$—	$44,505
U.S. Treasury and federal agency securities	$107,577	$9,645	$—	$117,222	$—	$117,222
State and municipal	—	8,498	708	9,206	—	9,206
Foreign government	58,252	42,371	68	100,691	—	100,691
Corporate	4,410	7,033	156	11,599	—	11,599
Marketable equity securities	206	14	—	220	—	220
Asset-backed securities	—	656	187	843	—	843
Other debt securities	—	3,972	—	3,972	—	3,972
Non-marketable equity securities(4)	—	96	586	682	—	682
Total investments	$170,445	$116,758	$1,737	$288,940	$—	$288,940
Table continues on the next page.

In millions of dollars at December 31, 2018	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$2,946	$277	$3,223	$—	$3,223
Mortgage servicing rights	—	—	584	584	—	584
Non-trading derivatives and other financial assets measured on a recurring basis	$15,839	$4,949	$—	$20,788	$—	$20,788
Total assets	$294,151	$818,051	$10,314	$1,134,034	$(416,681)	$717,353
Total as a percentage of gross assets(5)	26.2%	72.9%	0.9%
Liabilities
Interest-bearing deposits	$—	$980	$495	$1,475	$—	$1,475
Securities loaned and sold under agreements to repurchase	—	110,511	983	111,494	(66,984)	44,510
Trading account liabilities
Securities sold, not yet purchased	78,872	11,364	586	90,822	—	90,822
Other trading liabilities	—	1,547	—	1,547	—	1,547
Total trading liabilities	$78,872	$12,911	$586	$92,369	$—	$92,369
Trading account derivatives
Interest rate contracts	$71	$152,931	$1,825	$154,827
Foreign exchange contracts	—	159,003	352	159,355
Equity contracts	351	32,330	1,127	33,808
Commodity contracts	—	19,904	785	20,689
Credit derivatives	—	9,486	865	10,351
Total trading derivatives	$422	$373,654	$4,954	$379,030
Cash collateral received(6)				$13,906
Netting agreements					$(311,089)
Netting of cash collateral paid					(29,911)
Total trading derivatives	$422	$373,654	$4,954	$392,936	$(341,000)	$51,936
Short-term borrowings	$—	$4,446	$37	$4,483	$—	$4,483
Long-term debt	—	25,659	12,570	38,229	—	38,229
Non-trading derivatives and other financial liabilities measured on a recurring basis	$15,839	$67	$—	$15,906	$—	$15,906
Total liabilities	$95,133	$528,228	$19,625	$656,892	$(407,984)	$248,908
Total as a percentage of gross liabilities(5)	14.8%	82.1%	3.1%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2019 and 2018. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains/losses included in		Transfers							Unrealized gains/ losses still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2019
Assets
Securities borrowed and purchased under agreements to resell	$115	$(5)	$—	$191	$(4)	$195	$—	$—	$(189)	$303	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	156	—	—	54	(72)	160	(1)	(287)	—	10	1
Residential	268	15	—	86	(80)	227	—	(393)	—	123	10
Commercial	77	14	—	150	(105)	136	—	(211)	—	61	(4)
Total trading mortgage-backed securities	$501	$29	$—	$290	$(257)	$523	$(1)	$(891)	$—	$194	$7
U.S. Treasury and federal agency securities	$1	$(9)	$—	$—	$—	$20	$—	$(11)	$(1)	$—	$—
State and municipal	200	(2)	—	1	(19)	2	—	(118)	—	64	(2)
Foreign government	31	28	—	12	(7)	88	—	(100)	—	52	1
Corporate	360	284	—	213	(86)	323	(29)	(742)	(10)	313	(11)
Marketable equity securities	153	(21)	—	13	(19)	117	—	(143)	—	100	(51)
Asset-backed securities	1,484	(65)	—	51	(127)	738	—	(904)	—	1,177	29
Other trading assets	818	(52)	—	97	(283)	598	36	(630)	(29)	555	(257)
Total trading non-derivative assets	$3,548	$192	$—	$677	$(798)	$2,409	$6	$(3,539)	$(40)	$2,455	$(284)
Trading derivatives, net(4)
Interest rate contracts	$(154)	$116	$—	$(129)	$172	$154	$45	$(1)	$(202)	$1	$2,194
Foreign exchange contracts	(6)	(73)	—	152	(97)	113	—	(114)	20	(5)	(134)
Equity contracts	(784)	(425)	—	(213)	274	(111)	(147)	(8)	(182)	(1,596)	(422)
Commodity contracts	(18)	(121)	—	(15)	(15)	252	—	(133)	(9)	(59)	(33)
Credit derivatives	61	(412)	—	(114)	204	—	—	14	191	(56)	(289)
Total trading derivatives, net(4)	$(901)	$(915)	$—	$(319)	$538	$408	$(102)	$(242)	$(182)	$(1,715)	$1,316
Table continues on the next page.

		Net realized/unrealized gains/losses included in		Transfers							Unrealized gains/ losses still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2019
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32	$(1)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32	$(1)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	708	—	86	14	(318)	430	—	(297)	—	623	82
Foreign government	68	—	2	—	—	145	—	(119)	—	96	2
Corporate	156	—	(14)	3	(94)	—	—	(6)	—	45	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	187	—	(11)	122	(612)	550	—	(214)	—	22	13
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	586	—	(11)	39	(1)	11	—	(151)	(32)	441	16
Total investments	$1,737	$—	$52	$178	$(1,025)	$1,136	$—	$(787)	$(32)	$1,259	$112
Loans	$277	$—	$192	$148	$(189)	$16	$—	$(40)	$(2)	$402	$186
Mortgage servicing rights	584	—	(84)	—	—	—	70	—	(75)	495	(68)
Other financial assets measured on a recurring basis	—	—	96	6	(2)	2	32	(21)	(112)	1	18
Liabilities
Interest-bearing deposits	$495	$—	$(16)	$10	$(783)	$—	$843	$—	$(366)	$215	$(25)
Securities loaned and sold under agreements to repurchase	983	121	—	1	4	—	—	(168)	58	757	(26)
Trading account liabilities
Securities sold, not yet purchased	586	122	—	68	(443)	19	—	(12)	(48)	48	3
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	37	32	—	13	(42)	—	168	—	(131)	13	(1)
Long-term debt	12,570	(2,140)	—	3,892	(5,188)	23	8,262	(5)	(4,525)	17,169	(3,300)
Other financial liabilities measured on a recurring basis	—	—	4	5	—	—	4	—	(5)	—	—

(1)
Changes in fair value of available-for-sale investments are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2019.

(4)	Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) included in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2018
Assets
Securities borrowed and purchased under agreements to resell	$16	$17	$—	$50	$—	$95	$—	$16	$(79)	$115	$9
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	163	5	—	92	(107)	281	—	(278)	—	156	186
Residential	164	112	—	124	(133)	154	—	(153)	—	268	4
Commercial	57	(7)	—	24	(49)	110	—	(58)	—	77	—
Total trading mortgage-backed securities	$384	$110	$—	$240	$(289)	$545	$—	$(489)	$—	$501	$190
U.S. Treasury and federal agency securities	$—	$—	$—	$6	$(4)	$1	$—	$—	$(2)	$1	$—
State and municipal	274	22	—	—	(96)	45	—	(45)	—	200	9
Foreign government	16	(2)	—	5	(13)	75	—	(50)	—	31	(28)
Corporate	275	(72)	—	138	(122)	596	(40)	(415)	—	360	(32)
Marketable equity securities	120	2	—	25	(62)	290	—	(222)	—	153	(56)
Asset-backed securities	1,590	28	—	77	(90)	1,238	—	(1,359)	—	1,484	(21)
Other trading assets	615	276	—	197	(82)	598	8	(777)	(17)	818	91
Total trading non-derivative assets	$3,274	$364	$—	$688	$(758)	$3,388	$(32)	$(3,357)	$(19)	$3,548	$153
Trading derivatives, net(4)
Interest rate contracts	$(422)	$414	$—	$(6)	$(193)	$8	$17	$(32)	$60	$(154)	$336
Foreign exchange contracts	130	(99)	—	(29)	77	11	—	(89)	(7)	(6)	(72)
Equity contracts	(2,027)	479	—	(131)	1,114	25	(44)	(17)	(183)	(784)	52
Commodity contracts	(1,861)	(505)	—	(32)	2,180	62	—	(19)	157	(18)	(171)
Credit derivatives	(799)	261	—	(7)	391	2	—	1	212	61	87
Total trading derivatives, net(4)	$(4,979)	$550	$—	$(205)	$3,569	$108	$(27)	$(156)	$239	$(901)	$232
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$24	$—	$10	$—	$—	$—	$—	$(2)	$—	$32	$14
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	3	—	2	1	(1)	—	—	(5)	—	—	—
Total investment mortgage-backed securities	$27	$—	$12	$1	$(1)	$—	$—	$(7)	$—	$32	$14
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	737	—	(20)	—	(18)	211	—	(202)	—	708	(29)
Foreign government	92	—	(3)	3	(4)	141	—	(161)	—	68	4
Corporate	71	—	(1)	61	(66)	101	—	(10)	—	156	—
Marketable equity securities	2	—	1	—	—	—	—	(2)	(1)	—	—
Asset-backed securities	827	—	(21)	10	(524)	63	—	(168)	—	187	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	681	—	(95)	193	—	91	—	(234)	(50)	586	55
Total investments	$2,437	$—	$(127)	$268	$(613)	$607	$—	$(784)	$(51)	$1,737	$44
Table continues on the next page.

		Net realized/unrealized gains (losses) included in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2017	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2018
Loans	$550	$—	$(319)	$—	$13	$140	$—	$(103)	$(4)	$277	$236
Mortgage servicing rights	558	—	54	—	—	—	58	(18)	(68)	584	59
Other financial assets measured on a recurring basis	16	—	51	—	(11)	4	12	(12)	(60)	—	63
Liabilities
Interest-bearing deposits	$286	$—	$14	$13	$(1)	$—	$215	$—	$(4)	$495	$(355)
Securities loaned and sold under agreements to repurchase	726	(8)	—	1	—	—	243	(31)	36	983	24
Trading account liabilities
Securities sold, not yet purchased	22	(454)	—	187	(172)	7	226	(39)	(99)	586	(238)
Other trading liabilities	5	5	—	—	—	—	—	—	—	—	—
Short-term borrowings	18	53	—	72	(46)	—	86	—	(40)	37	25
Long-term debt	13,082	(182)	—	2,850	(3,514)	36	(18)	(45)	(3)	12,570	(2,871)
Other financial liabilities measured on a recurring basis	8	—	(2)	1	(10)	—	2	—	(3)	—	(8)

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

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2018 to December 31, 2019:

•
Transfers of Long-Term Debt of $3.9 billion from Level 2 to Level 3, and of $5.2 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

The following were the significant Level 3 transfers for the period December 31, 2017 to December 31, 2018:

•	Transfers of Equity Contract Derivatives of $1.1 billion from Level 3 to Level 2, related to equity derivatives where the unobservable components were deemed insignificant.

•	Transfers of Commodity Contract Derivatives of $2.2 billion from Level 3 to Level 2, related to commodity derivatives where the unobservable component of the derivatives were deemed insignificant.

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

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$303	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	1.59%	3.67%	2.72%
Mortgage-backed securities	$196	Price-based	Price	$36	$505	$97
	22	Model-based
State and municipal, foreign government, corporate and other debt securities	$880	Model-based	Price	$—	$1,238	$90
	677	Price-based	Credit spread	35 bps	295 bps	209 bps
Marketable equity securities(5)	$70	Price-based	Price	$—	$38,500	$2,979
	30	Model-based	WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,450	$5,450	$5,450
Asset-backed securities	$812	Price-based	Price	$4	$103	$60
	$368	Yield analysis	Yield	0.61%	23.38%	8.88%
Non-marketable equities	$316	Comparables analysis	EBITDA multiples	7.00x	17.95x	10.34x
\	97	Price-based	Appraised value (in thousands)	$397	$33,246	$8,446
			Price	$3	$2,019	$1,020
			PE ratio	14.70x	28.70x	20.54x
			Price to book ratio	1.50x	3.00x	1.88x
			Discount to price	—%	10.00%	2.32%
Derivatives—gross(6)
Interest rate contracts (gross)	$2,196	Model-based	Inflation volatility	0.21%	2.74%	0.79%
			Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.09%	0.66%	0.53%
Foreign exchange contracts (gross)	$1,099	Model-based	FX volatility	1.27%	12.16%	9.17%
			IR normal volatility	0.27%	0.66%	0.58%
			FX rate	37.39%	586.84%	80.64%
			Interest rate	2.72%	56.14%	13.11%
			IR-IR correlation	(51.00)%	40.00%	32.00%
			IR-FX correlation	40.00%	60.00%	50.00%
Equity contracts (gross)(7)	$2,076	Model-based	Equity volatility	3.16%	52.80%	28.43%
			Forward price	62.60%	112.69%	98.46%
			WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,450	$5,450	$5,450

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Commodity and other contracts (gross)	$1,487	Model-based	Forward price	37.62%	362.57%	119.32%
			Commodity volatility	5.25%	93.63%	23.55%
			Commodity correlation	(39.65)%	87.81%	41.80%
Credit derivatives (gross)	$613	Model-based	Credit spread	8 bps	283 bps	80 bps
	341	Price-based	Upfront points	2.59%	99.94%	59.41%
			Price	$12	$100	$87
			Credit correlation	25.00%	87.00%	48.57%
			Recovery rate	20.00%	65.00%	48.00%
Loans and leases	$378	Model-based	Credit spread	9 bps	52 bps	48 bps
			Equity volatility	32.00%	32.00%	32.00%
Mortgage servicing rights	$418	Cash flow	Yield	1.78%	12.00%	9.49%
	77	Model-based	WAL	4.07 years	8.13 years	6.61 years
Liabilities
Interest-bearing deposits	$215	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	97.59%	111.06%	102.96%
Securities loaned and sold under agreements to repurchase	$757	Model-based	Interest rate	1.59%	2.38%	1.95%
Trading account liabilities
Securities sold, not yet purchased	$46	Price-based	Price	$—	$866	$96
Short-term borrowings and long-term debt	$17,182	Model-based	Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.09%	0.66%	0.46%
			Forward price	37.62%	362.57%	97.52%
			Equity-IR Correlation	15.00%	44.00%	32.66%

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$115	Model-based	Interest rate	2.52%	7.43%	5.08%
Mortgage-backed securities	$313	Price-based	Price	$11	$110	$90
	198	Yield analysis	Yield	2.27%	8.70%	3.74%
State and municipal, foreign government, corporate and other debt securities	$1,212	Price-based	Price	$—	$104	$91
	938	Model-based	Credit spread	35 bps	446 bps	238 bps
Marketable equity securities(5)	$108	Price-based	Price	$—	$20,255	$1,248
	45	Model-based	WAL	1.47 years	1.47 years	1.47 years
Asset-backed securities	$1,608	Price-based	Price	$3	$101	$66
Non-marketable equities	$293	Comparables analysis	Discount to price	—%	100.00%	0.66%
	255	Price-based	EBITDA multiples	5.00x	34.00x	9.73x
			Net operating income multiple	24.70x	24.70x	24.70x
			Price	$2	$1,074	$420
			Revenue multiple	2.25x	16.50x	7.06x
Derivatives—gross(6)

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Interest rate contracts (gross)	$3,467	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Inflation volatility	0.22%	2.65%	0.77%
			IR normal volatility	0.16%	0.86%	0.56%
Foreign exchange contracts (gross)	$626	Model-based	Foreign exchange (FX) volatility	3.15%	17.35%	11.37%
	73	Cash flow	IR-IR correlation	(51.00)%	40.00%	32.69%
			IR-FX correlation	40.00%	60.00%	50.00%
			Credit spread	39 bps	676 bps	423 bps
			IR basis	(0.65)%	0.11%	(0.17)%
			Yield	6.98%	7.48%	7.23%
Equity contracts (gross)(7)	$1,467	Model-based	Equity volatility	3.00%	78.39%	37.53%
			Forward price	64.66%	144.45%	98.55%
			Equity-Equity correlation	(81.39)%	100.00%	35.49%
			Equity-FX correlation	(86.27)%	70.00%	(1.20)%
			WAL	1.47 years	1.47 years	1.47 years
Commodity and other contracts (gross)	$1,552	Model-based	Forward price	15.30%	585.07%	145.08%
			Commodity volatility	8.92%	59.86%	20.34%
			Commodity correlation	(51.90)%	92.11%	40.71%
Credit derivatives (gross)	$1,089	Model-based	Credit correlation	5.00%	85.00%	41.06%
	701	Price-based	Upfront points	7.41%	99.04%	58.95%
			Credit spread	2 bps	1,127 bps	87 bps
			Recovery rate	5.00%	65.00%	46.40%
			Price	$17	$98	$81
Loans and leases	$248	Model-based	Credit spread	138 bps	255 bps	147 bps
	29	Price-based	Yield	0.30%	0.47%	0.32%
			Price	$56	$110	$92
Mortgage servicing rights	$501	Cash flow	Yield	4.60%	12.00%	7.79%
	84	Model-based	WAL	3.55 years	7.45 years	6.39 years
Liabilities
Interest-bearing deposits	$495	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	64.66%	144.45%	98.55%
			Equity volatility	3.00%	78.39%	43.49%
Securities loaned and sold under agreements to repurchase	$983	Model-based	Interest rate	2.52%	3.21%	2.87%
Trading account liabilities
Securities sold, not yet purchased	$509	Model-based	Forward price	15.30%	585.07%	105.69%
	77	Price-based	Equity volatility	3.00%	78.39%	43.49%
			Equity-Equity correlation	(81.39)%	100.00%	34.04%
			Equity-FX correlation	(86.27)%	70.00%	(1.20)%
			Commodity volatility	8.92%	59.86%	20.34%
			Commodity correlation	(51.90)%	92.11%	40.71%
			Equity-IR correlation	(40.00)%	70.37%	30.80%
Short-term borrowings and long-term debt	$12,289	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	64.66%	144.45%	98.58%
			Equity volatility	3.00%	78.39%	43.24%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2019
Loans HFS(1)	$4,579	$3,249	$1,330
Other real estate owned	20	6	14
Loans(2)	344	93	251
Non-marketable equity securities measured using the measurement alternative	249	249	—
Total assets at fair value on a nonrecurring basis	$5,192	$3,597	$1,595

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2018
Loans HFS(1)	$5,055	$3,261	$1,794
Other real estate owned	78	62	16
Loans(2)	390	139	251
Non-marketable equity securities measured using the measurement alternative	261	192	69
Total assets at fair value on a nonrecurring basis	$5,784	$3,654	$2,130

(1)	Net of fair value amounts on the unfunded portion of loans HFS recognized as Other liabilities on the Consolidated Balance Sheet.

(2)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral less costs to sell, primarily real estate.

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

Where the fair value of the related collateral is based on an unadjusted appraised value, the loan is generally classified as Level 2. Where significant adjustments are made to the appraised value, the loan is classified as Level 3. In addition, for corporate loans, appraisals of the collateral are often based on sales of similar assets; however, because the prices of similar assets require significant adjustments to reflect the unique features of the underlying collateral, these fair value measurements are generally classified as Level 3.
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

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,320	Price-based	Price	$86	$100	$99
Other real estate owned	$11	Price-based	Appraised value(4)	$2,297,358	$8,394,102	$5,615,884
	$5	Recovery analysis
Loans(6)	$100	Recovery analysis	Recovery rate	0.57%	100.00%	64.78%
	54	Cash flow	Price	$2	$54	$27
	47	Price-based	Cost of capital	0.10%	100.00%	54.84%
	29	Price-based	Appraised value(4)	$17,521,218	$43,646,426	$30,583,822

As of December 31, 2018	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,729	Price-based	Price	$81	$100	$98
Other real estate owned	$15	Price-based	Appraised value(4)	$8,394,102	$8,394,102	$8,394,102
	2	Recovery analysis	Discount to price	13.00%	13.00%	13.00%
			Price	$56	$83	$58
Loans(6)	$251	Recovery analysis	Recovery rate	30.60%	100.00%	50.51%
			Price	$3	$85	$28
Non-marketable equity securities measured using the measurement alternative	$66	Price-based	Price	$46	$1,514	$570

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	Weighted averages are calculated based on the fair values of the instruments.

(4)	Appraised values are disclosed in whole dollars.

(5)	Includes estimated costs to sell.

(6)	Represents impaired loans held for investment whose carrying amounts are based on the fair value of the underlying collateral, primarily real estate secured loans.

Nonrecurring Fair Value Changes
The following tables present total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

Year ended December 31,
In millions of dollars	2019
Loans HFS	$—
Other real estate owned	(1)
Loans(1)	(56)
Non-marketable equity securities measured using the measurement alternative	99
Total nonrecurring fair value gains (losses)	$42

Year ended December 31,
In millions of dollars	2018
Loans HFS	$(13)
Other real estate owned	(2)
Loans(1)	(22)
Non-marketable equity securities measured using the measurement alternative	194
Total nonrecurring fair value gains (losses)	$157

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

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

	December 31, 2019		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$86.4	$87.8	$1.9	$83.8	$2.1
Securities borrowed and purchased under agreements to resell	98.1	98.1	—	98.1	—
Loans(1)(2)	681.2	677.7	—	4.7	673.0
Other financial assets(2)(3)	262.4	262.4	177.6	16.3	68.5
Liabilities
Deposits	$1,068.3	$1,066.7	$—	$875.5	$191.2
Securities loaned and sold under agreements to repurchase	125.7	125.7	—	125.7	—
Long-term debt(4)	193.0	203.8	—	187.3	16.5
Other financial liabilities(5)	110.2	110.2	—	37.5	72.7

	December 31, 2018		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$68.9	$68.5	$1.0	$65.4	$2.1
Securities borrowed and purchased under agreements to resell	123.0	123.0	—	121.6	1.4
Loans(1)(2)	667.1	666.9	—	5.6	661.3
Other financial assets(2)(3)	249.7	250.1	172.3	15.8	62.0
Liabilities
Deposits	$1,011.7	$1,009.5	$—	$847.1	$162.4
Securities loaned and sold under agreements to repurchase	133.3	133.3	—	133.3	—
Long-term debt(4)	193.8	193.7	—	178.4	15.3
Other financial liabilities(5)	103.8	103.8	—	17.2	86.6

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.8 billion for December 31, 2019 and $12.3 billion for December 31, 2018. In addition, the carrying values exclude $1.4 billion and $1.6 billion of lease finance receivables at December 31, 2019 and 2018, respectively.

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

The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2019 and 2018 were liabilities of $5.1 billion and $7.8 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
The Company has elected fair value accounting for its mortgage servicing rights (MSRs). See Note 21 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value for the years ended December 31,

In millions of dollars	2019	2018
Assets
Securities borrowed and purchased under agreements to resell	$6	$(6)
Trading account assets	77	(337)
Investments	—	—
Loans
Certain corporate loans	(222)	(116)
Certain consumer loans	—	—
Total loans	$(222)	$(116)
Other assets
MSRs	$(84)	$54
Certain mortgage loans HFS(1)	91	38
Total other assets	$7	$92
Total assets	$(132)	$(367)
Liabilities
Interest-bearing deposits	$(205)	$20
Securities loaned and sold under agreements to repurchase	386	(118)
Trading account liabilities	27	(13)
Short-term borrowings	(78)	150
Long-term debt(2)	(5,174)	3,048
Total liabilities	$(5,044)	$3,087

(1)	Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected under the fair value option.

(2)	Includes DVA that is included in AOCI. See Notes 19 and 24 to the Consolidated Financial Statements.

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $1,473 million and a gain of $1,415 million for the years ended December 31, 2019 and 2018, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	December 31, 2019		December 31, 2018
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$8,320	$4,086	$10,108	$3,224
Aggregate unpaid principal balance in excess of (less than) fair value	410	315	435	741
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $1,062 million and $1,137 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2019 and 2018, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2019 and 2018 due to instrument-specific credit risk totaled to a gain of $95 million and a loss of $27 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.2 billion and $0.4 billion at December 31, 2019 and 2018, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of December 31, 2019, there were approximately $7.4 billion and $6.8 billion in notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	December 31, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$1,254	$556
Aggregate fair value in excess of (less than) unpaid principal balance	(31)	21
Balance of non-accrual loans or loans more than 90 days past due	1	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the years ended December 31, 2019 and 2018 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	December 31, 2019	December 31, 2018
Interest rate linked	$22.9	$17.3
Foreign exchange linked	0.9	0.5
Equity linked	21.7	14.8
Commodity linked	1.8	1.2
Credit linked	2.4	1.9
Total	$49.7	$35.7

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these structured liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

Certain Non-Structured Liabilities
The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates. The Company has elected the fair value option where the interest rate risk of such liabilities may be economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The elections have been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet. The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions.
Interest expense on non-structured liabilities is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	December 31, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$55,783	$38,229
Aggregate unpaid principal balance in excess of (less than) fair value	(2,967)	3,814

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	December 31, 2019	December 31, 2018
Carrying amount reported on the Consolidated Balance Sheet	$4,946	$4,483
Aggregate unpaid principal balance in excess of (less than) fair value	1,411	861

26.   PLEDGED ASSETS, COLLATERAL, GUARANTEES AND COMMITMENTS
Pledged Assets
In connection with Citi’s financing and trading activities, Citi has pledged assets to collateralize its obligations under repurchase agreements, secured financing agreements, secured liabilities of consolidated VIEs and other borrowings. The approximate carrying values of the significant components of pledged assets recognized on Citi’s Consolidated Balance Sheet included the following:

In millions of dollars	December 31, 2019	December 31, 2018
Investment securities	$152,352	$148,756
Loans	236,033	227,840
Trading account assets	132,332	120,292
Total	$520,717	$496,888

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	December 31, 2019	December 31, 2018
Cash and due from banks	$3,758	$4,000
Deposits with banks	26,493	27,208
Total	$30,251	$31,208

In addition, included in Cash and due from banks and Deposits with banks at December 31, 2019 and 2018 were $8.5 billion and $8.3 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

Collateral
At December 31, 2019 and 2018, the approximate fair value of collateral received by Citi that may be resold or repledged, excluding the impact of allowable netting, was $569.8 billion and $526.0 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, securities for securities lending transactions, derivative transactions and margined broker loans.
At December 31, 2019 and 2018, a substantial portion of the collateral received by Citi had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.
In addition, at December 31, 2019 and 2018, Citi had pledged $389.8 billion and $373.7 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Leases
The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases have a weighted-average remaining lease term of approximately six years as of December 31, 2019. The operating lease ROU asset and lease liability were $3.1 billion and $3.3 billion, respectively, as of December 31, 2019. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred. The total operating lease expense (principally for offices, branches and equipment), net of $56 million of sublease income, was $1,084 million for the year ended December 31, 2019. The decrease in the lease liability (and related operating lease financial information) from January 1, 2019 is primarily related to the purchase of a previously leased property in London during the second quarter of 2019. See Note 1 for additional lease liability details and balances at January 1, 2019. The purchased property is included in Other assets on the Consolidated Balance Sheet at December 31, 2019.
While Citi has certain finance leases as a lessee, such leases are not material to the Company's Consolidated Financial Statements.
Citi’s lease arrangements that have not yet commenced as of December 31, 2019 and the Company’s short-term lease, variable lease and finance lease costs, for the year ended December 31, 2019, are not material to the Consolidated Financial Statements.

Citi’s cash outflows related to operating leases were $942 million for the year ended December 31, 2019, while the future lease payments are as follows:

In millions of dollars
2020	$801
2021	695
2022	572
2023	425
2024	314
Thereafter	935
Total future lease payments	$3,742
Less imputed interest (based on weighted-average discount rate of 3.6%)	$(402)
Lease liability	$3,340

The minimum annual rent commitments under non-cancelable leases, net of sublease income, as of December 31, 2018 prior to the adoption of ASU 2016-02, were as follows:

In millions of dollars
2019	$925
2020	748
2021	657
2022	525
2023	394
Thereafter	1,890
Total lease commitments	$5,139

Operating lease expenses were $1.0 billion and $1.1 billion for the years ended December 31, 2018 and 2017, respectively.

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

The following tables present information about Citi’s guarantees:

	Maximum potential amount of future payments
In billions of dollars at December 31, 2019	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$31.9	$62.4	$94.3	$140
Performance guarantees	6.9	5.5	12.4	21
Derivative instruments considered to be guarantees	37.5	60.1	97.6	289
Loans sold with recourse	—	1.2	1.2	7
Securities lending indemnifications(1)	87.8	—	87.8	—
Credit card merchant processing(1)(2)	91.6	—	91.6	—
Credit card arrangements with partners	0.2	0.4	0.6	23
Custody indemnifications and other	—	33.7	33.7	41
Total	$255.9	$163.3	$419.2	$521

	Maximum potential amount of future payments
In billions of dollars at December 31, 2018	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$32.1	$67.5	$99.6	$131
Performance guarantees	7.7	4.2	11.9	29
Derivative instruments considered to be guarantees	23.5	87.4	110.9	567
Loans sold with recourse	—	1.2	1.2	9
Securities lending indemnifications(1)	98.3	—	98.3	—
Credit card merchant processing(1)(2)	94.7	—	94.7	—
Credit card arrangements with partners	0.3	0.8	1.1	162
Custody indemnifications and other	—	35.4	35.4	41
Total	$256.6	$196.5	$453.1	$939

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

(2)
At December 31, 2019 and 2018, this maximum potential exposure was estimated to be $92 billion and $95 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $37 million and $49 million at December 31, 2019 and 2018, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At December 31, 2019 and 2018, this maximum potential exposure was estimated to be $91.6 billion and $94.7 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2019 and 2018, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2019 and 2018, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2019 or 2018 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
In connection with Citi’s 2005 sale of Travelers to MetLife Inc. (MetLife), Citi provided an indemnification to MetLife for losses (including policyholder claims) relating to the LTC business for the entire term of the Travelers LTC policies, which, as noted above, are reinsured by subsidiaries of Genworth. In 2017, MetLife spun off its retail insurance business to Brighthouse. As a result, the Travelers LTC policies now reside with Brighthouse. The original reinsurance agreement between Travelers (now Brighthouse) and Genworth remains in place and Brighthouse is the sole beneficiary of the Genworth Trusts. The fair value of the Genworth Trusts was approximately $8.6 billion as of December 31, 2019, compared to approximately $7.5 billion at December 31, 2018. The Genworth Trusts are designed to provide collateral to Brighthouse in an amount equal to the statutory liabilities of Brighthouse in respect of the Travelers LTC policies. The assets in the Genworth Trusts are evaluated and adjusted periodically by Genworth to ensure that the fair value of the assets continues to provide collateral in an amount equal to these estimated statutory liabilities, as the liabilities change over time.
If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason, including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of December 31, 2019 and 2018 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.
Citi continues to closely monitor its potential exposure under the Brighthouse indemnification obligation, given GE’s 2018 LTC and other charges and the September 2019 AM Best credit ratings downgrade for the two Genworth insurance subsidiaries.
Separately, Genworth announced that it had agreed to be purchased by China Oceanwide Holdings Co., Ltd, subject to a series of conditions and regulatory approvals. Citi is monitoring these developments.

Futures and Over-the-Counter Derivatives Clearing
Citi provides clearing services on central clearing parties (CCPs) for clients that need to clear exchange-traded and over-the-counter (OTC) derivatives contracts with CCPs. Based on all relevant facts and circumstances, Citi has concluded that it acts as an agent for accounting purposes in its role as clearing member for these client transactions. As such, Citi does not reflect the underlying exchange-traded or OTC derivatives contracts in its Consolidated Financial Statements. See Note 22 for a discussion of Citi’s derivatives activities that are reflected in its Consolidated Financial Statements.
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
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $13.3 billion and $13.8 billion as of December 31, 2019 and 2018, respectively.
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

Carrying Value—Guarantees and Indemnifications
At December 31, 2019 and 2018, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $0.5 billion and $0.9 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $46.7 billion and $38.0 billion at December 31, 2019 and 2018, respectively. Securities and other marketable assets held as collateral amounted to $45.8 billion and $54.7 billion at December 31, 2019 and 2018, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $4.4 billion and $4.1 billion at December 31, 2019 and 2018, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.
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

	Maximum potential amount of future payments
In billions of dollars at December 31, 2019	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$66.4	$12.5	$15.4	$94.3
Performance guarantees	9.7	2.3	0.4	12.4
Derivative instruments deemed to be guarantees	—	—	97.6	97.6
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	87.8	87.8
Credit card merchant processing	—	—	91.6	91.6
Credit card arrangements with partners	—	—	0.6	0.6
Custody indemnifications and other	21.3	12.4	—	33.7
Total	$97.4	$27.2	$294.6	$419.2

	Maximum potential amount of future payments
In billions of dollars at December 31, 2018	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$71.3	$11.9	$16.4	$99.6
Performance guarantees	9.2	2.1	0.6	11.9
Derivative instruments deemed to be guarantees	—	—	110.9	110.9
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	98.3	98.3
Credit card merchant processing	—	—	94.7	94.7
Credit card arrangements with partners	—	—	1.1	1.1
Custody indemnifications and other	22.2	13.2	—	35.4
Total	$102.7	$27.2	$323.2	$453.1

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	December 31, 2019	December 31, 2018
Commercial and similar letters of credit	$746	$3,787	$4,533	$5,461
One- to four-family residential mortgages	2,088	1,633	3,721	2,671
Revolving open-end loans secured by one- to four-family residential properties	9,511	1,288	10,799	11,374
Commercial real estate, construction and land development	10,623	2,358	12,981	11,293
Credit card lines	609,866	98,157	708,023	696,007
Commercial and other consumer loan commitments	212,569	111,790	324,359	300,115
Other commitments and contingencies	1,852	96	1,948	3,321
Total	$847,255	$219,109	$1,066,364	$1,030,242

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At December 31, 2019 and 2018, Citigroup had approximately $34.0 billion and $36.1 billion in unsettled reverse repurchase and securities borrowing agreements, respectively, and $38.7 billion and $30.7 billion in unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 11 to the Consolidated Financial Statements.

27.   CONTINGENCIES

Accounting and Disclosure Framework
ASC 450 governs the disclosure and recognition of loss contingencies, including potential losses from litigation, regulatory, tax and other matters. ASC 450 defines a “loss contingency” as “an existing condition, situation, or set of circumstances involving uncertainty as to possible loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.” It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms: “probable,” meaning that “the future event or events are likely to occur”; “remote,” meaning that “the chance of the future event or events occurring is slight”; and “reasonably possible,” meaning that “the chance of the future event or events occurring is more than remote but less than likely.” These three terms are used below as defined in ASC 450.
Accruals. ASC 450 requires accrual for a loss contingency when it is “probable that one or more future events will occur confirming the fact of loss” and “the amount of the loss can be reasonably estimated.” In accordance with ASC 450, Citigroup establishes accruals for contingencies, including the litigation, regulatory and tax matters disclosed herein, when Citigroup believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued, unless some higher amount within the range is a better estimate than any other amount within the range. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.
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

Litigation, Regulatory and Other Contingencies
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
Because of the global scope of Citigroup’s operations, and its presence in countries around the world, Citigroup and Related Parties are subject to litigation and governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal) in multiple jurisdictions with legal, regulatory and tax regimes that may differ substantially, and present substantially different risks, from those Citigroup and Related Parties are subject to in the United States. In some instances, Citigroup and Related Parties may be involved in proceedings involving the same subject matter in multiple jurisdictions, which may result in overlapping, cumulative or inconsistent outcomes.
Citigroup seeks to resolve all litigation, regulatory, tax and other matters in the manner management believes is in the best interests of Citigroup and its shareholders, and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.
Inherent Uncertainty of the Matters Disclosed. Certain of the matters disclosed below involve claims for substantial or indeterminate damages. The claims asserted in these matters typically are broad, often spanning a multi-year period and sometimes a wide range of business activities, and the plaintiffs’ or claimants’ alleged damages frequently are not quantified or factually supported in the complaint or statement of claim. Other matters relate to regulatory investigations or proceedings, as to which there may be no objective basis for quantifying the range of potential fine, penalty or other remedy. As a result, Citigroup is often unable to estimate the loss in such matters, even if it believes that a loss is probable or reasonably possible, until developments in the case, proceeding or investigation have yielded additional information sufficient to support a quantitative assessment of the range of reasonably possible loss. Such developments may include, among other things, discovery from adverse parties or third parties, rulings by the court on key issues, analysis by retained experts and engagement in settlement negotiations. Depending on a range of factors, such as the complexity of the facts, the novelty of the legal theories, the pace of discovery, the court’s scheduling order, the timing of court decisions and the adverse party’s, regulator’s or other authority’s willingness to negotiate in good faith toward a resolution, it may be months or years after the filing of a case or commencement of a proceeding or an investigation before an estimate of the range of reasonably possible loss can be made.
Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2019, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.3 billion in the aggregate.
These estimates are based on currently available information. As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation and regulatory proceedings are subject to particular uncertainties. For example, at the time of making an estimate, (i) Citigroup may have only preliminary, incomplete, or inaccurate information about the facts underlying the claim, (ii) its assumptions about the future rulings of the court, other tribunal or authority on significant issues, or the behavior and incentives of adverse parties, regulators or other authorities, may prove to be wrong and (iii) the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimate because it had deemed such an outcome to be remote. For all of these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
Matters as to Which an Estimate Cannot Be Made. For other matters disclosed below, Citigroup is not currently able to estimate the reasonably possible loss or range of loss. Many of these matters remain in very preliminary stages (even in some cases where a substantial period of time has passed since the commencement of the matter), with few or no substantive legal decisions by the court, tribunal or other authority defining the scope of the claims, the class (if any) or the potentially available damages or other exposure, and fact discovery is still in progress or has not yet begun. In many of these matters, Citigroup has not yet answered the complaint or statement of claim or asserted its defenses, nor has it engaged in any negotiations with the adverse party (whether a regulator, taxing authority or a private party). For all these reasons, Citigroup cannot at this time estimate the reasonably possible loss or range of loss, if any, for these matters.
Opinion of Management as to Eventual Outcome. Subject to the foregoing, it is the opinion of Citigroup’s management, based on current knowledge and after taking into account its current legal or other accruals, that the eventual outcome of all matters described in this Note would not be likely to have a material adverse effect on the consolidated financial condition of Citigroup. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citigroup’s consolidated results of operations or cash flows in particular quarterly or annual periods.

ANZ Underwriting Matter
In June 2018, the Australian Commonwealth Director of Public Prosecutions (CDPP) filed charges against Citigroup Global Markets Australia Pty Limited (CGMA) for alleged criminal cartel offenses following a referral by the Australian Competition and Consumer Commission. CDPP alleges that the cartel conduct took place following an institutional share placement by Australia and New Zealand Banking Group Limited (ANZ) in August 2015, where CGMA acted as joint underwriter and lead manager with other banks. CDPP also charged other banks and individuals, including current and former Citi employees. Separately, the Australian Securities and Investments Commission is conducting an investigation, and CGMA is cooperating with the investigation. Charges relating to CGMA are captioned R v. CITIGROUP GLOBAL MARKETS AUSTRALIA PTY LIMITED. The matter is before the Downing Centre Local Court in Sydney, Australia. Additional information concerning this action is publicly available in court filings under the docket number 2018/00175168.

Foreign Exchange Matters
Regulatory Actions: Government and regulatory agencies in the U.S. and in other jurisdictions are conducting investigations or making inquiries regarding Citigroup’s foreign exchange business. Citigroup is cooperating with these and related investigations and inquiries.
Antitrust and Other Litigation: In 2018, a number of institutional investors who opted out of the previously disclosed August 2018 final settlement filed an action against Citigroup, Citibank, CGMI and other defendants, captioned ALLIANZ GLOBAL INVESTORS, ET AL. v. BANK OF AMERICA CORP., ET AL., in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants manipulated, and colluded to manipulate, the foreign exchange markets. Plaintiffs assert claims under the Sherman Act and unjust enrichment claims, and seek consequential and punitive damages and other forms of relief. In July 2019, defendants moved to dismiss plaintiffs’ second amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 10364 (S.D.N.Y.) (Schofield, J.).
In December 2018, a group of institutional investors issued a claim against Citibank, Citigroup and other defendants, captioned ALLIANZ GLOBAL INVESTORS GMBH AND OTHERS v. BARCLAYS BANK PLC AND OTHERS, in the High Court in London. Claimants allege that defendants manipulated, and colluded to manipulate, the foreign exchange market in violation of EU and U.K. competition laws. In July 2019, defendants responded to plaintiffs’ claims, and in September 2019, claimants filed their reply. Additional information concerning this action is publicly available in court filings under the docket number CL-2018-000840.
In 2015, a putative class of consumers and businesses in the United States who directly purchased supracompetitive foreign currency at benchmark exchange rates filed an action against Citigroup and other defendants, captioned NYPL v. JPMORGAN CHASE & CO., ET AL., in the United States District Court for the Northern District of California. Subsequently, plaintiffs filed a third amended class action complaint, naming Citigroup, Citibank and Citicorp as defendants. Plaintiffs allege that they suffered losses as a result of defendants’ alleged manipulation of, and collusion with respect to, the foreign exchange market. Plaintiffs assert claims under federal and California antitrust and consumer protection laws, and seek compensatory damages, treble damages and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket numbers 15 Civ. 2290 (N.D. Cal.) (Chhabria, J.) and 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
In 2017, putative classes of indirect purchasers of certain foreign exchange instruments filed an action against Citigroup, Citibank, Citicorp, CGMI and other defendants, captioned CONTANT, ET AL. v. BANK OF AMERICA CORP., ET AL., in the United States District Court for the

Southern District of New York. Plaintiffs allege that defendants engaged in a conspiracy to fix currency prices. Plaintiffs assert claims under the Sherman Act and various state antitrust laws, and seek compensatory damages and treble damages. In July 2019, the court granted preliminary approval of a settlement between plaintiffs and Citigroup, Citibank, Citicorp and CGMI. Additional information concerning this action is publicly available in court filings under the docket number 17 Civ. 3139 (S.D.N.Y.) (Schofield, J.).
On May 27, 2019, a putative class action was filed against Citibank and other defendants, captioned J WISBEY & ASSOCIATES PTY LTD v. UBS AG & ORS, in the Federal Court of Australia. Plaintiffs allege that defendants manipulated the foreign exchange markets. Plaintiffs assert claims under antitrust laws, and seek compensatory damages and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number VID567/2019.
On July 29, 2019, an application, captioned MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS, was made to the U.K.’s Competition Appeal Tribunal requesting permission to commence collective proceedings against Citibank, Citigroup and other defendants. The application seeks compensatory damages for losses alleged to have arisen from the actions at issue in the European Commission’s foreign exchange spot trading infringement decision (European Commission Decision of May 16, 2019 in Case AT.40135-FOREX (Three Way Banana Split) C(2019) 3631 final). Additional information concerning this action is publicly available in court filings under the docket number 1329/7/7/19.
On December 20, 2019, an application, captioned PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS, was made to the U.K.’s Competition Appeal Tribunal requesting permission to commence collective proceedings against Citibank, Citigroup and other defendants. The application seeks compensatory damages similar to those in the Michael O’Higgins FX Class Representative Limited application. Additional information concerning this action is publicly available in court filings under the docket number 1336/7/7/19.
In September 2019, two motions for certification of class actions filed against Citibank, Citigroup and Citicorp and other defendants were consolidated, under the caption GERTLER, ET AL. v. DEUTSCHE BANK AG, in the Tel Aviv Central District Court in Israel. Plaintiffs allege that defendants manipulated the foreign exchange markets. The amended motion for certification has not yet been served on Citigroup or Citicorp. Additional information concerning this action is publicly available in court filings under the docket number CA 29013-09-18.

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: In 2016, a putative class action was filed against Citibank, Citigroup and other defendants, now captioned FUND LIQUIDATION HOLDINGS LLC, AS ASSIGNOR AND SUCCESSOR-IN-INTEREST TO

FRONTPOINT ASIAN EVENT DRIVEN FUND L.P., ET AL. v. CITIBANK, N.A., ET AL., in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants manipulated the Singapore Interbank Offered Rate and Singapore Swap Offer Rate. Plaintiffs assert claims under the Sherman Act, the Clayton Act, the RICO Act and state law. In May 2018, plaintiffs entered into a settlement with Citibank and Citigroup, under which Citibank and Citigroup agreed to pay approximately $10 million. In July 2019, the court found that it lacked subject-matter jurisdiction over the non-settling defendants and dismissed the case. The court also found that it lacked jurisdiction to approve the settlement and denied plaintiffs’ motion for preliminary approval of the settlement. In August 2019, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. Additional information concerning this action is publicly available in court filings under the docket numbers 16 Civ. 5263 (S.D.N.Y.) (Hellerstein, J.) and 19-2719 (2d Cir.).
In 2016, Banque Delubac filed an action against Citigroup, Citigroup Global Markets Limited (CGML) and Citigroup Europe Plc, captioned SCS BANQUE DELUBAC & CIE v. CITIGROUP INC., ET AL., in the Commercial Court of Aubenas in France. Plaintiff alleges that defendants suppressed LIBOR submissions between 2005 and 2012 and that Banque Delubac’s EURIBOR-linked lending activity was negatively impacted as a result. Plaintiff asserts a claim under tort law, and seeks compensatory damages and consequential damages. In November 2018, the Commercial Court of Aubenas referred the case to the Commercial Court of Marseille. In March 2019, the Court of Appeal of Nîmes held that neither the Commercial Court of Aubenas nor any other court of France has territorial jurisdiction over Banque Delubac’s claims. In May 2019, plaintiff filed an appeal before the Cour de cassation of France challenging the Court of Appeal of Nîmes’s decision. Additional information concerning this action is publicly available in court filings under docket numbers RG no. 2018F02750 in the Commercial Court of Marseille and 19-16.931 in the Cour de cassation.
In May 2019, three putative class actions filed against Citigroup, Citibank, CGMI and other defendants were consolidated, under the caption IN RE ICE LIBOR ANTITRUST LITIGATION, in the United States District Court of the Southern District of New York. In July 2019, Plaintiffs filed a consolidated amended complaint. Plaintiffs allege that defendants suppressed ICE LIBOR. Plaintiffs assert claims under the Sherman Act, the Clayton Act and unjust enrichment, and seek compensatory damages, disgorgement and treble damages. In August 2019, defendants moved to dismiss the action. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 439 (S.D.N.Y.) (Daniels, J.).

Interchange Fee Litigation
Beginning in 2005, several putative class actions were filed against Citigroup, Citibank and Citicorp, together with Visa, MasterCard and other banks and their affiliates, in various federal district courts and consolidated with other related individual cases in a multi-district litigation proceeding in the

United States District Court for the Eastern District of New York. This proceeding is captioned IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGATION.
The plaintiffs, merchants that accept Visa and MasterCard branded payment cards as well as various membership associations that claim to represent certain groups of merchants, allege, among other things, that defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions and to restrain trade unreasonably through various Visa and MasterCard rules governing merchant conduct, all in violation of Section 1 of the Sherman Act and certain California statutes. Plaintiffs further alleged violations of Section 2 of the Sherman Act. Supplemental complaints also were filed against defendants in the putative class actions alleging that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.
In 2014, the district court entered a final judgment approving the terms of a class settlement providing for, among other things, cash payment to the class of $6.05 billion; a rebate to merchants participating in the damages class settlement of 10 bps on interchange collected for a period of eight months by the Visa and MasterCard networks; and changes to certain network rules. Various objectors appealed from the final class settlement approval order to the United States Court of Appeals for the Second Circuit.
In 2016, the Court of Appeals reversed the district court’s approval of the class settlement and remanded for further proceedings. The district court thereafter appointed separate interim counsel for a putative class seeking damages and a putative class seeking injunctive relief. Amended or new complaints on behalf of the putative classes and various individual merchants were subsequently filed, including a further amended complaint on behalf of a putative damages class and a new complaint on behalf of a putative injunctive class, both of which named Citigroup and Related Parties. In addition, numerous merchants have filed amended or new complaints against Visa, MasterCard, and in some instances one or more issuing banks. Three of these suits—7-ELEVEN, INC., ET AL. v. VISA INC., ET AL.; ROUNDY’S SUPERMARKETS, INC. v. VISA INC. ET AL.; and LUBY’S FUDDRUCKERS RESTAURANTS, LLC, v. VISA INC., ET AL—brought on behalf of numerous individual merchants, name Citigroup and affiliates as defendants.
On December 13, 2019, the district court granted the damages class plaintiffs’ motion for final approval of a new settlement with the defendants. The settlement involves the damages class only and does not settle the claims of the injunctive relief class or any actions brought on a non-class basis by individual merchants. The settlement provides for a cash payment to the damages class of $6.24 billion, though that amount has been reduced by $700 million based on the transaction volume of class members that opted-out from the settlement. Several merchants and merchant groups have appealed the final approval order. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

Interest Rate and Credit Default Swap Matters
Regulatory Actions: The Commodity Futures Trading Commission (CFTC) is conducting an investigation into alleged anticompetitive conduct in the trading and clearing of interest rate swaps (IRS) by investment banks. Citigroup is cooperating with the investigation.
Antitrust and Other Litigation: Beginning in 2015, Citigroup, Citibank, CGMI, CGML, and numerous other parties were named as defendants in a number of industry-wide putative class actions related to IRS trading. These actions have been consolidated in the United States District Court for the Southern District of New York under the caption IN RE INTEREST RATE SWAPS ANTITRUST LITIGATION. The complaints allege that defendants colluded to prevent the development of exchange-like trading for IRS and assert federal and state antitrust claims and claims for unjust enrichment. Also consolidated under the same caption are individual actions filed by swap execution facilities, asserting federal and state antitrust claims, as well as claims for unjust enrichment and tortious interference with business relations. Plaintiffs in all of these actions seek treble damages, fees, costs, and injunctive relief. Lead plaintiffs in the class action moved for class certification in February 2019, and subsequently filed a fourth amended complaint. Additional information concerning these actions is publicly available in court filings under the docket numbers 18-CV-5361 (S.D.N.Y.) (Oetken, J.) and 16-MD-2704 (S.D.N.Y.) (Oetken, J.).
In 2017, Citigroup, Citibank, CGMI, CGML and numerous other parties were named as defendants in an action filed in the United States District Court for the Southern District of New York under the caption TERA GROUP, INC., ET AL. v. CITIGROUP, INC., ET AL. The complaint alleges that defendants colluded to prevent the development of exchange-like trading for credit default swaps and asserts federal and state antitrust claims and state law tort claims. In January 2020, plaintiffs filed an amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 17-CV-4302 (S.D.N.Y.) (Sullivan, J.).

Parmalat Litigation
In 2004, an Italian commissioner appointed to oversee the administration of various Parmalat companies filed a complaint against Citigroup and Related Parties alleging that the defendants facilitated a number of frauds by Parmalat insiders. In 2008, a jury rendered a verdict in Citigroup’s favor and awarded Citi $431 million. Citigroup has taken steps to enforce the judgment in Italian court. In April 2019, the Italian Supreme Court affirmed the decision in the full amount of $431 million. Additional information concerning this action is publicly available in court filings under the docket numbers 27618/2014 and 10540/2019.
In 2015, Parmalat filed a claim in an Italian civil court in Milan claiming damages of €1.8 billion against Citigroup and Related Parties. The Milan court dismissed Parmalat’s claim on grounds that it was duplicative of Parmalat’s previously unsuccessful claims. In May 2019, the Milan Court of Appeal rejected Parmalat’s appeal against the decision of the Milan court. In June 2019, Parmalat filed a further appeal with the Italian Supreme Court. Additional information concerning this action is publicly available in court filings under the docket number 20598/2019.
On January 29, 2020, Parmalat, its three directors and its sole shareholder, Sofil S.a.s., as co-plaintiffs, filed a claim before the Italian civil court in Milan seeking a declaratory judgment that they do not owe compensatory damages of €990 million to Citibank.

Payment Protection Insurance
Regulators and courts in the U.K. have scrutinized the selling of payment protection insurance (PPI) by financial institutions for several years. Citibank continues to review customer claims relating to the sale of PPI in the U.K., to grant redress in accordance with the requirements of the Financial Conduct Authority and to defend claims filed in U.K. courts.

Sovereign Securities Matters
Regulatory Actions: Government and regulatory agencies in the U.S. and in other jurisdictions are conducting investigations or making inquiries regarding Citigroup’s sales and trading activities in connection with sovereign and other government-related securities. Citigroup is cooperating with these investigations and inquiries.
Antitrust and Other Litigation: In 2015, putative class actions filed against CGMI and other defendants were consolidated, under the caption IN RE TREASURY SECURITIES AUCTION ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. In December 2017, a consolidated amended complaint was filed, alleging that defendants colluded to fix Treasury auction bids by sharing competitively sensitive information ahead of the auctions, and that defendants colluded to boycott and prevent the emergence of an anonymous, all-to-all electronic trading platform in the Treasuries secondary market. The complaint asserts claims under antitrust laws, and seeks damages, including treble damages where authorized by statute, and injunctive relief. In February 2018, defendants moved to dismiss the complaint. Additional information concerning this action is publicly available in court filings under the docket number 15-MD-2673 (S.D.N.Y.) (Gardephe, J.).
In 2016 and 2017, class actions by direct purchasers of supranational, sub-sovereign and agency (SSA) bonds filed against Citigroup, Citibank, CGMI, CGML and other defendants were consolidated, under the caption IN RE SSA BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. In November 2018, a second amended consolidated complaint was filed, alleging that defendants, as market makers and traders of SSA bonds, colluded to fix the price at which they bought and sold SSA bonds in the secondary market. The complaint asserts claims under the antitrust laws and unjust enrichment, and seeks damages, including treble damages where authorized by statute, and disgorgement. In September 2019, the court granted defendants’ motion to dismiss certain defendants, including CGML. Additional information concerning this action is publicly available in court filings under the docket number 16 Civ. 3711 (S.D.N.Y.) (Ramos, J.).
On February 7, 2019, a putative class action, captioned STACHON v. BANK OF AMERICA N.A., ET AL., was filed against Citigroup, Citibank, CGMI, CGML and other defendants, captioned STACHON v. BANK OF AMERICA N.A., ET AL., in the United States District Court for the Southern District of New York. Plaintiffs assert claims under New York antitrust laws based on the same conduct alleged in IN RE SSA BONDS ANTITRUST LITIGATION and seek treble damages and injunctive relief. The action is currently stayed pending a decision on the remaining motion to dismiss in IN RE SSA BONDS ANTITRUST LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 01205 (S.D.N.Y.) (Swain, J.).
In 2017, a class action related to the SSA bond market was filed in the Ontario Court of Justice in Canada, against Citigroup, Citibank, CGMI, CGML, Citibank Canada, Citigroup Global Markets Canada, Inc. and other defendants, asserting plaintiff claims under breach of contract, breach of the competition act, breach of foreign law, unjust enrichment and civil conspiracy. Plaintiffs seek compensatory and punitive damages and declaratory relief. Additional information concerning this action is publicly available in court filings under the docket number CV-17-586082-00CP (Ont. S.C.J.).
In 2017, purchasers of SSA bonds filed a similar action against Citigroup, Citibank, CGMI, CGML, Citibank Canada, Citigroup Global Markets Canada, Inc. and other defendants, captioned JOSEPH MANCINELLI, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., in the Federal Court in Canada. In October 2019, plaintiffs filed an amended claim. Plaintiffs allege that defendants manipulated, and colluded to manipulate, the SSA bonds market. Plaintiffs assert claims under breach of the competition law, breach of foreign law, civil conspiracy, unjust enrichment, waiver of tort and breach of contract. Additional information concerning this action is publicly available in court filings under the docket number T-1871-17 (Fed. Ct.).
On September 10, 2019, plaintiffs filed a third consolidated amended complaint against CGMI and other defendants, under the caption IN RE GSE BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants conspired to manipulate the market for bonds issued by U.S. government-sponsored agencies. Plaintiffs assert a claim under the Sherman Act, and seek treble damages and injunctive relief. In December 2019, plaintiffs moved for preliminary approval of a settlement with CGMI and 11 other defendants. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 1704 (S.D.N.Y.) (Rakoff, J.).
On September 23, 2019, the State of Louisiana filed an action against CGMI and other defendants, captioned STATE OF LOUISIANA v. BANK OF AMERICA, N.A., ET AL., in the United States District Court for the Middle District of Louisiana. Plaintiff alleges that defendants conspired to manipulate the market for bonds issued by U.S. government-sponsored agencies. Plaintiff asserts a claim against defendants for a violation of the Sherman Act, and seeks treble damages and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 638 (M.D. La.) (Dick, C.J.).
On October 21, 2019, the City of Baton Rouge and related plaintiffs filed a substantially similar action against CGMI and other defendants, captioned CITY OF BATON ROUGE, ET AL. v. BANK OF AMERICA, N.A., ET AL., in the United States District Court for the Middle District of Louisiana. Plaintiffs allege that defendants conspired to manipulate the market for U.S. government-sponsored agencies bonds. Plaintiffs assert a claim under the Sherman Act, and seek treble damages and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 725 (M.D. La.) (Dick, C.J.).
In 2018, a putative class action was filed against Citigroup, CGMI, Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc., Citibanamex, Grupo Banamex and other banks, captioned IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants colluded in the Mexican sovereign bond market. In September 2019, the court granted defendants’ motion to dismiss. Subsequently, plaintiffs filed an amended complaint against Citibanamex and other market makers in the Mexican sovereign bond market. Plaintiffs no longer assert any claims against Citigroup and any other Citi affiliates. The amended complaint alleges a conspiracy to fix prices in the Mexican sovereign bond market from January 1, 2006 to April 19, 2017, and asserts antitrust and unjust enrichment claims, and seek treble damages, restitution and injunctive relief. Additional information concerning this consolidated action is publicly available in court filings under the docket number 18 Civ. 2830 (S.D.N.Y.) (Oetken, J.).

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
In the adversary proceeding captioned KIRSCHNER v. FITZSIMONS, ET AL., the litigation trustee, as successor plaintiff to the unsecured creditors committee, seeks to avoid and recover as actual fraudulent transfers the transfers of Tribune stock that occurred as a part of the leveraged buyout.

Several Citigroup affiliates, along with numerous other parties, were named as shareholder defendants and were alleged to have tendered Tribune stock to Tribune as a part of the buyout. In 2017, the United States District Court for the Southern District of New York dismissed the actual fraudulent transfer claim against the shareholder defendants, including the Citigroup affiliates. In July 2019, the litigation trustee filed an appeal to the United States Court of Appeals for the Second Circuit.
Several Citigroup affiliates, along with numerous other parties, are named as defendants in certain actions brought by Tribune noteholders, which seek to recover the transfers of Tribune stock that occurred as a part of the leveraged buyout, as state-law constructive fraudulent conveyances. The noteholders’ claims were previously dismissed and the dismissal was affirmed on appeal. In May 2018, the United States Court of Appeals for the Second Circuit withdrew its 2016 transfer of jurisdiction to the district court to reconsider its decision in light of a recent United States Supreme Court decision. In December 2019, the Court of Appeals issued an amended decision again affirming the dismissal. In January 2020, the noteholders filed a petition for rehearing.
Citigroup Global Markets Inc. (CGMI) was named as a defendant in a separate action in connection with its role as advisor to Tribune. In January 2019, the court dismissed the action, which the litigation trustee has appealed to the United States Court of Appeals for the Second Circuit.
Additional information concerning these actions is publicly available in court filings under the docket numbers 08-13141 (Bankr. D. Del.) (Carey, J.), 11 MD 02296 (S.D.N.Y.) (Cote, J.), 12 MC 2296 (S.D.N.Y.) (Cote, J.), 13-3992 (2d Cir.), 19-0449 (2d Cir.), 19-3049 (2d Cir.) and 16-317 (U.S.).

Variable Rate Demand Obligation Litigation
On May 31, 2019, plaintiffs in the consolidated actions CITY OF PHILADELPHIA v. BANK OF AMERICA CORP., ET AL. and MAYOR AND CITY COUNCIL OF BALTIMORE v. BANK OF AMERICA CORP., ET AL. filed a consolidated complaint naming as defendants Citigroup, Citibank, CGMI, CGML and numerous other industry participants. The consolidated complaint asserts violations of the Sherman Act, as well as claims for breach of contract, breach of fiduciary duty, and unjust enrichment, and seeks damages and injunctive relief based on allegations that defendants served as remarketing agents for municipal bonds called variable rate demand obligations (VRDOs) and colluded to set artificially high VRDO interest rates. In July 2019, defendants filed a motion to dismiss the consolidated complaint. Additional information concerning these actions is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.) and 19-CV-2667 (S.D.N.Y.) (Furman, J.).
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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, Condensed Consolidating Balance Sheet as of December 31, 2019 and 2018 and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$23,347	$—	$—	$(23,347)	$—
Interest revenue	—	10,661	65,849	—	76,510
Interest revenue—intercompany	5,091	1,942	(7,033)	—	—
Interest expense	4,949	7,010	17,204	—	29,163
Interest expense—intercompany	1,038	4,243	(5,281)	—	—
Net interest revenue	$(896)	$1,350	$46,893	$—	$47,347
Commissions and fees	$—	$5,265	$6,481	$—	$11,746
Commissions and fees—intercompany	(21)	354	(333)	—	—
Principal transactions	(2,537)	277	11,152	—	8,892
Principal transactions—intercompany	1,252	2,464	(3,716)	—	—
Other income	767	832	4,702	—	6,301
Other income—intercompany	(55)	102	(47)	—	—
Total non-interest revenues	$(594)	$9,294	$18,239	$—	$26,939
Total revenues, net of interest expense	$21,857	$10,644	$65,132	$(23,347)	$74,286
Provisions for credit losses and for benefits and claims	$—	$—	$8,383	$—	$8,383
Operating expenses
Compensation and benefits	$32	$4,680	$16,721	$—	$21,433
Compensation and benefits—intercompany	134	—	(134)	—	—
Other operating	(16)	2,326	18,259	—	20,569
Other operating—intercompany	20	2,410	(2,430)	—	—
Total operating expenses	$170	$9,416	$32,416	$—	$42,002
Equity in undistributed income of subsidiaries	$(3,620)	$—	$—	$3,620	$—
Income (loss) from continuing operations before income taxes	$18,067	$1,228	$24,333	$(19,727)	$23,901
Provision (benefit) for income taxes	(1,334)	176	5,588	—	4,430
Income (loss) from continuing operations	$19,401	$1,052	$18,745	$(19,727)	$19,471
Income (loss) from discontinued operations, net of taxes	—	—	(4)	—	(4)
Net income before attribution of noncontrolling interests	$19,401	$1,052	$18,741	$(19,727)	$19,467
Noncontrolling interests	—	—	66	—	66
Net income (loss)	$19,401	$1,052	$18,675	$(19,727)	$19,401
Comprehensive income
Add: Other comprehensive income (loss)	$852	$(651)	$1,600	$(949)	$852
Total Citigroup comprehensive income (loss)	$20,253	$401	$20,275	$(20,676)	$20,253
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$—	$—	$—
Add: Net income attributable to noncontrolling interests	—	—	66	—	66
Total comprehensive income (loss)	$20,253	$401	$20,341	$(20,676)	$20,319

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$22,854	$—	$—	$(22,854)	$—
Interest revenue	67	8,732	62,029	—	70,828
Interest revenue—intercompany	4,933	1,659	(6,592)	—	—
Interest expense	4,783	5,430	14,053	—	24,266
Interest expense—intercompany	1,198	3,539	(4,737)	—	—
Net interest revenue	$(981)	$1,422	$46,121	$—	$46,562
Commissions and fees	$—	$5,146	$6,711	$—	$11,857
Commissions and fees—intercompany	(2)	237	(235)	—	—
Principal transactions	(1,310)	1,599	8,616	—	8,905
Principal transactions—intercompany	(929)	1,328	(399)	—	—
Other income	1,373	710	3,447	—	5,530
Other income—intercompany	(107)	143	(36)	—	—
Total non-interest revenues	$(975)	$9,163	$18,104	$—	$26,292
Total revenues, net of interest expense	$20,898	$10,585	$64,225	$(22,854)	$72,854
Provisions for credit losses and for benefits and claims	$—	$(22)	$7,590	$—	$7,568
Operating expenses
Compensation and benefits	$4	$4,484	$16,666	$—	$21,154
Compensation and benefits—intercompany	115	—	(115)	—	—
Other operating	(192)	2,224	18,655	—	20,687
Other operating—intercompany	49	2,312	(2,361)	—	—
Total operating expenses	$(24)	$9,020	$32,845	$—	$41,841
Equity in undistributed income of subsidiaries	$(2,163)	$—	$—	$2,163	$—
Income (loss) from continuing operations before income taxes	$18,759	$1,587	$23,790	$(20,691)	$23,445
Provision (benefit) for income taxes	714	1,123	3,520	—	5,357
Income (loss) from continuing operations	$18,045	$464	$20,270	$(20,691)	$18,088
Income (loss) from discontinued operations, net of taxes	—	—	(8)	—	(8)
Net income (loss) before attribution of noncontrolling interests	$18,045	$464	$20,262	$(20,691)	$18,080
Noncontrolling interests	—	—	35	—	35
Net income (loss)	$18,045	$464	$20,227	$(20,691)	$18,045
Comprehensive income			$—
Add: Other comprehensive income (loss)	$(2,499)	$257	$3,500	$(3,757)	$(2,499)
Total Citigroup comprehensive income (loss)	$15,546	$721	$23,727	$(24,448)	$15,546
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(43)	$—	$(43)
Add: Net income attributable to noncontrolling interests	—	—	35	—	35
Total comprehensive income (loss)	$15,546	$721	$23,719	$(24,448)	$15,538

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$22,499	$—	$—	$(22,499)	$—
Interest revenue	1	5,279	56,299	—	61,579
Interest revenue—intercompany	3,972	1,178	(5,150)	—	—
Interest expense	4,766	2,340	9,412	—	16,518
Interest expense—intercompany	829	2,297	(3,126)	—	—
Net interest revenue	$(1,622)	$1,820	$44,863	$—	$45,061
Commissions and fees	$—	$5,366	$7,341	$—	$12,707
Commissions and fees—intercompany	(2)	182	(180)	—	—
Principal transactions	1,654	1,183	6,103	—	8,940
Principal transactions—intercompany	934	1,200	(2,134)	—	—
Other income	(2,581)	867	7,450	—	5,736
Other income—intercompany	5	170	(175)	—	—
Total non-interest revenues	$10	$8,968	$18,405	$—	$27,383
Total revenues, net of interest expense	$20,887	$10,788	$63,268	$(22,499)	$72,444
Provisions for credit losses and for benefits and claims	$—	$—	$7,451	$—	$7,451
Operating expenses
Compensation and benefits	$(107)	$4,403	$16,885	$—	$21,181
Compensation and benefits—intercompany	120	—	(120)	—	—
Other operating	(318)	2,184	19,185	—	21,051
Other operating—intercompany	(35)	2,231	(2,196)	—	—
Total operating expenses	$(340)	$8,818	$33,754	$—	$42,232
Equity in undistributed income of subsidiaries	$(19,088)	$—	$—	$19,088	$—
Income (loss) from continuing operations before income taxes	$2,139	$1,970	$22,063	$(3,411)	$22,761
Provision (benefit) for income taxes	8,937	873	19,578	—	29,388
Income (loss) from continuing operations	$(6,798)	$1,097	$2,485	$(3,411)	$(6,627)
Income (loss) from discontinued operations, net of taxes	—	—	(111)	—	(111)
Net income before attribution of noncontrolling interests	$(6,798)	$1,097	$2,374	$(3,411)	$(6,738)
Noncontrolling interests	—	(1)	61	—	60
Net income (loss)	$(6,798)	$1,098	$2,313	$(3,411)	$(6,798)
Comprehensive income			$—
Add: Other comprehensive income (loss)	$(2,791)	$(117)	$(4,160)	$4,277	$(2,791)
Total Citigroup comprehensive income (loss)	$(9,589)	$981	$(1,847)	$866	$(9,589)
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$114	$—	$114
Add: Net income attributable to noncontrolling interests	—	(1)	61	—	60
Total comprehensive income (loss)	$(9,589)	$980	$(1,672)	$866	$(9,415)

Condensed Consolidating Balance Sheet

	December 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$586	$23,381	$—	$23,967
Cash and due from banks—intercompany	21	5,095	(5,116)	—	—
Deposits with banks	—	4,050	165,902	—	169,952
Deposits with banks—intercompany	3,000	6,710	(9,710)	—	—
Securities borrowed and purchased under resale agreements	—	195,537	55,785	—	251,322
Securities borrowed and purchased under resale agreements—intercompany	—	21,446	(21,446)	—	—
Trading account assets	286	152,115	123,739	—	276,140
Trading account assets—intercompany	426	5,858	(6,284)	—	—
Investments	1	541	368,021	—	368,563
Loans, net of unearned income	—	2,497	696,986	—	699,483
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,783)	—	(12,783)
Total loans, net	$—	$2,497	$684,203	$—	$686,700
Advances to subsidiaries	$144,587	$—	$(144,587)	$—	$—
Investments in subsidiaries	202,116	—	—	(202,116)	—
Other assets(1)	12,377	54,784	107,353	—	174,514
Other assets—intercompany	2,799	45,588	(48,387)	—	—
Total assets	$365,613	$494,807	$1,292,854	$(202,116)	$1,951,158
Liabilities and equity
Deposits	$—	$—	$1,070,590	$—	$1,070,590
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	145,473	20,866	—	166,339
Securities loaned and sold under repurchase agreements—intercompany	—	36,581	(36,581)	—	—
Trading account liabilities	1	80,100	39,793	—	119,894
Trading account liabilities—intercompany	379	5,109	(5,488)	—	—
Short-term borrowings	66	11,096	33,887	—	45,049
Short-term borrowings—intercompany	—	17,129	(17,129)	—	—
Long-term debt	150,477	39,578	58,705	—	248,760
Long-term debt—intercompany	—	66,791	(66,791)	—	—
Advances from subsidiaries	20,503	—	(20,503)	—	—
Other liabilities	937	51,777	53,866	—	106,580
Other liabilities—intercompany	8	8,414	(8,422)	—	—
Stockholders’ equity	193,242	32,759	170,061	(202,116)	193,946
Total liabilities and equity	$365,613	$494,807	$1,292,854	$(202,116)	$1,951,158

(1)	Other assets for Citigroup parent company at December 31, 2019 included $35.1 billion of placements to Citibank and its branches, of which $24.9 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$1	$689	$22,955	$—	$23,645
Cash and due from banks—intercompany	19	3,545	(3,564)	—	—
Deposits with banks	—	4,915	159,545	—	164,460
Deposits with banks—intercompany	3,000	6,528	(9,528)	—	—
Securities borrowed and purchased under resale agreements	—	212,720	57,964	—	270,684
Securities borrowed and purchased under resale agreements—intercompany	—	20,074	(20,074)	—	—
Trading account assets	302	146,233	109,582	—	256,117
Trading account assets—intercompany	627	1,728	(2,355)	—	—
Investments	7	224	358,376	—	358,607
Loans, net of unearned income	—	1,292	682,904	—	684,196
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,315)	—	(12,315)
Total loans, net	$—	$1,292	$670,589	$—	$671,881
Advances to subsidiaries	$143,119	$—	$(143,119)	$—	$—
Investments in subsidiaries	205,337	—	—	(205,337)	—
Other assets(1)	9,861	59,734	102,394	—	171,989
Other assets—intercompany	3,037	44,255	(47,292)	—	—
Total assets	$365,310	$501,937	$1,255,473	$(205,337)	$1,917,383
Liabilities and equity
Deposits	$—	$—	$1,013,170	$—	$1,013,170
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	155,830	21,938	—	177,768
Securities loaned and sold under repurchase agreements—intercompany	—	21,109	(21,109)	—	—
Trading account liabilities	1	95,571	48,733	—	144,305
Trading account liabilities—intercompany	410	1,398	(1,808)	—	—
Short-term borrowings	207	3,656	28,483	—	32,346
Short-term borrowings—intercompany	—	11,343	(11,343)	—	—
Long-term debt	143,767	25,986	62,246	—	231,999
Long-term debt—intercompany	—	73,884	(73,884)	—	—
Advances from subsidiaries	21,471	—	(21,471)	—	—
Other liabilities	3,011	66,732	50,978	—	120,721
Other liabilities—intercompany	223	13,763	(13,986)	—	—
Stockholders’ equity	196,220	32,665	173,526	(205,337)	197,074
Total liabilities and equity	$365,310	$501,937	$1,255,473	$(205,337)	$1,917,383

(1)	Other assets for Citigroup parent company at December 31, 2018 included $34.7 billion of placements to Citibank and its branches, of which $22.4 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$25,011	$(35,396)	$(2,452)	$—	$(12,837)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(274,491)	$—	$(274,491)
Proceeds from sales of investments	5	—	137,168	—	137,173
Proceeds from maturities of investments	—	—	119,051	—	119,051
Change in loans	—	—	(22,466)	—	(22,466)
Proceeds from sales and securitizations of loans	—	—	2,878	—	2,878
Change in securities borrowed and purchased under agreements to resell	—	15,811	3,551	—	19,362
Changes in investments and advances—intercompany	(1,847)	(870)	2,717	—	—
Other investing activities	—	(64)	(4,817)	—	(4,881)
Net cash provided by (used in) investing activities of continuing operations	$(1,842)	$14,877	$(36,409)	$—	$(23,374)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,447)	$—	$—	$—	$(5,447)
Issuance of preferred stock	1,496	—	—	—	1,496
Redemption of preferred stock	(1,980)	—	—	—	(1,980)
Treasury stock acquired	(17,571)	—	—	—	(17,571)
Proceeds (repayments) from issuance of long-term debt, net	1,666	10,389	(3,950)	—	8,105
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(7,177)	7,177	—	—
Change in deposits	—	—	57,420	—	57,420
Change in securities loaned and sold under agreements to repurchase	—	5,115	(16,544)	—	(11,429)
Change in short-term borrowings	—	7,440	5,263	—	12,703
Net change in short-term borrowings and other advances—intercompany	(968)	5,843	(4,875)	—	—
Capital contributions from (to) parent	—	(74)	74	—	—
Other financing activities	(364)	(253)	253	—	(364)
Net cash provided by (used in) financing activities of continuing operations	$(23,168)	$21,283	$44,818	$—	$42,933
Effect of exchange rate changes on cash and due from banks	$—	$—	$(908)	$—	$(908)
Change in cash and due from banks and deposits with banks	$1	$764	$5,049	$—	$5,814
Cash and due from banks and deposits with banks at beginning of period	3,020	15,677	169,408	—	188,105
Cash and due from banks and deposits with banks at end of period	$3,021	$16,441	$174,457	$—	$193,919
Cash and due from banks	$21	$5,681	$18,265	$—	$23,967
Deposits with banks	3,000	10,760	156,192	—	169,952
Cash and due from banks and deposits with banks at end of period	$3,021	$16,441	$174,457	$—	$193,919
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$(393)	$418	$4,863	$—	$4,888
Cash paid during the year for interest	3,820	12,664	12,198	—	28,682
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$5,500	$—	$5,500

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$21,314	$13,287	$2,351	$—	$36,952
Cash flows from investing activities of continuing operations
Purchases of investments	$(7,955)	$(18)	$(144,514)	$—	$(152,487)
Proceeds from sales of investments	7,634	3	53,854	—	61,491
Proceeds from maturities of investments	—	—	83,604	—	83,604
Change in loans	—	—	(29,002)	—	(29,002)
Proceeds from sales and securitizations of loans	—	—	4,549	—	4,549
Proceeds from significant disposals	—	—	314	—	314
Change in securities borrowed and purchased under agreements to resell	—	(34,018)	(4,188)	—	(38,206)
Changes in investments and advances—intercompany	(5,566)	(832)	6,398	—	—
Other investing activities	556	(59)	(3,878)	—	(3,381)
Net cash provided by (used in) investing activities of continuing operations	$(5,331)	$(34,924)	$(32,863)	$—	$(73,118)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,020)	$—	$—	$—	$(5,020)
Redemption of preferred stock	(793)	—	—	—	(793)
Treasury stock acquired	(14,433)	—	—	—	(14,433)
Proceeds from issuance of long-term debt, net	(5,099)	10,278	(2,656)	—	2,523
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	10,708	(10,708)	—	—
Change in deposits	—	—	53,348	—	53,348
Change in securities loaned and sold under agreements to repurchase	—	23,454	(1,963)	—	21,491
Change in short-term borrowings	32	88	(12,226)	—	(12,106)
Net change in short-term borrowings and other advances—intercompany	1,819	(19,111)	17,292	—	—
Capital contributions from parent	—	(798)	798	—	—
Other financing activities	(482)	—	—	—	(482)
Net cash provided by (used in) financing activities of continuing operations	$(23,976)	$24,619	$43,885	$—	$44,528
Effect of exchange rate changes on cash and due from banks	$—	$—	$(773)	$—	$(773)
Change in cash and due from banks and deposits with banks	$(7,993)	$2,982	$12,600	$—	$7,589
Cash and due from banks and deposits with banks at beginning of period	11,013	12,695	156,808	—	180,516
Cash and due from banks and deposits with banks at end of period	$3,020	$15,677	$169,408	$—	$188,105
Cash and due from banks	$20	$4,234	$19,391	$—	$23,645
Deposits with banks	3,000	11,443	150,017	—	164,460
Cash and due from banks and deposits with banks at end of period	$3,020	$15,677	$169,408	$—	$188,105
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(783)	$458	$4,638	$—	$4,313
Cash paid during the year for interest	3,854	8,671	10,438	—	22,963
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$4,200	$—	$4,200

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2017
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$25,270	$(33,365)	$(679)	$—	$(8,774)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$(14)	$(185,726)	$—	$(185,740)
Proceeds from sales of investments	132	18	107,218	—	107,368
Proceeds from maturities of investments	—	—	84,369	—	84,369
Change in loans	—	—	(58,062)	—	(58,062)
Proceeds from sales and securitizations of loans	—	—	8,365	—	8,365
Proceeds from significant disposals	—	—	3,411	—	3,411
Change in securities borrowed and purchased under agreements to resell	—	9,731	(5,396)	—	4,335
Changes in investments and advances—intercompany	(899)	9,755	(8,856)	—	—
Other investing activities	—	(24)	(2,773)	—	(2,797)
Net cash provided by (used in) investing activities of continuing operations	$(767)	$19,466	$(57,450)	$—	$(38,751)
Cash flows from financing activities of continuing operations
Dividends paid	$(3,797)	$—	$—	$—	$(3,797)
Issuance of preferred stock	—	—	—	—	—
Treasury stock acquired	(14,541)	—	—	—	(14,541)
Proceeds (repayments) from issuance of long-term debt, net	6,544	4,909	15,521	—	26,974
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(2,031)	2,031	—	—
Change in deposits	—	—	30,416	—	30,416
Change in securities loaned and sold under agreements to repurchase	—	5,748	8,708	—	14,456
Change in short-term borrowings	49	2,212	11,490	—	13,751
Net change in short-term borrowings and other advances—intercompany	(22,152)	(8,615)	30,767	—	—
Capital contributions from parent	—	(748)	748	—	—
Other financing activities	(405)	—	—	—	(405)
Net cash provided by financing activities of continuing operations	$(34,302)	$1,475	$99,681	$—	$66,854
Effect of exchange rate changes on cash and due from banks	$—	$—	$693	$—	$693
Change in cash and due from banks and deposits with banks	$(9,799)	$(12,424)	$42,245	$—	$20,022
Cash and due from banks and deposits with banks at beginning of period	20,812	25,119	114,563	—	160,494
Cash and due from banks and deposits with banks at end of period	$11,013	$12,695	$156,808	$—	$180,516
Cash and due from banks	$13	$4,128	$19,634	$—	$23,775
Deposits with banks	11,000	8,567	137,174	—	156,741
Cash and due from banks and deposits with banks at end of period	$11,013	$12,695	$156,808	$—	$180,516
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$(3,730)	$678	$5,135	$—	$2,083
Cash paid during the year for interest	4,151	4,513	7,011	—	15,675
Non-cash investing activities
Transfers to loans held-for-sale from loans	$—	$—	$5,900	$—	$5,900

29. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019				2018
In millions of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$18,378	$18,574	$18,758	$18,576	$17,124	$18,389	$18,469	$18,872
Operating expenses	10,454	10,464	10,500	10,584	9,893	10,311	10,712	10,925
Provisions for credit losses and for benefits and claims	2,222	2,088	2,093	1,980	1,925	1,974	1,812	1,857
Income from continuing operations before income taxes	$5,702	$6,022	$6,165	$6,012	$5,306	$6,104	$5,945	$6,090
Income taxes(1)	703	1,079	1,373	1,275	1,001	1,471	1,444	1,441
Income from continuing operations	$4,999	$4,943	$4,792	$4,737	$4,305	$4,633	$4,501	$4,649
Income (loss) from discontinued operations, net of taxes	(4)	(15)	17	(2)	(8)	(8)	15	(7)
Net income before attribution of noncontrolling interests	$4,995	$4,928	$4,809	$4,735	$4,297	$4,625	$4,516	$4,642
Noncontrolling interests	16	15	10	25	(16)	3	26	22
Citigroup’s net income	$4,979	$4,913	$4,799	$4,710	$4,313	$4,622	$4,490	$4,620
Earnings per share(2)
Basic
Income from continuing operations	$2.16	$2.09	$1.94	$1.88	$1.65	$1.74	$1.62	$1.68
Net income	2.16	2.09	1.95	1.88	1.65	1.73	1.63	1.68
Diluted
Income from continuing operations	2.15	2.08	1.94	1.87	1.65	1.74	1.62	1.68
Net income	2.15	2.07	1.95	1.87	1.64	1.73	1.63	1.68

This Note to the Consolidated Financial Statements is unaudited due to the Company’s individual quarterly results not being subject to an audit.

(1)
The fourth quarter of 2019 includes discrete tax items of roughly $540 million including an approximate $430 million benefit of a reduction in Citi’s valuation allowance related to its DTAs. The third quarter of 2019 includes discrete tax items of roughly $230 million, including an approximate $180 million benefit of a reduction in Citi’s valuation allowance related to its DTAs.

(2)	Due to averaging of shares, quarterly earnings per share may not sum to the totals reported for the full year.

End of Consolidated Financial Statements and Notes to Consolidated Financial Statements

FINANCIAL DATA SUPPLEMENT

RATIOS

	2019	2018	2017
Citigroup’s net income to average assets(1)	0.98%	0.94%	0.84%
Return on average common stockholders’ equity(1)(2)	10.3	9.4	7.0
Return on average total stockholders’ equity(1)(3)	9.9	9.1	7.0
Total average equity to average assets(4)	9.9	10.3	12.1
Dividend payout ratio(1)(5)	23.9	23.1	18.0

(1)	2017 excludes the one-time impact of Tax Reform. See “Significant Accounting Policies and Estimates—Income Taxes” above.

(2)	Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.

(3)	Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.

(4)	Based on average Citigroup stockholders’ equity as a percentage of average assets.

(5)	Dividends declared per common share as a percentage of net income per diluted share.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

		2019		2018		2017
In millions of dollars at year end, except ratios	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate	Average balance
Banks	1.71%	$52,235	1.35%	$44,426	0.49%	$36,063
Other demand deposits	1.05	300,101	0.61	287,665	0.52	293,389
Other time and savings deposits(2)	1.05	217,944	1.31	209,410	1.23	191,363
Total	1.11%	$570,280	0.94%	$541,501	0.78%	$520,815

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.

(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS IN U.S. OFFICES

In millions of dollars at December 31, 2019	Under 3 months	Over 3 to 6 months	Over 6 to 12 months	Over 12 months
Over $100,000
Certificates of deposit	$15,866	$8,152	$9,008	$694
Other time deposits	3,924	29	38	1,556
Over $250,000
Certificates of deposit	$14,026	$5,008	$4,953	$539
Other time deposits	3,923	29	2	11

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
Citi also has subsidiaries that are members of futures exchanges. In the U.S., CGMI is a member of the principal U.S. futures exchanges, and Citi has subsidiaries that are registered as futures commission merchants and commodity pool operators with the Commodity Futures Trading Commission (CFTC). Citibank, CGMI, Citigroup Energy Inc., Citigroup Global Markets Europe AG and CGML are also registered as swap dealers with the CFTC. CGMI is also subject to SEC and CFTC rules that specify uniform minimum net capital requirements. Compliance with these rules could limit those operations of CGMI that require the intensive use of capital and also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. See “Capital Resources” and Note 18 to the Consolidated Financial Statements for a further discussion of capital considerations of Citi’s non-banking subsidiaries.

Transactions with Affiliates
Transactions between Citi’s U.S. subsidiary depository institutions and their non-bank affiliates are regulated by the Federal Reserve Board, and are generally required to be on arm’s-length terms. See “Managing Global Risk—Liquidity Risk” above.

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

CLIMATE CHANGE
Climate change presents immediate and long-term risks to Citi and to its clients and customers, with the risks potentially increasing over time. Climate risk can arise from physical risks (risks related to the physical effects of climate change) and transition risks (risks related to regulatory, legal, technological and market changes from a transition to a low-carbon economy).
Citi’s Environmental and Social Risk Management Policy incorporates climate risk assessment for credit underwriting purposes and reporting criteria for certain corporate obligors and transactions. Factors evaluated include consideration of climate risk to an obligor’s business and physical assets and, when relevant, consideration of cost-effective options to reduce greenhouse gas (GHG) emissions. Citi engages clients to support their low-carbon transition, including through Citi’s growing environmental finance offerings.
To manage the risks of climate change to Citi’s own operations and facilities, Citi assesses its exposure to climate hazards to inform business continuity and resilience planning. In addition, Citi has developed programs for its properties to achieve long-term energy efficiency objectives and reduce its GHG emissions to lessen its impact on climate change.
Citi has adopted the Taskforce on Climate-related Financial Disclosures (TCFD) recommendations and published its first TCFD report, Finance for a Climate Resilient Future, in 2018. As detailed in that report, Citi participated in the United Nations Environment Finance Initiative Banking Sector TCFD Project in 2017–2018 and piloted climate scenario analyses on Citi’s North America oil and gas exploration and production and U.S. power portfolios, to understand their exposure to climate risk under select scenarios. Citi continues to participate in financial industry collaborations to develop and pilot new methodologies and approaches for measuring and assessing the potential financial risks of climate change. Citi is also closely monitoring regulatory developments on climate risk and sustainable finance, and actively engaging with regulators on these topics.
For information on Citi’s environmental and social policies and priorities, see Citi’s website at www.citigroup.com. Click on “About Us” and then “Corporate Governance” and “Citizenship Report” or “Environmental and Social Information.” For information on Citi’s citizenship and sustainability governance, see Citi’s 2019 Annual Meeting Proxy Statement available at www.citigroup.com. Click on “Investors” and then “Annual Reports & Proxy Statements.”

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi, in its related quarterly reports on Form 10-Q, previously disclosed reportable activities pursuant to Section 219 for the first, second and third quarters of 2019.
Citi had no reportable activities pursuant to Section 219 for the fourth quarter of 2019.

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s common stock repurchases during the three months ended December 31, 2019:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
October 2019
Open market repurchases(1)	21.6	$69.77	$10,473
Employee transactions(2)	—	—	N/A
November 2019
Open market repurchases(1)	21.0	74.80	8,902
Employee transactions(2)	—	—	N/A
December 2019
Open market repurchases(1)	26.6	77.03	6,855
Employee transactions(2)	—	—	N/A
Total for 4Q19 and remaining program balance as of December 31, 2019	69.2	$74.09	$6,855

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

(2)
Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted share rewards where shares are withheld to satisfy tax requirements.

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

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citi’s common stock with the cumulative total return of the S&P 500 Index and the S&P Financials Index over the five-year period through December 31, 2019. The graph and table assume that $100 was invested on December 31, 2014 in Citi’s common stock, the S&P 500 Index and the S&P Financials Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DATE	Citigroup	S&P 500 Index	S&P Financials Index
31-Dec-2014	100.0	100.0	100.0
31-Dec-2015	95.9	101.4	98.5
31-Dec-2016	111.2	113.5	120.9
31-Dec-2017	141.2	138.3	147.7
31-Dec-2018	101.0	132.2	128.5
31-Dec-2019	159.4	173.9	169.8

Note: Citi’s common stock is listed on the NYSE under the ticker symbol “C” and held by 66,990 common stockholders of record as of January 31, 2020.

CORPORATE INFORMATION

EXECUTIVE OFFICERS
Citigroup’s executive officers as of February 21, 2020 are:

Name	Age	Position and office held
Raja J. Akram	47	Controller and Chief Accounting Officer
Peter Babej	56	CEO, Asia Pacific
Michael L. Corbat	59	Chief Executive Officer
Jane Fraser	52	President; CEO, Global Consumer Banking
Bradford Hu	56	Chief Risk Officer
David Livingstone	56	CEO, Europe, Middle East and Africa
Mark A. L. Mason	50	Chief Financial Officer
Mary McNiff	49	CEO, Citibank, N.A.
Ernesto Torres Cantú	55	CEO, Latin America
Sara Wechter	39	Head of Human Resources
Rohan Weerasinghe	69	General Counsel and Corporate Secretary
Mike Whitaker	56	Head of Operations and Technology
Paco Ybarra	58	CEO, Institutional Clients Group

Each executive officer has held senior executive or management positions with Citigroup for at least five years, except that:

•
Mr. Akram joined Citi in 2006 and assumed his current position in November 2017. Previously, he served as Deputy Controller since April 2017. He held a number of other roles in Citi Finance, including Lead Finance Officer for Treasury and Trade Solutions, Brazil Country Controller, Brazil Country Finance Officer and Head of the Corporate Accounting Policy team supporting M&A activities;

•
Mr. Babej joined Citi in 2010 and assumed his current position in October 2019. Previously, he served as ICG’s Global Head of the Financial Institutions Group (FIG) from January 2017 to October 2019 and Global Co-Head of FIG from 2010 to January 2017. Prior to joining Citi, Mr. Babej served as Co-Head, Financial Institutions— Americas at Deutsche Bank, among other roles;

•
Ms. Fraser joined Citi in 2004 and assumed her current position in October 2019. Previously, she served as CEO of Citi Latin America from June 2015 to October 2019. She held a number of other roles across the organization, including CEO of U.S. Consumer and Commercial Banking and CitiMortgage, CEO of Citi’s Global Private Bank and Global Head of Strategy and M&A;

•
Mr. Livingstone joined Citi in 2016 and assumed his current position in March 2019. Previously, he served as Citi Country Officer for Australia and New Zealand since June 2016. Prior to joining Citi, he had a nine-year career at Credit Suisse, where he was Vice Chairman of the Investment Banking and Capital Markets Division for the EMEA region, Head of M&A and CEO of Credit Suisse Australia;

•
Mr. Mason joined Citi in 2001 and assumed his current position in February 2019. Previously, he served as CFO of ICG since September 2014. He held a number of other senior operational, strategic and financial executive roles across the organization, including CEO of Citi Private Bank, CEO of Citi Holdings and CFO and Head of Strategy and M&A for Citi’s Global Wealth Management Division;

•
Ms. McNiff joined Citi in 2012 and assumed her current position in April 2019. Previously, she served as Chief Auditor since February 2017. She held a number of other roles across the organization, including Chief Auditor of GCB, Chief Administrative Officer for Citi Latin America & Mexico and interim Chief Auditor, ICG. She also previously led the Global Transformation initiative within Internal Audit;

•
Mr. Torres Cantú joined Citi in 1989 and assumed his current position in October 2019. Previously, he served as CEO of Citibanamex since October 2014. He served as CEO of GCB in Mexico from 2006 to 2011 and CEO of Crédito Familiar from 2003 to 2006. In addition, he previously held roles in Citibanamex, including Regional Director and Divisional Director;

•
Ms. Wechter joined Citi in 2004 and assumed her current position in July 2018. Previously, she served as Citi's Head of Talent and Diversity as well as Chief of Staff to Citi CEO Michael Corbat. She served as Chief of Staff to both Michael O'Neill and Richard Parsons during their terms as Chairman of Citi's Board of Directors. In addition, she held roles in Citi's ICG, including Corporate M&A and Strategy and Investment Banking;

•
Mr. Whitaker joined Citi in 2009 and assumed his current position in November 2018. Previously, he served as Head of Operations & Technology for ICG since September 2014 and held various other roles at Citi, including Head of Securities & Banking Operations & Technology, Head of ICG Technology and Regional Chief Information Officer; and

•
Mr. Ybarra joined Citi in 1987 and assumed his current position in May 2019. Previously, he served as ICG’s Global Head of Markets and Securities Services since November 2013. In addition, he has held a number of other roles across ICG, including Deputy Head of ICG, Global Head of Markets and Co-Head of Global Fixed Income.

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
Citigroup Inc.

Ellen M. Costello
Former President and CEO
BMO Financial Corporation and Former U.S. Country Head
BMO Financial Group

Grace E. Dailey
Former Senior Deputy Comptroller for Bank Supervision Policy and Chief National Bank Examiner
Office of the Comptroller of the Currency (OCC)

Barbara Desoer
Former Chief Executive Officer Citibank, N.A.

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

Eugene (Gene) M. McQuade
Former Chief Executive Officer Citibank, N.A. and
Former Vice Chairman
Citigroup Inc.

Gary M. Reiner
Operating Partner
General Atlantic LLC

Diana L. Taylor
Former Superintendent of Banks
State of New York

James S. Turley
Former Chairman and CEO
Ernst & Young

Deborah C. Wright
Former Chairman
Carver Bancorp, Inc.

Alexander Wynaendts
Chief Executive Officer and Chairman of the Management and Executive Boards
Aegon N.V.

Ernesto Zedillo Ponce de Leon
Director, Center for the
Study of Globalization and
Professor in the Field
of International
Economics and Politics
Yale University

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2020.

Citigroup Inc.
(Registrant)

/s/ Mark A. L. Mason

Mark A. L. Mason
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February, 2020.

Citigroup’s Principal Executive Officer and a Director:

/s/ Michael L. Corbat

Michael L. Corbat

Citigroup’s Principal Financial Officer:

/s/ Mark A. L. Mason

Mark A. L. Mason

Citigroup’s Principal Accounting Officer:

/s/ Raja J. Akram

Raja J. Akram

The Directors of Citigroup listed below executed a power of attorney appointing Mark A. L. Mason their attorney-in-fact, empowering him to sign this report on their behalf.

Ellen M. Costello	Renée J. James
Grace E. Dailey	Eugene M. McQuade
Barbara Desoer	Gary M. Reiner
John C. Dugan	Diana L. Taylor
Duncan P. Hennes	James S. Turley
Peter Blair Henry	Deborah C. Wright
S. Leslie Ireland	Alexander Wynaendts
Lew W. (Jay) Jacobs, IV	Ernesto Zedillo Ponce de Leon

/s/ Mark A. L. Mason

Mark A. L. Mason

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01+	Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof.

3.02	By-Laws of Citigroup, as amended, as in effect on the date hereof, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2019 (File No. 001-09924).

4.01
Form of Senior Indenture between Citigroup and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed on November 13, 2013 (File No. 333-192302).

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

4.04
Third Supplemental Indenture dated as of June 26, 2017 among Citigroup Global Markets Holdings Inc., the Company and The Bank of New York Mellon, as trustee, to Indenture dated as of November 13, 2013, incorporated by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2017 (File No. 001-09924).

4.05
Subordinated Debt Indenture, dated as of April 12, 2001, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on February 4, 2013 (No. 333-186425).

4.06
First Supplemental Indenture, dated as of August 2, 2004, between the Company and J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3/A filed on August 31, 2004 (No. 333-117615).

4.07
Second Supplemental Indenture, dated as of May 18, 2016, between Citigroup and The Bank of New York Mellon, as successor to J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 20, 2016 (No. 001-9924).

4.08
Third Supplemental Indenture, dated as of March 1, 2017, between Citigroup and The Bank of New York Mellon, as successor to J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-3 filed on March 1, 2017 (No. 333-216372).

4.09
Indenture, dated as of March 15, 1987, between Primerica Corporation, a New Jersey corporation, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 filed on December 8, 1992 (No. 03355542).

4.10
First Supplemental Indenture, dated as of December 15, 1988, among Primerica Corporation, Primerica Holdings, Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-3 filed on December 8, 1992 (No. 03355542).

4.11
Second Supplemental Indenture, dated as of January 31, 1991, between Primerica Holdings, Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.03 to the Company’s Registration Statement on Form S-3 filed on December 8, 1992 (No. 03355542).

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

4.14
Fifth Supplemental Indenture, dated as of December 9, 2008, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.04 to the Company’s Current Report on Form 8-K filed on December 11, 2008 (No. 001-09924).

4.15
Sixth Supplemental Indenture, dated as of December 20, 2012, between the Company and The Bank of New York Mellon, as trustee, providing for the issuance of debt securities, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 21, 2012 (No. 001-09924).

4.16
Seventh Supplemental Indenture, dated as of May 18, 2016, between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2016 (No. 001-9924).

4.17
Senior Debt Indenture, dated as of June 1, 2005, among Citigroup Funding Inc., the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3 filed on March 13, 2006 (No. 333-132370-01).

4.18
Second Supplemental Indenture, dated as of December 20, 2012, among Citigroup Funding Inc., the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 21, 2012 (No. 001-09924).

4.19
Indenture, dated as of July 23, 2004, between the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, as trustee, incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed on July 23, 2004 (No. 333-117615).

4.20
Form of Indenture, between the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, incorporated by reference to Exhibit 4.01 to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on May 4, 2007 (File No. 333-135163).

4.21
Form of Indenture, between the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), incorporated by reference to Exhibit 4.11 to the Travelers Group Inc. Registration Statement on Form S-3 filed on September 20, 1996 (File No. 333-12439).

4.22
Senior Debt Indenture, dated as of March 8, 2016, between Citigroup Global Markets Holdings Inc., the Company and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2016 (File No. 1-9924).

4.23
Form of Capital Securities Guarantee Agreement between the Company, as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.32 to the Company’s Registration Statement on Form S-3 filed on July 2, 2004 (File No. 333-117615).

4.24
Amended and Restated Declaration of Trust for Citigroup Capital XIII, incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on September 30, 2010 (File No. 1-9924).

4.25
Form of Amended and Restated Declaration of Trust for Citigroup Capital XVIII, incorporated by reference to Exhibit 4.07 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (No. 333-135163).

4.26
Form of Amended and Restated Declaration of Trust for Citigroup Capital III (previously known as Travelers Capital III), incorporated by reference to Exhibit 4.8 to Travelers Group Inc.’s Registration Statement on Form S-3 (File No. 333-12439).

4.27	Specimen Physical Common Stock Certificate of Citigroup, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 9, 2011 (File No. 001-09924).

4.28+	Description of Citigroup’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.01*
Citi Discretionary Incentive and Retention Award Plan (as Amended and Restated Effective as of January 1, 2015), incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-09924) (the “Company’s 2014 10-K”).

10.02.1*
Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 24, 2013), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013 (File No. 001-09924).

10.02.2*
Citigroup 2014 Stock Incentive Plan (as amended and restated effective April 24, 2018), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018 (File No. 001-09924).

10.02.3*	Citigroup 2019 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2019 (File No. 001-09924).

10.03*	Citigroup Inc. Deferred Cash Award Plan (as Amended and Restated Effective as of January 1, 2015), incorporated by reference to Exhibit 10.03 to the Company’s 2014 10-K.

10.04.1*
Form of Citigroup Inc. CAP/DCAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 001-09924).

10.04.2*
Form of Citigroup Inc. CAP/DCAP Agreement (for awards granted on February 14, 2019 and in future years), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (File No. 001-09924).

10.05*	Form of Citigroup Inc. CAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (File No. 001-09924).

10.06*
The Amended and Restated 2011 Citigroup Executive Performance Plan (as amended and restated as of January 1, 2016, and as further amended on February 16, 2017), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed for the quarterly period ended March 31, 2017 (File No. 001-09924).

10.07.1*
Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 16, 2017 and in future years), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 001-09924).

10.07.2*
Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 14, 2019 and in future years), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (File No. 001-09924).

10.08*
Citigroup Management Committee Termination Notice and Non-Solicitation Policy, effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2006 (File No. 001-09924).

10.09.1*	Citicorp Deferred Compensation Plan, effective October 1995, incorporated by reference to Exhibit 10 to Citicorp’s Registration Statement on Form S-8 filed on February 15, 1996 (File No. 333-00983).

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

10.09.4*
Amendment to the Citicorp Deferred Compensation Plan, effective November 22, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-09924) (the “Company’s 2009 10-K”).

10.10.1*
Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated (the “Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.(G) to Citicorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-05378).

10.10.2*	Amendment to the Citibank Supplemental ERISA Plan, effective January 1, 2000, incorporated by reference to Exhibit 10.21.2 to the Company’s 1999 10-K.

10.10.3*
Resolution Amending the Citibank Supplemental ERISA Plan, incorporated by reference to Exhibit 10.04.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-09924).

10.10.4*	Amendment to the Citibank Supplemental ERISA Plan, effective January 1, 2009, incorporated by reference to Exhibit 10.01.4 to the Company’s 2009 10-K.

10.10.5*	Amendment to the Citibank Supplemental ERISA Plan, effective November 22, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s 2009 10-K.

10.10.6*
Amendment to the Citibank Supplemental ERISA Plan, effective December 31, 2012, incorporated by reference to Exhibit 10.01.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-09924).

10.10.7*
Amendment to the Citibank Supplemental ERISA Plan, effective December 31, 2018, incorporated by reference to Exhibit 10.09.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-09924).

10.11*
Citigroup Inc. Omnibus Non-Qualified Plan Amendment, effective as of June 2, 2014, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-09924).

10.12*
Letter Agreement, dated December 21, 2011, between Citigroup Inc. and Michael Corbat, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2011 (File No. 001-09924).

10.13*
Citigroup Inc. Non-Employee Directors Compensation Plan (effective as of January 1, 2008), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-09924).

10.14+*	Citigroup Inc. Off-Cycle Award Agreement for Deferred Stock Award and Deferred Cash Award granted to Jane Fraser (dated November 25, 2019).

10.15+*	Agreement between Stephen Bird and Citibank, N.A. (dated November 8, 2019).

21.01+	Subsidiaries of Citigroup.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in inline XBRL.

101.01+
Financial statements from the Annual Report on Form 10-K of Citigroup for the fiscal year ended December 31, 2019, filed on February 21, 2020, formatted in inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page of this Current Report on Form 10-K, formatted in inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2019 Annual Report on Form 10-K) to security holders who make written request to Citigroup Inc., Corporate Governance, 388 Greenwich Street, New York, NY 10013.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.