Form 10-Q
period 2020-06-30
CITIGROUP INC
filed 2020-08-05
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on June 30, 2020: 2,081,864,894

Available on the web at www.citigroup.com

CITIGROUP’S SECOND QUARTER 2020—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report on Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (First Quarter of 2020 Form 10-Q).
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
(3) North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2020—Results Demonstrated Continued Financial Strength and Operational Resilience in a Challenging Environment
As described further throughout this Executive Summary, during the second quarter of 2020, Citi demonstrated continued financial strength and operational resilience, despite a significant further deterioration in economic conditions during the quarter due to the COVID-19 pandemic:

•Citi’s earnings were substantially reduced by a higher allowance for credit loss (ACL) build (approximately $5.6 billion) during the quarter (see “Cost of Credit” below).
•Despite the challenging environment, Citi had solid revenue growth, as significantly higher revenues in Institutional Clients Group (ICG), primarily reflecting strong performance in fixed income markets and investment banking, were partially offset by lower revenues in Global Consumer Banking (GCB), reflecting lower loan volumes and lower interest rates.
•Citi demonstrated good expense discipline, resulting in a 1% decrease in expenses versus the prior year, as well as positive operating leverage and a 13% improvement in operating margin, while Citi continued to invest in its infrastructure and controls as well as digital capabilities.
•Citi maintained its focus on risk management, while continuing to support clients.
•Citi had broad-based deposit growth across ICG and GCB, reflecting strong client engagement, while also strengthening Citi’s available liquidity.
•Citi returned $1.1 billion of capital to its common shareholders in the form of dividends.
•Citi continues to support its employees, customers and clients as well as the broader economy during this challenging time (see “COVID-19 Pandemic Overview” below) and maintained strong regulatory capital and liquidity metrics.
•During the quarter, the Federal Reserve Board communicated that Citi’s interim Stress Capital Buffer (SCB) requirement would be 2.5% for the four-quarter window of fourth quarter of 2020 to third quarter of 2021 (the 2020 CCAR cycle). Consistent with the regulatory capital framework, Citi declared common dividends of $0.51 per share for the third quarter of 2020 on July 23, 2020, and intends to maintain its planned capital actions, which include common dividends of $0.51 per share in the four quarters covered by the 2020 CCAR cycle, subject to approval of Citi’s Board of Directors and the latest financial and macroeconomic conditions. For information on Citi’s interim and capital plan resubmission, see “Capital Resources—Stress Capital Buffer” and “—Capital Plan Resubmission and Related Limitations on Capital Distributions” below.

As a result of the pandemic, the economic outlook for 2020 has been lowered substantially, and continued uncertainties around the pandemic, including, among others, the duration and severity of the economic and public health impacts, have created a much more volatile operating environment that will likely continue to negatively impact Citi’s businesses and future results during the remainder of 2020.
For a discussion of risks and uncertainties related to the pandemic, see “COVID-19 Pandemic Overview,” “Risk Factors” and each respective business’s results of operations below. For a discussion of additional risks and uncertainties that could affect Citi, see “ Forward-Looking Statements” below as well as each respective business’s results of operations and “Managing Global Risk” and “Risk Factors” in Citi’s 2019 Annual Report on Form 10-K.

Second Quarter of 2020 Results Summary

Citigroup
Citigroup reported net income of $1.3 billion, or $0.50 per share, compared to net income of $4.8 billion, or $1.95 per share, in the prior-year period. Net income declined 73%, driven by the substantially higher ACL builds, partially offset by the higher revenues and a lower tax rate (see “Significant Accounting Policies and Significant Estimates—Income Taxes” below). Earnings per share decreased 74%, driven by the decline in net income.
Citigroup revenues of $19.8 billion in the second quarter of 2020 increased 5% from the prior-year period, primarily reflecting the higher revenues in ICG, including the higher revenues in fixed income markets and investment banking, partially offset by the lower revenues across regions in GCB.
Citigroup’s end-of-period loans were largely unchanged at $685 billion. Excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation), Citigroup’s end-of-period loans grew 1%, with 5% growth in ICG partially offset by lower loans in GCB, reflecting the impact of lower spend activity and the continued wind-down of legacy assets in Corporate/Other. Citigroup’s end-of-period deposits increased 18% to $1.2 trillion. Excluding the impact of FX translation, Citigroup’s end-of-period deposits increased 20%, primarily driven by 22% growth in ICG and 15% growth in GCB. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.)

Expenses
Citigroup operating expenses of $10.4 billion decreased 1% versus the prior-year period, as efficiency savings and lower marketing and other discretionary spend more than offset higher compensation costs, investments and pandemic-related expenses. Year-over-year, GCB and Corporate/Other operating expenses declined 10% and 2%, respectively, while ICG expenses increased 7%.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $7.9 billion, compared to $2.1 billion in the prior-year period, reflect the ACL build and higher net credit losses. Citi’s ACL build increased to $5.6 billion, primarily reflecting a deterioration in Citi’s view of the macroeconomic outlook since the end of the first quarter of 2020 under the Current Expected Credit losses (CECL) standard, as well as downgrades in the corporate loan portfolio, in both cases driven by the continued impact of the pandemic. The reserve build also included an additional qualitative management adjustment to reflect the potential for a higher level of stress and/or a somewhat slower economic recovery. For further information on the drivers of Citi’s ACL build, see “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below.
Net credit losses of $2.2 billion increased 12%. Consumer net credit losses of $1.9 billion were largely unchanged, driven by higher net credit losses in GCB, primarily reflecting seasoning in the North America branded cards portfolio, as GCB had not yet incurred significant net credit losses related to the pandemic, offset by lower net credit losses in Corporate/Other. Corporate net credit losses increased to $324 million from $89 million in the prior-year period, primarily reflecting write-offs across various sectors in both North America and EMEA.
For additional information on Citi’s consumer and corporate credit costs and ACL, also see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 Capital ratio was 11.6% as of June 30, 2020, based on the Basel III Advanced Approaches framework for determining risk-weighted assets, compared to 11.9% as of June 30, 2019, based on the Basel III Standardized Approach for determining risk-weighted assets. The decline in the ratio primarily reflected an increase in risk-weighted assets.
Incorporating Citi’s interim SCB of 2.5%, and a GSIB surcharge of 3%, results in a minimum regulatory requirement of 10% for both Standardized (using SCB) and Advanced (using the Capital Conservation Buffer (CCB)) Approaches, relative to Citi’s Common Equity Tier 1 ratio of 11.6% using Advanced Approaches as of the second quarter of 2020.
Citigroup’s Supplementary Leverage ratio as of June 30, 2020 was 6.7%, primarily reflecting the benefit of temporary relief granted by the Federal Reserve Board, compared to 6.4% as of June 30, 2019. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Global Consumer Banking
GCB net loss of $0.4 billion compared to net income of $1.3 billion in the prior-year period, reflecting significantly higher cost of credit and lower revenues, partially offset by lower expenses. GCB operating expenses of $4.0 billion decreased 10%. Excluding the impact of FX translation, expenses decreased 8%, as efficiency savings, lower volume-related expenses and reductions in marketing and other discretionary spending were partially offset by increases in pandemic-related expenses.
GCB revenues of $7.3 billion decreased 10%. Excluding the impact of FX translation, revenues decreased 7%, as lower loan volumes and lower interest rates across all regions more than offset strong deposit growth, each reflecting the continued impact of the pandemic. North America GCB revenues of $4.7 billion decreased 5%, as higher revenues in Citi-branded cards were more than offset by lower revenues in Citi retail services and retail banking. Citi-branded cards revenues of $2.2 billion increased 1%, as lower purchase sales and lower average loans were more than offset by a favorable mix shift toward interest earning balances, which supported net interest revenues. Citi retail services revenues of $1.4 billion decreased 13%, reflecting higher partner payments and lower average loans. Retail banking revenues of $1.1 billion decreased 3%, as the benefit of stronger deposit volumes and improvement in mortgage revenues were more than offset by lower deposit spreads.
North America GCB average deposits of $173 billion increased 14% year-over-year, average retail banking loans of $52 billion increased 9% year-over-year and assets under management of $69 billion increased 2%. Average Citi-branded card loans of $83 billion decreased 7% and Citi-branded card purchase sales of $74 billion decreased 21%, both driven by reduced customer activity related to the pandemic. Average Citi retail services loans of $46 billion decreased 6% and Citi retail services purchase sales of $17 billion decreased 25%, both driven by reduced customer activity and partner store closures related to the pandemic. For additional information on the results of operations of North America GCB for the second quarter of 2020, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)), of $2.6 billion declined 18% versus the prior-year period. Excluding the impact of FX translation, international GCB revenues declined 12%, largely reflecting the impact of the pandemic. On this basis, Latin America GCB revenues decreased 7%, driven by lower card purchase sales, a decline in loan volumes and lower deposit spreads, partially offset by deposit growth. Asia GCB revenues decreased 15%, reflecting lower card purchase sales, insurance volumes and deposit spreads, even as deposit growth remained strong. For additional information on the results of operations of Latin America GCB and Asia GCB for the second quarter of 2020, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, international GCB average deposits of $129 billion increased 10%, average retail banking loans of $70 billion increased 4%, assets under management of $118 billion increased 4%, average card loans of $21 billion decreased 9% and card purchase sales of $18 billion decreased 30%, all excluding the impact of FX translation.

Institutional Clients Group
ICG net income of $1.9 billion decreased 45%, primarily driven by significantly higher cost of credit and higher expenses, partially offset by higher revenues. ICG operating expenses increased 7% to $5.9 billion, reflecting higher compensation costs, continued investments and volume-driven growth, partially offset by efficiency savings.
ICG revenues of $12.1 billion increased 21%, reflecting a 48% increase in Markets and securities services revenues, partially offset by a 3% decline in Banking revenues. The decrease in Banking revenues included the impact of $431 million of losses on loan hedges related to corporate lending and the private bank, compared to losses of $75 million related to corporate lending in the prior-year period.
Banking revenues of $5.7 billion (excluding the impact of losses on loan hedges) increased 4%, as increases in investment banking and the private bank were partially offset by declines in treasury and trade solutions and corporate lending. Investment banking revenues of $1.8 billion increased 37%, as strong growth in debt and equity underwriting was partially offset by modestly lower advisory revenues. Advisory revenues decreased 1% to $229 million, equity underwriting revenues increased 56% to $491 million and debt underwriting revenues increased 41% to $1.0 billion.
Treasury and trade solutions revenues of $2.3 billion declined 11%, and 7% excluding the impact of FX translation, as strong client engagement and growth in deposits were more than offset by the impact of lower interest rates and reduced commercial card spend. Private bank revenues of $956 million increased 10% (excluding the impact of losses on loan hedges), driven by increased capital markets activity and higher lending and deposit volumes, partially offset by lower deposit spreads, reflecting the impact of lower rates. Corporate lending revenues of $232 million decreased 64%. Excluding the impact of losses on loan hedges, corporate lending revenues decreased 11%, as higher loan volumes were more than offset by lower spreads.
Markets and securities services revenues of $6.9 billion increased 48%. Fixed income markets revenues of $5.6 billion increased 68%, reflecting strength in rates and currencies, spread products and commodities. Equity markets revenues of $770 million decreased 3%, as solid performance in cash equities was more than offset by lower revenues in derivatives and prime finance, reflecting a more challenging environment. Securities services revenues of $619 million decreased 9%, and 5% excluding the impact of FX translation, as higher deposit volumes were more than offset by lower spreads, given lower interest rates. For additional information on the results of operations of ICG for the second quarter of 2020, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net loss was $163 million in the second quarter of 2020, compared to net income of $84 million in the prior-year period, driven by lower revenues and higher cost of credit, reflecting ACL builds under the CECL standard on Citi’s residual legacy portfolio, partially offset by a decrease in expenses. Operating expenses of $469 million declined 2%, reflecting the continued wind-down of legacy assets, partially offset by higher infrastructure costs as well as incremental costs associated with the pandemic. Corporate/Other revenues of $290 million declined 49%, reflecting the wind-down of legacy assets and the impact of lower interest rates, partially offset by available-for-sale (AFS) investment securities gains as well as positive marks on legacy securities, as spreads tightened during the quarter. For additional information on the results of operations of Corporate/Other for the second quarter of 2020, see “Corporate/Other” below.

COVID-19 PANDEMIC OVERVIEW
In addition to the widespread public health implications, the emergence of the COVID-19 pandemic has had an extraordinary impact on macroeconomic conditions in the U.S. and around the world. As discussed below and elsewhere throughout this Form 10-Q, Citi’s businesses, results of operations and financial condition have been impacted by economic dislocations caused by the pandemic. Citi had builds to its allowance for credit losses (ACL) of approximately $10.5 billion during the first six months of 2020, bringing its ACL to approximately $28.5 billion at June 30, 2020, with an Allowance for credit losses on loans (ACLL) reserve ratio of 3.89% on funded loans. For additional information, see “Covid-19 Pandemic Overview—Impact of CECL on Citi’s Allowance for Credit Losses” below.
Despite these impacts, Citi has remained well positioned from a capital and liquidity perspective, and has maintained strong business operations. At quarter end, Citi had a CET1 Capital ratio of 11.6%, a Supplementary Leverage ratio of 6.7% and a Liquidity Coverage ratio of 117%, each well above regulatory minimums, with $900 billion of available liquidity resources (see “Managing Global Risk—Liquidity Risk” below).
Governments and central banks globally have taken a series of aggressive actions to support the economy and mitigate the systemic impacts of the pandemic, and Citi continues to proactively assess and utilize these measures where appropriate. For additional information on Citi’s pandemic response and other pandemic-related information, see Citi’s First Quarter of 2020 Form 10-Q.

Citi’s COVID-19 Pandemic Response—Supporting Employees, Customers and Communities
The health and safety of Citi’s employees and their families, as well as Citi’s customers, clients and communities it serves, are of the utmost importance. As the public health crisis has unfolded, Citi has continued to take proactive measures to preserve their well-being while maintaining its ability to serve customers and clients.

Citi Employees
•The majority of Citi employees around the world are working remotely.
•Citi is pursuing a slow and measured reentry to its sites and a rapid retreat where necessary based on medical data and local conditions.
•Citi is offering enhanced flexibility and paid time off for colleagues directly and indirectly impacted by the pandemic.
•Citi is providing additional health and well-being resources for colleagues.
•In the first quarter of 2020, Citi provided more than 75,000 colleagues globally with extra compensation, including a $1,000 special payment to eligible colleagues in the U.S.
•Citi is delivering a virtual summer internship program globally and has guaranteed full-time employment offers for those interns meeting minimum requirements in hub locations.
•Extra cleaning protocols and protective supplies have been put in place at Citi sites, branches and ATMs, and staff has been educated on preventive measures.

Citi Communities
Citi, the Citi Foundation and Citi colleagues are supporting those immediately impacted by the crisis through a variety of efforts. To date, Citi and the Citi Foundation have committed over $100 million in support of pandemic community relief efforts. As part of this commitment, Citi is donating the net profits earned through its participation in the Paycheck Protection Program to the Citi Foundation. Initial proceeds of $25 million have been donated to the Citi Foundation and will be used to expand its pandemic U.S. Small Business Relief Program to support efforts by Community Development Financial Institutions to serve small, diverse entrepreneurs who may not fully qualify for federal government stimulus funding.

Citi Consumer Loan Relief Programs
As previously disclosed, Citi was one of the first banks in the U.S. to announce assistance measures for pandemic-impacted customers. Citi has offered a wide array of programs for different types of products, providing short- and medium-term relief to customers as a result of the pandemic. The relief provided has been primarily in the form of payment deferrals and fee waivers. These consumer relief programs have primarily been provided to GCB customers, with a small portion of customers reported within Corporate/Other. For further information on Citi’s measures to support its customers and clients in response to the pandemic, see “COVID-19 Overview” in the First Quarter of 2020 10-Q.
The table below provides information on the number of loan modifications and the associated balances at enrollment for Citi’s pandemic consumer relief programs for the three months ended June 30, 2020, excluding troubled debt restructurings (see “Troubled Debt Restructuring (TDR) Relief” below).

	For the three months ended June 30, 2020
In millions of dollars, except number of loans modified	Number of loans modified	Enrollment balance(1)(2)	% of total loan portfolio(3)	Program details
North America
Credit cards	1,909,296	$6,920	5%	Waivers on late fees and deferral of minimum payments for two payment cycles
Residential first mortgages(4)	6,866	3,044	6	Extending existing payment deferral options and suspending foreclosures into the third quarter of 2020
Home equity loans(4)	4,289	536	6	Extending existing payment deferral options
Personal, small business and other(5)	16,626	259	5	Waivers on fees including non-Citi ATM fees and monthly service fees as well as minimum payment deferrals for up to two months
Total North America	1,937,077	$10,759	6%
International
Asia
Credit cards	859,696	$1,601	10%	Payment deferrals for up to three months, interest and fee waivers and reductions in minimum due payments
Residential first mortgages	44,947	3,334	10	Payment deferrals for up to 12 months, interest and fee waivers and reductions in minimum due payments
Personal, small business and other	169,162	1,368	5	Payment deferrals for up to three months for revolving products and overdrafts or up to 12 months for installment loans, interest and fee waivers and reductions in minimum due payments
Latin America
Credit cards	640,912	1,089	26	Minimum payment deferrals for up to six months, temporary interest rate reductions and waivers on certain fees
Residential first mortgages	19,363	716	21	Minimum payment deferrals for up to six months, temporary interest rate reductions and waivers on certain fees
Personal, small business and other	177,838	1,165	21	Minimum payment deferrals for up to six months, temporary interest rate reductions and waivers on certain fees
Total international	1,911,918	$9,273	10%
Total Consumer	3,848,995	$20,032	7%

(1) Reserves for these loans are calculated in accordance with the CECL standard.
(2) Enrollment balances represent the aggregate amounts enrolled during the second quarter of 2020. Ending balances as of June 30, 2020 may be lower.
(3) The percentage denominator is the total ending period loans balance for the respective product and region at June 30, 2020.
(4) Includes $183 million of residential first mortgage loans and $369 million of home equity loans reported in Corporate/Other.
(5) Includes $55 million of student loans reported in Corporate/Other.

As set forth in the table above, during the second quarter of 2020, consumer relief programs had more than 3.8 million loan modifications with approximately $20.0 billion of associated enrollment balances, excluding TDRs, representing approximately 7% of Citi’s total consumer loan balances.
In North America, credit card programs represented the largest volume of enrollments and loan balances. In the second quarter of 2020, approximately 45% of credit card customers made at least one payment during the time they were enrolled in the programs. In addition, Citi observed re-enrollment rates of 14% under these programs. As these credit card relief programs offered a deferral of minimum payments for two payment cycles, certain customers were able to complete the program before June 30, 2020. End-of-period loan balances for active enrolled customers as of June 30, 2020, were approximately $2.6 billion.
In Asia, auto-enrollment relief programs mandated by governments or regulators in Malaysia, Philippines and India programs represented the largest volume of enrollments and loan balances. These programs accounted for approximately 67% of total enrollments during the second quarter.
Approximately 43% of credit cards, personal installment loans and mortgage customers made at least one payment during the time they were enrolled in the programs.
In Mexico, Citi participated in a government-sponsored debt relief program that was available until May 15, 2020. The program provided customers with a payment deferral for principal and interest for a period of four to six months on various products. Eligible customers included those who were current (less than 30 days past due) as of February 28, 2020, and given there was no proof of hardship required to apply for the program the application process was made frictionless. As a result, most major banks experienced high enrollment rates associated with the program. Specifically, during the second quarter Citi received a large number of applications and associated enrollment balances that represented approximately 22% of Citi`s consumer lending portfolio in Mexico. Customer payment behavior under the program was largely driven by product type. Approximately 57% of customers enrolled in credit card programs made at least one payment during the month of June 2020.

Citi Corporate Loan Relief Programs
Citi has modified the contractual terms of corporate loans to certain borrowers impacted by the pandemic. These modifications consist primarily of deferrals in the payment of principal and/or interest that Citi has provided during the second quarter of 2020 in response to borrower requests, as well as those provided pursuant to government-mandated relief programs.
The table below shows Citi’s corporate loan modifications, excluding TDRs:

	June 30, 2020
In millions of dollars	Total credit exposure	Funded	Unfunded
Corporate loans	$3,781	$3,085	$696
Private bank loans	2,193	2,190	3
Total Corporate	$5,974	$5,275	$699

Citi’s Management of COVID-19 Pandemic Risks
Citi’s dedicated continuity of business and crisis management groups are managing Citi’s protocols in response to the pandemic. Among other things, the protocols address the prioritization of critical processing; ability of staff and third parties to support these processes from remote work locations; deployment of new hardware to support technology needs; and ongoing monitoring to assess controls and service levels. For additional information about Citi’s management of pandemic-related risks, see Citi’s First Quarter of 2020 Form 10-Q.
Citi expects that overall revenues in the near term, including GCB and ICG revenues, will likely continue to be adversely impacted by the lower interest rate environment as well as challenging macroeconomic and market conditions, including the effects related to the severity and duration of the pandemic as well as the responses of governments, customers and clients. In particular, each GCB region should continue to experience the adverse impacts from the pandemic on customer behavior, including lower purchase sales and loan volumes, while Latin America GCB is also likely to experience a more pronounced impact from macroeconomic weakness in Mexico. Citi also expects that ICG Markets and investment banking revenues should continue to reflect overall market conditions, including a normalization of business trends compared to the first half of 2020.
Citi’s operating expenses may be impacted by uncertainties related to the pandemic, including, among other things, the continued efforts to protect and support Citigroup’s employees and to support Citi’s customers and clients digitally.
Moreover, Citi, including GCB and ICG, expects to experience higher net credit losses on its existing portfolios going forward due to the pandemic. If Citi’s second quarter 2020 macro-economic forecast assumptions are realized, Citi does not expect significant additional reserve builds in the near term; however the overall level of reserves remains dependent on the evolving economic environment relative to this forecast, with a deterioration potentially having a significant impact on the movement of the ACL going forward. For additional information about significant risks to Citi from the pandemic, see “Risk Factors” below.

Balance Sheet and Other Items Related to the COVID-19 Pandemic
Balance Sheet Trends
As of June 30, 2020, Citi’s end-of-period balance sheet grew 12% from the prior-year period (14% excluding the impact of FX translation) and 1% sequentially (largely unchanged excluding the impact of FX translation), as it continued to support both its consumer and institutional clients. Loans were unchanged from the prior-year period (up 1% excluding the impact of FX translation), while deposits grew 18% (20% excluding the impact of FX translation), reflecting significant deposit growth in both GCB and ICG driven by the continued impact of the pandemic. For additional information, see “Liquidity Risk” below.

Impact of CECL on Citi’s Allowance for Credit Losses (ACL)
The table below shows the impact of Citi’s adoption of CECL as of January 1, 2020 and the ACL during the first and second quarters of 2020. For information on the drivers of Citi’s ACL build in the second quarter, see “Significant Account Policies and Significant Estimates—Allowance for Credit Losses” below. For additional information on Citi’s accounting policy on accounting for credit losses under CECL, see Note 14 to the Consolidated Financial Statements and Note 1 in Citi’s First Quarter of 2020 Form 10-Q.

	Allowance for credit losses (ACL)
In millions of dollars	Balance December 31, 2019	CECL transition impact	Build in first quarter of 2020	FX/Other in first quarter of 2020	Balance March 31, 2020	Build in second quarter of 2020	FX/Other in second quarter of 2020	Balance June 30, 2020	ACLL/EOP loans June 30, 2020(1)
Cards(1)	$8,419	$4,456	$2,420	$(215)	$15,080	$1,572	$50	$16,702	11.21%
All other GCB	1,200	566	413	(217)	1,962	388	36	2,386
Global Consumer Banking	$9,619	$5,022	$2,833	$(432)	$17,042	$1,960	$86	$19,088	7.00%
Institutional Clients Group	2,886	(717)	1,316	(34)	3,451	3,370	3	6,824	1.71
Corporate/Other	278	(104)	187	(13)	348	160	—	508
Allowance for credit losses on loans (ACLL)	$12,783	$4,201	$4,336	$(479)	$20,841	$5,490	$89	$26,420	3.89%
Allowance for credit losses on unfunded lending commitments	1,456	(194)	557	(6)	1,813	113	(67)	1,859
Other	—	96	2	32	130	79	8	217
Total allowance for credit losses (ACL)	$14,239	$4,103	$4,895	$(453)	$22,784	$5,682	$30	$28,496

(1) As of June 30, 2020, in North America GCB, Citi-branded cards ACLL/EOP loans was 10.1% and Citi retail services ACLL/EOP loans was 14.0%.

Accumulated Other Comprehensive Income (AOCI)
In the second quarter of 2020, Citi’s AOCI was a net after-tax loss of $0.8 billion, driven primarily by Citi’s own credit spreads narrowing, resulting in a $2.2 billion (after-tax) DVA loss on Citi’s debt accounted for under the fair value option. Net unrealized gains on AFS investment securities increased by $0.8 billion, driven by continued declines in interest rates. Currency fluctuations resulted in a $0.6 billion currency translation adjustment gain, driven by the weakening of the U.S. dollar against most currencies. The DVA loss does not have an impact on regulatory capital. For additional information on the components of Citi’s AOCI, see Note 17 to the Consolidated Financial Statements.

Common Stock Repurchases
As previously disclosed, on March 15, 2020, Citi joined other major U.S. banks in suspending stock repurchases to further bolster Citi’s capital and liquidity positions, in order to allow additional capacity to support clients in light of the pandemic. For additional information, see “Equity Security Repurchases” below.

Principal Transactions Revenues
Global trading markets experienced continued increases in volatility, trading volumes and movements in the second quarter of 2020. Citi’s principal transactions revenues, recorded in ICG, were $3.9 billion in the current quarter, an increase of $2.0 billion from the prior-year period. For additional information on Citi’s trading results, see “Institutional Clients Group” and Note 6 to the Consolidated Financial Statements.

Capital Plan Resubmission and Related Limitations on Capital Distributions
In June 2020, the Federal Reserve Board (FRB) determined that changes in financial markets and macroeconomic outlooks related to the COVID-19 pandemic could have a material effect on the risk profile and financial condition of each firm subject to its capital plan rule, and therefore require updated capital plans. Accordingly, the FRB is requiring each firm, including Citi, to update and resubmit its capital plan within 45 days after the FRB provides updated scenarios. The FRB also established temporary limitations on capital distributions during the third quarter of 2020, which may be extended by the FRB. Citi declared common dividends of $0.51 per share for the third quarter of 2020 on July 23, 2020, which would not be impacted by the Federal Reserve Board’s temporary limitations on capital distributions. For additional information about the capital plan resubmission and related limitations on capital distributions, see “Capital Resources” below.

Certain Key Government Actions in Support of the Economy

U.S. Government-Sponsored Liquidity Programs
During the first quarter of 2020, the FRB introduced several liquidity facilities in response to the funding market volatility caused by the pandemic. Citi has participated in several of the U.S. government-sponsored liquidity programs, including the Money Market Mutual Fund Liquidity Facility (MMLF), the Primary Dealer Credit Facility (PDCF) and Discount Window (DW) in order to facilitate client activity and support the FRB actions to provide additional liquidity into the market. Citi has also participated in the Paycheck Protection Program Lending Facility (PPPLF), which was established to facilitate lending under the SBA’s Paycheck Protection Program (see “Small Business Administration’s Paycheck Protection Program” below). The amounts Citi sourced from these facilities were not significant to Citi’s overall liquidity profile during the second quarter, which remains strong and highly liquid. For additional information about Citi’s liquidity resources, see “Managing Global Risk—Liquidity Risk” below.

U.S. Banking Agencies Regulatory Capital Relief
In response to the pandemic, during the first and second quarters of 2020, the U.S. banking agencies issued several interim final rules revising the current regulatory capital standards, to provide banking organizations with additional flexibility to support consumers and businesses. Those rules applicable to Citi include:

•Easing of capital distribution limits in the event of regulatory capital buffer breaches, which provides some flexibility to continue distributing capital under certain circumstances.
•Modification of the CECL transition provision to defer the January 1, 2020 capital impact to January 1, 2022 and to provide additional capital relief for ongoing increases in credit reserves. Citi’s reported Common Equity Tier 1 Capital ratio at June 30, 2020, reflecting the modified CECL transition provision, was 44 basis points higher than Citi’s Common Equity Tier 1 Capital ratio, reflecting the full impact of CECL on regulatory capital.
•Temporary Supplementary Leverage ratio (SLR) relief for bank holding companies, commencing in the second quarter of 2020, allowing Citigroup to temporarily expand its balance sheet by excluding U.S. Treasury securities and deposits with the FRB from the SLR denominator. Citigroup’s reported Supplementary Leverage ratio of 6.66% benefited 94 basis points during the second quarter of 2020 as a result of the temporary relief. Excluding the temporary relief, Citigroup’s Supplementary Leverage ratio would have been 5.72%, compared with a 5.0% effective minimum requirement.
•Assigning a 0% risk weight to loans originated under the
Paycheck Protection Program.

For additional information about regulatory capital relief provided by the U.S. banking agencies, see “Capital Resources” below.

Troubled Debt Restructuring (TDR) Relief
Under U.S. GAAP, banks are required to assess modifications to a loan’s terms for potential classification as a TDR. A loan to a borrower experiencing financial difficulty is classified as a TDR when a lender grants a concession that it would otherwise not consider, such as a payment deferral or interest concession. In order to encourage banks to work with impacted borrowers, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and U.S. banking agencies have provided relief from TDR accounting. The main benefits of TDR relief include a capital benefit in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; aging of the loans is frozen, i.e., they will continue to be reported in the same delinquency bucket they were in at the time of modification; and the loans are generally not reported as non-accrual during the modification period. The loans included in the modification programs are included in Citi’s reserving process under the CECL standard.

Small Business Administration’s Paycheck Protection Program
The Paycheck Protection Program (the Program) authorizes the origination of forgivable loans to small businesses to pay their employees during the pandemic. Loan terms are the same for all businesses. Among other programs, Citi is participating in the Payment Protection Program and has funded approximately $3.8 billion in loans as of June 30, 2020. Citi remains committed to supporting small businesses. The processing of loan forgiveness requests under the Program is expected to begin in the third quarter of 2020 and the timing for processing will determine whether there is significant forgiveness in the second half of 2020.

RISK FACTORS

Macroeconomic and Other Challenges and Uncertainties Related to the COVID-19 Pandemic Will Likely Continue to Have Negative Impacts on Citi’s Businesses and Results of Operations and Financial Condition.
The COVID-19 pandemic has spread globally, affecting all of the countries and jurisdictions where Citi operates. The pandemic has had, and will likely continue to have, negative impacts on Citi’s businesses, revenues, expenses, credit costs and overall results of operations and financial condition, which could be material. The pandemic and responses to it have had, and will likely continue to have, a severe impact on global economic conditions, although the impacts will likely vary from time to time by country, state or region, largely depending upon the duration and severity of the public health consequences and availability of any effective therapeutic or vaccine. These impacts to global economic conditions include, among others:

•sharply reduced U.S. and global economic output and employment, resulting in loss of employment and lower consumer spending, cards purchase sales and loan volumes;
•disruption of global supply chains;
•significant disruption and volatility in financial markets;
•temporary closures, reduced activity and failures of many businesses, leading to loss of revenues and net losses; and
•the institution of social distancing and restrictions on movement in and among the United States and other countries.

The extent of the pandemic’s impact on Citi’s financial performance and operations, including its ability to execute its business initiatives and strategies, will continue to depend on future developments in the U.S. and globally, which are uncertain and cannot be predicted, including the duration and further spread of the disease, as well as the severity of the economic downturn or any delay or weakness in the economic recovery. The impact will in part be dependent on government and other actions taken to lessen the health and economic repercussions, such as medical investments and advances, restrictions on movement of people, transportation and businesses, and the effectiveness of past and any future fiscal, monetary and other governmental actions. Ongoing legislative and regulatory changes in the U.S. and globally to address the economic impact from the pandemic, such as consumer and corporate relief measures, could further affect Citi’s businesses, credit costs and results. Citi could also face challenges, including legal and reputational, and scrutiny in its implementation of and ongoing efforts to provide these relief measures. Such implementations and efforts have resulted in, and may continue to result in, litigation, including class actions, or regulatory and government actions and proceedings. Such actions may result in judgments, settlements, penalties and fines adverse to Citi. In addition, the different types of government actions could vary in scale and duration across jurisdictions and regions with varying degrees of effectiveness.

The impact of the pandemic on Citi’s consumer and corporate borrowers will also vary by region, sector or industry, with some borrowers experiencing greater stress levels, which could lead to increased pressure on the results of operations and financial condition of such borrowers, increased borrowings or credit ratings downgrades, thus likely leading to higher credit costs. In addition, stress levels ultimately experienced by Citi’s borrowers may be different from and more intense than assumptions made in earlier estimates or models used by Citi during or prior to the emergence of the pandemic, resulting in a further increase in Citi’s allowance for credit losses or net credit losses.
The pandemic may not be sufficiently contained for an extended period of time, due to a further emergence or re-emergence of widespread infections. A prolonged health crisis could continue to reduce economic activity in the U.S. and other countries, resulting in a further decline in employment and business and consumer confidence. These factors could further negatively impact global economic activity and Citi’s consumer customers and corporate clients; cause a continued decline in Citi’s revenues and the demand for its products and services; lead to a prolonged period of lower interest rates; and further increase Citi’s credit and other costs. These factors could also cause a continued increase in Citi’s balance sheet, risk-weighted assets and allowance for credit loss reserves, resulting in a decline in regulatory capital ratios or liquidity measures, as well as regulatory demands for higher capital levels and/or reductions in capital distributions. Moreover, any disruption or failure of Citi’s performance of, or its ability to perform, key business functions, as a result of the continued spread of COVID-19 or otherwise, could adversely affect Citi’s operations.
Any disruption to, breaches of or attacks on Citi’s information technology systems, including from cyber incidents, could have adverse effects on Citi’s businesses. These systems are supporting a substantial portion of Citi’s employees who have been affected by local pandemic restrictions and have been forced to work remotely. In addition, these systems interface with and depend on third-party systems, and Citi could experience service denials or disruptions if demand for such systems were to exceed capacity or if a third-party system fails or experiences any interruptions. Citi has also taken measures to maintain the health and safety of its employees; however, these measures could result in increased expenses, and widespread illness could negatively affect staffing within certain functions, businesses or geographies. In addition, Citi’s ability to recruit, hire and onboard employees in key areas could be negatively impacted by global pandemic restrictions.
Further, it is unclear how the macroeconomic business environment or societal norms may be impacted after the pandemic. The post-pandemic environment may undergo unexpected developments or changes in financial markets, the fiscal, tax and regulatory environments and consumer customer and corporate client behavior. These developments and changes could have an adverse impact on Citi’s results of operations and financial condition. Ongoing business and regulatory uncertainties and changes may make Citi’s longer-

term business, balance sheet and budget planning more difficult or costly. Citi, its management and its businesses may also experience increased or different competitive and other challenges in this environment. To the extent that it is not able to adapt or compete effectively, Citi could experience loss of business and its results of operations and financial condition could suffer.
For additional information about trends, uncertainties and risks related to the pandemic, as well as Citi’s management of pandemic-related risks, see “COVID-19 Pandemic Overview” above.
For information about the other most significant risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition, which could be exacerbated or realized by the pandemic-related risks discussed above, see “Risk Factors” in Citi’s 2019 Annual Report on Form 10-K.

This page intentionally left blank.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per share amounts	2020	2019	% Change	2020	2019	% Change
Net interest revenue	$11,080	$11,950	(7)%	$22,572	$23,709	(5)%
Non-interest revenue	8,686	6,808	28	17,925	13,625	32
Revenues, net of interest expense	$19,766	$18,758	5%	$40,497	$37,334	8%
Operating expenses	10,415	10,500	(1)	21,009	21,084	—
Provisions for credit losses and for benefits and claims	7,903	2,093	NM	14,930	4,073	NM
Income (loss) from continuing operations before income taxes	$1,448	$6,165	(77)%	$4,558	$12,177	(63)%
Income taxes	131	1,373	(90)	707	2,648	(73)
Income from continuing operations	$1,317	$4,792	(73)%	$3,851	$9,529	(60)%
Income (loss) from discontinued operations, net of taxes	(1)	17	NM	(19)	15	NM
Net income before attribution of noncontrolling interests	$1,316	$4,809	(73)%	$3,832	$9,544	(60)%
Net income attributable to noncontrolling interests	—	10	(100)	(6)	35	NM
Citigroup’s net income	$1,316	$4,799	(73)%	$3,838	$9,509	(60)%
Earnings per share
Basic
Income from continuing operations	$0.51	$1.94	(74)%	$1.57	$3.81	(59)%
Net income	0.51	1.95	(74)	1.56	3.82	(59)
Diluted
Income from continuing operations	$0.51	$1.94	(74)%	$1.57	$3.81	(59)%
Net income	0.50	1.95	(74)	1.56	3.82	(59)
Dividends declared per common share	0.51	0.45	13	1.02	0.90	13
Common dividends	$1,071	$1,041	3%	$2,152	$2,116	2%
Preferred dividends(1)	253	296	(15)	544	558	(3)
Common share repurchases	—	3,575	(100)	2,925	7,630	(62)

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Second Quarter			Six Months
	2020	2019	% Change	2020	2019	% Change
At June 30:
Total assets	$2,232,715	$1,988,226	12%
Total deposits	1,233,660	1,045,607	18
Long-term debt	279,775	252,189	11
Citigroup common stockholders’ equity	173,642	179,379	(3)
Total Citigroup stockholders’ equity	191,622	197,359	(3)
Average assets	2,266,610	1,979,124	15	2,173,165	$1,959,271	11%
Direct staff (in thousands)	204	200	2
Performance metrics
Return on average assets	0.23%	0.97%		0.36%	0.98%
Return on average common stockholders’ equity(2)	2.4	10.1		3.8	10.2
Return on average total stockholders’ equity(2)	2.7	9.8		4.0	9.8
Return on tangible common equity (RoTCE)(3)	2.9	11.9		4.5	11.9
Efficiency ratio (total operating expenses/total revenues)	52.7	56.0		51.9	56.5
Basel III ratios
Common Equity Tier 1 Capital(4)	11.59%	11.89%
Tier 1 Capital(4)	13.08	13.40
Total Capital(4)	15.56	16.33
Supplementary Leverage ratio	6.66	6.36
Citigroup common stockholders’ equity to assets	7.78%	9.02%
Total Citigroup stockholders’ equity to assets	8.58	9.93
Dividend payout ratio(5)	100.8	23.1		65.4%	23.6%
Total payout ratio(6)	100.8	102.5		154.1	108.9
Book value per common share	$83.41	$79.40	5%
Tangible book value (TBV) per share(3)	71.15	67.64	5
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
(4) Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Advanced Approaches framework as of June 30, 2020 and the Basel III Standardized Approach as of June 30, 2019, whereas Citi’s reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework for all periods presented. This reflects the U.S. Basel III requirement to report the lower of risk-based capital ratios under both the Standardized Approach and Advanced Approaches in accordance with the Collins Amendment of the Dodd-Frank Act.
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
NM Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	Second Quarter			Six Months
In millions of dollars	2020	2019	% Change	2020	2019	% Change
Income (loss) from continuing operations
Global Consumer Banking
North America	$(459)	$663	NM	$(1,369)	$1,370	NM
Latin America	18	234	(92)%	(18)	450	NM
Asia(1)	43	404	(89)	234	801	(71)%
Total	$(398)	$1,301	NM	$(1,153)	$2,621	NM
Institutional Clients Group
North America	$660	$1,050	(37)%	$1,556	$1,798	(13)%
EMEA	493	1,005	(51)	1,528	2,130	(28)
Latin America	(194)	519	NM	332	1,059	(69)
Asia	921	851	8	2,090	1,850	13
Total	$1,880	$3,425	(45)%	$5,506	$6,837	(19)%
Corporate/Other	(165)	66	NM	(502)	71	NM
Income from continuing operations	$1,317	$4,792	(73)%	$3,851	$9,529	(60)%
Discontinued operations	$(1)	$17	NM	$(19)	$15	NM
Less: Net income attributable to noncontrolling interests	—	10	(100)%	(6)	35	NM
Citigroup’s net income	$1,316	$4,799	(73)%	$3,838	$9,509	(60)%

(1) Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	Second Quarter			Six Months
In millions of dollars	2020	2019	% Change	2020	2019	% Change
Global Consumer Banking
North America	$4,742	$4,966	(5)%	$9,966	$9,966	—%
Latin America	1,050	1,320	(20)	2,249	2,592	(13)
Asia(1)	1,547	1,847	(16)	3,298	3,665	(10)
Total	$7,339	$8,133	(10)%	$15,513	$16,223	(4)%
Institutional Clients Group
North America	$4,987	$3,632	37%	$9,934	$6,901	44%
EMEA	3,392	2,960	15	6,862	6,130	12
Latin America	1,207	1,307	(8)	2,625	2,575	2
Asia	2,551	2,156	18	5,200	4,467	16
Total	$12,137	$10,055	21%	$24,621	$20,073	23%
Corporate/Other	290	570	(49)	363	1,038	(65)
Total Citigroup net revenues	$19,766	$18,758	5%	$40,497	$37,334	8%
(1) Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

SEGMENT BALANCE SHEET(1)—JUNE 30, 2020

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$6,516	$77,945	$225,312	$—	$309,773
Securities borrowed and purchased under agreements to resell, net of allowance	131	282,489	297	—	282,917
Trading account assets	2,505	348,212	11,594	—	362,311
Investments, net of allowance	991	132,393	299,869	—	433,253
Loans, net of unearned income and allowance for credit losses on loans	253,512	397,376	7,984	—	658,872
Other assets, net of allowance	36,593	108,587	40,409	—	185,589
Net inter-segment liquid assets(4)	122,633	369,317	(491,950)	—	—
Total assets	$422,881	$1,716,319	$93,515	$—	$2,232,715
Liabilities and equity
Total deposits	$314,501	$908,361	$10,798	$—	$1,233,660
Securities loaned and sold under agreements to repurchase	609	215,108	5	—	215,722
Trading account liabilities	1,848	147,013	403	—	149,264
Short-term borrowings	291	27,866	11,999	—	40,156
Long-term debt(3)	1,326	70,658	38,755	169,036	279,775
Other liabilities, net of allowance	17,593	81,612	22,631	—	121,836
Net inter-segment funding (lending)(3)	86,713	265,701	8,244	(360,658)	—
Total liabilities	$422,881	$1,716,319	$92,835	$(191,622)	$2,040,413
Total stockholders’ equity(5)	—	—	680	191,622	192,302
Total liabilities and equity	$422,881	$1,716,319	$93,515	$—	$2,232,715

(1)The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of June 30, 2020. The respective segment information depicts the assets and liabilities managed by each segment as of such date.
(2)Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within Corporate/Other.
(3)The total stockholders’ equity and the majority of long-term debt of Citigroup reside on the Citigroup parent company balance sheet. Citigroup allocates stockholders’ equity and long-term debt to its businesses through inter-segment allocations as shown above.
(4)Represents the attribution of Citigroup’s liquid assets (primarily consisting of cash, marketable equity securities and available-for-sale debt securities) to the various businesses based on Liquidity Coverage ratio (LCR) assumptions.
(5)Corporate/Other equity represents noncontrolling interests.

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,327 branches in 19 countries and jurisdictions as of June 30, 2020. At June 30, 2020, GCB had $423 billion in assets and $315 billion in retail banking deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2020	2019	% Change	2020	2019	% Change
Net interest revenue	$6,534	$6,957	(6)%	$13,606	$13,897	(2)%
Non-interest revenue	805	1,176	(32)	1,907	2,326	(18)
Total revenues, net of interest expense	$7,339	$8,133	(10)%	$15,513	$16,223	(4)%
Total operating expenses	$4,013	$4,471	(10)%	$8,381	$8,887	(6)%
Net credit losses on loans	$1,887	$1,870	1%	$3,870	$3,738	4%
Credit reserve build (release) for loans	1,960	94	NM	4,789	190	NM
Provision (release) for credit losses on unfunded lending commitments	—	—	—	(1)	(3)	67
Provisions for benefits and claims, HTM debt securities and other assets	38	19	100	58	31	87
Provisions for credit losses and for benefits and claims (PBC)	$3,885	$1,983	96%	$8,716	$3,956	NM
Income (loss) from continuing operations before taxes	$(559)	$1,679	NM	$(1,584)	$3,380	NM
Income taxes (benefits)	(161)	378	NM	(431)	759	NM
Income (loss) from continuing operations	$(398)	$1,301	NM	$(1,153)	$2,621	NM
Noncontrolling interests	(2)	1	NM	(3)	1	NM
Net income (loss)	$(396)	$1,300	NM	$(1,150)	$2,620	NM
Balance Sheet data and ratios (in billions of dollars)
EOP assets	$423	$390	8%
Average assets	418	384	9	$412	$382	8%
Return on average assets	(0.38)%	1.36%		(0.56)%	1.38%
Efficiency ratio	55	55		54	55
Average retail banking deposits	$301.9	$275.2	10	$296.0	$273.0	8
Net credit losses as a percentage of average loans	2.80%	2.68%		2.77%	2.69%
Revenue by business
Retail banking	$2,836	$3,202	(11)%	$5,882	$6,308	(7)%
Cards(1)	4,503	4,931	(9)	9,631	9,915	(3)
Total	$7,339	$8,133	(10)%	$15,513	$16,223	(4)%
Income (loss) from continuing operations by business
Retail banking	$71	$517	(86)%	$191	$926	(79)%
Cards(1)	(469)	784	NM	(1,344)	1,695	NM
Total	$(398)	$1,301	NM	$(1,153)	$2,621	NM
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$7,339	$8,133	(10)%	$15,513	$16,223	(4)%
Impact of FX translation(2)	—	(228)		—	(343)
Total revenues—ex-FX(3)	$7,339	$7,905	(7)%	$15,513	$15,880	(2)%
Total operating expenses—as reported	$4,013	$4,471	(10)%	$8,381	$8,887	(6)%
Impact of FX translation(2)	—	(121)		—	(186)
Total operating expenses—ex-FX(3)	$4,013	$4,350	(8)%	$8,381	$8,701	(4)%
Total provisions for credit losses and PBC—as reported	$3,885	$1,983	96%	$8,716	$3,956	NM
Impact of FX translation(2)	—	(57)		—	(83)
Total provisions for credit losses and PBC—ex-FX(3)	$3,885	$1,926	NM	$8,716	$3,873	NM
Net income—as reported	$(396)	$1,300	NM	$(1,150)	$2,620	NM
Impact of FX translation(2)	—	(33)		—	(49)
Net income—ex-FX(3)	$(396)	$1,267	NM	$(1,150)	$2,571	NM
(1)Includes both Citi-branded cards and Citi retail services.
(2)Reflects the impact of FX translation into U.S. dollars at the second quarter of 2020 and year-to-date 2020 average exchange rates for all periods presented.
(3)Presentation of this metric excluding FX translation is a non-GAAP financial measure.
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
At June 30, 2020, North America GCB had 687 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of June 30, 2020, North America GCB had $53.1 billion in retail banking loans and $180.5 billion in retail banking deposits. In addition, North America GCB had $128.0 billion in outstanding card loan balances.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2020	2019	% Change	2020	2019	% Change
Net interest revenue	$4,707	$4,869	(3)%	$9,743	$9,766	—%
Non-interest revenue	35	97	(64)	223	200	12
Total revenues, net of interest expense	$4,742	$4,966	(5)%	$9,966	$9,966	—%
Total operating expenses	$2,346	$2,621	(10)%	$4,882	$5,193	(6)%
Net credit losses on loans	$1,484	$1,417	5%	$3,010	$2,825	7%
Credit reserve build for loans	1,499	81	NM	3,861	199	NM
Provision (release) for credit losses on unfunded lending commitments	—	—	—	(1)	(3)	67
Provisions for benefits and claims, HTM debt securities and other assets	19	6	NM	24	12	100
Provisions for credit losses and for benefits and claims	$3,002	$1,504	100%	$6,894	$3,033	NM
Income (loss) from continuing operations before taxes	$(606)	$841	NM	$(1,810)	$1,740	NM
Income taxes (benefits)	(147)	178	NM	(441)	370	NM
Income (loss) from continuing operations	$(459)	$663	NM	$(1,369)	$1,370	NM
Noncontrolling interests	—	—	—%	—	—	—%
Net income (loss)	$(459)	$663	NM	$(1,369)	$1,370	NM
Balance Sheet data and ratios (in billions of dollars)
Average assets	$264	$229	15%	$255	$228	12%
Return on average assets	(0.70)%	1.16%		(1.08)%	1.21%
Efficiency ratio	49	53		49	52
Average retail banking deposits	$172.5	$151.6	14	$166.9	$150.6	11
Net credit losses as a percentage of average loans	3.30%	3.07%		3.23%	3.07%
Revenue by business
Retail banking	$1,122	$1,159	(3)%	$2,252	$2,290	(2)%
Citi-branded cards	2,218	2,197	1	4,565	4,392	4
Citi retail services	1,402	1,610	(13)	3,149	3,284	(4)
Total	$4,742	$4,966	(5)%	$9,966	$9,966	—%
Income (loss) from continuing operations by business
Retail banking	$(82)	$56	NM	$(155)	$77	NM
Citi-branded cards	(381)	364	NM	(910)	746	NM
Citi retail services	4	243	(98)%	(304)	547	NM
Total	$(459)	$663	NM	$(1,369)	$1,370	NM
NM Not meaningful

2Q20 vs. 2Q19
Net loss was $459 million in the second quarter of 2020, compared to Net income of $663 million in the prior-year period, reflecting significantly higher cost of credit and lower revenues, partially offset by lower expenses.
Revenues decreased 5%, as growth in Citi-branded cards was more than offset by lower revenues in both Citi retail services and retail banking, primarily reflecting the impact of the COVID-19 pandemic..
Retail banking revenues decreased 3%, as the benefit of stronger deposit volumes and improvement in mortgage revenues were more than offset by lower deposit spreads, reflecting lower interest rates. Average deposits increased 14%, driven by a combination of factors including the delay of tax payments, government stimulus payments and a reduction in overall consumer spending related to the pandemic, as well as continued strategic efforts to drive organic growth.
Cards revenues decreased 5%. Citi-branded cards revenues increased 1%, as lower purchase sales and lower average loans were more than offset by a favorable mix shift toward interest-earning balances, which supported net interest revenues. Average loans decreased 7% and purchase sales decreased 21%, reflecting the impact of the pandemic on customer behavior.
Citi retail services revenues decreased 13%, primarily reflecting lower average loans and higher contractual partner payments. Average loans were down 6% and purchase sales declined 25%, reflecting the impact of the pandemic on customer behavior and partner store closures.
Expenses decreased 10%, as efficiency savings and reductions in marketing and other discretionary expenses as well as lower volume-related costs more than offset incremental pandemic-related expenses.
Provisions of $3.0 billion increased $1.5 billion from the prior-year period, driven by a higher allowance for credit loss (ACL) build as well as higher net credit losses. Net credit losses increased 5%, primarily driven by higher net credit losses in Citi-branded cards (up 10% to $795 million), reflecting seasoning in the portfolio, while Citi retail services net credit losses were largely unchanged. The ACL build in the second quarter was $1.5 billion, reflecting a deterioration in Citi’s macroeconomic outlook, primarily driven by the pandemic, on estimated lifetime credit losses under CECL (compared to a build of $81 million in the prior-year period under prior accounting standards), partially offset by the impact of a change in accounting for third-party collection fees (see “Significant Accounting Policies and Significant Estimates” below).
For additional information on North America GCB’s retail banking, and its Citi-branded cards and Citi retail services portfolios, see “Credit Risk—Consumer Credit” below.
For additional information on CECL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1 and 14 to the Consolidated Financial Statements.
For additional information about trends, uncertainties and risks related to the pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above.

2020 YTD vs. 2019 YTD
Year-to-date, North America GCB experienced similar trends to those described above. Net loss was $1.4 billion, compared to Net income of $1.4 billion in the prior-year period, as significantly higher cost of credit was partially offset by lower expenses.
Revenues were largely unchanged, as higher revenues in Citi-branded cards were offset by lower revenues in both Citi retail services and retail banking. Retail banking revenues decreased 2%, driven by the same factors described above. Cards revenues were largely unchanged. In Citi-branded cards, revenues increased 4%, driven by the same factors described above. Citi retail services revenues decreased 4%, driven by the same factors described above.
Expenses decreased 6%, driven by the same factors described above.
Provisions of $6.9 billion increased $3.9 billion from the prior-year period, driven by the same factors described above.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking and Citi-branded card products to retail and small business customers in Mexico through Citibanamex, one of Mexico’s largest banks.
At June 30, 2020, Latin America GCB had 1,406 retail branches in Mexico, with $9.0 billion in retail banking loans and $21.5 billion in deposits. In addition, the business had $4.2 billion in outstanding card loan balances.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2020	2019	% Change	2020	2019
Net interest revenue	$755	$918	(18)%	$1,642	$1,795	(9)%
Non-interest revenue	295	402	(27)	607	797	(24)
Total revenues, net of interest expense	$1,050	$1,320	(20)%	$2,249	$2,592	(13)%
Total operating expenses	$604	$704	(14)%	$1,303	$1,377	(5)%
Net credit losses on loans	$209	$279	(25)%	$486	$575	(15)%
Credit reserve build (release) for loans	202	3	NM	467	1	NM
Provision for credit losses on unfunded lending commitments	—	—	—	—	—	—
Provisions for benefits and claims, HTM debt securities and other assets	16	13	23	31	19	63
Provisions for credit losses and for benefits and claims (PBC)	$427	$295	45%	$984	$595	65%
Income (loss) from continuing operations before taxes	$19	$321	(94)%	$(38)	$620	NM
Income taxes (benefits)	1	87	(99)	(20)	170	NM
Income (loss) from continuing operations	$18	$234	(92)%	$(18)	$450	NM
Net income (loss)	$18	$234	(92)%	$(18)	$450	NM
Balance Sheet data and ratios (in billions of dollars)
Average assets	$30	$34	(12)%	$33	$34	(3)%
Return on average assets	0.24%	2.76%		(0.11)%	2.67%
Efficiency ratio	58	53		58	53
Average deposits	$20.6	$22.8	(10)	$21.8	$22.8	(4)
Net credit losses as a percentage of average loans	6.27%	6.54%		6.47%	6.74%
Revenue by business
Retail banking	$705	$903	(22)%	$1,488	$1,802	(17)%
Citi-branded cards	345	417	(17)	761	790	(4)
Total	$1,050	$1,320	(20)%	$2,249	$2,592	(13)%
Income (loss) from continuing operations by business
Retail banking	$(2)	$164	NM	$(25)	$325	NM
Citi-branded cards	20	70	(71)%	7	125	(94)%
Total	$18	$234	(92)%	$(18)	$450	NM
FX translation impact
Total revenues—as reported	$1,050	$1,320	(20)%	$2,249	$2,592	(13)%
Impact of FX translation(1)	—	(193)		—	(266)
Total revenues—ex-FX(2)	$1,050	$1,127	(7)%	$2,249	$2,326	(3)%
Total operating expenses—as reported	$604	$704	(14)%	$1,303	$1,377	(5)%
Impact of FX translation(1)	—	(97)		—	(132)
Total operating expenses—ex-FX(2)	$604	$607	—%	$1,303	$1,245	5%
Provisions for credit losses and PBC—as reported	$427	$295	45%	$984	$595	65%
Impact of FX translation(1)	—	(52)		—	(70)
Provisions for credit losses and PBC—ex-FX(2)	$427	$243	76%	$984	$525	87%
Net income (loss)—as reported	$18	$234	(92)%	$(18)	$450	NM
Impact of FX translation(1)	—	(31)		—	(44)
Net income (loss)—ex-FX(2)	$18	$203	(91)%	$(18)	$406	NM
(1)Reflects the impact of FX translation into U.S. dollars at the second quarter of 2020 and year-to-date 2020 average exchange rates for all periods presented.
(2)Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q20 vs. 2Q19
Net income decreased 91%, reflecting significantly higher cost of credit and lower revenues, while expenses were largely unchanged.
Revenues decreased 7%, reflecting lower retail banking and cards revenues, largely reflecting the impact of the pandemic.
Retail banking revenues decreased 8%, driven by a decline in loan volumes and lower deposit spreads, partially offset by deposit growth. Average deposits were up 9%, while average loans decreased 4% reflecting the ongoing slowdown in overall economic growth and industry volumes in Mexico, in addition to the impact of the pandemic.
Cards revenues decreased 4%, primarily driven by lower purchase sales (down 34%) and lower average loans (down 7%), reflecting the impact of the pandemic on customer behavior.
Expenses were largely unchanged, as efficiency savings were offset by ongoing investment spending and episodic items.
Provisions of $427 million increased $184 million from the prior-year period, driven by a higher allowance for credit loss (ACL) build, partially offset by lower net credit losses. Net credit losses decreased 11%, primarily driven by lower average loans. The ACL build in the second quarter was $202 million, reflecting a deterioration in Citi’s macroeconomic outlook, primarily driven by the pandemic, on estimated lifetime credit losses under CECL (compared to no build in the prior-year period under prior accounting standards).
For additional information on Latin America GCB’s retail banking and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information on CECL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1 and 14 to the Consolidated Financial Statements.
For additional information about trends, uncertainties and risks related to the pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above.

2020 YTD vs. 2019 YTD
Net loss was $18 million, compared to Net income of $406 million in the prior-year period, reflecting significantly higher cost of credit, lower revenues and higher expenses.
Revenues decreased 3%. Excluding the impact of a residual gain (approximately $30 million) in the prior-year period on the sale of an asset management business, revenues decreased 2%, as lower revenues in retail banking were partially offset by higher cards revenues. Retail banking revenues decreased 6% (excluding the gain on sale in the prior-year period), driven by the same factors described above. Cards revenues increased 7%, primarily driven by improved spreads.
Expenses increased 5%, as ongoing investment spending and episodic items were partially offset by efficiency savings.
Provisions of $984 million increased 87% from the prior-year period, driven by the same factors described above.

ASIA GCB
Asia GCB provides traditional retail banking and Citi-branded card products to retail and small business customers. During the second quarter of 2020, Asia GCB’s most significant revenues in Asia were from Hong Kong, Singapore, South Korea, Taiwan, Australia, India, Philippines, Thailand, Indonesia and China. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily the United Arab Emirates, Russia and Poland.
At June 30, 2020, on a combined basis, the businesses had 234 retail branches, $61.5 billion in retail banking loans and $112.5 billion in deposits. In addition, the businesses had $16.8 billion in outstanding card loan balances.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted(1)	2020	2019	% Change	2020	2019
Net interest revenue	$1,072	$1,170	(8)%	$2,221	$2,336	(5)%
Non-interest revenue	475	677	(30)	1,077	1,329	(19)
Total revenues, net of interest expense	$1,547	$1,847	(16)%	$3,298	$3,665	(10)%
Total operating expenses	$1,063	$1,146	(7)%	$2,196	$2,317	(5)%
Net credit losses on loans	$194	$174	11%	$374	$338	11%
Credit reserve build (release) for loans	259	10	NM	461	(10)	NM
Provisions for HTM debt securities and other assets	3	—	—	3	—	—
Provisions for credit losses	$456	$184	NM	$838	$328	NM
Income from continuing operations before taxes	$28	$517	(95)%	$264	$1,020	(74)%
Income taxes	(15)	113	NM	30	219	(86)
Income from continuing operations	$43	$404	(89)%	$234	$801	(71)%
Noncontrolling interests	(2)	1	NM	(3)	1	NM
Net income	$45	$403	(89)%	$237	$800	(70)%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$124	$121	2%	$125	$121	3%
Return on average assets	0.15%	1.34%		0.38%	1.33%
Efficiency ratio	69	62		67	63
Average deposits	$108.8	$100.8	8	$107.4	$100.1	7
Net credit losses as a percentage of average loans	1.01%	0.90%		0.96%	0.88%
Revenue by business
Retail banking	$1,009	$1,140	(11)%	$2,142	$2,216	(3)%
Citi-branded cards	538	707	(24)	1,156	1,449	(20)
Total	$1,547	$1,847	(16)%	$3,298	$3,665	(10)%
Income from continuing operations by business
Retail banking	$155	$297	(48)%	$371	$524	(29)%
Citi-branded cards	(112)	107	NM	(137)	277	NM
Total	$43	$404	(89)%	$234	$801	(71)%
FX translation impact
Total revenues—as reported	$1,547	$1,847	(16)%	$3,298	$3,665	(10)%
Impact of FX translation(2)	—	(35)		—	(77)
Total revenues—ex-FX(3)	$1,547	$1,812	(15)%	$3,298	$3,588	(8)%
Total operating expenses—as reported	$1,063	$1,146	(7)%	$2,196	$2,317	(5)%
Impact of FX translation(2)	—	(24)		—	(54)
Total operating expenses—ex-FX(3)	$1,063	$1,122	(5)%	$2,196	$2,263	(3)%
Provisions for credit losses—as reported	$456	$184	NM	$838	$328	NM
Impact of FX translation(2)	—	(5)		—	(13)
Provisions for credit losses—ex-FX(3)	$456	$179	NM	$838	$315	NM
Net income—as reported	$45	$403	(89)%	$237	$800	(70)%
Impact of FX translation(2)	—	(2)		—	(5)
Net income—ex-FX(3)	$45	$401	(89)%	$237	$795	(70)%

(1) Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2) Reflects the impact of FX translation into U.S. dollars at the second quarter of 2020 and year-to-date 2020 average exchange rates for all periods presented.
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

2Q20 vs. 2Q19
Net income decreased 89%, reflecting significantly higher cost of credit and lower revenues, partially offset by lower expenses.
Revenues decreased 15%, reflecting lower cards and retail banking revenues, largely reflecting the impact of the pandemic.
Retail banking revenues decreased 10%, primarily driven by lower deposit spreads due to spread compression and lower insurance revenues, as well as a small one-time gain in the prior-year period, partially offset by stronger deposit volumes and higher retail lending revenue. Average deposits increased 10% and average loans increased 5%. Assets under management declined 4%, reflecting the impact of market movements, while investment sales increased 18%. Retail lending revenues increased 8%, reflecting growth in both personal loans and mortgages.
Cards revenues decreased 22%, primarily driven by lower purchase sales (down 29%) and lower average loans (down 9%), reflecting the impact of the pandemic on customer behavior, specifically from lower travel spend in the region, given Citi’s skew to an affluent client base and a greater proportion of fee revenues coming from travel-related interchange and foreign transaction fees.
Expenses decreased 5%, as efficiency savings, lower marketing and other discretionary expenses and lower volume-related costs more than offset ongoing investment spending.
Provisions of $456 million increased $277 million from the prior-year period, driven by a higher allowance for credit losses (ACL) build as well as higher net credit losses. Net credit losses increased 15%, as lockdowns and the deterioration in the macro-environment impacted credit performance. The ACL build in the second quarter was $259 million, reflecting a deterioration in Citi’s macroeconomic outlook, primarily driven by the pandemic, on estimated lifetime credit losses under CECL (compared to a build of $9 million in the prior-year period under prior accounting standards).
For additional information on Asia GCB’s retail banking portfolios and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information on CECL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1 and 14 to the Consolidated Financial Statements.
For additional information about trends, uncertainties and risks related to the pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above.

2020 YTD vs. 2019 YTD
Year-to-date, Asia GCB experienced similar trends to those described above. Net income decreased 70%, driven by the same factors described above.
Revenues decreased 8%, driven by a decline in both retail banking and cards revenues. Retail banking revenues decreased 1%, as growth in deposits and higher fees on investments and foreign currency transactions due to higher volumes and volatility were more than offset by lower deposit spreads, insurance revenues and the one-time gain in the prior-year period. Cards revenues decreased 18%, driven by the same factors described above, as well as a small one-time gain in the prior-year period.
Expenses decreased 3%, driven by the same factors described above.
Provisions of $838 million increased $523 million from the prior-year period, driven by the same factors described above.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 97 countries and jurisdictions. At June 30, 2020, ICG had $1.7 trillion in assets and $908 billion in deposits, while two of its businesses—securities services and issuer services—managed $20.4 trillion in assets under custody compared to $20.3 trillion at December 31, 2019 and $18.7 trillion at March 31, 2020.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2020	2019	% Change	2020	2019
Commissions and fees	$1,027	$1,079	(5)%	$2,249	$2,233	1%
Administration and other fiduciary fees	684	709	(4)	1,375	1,392	(1)
Investment banking	1,526	1,101	39	2,757	2,214	25
Principal transactions	3,909	1,936	NM	9,268	4,574	NM
Other(1)	419	721	(42)	305	1,001	(70)
Total non-interest revenue	$7,565	$5,546	36%	$15,954	$11,414	40%
Net interest revenue (including dividends)	4,572	4,509	1	8,667	8,659	—
Total revenues, net of interest expense	$12,137	$10,055	21%	$24,621	$20,073	23%
Total operating expenses	$5,933	$5,548	7%	$11,743	$11,167	5%
Net credit losses on loans	$324	$91	NM	$451	$169	NM
Credit reserve build (release) for loans	3,370	52	NM	4,686	(22)	NM
Provision for credit losses on unfunded lending commitments	107	(11)	NM	660	17	NM
Provisions for credit losses for HTM debt securities and other assets	53	—	NM	61	—	NM
Provisions for credit losses	$3,854	$132	NM	$5,858	$164	NM
Income from continuing operations before taxes	$2,350	$4,375	(46)%	$7,020	$8,742	(20)%
Income taxes	470	950	(51)	1,514	1,905	(21)
Income from continuing operations	$1,880	$3,425	(45)%	$5,506	$6,837	(19)%
Noncontrolling interests	5	10	(50)	4	21	(81)
Net income	$1,875	$3,415	(45)%	$5,502	$6,816	(19)%
Balance Sheet data and ratios (in billions of dollars)
EOP assets (in billions of dollars)	$1,716	$1,501	14%
Average assets (in billions of dollars)	1,756	1,497	17	$1,668	$1,479	13%
Return on average assets	0.43%	0.91%		0.66%	0.93%
Efficiency ratio	49	55		48	56
Revenues by region
North America	$4,987	$3,632	37%	$9,934	$6,901	44%
EMEA	3,392	2,960	15	6,862	6,130	12
Latin America	1,207	1,307	(8)	2,625	2,575	2
Asia	2,551	2,156	18	5,200	4,467	16
Total	$12,137	$10,055	21%	$24,621	$20,073	23%
Income from continuing operations by region
North America	$660	$1,050	(37)%	$1,556	$1,798	(13)%
EMEA	493	1,005	(51)	1,528	2,130	(28)
Latin America	(194)	519	NM	332	1,059	(69)
Asia	921	851	8	2,090	1,850	13
Total	$1,880	$3,425	(45)%	$5,506	$6,837	(19)%

Average loans by region (in billions of dollars)
North America	$215	$188	14%	$205	$185	11%
EMEA	91	85	7	90	85	6
Latin America	43	41	5	41	42	(2)
Asia	73	73	—	73	74	(1)
Total	$422	$387	9%	$409	$386	6%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$658	$525	25%
All other ICG businesses	250	227	10
Total	$908	$752	21%

(1) The second quarter of 2019 includes an approximate $350 million gain on Citi’s investment in Tradeweb.
NM Not meaningful

ICG Revenue Details

	Second Quarter			Six Months		% Change
In millions of dollars	2020	2019	% Change	2020	2019
Investment banking revenue details
Advisory	$229	$232	(1)%	$615	$610	1%
Equity underwriting	491	314	56	671	486	38
Debt underwriting	1,039	737	41	1,827	1,541	19
Total investment banking	$1,759	$1,283	37%	$3,113	$2,637	18%
Treasury and trade solutions	2,307	2,587	(11)	4,730	5,126	(8)
Corporate lending—excluding gains (losses) on loan hedges(1)	646	725	(11)	1,094	1,474	(26)
Private bank—excluding gains (losses) on loan hedges(1)	956	866	10	1,905	1,746	9
Total Banking revenues (ex-gains (losses) on loan hedges)	$5,668	$5,461	4%	$10,842	$10,983	(1)%
Gains (losses) on loan hedges(1)	$(431)	$(75)	NM	$385	$(306)	NM
Total Banking revenues (including gains (losses) on loan hedges), net of interest expense	$5,237	$5,386	(3)%	$11,227	$10,677	5%
Fixed income markets(2)	$5,595	$3,323	68%	$10,381	$6,775	53%
Equity markets	770	790	(3)	1,939	1,632	19
Securities services	619	682	(9)	1,264	1,320	(4)
Other	(84)	(126)	33	(190)	(331)	43
Total Markets and securities services revenues, net of interest expense	$6,900	$4,669	48%	$13,394	$9,396	43%
Total revenues, net of interest expense	$12,137	$10,055	21%	$24,621	$20,073	23%
Commissions and fees	$154	$198	(22)%	$343	$372	(8)%
Principal transactions(3)	4,009	1,870	NM	7,558	4,247	78
Other(2)	234	533	(56)	171	683	(75)
Total non-interest revenue	$4,397	$2,601	69%	$8,072	$5,302	52%
Net interest revenue	1,198	722	66	2,309	1,473	57
Total fixed income markets(4)	$5,595	$3,323	68%	$10,381	$6,775	53%
Rates and currencies	$3,582	$2,118	69%	$7,616	$4,520	68%
Spread products/other fixed income	2,013	1,205	67	2,765	2,255	23
Total fixed income markets	$5,595	$3,323	68%	$10,381	$6,775	53%
Commissions and fees	$305	$274	11%	$667	$567	18%
Principal transactions(3)	193	7	NM	967	403	NM
Other	2	10	(80)	10	17	(41)
Total non-interest revenue	$500	$291	72%	$1,644	$987	67%
Net interest revenue	270	499	(46)	295	645	(54)
Total equity markets(4)	$770	$790	(3)%	$1,939	$1,632	19%

(1) Credit derivatives are used to economically hedge a portion of the private bank and corporate loan portfolio that includes both accrual loans and loans at fair value. Gains (losses) on loan hedges include the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the private bank and corporate lending revenues to reflect the cost of credit protection. Gains (losses) on loan hedges include $(414) million and $340 million related to the corporate loan portfolio and $(17) million and $45 million related to the private bank for the three and six months ended June 30, 2020, respectively. All of Gains (losses) on loan hedges are related to corporate loan portfolio for the three and six months ended June 30, 2019, respectively. Citigroup’s results of operations excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.
(2) The second quarter of 2019 includes an approximate $350 million gain on Citi’s investment in Tradeweb.
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

2Q20 vs. 2Q19
Net income decreased 45%, as significantly higher cost of credit and higher expenses were partially offset by higher revenues.
Revenues were up 21%, reflecting higher Markets and securities services revenues (increase of 48%), partially offset by lower Banking revenues (decline of 3% including the impact of losses on loan hedges). Excluding the impact of losses on loan hedges, Banking revenues were up 4%, driven by higher revenues in investment banking and the private bank, partially offset by lower revenues in treasury and trade solutions and corporate lending. Excluding the pretax gain of approximately $350 million on Citi’s investment in Tradeweb in the prior-year period, Markets and securities services revenues were up 60%, reflecting significantly higher revenues in fixed income markets, driven by increased client activity due to higher market volatility, primarily related to the impact of the COVID-19 pandemic, partially offset by lower revenues in equity markets and securities services.

Within Banking:

•Investment banking revenues were up 37%, as growth in debt and equity underwriting revenues was partially offset by modestly lower advisory revenues. The increase in revenues outperformed the overall growth in the market wallet. Advisory revenues decreased 1%, largely reflecting a decline in the market wallet. Equity underwriting revenues increased 56%, reflecting particular strength in North America and Asia, driven by an increase in the market wallet as well as share gains. Debt underwriting revenues increased 41%, with strength across all regions. The increase was driven by an increase in market wallet as well as share gains, including a 131% increase in investment-grade debt underwriting, as the business continued to assist clients with sourcing liquidity in the evolving environment.
•Treasury and trade solutions revenues decreased 11%. Excluding the impact of FX translation, revenues decreased 7%, reflecting a decline in both the cash and trade businesses. The decline in revenues in the cash business reflected the continued impact of lower interest rates and a slowdown in commercial cards spend driven by the impact of the pandemic, partially offset by strong deposit volumes. Average deposit balances increased 28% (30% excluding the impact of FX translation), reflecting strong client engagement and solid growth across all regions. In trade, revenues were impacted by a decline in trade fees, reflecting an overall economic slowdown related to the pandemic, partially offset by improved trade spreads.
•Corporate lending revenues decreased $418 million to $232 million, reflecting higher losses on loan hedges, as credit spreads tightened during the quarter. Excluding the impact of losses on loan hedges, revenues decreased 11%, as lower loan spreads more than offset the impact of higher loan volumes, as the business assisted clients with sourcing liquidity in the evolving environment.
•Private bank revenues increased 8%. Excluding the impact of losses on loan hedges, revenues increased 10%, reflecting continued strength across all regions. The increase reflected strong client activity, which drove higher capital markets revenues and higher loan and deposit volumes, partially offset by lower deposit spreads due to the lower interest rate environment.

Within Markets and securities services:

•Fixed income markets revenues increased 68%. Excluding the Tradeweb gain in the prior-year period, revenues increased 89%, reflecting higher revenues across all regions, as well as strong performance across both rates and currencies and spread products, due to the impact of market conditions, including elevated volatility, related to the pandemic. Non-interest revenues increased, reflecting higher corporate and investor client activity, as volatility, volumes and spreads remained elevated, particularly in rates and currencies and commodities. Net interest revenues also increased, reflecting lower funding costs as well as a change in the mix of trading positions in support of client activity.
Rates and currencies revenues increased 69%, primarily driven by higher G10 rates revenues, as Citi assisted corporate and investor clients in repositioning their portfolios in a challenging market environment related to the impact of the pandemic, including elevated levels of volatility. Spread products and other fixed income revenues increased 67%. The increase was driven by higher revenues in commodities, reflecting increased volatility related to the impact of the pandemic, higher revenues in flow trading, reflecting higher client demand, and a more favorable market making environment, as evidenced by spread tightening. The increase was partially offset by lower securitization revenues, reflecting a more challenging environment.
•Equity markets revenues decreased 3%, as higher cash equities revenues across all regions were more than offset by lower equity derivatives and prime finance revenues. The decline in equity derivatives revenues reflected a more challenging environment, as volatility declined, particularly in EMEA. The decline was partially offset by strong client activity, as clients continued to rebalance and hedge positions. The decline in prime finance revenues primarily reflected lower financing balances, particularly in North America and EMEA.
•Securities services revenues decreased 9%. Excluding the impact of FX translation, revenues decreased 5%, as higher deposit volumes were more than offset by lower deposit spreads as interest rates declined.

For additional information on trends in ICG’s deposit and trade loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.

Expenses were up 7%, reflecting higher compensation costs, continued investments and volume-driven growth, partially offset by efficiency savings.
Provisions increased to $3.9 billion, primarily reflecting a higher ACL build as well as higher net credit losses. Net credit losses were $324 million, compared to $91 million in the prior-year period, largely driven by write-offs across various sectors in both North America and EMEA, primarily reflecting smaller-sized energy and energy-related exposures.
The ACL build was $3.5 billion, compared to $41 million in the prior-year period under prior accounting standards. The increase reflected the impact of a deterioration in the macroeconomic outlook under the CECL standard, driven by the impact of the pandemic across multiple sectors, as well as downgrades in the portfolio. Sectors significantly impacted by the pandemic (including energy and energy-related, aviation, consumer retail, commercial real estate and autos) drove approximately half of the ACL reserve build during the quarter. The ACL build also included an increase in the qualitative management adjustment component of the reserve to reflect the potential for a higher level of stress and/or somewhat slower economic recovery. This management adjustment complements the primary forward-looking macroeconomic scenario used to estimate the credit reserve requirement.
As of June 30, 2020, reserves held on Citi’s balance sheet represented 1.71% of funded loans, compared to 0.80% as of March 31, 2020, including 4.9% of reserves held against the non-investment grade portion, compared to 2.1% as of March 31, 2020.
For additional information on ICG’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on CECL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1, 13 and 14 to the Consolidated Financial Statements.
For additional information about trends, uncertainties and risks related to the pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above.

2020 YTD vs. 2019 YTD
Net income decreased 19%, as significantly higher cost of credit and higher expenses were partially offset by higher revenues.
Revenues were up 23%, driven by a 43% increase in Markets and securities services as well as a 5% increase in Banking revenues (including the impact of gains (losses) on loan hedges). Excluding the impact of gains (losses) on loan hedges, Banking revenues declined 1%, as growth in investment banking and the private bank was more than offset by a decrease in treasury and trade solutions and corporate lending. Excluding the Tradeweb gain in the prior-year period, Markets and securities services revenues increased 48%, primarily driven by growth in both fixed income markets and equity markets revenues, partially offset by a decline in securities services.

Within Banking:

•Investment banking revenues increased 18%. Advisory revenues increased 1%, reflecting gains in wallet share despite a decline in the overall market wallet. Equity underwriting revenues increased 38%, primarily reflecting growth in the market wallet. Debt underwriting revenues increased 19%, reflecting market wallet growth and gains in share.
•Treasury and trade solutions revenues decreased 8%. Excluding the impact of FX translation, revenues decreased 5%, reflecting lower revenues in both cash and trade, driven by the same factors described above.
•Corporate lending revenues increased 23%, reflecting gains on loan hedges as credit spreads widened. Excluding the impact of gains (losses) on loan hedges, revenues decreased 26%, primarily driven by an adjustment to the residual value of a lease financing asset and lower loan spreads, partially offset by higher loan volumes.
•Private bank revenues increased 12%. Excluding the impact of gains on loan hedges in the current period, revenues increased 9%, reflecting strength across all regions, driven by the same factors described above.

Within Markets and securities services:

•Fixed income markets revenues increased 53%, primarily reflecting higher revenues in North America, Asia and EMEA. Rates and currencies revenues increased 68%, driven by the same factors described above. Spread products and other fixed income revenues increased 23%, driven by the same factors described above.
•Equity markets revenues increased 19%, driven by higher revenues in North America and Asia, reflecting higher revenues in both cash equities and equity derivatives revenues, partially offset by lower revenues in prime finance.
•Securities services revenues declined 4%. Excluding the impact of FX translation, revenues were largely unchanged, as higher client activity and deposit volumes were offset by lower interest revenues as interest rates declined.

Expenses were up 5%, reflecting higher compensation costs, continued investments and volume-driven growth, partially offset by efficiency savings.
Provisions increased to $5.9 billion, driven by net credit losses of $451 million, compared to $169 million in the prior-year period, and an ACL build of $5.4 billion compared to a minimal release in the prior-year period. The increase in net credit losses was driven by the same factors described above.
The increase in the ACL build primarily reflected the impact of deterioration in the macroeconomic outlook, driven by the pandemic across multiple sectors under the CECL standard, as well as downgrades in the portfolio and the qualitative management adjustment.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At June 30, 2020, Corporate/Other had $94 billion in assets.

	Second Quarter			Six Months		% Change
In millions of dollars	2020	2019	% Change	2020	2019
Net interest revenue	$(26)	$484	NM	$299	$1,153	(74)%
Non-interest revenue	316	86	NM	64	(115)	NM
Total revenues, net of interest expense	$290	$570	(49)%	$363	$1,038	(65)%
Total operating expenses	$469	$481	(2)%	$885	$1,030	(14)%
Net credit losses (recoveries) on loans	$(5)	$2	NM	$(7)	$4	NM
Credit reserve build (release) for loans	160	(20)	NM	351	(46)	NM
Provision (release) for credit losses on unfunded lending commitments	6	(4)	NM	11	(5)	NM
Provisions for benefits and claims, HTM debt securities and other assets	3	—	NM	1	—	100%
Provisions (release) for credit losses and for benefits and claims	$164	$(22)	NM	$356	$(47)	NM
Income (loss) from continuing operations before taxes	$(343)	$111	NM	$(878)	$55	NM
Income taxes (benefits)	(178)	45	NM	(376)	(16)	NM
Income (loss) from continuing operations	$(165)	$66	NM	$(502)	$71	NM
Income (loss) from discontinued operations, net of taxes	(1)	17	NM	(19)	15	NM
Net income (loss) before attribution of noncontrolling interests	$(166)	$83	NM	$(521)	$86	NM
Noncontrolling interests	(3)	(1)	NM	(7)	13	NM
Net income (loss)	$(163)	$84	NM	$(514)	$73	NM
NM Not meaningful

2Q20 vs. 2Q19
Net loss was $163 million, compared to Net income of $84 million in the prior-year period, largely driven by lower revenues and significantly higher cost of credit, partially offset by lower expenses and income tax benefits.
Revenues decreased 49%, reflecting the wind-down of legacy assets and the impact of lower interest rates, partially offset by AFS investment securities gains, as well as positive marks on legacy securities, as spreads tightened during the quarter.
Expenses decreased 2%, primarily reflecting the wind-down of legacy assets, partially offset by higher infrastructure costs as well as incremental costs associated with the pandemic.
Provisions of $164 million increased $186 million, primarily driven by an ACL build on legacy assets (versus a release in the prior-year period under prior accounting standards). The ACL build reflected a deterioration in the macroeconomic outlook, primarily driven by the pandemic, on estimated lifetime credit losses under the CECL standard.
For additional information on CECL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1 and 14 to the Consolidated Financial Statements.

2020 YTD vs. 2019 YTD
Net loss was $514 million, compared to Net income of $73 million in the prior-year period, largely reflecting lower revenues and significantly higher cost of credit, partially offset by lower expenses and a lower tax rate (see “Significant Accounting Policies and Significant Estimates—Income Taxes” below).
Revenues decreased 65%, reflecting the wind-down of legacy assets and the impact of lower interest rates, partially offset by AFS gains.
Expenses decreased 14%, driven by the same factors described above.
Provisions of $356 million increased $403 million (versus a release in the prior-year period), driven by the same factors described above.

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
During the second quarter of 2020, Citi returned a total of $1.1 billion of capital to common shareholders in the form of common share dividends. As discussed above, on March 15, 2020, Citi announced it had joined other major U.S. banks in suspending stock repurchases to support clients in light of the COVID-19 pandemic. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends—Equity Security Repurchases” below.

Common Equity Tier 1 Capital Ratio
Citi’s reportable Common Equity Tier 1 Capital ratio was 11.6% as of June 30, 2020, compared to 11.2% as of March 31, 2020, both under the Basel III Advanced Approaches framework. Citi’s reportable Common Equity Tier 1 Capital ratio was 11.8% under the Basel III Standardized Approach as of December 31, 2019. Citi’s Common Equity Tier 1 Capital ratio increased from March 31, 2020, largely driven by lower credit risk-weighted assets, beneficial net movements in Accumulated other comprehensive income (AOCI), net income of $1.3 billion and the relief provided by the modified CECL transition provision for the quarter, partially offset by the return of $1.1 billion of capital to common shareholders.
Citi’s Common Equity Tier 1 Capital ratio declined from year-end 2019, primarily due to a net increase in risk-weighted assets, the return of $5.1 billion of capital to common shareholders, partially offset by year-to-date net income of $3.8 billion and the relief of the modified CECL transition provision.

Regulatory Capital Relief Resulting from the COVID-19 Pandemic
The U.S. banking agencies issued several interim final rules during the second quarter of 2020 to revise the current regulatory capital standards applicable to Citi, in light of the pandemic. For additional information regarding interim final rules issued during the first quarter of 2020, see “Capital Resources” in Citi’s First Quarter of 2020 Form 10-Q.

Temporary Supplementary Leverage Ratio Relief
In April 2020, the Federal Reserve Board issued an interim final rule that temporarily changes the calculation of the Supplementary Leverage ratio for bank holding companies, including Citigroup, by excluding U.S. Treasuries and deposits at Federal Reserve Banks from Total Leverage Exposure. Repo-style transactions on U.S. Treasuries are not in scope for this relief. The Supplementary Leverage ratio is a non-risk-sensitive measure, and the temporary exclusion allows banking organizations to expand their balance sheet, as appropriate, to continue to serve as financial intermediaries and to provide credit to households and businesses during the pandemic. The interim final rule is effective for Citigroup’s
Supplementary Leverage ratio, as well as for Citigroup’s leverage-based Total Loss Absorbing Capacity (TLAC) and Long-Term Debt (LTD) requirements, beginning with the quarter ended June 30, 2020, and will continue through March 31, 2021. Citigroup’s reported Supplementary Leverage ratio of 6.66% benefited 94 basis points during the second quarter of 2020 as a result of the temporary relief. Excluding the temporary relief, Citigroup’s Supplementary Leverage ratio would have been 5.72%, compared with a 5.0% effective minimum requirement.
In June 2020, the U.S. banking agencies issued an interim final rule that permits depository institutions, including Citibank, to elect to temporarily exclude U.S. Treasuries and deposits at Federal Reserve Banks from Total Leverage Exposure, subject to the condition that the depository institution must receive approval from its primary federal banking regulator prior to paying dividends or making certain other capital distributions while the exclusion is in effect. Citibank did not elect to temporarily exclude U.S. Treasuries and deposits at Federal Reserve Banks from Total Leverage Exposure. Accordingly, the calculation methodology of Citibank’s Supplementary Leverage ratio was unchanged.

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
In order to provide liquidity to small business lenders and the broader credit markets, and to help stabilize the financial system, the Federal Reserve Board authorized each of the Federal Reserve Banks to extend credit under the Paycheck Protection Program Lending Facility (PPPLF). Under the PPPLF, the Federal Reserve Banks may extend non-recourse loans to institutions that are eligible to originate PPP covered loans, such as Citibank, with PPP loans that are originated or purchased by the institution pledged to the Federal Reserve as collateral to secure the PPPLF extensions of credit. The PPPLF began extending credit in April 2020, and will not extend new credit after September 30, 2020, unless the PPPLF is extended by the Federal Reserve Board and the U.S. Department of Treasury.
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

The interim final rule was effective commencing with the quarter ended June 30, 2020.

Citigroup’s Capital Resources
The following tables set forth Citi’s capital components and ratios:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2020	March 31, 2020	December 31, 2019
Common Equity Tier 1 Capital(2)		$139,643	$136,695	$137,798	$139,643	$136,695	$137,798
Tier 1 Capital		157,631	154,304	155,805	157,631	154,304	155,805
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)		187,553	184,362	181,337	196,452	194,369	193,682
Total Risk-Weighted Assets(3)(4)		1,205,123	1,224,136	1,135,553	1,187,331	1,217,805	1,166,523
Credit Risk(2)		$809,748	$839,490	$771,508	$1,092,943	$1,136,874	$1,107,775
Market Risk		91,496	78,915	57,317	94,388	80,931	58,748
Operational Risk		303,879	305,731	306,728	—	—	—
Common Equity Tier 1 Capital ratio(5)	10.0%	11.59%	11.17%	12.13%	11.76%	11.22%	11.81%
Tier 1 Capital ratio(5)	11.5	13.08	12.61	13.72	13.28	12.67	13.36
Total Capital ratio(5)	13.5	15.56	15.06	15.97	16.55	15.96	16.60

In millions of dollars, except ratios	Effective Minimum Requirement	June 30, 2020	March 31, 2020	December 31, 2019
Quarterly Adjusted Average Total Assets(2)(3)(6)(7)		$2,228,062	$2,044,340	$1,957,039
Total Leverage Exposure(2)(3)(6)(8)		2,367,578	2,585,730	2,507,891
Tier 1 Leverage ratio	4.0%	7.07%	7.55%	7.96%
Supplementary Leverage ratio	5.0	6.66	5.97	6.21

(1)Citi’s effective minimum risk-based capital requirements include the 2.5% Capital Conservation Buffer and the 3.0% GSIB surcharge (all of which must be composed of Common Equity Tier 1 Capital).
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ March 2020 interim final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax), deferred tax assets (DTAs) arising from temporary differences, and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust retained earnings and the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses recognized through earnings (pre-tax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in quarterly adjusted average total assets and Total Leverage Exposure. Additionally, the increase in DTAs arising from temporary differences upon the January 1, 2020 adoption date has been deducted from risk-weighted assets (RWA) and will phase in to RWA at 25% per year commencing January 1, 2022.
(3)Commencing with the quarter ended March 31, 2020, exposures acquired pursuant to a non-recourse loan as part of the Money Market Mutual Fund Liquidity Facility are excluded from risk-weighted assets under the Advanced Approaches and Standardized Approach, as well as quarterly adjusted average total assets and Total Leverage Exposure.
(4)Commencing with the quarter ended June 30, 2020, loans originated under the Paycheck Protection Program receive a 0% risk weight under the Advanced Approaches and Standardized Approach.
(5)Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Advanced Approaches framework as of June 30, 2020 and March 31, 2020, and the Basel III Standardized Approach as of December 31, 2019, whereas Citi’s reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework for all periods presented.
(6)Commencing with the quarter ended June 30, 2020, exposures pledged as collateral pursuant to a non-recourse loan that is provided as part of the Paycheck Protection Program Lending Facility are excluded from quarterly adjusted average total assets and Total Leverage Exposure.
(7)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(8)Supplementary Leverage ratio denominator. Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excludes U.S. Treasuries and deposits at Federal Reserve Banks.

As indicated in the table above, Citigroup’s risk-based capital ratios at June 30, 2020 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of June 30, 2020.

Components of Citigroup Capital

In millions of dollars	June 30, 2020	December 31, 2019
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$173,793	$175,414
Add: Qualifying noncontrolling interests	145	154
Regulatory capital adjustments and deductions:
Add: CECL transition and 25% provision deferral(2)	5,606	—
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	2,094	123
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	393	(679)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	20,275	21,066
Identifiable intangible assets other than MSRs, net of related DTLs	3,866	4,087
Less: Defined benefit pension plan net assets	960	803
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	12,313	12,370
Total Common Equity Tier 1 Capital (Advanced Approaches and Standardized Approach)	$139,643	$137,798
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$17,829	$17,828
Qualifying trust preferred securities(5)	1,392	1,389
Qualifying noncontrolling interests	37	42
Regulatory capital deductions:
Less: Permitted ownership interests in covered funds(6)	1,244	1,216
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(7)	26	36
Total Additional Tier 1 Capital (Advanced Approaches and Standardized Approach)	$17,988	$18,007
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Advanced Approaches and Standardized Approach)	$157,631	$155,805
Tier 2 Capital
Qualifying subordinated debt	$24,708	$23,673
Qualifying trust preferred securities(8)	317	326
Qualifying noncontrolling interests	43	46
Excess of eligible credit reserves over expected credit losses(2)(9)	4,880	1,523
Regulatory capital deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(7)	26	36
Total Tier 2 Capital (Advanced Approaches)	$29,922	$25,532
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$187,553	$181,337
Adjustment for eligible allowance for credit losses(2)(9)	$8,899	$12,345
Total Tier 2 Capital (Standardized Approach)	$38,821	$37,877
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$196,452	$193,682
(1)Issuance costs of $151 million as of June 30, 2020 and $152 million as of December 31, 2019 are related to outstanding noncumulative perpetual preferred stock, are excluded from common stockholders’ equity and are netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ March 2020 interim final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax) and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust retained earnings and the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses recognized through earnings (pre-tax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

Footnotes continue on the following page.

(4)Of Citi’s $23.9 billion of net DTAs at June 30, 2020, $14.2 billion was includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $9.7 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of June 30, 2020 was $12.3 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards, which was reduced by $2.6 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. Citi’s DTAs arising from temporary differences are less than the 10% limitation under the U.S. Basel III rules and therefore not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk weighting at 250%.
(5)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(6)Banking entities are required to be in compliance with the Volcker Rule of the Dodd-Frank Act, which prohibits conducting certain proprietary investment activities and limits their ownership of, and relationships with, covered funds. The U.S. agencies issued a revised Volcker Rule 2.0 in November 2019 that removes permitted investments in third-party covered funds from capital deduction requirements, among other changes. Upon the removal of the capital deduction, permitted investments in third-party covered funds will be included in risk-weighted assets. Mandatory compliance with the revised Volcker Rule 2.0 is required by January 1, 2021, with early adoption permitted, in whole or in part, beginning January 1, 2020. Additionally, the U.S. agencies released a revised Volcker Rule 2.1 in June 2020 that improves and streamlines several “covered funds” requirements, with an effective date of October 1, 2020. Citi continues to deduct from Tier 1 Capital all permitted ownership interests in covered funds for all periods presented.
(7)50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.
(8)Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the U.S. Basel III rules, which will be fully phased-out of Tier 2 Capital by January 1, 2022.
(9)Under the Advanced Approaches framework, eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets, which differs from the Standardized Approach, in which the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets. The total amount of allowance for credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Standardized Approach framework was $13.8 billion and $13.9 billion at June 30, 2020 and December 31, 2019, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Common Equity Tier 1 Capital, beginning of period	$136,695	$137,798
Net income	1,316	3,838
Common and preferred dividends declared	(1,324)	(2,696)
Net change in treasury stock	4	(2,483)
Net change in common stock and additional paid-in capital	118	(173)
Net change in foreign currency translation adjustment net of hedges, net of tax	561	(3,548)
Net decrease in unrealized losses on debt securities AFS, net of tax	837	3,965
Net increase in defined benefit plans liability adjustment, net of tax	(77)	(363)
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	213	(164)
Net change in excluded component of fair value hedges	13	40
Net change in goodwill, net of related DTLs	(152)	791
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	87	221
Net change in defined benefit pension plan net assets	92	(157)
Net change in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	(54)	57
CECL 25% provision deferral	1,306	2,538
Other	8	(21)
Net increase in Common Equity Tier 1 Capital	$2,948	$1,845
Common Equity Tier 1 Capital, end of period (Advanced Approaches and Standardized Approach)	$139,643	$139,643
Additional Tier 1 Capital, beginning of period	$17,609	$18,007
Net change in qualifying perpetual preferred stock	—	1
Net increase in qualifying trust preferred securities	2	3
Net change in permitted ownership interests in covered funds	378	(28)
Other	(1)	5
Net change in Additional Tier 1 Capital	$379	$(19)
Tier 1 Capital, end of period (Advanced Approaches and Standardized Approach)	$157,631	$157,631
Tier 2 Capital, beginning of period (Advanced Approaches)	$30,058	$25,532
Net change in qualifying subordinated debt	(753)	1,035
Net increase in excess of eligible credit reserves over expected credit losses	615	3,357
Other	2	(2)
Net change in Tier 2 Capital (Advanced Approaches)	$(136)	$4,390
Tier 2 Capital, end of period (Advanced Approaches)	$29,922	$29,922
Total Capital, end of period (Advanced Approaches)	$187,553	$187,553
Tier 2 Capital, beginning of period (Standardized Approach)	$40,065	$37,877
Net change in qualifying subordinated debt	(753)	1,035
Net decrease in eligible allowance for credit losses	(493)	(89)
Other	2	(2)
Net change in Tier 2 Capital (Standardized Approach)	$(1,244)	$944
Tier 2 Capital, end of period (Standardized Approach)	$38,821	$38,821
Total Capital, end of period (Standardized Approach)	$196,452	$196,452

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total Risk-Weighted Assets, beginning of period	$1,224,136	$1,135,553
Changes in Credit Risk-Weighted Assets
Retail exposures(1)	(11,571)	(19,111)
Wholesale exposures(2)	11,081	32,962
Repo-style transactions(3)	(4,121)	10,985
Securitization exposures	(320)	(1,710)
Equity exposures	1,946	(481)
Over-the-counter (OTC) derivatives(4)	(6,099)	8,621
Derivatives CVA(5)	(8,477)	11,652
Other exposures(6)	(11,179)	(6,385)
Supervisory 6% multiplier	(1,002)	1,707
Net change in Credit Risk-Weighted Assets	$(29,742)	$38,240
Changes in Market Risk-Weighted Assets
Risk levels(7)	$8,876	$22,121
Model and methodology updates(7)	3,705	12,058
Net increase in Market Risk-Weighted Assets	$12,581	$34,179
Net decrease in Operational Risk-Weighted Assets	$(1,852)	$(2,849)
Total Risk-Weighted Assets, end of period	$1,205,123	$1,205,123

(1)Retail exposures decreased during the three months and six months ended June 30, 2020 primarily driven by seasonal holiday spending repayments and lesser spending due to the pandemic.
(2)Wholesale exposures increased during the three months ended June 30, 2020 primarily due to increases in AFS and HTM securities and loan commitments. Wholesale exposures increased during the six months ended June 30, 2020 primarily due to commercial loan growth, increases in AFS and HTM securities and rating downgrades partially offset by annual model parameter updates reflecting Citi’s loss experiences.
(3)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three months ended June 30, 2020 mainly driven by market volatility. Repo-style transactions increased during the six months ended June 30, 2020 mainly driven by market volatility.
(4)OTC derivatives decreased during the three months ended June 30, 2020 primarily due to decreases in mark-to-market and notional for bilateral derivatives. OTC derivatives increased during the six months ended June 30, 2020 primarily due to increases in mark-to-market and notional for bilateral derivatives.
(5)Derivatives CVA decreased during the three months ended June 30, 2020 primarily due to narrowing credit spreads, market volatility and decreases in exposure. Derivatives CVA increased during the six months ended June 30, 2020 primarily due to widening credit spreads and market volatility.
(6)Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures decreased during the three months and six months ended June 30, 2020 primarily due to decreases in notional for client cleared derivatives and excess of credit reserves not included in Tier 2 capital eligible for RWA reduction.
(7)Market risk-weighted assets increased during the three months and six months ended June 30, 2020 primarily driven by increases in market volatility due to the pandemic.

As set forth in the table above, total risk-weighted assets under the Basel III Advanced Approaches increased from year-end 2019, primarily due to higher credit and market risk-weighted assets, slightly offset by a decrease in operational risk-weighted assets. The increase in credit risk-weighted assets was primarily due to increases in commercial loans and loan commitments, increases in derivatives CVA, attributable to widening of credit spreads and market volatility, repo-style transactions, and OTC derivatives trade activities, partially offset by a decrease in retail exposures, decreases in notional for client cleared derivatives and excess of credit reserves not included in Tier 2 capital eligible for RWA reduction. Market risk-weighted assets increased from year-end 2019, primarily driven by increases in market volatility due to the pandemic.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total Risk-Weighted Assets, beginning of period	$1,217,805	$1,166,523
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	(34,067)	(13,163)
Repo-style transactions(2)	14,085	17,590
Securitization exposures	(290)	(1,208)
Equity exposures	1,752	(481)
Over-the-counter (OTC) derivatives(3)	(15,565)	8,303
Other exposures(4)	(14,428)	(13,075)
Off-balance sheet exposures(5)	4,583	(12,797)
Net decrease in Credit Risk-Weighted Assets	$(43,930)	$(14,831)
Net Increase in Market Risk-Weighted Assets
Risk levels(6)	$9,751	$23,581
Model and methodology updates(6)	3,705	12,058
Net increase in Market Risk-Weighted Assets	$13,456	$35,639
Total Risk-Weighted Assets, end of period	$1,187,331	$1,187,331

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three months and six months ended June 30, 2020 primarily due to reductions in commercial loans and consumer loans driven by seasonal holiday spending repayments and lesser spending due to COVID pandemic.
(2)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the three months and six months ended June 30, 2020, primarily due to volume and exposure driven increases.
(3)OTC derivatives decreased during the three months ended June 30, 2020, primarily due to decreases in mark-to-market and notional for bilateral derivatives. OTC derivatives increased during the six months ended June 30, 2020, primarily due to increases in mark-to-market and notional for bilateral derivatives.
(4)Other exposures include cleared transactions, unsettled transactions, and other assets. Other exposures decreased during the three months and six months ended June 30, 2020 primarily due to decreases in notional for client cleared derivatives and excess of credit reserves not included in Tier 2 capital eligible for RWA reduction.
(5)Off-balance sheet exposures increased during the three months ended June 30, 2020, primarily due to an increase in loan commitments. Off-balance sheet exposures decreased during the six months ended June 30, 2020 primarily due to a reduction in loan commitments.
(6)Market risk-weighted assets increased during the three months and six months ended June 30, 2020 primarily driven by increases in market volatility due to the pandemic.

As set forth in the table above, total risk-weighted assets under the Basel III Standardized Approach increased from year-end 2019, primarily due to higher market risk-weighted assets, partially offset by lower credit risk-weighted assets. Market risk-weighted assets increased from year-end 2019, primarily driven by increases in market volatility due to the pandemic. The decrease in credit risk-weighted assets was primarily driven by decreases in commercial loans, seasonal holiday spending repayments and lesser spending due to the pandemic, decreases in notional for client cleared derivatives, excess of credit reserves not included in Tier 2 capital eligible for RWA reduction, and decreases in off-balance sheet exposures due to a reduction in loan commitments, partially offset by increases in repo-style transactions.

Supplementary Leverage Ratio
The following table sets forth Citi’s Supplementary Leverage ratio and related components:

In millions of dollars, except ratios	June 30, 2020	March 31, 2020	December 31, 2019
Tier 1 Capital	$157,631	$154,304	$155,805
Total Leverage Exposure
On-balance sheet assets(1)(2)(3)	$1,878,949	$2,083,377	$1,996,617
Certain off-balance sheet exposures:(4)
Potential future exposure on derivative contracts	163,829	169,296	169,478
Effective notional of sold credit derivatives, net(5)	37,867	38,910	38,481
Counterparty credit risk for repo-style transactions(6)	20,641	22,386	23,715
Unconditionally cancellable commitments	71,887	71,472	70,870
Other off-balance sheet exposures	233,089	239,326	248,308
Total of certain off-balance sheet exposures	$527,313	$541,390	$550,852
Less: Tier 1 Capital deductions	(38,684)	(39,037)	(39,578)
Total Leverage Exposure(3)	$2,367,578	$2,585,730	$2,507,891
Supplementary Leverage ratio	6.66%	5.97%	6.21%

(1)Represents the daily average of on-balance sheet assets for the quarter.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ March 2020 interim final rule. Under the modified CECL transition provision, the changes in DTAs arising from temporary differences and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses recognized through earnings (pre-tax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in Total Leverage Exposure.
(3)Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excludes U.S. Treasuries and deposits at Federal Reserve Banks.
(4)Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.
(5)Under the U.S. Basel III rules, banking organizations are required to include in Total Leverage Exposure the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.
(6)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

As set forth in the table above, Citigroup’s Supplementary Leverage ratio was 6.7% for the second quarter of 2020, compared to 6.0% for the first quarter of 2020, and 6.2% for the fourth quarter of 2019. The ratio increased from the first quarter of 2020 and the fourth quarter of 2019, primarily attributable to the 94 basis point benefit resulting from the Federal Reserve Board’s temporary Supplementary Leverage ratio relief, as discussed above.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions, including Citibank, are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth Citibank’s capital components and ratios:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2020	March 31, 2020	December 31, 2019
Common Equity Tier 1 Capital(2)		$137,476	$134,835	$130,720	$137,476	$134,835	$130,720
Tier 1 Capital		139,560	136,919	132,847	139,560	136,919	132,847
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		155,799	152,865	145,918	163,574	161,629	157,253
Total Risk-Weighted Assets(4)		983,824	1,008,781	931,743	998,456	1,058,427	1,019,266
Credit Risk(2)		$696,411	$722,376	$664,139	$950,208	$1,010,662	$989,669
Market Risk		47,931	47,579	29,167	48,248	47,765	29,597
Operational Risk		239,482	238,826	238,437	—	—	—
Common Equity Tier 1 Capital ratio(5)(6)	7.0%	13.97%	13.37%	14.03%	13.77%	12.74%	12.82%
Tier 1 Capital ratio(5)(6)	8.5	14.19	13.57	14.26	13.98	12.94	13.03
Total Capital ratio(5)(6)	10.5	15.84	15.15	15.66	16.38	15.27	15.43

In millions of dollars, except ratios	Effective Minimum Requirement	June 30, 2020	March 31, 2020	December 31, 2019
Quarterly Adjusted Average Total Assets(2)(7)(8)		$1,643,724	$1,512,382	$1,459,780
Total Leverage Exposure(2)(7)(9)		2,105,285	1,994,180	1,951,630
Tier 1 Leverage ratio(6)	5.0%	8.49%	9.05%	9.10%
Supplementary Leverage ratio(6)	6.0	6.63	6.87	6.81

(1)Citibank’s effective minimum risk-based capital requirements include the 2.5% Capital Conservation Buffer (all of which must be composed of Common Equity Tier 1 Capital).
(2)Citibank has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ March 2020 interim final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax), deferred tax assets (DTAs) arising from temporary differences, and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citibank is allowed to adjust retained earnings and the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses recognized through earnings (pre-tax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in quarterly adjusted average total assets and Total Leverage Exposure. Additionally, the increase in DTAs arising from temporary differences upon the January 1, 2020 adoption date has been deducted from risk-weighted assets (RWA) and will phase in to RWA at 25% per year commencing January 1, 2022.
(3)Under the Advanced Approaches framework, eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets, which differs from the Standardized Approach in which the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets.
(4)Commencing with the quarter ended June 30, 2020, loans originated under the Paycheck Protection Program receive a 0% risk weight under the Advanced Approaches and Standardized Approach.
(5)Citibank’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework as of June 30, 2020 and March 31, 2020, and the Basel III Standardized Approach as of December 31, 2019, whereas Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach framework for all periods presented.
(6)Citibank must maintain minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized” under the revised Prompt Corrective Action (PCA) regulations applicable to insured depository institutions as established by the U.S. Basel III rules. Citibank must also maintain a minimum Supplementary Leverage ratio of 6.0% to be considered “well capitalized.” For additional information, see “Capital Resources—Current Regulatory Capital Standards—Prompt Corrective Action Framework” in Citigroup’s 2019 Annual Report on Form 10-K.
(7)Commencing with the quarter ended June 30, 2020, exposures pledged as collateral pursuant to a non-recourse loan that is provided as part of the Paycheck Protection Program Lending Facility are excluded from quarterly adjusted average total assets and Total Leverage Exposure.
(8)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(9)Supplementary Leverage ratio denominator. Citibank’s Total Leverage Exposure includes U.S. Treasuries and deposits at Federal Reserve Banks for all periods.

As indicated in the table above, Citibank’s capital ratios at June 30, 2020 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of June 30, 2020.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of June 30, 2020. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.0	0.8	1.1	0.8	1.3
Standardized Approach	0.8	1.0	0.8	1.1	0.8	1.4
Citibank
Advanced Approaches	1.0	1.4	1.0	1.4	1.0	1.6
Standardized Approach	1.0	1.4	1.0	1.4	1.0	1.6

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.4	0.3
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At June 30, 2020, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $10.2 billion, which exceeded the minimum requirement by $6.2 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $21.2 billion at June 30, 2020, which exceeded the PRA's minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at June 30, 2020.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each effective minimum TLAC and LTD ratio requirement, as well as the surplus amount in dollars in excess of each requirement.
As of June 30, 2020, Citi exceeded each of the minimum TLAC and LTD requirements, resulting in a $31 billion surplus above its binding TLAC requirement of LTD as a percentage of Advanced Approaches risk-weighted assets.

	June 30, 2020
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$304	$140
% of Advanced Approaches risk- weighted assets	25.2%	11.6%
Effective minimum requirement(1)(2)	22.5%	9.0%
Surplus amount	$32	$31
% of Total Leverage Exposure(3)	12.8%	5.9%
Effective minimum requirement	9.5%	4.5%
Surplus amount	$79	$33

(1) External TLAC includes Method 1 GSIB surcharge of 2.0%.
(2) LTD includes Method 2 GSIB surcharge of 3.0%.
(3) As discussed above, commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excludes U.S. Treasuries and deposits at Federal Reserve Banks.

For additional information on Citi’s TLAC-related requirements, see “Liquidity Risk—Long-Term Debt—Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance, Conduct and Legal Risks” in Citi’s 2019 Annual Report on Form 10-K.

Capital Resources (Full Adoption of CECL, and Excluding Temporary Supplementary Leverage Ratio Relief for Citigroup)
The following tables set forth Citigroup’s and Citibank’s capital components and ratios reflecting the full impact of CECL, and excluding temporary Supplementary Leverage ratio relief for Citigroup, as of June 30, 2020:

	Citigroup		Citibank
	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital ratio	11.15%	11.32%	13.49%	13.29%
Tier 1 Capital ratio	12.65	12.84	13.70	13.50
Total Capital ratio	15.15	16.13	15.36	15.92

	Citigroup	Citibank
Tier 1 Leverage ratio	6.84%	8.19%
Supplementary Leverage ratio(1)	5.53	6.39

(1)Citigroup’s Supplementary Leverage ratio, as presented in the table above, reflects the full impact of CECL as well as the inclusion of U.S. Treasuries and deposits at Federal Reserve Banks in Total Leverage Exposure.

Stress Capital Buffer
In June 2020, the Federal Reserve Board communicated that Citi’s interim Stress Capital Buffer (SCB) requirement, which will be finalized by the end of August 2020, is 2.5%. Based on the interim SCB, beginning October 1, 2020, Citigroup will be required to maintain a 10.0% effective minimum Common Equity Tier 1 Capital ratio under the Standardized Approach, unchanged from Citigroup’s current effective minimum Common Equity Tier 1 Capital ratio under the Standardized Approach.
Citigroup’s SCB is based on the Federal Reserve Board’s March 2020 SCB final rule, which integrates the annual stress testing requirements with ongoing regulatory capital requirements. For Citigroup, the SCB rule replaces the fixed 2.5% Capital Conservation Buffer under the Standardized Approach, and equals the peak-to-trough Common Equity Tier 1 Capital ratio decline under the Supervisory Severely Adverse scenario used in the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST), plus four quarters of planned common stock dividends, subject to a floor of 2.5%. The fixed 2.5% Capital Conservation Buffer will continue to apply under the Advanced Approaches. SCB-based minimum capital requirements will be updated at least once per year as part of the CCAR process. Similar to the current Capital Conservation Buffer, a breach of the SCB will result in graduated limitations on capital distributions. For additional information regarding the SCB final rule, see “Capital Resources—Regulatory Capital Standards Developments—Stress Capital Buffer” in Citi’s First Quarter 2020 Form 10-Q. For additional information regarding CCAR and DFAST, see “Capital Resources—Current Regulatory Capital Standards—Stress Testing Component of Capital Planning” in Citi’s 2019 Annual Report on Form 10-K.
The SCB applies to Citigroup only. The regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unchanged by Citigroup’s SCB.

Capital Plan Resubmission and Related Limitations on Capital Distributions
In June 2020, the Federal Reserve Board determined that changes in financial markets and macroeconomic outlooks related to the COVID-19 pandemic could have a material effect on the risk profile and financial condition of each firm subject to its capital plan rule and, therefore, require updated capital plans. Accordingly, the Federal Reserve Board is requiring each firm, including Citi, to update and resubmit its capital plan within 45 days after the Federal Reserve Board provides updated scenarios. The Federal Reserve Board has indicated that it will provide updated scenarios between September 8, 2020 and September 30, 2020.
Requiring resubmission will generally prohibit each firm from making any capital distributions, unless otherwise approved by the Federal Reserve Board. Through the end of the third quarter of 2020, the Federal Reserve Board has authorized firms, including Citi, to pay common stock dividends that do not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters, unless otherwise specified by the Federal Reserve Board, provided that the firm does not exceed the amount of common stock dividends paid in the second quarter of 2020. Additionally, through the end of the third quarter of 2020, the Federal Reserve Board has authorized firms to make share repurchases relating to issuances of common stock related to employee stock ownership plans, and to make scheduled payments on Additional Tier 1 Capital and Tier 2 Capital instruments. These limitations on capital distributions may be extended by the Federal Reserve Board.

On June 29, 2020, Citi announced that its planned capital actions include common dividends. Citi declared common dividends of $0.51 per share for the third quarter of 2020 on July 23, 2020, which would not be impacted by the Federal Reserve Board’s temporary limitations on capital distributions, as Citi’s average quarterly net income for the four preceding calendar quarters of $3.4 billion is more than sufficient under the four quarter average net income test.
The March 2020 SCB final rule provides that the Federal Reserve Board may, but is not required to, recalculate each firm’s SCB as a result of the capital plan resubmission.

Regulatory Capital Standards Developments

Targeted Revisions to the Credit Valuation Adjustment Framework
In July 2020, the Basel Committee on Banking Supervision (Basel Committee) issued a standard with targeted revisions to the credit valuation adjustment (CVA) risk framework, which was previously finalized in December 2017 and will become effective on January 1, 2023. The revisions align the revised CVA risk framework, in part, with the revised market risk capital framework that was finalized in January 2019. The Basel Committee also adjusted the overall calibration of capital requirements calculated under their CVA risk framework.
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

In millions of dollars or shares, except per share amounts	June 30, 2020	December 31, 2019
Total Citigroup stockholders’ equity	$191,622	$193,242
Less: Preferred stock	17,980	17,980
Common stockholders’ equity	$173,642	$175,262
Less:
Goodwill	21,399	22,126
Identifiable intangible assets (other than MSRs)	4,106	4,327
Tangible common equity (TCE)	$148,137	$148,809
Common shares outstanding (CSO)	2,081.9	2,114.1
Book value per share (common equity/CSO)	$83.41	$82.90
Tangible book value per share (TCE/CSO)	71.15	70.39

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Net income available to common shareholders	$1,063	$4,503	$3,294	$8,951
Average common stockholders’ equity	175,113	178,257	174,665	177,814
Average TCE	148,516	152,193	148,613	151,821
Return on average common stockholders’ equity	2.4%	10.1%	3.8	10.2%
Return on average TCE (RoTCE)(1)	2.9	11.9	4.5	11.9

(1)RoTCE represents annualized net income available to common shareholders as a percentage of average TCE.

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

CREDIT RISK

For more information on credit risk, including Citi’s credit risk management, measurement and stress testing, and Citi’s consumer and corporate credit portfolios, see “Credit Risk” and “Risk Factors” in Citi’s 2019 Annual Report on Form 10-K.

CONSUMER CREDIT
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	2Q’19	3Q’19	4Q’19	1Q’20	2Q’20
Retail banking:
Mortgages	$81.9	$83.0	$85.1	$83.3	$85.6
Personal, small business and other	37.8	37.6	39.7	36.9	38.0
Total retail banking	$119.7	$120.6	$124.8	$120.2	$123.6
Cards:
Citi-branded cards	$115.5	$115.8	$122.2	$110.2	$103.6
Citi retail services	49.6	50.0	52.9	48.9	45.4
Total cards	$165.1	$165.8	$175.1	$159.1	$149.0
Total GCB	$284.8	$286.4	$299.9	$279.3	$272.6
GCB regional distribution:
North America	66%	66%	66%	67%	66%
Latin America	6	6	6	5	5
Asia(2)	28	28	28	28	29
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$11.7	$11.0	$9.6	$9.1	$8.5
Total consumer loans	$296.5	$297.4	$309.5	$288.4	$281.1

(1)End-of-period loans include interest and fees on credit cards.
(2)Asia includes loans and leases in certain EMEA countries for all periods presented.
(3)Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s end-of-period consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends
GCB did not experience a significant net credit loss impact from the COVID-19 pandemic during the second quarter of 2020. Net credit loss rates were adversely impacted by lower loan balances primarily in credit cards, attributable to lower customer spending. The 90+ days past due delinquency rate declined sequentially despite the lower balances, as reduced spending, combined with the benefit of significant government stimulus and assistance packages as well as Citi’s consumer relief programs, generated liquidity that was used to make payments, particularly in North America. In addition, as discussed above, loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification, and thus would not be reported as 90+ days past due for the duration of the programs (which have various durations, and certain of which may be renewed by the customer)
Citi expects that 90+ days past due delinquency and net credit loss rates in North America GCB, Latin America GCB and Asia GCB will be adversely impacted by the evolving macroeconomic and market conditions, including the severity and duration of the impact from the pandemic as these government stimulus and consumer relief programs expire.
For additional information about trends, uncertainties and risks related to the pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above.
The following charts show the quarterly trends in delinquency rates (90+ days past due (90+ DPD) rate) and the net credit loss (NCL) rates across both retail banking and cards for total GCB and by region.

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
As of June 30, 2020, approximately 71% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the net credit loss rate in North America GCB increased quarter-over-quarter, primarily driven by lower average loans in both cards portfolios, while the 90+ days past due delinquency rate decreased quarter-over-quarter, driven by the lower spending as well as the government stimulus and relief programs described above.
Year-over-year, the net credit loss rate increased, primarily driven by lower average loans and the seasoning of more recent vintages in Citi-branded cards. The increase in the 90+ days past due delinquency rate was mainly driven by lower end-of-period (EOP) loans.

Latin America GCB

Latin America GCB operates in Mexico through
Citibanamex, one of Mexico’s largest banks, and provides
credit cards, consumer mortgages and small business and personal loans. Latin America GCB serves a more mass-market segment in Mexico and focuses on developing multi-product relationships with customers.
As shown in the chart above, the net credit loss rate in Latin America GCB decreased quarter-over-quarter due to seasonality, partially offset by lower average loans. The 90+ days past due delinquency rate increased, as the pandemic significantly impacted the economy in Mexico and customers did not benefit from a similar level of government stimulus as the other regions.
The net credit loss rate decreased year-over-year, primarily due to growth in recent vintages for cards as well as a slower pace of acquisitions in the retail portfolios during 2019, while the 90+ days past due delinquency rate increased, due to lower EOP loans and the pandemic-related impact described above.

Asia(1) GCB

(1)Asia includes GCB activities in certain EMEA countries for all periods presented.

Asia GCB operates in 17 countries in Asia and EMEA
and provides credit cards, consumer mortgages and small business and personal loans.
As shown in the chart above, quarter-over-quarter, the net credit loss rate and 90+ days past due delinquency rate in Asia GCB increased, driven by the impact of the macroeconomic slowdown from the pandemic as the region was the first to be affected by the pandemic.
Year-over-year, the net credit loss rate and the 90+ days past due delinquency rate increased due to the pandemic-related macroeconomic impact.
The performance of Asia GCB’s portfolios reflects the strong credit profiles in the region’s target customer segments. Regulatory changes in many markets in Asia over the past few years have also improved credit quality.
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

Global Cards

North America Citi-Branded Cards

North America GCB’s Citi-branded cards portfolio issues proprietary and co-branded cards. As shown in the chart above, the net credit loss rate in North America Citi-branded cards increased quarter-over-quarter, primarily driven by lower average loans due to lower spending, while the 90+ days past due delinquency rate decreased, driven by the lower spending and the impact of the government stimulus and relief programs described above.
The net credit loss rate and 90+ days past due delinquency rate increased year-over-year, primarily due to seasoning and lower average and EOP loans.

North America Citi Retail Services

Citi retail services partners directly with more than 20 retailers and dealers to offer private label and co-branded cards. Citi retail services’ target market focuses on select industry segments such as home improvement, specialty retail, consumer electronics and fuel.
Citi retail services continually evaluates opportunities to add partners within target industries that have strong loyalty, lending or payment programs and growth potential.
As shown in the chart above, the net credit loss rate increased quarter-over-quarter, primarily driven by lower average loans, while the 90+ days past due delinquency rate decreased, driven by lower spending as well as the impact of the government stimulus and relief programs described above.
The net credit loss rate and 90+ days past due delinquency rate increased year-over-year, primarily due to lower average and EOP loans.

Latin America Citi-Branded Cards

Latin America GCB issues proprietary and co-branded cards. As shown in the chart above, the net credit loss rate in Latin America Citi-branded cards increased quarter-over-quarter, primarily due to lower average loans, and the 90+ days past due delinquency rate increased, due to lower EOP loans as well as the significant impact the pandemic had on the economy in Mexico, as customers did not benefit from a similar level of government stimulus as other regions.
The net credit loss rate decreased year-over-year, primarily due to growth in recent vintages, and the 90+ days past due delinquency rate increased year-over-year, primarily due to lower EOP loans and the pandemic-related impact described above.

Asia Citi-Branded Cards(1)

(1)Asia includes loans and leases in certain EMEA countries for all periods presented.

Asia GCB issues proprietary and co-branded cards. As set forth in the chart above, the net credit loss rate and the 90+ days past due delinquency rate increased in Asia Citi-branded cards quarter-over-quarter, primarily due to the macroeconomic slowdown related to the pandemic, which has started to impact credit ratios in Asia, the first region to be affected by the pandemic. The net credit loss rate and 90+ days past due delinquency rate increased year-over-year, mainly due to the macroeconomic slowdown related to the pandemic.

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

Citi-Branded Cards

FICO distribution(1)	June 30, 2020	March 31, 2020	June 30, 2019
> 760	41%	39%	42%
680–760	41	42	41
< 680	18	19	17
Total	100%	100%	100%

Citi Retail Services

FICO distribution(1)	June 30, 2020	March 31, 2020	June 30, 2019
> 760	24%	23%	24%
680–760	43	42	43
< 680	33	35	33
Total	100%	100%	100%

(1) The FICO bands in the tables are consistent with general industry peer presentations.

The FICO distribution of both cards portfolios remained broadly stable, compared to the prior quarter and prior year, demonstrating strong underlying credit quality, as well as a benefit from the impact of the government stimulus and relief programs described above and lower credit utilization due to reduced customer spending. For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios(1)

	EOP loans(2)	90+ days past due(3)			30–89 days past due(3)
In millions of dollars, except EOP loan amounts in billions	June 30, 2020	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	March 31, 2020	June 30, 2019
Global Consumer Banking(4)(5)
Total	$272.6	$2,466	$2,603	$2,426	$2,503	$2,870	$2,783
Ratio		0.91%	0.93%	0.85%	0.92%	1.03%	0.98%
Retail banking
Total	$123.6	$497	$429	$416	$918	$794	$831
Ratio		0.40%	0.36%	0.35%	0.75%	0.66%	0.70%
North America	53.1	182	161	133	440	298	341
Ratio		0.35%	0.32%	0.28%	0.84%	0.59%	0.72%
Latin America	9.0	121	90	108	151	140	191
Ratio		1.34%	0.98%	0.95%	1.68%	1.52%	1.68%
Asia(6)	61.5	194	178	175	327	356	299
Ratio		0.32%	0.30%	0.29%	0.53%	0.59%	0.50%
Cards
Total	$149.0	$1,969	$2,174	$2,010	$1,585	$2,076	$1,952
Ratio		1.32%	1.37%	1.22%	1.06%	1.30%	1.18%
North America—Citi-branded	82.6	784	891	799	594	770	705
Ratio		0.95%	1.01%	0.88%	0.72%	0.87%	0.78%
North America—Citi retail services	45.4	811	958	840	611	903	831
Ratio		1.79%	1.96%	1.69%	1.35%	1.85%	1.68%
Latin America	4.2	160	121	169	111	132	159
Ratio		3.81%	2.69%	2.96%	2.64%	2.93%	2.79%
Asia(6)	16.8	214	204	202	269	271	257
Ratio		1.27%	1.18%	1.05%	1.60%	1.57%	1.34%
Corporate/Other—Consumer(7)
Total	$8.5	$295	$281	$327	$261	$252	$334
Ratio		3.60%	3.23%	2.97%	3.18%	2.90%	3.04%
Total Citigroup	$281.1	$2,761	$2,884	$2,753	$2,764	$3,122	$3,117
Ratio		0.99%	1.00%	0.93%	0.99%	1.09%	1.06%
(1)As discussed above, loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification, and thus almost all would not be reported as 30-89 or 90+ days past due for the duration of the programs (which have various durations, and certain of which may be renewed by the customer).
(2)End-of-period (EOP) loans include interest and fees on credit cards.
(3)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(4)The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(5)The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $130 million ($0.5 billion), $124 million ($0.5 billion) and $162 million ($0.6 billion) as of June 30, 2020, March 31, 2020 and June 30, 2019, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) were $86 million ($0.5 billion), $64 million ($0.5 billion) and $89 million ($0.6 billion) as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.
(6)Asia includes delinquencies and loans in certain EMEA countries for all periods presented.
(7)The loans 90+ days past due and related ratios exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) for each period were $173 million ($0.4 billion), $167 million ($0.4 billion) and $273 million ($0.7 billion) as of June 30, 2020, March 31, 2020 and June 30, 2019, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) for each period were $57 million ($0.4 billion), $58 million ($0.4 billion) and $124 million ($0.7 billion) as of June 30, 2020 and June 30, 2019, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q20	2Q20	1Q20	2Q19
Global Consumer Banking
Total	$271.5	$1,887	$1,983	$1,870
Ratio		2.80%	2.75%	2.68%
Retail banking
Total	$121.8	$204	$235	$225
Ratio		0.67%	0.77%	0.76%
North America	52.2	33	37	40
Ratio		0.25%	0.29%	0.34%
Latin America	9.1	94	130	123
Ratio		4.15%	4.71%	4.29%
Asia(3)	60.5	77	68	62
Ratio		0.51%	0.44%	0.42%
Cards
Total	$149.7	$1,683	$1,748	$1,645
Ratio		4.52%	4.20%	4.07%
North America—Citi-branded	82.6	795	795	723
Ratio		3.87%	3.46%	3.28%
North America—Citi retail services	46.2	656	694	654
Ratio		5.71%	5.53%	5.34%
Latin America	4.3	115	147	156
Ratio		10.76%	10.56%	11.17%
Asia(3)	16.6	117	112	112
Ratio		2.83%	2.40%	2.38%
Corporate/Other—Consumer
Total	$8.9	$(5)	$(2)	$4
Ratio		(0.23)%	(0.09)%	0.13%
Total Citigroup	$280.4	$1,882	$1,981	$1,874
Ratio		2.70%	2.66%	2.57%
(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

CORPORATE CREDIT

Overall Corporate Credit Trends
For information about Citi’s corporate credit trends, uncertainties and risks related to the COVID-19 pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above. For additional information on CECL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1 and 14 to the Consolidated Financial Statements. For additional information on Citi’s corporate loan portfolios, see Note 13 to the Consolidated Financial Statements.

The following table details Citi’s corporate credit portfolio within ICG (excluding certain loans in the private bank, which are managed on a delinquency basis), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	June 30, 2020				March 31, 2020				December 31, 2019
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$184	$156	$24	$364	$195	$175	$24	$394	$184	$142	$25	$351
Unfunded lending commitments (off-balance sheet)(2)	157	250	13	420	152	231	11	394	161	266	17	444
Total exposure	$341	$406	$37	$784	$347	$406	$35	$788	$345	$408	$42	$795

(1) Includes drawn loans, overdrafts, bankers’ acceptances and leases.
(2) Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region (excluding the delinquency-managed private bank portfolio) based on Citi’s internal management geography:

	June 30, 2020	March 31, 2020	December 31, 2019
North America	58%	57%	57%
EMEA	24	25	24
Asia	12	12	12
Latin America	6	6	7
Total	100%	100%	100%

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

The following table presents the corporate credit portfolio (excluding the delinquency-managed private bank portfolio) by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	June 30, 2020	March 31, 2020	December 31, 2019
AAA/AA/A	49%	48%	50%
BBB	31	33	33
BB/B	16	17	15
CCC or below	4	2	2
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

In addition to the counterparty and facility risk ratings assigned to all exposures, Citi may classify exposures in the corporate credit portfolio. These classifications are consistent with Citi’s interpretation of the U.S. banking regulators’ definition of criticized exposures, which may categorize exposures as special mention, substandard or doubtful.
Risk ratings and classifications are reviewed regularly, and adjusted as appropriate. The credit review process incorporates quantitative and qualitative factors, including financial and non-financial disclosures or metrics, idiosyncratic events or changes to the competitive, regulatory or macroeconomic environment. This includes but is not limited to exposures in those sectors significantly impacted by the pandemic (including energy and energy-related, aviation, consumer retail, commercial real estate and autos).
Citigroup believes the corporate credit portfolio to be appropriately rated and classified as of June 30, 2020. During the course of the second quarter of 2020, and since the onset of the COVID-19 pandemic, Citigroup has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.
As exposures are downgraded, the probability of default increases. Downgrades of exposures tend to result in a higher provision for credit losses. Additionally, downgrades may result in the purchase of additional credit derivatives or other risk mitigants to hedge the incremental credit risk, or may result in seeking to reduce exposure to an obligor or an industry sector. Citigroup will continue to review exposures to ensure the appropriate probability of default is incorporated into all risk assessments.
For additional information on Citi’s corporate credit portfolio, see Note 13 to the Consolidated Financial Statements.

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following details the allocation of Citi’s total corporate credit portfolio by industry (excluding the delinquency-managed private bank portfolio):

	Total exposure
	June 30, 2020	March 31, 2020	December 31, 2019
Transportation and industrials	19%	19%	19%
Private bank	13	13	13
Consumer retail	11	11	10
Health	4	4	4
Technology, media and telecom	10	10	11
Power, chemicals, metals and mining	8	9	9
Banks and finance companies	7	8	7
Securities firms	—	—	—
Real estate	8	7	7
Energy and commodities	7	7	7
Public sector	3	3	3
Insurance	3	3	3
Asset managers and funds	3	3	3
Financial markets infrastructure	2	2	2
Other industries	2	1	2
Total	100%	100%	100%

The following table details Citi’s corporate credit portfolio by industry as of June 30, 2020:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	Net charge-offs (recoveries)(3)	Credit derivative hedges(4)
Transportation and industrials	$148,612	$68,257	$80,355	$110,552	$16,040	$20,190	$1,830	$138	$(8,014)
Autos(5)	51,074	25,475	25,599	42,673	3,938	4,131	332	33	(3,223)
Transportation	30,027	16,949	13,078	16,899	2,801	9,058	1,269	77	(1,135)
Industrials	67,511	25,833	41,678	50,980	9,301	7,001	229	28	(3,656)
Private bank(1)	104,139	67,956	36,183	99,120	2,343	2,251	425	29	(1,080)
Consumer retail	82,007	37,401	44,606	59,457	11,292	10,964	294	11	(4,878)
Health	32,518	8,466	24,052	25,690	4,838	1,831	159	1	(1,814)
Technology, media and telecom	77,282	32,831	44,451	59,961	12,132	4,800	389	39	(6,834)
Power, chemicals, metals and mining	66,089	24,759	41,330	49,048	11,736	5,140	165	45	(5,164)
Power	27,625	7,336	20,289	23,379	3,136	986	124	37	(2,385)
Chemicals	23,294	9,650	13,644	17,028	4,128	2,130	8	5	(2,152)
Metals and mining	15,170	7,773	7,397	8,641	4,472	2,024	33	3	(627)
Banks and finance companies	56,027	34,274	21,753	46,421	5,441	4,000	165	1	(746)
Securities firms	1,423	424	999	1,172	176	65	10	—	(6)
Real estate	58,912	40,673	18,239	48,458	5,323	5,107	24	4	(560)
Energy and commodities(6)	55,390	18,769	36,621	39,365	6,210	8,493	1,322	129	(3,794)
Public sector	26,945	14,470	12,475	22,016	1,845	3,065	19	7	(931)
Insurance	25,156	1,454	23,702	24,112	805	239	—	1	(2,544)
Asset managers and funds	23,059	5,151	17,908	21,946	921	192	—	(1)	(85)
Financial markets infrastructure	13,628	28	13,600	13,609	19	—	—	—	(4)
Other industries	12,554	9,052	3,502	7,134	3,980	1,288	152	40	(38)
Total	$783,741	$363,965	$419,776	$628,061	$83,101	$67,625	$4,954	$444	$(36,492)
(1) Excludes $40,214 million and $4,208 million of funded and unfunded delinquency-managed private bank exposures at June 30, 2020, respectively.
(2) Includes non-accrual loan exposures and criticized unfunded exposures.
(3) Net charge-offs (recoveries) are for the six months ended June 30, 2020 and exclude delinquency-managed private bank charge-offs of $7 million.
(4) Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $36.5 billion of purchased credit protection, $34.5 billion represents the total notional of purchased credit derivatives on individual reference entities. The remaining $2.0 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $16.1 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(5) Autos total credit exposure includes securitization financing facilities secured by auto loans and leases extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $19.8 billion ($9 billion in funded, with more than 98% rated investment grade) as of June 30, 2020.
(6) In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrial sector (e.g., off-shore drilling entities) included in the table above. As of June 30, 2020, Citi’s total exposure to these energy-related entities remained largely consistent with December 31, 2019, at approximately $5.8 billion, of which approximately $3.4 billion consisted of direct outstanding funded loans.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2019:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	Net charge-offs (recoveries)(3)	Credit derivative hedges(4)
Transportation and industrials	$146,643	$59,726	$86,917	$120,777	$19,433	$5,725	$706	$67	$(7,134)
Autos(5)	48,604	21,564	27,040	43,570	3,582	1,311	140	5	(2,982)
Transportation	29,984	14,550	15,434	23,021	4,886	1,652	425	21	(725)
Industrials	68,055	23,612	44,443	54,186	10,965	2,762	141	41	(3,427)
Private bank(1)	102,463	68,798	33,665	100,017	2,244	171	31	36	(1,080)
Consumer retail	81,338	36,117	45,221	62,993	15,131	2,773	441	38	(4,105)
Health	35,008	8,790	26,218	27,791	5,932	1,180	105	14	(1,588)
Technology, media and telecom	83,199	31,333	51,866	63,845	15,846	3,305	203	14	(6,181)
Power, chemicals, metals and mining	73,961	24,377	49,584	58,670	11,997	2,963	331	24	(4,763)
Power	34,349	7,683	26,666	29,317	4,051	679	302	19	(2,111)
Chemicals	23,721	9,152	14,569	18,790	3,905	1,014	12	1	(2,079)
Metals and mining	15,891	7,542	8,349	10,563	4,041	1,270	17	4	(573)
Banks and finance companies	52,036	32,571	19,465	43,663	4,661	3,345	39	12	(755)
Securities firms	1,151	423	728	801	304	38	8	13	—
Real estate	55,518	38,058	17,460	49,461	5,495	525	37	(3)	(573)
Energy and commodities(6)	53,317	17,428	35,889	42,996	5,780	3,627	914	99	(2,808)
Public sector	27,194	14,226	12,968	23,294	1,637	2,558	33	1	(944)
Insurance	24,305	1,658	22,647	23,370	866	69	—	1	(2,218)
Asset managers and funds	24,763	6,942	17,821	22,357	2,276	130	—	31	(32)
Financial markets infrastructure	16,838	22	16,816	16,838	—	—	—	—	(2)
Other industries	16,842	9,718	7,214	8,299	7,383	1,080	80	42	65
Total	$794,576	$350,187	$444,479	$665,172	$98,985	$27,489	$2,928	$389	$(32,118)

(1) Excludes $39,748 million and $3,426 million of funded and unfunded delinquency-managed private bank exposures at December 31, 2019, respectively.
(2) Includes non-accrual loan exposures and criticized unfunded exposures.
(3) Net charge-offs (recoveries) are for the year ended December 31, 2019 and exclude delinquency-managed private bank charge-offs of $6 million.
(4) Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $32.1 billion of purchased credit protection, $30.5 billion represents the total notional of purchased credit derivatives on individual reference entities. The remaining $1.6 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $13.8 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(5) Autos total credit exposure includes securitization financing facilities secured by auto loans and leases extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.9 billion ($7.7 billion in funded) as of December 31, 2019, of which more than 99% were investment grade at December 31, 2019.
(6) In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and transportation and industrial sector (e.g., off-shore drilling entities) included in the table above. As of December 31, 2019, Citi’s total exposure to these energy-related entities remained largely consistent with September 30, 2019, at approximately $6 billion, of which approximately $3 billion consisted of direct outstanding funded loans.

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
At June 30, 2020, March 31, 2020 and December 31, 2019, ICG (excluding the delinquency-managed private bank portfolio) had economic hedges on the corporate credit portfolio of $36.5 billion, $33.0 billion and $32.1 billion, respectively. Citigroup’s expected credit loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG (excluding the delinquency-managed private bank portfolio) corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2020	March 31, 2020	December 31, 2019
AAA/AA/A	30%	32%	36%
BBB	53	52	51
BB/B	14	14	12
CCC or below	3	2	1
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2020	2020	2019	2019	2019
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$48,167	$47,260	$47,008	$46,337	$45,474
Home equity loans(2)	8,524	8,936	9,223	9,850	10,404
Credit cards	128,032	137,316	149,163	141,560	140,246
Personal, small business and other	4,859	3,675	3,699	3,793	3,873
Total	$189,582	$197,187	$209,093	$201,540	$199,997
In offices outside North America(1)
Residential first mortgages(2)	$36,745	$35,400	$37,686	$36,644	$36,580
Credit cards	20,966	21,801	25,909	24,367	24,975
Personal, small business and other	33,820	34,042	36,860	34,849	34,953
Total	$91,531	$91,243	$100,455	$95,860	$96,508
Consumer loans, net of unearned income(3)	$281,113	$288,430	$309,548	$297,400	$296,505
Corporate loans
In North America offices(1)
Commercial and industrial	$70,755	$81,231	$55,929	$59,645	$64,601
Financial institutions	53,860	60,653	53,922	52,678	47,610
Mortgage and real estate(2)	57,821	55,428	53,371	52,972	51,321
Installment and other	25,602	30,591	31,238	31,303	33,555
Lease financing	869	988	1,290	1,314	1,385
Total	$208,907	$228,891	$195,750	$197,912	$198,472
In offices outside North America(1)
Commercial and industrial	$115,471	$121,703	$112,668	$120,900	$117,759
Financial institutions	35,173	37,003	40,211	37,908	37,523
Mortgage and real estate(2)	10,332	9,639	9,780	7,811	7,577
Installment and other	30,678	31,728	27,303	26,774	27,333
Lease financing	66	72	95	80	92
Governments and official institutions	3,552	3,554	4,128	2,958	3,409
Total	$195,272	$203,699	$194,185	$196,431	$193,693
Corporate loans, net of unearned income(4)	$404,179	$432,590	$389,935	$394,343	$392,165
Total loans—net of unearned income	$685,292	$721,020	$699,483	$691,743	$688,670
Allowance for credit losses on loans (ACLL)	(26,420)	(20,841)	(12,783)	(12,530)	(12,466)
Total loans—net of unearned income and ACLL	$658,872	$700,179	$686,700	$679,213	$676,204
ACLL as a percentage of total loans— net of unearned income(5)	3.89%	2.91%	1.84%	1.82%	1.82%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	6.97%	6.03%	3.20%	3.27%	3.26%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	1.71%	0.81%	0.75%	0.72%	0.72%
(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification of corporate loans between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Consumer loans are net of unearned income of $734 million, $771 million, $783 million, $783 million and $751 million at June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)Corporate loans include private bank loans and are net of unearned income of $(854) million, $(791) million, $(814) million, $(818) million and $(853) million at June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2020	2020	2019	2019	2019
Allowance for credit losses on loans (ACLL) at beginning of period	$20,841	$12,783	$12,530	$12,466	$12,329
Adjustment to opening balance for CECL adoption(1)	—	4,201	—	—	—
Adjusted ACLL at beginning of period	$20,841	$16,984	$12,530	$12,466	$12,329
Provision for credit losses on loans (PCLL)
Consumer(2)	$4,003	$5,001	$1,948	$1,916	$1,947
Corporate	3,693	1,443	175	146	142
Total	$7,696	$6,444	$2,123	$2,062	$2,089
Gross credit losses on loans
Consumer
In U.S. offices	$1,675	$1,763	$1,672	$1,564	$1,659
In offices outside the U.S.	506	578	535	588	591
Corporate
In U.S. offices	177	116	68	98	62
In offices outside the U.S.	170	22	86	31	42
Total	$2,528	$2,479	$2,361	$2,281	$2,354
Credit recoveries on loans(3)
Consumer
In U.S. offices	$199	$239	$249	$231	$253
In offices outside the U.S.	100	121	128	118	123
Corporate
In U.S. offices	12	6	9	13	7
In offices outside the U.S.	11	5	31	6	8
Total	$322	$371	$417	$368	$391
Net credit losses on loans (NCLs)
In U.S. offices	$1,641	$1,634	$1,482	$1,418	$1,461
In offices outside the U.S.	565	474	462	495	502
Total	$2,206	$2,108	$1,944	$1,913	$1,963
Other—net(4)(5)(6)(7)(8)(9)	$89	$(479)	$74	$(85)	$11
Allowance for credit losses on loans (ACLL) at end of period	$26,420	$20,841	$12,783	$12,530	$12,466
ACLL as a percentage of EOP loans(10)	3.89%	2.91%	1.84%	1.82%	1.82%
Allowance for credit losses on unfunded lending commitments (ACLUC)(11)(12)	$1,859	$1,813	$1,456	$1,385	$1,376
Total ACLL and ACLUC	$28,279	$22,654	$14,239	$13,915	$13,842
Net consumer credit losses on loans	$1,882	$1,981	$1,830	$1,803	$1,874
As a percentage of average consumer loans	2.70%	2.66%	2.41%	2.42%	2.57%
Net corporate credit losses on loans	$324	$127	$114	$110	$89
As a percentage of average corporate loans	0.31%	0.13%	0.12%	0.11%	0.09%
ACLL by type at end of period(13)
Consumer	$19,596	$17,390	$9,897	$9,727	$9,679
Corporate	6,824	3,451	2,886	2,803	2,787
Total	$26,420	$20,841	$12,783	$12,530	$12,466
(1)On January 1, 2020, Citi adopted Accounting Standards Update (ASC) 326, Financial Instruments—Credit Losses (CECL). The ASU introduces a new credit loss methodology requiring earlier recognition of credit losses while also providing additional transparency about credit risk. On January 1, 2020, Citi recorded a $4.1 billion, or an approximate 29%, pretax increase in the Allowance for credit losses, along with a $3.1 billion after-tax decrease in Retained earnings and a deferred tax asset increase of $1.0 billion. This transition impact reflects (i) a $4.9 billion build to the Consumer allowance for credit losses due to longer estimated tenors than under the incurred loss methodology under prior U.S. GAAP, net of recoveries; and (ii) a $(0.8) billion decrease to the Corporate allowance for credit losses due to shorter remaining tenors, incorporation of recoveries and use of more specific historical loss data based on an increase in portfolio segmentation across industries and geographies. See Note 1 to the Consolidated Financial Statements for further discussion on the impact of Citi’s adoption of CECL.

(2)During the second quarter of 2020, Citi updated its ACLL estimate of lifetime credit losses resulting from a change in accounting for variable post-charge-off third-party agency collection costs in its U.S. Consumer businesses. After June 30, 2020, these costs will be recorded as operating expenses for future periods as they are incurred. The impact of this change in estimate effected by a change in accounting principle resulted in an approximate $426 million reduction in Citi's estimated ACLL at June 30, 2020. For additional information, see “Significant Accounting Policies and Significant Estimates” below.
(3)Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.
(4)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(5)The second quarter of 2020 includes an increase of approximately $88 million related to FX translation.
(6)The first quarter of 2020 includes a decrease of approximately $483 million related to FX translation.
(7)The fourth quarter of 2019 includes an increase of approximately $86 million related to FX translation.
(8)The third quarter of 2019 includes a decrease of approximately $65 million related to FX translation.
(9)The second quarter of 2019 includes an increase of approximately $13 million related to FX translation.
(10)June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, and June 30, 2019, exclude $5.8 billion, $4.0 billion, $4.1 billion, $3.9 billion, and $3.8 billion, respectively, of loans that are carried at fair value.
(11)At June 30, 2020, the Corporate ACLUC includes a non-provision transfer of $68 million, representing reserves on performance guarantees as of March 31, 2020. The reserves on these contracts have been reclassified out of the allowance for credit losses on unfunded lending commitments and into other liabilities as of June 30, 2020.
(12)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(13)See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements. Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	June 30, 2020
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
North America cards(2)	$14.7	$128.0	11.5%
North America mortgages(3)	0.9	56.7	1.6
North America other	0.3	4.9	6.1
International cards	2.0	21.0	9.5
International other(4)	1.7	70.5	2.4
Total consumer	$19.6	$281.1	7.0%
Total corporate	6.8	404.2	1.7
Total Citigroup	$26.4	$685.3	3.9%
(1)Loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.
(2)Includes both Citi-branded cards and Citi retail services. The $14.7 billion of loan loss reserves represented approximately 30 months of coincident net credit loss coverage. As of June 30, 2020, North America Citi-branded cards ACLL as a percentage of EOP loans was 10.1% and North America Citi retail services ACLL as a percentage of EOP loans was 14.0%.
(3)Of the $0.9 billion, approximately $0.5 billion was allocated to North America mortgages in Corporate/Other, including approximately $0.7 billion and $0.2 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $56.7 billion in loans, approximately $54.8 billion and $1.9 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.
(4)Includes mortgages and other retail loans.

	December 31, 2019
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
North America cards(2)	$7.0	$149.2	4.7%
North America mortgages(3)	0.3	56.2	0.5
North America other	0.1	3.7	2.7
International cards	1.4	25.9	5.4
International other(4)	1.1	74.6	1.5
Total consumer	$9.9	$309.6	3.2%
Total corporate	2.9	389.9	0.7
Total Citigroup	$12.8	$699.5	1.8%
(1)Loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.
(2)Includes both Citi-branded cards and Citi retail services. The $7.0 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.
(3)Of the $0.3 billion, nearly all was allocated to North America mortgages in Corporate/Other, including $0.1 billion and $0.2 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $56.2 billion in loans, approximately $54.2 billion and $2.0 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.

(4)Includes mortgages and other retail loans.

The following table details Citi’s corporate credit allowance for credit losses on loans (ACLL) by industry exposure:

	June 30, 2020
In millions of dollars, except percentages	Funded exposure(1)	ACLL(2)(3)	ACLL as a % of funded exposure
Transportation and industrials	$68,257	$1,957	2.87%
Private bank	67,956	345	0.51
Consumer retail	37,401	773	2.07
Health	8,466	180	2.13
Technology, media and telecom	32,831	482	1.47
Power, chemicals, metals and mining	24,759	543	2.19
Banks and finance companies	34,274	323	0.94
Securities firms	424	9	2.12
Real estate	40,673	551	1.35
Energy and commodities	18,769	841	4.48
Public sector	14,470	251	1.73
Insurance	1,454	9	0.62
Asset managers and funds	5,151	29	0.56
Financial markets infrastructure	28	—	—
Other industries	9,052	181	2.00
Total	$363,965	$6,474	1.78%

(1) Funded exposure includes $5,783 million of loans at fair value that are not subject to ACLL under the CECL standard.
(2) As of June 30, 2020, the ACLL shown above reflects coverage of 0.5% of funded investment grade exposure and 5.1% of funded non-investment grade exposure.
(3) Excludes $350 million of ACLL associated with approximately $40 billion of funded delinquency-managed private bank exposures at June 30, 2020. Including those reserves and exposures, the total ACLL is 1.71% of total funded exposure, including 0.6% of funded investment grade exposure and 4.9% of funded non-investment grade exposure.

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

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2020	2020	2019	2019	2019
Corporate non-accrual loans(1)(2)
North America	$2,466	$1,138	$1,214	$1,056	$913
EMEA	812	720	430	307	321
Latin America	585	447	473	399	353
Asia	153	179	71	84	80
Total corporate non-accrual loans	$4,016	$2,484	$2,188	$1,846	$1,667
Consumer non-accrual loans(3)
North America	$928	$926	$905	$1,013	$1,082
Latin America	608	489	632	595	629
Asia(4)	293	284	279	258	260
Total consumer non-accrual loans	$1,829	$1,699	$1,816	$1,866	$1,971
Total non-accrual loans	$5,845	$4,183	$4,004	$3,712	$3,638
(1)Approximately 63%, 45%, 44%, 41% and 48% of Citi’s corporate non-accrual loans were performing at June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively.
(2)The June 30, 2020 corporate non-accrual loans represented 0.99% of total corporate loans, and approximately two-thirds were still making payments.
(3) Excludes purchased credit deteriorated loans, as they are generally accreting interest. The carrying value of these loans was $121 million at June 30, 2020, $129 million at March 31, 2020, $128 million at December 31, 2019, $117 million at September 30, 2019 and $123 million at June 30, 2019.
(4) Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$2,484	$1,699	$4,183	$1,732	$1,955	$3,687
Additions	2,414	638	3,052	499	823	1,322
Sales and transfers to HFS	—	(11)	(11)	—	(22)	(22)
Returned to performing	(69)	(113)	(182)	(11)	(92)	(103)
Paydowns/settlements	(802)	(109)	(911)	(499)	(286)	(785)
Charge-offs	(41)	(278)	(319)	(37)	(406)	(443)
Other	30	3	33	(17)	(1)	(18)
Ending balance	$4,016	$1,829	$5,845	$1,667	$1,971	$3,638

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$2,188	$1,816	$4,004	$1,511	$2,027	$3,538
Additions	3,230	1,590	4,820	1,222	1,545	2,767
Sales and transfers to HFS	(1)	(31)	(32)	(5)	(56)	(61)
Returned to performing	(117)	(204)	(321)	(39)	(234)	(273)
Paydowns/settlements	(1,156)	(433)	(1,589)	(983)	(460)	(1,443)
Charge-offs	(132)	(605)	(737)	(72)	(808)	(880)
Other	4	(304)	(300)	33	(43)	(10)
Ending balance	$4,016	$1,829	$5,845	$1,667	$1,971	$3,638

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2020	2020	2019	2019	2019
OREO
North America	$32	$35	$39	$51	$47
EMEA	—	1	1	1	1
Latin America	6	6	14	14	14
Asia	6	8	7	6	20
Total OREO	$44	$50	$61	$72	$82
Non-accrual assets
Corporate non-accrual loans	$4,016	$2,484	$2,188	$1,846	$1,667
Consumer non-accrual loans	1,829	1,699	1,816	1,866	1,971
Non-accrual loans (NAL)	$5,845	$4,183	$4,004	$3,712	$3,638
OREO	$44	$50	$61	$72	$82
Non-accrual assets (NAA)	$5,889	$4,233	$4,065	$3,784	$3,720
NAL as a percentage of total loans	0.85%	0.58%	0.57%	0.54%	0.53%
NAA as a percentage of total assets	0.26	0.19	0.21	0.19	0.19
ACLL as a percentage of NAL(1)	452%	498%	319%	338%	343%

(1)The allowance for credit losses on loans includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased credit deteriorated loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Jun. 30, 2020	Dec. 31, 2019
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$275	$226
Mortgage and real estate	60	57
Financial institutions	—	—
Other	8	4
Total	$343	$287
In offices outside the U.S.
Commercial and industrial(2)	$131	$200
Mortgage and real estate	31	22
Financial institutions	—	—
Other	2	40
Total	$164	$262
Total corporate renegotiated loans	$507	$549
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,895	$1,956
Cards	1,434	1,464
Installment and other	17	17
Total	$3,346	$3,437
In offices outside the U.S.
Mortgage and real estate	$289	$305
Cards	450	466
Installment and other	421	400
Total	$1,160	$1,171
Total consumer renegotiated loans	$4,506	$4,608
(1)Includes $472 million and $472 million of non-accrual loans included in the non-accrual loans table above at June 30, 2020 and December 31, 2019, respectively. The remaining loans are accruing interest.
(2)In addition to modifications reflected as TDRs at June 30, 2020 and December 31, 2019, Citi also modified $25 million and $26 million, respectively, of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession or because the modifications qualified for exemptions from TDR accounting provided by the CARES Act or Interagency Guidance.
(3)Includes $794 million and $814 million of non-accrual loans included in the non-accrual loans table above at June 30, 2020 and December 31, 2019, respectively. The remaining loans were accruing interest.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2019 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Jun. 30, 2020	Mar. 31, 2020	Jun. 30, 2019	Jun. 30, 2020	Mar. 31, 2020	Jun. 30, 2019	Jun. 30, 2020	Mar. 31, 2020	Jun. 30, 2019
Available cash	$273.8	$170.9	$102.1	$2.9	$3.1	$42.1	$276.7	$174.0	$144.2
U.S. sovereign	67.5	92.1	93.8	42.2	34.7	37.0	109.7	126.8	130.8
U.S. agency/agency MBS	36.4	52.4	57.5	7.0	7.2	4.8	43.4	59.6	62.3
Foreign government debt(1)	46.6	66.3	61.9	11.4	12.7	4.0	58.0	78.9	65.9
Other investment grade	1.3	1.5	3.1	0.7	1.1	0.7	2.0	2.7	3.8
Total HQLA (AVG)	$425.6	$383.2	$318.4	$64.2	$58.8	$88.6	$489.8	$442.0	$407.0

Note: The amounts set forth in the table above are presented on an average basis. For securities, the amounts represent the liquidity value that potentially could be realized and, therefore, exclude any securities that are encumbered and incorporate any haircuts applicable under the U.S. LCR rule. The table above incorporates various restrictions that could limit the transferability of liquidity between legal entities, including Section 23A of the Federal Reserve Act.
(1) Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Mexico, Singapore, Hong Kong and Canada.

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
Citigroup’s HQLA increased quarter-over-quarter, reflecting long-term debt issuance and a portion of the deposit growth at Citibank. While this deposit growth significantly increased liquidity at Citibank, a significant amount of this liquidity was not assumed to be transferable to other entities within Citigroup and therefore not included in Citi’s consolidated HQLA.
        As of June 30, 2020, Citigroup had approximately $900 billion of available liquidity resources to support client and business needs, including end-of-period HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within the Citi’s HQLA to support Federal Home Loan Bank (FHLB) and Federal Reserve Bank discount window borrowing capacity.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Jun. 30, 2020	Mar. 31, 2020	Jun. 30, 2019
HQLA	$489.8	$442.0	$407.0
Net outflows	420.1	385.8	353.5
LCR	117%	115%	115%
HQLA in excess of net outflows	$69.7	$56.2	$53.5

Note: The amounts are presented on an average basis.

As of June 30, 2020, Citigroup’s average LCR increased modestly from the quarter ended March 31, 2020, primarily reflecting the issuance of long-term debt.

Loans
The table below details the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Jun. 30, 2020	Mar. 31, 2020	Jun. 30, 2019
Global Consumer Banking
North America	$181.0	$193.3	$185.3
Latin America	13.4	16.7	17.1
Asia(1)	77.1	80.3	77.7
Total	$271.5	$290.3	$280.1
Institutional Clients Group
Corporate lending	$190.4	$159.9	$162.0
Treasury and trade solutions (TTS)	71.0	73.1	73.2
Private bank	108.9	109.9	101.2
Markets and securities services and other	52.0	52.1	50.6
Total	$422.3	$395.0	$387.0
Total Corporate/Other	$9.0	$9.4	$12.5
Total Citigroup loans (AVG)	$702.8	$694.7	$679.6
Total Citigroup loans (EOP)	$685.3	$721.0	$688.7

(1)Includes loans in certain EMEA countries for all periods presented.

End-of-period loans were largely unchanged year-over-year and declined 5% sequentially. Excluding the impact of FX translation, end-of-period loans increased 1% year-over-year and declined 6% sequentially.
On an average basis, loans increased 3% year-over-year and 1% sequentially. Excluding the impact of FX translation, average loans increased 5% year-over-year and 2% sequentially. On this basis, average GCB loans declined 1% year-over-year, reflecting the impact of lower customer spending activity in Citi’s cards businesses across regions related to the pandemic.
Excluding the impact of FX translation, average ICG loans increased 11% year-over-year. Loans in corporate lending grew 21% on an average basis, as Citi continued to provide new loans and facilitate draws for clients seeking to bolster liquidity. On an end-of-period basis, loans in corporate lending declined 12% sequentially, reflecting significant repayments as Citi assisted its clients in accessing the capital markets.
Average Corporate/Other loans continued to decline (down 28%), driven by the wind-down of legacy assets.
Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Jun. 30, 2020	Mar. 31, 2020	Jun. 30, 2019
Global Consumer Banking(1)
North America	$172.5	$161.3	$151.6
Latin America	20.6	22.9	22.8
Asia(2)	108.8	105.9	100.8
Total	$301.9	$290.1	$275.2
Institutional Clients Group
Treasury and trade solutions (TTS)	$667.5	$571.3	$522.1
Banking ex-TTS	143.5	140.1	133.1
Markets and securities services	108.2	100.1	93.9
Total	$919.2	$811.5	$749.1
Corporate/Other	$12.8	$12.9	$15.6
Total Citigroup deposits (AVG)	$1,233.9	$1,114.5	$1,039.9
Total Citigroup deposits (EOP)	$1,233.7	$1,184.9	$1,045.6
(1)Reflects deposits within retail banking.
(2)Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 18% year-over-year and 4% sequentially. Excluding the impact of FX translation, end-of-period deposits increased 20% year-over-year and 3% sequentially.
On an average basis, deposits increased 19% year-over-year and 11% sequentially. Excluding the impact of FX translation, average deposits grew 21% from the prior-year period and 12% sequentially.
On this basis, average deposits in GCB increased 12%, with strong growth across all regions. In North America GCB, average deposits grew 14% driven by a combination of factors, including the delay of tax payments, government stimulus payments and a reduction in overall spending, as well as Citi’s continued strategic efforts to drive organic growth.
Excluding the impact of FX translation, average deposits in ICG grew 25% year-over-year, primarily driven by 30% growth in TTS, as well as continued growth in the private bank and securities services.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.7 years as of June 30, 2020, compared to 8.5 years as of the prior year and 9.0 years as of the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Jun. 30, 2020	Mar. 31, 2020	Jun. 30, 2019
Parent and other(1)
Benchmark debt:
Senior debt	$126.9	$115.5	$111.2
Subordinated debt	27.6	27.5	25.5
Trust preferred	1.7	1.7	1.7
Customer-related debt	60.4	51.7	47.9
Local country and other(2)	7.7	7.3	3.3
Total parent and other	$224.3	$203.7	$189.6
Bank
FHLB borrowings	$15.0	$16.0	$7.7
Securitizations(3)	17.6	20.8	25.9
Citibank benchmark senior debt	16.3	22.2	25.4
Local country and other(2)	6.6	3.4	3.6
Total bank	$55.5	$62.4	$62.6
Total long-term debt	$279.8	$266.1	$252.2
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Parent and other includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of June 30, 2020, parent and other included $55.3 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries, as well as certain Citigroup consolidated hedging activities.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within parent and other, certain secured financing is also included. Within bank, borrowings under certain U.S. government-sponsored liquidity programs are also included.
(3)Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding increased both year-over-year and sequentially, primarily driven by the issuance of unsecured benchmark senior debt and customer-related debt at the non-bank entities, partially offset by declines in unsecured benchmark senior debt and securitizations at the bank. Year-over-year, the increase in long-term debt was also driven by an increase in FHLB borrowings at the bank.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the second quarter of 2020, Citi redeemed or repurchased an aggregate of approximately $7.1 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q20		1Q20		2Q19
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent and other
Benchmark debt:
Senior debt	$—	$10.3	$2.1	$7.6	$5.1	$4.5
Subordinated debt	—	—	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	8.4	10.3	6.4	13.0	3.2	7.5
Local country and other	0.2	0.3	0.4	0.3	0.3	0.2
Total parent and other	$8.6	$20.9	$8.9	$20.9	$8.6	$12.2
Bank
FHLB borrowings	$1.0	$—	$2.4	$12.9	$2.8	$—
Securitizations	3.3	—	0.1	—	0.1	—
Citibank benchmark senior debt	6.0	—	1.0	—	—	3.9
Local country and other	0.4	3.5	0.6	0.3	0.4	0.2
Total bank	$10.7	$3.5	$4.1	$13.2	$3.3	$4.1
Total	$19.3	$24.4	$13.0	$34.1	$11.9	$16.3

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2020, as well as its aggregate expected remaining long-term debt maturities by year as of June 30, 2020:

	2020 YTD	Maturities
In billions of dollars		2020	2021	2022	2023	2024	2025	Thereafter	Total
Parent and other
Benchmark debt:
Senior debt	$2.1	$4.4	$14.3	$11.5	$12.7	$8.6	$7.6	$67.9	$126.9
Subordinated debt	—	—	—	0.7	1.3	1.1	5.3	19.2	27.6
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt	14.8	4.1	7.7	7.2	5.2	3.8	3.0	29.4	60.4
Local country and other	0.6	0.8	3.6	1.5	0.2	—	—	1.5	7.7
Total parent and other	$17.5	$9.3	$25.6	$20.9	$19.4	$13.5	$15.9	$119.7	$224.3
Bank
FHLB borrowings	$3.4	$2.1	$7.7	$5.3	$—	$—	$—	$—	$15.0
Securitizations	3.3	1.1	7.0	2.2	2.5	1.1	0.4	3.3	17.6
Citibank benchmark senior debt	7.0	2.8	5.1	5.6	—	2.8	—	—	16.3
Local country and other	1.1	1.0	0.5	4.0	0.2	0.5	—	0.2	6.6
Total bank	$14.8	$7.0	$20.3	$17.1	$2.7	$4.4	$0.4	$3.5	$55.5
Total long-term debt	$32.3	$16.3	$45.9	$38.0	$22.1	$17.9	$16.3	$123.2	$279.8

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
Secured funding of $216 billion as of June 30, 2020 increased 19% from the prior-year period and declined 3% sequentially. Excluding the impact of FX translation, secured funding increased 22% from the prior-year period and declined 4% sequentially, both driven by normal business activity. The average balances for secured funding were approximately $225 billion for the quarter ended June 30, 2020.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of June 30, 2020.
Citi manages the risks in its secured funding by conducting daily stress tests to account for changes in capacity, tenor, haircut, collateral profile and client actions. In addition, Citi maintains counterparty diversification by establishing concentration triggers and assessing counterparty reliability and stability under stress. Citi generally sources secured funding from more than 150 counterparties.

Short-Term Borrowings
Citi’s short-term borrowings of $40 billion decreased 5% year-over-year and 27% sequentially, primarily driven by a decline in FHLB advances (see Note 16 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of June 30, 2020.

Ratings as of June 30, 2020

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Negative	A+	F1	Negative
Moody’s Investors Service (Moody’s)	A3	P-2	Stable	Aa3	P-1	Stable
Standard & Poor’s (S&P)	BBB+	A-2	Stable	A+	A-1	Stable

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of June 30, 2020, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.5 billion, compared to $0.6 billion as of March 31, 2020. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of June 30, 2020, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.4 billion, compared to $0.6 billion as of March 31, 2020.
In total, as of June 30, 2020, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $1.0 billion, compared to $1.2 billion as of March 31, 2020 (see also Note 19 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of June 30, 2020, Citibank had liquidity commitments of approximately $11.0 billion to consolidated asset-backed commercial paper conduits, compared to $12.2 billion as of March 31, 2020 (as referenced in Note 18 to the Consolidated Financial Statements).
In addition to the above-referenced liquidity resources of certain Citibank entities, Citibank could reduce the funding and liquidity risk, if any, of the potential downgrades described above through mitigating actions, including repricing or reducing certain commitments to commercial paper conduits. In the event of the potential downgrades described above, Citi believes that certain corporate customers could re-evaluate their deposit relationships with Citibank. This re-evaluation could result in clients’ adjusting their discretionary deposit levels or changing their depository institution, which could potentially reduce certain deposit levels at Citibank. However, Citi could choose to adjust pricing, offer alternative deposit products to its existing customers or seek to attract deposits from new customers, in addition to the mitigating actions referenced above.

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

Market Risk of Non-Trading Portfolios

The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Jun. 30, 2020	Mar. 31, 2020	Jun. 30, 2019
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$27	$(142)	$404
All other currencies	683	660	659
Total	$710	$518	$1,063
As a percentage of average interest-earning assets	0.03%	0.03%	0.06%
Estimated initial impact to AOCI (after-tax)(2)	$(5,705)	$(5,746)	$(3,738)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(35)	(34)	(23)

(1)Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(265) million for a 100 bps instantaneous increase in interest rates as of June 30, 2020.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

As shown in the table above, Citi increased its net interest revenue exposure to an increase in interest rates. The increase was predominantly in U.S. dollar exposure, which changed from a liability-sensitive $(142) million as of March 31, 2020 to a more asset-sensitive $27 million as of June 30, 2020, primarily driven by placement of a large increase in deposits into cash equivalents and investments.
The relatively small quarterly change in the estimated impact to AOCI primarily reflected a continuation of the positioning strategy of Citi Treasury’s investment securities and related interest rate derivatives portfolio. In the event of a parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in stockholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of June 30, 2020, Citi expects that the negative $5.7 billion impact to AOCI in such a scenario could potentially be offset over approximately 38 months.

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

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$27	$95	$239	$(147)	$(219)
All other currencies	683	602	37	(37)	(354)
Total	$710	$697	$276	$(184)	$(573)
Estimated initial impact to AOCI (after-tax)(1)	$(5,705)	$(3,901)	$(2,004)	$1,449	$3,019
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(35)	(24)	(13)	8	13
Note: Each scenario assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year rate are interpolated.
(1)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2020, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.4 billion, or 1.0%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Indian rupee, Euro and Australian dollar.
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

	For the quarter ended
In millions of dollars, except as otherwise noted	Jun. 30, 2020	Mar. 31, 2020	Jun. 30, 2019
Change in FX spot rate(1)	2.1%	(9.2)%	0.4%
Change in TCE due to FX translation, net of hedges	$418	$(3,201)	$56
As a percentage of TCE	0.3%	(2.1)%	—%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(0.2)	(5)	—

(1)  FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2020		2020		2019		2Q20 vs. 2Q19
Interest revenue(1)	$14,632		$17,185		$19,761		(26)%
Interest expense(2)	3,509		5,647		7,762		(55)
Net interest revenue, taxable equivalent basis	$11,123		$11,538		$11,999		(7)%
Interest revenue—average rate(3)	2.85%		3.69%		4.40%		(155)	bps
Interest expense—average rate	0.83		1.49		2.14		(131)	bps
Net interest margin(3)(4)	2.17		2.48		2.67		(50)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.19%		1.08%		2.13%		(194)	bps
10-year U.S. Treasury note—average rate	0.69		1.37		2.34		(165)	bps
10-year vs. two-year spread	50	bps	29	bps	21	bps
Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S.
(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21% of $43 million, $46 million and $49 million for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 on “Average Balances and Interest Rates—Assets” below.
(4)Citi’s net interest margin (NIM) is calculated by dividing net interest revenue by average interest-earning assets.

Net Interest Revenue Excluding ICG Markets

	2nd Qtr.	1st Qtr.	2nd Qtr.	Change
In millions of dollars	2020	2020	2019	2Q20 vs. 2Q19
Net interest revenue—taxable equivalent basis(1) per above	$11,123	$11,538	$11,999	(7)%
ICG Markets net interest revenue—taxable equivalent basis(1)	1,511	1,182	1,270	19
Net interest revenue excluding ICG Markets—taxable equivalent basis(1)	$9,612	$10,356	$10,729	(10)%

(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21% of $43 million, $46 million and $49 million for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019, respectively.

Citi’s net interest revenue in the second quarter of 2020 decreased 7% to $11.1 billion versus the prior-year period. Citi’s net interest revenue on a taxable equivalent basis also decreased 7% (as set forth in the table above). Excluding the impact of FX translation, net interest revenue declined year-over-year by approximately $580 million, as a decline of $810 million in net interest revenue excluding ICG Markets was partially offset by a $230 million increase in ICG Markets (fixed income markets and equity markets) net interest revenue. The decrease in net interest revenue excluding ICG Markets reflected the impact of lower rates and lower loan balances, partially offset by a favorable loan mix in North America Citi-branded cards. The increase in ICG Markets net interest revenue reflected a change in the mix of trading positions in support of client activity. Citi expects its net interest revenue to decline year-over-year in the third quarter 2020 due to the impact of lower interest rates and lower levels of customer activity related to the pandemic.
Citi’s NIM was 2.17% on a taxable equivalent basis in the second quarter of 2020, a decrease of 31 basis points from the prior quarter, with lower net interest revenues driving approximately one-third of the decline and the remainder representing growth in Citi’s balance sheet reflecting an increase in liquid assets driven by strong deposit growth.
Citi’s ICG Markets net interest revenues and net interest revenue excluding ICG Markets are non-GAAP financial measures. Citi reviews net interest revenue excluding ICG Markets to assess the performance of its lending, investing and deposit-raising activities. Citi believes disclosure of this metric assists in providing a meaningful depiction of the underlying fundamentals of its non-ICG Markets businesses.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

Quarterly—Assets	Average volume			Interest revenue			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2020	2020	2019	2020	2020	2019	2020	2020	2019
Deposits with banks(4)	$305,485	$207,130	$192,483	$159	$527	$736	0.21%	1.02%	1.53%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$143,429	$141,351	$147,677	$174	$749	$1,345	0.49%	2.13%	3.65%
In offices outside the U.S.(4)	142,681	127,549	118,973	227	459	552	0.64	1.45	1.86
Total	$286,110	$268,900	$266,650	$401	$1,208	$1,897	0.56%	1.81%	2.85%
Trading account assets(6)(7)
In U.S. offices	$155,037	$130,138	$108,993	$953	$975	$1,014	2.47%	3.01%	3.73%
In offices outside the U.S.(4)	124,908	122,320	136,733	722	619	1,129	2.32	2.04	3.31
Total	$279,945	$252,458	$245,726	$1,675	$1,594	$2,143	2.41%	2.54%	3.50%
Investments
In U.S. offices
Taxable	$260,163	$238,298	$217,593	$1,024	$1,158	$1,273	1.58%	1.95%	2.35%
Exempt from U.S. income tax	14,699	14,170	15,233	126	109	196	3.45	3.09	5.16
In offices outside the U.S.(4)	139,917	128,867	114,575	971	1,038	1,060	2.79	3.24	3.71
Total	$414,779	$381,335	$347,401	$2,121	$2,305	$2,529	2.06%	2.43%	2.92%
Loans (net of unearned income)(8)
In U.S. offices	$410,371	$403,558	$393,694	$6,732	$7,318	$7,614	6.60%	7.29%	7.76%
In offices outside the U.S.(4)	292,424	291,117	285,928	3,434	3,950	4,385	4.72	5.46	6.15
Total	$702,795	$694,675	$679,622	$10,166	$11,268	$11,999	5.82%	6.52%	7.08%
Other interest-earning assets(9)	$75,287	$68,737	$67,885	$110	$283	$457	0.59%	1.66%	2.70%
Total interest-earning assets	$2,064,401	$1,873,235	$1,799,767	$14,632	$17,185	$19,761	2.85%	3.69%	4.40%
Non-interest-earning assets(6)	$202,209	$206,484	$179,357
Total assets	$2,266,610	$2,079,719	$1,979,124

Six Months—Assets	Average volume		Interest revenue		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2020	2019	2020	2019	2020	2019
Deposits with banks(4)	$256,308	$181,926	$686	$1,343	0.54%	1.49%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$142,390	$150,104	$923	$2,607	1.30%	3.50%
In offices outside the U.S.(4)	135,115	121,041	686	1,080	1.02	1.80
Total	$277,505	$271,145	$1,609	$3,687	1.17%	2.74%
Trading account assets(6)(7)
In U.S. offices	$142,588	$102,449	$1,928	$1,954	2.72%	3.85%
In offices outside the U.S.(4)	123,614	130,703	1,341	1,881	2.18	2.90
Total	$266,202	$233,152	$3,269	$3,835	2.47%	3.32%
Investments
In U.S. offices
Taxable	$249,230	$221,663	$2,182	$2,782	1.76%	2.53%
Exempt from U.S. income tax	14,435	15,760	235	325	3.27	4.16
In offices outside the U.S.(4)	134,392	111,782	2,009	2,000	3.01	3.61
Total	$398,057	$349,205	$4,426	$5,107	2.24%	2.95%
Loans (net of unearned income)(8)
In U.S. offices	$406,964	$393,546	$14,050	$15,263	6.94%	7.82%
In offices outside the U.S.(4)	291,771	285,870	7,384	8,726	5.09	6.16
Total	$698,735	$679,416	$21,434	$23,989	6.17%	7.12%
Other interest-earning assets(9)	$72,012	$67,405	$393	$940	1.10%	2.81%
Total interest-earning assets	$1,968,819	$1,782,249	$31,817	$38,901	3.25%	4.40%
Non-interest-earning assets(6)	$204,346	$177,022
Total assets	$2,173,165	$1,959,271
(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21% of $89 million and $113 million for the six months ended June 30, 2020 and 2019, respectively.
(2)Interest rates and amounts include the effects of risk management activities associated with the respective asset categories.
(3)Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to ASC 210-20-45. However, Interest revenue excludes the impact of ASC 210-20-45.
(6)The fair value carrying amounts of derivative contracts are reported net, pursuant to ASC 815-10-45, in Non-interest-earning assets and Other non-interest-bearing liabilities.
(7)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(8)Includes cash-basis loans.
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

Quarterly—Liabilities	Average volume			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2020	2020	2019	2020	2020	2019	2020	2020	2019
Deposits
In U.S. offices(4)	$492,966	$427,957	$377,651	$727	$1,360	$1,627	0.59%	1.28%	1.73%
In offices outside the U.S.(5)	540,779	506,494	485,069	742	1,254	1,657	0.55	1.00	1.37
Total	$1,033,745	$934,451	$862,720	$1,469	$2,614	$3,284	0.57%	1.13%	1.53%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$150,055	$128,499	$112,386	$240	$718	$1,149	0.64%	2.25%	4.10%
In offices outside the U.S.(5)	74,720	70,011	76,659	213	367	575	1.15	2.11	3.01
Total	$224,775	$198,510	$189,045	$453	$1,085	$1,724	0.81%	2.20%	3.66%
Trading account liabilities(7)(8)
In U.S. offices	$38,468	$36,453	$35,939	$62	$138	$215	0.65%	1.52%	2.40%
In offices outside the U.S.(5)	54,396	48,047	59,065	82	101	105	0.61	0.85	0.71
Total	$92,864	$84,500	$95,004	$144	$239	$320	0.62%	1.14%	1.35%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$96,139	$86,710	$84,091	$104	$326	$630	0.44%	1.51%	3.00%
In offices outside the U.S.(5)	22,939	19,850	22,114	36	58	85	0.63	1.18	1.54
Total	$119,078	$106,560	$106,205	$140	$384	$715	0.47%	1.45%	2.70%
Long-term debt(10)
In U.S. offices	$217,676	$198,006	$197,578	$1,298	$1,318	$1,685	2.40%	2.68%	3.42%
In offices outside the U.S.(5)	3,848	4,186	4,946	5	7	34	0.52	0.67	2.76
Total	$221,524	$202,192	$202,524	$1,303	$1,325	$1,719	2.37%	2.64%	3.40%
Total interest-bearing liabilities	$1,691,986	$1,526,213	$1,455,498	$3,509	$5,647	$7,762	0.83%	1.49%	2.14%
Demand deposits in U.S. offices	$30,847	$26,709	$29,929
Other non-interest-bearing liabilities(7)	350,060	333,210	296,747
Total liabilities	$2,072,893	$1,886,132	$1,782,174
Citigroup stockholders’ equity	$193,093	$192,946	$196,237
Noncontrolling interests	624	641	713
Total equity	$193,717	$193,587	$196,950
Total liabilities and stockholders’ equity	$2,266,610	$2,079,719	$1,979,124
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,223,519	$1,077,872	$1,015,979	$6,703	$7,001	$7,029	2.20%	2.61%	2.77%
In offices outside the U.S.(6)	840,882	795,362	783,788	4,420	4,537	4,970	2.11	2.29	2.54
Total	$2,064,401	$1,873,235	$1,799,767	$11,123	$11,538	$11,999	2.17%	2.48%	2.67%

Six Months—Liabilities	Average volume		Interest expense		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2020	2019	2020	2019	2020	2019
Deposits
In U.S. offices(4)	$460,461	$371,949	$2,087	$3,118	0.91%	1.69%
In offices outside the U.S.(5)	523,637	479,106	1,996	3,193	0.77	1.34
Total	$984,098	$851,055	$4,083	$6,311	0.83%	1.50%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$139,277	$111,709	$958	$2,256	1.38%	4.07%
In offices outside the U.S.(5)	72,366	74,782	580	1,057	1.61	2.85
Total	$211,643	$186,491	$1,538	$3,313	1.46%	3.58%
Trading account liabilities(7)(8)
In U.S. offices	$37,460	$38,051	$200	$411	1.07%	2.18%
In offices outside the U.S.(5)	51,222	57,096	183	236	0.72	0.83
Total	$88,682	$95,147	$383	$647	0.87%	1.37%
Short-term borrowings and other interest bearing liabilities(9)
In U.S. offices	$91,424	$79,766	$430	$1,201	0.95%	3.04%
In offices outside the U.S.(5)	21,395	22,927	94	166	0.88	1.46
Total	$112,819	$102,693	$524	$1,367	0.93%	2.68%
Long-term debt(10)
In U.S. offices	$207,841	$194,741	$2,616	$3,370	2.53%	3.49%
In offices outside the U.S.(5)	4,017	5,003	12	71	0.60	2.86
Total	$211,858	$199,744	$2,628	$3,441	2.49%	3.47%
Total interest-bearing liabilities	$1,609,100	$1,435,130	$9,156	$15,079	1.14%	2.12%
Demand deposits in U.S. offices	$28,778	$28,411
Other non-interest-bearing liabilities(7)	341,634	299,003
Total liabilities	$1,979,512	$1,762,544
Citigroup stockholders’ equity	$193,020	$195,971
Noncontrolling interests	633	756
Total equity	$193,653	$196,727
Total liabilities and stockholders’ equity	$2,173,165	$1,959,271
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,150,696	$1,006,273	$13,704	$14,261	2.39%	2.86%
In offices outside the U.S.(6)	818,122	775,974	8,957	9,561	2.20	2.48
Total	$1,968,818	$1,782,247	$22,661	$23,822	2.31%	2.70%
(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21% of $89 million and $113 million for the six months ended June 30, 2020 and 2019, respectively.
(2)Interest rates and amounts include the effects of risk management activities associated with the respective liability categories.
(3)Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)Consists of other time deposits and savings deposits. Savings deposits are made up of insured money market accounts, NOW accounts and other savings deposits. The interest expense on savings deposits includes FDIC deposit insurance assessments.
(5)Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(6)Average volumes of securities sold under agreements to repurchase are reported net pursuant to ASC 210-20-45. However, Interest expense excludes the impact of ASC 210-20-45.
(7)The fair value carrying amounts of derivative contracts are reported net, pursuant to ASC 815-10-45, in Non-interest-earning assets and Other non-interest-bearing liabilities.
(8)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(9)Includes Brokerage payables.
(10)Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt, as the changes in fair value for these obligations are recorded in Principal transactions.
(11)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2Q20 vs. 1Q20			2Q20 vs. 2Q19
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$176	$(544)	$(368)	$281	$(858)	$(577)
Securities borrowed and purchased under agreements to resell
In U.S. offices	$11	$(586)	$(575)	$(38)	$(1,132)	$(1,170)
In offices outside the U.S.(3)	49	(281)	(232)	93	(418)	(325)
Total	$60	$(867)	$(807)	$55	$(1,550)	$(1,495)
Trading account assets(4)
In U.S. offices	$169	$(191)	$(22)	$348	$(409)	$(61)
In offices outside the U.S.(3)	13	90	103	(91)	(316)	(407)
Total	$182	$(101)	$81	$257	$(725)	$(468)
Investments(1)
In U.S. offices	$106	$(223)	$(117)	$234	$(553)	$(319)
In offices outside the U.S.(3)	84	(151)	(67)	207	(296)	(89)
Total	$190	$(374)	$(184)	$441	$(849)	$(408)
Loans (net of unearned income)(5)
In U.S. offices	$122	$(708)	$(586)	$312	$(1,195)	$(883)
In offices outside the U.S.(3)	18	(534)	(516)	98	(1,049)	(951)
Total	$140	$(1,242)	$(1,102)	$410	$(2,244)	$(1,834)
Other interest-earning assets(6)	$25	$(198)	$(173)	$45	$(392)	$(347)
Total interest revenue	$773	$(3,326)	$(2,553)	$1,489	$(6,618)	$(5,129)
(1)The taxable equivalent adjustments related to the tax-exempt bond portfolio, based on the U.S. federal statutory tax rate of 21% in 2020 and 2019, are included in this presentation.
(2)Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(4)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	2Q20 vs. 1Q20			2Q20 vs. 2Q19
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$182	$(815)	$(633)	$393	$(1,293)	$(900)
In offices outside the U.S.(3)	80	(592)	(512)	172	(1,087)	(915)
Total	$262	$(1,407)	$(1,145)	$565	$(2,380)	$(1,815)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$104	$(582)	$(478)	$293	$(1,202)	$(909)
In offices outside the U.S.(3)	23	(177)	(154)	(14)	(348)	(362)
Total	$127	$(759)	$(632)	$279	$(1,550)	$(1,271)
Trading account liabilities(4)
In U.S. offices	$7	$(83)	$(76)	$14	$(167)	$(153)
In offices outside the U.S.(3)	12	(31)	(19)	(8)	(15)	(23)
Total	$19	$(114)	$(95)	$6	$(182)	$(176)
Short-term borrowings and Other Interest Bearing Liabilities(5)
In U.S. offices	$32	$(254)	$(222)	$79	$(605)	$(526)
In offices outside the U.S.(3)	8	(30)	(22)	3	(52)	(49)
Total	$40	$(284)	$(244)	$82	$(657)	$(575)
Long-term debt
In U.S. offices	$125	$(145)	$(20)	$158	$(545)	$(387)
In offices outside the U.S.(3)	(1)	(1)	(2)	(6)	(23)	(29)
Total	$124	$(146)	$(22)	$152	$(568)	$(416)
Total interest expense	$572	$(2,710)	$(2,138)	$1,084	$(5,337)	$(4,253)
Net interest revenue	$200	$(615)	$(415)	$404	$(1,280)	$(876)
(1)The taxable equivalent adjustments related to the tax-exempt bond portfolio, based on the U.S. federal statutory tax rate of 21% in 2020 and 2019, are included in this presentation.
(2)Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(4)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(5)Includes Brokerage payables.

Analysis of Changes in Interest Revenue(1)(2)(3)

	Six Months 2020 vs. Six Months 2019
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits with banks(3)	$412	$(1,069)	$(657)
Securities borrowed and purchased under agreements to resell
In U.S. offices	$(128)	$(1,556)	$(1,684)
In offices outside the U.S.(3)	114	(508)	(394)
Total	$(14)	$(2,064)	$(2,078)
Trading account assets(4)
In U.S. offices	$637	$(663)	$(26)
In offices outside the U.S.(3)	(97)	(443)	(540)
Total	$540	$(1,106)	$(566)
Investments(1)
In U.S. offices	$316	$(1,006)	$(690)
In offices outside the U.S.(3)	368	(359)	9
Total	$684	$(1,365)	$(681)
Loans (net of unearned income)(5)
In U.S. offices	$507	$(1,720)	$(1,213)
In offices outside the U.S.(3)	177	(1,519)	(1,342)
Total	$684	$(3,239)	$(2,555)
Other interest-earning assets(6)	$60	$(607)	$(547)
Total interest revenue	$2,366	$(9,450)	$(7,084)
(1)The taxable equivalent adjustments related to the tax-exempt bond portfolio, based on the U.S. federal statutory tax rate of 21% in 2020 and 2019, are included in this presentation.
(2)Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(4)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	Six Months 2020 vs. Six Months 2019
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits
In U.S. offices	$626	$(1,655)	$(1,029)
In offices outside the U.S.(3)	274	(1,473)	(1,199)
Total	$900	$(3,128)	$(2,228)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$457	$(1,755)	$(1,298)
In offices outside the U.S.(3)	(33)	(444)	(477)
Total	$424	$(2,199)	$(1,775)
Trading account liabilities(4)
In U.S. offices	$(6)	$(205)	$(211)
In offices outside the U.S.(3)	(23)	(30)	(53)
Total	$(29)	$(235)	$(264)
Short-term borrowings and Other Interest Bearing Liabilities(5)
In U.S. offices	$154	$(925)	$(771)
In offices outside the U.S.(3)	(10)	(62)	(72)
Total	$144	$(987)	$(843)
Long-term debt
In U.S. offices	$214	$(968)	$(754)
In offices outside the U.S.(3)	(12)	(47)	(59)
Total	$202	$(1,015)	$(813)
Total interest expense	$1,641	$(7,564)	$(5,923)
Net interest revenue	$726	$(1,887)	$(1,161)
(1)The taxable equivalent adjustments related to the tax-exempt bond portfolio, based on the U.S. federal statutory tax rate of 21% in 2020 and 2019, are included in this presentation.
(2)Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(4)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(5)Includes Brokerage payables.

Market Risk of Trading Portfolios

Value at Risk (VAR)
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. As of June 30, 2020, Citi estimates the conservative features of the VAR calibration contribute an approximate 49% add-on to what would be a VAR estimated under the assumption of stable and normally distributed markets, compared to 348% at March 31, 2020.
The realized volatilities in June 2020 declined from March 2020 by 57%, 47%, 85%, and 68% for the S&P 500, the U.S. 5-year Treasury yield, the USD BBB Bond spread, and the CDX IG Credit spread, respectively, as illustrated below.

Such decline is also seen in the VIX index, which showed a quicker decline than in 2008.

As set forth in the table below, Citi’s average trading VAR and average trading and credit portfolio VAR both increased during the second quarter of 2020 compared to the first quarter of 2020. The increases were primarily due to substantially higher market volatility related to the pandemic that occurred late in the first quarter and continued into the second quarter, despite declines in end-of-period VAR. As Citi uses a log normal distribution for credit spread risk rather than a normal modeling approach, the VAR increase for the credit spread risk contribution to the trading VAR was magnified by the increase in credit spread levels, as well the increase in realized volatilities (see USD BBB bond spread above). The proportionally higher increase in trading and credit portfolio VAR was also reflective of this modelling impact on the relative contribution of CVA exposures and mark-to-market CDS hedges of loan exposures accounted for under accrual methods.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2020	2020 Average	March 31, 2020	2020 Average	June 30, 2019	2019 Average
Interest rate	$95	$78	$78	$38	$40	$36
Credit spread	89	137	157	55	46	43
Covariance adjustment(1)	(60)	(61)	(55)	(26)	(24)	(20)
Fully diversified interest rate and credit spread(2)	$124	$154	$180	$67	$62	$59
Foreign exchange	23	28	29	21	29	25
Equity	27	50	92	37	22	13
Commodity	25	27	45	16	25	25
Covariance adjustment(1)	(73)	(107)	(155)	(66)	(69)	(63)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$126	$152	$191	$75	$69	$59
Specific risk-only component(3)	$(20)	$(9)	$(16)	$7	$2	$2
Total trading VAR—general market risk factors only (excluding credit portfolios)	$146	$161	$207	$68	$67	$57
Incremental impact of the credit portfolio(4)	$16	$93	$217	$44	$7	$10
Total trading and credit portfolio VAR	$142	$245	$408	$119	$76	$69

(1)Covariance adjustment (also known as diversification benefit) equals the difference between the total VAR and the sum of the VARs tied to each risk type. The benefit reflects the fact that the risks within individual and across risk types are not perfectly correlated and, consequently, the total VAR on a given day will be lower than the sum of the VARs relating to each risk type. The determination of the primary drivers of changes to the covariance adjustment is made by an examination of the impact of both model parameter and position changes.
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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Second Quarter		First Quarter		Second Quarter
	2020		2020		2019
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$44	$137	$28	$78	$27	$47
Credit spread	89	171	36	162	39	48
Fully diversified interest rate and credit spread	$112	$223	$44	$180	$49	$72
Foreign exchange	20	34	14	32	20	32
Equity	23	135	13	141	7	22
Commodity	17	64	12	45	20	33
Total trading	$106	$246	$47	$191	$46	$69
Total trading and credit portfolio	120	424	58	414	59	77
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Jun. 30, 2020
Total—all market risk factors, including general and specific risk
Average—during quarter	$147
High—during quarter	236
Low—during quarter	105

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
There were no back-testing exceptions during the second quarter of 2020. As of June 30, 2020, there were four back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months. All of those exceptions occurred during March 2020 due to the significant market volatility in response to the pandemic.

STRATEGIC RISK
For additional information on strategic risk at Citi, see “Strategic Risk” in Citi’s 2019 Annual Report on Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of June 30, 2020. The total exposure as of June 30, 2020 to the top 25 countries disclosed below, in combination with the U.S., would represent approximately 95% of Citi’s exposure to all countries. For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, for U.K. exposure, only 35% of corporate loans presented in the table below are to U.K. domiciled entities (and 36% of unfunded lending commitments are to U.K. domiciled entities), with the balance of the loans predominately outstanding to European domiciled counterparties. Approximately 75% of the total U.K. funded loans and 88% of the total U.K. unfunded lending commitments were investment grade as of June 30, 2020. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 2Q20	Total as of 1Q20	Total as of 2Q19	Total as a % of Citi as of 2Q20
United Kingdom	$41.8	$—	$2.9	$47.5	$19.0	$(5.6)	$4.3	$(0.2)	$109.7	$118.9	$117.7	6.2%
Mexico	17.9	13.3	0.2	6.5	3.2	(0.9)	14.3	4.6	59.1	56.9	66.8	3.4
Hong Kong	19.3	12.8	0.9	6.6	2.0	(0.9)	7.9	0.5	49.1	49.3	49.5	2.8
Singapore	14.7	12.6	0.1	5.9	4.3	(0.6)	8.9	0.9	46.8	44.6	42.7	2.7
Ireland	13.1	—	0.6	27.0	0.8	(0.1)	—	0.6	42.0	40.5	32.9	2.4
South Korea	3.3	16.0	0.1	2.1	1.1	(0.5)	9.6	1.0	32.7	33.5	31.6	1.9
India	6.2	4.2	0.5	5.4	2.3	(0.4)	9.7	0.6	28.5	30.2	31.3	1.6
Brazil	14.4	—	—	1.6	3.4	(0.9)	3.8	3.1	25.4	26.2	26.4	1.4
Germany	0.7	—	—	5.7	7.0	(4.4)	11.1	4.5	24.6	21.5	18.8	1.4
Australia	4.8	8.8	—	6.2	1.4	(0.6)	1.4	(1.8)	20.2	22.6	21.8	1.2
China	7.4	3.3	0.5	3.2	1.2	(0.7)	5.3	(1.0)	19.2	21.5	18.3	1.1
Japan	2.7	—	0.1	3.0	4.4	(1.9)	5.8	4.4	18.5	20.5	19.0	1.1
Canada	2.8	0.5	0.3	7.2	2.2	(1.0)	4.8	1.0	17.8	18.2	16.4	1.0
Taiwan	5.5	7.8	0.1	1.2	0.4	(0.1)	0.8	1.0	16.7	16.6	17.6	1.0
Poland	3.7	1.9	—	2.6	0.1	—	6.0	0.8	15.1	14.7	15.3	0.9
United Arab Emirates	8.5	1.2	—	2.8	0.5	(0.2)	0.1	—	12.9	14.2	11.8	0.7
Jersey	7.0	—	0.2	5.1	—	(0.3)	—	—	12.0	11.7	12.8	0.7
Malaysia	1.7	3.7	0.2	0.9	0.3	—	1.8	0.5	9.1	8.6	9.7	0.5
Thailand	1.0	2.6	—	1.9	0.1	—	2.0	0.2	7.8	7.3	8.5	0.4
Luxembourg	0.7	—	—	—	0.5	(0.1)	5.1	0.5	6.7	6.1	2.9	0.4
Indonesia	2.5	0.7	—	1.2	—	—	1.3	0.2	5.9	5.3	6.2	0.3
Russia	1.7	0.8	—	0.7	0.8	(0.1)	1.3	0.2	5.4	5.1	5.4	0.3
Philippines	1.0	1.4	0.1	0.5	—	—	2.3	0.1	5.4	5.0	5.2	0.3
Netherlands	—	—	—	—	1.7	(1.6)	1.8	2.6	4.5	1.2	1.9	0.3
Italy	0.2	—	—	2.1	5.1	(5.2)	—	1.6	3.8	1.9	6.1	0.2
Total as a % of Citi’s total exposure												34.2%
Total as a % of Citi’s non-U.S. total exposure												89.4%

(1) ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of June 30, 2020, private bank loans in the table above totaled $27.7 billion, concentrated in Hong Kong ($8.4 billion), Singapore ($6.6 billion) and the U.K. ($6.2 billion).
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

Argentina
As previously disclosed, Citi operates in Argentina through its ICG businesses. As of June 30, 2020, Citi’s net investment in its Argentine operations was approximately $900 million. Citi uses the U.S. dollar as the functional currency for its operations in Argentina because the Argentine economy is considered highly inflationary under U.S. GAAP. For additional information about Citi’s exposures in Argentina, see “Managing Global Risk—Country Risk—Argentina” in Citi’s 2019 Annual Report on Form 10-K.
In April 2020, the government of Argentina announced a postponement of debt payments related to foreign currency debt issued under foreign law, and the Argentine government has been negotiating a restructuring with the primary bondholders. In addition, the government of Argentina has continued to maintain certain capital and currency controls that restrict Citi’s ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations.
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of June 30, 2020, the international NDF market had very limited liquidity, resulting in Citi being unable to economically hedge a significant portion of its Argentine peso exposure. To the extent that Citi is unable to execute additional NDF contracts in the future, devaluations on Citi’s net Argentine peso-denominated assets would be recorded in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate loan loss reserves on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for such risks under U.S. GAAP as of June 30, 2020. However, given the recent events in Argentina, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures. For additional information on emerging markets risks, see “Risk Factors—Strategic Risks” in Citi’s 2019 Annual Report on Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

This section contains a summary of Citi’s most significant accounting policies. Note 1 to the Consolidated Financial Statements in Citigroup’s 2019 Annual Report on Form 10-K and in Citigroup’s 2020 Report on Form 10-Q for the quarterly period ended March 31, 2020 contain a summary of all of Citigroup’s significant accounting policies. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Operational Risks” in Citigroup’s 2019 Annual Report on Form 10-K). Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Citigroup Board of Directors.

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
For equity securities carried at cost or under the measurement alternative, decreases in fair value below the carrying value are recognized as impairment in the Consolidated Statement of Income. Moreover, for certain equity method investments, decreases in fair value are only recognized in earnings in the Consolidated Statement of Income if such decreases are judged to be an other-than-temporary impairment (OTTI). Adjudicating the temporary nature of fair value impairments is also inherently judgmental.
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

Allowance for Credit Losses (ACL)
Citi provides reserves for an estimate of current expected credit losses in the funded loan portfolio and for the unfunded lending commitments, standby letters of credit and financial guarantees on the Consolidated Balance Sheet in Allowance for credit losses on loans (ACLL) and Other liabilities, respectively. In addition, Citi provides allowances for an estimate of current expected credit losses for other financial assets measured at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables carried at amortized cost (these allowances, together with the ACLL, are referred to as the ACL).
The ACL is composed of quantitative and qualitative components. For the quantitative component, Citi uses a single forward-looking macroeconomic forecast across the Company complemented by a qualitative component. This qualitative component reflects economic uncertainty related to a separate scenario and an alternative downside scenario, along with specific adjustments based on the associated portfolio for estimating the ACL.

Quantitative Component
Citi estimates expected credit losses based upon (i) its internal system of credit risk ratings, (ii) its comprehensive internal history and rating agency information regarding default rates and loss data, including internal data on the severity of losses in the event of default, and (iii) a reasonable and supportable forecast of future macroeconomic conditions.
Citi’s expected credit loss is determined primarily by utilizing models for the borrowers’ probability of default (PD), loss given default (LGD) and exposure at default (EAD). The loss likelihood and severity models use both internal and external information and are sensitive to changes in macroeconomic variables that inform the forecasts. Adjustments may be made to this data, including (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans and obligor concentrations in the global portfolio, and (ii) adjustments made for specifically known items, such as other current economic factors and credit trends.
In addition, Citi’s delinquency-managed portfolios containing smaller-balance homogeneous loans also use PD x LGD x EAD models to determine expected credit losses and reserve balances based on leading credit indicators, including loan delinquencies and changes in portfolio size, as well as economic trends, including housing prices, unemployment and gross domestic product (GDP). This methodology is applied separately for each product within each geographic region in which these portfolios exist.
This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, size and diversity of individual large credits and ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account. Changes in these estimates could have a direct impact on Citi’s credit costs and the allowance in any period.

Qualitative Component
Any adjustments needed to the modeled expected losses in the quantitative calculations are addressed through a qualitative adjustment. The qualitative adjustment considers, among other things: the uncertainty of forward-looking scenarios based on the likelihood and severity of a possible recession, the uncertainty of economic conditions, certain portfolio characteristics and concentrations, collateral coverage, model limitations, idiosyncratic events and other relevant criteria under banking supervisory guidance for loan loss reserves. The qualitative adjustment also reflects the estimated impact of the COVID-19 pandemic on economic forecasts and the impact on credit loss estimates. The total ACL is composed of the quantitative and qualitative components.
Citi calculates a judgmental management adjustment, which is an alternative, more adverse scenario that only considers downside risk. The management adjustment incorporated this alternate pandemic downside scenario at a 15% likelihood, which contributed to an increase in the Provision for credit losses of approximately $0.8 billion and ending ACL reserves of $2.3 billion in the quarter.
Combined Quantitative and Qualitative Components
Citi built the ACL by $2.1 billion for its consumer portfolios and $3.5 billion for its corporate portfolios in the second quarter of 2020, primarily due to deterioration in macroeconomic conditions as a result of the pandemic. The ACL reflects both a quantitative component and a qualitative management adjustment based on Citi’s macroeconomic forecast as of June 22, 2020.
The quantitative and qualitative components of the ACL for the second quarter of 2020 reflect the estimated impact of the pandemic on economic forecasts and the impact on credit loss estimates, and include reserves for loans modified under the CARES Act and Interagency Guidance. The outlook around many of these metrics, such as GDP and unemployment, continues to evolve. Citi believes its analysis of the ACL reflects the forward view of the economic analysis as of June 30, 2020, based on the June 22, 2020 forecast. Citi expects a higher level of net credit losses during the remainder of 2020, partially offset by the release of existing reserves.
The extent of the pandemic’s ultimate impact will depend, among other things, upon (i) how consumers respond to the various consumer relief programs established by the federal government, as well as Citi’s own customer relief efforts, and how the federal government stimulus programs are implemented by small and medium-size businesses; (ii) the impact on unemployment, which is unclear; (iii) the timing and extent of the economic recovery; (iv) whether there is a resurgence of COVID-19 as businesses and schools reopen and the extent of that resurgence; and (v) the extent of market volatility.

Impact to ACL Estimate as a Result of a Voluntary Change in the Accounting for Variable Post-Charge-Off Third-Party Collection Costs
During the second quarter of 2020, there was a change in Citi`s ACL accounting estimate effected by a change in Citi`s accounting principle for variable post-charge-off third-party collection costs. These costs were previously accounted for as a reduction in credit recoveries. As a result of this change, beginning July 1, 2020, these costs are accounted for as an increase in operating expenses. Determining a preferable method of accounting for such costs is a judgmental matter; however, Citi concluded that such a change in the method of accounting is preferable in Citi’s circumstances as it better reflects the nature of these collection costs to investors. That is, these costs do not represent reduced payments from borrowers and are similar to Citi’s other executory third-party vendor contracts that are accounted for as operating expenses as incurred.
As a result of this accounting change, Citi`s estimate for the consumer ACL was impacted and resulted in a one-time ACL release of approximately $426 million in the second quarter of 2020. This one-time ACL release reflects the impact to Citi’s ACL estimate of the revised credit recoveries incorporated in the ACL models. This change in accounting will result in a reclassification of approximately $50 million of collection costs from credit recoveries to operating expenses each quarter, beginning with the third quarter of 2020.

Macroeconomic Variables
Citi uses a multitude of variables in its macroeconomic forecast, including both domestic and international variables for its various portfolios spanning Citi’s global portfolios and exposures. The two key macroeconomic variables that most significantly affect the estimation of the consumer and corporate ACL are Citi’s estimates of the U.S. unemployment rate and U.S. GDP growth rate. The tables below show these macroeconomic variables used for Citi’s 2Q20 and 1Q20 consumer and corporate ACL, comparing Citi’s forecasted (1) 4Q20, 2Q21 and 4Q21 quarterly average U.S. unemployment rate, and (2) cumulative U.S. GDP forecasted growth rate for 4Q20, 2Q21 and 4Q21:

	Quarterly average
U.S. unemployment	4Q20	2Q21	4Q21
Citi forecast at 1Q20	7.1%	6.7%	6.5%
Citi forecast at 2Q20	8.9	7.2	5.9

	Cumulative growth rate from 4Q19 (pre-pandemic)(1)
U.S. GDP	4Q20	2Q21	4Q21
Citi forecast at 1Q20	(2.4)%	(0.9)%	0.1%
Citi forecast at 2Q20	(4.0)	(1.0)	0.7

(1) The cumulative growth rate is the percentage change in the real (inflation adjusted) GDP level relative to 4Q19 level (pre-pandemic).

Consumer
The CECL impact for the consumer portfolio is largely driven by the cards businesses, where the receivables have longer estimated tenors under the CECL lifetime expected credit loss methodology, net of recoveries.
As discussed above, the total consumer (including Corporate/Other) ACL build of $2.1 billion in the second quarter of 2020 increased the ACL balance to $19.6 billion, or 6.97% of total consumer loans, and reflected the update of the macroeconomic forecast scenario for the second quarter. This ACL build resulted in an increase in reserves for credit cards to 11.21% of EOP loans at June 30, 2020 (this ACL build was reduced by $426 million for the change in accounting for third-party collection costs discussed above), compared to 9.5% of EOP loans at March 31, 2020. For the remaining consumer exposures, the level of reserves relative to EOP loans increased to 2.2% at June 30, 2020, compared to 1.8% at March 31, 2020.

Corporate
The corporate ACLL build of $3.4 billion in the second quarter of 2020 increased the ACLL reserve balance to $6.8 billion, or 1.71% of total funded loans, and reflected the update of the macroeconomic forecast scenario for the second quarter of 2020 and the significant credit downgrades made through the end of the quarter.
Durables, transportation and logistics, and energy were key contributors to the increase in reserves, driven by the combined impact of significant downgrades and changes in the macroeconomic scenario.
From a geography perspective, the U.S., E.U., Mexico and Brazil were the key contributors to the reserve build.

ACL Sensitivity
In the second quarter of 2020 ACL estimate, Citi employed a base set of economic variables in its CECL models and supplemented that with a more adverse scenario (qualitative adjustment). The adverse scenario, using a probability weighting of 15%, represents approximately $2.3 billion of the overall ACL balance of $28.5 billion at June 30, 2020. The adverse scenario incorporates more adverse economic variables (e.g., 400–500 bps in higher unemployment rates through 2021 and slower GDP recovery). To the extent that the probability of the adverse scenario increases, a corresponding increase in reserves would be expected.

It is important to note the following:

•The above cannot be used to estimate the overall impact on the ACL, as the amount of the qualitative component of the ACL (including, but not limited to, the economic uncertainty management adjustment) could be different under alternative macroeconomic scenarios and changes in the portfolio.
•The pandemic has had, and will likely continue to have, a severe impact on global economic conditions and the variability in macroeconomic variables, and their impacts on credit loss estimates could be material.

ACLL and Non-accrual Ratios
At June 30, 2020, the ratio of the allowance for credit losses to total funded loans was 3.89% (7.00% for consumer loans and 1.71% for corporate loans), compared to 2.91% at March 31, 2020 (6.10% for consumer loans and 0.81% for corporate loans).
Citi’s total non-accrual loans were $5.8 billion at June 30, 2020, up $1.7 billion from March 31, 2020. Consumer non-accrual loans increased to $1.8 billion at June 30, 2020 from $1.7 billion at March 31, 2020, while corporate non-accrual loans grew to $4.0 billion at June 30, 2020 from $2.5 billion at March 31, 2020. In addition, the ratio of non-accrual loans to total corporate loans was 0.99%, and 0.66% for total consumer loans, at June 30, 2020.

Regulatory Capital Impact
Citi has elected to phase in the CECL impact for regulatory capital purposes. The transition provisions were recently modified to defer the phase-in. After two years with no impact on capital, the CECL transition impact will phase in over a three-year transition period with 25% of the impact (net of deferred taxes) recognized on the first day of each subsequent year, commencing January 1, 2022, and will be fully implemented on January 1, 2025. In addition, 25% of the build (pretax) made in 2020 will be deferred and amortized through the same timeframe.

For a further description of the allowance for credit losses and related accounts, see Notes 1 and 14 to the Consolidated Financial Statements.
For a discussion of the recently adopted CECL accounting pronouncement, see Note 1 to the Consolidated Financial Statements.

Goodwill
Citi tests goodwill for impairment annually as of July 1 (the annual test) and through interim assessments between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit or a significant decline in Citi’s stock price.
Citi qualitatively assessed the environment in the second quarter of 2020, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of reporting units. There is significant uncertainty with how the pandemic will evolve, but Citi expects that it will continue to have a significant impact during the remainder of 2020. As discussed above the extent of the pandemic’s impact will depend upon (i) how consumers respond to the various consumer relief programs established by the federal government, as well as Citi’s own customer relief efforts, and how the federal corporate stimulus programs are implemented by small and medium-size businesses; (ii) the impact on unemployment, which is unclear; (iii) the timing and extent of the economic recovery; (iv) whether there is a resurgence of COVID-19 as businesses and schools reopen and the extent of that resurgence; and (v) the extent of market volatility.
After consideration of the current economic conditions, including the potential impact of the pandemic on business performance as mentioned above, the change in estimated market cost of equity, the actual and projected business performance and the results of the 2019 impairment test, Citi determined it was not more-likely-than-not that the fair value of any reporting unit was below book value as of June 30, 2020. See Note 15 to the Consolidated Financial Statements for a further discussion on goodwill.

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
At June 30, 2020, Citigroup had recorded net DTAs of approximately $23.9 billion, an increase of $1.8 billion from March 31, 2020 and an increase of $0.8 billion from December 31, 2019. The increase for the quarter was primarily driven by the higher level of allowance for credit loss reserves recorded during the quarter.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2020	December 31, 2019
Total U.S.	$22.0	$21.0
Total foreign	1.9	2.1
Total	$23.9	$23.1

Of Citi’s total net DTAs of $23.9 billion as of June 30, 2020, $9.7 billion (primarily relating to net operating losses, foreign tax credit and general business credit carry-forwards, which remained flat overall in the current quarter) was deducted in calculating Citi’s regulatory capital. Net DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter ended June 30, 2020, Citi did not have any such DTAs. Accordingly, the remaining $14.2 billion of net DTAs as of June 30, 2020 was not deducted in calculating regulatory capital pursuant to Basel III standards and was appropriately risk weighted under those rules.

DTA Realizability
Citi believes that the realization of the recognized net DTAs of $23.9 billion at June 30, 2020 is more-likely-than-not based upon management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).
In the second quarter of 2020, as part of the normal planning process, Citi updated its forecasts of operating income and its foreign source income. With respect to Citi’s general basket for foreign tax credits (FTCs), Citi’s revised forecast of lower pretax income, mitigated by actions around geographic and legal entity asset movements, enabled Citi to maintain a sufficient level of forecasted taxable income in U.S. locations derived from sources outside the U.S. The effect is no change in Citi’s general basket valuation allowance in the second quarter while resulting in an immaterial release of valuation allowance for non-U.S. branches with respect to current year activity. Moreover, the forecast updates did not require Citi to adjust its FTC valuation allowance for future years. In light of the COVID-19 pandemic, however, which adds additional uncertainty as to Citi’s ability to generate sufficient taxable income during the FTC carry-forwards period, Citi will continue to monitor its forecasts and mix of earnings, which could affect such valuation allowance.

Effective Tax Rate
Citi’s reported effective tax rate for the second quarter of 2020 was approximately 9%, compared to approximately 22% in the second quarter of 2019. The lower rate reflects the higher relative impact of tax-advantaged investments and tax benefits for non-U.S. branch-related FTCs discussed above, on a lower level and changing geographic mix of earnings before taxes.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
During the second quarter of 2020, Citi reported that between May 2018 and February 2020, the Kenyan branch of Citibank, N.A. inadvertently processed 110 non-dollar denominated transactions valued at approximately $41,000.00 on behalf of a client to a medical clinic in Kenya that may be controlled by the Government of Iran. Nominal fees were realized for the processing of these payments. The transactions were disclosed to the Office of Foreign Assets Control of the U.S. Department of the Treasury.

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

•rapidly evolving macroeconomic and other challenges and uncertainties related to the COVID-19 pandemic, including the duration and further spread of the disease, the severity and duration of the related economic downturn or the pace of the economic recovery, and the potential impact on Citi’s businesses, revenues, expenses, credit costs, regulatory capital and liquidity, as well as overall results of operations and financial condition;
•the potential impact on Citi’s ability to return capital to common shareholders, consistent with its capital planning efforts and targets, due to, among other things, the ongoing or forecasted impact to Citi’s results of operations and financial condition, whether due to the pandemic or otherwise; regulatory requirements (including recent actions regarding stock buyback restrictions, stress tests and new dividend limitations); Citi’s effectiveness in managing its level of risk-weighted assets and GSIB surcharge; potential changes to the regulatory capital framework; the results of the CCAR process and regulatory stress tests, including regulatory determination of Citi’s “stress capital buffer” (SCB); and any resulting variability in the SCB and the impact on Citi’s estimated management buffer;
•the potential impact to Citi’s regulatory capital ratios under the Basel III Advanced Approaches framework for determining risk-weighted assets, given that credit risk-weighted assets calculated under the Advanced Approaches are more risk sensitive than those calculated under the Standardized Approach;
•the potential impact to Citi’s businesses, and results of operations and financial condition, as well as its macroeconomic outlook, due to macroeconomic and geopolitical and other challenges and uncertainties and volatilities, including, among others, election outcomes, protracted or widespread trade tensions, including changes in U.S. trade and sanctions policies and resulting retaliatory measures; geopolitical tensions and conflicts, natural disasters, pandemics, governmental fiscal and monetary actions, such as changes in interest rates; and the terms or conditions related to the U.K.’s withdrawal from the European Union;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential fiscal, monetary, regulatory and other changes from the U.S. federal government and others, whether due to the pandemic or otherwise; potential changes to various aspects of the regulatory capital framework and the terms of and other uncertainties resulting from the U.K.’s exit from the European Union; and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, business planning and compliance risks and costs;
•Citi’s ability to achieve its projected or expected results from its continued investments and efficiency initiatives, such as revenue growth and expense savings, as part of Citi’s overall strategy to meet operational and financial objectives, including as a result of factors that Citi cannot control;
•the transition away from or discontinuance of LIBOR scheduled for December 31, 2021 or any other interest rate benchmark and the adverse consequences it could have for market participants, including Citi;
•Citi’s ability to utilize its DTAs (including the foreign tax credit component of its DTAs) and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of its ability to generate U.S. taxable income;
•the potential impact to Citi if its interpretation or application of the complex tax laws to which it is subject, such as the Tax Cuts and Jobs Act (Tax Reform), withholding, stamp, service and other non-income taxes, differs from those of the relevant governmental taxing authorities;
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations of hedges on foreign investments, foreign currency volatility, sovereign volatility, election outcomes, regulatory changes and political events; foreign exchange controls, limitations on foreign investment, sociopolitical instability (including from hyperinflation), fraud, nationalization or loss of licenses; business restrictions, sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; and confiscation of assets;
•the potential impact to Citi if the economic situation in a non-U.S. jurisdiction where Citi operates were to deteriorate to below a certain level resulting in U.S.

regulators imposing mandatory loan loss or other reserve requirements on Citi;
•the potential impact from a deterioration in or failure to maintain Citi’s co-branding or private label credit card relationships, due to, among other things, the general economic environment, declining sales and revenues, partner store closures, government imposed business restrictions, or other operational difficulties of the retailer or merchant, termination of a particular relationship; or other factors, such as bankruptcies, liquidations, restructurings, consolidations or other similar events, whether due to the impact of the pandemic or otherwise;
•Citi’s ability in its resolution plan submissions to address any shortcomings or deficiencies identified or guidance provided by the Federal Reserve Board and FDIC;
•the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively manage its businesses and continue to execute its strategies, if Citi is unable to attract, retain and motivate highly qualified employees;
•Citi’s ability to effectively compete with U.S. and non-U.S. financial services companies and others, including as a result of emerging technologies;
•the potential impact to Citi from a disruption of its operational systems, including as a result of, among other things, human error, fraud or malice, accidental technological failure, electrical or telecommunication outages or failure of computer servers or other similar damage to Citi’s property or assets, or failures by third parties with whom Citi does business, as well as disruptions in the operations of Citi’s clients, customers or other third parties;
•the increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others, including Citi and third parties with whom it does business, that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems; and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
•the potential impact of changes to or incorrect assumptions, judgments or estimates in Citi’s financial statements including the estimates of the allowance for credit losses, reserves related to litigation, regulatory and tax matters exposures, valuation of DTAs and the fair value of certain assets and liabilities, such as assessing goodwill for impairment;
•the potential impact from reclassification of any foreign currency translation adjustment (CTA) component of AOCI, including related hedges and taxes, into Citi’s earnings, due to the sale or substantial liquidation of any foreign entity, such as those related to its legacy businesses;
•the potential impact of a continuation of lower interest rates on Citi’s pension plan, including any required settlement charge if lump sum payments to retirees were to exceed the interest cost of the plan;
•the impact of changes to financial accounting and reporting standards or interpretations, on how Citi records and reports its financial condition and results of operations, including the future impact from the CECL methodology, including due to changes in estimates of expected credit losses resulting from Citi’s CECL models and assumptions, existing and forecasted macroeconomic conditions, such as the unemployment rate and the GDP level, whether due to the impact of the pandemic or otherwise; and the credit quality, composition and other characteristics of Citi’s loan and other applicable portfolios;
•the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk management and mitigation processes, strategies or models, including those related to its ability to manage and aggregate data, are deficient or ineffective, or require refinement, modification or enhancement, or any related action is taken by Citi’s U.S. banking regulators;
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, whether due to a default of or deterioration involving consumer, corporate or public sector borrowers or other counterparties in the U.S. or in various countries and jurisdictions globally, including from indemnification obligations in connection with various transactions, such as hedging or reinsurance arrangements related to those obligations, whether due to the COVID-19 pandemic or otherwise;
•the potential impact on Citi’s liquidity and/or costs of funding as a result of external factors, including, among others, the competitive environment for deposits, market disruptions and governmental fiscal and monetary policies as well as regulatory changes or negative investor perceptions of Citi’s creditworthiness, unexpected increases in cash or collateral requirements and the inability to monetize available liquidity resources, whether due to the COVID-19 pandemic or otherwise;
•the impact of a ratings downgrade of Citi or one or more of its more significant subsidiaries or issuing entities on Citi’s funding and liquidity as well as operations of certain of its businesses;
•the potential impact to Citi of ongoing interpretation and implementation of regulatory and legislative requirements and changes in the U.S. and globally, as well as heightened regulatory scrutiny and expectations for large financial institutions and their employees and agents, with respect to, among other things, governance and risk management practices and controls, including on Citi’s compliance, regulatory and other risks and costs, such as increased regulatory oversight and restrictions, enforcement proceedings, penalties and fines; and
•the potential outcomes of the extensive legal and regulatory proceedings, as well as regulatory examinations, investigations and other inquiries, to which Citi is or may be subject at any given time, particularly given the increased focus by regulators on conduct risk and controls and policies and procedures; as well as remediating deficiencies on a timely basis, together with the heightened scrutiny and expectations generally from regulators, and the severity of the remedies sought, such as enforcement proceedings, and potential collateral consequences to Citi arising from such outcomes.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2020	2019	2020	2019
Revenues
Interest revenue	$14,589	$19,712	$31,728	$38,788
Interest expense	3,509	7,762	9,156	15,079
Net interest revenue	$11,080	$11,950	$22,572	$23,709
Commissions and fees	$2,933	$2,881	$5,954	$5,807
Principal transactions	4,157	1,874	9,418	4,678
Administration and other fiduciary fees	819	869	1,673	1,708
Realized gains on sales of investments, net	748	468	1,180	598
Impairment losses on investments:
Impairment losses on investments and other assets	(69)	(5)	(124)	(13)
Provision for credit losses on AFS debt securities(1)	(8)	—	(8)	—
Net impairment losses recognized in earnings	$(77)	$(5)	$(132)	$(13)
Other revenue (loss)	$106	$721	$(168)	$847
Total non-interest revenues	$8,686	$6,808	$17,925	$13,625
Total revenues, net of interest expense	$19,766	$18,758	$40,497	$37,334
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$7,696	$2,089	$14,140	$4,033
Provision for credit losses on held-to-maturity (HTM) debt securities	31	—	37	—
Provision for credit losses on other assets	48	—	44	—
Policyholder benefits and claims	15	19	39	31
Provision for credit losses on unfunded lending commitments	113	(15)	670	9
Total provisions for credit losses and for benefits and claims	$7,903	$2,093	$14,930	$4,073
Operating expenses
Compensation and benefits	$5,624	$5,381	$11,278	$11,039
Premises and equipment	562	569	1,127	1,133
Technology/communication	1,741	1,724	3,464	3,444
Advertising and marketing	299	434	627	793
Other operating	2,189	2,392	4,513	4,675
Total operating expenses	$10,415	$10,500	$21,009	$21,084
Income from continuing operations before income taxes	$1,448	$6,165	$4,558	$12,177
Provision for income taxes	131	1,373	707	2,648
Income from continuing operations	$1,317	$4,792	$3,851	$9,529
Discontinued operations
Loss from discontinued operations	$(1)	$(10)	$(19)	$(12)
Benefit for income taxes	—	(27)	—	(27)
Income (loss) from discontinued operations, net of taxes	$(1)	$17	$(19)	$15
Net income before attribution of noncontrolling interests	$1,316	$4,809	$3,832	$9,544
Noncontrolling interests	—	10	(6)	35
Citigroup’s net income	$1,316	$4,799	$3,838	$9,509
Basic earnings per share(2)
Income from continuing operations	$0.51	$1.94	$1.57	$3.81
Income from discontinued operations, net of taxes	—	0.01	(0.01)	0.01
Net income	$0.51	$1.95	$1.56	$3.82
Weighted average common shares outstanding (in millions)	2,081.7	2,286.1	2,089.8	2,313.2
Diluted earnings per share(2)
Income from continuing operations	$0.51	$1.94	$1.57	$3.81
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.01)	0.01
Net income	$0.50	$1.95	$1.56	$3.82
Adjusted weighted average common shares outstanding (in millions)	2,084.3	2,289.0	2,103.0	2,315.7

(1) In accordance with ASC 326.
(2) Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Citigroup’s net income	$1,316	$4,799	$3,838	$9,509
Add: Citigroup’s other comprehensive income(1)
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$837	$703	$3,965	$1,838
Net change in debt valuation adjustment (DVA), net of taxes(2)	(2,232)	3	908	(568)
Net change in cash flow hedges, net of taxes	74	517	1,971	803
Benefit plans liability adjustment, net of taxes	(77)	(253)	(363)	(317)
Net change in foreign currency translation adjustment, net of taxes and hedges	561	91	(3,548)	149
Net change in excluded component of fair value hedges, net of taxes	13	44	40	62
Citigroup’s total other comprehensive income	$(824)	$1,105	$2,973	$1,967
Citigroup’s total comprehensive income	$492	$5,904	$6,811	$11,476
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$39	$20	$(12)	$7
Add: Net income attributable to noncontrolling interests	—	10	(6)	35
Total comprehensive income	$531	$5,934	$6,793	$11,518
(1)See Note 17 to the Consolidated Financial Statements.
(2)See Note 20 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	June 30,
	2020	December 31,
In millions of dollars	(Unaudited)	2019
Assets
Cash and due from banks (including segregated cash and other deposits)	$22,889	$23,967
Deposits with banks, net of allowance	286,884	169,952
Securities borrowed and purchased under agreements to resell (including $174,558 and $153,193 as of June 30, 2020 and December 31, 2019, respectively, at fair value), net of allowance	282,917	251,322
Brokerage receivables, net of allowance	51,633	39,857
Trading account assets (including $172,192 and $120,236 pledged to creditors at June 30, 2020 and December 31, 2019, respectively)	362,311	276,140
Investments:
Available-for-sale debt securities (including $6,281 and $8,721 pledged to creditors as of June 30, 2020 and December 31, 2019, respectively), net of allowance	342,256	280,265
Held-to-maturity debt securities (including $488 and $1,923 pledged to creditors as of June 30, 2020 and December 31, 2019, respectively), net of allowance	83,332	80,775
Equity securities (including $1,079 and $1,162 at fair value as of June 30, 2020 and December 31, 2019, respectively)	7,665	7,523
Total investments	$433,253	$368,563
Loans:
Consumer (including $16 and $18 as of June 30, 2020 and December 31, 2019, respectively, at fair value)	281,113	309,548
Corporate (including $5,783 and $4,067 as of June 30, 2020 and December 31, 2019, respectively, at fair value)	404,179	389,935
Loans, net of unearned income	$685,292	$699,483
Allowance for credit losses on loans (ACLL)	(26,420)	(12,783)
Total loans, net	$658,872	$686,700
Goodwill	21,399	22,126
Intangible assets (including MSRs of $345 and $495 as of June 30, 2020 and December 31, 2019, at fair value)	4,451	4,822
Other assets (including $12,734 and $12,830 as of June 30, 2020 and December 31, 2019, respectively, at fair value), net of allowance	108,106	107,709
Total assets	$2,232,715	$1,951,158

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

	June 30,
	2020	December 31,
In millions of dollars	(Unaudited)	2019
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$114	$108
Trading account assets	7,452	6,719
Investments	940	1,295
Loans, net of unearned income
Consumer	39,435	46,977
Corporate	16,490	16,175
Loans, net of unearned income	$55,925	$63,152
Allowance for credit losses on loans (ACLL)	(4,059)	(1,841)
Total loans, net	$51,866	$61,311
Other assets	52	73
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$60,424	$69,506
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET        Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2020	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2019
Liabilities
Non-interest-bearing deposits in U.S. offices	$115,386	$98,811
Interest-bearing deposits in U.S. offices (including $978 and $1,624 as of June 30, 2020 and December 31, 2019, respectively, at fair value)	490,823	401,418
Non-interest-bearing deposits in offices outside the U.S.	87,479	85,692
Interest-bearing deposits in offices outside the U.S. (including $1,494 and $695 as of June 30, 2020 and December 31, 2019, respectively, at fair value)	539,972	484,669
Total deposits	$1,233,660	$1,070,590
Securities loaned and sold under agreements to repurchase (including $59,445 and $40,651 as of June 30, 2020 and December 31, 2019, respectively, at fair value)	215,722	166,339
Brokerage payables	60,567	48,601
Trading account liabilities	149,264	119,894
Short-term borrowings (including $6,646 and $4,946 as of June 30, 2020 and December 31, 2019, respectively, at fair value)	40,156	45,049
Long-term debt (including $61,971 and $55,783 as of June 30, 2020 and December 31, 2019, respectively, at fair value)	279,775	248,760
Other liabilities (including $5,789 and $6,343 as of June 30, 2020 and December 31, 2019, respectively, at fair value), including allowance	61,269	57,979
Total liabilities	$2,040,413	$1,757,212
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of June 30, 2020—719,200 and as of December 31, 2019—719,200, at aggregate liquidation value	$17,980	$17,980
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of June 30, 2020—3,099,763,661 and as of December 31, 2019—3,099,602,856	31	31
Additional paid-in capital	107,668	107,840
Retained earnings	163,431	165,369
Treasury stock, at cost: June 30, 2020—1,017,898,767 shares and December 31, 2019—985,479,501 shares	(64,143)	(61,660)
Accumulated other comprehensive income (loss) (AOCI)	(33,345)	(36,318)
Total Citigroup stockholders’ equity	$191,622	$193,242
Noncontrolling interests	680	704
Total equity	$192,302	$193,946
Total liabilities and equity	$2,232,715	$1,951,158

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

	June 30,
	2020	December 31,
In millions of dollars	(Unaudited)	2019
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$10,505	$10,031
Long-term debt	22,226	25,582
Other liabilities	664	917
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$33,395	$36,530
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Preferred stock at aggregate liquidation value
Balance, beginning of period	$17,980	$17,980	$17,980	$18,460
Issuance of new preferred stock	—	—	1,500	—
Redemption of preferred stock	—	—	(1,500)	(480)
Balance, end of period	$17,980	$17,980	$17,980	$17,980
Common stock and additional paid-in capital
Balance, beginning of period	$107,581	$107,582	$107,871	$107,953
Employee benefit plans	118	112	(174)	(270)
Preferred stock issuance costs	—	—	2	—
Other	—	(6)	—	5
Balance, end of period	$107,699	$107,688	$107,699	$107,688
Retained earnings
Balance, beginning of period	$163,438	$154,859	$165,369	$151,347
Adjustment to opening balance, net of taxes(1)	—	—	(3,076)	151
Adjusted balance, beginning of period	$163,438	$154,859	$162,293	$151,498
Citigroup’s net income	1,316	4,799	3,838	9,509
Common dividends(2)	(1,071)	(1,041)	(2,152)	(2,116)
Preferred dividends	(253)	(296)	(544)	(558)
Other	1	—	(4)	(12)
Balance, end of period	$163,431	$158,321	$163,431	$158,321
Treasury stock, at cost
Balance, beginning of period	$(64,147)	$(47,861)	$(61,660)	$(44,370)
Employee benefit plans(3)	4	9	442	573
Treasury stock acquired(4)	—	(3,575)	(2,925)	(7,630)
Balance, end of period	$(64,143)	$(51,427)	$(64,143)	$(51,427)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(32,521)	$(36,308)	$(36,318)	$(37,170)
Citigroup’s total other comprehensive income	(824)	1,105	2,973	1,967
Balance, end of period	$(33,345)	$(35,203)	$(33,345)	$(35,203)
Total Citigroup common stockholders’ equity	$173,642	$179,379	$173,642	$179,379
Total Citigroup stockholders’ equity	$191,622	$197,359	$191,622	$197,359
Noncontrolling interests
Balance, beginning of period	$651	$763	$704	$854
Transactions between Citigroup and the noncontrolling-interest shareholders	—	—	(6)	(99)
Net income attributable to noncontrolling-interest shareholders	—	10	(6)	35
Distributions paid to noncontrolling-interest shareholders	—	(33)	—	(37)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	39	20	(12)	7
Other	(10)	(9)	—	(9)
Net change in noncontrolling interests	$29	$(12)	$(24)	$(103)
Balance, end of period	$680	$751	$680	$751
Total equity	$192,302	$198,110	$192,302	$198,110

(1) See Note 1 to the Consolidated Financial Statements for additional details.

(2) Common dividends declared were $0.51 per share in the first and second quarters of 2020. Common dividends declared were $0.45 per share in the first and second quarters of 2019.
(3) Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(4) Primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2020	2019
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$3,832	$9,544
Net income attributable to noncontrolling interests	(6)	35
Citigroup’s net income	$3,838	$9,509
Loss from discontinued operations, net of taxes	(19)	15
Income from continuing operations—excluding noncontrolling interests	$3,857	$9,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Depreciation and amortization	1,853	1,883
Provisions for credit losses on loans and unfunded lending commitments	14,810	4,042
Realized gains from sales of investments	(1,180)	(598)
Impairment losses on investments	124	13
Change in trading account assets	(86,203)	(50,776)
Change in trading account liabilities	29,370	(8,011)
Change in brokerage receivables net of brokerage payables	190	(9,309)
Change in loans HFS	(1,200)	1,029
Change in other assets	1,585	(5,442)
Change in other liabilities	2,620	6,462
Other, net	14,966	13,457
Total adjustments	$(23,065)	$(47,250)
Net cash used in operating activities of continuing operations	$(19,208)	$(37,756)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(31,595)	$10,915
Change in loans	7,943	(7,803)
Proceeds from sales and securitizations of loans	826	2,249
Purchases of investments	(207,701)	(118,132)
Proceeds from sales of investments	86,191	63,595
Proceeds from maturities of investments	53,909	57,684
Capital expenditures on premises and equipment and capitalized software	(1,318)	(3,349)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	12	68
Other, net	44	71
Net cash provided by (used in) investing activities of continuing operations	$(91,689)	$5,298
Cash flows from financing activities of continuing operations
Dividends paid	$(2,679)	$(2,650)
Issuance of preferred stock	1,500	—
Redemption of preferred stock	(1,500)	(480)
Treasury stock acquired	(2,925)	(7,518)
Stock tendered for payment of withholding taxes	(407)	(359)
Change in securities loaned and sold under agreements to repurchase	49,383	3,365
Issuance of long-term debt	58,471	31,849
Payments and redemptions of long-term debt	(32,297)	(18,428)
Change in deposits	163,070	32,437
Change in short-term borrowings	(4,893)	10,096

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Six Months Ended June 30,
In millions of dollars	2020	2019
Net cash provided by financing activities of continuing operations	$227,723	$48,312
Effect of exchange rate changes on cash and due from banks	$(972)	$(716)
Change in cash, due from banks and deposits with banks	$115,854	$15,138
Cash, due from banks and deposits with banks at beginning of period	193,919	188,105
Cash, due from banks and deposits with banks at end of period	$309,773	$203,243
Cash and due from banks (including segregated cash and other deposits)	$22,889	$24,997
Deposits with banks, net of allowance	286,884	178,246
Cash, due from banks and deposits with banks at end of period	$309,773	$203,243
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,543	$2,814
Cash paid during the period for interest	8,751	14,000
Non-cash investing activities(1)
Transfers to loans HFS (Other assets) from loans	$1,036	$3,600

(1) Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 22 to the Consolidated Financial Statements for more information and balances as of June 30, 2020.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2020 and for the three- and-six-month periods ended June 30, 2020 and 2019 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (2019 Annual Report on Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (First Quarter of 2020 Form 10-Q).
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to the Consolidated Financial Statements in both Citigroup’s 2019 Annual Report on Form 10-K and Citigroup’s First Quarter of 2020 Form 10-Q for a summary of all of Citigroup’s significant accounting policies.

ACCOUNTING CHANGES

Accounting for Financial Instruments—Credit Losses

Overview
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (CECL) methodology, which requires earlier recognition of credit losses while also providing additional transparency about credit risk. Citi adopted the ASU as of January 1, 2020, which, as discussed below, resulted in an increase in Citi’s Allowance for credit losses and a decrease to opening Retained earnings, net of deferred income taxes, at January 1, 2020.
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
Citi’s qualitative component of the Allowance for credit losses considers (i) the uncertainty of forward-looking scenarios based on the likelihood and severity of a possible recession as another possible scenario; (ii) certain portfolio characteristics, such as portfolio concentration and collateral coverage; and (iii) model limitations as well as idiosyncratic events. Citi calculates a judgmental management adjustment, which is an alternative, more adverse scenario that only considers downside risk.

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
The ASU was adopted by Citi as of January 1, 2020 with prospective application and did not impact the first or second quarters of 2020 results. The future impact of the ASU will depend upon the performance of Citi’s reporting units and the market conditions impacting the fair value of each reporting unit going forward.

Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under U.S. GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The ASU was adopted by Citi as of June 30, 2020 with prospective application and did not impact the second quarter of 2020 results.

Voluntary Change in the Accounting for Variable Post-Charge-Off Third-Party Collection Costs
During the second quarter of 2020, there was a change in Citi`s ACL accounting estimate effected by a change in Citi`s accounting principle for variable post-charge-off third-party collection costs. These costs were previously accounted for as a reduction in credit recoveries. As a result of this change, beginning July 1, 2020, these costs are accounted for as an increase in operating expenses. Determining a preferable method of accounting for such costs is a judgmental matter; however, Citi concluded that such a change in the method of accounting is preferable in Citi’s circumstances as it better reflects the nature of these collection costs to investors. That is, these costs do not represent reduced payments from borrowers and are similar to Citi’s other executory third-party vendor contracts that are accounted for as operating expenses as incurred.
As a result of this accounting change, Citi`s estimate for the consumer ACL was impacted and resulted in a one-time ACL release of approximately $426 million in the second quarter of 2020. This one-time ACL release reflects the impact to Citi’s ACL estimate of the revised credit recoveries incorporated in the ACL models. This change in accounting will result in a reclassification of approximately $50 million of collection costs from credit recoveries to operating expenses each quarter, beginning with the third quarter of 2020.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

The Company’s results from Discontinued operations consisted of residual activities related to previously divested operations. All Discontinued operations results are recorded within Corporate/Other.
The following summarizes financial information for all Discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Total revenues, net of interest expense	$—	$—	$—	$—
Loss from discontinued operations(1)	$(1)	$(10)	$(19)	$(12)
Benefit for income taxes(2)	—	(27)	—	(27)
Income (loss) from discontinued operations, net of taxes	$(1)	$17	$(19)	$15

(1)Amounts in each period relate to the sale of the Egg Banking business in 2011.
(2)The benefit for income taxes, recorded in 2019, includes a settlement for a tax audit related to the German Retail banking operations, which were divested in 2008.

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
The following table presents certain information regarding the Company’s continuing operations by segment:

	Three Months Ended June 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2020	2019	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Global Consumer Banking	$7,339	$8,133	$(161)	$378	$(398)	$1,301	$423	$407
Institutional Clients Group	12,137	10,055	470	950	1,880	3,425	1,716	1,447
Corporate/Other	290	570	(178)	45	(165)	66	94	97
Total	$19,766	$18,758	$131	$1,373	$1,317	$4,792	$2,233	$1,951

	Six Months Ended June 30,
	Revenues, net of interest expense(3)		Provision (benefits) for income taxes		Income (loss) from continuing operations(4)
In millions of dollars	2020	2019	2020	2019	2020	2019
Global Consumer Banking	$15,513	$16,223	$(431)	$759	$(1,153)	$2,621
Institutional Clients Group	24,621	20,073	1,514	1,905	5,506	6,837
Corporate/Other	363	1,038	(376)	(16)	(502)	71
Total	$40,497	$37,334	$707	$2,648	$3,851	$9,529
(1)  Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $9.7 billion and $8.6 billion; in EMEA of $3.4 billion and $3.0 billion; in Latin America of $2.3 billion and $2.6 billion and in Asia of $4.1 billion and $4.0 billion for the three months ended June 30, 2020 and 2019, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.
(2)  Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $3.9 billion and $2.0 billion; in the ICG results of $3.9 billion and $0.1 billion; and in the Corporate/Other results of $0.2 billion and $0.0 billion for the three months ended June 30, 2020 and 2019, respectively.
(3) Includes total revenues, net of interest expense, in North America of $19.9 billion and $16.9 billion; in EMEA of $6.9 billion and $6.1 billion; in Latin America of $4.9 billion and $5.2 billion; and in Asia of $8.5 billion and $8.1 billion for the six months ended June 30, 2020 and 2019, respectively. Regional numbers exclude Corporate/Other, which largely operates within the U.S.
(4)  Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $8.7 billion and $4.0 billion; in the ICG results of $5.9 billion and $0.2 billion; and in the Corporate/Other results of $356 million and $(47) million for the six months ended June 30, 2020 and 2019, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Interest revenue
Loan interest, including fees	$10,149	$11,981	$21,399	$23,949
Deposits with banks	159	736	686	1,343
Securities borrowed and purchased under agreements to resell	401	1,893	1,609	3,677
Investments, including dividends	2,097	2,505	4,378	5,053
Trading account assets(1)	1,673	2,140	3,263	3,826
Other interest	110	457	393	940
Total interest revenue	$14,589	$19,712	$31,728	$38,788
Interest expense
Deposits(2)	$1,469	$3,284	$4,083	$6,311
Securities loaned and sold under agreements to repurchase	453	1,724	1,538	3,313
Trading account liabilities(1)	144	320	383	647
Short-term borrowings and other interest-bearing liabilities	140	715	524	1,367
Long-term debt	1,303	1,719	2,628	$3,441
Total interest expense	$3,509	$7,762	$9,156	$15,079
Net interest revenue	$11,080	$11,950	$22,572	$23,709
Provision for credit losses on loans	7,696	2,089	14,140	4,033
Net interest revenue after provision for credit losses on loans	$3,384	$9,861	$8,432	$19,676
(1)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(2)Includes deposit insurance fees and charges of $270 million and $189 million for the three months ended June 30, 2020 and 2019, respectively, and $495 million and $382 million for the six months ended June 30, 2020 and 2019, respectively.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

For additional information on Citi’s commissions and fees, and administration and other fiduciary fees, see Note 5 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.

The following tables present Commissions and fees revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020				2020
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$1,358	$—	$—	$1,358	$2,398	$—	$—	$2,398
Brokerage commissions	482	204	—	686	1,059	453	—	1,512
Credit- and bank-card income
Interchange fees	123	1,505	—	1,628	384	3,422	—	3,806
Card-related loan fees	3	132	—	135	14	298	—	312
Card rewards and partner payments	(70)	(1,745)	—	(1,815)	(219)	(3,838)	—	(4,057)
Deposit-related fees(1)	220	85	—	305	453	200	—	653
Transactional service fees	215	20	—	235	442	44	—	486
Corporate finance(2)	149	—	—	149	295	—	—	295
Insurance distribution revenue	1	113	—	114	5	238	—	243
Insurance premiums	—	31	—	31	—	74	—	74
Loan servicing	18	11	2	31	38	22	10	70
Other	27	46	3	76	57	102	3	162
Total commissions and fees(3)	$2,526	$402	$5	$2,933	$4,926	$1,015	$13	$5,954

	Three Months Ended June 30,				Six Months Ended June 30,
	2019				2019
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$941	$—	$—	$941	$1,855	$—	$—	$1,855
Brokerage commissions	438	211	—	649	909	397	—	1,306
Credit- and bank-card income
Interchange fees	314	2,197	—	2,511	593	4,180	—	4,773
Card-related loan fees	16	183	—	199	29	343	—	372
Card rewards and partner payments	(175)	(2,277)	—	(2,452)	(328)	(4,338)	—	(4,666)
Deposit-related fees(1)	266	120	—	386	528	242	—	770
Transactional service fees	199	30	—	229	400	60	—	460
Corporate finance(2)	151	—	—	151	330	—	—	330
Insurance distribution revenue	2	129	—	131	6	261	—	267
Insurance premiums	—	45	—	45	—	92	—	92
Loan servicing	—	8	3	11	50	30	9	89
Other	14	66	—	80	30	128	1	159
Total commissions and fees(3)	$2,166	$712	$3	$2,881	$4,402	$1,395	$10	$5,807
(1)Includes overdraft fees of $20 million and $31 million for the three months ended June 30, 2020 and 2019, respectively, and $51 million and $61 million for the six months ended June 30, 2020 and 2019, respectively. Overdraft fees are accounted for under ASC 310.
(2)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(3)Commissions and fees includes $(1,426) million and $(2,016) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended June 30, 2020 and 2019, respectively, and $(3,228) million and $(3,719) million for the six months ended June 30, 2020 and 2019, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020				2020
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$372	$6	$21	$399	$738	$14	$36	$788
Fiduciary fees	158	132	—	290	330	288	—	618
Guarantee fees	127	1	2	130	261	3	3	267
Total administration and other fiduciary fees(1)	$657	$139	$23	$819	$1,329	$305	$39	$1,673

	Three Months Ended June 30,				Six Months Ended June 30,
	2019				2019
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$383	$4	$18	$405	$747	$7	$34	$788
Fiduciary fees	162	154	—	316	314	300	12	626
Guarantee fees	144	2	2	148	286	4	4	294
Total administration and other fiduciary fees(1)	$689	$160	$20	$869	$1,347	$311	$50	$1,708
(1) Administration and other fiduciary fees includes $130 million and $148 million for the three months ended June 30, 2020 and 2019, respectively, and $267 million and $294 million for the six months ended June 30, 2020 and 2019, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These amounts include guarantee fees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Interest rate risks(1)	$1,843	$1,320	$3,820	$3,038
Foreign exchange risks(2)	1,114	427	2,109	900
Equity risks(3)	102	(1)	921	455
Commodity and other risks(4)	370	89	697	208
Credit products and risks(5)	728	39	1,871	77
Total	$4,157	$1,874	$9,418	$4,678
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

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2020	2019	2020	2019	2020	2019	2020	2019
Benefits earned during the period	$—	$—	$34	$35	$—	$—	$2	$2
Interest cost on benefit obligation	101	123	61	73	5	6	22	26
Expected return on plan assets	(206)	(202)	(56)	(68)	(4)	(4)	(18)	(21)
Amortization of unrecognized:
Prior service benefit	—	(1)	(2)	(1)	—	—	(2)	(3)
Net actuarial loss	53	48	17	15	—	—	5	6
Settlement loss(1)	—	—	3	2	—	—	—	—
Total net (benefit) expense	$(52)	$(32)	$57	$56	$1	$2	$9	$10

(1) Losses due to settlement relate to repositioning and divestiture activities.

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2020	2019	2020	2019	2020	2019	2020	2019
Benefits earned during the period	$—	$—	$71	$71	$—	$—	$4	$4
Interest cost on benefit obligation	207	253	125	148	10	13	46	52
Expected return on plan assets	(414)	(405)	(121)	(136)	(9)	(9)	(38)	(42)
Amortization of unrecognized:
Prior service cost (benefit)	1	—	(3)	(2)	—	—	(4)	(5)
Net actuarial loss	109	92	34	30	—	—	10	11
Settlement loss(1)	—	—	3	2	—	—	—	—
Total net (benefit) expense	$(97)	$(60)	$109	$113	$1	$4	$18	$20

(1) Losses due to settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Six Months Ended June 30, 2020
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$13,453	$8,105	$692	$1,384
Plans measured annually	(26)	(2,068)	—	(323)
Projected benefit obligation at beginning of year—Significant Plans	$13,427	$6,037	$692	$1,061
First quarter activity	(78)	(934)	(13)	(255)
Projected benefit obligation at the March 31, 2020—Significant Plans	$13,349	$5,103	$679	$806
Benefits earned during the period		20	—	1
Interest cost on benefit obligation	101	51	5	19
Actuarial loss	678	466	5	84
Benefits paid, net of participants’ contributions and government subsidy	(268)	(83)	(10)	(13)
Foreign exchange impact and other	—	19	—	14
Projected benefit obligation at period end—Significant Plans	$13,860	$5,576	$679	$911
Change in plan assets
Plan assets at fair value at beginning of year	$12,717	$7,556	$345	$1,127
Plans measured annually	—	(1,349)	—	(9)
Plan assets at fair value at beginning of year—Significant Plans	$12,717	$6,207	$345	$1,118
First quarter activity	(864)	(720)	(24)	(270)
Plan assets at fair value at March 31, 2020—Significant Plans	$11,853	$5,487	$321	$848
Actual return on plan assets	830	439	16	94
Company contributions, net of reimbursements	14	15	(3)	—
Benefits paid, net of participants’ contributions and government subsidy	(268)	(83)	(10)	(13)
Foreign exchange impact and other	—	5	—	13
Plan assets at fair value at period end—Significant Plans	$12,429	$5,863	$324	$942
Funded status of the Significant Plans
Qualified plans(1)	$(713)	$287	$(355)	$31
Nonqualified plans	(718)	—	—	—
Funded status of the plans at period end—Significant Plans	$(1,431)	$287	$(355)	$31
Net amount recognized at period end
Benefit asset	$—	$907	$—	$31
Benefit liability	(1,431)	(620)	(355)	—
Net amount recognized on the balance sheet—Significant Plans	$(1,431)	$287	$(355)	$31
Amounts recognized in AOCI at period end
Prior service benefit	$—	$8	$—	$53
Net actuarial (loss) gain	(7,933)	(854)	29	(296)
Net amount recognized in equity (pretax)—Significant Plans	$(7,933)	$(846)	$29	$(243)
Accumulated benefit obligation at period end—Significant Plans	$13,857	$5,283	$679	$911
(1)The U.S. qualified pension plan is fully funded pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2020 and no minimum required funding is expected for 2020.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Beginning of period balance, net of tax(1)(2)	$(7,095)	$(6,809)
Actuarial assumptions changes and plan experience	(1,230)	(800)
Net asset gain (loss) due to difference between actual and expected returns	1,106	(22)
Net amortization	72	148
Prior service cost	16	16
Curtailment/settlement gain(3)	3	3
Foreign exchange impact and other	(60)	144
Change in deferred taxes, net	16	148
Change, net of tax	$(77)	$(363)
End of period balance, net of tax(1)(2)	$(7,172)	$(7,172)

(1)See Note 17 to the Consolidated Financial Statements for further discussion of net AOCI balance.
(2)Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.
(3)Curtailment and settlement relate to repositioning and divestiture activities.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Jun. 30, 2020	Jun. 30, 2019
U.S. plans
Qualified pension	3.20%	3.85%
Nonqualified pension	3.25	3.90
Postretirement	3.20	3.80
Non-U.S. plans
Pension	0.45-9.45	0.45-10.30
Weighted average	4.38	4.74
Postretirement	9.75	10.30

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019
U.S. plans
Qualified pension	2.60%	3.20%	3.25%
Nonqualified pension	2.55	3.25	3.25
Postretirement	2.45	3.20	3.15
Non-U.S. plans
Pension	0.20-8.40	0.45-9.45	0.20-8.95
Weighted average	3.68	4.38	4.21
Postretirement	8.80	9.75	9.10

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended June 30, 2020
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$8	$(11)
Non-U.S. plans	(2)	3
Postretirement
U.S. plans	—	(1)
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first six months of 2020. The Company made discretionary contributions of $425 million and $220 million to the U.S. qualified defined benefit plan and Mexico—Banco Nacional Healthcare Postretirement Plan, respectively, during the second quarter of 2019.
The following table summarizes the Company’s actual contributions for the six months ended June 30, 2020 and 2019, as well as expected Company contributions for the remainder of 2020 and the actual contributions made in 2019:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2020	2019	2020	2019	2020	2019	2020	2019
Company contributions(2) for the six months ended June 30	$28	$463	$72	$64	$—	$—	$5	$223
Company contributions made during the remainder of the year	—	18	—	86	—	4	—	2
Company contributions expected to be made during the remainder of the year	32	—	74	—	—	—	3	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
U.S. plans	$101	$99	$203	198
Non-U.S. plans	74	71	150	139

Post Employment Plans
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Service-related expense
Interest cost on benefit obligation	$—	$1	$—	$1
Expected return on plan assets	—	(1)	—	(1)
Amortization of unrecognized:
Net actuarial loss	1	—	1	1
Total service-related expense	$1	$—	$1	$1
Non-service-related expense	$3	$2	$8	$6
Total net expense	$4	$2	$9	$7

9.  EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2020	2019	2020	2019
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$1,317	$4,792	$3,851	$9,529
Less: Noncontrolling interests from continuing operations	—	10	(6)	35
Net income from continuing operations (for EPS purposes)	$1,317	$4,782	$3,857	$9,494
Loss from discontinued operations, net of taxes	(1)	17	(19)	15
Citigroup’s net income	$1,316	$4,799	$3,838	$9,509
Less: Preferred dividends(1)	253	296	544	558
Net income available to common shareholders	$1,063	$4,503	$3,294	$8,951
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	11	50	32	109
Net income allocated to common shareholders for basic EPS	$1,052	$4,453	$3,262	$8,842
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,081.7	2,286.1	2,089.8	2,313.2
Basic earnings per share(2)
Income from continuing operations	$0.51	$1.94	$1.57	$3.81
Discontinued operations	—	0.01	(0.01)	0.01
Net income per share—basic	$0.51	$1.95	$1.56	$3.82
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$1,052	$4,453	$3,262	$8,842
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable(3)	—	—	14	—
Net income allocated to common shareholders for diluted EPS	$1,052	$4,453	$3,276	$8,842
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,081.7	2,286.1	2,089.8	2,313.2
Effect of dilutive securities
Options(4)	—	—	—	0.1
Other employee plans(3)	2.6	2.9	13.2	2.4
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(5)	2,084.3	2,289.0	2,103.0	2,315.7
Diluted earnings per share(2)
Income from continuing operations	$0.51	$1.94	$1.57	$3.81
Discontinued operations	—	0.01	(0.01)	0.01
Net income per share—diluted	$0.50	$1.95	$1.56	$3.82
(1)On July 15, 2020, Citi declared preferred dividends of approximately $284 million for the third quarter of 2020. As of August 4, 2020, Citi estimates it will distribute preferred dividends of approximately $253 million in the fourth quarter of 2020, subject to such dividends being declared by the Citi Board of Directors. During the first quarter of 2020, in March, Citi redeemed all of its 1.5 million Series O preferred shares for $1.5 billion; in January, Citi also issued 1.5 million of Series V preferred shares for $1.5 billion.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)Certain securities are excluded from the second quarter of 2020 (three month period) balances due to anti-dilution.
(4)During the second quarter of 2020 and 2019, no significant options to purchase shares of common stock were outstanding.
(5)Due to rounding, weighted-average common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to weighted-average common shares outstanding applicable to diluted EPS.

10. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 11 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2020	December 31, 2019
Securities purchased under agreements to resell	$181,887	$169,874
Deposits paid for securities borrowed	101,037	81,448
Total, net(1)	$282,924	$251,322
Allowance for credit losses on securities purchased and borrowed(2)	(7)	—
Total, net of allowance	$282,917	$251,322

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2020	December 31, 2019
Securities sold under agreements to repurchase	$203,819	$155,164
Deposits received for securities loaned	11,903	11,175
Total, net(1)	$215,722	$166,339

(1) The above tables do not include securities-for-securities lending transactions of $5.8 billion and $6.3 billion at June 30, 2020 and December 31, 2019, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
(2)  See Note 14 to the Consolidated Financial Statements for further information.

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

	As of June 30, 2020
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$315,360	$133,473	$181,887	$145,631	$36,256
Deposits paid for securities borrowed	105,098	4,061	101,037	28,174	72,863
Total	$420,458	$137,534	$282,924	$173,805	$109,119

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$337,292	$133,473	$203,819	$116,042	$87,777
Deposits received for securities loaned	15,964	4,061	11,903	3,475	8,428
Total	$353,256	$137,534	$215,722	$119,517	$96,205

	As of December 31, 2019
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$281,274	$111,400	$169,874	$134,150	$35,724
Deposits paid for securities borrowed	90,047	8,599	81,448	27,067	54,381
Total	$371,321	$119,999	$251,322	$161,217	$90,105

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$266,564	$111,400	$155,164	$91,034	$64,130
Deposits received for securities loaned	19,774	8,599	11,175	3,138	8,037
Total	$286,338	$119,999	$166,339	$94,172	$72,167
(1)Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.
(2)Includes financial instruments subject to enforceable master netting agreements that are not permitted to be offset under ASC 210-20-45, but would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the offsetting right has been obtained.
(3)Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of June 30, 2020
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$175,461	$87,421	$39,723	$34,687	$337,292
Deposits received for securities loaned	12,412	190	1,299	2,063	15,964
Total	$187,873	$87,611	$41,022	$36,750	$353,256

	As of December 31, 2019
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$108,534	$82,749	$35,108	$40,173	$266,564
Deposits received for securities loaned	15,758	208	1,789	2,019	19,774
Total	$124,292	$82,957	$36,897	$42,192	$286,338

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of June 30, 2020
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$127,237	$—	$127,237
State and municipal securities	1,117	1	1,118
Foreign government securities	123,451	192	123,643
Corporate bonds	20,922	349	21,271
Equity securities	11,617	14,652	26,269
Mortgage-backed securities	42,762	—	42,762
Asset-backed securities	3,925	—	3,925
Other	6,261	770	7,031
Total	$337,292	$15,964	$353,256

	As of December 31, 2019
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$100,781	$27	$100,808
State and municipal securities	1,938	5	1,943
Foreign government securities	95,880	272	96,152
Corporate bonds	18,761	249	19,010
Equity securities	12,010	19,069	31,079
Mortgage-backed securities	28,458	—	28,458
Asset-backed securities	4,873	—	4,873
Other	3,863	152	4,015
Total	$266,564	$19,774	$286,338

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	June 30, 2020	December 31, 2019
Receivables from customers	$17,145	$15,912
Receivables from brokers, dealers and clearing organizations	34,488	23,945
Total brokerage receivables(1)	$51,633	$39,857
Payables to customers	$41,843	$37,613
Payables to brokers, dealers and clearing organizations	18,724	10,988
Total brokerage payables(1)	$60,567	$48,601

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

The following table presents Citi’s investments by category:

In millions of dollars	June 30, 2020	December 31, 2019
Debt securities available-for-sale (AFS)	$342,256	$280,265
Debt securities held-to-maturity (HTM)(1)	83,332	80,775
Marketable equity securities carried at fair value(2)	593	458
Non-marketable equity securities carried at fair value(2)	486	704
Non-marketable equity securities measured using the measurement alternative(3)	771	700
Non-marketable equity securities carried at cost(4)	5,815	5,661
Total investments	$433,253	$368,563

(1)Carried at adjusted amortized cost basis, net of any allowance for credit losses.
(2)Unrealized gains and losses are recognized in earnings.
(3)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See ”Recognition and Measurement of Impairment” below.
(4) Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Taxable interest	$1,984	$2,324	$4,163	$4,696
Interest exempt from U.S. federal income tax	70	126	146	253
Dividend income	43	55	69	104
Total interest and dividend income	$2,097	$2,505	$4,378	$5,053

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Gross realized investment gains	$785	$474	$1,250	$642
Gross realized investment losses	(37)	(6)	(70)	(44)
Net realized gains on sale of investments	$748	$468	$1,180	$598

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	June 30, 2020					December 31, 2019
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$44,198	$1,359	$205	$—	$45,352	$34,963	$547	$280	$35,230
Non-U.S. residential	691	4	—	—	695	789	3	—	792
Commercial	65	—	—	—	65	75	—	—	75
Total mortgage-backed securities	$44,954	$1,363	$205	$—	$46,112	$35,827	$550	$280	$36,097
U.S. Treasury and federal agency securities
U.S. Treasury	$148,181	$2,779	$2	$—	$150,958	$106,429	$50	$380	$106,099
Agency obligations	3,072	27	—	—	3,099	5,336	3	20	5,319
Total U.S. Treasury and federal agency securities	$151,253	$2,806	$2	$—	$154,057	$111,765	$53	$400	$111,418
State and municipal	$5,139	$13	$131	$—	$5,021	$5,024	$43	$89	$4,978
Foreign government	119,405	1,720	182	3	120,940	110,958	586	241	111,303
Corporate	11,178	178	132	5	11,219	11,266	52	101	11,217
Asset-backed securities(1)	287	7	7	—	287	524	—	2	522
Other debt securities	4,614	6	—	—	4,620	4,729	1	—	4,730
Total debt securities AFS	$336,830	$6,093	$659	$8	$342,256	$280,093	$1,285	$1,113	$280,265
(1)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage- and asset-backed securitizations in which the Company has other involvement, see Note 18 to the Consolidated Financial Statements.

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,915	$183	$551	$22	$9,466	$205
Non-U.S. residential	129	—	—	—	129	—
Commercial	12	—	5	—	17	—
Total mortgage-backed securities	$9,056	$183	$556	$22	$9,612	$205
U.S. Treasury and federal agency securities
U.S. Treasury	$27,202	$2	$—	$—	$27,202	$2
Agency obligations	—	—	250	—	250	—
Total U.S. Treasury and federal agency securities	$27,202	$2	$250	$—	$27,452	$2
State and municipal	$4,607	$109	$234	$22	$4,841	$131
Foreign government	22,236	121	2,519	61	24,755	182
Corporate	1,599	129	27	3	1,626	132
Asset-backed securities	239	7	1	—	240	7
Other debt securities	341	—	—	—	341	—
Total debt securities AFS	$65,280	$551	$3,587	$108	$68,867	$659
December 31, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$9,780	$242	$1,877	$38	$11,657	$280
Non-U.S. residential	208	—	1	—	209	—
Commercial	16	—	27	—	43	—
Total mortgage-backed securities	$10,004	$242	$1,905	$38	$11,909	$280
U.S. Treasury and federal agency securities
U.S. Treasury	$45,484	$248	$26,907	$132	$72,391	$380
Agency obligations	781	2	3,897	18	4,678	20
Total U.S. Treasury and federal agency securities	$46,265	$250	$30,804	$150	$77,069	$400
State and municipal	$362	$62	$266	$27	$628	$89
Foreign government	35,485	149	8,170	92	43,655	241
Corporate	2,916	98	123	3	3,039	101
Asset-backed securities	112	1	166	1	278	2
Other debt securities	1,307	—	—	—	1,307	—
Total debt securities AFS	$96,451	$802	$41,434	$311	$137,885	$1,113

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	June 30, 2020		December 31, 2019
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$290	$290	$20	$20
After 1 but within 5 years	609	613	573	574
After 5 but within 10 years	1,010	1,086	594	626
After 10 years(2)	43,045	44,123	34,640	34,877
Total	$44,954	$46,112	$35,827	$36,097
U.S. Treasury and federal agency securities
Due within 1 year	$45,246	$45,397	$40,757	$40,688
After 1 but within 5 years	103,836	106,417	70,128	69,850
After 5 but within 10 years	1,899	1,964	854	851
After 10 years(2)	272	279	26	29
Total	$151,253	$154,057	$111,765	$111,418
State and municipal
Due within 1 year	$391	$392	$932	$932
After 1 but within 5 years	559	570	714	723
After 5 but within 10 years	303	329	195	215
After 10 years(2)	3,886	3,730	3,183	3,108
Total	$5,139	$5,021	$5,024	$4,978
Foreign government
Due within 1 year	$46,614	$46,815	$42,611	$42,666
After 1 but within 5 years	65,217	66,383	58,820	59,071
After 5 but within 10 years	5,567	5,702	8,192	8,198
After 10 years(2)	2,007	2,040	1,335	1,368
Total	$119,405	$120,940	$110,958	$111,303
All other(3)
Due within 1 year	$6,161	$6,187	$7,306	$7,311
After 1 but within 5 years	8,769	8,841	8,279	8,275
After 5 but within 10 years	1,005	995	818	797
After 10 years(2)	144	103	116	86
Total	$16,079	$16,126	$16,519	$16,469
Total debt securities AFS	$336,830	$342,256	$280,093	$280,265
(1)Includes mortgage-backed securities of U.S. government-sponsored agencies.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate, asset-backed and other debt securities.

There were no purchased credit-deteriorated AFS debt securities held by the Company as of June 30, 2020.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2020
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$49,649	$2,442	$6	$52,085
Non-U.S. residential	1,083	—	6	1,077
Commercial	673	1	1	673
Total mortgage-backed securities	$51,405	$2,443	$13	$53,835
State and municipal	$9,152	$650	$16	$9,786
Foreign government	1,237	78	—	1,315
Asset-backed securities(2)	21,538	5	471	21,072
Total debt securities HTM, net	$83,332	$3,176	$500	$86,008
December 31, 2019
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$46,637	$1,047	$21	$47,663
Non-U.S. residential	1,039	5	—	1,044
Commercial	582	1	—	583
Total mortgage-backed securities	$48,258	$1,053	$21	$49,290
State and municipal	$9,104	$455	$28	$9,531
Foreign government	1,934	37	1	1,970
Asset-backed securities(2)	21,479	12	59	21,432
Total debt securities HTM	$80,775	$1,557	$109	$82,223
(1)Amortized cost is reported net of allowance for credit losses of $107 million at June 30, 2020. There was no allowance as of December 31, 2019.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage- and asset-backed securitizations in which the Company has other involvement, see Note 18 to the Consolidated Financial Statements.

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

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	June 30, 2020		December 31, 2019
In millions of dollars	Amortized cost(1)	Fair value	Amortized cost	Fair value
Mortgage-backed securities
Due within 1 year	$75	$76	$17	$17
After 1 but within 5 years	432	449	458	463
After 5 but within 10 years	1,585	1,748	1,662	1,729
After 10 years(2)	49,313	51,562	46,121	47,081
Total	$51,405	$53,835	$48,258	$49,290
State and municipal
Due within 1 year	$7	$7	$2	$26
After 1 but within 5 years	81	84	123	160
After 5 but within 10 years	632	666	597	590
After 10 years(2)	8,432	9,029	8,382	8,755
Total	$9,152	$9,786	$9,104	$9,531
Foreign government
Due within 1 year	$273	$272	$650	$652
After 1 but within 5 years	964	1,043	1,284	1,318
After 5 but within 10 years	—	—	—	—
After 10 years(2)	—	—	—	—
Total	$1,237	$1,315	$1,934	$1,970
All other(3)
Due within 1 year	$—		$—	$—
After 1 but within 5 years	—		—	—
After 5 but within 10 years	7,262	7,123	8,545	8,543
After 10 years(2)	14,276	13,949	12,934	12,889
Total	$21,538	$21,072	$21,479	$21,432
Total debt securities HTM	$83,332	$86,008	$80,775	$82,223
(1)Amortized cost is reported net of allowance for credit losses of $107 million at June 30, 2020.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM securities that were delinquent or on non-accrual status at June 30, 2020.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of June 30, 2020.

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
The Company’s review for impairment of AFS debt securities generally entails:

•identification and evaluation of impaired investments;
•consideration of evidential matter, including an evaluation of factors or triggers that could cause individual positions to qualify as credit impaired and those that would not support credit impairment; and
•documentation of the results of these analyses, as required under business policies.

The sections below describe the Company’s process for identifying expected credit impairments for debt security types that have the most significant unrealized losses as of June 30, 2020.

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
For AFS state and municipal bonds with unrealized losses that Citi plans to sell, or would more-likely-than-not be required to sell, the full impairment is recognized in earnings. For AFS state and municipal bonds where Citi has no intent to sell and it is more-likely-than-not that the Company will not be required to sell, Citi records an allowance for expected credit losses for the amount it expects not to collect, capped at the difference between the bond’s amortized cost basis and fair value.
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
For impaired equity method investments that management does not plan to sell and is not more-likely-than-not to be required to sell prior to recovery of value, the evaluation of whether an impairment is other-than-temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other-than-temporary considers the following indicators:

•the cause of the impairment and the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;
•the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and
•the length of time and extent to which fair value has been less than the carrying value.

Recognition and Measurement of Impairment
The following tables present total impairment on Investments recognized in earnings:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
In millions of dollars	AFS	Other assets	Total	AFS	HTM	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	19	—	19	2	—	—	2
Total impairment losses recognized in earnings	$19	$—	$19	$2	$—	$—	$2

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
In millions of dollars	AFS	Other assets	Total	AFS	HTM	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	71	—	71	5	—	—	5
Total impairment losses recognized in earnings	$71	$—	$71	$5	$—	$—	$5

The following are the three- and six-month rollforwards of the credit-related impairments recognized in earnings for AFS debt securities held that the Company does not intend to sell nor will likely be required to sell at June 30, 2019:

Cumulative OTTI credit losses recognized in earnings on debt securities still held
Three Months Ended June 30, 2019
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

Six Months Ended June 30, 2019
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
Equity securities under the measurement alternative are also assessed for impairment. On a quarterly basis, management qualitatively assesses whether each equity security under the measurement alternative is impaired. Impairment indicators that are considered include, but are not limited to, the following:

•a significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee;
•a significant adverse change in the regulatory, economic or technological environment of the investee;
•a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates;
•a bona fide offer to purchase, an offer by the investee to sell or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment; and
•factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies or noncompliance with statutory capital requirements or debt covenants.

When the qualitative assessment indicates that impairment exists, the investment is written down to fair value, with the full difference between the fair value of the investment and its carrying amount recognized in earnings.
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at June 30, 2020 and December 31, 2019:

In millions of dollars	June 30, 2020	December 31, 2019
Measurement alternative:
Carrying value	$771	$700

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Measurement alternative(1):
Impairment losses	$50	$3	$53	$8
Downward changes for observable prices	19	12	19	12
Upward changes for observable prices	17	19	42	85

(1)  See Note 20 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	June 30, 2020
Measurement alternative:
Impairment losses	$65
Downward changes for observable prices	52
Upward changes for observable prices	384

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended June 30, 2020 and 2019, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Hedge funds	$—	$—	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	111	134	62	62	—	—
Real estate funds(2)(3)	9	10	19	18	—	—
Mutual/collective investment funds	20	26	—	—	—	—
Total	$140	$170	$81	$80	—	—
(1)Private equity funds include funds that invest in infrastructure, emerging markets and venture capital.
(2)With respect to the Company’s investments in private equity funds and real estate funds, distributions from each fund will be received as the underlying assets held by these funds are liquidated. It is estimated that the underlying assets of these funds will be liquidated over a period of several years as market conditions allow. Private equity and real estate funds do not allow redemption of investments by their investors. Investors are permitted to sell or transfer their investments, subject to the approval of the general partner or investment manager of these funds, which generally may not be unreasonably withheld.
(3)Includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia.

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

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other.

Consumer Loans, Delinquencies and Non-Accrual Status at June 30, 2020

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there are no loan loss reserves	Non-accrual loans for which there are loan loss reserves	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$46,923	$541	$258	$445	$48,167	$115	$409	$524	$282
Home equity loans(8)(9)	8,197	122	205	—	8,524	84	303	387	—
Credit cards	125,232	1,205	1,595	—	128,032	—	—	—	1,595
Personal, small business and other	4,807	38	14	—	4,859	2	15	17	—
Total	$185,159	$1,906	$2,072	$445	$189,582	$201	$727	$928	$1,877
In offices outside North America(6)
Residential first mortgages(7)	$36,351	$210	$184	$—	$36,745	$—	$419	$419	$—
Credit cards	20,212	380	374	—	20,966	5	265	270	272
Personal, small business and other	33,421	268	131	—	33,820	1	211	212	—
Total	$89,984	$858	$689	$—	$91,531	$6	$895	$901	$272
Total Citigroup(10)	$275,143	$2,764	$2,761	$445	$281,113	$207	$1,622	$1,829	$2,149
(1)Loans less than 30 days past due are presented as current.
(2)Includes $16 million of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies.
(4)Loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification, and thus almost all would not be reported as 30-89 or 90+ days past due for the duration of the programs (which have various durations, and certain of which may be renewed by the customer).
(5)Consists of residential first mortgages that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and 90 days or more past due of $0.3 billion.
(6)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(7)Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.
(8)Includes approximately $0.1 billion of home equity loans in process of foreclosure.
(9)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(10)Consumer loans are net of unearned income of $734 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

Interest Income Recognized for Non-Accrual Consumer Loans

	Interest income
In millions of dollars	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
In North America offices(1)
Residential first mortgages	$4	$7
Home equity loans	2	4
Credit cards	—	—
Personal, small business and other	—	—
Total	$6	$11
In offices outside North America(1)
Residential first mortgages	$—	$—
Credit cards	—	—
Personal, small business and other	—	—
Total	$—	$—
Total Citigroup	$6	$11

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Consumer Loan, Delinquencies and Non-Accrual Status at December 31, 2019

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$45,942	$411	$221	$434	$47,008	$479	$288
Home equity loans(7)(8)	8,860	174	189	—	9,223	405	—
Credit cards	145,477	1,759	1,927	—	149,163	—	1,927
Personal, small business and other	3,641	44	14	—	3,699	21	—
Total	$203,920	$2,388	$2,351	$434	$209,093	$905	$2,215
In offices outside North America(5)
Residential first mortgages(6)	$37,316	$210	$160	$—	$37,686	$421	$—
Credit cards	25,111	426	372	—	25,909	310	242
Personal, small business and other	36,456	272	132	—	36,860	180	—
Total	$98,883	$908	$664	$—	$100,455	$911	$242
Total Citigroup(9)	$302,803	$3,296	$3,015	$434	$309,548	$1,816	$2,457
(1)Loans less than 30 days past due are presented as current.
(2)Includes $18 million of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies.
(4)Consists of residential first mortgages that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and 90 days or more past due of $0.3 billion.
(5)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(6)Includes approximately $0.1 billion of residential first mortgage loans in process of foreclosure.
(7)Includes approximately $0.1 billion of home equity loans in process of foreclosure.
(8)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(9)Consumer loans are net of unearned income of $783 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

During the three and six months ended June 30, 2020 and 2019, the Company sold and/or reclassified to HFS $12 million and $36 million and $392 million and $2,295 million, respectively, of consumer loans.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)	June 30, 2020
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2020	$65	$1,593	$4,261
2019	205	2,384	6,316
2018	294	784	1,619
2017	344	973	2,311
2016	390	1,523	4,791
Prior	2,130	4,629	11,968
Total residential first mortgages	$3,428	$11,886	$31,266	$1,587	$48,167
Credit cards(2)	$28,942	$52,825	$43,745	$1,984	$127,496
Home equity loans (pre-reset)	337	1,053	1,738
Home equity loans (post-reset)	1,435	1,937	1,826
Total home equity loans	$1,772	$2,990	$3,564	$198	$8,524
Installment and other
2020	$18	$42	$55
2019	113	143	164
2018	125	114	106
2017	43	41	43
2016	21	18	16
Prior	264	425	547
Personal, small business and other	$584	$783	$931	$2,561	$4,859
Total	$34,726	$68,484	$79,506	$6,330	$189,046

(1)The FICO bands in the tables are consistent with general industry peer presentations.
(2)Excludes $536 million of balances related to Canada.

FICO Score Distribution in U.S. Portfolio

FICO score distribution in U.S. portfolio(1)	December 31, 2019
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages	$3,608	$13,264	$28,442	$1,694	$47,008
Credit cards (2)	33,290	59,536	52,935	2,773	148,534
Home equity loans	1,901	3,530	3,732	60	9,223
Personal, small business and other	564	907	1,473	755	3,699
Total	$39,363	$77,237	$86,582	$5,282	$208,464

(1)The FICO bands in the tables are consistent with general industry peer presentations.
(2) Excludes $629 million of balances related to Canada.

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

LTV distribution in U.S. portfolio	June 30, 2020
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2020	$5,362	$560	$—
2019	8,309	599	3
2018	2,080	598	26
2017	3,206	420	8
2016	6,570	141	3
Prior	18,621	129	22
Total residential first mortgages	$44,148	$2,447	$62	$1,510	$48,167
Home equity loans (pre-reset)	$3,061	$39	$12
Home equity loans (post-reset)	4,404	601	169
Total home equity loans	$7,465	$640	$181	$238	$8,524
Total	$51,613	$3,087	$243	$1,748	$56,691

LTV distribution in U.S. portfolio	December 31, 2019
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages	$41,993	$3,313	$98	$1,604	$47,008
Home equity loans	8,101	829	237	56	9,223
Total	$50,094	$4,142	$335	$1,660	$56,231

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended June 30,		Six Months Ended June 30,
	Balance at June 30, 2020				2020	2019	2020	2019
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$1,624	$1,798	$152	$1,700	$15	$18	$29	$35
Home equity loans	556	762	61	588	4	2	7	4
Credit cards	1,884	1,917	887	1,906	25	26	51	52
Personal, small business and other	442	477	147	518	16	6	32	11
Total	$4,506	$4,954	$1,247	$4,712	$60	$52	$119	$102
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2) $212 million of residential first mortgages and $166 million of home equity loans do not have a specific allowance.
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
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)$405 million of residential first mortgages and $212 million of home equity loans do not have a specific allowance.
(3)Included in the Allowance for credit losses on loans.
(4)Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings(1)

	For the Three Months Ended June 30, 2020
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	298	$51	$—	$—	$—	—%
Home equity loans	83	8	—	—	—	—
Credit cards	50,891	220	—	—	—	17
Personal, small business and other	343	3	—	—	—	4
Total(7)	51,615	$282	$—	$—	$—
International
Residential first mortgages	642	$44	$—	$—	$—	4%
Credit cards	21,276	94	—	—	3	16
Personal, small business and other	11,284	77	—	—	2	10
Total(7)	33,202	$215	$—	$—	$5

	For the Three Months Ended June 30, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	137	$21	$—	$—	$—	—%
Home equity loans	188	22	1	—	—	1
Credit cards	63,281	273	—	—	—	17
Personal, small business and other	347	4	—	—	—	5
Total(7)	63,953	$320	$1	$—	$—
International
Residential first mortgages	638	$17	$—	$—	$—	—%
Credit cards	18,453	73	—	—	3	16
Personal, small business and other	7,154	49	—	—	2	9
Total(7)	26,245	$139	$—	$—	$5

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $3 million of residential first mortgages and $1 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2020. These amounts include $2 million of residential first mortgages and $1 million of home equity loans that were newly classified as TDRs in the three months ended June 30, 2020, based on previously received OCC guidance.
(4)Represents portion of contractual loan principal that is non-interest bearing, but still due from the borrower. Such deferred principal is charged off at the time of permanent modification to the extent that the related loan balance exceeds the underlying collateral value.
(5)Represents portion of contractual loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.
(6)Represents portion of contractual loan principal that was forgiven at the time of permanent modification.
(7) The above tables reflect activity for restructured loans that were considered TDRs as of the end of the reporting period.
(8) Post-modification balances in North America include $5 million of residential first mortgages and $2 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2019. These amounts include $3 million of residential first mortgages and $1 million of home equity loans that were newly classified as TDRs in the three months ended June 30, 2019, based on previously received OCC guidance.

Consumer Troubled Debt Restructurings(1)

	For the Six Months Ended June 30, 2020
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	575	$95	$—	$—	$—	—%
Home equity loans	165	16	—	—	—	1
Credit cards	118,173	525	—	—	—	9
Personal, small business and other	776	7	—	—	—	3
Total(7)	119,689	$643	$—	$—	$—
International
Residential first mortgages	1,178	$58	$—	$—	$—	4%
Credit cards	40,591	167	—	—	5	16
Personal, small business and other	18,938	128	—	—	4	10
Total(7)	60,707	$353	$—	$—	$9

	For the Six Months Ended June 30, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	630	$95	$—	$—	$—	—%
Home equity loans	394	42	2	—	—	1
Credit cards	135,528	578	—	—	—	17
Personal, small business and other	703	7	—	—	—	5
Total(7)	137,255	$722	$2	$—	$—
International
Residential first mortgages	1,363	$37	$—	$—	$—	—%
Credit cards	36,946	148	—	—	6	16
Personal, small business and other	14,798	99	—	—	3	9
Total(7)	53,107	$284	$—	$—	$9

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the CARES Act or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $7 million of residential first mortgages and $2 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2020. These amounts include $5 million of residential first mortgages and $1 million of home equity loans that were newly classified as TDRs in the six months ended June 30, 2020, based on previously received OCC guidance.
(4)Represents portion of contractual loan principal that is non-interest bearing, but still due from the borrower. Such deferred principal is charged off at the time of permanent modification to the extent that the related loan balance exceeds the underlying collateral value.
(5)Represents portion of contractual loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.
(6)Represents portion of contractual loan principal that was forgiven at the time of permanent modification.
(7) The above tables reflect activity for restructured loans that were considered TDRs as of the end of the reporting period.
(8) Post-modification balances in North America include $12 million of residential first mortgages and $4 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2019. These amounts include $7 million of residential first mortgages and $3 million of home equity loans that were newly classified as TDRs in the six months ended June 30, 2019, based on previously received OCC guidance.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
North America
Residential first mortgages	$21	$26	$35	$50
Home equity loans	4	4	6	7
Credit cards	47	73	137	144
Personal, small business and other	1	1	3	2
Total	$73	$104	$181	$203
International
Residential first mortgages	$5	$4	$11	$7
Credit cards	38	36	71	75
Personal, small business and other	18	20	35	38
Total	$61	$60	$117	$120

Purchased Credit Deteriorated Assets

	Three Months Ended June 30, 2020
In millions of dollars	Credit cards	Mortgages(1)	Installment and other
Purchase price	$—	$3	$—
Allowance for credit losses at acquisition date	—	—	—
Discount or premium attributable to non-credit factors	—	—	—
Par value (amortized cost basis)	$—	$3	$—

(1) Includes loans sold to agencies that were bought back at par due to repurchase agreements.

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	June 30, 2020	December 31, 2019
In North America offices(1)
Commercial and industrial	$70,755	$55,929
Financial institutions	53,860	53,922
Mortgage and real estate(2)	57,821	53,371
Installment and other	25,602	31,238
Lease financing	869	1,290
Total	$208,907	$195,750
In offices outside North America(1)
Commercial and industrial	$115,471	$112,668
Financial institutions	35,173	40,211
Mortgage and real estate(2)	10,332	9,780
Installment and other	30,678	27,303
Lease financing	66	95
Governments and official institutions	3,552	4,128
Total	$195,272	$194,185
Corporate loans, net of unearned income(3)	$404,179	$389,935

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($854) million and ($791) million at June 30, 2020 and December 31, 2019, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

The Company sold and/or reclassified to held-for-sale $0.8 billion and $1.0 billion of corporate loans during the three and six months ended June 30, 2020, respectively, and $0.8 billion and $1.3 billion of corporate loans during the three and six months ended June 30, 2019, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2020 or 2019.

Corporate Loan Delinquencies and Non-Accrual Details at June 30, 2020

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$971	$108	$1,079	$3,202	$178,084	$182,365
Financial institutions	1,031	67	1,098	244	85,884	87,226
Mortgage and real estate	986	221	1,207	455	66,484	68,146
Lease financing	—	3	3	36	896	935
Other	143	30	173	79	59,472	59,724
Loans at fair value						5,783
Total	$3,131	$429	$3,560	$4,016	$390,820	$404,179

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2019

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$676	$93	$769	$1,828	$164,249	$166,846
Financial institutions	791	3	794	50	91,008	91,852
Mortgage and real estate	534	4	538	188	62,425	63,151
Lease financing	58	9	67	41	1,277	1,385
Other	190	22	212	81	62,341	62,634
Loans at fair value						4,067
Total	$2,249	$131	$2,380	$2,188	$381,300	$389,935
(1)Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.
(2)Non-accrual loans generally include those loans that are 90 days or more past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest and/or principal is doubtful.
(3)Loans less than 30 days past due are presented as current.
(4)Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	Totals as of
In millions of dollars	2020	2019	2018	2017	2016	Prior		June 30, 2020	December 31, 2019
Investment grade(3)
Commercial and industrial(4)	$35,627	$9,480	$7,242	$5,035	$2,233	$10,162	$36,478	$106,257	$110,797
Financial institutions(4)	8,131	5,359	4,125	1,626	1,458	4,941	47,425	73,065	80,533
Mortgage and real estate	3,614	6,267	5,622	3,207	1,436	3,017	3,086	26,249	27,571
Other(5)	6,782	3,597	5,219	1,312	706	5,845	29,753	53,214	58,155
Total investment grade	$54,154	$24,703	$22,208	$11,180	$5,833	$23,965	$116,742	$258,785	$277,056
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$18,097	$7,045	$5,922	$3,431	$1,061	$6,022	$31,045	$72,623	$54,220
Financial institutions(4)	7,189	1,343	742	337	39	1,562	2,705	13,917	11,269
Mortgage and real estate	1,217	1,193	2,031	1,025	512	941	920	7,839	3,811
Other(5)	1,179	1,567	603	160	197	783	2,840	7,329	5,734
Non-accrual
Commercial and industrial(4)	207	108	54	181	72	343	2,237	3,202	1,828
Financial institutions	—	—	—	—	—	26	218	244	50
Mortgage and real estate	2	4	2	10	6	52	379	455	188
Other(5)	13	8	—	15	—	42	37	115	122
Total non-investment grade	$27,904	$11,268	$9,354	$5,159	$1,887	$9,771	$40,381	$105,724	$77,222
Non-rated private bank loans managed on a delinquency basis(3)(6)	$4,461	$7,597	$3,822	$4,171	$4,604	$9,232	$—	$33,887	$31,590
Loans at fair value(7)								5,783	4,067
Corporate loans, net of unearned income	$86,519	$43,568	$35,384	$20,510	$12,324	$42,968	$157,123	$404,179	$389,935
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)There were no significant revolving line of credit arrangements that converted to term loans during the quarter.
(3)Held-for-investment loans are accounted for on an amortized cost basis.
(4)Includes certain short-term loans with less than one year in tenor.
(5)Other includes installment and other, lease financing and loans to government and official institutions.
(6)Non-rated private bank loans mainly include mortgage and real estate loans to private banking clients.
(7)Loans at fair value include loans to commercial and industrial, financial institutions, mortgage and real estate and other.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	June 30, 2020				Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$3,202	$3,824	$682	$2,099	$3	$5
Financial institutions	244	283	38	90	—	—
Mortgage and real estate	455	455	40	255	—	—
Lease financing	36	36	—	30	—	—
Other	79	88	8	161	1	14
Total non-accrual corporate loans	$4,016	$4,686	$768	$2,635	$4	$19

	December 31, 2019
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,828	$1,942	$283	$1,449
Financial institutions	50	120	2	63
Mortgage and real estate	188	362	10	192
Lease financing	41	41	—	8
Other	81	202	4	76
Total non-accrual corporate loans	$2,188	$2,667	$299	$1,788

	June 30, 2020		December 31, 2019
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$1,840	$682	$714	$283
Financial institutions	216	38	40	2
Mortgage and real estate	277	40	48	10
Lease financing	36	—	—	—
Other	41	8	7	4
Total non-accrual corporate loans with specific allowance	$2,410	$768	$809	$299
Non-accrual corporate loans without specific allowance
Commercial and industrial	$1,362		$1,114
Financial institutions	28		10
Mortgage and real estate	178		140
Lease financing	—		41
Other	38		74
Total non-accrual corporate loans without specific allowance	$1,606	N/A	$1,379	N/A
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Average carrying value represents the average recorded investment balance and does not include related specific allowance.
(3)Interest income recognized for the three and six months ended June 30, 2019 was $8 million and $24 million, respectively.
N/A Not applicable

Corporate Troubled Debt Restructurings(1)

Three and Six Months Ended June 30, 2020

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended June 30, 2020
Commercial and industrial	$86	$—	$—	$86
Mortgage and real estate	4	—	—	4
Other	4	4	—	—
Total	$94	$4	$—	$90
Six Months Ended June 30, 2020
Commercial and industrial	$148	$—	$—	$148
Mortgage and real estate	8	—	—	8
Other	4	4	—	—
Total	$160	$4	$—	$156

Three and Six Months ended June 30, 2019:

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(3)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended June 30, 2019
Commercial and industrial	$55	$19	$—	$36
Mortgage and real estate	3	—	—	3
Other	6	6	—	—
Total	$64	$25	$—	$39
Six Months Ended June 30, 2019
Commercial and industrial	$135	$19	$—	$116
Mortgage and real estate	7	—	—	7
Other	6	6	—	—
Total	$148	$25	$—	$123

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the CARES Act or the interagency guidance.
(2)TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments. Because forgiveness of principal is rare for corporate loans, modifications typically have little to no impact on the loans’ projected cash flows and thus little to no impact on the allowance established for the loans. Charge-offs for amounts deemed uncollectable may be recorded at the time of the restructuring or may have already been recorded in prior periods such that no charge-off is required at the time of the modification.
(3)TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents total corporate loans modified in a TDR as well as those TDRs that defaulted and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due.

		TDR loans in payment default			TDR loans in payment default
In millions of dollars	TDR balances at June 30, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	TDR balances at June 30, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Commercial and industrial	$406	$—	$—	$601	$21	$21
Financial institutions	—	—	—	10	—	—
Mortgage and real estate	91	—	—	112	—	—
Other	10	—	—	6	—	—
Total(1)	$507	$—	$—	$729	$21	$21

(1)The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Allowance for credit losses on loans (ACLL) at beginning of period	$20,841	$12,329	$12,783	$12,315
Adjustment to opening balance for CECL adoption(1)	—	—	4,201	—
Adjusted ACLL at beginning of period	$20,841	$12,329	$16,984	$12,315
Gross credit losses on loans	$(2,528)	$(2,354)	$(5,007)	$(4,699)
Gross recoveries on loans(2)	322	391	693	788
Net credit losses on loans (NCLs)	$(2,206)	$(1,963)	$(4,314)	$(3,911)
NCLs	$2,206	$1,963	$4,314	$3,911
Net reserve builds (releases) for loans(3)	4,856	53	8,968	120
Net specific reserve builds (releases) for loans	634	73	858	2
Total provision for credit losses on loans (PCLL)	$7,696	$2,089	$14,140	$4,033
Initial allowance for credit losses on newly purchased credit deteriorated assets during the period	—	—	4	—
Other, net (see table below)	89	11	(394)	29
ACLL at end of period	$26,420	$12,466	$26,420	$12,466
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(4)	$1,813	$1,391	$1,456	$1,367
Adjustment to opening balance for CECL adoption(1)	—	—	(194)	—
Provision (release) for credit losses on unfunded lending commitments	113	(15)	670	9
Other, net(5)	(67)	—	(73)	—
ACLUC at end of period(4)	$1,859	$1,376	$1,859	$1,376
Total allowance for credit losses on loans, leases and unfunded lending commitments	$28,279	$13,842	$28,279	$13,842

Other, net details	Three Months Ended June 30,		Six Months Ended June 30,
Sales or transfers of various consumer loan portfolios to HFS	$(1)	$(4)	$(4)	$(4)
FX translation(6)	88	13	(395)	39
Other	2	2	5	(6)
Other, net	$89	$11	$(394)	$29

(1)See Note 1 to the Consolidated Financial Statements for further discussion on the impact of Citi’s adoption of CECL.
(2)Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.
(3)During the second quarter of 2020, Citi updated its ACLL estimate of lifetime credit losses resulting from a change in accounting for variable post-charge-off third-party agency collection costs in its U.S. Consumer businesses. After June 30, 2020, these costs will be recorded as operating expenses for future periods as they are incurred. The impact of this change in estimate effected by a change in accounting principle resulted in an approximate $426 million reduction in Citi's estimated ACLL at June 30, 2020.
(4)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(5)At June 30, 2020, the Corporate ACLUC includes a non-provision transfer of $68 million, representing reserves on performance guarantees as of March 31, 2020. The reserves on these contracts have been reclassified out of the allowance for credit losses on unfunded lending commitments and into other liabilities as of June 30, 2020.
(6)Primarily related to consumer. The corporate allowance is predominantly sourced in U.S. dollars.

Allowance for Credit Losses and End-of-Period Loans

	Three Months Ended
	June 30, 2020			June 30, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$3,451	$17,390	$20,841	$2,731	$9,598	$12,329
Charge-offs	(347)	(2,181)	(2,528)	(104)	(2,250)	(2,354)
Recoveries	23	299	322	15	376	391
Replenishment of net charge-offs	324	1,882	2,206	89	1,874	1,963
Net reserve builds (releases)	2,883	1,973	4,856	50	3	53
Net specific reserve builds (releases)	486	148	634	3	70	73
Initial allowance for credit losses on newly purchased credit deteriorated assets during the period	—	—	—	—	—	—
Other	4	85	89	3	8	11
Ending balance	$6,824	$19,596	$26,420	$2,787	$9,679	$12,466
	Six Months Ended
	June 30, 2020			June 30, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,886	$9,897	$12,783	$2,811	$9,504	$12,315
Adjustment to opening balance for CECL adoption	(721)	4,922	4,201	—	—	—
Charge-offs	(485)	(4,522)	(5,007)	(204)	(4,495)	(4,699)
Recoveries	34	659	693	36	752	788
Replenishment of net charge-offs	451	3,863	4,314	168	3,743	3,911
Net reserve builds (releases)	4,151	4,817	8,968	54	66	120
Net specific reserve builds (releases)	534	324	858	(76)	78	2
Initial allowance for credit losses on newly purchased credit deteriorated assets during the period	—	4	4	—	—	—
Other	(26)	(368)	(394)	(2)	31	29
Ending balance	$6,824	$19,596	$26,420	$2,787	$9,679	$12,466

	June 30, 2020			December 31, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for credit losses on loans
Collectively evaluated	$6,056	$18,344	$24,400	$2,587	$8,706	$11,293
Individually evaluated	768	1,247	2,015	299	1,190	1,489
Purchased credit deteriorated	—	5	5	—	1	1
Total allowance for credit losses on loans	$6,824	$19,596	$26,420	$2,886	$9,897	$12,783
Loans, net of unearned income
Collectively evaluated	$394,380	$276,470	$670,850	$383,828	$304,510	$688,338
Individually evaluated	4,016	4,506	8,522	2,040	4,892	6,932
Purchased credit deteriorated	—	121	121	—	128	128
Held at fair value	5,783	16	5,799	4,067	18	4,085
Total loans, net of unearned income	$404,179	$281,113	$685,292	$389,935	$309,548	$699,483

Allowance for Credit Losses on AFS Debt Securities

Three Months Ended June 30, 2020
In millions of dollars	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—
Less: Write-offs	—	—	—
Recoveries of amounts written-off	—	—	—
Net credit losses (NCLs)	$—	$—	$—
NCLs	$—	$—	$—
Credit losses on securities without previous credit losses	3	5	8
Total provision for credit losses	$3	$5	$8
Initial allowance on newly purchased credit deteriorated securities during the period	—	—	—
Allowance for credit losses at end of period	$3	$5	$8
Six Months Ended June 30, 2020
In millions of dollars	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—
Adjustment to opening balance for CECL adoption	—	—	—
Less: Write-offs	—	—	—
Recoveries of amounts written-off	—	—	—
Net credit losses (NCLs)	$—	$—	$—
NCLs	$—	$—	$—
Credit losses on securities without previous credit losses	3	5	8
Total provision for credit losses	$3	$5	$8
Initial allowance on newly purchased credit deteriorated securities during the period	—	—	—
Allowance for credit losses at end of period	$3	$5	$8

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended June 30, 2020
In millions of dollars	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of period	$66	$4	$6	$76
Net credit losses (NCLs)	$—	$—	$—	$—
NCLs	$—	$—	$—	$—
Net reserve builds (releases)	30	2	(1)	31
Net specific reserve builds (releases)	—	—	—	—
Total provision for credit losses on HTM debt securities	$30	$2	$(1)	$31
Other, net	$3	$—	$(3)	$—
Initial allowance for credit losses on newly purchased credit deteriorated securities during the period	—	—	—	—
Allowance for credit losses on HTM debt securities at end of period	$99	$6	$2	$107

	Six Months Ended June 30, 2020
In millions of dollars	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of period	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	61	4	5	70
Net credit losses (NCLs)	$—	$—	$—	$—
NCLs	$—	$—	$—	$—
Net reserve builds (releases)	35	2	—	37
Net specific reserve builds (releases)	—	—	—	—
Total provision for credit losses on HTM debt securities	$35	$2	$—	$37
Other, net	$3	$—	$(3)	$—
Initial allowance for credit losses on newly purchased credit deteriorated securities during the period	—	—	—	—
Allowance for credit losses on HTM debt securities at end of period	$99	$6	$2	$107

Allowance for Credit Losses on Other Assets

	Three Months Ended June 30, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of period	$—	$8	$5	$—	$41	$54
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	10	2	—	36	48
Total provision for credit losses	$—	$10	$2	$—	$36	$48
Other, net	$—	$—	$—	$—	$—	$—
Allowance for credit losses on Other assets at end of period	$—	$18	$7	$—	$77	$102

	Six Months Ended June 30, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	6	14	2	1	3	26
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(6)	4	5	(1)	42	44
Total provision for credit losses	$(6)	$4	$5	$(1)	$42	$44
Other, net	$—	$—	$—	$—	$32	$32
Allowance for credit losses on Other assets at end of period	$—	$18	$7	$—	$77	$102

(1)Primarily accounts receivables.

15.  GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Total
Balance at December 31, 2019	$12,102	$10,024	$22,126
Foreign currency translation	(265)	(597)	(862)
Balance at March 31, 2020	$11,837	$9,427	$21,264
Foreign currency translation	39	96	135
Balance at June 30, 2020	$11,876	$9,523	$21,399

Goodwill impairment testing is performed at the level below each business segment (referred to as a reporting unit). See Note 3 for further information on business segments.
During the three and six months ended June 30, 2020, Citi qualitatively assessed the current environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of reporting units. After consideration of the items above, the first and second quarter 2020 results, the results of the 2019 impairment test and latest available management forecasts, Citi determined it was not more-likely-than-not that the fair value of any reporting unit was below its book value as of June 30, 2020. For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.
See Note 1 for Citi’s adoption of a new accounting standard regarding the subsequent measurement of goodwill.

Intangible Assets
The components of intangible assets were as follows:

	June 30, 2020			December 31, 2019
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,642	$4,115	$1,527	$5,676	$4,059	$1,617
Credit card contract-related intangibles(1)	3,427	1,192	2,235	5,393	3,069	2,324
Core deposit intangibles	42	42	—	434	433	1
Other customer relationships	428	289	139	424	275	149
Present value of future profits	27	25	2	34	31	3
Indefinite-lived intangible assets	194	—	194	228	—	228
Other	67	58	9	82	77	5
Intangible assets (excluding MSRs)	$9,827	$5,721	$4,106	$12,271	$7,944	$4,327
Mortgage servicing rights (MSRs)(2)	345	—	345	495	—	495
Total intangible assets	$10,172	$5,721	$4,451	$12,766	$7,944	$4,822
(1)Primarily reflects contract-related intangibles associated with the American Airlines, Costco, The Home Depot, and AT&T credit card program agreements, which represented 96% of the aggregate net carrying amount as of June 30, 2020 and December 31, 2019.
(2)For additional information on Citi’s MSRs, see Note 18 to the Consolidated Financial Statements.

The changes in intangible assets were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2019	Acquisitions/ divestitures	Amortization	Impairments	FX translation and other	June 30, 2020
Purchased credit card relationships(1)	$1,617	$11	$(99)	$—	$(2)	$1,527
Credit card contract-related intangibles(2)	2,324	14	(101)	—	(2)	2,235
Core deposit intangibles	1	—	(1)	—	—	—
Other customer relationships	149	—	(12)	—	2	139
Present value of future profits	3	—	—	—	(1)	2
Indefinite-lived intangible assets	228	—	—	—	(34)	194
Other	5	7	(3)	—	—	9
Intangible assets (excluding MSRs)	$4,327	$32	$(216)	$—	$(37)	$4,106
Mortgage servicing rights (MSRs)(3)	495					345
Total intangible assets	$4,822					$4,451
(1)Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract-related intangibles and include credit card accounts primarily in the Costco and Macy’s portfolios.
(2)Primarily reflects contract-related intangibles associated with the American Airlines, Costco, The Home Depot, and AT&T credit card program agreements, which represented 96% of the aggregate net carrying amount at June 30, 2020 and December 31, 2019.
(3)For additional information on Citi’s MSRs, including the rollforward for the three and six months ended June 30, 2020, see Note 18 to the Consolidated Financial Statements.

16.  DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	June 30, 2020	December 31, 2019
Commercial paper
Bank(1)	$10,953	$10,155
Broker-dealer and other(2)	6,972	6,321
Total commercial paper	$17,925	$16,476
Other borrowings(3)	22,231	28,573
Total	$40,156	$45,049

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At June 30, 2020 and December 31, 2019, collateralized short-term advances from the Federal Home Loan Banks were $12.0 billion and $17.6 billion, respectively.

Long-Term Debt

In millions of dollars	June 30, 2020	December 31, 2019
Citigroup Inc.(1)	$169,036	$150,477
Bank(2)	55,453	53,340
Broker-dealer and other(3)	55,286	44,943
Total	$279,775	$248,760

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At June 30, 2020 and December 31, 2019, collateralized long-term advances from the Federal Home Loan Banks were $18.0 billion and $5.5 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both June 30, 2020 and December 31, 2019.

The following table summarizes Citi’s outstanding trust preferred securities at June 30, 2020:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	Jun. 2007	99,901	124	3 mo Sterling LIBOR + 88.75 bps	50	124	Jun. 28, 2067	Jun. 28, 2017
Total obligated			$2,564			$2,570

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.
(1)Represents the notional value received by outside investors from the trusts at the time of issuance. This differs from Citi’s balance sheet carrying value due primarily to unamortized discount and issuance costs.
(2)In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

Three and Six Months Ended June 30, 2020

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2020
Balance, March 31, 2020	$2,863	$2,196	$2,020	$(7,095)	$(32,500)	$(5)	$(32,521)
Other comprehensive income before reclassifications	1,391	(2,204)	226	(132)	561	13	(145)
Increase (decrease) due to amounts reclassified from AOCI	(554)	(28)	(152)	55	—	—	(679)
Change, net of taxes	$837	$(2,232)	$74	$(77)	$561	$13	$(824)
Balance at June 30, 2020	$3,700	$(36)	$2,094	$(7,172)	$(31,939)	$8	$(33,345)
Six Months Ended June 30, 2020
Balance, December 31, 2019	$(265)	$(944)	$123	$(6,809)	$(28,391)	$(32)	$(36,318)
Other comprehensive income before reclassifications	4,795	913	2,124	(476)	(3,548)	40	3,848
Increase (decrease) due to amounts reclassified from AOCI	(830)	(5)	(153)	113	—	—	(875)
Change, net of taxes	$3,965	$908	$1,971	$(363)	$(3,548)	$40	$2,973
Balance at June 30, 2020	$3,700	$(36)	$2,094	$(7,172)	$(31,939)	$8	$(33,345)
Footnotes to the table above appear on the following page.

Three and Six Months Ended June 30, 2019

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2019
Balance, March 31, 2019	$(1,115)	$(379)	$(442)	$(6,321)	$(28,012)	$(39)	$(36,308)
Other comprehensive income before reclassifications	1,050	(14)	414	(305)	91	44	1,280
Increase (decrease) due to amounts reclassified from AOCI	(347)	17	103	52	—	—	(175)
Change, net of taxes	$703	$3	$517	$(253)	$91	$44	$1,105
Balance at June 30, 2019	$(412)	$(376)	$75	$(6,574)	$(27,921)	$5	$(35,203)
Six Months Ended June 30, 2019
Balance, December 31, 2019	$(2,250)	$192	$(728)	$(6,257)	$(28,070)	$(57)	$(37,170)
Other comprehensive income before reclassifications	2,276	(589)	600	(415)	149	62	2,083
Increase (decrease) due to amounts reclassified from AOCI	(438)	21	203	98	—	—	(116)
Change, net of taxes	$1,838	$(568)	$803	$(317)	$149	$62	$1,967
Balance at June 30, 2019	$(412)	$(376)	$75	$(6,574)	$(27,921)	$5	$(35,203)
(1)Reflects the after-tax valuation of Citi’s fair value options liabilities. See “Market Valuation Adjustments” in Note 20 to the Consolidated Financial Statements.
(2)Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.
(3)Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income.
(4)Primarily reflects the movements in (by order of impact) the Australian dollar, South Korean won, Indonesian rupiah and Euro against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2020. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Indian rupee and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2020. Primarily reflects the movements in (by order of impact) the Japanese yen, Mexican peso, Euro and Polish zloty against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2019. Primarily reflects the movements in (by order of impact) the Mexican peso, Canadian dollar, Chilean peso and Russian ruble against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2019. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three and Six Months Ended June 30, 2020

In millions of dollars	Pretax	Tax effect	After-tax
Three Months Ended June 30, 2020
Balance, March 31, 2020	$(36,419)	$3,898	$(32,521)
Change in net unrealized gains (losses) on debt securities	1,178	(341)	837
Debt valuation adjustment (DVA)	(2,935)	703	(2,232)
Cash flow hedges	90	(16)	74
Benefit plans	(93)	16	(77)
Foreign currency translation adjustment	485	76	561
Excluded component of fair value hedges	16	(3)	13
Change	$(1,259)	$435	$(824)
Balance at June 30, 2020	$(37,678)	$4,333	$(33,345)
Six Months Ended June 30, 2020
Balance, December 31, 2019	$(42,772)	$6,454	$(36,318)
Change in net unrealized gains (losses) on debt securities	5,298	(1,333)	3,965
Debt valuation adjustment (DVA)	1,253	(345)	908
Cash flow hedges	2,574	(603)	1,971
Benefit plans	(510)	147	(363)
Foreign currency translation adjustment	(3,570)	22	(3,548)
Excluded component of fair value hedges	49	(9)	40
Change	$5,094	$(2,121)	$2,973
Balance at June 30, 2020	$(37,678)	$4,333	$(33,345)

Three and Six Months Ended June 30, 2019

In millions of dollars	Pretax	Tax effect	After-tax
Three Months Ended June 30, 2019
Balance, March 31, 2019	$(42,904)	$6,596	$(36,308)
Change in net unrealized gains (losses) on debt securities	936	(233)	703
Debt valuation adjustment (DVA)	3	—	3
Cash flow hedges	680	(163)	517
Benefit plans	(329)	76	(253)
Foreign currency translation adjustment	83	8	91
Excluded component of fair value hedges	59	(15)	44
Change	$1,432	$(327)	$1,105
Balance, June 30, 2019	$(41,472)	$6,269	$(35,203)
Six Months Ended June 30, 2019
Balance, December 31, 2018	$(44,082)	$6,912	$(37,170)
Change in net unrealized gains (losses) on debt securities	2,436	(598)	1,838
Debt valuation adjustment (DVA)	(722)	154	(568)
Cash flow hedges	1,058	(255)	803
Benefit plans	(397)	80	(317)
Foreign currency translation adjustment	152	(3)	149
Excluded component of fair value hedges	83	(21)	62
Change	$2,610	$(643)	$1,967
Balance, June 30, 2019	$(41,472)	$6,269	$(35,203)

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Realized (gains) losses on sales of investments	$(748)	$(468)	$(1,180)	$(598)
Gross impairment losses	19	2	71	5
Subtotal, pretax	$(729)	$(466)	$(1,109)	$(593)
Tax effect	175	119	279	155
Net realized (gains) losses on investments after-tax(1)	$(554)	$(347)	$(830)	$(438)
Realized DVA (gains) losses on fair value option liabilities, pretax	$(37)	$22	$(6)	$27
Tax effect	9	(5)	1	(6)
Net realized debt valuation adjustment, after-tax	$(28)	$17	$(5)	$21
Interest rate contracts	$(200)	$134	$(203)	$264
Foreign exchange contracts	1	2	2	4
Subtotal, pretax	$(199)	$136	$(201)	$268
Tax effect	47	(33)	48	(65)
Amortization of cash flow hedges, after-tax(2)	$(152)	$103	$(153)	$203
Amortization of unrecognized:
Prior service cost (benefit)	$(3)	$(2)	$(6)	$(6)
Net actuarial loss	75	69	154	134
Curtailment/settlement impact(3)	3	2	3	2
Subtotal, pretax	$75	$69	$151	$130
Tax effect	(20)	(17)	(38)	(32)
Amortization of benefit plans, after-tax(3)	$55	$52	$113	$98
Excluded component of fair value hedges, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
Excluded component of fair value hedges, after-tax	$—	$—	$—	$—
Foreign currency translation adjustment, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
Foreign currency translation adjustment, after-tax	$—	$—	$—	$—
Total amounts reclassified out of AOCI, pretax	$(890)	$(239)	$(1,165)	$(168)
Total tax effect	211	64	290	52
Total amounts reclassified out of AOCI, after-tax	$(679)	$(175)	$(875)	$(116)
(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 12 to the Consolidated Financial Statements for additional details.
(2)See Note 19 to the Consolidated Financial Statements for additional details.
(3)See Note 8 to the Consolidated Financial Statements for additional details.

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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of June 30, 2020
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$33,838	$33,838	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	115,290	—	115,290	2,103	—	—	54	2,157
Non-agency-sponsored	43,493	982	42,511	1,043	—	—	1	1,044
Citi-administered asset-backed commercial paper conduits	16,028	16,028	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	17,986	—	17,986	4,272	—	—	—	4,272
Asset-based financing(5)	209,806	7,660	202,146	26,129	1,131	10,302	—	37,562
Municipal securities tender option bond trusts (TOBs)	4,747	1,113	3,634	16	—	2,320	—	2,336
Municipal investments	20,235	—	20,235	2,736	4,237	2,906	—	9,879
Client intermediation	742	676	66	4	—	—	—	4
Investment funds	515	126	389	2	—	15	1	18
Other	51	1	50	—	—	50	—	50
Total	$462,731	$60,424	$402,307	$36,305	$5,368	$15,593	$56	$57,322

	As of December 31, 2019
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$43,534	$43,534	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	117,374	—	117,374	2,671	—	—	72	2,743
Non-agency-sponsored	39,608	1,187	38,421	876	—	—	1	877
Citi-administered asset-backed commercial paper conduits	15,622	15,622	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	17,395	—	17,395	4,199	—	—	—	4,199
Asset-based financing(5)	196,728	6,139	190,589	23,756	1,151	9,524	—	34,431
Municipal securities tender option bond trusts (TOBs)	6,950	1,458	5,492	4	—	3,544	—	3,548
Municipal investments	20,312	—	20,312	2,636	4,274	3,034	—	9,944
Client intermediation	1,455	1,391	64	4	—	—	—	4
Investment funds	827	174	653	5	—	16	1	22
Other	352	1	351	169	—	39	—	208
Total	$460,157	$69,506	$390,651	$34,320	$5,425	$16,157	$74	$55,976

(1) The definition of maximum exposure to loss is included in the text that follows this table.
(2) Included on Citigroup’s June 30, 2020 and December 31, 2019 Consolidated Balance Sheet.
(3) A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.
(4) Citigroup mortgage securitizations also include agency and non-agency (private label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.
(5)  Included within this line are loans to third-party sponsored private equity funds, which represent $70.4 and $69 billion in unconsolidated VIE assets and $710 and$711 million in maximum exposure to loss as of 6/30/20 and 12/31/19 respectively.

The previous tables do not include:

•certain venture capital investments made by some of the Company’s private equity subsidiaries, as the Company accounts for these investments in accordance with the Investment Company Audit Guide (codified in ASC 946);
•certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;
•certain third-party sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of June 30, 2020 and December 31, 2019, the Company’s maximum exposure to loss related to these deals was $52.4 billion and $52.5 billion, respectively. (for more information on these positions, see Note 13 to the Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements in Citigroup’s 2019 Annual Report on Form 10-K);
•certain VIEs structured by third parties in which the Company holds securities in inventory, as these investments are made on arm’s-length terms;
•certain positions in mortgage- and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, in which the Company has no other involvement with the related securitization entity deemed to be significant (for more information on these positions, see Notes 13 and 20 to the Consolidated Financial Statements);
•certain representations and warranties exposures in legacy ICG-sponsored mortgage- and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $6 billion and $6 billion at June 30, 2020 and December 31, 2019, respectively;
•certain representations and warranties exposures in Citigroup residential mortgage securitizations, in which the original mortgage loan balances are no longer outstanding; and
•VIEs such as trust preferred securities trusts used in connection with the Company’s funding activities. The Company does not have a variable interest in these trusts.

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

	June 30, 2020		December 31, 2019
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$10,302	$—	$9,524
Municipal securities tender option bond trusts (TOBs)	2,320	—	3,544	—
Municipal investments	—	2,906	—	3,034
Investment funds	—	15	—	16
Other	—	50	—	39
Total funding commitments	$2,320	$13,273	$3,544	$12,613
Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	June 30, 2020	December 31, 2019
Cash	$—	$—
Trading account assets	2.1	2.6
Investments	10.0	9.9
Total loans, net of allowance	29.0	26.7
Other	0.5	0.5
Total assets	$41.6	$39.7
Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni
Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	June 30, 2020	December 31, 2019
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$16.5	$19.7
Retained by Citigroup as trust-issued securities	5.3	6.2
Retained by Citigroup via non-certificated interests	14.6	17.8
Total	$36.4	$43.7

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended June 30,
In billions of dollars	2020	2019
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(3.2)	—

	Six Months Ended June 30,
In billions of dollars	2020	2019
Proceeds from new securitizations	$0.0	$0.0
Pay down of maturing notes	(3.2)	(2.5)

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.1 years as of June 30, 2020 and 3.1 years as of December 31, 2019.

In billions of dollars	Jun. 30, 2020	Dec. 31, 2019
Term notes issued to third parties	$15.0	$18.2
Term notes retained by Citigroup affiliates	3.4	4.3
Total Master Trust liabilities	$18.4	$22.5

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.2 years as of June 30, 2020 and 1.6 years as of December 31, 2019.

In billions of dollars	Jun. 30, 2020	Dec. 31, 2019
Term notes issued to third parties	$1.5	$1.5
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.4	$3.4

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended June 30,
	2020		2019
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$2.4	$0.9	$1.1	$6.1
Proceeds from new securitizations	2.6	0.9	1.2	6.1
Purchases of previously transferred financial assets	—	—	0.1	—

	Six Months Ended June 30,
	2020		2019
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$4.5	$1.6	$2.1	$8.8
Proceeds from new securitizations	4.7	3.4	2.2	8.8
Purchases of previously transferred financial assets	0.1	—	0.1	—

Note: Excludes re-securitization transactions.
(1) The principal securitized and proceeds from new securitizations in 2020 include $0.2 billion related to personal loan securitizations.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $2 million and $4 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2020, gains recognized on the securitization of non-agency sponsored mortgages were $27 million and $65 million, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $5 million for the three and six months ended June 30, 2019. Gains recognized on the securitization of non-agency sponsored mortgages were $26 million and $43 million for the three and six months ended June 30, 2019, respectively.

	June 30, 2020			December 31, 2019
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(3)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(2)	$334	$884	$119	$491	$748	$102

(1) Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2) Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 20 to the Consolidated Financial Statements for more information about fair value measurements.
(3) Senior interests in non-agency-sponsored mortgages include $119 million related to personal loan securitizations at June 30, 2020.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	Three Months Ended June 30, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	3.5%	6.2%	3.0%
Weighted average constant prepayment rate	28.7%	—%	25.0%
Weighted average anticipated net credit losses(2)	NM	—%	0.5%
Weighted average life	4.1 years	9.8 years	2.3 years

	Three Months Ended June 30, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.4%	3.2%	5.3%
Weighted average constant prepayment rate	15.7%	5.7%	5.9%
Weighted average anticipated net credit losses(2)	NM	3.0%	3.7%
Weighted average life	5.9 years	3.2 years	15.6 years

	Six Months Ended June 30, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	6.0%	1.8%	3.0%
Weighted average constant prepayment rate	27.1%	0.0%	25.0%
Weighted average anticipated net credit losses(2)	NM	1.6%	0.5%
Weighted average life	4.7 years	4.8 years	2.3 years

	Six Months Ended June 30, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.0%	3.5%	5.5%
Weighted average constant prepayment rate	14.8%	5.8%	5.9%
Weighted average anticipated net credit losses(2)	NM	4.4%	3.7%
Weighted average life	6.0 years	6.6 years	16.1 years

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	June 30, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	1.9%	7.1%	16.2%
Weighted average constant prepayment rate	23.8%	3.4%	5.5%
Weighted average anticipated net credit losses(2)	NM	1.2%	4.2%
Weighted average life	4.0 years	6.9 years	7.5 years

	December 31, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.3%	3.6%	4.6%
Weighted average constant prepayment rate	12.9%	10.5%	7.6%
Weighted average anticipated net credit losses(2)	NM	3.9%	2.8%
Weighted average life	6.6 years	3.0 years	11.4 years

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

	June 30, 2020
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(5)	$—	$—
Adverse change of 20%	(9)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(26)	—	—
Adverse change of 20%	(49)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2019
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(18)	$—	$(1)
Adverse change of 20%	(35)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(18)	—	—
Adverse change of 20%	(35)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—
NM Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation losses
	Securitized assets		90 days past due		Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars, except liquidation losses in millions	Jun. 30, 2020	Dec. 31, 2019	Jun. 30, 2020	Dec. 31, 2019	2020	2019	2020	2019
Securitized assets
Residential mortgages(1)	$11.8	$11.7	$0.4	$0.4	$7	$9	$18	$20
Commercial and other	21.0	22.3	—	—	—	—	—	—
Total	$32.8	$34.0	$0.4	$0.4	$7	$9	$18	$20

(1) Securitized assets include $0.2 billion of personal loan securitizations as of June 30, 2020.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $345 million and $508 million at June 30, 2020 and 2019, respectively. The MSRs correspond to principal loan balances of $57 billion and $60 billion as of June 30, 2020 and 2019, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended June 30,
In millions of dollars	2020	2019
Balance, beginning of year	$367	$551
Originations	24	16
Changes in fair value of MSRs due to changes in inputs and assumptions	(26)	(37)
Other changes(1)	(20)	(22)
Sales of MSRs	—	—
Balance, as of June 30	$345	$508

	Six Months Ended June 30,
In millions of dollars	2020	2019
Balance, beginning of year	$495	$584
Originations	56	28
Changes in fair value of MSRs due to changes in inputs and assumptions	(169)	(64)
Other changes(1)	(37)	(40)
Sales of MSRs	—	—
Balance, as of June 30	$345	$508

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Servicing fees	$34	$35	$73	$76
Late fees	1	2	3	4
Ancillary fees	—	—	—	1
Total MSR fees	$35	$37	$76	$81

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended June 30, 2020 and 2019. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of June 30, 2020 and December 31, 2019, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2020, Citi transferred agency securities with a fair value of approximately $12 billion and $19.4 billion to re-securitization entities compared to approximately $6.9 billion and $14.5 billion for the three and six months ended June 30, 2019.
As of June 30, 2020, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.8 billion (including $858.7 million related to re-securitization transactions executed in 2020) compared to $2.2 billion as of December 31, 2019 (including $1.3 billion related to re-securitization transactions executed in 2019), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2020 and December 31, 2019 were approximately $71.8 billion and $73.5 billion, respectively.
As of June 30, 2020 and December 31, 2019, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At June 30, 2020 and December 31, 2019, the commercial paper conduits administered by Citi had approximately $16 billion and $15.6 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $17.9 billion and $16.3 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At June 30, 2020 and December 31, 2019, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 52 and 49 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.5 billion and $1.4 billion as of June 30, 2020 and December 31, 2019, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At June 30, 2020 and December 31, 2019, the Company owned $5.1 billion and $5.5 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations (CLOs)
The following tables summarize selected cash flow information retained interests related to Citigroup CLOs:

	Three Months Ended June 30,
In billions of dollars	2020	2019
Proceeds from new securitizations	$0.1	$—

The key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	Jun. 30, 2020	Dec. 31, 2019
Weighted average discount rate	1.8%	0.0%
Weighted average life	4.2 years	0 years

In millions of dollars	Jun. 30, 2020	Dec. 31, 2019
Carrying value of retained interests	$1,608	$1,404

All of Citi’s retained interests were held-to-maturity securities as of June 30, 2020 and December 31, 2019.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2020
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$29,134	$7,367
Corporate loans	12,113	8,219
Other (including investment funds, airlines and shipping)	160,899	21,977
Total	$202,146	$37,562

	December 31, 2019
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$31,377	$7,489
Corporate loans	7,088	5,802
Other (including investment funds, airlines and shipping)	152,124	21,140
Total	$190,589	$34,431

Municipal Securities Tender Option Bond (TOB) Trusts
At June 30, 2020 and December 31, 2019, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At June 30, 2020 and December 31, 2019, liquidity agreements provided with respect to customer TOB trusts totaled $2.3 billion and $3.5 billion, respectively, of which $1.4 billion and $1.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $5 billion and $7 billion as of June 30, 2020 and December 31, 2019, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest rate contracts
Swaps	$346,007	$318,089	$17,622,599	$17,063,272
Futures and forwards	—	—	4,449,386	3,636,658
Written options	—	—	1,674,348	2,114,511
Purchased options	—	—	1,493,884	1,857,770
Total interest rate contracts	$346,007	$318,089	$25,240,217	$24,672,211
Foreign exchange contracts
Swaps	$66,733	$63,104	$6,150,239	$6,063,853
Futures, forwards and spot	38,997	38,275	4,241,268	3,979,188
Written options	1,428	80	972,083	908,061
Purchased options	1,487	80	985,024	959,149
Total foreign exchange contracts	$108,645	$101,539	$12,348,614	$11,910,251
Equity contracts
Swaps	$—	$—	$201,655	$197,893
Futures and forwards	—	—	76,743	66,705
Written options	—	—	449,807	560,571
Purchased options	—	—	332,262	422,393
Total equity contracts	$—	$—	$1,060,467	$1,247,562
Commodity and other contracts
Swaps	$—	$—	$77,244	$69,445
Futures and forwards	494	1,195	153,421	137,192
Written options	—	—	97,406	91,587
Purchased options	—	—	94,501	86,631
Total commodity and other contracts	$494	$1,195	$422,572	$384,855
Credit derivatives(1)
Protection sold	$—	$—	$574,692	$603,387
Protection purchased	—	—	644,213	703,926
Total credit derivatives	$—	$—	$1,218,905	$1,307,313
Total derivative notionals	$455,146	$420,823	$40,290,775	$39,522,192

(1)Credit derivatives are arrangements designed to allow one party (protection purchaser) to transfer the credit risk of a “reference asset” to another party (protection seller). These arrangements allow a protection seller to assume the credit risk associated with the reference asset without directly purchasing that asset. The Company enters into credit derivative positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk.

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of June 30, 2020 and December 31, 2019. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $290 billion and $180 billion as of June 30, 2020 and December 31, 2019, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at June 30, 2020	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,735	$269
Cleared	—	280
Interest rate contracts	$1,735	$549
Over-the-counter	$1,893	$1,247
Cleared	—	45
Foreign exchange contracts	$1,893	$1,292
Total derivatives instruments designated as ASC 815 hedges	$3,628	$1,841
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$243,492	$222,515
Cleared	14,255	11,804
Exchange traded	88	1,092
Interest rate contracts	$257,835	$235,411
Over-the-counter	$114,988	$120,283
Cleared	645	768
Exchange traded	3	2
Foreign exchange contracts	$115,636	$121,053
Over-the-counter	$17,699	$26,019
Cleared	41	10
Exchange traded	21,666	22,360
Equity contracts	$39,406	$48,389
Over-the-counter	$15,652	$20,305
Exchange traded	1,108	1,259
Commodity and other contracts	$16,760	$21,564
Over-the-counter	$10,403	$10,099
Cleared	1,279	1,622
Credit derivatives	$11,682	$11,721
Total derivatives instruments not designated as ASC 815 hedges	$441,319	$438,138
Total derivatives	$444,947	$439,979
Cash collateral paid/received(3)	$26,598	$14,295
Less: Netting agreements(4)	(340,172)	(340,172)
Less: Netting cash collateral received/paid(5)	(58,778)	(53,704)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$72,595	$60,398
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(894)	$(302)
Less: Non-cash collateral received/paid	(8,010)	(14,522)
Total net receivables/payables(6)	$63,691	$45,574

(1)The derivatives fair values are also presented in Note 20 to the Consolidated Financial Statements.
(2)Over-the-counter (OTC) derivatives are derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with a counterparty in the OTC market, but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange-traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.
(3)Reflects the net amount of the $80,302 million and $73,074 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $53,704 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $58,778 million was used to offset trading derivative assets.
(4)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $317 billion, $2 billion and $21 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(5)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(6)The net receivables/payables include approximately $6 billion of derivative asset and $8 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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
(1)The derivatives fair values are also presented in Note 20 to the Consolidated Financial Statements.
(2)Over-the-counter (OTC) derivatives are derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with a counterparty in the OTC market, but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange-traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.
(3)Reflects the net amount of the $56,845 million and $58,744 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $38,919 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $44,353 million was used to offset trading derivative assets.
(4)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $262 billion, $6 billion and $7 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(5)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(6)The net receivables/payables include approximately $7 billion of derivative asset and $6 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

For the three and six months ended June 30, 2020 and 2019, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 to the Consolidated Financial Statements for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Interest rate contracts	$19	$35	$174	$62
Foreign exchange	(61)	71	(37)	13
Total	$(42)	$106	$137	$75

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
Citigroup has executed a last-of-layer hedge, which permits an entity to hedge the interest rate risk of a stated portion of a closed portfolio of prepayable financial assets that are expected to remain outstanding for the designated tenor of the hedge. In accordance with ASC 815, an entity may exclude prepayment risk when measuring the change in fair value of the hedged item attributable to interest rate risk under the last-of-layer approach. Similar to other fair value hedges, where the hedged item is an asset, the fair value of the hedged item attributable to interest rate risk will be presented in Interest revenue along with the change in the fair value of the hedging instrument.

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$239	$—	$1,853	$—	$7,086	$—	$2,816
Foreign exchange hedges	434	—	(180)	—	(1,477)	—	(12)	—
Commodity hedges	(381)	—	(172)	—	(91)	—	(102)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$53	$239	$(352)	$1,853	$(1,568)	$7,086	$(114)	$2,816
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$(313)	$—	$(1,783)	$—	$(7,128)	$—	$(2,662)
Foreign exchange hedges	(434)	—	180	—	1,477	—	12	—
Commodity hedges	381	—	172	—	91	—	102	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(53)	$(313)	$352	$(1,783)	$1,568	$(7,128)	$114	$(2,662)
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(18)	$—	$(4)	$—	$(23)	$—	$(4)
Foreign exchange hedges(2)	17	—	(118)	—	(41)	—	(121)	—
Commodity hedges	15	—	5	—	(10)	—	23	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$32	$(18)	$(113)	$(4)	$(51)	$(23)	$(98)	$(4)

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.
(2)Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis that was included in AOCI was $16 million and $49 million for the three and six months ended June 30, 2020 and $59 million and $83 million for the three and six months ended June 30, 2019, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative hedge basis adjustment becomes part of the carrying value of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at June 30, 2020 and December 31, 2019, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities, that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of June 30, 2020
Debt securities AFS(1)(3)	$107,047	$(75)	$526
Long-term debt	173,038	8,789	4,049
As of December 31, 2019
Debt securities AFS(2)(3)	$94,659	$(114)	$743
Long-term debt	157,387	2,334	3,445

(1)These amounts include a cumulative basis adjustment of $17 million for active hedges and $119 million for de-designated hedges as of June 30, 2020 related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $1,905 million as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $16 billion as of June 30, 2020) in a last-of-layer hedging relationship.
(2)These amounts include a cumulative basis adjustment of $(8) million for active hedges and $157 million for de-designated hedges as of December 31, 2019 related to certain prepayable financial assets designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $605 million as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $20 billion as of December 31, 2019) in a last-of-layer hedging relationship.
(3)Carrying amount represents the amortized cost.

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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2020 is approximately $1.1 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
In millions of dollars	2020		2019		2020		2019
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$294		$545		$2,791		$799
Foreign exchange contracts	(5)		(1)		(16)		(9)
Total gain (loss) recognized in AOCI	$289		$544		$2,775		$790
Amount of gain (loss) reclassified from AOCI to earnings(1)	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Interest rate contracts	$—	$200	$—	$(134)	$—	$203	$—	$(264)
Foreign exchange contracts	(1)	—	(2)	—	(2)	—	(4)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$200	$(2)	$(134)	$(2)	$203	$(4)	$(264)
Net pretax change in cash flow hedges included within AOCI		$90		$680		$2,574		$1,058
(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue in the Consolidated Statement of Income.

Net Investment Hedges
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, was $(741) million and $1,419 million for the three and six months ended June 30, 2020 and $(134) million and $(298) million for the three and six months ended June 30, 2019, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at June 30, 2020	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$3,701	$3,874	$141,649	$149,162
Broker-dealers	2,375	1,793	52,044	50,646
Non-financial	99	103	4,207	2,375
Insurance and other financial institutions	5,507	5,951	446,313	372,509
Total by industry of counterparty	$11,682	$11,721	$644,213	$574,692
By instrument
Credit default swaps and options	$11,005	$10,606	$632,273	$570,417
Total return swaps and other	677	1,115	11,940	4,275
Total by instrument	$11,682	$11,721	$644,213	$574,692
By rating of reference entity
Investment grade	$4,192	$3,810	$489,167	$441,085
Non-investment grade	7,490	7,911	155,046	133,607
Total by rating of reference entity	$11,682	$11,721	$644,213	$574,692
By maturity
Within 1 year	$1,517	$1,898	$170,140	$153,138
From 1 to 5 years	6,379	6,371	416,656	375,894
After 5 years	3,786	3,452	57,417	45,660
Total by maturity	$11,682	$11,721	$644,213	$574,692

(1)The fair value amount receivable is composed of $7,511 million under protection purchased and $4,171 million under protection sold.
(2)The fair value amount payable is composed of $5,181 million under protection purchased and $6,540 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2019	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$4,017	$4,102	$172,461	$169,546
Broker-dealers	1,724	1,528	54,843	53,846
Non-financial	92	76	2,601	1,968
Insurance and other financial institutions	4,576	5,032	474,021	378,027
Total by industry of counterparty	$10,409	$10,738	$703,926	$603,387
By instrument
Credit default swaps and options	$9,759	$9,791	$685,643	$593,850
Total return swaps and other	650	947	18,283	9,537
Total by instrument	$10,409	$10,738	$703,926	$603,387
By rating of reference entity
Investment grade	$4,579	$4,578	$560,806	$470,778
Non-investment grade	5,830	6,160	143,120	132,609
Total by rating of reference entity	$10,409	$10,738	$703,926	$603,387
By maturity
Within 1 year	$1,806	$2,181	$231,135	$176,188
From 1 to 5 years	7,275	7,265	414,237	379,915
After 5 years	1,328	1,292	58,554	47,284
Total by maturity	$10,409	$10,738	$703,926	$603,387

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at both June 30, 2020 and December 31, 2019 was $29 billion and $30 billion, respectively. The Company posted $25 billion and $28 billion as collateral for this exposure in the normal course of business as of June 30, 2020 and December 31, 2019, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of June 30, 2020, the Company could be required to post an additional $0.8 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.2 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $2.8 billion and $5.8 billion as of June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020, the fair value of these previously derecognized assets was $2.8 billion. The fair value of the total return swaps as of June 30, 2020 was $90 million recorded as gross derivative assets and $16 million recorded as gross derivative liabilities. At December 31, 2019, the fair value of these previously derecognized assets was $5.9 billion, and the fair value of the total return swaps was $117 million recorded as gross derivative assets and $43 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at June 30, 2020 and December 31, 2019:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2020	December 31, 2019
Counterparty CVA	$(1,243)	$(705)
Asset FVA	(839)	(530)
Citigroup (own-credit) CVA	557	341
Liability FVA	195	72
Total CVA—derivative instruments	$(1,330)	$(822)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Counterparty CVA	$45	$28	$(238)	$102
Asset FVA	632	(39)	(421)	(19)
Own-credit CVA	(271)	(13)	262	(105)
Liability FVA	(214)	18	123	(30)
Total CVA—derivative instruments	$192	$(6)	$(274)	$(52)
DVA related to own FVO liabilities(1)	$(2,935)	$3	$1,253	$(722)
Total CVA and DVA	$(2,743)	$(3)	$979	$(774)

(1) See Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.

Fair Value Hierarchy
ASC 820-10 specifies a hierarchy of inputs based on whether the inputs are observable or unobservable. Observable inputs are developed using market data and reflect market participant assumptions, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•Level 1: Quoted prices for identical instruments in active markets.
•Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As required under the fair value hierarchy, the Company considers relevant and observable market inputs in its valuations where possible. The frequency of transactions, the size of the bid-ask spread and the amount of adjustment necessary when comparing similar transactions are all factors in determining the relevance of observed prices in those markets.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at June 30, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$301,298	$326	$301,624	$(127,066)	$174,558
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1	39,805	96	39,902	—	39,902
Residential	7	470	433	910	—	910
Commercial	—	1,248	217	1,465	—	1,465
Total trading mortgage-backed securities	$8	$41,523	$746	$42,277	$—	$42,277
U.S. Treasury and federal agency securities	$79,893	$2,442	$—	$82,335	$—	$82,335
State and municipal	—	1,224	117	1,341	—	1,341
Foreign government	66,305	17,001	26	83,332	—	83,332
Corporate	1,362	18,096	399	19,857	—	19,857
Equity securities	35,235	10,106	92	45,433	—	45,433
Asset-backed securities	3	711	1,785	2,499	—	2,499
Other trading assets(2)	375	11,471	797	12,643	—	12,643
Total trading non-derivative assets	$183,181	$102,574	$3,962	$289,717	$—	$289,717
Trading derivatives
Interest rate contracts	$97	$255,703	$3,770	$259,570
Foreign exchange contracts	1	116,984	544	117,529
Equity contracts	105	38,709	592	39,406
Commodity contracts	—	15,774	986	16,760
Credit derivatives	—	10,147	1,535	11,682
Total trading derivatives	$203	$437,317	$7,427	$444,947
Cash collateral paid(3)				$26,598
Netting agreements					$(340,172)
Netting of cash collateral received					(58,778)
Total trading derivatives	$203	$437,317	$7,427	$471,545	$(398,950)	$72,595
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$45,322	$30	$45,352	$—	$45,352
Residential	—	695	—	695	—	695
Commercial	—	65	—	65	—	65
Total investment mortgage-backed securities	$—	$46,082	$30	$46,112	$—	$46,112
U.S. Treasury and federal agency securities	$154,057	$—	$—	$154,057	$—	$154,057
State and municipal	—	4,196	825	5,021	—	5,021
Foreign government	70,654	50,090	196	120,940	—	120,940
Corporate	6,693	4,425	106	11,224	—	11,224
Marketable equity securities	273	319	1	593	—	593
Asset-backed securities	—	281	6	287	—	287
Other debt securities	—	4,615	—	4,615	—	4,615
Non-marketable equity securities(4)	—	14	332	346	—	346
Total investments	$231,677	$110,022	$1,496	$343,195	$—	$343,195

Table continues on the next page.

In millions of dollars at June 30, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$4,821	$978	$5,799	$—	$5,799
Mortgage servicing rights	—	—	345	345	—	345
Non-trading derivatives and other financial assets measured on a recurring basis	$4,817	$7,917	$—	$12,734	$—	$12,734
Total assets	$419,878	$963,949	$14,534	$1,424,959	$(526,016)	$898,943
Total as a percentage of gross assets(5)	30.0%	68.9%	1.0%
Liabilities
Interest-bearing deposits	$—	$2,235	$237	$2,472	$—	$2,472
Securities loaned and sold under agreements to repurchase	—	144,802	625	145,427	(85,982)	59,445
Trading account liabilities
Securities sold, not yet purchased	75,265	13,458	104	88,827	—	88,827
Other trading liabilities	—	40	—	40	—	40
Total trading liabilities	$75,265	$13,498	$104	$88,867	$—	$88,867
Trading derivatives
Interest rate contracts	$60	$234,098	$1,802	$235,960
Foreign exchange contracts	1	121,774	570	122,345
Equity contracts	98	45,464	2,827	48,389
Commodity contracts	—	20,300	1,264	21,564
Credit derivatives	—	10,588	1,133	11,721
Total trading derivatives	$159	$432,225	$7,596	$439,979
Cash collateral received(6)				$14,295
Netting agreements					$(340,172)
Netting of cash collateral paid					(53,704)
Total trading derivatives	$159	$432,225	$7,596	$454,274	$(393,876)	$60,398
Short-term borrowings	$—	$6,518	$128	$6,646	$—	$6,646
Long-term debt	—	40,338	21,633	61,971	—	61,971
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$5,569	$220	$—	$5,789	$—	$5,789
Total liabilities	$80,993	$639,836	$30,323	$765,446	$(479,858)	$285,588
Total as a percentage of gross liabilities(5)	10.8%	85.2%	4.0%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Includes positions related to investments in unallocated precious metals, as discussed in Note 21 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.
(3)Reflects the net amount of $80,302 million of gross cash collateral paid, of which $53,704 million was used to offset trading derivative liabilities.
(4)Amounts exclude $0.1 billion of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(5)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.
(6)Reflects the net amount of $73,073 million of gross cash collateral received, of which $58,778 million was used to offset trading derivative assets.

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

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Includes positions related to investments in unallocated precious metals, as discussed in Note 21 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.
(3)Reflects the net amount of $56,845 million of gross cash collateral paid, of which $38,919 million was used to offset trading derivative liabilities.
(4)Amounts exclude $0.2 billion of investments measured at NAV in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(5)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.
(6)Reflects the net amount of $58,744 million of gross cash collateral received, of which $44,353 million was used to offset trading derivative assets.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2020 and 2019. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains/losses incl. in		Transfers							Unrealized gains/ losses still held(3)
In millions of dollars	Mar. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2020
Assets
Securities borrowed and purchased under agreements to resell	$300	$34	$—	$—	$—	$42	$—	$—	$(50)	$326	$36
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	85	1	—	4	(6)	67	—	(55)	—	96	4
Residential	304	14	—	144	(39)	96	—	(86)	—	433	7
Commercial	44	4	—	140	(14)	62	—	(19)	—	217	11
Total trading mortgage-backed securities	$433	$19	$—	$288	$(59)	$225	$—	$(160)	$—	$746	$22
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	92	—	—	5	(1)	41	—	(20)	—	117	—
Foreign government	39	57	—	2	(2)	18	—	(88)	—	26	54
Corporate	412	(12)	—	64	(78)	204	—	(185)	(6)	399	(71)
Marketable equity securities	143	9	—	10	—	174	—	(244)	—	92	(3)
Asset-backed securities	1,561	67	—	257	(56)	272	—	(316)	—	1,785	46
Other trading assets	639	27	—	153	(15)	126	6	(134)	(5)	797	1
Total trading non-derivative assets	$3,319	$167	$—	$779	$(211)	$1,060	$6	$(1,147)	$(11)	$3,962	$49
Trading derivatives, net(4)
Interest rate contracts	$1,755	$24	$—	$231	$20	$1	$—	$—	$(63)	$1,968	$7
Foreign exchange contracts	2	(37)	—	(8)	2	5	—	(5)	15	(26)	(47)
Equity contracts	(1,836)	(354)	—	(104)	12	21	—	(5)	31	(2,235)	(349)
Commodity contracts	(542)	253	—	(1)	(14)	20	—	(10)	16	(278)	241
Credit derivatives	816	(367)	—	17	(72)	—	—	—	8	402	(367)
Total trading derivatives, net(4)	$195	$(481)	$—	$135	$(52)	$47	$—	$(20)	$7	$(169)	$(515)
Table continues on the next page.

		Net realized/unrealized gains/losses incl. in		Transfers							Unrealized gains/losses still held(3)
In millions of dollars	Mar. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2020
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$47	$—	$(19)	$1	$—	$1	$—	$—	$—	$30	$(36)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$47	$—	$(19)	$1	$—	$1	$—	$—	$—	$30	$(36)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	687	—	24	172	(131)	95	—	(22)	—	825	21
Foreign government	225	—	7	—	(64)	61	—	(33)	—	196	6
Corporate	238	—	10	—	(152)	10	—	—	—	106	—
Marketable equity securities	—	—	—	1	—	—	—	—	—	1	—
Asset-backed securities	16	—	(2)	—	—	—	—	(8)	—	6	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	354	—	21	—	—	2	—	—	(45)	332	25
Total investments	$1,567	$—	$41	$174	$(347)	$169	$—	$(63)	$(45)	$1,496	$16
Loans	$537	$—	$447	$—	$(5)	$—	$—	$—	$(1)	$978	$355
Mortgage servicing rights	367	—	(26)	—	—	—	24	—	(20)	345	(14)
Other financial assets measured on a recurring basis	—	—	14	—	—	—	(6)	(4)	(4)	—	2
Liabilities
Interest-bearing deposits	$491	$—	$(5)	$—	$(151)	$—	$30	$—	$(138)	$237	$(27)
Securities loaned and sold under agreements to repurchase	730	—	—	—	—	—	—	—	(105)	625	—
Trading account liabilities
Securities sold, not yet purchased	200	(28)	—	43	(8)	—	—	—	(159)	104	24
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	52	9	—	75	(6)	—	23	—	(7)	128	16
Long-term debt	19,269	(2,271)	—	1,438	(1,292)	—	1,469	—	(1,522)	21,633	(1,303)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—

(1)Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.
(2)Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2020.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2020
Assets
Securities borrowed or purchased under agreements to resell	$303	$14	$—	$—	$—	$108	$—	$—	$(99)	$326	$39
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	10	(74)	—	16	(9)	208	—	(55)	—	96	5
Residential	123	6	—	204	(43)	274	—	(131)	—	433	—
Commercial	61	4	—	143	(17)	89	—	(63)	—	217	(10)
Total trading mortgage-backed securities	$194	$(64)	$—	$363	$(69)	$571	$—	$(249)	$—	$746	$(5)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	64	2	—	15	(3)	62	—	(23)	—	117	1
Foreign government	52	(28)	—	2	(2)	104	—	(102)	—	26	52
Corporate	313	290	—	86	(70)	419	—	(633)	(6)	399	(87)
Equity securities	100	9	—	38	(3)	206	—	(258)	—	92	(19)
Asset-backed securities	1,177	(102)	—	496	(60)	740	—	(466)	—	1,785	(222)
Other trading assets	555	220	—	181	(152)	231	14	(237)	(15)	797	(23)
Total trading non-derivative assets	$2,455	$327	$—	$1,181	$(359)	$2,333	$14	$(1,968)	$(21)	$3,962	$(303)
Trading derivatives, net(4)
Interest rate contracts	$1	$375	$—	$1,614	$(2)	$2	$56	$13	$(91)	$1,968	$387
Foreign exchange contracts	(5)	(52)	—	(33)	11	49	—	(13)	17	(26)	104
Equity contracts	(1,596)	(564)	—	(391)	236	24	—	(6)	62	(2,235)	(663)
Commodity contracts	(59)	(206)	—	37	(70)	66	—	(44)	(2)	(278)	(211)
Credit derivatives	(56)	579	—	171	(358)	—	—	—	66	402	372
Total trading derivatives, net(4)	$(1,715)	$132	$—	$1,398	$(183)	$141	$56	$(50)	$52	$(169)	$(11)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(5)	$1	$1	$1	$—	$—	$—	$30	$(23)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$(5)	$1	$1	$1	$—	$—	$—	$30	$(23)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	623	—	(7)	310	(131)	95	—	(65)	—	825	25
Foreign government	96	—	5	27	(64)	208	—	(76)	—	196	(9)
Corporate	45	—	2	49	(152)	162	—	—	—	106	—
Equity securities	—	—	—	1	—	—	—	—	—	1	—
Asset-backed securities	22	—	3	—	—	—	—	(19)	—	6	34
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	441	—	(53)	—	—	2	—	(3)	(55)	332	22
Total investments	$1,259	$—	$(55)	$388	$(346)	$468	$—	$(163)	$(55)	$1,496	$49

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2020
Loans	$402	$—	$368	$217	$(6)	$—	$—	$—	$(3)	$978	$509
Mortgage servicing rights	495	—	(169)	—	—	—	56	—	(37)	345	(147)
Other financial assets measured on a recurring basis	1	—	14	—	—	—	(6)	(5)	(4)	—	16
Liabilities
Interest-bearing deposits	$215	$—	$(11)	$278	$(151)	$—	$30	$—	$(146)	$237	$(6)
Securities loaned or sold under agreements to repurchase	757	27	—	—	—	—	—	—	(105)	625	(33)
Trading account liabilities
Securities sold, not yet purchased	48	(129)	—	117	(18)	—	9	—	(181)	104	(7)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	13	19	—	86	(6)	—	61	—	(7)	128	21
Long-term debt	17,169	(320)	—	4,623	(2,783)	—	4,809	—	(2,505)	21,633	(6,945)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	2	—	(2)	—	—
(1)Changes in fair value of available-for-sale investments are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.
(2)Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2020.
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2019
Assets
Securities borrowed and purchased under agreements to resell	$66	$5	$—	$2	$—	$49	$—	$—	$—	$122	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	154	6	—	1	(2)	42	(1)	(13)	—	187	4
Residential	128	10	—	17	(9)	61	—	(76)	—	131	15
Commercial	69	2	—	3	(34)	38	—	(25)	—	53	(6)
Total trading mortgage-backed securities	$351	$18	$—	$21	$(45)	$141	$(1)	$(114)	$—	$371	$13
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	178	—	—	—	—	—	—	(1)	—	177	—
Foreign government	39	2	—	—	—	—	—	(21)	—	20	1
Corporate	378	255	—	41	(5)	109	—	(322)	(2)	454	55
Marketable equity securities	127	13	—	(2)	—	48	—	(63)	—	123	(28)
Asset-backed securities	1,429	20	—	6	(15)	242	—	(271)	—	1,411	10
Other trading assets	1,042	45	—	2	(135)	97	6	(312)	(5)	740	6
Total trading non-derivative assets	$3,544	$353	$—	$68	$(200)	$637	$5	$(1,104)	$(7)	$3,296	$57
Trading derivatives, net(4)
Interest rate contracts	$(116)	$(68)	$—	$(59)	$137	$(21)	$19	$8	$(9)	$(109)	$(101)
Foreign exchange contracts	46	(109)	—	15	9	—	—	(2)	(56)	(97)	(124)
Equity contracts	(1,345)	183	—	(38)	100	2	(88)	(2)	(6)	(1,194)	193
Commodity contracts	304	(243)	—	9	(4)	66	—	(12)	27	147	(135)
Credit derivatives	34	59	—	(1)	(38)	—	—	14	18	86	10
Total trading derivatives, net(4)	$(1,077)	$(178)	$—	$(74)	$204	$47	$(69)	$6	$(26)	$(1,167)	$(157)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$(1)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$(1)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	910	—	42	11	—	236	—	(173)	—	1,026	48
Foreign government	71	—	5	—	—	17	—	(16)	—	77	1
Corporate	60	—	—	—	—	—	—	(4)	—	56	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	806	—	10	1	(585)	—	—	(173)	—	59	9
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	505	—	(2)	6	—	3	—	(64)	—	448	(12)
Total investments	$2,384	$—	$54	$18	$(585)	$256	$—	$(430)	$—	$1,697	$45

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2019
Loans	$373	$—	$63	$3	$—	$5	$—	$(25)	$—	$419	$174
Mortgage servicing rights	551	—	(37)	—	—	—	16	—	(22)	508	(34)
Other financial assets measured on a recurring basis	—	—	9	—	4	—	(3)	(4)	(6)	—	—
Liabilities
Interest-bearing deposits	$1,047	$—	$(39)	$2	$(18)	$—	$129	$—	$(17)	$1,182	$(211)
Securities loaned and sold under agreements to repurchase	1,041	(42)	—	2	—	—	—	—	—	1,085	(13)
Trading account liabilities
Securities sold, not yet purchased	15	(6)	—	15	(6)	—	—	—	(2)	28	(1)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	170	2	—	—	(25)	—	12	—	(1)	154	(2)
Long-term debt	13,734	(819)	—	747	(1,360)	20	900	(1)	79	14,938	(1,023)
Other financial liabilities measured on a recurring basis	—	—	4	5	—	—	—	—	—	1	—

(1)Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.
(2)Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2019.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains/losses incl. in		Transfers							Unrealized gains/ losses still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2019
Assets
Securities borrowed and purchased under agreements to resell	$115	$1	$—	$5	$(4)	$94	$—	$—	$(89)	$122	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	156	6	—	1	(27)	90	(1)	(38)	—	187	7
Residential	268	11	—	22	(40)	130	—	(260)	—	131	15
Commercial	77	4	—	5	(35)	62	—	(60)	—	53	(5)
Total trading mortgage-backed securities	$501	$21	$—	$28	$(102)	$282	$(1)	$(358)	$—	$371	$17
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—
State and municipal	200	(1)	—	—	(19)	1	—	(4)	—	177	—
Foreign government	31	1	—	9	—	3	—	(24)	—	20	1
Corporate	360	345	—	62	(31)	178	(33)	(425)	(2)	454	34
Marketable equity securities	153	3	—	(1)	(11)	57	—	(78)	—	123	(25)
Asset-backed securities	1,484	(6)	—	13	(47)	463	—	(496)	—	1,411	57
Other trading assets	818	50	—	15	(167)	437	10	(414)	(9)	740	(15)
Total trading non-derivative assets	$3,548	$413	$—	$126	$(377)	$1,421	$(24)	$(1,799)	$(12)	$3,296	$69
Trading derivatives, net(4)
Interest rate contracts	$(154)	$(119)	$—	$(74)	$164	$(15)	$31	$8	$50	$(109)	$(85)
Foreign exchange contracts	(6)	(49)	—	—	24	3	—	(6)	(63)	(97)	(165)
Equity contracts	(784)	(111)	—	(192)	109	1	(147)	—	(70)	(1,194)	(338)
Commodity contracts	(18)	37	—	6	6	120	—	(46)	42	147	153
Credit derivatives	61	(260)	—	(19)	194	—	—	14	96	86	(335)
Total trading derivatives, net(4)	$(901)	$(502)	$—	$(279)	$497	$109	$(116)	$(30)	$55	$(1,167)	$(770)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$(3)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$(3)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	708	—	94	14	—	421	—	(211)	—	1,026	84
Foreign government	68	—	1	—	—	56	—	(48)	—	77	1
Corporate	156	—	—	—	(94)	—	—	(6)	—	56	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	187	—	8	95	(585)	550	—	(196)	—	59	9
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	586	—	20	6	—	7	—	(150)	(21)	448	(15)
Total investments	$1,737	$—	$122	$115	$(679)	$1,034	$—	$(611)	$(21)	$1,697	$76
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2019
Loans	$277	$—	$108	$128	$(70)	$11	$—	$(35)	$—	$419	$294
Mortgage servicing rights	584	—	(64)	—	—	—	28	—	(40)	508	(60)
Other financial assets measured on a recurring basis	—	—	25	—	4	—	(5)	(8)	(16)	—	—
Liabilities
Interest-bearing deposits	$495	$—	$(49)	$3	$(22)	$—	$803	$—	$(146)	$1,182	$(182)
Securities loaned and sold under agreements to repurchase	983	(38)	—	1	4	—	—	1	58	1,085	(24)
Trading account liabilities
Securities sold, not yet purchased	586	118	—	16	(447)	—	—	—	(9)	28	—
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	37	25	—	9	(31)	—	165	—	(1)	154	(2)
Long-term debt	12,570	(1,226)	—	1,624	(2,961)	20	6,850	(4)	(4,387)	14,938	(769)
Other financial liabilities measured on a recurring basis	—	—	4	5	—	—	—	—	—	1	—

(1)Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.
(2)Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2019.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2019 to June 30, 2020:

•During the six months ended June 30, 2020, transfers of Interest rate contracts of $1.6 billion from Level 2 to Level 3 were due to interest rate option volatility becoming an unobservable and/or significant input relative to the overall valuation of the related interest rate derivatives.
•During the three and six months ended June 30, 2020, $1.4 billion and $4.6 billion of Long-term debt containing embedded derivatives was transferred from Level 2 to Level 3, as a result of interest rate option volatility, equity correlation and credit derivative inputs becoming unobservable and/or significant relative to the overall valuation of certain structured long-term debt products. In other instances, market changes resulted in unobservable volatility inputs becoming insignificant to the overall valuation of the instrument (e.g., when an option becomes deep-in or deep-out of the money). This has resulted in $1.3 billion and $2.8 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three and six months ended June 30, 2020, respectively.

The following were the significant Level 3 transfers for the period December 31, 2018 to June 30, 2019:

•During the three and six months ended June 30, 2019, transfers of Long-term debt of $0.7 billion and $1.6 billion from Level 2 to Level 3, and of $1.4 billion and $3.0 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

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

As of June 30, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$326	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.13%	1.66%	0.42%
Mortgage-backed securities	$473	Price-based	Price	$25.35	$119.20	$87.92
	280	Yield analysis	Yield	1.72%	18.44%	8.29%
State and municipal, foreign government, corporate and other debt securities	$1,346	Price-based	Price	$—	$120.46	$83.83
	923	Model-based	Credit spread	35 bps	349 bps	222 bps
Marketable equity securities(5)	$60	Price-based	Price	$0.14	$23,250	$1,367
	32	Model-based	Recovery (in millions)	$5,450	$5,450	$5,450
			WAL	0.99 years	0.99 years	0.99 years
Asset-backed securities	$1,273	Price-based	Price	$1.87	$100.00	$59.54
	518	Yield analysis	Yield	2.94%	16.68%	8.27%
Non-marketable equities	$188	Comparables analysis	Price	$12.36	$1,871	$1,039
	74	Price-based	Illiquidity discount	$10.00	$45.00	$24.93
	68	Model-based	Revenue multiple	1.00x	10.00x	4.00x
			PE ratio	10.00x	26.00x	17.00x
			Appraised value (in thousands)	$865	$27,608	$17,324
			Discount to price	—%	—%	—%
			Price to book ratio	0.60x	1.60x	0.93x
Derivatives—gross(6)
Interest rate contracts (gross)	$5,408	Model-based	Inflation volatility	0.25%	2.83%	0.78%
			IR normal volatility	0.16%	0.84%	0.57%
Foreign exchange contracts (gross)	$1,115	Model-based	FX volatility	0.30%	15.28%	6.71%
			Credit spread	60 bps	699 bps	455 bps
			FX rate	$4.87	$86.03	$43.49
			IR normal volatility	0.16%	0.84%	0.61%
			IR-FX correlation	40.00%	60.00%	50.00%
			IR-IR correlation	(21.71)%	40.00%	35.11%
			Interest rate	0.75%	71.38%	13.15%
Equity contracts (gross)(7)	$3,402	Model-based	Equity volatility	3.85%	72.24%	33.69%
			Forward price	63.19%	106.16%	91.95%

As of June 30, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Commodity and other contracts (gross)	$2,250	Model-based	Forward price	36.19%	356.52%	99.68%
			Commodity volatility	(4.19)%	98.96%	8.33%
			Commodity correlation	(40.72)%	90.33%	65.73%
Credit derivatives (gross)	$2,185	Model-based	Credit spread	13 bps	608 bps	117 bps
	483	Price-based	Credit correlation	20.00%	85.00%	40.17%
			Recovery rate	10.00%	65.00%	38.87%
			Upfront points	2.50%	100.00%	53.93%
Loans and leases	$917	Model-based	Equity volatility	23.67%	84.79%	64.08%
			Credit spread	47 bps	47 bps	47 bps
Mortgage servicing rights	$274	Cash flow	Yield	—%	14.28%	2.85%
	71	Model-based	WAL	2.89 years	5.26 years	4.00 years
Liabilities
Interest-bearing deposits	$237	Model-based	IR normal volatility	0.20%	0.84%	0.59%
			Forward price	96.40%	103.26%	99.76%
Securities loaned and sold under agreement to repurchase	$625	Model-based	Interest rate	0.13%	1.66%	0.78%
Trading account liabilities
Securities sold, not yet purchased	$59	Price-based	Price	$0.14	$865.86	$85.74
	45	Model-based	IR Lognormal volatility	52.16%	107.54%	86.92%
			Interest rate	9.57%	27.68%	11.98%
Short-term borrowings and long-term debt	$21,761	Model-based	IR normal volatility	0.16%	0.84%	0.56%
			Forward price	36.19%	356.52%	93.95%

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$303	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	1.59%	3.67%	2.72%
Mortgage-backed securities	$196	Price-based	Price	$36	$505	$97
	22	Model-based
State and municipal, foreign government, corporate and other debt securities	$880	Model-based	Price	$—	$1,238	$90
	677	Price-based	Credit spread	35 bps	295 bps	209 bps
Marketable equity securities(5)	$70	Price-based	Price	$—	$38,500	$2,979
	30	Model-based	WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,450	$5,450	$5,450
Asset-backed securities	$812	Price-based	Price	$4	$103	$60
	368	Yield analysis	Yield	0.61%	23.38%	8.88%
Non-marketable equities	$316	Comparables analysis	EBITDA multiples	7.00x	17.95x	10.34x
	97	Price-based	Appraised value (in thousands)	$397	$33,246	$8,446

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Price	$3	$2,019	$1,020
			PE ratio	14.70x	28.70x	20.54x
			Price to book ratio	1.50x	3.00x	1.88x
			Discount to price	—%	10.00%	2.32%
Derivatives—gross(6)
Interest rate contracts (gross)	$2,196	Model-based	Inflation volatility	0.21%	2.74%	0.79%
			Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.09%	0.66%	0.53%
Foreign exchange contracts (gross)	$1,099	Model-based	FX volatility	1.27%	12.16%	9.17%
			IR normal volatility	0.27%	0.66%	0.58%
			FX rate	37.39%	586.84%	80.64%
			Interest rate	2.72%	56.14%	13.11%
			IR-IR correlation	(51.00)%	40.00%	32.00%
			IR-FX correlation	40.00%	60.00%	50.00%
Equity contracts (gross)(7)	$2,076	Model-based	Equity volatility	3.16%	52.80%	28.43%
			Forward price	62.60%	112.69%	98.46%
			WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,450	$5,450	$5,450
Commodity and other contracts (gross)	$1,487	Model-based	Forward price	37.62%	362.57%	119.32%
			Commodity volatility	5.25%	93.63%	23.55%
			Commodity correlation	(39.65)%	87.81%	41.80%
Credit derivatives (gross)	$613	Model-based	Credit spread	8 bps	283 bps	80 bps
	341	Price-based	Upfront points	2.59%	99.94%	59.41%
			Price	$12	$100	$87
			Credit correlation	25.00%	87.00%	48.57%
			Recovery rate	20.00%	65.00%	48.00%
Loans and leases	$378	Model-based	Credit spread	9 bps	52 bps	48 bps
			Equity volatility	32.00%	32.00%	32.00%
Mortgage servicing rights	$418	Cash flow	Yield	1.78%	12.00%	9.49%
	77	Model-based	WAL	4.07 years	8.13 years	6.61 years
Liabilities
Interest-bearing deposits	$215	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	97.59%	111.06%	102.96%
Securities loaned and sold under agreements to repurchase	$757	Model-based	Interest rate	1.59%	2.38%	1.95%
Trading account liabilities
Securities sold, not yet purchased	$46	Price-based	Price	$—	$866	$96
Short-term borrowings and long-term debt	$17,182	Model-based	Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.09%	0.66%	0.46%
			Forward price	37.62%	362.57%	97.52%

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Equity-IR Correlation	15.00%	44.00%	32.66%
(1)The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.
(2)Some inputs are shown as zero due to rounding.
(3)When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.
(4)Weighted averages are calculated based on the fair values of the instruments.
(5)For equity securities, the price inputs are expressed on an absolute basis, not as a percentage of the notional amount.
(6)Both trading and non-trading account derivatives—assets and liabilities—are presented on a gross absolute value basis.
(7)Includes hybrid products.

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2020
Loans HFS(1)	$4,680	$493	$4,187
Other real estate owned	15	8	7
Loans(2)	990	556	434
Non-marketable equity securities measured using the measurement alternative	336	336	—
Total assets at fair value on a nonrecurring basis	$6,021	$1,393	$4,628

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2019
Loans HFS(1)	$4,579	$3,249	$1,330
Other real estate owned	20	6	14
Loans(2)	344	93	251
Non-marketable equity securities measured using the measurement alternative	249	249	—
Total assets at fair value on a nonrecurring basis	$5,192	$3,597	$1,595
(1)Net of fair value amounts on the unfunded portion of loans HFS recognized as Other liabilities on the Consolidated Balance Sheet.
(2)Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral less costs to sell, primarily real estate.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of June 30, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$4,040	Price-based	Price	$86.83	$100.00	$95.43
Other real estate owned	$4	Price-based	Appraised value(4)	$186,787	$2,339,180	$1,540,644
	3	Recovery analysis	Price	49.77	49.77	49.77
Loans(5)	$157	Price-based	Price	$2.25	$48.00	$20.46
	125	Cash flow	Cost of capital	52.30%	100.00%	85.14%
	75	Recovery analysis	Recovery rate	5.80%	100.00%	26.68%

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,320	Price-based	Price	$86	$100	$99
Other real estate owned	$11	Price-based	Appraised value(4)	$2,297,358	$8,394,102	$5,615,884
	5	Recovery analysis
Loans(6)	$100	Recovery analysis	Recovery rate	0.57%	100.00%	64.78%
	54	Cash flow	Price	$2	$54	$27
	47	Price-based	Cost of capital	0.10%	100.00%	54.84%
	29	Price-based	Appraised value(4)	$17,521,218	$43,646,426	$30,583,822

(1)The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.
(2)Some inputs are shown as zero due to rounding.
(3)Weighted averages are calculated based on the fair values of the instruments.
(4)Appraised values are disclosed in whole dollars.
(5)Represents impaired loans held for investment whose carrying amounts are based on the fair value of the underlying collateral, primarily real estate secured loans.
(6)Includes estimated costs to sell.

Nonrecurring Fair Value Changes
The following tables present total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended June 30,
In millions of dollars	2020	2019
Loans HFS	$32	$(14)
Other real estate owned	(1)	(1)
Loans(1)	(266)	(44)
Non-marketable equity securities measured using the measurement alternative	(52)	4
Total nonrecurring fair value gains (losses)	$(287)	$(55)

(1)Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

	Six Months Ended June 30,
In millions of dollars	2020	2019
Loans HFS	$(198)	$(1)
Other real estate owned	(1)	—
Loans(1)	(189)	(62)
Non-marketable equity securities measured using the measurement alternative	(29)	65
Total nonrecurring fair value gains (losses)	$(417)	$2

(1)Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The table below therefore excludes items measured at fair value on a recurring basis presented in the tables above.

	June 30, 2020		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$89.1	$91.8	$1.2	$88.1	$2.5
Securities borrowed and purchased under agreements to resell	108.4	108.4	—	107.6	0.8
Loans(1)(2)	652.1	677.5	—	3.0	674.5
Other financial assets(2)(3)	389.7	389.7	294.4	15.4	79.9
Liabilities
Deposits	$1,231.2	$1,231.5	$—	$1,028.1	$203.4
Securities loaned and sold under agreements to repurchase	156.3	156.3	—	156.3	—
Long-term debt(4)	217.8	223.9	—	197.5	26.4
Other financial liabilities(5)	113.9	113.9	—	19.1	94.8

	December 31, 2019		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$86.4	$87.8	$1.9	$83.8	$2.1
Securities borrowed and purchased under agreements to resell	98.1	98.1	—	98.1	—
Loans(1)(2)	681.2	677.7	—	4.7	673.0
Other financial assets(2)(3)	262.4	262.4	177.6	16.3	68.5
Liabilities
Deposits	$1,068.3	$1,066.7	$—	$875.5	$191.2
Securities loaned and sold under agreements to repurchase	125.7	125.7	—	125.7	—
Long-term debt(4)	193.0	203.8	—	187.3	16.5
Other financial liabilities(5)	110.2	110.2	—	37.5	72.7
(1)The carrying value of loans is net of the Allowance for loan losses of $26.4 billion for June 30, 2020 and $12.8 billion for December 31, 2019. In addition, the carrying values exclude $0.9 billion and $1.4 billion of lease finance receivables at June 30, 2020 and December 31, 2019, respectively.
(2)Includes items measured at fair value on a nonrecurring basis.
(3)Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverables and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.
(4)The carrying value includes long-term debt balances under qualifying fair value hedges.
(5)Includes brokerage payables, separate and variable accounts, short-term borrowings (carried at cost) and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2020 and December 31, 2019 were liabilities of $14.4 billion and $5.1 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2020	2019	2020	2019
Assets
Securities borrowed and purchased under agreements to resell	$(48)	$6	$44	$35
Trading account assets	373	45	(461)	212
Investments	—	—	—	—
Loans
Certain corporate loans	(154)	(80)	(1,017)	(213)
Certain consumer loans	(1)	—	—	—
Total loans	$(155)	$(80)	$(1,017)	$(213)
Other assets
MSRs	$(26)	$(37)	$(169)	$(64)
Certain mortgage loans HFS(1)	72	21	134	37
Total other assets	$46	$(16)	$(35)	$(27)
Total assets	$216	$(45)	$(1,469)	$7
Liabilities
Interest-bearing deposits	$(164)	$(43)	$(52)	$(134)
Securities loaned and sold under agreements to repurchase	196	51	(92)	86
Trading account liabilities	44	2	(17)	13
Short-term borrowings(2)	(259)	94	997	(81)
Long-term debt(2)	(5,402)	(1,113)	1,963	(3,794)
Total liabilities	$(5,585)	$(1,009)	$2,799	$(3,910)
(1)Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected under the fair value option.
(2)Includes DVA that is included in AOCI. See Notes 17 and 20 to the Consolidated Financial Statements.

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $2,935 million and a gain of $3 million for the three months ended June 30, 2020 and 2019, and a gain of $1,253 million and a loss of $722 million for the six months ended June 30, 2020 and 2019, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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
The following table provides information about certain credit products carried at fair value:

	June 30, 2020		December 31, 2019
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$7,851	$5,799	$8,320	$4,086
Aggregate unpaid principal balance in excess of (less than) fair value	420	174	410	315
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $1,068 million and $1,062 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2020 and December 31, 2019, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2020 and 2019 due to instrument-specific credit risk totaled to a loss of $(40) million and a gain of $53 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.5 billion and $0.2 billion at June 30, 2020 and December 31, 2019, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of June 30, 2020, there were approximately $10.6 billion and $8.0 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	June 30, 2020	December 31, 2019
Carrying amount reported on the Consolidated Balance Sheet	$950	$1,254
Aggregate fair value in excess of (less than) unpaid principal balance	48	(31)
Balance of non-accrual loans or loans more than 90 days past due	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2020 and 2019 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	June 30, 2020	December 31, 2019
Interest rate linked	$21.9	$22.9
Foreign exchange linked	0.9	0.9
Equity linked	24.0	21.7
Commodity linked	1.7	1.8
Credit linked	2.4	2.4
Total	$50.9	$49.7
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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	June 30, 2020	December 31, 2019
Carrying amount reported on the Consolidated Balance Sheet	$61,971	$55,783
Aggregate unpaid principal balance in excess of (less than) fair value	(980)	(2,967)
The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	June 30, 2020	December 31, 2019
Carrying amount reported on the Consolidated Balance Sheet	$6,646	$4,946
Aggregate unpaid principal balance in excess of (less than) fair value	119	1,411

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
The following tables present information about Citi’s guarantees at June 30, 2020 and December 31, 2019:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2020	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$23.9	$65.7	$89.6	$2,009
Performance guarantees	6.3	5.8	12.1	142
Derivative instruments considered to be guarantees	13.0	56.0	69.0	1,452
Loans sold with recourse	—	1.2	1.2	6
Securities lending indemnifications(1)	99.7	—	99.7	—
Credit card merchant processing(1)(2)	82.4	—	82.4	—
Credit card arrangements with partners	0.2	0.4	0.6	7
Custody indemnifications and other	—	31.7	31.7	40
Total	$225.5	$160.8	$386.3	$3,656

	Maximum potential amount of future payments
In billions of dollars at December 31, 2019	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$31.9	$62.4	$94.3	$581
Performance guarantees	6.9	5.5	12.4	36
Derivative instruments considered to be guarantees	35.2	60.8	96.0	474
Loans sold with recourse	—	1.2	1.2	7
Securities lending indemnifications(1)	87.8	—	87.8	—
Credit card merchant processing(1)(2)	91.6	—	91.6	—
Credit card arrangements with partners	0.2	0.4	0.6	23
Custody indemnifications and other	—	33.7	33.7	41
Total	$253.6	$164.0	$417.6	$1,162
(1)The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At June 30, 2020 and December 31, 2019, this maximum potential exposure was estimated to be $82 billion and $92 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $32 million and $37 million at June 30, 2020 and December 31, 2019, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2020 and December 31, 2019, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2020 or December 31, 2019 for potential obligations that could arise from Citi’s involvement with VTN associations.

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

If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason, including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.
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
However, for exchange-traded and OTC-cleared derivative contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $17.5 billion and $13.3 billion as of June 30, 2020 and December 31, 2019, respectively.
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

Carrying Value—Guarantees and Indemnifications
At June 30, 2020 and December 31, 2019, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $3.7 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $50.0 billion and $46.7 billion at June 30, 2020 and December 31, 2019, respectively. Securities and other marketable assets held as collateral amounted to $67.3 billion and $58.6 billion at June 30, 2020 and December 31, 2019, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.8 billion and $4.4 billion at June 30, 2020 and December 31, 2019, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at June 30, 2020	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$58.9	$15.2	$15.5	$89.6
Performance guarantees	8.9	2.7	0.5	12.1
Derivative instruments deemed to be guarantees	—	—	69.0	69.0
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	99.7	99.7
Credit card merchant processing	—	—	82.4	82.4
Credit card arrangements with partners	—	—	0.6	0.6
Custody indemnifications and other	19.3	12.4	—	31.7
Total	$87.1	$30.3	$268.9	$386.3

	Maximum potential amount of future payments
In billions of dollars at December 31, 2019	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$66.4	$12.5	$15.4	$94.3
Performance guarantees	9.7	2.3	0.4	12.4
Derivative instruments deemed to be guarantees	—	—	96.0	96.0
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	87.8	87.8
Credit card merchant processing	—	—	91.6	91.6
Credit card arrangements with partners	—	—	0.6	0.6
Custody indemnifications and other	21.3	12.4	—	33.7
Total	$97.4	$27.2	$293.0	$417.6

Leases
The Company’s operating leases, where Citi is a lessee, include real estate such as office space and branches and various types of equipment. These leases have a weighted-average remaining lease term of approximately six years as of June 30, 2020. The operating lease ROU asset and lease liability were $2.9 billion and $3.2 billion, respectively, as of June 30, 2020, compared to an operating lease ROU asset of $3.1 billion and lease liability of $3.3 billion as of December 31, 2019. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2020	December 31, 2019
Commercial and similar letters of credit	$582	$3,421	$4,003	$4,533
One- to four-family residential mortgages	2,948	2,322	5,270	3,721
Revolving open-end loans secured by one- to four-family residential properties	9,129	1,280	10,409	10,799
Commercial real estate, construction and land development	10,617	1,775	12,392	12,981
Credit card lines	616,582	97,869	714,451	708,023
Commercial and other consumer loan commitments	198,358	108,022	306,380	324,359
Other commitments and contingencies	1,881	796	2,677	1,948
Total	$840,097	$215,485	$1,055,582	$1,066,364

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At June 30, 2020 and December 31, 2019, Citigroup had approximately $63.0 billion and $34.0 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $72.5 billion and $38.7 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 10 to the Consolidated Financial Statements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	June 30, 2020	December 31, 2019
Cash and due from banks	$2,789	$3,758
Deposits with banks, net of allowance	11,468	26,493
Total	$14,257	$30,251

In response to the COVID-19 pandemic, the Federal Reserve Bank and certain other central banks eased regulations related to minimum required cash deposited with central banks. This resulted in a decrease in Citigroup’s restricted cash amount at June 30, 2020.

23.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 23 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2020 Form 10-Q and Note 27 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At June 30, 2020, Citigroup’s estimate of the reasonably possible unaccrued loss for these matters was approximately $1.2 billion in the aggregate.
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

Corporate Bonds Antitrust Litigation
On April 21, 2020, a complaint was filed against Citigroup, CGMI, and other defendants in the United States District Court for the Southern District of New York, asserting that defendants violated federal antitrust law by unreasonably restraining the trade of odd-lots of corporate bonds in the secondary market. The complaint seeks declaratory and injunctive relief, treble damages, pre- and post-judgment interest, and costs. The complaint is captioned LITOVICH, ET AL. v. BANK OF AMERICA CORPORATION, ET AL. Additional information concerning this action is publicly available in court filings under the docket number 1:20-cv-03154 (Liman, J.).

Foreign Exchange Matters
Antitrust and Other Litigation: On May 28, 2020, in ALLIANZ GLOBAL INVESTORS, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., the court granted in part and denied in part defendants’ motion to dismiss the second amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 10364 (S.D.N.Y.) (Schofield, J.).
On April 30, 2020, in NYPL v. JPMORGAN CHASE & CO., ET AL., plaintiffs filed a motion for class certification. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
On April 30, 2020, in J WISBEY & ASSOCIATES PTY LTD v. UBS AG & ORS, plaintiffs filed an application to amend their pleadings. Additional information concerning this action is publicly available in court filings under the docket number VID567/2019.

Interbank Offered Rates–Related Litigation and Other Matters
Antitrust and Other Litigation: On April 24, 2020, in IN RE ICE LIBOR ANTITRUST LITIGATION, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit from the district court’s grant of defendants’ motion to dismiss the consolidated class action complaint. Additional information concerning these actions is publicly available in court filings under the docket numbers 19 Civ. 439 (S.D.N.Y.) (Daniels, J.) and 20-1492 (2d Cir.).

Sovereign Securities Matters
Antitrust and Other Litigation: On June 16, 2020, in IN RE GSE BONDS ANTITRUST LITIGATION, the court granted final approval of a settlement with CGMI and 11 other defendants. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 1704 (S.D.N.Y.) (Rakoff, J.).
On June 1, 2020, in IN RE SSA BONDS ANTITRUST LITIGATION, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit from the district court’s grant of defendants’ motion to dismiss the second amended consolidated class action complaint related to the supranational, subsovereign, and agency (SSA) bond market. Additional information concerning these actions is publicly available in court filings under the docket numbers 16-cv-03711 (S.D.N.Y.) (Ramos, J.) and 20-1759 (2d Cir.).
On June 25, 2020, in STACHON v. BANK OF AMERICA, N.A., ET AL., plaintiff voluntarily dismissed the action without prejudice in light of the dismissal of the IN RE SSA BONDS ANTITRUST LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 1205 (S.D.N.Y.) (Swain, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended June 30, 2020 and 2019, Condensed Consolidating Balance Sheet as of June 30, 2020 and December 31, 2019 and Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2020 and 2019 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$—	$—	$—	$—	$—
Interest revenue	—	1,309	13,280	—	14,589
Interest revenue—intercompany	1,067	282	(1,349)	—	—
Interest expense	1,265	380	1,864	—	3,509
Interest expense—intercompany	142	621	(763)	—	—
Net interest revenue	$(340)	$590	$10,830	$—	$11,080
Commissions and fees	$—	$1,771	$1,162	$—	$2,933
Commissions and fees—intercompany	—	73	(73)	—	—
Principal transactions	(258)	(2,993)	7,408	—	4,157
Principal transactions—intercompany	62	4,890	(4,952)	—	—
Other income	(14)	211	1,399	—	1,596
Other income—intercompany	8	13	(21)	—	—
Total non-interest revenues	$(202)	$3,965	$4,923	$—	$8,686
Total revenues, net of interest expense	$(542)	$4,555	$15,753	$—	$19,766
Provisions for credit losses and for benefits and claims	$—	$1	$7,902	$—	$7,903
Operating expenses
Compensation and benefits	$105	$1,345	$4,174	$—	$5,624
Compensation and benefits—intercompany	1	—	(1)	—	—
Other operating	9	594	4,188	—	4,791
Other operating—intercompany	4	375	(379)	—	—
Total operating expenses	$119	$2,314	$7,982	$—	$10,415
Equity in undistributed income of subsidiaries	$2,107	$—	$—	$(2,107)	$—
Income (loss) from continuing operations before income taxes	$1,446	$2,240	$(131)	$(2,107)	$1,448
Provision (benefit) for income taxes	130	715	(714)	—	131
Income (loss) from continuing operations	$1,316	$1,525	$583	$(2,107)	$1,317
Income (loss) from discontinued operations, net of taxes	—	—	(1)	—	(1)
Net income before attribution of noncontrolling interests	$1,316	$1,525	$582	$(2,107)	$1,316
Noncontrolling interests	—	—	—	—	—
Net income (loss)	$1,316	$1,525	$582	$(2,107)	$1,316
Comprehensive income
Add: Other comprehensive income (loss)	$(824)	$(1,429)	$(1,223)	$2,652	$(824)
Total Citigroup comprehensive income (loss)	$492	$96	$(641)	$545	$492
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$39	$—	$39
Add: Net income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income (loss)	$492	$96	$(602)	$545	$531

Condensed Consolidating Statements of Income and Comprehensive Income
	Six Months Ended June 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$105	$—	$—	$(105)	$—
Interest revenue	—	3,212	28,516	—	31,728
Interest revenue—intercompany	2,211	623	(2,834)	—	—
Interest expense	2,408	1,521	5,227	—	9,156
Interest expense—intercompany	390	1,403	(1,793)	—	—
Net interest revenue	$(587)	$911	$22,248	$—	$22,572
Commissions and fees	$—	$3,321	$2,633	$—	$5,954
Commissions and fees—intercompany	(19)	237	(218)	—	—
Principal transactions	(930)	3,261	7,087	—	9,418
Principal transactions—intercompany	564	499	(1,063)	—	—
Other income	66	260	2,227	—	2,553
Other income—intercompany	(62)	26	36	—	—
Total non-interest revenues	$(381)	$7,604	$10,702	$—	$17,925
Total revenues, net of interest expense	$(863)	$8,515	$32,950	$(105)	$40,497
Provisions for credit losses and for benefits and claims	$—	$—	$14,930	$—	$14,930
Operating expenses
Compensation and benefits	$133	$2,641	$8,504	$—	$11,278
Compensation and benefits—intercompany	75	—	(75)	—	—
Other operating	32	1,192	8,507	—	9,731
Other operating—intercompany	8	857	(865)	—	—
Total operating expenses	$248	$4,690	$16,071	$—	$21,009
Equity in undistributed income of subsidiaries	$4,475	$—	$—	$(4,475)	$—
Income (loss) from continuing operations before income taxes	$3,364	$3,825	$1,949	$(4,580)	$4,558
Provision (benefit) for income taxes	(474)	1,052	129	—	707
Income (loss) from continuing operations	$3,838	$2,773	$1,820	$(4,580)	$3,851
Income (loss) from discontinued operations, net of taxes	—	—	(19)	—	(19)
Net income before attribution of noncontrolling interests	$3,838	$2,773	$1,801	$(4,580)	$3,832
Noncontrolling interests	—	—	(6)	—	(6)
Net income (loss)	$3,838	$2,773	$1,807	$(4,580)	$3,838
Comprehensive income
Add: Other comprehensive income (loss)	$2,973	$328	$12,236	$(12,564)	$2,973
Total Citigroup comprehensive income (loss)	$6,811	$3,101	$14,043	$(17,144)	$6,811
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(12)	$—	$(12)
Add: Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
Total comprehensive income (loss)	$6,811	$3,101	$14,025	$(17,144)	$6,793

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2019
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$5,049		$—		$—	$(5,049)	$—
Interest revenue	—		3,184		16,528	—	19,712
Interest revenue—intercompany	1,327		518		(1,845)	—	—
Interest expense	1,278		1,911		4,573	—	7,762
Interest expense—intercompany	202		1,152		(1,354)	—	—
Net interest revenue	$(153)		$639		$11,464	$—	$11,950
Commissions and fees	$—		$1,309		$1,572	$—	$2,881
Commissions and fees—intercompany	—		94		(94)	—	—
Principal transactions	(565)		1,142		1,297	—	1,874
Principal transactions—intercompany	791		(675)		(116)	—	—
Other income	(368)		498		1,923	—	2,053
Other income—intercompany	9		14		(23)	—	—
Total non-interest revenues	$(133)		$2,382		$4,559	$—	$6,808
Total revenues, net of interest expense	$4,763		$3,021		$16,023	$(5,049)	$18,758
Provisions for credit losses and for benefits and claims	$—		$—		$2,093	$—	$2,093
Operating expenses
Compensation and benefits	$4		$1,166		$4,211	$—	$5,381
Compensation and benefits—intercompany	17		—		(17)	—	—
Other operating	9		540		4,570	—	5,119
Other operating—intercompany	5		582		(587)	—	—
Total operating expenses	$35		$2,288		$8,177	$—	$10,500
Equity in undistributed income of subsidiaries	$(146)		$—		$—	$146	$—
Income (loss) from continuing operations before income taxes	$4,582		$733		$5,753	$(4,903)	$6,165
Provision (benefit) for income taxes	(217)	—	8		1,582	—	1,373
Income (loss) from continuing operations	$4,799		$725		$4,171	$(4,903)	$4,792
Income (loss) from discontinued operations, net of taxes	—		—		17	—	17
Net income (loss) before attribution of noncontrolling interests	$4,799		$725		$4,188	$(4,903)	$4,809
Noncontrolling interests	—		—		10	—	10
Net income (loss)	$4,799		$725		$4,178	$(4,903)	$4,799
Comprehensive income
Add: Other comprehensive income (loss)	$1,105		$(12)		$734	$(722)	$1,105
Total Citigroup comprehensive income (loss)	$5,904		$713		$4,912	$(5,625)	$5,904
Add: Other comprehensive income attributable to noncontrolling interests	$—		$—	—	$20	$—	$20
Add: Net income attributable to noncontrolling interests	—		—		10	—	10
Total comprehensive income (loss)	$5,904		$713		$4,942	$(5,625)	$5,934

Condensed Consolidating Statements of Income and Comprehensive Income
	Six Months Ended June 30, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$14,216	$—	$—	$(14,216)	$—
Interest revenue	—	5,756	33,032	—	38,788
Interest revenue—intercompany	2,652	1,021	(3,673)	—	—
Interest expense	2,549	3,735	8,795	—	15,079
Interest expense—intercompany	514	2,227	(2,741)	—	—
Net interest revenue	$(411)	$815	$23,305	$—	$23,709
Commissions and fees	$—	$2,616	$3,191	$—	$5,807
Commissions and fees—intercompany	(1)	215	(214)	—	—
Principal transactions	(1,390)	108	5,960	—	4,678
Principal transactions—intercompany	1,238	1,361	(2,599)	—	—
Other income	(49)	597	2,592	—	3,140
Other income—intercompany	(25)	56	(31)	—	—
Total non-interest revenues	$(227)	$4,953	$8,899	$—	$13,625
Total revenues, net of interest expense	$13,578	$5,768	$32,204	$(14,216)	$37,334
Provisions for credit losses and for benefits and claims	$—	$—	$4,073	$—	$4,073
Operating expenses
Compensation and benefits	$37	$2,450	$8,552	$—	$11,039
Compensation and benefits—intercompany	43	—	(43)	—	—
Other operating	14	1,093	8,938	—	10,045
Other operating—intercompany	10	1,164	(1,174)	—	—
Total operating expenses	$104	$4,707	$16,273	$—	$21,084
Equity in undistributed income of subsidiaries	$(4,349)	$—	$—	$4,349	$—
Income (loss) from continuing operations before income taxes	$9,125	$1,061	$11,858	$(9,867)	$12,177
Provision (benefit) for income taxes	(384)	148	2,884	—	2,648
Income (loss) from continuing operations	$9,509	$913	$8,974	$(9,867)	$9,529
Income (loss) from discontinued operations, net of taxes	—	—	15	—	15
Net income (loss) before attribution of noncontrolling interests	$9,509	$913	$8,989	$(9,867)	$9,544
Noncontrolling interests	—	—	35	—	35
Net income (loss)	$9,509	$913	$8,954	$(9,867)	$9,509
Comprehensive income
Add: Other comprehensive income (loss)	$1,967	$(301)	$1,733	$(1,432)	$1,967
Total Citigroup comprehensive income (loss)	$11,476	$612	$10,687	$(11,299)	$11,476
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$7	$—	$7
Add: Net income attributable to noncontrolling interests	—	—	35	—	35
Total comprehensive income (loss)	$11,476	$612	$10,729	$(11,299)	$11,518

Condensed Consolidating Balance Sheet

	June 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$403	$22,486	$—	$22,889
Cash and due from banks—intercompany	23	3,325	(3,348)	—	—
Deposits with banks, net of allowance	—	4,784	282,100	—	286,884
Deposits with banks—intercompany	3,000	8,145	(11,145)	—	—
Securities borrowed and purchased under resale agreements	—	221,779	61,138	—	282,917
Securities borrowed and purchased under resale agreements—intercompany	—	24,679	(24,679)	—	—
Trading account assets	250	223,733	138,328	—	362,311
Trading account assets—intercompany	261	3,786	(4,047)	—	—
Investments, net of allowance	1	458	432,794	—	433,253
Loans, net of unearned income	—	2,922	682,370	—	685,292
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(26,420)	—	(26,420)
Total loans, net	$—	$2,922	$655,950	$—	$658,872
Advances to subsidiaries	$151,652	$—	$(151,652)	$—	$—
Investments in subsidiaries	205,625	—	—	(205,625)	—
Other assets, net of allowance(1)	13,299	64,181	108,109	—	185,589
Other assets—intercompany	3,535	50,952	(54,487)	—	—
Total assets	$377,646	$609,147	$1,451,547	$(205,625)	$2,232,715
Liabilities and equity
Deposits	$—	$—	$1,233,660	$—	$1,233,660
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	199,525	16,197	—	215,722
Securities loaned and sold under repurchase agreements—intercompany	—	51,179	(51,179)	—	—
Trading account liabilities	11	100,338	48,915	—	149,264
Trading account liabilities—intercompany	141	2,745	(2,886)	—	—
Short-term borrowings	25	12,170	27,961	—	40,156
Short-term borrowings—intercompany	—	16,888	(16,888)	—	—
Long-term debt	169,036	44,874	65,865	—	279,775
Long-term debt—intercompany	—	76,880	(76,880)	—	—
Advances from subsidiaries	13,678	—	(13,678)	—	—
Other liabilities, including allowance	3,139	59,236	59,461	—	121,836
Other liabilities—intercompany	(6)	9,530	(9,524)	—	—
Stockholders’ equity	191,622	35,782	170,523	(205,625)	192,302
Total liabilities and equity	$377,646	$609,147	$1,451,547	$(205,625)	$2,232,715

(1)Other assets for Citigroup parent company at June 30, 2020 included $34.4 billion of placements to Citibank and its branches, of which $29.2 billion had a remaining term of less than 30 days.

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

(1)Other assets for Citigroup parent company at December 31, 2019 included $35.1 billion of placements to Citibank and its branches, of which $24.9 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2020
In millions of dollars	Citigroup parent company		CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$2,857		$(53,782)	$31,717	$—	$(19,208)
Cash flows from investing activities of continuing operations
Purchases of investments	$—		$—	$(207,701)	$—	$(207,701)
Proceeds from sales of investments	—		—	86,191	—	86,191
Proceeds from maturities of investments	—		—	53,909	—	53,909
Change in loans	—		—	7,943	—	7,943
Proceeds from sales and securitizations of loans	—		—	826	—	826
Change in securities borrowed and purchased under agreements to resell	—		(29,475)	(2,120)	—	(31,595)
Changes in investments and advances—intercompany	(7,371)		(4,890)	12,261	—	—
Other investing activities	—		—	(1,262)	—	(1,262)
Net cash provided by (used in) investing activities of continuing operations	$(7,371)		$(34,365)	$(49,953)	$—	$(91,689)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,679)		$—	$—	$—	$(2,679)
Issuance of preferred stock	1,500		—	—	—	1,500
Redemption of preferred stock	(1,500)		—	—	—	(1,500)
Treasury stock acquired	(2,925)		—	—	—	(2,925)
Proceeds (repayments) from issuance of long-term debt, net	17,353		8,907	(86)	—	26,174
Proceeds (repayments) from issuance of long-term debt—intercompany, net			6,815	(6,815)	—	—
Change in deposits	—		—	163,070	—	163,070
Change in securities loaned and sold under agreements to repurchase	—		68,650	(19,267)	—	49,383
Change in short-term borrowings	—		1,074	(5,967)	—	(4,893)
Net change in short-term borrowings and other advances—intercompany	(6,826)		3,035	3,791	—	—
Capital contributions from (to) parent	—	—	—	—	—	—
Other financing activities	(407)		(118)	118	—	(407)
Net cash provided by (used in) financing activities of continuing operations	$4,516		$88,363	$134,844	$—	$227,723
Effect of exchange rate changes on cash and due from banks	$—		$—	$(972)	$—	$(972)
Change in cash and due from banks and deposits with banks	$2		$216	$115,636	$—	$115,854
Cash and due from banks and deposits with banks at beginning of period	3,021		16,441	174,457	—	193,919
Cash and due from banks and deposits with banks at end of period	$3,023		$16,657	$290,093	$—	$309,773
Cash and due from banks	$23		$3,728	$19,138	$—	$22,889
Deposits with banks, net of allowance	3,000		12,929	270,955	—	286,884
Cash and due from banks and deposits with banks at end of period	$3,023		$16,657	$290,093	$—	$309,773
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$39		$174	$2,330	$—	$2,543
Cash paid during the period for interest	1,757		3,006	3,988	—	8,751
Non-cash investing activities
Transfers to loans HFS from loans	$—		$—	$1,036	$—	$1,036

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2019
In millions of dollars	Citigroup parent company		CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$17,500		$(39,793)	$(15,463)	$—	$(37,756)
Cash flows from investing activities of continuing operations
Purchases of investments	$—		$—	$(118,132)	$—	$(118,132)
Proceeds from sales of investments	4		—	63,591	—	63,595
Proceeds from maturities of investments	—		—	57,684	—	57,684
Change in loans	—		—	(7,803)	—	(7,803)
Proceeds from sales and securitizations of loans	—		—	2,249	—	2,249
Change in securities borrowed and purchased under agreements to resell	—		9,511	1,404	—	10,915
Changes in investments and advances—intercompany	(3,336)		(10,607)	13,943	—	—
Other investing activities	—		(32)	(3,178)	—	(3,210)
Net cash provided by (used in) investing activities of continuing operations	$(3,332)		$(1,128)	$9,758	$—	$5,298
Cash flows from financing activities of continuing operations
Dividends paid	$(2,650)		$—	$—	$—	$(2,650)
Redemption of preferred stock	(480)		—	—	—	(480)
Treasury stock acquired	(7,518)		—	—	—	(7,518)
Proceeds (repayments) from issuance of long-term debt, net	5,418		10,817	(2,814)	—	13,421
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—		(3,941)	3,941	—	—
Change in deposits	—		—	32,437	—	32,437
Change in securities loaned and sold under agreements to repurchase	—		20,903	(17,538)	—	3,365
Change in short-term borrowings	—		4,977	5,119	—	10,096
Net change in short-term borrowings and other advances—intercompany	(8,584)		7,088	1,496	—	—
Other financing activities	(359)		—	—	—	(359)
Net cash provided by (used in) financing activities of continuing operations	$(14,173)		$39,844	$22,641	$—	$48,312
Effect of exchange rate changes on cash and due from banks	$—		$—	$(716)	$—	$(716)
Change in cash and due from banks and deposits with banks	$(5)		$(1,077)	$16,220	$—	$15,138
Cash and due from banks and deposits with banks at beginning of period	3,020		15,677	169,408	—	188,105
Cash and due from banks and deposits with banks at end of period	$3,015		$14,600	$185,628	$—	$203,243
Cash and due from banks	$15	—	$4,479	$20,503	$—	$24,997
Deposits with banks, net of allowance	3,000		10,121	165,125	—	178,246
Cash and due from banks and deposits with banks at end of period	$3,015		$14,600	$185,628	$—	$203,243
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$154		$119	$2,541	$—	$2,814
Cash paid during the period for interest	1,753		6,577	5,670	—	14,000
Non-cash investing activities
Transfers to loans HFS from loans	$—		$—	$3,600	$—	$3,600

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases(1)
The following table summarizes Citi’s common stock repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
April 2020
Open market repurchases(1)(2)	—	$—	$3,930
Employee transactions(3)	—	—	N/A
May 2020
Open market repurchases(1)(2)	—	—	3,930
Employee transactions(3)	—	—	N/A
June 2020
Open market repurchases(1)(2)	—	—	—
Employee transactions(3)	—	—	N/A
Total for 2Q20	—	$—	$—
(1)As previously announced, on March 15, 2020, Citi joined other major U.S. banks in suspending stock repurchases in light of the COVID-19 pandemic. There was no change to Citi’s dividend policy.
(2)Citi’s $17.1 billion 2019 common stock repurchase program (2019 Repurchase Program), which was approved by Citigroup’s Board of Directors and announced on June 27, 2019, expired on June 30, 2020. The 2019 Repurchase Program was part of the planned capital actions included by Citi as part of the 2019 CCAR.
(3)Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted share awards where shares are withheld to satisfy tax requirements.
N/A Not applicable

Dividends
Consistent with the regulatory capital framework, Citi declared common dividends of $0.51 per share for the third quarter of 2020 on July 23, 2020, and intends to maintain its planned capital actions, which include common dividends of $0.51 per share over the four-quarter window of fourth quarter of 2020 to third quarter of 2021 (the 2020 CCAR cycle), subject to approval of Citi’s Board of Directors and the latest financial and macroeconomic conditions. For information on Citi’s interim SCB, see “Capital Resources—Stress Capital Buffer” above.
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. In June 2020, the Federal Reserve Board determined that changes in financial markets and macroeconomic outlooks related to the COVID-19 pandemic could have a material effect on the risk profile and financial condition of each firm subject to its capital plan rule, and therefore require updated capital plans. Accordingly, the Federal Reserve Board is requiring each firm, including Citi, to update and resubmit its capital plan within 45 days after the Federal Reserve Board provides updated scenarios.

Through the end of the third quarter of 2020, the Federal Reserve Board has authorized firms, including Citi, to pay common stock dividends that do not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters, unless otherwise specified by the Federal Reserve Board, provided that the firm does not exceed the amount of common stock dividends paid in the second quarter of 2020. Citi’s common dividends of $0.51 per share during the third quarter of 2020 is not impacted by the Federal Reserve Board’s temporary limitations on capital distributions, as Citi’s average quarterly net income for the four preceding calendar quarters of $3.4 billion is more than sufficient under the four quarter average net income test. For additional information on these capital distribution limitations, see “Capital Resources—Capital Plan Resubmission and Related Limitations on Capital Distributions” above.
Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations on its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2020.

CITIGROUP INC.
(Registrant)

By /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By /s/ Jeffrey R. Walsh
Jeffrey R. Walsh
Interim Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01
Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 4, 2020 (File No. 1-9924).

10.01*+	Paco Ybarra Salary Increase Letter Agreement, dated June 29, 2020.

10.02*+	Paco Ybarra Role Based Allowance Increase Letter Agreement, dated June 29, 2020.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarter ended June 30, 2020, filed on August 4, 2020, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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