Form 10-Q
period 2020-09-30
CITIGROUP INC
filed 2020-11-04
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on September 30, 2020: 2,081,959,678

Available on the web at www.citigroup.com

CITIGROUP’S THIRD QUARTER 2020—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report on Form 10-K) and Citigroup’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 (First Quarter of 2020 Form 10-Q) and for the quarter ended June 30, 2020 (Second Quarter of 2020 Form 10-Q).
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
(3)    North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Third Quarter of 2020—Results Reflected Solid Performance and Continued Financial Strength and Operational Resilience Despite a Challenging Macroeconomic Environment
As described further throughout this Executive Summary, during the third quarter of 2020, Citi demonstrated solid performance and continued financial strength and operational resilience, despite continued weakness in economic conditions during the quarter due to the COVID-19 pandemic:

•Citi’s revenues were impacted by the challenging environment, declining 7% from the prior-year period, as strong performance in fixed income markets, investment banking, equity markets and the private bank in Institutional Clients Group (ICG) was more than offset by lower revenues in Global Consumer Banking (GCB), reflecting declines across all regions, and lower revenues in Corporate/Other.
•Citi’s results included a $400 million civil money penalty, recorded in expenses in Corporate/Other, in connection with a consent order Citibank entered into with the Office of the Comptroller of the Currency (for additional information, see below). Citi’s expenses also reflected continued investments in infrastructure, risk management and controls.
•Citi’s cost of credit increased 8%, meaningfully lower relative to the first half of 2020, as an increase in ICG’s allowance for credit losses (ACL) was partially offset by decreases in GCB and Corporate/Other.
•Citi had broad-based deposit growth across ICG and GCB, reflecting strong client engagement, as well as an elevated level of liquidity in the financial system, while also strengthening Citi’s available liquidity.
•Citi returned $1.1 billion of capital to its common shareholders in the form of dividends.
•Citi continued to support its employees, customers and clients as well as the broader economy during this challenging time (see “COVID-19 Pandemic Overview” below), while maintaining a strong balance sheet.

The economic outlook for the remainder of 2020 has been lowered, and continued uncertainties around the pandemic, including, among others, the duration and severity of the economic and public health impacts, have created a more volatile operating environment that will likely continue to negatively impact Citi’s businesses and results in the near term.
For a discussion of risks and uncertainties related to the pandemic, see “COVID-19 Pandemic Overview,” “Risk Factors” and each respective business’s results of operations below. For a discussion of additional risks and uncertainties that could affect Citi, see “Forward-Looking Statements” below as well as each respective business’s results of operations and “Managing Global Risk” and “Risk Factors” in Citi’s 2019 Annual Report on Form 10-K.

On October 7, 2020, the Board of Governors of the Federal Reserve System (Federal Reserve Board) and the Office of the Comptroller of the Currency (OCC) issued consent orders with Citigroup and Citibank, respectively. The consent orders require that Citigroup and Citibank submit acceptable plans to the Federal Reserve Board and the OCC, on various timelines, relating principally to various aspects of risk management, compliance, data quality management and governance, and internal controls. Citibank also entered into a consent order with the OCC to pay the $400 million civil money penalty. Citi is committed to thoroughly addressing the matters identified by the consent orders, as an essential part of Citi’s broader efforts to enhance its infrastructure, governance and processes. Citi has centralized its program management and is making the strengthening of its risk and control environment a further priority for the Company. Citi is focused on committing all of the necessary resources for this multi-year transformation, while continuing to serve its customers and clients. For additional information regarding the consent orders, see Citi’s Current Report on Form 8-K filed with the SEC on October 7, 2020.

Third Quarter of 2020 Results Summary

Citigroup
Citigroup reported net income of $3.2 billion, or $1.40 per share, compared to net income of $4.9 billion, or $2.07 per share, in the prior-year period. Net income declined 34%, driven by the lower revenues, the higher expenses, higher credit costs and a higher effective tax rate. Citigroup’s effective tax rate was 20% in the current quarter compared to 18% in the prior-year period, reflecting the impact of the non-deductible civil money penalty this quarter. Earnings per share decreased 32%, primarily driven by the decline in net income.
Citigroup revenues of $17.3 billion decreased 7% from the prior-year period, primarily reflecting the lower revenues in GCB and Corporate/Other, partially offset by higher revenues in ICG.
Citigroup’s end-of-period loans decreased 4% from the prior-year period to $667 billion. Excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation), Citigroup’s end-of-period loans also declined 4%, driven by a 3% aggregate decline in GCB and ICG, reflecting a higher level of repayments in GCB and ICG, reduced drawdowns in ICG and lower spend activity in GCB. Citigroup’s end-of-period deposits increased 16% to $1.3 trillion, as reported and excluding the impact of FX translation, primarily driven by 17% growth in GCB and 16% growth in ICG. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.)

Expenses
Citigroup operating expenses of $11.0 billion increased 5% versus the prior-year period, as the civil money penalty, investments in infrastructure, risk management and controls, higher compensation and pandemic-related expenses more than offset efficiency savings and reductions in marketing and other discretionary spending. Year-over-year, GCB operating expenses declined 3%, while ICG expenses increased 3% and Corporate/Other expenses increased to $969 million compared to $485 million in the prior-year period.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $2.3 billion increased 8% from the prior-year period, largely reflecting the increase in ICG’s ACL reserves, partially offset by the decreases in GCB and Corporate/Other. Citi’s ACL build was $0.3 billion, primarily reflecting the impact of continued uncertainty surrounding the macroeconomic outlook, partially offset by lower volumes in GCB and the ACL release in Corporate/Other, as well as the impact of a change in estimate effected by a change in accounting principle for third-party collection costs in international GCB. For further information on the drivers of Citi’s ACL build, see “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below.
Net credit losses of $1.9 billion were largely unchanged. Consumer net credit losses of $1.6 billion decreased 12%, primarily reflecting lower loan volumes given higher payment rates and lower spending activity, as well as the benefits of relief programs. Corporate net credit losses increased from $110 million to $325 million, primarily driven by write-offs across various sectors, and were largely offset by the release of previously established ACL reserves.
For additional information on Citi’s consumer and corporate credit costs and ACL, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 Capital ratio was 11.8% as of September 30, 2020, based on the Basel III Advanced Approaches framework for determining risk-weighted assets, compared to 11.6% as of September 30, 2019, based on the Basel III Standardized Approach for determining risk-weighted assets. The increase in the ratio primarily reflected net income.
Citigroup’s Supplementary Leverage ratio was 6.8% as of September 30, 2020, compared to 6.3% as of September 30, 2019. The increase was primarily driven by a decrease in Total Leverage Exposure reflecting the benefit of temporary relief granted by the Federal Reserve Board. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $1.1 billion declined 30% from the prior-year period. Excluding the impact of FX translation, net income declined 29%, reflecting lower revenues, partially offset by lower cost of credit and lower expenses. GCB operating expenses of $4.2 billion decreased 3%. Excluding the impact of FX translation, expenses decreased 2%, as lower volume-related expenses, reductions in marketing and other discretionary spending and efficiency savings were partially offset by increases in pandemic-related expenses.
GCB revenues of $7.2 billion decreased 13%. Excluding the impact of FX translation, revenues decreased 12%, as strong deposit growth and momentum in Asia wealth management were more than offset by lower card volumes and the impact of lower interest rates across all regions, reflecting the continued impact from the pandemic.
North America GCB revenues of $4.5 billion decreased 13%, with lower revenues across Citi-branded cards, Citi retail services and retail banking. Citi-branded cards revenues of $2.1 billion decreased 12%, reflecting lower purchase sales and higher payment rates driving lower average loans. Citi retail services revenues of $1.4 billion decreased 21%, reflecting lower average loans as well as higher partner payments. Retail banking revenues of $1.1 billion decreased 2%, as the benefit of stronger deposit volumes and an improvement in mortgage revenues were more than offset by lower deposit spreads.
North America GCB average deposits of $182 billion increased 19% year-over-year, average retail banking loans of $53 billion increased 10% year-over-year and assets under management of $73 billion increased 7%. Average Citi-branded card loans of $81 billion decreased 10% and Citi-branded card purchase sales of $86 billion decreased 9%, driven by reduced customer activity related to the pandemic. The decline in average Citi-branded cards loans was also due to higher payment rates. Average Citi retail services loans of $45 billion decreased 10% and Citi retail services purchase sales of $20 billion decreased 8%, both driven by reduced customer activity. For additional information on the results of operations of North America GCB for the third quarter of 2020, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) of $2.6 billion declined 15% versus the prior-year period. Excluding the impact of FX translation, international GCB revenues declined 12%, largely reflecting the impact of the pandemic. On this basis, Latin America GCB revenues decreased 10%, driven by lower average loans and lower interest rates, partially offset by strong deposit growth. Asia GCB revenues decreased 13%, as lower card purchase sales and lower interest rates were partially offset by strong investment revenues. For additional information on the results of operations of Latin America GCB and Asia GCB for the third quarter of 2020, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, international GCB average deposits of $138 billion increased 13%, average retail banking loans of

$72 billion increased 3%, assets under management of $126 billion increased 6%, average card loans of $21 billion decreased 11% and card purchase sales of $22 billion decreased 18%, all excluding the impact of FX translation.

Institutional Clients Group
ICG net income of $2.9 billion decreased 10%, as the revenue growth was more than offset by higher cost of credit and higher expenses. ICG operating expenses increased 3% to $5.8 billion, largely driven by continued investments in infrastructure, risk management and controls, as well as higher compensation costs.
ICG revenues of $10.4 billion increased 5%, reflecting a 16% increase in Markets and securities services revenues, partially offset by a 4% decline in Banking revenues. The decrease in Banking revenues included the impact of $124 million of losses on loan hedges related to corporate lending and the private bank, compared to losses of $33 million related to corporate lending in the prior-year period.
Banking revenues of $5.3 billion (excluding the impact of losses on loan hedges) decreased 2%, as increases in investment banking and the private bank were more than offset by declines in treasury and trade solutions and corporate lending. Investment banking revenues of $1.4 billion increased 13%, reflecting solid growth in capital markets, particularly in equity underwriting. Advisory revenues decreased 41% to $163 million, while equity underwriting revenues increased 96% to $484 million and debt underwriting revenues increased 5% to $740 million.
Treasury and trade solutions revenues of $2.4 billion declined 6%, and 4% excluding the impact of FX translation, as strong client engagement and growth in deposits were more than offset by the impact of lower interest rates and reduced commercial card spend. Private bank revenues of $938 million increased 8% (excluding gain (loss) on loan hedges), driven by increased capital markets activity and improved managed investments revenues, as well as higher lending and deposit volumes, partially offset by lower deposit spreads. Corporate lending revenues of $414 million declined 39%. Excluding the impact of losses on loan hedges, corporate lending revenues of $538 million declined 25%, as higher loan volumes were more than offset by lower spreads.
Markets and securities services revenues of $5.2 billion increased 16%. Fixed income markets revenues of $3.8 billion increased 18%, driven by strong performance across spread products and commodities. Equity markets revenues of $875 million increased 15%, as solid performance in cash equities and derivatives was partially offset by lower revenues in prime finance. Securities services revenues of $631 million decreased 5%, and 4% excluding the impact of FX translation, as higher deposit volumes were more than offset by lower spreads. For additional information on the results of operations of ICG for the third quarter of 2020, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net loss was $723 million in the third quarter of 2020, compared to net income of $191 million in the prior-year period, reflecting the lower revenues and increased expenses, partially offset by a larger ACL release on the legacy portfolio. Operating expenses of $969 million increased significantly, as the wind-down of legacy assets was more than offset by the civil money penalty, investments in infrastructure, risk management and controls and incremental costs associated with the pandemic. Corporate/Other revenues of $(224) million compared to $434 million in the prior-year period, reflecting the wind-down of legacy assets, the impact of lower rates and marks on securities. For additional information on the results of operations of Corporate/Other for the third quarter of 2020, see “Corporate/Other” below.

COVID-19 PANDEMIC OVERVIEW
In addition to the widespread public health implications, the emergence of the COVID-19 pandemic has had an extraordinary impact on macroeconomic conditions in the U.S. and around the world. As discussed below and elsewhere throughout this Form 10-Q, Citi’s businesses, results of operations and financial condition have been impacted by economic dislocations caused by the pandemic. Citi had builds to its allowance for credit losses (ACL) of approximately $10.8 billion during the first nine months of 2020, bringing its ACL to approximately $28.9 billion at September 30, 2020, with an allowance for credit losses on loans (ACLL) reserve ratio of 4.00% on funded loans. For additional information, see “Covid-19 Pandemic Overview—Impact of CECL on Citi’s Allowance for Credit Losses” below.
Despite these impacts, Citi has remained well positioned from a capital and liquidity perspective and has maintained strong business operations. At September 30, 2020, Citi had a Common Equity Tier 1 Capital ratio of 11.8%, a Supplementary Leverage ratio of 6.8% and a Liquidity Coverage ratio of 118%, each well above regulatory minimums, with approximately $965 billion of available liquidity resources (see “Capital Resources” and “Managing Global Risk—Liquidity Risk” below).
Governments and central banks globally have taken a series of aggressive actions to support the economy and mitigate the systemic impacts of the pandemic, and Citi continues to proactively assess and utilize these measures where appropriate. For additional information on Citi’s pandemic response and other pandemic-related information, see Citi’s First and Second Quarters 2020 Forms 10-Q.

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

Citi Employees
•The majority of Citi employees—nearly two-thirds—around the world are working remotely.
•Citi is pursuing a slow and measured reentry in some locations where local conditions permit, beginning with only a small number of colleagues.
•Citi’s response teams are consulting with health experts and following local government guidelines in determining the safest return to the office for each location.
•Citi has reconfigured its sites and implemented new protocols to make work environments as safe as possible in offices, branches and ATMs.
•Citi is providing additional health and well-being resources for colleagues, plus enhanced flexibility and paid time off for colleagues impacted by COVID-19.
•The company continues to monitor the situation as it evolves and will review and update operations as needed.

Citi Communities
In addition to Citi’s core business activities, the Company is supporting those immediately impacted by this crisis through philanthropic efforts around the world. Citi and the Citi Foundation have committed more than $100 million to date in support of COVID-19-related community relief and economic recovery efforts globally. These contributions include over $4 million raised through an employee donation matching program to further global relief efforts—the “Double the Good” employee donation campaign. Having exceeded the $2 million goal in donations, Citi is donating $500,000 to each of the four organizations selected by Citi’s regions to address unique challenges: United Nations Development Programme (Asia Pacific), International Rescue Committee (Europe, Middle East and Africa), the International Organization for Migration (Latin America) and Direct Relief (North America).

Citi Consumer Loan Relief Programs
As previously disclosed, Citi was one of the first banks in the U.S. to announce assistance measures for pandemic-impacted consumer customers. Citi has offered a wide array of programs globally for different types of products, providing short- and medium-term relief to customers as a result of the pandemic. The relief has primarily been in the form of payment deferrals and fee waivers. These consumer relief programs have mainly been provided to GCB customers, with a small portion of customers reported within Corporate/Other. For further information on Citi’s measures to support its customers and clients in response to the pandemic, see “COVID-19 Overview” in the First and Second Quarters of 2020 Forms 10-Q.
The table below provides information on the number of loan modifications, the associated enrollment and outstanding balances as of September 30, 2020, for Citi’s pandemic-related relief programs, excluding troubled debt restructurings (for additional information, see “Troubled Debt Restructuring (TDR) Relief” below).

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020		As of September 30, 2020		Program details
In millions of dollars, except number of loans modified	Number of loans modified	Enrollment balance(1)	Number of loans modified	Enrollment balance(2)	EOP balance(3)	% of total loan portfolio(4)
North America
Credit cards	445,974	$1,382	2,355,572	$8,322	$921	1%	Waivers on late fees and deferral of minimum payments for two to four payment cycles
Residential first mortgages	877	266	8,333	3,453	2,220	5	Extending existing payment deferral options and suspending foreclosures into the fourth quarter of 2020
Home equity loans	582	50	5,005	600	439	6	Extending existing payment deferral options
Personal, small business and other	2,524	27	21,041	309	12	—	Waivers on fees including non-Citi ATM fees and monthly service fees as well as minimum payment deferrals for up to six months
Total North America	449,957	$1,725	2,389,951	$12,684	$3,592	2%
International
Asia
Credit cards	100,334	$161	1,151,790	$2,136	$219	1%	Payment deferrals for up to one to six months, interest and fee waivers and reductions in minimum due payments; balance conversion programs
Residential first mortgages	602	106	44,737	3,642	721	2	Payment deferrals for up to 12 months, interest and fee waivers and reductions in minimum due payments
Personal, small business and other	8,096	61	200,297	1,661	248	1	Payment deferrals for up to three months for revolving products and overdrafts or up to 12 months for installment loans, interest and fee waivers, and reductions in minimum due payments
Latin America
Credit cards	—	—	641,038	1,136	17	—	Minimum payment deferrals for up to six months
Residential first mortgages	3,836	61	26,251	852	237	6	Installment payment deferral for up to six months to be recovered as a balloon payment at the end of the loan
Personal, small business and other	—	—	184,966	1,451	912	17	Installment payment deferral for up to six months, temporary interest rate reductions
Total international	112,868	$389	2,249,079	$10,878	$2,354	3%
Total consumer	562,825	$2,114	4,639,030	$23,562	$5,946	2%

(1)    Enrollment balances represent the aggregate amounts enrolled during the third quarter of 2020.
(2)    Enrollment balances represent the aggregate amounts enrolled during the nine months ended September 30, 2020.
(3)    Total outstanding balance on loans enrolled in consumer relief programs as of September 30, 2020. Reserves for these loans are calculated in accordance with the CECL standard.
(4)    The percentage denominator is the total ending-period loans balance for the respective product and region as of September 30, 2020.

As set forth in the table above, during the third quarter of 2020, consumer relief programs, excluding TDRs, had approximately 0.6 million of loan modifications, with associated enrollment balances of approximately $2.1 billion. For the nine months ended September 30, 2020, Citi’s consumer relief programs had approximately 4.6 million of loan modifications with approximately $23.6 billion of associated enrollment balances, excluding TDRs. Approximately $5.9 billion of loans under the consumer loan relief programs were outstanding as of September 30, 2020, representing approximately 2% of Citi’s total consumer loan balance.
Citi’s North America credit card programs had the largest number of loan modifications. As these credit card relief programs were introduced during the first half of 2020, and offered a deferral of minimum payments for two to four payment cycles, most customers rolled off the programs. By the end of the third quarter, approximately 89% of credit card customers had rolled off these programs, of which approximately 86% have continued to make payments. As of September 30, 2020, Citi had approximately $0.9 billion of loan balances outstanding under the credit card relief programs. For customers enrolled in mortgage forbearance programs, Citi’s subservicer offered payment deferrals for up to 12 months, and by the end of the third quarter, approximately 23% of mortgage customers had rolled off the program, of which approximately 88% have continued to make payments. As of September 30, 2020, Citi had approximately $2.2 billion of mortgage loan balances outstanding. As of September 30, 2020, Citi had approximately $3.6 billion of loan balances outstanding under its consumer relief programs in North America.
In Asia, approximately 91% of customers had rolled off the consumer relief programs as of September 30, 2020, of which approximately 94% have continued to make payments. As of September 30, 2020, Citi had approximately $1.2 billion of loan balances outstanding under Asia consumer relief programs.
In Mexico, approximately 93% of customers had rolled off the consumer relief programs as of September 30, 2020, of which approximately 90% have continued to make payments. As of September 30, 2020, Citi had approximately $1.2 billion of loan balances outstanding under Mexico consumer relief programs.

Citi Corporate Loan Relief Programs
Citi has modified the contractual terms of corporate loans to certain borrowers impacted by the pandemic, primarily commercial banking (small business) and private bank customers. These modifications consist primarily of deferrals in the payment of principal and/or interest that Citi has provided during the second and third quarters of 2020 in response to borrower requests, as well as those provided pursuant to government-mandated relief programs.
The table below shows Citi’s outstanding corporate loan modifications, excluding TDRs. Approximately $1.4 billion of the $8.2 billion presented below relates to modifications provided in the third quarter.

	September 30, 2020
In millions of dollars	Total credit exposure	Funded	Unfunded
Corporate loans	$6,127	$5,305	$822
Private bank loans	2,117	2,105	12
Total corporate	$8,244	$7,410	$834

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

For the remainder of 2020, Citi expects that overall revenues, including GCB, ICG and Corporate/Other revenues, will likely continue to be adversely impacted by the lower interest rate environment. GCB and ICG revenues will also be affected by the challenging macroeconomic and market conditions, including the effects related to the severity and duration of the pandemic as well as the responses of governments, customers and clients. In particular, each GCB region is expected to continue to experience the adverse impacts from the pandemic on customer activity, including lower card purchase sales and loan volumes, while Latin America GCB is also likely to continue to experience a more pronounced impact from macroeconomic weakness in Mexico. Citi also expects that ICG Markets and investment banking revenues will continue to reflect overall market conditions, including a normalization of business trends compared to the first nine months of 2020 and a seasonal decline in the fourth quarter.
In addition, Citi expects to incur higher expenses, as it continues to accelerate its investments in infrastructure, risk management and controls, including its efforts to improve the risk and control environment, as well as to comply with the consent orders (see “Executive Summary” above). Citi’s expenses will also be impacted by uncertainties related to the pandemic, including its continued efforts to protect and support employees and to support customers and clients digitally.
Moreover, in the near term, Citi expects to experience net credit losses similar to the third quarter of 2020, although this may vary by business and region and is dependent on future macroeconomic conditions. If Citi’s third quarter of 2020 macroeconomic forecast assumptions are realized, the Company does not expect additional reserve builds on its existing portfolios (for additional information, see “Significant Accounting Policies and Significant Estimates” below); however, the overall level of reserves remains dependent on the evolving economic and public health environments relative to this forecast, as well as new lending volumes. For additional information about significant risks to Citi from the pandemic, see “Risk Factors” below.

Citi’s Allowance for Credit Losses (ACL)
The table below shows the impact of Citi’s adoption of CECL as of January 1, 2020 and the ACL during the first, second and third quarters of 2020. For information on the drivers of Citi’s ACL build in the third quarter, see “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below. For additional information on Citi’s accounting policy on accounting for credit losses under CECL, see Note 14 to the Consolidated Financial Statements and Note 1 in Citi’s First Quarter of 2020 Form 10-Q.

	Allowance for credit losses (ACL)
In millions of dollars	Balance Dec. 31, 2019	CECL transition impact	1Q20 build	1Q20 FX/Other	Balance Mar. 31, 2020	2Q20 build	2Q20 FX/Other	Balance Jun. 30, 2020	3Q20 build/(release)	3Q20 FX/Other	Balance Sept. 30, 2020	ACLL/EOP loans Sept. 30, 2020(1)
Cards(1)	$8,419	$4,456	$2,420	$(215)	$15,080	$1,572	$50	$16,702	$(21)	$56	$16,737	11.42%
All other GCB	1,200	566	413	(217)	1,962	388	36	2,386	(67)	52	2,371
Global Consumer Banking	$9,619	$5,022	$2,833	$(432)	$17,042	$1,960	$86	$19,088	$(88)	$108	$19,108	7.01%
Institutional Clients Group	2,886	(717)	1,316	(34)	3,451	3,370	3	6,824	106	8	6,938	1.82
Corporate/Other	278	(104)	187	(13)	348	160	—	508	(128)	—	380
Allowance for credit losses on loans (ACLL)	$12,783	$4,201	$4,336	$(479)	$20,841	$5,490	$89	$26,420	$(110)	$116	$26,426	4.00%
Allowance for credit losses on unfunded lending commitments	1,456	(194)	557	(6)	1,813	113	(67)	1,859	424	16	2,299
Other	—	96	2	32	130	79	8	217	(32)	(3)	182
Total allowance for credit losses (ACL)	$14,239	$4,103	$4,895	$(453)	$22,784	$5,682	$30	$28,496	$282	$129	$28,907

(1)    As of September 30, 2020, in North America GCB, Citi-branded cards ACLL/EOP loans was 10.4% and Citi retail services ACLL/EOP loans was 14.2%.

Capital Plan Resubmission and Related Limitations on Capital Distributions
In June 2020, the Federal Reserve Board (FRB) determined that changes in financial markets and macroeconomic outlooks related to the COVID-19 pandemic could have a material effect on the risk profile and financial condition of each firm subject to its capital plan rule, and therefore require updated capital plans. Citigroup resubmitted its capital plan on November 2, 2020.
Through the end of the fourth quarter of 2020, share repurchases continue to be prohibited and dividends continue to be capped and tied to a formula based on recent income. These limitations on capital distributions may be extended by the FRB.
Citi declared common dividends of $0.51 per share for the fourth quarter of 2020 on October 22, 2020, which was not impacted by the FRB’s temporary limitations on capital distributions. For additional information about the capital plan resubmission and related limitations on capital distributions, see “Capital Resources” below.

Certain Key Government Actions in Support of the Economy

U.S. Government-Sponsored Liquidity Programs
During the first quarter of 2020, the FRB introduced several liquidity facilities in response to the funding market volatility caused by the pandemic. Citi has participated in several of the U.S. government-sponsored liquidity programs, including the Money Market Mutual Fund Liquidity Facility (MMLF), the Primary Dealer Credit Facility (PDCF) and Discount Window (DW) in order to facilitate client activity and support the FRB actions to provide additional liquidity into the market. Citi has also participated in the Paycheck Protection Program Lending Facility (PPPLF), which was established to facilitate lending under the SBA’s Paycheck Protection Program (see “Small Business Administration’s Paycheck Protection Program” below). The amounts Citi sourced from these facilities were not significant to Citi’s overall liquidity profile during the third quarter, which remains strong and highly liquid. For additional information about Citi’s liquidity resources, see “Managing Global Risk—Liquidity Risk” below.

U.S. Banking Agencies Regulatory Capital Relief
In response to the pandemic, throughout 2020, the U.S. banking agencies issued several final rules and interim final rules revising the current regulatory capital standards, to provide banking organizations with additional flexibility to support consumers and businesses. Those rules applicable to Citi include:

•Easing of capital distribution limits in the event of regulatory capital buffer breaches, which provides some flexibility to continue distributing capital under certain circumstances.
•Modification of the CECL transition provision to defer the January 1, 2020 capital impact to January 1, 2022 and to provide additional capital relief for ongoing increases in credit reserves. Citi’s reported Common Equity Tier 1 Capital ratio at September 30, 2020, reflecting the modified CECL transition provision, was 43 basis points higher than Citi’s Common Equity Tier 1 Capital ratio, reflecting the full impact of CECL on regulatory capital.
•Temporary Supplementary Leverage ratio (SLR) relief for bank holding companies, commencing in the second quarter of 2020, allowing Citigroup to temporarily expand its balance sheet by excluding U.S. Treasury securities and deposits with the FRB from the SLR denominator. Citigroup’s reported Supplementary Leverage ratio of 6.83% benefited 103 basis points during the third quarter of 2020 as a result of the temporary relief. Excluding the temporary relief, Citigroup’s Supplementary Leverage ratio would have been 5.80%, compared with a 5.0% effective minimum requirement.
•Assigning a 0% risk weight to loans originated under the Paycheck Protection Program.

For additional information about regulatory capital relief provided by the U.S. banking agencies, see “Capital Resources” below.

Troubled Debt Restructuring (TDR) Relief
Under U.S. GAAP, banks are required to assess modifications to a loan’s terms for potential classification as a TDR. A loan to a borrower experiencing financial difficulty is classified as a TDR when a lender grants a concession that it would otherwise not consider, such as a payment deferral or interest concession. In order to encourage banks to work with impacted borrowers, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and U.S. banking agencies have provided relief from TDR accounting. The main benefits of TDR relief include a capital benefit in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; aging of the loans is frozen, i.e., they will continue to be reported in the same delinquency bucket they were in at the time of modification; and the loans are generally not reported as non-accrual during the modification period. The loans included in Citi’s pandemic consumer relief programs are included in Citi’s reserving process under the CECL standard.

Small Business Administration’s Paycheck Protection Program
The Paycheck Protection Program (the Program) authorizes the origination of forgivable loans to small businesses to pay their employees during the pandemic. Loan terms are the same for all businesses. Among other programs, Citi is participating in the Paycheck Protection Program and has funded over 30,000 loans totaling $3.8 billion as of September 30, 2020, with approximately $3.7 outstanding at September 30, 2020. Citi remains committed to supporting small businesses. The processing of loan forgiveness requests under the Program began during the third quarter of 2020 and the timing for processing will determine whether there is significant forgiveness in the fourth quarter of 2020.

RISK FACTORS

Macroeconomic and Other Challenges and Uncertainties Related to the COVID-19 Pandemic Will Likely Continue to Have Negative Impacts on Citi’s Businesses and Results of Operations and Financial Condition.
The COVID-19 pandemic has become global, affecting all of the countries and jurisdictions where Citi operates. The pandemic and responses to it have had, and will likely continue to have, a severe impact on global economic conditions, although the impacts will likely vary from time to time by region, country or state, largely depending on the duration and severity of the public health consequences, including availability of any effective therapeutic or vaccine and public response. These impacts to global economic conditions include, among others:

•sharply reduced U.S. and global economic output, resulting in significant losses of employment and lower consumer spending, cards purchase sales and loan volumes;
•lower interest rates;
•disruption of global supply chains;
•significant disruption and volatility in financial markets;
•closures, reduced activity and failures of many businesses, leading to loss of revenues and net losses; and
•the institution of social distancing and restrictions on movement in and among the United States and other countries.

The pandemic has had, and will likely continue to have, negative impacts on Citi’s businesses, revenues, expenses, credit costs and overall results of operations and financial condition, which could be material. The extent of the impact on Citi’s financial performance and operations, including its ability to execute its business initiatives and strategies, will continue to depend on future developments in the U.S. and globally, which are uncertain and cannot be predicted, including the duration and further spread of the disease, as well as the severity of the economic downturn or any delay or weakness in the economic recovery. The impact will in part be dependent on government and other actions taken to lessen the health and economic repercussions, such as additional fiscal stimulus and/or monetary policy actions, medical investments and advances, restrictions on movement of people, transportation and businesses, and the effectiveness of past and any future fiscal, monetary and other governmental actions.
Ongoing legislative and regulatory changes in the U.S. and globally to address the economic impact from the pandemic, such as consumer and corporate relief measures and continued lower interest rates, could further affect Citi’s businesses, credit costs and results. Citi could also face challenges, including legal and reputational, and scrutiny in its implementation of and ongoing efforts to provide these relief measures. Such implementations and efforts have resulted in, and may continue to result in, litigation, including class actions, and regulatory and government actions and proceedings. Such actions may result in judgments, settlements, penalties and fines adverse to Citi. In addition, the different types of government actions could vary in scale and duration across jurisdictions and regions with varying degrees of effectiveness.
The impact of the pandemic on Citi’s consumer and corporate borrowers will also vary by region, sector or industry, with some borrowers experiencing greater stress levels, which could lead to increased pressure on their results of operations and financial condition, increased borrowings or credit ratings downgrades, thus likely leading to higher credit costs for Citi. In addition, stress levels ultimately experienced by Citi’s borrowers may be different from and more intense than assumptions made in earlier estimates or models used by Citi, resulting in a further increase in Citi’s allowance for credit losses or net credit losses.
The pandemic may not be contained for an extended period of time, due to a further emergence or reemergence of widespread infections. A prolonged health crisis could continue to reduce economic activity in the U.S. and other countries, resulting in additional declines in employment and business and consumer confidence and a prolonged period of lower interest rates. These factors could further negatively impact global economic activity and markets and Citi’s consumer customers and corporate clients; cause a continued decline in Citi’s revenues and the demand for its products and services; and further increase Citi’s credit and other costs. These factors could also cause a continued increase in Citi’s balance sheet, risk-weighted assets and allowance for credit loss reserves, resulting in a decline in regulatory capital ratios or liquidity measures, as well as regulatory demands for higher capital levels and/or limitations or reductions in capital distributions (such as common share repurchases and dividends). Moreover, any disruption or failure of Citi’s performance of, or its ability to perform, key business functions, as a result of the continued spread of COVID-19 or otherwise, could adversely affect Citi’s operations.
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
Further, it is unclear how the macroeconomic business environment or societal norms may be impacted after the pandemic. The post-pandemic environment may undergo unexpected developments or changes in financial markets, the fiscal, monetary, tax and regulatory environments and consumer customer and corporate client behavior. These developments and changes could have an adverse impact on Citi’s results of operations and financial condition. Ongoing business and regulatory uncertainties and changes may make Citi’s longer term business, balance sheet and budget planning more difficult or costly. Citi, its management and its businesses may also experience increased or different competitive and other challenges in this environment. To the extent that it is not able to adapt or compete effectively, Citi could experience loss of business and its results of operations and financial condition could suffer.
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

This page intentionally left blank.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per share amounts	2020	2019	% Change	2020	2019	% Change
Net interest revenue	$10,493	$11,641	(10)%	$33,065	$35,350	(6)%
Non-interest revenue	6,809	6,933	(2)	24,734	20,558	20
Revenues, net of interest expense	$17,302	$18,574	(7)%	$57,799	$55,908	3%
Operating expenses	10,964	10,464	5	31,973	31,548	1
Provisions for credit losses and for benefits and claims	2,262	2,088	8	17,192	6,161	NM
Income from continuing operations before income taxes	$4,076	$6,022	(32)%	$8,634	$18,199	(53)%
Income taxes	815	1,079	(24)	1,522	3,727	(59)
Income from continuing operations	$3,261	$4,943	(34)%	$7,112	$14,472	(51)%
Income (loss) from discontinued operations, net of taxes	(7)	(15)	53	(26)	—	—
Net income before attribution of noncontrolling interests	$3,254	$4,928	(34)%	$7,086	$14,472	(51)%
Net income attributable to noncontrolling interests	24	15	60	18	50	(64)
Citigroup’s net income	$3,230	$4,913	(34)%	$7,068	$14,422	(51)%
Earnings per share
Basic
Income from continuing operations	$1.41	$2.09	(33)%	$2.98	$5.92	(50)%
Net income	1.41	2.09	(33)	2.97	5.92	(50)
Diluted
Income from continuing operations	$1.40	$2.08	(33)%	$2.97	$5.89	(50)%
Net income	1.40	2.07	(32)	2.96	5.89	(50)
Dividends declared per common share	0.51	0.51	—	1.53	1.41	9
Common dividends	$1,074	$1,183	(9)%	$3,226	$3,299	(2)%
Preferred dividends(1)	284	254	12	828	812	2
Common share repurchases	—	5,120	(100)	2,925	12,750	(77)

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Third Quarter			Nine Months
	2020	2019	% Change	2020	2019	% Change
At September 30:
Total assets	$2,234,459	$2,014,802	11%
Total deposits	1,262,623	1,087,769	16
Long-term debt	273,254	242,238	13
Citigroup common stockholders’ equity	175,896	176,893	(1)
Total Citigroup stockholders’ equity	193,876	196,373	(1)
Average assets	2,259,416	2,000,082	13	2,201,915	$1,972,873	12%
Direct staff (in thousands)	209	199	5%
Performance metrics
Return on average assets	0.57%	0.97%		0.43%	0.98%
Return on average common stockholders’ equity(2)	6.7	10.4		4.8	10.2
Return on average total stockholders’ equity(2)	6.7	9.9		4.9	9.8
Return on tangible common equity (RoTCE)(3)	7.9	12.2		5.6	12.0
Efficiency ratio (total operating expenses/total revenues)	63.4	56.3		55.3	56.4
Basel III ratios
Common Equity Tier 1 Capital(4)	11.75%	11.58%
Tier 1 Capital(4)	13.25	13.20
Total Capital(4)	15.66	16.07
Supplementary Leverage ratio	6.83	6.27
Citigroup common stockholders’ equity to assets	7.87%	8.78%
Total Citigroup stockholders’ equity to assets	8.68	9.75
Dividend payout ratio(5)	36	25		52%	24%
Total payout ratio(6)	36	135		99	118
Book value per common share	$84.48	$81.02	4%
Tangible book value (TBV) per share(3)	71.95	69.03	4
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
(3)    For information on RoTCE and TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity” below. RoTCE and TBV are non-GAAP financial measures.
(4)    Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Advanced Approaches framework as of September 30, 2020 and the Basel III Standardized Approach as of September 30, 2019, whereas Citi’s reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework for all periods presented. This reflects the U.S. Basel III requirement to report the lower of risk-based capital ratios under both the Standardized Approach and Advanced Approaches in accordance with the Collins Amendment of the Dodd-Frank Act.
(5)    Dividend payout ratio is calculated as dividends declared per common share as a percentage of net income per diluted share.
(6)    Total payout ratio is calculated as total common dividends declared plus common stock repurchases as a percentage of net income available to common shareholders (Net income, less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 9 to the Consolidated Financial Statements and “Equity Security Repurchases” below for the component details.
NM Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	Third Quarter			Nine Months
In millions of dollars	2020	2019	% Change	2020	2019	% Change
Income (loss) from continuing operations
Global Consumer Banking
North America	$693	$884	(22)%	$(676)	$2,254	NM
Latin America	152	217	(30)	134	667	(80)%
Asia(1)	213	402	(47)	447	1,203	(63)
Total	$1,058	$1,503	(30)%	$(95)	$4,124	NM
Institutional Clients Group
North America	$1,058	$818	29%	$2,614	$2,616	—%
EMEA	893	1,060	(16)	2,421	3,190	(24)
Latin America	108	487	(78)	440	1,546	(72)
Asia	860	864	—	2,950	2,714	9
Total	$2,919	$3,229	(10)%	$8,425	$10,066	(16)%
Corporate/Other	(716)	211	NM	(1,218)	282	NM
Income from continuing operations	$3,261	$4,943	(34)%	$7,112	$14,472	(51)%
Discontinued operations	$(7)	$(15)	53%	$(26)	$—	—%
Less: Net income attributable to noncontrolling interests	24	15	60	18	50	(64)
Citigroup’s net income	$3,230	$4,913	(34)%	$7,068	$14,422	(51)%

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	Third Quarter			Nine Months
In millions of dollars	2020	2019	% Change	2020	2019	% Change
Global Consumer Banking
North America	$4,527	$5,179	(13)%	$14,493	$15,145	(4)%
Latin America	1,027	1,269	(19)	3,276	3,861	(15)
Asia(1)	1,619	1,841	(12)	4,917	5,506	(11)
Total	$7,173	$8,289	(13)%	$22,686	$24,512	(7)%
Institutional Clients Group
North America	$3,920	$3,244	21%	$13,854	$10,145	37%
EMEA	3,085	3,138	(2)	9,947	9,268	7
Latin America	1,141	1,294	(12)	3,766	3,869	(3)
Asia	2,207	2,175	1	7,407	6,642	12
Total	$10,353	$9,851	5%	$34,974	$29,924	17%
Corporate/Other	(224)	434	NM	139	1,472	(91)
Total Citigroup net revenues	$17,302	$18,574	(7)%	$57,799	$55,908	3%
(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
NM Not meaningful

SEGMENT BALANCE SHEET(1)—SEPTEMBER 30, 2020

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$6,156	$75,001	$242,538	$—	$323,695
Securities borrowed and purchased under agreements to resell, net of allowance	174	288,866	318	—	289,358
Trading account assets	2,154	332,604	13,451	—	348,209
Investments, net of allowance	1,080	132,260	314,184	—	447,524
Loans, net of unearned income and allowance for credit losses on loans	253,212	379,936	7,337	—	640,485
Other assets, net of allowance	37,895	105,138	42,155	—	185,188
Net inter-segment liquid assets(4)	134,675	388,941	(523,616)	—	—
Total assets	$435,346	$1,702,746	$96,367	$—	$2,234,459
Liabilities and equity
Total deposits	$325,539	$924,770	$12,314	$—	$1,262,623
Securities loaned and sold under agreements to repurchase	692	206,488	47	—	207,227
Trading account liabilities	1,452	144,942	596	—	146,990
Short-term borrowings	99	27,586	9,754	—	37,439
Long-term debt(3)	1,246	71,762	31,534	168,712	273,254
Other liabilities, net of allowance	19,239	76,272	16,820	—	112,331
Net inter-segment funding (lending)(3)	87,079	250,926	24,583	(362,588)	—
Total liabilities	$435,346	$1,702,746	$95,648	$(193,876)	$2,039,864
Total stockholders’ equity(5)	—	—	719	193,876	194,595
Total liabilities and equity	$435,346	$1,702,746	$96,367	$—	$2,234,459

(1)The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of September 30, 2020. The respective segment information depicts the assets and liabilities managed by each segment as of such date.
(2)Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within Corporate/Other.
(3)The total stockholders’ equity and the majority of long-term debt of Citigroup are reflected on the Citigroup parent company balance sheet. Citigroup allocates stockholders’ equity and long-term debt to its businesses through inter-segment allocations as shown above.
(4)Represents the attribution of Citigroup’s liquid assets (primarily consisting of cash, marketable equity securities and available-for-sale debt securities) to the various businesses based on Liquidity Coverage ratio (LCR) assumptions.
(5)Corporate/Other equity represents noncontrolling interests.

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, Citi-branded cards and, in the U.S., Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia, with 2,321 branches in 19 countries and jurisdictions as of September 30, 2020. At September 30, 2020, GCB had $435 billion in assets and $326 billion in retail banking deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and be the pre-eminent bank for the affluent and emerging affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2020	2019	% Change	2020	2019	% Change
Net interest revenue	$6,251	$7,127	(12)%	$19,857	$21,024	(6)%
Non-interest revenue	922	1,162	(21)	2,829	3,488	(19)
Total revenues, net of interest expense	$7,173	$8,289	(13)%	$22,686	$24,512	(7)%
Total operating expenses	$4,217	$4,368	(3)%	$12,598	$13,255	(5)%
Net credit losses on loans	$1,598	$1,802	(11)%	$5,468	$5,540	(1)%
Credit reserve build (release) for loans	(88)	129	NM	4,701	319	NM
Provision (release) for credit losses on unfunded lending commitments	5	2	NM	4	(1)	NM
Provisions for benefits and claims, HTM debt securities and other assets	45	17	NM	103	48	NM
Provisions for credit losses and for benefits and claims (PBC)	$1,560	$1,950	(20)%	$10,276	$5,906	74%
Income (loss) from continuing operations before taxes	$1,396	$1,971	(29)%	$(188)	$5,351	NM
Income taxes (benefits)	338	468	(28)	(93)	1,227	NM
Income (loss) from continuing operations	$1,058	$1,503	(30)%	$(95)	$4,124	NM
Noncontrolling interests	—	2	NM	(3)	3	NM
Net income (loss)	$1,058	$1,501	(30)%	$(92)	$4,121	NM
Balance Sheet data and ratios (in billions of dollars)
EOP assets	$435	$394	10%
Average assets	434	392	11	$419	$385	9%
Return on average assets	0.97%	1.52%		(0.03)%	1.43%
Efficiency ratio	59	53		56	54
Average retail banking deposits	$320	$277	16	$304	$275	11
Net credit losses as a percentage of average loans	2.33%	2.52%		2.63%	2.63%
Revenue by business
Retail banking	$2,916	$3,117	(6)%	$8,798	$9,425	(7)%
Cards(1)	4,257	5,172	(18)	13,888	15,087	(8)
Total	$7,173	$8,289	(13)%	$22,686	$24,512	(7)%
Income (loss) from continuing operations by business
Retail banking	$346	$492	(30)%	$537	$1,418	(62)%
Cards(1)	712	1,011	(30)	(632)	2,706	NM
Total	$1,058	$1,503	(30)%	$(95)	$4,124	NM
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$7,173	$8,289	(13)%	$22,686	$24,512	(7)%
Impact of FX translation(2)	—	(113)		—	(456)
Total revenues—ex-FX(3)	$7,173	$8,176	(12)%	$22,686	$24,056	(6)%
Total operating expenses—as reported	$4,217	$4,368	(3)%	$12,598	$13,255	(5)%
Impact of FX translation(2)	—	(62)		—	(248)
Total operating expenses—ex-FX(3)	$4,217	$4,306	(2)%	$12,598	$13,007	(3)%
Total provisions for credit losses and PBC—as reported	$1,560	$1,950	(20)%	$10,276	$5,906	74%
Impact of FX translation(2)	—	(28)		—	(111)
Total provisions for credit losses and PBC—ex-FX(3)	$1,560	$1,922	(19)%	$10,276	$5,795	77%
Net income—as reported	$1,058	$1,501	(30)%	$(92)	$4,121	NM
Impact of FX translation(2)	—	(15)		—	(64)
Net income—ex-FX(3)	$1,058	$1,486	(29)%	$(92)	$4,057	NM
(1)Includes both Citi-branded cards and Citi retail services.
(2)Reflects the impact of FX translation into U.S. dollars at the third quarter of 2020 and year-to-date 2020 average exchange rates for all periods presented.
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
At September 30, 2020, North America GCB had 687 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of September 30, 2020, North America GCB had $53.1 billion in retail banking loans and $186.0 billion in retail banking deposits. In addition, North America GCB had $125.5 billion in outstanding card loan balances.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2020	2019	% Change	2020	2019	% Change
Net interest revenue	$4,500	$5,041	(11)%	$14,243	$14,807	(4)%
Non-interest revenue	27	138	(80)	250	338	(26)
Total revenues, net of interest expense	$4,527	$5,179	(13)%	$14,493	$15,145	(4)%
Total operating expenses	$2,444	$2,511	(3)%	$7,326	$7,704	(5)%
Net credit losses on loans	$1,182	$1,350	(12)%	$4,192	$4,175	—%
Credit reserve build (release) for loans	(13)	161	NM	3,848	360	NM
Provision (release) for credit losses on unfunded lending commitments	5	2	NM	4	(1)	NM
Provisions (release) for benefits and claims, HTM debt securities and other assets	(6)	4	NM	18	16	13
Provisions for credit losses and for benefits and claims	$1,168	$1,517	(23)%	$8,062	$4,550	77%
Income (loss) from continuing operations before taxes	$915	$1,151	(21)%	$(895)	$2,891	NM
Income taxes (benefits)	222	267	(17)	(219)	637	NM
Income (loss) from continuing operations	$693	$884	(22)%	$(676)	$2,254	NM
Noncontrolling interests	—	—	—	—	—	—%
Net income (loss)	$693	$884	(22)%	$(676)	$2,254	NM
Balance Sheet data and ratios (in billions of dollars)
Average assets	$274	$235	17%	$261	$230	13%
Return on average assets	1.01%	1.49%		(0.35)%	1.31%
Efficiency ratio	54	48		51	51
Average retail banking deposits	$182	$154	18	$172	$152	13
Net credit losses as a percentage of average loans	2.63%	2.84%		3.03%	2.99%
Revenue by business
Retail banking	$1,113	$1,131	(2)%	$3,365	$3,421	(2)%
Citi-branded cards	2,061	2,334	(12)	6,626	6,726	(1)
Citi retail services	1,353	1,714	(21)	4,502	4,998	(10)
Total	$4,527	$5,179	(13)%	$14,493	$15,145	(4)%
Income (loss) from continuing operations by business
Retail banking	$50	$67	(25)%	$(105)	$144	NM
Citi-branded cards	427	441	(3)	(483)	1,187	NM
Citi retail services	216	376	(43)	(88)	923	NM
Total	$693	$884	(22)%	$(676)	$2,254	NM

NM Not meaningful

3Q20 vs. 3Q19
Net income decreased 22%, as lower cost of credit and lower expenses were more than offset by lower revenues.
Revenues decreased 13%, reflecting lower revenues in Citi retail services, Citi-branded cards and retail banking, primarily reflecting the continued impact of the COVID-19 pandemic.
Retail banking revenues decreased 2%, as the benefit of stronger deposit volumes and an improvement in mortgage revenues were more than offset by lower deposit spreads, reflecting lower interest rates. Average deposits increased 19%, driven by a combination of factors, including government stimulus payments and a reduction in overall consumer spending related to the pandemic, as well as continued strategic efforts to drive organic growth.
Cards revenues decreased 16%. Citi-branded cards revenues decreased 12%, reflecting lower purchase sales and higher payment rates driving lower average loans. Average loans decreased 10% and purchase sales decreased 9%, reflecting the continued impact of the pandemic on customer activity.
Citi retail services revenues decreased 21%, primarily reflecting lower average loans and higher contractual partner payments. (For additional information on partner payments, see Note 5 to the Consolidated Financial Statements). Average loans were down 10% and purchase sales declined 8%, reflecting the continued impact of the pandemic on customer activity.
Expenses decreased 3%, as lower volume-related expenses, reductions in marketing and other discretionary expenses, as well as efficiency savings, more than offset higher pandemic-related expenses.
Provisions of $1.2 billion decreased 23% from the prior-year period, driven by lower net credit losses, as well as a modest reserve release. Net credit losses decreased 12%, primarily driven by lower net credit losses in Citi retail services (down 16% to $504 million) and Citi-branded cards (down 9% to $647 million), primarily reflecting lower loan volumes as well as higher payment rates given high levels of liquidity, lower spending and the benefits of relief programs. The ACL net release in the third quarter was $8 million, primarily reflecting lower loan volumes (compared to a build of $163 million in the prior-year period under prior accounting standards).
For additional information on North America GCB’s retail banking, and its Citi-branded cards and Citi retail services portfolios, see “Credit Risk—Consumer Credit” below.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1 and 14 to the Consolidated Financial Statements.
For additional information about trends, uncertainties and risks related to the pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above.

2020 YTD vs. 2019 YTD
Year-to-date, North America GCB experienced similar trends to those described above. Net loss was $676 million, compared to net income of $2.3 billion in the prior-year period, as significantly higher cost of credit and lower revenues were partially offset by lower expenses.
Revenues decreased 4%, reflecting lower revenues in Citi retail services, Citi-branded cards and retail banking. Retail banking revenues decreased 2%, driven by the same factors described above. Cards revenues decreased 5%. In Citi-branded cards, revenues decreased 1%, driven by the same factors described above. Citi retail services revenues decreased 10%, driven by the same factors described above.
Expenses decreased 5%, driven by the same factors described above.
Provisions of $8.1 billion increased 77% from the prior-year period, driven by a higher ACL build. Net credit losses were largely unchanged. The ACL build was $3.9 billion, primarily reflecting the impact of deterioration in Citi’s macroeconomic outlook in each of the first and second quarters of 2020, primarily driven by the pandemic, on estimated lifetime credit losses under CECL (compared to a build of $359 million in the prior-year period under prior accounting standards), partially offset by the impact of a change in estimate effected by a change in accounting principle for third-party collection costs (see “Significant Accounting Policies and Significant Estimates” below).

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking and Citi-branded card products to retail and small business customers in Mexico through Citibanamex, one of Mexico’s largest banks.
At September 30, 2020, Latin America GCB had 1,401 retail branches in Mexico, with $9.2 billion in retail banking loans and $22.2 billion in deposits. In addition, the business had $4.3 billion in outstanding card loan balances.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2020	2019	% Change	2020	2019
Net interest revenue	$697	$913	(24)%	$2,339	$2,708	(14)%
Non-interest revenue	330	356	(7)	937	1,153	(19)
Total revenues, net of interest expense	$1,027	$1,269	(19)%	$3,276	$3,861	(15)%
Total operating expenses	$655	$724	(10)%	$1,958	$2,101	(7)%
Net credit losses on loans	$228	$275	(17)%	$714	$850	(16)%
Credit reserve build (release) for loans	(116)	(34)	NM	351	(33)	NM
Provision for credit losses on unfunded lending commitments	—	—	—	—	—	—
Provisions for benefits and claims, HTM debt securities and other assets	47	13	NM	78	32	NM
Provisions for credit losses and for benefits and claims (PBC)	$159	$254	(37)%	$1,143	$849	35%
Income from continuing operations before taxes	$213	$291	(27)%	$175	$911	(81)%
Income taxes	61	74	(18)	41	244	(83)
Income from continuing operations	$152	$217	(30)%	$134	$667	(80)%
Net income	$152	$217	(30)%	$134	$667	(80)%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$31	$35	(11)%	$32	$34	(6)%
Return on average assets	1.95%	2.46%		0.56%	2.62%
Efficiency ratio	64	57		60	54
Average deposits	$23	$23	—	$22	$23	(4)
Net credit losses as a percentage of average loans	6.67%	6.42%		6.58%	6.65%
Revenue by business
Retail banking	$737	$851	(13)%	$2,225	$2,653	(16)%
Citi-branded cards	290	418	(31)	1,051	1,208	(13)
Total	$1,027	$1,269	(19)%	$3,276	$3,861	(15)%
Income (loss) from continuing operations by business
Retail banking	$92	$134	(31)%	$67	$459	(85)%
Citi-branded cards	60	83	(28)	67	208	(68)
Total	$152	$217	(30)%	$134	$667	(80)%
FX translation impact
Total revenues—as reported	$1,027	$1,269	(19)%	$3,276	$3,861	(15)%
Impact of FX translation(1)	—	(128)		—	(394)
Total revenues—ex-FX(2)	$1,027	$1,141	(10)%	$3,276	$3,467	(6)%
Total operating expenses—as reported	$655	$724	(10)%	$1,958	$2,101	(7)%
Impact of FX translation(1)	—	(70)		—	(202)
Total operating expenses—ex-FX(2)	$655	$654	—%	$1,958	$1,899	3%
Provisions for credit losses and PBC—as reported	$159	$254	(37)%	$1,143	$849	35%
Impact of FX translation(1)	—	(29)		—	(99)
Provisions for credit losses and PBC—ex-FX(2)	$159	$225	(29)%	$1,143	$750	52%
Net income (loss)—as reported	$152	$217	(30)%	$134	$667	(80)%
Impact of FX translation(1)	—	(20)		—	(64)
Net income (loss)—ex-FX(2)	$152	$197	(23)%	$134	$603	(78)%
(1)Reflects the impact of FX translation into U.S. dollars at the third quarter of 2020 and year-to-date 2020 average exchange rates for all periods presented.
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

3Q20 vs. 3Q19
Net income decreased 23%, reflecting lower revenues, partially offset by lower cost of credit, while expenses were largely unchanged.
Revenues decreased 10%, reflecting lower retail banking and cards revenues, largely reflecting the continued impact of the pandemic and the ongoing slowdown in overall economic growth and industry volumes in Mexico.
Retail banking revenues decreased 4%, driven by a decline in loan volumes and lower deposit spreads, partially offset by deposit growth. Average deposits were up 13%, while average loans decreased 7%, reflecting the impact of the pandemic on customer activity, as well as the ongoing economic slowdown.
Cards revenues decreased 23%, primarily driven by lower purchase sales (down 21%) and lower average loans (down 12%), reflecting the impact of the pandemic on customer activity and the ongoing economic slowdown.
Expenses were largely unchanged, as efficiency savings were offset by ongoing investment spending and episodic items.
Provisions of $159 million decreased 29%, reflecting a higher allowance for credit loss (ACL) release and lower net credit losses. Net credit losses decreased 7%, primarily driven by lower average loans. The ACL release in the third quarter was $116 million, primarily reflecting lower loan volumes, as well as the impact of a change in estimate effected by a change in accounting principle for third-party collection costs (compared to a release of $30 million in the prior-year period under prior accounting standards). See “Significant Accounting Policies and Significant Estimates” below.
For additional information on Latin America GCB’s retail banking and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1 and 14 to the Consolidated Financial Statements.
For additional information about trends, uncertainties and risks related to the pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above.

2020 YTD vs. 2019 YTD
Net income decreased 78%, reflecting significantly higher cost of credit, lower revenues and higher expenses.
Revenues decreased 6%. Excluding the impact of a residual gain (approximately $30 million) in the prior-year period on the sale of an asset management business, revenues decreased 5%, reflecting lower revenues in both retail banking and cards. Retail banking revenues decreased 5% (excluding the gain on sale in the prior-year period), driven by the same factors described above. Cards revenues decreased 3%, driven by the same factors described above.
Expenses increased 3%, as ongoing investment spending and episodic items were partially offset by efficiency savings.
Provisions of $1.1 billion increased 52%, driven by a higher ACL build, partially offset by lower net credit losses. Net credit losses decreased 6%, primarily driven by the same factors described above. The ACL build was $351 million, primarily reflecting the impact of deterioration in Citi’s macroeconomic outlook in each of the first and second quarters of 2020, primarily driven by the pandemic, on estimated lifetime credit losses under CECL (compared to a release of $31 million in the prior-year period under prior accounting standards). The increase was partially offset by the impact of a change in estimate effected by a change in accounting principle for third-party collection costs.

ASIA GCB
Asia GCB provides traditional retail banking and Citi-branded card products to retail and small business customers. During the third quarter of 2020, Asia GCB’s most significant revenues in Asia were from Hong Kong, Singapore, South Korea, Taiwan, India, Australia, Thailand, Philippines, China and Indonesia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily the United Arab Emirates, Poland and Russia.
At September 30, 2020, on a combined basis, the businesses had 233 retail branches, $63.5 billion in retail banking loans and $117.4 billion in deposits. In addition, the businesses had $16.8 billion in outstanding card loan balances.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted(1)	2020	2019	% Change	2020	2019
Net interest revenue	$1,054	$1,173	(10)%	$3,275	$3,509	(7)%
Non-interest revenue	565	668	(15)	1,642	1,997	(18)
Total revenues, net of interest expense	$1,619	$1,841	(12)%	$4,917	$5,506	(11)%
Total operating expenses	$1,118	$1,133	(1)%	$3,314	$3,450	(4)%
Net credit losses on loans	$188	$177	6%	$562	$515	9%
Credit reserve build (release) for loans	41	2	NM	502	(8)	NM
Provisions for HTM debt securities and other assets	4	—	—	7	—	—
Provisions for credit losses	$233	$179	30%	$1,071	$507	NM
Income from continuing operations before taxes	$268	$529	(49)%	$532	$1,549	(66)%
Income taxes	55	127	(57)	85	346	(75)
Income from continuing operations	$213	$402	(47)%	$447	$1,203	(63)%
Noncontrolling interests	—	2	(100)	(3)	3	NM
Net income	$213	$400	(47)%	$450	$1,200	(63)%
Balance Sheet data and ratios (in billions of dollars)
Average assets	$129	$122	6%	$126	$121	4%
Return on average assets	0.66%	1.30%		0.48%	1.33%
Efficiency ratio	69	62		67	63
Average deposits	$115	$101	14	$110	$100	10
Net credit losses as a percentage of average loans	0.94%	0.90%		0.95%	0.88%
Revenue by business
Retail banking	$1,066	$1,135	(6)%	$3,208	$3,351	(4)%
Citi-branded cards	553	706	(22)	1,709	2,155	(21)
Total	$1,619	$1,841	(12)%	$4,917	$5,506	(11)%
Income from continuing operations by business
Retail banking	$204	$291	(30)%	$575	$815	(29)%
Citi-branded cards	9	111	(92)	(128)	388	NM
Total	$213	$402	(47)%	$447	$1,203	(63)%
FX translation impact
Total revenues—as reported	$1,619	$1,841	(12)%	$4,917	$5,506	(11)%
Impact of FX translation(2)	—	15		—	(62)
Total revenues—ex-FX(3)	$1,619	$1,856	(13)%	$4,917	$5,444	(10)%
Total operating expenses—as reported	$1,118	$1,133	(1)%	$3,314	$3,450	(4)%
Impact of FX translation(2)	—	8		—	(46)
Total operating expenses—ex-FX(3)	$1,118	$1,141	(2)%	$3,314	$3,404	(3)%
Provisions for credit losses—as reported	$233	$179	30%	$1,071	$507	NM
Impact of FX translation(2)	—	1		—	(12)
Provisions for credit losses—ex-FX(3)	$233	$180	29%	$1,071	$495	NM
Net income—as reported	$213	$400	(47)%	$450	$1,200	(63)%
Impact of FX translation(2)	—	5		—	—
Net income—ex-FX(3)	$213	$405	(47)%	$450	$1,200	(63)%
(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)    Reflects the impact of FX translation into U.S. dollars at the third quarter of 2020 and year-to-date 2020 average exchange rates for all periods presented.
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

3Q20 vs. 3Q19
Net income decreased 47%, reflecting lower revenues and higher cost of credit, partially offset by lower expenses.
Revenues decreased 13%, reflecting lower cards and retail banking revenues, largely due to the continued impact of the pandemic.
Retail banking revenues decreased 7%, primarily driven by lower deposit spreads due to lower interest rates and lower insurance revenues, partially offset by stronger deposit volumes and higher investment revenues. Average deposits increased 13% and average loans increased 4%. Assets under management increased 1% and investment sales increased 43%. Retail lending revenues increased 3%, reflecting growth in mortgages.
Cards revenues decreased 23%, primarily driven by lower purchase sales (down 17%) and lower average loans (down 11%), reflecting the impact of the pandemic on customer activity, including from lower travel spend in the region, given Citi’s skew to an affluent client base and a greater proportion of fee revenues coming from travel-related interchange and foreign transaction fees.
Expenses decreased 2%, as lower marketing and other discretionary expenses, lower volume-related costs, as well as efficiency savings, were partially offset by ongoing investment spending.
Provisions of $233 million increased 29%, driven by a higher allowance for credit losses (ACL) build as well as higher net credit losses. Net credit losses increased 6%, as pandemic lockdowns and the deterioration in the macro-environment impacted credit performance. The ACL build in the third quarter was $41 million, reflecting an increase in the qualitative management adjustment component of the reserve to reflect the potential for a higher level of stress and/or somewhat slower economic recovery (compared to a build of $2 million in the prior-year period under prior accounting standards). The increase was partially offset by the impact of a change in estimate effected by a change in accounting principle for third-party collection costs, as well as lower card loan volumes (see “Significant Accounting Policies and Significant Estimates” below).
For additional information on Asia GCB’s retail banking portfolios and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1 and 14 to the Consolidated Financial Statements.
For additional information about trends, uncertainties and risks related to the pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above.

2020 YTD vs. 2019 YTD
Year-to-date, Asia GCB experienced similar trends to those described above. Net income decreased 63%, driven by lower revenues and higher cost of credit, partially offset by lower expenses.
Revenues decreased 10%, driven by a decline in both retail banking and cards revenues. Retail banking revenues decreased 3%, as growth in deposits and higher fees on investments and foreign currency transactions due to higher volumes and volatility were more than offset by lower deposit spreads, insurance revenues and the one-time gain in the prior-year period. Retail lending revenues increased 5%, reflecting growth in mortgages. Cards revenues decreased 20%, driven by the same factors described above, as well as a small one-time gain in the prior-year period.
Expenses decreased 3%, driven by the same factors described above.
Provisions of $1.1 billion increased $576 million from the prior-year period, driven by a higher ACL build and higher net credit losses. NCLs increased 11%, driven by the same factors described above. The ACL build was $502 million, primarily reflecting the impact of deterioration in Citi’s macroeconomic outlook in each of the first and second quarters of 2020, primarily driven by the pandemic, on estimated lifetime credit losses under CECL (compared to a release of $10 million in the prior-year period under prior accounting standards). The increase was partially offset by the impact of a change in estimate effected by a change in accounting principle for third-party collection costs.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 97 countries and jurisdictions. At September 30, 2020, ICG had $1.7 trillion in assets and $925 billion in deposits, while two of its businesses—securities services and issuer services—managed $21.5 trillion in assets under custody compared to $20.3 trillion at December 31, 2019 and $20.4 trillion at June 30, 2020.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2020	2019	% Change	2020	2019
Commissions and fees	$1,099	$1,126	(2)%	$3,348	$3,359	—%
Administration and other fiduciary fees	747	707	6	2,122	2,099	1
Investment banking	1,145	1,045	10	3,902	3,259	20
Principal transactions	2,292	2,583	(11)	11,560	7,157	62
Other(1)	597	319	87	902	1,320	(32)
Total non-interest revenue	$5,880	$5,780	2%	$21,834	$17,194	27%
Net interest revenue (including dividends)	4,473	4,071	10	13,140	12,730	3
Total revenues, net of interest expense	$10,353	$9,851	5%	$34,974	$29,924	17%
Total operating expenses	$5,778	$5,611	3%	$17,521	$16,778	4%
Net credit losses on loans	$326	$110	NM	$777	$279	NM
Credit reserve build for loans	106	36	NM	4,792	14	NM
Provision for credit losses on unfunded lending commitments	423	7	NM	1,083	24	NM
Provisions (releases) for credit losses on HTM debt securities and other assets	(17)	—	NM	44	—	NM
Provisions for credit losses	$838	$153	NM	$6,696	$317	NM
Income from continuing operations before taxes	$3,737	$4,087	(9)%	$10,757	$12,829	(16)%
Income taxes	818	858	(5)	2,332	2,763	(16)
Income from continuing operations	$2,919	$3,229	(10)%	$8,425	$10,066	(16)%
Noncontrolling interests	24	8	NM	28	29	(3)
Net income	$2,895	$3,221	(10)%	$8,397	$10,037	(16)%
Balance Sheet data and ratios (in billions of dollars)
EOP assets (in billions of dollars)	$1,703	$1,525	12%
Average assets (in billions of dollars)	1,732	1,511	15	$1,689	$1,489	13%
Return on average assets	0.66%	0.85%		0.66%	0.90%
Efficiency ratio	56	57		50	56
Revenues by region
North America	$3,920	$3,244	21%	$13,854	$10,145	37%
EMEA	3,085	3,138	(2)	9,947	9,268	7
Latin America	1,141	1,294	(12)	3,766	3,869	(3)
Asia	2,207	2,175	1	7,407	6,642	12
Total	$10,353	$9,851	5%	$34,974	$29,924	17%
Income from continuing operations by region
North America	$1,058	$818	29%	$2,614	$2,616	—%
EMEA	893	1,060	(16)	2,421	3,190	(24)
Latin America	108	487	(78)	440	1,546	(72)
Asia	860	864	—	2,950	2,714	9
Total	$2,919	$3,229	(10)%	$8,425	$10,066	(16)%

Average loans by region (in billions of dollars)
North America	$198	$189	5%	$204	$187	9%
EMEA	88	88	—	89	86	3
Latin America	40	39	3	40	41	(2)
Asia	71	73	(3)	72	73	(1)
Total	$397	$389	2%	$405	$387	5%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$659	$548	20%
All other ICG businesses	266	247	8
Total	$925	$795	16%

(1)    The second quarter of 2019 includes an approximate $350 million gain on Citi’s investment in Tradeweb.
NM Not meaningful

ICG Revenue Details

	Third Quarter			Nine Months		% Change
In millions of dollars	2020	2019	% Change	2020	2019
Investment banking revenue details
Advisory	$163	$276	(41)%	$778	$886	(12)%
Equity underwriting	484	247	96	1,155	733	58
Debt underwriting	740	705	5	2,567	2,246	14
Total investment banking	$1,387	$1,228	13%	$4,500	$3,865	16%
Treasury and trade solutions	2,394	2,559	(6)	7,124	7,685	(7)
Corporate lending—excluding gains (losses) on loan hedges(1)	538	715	(25)	1,632	2,189	(25)
Private bank—excluding gains (losses) on loan hedges(1)	938	867	8	2,843	2,613	9
Total Banking revenues (ex-gains (losses) on loan hedges)	$5,257	$5,369	(2)%	$16,099	$16,352	(2)%
Gains (losses) on loan hedges(1)	$(124)	$(33)	NM	$261	$(339)	NM
Total Banking revenues (including gains (losses) on loan hedges), net of interest expense	$5,133	$5,336	(4)%	$16,360	$16,013	2%
Fixed income markets(2)	$3,788	$3,211	18%	$14,169	$9,986	42%
Equity markets	875	760	15	2,814	2,392	18
Securities services	631	664	(5)	1,895	1,984	(4)
Other	(74)	(120)	38	(264)	(451)	41
Total Markets and securities services revenues, net of interest expense	$5,220	$4,515	16%	$18,614	$13,911	34%
Total revenues, net of interest expense	$10,353	$9,851	5%	$34,974	$29,924	17%
Commissions and fees	$159	$194	(18)%	$502	$566	(11)%
Principal transactions(3)	2,178	2,080	5	9,736	6,327	54
Other(2)	301	183	64	472	866	(45)
Total non-interest revenue	$2,638	$2,457	7%	$10,710	$7,759	38%
Net interest revenue	1,150	754	53	3,459	2,227	55
Total fixed income markets(4)	$3,788	$3,211	18%	$14,169	$9,986	42%
Rates and currencies	$2,520	$2,491	1%	$10,136	$7,011	45%
Spread products/other fixed income	1,268	720	76	4,033	2,975	36
Total fixed income markets	$3,788	$3,211	18%	$14,169	$9,986	42%
Commissions and fees	$279	$287	(3)%	$946	$854	11%
Principal transactions(3)	125	388	(68)	1,092	791	38
Other	267	2	NM	277	19	NM
Total non-interest revenue	$671	$677	(1)%	$2,315	$1,664	39%
Net interest revenue	204	83	NM	499	728	(31)
Total equity markets(4)	$875	$760	15%	$2,814	$2,392	18%

(1)    Credit derivatives are used to economically hedge a portion of the private bank and corporate loan portfolio that includes both accrual loans and loans at fair value. Gains (losses) on loan hedges include the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the private bank and corporate lending revenues to reflect the cost of credit protection. Gains (losses) on loan hedges include $(116) million and $224 million related to the corporate loan portfolio and $(8) million and $37 million related to the private bank for the three and nine months ended September 30, 2020, respectively. All of gains (losses) on loan hedges are related to corporate loan portfolio for the three and nine months ended September 30, 2019, respectively. Citigroup’s results of operations excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.
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

3Q20 vs. 3Q19
Net income decreased 10%, as higher credit costs and higher expenses were partially offset by higher revenues.
Revenues were up 5%, reflecting higher Markets and securities services revenues (increase of 16%), partially offset by lower Banking revenues (decline of 4% including the impact of losses on loan hedges). Excluding the impact of losses on loan hedges, Banking revenues were down 2%, driven by lower revenues in treasury and trade solutions and corporate lending, partially offset by higher revenues in investment banking and the private bank. Markets and securities services revenues were up 16%, reflecting higher revenues in both fixed income and equity markets, driven by increased client activity, partially offset by lower revenues in securities services.

Within Banking:

•Investment banking revenues were up 13%, reflecting growth in overall market wallet as well as gains in wallet share. Advisory revenues decreased 41%, largely reflecting a decline in the market wallet. Equity underwriting revenues increased 96%, reflecting growth in North America, EMEA and Asia, driven by continued strength in the market wallet as well as wallet share gains. Debt underwriting revenues increased 5%, reflecting particular strength in North America and Asia, partially offset by EMEA. The increase in revenues was largely driven by a higher market wallet in investment grade debt underwriting.
•Treasury and trade solutions revenues decreased 6%. Excluding the impact of FX translation, revenues decreased 4%, driven by declines in EMEA and Asia, partially offset by growth in North America. The decline in revenues was driven by both the cash and trade businesses. The decline in revenues in the cash business reflected the continued impact of lower interest rates and a slowdown in commercial cards spend driven by the impact of the pandemic, partially offset by strong deposit volumes. Average deposit balances increased 25% (26% excluding the impact of FX translation), reflecting strong client engagement and solid growth across all regions. In trade, revenues were impacted by a decline in trade fees and trade loans, reflecting a slowdown in underlying trade related to the pandemic, partially offset by improved trade spreads.
•Corporate lending revenues decreased 38%, including higher losses on loan hedges, as credit spreads tightened during the quarter. Excluding the impact of losses on loan hedges, revenues decreased 25%, as higher volumes were more than offset by lower spreads. Average loans were up 3% from the prior-year period, reflecting elevated volumes as the business continued to assist clients with sourcing liquidity in the evolving environment. Average loans declined 13% from the prior quarter, largely reflecting repayments.
•Private bank revenues increased 7%. Excluding the impact of losses on loan hedges, revenues increased 8%, reflecting particular strength in Asia and EMEA. The increase was driven by continued strong client activity, particularly in capital markets as well as higher managed investments revenues and higher loan and deposit volumes, partially offset by lower deposit spreads due to the low interest rate environment.

Within Markets and securities services:

•Fixed income markets revenues increased 18%, reflecting strength in North America and EMEA, largely driven by strong client activity in spread products and commodities. Non-interest revenues increased, reflecting higher corporate and investor activity, as volumes remained elevated particularly in spreads products and commodities. Net interest revenues also increased, largely reflecting a change in the mix of trading positions.
Rates and currencies revenues were largely unchanged. Spread products and other fixed income revenues increased 76%, reflecting strong client activity following robust primary issuance, particularly in flow trading and financing products, as well as a more favorable market making environment, as evidenced by spread tightening. Commodities revenues increased, reflecting a more favorable market making environment, as volatility remained elevated, particularly in gold and oil.
•Equity markets revenues increased 15%, driven by higher revenues in cash equities and derivatives, partially offset by lower revenues in prime finance. Equity derivatives revenues increased, reflecting strong client activity and continued market volatility, particularly in North America. Cash equities revenues increased driven by elevated levels of client activity. The decline in prime finance revenues was largely due to lower financing spreads.
•Securities services revenues decreased 5%. Excluding the impact of FX translation, revenues decreased 4%, driven by EMEA and Latin America, as higher deposit volumes were more than offset by lower deposit spreads due to the low interest rate environment.

For additional information on trends in ICG’s deposit and trade loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.

Expenses were up 3%, reflecting continued investments in infrastructure, risk management and controls, higher compensations costs and volume-driven growth, partially offset by efficiency savings.
Provisions increased to $838 million, primarily reflecting a higher ACL build as well as higher net credit losses. Net credit losses were $326 million, compared to $110 million in the prior-year period, largely driven by write-offs across various sectors in both North America and EMEA, primarily reflecting smaller-sized energy and energy-related exposures. The net credit losses were largely offset by the release of previously established ACL reserves.
The ACL build was $529 million, compared to $43 million in the prior-year period under prior accounting standards. The higher build was primarily driven by an increase in the qualitative management adjustment component of the reserve to reflect the potential for a higher level of stress and/or somewhat slower economic recovery.
The ACL build consisted of a $106 million build for funded loans and a $423 million provision on unfunded lending commitments. This relative difference in the builds in part reflected the release of certain reserves held against funded loans and builds against the unfunded lending commitments when the funded loans (particularly under revolving line of credit facilities) were repaid during the quarter. The provision for unfunded lending commitments also was driven by downgrades, and the increase in the qualitative management adjustment noted above.
As of September 30, 2020, reserves held on Citi’s balance sheet represented 1.8% of funded loans, compared to 1.7% as of June 30, 2020, including 5.7% of reserves held against the non-investment grade portion, compared to 4.9% as of June 30, 2020.
For additional information on ICG’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1, 13 and 14 to the Consolidated Financial Statements.
For additional information about trends, uncertainties and risks related to the pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above.

2020 YTD vs. 2019 YTD
Net income decreased 16%, as significantly higher cost of credit and higher expenses were partially offset by higher revenues.
Revenues were up 17%, driven by a 34% increase in Markets and securities services revenues as well as a 2% increase in Banking revenues (including the impact of gains (losses) on loan hedges). Excluding the impact of gains (losses) on loan hedges, Banking revenues declined 2%, as growth in investment banking and the private bank was more than offset by a decrease in treasury and trade solutions and corporate lending. Excluding the pretax gain of approximately $350 million on Citi’s investment in Tradeweb in the prior-year period, Markets and securities services revenues increased 37%, primarily driven by growth in both fixed income markets and equity markets, partially offset by a decline in securities services.

Within Banking:

•Investment banking revenues increased 16%. Advisory revenues decreased 12%, reflecting a decline in the overall market wallet, despite gains in share. Equity underwriting revenues increased 58%, primarily reflecting growth in the market wallet and gains in share. Debt underwriting revenues increased 14%, reflecting growth in the market wallet as well as gains in share.
•Treasury and trade solutions revenues decreased 7%. Excluding the impact of FX translation, revenues decreased 5%, reflecting lower revenues in both cash and trade, driven by the same factors described above.
•Corporate lending revenues were largely unchanged, including gains on loan hedges in the current period compared to losses in the prior-year period. Excluding the impact of gains (losses) on loan hedges, revenues decreased 25%, primarily driven by lower loan spreads and an adjustment to the residual value of a lease financing asset, partially offset by higher loan volumes.
•Private bank revenues increased 10%. Excluding the impact of gains on loan hedges in the current period, revenues increased 9%, reflecting strength across all regions, driven by the same factors described above.

Within Markets and securities services:

•Fixed income markets revenues increased 42%. Excluding the Tradeweb gain in the prior-year period, revenues increased 47%, reflecting higher revenues across all regions, with strong performance across rates and currencies, spread products, and commodities due to the impact of market conditions, including elevated volatility, related to pandemic. Non-interest revenues increased, reflecting higher corporate and investor client activity, as volatility, volumes and spreads remained elevated. Net interest revenues also increased, reflecting lower funding costs as well as a change in the mix of trading positions in support of client activity.
•Equity markets revenues increased 18%, driven largely by higher revenues in both cash equities and equity derivatives, partially offset by lower revenues in prime finance.

•Securities services revenues declined 4% (down 2% excluding the impact of foreign exchange) driven by the same factors described above.

Expenses were up 4%, driven by the same factors described above.
Provisions increased to $6.7 billion, driven by net credit losses of $777 million, compared to $279 million in the prior-year period, and an ACL build of $5.9 billion compared to a modest build in the prior-year period. The increase in net credit losses was driven by the same factors described above.
The increase in the ACL build primarily reflected the impact of a deterioration in the macroeconomic outlook under the CECL standard, driven by the impact of the pandemic across multiple sectors, as well as downgrades in the portfolio over the course of the year. Sectors significantly impacted by the pandemic (including energy and energy-related, aviation, consumer retail, commercial real estate and autos) drove approximately half of the ACL reserve build year-to-date. The ACL build also included an increase in the qualitative management adjustment component of the reserve to reflect the potential for a higher level of stress and/or somewhat slower economic recovery.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At September 30, 2020, Corporate/Other had $96 billion in assets.

	Third Quarter			Nine Months		% Change
In millions of dollars	2020	2019	% Change	2020	2019
Net interest revenue	$(231)	$443	NM	$68	$1,596	(96)%
Non-interest revenue	7	(9)	NM	71	(124)	NM
Total revenues, net of interest expense	$(224)	$434	NM	$139	$1,472	(91)%
Total operating expenses	$969	$485	100%	$1,854	$1,515	22%
Net credit losses (recoveries) on loans	$(5)	$1	NM	$(12)	$5	NM
Credit reserve build (release) for loans	(128)	(16)	NM	223	(62)	NM
Provision (release) for credit losses on unfunded lending commitments	1	—	—%	7	(5)	NM
Provisions (releases) for benefits and claims, HTM debt securities and other assets	(4)	—	NM	2	—	100%
Provisions (release) for credit losses and for benefits and claims	$(136)	$(15)	NM	$220	$(62)	NM
Income (loss) from continuing operations before taxes	$(1,057)	$(36)	NM	$(1,935)	$19	NM
Income taxes (benefits)	(341)	(247)	(38)%	(717)	(263)	NM
Income (loss) from continuing operations	$(716)	$211	NM	$(1,218)	$282	NM
Income (loss) from discontinued operations, net of taxes	(7)	(15)	53%	(26)	—	—%
Net income (loss) before attribution of noncontrolling interests	$(723)	$196	NM	$(1,244)	$282	NM
Noncontrolling interests	—	5	(100)%	(7)	18	NM
Net income (loss)	$(723)	$191	NM	$(1,237)	$264	NM
NM Not meaningful

3Q20 vs. 3Q19
Net loss was $723 million, compared to net income of $191 million in the prior-year period, largely driven by lower revenues and higher expenses, partially offset by lower cost of credit.
Revenues of $(224) million, decreased $658 million, reflecting the wind-down of legacy assets, the impact of lower rates and marks on securities.
Expenses of $969 million, increased significantly, as the wind-down of legacy assets was more than offset by the $400 million civil money penalty (for additional information, see “Executive Summary” above), investments in infrastructure, risk management and controls, and incremental costs associated with the pandemic.
Provisions decreased $121 million to a net benefit of $136 million, primarily driven by an ACL release of $132 million on legacy assets (versus a $16 million release in the prior-year period under prior accounting standards).
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below, and Notes 1 and 14 to the Consolidated Financial Statements.

2020 YTD vs. 2019 YTD
Net loss was $1.2 billion, compared to net income of $264 million in the prior-year period, largely reflecting lower revenues, higher expenses and significantly higher cost of credit.
Revenues decreased 91%, reflecting the same factors described above, partially offset by gains on securities.
Expenses of $1.9 billion increased 22%, driven by the same factors described above.
Provisions of $220 million increased $282 million (versus a release in the prior-year period), primarily driven by an ACL build on legacy assets (versus a release in the prior-year period under prior accounting standards). The ACL build of $223 million primarily reflected the impact of deterioration in Citi’s macroeconomic outlook in each of the first and second quarters of 2020, mainly driven by the pandemic, on estimated lifetime credit losses under CECL (compared to a release of $67 million in the prior-year period under prior accounting standards).

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
During the third quarter of 2020, Citi returned a total of $1.1 billion of capital to common shareholders in the form of common share dividends. On March 15, 2020, Citi announced it had joined other major U.S. banks in suspending stock repurchases to support clients in light of the COVID-19 pandemic. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends—Equity Security Repurchases” below.

Common Equity Tier 1 Capital Ratio
Citi’s reportable Common Equity Tier 1 Capital ratio was 11.8% as of September 30, 2020, compared to 11.6% as of June 30, 2020, both under the Basel III Advanced Approaches framework. Citi’s reportable Common Equity Tier 1 Capital ratio was 11.8% under the Basel III Standardized Approach as of December 31, 2019. Citi’s Common Equity Tier 1 Capital ratio increased from June 30, 2020, largely driven by net income of $3.2 billion and beneficial net movements in Accumulated other comprehensive income (AOCI), partially offset by the return of $1.1 billion of capital to common shareholders in the form of common share dividends, as well as an increase in market risk-weighted assets.
Citi’s Common Equity Tier 1 Capital ratio remained unchanged from year-end 2019, as a net increase in risk-weighted assets and the return of $6.2 billion of capital to common shareholders in the form of share repurchases and dividends were offset by year-to-date net income of $7.1 billion and the relief of the modified CECL transition provision.

Regulatory Capital Relief Resulting from the COVID-19 Pandemic
During the third quarter of 2020, the U.S. banking agencies finalized several prior interim final rules that revised the current regulatory capital standards applicable to Citi, in light of the pandemic. The final rules ease capital distribution limitations in an effort to reduce the impact of using regulatory capital buffers, modify the regulatory capital transition provision related to the Current Expected Credit Losses (CECL) methodology, and neutralize the regulatory capital impact of the Money Market Mutual Fund Liquidity Facility and the Paycheck Protection Program. Each of the final rules are substantially unchanged from the respective interim final rules that preceded them, and are already effective for Citi. For additional information regarding these rules, see “Capital Resources—Regulatory Capital Relief Resulting from the COVID-19 Pandemic” in Citi’s First Quarter of 2020 Form 10-Q and Second Quarter of 2020 Form 10-Q.

Citigroup’s Capital Resources
The following tables set forth Citi’s capital components and ratios:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2020	June 30, 2020	December 31, 2019
Common Equity Tier 1 Capital(2)		$142,234	$139,643	$137,798	$142,234	$139,643	$137,798
Tier 1 Capital		160,387	157,631	155,805	160,387	157,631	155,805
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)		189,499	187,553	181,337	198,153	196,452	193,682
Total Risk-Weighted Assets(3)		1,210,190	1,205,123	1,135,553	1,174,936	1,187,331	1,166,523
Credit Risk(2)		$812,237	$809,748	$771,508	$1,074,436	$1,092,943	$1,107,775
Market Risk		96,873	91,496	57,317	100,500	94,388	58,748
Operational Risk		301,080	303,879	306,728	—	—	—
Common Equity Tier 1 Capital ratio(4)	10.0%	11.75%	11.59%	12.13%	12.11%	11.76%	11.81%
Tier 1 Capital ratio(4)	11.5	13.25	13.08	13.72	13.65	13.28	13.36
Total Capital ratio(4)	13.5	15.66	15.56	15.97	16.86	16.55	16.60

In millions of dollars, except ratios	Effective Minimum Requirement	September 30, 2020	June 30, 2020	December 31, 2019
Quarterly Adjusted Average Total Assets(2)(5)(6)		$2,224,523	$2,228,062	$1,957,039
Total Leverage Exposure(2)(5)(7)		2,347,948	2,367,578	2,507,891
Tier 1 Leverage ratio	4.0%	7.21%	7.07%	7.96%
Supplementary Leverage ratio	5.0	6.83	6.66	6.21

(1)Citi’s effective minimum risk-based capital requirements include the 2.5% Capital Conservation Buffer and the 3.0% GSIB surcharge (all of which must be composed of Common Equity Tier 1 Capital).
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax), deferred tax assets (DTAs) arising from temporary differences, and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust retained earnings and the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses recognized through earnings (pre-tax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in quarterly adjusted average total assets and Total Leverage Exposure. Additionally, the increase in DTAs arising from temporary differences upon the January 1, 2020 adoption date has been deducted from risk-weighted assets (RWA) and will phase in to RWA at 25% per year commencing January 1, 2022.
(3)Commencing with the quarter ended June 30, 2020, loans originated under the Paycheck Protection Program receive a 0% risk weight under the Advanced Approaches and Standardized Approach.
(4)Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Advanced Approaches framework as of September 30, 2020 and June 30, 2020, and the Basel III Standardized Approach as of December 31, 2019, whereas Citi’s reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework for all periods presented.
(5)Commencing with the second quarter of 2020, exposures pledged as collateral pursuant to a non-recourse loan that is provided as part of the Paycheck Protection Program Liquidity Facility are excluded from quarterly adjusted average total assets and Total Leverage Exposure.
(6)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(7)Supplementary Leverage ratio denominator. Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excludes U.S. Treasuries and deposits at Federal Reserve Banks. For additional information, see “Capital Resources—Regulatory Capital Relief Resulting from the COVID-19 Pandemic—Temporary Supplementary Leverage Ratio Relief” in Citi’s Second Quarter of 2020 Form 10-Q.

As indicated in the table above, Citigroup’s risk-based capital ratios at September 30, 2020 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of September 30, 2020.

Components of Citigroup Capital

In millions of dollars	September 30, 2020	December 31, 2019
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$176,047	$175,414
Add: Qualifying noncontrolling interests	141	154
Regulatory capital adjustments and deductions:
Add: CECL transition and 25% provision deferral(2)	5,710	—
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	1,859	123
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	29	(679)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	20,522	21,066
Identifiable intangible assets other than MSRs, net of related DTLs	4,248	4,087
Less: Defined benefit pension plan net assets	949	803
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	12,057	12,370
Total Common Equity Tier 1 Capital (Advanced Approaches and Standardized Approach)	$142,234	$137,798
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$17,829	$17,828
Qualifying trust preferred securities(5)	1,393	1,389
Qualifying noncontrolling interests	34	42
Regulatory capital deductions:
Less: Permitted ownership interests in covered funds(6)	1,075	1,216
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(7)	28	36
Total Additional Tier 1 Capital (Advanced Approaches and Standardized Approach)	$18,153	$18,007
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Advanced Approaches and Standardized Approach)	$160,387	$155,805
Tier 2 Capital
Qualifying subordinated debt	$23,878	$23,673
Qualifying trust preferred securities(8)	323	326
Qualifying noncontrolling interests	41	46
Excess of eligible credit reserves over expected credit losses(2)(9)	4,898	1,523
Regulatory capital deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(7)	28	36
Total Tier 2 Capital (Advanced Approaches)	$29,112	$25,532
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$189,499	$181,337
Adjustment for eligible allowance for credit losses(2)(9)	$8,654	$12,345
Total Tier 2 Capital (Standardized Approach)	$37,766	$37,877
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$198,153	$193,682

(1)Issuance costs of $151 million as of September 30, 2020 and $152 million as of December 31, 2019 are related to outstanding noncumulative perpetual preferred stock, are excluded from common stockholders’ equity and are netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax) and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust retained earnings and the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses recognized through earnings (pre-tax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

Footnotes continue on the following page.

(4)Of Citi’s $24.8 billion of net DTAs at September 30, 2020, $15.2 billion was includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $9.6 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of September 30, 2020 was $12.1 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards, which was reduced by $2.5 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital. DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. Citi’s DTAs arising from temporary differences are less than the 10% limitation under the U.S. Basel III rules and therefore not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk weighting at 250%.
(5)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(6)Banking entities are required to be in compliance with the Volcker Rule of the Dodd-Frank Act, which prohibits conducting certain proprietary investment activities and limits their ownership of, and relationships with, covered funds. The U.S. agencies issued a revised Volcker Rule 2.0 in November 2019 that removes permitted investments in third-party covered funds from capital deduction requirements, among other changes. Upon the removal of the capital deduction, permitted investments in third-party covered funds will be included in risk-weighted assets. Mandatory compliance with the revised Volcker Rule 2.0 is required by January 1, 2021, with early adoption permitted, in whole or in part, beginning January 1, 2020. Additionally, the U.S. agencies issued a revised Volcker Rule 2.1 in July 2020 that improves and streamlines several “covered funds” requirements, with an effective date of October 1, 2020. Citi continues to deduct from Tier 1 Capital all permitted ownership interests in covered funds for all periods presented.
(7)50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.
(8)Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the U.S. Basel III rules, which will be fully phased-out of Tier 2 Capital by January 1, 2022.
(9)Under the Advanced Approaches framework, eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets, which differs from the Standardized Approach, in which the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets. The total amount of allowance for credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Standardized Approach framework was $13.6 billion and $13.9 billion at September 30, 2020 and December 31, 2019, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Common Equity Tier 1 Capital, beginning of period	$139,643	$137,798
Net income	3,230	7,068
Common and preferred dividends declared	(1,358)	(4,054)
Net change in treasury stock	6	(2,477)
Net change in common stock and additional paid-in capital	96	(77)
Net change in foreign currency translation adjustment net of hedges, net of tax	897	(2,651)
Net change in unrealized gains (losses) on debt securities AFS, net of tax	(282)	3,683
Net change in defined benefit plans liability adjustment, net of tax	246	(117)
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	57	(107)
Net change in excluded component of fair value hedges	(39)	1
Net change in goodwill, net of related DTLs	(247)	544
Net increase in identifiable intangible assets other than MSRs, net of related DTLs	(382)	(161)
Net change in defined benefit pension plan net assets	11	(146)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	256	313
CECL 25% provision deferral	104	2,642
Other	(4)	(25)
Net increase in Common Equity Tier 1 Capital	$2,591	$4,436
Common Equity Tier 1 Capital, end of period (Advanced Approaches and Standardized Approach)	$142,234	$142,234
Additional Tier 1 Capital, beginning of period	$17,988	$18,007
Net change in qualifying perpetual preferred stock	—	1
Net increase in qualifying trust preferred securities	1	4
Net decrease in permitted ownership interests in covered funds	169	141
Other	(5)	—
Net increase in Additional Tier 1 Capital	$165	$146
Tier 1 Capital, end of period (Advanced Approaches and Standardized Approach)	$160,387	$160,387
Tier 2 Capital, beginning of period (Advanced Approaches)	$29,922	$25,532
Net change in qualifying subordinated debt	(830)	205
Net increase in excess of eligible credit reserves over expected credit losses	18	3,375
Other	2	—
Net change in Tier 2 Capital (Advanced Approaches)	$(810)	$3,580
Tier 2 Capital, end of period (Advanced Approaches)	$29,112	$29,112
Total Capital, end of period (Advanced Approaches)	$189,499	$189,499
Tier 2 Capital, beginning of period (Standardized Approach)	$38,821	$37,877
Net change in qualifying subordinated debt	(830)	205
Net decrease in eligible allowance for credit losses	(227)	(316)
Other	2	—
Net decrease in Tier 2 Capital (Standardized Approach)	$(1,055)	$(111)
Tier 2 Capital, end of period (Standardized Approach)	$37,766	$37,766
Total Capital, end of period (Standardized Approach)	$198,153	$198,153

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total Risk-Weighted Assets, beginning of period	$1,205,123	$1,135,553
Changes in Credit Risk-Weighted Assets
Retail exposures(1)	(4,299)	(23,410)
Wholesale exposures(2)	(6,641)	26,321
Repo-style transactions(3)	3,356	14,341
Securitization exposures	(501)	(2,211)
Equity exposures	531	50
Over-the-counter (OTC) derivatives(4)	6,581	15,202
Derivatives CVA(5)	(1,077)	10,575
Other exposures(6)	4,302	(2,082)
Supervisory 6% multiplier	237	1,943
Net increase in Credit Risk-Weighted Assets	$2,489	$40,729
Changes in Market Risk-Weighted Assets
Risk levels(7)	$2,898	$25,018
Model and methodology updates(7)	2,479	14,538
Net increase in Market Risk-Weighted Assets	$5,377	$39,556
Net decrease in Operational Risk-Weighted Assets(8)	$(2,799)	$(5,648)
Total Risk-Weighted Assets, end of period	$1,210,190	$1,210,190

(1)Retail exposures decreased during the three months ended September 30, 2020 primarily driven by lesser spending for qualifying revolving (cards) exposures due to the pandemic. Retail exposures decreased during the nine months ended September 30, 2020 primarily driven by seasonal holiday spending repayments and lesser spending for qualifying revolving (cards) exposures due to the pandemic.
(2)Wholesale exposures decreased during the three months ended September 30, 2020 primarily due to decrease in commercial loans. Wholesale exposures increased during the nine months ended September 30, 2020 primarily due to increases in commercial loans, AFS and HTM securities and rating downgrades partially offset by annual model parameter updates reflecting Citi’s loss experiences.
(3)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the three months ended September 30, 2020 mainly driven by increase in exposure. Repo-style transactions increased during the nine months ended September 30, 2020 mainly driven by market volatility and increase in exposure.
(4)OTC derivatives increased during the three and nine months ended September 30, 2020 primarily due to an increase in exposure for bilateral derivatives.
(5)Derivatives CVA decreased during the three months ended September 30, 2020 primarily driven by decrease in market volatility. Derivatives CVA increased during the nine months ended September 30, 2020 primarily due to widening credit spreads and market volatility.
(6)Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the three months ended September 30, 2020 primarily due to increases in other assets and cleared derivative transactions.
(7)Market risk-weighted assets increased during the three months ended September 30, 2020 primarily due to an increase in exposure subject to standard specific risk charges. Market risk-weighted assets increased during the nine months ended September 30, 2020 primarily driven by increases in market volatility due to the pandemic.
(8)Operational risk-weighted assets decreased during the three and nine months ended September 30, 2020 primarily due to changes in operational loss severity and frequency.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total Risk-Weighted Assets, beginning of period	$1,187,331	$1,166,523
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	(24,514)	(37,677)
Repo-style transactions(2)	(10,424)	7,166
Securitization exposures	1,144	(64)
Equity exposures	363	(118)
Over-the-counter (OTC) derivatives(3)	2,522	10,824
Other exposures(4)	6,249	(6,827)
Off-balance sheet exposures(5)	6,153	(6,643)
Net decrease in Credit Risk-Weighted Assets	$(18,507)	$(33,339)
Net Increase in Market Risk-Weighted Assets
Risk levels(6)	$3,633	$27,214
Model and methodology updates(6)	2,479	14,538
Net increase in Market Risk-Weighted Assets	$6,112	$41,752
Total Risk-Weighted Assets, end of period	$1,174,936	$1,174,936

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three months ended September 30, 2020 primarily due to reductions in commercial loans and lesser spending for qualifying revolving (cards) exposures due to the pandemic. General credit risk exposures decreased during the nine months ended September 30, 2020 primarily due to seasonal holiday spending repayments and lesser spending for qualifying revolving (cards) exposures due to the pandemic.
(2)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three months ended September 30, 2020, primarily due to volume and exposure driven decreases. Repo-style transactions increased during the nine months ended September 30, 2020, primarily due to volume and exposure driven increases.
(3)OTC derivatives increased during the three and nine months ended September 30, 2020, primarily due to an increase in exposure for bilateral derivatives.
(4)Other exposures include cleared transactions, unsettled transactions, and other assets. Other exposures increased during the three months ended September 30, 2020 primarily due to increases in other assets and cleared derivative transactions. Other exposures decreased during the nine months ended September 30, 2020 primarily due to decreases in cleared derivative transactions and excess of credit reserves not included in Tier 2 capital that are eligible for RWA reduction.
(5)Off-balance sheet exposures increased during the three months ended September 30, 2020, primarily due to an increase in loan commitments. Off-balance sheet exposures decreased during the nine months ended September 30, 2020 primarily due to a reduction in loan commitments.
(6)Market risk-weighted assets increased during the three months ended September 30, 2020 primarily due to an increase in exposure subject to standard specific risk charges. Market risk-weighted assets increased during the nine months ended September 30, 2020 primarily driven by increases in market volatility due to the pandemic.

Supplementary Leverage Ratio
The following table sets forth Citi’s Supplementary Leverage ratio and related components:

In millions of dollars, except ratios	September 30, 2020	June 30, 2020	December 31, 2019
Tier 1 Capital	$160,387	$157,631	$155,805
Total Leverage Exposure
On-balance sheet assets(1)(2)(3)	$1,844,681	$1,878,949	$1,996,617
Certain off-balance sheet exposures:(4)
Potential future exposure on derivative contracts	174,676	163,829	169,478
Effective notional of sold credit derivatives, net(5)	33,103	37,867	38,481
Counterparty credit risk for repo-style transactions(6)	18,095	20,641	23,715
Unconditionally cancellable commitments	71,338	71,887	70,870
Other off-balance sheet exposures	244,934	233,089	248,308
Total of certain off-balance sheet exposures	$542,146	$527,313	$550,852
Less: Tier 1 Capital deductions	(38,879)	(38,684)	(39,578)
Total Leverage Exposure(3)	$2,347,948	$2,367,578	$2,507,891
Supplementary Leverage ratio	6.83%	6.66%	6.21%

(1)Represents the daily average of on-balance sheet assets for the quarter.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in DTAs arising from temporary differences and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses recognized through earnings (pre-tax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in Total Leverage Exposure.
(3)Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excludes U.S. Treasuries and deposits at Federal Reserve Banks. For additional information, see “Capital Resources—Regulatory Capital Relief Resulting from the COVID-19 Pandemic—Temporary Supplementary Leverage Ratio Relief” in Citi’s Second Quarter of 2020 Form 10-Q.
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

As set forth in the table above, Citigroup’s Supplementary Leverage ratio was 6.8% for the third quarter of 2020, compared to 6.7% for the second quarter of 2020, and 6.2% for the fourth quarter of 2019. The ratio increased from the second quarter of 2020 primarily due to net income of $3.2 billion and a decrease in Total Leverage Exposure, partially offset by the return of $1.1 billion of capital to common shareholders. The ratio increased from the fourth quarter of 2019, primarily driven by a decrease in Total Leverage Exposure mainly attributable to the 103 basis point benefit resulting from the Federal Reserve Board’s temporary Supplementary Leverage ratio relief.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions, including Citibank, are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth Citibank’s capital components and ratios:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2020	June 30, 2020	December 31, 2019
Common Equity Tier 1 Capital(2)		$138,384	$137,476	$130,720	$138,384	$137,476	$130,720
Tier 1 Capital		140,471	139,560	132,847	140,471	139,560	132,847
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		156,721	155,799	145,918	164,492	163,574	157,253
Total Risk-Weighted Assets(4)		995,361	983,824	931,743	1,007,349	998,456	1,019,266
Credit Risk(2)		$697,914	$696,411	$664,139	$950,893	$950,208	$989,669
Market Risk		55,853	47,931	29,167	56,456	48,248	29,597
Operational Risk		241,594	239,482	238,437	—	—	—
Common Equity Tier 1 Capital ratio(5)(6)	7.0%	13.90%	13.97%	14.03%	13.74%	13.77%	12.82%
Tier 1 Capital ratio(5)(6)	8.5	14.11	14.19	14.26	13.94	13.98	13.03
Total Capital ratio(5)(6)	10.5	15.75	15.84	15.66	16.33	16.38	15.43

In millions of dollars, except ratios	Effective Minimum Requirement	September 30, 2020	June 30, 2020	December 31, 2019
Quarterly Adjusted Average Total Assets(2)(7)(8)		$1,646,354	$1,643,724	$1,459,780
Total Leverage Exposure(2)(7)(9)		2,125,670	2,105,285	1,951,630
Tier 1 Leverage ratio(6)	5.0%	8.53%	8.49%	9.10%
Supplementary Leverage ratio(6)	6.0	6.61	6.63	6.81

(1)Citibank’s effective minimum risk-based capital requirements include the 2.5% Capital Conservation Buffer (all of which must be composed of Common Equity Tier 1 Capital).
(2)Citibank has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax), deferred tax assets (DTAs) arising from temporary differences, and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citibank is allowed to adjust retained earnings and the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses recognized through earnings (pre-tax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in quarterly adjusted average total assets and Total Leverage Exposure. Additionally, the increase in DTAs arising from temporary differences upon the January 1, 2020 adoption date has been deducted from risk-weighted assets (RWA) and will phase in to RWA at 25% per year commencing January 1, 2022.
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
(5)Citibank’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework as of September 30, 2020 and June 30, 2020, and the Basel III Standardized Approach as of December 31, 2019, whereas Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach framework for all periods presented.
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
(7)Commencing with the quarter ended June 30, 2020, exposures pledged as collateral pursuant to a non-recourse loan that is provided as part of the Paycheck Protection Program Liquidity Facility are excluded from quarterly adjusted average total assets and Total Leverage Exposure.
(8)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(9)Supplementary Leverage ratio denominator. Citibank did not elect to temporarily exclude U.S. Treasuries and deposits at Federal Reserve Banks from Total

Leverage Exposure. For additional information, see “Capital Resources—Regulatory Capital Relief Resulting from the COVID-19 Pandemic—Temporary Supplementary Leverage Ratio Relief” in Citi’s Second Quarter of 2020 Form 10-Q.

As indicated in the table above, Citibank’s capital ratios at September 30, 2020 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of September 30, 2020.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of September 30, 2020. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.0	0.8	1.1	0.8	1.3
Standardized Approach	0.9	1.0	0.9	1.2	0.9	1.4
Citibank
Advanced Approaches	1.0	1.4	1.0	1.4	1.0	1.6
Standardized Approach	1.0	1.4	1.0	1.4	1.0	1.6

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.4	0.3
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At September 30, 2020, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $12.3 billion, which exceeded the minimum requirement by $8.4 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $22.8 billion at September 30, 2020, which exceeded the PRA's minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at September 30, 2020.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each effective minimum TLAC and LTD ratio requirement, as well as the surplus amount in dollars in excess of each requirement.
As of September 30, 2020, Citi exceeded each of the minimum TLAC and LTD requirements, resulting in a $31 billion surplus above its binding TLAC requirement of LTD as a percentage of Advanced Approaches risk-weighted assets.

	September 30, 2020
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$305	$140
% of Advanced Approaches risk- weighted assets	25.2%	11.5%
Effective minimum requirement(1)(2)	22.5%	9.0%
Surplus amount	$33	$31
% of Total Leverage Exposure(3)	13.0%	5.9%
Effective minimum requirement	9.5%	4.5%
Surplus amount	$82	$34

(1)    External TLAC includes Method 1 GSIB surcharge of 2.0%.
(2)    LTD includes Method 2 GSIB surcharge of 3.0%.
(3)    Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excludes U.S. Treasuries and deposits at Federal Reserve Banks.

For additional information on Citi’s TLAC-related requirements, see “Liquidity Risk—Long-Term Debt—Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance, Conduct and Legal Risks” in Citi’s 2019 Annual Report on Form 10-K.

Capital Resources (Full Adoption of CECL, and Excluding Temporary Supplementary Leverage Ratio Relief for Citigroup)
The following tables set forth Citigroup’s and Citibank’s capital components and ratios reflecting the full impact of CECL, and excluding temporary Supplementary Leverage ratio relief for Citigroup, as of September 30, 2020:

	Citigroup			Citibank
	Effective Minimum Requirement	Advanced Approaches	Standardized Approach	Effective Minimum Requirement	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital ratio	10.0%	11.32%	11.66%	7.0%	13.42%	13.26%
Tier 1 Capital ratio	11.5	12.82	13.21	8.5	13.63	13.47
Total Capital ratio	13.5	15.24	16.44	10.5	15.27	15.87

	Effective Minimum Requirement	Citigroup	Effective Minimum Requirement	Citibank
Tier 1 Leverage ratio	4.0%	6.97%	5.0%	8.24%
Supplementary Leverage ratio(1)	5.0	5.60%	6.0	6.37%

(1)Citigroup’s Supplementary Leverage ratio, as presented in the table above, reflects the full impact of CECL as well as the inclusion of U.S. Treasuries and deposits at Federal Reserve Banks in Total Leverage Exposure.

Stress Capital Buffer
In August 2020, the Federal Reserve Board finalized and announced Citi’s Stress Capital Buffer (SCB) requirement of 2.5%. Accordingly, beginning October 1, 2020, Citigroup is required to maintain a 10.0% effective minimum Common Equity Tier 1 Capital ratio under the Standardized Approach, which is unchanged from Citigroup’s previous effective minimum Common Equity Tier 1 Capital ratio under the Standardized Approach inclusive of the 2.5% Capital Conservation Buffer.
Citigroup’s SCB is based on the Federal Reserve Board’s March 2020 SCB final rule, which integrates the annual stress testing requirements with ongoing regulatory capital requirements. For Citigroup, the SCB rule replaces the fixed 2.5% Capital Conservation Buffer under the Standardized Approach, and equals the peak-to-trough Common Equity Tier 1 Capital ratio decline under the Supervisory Severely Adverse scenario used in the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST), plus four quarters of planned common stock dividends, subject to a floor of 2.5%. The fixed 2.5% Capital Conservation Buffer will continue to apply under the Advanced Approaches framework.
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

Capital Plan Resubmission and Related Limitations on Capital Distributions
In June 2020, the Federal Reserve Board determined that changes in financial markets and macroeconomic outlooks related to the COVID-19 pandemic could have a material effect on the risk profile and financial condition of each firm subject to its capital plan rule and, therefore, require updated capital plans. Citigroup resubmitted its capital plan on November 2, 2020.
In September 2020, the Federal Reserve Board announced that it was extending for an additional quarter several measures that were previously announced for the third quarter of 2020 to ensure that large banks maintain a high level of capital resilience. Through the end of the fourth quarter of 2020, share repurchases continue to be prohibited and dividends continue to be capped and tied to a formula based on recent income. These limitations on capital distributions may be extended by the Federal Reserve Board. For additional information on the Federal Reserve Board’s limitations on capital distributions, see “Capital Resources—Capital Plan Resubmission and Related Limitations on Capital Distributions” in Citi’s Second Quarter 2020 Form 10-Q.
On June 29, 2020, Citi announced that its planned capital actions include common dividends. Citi declared common dividends of $0.51 per share for the fourth quarter of 2020 on October 22, 2020, consistent with the Federal Reserve Board’s income-based formula for temporary limitations on common dividends announced in September 2020.
The Federal Reserve Board may, but is not required to, recalculate each firm’s SCB as a result of the capital plan resubmission. The Federal Reserve Board has stated that it will release results of the second round of stress tests by December 31, 2020.

Regulatory Capital Standards Developments

TLAC Holdings
In October 2020, the U.S. banking agencies released a final rule that creates a new regulatory capital deduction applicable to Advanced Approaches banking organizations for certain investments in covered debt instruments issued by GSIBs. The final rule is substantially consistent with an April 2019 proposal, and is intended to reduce interconnectedness and systemic risk by creating an incentive for Advanced Approaches banking organizations to limit their exposure to GSIBs.
Under the U.S. Basel III rules, non-significant investments in the capital of unconsolidated financial institutions are subject to deduction from regulatory capital using the corresponding deduction approach if, in the aggregate, they exceed 10% of the banking organization’s Common Equity Tier 1 Capital. Non-significant investments in the capital of unconsolidated financial institutions that are not deducted from regulatory capital are risk weighted in the usual manner.
Under the final rule, an investment in a “covered debt instrument” will be treated as an investment in a Tier 2 Capital instrument and, therefore, will be subject to deduction from the Advanced Approaches banking organization’s own Tier 2 Capital in accordance with the existing rules for non-significant investments in unconsolidated financial institutions. Covered debt instruments include unsecured debt instruments that are “eligible debt securities” for purposes of the TLAC rule, or that are pari passu or subordinated to such securities, in addition to certain unsecured debt instruments issued by foreign GSIBs.
To support a deep and liquid market for covered debt instruments, the rule provides an exception from the approach described above for covered debt instruments held for market-making activities for 30 days or less (or longer, for synthetic exposures only), if the aggregate amount of such debt instruments does not exceed 5% of the banking organization’s Common Equity Tier 1 Capital.
Additionally, the final rule requires banking organizations to deduct from Tier 2 Capital investments in their own covered debt instruments.
The final rule will become effective for Citigroup and Citibank on April 1, 2021. Citi estimates that the final rule will not materially impact Citigroup or Citibank’s regulatory capital upon adoption.

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

In millions of dollars or shares, except per share amounts	September 30, 2020	December 31, 2019
Total Citigroup stockholders’ equity	$193,876	$193,242
Less: Preferred stock	17,980	17,980
Common stockholders’ equity	$175,896	$175,262
Less:
Goodwill	21,624	22,126
Identifiable intangible assets (other than MSRs)	4,470	4,327
Tangible common equity (TCE)	$149,802	$148,809
Common shares outstanding (CSO)	2,082.0	2,114.1
Book value per share (common equity/CSO)	$84.48	$82.90
Tangible book value per share (TCE/CSO)	71.95	70.39

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Net income available to common shareholders	$2,946	$4,659	$6,240	$13,610
Average common stockholders’ equity	174,880	177,886	174,737	177,876
Average TCE	148,970	151,748	148,911	151,541
Return on average common stockholders’ equity	6.7%	10.4%	4.8%	10.2%
Return on average TCE (RoTCE)(1)	7.9	12.2	5.6	12.0

(1)RoTCE represents annualized net income available to common shareholders as a percentage of average TCE.

Managing Global Risk Table of Contents

(1)    For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as require d by the rules of the Federal Reserve Board, on Citi’s Investor Relations website.

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

CONSUMER CREDIT
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	3Q’19	4Q’19	1Q’20	2Q’20	3Q’20
Retail banking:
Mortgages	$83.4	$85.5	$83.6	$86.0	$87.5
Personal, small business and other	37.2	39.3	36.6	37.6	38.3
Total retail banking	$120.6	$124.8	$120.2	$123.6	$125.8
Cards:
Citi-branded cards	$115.8	$122.2	$110.2	$103.6	$102.2
Citi retail services	50.0	52.9	48.9	45.4	44.4
Total cards	$165.8	$175.1	$159.1	$149.0	$146.6
Total GCB	$286.4	$299.9	$279.3	$272.6	$272.4
GCB regional distribution:
North America	66%	66%	67%	66%	66%
Latin America	6	6	5	5	5
Asia(2)	28	28	28	29	29
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$11.0	$9.6	$9.1	$8.5	$7.6
Total consumer loans	$297.4	$309.5	$288.4	$281.1	$280.0

(1)End-of-period loans include interest and fees on credit cards.
(2)Asia includes loans and leases in certain EMEA countries for all periods presented.
(3)Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s end-of-period consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends
GCB did not experience a significant net credit loss impact from the COVID-19 pandemic during the third quarter of 2020, similar to the prior quarter. Net credit loss rates were positively impacted by the relief programs Citi implemented since the beginning of the pandemic, combined with the benefit of reduced customer spending and significant government stimulus and assistance, as well as other banks’ consumer relief programs. The 90+ days past due delinquency rates broadly declined sequentially for the same reasons. In addition, as discussed above, loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification, and thus would not be reported as 90+ days past due or written off for the duration of the programs (which have various durations, and certain of which may be renewed by the customer).
Citi continues to expect that 90+ days past due delinquency and net credit loss rates in North America GCB, Latin America GCB and Asia GCB will be adversely impacted by the evolving macroeconomic and market conditions. These include the severity and duration of the impact from the pandemic, as these government stimulus and consumer relief programs expire and when the loans are no longer reported in the same delinquency bucket as they were when the relief programs began.
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
As of September 30, 2020, approximately 70% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the net credit loss and 90+ days past due delinquency rates in North America GCB decreased quarter-over-quarter, driven by the impact of the relief programs described above, unemployment benefits and government stimulus.
Year-over-year, the net credit loss and 90+ days past due delinquency rates decreased, also driven by the impact of the relief programs, unemployment benefits and government stimulus.

Latin America GCB
Latin America GCB operates in Mexico through
Citibanamex, one of Mexico’s largest banks, and provides
credit cards, consumer mortgages and small business and personal loans. Latin America GCB serves a more mass-market segment in Mexico and focuses on developing multi-product relationships with customers.

The pandemic adversely affected the economy in Mexico, and customers did not benefit from a similar level of government stimulus as other regions. As shown in the chart above, the 90+ days past due delinquency rate in Latin America GCB decreased quarter-over-quarter, as customers continued to participate in Citi’s relief programs, while the net credit loss rate increased, driven by losses related to customers ineligible for the relief programs.
Year-over-year, the net credit loss rate and 90+ days past due delinquency rate increased, primarily due to the pandemic impact described above and lower loan balances.

Asia(1) GCB

(1)Asia includes GCB activities in certain EMEA countries for all periods presented.

Asia GCB operates in 17 countries in Asia and EMEA
and provides credit cards, consumer mortgages and small business and personal loans.
As shown in the chart above, quarter-over-quarter, the net credit loss rate in Asia GCB decreased, driven by an increase in average loans, mainly in the retail portfolios. The 90+ days past due delinquency rate modestly increased, primarily driven by the cards portfolio.
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
As shown in the chart above, the net credit loss rate and 90+ days past due delinquency rate in North America Citi-branded cards decreased quarter-over-quarter, driven by the impact of the relief programs described above, unemployment benefits and government stimulus.
The net credit loss rate increased year-over-year, primarily due to lower average loans, while the 90+ days past due delinquency rate also decreased due to the impact of the relief programs, unemployment benefits and government stimulus.

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
As shown in the chart above, the net credit loss rate and 90+ days past due delinquency rate decreased quarter-over-quarter, driven by the impact of the relief programs, unemployment benefits and government stimulus.
The net credit loss rate and 90+ days past due delinquency rate decreased year-over-year, also driven by the impact of the relief programs, unemployment benefits and government stimulus.

Latin America Citi-Branded Cards

Latin America GCB issues proprietary and co-branded cards. As shown in the chart above, the 90+ days past due delinquency rate in Latin America GCB decreased quarter-over-quarter, driven by customer enrollment in the consumer relief programs, while the net credit loss rate increased, driven by customers that were ineligible for the relief programs.
Year-over-year the net credit loss rate increased, primarily due to the pandemic impact described above and the lower loan balances, while the 90+ days past due delinquency rate decreased due to the implementation of Citi’s consumer relief programs.

Asia Citi-Branded Cards(1)

(1)Asia includes loans and leases in certain EMEA countries for all periods presented.

Asia GCB issues proprietary and co-branded cards. As set forth in the chart above, quarter-over-quarter, the net credit loss rate remained broadly stable, and the 90+ days past due delinquency rate increased, primarily due to the impact of the macroeconomic slowdown related to the pandemic, including the impact of customers who have exited the relief programs.
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

Citi-Branded Cards

FICO distribution(1)	September 30, 2020	June 30, 2020	September 30, 2019
> 760	43%	41%	41%
680–760	41	41	41
< 680	16	18	18
Total	100%	100%	100%

Citi Retail Services

FICO distribution(1)	September 30, 2020	June 30, 2020	September 30, 2019
> 760	25%	24%	24%
680–760	44	43	43
< 680	31	33	33
Total	100%	100%	100%

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

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios(1)

	EOP loans(2)	90+ days past due(3)			30–89 days past due(3)
In millions of dollars, except EOP loan amounts in billions	September 30, 2020	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	June 30, 2020	September 30, 2019
Global Consumer Banking(4)(5)
Total	$272.4	$1,976	$2,466	$2,470	$2,398	$2,503	$2,956
Ratio		0.73%	0.91%	0.86%	0.88%	0.92%	1.03%
Retail banking
Total	$125.8	$497	$497	$392	$786	$918	$803
Ratio		0.40%	0.40%	0.33%	0.63%	0.75%	0.67%
North America	53.1	211	182	125	378	440	313
Ratio		0.40%	0.35%	0.26%	0.72%	0.84%	0.65%
Latin America	9.2	105	121	97	136	151	191
Ratio		1.14%	1.34%	0.87%	1.48%	1.68%	1.71%
Asia(6)	63.5	181	194	170	272	327	299
Ratio		0.29%	0.32%	0.28%	0.43%	0.53%	0.50%
Cards
Total	$146.6	$1,479	$1,969	$2,078	$1,612	$1,585	$2,153
Ratio		1.01%	1.32%	1.25%	1.10%	1.06%	1.30%
North America—Citi-branded	81.1	574	784	807	624	594	800
Ratio		0.71%	0.95%	0.88%	0.77%	0.72%	0.87%
North America—Citi retail services	44.4	557	811	923	610	611	943
Ratio		1.25%	1.79%	1.85%	1.37%	1.35%	1.89%
Latin America	4.3	106	160	152	89	111	161
Ratio		2.47%	3.81%	2.76%	2.07%	2.64%	2.93%
Asia(6)	16.8	242	214	196	289	269	249
Ratio		1.44%	1.27%	1.04%	1.72%	1.60%	1.32%
Corporate/Other—Consumer(7)
Total	$7.6	$278	$295	$293	$198	$261	$288
Ratio		3.86%	3.60%	2.82%	2.75%	3.18%	2.77%
Total Citigroup	$280.0	$2,254	$2,761	$2,763	$2,596	$2,764	$3,244
Ratio		0.81%	0.99%	0.93%	0.93%	0.99%	1.10%
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
(5)The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $148 million ($0.6 billion), $130 million ($0.5 billion) and $150 million ($0.6 billion) as of September 30, 2020, June 30, 2020 and September 30, 2019, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) were $88 million ($0.6 billion), $86 million ($0.5 billion) and $78 million ($0.6 billion) as of September 30, 2020, June 30, 2020 and September 30, 2019, respectively.
(6)Asia includes delinquencies and loans in certain EMEA countries for all periods presented.
(7)The loans 90+ days past due and related ratios exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) for each period were $172 million ($0.5 billion), $173 million ($0.4 billion) and $249 million ($0.6 billion) as of September 30, 2020, June 30, 2020 and September 30, 2019, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) for each period were $66 million ($0.5 billion), $57 million ($0.4 billion) and $110 million ($0.6 billion) as of September 30, 2020, June 30, 2020 and September 30, 2019, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	3Q20	3Q20	2Q20	3Q19
Global Consumer Banking
Total	$272.4	$1,598	$1,887	$1,802
Ratio		2.33%	2.80%	2.52%
Retail banking
Total	$125.6	$190	$204	$225
Ratio		0.60%	0.67%	0.75%
North America	53.4	31	33	40
Ratio		0.23%	0.25%	0.33%
Latin America	9.3	90	94	119
Ratio		3.85%	4.15%	4.14%
Asia(3)	62.9	69	77	66
Ratio		0.44%	0.51%	0.44%
Cards
Total	$146.8	$1,408	$1,683	$1,577
Ratio		3.82%	4.52%	3.80%
North America—Citi-branded	81.2	647	795	712
Ratio		3.17%	3.87%	3.12%
North America—Citi retail services	44.5	504	656	598
Ratio		4.51%	5.71%	4.77%
Latin America	4.3	138	115	156
Ratio		12.77%	10.76%	11.05%
Asia(3)	16.8	119	117	111
Ratio		2.82%	2.83%	2.34%
Corporate/Other—Consumer
Total	$8.2	$(4)	$(5)	$1
Ratio		(0.19)%	0.23%	0.04%
Total Citigroup	$280.6	$1,594	$1,882	$1,803
Ratio		2.26%	2.70%	2.42%
(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

CORPORATE CREDIT

Overall Corporate Credit Trends
For information about Citi’s corporate credit trends, uncertainties and risks related to the COVID-19 pandemic, see “COVID-19 Pandemic Overview” and “Risk Factors” above. For information on Citi’s ACL for its corporate portfolios, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 14 to the Consolidated Financial Statements. For additional information on Citi’s corporate loan portfolios, see Note 13 to the Consolidated Financial Statements.

The following table details Citi’s corporate credit portfolio within ICG (excluding certain loans in the private bank, which are managed on a delinquency basis), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	September 30, 2020				June 30, 2020				December 31, 2019
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$175	$145	$24	$344	$184	$156	$24	$364	$184	$142	$25	$351
Unfunded lending commitments (off-balance sheet)(2)	154	264	12	430	157	250	13	420	161	266	17	444
Total exposure	$329	$409	$36	$774	$341	$406	$37	$784	$345	$408	$42	$795

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region (excluding the delinquency-managed private bank portfolio) based on Citi’s internal management geography:

	September 30, 2020	June 30, 2020	December 31, 2019
North America	57%	58%	57%
EMEA	25	24	24
Asia	12	12	12
Latin America	6	6	7
Total	100%	100%	100%

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

The following table presents the corporate credit portfolio (excluding the delinquency-managed private bank portfolio) by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	September 30, 2020	June 30, 2020	December 31, 2019
AAA/AA/A	48%	49%	50%
BBB	31	31	33
BB/B	17	16	15
CCC or below	4	4	2
Total	100%	100%	100%

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
Citigroup believes the corporate credit portfolio to be appropriately rated and classified as of September 30, 2020. During the course of the third quarter of 2020, and since the onset of the COVID-19 pandemic, Citigroup has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.
As exposures are downgraded, the probability of default increases. Downgrades of exposures tend to result in a higher provision for credit losses. In addition, downgrades may result in the purchase of additional credit derivatives or other risk mitigants to hedge the incremental credit risk, or may result in seeking to reduce exposure to an obligor or an industry sector. Citigroup will continue to review exposures to ensure the appropriate probability of default is incorporated into all risk assessments.
For additional information on Citi’s corporate credit portfolio, see Note 13 to the Consolidated Financial Statements.

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following details the allocation of Citi’s total corporate credit portfolio by industry (excluding the delinquency-managed private bank portfolio):

	Total exposure
	September 30, 2020	June 30, 2020	December 31, 2019
Transportation and industrials	19%	19%	19%
Private bank	14	13	13
Consumer retail	11	11	10
Technology, media and telecom	10	10	11
Power, chemicals, metals and mining	8	8	9
Real estate	8	8	7
Banks and finance companies	7	7	7
Energy and commodities	7	7	7
Health	4	4	4
Public sector	3	3	3
Insurance	3	3	3
Asset managers and funds	3	3	3
Financial markets infrastructure	2	2	2
Securities firms	—	—	—
Other industries	1	2	2
Total	100%	100%	100%

The following table details Citi’s corporate credit portfolio by industry as of September 30, 2020:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing(3)	Net charge-offs (recoveries)(4)	Credit derivative hedges(5)
Transportation and industrials	$146,935	$62,879	$84,056	$105,781	$17,286	$22,348	$1,520	$155	$187	$(8,722)
Autos(6)	51,039	24,191	26,848	41,534	4,828	4,424	253	32	45	(3,477)
Transportation	28,824	15,720	13,104	16,257	3,069	8,374	1,124	21	98	(1,241)
Industrials	67,072	22,968	44,104	47,990	9,389	9,550	143	102	44	(4,004)
Private bank	107,351	70,030	37,321	102,369	2,302	2,333	347	806	54	(1,080)
Consumer retail	81,278	34,998	46,280	59,143	10,928	10,921	286	139	49	(5,138)
Technology, media and telecom	79,659	31,136	48,523	59,283	14,749	5,368	259	115	48	(7,202)
Power, chemicals, metals and mining	64,767	20,947	43,820	49,304	10,996	4,307	160	61	52	(5,283)
Power	28,408	6,665	21,743	24,539	2,907	864	98	43	39	(2,577)
Chemicals	22,883	8,124	14,759	16,981	4,037	1,836	29	18	8	(2,067)
Metals and mining	13,476	6,158	7,318	7,784	4,052	1,607	33	—	5	(639)
Real estate	62,489	42,197	20,292	51,259	5,814	5,331	85	268	6	(551)
Banks and finance companies	51,920	30,088	21,832	42,119	4,791	4,946	64	1	78	(750)
Energy and commodities(7)	51,035	16,244	34,791	34,560	6,888	8,484	1,103	90	231	(4,083)
Health	31,637	8,017	23,620	25,417	4,282	1,695	243	29	15	(1,864)
Public sector	26,267	13,723	12,544	21,726	1,844	2,679	18	22	8	(1,040)
Insurance	25,990	2,208	23,782	25,110	642	238	—	45	1	(2,611)
Asset managers and funds	20,695	4,881	15,814	19,323	1,160	212	—	9	(1)	(85)
Financial markets infrastructure	12,440	401	12,039	12,422	18	—	—	—	—	(3)
Securities firms	1,117	380	737	844	199	64	10	—	—	(7)
Other industries	10,477	5,561	4,916	6,078	3,111	1,195	93	57	41	(11)
Total	$774,057	$343,690	$430,367	$614,738	$85,010	$70,121	$4,188	$1,797	$769	$(38,430)

(1)    Excludes $43,196 million and $6,314 million of funded and unfunded exposure at September 30, 2020, respectively, primarily related to the delinquency-managed credit portfolio of private bank.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Excludes $457 million of past due loans primarily related to delinquency-managed credit portfolio of private bank.
(4)    Net charge-offs (recoveries) are for the nine months ended September 30, 2020 and exclude delinquency-managed private bank charge-offs of $7 million.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $38.4 billion of purchased credit protection, $36.4 billion represents the total notional of purchased credit derivatives on individual reference entities. The remaining $2.0 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $16.1 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $20 billion ($9.9 billion in funded, with more than 95% rated investment grade) as of September 30, 2020.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrial sector (e.g., off-shore drilling entities) included in the table above. As of September 30, 2020, Citi’s total exposure to these energy-related entities remained largely consistent with December 31, 2019, at approximately $5.5 billion, of which approximately $3.2 billion consisted of direct outstanding funded loans.

Exposure to Commercial Real Estate
As of September 30, 2020, Citi’s total corporate credit exposure to commercial real estate (CRE) within ICG was $59 billion, with $42 billion consisting of direct outstanding funded loans (mainly included in the real estate and private bank categories in the above table), or 6% of Citi’s total outstanding loans. In addition, as of September 30, 2020, more than 70% of ICG’s total corporate CRE exposure was to borrowers in the United States. Also as of September 30, 2020, approximately 72% of ICG’s total corporate CRE exposure was rated investment grade.
As of September 30, 2020, the ACLL was 1.8% of funded CRE exposure, including 4.3% of funded non-investment grade exposure.

Of the total CRE exposure:

•$18 billion of the exposure ($12 billion of direct outstanding funded loans) relates to Community Reinvestment Act-related lending provided pursuant to Citi’s regulatory requirements to meet the credit needs of borrowers in low and moderate income neighborhoods.
•$16 billion of the exposure ($13 billion of direct outstanding funded loans) relates to exposure secured by mortgages on underlying properties or in well-rated securitization exposures.
•$14 billion of the exposure ($6 billion of direct outstanding funded loans) relates to unsecured loans to large REITs, with nearly 80% of the exposure rated investment grade.
•$11 billion of exposure ($11 billion of direct outstanding funded loans) relates to CRE exposure in the private bank of which 100% is secured by mortgages. In addition, 43% of the exposure is also full recourse to the client. As of September 30, 2020, 78% of the exposure was rated investment grade.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2019:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing(3)	Net charge-offs (recoveries)(4)	Credit derivative hedges(5)
Transportation and industrials	$146,643	$59,726	$86,917	$120,777	$19,433	$5,725	$706	$161	$67	$(7,134)
Autos(6)	48,604	21,564	27,040	43,570	3,582	1,311	140	8	5	(2,982)
Transportation	29,984	14,550	15,434	23,021	4,886	1,652	425	21	21	(725)
Industrials	68,055	23,612	44,443	54,186	10,965	2,762	141	132	41	(3,427)
Private bank(1)	102,463	68,798	33,665	100,017	2,244	171	31	1,094	36	(1,080)
Consumer retail	81,338	36,117	45,221	62,993	15,131	2,773	441	209	38	(4,105)
Technology, media and telecom	83,199	31,333	51,866	63,845	15,846	3,305	203	81	14	(6,181)
Power, chemicals, metals and mining	73,961	24,377	49,584	58,670	11,997	2,963	331	50	24	(4,763)
Power	34,349	7,683	26,666	29,317	4,051	679	302	37	19	(2,111)
Chemicals	23,721	9,152	14,569	18,790	3,905	1,014	12	12	1	(2,079)
Metals and mining	15,891	7,542	8,349	10,563	4,041	1,270	17	1	4	(573)
Real estate	55,518	38,058	17,460	49,461	5,495	525	37	97	(3)	(573)
Banks and finance companies	52,036	32,571	19,465	43,663	4,661	3,345	39	15	12	(755)
Energy and commodities(7)	53,317	17,428	35,889	42,996	5,780	3,627	914	51	99	(2,808)
Health	35,008	8,790	26,218	27,791	5,932	1,180	105	25	14	(1,588)
Public sector	27,194	14,226	12,968	23,294	1,637	2,558	33	107	1	(944)
Insurance	24,305	1,658	22,647	23,370	866	69	—	7	1	(2,218)
Asset managers and funds	24,763	6,942	17,821	22,357	2,276	130	—	1	31	(32)
Financial markets infrastructure	16,838	22	16,816	16,838	—	—	—	—	—	(2)
Securities firms	1,151	423	728	801	304	38	8	—	13	—
Other industries	16,842	9,718	7,214	8,299	7,383	1,080	80	48	42	65
Total	$794,576	$350,187	$444,479	$665,172	$98,985	$27,489	$2,928	$1,946	$389	$(32,118)

(1)    Excludes $39,748 million and $3,426 million of funded and unfunded exposure at December 31, 2019, respectively, primarily related to delinquency-managed credit portfolio of private bank.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Excludes $434 million of past due loans primarily related to delinquency-managed credit portfolio of the private bank.
(4)    Net charge-offs (recoveries) are for the year ended December 31, 2019 and exclude delinquency-managed private bank charge-offs of $6 million.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $32.1 billion of purchased credit protection, $30.5 billion represents the total notional of purchased credit derivatives on individual reference entities. The remaining $1.6 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $13.8 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.9 billion ($7.7 billion in funded) as of December 31, 2019, of which more than 99% were investment grade at December 31, 2019.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and transportation and industrial sector (e.g., off-shore drilling entities) included in the table above. As of December 31, 2019, Citi’s total exposure to these energy-related entities remained largely consistent with September 30, 2019, at approximately $6 billion, of which approximately $3 billion consisted of direct outstanding funded loans.

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
At September 30, 2020, June 30, 2020 and December 31, 2019, ICG (excluding the delinquency-managed private bank portfolio) had economic hedges on the corporate credit portfolio of $38.4 billion, $36.5 billion and $32.1 billion, respectively. Citigroup’s expected credit loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG (excluding the delinquency-managed private bank portfolio) corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2020	June 30, 2020	December 31, 2019
AAA/AA/A	29%	30%	36%
BBB	52	53	51
BB/B	16	14	12
CCC or below	3	3	1
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2020	2020	2020	2019	2019
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$48,370	$48,167	$47,260	$47,008	$46,337
Home equity loans(2)	7,625	8,524	8,936	9,223	9,850
Credit cards	125,485	128,032	137,316	149,163	141,560
Personal, small business and other	4,689	4,859	3,675	3,699	3,793
Total	$186,169	$189,582	$197,187	$209,093	$201,540
In offices outside North America(1)
Residential first mortgages(2)	$38,507	$37,194	$35,744	$38,024	$37,057
Credit cards	21,108	20,966	21,801	25,909	24,367
Personal, small business and other	34,241	33,371	33,698	36,522	34,436
Total	$93,856	$91,531	$91,243	$100,455	$95,860
Consumer loans, net of unearned income(3)	$280,025	$281,113	$288,430	$309,548	$297,400
Corporate loans
In North America offices(1)
Commercial and industrial	$59,921	$70,755	$81,231	$55,929	$59,645
Financial institutions	52,884	53,860	60,653	53,922	52,678
Mortgage and real estate(2)	59,340	57,821	55,428	53,371	52,972
Installment and other	26,858	25,602	30,591	31,238	31,303
Lease financing	704	869	988	1,290	1,314
Total	$199,707	$208,907	$228,891	$195,750	$197,912
In offices outside North America(1)
Commercial and industrial	$108,551	$115,471	$121,703	$112,668	$120,900
Financial institutions	32,583	35,173	37,003	40,211	37,908
Mortgage and real estate(2)	10,424	10,332	9,639	9,780	7,811
Installment and other	32,323	30,678	31,728	27,303	26,774
Lease financing	63	66	72	95	80
Governments and official institutions	3,235	3,552	3,554	4,128	2,958
Total	$187,179	$195,272	$203,699	$194,185	$196,431
Corporate loans, net of unearned income(4)	$386,886	$404,179	$432,590	$389,935	$394,343
Total loans—net of unearned income	$666,911	$685,292	$721,020	$699,483	$691,743
Allowance for credit losses on loans (ACLL)	(26,426)	(26,420)	(20,841)	(12,783)	(12,530)
Total loans—net of unearned income and ACLL	$640,485	$658,872	$700,179	$686,700	$679,213
ACLL as a percentage of total loans— net of unearned income(5)	4.00%	3.89%	2.91%	1.84%	1.82%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	6.96%	6.97%	6.03%	3.20%	3.27%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	1.82%	1.71%	0.81%	0.75%	0.72%
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
(3)Consumer loans are net of unearned income of $739 million, $734 million, $771 million, $783 million and $783 million at September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)Corporate loans include private bank loans and are net of unearned income of $(857) million, $(854) million, $(791) million, $(814) million and $(818) million at September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2020	2020	2020	2019	2019
Allowance for credit losses on loans (ACLL) at beginning of period	$26,420	$20,841	$12,783	$12,530	$12,466
Adjustment to opening balance for CECL adoption(1)	—	—	4,201	—	—
Adjusted ACLL at beginning of period	$26,420	$20,841	$16,984	$12,530	$12,466
Provision for credit losses on loans (PCLL)
Consumer(2)(3)	$1,378	$4,003	$5,001	$1,948	$1,916
Corporate	431	3,693	1,443	175	146
Total	$1,809	$7,696	$6,444	$2,123	$2,062
Gross credit losses on loans
Consumer
In U.S. offices	$1,478	$1,675	$1,763	$1,672	$1,564
In offices outside the U.S.	537	506	578	535	588
Corporate
In U.S. offices	195	177	116	68	98
In offices outside the U.S.	157	170	22	86	31
Total	$2,367	$2,528	$2,479	$2,361	$2,281
Credit recoveries on loans(4)
Consumer
In U.S. offices	$303	$199	$239	$249	$231
In offices outside the U.S.	118	100	121	128	118
Corporate
In U.S. offices	9	12	6	9	13
In offices outside the U.S.	18	11	5	31	6
Total	$448	$322	$371	$417	$368
Net credit losses on loans (NCLs)
In U.S. offices	$1,361	$1,641	$1,634	$1,482	$1,418
In offices outside the U.S.	558	565	474	462	495
Total	$1,919	$2,206	$2,108	$1,944	$1,913
Other—net(5)(6)(7)(8)(9)(10)	$116	$89	$(479)	$74	$(85)
Allowance for credit losses on loans (ACLL) at end of period	$26,426	$26,420	$20,841	$12,783	$12,530
ACLL as a percentage of EOP loans(11)	4.00%	3.89%	2.91%	1.84%	1.82%
Allowance for credit losses on unfunded lending commitments (ACLUC)(12)(13)	$2,299	$1,859	$1,813	$1,456	$1,385
Total ACLL and ACLUC	$28,725	$28,279	$22,654	$14,239	$13,915
Net consumer credit losses on loans	$1,594	$1,882	$1,981	$1,830	$1,803
As a percentage of average consumer loans	2.26%	2.70%	2.66%	2.41%	2.42%
Net corporate credit losses on loans	$325	$324	$127	$114	$110
As a percentage of average corporate loans	0.33%	0.31%	0.13%	0.12%	0.11%
ACLL by type at end of period(14)
Consumer	$19,488	$19,596	$17,390	$9,897	$9,727
Corporate	6,938	6,824	3,451	2,886	2,803
Total	$26,426	$26,420	$20,841	$12,783	$12,530
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

(2)During the second quarter of 2020, Citi updated its ACLL estimate of lifetime credit losses related to a change in accounting principle for variable post-charge-off third-party agency collection costs in its U.S. cards portfolios. After June 30, 2020, these costs are recorded as operating expenses for future periods as they are incurred. The impact of this change in estimate effected by a change in accounting principle resulted in an approximate $426 million reduction in Citi's estimated ACLL at June 30, 2020.
(3)During the third quarter of 2020, Citi updated its ACLL estimate of lifetime credit losses related to a change in accounting principle for variable post-charge-off third-party agency collection costs, primarily in its international cards portfolios. After June 30, 2020, these costs are recorded as operating expenses for future periods as they are incurred. The impact of this change in estimate effected by a change in accounting principle resulted in an approximate $122 million reduction in Citi's estimated ACLL at September 30, 2020. For additional information, see “Significant Accounting Policies and Significant Estimates” below.
(4)Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful for periods prior to June 30, 2020.
(5)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(6)The third quarter of 2020 includes an increase of approximately $116 million related to FX translation.
(7)The second quarter of 2020 includes an increase of approximately $88 million related to FX translation.
(8)The first quarter of 2020 includes a decrease of approximately $483 million related to FX translation.
(9)The fourth quarter of 2019 includes an increase of approximately $86 million related to FX translation.
(10)The third quarter of 2019 includes a decrease of approximately $65 million related to FX translation.
(11)September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, excludes $5.5 billion, $5.8 billion, $4.0 billion, $4.1 billion and $3.9 billion, respectively, of loans that are carried at fair value.
(12)At June 30, 2020, the Corporate ACLUC includes a non-provision transfer of $68 million, representing reserves on performance guarantees as of March 31, 2020. The reserves on these contracts have been reclassified out of the allowance for credit losses on unfunded lending commitments and into other liabilities as of June 30, 2020.
(13)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(14)See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements. Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	September 30, 2020
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
North America cards(2)	$14.7	$125.5	11.7%
North America mortgages(3)	0.7	56.0	1.3
North America other	0.4	4.7	8.5
International cards	2.0	21.1	9.5
International other(4)	1.7	72.7	2.3
Total consumer	$19.5	$280.0	7.0%
Total corporate	6.9	386.9	1.8
Total Citigroup	$26.4	$666.9	4.0%
(1)Loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.
(2)Includes both Citi-branded cards and Citi retail services. The $14.7 billion of loan loss reserves represented approximately 38 months of coincident net credit loss coverage. As of September 30, 2020, North America Citi-branded cards ACLL as a percentage of EOP loans was 10.4% and North America Citi retail services ACLL as a percentage of EOP loans was 14.2%.
(3)Of the $0.7 billion, approximately $0.3 billion was allocated to North America mortgages in Corporate/Other, including approximately $0.5 billion and $0.2 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $56.0 billion in loans, approximately $54.1 billion and $1.9 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.
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
(4)Includes mortgages and other retail loans.

The following table details Citi’s corporate credit allowance for credit losses on loans (ACLL) by industry exposure:

	September 30, 2020
In millions of dollars, except percentages	Funded exposure(1)	ACLL(2)(3)	ACLL as a % of funded exposure
Transportation and industrials	$62,879	$2,095	3.33%
Private bank	70,030	378	0.54
Consumer retail	34,998	802	2.29
Health	8,017	176	2.20
Technology, media and telecom	31,136	456	1.46
Power, chemicals, metals and mining	20,947	466	2.22
Banks and finance companies	30,088	258	0.86
Securities firms	380	10	2.63
Real estate	42,197	639	1.51
Energy and commodities	16,244	793	4.88
Public sector	13,723	268	1.95
Insurance	2,208	10	0.45
Asset managers and funds	4,881	20	0.41
Financial markets infrastructure	401	—	—
Other industries	5,561	248	4.46
Total	$343,690	$6,619	1.93%

(1)    Funded exposure includes $5,510 million of loans at fair value that are not subject to ACLL under the CECL standard.
(2)    As of September 30, 2020, the ACLL shown above reflects coverage of 0.5% of funded investment grade exposure and 5.7% of funded non-investment grade exposure.
(3)    Excludes $319 million of ACLL associated with approximately $43 billion of funded delinquency-managed private bank exposures at September 30, 2020. Including those reserves and exposures, the total ACLL is 1.82% of total funded exposure, including 0.5% of funded investment grade exposure and 4.2% of funded non-investment grade exposure.

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

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2020	2020	2020	2019	2019
Corporate non-accrual loans(1)(2)
North America	$2,018	$2,466	$1,138	$1,214	$1,056
EMEA	720	812	720	430	307
Latin America	609	585	447	473	399
Asia	237	153	179	71	84
Total corporate non-accrual loans	$3,584	$4,016	$2,484	$2,188	$1,846
Consumer non-accrual loans(3)
North America	$934	$928	$926	$905	$1,013
Latin America	493	608	489	632	595
Asia(4)	263	293	284	279	258
Total consumer non-accrual loans	$1,690	$1,829	$1,699	$1,816	$1,866
Total non-accrual loans	$5,274	$5,845	$4,183	$4,004	$3,712
(1)Approximately 58%, 63%, 45%, 44% and 41% of Citi’s corporate non-accrual loans were performing at September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, respectively.
(2)The September 30, 2020 corporate non-accrual loans represented 0.99% of total corporate loans.
(3)    Excludes purchased credit-deteriorated loans, as they are generally accreting interest. The carrying value of these loans was $138 million at September 30, 2020, $121 million at June 30, 2020, $129 million at March 31, 2020, $128 million at December 31, 2019 and $117 million at September 30, 2019.
(4)    Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$4,016	$1,829	$5,845	$1,667	$1,971	$3,638
Additions	832	403	1,235	1,037	912	1,949
Sales and transfers to HFS	—	(42)	(42)	(18)	(22)	(40)
Returned to performing	(12)	(76)	(88)	(10)	(87)	(97)
Paydowns/settlements	(1,037)	(150)	(1,187)	(849)	(289)	(1,138)
Charge-offs	(158)	(303)	(461)	(35)	(421)	(456)
Other	(57)	29	(28)	54	(198)	(144)
Ending balance	$3,584	$1,690	$5,274	$1,846	$1,866	$3,712

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$2,188	$1,816	$4,004	$1,511	$2,026	$3,537
Additions	4,062	1,993	6,055	2,259	2,457	4,716
Sales and transfers to HFS	(1)	(73)	(74)	(23)	(78)	(101)
Returned to performing	(129)	(280)	(409)	(49)	(321)	(370)
Paydowns/settlements	(2,193)	(583)	(2,776)	(1,832)	(729)	(2,561)
Charge-offs	(290)	(908)	(1,198)	(107)	(1,229)	(1,336)
Other	(53)	(275)	(328)	87	(260)	(173)
Ending balance	$3,584	$1,690	$5,274	$1,846	$1,866	$3,712

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2020	2020	2020	2019	2019
OREO
North America	$22	$32	$35	$39	$51
EMEA	—	—	1	1	1
Latin America	8	6	6	14	14
Asia	12	6	8	7	6
Total OREO	$42	$44	$50	$61	$72
Non-accrual assets
Corporate non-accrual loans	$3,584	$4,016	$2,484	$2,188	$1,846
Consumer non-accrual loans	1,690	1,829	1,699	1,816	1,866
Non-accrual loans (NAL)	$5,274	$5,845	$4,183	$4,004	$3,712
OREO	$42	$44	$50	$61	$72
Non-accrual assets (NAA)	$5,316	$5,889	$4,233	$4,065	$3,784
NAL as a percentage of total loans	0.79%	0.85%	0.58%	0.57%	0.54%
NAA as a percentage of total assets	0.24	0.26	0.19	0.21	0.19
ACLL as a percentage of NAL(1)	501%	452%	498%	319%	338%

(1)The allowance for credit losses on loans includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased credit-deteriorated loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Sept. 30, 2020	Dec. 31, 2019
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$227	$226
Mortgage and real estate	66	57
Financial institutions	—	—
Other	19	4
Total	$312	$287
In offices outside the U.S.
Commercial and industrial(2)	$163	$200
Mortgage and real estate	32	22
Financial institutions	—	—
Other	3	40
Total	$198	$262
Total corporate renegotiated loans	$510	$549
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,869	$1,956
Cards	1,433	1,464
Installment and other	23	17
Total	$3,325	$3,437
In offices outside the U.S.
Mortgage and real estate	$286	$305
Cards	490	466
Installment and other	424	400
Total	$1,200	$1,171
Total consumer renegotiated loans	$4,525	$4,608
(1)Includes $476 million and $472 million of non-accrual loans included in the non-accrual loans table above at September 30, 2020 and December 31, 2019, respectively. The remaining loans are accruing interest.
(2)In addition to modifications reflected as TDRs at September 30, 2020 and December 31, 2019, Citi also modified $49 million and $26 million, respectively, of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession or because the modifications qualified for exemptions from TDR accounting provided by the CARES Act or Interagency Guidance.
(3)Includes $765 million and $814 million of non-accrual loans included in the non-accrual loans table above at September 30, 2020 and December 31, 2019, respectively. The remaining loans were accruing interest.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2019 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Sept. 30, 2020	Jun. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Jun. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Jun. 30, 2020	Sept. 30, 2019
Available cash	$279.3	$273.8	$123.7	$2.0	$2.9	$31.8	$281.3	$276.7	$155.5
U.S. sovereign	80.6	67.5	94.3	56.0	42.2	32.4	136.6	109.7	126.7
U.S. agency/agency MBS	34.6	36.4	55.5	5.8	7.0	4.6	40.4	43.4	60.1
Foreign government debt(1)	44.5	46.6	65.9	17.0	11.4	10.9	61.5	58.0	76.8
Other investment grade	1.5	1.3	2.9	0.7	0.7	0.7	2.2	2.0	3.6
Total HQLA (AVG)	$440.5	$425.6	$342.3	$81.5	$64.2	$80.4	$522.0	$489.8	$422.7

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
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Mexico, India, Singapore and South Korea.

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
Citigroup’s HQLA increased quarter-over-quarter, reflecting an increase in average long-term non-bank debt. While deposit growth and a decline in loans increased liquidity at Citibank, a significant amount of this liquidity was assumed not to be transferable to other entities within Citigroup and therefore not included in Citi’s consolidated HQLA.
    As of September 30, 2020, Citigroup had approximately $965 billion of available liquidity resources to support client and business needs, including end-of-period HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within Citi’s HQLA to support Federal Home Loan Bank (FHLB) and Federal Reserve Bank discount window borrowing capacity.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Sept. 30, 2020	Jun. 30, 2020	Sept. 30, 2019
HQLA	$522.0	$489.8	$422.7
Net outflows	442.6	420.1	373.4
LCR	118%	117%	113%
HQLA in excess of net outflows	$79.4	$69.7	$49.3

Note: The amounts are presented on an average basis.

As of September 30, 2020, Citigroup’s average LCR increased modestly from the quarter ended June 30, 2020, primarily reflecting the increase in average long-term non-bank debt.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
On October 20, 2020, the U.S. banking agencies adopted a final rule to assess the availability of a bank’s stable funding against a required level. The intended purpose of the final rule is to support the ability of financial institutions to provide financial intermediation to businesses and households across a range of market conditions and reduce the possibility of funding shocks compromising a financial institution’s liquidity position.
In general, a bank’s available stable funding will include portions of equity, deposits and long-term debt, while its required stable funding will be based on the liquidity characteristics of its assets, derivatives and commitments. Standardized weightings will be required to be applied to the various asset and liabilities classes. The ratio of available stable funding to required stable funding will be required to be greater than 100%.
The final rule becomes effective beginning July 1, 2021 while public disclosure requirements to report the ratio will occur on a semi-annual basis beginning June 30, 2023. Citi expects to be in compliance with the final rule when the rule is effective. Citi continues to review this recently-issued rule.

Loans
The table below details the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Sept. 30, 2020	Jun. 30, 2020	Sept. 30, 2019
Global Consumer Banking
North America	$179.1	$181.0	$188.8
Latin America	13.6	13.4	17.0
Asia(1)	79.7	77.1	78.3
Total	$272.4	$271.5	$284.1
Institutional Clients Group
Corporate lending	$166.1	$190.4	$160.9
Treasury and trade solutions (TTS)	67.1	71.0	72.5
Private bank	110.3	108.9	104.0
Markets and securities services and other	53.1	52.0	52.3
Total	$396.6	$422.3	$389.7
Total Corporate/Other	$8.2	$9.0	$11.2
Total Citigroup loans (AVG)	$677.2	$702.8	$685.0
Total Citigroup loans (EOP)	$666.9	$685.3	$691.7

(1)Includes loans in certain EMEA countries for all periods presented.

End-of-period loans declined 4% year-over-year and 3% sequentially, on both a reported basis as well as excluding the impact of FX translation.
On an average basis, loans declined 1% year-over-year and 4% sequentially. Excluding the impact of FX translation, average loans declined 1% year-over-year and 5% sequentially. On this basis, average GCB loans declined 4% year-over-year, reflecting the impact of lower customer spending in Citi’s cards businesses, higher payments by customers given government stimulus and a continuation of Citi’s pause in proactive marketing.
Excluding the impact of FX translation, average ICG loans increased 2% year-over-year. Loans in corporate lending grew 4% on an average basis, but were down 14% sequentially, reflecting significant repayments as Citi assisted its clients in accessing the capital markets. Private bank loans increased 6%, largely driven by residential real estate lending to Citi’s high-net-worth clients. TTS loans decreased 7%, reflecting weakness in underlying trade flows and the continued low level of spend in commercial cards.
Average Corporate/Other loans continued to decline (down 27%), driven by the wind-down of legacy assets.

Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Sept. 30, 2020	Jun. 30, 2020	Sept. 30, 2019
Global Consumer Banking(1)
North America	$182.1	$172.5	$153.6
Latin America	22.5	20.6	22.5
Asia(2)	115.2	108.8	100.7
Total	$319.8	$301.9	$276.8
Institutional Clients Group
Treasury and trade solutions (TTS)	$678.6	$667.5	$541.0
Banking ex-TTS	150.1	143.5	137.0
Markets and securities services	107.9	108.2	95.7
Total	$936.6	$919.2	$773.7
Corporate/Other	$11.4	$12.8	$15.8
Total Citigroup deposits (AVG)	$1,267.8	$1,233.9	$1,066.3
Total Citigroup deposits (EOP)	$1,262.6	$1,233.7	$1,087.8
(1)Reflects deposits within retail banking.
(2)Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 16% year-over-year and 2% sequentially, on both a reported basis as well as excluding the impact of FX translation.
On an average basis, deposits increased 19% year-over-year and 3% sequentially. Excluding the impact of FX translation, average deposits grew 19% from the prior-year period and 2% sequentially, reflecting continued client engagement as well as the elevated level of liquidity in the financial system. On this basis, average deposits in GCB increased 16%, with strong growth across all regions.
Excluding the impact of FX translation, average deposits in ICG grew 21% year-over-year, primarily driven by 26% growth in TTS, as well as continued growth in the private bank and securities services.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.6 years as of September 30, 2020, compared to 8.4 years as of the prior year and 8.7 years as of the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Sept. 30, 2020	Jun. 30, 2020	Sept. 30, 2019
Non-bank(1)
Benchmark debt:
Senior debt	$126.3	$126.9	$104.3
Subordinated debt	27.4	27.6	25.9
Trust preferred	1.7	1.7	1.7
Customer-related debt	61.0	60.4	50.1
Local country and other(2)	8.1	7.7	5.3
Total non-bank	$224.5	$224.3	$187.3
Bank
FHLB borrowings	$14.7	$15.0	$5.5
Securitizations(3)	16.4	17.6	22.8
Citibank benchmark senior debt	14.2	16.3	23.1
Local country and other(2)	3.5	6.6	3.5
Total bank	$48.8	$55.5	$54.9
Total long-term debt	$273.3	$279.8	$242.2
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of September 30, 2020, non-bank included $55.8 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries, as well as certain Citigroup consolidated hedging activities.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included. Within bank, borrowings under certain U.S. government-sponsored liquidity programs are also included.
(3)Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding increased year-over-year, primarily driven by the issuance of unsecured benchmark senior debt and customer-related debt at the non-bank entities, as well as an increase in FHLB borrowings at the bank, partially offset by declines in unsecured benchmark senior debt and securitizations at the bank. Sequentially, long-term debt outstanding decreased, driven primarily by declines in unsecured benchmark senior debt and securitizations at the bank.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the third quarter of 2020, Citi redeemed or repurchased an aggregate of approximately $7.1 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q20		2Q20		3Q19
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$1.4	$—	$—	$10.4	$6.9	$—
Subordinated debt	—	—	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	6.6	6.2	8.4	10.3	2.7	6.1
Local country and other	0.1	0.4	0.2	0.3	—	0.1
Total non-bank	$8.1	$6.6	$8.6	$21.0	$9.6	$6.2
Bank
FHLB borrowings	$0.3	$—	$1.0	$—	$4.3	$2.1
Securitizations	1.2	—	3.3	—	3.2	—
Citibank benchmark senior debt	2.1	—	6.0	—	2.3	—
Local country and other	3.5	0.4	0.4	3.5	0.1	—
Total bank	$7.1	$0.4	$10.7	$3.5	$9.9	$2.1
Total	$15.2	$7.0	$19.3	$24.5	$19.5	$8.3

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2020, as well as its aggregate expected remaining long-term debt maturities by year as of September 30, 2020:

	2020 YTD	Maturities
In billions of dollars		2020	2021	2022	2023	2024	2025	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$3.5	$3.0	$14.5	$11.5	$12.9	$8.7	$7.6	$68.1	$126.3
Subordinated debt	—	—	—	0.8	1.3	1.1	5.3	19.0	27.4
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt	21.4	1.8	7.8	7.8	6.1	3.8	4.1	29.6	61.0
Local country and other	0.8	0.8	3.0	2.4	0.2	—	—	1.5	8.1
Total non-bank	$25.7	$5.6	$25.3	$22.5	$20.5	$13.6	$17.0	$119.9	$224.5
Bank
FHLB borrowings	$3.7	$1.8	$7.7	$5.3	$—	$—	$—	$—	$14.7
Securitizations	4.5	—	7.0	2.2	2.4	1.1	0.4	3.3	16.4
Citibank benchmark senior debt	9.1	0.6	5.1	5.7	—	2.8	—	—	14.2
Local country and other	4.5	0.7	0.3	0.9	0.3	0.6	0.1	0.5	3.5
Total bank	$21.8	$3.1	$20.1	$14.1	$2.7	$4.5	$0.5	$3.8	$48.8
Total long-term debt	$47.5	$8.7	$45.4	$36.6	$23.2	$18.1	$17.5	$123.7	$273.3

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
Secured funding of $207 billion as of September 30, 2020 increased 6% from the prior-year period and declined 4% sequentially. Excluding the impact of FX translation, secured funding increased 4% from the prior-year period and declined 6% sequentially, both driven by normal business activity. The average balances for secured funding were approximately $217 billion for the quarter ended September 30, 2020.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of September 30, 2020.
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

Short-Term Borrowings
Citi’s short-term borrowings of $37 billion increased 6% year-over-year, primarily driven by an increase in commercial paper at both the bank and non-bank. Sequentially, short-term borrowings declined by 7%, primarily driven by a decline in FHLB advances (see Note 16 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of September 30, 2020.

Ratings as of September 30, 2020

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of September 30, 2020, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.6 billion, compared to $0.5 billion as of June 30, 2020. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of September 30, 2020, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.4 billion, unchanged from June 30, 2020.
In total, as of September 30, 2020, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $1.0 billion, unchanged from June 30, 2020 (see also Note 19 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of September 30, 2020, Citibank had liquidity commitments of approximately $11.4 billion to consolidated asset-backed commercial paper conduits, compared to $11.0 billion as of June 30, 2020 (as referenced in Note 18 to the Consolidated Financial Statements).
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

Market Risk of Non-Trading Portfolios
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Sept. 30, 2020	Jun. 30, 2020	Sept. 30, 2019
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$65	$27	$292
All other currencies	702	683	605
Total	$767	$710	$897
As a percentage of average interest-earning assets	0.04%	0.03%	0.05%
Estimated initial impact to AOCI (after-tax)(2)	$(5,757)	$(5,705)	$(4,055)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(36)	(35)	(24)

(1)Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(140) million for a 100 bps instantaneous increase in interest rates as of September 30, 2020.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

As shown in the table above, Citi increased its net interest revenue exposure to an increase in interest rates. The increase was predominantly in U.S. dollar exposure, which was $65 million as of September 30, 2020, primarily driven by placement of an increase in deposits into cash equivalents and investments.
The relatively small quarterly change in the estimated impact to AOCI primarily reflected a continuation of the positioning strategy of Citi Treasury’s investment securities and related interest rate derivatives portfolio. In the event of a parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in stockholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of September 30, 2020, Citi expects that the negative $5.8 billion impact to AOCI in such a scenario could potentially be offset over approximately 36 months.

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
In addition, in the table below, the magnitude of the impact to Citi’s net interest revenue and AOCI is greater under Scenario 2 as compared to Scenario 3. This is because the combination of changes to Citi’s investment portfolio, partially offset by changes related to Citi’s pension liabilities, results in a net position that is more sensitive to rates at shorter- and intermediate-term maturities.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$65	$70	$73	$(153)	$(217)
All other currencies	702	507	29	(29)	(313)
Total	$767	$577	$102	$(182)	$(530)
Estimated initial impact to AOCI (after-tax)(1)	$(5,757)	$(3,913)	$(2,159)	$1,468	$2,923
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(36)	(25)	(14)	8	12
Note: Each scenario assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year rate are interpolated.
(1)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of September 30, 2020, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.6 billion, or 1.0%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Australian dollar, Euro and South Korean won.
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

	For the quarter ended
In millions of dollars, except as otherwise noted	Sept. 30, 2020	Jun. 30, 2020	Sept. 30, 2019
Change in FX spot rate(1)	2.6%	2.1%	(3.0)%
Change in TCE due to FX translation, net of hedges	$655	$418	$(1,192)
As a percentage of TCE	0.4%	0.3%	(0.8)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(1.0)	(0.2)	(1)

(1)     FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	3rd Qtr.		2nd Qtr.		3rd Qtr.		Change
In millions of dollars, except as otherwise noted	2020		2020		2019		3Q20 vs. 3Q19
Interest revenue(1)	$13,373		$14,632		$19,224		(30)%
Interest expense(2)	2,821		3,509		7,536		(63)
Net interest revenue, taxable equivalent basis	$10,552		$11,123		$11,688		(10)%
Interest revenue—average rate(3)	2.57%		2.85%		4.21%		(164)	bps
Interest expense—average rate	0.67		0.83		2.04		(137)	bps
Net interest margin(3)(4)	2.03		2.17		2.56		(53)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.14%		0.19%		1.69%		(155)	bps
10-year U.S. Treasury note—average rate	0.65		0.69		1.80		(115)	bps
10-year vs. two-year spread	51	bps	50	bps	11	bps
Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S.
(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $59 million, $43 million and $47 million for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, respectively.
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
(4)Citi’s net interest margin (NIM) is calculated by dividing net interest revenue by average interest-earning assets.

Net Interest Revenue Excluding ICG Markets

	3rd Qtr.	2nd Qtr.	3rd Qtr.	Change
In millions of dollars	2020	2020	2019	3Q20 vs. 3Q19
Net interest revenue—taxable equivalent basis(1) per above	$10,552	$11,123	$11,688	(10)%
ICG Markets net interest revenue—taxable equivalent basis(1)	1,413	1,511	885	60
Net interest revenue excluding ICG Markets—taxable equivalent basis(1)	$9,139	$9,612	$10,803	(15)%

(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $59 million, $43 million and $47 million for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, respectively.

Citi’s net interest revenue in the third quarter of 2020 decreased 10% to $10.5 billion versus the prior-year period. Citi’s net interest revenue on a taxable equivalent basis also decreased 10% (as set forth in the table above). Excluding the impact of FX translation, net interest revenue declined year-over-year by approximately $930 million, as a decline of approximately $1,490 million in net interest revenue excluding ICG Markets was partially offset by an approximate $560 million increase in ICG Markets (fixed income markets and equity markets) net interest revenue. The decrease in net interest revenue excluding ICG Markets reflected the impact of lower interest rates and lower loan balances. The increase in ICG Markets net interest revenue largely reflected a change in the mix of trading positions in support of client activity. Citi expects its net interest revenue to decline year-over-year in the fourth quarter of 2020 due to the impact of lower interest rates and lower levels of customer activity related to the pandemic.
Citi’s NIM was 2.03% on a taxable equivalent basis in the third quarter of 2020, a decrease of 14 basis points from the prior quarter, reflecting the lower net interest revenue.
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

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

Quarterly—Assets	Average volume			Interest revenue			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2020	2020	2019	2020	2020	2019	2020	2020	2019
Deposits with banks(4)	$307,845	$305,485	$194,972	$116	$159	$736	0.15%	0.21%	1.50%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$153,513	$143,429	$145,267	$153	$174	$1,198	0.40%	0.49%	3.27%
In offices outside the U.S.(4)	141,436	142,681	118,741	199	227	549	0.56	0.64	1.83
Total	$294,949	$286,110	$264,008	$352	$401	$1,747	0.47%	0.56%	2.63%
Trading account assets(6)(7)
In U.S. offices	$144,268	$155,037	$113,711	$861	$953	$1,062	2.37%	2.47%	3.71%
In offices outside the U.S.(4)	140,765	124,908	137,514	597	722	834	1.69	2.32	2.41
Total	$285,033	$279,945	$251,225	$1,458	$1,675	$1,896	2.03%	2.41%	2.99%
Investments
In U.S. offices
Taxable	$282,024	$260,163	$218,823	$877	$1,024	$1,224	1.24%	1.58%	2.22%
Exempt from U.S. income tax	14,166	14,699	14,649	126	126	126	3.54	3.45	3.41
In offices outside the U.S.(4)	142,596	139,917	118,991	899	971	1,083	2.51	2.79	3.61
Total	$438,786	$414,779	$352,463	$1,902	$2,121	$2,433	1.72%	2.06%	2.74%
Loans (net of unearned income)(8)
In U.S. offices	$389,831	$410,371	$396,038	$6,316	$6,732	$7,708	6.45%	6.60%	7.72%
In offices outside the U.S.(4)	287,369	292,424	288,942	3,130	3,434	4,304	4.33	4.72	5.91
Total	$677,200	$702,795	$684,980	$9,446	$10,166	$12,012	5.55%	5.82%	6.96%
Other interest-earning assets(9)	$63,577	$75,287	$63,869	$99	$110	$400	0.62%	0.59%	2.48%
Total interest-earning assets	$2,067,390	$2,064,401	$1,811,517	$13,373	$14,632	$19,224	2.57%	2.85%	4.21%
Non-interest-earning assets(6)	$192,026	$202,209	$188,565
Total assets	$2,259,416	$2,266,610	$2,000,082

Nine Months—Assets	Average volume		Interest revenue		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2020	2019	2020	2019	2020	2019
Deposits with banks(4)	$273,487	$186,275	$802	$2,079	0.39%	1.49%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$146,098	$148,492	$1,076	$3,805	0.98%	3.43%
In offices outside the U.S.(4)	137,222	120,274	885	1,629	0.86	1.81
Total	$283,320	$268,766	$1,961	$5,434	0.92%	2.70%
Trading account assets(6)(7)
In U.S. offices	$143,148	$106,203	$2,789	$3,016	2.60%	3.80%
In offices outside the U.S.(4)	129,331	132,973	1,938	2,715	2.00	2.73
Total	$272,479	$239,176	$4,727	$5,731	2.32%	3.20%
Investments
In U.S. offices
Taxable	$260,161	$220,716	$3,059	$4,006	1.57%	2.43%
Exempt from U.S. income tax	14,345	15,390	361	451	3.36	3.92
In offices outside the U.S.(4)	137,127	114,185	2,908	3,083	2.83	3.61
Total	$411,633	$350,291	$6,328	$7,540	2.05%	2.88%
Loans (net of unearned income)(8)
In U.S. offices	$401,253	$394,376	$20,366	$22,971	6.78%	7.79%
In offices outside the U.S.(4)	290,303	286,894	10,514	13,030	4.84	6.07
Total	$691,556	$681,270	$30,880	$36,001	5.96%	7.07%
Other interest-earning assets(9)	$69,200	$66,225	$492	$1,340	0.95%	2.71%
Total interest-earning assets	$2,001,675	$1,792,003	$45,190	$58,125	3.02%	4.34%
Non-interest-earning assets(6)	$200,240	$180,870
Total assets	$2,201,915	$1,972,873
(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $148 million and $160 million for the nine months ended September 30, 2020 and 2019, respectively.
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
(8)Includes cash-basis loans.
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

Quarterly—Liabilities	Average volume			Interest expense			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2020	2020	2019	2020	2020	2019	2020	2020	2019
Deposits
In U.S. offices(4)	$505,627	$492,966	$400,445	$691	$727	$1,699	0.54%	0.59%	1.68%
In offices outside the U.S.(5)	553,673	540,779	491,472	602	742	1,670	0.43	0.55	1.35
Total	$1,059,300	$1,033,745	$891,917	$1,293	$1,469	$3,369	0.49%	0.57%	1.50%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$132,721	$150,055	$117,823	$168	$240	$1,087	0.50%	0.64%	3.66%
In offices outside the U.S.(5)	83,835	74,720	81,677	124	213	543	0.59	1.15	2.64
Total	$216,556	$224,775	$199,500	$292	$453	$1,630	0.54%	0.81%	3.24%
Trading account liabilities(7)(8)
In U.S. offices	$37,040	$38,468	$37,465	$39	$62	$228	0.42%	0.65%	2.41%
In offices outside the U.S.(5)	51,557	54,396	48,985	84	82	117	0.65	0.61	0.95
Total	$88,597	$92,864	$86,450	$123	$144	$345	0.55%	0.62%	1.58%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$76,817	$96,139	$75,179	$57	$104	$517	0.30%	0.44%	2.73%
In offices outside the U.S.(5)	18,654	22,939	17,576	31	36	92	0.66	0.63	2.08
Total	$95,471	$119,078	$92,755	$88	$140	$609	0.37%	0.47%	2.60%
Long-term debt(10)
In U.S. offices	$222,406	$217,676	$192,943	$1,023	$1,298	$1,569	1.83%	2.40%	3.23%
In offices outside the U.S.(5)	3,827	3,848	4,698	2	5	14	0.21	0.52	1.18
Total	$226,233	$221,524	$197,641	$1,025	$1,303	$1,583	1.80%	2.37%	3.18%
Total interest-bearing liabilities	$1,686,157	$1,691,986	$1,468,263	$2,821	$3,509	$7,536	0.67%	0.83%	2.04%
Demand deposits in U.S. offices	$32,208	$30,847	$27,538
Other non-interest-bearing liabilities(7)	347,532	350,060	307,586
Total liabilities	$2,065,897	$2,072,893	$1,803,387
Citigroup stockholders’ equity	$192,860	$193,093	$196,034
Noncontrolling interests	659	624	661
Total equity	$193,519	$193,717	$196,695
Total liabilities and stockholders’ equity	$2,259,416	$2,266,610	$2,000,082
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,215,016	$1,223,519	$1,026,273	$6,479	$6,703	$7,036	2.12%	2.20%	2.72%
In offices outside the U.S.(6)	852,374	840,882	785,244	4,073	4,420	4,652	1.90	2.11	2.35
Total	$2,067,390	$2,064,401	$1,811,517	$10,552	$11,123	$11,688	2.03%	2.17%	2.56%

Nine Months—Liabilities	Average volume		Interest expense		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2020	2019	2020	2019	2020	2019
Deposits
In U.S. offices(4)	$475,516	$381,447	$2,778	$4,815	0.78%	1.69%
In offices outside the U.S.(5)	533,649	483,228	2,598	4,865	0.65	1.35
Total	$1,009,165	$864,675	$5,376	$9,680	0.71%	1.50%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$137,091	$113,747	$1,126	$3,343	1.10%	3.93%
In offices outside the U.S.(5)	76,189	77,080	704	1,600	1.23	2.78
Total	$213,280	$190,827	$1,830	$4,943	1.15%	3.46%
Trading account liabilities(7)(8)
In U.S. offices	$37,321	$37,856	$239	$639	0.86%	2.26%
In offices outside the U.S.(5)	51,333	54,392	267	353	0.69	0.87
Total	$88,654	$92,248	$506	$992	0.76%	1.44%
Short-term borrowings and other interest bearing liabilities(9)
In U.S. offices	$86,555	$78,237	$487	$1,718	0.75%	2.94%
In offices outside the U.S.(5)	20,481	21,143	125	258	0.82	1.63
Total	$107,036	$99,380	$612	$1,976	0.76%	2.66%
Long-term debt(10)
In U.S. offices	$212,696	$194,142	$3,639	$4,939	2.29%	3.40%
In offices outside the U.S.(5)	3,954	4,901	14	85	0.47	2.32
Total	$216,650	$199,043	$3,653	$5,024	2.25%	3.37%
Total interest-bearing liabilities	$1,634,785	$1,446,173	$11,977	$22,615	0.98%	2.09%
Demand deposits in U.S. offices	$29,921	$28,120
Other non-interest-bearing liabilities(7)	343,601	301,864
Total liabilities	$2,008,307	$1,776,157
Citigroup stockholders’ equity	$192,967	$195,992
Noncontrolling interests	641	724
Total equity	$193,608	$196,716
Total liabilities and stockholders’ equity	$2,201,915	$1,972,873
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,172,136	$1,012,940	$20,184	$21,298	2.30%	2.81%
In offices outside the U.S.(6)	829,539	779,063	13,029	14,213	2.10	2.44
Total	$2,001,675	$1,792,003	$33,213	$35,511	2.22%	2.65%
(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $148 million and $160 million for the nine months ended September 30, 2020 and 2019, respectively.
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
(11)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	3Q20 vs. 2Q20			3Q20 vs. 3Q19
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$1	$(44)	$(43)	$276	$(896)	$(620)
Securities borrowed and purchased under agreements to resell
In U.S. offices	$12	$(33)	$(21)	$65	$(1,110)	$(1,045)
In offices outside the U.S.(3)	(2)	(26)	(28)	89	(439)	(350)
Total	$10	$(59)	$(49)	$154	$(1,549)	$(1,395)
Trading account assets(4)
In U.S. offices	$(65)	$(27)	$(92)	$242	$(443)	$(201)
In offices outside the U.S.(3)	84	(209)	(125)	19	(256)	(237)
Total	$19	$(236)	$(217)	$261	$(699)	$(438)
Investments(1)
In U.S. offices	$85	$(232)	$(147)	$303	$(650)	$(347)
In offices outside the U.S.(3)	18	(90)	(72)	189	(373)	(184)
Total	$103	$(322)	$(219)	$492	$(1,023)	$(531)
Loans (net of unearned income)(5)
In U.S. offices	$(334)	$(82)	$(416)	$(119)	$(1,274)	$(1,393)
In offices outside the U.S.(3)	(59)	(245)	(304)	(23)	(1,151)	(1,174)
Total	$(393)	$(327)	$(720)	$(142)	$(2,425)	$(2,567)
Other interest-earning assets(6)	$(18)	$7	$(11)	$(2)	$(299)	$(301)
Total interest revenue	$(278)	$(981)	$(1,259)	$1,039	$(6,891)	$(5,852)
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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	3Q20 vs. 2Q20			3Q20 vs. 3Q19
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$18	$(54)	$(36)	$362	$(1,370)	$(1,008)
In offices outside the U.S.(3)	17	(158)	(141)	189	(1,257)	(1,068)
Total	$35	$(212)	$(177)	$551	$(2,627)	$(2,076)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$(25)	$(46)	$(71)	$122	$(1,041)	$(919)
In offices outside the U.S.(3)	23	(112)	(89)	14	(433)	(419)
Total	$(2)	$(158)	$(160)	$136	$(1,474)	$(1,338)
Trading account liabilities(4)
In U.S. offices	$(3)	$(20)	$(23)	$(3)	$(186)	$(189)
In offices outside the U.S.(3)	(4)	6	2	6	(39)	(33)
Total	$(7)	$(14)	$(21)	$3	$(225)	$(222)
Short-term borrowings and Other Interest Bearing Liabilities(5)
In U.S. offices	$(18)	$(29)	$(47)	$11	$(471)	$(460)
In offices outside the U.S.(3)	(7)	2	(5)	5	(66)	(61)
Total	$(25)	$(27)	$(52)	$16	$(537)	$(521)
Long-term debt
In U.S. offices	$28	$(303)	$(275)	$213	$(759)	$(546)
In offices outside the U.S.(3)	—	(3)	(3)	(2)	(10)	(12)
Total	$28	$(306)	$(278)	$211	$(769)	$(558)
Total interest expense	$29	$(717)	$(688)	$917	$(5,632)	$(4,715)
Net interest revenue	$(307)	$(264)	$(571)	$122	$(1,259)	$(1,137)
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
(5)Includes Brokerage payables.

Analysis of Changes in Interest Revenue(1)(2)(3)

	Nine Months 2020 vs. Nine Months 2019
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits with banks(3)	$695	$(1,972)	$(1,277)
Securities borrowed and purchased under agreements to resell
In U.S. offices	$(60)	$(2,669)	$(2,729)
In offices outside the U.S.(3)	204	(948)	(744)
Total	$144	$(3,617)	$(3,473)
Trading account assets(4)
In U.S. offices	$876	$(1,103)	$(227)
In offices outside the U.S.(3)	(73)	(704)	(777)
Total	$803	$(1,807)	$(1,004)
Investments(1)
In U.S. offices	$645	$(1,682)	$(1,037)
In offices outside the U.S.(3)	555	(730)	(175)
Total	$1,200	$(2,412)	$(1,212)
Loans (net of unearned income)(5)
In U.S. offices	$395	$(3,000)	$(2,605)
In offices outside the U.S.(3)	153	(2,669)	(2,516)
Total	$548	$(5,669)	$(5,121)
Other interest-earning assets(6)	$58	$(906)	$(848)
Total interest revenue	$3,448	$(16,383)	$(12,935)
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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	Nine Months 2020 vs. Nine Months 2019
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits
In U.S. offices	$987	$(3,024)	$(2,037)
In offices outside the U.S.(3)	464	(2,731)	(2,267)
Total	$1,450	$(5,754)	$(4,304)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$576	$(2,793)	$(2,217)
In offices outside the U.S.(3)	(18)	(878)	(896)
Total	$558	$(3,671)	$(3,113)
Trading account liabilities(4)
In U.S. offices	$(9)	$(391)	$(400)
In offices outside the U.S.(3)	(19)	(67)	(86)
Total	$(28)	$(458)	$(486)
Short-term borrowings and Other Interest Bearing Liabilities(5)
In U.S. offices	$166	$(1,397)	$(1,231)
In offices outside the U.S.(3)	(8)	(125)	(133)
Total	$158	$(1,522)	$(1,364)
Long-term debt
In U.S. offices	$437	$(1,737)	$(1,300)
In offices outside the U.S.(3)	(14)	(57)	(71)
Total	$423	$(1,794)	$(1,371)
Total interest expense	$2,561	$(13,199)	$(10,638)
Net interest revenue	$885	$(3,183)	$(2,298)
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
(5)Includes Brokerage payables.

Market Risk of Trading Portfolios

Value at Risk (VAR)
As of September 30, 2020, Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility and estimates that the conservative features of the VAR calibration contribute an approximate 41% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of June 30, 2020, the add-on was 49%.
As set forth in the table below, Citi's average trading VAR decreased from June 30, 2020 to September 30, 2020. The decrease was due to reductions in market volatilities with normalization of credit spread volatilities and lower realized volatilities in equity. Citi’s average trading and credit portfolio VAR also decreased from June 30, 2020 to September 30, 2020 due to the same reason.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Third Quarter		Second Quarter		Third Quarter
In millions of dollars	September 30, 2020	2020 Average	June 30, 2020	2020 Average	September 30, 2019	2019 Average
Interest rate	$69	$82	$95	$78	$29	$33
Credit spread	67	79	89	137	40	41
Covariance adjustment(1)	(47)	(55)	(60)	(61)	(24)	(23)
Fully diversified interest rate and credit spread(2)	$89	$106	$124	$154	$45	$51
Foreign exchange	27	23	23	28	12	20
Equity	29	26	27	50	13	17
Commodity	21	25	25	27	16	26
Covariance adjustment(1)	(77)	(76)	(73)	(107)	(48)	(60)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$89	$104	$126	$152	$38	$54
Specific risk-only component(3)	$(2)	$(10)	$(20)	$(9)	$(5)	$2
Total trading VAR—general market risk factors only (excluding credit portfolios)	$91	$114	$146	$161	$43	$52
Incremental impact of the credit portfolio(4)	$35	$26	$16	$93	$16	$12
Total trading and credit portfolio VAR	$124	$130	$142	$245	$54	$66

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Third Quarter		Second Quarter		Third Quarter
	2020		2020		2019
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$61	$111	$44	$137	$25	$42
Credit spread	67	95	89	171	37	47
Fully diversified interest rate and credit spread	$83	$128	$112	$223	$45	$60
Foreign exchange	15	31	20	34	12	29
Equity	22	33	23	135	11	24
Commodity	21	32	17	64	16	75
Total trading	$87	$128	$106	$246	$38	$84
Total trading and credit portfolio	113	150	120	424	54	93
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Sept. 30, 2020
Total—all market risk factors, including general and specific risk
Average—during quarter	$101
High—during quarter	120
Low—during quarter	87

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
As of September 30, 2020, there were four back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months. All four exceptions occurred during March 2020 and were related to market volatility due to the COVID-19 pandemic.

OPERATIONAL RISK
For additional information regarding operational risk, including Citi’s management of operational risk, see “Operational Risk” in Citi’s 2019 Annual Report on Form 10-K.

Erroneous Revlon-Related Payment
In August 2020, Citi, as administrative agent for a Revlon credit facility, in addition to making an interest payment, erroneously paid the lenders under the facility an aggregate of approximately $894 million, which is an amount equal to the principal balance of the loan at that time. Human error at Citi and at a third-party vendor, and limitations in Citi’s loan processing systems, were the main contributing factors. After a careful assessment of the incident, Citi immediately put in additional controls to prevent similar loan disbursement errors in the future, while also embarking on a major upgrade of the loan infrastructure and controls.
As of November 4, 2020, $389.8 million has been recovered from various lenders that received portions of the erroneous payment. The remaining balance of $504.2 million is accounted for as a receivable in Other assets on the Consolidated Balance Sheet and, in accordance with ASC 450, Citi has not recognized any impairment on this receivable because it does not believe a loss is probable. Citi commenced litigation against certain fund managers of lenders that have not returned the funds that were erroneously sent to them and obtained a temporary restraining order against the fund managers and those acting with them that freezes those transferred funds. For additional information on the litigation, see Note 23 to the Consolidated Financial Statements.

STRATEGIC RISK
For additional information regarding strategic risk, including Citi’s management of strategic risk, see “Managing Global Risk—Strategic Risk” in Citi’s 2019 Annual Report on Form 10-K.

U.K.’s Future Relationship with EU
As previously disclosed, the U.K. formally left the EU on January 31, 2020, and the U.K. and EU are currently in a transition period whereby the prior legal and regulatory framework has continued. This transition period ceases on December 31, 2020 in the absence of a negotiated agreement. As of January 1, 2021, the U.K. would be treated as an autonomous country by the EU, with U.K. firms no longer having automatic access to the EU’s single market.
While the U.K. government and the EU continue to negotiate a free trade agreement, it remains uncertain whether the negotiations will be successfully concluded in time to take effect by the end of the transition period. Moreover, the free trade agreement will likely cover tariffs and quotas for goods but not services in the financial sector between the U.K. and the EU.
Accordingly, Citi has continued to plan for a “no deal” exit scenario. Citi has worked closely with clients, regulators and other relevant stakeholders in order to provide continuity of services to its U.K. and EU clients. Citi has migrated certain business activities to alternative legal entities and branches with appropriate regulatory permissions to carry out such activity, and has established required capabilities in the U.K. and EU. Citi also continues to monitor macroeconomic scenarios and market events and has been undertaking stress testing to assess potential impacts on its businesses.
For additional information about Citi’s plans for a U.K. exit from the EU and uncertainties related to the U.K.’s future relationship with the EU, see “Managing Global Risk—Strategic Risk—Exit of U.K. from EU” and “Risk Factors—Strategic Risk” in Citi’s 2019 Annual Report on Form 10-K.

LIBOR Transition Risk
Citi has continued to prepare for the transition away from LIBOR by the end of 2021, including working with regulators and various industry groups such as the Alternative Reference Rates Committee (ARRC). Citi also continues to implement its LIBOR transition action plans and associated roadmaps under its key workstreams. In addition, Citi has transitioned the discounting of centrally cleared EUR and USD interest rate derivatives to the Euro Short-Term Rate and the Secured Overnight Financing Rate, respectively; announced the adoption of the newly published ISDA IBOR Fallbacks Protocol for existing IBOR derivatives transactions; and increased Citi’s virtual client communication efforts, including outreach regarding these new industry-led protocols and solutions.
For additional information about Citi’s actions to address a transition away from and discontinuance of LIBOR, see “Managing Global Risk—Strategic Risk—LIBOR Transition Risk” in Citi’s 2019 Annual Report on Form 10-K. For information about Citi’s LIBOR transition risks, see “Risk Factors—Strategic Risks” in Citi’s 2019 Annual Report on Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of September 30, 2020. The total exposure as of September 30, 2020 to the top 25 countries disclosed below, in combination with the U.S., would represent approximately 96% of Citi’s exposure to all countries. For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, for U.K. exposure, only 35% of corporate loans presented in the table below are to U.K. domiciled entities (and 38% of unfunded lending commitments are to U.K. domiciled entities), with the balance of the loans predominately outstanding to European domiciled counterparties. Approximately 78% of the total U.K. funded loans and 84% of the total U.K. unfunded lending commitments were investment grade as of September 30, 2020. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 3Q20	Total as of 2Q20	Total as of 3Q19	Total as a % of Citi as of 3Q20
United Kingdom	$42.3	$—	$2.1	$48.6	$16.8	$(6.0)	$4.5	$0.1	$108.4	$109.7	$116.6	6.3%
Mexico	16.1	13.4	0.3	7.9	2.6	(0.9)	16.6	5.0	61.0	59.1	67.3	3.5
Hong Kong	18.9	13.0	0.7	6.9	1.7	(1.1)	7.1	0.7	47.9	49.1	52.5	2.8
Singapore	13.9	13.2	0.1	6.1	2.1	(0.6)	8.5	0.8	44.1	46.8	41.3	2.5
Ireland	12.4	—	0.7	26.9	0.6	(0.1)	—	0.8	41.3	42.0	34.8	2.4
South Korea	3.3	16.9	0.1	2.4	0.8	(0.5)	9.3	1.0	33.3	32.7	31.2	1.9
India	5.9	4.2	0.7	6.0	4.7	(0.4)	9.7	0.7	31.5	28.5	29.6	1.8
Germany	0.6	—	—	6.9	5.0	(4.5)	10.8	8.2	27.0	24.6	18.0	1.6
Brazil	12.0	—	—	2.8	3.9	(0.9)	3.8	3.5	25.1	25.4	25.7	1.4
China	7.3	3.5	0.6	3.0	2.0	(0.7)	5.6	0.5	21.8	19.2	18.6	1.3
Australia	4.7	8.7	—	6.7	1.8	(0.6)	1.4	(1.6)	21.1	20.2	20.8	1.2
Japan	2.6	—	0.1	3.2	4.5	(1.9)	5.5	5.8	19.8	18.5	18.3	1.1
Taiwan	5.9	8.0	0.2	1.1	0.5	(0.1)	0.8	0.6	17.0	16.7	17.2	1.0
Canada	2.3	0.6	0.2	7.3	1.5	(0.9)	5.1	0.9	17.0	17.8	15.9	1.0
Poland	3.6	1.9	—	2.6	0.1	(0.1)	6.3	0.6	15.0	15.1	13.6	0.9
Jersey	7.0	—	—	6.3	0.1	(0.1)	—	—	13.3	12.0	13.6	0.8
United Arab Emirates	7.3	1.3	—	3.0	0.4	(0.2)	0.1	(0.1)	11.8	12.9	11.6	0.7
Malaysia	1.3	3.8	0.1	0.8	0.2	—	1.8	0.4	8.4	9.1	9.1	0.5
Thailand	0.9	2.6	—	2.0	—	—	2.2	0.2	7.9	7.8	7.8	0.5
Luxembourg	0.8	—	—	—	0.6	(0.5)	5.2	0.7	6.8	6.7	3.1	0.4
Indonesia	2.4	0.7	—	1.2	0.1	(0.1)	1.4	0.3	6.0	5.9	5.9	0.3
Philippines	0.9	1.4	—	0.5	—	—	1.9	—	4.7	5.4	4.6	0.3
Russia	1.7	0.8	—	0.7	0.2	(0.1)	1.2	0.1	4.6	5.4	5.0	0.3
Italy	0.2	—	—	2.1	5.0	(5.0)	—	1.6	3.9	3.8	3.4	0.2
Netherlands	—	—	—	—	1.4	(1.6)	1.8	2.2	3.8	4.5	(0.1)	0.2
Total as a % of Citi’s total exposure												34.9%
Total as a % of Citi’s non-U.S. total exposure												90.0%

(1)    ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of September 30, 2020, private bank loans in the table above totaled $28.7 billion, concentrated in Hong Kong ($8.2 billion), Singapore ($6.8 billion) and the U.K. ($6.7 billion).
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

Argentina
As previously disclosed, Citi operates in Argentina through its ICG businesses. As of September 30, 2020, Citi’s net investment in its Argentine operations was approximately $910 million. Citi uses the U.S. dollar as the functional currency for its operations in Argentina because the Argentine economy is considered highly inflationary under U.S. GAAP. For additional information about Citi’s exposures in Argentina, see “Managing Global Risk—Country Risk—Argentina” in Citi’s 2019 Annual Report on Form 10-K.
During August 2020, the Argentine government announced the successful restructuring of almost all of its foreign currency debt issued under foreign law, for which it had previously postponed principal and interest payments. However, during September 2020, the Argentine government tightened its existing capital and currency controls, which continue to restrict Citi’s ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations.
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of September 30, 2020, the international NDF market had very limited liquidity, resulting in Citi being unable to economically hedge a significant portion of its Argentine peso exposure. As a result, and to the extent that Citi is unable to execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net Argentine peso‐denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate allowances for credit losses on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for such risks under U.S. GAAP as of September 30, 2020. However, given the recent events in Argentina, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures. For additional information on emerging markets risks, see “Risk Factors—Strategic Risks” in Citi’s 2019 Annual Report on Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

This section contains a summary of Citi’s most significant accounting policies. Note 1 to the Consolidated Financial Statements in Citigroup’s 2019 Annual Report on Form 10-K and in Citigroup’s First Quarter of 2020 Form 10-Q contain a summary of all of Citigroup’s significant accounting policies. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Operational Risks” in Citigroup’s 2019 Annual Report on Form 10-K). Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Citigroup Board of Directors.

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
Citi purchases securities under agreements to resell (reverse repurchase agreements) and sells securities under agreements to repurchase (repurchase agreements), a majority of which is carried at fair value. In addition, certain loans, short-term borrowings, long-term debt and deposits, as well as certain securities borrowed and loaned positions that are collateralized with cash, are carried at fair value. Citigroup holds its investments, trading assets and liabilities, and resale and repurchase agreements on Citi’s Consolidated Balance Sheet to meet customer needs and to manage liquidity needs, interest rate risks and private equity investing.
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
The ACL is composed of quantitative and qualitative components. For the quantitative component, Citi uses a single forward-looking macroeconomic forecast that is complemented by a qualitative component. This qualitative component reflects (i) economic uncertainty related to an alternative downside scenario, (ii) loss adjustments for concentration and collateral, and (iii) specific adjustments based on the associated portfolio for estimating the ACL.

Quantitative Component
Citi estimates expected credit losses for its quantitative component based on (i) its internal system of credit risk ratings, (ii) its comprehensive internal history and rating agency information regarding default rates and loss data, including internal data on the severity of losses in the event of default, and (iii) a reasonable and supportable forecast of future macroeconomic conditions.
Citi’s expected credit loss is determined primarily by utilizing models for the borrowers’ probability of default (PD), loss given default (LGD) and exposure at default (EAD). The loss likelihood and severity models used for estimating expected credit losses are sensitive to changes in macroeconomic variables that inform the forecasts. For wholesale portfolios, the loss likelihood and loss severity models cover a wide range of geography, industry, product and business segments that contribute to the portfolios.
In addition, Citi’s delinquency-managed portfolios containing smaller-balance homogeneous loans also use PD, LGD and EAD models to determine expected credit losses and reserve balances based on leading credit indicators, including loan delinquencies and changes in portfolio size, as well as other current economic factors and credit trends, including housing prices, unemployment and gross domestic product (GDP). This methodology is applied separately for each product within each geographic region in which these portfolios exist, including the U.S., Mexico and Asia.
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

Qualitative Component
Citi uses a qualitative component of the ACL to adjust for economic uncertainty. The qualitative component considers, among other things, the uncertainty of forward-looking economic scenarios based on the likelihood and severity of a downside scenario, certain portfolio characteristics and concentrations, collateral coverage, model limitations, idiosyncratic events and other relevant criteria under banking supervisory guidance for loan loss reserves. In the current macroeconomic environment, the quantitative and qualitative components reflect the estimated impact of the pandemic on economic forecasts and the impact on credit loss estimates.
Citi’s qualitative component also includes a judgmental management adjustment, which is an alternative, more adverse scenario that only considers downside risk.

3Q20 Combined Quantitative and Qualitative Components
The ACL reflects both the quantitative component and the qualitative component, including the judgmental management adjustment, and includes reserves for loans modified under the CARES Act and U.S. banking agency relief (for additional information, see “COVID-19 Pandemic Overview—Troubled Debt Restructuring (TDR) Relief” above).
In the third quarter, Citi (i) released $0.2 billion of the ACL for its consumer portfolios and (ii) built $0.5 billion of the ACL for its corporate portfolios. Both consumer and corporate ACLs were impacted by lower loan balances and some improvement in macroeconomic conditions for the quantitative base scenario. In addition, the corporate ACL reflected an improved outlook in the third quarter for certain variables for the base case, such as the VIX and oil prices. For the consumer ACL, the change in the estimate related to variable third-party collection costs, primarily for its international cards portfolios, reduced the ACL by $122 million.
In the third quarter, the qualitative judgmental management adjustment incorporated this alternative downside scenario at a 15% likelihood, which contributed to an increase in the Provision for credit losses of approximately $0.8 billion and ending ACL reserves of $3.1 billion in the quarter, for an overall ACL balance of $28.9 billion at September 30, 2020. This increase in the judgmental management adjustment was partially offset by lower loan volumes. Without the management adjustment, Citi estimates it would have had a $500 million release in the ACL. The outlook for many of the macroeconomic variables, such as GDP and unemployment, continues to evolve.
The extent of the pandemic’s ultimate impact will depend, among other things, on (i) how consumers respond to the government stimulus and assistance, as well as Citi’s own customer relief efforts; (ii) the impact on unemployment; (iii) the timing and extent of the economic recovery; (iv) whether there is a resurgence of COVID-19, including as businesses and schools reopen and the extent of that resurgence; and (v) the extent of any market volatility. Citi believes its analysis of the ACL reflects the forward view of the economic analysis as of September 30, 2020, based on its September 8, 2020 forecast.

Macroeconomic Variables
Citi uses a multitude of variables in its macroeconomic forecast as part of its calculation of both the qualitative and quantitative components of the ACL, including both domestic and international variables for its global portfolios and exposures. Citi’s forecasts of the U.S. unemployment rate and U.S. GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of its consumer and corporate ACL.
The tables below show these macroeconomic variables for Citi’s 3Q20, 2Q20 and 1Q20 consumer and corporate ACL, comparing Citi’s forecasted 4Q20, 2Q21 and 4Q21 quarterly average U.S. unemployment rate and year-over-year U.S. GDP forecasted growth rate for 2020, 2021 and 2022:

	Quarterly average
U.S. unemployment	4Q20	2Q21	4Q21	13-quarter average(1)
Citi forecast at 1Q20	7.1%	6.7%	6.5%	6.1%
Citi forecast at 2Q20	8.9	7.2	5.9	7.2
Citi forecast at 3Q20	8.7	7.6	6.4	6.6

(1)    Represents the average unemployment rate for the rolling, forward-looking 13 quarters in forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. GDP	2020	2021	2022
Citi forecast at 1Q20	(1.3)%	1.5%	1.9%
Citi forecast at 2Q20	(5.1)	5.5	3.3
Citi forecast at 3Q20	(5.1)	3.3	2.8

(1)    The year-over-year growth rate is the percentage change in the real (inflation adjusted) GDP level.

Under the quantitative base scenario, Citi’s 3Q20 forecasts are for U.S. unemployment to continue to improve as the U.S. moves past the peak of the crisis, with a somewhat more muted and slower recovery in both unemployment and U.S. GDP through 2022, compared to the 2Q20 forecasts.
The downside scenario incorporates more adverse economic variables, e.g., approximately 500 bps in higher unemployment rates through 2021 and a slower GDP recovery, which is 9% lower than the base case in 2021, compared with the second quarter outlook that was only 1% lower than the base case.

Consumer
As discussed above, Citi’s total consumer ACL release (including Corporate/Other) of $0.2 billion in the third quarter of 2020 reduced the ACL balance to $19.5 billion, or 6.96% of total consumer loans, and reflected the update of the macroeconomic forecast scenario for the third quarter. Citi’s consumer ACL is largely driven by the cards businesses, where the receivables have longer estimated tenors under the CECL lifetime expected credit loss methodology, net of recoveries, than under the previous incurred loss model. Citi’s consumer ACL release included a one-time release of approximately $122 million related to the change in accounting for third-party collection costs, primarily for Citi’s international cards portfolios, as discussed below.
For cards, the level of reserves relative to EOP loans increased to 11.42% at September 30, 2020, compared to 11.21% at June 30, 2020, primarily due to lower average loan balances. For the remaining consumer exposures, the level of reserves relative to EOP loans decreased to 2.1% at September 30, 2020, compared to 2.2% at June 30, 2020.

Corporate
Citi’s corporate ACLL for outstanding loans increased $0.1 billion in the third quarter of 2020, bringing the ACLL reserve balance to $6.9 billion, or 1.82% of total funded loans, and reflected the update of the macroeconomic forecast scenario for the third quarter.
The higher ACL build was primarily driven by an increase in the qualitative management adjustment component of the reserve to reflect the potential for a higher level of stress and/or somewhat slower economic recovery. Mexico and Argentina were the key contributors to the increase in the corporate ACL build, partially offset primarily by a U.S. release.
The ACL for unfunded loans increased $0.4 billion in the third quarter, bringing the total corporate ACL reserve balance included in Other liabilities to $2.3 billion at September 30, 2020.

Impact to ACL Estimate as a Result of a Voluntary Change in the Accounting for Variable Post-Charge-Off Third-Party Collection Costs
During the second quarter of 2020, there was a change in Citi’s ACL accounting estimate effected by a change in Citi’s accounting principle for variable post-charge-off third-party collection costs. These costs were previously accounted for as a reduction in credit recoveries. As a result of this change, beginning July 1, 2020, these costs are accounted for as an increase in operating expenses. Determining a preferable method of accounting for such costs is a judgmental matter; however, Citi concluded that such a change in the method of accounting is preferable in Citi’s circumstances as it better reflects the nature of these collection costs to investors. That is, these costs do not represent reduced payments from borrowers and are similar to Citi’s other executory third-party vendor contracts that are accounted for as operating expenses as incurred.
As a result of this accounting change, Citi had a one-time consumer ACL release of approximately $426 million in the second quarter of 2020 related to its U.S. card portfolios. This policy change impacts the ACL estimate as the level of credit recoveries used in the ACL estimation process will increase as a result of the collection costs being reclassified to operating expenses. Since the validation of the models determining the impact of variable post-charge-off third-party collection costs primarily related to Citi’s international card portfolios was not completed as of the second quarter of 2020, Citi reflected this adjustment in its third quarter ACL provision to include an incremental release of $122 million. These ACL releases reflect the impact to Citi’s ACL estimate of the revised credit recoveries incorporated in the ACL models. Aside from this impact on the ACL estimation process, this change in accounting also resulted in a reclassification of approximately $50 million of collection costs from credit recoveries to operating expenses each quarter, beginning in the third quarter of 2020.

ACL Sensitivity
To the extent that the probability of the downside scenario increases, a corresponding increase in reserves would be expected. It is important to note the following:

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

ACLL and Non-accrual Ratios
At September 30, 2020, the ratio of the allowance for credit losses to total funded loans was 4.00% (6.96% for consumer loans and 1.82% for corporate loans), compared to 3.89% at June 30, 2020 (6.97% for consumer loans and 1.71% for corporate loans).
Citi’s total non-accrual loans were $5.3 billion at September 30, 2020, down $571 billion from June 30, 2020. Consumer non-accrual loans decreased $139 million to $1.7 billion at September 30, 2020 from $1.8 billion at June 30, 2020, while corporate non-accrual loans decreased $432 million to $3.6 billion at September 30, 2020 from $4.0 billion at June 30, 2020. In addition, the ratio of non-accrual loans to total corporate loans was 0.93%, and 0.60% of non-accrual loans to total consumer loans, at September 30, 2020.

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
Citi performed the annual test as of July 1, 2020. The fair values of the Company’s reporting units as a percentage of their carrying values ranged from approximately 115% to 136%, resulting in no impairment. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the current environment remains rapidly evolving due to the COVID-19 pandemic. Further deterioration in macroeconomic and market conditions, including potential adverse effects to economic forecasts due to the severity and duration of the pandemic, as well as the responses of governments, customers and clients, could negatively influence the assumptions used in the valuations, in particular, the discount and growth rates used in the net income projections. If the future were to differ from management’s best estimate of key economic assumptions, and associated cash flows were to decrease, Citi could potentially experience material goodwill impairment charges in the future. See Note 15 to the Consolidated Financial Statements for a further discussion on goodwill.

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
At September 30, 2020, Citigroup had recorded net DTAs of approximately $24.8 billion, an increase of $0.9 billion from June 30, 2020 and an increase of $1.7 billion from December 31, 2019. The increase for the quarter was primarily driven by a lower level of U.S. earnings and losses in Other comprehensive income.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	September 30, 2020	June 30, 2020	December 31, 2019
Total U.S.	$22.6	$22.0	$21.0
Total foreign	2.2	1.9	2.1
Total	$24.8	$23.9	$23.1

Of Citi’s total net DTAs of $24.8 billion as of September 30, 2020, $9.6 billion (primarily relating to net operating losses, foreign tax credit and general business credit carry-forwards, which were reduced by $0.2 billion in the current quarter) was deducted in calculating Citi’s regulatory capital. Net DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter ended September 30, 2020, Citi did not have any such DTAs. Accordingly, the remaining $15.2 billion of net DTAs as of September 30, 2020 was not deducted in calculating regulatory capital pursuant to Basel III standards and was appropriately risk weighted under those rules.

DTA Realizability
Citi believes that the realization of the recognized net DTAs of $24.8 billion at September 30, 2020 is more-likely-than-not based upon management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).
In the third quarter of 2020, there was no change in Citi’s DTA valuation allowance (VA) requirements for foreign tax credit carry-forwards. In the fourth quarter of 2020, as part of its normal planning process, Citi expects to update its forecasts of operating income and foreign source income, which in turn can affect the VA.

Effective Tax Rate
Citi’s reported effective tax rate for the third quarter of 2020 was approximately 20%, compared to approximately 18% in the third quarter of 2019. The increase in the effective tax rate was primarily due to the non-deductible civil money penalty in the quarter (for additional information, see “Executive Summary” above).

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi, in its related quarterly report on Form 10-Q, previously disclosed no reportable activities for the first quarter of 2020 and reportable activities pursuant to Section 219 for the second quarter of 2020.
Citi had no reportable activities pursuant to Section 219 for the third quarter of 2020.

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
•the potential impact on Citi’s ability to return capital to common shareholders, consistent with its capital planning efforts and targets, due to, among other things, the ongoing or forecasted impact to Citi’s results of operations and financial condition, whether due to the pandemic or otherwise; regulatory requirements, including recent actions regarding stock buyback restrictions, stress tests and new dividend limitations, as well as the cessation of the temporary SLR relief for Citigroup and phase-in to regulatory capital of the full impact of CECL; Citi’s effectiveness in managing its level of risk-weighted assets and GSIB surcharge; potential changes to the regulatory capital framework; the results of the CCAR process and regulatory stress tests, including regulatory determination or recalibration of Citi’s “stress capital buffer” (SCB); and any resulting variability in the SCB and the impact on Citi’s estimated management buffer;
•the potential impact to Citi’s regulatory capital ratios under the Basel III Advanced Approaches framework for determining risk-weighted assets, given that credit risk-
weighted assets calculated under the Advanced Approaches are more risk sensitive than those calculated under the Standardized Approach;
•the potential impact to Citi’s businesses, and results of operations and financial condition, as well as its macroeconomic outlook, due to macroeconomic and geopolitical and other challenges and uncertainties and volatilities, including, among others, election uncertainties and outcomes; the ability of the U.K. and EU to reach an agreement on the terms and conditions related to the U.K.’s withdrawal from the EU; geopolitical tensions and conflicts; natural disasters; pandemics; governmental fiscal and monetary actions, such as changes in interest rates; and protracted or widespread trade tensions, including changes in U.S. trade and sanctions policies and resulting retaliatory measures;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential fiscal, monetary, regulatory, tax and other changes from the U.S. federal government and others, whether due to the pandemic, election outcomes or otherwise; potential changes to various aspects of the regulatory capital framework; the terms of and other uncertainties resulting from the U.K.’s exit from the European Union; and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, business planning and compliance risks and costs;
•Citi’s ability to achieve its projected or expected results from its continued investments and efficiency initiatives, such as revenue growth, expense management and enhancement of the risk and control environment, as part of Citi’s overall strategy to meet operational and financial objectives, including as a result of factors that Citi cannot control;
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
•the potential impact of changes to, or the application of incorrect, assumptions, judgments or estimates in Citi’s financial statements, including the estimates of the allowance for credit losses, reserves related to litigation, regulatory and tax matters exposures, valuation of DTAs, the fair value of certain assets and liabilities or otherwise, such as assessing goodwill or any other asset (e.g., the receivable related to the Revlon credit facility) for impairment;
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
•the potential impact on Citi’s liquidity and/or costs of funding as a result of external factors, including, among others, the competitive environment for deposits, market disruptions and governmental fiscal and monetary policies as well as regulatory changes or negative investor
•perceptions of Citi’s creditworthiness, unexpected increases in cash or collateral requirements and the inability to monetize available liquidity resources, whether due to the COVID-19 pandemic or otherwise;
•the impact of a ratings downgrade of Citi or one or more of its more significant subsidiaries or issuing entities on Citi’s funding and liquidity as well as operations of certain of its businesses;
•the potential impact to Citi of ongoing interpretation and implementation of regulatory and legislative requirements and changes in the U.S. and globally, as well as heightened regulatory scrutiny and expectations for large financial institutions and their employees and agents, with respect to, among other things, governance, infrastructure, data and risk management practices and controls, including the impact on Citi’s compliance, regulatory and other risks and costs, such as increased regulatory oversight and restrictions, enforcement proceedings, penalties and fines; and

•the potential outcomes of the extensive legal and regulatory proceedings, as well as regulatory examinations, investigations, other inquiries and consent orders and related compliance efforts, to which Citi is or may be subject at any given time, particularly given the increased focus by regulators on risk and controls, such as risk management, compliance, data quality management and governance and internal controls, and policies and procedures; as well as the transformative efforts to remediate deficiencies on a timely and sufficient basis and increased expenses for such remediation efforts, together with the heightened scrutiny and expectations generally from regulators, and the severity of the remedies sought by regulators, such as civil money penalties, supervisory or enforcement orders, business restrictions, limitations on dividends and changes to directors and/or officers, and potential collateral consequences to Citi arising from such outcomes.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2020	2019	2020	2019
Revenues
Interest revenue	$13,314	$19,177	$45,042	$57,965
Interest expense	2,821	7,536	11,977	22,615
Net interest revenue	$10,493	$11,641	$33,065	$35,350
Commissions and fees	$2,753	$2,906	$8,707	$8,713
Principal transactions	2,508	2,802	11,926	7,480
Administration and other fiduciary fees	892	880	2,565	2,588
Realized gains on sales of investments, net	304	361	1,484	959
Impairment losses on investments:
Impairment losses on investments and other assets	(30)	(14)	(154)	(27)
Provision for credit losses on AFS debt securities(1)	4	—	(4)	—
Net impairment losses recognized in earnings	$(26)	$(14)	$(158)	$(27)
Other revenue (loss)	$378	$(2)	$210	$845
Total non-interest revenues	$6,809	$6,933	$24,734	$20,558
Total revenues, net of interest expense	$17,302	$18,574	$57,799	$55,908
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$1,809	$2,062	$15,949	$6,095
Provision for credit losses on held-to-maturity (HTM) debt securities	(16)	—	21	—
Provision for credit losses on other assets	(13)	—	31	—
Policyholder benefits and claims	58	17	97	48
Provision for credit losses on unfunded lending commitments	424	9	1,094	18
Total provisions for credit losses and for benefits and claims	$2,262	$2,088	$17,192	$6,161
Operating expenses
Compensation and benefits	$5,595	$5,329	$16,873	$16,368
Premises and equipment	575	580	1,702	1,713
Technology/communication	1,891	1,783	5,355	5,227
Advertising and marketing	238	378	865	1,171
Other operating	2,665	2,394	7,178	7,069
Total operating expenses	$10,964	$10,464	$31,973	$31,548
Income from continuing operations before income taxes	$4,076	$6,022	$8,634	$18,199
Provision for income taxes	815	1,079	1,522	3,727
Income from continuing operations	$3,261	$4,943	$7,112	$14,472
Discontinued operations
Loss from discontinued operations	$(7)	$(15)	$(26)	$(27)
Benefit for income taxes	—	—	—	(27)
Income (loss) from discontinued operations, net of taxes	$(7)	$(15)	$(26)	$—
Net income before attribution of noncontrolling interests	$3,254	$4,928	$7,086	$14,472
Noncontrolling interests	24	15	18	50
Citigroup’s net income	$3,230	$4,913	$7,068	$14,422
Basic earnings per share(2)
Income from continuing operations	$1.41	$2.09	$2.98	$5.92
Income from discontinued operations, net of taxes	—	(0.01)	(0.01)	—
Net income	$1.41	$2.09	$2.97	$5.92
Weighted average common shares outstanding (in millions)	2,081.8	2,220.8	2,087.1	2,282.4
Diluted earnings per share(2)
Income from continuing operations	$1.40	$2.08	$2.97	$5.89
Income (loss) from discontinued operations, net of taxes	—	(0.01)	(0.01)	—
Net income	$1.40	$2.07	$2.96	$5.89
Adjusted weighted average common shares outstanding (in millions)	2,094.3	2,237.1	2,100.1	2,298.2

(1)    In accordance with ASC 326.
(2)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Citigroup’s net income	$3,230	$4,913	$7,068	$14,422
Add: Citigroup’s other comprehensive income(1)
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$(282)	$307	$3,683	$2,145
Net change in debt valuation adjustment (DVA), net of taxes(2)	(307)	210	601	(358)
Net change in cash flow hedges, net of taxes	(235)	253	1,736	1,056
Benefit plans liability adjustment, net of taxes	246	(250)	(117)	(567)
Net change in foreign currency translation adjustment, net of taxes and hedges	897	(1,442)	(2,651)	(1,293)
Net change in excluded component of fair value hedges, net of taxes	(39)	(10)	1	52
Citigroup’s total other comprehensive income	$280	$(932)	$3,253	$1,035
Citigroup’s total comprehensive income	$3,510	$3,981	$10,321	$15,457
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$19	$(33)	$7	$(26)
Add: Net income attributable to noncontrolling interests	24	15	18	50
Total comprehensive income	$3,553	$3,963	$10,346	$15,481
(1)See Note 17 to the Consolidated Financial Statements.
(2)See Note 20 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	September 30,
	2020	December 31,
In millions of dollars	(Unaudited)	2019
Assets
Cash and due from banks (including segregated cash and other deposits)	$25,308	$23,967
Deposits with banks, net of allowance	298,387	169,952
Securities borrowed and purchased under agreements to resell (including $175,626 and $153,193 as of September 30, 2020 and December 31, 2019, respectively, at fair value), net of allowance	289,358	251,322
Brokerage receivables, net of allowance	51,610	39,857
Trading account assets (including $160,427 and $120,236 pledged to creditors at September 30, 2020 and December 31, 2019, respectively)	348,209	276,140
Investments:
Available-for-sale debt securities (including $5,996 and $8,721 pledged to creditors as of September 30, 2020 and December 31, 2019, respectively), net of allowance	343,690	280,265
Held-to-maturity debt securities (including $360 and $1,923 pledged to creditors as of September 30, 2020 and December 31, 2019, respectively), net of allowance	96,065	80,775
Equity securities (including $1,198 and $1,162 at fair value as of September 30, 2020 and December 31, 2019, respectively)	7,769	7,523
Total investments	$447,524	$368,563
Loans:
Consumer (including $14 and $18 as of September 30, 2020 and December 31, 2019, respectively, at fair value)	280,025	309,548
Corporate (including $5,510 and $4,067 as of September 30, 2020 and December 31, 2019, respectively, at fair value)	386,886	389,935
Loans, net of unearned income	$666,911	$699,483
Allowance for credit losses on loans (ACLL)	(26,426)	(12,783)
Total loans, net	$640,485	$686,700
Goodwill	21,624	22,126
Intangible assets (including MSRs of $334 and $495 as of September 30, 2020 and December 31, 2019, respectively, at fair value)	4,804	4,822
Other assets (including $11,692 and $12,830 as of September 30, 2020 and December 31, 2019, respectively, at fair value), net of allowance	107,150	107,709
Total assets	$2,234,459	$1,951,158

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

	September 30,
	2020	December 31,
In millions of dollars	(Unaudited)	2019
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$154	$108
Trading account assets	7,123	6,719
Investments	837	1,295
Loans, net of unearned income
Consumer	37,634	46,977
Corporate	16,768	16,175
Loans, net of unearned income	$54,402	$63,152
Allowance for credit losses on loans (ACLL)	(3,957)	(1,841)
Total loans, net	$50,445	$61,311
Other assets	46	73
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$58,605	$69,506
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2020	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2019
Liabilities
Non-interest-bearing deposits in U.S. offices	$121,183	$98,811
Interest-bearing deposits in U.S. offices (including $912 and $1,624 as of September 30, 2020 and December 31, 2019, respectively, at fair value)	497,487	401,418
Non-interest-bearing deposits in offices outside the U.S.	94,208	85,692
Interest-bearing deposits in offices outside the U.S. (including $1,632 and $695 as of September 30, 2020 and December 31, 2019, respectively, at fair value)	549,745	484,669
Total deposits	$1,262,623	$1,070,590
Securities loaned and sold under agreements to repurchase (including $60,878 and $40,651 as of September 30, 2020 and December 31, 2019, respectively, at fair value)	207,227	166,339
Brokerage payables	54,328	48,601
Trading account liabilities	146,990	119,894
Short-term borrowings (including $5,981 and $4,946 as of September 30, 2020 and December 31, 2019, respectively, at fair value)	37,439	45,049
Long-term debt (including $63,056 and $55,783 as of September 30, 2020 and December 31, 2019, respectively, at fair value)	273,254	248,760
Other liabilities (including $5,067 and $6,343 as of September 30, 2020 and December 31, 2019, respectively, at fair value), including allowance	58,003	57,979
Total liabilities	$2,039,864	$1,757,212
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of September 30, 2020—719,200 and as of December 31, 2019—719,200, at aggregate liquidation value	$17,980	$17,980
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of September 30, 2020—3,099,763,661 and as of December 31, 2019—3,099,602,856	31	31
Additional paid-in capital	107,764	107,840
Retained earnings	165,303	165,369
Treasury stock, at cost: September 30, 2020—1,017,803,983 shares and December 31, 2019—985,479,501 shares	(64,137)	(61,660)
Accumulated other comprehensive income (loss) (AOCI)	(33,065)	(36,318)
Total Citigroup stockholders’ equity	$193,876	$193,242
Noncontrolling interests	719	704
Total equity	$194,595	$193,946
Total liabilities and equity	$2,234,459	$1,951,158

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

	September 30,
	2020	December 31,
In millions of dollars	(Unaudited)	2019
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$10,656	$10,031
Long-term debt	21,111	25,582
Other liabilities	568	917
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$32,335	$36,530
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Preferred stock at aggregate liquidation value
Balance, beginning of period	$17,980	$17,980	$17,980	$18,460
Issuance of new preferred stock	—	1,500	1,500	1,500
Redemption of preferred stock	—	—	(1,500)	(480)
Balance, end of period	$17,980	$19,480	$17,980	$19,480
Common stock and additional paid-in capital
Balance, beginning of period	$107,699	$107,688	$107,871	$107,953
Employee benefit plans	93	69	(81)	(201)
Preferred stock issuance costs	—	(4)	2	(4)
Other	3	19	3	24
Balance, end of period	$107,795	$107,772	$107,795	$107,772
Retained earnings
Balance, beginning of period	$163,431	$158,321	$165,369	$151,347
Adjustment to opening balance, net of taxes(1)	—	—	(3,076)	151
Adjusted balance, beginning of period	$163,431	$158,321	$162,293	$151,498
Citigroup’s net income	3,230	4,913	7,068	14,422
Common dividends(2)	(1,074)	(1,183)	(3,226)	(3,299)
Preferred dividends	(284)	(254)	(828)	(812)
Other	—	—	(4)	(12)
Balance, end of period	$165,303	$161,797	$165,303	$161,797
Treasury stock, at cost
Balance, beginning of period	$(64,143)	$(51,427)	$(61,660)	$(44,370)
Employee benefit plans(3)	6	6	448	579
Treasury stock acquired(4)	—	(5,120)	(2,925)	(12,750)
Balance, end of period	$(64,137)	$(56,541)	$(64,137)	$(56,541)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(33,345)	$(35,203)	$(36,318)	$(37,170)
Citigroup’s total other comprehensive income	280	(932)	3,253	1,035
Balance, end of period	$(33,065)	$(36,135)	$(33,065)	$(36,135)
Total Citigroup common stockholders’ equity	$175,896	$176,893	$175,896	$176,893
Total Citigroup stockholders’ equity	$193,876	$196,373	$193,876	$196,373
Noncontrolling interests
Balance, beginning of period	$680	$751	$704	$854
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	(34)	—	(133)
Transactions between Citigroup and the noncontrolling-interest shareholders	—	—	(6)	—
Net income attributable to noncontrolling-interest shareholders	24	15	18	50
Distributions paid to noncontrolling-interest shareholders	(2)	(3)	(2)	(40)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	19	(33)	7	(26)
Other	(2)	1	(2)	(8)
Net change in noncontrolling interests	$39	$(54)	$15	$(157)
Balance, end of period	$719	$697	$719	$697
Total equity	$194,595	$197,070	$194,595	$197,070

(1)    See Note 1 to the Consolidated Financial Statements for additional details.
(2)    Common dividends declared were $0.51 per share in the first, second and third quarters of 2020. Common dividends declared were $0.45 per share in the first and second quarters of 2019 and $0.51 per share in the third quarter of 2019.
(3)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2020	2019
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$7,086	$14,472
Net income attributable to noncontrolling interests	18	50
Citigroup’s net income	$7,068	$14,422
Loss from discontinued operations, net of taxes	(26)	—
Income from continuing operations—excluding noncontrolling interests	$7,094	$14,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Depreciation and amortization	2,886	2,866
Provisions for credit losses on loans and unfunded lending commitments	17,043	6,113
Realized gains from sales of investments	(1,484)	(959)
Impairment losses on investments and other assets	154	28
Change in trading account assets	(72,115)	(50,790)
Change in trading account liabilities	27,096	(8,709)
Change in brokerage receivables net of brokerage payables	(6,026)	(19,994)
Change in loans HFS	1,288	287
Change in other assets	85	2,866
Change in other liabilities	(1,070)	2,360
Other, net	2,795	16,152
Total adjustments	$(29,348)	$(49,780)
Net cash used in operating activities of continuing operations	$(22,254)	$(35,358)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(38,036)	$9,559
Change in loans	23,488	(11,518)
Proceeds from sales and securitizations of loans	924	2,717
Purchases of investments	(276,084)	(196,733)
Proceeds from sales of investments	130,237	96,400
Proceeds from maturities of investments	78,476	91,656
Capital expenditures on premises and equipment and capitalized software	(2,300)	(4,360)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	25	82
Other, net	70	105
Net cash used in investing activities of continuing operations	$(83,200)	$(12,092)
Cash flows from financing activities of continuing operations
Dividends paid	$(4,024)	$(4,048)
Issuance of preferred stock	1,500	1,496
Redemption of preferred stock	(1,500)	(480)
Treasury stock acquired	(2,925)	(12,495)
Stock tendered for payment of withholding taxes	(408)	(360)
Change in securities loaned and sold under agreements to repurchase	40,888	17,279
Issuance of long-term debt	65,599	40,174
Payments and redemptions of long-term debt	(47,521)	(37,898)
Change in deposits	192,033	74,599
Change in short-term borrowings	(7,610)	2,884

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Nine Months Ended September 30,
In millions of dollars	2020	2019
Net cash provided by financing activities of continuing operations	$236,032	$81,151
Effect of exchange rate changes on cash and due from banks	$(802)	$(1,363)
Change in cash, due from banks and deposits with banks	129,776	32,338
Cash, due from banks and deposits with banks at beginning of period	193,919	188,105
Cash, due from banks and deposits with banks at end of period	$323,695	$220,443
Cash and due from banks (including segregated cash and other deposits)	$25,308	$24,086
Deposits with banks, net of allowance	298,387	196,357
Cash, due from banks and deposits with banks at end of period	$323,695	$220,443
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$3,837	$3,735
Cash paid during the period for interest	11,502	22,343
Non-cash investing activities(1)
Transfers to loans HFS (Other assets) from loans	$2,122	$4,400

(1)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 22 to the Consolidated Financial Statements for more information and balances as of September 30, 2020.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of September 30, 2020 and for the three- and-nine-month periods ended September 30, 2020 and 2019 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (2019 Annual Report on Form 10-K) and Citigroup’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 (First Quarter of 2020 Form 10-Q) and for the second quarter ended June 30, 2020 (Second Quarter of 2020 Form 10-Q).
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
The ASU was adopted by Citi as of January 1, 2020 with prospective application and did not impact the first, second or third quarters of 2020 results. The future impact of the ASU will depend upon the performance of Citi’s reporting units and the market conditions impacting the fair value of each reporting unit going forward.

Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under U.S. GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The ASU was adopted by Citi as of June 30, 2020 with prospective application and did not impact results in the second or third quarter of 2020.

Voluntary Change in the Accounting for Variable Post-Charge-Off Third-Party Collection Costs
During the second quarter of 2020, there was a change in Citi’s ACL accounting estimate effected by a change in Citi’s accounting principle for variable post-charge-off third-party collection costs. These costs were previously accounted for as a reduction in credit recoveries. As a result of this change, beginning July 1, 2020, these costs are accounted for as an increase in operating expenses. Determining a preferable method of accounting for such costs is a judgmental matter; however, Citi concluded that such a change in the method of accounting is preferable in Citi’s circumstances as it better reflects the nature of these collection costs to investors. That is, these costs do not represent reduced payments from borrowers and are similar to Citi’s other executory third-party vendor contracts that are accounted for as operating expenses as incurred.
As a result of this accounting change, Citi had a one-time consumer ACL release of approximately $426 million in the second quarter of 2020 related to its U.S. card portfolios. This policy change impacts the ACL estimate as the level of credit recoveries used in the ACL estimation process will increase as a result of the collection costs being reclassified to operating expenses. Since the validation of the models determining the impact of variable post-charge-off third-party collection costs primarily related to Citi’s international card portfolios was not completed as of the second quarter of 2020, Citi reflected this adjustment in its third quarter ACL provision to include an incremental release of $122 million. These ACL releases reflect the impact to Citi’s ACL estimate of the revised credit recoveries incorporated in the ACL models. Aside from this impact on the ACL estimation process, this change in accounting also resulted in a reclassification of approximately $50 million of collection costs from credit recoveries to operating expenses each quarter, beginning in the third quarter of 2020.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

The Company’s results from Discontinued operations consisted of residual activities related to previously divested operations. All Discontinued operations results are recorded within Corporate/Other.
The following summarizes financial information for all Discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Total revenues, net of interest expense	$—	$—	$—	$—
Loss from discontinued operations(1)	$(7)	$(15)	$(26)	$(27)
Benefit for income taxes(2)	—	—	—	(27)
Income (loss) from discontinued operations, net of taxes	$(7)	$(15)	$(26)	$—

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
The following table presents certain information regarding the Company’s continuing operations by segment:

	Three Months Ended September 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2020	2019	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Global Consumer Banking	$7,173	$8,289	$338	$468	$1,058	$1,503	$435	$407
Institutional Clients Group	10,353	9,851	818	858	2,919	3,229	1,703	1,447
Corporate/Other	(224)	434	(341)	(247)	(716)	211	96	97
Total	$17,302	$18,574	$815	$1,079	$3,261	$4,943	$2,234	$1,951

	Nine Months Ended September 30,
	Revenues, net of interest expense(3)		Provision (benefits) for income taxes		Income (loss) from continuing operations(4)
In millions of dollars	2020	2019	2020	2019	2020	2019
Global Consumer Banking	$22,686	$24,512	$(93)	$1,227	$(95)	$4,124
Institutional Clients Group	34,974	29,924	2,332	2,763	8,425	10,066
Corporate/Other	139	1,472	(717)	(263)	(1,218)	282
Total	$57,799	$55,908	$1,522	$3,727	$7,112	$14,472
(1)     Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $8.4 billion and $8.4 billion; in EMEA of $3.1 billion and $3.1 billion; in Latin America of $2.2 billion and $2.6 billion and in Asia of $3.8 billion and $4.0 billion for the three months ended September 30, 2020 and 2019, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.
(2)     Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $1.6 billion and $2.0 billion; in the ICG results of $0.8 billion and $0.2 billion; and in the Corporate/Other results of $(0.1) billion and $0.0 billion for the three months ended September 30, 2020 and 2019, respectively.
(3)    Includes total revenues, net of interest expense, in North America of $28.3 billion and $25.3 billion; in EMEA of $9.9 billion and $9.3 billion; in Latin America of $7.0 billion and $7.7 billion; and in Asia of $12.3 billion and $12.1 billion for the nine months ended September 30, 2020 and 2019, respectively. Regional numbers exclude Corporate/Other, which largely operates within the U.S.
(4)     Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $10.3 billion and $5.9 billion; in the ICG results of $6.7 billion and $0.3 billion; and in the Corporate/Other results of $220 million and $(62) million for the nine months ended September 30, 2020 and 2019, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Interest revenue
Loan interest, including fees	$9,421	$11,993	$30,820	$35,942
Deposits with banks	116	736	802	2,079
Securities borrowed and purchased under agreements to resell	352	1,745	1,961	5,422
Investments, including dividends	1,870	2,411	6,248	7,464
Trading account assets(1)	1,457	1,893	4,720	5,719
Other interest	98	399	491	1,339
Total interest revenue	$13,314	$19,177	$45,042	$57,965
Interest expense
Deposits(2)	$1,293	$3,369	$5,376	$9,680
Securities loaned and sold under agreements to repurchase	292	1,630	1,830	4,943
Trading account liabilities(1)	123	345	506	992
Short-term borrowings and other interest-bearing liabilities	88	609	612	1,976
Long-term debt	1,025	1,583	3,653	5,024
Total interest expense	$2,821	$7,536	$11,977	$22,615
Net interest revenue	$10,493	$11,641	$33,065	$35,350
Provision for credit losses on loans	1,809	2,062	15,949	6,095
Net interest revenue after provision for credit losses on loans	$8,684	$9,579	$17,116	$29,255
(1)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(2)Includes deposit insurance fees and charges of $375 million and $199 million for the three months ended September 30, 2020 and 2019, respectively, and $870 million and $581 million for the nine months ended September 30, 2020 and 2019, respectively.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

For additional information on Citi’s commissions and fees, and administration and other fiduciary fees, see Note 5 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.

The following tables present Commissions and fees revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020				2020
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$1,076	$—	$—	$1,076	$3,474	$—	$—	$3,474
Brokerage commissions	486	260	—	746	1,545	713	—	2,258
Credit- and bank-card income
Interchange fees	158	1,842	—	2,000	542	5,264	—	5,806
Card-related loan fees	4	157	—	161	18	455	—	473
Card rewards and partner payments(1)	(73)	(2,073)	—	(2,146)	(292)	(5,911)	—	(6,203)
Deposit-related fees(2)	246	79	—	325	699	279	—	978
Transactional service fees	217	20	—	237	659	64	—	723
Corporate finance(3)	77	—	—	77	372	—	—	372
Insurance distribution revenue	4	129	—	133	9	367	—	376
Insurance premiums	—	25	—	25	—	99	—	99
Loan servicing	16	4	10	30	54	26	20	100
Other	34	55	—	89	91	157	3	251
Total commissions and fees(4)	$2,245	$498	$10	$2,753	$7,171	$1,513	$23	$8,707

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019				2019
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$900	$—	$—	$900	$2,755	$—	$—	$2,755
Brokerage commissions	456	228	—	684	1,365	625	—	1,990
Credit- and bank-card income
Interchange fees	326	2,179	—	2,505	919	6,359	—	7,278
Card-related loan fees	15	191	—	206	44	534	—	578
Card rewards and partner payments(1)	(192)	(2,252)	—	(2,444)	(520)	(6,590)	—	(7,110)
Deposit-related fees(2)	272	119	—	391	800	361	—	1,161
Transactional service fees	194	30	—	224	594	90	—	684
Corporate finance(3)	129	—	—	129	459	—	—	459
Insurance distribution revenue	4	137	—	141	10	398	—	408
Insurance premiums	—	41	—	41	—	133	—	133
Loan servicing	1	11	7	19	51	41	16	108
Other	39	70	1	110	69	198	2	269
Total commissions and fees(4)	$2,144	$754	$8	$2,906	$6,546	$2,149	$18	$8,713
(1)Citi’s consumer credit card programs have certain partner-sharing agreements that vary by partner. These agreements are subject to contractually based performance thresholds that, if met, would require Citi to make ongoing payments to the partner. The threshold is based on the profitability of a program and is generally calculated based on predefined program revenues less predefined program expenses. In most of Citi’s partner-sharing agreements, program expenses include net credit losses and, to the extent that the increase in net credit losses reduces Citi’s liability for the partners’ share for a given program year, would generally result in lower payments to partners in total for that year and vice versa. Further, in some instances, other partner payments are based on program sales and new account acquisitions.
(2)Includes overdraft fees of $23 million and $33 million for the three months ended September 30, 2020 and 2019, respectively, and $74 million and $94 million for the nine months ended September 30, 2020 and 2019, respectively. Overdraft fees are accounted for under ASC 310.
(3)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.

(4)Commissions and fees includes $(1,816) million and $(2,009) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended September 30, 2020 and 2019, respectively, and $(5,044) million and $(5,728) million for the nine months ended September 30, 2020 and 2019, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020				2020
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$427	$8	$2	$437	$1,165	$22	$38	$1,225
Fiduciary fees	167	153	—	320	497	441	—	938
Guarantee fees	132	2	1	135	393	5	4	402
Total administration and other fiduciary fees(1)	$726	$163	$3	$892	$2,055	$468	$42	$2,565

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019				2019
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$370	$5	$20	$395	$1,117	$12	$54	$1,183
Fiduciary fees	171	160	12	343	485	460	24	969
Guarantee fees	139	2	1	142	425	6	5	436
Total administration and other fiduciary fees(1)	$680	$167	$33	$880	$2,027	$478	$83	$2,588
(1)    Administration and other fiduciary fees includes $135 million and $142 million for the three months ended September 30, 2020 and 2019, respectively, and $402 million and $436 million for the nine months ended September 30, 2020 and 2019, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These amounts include guarantee fees.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions that are managed on a portfolio basis and characterized below based on the primary risk managed by each trading desk. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activities. Principal transactions include CVA (credit valuation adjustments) and FVA (funding valuation adjustments) on over-the-counter derivatives, and gains (losses) on certain economic hedges on loans in ICG. These adjustments are discussed further in Note 20 to the Consolidated Financial Statements.
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Interest rate risks(1)	$971	$1,370	$4,791	$3,057
Foreign exchange risks(2)	960	794	3,069	3,095
Equity risks(3)	157	418	1,078	809
Commodity and other risks(4)	270	244	967	447
Credit products and risks(5)	150	(24)	2,021	72
Total	$2,508	$2,802	$11,926	$7,480
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

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2020	2019	2020	2019	2020	2019	2020	2019
Benefits earned during the period	$—	$1	$38	$37	$—	$—	$2	$2
Interest cost on benefit obligation	87	112	59	70	4	6	22	25
Expected return on plan assets	(205)	(208)	(62)	(72)	(4)	(5)	(18)	(20)
Amortization of unrecognized:
Prior service cost (benefit)	—	1	(1)	(1)	—	—	(3)	(2)
Net actuarial loss	62	52	17	15	—	—	5	5
Settlement (gain) loss(1)	—	1	(6)	(5)	—	—	—	—
Total net (benefit) expense	$(56)	$(41)	$45	$44	$—	$1	$8	$10

(1)    (Gains) losses due to settlement relate to repositioning and divestiture activities.

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2020	2019	2020	2019	2020	2019	2020	2019
Benefits earned during the period	$—	$1	$109	$108	$—	$—	$6	$6
Interest cost on benefit obligation	294	365	184	218	14	19	68	77
Expected return on plan assets	(619)	(613)	(183)	(208)	(13)	(14)	(56)	(62)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(4)	(3)	—	—	(7)	(7)
Net actuarial loss	171	144	51	45	—	—	15	16
Curtailment loss (gain)(1)	—	1	—	(5)	—	—	—	—
Settlement (gain) loss(1)	—	—	(3)	2	—	—	—	—
Total net (benefit) expense	$(153)	$(101)	$154	$157	$1	$5	$26	$30

(1)    Curtailment and settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Nine Months Ended September 30, 2020
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$13,453	$8,105	$692	$1,384
Plans measured annually	(26)	(2,068)	—	(323)
Projected benefit obligation at beginning of year—Significant Plans	$13,427	$6,037	$692	$1,061
First quarter activity	(78)	(934)	(13)	(255)
Second quarter activity	511	473	—	105
Projected benefit obligation at June 30, 2020—Significant Plans	$13,860	$5,576	$679	$911
Benefits earned during the period	—	22	—	1
Interest cost on benefit obligation	87	50	4	20
Actuarial loss (gain)	71	(26)	1	(20)
Benefits paid, net of participants’ contributions and government subsidy	(229)	(16)	(11)	(12)
Plan amendments	—	—	(104)	—
Settlement gain(2)	—	(81)	—	—
Foreign exchange impact and other	—	110	—	39
Projected benefit obligation at period end—Significant Plans	$13,789	$5,635	$569	$939
Change in plan assets
Plan assets at fair value at beginning of year	$12,717	$7,556	345	1,127
Plans measured annually	—	(1,349)	—	(9)
Plan assets at fair value at beginning of year—Significant Plans	$12,717	$6,207	$345	$1,118
First quarter activity	(864)	(720)	(24)	(270)
Second quarter activity	576	376	3	94
Plan assets at fair value at June 30, 2020—Significant Plans	$12,429	$5,863	$324	$942
Actual return on plan assets	494	23	9	23
Company contributions, net of reimbursements	13	18	—	—
Benefits paid, net of participants’ contributions and government subsidy	(229)	(16)	(11)	(12)
Settlements gain(2)	—	(81)	—	—
Foreign exchange impact and other	—	101	—	40
Plan assets at fair value at period end—Significant Plans	$12,707	$5,908	$322	$993
Funded status of the Significant Plans
Qualified plans(1)	$(369)	$273	$(247)	$54
Nonqualified plans	(713)	—	—	—
Funded status of the plans at period end—Significant Plans	$(1,082)	$273	$(247)	$54
Net amount recognized at period end
Benefit asset	$—	$895	$—	$54
Benefit liability	(1,082)	(622)	(247)	—
Net amount recognized on the balance sheet—Significant Plans	$(1,082)	$273	$(247)	$54
Amounts recognized in AOCI at period end
Prior service benefit	$—	$7	$104	$54
Net actuarial (loss) gain	(7,653)	(883)	33	(281)
Net amount recognized in equity (pretax)—Significant Plans	$(7,653)	$(876)	$137	$(227)
Accumulated benefit obligation at period end—Significant Plans	$13,786	$5,329	$569	$939
(1)The U.S. qualified pension plan is fully funded pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2020 and no minimum required funding is expected for 2020.
(2)Gains due to settlement relate to repositioning and divestiture activities.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post-employment plans:

In millions of dollars	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Beginning of period balance, net of tax(1)(2)	$(7,172)	$(6,809)
Actuarial assumptions changes and plan experience	(26)	(826)
Net asset gain due to difference between actual and expected returns	271	249
Net amortization	81	229
Prior service cost	104	120
Curtailment/settlement gain(3)	(5)	(2)
Foreign exchange impact and other	(80)	64
Change in deferred taxes, net	(99)	49
Change, net of tax	$246	$(117)
End of period balance, net of tax(1)(2)	$(6,926)	$(6,926)

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

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Sept. 30, 2020	Sept.. 30, 2019
U.S. plans
Qualified pension	2.60%	3.45%
Nonqualified pension	2.55	3.50
Postretirement	2.45	3.35
Non-U.S. plans
Pension	0.20-8.40	0.30-9.55
Weighted average	3.68	4.52
Postretirement	8.80	9.70

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
U.S. plans
Qualified pension	2.55%	2.60%	3.20%
Nonqualified pension	2.50	2.55	3.25
Postretirement	2.35	2.45	3.20
Non-U.S. plans
Pension	0.05-8.55	0.20-8.40	0.45-9.45
Weighted average	3.74	3.68	4.38
Postretirement	9.00	8.80	9.75

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended September 30, 2020
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$9	$(14)
Non-U.S. plans	(2)	3
Postretirement
U.S. plans	1	(1)
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first nine months of 2020. The Company made discretionary contributions of $425 million and $220 million to the U.S. qualified defined benefit plan and Mexico—Banco Nacional Healthcare Postretirement Plan, respectively, during the second quarter of 2019.
The following table summarizes the Company’s actual contributions for the nine months ended September 30, 2020 and 2019, as well as expected Company contributions for the remainder of 2020 and the actual contributions made in 2019:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2020	2019	2020	2019	2020	2019	2020	2019
Company contributions(2) for the nine months ended September 30	$42	$467	$111	$98	$—	$4	$6	$225
Company contributions made during the remainder of the year	—	14	—	52	—	—	—	—
Company contributions expected to be made during the remainder of the year	16	—	37	—	—	—	3	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
U.S. plans	$101	$99	$304	296
Non-U.S. plans	73	71	223	209

Post-Employment Plans
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Service-related expense
Interest cost on benefit obligation	$1	$—	$1	$1
Expected return on plan assets	—	—	—	(1)
Amortization of unrecognized:
Net actuarial loss	—	1	1	2
Total service-related expense	$1	$1	$2	$2
Non-service-related expense	$4	$4	$12	$10
Total net expense	$5	$5	$14	$12

9.  EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2020	2019	2020	2019
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$3,261	$4,943	$7,112	$14,472
Less: Noncontrolling interests from continuing operations	24	15	18	50
Net income from continuing operations (for EPS purposes)	$3,237	$4,928	$7,094	$14,422
Loss from discontinued operations, net of taxes	(7)	(15)	(26)	—
Citigroup’s net income	$3,230	$4,913	$7,068	$14,422
Less: Preferred dividends(1)	284	254	828	812
Net income available to common shareholders	$2,946	$4,659	$6,240	$13,610
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	18	27	50	88
Net income allocated to common shareholders for basic EPS	$2,928	$4,632	$6,190	$13,522
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,081.8	2,220.8	2,087.1	2,282.4
Basic earnings per share(2)
Income from continuing operations	$1.41	$2.09	$2.98	$5.92
Discontinued operations	—	(0.01)	(0.01)	—
Net income per share—basic	$1.41	$2.09	$2.97	$5.92
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$2,928	$4,632	$6,190	$13,522
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	7	9	21	24
Net income allocated to common shareholders for diluted EPS	$2,935	$4,641	$6,211	$13,546
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,081.8	2,220.8	2,087.1	2,282.4
Effect of dilutive securities
Options(3)	—	0.1	—	0.1
Other employee plans	12.5	16.2	13.0	15.7
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(4)	2,094.3	2,237.1	2,100.1	2,298.2
Diluted earnings per share(2)
Income from continuing operations	$1.40	$2.08	$2.97	$5.89
Discontinued operations	—	(0.01)	(0.01)	—
Net income per share—diluted	$1.40	$2.07	$2.96	$5.89
(1)On October 22, 2020, Citi declared preferred dividends of approximately $267 million for the fourth quarter of 2020. During the first quarter of 2020, in March, Citi redeemed all of its 1.5 million Series O preferred shares for $1.5 billion; in January, Citi also issued 1.5 million of Series V preferred shares for $1.5 billion.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the third quarter of 2020, weighted-average options to purchase 0.1 million shares of common stock were outstanding but not included in the computation of earnings per share because the weighted-average exercise price of $56.25 per share was anti-dilutive. During the third quarter of 2019, no significant options to purchase shares of common stock were outstanding.
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
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2020	December 31, 2019
Securities purchased under agreements to resell	$205,383	$169,874
Deposits paid for securities borrowed	83,979	81,448
Total, net(1)	$289,362	$251,322
Allowance for credit losses on securities purchased and borrowed(2)	(4)	—
Total, net of allowance	$289,358	$251,322

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2020	December 31, 2019
Securities sold under agreements to repurchase	$194,534	$155,164
Deposits received for securities loaned	12,693	11,175
Total, net(1)	$207,227	$166,339

(1)    The above tables do not include securities-for-securities lending transactions of $5.1 billion and $6.3 billion at September 30, 2020 and December 31, 2019, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of September 30, 2020
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$320,598	$115,215	$205,383	$166,638	$38,745
Deposits paid for securities borrowed	89,622	5,643	83,979	19,958	64,021
Total	$410,220	$120,858	$289,362	$186,596	$102,766

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$309,749	$115,215	$194,534	$99,500	$95,034
Deposits received for securities loaned	18,336	5,643	12,693	3,978	8,715
Total	$328,085	$120,858	$207,227	$103,478	$103,749

	As of December 31, 2019
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$281,274	$111,400	$169,874	$134,150	$35,724
Deposits paid for securities borrowed	90,047	8,599	81,448	27,067	54,381
Total	$371,321	$119,999	$251,322	$161,217	$90,105

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$266,564	$111,400	$155,164	$91,034	$64,130
Deposits received for securities loaned	19,774	8,599	11,175	3,138	8,037
Total	$286,338	$119,999	$166,339	$94,172	$72,167
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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of September 30, 2020
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$152,290	$76,162	$39,462	$41,835	$309,749
Deposits received for securities loaned	11,412	651	2,421	3,852	18,336
Total	$163,702	$76,813	$41,883	$45,687	$328,085

	As of December 31, 2019
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$108,534	$82,749	$35,108	$40,173	$266,564
Deposits received for securities loaned	15,758	208	1,789	2,019	19,774
Total	$124,292	$82,957	$36,897	$42,192	$286,338

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of September 30, 2020
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$109,674	$2	$109,676
State and municipal securities	896	1	897
Foreign government securities	115,031	309	115,340
Corporate bonds	19,891	370	20,261
Equity securities	15,124	15,249	30,373
Mortgage-backed securities	39,652	—	39,652
Asset-backed securities	3,792	—	3,792
Other	5,689	2,405	8,094
Total	$309,749	$18,336	$328,085

	As of December 31, 2019
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$100,781	$27	$100,808
State and municipal securities	1,938	5	1,943
Foreign government securities	95,880	272	96,152
Corporate bonds	18,761	249	19,010
Equity securities	12,010	19,069	31,079
Mortgage-backed securities	28,458	—	28,458
Asset-backed securities	4,873	—	4,873
Other	3,863	152	4,015
Total	$266,564	$19,774	$286,338

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	September 30, 2020	December 31, 2019
Receivables from customers	$14,678	$15,912
Receivables from brokers, dealers and clearing organizations	36,932	23,945
Total brokerage receivables(1)	$51,610	$39,857
Payables to customers	$40,503	$37,613
Payables to brokers, dealers and clearing organizations	13,825	10,988
Total brokerage payables(1)	$54,328	$48,601

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

The following table presents Citi’s investments by category:

In millions of dollars	September 30, 2020	December 31, 2019
Debt securities available-for-sale (AFS)	$343,690	$280,265
Debt securities held-to-maturity (HTM)(1)	96,065	80,775
Marketable equity securities carried at fair value(2)	693	458
Non-marketable equity securities carried at fair value(2)	505	704
Non-marketable equity securities measured using the measurement alternative(3)	865	700
Non-marketable equity securities carried at cost(4)	5,706	5,661
Total investments	$447,524	$368,563

(1)Carried at adjusted amortized cost basis, net of any allowance for credit losses.
(2)Unrealized gains and losses are recognized in earnings.
(3)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See ”Non-Marketable Equity Securities Not Carried at Fair Value” below.
(4)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Taxable interest	$1,752	$2,291	$5,915	$6,987
Interest exempt from U.S. federal income tax	85	75	231	328
Dividend income	33	45	102	149
Total interest and dividend income	$1,870	$2,411	$6,248	$7,464

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Gross realized investment gains	$381	$393	$1,619	$1,036
Gross realized investment losses	(77)	(32)	(135)	(77)
Net realized gains on sale of investments	$304	$361	$1,484	$959

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	September 30, 2020					December 31, 2019
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$41,621	$1,186	$89	$—	$42,718	$34,963	$547	$280	$35,230
Non-U.S. residential	578	3	—	—	581	789	3	—	792
Commercial	61	—	—	—	61	75	—	—	75
Total mortgage-backed securities	$42,260	$1,189	$89	$—	$43,360	$35,827	$550	$280	$36,097
U.S. Treasury and federal agency securities
U.S. Treasury	$157,561	$2,471	$12	$—	$160,020	$106,429	$50	$380	$106,099
Agency obligations	96	1	—	—	97	5,336	3	20	5,319
Total U.S. Treasury and federal agency securities	$157,657	$2,472	$12	$—	$160,117	$111,765	$53	$400	$111,418
State and municipal	$4,204	$13	$101	$—	$4,116	$5,024	$43	$89	$4,978
Foreign government	119,261	1,501	199	—	120,563	110,958	586	241	111,303
Corporate	10,676	153	94	5	10,730	11,266	52	101	11,217
Asset-backed securities(1)	277	4	6	—	275	524	—	2	522
Other debt securities	4,523	6	—	—	4,529	4,729	1	—	4,730
Total debt securities AFS	$338,858	$5,338	$501	$5	$343,690	$280,093	$1,285	$1,113	$280,265
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

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$6,833	$67	$318	$22	$7,151	$89
Non-U.S. residential	4	—	—	—	4	—
Commercial	10	—	5	—	15	—
Total mortgage-backed securities	$6,847	$67	$323	$22	$7,170	$89
U.S. Treasury and federal agency securities	24,817	12	—	—	24,817	12
State and municipal	3,302	100	24	1	3,326	101
Foreign government	28,879	144	2,902	55	31,781	199
Corporate	1,836	92	24	2	1,860	94
Asset-backed securities	240	6	1	—	241	6
Other debt securities	356	—	—	—	356	—
Total debt securities AFS	$66,277	$421	$3,274	$80	$69,551	$501
December 31, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$9,780	$242	$1,877	$38	$11,657	$280
Non-U.S. residential	208	—	1	—	209	—
Commercial	16	—	27	—	43	—
Total mortgage-backed securities	$10,004	$242	$1,905	$38	$11,909	$280
U.S. Treasury and federal agency securities
U.S. Treasury	$45,484	$248	$26,907	$132	$72,391	$380
Agency obligations	781	2	3,897	18	4,678	20
Total U.S. Treasury and federal agency securities	$46,265	$250	$30,804	$150	$77,069	$400
State and municipal	$362	$62	$266	$27	$628	$89
Foreign government	35,485	149	8,170	92	43,655	241
Corporate	2,916	98	123	3	3,039	101
Asset-backed securities	112	1	166	1	278	2
Other debt securities	1,307	—	—	—	1,307	—
Total debt securities AFS	$96,451	$802	$41,434	$311	$137,885	$1,113

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	September 30, 2020		December 31, 2019
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$40	$40	$20	$20
After 1 but within 5 years	572	575	573	574
After 5 but within 10 years	702	776	594	626
After 10 years(2)	40,946	41,969	34,640	34,877
Total	$42,260	$43,360	$35,827	$36,097
U.S. Treasury and federal agency securities
Due within 1 year	$51,342	$51,490	$40,757	$40,688
After 1 but within 5 years	104,573	106,840	70,128	69,850
After 5 but within 10 years	1,742	1,787	854	851
After 10 years(2)	—	—	26	29
Total	$157,657	$160,117	$111,765	$111,418
State and municipal
Due within 1 year	$396	$397	$932	$932
After 1 but within 5 years	535	544	714	723
After 5 but within 10 years	251	276	195	215
After 10 years(2)	3,022	2,899	3,183	3,108
Total	$4,204	$4,116	$5,024	$4,978
Foreign government
Due within 1 year	$47,862	$47,993	$42,611	$42,666
After 1 but within 5 years	63,739	64,797	58,820	59,071
After 5 but within 10 years	5,766	5,845	8,192	8,198
After 10 years(2)	1,894	1,928	1,335	1,368
Total	$119,261	$120,563	$110,958	$111,303
All other(3)
Due within 1 year	$5,696	$5,720	$7,306	$7,311
After 1 but within 5 years	8,533	8,615	8,279	8,275
After 5 but within 10 years	1,120	1,108	818	797
After 10 years(2)	127	91	116	86
Total	$15,476	$15,534	$16,519	$16,469
Total debt securities AFS	$338,858	$343,690	$280,093	$280,265
(1)Includes mortgage-backed securities of U.S. government-sponsored agencies.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate, asset-backed and other debt securities.

There were no purchased credit-deteriorated AFS debt securities held by the Company as of September 30, 2020.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2020
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$46,833	$2,422	$12	$49,243
Non-U.S. residential	1,099	3	2	1,100
Commercial	774	1	1	774
Total mortgage-backed securities	$48,706	$2,426	$15	$51,117
U.S. Treasury securities(3)	$14,917	$2	$26	$14,893
State and municipal	9,197	693	17	9,873
Foreign government	1,739	74	—	1,813
Asset-backed securities(2)	21,506	5	193	21,318
Total debt securities HTM, net	$96,065	$3,200	$251	$99,014
December 31, 2019
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$46,637	$1,047	$21	$47,663
Non-U.S. residential	1,039	5	—	1,044
Commercial	582	1	—	583
Total mortgage-backed securities	$48,258	$1,053	$21	$49,290
State and municipal	$9,104	$455	$28	$9,531
Foreign government	1,934	37	1	1,970
Asset-backed securities(2)	21,479	12	59	21,432
Total debt securities HTM	$80,775	$1,557	$109	$82,223
(1)Amortized cost is reported net of allowance for credit losses of $98 million at September 30, 2020. There was no allowance as of December 31, 2019.
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
(3)In August 2020, Citibank transferred $13.1 billion of investments in U.S. Treasury securities from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized gain position of $144 million. The gain amounts will remain in AOCI and will be amortized over the remaining life of the securities.

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
Note: Excluded from the gross unrecognized losses presented in the table above is $(582) million of net unrealized losses recorded in AOCI as of December 31, 2019, primarily related to the difference between the amortized cost and carrying value of HTM debt securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at December 31, 2019.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	September 30, 2020		December 31, 2019
In millions of dollars	Amortized cost(1)	Fair value	Amortized cost	Fair value
Mortgage-backed securities
Due within 1 year	$113	$116	$17	$17
After 1 but within 5 years	367	382	458	463
After 5 but within 10 years	1,640	1,823	1,662	1,729
After 10 years(2)	46,586	48,796	46,121	47,081
Total	$48,706	$51,117	$48,258	$49,290
U.S. Treasury securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	14,917	14,893	—	—
After 5 but within 10 years	—	—	—	—
After 10 years(2)	—	—	—	—
Total	$14,917	$14,893	$—	$—
State and municipal
Due within 1 year	$7	$7	$2	$26
After 1 but within 5 years	90	93	123	160
After 5 but within 10 years	660	699	597	590
After 10 years(2)	8,440	9,074	8,382	8,755
Total	$9,197	$9,873	$9,104	$9,531
Foreign government
Due within 1 year	$284	$291	$650	$652
After 1 but within 5 years	1,455	1,522	1,284	1,318
After 5 but within 10 years	—	—	—	—
After 10 years(2)	—	—	—	—
Total	$1,739	$1,813	$1,934	$1,970
All other(3)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	10,312	10,243	8,545	8,543
After 10 years(2)	11,194	11,075	12,934	12,889
Total	$21,506	$21,318	$21,479	$21,432
Total debt securities HTM	$96,065	$99,014	$80,775	$82,223
(1)Amortized cost is reported net of allowance for credit losses of $98 million at September 30, 2020.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM securities that were delinquent or on non-accrual status at September 30, 2020.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of September 30, 2020.

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

The sections below describe the Company’s process for identifying expected credit impairments for debt security types that have the most significant unrealized losses as of September 30, 2020.

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

Recognition and Measurement of Impairment
The following tables present total impairment on Investments recognized in earnings:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
In millions of dollars	AFS	Other assets	Total	AFS	HTM	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	30	—	30	13	—	—	13
Total impairment losses recognized in earnings	$30	$—	$30	$13	$—	$—	$13

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
In millions of dollars	AFS	Other assets	Total	AFS	HTM	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	101	—	101	18	—	—	18
Total impairment losses recognized in earnings	$101	$—	$101	$18	$—	$—	$18

The following are the three- and nine-month rollforwards of the credit-related impairments recognized in earnings for AFS debt securities held that the Company does not intend to sell nor will likely be required to sell at September 30, 2019:

Cumulative OTTI credit losses recognized in earnings on debt securities still held
Three Months Ended September 30, 2019
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

Nine Months Ended September 30, 2019
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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at September 30, 2020 and December 31, 2019:

In millions of dollars	September 30, 2020	December 31, 2019
Measurement alternative:
Carrying value	$865	$700

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Measurement alternative(1):
Impairment losses	$2	$1	$55	$9
Downward changes for observable prices	—	4	19	16
Upward changes for observable prices	40	23	82	108

(1)     See Note 20 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	September 30, 2020
Measurement alternative:
Impairment losses	$67
Downward changes for observable prices	52
Upward changes for observable prices	424

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three and nine months ended September 30, 2020 and 2019, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Hedge funds	$—	$—	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	114	134	62	62	—	—
Real estate funds(2)(3)	9	10	20	18	—	—
Mutual/collective investment funds	19	26	—	—	—	—
Total	$142	$170	$82	$80	—	—
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

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other.

Consumer Loans, Delinquencies and Non-Accrual Status at September 30, 2020

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there are no loan loss reserves	Non-accrual loans for which there are loan loss reserves	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$47,152	$458	$285	$475	$48,370	$84	$466	$550	$300
Home equity loans(8)(9)	7,347	88	190	—	7,625	2	359	361	—
Credit cards	123,120	1,234	1,131	—	125,485	—	—	—	1,131
Personal, small business and other	4,645	30	14	—	4,689	2	21	23	—
Total	$182,264	$1,810	$1,620	$475	$186,169	$88	$846	$934	$1,431
In offices outside North America(6)
Residential first mortgages(7)	$38,154	$184	$169	$—	$38,507	$—	$438	$438	$—
Credit cards	20,382	378	348	—	21,108	—	196	196	307
Personal, small business and other	33,900	224	117	—	34,241	—	122	122	—
Total	$92,436	$786	$634	$—	$93,856	$—	$756	$756	$307
Total Citigroup(10)	$274,700	$2,596	$2,254	$475	$280,025	$88	$1,602	$1,690	$1,738
(1)Loans less than 30 days past due are presented as current.
(2)Includes $14 million of residential first mortgages recorded at fair value.
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
(5)Consists of residential first mortgages that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.2 billion and 90 days or more past due of $0.3 billion.
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
(10)Consumer loans are net of unearned income of $739 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

Interest Income Recognized for Non-Accrual Consumer Loans

	Interest income
In millions of dollars	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
In North America offices(1)
Residential first mortgages	$4	$11
Home equity loans	2	6
Credit cards	—	—
Personal, small business and other	—	—
Total	$6	$17
In offices outside North America(1)
Residential first mortgages	$—	$—
Credit cards	—	—
Personal, small business and other	—	—
Total	$—	$—
Total Citigroup	$6	$17

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Consumer Loan, Delinquencies and Non-Accrual Status at December 31, 2019

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices(5)
Residential first mortgages(6)	$45,942	$411	$221	$434	$47,008	$479	$288
Home equity loans(7)(8)	8,860	174	189	—	9,223	405	—
Credit cards	145,477	1,759	1,927	—	149,163	—	1,927
Personal, small business and other	3,641	44	14	—	3,699	21	—
Total	$203,920	$2,388	$2,351	$434	$209,093	$905	$2,215
In offices outside North America(5)
Residential first mortgages(6)	$37,654	$210	$160	$—	$38,024	$425	$—
Credit cards	25,111	426	372	—	25,909	310	242
Personal, small business and other	36,118	272	132	—	36,522	176	—
Total	$98,883	$908	$664	$—	$100,455	$911	$242
Total Citigroup(9)	$302,803	$3,296	$3,015	$434	$309,548	$1,816	$2,457
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

During the three and nine months ended September 30, 2020 and 2019, the Company sold and/or reclassified to HFS $386 million and $422 million and $65 million and $2,355 million, respectively, of consumer loans.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)	September 30, 2020
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2020	$114	$2,945	$7,092
2019	177	2,040	5,827
2018	272	789	1,443
2017	331	923	2,084
2016	351	1,482	4,272
Prior	1,829	4,361	10,446
Total residential first mortgages	$3,074	$12,540	$31,164	$1,592	$48,370
Credit cards(2)	$26,613	$51,604	$45,187	$1,513	$124,917
Home equity loans (pre-reset)	$309	$1,061	$1,702
Home equity loans (post-reset)	1,179	1,704	1,656
Total home equity loans	$1,488	$2,765	$3,358	$14	$7,625
Installment and other
2020	$21	$49	$76
2019	93	121	153
2018	100	95	97
2017	33	33	38
2016	14	13	12
Prior	232	403	549
Personal, small business and other	$493	$714	$925	$2,557	$4,689
Total	$31,668	$67,623	$80,634	$5,676	$185,601

(1)The FICO bands in the tables are consistent with general industry peer presentations.
(2)Excludes $568 million of balances related to Canada.

FICO Score Distribution in U.S. Portfolio

FICO score distribution in U.S. portfolio(1)	December 31, 2019
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages	$3,608	$13,264	$28,442	$1,694	$47,008
Credit cards(2)	33,290	59,536	52,935	2,773	148,534
Home equity loans	1,901	3,530	3,732	60	9,223
Personal, small business and other	564	907	1,473	755	3,699
Total	$39,363	$77,237	$86,582	$5,282	$208,464

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

LTV distribution in U.S. portfolio	September 30, 2020
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2020	$8,643	$1,515	$1
2019	7,437	610	3
2018	1,908	584	18
2017	2,988	351	5
2016	6,003	108	3
Prior	16,562	97	19
Total residential first mortgages	$43,541	$3,265	$49	$1,515	$48,370
Home equity loans (pre-reset)	$2,991	$44	$15
Home equity loans (post-reset)	4,022	406	95
Total home equity loans	$7,013	$450	$110	$52	$7,625
Total	$50,554	$3,715	$159	$1,567	$55,995

LTV distribution in U.S. portfolio	December 31, 2019
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages	$41,993	$3,313	$98	$1,604	$47,008
Home equity loans	8,101	829	237	56	9,223
Total	$50,094	$4,142	$335	$1,660	$56,231

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended September 30,		Nine Months Ended September 30,
	Balance at September 30, 2020				2020	2019	2020	2019
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$1,650	$1,824	$146	$1,631	$16	$16	$44	$51
Home equity loans	502	684	72	556	3	2	10	6
Credit cards	1,924	1,996	860	1,913	26	25	77	77
Personal, small business and other	449	451	186	430	18	4	50	15
Total	$4,525	$4,955	$1,264	$4,530	$63	$47	$181	$149
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)    $208 million of residential first mortgages and $157 million of home equity loans do not have a specific allowance.
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

Consumer Troubled Debt Restructurings(1)

	For the Three Months Ended September 30, 2020
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	237	$42	$—	$—	$—	—%
Home equity loans	62	5	—	—	—	—
Credit cards	48,909	261	—	—	—	17
Personal, small business and other	1,040	12	—	—	—	6
Total(7)	50,248	$320	$—	$—	$—
International
Residential first mortgages	696	$21	$—	$—	$—	1%
Credit cards	25,147	122	—	—	2	14
Personal, small business and other	12,652	106	—	—	2	10
Total(7)	38,495	$249	$—	$—	$4

	For the Three Months Ended September 30, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	175	$26	$—	$—	$—	—%
Home equity loans	219	24	1	—	—	1
Credit cards	66,925	296	—	—	—	17
Personal, small business and other	503	4	—	—	—	6
Total(7)	67,822	$350	$1	$—	$—
International
Residential first mortgages	572	$22	$—	$—	$—	—%
Credit cards	16,703	66	—	—	2	17
Personal, small business and other	7,240	52	—	—	2	8
Total(7)	24,515	$140	$—	$—	$4

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $2 million of residential first mortgages and $0.3 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2020. These amounts include $1 million of residential first mortgages and $0.2 million of home equity loans that were newly classified as TDRs in the three months ended September 30, 2020, based on previously received OCC guidance.
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
(8)    Post-modification balances in North America include $3 million of residential first mortgages and $2 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2019. These amounts include $2 million of residential first mortgages and $2 million of home equity loans that were newly classified as TDRs in the three months ended September 30, 2019, based on previously received OCC guidance.

Consumer Troubled Debt Restructurings(1)

	For the Nine Months Ended September 30, 2020
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	812	$137	$—	$—	$—	—%
Home equity loans	227	22	—	—	—	1
Credit cards	167,082	786	—	—	—	13
Personal, small business and other	1,816	19	—	—	—	4
Total(7)	169,937	$964	$—	$—	$—
International
Residential first mortgages	1,874	$80	$—	$—	$—	5%
Credit cards	65,738	289	—	—	7	16
Personal, small business and other	31,590	234	—	—	6	10
Total(7)	99,202	$603	$—	$—	$13

	For the Nine Months Ended September 30, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	805	$120	$—	$—	$—	—%
Home equity loans	613	66	2	—	—	1
Credit cards	202,453	874	—	—	—	17
Personal, small business and other	1,206	11	—	—	—	5
Total(7)	205,077	$1,071	$2	$—	$—
International
Residential first mortgages	1,935	$59	$—	$—	$—	—%
Credit cards	53,649	214	—	—	8	16
Personal, small business and other	22,038	151	—	—	5	9
Total(7)	77,622	$424	$—	$—	$13

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $10 million of residential first mortgages and $2 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2020. These amounts include $7 million of residential first mortgages and $1 million of home equity loans that were newly classified as TDRs in the nine months ended September 30, 2020, based on previously received OCC guidance.
(4)Represents portion of contractual loan principal that is non-interest bearing, but still due from the borrower. Such deferred principal is charged off at the time of permanent modification to the extent that the related loan balance exceeds the underlying collateral value.
(5)Represents portion of contractual loan principal that is non-interest bearing and, depending on borrower performance, eligible for forgiveness.
(6)Represents portion of contractual loan principal that was forgiven at the time of permanent modification.
(7)    The above tables reflect activity for restructured loans that were considered TDRs as of the end of the reporting period.
(8)    Post-modification balances in North America include $15 million of residential first mortgages and $6 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2019. These amounts include $9 million of residential first mortgages and $5 million of home equity loans that were newly classified as TDRs in the nine months ended September 30, 2019, based on previously received OCC guidance.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
North America
Residential first mortgages	$24	$19	$59	$69
Home equity loans	6	4	12	11
Credit cards	70	74	251	217
Personal, small business and other	1	1	3	3
Total	$101	$98	$325	$300
International
Residential first mortgages	$6	$1	$17	$8
Credit cards	47	34	118	109
Personal, small business and other	20	19	55	56
Total	$73	$54	$190	$173

Purchased Credit-Deteriorated Assets

	Three Months Ended September 30, 2020
In millions of dollars	Credit cards	Mortgages(1)	Installment and other
Purchase price	$—	$25	$—
Allowance for credit losses at acquisition date	—	—	—
Discount or premium attributable to non-credit factors	—	—	—
Par value (amortized cost basis)	$—	$25	$—

(1)    Includes loans sold to agencies that were bought back at par due to repurchase agreements.

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	September 30, 2020	December 31, 2019
In North America offices(1)
Commercial and industrial	$59,921	$55,929
Financial institutions	52,884	53,922
Mortgage and real estate(2)	59,340	53,371
Installment and other	26,858	31,238
Lease financing	704	1,290
Total	$199,707	$195,750
In offices outside North America(1)
Commercial and industrial	$108,551	$112,668
Financial institutions	32,583	40,211
Mortgage and real estate(2)	10,424	9,780
Installment and other	32,323	27,303
Lease financing	63	95
Governments and official institutions	3,235	4,128
Total	$187,179	$194,185
Corporate loans, net of unearned income(3)	$386,886	$389,935

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($857) million and ($814) million at September 30, 2020 and December 31, 2019, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
The Company sold and/or reclassified to held-for-sale $0.6 billion and $1.7 billion of corporate loans during the three and nine months ended September 30, 2020, respectively, and $0.8 billion and $2.1 billion of corporate loans during the three and nine months ended September 30, 2019, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2020 or 2019.

Corporate Loan Delinquencies and Non-Accrual Details at September 30, 2020

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$648	$57	$705	$2,784	$161,546	$165,035
Financial institutions	405	84	489	165	84,259	84,913
Mortgage and real estate	641	134	775	486	68,500	69,761
Lease financing	18	16	34	37	696	767
Other	197	54	251	112	60,537	60,900
Loans at fair value						5,510
Total	$1,909	$345	$2,254	$3,584	$375,538	$386,886

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2019

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$676	$93	$769	$1,828	$164,249	$166,846
Financial institutions	791	3	794	50	91,008	91,852
Mortgage and real estate	534	4	538	188	62,425	63,151
Lease financing	58	9	67	41	1,277	1,385
Other	190	22	212	81	62,341	62,634
Loans at fair value						4,067
Total	$2,249	$131	$2,380	$2,188	$381,300	$389,935
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
(4)Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	Totals as of
In millions of dollars	2020	2019	2018	2017	2016	Prior		September 30, 2020	December 31, 2019
Investment grade(3)
Commercial and industrial(4)	$33,735	$8,471	$6,379	$4,440	$2,092	$8,506	$30,601	$94,224	$110,797
Financial institutions(4)	9,205	3,403	2,603	760	820	2,090	52,564	71,445	80,533
Mortgage and real estate	5,283	6,931	5,511	2,896	1,342	2,193	1,916	26,072	27,571
Other(5)	8,475	3,393	5,119	1,176	646	5,381	30,040	54,230	58,155
Total investment grade	$56,698	$22,198	$19,612	$9,272	$4,900	$18,170	$115,121	$245,971	$277,056
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$24,224	$6,284	$5,806	$3,175	$1,187	$3,621	$23,394	$67,691	$54,220
Financial institutions(4)	7,245	1,137	806	755	93	152	3,302	13,490	11,269
Mortgage and real estate	1,470	1,648	2,239	1,059	596	861	518	8,391	3,811
Other(5)	2,015	1,179	744	229	163	408	2,364	7,102	5,734
Non-accrual
Commercial and industrial(4)	135	130	81	162	68	343	1,865	2,784	1,828
Financial institutions	—	—	—	—	—	1	164	165	50
Mortgage and real estate	6	1	7	28	6	52	386	486	188
Other(5)	52	9	17	19	—	23	29	149	122
Total non-investment grade	$35,147	$10,388	$9,700	$5,427	$2,113	$5,461	$32,022	$100,258	$77,222
Non-rated private bank loans managed on a delinquency basis(3)(6)	$7,244	$7,368	$3,676	$3,839	$4,448	$8,572	$—	$35,147	$31,590
Loans at fair value(7)								5,510	4,067
Corporate loans, net of unearned income	$99,089	$39,954	$32,988	$18,538	$11,461	$32,203	$147,143	$386,886	$389,935
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
(7)Loans at fair value include loans to commercial and industrial, financial institutions, mortgage and real estate and other.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	September 30, 2020				Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$2,784	$4,336	$487	$2,407	$4	$9
Financial institutions	165	254	26	122	—	—
Mortgage and real estate	486	756	37	333	—	—
Lease financing	37	37	—	39	—	—
Other	112	225	48	167	1	15
Total non-accrual corporate loans	$3,584	$5,608	$598	$3,068	$5	$24

	December 31, 2019
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,828	$1,942	$283	$1,449
Financial institutions	50	120	2	63
Mortgage and real estate	188	362	10	192
Lease financing	41	41	—	8
Other	81	202	4	76
Total non-accrual corporate loans	$2,188	$2,667	$299	$1,788

	September 30, 2020		December 31, 2019
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$1,398	$487	$714	$283
Financial institutions	162	26	40	2
Mortgage and real estate	286	37	48	10
Lease financing	36	—	—	—
Other	40	48	7	4
Total non-accrual corporate loans with specific allowance	$1,922	$598	$809	$299
Non-accrual corporate loans without specific allowance
Commercial and industrial	$1,386		$1,114
Financial institutions	3		10
Mortgage and real estate	200		140
Lease financing	1		41
Other	72		74
Total non-accrual corporate loans without specific allowance	$1,662	N/A	$1,379	N/A
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Average carrying value represents the average recorded investment balance and does not include related specific allowance.
(3)Interest income recognized for the three and nine months ended September 30, 2019 was $8 million and $23 million, respectively.
N/A Not applicable

Corporate Troubled Debt Restructurings(1)

Three and Nine Months Ended September 30, 2020

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended September 30, 2020
Commercial and industrial	$52	$—	$—	$52
Mortgage and real estate	8	—	—	8
Other	1	1	—	—
Total	$61	$1	$—	$60
Nine Months Ended September 30, 2020
Commercial and industrial	$200	$—	$—	$200
Mortgage and real estate	16	—	—	16
Other	5	5	—	—
Total	$221	$5	$—	$216

Three and Nine Months Ended September 30, 2019

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(3)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended September 30, 2019
Commercial and industrial	$48	$—	$—	$48
Mortgage and real estate	3	—	—	3
Other	—	—	—	—
Total	$51	$—	$—	$51
Nine Months Ended September 30, 2019
Commercial and industrial	$183	$19	$—	$164
Mortgage and real estate	10	—	—	10
Other	6	6	—	—
Total	$199	$25	$—	$174

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

		TDR loans in payment default			TDR loans in payment default
In millions of dollars	TDR balances at September 30, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	TDR balances at September 30, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Commercial and industrial	$390	$—	$—	$591	$2	$23
Financial institutions	—	—	—	9	—	—
Mortgage and real estate	98	—	—	75	—	—
Other	22	—	—	4	—	—
Total(1)	$510	$—	$—	$679	$2	$23

(1)The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Allowance for credit losses on loans (ACLL) at beginning of period	$26,420	$12,466	$12,783	$12,315
Adjustment to opening balance for CECL adoption(1)	—	—	4,201	—
Adjusted ACLL at beginning of period	$26,420	$12,466	$16,984	$12,315
Gross credit losses on loans	$(2,367)	$(2,281)	$(7,374)	$(6,980)
Gross recoveries on loans(2)	448	368	1,141	1,156
Net credit losses on loans (NCLs)	$(1,919)	$(1,913)	$(6,233)	$(5,824)
NCLs	$1,919	$1,913	$6,233	$5,824
Net reserve builds (releases) for loans(3)	42	132	9,010	252
Net specific reserve builds (releases) for loans	(152)	17	706	19
Total provision for credit losses on loans (PCLL)	$1,809	$2,062	$15,949	$6,095
Initial allowance for credit losses on newly purchased credit deteriorated assets during the period	—	—	4	—
Other, net (see table below)	116	(85)	(278)	(56)
ACLL at end of period	$26,426	$12,530	$26,426	$12,530
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(4)	$1,859	$1,376	$1,456	$1,367
Adjustment to opening balance for CECL adoption(1)	—	—	(194)	—
Provision (release) for credit losses on unfunded lending commitments	424	9	1,094	18
Other, net(5)	16	—	(57)	—
ACLUC at end of period(4)	$2,299	$1,385	$2,299	$1,385
Total allowance for credit losses on loans, leases and unfunded lending commitments	$28,725	$13,915	$28,725	$13,915

Other, net details	Three Months Ended September 30,		Nine Months Ended September 30,
Sales or transfers of various consumer loan portfolios to HFS	$—	$(5)	$(4)	$(9)
FX translation(6)	116	(65)	(279)	(26)
Other	—	(15)	5	(21)
Other, net	$116	$(85)	$(278)	$(56)

(1)See Note 1 to the Consolidated Financial Statements for further discussion of the impact of Citi’s adoption of CECL.
(2)Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful for periods prior to June 30, 2020.
(3)During the second quarter of 2020, Citi updated its ACLL estimate of lifetime credit losses related to a change in accounting principle for variable post-charge-off third-party agency collection costs in its U.S. cards portfolios. After June 30, 2020, these costs are recorded as operating expenses for future periods as they are incurred. The impact of this change in estimate effected by a change in accounting principle resulted in an approximate $426 million reduction in Citi's estimated ACLL at June 30, 2020. During the third quarter of 2020, Citi updated its ACLL estimate of lifetime credit losses resulting from a change in accounting estimate effected by a change in accounting principle for variable post-charge-off third-party agency collection costs, primarily in its international cards portfolios. After June 30, 2020, these costs are recorded as operating expenses for future periods as they are incurred. The impact of this change in estimate effected by a change in accounting principle resulted in an approximate $122 million reduction in Citi's estimated ACLL at September 30, 2020.
(4)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(5)The nine months ended September 30, 2020 includes a non-provision transfer of $68 million, representing reserves on performance guarantees as of March 31, 2020. The reserves on these contracts have been reclassified out of the allowance for credit losses on unfunded lending commitments and into other liabilities beginning June 30, 2020.
(6)Primarily related to consumer. The corporate allowance is predominantly sourced in U.S. dollars.

Allowance for Credit Losses and End-of-Period Loans

	Three Months Ended
	September 30, 2020			September 30, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$6,824	$19,596	$26,420	$2,787	$9,679	$12,466
Charge-offs	(351)	(2,016)	(2,367)	(129)	(2,152)	(2,281)
Recoveries	26	422	448	19	349	368
Replenishment of net charge-offs	325	1,594	1,919	110	1,803	1,913
Net reserve builds (releases)	267	(225)	42	37	95	132
Net specific reserve builds (releases)	(161)	9	(152)	(1)	18	17
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	—	—	—	—	—
Other	8	108	116	(20)	(65)	(85)
Ending balance	$6,938	$19,488	$26,426	$2,803	$9,727	$12,530
	Nine Months Ended
	September 30, 2020			September 30, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,886	$9,897	$12,783	$2,811	$9,504	$12,315
Adjustment to opening balance for CECL adoption	(721)	4,922	4,201	—	—	—
Charge-offs	(836)	(6,538)	(7,374)	(333)	(6,647)	(6,980)
Recoveries	60	1,081	1,141	55	1,101	1,156
Replenishment of net charge-offs	776	5,457	6,233	278	5,546	5,824
Net reserve builds (releases)	4,418	4,592	9,010	91	161	252
Net specific reserve builds (releases)	373	333	706	(77)	96	19
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	4	4	—	—	—
Other	(18)	(260)	(278)	(22)	(34)	(56)
Ending balance	$6,938	$19,488	$26,426	$2,803	$9,727	$12,530

	September 30, 2020			December 31, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for credit losses on loans
Collectively evaluated	$6,340	$18,222	$24,562	$2,587	$8,706	$11,293
Individually evaluated	598	1,263	1,861	299	1,190	1,489
Purchased credit deteriorated	—	3	3	—	1	1
Total allowance for credit losses on loans	$6,938	$19,488	$26,426	$2,886	$9,897	$12,783
Loans, net of unearned income
Collectively evaluated	$377,792	$275,347	$653,139	$383,828	$304,510	$688,338
Individually evaluated	3,584	4,525	8,109	2,040	4,892	6,932
Purchased credit deteriorated	—	139	139	—	128	128
Held at fair value	5,510	14	5,524	4,067	18	4,085
Total loans, net of unearned income	$386,886	$280,025	$666,911	$389,935	$309,548	$699,483

Allowance for Credit Losses on AFS Debt Securities

	Three Months Ended September 30, 2020
In millions of dollars	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$3	$5	$8
Less: Write-offs	—	—	—
Recoveries of amounts written-off	—	1	1
Net credit losses (NCLs)	$—	$1	$1
NCLs	$—	$(1)	$(1)
Credit losses on securities without previous credit losses	—	—	—
Net reserve builds (releases) on securities with previous credit losses	(3)	—	(3)
Total provision for credit losses	$(3)	$(1)	$(4)
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—
Allowance for credit losses at end of period	$—	$5	$5
	Nine Months Ended September 30, 2020
In millions of dollars	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—
Adjustment to opening balance for CECL adoption	—	—	—
Less: Write-offs	—	—	—
Recoveries of amounts written-off	—	1	1
Net credit losses (NCLs)	$—	$1	$1
NCLs	$—	$(1)	$(1)
Credit losses on securities without previous credit losses	3	5	8
Net reserve builds (releases) on securities with previous credit losses	(3)	—	(3)
Total provision for credit losses	$—	$4	$4
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—
Allowance for credit losses at end of period	$—	$5	$5

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended September 30, 2020
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of period	$—	$99	$6	$2	$107
Net credit losses (NCLs)	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	3	(19)	(1)	1	(16)
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$3	$(19)	$(1)	$1	$(16)
Other, net	$5	$—	$2	$—	$7
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of period	$8	$80	$7	$3	$98

	Nine Months Ended September 30, 2020
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of period	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	—	61	4	5	70
Net credit losses (NCLs)	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	3	16	1	1	21
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$3	$16	$1	$1	$21
Other, net	$5	$3	$2	$(3)	$7
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of period	$8	$80	$7	$3	$98

Allowance for Credit Losses on Other Assets

	Three Months Ended September 30, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of period	$—	$18	$7	$—	$77	$102
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	7	(3)	—	(17)	(13)
Total provision for credit losses	$—	$7	$(3)	$—	$(17)	$(13)
Other, net	$—	$—	$—	$—	$(10)	$(10)
Allowance for credit losses on other assets at end of period	$—	$25	$4	$—	$50	$79

	Nine Months Ended September 30, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	6	14	2	1	3	26
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(6)	11	2	(1)	25	31
Total provision for credit losses	$(6)	$11	$2	$(1)	$25	$31
Other, net	$—	$—	$—	$—	$22	$22
Allowance for credit losses on other assets at end of period	$—	$25	$4	$—	$50	$79

(1)Primarily accounts receivable.

15.  GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Total
Balance at December 31, 2019	$12,102	$10,024	$22,126
Foreign currency translation	(265)	(597)	(862)
Balance at March 31, 2020	$11,837	$9,427	$21,264
Foreign currency translation	39	96	135
Balance at June 30, 2020	$11,876	$9,523	$21,399
Foreign currency translation	74	151	225
Balance at September 30, 2020	$11,950	$9,674	$21,624

The Company performed its annual goodwill impairment test as of July 1, 2020, at the level below each business segment (referred to as a reporting unit). The fair values of the Company’s reporting units as percentage of their carrying values ranged from approximately 115% to 136%, resulting in no impairment. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the current environment remains rapidly evolving due to the COVID-19 pandemic. Further deterioration in macroeconomic and market conditions, including potential adverse effects to economic forecasts due to the severity and duration of the pandemic, as well as the responses of governments, customers, and clients, could negatively influence the assumptions used in the valuations, in particular, the discount and growth rates used in the net income projections. If the future were to differ from management’s best estimate of key economic assumptions, and associated cash flows were to decrease, Citi could potentially experience material goodwill impairment charges in the future.
For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K. See Note 1 for Citi’s adoption of a new accounting standard regarding the subsequent measurement of goodwill and Note 3 for a description of Citi’s Business Segments.

Intangible Assets
The components of intangible assets were as follows:

	September 30, 2020			December 31, 2019
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,636	$4,170	$1,466	$5,676	$4,059	$1,617
Credit card contract-related intangibles(1)	3,921	1,240	2,681	5,393	3,069	2,324
Core deposit intangibles	44	44	—	434	433	1
Other customer relationships	439	300	139	424	275	149
Present value of future profits	29	27	2	34	31	3
Indefinite-lived intangible assets	172	—	172	228	—	228
Other	71	61	10	82	77	5
Intangible assets (excluding MSRs)	$10,312	$5,842	$4,470	$12,271	$7,944	$4,327
Mortgage servicing rights (MSRs)(2)	334	—	334	495	—	495
Total intangible assets	$10,646	$5,842	$4,804	$12,766	$7,944	$4,822
(1)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount as of September 30, 2020 and December 31, 2019.
(2)For additional information on Citi’s MSRs, see Note 18 to the Consolidated Financial Statements.

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2019	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at September 30, 2020
Purchased credit card relationships(1)	$1,617	$11	$(149)	$(10)	$(3)	$1,466
Credit card contract-related intangibles(2)	2,324	509	(150)	—	(2)	2,681
Core deposit intangibles	1	—	(1)	—	—	—
Other customer relationships	149	—	(18)	—	8	139
Present value of future profits	3	—	—	—	(1)	2
Indefinite-lived intangible assets	228	—	—	(28)	(28)	172
Other	5	7	(6)	—	4	10
Intangible assets (excluding MSRs)	$4,327	$527	$(324)	$(38)	$(22)	$4,470
Mortgage servicing rights (MSRs)(3)	495					334
Total intangible assets	$4,822					$4,804
(1)Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract-related intangibles, and include credit card accounts primarily in the Costco and Macy’s portfolios.
(2)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount at September 30, 2020 and December 31, 2019. During the third quarter of 2020, Citi renewed its contract with American Airlines.
(3)For additional information on Citi’s MSRs, including the rollforward for the three and nine months ended September 30, 2020, see Note 18 to the Consolidated Financial Statements.

16.  DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	September 30, 2020	December 31, 2019
Commercial paper
Bank(1)	$11,382	$10,155
Broker-dealer and other(2)	7,969	6,321
Total commercial paper	$19,351	$16,476
Other borrowings(3)	18,088	28,573
Total	$37,439	$45,049

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At September 30, 2020 and December 31, 2019, collateralized short-term advances from the Federal Home Loan Banks were $9.8 billion and $17.6 billion, respectively.

Long-Term Debt

In millions of dollars	September 30, 2020	December 31, 2019
Citigroup Inc.(1)	$168,712	$150,477
Bank(2)	48,786	53,340
Broker-dealer and other(3)	55,756	44,943
Total	$273,254	$248,760

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At September 30, 2020 and December 31, 2019, collateralized long-term advances from the Federal Home Loan Banks were $14.7 billion and $5.5 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both September 30, 2020 and December 31, 2019.

The following table summarizes Citi’s outstanding trust preferred securities at September 30, 2020:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo. LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	Jun. 2007	99,901	129	3 mo. Sterling LIBOR + 88.75 bps	50	129	Jun. 28, 2067	Jun. 28, 2017
Total obligated			$2,569			$2,575

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

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

Three and Nine Months Ended September 30, 2020

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2020
Balance, June 30, 2020	$3,700	$(36)	$2,094	$(7,172)	$(31,939)	$8	$(33,345)
Other comprehensive income before reclassifications	(72)	(313)	(41)	189	897	(39)	621
Increase (decrease) due to amounts reclassified from AOCI	(210)	6	(194)	57	—	—	(341)
Change, net of taxes	$(282)	$(307)	$(235)	$246	$897	$(39)	$280
Balance at September 30, 2020	$3,418	$(343)	$1,859	$(6,926)	$(31,042)	$(31)	$(33,065)
Nine Months Ended September 30, 2020
Balance, December 31, 2019	$(265)	$(944)	$123	$(6,809)	$(28,391)	$(32)	$(36,318)
Other comprehensive income before reclassifications	4,735	599	2,083	(287)	(2,651)	1	4,480
Increase (decrease) due to amounts reclassified from AOCI	(1,052)	2	(347)	170	—	—	(1,227)
Change, net of taxes	$3,683	$601	$1,736	$(117)	$(2,651)	$1	$3,253
Balance at September 30, 2020	$3,418	$(343)	$1,859	$(6,926)	$(31,042)	$(31)	$(33,065)
Footnotes to the table above appear on the following page.

Three and Nine Months Ended September 30, 2019

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2019
Balance, June 30, 2019	$(412)	$(376)	$75	$(6,574)	$(27,921)	$5	$(35,203)
Other comprehensive income before reclassifications	566	215	172	(300)	(1,442)	(10)	(799)
Increase (decrease) due to amounts reclassified from AOCI	(259)	(5)	81	50	—	—	(133)
Change, net of taxes	$307	$210	$253	$(250)	$(1,442)	$(10)	$(932)
Balance at September 30, 2019	$(105)	$(166)	$328	$(6,824)	$(29,363)	$(5)	$(36,135)
Nine Months Ended September 30, 2019
Balance, December 31, 2019	$(2,250)	$192	$(728)	$(6,257)	$(28,070)	$(57)	$(37,170)
Other comprehensive income before reclassifications	2,842	(374)	772	(715)	(1,293)	52	1,284
Increase (decrease) due to amounts reclassified from AOCI	(697)	16	284	148	—	—	(249)
Change, net of taxes	$2,145	$(358)	$1,056	$(567)	$(1,293)	$52	$1,035
Balance at September 30, 2019	$(105)	$(166)	$328	$(6,824)	$(29,363)	$(5)	$(36,135)
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
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, Euro, South Korean won, Australian dollar and Chinese yuan against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2020. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Indian rupee, Russian ruble and South African rand against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2020. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Euro, South Korean won and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2019. Primarily reflects the movements in (by order of impact) the South Korean won, Euro, Brazilian real, Mexican peso and Indian rupee against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2019. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three and Nine Months Ended September 30, 2020

In millions of dollars	Pretax	Tax effect	After-tax
Three Months Ended September 30, 2020
Balance, June 30, 2020	$(37,678)	$4,333	$(33,345)
Change in net unrealized gains (losses) on debt securities	(393)	111	(282)
Debt valuation adjustment (DVA)	(452)	145	(307)
Cash flow hedges	(307)	72	(235)
Benefit plans	344	(98)	246
Foreign currency translation adjustment	918	(21)	897
Excluded component of fair value hedges	(51)	12	(39)
Change	$59	$221	$280
Balance at September 30, 2020	$(37,619)	$4,554	$(33,065)
Nine Months Ended September 30, 2020
Balance, December 31, 2019	$(42,772)	$6,454	$(36,318)
Change in net unrealized gains (losses) on debt securities	4,905	(1,222)	3,683
Debt valuation adjustment (DVA)	801	(200)	601
Cash flow hedges	2,267	(531)	1,736
Benefit plans	(166)	49	(117)
Foreign currency translation adjustment	(2,652)	1	(2,651)
Excluded component of fair value hedges	(2)	3	1
Change	$5,153	$(1,900)	$3,253
Balance at September 30, 2020	$(37,619)	$4,554	$(33,065)

Three and Nine Months Ended September 30, 2019

In millions of dollars	Pretax	Tax effect	After-tax
Three Months Ended September 30, 2019
Balance, June 30, 2019	$(41,472)	$6,269	$(35,203)
Change in net unrealized gains (losses) on debt securities	419	(112)	307
Debt valuation adjustment (DVA)	273	(63)	210
Cash flow hedges	333	(80)	253
Benefit plans	(356)	106	(250)
Foreign currency translation adjustment	(1,442)	—	(1,442)
Excluded component of fair value hedges	(10)	—	(10)
Change	$(783)	$(149)	$(932)
Balance, September 30, 2019	$(42,255)	$6,120	$(36,135)
Nine Months Ended September 30, 2019
Balance, December 31, 2018	$(44,082)	$6,912	$(37,170)
Change in net unrealized gains (losses) on debt securities	2,855	(710)	2,145
Debt valuation adjustment (DVA)	(449)	91	(358)
Cash flow hedges	1,391	(335)	1,056
Benefit plans	(753)	186	(567)
Foreign currency translation adjustment	(1,290)	(3)	(1,293)
Excluded component of fair value hedges	73	(21)	52
Change	$1,827	$(792)	$1,035
Balance, September 30, 2019	$(42,255)	$6,120	$(36,135)

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Realized (gains) losses on sales of investments	$(304)	$(361)	$(1,484)	$(959)
Gross impairment losses	30	13	101	18
Subtotal, pretax	$(274)	$(348)	$(1,383)	$(941)
Tax effect	64	89	331	244
Net realized (gains) losses on investments after-tax(1)	$(210)	$(259)	$(1,052)	$(697)
Realized DVA (gains) losses on fair value option liabilities, pretax	$8	$(6)	$3	$21
Tax effect	(2)	1	(1)	(5)
Net realized debt valuation adjustment, after-tax	$6	$(5)	$2	$16
Interest rate contracts	$(256)	$96	$(459)	$360
Foreign exchange contracts	1	2	3	6
Subtotal, pretax	$(255)	$98	$(456)	$366
Tax effect	61	(17)	109	(82)
Amortization of cash flow hedges, after-tax(2)	$(194)	$81	$(347)	$284
Amortization of unrecognized:
Prior service cost (benefit)	$(4)	$(3)	$(10)	$(9)
Net actuarial loss	85	73	239	207
Curtailment/settlement impact(3)	(5)	(4)	(2)	(2)
Subtotal, pretax	$76	$66	$227	$196
Tax effect	(19)	(16)	(57)	(48)
Amortization of benefit plans, after-tax(3)	$57	$50	$170	$148
Excluded component of fair value hedges, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
Excluded component of fair value hedges, after-tax	$—	$—	$—	$—
Foreign currency translation adjustment, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
Foreign currency translation adjustment, after-tax	$—	$—	$—	$—
Total amounts reclassified out of AOCI, pretax	$(445)	$(190)	$(1,609)	$(358)
Total tax effect	104	57	382	109
Total amounts reclassified out of AOCI, after-tax	$(341)	$(133)	$(1,227)	$(249)
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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of September 30, 2020
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$32,275	$32,275	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	119,320	—	119,320	2,078	—	—	75	2,153
Non-agency-sponsored	41,951	934	41,017	1,194	—	—	1	1,195
Citi-administered asset-backed commercial paper conduits	16,457	16,457	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	19,071	—	19,071	4,331	—	—	—	4,331
Asset-based financing(5)	213,880	7,311	206,569	24,620	1,133	9,748	—	35,501
Municipal securities tender option bond trusts (TOBs)	3,867	843	3,024	—	—	1,869	—	1,869
Municipal investments	19,987	—	19,987	2,429	4,167	2,763	—	9,359
Client intermediation	1,074	652	422	88	—	—	36	124
Investment funds	472	132	340	1	—	16	1	18
Other	1	1	—	—	—	—	—	—
Total	$468,355	$58,605	$409,750	$34,741	$5,300	$14,396	$113	$54,550

	As of December 31, 2019
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$43,534	$43,534	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	117,374	—	117,374	2,671	—	—	72	2,743
Non-agency-sponsored	39,608	1,187	38,421	876	—	—	1	877
Citi-administered asset-backed commercial paper conduits	15,622	15,622	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	17,395	—	17,395	4,199	—	—	—	4,199
Asset-based financing(5)	196,728	6,139	190,589	23,756	1,151	9,524	—	34,431
Municipal securities tender option bond trusts (TOBs)	6,950	1,458	5,492	4	—	3,544	—	3,548
Municipal investments	20,312	—	20,312	2,636	4,274	3,034	—	9,944
Client intermediation	1,535	1,391	144	8	—	—	—	8
Investment funds	827	174	653	5	—	16	1	22
Other	352	1	351	169	—	39	—	208
Total	$460,237	$69,506	$390,731	$34,324	$5,425	$16,157	$74	$55,980

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s September 30, 2020 and December 31, 2019 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party sponsored private equity funds, which represent $74.8 billion and $69 billion in unconsolidated VIE assets and $710 million and $711 million in maximum exposure to loss as of September 30, 2020 and December 31, 2019, respectively.

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
•certain third-party sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of September 30, 2020 and December 31, 2019, the Company’s maximum exposure to loss related to these deals was $53.7 billion and $52.5 billion, respectively. (for more information on these positions, see Note 13 to the Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements in Citigroup’s 2019 Annual Report on Form 10-K);
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
•certain representations and warranties exposures in legacy ICG-sponsored mortgage- and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $5.4 billion and $6 billion at September 30, 2020 and December 31, 2019, respectively;
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

	September 30, 2020		December 31, 2019
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Asset-based financing	$—	$9,748	$—	$9,524
Municipal securities tender option bond trusts (TOBs)	1,869	—	3,544	—
Municipal investments	—	2,763	—	3,034
Investment funds	—	16	—	16
Other	—	—	—	39
Total funding commitments	$1,869	$12,527	$3,544	$12,613
Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	September 30, 2020	December 31, 2019
Cash	$—	$—
Trading account assets	2.1	2.6
Investments	10.1	9.9
Total loans, net of allowance	27.5	26.7
Other	0.3	0.5
Total assets	$40.0	$39.7
Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni
Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	September 30, 2020	December 31, 2019
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$15.4	$19.7
Retained by Citigroup as trust-issued securities	5.2	6.2
Retained by Citigroup via non-certificated interests	14.1	17.8
Total	$34.7	$43.7

The following tables summarize selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended September 30,
In billions of dollars	2020	2019
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(1.1)	(3.1)

	Nine Months Ended September 30,
In billions of dollars	2020	2019
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(4.3)	(5.6)

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.1 years as of September 30, 2020 and 3.1 years as of December 31, 2019.

In billions of dollars	Sept. 30, 2020	Dec. 31, 2019
Term notes issued to third parties	$13.9	$18.2
Term notes retained by Citigroup affiliates	3.4	4.3
Total Master Trust liabilities	$17.3	$22.5

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.92 years as of September 30, 2020 and 1.6 years as of December 31, 2019.

In billions of dollars	Sept. 30, 2020	Dec. 31, 2019
Term notes issued to third parties	$1.5	$1.5
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.4	$3.4

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended September 30,
	2020		2019
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$2.7	$2.9	$1.7	$3.8
Proceeds from new securitizations	2.9	4.5	1.7	4.0
Purchases of previously transferred financial assets	0.2	—	—	—

	Nine Months Ended September 30,
	2020		2019
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$7.2	$5.4	$3.8	$12.6
Proceeds from new securitizations	7.6	7.9	3.9	12.8
Purchases of previously transferred financial assets	0.3	—	0.1	—

Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $82.6 million and $87.1 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2020, gains recognized on the securitization of non-agency sponsored mortgages were $50.8 million and $116.2 million, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $9 million and $14 million for the three and nine months ended September 30, 2019. Gains recognized on the securitization of non-agency sponsored mortgages were $16 million and $59 million for the three and nine months ended September 30, 2019, respectively.

	September 30, 2020			December 31, 2019
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$315	$1,049	$101	$491	$748	$102

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $116 million related to personal loan securitizations at September 30, 2020.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 20 to the Consolidated Financial Statements for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	Three Months Ended September 30, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	3.5%	1.8%	NM
Weighted average constant prepayment rate	29.7%	2.5%	NM
Weighted average anticipated net credit losses(2)	NM	0.2%	NM
Weighted average life	4.2 years	3.9 years	NM

	Three Months Ended September 30, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	11.4%	3.7%	4.0%
Weighted average constant prepayment rate	14.6%	17.6%	8.4%
Weighted average anticipated net credit losses(2)	NM	2.6%	2.7%
Weighted average life	6.6 years	5.4 years	11.0 years

	Nine Months Ended September 30, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.2%	1.8%	3.0%
Weighted average constant prepayment rate	27.9%	1.8%	25.0%
Weighted average anticipated net credit losses(2)	NM	0.7%	0.5%
Weighted average life	4.5 years	4.2 years	2.3 years

	Nine Months Ended September 30, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.4%	3.6%	4.3%
Weighted average constant prepayment rate	14.8%	11.3%	7.8%
Weighted average anticipated net credit losses(2)	NM	3.6%	2.8%
Weighted average life	6.2 years	6.1 years	12.0 years

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	September 30, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	1.9%	7.4%	2.7%
Weighted average constant prepayment rate	25.0%	3.8%	6.2%
Weighted average anticipated net credit losses(2)	NM	1.2%	1.6%
Weighted average life	3.9 years	8.9 years	35.7 years

	December 31, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.8%	7.6%	4.2%
Weighted average constant prepayment rate	10.1%	3.6%	6.1%
Weighted average anticipated net credit losses(2)	NM	5.2%	2.7%
Weighted average life	6.6 years	5.9 years	29.3 years

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

The sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, is presented in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	September 30, 2020
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(4)	$—	$(1)
Adverse change of 20%	(9)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(26)	—	—
Adverse change of 20%	(48)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2019
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(18)	$—	$(1)
Adverse change of 20%	(35)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(18)	—	—
Adverse change of 20%	(35)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—
NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation losses
	Securitized assets		90 days past due		Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars, except liquidation losses in millions	Sept. 30, 2020	Dec. 31, 2019	Sept. 30, 2020	Dec. 31, 2019	2020	2019	2020	2019
Securitized assets
Residential mortgages(1)	$11.7	$11.7	$0.4	$0.4	$5	$20	$23	$40
Commercial and other	23.1	22.3	—	—	—	—	—	—
Total	$34.8	$34.0	$0.4	$0.4	$5	$20	$23	$40

(1)    Securitized assets include $0.2 billion of personal loan securitizations as of September 30, 2020.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $334 million and $472 million at September 30, 2020 and 2019, respectively. The MSRs correspond to principal loan balances of $56 billion and $59 billion as of September 30, 2020 and 2019, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended September 30,
In millions of dollars	2020	2019
Balance, beginning of period	$345	$508
Originations	31	19
Changes in fair value of MSRs due to changes in inputs and assumptions	(22)	(35)
Other changes(1)	(20)	(20)
Sales of MSRs	—	—
Balance, as of September 30	$334	$472

	Nine Months Ended September 30,
In millions of dollars	2020	2019
Balance, beginning of year	$495	$584
Originations	87	47
Changes in fair value of MSRs due to changes in inputs and assumptions	(191)	(99)
Other changes(1)	(57)	(60)
Sales of MSRs	—	—
Balance, as of September 30	$334	$472

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Servicing fees	$29	$36	$102	$112
Late fees	1	2	4	6
Ancillary fees	—	—	—	1
Total MSR fees	$30	$38	$106	$119

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended September 30, 2020 and 2019. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of September 30, 2020 and December 31, 2019, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2020, Citi transferred agency securities with a fair value of approximately $10.7 billion and $30.1 billion to re-securitization entities compared to approximately $8.9 billion and $23.4 billion for the three and nine months ended September 30, 2019.
As of September 30, 2020, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.8 billion (including $1.0 billion related to re-securitization transactions executed in 2020) compared to $2.2 billion as of December 31, 2019 (including $1.3 billion related to re-securitization transactions executed in 2019), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2020 and December 31, 2019 were approximately $76.9 billion and $73.5 billion, respectively.
As of September 30, 2020 and December 31, 2019, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At September 30, 2020 and December 31, 2019, the commercial paper conduits administered by Citi had approximately $16.5 billion and $15.6 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $17.4 billion and $16.3 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At September 30, 2020 and December 31, 2019, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 63 and 49 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.5 billion and $1.4 billion as of September 30, 2020 and December 31, 2019, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At September 30, 2020 and December 31, 2019, the Company owned $5.0 billion and $5.5 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations (CLOs)
The following tables summarize selected cash flow information and retained interests related to Citigroup CLOs:

	Three Months Ended September 30,
In billions of dollars	2020	2019
Proceeds from new securitizations	$—	$—

	Nine Months Ended September 30,
In billions of dollars	2020	2019
Proceeds from new securitizations	$0.1	$—

In millions of dollars	Sept. 30, 2020	Dec. 31, 2019
Carrying value of retained interests	$1,612	$1,404

The key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	Three Months Ended September 30,
	2020	2019
Weighted average discount rate	—%	—%
Weighted average life	0 years	0 years

	Nine Months Ended September 30,
	2020	2019
Weighted average discount rate	1.8%	—%
Weighted average life	4.2 years	0 years

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2020
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$32,186	$7,465
Corporate loans	12,151	8,097
Other (including investment funds, airlines and shipping)	162,232	19,939
Total	$206,569	$35,501

	December 31, 2019
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$31,377	$7,489
Corporate loans	7,088	5,802
Other (including investment funds, airlines and shipping)	152,124	21,140
Total	$190,589	$34,431

Municipal Securities Tender Option Bond (TOB) Trusts
At September 30, 2020 and December 31, 2019, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At September 30, 2020 and December 31, 2019, liquidity agreements provided with respect to customer TOB trusts totaled $1.9 billion and $3.5 billion, respectively, of which $1.0 billion and $1.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $4.7 billion and $7 billion as of September 30, 2020 and December 31, 2019, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest rate contracts
Swaps	$347,587	$318,089	$17,709,922	$17,063,272
Futures and forwards	—	—	4,894,587	3,636,658
Written options	—	—	1,590,805	2,114,511
Purchased options	—	—	1,428,928	1,857,770
Total interest rate contracts	$347,587	$318,089	$25,624,242	$24,672,211
Foreign exchange contracts
Swaps	$64,986	$63,104	$6,104,059	$6,063,853
Futures, forwards and spot	34,616	38,275	4,275,082	3,979,188
Written options	753	80	981,562	908,061
Purchased options	766	80	981,998	959,149
Total foreign exchange contracts	$101,121	$101,539	$12,342,701	$11,910,251
Equity contracts
Swaps	$—	$—	$237,127	$197,893
Futures and forwards	—	—	67,470	66,705
Written options	—	—	525,911	560,571
Purchased options	—	—	393,130	422,393
Total equity contracts	$—	$—	$1,223,638	$1,247,562
Commodity and other contracts
Swaps	$—	$—	$79,079	$69,445
Futures and forwards	784	1,195	163,925	137,192
Written options	—	—	95,573	91,587
Purchased options	—	—	93,328	86,631
Total commodity and other contracts	$784	$1,195	$431,905	$384,855
Credit derivatives(1)
Protection sold	$—	$—	$621,099	$603,387
Protection purchased	—	—	699,908	703,926
Total credit derivatives	$—	$—	$1,321,007	$1,307,313
Total derivative notionals	$449,492	$420,823	$40,943,493	$39,522,192

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of September 30, 2020 and December 31, 2019. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $270 billion and $180 billion as of September 30, 2020 and December 31, 2019, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at September 30, 2020	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,755	$110
Cleared	—	327
Interest rate contracts	$1,755	$437
Over-the-counter	$1,307	$1,167
Cleared	—	—
Foreign exchange contracts	$1,307	$1,167
Total derivatives instruments designated as ASC 815 hedges	$3,062	$1,604
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$235,886	$217,733
Cleared	13,487	10,979
Exchange traded	39	32
Interest rate contracts	$249,412	$228,744
Over-the-counter	$108,487	$109,809
Cleared	553	819
Exchange traded	4	5
Foreign exchange contracts	$109,044	$110,633
Over-the-counter	$18,281	$28,181
Cleared	5	2
Exchange traded	23,506	24,416
Equity contracts	$41,792	$52,599
Over-the-counter	$13,987	$17,880
Exchange traded	1,010	1,145
Commodity and other contracts	$14,997	$19,025
Over-the-counter	$9,469	$9,685
Cleared	1,415	1,809
Credit derivatives	$10,884	$11,494
Total derivatives instruments not designated as ASC 815 hedges	$426,129	$422,495
Total derivatives	$429,191	$424,099
Cash collateral paid/received(3)	$23,159	$17,054
Less: Netting agreements(4)	(330,993)	(330,993)
Less: Netting cash collateral received/paid(5)	(54,089)	(53,126)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$67,268	$57,034
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(901)	$(305)
Less: Non-cash collateral received/paid	(9,778)	(13,835)
Total net receivables/payables(6)	$56,589	$42,894

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
(3)Reflects the net amount of the $76,285 million and $71,143 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $53,126 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $54,089 million was used to offset trading derivative assets.
(4)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $299 billion, $10 billion and $22 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(5)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(6)The net receivables/payables include approximately $5 billion of derivative asset and $6 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

For the three and nine months ended September 30, 2020 and 2019, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 to the Consolidated Financial Statements for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Interest rate contracts	$(3)	$14	$171	$76
Foreign exchange	19	22	(18)	35
Total	$16	$36	$153	$111

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

Hedging of Commodity Price Risk
Citigroup hedges the change in fair value attributable to spot price movements in physical commodities inventories. The hedging instrument is a futures contract to sell the underlying commodity. In this hedge, the change in the value of the hedged inventory is reflected in earnings, which offsets the change in the fair value of the futures contract that is also reflected in earnings. Although the change in the fair value of the hedging instrument recorded in earnings includes changes in forward rates, Citigroup excludes the differential between the spot and the contractual forward rates under the futures contract from the assessment of hedge effectiveness, and it is generally reflected directly in earnings over the life of the hedge. Citi also excludes changes in forward rates from the assessment of hedge effectiveness and records it in Other comprehensive income.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(1,121)	$—	$1,363	$—	$5,965	$—	$4,179
Foreign exchange hedges	1,235	—	(1,180)	—	(242)	—	(1,192)	—
Commodity hedges	(3)	—	60	—	(94)	—	(42)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$1,232	$(1,121)	$(1,120)	$1,363	$(336)	$5,965	$(1,234)	$4,179
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$955	$—	$(1,320)	$—	$(6,173)	$—	$(3,982)
Foreign exchange hedges	(1,235)	—	1,180	—	242	—	1,192	—
Commodity hedges	3	—	60	—	94	—	42	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(1,232)	$955	$1,240	$(1,320)	$336	$(6,173)	$1,234	$(3,982)
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$(4)	$—	$(23)	$—	$(8)
Foreign exchange hedges(2)	(24)	—	25	—	(65)	—	(96)	—
Commodity hedges	91	—	11	—	81	—	34	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$67	$—	$36	$(4)	$16	$(23)	$(62)	$(8)

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.
(2)Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis that was included in AOCI was $(51) million and $(2) million for the three and nine months ended September 30, 2020 and $(10) million and $73 million for the three and nine months ended September 30, 2019, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative hedge basis adjustment becomes part of the carrying value of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at September 30, 2020 and December 31, 2019, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities, that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of September 30, 2020
Debt securities AFS(1)(3)	$99,152	$22	$385
Long-term debt	170,069	7,811	4,197
As of December 31, 2019
Debt securities AFS(2)(3)	$94,659	$(114)	$743
Long-term debt	157,387	2,334	3,445

(1)These amounts include a cumulative basis adjustment of $7 million for active hedges and $74 million for de-designated hedges as of September 30, 2020 related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $1,768 million as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $20 billion as of September 30, 2020) in a last-of-layer hedging relationship.
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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2020 is approximately $988 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions of dollars	2020		2019		2020		2019
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(52)		$241		$2,739		$1,040
Foreign exchange contracts	—		(6)		(16)		(15)
Total gain (loss) recognized in AOCI	$(52)		$235		$2,723		$1,025
Amount of gain (loss) reclassified from AOCI to earnings(1)	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Interest rate contracts	$—	$256	$—	$(96)	$—	$459	$—	$(360)
Foreign exchange contracts	(1)	—	(2)	—	(3)	—	(6)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$256	$(2)	$(96)	$(3)	$459	$(6)	$(360)
Net pretax change in cash flow hedges included within AOCI		$(307)		$333		$2,267		$1,391
(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue in the Consolidated Statement of Income.

Net Investment Hedges
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, was $(450) million and $882 million for the three and nine months ended September 30, 2020 and $472 million and $177 million for the three and nine months ended September 30, 2019, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at September 30, 2020	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$3,447	$3,624	$144,438	$150,070
Broker-dealers	2,186	1,457	52,326	48,749
Non-financial	117	102	4,615	2,423
Insurance and other financial institutions	5,134	6,311	498,529	419,857
Total by industry of counterparty	$10,884	$11,494	$699,908	$621,099
By instrument
Credit default swaps and options	$10,388	$10,272	$687,113	$616,677
Total return swaps and other	496	1,222	12,795	4,422
Total by instrument	$10,884	$11,494	$699,908	$621,099
By rating of reference entity
Investment grade	$4,116	$3,960	$551,117	$479,872
Non-investment grade	6,768	7,534	148,791	141,227
Total by rating of reference entity	$10,884	$11,494	$699,908	$621,099
By maturity
Within 1 year	$901	$1,785	$171,025	$147,613
From 1 to 5 years	6,145	6,134	435,061	397,139
After 5 years	3,838	3,575	93,822	76,347
Total by maturity	$10,884	$11,494	$699,908	$621,099

(1)The fair value amount receivable is composed of $6,158 million under protection purchased and $4,726 million under protection sold.
(2)The fair value amount payable is composed of $5,655 million under protection purchased and $5,839 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2019	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$4,017	$4,102	$172,461	$169,546
Broker-dealers	1,724	1,528	54,843	53,846
Non-financial	92	76	2,601	1,968
Insurance and other financial institutions	4,576	5,032	474,021	378,027
Total by industry of counterparty	$10,409	$10,738	$703,926	$603,387
By instrument
Credit default swaps and options	$9,759	$9,791	$685,643	$593,850
Total return swaps and other	650	947	18,283	9,537
Total by instrument	$10,409	$10,738	$703,926	$603,387
By rating of reference entity
Investment grade	$4,579	$4,578	$560,806	$470,778
Non-investment grade	5,830	6,160	143,120	132,609
Total by rating of reference entity	$10,409	$10,738	$703,926	$603,387
By maturity
Within 1 year	$1,806	$2,181	$231,135	$176,188
From 1 to 5 years	7,275	7,265	414,237	379,915
After 5 years	1,328	1,292	58,554	47,284
Total by maturity	$10,409	$10,738	$703,926	$603,387

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at both September 30, 2020 and December 31, 2019 was $28 billion and $30 billion, respectively. The Company posted $24 billion and $28 billion as collateral for this exposure in the normal course of business as of September 30, 2020 and December 31, 2019, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of September 30, 2020, the Company could be required to post an additional $0.8 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.2 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $1.5 billion and $5.8 billion as of September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020, the fair value of these previously derecognized assets was $1.6 billion. The fair value of the total return swaps as of September 30, 2020 was $41 million recorded as gross derivative assets and $23 million recorded as gross derivative liabilities. At December 31, 2019, the fair value of these previously derecognized assets was $5.9 billion, and the fair value of the total return swaps was $117 million recorded as gross derivative assets and $43 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at September 30, 2020 and December 31, 2019:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2020	December 31, 2019
Counterparty CVA	$(1,031)	$(705)
Asset FVA	(746)	(530)
Citigroup (own-credit) CVA	482	341
Liability FVA	160	72
Total CVA—derivative instruments	$(1,135)	$(822)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Counterparty CVA	$104	$2	$(134)	$104
Asset FVA	105	(78)	(316)	(97)
Own-credit CVA	(62)	85	200	(20)
Liability FVA	(36)	14	87	(16)
Total CVA—derivative instruments	$111	$23	$(163)	$(29)
DVA related to own FVO liabilities(1)	$(452)	$273	$801	$(449)
Total CVA and DVA	$(341)	$296	$638	$(478)

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at September 30, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$285,666	$330	$285,996	$(110,370)	$175,626
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	37,144	266	37,410	—	37,410
Residential	7	362	269	638	—	638
Commercial	—	1,012	181	1,193	—	1,193
Total trading mortgage-backed securities	$7	$38,518	$716	$39,241	$—	$39,241
U.S. Treasury and federal agency securities	$64,967	$2,133	$—	$67,100	$—	$67,100
State and municipal	—	1,260	76	1,336	—	1,336
Foreign government	70,610	16,533	41	87,184	—	87,184
Corporate	2,100	17,967	274	20,341	—	20,341
Equity securities	40,357	10,481	65	50,903	—	50,903
Asset-backed securities	—	787	1,828	2,615	—	2,615
Other trading assets(2)	456	10,971	794	12,221	—	12,221
Total trading non-derivative assets	$178,497	$98,650	$3,794	$280,941	$—	$280,941
Trading derivatives
Interest rate contracts	$44	$247,968	$3,155	$251,167
Foreign exchange contracts	1	109,729	621	110,351
Equity contracts	62	41,199	531	41,792
Commodity contracts	—	13,813	1,184	14,997
Credit derivatives	—	9,519	1,365	10,884
Total trading derivatives	$107	$422,228	$6,856	$429,191
Cash collateral paid(3)				$23,159
Netting agreements					$(330,993)
Netting of cash collateral received					(54,089)
Total trading derivatives	$107	$422,228	$6,856	$452,350	$(385,082)	$67,268
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$42,688	$30	$42,718	$—	$42,718
Residential	—	581	—	581	—	581
Commercial	—	61	—	61	—	61
Total investment mortgage-backed securities	$—	$43,330	$30	$43,360	$—	$43,360
U.S. Treasury and federal agency securities	$159,944	$173	$—	$160,117	$—	$160,117
State and municipal	—	3,291	825	4,116	—	4,116
Foreign government	76,172	44,202	189	120,563	—	120,563
Corporate	6,545	4,129	56	10,730	—	10,730
Marketable equity securities	346	347	—	693	—	693
Asset-backed securities	—	273	2	275	—	275
Other debt securities	—	4,529	—	4,529	—	4,529
Non-marketable equity securities(4)	—	13	350	363	—	363
Total investments	$243,007	$100,287	$1,452	$344,746	$—	$344,746

Table continues on the next page.

In millions of dollars at September 30, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$3,843	$1,681	$5,524	$—	$5,524
Mortgage servicing rights	—	—	334	334	—	334
Non-trading derivatives and other financial assets measured on a recurring basis	$4,349	$7,343	$—	$11,692	$—	$11,692
Total assets	$425,960	$918,017	$14,447	$1,381,583	$(495,452)	$886,131
Total as a percentage of gross assets(5)	31.4%	67.6%	1.1%
Liabilities
Interest-bearing deposits	$—	$2,331	$213	$2,544	$—	$2,544
Securities loaned and sold under agreements to repurchase	—	134,052	659	134,711	(73,833)	60,878
Trading account liabilities
Securities sold, not yet purchased	78,119	11,653	141	89,913	—	89,913
Other trading liabilities	—	—	43	43	—	43
Total trading liabilities	$78,119	$11,653	$184	$89,956	$—	$89,956
Trading derivatives
Interest rate contracts	$35	$227,527	$1,619	$229,181
Foreign exchange contracts	1	111,203	596	111,800
Equity contracts	38	49,371	3,190	52,599
Commodity contracts	—	17,816	1,209	19,025
Credit derivatives	—	10,280	1,214	11,494
Total trading derivatives	$74	$416,195	$7,828	$424,099
Cash collateral received(6)				$17,054
Netting agreements					$(330,993)
Netting of cash collateral paid					(53,126)
Total trading derivatives	$74	$416,195	$7,828	$441,153	$(384,119)	$57,034
Short-term borrowings	$—	$5,780	$201	$5,981	$—	$5,981
Long-term debt	—	39,940	23,116	63,056	—	63,056
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$4,888	$177	$2	$5,067	$—	$5,067
Total liabilities	$83,081	$610,128	$32,203	$742,468	$(457,952)	$284,516
Total as a percentage of gross liabilities(5)	11.5%	84.1%	4.4%

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
(3)Reflects the net amount of $76,285 million of gross cash collateral paid, of which $53,126 million was used to offset trading derivative liabilities.
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
(6)Reflects the net amount of $71,143 million of gross cash collateral received, of which $54,089 million was used to offset trading derivative assets.

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2020 and 2019. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2020
Assets
Securities borrowed and purchased under agreements to resell	$326	$4	$—	$—	$—	$43	$—	$—	$(43)	$330	$4
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	96	9	—	5	—	182	—	(26)	—	266	9
Residential	433	64	—	10	(17)	67	—	(288)	—	269	(1)
Commercial	217	1	—	13	—	24	—	(74)	—	181	—
Total trading mortgage-backed securities	$746	$74	$—	$28	$(17)	$273	$—	$(388)	$—	$716	$8
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	117	—	—	—	—	—	—	(41)	—	76	—
Foreign government	26	1	—	4	—	26	—	(16)	—	41	—
Corporate	399	(25)	—	22	(57)	160	2	(227)	—	274	(16)
Marketable equity securities	92	(31)	—	2	—	15	—	(13)	—	65	(25)
Asset-backed securities	1,785	14	—	167	(1)	351	—	(488)	—	1,828	4
Other trading assets	797	(24)	—	140	(102)	66	5	(84)	(4)	794	(29)
Total trading non-derivative assets	$3,962	$9	$—	$363	$(177)	$891	$7	$(1,257)	$(4)	$3,794	$(58)
Trading derivatives, net(4)
Interest rate contracts	$1,968	$70	$—	$(17)	$(7)	$31	$78	$(62)	$(525)	$1,536	$50
Foreign exchange contracts	(26)	122	—	(23)	29	3	—	(6)	(74)	25	47
Equity contracts	(2,235)	(183)	—	(41)	(69)	1	—	(12)	(120)	(2,659)	(160)
Commodity contracts	(278)	172	—	48	(5)	29	—	(15)	24	(25)	151
Credit derivatives	402	(271)	—	(33)	19	—	—	—	34	151	(274)
Total trading derivatives, net(4)	$(169)	$(90)	$—	$(66)	$(33)	$64	$78	$(95)	$(661)	$(972)	$(186)
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2020
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$—	$—	$—	$—	$—	$—	$—	$30	$(27)
Residential	—	—	—	—	—	—	—	—	—	—	8
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$30	$—	$—	$—	$—	$—	$—	$—	$—	$30	$(19)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	825	—	(5)	2	—	19	—	(16)	—	825	25
Foreign government	196	—	3	—	—	66	—	(76)	—	189	—
Corporate	106	—	—	—	—	—	—	(50)	—	56	—
Marketable equity securities	1	—	(1)	—	—	—	—	—	—	—	(1)
Asset-backed securities	6	—	(4)	—	—	—	—	—	—	2	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	332	—	17	—	(2)	—	3	—	—	350	16
Total investments	$1,496	$—	$10	$2	$(2)	$85	$3	$(142)	$—	$1,452	$21
Loans	$978	$—	$567	$138	$—	$—	$—	$—	$(2)	$1,681	$573
Mortgage servicing rights	345	—	(22)	—	—	—	31	—	(20)	334	(14)
Other financial assets measured on a recurring basis	—	—	(3)	19	—	—	(13)	(3)	—	—	(11)
Liabilities
Interest-bearing deposits	$237	$—	$26	$—	$—	$—	$4	$—	$(2)	$213	$23
Securities loaned and sold under agreements to repurchase	625	(34)	—	—	—	—	—	—	—	659	(126)
Trading account liabilities
Securities sold, not yet purchased	104	3	—	54	(3)	—	—	—	(11)	141	—
Other trading liabilities	—	(16)	—	27	—	—	—	—	—	43	(15)
Short-term borrowings	128	9	—	78	—	—	11	—	(7)	201	13
Long-term debt	21,633	(394)	—	1,139	(12)	—	684	—	(722)	23,116	(211)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	2	—	—	2	3

(1)Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to credit impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.
(2)Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2020.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2020
Assets
Securities borrowed or purchased under agreements to resell	$303	$18	$—	$—	$—	$151	$—	$—	$(142)	$330	$4
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	10	(65)	—	21	(9)	390	—	(81)	—	266	14
Residential	123	70	—	214	(60)	341	—	(419)	—	269	(6)
Commercial	61	5	—	156	(17)	113	—	(137)	—	181	(13)
Total trading mortgage-backed securities	$194	$10	$—	$391	$(86)	$844	$—	$(637)	$—	$716	$(5)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	64	2	—	15	(3)	62	—	(64)	—	76	1
Foreign government	52	(27)	—	6	(2)	130	—	(118)	—	41	—
Corporate	313	265	—	108	(127)	579	2	(860)	(6)	274	7
Equity securities	100	(22)	—	40	(3)	221	—	(271)	—	65	(33)
Asset-backed securities	1,177	(88)	—	663	(61)	1,091	—	(954)	—	1,828	(208)
Other trading assets	555	196	—	321	(254)	297	19	(321)	(19)	794	(63)
Total trading non-derivative assets	$2,455	$336	$—	$1,544	$(536)	$3,224	$21	$(3,225)	$(25)	$3,794	$(301)
Trading derivatives, net(4)
Interest rate contracts	$1	$445	$—	$1,597	$(9)	$33	$134	$(49)	$(616)	$1,536	$365
Foreign exchange contracts	(5)	70	—	(56)	40	52	—	(19)	(57)	25	339
Equity contracts	(1,596)	(747)	—	(432)	167	25	—	(18)	(58)	(2,659)	(658)
Commodity contracts	(59)	(34)	—	85	(75)	95	—	(59)	22	(25)	(34)
Credit derivatives	(56)	308	—	138	(339)	—	—	—	100	151	49
Total trading derivatives, net(4)	$(1,715)	$42	$—	$1,332	$(216)	$205	$134	$(145)	$(609)	$(972)	$61
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(5)	$1	$1	$1	$—	$—	$—	$30	$(64)
Residential	—	—	—	—	—	—	—	—	—	—	8
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$(5)	$1	$1	$1	$—	$—	$—	$30	$(56)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	623	—	(12)	312	(131)	114	—	(81)	—	825	50
Foreign government	96	—	8	27	(64)	274	—	(152)	—	189	—
Corporate	45	—	2	49	(152)	162	—	(50)	—	56	—
Equity securities	—	—	(1)	1	—	—	—	—	—	—	(1)
Asset-backed securities	22	—	(1)	—	—	—	—	(19)	—	2	6
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	441	—	(36)	—	(2)	2	3	(3)	(55)	350	24
Total investments	$1,259	$—	$(45)	$390	$(348)	$553	$3	$(305)	$(55)	$1,452	$23

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2020
Loans	$402	$—	$935	$355	$(6)	$—	$—	$—	$(5)	$1,681	$1,026
Mortgage servicing rights	495	—	(191)	—	—	—	87	—	(57)	334	(161)
Other financial assets measured on a recurring basis	1	—	11	19	—	—	(19)	(8)	(4)	—	9
Liabilities
Interest-bearing deposits	$215	$—	$15	$278	$(151)	$—	$34	$—	$(148)	$213	$(122)
Securities loaned or sold under agreements to repurchase	757	(7)	—	—	—	—	—	—	(105)	659	(159)
Trading account liabilities										—
Securities sold, not yet purchased	48	(126)	—	171	(21)	—	9	—	(192)	141	(40)
Other trading liabilities	—	(16)	—	27	—	—	—	—	—	43	(15)
Short-term borrowings	13	28	—	164	(6)	—	72	—	(14)	201	15
Long-term debt	17,169	(714)	—	5,762	(2,795)	—	5,493	—	(3,227)	23,116	(4,084)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	4	—	(2)	2	—
(1)Changes in fair value of available-for-sale investments are recorded in AOCI, unless related to credit impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.
(2)Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2020.
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2019
Assets
Securities borrowed and purchased under agreements to resell	$122	$(5)	$—	$—	$—	$51	$—	$—	$(50)	$118	$5
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	187	2	—	53	—	70	—	(40)	—	272	2
Residential	131	8	—	29	(21)	65	—	(48)	—	164	7
Commercial	53	5	—	127	(3)	52	—	(22)	—	212	(2)
Total trading mortgage-backed securities	$371	$15	$—	$209	$(24)	$187	$—	$(110)	$—	$648	$7
U.S. Treasury and federal agency securities	$—	$(14)	$—	$—	$—	$20	$—	$—	$—	$6	$(2)
State and municipal	177	—	—	1	—	1	—	(1)	—	178	—
Foreign government	20	(12)	—	—	—	81	—	(5)	—	84	—
Corporate	454	(14)	—	111	(17)	79	4	(204)	(7)	406	(45)
Marketable equity securities	123	(23)	—	6	3	53	—	(51)	—	111	(16)
Asset-backed securities	1,411	(96)	—	31	(8)	191	—	(192)	—	1,337	(42)
Other trading assets	740	(46)	—	9	(114)	46	17	(163)	(10)	479	(4)
Total trading non-derivative assets	$3,296	$(190)	$—	$367	$(160)	$658	$21	$(726)	$(17)	$3,249	$(102)
Trading derivatives, net(4)
Interest rate contracts	$(109)	$295	$—	$(50)	$56	$15	$(2)	$(9)	$(64)	$132	$143
Foreign exchange contracts	(97)	249	—	74	(150)	15	—	(36)	(4)	51	206
Equity contracts	(1,194)	102	—	(32)	163	(119)	—	(1)	(116)	(1,197)	249
Commodity contracts	147	(29)	—	(5)	(49)	83	—	(95)	(93)	(41)	32
Credit derivatives	86	(78)	—	(108)	(13)	—	—	—	83	(30)	(70)
Total trading derivatives, net(4)	$(1,167)	$539	$—	$(121)	$7	$(6)	$(2)	$(141)	$(194)	$(1,085)	$560
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$31	$—	$—	$—	$—	$—	$—	$—	$—	$31	$—
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$31	$—	$—	$—	$—	$—	$—	$—	$—	$31	$—
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1,026	—	16	—	(153)	9	—	(17)	—	881	26
Foreign government	77	—	(1)	—	—	56	—	(20)	—	112	(2)
Corporate	56	—	(9)	—	—	—	—	—	—	47	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	59	—	(8)	27	(27)	—	—	(10)	—	41	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	448	—	(27)	13	—	2	—	(1)	—	435	(7)
Total investments	$1,697	$—	$(29)	$40	$(180)	$67	$—	$(48)	$—	$1,547	$17

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2019
Loans	$419	$—	$(5)	$20	$(117)	$—	$—	$—	$(2)	$315	$5
Mortgage servicing rights	508	—	(35)	—	—	—	19	—	(20)	472	(27)
Other financial assets measured on a recurring basis	—	—	1	6	(6)	2	37	(4)	(34)	2	(7)
Liabilities
Interest-bearing deposits	$1,182	$—	$(1)	$—	$(20)	$—	$33	$—	$(54)	$1,142	$14
Securities loaned and sold under agreements to repurchase	1,085	82	—	—	—	—	—	(169)	—	834	(8)
Trading account liabilities
Securities sold, not yet purchased	28	9	—	20	(1)	19	—	(12)	(3)	42	7
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	154	4	—	3	(6)	—	1	—	(130)	18	134
Long-term debt	14,938	(320)	—	879	(860)	3	651	(1)	(64)	15,866	(507)
Other financial liabilities measured on a recurring basis	1	—	—	—	—	—	2	—	—	3	—

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

(1)Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to credit impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.
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

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers from December 31, 2019 to September 30, 2020:

•During the nine months ended September 30, 2020, transfers of Interest rate contracts of $1.6 billion from Level 2 to Level 3 were due to interest rate option volatility becoming an unobservable and/or significant input relative to the overall valuation of inflation and other interest rate derivatives.
•During the three and nine months ended September 30, 2020, $1.1 billion and $5.8 billion, respectively, of Long-term debt containing embedded derivatives was transferred from Level 2 to Level 3, as a result of interest rate option volatility, equity correlation and credit derivative inputs becoming unobservable and/or significant relative to the overall valuation of certain structured long-term debt products. In other instances, market changes resulted in unobservable volatility inputs becoming insignificant to the overall valuation of the instrument (e.g., when an option becomes deep-in or deep-out of the money). This has resulted in $2.8 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the nine months ended September 30, 2020.

The following were the significant Level 3 transfers from December 31, 2018 to September 30, 2019:

•During the three and nine months ended September 30, 2019, transfers of Long-term debt of $0.9 billion and $2.5 billion from Level 2 to Level 3, and of $0.9 billion and $3.8 billion from Level 3 to Level 2, respectively, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

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

As of September 30, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$330	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.12%	1.75%	0.55%
Mortgage-backed securities	$519	Price-based	Price	$17.25	$118.70	$91.64
	207	Yield analysis	Yield	1.66%	24.47%	8.23%
State and municipal, foreign government, corporate and other debt securities	$1,222	Price-based	Price	$—	$149.00	$84.32
	900	Model-based	Credit spread	35 bps	375 bps	224 bps
Marketable equity securities(5)	$33	Price-based	Price	$0.14	$26,900	$5,155
	32	Model-based	Recovery (in millions)	$5,733	$5,733	$5,733
			WAL	1.73 years	1.73 years	1.73 years
Asset-backed securities	$1,016	Price-based	Price	$3.28	$159.89	$59.76
	797	Yield analysis	Yield	3.34%	21.99%	8.67%
Non-marketable equities	$168	Comparables analysis	Illiquidity discount	10.00%	50.00%	28.46%
	150	Price-based	PE ratio	10.89x	25.80x	16.56x
			Appraised value (in thousands)	$484	$29,416	$20,000
			EBITDA Multiples	4.30x	35.50x	13.86x
			Cost of capital	13.00%	20.00%	17.01%
Derivatives—gross(6)
Interest rate contracts (gross)	$4,719	Model-based	Inflation volatility	0.25%	2.41%	0.78%
			IR normal volatility	0.14%	0.82%	0.55%
Foreign exchange contracts (gross)	$1,218	Model-based	FX volatility	0.58%	14.25%	5.95%
			Interest rate	0.84%	91.93%	16.34%
			IR-FX correlation	40.00%	60.00%	50.00%
			IR-IR correlation	(21.71)%	40.00%	36.50%
			IR normal volatility	0.13%	0.79%	0.42%
Equity contracts (gross)(7)	$3,712	Model-based	Equity volatility	4.97%	89.52%	40.08%
			Forward price	63.56%	104.27%	90.80%
Commodity and other contracts (gross)	$2,393	Model-based	Commodity correlation	(40.95)%	88.77%	60.85%
			Commodity volatility	0.13%	50.84%	9.79%
			Forward price	50.33%	423.75%	122.21%
Credit derivatives (gross)	$2,126	Model-based	Credit spread	10 bps	504 bps	170 bps

As of September 30, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
	453	Price-based	Credit correlation	25.00%	85.00%	42.34%
			Upfront points	4.00%	98.97%	44.31%
			Recovery rate	20.00%	65.00%	40.61%
Loans and leases	$1,622	Model-based	Equity volatility	23.81%	86.80%	61.79%
Mortgage servicing rights	$258	Cash flow	Yield	—%	14.44%	3.05%
	76	Model-based	WAL	2.71 years	5.21 years	3.91 years
Liabilities
Interest-bearing deposits	$213	Model-based	IR normal volatility	0.15%	0.82%	0.55%
Securities loaned and sold under agreement to repurchase	$659	Model-based	Interest rate	0.12%	1.75%	0.64%
Trading account liabilities
Securities sold, not yet purchased	$74	Price-based	Price	$0.14	$865.86	$82.49
	66	Model-based	IR Lognormal volatility	56.96%	133.48%	110.48%
			Interest rate	10.93%	22.93%	15.87%
Short-term borrowings and long-term debt	$23,317	Model-based	IR normal volatility	0.14%	0.82%	0.52%
			Forward price	62.38%	189.25%	93.58%

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$303	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	1.59%	3.67%	2.72%
Mortgage-backed securities	$196	Price-based	Price	$36	$505	$97
	22	Model-based
State and municipal, foreign government, corporate and other debt securities	$880	Model-based	Price	$—	$1,238	$90
	677	Price-based	Credit spread	35 bps	295 bps	209 bps
Marketable equity securities(5)	$70	Price-based	Price	$—	$38,500	$2,979
	30	Model-based	WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,450	$5,450	$5,450
Asset-backed securities	$812	Price-based	Price	$4	$103	$60
	368	Yield analysis	Yield	0.61%	23.38%	8.88%
Non-marketable equities	$316	Comparables analysis	EBITDA multiples	7.00x	17.95x	10.34x
	97	Price-based	Appraised value (in thousands)	$397	$33,246	$8,446
			Price	$3	$2,019	$1,020
			PE ratio	14.70x	28.70x	20.54x
			Price to book ratio	1.50x	3.00x	1.88x
			Discount to price	—%	10.00%	2.32%
Derivatives—gross(6)
Interest rate contracts (gross)	$2,196	Model-based	Inflation volatility	0.21%	2.74%	0.79%
			Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.09%	0.66%	0.53%

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Foreign exchange contracts (gross)	$1,099	Model-based	FX volatility	1.27%	12.16%	9.17%
			IR normal volatility	0.27%	0.66%	0.58%
			FX rate	37.39%	586.84%	80.64%
			Interest rate	2.72%	56.14%	13.11%
			IR-IR correlation	(51.00)%	40.00%	32.00%
			IR-FX correlation	40.00%	60.00%	50.00%
Equity contracts (gross)(7)	$2,076	Model-based	Equity volatility	3.16%	52.80%	28.43%
			Forward price	62.60%	112.69%	98.46%
			WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,450	$5,450	$5,450
Commodity and other contracts (gross)	$1,487	Model-based	Forward price	37.62%	362.57%	119.32%
			Commodity volatility	5.25%	93.63%	23.55%
			Commodity correlation	(39.65)%	87.81%	41.80%
Credit derivatives (gross)	$613	Model-based	Credit spread	8 bps	283 bps	80 bps
	341	Price-based	Upfront points	2.59%	99.94%	59.41%
			Price	$12	$100	$87
			Credit correlation	25.00%	87.00%	48.57%
			Recovery rate	20.00%	65.00%	48.00%
Loans and leases	$378	Model-based	Credit spread	9 bps	52 bps	48 bps
			Equity volatility	32.00%	32.00%	32.00%
Mortgage servicing rights	$418	Cash flow	Yield	1.78%	12.00%	9.49%
	77	Model-based	WAL	4.07 years	8.13 years	6.61 years
Liabilities
Interest-bearing deposits	$215	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	97.59%	111.06%	102.96%
Securities loaned and sold under agreements to repurchase	$757	Model-based	Interest rate	1.59%	2.38%	1.95%
Trading account liabilities
Securities sold, not yet purchased	$46	Price-based	Price	$—	$866	$96
Short-term borrowings and long-term debt	$17,182	Model-based	Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.09%	0.66%	0.46%
			Forward price	37.62%	362.57%	97.52%
			Equity-IR Correlation	15.00%	44.00%	32.66%
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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2020
Loans HFS(1)	$3,808	$571	$3,237
Other real estate owned	13	5	8
Loans(2)	839	509	330
Non-marketable equity securities measured using the measurement alternative	196	193	3
Total assets at fair value on a nonrecurring basis	$4,856	$1,278	$3,578

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2019
Loans HFS(1)	$4,579	$3,249	$1,330
Other real estate owned	20	6	14
Loans(2)	344	93	251
Non-marketable equity securities measured using the measurement alternative	249	249	—
Total assets at fair value on a nonrecurring basis	$5,192	$3,597	$1,595
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

As of September 30, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$3,136	Price-based	Price	$88.07	$100.00	$97.54
Other real estate owned	$7	Price-based	Appraised value(4)	$1,333,375	$4,107,890	$3,561,024
	1	Recovery analysis	Price	50.95	50.95	50.95
Loans(5)	$278	Price-based	Price	$2.20	$51.00	$24.20
	51	Recovery analysis	Recovery rate	1.10%	55.50%	42.07%

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,320	Price-based	Price	$86	$100	$99
Other real estate owned	$11	Price-based	Appraised value(4)	$2,297,358	$8,394,102	$5,615,884
	5	Recovery analysis
Loans(6)	$100	Recovery analysis	Recovery rate	0.57%	100.00%	64.78%
	54	Cash flow	Price	$2	$54	$27
	47	Price-based	Cost of capital	0.10%	100.00%	54.84%
	29	Price-based	Appraised value(4)	$17,521,218	$43,646,426	$30,583,822

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

Nonrecurring Fair Value Changes
The following tables present total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended September 30,
In millions of dollars	2020	2019
Loans HFS	$(26)	$(12)
Other real estate owned	—	(1)
Loans(1)	(31)	(41)
Non-marketable equity securities measured using the measurement alternative	37	18
Total nonrecurring fair value gains (losses)	$(20)	$(36)

	Nine Months Ended September 30,
In millions of dollars	2020	2019
Loans HFS	$(133)	$—
Other real estate owned	(1)	(2)
Loans(1)	(131)	(50)
Non-marketable equity securities measured using the measurement alternative	8	83
Total nonrecurring fair value gains (losses)	$(257)	$31

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

	September 30, 2020		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$101.8	$104.8	$16.7	$85.3	$2.8
Securities borrowed and purchased under agreements to resell	113.7	113.7	—	113.7	—
Loans(1)(2)	634.2	658.3	—	0.5	657.8
Other financial assets(2)(3)	403.0	403.0	305.6	18.1	79.3
Liabilities
Deposits	$1,260.1	$1,260.0	$—	$1,067.4	$192.6
Securities loaned and sold under agreements to repurchase	146.3	146.3	—	146.3	—
Long-term debt(4)	210.2	223.8	—	195.7	28.1
Other financial liabilities(5)	112.9	112.9	—	20.4	92.5

	December 31, 2019		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$86.4	$87.8	$1.9	$83.8	$2.1
Securities borrowed and purchased under agreements to resell	98.1	98.1	—	98.1	—
Loans(1)(2)	681.2	677.7	—	4.7	673.0
Other financial assets(2)(3)	262.4	262.4	177.6	16.3	68.5
Liabilities
Deposits	$1,068.3	$1,066.7	$—	$875.5	$191.2
Securities loaned and sold under agreements to repurchase	125.7	125.7	—	125.7	—
Long-term debt(4)	193.0	203.8	—	187.3	16.5
Other financial liabilities(5)	110.2	110.2	—	37.5	72.7
(1)The carrying value of loans is net of the Allowance for loan losses of $26.4 billion for September 30, 2020 and $12.8 billion for December 31, 2019. In addition, the carrying values exclude $0.8 billion and $1.4 billion of lease finance receivables at September 30, 2020 and December 31, 2019, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2020 and December 31, 2019 were liabilities of $9.4 billion and $5.1 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2020	2019	2020	2019
Assets
Securities borrowed and purchased under agreements to resell	$(27)	$(14)	$17	$21
Trading account assets	183	2	(278)	214
Investments	—	—	—	—
Loans
Certain corporate loans	1,003	(320)	973	(533)
Certain consumer loans	—	—	—	—
Total loans	$1,003	$(320)	$973	$(533)
Other assets
MSRs	$(22)	$(35)	$(191)	$(99)
Certain mortgage loans HFS(1)	74	30	208	67
Total other assets	$52	$(5)	$17	$(32)
Total assets	$1,211	$(337)	$729	$(330)
Liabilities
Interest-bearing deposits	$(53)	$(24)	$(105)	$(158)
Securities loaned and sold under agreements to repurchase	482	172	390	258
Trading account liabilities	16	8	(1)	21
Short-term borrowings(2)	(60)	102	937	21
Long-term debt(2)	(1,098)	(225)	865	(4,019)
Total liabilities	$(713)	$33	$2,086	$(3,877)
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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $452 million and a gain of $273 million for the three months ended September 30, 2020 and 2019, and a gain of $801 million and a loss of $449 million for the nine months ended September 30, 2020 and 2019, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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
The following table provides information about certain credit products carried at fair value:

	September 30, 2020		December 31, 2019
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$7,411	$5,524	$8,320	$4,086
Aggregate unpaid principal balance in excess of (less than) fair value	38	9	410	315
Balance of non-accrual loans or loans more than 90 days past due	—	4	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $1,068 million and $1,062 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2020 and December 31, 2019, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2020 and 2019 due to instrument-specific credit risk totaled to a loss of $(23) million and a gain of $95 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.5 billion and $0.2 billion at September 30, 2020 and December 31, 2019, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of September 30, 2020, there were approximately $13.9 billion and $11.0 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	September 30, 2020	December 31, 2019
Carrying amount reported on the Consolidated Balance Sheet	$1,069	$1,254
Aggregate fair value in excess of (less than) unpaid principal balance	60	(31)
Balance of non-accrual loans or loans more than 90 days past due	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2020 and 2019 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	September 30, 2020	December 31, 2019
Interest rate linked	$20.1	$22.6
Foreign exchange linked	1.1	0.7
Equity linked	25.2	23.7
Commodity linked	2.0	1.8
Credit linked	2.5	0.9
Total	$50.9	$49.7
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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	September 30, 2020	December 31, 2019
Carrying amount reported on the Consolidated Balance Sheet	$63,056	$55,783
Aggregate unpaid principal balance in excess of (less than) fair value	(1,178)	(2,967)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	September 30, 2020	December 31, 2019
Carrying amount reported on the Consolidated Balance Sheet	$5,981	$4,946
Aggregate unpaid principal balance in excess of (less than) fair value	86	1,411

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
The following tables present information about Citi’s guarantees at September 30, 2020 and December 31, 2019:

	Maximum potential amount of future payments
In billions of dollars at September 30, 2020	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$23.8	$67.7	$91.5	$1,201
Performance guarantees	7.1	5.8	12.9	88
Derivative instruments considered to be guarantees	20.2	53.7	73.9	925
Loans sold with recourse	—	1.2	1.2	6
Securities lending indemnifications(1)	102.0	—	102.0	—
Credit card merchant processing(1)(2)	96.6	—	96.6	4
Credit card arrangements with partners	—	1.1	1.1	7
Custody indemnifications and other	—	34.7	34.7	40
Total	$249.7	$164.2	$413.9	$2,271

	Maximum potential amount of future payments
In billions of dollars at December 31, 2019	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$31.9	$61.4	$93.3	$581
Performance guarantees	6.9	5.5	12.4	36
Derivative instruments considered to be guarantees	35.2	60.8	96.0	474
Loans sold with recourse	—	1.2	1.2	7
Securities lending indemnifications(1)	87.8	—	87.8	—
Credit card merchant processing(1)(2)	91.6	—	91.6	—
Credit card arrangements with partners	0.2	0.4	0.6	23
Custody indemnifications and other	—	33.7	33.7	41
Total	$253.6	$163.0	$416.6	$1,162
(1)The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At September 30, 2020 and December 31, 2019, this maximum potential exposure was estimated to be $97 billion and $92 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

Loans Sold with Recourse
Loans sold with recourse represent Citi’s obligations to reimburse the buyers for loan losses under certain circumstances. Recourse refers to the clause in a sales agreement under which a seller/lender will fully reimburse the buyer/investor for any losses resulting from the purchased loans. This may be accomplished by the sellers taking back any loans that become delinquent.
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $33 million and $37 million at September 30, 2020 and December 31, 2019, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

Credit Card Arrangements with Partners
Citi, in one of its credit card partner arrangements, provides guarantees to the partner regarding the volume of certain customer originations during the term of the agreement. To the extent that such origination targets are not met, the guarantees serve to compensate the partner for certain payments that otherwise would have been generated in connection with such originations.

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2020 and December 31, 2019, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2020 or December 31, 2019 for potential obligations that could arise from Citi’s involvement with VTN associations.

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

If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason, including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.
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
However, for exchange-traded and OTC-cleared derivative contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $16.4 billion and $13.3 billion as of September 30, 2020 and December 31, 2019, respectively.
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

Carrying Value—Guarantees and Indemnifications
At September 30, 2020 and December 31, 2019, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $2.3 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $47.5 billion and $46.7 billion at September 30, 2020 and December 31, 2019, respectively. Securities and other marketable assets held as collateral amounted to $72.0 billion and $58.6 billion at September 30, 2020 and December 31, 2019, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $6.5 billion and $4.4 billion at September 30, 2020 and December 31, 2019, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at September 30, 2020	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$76.3	$14.9	$0.3	$91.5
Performance guarantees	9.2	3.3	0.4	12.9
Derivative instruments deemed to be guarantees	—	—	73.9	73.9
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	102.0	102.0
Credit card merchant processing	—	—	96.6	96.6
Credit card arrangements with partners	—	—	1.1	1.1
Custody indemnifications and other	22.4	12.3	—	34.7
Total	$107.9	$30.5	$275.5	$413.9

	Maximum potential amount of future payments
In billions of dollars at December 31, 2019	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$81.2	$11.6	$0.5	$93.3
Performance guarantees	9.7	2.3	0.4	12.4
Derivative instruments deemed to be guarantees	—	—	96.0	96.0
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	87.8	87.8
Credit card merchant processing	—	—	91.6	91.6
Credit card arrangements with partners	—	—	0.6	0.6
Custody indemnifications and other	21.3	12.4	—	33.7
Total	$112.2	$26.3	$278.1	$416.6

Leases
The Company’s operating leases, where Citi is a lessee, include real estate such as office space and branches and various types of equipment. These leases have a weighted-average remaining lease term of approximately six years as of September 30, 2020. The operating lease ROU asset and lease liability were $2.9 billion and $3.1 billion, respectively, as of September 30, 2020, compared to an operating lease ROU asset of $3.1 billion and lease liability of $3.3 billion as of December 31, 2019. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2020	December 31, 2019
Commercial and similar letters of credit	$643	$3,933	$4,576	$4,533
One- to four-family residential mortgages	3,298	2,106	5,404	3,721
Revolving open-end loans secured by one- to four-family residential properties	8,622	1,286	9,908	10,799
Commercial real estate, construction and land development	12,126	1,664	13,790	12,981
Credit card lines	612,777	99,085	711,862	708,023
Commercial and other consumer loan commitments	201,036	113,013	314,049	324,359
Other commitments and contingencies	2,270	602	2,872	1,948
Total	$840,772	$221,689	$1,062,461	$1,066,364

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At September 30, 2020 and December 31, 2019, Citigroup had approximately $68.8 billion and $34.0 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $62.0 billion and $38.7 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 10 to the Consolidated Financial Statements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	September 30, 2020	December 31, 2019
Cash and due from banks	$3,055	$3,758
Deposits with banks, net of allowance	12,233	26,493
Total	$15,288	$30,251

In response to the COVID-19 pandemic, the Federal Reserve Bank and certain other central banks eased regulations related to minimum required cash deposited with central banks. This resulted in a decrease in Citigroup’s restricted cash amount at September 30, 2020.

23.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 23 to the Consolidated Financial Statements of Citigroup’s Second Quarter of 2020 Form 10-Q and First Quarter of 2020 Form 10-Q and Note 27 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
In accordance with ASC 450, Citigroup establishes accruals for contingencies, including the litigation, regulatory, and tax matters disclosed herein, in Note 23 to the Consolidated Financial Statements of Citigroup’s Second Quarter of 2020 Form 10-Q and First Quarter of 2020 Form 10-Q, or Note 27 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K, when Citigroup believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At September 30, 2020, Citigroup’s estimate of the reasonably possible unaccrued loss for these matters was approximately $1.3 billion in the aggregate.
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

Foreign Exchange Matters
Antitrust and Other Litigation: On July 28, 2020, in ALLIANZ GLOBAL INVESTORS, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., plaintiffs filed a third amended complaint. On September 4, 2020, defendants filed an answer. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 10364 (S.D.N.Y.) (Schofield, J.).
On May 26, 2020, in GERTLER, ET AL. v. DEUTSCHE BANK AG, the amended motion for certification was served on Citigroup and Citicorp. On August 11, 2020, Citibank moved to dismiss the petition for certification. Additional information concerning this action is publicly available in court filings under the docket number CA 29013-09-18.

Interbank Offered Rates–Related Litigation and Other Matters
Antitrust and Other Litigation: On September 17, 2020, in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, the court granted final approval of a settlement between Citigroup, Citibank, and Citigroup Global Markets Inc. (CGMI), and a class of purchasers of exchange-traded Eurodollar futures and options. Additional information concerning these actions is publicly available in court filings under the docket numbers 11 MD 2262 (S.D.N.Y.) (Buchwald, J.) and 17-1569 (2d Cir.).
On August 18, 2020, individual borrowers and consumers of loans and credit cards filed an action against Citigroup, Citibank, CGMI, and other defendants, captioned MCCARTHY, ET AL. v. INTERCONTINENTAL EXCHANGE, INC., ET AL., in the United States District Court for the Northern District of California. Plaintiffs allege that defendants conspired to fix ICE LIBOR, assert claims under the Sherman Act and the Clayton Act, and seek declaratory relief, injunctive relief, and treble damages. Additional information concerning this action is publicly available in court filings under the docket number 20 Civ. 5832 (N.D. Cal.) (Donato, J.).

Revlon Credit Facility Litigation
On August 12, 2020, Citibank and numerous other parties were named as defendants in an action filed in the United States District Court for the Southern District of New York under the caption UMB BANK, NATIONAL ASSOCIATION V. REVLON, INC., ET AL. Plaintiff alleges that, with respect to a 2016 credit agreement between Revlon and various lenders for which Citibank served as administrative and collateral agent, the defendants deprived lenders of the collateral securing loans they made to Revlon under the credit agreement. The claims against Citibank include breach of the implied covenant of good faith and fair dealing, aiding and abetting conversion, breach of contract, tortious interference with contract, and actual and constructive fraudulent transfer. Additional information concerning this action is publicly available in court filings under the docket number 20-CV-6352 (S.D.N.Y.) (Schofield, J.).

Shareholder Derivative and Securities Litigation
On October 16, 2020, a derivative action captioned ANDERSEN V. CORBAT, ET AL. was filed in the United States District Court for the Southern District of New York on behalf of Citigroup (as nominal defendant) against Citigroup’s directors. Plaintiff asserts claims for breach of fiduciary duty and unjust enrichment in connection with defendants’ alleged failures to implement adequate internal controls. Plaintiff also asserts claims for violations of Section 14(a) of the Securities Exchange Act of 1934 in connection with statements in Citigroup’s 2019 and 2020 Proxy Statements. Additional information concerning this action is publicly available in court filings under the docket number 1:20-cv-08669 (S.D.N.Y.) (Marrero, J.).
On October 30, 2020, a putative class action complaint captioned CITY OF SUNRISE FIREFIGHTERS’ PENSION FUND v. CITIGROUP INC., ET AL., was filed in the United States District Court for the Southern District of New York against Citigroup and certain of its officers or former officers, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements concerning Citigroup’s internal controls. The complaint seeks compensatory damages, equitable and injunctive relief, and costs. Additional information concerning this action is publicly available in court filings under the docket number 1:20-CV-9132 (S.D.N.Y.) (Marrero, J.).

Sovereign Securities Matters
Antitrust and Other Litigation: On September 21, 2020, the City of New Orleans and related entities filed an action against CGMI and other defendants, captioned CITY OF NEW ORLEANS, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., in the United States District Court for the Eastern District of Louisiana. Plaintiffs allege that defendants conspired to manipulate the market for bonds issued by U.S. government-sponsored agencies. Plaintiffs assert claims for violations of the Sherman Act and seek treble damages and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number 20 Civ. 2570 (E.D. La.) (Vitter, J.).

Tribune Company Bankruptcy
On July 6, 2020, the Tribune noteholders filed a petition for a writ of certiorari in the United States Supreme Court. Additional information concerning this action is publicly available in court filings under the docket numbers 12 MC 2296 (S.D.N.Y.) (Cote, J.), 13-3992 (2d Cir.), and 20-8 (U.S.).

Variable Rate Demand Obligation Litigation
On November 2, 2020, in CITY OF PHILADELPHIA v. BANK OF AMERICA CORP., ET AL. and MAYOR AND CITY COUNCIL OF BALTIMORE v. BANK OF AMERICA CORP., ET AL., the court granted in part and denied in part defendants’ motion to dismiss the consolidated complaint. Additional information concerning this action is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.) and 19-CV-2667 (S.D.N.Y.) (Furman, J.).

Wire Transfer Litigation
On August 17, 18, and 20, 2020, Citibank filed actions in the United States District Court for the Southern District of New York, which have been consolidated under the caption IN RE CITIBANK AUGUST 11, 2020 WIRE TRANSFERS. The actions relate to a payment erroneously made by Citibank on August 11, 2020, in its capacity as administrative agent for a Revlon credit facility. The action seeks the return of the erroneously transferred funds from certain fund managers. Citibank has asserted claims for unjust enrichment, conversion, money had and received, and payment by mistake. The court issued temporary restraining orders related to the subject funds, and trial is scheduled for December 9 and 10, 2020. Additional information concerning this action is publicly available in court filings under the docket number 20-CV-6539 (S.D.N.Y.) (Furman, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, Condensed Consolidating Balance Sheet as of September 30, 2020 and December 31, 2019 and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2020 and 2019 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,250	$—	$—	$(2,250)	$—
Interest revenue	—	1,128	12,186	—	13,314
Interest revenue—intercompany	991	153	(1,144)	—	—
Interest expense	1,267	274	1,280	—	2,821
Interest expense—intercompany	61	416	(477)	—	—
Net interest revenue	$(337)	$591	$10,239	$—	$10,493
Commissions and fees	$—	$1,494	$1,259	$—	$2,753
Commissions and fees—intercompany	—	30	(30)	—	—
Principal transactions	(169)	(3,779)	6,456	—	2,508
Principal transactions—intercompany	42	4,350	(4,392)	—	—
Other income	(90)	208	1,430	—	1,548
Other income—intercompany	78	12	(90)	—	—
Total non-interest revenues	$(139)	$2,315	$4,633	$—	$6,809
Total revenues, net of interest expense	$1,774	$2,906	$14,872	$(2,250)	$17,302
Provisions for credit losses and for benefits and claims	$—	$(1)	$2,263	$—	$2,262
Operating expenses
Compensation and benefits	$(21)	$1,165	$4,451	$—	$5,595
Compensation and benefits—intercompany	44	—	(44)	—	—
Other operating	5	597	4,767	—	5,369
Other operating—intercompany	4	772	(776)	—	—
Total operating expenses	$32	$2,534	$8,398	$—	$10,964
Equity in undistributed income of subsidiaries	$1,140	$—	$—	$(1,140)	$—
Income (loss) from continuing operations before income taxes	$2,882	$373	$4,211	$(3,390)	$4,076
Provision (benefit) for income taxes	(348)	165	998	—	815
Income (loss) from continuing operations	$3,230	$208	$3,213	$(3,390)	$3,261
Income (loss) from discontinued operations, net of taxes	—	—	(7)	—	(7)
Net income before attribution of noncontrolling interests	$3,230	$208	$3,206	$(3,390)	$3,254
Noncontrolling interests	—	—	24	—	24
Net income (loss)	$3,230	$208	$3,182	$(3,390)	$3,230
Comprehensive income
Add: Other comprehensive income (loss)	$280	$(51)	$(2,178)	$2,229	$280
Total Citigroup comprehensive income (loss)	$3,510	$157	$1,004	$(1,161)	$3,510
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$19	$—	$19
Add: Net income attributable to noncontrolling interests	—	—	24	—	24
Total comprehensive income (loss)	$3,510	$157	$1,047	$(1,161)	$3,553

Condensed Consolidating Statements of Income and Comprehensive Income
	Nine Months Ended September 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,355	$—	$—	$(2,355)	$—
Interest revenue	—	4,340	40,702	—	45,042
Interest revenue—intercompany	3,202	776	(3,978)	—	—
Interest expense	3,675	1,795	6,507	—	11,977
Interest expense—intercompany	451	1,819	(2,270)	—	—
Net interest revenue	$(924)	$1,502	$32,487	$—	$33,065
Commissions and fees	$—	$4,815	$3,892	$—	$8,707
Commissions and fees—intercompany	(19)	267	(248)	—	—
Principal transactions	(1,099)	(518)	13,543	—	11,926
Principal transactions—intercompany	606	4,849	(5,455)	—	—
Other income	(24)	468	3,657	—	4,101
Other income—intercompany	16	38	(54)	—	—
Total non-interest revenues	$(520)	$9,919	$15,335	$—	$24,734
Total revenues, net of interest expense	$911	$11,421	$47,822	$(2,355)	$57,799
Provisions for credit losses and for benefits and claims	$—	$(1)	$17,193	$—	$17,192
Operating expenses
Compensation and benefits	$112	$3,806	$12,955	$—	$16,873
Compensation and benefits—intercompany	119	—	(119)	—	—
Other operating	37	1,789	13,274	—	15,100
Other operating—intercompany	12	1,629	(1,641)	—	—
Total operating expenses	$280	$7,224	$24,469	$—	$31,973
Equity in undistributed income of subsidiaries	$5,615	$—	$—	$(5,615)	$—
Income (loss) from continuing operations before income taxes	$6,246	$4,198	$6,160	$(7,970)	$8,634
Provision (benefit) for income taxes	(822)	1,217	1,127	—	1,522
Income (loss) from continuing operations	$7,068	$2,981	$5,033	$(7,970)	$7,112
Income (loss) from discontinued operations, net of taxes	—	—	(26)	—	(26)
Net income before attribution of noncontrolling interests	$7,068	$2,981	$5,007	$(7,970)	$7,086
Noncontrolling interests	—	—	18	—	18
Net income (loss)	$7,068	$2,981	$4,989	$(7,970)	$7,068
Comprehensive income
Add: Other comprehensive income (loss)	$3,253	$277	$10,058	$(10,335)	$3,253
Total Citigroup comprehensive income (loss)	$10,321	$3,258	$15,047	$(18,305)	$10,321
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$7	$—	$7
Add: Net income attributable to noncontrolling interests	—	—	18	—	18
Total comprehensive income (loss)	$10,321	$3,258	$15,072	$(18,305)	$10,346

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2019
In millions of dollars	Citigroup parent company		CGMHI		Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$4,829		$—		$—	$(4,829)	$—
Interest revenue	2		2,595		16,580	—	19,177
Interest revenue—intercompany	1,240		502		(1,742)	—	—
Interest expense	1,214		1,831		4,491	—	7,536
Interest expense—intercompany	246		1,088		(1,334)	—	—
Net interest revenue	$(218)		$178		$11,681	$—	$11,641
Commissions and fees	$—		$1,296		$1,610	$—	$2,906
Commissions and fees—intercompany	(19)		39		(20)	—	—
Principal transactions	(1,535)		291		4,046	—	2,802
Principal transactions—intercompany	284		693		(977)	—	—
Other income	1,213		67		(55)	—	1,225
Other income—intercompany	(95)		30		65	—	—
Total non-interest revenues	$(152)		$2,416		$4,669	$—	$6,933
Total revenues, net of interest expense	$4,459		$2,594		$16,350	$(4,829)	$18,574
Provisions for credit losses and for benefits and claims	$—		$—		$2,088	$—	$2,088
Operating expenses
Compensation and benefits	$(6)		$1,277		$4,058	$—	$5,329
Compensation and benefits—intercompany	54		—		(54)	—	—
Other operating	(38)		571		4,602	—	5,135
Other operating—intercompany	6		625		(631)	—	—
Total operating expenses	$16		$2,473		$7,975	$—	$10,464
Equity in undistributed income of subsidiaries	$328		$—		$—	$(328)	$—
Income (loss) from continuing operations before income taxes	$4,771		$121		$6,287	$(5,157)	$6,022
Provision (benefit) for income taxes	(142)	—	12		1,209	—	1,079
Income (loss) from continuing operations	$4,913		$109		$5,078	$(5,157)	$4,943
Income (loss) from discontinued operations, net of taxes	—		—		(15)	—	(15)
Net income (loss) before attribution of noncontrolling interests	$4,913		$109		$5,063	$(5,157)	$4,928
Noncontrolling interests	—		—		15	—	15
Net income (loss)	$4,913		$109		$5,048	$(5,157)	$4,913
Comprehensive income
Add: Other comprehensive income (loss)	$(932)		$41		$2,895	$(2,936)	$(932)
Total Citigroup comprehensive income (loss)	$3,981		$150		$7,943	$(8,093)	$3,981
Add: Other comprehensive income attributable to noncontrolling interests	$—		$—	—	$(33)	$—	$(33)
Add: Net income attributable to noncontrolling interests	—		—		15	—	15
Total comprehensive income (loss)	$3,981		$150		$7,925	$(8,093)	$3,963

Condensed Consolidating Statements of Income and Comprehensive Income
	Nine Months Ended September 30, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$19,045	$—	$—	$(19,045)	$—
Interest revenue	2	8,351	49,612	—	57,965
Interest revenue—intercompany	3,892	1,523	(5,415)	—	—
Interest expense	3,763	5,566	13,286	—	22,615
Interest expense—intercompany	760	3,315	(4,075)	—	—
Net interest revenue	$(629)	$993	$34,986	$—	$35,350
Commissions and fees	$—	$3,912	$4,801	$—	$8,713
Commissions and fees—intercompany	(20)	254	(234)	—	—
Principal transactions	(2,925)	399	10,006	—	7,480
Principal transactions—intercompany	1,522	2,054	(3,576)	—	—
Other income	1,164	664	2,537	—	4,365
Other income—intercompany	(120)	86	34	—	—
Total non-interest revenues	$(379)	$7,369	$13,568	$—	$20,558
Total revenues, net of interest expense	$18,037	$8,362	$48,554	$(19,045)	$55,908
Provisions for credit losses and for benefits and claims	$—	$—	$6,161	$—	$6,161
Operating expenses
Compensation and benefits	$31	$3,727	$12,610	$—	$16,368
Compensation and benefits—intercompany	97	—	(97)	—	—
Other operating	(24)	1,664	13,540	—	15,180
Other operating—intercompany	16	1,789	(1,805)	—	—
Total operating expenses	$120	$7,180	$24,248	$—	$31,548
Equity in undistributed income of subsidiaries	$(4,021)	$—	$—	$4,021	$—
Income (loss) from continuing operations before income taxes	$13,896	$1,182	$18,145	$(15,024)	$18,199
Provision (benefit) for income taxes	(526)	160	4,093	—	3,727
Income (loss) from continuing operations	$14,422	$1,022	$14,052	$(15,024)	$14,472
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss) before attribution of noncontrolling interests	$14,422	$1,022	$14,052	$(15,024)	$14,472
Noncontrolling interests	—	—	50	—	50
Net income (loss)	$14,422	$1,022	$14,002	$(15,024)	$14,422
Comprehensive income
Add: Other comprehensive income (loss)	$1,035	$(260)	$4,628	$(4,368)	$1,035
Total Citigroup comprehensive income (loss)	$15,457	$762	$18,630	$(19,392)	$15,457
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(26)	$—	$(26)
Add: Net income attributable to noncontrolling interests	—	—	50	—	50
Total comprehensive income (loss)	$15,457	$762	$18,654	$(19,392)	$15,481

Condensed Consolidating Balance Sheet

	September 30, 2020
In millions of dollars	Citigroup parent company		CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—		$971	$24,337	$—	$25,308
Cash and due from banks—intercompany	12		4,989	(5,001)	—	—
Deposits with banks, net of allowance	—		4,303	294,084	—	298,387
Deposits with banks—intercompany	3,000		7,135	(10,135)	—	—
Securities borrowed and purchased under resale agreements	—		228,207	61,151	—	289,358
Securities borrowed and purchased under resale agreements—intercompany	—		24,108	(24,108)	—	—
Trading account assets	282		211,853	136,074	—	348,209
Trading account assets—intercompany	359		4,713	(5,072)	—	—
Investments, net of allowance	1		458	447,065	—	447,524
Loans, net of unearned income	—		2,149	664,762	—	666,911
Loans, net of unearned income—intercompany	—		—	—	—	—
Allowance for credit losses on loans (ACLL)	—		—	(26,426)	—	(26,426)
Total loans, net	$—		$2,149	$638,336	$—	$640,485
Advances to subsidiaries	$150,617		$—	$(150,617)	$—	$—
Investments in subsidiaries	207,335		—	—	(207,335)	—
Other assets, net of allowance(1)	12,383		66,708	106,097	—	185,188
Other assets—intercompany	5,165		49,896	(55,061)	—	—
Total assets	$379,154		$605,490	$1,457,150	$(207,335)	$2,234,459
Liabilities and equity
Deposits	$—		$—	$1,262,623	$—	$1,262,623
Deposits—intercompany	—		—	—	—	—
Securities loaned and sold under repurchase agreements	—		191,425	15,802	—	207,227
Securities loaned and sold under repurchase agreements—intercompany	—		66,606	(66,606)	—	—
Trading account liabilities	—		101,134	45,856	—	146,990
Trading account liabilities—intercompany	341		5,165	(5,506)	—	—
Short-term borrowings	22		11,884	25,533	—	37,439
Short-term borrowings—intercompany	—		9,241	(9,241)	—	—
Long-term debt	168,712		45,595	58,947	—	273,254
Long-term debt—intercompany	—		69,761	(69,761)	—	—
Advances from subsidiaries	13,290		—	(13,290)	—	—
Other liabilities, including allowance	2,838	—	55,990	53,503	—	112,331
Other liabilities—intercompany	75		12,795	(12,870)	—	—
Stockholders’ equity	193,876		35,894	172,160	(207,335)	194,595
Total liabilities and equity	$379,154		$605,490	$1,457,150	$(207,335)	$2,234,459

(1)Other assets for Citigroup parent company at September 30, 2020 included $37.0 billion of placements to Citibank and its branches, of which $31.8 billion had a remaining term of less than 30 days.

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

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$3,605	$(36,465)	$10,606	$—	$(22,254)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(276,084)	$—	$(276,084)
Proceeds from sales of investments	—	—	130,237	—	130,237
Proceeds from maturities of investments	—	—	78,476	—	78,476
Change in loans	—	—	23,488	—	23,488
Proceeds from sales and securitizations of loans	—	—	924	—	924
Change in securities borrowed and purchased under agreements to resell	—	(35,332)	(2,704)	—	(38,036)
Changes in investments and advances—intercompany	(5,179)	(5,532)	10,711	—	—
Other investing activities	—	—	(2,205)	—	(2,205)
Net cash provided by (used in) investing activities of continuing operations	$(5,179)	$(40,864)	$(37,157)	$—	$(83,200)
Cash flows from financing activities of continuing operations
Dividends paid	$(4,024)	$(168)	$168	$—	$(4,024)
Issuance of preferred stock	1,500	—	—	—	1,500
Redemption of preferred stock	(1,500)	—	—	—	(1,500)
Treasury stock acquired	(2,925)	—	—	—	(2,925)
Proceeds (repayments) from issuance of long-term debt, net	16,136	6,606	(4,664)	—	18,078
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	1,607	(1,607)	—	—
Change in deposits	—	—	192,033	—	192,033
Change in securities loaned and sold under agreements to repurchase	—	75,977	(35,089)	—	40,888
Change in short-term borrowings	—	788	(8,398)	—	(7,610)
Net change in short-term borrowings and other advances—intercompany	(7,214)	(6,524)	13,738	—	—
Other financing activities	(408)	—	—	—	(408)
Net cash provided by financing activities of continuing operations	$1,565	$78,286	$156,181	$—	$236,032
Effect of exchange rate changes on cash and due from banks	$—	$—	$(802)	$—	$(802)
Change in cash and due from banks and deposits with banks	$(9)	$957	$128,828	$—	$129,776
Cash and due from banks and deposits with banks at beginning of period	3,021	16,441	174,457	—	193,919
Cash and due from banks and deposits with banks at end of period	$3,012	$17,398	$303,285	$—	$323,695
Cash and due from banks	$12	$5,960	$19,336	$—	$25,308
Deposits with banks, net of allowance	3,000	11,438	283,949	—	298,387
Cash and due from banks and deposits with banks at end of period	$3,012	$17,398	$303,285	$—	$323,695
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$(1,263)	$1,177	$3,923	$—	$3,837
Cash paid during the period for interest	2,507	3,988	5,007	—	11,502
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$2,122	$—	$2,122

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$23,879	$(51,748)	$(7,489)	$—	$(35,358)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(196,733)	$—	$(196,733)
Proceeds from sales of investments	4	—	96,396	—	96,400
Proceeds from maturities of investments	—	—	91,656	—	91,656
Change in loans	—	—	(11,518)	—	(11,518)
Proceeds from sales and securitizations of loans	—	—	2,717	—	2,717
Change in securities borrowed and purchased under agreements to resell	—	8,914	645	—	9,559
Changes in investments and advances—intercompany	(2,045)	(6,204)	8,249	—	—
Other investing activities	—	(44)	(4,129)	—	(4,173)
Net cash provided by (used in) investing activities of continuing operations	$(2,041)	$2,666	$(12,717)	$—	$(12,092)
Cash flows from financing activities of continuing operations
Dividends paid	$(4,048)	$(155)	$155	$—	$(4,048)
Issuance of preferred stock	1,496	—	—	—	1,496
Redemption of preferred stock	(480)	—	—	—	(480)
Treasury stock acquired	(12,495)	—	—	—	(12,495)
Proceeds (repayments) from issuance of long-term debt, net	(1,122)	10,136	(6,738)	—	2,276
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(5,683)	5,683	—	—
Change in deposits	—	—	74,599	—	74,599
Change in securities loaned and sold under agreements to repurchase	—	25,598	(8,319)	—	17,279
Change in short-term borrowings	—	5,855	(2,971)	—	2,884
Net change in short-term borrowings and other advances—intercompany	(4,834)	15,211	(10,377)	—	—
Capital contributions from (to) parent	—	(74)	74	—	—
Other financing activities	(360)	—	—	—	(360)
Net cash provided by (used in) financing activities of continuing operations	$(21,843)	$50,888	$52,106	$—	$81,151
Effect of exchange rate changes on cash and due from banks	$—	$—	$(1,363)	$—	$(1,363)
Change in cash and due from banks and deposits with banks	$(5)	$1,806	$30,537	$—	$32,338
Cash and due from banks and deposits with banks at beginning of period	3,020	15,677	169,408	—	188,105
Cash and due from banks and deposits with banks at end of period	$3,015	$17,483	$199,945	$—	$220,443
Cash and due from banks	$15	$5,501	$18,570	$—	$24,086
Deposits with banks, net of allowance	3,000	11,982	181,375	—	196,357
Cash and due from banks and deposits with banks at end of period	$3,015	$17,483	$199,945	$—	$220,443
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$(274)	$281	$3,728	$—	$3,735
Cash paid during the period for interest	3,107	8,893	10,343	—	22,343
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$4,400	$—	$4,400

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
As previously announced, on March 15, 2020, Citi joined other major U.S. banks in suspending stock repurchases in light of the COVID-19 pandemic. In addition, based on measures announced by the Federal Reserve Board in September 2020, stock repurchases are prohibited through the end of the fourth quarter of 2020. This limitation on capital distributions may be extended by the Federal Reserve Board. For additional information, see “Capital Resources—Capital Plan Resubmission and Related Limitations on Capital Distributions” above. Accordingly, Citi did not have any stock repurchases in the third quarter of 2020, other than permitted repurchases relating to issuances of common stock related to employee stock ownership plans. During the quarter, pursuant to Citi’s Board of Directors’ authorization, Citi repurchased 24,227 shares (at an average price of $43.52) of common stock, added to treasury stock, related to activity on employee stock programs where shares were withheld to satisfy the employee tax requirements.

Dividends
Consistent with the regulatory capital framework, Citi declared common dividends of $0.51 per share for the fourth quarter of 2020 on October 22, 2020, and intends to maintain its planned capital actions, which include common dividends of $0.51 per share over the four-quarter window of fourth quarter of 2020 to third quarter of 2021 (the 2020 CCAR cycle), subject to approval of Citi’s Board of Directors and the latest financial and macroeconomic conditions. For information on Citi’s SCB, see “Capital Resources—Stress Capital Buffer” above.
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. In June 2020, the Federal Reserve Board determined that changes in financial markets and macroeconomic outlooks related to the COVID-19 pandemic could have a material effect on the risk profile and financial condition of each firm subject to its capital plan rule and, therefore, required updated capital plans. Citigroup resubmitted its capital plan on November 2, 2020.

Through the end of the fourth quarter of 2020, dividends continue to be capped and tied to a formula based on recent income. These limitations on capital distributions may be extended by the FRB. Citi’s common dividends of $0.51 per share during the fourth quarter of 2020 are not impacted by the Federal Reserve Board’s temporary limitations on capital distributions. For additional information on these capital distribution limitations, see “Capital Resources—Capital Plan Resubmission and Related Limitations on Capital Distributions” above.
Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations on its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the Consolidated Financial Statements in Citi’s 2019 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November, 2020.

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

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarter ended September 30, 2020, filed on November 4, 2020, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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