Form 10-K
period 2020-12-31
CITIGROUP INC
filed 2021-02-26
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2020 was approximately $106.2 billion.
Number of shares of Citigroup Inc. common stock outstanding on January 31, 2021: 2,087,317,952
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on April 27, 2021 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.
Available on the web at www.citigroup.com

FORM 10-K CROSS-REFERENCE INDEX

Item Number		Page

Part I

1.	Business	4–31, 123–128,
131, 162,
312–313

1A.	Risk Factors	49–61

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	Not Applicable

3.	Legal Proceedings—See Note 27 to the Consolidated Financial Statements	291–298

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	142–143, 168–170, 314–315

6.	Selected Financial Data	14–15

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6–31, 66–122

7A.	Quantitative and Qualitative Disclosures About Market Risk	66–122, 163–167, 187–223, 230–282

8.	Financial Statements and Supplementary Data	138–311

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	129–130

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	316–318*

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***

13.	Certain Relationships and Related Transactions and Director Independence	****

14.	Principal Accounting Fees and Services	*****

Part IV

15.	Exhibits and Financial Statement Schedules

*	For additional information regarding Citigroup’s Directors, see “Corporate Governance” and “Proposal 1: Election of Directors” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 27, 2021, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.
**	See “Compensation Discussion and Analysis,” “The Personnel and Compensation Committee Report,” and “2020 Summary Compensation Table and Compensation Information” and “CEO Pay Ratio” in the Proxy Statement, incorporated herein by reference.
***	See “About the Annual Meeting,” “Stock Ownership,” “Equity Compensation Plan Information,” and Delinquent Section 16(a) Reports in the Proxy Statement, incorporated herein by reference.
****	See “Corporate Governance—Director Independence,” “—Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation” and “—Indebtedness” in the Proxy Statement, incorporated herein by reference.
*****	See “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

CITIGROUP’S 2020 ANNUAL REPORT ON FORM 10-K

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
At December 31, 2020, Citi had approximately 210,000 full-time employees, compared to approximately 200,000 full-time employees at December 31, 2019. For additional information, see “Human Capital Resources and Management” below.
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
For a discussion of 2019 versus 2018 results of operations of GCB in North America, Latin America and Asia, ICG and Corporate/Other, see each respective business’s results of operations in Citi’s 2019 Annual Report on Form 10-K.
Certain reclassifications have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation.

Please see “COVID-19 Pandemic Overview” and
“Risk Factors” below for a discussion of the trends, uncertainties and material risks that could impact Citigroup’s businesses, financial condition and results of operations.

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
(3)    North America includes the U.S., Canada and Puerto Rico; Latin America includes Mexico and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
As described further throughout this Executive Summary, during 2020, Citi demonstrated solid performance as well as financial strength and operational resilience, despite a significant deterioration in public health and economic conditions during the year due to the COVID-19 pandemic:

•Citi’s earnings were substantially reduced by a higher allowance for credit loss (ACL) build (approximately $9.8 billion) during the year under the CECL standard (see “Cost of Credit” below).
•Despite the challenging environment, Citi’s revenues were largely unchanged from the prior year, as strong performance in fixed income markets, equity markets, investment banking and the private bank in Institutional Clients Group (ICG) offset the impact of lower interest rates across the Company, as well as the impact of lower customer activity in Global Consumer Banking (GCB), reflecting declines across all regions, and lower revenues in Corporate/Other.
•Citi’s expenses reflected continued investments in its transformation, including infrastructure supporting its risk and control environment, as well as a $400 million civil money penalty in the third quarter of 2020 in connection with a consent order Citibank entered into with the Office of the Comptroller of the Currency (OCC) (for additional information on this consent order and the Citigroup consent order with the Federal Reserve Board, see “Citi’s Consent Order Compliance” below).
•Citi had broad-based deposit growth across ICG and GCB, reflecting strong client engagement, as well as an elevated level of liquidity in the financial system, while loans declined reflecting lower levels of consumer and corporate activity.
•Citi returned $7.2 billion of capital to its common shareholders in the form of dividends and common share repurchases.
•The Federal Reserve Board authorized Citi to take certain capital actions during the first quarter of 2021, which allows Citi to return capital to common shareholders of up to $2.8 billion, including the previously announced common dividends of $0.51 per share in the quarter. Citi commenced share repurchases in February 2021.
•Citi continued to support its colleagues, customers, clients and communities as well as the broader economy during this challenging time (see “COVID-19 Pandemic Overview” below), while maintaining a strong balance sheet.

The economic outlook for 2021 reflects continued challenges and uncertainties related to the pandemic, including, among others, the duration and severity of the public health crisis and associated economic impacts, which have created a more volatile operating environment that will continue to negatively impact Citi’s businesses and results.
As a result of new information Citi received subsequent to December 31, 2020, Citi adjusted downward its fourth quarter of 2020 financial results from those previously reported on January 15, 2021 (and filed on a Form 8-K with the SEC on such date), due to a $390 million increase in operating expenses ($323 million after-tax) recorded within ICG, resulting from operational losses related to certain legal matters. For additional information on the impact to fourth quarter of 2020 financial results, see Note 30 to the Consolidated Financial Statements. Citi’s results of operations and financial condition for the full year 2020, as reported in this Annual Report on Form 10-K for the year ended December 31, 2020, reflect the impact of this adjustment.
For a discussion of risks and uncertainties that will or could impact Citi’s businesses, results of operations and financial condition during 2021, see “COVID-19 Pandemic Overview,” “Risk Factors,” each respective business’s results of operations and “Managing Global Risk” below.

2020 Results Summary

Citigroup
Citigroup reported net income of $11.0 billion, or $4.72 per share, compared to net income of $19.4 billion, or $8.04 per share, in the prior year. Net income declined 43%, driven by significantly higher credit costs and higher expenses, while revenues remained largely unchanged. Earnings per share decreased 41%, primarily driven by the decline in net income.
Citigroup revenues of $74.3 billion were largely unchanged from the prior year, as higher revenues in ICG offset lower revenues in GCB and Corporate/Other.
Citigroup’s end-of-period loans decreased 3% from the prior year to $676 billion. Excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation), Citigroup’s end-of-period loans declined 4%, driven by a 4% aggregate decline in GCB and ICG, reflecting lower spend activity in GCB as well as a higher level of repayments in both GCB and ICG. Citigroup’s end-of-period deposits increased 20% to $1.3 trillion. Excluding the impact of FX translation, Citigroup’s end-of-period deposits increased 19%, primarily driven by 18% growth in GCB and 19% growth in ICG. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures. Citi believes the presentation of its results of operations and financial condition excluding the impact of FX translation provides a meaningful depiction of the underlying fundamentals of its businesses for investors, industry analysts and others.)

Expenses
Citigroup operating expenses of $43.2 billion increased 3% versus the prior year, primarily driven by investments in Citi’s transformation, including infrastructure supporting its risk and control environment, higher compensation, the civil money penalty, operational losses related to certain legal matters and pandemic-related expenses, partially offset by efficiency savings and reductions in marketing and other discretionary spending. Operating expenses in GCB declined 2%, while ICG expenses increased 6% and Corporate/Other expenses increased 16%.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims of $17.5 billion increased significantly from $8.4 billion in the prior year, reflecting ACL reserve increases across GCB, ICG and Corporate/Other. Citi’s ACL build of $9.8 billion was largely driven by builds during the first half of 2020. The reserve build in 2020 primarily reflected the impact of a deterioration in Citi’s macroeconomic outlook under the CECL standard and downgrades in the corporate loan portfolio, partially offset by lower loan volumes in GCB, all driven by the pandemic. The reserve build included an additional qualitative management adjustment to reflect the potential for a higher level of stress and a slower economic recovery. For further information on the drivers of Citi’s ACL build, see “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below. For information on the transition impact of the adoption of the CECL standard, see “COVID-19 Pandemic Overview” below.
Net credit losses of $7.6 billion declined 2% from the prior year. Consumer net credit losses of $6.6 billion decreased 10%, primarily reflecting lower loan volumes given lower spending activity and higher payment rates, as well as the benefits of consumer relief programs (see “COVID-19 Pandemic Overview” below). Corporate net credit losses increased from $392 million to $1.0 billion, primarily driven by write-offs across various sectors, which were partially offset by the release of previously established ACL reserves.
For additional information on Citi’s consumer and corporate credit costs and ACL, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 Capital ratio was 11.7% as of December 31, 2020, based on the Basel III Advanced Approaches framework for determining risk-weighted assets, compared to 11.8% as of December 31, 2019, based on the Basel III Standardized Approach for determining risk-weighted assets. The decline in the ratio primarily reflected an increase in risk-weighted assets and the return of capital to common shareholders, partially offset by net income and beneficial net movements in Accumulated other comprehensive income (AOCI).
Citigroup’s Supplementary Leverage ratio was 7.0% as of December 31, 2020, compared to 6.2% as of December 31, 2019. The increase was primarily driven by a decrease in Total Leverage Exposure, reflecting the benefit of temporary relief granted by the Federal Reserve Board. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $878 million declined 85% from the prior year. Excluding the impact of FX translation, net income declined 84%, reflecting lower revenues and higher cost of credit, partially offset by lower expenses. GCB operating expenses of $17.2 billion decreased 2%. Excluding the impact of FX translation, expenses decreased 1%, as lower volume-
related expenses, reductions in marketing and other discretionary spending and efficiency savings were partially offset by increases in pandemic-related expenses and higher repositioning costs.
GCB revenues of $30.0 billion decreased 9%. Excluding the impact of FX translation, revenues decreased 8%, as strong deposit growth and momentum in wealth management were more than offset by lower card volumes and lower interest rates across all regions, reflecting the impact of the pandemic.
North America GCB revenues of $19.1 billion decreased 6%, with lower revenues across Citi-branded cards, Citi retail services and retail banking. Citi-branded cards revenues of $8.8 billion decreased 4%, reflecting lower purchase sales and higher payment rates driving lower average loans. Citi retail services revenues of $5.9 billion decreased 12%, reflecting lower average loans as well as higher partner payments. Retail banking revenues of $4.5 billion decreased 2%, as the benefit of stronger deposit volumes and an improvement in mortgage revenues were more than offset by lower deposit spreads.
North America GCB average deposits of $176 billion increased 15% year-over-year, average retail banking loans of $52 billion increased 8% year-over-year and assets under management of $80 billion increased 11%. Average Citi-branded cards loans of $85 billion decreased 6% and Citi-branded cards purchase sales of $338 billion decreased 8%, while average Citi retail services loans of $47 billion decreased 7% and Citi retail services purchase sales of $78 billion decreased 11%. The decline in Citi-branded cards and retail services loans and purchase sales were all driven by
reduced customer activity related to the pandemic. For additional information on the results of operations of North America GCB in 2020, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) of $10.8 billion declined 14% versus the prior year. Excluding the impact of FX translation, international GCB revenues declined 10%, largely reflecting the impact of the pandemic. On this basis, Latin America GCB revenues decreased 8%, driven by lower average loans and lower interest rates, partially offset by strong deposit growth. Asia GCB revenues decreased 11%, as lower card revenues and the impact of lower interest rates were partially offset by strong investment revenues and strong deposit growth. For additional information on the results of operations of Latin America GCB and Asia GCB in 2020, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, excluding the impact of FX translation, international GCB average deposits of $135 billion increased 11%, average retail banking loans of $72 billion increased 3% and assets under management of $141 billion increased 8%. On this basis, international GCB average card loans of $22 billion decreased 8% and card purchase sales of $88 billion decreased 16%, both driven by reduced customer activity related to the pandemic.

Institutional Clients Group
ICG net income of $11.7 billion decreased 9%, as revenue growth was more than offset by higher cost of credit and higher expenses. ICG operating expenses increased 6% to $23.5 billion, largely driven by investments in infrastructure and risk management and controls, higher compensation costs, operational losses related to certain legal matters and volume-driven growth, partially offset by efficiency savings.
ICG revenues of $44.3 billion increased 13%, reflecting a 29% increase in Markets and securities services revenues, partially offset by a 1% decline in Banking revenues. The decrease in Banking revenues included the impact of $51 million of losses on loan hedges related to corporate lending and the private bank, compared to losses of $432 million related to corporate lending in the prior year.
Banking revenues of $21.2 billion (excluding the impact of losses on loan hedges) decreased 3%, as increases in investment banking and the private bank were more than offset by declines in treasury and trade solutions and corporate lending. Investment banking revenues of $5.8 billion increased 11%, reflecting solid growth in capital markets, particularly in equity underwriting. Advisory revenues decreased 20% to $1.0 billion, while equity underwriting revenues increased 64% to $1.6 billion and debt underwriting revenues increased 7% to $3.2 billion.
Treasury and trade solutions revenues of $9.5 billion declined 7%, and 5% excluding the impact of FX translation, as strong client engagement and growth in deposits were more than offset by lower interest rates and reduced commercial card spend largely driven by the pandemic. Private bank revenues of $3.8 billion increased 9%. Excluding the impact of gains on loan hedges, private bank revenues of $3.7 billion, increased 8%, driven by increased capital markets activity and improved managed investments revenues, as well as higher lending and deposit volumes, partially offset by lower deposit spreads. Corporate lending revenues of $2.1 billion declined 15%. Excluding the impact of losses on loan hedges, corporate lending revenues of $2.2 billion declined 25%, as higher average loan volumes were more than offset by lower spreads, higher hedging costs and an adjustment to the residual value of a lease financing asset.
Markets and securities services revenues of $23.1 billion increased 29%. Fixed income markets revenues of $17.3 billion increased 34%, reflecting strength in rates and currencies, spread products and commodities. Equity markets revenues of $3.6 billion increased 25%, as solid performance in cash equities and derivatives was partially offset by lower revenues in prime finance. Securities services revenues of $2.5 billion decreased 3%, and 1% excluding the impact of FX translation, as higher deposit volumes were more than offset by lower spreads. For additional information on the results of operations of ICG in 2020, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net loss was $1.6 billion, compared to net income of $801 million in the prior year, reflecting lower revenues, increased expenses, higher cost of credit, driven by an ACL build on Citi’s residual legacy portfolio under the CECL standard, and lower tax benefits. Operating expenses of
$2.5 billion increased significantly, as the wind-down of legacy assets was more than offset by investments in infrastructure, risk management and controls, the civil money penalty and incremental costs associated with the pandemic.
Corporate/Other revenues of $54 million compared to $2.0 billion in the prior year, reflecting the impact of lower interest rates, episodic gains in the prior year, the wind-down of legacy assets and marks on securities. For additional information on the results of operations of Corporate/Other in 2020, see “Corporate/Other” below.

CITI’S CONSENT ORDER COMPLIANCE
As previously disclosed, Citi is embarking on a multiyear transformation, with the target outcome to change Citi’s business and operating models such that they simultaneously strengthen risk and controls and improve Citi’s value to customers, clients and shareholders.
One part of the broader transformation effort involves Citi’s compliance with the Federal Reserve Board and OCC consent orders issued with Citigroup and Citibank, respectively, in October 2020. The consent orders require that Citigroup and Citibank submit acceptable plans to the Federal Reserve Board and the OCC, on various timelines, relating principally to various aspects of risk management, compliance, data quality management and governance, and internal controls. The consent order with the OCC also required Citibank to pay a $400 million civil money penalty. As a part of its compliance actions, Citi has centralized its program management under the leadership of a Chief Administrative Officer organization and is making the strengthening of its risk and control environment a further strategic priority for the Company. The Citigroup and Citibank Boards of Directors each formed a Transformation Oversight Committee, an ad hoc committee of each Board, to provide oversight of management’s remediation efforts under the consent orders.
For additional information about the consent orders, see “Risk Factors—Compliance Risks” below and Citi’s Current Report on Form 8-K filed with the SEC on October 7, 2020.

COVID-19 PANDEMIC OVERVIEW
In addition to the widespread public health implications, the COVID-19 pandemic has had an extraordinary impact on macroeconomic conditions in the U.S. and around the world. As discussed below and elsewhere throughout this Form 10-K, Citi’s businesses, results of operations and financial condition have been impacted by economic dislocations and trends caused by the pandemic. Citi had builds to its allowance for credit losses (ACL) of approximately $9.8 billion during 2020, bringing its total ACL to approximately $27.8 billion at December 31, 2020, with an allowance for credit losses on loans (ACLL) reserve ratio of 3.73% on funded loans. For additional information, see “Impact of CECL on Citi’s Allowance for Credit Losses” below.
Despite these impacts, Citi has maintained strong capital and liquidity positions with consistently strong business operations. At December 31, 2020, Citi had a Common Equity Tier 1 Capital ratio of 11.7%, a Supplementary Leverage ratio of 7.0% and a Liquidity Coverage ratio of 118%, each well above regulatory minimums, with approximately $972 billion of available liquidity resources (see “Capital Resources” and “Managing Global Risk—Liquidity Risk” below).
Governments and central banks globally have taken a series of aggressive actions to support their economies and mitigate the systemic impacts of the pandemic, and Citi continues to proactively assess and utilize these measures where appropriate.

Citi’s COVID-19 Pandemic Response—Supporting Colleagues, Customers and Communities
The health and safety of Citi’s employees and their families, as well as Citi’s customers, clients and the communities it serves, are of the utmost importance. As the public health crisis has unfolded, Citi has continued to take proactive measures to support colleagues’ well-being while maintaining its ability to serve customers and clients.

Citi Colleagues
•The majority of Citi colleagues—roughly 80%—around the world are working remotely, however this varies by country.
•Citi is pursuing a slow and measured return in locations where local guidelines permit, beginning with only a small number of colleagues.
•Citi’s response teams continue to consult with health experts and follow local government guidelines in determining the safest return to office for each location.
•Citi has reconfigured its sites and implemented new protocols to make work environments as safe as possible in offices, branches and ATMs.
•Citi continues to provide additional health and well-being resources for colleagues, plus enhanced flexibility and paid time off for those impacted by COVID-19.
•The company continues to monitor the situation as it evolves and will review and update operations as needed.

Citi Communities
In addition to its business activities, including the consumer relief programs discussed below, Citi is supporting those immediately impacted by the pandemic through philanthropic efforts around the world. Citi and the Citi Foundation have committed more than $100 million to date in support of COVID-19-related community relief and economic recovery efforts globally. These contributions include over $4 million raised through an employee donation matching program to further global relief efforts. Additionally, Citi has donated $50 million in proceeds from its participation in the U.S. Small Business Administration’s Paycheck Protection Program (PPP) to the Citi Foundation, which deployed those proceeds to support Community Development Financial Institutions (CDFIs) across the U.S.

Citi Consumer Loan Relief Programs
As previously disclosed, Citi was one of the first banks in the U.S. to announce temporary assistance measures for pandemic-impacted consumer customers. In addition, Citi has offered a wide array of short- and medium-term relief programs to customers across regions and products as a result of the pandemic. The relief has primarily been in the form of payment deferrals and fee waivers. These consumer relief programs have mainly been provided to GCB customers, with a small portion reported within Corporate/Other. To date, Citi has provided assistance to approximately three million U.S. consumers and small businesses impacted by the pandemic.
In the fourth quarter of 2020, Citi experienced a decline in enrollment of approximately 21% quarter-over-quarter in its formal COVID-19 assistance programs. As a result of the significant and steady decline in enrollment, Citi ended the programs as of December 31, 2020 for the majority of countries and products. Continued COVID-19 assistance programs through Citi’s subservicer include extended mortgage payment deferrals through 2021 and suspended foreclosures into the first quarter of 2021 for U.S. mortgages. Citi remains committed to discussing assistance options with customers that continue to experience financial hardship on a case-by-case basis.
The table below provides information on the number of loan modifications, the associated enrollment and outstanding balances as of December 31, 2020, for Citi’s pandemic-related relief programs, excluding troubled debt restructurings (for additional information, see “Troubled Debt Restructuring (TDR) Relief” below).

	For the Three Months Ended December 31, 2020		For the Twelve Months Ended December 31, 2020		As of December 31, 2020		Program details
In millions of dollars, except number of loans modified	Number of loans modified	Enrollment balance(1)	Number of loans modified	Enrollment balance(2)	EOP balance(3)	% of total loan portfolio(4)
North America
Credit cards	270,655	$843	2,626,225	$9,165	$708	1%	Waivers on late fees and deferral of minimum payments for two to four payment cycles
Residential first mortgages	1,022	197	9,279	3,573	1,256	3	Extending existing payment deferral options through 2021 and suspending foreclosures into the first quarter of 2021
Home equity loans	264	18	5,230	614	254	4	Extending existing payment deferral options
Personal, small business and other	1,178	11	22,247	315	7	—	Waivers on fees including non-Citi ATM fees and monthly service fees as well as minimum payment deferrals for up to six months
Total North America	273,119	$1,069	2,662,981	$13,667	$2,225	1%
International
Asia
Credit cards	153,684	$366	1,306,090	$2,520	$189	1%	Payment deferrals for one to six months, interest and fee waivers, and reductions in minimum due payments; balance conversion programs
Residential first mortgages	1,537	119	46,275	3,812	583	2	Payment deferrals for up to 12 months, interest and fee waivers, and reductions in minimum due payments
Personal, small business and other	14,977	85	219,071	1,740	49	—	Payment deferrals for up to three months for revolving products and overdrafts or up to 12 months for installment loans, interest and fee waivers, and reductions in minimum due payments
Latin America
Credit cards	—	—	641,038	1,263	—	—	Minimum payment deferrals for up to six months
Residential first mortgages	—	—	26,251	950	—	—	Installment payment deferral for up to six months to be recovered as a balloon payment at the end of the loan
Personal, small business and other	—	—	184,966	1,711	—	—	Installment payment deferral for up to six months, temporary interest rate reductions
Total international	170,198	$570	2,423,691	$11,996	$821	1%
Total consumer	443,317	$1,639	5,086,672	$25,663	$3,046	1%

(1)    Enrollment balances represent the aggregate amounts enrolled during the fourth quarter of 2020.
(2)    Enrollment balances represent the aggregate amounts enrolled during the 12 months ended December 31, 2020.
(3)    Total outstanding balance on loans enrolled in consumer relief programs as of December 31, 2020. Reserves for these loans are calculated in accordance with the CECL standard.
(4)    The percentage denominator is the total end-of-period loans balance for the respective product and region as of December 31, 2020.

As set forth in the table above, during the fourth quarter of 2020, Citi modified approximately 0.4 million consumer loans, excluding TDRs, with associated enrollment balances of approximately $1.6 billion. For the year ended December 31, 2020, Citi modified 5.1 million consumer loans, excluding TDRs, with associated enrollment balances of approximately $25.7 billion. As of December 31, 2020, Citi had approximately $3.0 billion of loan balances outstanding under the consumer loan relief programs, representing approximately 1% of Citi’s total consumer loan balance.
As of December 31, 2020, Citi had approximately $2.2 billion of loan balances outstanding under the consumer relief programs in North America.

Citi’s North America credit card programs had the largest number of loan modifications in 2020. As these credit card relief programs were introduced during the first half of 2020 and offered a deferral of minimum payments for two to four payment cycles, nearly all of the customers had rolled off the programs by year-end, of whom approximately 86% have continued to make payments.
For customers enrolled in mortgage forbearance programs in North America, Citi’s subservicer offered payment deferrals and suspended foreclosures, and by the end of 2020, approximately 63% of mortgage customers had rolled off the program, of whom approximately 72% have continued to make payments. As of December 31, 2020, Citi had approximately $1.3 billion of mortgage loan balances outstanding under the programs.
As of December 31, 2020, Citi had approximately $0.8 billion of loan balances outstanding under Asia consumer relief programs. In Asia, approximately 96% of customers had rolled off the consumer relief programs as of December 31, 2020, of whom approximately 83% have continued to make payments.
As of December 31, 2020, Citi had no loan balances outstanding under the Latin America consumer relief programs, as all the customers had rolled off the programs, of whom approximately 78% have continued to make payments.

Citi Corporate Loan Relief Programs
Citi has modified the contractual terms of corporate loans to certain borrowers impacted by the pandemic, primarily commercial banking (small business) and private bank customers. These modifications consist primarily of deferrals in the payment of principal and/or interest that Citi has provided during 2020 in response to borrower requests, as well as those provided pursuant to government-mandated relief programs.
The table below summarizes Citi’s outstanding active loan modifications, excluding TDRs as of December 31, 2020.

	December 31, 2020
In millions of dollars	Total credit exposure	Funded	Unfunded
Corporate loans	$1,132	$1,074	$58
Private bank loans	773	762	11
Total corporate	$1,905	$1,836	$69

Citi’s Management of COVID-19 Pandemic Risks
Citi has responded on multiple fronts to the challenges of the pandemic to support the ongoing needs of its customers and clients, while concurrently maintaining safety and soundness standards.
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
Citi’s organizational response to the pandemic has been governed by Citi’s Executive Management Team, consisting of the Citigroup CEO and certain direct reports of the CEO, and driven through regional task forces that were deployed in Asia, EMEA, North America and Latin America. Led by regional CEOs and their management teams, these groups focused on, and continue to manage, the pandemic responses, implementation of continuity of business plans, locational and staffing strategies and responses to customer and client needs.
Throughout the crisis, Citi has also worked closely with U.S. authorities and host governments on implementing immediate policy responses and financial assistance structures to mitigate the systemic impacts of the pandemic. Citi also continues to engage closely with customers and clients, regulators and other relevant stakeholders to assure alignment on all pandemic-related matters.

Citi’s Allowance for Credit Losses (ACL)
The table below shows the impact of Citi’s adoption of the current expected credit loss (CECL) standard as of January 1, 2020 and the ACL builds (releases) during 2020. For information on the drivers of Citi’s ACL release in the fourth quarter, see “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below. For additional information on Citi’s accounting policy on accounting for credit losses under CECL, see Note 1 to the Consolidated Financial Statements.

	Allowance for credit losses (ACL)
In millions of dollars	Balance Dec. 31, 2019	CECL transition impact	Collection costs change(1)	Balance Jan. 1, 2020	Build (release)					2020 FX/Other	Balance Dec. 31, 2020	ACLL/EOP loans Dec. 31, 2020(2)
					1Q20	2Q20	3Q20	4Q20	2020
Cards(1)	$8,419	$4,456	$(407)	$12,468	$2,412	$1,911	$55	$(79)	$4,299	$38	$16,805	10.98%
All other GCB	1,200	566	(36)	1,730	399	388	(21)	(114)	652	37	2,419
Global Consumer Banking	$9,619	$5,022	$(443)	$14,198	$2,811	$2,299	$34	$(193)	$4,951	$75	$19,224	6.81%
Institutional Clients Group	2,886	(721)	—	2,165	1,316	3,370	106	(1,620)	3,172	65	5,402	1.42
Corporate/Other	278	(100)	—	178	191	160	(128)	(35)	188	(36)	330
Allowance for credit losses on loans (ACLL)	$12,783	$4,201	$(443)	$16,541	$4,318	$5,829	$12	$(1,848)	$8,311	$104	$24,956	3.73%
Allowance for credit losses on unfunded lending commitments	1,456	(194)	—	1,262	557	113	424	352	1,446	(53)	2,655
Other	—	96	—	96	2	79	(32)	(38)	11	39	146
Total allowance for credit losses (ACL)	$14,239	$4,103	$(443)	$17,899	$4,877	$6,021	$404	$(1,534)	$9,768	$90	$27,757

(1)    See Note 1 to the Consolidated Financial Statements.
(2)    As of December 31, 2020, in North America GCB, Citi-branded cards ACLL/EOP loans was 10.0% and Citi retail services ACLL/EOP loans was 13.6%.

Certain Key Government Actions in Support of the Economy

U.S. Government-Sponsored Liquidity Programs
During the first quarter of 2020, the Federal Reserve Board (FRB) introduced several liquidity facilities in response to the funding market volatility caused by the pandemic. Citi has participated in several of the U.S. government-sponsored liquidity programs, including the Money Market Mutual Fund Liquidity Facility (MMLF), the Primary Dealer Credit Facility (PDCF) and Discount Window (DW) in order to facilitate client activity and support the FRB actions to provide additional liquidity into the market. Citi has also participated in the Paycheck Protection Program Lending Facility (PPPLF), which was established to facilitate lending under the Small Business Administration’s (SBA’s) Paycheck Protection Program (see “Small Business Administration’s Paycheck Protection Program” below). The amounts Citi sourced from these facilities were not significant to Citi’s overall liquidity profile during 2020, which remains strong and highly liquid.
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
•Modification of the CECL transition provision to defer the January 1, 2020 capital impact to January 1, 2022 and to provide additional capital relief for ongoing increases in credit reserves. Citi’s reported Common Equity Tier 1 Capital ratio at December 31, 2020, reflecting the modified CECL transition provision, was 39 basis points higher than Citi’s Common Equity Tier 1 Capital ratio, reflecting the full impact of CECL on regulatory capital. Excluding the modified CECL transition provision, Citigroup’s Common Equity Tier 1 Capital ratio would have been 11.34%, compared with a 10.0% effective minimum requirement.
•Temporary Supplementary Leverage ratio (SLR) relief for bank holding companies, commencing in the second quarter of 2020, allowing Citigroup to temporarily expand its balance sheet by excluding U.S. Treasury securities and deposits with the FRB from the SLR denominator. Citigroup’s reported Supplementary Leverage ratio of 7.00% benefited by 109 basis points during the fourth quarter of 2020 as a result of the temporary relief. Excluding the temporary relief, Citigroup’s Supplementary Leverage ratio would have been 5.91%, compared with a 5.0% effective minimum requirement.
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
In order to encourage banks to work with impacted borrowers, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and U.S. banking agencies have provided relief from TDR accounting. The main benefits of TDR relief include a capital benefit in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; aging of the loans is frozen, i.e., they will continue to be reported in the same delinquency bucket they were in at the time of modification; and the loans are generally not reported as non-accrual during the modification period. The loans included in Citi’s pandemic-related consumer relief programs are included in Citi’s reserving process under the CECL standard.

Small Business Administration’s Paycheck Protection Program
The Paycheck Protection Program (PPP) authorizes the origination of forgivable loans for small businesses to pay their employees during the pandemic. Loan terms are the same for all businesses. During the first round of PPP, which was launched in April 2020, Citi funded over 30,000 loans totaling $3.8 billion as of December 31, 2020, with approximately $3.4 billion outstanding at December 31, 2020. The processing of loan forgiveness requests under PPP began during the third quarter of 2020 and Citi received approximately $314 million of funds from the SBA relating to forgiveness in the fourth quarter of 2020. Citi is currently participating in the relaunch of PPP and remains committed to supporting small businesses.
Pandemic and Other Impacts
In 2021, Citi expects overall revenues to decline from 2020, largely driven by normalization in the ICG markets businesses. In addition, GCB, ICG and Corporate/Other revenues will likely continue to be adversely impacted by the lower global interest rate environment, and GCB and ICG revenues will be affected by the challenges and uncertainties in the macroeconomic and market environment, including as a result of the continued severity and duration of the pandemic. Each GCB region is also expected to continue to experience the adverse impacts the pandemic has had on customer activity, while Latin America GCB is also likely to continue to experience an impact from macroeconomic weakness in Mexico.
Citi also expects to incur higher expenses, as it continues to accelerate the transformation of its infrastructure, risk management and controls, including its efforts to improve the risk and control environment, as well as to comply with the consent orders (see “Citi’s Consent Order Compliance” above).
Moreover, based on its existing portfolios as of December 31, 2020, Citi expects to experience higher net credit losses, which will vary by business and region and be dependent on future macroeconomic conditions. Citi believes that these losses are adequately reserved for under the CECL standard at December 31, 2020. Citi expects international consumer losses to peak during the first half of 2021, while in the U.S., losses could begin to rise in 2021 but peak afterward. If Citi’s fourth quarter of 2020 macroeconomic forecast assumptions are realized, Citi would not expect additional reserve builds on its existing portfolios (for additional information, see “Significant Accounting Policies and Significant Estimates” below); however, the overall level of reserves remains dependent on the evolving economic and public health environments relative to this forecast, as well as new lending volumes.
For additional information about material risks to Citi from the pandemic and other macroeconomic challenges and uncertainties, see “Risk Factors” below.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA

Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts	2020	2019	2018	2017	2016
Net interest revenue	$43,548	$47,347	$46,562	$45,061	$45,476
Non-interest revenue	30,750	26,939	26,292	27,383	25,321
Revenues, net of interest expense	$74,298	$74,286	$72,854	$72,444	$70,797
Operating expenses	43,171	42,002	41,841	42,232	42,338
Provisions for credit losses and for benefits and claims	17,495	8,383	7,568	7,451	6,982
Income from continuing operations before income taxes	$13,632	$23,901	$23,445	$22,761	$21,477
Income taxes(1)	2,525	4,430	5,357	29,388	6,444
Income (loss) from continuing operations	$11,107	$19,471	$18,088	$(6,627)	$15,033
Income (loss) from discontinued operations, net of taxes	(20)	(4)	(8)	(111)	(58)
Net income (loss) before attribution of noncontrolling interests	$11,087	$19,467	$18,080	$(6,738)	$14,975
Net income attributable to noncontrolling interests	40	66	35	60	63
Citigroup’s net income (loss)(1)	$11,047	$19,401	$18,045	$(6,798)	$14,912
Earnings per share
Basic
Income (loss) from continuing operations	$4.75	$8.08	$6.69	$(2.94)	$4.74
Net income (loss)	4.74	8.08	6.69	(2.98)	4.72
Diluted
Income (loss) from continuing operations	$4.73	$8.04	$6.69	$(2.94)	$4.74
Net income (loss)	4.72	8.04	6.68	(2.98)	4.72
Dividends declared per common share	2.04	1.92	1.54	0.96	0.42
Common dividends	$4,299	$4,403	$3,865	$2,595	$1,214
Preferred dividends	1,095	1,109	1,174	1,213	1,077
Common share repurchases	2,925	17,875	14,545	14,538	9,451

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	2020	2019	2018	2017	2016
At December 31:
Total assets	$2,260,090	$1,951,158	$1,917,383	$1,842,465	$1,792,077
Total deposits	1,280,671	1,070,590	1,013,170	959,822	929,406
Long-term debt	271,686	248,760	231,999	236,709	206,178
Citigroup common stockholders’ equity(1)	179,962	175,262	177,760	181,487	205,867
Total Citigroup stockholders’ equity(1)	199,442	193,242	196,220	200,740	225,120
Average assets	2,226,256	1,978,805	1,920,242	1,875,438	1,808,728
Direct staff (in thousands)	210	200	204	209	219
Performance metrics
Return on average assets	0.50%	0.98%	0.94%	(0.36)%	0.82%
Return on average common stockholders’ equity(1)(2)	5.7	10.3	9.4	(3.9)	6.6
Return on average total stockholders’ equity(1)(2)	5.7	9.9	9.1	(3.0)	6.5
Return on tangible common equity (RoTCE)(1)(3)	6.6	12.1	11.0	8.1	7.6
Efficiency ratio (total operating expenses/total revenues, net)	58.1	56.5	57.4	58.3	59.8
Basel III ratios(1)(4)
Common Equity Tier 1 Capital(5)	11.73%	11.79%	11.86%	12.36%	12.57%
Tier 1 Capital(5)	13.31	13.33	13.43	14.06	14.24
Total Capital(5)	15.61	15.87	16.14	16.30	16.24
Supplementary Leverage ratio	7.00	6.20	6.40	6.68	7.22
Citigroup common stockholders’ equity to assets(1)	7.96%	8.98%	9.27%	9.85%	11.49%
Total Citigroup stockholders’ equity to assets(1)	8.82	9.90	10.23	10.90	12.56
Dividend payout ratio(6)	43	24	23	NM	9
Total payout ratio(7)	73	122	109	NM	77
Book value per common share(1)	$86.43	$82.90	$75.05	$70.62	$74.26
Tangible book value (TBV) per share(1)(3)	73.67	70.39	63.79	60.16	64.57
(1)    2017 includes the one-time impact related to enactment of the Tax Cuts and Jobs Act (Tax Reform). 2020, 2019 and 2018 reflect the tax rate structure post Tax Reform. RoTCE for 2017 excludes the one-time impact from Tax Reform and is a non-GAAP financial measure. For additional information, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below.
(2)    The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.
(3)    RoTCE and TBV are non-GAAP financial measures. For information on RoTCE and TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity” below.
(4)    Citi’s risk-based capital and leverage ratios for 2017 and 2016 are non-GAAP financial measures, which reflect full implementation of regulatory capital adjustments and deductions prior to the effective date of January 1, 2018.
(5)    Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital as of December 31, 2020 were derived under the Basel III Advanced Approaches frameworks, whereas Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach and the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework as of December 31, 2019 and 2018.
(6)    Dividends declared per common share as a percentage of net income per diluted share.
(7)    Total common dividends declared plus common share repurchases as a percentage of net income available to common shareholders (Net income, less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 10 to the Consolidated Financial Statements and “Equity Security Repurchases” below for the component details.
NM    Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

In millions of dollars	2020	2019	2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Income (loss) from continuing operations
Global Consumer Banking
North America	$59	$3,224	$3,087	(98)%	4%
Latin America	277	901	802	(69)	12
Asia(1)	538	1,577	1,420	(66)	11
Total	$874	$5,702	$5,309	(85)%	7%
Institutional Clients Group
North America	$3,461	$3,511	$3,675	(1)%	(4)%
EMEA	3,327	3,867	3,889	(14)	(1)
Latin America	1,406	2,111	2,013	(33)	5
Asia	3,604	3,455	2,997	4	15
Total	$11,798	$12,944	$12,574	(9)%	3%
Corporate/Other	(1,565)	825	205	NM	NM
Income from continuing operations	$11,107	$19,471	$18,088	(43)%	8%
Discontinued operations	$(20)	$(4)	$(8)	NM	50%
Less: Net income attributable to noncontrolling interests	40	66	35	(39)%	89
Citigroup’s net income	$11,047	$19,401	$18,045	(43)%	8%

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries.
NM Not meaningful

CITIGROUP REVENUES

In millions of dollars	2020	2019	2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Global Consumer Banking
North America	$19,148	$20,398	$19,829	(6)%	3%
Latin America	4,372	5,238	5,309	(17)	(1)
Asia(1)	6,471	7,335	7,201	(12)	2
Total	$29,991	$32,971	$32,339	(9)%	2%
Institutional Clients Group
North America	$17,185	$13,459	$13,522	28%	—%
EMEA	12,814	12,006	11,770	7	2
Latin America	4,838	5,166	4,954	(6)	4
Asia	9,416	8,670	8,079	9	7
Total	$44,253	$39,301	$38,325	13%	3%
Corporate/Other	54	2,014	2,190	(97)	(8)
Total Citigroup net revenues	$74,298	$74,286	$72,854	—%	2%
(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries.

SEGMENT BALANCE SHEET(1)—DECEMBER 31, 2020

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$7,445	$89,503	$212,667	$—	$309,615
Securities borrowed and purchased under agreements to resell, net of allowance	201	294,258	253	—	294,712
Trading account assets	1,948	360,131	13,000	—	375,079
Investments, net of allowance	1,310	136,105	309,944	—	447,359
Loans, net of unearned income and allowance for credit losses on loans	262,876	381,598	6,453	—	650,927
Other assets, net of allowance	39,716	99,348	43,334	—	182,398
Net inter-segment liquid assets(4)	120,077	368,902	(488,979)	—	—
Total assets	$433,573	$1,729,845	$96,672	$—	$2,260,090
Liabilities and equity
Total deposits	$344,500	$924,300	$11,871	$—	$1,280,671
Securities loaned and sold under agreements to repurchase	685	198,828	12	—	199,525
Trading account liabilities	1,322	165,500	1,205	—	168,027
Short-term borrowings	—	25,507	4,007	—	29,514
Long-term debt(3)	1,268	74,799	25,056	170,563	271,686
Other liabilities, net of allowance	21,422	74,573	14,472	—	110,467
Net inter-segment funding (lending)(3)	64,376	266,338	39,291	(370,005)	—
Total liabilities	$433,573	$1,729,845	$95,914	$(199,442)	$2,059,890
Total stockholders’ equity(5)	—	—	758	199,442	200,200
Total liabilities and equity	$433,573	$1,729,845	$96,672	$—	$2,260,090

(1)The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment. The respective segment information depicts the assets and liabilities managed by each segment.
(2)Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within Corporate/Other.
(3)Total stockholders’ equity and the majority of long-term debt of Citigroup are reflected on the Citigroup parent company balance sheet. Citigroup allocates stockholders’ equity and long-term debt to its businesses through inter-segment allocations as shown above.
(4)Represents the attribution of Citigroup’s liquid assets (primarily consisting of cash, marketable equity securities and available-for-sale debt securities) to the various businesses based on Liquidity Coverage Ratio (LCR) assumptions.
(5)Corporate/Other equity represents noncontrolling interests.

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, Citi-branded cards and, in the U.S., Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia, with 2,303 branches in 19 countries and jurisdictions as of December 31, 2020. At December 31, 2020, GCB had $434 billion in assets and $344.5 billion in retail banking deposits.
GCB’s strategy is to leverage its global footprint and digital capabilities to develop multi-product relationships with customers—both in and out of Citi’s branch footprint. To achieve this, GCB strives to optimize its clients’ experiences across lending, payments and wealth management through continued digitization, new partnerships and innovation.

In millions of dollars, except as otherwise noted	2020	2019	2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Net interest revenue	$26,200	$28,205	$27,374	(7)%	3%
Non-interest revenue	3,791	4,766	4,965	(20)	(4)
Total revenues, net of interest expense	$29,991	$32,971	$32,339	(9)%	2%
Total operating expenses	$17,203	$17,628	$17,786	(2)%	(1)%
Net credit losses on loans	$6,646	$7,382	$6,884	(10)%	7%
Credit reserve build for loans	4,951	439	568	NM	(23)
Provision for credit losses on unfunded lending commitments	—	1	—	(100)	100
Provisions for benefits and claims, HTM debt securities and other assets	105	73	103	44	(29)
Provisions for credit losses and for benefits and claims (PBC)	$11,702	$7,895	$7,555	48%	5%
Income from continuing operations before taxes	$1,086	$7,448	$6,998	(85)%	6%
Income taxes	212	1,746	1,689	(88)	3
Income from continuing operations	$874	$5,702	$5,309	(85)%	7%
Noncontrolling interests	(4)	6	7	NM	(14)
Net income	$878	$5,696	$5,302	(85)%	7%
Balance Sheet data and ratios
EOP assets (in billions of dollars)	$434	$407	$388	7%	5%
Average assets (in billions of dollars)	426	389	378	10	3
Return on average assets	0.21%	1.46%	1.40%
Efficiency ratio	57	53	55
Average retail banking deposits (in billions of dollars)	$311	$277	$269	12	3
Net credit losses as a percentage of average loans	2.39%	2.60%	2.48%
Revenue by business
Retail banking	$11,734	$12,549	$12,627	(6)%	(1)%
Cards(1)	18,257	20,422	19,712	(11)	4
Total	$29,991	$32,971	$32,339	(9)%	2%
Income from continuing operations by business
Retail banking	$744	$1,842	$1,851	(60)%	—%
Cards(1)	130	3,860	3,458	(97)	12
Total	$874	$5,702	$5,309	(85)%	7%
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$29,991	$32,971	$32,339	(9)%	2%
Impact of FX translation(2)	—	(509)	(664)
Total revenues—ex-FX(3)	$29,991	$32,462	$31,675	(8)%	2%
Total operating expenses—as reported	$17,203	$17,628	$17,786	(2)%	(1)%
Impact of FX translation(2)	—	(276)	(371)
Total operating expenses—ex-FX(3)	$17,203	$17,352	$17,415	(1)%	—%
Total provisions for credit losses and PBC—as reported	$11,702	$7,895	$7,555	48%	5%
Impact of FX translation(2)	—	(124)	(161)
Total provisions for credit losses and PBC—ex-FX(3)	$11,702	$7,771	$7,394	51%	5%
Net income—as reported	$878	$5,696	$5,302	(85)%	7%
Impact of FX translation(2)	—	(74)	(90)
Net income—ex-FX(3)	$878	$5,622	$5,212	(84)%	8%
(1)Includes both Citi-branded cards and Citi retail services.
(2)Reflects the impact of FX translation into U.S. dollars at the 2020 average exchange rates for all periods presented.
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
At December 31, 2020, North America GCB had 687 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of December 31, 2020, North America GCB had $52.7 billion in retail banking loans and $194.8 billion in retail banking deposits. In addition, North America GCB had $130.4 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted	2020	2019	2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Net interest revenue	$18,802	$19,869	$19,006	(5)%	5%
Non-interest revenue(1)	346	529	823	(35)	(36)
Total revenues, net of interest expense	$19,148	$20,398	$19,829	(6)%	3%
Total operating expenses	$9,942	$10,154	$10,230	(2)%	(1)%
Net credit losses on loans	$4,990	$5,583	$5,085	(11)%	10%
Credit reserve build for loans	4,115	469	460	NM	2
Provision for credit losses on unfunded lending commitments	—	1	—	(100)	100
Provisions for benefits and claims, HTM debt securities and other assets	17	19	22	(11)	(14)
Provisions for credit losses and for benefits and claims	$9,122	$6,072	$5,567	50%	9%
Income from continuing operations before taxes	$84	$4,172	$4,032	(98)%	3%
Income taxes	25	948	945	(97)	—
Income from continuing operations	$59	$3,224	$3,087	(98)%	4%
Noncontrolling interests	—	—	—	—	—
Net income	$59	$3,224	$3,087	(98)%	4%
Balance Sheet data and ratios
Average assets (in billions of dollars)	$266	$232	$227	15%	2%
Return on average assets	0.02%	1.39%	1.36%
Efficiency ratio	52	50	52
Average retail banking deposits (in billions of dollars)	$176	$153	$148	15	3
Net credit losses as a percentage of average loans	2.72%	2.97%	2.78%
Revenue by business
Retail banking	$4,457	$4,529	$4,600	(2)%	(2)%
Citi-branded cards	8,758	9,165	8,628	(4)	6
Citi retail services	5,933	6,704	6,601	(12)	2
Total	$19,148	$20,398	$19,829	(6)%	3%
Income (loss) from continuing operations by business
Retail banking	$(144)	$196	$312	NM	(37)%
Citi-branded cards	21	1,742	1,581	(99)%	10
Citi retail services	182	1,286	1,194	(86)	8
Total	$59	$3,224	$3,087	(98)%	4%

(1)2018 includes an approximate $150 million gain on the Hilton portfolio sale.
NM Not meaningful

2020 vs. 2019
Net income decreased 98%, as significantly higher cost of credit and lower revenues were partially offset by lower expenses.
Revenues decreased 6%, reflecting lower revenues in Citi retail services, Citi-branded cards and retail banking, primarily due to the pandemic, including lower interest rates.
Retail banking revenues decreased 2%, as the benefit of stronger deposit volumes and an improvement in mortgage revenues were more than offset by lower deposit spreads, reflecting lower interest rates.
Average deposits increased 15%, driven by a combination of factors, including government stimulus payments, a reduction in overall consumer spending related to the pandemic and strategic efforts to drive organic growth, including digital deposits which drove more than one-third of the year-over-year growth.
Cards revenues decreased 7%. Citi-branded cards revenues decreased 4%, reflecting lower purchase sales and higher payment rates driving lower average loans. Average loans decreased 6% and purchase sales decreased 8%, both reflecting the impact of the pandemic on customer activity.
Citi retail services revenues decreased 12%, primarily reflecting lower average loans and higher contractual partner payments. (For additional information on partner payments, see Note 5 to the Consolidated Financial Statements.) Average loans were down 7% and purchase sales declined 11%, both reflecting the impact of the pandemic on customer activity.
Expenses decreased 2%, as lower volume-related expenses, reductions in marketing and other discretionary expenses, as well as efficiency savings, more than offset higher pandemic-related expenses.
Provisions of $9.1 billion increased 50% from the prior year, driven by a higher allowance for credit losses (ACL) build, partially offset by lower net credit losses. Net credit losses decreased 11%, primarily driven by lower net credit losses in Citi retail services (down 16% to $2.2 billion) and Citi-branded cards (down 5% to $2.7 billion), primarily reflecting lower loan volumes as well as higher payment rates given high levels of liquidity, lower spending and the benefits of relief programs.
The ACL build of $4.1 billion (compared to a build of
$470 million in the prior year under prior accounting
standards) was driven by builds during the first half of 2020. The builds reflected the impact of a deterioration in Citi’s macroeconomic outlook under the CECL standard, including an increase in the qualitative management adjustment to reflect the potential for a higher level of stress and a slower economic recovery, partially offset by lower loan volumes, both primarily driven by the pandemic. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 15 to the Consolidated Financial Statements.

For additional information on North America GCB’s retail banking, and its Citi-branded cards and Citi retail services portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to North America GCB’s future results, see “COVID-19 Pandemic Overview” above and “Risk Factors” below.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking and Citi-branded card products to retail and small business customers in Mexico through Citibanamex, one of Mexico’s largest banks.
At December 31, 2020, Latin America GCB had 1,392 retail branches in Mexico, with $9.8 billion in retail banking loans and $25.8 billion in deposits. In addition, the business had $4.8 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted	2020	2019	2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Net interest revenue	$3,078	$3,639	$3,681	(15)%	(1)%
Non-interest revenue(1)	1,294	1,599	1,628	(19)	(2)
Total revenues, net of interest expense	$4,372	$5,238	$5,309	(17)%	(1)%
Total operating expenses	$2,730	$2,883	$2,900	(5)%	(1)%
Net credit losses on loans	$866	$1,109	$1,131	(22)%	(2)%
Credit reserve build (release) for loans	316	(38)	84	NM	NM
Provision for credit losses on unfunded lending commitments	—	—	—	—	—
Provisions for benefits and claims, HTM debt securities and other assets	87	54	81	61	(33)
Provisions for credit losses and for benefits and claims (PBC)	$1,269	$1,125	$1,296	13%	(13)%
Income from continuing operations before taxes	$373	$1,230	$1,113	(70)%	11%
Income taxes	96	329	311	(71)	6
Income from continuing operations	$277	$901	$802	(69)%	12%
Noncontrolling interests	—	—	—	—	—
Net income	$277	$901	$802	(69)%	12%
Balance Sheet data and ratios
Average assets (in billions of dollars)	$32	$35	$33	(9)%	6%
Return on average assets	0.87%	2.57%	2.43%
Efficiency ratio	62	55	55
Average deposits (in billions of dollars)	$23	$23	$23	—	—
Net credit losses as a percentage of average loans	5.97%	6.45%	6.50%
Revenue by business
Retail banking	$3,009	$3,585	$3,744	(16)%	(4)%
Citi-branded cards	1,363	1,653	1,565	(18)	6
Total	$4,372	$5,238	$5,309	(17)%	(1)%
Income from continuing operations by business
Retail banking	$153	$600	$596	(75)%	1%
Citi-branded cards	124	301	206	(59)	46
Total	$277	$901	$802	(69)%	12%
FX translation impact
Total revenues—as reported(1)	$4,372	$5,238	$5,309	(17)%	(1)%
Impact of FX translation(2)	—	(473)	(511)
Total revenues—ex-FX(3)	$4,372	$4,765	$4,798	(8)%	(1)%
Total operating expenses—as reported	$2,730	$2,883	$2,900	(5)%	(1)%
Impact of FX translation(2)	—	(246)	(253)
Total operating expenses—ex-FX(3)	$2,730	$2,637	$2,647	4%	—%
Provisions for credit losses and PBC—as reported	$1,269	$1,125	$1,296	13%	(13)%
Impact of FX translation(2)	—	(115)	(136)
Provisions for credit losses and PBC—ex-FX(3)	$1,269	$1,010	$1,160	26%	(13)%
Net income—as reported	$277	$901	$802	(69)%	12%
Impact of FX translation(2)	—	(78)	(87)
Net income—ex-FX(3)	$277	$823	$715	(66)%	15%
(1)2018 includes an approximate $250 million gain on the sale of an asset management business. See Note 2 to the Consolidated Financial Statements.
(2)Reflects the impact of FX translation into U.S. dollars at the 2020 average exchange rates for all periods presented.
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

2020 vs. 2019
Net income decreased 66%, reflecting lower revenues, higher cost of credit and higher expenses.
Revenues decreased 8%, reflecting lower retail banking and cards revenues, largely due to the pandemic, including lower interest rates. Revenues also decreased due to the ongoing slowdown in overall economic growth and industry volumes in Mexico.
Retail banking revenues decreased 8%, driven by a decline in loan volumes and lower deposit spreads, partially offset by deposit growth and an increase in assets under management. Average deposits were up 10%, while average loans decreased 5%, reflecting the impact of the pandemic on customer activity, as well as the ongoing economic slowdown. Assets under management increased 12%, including the benefit of market movements.
Cards revenues decreased 10%, primarily driven by lower purchase sales (down 17%) and lower average loans (down 8%), reflecting the impact of the pandemic on customer activity and the ongoing economic slowdown.
Expenses increased 4%, as efficiency savings were more than offset by repositioning costs, pandemic-related expenses, and ongoing investment spending.
Provisions of $1.3 billion increased 26% from the prior year, driven by a higher allowance for credit losses (ACL) build, partially offset by lower net credit losses. Net credit losses decreased 14%, primarily driven by lower average loans and the impact of consumer relief programs.
The ACL build of $316 million (compared to a net reserve release of $35 million in the prior year under prior accounting standards) was driven by builds during the first half of 2020. The builds reflected the impact of a deterioration in Citi’s macroeconomic outlook under the CECL standard, including an increase in the qualitative management adjustment to reflect the potential for a higher level of stress and a slower economic recovery, partially offset by lower loan volumes, both primarily driven by the pandemic. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 15 to the Consolidated Financial Statements.
For additional information on Latin America GCB’s retail banking and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Latin America GCB’s future results, see “COVID-19 Pandemic Overview” above and “Risk Factors” below.

ASIA GCB
Asia GCB provides traditional retail banking and Citi-branded card products to retail and small business customers. During 2020, Asia GCB’s most significant revenues in Asia were from Hong Kong, Singapore, South Korea, Taiwan, India, Australia, Thailand, the Philippines, China and Indonesia. Included within Asia GCB, traditional retail banking and Citi-branded card products are also provided to retail customers in certain EMEA countries, primarily the United Arab Emirates, Poland and Russia.
At December 31, 2020, on a combined basis, the businesses had 224 retail branches, $66.5 billion in retail banking loans and $123.9 billion in deposits. In addition, the businesses had $17.9 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted(1)	2020	2019	2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Net interest revenue	$4,320	$4,697	$4,687	(8)%	—%
Non-interest revenue	2,151	2,638	2,514	(18)	5
Total revenues, net of interest expense	$6,471	$7,335	$7,201	(12)%	2%
Total operating expenses	$4,531	$4,591	$4,656	(1)%	(1)%
Net credit losses on loans	$790	$690	$668	14%	3%
Credit reserve build for loans	520	8	24	NM	(67)
Provision for HTM debt securities and other assets	1	—	—	100	—
Provisions for credit losses	$1,311	$698	$692	88%	1%
Income from continuing operations before taxes	$629	$2,046	$1,853	(69)%	10%
Income taxes	91	469	433	(81)	8
Income from continuing operations	$538	$1,577	$1,420	(66)%	11%
Noncontrolling interests	(4)	6	7	NM	(14)
Net income	$542	$1,571	$1,413	(65)%	11%
Balance Sheet data and ratios
Average assets (in billions of dollars)	$129	$122	$119	6%	3%
Return on average assets	0.42%	1.29%	1.19%
Efficiency ratio	70	63	65
Average deposits (in billions of dollars)	$113	$101	$98	12	3
Net credit losses as a percentage of average loans	0.99%	0.88%	0.86%
Revenue by business
Retail banking	$4,268	$4,435	$4,283	(4)%	4%
Citi-branded cards	2,203	2,900	2,918	(24)	(1)
Total	$6,471	$7,335	$7,201	(12)%	2%
Income (loss) from continuing operations by business
Retail banking	$735	$1,046	$943	(30)%	11%
Citi-branded cards	(197)	531	477	NM	11
Total	$538	$1,577	$1,420	(66)%	11%
FX translation impact
Total revenues—as reported	$6,471	$7,335	$7,201	(12)%	2%
Impact of FX translation(2)	—	(36)	(153)
Total revenues—ex-FX(3)	$6,471	$7,299	$7,048	(11)%	4%
Total operating expenses—as reported	$4,531	$4,591	$4,656	(1)%	(1)%
Impact of FX translation(2)	—	(30)	(118)
Total operating expenses—ex-FX(3)	$4,531	$4,561	$4,538	(1)%	1%
Provisions for credit losses—as reported	$1,311	$698	$692	88%	1%
Impact of FX translation(2)	—	(9)	(25)
Provisions for credit losses—ex-FX(3)	$1,311	$689	$667	90%	3%
Net income—as reported	$542	$1,571	$1,413	(65)%	11%
Impact of FX translation(2)	—	4	(3)
Net income—ex-FX(3)	$542	$1,575	$1,410	(66)%	12%
(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.

(2)    Reflects the impact of FX translation into U.S. dollars at the 2020 average exchange rates for all periods presented.
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

2020 vs. 2019
Net income decreased 66%, as lower revenues and significantly higher cost of credit were partially offset by lower expenses.
Revenues decreased 11%, reflecting lower cards and retail banking revenues, largely due to the pandemic, including lower interest rates.
Retail banking revenues decreased 3%, as growth in deposits and higher fees on investments and foreign currency transactions due to higher volumes and volatility were more than offset by lower deposit spreads and lower insurance revenues. Average deposits increased 11% and average loans increased 5%. Assets under management increased 5% and investment sales increased 43%. Retail lending revenues increased 4%, largely reflecting growth in mortgages and personal loans, partially offset by spread compression in personal loans.
Cards revenues decreased 24%, primarily driven by lower purchase sales (down 16%) and lower average loans (down 8%), reflecting the impact of the pandemic on customer activity, including from lower travel spend in the region given Citi’s skew to an affluent client base and a greater proportion of fee revenues coming from travel-related interchange and foreign transaction fees.
Expenses decreased 1%, as lower discretionary expenses and volume-related costs, as well as efficiency savings, were partially offset by ongoing investment spending.
Provisions of $1.3 billion increased 90%, driven by a higher allowance for credit losses (ACL) build as well as higher net credit losses. Net credit losses increased 16%, as pandemic lockdowns and the deterioration in the macro-environment impacted credit performance.
The ACL build of $520 million (compared to a build of $7 million in the prior year under prior accounting standards) was driven by builds during the first three quarters of 2020. The builds reflected the impact of a deterioration in Citi’s macroeconomic outlook under the CECL standard, including an increase in the qualitative management adjustment to reflect the potential for a higher level of stress and a slower economic recovery, partially offset by lower loan volumes, both primarily driven by the pandemic. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 15 to the Consolidated Financial Statements.
For additional information on Asia GCB’s retail banking portfolios and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Asia GCB’s future results, see “COVID-19 Pandemic Overview” above and “Risk Factors” below.

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
ICG’s management of the Markets businesses involves daily monitoring and evaluation of the above factors at the trading desk as well as the country level. ICG does not separately track the impact on total Markets revenues of the volume of transactions, bid/offer spreads, fair value changes of product inventory positions and economic hedges because, as noted above, these components are interrelated and are not deemed useful or necessary to manage the Markets businesses at an aggregate level.
In the Markets businesses, client revenues are those revenues directly attributable to client transactions at the time of inception, including commissions, interest or fees earned. Client revenues do not include the results of client facilitation activities (e.g., holding product inventory in anticipation of client demand) or the results of certain economic hedging activities.
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 96 countries and jurisdictions. At December 31, 2020, ICG had $1.7 trillion in assets and $924 billion in deposits, while two of its businesses—securities services and issuer services—managed $24.0 trillion and $20.3 trillion in assets under custody as of December 31, 2020 and 2019, respectively. For additional information on these operations, see “Administration and Other Fiduciary Fees” in Note 5 to the Consolidated Financial Statements.

In millions of dollars, except as otherwise noted	2020	2019	2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Commissions and fees	$4,412	$4,462	$4,651	(1)%	(4)%
Administration and other fiduciary fees	2,877	2,756	2,806	4	(2)
Investment banking	5,009	4,440	4,358	13	2
Principal transactions	13,308	8,562	8,742	55	(2)
Other(1)	1,149	1,829	941	(37)	94
Total non-interest revenue	$26,755	$22,049	$21,498	21%	3%
Net interest revenue (including dividends)	17,498	17,252	16,827	1	3
Total revenues, net of interest expense	$44,253	$39,301	$38,325	13%	3%
Total operating expenses	$23,467	$22,224	$21,780	6%	2%
Net credit losses on loans	$987	$394	$208	NM	89%
Credit reserve build (release) for loans	3,172	71	(109)	NM	NM
Provision for credit losses on unfunded lending commitments	1,435	98	116	NM	(16)
Provisions for credit losses on HTM debt securities and other assets	21	—	—	100%	—
Provisions for credit losses	$5,615	$563	$215	NM	NM
Income from continuing operations before taxes	$15,171	$16,514	$16,330	(8)%	1%
Income taxes	3,373	3,570	3,756	(6)	(5)
Income from continuing operations	$11,798	$12,944	$12,574	(9)%	3%
Noncontrolling interests	50	40	17	25	NM
Net income	$11,748	$12,904	$12,557	(9)%	3%
Balance Sheet data and ratios
EOP assets (in billions of dollars)	$1,730	$1,447	$1,438	20%	1%
Average assets (in billions of dollars)	1,706	1,493	1,449	14	3
Return on average assets	0.69%	0.86%	0.87%
Efficiency ratio	53	57	57
Revenues by region
North America	$17,185	$13,459	$13,522	28%	—%
EMEA	12,814	12,006	11,770	7	2
Latin America	4,838	5,166	4,954	(6)	4
Asia	9,416	8,670	8,079	9	7
Total	$44,253	$39,301	$38,325	13%	3%
Income from continuing operations by region
North America	$3,461	$3,511	$3,675	(1)%	(4)%
EMEA	3,327	3,867	3,889	(14)	(1)
Latin America	1,406	2,111	2,013	(33)	5
Asia	3,604	3,455	2,997	4	15
Total	$11,798	$12,944	$12,574	(9)%	3%
Average loans by region (in billions of dollars)
North America	$201	$188	$174	7%	8%
EMEA	88	87	81	1	7
Latin America	39	40	42	(3)	(5)
Asia	71	73	77	(3)	(5)
Total	$399	$388	$374	3%	4%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$651	$536	$509	21%	5%
All other ICG businesses	273	232	218	18	6
Total	$924	$768	$727	20%	6%

(1)    2019 includes an approximate $350 million gain on Citi’s investment in Tradeweb.
NM Not meaningful

ICG Revenue Details

In millions of dollars	2020	2019	2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Investment banking revenue details
Advisory	$1,010	$1,259	$1,301	(20)%	(3)%
Equity underwriting	1,593	973	991	64	(2)
Debt underwriting	3,184	2,984	2,719	7	10
Total investment banking	$5,787	$5,216	$5,011	11%	4%
Treasury and trade solutions	9,524	10,293	9,914	(7)	4
Corporate lending—excluding gains (losses) on loan hedges(1)	2,184	2,921	2,913	(25)	—
Private bank—excluding gains (losses) on loan hedges(1)	3,737	3,460	3,398	8	2
Total Banking revenues (ex-gains (losses) on loan hedges)(1)	$21,232	$21,890	$21,236	(3)%	3%
Gains (losses) on loan hedges(1)	$(51)	$(432)	$45	88%	NM
Total Banking revenues (including gains (losses) on loan hedges), net of interest expense	$21,181	$21,458	$21,281	(1)%	1%
Fixed income markets(2)	$17,256	$12,884	$11,661	34%	10%
Equity markets	3,624	2,908	3,427	25	(15)
Securities services	2,545	2,631	2,631	(3)	—
Other	(353)	(580)	(675)	39	14
Total Markets and securities services revenues, net of interest expense	$23,072	$17,843	$17,044	29%	5%
Total revenues, net of interest expense	$44,253	$39,301	$38,325	13%	3%
Commissions and fees	$677	$782	$705	(13)%	11%
Principal transactions(3)	11,518	7,661	7,134	50	7
Other(2)	579	1,117	380	(48)	NM
Total non-interest revenue	$12,774	$9,560	$8,219	34%	16%
Net interest revenue	4,482	3,324	3,442	35	(3)
Total fixed income markets(4)	$17,256	$12,884	$11,661	34%	10%
Rates and currencies	$12,145	$9,225	$8,486	32%	9%
Spread products/other fixed income	5,111	3,659	3,175	40	15
Total fixed income markets	$17,256	$12,884	$11,661	34%	10%
Commissions and fees	$1,245	$1,121	$1,267	11%	(12)%
Principal transactions(3)	1,281	775	1,240	65	(38)
Other	322	172	110	87	56
Total non-interest revenue	$2,848	$2,068	$2,617	38%	(21)%
Net interest revenue	776	840	810	(8)	4
Total equity markets(4)	$3,624	$2,908	$3,427	25%	(15)%

(1)    Credit derivatives are used to economically hedge a portion of the private bank and corporate loan portfolio that includes both accrual loans and loans at fair value. Gains (losses) on loan hedges include the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the private bank and corporate lending revenues to reflect the cost of credit protection. Gains (losses) on loan hedges include $(74) million related to the corporate loan portfolio and $23 million related to the private bank for the year ended December 31, 2020. All of gains (losses) on loan hedges are related to the corporate loan portfolio for the years ended December 31, 2019 and 2018. Citigroup’s results of operations excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.
(2)    2019 includes an approximate $350 million gain on Citi’s investment in Tradeweb.
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

2020 vs. 2019
Net income decreased 9%, as higher revenues were more than offset by significantly higher credit costs and higher expenses.
Revenues increased 13%, driven by a 29% increase in Markets and securities services revenues, partially offset by a 1% decrease in Banking revenues (including the impact of gains (losses) on loan hedges). Excluding the impact of gains (losses) on loan hedges, Banking revenues declined 3%, as growth in investment banking and the private bank was more than offset by a decrease in treasury and trade solutions and corporate lending. Excluding the pretax gain of approximately $350 million on Citi’s investment in Tradeweb in the prior year, Markets and securities services revenues increased 32%, primarily driven by growth in both fixed income markets and equity markets, partially offset by a decline in securities services.

Within Banking:

•Investment banking revenues were up 11%, reflecting growth in overall market wallet as well as gains in wallet share. Advisory revenues decreased 20%, primarily reflecting a decline in the market wallet largely due to the pandemic and a decline in wallet share. Equity underwriting revenues increased 64%, reflecting growth in North America, EMEA and Asia, driven by continued strength in the market wallet, reflecting improved market liquidity and investor sentiment as well as wallet share gains. Debt underwriting revenues increased 7%, reflecting particular strength in North America, partially offset by Latin America, primarily driven by an increase in the second quarter of 2020, as the business assisted clients with sourcing liquidity. The increase in revenues was largely driven by a higher market wallet in investment grade debt underwriting, as well as an increase in overall wallet share.
•Treasury and trade solutions revenues decreased 7%. Excluding the impact of FX translation, revenues decreased 5%, primarily driven by declines in EMEA and Asia. The decline in revenues was driven by both the cash and trade businesses. In the cash business, the decline in revenues reflected lower interest rates and a slowdown in commercial cards spend driven by the pandemic, partially offset by strong deposit volumes. Average deposit balances increased 23% (22% excluding the impact of FX translation), reflecting strong client engagement and solid growth across all regions. In trade, revenues were impacted by a decline in trade fees and trade loans, reflecting a slowdown in underlying trade flows related to the pandemic, partially offset by improved trade spreads.
•Corporate lending revenues decreased 15%, including lower losses on loan hedges. Excluding the impact of losses on loan hedges, revenues decreased 25%, driven by lower loan spreads, an adjustment to the residual value of a lease financing asset and higher hedging costs, partially offset by higher average loan volumes. Average loans were up 4%, reflecting higher volumes as the business assisted clients with sourcing liquidity in the evolving environment, primarily in the first half of 2020. End-of-period loans declined 9% in the current year, primarily reflecting repayments, as Citi’s clients accessed the capital markets, as well as lower loan demand in the second half of 2020, given more muted economic activity.
•Private bank revenues increased 9%. Excluding the impact of gains on loan hedges, revenues increased 8%, reflecting strength across all regions, driven by continued solid client engagement, in particular in capital markets, higher managed investments revenues and higher loan and deposit volumes, partially offset by lower deposit spreads due to the low interest rate environment.

Within Markets and securities services:

•Fixed income markets revenues increased 34%. Excluding the Tradeweb gain in the prior year, revenues increased 38%, reflecting strength across all regions, driven by strong client activity in rates and currencies, spread products and commodities, due to the impact of market conditions, including elevated volatility related to the pandemic primarily in the first half of the year, and developments related to vaccines and the U.S. elections in the second half of the year. Non-interest revenues increased, reflecting higher corporate and investor activity, given elevated volumes, spreads and volatility, primarily in the first half the year. Net interest revenues also increased, largely reflecting a change in the mix of trading positions in support of client activity, as well as lower funding costs.
Rates and currencies revenues increased 32%, primarily driven by higher G10 rates and currencies revenues in North America and EMEA, as Citi helped corporate and investor clients reposition their portfolios in a volatile market environment driven by the pandemic largely in the first half of 2020. Spread products and other fixed income revenues increased 40%, reflecting strong client activity following robust primary issuance, particularly in flow trading, as well as a more favorable market making environment, as evidenced by spread tightening. Commodities revenues increased, reflecting a more favorable market making environment, as volatility remained elevated, particularly in gold and oil.
•Equity markets revenues increased 25%, driven by higher revenues in cash equities and derivatives, partially offset by a modest decline in prime finance revenues. Cash equities revenues increased driven by elevated levels of client activity. Equity derivatives revenues increased, reflecting strong client activity and continued market volatility, particularly in North America. The decline in prime finance revenues was largely due to lower financing spreads. Non-interest revenues increased, primarily driven by higher principal transactions and commissions and fee revenues, due to higher client activity and a more favorable trading environment due to volatility related to the pandemic and developments related to vaccines and U.S. elections, as well as a change in the mix of trading positions in support of client activity.
•Securities services revenues decreased 3%. Excluding the impact of FX translation, revenues decreased 1%, as higher deposit volumes were more than offset by lower deposit spreads due to the low interest rate environment.

For additional information on trends in ICG’s deposits and trade loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.

Expenses increased 6%, reflecting investments in infrastructure, risk management and controls, higher compensation costs, operational losses related to certain legal matters and volume-driven growth, partially offset by efficiency savings.
Provisions increased to $5.6 billion, driven by net credit losses of $987 million (compared to $394 million in the prior year), and an ACL build of $4.6 billion (compared to a modest build in the prior year under prior accounting standards). The increase in net credit losses was largely driven by write-offs across various sectors in both North America and EMEA, primarily reflecting energy and energy-related exposures. The net credit losses were partially offset by the release of previously established ACL reserves.
The increase in the ACL build was driven by builds during the first half of 2020. The builds reflected the impact of a deterioration in Citi’s macroeconomic outlook under the CECL standard, driven by the impact of the pandemic across multiple sectors, as well as downgrades in the corporate portfolios. Sectors significantly impacted by the pandemic (including transportation; commercial real estate; energy and energy-related; and consumer retail) drove approximately half of the ACL reserve build during 2020. The reserve build also included an increase in the qualitative management adjustment to reflect the potential for a higher level of stress and a slower economic recovery. For additional information on Citi’s ACL accounting, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 15 to the Consolidated Financial Statements.
As of December 31, 2020, reserves held on Citi’s balance sheet represented 1.4% of funded loans, compared to 0.7% as of December 31, 2019, including 4.4% of reserves held against the non-investment grade portion.
For additional information on ICG’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information about trends, uncertainties and risks related to ICG’s future results, see “COVID-19 Pandemic Overview” and “Risk Factors” above.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At December 31, 2020, Corporate/Other had $96 billion in assets.

In millions of dollars	2020	2019	2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Net interest revenue	$(150)	$1,890	$2,361	NM	(20)%
Non-interest revenue	204	124	(171)	65%	NM
Total revenues, net of interest expense	$54	$2,014	$2,190	(97)%	(8)%
Total operating expenses	$2,501	$2,150	$2,275	16%	(5)%
Net credit losses (recoveries) on loans	$(22)	$(8)	$21	NM	NM
Credit reserve build (release) for loans	188	(60)	(218)	NM	72%
Provision (release) for credit losses on unfunded lending commitments	11	(7)	(3)	NM	NM
Provisions (releases) for benefits and claims, HTM debt securities and other assets	1	—	(2)	100%	100
Provisions (releases) for credit losses and for benefits and claims	$178	$(75)	$(202)	NM	63%
Income (loss) from continuing operations before taxes	$(2,625)	$(61)	$117	NM	NM
Income taxes (benefits)	(1,060)	(886)	(88)	(20)%	NM
Income (loss) from continuing operations	$(1,565)	$825	$205	NM	NM
(Loss) from discontinued operations, net of taxes	(20)	(4)	(8)	NM	50%
Net income (loss) before attribution of noncontrolling interests	$(1,585)	$821	$197	NM	NM
Noncontrolling interests	(6)	20	11	NM	82%
Net income (loss)	$(1,579)	$801	$186	NM	NM
NM Not meaningful

2020 vs. 2019
Net loss was $1.6 billion, compared to net income of $801 million in the prior year, largely driven by lower revenues, higher expenses, higher cost of credit and higher tax benefits in the prior year. The higher tax benefits in the prior year were primarily due to higher valuation allowance adjustments on Citi’s deferred tax assets.
Revenues of $54 million decreased $2.0 billion, reflecting the impact of lower interest rates, episodic gains in the prior year, the wind-down of legacy assets and marks on securities.
Expenses increased 16%, as the wind-down of legacy assets was more than offset by investments in infrastructure, risk management and controls, the $400 million civil money penalty (for additional information, see “Executive Summary” and “Citi’s Consent Order Compliance” above) and incremental costs associated with the pandemic.
Provisions increased $253 million to $178 million, primarily driven by ACL builds of $199 million on legacy assets (versus a $67 million release in the prior year under prior accounting standards).
The ACL build was driven by builds during the first half of 2020 and primarily reflected the impact of a deterioration in Citi’s macroeconomic outlook under the CECL standard, primarily due to the pandemic. For additional information on Citi’s ACL, see “Significant Accounting Policies and

Significant Estimates” below and Notes 1 and 15 to the Consolidated Financial Statements.
For additional information about trends, uncertainties and risks related to Corporate/Other’s future results, see “COVID-19 Pandemic Overview” above and “Risk Factors” below.

CAPITAL RESOURCES
Overview
Capital is used principally to support assets in Citi’s businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock and noncumulative perpetual preferred stock, among other issuances. Further, Citi’s capital levels may also be affected by changes in accounting and regulatory standards, as well as U.S. corporate tax laws and the impact of future events on Citi’s business results, such as changes in interest and foreign exchange rates, as well as business and asset dispositions.
During 2020, Citi returned a total of $7.2 billion of capital to common shareholders in the form of share repurchases (approximately 41 million common shares) and dividends. On March 15, 2020, Citi announced it had joined other major U.S. banks in suspending share repurchases to support clients in light of the pandemic. Citi commenced share repurchases in February 2021. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends—Equity Security Repurchases” below.

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
Under the U.S. Basel III rules, both Citi and Citibank, N.A. (Citibank) are required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6.0% and 8.0%, respectively. Further, the U.S. Basel III rules implement the “capital floor provision” of the so-called “Collins Amendment” of the Dodd-Frank Act, which requires Advanced Approaches banking organizations to calculate each of the three risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital) under both the U.S. Basel III Standardized Approach and the Advanced Approaches and comply with the lower of each of the resulting risk-based capital ratios.

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
The interim final rule became effective for Citigroup’s Supplementary Leverage ratio, as well as for Citigroup’s leverage-based Total Loss Absorbing Capacity (TLAC) and Long-Term Debt (LTD) requirements, beginning with the quarter ended June 30, 2020, and will continue through March 31, 2021. Citigroup’s reported Supplementary Leverage ratio of 7.0% benefited 109 basis points during the fourth quarter of 2020 as a result of the temporary relief. Excluding the temporary relief, Citigroup’s Supplementary Leverage ratio would have been 5.9%, compared with a 5.0% effective minimum requirement.
In June 2020, the U.S. banking agencies issued an interim final rule permitting depository institutions, including Citibank, to elect to temporarily exclude U.S. Treasuries and deposits at Federal Reserve Banks from Total Leverage Exposure, subject to the condition that the depository institution receive approval from its primary federal banking regulator prior to paying dividends or making certain other capital distributions while the exclusion is in effect. Citibank did not elect to temporarily exclude U.S. Treasuries and deposits at Federal Reserve Banks from Total Leverage
Exposure. Accordingly, the calculation methodology of Citibank’s Supplementary Leverage ratio was unchanged.

Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology
In September 2020, the U.S. banking agencies issued a final rule (substantially unchanged from a March 2020 interim final rule) that modifies the regulatory capital transition provision related to the current expected credit losses (CECL) methodology.
The final rule permits banks to delay for two years the “Day One” adverse regulatory capital effects resulting from adoption of the CECL methodology on January 1, 2020 until January 1, 2022, followed by a three-year transition to phase out the regulatory capital benefit provided by the delay.
In addition, for the ongoing impact of CECL, the agencies utilize a 25% scaling factor as an approximation of the increased reserve build under CECL compared to the previous incurred loss model and, therefore, allows banks to add back to Common Equity Tier 1 Capital an amount equal to 25% of the change in CECL-based allowances recognized through earnings in each quarter between January 1, 2020 and December 31, 2021. Beginning January 1, 2022, the cumulative 25% change in CECL-based allowances recognized through earnings between January 1, 2020 and December 31, 2021 will be phased in to regulatory capital at 25% per year on January 1 of each year over the three-year transition period, along with the delayed “Day One” impact.
Citigroup and Citibank have elected the modified CECL transition provision provided by the rule beginning with the quarter ended March 31, 2020. Accordingly, the Day One regulatory capital effects resulting from adoption of the CECL methodology, as well as the ongoing adjustments for 25% of the change in CECL-based allowances recognized through earnings in each quarter between January 1, 2020 and December 31, 2021, will now commence phase-in on January 1, 2022 and will be fully reflected in Citi’s regulatory capital as of January 1, 2025.
For additional information on the U.S. banking agencies’ original regulatory capital transition provision related to the “Day One” adverse regulatory capital effects resulting from adoption of the CECL methodology, see “Capital Resources—Regulatory Capital Treatment—Implementation and Transition of the Current Expected Credit Losses (CECL) Methodology” in Citi’s 2019 Annual Report on Form 10-K. Neither the September 2020 final rule nor the agencies’ prior guidance has any impact on U.S. GAAP accounting.

Regulatory Capital Buffers
Citi and Citibank are required to maintain several regulatory capital buffers above stated minimum capital requirements. These capital buffers would be available to absorb losses in advance of any potential impairment of regulatory capital below the stated minimum risk-based capital ratio requirements. Any breach of the buffers to absorb losses during periods of financial or economic stress would result in restrictions on earnings distributions (e.g., dividends, share repurchases and discretionary executive bonuses), with the degree of such restrictions based upon the extent to which the buffers are breached. For additional information regarding limitations on capital distributions, see “Use of Regulatory Capital Buffers” below.

Stress Capital Buffer
In March 2020, the Federal Reserve Board issued the final Stress Capital Buffer (SCB) rule, integrating the annual stress testing requirements with ongoing regulatory capital requirements.
For Citigroup only, the SCB replaces the fixed 2.5% Capital Conservation Buffer under the Standardized Approach, and equals the peak-to-trough Common Equity Tier 1 Capital ratio decline under the Supervisory Severely Adverse scenario used in the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST), plus four quarters of planned common stock dividends, subject to a floor of 2.5%. The fixed 2.5% Capital Conservation Buffer will continue to apply under the Advanced Approaches. SCB-based minimum capital requirements will generally be updated once per year as part of the CCAR process. For additional information regarding CCAR and DFAST, see “Stress Testing Component of Capital Planning” below.
In August 2020, the Federal Reserve Board finalized and announced Citi’s SCB requirement of 2.5%. Accordingly, effective October 1, 2020, Citigroup is required to maintain a 10.0% effective minimum Common Equity Tier 1 Capital ratio under the Standardized Approach, which is unchanged from Citi’s previous effective minimum requirement Common Equity Tier 1 Capital ratio under the Standardized Approach inclusive of the 2.5% Capital Conservation Buffer.
The Federal Reserve Board may, but is not required to, recalculate Citi’s SCB as a result of the capital plan resubmission, and has deferred such a decision through March 31, 2021. For additional information on the capital plan resubmission, which the Federal Reserve Board required for each firm subject to its capital plan rule, see “Capital Plan Resubmission and Related Limitations on Capital Distributions” below.
The SCB applies to Citigroup only. The regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unchanged by the SCB final rule.

Capital Conservation Buffer and Countercyclical Capital Buffer
Citigroup is subject to a fixed 2.5% Capital Conservation Buffer under the Advanced Approaches and, prior to the October 1, 2020 effective date of the SCB, under the Standardized Approach as well. Citibank is subject to the fixed 2.5% Capital Conservation Buffer under both the Advanced Approaches and the Standardized Approach.
Additionally, Advanced Approaches banking organizations, such as Citi and Citibank, are subject to a discretionary Countercyclical Capital Buffer. The Federal Reserve Board last voted to affirm the Countercyclical Capital Buffer amount at the current level of 0% in December 2020.

GSIB Surcharge
The Federal Reserve Board imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi. The GSIB surcharge augments the SCB, Capital Conservation Buffer and, if invoked, any Countercyclical Capital Buffer.
A U.S. bank holding company that is designated a GSIB is required, on an annual basis, to calculate a surcharge using two methods and is subject to the higher of the resulting two surcharges. The first method (“method 1”) is based on the Basel Committee’s GSIB methodology. Under the second method (“method 2”), the substitutability category under the Basel Committee’s GSIB methodology is replaced with a quantitative measure intended to assess a GSIB’s reliance on short-term wholesale funding. In addition, method 1 incorporates relative measures of systemic importance across certain global banking organizations and a year-end spot foreign exchange rate, whereas method 2 uses fixed measures of systemic importance and application of an average foreign exchange rate over a three-year period. The GSIB surcharges calculated under both method 1 and method 2 are based on measures of systemic importance from the year immediately preceding that in which the GSIB surcharge calculations are being performed (e.g., the method 1 and method 2 GSIB surcharges to be calculated by December 31, 2021 will be based on 2020 systemic indicator data). Generally, Citi’s surcharge determined under method 2 will result in a higher surcharge than its surcharge determined under method 1.
Should a GSIB’s systemic importance change year-over-year such that it becomes subject to a higher surcharge, the higher surcharge would not become effective for a full year (e.g., a higher surcharge calculated by December 31, 2021 would not become effective until January 1, 2023). However, if a GSIB’s systemic importance changes such that the GSIB would be subject to a lower surcharge, the GSIB would be subject to the lower surcharge beginning with the next calendar year (e.g., a lower surcharge calculated by December 31, 2021 would become effective January 1, 2022).

The following table sets forth Citi’s effective GSIB surcharge as determined under method 1 and method 2 for 2020 and 2019:

	2020	2019
Method 1	2.0%	2.0%
Method 2	3.0	3.0

Citi’s GSIB surcharge effective for both 2020 and 2019 was 3.0%, as derived under the higher method 2 result. Citi’s GSIB surcharge effective for 2021 will remain unchanged at 3.0%, as derived under the higher method 2 result. Citi expects that its method 2 GSIB surcharge will continue to remain higher than its method 1 GSIB surcharge. Accordingly, Citi’s GSIB surcharge effective for 2022 will not exceed 3.0%. Citi’s GSIB surcharge effective for 2023 will likely be based on the lower of its method 2 scores for year-end 2020 and 2021, and could increase to 3.5%.
Use of Regulatory Capital Buffers
In March 2020, the U.S. banking agencies issued a statement encouraging banking organizations to use their regulatory capital buffers as they respond to the challenges presented by the effects of the COVID-19 pandemic.
Consistent with the statement, in October 2020, the U.S. banking agencies issued a final rule (substantially unchanged from two previous interim final rules in March 2020) that eases capital distribution limitations in the original U.S. Basel III rules, in an effort to reduce the impact of using regulatory capital buffers. The changes in the rule have the potential to prevent a complete and sudden cessation of capital distributions due to a breach of regulatory capital buffers, which include the SCB, Capital Conservation Buffer, GSIB surcharge, and any Countercyclical Capital Buffer (currently 0%).
The rule became effective in March 2020, and applies to risk-based capital ratios, the Supplementary Leverage ratio, and RWA-based or leverage-based external TLAC buffers. External Long-Term Debt requirements do not include any buffers and are, therefore, unaffected by the final rule. For additional information on Citi’s TLAC-related requirements, see “Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance, Conduct and Legal Risks” below.
More specifically, under the U.S. Basel III rules, banking organizations that fall below their regulatory capital buffers are subject to limitations on capital distributions and discretionary bonus payments to executive officers based on a percentage of “Eligible Retained Income” (ERI), with increasing restrictions based upon the severity of the breach. The original definition of ERI in the U.S. Basel III rules was equal to the bank’s net income for the four calendar quarters preceding the current calendar quarter, net of any distributions and tax effects not already reflected in net income. The final rule revises the definition of ERI to equal the greater of: (i) the bank’s net income for the four calendar quarters preceding the current calendar quarter, net of any distributions and tax effects not already reflected in net income, and (ii) the average of the bank’s net income for the four calendar quarters preceding the current calendar quarter.
As of December 31, 2020, Citi’s regulatory capital ratios exceeded effective regulatory minimum requirements. Citi is not subject to payout limitations as a result of Basel III requirements. For information related to capital distribution limitations that are currently in effect for large banks, see “Capital Plan Resubmission and Related Limitations on Capital Distributions” below.
The impact of the final rule on Citibank is limited, because the minimum requirements to be considered “well-capitalized” under the Prompt Corrective Action (PCA) framework are unchanged.

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
Accordingly, an insured depository institution, such as Citibank, must maintain minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized.” In addition, insured depository institution subsidiaries of U.S. GSIBs, including Citibank, must maintain a minimum Supplementary Leverage ratio of 6.0% to be considered “well capitalized.” Citibank was “well capitalized” as of December 31, 2020.

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
For the largest and most complex firms, such as Citi, CCAR includes a qualitative evaluation of a firm’s abilities to determine its capital needs on a forward-looking basis. In conducting the qualitative assessment, the Federal Reserve Board evaluates firms’ capital planning practices, focusing on six areas of capital planning—namely, governance, risk management, internal controls, capital policies, incorporating stressful conditions and events, and estimating impact on capital positions. As part of the CCAR process, the Federal Reserve Board evaluates Citi’s capital adequacy, capital adequacy process and its planned capital distributions, such as dividend payments and common share repurchases. The Federal Reserve Board assesses whether Citi has sufficient capital to continue operations throughout times of economic and financial market stress and whether Citi has robust, forward-looking capital planning processes that account for its unique risks.

Since firms are now required to maintain risk-based capital ratio minimum requirements that integrate stress test results, the Federal Reserve Board’s SCB final rule eliminated a number of previous CCAR requirements, including the once-a-year quantitative objection, the pre-approval requirement from the Federal Reserve Board for making distributions in excess of planned capital actions, and the 30% dividend payout ratio as a criterion for heightened supervisory scrutiny.
All CCAR firms, including Citi, are subject to a rigorous evaluation of their capital planning process. Firms with weak practices may be subject to a deficient supervisory rating, and potentially an enforcement action, for failing to meet supervisory expectations. For additional information regarding CCAR, see “Risk Factors—Strategic Risks” below.
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

Capital Plan Resubmission and Related Limitations on Capital Distributions
In June 2020, the Federal Reserve Board determined that changes in financial markets and macroeconomic outlooks related to the COVID-19 pandemic could have a material effect on the risk profile and financial condition of each firm subject to its capital plan rule and, therefore, required updated capital plans. Citigroup resubmitted its capital plan in November 2020.
In December 2020, the Federal Reserve Board announced
that it was modifying and extending for an additional quarter several measures that were previously announced for the third and fourth quarters of 2020 to ensure that large banks maintain a high level of capital resilience. Through the end of the first quarter of 2021, the Federal Reserve Board has authorized firms, including Citi, to pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters, unless otherwise specified by the Federal Reserve Board, provided that the firm does not exceed the amount of common stock dividends paid in the second quarter of 2020. Additionally, through the end of the first quarter of 2021, the Federal Reserve Board has authorized firms to make share repurchases relating to issuances of common stock related to employee stock ownership plans, and to redeem and make scheduled payments on Additional Tier 1 Capital and Tier 2 Capital instruments. These limitations on capital distributions may be extended or modified by the Federal Reserve Board.
On June 29, 2020, Citi announced its planned capital actions including common dividends. Citi is permitted to return capital to common shareholders of up $2.8 billion during the first quarter of 2021, including the previously announced common dividends of $0.51 per share in the quarter, consistent with the Federal Reserve Board’s income-based formula for temporary limitations on common dividends and common share repurchases announced in December 2020. Citi commenced share repurchases in February 2021.
The Federal Reserve Board may, but is not required to, recalculate Citi’s SCB as a result of the capital plan resubmission, and has deferred such a decision up to March 31, 2021.

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
The following tables set forth Citi’s capital components and ratios as of December 31, 2020, September 30, 2020 and December 31, 2019:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	Dec. 31, 2020	Sep. 30, 2020	Dec. 31, 2019	Dec. 31, 2020	Sep. 30, 2020	Dec. 31, 2019
Common Equity Tier 1 Capital(2)		$147,274	$142,158	$137,798	$147,274	$142,158	$137,798
Tier 1 Capital		167,053	160,311	155,805	167,053	160,311	155,805
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)		195,959	189,477	181,337	204,849	198,120	193,711
Total Risk-Weighted Assets		1,255,284	1,218,977	1,142,804	1,221,576	1,178,219	1,168,848
Credit Risk(2)		$844,374	$821,024	$778,759	$1,109,435	$1,077,719	$1,110,100
Market Risk		107,812	96,873	57,317	112,141	100,500	58,748
Operational Risk		303,098	301,080	306,728	—	—	—
Common Equity Tier 1 Capital ratio(3)	10.0%	11.73%	11.66%	12.06%	12.06%	12.07%	11.79%
Tier 1 Capital ratio(3)	11.5	13.31	13.15	13.63	13.68	13.61	13.33
Total Capital ratio(3)	13.5	15.61	15.54	15.87	16.77	16.82	16.57

In millions of dollars, except ratios	Effective Minimum Requirement	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
Quarterly Adjusted Average Total Assets(2)(4)		$2,265,615	$2,224,446	$1,957,039
Total Leverage Exposure(2)(5)		2,386,881	2,349,620	2,513,702
Tier 1 Leverage ratio	4.0%	7.37%	7.21%	7.96%
Supplementary Leverage ratio	5.0	7.00	6.82	6.20

(1)Beginning October 1, 2020, Citi’s effective minimum risk-based capital requirements include the 2.5% SCB and 3.0% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.0% GSIB surcharge under the Advanced Approaches (all of which must be composed of Common Equity Tier 1 Capital). For prior periods presented, Citi’s effective minimum risk-based capital requirements include the 2.5% Capital Conservation Buffer and the 3.0% GSIB surcharge under both Approaches.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax), deferred tax assets (DTAs) arising from temporary differences, and the ACL upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust retained earnings and the ACL in an amount equal to 25% of the change in the ACL recognized through earnings (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the ACL between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in quarterly adjusted average total assets and Total Leverage Exposure. Additionally, the increase in DTAs arising from temporary differences upon the January 1, 2020 adoption date has been deducted from risk-weighted assets (RWA) and will phase in to RWA at 25% per year commencing January 1, 2022.
(3)Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Advanced Approaches framework as of December 31, 2020 and September 30, 2020, and the Basel III Standardized Approach as of December 31, 2019, whereas Citi’s reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework for all periods presented.
(4)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(5)Supplementary Leverage ratio denominator. Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excludes U.S. Treasuries and deposits at Federal Reserve Banks. For additional information, see “Temporary Supplementary Leverage Ratio Relief” above.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.7% at December 31, 2020 and September 30, 2020, both under the Basel III Advanced Approaches framework. Citi’s reportable Common Equity Tier 1 Capital ratio was 11.8% at December 31, 2019 under the Basel III Standardized Approach. Citi’s Common Equity Tier 1 Capital ratio remained unchanged from September 30, 2020, as a net increase in risk-weighted assets and the return of $1.1 billion capital to common shareholders in the form of dividends were offset by quarter-to-date net income of $4.3 billion. Citi’s Common Equity Tier 1 Capital ratio decreased from year-end 2019, largely driven by a net increase in risk-weighted assets and the return of $7.2 billion of capital to common shareholders in the form of share repurchases and dividends, partially offset by year-to-date net income of $11.0 billion, beneficial net movements in AOCI, and the relief of the modified CECL transition provision.
Components of Citigroup Capital

In millions of dollars	December 31, 2020	December 31, 2019
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$180,118	$175,414
Add: Qualifying noncontrolling interests	141	154
Regulatory capital adjustments and deductions:
Add: CECL transition and 25% provision deferral(2)	5,348	—
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	1,593	123
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(1,109)	(679)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	21,124	21,066
Identifiable intangible assets other than MSRs, net of related DTLs	4,166	4,087
Less: Defined benefit pension plan net assets	921	803
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,638	12,370
Total Common Equity Tier 1 Capital (Advanced Approaches and Standardized Approach)	$147,274	$137,798
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$19,324	$17,828
Qualifying trust preferred securities(5)	1,393	1,389
Qualifying noncontrolling interests	35	42
Regulatory capital deductions:
Less: Permitted ownership interests in covered funds(6)	917	1,216
Less: Other	56	36
Total Additional Tier 1 Capital (Advanced Approaches and Standardized Approach)	$19,779	$18,007
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Advanced Approaches and Standardized Approach)	$167,053	$155,805
Tier 2 Capital
Qualifying subordinated debt	$23,481	$23,673
Qualifying trust preferred securities(7)	331	326
Qualifying noncontrolling interests	41	46
Excess of eligible credit reserves over expected credit losses(2)(8)	5,084	1,523
Regulatory capital deduction:
Less: Other	31	36
Total Tier 2 Capital (Advanced Approaches)	$28,906	$25,532
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$195,959	$181,337
Adjustment for eligible allowance for credit losses(2)(8)	$8,890	$12,374
Total Tier 2 Capital (Standardized Approach)	$37,796	$37,906
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$204,849	$193,711

Footnotes continue on the following page.

(1)Issuance costs of $156 million and $152 million related to noncumulative perpetual preferred stock outstanding at December 31, 2020 and 2019, respectively, are excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax) and the ACL upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust retained earnings and the ACL in an amount equal to 25% of the change in the ACL recognized through earnings (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the ACL between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.
(4)Of Citi's $24.8 billion of net DTAs at December 31, 2020, $15.3 billion was includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $9.5 billion was excluded. Excluded from Citi's Common Equity Tier 1 Capital as of December 31, 2020 was $11.6 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards. The amount excluded was reduced by $2.1 billion of net DTLs primarily associated with goodwill and certain other intangible assets that are separately deducted from capital. DTAs arising from tax carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if these DTAs exceed a 10% limitation under the U.S. Basel III rules. Citi’s DTAs do not currently exceed this limitation and, therefore, are not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk weighting at 250%.
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
(7)Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the U.S. Basel III rules, which will be fully phased out of Tier 2 Capital by January 1, 2022.
(8)Under the Advanced Approaches framework, eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets, which differs from the Standardized Approach, in which the ACL is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess ACL being deducted in arriving at credit risk-weighted assets. The total amount of ACL that was eligible for inclusion in Tier 2 Capital, subject to limitation, under the Standardized Approach framework was $14.0 billion and $13.9 billion at December 31, 2020 and December 31, 2019 respectively.

Citigroup Capital Rollforward

In millions of dollars	Three months ended December 31, 2020	Twelve months ended December 31, 2020
Common Equity Tier 1 Capital, beginning of period	$142,158	$137,798
Net income	4,309	11,047
Common and preferred dividends declared	(1,340)	(5,394)
Net change in treasury stock	8	(2,469)
Net increase in common stock and additional paid-in capital	87	10
Net change in foreign currency translation adjustment net of hedges, net of tax	2,401	(250)
Net change in unrealized gains (losses) on debt securities AFS, net of tax	(98)	3,585
Net change in defined benefit plans liability adjustment, net of tax	62	(55)
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	62	(45)
Net increase in excluded component of fair value hedges	(16)	(15)
Net increase in goodwill, net of related DTLs	(602)	(58)
Net change in identifiable intangible assets other than MSRs, net of related DTLs	82	(79)
Net change in defined benefit pension plan net assets	28	(118)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	423	732
Net change in CECL 25% provision deferral	(290)	2,463
Other	—	122
Net increase in Common Equity Tier 1 Capital	$5,116	$9,476
Common Equity Tier 1 Capital, end of period (Advanced Approaches and Standardized Approach)	$147,274	$147,274
Additional Tier 1 Capital, beginning of period	$18,153	$18,007
Net increase in qualifying perpetual preferred stock	1,495	1,496
Net change in qualifying trust preferred securities	—	4
Net decrease in permitted ownership interests in covered funds	158	299
Other	(27)	(27)
Net increase in Additional Tier 1 Capital	$1,626	$1,772
Tier 1 Capital, end of period (Advanced Approaches and Standardized Approach)	$167,053	$167,053
Tier 2 Capital, beginning of period (Advanced Approaches)	$29,113	$25,532
Net decrease in qualifying subordinated debt	(397)	(192)
Net increase in excess of eligible credit reserves over expected credit losses	185	3,561
Other	5	5
Net change in Tier 2 Capital (Advanced Approaches)	$(207)	$3,374
Tier 2 Capital, end of period (Advanced Approaches)	$28,906	$28,906
Total Capital, end of period (Advanced Approaches)	$195,959	$195,959
Tier 2 Capital, beginning of period (Standardized Approach)	$37,768	$37,877
Net decrease in qualifying subordinated debt	(397)	(192)
Net increase in eligible allowance for credit losses	420	106
Other	5	5
Net change in Tier 2 Capital (Standardized Approach)	$28	$(81)
Tier 2 Capital, end of period (Standardized Approach)	$37,796	$37,796
Total Capital, end of period (Standardized Approach)	$204,849	$204,849

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three months ended December 31, 2020	Twelve months ended December 31, 2020
Total Risk-Weighted Assets, beginning of period	$1,218,977	$1,142,804
Changes in Credit Risk-Weighted Assets
Retail exposures(1)	(299)	(23,709)
Wholesale exposures(2)	(1,690)	24,631
Repo-style transactions(3)	1,277	15,618
Securitization exposures	1,122	(1,089)
Equity exposures	874	924
Over-the-counter (OTC) derivatives(4)	5,199	21,837
Derivatives CVA(5)	7,138	17,713
Other exposures(6)	8,884	6,810
Supervisory 6% multiplier	845	2,880
Net increase in Credit Risk-Weighted Assets	$23,350	$65,615
Changes in Market Risk-Weighted Assets
Risk levels(7)	$6,726	$31,744
Model and methodology updates(7)	4,213	18,751
Net increase in Market Risk-Weighted Assets	$10,939	$50,495
Net change in Operational Risk-Weighted Assets(8)	$2,018	$(3,630)
Total Risk-Weighted Assets, end of period	$1,255,284	$1,255,284

(1)Retail exposures decreased during the 12 months ended December 31, 2020, primarily driven by lower consumer activity in 2020 due to the pandemic.
(2)Wholesale exposures decreased during the three months ended December 31, 2020, primarily due to reductions in commercial loans partially offset by an increase in investment securities. Wholesale exposures increased during the 12 months ended December 31, 2020, primarily due to increases in investment securities and rating downgrades partially offset by annual model parameter updates reflecting Citi’s loss experiences.
(3)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the 12 months ended December 31, 2020, mainly driven by market volatility and volume increases.
(4)OTC derivatives increased during the three months ended December 31, 2020, primarily due to an increase in mark-to-market gains for bilateral derivatives. OTC derivatives increased during the 12 months ended December 31, 2020, primarily due to increases in mark-to-market gains and notional for bilateral derivatives.
(5)Derivatives CVA increased during the three months ended December 31, 2020, primarily due to new trades with higher credit spreads and sensitivity. Derivatives CVA increased during the 12 months ended December 31, 2020, primarily due to widening credit spreads and market volatility.
(6)Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the three months and 12 months ended December 31, 2020, primarily due to increases in centrally cleared transactions and various other assets.
(7)Market risk-weighted assets increased during the three months ended December 31, 2020 primarily due to changes in exposures impacting Stressed Value at Risk and Securitization charges. Market risk-weighted assets increased during the 12 months ended December 31, 2020 primarily driven by increases in market volatility due to the pandemic.
(8)Operational risk-weighted assets increased during the three months December 31, 2020, primarily due to changes in operational loss frequency. Operational risk-weighted assets decreased during the 12 months ended December 31, 2020, primarily due to changes in operational loss severity and frequency.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three months ended December 31, 2020	Twelve months ended December 31, 2020
Total Risk-Weighted Assets, beginning of period	$1,178,219	$1,168,848
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	11,075	(26,602)
Repo-style transactions(2)	6,274	13,440
Securitization exposures	1,184	1,119
Equity exposures	1,387	1,269
Over-the-counter (OTC) derivatives(3)	4,518	16,331
Other exposures(4)	5,275	(1,582)
Off-balance sheet exposures(5)	2,003	(4,640)
Net change in Credit Risk-Weighted Assets	$31,716	$(665)
Changes in Market Risk-Weighted Assets
Risk levels(6)	$7,428	$34,642
Model and methodology updates(6)	4,213	18,751
Net increase in Market Risk-Weighted Assets	$11,641	$53,393
Total Risk-Weighted Assets, end of period	$1,221,576	$1,221,576

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three months ended December 31, 2020 primarily due to new accounts and holiday spending for qualifying revolving exposures (cards) partially offset by reductions in commercial loans. General credit risk exposures decreased during the 12 months ended December 31, 2020 primarily due to lesser spending for qualifying revolving (cards) exposures due to the pandemic.
(2)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the three months and 12 months ended December 31, 2020, primarily due to increases in exposure and volume.
(3)OTC derivatives increased during the three months ended December 31, 2020 primarily due to an increases in mark-to-market gains for bilateral derivatives. OTC derivatives increased during the 12 months ended December 31, 2020 primarily due to increases in mark-to-market gains and notional for bilateral derivatives.
(4)Other exposures include cleared transactions, unsettled transactions, and other assets. Other exposures increased during three months ended December 31, 2020 primarily due to increases in other assets and centrally cleared transactions. Other exposures decreased during the 12 months ended December 31, 2020 primarily due to decreases in notional for centrally cleared derivatives and excess of credit reserves not included in Tier 2 capital eligible for RWA reduction.
(5)Off-balance sheet exposures increased during the three months ended December 31, 2020 primarily due to an increase in loan commitments. Off-balance sheet exposures decreased during the 12 months ended December 31, 2020 primarily due to a decrease in loan commitments.
(6)Market risk-weighted assets increased during the three months ended December 31, 2020 primarily due to changes in exposures impacting Stressed Value at Risk and Securitization charges. Market risk-weighted assets increased during the 12 months ended December 31, 2020 primarily driven by increases in market volatility due to the pandemic.

Supplementary Leverage Ratio
The following table sets forth Citi’s Supplementary Leverage ratio and related components as of December 31, 2020, September 30, 2020 and December 31, 2019:

In millions of dollars, except ratios	December 31, 2020	September 30, 2020	December 31, 2019
Tier 1 Capital	$167,053	$160,311	$155,805
Total Leverage Exposure
On-balance sheet assets(1)(2)(3)	$1,864,374	$1,844,609	$1,996,617
Certain off-balance sheet exposures:(4)
Potential future exposure on derivative contracts	183,604	176,424	175,289
Effective notional of sold credit derivatives, net(5)	32,640	33,103	38,481
Counterparty credit risk for repo-style transactions(6)	20,168	18,095	23,715
Unconditionally cancelable commitments	71,163	71,338	70,870
Other off-balance sheet exposures	253,754	244,934	248,308
Total of certain off-balance sheet exposures	$561,329	$543,894	$556,663
Less: Tier 1 Capital deductions	38,822	38,883	39,578
Total Leverage Exposure(3)	$2,386,881	$2,349,620	$2,513,702
Supplementary Leverage ratio	7.00%	6.82%	6.20%

(1)Represents the daily average of on-balance sheet assets for the quarter.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in DTAs arising from temporary differences and the ACL upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust the ACL in an amount equal to 25% of the change in the ACL recognized through earnings (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to the ACL between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in Total Leverage Exposure.
(3)Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excludes U.S. Treasuries and deposits at Federal Reserve Banks. For additional information, see “Temporary Supplementary Leverage Ratio Relief” above.
(4)Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.
(5)Under the U.S. Basel III rules, banking organizations are required to include in Total Leverage Exposure the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.
(6)Repo-style transactions include repurchase or reverse repurchase transactions as well as securities borrowing or securities lending transactions.

As set forth in the table above, Citigroup’s Supplementary Leverage ratio was 7.0% at December 31, 2020, compared to 6.8% at September 30, 2020 and 6.2% at December 31, 2019. The quarter-over-quarter increase was primarily driven by an increase in Tier 1 Capital resulting from net income and beneficial net movements in AOCI, partially offset by an increase in both average on-balance sheet assets and average off-balance sheet exposures. The year-over-year increase was primarily driven by a decrease in Total Leverage Exposure mainly attributable to the 109 basis point benefit resulting from the Federal Reserve Board’s temporary Supplementary Leverage ratio relief.

Capital Resources of Citigroup’s Subsidiary U.S.
Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of December 31, 2020, September 30, 2020 and December 31, 2019:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
Common Equity Tier 1 Capital(2)		$142,884	$138,310	$130,720	$142,884	$138,310	$130,720
Tier 1 Capital		144,992	140,397	132,847	144,992	140,397	132,847
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		161,294	156,697	145,918	169,235	164,459	157,253
Total Risk-Weighted Assets		1,012,129	1,003,634	938,735	1,030,081	1,010,583	1,022,607
Credit Risk(2)		$707,163	$706,187	$671,131	$969,416	$954,127	$993,010
Market Risk		59,815	55,853	29,167	60,665	56,456	29,597
Operational Risk		245,151	241,594	238,437	—	—	—
Common Equity Tier 1 Capital ratio(4)(5)	7.00%	14.12%	13.78%	13.93%	13.87%	13.69%	12.78%
Tier 1 Capital ratio(4)(5)	8.50	14.33	13.99	14.15	14.08	13.89	12.99
Total Capital ratio(4)(5)	10.50	15.94	15.61	15.54	16.43	16.27	15.38

In millions of dollars, except ratios	Effective Minimum Requirement	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
Quarterly Adjusted Average Total Assets(2)(6)		$1,680,056	$1,646,280	$1,459,780
Total Leverage Exposure(2)(7)		2,167,969	2,128,033	1,958,173
Tier 1 Leverage ratio(5)	5.0%	8.63%	8.53%	9.10%
Supplementary Leverage ratio(5)	6.0	6.69	6.60	6.78

(1)Citibank’s effective minimum risk-based capital requirements are inclusive of the 2.5% Capital Conservation Buffer (all of which must be composed of Common Equity Tier 1 Capital).
(2)Citibank has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax), deferred tax assets (DTAs) arising from temporary differences, and the ACL upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citibank is allowed to adjust retained earnings and the ACL in an amount equal to 25% of the change in the ACL recognized through earnings (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the ACL between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in quarterly adjusted average total assets and Total Leverage Exposure. Additionally, the increase in DTAs arising from temporary differences upon the January 1, 2020 adoption date has been deducted from risk-weighted assets (RWA) and will phase in to RWA at 25% per year commencing January 1, 2022.
(3)Under the Advanced Approaches framework, eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets, which differs from the Standardized Approach in which the ACL is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess ACL being deducted in arriving at credit risk-weighted assets.
(4)Citibank’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework as of December 31, 2020 and September 30, 2020, and the Basel III Standardized Approach as of December 31, 2019, whereas Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach framework for all periods presented.
(5)Citibank must maintain minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized” under the revised Prompt Corrective Action (PCA) regulations applicable to insured depository institutions as established by the U.S. Basel III rules. Citibank must also maintain a minimum Supplementary Leverage ratio of 6.0% to be considered “well capitalized.”
(6)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(7)Supplementary Leverage ratio denominator. Citibank did not elect to temporarily exclude U.S. Treasuries and deposits at Federal Reserve Banks from Total Leverage Exposure. For additional information, see “Temporary Supplementary Leverage Ratio Relief” above.

As indicated in the table above, Citibank’s capital ratios at December 31, 2020 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of December 31, 2020.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of December 31, 2020. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	0.9	0.8	1.1	0.8	1.2
Standardized Approach	0.8	1.0	0.8	1.1	0.8	1.4
Citibank
Advanced Approaches	1.0	1.4	1.0	1.4	1.0	1.6
Standardized Approach	1.0	1.3	1.0	1.4	1.0	1.6

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.4	0.3
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At December 31, 2020, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $12.7 billion, which exceeded the minimum requirement by $9.2 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $23.5 billion at December 31, 2020, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer
subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at December 31, 2020.

Total Loss-Absorbing Capacity (TLAC)
U.S. GSIBs, including Citi, are required to maintain minimum levels of TLAC and eligible long-term debt (LTD), each set by reference to the GSIB’s consolidated risk-weighted assets
(RWA) and total leverage exposure.

Minimum External TLAC Requirement
The minimum external TLAC requirement is the greater of (i) 18% of the GSIB’s RWA plus the then-applicable RWA-based TLAC buffer (see below) and (ii) 7.5% of the GSIB’s total leverage exposure plus a leverage-based TLAC buffer of 2% (i.e., 9.5%).
The RWA-based TLAC buffer equals the 2.5% capital
conservation buffer, plus any applicable countercyclical
capital buffer (currently 0%), plus the GSIB’s capital
surcharge as determined under method 1 of the GSIB
surcharge rule (2.0% for Citi for 2020). Accordingly, Citi’s total current minimum TLAC requirement was 22.5% of RWA for 2020.

Minimum LTD Requirement
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

	December 31, 2020
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$311	$140
% of Advanced Approaches risk- weighted assets	24.8%	11.1%
Effective minimum requirement(1)(2)	22.5	9.0
Surplus amount	$29	$27
% of Total Leverage Exposure(3)	13.0%	5.8%
Effective minimum requirement	9.5	4.5
Surplus amount	$85	$32

(1)    External TLAC includes Method 1 GSIB surcharge of 2.0%.
(2)    LTD includes Method 2 GSIB surcharge of 3.0%.
(3)    Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excludes U.S. Treasuries and deposits at Federal Reserve Banks.

As of December 31, 2020, Citi exceeded each of the
minimum TLAC and LTD requirements, resulting in a $27
billion surplus above its binding TLAC requirement of LTD as a percentage of Advanced Approaches risk-weighted assets.
For additional discussion of the method 1 and method 2
GSIB capital surcharge methodologies, see “Regulatory Capital Buffers—GSIB Surcharge” above.
For additional information on Citi’s TLAC-related requirements, see “Risk Factors—Compliance Risks” and “Liquidity Risk—Total Loss-Absorbing Capacity (TLAC)” below.

Capital Resources (Full Adoption of CECL, and Excluding Temporary Supplementary Leverage Ratio Relief for Citigroup)
The following tables set forth Citigroup’s and Citibank’s capital components and ratios reflecting the full impact of CECL, and excluding temporary Supplementary Leverage ratio relief for Citigroup, as of December 31, 2020:

	Citigroup			Citibank
	Effective Minimum Requirement	Advanced Approaches	Standardized Approach	Effective Minimum Requirement	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital ratio	10.0%	11.34%	11.65%	7.0%	13.67%	13.43%
Tier 1 Capital ratio	11.5	12.92	13.28	8.5	13.88	13.64
Total Capital ratio	13.5	15.23	16.38	10.5	15.50	16.00

	Effective Minimum Requirement	Citigroup	Effective Minimum Requirement	Citibank
Tier 1 Leverage ratio	4.0%	7.15%	5.0%	8.36%
Supplementary Leverage ratio(1)	5.0	5.73	6.0	6.47

(1)Citigroup’s Supplementary Leverage ratio, as presented in the table above, reflects the full impact of CECL as well as the inclusion of U.S. Treasuries and deposits at Federal Reserve Banks in Total Leverage Exposure.

Regulatory Capital Standards Developments

U.S. Banking Agencies

TLAC Holdings
In January 2021, the U.S. banking agencies issued a final rule that creates a new regulatory capital deduction applicable to Advanced Approaches banking organizations for certain investments in covered debt instruments issued by GSIBs. The final rule is substantially consistent with an April 2019 proposal, and is intended to reduce interconnectedness and systemic risk by creating an incentive for Advanced Approaches banking organizations to limit their exposure to GSIBs.
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
The final rule will become effective for Citigroup and Citibank on April 1, 2021. Citi estimates that the final rule will not significantly impact Citigroup or Citibank’s regulatory capital upon adoption.

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
Citi has not early adopted the SA-CCR final rule. Citi intends to implement SA-CCR upon the mandatory compliance date of January 1, 2022.

Basel Committee

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
In July 2020, the Basel Committee issued a standard with targeted revisions to the credit valuation adjustment (CVA) risk framework, which was previously finalized in December 2017 and will become effective on January 1, 2023. The revisions align the revised CVA risk framework, in part, with the revised market risk capital framework that was finalized in January 2019. The Basel Committee also adjusted the overall calibration of capital requirements calculated under their CVA risk framework.
The U.S. agencies may consider revisions to the CVA risk
framework under the U.S. Basel III rules in the future, based upon the revisions adopted by the Basel Committee.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Returns on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE, tangible book value (TBV) per share and returns on average TCE are non-GAAP financial measures. Citi believes the presentation of TCE, TBV per share and returns on average TCE provides alternate measures of capital strength and performance for investors, industry analysts and others.

	At December 31,
In millions of dollars or shares, except per share amounts	2020	2019	2018	2017	2016
Total Citigroup stockholders’ equity	$199,442	$193,242	$196,220	$200,740	$225,120
Less: Preferred stock	19,480	17,980	18,460	19,253	19,253
Common stockholders’ equity	$179,962	$175,262	$177,760	$181,487	$205,867
Less:
Goodwill	22,162	22,126	22,046	22,256	21,659
Identifiable intangible assets (other than MSRs)	4,411	4,327	4,636	4,588	5,114
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	—	—	—	32	72
Tangible common equity (TCE)	$153,389	$148,809	$151,078	$154,611	$179,022
Common shares outstanding (CSO)	2,082.1	2,114.1	2,368.5	2,569.9	2,772.4
Book value per share (common equity/CSO)	$86.43	$82.90	$75.05	$70.62	$74.26
Tangible book value per share (TCE/CSO)	73.67	70.39	63.79	60.16	64.57
	For the year ended December 31,
In millions of dollars	2020	2019	2018	2017(1)	2016
Net income available to common shareholders	$9,952	$18,292	$16,871	$14,583	$13,835
Average common stockholders’ equity	175,508	177,363	179,497	207,747	209,629
Average TCE	149,892	150,994	153,343	180,458	182,135
Return on average common stockholders’ equity	5.7%	10.3%	9.4%	7.0%	6.6%
Return on average TCE (RoTCE)(2)	6.6	12.1	11.0	8.1	7.6

(1)Year ended December 31, 2017 excludes the one-time impact of Tax Reform. Citi believes the presentation of its 2017 RoTCE excluding the impact of Tax
Reform provides a meaningful depiction of the underlying performance of its business for investors, industry analysts and others. For a reconciliation of these measures, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below.
(2)RoTCE represents net income available to common shareholders as a percentage of average TCE.

RISK FACTORS

The following discussion sets forth what management currently believes could be the material risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition. Other risks and uncertainties, including those not currently known to Citi or its management, could also negatively impact Citi’s businesses, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties Citi may face.

STRATEGIC RISKS
Rapidly Evolving Challenges and Uncertainties Related to the COVID-19 Pandemic Will Likely Continue to Have Negative Impacts on Citi’s Businesses and Results of Operations and Financial Condition.
The COVID-19 pandemic has become global, affecting all of the countries and jurisdictions where Citi operates. The pandemic and responses to it have had, and will likely continue to have, severe impacts on global health and economic conditions. These impacts will continue to evolve by region, country or state, largely depending on the duration and severity of the public health consequences, including the duration and further spread of the coronavirus; the potential for new variants of the virus; timely development, production and distribution of effective vaccines; availability of therapeutics; public response; and government actions. The impacts to global economic conditions include, among others:

•the institution of social distancing and restrictions on businesses and the movement of the public in and among the U.S. and other countries;
•closures, reduced activity and failures of many businesses, leading to loss of revenues and net losses;
•sharply reduced U.S. and global economic output, resulting in significant losses of employment and lower consumer spending, cards purchase sales and loan volumes;
•lower interest rates;
•disruption of global supply chains; and
•significant disruption and volatility in financial markets.

The pandemic has had, and will likely continue to have, negative impacts on Citi’s businesses and overall results of operations and financial condition, which could be material. The extent of the impact on Citi’s operations and financial performance, including its ability to execute its business strategies and initiatives, will continue to depend significantly on future developments in the U.S. and globally, which are uncertain and cannot be predicted, including the course of the virus, as well as any delay or weakness in the economic recovery or further economic downturn.
Ongoing legislative and regulatory changes in the U.S. and globally to address the economic impact from the pandemic, such as consumer and corporate relief measures and continued lower interest rates, could further affect Citi’s businesses, operations and financial performance. Citi could also face challenges, including legal and reputational, and scrutiny in its implementation of and ongoing efforts to provide these relief measures. Such implementations and efforts have resulted in, and may continue to result in, litigation, including class actions, and regulatory and government actions and proceedings. Such actions may result in judgments, settlements, penalties and fines adverse to Citi. In addition, the different types of government actions could vary in scale and duration across jurisdictions and regions with varying degrees of effectiveness.
The impact of the pandemic on Citi’s consumer and corporate borrowers will also vary by sector or industry, with some borrowers experiencing greater stress levels, which could lead to increased pressure on their results of operations and financial condition, increased borrowings or credit ratings downgrades, thus likely leading to higher credit costs for Citi. In addition, stress levels ultimately experienced by Citi’s borrowers may be different from and more intense than assumptions made in earlier estimates or models used by Citi, resulting in a further increase in Citi’s ACL or net credit losses, particularly as consumer and small business relief programs expire and the benefits of fiscal stimulus start to diminish.
The pandemic may not be contained for an extended period of time. A prolonged health crisis could further reduce economic activity in the U.S. and other countries, resulting in additional declines in employment and business and consumer confidence. These factors could further negatively impact global economic activity and markets; cause a continued decline in the demand for Citi’s products and services and in its revenues; further increase Citi’s credit and other costs; and may result in impairment of long-lived assets or goodwill. These factors could also cause a continued increase in Citi’s balance sheet, risk-weighted assets and ACL, resulting in a decline in regulatory capital ratios or liquidity measures, as well as regulatory demands for higher capital levels and/or limitations or reductions in capital distributions (such as common share repurchases and dividends). Moreover, any disruption or failure of Citi’s performance of, or its ability to perform, key business functions, as a result of the continued spread of COVID-19 or otherwise, could adversely affect Citi’s operations.
Any disruption to, breaches of or attacks on Citi’s information technology systems, including from cyber incidents, could have adverse effects on Citi’s businesses (see the operational processes and systems and cybersecurity risk factors below). These systems are supporting a substantial portion of Citi’s colleagues who have been affected by local pandemic restrictions and have been forced to work remotely. In addition, these systems interface with and depend on third-party systems, and Citi could experience service denials or disruptions if demand for such systems were to exceed capacity or if a third-party system fails or experiences any interruptions. Citi has also taken measures to maintain the health and safety of its colleagues; however, these measures could result in increased expenses, and widespread illness could negatively affect staffing within certain functions, businesses or geographies. In addition, Citi’s ability to recruit, hire and onboard colleagues in key areas could be negatively impacted by global pandemic restrictions (see the qualified colleagues risk factor below).

Further, it is unclear how the macroeconomic business environment or societal norms may be impacted after the pandemic. The post-pandemic environment may undergo unexpected developments or changes in financial markets, the fiscal, monetary, tax and regulatory environments and consumer customer and corporate client behavior. These developments and changes could have an adverse impact on Citi’s results of operations and financial condition. Ongoing business and regulatory uncertainties and changes may make Citi’s longer-term business, balance sheet and strategic and budget planning more difficult or costly. Citi and its management and businesses may also experience increased or different competitive and other challenges in this environment. To the extent that it is not able to adapt or compete effectively, Citi could experience loss of business and its results of operations and financial condition could suffer (see the competitive challenges risk factor below).
For additional information about trends, uncertainties and risks related to the pandemic, as well as Citi’s management of pandemic-related risks, see “COVID-19 Pandemic Overview” above.

Citi’s Ability to Return Capital to Common Shareholders Consistent with Its Capital Planning Efforts and Targets Substantially Depends on Regulatory Capital Requirements, Including the Results of the CCAR Process and Regulatory Stress Tests.
Citi’s ability to return capital to its common shareholders consistent with its capital planning efforts and targets, whether through its common stock dividend or through a share repurchase program, substantially depends, among other things, on regulatory capital requirements, including the Stress Capital Buffer (SCB), which is based upon the results of the CCAR process required by the Federal Reserve Board (FRB) as well as the supervisory stress tests required under the Dodd-Frank Act (as described in more detail below). Citi’s ability to return capital also depends on its results of operations and financial condition, forecasts of macroeconomic conditions and effectiveness in managing its level of risk-weighted assets under both the Advanced Approaches and the Standardized Approach, Supplementary Leverage Ratio (SLR) and global systemically important bank holding company (GSIB) surcharge, which has been made more challenging due to the pandemic-related elevated levels of liquidity in the financial system (see macroeconomic challenges and uncertainties risk factor below).
Citi’s ability to accurately predict, interpret or explain to stakeholders the results of the CCAR process, and thus to address any market or investor perceptions, may be limited as the FRB’s assessment of Citi’s capital adequacy is conducted using the FRB’s proprietary stress test models. In addition, all CCAR firms, including Citi, will continue to be subject to a rigorous evaluation of their capital planning practices, including, but not limited to, governance, risk management and internal controls. For additional information on limitations on Citi’s ability to return capital to common shareholders, as well as the CCAR process, supervisory stress test requirements and GSIB surcharge, see “Capital Resources—Overview” and “Capital Resources—Stress Testing
Component of Capital Planning” above and the risk management risk factor below.
The FRB has stated that it expects leading capital adequacy practices to continue to evolve and to likely be determined by the FRB each year as a result of its cross-firm review of capital plan submissions. Similarly, the FRB has indicated that, as part of its stated goal to continually evolve its annual stress testing requirements, several parameters of the annual stress testing process may continue to be altered, including the severity of the stress test scenario, the FRB modeling of Citi’s balance sheet pre-provision net revenue (PPNR) and stress losses, and the addition of components deemed important by the FRB.
Beginning January 1, 2022, Citi will be required to phase into regulatory capital at 25% per year the changes in retained earnings, deferred tax assets and ACL determined upon the January 1, 2020 CECL adoption date as well as subsequent changes in the ACL between January 1, 2020 and December 31, 2021. The FRB has stated that it plans to maintain its current framework for calculating allowances on loans in the supervisory stress test for the 2021 supervisory stress test cycle, and to evaluate appropriate future enhancements to this framework as best practices for implementing the current expected credit losses (CECL) methodology are developed. The impacts on Citi’s capital adequacy of the FRB’s incorporation of CECL in its supervisory stress tests on an ongoing basis, and of other potential regulatory changes in the FRB’s stress testing methodologies, remain unclear. For additional information regarding the CECL methodology, including the transition provisions related to the adverse regulatory capital effects resulting from adoption of the CECL methodology, see “Capital Resources—Current Regulatory Capital Standards—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses (CECL) Methodology” above and Note 1 to the Consolidated Financial Statements.
In addition, the FRB has integrated the annual stress testing requirements with ongoing regulatory capital requirements. For Citigroup, the SCB rule replaced the fixed 2.5% Capital Conservation Buffer in Citi’s ongoing regulatory capital requirements for the Standardized Approach capital ratios. The SCB equals the maximum decline in Citi’s Common Equity Tier 1 Capital ratio under a severely adverse scenario over a nine-quarter CCAR measurement period, plus four quarters of planned common stock dividends, subject to a minimum requirement of 2.5%. Effective October 1, 2020, Citi’s SCB was 2.5%. The SCB is calculated by the FRB using its proprietary data and modeling of each firm’s results. Accordingly, Citi’s SCB may change annually, or possibly more frequently, based on the supervisory stress test results, thus potentially resulting in volatility in the calculation of the SCB. Similar to the Capital Conservation Buffer, a breach of the SCB would result in graduated limitations on capital distributions. For additional information on the SCB, including its calculation, see “Capital Resources—Regulatory Capital Buffers” above.
Although various uncertainties exist regarding the extent of, and the ultimate impact to Citi from, these changes to the FRB’s stress testing and CCAR regimes, these changes could increase the level of capital Citi is required or elects to hold, including as part of Citi’s management buffer, thus potentially impacting the extent to which Citi is able to return capital to shareholders.

Citi, Its Management and Its Businesses Must Continually Review, Analyze and Successfully Adapt to Ongoing Regulatory and Legislative Uncertainties and Changes in the U.S. and Globally.
Despite the adoption of final regulations and laws in numerous areas impacting Citi and its businesses over the past several years, Citi, its management and its businesses continually face ongoing regulatory and legislative uncertainties and changes, both in the U.S. and globally. While the areas of ongoing regulatory and legislative uncertainties and changes facing Citi are too numerous to list completely, various examples include, but are not limited to (i) potential fiscal, monetary, regulatory, tax and other changes arising from the U.S. federal government and other governments, including as a result of the new U.S. presidential administration, regulatory leadership and Congress or in response to the pandemic; (ii) potential changes to various aspects of the regulatory capital framework and requirements applicable to Citi (see the capital return risk factor and “Capital Resources—Regulatory Capital Standards Developments” above); and (iii) the future legislative and regulatory framework resulting from the U.K.’s exit from the European Union (EU), including, among others, with respect to financial services (see “Managing Global Risk—Strategic Risk—U.K.’s Future Relationship with the EU” below). When referring to “regulatory,” Citi is including both formal regulation and the views and expectations of its regulators in their supervisory roles.
Ongoing regulatory and legislative uncertainties and changes make Citi’s and its management’s long-term business, balance sheet and strategic budget planning difficult, subject to change and potentially more costly. U.S. and other regulators globally have implemented and continue to discuss various changes to certain regulatory requirements, which would require ongoing assessment by management as to the impact to Citi, its businesses and business planning. For example, while the Basel III post-crisis regulatory reforms and revised market risk framework have been finalized at the international level, there remain significant uncertainties with respect to the integration of these revisions into the U.S. regulatory capital framework. Business planning is required to be based on possible or proposed rules or outcomes, which can change dramatically upon finalization, or upon implementation or interpretive guidance from numerous regulatory bodies worldwide, and such guidance can change.
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

Citi’s Continued Investments and Efficiency Initiatives May Not Be as Successful as It Projects or Expects.
Citi continues to leverage its scale and make incremental investments to deepen client relationships, increase revenues and lower expenses, as well as significant investments to transform its infrastructure, risk management and controls and further enhance safety and soundness (for additional information, see the legal and regulatory proceedings risk factor below). For example, Citi continues to make investments to enhance its digital capabilities across the franchise, including digital platforms and mobile and cloud-based solutions. Citi also has been making investments across the firm, such as in the U.S. consumer franchise, Citi’s wealth management businesses and treasury and trade solutions, securities services and other businesses in ICG, including implementing new capabilities and partnerships. Further, Citi has been pursuing efficiency improvements through various technology and digital initiatives, organizational simplification and location strategies.
Citi’s investments and efficiency initiatives are being undertaken as part of its overall strategy to meet operational and financial objectives, including, among others, those relating to shareholder returns. Additionally, in connection with Citi’s CEO transition, Citi is undergoing an evaluation of its strategy, which may result in, among other things, additional investments as well as changes in or exits of businesses. There is no guarantee that these or other initiatives Citi may pursue will be as productive or effective as Citi expects, or at all. Additionally, such initiatives could result in losses, charges or other negative financial impacts. Citi’s investment and efficiency initiatives may continue to evolve as its business strategies, the market environment and regulatory expectations change, which could make the initiatives more costly and more challenging to implement, and limit their effectiveness. Moreover, Citi’s ability to achieve expected returns on its investments and costs savings depends, in part, on factors that it cannot control, such as macroeconomic conditions, including the negative impacts related to the pandemic, customer, client and competitor actions and ongoing regulatory changes, among others.

Uncertainties Regarding the Transition Away from or Discontinuance of the London Inter-Bank Offered Rate (LIBOR) or Any Other Interest Rate Benchmark Could Have Adverse Consequences for Market Participants, Including Citi.
LIBOR continues to be widely used as a “benchmark” or “reference rate” across financial products and markets globally. Based on statements from U.S. and U.K. authorities, it is expected, however, that all non-U.S. dollar LIBOR tenors and some USD LIBOR tenors will cease after December 31, 2021, while most U.S. dollar LIBOR tenors will continue to be quoted through June 2023. As a result of LIBOR’s wide use, there can be no assurance that market participants, including Citi, will be able to successfully modify all outstanding LIBOR-based securities or products or be sufficiently prepared for all of the uncertainties resulting from LIBOR’s discontinuance. In addition, following guidance provided by the Financial Stability Board, regulators have suggested reforming or replacing other benchmark rates with alternative reference rates. The transition away from and discontinuance of LIBOR or any other benchmark rate presents various uncertainties, risks and challenges to holders of LIBOR-based securities and products as well as financial markets and institutions, including Citi. These include, among others, the pricing, liquidity, value of, return on and market for financial instruments and contracts that reference LIBOR or any other benchmark rate, including any alternative benchmark rate.
Despite ongoing actions by Citi to prepare for the transition away from LIBOR (see “Managing Global Risk—Strategic Risk—LIBOR Transition Risk” below), Citi has continued to meet market demand by trading, holding or otherwise using a substantial amount of securities or products that reference LIBOR, including, among others, derivatives, corporate loans, commercial and residential mortgages, credit cards, securitized products and other structured securities. The transition away from and discontinuation of LIBOR for these securities and products presents significant operational, legal, reputational or compliance, financial and other risks to Citi.
For example, the LIBOR transition presents various challenges related to contractual mechanics of existing floating rate financial instruments and contracts that reference LIBOR and mature after discontinuance of the relevant LIBOR. Certain of these legacy instruments and contracts do not provide for alternative benchmark rates, which makes it unclear what the future benchmark rates would be after LIBOR’s cessation. Further, Citi may not be able to amend certain instruments and contracts due to an inability to obtain sufficient required consent from counterparties or security holders. Even if the instruments and contracts provide for a transition to alternative benchmark rates, the new benchmark rates may, particularly in times of financial stress, significantly differ from the prior rates. As a result, Citi may need to proactively address any contractual uncertainties or rate differences in such instruments and contracts, which would likely be both time consuming and costly, and may not ultimately be successful.
In addition, the transition away from and discontinuance of LIBOR could result in disputes, including litigation, involving holders of outstanding instruments and contracts that reference LIBOR, whether or not the underlying documentation provides for alternative benchmark rates. Citi will also need to further invest in and develop significant internal systems and infrastructure to transition to alternative benchmark rates to manage its businesses and support its clients.

Citi’s Ability to Utilize Its DTAs, and Thus Reduce the Negative Impact of the DTAs on Citi’s Regulatory Capital, Will Be Driven by Its Ability to Generate U.S. Taxable Income.
At December 31, 2020, Citi’s net DTAs were $24.8 billion, net of a valuation allowance of $5.2 billion, of which $9.5 billion was excluded from Citi’s Common Equity Tier 1 Capital under the U.S. Basel III rules, primarily relating to net operating losses, foreign tax credit and general business credit carry-forwards (for additional information, see “Capital Resources—Components of Citigroup Capital” above). Of the net DTAs at December 31, 2020, $4.4 billion related to foreign tax credit carry-forwards (FTCs), net of a valuation allowance. The carry-forward utilization period for FTCs is ten years and represents the most time-sensitive component of Citi’s DTAs. The FTC carry-forwards at December 31, 2020 expire over the period of 2021–2029. Citi must utilize any FTCs generated in the then-current-year tax return prior to utilizing any carry-forward FTCs.
The accounting treatment for realization of DTAs, including FTCs, is complex and requires significant judgment and estimates regarding future taxable earnings in the jurisdictions in which the DTAs arise and available tax planning strategies. Forecasts of future taxable earnings will depend upon various factors, including, among others, the continued impact of the pandemic and other macroeconomic conditions. In addition, any future increase in U.S. corporate tax rates could result in an increase in Citi’s DTA, which may subject more of Citi’s existing DTA to exclusion from regulatory capital while improving Citi’s ability to utilize its FTC carry-forwards. Citi’s overall ability to realize its DTAs will primarily be dependent upon its ability to generate U.S. taxable income in the relevant tax carry-forward periods. Although utilization of FTCs in any year is generally limited to 21% of foreign source taxable income in that year, overall domestic losses (ODL) that Citi has incurred in the past allow it to reclassify domestic source income as foreign source. Failure to realize any portion of the net DTAs would have a corresponding negative impact on Citi’s net income and financial returns.
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
Citi is subject to various income-based tax laws of the U.S. and its states and municipalities, as well as the numerous non-U.S. jurisdictions in which it operates. These tax laws are inherently complex and Citi must make judgments and interpretations about the application of these laws, including the Tax Cuts and Jobs Act (Tax Reform), to its entities, operations and businesses. In addition, Citi is subject to litigation or examinations with U.S. and non-U.S. tax authorities regarding non-income-based tax matters. Citi’s interpretations or application of the tax laws, including with respect to Tax Reform, withholding, stamp, service and other non-income taxes, could differ from that of the relevant governmental taxing authority, which could result in the requirement to pay additional taxes, penalties or interest, which could be material. For additional information on the litigation and examinations involving non-U.S. tax authorities, see Note 27 to the Consolidated Financial Statements.

Citi’s Presence in the Emerging Markets Subjects It to Various Risks as well as Increased Compliance and Regulatory Risks and Costs.
During 2020, emerging markets revenues accounted for approximately 34% of Citi’s total revenues (Citi generally defines emerging markets as countries in Latin America, Asia (other than Japan, Australia and New Zealand), and central and Eastern Europe, the Middle East and Africa in EMEA). Although Citi continues to pursue its target client strategy, Citi’s presence in the emerging markets subjects it to various risks, such as limitations of hedges on foreign investments; foreign currency volatility, including devaluations, sovereign volatility, election outcomes, regulatory changes and political events; foreign exchange controls; limitations on foreign investment; sociopolitical instability (including from hyperinflation); fraud; nationalization or loss of licenses; business restrictions; sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; and confiscation of assets, and these risks can be exacerbated in the event of a deterioration in relationships between the U.S. and an emerging market country. For example, Citi operates in several countries that have, or have had in the past, strict capital and currency controls, such as Argentina, that limit its ability to convert local currency into U.S. dollars and/or transfer funds outside of those countries (for further information, see “Strategic Risk—Country Risk—Argentina” below).
Moreover, if the economic situation in an emerging markets country where Citi operates were to deteriorate below a certain level, U.S. regulators may impose mandatory loan loss or other reserve requirements on Citi, which would increase its credit costs and decrease its earnings (for further information, see “Strategic Risk—Country Risk—Argentina” below). In addition, political turmoil and instability have occurred in certain regions and countries, including Asia, the Middle East and Latin America, which have required, and may continue to require, management time and attention and other resources (such as monitoring the impact of sanctions on certain emerging markets economies as well as impacting Citi’s businesses and results of operations in affected countries).
Citi’s emerging markets presence also increases its compliance and regulatory risks and costs. For example, Citi’s operations in emerging markets, including facilitating cross-border transactions on behalf of its clients, subject it to higher compliance risks under U.S. regulations that are primarily focused on various aspects of global corporate activities, such as anti-money laundering regulations and the Foreign Corrupt Practices Act. These risks can be more acute in less developed markets and thus require substantial investment in compliance infrastructure or could result in a reduction in certain of Citi’s business activities. Any failure by Citi to comply with applicable U.S. regulations, as well as the regulations in the countries and markets in which it operates as a result of its global footprint, could result, even if the regulations require inconsistent results, in legal or regulatory proceedings, fines, penalties, injunctions or other similar restrictions, many of which could negatively impact Citi’s results of operations and reputation (see the implementation and interpretation of regulatory changes and legal and regulatory proceedings risk factors below).

A Deterioration in or Failure to Maintain Citi’s Co- Branding or Private Label Credit Card Relationships, Including as a Result of Any Bankruptcy or Liquidation, Could Have a Negative Impact on Citi’s Results of Operations or Financial Condition.
Citi has co-branding and private label relationships through its Citi-branded cards and Citi retail services credit card businesses with various retailers and merchants globally, whereby in the ordinary course of business Citi issues credit cards to customers of the retailers or merchants. Citi’s co-branding and private label agreements provide for shared economics between the parties and generally have a fixed term. The five largest relationships across both businesses in North America GCB constituted an aggregate of approximately 10% of Citi’s revenues in 2020 (for additional information, see “Global Consumer Banking—North America GCB” above).
Over the last several years, a number of U.S. retailers have continued to experience declining sales, which has resulted in significant numbers of store closures and, in a number of cases, bankruptcies, as retailers attempt to cut costs and reorganize. The pandemic has exacerbated these trends and generally resulted in a challenging operating environment for retailers and merchants. In addition, as has been widely reported, competition among card issuers, including Citi, for these relationships is significant, and it has become increasingly difficult in recent years to maintain such relationships on the same terms or at all.
Citi’s co-branding and private label relationships could continue to be negatively impacted by, among other things, the general economic environment; declining sales and revenues, partner store closures, government imposed restrictions, reduced air and business travel, or other operational difficulties of the retailer or merchant; termination due to a contractual breach by Citi or by the retailer or merchant; or other factors, including bankruptcies, liquidations, restructurings, consolidations or other similar events, whether due to the ongoing impact of the pandemic or otherwise (see the pandemic-related risk factor above).
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
Under Title I, if the FRB and the FDIC jointly determine that Citi’s resolution plan is not “credible” (which, although not defined, is generally believed to mean the regulators do not believe the plan is feasible or would otherwise allow Citi to be resolved in a way that protects systemically important functions without severe systemic disruption), or would not facilitate an orderly resolution of Citi under the U.S. Bankruptcy Code, and Citi fails to resubmit a resolution plan that remedies any identified deficiencies, Citi could be subjected to more stringent capital, leverage or liquidity requirements, or restrictions on its growth, activities or operations. If within two years from the imposition of any such requirements or restrictions Citi has still not remediated any identified deficiencies, then Citi could eventually be required to divest certain assets or operations. Any such restrictions or actions would negatively impact Citi’s reputation, market and investor perception, operations and strategy.

Citi’s Performance and the Performance of Its Individual Businesses Could Be Negatively Impacted if Citi Is Not Able to Effectively Compete for, Retain and Motivate Highly Qualified Colleagues.
Citi’s performance and the performance of its individual businesses largely depend on the talents and efforts of its diverse and highly qualified colleagues. Specifically, Citi’s continued ability to compete in each of its lines of business, to manage its businesses effectively and to execute its global strategy depends on its ability to attract new colleagues and to retain and motivate its existing colleagues. If Citi is unable to continue to attract, retain and motivate the most highly qualified colleagues, Citi’s performance, including its competitive position, the execution of its strategy and its results of operations could be negatively impacted.
Citi’s ability to attract, retain and motivate colleagues depends on numerous factors, some of which are outside of its control. For example, the banking industry generally is subject to more comprehensive regulation of employee compensation than other industries, including deferral and clawback requirements for incentive compensation. Citi often competes for talent with entities that are not subject to similar regulatory requirements, including, among others, technology companies. Other factors that could impact Citi’s ability to attract, retain and motivate colleagues include its reputation, culture and the management and leadership of the Company and each of its lines of business, presence in a particular market or region and the professional opportunities it offers. For information on
Citi’s colleagues and workforce management, see “Human
Capital Resources and Management” below.

Financial Services Companies and Others as well as Emerging Technologies Pose Increasingly Competitive Challenges to Citi.
Citi operates in an increasingly competitive environment, which includes both financial and non-financial services firms, such as traditional banks, online banks, financial technology companies and others. These companies compete on the basis of, among other factors, size, reach, quality and type of products and services offered, price, technology and reputation. Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry.
Citi competes with financial services companies in the U.S. and globally that continue to develop and introduce new products and services. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions, such as Citi, and have sought bank charters to provide these services. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow, save and invest money. In addition, as discussed above, it is unclear how the macroeconomic business
environment or societal norms may be impacted as a result of the pandemic. Citi may experience increased or different
competitive and other challenges in a post-pandemic
environment.
To the extent that Citi is not able to compete effectively with financial technology companies and other firms, Citi could be placed at a competitive disadvantage, which could result in loss of customers and market share, and its businesses, results of operations and financial condition could suffer. For additional information on Citi’s competitors, see the co-brand and private label cards risk factor above and “Supervision, Regulation and Other—Competition” below.

Climate Change Could Have a Negative Impact on Citi’s Results of Operations and Financial Condition.
Citi operates globally, including in countries, states and regions where its businesses, and the activities of its consumer customers and corporate clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to Citi and its customers and clients, with the risks expected to increase over time.
Climate risks can arise from physical risks (acute or chronic risks related to the physical effects of climate change) and transition risks (risks related to regulatory and legal,

technological, market and reputational changes from a transition to a low-carbon economy). Physical risks could damage or destroy Citi’s or its customers’ and clients’ properties and other assets and disrupt their operations. For example, climate change may lead to more extreme weather events occurring more often which may result in physical damage and additional volatility within our trading and other businesses and potential counterparty exposures and other financial risks. Transition risks may result in changes in regulations or market preferences, which in turn could have negative impacts on asset values, results of operation or the reputation of Citi and its customers and clients. For example, Citi’s corporate credit portfolios include carbon-intensive industries like oil and gas and power that are exposed to climate risks, such as those risks related to the transition to a low-carbon economy, as well as low-carbon industries that may be subject to risks associated with new technologies. U.S. and non-U.S. banking regulators and others have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.
For information on Citi’s management of climate risk, see “Managing Global Risk—Strategic Risk—Climate Risk” below.

MARKET AND OTHER RISKS
Macroeconomic, Geopolitical and Other Challenges and Uncertainties Globally Could Have a Negative Impact on Citi’s Businesses and Results of Operations.
In addition to the significant macroeconomic challenges posed by the pandemic (see the pandemic-related risk factor above), Citi has experienced, and could experience in the future, negative impacts to its businesses and results of operations as a result of other macroeconomic, geopolitical and other challenges, uncertainties and volatility. For example, governmental fiscal and monetary actions, or expected actions, such as changes in interest rate policies and any program implemented by a central bank to change the size of its balance sheet, could significantly impact interest rates, economic growth rates, the volatility of global financial markets, foreign exchange rates and global capital flows. Additional areas of uncertainty include, among others, geopolitical tensions and conflicts, protracted or widespread trade tensions, natural disasters, other pandemics and election outcomes. Moreover, adverse developments or downturns in one or more of the world’s larger economies would likely have a significant impact on the global economy or the economies of other countries because of global financial and economic linkages.
In 2020, due to the pandemic, the FRB and other central banks took numerous actions to support the global economy, including by further reducing their benchmark interest rates and in certain instances providing additional liquidity to the financial system. Interest rates on loans Citi makes to customers and clients are typically based off or set at a spread over a benchmark interest rate, including the U.S. benchmark interest rate, and are therefore likely to decline as benchmark rates decline. By contrast, the interest rates at which Citi pays depositors are already low and unlikely to decline much further. Consequently, declining or continued low interest rates for loans and largely unchanged deposit rates would likely further compress Citi’s net interest revenue. Citi’s net interest revenue could also be adversely affected due to a flattening of the interest rate yield curve (e.g., a lower spread between shorter-term versus longer-term interest rates), as Citi, similar to other banks, typically pays interest on deposits based on shorter-term interest rates and earns money on loans based on longer-term interest rates. For additional information on Citi’s interest rate risk, see “Managing Global Risk—Market Risk—Net Interest Revenue at Risk” below.
These and additional global macroeconomic, geopolitical and other challenges, uncertainties and volatilities have negatively impacted, and could continue to negatively impact, Citi’s businesses, results of operations and financial condition, including its credit costs, revenues across ICG and GCB and AOCI (which would in turn negatively impact Citi’s book and tangible book value).

OPERATIONAL RISKS
A Failure in or Disruption of Citi’s Operational Processes or Systems Could Negatively Impact Citi’s Reputation, Customers, Clients, Businesses or Results of Operations and Financial Condition.
Citi’s global operations rely heavily on the accurate, timely and secure processing, management, storage and transmission of confidential transactions, data and other information as well as the monitoring of a substantial amount of data and complex transactions in real time. For example, Citi obtains and stores an extensive amount of personal and client-specific information for its consumer and institutional customers and clients, and must accurately record and reflect their extensive account transactions. Citi’s operations must also comply with complex and evolving laws and regulations in the countries in which it operates.
With the evolving proliferation of new technologies and the increasing use of the internet, mobile devices and cloud technologies to conduct financial transactions, large global financial institutions such as Citi have been, and will continue to be, subject to an ever-increasing risk of operational loss, failure or disruption, including as a result of cyber or information security incidents. These risks have been exacerbated during the pandemic, when a substantial portion of Citi’s colleagues have worked remotely and customers and clients have increased their use of online banking and other platforms (for additional information, see the cybersecurity risk factor below and pandemic-related risk factor above).
Although Citi has continued to upgrade its operational systems to automate processes and enhance efficiencies, operational incidents are unpredictable and can arise from numerous sources, not all of which are within Citi’s control, including, among others, human error, such as processing errors, fraud or malice on the part of employees or third parties, accidental system or technological failure, electrical or telecommunication outages, failures of or cyber incidents involving computer servers or infrastructure or other similar losses or damage to Citi’s property or assets. Irrespective of the sophistication of the technology utilized by Citi, there will always be some room for human error. In view of the large transactions in which Citi engages, such errors could result in significant loss. Operational incidents can also arise as a result of failures by third parties with which Citi does business, such as failures by internet, mobile technology and cloud service providers or other vendors to adequately follow procedures or processes, safeguard their systems or prevent system disruptions or cyber attacks.
Incidents that impact information security and/or technology operations may cause disruptions and/or malfunctions within Citi’s businesses (e.g., the temporary loss of availability of Citi’s online banking system or mobile banking platform), as well as the operations of its clients, customers or other third parties. In addition, operational incidents could involve the failure or ineffectiveness of internal processes or controls. Given Citi’s global footprint and the high volume of transactions processed by Citi, certain failures, errors or actions may be repeated or compounded before they are discovered and rectified, which would further increase the consequences and costs. Operational incidents could result in financial losses as well as misappropriation, corruption or loss of confidential and other information or assets, which could significantly negatively impact Citi’s reputation, customers, clients, businesses or results of operations and financial condition. Cyber-related and other operational incidents can also result in legal and regulatory proceedings, fines and other costs (see the legal and regulatory proceedings risk factor below).
For information on Citi’s management of operational risk, see “Managing Global Risk—Operational Risk” below.

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
Third parties with which Citi does business, as well as retailers and other third parties with which Citi’s customers do business, may also be sources of cybersecurity risks, particularly where activities of customers are beyond Citi’s security and control systems. For example, Citi outsources certain functions, such as processing customer credit card transactions, uploading content on customer-facing websites and developing software for new products and services. These relationships allow for the storage and processing of customer information by third-party hosting of or access to Citi websites, which could lead to compromise or the potential to introduce vulnerable or malicious code, resulting in security breaches impacting Citi customers. Furthermore, because financial institutions are becoming increasingly interconnected with central agents, exchanges and clearing houses, including as a result of derivatives reforms over the last few years, Citi has increased exposure to cyber attacks through third parties. While many of Citi’s agreements with third parties include indemnification provisions, Citi may not be able to recover sufficiently, or at all, under the provisions to adequately offset any losses Citi may incur from third-party cyber incidents.
Citi has been subject to attempted and sometimes successful cyber attacks from external sources over the last several years, including (i) denial of service attacks, which attempt to interrupt service to clients and customers, (ii) hacking and malicious software installations, intended to gain unauthorized access to information systems or to disrupt those systems, (iii) data breaches due to unauthorized access to customer account data and (iv) malicious software attacks on client systems, in an attempt to gain unauthorized access to Citi systems or client data under the guise of normal client transactions. While Citi’s monitoring and protection services were able to detect and respond to the incidents targeting its systems before they became significant, they still resulted in limited losses in some instances as well as increases in expenditures to monitor against the threat of similar future cyber incidents. There can be no assurance that such cyber incidents will not occur again, and they could occur more frequently and on a more significant scale.
Further, although Citi devotes significant resources to implement, maintain, monitor and regularly upgrade its systems and networks with measures such as intrusion detection and prevention and firewalls to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Because the methods used to cause cyber attacks change frequently or, in some cases, are not recognized until launched or even later, Citi may be unable to implement effective preventive measures or proactively address these methods until they are discovered. In addition, given the evolving nature of cyber threat actors and the frequency and sophistication of the cyber activities they carry out, the determination of the severity and potential impact of a cyber incident may not become apparent for a substantial period of time following discovery of the incident. Also, while Citi engages in certain actions to reduce the exposure resulting from outsourcing, such as performing security control assessments of third-party vendors and limiting third-party access to the least privileged level necessary to perform job functions, these actions cannot prevent all third-party-related cyber attacks or data breaches.
Cyber incidents can result in the disclosure of personal, confidential or proprietary customer or client information, damage to Citi’s reputation with its clients and the market, customer dissatisfaction and additional costs to Citi, including expenses such as repairing systems, replacing customer payment cards, credit monitoring or adding new personnel or protection technologies. Regulatory penalties, loss of revenues, exposure to litigation and other financial losses, including loss of funds, to both Citi and its clients and customers and disruption to Citi’s operational systems could also result from cyber incidents (for additional information on the potential impact of operational disruptions, see the operational processes and systems risk factor above). Moreover, the increasing risk of cyber incidents has resulted in increased legislative and regulatory scrutiny of firms’ cybersecurity protection services and calls for additional laws and regulations to further enhance protection of consumers’ personal data.
While Citi maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and may not take into account reputational harm, the cost of which could be immeasurable.
For additional information about Citi’s management of cybersecurity risk, see “Managing Global Risk—Operational Risk—Cybersecurity Risk” below.

Changes to or the Application of Incorrect Assumptions, Judgments or Estimates in Citi’s Financial Statements Could Cause Significant Unexpected Losses or Impacts in the Future.
U.S. GAAP requires Citi to use certain assumptions, judgments and estimates in preparing its financial statements, including, among other items, the estimate of the ACL; reserves related to litigation, regulatory and tax matters exposures; valuation of DTAs; and the fair values of certain assets and liabilities, such as goodwill or any other asset for impairment. If Citi’s assumptions, judgments or estimates underlying its financial statements are incorrect or differ from actual or subsequent events, Citi could experience unexpected losses or other adverse impacts, some of which could be significant.
For example, the CECL methodology, adopted as of January 1, 2020, requires that Citi provide reserves for a current estimate of lifetime expected credit losses for its loan portfolios and other financial assets, as applicable, at the time those assets are originated or acquired. This estimate is adjusted each period for changes in expected lifetime credit losses. Citi’s ACL estimate depends upon its CECL models and assumptions, forecasted macroeconomic conditions, including, among other things, the U.S. unemployment rate and the U.S. Real GDP, and the credit indicators, composition and other characteristics of Citi’s loan and other applicable portfolios. These model assumptions and forecasted macroeconomic conditions will change over time, whether due to the pandemic or otherwise, resulting in greater variability in Citi’s ACL compared to its provision for loan losses under the previous GAAP methodology, and, thus, impact its results of operations, as well as regulatory capital, including as the CECL phase-in begins as of January 1, 2022.
Moreover, Citi has incurred losses related to its foreign operations that are reported in the foreign currency translation adjustment (CTA) components of Accumulated other comprehensive income (loss) (AOCI). In accordance with U.S. GAAP, a sale or substantial liquidation of any foreign operations, such as those related to Citi’s legacy businesses, would result in reclassification of any foreign CTA component of AOCI related to that foreign operation, including related hedges and taxes, into Citi’s earnings. For additional information on Citi’s accounting policy for foreign currency translation and its foreign CTA components of AOCI, see Notes 1 and 19 to the Consolidated Financial Statements.
For additional information on the key areas for which assumptions and estimates are used in preparing Citi’s financial statements, including those related to Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 27 to the Consolidated Financial Statements.

Changes to Financial Accounting and Reporting Standards or Interpretations Could Have a Material Impact on How Citi Records and Reports Its Financial Condition and Results of Operations.
Periodically, the Financial Accounting Standards Board (FASB) issues financial accounting and reporting standards that govern key aspects of Citi’s financial statements or interpretations thereof when those standards become effective, including those areas where Citi is required to make assumptions or estimates. Changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB or other regulators, could present operational challenges and could also require Citi to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. For additional information on Citi’s accounting policies, including the expected impacts on Citi’s results of operations and financial condition, see Note 1 to the Consolidated Financial Statements.

If Citi’s Risk Management Processes, Strategies or Models Are Deficient or Ineffective, Citi May Incur Significant Losses and Its Regulatory Capital and Capital Ratios Could Be Negatively Impacted.
Citi utilizes a broad and diversified set of risk management and mitigation processes and strategies, including the use of risk models in analyzing and monitoring the various risks Citi assumes in conducting its activities. For example, Citi uses models as part of its comprehensive stress testing initiatives across the Company. Citi also relies on data to aggregate, assess and manage various risk exposures. Management of these risks is made even more challenging within a global financial institution such as Citi, particularly given the complex, diverse and rapidly changing financial markets and conditions in which Citi operates as well as that losses can occur from untimely, inaccurate or incomplete processes caused by unintentional human error.
In addition, in October 2020, Citigroup and Citibank entered into consent orders with the FRB and OCC that require Citigroup and Citibank to submit acceptable plans relating principally to making improvements in various aspects of enterprise-wide risk management, compliance, data quality management and governance and internal controls (see “Citi’s Consent Order Compliance” above and the legal and regulatory proceedings risk factor below).
Citi’s risk management processes, strategies and models are inherently limited because they involve techniques, including the use of historical data in many circumstances, assumptions and judgments that cannot anticipate every economic and financial outcome in the markets in which Citi operates, nor can they anticipate the specifics and timing of such outcomes. Citi could incur significant losses, and its regulatory capital and capital ratios could be negatively impacted, if Citi’s risk management processes, including its ability to manage and aggregate data in a timely and accurate manner, strategies or models are deficient or ineffective. Such deficiencies or ineffectiveness could also result in inaccurate financial, regulatory or risk reporting.
Moreover, Citi’s Basel III regulatory capital models, including its credit, market and operational risk models, currently remain subject to ongoing regulatory review and approval, which may result in refinements, modifications or enhancements (required or otherwise) to these models. Modifications or requirements resulting from these ongoing reviews, as well as any future changes or guidance provided by the U.S. banking agencies regarding the regulatory capital framework applicable to Citi, have resulted in, and could continue to result in, significant changes to Citi’s risk-weighted assets. These changes can negatively impact Citi’s capital ratios and its ability to achieve its regulatory capital requirements.

CREDIT RISKS
Credit Risk and Concentrations of Risk Can Increase the Potential for Citi to Incur Significant Losses.
Credit risk primarily arises from Citi’s lending and other businesses in both GCB and ICG. Citi has credit exposures to consumer, corporate and public sector borrowers and other counterparties in the U.S. and various countries and jurisdictions globally, including end-of-period consumer loans of $289 billion and end-of-period corporate loans of $387 billion at year-end 2020.
A default by a borrower or other counterparty, or a decline in the credit quality or value of any underlying collateral, exposes Citi to credit risk. Despite Citi’s target client strategy, various pandemic-related, macroeconomic, geopolitical and other factors, among other things, can increase Citi’s credit risk and credit costs (for additional information, see the pandemic-related, co-branding and private label credit card, macroeconomic challenges and uncertainties and emerging markets risk factors above).
While Citi provides reserves for expected losses for its credit exposures, as applicable, such reserves are subject to judgments and estimates that could be incorrect or differ from actual future events. Under the CECL accounting standard, the ACL reflects expected losses, rather than incurred losses, which has resulted in and could lead to additional volatility in the allowance and the provision for credit losses as forecasts of economic conditions change. In addition, Citi’s future allowance may be affected by seasonality of its cards portfolios based on historical evidence showing that (i) credit card balances typically decrease during the first and second quarters, as borrowers use tax refunds to pay down balances; and (ii) balances increase during the third and fourth quarters each year as payments are no longer impacted by tax refunds and the holiday season approaches. However these seasonal trends could be affected in 2021 due to the impacts of the pandemic, government stimulus and expiration of
consumer and small business relief programs. For additional information, see the incorrect assumptions or estimates and changes to financial accounting and reporting standards risk factors above. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 15 to the Consolidated Financial Statements. For additional information on Citi’s credit and country risk, see each respective business’s results of operations above and “Managing Global Risk—Credit Risk” and “Managing Global Risk—Strategic Risk—Country Risk” below and Notes 14 and 15 to the Consolidated Financial Statements.
Concentrations of risk, particularly credit and market risks, can also increase Citi’s risk of significant losses. As of year-end 2020, Citi’s most significant concentration of credit risk was with the U.S. government and its agencies, which primarily results from trading assets and investments issued by the U.S. government and its agencies (for additional information, including concentrations of credit risk to other public sector entities, see Note 23 to the Consolidated Financial Statements). In addition, Citi routinely executes a high volume of securities, trading, derivative and foreign exchange transactions with non-U.S. sovereigns and with counterparties in the financial services industry, including banks, insurance companies, investment banks, governments, central banks and other financial institutions. Moreover, Citi has indemnification obligations in connection with various transactions that expose it to concentrations of risk, including credit risk from hedging or reinsurance arrangements related to those obligations (for additional information about these exposures, see Note 26 to the Consolidated Financial Statements). A rapid deterioration of a large borrower or other counterparty or within a sector or country where Citi has large exposures or guarantees or unexpected market dislocations could cause Citi to incur significant losses.

LIQUIDITY RISKS
The Maintenance of Adequate Liquidity and Funding Depends on Numerous Factors, Including Those Outside of Citi’s Control, Such as Market Disruptions and Increases in Citi’s Credit Spreads.
As a large, global financial institution, adequate liquidity and sources of funding are essential to Citi’s businesses. Citi’s liquidity and sources of funding can be significantly and negatively impacted by factors it cannot control, such as general disruptions in the financial markets, governmental fiscal and monetary policies, regulatory changes or negative investor perceptions of Citi’s creditworthiness, unexpected increases in cash or collateral requirements and the inability to monetize available liquidity resources, whether due to the pandemic or otherwise. Citi competes with other banks and financial institutions for deposits, which represent Citi’s most stable and lowest cost source of long-term funding. The competition for retail banking deposits has increased in recent years as a result of online banks and digital banking, among others. Furthermore, although Citi’s has had robust deposit growth since the onset of the pandemic, it remains unclear how “sticky” (likely to remain at Citi) those deposits may be, particularly in a less accommodating environment.

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
Additionally, as a holding company, Citi relies on interest, dividends, distributions and other payments from its subsidiaries to fund dividends as well as to satisfy its debt and other obligations. Several of Citi’s U.S. and non-U.S. subsidiaries are or may be subject to capital adequacy or other regulatory or contractual restrictions on their ability to provide such payments, including any local regulatory stress test requirements. Limitations on the payments that Citi receives from its subsidiaries could also impact its liquidity.

The Credit Rating Agencies Continuously Review the Credit Ratings of Citi and Certain of Its Subsidiaries, and a Ratings Downgrade Could Have a Negative Impact on Citi’s Funding and Liquidity Due to Reduced Funding Capacity and Increased Funding Costs, Including Derivatives Triggers That Could Require Cash Obligations or Collateral Requirements.
The credit rating agencies, such as Fitch, Moody’s and S&P, continuously evaluate Citi and certain of its subsidiaries. Their ratings of Citi and its more significant subsidiaries’ long-term/ senior debt and short-term/commercial paper are based on a number of factors, including standalone financial strength, as well as factors that are not entirely within the control of Citi and its subsidiaries, such as the agencies’ proprietary rating methodologies and assumptions, and conditions affecting the financial services industry and markets generally.
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

COMPLIANCE RISKS
Ongoing Interpretation and Implementation of Regulatory and Legislative Requirements and Changes in the U.S. and Globally Have Increased Citi’s Compliance, Regulatory and Other Risks and Costs.
Citi is continually required to interpret and implement extensive and frequently changing regulatory and legislative requirements in the U.S. and other jurisdictions where it does business, resulting in substantial compliance, regulatory and other risks and costs. In addition, there are heightened regulatory scrutiny and expectations in the U.S. and globally for large financial institutions, as well as their employees and agents, with respect to, among other things, governance, infrastructure, data and risk management practices and controls. A failure to comply with these requirements and expectations or resolve any identified deficiencies could result in increased regulatory oversight and restrictions, enforcement proceedings, penalties and fines (for additional information, see the legal and regulatory proceedings risk factor below).
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
Examples of regulatory or legislative changes that have resulted in increased compliance risks and costs include (i) a proliferation of laws relating to the limitation of cross-border data movement and/or collection and use of customer information, including data localization and protection and privacy laws, which also can conflict with or increase compliance complexity with respect to other laws, including anti-money laundering laws; and (ii) the FRB’s “total loss absorbing capacity” (TLAC) requirements. Additionally, the banking industry generally is being called upon to do more on the issues of social, economic and racial justice. This could result in additional regulatory requirements regarding banking services for underserved communities and individuals.
Increased and ongoing compliance requirements and uncertainties have resulted in higher compliance costs for Citi, in part due to an increase in risk, regulatory and compliance staff over the last several years despite a reduction in the overall employee population. Extensive and changing compliance requirements can also result in increased reputational and legal risks for Citi, as failure to comply with regulations and requirements, or failure to comply with regulatory expectations, can result in enforcement and/or regulatory proceedings, penalties and fines.

Citi Is Subject to Extensive Legal and Regulatory Proceedings, Examinations, Investigations, Consent Orders and Related Compliance Efforts and Other Inquiries That Could Result in Significant Monetary Penalties, Supervisory or Enforcement Orders, Business Restrictions, Limitations on Dividends, Changes to Directors and/or Officers and Collateral Consequences Arising from Such Outcomes.
At any given time, Citi is a party to a significant number of legal and regulatory proceedings and is subject to numerous governmental and regulatory examinations, investigations, consent orders and related compliance efforts, and other inquiries. Citi can also be subject to enforcement proceedings not only because of violations of laws and regulations, but also due to failures, as determined by its regulators, to have adequate policies and procedures, or to remedy deficiencies on a timely basis.
The recent FRB and OCC consent orders require Citigroup and Citibank to submit acceptable plans to the FRB and OCC, on various timelines, relating principally to making improvements in various aspects of enterprise-wide risk management, compliance, data quality management and governance and internal controls. The consent orders require preparation of acceptable gap analyses that identify the required improvements and related root causes, as well as targeted action plans and quarterly progress reports detailing the results and status of the improvements. These improvements will result in significant investments by Citi during 2021 and afterwards, as an essential part of Citi’s broader transformation efforts to enhance its infrastructure, governance, processes and risk and controls. Although there are no restrictions on Citi’s ability to serve its clients, the Citibank consent order requires prior approval of any significant new acquisition, including any portfolio or business acquisition, excluding ordinary course transactions. Moreover, the Citibank consent order provides that the OCC has the right to assess future civil monetary penalties or take other supervisory and/or enforcement actions, including where the OCC determines Citibank has not made sufficient and sustainable progress to address the required improvements. Such actions by the OCC could include imposing business restrictions, including possible limitations on the declaration or payment of dividends and changes in directors and/or senior executive officers. More generally the OCC and/or the Federal Reserve could take additional enforcement or other actions if the regulatory agency believes that Citi has not met regulatory expectations regarding compliance with the consent orders.
For additional information regarding the consent orders, see “Citi’s Consent Order Compliance” above.
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
U.S. and non-U.S. regulators have been increasingly focused on “conduct risk,” a term used to describe the risks associated with behavior by employees and agents, including third parties, that could harm clients, customers, employees or the integrity of the markets, such as improperly creating, selling, marketing or managing products and services or improper incentive compensation programs with respect thereto, failures to safeguard a party’s personal information, or failures to identify and manage conflicts of interest. In addition to the greater focus on conduct risk, the general heightened scrutiny and expectations from regulators could lead to investigations and other inquiries, as well as remediation requirements, more regulatory or other enforcement proceedings, civil litigation and higher compliance and other risks and costs.
Further, while Citi takes numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, customers, employees or the integrity of the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms, including Citi.
In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in Citi’s culture, such focus could also lead to additional regulatory proceedings. Furthermore, the severity of the remedies sought in legal and regulatory proceedings to which Citi is subject has remained elevated. U.S. and certain international governmental entities have increasingly brought criminal actions against, or have sought criminal convictions from, financial institutions and individual employees, and criminal prosecutors in the U.S. have increasingly sought and obtained criminal guilty pleas or deferred prosecution agreements against corporate entities and individuals and other criminal sanctions for those institutions and individuals. These types of actions by U.S. and international governmental entities may, in the future, have significant collateral consequences for a financial institution, including loss of customers and business, and the inability to offer certain products or services and/or operate certain businesses. Citi may be required to accept or be subject to similar types of criminal remedies, consent orders, sanctions, substantial fines and penalties, remediation and other financial costs or other requirements in the future, including for matters or practices not yet known to Citi, any of which could materially and negatively affect Citi’s businesses, business practices, financial condition or results of operations, require material changes in Citi’s operations or cause Citi reputational harm.

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

HUMAN CAPITAL RESOURCES AND MANAGEMENT

Attracting and retaining a highly qualified and motivated workforce is a strategic priority for Citi. Citi seeks to enhance the competitive strength of its workforce through the following efforts:

•Continuous innovation in recruiting, training, compensation, promotion and engagement of colleagues
•Actively seeking and listening to diverse perspectives at all levels of the organization
•Optimizing transparency concerning workforce goals, in order to promote accountability, credibility and effectiveness in achieving those goals

Workforce Size and Distribution
As of December 31, 2020, Citi employed 210,153 colleagues in nearly 100 countries. The following table shows the geographic distribution of those colleagues by segment, region and gender:

Business segment	North America	EMEA	Latin America	Asia	Total(1)	Female	Male
Global Consumer Banking	32,936	4,087	30,276	31,849	99,148	58%	42%
Institutional Clients Group	16,905	16,457	7,166	22,349	62,877	44	56
Corporate/Other	17,130	9,510	7,000	14,488	48,128	42	58
Total	66,971	30,054	44,442	68,686	210,153	51%	49%

(1)    Part-time colleagues represented less than 1.5% of Citi’s global workforce.

Workforce Management
Citi devotes substantial resources to managing its workforce. Citigroup’s Board of Directors provides strategic oversight and direction to management regarding workforce policies and practices, and includes many members with experience in overseeing workforce issues. The chair of the Personnel and Compensation Committee of the Board was formerly the global head of human resources for PIMCO, a leading global asset management firm, and later served as its president, with oversight responsibility for human resources. In addition, the Personnel and Compensation Committee regularly reviews management’s achievements against human capital management goals, such as addressing representation of women and U.S. minorities in senior roles at Citi, as well as talent recruitment and development initiatives.

Diversity
Citigroup’s Board is committed to ensuring that it and Citi’s Executive Management Team are composed of individuals whose backgrounds reflect the diversity represented by Citi’s employees, customers and stakeholders.
Additionally, over the past several years, Citi has increased its efforts to diversify its workforce. In furtherance of that goal, Citi has focused on measuring and addressing pay equity within the organization:

•In 2018, Citi was the first major U.S. financial institution to publicly release the results of a pay equity review comparing compensation of women to men and U.S.

minorities to U.S. non-minorities. Since then, Citi has continued to be transparent about pay equity, also disclosing its unadjusted or “raw” pay gap for both women and U.S. minorities since 2019.
•Citi’s 2020 results found that, on an adjusted basis, women globally are paid on average more than 99% of what men are paid at Citi, and there was no statistically significant difference in adjusted compensation for U.S. minorities and non-minorities. Following the review, appropriate pay adjustments were made as part of Citi’s 2020 compensation cycle.
•Citi’s 2020 raw gap analysis showed that the median pay for women globally is better than 74% of the median for men, up from 73% in 2019 and 71% in 2018, and that the median pay for U.S. minorities is just under 94% of the median for non-minorities, which is similar to 2019 and up from 93% in 2018.
•To continue closing the pay gap, Citi has set goals to increase representation at the assistant vice president through managing director levels to at least 40% for women globally and 8% for Black colleagues in the U.S. by the end of 2021.

Citi also has a goal to:

•expand the use of diverse slates across the firm in 2021 to include not one, but at least two women or racial/ethnic minorities in Citi’s interviews for U.S. hires and at least two women in interviews for global hires; and

•increase the analyst and associate programs to 50% female colleagues globally and 30% Black and Hispanic/Latino colleagues in the U.S.

In 2020, Citi also:

•expanded the standard for a diverse slate to include at least one woman globally and one woman and/or U.S. minority for U.S. hires at the assistant vice president, vice president and senior vice president levels, in addition to managing director and director level hires;
•    included a diverse slate of candidates, with at least one woman and/or U.S. minority, for 86% of roles that were posted globally with a qualified slate;
•increased representation of underrepresented minorities in its full-time U.S. campus recruitment program from 18% in 2019 to 26% in 2020;
•increased female representation in its full-time U.S. campus recruitment program from 45% in 2019 to 46% in 2020; and
•increased female representation in its summer internship program from 47% in 2019 to 52% in 2020 in the U.S. and from 48% in 2019 to 50% in 2020 globally, while Black and Hispanic/Latino representation in its summer class increased from 26% to 27% over the same timeframe. This was Citi’s most diverse intern class to date.

Workforce Development
Citi highly values a workplace environment where its colleagues can bring their whole selves to work and where diverse perspectives and ideas are embraced. Citi encourages career growth and development by offering broad and diverse opportunities to colleagues. Highlights of these opportunities include the following:

•Citi provides a range of internal development and rotational programs to colleagues at all levels, including various training programs and events to assist high-performing colleagues in building the skills needed to transition to manager and supervisory roles.
•Citi has a focus on internal talent development and aims to provide colleagues with career growth opportunities, with 33% of open positions filled internally. This emphasis is particularly important as Citi focuses on providing career paths for its diverse talent base as part of its efforts to increase diverse representation at more senior levels of the organization.
•In order to assist colleagues in a rapidly changing world, Citi offers an online platform that delivers information on various topics of interest to colleagues, such as leadership, data analytics, artificial intelligence and cybersecurity, among others.

For information about Citi’s reliance on a highly qualified and motivated workforce, see “Risk Factors” above. For additional information about Citi’s human capital management initiatives and goals, see Citi’s 2021 Annual Meeting Proxy Statement to be filed with the SEC in March 2021 as well as its 2019 Environmental, Social and Governance Report available at www.citigroup.com.
For information about Citi’s proactive measures to preserve the health and safety of its workforce during the pandemic, see “COVID-19 Pandemic Overview” above.

This page intentionally left blank.

Managing Global Risk Table of Contents

(1)    For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the Federal Reserve Board, on Citi’s Investor Relations website.

MANAGING GLOBAL RISK

Overview
For Citi, effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. Specifically, the activities that Citi engages in, and the risks those activities generate, must be consistent with Citi’s mission and value proposition, the key principles that guide it and Citi's risk appetite. As discussed above, Citi is continuing its efforts to comply with the Federal Reserve Board and OCC consent orders, relating principally to various aspects of risk management, compliance, data quality management and governance, and internal controls, see “Citi’s Consent Order Compliance” and “Risk Factors—Compliance Risks” above.
Risk management must be built on a foundation of ethical culture. Under Citi’s mission and value proposition, which was developed by its senior leadership and distributed throughout the Company, Citi strives to serve its clients as a trusted partner by responsibly providing financial services that enable growth and economic progress while earning and maintaining the public’s trust by constantly adhering to the highest ethical standards. As such, Citi asks all colleagues to ensure that their decisions pass three tests: they are in Citi’s clients’ interests, create economic value and are always systemically responsible. In addition, Citi evaluates colleagues’ performance against behavioral expectations set out in Citi’s leadership standards, which were designed in part to effectuate Citi’s mission and value proposition. Other culture-related efforts in connection with conduct risk, ethics and leadership, escalation and treating customers fairly help Citi to execute its mission and value proposition.
Citi’s Company-wide risk governance framework consists of the risk management practices that include a risk governance structure and the firm’s key policies, processes, personnel and control systems through which Citi identifies, measures, monitors, and controls risks such that the Company’s risk taking is consistent with its strategy and risk appetite. It also emphasizes Citi’s risk culture and lays out standards, procedures and programs that are designed to set, reinforce and enhance the Company’s risk culture, integrate its values and conduct expectations into the organization, providing colleagues with tools to assist them with making prudent and ethical risk decisions and to escalate issues appropriately.
Citi selectively takes risks in support of its underlying customer-centric strategy. Citi’s objective is to ensure that those risks are consistent with its mission and value proposition, including its commitment to responsible finance. Citi’s risk mission is taking intelligent risk with shared responsibility, without forsaking individual accountability.
Citi’s risk appetite framework sets boundaries for risk taking and consists of a set of risk appetite statements that articulate the aggregate level and types of risk that Citi is willing to accept in order to achieve its strategic objectives and business plan and includes governance processes through which the risk appetite is established, communicated and monitored, and its breaches are escalated and resolved. It is built on quantitative boundaries, which include goals, risk limits and thresholds, and on qualitative principles that guide behavior. Citi’s risk appetite framework is enterprise-wide and applicable across products, functions and geographies and comprehensively covers the major categories of risk facing the firm.
Citi’s risks are generally categorized and summarized as follows:

•Credit risk is the risk of loss resulting from the decline in credit quality (or downgrade risk) or failure of a borrower, counterparty, third party or issuer to honor its financial or contractual obligations.
•Liquidity risk is the risk that the firm will not be able to efficiently meet both expected and unexpected current and future cash flow and collateral needs without adversely affecting either daily operations or financial conditions of the firm. This risk may be exacerbated by the inability of the firm to access funding sources or monetize assets and the composition of liability funding and liquid assets.
•Market risk (including price risk and interest rate risk) is the risk of loss arising from changes in the value of Citi’s assets and liabilities or reduced net interest revenues resulting from changes in market variables, such as interest rates, exchange rates, equity and commodity prices or credit spreads. Losses can be exacerbated by the negative convexity of positions, as well as the presence of basis or correlation risks.
•Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. It includes legal risk, which is the risk of loss (including litigation costs, settlements and regulatory fines) resulting from the failure of the firm to comply with laws, regulations, prudent ethical standards and contractual obligations in any aspect of the firm’s business, but excludes strategic and reputation risks (see below).
•Compliance risk is the risk to current or projected financial conditions and resilience arising from violations of laws, rules or regulations, or from non-conformance with prescribed practices, internal policies and procedures or ethical standards. It also includes the exposure to litigation (known as legal risk) from all aspects of banking, traditional and non-traditional.
•Reputation risk is the risk to current or projected financial conditions and resilience arising from negative public opinion. This risk may impair Citi’s competitiveness by affecting its ability to establish new relationships or services or continue servicing existing relationships.
•Strategic risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from poor, but authorized, business decisions (in compliance with regulations, policies and procedures), an inability to adapt to changes in the operating environment, or other external factors that may impair the ability to carry out a business strategy. Strategic risk also includes:

◦Country risk, which is the risk that conditions in a country (which may be precipitated by developments within or external to a country) will impair the value of Citi’s franchise or will adversely affect the ability of obligors within that country to honor their obligations to Citi. Country risk includes sovereign defaults, banking crises, currency crises, currency convertibility and/or transferability restrictions or political developments.

Citi uses a lines of defense construct to manage its risks. The construct comprises units that create risks (first line of defense), those that independently assess risk (second line of defense), units that provide independent assurance (third line of defense) and units tasked with maintaining a strong control environment (control and support functions). The lines of defense, which include control and support functions, coordinate with each other in the risk management system in support of the common goal of identifying, measuring, monitoring and controlling risk-taking activities so they remain consistent with the firm’s strategy and risk appetite.

First Line of Defense: Front Line Units and Front Line Unit Activities
Citi’s first line of defense owns the risks inherent in or arising from their business and is responsible for identifying, assessing and controlling those risks so that they are within Citi’s risk appetite.
Front line units are responsible and held accountable for managing the risks associated with their activities within the boundaries set by independent risk management. They are also responsible for designing and implementing effective internal controls and maintaining processes for managing their risk profile, including through risk mitigation, so that it remains consistent with Citi’s established risk appetite.
Front line unit activities are considered part of the first line of defense and are subject to the oversight and challenge of independent risk management, whether they are conducted by a front line unit or another line of defense designation. Note that front line units may also conduct control and support activities which are subject to the relevant firm-wide independent oversight processes specific to the risk category that they generate (e.g., operational risk, compliance risk, reputation risk).
The first line of defense is composed of Citi’s Business Management (Global Consumer Bank (GCB) and Institutional Clients Group (ICG)), Regional and Country Management, certain Corporate Functions (Enterprise Infrastructure, Operations and Technology (EIO&T) and Finance), as well as other front line unit activities.

Second Line of Defense: Independent risk management
Independent risk management units are independent of front line units. They are responsible for overseeing the risk-taking activities of the first line of defense and challenging the first line of defense in the execution of their risk management responsibilities. They are also responsible for independently identifying, measuring, monitoring and controlling aggregate risks and for setting standards for the management and oversight of risk. At Citi, the second line of defense is defined to include Independent Risk Management and Independent Compliance Risk Management (ICRM). Independent Risk Management and ICRM report to Citi’s Chief Risk Officer and Chief Compliance Officer (CCO), respectively, both of whom report directly to the Citigroup CEO and have unrestricted access to the Citigroup Board of Directors or its committees.

Independent Risk Management
The Independent Risk Management organization sets risk and control standards for the first line of defense and actively manages and oversees aggregate credit, market (price and interest rate), liquidity, strategic, operational, compliance and reputation risks across the firm, including risks that span categories, such as concentration risk.
Independent Risk Management is organized to align to businesses, regions, types of risk and to firm-wide, cross-risk functions or processes. There are teams that report to an independent Chief Risk Officer (CRO) for Citi’s businesses (Business CROs, including Finance Chief Risk Officers) and regions / legal entities (Regional / Legal Entity CROs). In addition, there are risk-category-aligned teams that report to a Risk Category Head (e.g., Market Risk, Operational Risk, Model Risk) and foundational teams that report to a Foundational Risk Management Head (e.g., Risk Governance, Enterprise Concentration Risk Management, Global Risk Review). All of the above Risk Heads, together with the Business and Regional / Legal Entity CROs, report to the Citigroup CRO.

Independent Compliance Risk Management
The Independent Compliance Risk Management organization is designed to oversee and challenge products, functions, jurisdictional activities and legal entities in managing compliance risk, as well as promoting business conduct and activity that is consistent with Citi’s mission and value proposition and the compliance risk appetite. Citi’s objective is to embed an enterprise-wide compliance risk management framework and culture that identifies, measures, monitors, controls and escalates compliance risk across the firm.
Product Line, Function and Country ICRM provide compliance risk management advice and credible challenge on day-to-day matters and strategic decision-making for key initiatives. Additionally, Country ICRM provides advisory and challenge on regulatory and enterprise wide matters such as regulatory changes in a country. ICRM has program-level Enterprise Compliance units whose Heads are responsible for coordinating and managing their respective horizontal, enterprise-wide compliance programs, setting standards and establishing priorities for program-related compliance efforts.

Third Line of Defense: Internal Audit
Internal audit is independent of front line units and independent risk management units. Internal audit provides independent assurance to the Citigroup Board of Directors on the effectiveness of governance, risk management and internal controls. Internal audit reports to a chief audit executive (i.e., Citi’s Chief Auditor) who has unrestricted access to the Board or its audit committee to facilitate the ability to execute specific responsibilities pertaining to escalation of risks and issues.
The Internal Audit function has designated Chief Auditors responsible for assessing the design and effectiveness of controls within the various business units, functions, geographies and legal entities in which Citi operates.

The Citigroup Chief Auditor manages Internal Audit and maintains its independence from the front line units, Independent Risk Management, ICRM and control and support functions by reporting functionally to the Chairman of the Citigroup Audit Committee and administratively to the Citigroup CEO.

Control and Support Functions
Control and support functions do not meet the definition of front line unit, independent risk management or internal audit. While they do not report into the CRO or CCO, they are expected to design, implement and maintain an effective control environment with respect to the risks they generate, and also support safety and soundness.
At Citi, the control and support functions are defined to include the following organizational units: Chief Administrative Office, Global Public Affairs, Human Resources, International Franchise Management, Legal (including Citi Security & Investigative Services) and the Office of the CBNA CEO.

Board and Executive Management
The Citigroup Board of Directors, both directly or through its committees, actively oversees Citi’s risk taking activities and holds management accountable for adhering to the risk governance framework. The primary responsibility of the Citigroup Board is to provide effective governance over Citi’s affairs for the benefit of its stakeholders. Directors have full and free access to management.
The standing committees of the Citigroup Board are the Risk Management Committee, Audit Committee, Personnel and Compensation Committee, Ethics, Conduct and Culture Committee and Nomination, Governance and Public Affairs Committee.
The Board delegates authority to the Executive Management Team, which consists of the Citigroup CEO and certain direct reports of the CEO, for directing and overseeing day-to-day management of the firm. The Executive Management Team is responsible for developing and implementing policies, procedures and processes that translate the Board’s goals, strategic objectives and risk appetite and limits into prudent standards for the safe and sound operation of the firm.
The Executive Management Team reports to the Board on the firm’s overall risk profile, including aggregate and emerging risks, and provides the Board with information about current and potential risk exposures and their potential impact on earnings, capital and strategic objectives.
Executive Management committees have been designed to cover all primary risks to which Citi is exposed. These Executive Management committees escalate to standing committees of the Board. The standing Executive Management committees are the Group Risk Management Committee, Group Strategic Risk Committee, Citigroup Asset & Liability Committee, Group Business, Risk and Control Committee and Group Reputation Risk Committee.

CREDIT RISK

Overview
Credit risk is the risk of loss resulting from the decline in credit quality of a client, customer or counterparty (or downgrade risk) or the failure of a borrower, counterparty, third party or issuer to honor its financial or contractual obligations. Credit risk arises in many of Citigroup’s business activities, including:

•consumer, commercial and corporate lending;
•capital markets derivative transactions;
•structured finance; and
•securities financing transactions (repurchase and reverse repurchase agreements, and securities loaned and borrowed).

Credit risk also arises from clearing and settlement activities, when Citi transfers an asset in advance of receiving its counter-value or advances funds to settle a transaction on behalf of a client. Concentration risk, within credit risk, is the risk associated with having credit exposure concentrated within a specific client, industry, region or other category.
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
With respect to Citi’s clearing and settlement activities, intraday client usage of clearing lines is monitored against limits, as well as against usage patterns with settlement activity monitored daily and intraday for select products. To the extent that a problem develops, Citi typically moves the client to a secured (collateralized) operating model. Generally, Citi’s intraday clearing and settlement lines are uncommitted and cancelable at any time.
To manage concentration of risk within credit risk, Citi has in place a framework consisting of industry limits, an idiosyncratic framework consisting of single name concentrations for each business and across Citigroup and a specialized framework consisting of product limits.
Credit exposures are generally reported in notional terms for accrual loans, reflecting the value at which the loans as well as other off-balance sheet commitments are carried on the Consolidated Balance Sheet. Credit exposure arising from capital markets activities is generally expressed as the current mark-to-market, net of margin, reflecting the net value owed to Citi by a given counterparty.
The credit risk associated with these credit exposures is a function of the idiosyncratic creditworthiness of the obligor, as well as the terms and conditions of the specific obligation. Citi assesses the credit risk associated with its credit exposures on a regular basis through its ACL process (see “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below and Notes 1 and 15 to the

Consolidated Financial Statements), as well as through regular stress testing at the company, business, geography and product levels. These stress-testing processes typically estimate potential incremental credit costs that would occur as a result of either downgrades in the credit quality or defaults of the obligors or counterparties.
For additional information on Citi’s credit risk management, see Note 14 to the Consolidated Financial Statements.

CONSUMER CREDIT
Citi provides traditional retail banking, including small business banking, and credit card products in 19 countries and jurisdictions through North America GCB, Latin America GCB and Asia GCB. The retail banking products include consumer mortgages, home equity, personal and small business loans and lines of credit and similar related products with a focus on lending to prime customers. Citi uses its risk appetite framework to define its lending parameters. In addition, Citi uses proprietary and/or industry scoring models for new customer approvals.
As stated in “Global Consumer Banking” above, GCB’s strategy is to leverage its global footprint and digital capabilities to develop multiproduct relationships with customers, both in and out of Citi’s branch footprint.

Consumer Credit Portfolio
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	4Q’19	1Q’20	2Q’20	3Q’20	4Q’20
Retail banking:
Mortgages	$85.5	$83.6	$86.0	$87.5	$88.9
Personal, small business and other	39.3	36.6	37.6	38.3	40.1
Total retail banking	$124.8	$120.2	$123.6	$125.8	$129.0
Cards:
Citi-branded cards	$122.2	$110.2	$103.6	$102.2	$106.7
Citi retail services	52.9	48.9	45.4	44.4	46.4
Total cards	$175.1	$159.1	$149.0	$146.6	$153.1
Total GCB	$299.9	$279.3	$272.6	$272.4	$282.1
GCB regional distribution:
North America	66%	67%	66%	66%	65%
Latin America	6	5	5	5	5
Asia(2)	28	28	29	29	30
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$9.6	$9.1	$8.5	$7.6	$6.7
Total consumer loans	$309.5	$288.4	$281.1	$280.0	$288.8

(1)End-of-period loans include interest and fees on credit cards.
(2)Asia includes loans and leases in certain EMEA countries for all periods presented.
(3)Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends
The following charts show the quarterly trends in delinquency rates (90+ days past due (90+ DPD) ratio) and the net credit loss (NCL) rates across both retail banking and cards for total GCB and by region.

Global Consumer Banking

As shown in the chart above, GCB’s net credit loss rates decreased significantly year-over-year and quarter-over-quarter as of the fourth quarter of 2020, primarily due to the impacts of the consumer relief programs Citi implemented since the beginning of the pandemic, combined with the benefit of reduced customer spending and significant government stimulus and assistance, as well as other banks’ consumer relief programs.
The 90+ days past due delinquency rate increased quarter-over-quarter, largely due to the expiration of the pandemic relief programs in certain countries. The 90+ days past due delinquency rate was largely unchanged year-over-year.
As discussed above, loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification and, thus, would not be reported as 90+ days past due or written off for the duration of the programs (which have various durations, and certain of which may be renewed by the customer). As a result of the significant and steady decline in program enrollment, Citi ended its consumer relief programs
as of December 31, 2020 for the majority of countries and
products.
Citi expects to experience higher consumer net credit loss and 90+ days past due delinquency rates across regions, with sharper losses in Latin America GCB and Asia GCB starting in the near term. The losses will likely vary by business and region and be dependent on evolving macroeconomic and market conditions. These conditions include the severity and duration of the impact from the pandemic and the impacts of government stimulus programs, as well as the timing of expiration of consumer relief programs and when loans move into later delinquency buckets. Citi believes that these losses are adequately reserved for under the CECL standard at December 31, 2020. For additional information, see “COVID-19 Pandemic Overview—Pandemic and Other Impacts” above.

North America GCB
North America GCB provides mortgage, home equity, small business and personal loans through Citi’s retail banking network and card products through Citi-branded cards and Citi retail services businesses. The retail bank is concentrated in six major metropolitan cities in the U.S. (for additional information on the U.S. retail bank, see “North America GCB” above).
As of December 31, 2020, approximately 71% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the net credit loss rate in North America GCB decreased significantly quarter-over-quarter and year-over-year as of the fourth quarter of 2020, driven by the impacts of the consumer relief programs described above, unemployment benefits and government stimulus.
The 90+ days past due delinquency rate increased quarter-over-quarter, primarily due to seasonality in cards and the impact of customers rolling off the consumer relief programs.
The 90+ days past due delinquency rate modestly decreased year-over-year, primarily driven by the impacts of the consumer relief programs described above, unemployment benefits and government stimulus.

Latin America GCB

Latin America GCB operates in Mexico through Citibanamex, one of Mexico’s largest banks, and provides credit cards, consumer mortgages and small business and personal loans. Latin America GCB serves a more mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.

As shown in the chart above, the net credit loss rate in Latin America GCB decreased significantly quarter-over-quarter and year-over-year as of the fourth quarter of 2020, largely driven by the impact of the consumer relief programs described above. The 90+ days past due delinquency rate increased significantly quarter-over-quarter and year-over-year, due to the adverse pandemic-related macroeconomic impacts, as well as the expiration of most consumer relief programs in Mexico by September 2020.

Asia(1) GCB

(1)    Asia includes GCB activities in certain EMEA countries for all periods presented.

Asia GCB operates in 17 countries and jurisdictions in Asia and EMEA and provides credit cards, consumer mortgages and small business and personal loans.
As shown in the chart above, the net credit loss and 90+ days past due delinquency rates in Asia GCB increased quarter-over-quarter and year-over-year as of the fourth quarter of 2020, driven by the adverse pandemic-related macroeconomic impacts in the region as well as the expiration of consumer relief programs, which generally have ended earlier than in Mexico and North America.
The performance of Asia GCB’s portfolios, with a 1.16% net credit loss rate, continues to reflect the strong credit profiles in the region’s target customer segments. Regulatory changes in many markets in Asia over the past few years have also resulted in improved credit quality.
For additional information on cost of credit, loan delinquency and other information for Citi’s consumer loan portfolios, see each respective business’s results of operations above and Notes 14 and 15 to the Consolidated Financial Statements.

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
As shown in the chart above, the net credit loss rate in Citi-branded cards decreased quarter-over-quarter and year-over-year as of the fourth quarter of 2020, driven by the impact of the consumer relief programs described above, unemployment benefits and government stimulus. The 90+ days past due delinquency rate decreased year-over-year for the same reasons, while it increased quarter-over-quarter as a result of seasonality and the impact of customers rolling off the consumer relief programs described above.

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
As shown in the chart above, the net credit loss rate in Citi retail services decreased quarter-over-quarter and year-over-year as of the fourth quarter of 2020, driven by the impact of the consumer relief programs described above, unemployment benefits and government stimulus. The 90+ days past due delinquency rate decreased year-over-year for the same reasons, while it increased quarter-over-quarter as a result of seasonality and the impact of customers rolling off the consumer relief programs.

Latin America Citi-Branded Cards

Latin America GCB issues proprietary and co-branded cards.
As shown in the chart above, the net credit loss rate in Latin America Citi-branded cards decreased significantly quarter-over-quarter and year-over-year as of the fourth quarter of 2020, largely driven by the impact of the consumer relief programs described above, while the 90+ days past due delinquency rate increased due to the adverse pandemic-related macroeconomic impact, as well as the expiration of the cards consumer relief program.

Asia Citi-Branded Cards(1)

(1)Asia includes loans and leases in certain EMEA countries for all periods presented.

Asia GCB issues proprietary and co-branded cards.
As shown in the chart above, the net credit loss and 90+ days past due delinquency rates in Asia Citi-branded cards increased quarter-over-quarter and year-over-year as of the fourth quarter of 2020, driven by the adverse pandemic-related macroeconomic impacts as well as the expiration of the consumer relief programs described above.
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

Citi-Branded Cards

FICO distribution(1)	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
> 760	46%	43%	42%
680–760	39	41	40
< 680	15	16	18
Total	100%	100%	100%

Citi Retail Services

FICO distribution(1)	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
> 760	27%	26%	25%
680–760	44	44	42
< 680	29	30	33
Total	100%	100%	100%

(1)The FICO bands in the tables are consistent with general industry peer presentations.

In 2020, FICO distributions improved in both Citi‐branded cards and Citi retail services, primarily due to the impacts of the consumer relief programs and significant government stimulus and assistance, as well as lower credit utilization due to reduced customer spending. For additional information on FICO scores, see Note 14 to the Consolidated Financial Statements.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios(1)

	EOP loans(2)	90+ days past due(3)			30–89 days past due(3)
	December 31,	December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions	2020	2020	2019	2018	2020	2019	2018
Global Consumer Banking(4)(5)
Total	$282.1	$2,507	$2,737	$2,550	$2,517	$3,001	$2,864
Ratio		0.89%	0.91%	0.89%	0.89%	1.00%	1.00%
Retail banking
Total	$129.0	$632	$438	$416	$860	$816	$752
Ratio		0.49%	0.35%	0.36%	0.67%	0.66%	0.64%
North America	52.7	299	146	135	328	334	265
Ratio		0.58%	0.29%	0.29%	0.63%	0.67%	0.56%
Latin America	9.8	130	106	108	220	180	185
Ratio		1.33%	0.91%	0.95%	2.24%	1.54%	1.62%
Asia(6)	66.5	203	186	173	312	302	302
Ratio		0.31%	0.30%	0.30%	0.47%	0.48%	0.52%
Cards
Total	$153.1	$1,875	$2,299	$2,134	$1,657	$2,185	$2,112
Ratio		1.22%	1.31%	1.26%	1.08%	1.25%	1.25%
North America—Citi-branded	84.0	686	915	812	589	814	755
Ratio		0.82%	0.95%	0.88%	0.70%	0.85%	0.82%
North America—Citi retail services	46.4	644	1,012	952	639	945	932
Ratio		1.39%	1.91%	1.81%	1.38%	1.79%	1.77%
Latin America	4.8	233	165	171	170	159	170
Ratio		4.85%	2.75%	3.00%	3.54%	2.65%	2.98%
Asia(6)	17.9	312	207	199	259	267	255
Ratio		1.74%	1.04%	1.03%	1.45%	1.34%	1.32%
Corporate/Other—Consumer(7)
Total	$6.7	$313	$278	$382	$179	$295	$362
Ratio		5.13%	3.02%	2.63%	2.93%	3.21%	2.50%
Total Citigroup	288.8	$2,820	$3,015	$2,932	$2,696	$3,296	$3,226
Ratio		0.98%	0.98%	0.97%	0.94%	1.07%	1.07%
(1)As discussed above, loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification (which have various durations, and certain of which may be renewed by the customer).
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
(5)The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies, since the potential loss predominantly resides within the agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $171 million ($0.7 billion), $135 million ($0.5 billion) and $211 million ($0.7 billion) at December 31, 2020, 2019 and 2018, respectively. The amounts excluded for loans 30–89 days past due (the 30—89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $98 million, $72 million and $86 million at December 31, 2020, 2019 and 2018, respectively.
(6)Asia includes delinquencies and loans in certain EMEA countries for all periods presented.
(7)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies, since the potential loss predominantly resides within the agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $183 million ($0.5 billion), $172 million ($0.4 billion) and $367 million ($.8 billion) at December 31, 2020, 2019 and 2018, respectively. The amounts excluded for loans 30–89 days past due (the 30—89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $73 million, $55 million and $122 million at December 31, 2020, 2019 and 2018, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2020	2020	2019	2018
Global Consumer Banking
Total	$277.6	$6,646	$7,382	$6,884
Ratio		2.39%	2.60%	2.48%
Retail banking
Total	$124.5	$805	$910	$913
Ratio		0.65%	0.76%	0.78%
North America	52.2	132	161	126
Ratio		0.25%	0.33%	0.27%
Latin America	9.8	377	494	545
Ratio		3.85%	4.30%	4.58%
Asia(3)	62.5	296	255	242
Ratio		0.47%	0.43%	0.41%
Cards
Total	$153.1	$5,841	$6,472	$5,971
Ratio		3.82%	3.94%	3.72%
North America—Citi-branded	84.5	2,708	2,864	2,602
Ratio		3.20%	3.19%	2.97%
North America—Citi retail services	46.5	2,150	2,558	2,357
Ratio		4.62%	5.13%	4.88%
Latin America	4.7	489	615	586
Ratio		10.40%	10.79%	10.65%
Asia(3)	17.4	494	435	426
Ratio		2.84%	2.29%	2.25%
Corporate/Other—Consumer
Total	$8.5	$(21)	$(6)	$24
Ratio		(0.25)%	(0.05)%	0.14%
Total Citigroup	$286.1	$6,625	$7,376	$6,908
Ratio		2.32%	2.49%	2.33%
(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)Asia includes NCLs and average loans in certain EMEA countries for all periods presented.

Loan Maturities and Fixed/Variable Pricing of
U.S. Consumer Mortgages

In millions of dollars at December 31, 2020	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total
U.S. consumer mortgage loan portfolio
Residential first mortgages	$3	$109	$47,666	$47,778
Home equity loans	116	103	6,909	7,128
Total	$119	$212	$54,575	$54,906
Fixed/variable pricing of U.S. consumer mortgage loans with maturities due after one year
Loans at fixed interest rates		$194	$33,456
Loans at floating or adjustable interest rates		18	21,119
Total		$212	$54,575

CORPORATE CREDIT
Consistent with its overall strategy, Citi’s corporate clients are typically large, multinational corporations that value the depth and breadth of Citi’s global network. Citi aims to establish relationships with these clients that, consistent with client needs, encompass multiple products, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory. Citi’s corporate credit exposures also include exposures in the private bank,
excluding certain loans managed on a delinquency basis.
Corporate Credit Portfolio
The following table details Citi’s corporate credit portfolio within ICG (excluding certain loans in the private bank, which are managed on a delinquency basis), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	December 31, 2020				September 30, 2020				December 31, 2019
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$177	$142	$25	$344	$175	$145	$24	$344	$184	$142	$25	$351
Unfunded lending commitments (off-balance sheet)(2)	158	272	11	441	154	264	12	430	161	266	17	444
Total exposure	$335	$414	$36	$785	$329	$409	$36	$774	$345	$408	$42	$795

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region (excluding the delinquency-managed private bank portfolio) based on Citi’s internal management geography:

	December 31, 2020	September 30, 2020	December 31, 2019
North America	56%	57%	57%
EMEA	25	25	24
Asia	13	12	12
Latin America	6	6	7
Total	100%	100%	100%

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
The following table presents the corporate credit portfolio (excluding the delinquency-managed private bank portfolio) by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	December 31, 2020	September 30, 2020	December 31, 2019
AAA/AA/A	49%	48%	50%
BBB	31	31	33
BB/B	17	17	15
CCC or below	3	4	2
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

In addition to the obligor and facility risk ratings assigned to all exposures, Citi may classify exposures in the corporate credit portfolio. These classifications are consistent with Citi’s interpretation of the U.S. banking regulators’ definition of criticized exposures, which may categorize exposures as special mention, substandard, doubtful, or loss.
Risk ratings and classifications are reviewed regularly, and adjusted as appropriate. The credit review process incorporates quantitative and qualitative factors, including financial and non-financial disclosures or metrics, idiosyncratic events or changes to the competitive, regulatory or macroeconomic environment. This includes but is not limited to exposures in those sectors significantly impacted by the pandemic (including energy and energy-related, consumer retail, commercial real estate and transportation).
Citigroup believes the corporate credit portfolio to be appropriately rated and classified as of December 31, 2020. During the year and since the onset of the COVID-19 pandemic, Citigroup has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.
As obligor risk ratings are downgraded, the probability of default increases. Downgrades of obligor risk ratings tend to result in a higher provision for credit losses. In addition, downgrades may result in the purchase of additional credit derivatives or other risk mitigants to hedge the incremental credit risk, or may result in Citi seeking to reduce exposure to an obligor or an industry sector. Citi will continue to review exposures to ensure the appropriate probability of default is incorporated into all risk assessments.
For additional information on Citi’s corporate credit portfolio, see Note 14 to the Consolidated Financial Statements.
Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry (excluding the delinquency-managed private bank portfolio):

	Total exposure
	December 31, 2020	September 30, 2020	December 31, 2019
Transportation and industrials	19%	19%	19%
Private bank	14	14	13
Consumer retail	10	11	10
Technology, media and telecom	11	10	11
Real estate	8	8	7
Power, chemicals, metals and mining	8	8	9
Banks and finance companies	7	7	7
Energy and commodities	6	7	7
Health	5	4	4
Public sector	3	3	3
Insurance	3	3	3
Asset managers and funds	3	3	3
Financial markets infrastructure	2	2	2
Securities firms	—	—	—
Other industries	1	1	2
Total	100%	100%	100%

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2020:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing(3)	Net charge-offs (recoveries)(4)	Credit derivative hedges(5)
Transportation and industrials	$147,218	$60,122	$87,096	$106,041	$17,452	$21,927	$1,798	$136	$239	$(8,110)
Autos(6)	53,874	25,310	28,564	43,059	4,374	6,167	274	8	45	(3,220)
Transportation	27,693	14,107	13,586	16,410	2,993	6,872	1,418	17	144	(1,166)
Industrials	65,651	20,705	44,946	46,572	10,085	8,888	106	111	50	(3,724)
Private bank	109,397	75,693	33,704	104,244	2,395	2,510	248	963	78	(1,080)
Consumer retail	82,129	34,809	47,320	60,741	11,653	9,418	317	146	64	(5,493)
Technology, media and telecom	82,657	30,880	51,777	61,296	15,924	5,214	223	107	74	(7,237)
Real estate	65,392	43,285	22,107	54,413	5,342	5,453	184	334	18	(642)
Power, chemicals, metals and mining	63,926	20,810	43,116	47,923	11,554	4,257	192	59	70	(5,341)
Power	26,916	6,379	20,537	22,665	3,336	761	154	14	57	(2,637)
Chemicals	22,356	7,969	14,387	16,665	3,804	1,882	5	32	8	(2,102)
Metals and mining	14,654	6,462	8,192	8,593	4,414	1,614	33	13	5	(602)
Banks and finance companies	52,925	29,856	23,069	43,831	4,648	4,387	59	27	79	(765)
Energy and commodities(7)	49,524	15,086	34,438	34,636	7,345	6,546	997	70	285	(4,199)
Health	35,504	8,658	26,846	29,164	4,354	1,749	237	17	17	(1,964)
Public sector	26,887	13,599	13,288	22,276	1,887	2,708	16	45	9	(1,089)
Insurance	26,576	1,925	24,651	25,864	575	136	1	27	1	(2,682)
Asset managers and funds	19,745	4,491	15,254	18,528	1,013	191	13	41	(1)	(84)
Financial markets infrastructure	12,610	229	12,381	12,590	20	—	—	—	—	(9)
Securities firms	976	430	546	573	298	97	8	—	—	(6)
Other industries	9,307	4,545	4,762	4,980	2,702	1,442	183	10	43	(138)
Total	$784,773	$344,418	$440,355	$627,100	$87,162	$66,035	$4,476	$1,982	$976	$(38,839)

(1)    Excludes $42.6 billion and $4.4 billion of funded and unfunded exposure at December 31, 2020, respectively, primarily related to the delinquency-managed credit portfolio of the private bank.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Excludes $162 million of past due loans primarily related to the delinquency-managed credit portfolio of the private bank.
(4)    Net charge-offs (recoveries) are for the year ended December 31, 2020 and exclude delinquency-managed private bank charge-offs of $10 million.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $38.8 billion of purchased credit protection, $36.8 billion represents the total notional of purchased credit derivatives on individual reference entities. The remaining $2.0 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $16.1 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $20.2 billion ($10.3 billion in funded, with more than 99% rated investment grade) as of December 31, 2020.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of December 31, 2020, Citi’s total exposure to these energy-related entities was approximately $7.0 billion, of which approximately $3.8 billion consisted of direct outstanding funded loans.

Exposure to Commercial Real Estate
As of December 31, 2020, ICG’s total corporate credit exposure to commercial real estate (CRE) was $58 billion, with $41 billion consisting of direct outstanding funded loans (mainly included in the real estate and private bank categories in the above table), or 6% of Citi’s total outstanding loans. In addition, as of December 31, 2020, more than 70% of ICG’s total corporate CRE exposure was to borrowers in the United States. Also as of December 31, 2020, approximately 77% of ICG’s total corporate CRE exposure was rated investment grade.
As of December 31, 2020, the ACLL was 1.8% of funded CRE exposure, including 5.1% of funded non-investment grade exposure.
Of the total CRE exposure:

•$20 billion of the exposure ($13 billion of direct outstanding funded loans) relates to Community Reinvestment Act-related lending provided pursuant to Citi’s regulatory requirements to meet the credit needs of borrowers in low and moderate income neighborhoods.
•$13 billion of the exposure ($12 billion of direct outstanding funded loans) relates to exposure secured by mortgages on underlying properties or in well-rated securitization exposures.
•$13 billion of the exposure ($5 billion of direct outstanding funded loans) relates to unsecured loans to large REITs, with nearly 75% of the exposure rated investment grade.
•$12 billion of the exposure ($11 billion of direct outstanding funded loans) relates to CRE exposure in the private bank, of which 100% is secured by mortgages. In addition, 45% of the exposure is also full recourse to the client. As of December 31, 2020, 77% of the exposure was rated investment grade.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2019:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing(3)	Net charge-offs (recoveries)(4)	Credit derivative hedges(5)
Transportation and industrials	$146,643	$59,726	$86,917	$120,777	$19,433	$5,725	$706	$161	$67	$(7,134)
Autos(6)	48,604	21,564	27,040	43,570	3,582	1,311	140	8	5	(2,982)
Transportation	29,984	14,550	15,434	23,021	4,886	1,652	425	21	21	(725)
Industrials	68,055	23,612	44,443	54,186	10,965	2,762	141	132	41	(3,427)
Private bank(1)	102,463	68,798	33,665	100,017	2,244	171	31	1,094	36	(1,080)
Consumer retail	81,338	36,117	45,221	62,993	15,131	2,773	441	209	38	(4,105)
Technology, media and telecom	83,199	31,333	51,866	63,845	15,846	3,305	203	81	14	(6,181)
Real estate	55,518	38,058	17,460	49,461	5,495	525	37	97	(3)	(573)
Power, chemicals, metals and mining	73,961	24,377	49,584	58,670	11,997	2,963	331	50	24	(4,763)
Power	34,349	7,683	26,666	29,317	4,051	679	302	37	19	(2,111)
Chemicals	23,721	9,152	14,569	18,790	3,905	1,014	12	12	1	(2,079)
Metals and mining	15,891	7,542	8,349	10,563	4,041	1,270	17	1	4	(573)
Banks and finance companies	52,036	32,571	19,465	43,663	4,661	3,345	39	15	12	(755)
Energy and commodities(7)	53,317	17,428	35,889	42,996	5,780	3,627	914	51	99	(2,808)
Health	35,008	8,790	26,218	27,791	5,932	1,180	105	25	14	(1,588)
Public sector	27,194	14,226	12,968	23,294	1,637	2,558	33	107	1	(944)
Insurance	24,305	1,658	22,647	23,370	866	69	—	7	1	(2,218)
Asset managers and funds	24,763	6,942	17,821	22,357	2,276	130	—	1	31	(32)
Financial markets infrastructure	16,838	22	16,816	16,838	—	—	—	—	—	(2)
Securities firms	1,151	423	728	801	304	38	8	—	13	—
Other industries	16,842	9,718	7,214	8,299	7,383	1,080	80	48	42	65
Total	$794,576	$350,187	$444,479	$665,172	$98,985	$27,489	$2,928	$1,946	$389	$(32,118)

(1)    Excludes $39.7 billion and $3.4 billion of funded and unfunded exposure at December 31, 2019, respectively, primarily related to the delinquency-managed credit portfolio of the private bank.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Excludes $434 million of past due loans primarily related to the delinquency-managed credit portfolio of the private bank.
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
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.9 billion ($7.7 billion in funded, with more than 99% rated investment grade) at December 31, 2019.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of December 31, 2019, Citi’s total exposure to these energy-related entities was approximately $5.5 billion, of which approximately $3.2 billion consisted of direct outstanding funded loans.

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
At December 31, 2020, September 30, 2020 and December 31, 2019, ICG (excluding the delinquency-managed private bank portfolio) had economic hedges on the corporate credit portfolio of $38.8 billion, $38.4 billion and $32.1 billion, respectively. Citigroup’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG (excluding the delinquency-managed private bank portfolio) corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	December 31, 2020	September 30, 2020	December 31, 2019
AAA/AA/A	30%	29%	36%
BBB	48	52	51
BB/B	19	16	12
CCC or below	3	3	1
Total	100%	100%	100%

Loan Maturities and Fixed/Variable Pricing of Corporate
Loans

In millions of dollars at December 31, 2020	Due within 1 year	Over 1 year but within 5 years	Over 5 years	Total
Corporate loans
In U.S. offices
Commercial and industrial loans	$27,175	$16,073	$14,483	$57,731
Financial institutions	26,270	15,538	14,001	55,809
Mortgage and real estate	28,560	16,893	15,222	60,675
Installment, revolving credit and other	12,589	7,446	6,709	26,744
Lease financing	317	187	169	673
In offices outside the U.S.	126,273	49,708	9,431	185,412
Total corporate loans	$221,184	$105,845	$60,015	$387,044
Fixed/variable pricing of corporate loans with maturities due after one year(1)
Loans at fixed interest rates		$16,514	$21,346
Loans at floating or adjustable interest rates		89,331	38,669
Total		$105,845	$60,015

(1)    Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 22 to the Consolidated Financial Statements.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS
Loans Outstanding

	December 31,
In millions of dollars	2020	2019	2018	2017	2016
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$47,778	$47,008	$47,412	$49,375	$53,131
Home equity loans(2)	7,128	9,223	11,543	14,827	19,454
Credit cards	130,385	149,163	144,542	139,718	133,297
Personal, small business and other	4,509	3,699	4,046	4,140	5,290
Total	$189,800	$209,093	$207,543	$208,060	$211,172
In offices outside North America(1)
Residential first mortgages(2)	$39,969	$38,024	$36,388	$37,870	$35,523
Credit cards	22,692	25,909	24,951	25,727	23,055
Personal, small business and other	36,378	36,522	33,478	34,157	30,966
Total	$99,039	$100,455	$94,817	$97,754	$89,544
Consumer loans, net of unearned income(3)	$288,839	$309,548	$302,360	$305,814	$300,716
Corporate loans
In North America offices(1)
Commercial and industrial	$57,731	$55,929	$60,861	$60,219	$57,886
Financial institutions	55,809	53,922	48,447	39,128	35,517
Mortgage and real estate(2)	60,675	53,371	50,124	44,683	38,691
Installment and other	26,744	31,238	32,425	31,932	31,194
Lease financing	673	1,290	1,429	1,470	1,518
Total	$201,632	$195,750	$193,286	$177,432	$164,806
In offices outside North America(1)
Commercial and industrial	$104,072	$112,668	$114,029	$113,178	$100,532
Financial institutions	32,334	40,211	36,837	35,273	26,886
Mortgage and real estate(2)	11,371	9,780	7,376	7,309	5,363
Installment and other	33,759	27,303	25,685	22,638	19,965
Lease financing	65	95	103	190	251
Governments and official institutions	3,811	4,128	4,520	5,200	5,850
Total	$185,412	$194,185	$188,550	$183,788	$158,847
Corporate loans, net of unearned income(4)	$387,044	$389,935	$381,836	$361,220	$323,653
Total loans—net of unearned income	$675,883	$699,483	$684,196	$667,034	$624,369
Allowance for credit losses on loans (ACLL)	(24,956)	(12,783)	(12,315)	(12,355)	(12,060)
Total loans—net of unearned income and ACLL	$650,927	$686,700	$671,881	$654,679	$612,309
ACLL as a percentage of total loans— net of unearned income(5)	3.73%	1.84%	1.81%	1.86%	1.94%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	6.77%	3.20%	3.14%	3.08%	2.94%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	1.42%	0.75%	0.74%	0.82%	1.01%
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
(3)Consumer loans are net of unearned income of $749 million, $783 million, $742 million, $768 million and $803 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)Corporate loans include private bank loans and are net of unearned income of $(844) million, $(814) million, $(855) million, $(794) million and $(730) million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

In millions of dollars	2020	2019	2018	2017	2016
Allowance for credit losses on loans (ACLL) at beginning of year	$12,783	$12,315	$12,355	$12,060	$12,626
Adjustments to opening balance:
Financial instruments—credit losses (CECL)(1)	4,201	—	—	—	—
Variable post-charge-off third-party collection costs(2)	(443)	—	—	—	—
Adjusted ACLL at beginning of year	$16,541	$12,315	$12,355	$12,060	$12,626
Provision for credit losses on loans (PCLL)
Consumer(2)	$11,765	$7,751	$7,258	$7,329	$6,207
Corporate	4,157	467	96	174	542
Total	$15,922	$8,218	$7,354	$7,503	$6,749
Gross credit losses on loans
Consumer
In U.S. offices	$6,047	$6,538	$5,971	$5,664	$4,874
In offices outside the U.S.	2,144	2,316	2,351	2,377	2,594
Corporate
Commercial and industrial, and other
In U.S. offices	562	265	121	223	370
In offices outside the U.S.	409	196	208	401	334
Loans to financial institutions
In U.S. offices	14	—	3	3	5
In offices outside the U.S.	12	3	7	1	5
Mortgage and real estate
In U.S. offices	71	23	2	2	34
In offices outside the U.S.	4	—	2	2	6
Total	$9,263	$9,341	$8,665	$8,673	$8,222
Credit recoveries on loans(2)
Consumer
In U.S. offices	$1,106	$975	$912	$892	$972
In offices outside the U.S.	460	503	502	552	576
Corporate
Commercial and industrial, and other
In U.S. offices	43	28	47	31	31
In offices outside the U.S.	28	59	78	117	79
Loans to financial institutions
In U.S. offices	—	—	—	1	1
In offices outside the U.S.	14	—	3	1	1
Mortgage and real estate
In U.S. offices	—	8	6	2	1
In offices outside the U.S.	1	—	4	1	—
Total	$1,652	$1,573	$1,552	$1,597	$1,661
Net credit losses on loans (NCLs)
In U.S. offices	$5,545	$5,815	$5,132	$4,966	$4,278
In offices outside the U.S.	2,066	1,953	1,981	2,110	2,283
Total	$7,611	$7,768	$7,113	$7,076	$6,561
Other—net(3)(4)(5)(6)(7)(8)	$104	$18	$(281)	$(132)	$(754)
Allowance for credit losses on loans (ACLL) at end of year	$24,956	$12,783	$12,315	$12,355	$12,060
ACLL as a percentage of EOP loans(9)	3.73%	1.84%	1.81%	1.86%	1.94%
Allowance for credit losses on unfunded lending commitments (ACLUC)(10)(11)	$2,655	$1,456	$1,367	$1,258	$1,418

Total ACLL and ACLUC	$27,611	$14,239	$13,682	$13,613	$13,478
Net consumer credit losses on loans	$6,625	$7,376	$6,908	$6,597	$5,920
As a percentage of average consumer loans	2.32%	2.49%	2.33%	2.22%	2.00%
Net corporate credit losses on loans	$986	$392	$205	$479	$641
As a percentage of average corporate loans	0.25%	0.10%	0.05%	0.14%	0.20%
ACLL by type at end of year(12)
Consumer	$19,554	$9,897	$9,504	$9,412	$8,842
Corporate	5,402	2,886	2,811	2,943	3,218
Total	$24,956	$12,783	$12,315	$12,355	$12,060
(1)On January 1, 2020, Citi adopted Accounting Standards Codification (ASC) 326, Financial Instruments—Credit Losses (CECL). The ASC introduces a new credit loss methodology requiring earlier recognition of credit losses while also providing additional disclosure about credit risk. On January 1, 2020, Citi recorded a $4.1 billion, or an approximate 29%, pretax increase in the Allowance for credit losses, along with a $3.1 billion after-tax decrease in Retained earnings and a deferred tax asset increase of $1.0 billion. This transition impact reflects (i) a $4.9 billion build to the Consumer ACL due to longer estimated tenors than under the incurred loss methodology under prior U.S. GAAP, net of recoveries; and (ii) a $0.8 billion decrease to the Corporate ACL due to shorter remaining tenors, incorporation of recoveries and use of more specific historical loss data based on an increase in portfolio segmentation across industries and geographies. See Note 1 to the Consolidated Financial Statements for further discussion on the impact of Citi’s adoption of CECL.
(2)Citi had a change in accounting related to its variable post-charge-off third-party collection costs which was recorded as an adjustment to its January 1, 2020 opening allowance for credit losses on loans of $443 million. See Note 1 to the Consolidated Financial Statements.
(3)Includes all adjustments to the ACL, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(4)2020 includes reductions of approximately $4 million related to the transfer to HFS of various real estate loan portfolios. In addition, 2020 includes an increase of approximately $97 million related to FX translation.
(5)2019 includes reductions of approximately $42 million related to the transfer to HFS of various real estate loan portfolios. In addition, 2019 includes an increase of approximately $60 million related to FX translation.
(6)2018 includes reductions of approximately $201 million related to the sale or transfer to HFS of various loan portfolios, which include approximately $91 million related to the transfer of various real estate loan portfolios to HFS. In addition, 2018 includes a reduction of approximately $60 million related to FX translation.
(7)2017 includes reductions of approximately $261 million related to the sale or transfer to HFS of various loan portfolios, which include approximately $106 million related to the transfer of various real estate loan portfolios to HFS. In addition, 2017 includes an increase of approximately $115 million related to FX translation.
(8)2016 includes reductions of approximately $574 million related to the sale or transfer to HFS of various loan portfolios, which include approximately $106 million related to the transfer of various real estate loan portfolios to HFS. In addition, 2016 includes a reduction of approximately $199 million related to FX translation.
(9)December 31, 2020, 2019, 2018, 2017 and 2016 exclude $6.9 billion, $4.1 billion, $3.2 billion, $4.4 billion and $3.5 billion, respectively, of loans which are carried at fair value.
(10)2020 corporate ACLUC includes a non-provision transfer of $68 million, representing reserves on performance guarantees. The reserves on these contracts were reclassified out of the ACL on unfunded lending commitments and into other liabilities.
(11)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(12)Beginning in 2020, under CECL, the ACLL represents management’s estimate of expected credit losses in the portfolio.and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements below. Attribution of the ACLL is made for analytical purposes only and the entire ACLL is available to absorb credit losses in the overall portfolio. Prior to 2020, the ACLL represented management’s estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and TDRs. See “Superseded Accounting Principles” in Note 1 to the Consolidated Financial Statements.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios. The December 31, 2020 table reflects the impact from the January 1, 2020 CECL adoption and the impact from the pandemic. The December 31, 2019 table is presented under the previous accounting standard (see “Superseded Accounting Principles” in Note 1 to the Consolidated Financial Statements).

	December 31, 2020
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
North America cards(2)	$14.7	$130.4	11.3%
North America mortgages(3)	0.7	54.9	1.3
North America other	0.3	4.5	6.7
International cards	2.1	22.7	9.3
International other(4)	1.8	76.3	2.4
Total consumer	$19.6	$288.8	6.8%
Total corporate	5.4	387.1	1.4
Total Citigroup	$25.0	$675.9	3.7%
(1)Loans carried at fair value do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Citi-branded cards and Citi retail services. The $14.7 billion of loan loss reserves represented approximately 53 months of coincident net credit loss coverage. As of December 31, 2020, the North America Citi-branded cards ACLL as a percentage of EOP loans was 10.0% and the North America Citi retail services ACLL as a percentage of EOP loans was 13.6%.
(3)Of the $0.7 billion, approximately $0.3 billion was allocated to North America mortgages in Corporate/Other, including $0.5 billion and $0.2 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $54.9 billion in loans, approximately $53.0 billion and $1.9 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.
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
(1)Loans carried at fair value do not have an ACLL and are excluded from the ACLL ratio calculation.
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
(4)Includes mortgages and other retail loans.

The following table details Citi’s corporate credit allowance for credit losses on loans (ACLL) by industry exposure:

	December 31, 2020
In millions of dollars, except percentages	Funded exposure(1)	ACLL(2)(3)	ACLL as a % of funded exposure
Transportation and industrials	$58,352	$1,558	2.67%
Private bank	75,693	224	0.30
Consumer retail	34,621	563	1.63
Technology, media and telecom	29,821	407	1.36
Real estate	42,711	718	1.68
Power, chemicals, metals and mining	20,156	312	1.55
Banks and finance companies	29,570	219	0.74
Energy and commodities	14,009	523	3.73
Health	8,575	144	1.68
Public sector	13,416	172	1.28
Insurance	1,925	7	0.36
Asset managers and funds	4,491	22	0.49
Financial markets infrastructure	229	—	—
Securities firms	430	10	2.33
Other industries	3,579	122	3.41
Total	$337,578	$5,001	1.48%
(1)    Funded exposure excludes $6,840 million of loans at fair value that are not subject to ACLL under the CECL standard.
(2)    As of December 31, 2020, the ACLL shown above reflects coverage of 0.5% of funded investment grade exposure and 4.4% of funded non-investment grade exposure.
(3)    Excludes $401 million of ACLL associated with approximately $43 billion of funded delinquency-managed private bank exposures at December 31, 2020. Including those reserves and exposures, the total ACLL is 1.42% of total funded exposure, including 0.5% of funded investment grade exposure and 4.4% of funded non-investment grade exposure.

Non-Accrual Loans and Assets and Renegotiated Loans
There is a certain amount of overlap among non-accrual loans and assets and renegotiated loans. The following summary provides a general description of each category.

Non-Accrual Loans and Assets:

•Corporate and consumer (including commercial banking) non-accrual status is based on the determination that payment of interest or principal is doubtful.
•A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Non-accrual loans may still be current on interest payments. Approximately 59%, 58% and 44% of Citi’s corporate non-accrual loans were performing at December 31, 2020, September 30, 2020 and December 31, 2019, respectively.
•Consumer non-accrual status is generally based on aging, i.e., the borrower has fallen behind on payments.
•Consumer mortgage loans, other than Federal Housing Administration (FHA) insured loans, are classified as non-accrual within 60 days of notification that the borrower has filed for bankruptcy. In addition, home equity loans are classified as non-accrual if the related residential first mortgage loan is 90 days or more past due.
•North America Citi-branded cards and Citi retail services are not included because, under industry standards, credit card loans accrue interest until such loans are charged off, which typically occurs at 180 days of contractual delinquency.

Renegotiated Loans:

•Includes both corporate and consumer loans whose terms have been modified in a troubled debt restructuring (TDR).
•Includes both accrual and non-accrual TDRs.

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

	December 31,
In millions of dollars	2020	2019	2018	2017	2016
Corporate non-accrual loans(1)
North America	$1,928	$1,214	$586	$966	$1,291
EMEA	661	430	375	849	904
Latin America	719	473	307	348	441
Asia	219	71	243	70	220
Total corporate non-accrual loans	$3,527	$2,188	$1,511	$2,233	$2,856
Consumer non-accrual loans(1)
North America	$1,059	$905	$1,138	$1,468	$1,854
Latin America	774	632	638	688	648
Asia(2)	308	279	250	243	221
Total consumer non-accrual loans	$2,141	$1,816	$2,026	$2,399	$2,723
Total non-accrual loans	$5,668	$4,004	$3,537	$4,632	$5,579
(1)For years prior to 2020, excludes purchased credit-deteriorated loans, as they are generally accreting interest. The carrying value of these loans was $128 million at December 31, 2019, $128 million at December 31, 2018, $167 million at December 31, 2017 and $187 million at December 31, 2016.
(2)    Asia includes balances in certain EMEA countries for all periods presented.
The changes in Citigroup’s non-accrual loans were as follows:

	Year ended			Year ended
	December 31, 2020			December 31, 2019
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$2,188	$1,816	$4,004	$1,511	$2,026	$3,537
Additions	5,103	2,829	7,932	3,407	2,954	6,361
Sales and transfers to HFS	(2)	(95)	(97)	(23)	(171)	(194)
Returned to performing	(157)	(389)	(546)	(68)	(431)	(499)
Paydowns/settlements	(3,117)	(677)	(3,794)	(2,496)	(902)	(3,398)
Charge-offs	(446)	(1,132)	(1,578)	(268)	(1,444)	(1,712)
Other	(42)	(211)	(253)	125	(216)	(91)
Ending balance	$3,527	$2,141	$5,668	$2,188	$1,816	$4,004

Non-Accrual Assets
The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	December 31,
In millions of dollars	2020	2019	2018	2017	2016
OREO
North America	$19	$39	$64	$89	$161
EMEA	—	1	1	2	—
Latin America	7	14	12	35	18
Asia	17	7	22	18	7
Total OREO	$43	$61	$99	$144	$186
Non-accrual assets
Corporate non-accrual loans	$3,527	$2,188	$1,511	$2,233	$2,856
Consumer non-accrual loans	2,141	1,816	2,026	2,399	2,723
Non-accrual loans (NAL)	$5,668	$4,004	$3,537	$4,632	$5,579
OREO	$43	$61	$99	$144	$186
Non-accrual assets (NAA)	$5,711	$4,065	$3,636	$4,776	$5,765
NAL as a percentage of total loans	0.84%	0.57%	0.52%	0.69%	0.89%
NAA as a percentage of total assets	0.25	0.21	0.19	0.26	0.32
ACLL as a percentage of NAL(1)	440	319	348	267	216

(1)The ACLL includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and, prior to 2020, include purchased credit-deteriorated loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Dec. 31, 2020	Dec. 31, 2019
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$193	$226
Mortgage and real estate	60	57
Financial institutions	—	—
Other	30	4
Total	$283	$287
In offices outside the U.S.
Commercial and industrial(2)	$132	$200
Mortgage and real estate	32	22
Financial institutions	—	—
Other	3	40
Total	$167	$262
Total corporate renegotiated loans	$450	$549
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,904	$1,956
Cards	1,449	1,464
Installment and other	33	17
Total	$3,386	$3,437
In offices outside the U.S.
Mortgage and real estate	$361	$305
Cards	533	466
Installment and other	519	400
Total	$1,413	$1,171
Total consumer renegotiated loans	$4,799	$4,608
(1)Includes $415 million and $472 million of non-accrual loans included in the non-accrual loans table above at December 31, 2020 and 2019, respectively. The remaining loans are accruing interest.
(2)In addition to modifications reflected as TDRs at December 31, 2020 and 2019, Citi also modified $47 million and $26 million, respectively, of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because they did not involve a concession or because they qualified for exemptions from TDR accounting provided by the CARES Act or Interagency Guidance.
(3)Includes $873 million and $814 million of non-accrual loans included in the non-accrual loans table above at December 31, 2020 and 2019, respectively. The remaining loans are accruing interest.

Forgone Interest Revenue on Loans(1)

In millions of dollars	In U.S. offices	In non- U.S. offices	2020 total
Interest revenue that would have been accrued at original contractual rates(2)	$428	$365	$793
Amount recognized as interest revenue(2)	177	134	311
Forgone interest revenue	$251	$231	$482

(1)     Relates to corporate non-accrual loans, renegotiated loans and consumer loans on which accrual of interest has been suspended.
(2)    Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

LIQUIDITY RISK

Overview
Adequate and diverse sources of funding and liquidity are essential to Citi’s businesses. Funding and liquidity risks arise from several factors, many of which are mostly or entirely outside Citi’s control, such as disruptions in the financial markets, changes in key funding sources, credit spreads, changes in Citi’s credit ratings and macroeconomic, geopolitical and other conditions. For additional information, see “Risk Factors—Liquidity Risks” above.
Citi’s funding and liquidity management objectives are aimed at (i) funding its existing asset base, (ii) growing its core businesses, (iii) maintaining sufficient liquidity, structured appropriately, so that Citi can operate under a variety of adverse circumstances, including potential Company-specific and/or market liquidity events in varying durations and severity, and (iv) satisfying regulatory requirements, including, among other things, those related to resolution planning (for additional information, see “Resolution Plan” and “Total Loss-Absorbing Capacity (TLAC)” below). Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across two major categories:
•Citibank (including Citibank Europe plc, Citibank Singapore Ltd. and Citibank (Hong Kong) Ltd.); and
•Citi’s non-bank and other entities, including the parent holding company (Citigroup Inc.), Citi’s primary intermediate holding company (Citicorp LLC), Citi’s broker-dealer subsidiaries (including Citigroup Global Markets Inc., Citigroup Global Markets Ltd. and Citigroup Global Markets Japan Inc.) and other bank and non-bank subsidiaries that are consolidated into Citigroup (including Citibanamex).

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
As referenced above, Citi’s funding and liquidity framework ensures that the tenor of these funding sources is of sufficient term in relation to the tenor of its asset base. The goal of Citi’s asset/liability management is to ensure that there is sufficient liquidity and tenor in the liability structure relative to the liquidity profile of the assets. This reduces the risk that liabilities will become due before assets mature or are monetized. This excess liquidity is held primarily in the form of high-quality liquid assets (HQLA), as set forth in the table below.
Citi’s liquidity is managed via a centralized treasury model by Treasury, in conjunction with regional and in-country treasurers with oversight provided by Independent Risk Management and various Asset & Liability Committees (ALCOs) at the Citigroup, region, country and business levels. Pursuant to this approach, Citi’s HQLA is managed with emphasis on asset-liability management and entity-level liquidity adequacy throughout Citi.
The Chief Risk Officer and Citi’s CFO co-chair Citigroup’s ALCO, which includes Citi’s Treasurer and other senior executives. ALCOs, among other things, set the strategy of the liquidity portfolio and monitor its performance. Significant changes to portfolio asset allocations need to be approved by the ALCOs.

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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
Available cash	$304.3	$279.3	$158.7	$2.1	$2.0	$2.1	$306.4	$281.3	$160.8
U.S. sovereign	77.8	80.6	100.2	64.8	56.0	29.6	142.6	136.6	129.8
U.S. agency/agency MBS	31.8	34.6	56.9	6.5	5.8	4.4	38.3	40.4	61.3
Foreign government debt(1)	39.6	44.5	66.4	16.2	17.0	16.5	55.8	61.5	82.9
Other investment grade	1.2	1.5	2.4	0.5	0.7	0.5	1.7	2.2	2.8
Total HQLA (AVG)	$454.7	$440.5	$384.6	$90.1	$81.5	$53.1	$544.8	$522.0	$437.6

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
(1)     Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Mexico, Singapore, South Korea and Hong Kong.

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
    Citigroup’s HQLA increased quarter-over-quarter as of the fourth quarter of 2020, primarily reflecting an increase in average long-term non-bank debt. While deposit growth and a decline in loans increased liquidity at Citibank, a significant amount of this liquidity was assumed not to be transferable to other entities within Citigroup and therefore not included in Citi’s consolidated HQLA.
As of December 31, 2020, Citigroup had $972 billion of available liquidity resources to support client and business needs, including end-of-period HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within Citi’s HQLA to support Federal Home Loan Bank (FHLB) and Federal Reserve Bank discount window borrowing capacity.

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
The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
HQLA	$544.8	$522.0	$437.6
Net outflows	460.7	442.6	382.0
LCR	118%	118%	115%
HQLA in excess of net outflows	$84.1	$79.4	$55.6

Note: The amounts are presented on an average basis.

As of December 31, 2020, Citi’s average LCR was unchanged sequentially, as Citi’s average HQLA and net outflows increased proportionately.

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

In billions of dollars	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
Global Consumer Banking
North America	$179.4	$179.1	$192.7
Latin America	14.3	13.6	17.4
Asia(1)	82.4	79.7	80.9
Total	$276.1	$272.4	$291.0
Institutional Clients Group
Corporate lending	$146.2	$166.1	$154.2
Treasury and trade solutions (TTS)	67.1	67.1	74.5
Private bank	113.3	110.3	106.6
Markets and securities services and other	56.1	53.1	56.0
Total	$382.7	$396.6	$391.3
Total Corporate/Other	$7.4	$8.2	$10.3
Total Citigroup loans (AVG)	$666.2	$677.2	$692.6
Total Citigroup loans (EOP)	$676.1	$666.9	$699.5

(1)Includes loans in certain EMEA countries for all periods presented.

As of the fourth quarter of 2020, end-of period loans declined 3% year-over-year and increased 1% quarter-over-quarter.
On an average basis, loans declined 4% year-over-year and 2% quarter-over-quarter. Excluding the impact of FX translation, average loans also declined 4% year-over-year and 2% sequentially. On this basis, average GCB loans declined 6% year-over-year, primarily reflecting the impact of lower consumer spending in Citi’s cards businesses and higher payments by customers given high levels of liquidity due to fiscal stimulus.
Excluding the impact of FX translation, average ICG loans declined 3% year-over-year. Treasury and trade solutions (TTS) loans declined 10% year-over-year, reflecting softness in underlying trade flows and the continued low level of spend in commercial cards driven by the impact of the pandemic. Average corporate lending loans declined 6%, reflecting net repayments as Citi continued to assist its clients in accessing the capital markets, as well as lower loan demand given more muted economic activity. Average private bank loans increased 6%, largely driven by secured lending to high-net-worth clients, including residential real estate lending.
Average Corporate/Other loans continued to decline (down 29%), driven by the wind-down of legacy assets.

Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
Global Consumer Banking(1)
North America	$188.9	$182.1	$156.2
Latin America	24.3	22.5	23.0
Asia(2)	120.0	115.2	103.4
Total	$333.2	$319.8	$282.6
Institutional Clients Group
Treasury and trade solutions (TTS)	$686.5	$678.6	$558.7
Banking ex-TTS	163.2	150.1	140.7
Markets and securities services	109.3	107.9	95.0
Total	$959.0	$936.6	$794.4
Corporate/Other	$13.1	$11.4	$12.5
Total Citigroup deposits (AVG)	$1,305.3	$1,267.8	$1,089.5
Total Citigroup deposits (EOP)	$1,280.7	$1,262.6	$1,070.6
(1)Reflects deposits within retail banking.
(2)Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 20% year-over-year and 1% sequentially.
As of the fourth quarter of 2020, on an average basis, deposits increased 20% year-over-year and 3% sequentially. Excluding the impact of FX translation, average deposits grew 19% from the prior-year period and 2% sequentially, reflecting continued client engagement as well as the elevated level of liquidity in the financial system. On this basis, average deposits in GCB increased 18%, with strong growth across all regions.
Excluding the impact of FX translation, average deposits in ICG grew 20% year-over-year, primarily driven by 22%

growth in TTS, as well as continued growth in the private bank and securities services.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the Citigroup parent company and Citi’s non-bank subsidiaries and is a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multiyear contractual maturity structure. The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.6 years as of December 31, 2020, unchanged from September 30, 2020 and an increase from the prior year. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
Citi’s long-term debt outstanding at the Citigroup parent company includes benchmark senior and subordinated debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and complements benchmark debt issuance as a source of funding for Citi’s non-bank entities. Citi’s long-term debt at the bank includes bank notes, FHLB advances and securitizations.
Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
Non-bank(1)
Benchmark debt:
Senior debt	$126.2	$126.3	$106.6
Subordinated debt	27.1	27.4	25.5
Trust preferred	1.7	1.7	1.7
Customer-related debt	65.2	61.0	53.8
Local country and other(2)	6.7	8.1	7.9
Total non-bank	$226.9	$224.5	$195.5
Bank
FHLB borrowings	$10.9	$14.7	$5.5
Securitizations(3)	16.6	16.4	20.7
Citibank benchmark senior debt	13.6	14.2	23.1
Local country and other(2)	3.7	3.5	4.0
Total bank	$44.8	$48.8	$53.3
Total long-term debt	$271.7	$273.3	$248.8

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of December 31, 2020, non-bank included $56.4 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries, as well as certain Citigroup consolidated hedging activities.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included. Within bank, borrowings under certain U.S. government-sponsored liquidity programs are also included.
(3)Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

As of the fourth quarter of 2020, Citi’s total long-term debt outstanding increased year-over-year, primarily driven by the issuance of unsecured benchmark senior debt and customer-related debt at the non-bank entities, as well as an increase in FHLB borrowings at the bank, partially offset by declines in unsecured benchmark senior debt and securitizations at the bank. Sequentially, long-term debt outstanding decreased, driven primarily by a decline in FHLB borrowings at the bank and local country and other debt at the non-bank, partially offset by higher customer-related debt at the non-bank.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During 2020, Citi redeemed or repurchased $28.9 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2020		2019		2018
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$6.5	$20.4	$16.5	$16.2	$18.5	$14.8
Subordinated debt	—	—	—	—	2.9	0.6
Trust preferred	—	—	—	—	—	—
Customer-related debt	27.7	36.8	12.7	25.1	6.6	16.9
Local country and other	2.4	1.4	1.1	5.4	1.2	2.3
Total non-bank	$36.6	$58.6	$30.3	$46.7	$29.2	$34.6
Bank
FHLB borrowings	$7.5	$12.9	$7.1	$2.1	$15.8	$7.9
Securitizations	4.6	0.3	7.9	0.1	8.6	6.8
Citibank benchmark senior debt	9.8	—	4.8	8.8	2.3	8.5
Local country and other	4.9	4.6	0.9	1.4	2.2	2.9
Total bank	$26.8	$17.8	$20.7	$12.4	$28.9	$26.1
Total	$63.4	$76.4	$51.0	$59.1	$58.1	$60.7

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) in 2020, as well as its aggregate expected remaining long-term debt maturities by year as of December 31, 2020:

	Maturities
In billions of dollars	2020	2021	2022	2023	2024	2025	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$6.5	$14.7	$11.5	$13.0	$11.3	$7.7	$67.9	$126.2
Subordinated debt	—	—	0.8	1.3	1.1	5.3	18.6	27.1
Trust preferred	—	—	—	—	—	—	1.7	1.7
Customer-related debt	27.7	8.4	8.5	6.8	4.0	5.4	32.1	65.2
Local country and other	2.4	1.6	1.3	2.2	—	—	1.6	6.7
Total non-bank	$36.6	$24.7	$22.1	$23.3	$16.4	$18.4	$121.9	$226.9
Bank
FHLB borrowings	$7.5	$5.7	$5.3	$—	$—	$—	$—	$10.9
Securitizations	4.6	7.2	2.1	2.4	1.1	0.4	3.3	16.6
Citibank benchmark senior debt	9.8	5.1	5.7	—	2.8	—	—	13.6
Local country and other	4.9	0.6	1.5	0.3	0.7	0.1	0.5	3.7
Total bank	$26.8	$18.6	$14.6	$2.7	$4.6	$0.5	$3.8	$44.8
Total long-term debt	$63.4	$43.3	$36.7	$26.0	$21.0	$18.9	$125.7	$271.7

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
Under Citi’s preferred “single point of entry” resolution plan strategy, only Citigroup, the parent holding company, would enter into bankruptcy, while Citigroup’s material legal entities (as defined in the public section of its 2019 resolution plan, which can be found on the FRB’s and FDIC’s websites) would remain operational outside of any resolution or insolvency proceedings. Citigroup’s resolution plan has been designed to minimize the risk of systemic impact to the U.S. and global financial systems, while maximizing the value of the bankruptcy estate for the benefit of Citigroup’s creditors, including its unsecured long-term debt holders.
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
The FDIC has also indicated that it was developing a single point of entry strategy to implement the Orderly Liquidation Authority under Title II of the Dodd-Frank Act, which provides the FDIC with the ability to resolve a firm when it is determined that bankruptcy would have serious adverse effects on financial stability in the U.S.
As previously disclosed, in response to feedback received from the Federal Reserve and FDIC, Citigroup took the following actions:

(i)Citicorp LLC (Citicorp), an existing wholly owned subsidiary of Citigroup, was established as an intermediate holding company (an IHC) for certain of Citigroup’s operating material legal entities;
(ii)Citigroup executed an inter-affiliate agreement with Citicorp, Citigroup’s operating material legal entities and certain other affiliated entities pursuant to which Citicorp is required to provide liquidity and capital support to Citigroup’s operating material legal entities in the event Citigroup were to enter bankruptcy proceedings (Citi Support Agreement);
(iii)pursuant to the Citi Support Agreement:

•Citigroup made an initial contribution of assets, including certain high-quality liquid assets and inter-affiliate loans (Contributable Assets), to Citicorp, and Citicorp became the business-as-usual funding vehicle for Citigroup’s operating material legal entities;
•Citigroup will be obligated to continue to transfer Contributable Assets to Citicorp over time, subject to certain amounts retained by Citigroup to, among other things, meet Citigroup’s near-term cash needs;
•in the event of a Citigroup bankruptcy, Citigroup will be required to contribute most of its remaining assets to Citicorp; and

(iv)the obligations of both Citigroup and Citicorp under the Citi Support Agreement, as well as the Contributable Assets, are secured pursuant to a security agreement.

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
On December 17, 2019, the FRB and FDIC issued feedback on the resolution plans filed on July 1, 2019 by the eight U.S. GSIBs, including Citi. The FRB and FDIC identified one shortcoming, but no deficiencies, in Citi’s resolution plan relating to governance mechanisms. On July 1, 2020, the FRB and FDIC provided information to the eight largest domestic banking organizations, including Citi, required to be included in the targeted resolution plans due on July 1, 2021.

Total Loss-Absorbing Capacity (TLAC)
U.S. GSIBs are required to maintain minimum levels of TLAC and eligible LTD, each set by reference to the GSIB’s consolidated risk-weighted assets (RWA) and total leverage exposure. The intended purpose of the requirements is to facilitate the orderly resolution of U.S. GSIBs under the U.S. Bankruptcy Code and Title II of the Dodd-Frank Act. For additional information, including Citi’s TLAC and LTD amounts and ratios, see “Capital Resources—Current Regulatory Capital Standards” and “Risk Factors—Compliance Risks” above.

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
Secured funding of $200 billion as of December 31, 2020 increased 20% from the prior year and declined 4% from the prior quarter. Excluding the impact of FX translation, secured funding decreased 16% from the prior year and declined 7% sequentially, both driven by normal business activity. Average balances for secured funding were $227 billion for the quarter ended December 31, 2020.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of December 31, 2020.
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

Short-Term Borrowings
Citi’s short-term borrowings of $30 billion as of the fourth quarter of 2020 decreased 34% year-over-year and 21% sequentially, primarily driven by a decline in FHLB advances (see Note 17 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Overall Short-Term Borrowings
The following table contains the year-end, average and maximum month-end amounts for the following respective short-term borrowings categories at the end of each of the three prior years:

	Securities sold under agreements to repurchase			Other borrowings(1)(2)
In billions of dollars	2020	2019	2018	2020	2019	2018
Amounts outstanding at year end	$199.5	$166.3	$177.8	$80.0	$93.7	$96.9
Average outstanding during the year(3)(4)(5)	216.8	190.2	172.1	102.4	98.8	108.4
Maximum month-end outstanding	225.3	196.8	191.2	129.3	112.3	113.5
Weighted average interest rate during the year(3)(4)(5)(6)	0.96%	3.29%	2.84%	0.62%	2.49%	2.04%

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
(5)    Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(6)    Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.

CREDIT RATINGS
Citigroup’s funding and liquidity, funding capacity, ability to access capital markets and other sources of funds, the cost of these funds and its ability to maintain certain deposits are partially dependent on its credit ratings.
The table below shows the ratings for Citigroup and Citibank as of December 31, 2020. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holding Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of December 31, 2020.

Ratings as of December 31, 2020

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of December 31, 2020, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.6 billion, unchanged from September 30, 2020. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

As of December 31, 2020, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.4 billion, unchanged from September 30, 2020. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of December 31, 2020, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $1.0 billion, unchanged from September 30, 2020 (see also Note 22 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.
In addition, a broad range of mitigating actions are currently included in Citigroup’s and Citibank’s contingency funding plans. For Citigroup, these mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending and adjusting the size of select trading books and collateralized borrowings at certain Citibank subsidiaries. Mitigating actions available to Citibank include, but are not limited to, selling or financing highly liquid government securities, tailoring levels of secured lending, adjusting the size of select trading assets, reducing loan originations and renewals, raising additional deposits or borrowing from the FHLB or central banks. Citi believes these mitigating actions could substantially reduce the funding and liquidity risk, if any, of the potential downgrades described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits, primarily in the form of asset purchase agreements. As of December 31, 2020, Citibank had liquidity commitments of approximately $10.0 billion to consolidated asset-backed commercial paper conduits, compared to $11.4 billion as of September 30, 2020 (for additional information, see Note 21 to the Consolidated Financial Statements).
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

MARKET RISK

OVERVIEW
Market risk is the potential for losses arising from changes in the value of Citi’s assets and liabilities resulting from changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices and credit spreads, as well as their implied volatilities. Market risk emanates from both Citi’s trading and non-trading portfolios. For additional information on market risk and market risk management, see “Risk Factors” above.
Each business is required to establish, with approval from Citi’s market risk management, a market risk limit framework for identified risk factors that clearly defines approved risk profiles and is within the parameters of Citi’s overall risk appetite. These limits are monitored by the Risk organization, including various regional, legal entity and business Risk Management committees, Citi’s country and business Asset & Liability Committees and the Citigroup Risk Management and Asset & Liability Committees. In all cases, the businesses are ultimately responsible for the market risks taken and for remaining within their defined limits.

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

The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$373	$65	$20
All other currencies	683	702	606
Total	$1,056	$767	$626
As a percentage of average interest-earning assets	0.05%	0.04%	0.03%
Estimated initial negative impact to AOCI (after-tax)(2)	$(5,645)	$(5,757)	$(5,002)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(34)	(36)	(31)
(1)Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(89) million for a 100 bps instantaneous increase in interest rates as of December 31, 2020.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The year-over-year increase in the estimated impact to net interest revenue primarily reflected changes in Citi’s balance sheet composition and Citi Treasury positioning. The year-over-year changes in the estimated impact to AOCI and the Common Equity Tier 1 Capital ratio primarily reflected the impact of the composition of Citi Treasury’s investment and derivatives portfolio.
In the event of a parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in shareholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of December 31, 2020, Citi expects that the negative $5.6 billion impact to AOCI in such a scenario could potentially be offset over approximately 31 months.
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

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$373	$348	$141	$(113)	$(217)
All other currencies	683	489	42	(42)	(342)
Total	$1,056	$837	$183	$(155)	$(559)
Estimated initial impact to AOCI (after-tax)(1)	$(5,645)	$(3,837)	$(1,987)	$1,391	$2,472
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(34)	(24)	(12)	7	9
Note: Each scenario assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year rate are interpolated.
(1)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

Changes in Foreign Exchange Rates—Impacts on AOCI
and Capital
As of December 31, 2020, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.7 billion, or 1.0%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro, Australian dollar and Singapore dollar.
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

	For the quarter ended
In millions of dollars, except as otherwise noted	Dec. 31, 2020	Sept. 30, 2020	Dec. 31, 2019
Change in FX spot rate(1)	5.5%	2.6%	2.8%
Change in TCE due to FX translation, net of hedges	$1,829	$655	$659
As a percentage of TCE	1.2%	0.4%	0.4%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	2	(1)	(3)

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

In millions of dollars, except as otherwise noted	2020		2019		2018		Change 2020 vs. 2019		Change 2019 vs. 2018
Interest revenue(1)	$58,285		$76,718		$71,082		(24)%		8%
Interest expense(2)	14,541		29,163		24,266		(50)		20
Net interest revenue, taxable equivalent basis	$43,744		$47,555		$46,816		(8)%		2%
Interest revenue—average rate(3)	2.88%		4.27%		4.08%		(139)	bps	19	bps
Interest expense—average rate	0.88		2.01		1.77		(113)	bps	24	bps
Net interest margin(3)(4)	2.16		2.65		2.69		(49)	bps	(4)	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	0.39%		1.97%		2.53%		(158)	bps	(56)	bps
10-year U.S. Treasury note—average rate	0.89		2.14		2.91		(125)	bps	(77)	bps
10-year vs. two-year spread	50	bps	17	bps	38	bps

Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S.
(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $196 million, $208 million and $254 for 2020, 2019 and 2018, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)    The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)    Citi’s net interest margin (NIM) is calculated by dividing net interest revenue by average interest-earning assets.

Non-ICG Markets Net Interest Revenue

In millions of dollars	2020	2019	2018
Net interest revenue (NIR)—taxable equivalent basis(1) per above	$43,744	$47,555	$46,816
ICG Markets NIR—taxable equivalent basis(1)	5,454	4,372	4,506
Non-ICG Markets NIR—taxable equivalent basis(1)	$38,290	$43,183	$42,310

(1)    Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $196 million, $208 million and $254 million for 2020, 2019 and 2018, respectively.

Citi’s net interest revenue (NIR) in the fourth quarter of 2020 decreased 13% to $10.5 billion (also $10.5 billion on a taxable equivalent basis) versus the prior-year period. Excluding the impact of FX translation, NIR decreased year-over-year by approximately $1.3 billion. The decrease was primarily related to a decline of approximately $1.5 billion in non-ICG Markets NIR, partially offset by an approximate $130 million increase in ICG Markets (fixed income markets and equity markets) NIR. The decrease in non-ICG Markets NIR primarily reflected lower interest rates and lower loan balances across institutional and consumer businesses (for additional information, see “Liquidity Risk—Loans” above). Citi’s NIM was 2.00% on a taxable equivalent basis in the fourth quarter of 2020, a decrease of three basis points from the prior quarter, reflecting lower NIR and balance sheet expansion due to strong deposit growth.
Citi’s NIR for the full year 2020 decreased 8% to $43.5 billion ($43.7 billion on a taxable equivalent basis) versus the prior year. Excluding the impact of FX translation, NIR decreased 6%, or approximately $3.0 billion. The decrease was primarily related to a decline of $4.1 billion in non-ICG Markets NIR, partially offset by an increase of $1.1 billion in ICG Markets NIR. The decrease in non-ICG Markets NIR was primarily driven by lower interest rates, as well as lower loan balances. On a full-year basis, Citi’s NIM was 2.16% on a taxable equivalent basis, compared to 2.65% in 2019.
Citi’s ICG Markets NIR and non-ICG Markets NIR are non-GAAP financial measures. Citi believes presentation of these measures provides a meaningful depiction of the underlying fundamentals of its lending, investing and deposit-raising businesses.

This page intentionally left blank.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	2020	2019	2018	2020	2019	2018	2020	2019	2018
Assets
Deposits with banks(4)	$288,629	$188,523	$177,294	$928	$2,682	$2,203	0.32%	1.42%	1.24%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$149,076	$146,030	$149,879	$1,202	$4,752	$3,818	0.81%	3.25%	2.55%
In offices outside the U.S.(4)	138,074	119,550	117,695	1,081	2,133	1,674	0.78	1.78	1.42
Total	$287,150	$265,580	$267,574	$2,283	$6,885	$5,492	0.80%	2.59%	2.05%
Trading account assets(6)(7)
In U.S. offices	$144,130	$109,064	$94,065	$3,624	$4,099	$3,706	2.51%	3.76%	3.94%
In offices outside the U.S.(4)	134,078	131,217	115,601	2,509	3,589	2,615	1.87	2.74	2.26
Total	$278,208	$240,281	$209,666	$6,133	$7,688	$6,321	2.20%	3.20%	3.01%
Investments
In U.S. offices
Taxable	$265,833	$221,895	$228,686	$3,860	$5,162	$5,331	1.45%	2.33%	2.33%
Exempt from U.S. income tax	14,084	15,227	17,199	452	577	706	3.21	3.79	4.10
In offices outside the U.S.(4)	139,400	117,529	104,033	3,781	4,222	3,600	2.71	3.59	3.46
Total	$419,317	$354,651	$349,918	$8,093	$9,961	$9,637	1.93%	2.81%	2.75%
Loans (net of unearned income)(8)
In U.S. offices	$396,846	$395,792	$385,350	$26,700	$30,563	$28,627	6.73%	7.72%	7.43%
In offices outside the U.S.(4)	288,379	288,319	285,505	13,569	17,266	17,129	4.71	5.99	6.00
Total	$685,225	$684,111	$670,855	$40,269	$47,829	$45,756	5.88%	6.99%	6.82%
Other interest-earning assets(9)	$67,531	$64,322	$67,269	$579	$1,673	$1,673	0.86%	2.60%	2.49%
Total interest-earning assets	$2,026,060	$1,797,468	$1,742,576	$58,285	$76,718	$71,082	2.88%	4.27%	4.08%
Non-interest-earning assets(6)	$200,196	$181,341	$177,654
Total assets	$2,226,256	$1,978,809	$1,920,230
(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $196 million, $208 million and $254 million for 2020, 2019 and 2018, respectively.
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
(8)Includes cash-basis loans.
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	2020	2019	2018	2020	2019	2018	2020	2019	2018
Liabilities
Deposits
In U.S. offices(4)	$485,848	$388,948	$338,060	$3,384	$6,304	$4,500	0.70%	1.62%	1.33%
In offices outside the U.S.(5)	541,301	487,318	453,793	3,153	6,329	5,116	0.58	1.30	1.13
Total	$1,027,149	$876,266	$791,853	$6,537	$12,633	$9,616	0.64%	1.44%	1.21%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$137,348	$112,876	$102,843	$1,292	$4,194	$3,320	0.94%	3.72%	3.23%
In offices outside the U.S.(5)	79,426	77,283	69,264	785	2,069	1,569	0.99	2.68	2.27
Total	$216,774	$190,159	$172,107	$2,077	$6,263	$4,889	0.96%	3.29%	2.84%
Trading account liabilities(7)(8)
In U.S. offices	$38,308	$37,099	$37,305	$283	$818	$612	0.74%	2.20%	1.64%
In offices outside the U.S.(5)	52,051	51,817	58,919	345	490	389	0.66	0.95	0.66
Total	$90,359	$88,916	$96,224	$628	$1,308	$1,001	0.70%	1.47%	1.04%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$82,363	$78,230	$85,009	$493	$2,138	$1,885	0.60%	2.73%	2.22%
In offices outside the U.S.(5)	20,053	20,575	23,402	137	327	324	0.68	1.59	1.38
Total	$102,416	$98,805	$108,411	$630	$2,465	$2,209	0.62%	2.49%	2.04%
Long-term debt(10)
In U.S. offices	$213,809	$193,972	$197,933	$4,656	$6,398	$6,386	2.18%	3.30%	3.23%
In offices outside the U.S.(5)	3,918	4,803	4,895	13	96	165	0.33	2.00	3.37
Total	$217,727	$198,775	$202,828	$4,669	$6,494	$6,551	2.14%	3.27%	3.23%
Total interest-bearing liabilities	$1,654,425	$1,452,921	$1,371,423	$14,541	$29,163	$24,266	0.88%	2.01%	1.77%
Demand deposits in U.S. offices	$30,876	$27,737	$33,398
Other non-interest-bearing liabilities(7)	346,538	301,813	315,862
Total liabilities	$2,031,839	$1,782,471	$1,720,683
Citigroup stockholders’ equity	$193,769	$195,632	$198,681
Noncontrolling interests	648	706	866
Total equity	$194,417	$196,338	$199,547
Total liabilities and stockholders’ equity	$2,226,256	$1,978,809	$1,920,230
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,187,061	$1,017,021	$992,543	$26,661	$28,466	$28,157	2.25%	2.80%	2.84%
In offices outside the U.S.(6)	838,999	780,447	750,033	17,083	19,089	18,659	2.04	2.45	2.49
Total	$2,026,060	$1,797,468	$1,742,576	$43,744	$47,555	$46,816	2.16%	2.65%	2.69%
(1)Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $196 million, $208 million and $254 million for 2020, 2019 and 2018, respectively.
(2)Interest rates and amounts include the effects of risk management activities associated with the respective liability categories.
(3)Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)Consists of other time deposits and savings deposits. Savings deposits are composed of insured money market accounts, NOW accounts and other savings deposits. The interest expense on savings deposits includes FDIC deposit insurance assessments.
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
(11)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2020 vs. 2019			2019 vs. 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$976	$(2,730)	$(1,754)	$146	$333	$479
Securities borrowed and purchased under agreements to resell
In U.S. offices	$96	$(3,647)	$(3,551)	$(100)	$1,034	$934
In offices outside the U.S.(3)	290	(1,342)	(1,052)	27	432	459
Total	$386	$(4,989)	$(4,603)	$(73)	$1,466	$1,393
Trading account assets(4)
In U.S. offices	$1,102	$(1,577)	$(475)	$570	$(177)	$393
In offices outside the U.S.(3)	77	(1,157)	(1,080)	382	592	974
Total	$1,179	$(2,734)	$(1,555)	$952	$415	$1,367
Investments(1)
In U.S. offices	$910	$(2,337)	$(1,427)	$(213)	$(85)	$(298)
In offices outside the U.S.(3)	703	(1,144)	(441)	481	141	622
Total	$1,613	$(3,481)	$(1,868)	$268	$56	$324
Loans (net of unearned income)(5)
In U.S. offices	$81	$(3,944)	$(3,863)	$789	$1,149	$1,938
In offices outside the U.S.(3)	4	(3,701)	(3,697)	169	(34)	135
Total	$85	$(7,645)	$(7,560)	$958	$1,115	$2,073
Other interest-earning assets(6)	$80	$(1,173)	$(1,093)	$(75)	$75	$—
Total interest revenue	$4,319	$(22,752)	$(18,433)	$2,176	$3,460	$5,636
(1)The taxable equivalent adjustments related to the tax-exempt bond portfolio, based on the U.S. federal statutory tax rate of 21%, are included in this presentation.
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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	2020 vs. 2019			2019 vs. 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$1,298	$(4,218)	$(2,920)	$738	$1,066	$1,804
In offices outside the U.S.(3)	637	(3,813)	(3,176)	397	816	1,213
Total	$1,935	$(8,031)	$(6,096)	$1,135	$1,882	$3,017
Securities loaned and sold under agreements to repurchase
In U.S. offices	$756	$(3,658)	$(2,902)	$343	$531	$874
In offices outside the U.S.(3)	56	(1,340)	(1,284)	194	306	500
Total	$812	$(4,998)	$(4,186)	$537	$837	$1,374
Trading account liabilities(4)
In U.S. offices	$27	$(562)	$(535)	$(3)	$209	$206
In offices outside the U.S.(3)	2	(147)	(145)	(51)	152	101
Total	$29	$(709)	$(680)	$(54)	$361	$307
Short-term borrowings and other interest-bearing liabilities(5)
In U.S. offices	$107	$(1,752)	$(1,645)	$(159)	$412	$253
In offices outside the U.S.(3)	(8)	(182)	(190)	(42)	45	3
Total	$99	$(1,934)	$(1,835)	$(201)	$457	$256
Long-term debt
In U.S. offices	$602	$(2,344)	$(1,742)	$(129)	$141	$12
In offices outside the U.S.(3)	(15)	(68)	(83)	(3)	(66)	(69)
Total	$587	$(2,412)	$(1,825)	$(132)	$75	$(57)
Total interest expense	$3,462	$(18,084)	$(14,622)	$1,285	$3,612	$4,897
Net interest revenue	$857	$(4,668)	$(3,811)	$891	$(152)	$739
(1)The taxable equivalent adjustments related to the tax-exempt bond portfolio, based on the U.S. federal statutory tax rate of 21%, are included in this presentation.
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

•factor sensitivities;
•value at risk (VAR); and
•stress testing.

Each trading portfolio across Citi’s businesses has its own market risk limit framework encompassing these measures and other controls, including trading mandates, new product approval, permitted product lists and pre-trade approval for larger, more complex and less liquid transactions.
The following chart of total daily trading-related revenue (loss) captures trading volatility and shows the number of days in which revenues for Citi’s trading businesses fell within particular ranges. Trading-related revenue includes trading, net interest and other revenue associated with Citi’s trading businesses. It excludes DVA, FVA and CVA adjustments incurred due to changes in the credit quality of counterparties, as well as any associated hedges of that CVA. In addition, it excludes fees and other revenue associated with capital markets origination activities. Trading-related revenues are driven by both customer flows and the changes in valuation of the trading inventory. As shown in the chart below, positive trading-related revenue was achieved for 97.7% of the trading days in 2020.

Daily Trading-Related Revenue (Loss)(1)—Twelve Months Ended December 31, 2020 In millions of dollars

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
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 450,000 market factors, making use of approximately 350,000 time series, with sensitivities updated daily, volatility parameters updated intra-monthly and correlation parameters updated monthly. The conservative features of the VAR calibration contribute an approximate 32% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets.
As set forth in the table below, Citi’s average trading VAR increased from 2019 to 2020, mainly due to significant market volatility during the first half of 2020 across all asset classes, driven by macroeconomic challenges and uncertainties related to the COVID-19 pandemic. Citi’s average trading and credit portfolio VAR also increased in 2020, primarily due to the higher market volatility, increased hedging activity and changes in portfolio composition.

Year-end and Average Trading VAR and Trading and Credit Portfolio VAR

In millions of dollars	December 31, 2020	2020 Average	December 31, 2019	2019 Average
Interest rate	$72	$66	$32	$35
Credit spread	70	86	44	44
Covariance adjustment(1)	(51)	(48)	(27)	(23)
Fully diversified interest rate and credit spread(2)	$91	$104	$49	$56
Foreign exchange	40	26	22	23
Equity	31	36	21	16
Commodity	17	22	13	24
Covariance adjustment(1)	(85)	(82)	(52)	(62)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$94	$106	$53	$57
Specific risk-only component(3)	$(1)	$(2)	$3	$2
Total trading VAR—general market risk factors only (excluding credit portfolios)	$95	$108	$50	$55
Incremental impact of the credit portfolio(4)	$29	$49	$30	$14
Total trading and credit portfolio VAR	$123	$155	$83	$71

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	2020		2019
In millions of dollars	Low	High	Low	High
Interest rate	$28	$137	$25	$58
Credit spread	36	171	36	55
Fully diversified interest rate and credit spread	$44	$223	$43	$89
Foreign exchange	14	40	12	34
Equity	13	141	7	29
Commodity	12	64	12	75
Total trading	$47	$245	$38	$87
Total trading and credit portfolio	58	424	54	103
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Dec. 31, 2020
Total—all market risk factors, including general and specific risk	$97
Average—during year	$104
High—during year	236
Low—during year	44

VAR Model Review and Validation
Generally, Citi’s VAR review and model validation process entails reviewing the model framework, major assumptions and implementation of the mathematical algorithm. In addition, product specific back-testing on portfolios is periodically completed as part of the ongoing model performance monitoring process and reviewed with Citi’s U.S. banking regulators. Furthermore, Regulatory VAR back-testing (as described below) is performed against buy-and-hold profit and loss on a monthly basis for multiple sub-portfolios across the organization (trading desk level, ICG business segment and Citigroup) and the results are shared with U.S. banking regulators.
Material VAR model and assumption changes must be independently validated within Citi’s risk management organization. All model changes, including those for the VAR model, are validated by the model validation group within Citi’s Model Risk Management. In the event of significant model changes, parallel model runs are undertaken prior to implementation. In addition, significant model and assumption changes are subject to the periodic reviews and approval by Citi’s U.S. banking regulators.
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

The following graph shows the daily buy-and-hold profit and loss associated with Citi’s covered positions compared to Citi’s one-day Regulatory VAR during 2020. As of December 31, 2020, four back-testing exceptions were observed at the Citigroup level. These exceptions occurred in March and were due to losses across multiple businesses during the onset of the pandemic-related volatility.
The difference between the 65.26% of days with buy-and-hold gains for Regulatory VAR back-testing and the 97.7% of days with trading, net interest and other revenue associated with Citi’s trading businesses, shown in the histogram of daily trading-related revenue below, reflects, among other things, that a significant portion of Citi’s trading-related revenue is not generated from daily price movements on these positions and exposures, as well as differences in the portfolio composition of Regulatory VAR and Risk Management VAR.

Regulatory Trading VAR and Associated Buy-and-Hold Profit and Loss(1)—12 Months ended December 31, 2020 In millions of dollars
(1)     Buy-and-hold profit and loss, as defined by the banking regulators under Basel III, represents the daily mark-to-market revenue movement attributable to the trading position from the close of the previous business day. Buy-and-hold profit and loss excludes realized trading revenue and net interest intra-day trading profit and loss on new and terminated trades, as well as changes in reserves. Therefore, it is not comparable to the trading-related revenue presented in the chart of daily trading-related revenue above.

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

OPERATIONAL RISK

Overview
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This includes legal risk, which is the risk of loss (including litigation costs, settlements, and regulatory fines) resulting from the failure of Citi to comply with laws, regulations, prudent ethical standards, and contractual obligations in any aspect of its businesses, but excludes strategic and reputation risks. Citi also recognizes the impact of operational risk on the reputation risk associated with Citi’s business activities.
Operational risk is inherent in Citi’s global business activities, as well as related support functions, and can result in losses. Citi maintains a comprehensive firm-wide risk taxonomy to classify operational risks that it faces using standardized definitions across the firm’s Operational Risk Management Framework (see discussion below). This taxonomy also supports regulatory requirements and expectations inclusive of those related to U.S. Basel III capital requirements, CCAR process and heightened standards under U.S. banking requirements.
Citi manages operational risk consistent with the overall framework described in “Managing Global Risk—Overview” above. Citi’s goal is to keep operational risk at appropriate levels relative to the characteristics of its businesses, the markets in which it operates, its capital and liquidity and the competitive, economic and regulatory environment. This includes effectively managing operational risk and maintaining or reducing operational risk exposures within Citi’s operational risk appetite.
To anticipate, mitigate and control operational risk, Citi’s Independent Operational Risk Management group has established a global-Operational Risk Management Framework with policies and practices for identification, measurement, monitoring, mitigating, and reporting operational risks and the overall operating effectiveness of the internal control environment. As part of this framework, Citi has defined its operational risk appetite and established a manager’s control assessment (MCA) process for self-identification of significant operational risks, assessment of the performance of key controls and mitigation of residual risk above acceptable levels.
Each major business segment must implement operational risk processes consistent with the requirements of this framework. This includes:

•Understanding the operational risks they are exposed to;
•designing controls to mitigate identified risks;
•establishing key indicators;
•monitoring and reporting whether the operational risk exposures are in or out of their operational risk appetite;
•having processes in place to bring operational risk exposures within acceptable levels;
•periodically estimate and aggregate the operational risks they are exposed to; and
•ensuring that sufficient resources are available to actively improve the operational risk environment and mitigate emerging risks.

Citi considers operational risks that result from the introduction of new or changes to existing products, or result from significant changes in its organizational structures, systems, processes and personnel.
Citi has a governance structure for the oversight of operational risk exposures through Business Risk and Controls Committees (BRCCs), which include a Citigroup BRCC as well as business, functions, regional and country BRCCs. BRCCs are chaired by the individuals in the first line of defense and provide escalation channels for senior management to review operational risk exposures including breaches of operational risk appetite, key indicators, operational risk events, and control issues. Membership includes senior business and functions leadership as well as members of the second line of defense.
Citi also has an Operational Risk Management Committee that provides senior management of the second line of defense risk organizations with a platform to assess Citi’s operational risk profile and to review that actions are taken to bring Citi’s operational risk exposures within operational risk appetite. Members include Citi’s Chief Risk Officer and Citi’s Head of Operational Risk Management and senior members of their organizations. These members cover multiple dimensions of risk management and include business and regional Chief Risk Officers and senior operational risk managers.
In addition, Independent Risk Management, including the Operational Risk Management group, works proactively with Citi’s businesses and functions to drive a strong and embedded operational risk management culture and framework across Citi. The Operational Risk Management group actively challenges business and functions implementation of the Operational Risk Management Framework requirements and the quality of operational risk management practices and outcomes.
Information about businesses’ key operational risks, historical operational risk losses and the control environment is reported by each major business segment and functional area. Citi’s operational risk profile and related information is summarized and reported to senior management, as well as to the Audit and Risk Committees of Citi’s Board of Directors by the Head of Operational Risk Management.
Operational risk is measured through
Operational Risk Capital and Operational Risk Regulatory Capital for the Advanced Approaches under Basel III. Projected operational risk losses under stress scenarios are estimated as a required part of the Federal Reserve Board’s CCAR process.
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
As of February 26, 2021, $389.8 million has been repaid to Citi. In August 2020, Citi commenced litigation against certain fund managers of lenders that have not returned the remaining $504.2 million of erroneously transferred funds, and obtained a temporary restraining order against the fund managers and those acting with them, freezing the funds from transfer or disbursement. On February 16, 2021, the court issued a judgment in favor of the defendants, which Citi intends to appeal. As a result of the court’s decision, Citi now has rights as a creditor related to the Revlon loan. For additional information, see Notes 27, 29 and 30 to the Consolidated Financial Statements.

Cybersecurity Risk
Cybersecurity risk is the business risk associated with the threat posed by a cyber attack, cyber breach or the failure to protect Citi’s most vital business information assets or operations, resulting in a financial or reputational loss (for additional information, see the operational systems and cybersecurity risk factors in “Risk Factors—Operational Risks” above). With an evolving threat landscape, ever-increasing sophistication of cybersecurity attacks and use of new technologies to conduct financial transactions, Citi and its clients, customers and third parties are and will continue to be at risk for cyber attacks and information security incidents. Citi recognizes the significance of these risks and, therefore, employs an intelligence-led strategy to protect against, detect, respond to and recover from cyber attacks. Further, Citi actively participates in financial industry, government and cross-sector knowledge-sharing groups to enhance individual and collective cyber resilience.
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
Citi seeks to proactively identify and remediate technology and cybersecurity risks before they materialize as incidents that negatively affect business operations. Accordingly, the ORM-T/C team independently challenges and monitors capabilities in accordance with Citi’s defined Technology and Cyber Risk Appetite statements. To address evolving cybersecurity risks and corresponding regulations, ORM-T/C and ICRM-T team collectively also monitor cyber legal and regulatory requirements, identify and define emerging risks, execute strategic cyber threat assessments, perform new products and initiative reviews, perform data management risk oversight and conduct cyber risk assurance reviews (inclusive of third-party assessments). In addition, ORM-T/C employs tools and oversees and challenges metrics that are both tailored to cybersecurity and technology and aligned with Citi’s overall operational risk management framework to effectively track, identify and manage risk.

COMPLIANCE RISK
Compliance risk is the risk to current or projected financial condition and resilience arising from violations of laws, rules, or regulations, or from non-conformance with prescribed practices, internal policies and procedures or ethical standards. Compliance risk exposes Citi to fines, civil money penalties, payment of damages and the voiding of contracts. Compliance risk can result in diminished reputation, harm to the firm’s customers, limited business opportunities and lessened expansion potential. It encompasses the risk of noncompliance with all laws and regulations, as well as prudent ethical standards and some contractual obligations. It could also include exposure to litigation (known as legal risk) from all aspects of traditional and non-traditional banking.
Citi seeks to operate with integrity, maintain strong ethical standards and adhere to applicable policies and regulatory and legal requirements. Citi must maintain and execute a proactive Compliance Risk Management (CRM) Policy that is designed to manage compliance risk effectively across Citi, with a view to fundamentally strengthen the compliance risk management culture across the lines of defense taking into account Citi’s risk governance framework and regulatory requirements. Independent Compliance Risk Management’s (ICRM) primary objectives are to:

•Drive and embed a culture of compliance and control throughout Citi;
•Maintain and oversee an integrated CRM Policy and Compliance Risk Framework that facilitates enterprise-wide compliance with local, national or cross-border laws, rules or regulations, Citi’s internal policies, standards and procedures and relevant standards of conduct;
•Assess compliance risks and issues across product lines, functions and geographies, supported by globally consistent systems and compliance risk management processes; and
•Provide compliance risk data aggregation and reporting capabilities.

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
Citi carries out its objectives and fulfills its responsibilities through the Compliance Risk Framework, which is composed of the following integrated key activities, to holistically manage compliance risk:

•Management of Citi’s compliance with laws, rules and regulations by identifying and analyzing changes, assessing the impact, and implementing appropriate policies, processes and controls.
•Developing and providing compliance training to ensure colleagues are aware of and understand the key laws, rules and regulations.
•Monitoring compliance risk appetite, which is articulated through qualitative compliance risk statements describing Citi’s appetite for certain types of risk and quantitative measures to monitor the Company’s compliance risk exposure.
•Monitoring and testing of compliance risks and controls in assessing conformance with laws, rules, regulations and internal policies.
•Issue identification, escalation and remediation to drive accountability, including measurement and reporting of compliance risk metrics against established thresholds in support of the CRM Policy and Compliance Risk Appetite.

As discussed above, Citi is working to address the FRB and OCC consent orders, which include improvements to Citi’s Compliance Risk Framework and its Enterprise-wide application (for additional information regarding the consent orders, see “Citi’s Consent Order Compliance” above).

REPUTATION RISK
Citi’s reputation is a vital asset in building trust with its stakeholders and Citi is diligent in communicating its corporate values to its colleagues, customers, investors and regulators. To support this, Citi has defined a reputation risk appetite approach. Under this approach, each major business segment has implemented a risk appetite statement and related key indicators to monitor and address weaknesses that may result in significant reputation risks. The approach requires that each business segment or region escalates significant reputation risks that require review or mitigation through its Reputation Risk Committee or equivalent.
The Reputation Risk Committees are part of the governance infrastructure that Citi has in place to review the reputation risk posed by business activities, sales practices, product design, or perceived conflicts of interest. These committees may also raise potential reputation risks for due consideration by the Reputation Risk Committee at the corporate level. The Citigroup Reputation Risk Committee may escalate reputation risks to the Nomination, Governance
and Public Affairs Committee or other appropriate committee
of the Citigroup Board of Directors. The Reputation Risk Committees, which are composed of Citi’s most senior executives, govern the process by which material reputation risks are identified, monitored, reported, managed and escalated, and appropriate actions are taken in line with Company-wide strategic objectives, risk appetite thresholds and regulatory expectations, while promoting the culture of risk awareness and high standards of integrity and ethical behavior across the Company, consistent with Citi’s mission and value proposition.
Further, the responsibility for maintaining Citi’s reputation is shared by all colleagues, who are guided by Citi’s Code of Conduct. Colleagues are expected to exercise sound judgment and common sense in decisions and actions. They are also expected to promptly and appropriately escalate all issues that present potential reputation risk.

STRATEGIC RISK

Overview
Citi’s Executive Management Team, led by Citi’s CEO, is responsible for the development and execution of Citi’s strategy. This strategy is translated into forward-looking plans that are then cascaded across the organization. Strategic risk is monitored through a range of practices: regular Citigroup Board of Director meetings provide strategic checkpoints where management’s progress is assessed and where decisions to refine the strategic direction of the Company are evaluated; Citi’s Executive Management Team assesses progress against executing the defined plans; CEO reviews, which include a risk assessment of the plans, occur across products, regions and functions to focus on progress against executing the plans; products, regions and functions have internal reviews to assess performance at lower levels across the organization; and specific forums exist to focus on key areas that drive strategic risk such as balance sheet management, the introduction of new or modified products and services and country management, among others. In addition to these day-to-day practices, significant strategic actions, such as mergers, acquisitions or capital expenditures, are reviewed and approved by, or notified to, the Citigroup Board of Directors.

U.K.’s Future Relationship with the EU
As previously disclosed, the U.K. formally left the European Union (EU) on January 31, 2020. Subsequently, the U.K. and the EU entered into a Trade and Cooperation Agreement (TCA) that set out preferential arrangements in areas such as trade in goods and in services that became effective on January 1, 2021. While entering into the TCA avoided a “no deal” exit scenario, many questions remain as to the future relationship between the U.K. and the EU. For example, the TCA minimally covers financial services. The U.K. and the EU have committed under the TCA to negotiate further details regarding financial services, but there can be no assurance as to the successful completion or ultimate outcome of those negotiations. Citi planned extensively for the U.K. exit from the EU and successfully implemented its transition plans to date. However, future legislative and regulatory developments in the U.K. and the EU as a result of the exit may negatively impact Citi. For additional information, see “Risk Factors—Strategic Risks” above.

LIBOR Transition Risk
The ICE Benchmark Administration concluded the consultation on its intent to cease publication of one week and two month USD LIBOR on December 31, 2021 and to extend the publication of all remaining USD LIBORs until June 30, 2023 for legacy contracts. In addition, it is expected that all non USD LIBOR tenors will cease after December 31, 2021. Citi recognizes that a transition away from and discontinuance of LIBOR presents various risks and challenges that could significantly impact financial markets and market participants, including Citi (for information about Citi’s risks from a transition away from and discontinuation of LIBOR or any other interest rate benchmark, see “Risk Factors—Strategic Risks” above). Accordingly, Citi has continued its efforts to identify and manage its LIBOR transition risks. Citi is also closely monitoring legislative, regulatory and other developments related to LIBOR transition matters and relief.
Citi has established a LIBOR governance and implementation program focused on identifying and addressing the LIBOR transition impacts to Citi’s clients, operational capabilities and legal and financial contracts, among others. The program operates globally across Citi’s businesses and functions and includes active involvement of senior management, oversight by Citi’s Asset & Liability Committee and reporting to the Risk Management Committee of Citigroup’s Board of Directors. As part of the program, Citi has continued to implement its LIBOR transition action plans and associated roadmaps under the following key workstreams: program management; transition strategy and risk management; customer management, including internal communications and training, legal/contract management and product management; financial exposures and risk management; regulatory and industry engagement; operations and technology; and finance, risk, tax and treasury.
During 2020, Citi continued to participate in a number of working groups formed by global regulators, including the Alternative Reference Rates Committee (ARRC) convened by the Federal Reserve Board. These working groups promote and advance development of alternative reference rates and seek to identify and address potential challenges from any transition to such rates. Citi also continued to engage with regulators, financial accounting bodies and others on LIBOR transition matters.
Moreover, Citi has continued to identify its LIBOR transition exposures, including financial instruments that do not contain contract provisions that adequately contemplate the discontinuance of reference rates and that would require additional negotiation with counterparties. Citi’s LIBOR transition efforts include, among other things, using alternative reference rates in certain newly issued financial instruments and products. Since 2019, Citi has issued preferred stock and benchmark debt referencing the Secured Overnight Financing Rate (SOFR) as well as updated the LIBOR determination method in its debt documentation with the ARRC recommended fallback language. In addition, in 2020, Citi transitioned the discounting of centrally cleared EUR and USD interest rate derivatives to the Euro Short-Term Rate (ESTR) and SOFR, respectively; announced the adoption of the newly published Interbank Offered Rate (IBOR) Fallbacks Protocol of the International Swaps and Derivatives Association (ISDA) for existing IBOR derivatives transactions; and increased Citi’s virtual client communication efforts, including outreach regarding these new industry-led protocols and solutions. Further, Citi has also been investing in its systems and infrastructure, as client activity moves away from LIBOR to alternative reference rates.

Climate Risk
Climate change presents immediate and long-term risks to Citi and to its clients and customers, with the risks expected to increase over time. Climate risk refers to the risk of loss arising from climate change and is divided into physical risk and transition risk. Physical risk considers how chronic and acute climate change (e.g., increased storms, drought, fires, floods) can directly damage physical assets (e.g., real estate, crops) or otherwise impact their value or productivity. Transition risk considers how changes in policy, technology and market preference to address climate change (e.g., carbon price policies, power generation shifts from fossil fuels to renewable energy) can lead to changes in the value of assets, commodities and companies.
Climate risk is an overarching risk that can act as a driver of other types of risk in the Citi risk taxonomy, such as credit risk from obligors exposed to high climate risk, reputational risk from increased stakeholder concerns about financing high carbon industries and operational risk from physical climate risks to Citi’s facilities.
Citi currently identifies climate risk as an “emerging risk” within its risk governance framework. Emerging risks are risks or thematic issues that are either new to the landscape, or in the case of climate risk, existing risks that are rapidly changing or evolving in an escalating fashion, which are difficult to assess due to limited data or other uncertainties. For additional information on climate risk, see “Risk Factors—Strategic Risk” above.
With the increased importance and focus on climate risk, Citi has continued to expand its governance of climate risk and integrate climate considerations into the priorities of Citigroup’s Board of Directors and senior management. In particular, Citi has:

•appointed a Chief Sustainability Officer;
•appointed a Head of Climate Risk to partner with the Head of Environmental and Social Risk Management to deliver a Company-wide strategy concerning climate risk;
•formed a global, cross-functional senior-executive level Climate Risk Advisory Council to provide oversight of and guidance to Citi’s climate risk integration efforts; and
•increased the frequency and depth of Board and senior-level review of climate-related matters.

Citi manages and mitigates the credit and reputational risks from climate change through a number of internal initiatives, including Citi’s Environmental and Social Risk

Management (ESRM) Policy. First established in 2003, the ESRM Policy is part of Citi’s broader credit risk management policy and is applicable to all Citi entities globally. The ESRM Policy provides the framework for how Citi identifies, mitigates and manages the potential environmental and social risks (including climate risks) associated with clients’ activities that could lead to credit or reputation risks to the Company. It guides how Citi evaluates lending, underwriting and advisory in environmentally sensitive and/or high-carbon sectors, and presents opportunities for Citi to engage clients on solutions to thematic risks.
In project-related lending, Citi’s ESRM Policy incorporates the updates from the fourth iteration of the Equator Principles, which Citi helped shape, that expands climate risk requirements to include physical risk as well as transition risk. Citi’s ESRM Policy covers lending and underwriting with identified use of proceeds directed to physical assets and activities, as well as sector standards for corporate relationships in higher-risk sectors, including carbon-intensive sectors. In 2020, Citi updated its sector standards for thermal and coal mining, coal-fired power and Arctic oil and gas.
Citi has also made climate risk one of the three key pillars of its 2025 Sustainable Progress Strategy. Under this pillar, Citi intends to measure, manage and reduce the climate risk and impact of its client portfolios and enhance its Taskforce on Climate-Related Financial Disclosures (TCFD) implementation and disclosure through policy development, portfolio analysis and client engagement. In December 2020, Citi released its second report detailing its implementation of the TCFD recommendations: Finance for a Climate-Resilient Future II. In this report, Citi discusses its implementation of the TCFD recommendations, and Citi’s recent pilot testing of climate scenario analyses to assess climate-related impacts and risks in specific sectors, spanning both transition and physical climate risks. Climate data is still improving in terms of its accessibility and reliability, and the industry and Citi continue to develop better methodological approaches toward assessing climate change impacts. Nonetheless, Citi expects to integrate more quantitative analysis of climate risks into credit assessments in the future and to quantify the carbon emissions associated with its client portfolios. Citi will continue to disclose its progress in this area in its annual Environmental, Social, and Governance (ESG) Report and TCFD reporting.
In addition, Citi continues to participate in financial industry collaborations to develop and pilot new methodologies and approaches for measuring and assessing the potential financial risks of climate change. Citi is also closely monitoring regulatory developments on climate risk and sustainable finance, and actively engaging with regulators on these topics.
For information on Citi’s environmental and social policies and priorities, see Citi’s website at www.citigroup.com. Click on “About Us” and then “Environmental, Social, and Governance.” For information on Citi’s ESG and Sustainability (including climate change) governance, see Citi’s 2020 Annual Meeting Proxy Statement available at www.citigroup.com. Click on “Investors” and then “Annual Reports & Proxy Statements.”

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country, excluding the U.S., as of December 31, 2020. (Including the U.S., the total exposure as of December 31, 2020 would represent approximately 96% of Citi’s exposure to all countries.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 37% of corporate loans presented in the table below are to U.K. domiciled entities (42% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 80% of the total U.K. funded loans and 86% of the total U.K. unfunded commitments were investment grade as of December 31, 2020.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 4Q20	Total as of 3Q20	Total as of 4Q19	Total as a % of Citi as of 4Q20
United Kingdom	$43.3	$—	$2.0	$52.0	$17.0	$(5.4)	$5.0	$1.3	$115.2	$108.5	$105.8	6.6%
Mexico	14.2	14.6	0.3	9.6	3.1	(0.9)	19.0	4.6	64.5	60.9	65.0	3.7
Hong Kong	18.2	13.2	0.5	6.8	1.8	(0.7)	7.1	2.1	49.0	47.9	49.0	2.8
Singapore	13.9	13.8	0.2	6.4	2.1	(0.6)	8.0	2.0	45.8	44.1	43.3	2.6
Ireland	13.0	—	0.6	29.2	0.5	(0.1)	—	0.7	43.9	41.2	39.9	2.5
South Korea	3.3	18.7	0.1	2.6	1.5	(0.8)	9.7	0.7	35.8	33.2	34.7	2.1
India	6.6	4.2	0.9	6.2	3.5	(0.4)	9.9	0.5	31.4	31.6	30.0	1.8
Brazil	11.7	—	—	2.8	4.2	(0.8)	4.3	4.0	26.2	25.1	28.3	1.5
Germany	0.7	—	—	6.7	4.4	(4.0)	10.6	6.0	24.4	27.1	21.8	1.4
China	7.5	3.6	0.6	3.1	1.6	(0.5)	5.7	0.2	21.8	21.7	18.7	1.3
Japan	2.5	—	0.1	3.1	3.9	(1.9)	5.7	8.4	21.8	19.7	17.0	1.3
Australia	4.9	9.4	—	7.0	1.6	(0.6)	1.5	(2.1)	21.7	21.2	21.5	1.2
Canada	2.2	0.6	0.2	7.9	2.3	(0.9)	5.1	0.4	17.8	17.0	15.2	1.0
Taiwan	5.5	8.3	0.2	1.3	0.6	(0.1)	0.4	1.1	17.3	17.0	17.9	1.0
Poland	3.5	2.0	—	2.7	0.2	(0.1)	6.5	0.2	15.0	15.1	13.4	0.9
Jersey	6.8	—	—	6.9	—	(0.3)	—	—	13.4	13.3	12.8	0.8
United Arab Emirates	7.6	1.3	—	3.2	0.5	(0.3)	0.1	—	12.4	11.9	12.8	0.7
Malaysia	1.4	3.9	0.1	0.8	0.2	—	1.7	0.2	8.3	8.4	8.4	0.5
Thailand	0.9	2.9	—	2.2	0.1	—	1.8	0.1	8.0	7.9	7.7	0.5
Indonesia	2.2	0.7	—	1.3	0.1	(0.1)	1.7	0.1	6.0	6.0	5.9	0.3
Russia	1.8	0.8	—	0.8	0.3	(0.1)	1.5	0.1	5.2	4.6	5.0	0.3
Luxembourg	0.8	—	—	—	0.4	(0.9)	4.5	0.3	5.1	6.7	4.6	0.3
Philippines	0.8	1.4	—	0.5	0.1	—	1.7	—	4.5	4.7	4.9	0.3
Czech Republic	0.8	—	—	0.7	2.3	—	0.4	0.1	4.3	3.8	4.3	0.2
South Africa	1.3	—	—	0.4	0.3	—	1.8	(0.2)	3.6	3.5	3.5	0.2
Total as a % of Citi’s total exposure												35.8%
Total as a % of Citi’s non-U.S. total exposure												91.5%

(1)    ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of December 31, 2020, private bank loans in the table above totaled $30.1 billion, concentrated in Hong Kong ($8.2 billion), the United Kingdom ($7.9 billion) and Singapore ($7 billion).
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
(5)    Investment securities include debt securities available-for-sale, recorded at fair market value, and debt securities held-to-maturity, recorded at historical cost.
(6)    Trading account assets are shown on a net basis and include issuer risk on cash products and derivative exposure where the underlying reference entity/issuer is located in that country.

Argentina
As previously disclosed, Citi operates in Argentina through its ICG businesses. As of December 31, 2020, Citi’s net investment in its Argentine operations was approximately $1.0 billion. Citi uses the U.S. dollar as the functional currency for its operations in Argentina because the Argentine economy is considered highly inflationary under U.S. GAAP.
During August 2020, the Argentine government announced the successful restructuring of almost all of its foreign currency debt issued under foreign law, for which it had previously postponed principal and interest payments. However, during September 2020, the Argentine government tightened its existing capital and currency controls, which continue to restrict Citi’s ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations. Citi’s net investment in its Argentine operations is likely to increase as Citi generates net income in its Argentine
franchise and its earnings are unable to be remitted.
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of December 31, 2020, the international NDF market had very limited liquidity, resulting in Citi’s being unable to economically hedge nearly all of its Argentine peso exposure. As a result, and to the extent that Citi does not execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net Argentine peso‐denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate allowances for credit losses on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for such risks under U.S. GAAP as of December 31, 2020. However, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures. For additional information on emerging markets risks, see “Risk Factors” above.

FFIEC—Cross-Border Claims on Third Parties and Local Country Assets
Citi’s cross-border disclosures are based on the country exposure bank regulatory reporting guidelines of the Federal Financial Institutions Examination Council (FFIEC). The following summarizes some of the FFIEC key reporting guidelines:

•Amounts are based on the domicile of the ultimate obligor, counterparty, collateral (only including qualifying liquid collateral), issuer or guarantor, as applicable (e.g., a security recorded by a Citi U.S. entity but issued by the U.K. government is considered U.K. exposure; a loan recorded by a Citi Mexico entity to a customer domiciled in Mexico where the underlying collateral is held in Germany is considered German exposure).
•Amounts do not consider the benefit of collateral received for secured financing transactions (i.e., repurchase agreements, reverse repurchase agreements and securities loaned and borrowed) and are reported based on notional amounts.
•Netting of derivative receivables and payables, reported at fair value, is permitted, but only under a legally binding netting agreement with the same specific counterparty, and does not include the benefit of margin received or hedges.
•Credit default swaps (CDS) are included based on the gross notional amount sold and purchased and do not include any offsetting CDS on the same underlying entity.
•Loans are reported without the benefit of hedges.

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

The tables below show each country whose total outstandings exceeded 0.75% of total Citigroup assets:

	December 31, 2020
	Cross-border claims on third parties and local country assets
In billions of dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
United Kingdom	$16.0	$26.0	$55.9	$17.5	$14.2	$75.1	$115.4	$25.8	$76.2	$75.3
Cayman Islands	—	—	85.8	12.7	8.0	70.1	98.5	11.9	0.3	0.2
Japan	32.9	35.5	12.1	6.6	16.2	63.3	87.1	6.6	16.1	15.1
Germany	7.1	51.8	11.1	9.6	11.3	58.6	79.6	14.1	49.7	48.1
Mexico	3.9	31.5	9.5	28.8	6.0	44.4	73.7	21.7	7.3	6.6
France	11.0	9.7	39.3	9.5	13.3	58.7	69.5	68.2	61.3	56.4
Singapore	2.5	25.6	10.7	17.5	2.8	48.5	56.3	13.8	1.9	1.5
South Korea	3.3	18.2	1.8	24.9	1.5	35.6	48.2	14.7	10.8	10.7
Hong Kong	1.5	13.8	3.9	19.8	7.2	35.2	39.0	13.1	2.1	1.7
Australia	5.1	16.4	4.0	13.0	9.6	31.6	38.5	13.0	5.7	5.2
China	4.5	16.3	3.3	14.1	9.7	33.6	38.2	5.8	10.5	10.0
India	1.9	14.0	2.5	12.9	2.3	22.1	31.3	11.3	1.8	1.6
Taiwan	0.4	7.8	2.0	16.5	5.1	23.7	26.7	14.1	—	—
Netherlands	7.8	10.4	3.4	4.8	5.2	18.2	26.4	10.4	28.5	27.4
Brazil	2.8	11.3	1.6	9.9	5.2	20.0	25.6	2.7	6.0	6.0
Italy	2.5	19.1	0.6	1.9	15.0	16.1	24.1	2.7	42.3	41.3
Switzerland	1.8	14.3	1.4	4.9	2.6	20.1	22.4	7.3	18.0	17.4
Canada	4.5	6.3	5.9	4.5	3.4	15.1	21.2	14.5	3.9	4.0

	December 31, 2019
	Cross-border claims on third parties and local country assets
In billions of dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
Cayman Islands	$—	$—	$95.5	$10.1	$5.3	$75.0	$105.6	$9.9	$—	$—
United Kingdom	13.3	25.2	35.7	20.0	12.9	61.9	94.2	23.3	71.6	71.6
Japan	32.7	33.3	8.4	6.5	13.1	58.0	80.9	4.7	18.7	17.1
Mexico	2.8	26.3	9.4	35.0	5.5	37.0	73.5	22.4	8.9	8.8
Germany	6.8	29.8	7.7	9.7	9.3	33.6	54.0	13.1	48.0	46.4
France	8.4	7.5	22.1	7.5	9.6	35.8	45.5	29.0	56.0	54.3
Singapore	2.3	17.7	7.2	16.1	2.8	38.0	43.3	12.0	2.0	1.9
South Korea	2.0	16.8	1.7	21.6	2.6	32.0	42.1	12.2	13.9	13.0
India	1.7	12.9	3.1	16.0	2.7	23.1	33.7	10.8	2.3	2.0
Hong Kong	0.6	10.2	3.0	19.9	4.1	29.9	33.7	13.7	2.2	2.0
Australia	4.8	8.7	4.7	12.9	7.9	20.6	31.1	11.8	7.4	7.3
China	3.4	11.0	3.1	12.7	3.9	25.3	30.2	5.1	12.8	11.6
Brazil	3.3	13.3	1.8	11.0	6.1	20.7	29.4	3.2	8.1	8.2
Canada	2.9	4.8	11.5	5.0	3.1	13.5	24.2	14.8	4.3	5.1
Netherlands	6.8	8.7	3.9	4.2	4.6	15.5	23.6	11.0	26.9	26.5
Taiwan	0.6	6.8	1.6	14.3	2.9	13.2	23.3	14.6	0.1	0.1
Italy	3.3	15.9	0.7	1.7	12.8	14.9	21.6	2.5	44.5	44.0
Switzerland	1.2	14.6	1.1	4.6	2.2	18.1	21.5	8.2	17.8	17.3
Ireland	0.2	0.3	8.9	5.2	4.2	12.9	14.6	5.3	1.6	1.8

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
Citi purchases securities under agreements to resell (reverse repos or resale agreements) and sells securities under agreements to repurchase (repos), a majority of which are carried at fair value. In addition, certain loans, short-term borrowings, long-term debt and deposits, as well as certain securities borrowed and loaned positions that are collateralized with cash, are carried at fair value. Citigroup holds its investments, trading assets and liabilities, and resale and repurchase agreements on the Consolidated Balance Sheet to meet customer needs and to manage liquidity needs, interest rate risks and private equity investing.
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

Allowance for Credit Losses (ACL)
Citi provides reserves for an estimate of current expected credit losses in the funded loan portfolio and for unfunded lending commitments, standby letters of credit and financial guarantees (excluding those that are performance guarantees), on the Consolidated Balance Sheet in Allowance for credit losses on loans (ACLL) and Other liabilities, respectively. In addition, Citi provides allowances for an estimate of current expected credit losses for other financial assets measured at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables carried at amortized cost (these allowances, together with the ACLL, are referred to as the ACL).
The ACL is composed of quantitative and qualitative components. For the quantitative component, Citi uses a forward-looking base macroeconomic forecast that is complemented by a qualitative management adjustment component. As further discussed below, this qualitative component reflects (i) economic uncertainty related to an alternative downside scenario, (ii) loss adjustments for concentration and collateral and (iii) specific adjustments based on the associated portfolio for estimating the ACL.

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
For its consumer and corporate portfolios, Citi’s expected credit loss is determined primarily by utilizing models for the borrowers’ probability of default (PD), loss given default (LGD) and exposure at default (EAD). The loss likelihood and severity models used for estimating expected credit losses are sensitive to changes in macroeconomic variables that inform the forecasts. For corporate portfolios, the loss likelihood and loss severity models cover a wide range of geographic, industry, product and business segments that contribute to the portfolios.
In addition, Citi’s delinquency-managed portfolios containing smaller-balance homogeneous loans also primarily use PD, LGD and EAD models to determine expected credit losses and reserve balances based on leading credit indicators, including loan delinquencies and changes in portfolio size, as well as other current economic factors and credit trends, including housing prices, unemployment and gross domestic product (GDP). This methodology is applied separately for each product within each geographic region in which these portfolios exist, including the U.S., Mexico and Asia.
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

Qualitative Management Adjustment Component
The qualitative management adjustment component considers, among other things, the uncertainty of forward-looking economic scenarios based on the likelihood and severity of a downside scenario, certain portfolio characteristics and concentrations, collateral coverage, model limitations, idiosyncratic events and other relevant criteria under banking supervisory guidance for the ACL. In the current macroeconomic environment, the qualitative management adjustment also reflects the uncertainty around the estimated impact of the pandemic on credit loss estimates.

4Q20 Combined Quantitative and Qualitative Components
In the fourth quarter of 2020, Citi (i) released $0.2 billion of the ACL for its consumer portfolios and (ii) released $1.3 billion of the ACL for its corporate portfolios, primarily driven by an improvement in the base macroeconomic forecast.
In the fourth quarter, the qualitative management adjustment component incorporated an alternative downside scenario, reflecting more adverse economic conditions and, subsequently a slower Real GDP recovery, at a 15% likelihood. This qualitative management adjustment component contributed to an increase in the ACL of approximately $0.7 billion resulting in a total qualitative management adjustment of $3.8 billion and an overall ACL balance of $27.8 billion at December 31, 2020.
The extent of the pandemic’s ultimate impact on Citi’s ACL will depend on, among other things, (i) how consumers respond to the government stimulus and assistance programs;
(ii) the impact on unemployment; (iii) the timing and extent of the economic recovery; (iv) the severity and duration of the resurgence of COVID-19; (v) the rate of distribution and administration of vaccines; and (vi) the extent of any market volatility. Citi believes its analysis of the ACL reflects the forward view of the economic analysis as of December 31, 2020, based on its November 5, 2020 base macroeconomic forecast.

Macroeconomic Variables
Citi uses a multitude of variables in its base macroeconomic forecast as part of its calculation of both the quantitative and qualitative (including the downside scenario) components of the ACL, including both domestic and international variables for its global portfolios and exposures. Citi’s forecasts of the U.S. unemployment rate and U.S. Real GDP rate represent the key macroeconomic variables that most significantly affect its estimate of its consumer and corporate ACLs.
The tables below show these macroeconomic variables used in determining Citi’s 1Q20, 2Q20, 3Q20 and 4Q20 consumer and corporate ACLs, comparing Citi’s forecasted 1Q21, 3Q21 and 1Q22 quarterly average U.S. unemployment rate and Citi’s forecasted 2020, 2021 and 2022 year-over-year U.S. Real GDP growth rate:

	Quarterly average
U.S. unemployment	1Q21	3Q21	1Q22	13-quarter average(1)
Citi forecast at 1Q20	6.9%	6.6%	6.3%	6.1%
Citi forecast at 2Q20	8.1	6.3	5.8	7.2
Citi forecast at 3Q20	8.2	6.8	6.3	6.6
Citi forecast at 4Q20	7.3	6.5	6.2	6.1

(1)    Represents the average unemployment rate for the rolling, forward-looking 13 quarters in forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. Real GDP	2020	2021	2022
Citi forecast at 1Q20	(1.3)%	1.5%	1.9%
Citi forecast at 2Q20	(5.1)	5.5	3.3
Citi forecast at 3Q20	(5.1)	3.3	2.8
Citi forecast at 4Q20	(4.0)	3.7	2.7

(1)    The year-over-year growth rate is the percentage change in the Real (inflation adjusted) GDP level.

Under the base macroeconomic forecast as of 4Q20, the U.S. unemployment rate and Real GDP growth rate are expected to continue to improve, as the U.S. moves past the peak of the pandemic-related health and economic crisis.

Consumer
As discussed above, Citi’s total consumer ACL release (including Corporate/Other) of $0.2 billion in the fourth quarter of 2020 reduced the ACL balance to $19.6 billion, or 6.77% of total consumer loans at December 31, 2020, and reflected the update of the base macroeconomic forecast for the fourth quarter, as well as changes in loan volumes. Citi’s consumer ACL is largely driven by the cards businesses, where the receivables have longer estimated tenors under the CECL lifetime expected credit loss methodology, net of recoveries, than under the previous incurred loss model.
For cards, including Citi’s international businesses, the level of reserves relative to EOP loans decreased to 10.98% at December 31, 2020, compared to 11.42% at September 30, 2020, primarily due to the update of the base macroeconomic forecast for the fourth quarter of 2020. For the remaining consumer exposures, the level of reserves relative to EOP loans decreased slightly to 2.0% at December 31, 2020, compared to 2.1% at September 30, 2020.

Corporate
Citi’s corporate ACLL release of $1.6 billion in the fourth quarter of 2020 reduced the ACLL reserve balance to $5.4 billion, or 1.42% of total funded loans, and reflected the update of the macroeconomic forecast scenario for the fourth quarter, as well as fewer downgrades in the portfolio.
The ACLUC build of $0.4 billion in the fourth quarter of 2020 increased the total corporate ACLUC reserve balance included in Other liabilities to $2.7 billion at December 31, 2020.

ACLL and Non-accrual Ratios
At December 31, 2020, the ratio of the ACLL to total funded loans was 3.73% (6.77% for consumer loans and 1.42% for corporate loans), compared to 4.00% at September 30, 2020 (6.96% for consumer loans and 1.82% for corporate loans).
Citi’s total non-accrual loans were $5.7 billion at December 31, 2020, up $394 million from September 30, 2020. Consumer non-accrual loans increased $451 million to $2.1 billion at December 31, 2020, from $1.7 billion at September 30, 2020, while corporate non-accrual loans decreased $57 million to $3.5 billion at December 31, 2020, from $3.6 billion at September 30, 2020. In addition, the ratio of corporate non-accrual loans to total corporate loans was 0.91%, and the ratio of consumer non-accrual loans to total consumer loans was 0.74%, at December 31, 2020.

Regulatory Capital Impact
Citi has elected to phase in the CECL impact for regulatory capital purposes. The transition provisions were recently modified to defer the phase-in. After two years with no impact on capital, the CECL transition impact will phase in over a three-year transition period with 25% of the impact (net of deferred taxes) recognized on the first day of each subsequent year, commencing January 1, 2022, and will be fully implemented on January 1, 2025. In addition, 25% of the build (pretax) made in 2020 and 2021 will be deferred and amortized over the same timeframe.
For a further description of the ACL and related accounts, see Notes 1 and 15 to the Consolidated Financial Statements.
For a discussion of the adoption of the CECL accounting pronouncement, see Note 1 to the Consolidated Financial Statements.

Goodwill
Citi tests goodwill for impairment annually on July 1 (the annual test) and through interim assessments between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit or a significant decline in Citi’s stock price. During 2020, the annual test was performed, which resulted in no goodwill impairment as described in Note 16 to the Consolidated Financial Statements.
As of December 31, 2020, Citigroup’s activities are conducted through the Global Consumer Banking and Institutional Clients Group business segments and Corporate/Other. Goodwill impairment testing is performed at the level below the business segment (referred to as a reporting unit).
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
Similar to 2019, Citigroup engaged an independent valuation specialist in 2020 to assist in Citi’s valuation for all the reporting units with goodwill balances, employing both the market approach and the DCF method. The resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.
Under the market approach and in calculation of the terminal value under the income approach, the key assumptions are the selected price to earnings and price to tangible book value multiples. The selection of the multiples considers the operating performance and financial condition of the reporting units as compared with those of a group of selected publicly traded guideline companies. Among other factors, the level and expected growth in return on tangible equity relative to those of the guideline companies is considered. Since the guideline company prices used are on a minority interest basis, the selection of the multiples considers recent transactions prices, as well as data in comparable macroeconomic environments, which reflect control rights and privileges, in arriving at a multiple that reflects an appropriate control premium.
For valuation under the income approach, the key assumptions used are the cash flows for the forecasted period, the terminal growth rate and the discount rate. The cash flows for the forecasted period are estimated based on management’s most recent projections available as of the testing date, given consideration to minimum equity capital requirement. The projections incorporate macroeconomic variables developed at the same time. The terminal growth rate is selected based on management’s long-term expectation for the businesses. The discount rate is based on the reporting unit’s estimated cost of equity capital computed under the capital asset pricing model and reflects the risk and uncertainty in the financial markets in the internally generated cash flow projections.
Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s common stock price. The sum of the fair values of the reporting units exceeded the overall market capitalization of Citi as of July 1, 2020. However, Citi believes that it is not meaningful to reconcile the sum of the fair values of the Company’s reporting units to its market capitalization due to several factors. The market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk nor a business model that is perceived to be as complex. In addition, the market capitalization of Citigroup does not include consideration of the individual reporting unit’s control premium.
At July 1, 2020, the fair values of Citi’s reporting units as a percentage of their carrying values ranged from approximately 115% to 136%, resulting in no impairment. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the current environment continues to evolve due to the challenge and uncertainties related to the pandemic. Further deterioration in macroeconomic and market conditions, including potential adverse effects to economic forecasts due to the severity and duration of the pandemic, as well as the responses of governments, customers and clients, could negatively influence the assumptions used in the valuations, in particular, the discount rates, exit multiples and growth rates used in net income projections. If the future were to differ from management’s best estimate of key assumptions (e.g., net interest revenue and loan volume), and associated cash flows were to decrease, Citi could potentially experience material goodwill impairment charges in the future.
See Notes 1 and 16 to the Consolidated Financial Statements for additional information on goodwill, including the changes in the goodwill balance year-over-year and the segments’ goodwill balances as of December 31, 2020.

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
As a result of the Tax Cuts and Jobs Act (Tax Reform), beginning in 2018, Citi is taxed on income generated by its U.S. operations at a federal tax rate of 21%. The effect on Citi’s state tax rate is dependent upon how and when the individual states that have not yet addressed the federal tax law changes choose to adopt the various new provisions of the U.S. Internal Revenue Code.
Citi’s non-U.S. branches and subsidiaries are subject to tax at their local tax rates. Non-U.S. branches also continue to be subject to U.S. taxation. The impact of this on Citi’s earnings depends on the level of branch pretax income, the local branch tax rate and allocations of overall domestic loss (ODL) and expenses for U.S. tax purposes to branch earnings. Citi expects no residual U.S. tax on such earnings since it currently has sufficient branch tax carry-forwards. With respect to non-U.S. subsidiaries, dividends from these subsidiaries will be excluded from U.S. taxation. While the majority of Citi’s non-U.S. subsidiary earnings are classified as Global Intangible Low Taxed Income (GILTI), Citi expects no material residual U.S. tax on such earnings based on its non-U.S. subsidiaries’ local tax rates, which exceed, on average, the GILTI tax rate. Finally, Citi does not expect the Base Erosion Anti-Abuse Tax (BEAT) to affect its tax provision.

Deferred Tax Assets and Valuation Allowances
At December 31, 2020, Citi had net DTAs of $24.8 billion, unchanged from September 30, 2020. Citi’s net DTAs increased $1.7 billion from $23.1 billion at December 31, 2019, primarily due to an increase in the ACL and adoption impact of the CECL standard, partially offset by gains in AOCI. Of Citi’s total net DTAs of $24.8 billion as of December 31, 2020, $9.5 billion, primarily related to tax carry-forwards, was excluded in calculating Citi’s regulatory capital. Net DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter and year ended December 31, 2020, Citi did not have any such DTAs. Accordingly, the remaining $15.3 billion of net DTAs as of December 31, 2020 was not deducted in calculating regulatory capital pursuant to Basel III standards, and was appropriately risk weighted under those rules.
Citi’s total valuation allowance (VA) at December 31, 2020 was $5.2 billion, a decrease of $1.3 billion from $6.5 billion at December 31, 2019, primarily driven by usage of carry-forwards in the FTC branch basket. Citi’s VA of $5.2 billion is composed of (i) $3.4 billion on its FTC carry-forwards, (ii) $1.0 billion on its U.S. residual DTA related to its non-U.S. branches, (iii) $0.6 billion on local non-U.S. DTAs and (iv) $0.2 billion on state net operating loss and capital loss carry-forwards.
As stated above with regard to the impact of non-U.S. branches on Citi’s earnings, the level of branch pretax income, the local branch tax rate and the allocations of ODL and expenses for U.S. tax purposes to the branch basket are also the main factors in determining the branch VA. Citi computed these factors for 2020. While the COVID-19 pandemic reduced branch earnings, the allocated ODL did not decline since a large portion of the pandemic losses will not be recognizable for U.S. taxable income until a future period. In addition, lower than forecasted U.S. interest rates resulted in a lower allocation of interest expense to non-U.S. branches. The combination of these factors drove the VA release of $0.5 billion in Citi’s full-year effective tax rate. Citi also released $0.1 billion of branch basket VA in the fourth quarter, with respect to future years based upon Citi’s operating plan and estimates of future branch basket factors, as discussed above.
Citi’s VA of $1.0 billion against FTC carry-forwards in its general basket declined $0.1 billion in 2020, primarily due to expired FTCs. In the general FTC basket, foreign source income, an important driver in the utilization of FTC carry-forwards for the current year and future years in the carry-forward period, has been reduced due to the compression in interest rate spreads. Overall U.S. taxable income, which impacts ODL usage and, correspondingly, the utilization of FTC carry-forwards is also lower because of the impacts of the pandemic. Accordingly, management has taken actions to increase future foreign source income and U.S. taxable income. These planning actions include geographic asset movements, deferral of future FTC recognition and capitalization of expenses for tax purposes, resulting in no tax provision change to Citi’s general basket VA in 2020. In light of the pandemic, Citi will continue to monitor its forecasts and mix of earnings, which could affect Citi’s VA against FTC carry-forwards. Citi continues to look for additional actions that are prudent and feasible, taking into account client, regulatory and operational considerations. See Note 9 to the Consolidated Financial Statements.
Recognized FTCs comprised approximately $4.4 billion of Citi’s DTAs as of December 31, 2020, compared to approximately $6.3 billion as of December 31, 2019. The decrease was primarily due to current-year usage. The FTC carry-forward period represents the most time-sensitive component of Citi’s DTAs.
Citi had an overall domestic loss (ODL) of approximately $26 billion at December 31, 2020, which allows Citi to elect a percentage between 50% and 100% of future years’ domestic source income to be reclassified as foreign source income. (See Note 9 to the Consolidated Financial Statements for a description of the ODL.)
The majority of Citi’s U.S. federal net operating loss carry-forward and all of its New York State and City net operating loss carry-forwards are subject to a carry-forward period of 20 years. This provides enough time to fully utilize the net DTAs pertaining to these existing net operating loss carry-forwards. This is due to Citi’s forecast of sufficient U.S. taxable income and the continued taxation of Citi’s non-U.S. income by New York State and City.
Although realization is not assured, Citi believes that the realization of its recognized net DTAs of $24.8 billion at December 31, 2020 is more-likely-than-not, based on management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise, as well as available tax planning strategies (as defined in ASC Topic 740, Income Taxes). Citi has concluded that it has the necessary positive evidence to support the realization of its net DTAs after taking its valuation allowances into consideration.
For additional information on Citi’s income taxes, including its income tax provision, tax assets and liabilities and a tabular summary of Citi’s net DTAs balance as of December 31, 2020 (including the FTCs and applicable expiration dates of the FTCs), see Note 9 to the Consolidated Financial Statements. For information on Citi’s ability to use its DTAs, see “Risk Factors—Strategic Risks” above and Note 9 to the Consolidated Financial Statements.

Tax Cuts and Jobs Act
On December 22, 2017, Tax Reform was signed into law, reflecting changes to U.S. corporate taxation, including a lower statutory tax rate of 21%, a quasi-territorial regime and a deemed repatriation of all accumulated earnings and profits of foreign subsidiaries. The new law was generally effective January 1, 2018.
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

In millions of dollars, except per share amounts and as otherwise noted	2018 as reported(1)	2017 as reported	2017 one-time impact of Tax Reform		2017 adjusted results(2)	2018 increase (decrease) vs. 2017 ex-Tax Reform
						$ Change	% Change
Net income	$18,045	$(6,798)	$(22,594)		$15,796	$2,249	14%
Diluted earnings per share:
Income from continuing operations	6.69	(2.94)	(8.31)		5.37	1.32	25
Net income	6.68	(2.98)	(8.31)		5.33	1.35	25
Effective tax rate	22.8%	129.1%	(9,930)	bps	29.8%		(700)	bps
Performance and other metrics:
Return on average assets	0.94%	(0.36)%	(120)	bps	0.84%		10	bps
Return on average common stockholders’ equity	9.4	(3.9)	(1,090)		7.0		240
Return on average total stockholders’ equity	9.1	(3.0)	(1,000)		7.0		210
Return on average tangible common equity	11.0	(4.6)	(1,270)		8.1		290
Dividend payout ratio	23.1	(32.2)	(5,020)		18.0		510
Total payout ratio	109.1	(213.9)	(33,140)		117.5		840

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citi’s management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2020, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
The effectiveness of Citi’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2020.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of the fair value of Level 3 assets and liabilities measured on a recurring basis
As described in Notes 1, 24 and 25 to the consolidated financial statements, the Company’s assets and liabilities recorded at fair value on a recurring basis were $918.1 billion and $308.8. billion, respectively at December 31, 2020. The Company estimated the fair value of Level 3 assets and liabilities measured on a recurring basis ($16.1 billion and $36.0 billion, respectively at December 31, 2020) utilizing various valuation techniques with one or more significant inputs or significant value drivers being unobservable including, but not limited to, complex internal valuation models, alternative pricing procedures or comparables analysis and discounted cash flows.
We identified the assessment of the measurement of fair value for Level 3 assets and liabilities recorded at fair value on a recurring basis as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the Level 3 fair values due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the fair value methodology, including methods, models and significant assumptions and inputs used to estimate fair value. Significant assumptions and inputs include interest rate, price, yield, credit spread, volatilities, correlations and forward prices. The assessment also included an evaluation of the conceptual soundness and performance of the valuation models.
The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the design and testing the operating effectiveness of certain internal controls related to the Company’s Level 3 fair value measurements including controls over:

•valuation methodologies, including significant inputs and assumptions
•independent price verification
•evaluating that significant model assumptions and inputs reflected those which a market participant would use to determine an exit price in the current market environment
•the valuation models used were mathematically accurate and appropriate to value the financial instruments
•relevant information used within the Company’s models that was reasonably available was considered in the fair value determination.

We evaluated the Company’s methodology for compliance with U.S. generally accepted accounting principles. We involved valuation professionals with specialized skills and knowledge who assisted in developing an independent fair value estimate for a selection of certain Level 3 assets and liabilities recorded at fair value on a recurring basis based on independently developed valuation models and assumptions, as applicable, using market data sources we determined to be relevant and reliable and compared our independent expectation to the Company’s fair value measurements.

Assessment of the allowance for credit losses collectively evaluated for impairment
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC 326) as of January 1, 2020. As discussed in Notes 1 and 15 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and unfunded lending commitments collectively evaluated for impairment (the collective ACLL) was $27.6 billion as of December 31, 2020. The expected credit losses for the quantitative component of the collective ACLL is the product of multiplying the probability of default (PD), loss given default (LGD), and exposure at default (EAD) for consumer and corporate loans. For consumer credit cards, the Company uses the payment rate approach over the life of the loan, which leverages payment rate curves, to determine the payments that should be applied to liquidate the end-of-period balance in the estimation of EAD. For unconditionally cancelable accounts, reserves are based on the expected life of the balance as of the evaluation date and do not include any undrawn commitments that are unconditionally cancelable. The Company’s models utilize a single forward-looking macroeconomic forecast and macroeconomic assumptions over reasonable and supportable forecast periods. Reasonable and supportable forecast periods vary by product. For consumer loan models, the Company uses a 13-quarter reasonable and supportable period and reverts to historical loss experience thereafter. For corporate loan models, the Company uses a nine-quarter reasonable and supportable period followed by a three-quarter transition to historical loss experience. Additionally, for consumer loans, these models consider leading credit indicators including loan delinquencies, as well as economic factors. For corporate loans, these models consider the credit quality as measured by risk ratings and economic factors. The qualitative component considers idiosyncratic events and the uncertainty of forward-looking economic scenarios.

We identified the assessment of the collective ACLL as a critical audit matter. The assessment involved significant measurement uncertainty requiring complex auditor judgment, and specialized skills and knowledge as well as experience in the industry. This assessment encompassed the evaluation of the various components of the collective ACLL methodology, including the methods and models used to estimate the PD, LGD, and EAD and certain key assumptions and inputs for the Company’s quantitative and qualitative components. Key assumptions and inputs for consumer loans included loan delinquencies, certain credit indicators, reasonable and supportable forecast periods, expected life as well as economic factors, including unemployment rates, gross domestic product (GDP), and housing prices which are considered in the model. For corporate loans, key assumptions and inputs included risk ratings, reasonable and supportable forecasts, credit conversion factor for unfunded lending commitments, and economic factors, including GDP and unemployment rates considered in the model. Key assumptions and inputs for the qualitative component included the likelihood and severity of a downside scenario and consideration of uncertainties due to idiosyncratic events as a result of the COVID-19 pandemic. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and EAD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACLL estimate, including controls over the:

•approval of the collective ACLL methodologies
•determination of the key assumptions and inputs used to estimate the quantitative and qualitative components of the collective ACLL
•performance monitoring of the PD, LGD, and EAD models.

We evaluated the Company’s process to develop the collective ACLL estimate by testing certain sources of data, factors and assumptions that the Company used and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•reviewing the Company’s collective ACLL methodologies and key assumptions for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance monitoring testing of the PD, LGD, and EAD models by comparing them to relevant Company-specific metrics
•assessing the conceptual soundness and performance testing of the PD, LGD, and EAD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•assessing the economic forecast scenarios through comparison to publicly available forecasts
•evaluating the methodology used to develop certain economic forecast scenarios by comparing it to relevant industry practices
•testing corporate loan risk ratings for a selection of borrowers by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology used in determining the qualitative components and the effect of that component on the collective ACLL compared with relevant credit risk factors and consistency with credit trends.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACLL by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

Assessment of the realizability of deferred tax assets, specifically as it relates to general basket foreign tax credits
As discussed in Note 9 to the consolidated financial statements, the Company’s net deferred tax assets (DTA) were $31.0 billion as of December 31, 2020. This balance is net of a valuation allowance of $5.2 billion recorded by the Company. The estimation of the DTA for general basket foreign tax credits (FTCs) and related valuation allowance was $5.3 billion and $1.0 billion respectively. The Company evaluated the realization of the DTA for general basket FTCs to determine whether there was more than a 50% likelihood that the DTA for general basket FTCs would be realized, based primarily on the Company’s expectations of future taxable income in each relevant jurisdiction, available tax planning strategies and timing of tax credit expirations. In particular, the COVID-19 pandemic has negatively affected the economy and business activities in countries where the Company operates, which has impacted the Company’s future forecasts of taxable income as of December 31, 2020.
We identified the assessment of the realizability of the DTA for general basket FTCs as a critical audit matter. Due to the significant measurement uncertainty associated with the realizability of the DTA for general basket FTCs, there was a high degree of subjectivity and judgment in evaluating global tax regulations and future taxable income. This assessment encompassed the evaluation of the Company’s estimations that are subjective and complex due to its global structure, given the Company’s assumptions used to determine that sufficient taxable income will be generated or tax planning strategies implemented to support the realization of the DTA for general basket FTCs before expiration of foreign tax credits.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls related to the Company’s DTA realizability process, including controls over the:

•realizability of the Company’s deferred tax assets for general basket FTCs
•appropriateness of future taxable income and tax planning strategies.

We tested the Company’s process to develop the valuation allowance estimate. This included performing an assessment of the policy and methodology used by management in the valuation allowance determination. We involved income tax professionals with specialized skills and knowledge, who assisted in assessing:

•certain assumptions used to determine the Company’s future taxable income, including the interpretation of the various tax laws and regulations and the source and character of future taxable income
•the timing of tax credit expirations
•the prudence and feasibility of certain tax planning strategies.

We performed sensitivity analyses over the Company’s expectations of future taxable income and timing of tax credit expirations.

Evaluation of goodwill in the North American and Asia Global Consumer Banking reporting units
As discussed in Notes 1 and 16 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $22.2 billion, of which $12.1 billion related to reporting units within the Global Consumer Banking segment and $10.1 billion related to reporting units within the Institutional Clients Group segment. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. This involves estimating the fair value of the reporting units using both discounted cash flow analyses and a market multiples approach. The COVID-19 pandemic has negatively affected the economy and business activities in countries where the Company operates, which impacted the Company’s future forecasts used in the discounted cash flow analyses.
We identified the evaluation of the goodwill impairment analysis for the North America Global Consumer Banking and Asia Global Consumer Banking reporting units, two of the three reporting units within the Global Consumer Banking segment, as a critical audit matter. The estimated fair value of the North America and Asia Global Consumer Banking reporting units marginally exceeded their carrying values, indicating a higher risk due to measurement uncertainty that the goodwill may be impaired and, therefore, involved a high degree of subjective auditor judgment. Specifically, the assessment encompassed the evaluation of the key assumptions used in estimating the fair value of the North America and Asia Global Consumer Banking reporting units, which include the long-term growth rate, discount rate, exit multiple assumptions, certain forecasted macroeconomic assumptions used to inform the forecasted income by reporting unit, and certain assumptions used to forecast income by reporting unit including the forecast period, net interest revenue, and loan volume used in the discounted cash flow analyses.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the estimated fair value of the North America Global Consumer Banking and Asia Global Consumer Banking reporting units, including controls related to management’s process for assessing the appropriateness of:

•certain assumptions including the long-term growth rate, discount rate and exit multiple used in the discounted cash flow analyses
•certain forecasted macroeconomic assumptions used to inform the forecasted income by reporting unit
•certain assumptions used to forecast income by reporting unit including the forecast period, net interest revenue and loan volume.

We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the reasonableness of the Company’s forecasts by comparing to analyst reports.
In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in:

•developing an independent range of long-term growth rate assumptions by reviewing publicly available data for the United States and Asian markets and comparable industries and comparing it to the Company’s assumption
•evaluating the discount rate by assessing the methodology used by management and developing an independent assumption for the discount rate
•developing an independent range of the exit assumptions using publicly available data for comparable entities and comparing it to the Company’s assumption
•developing an estimate of the fair value of North America and Asia Global Consumer Banking reporting units using the income approach and comparing the results to the Company’s fair value estimate
•developing an independent range of control premium assumptions by comparing data from the 2008-2009 financial crisis to the Company’s assumption
•assessing the market capitalization reconciliation and the reasonableness of the implied control premium.

/s/ KPMG LLP
We have served as the Company’s auditor since 1969.

New York, New York
February 26, 2021

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME      Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars, except per share amounts	2020	2019	2018
Revenues
Interest revenue	$58,089	$76,510	$70,828
Interest expense	14,541	29,163	24,266
Net interest revenue	$43,548	$47,347	$46,562
Commissions and fees	$11,385	$11,746	$11,857
Principal transactions	13,885	8,892	8,905
Administration and other fiduciary fees	3,472	3,411	3,580
Realized gains on sales of investments, net	1,756	1,474	421
Impairment losses on investments:
Impairment losses on investments and other assets	(165)	(32)	(132)
Provision for credit losses on AFS debt securities(1)	(3)	—	—
Net impairment losses recognized in earnings	$(168)	$(32)	$(132)
Other revenue	$420	$1,448	$1,661
Total non-interest revenues	$30,750	$26,939	$26,292
Total revenues, net of interest expense	$74,298	$74,286	$72,854
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$15,922	$8,218	$7,354
Provision for credit losses on held-to-maturity (HTM) debt securities	7	—	—
Provision for credit losses on other assets	7	—	—
Policyholder benefits and claims	113	73	101
Provision for credit losses on unfunded lending commitments	1,446	92	113
Total provisions for credit losses and for benefits and claims	$17,495	$8,383	$7,568
Operating expenses
Compensation and benefits	$22,214	$21,433	$21,154
Premises and equipment	2,333	2,328	2,324
Technology/communication	7,383	7,077	7,193
Advertising and marketing	1,217	1,516	1,545
Other operating	10,024	9,648	9,625
Total operating expenses	$43,171	$42,002	$41,841
Income from continuing operations before income taxes	$13,632	$23,901	$23,445
Provision for income taxes	2,525	4,430	5,357
Income from continuing operations	$11,107	$19,471	$18,088
Discontinued operations
Loss from discontinued operations	$(20)	$(31)	$(26)
Provision (benefit) for income taxes	—	(27)	(18)
Loss from discontinued operations, net of taxes	$(20)	$(4)	$(8)
Net income before attribution of noncontrolling interests	$11,087	$19,467	$18,080
Noncontrolling interests	40	66	35
Citigroup’s net income	$11,047	$19,401	$18,045
Basic earnings per share(2)
Income from continuing operations	$4.75	$8.08	$6.69
Loss from discontinued operations, net of taxes	(0.01)	—	—
Net income	$4.74	$8.08	$6.69
Weighted average common shares outstanding (in millions)	2,085.8	2,249.2	2,493.3

CONSOLIDATED STATEMENT OF INCOME (Continued)		Citigroup Inc. and Subsidiaries
	Years ended December 31,
In millions of dollars, except per share amounts	2020	2019	2018
Diluted earnings per share(2)
Income from continuing operations	$4.73	$8.04	$6.69
Income (loss) from discontinued operations, net of taxes	(0.01)	—	—
Net income	$4.72	$8.04	$6.68
Adjusted weighted average common shares outstanding (in millions)	2,099.0	2,265.3	2,494.8

(1)    In accordance with ASC 326.
(2)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2020	2019	2018
Citigroup’s net income	$11,047	$19,401	$18,045
Add: Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$3,585	$1,985	$(1,089)
Net change in debt valuation adjustment (DVA), net of taxes(1)	(475)	(1,136)	1,113
Net change in cash flow hedges, net of taxes	1,470	851	(30)
Benefit plans liability adjustment, net of taxes(2)	(55)	(552)	(74)
Net change in foreign currency translation adjustment, net of taxes and hedges	(250)	(321)	(2,362)
Net change in excluded component of fair value hedges, net of taxes	(15)	25	(57)
Citigroup’s total other comprehensive income (loss)	$4,260	$852	$(2,499)
Citigroup’s total comprehensive income	$15,307	$20,253	$15,546
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$26	$—	$(43)
Add: Net income attributable to noncontrolling interests	40	66	35
Total comprehensive income	$15,373	$20,319	$15,538

(1)     See Note 1 to the Consolidated Financial Statements.
(2)    See Note 8 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	December 31,
In millions of dollars	2020	2019
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,349	$23,967
Deposits with banks, net of allowance	283,266	169,952
Securities borrowed and purchased under agreements to resell (including $185,204 and $153,193 as of December 31, 2020 and 2019, respectively, at fair value), net of allowance	294,712	251,322
Brokerage receivables, net of allowance	44,806	39,857
Trading account assets (including $168,967 and $120,236 pledged to creditors at December 31, 2020 and 2019, respectively)	375,079	276,140
Investments:
Available-for-sale debt securities (including $5,921 and $8,721 pledged to creditors as of December 31, 2020 and 2019, respectively), net of allowance	335,084	280,265
Held-to-maturity debt securities (including $547 and $1,923 pledged to creditors as of December 31, 2020 and 2019, respectively), net of allowance	104,943	80,775
Equity securities (including $1,066 and $1,162 as of December 31, 2020 and 2019, respectively, at fair value)	7,332	7,523
Total investments	$447,359	$368,563
Loans:
Consumer (including $14 and $18 as of December 31, 2020 and 2019, respectively, at fair value)	288,839	309,548
Corporate (including $6,840 and $4,067 as of December 31, 2020 and 2019, respectively, at fair value)	387,044	389,935
Loans, net of unearned income	$675,883	$699,483
Allowance for credit losses on loans (ACLL)	(24,956)	(12,783)
Total loans, net	$650,927	$686,700
Goodwill	22,162	22,126
Intangible assets (including MSRs of $336 and $495 as of December 31, 2020 and 2019, respectively, at fair value)	4,747	4,822
Other assets (including $14,613 and $12,830 as of December 31, 2020 and 2019, respectively, at fair value), net of allowance	110,683	107,709
Total assets	$2,260,090	$1,951,158

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

	December 31,
In millions of dollars	2020	2019
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$281	$108
Trading account assets	8,104	6,719
Investments	837	1,295
Loans, net of unearned income
Consumer	37,561	46,977
Corporate	17,027	16,175
Loans, net of unearned income	$54,588	$63,152
Allowance for credit losses on loans (ACLL)	(3,794)	(1,841)
Total loans, net	$50,794	$61,311
Other assets	43	73
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$60,059	$69,506
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	December 31,
In millions of dollars, except shares and per share amounts	2020	2019
Liabilities
Non-interest-bearing deposits in U.S. offices	$126,942	$98,811
Interest-bearing deposits in U.S. offices (including $879 and $1,624 as of December 31, 2020 and 2019, respectively, at fair value)	503,213	401,418
Non-interest-bearing deposits in offices outside the U.S.	100,543	85,692
Interest-bearing deposits in offices outside the U.S. (including $1,079 and $695 as of December 31, 2020 and 2019, respectively, at fair value)	549,973	484,669
Total deposits	$1,280,671	$1,070,590
Securities loaned and sold under agreements to repurchase (including $60,206 and $40,651 as of December 31, 2020 and 2019, respectively, at fair value)	199,525	166,339
Brokerage payables	50,484	48,601
Trading account liabilities	168,027	119,894
Short-term borrowings (including $4,683 and $4,946 as of December 31, 2020 and 2019, respectively, at fair value)	29,514	45,049
Long-term debt (including $67,063 and $55,783 as of December 31, 2020 and 2019, respectively, at fair value)	271,686	248,760
Other liabilities (including $6,835 and $6,343 as of December 31, 2020 and 2019, respectively, at fair value), including allowance	59,983	57,979
Total liabilities	$2,059,890	$1,757,212
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 779,200 as of December 31, 2020 and 719,200 as of December 31, 2019, at aggregate liquidation value	$19,480	$17,980
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,763,661 as of December 31, 2020 and 3,099,602,856 as of December 31, 2019	31	31
Additional paid-in capital	107,846	107,840
Retained earnings	168,272	165,369
Treasury stock, at cost: 1,017,674,452 shares as of December 31, 2020 and 985,479,501 shares as of December 31, 2019	(64,129)	(61,660)
Accumulated other comprehensive income (loss) (AOCI)	(32,058)	(36,318)
Total Citigroup stockholders’ equity	$199,442	$193,242
Noncontrolling interests	758	704
Total equity	$200,200	$193,946
Total liabilities and equity	$2,260,090	$1,951,158
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

	December 31,
In millions of dollars	2020	2019
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$9,278	$10,031
Long-term debt	20,405	25,582
Other liabilities	463	917
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$30,146	$36,530

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

	Years ended December 31,
	Amounts			Shares
In millions of dollars, except shares in thousands	2020	2019	2018	2020	2019	2018
Preferred stock at aggregate liquidation value
Balance, beginning of year	$17,980	$18,460	$19,253	719	738	770
Issuance of new preferred stock	3,000	1,500	—	120	60	—
Redemption of preferred stock	(1,500)	(1,980)	(793)	(60)	(79)	(32)
Balance, end of year	$19,480	$17,980	$18,460	779	719	738
Common stock and additional paid-in capital
Balance, beginning of year	$107,871	$107,953	$108,039	3,099,603	3,099,567	3,099,523
Employee benefit plans	5	(112)	(94)	161	36	44
Preferred stock issuance costs	(4)	(4)	—	—	—	—
Other	5	34	8	—	—	—
Balance, end of year	$107,877	$107,871	$107,953	3,099,764	3,099,603	3,099,567
Retained earnings
Balance, beginning of year	$165,369	$151,347	$138,425
Adjustments to opening balance, net of taxes(1)
Financial instruments—credit losses (CECL adoption)	(3,076)	—	—
Variable post-charge-off third-party collection costs	330	—	—
Lease accounting, intra-entity transfers of assets	—	151	(84)
Adjusted balance, beginning of year	$162,623	$151,498	$138,341
Citigroup’s net income	11,047	19,401	18,045
Common dividends(2)	(4,299)	(4,403)	(3,865)
Preferred dividends	(1,095)	(1,109)	(1,174)
Other	(4)	(18)	—
Balance, end of year	$168,272	$165,369	$151,347
Treasury stock, at cost
Balance, beginning of year	$(61,660)	$(44,370)	$(30,309)	(985,480)	(731,100)	(529,615)
Employee benefit plans(3)	456	585	484	8,546	9,872	10,557
Treasury stock acquired(4)	(2,925)	(17,875)	(14,545)	(40,740)	(264,252)	(212,042)
Balance, end of year	$(64,129)	$(61,660)	$(44,370)	(1,017,674)	(985,480)	(731,100)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(36,318)	$(37,170)	$(34,668)
Adjustment to opening balance, net of taxes(1)	—	—	(3)
Adjusted balance, beginning of year	$(36,318)	$(37,170)	$(34,671)
Citigroup’s total other comprehensive income (loss)(3)	4,260	852	(2,499)
Balance, end of year	$(32,058)	$(36,318)	$(37,170)
Total Citigroup common stockholders’ equity	$179,962	$175,262	$177,760	2,082,090	2,114,123	2,368,467
Total Citigroup stockholders’ equity	$199,442	$193,242	$196,220
Noncontrolling interests
Balance, beginning of year	$704	$854	$932
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	—	—
Transactions between Citigroup and the noncontrolling-interest shareholders	(4)	(169)	(50)
Net income attributable to noncontrolling-interest shareholders	40	66	35
Distributions paid to noncontrolling-interest shareholders	(2)	(40)	(38)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	26	—	(43)
Other	(6)	(7)	18
Net change in noncontrolling interests	$54	$(150)	$(78)
Balance, end of year	$758	$704	$854
Total equity	$200,200	$193,946	$197,074

(1)    See Note 1 to the Consolidated Financial Statements for additional details.
(2)    Common dividends declared were $0.51 per share in the first, second, third and fourth quarters of 2020; $0.45 per share in the first and second quarters of 2019 and $0.51 per share in the third and fourth quarters of 2019; and $0.32 in the first and second quarters of 2018 and $0.45 per share in the third and fourth quarters of 2018.
(3)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase programs.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2020	2019	2018
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$11,087	$19,467	$18,080
Net income attributable to noncontrolling interests	40	66	35
Citigroup’s net income	$11,047	$19,401	$18,045
Loss from discontinued operations, net of taxes	(20)	(4)	(8)
Income from continuing operations—excluding noncontrolling interests	$11,067	$19,405	$18,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net gains on significant disposals(1)	—	—	(247)
Depreciation and amortization	3,937	3,905	3,754
Deferred income taxes	(2,333)	(610)	(51)
Provision for credit losses on loans and unfunded lending commitments	17,368	8,310	7,467
Realized gains from sales of investments	(1,756)	(1,474)	(421)
Impairment losses on investments and other assets	165	32	132
Change in trading account assets	(98,997)	(20,124)	(3,469)
Change in trading account liabilities	48,133	(24,411)	19,135
Change in brokerage receivables net of brokerage payables	(3,066)	(20,377)	6,163
Change in loans HFS	1,202	(909)	770
Change in other assets	(1,012)	4,724	(5,791)
Change in other liabilities	558	1,737	(984)
Other, net	4,113	16,955	(7,559)
Total adjustments	$(31,688)	$(32,242)	$18,899
Net cash provided by (used in) operating activities of continuing operations	$(20,621)	$(12,837)	$36,952
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(43,390)	$19,362	$(38,206)
Change in loans	14,249	(22,466)	(29,002)
Proceeds from sales and securitizations of loans	1,495	2,878	4,549
Purchases of investments	(334,900)	(274,491)	(152,487)
Proceeds from sales of investments	146,285	137,173	61,491
Proceeds from maturities of investments	124,229	119,051	83,604
Proceeds from significant disposals(1)	—	—	314
Capital expenditures on premises and equipment and capitalized software	(3,446)	(5,336)	(3,774)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	50	259	212
Other, net	116	196	181
Net cash used in investing activities of continuing operations	$(95,312)	$(23,374)	$(73,118)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,352)	$(5,447)	$(5,020)
Issuance of preferred stock	2,995	1,496	—
Redemption of preferred stock	(1,500)	(1,980)	(793)
Treasury stock acquired	(2,925)	(17,571)	(14,433)
Stock tendered for payment of withholding taxes	(411)	(364)	(482)
Change in securities loaned and sold under agreements to repurchase	33,186	(11,429)	21,491
Issuance of long-term debt	76,458	59,134	60,655
Payments and redemptions of long-term debt	(63,402)	(51,029)	(58,132)
Change in deposits	210,081	57,420	53,348
Change in short-term borrowings	(15,535)	12,703	(12,106)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)	Citigroup Inc. and Subsidiaries
	Years ended December 31,
In millions of dollars	2020	2019	2018
Net cash provided by financing activities of continuing operations	$233,595	$42,933	$44,528
Effect of exchange rate changes on cash and due from banks	$(1,966)	$(908)	$(773)
Change in cash, due from banks and deposits with banks	$115,696	$5,814	$7,589
Cash, due from banks and deposits with banks at beginning of year	193,919	188,105	180,516
Cash, due from banks and deposits with banks at end of year	$309,615	$193,919	$188,105
Cash and due from banks (including segregated cash and other deposits)	$26,349	$23,967	$23,645
Deposits with banks, net of allowance	283,266	169,952	164,460
Cash, due from banks and deposits with banks at end of year	$309,615	$193,919	$188,105
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$4,797	$4,888	$4,313
Cash paid during the year for interest	13,298	28,682	22,963
Non-cash investing activities(2)
Transfers to loans HFS (Other assets) from loans	$2,614	$5,500	$4,200

(1)    See Note 2 to the Consolidated Financial Statements for further information on significant disposals.
(2)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 26 to the Consolidated Financial Statements for more information and balances as of December 31, 2020 and 2019.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Throughout these Notes, “Citigroup,” “Citi” and the “Company” refer to Citigroup Inc. and its consolidated subsidiaries.
Certain reclassifications, have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation.
For information on Citi’s recent revisions and reclassifications related to the accounting principle change for variable post-charge-off third-party collection costs, see below and Notes 15 and 30 to the Consolidated Financial Statements.

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

Debt Securities

•Debt securities classified as “held-to-maturity” are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Interest income on such securities is included in Interest revenue.
•Debt securities classified as “available-for-sale” are carried at fair value with changes in fair value reported in Accumulated other comprehensive income (loss), a component of stockholders’ equity, net of applicable income taxes and hedges. Interest income on such securities is included in Interest revenue.

Equity Securities

•Marketable equity securities are measured at fair value with changes in fair value recognized in earnings.
•Non-marketable equity securities are measured at fair value with changes in fair value recognized in earnings unless (i) the measurement alternative is elected or (ii) the investment represents Federal Reserve Bank and Federal Home Loan Bank stock or certain exchange seats that continue to be carried at cost. Non-marketable equity securities under the measurement alternative are carried at cost plus or minus changes resulting from observed prices for orderly transactions for the identical or a similar investment of the same issuer.
•Certain investments that would otherwise have been accounted for using the equity method are carried at fair value with changes in fair value recognized in earnings, since the Company elected to apply fair value accounting.

For investments in debt securities classified as HTM or AFS, the accrual of interest income is suspended for investments that are in default or for which it is likely that future interest payments will not be made as scheduled.
Debt securities not measured at fair value through earnings include securities held in HTM or AFS, and equity securities accounted for under the Measurement Alternative or equity method. These securities are subject to evaluation for impairment as described in Note 15 to the Consolidated Financial Statements for HTM securities and in Note 13 for AFS, Measurement Alternative and equity method investments. Realized gains and losses on sales of investments are included in earnings, primarily on a specific identification basis.
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
For U.S. consumer loans, generally one of the conditions to qualify for modification (other than for loan modifications made through the CARES Act relief provisions or banking agency guidance for pandemic-related issues) is that a minimum number of payments (typically ranging from one to three) must be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, FHA and Department of Veterans Affairs (VA) loans may only be modified under those respective agencies’ guidelines, and payments are not always required in order to re-age a modified loan to current.

Consumer Charge-Off Policies
Citi’s charge-off policies follow the general guidelines below:

•Unsecured installment loans are charged off at 120 days contractually past due.
•Unsecured revolving loans and credit card loans are charged off at 180 days contractually past due.
•Loans secured with non-real estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days contractually past due.
•Real estate-secured loans are written down to the estimated value of the property, less costs to sell, at 180 days contractually past due.
•Real estate-secured loans are charged off no later than 180 days contractually past due if a decision has been made not to foreclose on the loans.
•Unsecured loans in bankruptcy are charged off within 60 days of notification of filing by the bankruptcy court or in accordance with Citi’s charge-off policy, whichever occurs earlier.
•Real estate-secured loans in bankruptcy, other than FHA-insured loans, are written down to the estimated value of the property, less costs to sell, within 60 days of notification that the borrower has filed for bankruptcy or in accordance with Citi’s charge-off policy, whichever is earlier.

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
Impaired corporate loans and leases are written down to the extent that principal is deemed to be uncollectible. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of carrying value or collateral value. Cash-basis loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

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

Allowances for Credit Losses (ACL)
Commencing January 1, 2020, Citi adopted Accounting Standards Update (ASC) 326, Financial Instruments—Credit Losses, using the methodologies described below. For information about Citi’s accounting for loan losses prior to January 1, 2020, see “Superseded Accounting Principles” below.
The current expected credit losses (CECL) methodology is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable (R&S) forecasts that affect the collectability of the reported financial asset balances. If the asset’s life extends beyond the R&S forecast period, then historical experience is considered over the remaining life of the assets in the ACL. The resulting ACL is adjusted in each subsequent reporting period through Provisions for credit losses in the Consolidated Statement of Income to reflect changes in history, current conditions and forecasts as well as changes in asset positions and portfolios. ASC 326 defines the ACL as a valuation account that is deducted from the amortized cost of a financial asset to present the net amount that management expects to collect on the financial asset over its expected life. All financial assets carried at amortized cost are in the scope of ASC 326, while assets measured at fair value are excluded. See Note 13 to the Consolidated Financial Statements for a discussion of impairment on available-for-sale (AFS) securities.
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
Citi uses a multitude of variables in its macroeconomic forecast as part of its calculation of both the qualitative and quantitative components of the ACL, including both domestic and international variables for its global portfolios and exposures. Citi’s forecasts of the U.S. unemployment rate and U.S. Real GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of its consumer and corporate ACLs. Under the quantitative base scenario, Citi’s 4Q’20 forecasts are for U.S. unemployment to continue to improve as the U.S. moves past the peak of the health and economic crisis. The downside scenario incorporates more adverse economic conditions and subsequently higher unemployment rates and slower GDP recovery.
The following are the main factors and interpretations that Citi considers when estimating the ACL under the CECL methodology:

•The most important reasons for the 2020 change in the ACL since the adoption of CECL on January 1, 2020 are the pandemic and the resulting economic recessions, which led to higher unemployment and lower GDP forecasts than were expected at the beginning of the year; the impact of government stimulus and relief programs; and portfolio changes and lower loan balances resulting from changed customer spending patterns.

•CECL reserves are estimated over the contractual term of the financial asset, which is adjusted for expected prepayments. Expected extensions are generally not considered unless the option to extend the loan cannot be canceled unilaterally by Citi. Modifications are also not considered, unless Citi has a reasonable expectation that it will execute a troubled debt restructuring (TDR).
•Credit enhancements that are not freestanding (such as those that are included in the original terms of the contract or those executed in conjunction with the lending transaction) are considered loss mitigants for purposes of CECL reserve estimation.
•For unconditionally cancelable accounts such as credit cards, reserves are based on the expected life of the balance as of the evaluation date (assuming no further charges) and do not include any undrawn commitments that are unconditionally cancelable. Reserves are included for undrawn commitments for accounts that are not unconditionally cancelable (such as letters of credit and corporate loan commitments, HELOCs, undrawn mortgage loan commitments and financial guarantees).
•CECL models are designed to be economically sensitive. They utilize the macroeconomic forecasts provided by Citi’s economic forecasting team (EFT) that are approved by senior management. Analysis is performed and documented to determine the necessary qualitative management adjustment (QMA) to capture forward-looking macroeconomic expectations and model uncertainty.
•The portion of the forecast that reflects the EFT’s reasonable and supportable (R&S) period indicates the maximum length of time its models can produce a R&S macroeconomic forecast, after which mean reversion reflecting historical loss experience is used for the remaining life of the loan to estimate expected credit losses. For the loss forecast, businesses consume the macroeconomic forecast as determined to be appropriate and justifiable.

Citi’s ability to forecast credit losses over the reasonable and supportable (R&S) period is based on the ability to forecast economic activity over a reasonable and supportable time window.
The R&S period reflects the overall ability to have a reasonable and supportable forecast of credit loss based on economic forecasts.

•The loss models consume all or a portion of the R&S economic forecast and then revert to historical loss experience. The R&S forecast period for consumer loans is 13 quarters and, in most cases, reverts to historically based loss experience either immediately or using a straight-line approach thereafter, while the R&S period for wholesale is nine quarters with an additional straight-line reversion period of three quarters for ECL parameters.
•The ACL incorporates provisions for accrued interest on products that are not subject to a non-accrual and timely write-off policy (e.g., cards and Ready Credit, etc.).
•The reserves for TDRs are calculated using the discounted cash flow method and consider appropriate macroeconomic forecast data for the exposure type. For TDR loans that are collateral dependent, the ACL is based on the fair value of the collateral.
•Citi uses the most recent available information to inform its macroeconomic forecasts, allowing sufficient time for analysis of the results and corresponding approvals. Key variables are reviewed for significant changes through year end and changes to portfolio positions are reflected in the ACL.
•Reserves are calculated at an appropriately granular level and on a pooled basis where financial assets share risk characteristics. At a minimum, reserves are calculated at a portfolio level (product and country). Where a financial asset does not share risk characteristics with any of the pools, it is evaluated for credit losses individually.

Quantitative and Qualitative Components of the ACL
The loss likelihood and severity models use both internal and external information and are sensitive to forecasts of different macroeconomic conditions. For the quantitative component, Citi uses a single forward-looking macroeconomic forecast, complemented by the qualitative component that reflects economic uncertainty due to a different possible more adverse scenario for estimating the ACL. Estimates of these ECLs are based upon (i) Citigroup’s internal system of credit risk ratings; (ii) historical default and loss data, including comprehensive internal history and rating agency information regarding default rates and internal data on the severity of losses in the event of default; and (iii) a R&S forecast of future macroeconomic conditions. ECL is determined primarily by utilizing models for the borrowers’ PD, LGD and EAD. Adjustments may be made to this data, including (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans and the degree to which there are large obligor concentrations in the global portfolio, and (ii) adjustments made for specifically known items, such as current environmental factors and credit trends.
Any adjustments needed to the modeled expected losses in the quantitative calculations are addressed through a qualitative adjustment. The qualitative adjustment considers, among other things: the uncertainty of forward-looking scenarios based on the likelihood and severity of a possible recession; the uncertainty of economic conditions related to an alternative downside scenario; certain portfolio characteristics and concentrations; collateral coverage; model limitations; idiosyncratic events; and other relevant criteria under banking supervisory guidance for loan loss reserves. The qualitative adjustment also reflects the estimated impact of the pandemic on the economic forecasts and the impact on credit loss estimates. The total ACL is composed of the quantitative and qualitative components.

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
Citi does not establish reserves for the uncollectible accrued interest on non-revolving consumer products, such as mortgages and installment loans, which are subject to a non-accrual and timely write-off policy. As such, only the principal balance is subject to the CECL reserve methodology and interest does not attract a further reserve. FAS 91-deferred origination costs and fees related to new account originations are amortized within a 12-month period, and an ACL is provided for components in the scope of the ASC.
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

Corporate Loans and HTM Securities
Citi records allowances for credit losses on all financial assets carried at amortized cost that are in the scope of CECL, including corporate loans classified as HFI and HTM debt securities. Discounting techniques are applied for corporate loans classified as HFI and HTM securities and non-accrual/TDR loan exposures. All cash flows are fully discounted to the reporting date. The ACL includes Citi’s estimate of all credit losses expected to be incurred over the estimated full contractual life of the financial asset. The contractual life of the financial asset does not include expected extensions, renewals or modifications, except for instances where the Company reasonably expects to extend the tenor of the financial asset pursuant to a future TDR Where Citi has an unconditional option to extend the contractual term, Citi does not consider the potential extension in determining the contractual term; however, where the borrower has the sole right to exercise the extension option without Citi’s approval, Citi does consider the potential extension in determining the contractual term. The decrease in credit losses under CECL at the date of adoption on January 1, 2020, compared with the prior incurred loss methodology, is largely due to more precise contractual maturities that result in shorter remaining tenors, the incorporation of recoveries and use of more specific historical loss data based on an increase in portfolio segmentation across industries and geographies.
The Company primarily bases its ACL on models that assess the likelihood and severity of credit events and their impact on cash flows under R&S forecasted economic scenarios. Allowances consider the probability of the borrower’s default, the loss the Company would incur upon default and the borrower’s exposure at default. Such models discount the present value of all future cash flows, using the asset’s effective interest rate (EIR). Citi applies a more simplified approach based on historical loss rates to certain exposures recorded in Other assets and certain loan exposures in the private bank.
The Company considers the risk of nonpayment to be zero for U.S. Treasuries and U.S. government-sponsored agency guaranteed mortgage-backed securities (MBS) and, as such, Citi does not have an ACL for these securities. For all other HTM debt securities, ECLs are estimated using PD models and discounting techniques, which incorporate assumptions regarding the likelihood and severity of credit losses. For structured securities, specific models use relevant assumptions for the underlying collateral type. A discounting approach is applied to HTM direct obligations of a single issuer, similar to that used for corporate HFI loans.

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

Reasonably Expected TDRs
For corporate loans, the reasonable expectation of TDR concept requires that the contractual life over which ECLs are estimated be extended when a TDR that results in a tenor extension is reasonably expected. Reasonably expected TDRs are included in the life of the asset. A discounting technique or collateral-dependent practical expedient is used for non-accrual and TDR loan exposures that do not share risk characteristics with other loans and are individually assessed. Loans modified in accordance with the CARES Act and bank regulatory guidance are not classified as TDRs.

Purchased Credit Deteriorated (PCD) Assets
ASC 326 requires entities that have acquired financial assets (such as loans and HTM securities) with an intent to hold, to evaluate whether those assets have experienced a more-than-insignificant deterioration in credit quality since origination. These assets are subject to specialized accounting at initial recognition under CECL. Subsequent measurement of PCD assets will remain consistent with other purchased or originated assets, i.e., non-PCD assets. CECL introduces the notion of PCD assets, which replaces purchased credit impaired (PCI) accounting under prior U.S. GAAP.
CECL requires the estimation of credit losses to be performed on a pool basis unless a PCD asset does not share characteristics with any pool. If certain PCD assets do not meet the conditions for aggregation, those PCD assets should be accounted for separately. This determination must be made at the date the PCD asset is purchased. In estimating ECLs from day 2 onward, pools can potentially be reassembled based upon similar risk characteristics. When PCD assets are pooled, Citi determines the amount of the initial ACL at the pool level. The amount of the initial ACL for a PCD asset represents the portion of the total discount at acquisition that relates to credit and is recognized as a “gross-up” of the purchase price to arrive at the PCD asset’s (or pool’s) amortized cost. Any difference between the unpaid principal balance and the amortized cost is considered to be related to non-credit factors and results in a discount or premium, which is amortized to interest income over the life of the individual asset (or pool). Direct expenses incurred related to the acquisition of PCD assets and other assets and liabilities in a business combination are expensed as incurred. Subsequent accounting for acquired PCD assets is the same as the accounting for originated assets; changes in the allowance are recorded in Provisions for credit losses.

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

Reserve Estimates and Policies
Management provides reserves for an estimate of lifetime ECLs in the funded loan portfolio on the Consolidated Balance Sheet in the form of an ACL. These reserves are established in accordance with Citigroup’s credit reserve policies, as approved by the Audit Committee of the Citigroup Board of Directors. Citi’s Chief Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with risk management and finance representatives for each applicable business area. Applicable business areas include those having classifiably managed portfolios, where internal credit risk ratings are assigned (primarily ICG) and delinquency managed portfolios (primarily GCB) or modified consumer loans, where concessions were granted due to the borrowers’ financial difficulties. The aforementioned representatives for these business areas present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data discussed below:

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
In addition, risk management and finance representatives who cover business areas with delinquency-managed portfolios containing smaller-balance homogeneous loans present their recommended reserve balances based on leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends, including current and future housing prices, unemployment, length of time in foreclosure, costs to sell and GDP. This methodology is applied separately for each product within each geographic region in which these portfolios exist. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, size and diversity of individual large credits and ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any period and could result in a change in the allowance.

Allowance for Unfunded Lending Commitments
Credit loss reserves are recognized on all off-balance sheet commitments that are not unconditionally cancelable. Corporate loan EAD models include an incremental usage factor (or credit conversion factor) to estimate ECLs on amounts undrawn at the reporting date. Off-balance sheet commitments include unfunded exposures, revolving facilities, securities underwriting commitments, letters of credit, HELOCs and financial guarantees, which excludes performance guarantees. This reserve is classified on the Consolidated Balance Sheet in Other liabilities. Changes to the allowance for unfunded lending commitments are recorded in Provision for credit losses on unfunded lending commitments.

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
Under ASC Topic 350, Intangibles—Goodwill and Other and upon the adoption of ASU No. 2017-04 on January 1, 2020, the Company has an option to assess qualitative factors to determine if it is necessary to perform the goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company must perform the quantitative test.
The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any reporting period and proceed directly to the quantitative test.
The quantitative test requires a comparison of the fair value of the individual reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not impaired and no further analysis is necessary. If the carrying value of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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

Other Assets and Other Liabilities
Other assets include, among other items, loans HFS, deferred tax assets, equity method investments, interest and fees receivable, lease right-of-use assets, premises and equipment (including purchased and developed software), repossessed assets and other receivables. Other liabilities include, among other items, accrued expenses and other payables, lease liabilities, deferred tax liabilities and reserves for legal claims, taxes, unfunded lending commitments, repositioning reserves and other payables.

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

Debt
Short-term borrowings and Long-term debt are accounted for at amortized cost, except where the Company has elected to report the debt instruments, including certain structured notes, at fair value, or the debt is in a fair value hedging relationship.

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

ACCOUNTING CHANGES

Accounting for Financial Instruments—Credit Losses

Overview
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduced a new credit loss methodology, the current expected credit losses (CECL) methodology, which requires earlier recognition of credit losses while also providing additional disclosure about credit risk. Citi adopted the ASU as of January 1, 2020, which, as discussed below, resulted in an increase in Citi’s Allowance for credit losses and a decrease to opening Retained earnings, net of deferred income taxes, at January 1, 2020.
The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities, receivables and other financial assets measured at amortized cost at the time the financial asset is originated or acquired. The ACL is adjusted each period for changes in expected lifetime credit losses. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple existing impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset, the methodology generally results in the earlier recognition of the provision for credit losses and the related ACL than prior U.S. GAAP. For available-for-sale debt securities where fair value is less than cost that Citi intends to hold or more-likely-than-not will not be required to sell, credit-related impairment, if any, is recognized through an ACL and adjusted each period for changes in credit risk.

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

Accounting for Variable Post-Charge-Off Third-Party Collection Costs
During the second quarter of 2020 Citi changed its accounting for variable post-charge-off third-party collection costs, whereby these costs were accounted for as an increase in expenses as incurred rather than a reduction in expected credit recoveries. Citi concluded that such a change in the method of accounting is preferable in Citi’s circumstances as it better reflects the nature of these collection costs. That is, these costs do not represent reduced payments from borrowers and are similar to Citi’s other executory third-party vendor contracts that are accounted for as operating expenses as incurred. As a result of this change, Citi had a consumer ACL release of $426 million in the second quarter of 2020 for its U.S. cards portfolios and $122 million in the third quarter of 2020 for its international portfolios.
In the fourth quarter of 2020, Citi revised the second quarter of 2020 accounting conclusion from a “change in accounting estimate effected by a change in accounting principle” to a “change in accounting principle,” which requires an adjustment to opening retained earnings rather than net income, with retrospective application to the earliest period presented. Citi considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections; ASC Topic 270, Interim Reporting; ASC Topic 250-S99-1, Assessing Materiality; and ASC Topic 250-S99-23, Accounting Changes Not Retroactively Applied Due to Immateriality, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Citi believes that the effects of the revisions were not material to any previously reported quarterly or annual period. As a result, Citi’s full-year and quarterly results have been revised to reflect this change as if it were effective as of January 1, 2020 (impacts to 2018 and 2019 were de minimis). Accordingly, Citi recorded an increase to its beginning retained earnings on January 1, 2020 of $330 million and a decrease of $443 million to its ACL. Further, Citi recorded a decrease of $18 million to its provisions for credit losses on loans in the first quarter of 2020 and an increase of $339 million and $122 million to its provisions for credit losses on loans in the second and third quarters of 2020, respectively. In addition, Citi`s operating expenses increased by $49 million and $45 million, with a corresponding decrease in net credit losses, in the first and second quarters of 2020, respectively. As a result of these changes, Citi’s net income for the year ended December 31, 2020 was $330 million lower, or $0.16 per share lower, than under the previous presentation as a change in accounting estimate.

Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under U.S. GAAP. It further allows hedge accounting to be maintained and permits a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The ASU was adopted by Citi as of June 30, 2020 with prospective application and did not impact financial results in 2020.
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that the scope of the initial accounting relief issued by the FASB in March 2020 includes derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (commonly referred to as the "discounting transition"). The amendments do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The ASU was adopted by Citi on a full retrospective basis upon issuance and did not impact financial results in 2020.

Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases the transparency and comparability of accounting for lease transactions. The ASU requires lessees to recognize liabilities for operating leases and corresponding right-of-use (ROU) assets on the balance sheet. The ASU also requires quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessee accounting for finance leases, as well as lessor accounting, is largely unchanged.
Effective January 1, 2019, Citi prospectively adopted the provisions of the ASU. At adoption, Citi recognized a lease liability and a corresponding ROU asset of approximately $4.4 billion on the Consolidated Balance Sheet related to its future lease payments as a lessee under operating leases. In addition, Citi recorded a $151 million increase in Retained earnings for the cumulative effect of recognizing previously deferred gains on sale/leaseback transactions. Adoption of the ASU did not have a material impact on the Consolidated Statement of Income. See Notes 14 and 26 for additional details.
Citi has elected not to separate lease and non-lease components in its lease contracts and accounts for them as a single lease component. Citi has also elected not to record an ROU asset for short-term leases that have a term of 12 months or less and do not contain purchase options that Citi is reasonably certain to exercise. The cost of short-term leases is recognized in the Consolidated Statement of Income on a straight-line basis over the lease term. In addition, Citi applies the portfolio approach to account for certain equipment leases with nearly identical contractual terms.

Lessee accounting
Operating lease ROU assets and lease liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet. Finance lease assets and liabilities are included in Other assets and Long-term debt, respectively, on the Consolidated Balance Sheet. Citi uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU asset is initially measured at the amount of the lease liability plus any prepaid rent and remaining initial direct costs, less any remaining lease incentives and accrued rent. The ROU asset is subject to impairment, during the lease term, in a manner consistent with the impairment of long-lived assets. The lease terms include periods covered by options to extend or terminate the lease depending on whether Citi is reasonably certain to exercise such options.

Lessor accounting
Lessor accounting is largely unchanged under the ASU. Citi acts as a lessor for power, railcar, shipping and aircraft assets, where Citi has executed operating, direct financing and leveraged leasing arrangements. In a direct financing or a leveraged lease, Citi derecognizes the leased asset and records a lease financing receivable at lease commencement in Loans. Upon lease termination, Citi may obtain control of the asset, which is then recorded in Other assets on the Consolidated Balance Sheet and any remaining receivable for the asset’s residual value is derecognized. Under the ASU, leveraged lease accounting is grandfathered and may continue to be applied until the leveraged lease is terminated or modified. Upon modification, the lease must be classified as an operating, direct finance or sales-type lease in accordance with the ASU.

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
While the guidance replaces most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, does not impact a majority of Citi’s revenues, including net interest income, loan fees, gains on sales and mark-to-market accounting.
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
The new revenue recognition standard further clarified the guidance related to reporting revenue gross as principal versus net as an agent. In many cases, Citi outsources a component of its performance obligations to third parties. Citi has determined that it acts as principal in the majority of these transactions and therefore presents the amounts paid to these third parties gross within operating expenses.
The Company has retrospectively adopted this standard as of January 1, 2018 and as a result was required to report amounts paid to third parties where Citi is principal to the contract within Operating expenses. The adoption resulted in an increase in both revenue and expenses of approximately $1 billion for each of the years ended December 31, 2020 and 2018 with similar amounts for prior years. Prior to adoption, these expense amounts were reported as contra revenue primarily within Commissions and fees and Administration and other fiduciary fees revenues. Accordingly, prior periods have been reclassified to conform to the new presentation.
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

Hedging
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU requires the change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item and also requires expanded disclosures. Citi adopted this standard on January 1, 2018 and transferred approximately $4 billion of prepayable mortgage-backed securities and municipal bonds from held-to-maturity (HTM) into available-for-sale (AFS) securities classification as permitted as a one-time transfer upon adoption of the standard, as these assets were deemed to be eligible to be hedged under the last-of-layer hedge strategy. The impact to opening Retained earnings was immaterial. See Note 19 to the Consolidated Financial Statements for more information.

FUTURE ACCOUNTING CHANGES

Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the existing recognition, measurement, presentation and disclosures for long-duration contracts issued by an insurance entity. Specifically, the guidance (i) improves the timeliness of recognizing changes in the liability for future policy benefits and prescribes the rate used to discount future cash flows for long-duration insurance contracts, (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (iii) simplifies the amortization of deferred acquisition costs and (iv) introduces additional quantitative and qualitative disclosures. Citi has certain insurance subsidiaries, primarily in the U.S. and Mexico, that issue long-duration insurance contracts that will be impacted by the requirements of ASU 2018-12.
The effective date of ASU No. 2018-12 was deferred for all insurance entities by ASU No. 2019-09, Finance Services—Insurance: Effective Date (issued in October 2019) and by ASU No. 2020-11, Financial Services—Insurance: Effective Date and Early Application (issued November 2020). Citi plans to adopt the targeted improvements in ASU 2018-12 on January 1, 2023 and is currently evaluating the impact of the standard on its insurance subsidiaries. Citi does not expect a material impact to its results of operations as a result of adopting the standard.

SUPERSEDED ACCOUNTING PRINCIPLES

Accounting for Credit Losses
Prior to January 1, 2020, Citi applied the incurred loss method for the allowance for credit losses on loans and the other-than-temporary impairment (OTTI) method for HTM securities as follows.

Allowance for Credit Losses
The allowance for credit losses on loans represents management’s best estimate of probable credit losses inherent in the portfolio, including probable losses related to large individually evaluated impaired loans and troubled debt restructurings. Additions to the allowance are made through the Provision for credit losses on loans. Loan losses are deducted from the allowance and subsequent recoveries are added. Assets received in exchange for loan claims in a restructuring are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off in the provision.

Evaluating HTM Debt Securities for Other-Than-Temporary Impairment (OTTI)
The Company conducts periodic reviews of all HTM debt securities with unrealized losses to evaluate whether the impairment is other-than-temporary.
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

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Summary of Discontinued Operations
The Company’s results from Discontinued operations consisted of residual activities related to the sales of the Egg Banking plc credit card business in 2011 and the German retail banking business in 2008. All Discontinued operations results are recorded within Corporate/Other.
The following table summarizes financial information for all Discontinued operations:

In millions of dollars	2020	2019	2018
Total revenues, net of interest expense	$—	$—	$—
Loss from discontinued operations	$(20)	$(31)	$(26)
Benefit for income taxes	—	(27)	(18)
Loss from discontinued operations, net of taxes	$(20)	$(4)	$(8)

Cash flows from Discontinued operations were not material for all periods presented.

Significant Disposals
There were no significant disposals during 2020 and 2019. The transaction described below was identified as a significant disposal in 2018.

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
Income before taxes for the divested business, excluding the pretax gain on sale, was as follows:

In millions of dollars	2020	2019	2018
Income before taxes	$—	$—	$123

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the following business segments: Global Consumer Banking (GCB) and Institutional Clients Group (ICG). In addition, Corporate/Other includes activities not assigned to a specific business segment, as well as certain North America legacy loan portfolios, discontinued operations and other legacy assets.
The business segments are determined based on products and services provided or type of customers served, of which those identified as non-core are recorded in Corporate/Other and are reflective of how management allocates resources and measures financial performance to make business decisions.
GCB includes a global, full-service consumer franchise delivering a wide array of banking, credit card, lending and investment services through a network of local branches, offices and electronic delivery systems and consists of three GCB businesses: North America, Latin America and Asia (including consumer banking activities in certain EMEA countries).
ICG consists of Banking and Markets and securities services and provides corporate, institutional, public sector and high-net-worth clients in 96 countries and jurisdictions with a broad range of banking and financial products and services.
Corporate/Other includes certain unallocated costs of global functions, other corporate expenses and net treasury results, offsets to certain line-item reclassifications and eliminations, the results of certain North America legacy loan portfolios, discontinued operations and unallocated taxes.
The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.
The following table presents certain information regarding the Company’s continuing operations by reportable segment:

	Revenues, net of interest expense(1)			Provision (benefits) for income taxes			Income (loss) from continuing operations(2)			Identifiable assets
In millions of dollars, except identifiable assets in billions	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019
Global Consumer Banking	$29,991	$32,971	$32,339	$212	$1,746	$1,689	$874	$5,702	$5,309	$434	$407
Institutional Clients Group	44,253	39,301	38,325	3,373	3,570	3,756	11,798	12,944	12,574	1,730	1,447
Corporate/Other	54	2,014	2,190	(1,060)	(886)	(88)	(1,565)	825	205	96	97
Total	$74,298	$74,286	$72,854	$2,525	$4,430	$5,357	$11,107	$19,471	$18,088	$2,260	$1,951
(1)     Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $36.3 billion, $33.9 billion and $33.4 billion; in EMEA of $12.8 billion, $12.0 billion and $11.8 billion; in Latin America of $9.2 billion, $10.4 billion and $10.3 billion; and in Asia of $15.9 billion, $16.0 billion and $15.3 billion in 2020, 2019 and 2018, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.
(2)     Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $11.7 billion, $7.9 billion and $7.6 billion; in the ICG results of $5.6 billion, $0.6 billion and $0.2 billion; and in the Corporate/Other results of $0.2 billion, $(0.1) billion and $(0.2) billion in 2020, 2019 and 2018, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

In millions of dollars	2020	2019	2018
Interest revenue
Loan interest, including fees	$40,185	$47,751	$45,682
Deposits with banks	928	2,682	2,203
Securities borrowed and purchased under agreements to resell	2,283	6,872	5,492
Investments, including dividends	7,989	9,860	9,494
Trading account assets(1)	6,125	7,672	6,284
Other interest-bearing assets	579	1,673	1,673
Total interest revenue	$58,089	$76,510	$70,828
Interest expense
Deposits(2)	$6,537	$12,633	$9,616
Securities loaned and sold under agreements to repurchase	2,077	6,263	4,889
Trading account liabilities(1)	628	1,308	1,001
Short-term borrowings and other interest-bearing liabilities	630	2,465	2,209
Long-term debt	4,669	6,494	6,551
Total interest expense	$14,541	$29,163	$24,266
Net interest revenue	$43,548	$47,347	$46,562
Provision for credit losses on loans	15,922	8,218	7,354
Net interest revenue after provision for credit losses on loans	$27,626	$39,129	$39,208
(1)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(2)Includes deposit insurance fees and charges of $1,203 million, $781 million and $1,182 million for 2020, 2019 and 2018, respectively.

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
Brokerage commissions primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sales of mutual funds and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Brokerage commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally on the trade execution date. Gains or losses, if any, on these transactions are included in Principal transactions (see Note 6 to the Consolidated Financial Statements). Sales of certain investment products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the product is not recognized until the variable consideration becomes fixed. The Company recognized $495 million, $485 million and $521 million of revenue related to such variable consideration for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.

Credit card and bank card income is primarily composed of interchange fees, which are earned by card issuers based on purchase sales, and certain card fees, including annual fees. Costs related to customer reward programs and certain payments to partners (primarily based on program sales, profitability and customer acquisitions) are recorded as a reduction of credit card and bank card income. Citi’s credit card programs have certain partner sharing agreements that vary by partner. These partner sharing agreements are subject to contractually based performance thresholds that if met, would require Citi to make ongoing payments to the partner. The threshold is based on the profitability of a program and is generally calculated based on predefined program revenues less predefined program expenses. In most of Citi’s partner sharing agreements, program expenses include net credit losses and, to the extent that the increase in net credit losses reduces Citi’s liability for the partners’ share for a given program year, it would generally result in lower payments to partners in total for that year and vice versa. Further, in some instances, other partner payments are based on program sales and new account acquisitions.Interchange revenues are recognized as earned on a daily basis when Citi’s performance obligation to transmit funds to the payment networks has been satisfied. Annual card fees, net of origination costs, are deferred and amortized on a straight-line basis over a 12-month period. Costs related to card reward programs are recognized when the rewards are earned by the cardholders. Payments to partners are recognized when incurred.
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
Insurance distribution revenue consists of commissions earned from third-party insurance companies for marketing and selling insurance policies on behalf of such entities. Such commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally when the insurance policy is sold to the policyholder. Sales of certain insurance products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the policy is not recognized until the variable consideration becomes determinable. The Company recognized $290 million, $322 million and $386 million of revenue related to such variable consideration for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
Insurance premiums consist of premium income from insurance policies that Citi has underwritten and sold to policyholders.

The following table presents Commissions and fees revenue:

	2020				2019				2018
In millions of dollars	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total
Investment banking	$4,483	$—	$—	$4,483	$3,767	$—	$—	$3,767	$3,568	$—	$—	$3,568
Brokerage commissions	1,986	974	—	2,960	1,771	841	—	2,612	1,977	815	—	2,792
Credit card and bank card income
Interchange fees	703	7,301	—	8,004	1,222	8,621	—	9,843	1,077	8,112	11	9,200
Card-related loan fees	23	626	—	649	60	718	—	778	63	627	12	702
Card rewards and partner payments	(380)	(8,293)	—	(8,673)	(691)	(8,883)	—	(9,574)	(504)	(8,253)	(12)	(8,769)
Deposit-related fees(1)	958	376	—	1,334	1,048	470	—	1,518	1,031	572	1	1,604
Transactional service fees	886	88	—	974	824	123	—	947	733	83	4	820
Corporate finance(2)	457	—	—	457	616	—	—	616	734	—	—	734
Insurance distribution revenue	11	492	—	503	12	524	—	536	14	565	11	590
Insurance premiums	—	125	—	125	—	186	—	186	—	119	—	119
Loan servicing	82	30	25	137	78	55	21	154	100	91	37	228
Other	118	310	4	432	99	261	3	363	116	139	14	269
Total commissions and fees(3)	$9,327	$2,029	$29	$11,385	$8,806	$2,916	$24	$11,746	$8,909	$2,870	$78	$11,857

(1)Includes overdraft fees of $100 million, $127 million and $128 million for the years ended December 31, 2020, 2019 and 2018, respectively. Overdraft fees are accounted for under ASC 310.
(2)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(3)Commissions and fees includes $(7,160) million, $(7,695) million and $(6,853) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the years ended December 31, 2020, 2019 and 2018, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

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
Fiduciary fees consist of trust services and investment management services. As an escrow agent, Citi receives, safe-keeps, services and manages clients’ escrowed assets, such as cash, securities, property (including intellectual property), contracts or other collateral. Citi performs its escrow agent duties by safekeeping the funds during the specified time period agreed upon by all parties and therefore earns its revenue evenly during the contract duration.
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
The following table presents Administration and other fiduciary fees revenue:

	2020				2019				2018
In millions of dollars	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total
Custody fees	$1,590	$29	$38	$1,657	$1,453	$16	$73	$1,542	$1,497	$133	$65	$1,695
Fiduciary fees	668	602	4	1,274	647	621	28	1,296	645	597	43	1,285
Guarantee fees	529	7	5	541	558	8	7	573	584	9	7	600
Total administration and other fiduciary fees(1)	$2,787	$638	$47	$3,472	$2,658	$645	$108	$3,411	$2,726	$739	$115	$3,580
(1)    Administration and other fiduciary fees includes $541 million, $573 million and $600 million for the years ended December 31, 2020, 2019 and 2018, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These amounts include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

In millions of dollars	2020	2019	2018
Interest rate risks(1)	$5,561	$3,831	$2,889
Foreign exchange risks(2)	4,158	3,850	3,772
Equity risks(3)	1,343	808	1,221
Commodity and other risks(4)	1,133	546	668
Credit products and risks(5)	1,690	(143)	355
Total	$13,885	$8,892	$8,905
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
Discretionary annual incentive awards are generally awarded in the first quarter of the year based on the previous year’s performance. Awards valued at less than U.S. $100,000 (or the local currency equivalent) are generally paid entirely in the form of an immediate cash bonus. Pursuant to Citigroup policy and/or regulatory requirements, certain employees are subject to mandatory deferrals of incentive pay and generally receive 25%–60% of their awards in a combination of restricted or deferred stock, deferred cash stock units or deferred cash. Discretionary annual incentive awards to many employees in the EU are subject to deferral requirements regardless of the total award value, with at least 50% of the immediate incentive delivered in the form of a stock payment award subject to a restriction on sale or transfer (generally, for 12 months).
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

Outstanding (Unvested) Stock Awards
A summary of the status of unvested stock awards granted as discretionary annual incentive or sign-on and long-term retention awards is presented below:

Unvested stock awards	Shares	Weighted- average grant date fair value per share
Unvested at December 31, 2019	30,194,715	$61.30
Granted(1)	12,361,412	76.68
Canceled	(606,918)	69.22
Vested(2)	(13,722,917)	58.45
Unvested at December 31, 2020	28,226,292	$69.25

(1)The weighted-average fair value of the shares granted during 2019 and 2018 was $61.78 and $73.87, respectively.
(2)The weighted-average fair value of the shares vesting during 2020 was approximately $79.68 per share.

Total unrecognized compensation cost related to unvested stock awards was $580 million at December 31, 2020. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Units
Certain executive officers were awarded a target number of performance share units (PSUs) every February from 2017 to 2020, for performance in the year prior to the award date.
The PSUs granted each February from 2017 to 2020 were earned over the preceding three-year performance period, based half on return on tangible common equity performance in the last year of the three-year performance period and the remaining half on cumulative earnings per share over the three-year performance period.
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

Valuation assumptions	2020	2019	2018
Expected volatility	22.26%	25.33%	24.93%
Expected dividend yield	2.82	2.67	1.75

A summary of the performance share unit activity for 2020 is presented below:

Performance share units	Units	Weighted- average grant date fair value per unit
Outstanding, beginning of year	1,492,000	$71.69
Granted(1)	440,349	78.06
Canceled	—	—
Payments	(598,546)	59.22
Outstanding, end of year	1,333,803	$79.39

(1)     Grant activity for 2020 includes additional units earned on the 2017 grant. The weighted-average grant price for the 2020 grant alone was $83.45. The weighted-average grant date fair value per unit awarded in 2019 and 2018 was $72.83 and $83.24, respectively.

PSUs granted in 2017 were equitably adjusted after the enactment of Tax Reform, as required under the terms of those awards. The adjustments were intended to reproduce the expected value of the awards immediately prior to the passage of Tax Reform.

Stock Option Programs
All outstanding stock options are fully vested, with the related expense recognized as a charge to income in prior periods.

The following table presents information with respect to stock option activity under Citigroup’s stock option programs:

	2020			2019			2018
	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share
Outstanding, beginning of year	166,650	$47.42	$32.47	762,225	$101.84	$—	1,138,813	$161.96	$—
Canceled	—	—	—	(11,365)	40.80	—	—	—	—
Expired	—	—	—	(449,916)	142.30	—	(376,588)	283.63	—
Exercised	—	—	—	(134,294)	39.00	23.50	—	—	—
Outstanding, end of year	166,650	$47.42	$14.24	166,650	$47.42	$32.47	762,225	$101.84	$—
Exercisable, end of year	166,650			166,650			762,225

The following table summarizes information about stock options outstanding under Citigroup’s stock option programs at December 31, 2020:

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Weighted-average contractual life remaining	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$41.54–$60.00	166,650	0.4 years	$47.42	166,650	$47.42
Total at December 31, 2020	166,650	0.4 years	$47.42	166,650	$47.42

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
At December 31, 2020, approximately 34.0 million shares of Citigroup common stock were authorized and available for grant under Citigroup’s 2019 Stock Incentive Plan, the only plan from which equity awards are currently granted.
The 2019 Stock Incentive Plan and predecessor plans permit the use of treasury stock or newly issued shares in connection with awards granted under the plans. Treasury shares were used to settle vestings from 2017 to 2020, and for the first quarter of 2021, except where local laws favor newly issued shares. The use of treasury stock or newly issued shares to settle stock awards does not affect the compensation expense recorded in the Consolidated Statement of Income for equity awards.

Incentive Compensation Cost
The following table shows components of compensation expense, relating to certain of the incentive compensation programs described above:

In millions of dollars	2020	2019	2018
Charges for estimated awards to retirement-eligible colleagues	$748	$683	$669
Amortization of deferred cash awards, deferred cash stock units and performance stock units	201	355	202
Immediately vested stock award expense(1)	95	82	75
Amortization of restricted and deferred stock awards(2)	420	404	435
Other variable incentive compensation	627	666	640
Total	$2,091	$2,190	$2,021
(1)    Represents expense for immediately vested stock awards that generally were stock payments in lieu of cash compensation. The expense is generally accrued as cash incentive compensation in the year prior to grant.
(2)    All periods include amortization expense for all unvested awards to non-retirement-eligible colleagues.

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
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are measured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement plan obligations as of December 31, 2020. All other plans (All Other Plans) are measured annually with a December 31 measurement date.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Benefits earned during the year	$—	$1	$1	$147	$146	$146	$—	$—	$—	$7	$8	$9
Interest cost on benefit obligation	378	469	514	246	287	292	17	24	26	93	104	102
Expected return on assets	(824)	(821)	(844)	(245)	(281)	(291)	(17)	(18)	(14)	(77)	(84)	(88)
Amortization of unrecognized:
Prior service cost (benefit)	2	2	2	5	(4)	(4)	(2)	—	—	(9)	(10)	(10)
Net actuarial loss	233	200	165	70	61	53	—	—	(1)	20	23	29
Curtailment loss (gain)(1)	—	1	1	(8)	(6)	(1)	—	—	—	—	—	—
Settlement (gain) loss(1)	—	—	—	(1)	6	7	—	—	—	—	—	—
Total net (benefit) expense	$(211)	$(148)	$(161)	$214	$209	$202	$(2)	$6	$11	$34	$41	$42
(1)Curtailment and settlement relate to repositioning and divestiture actions.

Contributions
The Company’s funding practice for U.S. and non-U.S. pension and postretirement plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions for 2020 or 2019.
The following table summarizes the Company’s actual contributions for the years ended December 31, 2020 and 2019, as well as expected Company contributions for 2021. Expected contributions are subject to change, since contribution decisions are affected by various factors, such as market performance, tax considerations and regulatory requirements.

	Pension plans(1)						Postretirement benefit plans(1)
	U.S. plans(2)			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Contributions made by the Company	$—	$—	$425	$97	$115	$111	$—	$—	$—	$3	$4	$221
Benefits paid directly by (reimbursements to) the Company	57	56	56	58	43	39	6	(15)	4	5	5	4

(1)    Amounts reported for 2021 are expected amounts.
(2)     The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s Significant Plans:

	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2020	2019	2020	2019	2020	2019	2020	2019
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$13,453	$12,655	$8,105	$7,149	$692	$662	$1,384	$1,159
Benefits earned during the year	—	1	147	146	—	—	7	8
Interest cost on benefit obligation	378	469	246	287	17	24	93	104
Plan amendments(1)	—	—	(4)	7	(104)	—	—	—
Actuarial loss (gain)(2)	950	1,263	518	861	(18)	46	30	140
Benefits paid, net of participants’ contributions and government subsidy(3)	(966)	(936)	(298)	(304)	(28)	(40)	(64)	(72)
Settlement gain(4)	—	—	(110)	(84)	—	—	—	—
Curtailment loss (gain)(4)	—	1	(14)	(4)	—	—	—	—
Foreign exchange impact and other	—	—	39	47	—	—	(60)	45
Projected benefit obligation at year end	$13,815	$13,453	$8,629	$8,105	$559	$692	$1,390	$1,384
Change in plan assets
Plan assets at fair value at beginning of year	$12,717	$11,490	$7,556	$6,699	$345	$345	$1,127	$1,036
Actual return on assets(2)	1,502	1,682	584	781	29	36	129	138
Company contributions (reimbursements)	56	481	158	150	(15)	4	9	225
Benefits paid, net of participants’ contributions and government subsidy(3)	(966)	(936)	(298)	(304)	(28)	(40)	(64)	(72)
Settlement gain(4)	—	—	(110)	(84)	—	—	—	—
Foreign exchange impact and other	—	—	(59)	314	—	—	(55)	(200)
Plan assets at fair value at year end	$13,309	$12,717	$7,831	$7,556	$331	$345	$1,146	$1,127
Funded status of the plans
Qualified plans(5)	$230	$(23)	$(798)	$(549)	$(228)	$(347)	$(244)	$(257)
Nonqualified plans(6)	(736)	(713)	—	—	—	—	—	—
Funded status of the plans at year end	$(506)	$(736)	$(798)	$(549)	$(228)	$(347)	$(244)	$(257)
Net amount recognized
Qualified plans
Benefit asset	$230	$—	$741	$808	$—	$—	$25	$57
Benefit liability	—	(23)	(1,539)	(1,357)	(228)	(347)	(269)	(314)
Qualified plans	$230	$(23)	$(798)	$(549)	$(228)	$(347)	$(244)	$(257)
Nonqualified plans	(736)	(713)	—	—	—	—	—	—
Net amount recognized on the balance sheet	$(506)	$(736)	$(798)	$(549)	$(228)	$(347)	$(244)	$(257)
Amounts recognized in AOCI
Net transition obligation	$—	$—	$—	$—	$—	$—	$—	$—
Prior service (cost) benefit	(10)	(12)	12	1	101	—	63	76
Net actuarial (loss) gain	(7,132)	(7,092)	(1,863)	(1,735)	56	24	(348)	(416)
Net amount recognized in equity (pretax)	$(7,142)	$(7,104)	$(1,851)	$(1,734)	$157	$24	$(285)	$(340)
Accumulated benefit obligation at year end	$13,812	$13,447	$8,116	$7,618	$559	$692	$1,390	$1,384

(1)U.S. postretirement benefit plan was amended in 2020 to move grandfathered Medicare-eligible retirees to the Medicare individual marketplace.
(2)During 2020 and 2019, the actuarial loss is primarily due to the decline in global discount rates offset by actual return on assets due to favorable asset returns.
(3)U.S. postretirement benefit plans were net of Employer Group Waiver Plan subsidy of $40 million and $22 million in 2020 and 2019, respectively.
(4)Curtailment and settlement (gains) losses relate to repositioning and divestiture activities.
(5)The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of January 1, 2021 and no minimum required funding is expected for 2021.
(6)The nonqualified plans of the Company are unfunded.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	2020	2019	2018
Beginning of year balance, net of tax(1)(2)	$(6,809)	$(6,257)	$(6,183)
Actuarial assumptions changes and plan experience	(1,464)	(2,300)	1,288
Net asset gain (loss) due to difference between actual and expected returns	1,076	1,427	(1,732)
Net amortization	318	274	214
Prior service credit (cost)	108	(7)	(7)
Curtailment/settlement gain(3)	(8)	1	7
Foreign exchange impact and other	(108)	(66)	136
Change in deferred taxes, net	23	119	20
Change, net of tax	$(55)	$(552)	$(74)
End of year balance, net of tax(1)(2)	$(6,864)	$(6,809)	$(6,257)
(1)See Note 19 to the Consolidated Financial Statements for further discussion of net AOCI balance.
(2)Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.
(3)Curtailment and settlement relate to repositioning and divestiture activities.

At December 31, 2020 and 2019, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO) and the aggregate fair value of plan assets are presented for all defined benefit pension plans with a PBO in excess of plan assets and for all defined benefit pension plans with an ABO in excess of plan assets as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets
	U.S. plans(1)		Non-U.S. plans		U.S. plans(1)		Non-U.S. plans
In millions of dollars	2020	2019	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$736	$13,453	$4,849	$4,445	$736	$13,453	$4,723	$2,748
Accumulated benefit obligation	734	13,447	4,400	4,041	734	13,447	4,329	2,435
Fair value of plan assets	—	12,717	3,310	3,089	—	12,717	3,212	1,429
(1)As of December 31, 2020, only the nonqualified plans’ PBO and ABO exceeded plan assets; As of December 31, 2019, both the qualified and nonqualified plans’ PBO and ABO exceeded plan assets.
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

Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2020	2019
Discount rate
U.S. plans
Qualified pension	2.45%	3.25%
Nonqualified pension	2.35	3.25
Postretirement	2.20	3.15
Non-U.S. pension plans
Range(1)	-0.25 to 11.15	-0.10 to 11.30
Weighted average	3.14	3.65
Non-U.S. postretirement plans
Range	0.80 to 8.55	0.90 to 9.10
Weighted average	7.42	7.76
Future compensation increase rate(2)
Non-U.S. pension plans
Range	1.20 to 11.25	1.50 to 11.50
Weighted average	3.10	3.17
Expected return on assets
U.S. plans
Qualified pension	5.80	6.70
Postretirement(3)	5.80/1.50	6.70/3.00
Non-U.S. pension plans
Range	0.00 to 11.50	0.00 to 11.50
Weighted average	3.39	3.95
Non-U.S. postretirement plans
Range	5.95 to 8.00	6.20 to 8.00
Weighted average	7.99	7.99

(1)    Due to substantial downward movement in yields, there were negative discount rates for plans with relatively short duration in major markets, such as the Eurozone and Switzerland.
(2)    Not material for U.S. plans.
(3)    For the year ended 2020 and 2019, the expected return on assets for the VEBA Trust was 1.50% and 3.00% respectively.

During the year	2020	2019	2018
Discount rate
U.S. plans
Qualified pension	3.25%/3.20%/ 2.60%/2.55%	4.25%/3.85%/ 3.45%/3.10%	3.60%/3.95%/ 4.25%/4.30%
Nonqualified pension	3.25/3.25/ 2.55/2.50	4.25/3.90/ 3.50/3.10	3.60/3.95/ 4.25/4.30
Postretirement	3.15/3.20/ 2.45/2.35	4.20/3.80/ 3.35/3.00	3.50/3.90/ 4.20/4.20
Non-U.S. pension plans(1)
Range(2)	-0.10 to 11.30	-0.05 to 12.00	0.00 to 10.75
Weighted average	3.65	4.47	4.17
Non-U.S. postretirement plans(1)
Range	0.90 to 9.75	1.75 to 10.75	1.75 to 10.10
Weighted average	7.76	9.05	8.10
Future compensation increase rate(3)
Non-U.S. pension plans(1)
Range	1.50 to 11.50	1.30 to 13.67	1.17 to 13.67
Weighted average	3.17	3.16	3.08
Expected return on assets
U.S. plans
Qualified pension(4)	6.70	6.70	6.80/6.70
Postretirement(4)	6.70/3.00	6.70/3.00	6.80/6.70/3.00
Non-U.S. pension plans(1)
Range	0.00 to 11.50	1.00 to 11.50	0.00 to 11.60
Weighted average	3.95	4.30	4.52
Non-U.S. postretirement plans(1)
Range	6.20 to 8.00	8.00 to 9.20	8.00 to 9.80
Weighted average	7.99	8.01	8.01

(1)    Reflects rates utilized to determine the quarterly expense for Significant non-U.S. pension and postretirement plans.
(2)    Due to substantial downward movement in yields, there were negative discount rates for plans with relatively short duration in major markets, such as the Eurozone and Switzerland.
(3)    Not material for U.S. plans.
(4)    The expected return on assets for the U.S. pension and postretirement plans was lowered from 6.70% to 5.80% effective January 1, 2021 to reflect the lower interest rate environment and a change in target asset allocation.

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

Expected Return on Assets
The Company determines its assumptions for the expected return on assets for its U.S. pension and postretirement plans using a “building block” approach, which focuses on ranges of anticipated rates of return for each asset class. A weighted average range of nominal rates is then determined based on target allocations to each asset class. Market performance over a number of earlier years is evaluated covering a wide range of economic conditions to determine whether there are sound reasons for projecting any past trends.
The Company considers the expected return on assets to be a long-term assessment of return expectations and does not anticipate changing this assumption unless there are significant changes in investment strategy or economic conditions. This contrasts with the selection of the discount rate and certain other assumptions, which are reconsidered annually (or quarterly for the Significant Plans) in accordance with GAAP.
The expected return on assets for the U.S. pension and postretirement plans Trust was 5.80% at December 31, 2020 and 6.70% at December 31, 2019 and 2018. The expected return on assets reflects the expected annual appreciation of the plan assets and reduces the Company’s annual pension expense. The expected return on assets is deducted from the sum of service cost, interest cost and other components of pension expense to arrive at the net pension (benefit) expense.
The following table shows the expected return on assets used in determining the Company’s pension expense compared to the actual return on assets during 2020, 2019 and 2018 for the U.S. pension and postretirement plans:

U.S. plans (During the year)	2020	2019	2018
Expected return on assets
U.S. pension and postretirement trust	6.70%	6.70%	6.80%/6.70%
VEBA trust	3.00	3.00	3.00
Actual return on assets(1)
U.S. pension and postretirement trust	12.84	15.20	-3.40
VEBA trust	2.11	1.91 to 2.76	0.43 to 1.41
(1)Actual return on assets is presented net of fees.

Sensitivities of Certain Key Assumptions
The following tables summarize the effect on pension expense:

	Discount rate
	One-percentage-point increase
In millions of dollars	2020	2019	2018
U.S. plans	$34	$28	$25
Non-U.S. plans	(16)	(19)	(22)
	One-percentage-point decrease
In millions of dollars	2020	2019	2018
U.S. plans	$(52)	$(44)	$(37)
Non-U.S. plans	25	32	32

The U.S. Qualified Pension Plan was frozen in 2008, and as a result, most service costs have been eliminated. The pension expense for the U.S. Qualified Pension Plan is therefore driven primarily by interest cost rather than by service cost. An increase in the discount rate generally increases pension expense.
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
The following tables summarize the effect on pension expense:

	Expected return on assets
	One-percentage-point increase
In millions of dollars	2020	2019	2018
U.S. plans	$(123)	$(123)	$(126)
Non-U.S. plans	(66)	(64)	(64)
	One-percentage-point decrease
In millions of dollars	2020	2019	2018
U.S. plans	$123	$123	$126
Non-U.S. plans	66	64	64

Health Care Cost Trend Rate
Assumed health care cost trend rates were as follows:

	2020	2019
Health care cost increase rate for U.S. plans
Following year	6.50%	6.75%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2027	2027
Health care cost increase rate for non-U.S. plans (weighted average)
Following year	6.85%	6.85%
Ultimate rate to which cost increase is assumed to decline	6.85	6.85
Year in which the ultimate rate is reached	2021	2020
Interest Crediting Rate
The Company has cash balance plans and other plans with promised interest crediting rates. For these plans, the interest crediting rates are set in line with plan rules or country legislation and do not change with market conditions.

	Weighted average interest crediting rate
At year end	2020	2019	2018
U.S. plans	1.45%	2.25%	3.25%
Non-U.S. plans	1.60	1.61	1.68

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans and the target allocations by asset category based on asset fair values, are as follows:

	Target asset allocation	U.S. pension assets at December 31,		U.S. postretirement assets at December 31,
Asset category(1)	2021	2020	2019	2020	2019
Equity securities(2)	0–26%	16%	17%	16%	17%
Debt securities(3)	35–82	59	58	59	58
Real estate	0–7	4	4	4	4
Private equity	0–10	3	3	3	3
Other investments	0–30	18	18	18	18
Total		100%	100%	100%	100%
(1)Asset allocations for the U.S. plans are set by investment strategy, not by investment product. For example, private equities with an underlying investment in real estate are classified in the real estate asset category, not private equity.
(2)Equity securities in the U.S. pension and postretirement plans do not include any Citigroup common stock at the end of 2020 and 2019.
(3)The VEBA Trust for postretirement benefits is primarily invested in cash equivalents and debt securities in 2020 and 2019 and is not reflected in the table above.

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
Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges, and the weighted-average target allocations by asset category based on asset fair values, are as follows:

	Non-U.S. pension plans
	Target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category(1)	2021	2020	2019	2020	2019
Equity securities	0–100%	0–100%	0–100%	15%	13%
Debt securities	0–100	0–100	0–100	77	80
Real estate	0–15	0–12	0–15	1	1
Other investments	0–100	0–100	0–100	7	6
Total				100%	100%

(1)Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

	Non-U.S. postretirement plans
	Target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category(1)	2021	2020	2019	2020	2019
Equity securities	0–38%	0–38%	0–31%	38%	27%
Debt securities	56–100	56–100	66–100	56	71
Other investments	0–6	0–6	0–3	6	2
Total				100%	100%
(1)Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

Fair Value Disclosure
For information on fair value measurements, including descriptions of Levels 1, 2 and 3 of the fair value hierarchy and the valuation methodology utilized by the Company, see Notes 1 and 24 to the Consolidated Financial Statements. Investments measured using the NAV per share practical expedient are excluded from Level 1, Level 2 and Level 3 in the tables below.
Certain investments may transfer between the fair value hierarchy classifications during the year due to changes in valuation methodology and pricing sources.
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2020
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$813	$—	$—	$813
Non-U.S. equities	725	—	—	725
Mutual funds and other registered investment companies	447	—	—	447
Commingled funds	—	1,074	—	1,074
Debt securities	1,275	4,429	—	5,704
Annuity contracts	—	—	1	1
Derivatives	8	6	—	14
Other investments	16	—	57	73
Total investments	$3,284	$5,509	$58	$8,851
Cash and short-term investments	$72	$1,035	$—	$1,107
Other investment liabilities	(2)	(10)	—	(12)
Net investments at fair value	$3,354	$6,534	$58	$9,946
Other investment receivables redeemed at NAV				$99
Securities valued at NAV				3,595
Total net assets				$13,640
(1)The investments of the U.S. pension and postretirement plans are commingled in one trust. At December 31, 2020, the allocable interests of the U.S. pension and postretirement plans were 98.0% and 2.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2019
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$739	$—	$—	$739
Non-U.S. equities	553	—	—	553
Mutual funds and other registered investment companies	280	—	—	280
Commingled funds	—	1,410	—	1,410
Debt securities	1,534	4,046	—	5,580
Annuity contracts	—	—	1	1
Derivatives	10	7	—	17
Other investments	—	—	75	75
Total investments	$3,116	$5,463	$76	$8,655
Cash and short-term investments	$93	$1,080	$—	$1,173
Other investment liabilities	(87)	(11)	—	(98)
Net investments at fair value	$3,122	$6,532	$76	$9,730
Other investment receivables redeemed at NAV				$22
Securities valued at NAV				3,310
Total net assets				$13,062
(1)The investments of the U.S. pension and postretirement plans are commingled in one trust. At December 31, 2019, the allocable interests of the U.S. pension and postretirement plans were 98.0% and 2.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2020
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$5	$16	$—	$21
Non-U.S. equities	105	670	—	775
Mutual funds and other registered investment companies	3,137	73	—	3,210
Commingled funds	24	—	—	24
Debt securities	6,705	1,420	—	8,125
Real estate	—	2	2	4
Annuity contracts	—	—	5	5
Derivatives	—	1,005	—	1,005
Other investments	—	—	312	312
Total investments	$9,976	$3,186	$319	$13,481
Cash and short-term investments	$129	$3	$—	$132
Other investment liabilities	—	(4,650)	—	(4,650)
Net investments at fair value	$10,105	$(1,461)	$319	$8,963
Securities valued at NAV				$14
Total net assets				$8,977

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2019
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$4	$12	$—	$16
Non-U.S. equities	127	262	—	389
Mutual funds and other registered investment companies	3,223	63	—	3,286
Commingled funds	23	—	—	23
Debt securities	4,307	1,615	10	5,932
Real estate	—	3	1	4
Annuity contracts	—	—	5	5
Derivatives	—	1,590	—	1,590
Other investments	1	—	274	275
Total investments	$7,685	$3,545	$290	$11,520
Cash and short-term investments	$86	$3	$—	$89
Other investment liabilities	(3)	(2,938)	—	(2,941)
Net investments at fair value	$7,768	$610	$290	$8,668
Securities valued at NAV				$15
Total net assets				$8,683

Level 3 Rollforward
The reconciliations of the beginning and ending balances during the year for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2019	Realized (losses)	Unrealized gains	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2020
Annuity contracts	$1	$—	$—	$—	$—	$1
Other investments	75	(3)	3	(18)	—	57
Total investments	$76	$(3)	$3	$(18)	$—	$58

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2018	Realized (losses)	Unrealized (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2019
Annuity contracts	$1	$—	$—	$—	$—	$1
Other investments	127	(7)	12	(57)	—	75
Total investments	$128	$(7)	$12	$(57)	$—	$76

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2019	Unrealized gains	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2020
Debt securities	$10	$—	$(10)	$—	$—
Real estate	1	1	—	—	2
Annuity contracts	5	—	—	—	5
Other investments	274	23	15	—	312
Total investments	$290	$24	$5	$—	$319

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2018	Unrealized (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2019
Debt securities	$9	$1	$—	$—	$10
Real estate	1	—	—	—	1
Annuity contracts	10	—	(5)	—	5
Other investments	210	7	57	—	274
Total investments	$230	$8	$52	$—	$290

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

Significant Concentrations of Risk in Plan Assets
The assets of the Company’s pension plans are diversified to limit the impact of any individual investment. The U.S. qualified pension plan is diversified across multiple asset classes, with publicly traded fixed income, publicly traded equity, hedge funds, and real estate representing the most significant asset allocations. Investments in these four asset classes are further diversified across funds, managers, strategies, vintages, sectors and geographies, depending on the specific characteristics of each asset class. The pension assets for the Company’s non-U.S. Significant Plans are primarily invested in publicly traded fixed income and publicly traded equity securities.

Oversight and Risk Management Practices
The framework for the Company’s pension oversight process includes monitoring of retirement plans by plan fiduciaries and/or management at the global, regional or country level, as appropriate. Independent Risk Management contributes to the risk oversight and monitoring for the Company’s U.S. qualified pension plan and non-U.S. Significant Pension Plans. Although the specific components of the oversight process are tailored to the requirements of each region, country and plan, the following elements are common to the Company’s monitoring and risk management process:

•periodic asset/liability management studies and strategic asset allocation reviews;
•periodic monitoring of funding levels and funding ratios;
•periodic monitoring of compliance with asset allocation guidelines;
•periodic monitoring of asset class and/or investment manager performance against benchmarks; and
•periodic risk capital analysis and stress testing.
Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
2021	$820	$566	$58	$76
2022	832	504	55	80
2023	847	507	52	85
2024	852	521	49	90
2025	857	527	45	96
2026–2030	4,101	2,698	181	550

Post Employment Plans
The Company sponsors U.S. post employment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
The following table summarizes the funded status and amounts recognized in the Company’s Consolidated Balance Sheet:

In millions of dollars	2020	2019
Funded status of the plan at year end	$(40)	$(38)

Net amount recognized in AOCI (pretax)	$(17)	$(15)

The following table summarizes the net expense (benefit) recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

In millions of dollars	2020	2019	2018
Net expense (benefit)	$9	$9	$(18)

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citi Retirement Savings Plan sponsored by the Company in the U.S.
Under the Citi Retirement Savings Plan, eligible U.S. employees received matching contributions of up to 6% of their eligible compensation for 2020 and 2019, subject to statutory limits. In addition, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The following tables summarize the Company contributions for the defined contribution plans:

	U.S. plans
In millions of dollars	2020	2019	2018
Company contributions	$414	$404	$396
	Non-U.S. plans
In millions of dollars	2020	2019	2018
Company contributions	$304	$281	$283

9. INCOME TAXES

Income Tax Provision
Details of the Company’s income tax provision are presented below:

In millions of dollars	2020	2019	2018
Current
Federal	$305	$365	$834
Non-U.S.	4,113	4,352	4,290
State	440	323	284
Total current income taxes	$4,858	$5,040	$5,408
Deferred
Federal	$(1,430)	$(907)	$(620)
Non-U.S.	(690)	10	371
State	(213)	287	198
Total deferred income taxes	$(2,333)	$(610)	$(51)
Provision for income tax on continuing operations before noncontrolling interests(1)	$2,525	$4,430	$5,357
Provision (benefit) for income taxes on discontinued operations	—	(27)	(18)
Income tax expense (benefit) reported in stockholders’ equity related to:
FX translation	23	(11)	(263)
Investment securities	1,214	648	(346)
Employee stock plans	(4)	(16)	(2)
Cash flow hedges	455	269	(8)
Benefit plans	(23)	(119)	(20)
FVO DVA	(141)	(337)	302
Excluded fair value hedges	(8)	8	(17)
Retained earnings(2)	(911)	46	(305)
Income taxes before noncontrolling interests	$3,130	$4,891	$4,680
(1)Includes the tax on realized investment gains and impairment losses resulting in a provision (benefit) of $454 million and $(14) million in 2020, $373 million and $(9) million in 2019 and $104 million and $(32) million in 2018, respectively.
(2)2020 reflects the tax effect of ASU 2016-13 for current expected credit losses (CECL). 2019 reflects the tax effect of the accounting change for ASU 2016-02 for lease transactions. 2018 reflects the tax effect of the accounting change for ASU 2016-16 for intra-entity transfers of assets and the tax effect of the accounting change for ASU 2018-03, to report the net unrealized gains on former AFS equity securities. See Note 1 to the Consolidated Financial Statements.

Tax Rate
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for each of the periods indicated is as follows:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.3	1.9	1.8
Non-U.S. income tax rate differential	3.5	1.3	5.3
Effect of tax law changes(1)	—	(0.5)	(0.6)
Nondeductible FDIC premiums	1.3	0.4	0.7
Basis difference in affiliates	(0.1)	(0.1)	(2.4)
Tax advantaged investments	(4.4)	(2.3)	(2.0)
Valuation allowance releases(2)	(4.4)	(3.0)	—
Other, net	0.3	(0.2)	(1.0)
Effective income tax rate	18.5%	18.5%	22.8%
(1)2018 includes one-time Tax Reform benefits of $94 million for amounts that were considered provisional pursuant to SAB 118.
(2)See “Deferred Tax Assets” below for a description of the components.

As set forth in the table above, Citi’s effective tax rate for 2020 was 18.5%, the same as 2019.

Deferred Income Taxes
Deferred income taxes at December 31 related to the following:

In millions of dollars	2020	2019
Deferred tax assets
Credit loss deduction	$6,791	$3,809
Deferred compensation and employee benefits	2,510	2,224
U.S. tax on non-U.S. earnings	1,195	1,030
Investment and loan basis differences	1,486	2,727
Tax credit and net operating loss carry-forwards	17,416	19,711
Fixed assets and leases	2,935	2,607
Other deferred tax assets	3,832	3,341
Gross deferred tax assets	$36,165	$35,449
Valuation allowance	$5,177	$6,476
Deferred tax assets after valuation allowance	$30,988	$28,973
Deferred tax liabilities
Intangibles and leases	$(2,526)	$(2,640)
Debt issuances	(50)	(201)
Non-U.S. withholding taxes	(921)	(974)
Interest-related items	(597)	(587)
Other deferred tax liabilities	(2,054)	(1,477)
Gross deferred tax liabilities	$(6,148)	$(5,879)
Net deferred tax assets	$24,840	$23,094

Unrecognized Tax Benefits
The following is a rollforward of the Company’s unrecognized tax benefits:

In millions of dollars	2020	2019	2018
Total unrecognized tax benefits at January 1	$721	$607	$1,013
Net amount of increases for current year’s tax positions	51	50	40
Gross amount of increases for prior years’ tax positions	217	151	46
Gross amount of decreases for prior years’ tax positions	(74)	(44)	(174)
Amounts of decreases relating to settlements	(40)	(21)	(283)
Reductions due to lapse of statutes of limitation	(13)	(23)	(23)
Foreign exchange, acquisitions and dispositions	(1)	1	(12)
Total unrecognized tax benefits at December 31	$861	$721	$607
The total amounts of unrecognized tax benefits at December 31, 2020, 2019 and 2018 that, if recognized, would affect Citi’s tax expense are $0.7 billion, $0.6 billion and $0.4 billion, respectively. The remaining uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences.
Interest and penalties (not included in unrecognized tax benefits above) are a component of Provision for income taxes.

	2020		2019		2018
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties on the Consolidated Balance Sheet at January 1	$100	$82	$103	$85	$121	$101
Total interest and penalties in the Consolidated Statement of Income	14	10	(4)	(4)	6	6
Total interest and penalties on the Consolidated Balance Sheet at December 31(1)	118	96	100	82	103	85
(1)Includes $4 million, $3 million and $2 million for non-U.S. penalties in 2020, 2019 and 2018. Also includes $1 million, $1 million and $1 million for state penalties in 2020, 2019 and 2018.

As of December 31, 2020, Citi was under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months.The potential range of amounts that could affect Citi’s effective tax rate is between $0 and $150 million.
The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2016
Mexico	2016
New York State and City	2009
United Kingdom	2016
India	2016
Singapore	2011
Hong Kong	2014
Ireland	2016

Non-U.S. Earnings
Non-U.S. pretax earnings approximated $13.8 billion in 2020, $16.7 billion in 2019 and $16.1 billion in 2018. As a U.S. corporation, Citigroup and its U.S. subsidiaries are currently subject to U.S. taxation on all non-U.S. pretax earnings of non-U.S. branches. Beginning in 2018, there is a separate foreign tax credit (FTC) basket for branches. Also, dividends from a non-U.S. subsidiary or affiliate are effectively exempt from U.S. taxation. The Company provides income taxes on the book over tax basis differences of non-U.S. subsidiaries except to the extent that such differences are indefinitely reinvested outside the U.S.
At December 31, 2020, $11.0 billion of basis differences of non-U.S. entities was indefinitely invested. At the existing tax rates, additional taxes (net of U.S. FTCs) of $4.3 billion would have to be provided if such assertions were reversed.
Income taxes are not provided for the Company’s “savings bank base year bad debt reserves” that arose before 1988, because under current U.S. tax rules, such taxes will become payable only to the extent that such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2020, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $75 million).

Deferred Tax Assets
As of December 31, 2020, Citi had a valuation allowance of $5.2 billion, composed of valuation allowances of $1.0 billion on its general basket FTC carry-forwards, $2.4 billion on its branch basket FTC carry-forwards, $1.0 billion on its U.S. residual DTA related to its non-U.S. branches, $0.6 billion on local non-U.S. DTAs and $0.2 billion on state net operating loss carry-forwards. The amount of Citi’s valuation allowances (VA) may change in future years.
In 2020, Citi’s VA for carry-forward FTCs in its branch basket decreased by $1.0 billion and the related VA for the U.S. tax effect on non-U.S. branch temporary differences increased by $0.2 billion. Of this total branch-related change of $0.8 billion, $0.6 billion impacted the tax provision as discussed below. The remainder of the branch basket-related VA decrease of $0.2 billion was primarily due to carry-forward expirations and changes in foreign exchange rates.
The level of branch pretax income, the local branch tax rate and the allocations of Overall Domestic Loss (ODL) and expenses for U.S. tax purposes to the branch basket are the main factors in determining the branch VA. Citi computed these factors for 2020. While the COVID-19 pandemic reduced branch earnings, the allocated ODL was not diminished since a large portion of the pandemic losses will not be recognizable for U.S. taxable income until a future period. In addition, lower than forecasted U.S. interest rates resulted in a lower allocation of interest expense to non-U.S. branches. The combination of the factors enumerated are reflected in the VA release of $0.5 billion in Citi’s full-year effective tax rate. Citi also released branch basket VA of $0.1 billion in the fourth quarter, with respect to future years, based upon Citi’s Operating Plan and estimates of future branch basket factors, as outlined above.
In Citi’s general basket for FTCs, changes in the forecasted amount of income in U.S. locations derived from sources outside the U.S., in addition to tax examination changes from prior years, could alter the amount of valuation allowance that is needed against such FTCs. The valuation allowance for the general basket decreased by $0.1 billion to $1.0 billion, primarily due to the expiration of carry-forwards in 2020. In the general FTC basket, foreign source income, an important driver in the utilization of FTC carry-forwards for the current year and future years, has been reduced due to the compression in interest rate spreads. The pandemic has otherwise reduced U.S. income, which impacts ODL usage and, correspondingly, the utilization of FTC carry-forwards. Accordingly, management identified actions, which became prudent due to the effects of the pandemic, to increase future foreign source income and U.S. taxable income. These planning actions include geographic asset movements, deferral of future FTC recognition and capitalization of expenses for tax purposes, resulting in no tax provision change to Citi’s general basket VA in 2020. In light of the pandemic, Citi will continue to monitor its forecasts and mix of earnings, which could affect Citi’s valuation allowance against FTC carry-forwards. Citi continues to look for additional actions that are prudent and feasible, taking into account client, regulatory and operational considerations.

The valuation allowance for U.S. residual DTA related to its non-U.S. branches increased from $0.8 billion to $1.0 billion, primarily due to higher capitalized expenses. In addition, the non-U.S. local valuation allowance was reduced from $1.0 billion to $0.6 billion, primarily due to an expiration of NOL carry-forwards in a non-U.S. jurisdiction. The following table summarizes Citi’s DTAs:

In billions of dollars
Jurisdiction/component(1)	DTAs balance December 31, 2020	DTAs balance December 31, 2019
U.S. federal(2)
Net operating losses (NOLs)(3)	$3.0	$2.8
Foreign tax credits (FTCs)	4.4	6.3
General business credits (GBCs)	3.6	2.5
Future tax deductions and credits	7.9	6.2
Total U.S. federal	$18.9	$17.8
State and local
New York NOLs	$1.5	$1.7
Other state NOLs	0.1	0.2
Future tax deductions	1.7	1.3
Total state and local	$3.3	$3.2
Non-U.S.
NOLs	$0.6	$0.5
Future tax deductions	2.0	1.6
Total non-U.S.	$2.6	$2.1
Total	$24.8	$23.1
(1)All amounts are net of valuation allowances.
(2)Included in the net U.S. federal DTAs of $18.9 billion as of December 31, 2020 were deferred tax liabilities of $3.7 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.
(3)Consists of non-consolidated tax return NOL carry-forwards that are eventually expected to be utilized in Citigroup’s consolidated tax return.

The following table summarizes the amounts of tax carry-forwards and their expiration dates:

In billions of dollars
Year of expiration	December 31, 2020	December 31, 2019
U.S. tax return general basket foreign tax credit carry-forwards(1)
2020	$—	$0.9
2021	—	1.1
2022	2.3	2.4
2023	0.4	0.4
2025	1.4	1.4
2027	1.2	1.2
Total U.S. tax return general basket foreign tax credit carry-forwards	$5.3	$7.4
U.S. tax return branch basket foreign tax credit carry-forwards(1)
2020	$—	$0.7
2021	0.7	0.6
2022	1.0	1.0
2028	0.6	0.9
2029	0.2	0.3
Total U.S. tax return branch basket foreign tax credit carry-forwards	$2.5	$3.5
U.S. tax return general business credit carry-forwards
2032	$0.3	$—
2033	0.3	0.3
2034	0.2	0.2
2035	0.2	0.2
2036	0.2	0.1
2037	0.5	0.5
2038	0.5	0.5
2039	0.7	0.7
2040	0.7	—
Total U.S. tax return general business credit carry-forwards	$3.6	$2.5
U.S. subsidiary separate federal NOL carry-forwards
2027	$0.1	$0.1
2028	0.1	0.1
2030	0.3	0.3
2033	1.5	1.6
2034	2.0	2.0
2035	3.3	3.3
2036	2.1	2.1
2037	1.0	1.0
Unlimited carry-forward period	3.9	3.0
Total U.S. subsidiary separate federal NOL carry-forwards(2)	$14.3	$13.5
New York State NOL carry-forwards(2)
2034	$8.1	$9.9
New York City NOL carry-forwards(2)
2034	$8.7	$10.0
Non-U.S. NOL carry-forwards(1)
Various	$1.2	$1.5

(1)Before valuation allowance.
(2)Pretax.

The time remaining for utilization of the FTC component has shortened, given the passage of time. Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $24.8 billion at December 31, 2020 is more-likely-than-not, based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and consideration of available tax planning strategies (as defined in ASC 740, Income Taxes).
The majority of Citi’s U.S. federal net operating loss carry-forward and all of its New York State and City net operating loss carry-forwards, are subject to a carry-forward period of 20 years. This provides enough time to fully utilize the DTAs pertaining to these existing NOL carry-forwards. This is due to Citi’s forecast of sufficient U.S. taxable income and the fact that New York State and City continue to tax Citi’s non-U.S. income.
With respect to the FTCs component of the DTAs, the carry-forward period is 10 years. Utilization of FTCs in any year is generally limited to 21% of foreign source taxable income in that year. However, overall domestic losses that Citi has incurred of approximately $26 billion as of December 31, 2020 are allowed to be reclassified as foreign source income to the extent of 50%–100% (at taxpayer’s election) of domestic source income produced in subsequent years. Such resulting foreign source income would substantially cover the FTC carry-forwards after valuation allowance. As noted in the tables above, Citi’s FTC carry-forwards were $4.4 billion ($7.8 billion before valuation allowance) as of December 31, 2020, compared to $6.3 billion as of December 31, 2019. Citi believes that it will generate sufficient U.S. taxable income within the 10-year carry-forward period to be able to utilize the net FTCs after the valuation allowance, after considering any FTCs produced in the tax return for such period, which must be used prior to any carry-forward utilization.

10.  EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

In millions of dollars, except per share amounts	2020	2019	2018
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$11,107	$19,471	$18,088
Less: Noncontrolling interests from continuing operations	40	66	35
Net income from continuing operations (for EPS purposes)	$11,067	$19,405	$18,053
Loss from discontinued operations, net of taxes	(20)	(4)	(8)
Citigroup’s net income	$11,047	$19,401	$18,045
Less: Preferred dividends(1)	1,095	1,109	1,174
Net income available to common shareholders	$9,952	$18,292	$16,871
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	73	121	200
Net income allocated to common shareholders for basic EPS	$9,879	$18,171	$16,671
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,085.8	2,249.2	2,493.3
Basic earnings per share(2)
Income from continuing operations	$4.75	$8.08	$6.69
Discontinued operations	(0.01)	—	—
Net income per share—basic	$4.74	$8.08	$6.69

Net income allocated to common shareholders for basic EPS	$9,879	$18,171	$16,671
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	30	33	—
Net income allocated to common shareholders for diluted EPS	$9,909	$18,204	$16,671
Weighted-average common shares outstanding applicable to basic EPS (in millions)	$2,085.8	$2,249.2	$2,493.3
Effect of dilutive securities
Options(3)	0.1	0.1	0.1
Other employee plans	13.1	16.0	1.4
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(4)	2,099.0	2,265.3	2,494.8
Diluted earnings per share(2)
Income from continuing operations	$4.73	$8.04	$6.69
Discontinued operations	(0.01)	—	—
Net income per share—diluted	$4.72	$8.04	$6.68
(1)See Note 20 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)During 2020, weighted-average options to purchase 0.1 million shares of common stock were outstanding but not included in the computation of earnings per share because the weighted-average exercise price of $56.25 per share was anti-dilutive. During 2019, no significant options to purchase shares of common stock were outstanding. During 2018, weighted-average options to purchase 0.5 million shares of common stock were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $145.69 per share was anti-dilutive.
(4)Due to rounding, weighted-average common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to weighted-average common shares outstanding applicable to diluted EPS.

11. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

	December 31,
In millions of dollars	2020	2019
Securities purchased under agreements to resell	$204,655	$169,874
Deposits paid for securities borrowed	90,067	81,448
Total, net(1)	$294,722	$251,322
Allowance for credit losses on securities purchased and borrowed(2)	(10)	—
Total, net of allowance	$294,712	$251,322

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

	December 31,
In millions of dollars	2020	2019
Securities sold under agreements to repurchase	$181,194	$155,164
Deposits received for securities loaned	18,331	11,175
Total, net(1)	$199,525	$166,339
(1)     The above tables do not include securities-for-securities lending transactions of $6.8 billion and $6.3 billion at December 31, 2020 and 2019, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
(2)    See Note 15 to the Consolidated Financial Statements for further information.

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

	As of December 31, 2020
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$362,025	$157,370	$204,655	$159,232	$45,423
Deposits paid for securities borrowed	96,425	6,358	90,067	13,474	76,593
Total	$458,450	$163,728	$294,722	$172,706	$122,016

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$338,564	$157,370	$181,194	$95,563	$85,631
Deposits received for securities loaned	24,689	6,358	18,331	7,982	10,349
Total	$363,253	$163,728	$199,525	$103,545	$95,980

	As of December 31, 2019
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$281,274	$111,400	$169,874	$134,150	$35,724
Deposits paid for securities borrowed	90,047	8,599	81,448	27,067	54,381
Total	$371,321	$119,999	$251,322	$161,217	$90,105

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$266,564	$111,400	$155,164	$91,034	$64,130
Deposits received for securities loaned	19,774	8,599	11,175	3,138	8,037
Total	$286,338	$119,999	$166,339	$94,172	$72,167

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of December 31, 2020
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$160,754	$98,226	$41,679	$37,905	$338,564
Deposits received for securities loaned	17,038	3	2,770	4,878	24,689
Total	$177,792	$98,229	$44,449	$42,783	$363,253

	As of December 31, 2019
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$108,534	$82,749	$35,108	$40,173	$266,564
Deposits received for securities loaned	15,758	208	1,789	2,019	19,774
Total	$124,292	$82,957	$36,897	$42,192	$286,338

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of December 31, 2020
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$112,437	$—	$112,437
State and municipal securities	664	2	666
Foreign government securities	130,017	194	130,211
Corporate bonds	20,149	78	20,227
Equity securities	21,497	24,149	45,646
Mortgage-backed securities	45,566	—	45,566
Asset-backed securities	3,307	—	3,307
Other	4,927	266	5,193
Total	$338,564	$24,689	$363,253

	As of December 31, 2019
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$100,781	$27	$100,808
State and municipal securities	1,938	5	1,943
Foreign government securities	95,880	272	96,152
Corporate bonds	18,761	249	19,010
Equity securities	12,010	19,069	31,079
Mortgage-backed securities	28,458	—	28,458
Asset-backed securities	4,873	—	4,873
Other	3,863	152	4,015
Total	$266,564	$19,774	$286,338

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
Brokerage receivables and Brokerage payables consisted of the following:

	December 31,
In millions of dollars	2020	2019
Receivables from customers	$18,097	$15,912
Receivables from brokers, dealers and clearing organizations	26,709	23,945
Total brokerage receivables(1)	$44,806	$39,857
Payables to customers	$39,319	$37,613
Payables to brokers, dealers and clearing organizations	11,165	10,988
Total brokerage payables(1)	$50,484	$48,601

(1)     Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

13.  INVESTMENTS

The following table presents Citi’s investments by category:

	December 31,
In millions of dollars	2020	2019
Debt securities available-for-sale (AFS)	$335,084	$280,265
Debt securities held-to-maturity (HTM)(1)	104,943	80,775
Marketable equity securities carried at fair value(2)	515	458
Non-marketable equity securities carried at fair value(2)	551	704
Non-marketable equity securities measured using the measurement alternative(3)	962	700
Non-marketable equity securities carried at cost(4)	5,304	5,661
Total investments	$447,359	$368,563

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(4)Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

In millions of dollars	2020	2019	2018
Taxable interest	$7,554	$9,269	$8,704
Interest exempt from U.S. federal income tax	301	404	521
Dividend income	134	187	269
Total interest and dividend income on investments	$7,989	$9,860	$9,494

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

In millions of dollars	2020	2019	2018
Gross realized investment gains	$1,895	$1,599	$682
Gross realized investment losses	(139)	(125)	(261)
Net realized gains on sales of investments	$1,756	$1,474	$421

The Company from time to time may sell certain debt securities that were classified as HTM. These sales are in response to significant deterioration in the creditworthiness of the issuers or securities or because the Company has collected a substantial portion (at least 85%) of the principal outstanding at acquisition of the security. In addition, certain other debt securities were reclassified to AFS investments in response to significant credit deterioration. Because the Company generally intends to sell these reclassified debt securities, Citi recorded impairment on the securities. In 2018, $61 million of HTM debt securities were sold and $8 million of HTM debt securities were reclassified to AFS in accordance with generally accepting accounting standards. There were no such activities during 2019 and 2020.

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	December 31, 2020					December 31, 2019
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$42,836	$1,134	$52	$—	$43,918	$34,963	$547	$280	$35,230
Non-U.S. residential	568	3	—	—	571	789	3	—	792
Commercial	49	1	—	—	50	75	—	—	75
Total mortgage-backed securities	$43,453	$1,138	$52	$—	$44,539	$35,827	$550	$280	$36,097
U.S. Treasury and federal agency securities
U.S. Treasury	$144,094	$2,108	$49	$—	$146,153	$106,429	$50	$380	$106,099
Agency obligations	50	1	—	—	51	5,336	3	20	5,319
Total U.S. Treasury and federal agency securities	$144,144	$2,109	$49	$—	$146,204	$111,765	$53	$400	$111,418
State and municipal	$3,753	$13	$47	$—	$3,719	$5,024	$43	$89	$4,978
Foreign government	123,467	1,623	122	—	124,968	110,958	586	241	111,303
Corporate	10,444	152	91	5	10,500	11,266	52	101	11,217
Asset-backed securities(1)	277	5	4	—	278	524	—	2	522
Other debt securities	4,871	5	—	—	4,876	4,729	1	—	4,730
Total debt securities AFS	$330,409	$5,045	$365	$5	$335,084	$280,093	$1,285	$1,113	$280,265
(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage- and asset-backed securitizations in which the Company has other involvement, see Note 21 to the Consolidated Financial Statements.

At December 31, 2020, the amortized cost of fixed income securities exceeded their fair value by $365 million. Of the $365 million, $280 million represented unrealized losses on fixed income investments that have been in a gross-unrealized-loss position for less than a year and, of these, 70% were rated investment grade; and $85 million represented unrealized losses on fixed income investments that have been in a gross-unrealized-loss position for a year or more and, of these, 78% were rated investment grade. Of the $85 million, $61 million represents foreign government securities.

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$3,588	$30	$298	$22	$3,886	$52
Non-U.S. residential	1	—	—	—	1	—
Commercial	7	—	4	—	11	—
Total mortgage-backed securities	$3,596	$30	$302	$22	$3,898	$52
U.S. Treasury and federal agency securities
U.S. Treasury	$25,031	$49	$—	$—	$25,031	$49
Agency obligations	50	—	—	—	50	—
Total U.S. Treasury and federal agency securities	$25,081	$49	$—	$—	$25,081	$49
State and municipal	$3,214	$47	$24	$—	$3,238	$47
Foreign government	29,344	61	3,502	61	32,846	122
Corporate	1,083	90	24	1	1,107	91
Asset-backed securities	194	3	39	1	233	4
Other debt securities	182	—	—	—	182	—
Total debt securities AFS	$62,694	$280	$3,891	$85	$66,585	$365
December 31, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$9,780	$242	$1,877	$38	$11,657	$280
Non-U.S. residential	208	—	1	—	209	—
Commercial	16	—	27	—	43	—
Total mortgage-backed securities	$10,004	$242	$1,905	$38	$11,909	$280
U.S. Treasury and federal agency securities
U.S. Treasury	$45,484	$248	$26,907	$132	$72,391	$380
Agency obligations	781	2	3,897	18	4,678	20
Total U.S. Treasury and federal agency securities	$46,265	$250	$30,804	$150	$77,069	$400
State and municipal	$362	$62	$266	$27	$628	$89
Foreign government	35,485	149	8,170	92	43,655	241
Corporate	2,916	98	123	3	3,039	101
Asset-backed securities	112	1	166	1	278	2
Other debt securities	1,307	—	—	—	1,307	—
Total debt securities AFS	$96,451	$802	$41,434	$311	$137,885	$1,113

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	December 31,
	2020		2019
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$27	$27	$20	$20
After 1 but within 5 years	567	571	573	574
After 5 but within 10 years	688	757	594	626
After 10 years(2)	42,171	43,184	34,640	34,877
Total	$43,453	$44,539	$35,827	$36,097
U.S. Treasury and federal agency securities
Due within 1 year	$34,834	$34,951	$40,757	$40,688
After 1 but within 5 years	108,160	110,091	70,128	69,850
After 5 but within 10 years	1,150	1,162	854	851
After 10 years(2)	—	—	26	29
Total	$144,144	$146,204	$111,765	$111,418
State and municipal
Due within 1 year	$427	$428	$932	$932
After 1 but within 5 years	189	198	714	723
After 5 but within 10 years	276	267	195	215
After 10 years(2)	2,861	2,826	3,183	3,108
Total	$3,753	$3,719	$5,024	$4,978
Foreign government
Due within 1 year	$48,133	$48,258	$42,611	$42,666
After 1 but within 5 years	67,365	68,586	58,820	59,071
After 5 but within 10 years	5,908	6,011	8,192	8,198
After 10 years(2)	2,061	2,113	1,335	1,368
Total	$123,467	$124,968	$110,958	$111,303
All other(3)
Due within 1 year	$6,661	$6,665	$7,306	$7,311
After 1 but within 5 years	7,814	7,891	8,279	8,275
After 5 but within 10 years	1,018	1,034	818	797
After 10 years(2)	99	64	116	86
Total	$15,592	$15,654	$16,519	$16,469
Total debt securities AFS	$330,409	$335,084	$280,093	$280,265
(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2020
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$49,004	$2,162	$15	$51,151
Non-U.S. residential	1,124	3	1	1,126
Commercial	825	1	1	825
Total mortgage-backed securities	$50,953	$2,166	$17	$53,102
U.S. Treasury securities(3)	$21,293	$4	$55	$21,242
State and municipal	9,185	755	11	9,929
Foreign government	1,931	91	—	2,022
Asset-backed securities(2)	21,581	6	92	21,495
Total debt securities HTM, net	$104,943	$3,022	$175	$107,790
December 31, 2019
Debt securities HTM
Mortgage-backed securities(2)(4)
U.S. government-sponsored agency guaranteed	$46,637	$1,047	$21	$47,663
Non-U.S. residential	1,039	5	—	1,044
Commercial	582	1	—	583
Total mortgage-backed securities	$48,258	$1,053	$21	$49,290
State and municipal(5)	$9,104	$455	$28	$9,531
Foreign government	1,934	37	1	1,970
Asset-backed securities(2)	21,479	12	59	21,432
Total debt securities HTM	$80,775	$1,557	$109	$82,223
(1)Amortized cost is reported net of ACL of $86 million at December 31, 2020. There was no allowance as of December 31, 2019 due to CECL not being adopted until January 1, 2020.
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
(4)In March 2019, Citibank transferred $5 billion of agency residential mortgage-backed securities (RMBS) from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized loss position of $56 million. The loss amounts will remain in AOCI and be amortized over the remaining life of the securities.
(5)In December 2019, Citibank transferred $173 million of state and municipal bonds from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the bonds were in an unrealized gain position of $5 million. The gain amounts will remain in AOCI and be amortized over the remaining life of the securities.

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
Note: Excluded from the gross unrecognized losses presented in the table above are $(582) million of net unrealized losses recorded in AOCI as of December 31, 2019, primarily related to the difference between the amortized cost and carrying value of HTM debt securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at December 31, 2019.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	December 31,
	2020		2019
In millions of dollars	Amortized cost(1)	Fair value	Amortized cost	Fair value
Mortgage-backed securities
Due within 1 year	$81	$81	$17	$17
After 1 but within 5 years	463	477	458	463
After 5 but within 10 years	1,699	1,873	1,662	1,729
After 10 years(2)	48,710	50,671	46,121	47,081
Total	$50,953	$53,102	$48,258	$49,290
U.S. Treasury securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	18,955	19,127	—	—
After 5 but within 10 years	2,338	2,115	—	—
After 10 years(2)	—	—	—	—
Total	$21,293	$21,242	$—	$—
State and municipal
Due within 1 year	$6	$6	$2	$26
After 1 but within 5 years	139	142	123	160
After 5 but within 10 years	818	869	597	590
After 10 years(2)	8,222	8,912	8,382	8,755
Total	$9,185	$9,929	$9,104	$9,531
Foreign government
Due within 1 year	$361	$360	$650	$652
After 1 but within 5 years	1,570	1,662	1,284	1,318
After 5 but within 10 years	—	—	—	—
After 10 years(2)	—	—	—	—
Total	$1,931	$2,022	$1,934	$1,970
All other(3)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	11,795	15,020	8,545	8,543
After 10 years(2)	9,786	6,475	12,934	12,889
Total	$21,581	$21,495	$21,479	$21,432
Total debt securities HTM	$104,943	$107,790	$80,775	$82,223
(1)Amortized cost is reported net of ACL of $86 million at December 31, 2020. There was no allowance as of December 31, 2019 due to CECL not being adopted until January 1, 2020.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual
Details
Citi did not have any HTM securities that were delinquent or on non-accrual status at December 31, 2020.

There were no purchased credit-deteriorated HTM debt
securities held by the Company as of December 31, 2020.

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
The Company recognizes the entire difference between amortized cost basis and fair value in earnings for impaired AFS debt securities that Citi has an intent to sell or for which Citi believes it will more-likely-than-not be required to sell prior to recovery of the amortized cost basis. However, for those AFS debt securities that the Company does not intend to sell and is not likely to be required to sell, only the credit-related impairment is recognized in earnings by recording an ACL. Any remaining fair value decline for such securities is recorded in AOCI. The Company does not consider the length of time that the fair value of a security is below its amortized cost when determining if a credit loss exists.
For AFS debt securities, credit losses exist where Citi does not expect to receive contractual principal and interest cash flows sufficient to recover the entire amortized cost basis of a security. The ACL is limited to the amount by which the AFS debt security’s amortized cost basis exceeds its fair value. The allowance is increased or decreased if credit conditions subsequently worsen or improve. Reversals of credit losses are recognized in earnings.
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

The sections below describe the Company’s process for identifying expected credit impairments for debt security types that have the most significant unrealized losses as of December 31, 2020.

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

Equity Method Investments
Management assesses equity method investments that have fair values that are lower than their respective carrying values for other-than-temporary impairment (OTTI). Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 24 to the Consolidated Financial Statements).
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

Recognition and Measurement of Impairment
The following tables present total impairment on Investments recognized in earnings:

	Year ended December 31, 2020
In millions of dollars	AFS	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	109	—	109
Total impairment losses recognized in earnings	$109	$—	$109

	Year ended December 31, 2019
In millions of dollars	AFS	HTM	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$1	$—	$1	$2
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$1	$—	$1	$2
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	20	—	1	21
Total impairment losses recognized in earnings	$21	$—	$2	$23

	Year ended December 31, 2018
In millions of dollars	AFS(1)	HTM	Other assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	125	—	—	125
Total impairment losses recognized in earnings	$125	$—	$—	$125

(1)For the year ended December 31, 2018, amounts represent AFS debt securities.

The following presents the credit-related impairments recognized in earnings for AFS securities held that the Company does not intend to sell nor will likely be required to sell at December 31, 2020:

Allowance for Credit Losses on AFS Debt Securities

	Year ended December 31, 2020
In millions of dollars	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of year	$—	$—	$—
Less: Write-offs	—	—	—
Recoveries of amounts written-off	—	2	2
Net credit losses (NCLs)	$—	$2	$2
NCLs	$—	$(2)	$(2)
Net reserve builds on securities that did not have previous reserves	3	5	8
Net reserve builds (releases) on securities that had previous reserves	(3)	—	(3)
Total provision for credit losses	$—	$3	$3
Initial allowance on newly purchased credit-deteriorated securities during the year	—	—	—
Allowance for credit losses at end of year	$—	$5	$5

The following are 12-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor will likely be required to sell at December 31, 2019:

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at December 31, 2020 and 2019:

In millions of dollars	December 31, 2020	December 31, 2019
Measurement alternative:
Carrying value	$962	$700

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Years ended December 31,
In millions of dollars	2020	2019
Measurement alternative(1):
Impairment losses	$56	$9
Downward changes for observable prices	19	16
Upward changes for observable prices	144	123

(1)     See Note 24 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	December 31, 2020
Measurement alternative:
Impairment losses	$68
Downward changes for observable prices	53
Upward changes for observable prices	486

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the years ended December 31, 2020 and 2019, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Private equity funds(1)(2)	$123	$134	$62	$62	—	—
Real estate funds(2)(3)	9	10	20	18	—	—
Mutual/collective investment funds	20	26	—	—
Total	$152	$170	$82	$80	—	—
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

The following tables provide Citi’s consumer loans by type:
Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2020

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there are no loan loss reserves	Non-accrual loans for which there are loan loss reserves	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$46,471	$402	$381	$524	$47,778	$136	$509	$645	$332
Home equity loans(8)(9)	6,829	78	221	—	7,128	72	307	379	—
Credit cards	127,827	1,228	1,330	—	130,385	—	—	—	1,330
Personal, small business and other	4,472	27	10	—	4,509	2	33	35	—
Total	$185,599	$1,735	$1,942	$524	$189,800	$210	$849	$1,059	$1,662
In offices outside North America(6)
Residential first mortgages(7)	$39,557	$213	$199	$—	$39,969	$—	$486	$486	$—
Credit cards	21,718	429	545	—	22,692	—	384	384	376
Personal, small business and other	35,925	319	134	—	36,378	—	212	212	—
Total	$97,200	$961	$878	$—	$99,039	$—	$1,082	$1,082	$376
Total Citigroup(10)	$282,799	$2,696	$2,820	$524	$288,839	$210	$1,931	$2,141	$2,038
Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2019

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(5)	Total loans	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$45,942	$411	$221	$434	$47,008	$479	$288
Home equity loans(8)(9)	8,860	174	189	—	9,223	405	—
Credit cards	145,477	1,759	1,927	—	149,163	—	1,927
Personal, small business and other	3,641	44	14	—	3,699	21	—
Total	$203,920	$2,388	$2,351	$434	$209,093	$905	$2,215
In offices outside North America(6)
Residential first mortgages(7)	$37,654	$210	$160	$—	$38,024	$425	$—
Credit cards	25,111	426	372	—	25,909	310	242
Personal, small business and other	36,118	272	132	—	36,522	176	—
Total	$98,883	$908	$664	$—	$100,455	$911	$242
Total Citigroup(10)	$302,803	$3,296	$3,015	$434	$309,548	$1,816	$2,457
(1)Loans less than 30 days past due are presented as current.
(2)Includes $14 million and $18 million at December 31, 2020 and 2019, respectively, of residential first mortgages recorded at fair value.
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
(5)Consists of residential first mortgages that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.2 billion and $0.1 billion and 90 days or more past due of $0.4 billion and $0.3 billion at December 31, 2020 and 2019, respectively.
(6)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(7)Includes approximately $0.1 billion and $0.1 billion at December 31, 2020 and 2019, respectively, of residential first mortgage loans in process of foreclosure.
(8)Includes approximately $0.1 billion and $0.1 billion at December 31, 2020 and 2019, respectively, of home equity loans in process of foreclosure.
(9)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(10)Consumer loans are net of unearned income of $749 million and $783 million at December 31, 2020 and 2019, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

Interest Income Recognized for Non-Accrual Consumer Loans

Interest income
In millions of dollars	For the year ended December 31, 2020
In North America offices(1)
Residential first mortgages	$15
Home equity loans	8
Credit cards	—
Personal, small business and other	—
Total	$23
In offices outside North America(1)
Residential first mortgages	$—
Credit cards	—
Personal, small business and other	—
Total	$—
Total Citigroup	$23

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

During the years ended December 31, 2020 and 2019, the Company sold and/or reclassified to HFS $414 million and $2,857 million, respectively, of consumer loans.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a Fair Isaac Corporation (FICO) credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following tables provide details on the FICO scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)	December 31, 2020
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2020	$187	$3,741	$9,052
2019	150	1,857	5,384
2018	246	655	1,227
2017	298	846	1,829
2016	323	1,368	3,799
Prior	1,708	4,133	9,105
Total residential first mortgages	$2,912	$12,600	$30,396	$1,870	$47,778
Credit cards(2)	$26,227	$52,778	$49,767	$1,041	$129,813
Home equity loans (pre-reset)	$292	$1,014	$1,657
Home equity loans (post-reset)	1,055	1,569	1,524
Total home equity loans	$1,347	$2,583	$3,181	$17	$7,128
Installment and other
2020	$23	$58	$95
2019	79	106	134
2018	82	80	84
2017	26	27	30
2016	10	9	8
Prior	214	393	529
Personal, small business and other	$434	$673	$880	$2,522	$4,509
Total	$30,920	$68,634	$84,224	$5,450	$189,228
(1)The FICO bands in the tables are consistent with general industry peer presentations.
(2)Excludes $572 million of balances related to Canada.

FICO score distribution in U.S. portfolio(1)	December 31, 2019
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages	$3,608	$13,264	$28,442	$1,694	$47,008
Credit cards(2)	33,290	59,536	52,935	2,773	148,534
Home equity loans	1,901	3,530	3,732	60	9,223
Personal, small business and other	564	907	1,473	755	3,699
Total	$39,363	$77,237	$86,582	$5,282	$208,464

(1)The FICO bands in the tables are consistent with general industry peer presentations.
(2)Excludes $629 million of balances related to Canada.

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

LTV distribution in U.S. portfolio	December 31, 2020
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2020	$11,447	$1,543	$—
2019	7,029	376	2
2018	1,617	507	11
2017	2,711	269	4
2016	5,423	84	2
Prior	14,966	66	16
Total residential first mortgages	$43,193	$2,845	$35	$1,705	$47,778
Home equity loans (pre-reset)	$2,876	$50	$16
Home equity loans (post-reset)	3,782	290	58
Total home equity loans	$6,658	$340	$74	$56	$7,128
Total	$49,851	$3,185	$109	$1,761	$54,906

LTV distribution in U.S. portfolio	December 31, 2019
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages	$41,993	$3,313	$98	$1,604	$47,008
Home equity loans	8,101	829	237	56	9,223
Total	$50,094	$4,142	$335	$1,660	$56,231

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
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

	At and for the year ended December 31, 2020
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$1,787	$1,962	$157	$1,661	$68
Home equity loans	478	651	60	527	13
Credit cards	1,982	2,135	918	1,926	106
Personal, small business and other	552	552	210	463	63
Total	$4,799	$5,300	$1,345	$4,577	$250

	At and for the year ended December 31, 2019
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$1,666	$1,838	$161	$1,925	$60
Home equity loans	592	824	123	637	9
Credit cards	1,931	2,288	771	1,890	103
Personal, small business and other	419	455	135	683	55
Total	$4,608	$5,405	$1,190	$5,135	$227
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)For December 31, 2020, $211 million of residential first mortgages and $147 million of home equity loans do not have a specific allowance. For December 31, 2019, $405 million of residential first mortgages and $212 million of home equity loans do not have a specific allowance.
(3)Included in the Allowance for credit losses on loans.
(4)Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5)    Includes amounts recognized on both an accrual and cash basis.

Consumer Troubled Debt Restructurings(1)

	For the year ended December 31, 2020(1)
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	1,225	$209	$—	$—	$—	—%
Home equity loans	296	27	—	—	—	1
Credit cards	215,466	1,038	—	—	—	17
Personal, small business and other	2,452	28	—	—	—	5
Total(7)	219,439	$1,302	$—	$—	$—
International
Residential first mortgages	2,542	$141	$3	$—	$—	2%
Credit cards	90,694	401	—	—	12	15
Personal, small business and other	41,079	301	—	—	8	10
Total(7)	134,315	$843	$3	$—	$20

	For the year ended December 31, 2019
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	1,122	$172	$—	$—	$—	—%
Home equity loans	717	79	3	—	—	1
Credit cards	268,778	1,165	—	—	—	17
Personal, small business and other	1,719	15	—	—	—	5
Total(7)	272,336	$1,431	$3	$—	$—
International
Residential first mortgages	2,448	$74	$—	$—	$—	—%
Credit cards	72,325	288	—	—	10	17
Personal, small business and other	29,192	204	—	—	6	9
Total(7)	103,965	$566	$—	$—	$16

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $13 million of residential first mortgages and $2 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2020. These amounts include $9 million of residential first mortgages and $2 million of home equity loans that were newly classified as TDRs during 2020, based on previously received OCC guidance.
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
(8)    Post-modification balances in North America include $19 million of residential first mortgages and $7 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2019. These amounts include $11 million of residential first mortgages and $6 million of home equity loans that were newly classified as TDRs during 2019, based on previously received OCC guidance.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due.

	Years ended December 31,
In millions of dollars	2020	2019
North America
Residential first mortgages	$71	$85
Home equity loans	14	15
Credit cards	317	301
Personal, small business and other	4	4
Total	$406	$405
International
Residential first mortgages	$26	$13
Credit cards	178	142
Personal, small business and other	78	74
Total	$282	$229

Purchased Credit-Deteriorated Assets

	Year ended December 31, 2020
In millions of dollars	Credit cards	Mortgages(1)	Installment and other
Purchase price	$4	$49	$—
Allowance for credit losses at acquisition date	4	—	—
Discount or premium attributable to non-credit factors	—	—	—
Par value (amortized cost basis)	$8	$49	$—

(1)    Includes loans sold to agencies that were bought back at par due to repurchase agreements.

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	December 31, 2020	December 31, 2019
In North America offices(1)
Commercial and industrial	$57,731	$55,929
Financial institutions	55,809	53,922
Mortgage and real estate(2)	60,675	53,371
Installment and other	26,744	31,238
Lease financing	673	1,290
Total	$201,632	$195,750
In offices outside North America(1)
Commercial and industrial	$104,072	$112,668
Financial institutions	32,334	40,211
Mortgage and real estate(2)	11,371	9,780
Installment and other	33,759	27,303
Lease financing	65	95
Governments and official institutions	3,811	4,128
Total	$185,412	$194,185
Corporate loans, net of unearned income(3)	$387,044	$389,935
(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($844) million and ($814) million at December 31, 2020 and 2019, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

The Company sold and/or reclassified to held-for-sale $2.2 billion and $2.6 billion of corporate loans during the years ended December 31, 2020 and 2019, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the years ended December 31, 2020 or 2019.
Lease financing
Citi is a lessor in the power, railcars, shipping and aircraft sectors, where the Company has executed operating, direct financing and leveraged leases. Citi’s $0.7 billion of lease financing receivables, as of December 31, 2020, is composed of approximately equal balances of direct financing lease receivables and net investments in leveraged leases. Citi uses the interest rate implicit in the lease to determine the present value of its lease financing receivables. Interest income on direct financing and leveraged leases during the year ended December 31, 2020 was not material.
The Company’s leases have an average remaining maturity of approximately three and a half years. In certain cases, Citi obtains residual value insurance from third parties and/or the lessee to manage the risk associated with the residual value of the leased assets. The receivable related to the residual value of the leased assets is $0.3 billion as of December 31, 2020, while the amount covered by residual value guarantees is $0.2 billion.
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

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2020

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$400	$109	$509	$2,795	$153,036	$156,340
Financial institutions	668	65	733	92	86,864	87,689
Mortgage and real estate	450	247	697	505	70,836	72,038
Lease financing	62	12	74	24	640	738
Other	112	19	131	111	63,157	63,399
Loans at fair value						6,840
Total	$1,692	$452	$2,144	$3,527	$374,533	$387,044

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2019

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$676	$93	$769	$1,828	$164,249	$166,846
Financial institutions	791	3	794	50	91,008	91,852
Mortgage and real estate	534	4	538	188	62,425	63,151
Lease financing	58	9	67	41	1,277	1,385
Other	190	22	212	81	62,341	62,634
Loans at fair value						4,067
Total	$2,249	$131	$2,380	$2,188	$381,300	$389,935
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

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	Totals as of
In millions of dollars	2020	2019	2018	2017	2016	Prior		December 31, 2020	December 31, 2019
Investment grade(3)
Commercial and industrial(4)	$38,398	$7,607	$5,929	$3,909	$2,094	$8,670	$25,819	$92,426	$110,797
Financial institutions(4)	10,560	2,964	2,106	782	681	2,030	56,239	75,362	80,533
Mortgage and real estate	6,793	6,714	5,174	2,568	1,212	1,719	1,557	25,737	27,571
Other(5)	10,874	3,566	4,597	952	780	5,290	31,696	57,755	58,155
Total investment grade	$66,625	$20,851	$17,806	$8,211	$4,767	$17,709	$115,311	$251,280	$277,056
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$19,683	$4,794	$4,645	$2,883	$1,182	$4,533	$23,400	$61,120	$54,220
Financial institutions(4)	7,413	700	654	274	141	197	2,855	12,234	11,269
Mortgage and real estate	1,882	1,919	2,058	1,457	697	837	551	9,401	3,811
Other(5)	1,407	918	725	370	186	657	1,986	6,249	5,734
Non-accrual
Commercial and industrial(4)	260	203	192	143	57	223	1,717	2,795	1,828
Financial institutions	1	—	—	—	—	—	91	92	50
Mortgage and real estate	13	4	3	18	8	32	427	505	188
Other(5)	15	3	12	29	2	65	9	135	122
Total non-investment grade	$30,674	$8,541	$8,289	$5,174	$2,273	$6,544	$31,036	$92,531	$77,222
Non-rated private bank loans managed on a delinquency basis(3)(6)	$9,823	$7,121	$3,533	$3,674	$4,300	$7,942	$—	$36,393	$31,590
Loans at fair value(7)								6,840	4,067
Corporate loans, net of unearned income	$107,122	$36,513	$29,628	$17,059	$11,340	$32,195	$146,347	$387,044	$389,935
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)There were no significant revolving line of credit arrangements that converted to term loans during the year.
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

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	At and for the year ended December 31, 2020
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$2,795	$3,664	$442	$2,649	$14
Financial institutions	92	181	17	132	—
Mortgage and real estate	505	803	38	413	—
Lease financing	24	24	—	34	—
Other	111	235	18	174	21
Total non-accrual corporate loans	$3,527	$4,907	$515	$3,402	$35

	At and for the year ended December 31, 2019
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,828	$1,942	$283	$1,449	$33
Financial institutions	50	120	2	63	—
Mortgage and real estate	188	362	10	192	—
Lease financing	41	41	—	8	—
Other	81	202	4	76	9
Total non-accrual corporate loans	$2,188	$2,667	$299	$1,788	$42

	December 31, 2020		December 31, 2019
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$1,523	$442	$714	$283
Financial institutions	90	17	40	2
Mortgage and real estate	246	38	48	10
Lease financing	—	—	—	—
Other	68	18	7	4
Total non-accrual corporate loans with specific allowances	$1,927	$515	$809	$299
Non-accrual corporate loans without specific allowances
Commercial and industrial	$1,272		$1,114
Financial institutions	2		10
Mortgage and real estate	259		140
Lease financing	24		41
Other	43		74
Total non-accrual corporate loans without specific allowances	$1,600	N/A	$1,379	N/A
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Average carrying value represents the average recorded investment balance and does not include related specific allowances.
(3)Interest income recognized for the year ended December 31, 2018 was $56 million.
N/A Not applicable

Corporate Troubled Debt Restructurings(1)

For the year ended December 31, 2020

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$247	$—	$—	$247
Mortgage and real estate	19	—	—	19
Other	19	6	—	13
Total	$285	$6	$—	$279

For the year ended December 31, 2019

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$283	$19	$—	$264
Mortgage and real estate	16	—	—	16
Other	6	6	—	—
Total	$305	$25	$—	$280
(1)The above tables do not include loan modifications that meet the TDR relief criteria in the CARES Act or the interagency guidance.
(2)TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments. Because forgiveness of principal is rare for corporate loans, modifications typically have little to no impact on the loans’ projected cash flows and thus little to no impact on the allowance established for the loans. Charge-offs for amounts deemed uncollectible may be recorded at the time of the restructuring or may have already been recorded in prior periods such that no charge-off is required at the time of the modification.
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

In millions of dollars	TDR balances at December 31, 2020	TDR loans that re-defaulted in 2020 within one year of modification	TDR balances at December 31, 2019	TDR loans that re-defaulted in 2019 within one year of modification
Commercial and industrial	$325	$—	$426	$35
Financial institutions	—	—	—	—
Mortgage and real estate	92	—	79	—
Lease financing	—	—	—	—
Other	33	—	44	—
Total(1)	$450	$—	$549	$35

(1)The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

15. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2020	2019	2018
Allowance for credit losses on loans (ACLL) at beginning of year	$12,783	$12,315	$12,355
Adjustments to opening balance:
Financial instruments—credit losses (CECL)(1)	4,201	—	—
Variable post-charge-off third-party collection costs(1)	(443)	—	—
Adjusted ACLL at beginning of year	$16,541	$12,315	$12,355
Gross credit losses on loans	$(9,263)	$(9,341)	$(8,665)
Gross recoveries on loans	1,652	1,573	1,552
Net credit losses on loans (NCLs)	$(7,611)	$(7,768)	$(7,113)
NCLs	$7,611	$7,768	$7,113
Net reserve builds for loans	7,635	364	394
Net specific reserve builds (releases) for loans	676	86	(153)
Total provision for credit losses on loans (PCLL)	$15,922	$8,218	$7,354
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	4	—	—
Other, net (see table below)	100	18	(281)
ACLL at end of year	$24,956	$12,783	$12,315
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of year(2)	$1,456	$1,367	$1,258
Adjustment to opening balance for CECL adoption(1)	(194)	—	—
Provision (release) for credit losses on unfunded lending commitments	1,446	92	113
Other, net(3)	(53)	(3)	(4)
ACLUC at end of year(2)	$2,655	$1,456	$1,367
Total allowance for credit losses on loans, leases and unfunded lending commitments	$27,611	$14,239	$13,682

Other, net details
In millions of dollars	2020	2019	2018
Sales or transfers of various consumer loan portfolios to HFS
Transfer of real estate loan portfolios	$(4)	$(42)	$(91)
Transfer of other loan portfolios	—	—	(110)
Sales or transfers of various consumer loan portfolios to HFS	$(4)	$(42)	$(201)
FX translation	97	60	(60)
Other	7	—	(20)
Other, net	$100	$18	$(281)

(1)See “Accounting Changes” in Note 1 to the Consolidated Financial Statements for additional details.
(2)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(3)2020 includes a non-provision transfer of $68 million, representing reserves on performance guarantees. The reserves on these contracts have been reclassified out of the allowance for credit losses on unfunded lending commitments and into Other liabilities on the Consolidated Balance Sheet beginning in 2020.

Allowance for Credit Losses on Loans and End-of-Period Loans at December 31, 2020

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,886	$9,897	$12,783
Adjustments to opening balance:
Financial instruments—credit losses (CECL)(1)	(721)	4,922	4,201
Variable post-charge-off third-party collection costs(1)	—	(443)	(443)
Adjusted ACLL at beginning of year	$2,165	$14,376	$16,541
Charge-offs	$(1,072)	$(8,191)	$(9,263)
Recoveries	86	1,566	1,652
Replenishment of net charge-offs	986	6,625	7,611
Net reserve builds (releases)	2,890	4,745	7,635
Net specific reserve builds (releases)	282	394	676
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the year	—	4	4
Other	65	35	100
Ending balance	$5,402	$19,554	$24,956
Allowance for credit losses on loans
Collectively evaluated	$4,887	$18,207	$23,094
Individually evaluated	515	1,345	1,860
Purchased credit deteriorated	—	2	2
Total allowance for credit losses on loans	$5,402	$19,554	$24,956
Loans, net of unearned income
Collectively evaluated	$376,677	$283,885	$660,562
Individually evaluated	3,527	4,799	8,326
Purchased credit deteriorated	—	141	141
Held at fair value	6,840	14	6,854
Total loans, net of unearned income	$387,044	$288,839	$675,883

(1)See “Accounting Changes” in Note 1 to the Consolidated Financial Statements for additional details.

Allowance for Credit Losses on Loans and End-of-Period Loans at December 31, 2019

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,811	$9,504	$12,315
Charge-offs	(487)	(8,854)	(9,341)
Recoveries	95	1,478	1,573
Replenishment of net charge-offs	392	7,376	7,768
Net reserve builds (releases)	96	268	364
Net specific reserve builds (releases)	(21)	107	86
Other	—	18	18
Ending balance	$2,886	$9,897	$12,783
Allowance for credit losses on loans
Collectively evaluated	$2,587	$8,706	$11,293
Individually evaluated	299	1,190	1,489
Purchased credit deteriorated	—	1	1
Total allowance for credit losses on loans	$2,886	$9,897	$12,783
Loans, net of unearned income
Collectively evaluated	$383,828	$304,794	$688,622
Individually evaluated	2,040	4,608	6,648
Purchased credit deteriorated	—	128	128
Held at fair value	4,067	18	4,085
Total loans, net of unearned income	$389,935	$309,548	$699,483

Allowance for Credit Losses on Loans at December 31, 2018

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,943	$9,412	$12,355
Charge-offs	(343)	(8,322)	(8,665)
Recoveries	138	1,414	1,552
Replenishment of net charge-offs	205	6,908	7,113
Net reserve builds (releases)	42	352	394
Net specific reserve builds (releases)	(151)	(2)	(153)
Other	$(23)	$(258)	$(281)
Ending balance	$2,811	$9,504	$12,315

Allowance for Credit Losses on HTM Debt Securities

	Year ended December 31, 2020
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	—	61	4	5	70
Net credit losses (NCLs)	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	(2)	10	(2)	1	7
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(2)	$10	$(2)	$1	$7
Other, net	$5	$3	$4	$(3)	$9
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the year	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of year	$3	$74	$6	$3	$86

Allowance for Credit Losses on Other Assets

	Year ended December 31, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of year	$—	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	6	14	2	1	3	26
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(6)	5	8	(1)	1	7
Total provision for credit losses	$(6)	$5	$8	$(1)	$1	$7
Other, net	$—	$1	$—	$—	$21	$22
Allowance for credit losses on other assets at end of year	$—	$20	$10	$—	$25	$55

(1)Primarily accounts receivable.

For ACL on AFS debt securities, see Note 13 to the Consolidated Financial Statements.

16.  GOODWILL AND INTANGIBLE ASSETS
Goodwill

The changes in Goodwill by segment were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other	Total
Balance at December 31, 2017	$12,128	$10,112	$16	$22,256
Foreign exchange translation	$(41)	$(153)	$—	$(194)
Divestitures(1)	—	—	(16)	(16)
Balance at December 31, 2018	$12,087	$9,959	$—	$22,046
Foreign exchange translation	$15	$65	$—	$80
Balance at December 31, 2019	$12,102	$10,024	$—	$22,126
Foreign exchange translation	$40	$(4)	$—	$36
Balance at December 31, 2020	$12,142	$10,020	$—	$22,162

(1)    Primarily related to the sale of consumer operations in Colombia in 2018.

The Company performed its annual goodwill impairment test as of July 1, 2020, at the level below each business segment (referred to as a reporting unit) which indicated that the fair values of the Company’s reporting units as a percentage of their carrying values ranged from approximately 115% to 136%, resulting in no impairment. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the economic environment and Citi’s outlook continues to evolve due to the challenges and uncertainties related to the impact of the COVID-19 pandemic. Further deterioration in macroeconomic and market conditions, including potential adverse effects to economic forecasts due to the severity and duration of the pandemic, as well as the responses of governments, customers and clients, could negatively influence the assumptions used in the valuations, in particular, the discount rates, exit multiples and growth rates used in net income projections. If the future were to differ from management’s estimate of key assumptions (e.g., net interest revenue and loan volume), and associated cash flows were to decrease, Citi could potentially experience material goodwill impairment charges in the future.
For additional information regarding Citi’s goodwill impairment testing process, see the following Notes to the Consolidated Financial Statements: Note 1 for Citi’s Accounting Policy for goodwill, including the adoption of a new accounting standard regarding the subsequent measurement of goodwill, and Note 3 for a description of Citi’s Business Segments.

Intangible Assets
The components of intangible assets were as follows:

	December 31, 2020			December 31, 2019
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,648	$4,229	$1,419	$5,676	$4,059	$1,617
Credit card contract-related intangibles(1)	3,929	1,276	2,653	5,393	3,069	2,324
Core deposit intangibles	45	44	1	434	433	1
Other customer relationships	455	314	141	424	275	149
Present value of future profits	32	30	2	34	31	3
Indefinite-lived intangible assets	190	—	190	228	—	228
Other	72	67	5	82	77	5
Intangible assets (excluding MSRs)	$10,371	$5,960	$4,411	$12,271	$7,944	$4,327
Mortgage servicing rights (MSRs)(2)	336	—	336	495	—	495
Total intangible assets	$10,707	$5,960	$4,747	$12,766	$7,944	$4,822
(1)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 96% of the aggregate net carrying amount as of December 31, 2020.
(2)For additional information on Citi’s MSRs, see Note 21 to the Consolidated Financial Statements.

Intangible assets amortization expense was $419 million, $564 million and $557 million for 2020, 2019 and 2018, respectively. Intangible assets amortization expense is estimated to be $364 million in 2021, $350 million in 2022, $351 million in 2023, $365 million in 2024 and $370 million in 2025.
The changes in intangible assets were as follows:

	Net carrying amount at	Acquisitions/				Net carrying amount at
In millions of dollars	December 31, 2019	renewals/ divestitures	Amortization	Impairments	FX translation and other	December 31, 2020
Purchased credit card relationships(1)	$1,617	$11	$(200)	$(10)	$1	$1,419
Credit card contract-related intangibles(2)	2,324	509	(183)	—	3	2,653
Core deposit intangibles	1	—	—	—	—	1
Other customer relationships	149	—	(24)	—	16	141
Present value of future profits	3	—	—	—	(1)	2
Indefinite-lived intangible assets	228	—	—	(28)	(10)	190
Other	5	7	(12)	—	5	5
Intangible assets (excluding MSRs)	$4,327	$527	$(419)	$(38)	$14	$4,411
Mortgage servicing rights (MSRs)(3)	495					336
Total intangible assets	$4,822					$4,747
(1)Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract-related intangibles and include credit card accounts primarily in the Costco, Macy’s and Sears portfolios.
(2)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represent 96% of the aggregate net carrying amount at December 31, 2020 and 2019. During 2020, Citi renewed its contract with American Airlines.
(3)For additional information on Citi’s MSRs, including the rollforward from 2019 to 2020, see Note 21 to the Consolidated Financial Statements.

17.  DEBT
Short-Term Borrowings

	December 31,
	2020		2019
In millions of dollars	Balance	Weighted average coupon	Balance	Weighted average coupon
Commercial paper
Bank(1)	$10,022		$10,155
Broker-dealer and other(2)	7,988		6,321
Total commercial paper	$18,010	0.77%	$16,476	1.98%
Other borrowings(3)	11,504	0.48	28,573	1.94
Total	$29,514		$45,049

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At December 31, 2020 and 2019, collateralized short-term advances from Federal Home Loan Banks were $4.0 billion and $17.6 billion, respectively.

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
Long-Term Debt

			Balances at December 31,
In millions of dollars	Weighted average coupon(1)	Maturities	2020	2019
Citigroup Inc.(2)
Senior debt	2.82%	2021-2098	$142,197	$123,292
Subordinated debt(3)	4.38	2022-2046	26,636	25,463
Trust preferred securities	6.26	2036-2067	1,730	1,722
Bank(4)
Senior debt	1.64	2021-2049	44,742	53,340
Broker-dealer(5)
Senior debt	0.72	2021-2070	55,896	44,817
Subordinated debt(3)	—	2022-2046	485	126
Total	2.66%		$271,686	$248,760
Senior debt			$242,835	$221,449
Subordinated debt(3)			27,121	25,589
Trust preferred securities			1,730	1,722
Total			$271,686	$248,760

(1)The weighted average coupon excludes structured notes accounted for at fair value.
(2)Represents the parent holding company.
(3)Includes notes that are subordinated within certain countries, regions or subsidiaries.
(4)Represents Citibank entities as well as other bank entities. At December 31, 2020 and 2019, collateralized long-term advances from Federal Home Loan Banks were $10.9 billion and $5.5 billion, respectively.
(5)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

The Company issues both fixed- and variable-rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed-rate debt to variable-rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2020, the Company’s overall weighted average interest rate for long-term debt, excluding structured notes accounted for at fair value, was 2.66% on a contractual basis and 2.64% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2021	2022	2023	2024	2025	Thereafter	Total
Citigroup Inc.	$15,605	$13,159	$14,805	$12,329	$13,733	$100,933	$170,564
Bank	18,577	14,608	2,685	4,588	501	3,782	44,741
Broker-dealer	9,139	8,978	8,557	4,089	4,643	20,975	56,381
Total	$43,321	$36,745	$26,047	$21,006	$18,877	$125,690	$271,686

The following table summarizes Citi’s outstanding trust preferred securities at December 31, 2020:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	137	3 mo Sterling LIBOR + 88.75 bps	50	137	June 28, 2067	June 28, 2017
Total obligated			$2,577			$2,583

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

18. REGULATORY CAPITAL

Citigroup is subject to risk-based capital and leverage standards issued by the Federal Reserve Board, which constitute the U.S. Basel III rules. Citi’s U.S.-insured depository institution subsidiaries, including Citibank, are subject to similar standards issued by their respective primary bank regulatory agencies. These standards are used to evaluate capital adequacy and include the required minimums shown in the following table. The regulatory agencies are required by law to take specific, prompt corrective actions with respect to institutions that do not meet minimum capital standards.
 The following table sets forth for Citigroup and Citibank the regulatory capital tiers, total risk-weighted assets, quarterly adjusted average total assets, Total Leverage Exposure, risk-based capital ratios and leverage ratios:

In millions of dollars, except ratios	Stated minimum	Citigroup			Citibank
		Well- capitalized minimum	December 31, 2020	December 31, 2019	Well- capitalized minimum	December 31, 2020	December 31, 2019
Common Equity Tier 1 Capital			$147,274	$137,798		$142,884	$130,720
Tier 1 Capital			167,053	155,805		144,992	132,847
Total Capital (Tier 1 Capital + Tier 2 Capital)—Standardized Approach			204,849	193,711		169,235	157,253
Total Capital (Tier 1 Capital + Tier 2 Capital)—Advanced Approaches			195,959	181,337		161,294	145,918
Total risk-weighted assets—Standardized Approach			1,221,576	1,168,848		1,030,081	1,022,607
Total risk-weighted assets—Advanced Approaches			1,255,284	1,142,804		1,012,129	938,735
Quarterly adjusted average total assets(1)			2,265,615	1,957,039		1,680,056	1,459,780
Total Leverage Exposure(2)			2,386,881	2,513,702		2,167,969	1,958,173
Common Equity Tier 1 Capital ratio(3)	4.5%	N/A	11.73%	11.79%	6.5%	13.87%	12.78%
Tier 1 Capital ratio(3)	6.0	6.0%	13.31	13.33	8.0	14.08	12.99
Total Capital ratio(3)	8.0	10.0	15.61	15.87	10.0	15.94	15.38
Tier 1 Leverage ratio	4.0	N/A	7.37	7.96	5.0	8.63	9.10
Supplementary Leverage ratio	3.0	N/A	7.00	6.20	6.0	6.69	6.78

(1)Tier 1 Leverage ratio denominator.
(2)Supplementary Leverage ratio denominator.
(3)Citigroup’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios as of December 31, 2020 were the lower derived under the Basel III Advanced Approaches frameworks, whereas Citigroup’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach and the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework as of December 31, 2019. As of December 31, 2020 and 2019, Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the Total Capital ratios were the lower derived under the Basel III Advanced Approaches frameworks as of December 31, 2020 and the lower derived under the Standardized Approach as of December 31, 2019.
N/A Not applicable

As indicated in the table above, Citigroup and Citibank were “well capitalized” under the current federal bank regulatory agency definitions as of December 31, 2020 and 2019.

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
In determining the dividends, each subsidiary depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal bank regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $2.3 billion and $17.3 billion in dividends from Citibank during 2020 and 2019, respectively.

19.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges(5)	Accumulated other comprehensive income (loss)
Balance, December 31, 2017	$(1,158)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,668)
Adjustment to opening balance, net of taxes(6)	$(3)	$—	$—	$—	$—	$—	$(3)
Adjusted balance, beginning of year	$(1,161)	$(921)	$(698)	$(6,183)	$(25,708)	$—	$(34,671)
Other comprehensive income before reclassifications	(866)	1,081	(135)	(240)	(2,607)	(57)	(2,824)
Increase (decrease) due to amounts reclassified from AOCI (7)	(223)	32	105	166	245	—	325
Change, net of taxes	$(1,089)	$1,113	$(30)	$(74)	$(2,362)	$(57)	$(2,499)
Balance, December 31, 2018	$(2,250)	$192	$(728)	$(6,257)	$(28,070)	$(57)	$(37,170)
Other comprehensive income before reclassifications	3,065	(1,151)	549	(758)	(321)	25	1,409
Increase (decrease) due to amounts reclassified from AOCI	(1,080)	15	302	206	—	—	(557)
Change, net of taxes	$1,985	$(1,136)	$851	$(552)	$(321)	$25	$852
Balance at December 31, 2019	$(265)	$(944)	$123	$(6,809)	$(28,391)	$(32)	$(36,318)
Other comprehensive income before reclassifications	4,837	(490)	2,027	(287)	(250)	(15)	5,822
Increase (decrease) due to amounts reclassified from AOCI	(1,252)	15	(557)	232	—	—	(1,562)
Change, net of taxes	$3,585	$(475)	$1,470	$(55)	$(250)	$(15)	$4,260
Balance at December 31, 2020	$3,320	$(1,419)	$1,593	$(6,864)	$(28,641)	$(47)	$(32,058)
(1)Changes in DVA are reflected as a component of AOCI, pursuant to the adoption of ASU 2016-01 relating to the presentation of DVA on fair value option liabilities.
(2)Primarily driven by Citi’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.
(3)Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income.
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, South Korean won and Euro against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2020. Primarily reflects the movements in (by order of impact) the Indian rupee, Brazilian real, Chilean peso and Euro against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2019. Primarily reflects the movements in (by order of impact) the Brazilian real, Indian rupee, Mexican peso and Australian dollar against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2018. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)Beginning in the first quarter of 2018, changes in the excluded component of fair value hedges are reflected as a component of AOCI, pursuant to the early adoption of ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. See Note 1 of the Consolidated Financial Statements for further information regarding this change.
(6)Citi adopted ASU 2016-01 and ASU 2018-03 on January 1, 2018. Upon adoption, a cumulative effect adjustment was recorded from AOCI to Retained earnings for net unrealized gains on former AFS equity securities. For additional information, see Note 1 to the Consolidated Financial Statements.
(7)Includes the impact of the release of foreign currency translation adjustment, net of hedges, upon meeting the accounting trigger for substantial liquidation of Citi’s Japan Consumer Finance business during the fourth quarter of 2018. See Note 1 to the Consolidated Financial Statements.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect(1)	After-tax
Balance, December 31, 2017	$(41,228)	$6,560	$(34,668)
Adjustment to opening balance(2)	(4)	1	(3)
Adjusted balance, beginning of year	$(41,232)	$6,561	$(34,671)
Change in net unrealized gains (losses) on investment securities	(1,435)	346	(1,089)
Debt valuation adjustment (DVA)	1,415	(302)	1,113
Cash flow hedges	(38)	8	(30)
Benefit plans	(94)	20	(74)
Foreign currency translation adjustment	(2,624)	262	(2,362)
Excluded component of fair value hedges	(74)	17	(57)
Change	$(2,850)	$351	$(2,499)
Balance, December 31, 2018	$(44,082)	$6,912	$(37,170)
Change in net unrealized gains (losses) on investment securities	2,633	(648)	1,985
Debt valuation adjustment (DVA)	(1,473)	337	(1,136)
Cash flow hedges	1,120	(269)	851
Benefit plans	(671)	119	(552)
Foreign currency translation adjustment	(332)	11	(321)
Excluded component of fair value hedges	33	(8)	25
Change	$1,310	$(458)	$852
Balance, December 31, 2019	$(42,772)	$6,454	$(36,318)
Change in net unrealized gains (losses) on AFS debt securities	4,799	(1,214)	3,585
Debt valuation adjustment (DVA)	(616)	141	(475)
Cash flow hedges	1,925	(455)	1,470
Benefit plans	(78)	23	(55)
Foreign currency translation adjustment	(227)	(23)	(250)
Excluded component of fair value hedges	(23)	8	(15)
Change	$5,780	$(1,520)	$4,260
Balance, December 31, 2020	$(36,992)	$4,934	$(32,058)
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

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Year ended December 31,
In millions of dollars	2020	2019	2018
Realized (gains) losses on sales of investments	$(1,756)	$(1,474)	$(421)
Gross impairment losses	109	23	125
Subtotal, pretax	$(1,647)	$(1,451)	$(296)
Tax effect	395	371	73
Net realized (gains) losses on investments, after-tax(1)	$(1,252)	$(1,080)	$(223)
Realized DVA (gains) losses on fair value option liabilities, pretax	$20	$20	$41
Tax effect	(5)	(5)	(9)
Net realized DVA, after-tax	$15	$15	$32
Interest rate contracts	$(734)	$384	$301
Foreign exchange contracts	4	7	17
Subtotal, pretax	$(730)	$391	$318
Tax effect	173	(89)	(213)
Amortization of cash flow hedges, after-tax(2)	$(557)	$302	$105
Amortization of unrecognized:
Prior service cost (benefit)	$(5)	$(12)	$(34)
Net actuarial loss	322	286	248
Curtailment/settlement impact(3)	(8)	1	6
Subtotal, pretax	$309	$275	$220
Tax effect	(77)	(69)	(54)
Amortization of benefit plans, after-tax(3)	$232	$206	$166
Excluded component of fair value hedges, pretax	$—	$—	$—
Tax effect	—	—	—
Excluded component of fair value hedges, after-tax	$—	$—	$—
Foreign currency translation adjustment, pretax	$—	$—	$34
Tax effect	—	—	211
Foreign currency translation adjustment, after-tax	$—	$—	$245
Total amounts reclassified out of AOCI, pretax	$(2,048)	$(765)	$317
Total tax effect	486	208	8
Total amounts reclassified out of AOCI, after-tax	$(1,562)	$(557)	$325
(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.
(2)See Note 22 to the Consolidated Financial Statements for additional details.
(3)See Note 8 to the Consolidated Financial Statements for additional details.

20.  PREFERRED STOCK
The following table summarizes the Company’s preferred stock outstanding:

				Redemption price per depositary share/preference share		Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate		Number of depositary shares	December 31, 2020	December 31, 2019
Series A(1)	October 29, 2012	January 30, 2023	5.950%	$1,000	1,500,000	$1,500	$1,500
Series B(2)	December 13, 2012	February 15, 2023	5.900	1,000	750,000	750	750
Series D(3)	April 30, 2013	May 15, 2023	5.350	1,000	1,250,000	1,250	1,250
Series J(4)	September 19, 2013	September 30, 2023	7.125	25	38,000,000	950	950
Series K(5)	October 31, 2013	November 15, 2023	6.875	25	59,800,000	1,495	1,495
Series M(6)	April 30, 2014	May 15, 2024	6.300	1,000	1,750,000	1,750	1,750
Series O(7)	March 20, 2015	March 27, 2020	5.875	1,000	1,500,000	—	1,500
Series P(8)	April 24, 2015	May 15, 2025	5.950	1,000	2,000,000	2,000	2,000
Series Q(9)	August 12, 2015	August 15, 2020	4.316	1,000	1,250,000	1,250	1,250
Series R(10)	November 13, 2015	November 15, 2020	4.699	1,000	1,500,000	1,500	1,500
Series S(11)	February 2, 2016	February 12, 2021	6.300	25	41,400,000	1,035	1,035
Series T(12)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series U(13)	September 12, 2019	September 12, 2024	5.000	1,000	1,500,000	1,500	1,500
Series V(14)	January 23, 2020	January 30, 2025	4.700	1,000	1,500,000	1,500	—
Series W(15)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	—
						$19,480	$17,980
(1)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on January 30 and July 30 at a fixed rate until, but excluding, January 30, 2023, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(2)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on February 15 and August 15 at a fixed rate until, but excluding, February 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(3)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, May 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(4)Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on March 30, June 30, September 30 and December 30 at a fixed rate until, but excluding, September 30, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(5)Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, November 15, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(6)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, May 15, 2024, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(7)The Series O preferred stock was redeemed in full on March 27, 2020.
(8)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, May 15, 2025, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(9)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on February 15 and August 15 at a fixed rate until, but excluding, August 15, 2020, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(10)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until November 15, 2020, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(11)Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 12, May 12, August 12 and November 12 at a fixed rate, in each case when, as and if declared by the Citi Board of Directors.
(12)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on February 15 and August 15 at a fixed rate until, but excluding, August 15, 2026, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(13)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on March 12 and September 12 at a fixed rate until, but excluding, September 12, 2024, thereafter payable quarterly on March 12, June 12, September 12 and December 12 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(14)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on January 30 and July 30 at a fixed rate until, but excluding, January 30, 2025, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(15)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on March 10, June 10, September 10 and December 10 at a fixed rate until, but excluding, December 10, 2025, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

During 2020, Citi distributed $1,095 million in dividends on its outstanding preferred stock. On January 21, 2021, Citi declared preferred dividends of approximately $292 million for the first quarter of 2021.
During the first quarter of 2021, Citi issued $2.3 billion of Series X preferred shares. In addition, Citi redeemed all of its Series S preferred shares for $1.035 billion, and $465 million of its Series R preferred shares. As of February 26, 2021, Citi estimates it will distribute preferred dividends of approximately $254 million, $293 million and $254 million in the second, third and fourth quarters of 2021, respectively, subject to such dividends being declared by the Citi Board of Directors.

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
The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Citigroup would be deemed to have a controlling financial interest and be the primary beneficiary if it has both of the following characteristics:

•power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and
•an obligation to absorb losses of the entity that could potentially be significant to the VIE, or a right to receive benefits from the entity that could potentially be significant to the VIE.

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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of December 31, 2020
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$32,420	$32,420	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	123,999	—	123,999	1,948	—	—	61	2,009
Non-agency-sponsored	46,132	939	45,193	2,550	—	2	1	2,553
Citi-administered asset-backed commercial paper conduits	16,730	16,730	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,332	—	18,332	4,273	—	—	—	4,273
Asset-based financing(5)	222,274	8,069	214,205	25,153	1,587	9,114	—	35,854
Municipal securities tender option bond trusts (TOBs)	3,349	835	2,514	—	—	1,611	—	1,611
Municipal investments	20,335	—	20,335	2,569	4,056	3,041	—	9,666
Client intermediation	1,352	910	442	88	—	—	56	144
Investment funds	488	153	335	—	—	15	—	15
Other	—	—	—	—	—	—	—	—
Total	$485,411	$60,056	$425,355	$36,581	$5,643	$13,783	$118	$56,125

	As of December 31, 2019
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$43,534	$43,534	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	117,374	—	117,374	2,671	—	—	72	2,743
Non-agency-sponsored	39,608	1,187	38,421	876	—	—	1	877
Citi-administered asset-backed commercial paper conduits	15,622	15,622	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	17,395	—	17,395	4,199	—	—	—	4,199
Asset-based financing(5)	196,728	6,139	190,589	23,756	1,151	9,524	—	34,431
Municipal securities tender option bond trusts (TOBs)	6,950	1,458	5,492	4	—	3,544	—	3,548
Municipal investments	20,312	—	20,312	2,636	4,274	3,034	—	9,944
Client intermediation	1,455	1,391	64	4	—	—	—	4
Investment funds	827	174	653	5	—	16	1	22
Other	352	1	351	169	—	39	—	208
Total	$460,157	$69,506	$390,651	$34,320	$5,425	$16,157	$74	$55,976

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s December 31, 2020 and 2019 Consolidated Balance Sheet.
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
(5)    Included within this line are loans to third-party sponsored private equity funds, which represent $78 billion and $69 billion in unconsolidated VIE assets and $425 million and $711 million in maximum exposure to loss as of December 31, 2020 and 2019, respectively.

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
•certain third-party sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of December 31, 2020 and 2019, the Company’s maximum exposure to loss related to these deals was $57 billion and $52.5 billion, respectively (for more information on these positions, see Notes 14 and 26 to the Consolidated Financial Statements);
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
•certain representations and warranties exposures in legacy ICG-sponsored mortgage- and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $5.22 billion and $6 billion at December 31, 2020 and 2019, respectively;
•certain representations and warranties exposures in Citigroup residential mortgage securitizations in which the original mortgage loan balances are no longer outstanding; and
•VIEs such as trust preferred securities trusts used in connection with the Company’s funding activities. The Company does not have a variable interest in these trusts.
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

	December 31, 2020		December 31, 2019
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$2	$—	$—
Asset-based financing	—	9,114	—	9,524
Municipal securities tender option bond trusts (TOBs)	1,611	—	3,544	—
Municipal investments	—	3,041	—	3,034
Investment funds	—	15	—	16
Other	—	—	—	39
Total funding commitments	$1,611	$12,172	$3,544	$12,613
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

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	December 31, 2020	December 31, 2019
Cash	$—	$—
Trading account assets	2.0	2.6
Investments	10.6	9.9
Total loans, net of allowance	29.3	26.7
Other	0.3	0.5
Total assets	$42.2	$39.7

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
Citi utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	December 31, 2020	December 31, 2019
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$15.7	$19.7
Retained by Citigroup as trust-issued securities	7.9	6.2
Retained by Citigroup via non-certificated interests	11.1	17.8
Total	$34.7	$43.7

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

In billions of dollars	2020	2019	2018
Proceeds from new securitizations	$0.3	$—	$6.8
Pay down of maturing notes	(4.3)	(7.6)	(8.3)

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

Master Trust Liabilities (at Par Value)
The Master Trust issues fixed- and floating-rate term notes. Some of the term notes may be issued to multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Master Trust was 2.9 years as of December 31, 2020 and 3.1 years as of December 31, 2019.

In billions of dollars	Dec. 31, 2020	Dec. 31, 2019
Term notes issued to third parties	$13.9	$18.2
Term notes retained by Citigroup affiliates	2.7	4.3
Total Master Trust liabilities	$16.6	$22.5

Omni Trust Liabilities (at Par Value)
The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.1 years as of December 31, 2020 and 1.6 years as of December 31, 2019.

In billions of dollars	Dec. 31, 2020	Dec. 31, 2019
Term notes issued to third parties	$1.8	$1.5
Term notes retained by Citigroup affiliates	5.2	1.9
Total Omni Trust liabilities	$7.0	$3.4

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

The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	2020		2019		2018
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$9.4	$11.3	$5.3	$15.6	$4.0	$5.6
Proceeds from new securitizations(1)	10.0	11.4	5.5	15.5	4.2	7.1
Contractual servicing fees received	0.1	—	0.1	—	0.1	—
Purchases of previously transferred financial assets	0.4	—	0.2	—	0.2	—

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

Agency and non-agency securitization gains for the year ended December 31, 2020 were $88.4 million and $139.4 million, respectively.
Agency and non-agency securitization gains for the year ended December 31, 2019 were $16 million and $73.4 million, respectively, and $17 million and $36 million, respectively, for the year ended December 31, 2018.

	2020			2019
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$315	$1,210	$145	$491	$748	$102

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $112 million related to personal loan securitizations at December 31, 2020.
(3)    Retained interests consist of Level 2 or Level 3 assets depending on the observability of significant inputs. See Note 24 to the Consolidated Financial Statements for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	December 31, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.4%	1.7%	3.0%
Weighted average constant prepayment rate	25.8%	3.4%	25.0%
Weighted average anticipated net credit losses(2)	NM	1.7%	0.5%
Weighted average life	4.8 years	3.8 years	2.3 years

	December 31, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.3%	3.6%	4.6%
Weighted average constant prepayment rate	12.9%	10.5%	7.6%
Weighted average anticipated net credit losses(2)	NM	3.9%	2.8%
Weighted average life	6.6 years	3.0 years	11.4 years

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	December 31, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.9%	7.2%	4.3%
Weighted average constant prepayment rate	22.7%	5.3%	4.7%
Weighted average anticipated net credit losses(2)	NM	1.2%	1.4%
Weighted average life	4.5 years	5.3 years	4.7 years

	December 31, 2019
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.8%	7.6%	4.2%
Weighted average constant prepayment rate	10.1%	3.6%	6.1%
Weighted average anticipated net credit losses(2)	NM	5.2%	2.7%
Weighted average life	6.6 years	5.9 years	29.3 years

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

The sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions is presented in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	December 31, 2020
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(8)	$—	$(1)
Adverse change of 20%	(15)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(21)	—	—
Adverse change of 20%	(40)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2019
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(18)	$—	$(1)
Adverse change of 20%	(35)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(18)	—	—
Adverse change of 20%	(35)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

	Securitized assets		90 days past due		Liquidation losses
In billions of dollars, except liquidation losses in millions	2020	2019	2020	2019	2020	2019
Securitized assets
Residential mortgages(1)	$16.9	$11.7	$0.5	$0.4	$26.2	$49.0
Commercial and other	23.9	19.0	—	—	—	—
Total	$40.8	$30.7	$0.5	$0.4	$26.2	$49.0

(1)     Securitized assets include $0.2 billion of personal loan securitizations as of December 31, 2020.

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
These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $336 million and $495 million at December 31, 2020 and 2019, respectively. The MSRs correspond to principal loan balances of $53 billion and $58 billion as of December 31, 2020 and 2019, respectively.
The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2020	2019
Balance, beginning of year	$495	$584
Originations	123	70
Changes in fair value of MSRs due to changes in inputs and assumptions	(204)	(84)
Other changes(1)	(78)	(75)
Sale of MSRs	—	—
Balance, as of December 31	$336	$495

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
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

In millions of dollars	2020	2019	2018
Servicing fees	$142	$148	$172
Late fees	5	8	4
Ancillary fees	—	1	8
Total MSR fees	$147	$157	$184

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the years ended December 31, 2020 and 2019. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of December 31, 2020 and December 31, 2019, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the years ended December 31, 2020 and 2019, Citi transferred agency securities with a fair value of approximately $42.8 billion and $31.9 billion, respectively, to re-securitization entities.
As of December 31, 2020, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.6 billion (including $916 million related to re-securitization transactions executed in 2020) compared to $2.2 billion as of December 31, 2019 (including $1.3 billion related to re-securitization transactions executed in 2019), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2020 and 2019 was approximately $83.6 billion and $73.5 billion, respectively.
As of December 31, 2020 and 2019, the Company did not consolidate any private label or agency re-securitization entities.

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
The conduits administered by Citi do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. At December 31, 2020 and 2019, the commercial paper conduits administered by Citi had approximately $16.7 billion and $15.6 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $17.1 billion and $16.3 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At December 31, 2020 and 2019, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 54 and 49 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.5 billion as of December 31, 2020 and $1.4 billion as of December 31, 2019. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
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
Finally, Citi is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, Citi purchases commercial paper, including commercial paper issued by Citigroup's conduits. At December 31, 2020 and 2019, the Company owned $6.6 billion and $5.5 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
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

    The following tables summarize selected cash flow information and retained interests related to Citigroup CLOs:

In billions of dollars	2020	2019	2018
Principal securitized	$0.1	$—	$—
Proceeds from new securitizations	0.1	—	—
Cash flows received on retained interests and other net cash flows	—	—	0.1

In millions of dollars	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2018
Carrying value of retained interests	$1,611	$1,404	$3,142

    All of Citi’s retained interests were held-to-maturity securities as of December 31, 2020 and 2019.
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

	December 31, 2020
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$34,570	$7,758
Corporate loans	12,022	7,654
Other (including investment funds, airlines and shipping)	167,613	20,442
Total	$214,205	$35,854

	December 31, 2019
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$31,377	$7,489
Corporate loans	7,088	5,802
Other (including investment funds, airlines and shipping)	152,124	21,140
Total	$190,589	$34,431

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
For certain customer TOB trusts, Citi may also serve as a voluntary advance provider. In this capacity, the Company may, but is not obligated to, make loan advances to customer TOB trusts to purchase optionally tendered Floaters that have not otherwise been successfully remarketed to new investors. Such loans are secured by pledged Floaters. As of December 31, 2020, Citi had no outstanding voluntary advances to customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At December 31, 2020 and 2019, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
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
At December 31, 2020 and 2019, liquidity agreements provided with respect to customer TOB trusts totaled $1.6 billion and $3.5 billion, respectively, of which $0.8 billion and $1.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
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
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $3.6 billion as of December 31, 2020 and $7.0 billion as of December 31, 2019. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

Investment Funds
The Company is the investment manager for certain investment funds and retirement funds that invest in various asset classes including private equity, hedge funds, real estate, fixed income and infrastructure. Citigroup earns a management fee, which is a percentage of capital under management, and may earn performance fees. In addition, for some of these funds the Company has an ownership interest in the investment funds. Citi has also established a number of investment funds as opportunities for qualified colleagues to invest in private equity investments. The Company acts as investment manager for these funds and may provide colleagues with financing on both recourse and non-recourse bases for a portion of the colleagues’ investment commitments.

22.  DERIVATIVES
In the ordinary course of business, Citigroup enters into various types of derivative transactions, which include:

•Futures and forward contracts, which are commitments to buy or sell at a future date a financial instrument, commodity or currency at a contracted price that may be settled in cash or through delivery of an item readily convertible to cash.
•Swap contracts, which are commitments to settle in cash at a future date or dates that may range from a few days to a number of years, based on differentials between specified indices or financial instruments, as applied to a notional principal amount.
•Option contracts, which give the purchaser, for a premium, the right, but not the obligation, to buy or sell within a specified time a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.

Swaps, forwards and some option contracts are over-the-counter (OTC) derivatives that are bilaterally negotiated with counterparties and settled with those counterparties, except for swap contracts that are novated and "cleared" through central counterparties (CCPs). Futures contracts and other option contracts are standardized contracts that are traded on an exchange with a CCP as the counterparty from the inception of the transaction. Citigroup enters into derivative contracts relating to interest rate, foreign currency, commodity and other market/credit risks for the following reasons:

•Trading Purposes: Citigroup trades derivatives as an active market maker. Citigroup offers its customers derivatives in connection with their risk management actions to transfer, modify or reduce their interest rate, foreign exchange and other market/credit risks or for their own trading purposes. Citigroup also manages its derivative risk positions through offsetting trade activities, controls focused on price verification and daily reporting of positions to senior managers.
•Hedging: Citigroup uses derivatives in connection with its own risk management activities to hedge certain risks or reposition the risk profile of the Company. Hedging may be accomplished by applying hedge accounting in accordance with ASC 815, Derivatives and Hedging, or by an economic hedge. For example, Citigroup issues fixed-rate long-term debt and then enters into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to synthetically convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes net interest cost in certain yield curve environments. Derivatives are also used to manage market risks inherent in specific groups of on-balance sheet assets and liabilities, including AFS securities, commodities and borrowings, as well as other interest-sensitive assets and liabilities. In addition, foreign exchange contracts are used to hedge non-U.S.-dollar-
denominated debt, foreign currency-denominated AFS securities and net investment exposures.

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
As of January 1, 2018, Citigroup early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This standard primarily impacts Citi’s accounting for derivatives designated as cash flow hedges and fair value hedges. Refer to the respective sections below for details.

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest rate contracts
Swaps	$334,351	$318,089	$17,724,147	$17,063,272
Futures and forwards	—	—	4,142,514	3,636,658
Written options	—	—	1,573,483	2,114,511
Purchased options	—	—	1,418,255	1,857,770
Total interest rate contracts	$334,351	$318,089	$24,858,399	$24,672,211
Foreign exchange contracts
Swaps	$65,709	$63,104	$6,567,304	$6,063,853
Futures, forwards and spot	37,080	38,275	3,945,391	3,979,188
Written options	47	80	907,338	908,061
Purchased options	53	80	900,626	959,149
Total foreign exchange contracts	$102,889	$101,539	$12,320,659	$11,910,251
Equity contracts
Swaps	$—	$—	$274,098	$197,893
Futures and forwards	—	—	67,025	66,705
Written options	—	—	441,003	560,571
Purchased options	—	—	328,202	422,393
Total equity contracts	$—	$—	$1,110,328	$1,247,562
Commodity and other contracts
Swaps	$—	$—	$80,127	$69,445
Futures and forwards	924	1,195	143,175	137,192
Written options	—	—	71,376	91,587
Purchased options	—	—	67,849	86,631
Total commodity and other contracts	$924	$1,195	$362,527	$384,855
Credit derivatives(1)
Protection sold	$—	$—	$543,607	$603,387
Protection purchased	—	—	612,770	703,926
Total credit derivatives	$—	$—	$1,156,377	$1,307,313
Total derivative notionals	$438,164	$420,823	$39,808,290	$39,522,192

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of December 31, 2020 and 2019. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $280 billion and $180 billion as of December 31, 2020 and 2019, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at December 31, 2020	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,781	$161
Cleared	74	319
Interest rate contracts	$1,855	$480
Over-the-counter	$2,037	$2,042
Foreign exchange contracts	$2,037	$2,042
Total derivatives instruments designated as ASC 815 hedges	$3,892	$2,522
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$228,519	$209,330
Cleared	11,041	12,563
Exchange traded	46	38
Interest rate contracts	$239,606	$221,931
Over-the-counter	$153,791	$152,784
Cleared	842	1,239
Exchange traded	—	1
Foreign exchange contracts	$154,633	$154,024
Over-the-counter	$29,244	$41,036
Cleared	1	18
Exchange traded	21,274	22,515
Equity contracts	$50,519	$63,569
Over-the-counter	$13,659	$17,076
Exchange traded	879	1,017
Commodity and other contracts	$14,538	$18,093
Over-the-counter	$7,826	$7,951
Cleared	1,963	2,178
Credit derivatives	$9,789	$10,129
Total derivatives instruments not designated as ASC 815 hedges	$469,085	$467,746
Total derivatives	$472,977	$470,268
Cash collateral paid/received(3)	$32,778	$8,196
Less: Netting agreements(4)	(364,879)	(364,879)
Less: Netting cash collateral received/paid(5)	(63,915)	(45,628)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$76,961	$67,957
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,567)	$(473)
Less: Non-cash collateral received/paid	(7,408)	(13,087)
Total net receivables/payables(6)	$67,986	$54,397
(1)The derivatives fair values are also presented in Note 24 to the Consolidated Financial Statements.
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
(3)Reflects the net amount of the $78,406 million and $72,111 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $45,628 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $63,915 million was used to offset trading derivative assets.
(4)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $336 billion, $9 billion and $20 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
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
(1)The derivatives fair values are also presented in Note 24 to the Consolidated Financial Statements.
(2)Over-the-counter (OTC) derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with a counterparty in the OTC market, but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange-traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.
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

For the years ended December 31, 2020, 2019 and 2018, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 to the Consolidated Financial Statements for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Year ended December 31,
In millions of dollars	2020	2019	2018
Interest rate contracts	$63	$57	$(25)
Foreign exchange	(57)	(29)	(197)
Total	$6	$28	$(222)

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Year ended December 31,
	2020		2019		2018
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$4,189	$—	$2,273	$—	$794
Foreign exchange hedges	1,442	—	337	—	(2,064)	—
Commodity hedges	(164)	—	(33)	—	(123)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$1,278	$4,189	$304	$2,273	$(2,187)	$794
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$(4,537)	$—	$(2,085)	$—	$(747)
Foreign exchange hedges	(1,442)	—	(337)	—	2,064	—
Commodity hedges	164	—	33	—	124	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(1,278)	$(4,537)	$(304)	$(2,085)	$2,188	$(747)
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(23)	$—	$3	$—	$(5)
Foreign exchange hedges(2)	(73)	—	(109)	—	(4)	—
Commodity hedges	131	—	41	—	(19)	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$58	$(23)	$(68)	$3	$(23)	$(5)
(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.
(2)Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis that was included in AOCI was $(23) million and $33 million for the years ended December 31, 2020 and 2019, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative hedge basis adjustment becomes part of the carrying value of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at December 31, 2020 and 2019, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities, that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of December 31, 2020
Debt securities AFS(1)(3)	$81,082	$28	$342
Long-term debt	169,026	5,554	4,989
As of December 31, 2019
Debt securities AFS(2)(3)	$94,659	$(114)	$743
Long-term debt	157,387	2,334	3,445

(1)    These amounts include a cumulative basis adjustment of $(18) million for active hedges and $62 million for de-designated hedges as of December 31, 2020 related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $2,527 million as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $19 billion as of December 31, 2020) in a last-of-layer hedging relationship.
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

In millions of dollars	2020		2019		2018
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$2,670		$746			$(361)
Foreign exchange contracts	(15)		(17)			5
Total gain (loss) recognized in AOCI	$2,655		$729			$(356)
Amount of gain (loss) reclassified from AOCI to earnings(1)	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Interest rate contracts	$—	$734	$—	$(384)	$—	$(301)
Foreign exchange contracts	(4)	—	(7)	—	(17)	—
Total gain (loss) reclassified from AOCI into earnings	$(4)	$734	$(7)	$(384)	$(17)	$(301)
Net pretax change in cash flow hedges included within AOCI		$1,925		$1,120		$(38)
(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue in the Consolidated Statement of Income.

For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2020 is approximately $920 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
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
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, was $(600) million, $(569) million and $1,147 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Citi monitors its counterparty credit risk in credit derivative contracts. As of December 31, 2020 and 2019, approximately 97% and 98%, respectively, of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are central clearing houses, banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
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

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at December 31, 2020	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,902	$3,187	$117,685	$120,739
Broker-dealers	1,770	1,215	46,928	44,692
Non-financial	109	90	5,740	2,217
Insurance and other financial institutions	5,008	5,637	442,417	375,959
Total by industry of counterparty	$9,789	$10,129	$612,770	$543,607
By instrument
Credit default swaps and options	$9,254	$9,254	$599,633	$538,426
Total return swaps and other	535	875	13,137	5,181
Total by instrument	$9,789	$10,129	$612,770	$543,607
By rating of reference entity
Investment grade	$4,136	$4,037	$478,643	$418,147
Non-investment grade	5,653	6,092	134,127	125,460
Total by rating of reference entity	$9,789	$10,129	$612,770	$543,607
By maturity
Within 1 year	$914	$1,355	$134,080	$125,464
From 1 to 5 years	6,022	5,991	421,682	374,376
After 5 years	2,853	2,783	57,008	43,767
Total by maturity	$9,789	$10,129	$612,770	$543,607

(1)The fair value amount receivable is composed of $3,514 million under protection purchased and $6,275 million under protection sold.
(2)The fair value amount payable is composed of $7,037 million under protection purchased and $3,092 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2019	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$4,017	$4,102	$172,461	$169,546
Broker-dealers	1,724	1,528	54,843	53,846
Non-financial	92	76	2,601	1,968
Insurance and other financial institutions	4,576	5,032	474,021	378,027
Total by industry of counterparty	$10,409	$10,738	$703,926	$603,387
By instrument
Credit default swaps and options	$9,759	$9,791	$685,643	$593,850
Total return swaps and other	650	947	18,283	9,537
Total by instrument	$10,409	$10,738	$703,926	$603,387
By rating of reference entity
Investment grade	$4,579	$4,578	$560,806	$470,778
Non-investment grade	5,830	6,160	143,120	132,609
Total by rating of reference entity	$10,409	$10,738	$703,926	$603,387
By maturity
Within 1 year	$1,806	$2,181	$231,135	$176,188
From 1 to 5 years	7,275	7,265	414,237	379,915
After 5 years	1,328	1,292	58,554	47,284
Total by maturity	$10,409	$10,738	$703,926	$603,387

(1)The fair value amount receivable is composed of $3,415 million under protection purchased and $6,994 million under protection sold.
(2)The fair value amount payable is composed of $7,793 million under protection purchased and $2,945 million under protection sold.

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at both December 31, 2020 and 2019 was $25 billion and $30 billion, respectively. The Company posted $22 billion and $28 billion as collateral for this exposure in the normal course of business as of December 31, 2020 and 2019, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of December 31, 2020, the Company could be required to post an additional $0.8 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.2 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1 billion.

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
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for as a sale by the Company and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $2.0 billion and $5.8 billion as of December 31, 2020 and 2019, respectively.
At December 31, 2020, the fair value of these previously derecognized assets was $2.2 billion. The fair value of the total return swaps as of December 31, 2020 was $135 million recorded as gross derivative assets and $7 million recorded as gross derivative liabilities. At December 31, 2019, the fair value of these previously derecognized assets was $5.9 billion, and the fair value of the total return swaps was $117 million recorded as gross derivative assets and $43 million recorded as gross derivative liabilities.
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
In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2020, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $370.1 billion and $250.9 billion at December 31, 2020 and 2019, respectively. The German and Japanese governments and their agencies, which are rated investment grade by both Moody’s and S&P, were the next largest exposures. The Company’s exposure to Germany amounted to $51.8 billion and $29.8 billion at December 31, 2020 and 2019, respectively, and was composed of investment securities, loans and trading assets. The Company’s exposure to Japan amounted to $35.5 billion and $33.3 billion at December 31, 2020 and 2019, respectively, and was composed of investment securities, loans and trading assets.
The Company’s exposure to states and municipalities amounted to $24.4 billion and $31.4 billion at December 31, 2020 and 2019, respectively, and was composed of trading assets, investment securities, derivatives and lending activities.

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
•Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
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
When available, the Company uses quoted market prices from active markets to determine fair value and classifies such items as Level 1. In some specific cases where a market price is available, the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified as Level 2.
The Company may also apply a price-based methodology, which utilizes, where available, quoted prices or other market information obtained from recent trading activity in positions with the same or similar characteristics to the position being valued. The frequency and size of transactions are among the factors that are driven by the liquidity of markets and determine the relevance of observed prices in those markets. If relevant and observable prices are available, those valuations may be classified as Level 2. When that is not the case, and there are one or more significant unobservable “price” inputs, then those valuations will be classified as Level 3. Furthermore, when a quoted price is stale, a significant adjustment to the price of a similar security is necessary to reflect differences in the terms of the actual security or loan being valued, or prices from independent sources are insufficient to corroborate the valuation, the “price” inputs are considered unobservable and the fair value measurements are classified as Level 3.
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
The FVA represents a market funding risk premium inherent in the uncollateralized portion of a derivative portfolio and in certain collateralized derivative portfolios that do not include standard credit support annexes (CSAs), such as where the CSA does not permit the reuse of collateral received. Citi’s FVA methodology leverages the existing CVA methodology to estimate a funding exposure profile. The calculation of this exposure profile considers collateral agreements in which the terms do not permit the Company to reuse the collateral received, including where counterparties post collateral to third-party custodians.
Citi’s CVA and FVA methodology consists of two steps:

•First, the exposure profile for each counterparty is determined using the terms of all individual derivative positions and a Monte Carlo simulation or other quantitative analysis to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants and sources of funding, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated as a netting set for this purpose, since it is those aggregate net cash flows that are subject to nonperformance risk. This process identifies specific, point-in-time future cash flows that are subject to nonperformance risk and unsecured funding, rather than using the current recognized net asset or liability as a basis to measure the CVA and FVA.
•Second, for CVA, market-based views of default probabilities derived from observed credit spreads in the credit default swap (CDS) market are applied to the expected future cash flows determined in step one. Citi’s own-credit CVA is determined using Citi-specific CDS spreads for the relevant tenor. Generally, counterparty CVA is determined using CDS spread indices for each credit rating and tenor. For certain identified netting sets where individual analysis is practicable (e.g., exposures to counterparties with liquid CDSs), counterparty-specific CDS spreads are used. For FVA, a term structure of future liquidity spreads is applied to the expected future funding requirement.

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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments at December 31, 2020 and 2019:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	December 31, 2020	December 31, 2019
Counterparty CVA	$(800)	$(705)
Asset FVA	(525)	(530)
Citigroup (own-credit) CVA	403	341
Liability FVA	67	72
Total CVA—derivative instruments(1)	$(855)	$(822)

(1)     FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the years indicated:

	Credit/funding/debt valuation adjustments gain (loss)
In millions of dollars	2020	2019	2018
Counterparty CVA	$(101)	$149	$(109)
Asset FVA	(95)	13	46
Own-credit CVA	133	(131)	178
Liability FVA	(6)	(63)	56
Total CVA—derivative instruments	$(69)	$(32)	$171
DVA related to own FVO liabilities(1)	$(616)	$(1,473)	$1,415
Total CVA and DVA(2)	$(685)	$(1,505)	$1,586

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
For bonds and secondary market loans traded over the counter, the Company generally determines fair value utilizing valuation techniques, including discounted cash flows, price-based and internal models. Fair value estimates from these internal valuation techniques are verified, where possible, to prices obtained from independent sources, including third-party vendors. Vendors compile prices from various sources and may apply matrix pricing for similar bonds or loans where no price is observable. A price-based methodology utilizes, where available, quoted prices or other market information obtained from recent trading activity of assets with similar characteristics to the bond or loan being valued. The yields used in discounted cash flow models are derived from the same price information. Trading securities and loans priced using such methods are generally classified as Level 2. However, when a quoted price is stale, a significant adjustment to the price of a similar security or loan is necessary to reflect differences in the terms of the actual security or loan being valued, or prices from independent sources are insufficient to corroborate valuation, a loan or security is generally classified as Level 3. The price input used in a price-based methodology may be zero for a security, such as a subprime collateralized debt obligation (CDO), that is not receiving any principal or interest and is not expected to receive any in the future.
When the Company’s principal exit market for a portfolio of loans is through securitization, the Company uses the securitization price as a key input into the fair value of the loan portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization within the current market environment, with adjustments made to account for various costs associated with the process of securitization. Where such a price verification is possible, loan portfolios are typically classified as Level 2 in the fair value hierarchy.
For most of the subprime mortgage backed security (MBS) exposures, fair value is determined utilizing observable transactions where available, or other valuation techniques such as discounted cash flow analysis utilizing valuation assumptions derived from similar, more observable securities as market proxies. The valuation of certain asset-backed security (ABS) CDO positions are inferred through the net asset value of the underlying assets of the ABS CDO.

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
Also included in investments are nonpublic investments in private equity and real estate entities. Determining the fair value of nonpublic securities involves a significant degree of management judgment, as no quoted prices exist and such securities do not generally trade. In addition, there may be transfer restrictions on private equity securities. The Company’s process for determining the fair value of such securities utilizes commonly accepted valuation techniques, including guideline public company analysis and comparable transactions. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. Private equity securities are generally classified as Level 3 of the fair value hierarchy.
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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at December 31, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$335,073	$320	$335,393	$(150,189)	$185,204
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	42,903	27	42,930	—	42,930
Residential	—	391	340	731	—	731
Commercial	—	893	136	1,029	—	1,029
Total trading mortgage-backed securities	$—	$44,187	$503	$44,690	$—	$44,690
U.S. Treasury and federal agency securities	$64,529	$2,269	$—	$66,798	$—	$66,798
State and municipal	—	1,224	94	1,318	—	1,318
Foreign government	68,195	15,143	51	83,389	—	83,389
Corporate	1,607	18,840	375	20,822	—	20,822
Equity securities	54,117	12,289	73	66,479	—	66,479
Asset-backed securities	—	776	1,606	2,382	—	2,382
Other trading assets(2)	—	11,295	945	12,240	—	12,240
Total trading non-derivative assets	$188,448	$106,023	$3,647	$298,118	$—	$298,118
Trading derivatives
Interest rate contracts	$42	$238,026	$3,393	$241,461
Foreign exchange contracts	2	155,994	674	156,670
Equity contracts	66	48,362	2,091	50,519
Commodity contracts	—	13,546	992	14,538
Credit derivatives	—	8,634	1,155	9,789
Total trading derivatives	$110	$464,562	$8,305	$472,977
Cash collateral paid(3)				$32,778
Netting agreements					$(364,879)
Netting of cash collateral received					(63,915)
Total trading derivatives	$110	$464,562	$8,305	$505,755	$(428,794)	$76,961
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$43,888	$30	$43,918	$—	$43,918
Residential	—	571	—	571	—	571
Commercial	—	50	—	50	—	50
Total investment mortgage-backed securities	$—	$44,509	$30	$44,539	$—	$44,539
U.S. Treasury and federal agency securities	$146,032	$172	$—	$146,204	$—	$146,204
State and municipal	—	2,885	834	3,719	—	3,719
Foreign government	77,056	47,644	268	124,968	—	124,968
Corporate	6,326	4,114	60	10,500	—	10,500
Marketable equity securities	287	228	—	515	—	515
Asset-backed securities	—	277	1	278	—	278
Other debt securities	—	4,876	—	4,876	—	4,876
Non-marketable equity securities(4)	—	50	349	399	—	399
Total investments	$229,701	$104,755	$1,542	$335,998	$—	$335,998
Table continues on the next page.

In millions of dollars at December 31, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$4,869	$1,985	$6,854	$—	$6,854
Mortgage servicing rights	—	—	336	336	—	336
Non-trading derivatives and other financial assets measured on a recurring basis	$6,230	$8,383	$—	$14,613	$—	$14,613
Total assets	$424,489	$1,023,665	$16,135	$1,497,067	$(578,983)	$918,084
Total as a percentage of gross assets(5)	29.0%	69.9%	1.1%
Liabilities
Interest-bearing deposits	$—	$1,752	$206	$1,958	$—	$1,958
Securities loaned and sold under agreements to repurchase	—	156,644	631	157,275	(97,069)	60,206
Trading account liabilities
Securities sold, not yet purchased	85,353	14,477	214	100,044	—	100,044
Other trading liabilities	—	—	26	26	—	26
Total trading liabilities	$85,353	$14,477	$240	$100,070	$—	$100,070
Trading derivatives
Interest rate contracts	$25	$220,607	$1,779	$222,411
Foreign exchange contracts	3	155,441	622	156,066
Equity contracts	53	58,212	5,304	63,569
Commodity contracts	—	17,393	700	18,093
Credit derivatives	—	9,022	1,107	10,129
Total trading derivatives	$81	$460,675	$9,512	$470,268
Cash collateral received(6)				$8,196
Netting agreements					$(364,879)
Netting of cash collateral paid					(45,628)
Total trading derivatives	$81	$460,675	$9,512	$478,464	$(410,507)	$67,957
Short-term borrowings	$—	$4,464	$219	$4,683	$—	$4,683
Long-term debt	—	41,853	25,210	67,063	—	67,063
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$6,762	$72	$1	$6,835	$—	$6,835
Total liabilities	$92,196	$679,937	$36,019	$816,348	$(507,576)	$308,772
Total as a percentage of gross liabilities(5)	11.4%	84.1%	4.5%

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
(3)Reflects the net amount of $78,406 million of gross cash collateral paid, of which $45,628 million was used to offset trading derivative liabilities.
(4)Amounts exclude $0.2 billion of investments measured at net asset value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(5)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.
(6)Reflects the net amount of $72,111 million of gross cash collateral received, of which $63,915 million was used to offset trading derivative assets.

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2020 and 2019. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2020
Assets											0
Securities borrowed and purchased under agreements to resell	$303	$23	$—	$—	$—	$194	$—	$—	$(200)	$320	$43
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	10	(79)	—	21	(11)	392	—	(306)	—	27	(1)
Residential	123	79	—	234	(68)	486	—	(514)	—	340	(20)
Commercial	61	—	—	162	(35)	174	—	(226)	—	136	(14)
Total trading mortgage-backed securities	$194	$—	$—	$417	$(114)	$1,052	$—	$(1,046)	$—	$503	$(35)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	64	2	—	33	(3)	62	—	(64)	—	94	4
Foreign government	52	(35)	—	9	(1)	169	—	(143)	—	51	(7)
Corporate	313	246	—	211	(136)	770	—	(1,023)	(6)	375	(37)
Marketable equity securities	100	(16)	—	43	(2)	240	—	(292)	—	73	(11)
Asset-backed securities	1,177	(105)	—	677	(131)	1,406	—	(1,418)	—	1,606	(248)
Other trading assets	555	315	—	471	(343)	387	19	(440)	(19)	945	(56)
Total trading non-derivative assets	$2,455	$407	$—	$1,861	$(730)	$4,086	$19	$(4,426)	$(25)	$3,647	$(390)
Trading derivatives, net(4)
Interest rate contracts	$1	$429	$—	$1,644	$16	$41	$134	$(34)	$(617)	$1,614	$161
Foreign exchange contracts	(5)	105	—	(61)	48	74	—	(55)	(54)	52	130
Equity contracts	(1,596)	(536)	—	(519)	378	35	—	(886)	(89)	(3,213)	(3,868)
Commodity contracts	(59)	(1)	—	99	(108)	101	—	(61)	321	292	407
Credit derivatives	(56)	123	—	173	(334)	—	—	—	142	48	(136)
Total trading derivatives, net(4)	$(1,715)	$120	$—	$1,336	$—	$251	$134	$(1,036)	$(297)	$(1,207)	$(3,306)

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2020
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(5)	$2	$—	$1	$—	$—	$—	$30	$(104)
Residential	—	—	76	—	—	—	—	(76)	—	—	5
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$71	$2	$—	$1	$—	$(76)	$—	$30	$(99)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	623	—	(3)	322	(131)	121	—	(98)	—	834	(20)
Foreign government	96	—	11	27	(64)	381	—	(183)	—	268	(4)
Corporate	45	—	6	49	(152)	162	—	(50)	—	60	—
Marketable equity securities	—	—	(1)	1	—	—	—	—	—	—	—
Asset-backed securities	22	—	(1)	—	—	—	—	(20)	—	1	(4)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	441	—	(35)	—	(2)	2	3	(3)	(57)	349	10
Total investments	$1,259	$—	$48	$401	$(349)	$667	$3	$(430)	$(57)	$1,542	$(117)
Loans	$402	$—	$1,143	$451	$(6)	$—	$—	$—	$(5)	$1,985	$1,424
Mortgage servicing rights	495	—	(204)	—	—	—	123	—	(78)	336	(180)
Other financial assets measured on a recurring basis	1	—	—	—	—	—	—	(1)	—	—	—
Liabilities
Interest-bearing deposits	$215	$—	$11	$278	$(152)	$—	$34	$—	$(158)	$206	$(142)
Securities loaned and sold under agreements to repurchase	757	5	—	—	—	—	—	—	(121)	631	(18)
Trading account liabilities
Securities sold, not yet purchased	48	(102)	—	271	(17)	—	—	10	(200)	214	(163)
Other trading liabilities	—	9	—	35	—	—	—	—	—	26	23
Short-term borrowings	13	78	—	220	(6)	—	86	—	(16)	219	(91)
Long-term debt	17,169	(1,489)	—	6,553	(2,615)	—	10,270	—	(7,656)	25,210	(1,679)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	3	—	(2)	1	—
(1)Net realized/unrealized gains (losses) are presented as increase (decrease) to Level 3 assets, and as (increase) decrease to Level 3 liabilities. Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to credit impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.
(2)Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2020.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2019
Assets
Securities borrowed and purchased under agreements to resell	$115	$(5)	$—	$191	$(4)	$195	$—	$—	$(189)	$303	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	156	—	—	54	(72)	160	(1)	(287)	—	10	1
Residential	268	15	—	86	(80)	227	—	(393)	—	123	10
Commercial	77	14	—	150	(105)	136	—	(211)	—	61	(4)
Total trading mortgage-backed securities	$501	$29	$—	$290	$(257)	$523	$(1)	$(891)	$—	$194	$7
U.S. Treasury and federal agency securities	$1	$(9)	$—	$—	$—	$20	$—	$(11)	$(1)	$—	$—
State and municipal	200	(2)	—	1	(19)	2	—	(118)	—	64	(2)
Foreign government	31	28	—	12	(7)	88	—	(100)	—	52	1
Corporate	360	284	—	213	(86)	323	(29)	(742)	(10)	313	(11)
Marketable equity securities	153	(21)	—	13	(19)	117	—	(143)	—	100	(51)
Asset-backed securities	1,484	(65)	—	51	(127)	738	—	(904)	—	1,177	29
Other trading assets	818	(52)	—	97	(283)	598	36	(630)	(29)	555	(257)
Total trading non-derivative assets	$3,548	$192	$—	$677	$(798)	$2,409	$6	$(3,539)	$(40)	$2,455	$(284)
Trading derivatives, net(4)
Interest rate contracts	$(154)	$116	$—	$(129)	$172	$154	$45	$(1)	$(202)	$1	$2,194
Foreign exchange contracts	(6)	(73)	—	152	(97)	113	—	(114)	20	(5)	(134)
Equity contracts	(784)	(425)	—	(213)	274	(111)	(147)	(8)	(182)	(1,596)	(422)
Commodity contracts	(18)	(121)	—	(15)	(15)	252	—	(133)	(9)	(59)	(33)
Credit derivatives	61	(412)	—	(114)	204	—	—	14	191	(56)	(289)
Total trading derivatives, net(4)	$(901)	$(915)	$—	$(319)	$538	$408	$(102)	$(242)	$(182)	$(1,715)	$1,316
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32	$(1)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32	$(1)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	708	—	86	14	(318)	430	—	(297)	—	623	82
Foreign government	68	—	2	—	—	145	—	(119)	—	96	2
Corporate	156	—	(14)	3	(94)	—	—	(6)	—	45	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	187	—	(11)	122	(612)	550	—	(214)	—	22	13
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	586	—	(11)	39	(1)	11	—	(151)	(32)	441	16
Total investments	$1,737	$—	$52	$178	$(1,025)	$1,136	$—	$(787)	$(32)	$1,259	$112
Table continues on the next page.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2018	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2019
Loans	$277	$—	$192	$148	$(189)	$16	$—	$(40)	$(2)	$402	$186
Mortgage servicing rights	584	—	(84)	—	—	—	70	—	(75)	495	(68)
Other financial assets measured on a recurring basis	—	—	96	6	(2)	2	32	(21)	(112)	1	18
Liabilities
Interest-bearing deposits	$495	$—	$(16)	$10	$(783)	$—	$843	$—	$(366)	$215	$(25)
Securities loaned and sold under agreements to repurchase	983	121	—	1	4	—	—	(168)	58	757	(26)
Trading account liabilities
Securities sold, not yet purchased	586	122	—	68	(443)	19	—	(12)	(48)	48	3
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	37	32	—	13	(42)	—	168	—	(131)	13	(1)
Long-term debt	12,570	(1,899)	—	3,304	(4,411)	—	6,766	—	(2,958)	17,169	(1,411)
Other financial liabilities measured on a recurring basis	—	—	4	5	—	—	4	—	(5)	—	—
(1)Net realized/unrealized gains (losses) are presented as increase (decrease) to Level 3 assets, and as (increase) decrease to Level 3 liabilities. Changes in fair value of available-for-sale debt securities are recorded in AOCI, unless related to credit impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments in the Consolidated Statement of Income.
(2)Unrealized gains (losses) on MSRs are recorded in Other revenue in the Consolidated Statement of Income.
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2019.
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2019 to December 31, 2020:

•During the 12 months ended December 31, 2020, transfers of Interest rate contracts of $1.6 billion from Level 2 to Level 3 were due to interest rate option volatility becoming an unobservable and/or significant input relative to the overall valuation of inflation and other interest rate derivatives.
•During the 12 months ended December 31, 2020, $6.6 billion of Long-term debt containing embedded derivatives was transferred from Level 2 to Level 3, as a result of interest rate option volatility, equity correlation and credit derivative inputs becoming unobservable and/or significant input relative to the overall valuation of certain structured long-term debt products. In other instances, market changes resulted in unobservable volatility inputs becoming insignificant to the overall valuation of the instrument (e.g., when an option becomes deep-in or deep-out of the money). This has resulted in $2.6 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the 12 months ended December 31, 2020.

The following were the significant Level 3 transfers for the period December 31, 2018 to December 31, 2019:

•Transfers of Long-term debt of $3.3 billion from Level 2 to Level 3, and of $4.4 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

Valuation Techniques and Inputs for Level 3 Fair
Value Measurements
The Company’s Level 3 inventory consists of both cash
instruments and derivatives of varying complexity. The
valuation methodologies used to measure the fair value of
these positions include discounted cash flow analysis, internal models and comparative analysis. A position is classified
within Level 3 of the fair value hierarchy when one or more unobservable inputs are used that are considered significant to its valuation. The specific reason an input is deemed unobservable varies; for example, at least one significant
input to the pricing model is not observable in the market, at least one significant input has been adjusted to make it more representative of the position being valued or the price quote available does not reflect sufficient trading activities.
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

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$320	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.30%	0.35%	0.32%
Mortgage-backed securities	$344	Price-based	Price	$30	$111	$80
	168	Yield analysis	Yield	2.63%	21.80%	10.13%
State and municipal, foreign government, corporate and other debt securities	$1,566	Price-based	Price	$—	$2,265	$90
	852	Model-based	Credit spread	35 bps	375 bps	226 bps
Marketable equity securities(5)	$36	Model-based	Price	$—	$31,000	$5,132
	36	Price-based	WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,733	$5,733	$5,733
Asset-backed securities	$863	Price-based	Price	$2	$157	$59
	744	Yield analysis	Yield	3.77%	21.77%	9.01%
Non-marketable equities	$205	Comparables analysis	Illiquidity discount	10.00%	45.00%	25.29%
			PE ratio	13.60x	28.00x	22.83x
	142	Price-based	Price	$136	$2,041	$1,647
			EBITDA multiples	3.30x	36.70x	15.10x
			Adjustment factor	0.20x	0.61x	0.25x
			Appraised value (in thousands)	$287	$39,745	$21,754
			Revenue multiple	2.70x	28.00x	8.92x
Derivatives—gross(6)
Interest rate contracts (gross)	$5,143	Model-based	Inflation volatility	0.27%	2.36%	0.78%
			IR normal volatility	0.11%	0.73%	0.52%
Foreign exchange contracts (gross)	$1,296	Model-based	FX volatility	1.70%	12.63%	5.41%
			Contingent event	100.00%	100.00%	100.00%
			Interest rate	0.84%	84.09%	17.55%
			IR normal volatility	0.11%	0.52%	0.46%
			IR-FX correlation	40.00%	60.00%	50.00%
			IR-IR correlation	(21.71)%	40.00%	38.09%
Equity contracts (gross)(7)	$7,330	Model-based	Equity volatility	5.00%	91.43%	42.74%
			Forward price	65.88%	105.20%	91.82%
Commodity and other contracts (gross)	$1,636	Model-based	Commodity correlation	(44.92)%	95.91%	70.60%
			Commodity volatility	0.16%	80.17%	23.72%
			Forward price	15.40%	262.00%	98.53%
Credit derivatives (gross)	$1,854	Model-based	Credit spread	3.50 bps	352.35 bps	99.89 bps

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
	408	Price-based	Recovery rate	20.00%	60.00%	41.60%
			Credit correlation	25.00%	80.00%	43.36%
			Upfront points	—%	107.20%	48.10%
Loans and leases	$1,804	Model-based	Equity volatility	24.65%	83.09%	58.23%
Mortgage servicing rights	258	Cash flow	Yield	2.86%	16.00%	6.32%
	78	Model-based	WAL	2.66 years	5.40 years	4.46 years
Liabilities
Interest-bearing deposits	$206	Model-based	IR Normal volatility	0.11%	0.73%	0.54%
Securities loaned and sold under agreements to repurchase	$631	Model-based	Interest rate	0.08%	1.86%	0.71%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$178	Model-based	IR lognormal volatility	52.06%	128.87%	89.82%
	62	Price-based	Price	$—	$866	$80
			Interest rate	10.03%	20.07%	13.70%
Short-term borrowings and long-term debt	$24,827	Model-based	IR Normal volatility	0.11%	0.73%	0.51%
			Forward price	15.40%	262.00%	92.48%

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$303	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	1.59%	3.67%	2.72%
Mortgage-backed securities	$196	Price-based	Price	$36	$505	$97
	22	Model-based
State and municipal, foreign government, corporate and other debt securities	$880	Model-based	Price	$—	$1,238	$90
	677	Price-based	Credit spread	35 bps	295 bps	209 bps
Marketable equity securities(5)	$70	Price-based	Price	$—	$38,500	$2,979
	30	Model-based	WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,450	$5,450	$5,450
Asset-backed securities	$812	Price-based	Price	$4	$103	$60
	368	Yield analysis	Yield	0.61%	23.38%	8.88%
Non-marketable equities	$316	Comparables analysis	EBITDA multiples	7.00x	17.95x	10.34x
	97	Price-based	Appraised value (in thousands)	$397	$33,246	$8,446
			Price	$3	$2,019	$1,020
			PE ratio	14.70x	28.70x	20.54x
			Price to book ratio	1.50x	3.00x	1.88x
			Discount to price	—%	10.00%	2.32%
Derivatives—gross(6)
Interest rate contracts (gross)	$2,196	Model-based	Inflation volatility	0.21%	2.74%	0.79%
			Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.09%	0.66%	0.53%
Foreign exchange contracts (gross)	$1,099	Model-based	FX volatility	1.27%	12.16%	9.17%
			IR normal volatility	0.27%	0.66%	0.58%
			FX rate	37.39%	586.84%	80.64%
			Interest rate	2.72%	56.14%	13.11%

			IR-IR correlation	(51.00)%	40.00%	32.00%
			IR-FX correlation	40.00%	60.00%	50.00%
Equity contracts (gross)(7)	$2,076	Model-based	Equity volatility	3.16%	52.80%	28.43%
			Forward price	62.60%	112.69%	98.46%
			WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,450	$5,450	$5,450
Commodity and other contracts (gross)	$1,487	Model-based	Forward price	37.62%	362.57%	119.32%
			Commodity volatility	5.25%	93.63%	23.55%
			Commodity correlation	(39.65)%	87.81%	41.80%
Credit derivatives (gross)	$613	Model-based	Credit spread	8 bps	283 bps	80 bps
	341	Price-based	Upfront points	2.59%	99.94%	59.41%
			Price	$12	$100	$87
			Credit correlation	25.00%	87.00%	48.57%
			Recovery rate	20.00%	65.00%	48.00%
Loans and leases	$378	Model-based	Credit spread	9 bps	52 bps	48 bps
			Equity volatility	32.00%	32.00%	32.00%
Mortgage servicing rights	$418	Cash flow	Yield	1.78%	12.00%	9.49%
	77	Model-based	WAL	4.07 years	8.13 years	6.61 years
Liabilities
Interest-bearing deposits	$215	Model-based	Mean reversion	1.00%	20.00%	10.50%
			Forward price	97.59%	111.06%	102.96%
Securities loaned and sold under agreements to repurchase	$757	Model-based	Interest rate	1.59%	2.38%	1.95%
Trading account liabilities
Securities sold, not yet purchased	$46	Price-based	Price	$—	$866	$96
Short-term borrowings and long-term debt	17,182	Model-based	Mean reversion	1.00%	20.00%	10.50%
			IR normal volatility	0.09%	0.66%	0.46%
			Forward price	37.62%	362.57%	97.52%
			Equity-IR correlation	15.00%	44.00%	32.66%

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
(6)Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.
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

Prepayment
Voluntary unscheduled payments (prepayments) change the future cash flows for the investor and thereby change the fair value of the security. The effect of prepayments is more pronounced for residential mortgage-backed securities. An increase in prepayments—in speed or magnitude—generally creates losses for the holder of these securities. Prepayment is generally negatively correlated with delinquency and interest rate. A combination of low prepayments and high delinquencies amplifies each input’s negative impact on a mortgage securities’ valuation. As prepayment speeds change, the weighted average life of the security changes, which impacts the valuation either positively or negatively, depending upon the nature of the security and the direction of the change in the weighted average life.

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2020
Loans HFS(1)	$3,375	$478	$2,897
Other real estate owned	17	4	13
Loans(2)	1,015	679	336
Non-marketable equity securities measured using the measurement alternative	315	312	3
Total assets at fair value on a nonrecurring basis	$4,722	$1,473	$3,249

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2019
Loans HFS(1)	$4,579	$3,249	$1,330
Other real estate owned	20	6	14
Loans(2)	344	93	251
Non-marketable equity securities measured using the measurement alternative	249	249	—
Total assets at fair value on a nonrecurring basis	$5,192	$3,597	$1,595
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

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$2,683	Price-based	Price	$79	$100	$98
Other real estate owned	$7	Price-based	Appraised value(4)	$3,110,711	$4,241,357	$3,586,975
	4	Recovery analysis	Price	51	51	51
Loans(5)	$147	Price-based	Price	$2	$49	$23
	73	Recovery analysis	Recovery rate	0.99%	78.00%	13.37%
			Appraised value(4)	$34	$43,646,426	$17,762,950

As of December 31, 2019	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,320	Price-based	Price	$86	$100	$99
Other real estate owned	$11	Price-based	Appraised value(4)	$2,297,358	$8,394,102	$5,615,884
	5	Recovery analysis
Loans(5)	$100	Recovery analysis	Recovery rate	0.57%	100.00%	64.78%
	54	Cash flow	Price	$2	$54	$27
	47	Price-based	Cost of capital	0.10%	100.00%	54.84%
	66	Price-based	Price	$17,521,218	$43,646,426	$30,583,822

(1)The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.
(2)Some inputs are shown as zero due to rounding.
(3)Weighted averages are calculated based on the fair values of the instruments.
(4)Appraised values are disclosed in whole dollars.
(5)Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral less costs to sell, primarily real estate.

Nonrecurring Fair Value Changes
The following tables present total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

Year ended December 31,
In millions of dollars	2020
Loans HFS	$(91)
Other real estate owned	(1)
Loans(1)	(137)
Non-marketable equity securities measured using the measurement alternative	70
Total nonrecurring fair value gains (losses)	$(159)

Year ended December 31,
In millions of dollars	2019
Loans HFS	$—
Other real estate owned	(1)
Loans(1)	(56)
Non-marketable equity securities measured using the measurement alternative	99
Total nonrecurring fair value gains (losses)	$42
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

	December 31, 2020		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$110.3	$113.2	$23.3	$87.0	$2.9
Securities borrowed and purchased under agreements to resell	109.5	109.5	—	109.5	—
Loans(1)(2)	643.3	663.9	—	0.6	663.3
Other financial assets(2)(3)	383.2	383.2	291.5	18.1	73.6
Liabilities
Deposits	$1,278.7	$1,278.8	$—	$1,093.3	$185.5
Securities loaned and sold under agreements to repurchase	139.3	139.3	—	139.3	—
Long-term debt(4)	204.6	221.2	—	197.8	23.4
Other financial liabilities(5)	102.4	102.4	—	19.2	83.2

	December 31, 2019		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$86.4	$87.8	$1.9	$83.8	$2.1
Securities borrowed and purchased under agreements to resell	98.1	98.1	—	98.1	—
Loans(1)(2)	681.2	677.7	—	4.7	673.0
Other financial assets(2)(3)	262.4	262.4	177.6	16.3	68.5
Liabilities
Deposits	$1,068.3	$1,066.7	$—	$875.5	$191.2
Securities loaned and sold under agreements to repurchase	125.7	125.7	—	125.7	—
Long-term debt(4)	193.0	203.8	—	187.3	16.5
Other financial liabilities(5)	110.2	110.2	—	37.5	72.7
(1)The carrying value of loans is net of the Allowance for credit losses on loans of $25.0 billion for December 31, 2020 and $12.8 billion for December 31, 2019. In addition, the carrying values exclude $0.7 billion and $1.4 billion of lease finance receivables at December 31, 2020 and 2019, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2020 and 2019 were liabilities of $7.3 billion and $5.1 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

25.  FAIR VALUE ELECTIONS
The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings, other than DVA (see below). The election is made upon the initial recognition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in current earnings. Movements in DVA are reported as a component of AOCI. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 24 to the Consolidated Financial Statements.
The Company has elected fair value accounting for its mortgage servicing rights (MSRs). See Note 21 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses) for the years ended December 31,

In millions of dollars	2020	2019
Assets
Securities borrowed and purchased under agreements to resell	$—	$6
Trading account assets	(136)	77
Investments	—	—
Loans
Certain corporate loans	2,486	(222)
Certain consumer loans	1	—
Total loans	$2,487	$(222)
Other assets
MSRs	$(204)	$(84)
Certain mortgage loans HFS(1)	299	91
Total other assets	$95	$7
Total assets	$2,446	$(132)
Liabilities
Interest-bearing deposits	$(154)	$(205)
Securities loaned and sold under agreements to repurchase	(559)	386
Trading account liabilities	(1)	27
Short-term borrowings(2)	802	(78)
Long-term debt(2)	(2,700)	(5,174)
Total liabilities	$(2,612)	$(5,044)
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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $616 million and a loss of $1,473 million for the years ended December 31, 2020 and 2019, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	December 31, 2020		December 31, 2019
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$8,063	$6,854	$8,320	$4,086
Aggregate unpaid principal balance in excess of (less than) fair value	(915)	(14)	410	315
Balance of non-accrual loans or loans more than 90 days past due	—	4	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—
In addition to the amounts reported above, $1,068 million and $1,062 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2020 and 2019, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2020 and 2019 due to instrument-specific credit risk totaled to a loss of $(16) million and a gain of $95 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.5 billion and $0.2 billion at December 31, 2020 and 2019, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of December 31, 2020, there were approximately $7.4 billion and $6.3 billion in notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	December 31, 2020	December 31, 2019
Carrying amount reported on the Consolidated Balance Sheet	$1,742	$1,254
Aggregate fair value in excess of (less than) unpaid principal balance	91	(31)
Balance of non-accrual loans or loans more than 90 days past due	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—
The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the years ended December 31, 2020 and 2019 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	December 31, 2020	December 31, 2019
Interest rate linked	$16.0	$22.6
Foreign exchange linked	1.2	0.7
Equity linked	27.3	23.7
Commodity linked	1.4	1.8
Credit linked	2.6	0.9
Total	$48.5	$49.7
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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	December 31, 2020	December 31, 2019
Carrying amount reported on the Consolidated Balance Sheet	$67,063	$55,783
Aggregate unpaid principal balance in excess of (less than) fair value	(5,130)	(2,967)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	December 31, 2020	December 31, 2019
Carrying amount reported on the Consolidated Balance Sheet	$4,683	$4,946
Aggregate unpaid principal balance in excess of (less than) fair value	68	1,411

26.  PLEDGED ASSETS, COLLATERAL, GUARANTEES AND COMMITMENTS
Pledged Assets
In connection with Citi’s financing and trading activities, Citi has pledged assets to collateralize its obligations under repurchase agreements, secured financing agreements, secured liabilities of consolidated VIEs and other borrowings. The approximate carrying values of the significant components of pledged assets recognized on Citi’s Consolidated Balance Sheet included the following:

In millions of dollars	December 31, 2020	December 31, 2019
Investment securities	$231,696	$152,352
Loans	239,699	236,033
Trading account assets	174,717	131,392
Total	$646,112	$519,777

Restricted Cash
Citigroup defines restricted cash (as cash subject to withdrawal restrictions) to include cash deposited with central banks that must be maintained to meet minimum regulatory requirements, and cash set aside for the benefit of customers or for other purposes such as compensating balance arrangements or debt retirement. Restricted cash includes minimum reserve requirements with the Federal Reserve Bank and certain other central banks and cash segregated to satisfy rules regarding the protection of customer assets as required by Citigroup broker-dealers’ primary regulators, including the United States Securities and Exchange Commission (SEC), the Commodity Futures Trading Commission and the United Kingdom’s Prudential Regulation Authority.
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	December 31, 2020	December 31, 2019
Cash and due from banks	$3,774	$3,758
Deposits with banks, net of allowance	14,203	26,493
Total	$17,977	$30,251

In addition, included in Cash and due from banks and Deposits with banks at December 31, 2020 and 2019 were $9.4 billion and $8.5 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.
In response to the COVID-19 pandemic, the Federal Reserve Bank and certain other central banks eased regulations related to minimum required cash deposited with central banks. This resulted in a decrease in Citigroup’s restricted cash amount at December 31, 2020.
Collateral
At December 31, 2020 and 2019, the approximate fair value of collateral received by Citi that may be resold or repledged, excluding the impact of allowable netting, was $671.6 billion and $569.8 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, securities for securities lending transactions, derivative transactions and margined broker loans.
At December 31, 2020 and 2019, a substantial portion of the collateral received by Citi had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities lendings, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.
In addition, at December 31, 2020 and 2019, Citi had pledged $470.7 billion and $388.9 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Leases
The Company’s operating leases, where Citi is a lessee, include real estate, such as office space and branches, and various types of equipment. These leases may contain renewal and extension options and early termination features. However, these options do not impact the lease term unless the Company is reasonably certain that it will exercise the options. These leases have a weighted-average remaining lease term of approximately six years as of December 31, 2020 and 2019. The operating lease ROU asset was $2.8 billion and $3.1 billion, as of December 31, 2020 and 2019, respectively. The operating lease ROU liability was $3.1 billion and $3.3 billion, as of December 31, 2020 and 2019, respectively. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred. The total operating lease expense (principally for offices, branches and equipment), net of $27 million and $56 million of sublease income, was $1,054 million and $1,084 million for the years ended December 31, 2020 and 2019, respectively. During 2019, Citi purchased a previously leased property in London. The purchased property is included in Other assets on the Consolidated Balance Sheet at both December 31, 2020 and 2019.

The table below provides the Cash Flow Statement Supplemental Information:

In millions of dollars	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$814	$942
Right-of-use assets obtained in exchange for new operating lease liabilities(1)(2)	447	499

(1)     Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flow.
(2)    Excludes the decrease in the right-of-use assets related to the purchase of a previously leased property.

Citi’s future lease payments are as follows:

In millions of dollars
2021	$791
2022	663
2023	518
2024	399
2025	307
Thereafter	766
Total future lease payments	$3,444
Less imputed interest (based on weighted-average discount rate of 3.6%)	$(356)
Lease liability	$3,088

Operating lease expense was $1.0 billion for the year ended December 31, 2018.

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

The following tables present information about Citi’s guarantees:

	Maximum potential amount of future payments
In billions of dollars at December 31, 2020	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.3	$68.4	$93.7	$1,407
Performance guarantees	7.3	6.0	13.3	72
Derivative instruments considered to be guarantees	20.0	60.9	80.9	671
Loans sold with recourse	—	1.2	1.2	9
Securities lending indemnifications(1)	112.2	—	112.2	—
Credit card merchant processing(1)(2)	101.9	—	101.9	3
Credit card arrangements with partners	0.2	0.8	1.0	7
Custody indemnifications and other	—	37.3	37.3	35
Total	$266.9	$174.6	$441.5	$2,204

	Maximum potential amount of future payments
In billions of dollars at December 31, 2019	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$31.9	$61.4	$93.3	$581
Performance guarantees	6.9	5.5	12.4	36
Derivative instruments considered to be guarantees	35.2	60.8	96.0	474
Loans sold with recourse	—	1.2	1.2	7
Securities lending indemnifications(1)	87.8	—	87.8	—
Credit card merchant processing(1)(2)	91.6	—	91.6	—
Credit card arrangements with partners	0.2	0.4	0.6	23
Custody indemnifications and other	—	33.7	33.7	41
Total	$253.6	$163.0	$416.6	$1,162
(1)The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At December 31, 2020 and 2019, this maximum potential exposure was estimated to be $102 billion and $92 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $31 million and $37 million at December 31, 2020 and 2019, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At December 31, 2020 and 2019, this maximum potential exposure was estimated to be $101.9 billion and $91.6 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2020 and 2019, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various
cardholder protection programs on several of its card
products, including programs that provide insurance
coverage for rental cars, coverage for certain losses
associated with purchased products, price protection for
certain purchases and protection for lost luggage. These
guarantees are not included in the table, since the total
outstanding amount of the guarantees and Citi’s maximum
exposure to loss cannot be quantified. The protection is
limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for
these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2020 and 2019, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2020 or 2019 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason,

including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of December 31, 2020 and 2019 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.
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
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $16.6 billion and $13.3 billion as of December 31, 2020 and 2019, respectively.
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

Carrying Value—Guarantees and Indemnifications
At December 31, 2020 and 2019, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $2.2 billion and $1.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $51.6 billion and $46.7 billion at December 31, 2020 and 2019, respectively. Securities and other marketable assets held as collateral amounted to $80.1 billion and $58.6 billion at December 31, 2020 and 2019, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $6.6 billion and $4.4 billion at December 31, 2020 and 2019, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.
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

	Maximum potential amount of future payments
In billions of dollars at December 31, 2020	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$78.5	$14.6	$0.6	$93.7
Performance guarantees	9.8	3.0	0.5	13.3
Derivative instruments deemed to be guarantees	—	—	80.9	80.9
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	112.2	112.2
Credit card merchant processing	—	—	101.9	101.9
Credit card arrangements with partners	—	—	1.0	1.0
Custody indemnifications and other	24.9	12.4	—	37.3
Total	$113.2	$30.0	$298.3	$441.5

	Maximum potential amount of future payments
In billions of dollars at December 31, 2019	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$81.2	$11.6	$0.5	$93.3
Performance guarantees	9.7	2.3	0.4	12.4
Derivative instruments deemed to be guarantees	—	—	96.0	96.0
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	87.8	87.8
Credit card merchant processing	—	—	91.6	91.6
Credit card arrangements with partners	—	—	0.6	0.6
Custody indemnifications and other	21.3	12.4	—	33.7
Total	$112.2	$26.3	$278.1	$416.6

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	December 31, 2020	December 31, 2019
Commercial and similar letters of credit	$658	$4,563	$5,221	$4,533
One- to four-family residential mortgages	2,654	2,348	5,002	3,721
Revolving open-end loans secured by one- to four-family residential properties	8,326	1,300	9,626	10,799
Commercial real estate, construction and land development	11,256	1,611	12,867	12,981
Credit card lines	606,768	103,631	710,399	708,023
Commercial and other consumer loan commitments	201,969	120,489	322,458	324,359
Other commitments and contingencies	5,177	538	5,715	1,948
Total	$836,808	$234,480	$1,071,288	$1,066,364
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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At December 31, 2020 and 2019, Citigroup had approximately $71.8 billion and $34.0 billion in unsettled reverse repurchase and securities borrowing agreements, and $62.5 billion and $38.7 billion in unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 11 to the Consolidated Financial Statements.

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

Inherent Uncertainty of the Matters Disclosed. Certain of the matters disclosed below involve claims for substantial or indeterminate damages. The claims asserted in these matters typically are broad, often spanning a multiyear period and sometimes a wide range of business activities, and the plaintiffs’ or claimants’ alleged damages frequently are not quantified or factually supported in the complaint or statement of claim. Other matters relate to regulatory investigations or proceedings, as to which there may be no objective basis for quantifying the range of potential fine, penalty or other remedy. As a result, Citigroup is often unable to estimate the loss in such matters, even if it believes that a loss is probable or reasonably possible, until developments in the case, proceeding or investigation have yielded additional information sufficient to support a quantitative assessment of the range of reasonably possible loss. Such developments may include, among other things, discovery from adverse parties or third parties, rulings by the court on key issues, analysis by retained experts and engagement in settlement negotiations. Depending on a range of factors, such as the complexity of the facts, the novelty of the legal theories, the pace of discovery, the court’s scheduling order, the timing of court decisions and the adverse party’s, regulator’s or other authority’s willingness to negotiate in good faith toward a resolution, it may be months or years after the filing of a case or commencement of a proceeding or an investigation before an estimate of the range of reasonably possible loss can be made.
Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2020, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.4 billion in the aggregate.
These estimates are based on currently available information. As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation, regulatory and tax proceedings are subject to particular uncertainties. For example, at the time of making an estimate, (i) Citigroup may have only preliminary, incomplete, or inaccurate information about the facts underlying the claim, (ii) its assumptions about the future rulings of the court, other tribunal or authority on significant issues, or the behavior and incentives of adverse parties, regulators or other authorities, may prove to be wrong and (iii) the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimate because it had deemed such an outcome to be remote. For all of these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
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
Opinion of Management as to Eventual Outcome. Subject to the foregoing, it is the opinion of Citigroup’s management, based on current knowledge and after taking into account its current legal or other accruals, that the eventual outcome of all matters described in this Note would not likely have a material adverse effect on the consolidated financial condition of Citigroup. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citigroup’s consolidated results of operations or cash flows in particular quarterly or annual periods.

ANZ Underwriting Matter
In 2018, the Australian Commonwealth Director of Public Prosecutions (CDPP) filed charges against Citigroup Global Markets Australia Pty Limited (CGMA) for alleged criminal cartel offenses following a referral by the Australian Competition and Consumer Commission. CDPP alleges that the cartel conduct took place following an institutional share placement by Australia and New Zealand Banking Group Limited (ANZ) in August 2015, where CGMA acted as joint underwriter and lead manager with other banks. CDPP also charged other banks and individuals, including current and former Citi employees. Separately, the Australian Securities and Investments Commission is conducting an investigation, and CGMA is cooperating with the investigation. Charges relating to CGMA are captioned R v. CITIGROUP GLOBAL MARKETS AUSTRALIA PTY LIMITED. The matter is before the Federal Court in New South Wales, Australia. Additional information concerning this action is publicly available in court filings under the docket number NSD 1316 - NSD 1324/2020.

Facilitation Trading Matters
Regulatory agencies in Asia Pacific countries and elsewhere are conducting investigations or making inquiries regarding Citigroup affiliates’ equity sales trading desks in connection with facilitation trades, which are securities transactions in which Citigroup trades fully or partially as principal. Citigroup is cooperating with these investigations and inquiries.

Foreign Exchange Matters
Regulatory Actions: Government and regulatory agencies in the U.S. and in other jurisdictions are conducting investigations or making inquiries regarding Citigroup’s foreign exchange business. Citigroup is cooperating with these and related investigations and inquiries.
Antitrust and Other Litigation: In 2018, a number of institutional investors who opted out of the previously disclosed August 2018 final settlement filed an action against Citigroup, Citibank, Citigroup Global Markets Inc. (CGMI) and other defendants, captioned ALLIANZ GLOBAL INVESTORS, ET AL. v. BANK OF AMERICA CORP., ET AL., in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants manipulated, and colluded to manipulate, the foreign exchange markets. Plaintiffs assert claims under the Sherman Act and unjust enrichment claims, and seek consequential and punitive damages and other forms of relief. On July 28, 2020, plaintiffs filed a third amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 10364 (S.D.N.Y.) (Schofield, J.).
In 2018, a group of institutional investors issued a claim against Citigroup, Citibank and other defendants, captioned ALLIANZ GLOBAL INVESTORS GMBH AND OTHERS v. BARCLAYS BANK PLC AND OTHERS, in the High Court of Justice in London. Claimants allege that defendants manipulated, and colluded to manipulate, the foreign exchange market in violation of EU and U.K. competition laws. Additional information concerning this action is publicly available in court filings under the case number CL-2018-000840.
In 2015, a putative class of consumers and businesses in the U.S. who directly purchased supracompetitive foreign currency at benchmark exchange rates filed an action against Citigroup and other defendants, captioned NYPL v. JPMORGAN CHASE & CO., ET AL., in the United States District Court for the Northern District of California (later transferred to the United States District Court for the Southern District of New York). Subsequently, plaintiffs filed an amended class action complaint against Citigroup, Citibank and Citicorp as defendants. Plaintiffs allege that they suffered losses as a result of defendants’ alleged manipulation of, and collusion with respect to, the foreign exchange market. Plaintiffs assert claims under federal and California antitrust and consumer protection laws, and seek compensatory damages, treble damages and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket numbers 15 Civ. 2290 (N.D. Cal.) (Chhabria, J.) and 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
In 2017, putative classes of indirect purchasers of certain foreign exchange instruments filed an action against Citigroup, Citibank, Citicorp, CGMI and other defendants, captioned CONTANT, ET AL. v. BANK OF AMERICA CORP., ET AL., in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants engaged in a conspiracy to fix currency prices. Plaintiffs assert claims under the Sherman Act and various state antitrust laws, and seek compensatory damages and treble damages. On November 19, 2020, the court granted final approval of a settlement between plaintiffs and Citigroup, Citibank, Citicorp and CGMI. Additional information concerning this action is publicly available in court filings under the docket number 17 Civ. 3139 (S.D.N.Y.) (Schofield, J.).
In 2019, an application, captioned MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS, was made to the U.K.’s Competition Appeal Tribunal requesting permission to commence collective proceedings against Citigroup, Citibank and other defendants. The application seeks compensatory damages for losses alleged to have arisen from the actions at issue in the European Commission’s foreign exchange spot trading infringement decision (European Commission Decision of May 16, 2019 in Case AT.40135-FOREX (Three Way Banana Split) C(2019) 3631 final). Additional information concerning this action is publicly available in court filings under the case number 1329/7/7/19.
In 2019, an application, captioned PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS, was made to the U.K.’s Competition Appeal Tribunal requesting permission to commence collective proceedings against Citigroup, Citibank and other defendants. The application seeks compensatory damages similar to those in the Michael O’Higgins FX Class Representative Limited application. Additional information concerning this action is publicly available in court filings under the case number 1336/7/7/19.
In 2019, a putative class action was filed against Citibank and other defendants, captioned J WISBEY & ASSOCIATES PTY LTD v. UBS AG & ORS, in the Federal Court of Australia. Plaintiffs allege that defendants manipulated the foreign exchange markets. Plaintiffs assert claims under antitrust laws, and seek compensatory damages and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number VID567/2019.
In 2019, two motions for certification of class actions filed against Citigroup, Citibank and Citicorp and other defendants were consolidated, under the caption GERTLER, ET AL. v. DEUTSCHE BANK AG, in the Tel Aviv Central District Court in Israel. Plaintiffs allege that defendants manipulated the foreign exchange markets. A hearing on Citibank’s motion to dismiss plaintiffs’ petition for certification is scheduled for April 12, 2021. Additional information concerning this action is publicly available in court filings under the docket number CA 29013-09-18.

Hong Kong Private Bank Litigation
In 2007, a claim was filed in the High Court of Hong Kong
claiming damages of over $51 million against Citibank. The
case, captioned PT ASURANSI TUGU PRATAMA
INDONESIA TBK v. CITIBANK N.A., was dismissed in
2018 by the Hong Kong Court of First Instance on grounds
that the claim was time-barred. Plaintiff has appealed the
court’s dismissal. Additional information concerning this
action is publicly available in court filings under the docket number CACV 548/2018.

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: In 2016, a putative class action was filed against Citibank, Citigroup and other defendants, now captioned FUND LIQUIDATION HOLDINGS LLC, AS ASSIGNOR AND SUCCESSOR-IN-INTEREST TO FRONTPOINT ASIAN EVENT DRIVEN FUND L.P., ET AL. v. CITIBANK, N.A., ET AL., in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants manipulated the Singapore Interbank Offered Rate and Singapore Swap Offer Rate. Plaintiffs assert claims under the Sherman Act, the Clayton Act, the RICO Act and state law. In 2018, plaintiffs entered into a settlement with Citigroup and Citibank, under which Citigroup and Citibank agreed to pay approximately $10 million. In July 2019, the court found that it lacked subject-matter jurisdiction over the non-settling defendants and dismissed the case. The court also found that it lacked jurisdiction to approve the settlement and denied plaintiffs’ motion for preliminary approval of the settlement. In August 2019, plaintiffs filed an appeal with the United States Court of Appeals for the Second Circuit. Additional information concerning this action is publicly available in court filings under the docket numbers 16 Civ. 5263 (S.D.N.Y.) (Hellerstein, J.) and 19-2719 (2d Cir.).
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
In May 2019, three putative class actions filed against Citigroup, Citibank, CGMI and other defendants were consolidated, under the caption IN RE ICE LIBOR ANTITRUST LITIGATION, in the United States District Court of the Southern District of New York. In July 2019,
plaintiffs filed a consolidated amended complaint. Plaintiffs allege that defendants suppressed ICE LIBOR. Plaintiffs assert claims under the Sherman Act, the Clayton Act, and unjust enrichment, and seek compensatory damages, disgorgement, and treble damages. In March 2020, the court granted defendants’ motion to dismiss the action for failure to state a claim, which plaintiffs appealed to the United States Court of Appeals for the Second Circuit. On December 28, 2020, DYJ Holdings, LLC filed a motion to intervene as a plaintiff, given that the existing plaintiffs intended to withdraw from the case, which defendants opposed and separately moved to dismiss for lack of subject matter jurisdiction. Additional information concerning this action is publicly available in court filings under the docket numbers 19 Civ. 439 (S.D.N.Y.) (Daniels, J.) and 20-1492 (2d Cir.).
On August 18, 2020, individual borrowers and consumers of loans and credit cards filed an action against Citigroup, Citibank, CGMI and other defendants, captioned MCCARTHY, ET AL. v. INTERCONTINENTAL EXCHANGE, INC., ET AL., in the United States District Court for the Northern District of California. Plaintiffs allege that defendants conspired to fix ICE LIBOR, assert claims under the Sherman Act and the Clayton Act, and seek declaratory relief, injunctive relief, and treble damages. On November 11, 2020, defendants filed a motion to transfer the case to the United States District Court for the Southern District of New York. Additional information concerning this action is publicly available in court filings under the docket number 20 Civ. 5832 (N.D. Cal.) (Donato, J.).

Interchange Fee Litigation
Beginning in 2005, several putative class actions were filed against Citigroup, Citibank, and Citicorp, together with Visa, MasterCard, and other banks and their affiliates, in various federal district courts and consolidated with other related individual cases in a multi-district litigation proceeding in the United States District Court for the Eastern District of New York. This proceeding is captioned IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGATION.
The plaintiffs, merchants that accept Visa and MasterCard branded payment cards, as well as various membership associations that claim to represent certain groups of merchants, allege, among other things, that defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions and to restrain trade unreasonably through various Visa and MasterCard rules governing merchant conduct, all in violation of Section 1 of the Sherman Act and certain California statutes. Plaintiffs further alleged violations of Section 2 of the Sherman Act. Supplemental complaints also were filed against defendants in the putative class actions alleging that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.
In 2014, the district court entered a final judgment approving the terms of a class settlement. Various objectors appealed from the final class settlement approval order to the United States Court of Appeals for the Second Circuit.

In 2016, the Court of Appeals reversed the district court’s approval of the class settlement and remanded for further proceedings. The district court thereafter appointed separate interim counsel for a putative class seeking damages and a putative class seeking injunctive relief. Amended or new complaints on behalf of the putative classes and various individual merchants were subsequently filed, including a further amended complaint on behalf of a putative damages class and a new complaint on behalf of a putative injunctive class, both of which named Citigroup and Related Parties. In addition, numerous merchants have filed amended or new complaints against Visa, MasterCard, and in some instances one or more issuing banks, including Citigroup and affiliates.
In 2019, the district court granted the damages class plaintiffs’ motion for final approval of a new settlement with the defendants. The settlement involves the damages class only and does not settle the claims of the injunctive relief class or any actions brought on a non-class basis by individual merchants. The settlement provides for a cash payment to the damages class of $6.24 billion, later reduced by $700 million based on the transaction volume of class members that opted-out from the settlement. Several merchants and merchant groups have appealed the final approval order. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

Interest Rate and Credit Default Swap Matters
Regulatory Actions: The Commodity Futures Trading Commission (CFTC) is conducting an investigation into alleged anticompetitive conduct in the trading and clearing of interest rate swaps (IRS) by investment banks. Citigroup is cooperating with the investigation.
Antitrust and Other Litigation: Beginning in 2015, Citigroup, Citibank, CGMI, CGML, and numerous other parties were named as defendants in a number of industry-wide putative class actions related to IRS trading. These actions have been consolidated in the United States District Court for the Southern District of New York under the caption IN RE INTEREST RATE SWAPS ANTITRUST LITIGATION. The actions allege that defendants colluded to prevent the development of exchange-like trading for IRS and assert federal and state antitrust claims and claims for unjust enrichment. Also consolidated under the same caption are individual actions filed by swap execution facilities, asserting federal and state antitrust claims, as well as claims for unjust enrichment and tortious interference with business relations. Plaintiffs in all of these actions seek treble damages, fees, costs, and injunctive relief. Lead plaintiffs in the class action moved for class certification in 2019, and subsequently filed an amended complaint. Additional information concerning these actions is publicly available in court filings under the docket numbers 18-CV-5361 (S.D.N.Y.) (Oetken, J.) and 16-MD-2704 (S.D.N.Y.) (Oetken, J.).
In 2017, Citigroup, Citibank, CGMI, CGML and numerous other parties were named as defendants in an action filed in the United States District Court for the Southern District of New York under the caption TERA GROUP, INC., ET AL. v. CITIGROUP, INC., ET AL. The complaint alleges that defendants colluded to prevent the development of exchange-like trading for credit default swaps and asserts federal and state antitrust claims and state law tort claims. In January 2020, plaintiffs filed an amended complaint, which defendants later moved to dismiss. Additional information concerning this action is publicly available in court filings under the docket number 17-CV-4302 (S.D.N.Y.) (Sullivan, J.).

Parmalat Litigation
In 2004, an Italian commissioner appointed to oversee the administration of various Parmalat companies filed a complaint against Citigroup, Citibank, and related parties, alleging that the defendants facilitated a number of frauds by Parmalat insiders. In 2008, a jury rendered a verdict in Citigroup’s favor and awarded Citi $431 million. In 2019, the Italian Supreme Court affirmed the decision in the full amount of $431 million. Citigroup has taken steps to enforce the judgment in Italian and Belgian courts. Additional information concerning these actions is publicly available in court filings under the docket numbers 27618/2014, 4133/2019, and 22098/2019 (Italy), and 20/3617/A and 20/4007/A (Brussels).
In 2015, Parmalat filed a claim in an Italian civil court in Milan claiming damages of €1.8 billion against Citigroup, Citibank, and related parties. The Milan court dismissed Parmalat’s claim on grounds that it was duplicative of Parmalat’s previously unsuccessful claims. In 2019, the Milan Court of Appeal rejected Parmalat’s appeal of the Milan court’s dismissal. In June 2019, Parmalat filed a further appeal with the Italian Supreme Court. Additional information concerning this action is publicly available in court filings under the docket numbers 1009/2018 and 20598/2019.
On January 29, 2020, Parmalat, its three directors, and its sole shareholder, Sofil S.a.s., as co-plaintiffs, filed a claim before the Italian civil court in Milan seeking a declaratory judgment that they do not owe compensatory damages of €990 million to Citibank. On November 5, 2020, Citibank joined the proceedings, seeking dismissal of the declaratory judgment application. Additional information concerning this action is publicly available in court filings under the docket number 8611/2020.

Payment Protection Insurance
Regulators and courts in the U.K. have scrutinized the selling of payment protection insurance (PPI) by financial institutions for several years. Citibank continues to review customer claims relating to the sale of PPI in the U.K., to grant redress in accordance with the requirements of the U.K. Financial Conduct Authority, and to defend claims filed in U.K. courts.

Revlon Credit Facility Litigation
On August 12, 2020, Citibank and numerous other parties were named as defendants in an action filed in the United States District Court for the Southern District of New York under the caption UMB BANK, NATIONAL ASSOCIATION v. REVLON, INC., ET AL. Plaintiff alleged that, with respect to a 2016 credit agreement between Revlon and various lenders for which Citibank served as administrative and collateral agent, the defendants deprived lenders of the collateral securing loans they made to Revlon under the credit agreement. On November 8, 2020, plaintiffs withdrew the case without prejudice. Additional information concerning this action is publicly available in court filings under the docket number 20-CV-6352 (S.D.N.Y.) (Schofield, J.).

Revlon-related Wire Transfer Litigation
On August 17, 18, and 20, 2020, Citibank filed actions in the United States District Court for the Southern District of New York, which have been consolidated under the caption IN RE CITIBANK AUGUST 11, 2020 WIRE TRANSFERS. The actions relate to a payment erroneously made by Citibank on August 11, 2020, in its capacity as administrative agent for a Revlon credit facility. The action seeks the return of the erroneously transferred funds from certain fund managers. Citibank has asserted claims for unjust enrichment, conversion, money had and received, and payment by mistake. The court issued temporary restraining orders related to the subject funds. A trial was held in December 2020. On February 16, 2021, the court issued a judgment in favor of the defendants. Additional information concerning this action is publicly available in court filings under the docket number 20-CV-6539 (S.D.N.Y.) (Furman, J.).

Shareholder Derivative and Securities Litigation
Beginning on October 16, 2020, four derivative actions were filed in the United States District Court for the Southern District of New York, purportedly on behalf of Citigroup (as nominal defendant) against Citigroup’s current directors and certain former directors. On December 3, 2020, the actions were consolidated under the caption IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION. On December 24, 2020, plaintiffs filed a consolidated complaint asserting claims for breach of fiduciary duty, unjust enrichment, and contribution and indemnification in connection with defendants’ alleged failures to implement adequate internal controls. In addition, the consolidated complaint asserts derivative claims for violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 in connection with statements in Citigroup’s 2019 and 2020 annual meeting proxy statements. Additional information concerning this action is publicly available in court filings under the docket number 1:20-cv-09438 (S.D.N.Y.) (Nathan, J.).
Beginning on December 4, 2020, two derivative actions were filed in the Supreme Court of the State of New York, purportedly on behalf of Citigroup (as nominal defendant) against Citigroup’s current directors, certain former directors, and certain current and former officers. The actions are captioned P. ALEXANDER ATAII v. CORBAT, ET AL. and ASHLEY IKEDA v. CORBAT, ET AL. The complaints assert claims for breach of fiduciary duty and unjust enrichment in connection with defendants’ alleged failures to implement adequate internal controls. Additional information concerning these actions is publicly available in court filings under the docket numbers 656759/2020 (N.Y. Sup. Ct.) and 657086/2020 (N.Y. Sup. Ct.).
Beginning on October 30, 2020, three putative class action complaints were filed in the United States District Court for the Southern District of New York against Citigroup and certain of its current and former officers, asserting violations of Sections 10(b) and 20(a) of the Securities
Exchange Act of 1934 in connection with defendants’ alleged misstatements concerning Citigroup’s internal controls. The actions are captioned CITY OF SUNRISE FIREFIGHTERS’ PENSION FUND v. CITIGROUP INC., ET AL., CITY OF STERLING HEIGHTS GENERAL EMPLOYEES’ RETIREMENT SYSTEM v. CITIGROUP INC., ET AL., and TIMOTHY LIM v. CITIGROUP INC., ET AL. Additional information concerning these actions is publicly available in court filings under the docket numbers 1:20-CV-9132 (S.D.N.Y.) (Nathan, J.), 1:20-CV-09573 (S.D.N.Y.) (Nathan, J.), and 1:20-CV-10360 (S.D.N.Y.) (Nathan, J.).

Sovereign Securities Matters
Regulatory Actions: Government and regulatory agencies in the U.S. and in other jurisdictions are conducting investigations or making inquiries regarding Citigroup’s sales and trading activities in connection with sovereign and other government-related securities. Citigroup is cooperating with these investigations and inquiries.
Antitrust and Other Litigation: In 2015, putative class actions filed against CGMI and other defendants were consolidated, under the caption IN RE TREASURY SECURITIES AUCTION ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. In 2017, a consolidated amended complaint was filed, alleging that defendants colluded to fix U.S. treasury auction bids by sharing competitively sensitive information ahead of the auctions, and that defendants colluded to boycott and prevent the emergence of an anonymous, all-to-all electronic trading platform in the U.S. Treasuries secondary market. The complaint asserts claims under antitrust laws, and seeks damages, including treble damages where authorized by statute, and injunctive relief. In February 2018, defendants moved to dismiss the complaint. Additional information concerning this action is publicly available in court filings under the docket number 15-MD-2673 (S.D.N.Y.) (Gardephe, J.).
In 2016 and 2017, actions by putative classes of direct purchasers of supranational, sub-sovereign and agency (SSA) bonds filed against Citigroup, Citibank, CGMI, CGML and other defendants were consolidated, under the caption IN RE SSA BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. In 2018, a second amended consolidated complaint was filed, alleging that defendants, as market makers and traders of SSA bonds, colluded to fix the price at which they bought and sold SSA bonds in the secondary market. The complaint asserts claims under the antitrust laws and unjust enrichment, and seeks damages, including treble damages where authorized by statute, and disgorgement. In 2019, the court granted defendants’ motion to dismiss certain defendants, including CGML. On June 1, 2020, plaintiffs appealed to the United States Court of Appeals for the Second Circuit from the district court’s grant of defendants’ remaining motion to dismiss the second amended consolidated complaint. Additional information concerning this action is publicly available in court filings under the docket numbers 16 Civ. 3711 (S.D.N.Y.) (Ramos, J.) and 20-1759 (2d Cir.).
In 2017, purchasers of SSA bonds filed a proposed class action on behalf of direct and indirect purchasers of SSA bonds against Citigroup, Citibank, CGMI, CGML, Citibank Canada, Citigroup Global Markets Canada, Inc. and other defendants, captioned JOSEPH MANCINELLI, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., in the
Federal Court in Canada. In October 2019, plaintiffs filed an amended claim. The complaint alleges that defendants manipulated, and colluded to manipulate, the SSA bonds market, asserts claims for breach of the Competition Act, breach of foreign law, civil conspiracy, unjust enrichment, waiver of tort, and breach of contract, and seeks compensatory and punitive damages, among other relief. Additional information concerning this action is publicly available in court filings under the docket number T-1871-17 (Fed. Ct.).
In 2019, the State of Louisiana filed an action against CGMI and other defendants, captioned STATE OF LOUISIANA v. BANK OF AMERICA, N.A., ET AL., in the United States District Court for the Middle District of Louisiana. The complaint alleges that defendants conspired to manipulate the market for bonds issued by U.S. government-sponsored agencies. The complaint asserts a claim for a violation of the Sherman Act, and seeks treble damages and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 638 (M.D. La.) (Dick, C.J.).
In 2019, the City of Baton Rouge and related plaintiffs filed a substantially similar action against CGMI and other defendants, captioned CITY OF BATON ROUGE, ET AL. v. BANK OF AMERICA, N.A., ET AL., in the United States District Court for the Middle District of Louisiana. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 725 (M.D. La.) (Dick, C.J.).
On April 1, 2020, the Louisiana Asset Management Pool filed a substantially similar action against CGMI and other defendants, captioned LOUISIANA ASSET MANAGEMENT POOL v. BANK OF AMERICA CORPORATION, ET AL., in the United States District Court for the Eastern District of Louisiana, which was subsequently transferred to the United States District Court for the Middle District of Louisiana. Additional information concerning this action is publicly available in court filings under the docket number 21 Civ. 0003 (M.D. La.) (Dick, C.J.).
On September 21, 2020, the City of New Orleans and related entities filed a substantially similar action against CGMI and other defendants, captioned CITY OF NEW ORLEANS, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., in the United States District Court for the Eastern District of Louisiana. Additional information concerning this action is publicly available in court filings under the docket number 20 Civ. 2570 (E.D. La.) (Vitter, J.).
In 2018, a putative class action was filed against Citigroup, CGMI, Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc., Citibanamex, Grupo Banamex and other banks, captioned IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. The complaint alleges that defendants colluded in the Mexican sovereign bond market. In September 2019, the court granted defendants’ motion to dismiss. In December 2019, plaintiffs filed an amended complaint against Citibanamex and other market makers in the Mexican sovereign bond market. Plaintiffs no longer assert any claims against Citigroup and any other U.S. Citi affiliates. The amended complaint alleges a conspiracy to fix prices in the Mexican sovereign bond market from January 1, 2006 to April 19, 2017, and asserts antitrust and unjust enrichment claims, and seeks treble damages, restitution and injunctive relief. On February 21, 2020, certain defendants, including Citibanamex, moved to dismiss the amended, which the court later granted. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 2830 (S.D.N.Y.) (Oetken, J.).

Transaction Tax Matters
Citigroup and Citibank are engaged in litigation or examinations with non-U.S. tax authorities, including in the U.K., India, and Germany, concerning the payment of transaction taxes and other non-income tax matters.

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
In the adversary proceeding captioned KIRSCHNER v. FITZSIMONS, ET AL., the litigation trustee, as successor plaintiff to the unsecured creditors committee, seeks to avoid and recover as actual fraudulent transfers the transfers of Tribune stock that occurred as a part of the leveraged buyout. Several Citigroup affiliates, along with numerous other parties, were named as shareholder defendants and were alleged to have tendered Tribune stock to Tribune as a part of the buyout. In 2017, the United States District Court for the Southern District of New York dismissed the actual fraudulent transfer claim against the shareholder defendants, including the Citigroup affiliates. In 2019, the litigation trustee filed an appeal to the United States Court of Appeals for the Second Circuit.
Several Citigroup affiliates, along with numerous other parties, are named as defendants in certain actions brought by Tribune noteholders, which seek to recover the transfers of Tribune stock that occurred as a part of the leveraged buyout, as state-law constructive fraudulent conveyances. The noteholders’ claims were previously dismissed and the dismissal was affirmed on appeal. In 2018, the United States Court of Appeals for the Second Circuit withdrew its 2016 transfer of jurisdiction to the district court to reconsider its decision in light of a recent United States Supreme Court decision. In 2019, the Court of Appeals issued an amended decision again affirming the dismissal. In January 2020, the noteholders filed a petition for rehearing. On July 6, 2020, the noteholders filed a petition for a writ of certiorari in the United States Supreme Court. On October 5, 2020, the Supreme

Court called for the views of the Acting Solicitor General on whether the petition should be granted.
CGMI was named as a defendant in a separate action, KIRSCHNER v. CGMI, in connection with its role as advisor to Tribune. In 2019, the court dismissed the action, which the litigation trustee has appealed to the United States Court of Appeals for the Second Circuit.
Additional information concerning these actions is publicly available in court filings under the docket numbers 08-13141 (Bankr. D. Del.) (Carey, J.), 11 MD 02296 (S.D.N.Y.) (Cote, J.), 12 MC 2296 (S.D.N.Y.) (Cote, J.), 13-3992 (2d Cir.), 19-0449 (2d Cir.), 19-3049 (2d Cir.), 16-317 (U.S.), and 20-8 (U.S. Supreme Court).

Variable Rate Demand Obligation Litigation
In 2019, plaintiffs in the consolidated actions CITY OF PHILADELPHIA v. BANK OF AMERICA CORP., ET AL. and MAYOR AND CITY COUNCIL OF BALTIMORE v. BANK OF AMERICA CORP., ET AL. filed a consolidated complaint naming as defendants Citigroup, Citibank, CGMI, CGML and numerous other industry participants. The consolidated complaint asserts violations of the Sherman Act, as well as claims for breach of contract, breach of fiduciary duty, and unjust enrichment, and seeks damages and injunctive relief based on allegations that defendants served as remarketing agents for municipal bonds called variable rate demand obligations (VRDOs) and colluded to set artificially high VRDO interest rates. On November 6, 2020, the court granted in part and denied in part defendants’ motion to dismiss the consolidated complaint. Additional information concerning this action is publicly available in court filings under the docket numbers 19-CV-1608 (S.D.N.Y.) (Furman, J.) and 19-CV-2667 (S.D.N.Y.) (Furman, J.).

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation or other accruals.

This page intentionally left blank.

28.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Citigroup amended its Registration Statement on Form S-3 on file with the SEC (File No. 33-192302) to add its wholly owned subsidiary, Citigroup Global Markets Holdings Inc. (CGMHI), as a co-registrant. Any securities issued by CGMHI under the Form S-3 will be fully and unconditionally guaranteed by Citigroup.
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, Condensed Consolidating Balance Sheet as of December 31, 2020 and 2019 and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,355	$—	$—	$(2,355)	$—
Interest revenue	—	5,364	52,725	—	58,089
Interest revenue—intercompany	4,162	920	(5,082)	—	—
Interest expense	4,992	1,989	7,560	—	14,541
Interest expense—intercompany	502	2,170	(2,672)	—	—
Net interest revenue	$(1,332)	$2,125	$42,755	$—	$43,548
Commissions and fees	$—	$6,216	$5,169	$—	$11,385
Commissions and fees—intercompany	(36)	290	(254)	—	—
Principal transactions	(1,254)	(4,252)	19,391	—	13,885
Principal transactions—intercompany	693	9,064	(9,757)	—	—
Other revenue	(127)	706	4,901	—	5,480
Other revenue—intercompany	111	23	(134)	—	—
Total non-interest revenues	$(613)	$12,047	$19,316	$—	$30,750
Total revenues, net of interest expense	$410	$14,172	$62,071	$(2,355)	$74,298
Provisions for credit losses and for benefits and claims	$—	$(1)	$17,496	$—	$17,495
Operating expenses
Compensation and benefits	$(5)	$4,941	$17,278	$—	$22,214
Compensation and benefits—intercompany	191	—	(191)	—	—
Other operating	37	2,393	18,527	—	20,957
Other operating—intercompany	15	2,317	(2,332)	—	—
Total operating expenses	$238	$9,651	$33,282	$—	$43,171
Equity in undistributed income of subsidiaries	$9,894	$—	$—	$(9,894)	$—
Income from continuing operations before income taxes	$10,066	$4,522	$11,293	$(12,249)	$13,632
Provision (benefit) for income taxes	(981)	1,249	2,257	—	2,525
Income from continuing operations	$11,047	$3,273	$9,036	$(12,249)	$11,107
Income (loss) from discontinued operations, net of taxes	—	—	(20)	—	(20)
Net income before attribution of noncontrolling interests	$11,047	$3,273	$9,016	$(12,249)	$11,087
Noncontrolling interests	—	—	40	—	40
Net income	$11,047	$3,273	$8,976	$(12,249)	$11,047
Comprehensive income
Add: Other comprehensive income (loss)	$4,260	$(223)	$4,244	$(4,021)	$4,260
Total Citigroup comprehensive income	$15,307	$3,050	$13,220	$(16,270)	$15,307
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$26	$—	$26
Add: Net income attributable to noncontrolling interests	—	—	40	—	40
Total comprehensive income	$15,307	$3,050	$13,286	$(16,270)	$15,373

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$23,347	$—	$—	$(23,347)	$—
Interest revenue	—	10,661	65,849	—	76,510
Interest revenue—intercompany	5,091	1,942	(7,033)	—	—
Interest expense	4,949	7,010	17,204	—	29,163
Interest expense—intercompany	1,038	4,243	(5,281)	—	—
Net interest revenue	$(896)	$1,350	$46,893	$—	$47,347
Commissions and fees	$—	$5,265	$6,481	$—	$11,746
Commissions and fees—intercompany	(21)	354	(333)	—	—
Principal transactions	(2,537)	277	11,152	—	8,892
Principal transactions—intercompany	1,252	2,464	(3,716)	—	—
Other revenue	767	832	4,702	—	6,301
Other revenue—intercompany	(55)	102	(47)	—	—
Total non-interest revenues	$(594)	$9,294	$18,239	$—	$26,939
Total revenues, net of interest expense	$21,857	$10,644	$65,132	$(23,347)	$74,286
Provisions for credit losses and for benefits and claims	$—	$—	$8,383	$—	$8,383
Operating expenses
Compensation and benefits	$32	$4,680	$16,721	$—	$21,433
Compensation and benefits—intercompany	134	—	(134)	—	—
Other operating	(16)	2,326	18,259	—	20,569
Other operating—intercompany	20	2,410	(2,430)	—	—
Total operating expenses	$170	$9,416	$32,416	$—	$42,002
Equity in undistributed income of subsidiaries	$(3,620)	$—	$—	$3,620	$—
Income from continuing operations before income taxes	$18,067	$1,228	$24,333	$(19,727)	$23,901
Provision (benefit) for income taxes	(1,334)	176	5,588	—	4,430
Income from continuing operations	$19,401	$1,052	$18,745	$(19,727)	$19,471
Income (loss) from discontinued operations, net of taxes	—	—	(4)	—	(4)
Net income (loss) before attribution of noncontrolling interests	$19,401	$1,052	$18,741	$(19,727)	$19,467
Noncontrolling interests	—	—	66	—	66
Net income	$19,401	$1,052	$18,675	$(19,727)	$19,401
Comprehensive income
Add: Other comprehensive income (loss)	$852	$(651)	$1,600	$(949)	$852
Total Citigroup comprehensive income	$20,253	$401	$20,275	$(20,676)	$20,253
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$—	$—	$—
Add: Net income attributable to noncontrolling interests	—	—	66	—	66
Total comprehensive income	$20,253	$401	$20,341	$(20,676)	$20,319

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$22,854	$—	$—	$(22,854)	$—
Interest revenue	67	8,732	62,029	—	70,828
Interest revenue—intercompany	4,933	1,659	(6,592)	—	—
Interest expense	4,783	5,430	14,053	—	24,266
Interest expense—intercompany	1,198	3,539	(4,737)	—	—
Net interest revenue	$(981)	$1,422	$46,121	$—	$46,562
Commissions and fees	$—	$5,146	$6,711	$—	$11,857
Commissions and fees—intercompany	(2)	237	(235)	—	—
Principal transactions	(1,310)	1,599	8,616	—	8,905
Principal transactions—intercompany	(929)	1,328	(399)	—	—
Other revenue	1,373	710	3,447	—	5,530
Other revenue—intercompany	(107)	143	(36)	—	—
Total non-interest revenues	$(975)	$9,163	$18,104	$—	$26,292
Total revenues, net of interest expense	$20,898	$10,585	$64,225	$(22,854)	$72,854
Provisions for credit losses and for benefits and claims	$—	$(22)	$7,590	$—	$7,568
Operating expenses
Compensation and benefits	$4	$4,484	$16,666	$—	$21,154
Compensation and benefits—intercompany	115	—	(115)	—	—
Other operating	(192)	2,224	18,655	—	20,687
Other operating—intercompany	49	2,312	(2,361)	—	—
Total operating expenses	$(24)	$9,020	$32,845	$—	$41,841
Equity in undistributed income of subsidiaries	$(2,163)	$—	$—	$2,163	$—
Income from continuing operations before income taxes	$18,759	$1,587	$23,790	$(20,691)	$23,445
Provision (benefit) for income taxes	714	1,123	3,520	—	5,357
Income from continuing operations	$18,045	$464	$20,270	$(20,691)	$18,088
Income (loss) from discontinued operations, net of taxes	—	—	(8)	—	(8)
Net income before attribution of noncontrolling interests	$18,045	$464	$20,262	$(20,691)	$18,080
Noncontrolling interests	—	—	35	—	35
Net income	$18,045	$464	$20,227	$(20,691)	$18,045
Comprehensive income
Add: Other comprehensive income (loss)	$(2,499)	$257	$3,500	$(3,757)	$(2,499)
Total Citigroup comprehensive income	$15,546	$721	$23,727	$(24,448)	$15,546
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(43)	$—	$(43)
Add: Net income attributable to noncontrolling interests	—	—	35	—	35
Total comprehensive income	$15,546	$721	$23,719	$(24,448)	$15,538

Condensed Consolidating Balance Sheet

	December 31, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$628	$25,721	$—	$26,349
Cash and due from banks—intercompany	16	6,081	(6,097)	—	—
Deposits with banks, net of allowance	—	5,224	278,042	—	283,266
Deposits with banks—intercompany	4,500	8,179	(12,679)	—	—
Securities borrowed and purchased under resale agreements	—	238,718	55,994	—	294,712
Securities borrowed and purchased under resale agreements—intercompany	—	24,309	(24,309)	—	—
Trading account assets	307	222,278	152,494	—	375,079
Trading account assets—intercompany	723	9,400	(10,123)	—	—
Investments, net of allowance	1	374	446,984	—	447,359
Loans, net of unearned income	—	2,524	673,359	—	675,883
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(24,956)	—	(24,956)
Total loans, net	$—	$2,524	$648,403	$—	$650,927
Advances to subsidiaries	$152,383	$—	$(152,383)	$—	$—
Investments in subsidiaries	213,267	—	—	(213,267)	—
Other assets, net of allowance(1)	12,156	60,273	109,969	—	182,398
Other assets—intercompany	2,781	51,489	(54,270)	—	—
Total assets	$386,134	$629,477	$1,457,746	$(213,267)	$2,260,090
Liabilities and equity
Deposits	$—	$—	$1,280,671	$—	$1,280,671
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	184,786	14,739	—	199,525
Securities loaned and sold under repurchase agreements—intercompany	—	76,590	(76,590)	—	—
Trading account liabilities	—	113,100	54,927	—	168,027
Trading account liabilities—intercompany	397	8,591	(8,988)	—	—
Short-term borrowings	—	12,323	17,191	—	29,514
Short-term borrowings—intercompany	—	12,757	(12,757)	—	—
Long-term debt	170,563	47,732	53,391	—	271,686
Long-term debt—intercompany	—	67,322	(67,322)	—	—
Advances from subsidiaries	12,975	—	(12,975)	—	—
Other liabilities, including allowance	2,692	55,217	52,558	—	110,467
Other liabilities—intercompany	65	15,378	(15,443)	—	—
Stockholders’ equity	199,442	35,681	178,344	(213,267)	200,200
Total liabilities and equity	$386,134	$629,477	$1,457,746	$(213,267)	$2,260,090

(1)Other assets for Citigroup parent company at December 31, 2020 included $29.5 billion of placements to Citibank and its branches, of which $24.3 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$586	$23,381	$—	$23,967
Cash and due from banks—intercompany	21	5,095	(5,116)	—	—
Deposits with banks, net of allowance	—	4,050	165,902	—	169,952
Deposits with banks—intercompany	3,000	6,710	(9,710)	—	—
Securities borrowed and purchased under resale agreements	—	195,537	55,785	—	251,322
Securities borrowed and purchased under resale agreements—intercompany	—	21,446	(21,446)	—	—
Trading account assets	286	152,115	123,739	—	276,140
Trading account assets—intercompany	426	5,858	(6,284)	—	—
Investments, net of allowance	1	541	368,021	—	368,563
Loans, net of unearned income	—	2,497	696,986	—	699,483
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(12,783)	—	(12,783)
Total loans, net	$—	$2,497	$684,203	$—	$686,700
Advances to subsidiaries	$144,587	$—	$(144,587)	$—	$—
Investments in subsidiaries	202,116	—	—	(202,116)	—
Other assets, net of allowance(1)	12,377	54,784	107,353	—	174,514
Other assets—intercompany	2,799	45,588	(48,387)	—	—
Total assets	$365,613	$494,807	$1,292,854	$(202,116)	$1,951,158
Liabilities and equity
Deposits	$—	$—	$1,070,590	$—	$1,070,590
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	145,473	20,866	—	166,339
Securities loaned and sold under repurchase agreements—intercompany	—	36,581	(36,581)	—	—
Trading account liabilities	1	80,100	39,793	—	119,894
Trading account liabilities—intercompany	379	5,109	(5,488)	—	—
Short-term borrowings	66	11,096	33,887	—	45,049
Short-term borrowings—intercompany	—	17,129	(17,129)	—	—
Long-term debt	150,477	39,578	58,705	—	248,760
Long-term debt—intercompany	—	66,791	(66,791)	—	—
Advances from subsidiaries	20,503	—	(20,503)	—	—
Other liabilities, including allowance	937	51,777	53,866	—	106,580
Other liabilities—intercompany	8	8,414	(8,422)	—	—
Stockholders’ equity	193,242	32,759	170,061	(202,116)	193,946
Total liabilities and equity	$365,613	$494,807	$1,292,854	$(202,116)	$1,951,158

(1)Other assets for Citigroup parent company at December 31, 2019 included $35.1 billion of placements to Citibank and its branches, of which $24.9 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,002	$(26,195)	$572	$—	$(20,621)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(334,900)	$—	$(334,900)
Proceeds from sales of investments	—	—	146,285	—	146,285
Proceeds from maturities of investments	—	—	124,229	—	124,229
Change in loans	—	—	14,249	—	14,249
Proceeds from sales and securitizations of loans	—	—	1,495	—	1,495
Change in securities borrowed and purchased under agreements to resell	—	(46,044)	2,654	—	(43,390)
Changes in investments and advances—intercompany	(5,584)	(6,917)	12,501	—	—
Other investing activities	—	(54)	(3,226)	—	(3,280)
Net cash used in investing activities of continuing operations	$(5,584)	$(53,015)	$(36,713)	$—	$(95,312)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,352)	$(172)	$172	$—	$(5,352)
Issuance of preferred stock	2,995	—	—	—	2,995
Redemption of preferred stock	(1,500)	—	—	—	(1,500)
Treasury stock acquired	(2,925)	—	—	—	(2,925)
Proceeds (repayments) from issuance of long-term debt, net	16,798	6,349	(10,091)	—	13,056
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	3,960	(3,960)	—	—
Change in deposits	—	—	210,081	—	210,081
Change in securities loaned and sold under agreements to repurchase	—	79,322	(46,136)	—	33,186
Change in short-term borrowings	—	1,228	(16,763)	—	(15,535)
Net change in short-term borrowings and other advances—intercompany	(7,528)	(7,806)	15,334	—	—
Capital contributions from (to) parent	—	—	—	—	—
Other financing activities	(411)	—	—	—	(411)
Net cash provided by financing activities of continuing operations	$2,077	$82,881	$148,637	$—	$233,595
Effect of exchange rate changes on cash and due from banks	$—	$—	$(1,966)	$—	$(1,966)
Change in cash and due from banks and deposits with banks	$1,495	$3,671	$110,530	$—	$115,696
Cash and due from banks and deposits with banks at beginning of year	3,021	16,441	174,457	—	193,919
Cash and due from banks and deposits with banks at end of year	$4,516	$20,112	$284,987	$—	$309,615
Cash and due from banks	$16	$6,709	$19,624	$—	$26,349
Deposits with banks, net of allowance	4,500	13,403	265,363	—	283,266
Cash and due from banks and deposits with banks at end of year	$4,516	$20,112	$284,987	$—	$309,615
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$(1,883)	$1,138	$5,542	$—	$4,797
Cash paid during the year for interest	2,681	4,516	6,101	—	13,298
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$2,614	$—	$2,614

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$25,011	$(35,396)	$(2,452)	$—	$(12,837)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(274,491)	$—	$(274,491)
Proceeds from sales of investments	5	—	137,168	—	137,173
Proceeds from maturities of investments	—	—	119,051	—	119,051
Change in loans	—	—	(22,466)	—	(22,466)
Proceeds from sales and securitizations of loans	—	—	2,878	—	2,878
Change in securities borrowed and purchased under agreements to resell	—	15,811	3,551	—	19,362
Changes in investments and advances—intercompany	(1,847)	(870)	2,717	—	—
Other investing activities	—	(64)	(4,817)	—	(4,881)
Net cash provided by (used in) investing activities of continuing operations	$(1,842)	$14,877	$(36,409)	$—	$(23,374)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,447)	$—	$—	$—	$(5,447)
Issuance of preferred stock	1,496	—	—	—	1,496
Redemption of preferred stock	(1,980)	—	—	—	(1,980)
Treasury stock acquired	(17,571)	—	—	—	(17,571)
Proceeds from issuance of long-term debt, net	1,666	10,389	(3,950)	—	8,105
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(7,177)	7,177	—	—
Change in deposits	—	—	57,420	—	57,420
Change in securities loaned and sold under agreements to repurchase	—	5,115	(16,544)	—	(11,429)
Change in short-term borrowings	—	7,440	5,263	—	12,703
Net change in short-term borrowings and other advances—intercompany	(968)	5,843	(4,875)	—	—
Capital contributions from (to) parent	—	(74)	74	—	—
Other financing activities	(364)	(253)	253	—	(364)
Net cash provided by (used in) financing activities of continuing operations	$(23,168)	$21,283	$44,818	$—	$42,933
Effect of exchange rate changes on cash and due from banks	$—	$—	$(908)	$—	$(908)
Change in cash and due from banks and deposits with banks	$1	$764	$5,049	$—	$5,814
Cash and due from banks and deposits with banks at beginning of year	3,020	15,677	169,408	—	188,105
Cash and due from banks and deposits with banks at end of year	$3,021	$16,441	$174,457	$—	$193,919
Cash and due from banks	$21	$5,681	$18,265	$—	$23,967
Deposits with banks, net of allowance	3,000	10,760	156,192	—	169,952
Cash and due from banks and deposits with banks at end of year	$3,021	$16,441	$174,457	$—	$193,919
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(393)	$418	$4,863	$—	$4,888
Cash paid during the year for interest	3,820	12,664	12,198	—	28,682
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$5,500	$—	$5,500

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2018
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by operating activities of continuing operations	$21,314	$13,287	$2,351	$—	$36,952
Cash flows from investing activities of continuing operations
Purchases of investments	$(7,955)	$(18)	$(144,514)	$—	$(152,487)
Proceeds from sales of investments	7,634	3	53,854	—	61,491
Proceeds from maturities of investments	—	—	83,604	—	83,604
Change in loans	—	—	(29,002)	—	(29,002)
Proceeds from sales and securitizations of loans	—	—	4,549	—	4,549
Proceeds from significant disposals	—	—	314	—	314
Change in securities borrowed and purchased under agreements to resell	—	(34,018)	(4,188)	—	(38,206)
Changes in investments and advances—intercompany	(5,566)	(832)	6,398	—	—
Other investing activities	556	(59)	(3,878)	—	(3,381)
Net cash used in investing activities of continuing operations	$(5,331)	$(34,924)	$(32,863)	$—	$(73,118)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,020)	$—	$—	$—	$(5,020)
Redemption of preferred stock	(793)	—	—	—	(793)
Treasury stock acquired	(14,433)	—	—	—	(14,433)
Proceeds (repayments) from issuance of long-term debt, net	(5,099)	10,278	(2,656)	—	2,523
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	10,708	(10,708)	—	—
Change in deposits	—	—	53,348	—	53,348
Change in securities loaned and sold under agreements to repurchase	—	23,454	(1,963)	—	21,491
Change in short-term borrowings	32	88	(12,226)	—	(12,106)
Net change in short-term borrowings and other advances—intercompany	1,819	(19,111)	17,292	—	—
Capital contributions from (to) parent	—	(798)	798	—	—
Other financing activities	(482)	—	—	—	(482)
Net cash provided by (used in) financing activities of continuing operations	$(23,976)	$24,619	$43,885	$—	$44,528
Effect of exchange rate changes on cash and due from banks	$—	$—	$(773)	$—	$(773)
Change in cash and due from banks and deposits with banks	$(7,993)	$2,982	$12,600	$—	$7,589
Cash and due from banks and deposits with banks at beginning of year	11,013	12,695	156,808	—	180,516
Cash and due from banks and deposits with banks at end of year	$3,020	$15,677	$169,408	$—	$188,105
Cash and due from banks	$20	$4,234	$19,391	$—	$23,645
Deposits with banks, net of allowance	3,000	11,443	150,017	—	164,460
Cash and due from banks and deposits with banks at end of year	$3,020	$15,677	$169,408	$—	$188,105
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$(783)	$458	$4,638	$—	$4,313
Cash paid during the year for interest	3,854	8,671	10,438	—	22,963
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$4,200	$—	$4,200

29. SUBSEQUENT EVENT

As a result of new information Citi received subsequent to December 31, 2020, Citi adjusted downward its 2020 financial results (recognized in the fourth quarter of 2020) from those previously reported on January 15, 2021, due to a $390 million increase in operating expenses ($323 million after-tax) recorded within ICG, resulting from operational losses related to certain legal matters. Citi’s results of operations and financial condition for the full year 2020, as reported in this Annual Report on Form 10‐K for the year ended December 31, 2020, reflect the impact of this adjustment.

30. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2020				2019
In millions of dollars, except per share amounts	Fourth(1)	Third(2)	Second(2)	First(2)	Fourth	Third	Second	First
Revenues, net of interest expense	$16,499	$17,302	$19,766	$20,731	$18,378	$18,574	$18,758	$18,576
Operating expenses	11,104	10,964	10,460	10,643	10,454	10,464	10,500	10,584
Provisions (release) for credit losses and for benefits and claims	(46)	2,384	8,197	6,960	2,222	2,088	2,093	1,980
Income from continuing operations before income taxes	$5,441	$3,954	$1,109	$3,128	$5,702	$6,022	$6,165	$6,012
Income taxes(3)	1,116	777	52	580	703	1,079	1,373	1,275
Income from continuing operations	$4,325	$3,177	$1,057	$2,548	$4,999	$4,943	$4,792	$4,737
Income (loss) from discontinued operations, net of taxes	6	(7)	(1)	(18)	(4)	(15)	17	(2)
Net income before attribution of noncontrolling interests	$4,331	$3,170	$1,056	$2,530	$4,995	$4,928	$4,809	$4,735
Noncontrolling interests	22	24	—	(6)	16	15	10	25
Citigroup’s net income	$4,309	$3,146	$1,056	$2,536	$4,979	$4,913	$4,799	$4,710
Earnings per share(4)
Basic
Income from continuing operations	$1.93	$1.37	$0.38	$1.07	$2.16	$2.09	$1.94	$1.88
Net income	1.93	1.37	0.38	1.06	2.16	2.09	1.95	1.88
Diluted
Income from continuing operations	1.92	1.36	0.38	1.06	2.15	2.08	1.94	1.87
Net income	1.92	1.36	0.38	1.06	2.15	2.07	1.95	1.87

This Note to the Consolidated Financial Statements is unaudited due to the Company’s individual quarterly results not being subject to an audit.
(1)     As a result of new information Citi received subsequent to December 31, 2020, Citi adjusted downward its fourth quarter of 2020 financial results from those previously reported on January 15, 2021, due to a $390 million increase in operating expenses ($323 million after‐tax) recorded within ICG, resulting from operational losses related to certain legal matters. The downward adjustment lowered Citigroup’s fourth quarter net income from $4.6 billion to $4.3 billion and earnings per diluted share from $2.08 to $1.92.
(2)    In the fourth quarter of 2020, Citi revised the second quarter accounting conclusion for its variable post-charge-off third-party collection costs from a “change in accounting estimate effected by a change in accounting principle” to a “change in accounting principle,” which requires an adjustment to January 1, 2020 opening retained earnings, rather than net income. As a result, Citi’s full-year and quarterly results for 2020 have been revised to reflect this change as if it were effective as of January 1, 2020. Citi recorded an increase to its beginning retained earnings on January 1, 2020 of $330 million and a decrease of $443 million in its allowance for credit losses on loans, as well as a $113 million increase in other assets related to income taxes, and recorded a decrease of $18 million to its provisions for credit losses on loans in the first quarter and increases of $339 million and $122 million to its provisions for credit losses on loans in the second and third quarters, respectively. In addition, Citi’s operating expenses increased by $49 million and $45 million with a corresponding decrease in net credit losses, in the first and second quarters, respectively. See Note 1 to the Consolidated Financial Statements for additional information.
(3)    The fourth quarter of 2019 includes discrete tax items of roughly $540 million including an approximate $430 million benefit of a reduction in Citi’s valuation allowance related to its DTAs. The third quarter of 2019 includes discrete tax items of roughly $230 million, including an approximate $180 million benefit of a reduction in Citi’s valuation allowance related to its DTAs.
(4)    Certain securities were excluded from the second quarter of 2020 diluted EPS calculation because they were anti-dilutive. Year-to-date EPS will not equal the sum of the individual quarters because the year-to-date EPS calculation is a separate calculation. In addition, due to averaging of shares, quarterly earnings per share may not sum to the totals reported for the full year.

End of Consolidated Financial Statements and Notes to Consolidated Financial Statements

FINANCIAL DATA SUPPLEMENT

RATIOS

	2020	2019	2018
Return on average assets	0.50%	0.98%	0.94%
Return on average common stockholders’ equity(1)	5.7	10.3	9.4
Return on average total stockholders’ equity(2)	5.7	9.9	9.1
Total average equity to average assets(3)	8.7	9.9	10.3
Dividend payout ratio(4)	43	24	23

(1)    Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)    Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.
(3)    Based on average Citigroup stockholders’ equity as a percentage of average assets.
(4)    Dividends declared per common share as a percentage of net income per diluted share.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

		2020		2019		2018
In millions of dollars at year end, except ratios	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate	Average balance
Banks	0.10%	$130,970	0.59%	$52,699	1.35%	$44,426
Other demand deposits	0.33	311,342	1.08	293,209	0.61	287,665
Other time and savings deposits(2)	0.94	210,896	1.28	223,450	1.31	209,410
Total	0.48%	$653,208	1.11%	$569,358	0.94%	$541,501
(1)    Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.
(2)    Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS IN U.S. OFFICES

In millions of dollars at December 31, 2020	Under 3 months	Over 3 to 6 months	Over 6 to 12 months	Over 12 months
Over $100,000
Certificates of deposit	$8,257	$7,478	$2,535	$501
Other time deposits	4,531	13	21	708
Over $250,000
Certificates of deposit	$6,434	$4,855	$1,367	$298
Other time deposits	4,499	—	—	39

SUPERVISION, REGULATION AND OTHER

SUPERVISION AND REGULATION
Citi is subject to regulation under U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which it does business.

General
Citigroup is a registered bank holding company and financial holding company and is regulated and supervised by the Federal Reserve Board. Citigroup’s nationally chartered subsidiary banks, including Citibank, are regulated and supervised by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) also has examination authority for banking subsidiaries whose deposits it insures. Overseas branches of Citibank are regulated and supervised by the Federal Reserve Board and OCC and overseas subsidiary banks by the Federal Reserve Board. These overseas branches and subsidiary banks are also regulated and supervised by regulatory authorities in the host countries. In addition, the Consumer Financial Protection Bureau (CFPB) regulates consumer financial products and services. Citi is also subject to laws and regulations concerning the collection, use, sharing and disposition of certain customer, employee and other personal and confidential information, including those imposed by the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act and the EU General Data Protection Regulation. For more information on U.S. and foreign regulation affecting or potentially affecting Citi, see “Managing Global Risk—Capital Resources” and “–Liquidity Risk” and “Risk Factors” above.

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
Citi also has subsidiaries that are members of futures exchanges and derivatives clearinghouses. In the U.S., CGMI is a member of the principal U.S. futures exchanges and clearinghouses, and Citi has subsidiaries that are registered as futures commission merchants and commodity pool operators with the Commodity Futures Trading Commission (CFTC). Citibank, CGMI, Citigroup Energy Inc., Citigroup Global Markets Europe AG and CGML are also registered as swap dealers with the CFTC, and other Citi subsidiaries are registered with the CFTC as commodity pool operators. CGMI is also subject to SEC and CFTC rules that specify uniform minimum net capital requirements. Compliance with these rules could limit those operations of CGMI that require the intensive use of capital and also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. See “Capital Resources” and Note 18 to the Consolidated Financial Statements for a further discussion of capital considerations of Citi’s non-banking subsidiaries.

Transactions with Affiliates
Transactions between Citi’s U.S. subsidiary depository institutions and their non-bank affiliates are regulated by the Federal Reserve Board, and are generally required to be on arm’s-length terms. See “Managing Global Risk—Liquidity Risk” above.

COMPETITION
The financial services industry is highly competitive. Citi’s competitors include a variety of financial services and advisory companies. Citi competes for clients and capital (including deposits and funding in the short- and long-term debt markets) with some of these competitors globally and with others on a regional or product basis. Citi’s competitive position depends on many factors, including, among others, the value of Citi’s brand name, reputation, the types of clients and geographies served; the quality, range, performance, innovation and pricing of products and services; the effectiveness of and access to distribution channels, technology advances, customer service and convenience; the effectiveness of transaction execution, interest rates and lending limits; and regulatory constraints. Citi’s ability to compete effectively also depends upon its ability to attract new colleagues and retain and motivate existing colleagues, while managing compensation and other costs. For additional information on competitive factors and uncertainties impacting Citi’s businesses, see “Risk Factors—Strategic Risks” above.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi, in its related quarterly reports on Form 10-Q, previously disclosed no reportable activities for the first and third quarters of 2020 and reportable activities pursuant to Section 219 for the second quarter of 2020.
Citi had no reportable activities pursuant to Section 219 for the fourth quarter of 2020.

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases As previously announced, on March 15, 2020, Citi joined other major U.S. banks in suspending share repurchases in light of the COVID-19 pandemic. In addition, based on measures announced by the Federal Reserve Board throughout 2020, share repurchases were prohibited through the end of the fourth quarter of 2020. Accordingly, Citi did not have any share repurchases in the fourth quarter of 2020, other than permitted repurchases relating to issuances of common stock related to employee stock ownership plans. During the fourth quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi repurchased 50,588 shares (at an average price of $54.59) of common stock, added to treasury stock, related to activity on employee stock programs where shares were withheld to satisfy the employee tax requirements.
Based on measures announced by the Federal Reserve Board in December 2020, share repurchases will be permitted during the first quarter of 2021, subject to limitations based on net income for the four preceding calendar quarters, in addition to the previously announced common dividends paid during the first quarter of 2021. These limitations on capital distributions may be extended by the Federal Reserve Board. Under these modified limitations on capital distributions, Citi is authorized to return capital to common shareholders of up to $2.8 billion, during the first quarter of 2021, including the previously announced common dividends of $0.51 per share in the quarter. Citi commenced share repurchases in February 2021. For additional information on these capital distribution limitations, see “Capital Resources—Capital Plan Resubmission and Related Limitations on Capital Distributions” above.

Dividends
Consistent with the regulatory capital framework, Citi paid common dividends of $0.51 per share for the fourth quarter of 2020 and the first quarter of 2021, and intends to maintain its planned capital actions, which include common dividends of $0.51 per share through the second and third quarter of 2021 (the remaining quarters of the 2020 CCAR cycle), subject to approval of Citi’s Board of Directors and the latest financial and macroeconomic conditions.
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. For additional information regarding Citi’s capital planning and stress testing, see “Capital Resources—Stress Testing Component of Capital Planning” and “Risk Factors—Strategic Risks” above.
Through the end of the first quarter of 2021, dividends continue to be capped and tied to a formula based on recent income. These limitations on capital distributions may be extended by the Federal Reserve Board. For additional information on these capital distribution limitations, see “Capital Resources—Capital Plan Resubmission and Related Limitations on Capital Distributions” above.
Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations on its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the Consolidated Financial Statements.

PERFORMANCE GRAPH
Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citi’s common stock with the cumulative total return of the S&P 500 Index and the S&P Financials Index over the five-year period through December 31, 2020. The graph and table assume that $100 was invested on December 31, 2015 in Citi’s common stock, the S&P 500 Index and the S&P Financials Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DATE	Citigroup	S&P 500 Index	S&P Financials Index
31-Dec-2015	100.0	100.0	100.0
31-Dec-2016	115.9	112.0	122.8
31-Dec-2017	147.2	136.4	150.0
31-Dec-2018	105.3	130.4	130.5
31-Dec-2019	166.1	171.5	172.4
31-Dec-2020	133.5	203.0	169.5

Note: Citi’s common stock is listed on the NYSE under the ticker symbol “C” and held by 63,632 common stockholders of record as of January 31, 2021.

CORPORATE INFORMATION

EXECUTIVE OFFICERS
Citigroup’s executive officers as of February 26, 2021 are:

Name	Age	Position and office held
Peter Babej	57	CEO, Asia Pacific
Michael L. Corbat*	60	Chief Executive Officer, Citigroup Inc. and Citibank, N.A.
Jane Fraser*	53	President
David Livingstone	57	CEO, Europe, Middle East and Africa
Mark A. L. Mason	51	Chief Financial Officer
Mary McNiff	50	Chief Compliance Officer
Johnbull Okpara	49	Controller and Chief Accounting Officer
Karen Peetz	65	Chief Administrative Officer
Anand Selvakesari	53	CEO, Global Consumer Banking
Edward Skyler	47	Head of Global Public Affairs
Ernesto Torres Cantú	56	CEO, Latin America
Zdenek Turek	56	Chief Risk Officer
Sara Wechter	40	Head of Human Resources
Rohan Weerasinghe	70	General Counsel and Corporate Secretary
Mike Whitaker	57	Head of Operations and Technology
Paco Ybarra	59	CEO, Institutional Clients Group

* Ms. Fraser will succeed Mr. Corbat as Citigroup’s CEO effective immediately following the filing of Citi’s 2020 Annual Report on Form 10-K.

Each executive officer has held his or her current executive officer position with Citigroup for at least five years, except that:

•Mr. Babej joined Citi in 2010 and assumed his current position in October 2019. Previously, he served as ICG’s Global Head of the Financial Institutions Group (FIG) from January 2017 to October 2019 and Global Co-Head of FIG from 2010 to January 2017. Prior to joining Citi, Mr. Babej served as Co-Head, Financial Institutions—Americas at Deutsche Bank, among other roles;
•Ms. Fraser joined Citi in 2004 and assumed her current position in October 2019. Previously, she served as CEO of GCB from October 2019 to December 2020. Before that, she served as CEO of Citi Latin America from June 2015 to October 2019. She held a number of other roles across the organization, including CEO of U.S. Consumer and Commercial Banking and CitiMortgage, CEO of Citi’s Global Private Bank and Global Head of Strategy and M&A;
•Mr. Livingstone joined Citi in 2016 and assumed his current position in March 2019. Previously, he served as Citi Country Officer for Australia and New Zealand since June 2016. Prior to joining Citi, he had a nine-year career at Credit Suisse, where he was Vice Chairman of the Investment Banking and Capital Markets Division for the EMEA region, Head of M&A and CEO of Credit Suisse Australia;
•Mr. Mason joined Citi in 2001 and assumed his current position in February 2019. Previously, he served as CFO of ICG since September 2014. He held a number of other senior operational, strategic and financial executive roles across the organization, including CEO of Citi Private Bank, CEO of Citi Holdings and CFO and Head of Strategy and M&A for Citi’s Global Wealth Management Division;
•Ms. McNiff joined Citi in 2012 and assumed her current position in June 2020. Previously, she served as CEO of Citibank, N.A. from April 2019 to June 2020 and Chief Auditor of Citi from February 2017 to April 2019. Prior to taking on that role, Ms. McNiff served as Chief Administrative Officer of Latin America & Mexico and interim Chief Auditor. She also led the Global Transformation initiative within Internal Audit;
•Mr. Okpara joined Citi in his current position in November 2020. Previously he served as Managing Director, Global Head of Financial Planning and Analysis and CFO, Infrastructure Groups at Morgan Stanley since 2016. Prior to that, Mr. Okpara was Managing Vice President, Finance and Deputy Controller at Capital One Financial Corporation;
•Ms. Peetz joined Citi in her current position in June 2020. Previously, she served on the Board of Directors of Wells Fargo from 2017 to 2019. Ms. Peetz spent nearly 20 years at BNY Mellon, where she managed several business units and ultimately served as President for five years until her departure in 2016. Prior to that, she worked at JPMorgan Chase, where she held a variety of management positions during her tenure;
•Mr. Selvakesari joined Citi in 1991 and assumed his current position in January 2021. Previously, he served as Head of the U.S. Consumer Bank since October 2018 and he held various other roles at Citi prior to that, including Head of Consumer Banking for Asia Pacific from 2015 to 2018, as well as a number of regional and country roles, including Head of Consumer Banking for ASEAN and India, leading the consumer banking businesses in Singapore, Malaysia, Indonesia, Philippines, Thailand and Vietnam, as well as India;
•Mr. Torres Cantú joined Citi in 1989 and assumed his current position in October 2019. Previously, he served as CEO of Citibanamex since October 2014. He served as CEO of GCB in Mexico from 2006 to 2011 and CEO of Crédito Familiar from 2003 to 2006. In addition, he previously held roles in Citibanamex, including Regional Director and Divisional Director;
•Mr. Turek joined Citi in 1991 and assumed his current position in December 2020. Previously, he served as CRO for EMEA since February 2020 and held various other roles at Citi, including CEO of Citibank Europe as well as leading significant franchises across Citi, including in Russia, South Africa and Hungary;
•Ms. Wechter joined Citi in 2004 and assumed her current position in July 2018. Previously, she served as Citi’s Head of Talent and Diversity as well as Chief of Staff to Citi CEO Michael Corbat. She served as Chief of Staff to both Michael O’Neill and Richard Parsons during their terms as Chairman of Citigroup’s Board of Directors. In addition, she held roles in Citi’s ICG, including Corporate M&A and Strategy and Investment Banking;

•Mr. Whitaker joined Citi in 2009 and assumed his current position in November 2018. Previously, he served as Head of Operations & Technology for ICG since September 2014 and held various other roles at Citi, including Head of Securities & Banking Operations & Technology, Head of ICG Technology and Regional Chief Information Officer; and
•Mr. Ybarra joined Citi in 1987 and assumed his current position in May 2019. Previously, he served as ICG’s Global Head of Markets and Securities Services since November 2013. In addition, he has held a number of other roles across ICG, including Deputy Head of ICG, Global Head of Markets and Co-Head of Global Fixed Income.

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
Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citi website by clicking on “About Us,” and then “Corporate Governance.” Citi’s Corporate Governance Guidelines can also be found there, as well as the charters for the Audit Committee, the Ethics and Culture Committee, the Nomination, Governance and Public Affairs Committee, the Operations and Technology Committee, the Personnel and Compensation Committee and the Risk Management Committee of Citigroup’s Board of Directors. These materials are also available by writing to Citigroup Inc., Corporate Governance, 388 Greenwich Street, 17th Floor, New York, New York 10013.

CITIGROUP BOARD OF DIRECTORS

Michael L. Corbat
Chief Executive Officer
Citigroup Inc. and Citibank, N.A.

Ellen M. Costello
Former President and CEO
BMO Financial Corporation and Former U.S. Country Head
BMO Financial Group

Grace E. Dailey
Former Senior Deputy Comptroller for Bank Supervision Policy and Chief National Bank Examiner
Office of the Comptroller of the Currency (OCC)

Barbara Desoer
Chair
Citibank, N.A.

John C. Dugan
Chair
Citigroup Inc.

Jane Fraser
President of Citigroup Inc.

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

Lew W. (Jay) Jacobs, IV
Former President and Managing Director
Pacific Investment Management Company LLC (PIMCO)

Renée J. James
Founder, Chairman and CEO
Ampere Computing

Gary M. Reiner
Operating Partner
General Atlantic LLC

Diana L. Taylor
Former Superintendent of Banks
State of New York

James S. Turley
Former Chairman and CEO
Ernst & Young

Deborah C. Wright
Former Chairman
Carver Bancorp, Inc.

Alexander Wynaendts
Former Chief Executive Officer and Chairman of the Executive Board
Aegon N.V.

Ernesto Zedillo Ponce de Leon
Director, Center for the
Study of Globalization and
Professor in the Field
of International
Economics and Politics
Yale University

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2021.

Citigroup Inc.
(Registrant)

/s/ Mark A. L. Mason

Mark A. L. Mason
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2021.

Citigroup’s Principal Executive Officer and a Director:

/s/ Michael L. Corbat

Michael L. Corbat

Citigroup’s Principal Financial Officer:

/s/ Mark A. L. Mason

Mark A. L. Mason

Citigroup’s Principal Accounting Officer:

/s/ Johnbull E. Okpara

Johnbull E. Okpara

The Directors of Citigroup listed below executed a power of attorney appointing Mark A. L. Mason their attorney-in-fact, empowering him to sign this report on their behalf.

Ellen M. Costello	Lew W. (Jay) Jacobs, IV
Grace E. Dailey	Renée J. James
Barbara Desoer	Gary M. Reiner
John C. Dugan	Diana L. Taylor
Jane Fraser	James S. Turley
Duncan P. Hennes	Deborah C. Wright
Peter Blair Henry	Alexander Wynaendts
S. Leslie Ireland	Ernesto Zedillo Ponce de Leon

/s/ Mark A. L. Mason

Mark A. L. Mason

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01+	Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof.

3.02	By-Laws of Citigroup, as amended, as in effect on the date hereof, incorporated by reference to the Company’s Current Report on Form 8-K filed December 18, 2019 (File No. 001-09924).

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

4.05
Fourth Supplemental Indenture dated as of June 27, 2019, between Citigroup and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 28, 2019 (File No. 001-09924).

4.06
Subordinated Debt Indenture, dated as of April 12, 2001, between the Company and The Bank of New York Mellon, as successor to JP Morgan Chase Bank (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed February 4, 2013 (File No. 333-186425).

4.07
First Supplemental Indenture, dated as of August 2, 2004, between the Company and J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3/A filed August 31, 2004 (File No. 333-117615).

4.08
Second Supplemental Indenture, dated as of May 18, 2016, between Citigroup and The Bank of New York Mellon, as successor to J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-9924).

4.09
Third Supplemental Indenture, dated as of March 1, 2017, between Citigroup and The Bank of New York Mellon, as successor to J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-3 filed March 1, 2017 (File No. 333-216372).

4.10
Fourth Supplemental Indenture, dated as of June 27, 2019, between Citigroup and The Bank of New York Mellon,as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 28, 2019 (File No. 001-09924).

4.11	Indenture, dated as of March 15, 1987, between Primerica Corporation, a New Jersey corporation, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 filed December 8, 1992 (File No. 03355542).

4.12	First Supplemental Indenture, dated as of December 15, 1988, among Primerica Corporation, Primerica Holdings, Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-3 filed December 8, 1992 (File No. 03355542).

4.13	Second Supplemental Indenture, dated as of January 31, 1991, between Primerica Holdings, Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.03 to the Company’s Registration Statement on Form S-3 filed December 8, 1992 (File No. 03355542).

4.14	Third Supplemental Indenture, dated as of December 9, 1992, among Primerica Holdings, Inc., Primerica Corporation and The Bank of New York, as trustee, incorporated by reference to Exhibit 5 to the Company’s Form 8-A dated December 21, 1992, with respect to its 7 3/4% Notes Due June 15, 1999 (File No. 001-09924).

4.15
Fourth Supplemental Indenture, dated as of November 2, 1998, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-09924).

4.16
Fifth Supplemental Indenture, dated as of December 9, 2008, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.04 to the Company’s Current Report on Form 8-K filed December 11, 2008 (File No. 001-09924).

4.17
Sixth Supplemental Indenture, dated as of December 20, 2012, between the Company and The Bank of New York Mellon, as trustee, providing for the issuance of debt securities, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed December 21, 2012 (File No. 001-09924).

4.18
Seventh Supplemental Indenture, dated as of May 18, 2016, between Citigroup Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 20, 2016 (File No. 001-9924).

4.19
Senior Debt Indenture, dated as of June 1, 2005, among Citigroup Funding Inc., the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3 filed March 13, 2006 (File No. 333-132370-01).

4.20
Second Supplemental Indenture, dated as of December 20, 2012, among Citigroup Funding Inc., the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 21, 2012 (File No. 001-09924).

4.21
Indenture, dated as of July 23, 2004, between the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, as trustee, incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed July 23, 2004 (File No. 333-117615).

4.22
Form of Indenture, between the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, incorporated by reference to Exhibit 4.01 to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed May 4, 2007 (File No. 333-135163).

4.23
Form of Indenture, between the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), incorporated by reference to Exhibit 4.11 to the Travelers Group Inc. Registration Statement on Form S-3 filed September 20, 1996 (File No. 333-12439).

4.24
Senior Debt Indenture, dated as of March 8, 2016, between Citigroup Global Markets Holdings Inc., the Company and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 9, 2016 (File No. 001-09924).

4.25
First Supplemental Indenture, dated as of March 1, 2017, between Citigroup Global Markets Holdings Inc., the Company and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.24 to the Company’s Registration Statement on Form S-3 filed March 1, 2017 (File No. 333-216372).

4.26
Second Supplemental Indenture, dated as of April 13, 2020, between Citigroup Global Markets Holdings Inc., the Company and the Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on April 13, 2020 (File No. 001-09924).

4.27
Form of Capital Securities Guarantee Agreement between the Company, as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.32 to the Company’s Registration Statement on Form S-3 filed July 2, 2004 (File No. 333-117615).

4.28	Specimen Physical Common Stock Certificate of Citigroup, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2011 (File No. 001-09924).

4.29+	Description of Citigroup’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.02.3*
Citigroup 2019 Stock Incentive Plan (as amended and restated effective April 21, 2020), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 17, 2019 (File No. 001-09924).

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

10.05*	Form of Citigroup Inc. CAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (File No. 001-09924).

10.06*	Citigroup Inc. DCAP Agreement, incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File No. 001-09924).

10.07*
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

10.11*
The Retirement Plan for Specified Non-United States International Staff of Citibank, N.A. and Participating Companies As Amended and Restated Effective January 1, 2000 (with amendments through December 31, 2008), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File No. 001-09924).

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

10.14*
Citigroup Inc. Off-Cycle Award Agreement for Deferred Stock Award and Deferred Cash Award granted to Jane Fraser (dated November 25, 2019), incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-09924) (the “Company’s 2019 10-K”).

10.15*	Agreement between Stephen Bird and Citibank, N.A. (dated November 8, 2019), incorporated by reference to Exhibit 10.15 to the Company’s 2019 form 10-K (File No. 001-09924).

10.16.1*
Letter Agreement, dated April 22, 2020, between Paco Ybarra and Citigroup Global Markets Limited, incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File No. 001-09924).

10.16.2*
Amendment to Letter Agreement, dated April 22, 2020, between Paco Ybarra and Citigroup Global Markets Limited (dated June 19, 2020), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-09924).

10.16.3*
Amendment to Letter Agreement, dated April 22, 2020, between Paco Ybarra and Citigroup Global Markets Limited (dated June 29, 2020), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-09924).

18.01+	Preferability Letter of KPMG LLP, Independent Registered Public Accounting Firm.

21.01+	Subsidiaries of Citigroup.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in inline XBRL.

101.01+
Financial statements from the Annual Report on Form 10-K of Citigroup for the fiscal year ended December 31, 2020, filed on February 26, 2021 , formatted in inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page of this Current Report on Form 10-K, formatted in inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2020 Annual Report on Form 10-K) to security holders who make written request to Citigroup Inc., Corporate Governance, 388 Greenwich Street, New York, NY 10013.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.