Form 10-Q
period 2021-03-31
CITIGROUP INC
filed 2021-05-06
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on March 31, 2021: 2,067,047,519

Available on the web at www.citigroup.com

CITIGROUP’S FIRST QUARTER 2021—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report on Form 10-K).
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
Certain reclassifications and updates have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation. For additional information, see Note 1 to the Consolidated Financial Statements.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.

Please see “COVID-19 Pandemic Overview” and “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K for a discussion of the trends, uncertainties and material risks that will or could impact Citigroup’s businesses, results of operations and financial condition.

Citigroup is managed pursuant to two business segments: Global Consumer Banking and Institutional Clients Group, with the remaining operations in Corporate/Other.

CITIGROUP SEGMENTS

Global Consumer Banking (GCB)	Institutional Clients Group (ICG)	Corporate/ Other

•North America
•Latin America(1)
•Asia(2)

Consisting of:
•Retail banking and wealth management, including
–Residential real estate
–Small business banking
•Citi-branded cards in
all regions
•Citi retail services in North America
•Banking –Investment banking –Treasury and trade solutions –Corporate lending –Private bank •Markets and securities services –Fixed income markets –Equity markets –Securities services

•Corporate Treasury
•Operations and technology
•Global staff functions and other corporate expenses
•Legacy non-core assets:
–Consumer loans
–Certain portfolios of securities, loans and other assets
•Discontinued operations

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

CITIGROUP REGIONS(3)

North America	Europe, Middle East and Africa (EMEA)	Latin America	Asia

(1)    Latin America GCB consists of Citi’s consumer banking business in Mexico.
(2)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
(3)    North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

As previously reported, Citi will focus its consumer banking franchise in Asia and EMEA on four wealth centers—Singapore, Hong Kong, the United Arab Emirates (UAE) and London—and intends to pursue exits of its consumer franchises in 13 markets across the two regions. ICG will continue to serve clients, including its commercial banking clients, in all of these markets. For additional information, see “Executive Summary” and “Asia GCB” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

First Quarter of 2021—Results Demonstrated Solid Performance
As described further throughout this Executive Summary, during the first quarter of 2021, Citi demonstrated a solid performance, driven by a benefit from cost of credit and a constructive capital markets environment:

•    Citi’s earnings increased significantly, reflecting an allowance for credit loss (ACL) release of $3.9 billion as a result of the improved macroeconomic outlook and lower loan balances (see “Cost of Credit” below).
•    Citi’s revenues declined, as continued strength in investment banking and equity markets in Institutional Clients Group (ICG) was more than offset by the impact of lower interest rates and the absence of the prior-year period’s mark-to-market gains on loan hedges within ICG, as well as lower card volumes in Global Consumer Banking (GCB), due to the continued impact of the COVID-19 pandemic.
•    Citi continued to invest in its transformation, including infrastructure supporting its risk and control environment, as well as other strategic investments.
•    Citi had broad-based deposit growth across GCB and ICG, reflecting consistent client engagement, with both corporate and consumer clients continuing to hold higher levels of liquidity, while loans declined reflecting lower spending activity in GCB, as well as higher repayments across both GCB and ICG.
•    Citi returned $2.7 billion of capital to its shareholders in the form of $1.1 billion in dividends and $1.6 billion in common share repurchases, totaling approximately 23 million common shares, while maintaining robust regulatory capital ratios.

Citi recently announced strategic actions as part of its ongoing strategy refresh, including the announcement of a dedicated management team for Citi Global Wealth, as well as its decision to focus its consumer banking franchise in Asia and EMEA on four wealth centers, in Singapore, Hong Kong, the UAE and London. As a result, Citi intends to pursue exits of its remaining consumer businesses in the two regions (for additional information, see “Citigroup Segments” above and “Asia GCB” below).
For a discussion of risks and uncertainties that will or could impact Citi’s businesses, results of operations and financial condition during 2021, see each respective business’s results of operations and “Forward-Looking Statements” below, and “COVID-19 Pandemic Overview,” “Risk Factors” and “Managing Global Risk” in Citi’s 2020 Annual Report on Form 10-K.

First Quarter of 2021 Results Summary

Citigroup
Citigroup reported net income of $7.9 billion, or $3.62 per share, compared to net income of $2.5 billion, or $1.06 per share, in the prior-year period. Net income increased significantly, driven by the lower cost of credit. Earnings per share also increased significantly, reflecting the increase in net income, as well as a slight decline in average diluted shares outstanding.
Citigroup revenues of $19.3 billion in the first quarter of 2021 decreased 7% from the prior-year period, primarily reflecting lower revenues in both GCB and ICG.
Citigroup’s end-of-period loans decreased 8% to $666 billion. Excluding the impact of FX translation, Citigroup’s end-of-period loans decreased 10%, reflecting lower spend activity in GCB, as well as a higher level of repayments in both GCB and ICG. Citigroup’s end-of-period deposits increased 10% to $1.3 trillion. Excluding the impact of FX translation, Citigroup’s end-of-period deposits increased 7%, primarily driven by 17% growth in GCB and 5% growth in ICG, reflecting consistent client engagement and elevated levels of liquidity in the financial system. (Citi’s results of operations and financial condition excluding the impact of FX translation are non-GAAP financial measures.)

Expenses
Citigroup operating expenses of $11.1 billion increased 4% from the prior-year period, primarily driven by investments in Citi’s transformation, including infrastructure supporting its risk and control environment, as well as other strategic investments, partially offset by efficiency savings. Year-over-year, GCB operating expenses remained largely unchanged, while ICG operating expenses increased 8%.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a benefit of $2.1 billion compared to a cost of $7.0 billion in the prior-year period, reflecting net ACL reserve releases across ICG, GCB and Corporate/Other. Citi’s net ACL release of $3.9 billion primarily reflected an improvement in Citi’s macroeconomic outlook, as well as lower loan balances. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $1.7 billion decreased 15% from the prior-year period. Consumer net credit losses of $1.6 billion decreased 19%, primarily reflecting lower loan volumes and improved delinquencies in the North America cards portfolios. Corporate net credit losses increased to $186 million from $127 million in the prior-year period.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital ratio was 11.8% as of March 31, 2021, compared to 11.1% as of March 31, 2020, both based on the Basel III Advanced Approaches framework for determining risk-weighted assets. The increase in the ratio reflected higher net income, partially offset by the return of capital to common shareholders and an increase in risk-weighted assets.
Citigroup’s Supplementary Leverage ratio as of March 31, 2021 was 7.0%, compared to 6.0% as of March 31, 2020. The increase was primarily driven by a decrease in Total Leverage Exposure, reflecting the benefit of temporary relief granted by the Federal Reserve Board. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $2.2 billion compared to a net loss of $740 million in the prior-year period, reflecting lower cost of credit, partially offset by lower revenues. GCB operating expenses of $4.4 billion were largely unchanged from the prior-year period. Excluding the impact of FX translation, expenses decreased 1%, primarily driven by efficiency savings and lower volume-related expenses, partially offset by investments.
GCB revenues of $7.0 billion decreased 14%. Excluding the impact of FX translation, revenues decreased 15%, as strong deposit growth and momentum in wealth management were more than offset by lower card volumes and lower interest rates across all regions, reflecting the continued impact of the pandemic.
North America GCB revenues of $4.4 billion decreased 15%, with lower revenues across Citi-branded cards, Citi retail services and retail banking, largely reflecting the continued impact of the pandemic. Citi-branded cards revenues of $2.1 billion decreased 11%, reflecting higher payment rates driving lower average loans. Citi retail services revenues of $1.3 billion decreased 26%, primarily driven by higher partner payments as well as lower average loans. Retail banking revenues of $1.0 billion decreased 8%, as the benefit of stronger deposit volumes was more than offset by lower deposit spreads.
Year-over-year, North America GCB average deposits of $197 billion increased 22%, average retail banking loans of $52 billion increased 3% and assets under management of $82 billion increased 32%. Average Citi-branded card loans of $79 billion decreased 15%, while average Citi retail services loans of $44 billion decreased 13%, both reflecting higher payment rates. Citi-branded card purchase sales of $86 billion were largely unchanged, while Citi retail services purchase sales of $19 billion increased 4%, reflecting a continued recovery in sales activity. For additional information on the results of operations of North America GCB for the first quarter of 2021, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) of $2.6 billion declined 12% versus the prior-year period. Excluding the impact of FX translation, international GCB revenues declined 14%, largely reflecting the continued impact of the pandemic. On this basis, Latin America GCB revenues declined 16%, driven by lower loan volumes and lower deposit spreads, partially offset by strong deposit growth. Asia GCB revenues decreased 12%, as lower card revenues and lower deposit spreads were partially offset by higher investments revenues and strong deposit growth. For additional information on the results of operations of Latin America GCB and Asia GCB for the first quarter of 2021, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, excluding the impact of FX translation, international GCB average deposits of $148 billion increased 12%, average retail banking loans of $76 billion were largely unchanged and assets under management of $141 billion increased 23%. On this basis, international GCB average card loans of $22 billion decreased 14% and card purchase sales of $24 billion decreased 5%, both driven by continued lower customer activity related to the pandemic.

Institutional Clients Group
ICG net income of $5.9 billion increased 64%, driven by lower cost of credit, partially offset by higher expenses and lower revenues. ICG operating expenses increased 8% to $6.3 billion, primarily driven by investments in infrastructure and controls as well as other strategic investments, higher compensation costs and volume-driven growth, partially offset by efficiency savings.
ICG revenues of $12.2 billion decreased 2%, reflecting a 7% decrease in Banking revenues, partially offset by a 2% increase in Markets and securities services revenues. The decrease in Banking revenues included the impact of $81 million of losses on loan hedges related to corporate lending and the private bank, compared to gains of $816 million related to corporate lending and the private bank in the prior-year period.
Excluding the impact of gains (losses) on loan hedges, Banking revenues of $5.6 billion increased 9%, as higher revenues in investment banking, the private bank and corporate lending were partially offset by a decline in treasury and trade solutions. Investment banking revenues of $2.0 billion increased 46%, primarily driven by strength in equity underwriting and growth in debt underwriting, partially offset by a decline in advisory revenues. Advisory revenues decreased 27% to $281 million, equity underwriting revenues increased significantly to $876 million and debt underwriting revenues increased 4% to $816 million.
Treasury and trade solutions revenues of $2.2 billion declined 11%, or 10% excluding the impact of FX translation, as good client engagement and growth in deposits were more than offset by the impact of lower USD and non-USD interest rates and reduced commercial cards spend. Private bank revenues increased 1% to $1.0 billion. Excluding the impact of gains (losses) on loan hedges, private bank revenues increased 8%, driven by higher loan volumes and spreads, as well as higher deposit volumes and managed investments revenue, partially offset by lower deposit spreads reflecting the impact of lower interest rates. Corporate lending revenues of $411 million decreased 66%. Excluding the impact of gains (losses) on loan hedges, corporate lending revenues of $483 million increased 8%, due to the absence of marks on the portfolio driven by the elevated market volatility related to the pandemic in the prior-year period, partially offset by lower loan volumes.
Markets and securities services revenues of $6.7 billion increased 2%. Fixed income markets revenues of $4.6 billion decreased 5%, primarily reflecting strength in rates and currencies in the prior-year period, partially offset by higher revenues in spread products. Equity markets revenues of $1.5 billion increased 26%, driven by strength in cash equities, derivatives and prime finance, reflecting solid client activity and favorable market conditions. Securities services revenues of $653 million increased 1%. Excluding the impact of FX translation, securities services revenues were unchanged, as growth in deposit volumes, assets under custody and settlement volumes was offset by lower deposit spreads, given lower interest rates. For additional information on the results of operations of ICG for the first quarter of 2021, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net loss was $170 million in the first quarter of 2021, compared to a net loss of $351 million in the prior-year period, driven primarily by lower cost of credit, reflecting a net ACL release on Citi’s residual legacy portfolio. Operating expenses of $413 million declined 1%, as investments in infrastructure, risk and controls were largely offset by the allocation of certain costs to GCB and ICG. (For additional information about these cost allocations, see Note 3 to the Consolidated Financial Statements.)
Corporate/Other revenues of $70 million declined from $73 million in the prior-year period, as the impact of lower interest rates was offset by the absence of marks versus the prior-year period, as well as episodic gains in the current quarter. For additional information on the results of operations of Corporate/Other for the first quarter of 2021, see “Corporate/Other” below.

CITI’S CONSENT ORDER COMPLIANCE
Citi’s multiyear transformation efforts continue. This includes efforts to effectively implement the October 2020 Federal Reserve Board and Office of the Comptroller of the Currency (OCC) consent orders issued to Citigroup and Citibank, respectively. In the second quarter of 2021, Citi made a submission to the OCC. Citi continues to work closely with the regulators to meet their expectations and intends to submit its complete plan to both regulators no later than the third quarter of 2021.
For additional information about Citi’s transformation and the consent orders, see “Citi’s Consent Order Compliance” and “Risk Factors—Compliance Risks” in Citi’s 2020 Annual Report on Form 10-K.

COVID-19 PANDEMIC
In addition to the widespread public health implications, the COVID-19 pandemic has continued to have an extraordinary impact on macroeconomic conditions in the U.S. and around the world. Despite these impacts, Citi has maintained strong capital and liquidity positions with consistently strong business operations. For information on Citi’s support of its colleagues, customers and communities and its management of pandemic risks, see “COVID-19 Pandemic Overview” in Citigroup’s 2020 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per share amounts	2021	2020(1)	% Change
Net interest revenue	$10,166	$11,492	(12)%
Non-interest revenue	9,161	9,239	(1)
Revenues, net of interest expense	$19,327	$20,731	(7)%
Operating expenses	11,073	10,643	4
Provisions for credit losses and for benefits and claims	(2,055)	6,960	NM
Income from continuing operations before income taxes	$10,309	$3,128	NM
Income taxes	2,332	580	NM
Income from continuing operations	$7,977	$2,548	NM
Income (loss) from discontinued operations, net of taxes	(2)	(18)	89%
Net income before attribution of noncontrolling interests	$7,975	$2,530	NM
Net income attributable to noncontrolling interests	33	(6)	NM
Citigroup’s net income	$7,942	$2,536	NM
Earnings per share
Basic
Income from continuing operations	$3.64	$1.07	NM
Net income	3.64	1.06	NM
Diluted
Income from continuing operations	$3.62	$1.06	NM
Net income	3.62	1.06	NM
Dividends declared per common share	0.51	0.51	—%
Common dividends	$1,074	$1,081	(1)%
Preferred dividends(2)	292	291	—
Common share repurchases	1,600	2,925	(45)

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	First Quarter
	2021	2020(1)	% Change
At March 31:
Total assets	$2,314,266	$2,220,114	4%
Total deposits	1,300,975	1,184,911	10
Long-term debt	256,335	266,098	(4)
Citigroup common stockholders’ equity	182,269	174,695	4
Total Citigroup stockholders’ equity	202,549	192,675	5
Average assets	2,316,793	2,080,054	11
Direct staff (in thousands)	211	201	5%
Performance metrics
Return on average assets	1.39%	0.49%
Return on average common stockholders’ equity(3)	17.2	5.2
Return on average total stockholders’ equity(3)	16.1	5.3
Return on tangible common equity (RoTCE)(4)	20.1	6.1
Efficiency ratio (total operating expenses/total revenues, net)	57.3	51.3
Basel III ratios
Common Equity Tier 1 Capital(5)	11.78%	11.11%
Tier 1 Capital(5)	13.49	12.54
Total Capital(5)	15.64	14.97
Supplementary Leverage ratio	6.96	5.96
Citigroup common stockholders’ equity to assets	7.88%	7.87%
Total Citigroup stockholders’ equity to assets	8.75	8.68
Dividend payout ratio(6)	14	48
Total payout ratio(7)	35	178
Book value per common share	$88.18	$83.92	5%
Tangible book value (TBV) per share(4)	75.50	71.69	5
(1)    In the fourth quarter of 2020, Citi revised the 2020 second quarter accounting conclusion for its variable post-charge-off third-party collection costs from a “change in accounting estimate effected by a change in accounting principle” to a “change in accounting principle,” which required an adjustment to January 1, 2020 opening retained earnings, rather than 2020 net income. As a result, Citi’s full-year and quarterly results for 2020 were revised to reflect this change as if it were effective as of January 1, 2020, as follows: an increase to beginning retained earnings on January 1, 2020 of $330 million and a decrease of $443 million in the allowance for credit losses on loans, as well as a $113 million decrease in other assets related to income taxes; a decrease of $18 million to provisions for credit losses on loans in the first quarter and increases of $339 million and $122 million to provisions for credit losses on loans in the second and third quarters, respectively; and increases in operating expenses of $49 million and $45 million with a corresponding decrease in net credit losses, in the first and second quarters, respectively. See Note 1 to the Consolidated Financial Statements for additional information.
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
(4)    RoTCE and TBV are non-GAAP financial measures. For information on RoTCE and TBV, see “Capital Resources—Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity” below.
(5)    Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital as of March 31, 2021 and March 31, 2020 were derived under the Basel III Advanced Approaches frameworks.
(6)    Dividend payout ratio is calculated as dividends declared per common share as a percentage of net income per diluted share.
(7)    Total payout ratio is calculated as total common dividends declared plus common share repurchases as a percentage of net income available to common shareholders (Net income, less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 9 to the Consolidated Financial Statements and “Equity Security Repurchases” below for the component details.
NM Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	First Quarter
In millions of dollars	2021	2020	% Change
Income (loss) from continuing operations
Global Consumer Banking
North America	$1,857	$(916)	NM
Latin America	53	(29)	NM
Asia(1)	264	204	29%
Total	$2,174	$(741)	NM
Institutional Clients Group
North America	$2,798	$896	NM
EMEA	1,476	1,035	43%
Latin America	646	526	23
Asia	1,052	1,169	(10)
Total	$5,972	$3,626	65%
Corporate/Other	(169)	(337)	50
Income from continuing operations	$7,977	$2,548	NM
Discontinued operations	$(2)	$(18)	89%
Less: Net income attributable to noncontrolling interests	33	(6)	NM
Citigroup’s net income	$7,942	$2,536	NM

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries.
NM Not meaningful

CITIGROUP REVENUES

	First Quarter
In millions of dollars	2021	2020	% Change
Global Consumer Banking
North America	$4,428	$5,224	(15)%
Latin America	1,008	1,199	(16)
Asia(1)	1,601	1,751	(9)
Total	$7,037	$8,174	(14)%
Institutional Clients Group
North America	$4,898	$4,947	(1)%
EMEA	3,713	3,470	7
Latin America	1,136	1,418	(20)
Asia	2,473	2,649	(7)
Total	$12,220	$12,484	(2)%
Corporate/Other	70	73	(4)
Total Citigroup net revenues	$19,327	$20,731	(7)%
(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries.

SEGMENT BALANCE SHEET(1)—MARCH 31, 2021

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$7,403	$82,109	$235,170	$—	$324,682
Securities borrowed and purchased under agreements to resell, net of allowance	235	314,639	198	—	315,072
Trading account assets	1,828	345,604	13,227	—	360,659
Investments, net of allowance	1,239	129,331	342,389	—	472,959
Loans, net of unearned income and allowance for credit losses on loans	250,566	387,916	5,868	—	644,350
Other assets, net of allowance	39,902	114,004	42,638	—	196,544
Net inter-segment liquid assets(4)	137,666	402,604	(540,270)	—	—
Total assets	$438,839	$1,776,207	$99,220	$—	$2,314,266
Liabilities and equity
Total deposits	$353,423	$938,292	$9,260	$—	$1,300,975
Securities loaned and sold under agreements to repurchase	2,095	217,071	2	—	219,168
Trading account liabilities	1,208	177,139	770	—	179,117
Short-term borrowings	—	28,078	4,009	—	32,087
Long-term debt(3)	1,174	74,804	16,258	164,099	256,335
Other liabilities, net of allowance	19,267	82,471	21,573	—	123,311
Net inter-segment funding (lending)(3)	61,672	258,352	46,624	(366,648)	—
Total liabilities	$438,839	$1,776,207	$98,496	$(202,549)	$2,110,993
Total stockholders’ equity(5)	—	—	724	202,549	203,273
Total liabilities and equity	$438,839	$1,776,207	$99,220	$—	$2,314,266

(1)The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of March 31, 2021. The respective segment information depicts the assets and liabilities managed by each segment as of such date.
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

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, Citi-branded cards and, in the U.S., Citi retail services. GCB is focused on markets in the U.S., Mexico and Asia. As of March 31, 2021, GCB had 2,241 branches in 19 countries and jurisdictions with $439 billion in assets and $353 billion in retail banking deposits.
GCB’s strategy is to leverage its global footprint and digital capabilities to develop multi-product relationships with customers—both in and out of Citi’s branch footprint. To achieve this, GCB strives to optimize its clients’ experiences across lending, payments and wealth management through continued digitization, new partnerships and innovation. For information on Citi’s recently announced strategic actions, including its intention to pursue exits of consumer franchises in 13 markets across Asia and EMEA, see “Asia GCB” below.

	First Quarter
In millions of dollars, except as otherwise noted	2021	2020	% Change
Net interest revenue	$5,953	$7,072	(16)%
Non-interest revenue	1,084	1,102	(2)
Total revenues, net of interest expense	$7,037	$8,174	(14)%
Total operating expenses	$4,396	$4,417	—%
Net credit losses on loans	$1,580	$1,934	(18)%
Credit reserve build (release) for loans	(1,806)	2,811	NM
Provision (release) for credit losses on unfunded lending commitments	—	(1)	100
Provisions for benefits and claims, HTM debt securities and other assets	35	20	75
Provisions (releases) for credit losses and for benefits and claims (PBC)	$(191)	$4,764	NM
Income (loss) from continuing operations before taxes	$2,832	$(1,007)	NM
Income taxes (benefits)	658	(266)	NM
Income (loss) from continuing operations	$2,174	$(741)	NM
Noncontrolling interests	(3)	(1)	NM
Net income (loss)	$2,177	$(740)	NM
Balance Sheet data and ratios
EOP assets (in billions of dollars)	$439	$403	9%
Average assets (in billions of dollars)	439	406	8
Return on average assets	2.01%	(0.73)%
Efficiency ratio	62	54
Average retail banking deposits (in billions of dollars)	$345	$290	19
Net credit losses as a percentage of average loans	2.36%	2.68%
Revenue by business
Retail banking	$2,844	$3,046	(7)%
Cards(1)	4,193	5,128	(18)
Total	$7,037	$8,174	(14)%
Income (loss) from continuing operations by business
Retail banking	$261	$127	NM
Cards(1)	1,913	(868)	NM
Total	$2,174	$(741)	NM
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$7,037	$8,174	(14)%
Impact of FX translation(2)	—	69
Total revenues—ex-FX(3)	$7,037	$8,243	(15)%
Total operating expenses—as reported	$4,396	$4,417	—%
Impact of FX translation(2)	—	44
Total operating expenses—ex-FX(3)	$4,396	$4,461	(1)%
Total provisions for credit losses and PBC—as reported	$(191)	$4,764	NM
Impact of FX translation(2)	—	20
Total provisions for credit losses and PBC—ex-FX(3)	$(191)	$4,784	NM
Net income—as reported	$2,177	$(740)	NM
Impact of FX translation(2)	—	3
Net income—ex-FX(3)	$2,177	$(737)	NM
(1)Includes both Citi-branded cards and Citi retail services.
(2)Reflects the impact of FX translation into U.S. dollars at the first quarter of 2021 average exchange rates for all periods presented.
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
At March 31, 2021, North America GCB had 687 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of March 31, 2021, North America GCB had $50.9 billion in retail banking loans and $204.0 billion in retail banking deposits. In addition, North America GCB had $121.0 billion in outstanding card loan balances.

	First Quarter
In millions of dollars, except as otherwise noted	2021	2020	% Change
Net interest revenue	$4,307	$5,036	(14)%
Non-interest revenue	121	188	(36)
Total revenues, net of interest expense	$4,428	$5,224	(15)%
Total operating expenses	$2,478	$2,572	(4)%
Net credit losses on loans	$950	$1,490	(36)%
Credit reserve build (release) for loans	(1,417)	2,371	NM
Provision (release) for credit losses on unfunded lending commitments	—	(1)	100
Provisions for benefits and claims, HTM debt securities and other assets	2	5	(60)
Provisions (releases) for credit losses and for benefits and claims	$(465)	$3,865	NM
Income (loss) from continuing operations before taxes	$2,415	$(1,213)	NM
Income taxes (benefits)	558	(297)	NM
Income (loss) from continuing operations	$1,857	$(916)	NM
Noncontrolling interests	—	—	—%
Net income (loss)	$1,857	$(916)	NM
Balance Sheet data and ratios
Average assets (in billions of dollars)	$265	$246	8%
Return on average assets	2.84%	(1.50)%
Efficiency ratio	56	49
Average retail banking deposits (in billions of dollars)	$197	$161	22
Net credit losses as a percentage of average loans	2.21%	3.10%
Revenue by business
Retail banking	$1,041	$1,130	(8)%
Citi-branded cards	2,091	2,347	(11)
Citi retail services	1,296	1,747	(26)
Total	$4,428	$5,224	(15)%
Income (loss) from continuing operations by business
Retail banking	$3	$(73)	NM
Citi-branded cards	1,119	(523)	NM
Citi retail services	735	(320)	NM
Total	$1,857	$(916)	NM

NM Not meaningful

1Q21 vs. 1Q20
Net income was $1.9 billion, compared to a net loss of $916 million in the prior-year period, reflecting significantly lower cost of credit and lower expenses, partially offset by lower revenues.
Revenues decreased 15%, reflecting lower revenues in Citi retail services, Citi-branded cards and retail banking, primarily reflecting the continued impact of the pandemic, including lower interest rates.
Retail banking revenues decreased 8%, as the benefit of stronger deposit volumes and growth in assets under management (increase of 32%) was more than offset by lower deposit spreads, reflecting lower interest rates. Average deposits increased 22%, driven by government stimulus payments and a reduction in overall consumer spending related to the pandemic, as well as continued strategic efforts to drive organic growth.
Cards revenues decreased 17%. Citi-branded cards revenues decreased 11%, primarily reflecting lower average loans (decline of 15%), driven by higher payment rates, reflecting increased customer liquidity from government stimulus. Purchase sales were largely unchanged, reflecting a continued recovery in sales activity.
Citi retail services revenues decreased 26%, primarily driven by higher contractual partner payments, reflecting higher income sharing as a result of lower forecasted losses, as well as lower average loans. (For additional information on partner payments, see Note 5 to the Consolidated Financial Statements.) Average loans were down 13%, reflecting higher payment rates, driven by the increased customer liquidity. Purchase sales increased 4%, reflecting a continued recovery in sales activity.
Expenses decreased 4%, primarily driven by lower marketing costs and volume-related expenses, partially offset by investments.
Provisions reflected a benefit of $465 million in the first quarter of 2021 compared to costs of $3.9 billion in the prior-year period, primarily driven by a net ACL release in the current period compared to a net ACL build in the prior-year period, as well as lower net credit losses. Net credit losses decreased 36%, comprised of lower net credit losses in Citi retail services (down 44% to $373 million) and Citi-branded cards (down 29% to $551 million), primarily reflecting lower loan volumes and improved delinquencies, due to the benefits of relief programs, higher levels of liquidity and lower overall customer spending activity.
The net ACL release in the first quarter was $1.4 billion (compared to a build of $2.4 billion in the prior-year period), reflecting lower loan volumes, as well as the impact of Citi’s improved macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on North America GCB’s retail banking, and its Citi-branded cards and Citi retail services portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to North America GCB’s future results, see “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking and Citi-branded card products to retail and small business customers in Mexico through Citibanamex, one of Mexico’s largest banks.
At March 31, 2021, Latin America GCB had 1,331 retail branches in Mexico, with $9.1 billion in retail banking loans and $24.0 billion in deposits. In addition, the business had $4.3 billion in outstanding card loan balances.

	First Quarter
In millions of dollars, except as otherwise noted	2021	2020	% Change
Net interest revenue	$658	$887	(26)%
Non-interest revenue	350	312	12
Total revenues, net of interest expense	$1,008	$1,199	(16)%
Total operating expenses	$701	$705	(1)%
Net credit losses on loans	$365	$271	35%
Credit reserve build (release) for loans	(163)	256	NM
Provision for credit losses on unfunded lending commitments	—	—	—
Provisions for benefits and claims, HTM debt securities and other assets	29	15	93
Provisions for credit losses and for benefits and claims (PBC)	$231	$542	(57)%
Income (loss) from continuing operations before taxes	$76	$(48)	NM
Income taxes (benefits)	23	(19)	NM
Income (loss) from continuing operations	$53	$(29)	NM
Net income (loss)	$53	$(29)	NM
Balance Sheet data and ratios
Average assets (in billions of dollars)	$34	$35	(3)%
Return on average assets	0.63%	(0.33)%
Efficiency ratio	70	59
Average deposits (in billions of dollars)	$25	$23	9
Net credit losses as a percentage of average loans	10.65%	6.53%
Revenue by business
Retail banking	$723	$783	(8)%
Citi-branded cards	285	416	(31)
Total	$1,008	$1,199	(16)%
Income (loss) from continuing operations by business
Retail banking	$41	$(20)	NM
Citi-branded cards	12	(9)	NM
Total	$53	$(29)	NM
FX translation impact
Total revenues—as reported	$1,008	$1,199	(16)%
Impact of FX translation(1)	—	2
Total revenues—ex-FX(2)	$1,008	$1,201	(16)%
Total operating expenses—as reported	$701	$705	(1)%
Impact of FX translation(1)	—	1
Total operating expenses—ex-FX(2)	$701	$706	(1)%
Provisions for credit losses and PBC—as reported	$231	$542	(57)%
Impact of FX translation(1)	—	1
Provisions for credit losses and PBC—ex-FX(2)	$231	$543	(57)%
Net income (loss)—as reported	$53	$(29)	NM
Impact of FX translation(1)	—	—
Net income (loss)—ex-FX(2)	$53	$(29)	NM
(1)Reflects the impact of FX translation into U.S. dollars at the first quarter of 2021 average exchange rates for all periods presented.
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

1Q21 vs. 1Q20
Net income was $53 million, compared to a net loss of $29 million in the prior-year period, reflecting significantly lower cost of credit, partially offset by lower revenues.
Revenues decreased 16%, reflecting lower cards and retail banking revenues, largely reflecting the continued impact of the pandemic and the ongoing slowdown in overall economic growth and industry volumes in Mexico.
Retail banking revenues decreased 8%, driven by a decline in loan volumes and lower deposit spreads, partially offset by deposit growth. Average deposits increased 9%, while average loans decreased 13%, reflecting the impact of the pandemic on customer activity, as well as the ongoing economic slowdown. Assets under management increased 17%, including the continued benefit of market movements, as well as improved client engagement.
Cards revenues decreased 32%, primarily driven by lower purchase sales (down 8%) and lower average loans (down 17%), reflecting the continued impact of the pandemic on customer activity and the ongoing economic slowdown.
Expenses decreased 1%, as efficiency savings more than offset investments.
Provisions decreased 57%, primarily driven by a net ACL release compared to a net ACL build in the prior-year period, partially offset by higher net credit losses. Net credit losses increased 34%, driven by the expiration of consumer relief programs and the continued adverse pandemic-related macroeconomic impacts in Mexico.
The net ACL release in the first quarter was $163 million, compared to a build of $256 million in the prior-year period. The release reflected Citi’s improved macroeconomic outlook, as well as lower loan volumes. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Latin America GCB’s retail banking and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Latin America GCB’s future results, see “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

ASIA GCB
Asia GCB provides traditional retail banking and Citi-branded card products to retail and small business customers. During the first quarter of 2021, Asia GCB’s most significant revenues were from Hong Kong, Singapore, South Korea, Taiwan, Australia, India, Thailand, China, the Philippines and Indonesia. Included within Asia GCB are traditional retail banking and Citi-branded card products provided to retail customers in certain EMEA countries, primarily the UAE, Russia and Poland.
At March 31, 2021, on a combined basis, the businesses had 223 retail branches, $65.8 billion in retail banking loans and $125.3 billion in deposits. In addition, the businesses had $16.8 billion in outstanding card loan balances.
As discussed above, Citi will focus its consumer banking franchise in Asia and EMEA on four wealth centers: Singapore, Hong Kong, the UAE and London. As a result, Citi intends to pursue exits of its consumer franchises in the remaining 13 markets across the two regions: Australia, Bahrain, China, India, Indonesia, South Korea, Malaysia, the Philippines, Poland, Russia, Taiwan, Thailand and Vietnam. These consumer franchises had a combined $82 billion of assets, $56 billion of total loans and $56 billion in deposits as of December 31, 2020.

	First Quarter
In millions of dollars, except as otherwise noted(1)	2021	2020	% Change
Net interest revenue	$988	$1,149	(14)%
Non-interest revenue	613	602	2
Total revenues, net of interest expense	$1,601	$1,751	(9)%
Total operating expenses	$1,217	$1,140	7%
Net credit losses on loans	$265	$173	53%
Credit reserve build (release) for loans	(226)	184	NM
Provisions for HTM debt securities and other assets	4	—	100
Provisions for credit losses	$43	$357	(88)%
Income from continuing operations before taxes	$341	$254	34%
Income taxes	77	50	54
Income from continuing operations	$264	$204	29%
Noncontrolling interests	(3)	(1)	NM
Net income	$267	$205	30%
Balance Sheet data and ratios
Average assets (in billions of dollars)	$140	$125	12%
Return on average assets	0.77%	0.66%
Efficiency ratio	76	65
Average deposits (in billions of dollars)	$124	$106	17
Net credit losses as a percentage of average loans	1.29%	0.87%
Revenue by business
Retail banking	$1,080	$1,133	(5)%
Citi-branded cards	521	618	(16)
Total	$1,601	$1,751	(9)%
Income (loss) from continuing operations by business
Retail banking	$217	$220	(1)%
Citi-branded cards	47	(16)	NM
Total	$264	$204	29%

FX translation impact
Total revenues—as reported	$1,601	$1,751	(9)%
Impact of FX translation(2)	—	67
Total revenues—ex-FX(3)	$1,601	$1,818	(12)%
Total operating expenses—as reported	$1,217	$1,140	7%
Impact of FX translation(2)	—	43
Total operating expenses—ex-FX(3)	$1,217	$1,183	3%
Provisions for credit losses—as reported	$43	$357	(88)%
Impact of FX translation(2)	—	19
Provisions for credit losses—ex-FX(3)	$43	$376	(89)%
Net income—as reported	$267	$205	30%
Impact of FX translation(2)	—	3
Net income—ex-FX(3)	$267	$208	28%

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
(2)    Reflects the impact of FX translation into U.S. dollars at the first quarter of 2021 average exchange rates for all periods presented.
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

1Q21 vs. 1Q20
Net income increased 28%, reflecting significantly lower cost of credit, partially offset by lower revenues and higher expenses.
Revenues decreased 12%, reflecting lower cards and retail banking revenues, largely due to the continued impact of the pandemic, including lower interest rates.
Retail banking revenues decreased 8%, primarily driven by lower deposit spreads due to lower interest rates and lower FX revenues, partially offset by strong investment revenues and deposit growth. Average deposits increased 13% and average loans increased 2%. Assets under management increased 29% and investment sales increased 49%, reflecting strong client engagement as well as favorable market conditions. The decline in retail banking was also impacted by a 2% decrease in retail lending revenues, as growth in mortgages was more than offset by a decline in personal loans, driven by the continued impact of the pandemic.
Cards revenues decreased 19%, primarily driven by lower spreads and by lower average loans (down 13%) and purchase sales (down 5%), largely reflecting the continued impact of the pandemic on customer activity, including lower travel spend in the region, given Citi’s skew to an affluent client base and a greater proportion of fee revenues coming from travel-related interchange and foreign transaction fees.
Expenses increased 3%, primarily driven by investments, partially offset by efficiency savings and volume-related expenses.
Provisions decreased 89%, primarily driven by a net ACL release compared to a net ACL build in the prior-year period, partially offset by higher net credit losses. Net credit losses increased 46%, driven by the expiration of consumer relief programs and the continued adverse pandemic-related macroeconomic impacts in the region.
The net ACL release in the first quarter was $226 million, compared to a build of $194 million in the prior-year period.
The release reflected Citi’s improved macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Asia GCB’s retail banking portfolios and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Asia GCB’s future results, see “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

INSTITUTIONAL CLIENTS GROUP
Institutional Clients Group (ICG) includes Banking and Markets and securities services (for additional information on these businesses, see “Citigroup Segments” above). ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of wholesale banking products and services, including fixed income and equity sales and trading, foreign exchange, prime brokerage, derivative services, equity and fixed income research, corporate lending, investment banking and advisory services, private banking, cash management, trade finance and securities services. ICG transacts with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity and commodity products. For more information on ICG’s business activities, see “Institutional Clients Group” in Citi’s 2020 Annual Report on Form 10-K.
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 96 countries and jurisdictions. At March 31, 2021, ICG had $1.8 trillion in assets and $938 billion in deposits, while two of its businesses—securities services and issuer services—managed $24.8 trillion in assets under custody compared to $24.0 trillion at December 31, 2020 and $18.7 trillion at March 31, 2020.

	First Quarter
In millions of dollars, except as otherwise noted	2021	2020	% Change
Commissions and fees	$1,252	$1,222	2%
Administration and other fiduciary fees	814	691	18
Investment banking	1,800	1,231	46
Principal transactions	3,842	5,359	(28)
Other	360	(114)	NM
Total non-interest revenue	$8,068	$8,389	(4)%
Net interest revenue (including dividends)	4,152	4,095	1
Total revenues, net of interest expense	$12,220	$12,484	(2)%
Total operating expenses	$6,264	$5,810	8%
Net credit losses on loans	$186	$127	46%
Credit reserve build (release) for loans	(1,312)	1,316	NM
Provision (release) for credit losses on unfunded lending commitments	(621)	553	NM
Provisions (releases) for credit losses on HTM debt securities and other assets	(5)	8	NM
Provisions (releases) for credit losses	$(1,752)	$2,004	NM
Income from continuing operations before taxes	$7,708	$4,670	65%
Income taxes	1,736	1,044	66
Income from continuing operations	$5,972	$3,626	65%
Noncontrolling interests	37	(1)	NM
Net income	$5,935	$3,627	64%
Balance Sheet data and ratios (in billions of dollars)
EOP assets (in billions of dollars)	$1,776	$1,723	3%
Average assets (in billions of dollars)	1,787	1,580	13
Return on average assets	1.35%	0.92%
Efficiency ratio	51	47
Revenues by region
North America	$4,898	$4,947	(1)%
EMEA	3,713	3,470	7
Latin America	1,136	1,418	(20)
Asia	2,473	2,649	(7)
Total	$12,220	$12,484	(2)%
Income from continuing operations by region
North America	$2,798	$896	NM
EMEA	1,476	1,035	43%
Latin America	646	526	23
Asia	1,052	1,169	(10)
Total	$5,972	$3,626	65%

Average loans by region (in billions of dollars)
North America	$195	$196	(1)%
EMEA	89	88	1
Latin America	32	38	(16)
Asia	71	73	(3)
Total	$387	$395	(2)%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$649	$622	4%
All other ICG businesses	289	256	13
Total	$938	$878	7%

NM Not meaningful

ICG Revenue Details

	First Quarter
In millions of dollars	2021	2020	% Change
Investment banking revenue details
Advisory	$281	$386	(27)%
Equity underwriting	876	180	NM
Debt underwriting	816	788	4
Total investment banking	$1,973	$1,354	46%
Treasury and trade solutions	2,165	2,423	(11)
Corporate lending—excluding gains (losses) on loan hedges(1)	483	448	8
Private bank—excluding gains (losses) on loan hedges(1)	1,027	949	8
Total Banking revenues (ex-gains (losses) on loan hedges)	$5,648	$5,174	9%
Gains (losses) on loan hedges(1)	$(81)	$816	NM
Total Banking revenues (including gains (losses) on loan hedges), net of interest expense	$5,567	$5,990	(7)%
Fixed income markets	$4,550	$4,786	(5)%
Equity markets	1,476	1,169	26
Securities services	653	645	1
Other	(26)	(106)	75
Total Markets and securities services revenues, net of interest expense	$6,653	$6,494	2%
Total revenues, net of interest expense	$12,220	$12,484	(2)%
Commissions and fees	$200	$189	6%
Principal transactions(2)	2,930	3,549	(17)
Other	356	(63)	NM
Total non-interest revenue	$3,486	$3,675	(5)%
Net interest revenue	1,064	1,111	(4)
Total fixed income markets(3)	$4,550	$4,786	(5)%
Rates and currencies	$3,039	$4,034	(25)%
Spread products/other fixed income	1,511	752	NM
Total fixed income markets	$4,550	$4,786	(5)%
Commissions and fees	$392	$362	8%
Principal transactions(2)	835	774	8
Other	32	8	NM
Total non-interest revenue	$1,259	$1,144	10%
Net interest revenue	217	25	NM
Total equity markets(3)	$1,476	$1,169	26%

(1)    Credit derivatives are used to economically hedge a portion of the private bank and corporate loan portfolio that includes both accrual loans and loans at fair value. Gains (losses) on loan hedges include the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the private bank and corporate lending revenues to reflect the cost of credit protection. Gains (losses) on loan hedges include $(72) million and $754 million related to the corporate loan portfolio and $(9) million and $62 million related to the private bank for the three months ended March 31, 2021 and March 31, 2020, respectively. All of gains (losses) on loan hedges are related to corporate loan portfolio for the three months ended March 31, 2020. Citigroup’s results of operations excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.
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

1Q21 vs. 1Q20
Net income increased 64% primarily driven by significantly lower cost of credit, partially offset by lower revenues and higher expenses.
Revenues declined 2%, reflecting lower Banking revenues (decline of 7% including the impact of gains (losses) on loan hedges), partially offset by higher Markets and securities services revenues (increase of 2%). Excluding the impact of gains/(losses) on loan hedges, Banking revenues were up 9%, driven by higher revenues in investment banking, corporate lending and the private bank, partially offset by lower revenues in treasury and trade solutions. Markets and securities services revenues were up 2%, reflecting higher revenues in equity markets, partially offset by lower revenues in fixed income markets.
Citi expects that revenues in its markets and investment banking businesses will likely continue to reflect the overall market environment in the near term.

Within Banking:

•Investment banking revenues were up 46%, reflecting growth in overall market wallet as well as gains in wallet share, particularly in equity underwriting. Advisory revenues decreased 27%, largely reflecting a decline in wallet share, driven by North America, partially offset by EMEA. Equity underwriting revenues increased significantly, driven by continued strength in the market wallet as well as wallet share gains, with growth in all regions. The increase in equity underwriting also reflected higher underwriting activity for special purpose acquisition companies (SPAC). Debt underwriting revenues increased 4%, reflecting strength in EMEA, Asia and Latin America, largely driven by the higher market wallet, partially offset by a decline in wallet share.
•Treasury and trade solutions revenues decreased 11%. Excluding the impact of FX translation, revenues declined 10%, reflecting declines in all regions. The decline in revenues was driven by the cash business, reflecting the continued impact of lower USD and non-USD interest rates and a slowdown in commercial cards spend both due to the continued impact of the pandemic, partially offset by strong deposit volumes. Average deposit balances increased 16% (14% excluding the impact of FX translation), due to strong client engagement and an elevated level of liquidity in the financial system. In trade, revenues were largely unchanged, as a decline in loans, driven by continued softness in underlying trade flows due to the pandemic, was offset by improved loan spreads.
•Corporate lending revenues decreased 66%, including the impact of gains (losses) on loan hedges, primarily driven by the widening of credit spreads in the prior-year period, reflecting market volatility related to the pandemic. Excluding the impact of gains (losses) on loan hedges, revenues increased 8%, primarily due to the absence of marks on the portfolio driven by the elevated market volatility related to the pandemic in the prior-year period. The increase was partially offset by lower average loan volumes, reflecting paydowns on draws in 2020 and continued weakness in demand given stronger client liquidity positions.
•Private bank revenues increased 1%. Excluding the impact of gains (losses) on loan hedges, revenues increased 8%, reflecting growth across all regions. The increase was driven by higher loan volumes and spreads, as well as higher deposit volumes and managed investments revenue, all driven by continued client activity, partially offset by lower deposit spreads due to the ongoing low interest rate environment.

Within Markets and securities services:

•Fixed income markets revenues decreased 5%, as growth in North America and EMEA were more than offset by declines in Asia and Latin America, reflecting a strong performance in rates and currencies in the prior-year period. Non-interest revenues decreased, reflecting lower corporate and investor activity in rates and currencies, partially offset by higher activity in spread products. Net interest revenues also decreased, largely reflecting a change in the mix of trading positions.
Rates and currencies revenues decreased 25%, primarily reflecting the strong performance in the prior-year period, particularly in G10 rates and currencies, driven by record volatility related to the impact of the pandemic. Spread products and other fixed income revenues increased significantly, reflecting strong client activity, as clients searched for yield in a low-rate environment, with steady demand across flow trading and structured products.
•Equity markets revenues increased 26%, driven by growth across all products. Cash equities revenues increased, reflecting elevated levels of client activity as well as favorable market conditions, particularly in North America and Asia. Equity derivatives revenues increased, due to strong client activity and favorable market conditions, particularly in North America. The increase in prime finance revenues was largely due to higher client balances as well as favorable market conditions. Non-interest revenues increased, primarily driven by higher principal transactions and commissions and fee revenues, primarily due to the higher client activity.
•Securities services revenues increased 1%. Excluding the impact of FX translation, revenues were unchanged, as an increase in fee revenues, driven by growth in assets under custody and settlement volumes as well as higher deposit volumes, was offset by lower deposit spreads due to the continued low interest rate environment.

For additional information on trends in ICG’s deposit and loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.

Expenses were up 8%, reflecting continued investments in infrastructure and controls, as well as other strategic investments, higher compensation costs and volume-driven growth, partially offset by efficiency savings.
Provisions for the quarter reflected a net benefit of $1.8 billion, driven by an ACL release, partially offset by higher net credit losses of $186 million, compared to $127 million in the prior-year period.
The ACL release for the quarter was $1.9 billion, compared to a build of $1.9 billion in the prior-year period. The release was primarily driven by Citi’s improved macroeconomic outlook, including global GDP, and modest improvements in portfolio credit quality. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
As of March 31, 2021, reserves held on Citi’s balance sheet represented 1.1% of funded loans, compared to 1.4% as of December 31, 2020, including 3.6% of reserves held against the non-investment grade portion, compared to 4.4% as of December 31, 2020.
For additional information on ICG’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information about trends, uncertainties and risks related to ICG’s future results, see “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At March 31, 2021, Corporate/Other had $99 billion in assets.

	First Quarter
In millions of dollars	2021	2020	% Change
Net interest revenue	$61	$325	(81)%
Non-interest revenue	9	(252)	NM
Total revenues, net of interest expense	$70	$73	(4)%
Total operating expenses	$413	$416	(1)%
Net credit losses (recoveries) on loans	$(18)	$(2)	NM
Credit reserve build (release) for loans	(109)	191	NM
Provision (release) for credit losses on unfunded lending commitments	(5)	5	NM
Provisions (releases) for benefits and claims, HTM debt securities and other assets	20	(2)	NM
Provisions (release) for credit losses and for benefits and claims	$(112)	$192	NM
Income (loss) from continuing operations before taxes	$(231)	$(535)	57%
Income taxes (benefits)	(62)	(198)	69
Income (loss) from continuing operations	$(169)	$(337)	50%
Income (loss) from discontinued operations, net of taxes	(2)	(18)	89
Net income (loss) before attribution of noncontrolling interests	$(171)	$(355)	52%
Noncontrolling interests	(1)	(4)	75
Net income (loss)	$(170)	$(351)	52%
NM Not meaningful

1Q21 vs. 1Q20
Net loss was $170 million, compared to a net loss of $351 million in the prior-year period, driven by significantly lower cost of credit.
Revenues of $70 million declined from $73 million in the prior-year period, as the impact of lower interest rates was largely offset by the absence of marks on securities in the prior-year period and certain episodic gains in the current quarter.
Expenses decreased 1%, as investments in infrastructure, risk and controls were largely offset by the allocation of certain costs to GCB and ICG.
Provisions reflected a benefit of $112 million, compared to costs of $192 million in the prior-year period, primarily driven by a net ACL release on legacy assets in the current period.
The net ACL release in the first quarter was $109 million, compared to a build of $191 million in the prior-year period, primarily reflecting Citi’s improved macroeconomic outlook.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.

For additional information about trends, uncertainties and risks related to Corporate Other’s future results, see “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

CAPITAL RESOURCES
For additional information about capital resources, including Citi’s capital management, current regulatory capital standards, regulatory capital buffers, the stress testing component of capital planning and regulatory capital standards developments, see “Capital Resources” and “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K.
As previously announced, Citi commenced share repurchases in February 2021. During the first quarter of 2021, Citi returned a total of $2.7 billion of capital to common shareholders in the form of share repurchases (approximately 23 million common shares) and dividends. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends—Equity Security Repurchases” below.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.8% as of March 31, 2021, compared to 11.7% as of December 31, 2020, both under the Basel III Advanced Approaches framework, as quarterly net income of $7.9 billion was partially offset by a net increase in risk-weighted assets, the return of $2.7 billion of capital to common shareholders in the form of share repurchases and dividends, and adverse net movements in Accumulated other comprehensive income (AOCI).

Temporary Supplementary Leverage Ratio Relief
In March 2021, the Federal Reserve Board announced that temporary Supplementary Leverage ratio relief for bank holding companies would expire as scheduled on March 31, 2021. The temporary Supplementary Leverage ratio relief has been in place since the second quarter of 2020 and has permitted Citigroup to exclude U.S. Treasuries and deposits at Federal Reserve Banks from Total Leverage Exposure. Commencing April 1, 2021, U.S. Treasuries and deposits at Federal Reserve Banks will once again be included in Citigroup’s Total Leverage Exposure.
During the first quarter of 2021, as a result of the
temporary relief, Citigroup’s reported Supplementary Leverage ratio of 7.0% benefited approximately 100 basis points. For additional information on temporary Supplementary Leverage ratio relief, see “Capital Resources—Current Regulatory Capital Standards—Temporary Supplementary Leverage Ratio Relief” in Citi’s 2020 Annual Report on Form 10-K.

Federal Reserve Board Limitations on Capital Distributions
In March 2021, the Federal Reserve Board announced that it was extending for an additional quarter several measures that were previously announced for the first quarter of 2021 to ensure that large banks maintain a high level of capital resilience. Through the end of the second quarter of 2021, the Federal Reserve Board has authorized firms, including Citi, to pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters, unless otherwise specified by the Federal Reserve Board, provided that the firm does not exceed the amount of common stock dividends paid in the second quarter of 2020. Additionally, through the end of the second quarter of 2021, the Federal Reserve Board has authorized firms to make share repurchases relating to issuances of common stock related to employee stock ownership plans, and to redeem and make scheduled payments on Additional Tier 1 Capital and Tier 2 Capital instruments.
Under the Federal Reserve Board’s capital distribution limitations, Citi is permitted to return capital to common shareholders of up to $4.1 billion during the second quarter of 2021, including the previously announced common dividends of $0.51 per share in the quarter.
The Federal Reserve Board also announced in March 2021 that the temporary limitations on capital distributions that are currently in place will be lifted for most firms after June 30, 2021, based on the results of the Federal Reserve Board’s 2021 Comprehensive Capital Analysis and Review (CCAR), which will be released by July 1, 2021. If firms, including Citi, remain above all of their minimum risk-based requirements in the 2021 CCAR, the temporary limitations on capital distributions will end after June 30 and those firms will be subject to the normal Stress Capital Buffer framework. However, if firms, including Citi, fall below any of their minimum risk-based capital requirements in the 2021 CCAR, those firms will remain subject to the temporary limitations on capital distributions for an additional three months through September 30, 2021. For the fourth quarter of 2021 and onward, unless the Federal Reserve Board further extends the temporary limitations on capital distributions, Citi and all other firms would be authorized to make distributions consistent with their Stress Capital Buffer requirements.

Citigroup’s Capital Resources
The following tables set forth Citi’s capital components and ratios:

		Advanced Approaches		Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Common Equity Tier 1 Capital(2)		$148,944	$147,274	$148,944	$147,274
Tier 1 Capital		170,484	167,053	170,484	167,053
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)		197,700	195,959	206,971	204,849
Total Risk-Weighted Assets		1,263,926	1,255,284	1,260,080	1,221,576
Credit Risk(2)		$845,718	$844,374	$1,143,975	$1,109,435
Market Risk		112,592	107,812	116,105	112,141
Operational Risk		305,616	303,098	—	—
Common Equity Tier 1 Capital ratio(3)	10.0%	11.78%	11.73%	11.82%	12.06%
Tier 1 Capital ratio(3)	11.5	13.49	13.31	13.53	13.68
Total Capital ratio(3)	13.5	15.64	15.61	16.43	16.77

In millions of dollars, except ratios	Effective Minimum Requirement	March 31, 2021	December 31, 2020
Quarterly Adjusted Average Total Assets(2)(4)		$2,282,935	$2,265,615
Total Leverage Exposure(2)(5)		2,450,412	2,386,881
Tier 1 Leverage ratio	4.0%	7.47%	7.37%
Supplementary Leverage ratio	5.0	6.96	7.00

(1)Citi’s effective minimum risk-based capital requirements include the 2.5% Stress Capital Buffer and 3.0% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.0% GSIB surcharge under the Advanced Approaches (all of which must be composed of Common Equity Tier 1 Capital).
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax), deferred tax assets (DTAs) arising from temporary differences and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust retained earnings and the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in quarterly adjusted average total assets and Total Leverage Exposure. In addition, the increase in DTAs arising from temporary differences upon the January 1, 2020 adoption date has been deducted from risk-weighted assets (RWA) and will phase in to RWA at 25% per year commencing January 1, 2022.
(3)Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were derived under the Basel III Advanced Approaches framework as of March 31, 2021 and December 31, 2020.
(4)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(5)Supplementary Leverage ratio denominator. Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excluded U.S. Treasuries and deposits at Federal Reserve Banks. This temporary Supplementary Leverage ratio relief expired as scheduled on March 31, 2021. During the first quarter of 2021, as a result of the temporary relief, Citigroup’s reported Supplementary Leverage ratio benefited approximately 100 basis points. For additional information, see “Temporary Supplementary Leverage Ratio Relief” above.

As indicated in the table above, Citigroup’s risk-based capital ratios at March 31, 2021 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of March 31, 2021.

Components of Citigroup Capital

In millions of dollars	March 31, 2021	December 31, 2020
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$182,402	$180,118
Add: Qualifying noncontrolling interests	132	141
Regulatory capital adjustments and deductions:
Add: CECL transition and 25% provision deferral(2)	4,359	5,348
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	1,037	1,593
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(1,172)	(1,109)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	20,854	21,124
Identifiable intangible assets other than MSRs, net of related DTLs	4,054	4,166
Less: Defined benefit pension plan net assets	1,485	921
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,691	11,638
Total Common Equity Tier 1 Capital (Advanced Approaches and Standardized Approach)	$148,944	$147,274
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$20,147	$19,324
Qualifying trust preferred securities(5)	1,395	1,393
Qualifying noncontrolling interests	33	35
Regulatory capital deductions:
Less: Permitted ownership interests in covered funds(6)	—	917
Less: Other	35	56
Total Additional Tier 1 Capital (Advanced Approaches and Standardized Approach)	$21,540	$19,779
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Advanced Approaches and Standardized Approach)	$170,484	$167,053
Tier 2 Capital
Qualifying subordinated debt	$21,890	$23,481
Qualifying trust preferred securities(7)	248	331
Qualifying noncontrolling interests	39	41
Excess of eligible credit reserves over expected credit losses(2)(8)	5,081	5,084
Regulatory capital deduction:
Less: Other	42	31
Total Tier 2 Capital (Advanced Approaches)	$27,216	$28,906
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$197,700	$195,959
Adjustment for eligible allowance for credit losses(2)(8)	$9,271	$8,890
Total Tier 2 Capital (Standardized Approach)	$36,487	$37,796
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$206,971	$204,849

(1)Issuance costs of $133 million and $156 million related to outstanding noncumulative perpetual preferred stock as of March 31, 2021 and December 31, 2020, respectively, are excluded from common stockholders’ equity and are netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax) and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust retained earnings and the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

Footnotes continue on the following page.

(4)Of Citi’s $24.2 billion of net DTAs at March 31, 2021, $14.4 billion was includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $9.8 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of March 31, 2021 was $11.7 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards. The amount excluded was reduced by $1.9 billion of net DTLs primarily associated with goodwill and certain other intangible assets that are separately deducted from capital. DTAs arising from tax carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if these DTAs exceed 10%/15% limitations under the U.S. Basel III rules. Citi’s DTAs do not currently exceed these limitations and, therefore, are not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk weighting at 250%.
(5)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(6)Banking entities are required to be in compliance with the Volcker Rule of the Dodd-Frank Act, which prohibits conducting certain proprietary investment activities and limits their ownership of, and relationships with, covered funds. Commencing January 1, 2021, Citi no longer deducts permitted market making positions in third-party covered funds from Tier 1 Capital, in accordance with the revised Volcker Rule 2.0 issued by the U.S. agencies in November 2019. Upon the removal of the capital deduction, permitted market making positions in third-party covered funds are included in risk-weighted assets.
(7)Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the U.S. Basel III rules, which will be fully phased out of Tier 2 Capital by January 1, 2022.
(8)Under the Advanced Approaches framework, eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets, which differs from the Standardized Approach, in which the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets. The total amount of allowance for credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Standardized Approach framework was $14.4 billion and $14.0 billion at March 31, 2021 and December 31, 2020, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended March 31, 2021
Common Equity Tier 1 Capital, beginning of period	$147,274
Net income	7,942
Common and preferred dividends declared	(1,366)
Net increase in treasury stock	(1,132)
Net decrease in common stock and additional paid-in capital	(175)
Net change in foreign currency translation adjustment net of hedges, net of tax	(1,274)
Net increase in unrealized gains (losses) on debt securities AFS, net of tax	(1,785)
Net decrease in defined benefit plans liability adjustment, net of tax	714
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	21
Net increase in excluded component of fair value hedges	(10)
Net decrease in goodwill, net of related DTLs	270
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	112
Net increase in defined benefit pension plan net assets	(564)
Net increase in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	(53)
Net decrease in CECL 25% provision deferral	(989)
Other	(41)
Net increase in Common Equity Tier 1 Capital	$1,670
Common Equity Tier 1 Capital, end of period (Advanced Approaches and Standardized Approach)	$148,944
Additional Tier 1 Capital, beginning of period	$19,779
Net increase in qualifying perpetual preferred stock	823
Net increase in qualifying trust preferred securities	2
Net decrease in permitted ownership interests in covered funds	917
Other	19
Net increase in Additional Tier 1 Capital	$1,761
Tier 1 Capital, end of period (Advanced Approaches and Standardized Approach)	$170,484
Tier 2 Capital, beginning of period (Advanced Approaches)	$28,906
Net decrease in qualifying subordinated debt	(1,591)
Net decrease in excess of eligible credit reserves over expected credit losses	(3)
Other	(96)
Net decrease in Tier 2 Capital (Advanced Approaches)	$(1,690)
Tier 2 Capital, end of period (Advanced Approaches)	$27,216
Total Capital, end of period (Advanced Approaches)	$197,700
Tier 2 Capital, beginning of period (Standardized Approach)	$37,796
Net decrease in qualifying subordinated debt	(1,591)
Net increase in eligible allowance for credit losses	378
Other	(96)
Net decrease in Tier 2 Capital (Standardized Approach)	$(1,309)
Tier 2 Capital, end of period (Standardized Approach)	$36,487
Total Capital, end of period (Standardized Approach)	$206,971

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended March 31, 2021
Total Risk-Weighted Assets, beginning of period	$1,255,284
Changes in Credit Risk-Weighted Assets
Retail exposures(1)	(10,755)
Wholesale exposures(2)	9,420
Repo-style transactions	(2,786)
Securitization exposures(3)	3,729
Equity exposures	(586)
Over-the-counter (OTC) derivatives(4)	7,824
Derivatives CVA(5)	(7,779)
Other exposures(6)	1,866
Supervisory 6% multiplier	411
Net increase in Credit Risk-Weighted Assets	$1,344
Changes in Market Risk-Weighted Assets
Risk levels(7)	$4,222
Model and methodology updates	558
Net increase in Market Risk-Weighted Assets	$4,780
Net change in Operational Risk-Weighted Assets(8)	$2,518
Total Risk-Weighted Assets, end of period	$1,263,926
(1)Retail exposures decreased during the three months ended March 31, 2021, primarily driven by seasonal holiday spending repayments and less spending on qualifying revolving (cards) exposures.
(2)Wholesale exposures increased during the three months ended March 31, 2021, primarily due to an increase in wholesale loan commitments.
(3)Securitization exposures increased during the three months ended March 31, 2021, primarily due to increases in new deals.
(4)OTC derivatives increased during the three months ended March 31, 2021, primarily due to changes in risk parameters, partially offset by a decrease in exposure.
(5)Derivatives CVA decreased during the three months ended March 31, 2021, primarily driven by a decrease in exposure.
(6)Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios.
(7)Risk levels increased during the three months ended March 31, 2021, primarily due to exposure changes.
(8)Operational risk-weighted assets increased during the three months ended March 31, 2021, mainly driven by changes in operational loss severity.

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended March 31, 2021
Total Risk-Weighted Assets, beginning of period	$1,221,576
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	(12,940)
Repo-style transactions(2)	3,038
Securitization exposures(3)	3,647
Equity exposures	(579)
Over-the-counter (OTC) derivatives(4)	19,628
Other exposures(5)	11,306
Off-balance sheet exposures(6)	10,440
Net change in Credit Risk-Weighted Assets	$34,540
Changes in Market Risk-Weighted Assets
Risk levels(7)	$3,406
Model and methodology updates	558
Net increase in Market Risk-Weighted Assets	$3,964
Total Risk-Weighted Assets, end of period	$1,260,080

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three months ended March 31, 2021, primarily due to seasonal holiday spending repayments and less spending on qualifying revolving (cards).
(2)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the three months ended March 31, 2021, primarily due to volume- and exposure-driven increases.
(3)Securitization exposures increased during the three months ended March 31, 2021, primarily due to increases in new deals.
(4)OTC derivatives increased during the three months ended March 31, 2021, mainly due to changes in risk parameters and an increase in notionals.
(5)Other exposures include cleared transactions, unsettled transactions and other assets. Other exposures increased during the three months ended March 31, 2021, primarily due to an increase in various other assets.
(6)Off-balance sheet exposures increased during the three months ended March 31, 2021, primarily due to an increase in wholesale loan commitments.
(7)Risk levels increased during the three months ended March 31, 2021, primarily due to exposure changes.

Supplementary Leverage Ratio
The following table sets forth Citi’s Supplementary Leverage ratio and related components:

In millions of dollars, except ratios	March 31, 2021	December 31, 2020
Tier 1 Capital	$170,484	$167,053
Total Leverage Exposure
On-balance sheet assets(1)(2)(3)	$1,906,422	$1,864,374
Certain off-balance sheet exposures:(4)
Potential future exposure on derivative contracts	201,735	183,604
Effective notional of sold credit derivatives, net(5)	27,164	32,640
Counterparty credit risk for repo-style transactions(6)	21,805	20,168
Unconditionally cancellable commitments	71,293	71,163
Other off-balance sheet exposures	260,112	253,754
Total of certain off-balance sheet exposures	$582,109	$561,329
Less: Tier 1 Capital deductions	38,119	38,822
Total Leverage Exposure(3)	$2,450,412	$2,386,881
Supplementary Leverage ratio	6.96%	7.00%

(1)Represents the daily average of on-balance sheet assets for the quarter.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in DTAs arising from temporary differences and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citigroup is allowed to adjust the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in Total Leverage Exposure.
(3)Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excluded U.S. Treasuries and deposits at Federal Reserve Banks. This temporary Supplementary Leverage ratio relief expired as scheduled on March 31, 2021. During the first quarter of 2021, as a result of the temporary relief, Citigroup’s reported Supplementary Leverage ratio benefited approximately 100 basis points. For additional information, see “Temporary Supplementary Leverage Ratio Relief” above.
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

As set forth in the table above, Citigroup’s Supplementary Leverage ratio was approximately 7.0% at March 31, 2021 and December 31, 2020, as the return of capital to common shareholders in the form of share repurchases and dividends, adverse net movements in AOCI and an increase in Total Leverage Exposure due to an increase in both average on-balance sheet assets and average off-balance sheet exposures were offset by net income in the quarter.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution:

		Advanced Approaches		Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Common Equity Tier 1 Capital(2)		$146,359	$142,854	$146,359	$142,854
Tier 1 Capital		148,487	144,962	148,487	144,962
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		164,921	161,319	173,212	169,303
Total Risk-Weighted Assets(4)		1,043,858	1,021,479	1,069,933	1,038,031
Credit Risk(2)		$731,159	$716,513	$1,011,308	$977,366
Market Risk		57,808	59,815	58,625	60,665
Operational Risk		254,891	245,151	—	—
Common Equity Tier 1 Capital ratio(4)(5)	7.0%	14.02%	13.99%	13.68%	13.76%
Tier 1 Capital ratio(4)(5)	8.5	14.22	14.19	13.88	13.97
Total Capital ratio(4)(5)	10.5	15.80	15.79	16.19	16.31

In millions of dollars, except ratios	Effective Minimum Requirement	March 31, 2021	December 31, 2020
Quarterly Adjusted Average Total Assets(2)(6)		$1,665,791	$1,680,026
Total Leverage Exposure(2)(7)		2,182,668	2,180,821
Tier 1 Leverage ratio(5)	5.0%	8.91%	8.63%
Supplementary Leverage ratio(5)	6.0	6.80	6.65

(1)Citibank’s effective minimum risk-based capital requirements are inclusive of the 2.5% Capital Conservation Buffer (all of which must be composed of Common Equity Tier 1 Capital).
(2)Citibank has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax), deferred tax assets (DTAs) arising from temporary differences and the allowance for credit losses upon the January 1, 2020 CECL adoption date have been deferred and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, Citibank is allowed to adjust retained earnings and the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the allowance for credit losses between January 1, 2020 and December 31, 2021 will also phase in to regulatory capital at 25% per year commencing January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in quarterly adjusted average total assets and Total Leverage Exposure. In addition, the increase in DTAs arising from temporary differences upon the January 1, 2020 adoption date has been deducted from risk-weighted assets (RWA) and will phase in to RWA at 25% per year commencing January 1, 2022.
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
(4)Citibank’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework as of March 31, 2021 and December 31, 2020, whereas Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach framework for all periods presented.
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
(7)Supplementary Leverage ratio denominator. Citibank did not elect to temporarily exclude U.S. Treasuries and deposits at Federal Reserve Banks from Total Leverage Exposure. For additional information, see “Capital Resources—Current Regulatory Capital Standards—Temporary Supplementary Leverage Ratio Relief” in Citi’s 2020 Annual Report on Form 10-K.

As indicated in the table above, Citibank’s capital ratios at March 31, 2021 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of March 31, 2021.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of March 31, 2021. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	0.9	0.8	1.1	0.8	1.2
Standardized Approach	0.8	0.9	0.8	1.1	0.8	1.3
Citibank
Advanced Approaches	1.0	1.3	1.0	1.4	1.0	1.5
Standardized Approach	0.9	1.3	0.9	1.3	0.9	1.5

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.4	0.3
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At March 31, 2021, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $11.8 billion, which exceeded the minimum requirement by $8.1 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $27.0 billion at March 31, 2021, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at March 31, 2021.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each effective minimum TLAC and LTD ratio requirement, as well as the surplus amount in dollars in excess of each requirement.
As of March 31, 2021, Citi exceeded each of the minimum TLAC and LTD requirements, resulting in a $24 billion surplus above its binding TLAC requirement of LTD as a percentage of Advanced Approaches risk-weighted assets.

	March 31, 2021
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$313	$138
% of Advanced Approaches risk- weighted assets	24.8%	10.9%
Effective minimum requirement(1)(2)	22.5%	9.0%
Surplus amount	$29	$24
% of Total Leverage Exposure(3)	12.8%	5.6%
Effective minimum requirement	9.5%	4.5%
Surplus amount	$81	$28

(1)    External TLAC includes Method 1 GSIB surcharge of 2.0%.
(2)    LTD includes Method 2 GSIB surcharge of 3.0%.
(3)    Commencing with the second quarter of 2020, Citigroup’s Total Leverage Exposure temporarily excludes U.S. Treasuries and deposits at Federal Reserve Banks. These exclusions expired as scheduled on March 31, 2021. Excluding the temporary relief, Citigroup’s binding TLAC requirement would have been LTD as a percentage of Total Leverage Exposure, with a surplus of $9 billion. For additional information, see “Temporary Supplementary Leverage Ratio Relief” above.

For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance Risks” in Citi’s 2020 Annual Report on Form 10-K.

Capital Resources (Full Adoption of CECL, and Excluding Temporary Supplementary Leverage Ratio Relief for Citigroup)
The following tables set forth Citigroup’s and Citibank’s capital components and ratios reflecting the full impact of CECL, and excluding temporary Supplementary Leverage ratio relief for Citigroup, as of March 31, 2021:

	Citigroup			Citibank
	Effective Minimum Requirement	Advanced Approaches	Standardized Approach	Effective Minimum Requirement	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital ratio	10.0%	11.46%	11.50%	7.0%	13.67%	13.33%
Tier 1 Capital ratio	11.5	13.17	13.21	8.5	13.87	13.53
Total Capital ratio	13.5	15.33	16.12	10.5	15.45	15.85

	Effective Minimum Requirement	Citigroup	Effective Minimum Requirement	Citibank
Tier 1 Leverage ratio	4.0%	7.29%	5.0%	8.69%
Supplementary Leverage ratio(1)	5.0	5.80	6.0	6.63

(1)Citigroup’s Supplementary Leverage ratio, as presented in the table above, reflects the full impact of CECL as well as the inclusion of U.S. Treasuries and deposits at Federal Reserve Banks in Total Leverage Exposure.

TLAC Holdings
In January 2021, the U.S. banking agencies issued a final rule that creates a new regulatory capital deduction applicable to Advanced Approaches banking organizations for certain investments in covered debt instruments issued by GSIBs. The final rule became effective for Citigroup and Citibank on April 1, 2021, and did not have a significant impact on either Citigroup’s or Citibank’s regulatory capital. For additional information, see “Capital Resources—Regulatory Capital Standards Developments—U.S. Banking Agencies—TLAC Holdings” in Citi’s 2020 Annual Report on Form 10-K.

Regulatory Capital Standards Developments

Supplementary Leverage Ratio
In March 2021, the Federal Reserve Board announced that it would soon invite public comment on several potential modifications to the Supplementary Leverage ratio. The Federal Reserve Board noted that, because of recent growth in the supply of central bank reserves and issuance of U.S. Treasuries, the Federal Reserve Board may need to address the current design and calibration of the Supplementary Leverage ratio over time to prevent strains from developing that could both constrain economic growth and undermine financial stability. Additional details on any forthcoming proposals are not yet available.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE, tangible book value (TBV) per share and return on average TCE are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	March 31, 2021	December 31, 2020
Total Citigroup stockholders’ equity	$202,549	$199,442
Less: Preferred stock	20,280	19,480
Common stockholders’ equity	$182,269	$179,962
Less:
Goodwill	21,905	22,162
Identifiable intangible assets (other than MSRs)	4,308	4,411
Tangible common equity (TCE)	$156,056	$153,389
Common shares outstanding (CSO)	2,067.0	2,082.1
Book value per share (common equity/CSO)	$88.18	$86.43
Tangible book value per share (TCE/CSO)	75.50	73.67

	Three Months Ended March 31,
In millions of dollars	2021	2020
Net income available to common shareholders	$7,650	$2,245
Average common stockholders’ equity	180,421	174,468
Average TCE	154,723	149,024
Return on average common stockholders’ equity	17.2%	5.2%
Return on average TCE (RoTCE)(1)	20.1	6.1

(1)RoTCE represents net income available to common shareholders as a percentage of average TCE.

Managing Global Risk Table of Contents

(1)    For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the Federal Reserve Board, on Citi’s Investor Relations website.

MANAGING GLOBAL RISK

For Citi, effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. Specifically, the activities that Citi engages in, and the risks those activities generate, must be consistent with Citi’s mission, value proposition, key guiding principles and risk appetite. For more information on Citi’s management of global risk, see “Managing Global Risk” in Citi’s 2020 Annual Report on Form 10-K. As discussed above, Citi is continuing its efforts to comply with the Federal Reserve Board and OCC consent orders, relating principally to various aspects of risk management, compliance, data quality management and governance, and internal controls. See “Citi’s Consent Order Compliance” above and in Citi’s 2020 Annual Report on Form 10-K..

CREDIT RISK

For more information on credit risk, including Citi’s credit risk management, measurement and stress testing, and Citi’s consumer and corporate credit portfolios, see “Credit Risk” and “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K.

CONSUMER CREDIT
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	1Q’20	2Q’20	3Q’20	4Q’20	1Q’21
Retail banking:
Mortgages	$83.6	$86.0	$87.5	$88.9	$86.7
Personal, small business and other	36.6	37.6	38.3	40.1	39.1
Total retail banking	$120.2	$123.6	$125.8	$129.0	$125.8
Cards:
Citi-branded cards	$110.2	$103.6	$102.2	$106.7	$99.6
Citi retail services	48.9	45.4	44.4	46.4	42.5
Total cards	$159.1	$149.0	$146.6	$153.1	$142.1
Total GCB	$279.3	$272.6	$272.4	$282.1	$267.9
GCB regional distribution:
North America	67%	66%	66%	65%	64%
Latin America	5	5	5	5	5
Asia(2)	28	29	29	30	31
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$9.1	$8.5	$7.6	$6.7	$6.1
Total consumer loans	$288.4	$281.1	$280.0	$288.8	$274.0

(1)End-of-period loans include interest and fees on credit cards.
(2)Asia includes loans and leases in certain EMEA countries for all periods presented.
(3)Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends

Global Consumer Banking

As shown in the chart above, GCB’s net credit loss rate and the 90+ days past due delinquency rate decreased year-over-year as of the first quarter of 2021, driven by North America GCB, primarily reflecting the benefit of significant government stimulus and assistance, and lower customer spending.
Quarter-over-quarter, GCB’s net credit loss rate increased and its 90+ days past due rate decreased, driven by Asia GCB and Latin America GCB, as Citi charged off most of the spike in delinquencies from the fourth quarter of 2020 related to customer accounts exiting consumer relief programs, as well as the seasonality observed in North America GCB’s net credit loss rate.
For additional information on consumer credit trends, see “Managing Global Risk—Credit Risk—Overall Consumer Credit Trends” in Citi’s 2020 Annual Report on Form 10-K.

North America GCB

North America GCB provides mortgage, home equity, small business and personal loans through Citi’s retail banking network and card products through Citi-branded cards and Citi retail services businesses. The retail bank is concentrated in six major metropolitan cities in the U.S. (for additional information on the U.S. retail bank, see “North America GCB” above).
As of March 31, 2021, approximately 70% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the net credit loss rate in North America GCB as of the first quarter of 2021 increased quarter-over-quarter, primarily driven by seasonality in both cards portfolios, and decreased year-over-year, primarily driven by the continued impacts of government stimulus, unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate in North America GCB decreased quarter-over-quarter, reflecting higher payment rates driven by government stimulus. Year-over-year, the decrease in the 90+ days past due delinquency rate was driven by the continued impacts of government stimulus, unemployment benefits and consumer relief programs.

Latin America GCB

Latin America GCB operates in Mexico through Citibanamex, one of Mexico’s largest banks, and provides credit cards, consumer mortgages and small business and personal loans. Latin America GCB serves a more mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As shown in the chart above, the net credit loss rate in Latin America GCB as of the first quarter of 2021 increased significantly quarter-over quarter and year-over-year, driven by a majority of customers exiting consumer relief programs at the end of the third quarter of 2020 as well as the continued adverse pandemic-related macroeconomic impacts.
The 90+ days past due delinquency rate increased year-over-year, primarily due to the continued adverse pandemic-related macroeconomic impacts, including lower loan balances. The 90+ days past due delinquency rate decreased quarter-over-quarter, primarily due to the charge-off of most of the spike in delinquent balances from the fourth quarter of 2020 related to customers exiting consumer relief programs.

Asia(1) GCB
(1)Asia includes GCB activities in certain EMEA countries for all periods presented.

Asia GCB operates in 17 countries and jurisdictions in Asia and EMEA and provides credit cards, consumer mortgages and small business and personal loans.
As shown in the chart above, the net credit loss rate in Asia GCB as of the first quarter of 2021 increased quarter-over-quarter and year-over-year, driven by customers exiting consumer relief programs in certain countries, as well as the continued adverse pandemic-related macroeconomic impacts in the region.
The 90+ days past due delinquency rate was largely unchanged year-over-year. Quarter-over-quarter, the 90+ days past due delinquency rate decreased due to the charge-off of most of the spike in delinquent balances from the fourth quarter of 2020 related to customers exiting consumer relief programs in 2020.
The performance of Asia GCB’s portfolios continues to reflect the strong credit profiles in the region’s target customer segments. Regulatory changes in many markets in Asia over the past few years have also resulted in improved credit quality.
For additional information on cost of credit, loan delinquency and other information for Citi’s consumer loan portfolios, see each respective business’s results of operations above and Notes 13 and 14 to the Consolidated Financial Statements.

Credit Card Trends

Global Cards

The following charts show the quarterly trends in delinquencies and net credit losses for total GCB cards, North America Citi-branded cards and Citi retail services portfolios, as well as for Citi’s Latin America and Asia Citi-branded cards portfolios.

North America Citi-Branded Cards

North America GCB’s Citi-branded cards portfolio issues proprietary and co-branded cards.
As shown in the chart above, the net credit loss rate in Citi-branded cards as of the first quarter of 2021 increased quarter-over-quarter, primarily driven by seasonality, and decreased year-over-year, primarily reflecting the benefit of significant government stimulus, unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate decreased quarter-over-quarter, reflecting higher payment rates due to government stimulus. Year-over-year, the 90+ days past due delinquency rate decreased, driven by the continued impact of government stimulus, unemployment benefits and consumer relief programs.

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
As shown in the chart above, the net credit loss rate in Citi retail services as of the first quarter of 2021 increased quarter-over-quarter, primarily due to seasonality, and decreased year-over-year, primarily reflecting the benefit of significant government stimulus, unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate was largely unchanged quarter-over-quarter. Year-over-year, the 90+ days past due delinquency rate declined, driven by the continued impact of government stimulus, unemployment benefits and consumer relief programs.

Latin America Citi-Branded Cards

Latin America GCB issues proprietary and co-branded cards.
As shown in the chart above, the net credit loss rate in Latin America Citi-branded cards as of the first quarter of 2021 increased significantly quarter-over quarter and year-over-year, driven by a majority of customers exiting consumer relief programs at the end of the third quarter in 2020, as well as the continued adverse pandemic-related macroeconomic impacts.
The 90+ days past due delinquency rate increased year-over-year, due to the continued adverse pandemic-related macroeconomic impacts, including lower loan balances. The 90+ days past due delinquency rate decreased quarter-over-
quarter, primarily due to the charge-off of most of the spike in delinquent balances from the fourth quarter of 2020 related to customers exiting consumer relief programs.

Asia Citi-Branded Cards(1)

(1)Asia includes loans and leases in certain EMEA countries for all periods presented.

As shown in the chart above, the net credit loss rate in Asia Citi-branded cards as of the first quarter of 2021 increased quarter-over-quarter and year-over-year, primarily driven by customers exiting consumer relief programs in certain countries, as well as the continued adverse pandemic-related macroeconomic impacts in the region.
The 90+ days past due delinquency rate increased year-over-year, due to the continued adverse macroeconomic impacts of the pandemic, and decreased quarter-over-quarter, due to the charge-off of most of the spike in delinquent balances from the fourth quarter of 2020 relating to customers exiting consumer relief programs in 2020.
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

Citi-Branded Cards

FICO distribution(1)	March 31, 2021	December 31, 2020	March 31, 2020
> 760	46%	46%	39%
680–760	40	39	42
< 680	14	15	19
Total	100%	100%	100%

Citi Retail Services

FICO distribution(1)	March 31, 2021	December 31, 2020	March 31, 2020
> 760	26%	27%	23%
680–760	45	44	42
< 680	29	29	35
Total	100%	100%	100%

(1)    The FICO bands in the tables are consistent with general industry peer presentations.

The FICO distribution of both cards portfolios remained broadly stable compared to the prior quarter, and improved compared to the prior year, demonstrating strong underlying credit quality, as well as a benefit from the impact of government stimulus, unemployment benefits, customer relief programs and lower credit utilization due to reduced customer spending. For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios(1)

	EOP loans(2)	90+ days past due(3)			30–89 days past due(3)
In millions of dollars, except EOP loan amounts in billions	March 31, 2021	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	December 31, 2020	March 31, 2020
Global Consumer Banking(4)(5)
Total	$267.9	$2,175	$2,507	$2,603	$2,003	$2,517	$2,870
Ratio		0.81%	0.89%	0.93%	0.75%	0.89%	0.90%
Retail banking
Total	$125.8	$598	$632	$429	$662	$860	$794
Ratio		0.48%	0.49%	0.36%	0.53%	0.67%	0.66%
North America	50.9	263	299	161	220	328	298
Ratio		0.52%	0.58%	0.32%	0.44%	0.63%	0.59%
Latin America	9.1	142	130	90	164	220	140
Ratio		1.56%	1.33%	0.98%	1.80%	2.24%	1.52%
Asia(6)	65.8	193	203	178	278	312	356
Ratio		0.29%	0.31%	0.30%	0.42%	0.47%	0.59%
Cards
Total	$142.1	$1,577	$1,875	$2,174	$1,341	$1,657	$2,076
Ratio		1.11%	1.22%	1.37%	0.94%	1.08%	1.30%
North America—Citi-branded	78.5	590	686	891	484	589	770
Ratio		0.75%	0.82%	1.01%	0.62%	0.70%	0.87%
North America—Citi retail services	42.5	591	644	958	513	639	903
Ratio		1.39%	1.39%	1.96%	1.21%	1.38%	1.85%
Latin America	4.3	173	233	121	115	170	132
Ratio		4.02%	4.85%	2.69%	2.67%	3.54%	2.93%
Asia(6)	16.8	223	312	204	229	259	271
Ratio		1.33%	1.74%	1.18%	1.36%	1.45%	1.57%
Corporate/Other—Consumer(7)
Total	$6.1	$277	$313	$281	$138	$179	$252
Ratio		4.86%	5.13%	3.23%	2.42%	2.93%	2.90%
Total Citigroup	$274.0	$2,452	$2,820	$2,884	$2,141	$2,696	$3,122
Ratio		0.90%	0.98%	1.00%	0.78%	0.94%	1.09%
(1)Loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification (which have various durations, and certain of which may be renewed by the customer). Consumer relief programs in Asia and Mexico largely expired during the fourth quarter of 2020.
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
(5)The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $176 million ($0.7 billion), $171 million ($0.7 billion) and $124 million ($0.5 billion) as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) were $84 million ($0.7 billion), $98 million ($0.7 billion) and $64 million ($0.5 billion) as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
(6)Asia includes delinquencies and loans in certain EMEA countries for all periods presented.
(7)The loans 90+ days past due and related ratios exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) for each period were $169 million ($0.4 billion), $183 million ($0.5 billion) and $167 million ($0.4 billion) as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) for each period were $55 million ($0.4 billion), $73 million ($0.5 billion) and $58 million ($0.4 billion) as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	1Q21	1Q21	4Q20	1Q20
Global Consumer Banking
Total	$271.7	$1,580	$1,272	$1,934
Ratio		2.36%	1.83%	2.68%
Retail banking
Total	$127.4	$274	$185	$230
Ratio		0.87%	0.58%	0.75%
North America	51.9	26	31	37
Ratio		0.20%	0.23%	0.29%
Latin America	9.4	168	68	127
Ratio		7.25%	2.82%	4.60%
Asia(3)	66.1	80	86	66
Ratio		0.49%	0.52%	0.43%
Cards
Total	$144.3	$1,306	$1,087	$1,704
Ratio		3.67%	2.91%	4.10%
North America—Citi-branded	78.7	551	500	781
Ratio		2.84%	2.43%	3.40%
North America—Citi retail services	43.8	373	339	672
Ratio		3.45%	3.00%	5.35%
Latin America	4.5	197	94	144
Ratio		17.75%	7.96%	10.34%
Asia(3)	17.3	185	154	107
Ratio		4.34%	3.56%	2.29%
Corporate/Other—Consumer
Total	$6.4	$(18)	$(10)	$(2)
Ratio		(1.14)%	(0.54)%	(0.09)%
Total Citigroup	$278.1	$1,562	$1,262	$1,932
Ratio		2.28%	1.77%	2.59%
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

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio within ICG (excluding certain loans in the private bank, which are managed on a delinquency basis), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	March 31, 2021				December 31, 2020				March 31, 2020
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$182	$142	$22	$346	$177	$142	$25	$344	$195	$175	$24	$394
Unfunded lending commitments (off-balance sheet)(2)	170	284	12	466	158	272	11	441	152	231	11	394
Total exposure	$352	$426	$34	$812	$335	$414	$36	$785	$347	$406	$35	$788

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region (excluding the delinquency-managed private bank portfolio) based on Citi’s internal management geography:

	March 31, 2021	December 31, 2020	March 31, 2020
North America	57%	56%	57%
EMEA	25	25	25
Asia	13	13	12
Latin America	5	6	6
Total	100%	100%	100%

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
The following table presents the corporate credit portfolio (excluding the delinquency-managed private bank portfolio) by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	March 31, 2021	December 31, 2020	March 31, 2020
AAA/AA/A	50%	49%	48%
BBB	31	31	33
BB/B	16	17	17
CCC or below	3	3	2
Total	100%	100%	100%

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
Risk ratings and classifications are reviewed regularly, and adjusted as appropriate. The credit review process incorporates quantitative and qualitative factors, including financial and non-financial disclosures or metrics, idiosyncratic events or changes to the competitive, regulatory or macroeconomic environment. This includes but is not limited to exposures in those sectors significantly impacted by the pandemic (including consumer retail, commercial real estate and transportation).
Citigroup believes the corporate credit portfolio to be appropriately rated and classified as of March 31, 2021. Since the onset of the COVID-19 pandemic, Citigroup has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.
As obligor risk ratings are downgraded, the probability of default increases. Downgrades of obligor risk ratings tend to result in a higher provision for credit losses. In addition,

downgrades may result in the purchase of additional credit derivatives or other risk mitigants to hedge the incremental credit risk, or may result in Citi’s seeking to reduce exposure to an obligor or an industry sector. Citi will continue to review exposures to ensure that the appropriate probability of default is incorporated into all risk assessments.
For additional information on Citi’s corporate credit portfolio, see Note 13 to the Consolidated Financial Statements.

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following details the allocation of Citi’s total corporate credit portfolio by industry (excluding the delinquency-managed private bank portfolio):

	Total exposure
	March 31, 2021	December 31, 2020	March 31, 2020
Transportation and industrials	19%	19%	19%
Private bank	14	14	13
Consumer retail	10	10	11
Technology, media and telecom	11	11	10
Real estate	8	8	7
Power, chemicals, metals and mining	8	8	9
Banks and finance companies	7	7	8
Energy and commodities	6	6	7
Health	5	5	4
Public sector	3	3	3
Insurance	3	3	3
Asset managers and funds	3	3	3
Financial markets infrastructure	2	2	2
Securities firms	—	—	—
Other industries	1	1	1
Total	100%	100%	100%

The following table details Citi’s corporate credit portfolio by industry as of March 31, 2021:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing(3)	Net charge-offs (recoveries)(4)	Credit derivative hedges(5)
Transportation and industrials	$149,737	$57,653	$92,084	$109,655	$19,267	$19,083	$1,732	$209	$75	$(8,628)
Autos(6)	51,939	23,993	27,946	41,823	4,895	5,018	203	50	1	(3,521)
Transportation	31,387	13,436	17,951	20,581	3,354	6,064	1,388	16	57	(1,140)
Industrials	66,411	20,224	46,187	47,251	11,018	8,001	141	143	17	(3,967)
Private bank	116,606	78,556	38,050	111,784	2,243	2,364	215	898	(1)	(1,080)
Consumer retail	79,201	33,424	45,777	59,944	11,452	7,129	676	148	9	(5,394)
Technology, media and telecom	89,307	29,314	59,993	69,458	14,801	4,785	263	72	1	(6,929)
Real estate	66,712	43,938	22,774	55,302	5,929	5,141	340	90	13	(597)
Power, chemicals, metals and mining	64,069	21,086	42,983	49,505	10,474	3,837	253	102	51	(5,426)
Power	26,922	6,278	20,644	23,055	3,036	626	205	7	47	(2,624)
Chemicals	22,962	8,499	14,463	16,838	4,429	1,685	10	9	4	(2,170)
Metals and mining	14,185	6,309	7,876	9,612	3,009	1,526	38	86	—	(632)
Banks and finance companies	56,327	32,840	23,487	46,764	4,775	4,760	28	90	—	(867)
Energy and commodities(7)	47,741	14,024	33,717	33,749	7,465	5,899	628	101	33	(3,934)
Health	39,384	8,126	31,258	29,701	7,403	2,093	187	43	—	(2,059)
Public sector	27,699	14,522	13,177	22,939	2,090	2,654	16	27	(3)	(1,146)
Insurance	27,869	2,517	25,352	27,055	712	102	—	—	—	(2,541)
Asset managers and funds	20,158	4,793	15,365	18,358	1,228	572	—	1	—	(82)
Financial markets infrastructure	15,531	853	14,678	15,504	27	—	—	—	—	(8)
Securities firms	1,422	227	1,195	762	563	89	8	12	—	(6)
Other industries	10,319	4,597	5,722	5,523	2,431	2,077	288	22	6	(94)
Total	$812,082	$346,470	$465,612	$656,003	$90,860	$60,585	$4,634	$1,815	$184	$(38,791)

(1)    Excludes $45,484 million and $6,774 million of funded and unfunded exposure at March 31, 2021, respectively, primarily related to the delinquency-managed private bank portfolio.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Excludes $411 million of past due loans primarily related to delinquency-managed private bank portfolio.
(4)    Net charge-offs (recoveries) are for the three months ended March 31, 2021 and exclude delinquency-managed private bank charge-offs of $2 million.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $38.8 billion of purchased credit protection, $36.8 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.0 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $16.1 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $19.1 billion ($9.8 billion in funded, with more than 99% rated investment grade) as of March 31, 2021.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrial sector (e.g., off-shore drilling entities) included in the table above. As of March 31, 2021, Citi’s total exposure to these energy-related entities was approximately $6.9 billion, of which approximately $3.6 billion consisted of direct outstanding funded loans.

Exposure to Commercial Real Estate
As of March 31, 2021, ICG’s total corporate credit exposure to commercial real estate (CRE) was $62 billion, with $44 billion consisting of direct outstanding funded loans (mainly included in the real estate and private bank categories in the above table), or 7% of Citi’s total outstanding loans. In addition, as of March 31, 2021, more than 70% of ICG’s total corporate CRE exposure was to borrowers in the United States. Also as of March 31, 2021, approximately 73% of ICG’s total corporate CRE exposure was rated investment grade.
As of March 31, 2021, the ACLL was 1.8% of funded CRE exposure, including 4.3% of funded non-investment grade exposure.

Of the total CRE exposure:

•$20 billion of the exposure ($13 billion of direct outstanding funded loans) relates to Community Reinvestment Act-related lending provided pursuant to Citi’s regulatory requirements to meet the credit needs of borrowers in low and moderate income neighborhoods.
•$18 billion of the exposure ($15 billion of direct outstanding funded loans) relates to exposure secured by mortgages on underlying properties or in well-rated securitization exposures.
•$13 billion of the exposure ($5 billion of direct outstanding funded loans) relates to unsecured loans to large REITs, with nearly 74% of the exposure rated investment grade.
•$11 billion of exposure ($11 billion of direct outstanding funded loans) relates to CRE exposure in the private bank of which 100% is secured by mortgages. In addition, 44% of the exposure is also full recourse to the client. As of March 31, 2021, 78% of the exposure was rated investment grade.

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

(1)    Excludes $42.6 billion and $4.4 billion of funded and unfunded exposure at December 31, 2020, respectively, primarily related to the delinquency-managed private bank portfolio.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Excludes $162 million of past due loans primarily related to the delinquency-managed private bank portfolio.
(4)    Net charge-offs (recoveries) are for the year ended December 31, 2020 and exclude delinquency-managed private bank charge-offs of $10 million.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $38.8 billion of purchased credit protection, $36.8 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.0 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $16.1 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
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
At March 31, 2021, December 31, 2020 and March 31, 2020, ICG (excluding the delinquency-managed private bank portfolio) had economic hedges on the corporate credit portfolio of $38.8 billion, $38.8 billion and $33.0 billion, respectively. Citigroup’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG (excluding the delinquency-managed private bank portfolio) corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2021	December 31, 2020	March 31, 2020
AAA/AA/A	32%	30%	32%
BBB	47	48	52
BB/B	18	19	14
CCC or below	3	3	2
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2021	2020	2020	2020	2020
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$45,739	$47,778	$48,370	$48,167	$47,260
Home equity loans(2)	6,638	7,128	7,625	8,524	8,936
Credit cards	121,048	130,385	125,485	128,032	137,316
Personal, small business and other	4,600	4,509	4,689	4,859	3,675
Total	$178,025	$189,800	$186,169	$189,582	$197,187
In offices outside North America(1)
Residential first mortgages(2)	$39,833	$39,969	$38,507	$37,194	$35,744
Credit cards	21,137	22,692	21,108	20,966	21,801
Personal, small business and other	35,039	36,378	34,241	33,371	33,698
Total	$96,009	$99,039	$93,856	$91,531	$91,243
Consumer loans, net of unearned income(3)	$274,034	$288,839	$280,025	$281,113	$288,430
Corporate loans
In North America offices(1)
Commercial and industrial	$55,497	$57,731	$59,921	$70,755	$81,231
Financial institutions	57,009	55,809	52,884	53,860	60,653
Mortgage and real estate(2)	60,976	60,675	59,340	57,821	55,428
Installment and other	29,186	26,744	26,858	25,602	30,591
Lease financing	539	673	704	869	988
Total	$203,207	$201,632	$199,707	$208,907	$228,891
In offices outside North America(1)
Commercial and industrial	$102,666	$104,072	$108,551	$115,471	$121,703
Financial institutions	34,729	32,334	32,583	35,173	37,003
Mortgage and real estate(2)	11,166	11,371	10,424	10,332	9,639
Installment and other	35,347	33,759	32,323	30,678	31,728
Lease financing	56	65	63	66	72
Governments and official institutions	4,783	3,811	3,235	3,552	3,554
Total	$188,747	$185,412	$187,179	$195,272	$203,699
Corporate loans, net of unearned income(4)	$391,954	$387,044	$386,886	$404,179	$432,590
Total loans—net of unearned income	$665,988	$675,883	$666,911	$685,292	$721,020
Allowance for credit losses on loans (ACLL)	(21,638)	(24,956)	(26,426)	(26,420)	(20,841)
Total loans—net of unearned income and ACLL	$644,350	$650,927	$640,485	$658,872	$700,179
ACLL as a percentage of total loans— net of unearned income(5)	3.29%	3.73%	4.00%	3.87%	2.84%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	6.41%	6.77%	6.96%	6.93%	5.87%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	1.06%	1.42%	1.82%	1.71%	0.81%
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
(3)Consumer loans are net of unearned income of $700 million, $749 million, $739 million, $734 million and $771 million at March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)Corporate loans include private bank loans and are net of unearned income of $(844) million, $(844) million, $(857) million, $(854) million and $(791) million at March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2021	2020	2020	2020	2020
Allowance for credit losses on loans (ACLL) at beginning of period	$24,956	$26,426	$26,298	$20,380	$12,783
Adjustment to opening balance:
Financial instruments—credit losses (CECL)(1)	—	—	—	—	4,201
Variable post-charge-off third-party collection costs(2)	—	—	—	—	(443)
Adjusted ACLL at beginning of period	$24,956	$26,426	$26,298	$20,380	$16,541
Provision for credit losses on loans (PCLL)
Consumer(2)	$(354)	$1,034	$1,500	$4,297	$4,934
Corporate	(1,125)	(1,410)	431	3,693	1,443
Total	$(1,479)	$(376)	$1,931	$7,990	$6,377
Gross credit losses on loans
Consumer
In U.S. offices	$1,247	$1,130	$1,479	$1,675	$1,763
In offices outside the U.S.	758	524	537	506	577
Corporate
In U.S. offices	156	159	194	177	117
In offices outside the U.S.	47	76	157	170	22
Total	$2,208	$1,889	$2,367	$2,528	$2,479
Credit recoveries on loans(2)
Consumer
In U.S. offices	$316	$270	$304	$235	$274
In offices outside the U.S.	127	122	118	109	134
Corporate
In U.S. offices	10	16	8	12	7
In offices outside the U.S.	7	9	18	11	5
Total	$460	$417	$448	$367	$420
Net credit losses on loans (NCLs)
In U.S. offices	$1,077	$980	$1,361	$1,605	$1,599
In offices outside the U.S.	671	492	558	556	460
Total	$1,748	$1,472	$1,919	$2,161	$2,059
Other—net(3)(4)(5)(6)(7)(8)	$(91)	$378	$116	$89	$(479)
Allowance for credit losses on loans (ACLL) at end of period	$21,638	$24,956	$26,426	$26,298	$20,380
ACLL as a percentage of EOP loans(9)	3.29%	3.73%	4.00%	3.87%	2.84%
Allowance for credit losses on unfunded lending commitments (ACLUC)(10)(11)	$2,012	$2,655	$2,299	$1,859	$1,813
Total ACLL and ACLUC	$23,650	$27,611	$28,725	$28,157	$22,193
Net consumer credit losses on loans	$1,562	$1,262	$1,594	$1,837	$1,932
As a percentage of average consumer loans	2.28%	1.77%	2.26%	2.63%	2.59%
Net corporate credit losses on loans	$186	$210	$325	$324	$127
As a percentage of average corporate loans	0.20%	0.22%	0.33%	0.31%	0.13%
ACLL by type at end of period(12)
Consumer	$17,554	$19,554	$19,488	$19,474	$16,929
Corporate	4,084	5,402	6,938	6,824	3,451
Total	$21,638	$24,956	$26,426	$26,298	$20,380
(1)On January 1, 2020, Citi adopted Accounting Standards Update (ASC) 326, Financial Instruments—Credit Losses (CECL). The ASU introduces a new credit loss methodology requiring earlier recognition of credit losses while also providing additional transparency about credit risk. On January 1, 2020, Citi recorded a $4.1 billion, or an approximate 29%, pretax increase in the Allowance for credit losses, along with a $3.1 billion after-tax decrease in Retained earnings and a deferred tax asset increase of $1.0 billion. This transition impact reflects (i) a $4.9 billion build to the consumer allowance for credit losses due to longer estimated tenors for cards than under the incurred loss methodology under prior U.S. GAAP, net of recoveries; and (ii) a $(0.8) billion decrease to the corporate allowance for credit losses due to shorter remaining tenors, incorporation of recoveries and use of more specific historical loss data based on an increase in portfolio segmentation across industries and geographies. See Note 1 to the Consolidated Financial Statements for further discussion on the impact of Citi’s adoption of CECL.
(2)Citi had a change in accounting related to its variable post-charge-off third-party collection costs that was recorded as an adjustment to its January 1, 2020 opening allowance for credit losses on loans of $443 million. See Note 1 to the Consolidated Financial Statements.
(3)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(4)The first quarter of 2021 includes a decrease of approximately $108 million related to FX translation.
(5)The fourth quarter of 2020 includes an increase of approximately $376 million related to FX translation.
(6)The third quarter of 2020 includes an increase of approximately $116 million related to FX translation.
(7)The second quarter of 2020 includes an increase of approximately $88 million related to FX translation.
(8)The first quarter of 2020 includes a decrease of approximately $483 million related to FX translation.
(9)March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, exclude $7.5 billion, $6.9 billion, $5.5 billion, $5.8 billion and $4.0 billion, respectively, of loans that are carried at fair value.
(10)At June 30, 2020, the corporate ACLUC includes a non-provision transfer of $68 million, representing reserves on performance guarantees as of March 31, 2020. The reserves on these contracts have been reclassified out of the allowance for credit losses on unfunded lending commitments and into other liabilities as of June 30, 2020.
(11)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(12)See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements. Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	March 31, 2021
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
North America cards(2)	$13.3	$121.0	11.0%
North America mortgages(3)	0.5	52.4	1.0
North America other	0.3	4.6	6.5
International cards	1.8	21.1	8.5
International other(4)	1.6	74.9	2.1
Total consumer	$17.5	$274.0	6.4%
Total corporate	4.1	392.0	1.1
Total Citigroup	$21.6	$666.0	3.3%
(1)Loans carried at fair value do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Citi-branded cards and Citi retail services. The $13.3 billion of loan loss reserves represented approximately 43 months of coincident net credit loss coverage. As of March 31, 2021, North America Citi-branded cards ACLL as a percentage of EOP loans was 9.8% and North America Citi retail services ACLL as a percentage of EOP loans was 13.4%.
(3)Of the $0.5 billion, approximately $0.2 billion was allocated to North America mortgages in Corporate/Other, including approximately $0.4 billion and $0.1 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $52.4 billion in loans, approximately $50.6 billion and $1.8 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.
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
(2)Includes both Citi-branded cards and Citi retail services. The $14.7 billion of loan loss reserves represented approximately 53 months of coincident net credit loss coverage. As of December 31, 2020, North America Citi-branded cards ACLL as a percentage of EOP loans was 10.0% and North America Citi retail services ACLL as a percentage of EOP loans was 13.6%.
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
(4)Includes mortgages and other retail loans.

The following table details Citi’s corporate credit allowance for credit losses on loans (ACLL) by industry exposure:

	March 31, 2021
In millions of dollars, except percentages	Funded exposure(1)	ACLL(2)(3)	ACLL as a % of funded exposure
Transportation and industrials	$55,775	$1,075	1.9%
Private bank	78,556	228	0.3
Consumer retail	33,415	414	1.2
Technology, media and telecom	28,288	275	1.0
Real estate	42,977	594	1.4
Power, chemicals, metals and mining	20,148	202	1.0
Banks and finance companies	32,581	85	0.3
Energy and commodities	13,844	446	3.2
Health	8,063	102	1.3
Public sector	14,353	229	1.6
Insurance	2,517	9	0.4
Asset managers and funds	4,793	21	0.4
Financial markets infrastructure	853	1	0.1
Securities firms	227	5	2.2
Other industries	2,570	85	3.3
Total	$338,960	$3,771	1.1%

(1)    Funded exposure excludes approximately $45.5 billion, primarily related to the delinquency-managed credit portfolio of the private bank, with an associated ACLL of $313 million and $7.5 billion of loans at fair value that are not subject to ACLL under the CECL standard.
(2)    As of March 31, 2021, the ACLL shown above reflects coverage of 0.3% of funded investment-grade exposure and 3.6% of funded non-investment-grade exposure.
(3)    Excludes $313 million of ACLL associated with delinquency-managed private bank exposures at March 31, 2021. Including those reserves and exposures, the total ACLL is 1.1% of total funded exposure, including 0.4% of funded investment-grade exposure and 3.6% of funded non-investment-grade exposure.

Non-Accrual Loans and Assets and Renegotiated Loans
For additional information on Citi’s non-accrual loans and assets and renegotiated loans, see “Non-Accrual Loans and Assets and Renegotiated Loans” in Citi’s 2020 Annual Report on Form 10-K.

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

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2021	2020	2020	2020	2020
Corporate non-accrual loans(1)(2)
North America	$1,566	$1,928	$2,018	$2,466	$1,138
EMEA	591	661	720	812	720
Latin America	739	719	609	585	447
Asia	210	219	237	153	179
Total corporate non-accrual loans	$3,106	$3,527	$3,584	$4,016	$2,484
Consumer non-accrual loans
North America	$961	$1,059	$934	$928	$926
Latin America	720	774	493	608	489
Asia(3)	303	308	263	293	284
Total consumer non-accrual loans	$1,984	$2,141	$1,690	$1,829	$1,699
Total non-accrual loans	$5,090	$5,668	$5,274	$5,845	$4,183
(1)Approximately 51%, 59%, 58%, 63% and 45% of Citi’s corporate non-accrual loans were performing at March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, respectively.
(2)The March 31, 2021 corporate non-accrual loans represented 0.79% of total corporate loans.
(3)    Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$3,527	$2,141	$5,668	$2,188	$1,816	$4,004
Additions	491	682	1,173	816	952	1,768
Sales and transfers to HFS	(1)	(58)	(59)	(1)	(20)	(21)
Returned to performing	(46)	(189)	(235)	(48)	(91)	(139)
Paydowns/settlements	(773)	(120)	(893)	(354)	(324)	(678)
Charge-offs	(75)	(445)	(520)	(91)	(327)	(418)
Other	(17)	(27)	(44)	(26)	(307)	(333)
Ending balance	$3,106	$1,984	$5,090	$2,484	$1,699	$4,183

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2021	2020	2020	2020	2020
OREO
North America	$14	$19	$22	$32	$35
EMEA	—	—	—	—	1
Latin America	10	7	8	6	6
Asia	19	17	12	6	8
Total OREO	$43	$43	$42	$44	$50
Non-accrual assets
Corporate non-accrual loans	$3,106	$3,527	$3,584	$4,016	$2,484
Consumer non-accrual loans	1,984	2,141	1,690	1,829	1,699
Non-accrual loans (NAL)	$5,090	$5,668	$5,274	$5,845	$4,183
OREO	$43	$43	$42	$44	$50
Non-accrual assets (NAA)	$5,133	$5,711	$5,316	$5,889	$4,233
NAL as a percentage of total loans	0.76%	0.84%	0.79%	0.85%	0.58%
NAA as a percentage of total assets	0.22	0.25	0.24	0.26	0.19
ACLL as a percentage of NAL(1)	425%	440%	501%	450%	487%

(1)The ACLL includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios).

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Mar. 31, 2021	Dec. 31, 2020
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$175	$193
Mortgage and real estate	56	60
Financial institutions	—	—
Other	31	30
Total	$262	$283
In offices outside the U.S.
Commercial and industrial(2)	$108	$132
Mortgage and real estate	27	32
Financial institutions	—	—
Other	4	3
Total	$139	$167
Total corporate renegotiated loans	$401	$450
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,808	$1,904
Cards	1,483	1,449
Installment and other	34	33
Total	$3,325	$3,386
In offices outside the U.S.
Mortgage and real estate	$357	$361
Cards	509	533
Installment and other	542	519
Total	$1,408	$1,413
Total consumer renegotiated loans	$4,733	$4,799
(1)Includes $372 million and $415 million of non-accrual loans included in the non-accrual loans table above at March 31, 2021 and December 31, 2020, respectively. The remaining loans are accruing interest.
(2)In addition to modifications reflected as TDRs at March 31, 2021 and December 31, 2020, Citi also modified none and $47 million, respectively, of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession or because the modifications qualified for exemptions from TDR accounting provided by the CARES Act or Interagency Guidance.
(3)Includes $864 million and $873 million of non-accrual loans included in the non-accrual loans table above at March 31, 2021 and December 31, 2020, respectively. The remaining loans were accruing interest.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors—Liquidity Risks” in Citi’s 2020 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
Available cash	$276.6	$304.3	$170.9	$3.0	$2.1	$3.1	$279.6	$306.4	$174.0
U.S. sovereign	85.0	77.8	92.1	67.7	64.8	34.7	152.7	142.6	126.8
U.S. agency/agency MBS	37.0	31.8	52.4	6.3	6.5	7.2	43.3	38.3	59.6
Foreign government debt(1)	43.6	39.6	66.3	13.7	16.2	12.7	57.3	55.8	78.9
Other investment grade	1.4	1.2	1.5	0.6	0.5	1.1	2.0	1.7	2.7
Total HQLA (AVG)	$443.6	$454.7	$383.2	$91.3	$90.1	$58.8	$534.8	$544.8	$442.0

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
(1)    Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Mexico, Hong Kong, South Korea and India.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities and any amounts in excess of these minimums that are assumed to be transferable to other entities within Citigroup. Citigroup’s HQLA decreased quarter-over-quarter, primarily reflecting a decrease in cash as Citi optimized its overall HQLA and deployed liquidity.
    As of March 31, 2021, Citigroup had approximately $957 billion of available liquidity resources to support client and business needs, including end-of-period HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within Citi’s HQLA to support Federal Home Loan Bank (FHLB) and Federal Reserve Bank discount window borrowing capacity.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
HQLA	$534.8	$544.8	$442.0
Net outflows	463.7	460.7	385.8
LCR	115%	118%	115%
HQLA in excess of net outflows	$71.1	$84.1	$56.2

Note: The amounts are presented on an average basis.

As of March 31, 2021, Citigroup’s average LCR decreased from the fourth quarter of 2020. The decrease was primarily driven by Citi’s deploying liquidity and optimizing its overall HQLA.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
As previously disclosed, in October 2020, the U.S. banking agencies adopted a final rule to assess the availability of a bank’s stable funding against a required level.
In general, a bank’s available stable funding will include portions of equity, deposits and long-term debt, while its required stable funding will be based on the liquidity characteristics of its assets, derivatives and commitments. The ratio of available stable funding to required stable funding will be required to be greater than 100%.
The final rule becomes effective beginning July 1, 2021, while public disclosure requirements to report the ratio will occur on a semi-annual basis beginning June 30, 2023. Citi expects to be in compliance with the final rule upon its effective date.

Loans
The table below details the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
Global Consumer Banking
North America	$174.4	$179.4	$193.3
Latin America	13.9	14.3	16.7
Asia(1)	83.4	82.4	80.3
Total	$271.7	$276.1	$290.3
Institutional Clients Group
Corporate lending	$138.0	$146.2	$159.9
Treasury and trade solutions (TTS)	67.9	67.1	73.1
Private bank	119.8	113.3	109.9
Markets and securities services and other	61.7	56.1	52.1
Total	$387.4	$382.7	$395.0
Total Corporate/Other	$6.9	$7.4	$9.4
Total Citigroup loans (AVG)	$666.0	$666.2	$694.7
Total Citigroup loans (EOP)	$666.0	$676.1	$721.0

(1)Includes loans in certain EMEA countries for all periods presented.

End-of-period loans declined 8% year-over-year and 1% quarter-over-quarter.
On an average basis, loans declined 4% year-over-year and were unchanged sequentially. Excluding the impact of FX translation, average loans declined 5% year-over-year and 1% sequentially. On this basis, average GCB loans declined 8% year-over-year, primarily reflecting higher payment rates given high levels of liquidity due to U.S. fiscal stimulus and the impact of lower customer spending, primarily in Citi’s cards businesses in Asia and Mexico.
Excluding the impact of FX translation, average ICG loans declined 3% year-over-year. Loans in corporate lending declined 15% on an average basis, reflecting net repayments as Citi continued to assist its clients in accessing the capital markets, as well as lower demand. Private bank loans increased 8%, largely driven by secured lending to high-net-worth clients, including residential real estate lending. TTS loans decreased 8%, reflecting weakness in underlying trade flows and the continued low level of spend in commercial cards driven by the impact of the pandemic.
Average Corporate/Other loans continued to decline (down 32%), driven by the wind-down of legacy assets.

Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
Global Consumer Banking(1)
North America	$197.0	$188.9	$161.3
Latin America	24.5	24.3	22.9
Asia(2)	123.8	120.0	105.9
Total	$345.3	$333.2	$290.1
Institutional Clients Group
Treasury and trade solutions (TTS)	$661.4	$686.5	$571.3
Banking ex-TTS	165.6	163.2	140.1
Markets and securities services	120.2	109.3	100.1
Total	$947.3	$959.0	$811.5
Corporate/Other	$11.4	$13.1	$12.9
Total Citigroup deposits (AVG)	$1,304.0	$1,305.3	$1,114.5
Total Citigroup deposits (EOP)	$1,301.0	$1,280.7	$1,184.9
(1)Reflects deposits within retail banking.
(2)Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 10% year-over-year and 2% sequentially.
On an average basis, deposits increased 17% year-over-year and were largely unchanged sequentially. Excluding the impact of FX translation, average deposits grew 15% from the prior-year period and declined 1% sequentially. The year-over-year increase reflected continued client engagement as well as the elevated level of liquidity in the financial system. On this basis, average deposits in GCB increased 18%, with strong growth across all regions.
Excluding the impact of FX translation, average deposits in ICG grew 15% year-over-year, primarily driven by growth in TTS, as well as continued growth in the private bank and securities services.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.9 years as of March 31, 2021, compared to 9.0 years as of the prior year and 8.6 years as of the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
Non-bank(1)
Benchmark debt:
Senior debt	$120.1	$126.2	$115.5
Subordinated debt	25.9	27.1	27.5
Trust preferred	1.7	1.7	1.7
Customer-related debt	66.2	65.2	51.7
Local country and other(2)	5.9	6.7	7.3
Total non-bank	$219.8	$226.9	$203.7
Bank
FHLB borrowings	$10.9	$10.9	$16.0
Securitizations(3)	12.8	16.6	20.8
Citibank benchmark senior debt	9.2	13.6	22.2
Local country and other(2)	3.6	3.7	3.4
Total bank	$36.5	$44.8	$62.4
Total long-term debt	$256.3	$271.7	$266.1
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of March 31, 2021, non-bank included $55.7 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries, as well as certain Citigroup consolidated hedging activities.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding decreased year-over-year, primarily driven by declines in unsecured benchmark senior debt, FHLB borrowings and securitizations at the bank, partially offset by the issuance of unsecured benchmark senior debt and customer-related debt at the non-bank entities. Sequentially, long-term debt outstanding decreased, driven primarily by declines in unsecured benchmark senior debt at the non-bank entities, as well as declines in unsecured benchmark senior debt and securitizations at the bank.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the first quarter of 2021, Citi redeemed or repurchased an aggregate of approximately $10.7 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q21		4Q20		1Q20
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$4.3	$2.5	$3.0	$2.5	$2.1	$7.6
Subordinated debt	—	—	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	8.6	12.2	6.3	7.4	6.4	7.9
Local country and other	1.4	0.5	1.6	0.2	0.4	0.2
Total non-bank	$14.3	$15.2	$10.9	$10.1	$8.9	$15.7
Bank
FHLB borrowings	$—	$—	$3.8	$—	$2.4	$12.9
Securitizations	3.7	—	0.1	0.3	0.1	—
Citibank benchmark senior debt	4.3	—	0.7	—	1.0	—
Local country and other	0.1	0.3	0.4	0.5	0.7	0.3
Total bank	$8.1	$0.3	$5.0	$0.8	$4.2	$13.2
Total	$22.4	$15.5	$15.9	$10.9	$13.1	$28.9

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2021, as well as its aggregate expected remaining long-term debt maturities by year as of March 31, 2021:

	1Q21	Maturities
In billions of dollars		2021	2022	2023	2024	2025	2026	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$4.3	$10.2	$11.5	$12.8	$11.2	$7.3	$18.8	$48.2	$120.1
Subordinated debt	—	—	0.8	1.3	1.1	5.2	2.6	15.0	25.9
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt	8.6	5.9	9.6	7.5	4.9	4.8	2.9	30.6	66.2
Local country and other	1.4	0.7	1.5	2.3	—	0.1	0.7	0.7	5.9
Total non-bank	$14.3	$16.8	$23.4	$23.9	$17.2	$17.4	$25.0	$96.2	$219.8
Bank
FHLB borrowings	$—	$5.7	$5.3	$—	$—	$—	$—	$—	$10.9
Securitizations	3.7	3.4	2.1	2.4	1.3	0.4	—	3.2	12.8
Citibank benchmark senior debt	4.3	—	2.5	4.0	—	2.7	—	—	9.2
Local country and other	0.1	0.8	1.4	0.2	0.6	0.1	0.1	0.3	3.6
Total bank	$8.1	$9.9	$11.3	$6.6	$1.9	$3.2	$0.1	$3.5	$36.5
Total long-term debt	$22.4	$26.7	$34.7	$30.5	$19.1	$20.6	$25.1	$99.7	$256.3

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
Secured funding of $219 billion as of March 31, 2021 declined 1% from the prior-year period and increased 10% sequentially. Excluding the impact of FX translation, secured funding declined 6% from the prior-year period and increased 12% sequentially, both driven by normal business activity. The average balance for secured funding was approximately $235 billion for the quarter ended March 31, 2021.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of March 31, 2021.
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

Short-Term Borrowings
Citi’s short-term borrowings of $32 billion decreased 42% year-over-year, primarily driven by a decline in FHLB advances. Sequentially, short-term borrowings increased by 9%, driven by customer-related debt issuance (see Note 16 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of March 31, 2021.

Ratings as of March 31, 2021

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
The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank of a hypothetical simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, judgments and uncertainties. Uncertainties include potential ratings limitations that certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior. For example, certain corporate customers and markets counterparties could re-evaluate their business relationships with Citi and limit transactions in certain contracts or market instruments with Citi. Changes in counterparty behavior could impact Citi’s funding and liquidity, as well as the results of operations of certain of its businesses. The actual impact to Citigroup or Citibank is unpredictable and may differ materially from the potential funding and liquidity impacts described below. For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors— Liquidity Risks” in Citi’s 2020 Annual Report on Form 10-K.

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of March 31, 2021, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $1.5 billion, compared to $0.6 billion as of December 31, 2020. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of March 31, 2021, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.5 billion, compared to $0.4 billion as of December 31, 2020. Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely impacted.
In total, as of March 31, 2021, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $1.9 billion, compared to $1.0 billion as of December 31, 2020 (see also Note 19 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of March 31, 2021, Citibank had liquidity commitments of approximately $10.0 billion to consolidated asset-backed commercial paper conduits, unchanged from the prior quarter (for additional information, see Note 18 to the Consolidated Financial Statements).
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

MARKET RISK

Market risk emanates from both Citi’s trading and non-trading portfolios. For additional information on market risk and market risk management at Citi, see “Market Risk” and “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K.

Market Risk of Non-Trading Portfolios
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$102	$373	$(142)
All other currencies	636	683	660
Total	$738	$1,056	$518
As a percentage of average interest-earning assets	0.03%	0.05%	0.03%
Estimated initial negative impact to AOCI (after-tax)(2)	$(5,395)	$(5,645)	$(5,746)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(32)	(34)	(34)

(1)Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(9) million for a 100 bps instantaneous increase in interest rates as of March 31, 2021.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

As shown in the table above, Citi decreased its net interest revenue exposure due to an increase in interest rates. The decrease was predominantly in U.S. dollar exposure, which was $102 million as of March 31, 2021, primarily driven by an increase in investment securities.
The relatively small quarterly change in the estimated impact to AOCI primarily reflected a continuation of the positioning strategy of Citi Treasury’s investment securities and related interest rate derivatives portfolio. In the event of a parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in stockholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of March 31, 2021, Citi expects that the negative $5.4 billion impact to AOCI in such a scenario could potentially be offset over approximately 35 months.

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

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$102	$167	$64	$(264)	$(549)
All other currencies	636	594	37	(37)	(391)
Total	$738	$761	$101	$(301)	$(940)
Estimated initial impact to AOCI (after-tax)(1)	$(5,395)	$(3,356)	$(2,361)	$1,843	$3,301
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(32)	(20)	(15)	11	16
Note: Each scenario assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year rate are interpolated.
(1)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of March 31, 2021, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.8 billion, or 1.1%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro and Indian rupee.
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

	For the quarter ended
In millions of dollars, except as otherwise noted	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
Change in FX spot rate(1)	(2.3)%	5.5%	(9.2)%
Change in TCE due to FX translation, net of hedges	$(1,030)	$1,829	$(3,201)
As a percentage of TCE	(0.7)%	1.2%	(2.1)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(1)	2	(5)

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	1st Qtr.		4th Qtr.		1st Qtr.		Change
In millions of dollars, except as otherwise noted	2021		2020		2020		1Q21 vs. 1Q20
Interest revenue(1)	$12,587		$13,095		$17,185		(27)%
Interest expense(2)	2,368		2,564		5,647		(58)
Net interest revenue, taxable equivalent basis	$10,219		$10,531		$11,538		(11)%
Interest revenue—average rate(3)	2.41%		2.48%		3.69%		(128)	bps
Interest expense—average rate	0.56		0.60		1.49		(93)	bps
Net interest margin(3)(4)	1.95		2.00		2.48		(53)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.13%		0.15%		1.08%		(95)	bps
10-year U.S. Treasury note—average rate	1.34		0.86		1.37		(3)	bps
10-year vs. two-year spread	121	bps	71	bps	29	bps
Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S.
(1)Net interest revenue includes the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $53 million, $48 million and $46 million for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)Citi’s net interest margin (NIM) is calculated by dividing net interest revenue by average interest-earning assets.

Non-ICG Markets Net Interest Revenue

	1st Qtr.	4th Qtr.	1st Qtr.	Change
In millions of dollars	2021	2020	2020	1Q21 vs. 1Q20
Net interest revenue (NIR)—taxable equivalent basis(1) per above	$10,219	$10,531	$11,538	(11)%
ICG Markets NIR—taxable equivalent basis(1)	1,334	1,348	1,182	13
Non-ICG Markets NIR—taxable equivalent basis(1)	$8,885	$9,183	$10,356	(14)%

(1)Net interest revenue includes the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $53 million, $48 million and $46 million for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

Citi’s net interest revenue (NIR) in the first quarter of 2021 decreased 12% to $10.2 billion versus the prior-year period. Citi’s NIR on a taxable equivalent basis decreased 11% (as set forth in the table above). Excluding the impact of FX translation, this NIR declined year-over-year by approximately $1.4 billion, as a decline of approximately $1.5 billion in non-ICG Markets NIR was partially offset by a $140 million increase in ICG Markets (fixed income markets and equity markets) NIR. The decrease in non-ICG Markets NIR primarily reflected the impact of lower interest rates and lower loan balances in the consumer businesses as well as the impact of one fewer day versus last year. The increase in ICG Markets NIR largely reflected a change in the mix of trading positions in support of client activity.
Citi’s NIM was 1.95% on a taxable equivalent basis in the first quarter of 2021, a decrease of 5 basis points from the prior quarter, primarily reflecting the lower NIR, partially offset by Citi Treasury actions and balance sheet optimization.
Citi’s ICG Markets NIR and non-ICG Markets NIR are non-GAAP financial measures.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

Quarterly—Assets	Average volume			Interest revenue			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2021	2020	2020	2021	2020	2020	2021	2020	2020
Deposits with banks(4)	$307,340	$334,056	$207,130	$145	$126	$527	0.19%	0.15%	1.02%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$163,790	$158,013	$141,351	$117	$126	$749	0.29%	0.32%	2.13%
In offices outside the U.S.(4)	142,591	140,628	127,549	177	196	459	0.50	0.55	1.45
Total	$306,381	$298,641	$268,900	$294	$322	$1,208	0.39%	0.43%	1.81%
Trading account assets(6)(7)
In U.S. offices	$154,798	$147,080	$130,138	$752	$835	$975	1.97%	2.26%	3.01%
In offices outside the U.S.(4)	153,019	148,317	122,320	586	571	619	1.55	1.53	2.04
Total	$307,817	$295,397	$252,458	$1,338	$1,406	$1,594	1.76%	1.89%	2.54%
Investments
In U.S. offices
Taxable	$295,570	$282,847	$238,298	$806	$801	$1,158	1.11%	1.13%	1.95%
Exempt from U.S. income tax	12,902	13,300	14,170	118	91	109	3.71	2.72	3.09
In offices outside the U.S.(4)	149,477	146,221	128,867	856	873	1,038	2.32	2.38	3.24
Total	$457,949	$442,368	$381,335	$1,780	$1,765	$2,305	1.58%	1.59%	2.43%
Loans (net of unearned income)(8)
In U.S. offices	$379,956	$383,623	$403,558	$6,042	$6,334	$7,318	6.45%	6.57%	7.29%
In offices outside the U.S.(4)	286,014	282,606	291,117	2,891	3,055	3,950	4.10	4.30	5.46
Total	$665,970	$666,229	$694,675	$8,933	$9,389	$11,268	5.44%	5.61%	6.52%
Other interest-earning assets(9)	$76,091	$62,587	$68,737	$97	$87	$283	0.52%	0.55%	1.66%
Total interest-earning assets	$2,121,548	$2,099,278	$1,873,235	$12,587	$13,095	$17,185	2.41%	2.48%	3.69%
Non-interest-earning assets(6)	$195,245	$200,002	$206,819
Total assets	$2,316,793	$2,299,280	$2,080,054
(1)Net interest revenue includes the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $53 million, $48 million and $46 million for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
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
(8)Includes cash-basis loans.
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

Quarterly—Liabilities	Average volume			Interest expense			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2021	2020	2020	2021	2020	2020	2021	2020	2020
Deposits
In U.S. offices(4)	$505,694	$516,844	$427,957	$531	$606	$1,360	0.43%	0.47%	1.28%
In offices outside the U.S.(5)	568,133	564,257	506,494	521	555	1,254	0.37	0.39	1.00
Total	$1,073,827	$1,081,101	$934,451	$1,052	$1,161	$2,614	0.40%	0.43%	1.13%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$146,942	$138,118	$128,499	$171	$166	$718	0.47%	0.48%	2.25%
In offices outside the U.S.(5)	88,321	89,139	70,011	82	81	367	0.38	0.36	2.11
Total	$235,263	$227,257	$198,510	$253	$247	$1,085	0.44%	0.43%	2.20%
Trading account liabilities(7)(8)
In U.S. offices	$51,797	$41,271	$36,453	$22	$44	$138	0.17%	0.42%	1.52%
In offices outside the U.S.(5)	65,567	54,204	48,047	92	78	101	0.57	0.57	0.85
Total	$117,364	$95,475	$84,500	$114	$122	$239	0.39%	0.51%	1.14%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$72,414	$69,785	$86,710	$—	$6	$326	—%	0.03%	1.51%
In offices outside the U.S.(5)	20,930	18,768	19,850	31	12	58	0.60	0.25	1.18
Total	$93,344	$88,553	$106,560	$31	$18	$384	0.13%	0.08%	1.45%
Long-term debt(10)
In U.S. offices	$201,491	$217,148	$198,006	$905	$1,016	$1,318	1.82%	1.86%	2.68%
In offices outside the U.S.(5)	4,773	3,810	4,186	13	—	7	1.10	—	0.67
Total	$206,264	$220,958	$202,192	$918	$1,016	$1,325	1.80%	1.83%	2.64%
Total interest-bearing liabilities	$1,726,062	$1,713,344	$1,526,213	$2,368	$2,564	$5,647	0.56%	0.60%	1.49%
Demand deposits in U.S. offices	$56,632	$33,739	$26,709
Other non-interest-bearing liabilities(7)	333,113	355,944	333,293
Total liabilities	$2,115,807	$2,103,027	$1,886,215
Citigroup stockholders’ equity	$200,301	$195,584	$193,198
Noncontrolling interests	685	669	641
Total equity	$200,986	$196,253	$193,839
Total liabilities and stockholders’ equity	$2,316,793	$2,299,280	$2,080,054
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,231,795	$1,231,902	$1,077,873	$6,335	$6,477	$7,001	2.09%	2.09%	2.61%
In offices outside the U.S.(6)	889,753	867,376	795,362	3,884	4,054	4,537	1.77	1.86	2.29
Total	$2,121,548	$2,099,278	$1,873,235	$10,219	$10,531	$11,538	1.95%	2.00%	2.48%
(1)Net interest revenue includes the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 21%) of $53 million, $48 million and $46 million for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
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
(11)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	1Q21 vs. 4Q20			1Q21 vs. 1Q20
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$(11)	$30	$19	$178	$(560)	$(382)
Securities borrowed and purchased under agreements to resell
In U.S. offices	$4	$(13)	$(9)	$103	$(735)	$(632)
In offices outside the U.S.(3)	3	(22)	(19)	49	(331)	(282)
Total	$7	$(35)	$(28)	$152	$(1,066)	$(914)
Trading account assets(4)
In U.S. offices	$42	$(125)	$(83)	$162	$(385)	$(223)
In offices outside the U.S.(3)	18	(3)	15	136	(169)	(33)
Total	$60	$(128)	$(68)	$298	$(554)	$(256)
Investments(1)
In U.S. offices	$37	$(5)	$32	$241	$(584)	$(343)
In offices outside the U.S.(3)	19	(36)	(17)	149	(331)	(182)
Total	$56	$(41)	$15	$390	$(915)	$(525)
Loans (net of unearned income)(5)
In U.S. offices	$(60)	$(232)	$(292)	$(411)	$(865)	$(1,276)
In offices outside the U.S.(3)	36	(200)	(164)	(68)	(991)	(1,059)
Total	$(24)	$(432)	$(456)	$(479)	$(1,856)	$(2,335)
Other interest-earning assets(6)	$18	$(8)	$10	$27	$(213)	$(186)
Total interest revenue	$106	$(614)	$(508)	$566	$(5,164)	$(4,598)
(1)The taxable equivalent adjustments primarily related to the tax-exempt bond portfolio, based on the U.S. federal statutory tax rate of 21% in 2021 and 2020, are included in this presentation.
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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	1Q21 vs. 4Q20			1Q21 vs. 1Q20
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$(13)	$(62)	$(75)	$212	$(1,041)	$(829)
In offices outside the U.S.(3)	4	(38)	(34)	137	(870)	(733)
Total	$(9)	$(100)	$(109)	$349	$(1,911)	$(1,562)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$11	$(6)	$5	$90	$(637)	$(547)
In offices outside the U.S.(3)	(1)	2	1	77	(362)	(285)
Total	$10	$(4)	$6	$167	$(999)	$(832)
Trading account liabilities(4)
In U.S. offices	$9	$(31)	$(22)	$42	$(158)	$(116)
In offices outside the U.S.(3)	16	(2)	14	30	(39)	(9)
Total	$25	$(33)	$(8)	$72	$(197)	$(125)
Short-term borrowings and other interest-bearing liabilities(5)
In U.S. offices	$—	$(6)	$(6)	$(46)	$(280)	$(326)
In offices outside the U.S.(3)	2	17	19	3	(30)	(27)
Total	$2	$11	$13	$(43)	$(310)	$(353)
Long-term debt
In U.S. offices	$(71)	$(40)	$(111)	$23	$(436)	$(413)
In offices outside the U.S.(3)	—	13	13	1	5	6
Total	$(71)	$(27)	$(98)	$24	$(431)	$(407)
Total interest expense	$(43)	$(153)	$(196)	$569	$(3,848)	$(3,279)
Net interest revenue	$151	$(463)	$(312)	$(3)	$(1,316)	$(1,319)
(1)The taxable equivalent adjustments primarily related to the tax-exempt bond portfolio, based on the U.S. federal statutory tax rate of 21% in 2021 and 2020, are included in this presentation.
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
(5)Includes Brokerage payables.

Market Risk of Trading Portfolios

Value at Risk (VAR)
As of March 31, 2021, Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility, and estimates that the conservative features of the VAR calibration contribute an approximate 34% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of December 31, 2020, the add-on was 32%.
As set forth in the table below, Citi’s average trading VAR increased to $102 million at March 31, 2021 from $93 million at December 31, 2020, mainly due to an increase in foreign exchange and commodity exposures in ICG’s Markets businesses, while average trading and credit portfolio VAR declined to $123 million from $126 million due to a reduction in market volatility.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		First Quarter		Fourth Quarter		First Quarter
In millions of dollars	March 31, 2021	2021 Average	Dec. 31, 2020	2020 Average	March 31, 2020	2020 Average
Interest rate	$68	$66	$72	$64	$78	$38
Credit spread	67	72	70	73	157	55
Covariance adjustment(1)	(43)	(43)	(51)	(47)	(55)	(26)
Fully diversified interest rate and credit spread(2)	$92	$95	$91	$90	$180	$67
Foreign exchange	45	45	40	33	29	21
Equity	37	30	31	32	92	37
Commodity	30	29	17	21	45	16
Covariance adjustment(1)	(105)	(97)	(85)	(83)	(155)	(66)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$99	$102	$94	$93	$191	$75
Specific risk-only component(3)	$(2)	$5	$(1)	$3	$(16)	$7
Total trading VAR—general market risk factors only (excluding credit portfolios)	$101	$97	$95	$90	$207	$68
Incremental impact of the credit portfolio(4)	$28	$21	$29	$33	$217	$44
Total trading and credit portfolio VAR	$127	$123	$123	$126	$408	$119

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	First Quarter		Fourth Quarter		First Quarter
	2021		2020		2020
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$51	$84	$40	$89	$28	$78
Credit spread	63	82	63	78	36	162
Fully diversified interest rate and credit spread	$86	$106	$80	$106	$44	$180
Foreign exchange	41	49	27	40	14	32
Equity	21	37	26	41	13	141
Commodity	17	42	15	29	12	45
Total trading	$89	$120	$77	$112	$47	$191
Total trading and credit portfolio	108	139	115	135	58	414
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Mar. 31, 2021
Total—all market risk factors, including general and specific risk
Average—during quarter	$104
High—during quarter	123
Low—during quarter	90

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
As of March 31, 2021, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months.

STRATEGIC RISK
For additional information regarding strategic risk, including Citi’s management of strategic risk, see “Managing Global Risk—Strategic Risk” in Citi’s 2020 Annual Report on Form 10-K.

LIBOR Transition Risk
Citi has continued its efforts to transition away from LIBOR, including implementing its LIBOR transition action plans and associated roadmaps under its key workstreams, as well as working with clients, regulators and various industry groups such as the Alternative Reference Rates Committee (ARRC). In addition, Citi has been monitoring regulatory, legislative and market developments regarding LIBOR transition, including the following:
•In March 2021, following the completion of its consultation, the ICE Benchmark Administration, the authorized LIBOR administrator, notified the U.K. Financial Conduct Authority of its intention to cease publication of GBP, EUR, CHF and JPY LIBOR settings for all tenors, as well as USD LIBOR settings for one-week and two-month tenors after December 31, 2021, while the publication of USD LIBOR settings for overnight and one-, three-, six- and 12-month tenors would cease after June 30, 2023.
•In April 2021, New York State legislation addressing USD LIBOR discontinuance became effective. The legislation addresses the transition away from USD LIBOR for legacy contracts that are governed by New York law and that lack fallback provisions or contain fallback provisions that are based in any way on USD LIBOR. Upon USD LIBOR’s permanent discontinuance, USD LIBOR in such contracts will be replaced with a rate based on SOFR plus a spread adjustment by operation of law.

For additional information about Citi’s actions to address a transition away from and discontinuance of LIBOR, see “Managing Global Risk—Strategic Risk—LIBOR Transition Risk” in Citi’s 2020 Annual Report on Form 10-K. For information about Citi’s LIBOR transition risks, see “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of March 31, 2021. (Including the U.S, the total exposure as of March 31, 2021 to the top 25 countries would represent approximately 96% of Citi’s exposure to all countries.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 35% of corporate loans presented in the table below are to U.K. domiciled entities (38% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 82% of the total U.K. funded loans and 84% of the total U.K. unfunded commitments were investment grade as of March 31, 2021.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 1Q21	Total as of 4Q20	Total as of 1Q20	Total as a % of Citi as of 1Q21
United Kingdom	$45.4	$—	$1.7	$54.9	$16.7	$(6.4)	$4.7	$(1.7)	$115.3	$115.2	$118.9	6.5%
Mexico	13.9	13.4	0.3	8.2	3.9	(0.9)	19.1	4.3	62.2	64.5	56.9	3.5
Hong Kong	20.4	13.5	0.3	7.2	2.5	(6.5)	8.7	1.7	47.8	49.0	49.3	2.7
Ireland	12.3	—	0.7	30.0	0.5	(0.1)	—	0.7	44.1	43.9	40.5	2.5
Singapore	14.5	13.6	0.1	6.2	1.9	(3.5)	7.0	1.7	41.5	45.8	44.6	2.4
South Korea	3.3	17.8	0.1	2.4	1.3	(0.8)	10.6	0.3	35.0	35.8	33.5	2.0
India	6.9	4.1	1.0	6.3	2.2	(0.5)	9.1	0.5	29.6	31.4	30.2	1.7
Germany	0.3	—	0.2	6.2	5.0	(3.9)	9.9	8.1	25.8	24.4	21.5	1.5
Brazil	11.0	—	—	2.8	3.4	(0.6)	4.1	3.0	23.7	26.2	26.2	1.3
Australia	4.8	9.3	—	6.7	1.5	(0.7)	1.4	0.1	23.1	21.7	22.6	1.3
China	8.5	3.5	0.6	3.7	1.1	(0.5)	5.5	(1.3)	21.1	21.8	21.5	1.2
Japan	2.0	—	0.1	3.2	4.8	(1.9)	5.4	5.3	18.9	21.8	20.5	1.1
Taiwan	5.5	8.3	0.2	1.2	0.7	(0.1)	0.2	1.0	17.0	17.3	16.6	1.0
Canada	2.0	0.5	0.1	7.6	2.4	(1.1)	4.2	0.4	16.1	17.8	18.2	0.9
Jersey	7.1	—	0.1	7.2	—	(0.4)	—	—	14.0	13.4	11.7	0.8
United Arab Emirates	7.0	1.3	—	3.7	0.3	(0.4)	1.7	(0.1)	13.5	12.4	14.2	0.8
Poland	3.6	1.8	—	2.7	0.2	(0.1)	2.6	0.6	11.4	15.0	14.7	0.6
Malaysia	1.5	3.6	0.1	0.8	0.2	—	1.6	0.6	8.4	8.3	8.6	0.5
Thailand	0.9	2.8	—	2.2	—	—	1.5	—	7.4	8.0	7.3	0.4
Indonesia	2.1	0.6	—	1.3	0.3	(0.1)	1.7	0.2	6.1	6.0	5.3	0.3
Luxembourg	0.8	—	—	—	0.5	(1.0)	5.0	0.2	5.5	5.1	6.1	0.3
Cayman Islands	—	—	—	—	0.1	(0.8)	5.1	0.7	5.1	2.1	3.1	0.3
Russia	2.0	0.8	—	0.9	0.1	(0.1)	1.5	(0.1)	5.1	5.2	5.1	0.3
Czech Republic	0.8	—	—	0.7	2.2	—	0.7	0.1	4.5	4.3	3.3	0.3
Philippines	0.7	1.3	0.1	0.5	—	—	1.7	(0.2)	4.1	4.5	5.0	0.2
Total as a % of Citi’s total exposure												34.4%
Total as a % of Citi’s non-U.S. total exposure												91.2%

(1)    ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of March 31, 2021, private bank loans in the table above totaled $33.5 billion, concentrated in Hong Kong ($10 billion), the U.K. ($8.5 billion) and Singapore ($7.3 billion).
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

Argentina
Citi operates in Argentina through its ICG businesses. As of March 31, 2021, Citi’s net investment in its Argentine operations was approximately $1.1 billion. Citi uses the U.S. dollar as the functional currency for its operations in Argentina because the Argentine economy is considered highly inflationary under U.S. GAAP.
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
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of March 31, 2021, the international NDF market had very limited liquidity, resulting in Citi’s being unable to economically hedge nearly all of its Argentine peso exposure. As a result, and to the extent that Citi does not execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net Argentine peso‐denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate allowances for credit losses on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for such risks under U.S. GAAP as of March 31, 2021. However, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures. For additional information on emerging markets risks, see “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

This section contains a summary of Citi’s most significant accounting policies. Note 1 to the Consolidated Financial Statements in Citigroup’s 2020 Annual Report on Form 10-K contains a summary of all of Citigroup’s significant accounting policies. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Operational Risks” in Citigroup’s 2020 Annual Report on Form 10-K). Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Citigroup Board of Directors.

Valuations of Financial Instruments
Citigroup holds debt and equity securities, derivatives, retained interests in securitizations, investments in private equity and other financial instruments. A substantial portion of these assets and liabilities is reflected at fair value on Citi’s Consolidated Balance Sheet as Trading account assets, Available-for-sale securities and Trading account liabilities.
Citi purchases securities under agreements to resell (reverse repos or resale agreements) and sells securities under agreements to repurchase (repos), a substantial portion of which is carried at fair value. In addition, certain loans, short-term borrowings, long-term debt and deposits, as well as certain securities borrowed and loaned positions that are collateralized with cash, are carried at fair value. Citigroup holds its investments, trading assets and liabilities, and resale and repurchase agreements on Citi’s Consolidated Balance Sheet to meet customer needs and to manage liquidity needs, interest rate risks and private equity investing.
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
The fair value of financial instruments incorporates the effects of Citi’s own credit risk and the market view of counterparty credit risk, the quantification of which is also complex and judgmental. For additional information on Citi’s fair value analysis, see Notes 6, 20 and 21 to the Consolidated Financial Statements in this Form 10-Q and Note 1 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

Citi’s Allowance for Credit Losses (ACL)
The table below shows Citi’s ACL during the first quarter of 2021. For information on the drivers of Citi’s ACL release in the first quarter, see below. For additional information on Citi’s accounting policy on accounting for credit losses under CECL, see Note 1 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2020	1Q21 build (release)	1Q21 FX/Other	Balance Mar. 31, 2021	ACLL/EOP loans Mar. 31, 2021(1)
Cards(1)	$16,805	$(1,523)	$(42)	$15,240	10.72%
All other GCB	2,419	(283)	(42)	2,094
Global Consumer Banking	$19,224	$(1,806)	$(84)	$17,334	6.47%
Institutional Clients Group	5,402	(1,312)	(6)	4,084	1.06
Corporate/Other	330	(109)	(1)	220
Allowance for credit losses on loans (ACLL)	$24,956	$(3,227)	$(91)	$21,638	3.29%
Allowance for credit losses on unfunded lending commitments (ACLUC)	2,655	(626)	(17)	2,012
Other	146	1	(1)	146
Total ACL	$27,757	$(3,852)	$(109)	$23,796

(1)    As of March 31, 2021, in North America GCB, Citi-branded cards ACLL/EOP loans was 9.8% and Citi retail services ACLL/EOP loans was 13.4%.

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
The ACL is composed of quantitative and qualitative components. For the quantitative component, Citi uses a forward-looking base macroeconomic forecast that is complemented by a qualitative management adjustment component. As further discussed below, this qualitative component reflects (i) economic uncertainty related to an alternative downside scenario, (ii) loss adjustments for concentration and collateral, and (iii) specific adjustments based on the associated portfolio for estimating the ACL, including adjustments that reflect the current uncertainty around the estimated impact of the pandemic on credit loss estimates.

Quantitative Component
Citi estimates expected credit losses for its quantitative component based on (i) its comprehensive internal history and system of credit risk ratings, (ii) rating and score agency information regarding default rates and loss data, including internal data on the severity of losses in the event of default, and (iii) a reasonable and supportable forecast of future macroeconomic conditions.
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
Default frequency, risk ratings, loss recovery rates, size and diversity of individual large credits and ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account. Changes in these estimates could have a direct impact on Citi’s credit costs and the allowance in any period.

Qualitative Management Adjustment Component
The qualitative management adjustment component considers, among other things, the uncertainty of forward-looking economic scenarios based on the likelihood and severity of downside scenarios, certain portfolio characteristics and concentrations, collateral coverage, model limitations, idiosyncratic events and other relevant criteria under banking supervisory guidance for the ACL. The qualitative management adjustment also reflects the current uncertainty around the estimated impact of the pandemic on credit loss estimates.

1Q21 Combined Quantitative and Qualitative Components
In the first quarter of 2021, Citi (i) released $1.9 billion of the ACL for its consumer portfolios and (ii) released $1.9 billion of the ACL for its corporate portfolios. Consumer and corporate ACLs were impacted by improvements in both macroeconomic conditions for the quantitative base scenario and the qualitative management adjustment associated with an alternative downside scenario, which incorporated a lower severity and likelihood. This release was partially offset by an increase in other qualitative adjustments related to ongoing uncertainty due to the pandemic, with focus on the collectability of consumer balances associated with borrowers who may be participating in non-Citi forbearance or rent moratorium programs.
The extent of the pandemic’s ultimate impact on Citi’s ACL will depend on, among other things, (i) how consumers respond to the conclusion of government stimulus and assistance programs; (ii) the impact on unemployment; (iii) the timing and extent of the economic recovery; (iv) the severity and duration of any resurgence of COVID-19; (v) the rate of distribution and administration of vaccines; and (vi) the extent of any market volatility. Citi believes its analysis of the ACL reflects the forward view of the economic analysis as of March 31, 2021, based on its latest available base macroeconomic forecast.

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
The tables below show these macroeconomic variables used in determining Citi’s 1Q20, 2Q20, 3Q20, 4Q20 and 1Q21 consumer and corporate ACLs, comparing Citi’s forecasted 2Q21, 4Q21 and 2Q22 quarterly average U.S. unemployment rate and Citi’s forecasted 2021, 2022 and 2023 year-over-year U.S. Real GDP growth rate:

	Quarterly average
U.S. unemployment	2Q21	4Q21	2Q22	13-quarter average(1)
Citi forecast at 1Q20	6.7%	6.5%	6.1%	6.1%
Citi forecast at 2Q20	7.2	5.9	5.7	7.2
Citi forecast at 3Q20	7.6	6.4	6.1	6.6
Citi forecast at 4Q20	7.0	6.3	6.1	6.1
Citi forecast at 1Q21	5.6	4.9	4.1	4.3

(1)    Represents the average unemployment rate for the rolling, forward-looking 13 quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. Real GDP	2021	2022	2023
Citi forecast at 1Q20	1.5%	1.9%	1.9%
Citi forecast at 2Q20	5.5	3.3	2.1
Citi forecast at 3Q20	3.3	2.8	2.6
Citi forecast at 4Q20	3.7	2.7	2.6
Citi forecast at 1Q21	6.2	4.1	1.9

(1)    The year-over-year growth rate is the percentage change in the Real (inflation adjusted) GDP level.

Under the base macroeconomic forecast as of 1Q21, U.S. GDP growth is expected to remain strong in 2021 and 2022 and the unemployment rate is expected to continue to improve as the U.S. moves past the peak of the pandemic-related health and economic crisis.

Consumer
As discussed above, Citi’s total consumer ACL release (including Corporate/Other) of $1.9 billion in the first quarter of 2021 reduced the ACL balance to $17.6 billion, or 6.41% of total consumer loans at March 31, 2021. The release was primarily driven by the improved macroeconomic forecast for the first quarter, as well as a decrease in loan volumes. Citi’s consumer ACL is largely driven by the cards businesses.
For cards, including Citi’s international businesses, the level of reserves relative to EOP loans decreased to 10.72% at March 31, 2021, compared to 10.98% at December 31, 2020, primarily due to the improved base macroeconomic forecast for the first quarter of 2021. For the remaining consumer exposures, the level of reserves relative to EOP loans decreased slightly to 1.8% at March 31, 2021, compared to 2.0% at December 31, 2020.

Corporate
Citi’s corporate ACLL release of $1.3 billion in the first quarter of 2021 reduced the ACLL reserve balance to $4.1 billion, or 1.06% of total funded loans, and was primarily driven by the improved macroeconomic forecast scenario for the first quarter, as well as modest improvements in portfolio credit quality.
The ACLUC release of $0.6 billion in the first quarter of 2021 decreased the total corporate ACLUC reserve balance included in Other liabilities to $2.0 billion at March 31, 2021.

ACLL and Non-accrual Ratios
At March 31, 2021, the ratio of the allowance for credit losses to total funded loans was 3.29% (6.41% for consumer loans and 1.06% for corporate loans), compared to 3.73% at December 31, 2020 (6.77% for consumer loans and 1.42% for corporate loans).
Citi’s total non-accrual loans were $5.1 billion at March 31, 2021, down $578 million from December 31, 2020. Consumer non-accrual loans decreased $157 million to $2.0 billion at March 31, 2021 from $2.1 billion at December 31, 2020, while corporate non-accrual loans decreased $421 million to $3.1 billion at March 31, 2021 from $3.5 billion at December 31, 2020. In addition, the ratio of non-accrual loans to total corporate loans was 0.79%, and 0.72% of non-accrual loans to total consumer loans, at March 31, 2021.

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
For a further description of the ACL and related accounts, see Notes 1 and 14 to the Consolidated Financial Statements.
For a discussion of the adoption of the CECL accounting pronouncement, see Note 1 to the Consolidated Financial Statements.

Goodwill
Citi tests goodwill for impairment annually as of July 1 (the annual test) and through interim assessments between annual tests if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit or a significant decline in Citi’s stock price.
Citi performed the annual test as of July 1, 2020. The fair values of the Company’s reporting units as a percentage of their carrying values ranged from approximately 115% to 136%, resulting in no impairment. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the current environment continues to evolve due to the COVID-19 pandemic. Deterioration in business performance or macroeconomic and market conditions, including potential adverse effects to economic forecasts due to the severity and duration of the pandemic, as well as the responses of governments, customers and clients, could negatively influence the assumptions used in the valuations, in particular, the discount and growth rates used in the net income projections. If the future were to differ from management’s best estimate of key economic assumptions and associated cash flows were to decrease, Citi could potentially experience material goodwill impairment charges in the future. See Note 15 to the Consolidated Financial Statements for a further discussion on goodwill.
Litigation Accruals
See the discussion in Note 23 to the Consolidated Financial Statements for information regarding Citi’s policies on establishing accruals for litigation and regulatory contingencies.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 9 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
At March 31, 2021, Citigroup had recorded net DTAs of approximately $24.2 billion, a decrease of $0.6 billion from December 31, 2020, primarily driven by the $3.9 billion ACL release, partially offset by losses in Other comprehensive income.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	March 31, 2021	December 31, 2020
Total U.S.	$21.4	$22.2
Total foreign	2.8	2.6
Total	$24.2	$24.8

Of Citi’s total net DTAs of $24.2 billion as of March 31, 2021, $9.8 billion (primarily relating to net operating losses, foreign tax credit (FTC) and general business credit carry-forwards, which were largely unchanged in the current quarter) was deducted in calculating Citi’s regulatory capital. Net DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter ended March 31, 2021, Citi did not have any such DTAs. Accordingly, the remaining $14.4 billion of net DTAs as of March 31, 2021 was not deducted in calculating regulatory capital pursuant to Basel III standards and was appropriately risk weighted under those rules.

DTA Realizability
Citi believes that the realization of the recognized net DTAs of $24.2 billion at March 31, 2021 is more-likely-than-not based upon management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).
In the second quarter of 2021, as part of the normal planning process, Citi will update its forecasts of operating income and its foreign source income forecast. These updates could affect Citi’s valuation allowance against FTC carry-forwards.

Effective Tax Rate
Citi’s reported effective tax rate for the first quarter of 2021 was approximately 23%. This compares to an effective tax rate of approximately 19% in the first quarter of 2020. The higher rate in the quarter reflected the increase in pretax earnings.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citi had no reportable activities pursuant to Section 219 for the first quarter of 2021.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations above and in Citi’s 2020 Annual Report on Form 10-K and other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

•    rapidly evolving challenges and uncertainties related to the COVID-19 pandemic in the U.S. and globally, including the duration and further spread of the coronavirus; the potential for new variants of the virus; timely development, production and distribution of effective vaccines; the public response; government actions; any delay or weakness in the economic recovery or any future economic downturn; and the potential impact on Citi’s businesses and overall results of operations and financial condition;
•    the potential impact on Citi’s ability to return capital to common shareholders consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements, including the Stress Capital Buffer, Citi’s results of operations and financial condition, forecasts of macroeconomic conditions, regulatory evaluations of Citi’s ability to maintain an effective capital management framework and Citi’s effectiveness in managing and calculating its risk-weighted assets, and the Supplementary Leverage Ratio and GSIB surcharge, whether due to the impact of the pandemic, the results of the CCAR process and regulatory stress tests or otherwise;
•    the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential fiscal, monetary, regulatory, corporate and other income tax and other changes due to the new U.S. presidential administration, regulatory leadership and Congress or in response to the pandemic; potential changes to various aspects of the regulatory capital framework; the future legislative and regulatory framework resulting from the U.K.’s exit from the European Union, including with respect to financial services; and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, business planning and compliance risks and costs;
•    Citi’s ability to achieve its projected or expected results from its continued investments and efficiency initiatives, such as deepening client relationships, revenue growth, expense management and transformation of its infrastructure, risk management and controls, as part of Citi’s overall strategy to meet operational and financial objectives, including as a result of factors that Citi cannot control;
•    Citi’s ability to achieve its objectives from the refresh of its strategy, including those related to its Global Wealth business and the plans to pursue exits of consumer businesses in 13 markets in Asia and EMEA, which may not be as productive or effective as Citi expects and could result in losses, charges or other negative financial or strategic impacts;
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
•    the potential impact to Citi if its interpretation or application of the complex income and non-income based tax laws to which it is subject, such as the Tax Cuts and Jobs Act (Tax Reform), withholding, stamp, service and other non-income taxes, differs from those of the relevant governmental taxing authorities, including as a result of litigation or examinations regarding non-income based tax matters;
•    the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations of hedges on foreign investments, foreign currency volatility, sovereign volatility, election outcomes, regulatory changes and political events; foreign exchange controls, limitations on foreign investment, sociopolitical instability (including from hyperinflation), fraud, nationalization or loss of licenses; business restrictions, sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; confiscation of assets, as well as U.S. regulators imposing mandatory loan loss or other reserve requirements on Citi; and higher compliance and regulatory risks and costs;
•    the potential impact from a deterioration in or failure to maintain Citi’s co-branding or private label credit card relationships, due to, among other things, the general economic environment, declining sales and revenues, partner store closures, government-imposed restrictions, reduced air and business travel or other operational difficulties of the retailer or merchant, termination of a particular relationship; or other factors, such as bankruptcies, liquidations, restructurings, consolidations or other similar events, whether due to the impact of the pandemic or otherwise;
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
•    the potential impact to Citi from climate change, including both physical and transition risks as well as higher regulatory, compliance and reputational risks and costs;
•    the potential impact to Citi’s businesses, and results of operations and financial condition, as well as its macroeconomic outlook, due to macroeconomic, geopolitical and other challenges and uncertainties and volatilities, including, among others, governmental fiscal and monetary actions or expected actions, such as changes in interest rate policies and any program implemented to change the size of central bank balance sheets; geopolitical tensions and conflicts; protracted or widespread trade tensions; natural disasters; additional pandemics; and election outcomes;
•    the potential impact to Citi from a failure in or disruption of its operational processes or systems, including as a result of, among other things, human error, such as processing errors, fraud or malice, accidental system or technological failure, electrical or telecommunication outages or failure of or cyber incidents involving computer servers or infrastructure or other similar losses or damage to Citi’s property or assets, or failures by third parties, as well as disruptions in the operations of Citi’s clients, customers or other third parties;
•    the increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others, including Citi and third parties with which it does business, that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems; and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
•    the potential impact of changes to, or the application of incorrect, assumptions, judgments or estimates in Citi’s financial statements, including estimates of Citi’s ACL, which depends on its CECL models and assumptions and forecasted macroeconomic conditions and management adjustments; reserves related to litigation, regulatory and tax matters exposures; valuation of DTAs; and fair value of certain assets and liabilities, such as goodwill or any other asset for impairment;
•    the financial impact from reclassification of any foreign currency translation adjustment (CTA) component of AOCI, including related hedges and taxes, into Citi’s earnings, due to the sale or substantial liquidation of any foreign entity, such as those related to its legacy businesses, whether due to Citi’s evaluation or refresh of its strategy or otherwise;
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
•    the potential impact of credit risk and concentrations of risk on Citi’s results of operations, whether due to a default of or deterioration involving consumer, corporate or public sector borrowers or other counterparties in the U.S. or in various countries and jurisdictions globally, including from indemnification obligations in connection with various transactions, such as hedging or reinsurance arrangements related to those obligations, whether due to the pandemic or otherwise;
•    the potential impact on Citi’s liquidity and/or costs of funding as a result of external factors, including, among others, the competitive environment for deposits, general disruptions in the financial markets, governmental fiscal and monetary policies, regulatory changes or negative investor perceptions of Citi’s creditworthiness, unexpected increases in cash or collateral requirements and the inability to monetize available liquidity resources, whether due to the pandemic or otherwise;
•    the impact of a ratings downgrade of Citi or one or more of its more significant subsidiaries or issuing entities on Citi’s funding and liquidity as well as operations of certain of its businesses;
•    the potential impact to Citi of ongoing interpretation and implementation of regulatory and legislative requirements and changes in the U.S. and globally, as well as heightened regulatory scrutiny and expectations for large financial institutions and their employees and agents, with respect to, among other things, governance, infrastructure, data and risk management practices and controls, including the impact on Citi’s compliance, regulatory and other risks and costs, such as increased regulatory oversight and restrictions, enforcement proceedings, penalties and fines; and
•    the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries, to which Citi is or may be subject at any given time, such as the previously disclosed October 2020 FRB and OCC consent orders, particularly given the increased focus by regulators on risk and controls, such as risk management, compliance, data quality management and governance and internal controls, and policies and procedures; as well as the transformative efforts to remediate deficiencies on a timely and sufficient basis and increased expenses for such remediation efforts, together with the heightened scrutiny and expectations generally from regulators, and the severity of the remedies sought by regulators, such as civil money penalties, supervisory or enforcement orders, business restrictions, limitations on dividends and changes to directors and/or officers, and potential collateral consequences to Citi arising from such outcomes.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2021	2020
Revenues
Interest revenue	$12,534	$17,139
Interest expense	2,368	5,647
Net interest revenue	$10,166	$11,492
Commissions and fees	$3,670	$3,021
Principal transactions	3,913	5,261
Administration and other fiduciary fees	961	854
Realized gains on sales of investments, net	401	432
Impairment losses on investments:
Impairment losses on investments and other assets	(69)	(55)
Provision for credit losses on AFS debt securities(1)	—	—
Net impairment losses recognized in earnings	$(69)	$(55)
Other revenue (loss)	$285	$(274)
Total non-interest revenues	$9,161	$9,239
Total revenues, net of interest expense	$19,327	$20,731
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$(1,479)	$6,377
Provision for credit losses on held-to-maturity (HTM) debt securities	(11)	6
Provision for credit losses on other assets	9	(4)
Policyholder benefits and claims	52	24
Provision for credit losses on unfunded lending commitments	(626)	557
Total provisions for credit losses and for benefits and claims	$(2,055)	$6,960
Operating expenses
Compensation and benefits	$6,001	$5,654
Premises and equipment	576	565
Technology/communication	1,852	1,723
Advertising and marketing	270	328
Other operating	2,374	2,373
Total operating expenses	$11,073	$10,643
Income from continuing operations before income taxes	$10,309	$3,128
Provision for income taxes	2,332	580
Income from continuing operations	$7,977	$2,548
Discontinued operations
Loss from discontinued operations	$(2)	$(18)
Benefit for income taxes	—	—
Income (loss) from discontinued operations, net of taxes	$(2)	$(18)
Net income before attribution of noncontrolling interests	$7,975	$2,530
Noncontrolling interests	33	(6)
Citigroup’s net income	$7,942	$2,536
Basic earnings per share(2)
Income from continuing operations	$3.64	$1.07
Income from discontinued operations, net of taxes	—	(0.01)
Net income	$3.64	$1.06
Weighted average common shares outstanding (in millions)	2,082.0	2,097.9
Diluted earnings per share(2)
Income from continuing operations	$3.62	$1.06
Income (loss) from discontinued operations, net of taxes	—	(0.01)
Net income	$3.62	$1.06
Adjusted weighted average common shares outstanding (in millions)	2,096.6	2,113.7

(1)    In accordance with ASC 326.
(2)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2021	2020
Citigroup’s net income	$7,942	$2,536
Add: Citigroup’s other comprehensive income(1)
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$(1,785)	$3,128
Net change in debt valuation adjustment (DVA), net of taxes(2)	(42)	3,140
Net change in cash flow hedges, net of taxes	(556)	1,897
Benefit plans liability adjustment, net of taxes	714	(286)
Net change in foreign currency translation adjustment, net of taxes and hedges	(1,274)	(4,109)
Net change in excluded component of fair value hedges, net of taxes	(10)	27
Citigroup’s total other comprehensive income (loss)	$(2,953)	$3,797
Citigroup’s total comprehensive income	$4,989	$6,333
Add: Other comprehensive loss attributable to noncontrolling interests	$(58)	$(51)
Add: Net income (loss) attributable to noncontrolling interests	33	(6)
Total comprehensive income	$4,964	$6,276
(1)See Note 17 to the Consolidated Financial Statements.
(2)See Note 20 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	March 31,
	2021	December 31,
In millions of dollars	(Unaudited)	2020
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,204	$26,349
Deposits with banks, net of allowance	298,478	283,266
Securities borrowed and purchased under agreements to resell (including $198,908 and $185,204 as of March 31, 2021 and December 31, 2020, respectively, at fair value), net of allowance	315,072	294,712
Brokerage receivables, net of allowance	60,465	44,806
Trading account assets (including $175,125 and $168,967 pledged to creditors at March 31, 2021 and December 31, 2020, respectively)	360,659	375,079
Investments:
Available-for-sale debt securities (including $6,740 and $5,921 pledged to creditors as of March 31, 2021 and December 31, 2020, respectively), net of allowance	304,036	335,084
Held-to-maturity debt securities (including $1,031 and $547 pledged to creditors as of March 31, 2021 and December 31, 2020, respectively), net of allowance	161,742	104,943
Equity securities (including $784 and $1,066 at fair value as of March 31, 2021 and December 31, 2020, respectively)	7,181	7,332
Total investments	$472,959	$447,359
Loans:
Consumer (including $15 and $14 as of March 31, 2021 and December 31, 2020, respectively, at fair value)	274,034	288,839
Corporate (including $7,510 and $6,840 as of March 31, 2021 and December 31, 2020, respectively, at fair value)	391,954	387,044
Loans, net of unearned income	$665,988	$675,883
Allowance for credit losses on loans (ACLL)	(21,638)	(24,956)
Total loans, net	$644,350	$650,927
Goodwill	21,905	22,162
Intangible assets (including MSRs of $433 and $336 as of March 31, 2021 and December 31, 2020, respectively, at fair value)	4,741	4,747
Other assets (including $10,175 and $14,613 as of March 31, 2021 and December 31, 2020, respectively, at fair value), net of allowance	109,433	110,683
Total assets	$2,314,266	$2,260,090

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

	March 31,
	2021	December 31,
In millions of dollars	(Unaudited)	2020
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$156	$281
Trading account assets	7,659	8,104
Investments	903	837
Loans, net of unearned income
Consumer	34,514	37,561
Corporate	16,789	17,027
Loans, net of unearned income	$51,303	$54,588
Allowance for credit losses on loans (ACLL)	(3,416)	(3,794)
Total loans, net	$47,887	$50,794
Other assets	51	43
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$56,656	$60,059
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2021	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2020
Liabilities
Non-interest-bearing deposits in U.S. offices	$138,192	$126,942
Interest-bearing deposits in U.S. offices (including $962 and $879 as of March 31, 2021 and December 31, 2020, respectively, at fair value)	497,335	503,213
Non-interest-bearing deposits in offices outside the U.S.	101,662	100,543
Interest-bearing deposits in offices outside the U.S. (including $2,178 and $1,079 as of March 31, 2021 and December 31, 2020, respectively, at fair value)	563,786	549,973
Total deposits	$1,300,975	$1,280,671
Securities loaned and sold under agreements to repurchase (including $68,713 and $60,206 as of March 31, 2021 and December 31, 2020, respectively, at fair value)	219,168	199,525
Brokerage payables	60,907	50,484
Trading account liabilities	179,117	168,027
Short-term borrowings (including $7,406 and $4,683 as of March 31, 2021 and December 31, 2020, respectively, at fair value)	32,087	29,514
Long-term debt (including $68,071 and $67,063 as of March 31, 2021 and December 31, 2020, respectively, at fair value)	256,335	271,686
Other liabilities (including $2,675 and $6,835 as of March 31, 2021 and December 31, 2020, respectively, at fair value), including allowance	62,404	59,983
Total liabilities	$2,110,993	$2,059,890
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of March 31, 2021—811,200 and as of December 31, 2020—779,200, at aggregate liquidation value	$20,280	$19,480
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of March 31, 2021—3,099,690,888 and as of December 31, 2020—3,099,763,661	31	31
Additional paid-in capital	107,694	107,846
Retained earnings	174,816	168,272
Treasury stock, at cost: March 31, 2021—1,032,643,369 shares and December 31, 2020—1,017,674,452 shares	(65,261)	(64,129)
Accumulated other comprehensive income (loss) (AOCI)	(35,011)	(32,058)
Total Citigroup stockholders’ equity	$202,549	$199,442
Noncontrolling interests	724	758
Total equity	$203,273	$200,200
Total liabilities and equity	$2,314,266	$2,260,090

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

	March 31,
	2021	December 31,
In millions of dollars	(Unaudited)	2020
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$9,344	$9,278
Long-term debt	15,699	20,405
Other liabilities	384	463
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$25,427	$30,146
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars	2021	2020
Preferred stock at aggregate liquidation value
Balance, beginning of period	$19,480	$17,980
Issuance of new preferred stock	2,300	1,500
Redemption of preferred stock	(1,500)	(1,500)
Balance, end of period	$20,280	$17,980
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$107,877	$107,871
Employee benefit plans	(175)	(292)
Preferred stock issuance costs (new issuances, net of reclassifications to retained earnings for redemptions)	23	2
Other	—	—
Balance, end of period	$107,725	$107,581
Retained earnings
Balance, beginning of period	$168,272	$165,369
Adjustments to opening balance, net of taxes(1)
Financial instruments—credit losses (CECL adoption)	—	(3,076)
Variable post-charge-off third-party collection costs	—	330
Adjusted balance, beginning of period	$168,272	$162,623
Citigroup’s net income	7,942	2,536
Common dividends(2)	(1,074)	(1,081)
Preferred dividends	(292)	(291)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(32)	(5)
Balance, end of period	$174,816	$163,782
Treasury stock, at cost
Balance, beginning of period	$(64,129)	$(61,660)
Employee benefit plans(3)	468	438
Treasury stock acquired(4)	(1,600)	(2,925)
Balance, end of period	$(65,261)	$(64,147)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(32,058)	$(36,318)
Citigroup’s total other comprehensive income	(2,953)	3,797
Balance, end of period	$(35,011)	$(32,521)
Total Citigroup common stockholders’ equity	$182,269	$174,695
Total Citigroup stockholders’ equity	$202,549	$192,675
Noncontrolling interests
Balance, beginning of period	$758	$704
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	(6)
Transactions between Citigroup and the noncontrolling-interest shareholders	—	—
Net income attributable to noncontrolling-interest shareholders	33	(6)
Distributions paid to noncontrolling-interest shareholders	—	—
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(58)	(51)
Other	(9)	10
Net change in noncontrolling interests	$(34)	$(53)
Balance, end of period	$724	$651
Total equity	$203,273	$193,326

(1)    See Note 1 to the Consolidated Financial Statements for additional details.

(2)    Common dividends declared were $0.51 per share in both of the first quarters of 2021 and 2020.
(3)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors-approved common share repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2021	2020
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$7,975	$2,530
Net income attributable to noncontrolling interests	33	(6)
Citigroup’s net income	$7,942	$2,536
Loss from discontinued operations, net of taxes	(2)	(18)
Income from continuing operations—excluding noncontrolling interests	$7,944	$2,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Depreciation and amortization	962	927
Provisions for credit losses on loans and unfunded lending commitments	(2,105)	6,934
Realized gains from sales of investments	(401)	(432)
Impairment losses on investments and other assets	69	55
Change in trading account assets	14,405	(88,875)
Change in trading account liabilities	11,090	44,101
Change in brokerage receivables net of brokerage payables	(5,236)	(2,931)
Change in loans HFS	1,561	(1,393)
Change in other assets	(383)	(3,123)
Change in other liabilities	3,047	1,605
Other, net	(7,755)	15,045
Total adjustments	$15,254	$(28,087)
Net cash provided by (used in) operating activities of continuing operations	$23,198	$(25,533)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(20,360)	$(11,214)
Change in loans	9,933	(26,743)
Proceeds from sales and securitizations of loans	323	596
Purchases of investments	(111,187)	(108,658)
Proceeds from sales of investments	46,049	44,399
Proceeds from maturities of investments	35,088	29,203
Capital expenditures on premises and equipment and capitalized software	(830)	(460)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	10	2
Other, net	40	18
Net cash used in investing activities of continuing operations	$(40,934)	$(72,857)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,356)	$(1,365)
Issuance of preferred stock	2,300	1,500
Redemption of preferred stock	(1,500)	(1,500)
Treasury stock acquired	(1,481)	(2,925)
Stock tendered for payment of withholding taxes	(312)	(406)
Change in securities loaned and sold under agreements to repurchase	19,643	55,985
Issuance of long-term debt	15,516	28,927
Payments and redemptions of long-term debt	(22,432)	(13,081)
Change in deposits	20,304	114,321
Change in short-term borrowings	2,573	9,902

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Three Months Ended March 31,
In millions of dollars	2021	2020
Net cash provided by financing activities of continuing operations	$33,255	$191,358
Effect of exchange rate changes on cash and due from banks	$(452)	$(967)
Change in cash, due from banks and deposits with banks	15,067	92,001
Cash, due from banks and deposits with banks at beginning of period	309,615	193,919
Cash, due from banks and deposits with banks at end of period	$324,682	$285,920
Cash and due from banks (including segregated cash and other deposits)	$26,204	$23,755
Deposits with banks, net of allowance	298,478	262,165
Cash, due from banks and deposits with banks at end of period	$324,682	$285,920
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$950	$1,441
Cash paid during the period for interest	1,729	5,424
Non-cash investing activities(1)
Transfers to loans HFS (Other assets) from loans	$636	$224

(1)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 22 to the Consolidated Financial Statements for more information and balances as of March 31, 2021.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Annual Report on Form 10-K).
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
Certain reclassifications and updates have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to the Consolidated Financial Statements in Citigroup’s 2020 Annual Report on Form 10-K for a summary of all of Citigroup’s significant accounting policies.

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

Accounting for Variable Post-Charge-Off Third-Party Collection Costs
In the fourth quarter of 2020, Citi revised the 2020 second quarter accounting conclusion for its variable post-charge-off third-party collection costs from a “change in accounting estimate effected by a change in accounting principle” to a “change in accounting principle,” which required an adjustment to January 1, 2020 opening retained earnings, rather than 2020 net income. As a result, Citi’s full-year and quarterly results for 2020 were revised to reflect this change as if it were effective as of January 1, 2020, as follows:
•An increase to beginning retained earnings on January 1, 2020 of $330 million and a decrease of $443 million in the allowance for credit losses on loans, as well as a $113 million decrease in other assets related to income taxes.
•A decrease of $18 million to provisions for credit losses on loans in the first quarter and increases of $339 million and $122 million to provisions for credit losses on loans in the second and third quarters, respectively.
•Increases in operating expenses of $49 million and $45 million with a corresponding decrease in net credit losses, in the first and second quarters, respectively.

In making these revisions, Citi considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections; ASC Topic 270, Interim Reporting; ASC Topic 250-S99-1, Assessing Materiality; and ASC Topic 250-S99-23, Accounting Changes Not Retroactively Applied Due to Immateriality, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Citi believes that the effects of the revisions were not material to any previously reported quarterly or annual period.

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
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that the scope of the initial accounting relief issued by the FASB in March 2020 includes derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform (commonly referred to as the “discounting transition”). The amendments do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022 and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The ASU was adopted by Citi on a full retrospective basis upon issuance and did not impact financial results in 2020.

FUTURE ACCOUNTING CHANGES

Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the existing recognition, measurement, presentation and disclosures for long-duration contracts issued by an insurance entity. Specifically, the guidance (i) improves the timeliness of recognizing changes in the liability for future policy benefits and prescribes the rate used to discount future cash flows for long-duration insurance contracts, (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (iii) simplifies the amortization of deferred acquisition costs and (iv) introduces additional quantitative and qualitative disclosures. Citi has certain insurance subsidiaries, primarily in Mexico, that issue long-duration insurance contracts that will be impacted by the requirements of ASU 2018-12.
The effective date of ASU 2018-12 was deferred for all insurance entities by ASU 2019-09, Finance Services—Insurance: Effective Date (issued in October 2019) and by ASU 2020-11, Financial Services—Insurance: Effective Date and Early Application (issued November 2020). Citi plans to adopt the targeted improvements in ASU 2018-12 on January 1, 2023 and is currently evaluating the impact of the standard on its insurance subsidiaries. Citi does not expect a material impact to its results of operations as a result of adopting the standard.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

The Company’s results from Discontinued operations consisted of residual activities related to previously divested operations. All Discontinued operations results are recorded within Corporate/Other.
The following table summarizes financial information for all Discontinued operations:

	Three Months Ended March 31,
In millions of dollars	2021	2020
Total revenues, net of interest expense	$—	$—
Loss from discontinued operations(1)	$(2)	$(18)
Benefit for income taxes	—	—
Income (loss) from discontinued operations, net of taxes	$(2)	$(18)

(1)Amounts in each period relate to the sale of the Egg Banking business in 2011.

Cash flows from Discontinued operations were not material for the periods presented.
As of March 31, 2021, Citi did not have any definitive sales transactions related to its recently announced intention to pursue exits of its consumer franchises in 13 markets across Asia and EMEA. In addition, Citi did not have any significant disposals to report as of March 31, 2021.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the following business segments: Global Consumer Banking (GCB) and Institutional Clients Group (ICG). In addition, Corporate/Other includes activities not assigned to a specific business segment, as well as certain North America legacy loan portfolios, discontinued operations and other legacy assets.
Beginning in the first quarter of 2021, Citi changed its allocation for certain recurring expenses that are attributable to the business segments from Corporate/Other to GCB and ICG. These expenses include incremental investments related to risk and controls, technology capabilities and information security initiatives, as well as some incremental spend related to pandemic remediation. This change had no impact to earnings before interest and taxes at the Citi level, and given that these expenses were immaterial, the change is not reflected retrospectively. Citi’s consolidated results remained unchanged for all periods presented.
For additional information regarding Citigroup’s business segments, see Note 3 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Three Months Ended March 31,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2021	2020	2021	2020	2021	2020	March 31, 2021	December 31, 2020
Global Consumer Banking	$7,037	$8,174	$658	$(266)	$2,174	$(741)	$439	$434
Institutional Clients Group	12,220	12,484	1,736	1,044	5,972	3,626	1,776	1,730
Corporate/Other	70	73	(62)	(198)	(169)	(337)	99	96
Total	$19,327	$20,731	$2,332	$580	$7,977	$2,548	$2,314	$2,260
(1)     Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $9.3 billion and $10.2 billion; in EMEA of $3.7 billion and $3.5 billion; in Latin America of $2.1 billion and $2.6 billion; and in Asia of $4.1 billion and $4.4 billion for the three months ended March 31, 2021 and 2020, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.
(2)     Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $(0.2) billion and $4.8 billion; in the ICG results of $(1.8) billion and $2.0 billion; and in the Corporate/Other results of $(0.1) billion and $0.2 billion for the three months ended March 31, 2021 and 2020, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2021	2020
Interest revenue
Loan interest, including fees	$8,909	$11,250
Deposits with banks	145	527
Securities borrowed and purchased under agreements to resell	294	1,208
Investments, including dividends	1,752	2,281
Trading account assets(1)	1,337	1,590
Other interest-bearing assets	97	283
Total interest revenue	$12,534	$17,139
Interest expense
Deposits(2)	$1,052	$2,614
Securities loaned and sold under agreements to repurchase	253	1,085
Trading account liabilities(1)	114	239
Short-term borrowings and other interest-bearing liabilities	31	384
Long-term debt	918	1,325
Total interest expense	$2,368	$5,647
Net interest revenue	$10,166	$11,492
Provision for credit losses on loans	(1,479)	6,377
Net interest revenue after provision for credit losses on loans	$11,645	$5,115
(1)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(2)Includes deposit insurance fees and charges of $340 million and $225 million for the three months ended March 31, 2021 and 2020, respectively.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

For additional information on Citi’s commissions and fees, and administration and other fiduciary fees, see Note 5 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

The following tables present Commissions and fees revenue:

	Three Months Ended March 31,
	2021
In millions of dollars	ICG	GCB	Corporate/Other	Total
Investment banking	$1,624	$—	$—	$1,624
Brokerage commissions	615	327	—	942
Credit- and bank-card income
Interchange fees	158	1,906	—	2,064
Card-related loan fees	5	177	—	182
Card rewards and partner payments(1)	(75)	(2,096)	—	(2,171)
Deposit-related fees(2)	244	85	—	329
Transactional service fees	241	24	—	265
Corporate finance(3)	158	—	—	158
Insurance distribution revenue	5	130	—	135
Insurance premiums	—	20	—	20
Loan servicing	12	7	4	23
Other	41	58	—	99
Total commissions and fees(4)	$3,028	$638	$4	$3,670

	Three Months Ended March 31,
	2020
In millions of dollars	ICG	GCB	Corporate/Other	Total
Investment banking	$1,040	$—	$—	$1,040
Brokerage commissions	577	249	—	826
Credit- and bank-card income
Interchange fees	261	1,917	—	2,178
Card-related loan fees	11	166	—	177
Card rewards and partner payments(1)	(149)	(2,093)	—	(2,242)
Deposit-related fees(2)	233	115	—	348
Transactional service fees	227	24	—	251
Corporate finance(3)	146	—	—	146
Insurance distribution revenue	4	125	—	129
Insurance premiums	—	43	—	43
Loan servicing	20	11	8	39
Other	30	56	—	86
Total commissions and fees(4)	$2,400	$613	$8	$3,021
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
(2)Includes overdraft fees of $24 million and $31 million for the three months ended March 31, 2021 and 2020, respectively. Overdraft fees are accounted for under ASC 310.
(3)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.

(4)Commissions and fees includes $(1,749) million and $(1,802) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended March 31, 2021 and 2020, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

The following table presents Administration and other fiduciary fees revenue:

	Three Months Ended March 31,
	2021
In millions of dollars	ICG	GCB	Corporate/Other	Total
Custody fees	$451	$6	$—	$457
Fiduciary fees	192	167	—	359
Guarantee fees	142	2	1	145
Total administration and other fiduciary fees(1)	$785	$175	$1	$961

	Three Months Ended March 31,
	2020
In millions of dollars	ICG	GCB	Corporate/Other	Total
Custody fees	$366	$8	$15	$389
Fiduciary fees	172	156	—	328
Guarantee fees	134	2	1	137
Total administration and other fiduciary fees(1)	$672	$166	$16	$854
(1)    Administration and other fiduciary fees includes $145 million and $136 million for the three months ended March 31, 2021 and 2020, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These amounts include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended March 31,
In millions of dollars	2021	2020
Interest rate risks(1)	$1,433	$1,838
Foreign exchange risks(2)	962	1,066
Equity risks(3)	845	819
Commodity and other risks(4)	200	395
Credit products and risks(5)	473	1,143
Total	$3,913	$5,261
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

7. INCENTIVE PLANS
For additional information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

8. RETIREMENT BENEFITS
For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Benefits earned during the period	$—	$—	$39	$37	$—	$—	$2	$2
Interest cost on benefit obligation	82	106	62	64	3	5	25	24
Expected return on assets	(182)	(208)	(61)	(65)	(4)	(5)	(22)	(20)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(1)	(1)	(2)	—	(2)	(2)
Net actuarial loss	62	56	18	17	—	—	5	5
Total net (benefit) expense	$(37)	$(45)	$57	$52	$(3)	$—	$8	$9

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Three Months Ended March 31, 2021
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$13,815	$8,629	$559	$1,390
Plans measured annually	(25)	(2,248)	—	(277)
Projected benefit obligation at beginning of year—Significant Plans	$13,790	$6,381	$559	$1,113
Benefits earned during the period	—	23	—	1
Interest cost on benefit obligation	$82	$52	3	22
Actuarial gain(1)	(849)	(428)	(31)	(123)
Benefits paid, net of participants’ contributions and government subsidy	$(216)	$(84)	(9)	(18)
Foreign exchange impact and other	—	(135)	—	(28)
Projected benefit obligation at period end—Significant Plans	$12,807	$5,809	$522	$967
Change in plan assets
Plan assets at fair value at beginning of year	$13,309	$7,831	$331	$1,146
Plans measured annually	—	(1,500)	—	(8)
Plan assets at fair value at beginning of year—Significant Plans	$13,309	$6,331	$331	$1,138
Actual return on plan assets	(232)	(230)	(4)	4
Company contributions, net of reimbursements	13	18	5	—
Benefits paid, net of participants’ contributions and government subsidy	(216)	(84)	(9)	(18)
Foreign exchange impact and other	—	(108)	—	(30)
Plan assets at fair value at period end—Significant Plans	$12,874	$5,927	$323	$1,094
Funded status of the Significant Plans
Qualified plans(2)	$730	$118	$(199)	$127
Nonqualified plans(3)	(663)	—	—	—
Funded status of the plans at period end—Significant Plans	$67	$118	$(199)	$127
Net amount recognized at period end
Benefit asset	$730	$705	$—	$127
Benefit liability	(663)	(587)	(199)	—
Net amount recognized on the balance sheet—Significant Plans	$67	$118	$(199)	$127
Amounts recognized in AOCI at period end
Prior service benefit	$—	$1	$99	$55
Net actuarial (loss) gain	(6,627)	(1,043)	78	(221)
Net amount recognized in equity (pretax)—Significant Plans	$(6,627)	$(1,042)	$177	$(166)
Accumulated benefit obligation at period end—Significant Plans	$12,804	$5,211	$522	$967
(1)During 2021, the actuarial gain is primarily due to the increase in global discount rates.
(2)The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2021 and no minimum required funding is expected for 2021.
(3)The nonqualified plans of the Company are unfunded.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post-employment plans:

In millions of dollars	Three Months Ended March 31, 2021	For Year Ended December 31, 2020
Beginning of period balance, net of tax(1)(2)	$(6,864)	$(6,809)
Actuarial assumptions changes and plan experience	1,430	(1,464)
Net asset (loss) gain due to difference between actual and expected returns	(718)	1,076
Net amortization	81	318
Prior service credit	—	108
Curtailment/settlement loss(3)	—	(8)
Foreign exchange impact and other	114	(108)
Change in deferred taxes, net	(193)	23
Change, net of tax	$714	$(55)
End of period balance, net of tax(1)(2)	$(6,150)	$(6,864)

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

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020
U.S. plans
Qualified pension	2.45%	2.55%
Nonqualified pension	2.35	2.50
Postretirement	2.20	2.35
Non-U.S. plans
Pension	0.05-8.15	0.05-8.55
Weighted average	3.60	3.74
Postretirement	8.55	9.00

The discount rates utilized at period end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2020
U.S. plans
Qualified pension	3.10%	2.45%	3.20%
Nonqualified pension	3.00	2.35	3.25
Postretirement	2.85	2.20	3.20
Non-U.S. plans
Pension	0.25-9.30	0.05-8.15	0.45-9.45
Weighted average	3.59	3.60	4.38
Postretirement	9.70	8.55	9.75

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended March 31, 2021
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$9	$(15)
Non-U.S. plans	—	5
Postretirement
U.S. plans	—	(1)
Non-U.S. plans	(3)	3

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first three months of 2021.
The following table summarizes the Company’s actual contributions for the three months ended March 31, 2021 and 2020, as well as expected Company contributions for the remainder of 2021 and the actual contributions made in 2020:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Company contributions(2) for the three months ended March 31	$14	$14	$37	$37	$5	$—	$2	$2
Company contributions (reimbursements) made during the remainder of the year	—	42	—	121	—	(15)	—	7
Company contributions expected to be made during the remainder of the year	43	—	114	—	5	—	6	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended March 31,
In millions of dollars	2021	2020
U.S. plans	$105	$101
Non-U.S. plans	92	76

Post Employment Plans
The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended March 31,
In millions of dollars	2021	2020
Non-service-related expense	$5	$5
Total net expense	$5	$5

9.  EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2021	2020
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$7,977	$2,548
Less: Noncontrolling interests from continuing operations	33	(6)
Net income from continuing operations (for EPS purposes)	$7,944	$2,554
Loss from discontinued operations, net of taxes	(2)	(18)
Citigroup’s net income	$7,942	$2,536
Less: Preferred dividends(1)	292	291
Net income available to common shareholders	$7,650	$2,245
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	66	21
Net income allocated to common shareholders for basic EPS	$7,584	$2,224
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,082.0	2,097.9
Basic earnings per share(2)
Income from continuing operations	$3.64	$1.07
Discontinued operations	—	(0.01)
Net income per share—basic	$3.64	$1.06
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$7,584	$2,224
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	7	7
Net income allocated to common shareholders for diluted EPS	$7,591	$2,231
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,082.0	2,097.9
Effect of dilutive securities
Options(3)	0.1	0.1
Other employee plans	14.5	15.7
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(4)	2,096.6	2,113.7
Diluted earnings per share(2)
Income from continuing operations	$3.62	$1.06
Discontinued operations	—	(0.01)
Net income per share—diluted	$3.62	$1.06
(1)On April 1, 2021, Citi declared preferred dividends of approximately $253 million for the second quarter of 2021. During the first quarter of 2021, Citi redeemed all of its 41.4 million Series S preferred shares for $1.035 billion and 465,000 shares of its Series R preferred shares for $465 million; in February, Citi also issued 2.3 million of Series X preferred shares for $2.3 billion. On April 16, 2021, Citi announced that it will be redeeming all of its 1.25 million Series Q preferred shares for $1.25 billion and 1.035 million shares of its Series R preferred shares for $1.035 billion. As of May 5, 2021, Citi estimates it will distribute preferred dividends of approximately $266 million and $228 million in the third and fourth quarters of 2021, respectively, subject to such dividends being declared by the Citi Board of Directors.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the first quarter of 2021 and 2020, no significant options to purchase shares of common stock were outstanding.
(4)    Due to rounding, weighted-average common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to weighted-average common shares outstanding applicable to diluted EPS.

10. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 11 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2021	December 31, 2020
Securities purchased under agreements to resell	$220,276	$204,655
Deposits paid for securities borrowed	94,801	90,067
Total, net(1)	$315,077	$294,722
Allowance for credit losses on securities purchased and borrowed(2)	(5)	(10)
Total, net of allowance	$315,072	$294,712

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2021	December 31, 2020
Securities sold under agreements to repurchase	$198,029	$181,194
Deposits received for securities loaned	21,139	18,331
Total, net(1)	$219,168	$199,525

(1)    The above tables do not include securities-for-securities lending transactions of $2.7 billion and $6.8 billion at March 31, 2021 and December 31, 2020, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of March 31, 2021
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$336,164	$115,888	$220,276	$184,850	$35,426
Deposits paid for securities borrowed	106,008	11,207	94,801	20,754	74,047
Total	$442,172	$127,095	$315,077	$205,604	$109,473

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$313,917	$115,888	$198,029	$102,256	$95,773
Deposits received for securities loaned	32,346	11,207	21,139	11,085	10,054
Total	$346,263	$127,095	$219,168	$113,341	$105,827

	As of December 31, 2020
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$362,025	$157,370	$204,655	$159,232	$45,423
Deposits paid for securities borrowed	96,425	6,358	90,067	13,474	76,593
Total	$458,450	$163,728	$294,722	$172,706	$122,016

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$338,564	$157,370	$181,194	$95,563	$85,631
Deposits received for securities loaned	24,689	6,358	18,331	7,982	10,349
Total	$363,253	$163,728	$199,525	$103,545	$95,980
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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of March 31, 2021
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$154,646	$74,302	$39,859	$45,110	$313,917
Deposits received for securities loaned	22,498	1,265	2,730	5,853	32,346
Total	$177,144	$75,567	$42,589	$50,963	$346,263

	As of December 31, 2020
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$160,754	$98,226	$41,679	$37,905	$338,564
Deposits received for securities loaned	17,038	3	2,770	4,878	24,689
Total	$177,792	$98,229	$44,449	$42,783	$363,253

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of March 31, 2021
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$106,286	$—	$106,286
State and municipal securities	636	—	636
Foreign government securities	118,501	1,909	120,410
Corporate bonds	21,778	148	21,926
Equity securities	22,651	30,136	52,787
Mortgage-backed securities	36,336	—	36,336
Asset-backed securities	2,501	—	2,501
Other	5,228	153	5,381
Total	$313,917	$32,346	$346,263

	As of December 31, 2020
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$112,437	$—	$112,437
State and municipal securities	664	2	666
Foreign government securities	130,017	194	130,211
Corporate bonds	20,149	78	20,227
Equity securities	21,497	24,149	45,646
Mortgage-backed securities	45,566	—	45,566
Asset-backed securities	3,307	—	3,307
Other	4,927	266	5,193
Total	$338,564	$24,689	$363,253

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	March 31, 2021	December 31, 2020
Receivables from customers	$25,661	$18,097
Receivables from brokers, dealers and clearing organizations	34,804	26,709
Total brokerage receivables(1)	$60,465	$44,806
Payables to customers	$45,065	$39,319
Payables to brokers, dealers and clearing organizations	15,842	11,165
Total brokerage payables(1)	$60,907	$50,484

(1)     Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

12.  INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for impairment, see Note 13 to the Consolidated Financial Statements
in Citi’s 2020 Annual Report on Form 10-K.

The following table presents Citi’s investments by category:

In millions of dollars	March 31, 2021	December 31, 2020
Debt securities available-for-sale (AFS)	$304,036	$335,084
Debt securities held-to-maturity (HTM)(1)	161,742	104,943
Marketable equity securities carried at fair value(2)	249	515
Non-marketable equity securities carried at fair value(2)	535	551
Non-marketable equity securities measured using the measurement alternative(3)	1,079	962
Non-marketable equity securities carried at cost(4)	5,318	5,304
Total investments	$472,959	$447,359

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See ”Non-Marketable Equity Securities Not Carried at Fair Value” below.
(4)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended March 31,
In millions of dollars	2021	2020
Taxable interest	$1,652	$2,179
Interest exempt from U.S. federal income tax	66	76
Dividend income	34	26
Total interest and dividend income on investments	$1,752	$2,281

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended March 31,
In millions of dollars	2021	2020
Gross realized investment gains	$460	$461
Gross realized investment losses	(59)	(29)
Net realized gains on sales of investments	$401	$432

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	March 31, 2021					December 31, 2020
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$42,058	$894	$249	$—	$42,703	$42,836	$1,134	$52	$—	$43,918
Non-U.S. residential	435	2	—	—	437	568	3	—	—	571
Commercial	44	1	—	—	45	49	1	—	—	50
Total mortgage-backed securities	$42,537	$897	$249	$—	$43,185	$43,453	$1,138	$52	$—	$44,539
U.S. Treasury and federal agency securities
U.S. Treasury	$121,573	$1,532	$455	$—	$122,650	$144,094	$2,108	$49	$—	$146,153
Agency obligations	50	—	—	—	50	50	1	—	—	51
Total U.S. Treasury and federal agency securities	$121,623	$1,532	$455	$—	$122,700	$144,144	$2,109	$49	$—	$146,204
State and municipal	$3,283	$87	$119	$—	$3,251	$3,753	$123	$157	$—	$3,719
Foreign government	119,126	979	491	—	119,614	123,467	1,623	122	—	124,968
Corporate	10,274	97	118	5	10,248	10,444	152	91	5	10,500
Asset-backed securities(1)	272	2	—	—	274	277	5	4	—	278
Other debt securities	4,758	6	—	—	4,764	4,871	5	—	—	4,876
Total debt securities AFS	$301,873	$3,600	$1,432	$5	$304,036	$330,409	$5,155	$475	$5	$335,084
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

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2021
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,053	$227	$262	$22	$17,315	$249
Non-U.S. residential	15	—	1	—	16	—
Commercial	1	—	—	—	1	—
Total mortgage-backed securities	$17,069	$227	$263	$22	$17,332	$249
U.S. Treasury	$40,386	$455	$—	$—	$40,386	$455
State and municipal	191	5	1,215	114	1,406	119
Foreign government	46,138	389	4,629	102	50,767	491
Corporate	3,017	116	39	2	3,056	118
Asset-backed securities	3	—	—	—	3	—
Other debt securities	1,079	—	—	—	1,079	—
Total debt securities AFS	$107,883	$1,192	$6,146	$240	$114,029	$1,432
December 31, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$3,588	$30	$298	$22	$3,886	$52
Non-U.S. residential	1	—	—	—	1	—
Commercial	7	—	4	—	11	—
Total mortgage-backed securities	$3,596	$30	$302	$22	$3,898	$52
U.S. Treasury and federal agency securities
U.S. Treasury	$25,031	$49	$—	$—	$25,031	$49
Agency obligations	50	—	—	—	50	—
Total U.S. Treasury and federal agency securities	$25,081	$49	$—	$—	$25,081	$49
State and municipal	$836	$34	$893	$123	$1,729	$157
Foreign government	29,344	61	3,502	61	32,846	122
Corporate	1,083	90	24	1	1,107	91
Asset-backed securities	194	3	39	1	233	4
Other debt securities	182	—	—	—	182	—
Total debt securities AFS	$60,316	$267	$4,760	$208	$65,076	$475

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	March 31, 2021		December 31, 2020
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$70	$70	$27	$27
After 1 but within 5 years	387	389	567	571
After 5 but within 10 years	819	876	688	757
After 10 years(2)	41,261	41,850	42,171	43,184
Total	$42,537	$43,185	$43,453	$44,539
U.S. Treasury and federal agency securities
Due within 1 year	$29,917	$30,048	$34,834	$34,951
After 1 but within 5 years	90,482	91,455	108,160	110,091
After 5 but within 10 years	1,222	1,195	1,150	1,162
After 10 years(2)	2	2	—	—
Total	$121,623	$122,700	$144,144	$146,204
State and municipal
Due within 1 year	$408	$408	$427	$428
After 1 but within 5 years	117	118	189	198
After 5 but within 10 years	240	239	276	267
After 10 years(2)	2,518	2,486	2,861	2,826
Total	$3,283	$3,251	$3,753	$3,719
Foreign government
Due within 1 year	$48,334	$48,426	$48,133	$48,258
After 1 but within 5 years	63,516	63,789	67,365	68,586
After 5 but within 10 years	5,562	5,599	5,908	6,011
After 10 years(2)	1,714	1,800	2,061	2,113
Total	$119,126	$119,614	$123,467	$124,968
All other(3)
Due within 1 year	$6,332	$6,338	$6,661	$6,665
After 1 but within 5 years	7,886	7,898	7,814	7,891
After 5 but within 10 years	992	979	1,018	1,034
After 10 years(2)	94	71	99	64
Total	$15,304	$15,286	$15,592	$15,654
Total debt securities AFS	$301,873	$304,036	$330,409	$335,084
(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2021
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$63,783	$1,643	$718	$64,708
Non-U.S. residential	1,107	3	1	1,109
Commercial	887	2	1	888
Total mortgage-backed securities	$65,777	$1,648	$720	$66,705
U.S. Treasury securities	$58,380	$—	$925	$57,455
State and municipal(3)	9,446	631	17	10,060
Foreign government	1,877	45	8	1,914
Asset-backed securities(2)	26,262	10	31	26,241
Total debt securities HTM, net	$161,742	$2,334	$1,701	$162,375
December 31, 2020
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$49,004	$2,162	$15	$51,151
Non-U.S. residential	1,124	3	1	1,126
Commercial	825	1	1	825
Total mortgage-backed securities	$50,953	$2,166	$17	$53,102
U.S. Treasury securities(4)	$21,293	$4	$55	$21,242
State and municipal	9,185	755	11	9,929
Foreign government	1,931	91	—	2,022
Asset-backed securities(2)	21,581	6	92	21,495
Total debt securities HTM, net	$104,943	$3,022	$175	$107,790
(1)Amortized cost is reported net of ACL of $78 million and $86 million at March 31, 2021 and December 31, 2020, respectively.
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
(3)In February 2021, Citibank transferred $237 million of state and municipal bonds from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized gain position of $14 million. The gain amounts will remain in AOCI and will be amortized over the remaining life of the securities.
(4)In August 2020, Citibank transferred $13.1 billion of investments in U.S. Treasury securities from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized gain position of $144 million. The gain amounts will remain in AOCI and will be amortized over the remaining life of the securities.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	March 31, 2021		December 31, 2020
In millions of dollars	Amortized cost(1)	Fair value	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$244	$399	$81	$81
After 1 but within 5 years	596	626	463	477
After 5 but within 10 years	1,641	1,749	1,699	1,873
After 10 years(2)	63,296	63,931	48,710	50,671
Total	$65,777	$66,705	$50,953	$53,102
U.S. Treasury securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	28,176	27,697	18,955	19,127
After 5 but within 10 years	30,204	29,758	2,338	2,115
After 10 years(2)	—	—	—	—
Total	$58,380	$57,455	$21,293	$21,242
State and municipal
Due within 1 year	$8	$7	$6	$6
After 1 but within 5 years	172	176	139	142
After 5 but within 10 years	848	887	818	869
After 10 years(2)	8,418	8,990	8,222	8,912
Total	$9,446	$10,060	$9,185	$9,929
Foreign government
Due within 1 year	$352	$349	$361	$360
After 1 but within 5 years	1,525	1,565	1,570	1,662
After 5 but within 10 years	—	—	—	—
After 10 years(2)	—	—	—	—
Total	$1,877	$1,914	$1,931	$2,022
All other(3)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	13,973	13,956	11,795	15,020
After 10 years(2)	12,289	12,285	9,786	6,475
Total	$26,262	$26,241	$21,581	$21,495
Total debt securities HTM	$161,742	$162,375	$104,943	$107,790
(1)Amortized cost is reported net of ACL of $78 million and $86 million at March 31, 2021 and December 31, 2020, respectively.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM securities that were delinquent or on non-accrual status at March 31, 2021 and December 31, 2020.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of March 31, 2021 and December 31, 2020.

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

The sections below describe the Company’s process for identifying expected credit impairments for debt security types that have the most significant unrealized losses as of March 31, 2021.

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
For impaired equity method investments that Citi plans to sell prior to recovery of value or would more-likely-than-not be required to sell, with no expectation that the fair value will recover prior to the expected sale date, the full impairment is recognized as OTTI in Other revenue regardless of severity and duration. The measurement of the OTTI does not include partial projected recoveries subsequent to the balance sheet date.
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

Recognition and Measurement of Impairment
The following table presents total impairment on Investments recognized in earnings:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
In millions of dollars	AFS	Other assets	Total	AFS	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	69	—	69	52	—	52
Total impairment losses recognized in earnings	$69	$—	$69	$52	$—	$52

Allowance for Credit Losses on AFS Debt Securities

Three Months Ended March 31, 2021
In millions of dollars	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$5	$5
Less: Write-offs	—	—	—
Recoveries of amounts written-off	—	—	—
Net credit losses (NCLs)	$—	$—	$—
NCLs	$—	$—	$—
Credit losses on securities without previous credit losses	—	—	—
Net reserve builds (releases) on securities with previous credit losses	—	—	—
Total provision for credit losses	$—	$—	$—
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—
Allowance for credit losses at end of period	$—	$5	$5

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at March 31, 2021 and December 31, 2020:

In millions of dollars	March 31, 2021	December 31, 2020
Measurement alternative:
Carrying value	$1,079	$962

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended March 31,
In millions of dollars	2021	2020
Measurement alternative(1):
Impairment losses	$—	$3
Downward changes for observable prices	—	—
Upward changes for observable prices	81	25

(1)     See Note 20 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	March 31, 2021
Measurement alternative:
Impairment losses	$68
Downward changes for observable prices	53
Upward changes for observable prices	567

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended March 31, 2021 and 2020, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Private equity funds(1)(2)	$116	$123	$60	$62	—	—
Real estate funds(2)(3)	4	9	2	20	—	—
Mutual/collective investment funds	19	20	—	—	—	—
Total	$139	$152	$62	$82	—	—
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

13.  LOANS

Citigroup loans are reported in two categories: consumer and corporate. These categories are classified primarily according to the segment and subsegment that manage the loans. For additional information regarding Citi’s consumer and corporate loans, including related accounting policies, see Note 1 to the Consolidated Financial Statements and Notes 1 and 14 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other.

Consumer Loans, Delinquencies and Non-Accrual Status at March 31, 2021

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$44,638	$272	$344	$485	$45,739	$128	$460	$588	$325
Home equity loans(8)(9)	6,391	61	186	—	6,638	69	268	337	—
Credit cards	118,870	997	1,181	—	121,048	—	—	—	1,181
Personal, small business and other	4,565	25	10	—	4,600	2	34	36	—
Total	$174,464	$1,355	$1,721	$485	$178,025	$199	$762	$961	$1,506
In offices outside North America(6)
Residential first mortgages(7)	$39,426	$205	$202	$—	$39,833	$—	$479	$479	$—
Credit cards	20,397	344	396	—	21,137	—	281	281	269
Personal, small business and other	34,669	237	133	—	35,039	—	263	263	—
Total	$94,492	$786	$731	$—	$96,009	$—	$1,023	$1,023	$269
Total Citigroup(10)	$268,956	$2,141	$2,452	$485	$274,034	$199	$1,785	$1,984	$1,775
(1)Loans less than 30 days past due are presented as current.
(2)Includes $15 million of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies.
(4)Loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification. Most modified loans in North America would not be reported as 30–89 or 90+ days past due for the duration of the programs (which have various durations, and certain of which may be renewed by the customer). Consumer relief programs in Asia and Mexico largely expired during the fourth quarter of 2020 and began to age at that time.
(5)Consists of residential first mortgages that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and 90 days or more past due of $0.4 billion.
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
(10)Consumer loans are net of unearned income of $700 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

Interest Income Recognized for Non-Accrual Consumer Loans

	Interest income
In millions of dollars	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
In North America offices(1)
Residential first mortgages	$3	$3
Home equity loans	2	2
Credit cards	—	—
Personal, small business and other	—	—
Total	$5	$5
In offices outside North America(1)
Residential first mortgages	$—	$—
Credit cards	—	—
Personal, small business and other	—	—
Total	$—	$—
Total Citigroup	$5	$5

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2020

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$46,471	$402	$381	$524	$47,778	$136	$509	$645	$332
Home equity loans(8)(9)	6,829	78	221	—	7,128	72	307	379	—
Credit cards	127,827	1,228	1,330	—	130,385	—	—	—	1,330
Personal, small business and other	4,472	27	10	—	4,509	2	33	35	—
Total	$185,599	$1,735	$1,942	$524	$189,800	$210	$849	$1,059	$1,662
In offices outside North America(6)
Residential first mortgages(7)	$39,557	$213	$199	$—	$39,969	$—	$486	$486	$—
Credit cards	21,718	429	545	—	22,692	—	384	384	376
Personal, small business and other	35,925	319	134	—	36,378	—	212	212	—
Total	$97,200	$961	$878	$—	$99,039	$—	$1,082	$1,082	$376
Total Citigroup(10)	$282,799	$2,696	$2,820	$524	$288,839	$210	$1,931	$2,141	$2,038
(1)Loans less than 30 days past due are presented as current.
(2)Includes $14 million of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies.
(4)Loans modified under Citi’s consumer relief programs continue to be reported in the same delinquency bucket they were in at the time of modification, and thus almost all would not be reported as 30–89 or 90+ days past due for the duration of the programs (which have various durations, and certain of which may be renewed by the customer).
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
(10)Consumer loans are net of unearned income of $749 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

During the three months ended March 31, 2021 and 2020, the Company sold and/or reclassified to HFS $96 million and $24 million, respectively, of consumer loans.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	March 31, 2021
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2021	$21	$730	$1,650
2020	195	3,418	8,962
2019	131	1,639	4,700
2018	233	547	1,089
2017	286	740	1,612
Prior	1,905	4,880	11,365
Total residential first mortgages	$2,771	$11,954	$29,378	$1,636	$45,739
Credit cards(3)	$22,931	$49,139	$46,084	$2,364	$120,518
Home equity loans (pre-reset)	$272	$929	$1,568
Home equity loans (post-reset)	965	1,439	1,455
Total home equity loans	$1,237	$2,368	$3,023	$10	$6,638
Installment and other
2021	$1	$6	$13
2020	26	65	112
2019	70	90	114
2018	67	66	70
2017	20	21	23
Prior	201	374	501
Personal, small business and other	$385	$622	$833	$2,760	$4,600
Total	$27,324	$64,083	$79,318	$6,770	$177,495

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2020
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2020	$187	$3,741	$9,052
2019	150	1,857	5,384
2018	246	655	1,227
2017	298	846	1,829
2016	323	1,368	3,799
Prior	1,708	4,133	9,105
Total residential first mortgages	$2,912	$12,600	$30,396	$1,870	$47,778
Credit cards(3)	$26,227	$52,778	$49,767	$1,041	$129,813
Home equity loans (pre-reset)	$292	$1,014	$1,657
Home equity loans (post-reset)	1,055	1,569	1,524
Total home equity loans	$1,347	$2,583	$3,181	$17	$7,128
Installment and other
2020	$23	$58	$95
2019	79	106	134
2018	82	80	84
2017	26	27	30
2016	10	9	8
Prior	214	393	529
Personal, small business and other	$434	$673	$880	$2,522	$4,509
Total	$30,920	$68,634	$84,224	$5,450	$189,228
(1)The FICO bands in the tables are consistent with general industry peer presentations.
(2)FICO scores are updated on either a monthly or quarterly basis. For updates that are made only quarterly, certain current-period loans by year of origination are greater than those disclosed in the prior periods. Loans that did not have FICO scores as of the prior period have been updated with FICO scores as they become available.
(3)Excludes $530 million and $572 million of balances related to Canada for March 31, 2021 and December 31, 2020, respectively.

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

LTV distribution in U.S. portfolio	March 31, 2021
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2021	$1,958	$443	$—
2020	11,401	1,184	—
2019	6,093	377	3
2018	1,474	392	8
2017	2,449	192	3
Prior	18,084	98	17
Total residential first mortgages	$41,459	$2,686	$31	$1,563	$45,739
Home equity loans (pre-reset)	$2,684	$50	$15
Home equity loans (post-reset)	3,586	211	45
Total home equity loans	$6,270	$261	$60	$47	$6,638
Total	$47,729	$2,947	$91	$1,610	$52,377

LTV distribution in U.S. portfolio	December 31, 2020
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2020	$11,447	$1,543	$—
2019	7,029	376	2
2018	1,617	507	11
2017	2,711	269	4
2016	5,423	84	2
Prior	14,966	66	16
Total residential first mortgages	$43,193	$2,845	$35	$1,705	$47,778
Home equity loans (pre-reset)	$2,876	$50	$16
Home equity loans (post-reset)	3,782	290	58
Total home equity loans	$6,658	$340	$74	$56	$7,128
Total	$49,851	$3,185	$109	$1,761	$54,906

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended March 31,
	Balance at March 31, 2021				2021	2020
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$1,708	$1,850	$144	$1,695	$21	$14
Home equity loans	457	645	45	498	3	3
Credit cards	1,992	2,593	844	1,946	35	26
Personal, small business and other	576	577	181	502	12	15
Total	$4,733	$5,665	$1,214	$4,641	$71	$58
(1)

	Balance at December 31, 2020
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$1,787	$1,962	$157	$1,661
Home equity loans	478	651	60	527
Credit cards	1,982	2,135	918	1,926
Personal, small business and other	552	552	210	463
Total	$4,799	$5,300	$1,345	$4,577
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)For March 31, 2021, $209 million of residential first mortgages and $136 million of home equity loans do not have a specific allowance. For December 31, 2020, $211 million of residential first mortgages and $147 million of home equity loans do not have a specific allowance.
(3)Included in the Allowance for credit losses on loans.
(4)Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5)Includes amounts recognized on both accrual and cash basis.

Consumer Troubled Debt Restructurings(1)

	For the Three Months Ended March 31, 2021(1)
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	331	$57	$—	$—	$—	—%
Home equity loans	50	4	—	—	—	—
Credit cards	59,046	300	—	—	—	17
Personal, small business and other	461	7	—	—	—	4
Total(7)	59,888	$368	$—	$—	$—
International
Residential first mortgages	467	$24	$—	$—	$—	1%
Credit cards	24,599	102	—	—	7	15
Personal, small business and other	7,537	57	—	—	2	11
Total(7)	32,603	$183	$—	$—	$9

	For the Three Months Ended March 31, 2020(1)
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	277	$44	$—	$—	$—	—%
Home equity loans	82	8	—	—	—	2
Credit cards	67,282	305	—	—	—	17
Personal, small business and other	433	4	—	—	—	6
Total(7)	68,074	$361	$—	$—	$—
International
Residential first mortgages	536	$14	$—	$—	$—	5%
Credit cards	19,315	73	—	—	3	16
Personal, small business and other	7,654	52	—	—	2	11
Total(7)	27,505	$139	$—	$—	$5

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $3 million of residential first mortgages and $0.1 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2021. These amounts include $1 million of residential first mortgages and $0.1 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2021, based on previously received OCC guidance.
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
(7)    The above tables reflect activity for restructured loans that were considered TDRs during the reporting period.
(8)    Post-modification balances in North America include $4 million of residential first mortgages and $1 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2020. These amounts include $3 million of residential first mortgages and $1 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2020, based on previously received OCC guidance.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due.

	Three Months Ended March 31,
In millions of dollars	2021	2020
North America
Residential first mortgages	$18	$14
Home equity loans	4	2
Credit cards	63	90
Personal, small business and other	1	1
Total	$86	$107
International
Residential first mortgages	$12	$6
Credit cards	52	33
Personal, small business and other	23	17
Total	$87	$56

Purchased Credit-Deteriorated Assets

	Three Months Ended March 31, 2021			Three Months Ended December 31, 2020			Three Months Ended March 31, 2020
In millions of dollars	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other
Purchase price	$—	$3	$—	$—	$12	$—	$4	$9	$—
Allowance for credit losses at acquisition date	—	—	—	—	—	—	4	—	—
Discount or premium attributable to non-credit factors	—	—	—	—	—	—	—	—	—
Par value (amortized cost basis)	$—	$3	$—	$—	$12	$—	$8	$9	$—

(1)    Includes loans sold to agencies that were bought back at par due to repurchase agreements.

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	March 31, 2021	December 31, 2020
In North America offices(1)
Commercial and industrial	$55,497	$57,731
Financial institutions	57,009	55,809
Mortgage and real estate(2)	60,976	60,675
Installment and other	29,186	26,744
Lease financing	539	673
Total	$203,207	$201,632
In offices outside North America(1)
Commercial and industrial	$102,666	$104,072
Financial institutions	34,729	32,334
Mortgage and real estate(2)	11,166	11,371
Installment and other	35,347	33,759
Lease financing	56	65
Governments and official institutions	4,783	3,811
Total	$188,747	$185,412
Corporate loans, net of unearned income(3)	$391,954	$387,044
(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($844) million and ($844) million at March 31, 2021 and December 31, 2020, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
The Company sold and/or reclassified to held-for-sale $0.5 billion and $0.2 billion of corporate loans during the three months ended March 31, 2021 and 2020, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three months ended March 31, 2021 or 2020.

Corporate Loan Delinquencies and Non-Accrual Details at March 31, 2021

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$582	$118	$700	$2,465	$148,635	$151,800
Financial institutions	969	174	1,143	36	90,339	91,518
Mortgage and real estate	189	84	273	496	71,373	72,142
Lease financing	28	—	28	27	540	595
Other	70	12	82	82	68,225	68,389
Loans at fair value						7,510
Total	$1,838	$388	$2,226	$3,106	$379,112	$391,954

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2020

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$400	$109	$509	$2,795	$153,036	$156,340
Financial institutions	668	65	733	92	86,864	87,689
Mortgage and real estate	450	247	697	505	70,836	72,038
Lease financing	62	12	74	24	640	738
Other	112	19	131	111	63,157	63,399
Loans at fair value						6,840
Total	$1,692	$452	$2,144	$3,527	$374,533	$387,044
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
(4)Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	March 31, 2021
In millions of dollars	2021	2020	2019	2018	2017	Prior
Investment grade(3)
Commercial and industrial(4)	$29,070	$11,833	$6,534	$5,311	$3,416	$10,120	$26,712	$92,996
Financial institutions(4)	10,473	5,551	2,242	1,582	1,025	2,254	58,910	82,037
Mortgage and real estate	2,473	5,494	5,820	4,827	2,205	2,847	1,728	25,394
Other(5)	8,994	6,575	2,392	4,588	606	6,744	32,683	62,582
Total investment grade	$51,010	$29,453	$16,988	$16,308	$7,252	$21,965	$120,033	$263,009
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$12,897	$6,422	$4,266	$3,991	$2,850	$4,167	$21,746	$56,339
Financial institutions(4)	3,196	2,395	629	555	98	274	2,298	9,445
Mortgage and real estate	944	1,319	2,117	1,755	1,415	1,376	578	9,504
Other(5)	1,384	528	682	541	299	591	2,268	6,293
Non-accrual
Commercial and industrial(4)	81	197	227	86	106	286	1,482	2,465
Financial institutions	—	—	—	—	—	—	36	36
Mortgage and real estate	—	12	8	55	18	30	373	496
Other(5)	7	4	24	38	10	26	—	109
Total non-investment grade	$18,509	$10,877	$7,953	$7,021	$4,796	$6,750	$28,781	$84,687
Non-rated private bank loans managed on a delinquency basis(3)(6)	$2,313	$9,755	$6,839	$3,359	$3,488	$10,994	$—	$36,748
Loans at fair value(7)								7,510
Corporate loans, net of unearned income	$71,832	$50,085	$31,780	$26,688	$15,536	$39,709	$148,814	$391,954

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2020
In millions of dollars	2020	2019	2018	2017	2016	Prior
Investment grade(3)
Commercial and industrial(4)	$38,398	$7,607	$5,929	$3,909	$2,094	$8,670	$25,819	$92,426
Financial institutions(4)	10,560	2,964	2,106	782	681	2,030	56,239	75,362
Mortgage and real estate	6,793	6,714	5,174	2,568	1,212	1,719	1,557	25,737
Other(5)	10,874	3,566	4,597	952	780	5,290	31,696	57,755
Total investment grade	$66,625	$20,851	$17,806	$8,211	$4,767	$17,709	$115,311	$251,280
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$19,683	$4,794	$4,645	$2,883	$1,182	$4,533	$23,400	$61,120
Financial institutions(4)	7,413	700	654	274	141	197	2,855	12,234
Mortgage and real estate	1,882	1,919	2,058	1,457	697	837	551	9,401
Other(5)	1,407	918	725	370	186	657	1,986	6,249
Non-accrual
Commercial and industrial(4)	260	203	192	143	57	223	1,717	2,795
Financial institutions	1	—	—	—	—	—	91	92
Mortgage and real estate	13	4	3	18	8	32	427	505
Other(5)	15	3	12	29	2	65	9	135
Total non-investment grade	$30,674	$8,541	$8,289	$5,174	$2,273	$6,544	$31,036	$92,531
Non-rated private bank loans managed on a delinquency basis(3)(6)	$9,823	$7,121	$3,533	$3,674	$4,300	$7,942	$—	$36,393
Loans at fair value(7)								6,840
Corporate loans, net of unearned income	$107,122	$36,513	$29,628	$17,059	$11,340	$32,195	$146,347	$387,044

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
(7)Loans at fair value include loans to commercial and industrial, financial institutions, mortgage and real estate and other.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	March 31, 2021				Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized	Interest income recognized
Non-accrual corporate loans
Commercial and industrial	$2,465	$3,069	$435	$2,812	$10	$2
Financial institutions	36	120	6	134	—	—
Mortgage and real estate	496	798	38	486	—	—
Lease financing	27	27	—	31	—	—
Other	82	205	10	96	6	13
Total non-accrual corporate loans	$3,106	$4,219	$489	$3,559	$16	$15

	December 31, 2020
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$2,795	$3,664	$442	$2,649
Financial institutions	92	181	17	132
Mortgage and real estate	505	803	38	413
Lease financing	24	24	—	34
Other	111	235	18	174
Total non-accrual corporate loans	$3,527	$4,907	$515	$3,402

	March 31, 2021		December 31, 2020
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$1,984	$435	$1,523	$442
Financial institutions	34	6	90	17
Mortgage and real estate	236	38	246	38
Lease financing	23	—	—	—
Other	30	10	68	18
Total non-accrual corporate loans with specific allowances	$2,307	$489	$1,927	$515
Non-accrual corporate loans without specific allowances
Commercial and industrial	$481		$1,272
Financial institutions	2		2
Mortgage and real estate	260		259
Lease financing	4		24
Other	52		43
Total non-accrual corporate loans without specific allowances	$799	N/A	$1,600	N/A
(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Average carrying value represents the average recorded investment balance and does not include related specific allowances.
N/A Not applicable

Corporate Troubled Debt Restructurings(1)

For the Three Months Ended March 31, 2021

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$21	$—	$—	$21
Mortgage and real estate	1	—	—	1
Other	1	1	—	—
Total	$23	$1	$—	$22

For the Three Months Ended March 31, 2020

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(3)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$94	$—	$—	$94
Mortgage and real estate	4	—	—	4
Total	$98	$—	$—	$98
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

In millions of dollars	TDR balances at March 31, 2021	TDR loans that re-defaulted in 2021 within one year of modification	TDR balances at March 31, 2020	TDR loans that re-defaulted in 2020 within one year of modification
Commercial and industrial	$283	$—	$685	$—
Mortgage and real estate	83	—	77	—
Other	35	—	15	—
Total(1)	$401	$—	$777	$—

(1)The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2021	2020
Allowance for credit losses on loans (ACLL) at beginning of period	$24,956	$12,783
Adjustments to opening balance:(1)
Financial instruments—credit losses (CECL)(1)	—	4,201
Variable post-charge-off third-party collection costs(1)	—	(443)
Adjusted ACLL at beginning of period	$24,956	$16,541
Gross credit losses on loans	$(2,208)	$(2,479)
Gross recoveries on loans	460	420
Net credit losses on loans (NCLs)	$(1,748)	$(2,059)
Replenishment of NCLs	$1,748	$2,059
Net reserve builds (releases) for loans	(3,068)	4,094
Net specific reserve builds (releases) for loans	(159)	224
Total provision for credit losses on loans (PCLL)	$(1,479)	$6,377
Initial allowance for credit losses on newly purchased credit deteriorated assets during the period	—	4
Other, net (see table below)	(91)	(483)
ACLL at end of period	$21,638	$20,380
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(2)	$2,655	$1,456
Adjustment to opening balance for CECL adoption(1)	—	(194)
Provision (release) for credit losses on unfunded lending commitments	(626)	557
Other, net	(17)	(6)
ACLUC at end of period(2)	$2,012	$1,813
Total allowance for credit losses on loans, leases and unfunded lending commitments	$23,650	$22,193

Other, net details	Three Months Ended March 31,
In millions of dollars	2021	2020
Sales or transfers of various consumer loan portfolios to HFS	$—	$(3)
FX translation	(108)	(483)
Other	17	3
Other, net	$(91)	$(483)

(1)See Note 1 to the Consolidated Financial Statements for further discussion of the impact of Citi’s adoption of CECL and the change in accounting principle for collection costs.
(2)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses on Loans and End-of-Period Loans

	Three Months Ended
	March 31, 2021			March 31, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$5,402	$19,554	$24,956	$2,886	$9,897	$12,783
Adjustments to opening balance(1)
Financial instruments—credit losses (CECL)	—	—	—	(721)	4,922	4,201
Variable post-charge-off third-party collection costs	—	—	—	—	(443)	(443)
Adjusted ACLL at beginning of period	$5,402	$19,554	$24,956	$2,165	$14,376	$16,541
Charge-offs	(203)	(2,005)	(2,208)	(139)	(2,340)	(2,479)
Recoveries	17	443	460	12	408	420
Replenishment of net charge-offs	186	1,562	1,748	127	1,932	2,059
Net reserve builds (releases)	(1,273)	(1,795)	(3,068)	1,268	2,826	4,094
Net specific reserve builds (releases)	(38)	(121)	(159)	48	176	224
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	—	—	—	4	4
Other	(7)	(84)	(91)	(30)	(453)	(483)
Ending balance	$4,084	$17,554	$21,638	$3,451	$16,929	$20,380

(1)See “Accounting Changes” in Note 1 to the Consolidated Financial Statements for additional details.

	March 31, 2021			December 31, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for credit losses on loans
Collectively evaluated	$3,595	$16,339	$19,934	$4,887	$18,207	$23,094
Individually evaluated	489	1,214	1,703	515	1,345	1,860
Purchased credit deteriorated	—	1	1	—	2	2
Total allowance for credit losses on loans	$4,084	$17,554	$21,638	$5,402	$19,554	$24,956
Loans, net of unearned income
Collectively evaluated	$381,338	$269,151	$650,489	$376,677	$283,885	$660,562
Individually evaluated	3,106	4,733	7,839	3,527	4,799	8,326
Purchased credit deteriorated	—	135	135	—	141	141
Held at fair value	7,510	15	7,525	6,840	14	6,854
Total loans, net of unearned income	$391,954	$274,034	$665,988	$387,044	$288,839	$675,883

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended March 31, 2021
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of period	$3	$74	$6	$3	$86
Gross credit losses	—	—	—	—	—
Gross recoveries	3	—	—	—	3
Net credit losses (NCLs)	$3	$—	$—	$—	$3
NCLs	$(3)	$—	$—	$—	$(3)
Net reserve builds (releases)	1	(5)	(1)	(3)	(8)
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(2)	$(5)	$(1)	$(3)	$(11)
Other, net	$—	$—	$—	$—	$—
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of period	$4	$69	$5	$—	$78

	Three Months Ended March 31, 2020
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of period	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	—	61	4	5	70
Net credit losses (NCLs)	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	5	—	1	6
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$—	$5	$—	$1	$6
Other, net	$—	$—	$—	$—	$—
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of period	$—	$66	$4	$6	$76

Allowance for Credit Losses on Other Assets

	Three Months Ended March 31, 2021
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of period	$—	$20	$10	$—	$25	$55
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	9	(5)	—	5	9
Total provision for credit losses	$—	$9	$(5)	$—	$5	$9
Other, net	$—	$(1)	$—	$—	$—	$(1)
Allowance for credit losses on other assets at end of period	$—	$28	$5	$—	$30	$63

	Three Months Ended March 31, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	6	14	2	1	3	26
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(6)	(6)	3	(1)	6	(4)
Total provision for credit losses	$(6)	$(6)	$3	$(1)	$6	$(4)
Other, net	$—	$—	$—	$—	$32	$32
Allowance for credit losses on other assets at end of period	$—	$8	$5	$—	$41	$54

(1)Primarily accounts receivable.

For ACL on AFS debt securities, see Note 12 to the Consolidated Financial Statements.

15.  GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Total
Balance at December 31, 2020	$12,142	$10,020	$22,162
Foreign currency translation	(68)	(189)	(257)
Balance at March 31, 2021	$12,074	$9,831	$21,905

Citi tests goodwill for impairment annually as of July 1 (the annual test) and through interim assessments between annual tests if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The results of the 2020 annual impairment test resulted in fair values as a percentage of carrying values between 115% and 136%. During the three months ended March 31, 2021, Citi qualitatively assessed the current environment, including the continuing impact of the COVID-19 pandemic, management’s announced strategy to pursue exits of its consumer franchises in 13 markets within Asia GCB, observed changes in market multiples, actual business performance, together with the latest available management forecasts. Based on the above, Citi determined it was not more-likely-than-not that the fair value of any reporting unit was below its book value and there was no indication of impairment as of March 31, 2021.
While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the current environment continues to evolve. Deterioration in business performance or macroeconomic and market conditions, including potential adverse effects to economic forecasts due to the severity and duration of the pandemic, as well as the responses of governments, customers and clients, could negatively influence the assumptions used in the valuations, in particular, the discount rates, exit multiples and growth rates used in net income projections. If the future were to differ from management’s best estimate of key economic assumptions, and associated cash flows were to decrease, Citi could potentially experience material goodwill impairment charges in the future.
For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K. Refer to Note 3 for a description of Citi’s Business Segments.

Intangible Assets
The components of intangible assets were as follows:

	March 31, 2021			December 31, 2020
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,614	$4,239	$1,375	$5,648	$4,229	$1,419
Credit card contract-related intangibles(1)	3,906	1,288	2,618	3,929	1,276	2,653
Core deposit intangibles	44	44	—	45	44	1
Other customer relationships	426	299	127	455	314	141
Present value of future profits	31	29	2	32	30	2
Indefinite-lived intangible assets	185	—	185	190	—	190
Other	61	60	1	72	67	5
Intangible assets (excluding MSRs)	$10,267	$5,959	$4,308	$10,371	$5,960	$4,411
Mortgage servicing rights (MSRs)(2)	433	—	433	336	—	336
Total intangible assets	$10,700	$5,959	$4,741	$10,707	$5,960	$4,747
(1)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% and 96% of the aggregate net carrying amount as of March 31, 2021 and December 31, 2020, respectively.
(2)For additional information on Citi’s MSRs, see Note 18 to the Consolidated Financial Statements.

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2020	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at March 31, 2021
Purchased credit card relationships(1)	$1,419	$—	$(43)	$—	$(1)	$1,375
Credit card contract-related intangibles(2)	2,653	—	(35)	—	—	2,618
Core deposit intangibles	1	—	(1)	—	—	—
Other customer relationships	141	—	(6)	—	(8)	127
Present value of future profits	2	—	—	—	—	2
Indefinite-lived intangible assets	190	—	—	—	(5)	185
Other	5	5	(10)	—	1	1
Intangible assets (excluding MSRs)	$4,411	$5	$(95)	$—	$(13)	$4,308
Mortgage servicing rights (MSRs)(3)	336					433
Total intangible assets	$4,747					$4,741
(1)Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract-related intangibles, and include credit card accounts primarily in the Costco, Macy’s and Sears portfolios.
(2)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% and 96% of the aggregate net carrying amount at March 31, 2021 and December 31, 2020, respectively.
(3)For additional information on Citi’s MSRs, including the rollforward for the three months ended March 31, 2021, see Note 18 to the Consolidated Financial Statements.

16.  DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	March 31, 2021	December 31, 2020
Commercial paper
Bank(1)	$10,026	$10,022
Broker-dealer and other(2)	6,995	7,988
Total commercial paper	$17,021	$18,010
Other borrowings(3)	15,066	11,504
Total	$32,087	$29,514

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At March 31, 2021 and December 31, 2020, collateralized short-term advances from the Federal Home Loan Banks were $4.0 billion and $4.0 billion, respectively.

Long-Term Debt

In millions of dollars	March 31, 2021	December 31, 2020
Citigroup Inc.(1)	$164,099	$170,563
Bank(2)	36,488	44,742
Broker-dealer and other(3)	55,748	56,381
Total	$256,335	$271,686

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At March 31, 2021 and December 31, 2020, collateralized long-term advances from the Federal Home Loan Banks were $10.9 billion and $10.9 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both March 31, 2021 and December 31, 2020.

The following table summarizes Citi’s outstanding trust preferred securities at March 31, 2021:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo. LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	Jun. 2007	99,901	138	3 mo. sterling LIBOR + 88.75 bps	50	138	Jun. 28, 2067	Jun. 28, 2017
Total obligated			$2,578			$2,584

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

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

Three Months Ended March 31, 2021

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Balance, December 31, 2020	$3,320	$(1,419)	$1,593	$(6,864)	$(28,641)	$(47)	$(32,058)
Other comprehensive income before reclassifications	(1,519)	(84)	(344)	653	(1,274)	(10)	(2,578)
Increase (decrease) due to amounts reclassified from AOCI	(266)	42	(212)	61	—	—	(375)
Change, net of taxes	$(1,785)	$(42)	$(556)	$714	$(1,274)	$(10)	$(2,953)
Balance at March 31, 2021	$1,535	$(1,461)	$1,037	$(6,150)	$(29,915)	$(57)	$(35,011)

Three Months Ended March 31, 2020

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Balance, December 31, 2019	$(265)	$(944)	$123	$(6,809)	$(28,391)	$(32)	$(36,318)
Other comprehensive income before reclassifications	3,417	3,116	1,898	(344)	(4,109)	27	4,005
Increase (decrease) due to amounts reclassified from AOCI	(289)	24	(1)	58	—	—	(208)
Change, net of taxes	$3,128	$3,140	$1,897	$(286)	$(4,109)	$27	$3,797
Balance at March 31, 2020	$2,863	$2,196	$2,020	$(7,095)	$(32,500)	$(5)	$(32,521)
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
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, Euro, South Korean won, Japanese yen, Polish zloty and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2021. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Australian dollar, South Korean won and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2020. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three Months Ended March 31, 2021

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2020	$(36,992)	$4,934	$(32,058)
Change in net unrealized gains (losses) on debt securities	(2,427)	642	(1,785)
Debt valuation adjustment (DVA)	(38)	(4)	(42)
Cash flow hedges	(729)	173	(556)
Benefit plans	907	(193)	714
Foreign currency translation adjustment	(1,339)	65	(1,274)
Excluded component of fair value hedges	(13)	3	(10)
Change	$(3,639)	$686	$(2,953)
Balance at March 31, 2021	$(40,631)	$5,620	$(35,011)

Three Months Ended March 31, 2020

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2019	$(42,772)	$6,454	$(36,318)
Change in net unrealized gains (losses) on debt securities	4,121	(993)	3,128
Debt valuation adjustment (DVA)	4,188	(1,048)	3,140
Cash flow hedges	2,484	(587)	1,897
Benefit plans	(418)	132	(286)
Foreign currency translation adjustment	(4,055)	(54)	(4,109)
Excluded component of fair value hedges	33	(6)	27
Change	$6,353	$(2,556)	$3,797
Balance, March 31, 2020	$(36,419)	$3,898	$(32,521)

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended March 31,
In millions of dollars	2021	2020
Realized (gains) losses on sales of investments	$(401)	$(432)
Gross impairment losses	69	52
Subtotal, pretax	$(332)	$(380)
Tax effect	66	91
Net realized (gains) losses on investments after-tax(1)	$(266)	$(289)
Realized DVA (gains) losses on fair value option liabilities, pretax	$56	$32
Tax effect	(14)	(8)
Net realized debt valuation adjustment, after-tax	$42	$24
Interest rate contracts	$(278)	$(3)
Foreign exchange contracts	1	1
Subtotal, pretax	$(277)	$(2)
Tax effect	65	1
Amortization of cash flow hedges, after-tax(2)	$(212)	$(1)
Amortization of unrecognized:
Prior service cost (benefit)	$(6)	$(3)
Net actuarial loss	87	79
Curtailment/settlement impact(3)	—	—
Subtotal, pretax	$81	$76
Tax effect	(20)	(18)
Amortization of benefit plans, after-tax(3)	$61	$58
Excluded component of fair value hedges, pretax	$—	$—
Tax effect	—	—
Excluded component of fair value hedges, after-tax	$—	$—
Foreign currency translation adjustment, pretax	$—	$—
Tax effect	—	—
Foreign currency translation adjustment, after-tax	$—	$—
Total amounts reclassified out of AOCI, pretax	$(472)	$(274)
Total tax effect	97	66
Total amounts reclassified out of AOCI, after-tax	$(375)	$(208)
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
(2)See Note 19 to the Consolidated Financial Statements for additional details.
(3)See Note 8 to the Consolidated Financial Statements for additional details.

18. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

For additional information regarding Citi’s use of special purpose entities (SPEs) and variable interest entities (VIEs), see Note 21 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of March 31, 2021
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$29,729	$29,729	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	115,980	—	115,980	1,645	—	—	52	1,697
Non-agency-sponsored	56,969	862	56,107	2,724	—	5	1	2,730
Citi-administered asset-backed commercial paper conduits	16,493	16,493	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	12,126	—	12,126	4,015	—	—	—	4,015
Asset-based financing(5)	222,306	7,776	214,530	27,004	1,467	10,626	—	39,097
Municipal securities tender option bond trusts (TOBs)	3,324	910	2,414	7	—	1,557	—	1,564
Municipal investments	21,548	—	21,548	2,663	3,917	3,063	—	9,643
Client intermediation	1,177	736	441	88	—	—	56	144
Investment funds	471	150	321	2	—	14	2	18
Other	469	—	469	169	—	50	—	219
Total	$480,592	$56,656	$423,936	$38,317	$5,384	$15,315	$111	$59,127

	As of December 31, 2020
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$32,420	$32,420	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	123,999	—	123,999	1,948	—	—	61	2,009
Non-agency-sponsored	46,132	939	45,193	2,550	—	2	1	2,553
Citi-administered asset-backed commercial paper conduits	16,730	16,730	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,332	—	18,332	4,273	—	—	—	4,273
Asset-based financing(5)	222,274	8,069	214,205	25,153	1,587	9,114	—	35,854
Municipal securities tender option bond trusts (TOBs)	3,349	835	2,514	—	—	1,611	—	1,611
Municipal investments	20,335	—	20,335	2,569	4,056	3,041	—	9,666
Client intermediation	1,352	910	442	88	—	—	56	144
Investment funds	488	153	335	—	—	15	—	15
Other	—	—	—	—	—	—	—	—
Total	$485,411	$60,056	$425,355	$36,581	$5,643	$13,783	$118	$56,125

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s March 31, 2021 and December 31, 2020 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party sponsored private equity funds, which represent $78 billion and $78 billion in unconsolidated VIE assets and $407 million and $425 million in maximum exposure to loss as of March 31, 2021 and December 31, 2020, respectively.

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
•certain third-party sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of March 31, 2021 and December 31, 2020, the Company’s maximum exposure to loss related to these deals was $59.3 billion and $57.0 billion, respectively (for more information on these positions, see Note 13 to the Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements in Citigroup’s 2020 Annual Report on Form 10-K);
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
•certain representations and warranties exposures in legacy ICG-sponsored mortgage- and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $5.1 billion and $5.22 billion at March 31, 2021 and December 31, 2020, respectively;
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

	March 31, 2021		December 31, 2020
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$5	$—	$2
Asset-based financing	—	10,626	—	9,114
Municipal securities tender option bond trusts (TOBs)	1,557	—	1,611	—
Municipal investments	—	3,063	—	3,041
Investment funds	—	14	—	15
Other	—	50	—	—
Total funding commitments	$1,557	$13,758	$1,611	$12,172
Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	March 31, 2021	December 31, 2020
Cash	$—	$—
Trading account assets	1.8	2.0
Investments	10.2	10.6
Total loans, net of allowance	31.3	29.3
Other	0.4	0.3
Total assets	$43.7	$42.2
Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni
Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	March 31, 2021	December 31, 2020
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$12.1	$15.7
Retained by Citigroup as trust-issued securities	7.6	7.9
Retained by Citigroup via non-certificated interests	12.1	11.1
Total	$31.8	$34.7

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended March 31,
In billions of dollars	2021	2020
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(3.6)	—

Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.5 years as of March 31, 2021 and 2.9 years as of December 31, 2020.

In billions of dollars	Mar. 31, 2021	Dec. 31, 2020
Term notes issued to third parties	$10.6	$13.9
Term notes retained by Citigroup affiliates	2.6	2.7
Total Master Trust liabilities	$13.2	$16.6

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.9 years as of March 31, 2021 and 1.1 years as of December 31, 2020.

In billions of dollars	Mar. 31, 2021	Dec. 31, 2020
Term notes issued to third parties	$1.5	$1.8
Term notes retained by Citigroup affiliates	5.0	5.2
Total Omni Trust liabilities	$6.5	$7.0

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended March 31,
	2021		2020
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$3.0	$11.0	$2.0	$1.6
Proceeds from new securitizations	3.2	10.6	2.1	2.5
Purchases of previously transferred financial assets	0.1	—	—	—

Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $1.1 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, gains recognized on the securitization of non-agency sponsored mortgages were $166.2 million.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $3 million for the three months ended March 31, 2020. Gains recognized on the securitization of non-agency sponsored mortgages were $39 million for the three months ended March 31, 2020.

	March 31, 2021			December 31, 2020
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$421	$2,402	$236	$315	$1,210	$145

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $104 million related to personal loan securitizations at March 31, 2021.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 20 to the Consolidated Financial Statements for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	Three Months Ended March 31, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.8%	0.2%	3.2%
Weighted average constant prepayment rate	5.8%	—%	12.5%
Weighted average anticipated net credit losses(2)	NM	0.4%	1.7%
Weighted average life	7.7 years	0.8 years	NM

	Three Months Ended March 31, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.5%	1.3%	—%
Weighted average constant prepayment rate	25.7%	—%	—%
Weighted average anticipated net credit losses(2)	NM	1.6%	—%
Weighted average life	5.2 years	4.2 years	NM

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	March 31, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.6%	2.8%	10.6%
Weighted average constant prepayment rate	11.0%	4.0%	4.7%
Weighted average anticipated net credit losses(2)	NM	1.0%	1.5%
Weighted average life	5.9 years	0.3 years	9.6 years

	December 31, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.9%	7.2%	4.3%
Weighted average constant prepayment rate	22.7%	5.3%	4.7%
Weighted average anticipated net credit losses(2)	NM	1.2%	1.4%
Weighted average life	4.5 years	5.3 years	4.7 years

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

	March 31, 2021
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(12)	$—	$—
Adverse change of 20%	(23)	—	(1)
Constant prepayment rate
Adverse change of 10%	(20)	—	—
Adverse change of 20%	(38)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2020
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(8)	$—	$(1)
Adverse change of 20%	(15)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(21)	—	—
Adverse change of 20%	(40)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—
NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation losses
	Securitized assets		90 days past due		Three Months Ended March 31,
In billions of dollars, except liquidation losses in millions	Mar. 31, 2021	Dec. 31, 2020	Mar. 31, 2021	Dec. 31, 2020	2021	2020
Securitized assets
Residential mortgages(1)	$17.4	$16.9	$0.4	$0.5	$1.5	$11.0
Commercial and other	24.6	23.9	—	—	—	—
Total	$42.0	$40.8	$0.4	$0.5	$1.5	$11.0

(1)    Securitized assets include $0.2 billion of personal loan securitizations as of March 31, 2021.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $433 million and $367 million at March 31, 2021 and 2020, respectively. The MSRs correspond to principal loan balances of $52 billion and $59 billion as of March 31, 2021 and 2020, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended March 31,
In millions of dollars	2021	2020
Balance, beginning of period	$336	$495
Originations	43	32
Changes in fair value of MSRs due to changes in inputs and assumptions	73	(143)
Other changes(1)	(19)	(17)
Sales of MSRs	—	—
Balance, as of March 31	$433	$367

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
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended March 31,
In millions of dollars	2021	2020
Servicing fees	$31	$39
Late fees	1	2
Ancillary fees	—	—
Total MSR fees	$32	$41

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended March 31, 2021 and 2020. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of March 31, 2021 and December 31, 2020, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three months ended March 31, 2021, Citi transferred agency securities with a fair value of approximately $13.1 billion to re-securitization entities compared to approximately $7.4 billion for the three months ended March 31, 2020.
As of March 31, 2021, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.2 billion (including $335.0 million related to re-securitization transactions executed in 2021) compared to $1.6 billion as of December 31, 2020 (including $916.0 million related to re-securitization transactions executed in 2020), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2021 and December 31, 2020 were approximately $76.2 billion and $83.6 billion, respectively.
As of March 31, 2021 and December 31, 2020, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At March 31, 2021 and December 31, 2020, the commercial paper conduits administered by Citi had approximately $16.5 billion and $16.7 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $19.2 billion and $17.1 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At March 31, 2021 and December 31, 2020, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 60 and 54 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government-guaranteed loan conduit, have obtained letters of credit from the Company, which equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.5 billion and $1.5 billion as of March 31, 2021 and December 31, 2020, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At March 31, 2021 and December 31, 2020, the Company owned $6.5 billion and $6.6 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations (CLOs)
There were no new securitizations during the three months ended March 31, 2021 and 2020. The following table summarizes selected retained interests related to Citigroup CLOs:

In millions of dollars	Mar. 31, 2021	Dec. 31, 2020
Carrying value of retained interests	$1,598	$1,611

All of Citi’s retained interests were held-to-maturity securities as of March 31, 2021 and December 31, 2020.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2021
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$32,535	$7,091
Corporate loans	15,535	10,742
Other (including investment funds, airlines and shipping)	166,460	21,264
Total	$214,530	$39,097

	December 31, 2020
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$34,570	$7,758
Corporate loans	12,022	7,654
Other (including investment funds, airlines and shipping)	167,613	20,442
Total	$214,205	$35,854

Municipal Securities Tender Option Bond (TOB) Trusts
At March 31, 2021 and December 31, 2020, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At March 31, 2021 and December 31, 2020, liquidity agreements provided with respect to customer TOB trusts totaled $1.6 billion and $1.6 billion, respectively, of which $0.8 billion and $0.8 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $3 billion and $3.6 billion as of March 31, 2021 and December 31, 2020, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

19.  DERIVATIVES
In the ordinary course of business, Citigroup enters into various types of derivative transactions. All derivatives are recorded in Trading account assets/Trading account liabilities on the Consolidated Balance Sheet. For additional information regarding Citi’s use of and accounting for derivatives, see Note 22 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest rate contracts
Swaps	$292,103	$334,351	$20,393,789	$17,724,147
Futures and forwards	—	—	5,605,982	4,142,514
Written options	—	—	1,596,927	1,573,483
Purchased options	—	—	1,519,811	1,418,255
Total interest rate contracts	$292,103	$334,351	$29,116,509	$24,858,399
Foreign exchange contracts
Swaps	$60,364	$65,709	$6,569,793	$6,567,304
Futures, forwards and spot	34,459	37,080	4,632,191	3,945,391
Written options	83	47	890,831	907,338
Purchased options	92	53	854,323	900,626
Total foreign exchange contracts	$94,998	$102,889	$12,947,138	$12,320,659
Equity contracts
Swaps	$—	$—	$273,550	$274,098
Futures and forwards	—	—	87,217	67,025
Written options	—	—	474,770	441,003
Purchased options	—	—	381,966	328,202
Total equity contracts	$—	$—	$1,217,503	$1,110,328
Commodity and other contracts
Swaps	$—	$—	$86,953	$80,127
Futures and forwards	1,340	924	155,094	143,175
Written options	—	—	75,989	71,376
Purchased options	—	—	73,052	67,849
Total commodity and other contracts	$1,340	$924	$391,088	$362,527
Credit derivatives(1)
Protection sold	$—	$—	$609,231	$543,607
Protection purchased	—	—	683,503	612,770
Total credit derivatives	$—	$—	$1,292,734	$1,156,377
Total derivative notionals	$388,441	$438,164	$44,964,972	$39,808,290

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of March 31, 2021 and December 31, 2020. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $250 billion and $280 billion as of March 31, 2021 and December 31, 2020, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at March 31, 2021	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,326	$44
Cleared	5	138
Interest rate contracts	$1,331	$182
Over-the-counter	$1,310	$1,689
Foreign exchange contracts	$1,310	$1,689
Total derivatives instruments designated as ASC 815 hedges	$2,641	$1,871
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$177,557	$160,611
Cleared	12,030	14,425
Exchange traded	65	72
Interest rate contracts	$189,652	$175,108
Over-the-counter	$137,979	$135,353
Cleared	889	746
Foreign exchange contracts	$138,868	$136,099
Over-the-counter	$25,396	$36,140
Cleared	30	15
Exchange traded	18,883	20,016
Equity contracts	$44,309	$56,171
Over-the-counter	$15,279	$17,285
Exchange traded	1,139	1,394
Commodity and other contracts	$16,418	$18,679
Over-the-counter	$8,199	$7,723
Cleared	2,427	2,841
Credit derivatives	$10,626	$10,564
Total derivatives instruments not designated as ASC 815 hedges	$399,873	$396,621
Total derivatives	$402,514	$398,492
Cash collateral paid/received(3)	$21,388	$22,945
Less: Netting agreements(4)	(307,824)	(307,824)
Less: Netting cash collateral received/paid(5)	(48,248)	(53,215)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$67,830	$60,398
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(871)	$(1,587)
Less: Non-cash collateral received/paid	(6,466)	(13,911)
Total net receivables/payables(6)	$60,493	$44,900

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
(3)Reflects the net amount of the $74,603 million and $71,193 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $53,215 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $48,248 million was used to offset trading derivative assets.
(4)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $278 billion, $12 billion and $18 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(5)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(6)The net receivables/payables include approximately $11 billion of derivative asset and $10 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

For the three months ended March 31, 2021 and 2020, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 to the Consolidated Financial Statements for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended March 31,
In millions of dollars	2021	2020
Interest rate contracts	$(60)	$155
Foreign exchange	(21)	24
Total	$(81)	$179

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended March 31,
	2021		2020
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(3,935)	$—	$6,847
Foreign exchange hedges	(210)	—	(1,911)	—
Commodity hedges	(289)	—	290	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(499)	$(3,935)	$(1,621)	$6,847
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$3,826	$—	$(6,815)
Foreign exchange hedges	210	—	1,911	—
Commodity hedges	289	—	(290)	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$499	$3,826	$1,621	$(6,815)
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(4)	$—	$(5)
Foreign exchange hedges(2)	4	—	(58)	—
Commodity hedges	(22)	—	(25)	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$(18)	$(4)	$(83)	$(5)

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.
(2)Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $(13) million and $33 million for the three months ended March 31, 2021 and 2020, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative hedge basis adjustment becomes part of the carrying value of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at March 31, 2021 and December 31, 2020, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities, that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of March 31, 2021
Debt securities AFS(1)(3)	$79,663	$(127)	$61
Long-term debt	157,408	1,665	4,400
As of December 31, 2020
Debt securities AFS(2)(3)	$81,082	$28	$342
Long-term debt	169,026	5,554	4,989

(1)These amounts include a cumulative basis adjustment of $(64) million for active hedges and $(140) million for de-designated hedges as of March 31, 2021, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $7 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $36 billion as of March 31, 2021) in a last-of-layer hedging relationship.
(2)These amounts include a cumulative basis adjustment of $(18) million for active hedges and $62 million for de-designated hedges as of December 31, 2020, related to certain prepayable financial assets designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $3 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $19 billion as of December 31, 2020) in a last-of-layer hedging relationship.
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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2021 is approximately $1.1 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

	Three Months Ended March 31,
In millions of dollars	2021		2020
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(455)		$2,497
Foreign exchange contracts	3		(11)
Total gain (loss) recognized in AOCI	$(452)		$2,486
	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$278	$—	$3
Foreign exchange contracts	(1)	—	(1)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$278	$(1)	$3
Net pretax change in cash flow hedges included within AOCI		$(729)		$2,484
(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue in the Consolidated Statement of Income.

Net Investment Hedges
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, was $557 million and $2,085 million for the three months ended March 31, 2021 and 2020, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at March 31, 2021	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,886	$3,402	$126,799	$123,430
Broker-dealers	1,913	1,269	48,722	46,866
Non-financial	107	95	6,658	2,789
Insurance and other financial institutions	5,720	5,798	501,324	436,146
Total by industry of counterparty	$10,626	$10,564	$683,503	$609,231
By instrument
Credit default swaps and options	$9,647	$10,020	$667,075	$602,994
Total return swaps and other	979	544	16,428	6,237
Total by instrument	$10,626	$10,564	$683,503	$609,231
By rating of reference entity
Investment grade	$4,424	$4,083	$514,482	$455,166
Non-investment grade	6,202	6,481	169,021	154,065
Total by rating of reference entity	$10,626	$10,564	$683,503	$609,231
By maturity
Within 1 year	$1,186	$1,237	$148,225	$133,828
From 1 to 5 years	6,413	6,419	439,990	396,443
After 5 years	3,027	2,908	95,288	78,960
Total by maturity	$10,626	$10,564	$683,503	$609,231

(1)The fair value amount receivable is composed of $4,166 million under protection purchased and $6,460 million under protection sold.
(2)The fair value amount payable is composed of $7,027 million under protection purchased and $3,537 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2020	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,902	$3,187	$117,685	$120,739
Broker-dealers	1,770	1,215	46,928	44,692
Non-financial	109	90	5,740	2,217
Insurance and other financial institutions	5,008	5,637	442,417	375,959
Total by industry of counterparty	$9,789	$10,129	$612,770	$543,607
By instrument
Credit default swaps and options	$9,254	$9,254	$599,633	$538,426
Total return swaps and other	535	875	13,137	5,181
Total by instrument	$9,789	$10,129	$612,770	$543,607
By rating of reference entity
Investment grade	$4,136	$4,037	$478,643	$418,147
Non-investment grade	5,653	6,092	134,127	125,460
Total by rating of reference entity	$9,789	$10,129	$612,770	$543,607
By maturity
Within 1 year	$914	$1,355	$134,080	$125,464
From 1 to 5 years	6,022	5,991	421,682	374,376
After 5 years	2,853	2,783	57,008	43,767
Total by maturity	$9,789	$10,129	$612,770	$543,607

(1)    The fair value amount receivable is composed of $3,514 million under protection purchased and $6,275 million under protection sold.
(2)    The fair value amount payable is composed of $7,037 million under protection purchased and $3,092 million under protection sold.

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at both March 31, 2021 and December 31, 2020 was $22 billion and $25 billion, respectively. The Company posted $19 billion and $22 billion as collateral for this exposure in the normal course of business as of March 31, 2021 and December 31, 2020, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of March 31, 2021, the Company could be required to post an additional $1 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $2 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $1.9 billion and $2.0 billion as of March 31, 2021 and December 31, 2020, respectively.
At March 31, 2021, the fair value of these previously derecognized assets was $2.1 billion. The fair value of the total return swaps as of March 31, 2021 was $252 million recorded as gross derivative assets and $22 million recorded as gross derivative liabilities. At December 31, 2020, the fair value of these previously derecognized assets was $2.2 billion, and the fair value of the total return swaps was $135 million recorded as gross derivative assets and $7 million recorded as gross derivative liabilities.
The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

20.  FAIR VALUE MEASUREMENT
For additional information regarding fair value measurement at Citi, see Note 24 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at March 31, 2021 and December 31, 2020:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	March 31, 2021	December 31, 2020
Counterparty CVA	$(642)	$(800)
Asset FVA	(449)	(525)
Citigroup (own credit) CVA	376	403
Liability FVA	91	67
Total CVA—derivative instruments	$(624)	$(855)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended March 31,
In millions of dollars	2021	2020
Counterparty CVA	$9	$(283)
Asset FVA	69	(1,053)
Own credit CVA	(37)	533
Liability FVA	24	337
Total CVA—derivative instruments	$65	$(466)
DVA related to own FVO liabilities(1)	$(38)	$4,188
Total CVA and DVA	$27	$3,722

(1)    See Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

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

As required under the fair value hierarchy, the Company considers relevant and observable market inputs in its valuations where possible. The frequency of transactions, the size of the bid/ask spread and the amount of adjustment necessary when comparing similar transactions are all factors in determining the relevance of observed prices in those markets.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at March 31, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$308,726	$262	$308,988	$(110,080)	$198,908
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	35,846	38	35,884		35,884
Residential	—	317	268	585		585
Commercial	—	813	59	872		872
Total trading mortgage-backed securities	$—	$36,976	$365	$37,341	$—	$37,341
U.S. Treasury and federal agency securities	$59,877	$2,325	$—	$62,202		$62,202
State and municipal	—	1,171	94	1,265		1,265
Foreign government	76,118	16,226	81	92,425		92,425
Corporate	1,256	19,209	290	20,755		20,755
Equity securities	53,461	11,296	89	64,846		64,846
Asset-backed securities	—	951	1,208	2,159		2,159
Other trading assets(2)	12	11,253	571	11,836		11,836
Total trading non-derivative assets	$190,724	$99,407	$2,698	$292,829	$—	$292,829
Trading derivatives
Interest rate contracts	$95	$187,808	$3,080	$190,983
Foreign exchange contracts	—	139,621	557	140,178
Equity contracts	141	42,287	1,881	44,309
Commodity contracts	—	14,704	1,714	16,418
Credit derivatives	—	9,459	1,167	10,626
Total trading derivatives	$236	$393,879	$8,399	$402,514
Cash collateral paid(3)				$21,388
Netting agreements					$(307,824)
Netting of cash collateral received					(48,248)
Total trading derivatives	$236	$393,879	$8,399	$423,902	$(356,072)	$67,830
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$42,673	$30	$42,703		$42,703
Residential	—	437	—	437		437
Commercial	—	45	—	45		45
Total investment mortgage-backed securities	$—	$43,155	$30	$43,185	$—	$43,185
U.S. Treasury and federal agency securities	$122,532	$168	$—	$122,700		$122,700
State and municipal	—	2,457	794	3,251		3,251
Foreign government	73,560	45,531	523	119,614		119,614
Corporate	6,212	3,980	56	10,248		10,248
Marketable equity securities	184	65	—	249		249
Asset-backed securities	—	270	4	274		274
Other debt securities	—	4,764	—	4,764		4,764
Non-marketable equity securities(4)	—	44	352	396		396
Total investments	$202,488	$100,434	$1,759	$304,681	$—	$304,681

Table continues on the next page.

In millions of dollars at March 31, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$5,581	$1,944	$7,525		$7,525
Mortgage servicing rights	—	—	433	433		433
Non-trading derivatives and other financial assets measured on a recurring basis	$2,311	$7,864	$—	$10,175	$—	$10,175
Total assets	$395,759	$915,891	$15,495	$1,348,533	$(466,152)	$882,381
Total as a percentage of gross assets(5)	29.8%	69.0%	1.2%
Liabilities
Interest-bearing deposits	$—	$2,941	$199	$3,140		$3,140
Securities loaned and sold under agreements to repurchase	—	161,693	977	162,670	(93,957)	68,713
Trading account liabilities
Securities sold, not yet purchased	104,802	13,730	167	118,699		118,699
Other trading liabilities	—	14	6	20		20
Total trading liabilities	$104,802	$13,744	$173	$118,719	$—	$118,719
Trading derivatives
Interest rate contracts	$77	$173,362	$1,851	$175,290
Foreign exchange contracts	1	137,144	643	137,788
Equity contracts	56	51,358	4,757	56,171
Commodity contracts	—	17,697	982	18,679
Credit derivatives	—	9,468	1,096	10,564
Total trading derivatives	$134	$389,029	$9,329	$398,492
Cash collateral received(6)				$22,945
Netting agreements					$(307,824)
Netting of cash collateral paid					(53,215)
Total trading derivatives	$134	$389,029	$9,329	$421,437	$(361,039)	$60,398
Short-term borrowings	$—	$7,357	$49	$7,406		$7,406
Long-term debt	—	41,734	26,337	68,071		68,071
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$2,619	$48	$8	$2,675		$2,675
Total liabilities	$107,555	$616,546	$37,072	$784,118	$(454,996)	$329,122
Total as a percentage of gross liabilities(5)	14.1%	81.0%	4.9%

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
(3)Reflects the net amount of $74,603 million of gross cash collateral paid, of which $53,215 million was used to offset trading derivative liabilities.
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
(6)Reflects the net amount of $71,193 million of gross cash collateral received, of which $48,248 million was used to offset trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$335,073	$320	$335,393	$(150,189)	$185,204
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	42,903	27	42,930	—	42,930
Residential	—	391	340	731	—	731
Commercial	—	893	136	1,029	—	1,029
Total trading mortgage-backed securities	$—	$44,187	$503	$44,690	$—	$44,690
U.S. Treasury and federal agency securities	$64,529	$2,269	$—	$66,798	$—	$66,798
State and municipal	—	1,224	94	1,318	—	1,318
Foreign government	68,195	15,143	51	83,389	—	83,389
Corporate	1,607	18,840	375	20,822	—	20,822
Equity securities	54,117	12,289	73	66,479	—	66,479
Asset-backed securities	—	776	1,606	2,382	—	2,382
Other trading assets(2)	—	11,295	945	12,240	—	12,240
Total trading non-derivative assets	$188,448	$106,023	$3,647	$298,118	$—	$298,118
Trading derivatives
Interest rate contracts	$42	$238,026	$3,393	$241,461
Foreign exchange contracts	2	155,994	674	156,670
Equity contracts	66	48,362	2,091	50,519
Commodity contracts	—	13,546	992	14,538
Credit derivatives	—	8,634	1,155	9,789
Total trading derivatives	$110	$464,562	$8,305	$472,977
Cash collateral paid(3)				$32,778
Netting agreements					$(364,879)
Netting of cash collateral received					(63,915)
Total trading derivatives	$110	$464,562	$8,305	$505,755	$(428,794)	$76,961
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$43,888	$30	$43,918	$—	$43,918
Residential	—	571	—	571	—	571
Commercial	—	50	—	50	—	50
Total investment mortgage-backed securities	$—	$44,509	$30	$44,539	$—	$44,539
U.S. Treasury and federal agency securities	$146,032	$172	$—	$146,204	$—	$146,204
State and municipal	—	2,885	834	3,719	—	3,719
Foreign government	77,056	47,644	268	124,968	—	124,968
Corporate	6,326	4,114	60	10,500	—	10,500
Marketable equity securities	287	228	—	515	—	515
Asset-backed securities	—	277	1	278	—	278
Other debt securities	—	4,876	—	4,876	—	4,876
Non-marketable equity securities(4)	—	50	349	399	—	399
Total investments	$229,701	$104,755	$1,542	$335,998	$—	$335,998
Table continues on the next page.

In millions of dollars at December 31, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$4,869	$1,985	$6,854	$—	$6,854
Mortgage servicing rights	—	—	336	336	—	336
Non-trading derivatives and other financial assets measured on a recurring basis	$6,230	$8,383	$—	$14,613	$—	$14,613
Total assets	$424,489	$1,023,665	$16,135	$1,497,067	$(578,983)	$918,084
Total as a percentage of gross assets(5)	29.0%	69.9%	1.1%
Liabilities
Interest-bearing deposits	$—	$1,752	$206	$1,958	$—	$1,958
Securities loaned and sold under agreements to repurchase	—	156,644	631	157,275	(97,069)	60,206
Trading account liabilities
Securities sold, not yet purchased	85,353	14,477	214	100,044	—	100,044
Other trading liabilities	—	—	26	26	—	26
Total trading liabilities	$85,353	$14,477	$240	$100,070	$—	$100,070
Trading account derivatives
Interest rate contracts	$25	$220,607	$1,779	$222,411
Foreign exchange contracts	3	155,441	622	156,066
Equity contracts	53	58,212	5,304	63,569
Commodity contracts	—	17,393	700	18,093
Credit derivatives	—	9,022	1,107	10,129
Total trading derivatives	$81	$460,675	$9,512	$470,268
Cash collateral received(6)				$8,196
Netting agreements					$(364,879)
Netting of cash collateral paid					(45,628)
Total trading derivatives	$81	$460,675	$9,512	$478,464	$(410,507)	$67,957
Short-term borrowings	$—	$4,464	$219	$4,683	$—	$4,683
Long-term debt	—	41,853	25,210	67,063	—	67,063
Non-trading derivatives and other financial liabilities measured on a recurring basis	$6,762	$72	$1	$6,835	$—	$6,835
Total liabilities	$92,196	$679,937	$36,019	$816,348	$(507,576)	$308,772
Total as a percentage of gross liabilities(5)	11.4%	84.1%	4.5%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2021 and 2020. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2021
Assets
Securities borrowed and purchased under agreements to resell	$320	$(9)	$—	$—	$—	$233	$—	$—	$(282)	$262	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	27	(1)	—	14	(1)	1	—	(2)	—	38	(1)
Residential	340	23	—	28	(3)	144	—	(264)	—	268	7
Commercial	136	5	—	16	(33)	13	—	(78)	—	59	(7)
Total trading mortgage-backed securities	$503	$27	$—	$58	$(37)	$158	$—	$(344)	$—	$365	$(1)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	94	—	—	—	—	—	—	—	—	94	1
Foreign government	51	1	—	11	—	57	—	(39)	—	81	(3)
Corporate	375	90	—	6	(118)	67	—	(130)	—	290	41
Marketable equity securities	73	45	—	4	(2)	12	—	(43)	—	89	9
Asset-backed securities	1,606	39	—	18	(50)	582	—	(987)	—	1,208	(79)
Other trading assets	945	(44)	—	30	(8)	147	4	(499)	(4)	571	1
Total trading non-derivative assets	$3,647	$158	$—	$127	$(215)	$1,023	$4	$(2,042)	$(4)	$2,698	$(31)
Trading derivatives, net(4)
Interest rate contracts	$1,614	$(172)	$—	$(45)	$—	$—	$(84)	$—	$(84)	$1,229	$(85)
Foreign exchange contracts	52	(138)	—	8	—	23	—	(15)	(16)	(86)	(31)
Equity contracts	(3,213)	303	—	36	6	24	—	(23)	(9)	(2,876)	268
Commodity contracts	292	314	—	158	(5)	66	—	(110)	17	732	324
Credit derivatives	48	(64)	—	67	3	—	—	—	17	71	(64)
Total trading derivatives, net(4)	$(1,207)	$243	$—	$224	$4	$113	$(84)	$(148)	$(75)	$(930)	$412
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2021
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$—	$—	$—	$—	$—	$—	$—	$30	$—
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$30	$—	$—	$—	$—	$—	$—	$—	$—	$30	$—
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	834	—	(18)	4	—	1	—	(27)	—	794	(16)
Foreign government	268	—	(2)	—	—	330	—	(73)	—	523	(11)
Corporate	60	—	(4)	—	—	—	—	—	—	56	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	1	—	—	3	—	—	—	—	—	4	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	349	—	10	1	—	—	—	(8)	—	352	4
Total investments	$1,542	$—	$(14)	$8	$—	$331	$—	$(108)	$—	$1,759	$(23)
Loans	$1,985	$—	$(128)	$211	$—	$—	$1	$—	$(125)	$1,944	$(125)
Mortgage servicing rights	336	—	73	—	—	—	43	—	(19)	433	80
Other financial assets measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—
Liabilities
Interest-bearing deposits	$206	$—	$16	$—	$—	$—	$9	$—	$—	$199	$7
Securities loaned and sold under agreements to repurchase	631	(15)	—	—	—	408	—	—	(77)	977	(15)
Trading account liabilities
Securities sold, not yet purchased	214	54	—	8	(4)	10	—	—	(7)	167	39
Other trading liabilities	26	20	—	—	—	—	—	—	—	6	21
Short-term borrowings	219	(1)	—	2	(12)	—	8	—	(169)	49	(1)
Long-term debt	25,210	2,622	—	932	(2)	—	5,720	—	(2,901)	26,337	1,962
Other financial liabilities measured on a recurring basis	1	—	(3)	—	—	—	14	—	(10)	8	(3)

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2021.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2020
Assets
Securities borrowed or purchased under agreements to resell	$303	$(20)	$—	$—	$—	$66	$—	$—	$(49)	$300	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	10	(75)	—	12	(3)	141	—	—	—	85	4
Residential	123	(8)	—	60	(4)	178	—	(45)	—	304	(11)
Commercial	61	—	—	3	(3)	27	—	(44)	—	44	(1)
Total trading mortgage-backed securities	$194	$(83)	$—	$75	$(10)	$346	$—	$(89)	$—	$433	$(8)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	64	2	—	10	(2)	21	—	(3)	—	92	—
Foreign government	52	(85)	—	—	—	86	—	(14)	—	39	70
Corporate	313	302	—	22	8	215	—	(448)	—	412	246
Equity securities	100	—	—	28	(3)	32	—	(14)	—	143	1
Asset-backed securities	1,177	(169)	—	239	(4)	468	—	(150)	—	1,561	(307)
Other trading assets	555	193	—	28	(137)	105	8	(103)	(10)	639	195
Total trading non-derivative assets	$2,455	$160	$—	$402	$(148)	$1,273	$8	$(821)	$(10)	$3,319	$197
Trading derivatives, net(4)
Interest rate contracts	$1	$351	$—	$1,383	$(22)	$1	$56	$13	$(28)	$1,755	$314
Foreign exchange contracts	(5)	(15)	—	(25)	9	44	—	(8)	2	2	19
Equity contracts	(1,596)	(210)	—	(287)	224	3	—	(1)	31	(1,836)	(223)
Commodity contracts	(59)	(459)	—	38	(56)	46	—	(34)	(18)	(542)	(441)
Credit derivatives	(56)	946	—	154	(286)	—	—	—	58	816	946
Total trading derivatives, net(4)	$(1,715)	$613	$—	$1,263	$(131)	$94	$56	$(30)	$45	$195	$615
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$14	$—	$1	$—	$—	$—	$—	$47	$34
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$14	$—	$1	$—	$—	$—	$—	$47	$34
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	623	—	(31)	138	—	—	—	(43)	—	687	(9)
Foreign government	96	—	(2)	27	—	147	—	(43)	—	225	(16)
Corporate	45	—	(8)	49	—	152	—	—	—	238	—
Equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	22	—	5	—	—	—	—	(11)	—	16	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	441	—	(74)	—	—	—	—	(3)	(10)	354	(76)
Total investments	$1,259	$—	$(96)	$214	$1	$299	$—	$(100)	$(10)	$1,567	$(67)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2020
Loans	$402	$—	$(79)	$217	$(1)	$—	$—	$—	$(2)	$537	$(127)
Mortgage servicing rights	495	—	(143)	—	—	—	32	—	(17)	367	(133)
Other financial assets measured on a recurring basis	1	—	—	—	—	—	—	(1)	—	—	—
Liabilities
Interest-bearing deposits	$215	$—	$(6)	$278	$—	$—	$—	$—	$(8)	$491	$—
Securities loaned or sold under agreements to repurchase	757	27	—	—	—	—	—	—	—	730	(33)
Trading account liabilities										—
Securities sold, not yet purchased	48	(167)	—	8	(10)	—	9	—	(22)	200	(240)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	13	10	—	11	—	—	38	—	—	52	10
Long-term debt	17,169	1,311	—	3,189	(2,693)	—	4,261	—	(1,346)	19,269	936
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	2	—	(2)	—	—

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

Level 3 Fair Value Rollforward
There were no significant Level 3 transfers for the period December 31, 2020 to March 31, 2021.

The following were the significant Level 3 transfers for the period December 31, 2019 to March 31, 2020:

•Transfers of Interest rate contracts of $1.4 billion from Level 2 to Level 3 due to interest rate option volatility becoming an unobservable and/or significant input relative to the overall valuation of inflation and other interest rate derivatives.
•Transfers of Long-term debt of $3.2 billion from Level 2 to Level 3, primarily driven by $2.0 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to the overall valuation of certain structured long-term debt products and $1.2 billion related to structured debt products where unobservable credit spreads widened, causing the value of the embedded credit derivative feature to become significant relative to the total value of the instrument. In other instances, market changes have resulted in unobservable volatility becoming an insignificant input to the overall valuation of the instrument (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $2.7 billion of certain structured long-term debt products being transferred from Level 3 to Level 2.

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

As of March 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$262	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.34%	0.40%	0.37%
Mortgage-backed securities	$227	Price-based	Price	$24.00	$114.77	$91.51
	148	Yield analysis	Yield	2.47%	19.21%	8.44%
State and municipal, foreign government, corporate and other debt securities	$1,488	Price-based	Price	$—	$865.86	$89.54
	778	Model-based	Credit spread	35 bps	375 bps	230 bps
Marketable equity securities(5)	$49	Price-based	Price	$—	$70,000	$14,868
	32	Model-based	Recovery (in millions)	$5,733	$5,733	$5,733
			WAL	1.23 years	1.23 years	1.23 years
Asset-backed securities	$789	Price-based	Price	$2.07	$130.05	$70.09
	422	Yield analysis	Yield	3.04%	15.54%	7.71%
Non-marketable equities	$214	Comparables analysis	Illiquidity discount	10.00%	35.00%	21.94%
	100	Price-based	PE Ratio	12.00x	28.40x	18.42x
	37	Model-based	Adjustment factor	0.11x	0.56x	0.26x
			Price	$0.97	$1,960.00	$1,538.36
			EBITDA multiples	4.20x	16.70x	11.85x
			Revenue multiple	2.30x	28.80x	16.13x
Derivatives—gross(6)
Interest rate contracts (gross)	$4,892	Model-based	Inflation volatility	0.26%	2.90%	0.78%
			IR normal volatility	0.12%	0.89%	0.61%
Foreign exchange contracts (gross)	$1,200	Model-based	FX volatility	0.59%	13.70%	11.78%
			Interest rate	0.06%	46.79%	1.09%
			IR normal volatility	0.12%	0.88%	0.41%
Equity contracts (gross)(7)	$6,594	Model-based	Equity volatility	5.98%	94.42%	42.72%
			Forward price	61.90%	108.04%	93.54%
Commodity and other contracts (gross)	2,672	Model-based	Commodity correlation	(51.81)%	92.81%	62.96%
			Commodity volatility	0.10%	65.86%	24.26%
			Forward price	9.42%	383.13%	94.30%
Credit derivatives (gross)	$1,848	Model-based	Credit spread	6 bps	500 bps	88 bps
	413	Price-based	Recovery rate	25.00%	60.00%	39.84%
			Upfront points	—%	99.12%	50.13%
Loans and leases	$1,893	Model-based	Equity volatility	23.41%	80.12%	62.45%
Mortgage servicing rights	$354	Cash flow	Yield	3.00%	16.60%	7.57%

As of March 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
	79	Model-based	WAL	3.45 years	6.91 years	5.86 years
Liabilities
Interest-bearing deposits	$199	Model-based	IR normal volatility	0.12%	0.89%	0.68%
Securities loaned and sold under agreements to repurchase	$977	Model-based	Interest rate	0.08%	1.86%	0.71%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$129	Model-based	IR lognormal volatility	60.74%	140.02%	109.00%
	45	Price-based	Price	$—	$865.86	$77.85
			Interest rate	0.20%	39.36%	7.26%
Short-term borrowings and long-term debt	$26,380	Model-based	IR normal volatility	0.12%	0.89%	0.62%
			Forward price	9.42%	383.13%	92.82%

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$320	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.30%	0.35%	0.32%
Mortgage-backed securities	$344	Price-based	Price	$30	$111	$80
	168	Yield analysis	Yield	2.63%	21.80%	10.13%
State and municipal, foreign government, corporate and other debt securities	$1,566	Price-based	Price	$—	$2,265	$90
	852	Model-based	Credit spread	35 bps	375 bps	226 bps
Marketable equity securities(5)	$36	Model-based	Price	$—	$31,000	$5,132
	36	Price-based	WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,733	$5,733	$5,733
Asset-backed securities	$863	Price-based	Price	$2	$157	$59
	744	Yield analysis	Yield	3.77%	21.77%	9.01%
Non-marketable equities	$205	Comparables analysis	Illiquidity discount	10.00%	45.00%	25.29%
			PE ratio	13.60x	28.00x	22.83x
	142	Price-based	Price	$136	$2,041	$1,647
			EBITDA multiples	3.30x	36.70x	15.10x
			Adjustment factor	0.20x	0.61x	0.25x
			Appraised value (in thousands)	$287	$39,745	$21,754
			Revenue multiple	2.70x	28.00x	8.92x
Derivatives—gross(6)
Interest rate contracts (gross)	$5,143	Model-based	Inflation volatility	0.27%	2.36%	0.78%
			IR normal volatility	0.11%	0.73%	0.52%
Foreign exchange contracts (gross)	$1,296	Model-based	FX volatility	1.70%	12.63%	5.41%
			Contingent event	100.00%	100.00%	100.00%
			Interest rate	0.84%	84.09%	17.55%
			IR normal volatility	0.11%	0.52%	0.46%
			IR-FX correlation	40.00%	60.00%	50.00%
			IR-IR correlation	(21.71)%	40.00%	38.09%
Equity contracts (gross)(7)	$7,330	Model-based	Equity volatility	5.00%	91.43%	42.74%
			Forward price	65.88%	105.20%	91.82%

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Commodity and other contracts (gross)	$1,636	Model-based	Commodity correlation	(44.92)%	95.91%	70.60%
			Commodity volatility	0.16%	80.17%	23.72%
			Forward price	15.40%	262.00%	98.53%
Credit derivatives (gross)	$1,854	Model-based	Credit spread	3.50 bps	352.35 bps	99.89 bps
	408	Price-based	Recovery rate	20.00%	60.00%	41.60%
			Credit correlation	25.00%	80.00%	43.36%
			Upfront points	—%	107.20%	48.10%
Loans and leases	$1,804	Model-based	Equity volatility	24.65%	83.09%	58.23%
Mortgage servicing rights	$258	Cash flow	Yield	2.86%	16.00%	6.32%
	78	Model-based	WAL	2.66 years	5.40 years	4.46 years
Liabilities
Interest-bearing deposits	$206	Model-based	IR Normal volatility	0.11%	0.73%	0.54%
Securities loaned and sold under agreements to repurchase	$631	Model-based	Interest rate	0.08%	1.86%	0.71%
Trading account liabilities
Securities sold, not yet purchased	$178	Model-based	IR lognormal volatility	52.06%	128.87%	89.82%
	62	Price-based	Price	$—	$866	$80
			Interest rate	10.03%	20.07%	13.70%
Short-term borrowings and long-term debt	$24,827	Model-based	IR Normal volatility	0.11%	0.73%	0.51%
			Forward price	15.40%	262.00%	92.48%
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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2021
Loans HFS(1)	$1,859	$895	$964
Other real estate owned	26	6	20
Loans(2)	1,060	646	414
Non-marketable equity securities measured using the measurement alternative	254	254	—
Total assets at fair value on a nonrecurring basis	$3,199	$1,801	$1,398

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2020
Loans HFS(1)	$3,375	$478	$2,897
Other real estate owned	17	4	13
Loans(2)	1,015	679	336
Non-marketable equity securities measured using the measurement alternative	315	312	3
Total assets at fair value on a nonrecurring basis	$4,722	$1,473	$3,249
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

As of March 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$964	Price-based	Price	$74.33	$100.00	$98.00
Other real estate owned	$17	Recovery analysis	Appraised value(4)	$186,431	$4,328,299	$3,682,631
	3	Price-based	Price	53.30	53.30	53.30
Loans(5)	$377	Price-based	Price	$2.50	$50.00	$25.06
	37	Recovery analysis	Appraised value(4)	95	43,646,426	15,277,236

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$2,683	Price-based	Price	$79	$100	$98
Other real estate owned	$7	Price-based	Appraised value(4)	$3,110,711	$4,241,357	$3,586,975
	4	Recovery analysis	Price	51	51	51
Loans(5)	$147	Price-based	Price	$2	$49	$23
	73	Recovery analysis	Recovery rate	0.99%	78.00%	13.37%
			Appraised value(4)	$34	$43,646,426	$17,762,950

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

Nonrecurring Fair Value Changes
The following tables present total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended March 31,
In millions of dollars	2021	2020
Loans HFS	$(4)	$(391)
Other real estate owned	—	—
Loans(1)	1	(44)
Non-marketable equity securities measured using the measurement alternative	81	22
Total nonrecurring fair value gains (losses)	$78	$(413)

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

	March 31, 2021		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$167.1	$167.3	$59.4	$105.4	$2.5
Securities borrowed and purchased under agreements to resell	116.2	116.2	—	116.2	—
Loans(1)(2)	636.2	653.1	—	0.9	652.2
Other financial assets(2)(3)	415.8	415.8	305.5	19.2	91.1
Liabilities
Deposits	$1,297.8	$1,298.6	$—	$1,125.7	$172.9
Securities loaned and sold under agreements to repurchase	150.5	150.5	—	150.5	—
Long-term debt(4)	188.3	201.4	—	181.0	20.4
Other financial liabilities(5)	117.6	117.6	—	18.3	99.3

	December 31, 2020		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$110.3	$113.2	$23.3	$87.0	$2.9
Securities borrowed and purchased under agreements to resell	109.5	109.5	—	109.5	—
Loans(1)(2)	643.3	663.9	—	0.6	663.3
Other financial assets(2)(3)	383.2	383.2	291.5	18.1	73.6
Liabilities
Deposits	$1,278.7	$1,278.8	$—	$1,093.3	$185.5
Securities loaned and sold under agreements to repurchase	139.3	139.3	—	139.3	—
Long-term debt(4)	204.6	221.2	—	197.8	23.4
Other financial liabilities(5)	102.4	102.4	—	19.2	83.2
(1)The carrying value of loans is net of the Allowance for credit losses on loans of $21.6 billion for March 31, 2021 and $25.0 billion for December 31, 2020. In addition, the carrying values exclude $0.6 billion and $0.7 billion of lease finance receivables at March 31, 2021 and December 31, 2020, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2021 and December 31, 2020 were liabilities of $7.3 billion and $7.3 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended March 31,
In millions of dollars	2021	2020
Assets
Securities borrowed and purchased under agreements to resell	$(28)	$92
Trading account assets	101	(834)
Investments	—	—
Loans
Certain corporate loans	129	(863)
Certain consumer loans	—	1
Total loans	$129	$(862)
Other assets
MSRs	$73	$(143)
Certain mortgage loans HFS(1)	(3)	62
Total other assets	$70	$(81)
Total assets	$272	$(1,685)
Liabilities
Interest-bearing deposits	$37	$112
Securities loaned and sold under agreements to repurchase	13	(288)
Trading account liabilities	2	(61)
Short-term borrowings(2)	(135)	1,256
Long-term debt(2)	2,008	7,365
Total liabilities	$1,925	$8,384
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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $38 million and a gain of $4,188 million for the three months ended March 31, 2021 and 2020, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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
The following table provides information about certain credit products carried at fair value:

	March 31, 2021		December 31, 2020
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$7,147	$7,525	$8,063	$6,854
Aggregate unpaid principal balance in excess of (less than) fair value	(112)	(229)	(915)	(14)
Balance of non-accrual loans or loans more than 90 days past due	—	4	—	4
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $921 million and $1,068 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2021 and December 31, 2020, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2021 and 2020 due to instrument-specific credit risk totaled to a loss of $(2) million and a loss of $(83) million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.7 billion and $0.5 billion at March 31, 2021 and December 31, 2020, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of March 31, 2021, there were approximately $6.0 billion and $5.0 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	March 31, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$1,434	$1,742
Aggregate fair value in excess of (less than) unpaid principal balance	(276)	91
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2021 and 2020 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	March 31, 2021	December 31, 2020
Interest rate linked	$24.7	$16.0
Foreign exchange linked	0.8	1.2
Equity linked	29.5	27.3
Commodity linked	1.4	1.4
Credit linked	2.6	2.6
Total	$59.0	$48.5
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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	March 31, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$68,071	$67,063
Aggregate unpaid principal balance in excess of (less than) fair value	(3,433)	(5,130)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	March 31, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$7,406	$4,683
Aggregate unpaid principal balance in excess of (less than) fair value	—	68

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
For additional information regarding Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from the tables below, see Note 26 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
The following tables present information about Citi’s guarantees at March 31, 2021 and December 31, 2020:

	Maximum potential amount of future payments
In billions of dollars at March 31, 2021	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$23.3	$70.8	$94.1	$1,123
Performance guarantees	6.6	6.2	12.8	63
Derivative instruments considered to be guarantees	12.2	57.2	69.4	458
Loans sold with recourse	—	1.2	1.2	8
Securities lending indemnifications(1)	132.1	—	132.1	—
Credit card merchant processing(2)	96.4	—	96.4	3
Credit card arrangements with partners	—	0.8	0.8	7
Custody indemnifications and other	—	23.1	23.1	33
Total	$270.6	$159.3	$429.9	$1,695

	Maximum potential amount of future payments
In billions of dollars at December 31, 2020	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.3	$68.4	$93.7	$1,407
Performance guarantees	7.3	6.0	13.3	72
Derivative instruments considered to be guarantees	20.0	60.9	80.9	671
Loans sold with recourse	—	1.2	1.2	9
Securities lending indemnifications(1)	112.2	—	112.2	—
Credit card merchant processing(2)	101.9	—	101.9	3
Credit card arrangements with partners	0.2	0.8	1.0	7
Custody indemnifications and other	—	37.3	37.3	35
Total	$266.9	$174.6	$441.5	$2,204
(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At March 31, 2021 and December 31, 2020, this maximum potential exposure was estimated to be $96 billion and $102 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $32 million and $31 million at March 31, 2021 and December 31, 2020, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2021 and December 31, 2020, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2021 or December 31, 2020 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason,

including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.
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
However, for exchange-traded and OTC-cleared derivative contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $16.8 billion and $16.6 billion as of March 31, 2021 and December 31, 2020, respectively.
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

Carrying Value—Guarantees and Indemnifications
At March 31, 2021 and December 31, 2020, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.7 billion and $2.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $60.5 billion and $51.6 billion at March 31, 2021 and December 31, 2020, respectively. Securities and other marketable assets held as collateral amounted to $92.2 billion and $80.1 billion at March 31, 2021 and December 31, 2020, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $4.9 billion and $6.6 billion at March 31, 2021 and December 31, 2020, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at March 31, 2021	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$78.2	$15.6	$0.3	$94.1
Performance guarantees	9.7	3.1	—	12.8
Derivative instruments deemed to be guarantees	—	—	69.4	69.4
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	132.1	132.1
Credit card merchant processing	—	—	96.4	96.4
Credit card arrangements with partners	—	—	0.8	0.8
Custody indemnifications and other	10.6	12.5	—	23.1
Total	$98.5	$31.2	$300.2	$429.9

	Maximum potential amount of future payments
In billions of dollars at December 31, 2020	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$78.5	$14.6	$0.6	$93.7
Performance guarantees	9.8	3.0	0.5	13.3
Derivative instruments deemed to be guarantees	—	—	80.9	80.9
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	112.2	112.2
Credit card merchant processing	—	—	101.9	101.9
Credit card arrangements with partners	—	—	1.0	1.0
Custody indemnifications and other	24.9	12.4	—	37.3
Total	$113.2	$30.0	$298.3	$441.5

Leases
The Company’s operating leases, where Citi is a lessee, include real estate such as office space and branches and various types of equipment. These leases have a weighted-average remaining lease term of approximately six years as of March 31, 2021. The operating lease ROU asset and lease liability were $2.9 billion and $3.1 billion, respectively, as of March 31, 2021, compared to an operating lease ROU asset of $2.8 billion and lease liability of $3.1 billion as of December 31, 2020. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2021	December 31, 2020
Commercial and similar letters of credit	$783	$5,092	$5,875	$5,221
One- to four-family residential mortgages	3,393	2,387	5,780	5,002
Revolving open-end loans secured by one- to four-family residential properties	8,105	1,204	9,309	9,626
Commercial real estate, construction and land development	13,980	2,356	16,336	12,867
Credit card lines	609,591	100,961	710,552	710,399
Commercial and other consumer loan commitments	217,804	123,196	341,000	322,458
Other commitments and contingencies	5,302	1,299	6,601	5,715
Total	$858,958	$236,495	$1,095,453	$1,071,288

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At March 31, 2021 and December 31, 2020, Citigroup had approximately $117.8 billion and $71.8 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $72.9 billion and $62.5 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 10 to the Consolidated Financial Statements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	March 31, 2021	December 31, 2020
Cash and due from banks	$3,884	$3,774
Deposits with banks, net of allowance	12,006	14,203
Total	$15,890	$17,977

In response to the COVID-19 pandemic, the Federal Reserve Bank and certain other central banks eased regulations related to minimum required cash deposited with central banks.

23.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 27 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
In accordance with ASC 450, Citigroup establishes accruals for contingencies, including any litigation, regulatory, or tax matters disclosed herein, when Citigroup believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At March 31, 2021, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.4 billion in the aggregate.
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
For further information on ASC 450 and Citigroup’s accounting and disclosure framework for contingencies, including for any litigation, regulatory, and tax matters disclosed herein, see Note 27 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

ANZ Underwriting Matter
In March 2021, the investigation of Citigroup Global Markets Australia Pty Limited commenced by the Australia Securities and Investments Commission in 2016 concluded with no enforcement action.

Foreign Exchange Matters
Antitrust and Other Litigation: In 2020, a London-based investment manager issued a claim against Citibank and Citigroup Global Markets Limited (CGML), captioned THE ECU GROUP PLC v. CITIBANK N.A. AND OTHERS, in the High Court of Justice in London. The claimant alleges that it suffered losses from the handling and execution of certain foreign exchange stop loss orders and market orders. The claimant asserts common law and statutory claims and seeks compensatory damages. Additional information concerning this action is publicly available in court filings under the docket number FL-2020-000046.
On January 29, 2021, in J WISBEY & ASSOCIATES PTY LTD v. UBS AG & ORS, the court refused an application by plaintiffs to amend their pleadings. Additional information concerning this action is publicly available in court filings under the docket number VID567/2019.

Interbank Offered Rates–Related Litigation and Other Matters
Antitrust and Other Litigation: On March 17, 2021, in FUND LIQUIDATION HOLDINGS LLC, AS ASSIGNOR AND SUCCESSOR-IN-INTEREST TO FRONTPOINT ASIAN EVENT DRIVEN FUND L.P., ET AL. v. CITIBANK, N.A., ET AL., the United States Court of Appeals for the Second Circuit vacated the judgment of the district court regarding the court’s lack of jurisdiction and remanded the case for further proceedings. Additional information concerning this action is publicly available in court filings under the docket numbers 16 Civ. 5263 (S.D.N.Y.) (Hellerstein, J.) and 19-2719 (2d Cir.).
On April 8, 2021, in SCS BANQUE DELUBAC & CIE v. CITIGROUP INC., ET AL., the Cour de cassation of France affirmed the decision of the Court of Appeal of Nîmes, which had held that no court of France has territorial jurisdiction over Banque Delubac’s claims, and dismissed the plaintiff’s appeal. Additional information concerning this action is publicly available in court filings under docket numbers RG no. 2018F02750 in the Commercial Court of Marseille and 19-16.931 in the Cour de cassation.

Revlon-related Wire Transfer Litigation
On February 26, 2021, Citibank filed a notice of appeal in the United States Court of Appeals of the district court’s judgment in favor of the defendants. Additional information concerning this action is publicly available in court filings under docket numbers 20-CV-6539 (S.D.N.Y.) (Furman, J.) and 21-487 (2d Cir.).

Shareholder Derivative and Securities Litigation
On February 4, 2021, three putative class action complaints were consolidated under the case name IN RE CITIGROUP SECURITIES LITIGATION, and a consolidated amended complaint was filed on April 20, 2021. Additional information concerning this action is publicly available in court filings under the docket number 1:20-CV-9132 (S.D.N.Y.) (Nathan, J.).
On February 8, 2021, in IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION, the United States District Court for the Southern District of New York granted defendants’ motion for a stay pending resolution of defendants’ anticipated motion to dismiss in IN RE CITIGROUP SECURITIES LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 1:20-CV-09438 (S.D.N.Y.) (Nathan, J.).
On February 25, 2021, the Supreme Court of the State of New York stayed two derivative actions, which have been consolidated under the case name IN RE CITIGROUP INC. DERIVATIVE LITIGATION, pending resolution of defendants’ anticipated motion to dismiss in IN RE CITIGROUP SECURITIES LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 656759/2020 (N.Y. Sup. Ct.) (Schecter, J.).

Sovereign Securities Matters
Antitrust and Other Litigation: On February 9, 2021, purchasers of Euro-denominated sovereign debt issued by European central governments added Citigroup Global Markets Inc., CGML and others as defendants to a putative class action, captioned IN RE EUROPEAN GOVERNMENT BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants engaged in a conspiracy to inflate prices of European government bonds in primary market auctions and to fix the prices of European government bonds in secondary markets. Plaintiffs assert a claim under the Sherman Act and seek treble damages and attorneys’ fees. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 02601 (S.D.N.Y.) (Marrero, J.).
On March 31, 2021, in IN RE TREASURY SECURITIES AUCTION ANTITRUST LITIGATION, the court granted defendants’ motion to dismiss all claims, without prejudice to plaintiffs filing an amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 15-MD-2673 (S.D.N.Y.) (Gardephe, J.).
On March 8, 2021, CITY OF NEW ORLEANS, ET AL. v. BANK OF AMERICA CORPORATION, ET AL. was transferred to the United States District Court for the Middle District of Louisiana. Additional information concerning this action is publicly available in court filings under the docket number 21 Civ. 147 (M.D. La.) (Dick, C.J.).

Tribune Company Bankruptcy
On April 19, 2021, the United States Supreme Court denied the Tribune noteholders’ petition for certiorari. Additional information concerning this action is publicly available in court filings under the docket numbers 12 MC 2296 (S.D.N.Y.) (Cote, J.), 13-3992 (2d Cir.), and 20-8 (U.S.).

Wind Farm Litigation
Beginning in March 2021, six wind farms in Texas have commenced actions in New York and Texas state courts for declaratory judgments and breach of contract, asserting that the February 2021 winter storm in Texas excused their performance to deliver energy to Citi Energy Inc. (CEI) under the force majeure provisions of their contracts with CEI. In addition to seeking a declaration that damages are not owed to CEI, the wind farms also seek temporary restraining orders and/or preliminary injunctions, preventing CEI from exercising remedies under the contracts. Additional information concerning these actions is publicly available in court filings under docket numbers 652078/2021 (Sup. Ct. N.Y. Cnty.) (Reed, J.), 2021-01387 (1st Dep’t), 652312/2021 (Sup. Ct. N.Y. Cnty.) (Reed, J.), 2021-23588 (District Court Harris County TX) (Schaffer, J.), and 2021-26150 (District Court Harris County TX) (Engelhart, J.).

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation or other accruals.

This page intentionally left blank.

24.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Citigroup previously amended its Registration Statement on Form S-3 on file with the SEC (File No. 33-192302), which added its wholly owned subsidiary, Citigroup Global Markets Holdings Inc. (CGMHI), as a co-registrant. Any securities issued by CGMHI under the Form S-3 will be fully and unconditionally guaranteed by Citigroup.
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three months ended March 31, 2021 and 2020, Condensed Consolidating Balance Sheet as of March 31, 2021 and December 31, 2020 and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2021 and 2020 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$100	$—	$—	$(100)	$—
Interest revenue	—	971	11,563	—	12,534
Interest revenue—intercompany	958	145	(1,103)	—	—
Interest expense	1,212	223	933	—	2,368
Interest expense—intercompany	84	329	(413)	—	—
Net interest revenue	$(338)	$564	$9,940	$—	$10,166
Commissions and fees	$—	$2,161	$1,509	$—	$3,670
Commissions and fees—intercompany	(26)	47	(21)	—	—
Principal transactions	1,769	5,658	(3,514)	—	3,913
Principal transactions—intercompany	(1,878)	(4,238)	6,116	—	—
Other revenue	55	103	1,420	—	1,578
Other revenue—intercompany	(64)	(20)	84	—	—
Total non-interest revenues	$(144)	$3,711	$5,594	$—	$9,161
Total revenues, net of interest expense	$(382)	$4,275	$15,534	$(100)	$19,327
Provisions for credit losses and for benefits and claims	$—	$4	$(2,059)	$—	$(2,055)
Operating expenses
Compensation and benefits	$28	$1,334	$4,639	$—	$6,001
Compensation and benefits—intercompany	24	—	(24)	—	—
Other operating	11	642	4,419	—	5,072
Other operating—intercompany	3	680	(683)	—	—
Total operating expenses	$66	$2,656	$8,351	$—	$11,073
Equity in undistributed income of subsidiaries	$8,173	$—	$—	$(8,173)	$—
Income (loss) from continuing operations before income taxes	$7,725	$1,615	$9,242	$(8,273)	$10,309
Provision (benefit) for income taxes	(217)	452	2,097	—	2,332
Income (loss) from continuing operations	$7,942	$1,163	$7,145	$(8,273)	$7,977
Income (loss) from discontinued operations, net of taxes	—	—	(2)	—	(2)
Net income before attribution of noncontrolling interests	$7,942	$1,163	$7,143	$(8,273)	$7,975
Noncontrolling interests	—	—	33	—	33
Net income (loss)	$7,942	$1,163	$7,110	$(8,273)	$7,942
Comprehensive income
Add: Other comprehensive income (loss)	$(2,953)	$(50)	$537	$(487)	$(2,953)
Total Citigroup comprehensive income (loss)	$4,989	$1,113	$7,647	$(8,760)	$4,989
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(58)	$—	$(58)
Add: Net income attributable to noncontrolling interests	—	—	33	—	33
Total comprehensive income (loss)	$4,989	$1,113	$7,622	$(8,760)	$4,964

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$105	$—	$—	$(105)	$—
Interest revenue	—	1,903	15,236	—	17,139
Interest revenue—intercompany	1,144	341	(1,485)	—	—
Interest expense	1,143	1,141	3,363	—	5,647
Interest expense—intercompany	248	782	(1,030)	—	—
Net interest revenue	$(247)	$321	$11,418	$—	$11,492
Commissions and fees	$—	$1,550	$1,471	$—	$3,021
Commissions and fees—intercompany	(19)	164	(145)	—	—
Principal transactions	(672)	6,254	(321)	—	5,261
Principal transactions—intercompany	502	(4,391)	3,889	—	—
Other revenue	80	49	828	—	957
Other revenue—intercompany	(70)	13	57	—	—
Total non-interest revenues	$(179)	$3,639	$5,779	$—	$9,239
Total revenues, net of interest expense	$(321)	$3,960	$17,197	$(105)	$20,731
Provisions for credit losses and for benefits and claims	$—	$(1)	$6,961	$—	$6,960
Operating expenses
Compensation and benefits	$28	$1,296	$4,330	$—	$5,654
Compensation and benefits—intercompany	74	—	(74)	—	—
Other operating	23	598	4,368	—	4,989
Other operating—intercompany	4	482	(486)	—	—
Total operating expenses	$129	$2,376	$8,138	$—	$10,643
Equity in undistributed income of subsidiaries	$2,382	$—	$—	$(2,382)	$—
Income (loss) from continuing operations before income taxes	$1,932	$1,585	$2,098	$(2,487)	$3,128
Provision (benefit) for income taxes	(604)	337	847	—	580
Income (loss) from continuing operations	$2,536	$1,248	$1,251	$(2,487)	$2,548
Income (loss) from discontinued operations, net of taxes	—	—	(18)	—	(18)
Net income (loss) before attribution of noncontrolling interests	$2,536	$1,248	$1,233	$(2,487)	$2,530
Noncontrolling interests	—	—	(6)	—	(6)
Net income (loss)	$2,536	$1,248	$1,239	$(2,487)	$2,536
Comprehensive income
Add: Other comprehensive income (loss)	$3,797	$1,757	$13,459	$(15,216)	$3,797
Total Citigroup comprehensive income (loss)	$6,333	$3,005	$14,698	$(17,703)	$6,333
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(51)	$—	$(51)
Add: Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
Total comprehensive income (loss)	$6,333	$3,005	$14,641	$(17,703)	$6,276

Condensed Consolidating Balance Sheet

	March 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$676	$25,528	$—	$26,204
Cash and due from banks—intercompany	11	5,929	(5,940)	—	—
Deposits with banks, net of allowance	—	5,408	293,070	—	298,478
Deposits with banks—intercompany	3,000	8,833	(11,833)	—	—
Securities borrowed and purchased under resale agreements	—	258,976	56,096	—	315,072
Securities borrowed and purchased under resale agreements—intercompany	—	25,598	(25,598)	—	—
Trading account assets	265	222,114	138,280	—	360,659
Trading account assets—intercompany	1,202	11,732	(12,934)	—	—
Investments, net of allowance	1	235	472,723	—	472,959
Loans, net of unearned income	—	3,442	662,546	—	665,988
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(21,638)	—	(21,638)
Total loans, net	$—	$3,442	$640,908	$—	$644,350
Advances to subsidiaries	$149,378	$—	$(149,378)	$—	$—
Investments in subsidiaries	218,488	—	—	(218,488)	—
Other assets, net of allowance(1)	12,591	72,333	111,620	—	196,544
Other assets—intercompany	3,445	54,272	(57,717)	—	—
Total assets	$388,381	$669,548	$1,474,825	$(218,488)	$2,314,266
Liabilities and equity
Deposits	$—	$—	$1,300,975	$—	$1,300,975
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	201,562	17,606	—	219,168
Securities loaned and sold under repurchase agreements—intercompany	—	63,566	(63,566)	—	—
Trading account liabilities	32	129,449	49,636	—	179,117
Trading account liabilities—intercompany	1,000	11,181	(12,181)	—	—
Short-term borrowings	—	12,874	19,213	—	32,087
Short-term borrowings—intercompany	—	12,942	(12,942)	—	—
Long-term debt	164,099	50,267	41,969	—	256,335
Long-term debt—intercompany	—	72,433	(72,433)	—	—
Advances from subsidiaries	17,937	—	(17,937)	—	—
Other liabilities, including allowance	2,695	60,243	60,373	—	123,311
Other liabilities—intercompany	69	18,352	(18,421)	—	—
Stockholders’ equity	202,549	36,679	182,533	(218,488)	203,273
Total liabilities and equity	$388,381	$669,548	$1,474,825	$(218,488)	$2,314,266

(1)Other assets for Citigroup parent company at March 31, 2021 included $31.6 billion of placements to Citibank and its branches, of which $19.4 billion had a remaining term of less than 30 days.

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

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$(4,966)	$12,638	$15,526	$—	$23,198
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(111,187)	$—	$(111,187)
Proceeds from sales of investments	—	—	46,049	—	46,049
Proceeds from maturities of investments	—	—	35,088	—	35,088
Change in loans	—	—	9,933	—	9,933
Proceeds from sales and securitizations of loans	—	—	323	—	323
Change in securities borrowed and purchased under agreements to resell	—	(21,547)	1,187	—	(20,360)
Changes in investments and advances—intercompany	1,887	(2,991)	1,104	—	—
Other investing activities	—	(23)	(757)	—	(780)
Net cash provided by (used in) investing activities of continuing operations	$1,887	$(24,561)	$(18,260)	$—	$(40,934)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,356)	$(115)	$115	$—	$(1,356)
Issuance of preferred stock	2,300	—	—	—	2,300
Redemption of preferred stock	(1,500)	—	—	—	(1,500)
Treasury stock acquired	(1,481)	—	—	—	(1,481)
Proceeds (repayments) from issuance of long-term debt, net	(1,039)	3,172	(9,049)	—	(6,916)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	5,702	(5,702)	—	—
Change in deposits	—	—	20,304	—	20,304
Change in securities loaned and sold under agreements to repurchase	—	3,752	15,891	—	19,643
Change in short-term borrowings	—	551	2,022	—	2,573
Net change in short-term borrowings and other advances—intercompany	4,962	(405)	(4,557)	—	—
Other financing activities	(312)	—	—	—	(312)
Net cash provided by financing activities of continuing operations	$1,574	$12,657	$19,024	$—	$33,255
Effect of exchange rate changes on cash and due from banks	$—	$—	$(452)	$—	$(452)
Change in cash and due from banks and deposits with banks	$(1,505)	$734	$15,838	$—	$15,067
Cash and due from banks and deposits with banks at beginning of period	4,516	20,112	284,987	—	309,615
Cash and due from banks and deposits with banks at end of period	$3,011	$20,846	$300,825	$—	$324,682
Cash and due from banks	$11	$6,605	$19,588	$—	$26,204
Deposits with banks, net of allowance	3,000	14,241	281,237	—	298,478
Cash and due from banks and deposits with banks at end of period	$3,011	$20,846	$300,825	$—	$324,682
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$99	$31	$820	$—	$950
Cash paid during the period for interest	126	634	969	—	1,729
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$636	$—	$636

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$4,334	$(38,869)	$9,002	$—	$(25,533)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(108,658)	$—	$(108,658)
Proceeds from sales of investments	—	—	44,399	—	44,399
Proceeds from maturities of investments	—	—	29,203	—	29,203
Change in loans	—	—	(26,743)	—	(26,743)
Proceeds from sales and securitizations of loans	—	—	596	—	596
Change in securities borrowed and purchased under agreements to resell	—	(8,421)	(2,793)	—	(11,214)
Changes in investments and advances—intercompany	1,121	(9,442)	8,321	—	—
Other investing activities	—	—	(440)	—	(440)
Net cash provided by (used in) investing activities of continuing operations	$1,121	$(17,863)	$(56,115)	$—	$(72,857)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,365)	$—	$—	$—	$(1,365)
Issuance of preferred stock	1,500	—	—	—	1,500
Redemption of preferred stock	(1,500)	—	—	—	(1,500)
Treasury stock acquired	(2,925)	—	—	—	(2,925)
Proceeds (repayments) from issuance of long-term debt, net	5,742	72	10,032	—	15,846
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	554	(554)	—	—
Change in deposits	—	—	114,321	—	114,321
Change in securities loaned and sold under agreements to repurchase	—	49,341	6,644	—	55,985
Change in short-term borrowings	—	2,901	7,001	—	9,902
Net change in short-term borrowings and other advances—intercompany	(6,507)	7,040	(533)	—	—
Other financing activities	(406)	(119)	119	—	(406)
Net cash provided by (used in) financing activities of continuing operations	$(5,461)	$59,789	$137,030	$—	$191,358
Effect of exchange rate changes on cash and due from banks	$—	$—	$(967)	$—	$(967)
Change in cash and due from banks and deposits with banks	$(6)	$3,057	$88,950	$—	$92,001
Cash and due from banks and deposits with banks at beginning of period	3,021	16,441	174,457	—	193,919
Cash and due from banks and deposits with banks at end of period	$3,015	$19,498	$263,407	$—	$285,920
Cash and due from banks	$15	$4,525	$19,215	$—	$23,755
Deposits with banks, net of allowance	3,000	14,973	244,192	—	262,165
Cash and due from banks and deposits with banks at end of period	$3,015	$19,498	$263,407	$—	$285,920
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$16	$78	$1,347	$—	$1,441
Cash paid during the period for interest	998	1,983	2,443	—	5,424
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$224	$—	$224

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Based on measures announced by the Federal Reserve Board in December 2020, share repurchases were permitted by Citi starting in the first quarter of 2021, subject to limitations based on net income for the four preceding calendar quarters, in addition to common dividends paid. Citi commenced share repurchases in February 2021 and repurchased an aggregate of $1.6 billion during the first quarter of 2021, as indicated in the table below. All shares repurchased were added to treasury stock. These limitations on capital distributions were extended by the Federal Reserve Board into the second quarter of 2021.

Based on the limitations on capital distributions, Citi is authorized to return capital to common shareholders of up to $4.1 billion during the second quarter of 2021, including common share repurchases and common dividends, subject to approval by Citi’s Board of Directors and the latest financial and macroeconomic conditions. For additional information on these capital distribution limitations, see “Capital Resources—Federal Reserve Board Limitations on Capital Distributions” above.

The following table summarizes Citi’s common share repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share
January 2021
Open market repurchases	—	$—
Employee transactions(1)	—	—
February 2021
Open market repurchases	3.5	67.22
Employee transactions(1)	—	—
March 2021
Open market repurchases	19.0	72.01
Employee transactions(1)	—	—
Total for 1Q21	22.5	$71.26

(1)    During the first quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi repurchased 4,720,987 shares (at an average price of $64.08) of common stock, added to treasury stock, related to activity on employee stock programs where shares were withheld to satisfy the employee tax requirements.

Dividends
Consistent with the regulatory capital framework, Citi declared common dividends of $0.51 per share for the second quarter of 2021 on April 1, 2021, and intends to maintain its planned capital actions, which include common dividends of $0.51 per share through the third quarter of 2021 (the remaining quarters of the 2020 CCAR cycle).
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the
Dodd-Frank Act. For additional information regarding Citi’s capital planning and stress testing, see “Capital Resources—Stress Testing Component of Capital Planning” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

Through the end of the second quarter of 2021, dividends continue to be capped and tied to a formula based on recent income. These limitations on capital distributions may be extended by the Federal Reserve Board. For additional information on these capital distribution limitations, see “Capital Resources—Federal Reserve Board Limitations on Capital Distributions” above.
Any dividend on Citi’s outstanding common stock would also need to be in compliance with Citi’s obligations on its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2021.

CITIGROUP INC.
(Registrant)

By    /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Johnbull E. Okpara
Johnbull E. Okpara
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01
Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed February 26, 2021 (File No. 1-9924).

10.01+*	Form of Citigroup Inc. Performance Share Unit Award Agreement (for awards granted on February 11, 2021 and in future years).

10.02+*	The Amended and Restated 2011 Citigroup Executive Performance Plan (as amended and restated as of January 1, 2021).

10.03+*	Agreement between Bradford Hu and Citibank, N.A. (dated as of March 12, 2021).

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarter ended March 31, 2021, filed on May 5, 2021, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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