Form 10-Q
period 2021-06-30
CITIGROUP INC
filed 2021-08-04
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on June 30, 2021: 2,026,785,183

Available on the web at www.citigroup.com

CITIGROUP’S SECOND QUARTER 2021—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report on Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (First Quarter of 2021 Form 10-Q).
Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements, as well as other filings with the U.S. Securities and Exchange Commission (SEC), are available and accessible free of charge on Citi’s website by clicking on the “Investors” tab and selecting “SEC Filings,” then “Citigroup Inc.” The SEC’s website also contains current reports on Form 8-K and other information regarding Citi at www.sec.gov.
Certain reclassifications and updates have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation. For additional information, see footnote 1 to “Summary of Selected Financial
Data” and “Segment and Business—Income (Loss) and
Revenues” below and Notes 1 and 3 to the Consolidated Financial Statements.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.

Please see “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K for a discussion of material risks and uncertainties that could impact Citigroup’s businesses, results of operations and financial condition.

Citigroup is managed pursuant to two business segments: Global Consumer Banking and Institutional Clients Group, with the remaining operations in Corporate/Other.

Citigroup Segments

Global Consumer Banking (GCB)	Institutional Clients Group (ICG)

•North America
•Latin America(1)
•Asia(2)

Consisting of:
•Retail banking and wealth management, including
–Residential real estate
–Small business banking
•Citi-branded cards in all regions
•Citi retail services in North America
•Banking –Investment banking –Treasury and trade solutions –Corporate lending –Private bank •Markets and securities services –Fixed income markets –Equity markets –Securities services

Corporate/Other
•Corporate Treasury
•Operations and technology
•Global staff functions and other corporate expenses
•Legacy non-core assets:
–Consumer loans
–Certain portfolios of securities, loans and other assets
•Discontinued operations

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment and Corporate/Other results above.

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
(3)    North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

As previously disclosed, Citi will focus its consumer banking franchise in Asia and EMEA on four wealth centers—Singapore, Hong Kong, the United Arab Emirates (UAE) and London—and is pursuing exits of its consumer franchises in 13 markets across the two regions. ICG will continue to serve clients, including its commercial banking clients, in all of these markets. For additional information, see “Executive Summary” and “Asia GCB” in Citi’s First Quarter of 2021 Form 10-Q. For information regarding risks related to Citi’s exits in the 13 markets, see “Forward-Looking Statements” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2021—Results Demonstrated Progress Across the Franchise
As described further throughout this Executive Summary, during the second quarter of 2021:
•    Citi’s earnings increased significantly versus the prior-year period, largely reflecting an allowance for credit loss (ACL) release of $2.4 billion as a result of an improvement in portfolio quality as well as the continued improvement in Citi’s macroeconomic outlook (see “Cost of Credit” below).
•    Citi’s revenues declined, as continued strength in equity markets, the private bank and securities services in Institutional Clients Group (ICG) was more than offset by normalization in market activity in fixed income markets within ICG and lower average card loans in Global Consumer Banking (GCB), as well as the impact of lower interest rates.
•    Citi continued to invest in its transformation, including infrastructure supporting its risk and control environment, as well as other strategic investments.
•    Citi had deposit growth across GCB and ICG, reflecting consistent client engagement, with both corporate and consumer clients continuing to hold higher levels of liquidity, while loans declined reflecting higher repayment rates across both GCB and ICG.
•    Citi returned $4.1 billion of capital to its common shareholders in the form of $1.1 billion in dividends and $3.0 billion in common share repurchases, totaling approximately 40 million common shares, while maintaining robust regulatory capital ratios. Year-to-date, Citi returned nearly $7 billion of capital to its common shareholders, the maximum amount permitted under Federal Reserve Board rules.
•During the quarter, the Federal Reserve Board communicated that Citi’s Stress Capital Buffer (SCB) requirement would be 3.0% for the four-quarter window of fourth quarter of 2021 to third quarter of 2022 (the 2021 CCAR cycle). For information on Citi’s SCB, see “Capital Resources—Stress Capital Buffer” below.

For a discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations and financial condition during the remainder of 2021, see this Executive Summary, each respective business’s results of operations and “Forward-Looking Statements” below, and “COVID-19 Pandemic Overview,” “Risk Factors” and “Managing Global Risk” in Citi’s 2020 Annual Report on Form 10-K.

Second Quarter of 2021 Results Summary

Citigroup
Citigroup reported net income of $6.2 billion, or $2.85 per share, compared to net income of $1.1 billion, or $0.38 per share, in the prior-year period. The increase in net income was driven by lower cost of credit, partially offset by lower revenues and higher expenses. Citigroup’s effective tax rate was 16% in the current quarter compared to 5% in the second quarter of 2020. The current quarter tax rate reflects certain tax benefit items related to non-U.S. operations. For additional information on Citi’s tax rate, see “Income Taxes” below. Earnings per share also increased significantly, reflecting the increase in net income, as well as a slight decline in average diluted shares outstanding.
Citigroup revenues of $17.5 billion in the second quarter of 2021 decreased 12% from the prior-year period, primarily reflecting lower revenues in both GCB and ICG.
Citigroup’s end-of-period loans decreased 1% to $677 billion. Excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation), Citigroup’s end-of-period loans decreased 3%, reflecting a higher level of repayments in both GCB and ICG. Citigroup’s end-of-period deposits increased 6% to $1.3 trillion. Excluding the impact of FX translation, Citigroup’s end-of-period deposits increased 4%, primarily driven by growth in both GCB and ICG, reflecting consistent client engagement and elevated levels of liquidity in the financial system. (Citi’s results of operations and financial condition excluding the impact of FX translation are non-GAAP financial measures.)
Expenses
Citigroup operating expenses of $11.2 billion increased 7% from the prior-year period. Excluding the impact of FX translation, expenses increased 4%, reflecting a normalization relative to a low comparison in the prior-year period related to the pandemic, along with continued investments in Citi’s transformation, as well as other strategic investments, partially offset by efficiency savings.
As previously announced, Citi continues to expect to incur higher expenses in 2021 compared to 2020, as it accelerates certain strategic investments and continues to invest in its transformation as noted above.
Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a benefit of $1.1 billion, compared to a cost of $8.2 billion in the prior-year period, driven by net ACL reserve releases of $2.4 billion across ICG, GCB and Corporate/Other. Citi’s net ACL release primarily reflected improvements in portfolio quality, as well as the continued improvement in Citi’s macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.

Net credit losses of $1.3 billion decreased 39% from the prior-year period. Consumer net credit losses of $1.2 billion decreased 33%, primarily reflecting lower loan volumes and improved delinquencies in the North America cards portfolios. Corporate net credit losses decreased to $89 million from $324 million in the prior-year period, driven by improvements in overall portfolio credit quality.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital ratio was 11.8% as of June 30, 2021, based on the Basel III Standardized Approaches for determining risk-weighted assets, compared to 11.5% as of June 30, 2020, based on the Basel III Advanced Approaches framework for determining risk-weighted assets. The increase in the ratio reflected net income, partially offset by the return of capital to common shareholders and an increase in risk-weighted assets.
Citigroup’s Supplementary Leverage ratio as of June 30, 2021 was 5.8%, compared to 6.6% as of June 30, 2020. The decrease was primarily driven by the expiration of a temporary relief granted by the Federal Reserve Board. For additional information on Citi’s capital ratios, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $1.8 billion compared to a net loss of $703 million in the prior-year period, reflecting lower cost of credit, partially offset by lower revenues and higher expenses. GCB operating expenses of $4.6 billion increased 10% from the prior-year period. Excluding the impact of FX translation, expenses increased 7%, reflecting continued investments in Citi’s transformation, as well as other strategic investments, an acceleration in marketing and higher volume-related costs, partially offset by efficiency savings.
GCB revenues of $6.8 billion decreased 7%. Excluding the impact of FX translation, revenues decreased 10%, as continued strong deposit growth and momentum in investment management were more than offset by lower average card loans and lower deposit spreads across all three regions.
North America GCB revenues of $4.2 billion decreased 11%, with lower revenues across Citi-branded cards, Citi retail services and retail banking. Citi-branded cards revenues of $2.0 billion decreased 12%, reflecting lower average loans. Citi retail services revenues of $1.2 billion decreased 14%, primarily driven by lower average loans. Retail banking revenues of $1.0 billion decreased 7%, as the benefit of stronger deposit volumes was more than offset by lower deposit spreads, as well as lower mortgage revenues.
Year-over-year, North America GCB average deposits of $204 billion increased 18%, assets under management of $85 billion increased 23% and average retail banking loans of $50 billion decreased 4%. Average Citi-branded card loans of $79 billion decreased 4%, while average Citi retail services loans of $42 billion decreased 8%, both reflecting higher payment rates. Citi-branded card purchase sales of $104 billion increased 40% and Citi retail services purchase sales of $24 billion also increased 40%, reflecting a continued recovery in sales activity from the low levels in the prior-year period related to the pandemic. For additional information on the results of operations of North America GCB for the second quarter of 2021, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) of $2.6 billion increased 1% versus the prior-year period. Excluding the impact of FX translation, international GCB revenues declined 6%, largely reflecting the continued impact of the pandemic. On this basis, Latin America GCB revenues declined 11%, driven by lower loan volumes and lower deposit spreads, partially offset by growth in assets under management. Asia GCB revenues decreased 3%, as strong investment revenues were more than offset by lower deposit spreads. For additional information on the results of operations of Latin America GCB and Asia GCB for the second quarter of 2021, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below.
Year-over-year, excluding the impact of FX translation, international GCB average deposits of $149 billion increased 8%, average retail banking loans of $76 billion increased 1% and assets under management of $147 billion increased 15%. On this basis, international GCB average card loans of $21 billion decreased 8%, reflecting higher payments rates, while card purchase sales of $24 billion increased 26%, reflecting a continued recovery in sales activity from the low levels in the prior-year period related to the pandemic.

Institutional Clients Group
ICG net income of $3.8 billion increased significantly, driven by lower cost of credit, partially offset by lower revenues and higher expenses. ICG operating expenses increased 4% to $6.3 billion. Excluding the impact of FX translation, expenses increased 2%, primarily driven by continued investments in Citi’s transformation, along with other strategic investments, partially offset by lower incentive compensation and efficiency savings.
ICG revenues of $10.4 billion decreased 14%, primarily reflecting a 30% decline in Markets and securities services revenues, partially offset by a 6% increase in Banking revenues. The increase in Banking revenues included the impact of $37 million of losses on loan hedges related to corporate lending, compared to aggregate losses of $431 million related to corporate lending ($414 million) and the private bank ($17 million) in the prior-year period.
Excluding the impact of gains (losses) on loan hedges, Banking revenues of $5.6 billion decreased 1%, as higher revenues in the private bank and investment banking were more than offset by lower revenues in corporate lending and treasury and trade solutions. Investment banking revenues of $1.8 billion increased 1%, primarily reflecting revenue growth in advisory and equity underwriting, largely offset by lower revenues in debt underwriting. Advisory revenues increased 77% to $405 million, equity underwriting revenues increased 11% to $544 million and debt underwriting revenues decreased 21% to $823 million.
Treasury and trade solutions revenues of $2.3 billion declined 1%, or 2% excluding the impact of FX translation, as higher fee revenues, reflecting strong client engagement, and growth in trade were more than offset by the impact of lower interest rates. Private bank revenues increased 6% to $1.0 billion. Excluding the impact of losses on loan hedges, private bank revenues increased 4%, driven by higher fees and lending volumes, partially offset by the impact of lower
interest rates. Corporate lending revenues of $511 million increased from $232 million. Excluding the impact of gains (losses) on loan hedges, corporate lending revenues of $548 million decreased 15%, primarily due to lower loan volumes.
Markets and securities services revenues of $4.8 billion decreased 30%. Fixed income markets revenues of $3.2 billion decreased 43% versus a strong prior-year period in both rates and spread products. Equity markets revenues of $1.1 billion increased 37%, driven by strong performance in derivatives and prime finance, reflecting solid client activity and favorable market conditions. Securities services revenues of $672 million increased 9%. Excluding the impact of FX translation, securities services revenues increased 5%, primarily reflecting growth in fee revenues, driven by growth in assets under custody and settlement volumes, partially offset by lower deposit spreads. For additional information on the results of operations of ICG for the second quarter of 2021, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net income was $542 million in the second quarter of 2021, compared to a net loss of $58 million in the prior-year period, primarily driven by certain income tax benefit items related to non-U.S. operations in the current period (approximately $450 million), as well as a net ACL release on Citi’s residual legacy portfolio versus a build in the prior-year period. Operating expenses of $378 million increased 14%, primarily driven by the impact of foreign exchange translation.
Corporate/Other revenues of $267 million declined from $290 million in the prior-year period, as positive marks on investments were more than offset by the absence of AFS gains. For additional information on the results of operations of Corporate/Other for the second quarter of 2021, see “Corporate/Other” below.

COVID-19 PANDEMIC
Due to the continued virus contagion and challenges in vaccine distribution, the COVID-19 pandemic has continued to have adverse, albeit relatively lessening, impacts on macroeconomic conditions in the U.S. and around the world. Despite these impacts, Citi has maintained strong capital and liquidity positions with consistently strong business operations. For information on Citi’s support of its colleagues, customers and communities and its management of pandemic risks, see “COVID-19 Pandemic Overview” in Citigroup’s 2020 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per share amounts	2021	2020(1)	% Change	2021	2020	% Change
Net interest revenue	$10,199	$11,080	(8)%	$20,365	$22,572	(10)%
Non-interest revenue	7,275	8,686	(16)	16,436	17,925	(8)
Revenues, net of interest expense	$17,474	$19,766	(12)%	$36,801	$40,497	(9)%
Operating expenses	11,192	10,460	7	22,265	21,103	6
Provisions for credit losses and for benefits and claims	(1,066)	8,197	NM	(3,121)	15,157	NM
Income from continuing operations before income taxes	$7,348	$1,109	NM	$17,657	$4,237	NM
Income taxes	1,155	52	NM	3,487	632	NM
Income from continuing operations	$6,193	$1,057	NM	$14,170	$3,605	NM
Income (loss) from discontinued operations, net of taxes	10	(1)	NM	8	(19)	NM
Net income before attribution of noncontrolling interests	$6,203	$1,056	NM	$14,178	$3,586	NM
Net income attributable to noncontrolling interests	10	—	—%	43	(6)	NM
Citigroup’s net income	$6,193	$1,056	NM	$14,135	$3,592	NM
Earnings per share
Basic
Income from continuing operations	$2.86	$0.38	NM	$6.51	$1.45	NM
Net income	2.87	0.38	NM	6.52	1.44	NM
Diluted
Income from continuing operations	$2.84	$0.38	NM	$6.47	$1.45	NM
Net income	2.85	0.38	NM	6.47	1.44	NM
Dividends declared per common share	0.51	0.51	—%	1.02	1.02	—%
Common dividends	$1,062	$1,071	(1)%	$2,136	$2,152	(1)%
Preferred dividends(2)	253	253	—	545	544	—
Common share repurchases	3,000	—	—	4,600	2,925	57

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Second Quarter			Six Months
	2021	2020(1)	% Change	2021	2020	% Change
At June 30:
Total assets	$2,327,868	$2,232,799	4%
Total deposits	1,310,281	1,233,660	6
Long-term debt	264,575	279,775	(5)
Citigroup common stockholders’ equity	184,164	173,726	6
Total Citigroup stockholders’ equity	202,159	191,706	5
Average assets	2,341,810	2,266,869	3	$2,329,302	$2,173,462	7%
Direct staff (in thousands)	214	204	5%
Performance metrics
Return on average assets	1.06%	0.19%		1.22%	0.33%
Return on average common stockholders’ equity(3)	13.0	1.8		15.1	3.5
Return on average total stockholders’ equity(3)	12.3	2.2		14.2	3.7
Return on tangible common equity (RoTCE)(4)	15.2	2.2		17.6	4.1
Efficiency ratio (total operating expenses/total revenues, net)	64.0	52.9		60.5	52.1
Basel III ratios
Common Equity Tier 1 Capital(5)	11.83%	11.50%
Tier 1 Capital(5)	13.35	12.98
Total Capital(5)	15.63	15.45
Supplementary Leverage ratio	5.84	6.64
Citigroup common stockholders’ equity to assets	7.91%	7.78%
Total Citigroup stockholders’ equity to assets	8.68	8.59
Dividend payout ratio(6)	18	133		16%	71%
Total payout ratio(7)	68	133		50	167
Book value per common share	$90.86	$83.45	9%
Tangible book value (TBV) per share(4)	77.87	71.20	9

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
(2)    Certain series of preferred stock have semiannual payment dates. See Note 9 to the Consolidated Financial Statements.
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
(5)    Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach framework as of June 30, 2021, and under the Basel III Advanced Approaches framework as of June 30, 2020, whereas Citi’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented.
(6)    Dividend payout ratio is calculated as dividends declared per common share as a percentage of net income per diluted share.
(7)    Total payout ratio is calculated as total common dividends declared plus common share repurchases as a percentage of net income available to common shareholders (Net income less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 9 to the Consolidated Financial Statements and “Equity Security Repurchases” below for the component details.
NM Not meaningful

SEGMENT AND BUSINESS—INCOME AND REVENUES
CITIGROUP INCOME

	Second Quarter			Six Months
In millions of dollars	2021	2020	% Change	2021	2020	% Change
Income (loss) from continuing operations(1)
Global Consumer Banking
North America	$1,309	$(734)	NM	$3,166	$(1,675)	NM
Latin America	352	2	NM	404	(33)	NM
Asia(1)	171	27	NM	433	219	98%
Total	$1,832	$(705)	NM	$4,003	$(1,489)	NM
Institutional Clients Group
North America	$1,253	$623	NM	$4,032	$1,486	NM
EMEA	1,156	483	NM	2,622	1,509	74%
Latin America	597	(198)	NM	1,242	325	NM
Asia	823	914	(10)%	1,871	2,076	(10)
Total	$3,829	$1,822	NM	$9,767	$5,396	81%
Corporate/Other	532	(60)	NM	400	(302)	NM
Income from continuing operations	$6,193	$1,057	NM	$14,170	$3,605	NM
Discontinued operations	$10	$(1)	NM	$8	$(19)	NM
Less: Net income attributable to noncontrolling interests	10	—	—%	43	(6)	NM
Citigroup’s net income	$6,193	$1,056	NM	$14,135	$3,592	NM

(1)    During the first quarter of 2021, Citi changed its classification of certain recurring expenses related to investments in infrastructure and risk controls, allocating them from Corporate/Other to GCB and ICG. This allocation change had no impact on Citi's earnings before income taxes (EBIT) or Net income for any period. Prior-period amounts have been reclassified to conform to the current period’s presentation. See Note 3 to the Consolidated Financial Statements.
(2)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries.
NM Not meaningful

CITIGROUP REVENUES

	Second Quarter			Six Months
In millions of dollars	2021	2020	% Change	2021	2020	% Change
Global Consumer Banking
North America	$4,201	$4,742	(11)%	$8,629	$9,966	(13)%
Latin America	1,053	1,050	—	2,061	2,249	(8)
Asia(1)	1,566	1,547	1	3,167	3,298	(4)
Total	$6,820	$7,339	(7)%	$13,857	$15,513	(11)%
Institutional Clients Group
North America	$3,718	$4,987	(25)%	$8,616	$9,934	(13)%
EMEA	3,253	3,392	(4)	6,966	6,862	2
Latin America	1,174	1,207	(3)	2,310	2,625	(12)
Asia	2,242	2,551	(12)	4,715	5,200	(9)
Total	$10,387	$12,137	(14)%	$22,607	$24,621	(8)%
Corporate/Other	267	290	(8)	337	363	(7)
Total Citigroup net revenues	$17,474	$19,766	(12)%	$36,801	$40,497	(9)%

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries.

SEGMENT BALANCE SHEET(1)—JUNE 30, 2021

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$7,379	$94,813	$197,046	$—	$299,238
Securities borrowed and purchased under agreements to resell, net of allowance	276	308,542	229	—	309,047
Trading account assets	1,428	355,592	13,930	—	370,950
Investments, net of allowance	1,283	131,600	354,180	—	487,063
Loans, net of unearned income and allowance for credit losses on loans	254,919	397,796	4,881	—	657,596
Other assets, net of allowance	40,600	121,506	41,868	—	203,974
Net inter-segment liquid assets(4)	126,234	384,869	(511,103)	—	—
Total assets	$432,119	$1,794,718	$101,031	$—	$2,327,868
Liabilities and equity
Total deposits	$355,832	$946,564	$7,885	$—	$1,310,281
Securities loaned and sold under agreements to repurchase	2,259	219,556	2	—	221,817
Trading account liabilities	875	173,180	651	—	174,706
Short-term borrowings	—	29,371	2,091	—	31,462
Long-term debt(3)	1,101	83,362	5,746	174,366	264,575
Other liabilities, net of allowance	20,891	84,214	17,012	—	122,117
Net inter-segment funding (lending)(3)	51,161	258,471	66,893	(376,525)	—
Total liabilities	$432,119	$1,794,718	$100,280	$(202,159)	$2,124,958
Total stockholders’ equity(5)	—	—	751	202,159	202,910
Total liabilities and equity	$432,119	$1,794,718	$101,031	$—	$2,327,868

(1)The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reportable segment and Corporate/Other. The respective information depicts the assets and liabilities managed by each segment and Corporate/Other as of such date.
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

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, Citi-branded cards and, in the U.S., Citi retail services. GCB is focused on markets in the U.S., Mexico and Asia. As of June 30, 2021, GCB had 2,209 branches in 19 countries and jurisdictions with $432 billion in assets and $356 billion in retail banking deposits.
GCB’s strategy is to leverage its global footprint and digital capabilities to develop multiproduct relationships with customers—both in and out of Citi’s branch footprint. To achieve this, GCB strives to optimize its clients’ experiences across lending, payments and wealth management through continued digitization, new partnerships and innovation. For information on Citi’s previously announced strategic actions, including pursuing exits of its consumer franchises in 13 markets across Asia and EMEA, see “Asia GCB” below.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2021	2020	% Change	2021	2020	% Change
Net interest revenue	$5,847	$6,534	(11)%	$11,800	$13,606	(13)%
Non-interest revenue	973	805	21	2,057	1,907	8
Total revenues, net of interest expense	$6,820	$7,339	(7)%	$13,857	$15,513	(11)%
Total operating expenses	$4,550	$4,122	10%	$8,950	$8,597	4%
Net credit losses on loans	$1,253	$1,842	(32)%	$2,833	$3,776	(25)%
Credit reserve build (release) for loans	(1,398)	2,299	NM	(3,204)	5,110	NM
Provision (release) for credit losses on unfunded lending commitments	1	—	—	1	(1)	NM
Provisions for benefits and claims, HTM debt securities and other assets	9	38	(76)	44	58	(24)
Provisions (releases) for credit losses and for benefits and claims (PBC)	$(135)	$4,179	NM	$(326)	$8,943	NM
Income (loss) from continuing operations before taxes	$2,405	$(962)	NM	$5,233	$(2,027)	NM
Income taxes (benefits)	573	(257)	NM	1,230	(538)	NM
Income (loss) from continuing operations	$1,832	$(705)	NM	$4,003	$(1,489)	NM
Noncontrolling interests	(2)	(2)	—%	(5)	(3)	(67)%
Net income (loss)	$1,834	$(703)	NM	$4,008	$(1,486)	NM
Balance Sheet data and ratios
EOP assets (in billions of dollars)	$432	$423	2%
Average assets (in billions of dollars)	437	418	5	$438	$412	6%
Return on average assets	1.68%	(0.68)%		1.85%	(0.73)%
Efficiency ratio	67	56		65	55
Average retail banking deposits (in billions of dollars)	$353	$302	17	$349	$296	18
Net credit losses as a percentage of average loans	1.87%	2.73%		2.70%	2.11%
Revenue by business
Retail banking	$2,802	$2,836	(1)%	$5,646	$5,882	(4)%
Cards(1)	4,018	4,503	(11)	8,211	9,631	(15)
Total	$6,820	$7,339	(7)%	$13,857	$15,513	(11)%
Income (loss) from continuing operations by business
Retail banking	$272	$30	NM	$531	$120	NM
Cards(1)	1,560	(735)	NM	3,472	(1,609)	NM
Total	$1,832	$(705)	NM	$4,003	$(1,489)	NM
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$6,820	$7,339	(7)%	$13,857	$15,513	(11)%
Impact of FX translation(2)	—	200		—	271
Total revenues—ex-FX(3)	$6,820	$7,539	(10)%	$13,857	$15,784	(12)%
Total operating expenses—as reported	$4,550	$4,122	10%	$8,950	$8,597	4%
Impact of FX translation(2)	—	121		—	168
Total operating expenses—ex-FX(3)	$4,550	$4,243	7%	$8,950	$8,765	2%
Total provisions for credit losses and PBC—as reported	$(135)	$4,179	NM	$(326)	$8,943	NM
Impact of FX translation(2)	—	84		—	108
Total provisions for credit losses and PBC—ex-FX(3)	$(135)	$4,263	NM	$(326)	$9,051	NM
Net income—as reported	$1,834	$(703)	NM	$4,008	$(1,486)	NM
Impact of FX translation(2)	—	(6)		—	(6)
Net income—ex-FX(3)	$1,834	$(709)	NM	$4,008	$(1,492)	NM

(1)Includes both Citi-branded cards and Citi retail services.
(2)Reflects the impact of FX translation into U.S. dollars at the second quarter of 2021 and year-to-date 2021 average exchange rates for all periods presented.
(3)Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional retail banking and Citi-branded and Citi retail services card products to retail and small business customers in the U.S. North America GCB’s U.S. cards product portfolio includes its proprietary portfolio (Double Cash, ThankYou® and Value cards and the newly launched Citi Custom Cash℠ card) and co-branded cards (including, among others, American Airlines and Costco) within Citi-branded cards, as well as its co-brand and private label relationships (including, among others, Sears, The Home Depot, Best Buy and Macy’s) within Citi retail services.
At June 30, 2021, North America GCB had 659 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of June 30, 2021, North America GCB had $49.7 billion in retail banking loans and $205.5 billion in retail banking deposits. In addition, North America GCB had $124.8 billion in outstanding card loan balances.

	Second Quarter			Six Months
In millions of dollars, except as otherwise noted	2021	2020	% Change	2021	2020	% Change
Net interest revenue	$4,143	$4,707	(12)%	$8,450	$9,743	(13)%
Non-interest revenue	58	35	66	179	223	(20)
Total revenues, net of interest expense	$4,201	$4,742	(11)%	$8,629	$9,966	(13)%
Total operating expenses	$2,600	$2,418	8%	$5,079	$5,023	1%
Net credit losses on loans	$817	$1,448	(44)%	$1,767	$2,938	(40)%
Credit reserve build (release) for loans	(915)	1,839	NM	(2,332)	4,210	NM
Provision (release) for credit losses on unfunded lending commitments	1	—	—	1	(1)	NM
Provisions for benefits and claims, HTM debt securities and other assets	6	19	(68)	8	24	(67)
Provisions (releases) for credit losses and for benefits and claims	$(91)	$3,306	NM	$(556)	$7,171	NM
Income (loss) from continuing operations before taxes	$1,692	$(982)	NM	$4,106	$(2,228)	NM
Income taxes (benefits)	383	(248)	NM	940	(553)	NM
Income (loss) from continuing operations	$1,309	$(734)	NM	$3,166	$(1,675)	NM
Noncontrolling interests	—	—	—%	—	—	—%
Net income (loss)	$1,309	$(734)	NM	$3,166	$(1,675)	NM
Balance Sheet data and ratios
Average assets (in billions of dollars)	$262	$264	(1)%	$264	$255	4%
Return on average assets	2.00%	(1.12)%		2.42%	(1.32)%
Efficiency ratio	62	51		59	50
Average retail banking deposits (in billions of dollars)	$204	$173	18	$201	$167	20
Net credit losses as a percentage of average loans	1.91%	3.22%		2.06%	3.15%
Revenue by business
Retail banking	$1,039	$1,122	(7)%	$2,080	$2,252	(8)%
Citi-branded cards	1,959	2,218	(12)	4,050	4,565	(11)
Citi retail services	1,203	1,402	(14)	2,499	3,149	(21)
Total	$4,201	$4,742	(11)%	$8,629	$9,966	(13)%
Income (loss) from continuing operations by business
Retail banking	$(49)	$(91)	46%	$(46)	$(185)	75%
Citi-branded cards	924	(524)	NM	2,043	(1,049)	NM
Citi retail services	434	(119)	NM	1,169	(441)	NM
Total	$1,309	$(734)	NM	$3,166	$(1,675)	NM

NM Not meaningful

2Q21 vs. 2Q20
Net income was $1.3 billion, compared to a net loss of $734 million in the prior-year period, reflecting significantly lower cost of credit, partially offset by lower revenues and higher expenses.
Revenues decreased 11%, reflecting lower revenues in Citi-branded cards, Citi retail services and retail banking.
Retail banking revenues decreased 7%, as the benefit of stronger deposit volumes and growth in assets under management (increase of 23%, reflecting favorable market conditions, as well as strong client engagement) was more than offset by lower deposit spreads, reflecting lower interest rates, as well as lower mortgage revenues. Average deposits increased 18%, driven by government stimulus payments, as well as continued strategic efforts to drive organic growth.
Cards revenues decreased 13%. Citi-branded cards revenues decreased 12%, primarily reflecting lower average loans (down 4%), driven by higher payment rates, reflecting increased customer liquidity from government stimulus and relief programs. Purchase sales increased 40%, reflecting a continued recovery in sales activity from the prior-year period low levels driven by the pandemic.
Citi retail services revenues decreased 14%, primarily driven by lower average loans (down 8%), reflecting higher payment rates from the increased customer liquidity. Purchase sales increased 40%, reflecting a continued recovery in sales activity from the prior-year period low levels driven by the pandemic.
Expenses increased 8%, primarily driven by continued investments in Citi’s transformation, as well as other strategic investments and an acceleration in marketing, partially offset by efficiency savings.
Provisions reflected a benefit of $91 million, compared to costs of $3.3 billion in the prior-year period, primarily driven by a net ACL release in the current quarter compared to a net ACL build in the prior-year period, as well as lower net credit losses. Net credit losses decreased 44%, consisting of lower net credit losses in both Citi-branded cards (down 40% to $467 million) and Citi retail services (down 49% to $326 million), primarily driven by lower loan volumes and improved delinquencies, as a result of higher payment rates due to higher levels of liquidity from government stimulus and other relief programs.
The net ACL release was $0.9 billion, compared to a build of $1.8 billion in the prior-year period, reflecting improvement in portfolio quality and Citi’s improved macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on North America GCB’s retail banking, and its Citi-branded cards and Citi retail services portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to North America GCB’s future results, see “Forward-Looking Statements” below and “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

2Q21 YTD vs. 2Q20 YTD
Year-to-date, North America GCB experienced similar trends to those described above. Net income was $3.2 billion, compared to a net loss of $1.7 billion in the prior-year period, as significantly lower cost of credit more than offset lower revenues and higher expenses.
Revenues decreased 13%, reflecting lower revenues in retail banking, Citi-branded cards and Citi retail services. Retail banking revenues decreased 8%, primarily driven by the same factors described above. Cards revenues decreased 15%. In Citi-branded cards, revenues decreased 11%, driven by the same factors described above. Citi retail services revenues decreased 21%, driven by the same factors described above, as well as higher contractual partner payments reflecting higher income sharing as a result of lower forecasted losses. For additional information on partner payments, see Note 5 to the Consolidated Financial Statements.
Expenses increased 1%, driven by the same factors described above.
Provisions reflected a benefit of $556 million, compared to costs of $7.2 billion in the prior-year period, driven by the same factors described above. Net credit losses decreased 40%, driven by the same factors described above. The ACL release was $2.3 billion, compared to a build of $4.2 billion in the prior-year period, driven by the same factors described above.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking and Citi-branded card products to retail and small business customers in Mexico through Citibanamex, one of Mexico’s largest banks.
At June 30, 2021, Latin America GCB had 1,327 retail branches in Mexico, with $9.1 billion in retail banking loans and $24.2 billion in deposits. In addition, the business had $4.4 billion in outstanding card loan balances.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2021	2020	% Change	2021	2020
Net interest revenue	$703	$755	(7)%	$1,361	$1,642	(17)%
Non-interest revenue	350	295	19	700	607	15
Total revenues, net of interest expense	$1,053	$1,050	—%	$2,061	$2,249	(8)%
Total operating expenses	$725	$619	17%	$1,427	$1,334	7%
Net credit losses on loans	$250	$205	22%	$615	$476	29%
Credit reserve build (release) for loans	(423)	209	NM	(586)	465	NM
Provision for credit losses on unfunded lending commitments	—	—	—	—	—	—
Provisions for benefits and claims, HTM debt securities and other assets	6	16	(63)	35	31	13
Provisions for credit losses and for benefits and claims (PBC)	$(167)	$430	NM	$64	$972	(93)%
Income (loss) from continuing operations before taxes	$495	$1	NM	$570	$(57)	NM
Income taxes (benefits)	143	(1)	NM	166	(24)	NM
Income (loss) from continuing operations	$352	$2	NM	$404	$(33)	NM
Noncontrolling interests	—	—	—%	—	—	—%
Net income (loss)	$352	$2	NM	$404	$(33)	NM
Balance Sheet data and ratios
Average assets (in billions of dollars)	$34	$30	13%	$34	$33	3%
Return on average assets	4.15%	0.03%		2.40%	(0.20)%
Efficiency ratio	69	59		69	59
Average deposits (in billions of dollars)	$24	$21	14	$24	$22	9
Net credit losses as a percentage of average loans	7.43%	6.15%		9.05%	6.34%
Revenue by business
Retail banking	$757	$705	7%	$1,480	$1,488	(1)%
Citi-branded cards	296	345	(14)	581	761	(24)
Total	$1,053	$1,050	—%	$2,061	$2,249	(8)%
Income (loss) from continuing operations by business
Retail banking	$180	$(14)	NM	$220	$(39)	NM
Citi-branded cards	172	16	NM	184	6	NM
Total	$352	$2	NM	$404	$(33)	NM
FX translation impact
Total revenues—as reported	$1,053	$1,050	—%	$2,061	$2,249	(8)%
Impact of FX translation(1)	—	134		—	139
Total revenues—ex-FX(2)	$1,053	$1,184	(11)%	$2,061	$2,388	(14)%
Total operating expenses—as reported	$725	$619	17%	$1,427	$1,334	7%
Impact of FX translation(1)	—	74		—	79
Total operating expenses—ex-FX(2)	$725	$693	5%	$1,427	$1,413	1%
Provisions for credit losses and PBC—as reported	$(167)	$430	NM	$64	$972	(93)%
Impact of FX translation(1)	—	65		—	71
Provisions for credit losses and PBC—ex-FX(2)	$(167)	$495	NM	$64	$1,043	(94)%
Net income (loss)—as reported	$352	$2	NM	$404	$(33)	NM
Impact of FX translation(1)	—	(5)		—	(9)
Net income (loss)—ex-FX(2)	$352	$(3)	NM	$404	$(42)	NM
(1)Reflects the impact of FX translation into U.S. dollars at the second quarter of 2021 and year-to-date 2021 average exchange rates for all periods presented.

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

2Q21 vs. 2Q20
Net income was $352 million, compared to a net loss of $3 million in the prior-year period, reflecting significantly lower cost of credit, partially offset by lower revenues and higher expenses.
Revenues decreased 11%, reflecting lower cards and retail banking revenues, largely due to the impact of the pandemic.
Retail banking revenues decreased 5%, primarily driven by lower loan volumes and deposit spreads, partially offset by growth in assets under management. Average loans decreased 14%, reflecting the impact of the pandemic on customer activity. Assets under management increased 8%, reflecting favorable market conditions, as well as strong client engagement.
Cards revenues decreased 24%, primarily driven by lower average loans (down 13%), reflecting higher payment rates, as well as the continued impact of the pandemic on customer activity. Purchase sales increased 39%, reflecting a continued recovery in sales activity from the low levels in the prior-year period driven by the pandemic.
Expenses increased 5%, primarily driven by continued investments in Citi’s transformation, as well as other strategic investments, partially offset by efficiency savings.
Provisions reflected a benefit of $167 million, compared to costs of $495 million in the prior-year period, primarily driven by a net ACL release in the current period compared to a net ACL build in the prior-year period. Net credit losses increased 6%, driven by the expiration of consumer relief programs and the continued adverse impacts of the pandemic in Mexico.
The net ACL release was $423 million, compared to a build of $239 million in the prior-year period. The release reflected an improvement in portfolio quality, as well as the impact of Citi’s improved macroeconomic outlook and lower loan volumes. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Latin America GCB’s retail banking and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Latin America GCB’s future results, see “Forward-Looking Statements” below and “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

2Q21 YTD vs. 2Q20 YTD
Year-to-date, Latin America GCB experienced similar trends to those described above. Net income was $404 million, compared to a net loss of $42 million in the prior-year period, as significantly lower cost of credit more than offset lower revenues and higher expenses.
Revenues decreased 14%, reflecting lower revenues in both retail banking and cards. Retail banking revenues decreased 6%, driven by the same factors described above. Cards revenues decreased 28%, driven by the same factors described above.
Expenses increased 1%, driven by the same factors described above.
Provisions decreased 94%, driven by a net ACL release compared to a net ACL build in the prior-year period, primarily driven by the same factors described above. The ACL release was $586 million, compared to a build of $498 million in the prior-year period, driven by the same factors described above.

ASIA GCB
Asia GCB provides traditional retail banking and Citi-branded card products to retail and small business customers. During the second quarter of 2021, Asia GCB’s most significant revenues were from Hong Kong, Singapore, South Korea, Taiwan, Australia, India, Thailand, the Philippines, China and Malaysia. Included within Asia GCB are traditional retail banking and Citi-branded card products provided to retail customers in certain EMEA countries, primarily the UAE, Poland and Russia.
At June 30, 2021, on a combined basis, the businesses had 223 retail branches, $66.5 billion in retail banking loans and $126.1 billion in deposits. In addition, the businesses had $16.4 billion in outstanding card loan balances.
As previously disclosed, Citi is pursuing exits of its consumer franchises in 13 markets across Asia and EMEA and will focus its consumer banking franchise in the two regions on four wealth centers: Singapore, Hong Kong, the UAE and London. For additional information, see “Executive Summary” and “Asia GCB” in Citi’s First Quarter of 2021 Form 10-Q. For information regarding risks related to Citi’s exits in the 13 markets, see “Forward-Looking Statements” below.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted(1)	2021	2020	% Change	2021	2020
Net interest revenue	$1,001	$1,072	(7)%	$1,989	$2,221	(10)%
Non-interest revenue	565	475	19	1,178	1,077	9
Total revenues, net of interest expense	$1,566	$1,547	1%	$3,167	$3,298	(4)%
Total operating expenses	$1,225	$1,085	13%	$2,444	$2,240	9%
Net credit losses on loans	$186	$189	(2)%	$451	$362	25%
Credit reserve build (release) for loans	(60)	251	NM	(286)	435	NM
Provisions for HTM debt securities and other assets	(3)	3	NM	1	3	(67)
Provisions for credit losses	$123	$443	(72)%	$166	$800	(79)%
Income from continuing operations before taxes	$218	$19	NM	$557	$258	NM
Income taxes	47	(8)	NM	124	39	NM
Income from continuing operations	$171	$27	NM	$433	$219	98%
Noncontrolling interests	(2)	(2)	—%	(5)	(3)	(67)
Net income	$173	$29	NM	$438	$222	97%
Balance Sheet data and ratios
Average assets (in billions of dollars)	$141	$124	14%	$141	$125	13%
Return on average assets	0.49%	0.09%		0.63%	0.36%
Efficiency ratio	78	70		77	68
Average deposits (in billions of dollars)	$125	$109	15	$124	$107	16
Net credit losses as a percentage of average loans	0.90%	0.99%		1.09%	0.93%
Revenue by business
Retail banking	$1,006	$1,009	—%	$2,086	$2,142	(3)%
Citi-branded cards	560	538	4	1,081	1,156	(6)
Total	$1,566	$1,547	1%	$3,167	$3,298	(4)%
Income (loss) from continuing operations by business
Retail banking	$141	$135	4%	$357	$344	4%
Citi-branded cards	30	(108)	NM	76	(125)	NM
Total	$171	$27	NM	$433	$219	98%

FX translation impact
Total revenues—as reported	$1,566	$1,547	1%	$3,167	$3,298	(4)%
Impact of FX translation(2)	—	66		—	132
Total revenues—ex-FX(3)	$1,566	$1,613	(3)%	$3,167	$3,430	(8)%
Total operating expenses—as reported	$1,225	$1,085	13%	$2,444	$2,240	9%
Impact of FX translation(2)	—	47		—	89
Total operating expenses—ex-FX(3)	$1,225	$1,132	8%	$2,444	$2,329	5%
Provisions for credit losses—as reported	$123	$443	(72)%	$166	$800	(79)%
Impact of FX translation(2)	—	19		—	37
Provisions for credit losses—ex-FX(3)	$123	$462	(73)%	$166	$837	(80)%
Net income—as reported	$173	$29	NM	$438	$222	97%
Impact of FX translation(2)	—	(1)		—	3
Net income—ex-FX(3)	$173	$28	NM	$438	$225	95%

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
(2)    Reflects the impact of FX translation into U.S. dollars at the second quarter of 2021 and year-to-date 2021 average exchange rates for all periods presented.
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

2Q21 vs. 2Q20
Net income was $173 million, compared to $28 million in the prior-year period, reflecting significantly lower cost of credit, partially offset by higher expenses and lower revenues.
Revenues decreased 3%, primarily reflecting lower retail banking revenues, largely due to the continued impact of the pandemic, including lower interest rates.
Retail banking revenues decreased 4%, as solid growth in both investment revenues and deposits was more than offset by lower deposit spreads due to lower interest rates and lower FX and insurance revenues. Assets under management increased 21% and investment sales increased 15%, reflecting the impact of market conditions, as well as strong client engagement. Average deposits increased 9% and average loans increased 4%. The decline in retail banking revenues was also impacted by a 5% decrease in retail lending revenues, reflecting a decline in personal loans and mortgages driven by spread compression.
Cards revenues were largely unchanged, as lower average loans (down 6%, largely reflecting higher payment rates) were offset by higher spending-related revenues (purchase sales up 23%), reflecting a continued recovery in sales activity from the pandemic-driven low levels in the prior-year period.
Expenses increased 8%, primarily driven by continued investments in Citi’s transformation, as well as other strategic investments, partially offset by efficiency savings.
Provisions decreased 73%, primarily driven by a net ACL release compared to a net ACL build in the prior-year period, as well as lower net credit losses. Net credit losses decreased 6%, primarily reflecting lower cards loan volumes and improved delinquencies.
The net ACL release was $60 million, compared to a build of $262 million in the prior-year period. The release reflected an improvement in portfolio quality as well as the impact of Citi’s improved macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Asia GCB’s retail banking portfolios and its Citi-branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Asia GCB’s future results, see “Forward-Looking Statements” below and “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

2Q21 YTD vs. 2Q20 YTD
Year-to-date, Asia GCB experienced similar trends to those described above. Net income increased 95%, as significantly lower cost of credit was partially offset by lower revenues and higher expenses.
Revenues decreased 8%, reflecting lower revenues in both retail banking and cards. Retail banking revenues decreased 6%, primarily driven by the same factors described above. Retail lending revenues decreased 4%, reflecting lower personal loans revenue due to spread compression. Cards revenues decreased 11%, driven by the same factors described above.
Expenses increased 5%, driven by the same factors described above.
Provisions decreased 80%, driven by a net ACL release compared to a net ACL build in the prior-year period. Net credit losses increased 18%, primarily reflecting the expiration of consumer relief programs and the adverse pandemic-related macroeconomic impacts in the region during the first quarter. The ACL release was $286 million, compared to a build of $455 million in the prior-year period, driven by the same factors described above.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 96 countries and jurisdictions. At June 30, 2021, ICG had $1.8 trillion in assets and $947 billion in deposits, while two of its businesses—securities services and issuer services—managed $25.9 trillion in assets under custody compared to $24.0 trillion at December 31, 2020 and $24.4 trillion at March 31, 2021.

	Second Quarter			Six Months		% Change
In millions of dollars, except as otherwise noted	2021	2020	% Change	2021	2020
Commissions and fees	$1,186	$1,027	15%	$2,438	$2,249	8%
Administration and other fiduciary fees	865	684	26	1,679	1,375	22
Investment banking	1,575	1,526	3	3,375	2,757	22
Principal transactions	2,213	3,909	(43)	6,055	9,268	(35)
Other	324	419	(23)	684	305	NM
Total non-interest revenue	$6,163	$7,565	(19)%	$14,231	$15,954	(11)%
Net interest revenue (including dividends)	4,224	4,572	(8)	8,376	8,667	(3)
Total revenues, net of interest expense	$10,387	$12,137	(14)%	$22,607	$24,621	(8)%
Total operating expenses	$6,264	$6,006	4%	$12,572	$11,883	6%
Net credit losses on loans	$89	$324	(73)%	$275	$451	(39)%
Credit reserve build (release) for loans	(949)	3,370	NM	(2,261)	4,686	NM
Provision (release) for credit losses on unfunded lending commitments	46	107	(57)	(575)	660	NM
Provisions (releases) for credit losses on HTM debt securities and other assets	4	53	(92)	(1)	61	NM
Provisions (releases) for credit losses	$(810)	$3,854	NM	$(2,562)	$5,858	NM
Income from continuing operations before taxes	$4,933	$2,277	NM	$12,597	$6,880	83%
Income taxes	1,104	455	NM	2,830	1,484	91
Income from continuing operations	$3,829	$1,822	NM	$9,767	$5,396	81%
Noncontrolling interests	12	5	NM	49	4	NM
Net income	$3,817	$1,817	NM	$9,718	$5,392	80%
Balance Sheet data and ratios (in billions of dollars)
EOP assets (in billions of dollars)	$1,795	$1,716	5%
Average assets (in billions of dollars)	1,806	1,756	3	$1,797	$1,668	8%
Return on average assets	0.85%	0.42%		1.09%	0.65%
Efficiency ratio	60	49		56	48
Revenues by region
North America	$3,718	$4,987	(25)%	$8,616	$9,934	(13)%
EMEA	3,253	3,392	(4)	6,966	6,862	2
Latin America	1,174	1,207	(3)	2,310	2,625	(12)
Asia	2,242	2,551	(12)	4,715	5,200	(9)
Total	$10,387	$12,137	(14)%	$22,607	$24,621	(8)%
Income from continuing operations by region
North America	$1,253	$623	NM	$4,032	$1,486	NM
EMEA	1,156	483	NM	2,622	1,509	74%
Latin America	597	(198)	NM	1,242	325	NM
Asia	823	914	(10)%	1,871	2,076	(10)

Total	$3,829	$1,822	NM	$9,767	$5,396	81%
Average loans by region (in billions of dollars)
North America	$201	$215	(7)%	$198	$205	(3)%
EMEA	90	91	(1)	90	90	—
Latin America	32	43	(26)	32	41	(22)
Asia	73	73	—	72	73	(1)
Total	$396	$422	(6)%	$392	$409	(4)%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$644	$658	(2)%
All other ICG businesses	303	250	21
Total	$947	$908	4%

NM Not meaningful

ICG Revenue Details

	Second Quarter			Six Months		% Change
In millions of dollars	2021	2020	% Change	2021	2020
Investment banking revenue details
Advisory	$405	$229	77%	$686	$615	12%
Equity underwriting	544	491	11	1,420	671	NM
Debt underwriting	823	1,039	(21)	1,639	1,827	(10)
Total investment banking	$1,772	$1,759	1%	$3,745	$3,113	20%
Treasury and trade solutions	2,290	2,307	(1)	4,455	4,730	(6)
Corporate lending—excluding gains (losses) on loan hedges(1)	548	646	(15)	1,031	1,094	(6)
Private bank—excluding gains on loan hedges(1)	993	956	4	2,020	1,905	6
Total Banking revenues (ex-gains (losses) on loan hedges)	$5,603	$5,668	(1)%	$11,251	$10,842	4%
Gains (losses) on loan hedges(1)	$(37)	$(431)	91%	$(118)	$385	NM
Total Banking revenues (including gains (losses) on loan hedges), net of interest expense	$5,566	$5,237	6%	$11,133	$11,227	(1)%
Fixed income markets	$3,211	$5,595	(43)%	$7,761	$10,381	(25)%
Equity markets	1,058	770	37	2,534	1,939	31
Securities services	672	619	9	1,325	1,264	5
Other	(120)	(84)	(43)	(146)	(190)	23
Total Markets and securities services revenues, net of interest expense	$4,821	$6,900	(30)%	$11,474	$13,394	(14)%
Total revenues, net of interest expense	$10,387	$12,137	(14)%	$22,607	$24,621	(8)%
Commissions and fees	$182	$154	18%	$382	$343	11%
Principal transactions(2)	1,922	4,009	(52)	4,852	7,558	(36)
Other	156	234	(33)	512	171	NM
Total non-interest revenue	$2,260	$4,397	(49)%	$5,746	$8,072	(29)%
Net interest revenue	951	1,198	(21)	2,015	2,309	(13)
Total fixed income markets(3)	$3,211	$5,595	(43)%	$7,761	$10,381	(25)%
Rates and currencies	$1,993	$3,582	(44)%	$5,032	$7,616	(34)%
Spread products/other fixed income	1,218	2,013	(39)	2,729	2,765	(1)
Total fixed income markets	$3,211	$5,595	(43)%	$7,761	$10,381	(25)%
Commissions and fees	$298	$305	(2)%	$690	$667	3%
Principal transactions(2)	222	193	15	1,057	967	9
Other	87	2	NM	119	10	NM
Total non-interest revenue	$607	$500	21%	$1,866	$1,644	14%
Net interest revenue	451	270	67	668	295	NM
Total equity markets(3)	$1,058	$770	37%	$2,534	$1,939	31%

(1)    Credit derivatives are used to economically hedge a portion of the private bank and corporate loan portfolio that includes both accrual loans and loans at fair value. Gains (losses) on loan hedges include the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the private bank and corporate lending revenues to reflect the cost of credit protection. Gains (losses) on loan hedges include $(37) million and $(109) million related to the corporate loan portfolio and $0 million and $(9) million related to the private bank for the three and six months ended June 30, 2021. Gains (losses) on loan hedges include $(414) million and $340 million related to the corporate loan portfolio and $(17) million and $45 million related to the private bank for the three and six months ended June 30, 2020, respectively. Citigroup’s results of operations excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.
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

2Q21 vs. 2Q20
Net income of $3.8 billion increased significantly versus the prior-year period, primarily driven by lower cost of credit, partially offset by lower revenues and higher expenses.
Revenues declined 14%, reflecting lower Markets and securities services revenues (decrease of 30%), partially offset by higher Banking revenues (increase of 6% including the impact of gains (losses) on loan hedges). Excluding the impact of gains (losses) on loan hedges, Banking revenues were down 1%, driven by lower revenues in corporate lending and treasury and trade solutions, partially offset by higher revenues in the private bank and investment banking. Markets and securities services revenues were down 30%, primarily reflecting a normalization in fixed income revenues, partially offset by growth in equity markets and securities services.

Within Banking:

•Investment banking revenues increased 1%, as higher revenues in both advisory and equity underwriting were largely offset by lower debt underwriting revenues. Advisory revenues increased 77%, reflecting strength in North America and EMEA, with overall growth in the market wallet as well as wallet share gains. Equity underwriting revenues increased 11%, primarily driven by solid performance in EMEA, partially offset by North America, largely reflecting growth in the market wallet. Debt underwriting revenues decreased 21%, primarily reflecting a decline in North America, largely driven by a decline in wallet share, as activity was primarily concentrated in non-investment-grade underwriting, while Citi skews toward investment-grade underwriting, as well as a strong prior-year comparison, particularly in investment-grade underwriting.
•Treasury and trade solutions revenues decreased 1%. Excluding the impact of FX translation, revenues declined 2%, reflecting a decline in the cash business, partially offset by an increase in trade. Cash revenues decreased, as strong growth in fee revenues reflecting solid client engagement and growth in transaction volumes, including
the early signs of recovery in commercial cards from the low levels in the prior-year period due to the pandemic, was more than offset by the impact of lower interest rates. In trade, revenues increased across North America, EMEA and Asia, primarily reflecting improved loan spreads. End-of-period trade loans grew 6% (4% excluding the impact of FX translation), reflecting increasing client demand and improving macroeconomic conditions.
•Corporate lending revenues were $511 million versus $232 million in the prior-year period, including the impact of losses on loan hedges. Excluding the impact of losses on loan hedges, revenues decreased 15%, primarily driven by lower loan volumes, reflecting continued weakness in demand given stronger client liquidity positions as well as higher repayment rates.
•Private bank revenues increased 6%. Excluding the impact of losses on loan hedges, revenues increased 4%, primarily reflecting strength in North America and EMEA. The increase in revenues was driven by higher fees, including higher managed investments revenue and higher lending volumes and spreads, reflecting solid client engagement, partially offset by lower deposit spreads and lower capital markets revenues.

Within Markets and securities services:

•Fixed income markets revenues decreased 43%, with declines across all regions, reflecting a comparison to a strong prior-year period in rates and spread products and a normalization in market activity. Non-interest revenues decreased, reflecting a normalization in activity and volatility across rates and currencies and spreads products. Net interest revenues also decreased, largely reflecting a change in the mix of trading positions.
Rates and currencies revenues decreased 44%, driven by the normalization in market activity and a comparison to a strong prior-year period that included elevated levels of volatility related to the pandemic.
Spread products and other fixed income revenues decreased 39%, driven by a comparison to a strong prior-year period in flow trading and commodities, reflecting the normalization in activity, including lower volatility.
•Equity markets revenues increased 37%, reflecting strength in equity derivatives and prime finance, partially offset by a modest decline in cash equities. Equity derivatives revenues increased, reflecting a favorable year-over-year comparison as well as an increase in client activity in structured products, particularly in North America and EMEA. Prime finance revenues increased, primarily driven by favorable market conditions, increased dividend activity compared to the prior-year period and growth in client balances. Non-interest revenues increased, primarily driven by higher principal transactions, largely due to the higher client activity.
•Securities services revenues increased 9%. Excluding the impact of FX translation, revenues increased 5%, as an increase in fee revenues, driven by growth in assets under custody and settlement volumes, was partially offset by a decline in deposit spreads due to the continued low interest rate environment.

Expenses were up 4%. Excluding the impact of FX translation, expenses increased 2%, primarily driven by continued investments in Citi’s transformation, along with strategic investments, partially offset by lower incentive compensation and efficiency savings.
Provisions reflected a benefit of $810 million compared to costs of $3.9 billion in the prior-year period, driven by an ACL release and lower net credit losses. Net credit losses declined to $89 million from $324 million in the prior-year period, driven by improvements in overall portfolio quality.
The ACL release for the quarter was $0.9 billion, compared to a build of $3.5 billion in the prior-year period. The release was primarily driven by an improvement in portfolio quality as well as Citi’s improved macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on trends in ICG’s deposits and loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.
For additional information on ICG’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information about trends, uncertainties and risks related to ICG’s future results, see “Forward-Looking Statements” below and “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

2Q21 YTD vs. 2Q20 YTD
Year-to-date, ICG experienced similar trends to those described above. Net income increased 80%, driven by the same factors described above.
Revenues declined 8%, driven by a 14% decrease in Markets and securities services revenues as well as a 1% decrease in Banking revenues (including the impact of gains (losses) on loan hedges). Excluding the impact of gains (losses) on loan hedges, Banking revenues increased 4%, as growth in investment banking and the private bank was partially offset by a decrease in treasury and trade solutions and corporate lending. Markets and securities services revenues decreased 14%, primarily driven by a normalization in fixed income markets revenues due to a strong prior-year period, partially offset by growth in equity markets and securities services.

Within Banking:

•Investment banking revenues increased 20%. Advisory revenues increased 12%, driven by growth in the market wallet. Equity underwriting revenues increased significantly, primarily driven by strength in the market wallet as well as wallet share gains. Debt underwriting revenues decreased 10%, driven by the same factors described above.
•Treasury and trade solutions revenues decreased 6% including and excluding the impact of FX translation, driven by the same factors described above.
•Corporate lending revenues decreased 36%, including the impact of gains (losses) on loan hedges. Excluding the impact of gains (losses) on loan hedges, revenues decreased 6%, primarily driven by the same factors described above. The decrease in revenues was partially offset by lower marks on the portfolio, given lower market volatility than in the first half of 2020 due to the pandemic.
•Private bank revenues increased 3%. Excluding the impact of gains (losses) on loan hedges, revenues increased 6%, driven by the same factors described above.

Within Markets and securities services:

•Fixed income markets revenues decreased 25%, reflecting a strong prior-year comparison particularly in rates and currencies, while spread products and other revenues declined slightly.
•Equity markets revenues increased 31%, primarily driven by equity derivatives and prime finance, as well as modestly higher cash equity revenues.
•Securities services revenues increased 5%. Excluding the impact of FX translation, revenues increased 2%, driven by the same factors described above.

Expenses increased 6%, driven by the same factors described above.
Provisions reflected a net benefit of $2.6 billion, compared to costs of $5.9 billion, driven by the same factors described above.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At June 30, 2021, Corporate/Other had $101 billion in assets.

	Second Quarter			Six Months		% Change
In millions of dollars	2021	2020	% Change	2021	2020
Net interest revenue	$128	$(26)	NM	$189	$299	(37)%
Non-interest revenue	139	316	(56)%	148	64	NM
Total revenues, net of interest expense	$267	$290	(8)%	$337	$363	(7)%
Total operating expenses	$378	$332	14%	$743	$623	19%
Net credit losses (recoveries) on loans	$(22)	$(5)	NM	$(40)	$(7)	NM
Credit reserve build (release) for loans	(99)	160	NM	(208)	351	NM
Provision (release) for credit losses on unfunded lending commitments	(3)	6	NM	(8)	11	NM
Provisions (releases) for benefits and claims, HTM debt securities and other assets	3	3	NM	23	1	100%
Provisions (release) for credit losses and for benefits and claims	$(121)	$164	NM	$(233)	$356	NM
Income (loss) from continuing operations before taxes	$10	$(206)	NM	$(173)	$(616)	72%
Income taxes (benefits)	(522)	(146)	NM	(573)	(314)	(82)
Income (loss) from continuing operations	$532	$(60)	NM	$400	$(302)	NM
Income (loss) from discontinued operations, net of taxes	10	(1)	NM	8	(19)	NM
Net income (loss) before attribution of noncontrolling interests	$542	$(61)	NM	$408	$(321)	NM
Noncontrolling interests	—	(3)	100%	(1)	(7)	86%
Net income (loss)	$542	$(58)	NM	$409	$(314)	NM

NM Not meaningful

2Q21 vs. 2Q20
Net income was $542 million, compared to a net loss of $58 million in the prior-year period, primarily driven by certain income tax benefit items related to non-U.S. operations in the current quarter (see “Income Taxes” below), as well as significantly lower cost of credit, partially offset by lower revenues and higher expenses.
Revenues decreased 8%, as positive marks on investments were more than offset by the absence of AFS gains.
Expenses increased 14%, primarily driven by the impact of FX translation.
Provisions reflected a benefit of $121 million, compared to costs of $164 million in the prior-year period, primarily driven by a net ACL release on legacy assets in the current quarter.
The net ACL release was $102 million, compared to a build of $166 million in the prior-year period, primarily reflecting Citi’s improved macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.

For additional information about trends, uncertainties and risks related to Corporate Other’s future results, see “Forward-Looking Statements” below and “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

2Q21 YTD vs. 2Q20 YTD
Net income was $409 million, compared to a net loss of $314 million in the prior-year period, largely reflecting the same factors described above.
Revenues decreased 7%, primarily reflecting the same factors described above.
Expenses increased 19%, driven by the same factors described above, as well as an increase in brand marketing and transformation spend.
Provisions reflected a benefit of $233 million, compared to costs of $356 million in the prior-year period, driven by the same factors described above. The ACL release was $216 million, compared to a build of $362 million in the prior-year period, driven by the same factors described above.

CAPITAL RESOURCES
For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K.
During the second quarter of 2021, Citi returned a total of $4.1 billion of capital to common shareholders in the form of share repurchases (approximately 40 million common shares) and dividends. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below. Year-to-date, Citi returned nearly $7 billion of capital to its common shareholders, the maximum amount permitted under Federal Reserve Board rules.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.8% as of June 30, 2021 under the Basel III Standardized Approach, and 11.8% as of March 31, 2021 and 11.7% as of December 31, 2020, both under the Basel III Advanced Approaches framework.
Citi’s reportable Common Equity Tier 1 Capital ratio remained unchanged from March 31, 2021, as net income of $6.2 billion was offset by the return of $4.1 billion of capital to common shareholders in the current quarter, an increase in risk-weighted assets and a reduction in the benefit of the modified CECL transition provision as a result of the ACL releases during the quarter.
Citi’s Common Equity Tier 1 Capital ratio increased from year-end 2020, primarily driven by the year-to-date net income of $14.1 billion, partially offset by the return of $6.7 billion of capital to common shareholders, adverse net movements in Accumulated other comprehensive income (AOCI), an increase in risk-weighted assets and a reduction in the benefit of the modified CECL transition provision as a result of the ACL releases during the year.

Stress Capital Buffer
In June 2021, the Federal Reserve Board communicated that Citi’s Stress Capital Buffer (SCB) requirement will increase from the current requirement of 2.5% to 3.0% for the four-quarter window of October 1, 2021 to September 30, 2022. Incorporating this interim SCB (which will be finalized by the end of August 2021), and the current GSIB surcharge of 3.0%, results in an effective minimum Common Equity Tier 1 Capital requirement of 10.5% under the Standardized Approach, effective October 1, 2021. Citi’s effective minimum Common Equity Tier 1 Capital requirement under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) will remain unchanged at 10.0%.

The SCB applies to Citigroup only. The regulatory capital framework applicable to Citibank, including the Capital Conservation Buffer, is unchanged by Citigroup’s SCB. For additional information regarding the SCB, see “Capital Resources—Regulatory Capital Buffers—Stress Capital Buffer” in Citi’s 2020 Annual Report on Form 10-K. For additional information regarding CCAR and DFAST, see “Capital Resources—Stress Testing Component of Capital Planning” in Citi’s 2020 Annual Report on Form 10-K.

Expiration of Federal Reserve Board Limitations on Capital Distributions
In June 2021, the Federal Reserve Board announced that the temporary limitations placed on capital distributions in 2020 would be lifted. Commencing July 1, 2021, Citi’s common stock dividends and share repurchases are no longer subject to limitations based on the average of Citi’s net income for the four preceding calendar quarters.
All large banks, including Citi, remain subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

Citigroup’s Capital Resources
The following tables set forth Citi’s capital components and ratios:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2021	March 31, 2021	December 31, 2020
Common Equity Tier 1 Capital(2)		$150,378	$148,944	$147,274	$150,378	$148,944	$147,274
Tier 1 Capital		169,636	170,484	167,053	169,636	170,484	167,053
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)		195,972	197,700	195,959	205,531	206,971	204,849
Total Risk-Weighted Assets		1,253,785	1,263,926	1,255,284	1,271,046	1,260,080	1,221,576
Credit Risk(2)		$860,231	$845,718	$844,374	$1,175,263	$1,143,975	$1,109,435
Market Risk		91,594	112,592	107,812	95,783	116,105	112,141
Operational Risk		301,960	305,616	303,098	—	—	—
Common Equity Tier 1 Capital ratio(3)	10.0%	11.99%	11.78%	11.73%	11.83%	11.82%	12.06%
Tier 1 Capital ratio(3)	11.5	13.53	13.49	13.31	13.35	13.53	13.68
Total Capital ratio(3)	13.5	15.63	15.64	15.61	16.17	16.43	16.77

In millions of dollars, except ratios	Effective Minimum Requirement	June 30, 2021	March 31, 2021	December 31, 2020
Quarterly Adjusted Average Total Assets(2)(4)		$2,307,323	$2,282,935	$2,265,615
Total Leverage Exposure(2)(5)		2,903,655	2,450,412	2,386,881
Tier 1 Leverage ratio	4.0%	7.35%	7.47%	7.37%
Supplementary Leverage ratio	5.0	5.84	6.96	7.00

(1)Citi’s effective minimum risk-based capital requirements include the 2.5% Stress Capital Buffer and 3.0% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.0% GSIB surcharge under the Advanced Approaches (all of which must be composed of Common Equity Tier 1 Capital). The effective minimum requirements are applicable through September 30, 2021. See “Stress Capital Buffer” above for additional information.
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
(3)Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach as of June 30, 2021, and under the Basel III Advanced Approaches framework as of March 31, 2021 and December 31, 2020, whereas Citi’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
(4)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(5)Supplementary Leverage ratio denominator. Commencing with the second quarter of 2020 and continuing through the first quarter of 2021, Citigroup’s Total Leverage Exposure temporarily excluded U.S. Treasuries and deposits at Federal Reserve Banks. The Supplementary Leverage ratio as of the second quarter of 2021 declined approximately 100 basis points as a result of the expiration of the temporary relief. For additional information, see “Capital Resources—Current Regulatory Capital Standards—Temporary Supplementary Leverage Ratio Relief” in Citi’s 2020 Annual Report on Form 10-K.

As indicated in the table above, Citigroup’s risk-based capital ratios at June 30, 2021 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of June 30, 2021.

Components of Citigroup Capital

In millions of dollars	June 30, 2021	December 31, 2020
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$184,289	$180,118
Add: Qualifying noncontrolling interests	138	141
Regulatory capital adjustments and deductions:
Add: CECL transition and 25% provision deferral(2)	3,774	5,348
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	864	1,593
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(1,258)	(1,109)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	20,999	21,124
Identifiable intangible assets other than MSRs, net of related DTLs	3,986	4,166
Less: Defined benefit pension plan net assets; other	2,040	921
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,192	11,638
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$150,378	$147,274
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$17,870	$19,324
Qualifying trust preferred securities(5)	1,397	1,393
Qualifying noncontrolling interests	35	35
Regulatory capital deductions:
Less: Permitted ownership interests in covered funds(6)	—	917
Less: Other	44	56
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$19,258	$19,779
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$169,636	$167,053
Tier 2 Capital
Qualifying subordinated debt	$21,209	$23,481
Qualifying trust preferred securities(7)	248	331
Qualifying noncontrolling interests	40	41
Eligible allowance for credit losses(2)(8)	14,725	13,974
Regulatory capital deduction:
Less: Other	327	31
Total Tier 2 Capital (Standardized Approach)	$35,895	$37,796
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$205,531	$204,849
Adjustment for excess of eligible credit reserves over expected credit losses(2)(8)	$(9,559)	$(8,890)
Total Tier 2 Capital (Advanced Approaches)	$26,336	$28,906
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$195,972	$195,959

(1)Issuance costs of $125 million and $156 million related to outstanding noncumulative perpetual preferred stock as of June 30, 2021 and December 31, 2020, respectively, are excluded from common stockholders’ equity and are netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
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

(4)Of Citi’s $24.5 billion of net DTAs at June 30, 2021, $15.1 billion was includable in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $9.4 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of June 30, 2021 was $11.2 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards. The amount excluded was reduced by $1.8 billion of net DTLs primarily associated with goodwill and certain other intangible assets that are separately deducted from capital. DTAs arising from tax carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if these DTAs exceed 10%/15% limitations under the U.S. Basel III rules. Citi’s DTAs do not currently exceed these limitations and, therefore, are not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk weighting at 250%.
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
(8)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $5.2 billion and $5.1 billion at June 30, 2021 and December 31, 2020, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common Equity Tier 1 Capital, beginning of period	$148,944	$147,274
Net income	6,193	14,135
Common and preferred dividends declared	(1,315)	(2,681)
Net increase in treasury stock	(2,992)	(4,124)
Net change in common stock and additional paid-in capital	118	(57)
Net change in foreign currency translation adjustment net of hedges, net of tax	523	(751)
Net change in unrealized gains (losses) on debt securities AFS, net of tax	(474)	(2,259)
Net decrease in defined benefit plans liability adjustment, net of tax	87	801
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	24	45
Net increase in excluded component of fair value hedges	(10)	(20)
Net change in goodwill, net of related DTLs	(145)	125
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	68	180
Net increase in defined benefit pension plan net assets	(166)	(730)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	499	446
Net decrease in CECL 25% provision deferral	(585)	(1,574)
Other	(391)	(432)
Net increase in Common Equity Tier 1 Capital	$1,434	$3,104
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$150,378	$150,378
Additional Tier 1 Capital, beginning of period	$21,540	$19,779
Net decrease in qualifying perpetual preferred stock	(2,277)	(1,454)
Net increase in qualifying trust preferred securities	2	4
Net decrease in permitted ownership interests in covered funds	—	917
Other	(7)	12
Net decrease in Additional Tier 1 Capital	$(2,282)	$(521)
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$169,636	$169,636
Tier 2 Capital, beginning of period (Standardized Approach)	$36,487	$37,796
Net decrease in qualifying subordinated debt	(681)	(2,272)
Net increase in eligible allowance for credit losses	373	751
Other	(284)	(380)
Net decrease in Tier 2 Capital (Standardized Approach)	$(592)	$(1,901)
Tier 2 Capital, end of period (Standardized Approach)	$35,895	$35,895
Total Capital, end of period (Standardized Approach)	$205,531	$205,531
Tier 2 Capital, beginning of period (Advanced Approaches)	$27,216	$28,906
Net decrease in qualifying subordinated debt	(681)	(2,272)
Net increase in excess of eligible credit reserves over expected credit losses	85	82
Other	(284)	(380)
Net decrease in Tier 2 Capital (Advanced Approaches)	$(880)	$(2,570)
Tier 2 Capital, end of period (Advanced Approaches)	$26,336	$26,336
Total Capital, end of period (Advanced Approaches)	$195,972	$195,972

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total Risk-Weighted Assets, beginning of period	$1,260,080	$1,221,576
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	17,049	4,109
Repo-style transactions(2)	2,129	5,167
Securitization exposures(3)	4,299	7,945
Equity exposures(4)	2,281	1,702
Over-the-counter (OTC) derivatives(5)	2,866	22,494
Other exposures(6)	3,093	14,400
Off-balance sheet exposures(7)	(429)	10,011
Net change in Credit Risk-Weighted Assets	$31,288	$65,828
Changes in Market Risk-Weighted Assets
Risk levels	$(20,362)	$(16,956)
Model and methodology updates	40	598
Net change in Market Risk-Weighted Assets(8)	$(20,322)	$(16,358)
Total Risk-Weighted Assets, end of period	$1,271,046	$1,271,046

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three months ended June 30, 2021, primarily due to commercial loan growth and qualifying revolving (cards) exposure from consumer spending.
(2)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the three and six months ended June 30, 2021, primarily due to volume- and exposure-driven increases.
(3)Securitization exposures increased during the three and six months ended June 30, 2021, primarily due to increases in new deals.
(4)Equity exposures increased during the three and six months ended June 30, 2021, primarily due to an increase in market value of investments.
(5)OTC derivatives increased during the three months ended June 30, 2021, mainly due to an increase in notionals for bilateral derivatives. OTC derivatives increased during the six months ended June 30, 2021, mainly due to changes in risk parameters and an increase in notionals for bilateral derivatives.
(6)Other exposures include cleared transactions, unsettled transactions and other assets. Other exposures increased during the three and six months ended June 30, 2021, primarily due to increases in various other assets.
(7)Off-balance sheet exposures increased during the three and six months ended June 30, 2021, primarily due to an increase in wholesale loan commitments.
(8)Market risk-weighted assets decreased during the three and six months ended June 30, 2021, primarily due to exposure changes.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total Risk-Weighted Assets, beginning of period	$1,263,926	$1,255,284
Changes in Credit Risk-Weighted Assets
Retail exposures(1)	(5,436)	(16,191)
Wholesale exposures(2)	361	9,781
Repo-style transactions	741	(2,045)
Securitization exposures(3)	4,082	7,811
Equity exposures(4)	2,081	1,495
Over-the-counter (OTC) derivatives(5)	1,732	9,556
Derivatives CVA(6)	7,663	(115)
Other exposures(7)	2,925	4,791
Supervisory 6% multiplier	364	774
Net change in Credit Risk-Weighted Assets	$14,513	$15,857
Changes in Market Risk-Weighted Assets
Risk levels	$(21,038)	$(16,816)
Model and methodology updates	40	598
Net change in Market Risk-Weighted Assets(8)	$(20,998)	$(16,218)
Net change in Operational Risk-Weighted Assets(9)	$(3,656)	$(1,138)
Total Risk-Weighted Assets, end of period	$1,253,785	$1,253,785

(1)Retail exposures decreased during the three months ended June 30, 2021, primarily driven by a reduction in delinquencies and improved credit quality of qualifying revolving (cards) exposure. Retail exposures decreased during the six months ended June 30, 2021, primarily driven by seasonal holiday spending repayments and improving delinquency and credit quality on qualifying revolving (cards) exposures.
(2)Wholesale exposures increased during the six months ended June 30, 2021, primarily due to commercial loan growth and an increase in wholesale loan commitments.
(3)Securitization exposures increased during the three and six months ended June 30, 2021, primarily due to increases in new deals.
(4)Equity exposures increased during the three and six months ended June 30, 2021, primarily due to an increase in market value of investments
(5)OTC derivatives increased during the six months ended June 30, 2021, primarily due to changes in risk parameters, partially offset by a decrease in exposure.
(6)Derivatives CVA increased during the three months ended June 30, 2021, primarily driven by volatility change and exposure increase.
(7)Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the three and six months ended June 30, 2021, primarily due to increases in various other assets.
(8)Market risk-weighted assets decreased during the three and six months ended June 30, 2021, primarily due to exposure changes.
(9)Operational risk-weighted assets decreased during the three and six months ended June 30, 2021, mainly driven by changes in operational loss frequency.

Supplementary Leverage Ratio
The following table sets forth Citi’s Supplementary Leverage ratio and related components:

In millions of dollars, except ratios	June 30, 2021	March 31, 2021	December 31, 2020
Tier 1 Capital	$169,636	$170,484	$167,053
Total Leverage Exposure
On-balance sheet assets(1)(2)(3)	$2,345,584	$1,906,422	$1,864,374
Certain off-balance sheet exposures:(4)
Potential future exposure on derivative contracts	216,555	201,735	183,604
Effective notional of sold credit derivatives, net(5)	25,590	27,164	32,640
Counterparty credit risk for repo-style transactions(6)	21,375	21,805	20,168
Unconditionally cancellable commitments	70,931	71,293	71,163
Other off-balance sheet exposures(7)	261,881	260,112	253,754
Total of certain off-balance sheet exposures	$596,332	$582,109	$561,329
Less: Tier 1 Capital deductions	38,261	38,119	38,822
Total Leverage Exposure(3)	$2,903,655	$2,450,412	$2,386,881
Supplementary Leverage ratio	5.84%	6.96%	7.00%

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
(3)Commencing with the second quarter of 2020 and continuing through the first quarter of 2021, Citigroup’s Total Leverage Exposure temporarily excluded U.S. Treasuries and deposits at Federal Reserve Banks. For additional information, see “Capital Resources—Current Regulatory Capital Standards—Temporary Supplementary Leverage Ratio Relief” in Citi’s 2020 Annual Report on Form 10-K.
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
(7)Other off-balance sheet exposures include unfunded commitments other than those that are unconditionally cancellable.

As set forth in the table above, Citigroup’s Supplementary Leverage ratio was 5.8% at June 30, 2021, compared to approximately 7.0% at March 31, 2021 and December 31, 2020. The ratio decreased from the first quarter of 2021 and the fourth quarter of 2020, primarily attributable to an approximate 100 basis point impact from the expiration of the Federal Reserve Board’s temporary Supplementary Leverage ratio relief. For additional information, see “Capital Resources—Current Regulatory Capital Standards—Temporary Supplementary Leverage Ratio Relief” in Citi’s 2020 Annual Report on Form 10-K.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2021	March 31, 2021	December 31, 2020
Common Equity Tier 1 Capital(2)		$146,729	$146,359	$142,854	$146,729	$146,359	$142,854
Tier 1 Capital		148,858	148,487	144,962	148,858	148,487	144,962
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		165,462	164,921	161,319	173,964	173,212	169,303
Total Risk-Weighted Assets(4)		1,060,121	1,043,858	1,021,479	1,093,887	1,069,933	1,038,031
Credit Risk(2)		$759,744	$731,159	$716,513	$1,043,517	$1,011,308	$977,366
Market Risk		48,799	57,808	59,815	50,370	58,625	60,665
Operational Risk		251,578	254,891	245,151	—	—	—
Common Equity Tier 1 Capital ratio(4)(5)	7.0%	13.84%	14.02%	13.99%	13.41%	13.68%	13.76%
Tier 1 Capital ratio(4)(5)	8.5	14.04	14.22	14.19	13.61	13.88	13.97
Total Capital ratio(4)(5)	10.5	15.61	15.80	15.79	15.90	16.19	16.31

In millions of dollars, except ratios	Effective Minimum Requirement	June 30, 2021	March 31, 2021	December 31, 2020
Quarterly Adjusted Average Total Assets(2)(6)		$1,680,681	$1,665,791	$1,680,026
Total Leverage Exposure(2)(7)		2,199,985	2,182,668	2,180,821
Tier 1 Leverage ratio(5)	5.0%	8.86%	8.91%	8.63%
Supplementary Leverage ratio(5)	6.0	6.77	6.80	6.65

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
(4)Citibank’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework, whereas Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach for all periods presented.
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

As indicated in the table above, Citibank’s capital ratios at June 30, 2021 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of June 30, 2021.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of June 30, 2021. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.0	0.8	1.1	0.8	1.2
Standardized Approach	0.8	0.9	0.8	1.1	0.8	1.3
Citibank
Advanced Approaches	0.9	1.3	0.9	1.3	0.9	1.5
Standardized Approach	0.9	1.2	0.9	1.2	0.9	1.5

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At June 30, 2021, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $12.7 billion, which exceeded the minimum requirement by $9.0 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $28.0 billion at June 30, 2021, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at June 30, 2021.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each effective minimum TLAC and LTD ratio requirement, as well as the surplus amount in dollars in excess of each requirement.
As of June 30, 2021, Citi exceeded each of the minimum TLAC and LTD requirements, resulting in a $16 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.

	June 30, 2021
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$320	$146
% of Standardized Approach risk- weighted assets	25.2%	11.5%
Effective minimum requirement(1)(2)	22.5	9.0
Surplus amount	$34	$32
% of Total Leverage Exposure	11.0%	5.0%
Effective minimum requirement	9.5	4.5
Surplus amount	$44	$16

(1)    External TLAC includes Method 1 GSIB surcharge of 2.0%.
(2)    LTD includes Method 2 GSIB surcharge of 3.0%.

For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance Risks” in Citi’s 2020 Annual Report on Form 10-K.

Capital Resources (Full Adoption of CECL)
The following tables set forth Citigroup’s and Citibank’s capital components and ratios reflecting the full impact of CECL as of June 30, 2021:

	Citigroup			Citibank
	Effective Minimum Requirement(1)	Advanced Approaches	Standardized Approach	Effective Minimum Requirement	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital ratio	10.0%	11.69%	11.53%	7.0%	13.53%	13.11%
Tier 1 Capital ratio	11.5	13.23	13.05	8.5	13.73	13.31
Total Capital ratio	13.5	15.34	15.89	10.5	15.30	15.61

	Effective Minimum Requirement	Citigroup	Effective Minimum Requirement	Citibank
Tier 1 Leverage ratio	4.0%	7.19%	5.0%	8.66%
Supplementary Leverage ratio	5.0	5.71	6.0	6.61

(1)The effective minimum requirements are applicable through September 30, 2021. See “Stress Capital Buffer” above for additional information.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than MSRs). Tangible book value per share, as defined by Citi, represents TCE divided by common shares outstanding. Other companies may calculate TCE in a different manner. TCE, tangible book value per share and return on average TCE are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	June 30, 2021	December 31, 2020
Total Citigroup stockholders’ equity	$202,159	$199,442
Less: Preferred stock	17,995	19,480
Common stockholders’ equity	$184,164	$179,962
Less:
Goodwill	22,060	22,162
Identifiable intangible assets (other than MSRs)	4,268	4,411
Tangible common equity (TCE)	$157,836	$153,389
Common shares outstanding (CSO)	2,026.8	2,082.1
Book value per share (common equity/CSO)	$90.86	$86.43
Tangible book value per share (TCE/CSO)	77.87	73.67

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Net income available to common shareholders	$5,940	$803	$13,590	$3,048
Average common stockholders’ equity	183,231	175,392	181,826	174,930
Average TCE	156,946	148,730	155,760	148,756
Return on average common stockholders’ equity	13.0%	1.8%	15.1%	3.5%
Return on average TCE (RoTCE)(1)	15.2	2.2	17.6	4.1

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

MANAGING GLOBAL RISK

For Citi, effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. Specifically, the activities that Citi engages in, and the risks those activities generate, must be consistent with Citi’s mission, strategy, value proposition, key guiding principles and risk appetite.

CREDIT RISK

For more information on credit risk, including Citi’s credit risk management, measurement and stress testing, and Citi’s consumer and corporate credit portfolios, see “Credit Risk” and “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K.

CONSUMER CREDIT
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	2Q’20	3Q’20	4Q’20	1Q’21	2Q’21
Retail banking:
Mortgages	$86.0	$87.5	$88.9	$86.7	$86.3
Personal, small business and other	37.6	38.3	40.1	39.1	39.0
Total retail banking	$123.6	$125.8	$129.0	$125.8	$125.3
Cards:
Citi-branded cards	$103.6	$102.2	$106.7	$99.6	$102.9
Citi retail services	45.4	44.4	46.4	42.5	42.7
Total cards	$149.0	$146.6	$153.1	$142.1	$145.6
Total GCB	$272.6	$272.4	$282.1	$267.9	$270.9
GCB regional distribution:
North America	66%	66%	65%	64%	64%
Latin America	5	5	5	5	5
Asia(2)	29	29	30	31	31
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(3)	$8.5	$7.6	$6.7	$6.1	$5.0
Total consumer loans	$281.1	$280.0	$288.8	$274.0	$275.9

(1)End-of-period loans include interest and fees on credit cards.
(2)Asia includes loans and leases in certain EMEA countries for all periods presented.
(3)Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends

Global Consumer Banking

As shown in the chart above, GCB’s net credit loss rate decreased quarter-over-quarter and year-over-year for the second quarter of 2021, primarily reflecting the continued benefit of significant government stimulus, unemployment benefits and consumer relief programs in North America GCB, and a decline following the peak charge-offs in Asia GCB and Latin America GCB in recent quarters.
GCB’s 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, primarily due to the continued impacts of government stimulus, unemployment benefits and consumer relief programs in North America GCB, as well as lower delinquencies in Asia GCB and Latin America GCB, following the charge-off of peak delinquencies in recent quarters.
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
As of June 30, 2021, approximately 72% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the net credit loss rate in North America GCB for the second quarter of 2021 decreased quarter-over-quarter and year-over-year, primarily driven by the continued impacts of government stimulus, unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate in North America GCB decreased quarter-over-quarter, primarily reflecting higher payment rates in cards driven by government stimulus. Year-over-year, the decrease in the 90+ days past due delinquency rate was driven by the continued impacts of government stimulus, unemployment benefits and consumer relief programs.

Latin America GCB

Latin America GCB operates in Mexico through Citibanamex, one of Mexico’s largest banks, and provides credit cards, consumer mortgages and small business and personal loans. Latin America GCB serves a more mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As shown in the chart above, the net credit loss rate in Latin America GCB for the second quarter of 2021 decreased quarter-over-quarter, following the peak in charge-offs in the prior quarter, driven by customers exiting pandemic-related consumer relief programs, and increased year-over-year, primarily driven by the remaining impact of customers exiting the consumer relief programs.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, following the charge-offs of peak delinquencies in recent quarters related to customers exiting pandemic-related consumer relief programs.

Asia(1) GCB
(1)Asia includes GCB activities in certain EMEA countries for all periods presented.

Asia GCB operates in 17 countries and jurisdictions in Asia and EMEA and provides credit cards, consumer mortgages and small business and personal loans.
As shown in the chart above, the net credit loss rate in Asia GCB for the second quarter of 2021 decreased quarter-over-quarter, following the peak in charge-offs related to customers exiting the pandemic-related consumer relief programs in prior quarters. Year-over-year, the net credit loss rate decreased, reflecting a shift in product mix toward secured products.
The 90+ days past due delinquency rate decreased quarter-over-quarter, following the charge-off of peak delinquencies in recent quarters. Year-over-year, the 90+ days past due delinquency rate decreased, reflecting a shift in product mix toward secured products.
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
As shown in the chart above, the net credit loss rate in North America Citi-branded cards for the second quarter of 2021 decreased quarter-over-quarter and year-over-year, primarily driven by the continued impacts of government stimulus, unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate decreased quarter-over-quarter, primarily reflecting higher payment rates driven by government stimulus. Year-over-year, the 90+ days past due delinquency rate decreased, driven by the continued impacts of government stimulus, unemployment benefits and consumer relief programs.

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
As shown in the chart above, the net credit loss rate in Citi retail services for the second quarter of 2021 decreased quarter-over-quarter and year-over-year, primarily driven by the continued impacts of government stimulus, unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate decreased quarter-over-quarter, primarily reflecting higher payment rates driven by government stimulus. Year-over-year, the 90+ days past due delinquency rate decreased, driven by the continued impacts of government stimulus, unemployment benefits and consumer relief programs.

Latin America Citi-Branded Cards

Latin America GCB issues proprietary and co-branded cards.
As shown in the chart above, the second quarter of 2021 net credit loss rate in Latin America Citi-branded cards decreased quarter-over-quarter, following the peak charge-offs in the prior quarter, driven by customers exiting pandemic-related consumer relief programs. The year-over-year increase was primarily driven by the continuation of customers exiting the consumer relief programs.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, primarily following the charge-off of peak delinquencies in recent quarters related to customers exiting pandemic-related consumer relief
programs.

Asia Citi-Branded Cards(1)

(1)Asia includes loans and leases in certain EMEA countries for all periods presented.

As shown in the chart above, the net credit loss rate in Asia Citi-branded cards for the second quarter of 2021 decreased quarter-over-quarter, following the peak in charge-offs related to customers exiting the pandemic-related consumer relief programs in recent quarters, and modestly increased year-over-year.
The 90+ days past due delinquency rate decreased quarter-over-quarter, following the charge-off of peak delinquencies in recent quarters, and decreased year-over-year, as the portfolio generally returned to pre-pandemic delinquency levels.
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

Citi-Branded Cards

FICO distribution(1)	June 30, 2021	March 31, 2021	June 30, 2020
> 760	49%	46%	41%
680–760	39	40	41
< 680	12	14	18
Total	100%	100%	100%

Citi Retail Services

FICO distribution(1)	June 30, 2021	March 31, 2021	June 30, 2020
> 760	28%	26%	24%
680–760	45	45	43
< 680	27	29	33
Total	100%	100%	100%

(1)    The FICO bands in the tables are consistent with general industry peer presentations.

The FICO distribution of both cards portfolios improved compared to the prior quarter and to the prior year, demonstrating strong underlying credit quality and a benefit from the impacts of government stimulus, unemployment benefits and customer relief programs, as well as lower credit utilization due to reduced customer spending. For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios(1)

	EOP loans(2)	90+ days past due(3)			30–89 days past due(3)
In millions of dollars, except EOP loan amounts in billions	June 30, 2021	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	March 31, 2021	June 30, 2020
Global Consumer Banking(4)(5)
Total	$270.9	$1,790	$2,175	$2,466	$1,761	$2,003	$2,503
Ratio		0.66%	0.81%	0.91%	0.65%	0.75%	0.92%
Retail banking
Total	$125.3	$560	$598	$497	$687	$662	$918
Ratio		0.45%	0.48%	0.40%	0.55%	0.53%	0.75%
North America	49.7	236	263	182	268	220	440
Ratio		0.48%	0.52%	0.35%	0.55%	0.44%	0.84%
Latin America	9.1	127	142	121	134	164	151
Ratio		1.40%	1.56%	1.34%	1.47%	1.80%	1.68%
Asia(6)	66.5	197	193	194	285	278	327
Ratio		0.30%	0.29%	0.32%	0.43%	0.42%	0.53%
Cards
Total	$145.6	$1,230	$1,577	$1,969	$1,074	$1,341	$1,585
Ratio		0.84%	1.11%	1.32%	0.74%	0.94%	1.06%
North America—Citi-branded	82.1	457	590	784	355	484	594
Ratio		0.56%	0.75%	0.95%	0.43%	0.62%	0.72%
North America—Citi retail services	42.7	463	591	811	415	513	611
Ratio		1.08%	1.39%	1.79%	0.97%	1.21%	1.35%
Latin America	4.4	122	173	160	82	115	111
Ratio		2.77%	4.02%	3.81%	1.86%	2.67%	2.64%
Asia(6)	16.4	188	223	214	222	229	269
Ratio		1.15%	1.33%	1.27%	1.35%	1.36%	1.60%
Corporate/Other—Consumer(7)
Total	$5.0	$259	$277	$295	$111	$138	$261
Ratio		5.51%	4.86%	3.60%	2.36%	2.42%	3.18%
Total Citigroup	$275.9	$2,049	$2,452	$2,761	$1,872	$2,141	$2,764
Ratio		0.75%	0.90%	0.99%	0.68%	0.78%	0.99%
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
(5)The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $150 million ($0.7 billion), $176 million ($0.7 billion) and $130 million ($0.5 billion) as of June 30, 2021, March 31, 2021 and June 30, 2020, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) were $80 million ($0.7 billion), $84 million ($0.7 billion) and $86 million ($0.5 billion) as of June 30, 2021, March 31, 2021 and June 30, 2020, respectively.
(6)Asia includes delinquencies and loans in certain EMEA countries for all periods presented.
(7)The loans 90+ days past due and related ratios exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) for each period were $125 million ($0.3 billion), $169 million ($0.4 billion) and $173 million ($0.4 billion) as of June 30, 2021, March 31, 2021 and June 30, 2020, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) for each period were $48 million ($0.3 billion), $55 million ($0.4 billion) and $57 million ($0.4 billion) as of June 30, 2021, March 31, 2021 and June 30, 2020, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q21	2Q21	1Q21	2Q20
Global Consumer Banking
Total	$268.6	$1,253	$1,580	$1,842
Ratio		1.87%	2.36%	2.73%
Retail banking
Total	$126.0	$193	$274	$200
Ratio		0.61%	0.87%	0.66%
North America	50.2	24	26	33
Ratio		0.19%	0.20%	0.25%
Latin America	9.2	99	168	92
Ratio		4.32%	7.25%	4.07%
Asia(3)	66.6	70	80	75
Ratio		0.42%	0.49%	0.50%
Cards
Total	$142.6	$1,060	$1,306	$1,642
Ratio		2.98%	3.67%	4.41%
North America—Citi-branded	79.4	467	551	780
Ratio		2.36%	2.84%	3.80%
North America—Citi retail services	42.3	326	373	635
Ratio		3.09%	3.45%	5.53%
Latin America	4.3	151	197	113
Ratio		14.09%	17.75%	10.57%
Asia(3)	16.6	116	185	114
Ratio		2.80%	4.34%	2.76%
Corporate/Other—Consumer
Total	$5.8	$(22)	$(18)	$(5)
Ratio		(1.52)%	(1.14)%	(0.23)%
Total Citigroup	$274.4	$1,231	$1,562	$1,837
Ratio		1.80%	2.28%	2.63%
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

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio within ICG (excluding certain loans in the private bank, which are managed on a delinquency basis), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	June 30, 2021				March 31, 2021				December 31, 2020
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$192	$141	$22	$355	$182	$142	$22	$346	$177	$142	$25	$344
Unfunded lending commitments (off-balance sheet)(2)	166	281	11	458	170	284	12	466	158	272	11	441
Total exposure	$358	$422	$33	$813	$352	$426	$34	$812	$335	$414	$36	$785

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region (excluding the delinquency-managed private bank portfolio) based on Citi’s internal management geography:

	June 30, 2021	March 31, 2021	December 31, 2020
North America	57%	57%	56%
EMEA	25	25	25
Asia	13	13	13
Latin America	5	5	6
Total	100%	100%	100%

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
The following table presents the corporate credit portfolio (excluding the delinquency-managed private bank portfolio) by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	June 30, 2021	March 31, 2021	December 31, 2020
AAA/AA/A	49%	50%	49%
BBB	32	31	31
BB/B	16	16	17
CCC or below	3	3	3
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

In addition to the obligor and facility risk ratings assigned to all exposures, Citi may classify exposures in the corporate credit portfolio. These classifications are consistent with Citi’s interpretation of the U.S. banking regulators’ definition of criticized exposures, which may categorize exposures as special mention, substandard, doubtful or loss.
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
Citigroup believes the corporate credit portfolio to be appropriately rated and classified as of June 30, 2021. Since the onset of the COVID-19 pandemic, Citigroup has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.
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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry (excluding the delinquency-managed private bank portfolio):

	Total exposure
	June 30, 2021	March 31, 2021	December 31, 2020
Transportation and industrials	18%	19%	19%
Private bank	14	14	14
Consumer retail	10	10	10
Technology, media and telecom	11	11	11
Real estate	9	8	8
Power, chemicals, metals and mining	8	8	8
Banks and finance companies	7	7	7
Energy and commodities	6	6	6
Health	5	5	5
Public sector	3	3	3
Insurance	3	3	3
Asset managers and funds	3	3	3
Financial markets infrastructure	2	2	2
Securities firms	—	—	—
Other industries	1	1	1
Total	100%	100%	100%

The following table details Citi’s corporate credit portfolio by industry as of June 30, 2021:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing(3)	Net charge-offs (recoveries)(4)	Credit derivative hedges(5)
Transportation and industrials	$149,833	$56,251	$93,582	$113,360	$20,113	$14,936	$1,424	$173	$81	$(8,668)
Autos(6)	51,372	22,390	28,982	41,054	6,004	4,202	112	40	1	(3,337)
Transportation	33,393	12,792	20,601	23,953	3,242	5,025	1,173	9	61	(1,385)
Industrials	65,068	21,069	43,999	48,353	10,867	5,709	139	124	19	(3,946)
Private bank	116,961	82,227	34,734	112,480	2,442	1,912	127	966	11	(1,080)
Consumer retail	79,300	34,319	44,981	60,667	12,442	5,792	399	141	64	(5,050)
Technology, media and telecom	85,712	30,079	55,633	64,949	16,261	4,248	254	295	9	(6,292)
Real estate	69,474	45,514	23,960	59,346	5,267	4,761	100	3	13	(593)
Power, chemicals, metals and mining	66,515	21,833	44,682	51,382	12,048	2,704	381	138	35	(5,374)
Power	27,466	5,326	22,140	23,446	3,118	602	300	2	31	(2,623)
Chemicals	23,657	8,960	14,697	17,123	5,207	1,278	49	71	4	(2,168)
Metals and mining	15,392	7,547	7,845	10,813	3,723	824	32	65	—	(583)
Banks and finance companies	58,299	33,761	24,538	47,899	4,663	5,706	31	14	(1)	(714)
Energy and commodities(7)	48,418	15,060	33,358	34,799	7,911	5,189	519	85	62	(3,861)
Health	38,674	8,074	30,600	29,184	7,977	1,342	171	51	—	(1,984)
Public sector	26,303	14,215	12,088	21,209	2,337	2,752	5	5	(3)	(952)
Insurance	27,196	2,383	24,813	26,118	941	137	—	1	1	(2,537)
Asset managers and funds	21,536	6,357	15,179	20,248	1,124	164	—	2	—	(83)
Financial markets infrastructure	14,191	177	14,014	14,161	30	—	—	—	—	(12)
Securities firms	1,593	580	1,013	290	1,059	236	8	—	—	(1)
Other industries	8,628	3,580	5,048	4,495	2,904	1,076	153	227	1	(10)
Total	$812,633	$354,410	$458,223	$660,587	$97,519	$50,955	$3,572	$2,101	$273	$(37,211)

(1)    Excludes $46.5 billion and $1.0 billion of funded and unfunded exposure at June 30, 2021, respectively, primarily related to the delinquency-managed private bank portfolio.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Excludes $204 million of past due loans primarily related to the delinquency-managed private bank portfolio.
(4)    Net charge-offs (recoveries) are for the six months ended June 30, 2021 and exclude delinquency-managed private bank charge-offs of $2 million.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $37.2 billion of purchased credit protection, $35.2 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.0 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $16.1 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $18.5 billion ($7.9 billion in funded, with more than 99% rated investment grade) as of June 30, 2021.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrial sector (e.g., off-shore drilling entities) included in the table above. As of June 30, 2021, Citi’s total exposure to these energy-related entities was approximately $7.0 billion, of which approximately $3.7 billion consisted of direct outstanding funded loans.

Exposure to Commercial Real Estate
As of June 30, 2021, ICG’s total corporate credit exposure to commercial real estate (CRE) was $65 billion, with $43 billion consisting of direct outstanding funded loans (mainly included in the real estate and private bank categories in the above table), or 6% of Citi’s total outstanding loans. In addition, as of June 30, 2021, more than 70% of ICG’s total corporate CRE exposure was to borrowers in the United States. Also as of June 30, 2021, approximately 76% of ICG’s total corporate CRE exposure was rated investment grade.
As of June 30, 2021, the ACLL was 1.2% of funded CRE exposure, including 3.6% of funded non-investment-grade exposure.

Of the total CRE exposure:

•$20 billion of the exposure ($12 billion of direct outstanding funded loans) relates to Community Reinvestment Act-related lending provided pursuant to Citi’s regulatory requirements to meet the credit needs of borrowers in low and moderate income neighborhoods.
•$20 billion of the exposure ($15 billion of direct outstanding funded loans) relates to exposure secured by mortgages on underlying properties or in well-rated securitization exposures.
•$13 billion of the exposure ($5 billion of direct outstanding funded loans) relates to unsecured loans to large REITs, with nearly 79% of the exposure rated investment grade.
•$12 billion of exposure ($11 billion of direct outstanding funded loans) relates to CRE exposure in the private bank of which 100% is secured by mortgages. In addition, 47% of the exposure is also full recourse to the client. As of June 30, 2021, 77% of the exposure was rated investment grade.

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
At June 30, 2021, March 31, 2021 and December 31, 2020, ICG (excluding the delinquency-managed private bank portfolio) had economic hedges on the corporate credit portfolio of $37.2 billion, $38.8 billion and $38.8 billion, respectively. Citigroup’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG (excluding the delinquency-managed private bank portfolio) corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2021	March 31, 2021	December 31, 2020
AAA/AA/A	34%	32%	30%
BBB	46	47	48
BB/B	17	18	19
CCC or below	3	3	3
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2021	2021	2020	2020	2020
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$44,835	$45,739	$47,778	$48,370	$48,167
Home equity loans(2)	6,168	6,638	7,128	7,625	8,524
Credit cards	124,823	121,048	130,385	125,485	128,032
Personal, small business and other	3,676	4,600	4,509	4,689	4,859
Total	$179,502	$178,025	$189,800	$186,169	$189,582
In offices outside North America(1)
Residential first mortgages(2)	$40,344	$39,833	$39,969	$38,507	$37,194
Credit cards	20,776	21,137	22,692	21,108	20,966
Personal, small business and other	35,273	35,039	36,378	34,241	33,371
Total	$96,393	$96,009	$99,039	$93,856	$91,531
Consumer loans, net of unearned income(3)	$275,895	$274,034	$288,839	$280,025	$281,113
Corporate loans
In North America offices(1)
Commercial and industrial	$53,549	$55,497	$57,731	$59,921	$70,755
Financial institutions	65,494	57,009	55,809	52,884	53,860
Mortgage and real estate(2)	62,162	60,976	60,675	59,340	57,821
Installment and other	26,757	29,186	26,744	26,858	25,602
Lease financing	547	539	673	704	869
Total	$208,509	$203,207	$201,632	$199,707	$208,907
In offices outside North America(1)
Commercial and industrial	$105,486	$102,666	$104,072	$108,551	$115,471
Financial institutions	35,713	34,729	32,334	32,583	35,173
Mortgage and real estate(2)	10,995	11,166	11,371	10,424	10,332
Installment and other	35,787	35,347	33,759	32,323	30,678
Lease financing	54	56	65	63	66
Governments and official institutions	4,395	4,783	3,811	3,235	3,552
Total	$192,430	$188,747	$185,412	$187,179	$195,272
Corporate loans, net of unearned income(4)	$400,939	$391,954	$387,044	$386,886	$404,179
Total loans—net of unearned income	$676,834	$665,988	$675,883	$666,911	$685,292
Allowance for credit losses on loans (ACLL)	(19,238)	(21,638)	(24,956)	(26,426)	(26,298)
Total loans—net of unearned income and ACLL	$657,596	$644,350	$650,927	$640,485	$658,994
ACLL as a percentage of total loans— net of unearned income(5)	2.88%	3.29%	3.73%	4.00%	3.87%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	5.84%	6.41%	6.77%	6.96%	6.93%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.80%	1.06%	1.42%	1.82%	1.71%
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
(3)Consumer loans are net of unearned income of $676 million, $700 million, $749 million, $739 million and $734 million at June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)Corporate loans include private bank loans and are net of unearned income of $(841) million, $(844) million, $(844) million, $(857) million and $(854) million at June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2021	2021	2020	2020	2020
Allowance for credit losses on loans (ACLL) at beginning of period	$21,638	$24,956	$26,426	$26,298	$20,380
Provision for credit losses on loans (PCLL)
Consumer(1)	$(265)	$(354)	$1,034	$1,500	$4,297
Corporate	(861)	(1,125)	(1,410)	431	3,693
Total	$(1,126)	$(1,479)	$(376)	$1,931	$7,990
Gross credit losses on loans
Consumer
In U.S. offices	$1,117	$1,247	$1,130	$1,479	$1,675
In offices outside the U.S.	576	758	524	537	506
Corporate
In U.S. offices	56	156	159	194	177
In offices outside the U.S.	95	47	76	157	170
Total	$1,844	$2,208	$1,889	$2,367	$2,528
Credit recoveries on loans(1)
Consumer
In U.S. offices	$323	$316	$270	$304	$235
In offices outside the U.S.	139	127	122	118	109
Corporate
In U.S. offices	40	10	16	8	12
In offices outside the U.S.	22	7	9	18	11
Total	$524	$460	$417	$448	$367
Net credit losses on loans (NCLs)
In U.S. offices	$810	$1,077	$1,003	$1,361	$1,605
In offices outside the U.S.	510	671	469	558	556
Total	$1,320	$1,748	$1,472	$1,919	$2,161
Other—net(2)(3)(4)(5)(6)(7)	$46	$(91)	$378	$116	$89
Allowance for credit losses on loans (ACLL) at end of period	$19,238	$21,638	$24,956	$26,426	$26,298
ACLL as a percentage of EOP loans(8)	2.88%	3.29%	3.73%	4.00%	3.87%
Allowance for credit losses on unfunded lending commitments (ACLUC)(9)(10)	$2,073	$2,012	$2,655	$2,299	$1,859
Total ACLL and ACLUC	$21,311	$23,650	$27,611	$28,725	$28,157
Net consumer credit losses on loans	$1,231	$1,562	$1,262	$1,594	$1,837
As a percentage of average consumer loans	1.80%	2.28%	1.77%	2.26%	2.63%
Net corporate credit losses on loans	$89	$186	$210	$325	$324
As a percentage of average corporate loans	0.09%	0.20%	0.22%	0.33%	0.31%
ACLL by type at end of period(11)
Consumer	$16,111	$17,554	$19,554	$19,488	$19,474
Corporate	3,127	4,084	5,402	6,938	6,824
Total	$19,238	$21,638	$24,956	$26,426	$26,298

(1)Citi had a change in accounting related to its variable post-charge-off third-party collection costs that was recorded as an adjustment to its January 1, 2020 opening allowance for credit losses on loans of $443 million. See Note 1 to the Consolidated Financial Statements.
(2)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(3)The second quarter of 2021 includes an increase of approximately $62 million related to FX translation.
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

(8)June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020 exclude $7.7 billion, $7.5 billion, $6.9 billion, $5.5 billion and $5.8 billion, respectively, of loans that are carried at fair value.
(9)At June 30, 2020, the corporate ACLUC includes a non-provision transfer of $68 million, representing reserves on performance guarantees as of March 31, 2020. The reserves on these contracts have been reclassified out of the allowance for credit losses on unfunded lending commitments and into other liabilities as of June 30, 2020.
(10)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(11)See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements. Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	June 30, 2021
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
North America cards(2)	$12.5	$124.8	10.0%
North America mortgages(3)	0.4	51.0	0.8
North America other	0.2	3.7	5.4
International cards	1.6	20.8	7.7
International other(4)	1.4	75.6	1.9
Total consumer	$16.1	$275.9	5.8%
Total corporate	3.1	400.9	0.8
Total Citigroup	$19.2	$676.8	2.9%

(1)Loans carried at fair value do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Citi-branded cards and Citi retail services. The $12.5 billion of loan loss reserves represented approximately 47 months of coincident net credit loss coverage. As of June 30, 2021, North America Citi-branded cards ACLL as a percentage of EOP loans was 8.6% and North America Citi retail services ACLL as a percentage of EOP loans was 12.7%.
(3)Of the $0.4 billion, approximately $0.1 billion was allocated to North America mortgages in Corporate/Other, including approximately $0.3 billion and $0.1 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $51.0 billion in loans, approximately $49.3 billion and $1.7 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.
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
(4)Includes mortgages and other retail loans.

The following table details Citi’s corporate credit allowance for credit losses on loans (ACLL) by industry exposure:

	June 30, 2021
In millions of dollars, except percentages	Funded exposure(1)	ACLL(2)(3)	ACLL as a % of funded exposure
Transportation and industrials	$54,096	$843	1.6%
Private bank	82,227	170	0.2
Consumer retail	34,137	314	0.9
Technology, media and telecom	28,947	239	0.8
Real estate	44,674	450	1.0
Power, chemicals, metals and mining	21,059	170	0.8
Banks and finance companies	33,696	64	0.2
Energy and commodities	14,418	258	1.8
Health	7,963	96	1.2
Public sector	14,181	158	1.1
Insurance	2,383	8	0.3
Asset managers and funds	6,330	20	0.3
Financial markets infrastructure	177	—	—
Securities firms	580	8	1.4
Other industries	1,848	20	1.1
Total	$346,716	$2,818	0.8%

(1)    Funded exposure excludes approximately $46.5 billion, primarily related to the delinquency-managed credit portfolio of the private bank, with an associated ACLL of $309 million and $7.7 billion of loans at fair value that are not subject to ACLL under the CECL standard.
(2)    As of June 30, 2021, the ACLL shown above reflects coverage of 0.3% of funded investment-grade exposure and 2.6% of funded non-investment-grade exposure.
(3)    Excludes $309 million of ACLL associated with delinquency-managed private bank exposures at June 30, 2021. Including those reserves and exposures, the total ACLL is 0.8% of total funded exposure, including 0.3% of funded investment-grade exposure and 2.6% of funded non-investment-grade exposure.

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

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2021	2021	2020	2020	2020
Corporate non-accrual loans(1)(2)
North America	$1,154	$1,566	$1,928	$2,018	$2,466
EMEA	480	591	661	720	812
Latin America	767	739	719	609	585
Asia	175	210	219	237	153
Total corporate non-accrual loans	$2,576	$3,106	$3,527	$3,584	$4,016
Consumer non-accrual loans
North America	$879	$961	$1,059	$934	$928
Latin America	612	720	774	493	608
Asia(3)	315	303	308	263	293
Total consumer non-accrual loans	$1,806	$1,984	$2,141	$1,690	$1,829
Total non-accrual loans	$4,382	$5,090	$5,668	$5,274	$5,845

(1)Approximately 52%, 51%, 59%, 58% and 63% of Citi’s corporate non-accrual loans were performing at June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively.
(2)The June 30, 2021 corporate non-accrual loans represented 0.66% of total corporate loans.
(3)    Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$3,106	$1,984	$5,090	$2,484	$1,699	$4,183
Additions	502	526	1,028	2,414	638	3,052
Sales and transfers to HFS	(320)	(24)	(344)	—	(11)	(11)
Returned to performing	(12)	(163)	(175)	(69)	(113)	(182)
Paydowns/settlements	(657)	(200)	(857)	(802)	(109)	(911)
Charge-offs	(58)	(334)	(392)	(41)	(278)	(319)
Other	15	17	32	30	3	33
Ending balance	$2,576	$1,806	$4,382	$4,016	$1,829	$5,845
	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$3,527	$2,141	$5,668	$2,188	$1,816	$4,004
Additions	993	1,208	2,201	3,230	1,590	4,820
Sales and transfers to HFS	(376)	(82)	(458)	(1)	(31)	(32)
Returned to performing	(58)	(352)	(410)	(117)	(204)	(321)
Paydowns/settlements	(1,375)	(320)	(1,695)	(1,156)	(433)	(1,589)
Charge-offs	(133)	(779)	(912)	(132)	(605)	(737)
Other	(2)	(10)	(12)	4	(304)	(300)
Ending balance	$2,576	$1,806	$4,382	$4,016	$1,829	$5,845

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2021	2021	2020	2020	2020
OREO
North America	$12	$14	$19	$22	$32
EMEA	—	—	—	—	—
Latin America	11	10	7	8	6
Asia	10	19	17	12	6
Total OREO	$33	$43	$43	$42	$44
Non-accrual assets
Corporate non-accrual loans	$2,576	$3,106	$3,527	$3,584	$4,016
Consumer non-accrual loans	1,806	1,984	2,141	1,690	1,829
Non-accrual loans (NAL)	$4,382	$5,090	$5,668	$5,274	$5,845
OREO	$33	$43	$43	$42	$44
Non-accrual assets (NAA)	$4,415	$5,133	$5,711	$5,316	$5,889
NAL as a percentage of total loans	0.65%	0.76%	0.84%	0.79%	0.85%
NAA as a percentage of total assets	0.19	0.22	0.25	0.24	0.26
ACLL as a percentage of NAL(1)	439%	425%	440%	501%	450%

(1)The ACLL includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios).

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Jun. 30, 2021	Dec. 31, 2020
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$150	$193
Mortgage and real estate	53	60
Financial institutions	—	—
Other	28	30
Total	$231	$283
In offices outside the U.S.
Commercial and industrial(2)	$148	$132
Mortgage and real estate	27	32
Financial institutions	—	—
Other	10	3
Total	$185	$167
Total corporate renegotiated loans	$416	$450
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,677	$1,904
Cards	1,412	1,449
Installment and other	30	33
Total	$3,119	$3,386
In offices outside the U.S.
Mortgage and real estate	$363	$361
Cards	494	533
Installment and other	493	519
Total	$1,350	$1,413
Total consumer renegotiated loans	$4,469	$4,799

(1)Includes $389 million and $415 million of non-accrual loans included in the non-accrual loans table above at June 30, 2021 and December 31, 2020, respectively. The remaining loans are accruing interest.
(2)In addition to modifications reflected as TDRs at June 30, 2021 and December 31, 2020, Citi also modified zero and $47 million, respectively, of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession or because the modifications qualified for exemptions from TDR accounting provided by the CARES Act or the interagency guidance.
(3)Includes $806 million and $873 million of non-accrual loans included in the non-accrual loans table above at June 30, 2021 and December 31, 2020, respectively. The remaining loans were accruing interest.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors—Liquidity Risks” in Citi’s 2020 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Jun. 30, 2021	Mar. 31, 2021	Jun. 30, 2020	Jun. 30, 2021	Mar. 31, 2021	Jun. 30, 2020	Jun. 30, 2021	Mar. 31, 2021	Jun. 30, 2020
Available cash	$259.3	$276.6	$273.8	$2.8	$3.0	$2.9	$262.2	$279.6	$276.7
U.S. sovereign	91.1	85.0	67.5	61.5	67.7	42.2	152.6	152.7	109.7
U.S. agency/agency MBS	41.5	37.0	36.4	5.2	6.3	7.0	46.7	43.3	43.4
Foreign government debt(1)	47.2	43.6	46.6	12.0	13.7	11.4	59.2	57.3	58.0
Other investment grade	1.5	1.4	1.3	0.3	0.6	0.7	1.9	2.0	2.0
Total HQLA (AVG)	$440.7	$443.6	$425.6	$81.8	$91.3	$64.2	$522.6	$534.8	$489.8

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

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities and any amounts in excess of these minimums that are assumed to be transferable to other entities within Citigroup. Citigroup’s HQLA decreased quarter-over-quarter, primarily reflecting liquidity being deployed into trading activities.
As of June 30, 2021, Citigroup had approximately $972 billion of available liquidity resources to support client and business needs, including end-of-period HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within Citi’s HQLA to support Federal Home Loan Bank (FHLB) and Federal Reserve Bank discount window borrowing capacity.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Jun. 30, 2021	Mar. 31, 2021	Jun. 30, 2020
HQLA	$522.6	$534.8	$489.8
Net outflows	461.7	463.7	420.1
LCR	113%	115%	117%
HQLA in excess of net outflows	$60.9	$71.1	$69.7

Note: The amounts are presented on an average basis.

As of June 30, 2021, Citigroup’s average LCR decreased from the quarter ended March 31, 2021. The decrease was primarily driven by Citi deploying liquidity and optimizing its overall HQLA.

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
The final rule became effective beginning July 1, 2021, while public disclosure requirements to report the ratio will occur on a semiannual basis beginning June 30, 2023. Citi was in compliance with the final rule as of its effective date.

Loans
The table below details the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Jun. 30, 2021	Mar. 31, 2021	Jun. 30, 2020
Global Consumer Banking
North America	$171.9	$174.4	$181.0
Latin America	13.5	13.9	13.4
Asia(1)	83.2	83.4	77.1
Total	$268.6	$271.7	$271.5
Institutional Clients Group
Corporate lending	$134.4	$138.0	$190.4
Treasury and trade solutions (TTS)	71.6	67.9	71.0
Private bank	123.9	119.8	108.9
Markets and securities services and other	65.8	61.7	52.0
Total	$395.8	$387.4	$422.3
Total Corporate/Other	$5.8	$6.9	$9.0
Total Citigroup loans (AVG)	$670.3	$666.0	$702.8
Total Citigroup loans (EOP)	$676.8	$666.0	$685.3

(1)Includes loans in certain EMEA countries for all periods presented.

End-of-period loans decreased 1% year-over-year and grew 2% quarter-over-quarter.
On an average basis, loans declined 5% year-over-year and grew 1% sequentially. Excluding the impact of FX translation, average loans declined 7% year-over-year and grew 1% sequentially. On this basis, average GCB loans declined 4% year-over-year, primarily reflecting higher payment rates given high levels of liquidity due to U.S. fiscal stimulus.
Excluding the impact of FX translation, average ICG loans declined 8% year-over-year. Loans in corporate lending declined 32% on an average basis, reflecting net repayments as Citi continued to assist its clients in accessing the capital markets, as well as lower demand. Private bank loans increased 12%, largely driven by secured lending to high-net-worth clients. Markets and securities services loans increased
24%, reflecting an increase in securitization financing. TTS loans decreased 1%, as a recovery in trade flows was more than offset by the continued low level of spend in commercial cards. On an end-of-period basis, and excluding the impact of FX translation, TTS loans increased 3%, reflecting increasing client demand and improving macroeconomic conditions.
Average Corporate/Other loans continued to decline (down 34%), driven by the wind-down of legacy assets.

Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Jun. 30, 2021	Mar. 31, 2021	Jun. 30, 2020
Global Consumer Banking(1)
North America	$204.2	$197.0	$172.5
Latin America	24.1	24.5	20.6
Asia(2)	124.6	123.8	108.8
Total	$352.9	$345.3	$301.9
Institutional Clients Group
Treasury and trade solutions (TTS)	$659.3	$661.4	$667.5
Banking ex-TTS	172.3	165.6	143.5
Markets and securities services	127.6	120.2	108.2
Total	$959.2	$947.3	$919.2
Corporate/Other	$9.1	$11.4	$12.8
Total Citigroup deposits (AVG)	$1,321.3	$1,304.0	$1,233.9
Total Citigroup deposits (EOP)	$1,310.3	$1,301.0	$1,233.7

(1)Reflects deposits within retail banking.
(2)Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 6% year-over-year and 1% sequentially.
On an average basis, deposits increased 7% year-over-year and 1% sequentially. Excluding the impact of FX translation, average deposits grew 5% from the prior-year period and 1% sequentially. The year-over-year increase reflected continued client engagement as well as the elevated level of liquidity in the financial system. On this basis, average deposits in GCB increased 14%, with strong growth in North America and Asia.
Excluding the impact of FX translation, average deposits in ICG grew 2% year-over-year, with strong growth in the private bank and securities services, partly offset by a reduction in TTS.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.8 years as of June 30, 2021, compared to 8.7 years as of the prior year and 8.9 years as of the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Jun. 30, 2021	Mar. 31, 2021	Jun. 30, 2020
Non-bank(1)
Benchmark debt:
Senior debt	$127.8	$120.1	$126.9
Subordinated debt	26.2	25.9	27.6
Trust preferred	1.7	1.7	1.7
Customer-related debt	73.9	66.2	60.4
Local country and other(2)	6.3	5.9	7.7
Total non-bank	$235.9	$219.8	$224.3
Bank
FHLB borrowings	$9.5	$10.9	$15.0
Securitizations(3)	11.6	12.8	17.6
Citibank benchmark senior debt	3.7	9.2	16.3
Local country and other(2)	3.9	3.6	6.6
Total bank	$28.7	$36.5	$55.5
Total long-term debt	$264.6	$256.3	$279.8

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of June 30, 2021, non-bank included $61.5 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries, as well as certain Citigroup consolidated hedging activities.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding decreased year-over-year, primarily driven by declines in unsecured benchmark senior debt, securitizations and FHLB borrowings at the bank, partially offset by the issuance of customer-related debt at the non-bank entities. Sequentially, long-term debt outstanding increased, driven primarily by increases in unsecured benchmark senior debt and customer-related debt at the non-bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the second quarter of 2021, Citi redeemed or repurchased an aggregate of approximately $12.3 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q21		1Q21		2Q20
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$1.8	$8.7	$4.3	$2.5	$—	$10.3
Subordinated debt	—	—	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	8.5	15.4	8.6	12.2	8.4	10.3
Local country and other	1.0	1.5	1.4	0.5	0.2	0.3
Total non-bank	$11.3	$25.6	$14.3	$15.2	$8.6	$20.9
Bank
FHLB borrowings	$1.4	$—	$—	$—	$1.0	$—
Securitizations	1.2	—	3.7	—	3.3	—
Citibank benchmark senior debt	5.5	—	4.3	—	6.0	—
Local country and other	0.1	0.4	0.1	0.3	0.4	3.5
Total bank	$8.1	$0.4	$8.1	$0.3	$10.7	$3.5
Total	$19.5	$26.0	$22.4	$15.5	$19.3	$24.4

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2021, as well as its aggregate expected remaining long-term debt maturities by year as of June 30, 2021:

	2021 YTD	Maturities
In billions of dollars		2021	2022	2023	2024	2025	2026	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$6.1	$8.5	$11.4	$12.8	$11.2	$9.8	$18.9	$55.1	$127.8
Subordinated debt	—	—	0.8	1.3	1.1	5.3	2.6	15.2	26.1
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt	17.1	3.9	11.5	8.0	7.1	4.8	3.8	34.9	73.9
Local country and other	2.4	0.5	1.9	2.3	—	—	0.7	0.9	6.3
Total non-bank	$25.6	$12.8	$25.7	$24.4	$19.3	$19.9	$26.1	$107.7	$235.9
Bank
FHLB borrowings	$1.4	$4.3	$5.3	$—	$—	$—	$—	$—	$9.5
Securitizations	4.8	1.6	2.1	3.2	1.1	0.4	—	3.3	11.6
Citibank benchmark senior debt	9.8	—	0.9	—	2.7	—	—	—	3.7
Local country and other	0.3	0.7	1.7	0.2	0.7	0.1	0.1	0.4	3.9
Total bank	$16.3	$6.5	$10.0	$3.4	$4.6	$0.5	$0.1	$3.7	$28.7
Total long-term debt	$41.9	$19.3	$35.7	$27.8	$23.9	$20.4	$26.1	$111.4	$264.6

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
Secured funding of $222 billion as of June 30, 2021 increased 3% from the prior-year period and 1% sequentially. Excluding the impact of FX translation, secured funding declined 2% from the prior-year period and increased 1% sequentially, both driven by normal business activity. The average balance for secured funding was approximately $237 billion for the quarter ended June 30, 2021.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of June 30, 2021.
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

Short-Term Borrowings
Citi’s short-term borrowings of $31 billion decreased 22% year-over-year and 2% sequentially, primarily driven by a decline in FHLB advances (see Note 16 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of June 30, 2021.

Ratings as of June 30, 2021

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of June 30, 2021, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $1.0 billion, compared to $1.5 billion as of March 31, 2021. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of June 30, 2021, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.5 billion, unchanged from March 31, 2021. Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely impacted.
In total, as of June 30, 2021, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $1.4 billion, compared to $1.9 billion as of March 31, 2021 (see also Note 19 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of June 30, 2021, Citibank had liquidity commitments of approximately $9.0 billion to consolidated asset-backed commercial paper conduits, compared to $10.0 billion as of March 31, 2021 (for additional information, see Note 18 to the Consolidated Financial Statements).
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

Market Risk of Non-Trading Portfolios
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Jun. 30, 2021	Mar. 31, 2021	Jun. 30, 2020
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$156	$102	$27
All other currencies	624	636	683
Total	$780	$738	$710
As a percentage of average interest-earning assets	0.04%	0.03%	0.03%
Estimated initial negative impact to AOCI (after-tax)(2)	$(4,953)	$(5,395)	$(5,705)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(30)	(32)	(35)

(1)Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(9) million for a 100 bps instantaneous increase in interest rates as of June 30, 2021.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The sequential increase in Citi’s net interest revenue was driven by U.S. dollar exposure and primarily reflected an increase in interest rates. The sequential increase in the estimated impact to AOCI and the Common Equity Tier 1 ratio primarily reflected changes in the composition of Citi’s Treasury’s investment and interest rate portfolio.
The relatively small quarterly change in the estimated impact to AOCI primarily reflected a continuation of the positioning strategy of Citi Treasury’s investment securities and related interest rate derivatives portfolio.
In the event of a parallel instantaneous 100 bps increase in interest rates, as of June 30, 2021, Citi expects that the $5.0 billion negative impact to AOCI would be offset in stockholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over approximately 37 months.

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

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$156	$202	$104	$(297)	$(472)
All other currencies	624	588	37	(37)	(305)
Total	$780	$790	$141	$(334)	$(777)
Estimated initial impact to AOCI (after-tax)(1)	$(4,953)	$(3,258)	$(1,952)	$1,358	$3,108
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(30)	(19)	(13)	8	15

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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2021, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.7 billion, or 1.0%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro and Indian rupee.
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

	For the quarter ended
In millions of dollars, except as otherwise noted	Jun. 30, 2021	Mar. 31, 2021	Jun. 30, 2020
Change in FX spot rate(1)	1.1%	(2.3)%	2.1%
Change in TCE due to FX translation, net of hedges	$364	$(1,030)	$418
As a percentage of TCE	0.2%	(0.7)%	0.3%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	—	(1)	(0.2)

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2021		2021		2020		2Q21 vs. 2Q20
Interest revenue(1)	$12,514		$12,587		$14,632		(14)%
Interest expense(2)	2,264		2,368		3,509		(35)
Net interest revenue, taxable equivalent basis(1)	$10,250		$10,219		$11,123		(8)%
Interest revenue—average rate(3)	2.34%		2.41%		2.85%		(51)	bps
Interest expense—average rate	0.53		0.56		0.83		(30)	bps
Net interest margin(3)(4)	1.92		1.95		2.17		(25)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.17%		0.13%		0.19%		(2)	bps
10-year U.S. Treasury note—average rate	1.59		1.34		0.69		90	bps
10-year vs. two-year spread	142	bps	121	bps	50	bps

Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S.
(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $51 million, $53 million and $43 million for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)Citi’s net interest margin (NIM) is calculated by dividing net interest revenue by average interest-earning assets.

Non-ICG Markets Net Interest Revenue

	2nd Qtr.	1st Qtr.	2nd Qtr.	Change
In millions of dollars	2021	2021	2020	2Q21 vs. 2Q20
Net interest revenue (NIR)—taxable equivalent basis(1) per above	$10,250	$10,219	$11,123	(8)%
ICG Markets NIR—taxable equivalent basis(1)	1,453	1,334	1,511	(4)
Non-ICG Markets NIR—taxable equivalent basis(1)	$8,797	$8,885	$9,612	(8)%

(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments discussed in the table above.

Citi’s net interest revenue (NIR) in the second quarter of 2021 decreased 8% to $10.2 billion versus the prior-year period. Citi’s NIR on a taxable equivalent basis also decreased 8% (as set forth in the table above). Excluding the impact of FX translation, this NIR declined year-over-year by approximately $1.1 billion, driven by a decline of approximately $1.0 billion in non-ICG Markets NIR and a $0.1 billion decline in ICG Markets (fixed income markets and equity markets) NIR. The decrease in non-ICG Markets NIR reflected lower loan balances and the impact of lower interest rates. The decrease in ICG Markets NIR largely reflected a change in the mix of trading positions in support of client activity.
Citi’s NIM was 1.92% on a taxable equivalent basis in the second quarter of 2021, a decrease of 3 basis points from the prior quarter, primarily reflecting lower cards NIR due to higher payment rates, and modest growth in the balance sheet due to higher deposits, partially offset by an increase in ICG Markets NIR.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

Quarterly—Assets	Average volume			Interest revenue			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2021	2021	2020	2021	2021	2020	2021	2021	2020
Deposits with banks(4)	$296,445	$307,340	$305,485	$126	$145	$159	0.17%	0.19%	0.21%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$171,568	$163,790	$143,429	$85	$117	$174	0.20%	0.29%	0.49%
In offices outside the U.S.(4)	148,253	142,591	142,681	120	177	227	0.32	0.50	0.64
Total	$319,821	$306,381	$286,110	$205	$294	$401	0.26%	0.39%	0.56%
Trading account assets(6)(7)
In U.S. offices	$142,471	$154,798	$155,037	$579	$752	$953	1.63%	1.97%	2.47%
In offices outside the U.S.(4)	159,670	153,019	124,908	893	586	722	2.24	1.55	2.32
Total	$302,141	$307,817	$279,945	$1,472	$1,338	$1,675	1.95%	1.76%	2.41%
Investments
In U.S. offices
Taxable	$320,206	$295,570	$260,163	$867	$806	$1,024	1.09%	1.11%	1.58%
Exempt from U.S. income tax	12,613	12,902	14,699	114	118	126	3.63	3.71	3.45
In offices outside the U.S.(4)	151,419	149,477	139,917	863	856	971	2.29	2.32	2.79
Total	$484,238	$457,949	$414,779	$1,844	$1,780	$2,121	1.53%	1.58%	2.06%
Loans (net of unearned income)(8)
In U.S. offices	$382,708	$379,956	$410,371	$5,800	$6,042	$6,732	6.08%	6.45%	6.60%
In offices outside the U.S.(4)	287,572	286,014	292,424	2,956	2,891	3,434	4.12	4.10	4.72
Total	$670,280	$665,970	$702,795	$8,756	$8,933	$10,166	5.24%	5.44%	5.82%
Other interest-earning assets(9)	$69,691	$76,091	$75,287	$111	$97	$110	0.64%	0.52%	0.59%
Total interest-earning assets	$2,142,616	$2,121,548	$2,064,401	$12,514	$12,587	$14,632	2.34%	2.41%	2.85%
Non-interest-earning assets(6)	$199,194	$195,245	$202,468
Total assets	$2,341,810	$2,316,793	$2,266,869

Six Months—Assets	Average volume		Interest revenue		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2021	2020	2021	2020	2021	2020
Deposits with banks(4)	$301,893	$256,308	$271	$686	0.18%	0.54%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$167,679	$142,390	$202	$923	0.24%	1.30%
In offices outside the U.S.(4)	145,422	135,115	297	686	0.41	1.02
Total	$313,101	$277,505	$499	$1,609	0.32%	1.17%
Trading account assets(6)(7)
In U.S. offices	$148,634	$142,588	$1,331	$1,928	1.81%	2.72%
In offices outside the U.S.(4)	156,345	123,614	1,479	1,341	1.91	2.18
Total	$304,979	$266,202	$2,810	$3,269	1.86%	2.47%
Investments
In U.S. offices
Taxable	$307,888	$249,230	$1,673	$2,182	1.10%	1.76%
Exempt from U.S. income tax	12,758	14,435	232	235	3.67	3.27
In offices outside the U.S.(4)	150,448	134,392	1,719	2,009	2.30	3.01
Total	$471,094	$398,057	$3,624	$4,426	1.55%	2.24%
Loans (net of unearned income)(8)
In U.S. offices	$381,332	$406,964	$11,842	$14,050	6.26%	6.94%
In offices outside the U.S.(4)	286,793	291,771	5,847	7,384	4.11	5.09
Total	$668,125	$698,735	$17,689	$21,434	5.34%	6.17%
Other interest-earning assets(9)	$72,891	$72,012	$208	$393	0.58%	1.10%
Total interest-earning assets	$2,132,083	$1,968,819	$25,101	$31,817	2.37%	3.25%
Non-interest-earning assets(6)	$197,219	$204,643
Total assets	$2,329,302	$2,173,462

(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $51 million, $53 million and $43 million for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively, and $104 million and $89 million for the six months ended June 30, 2021 and 2020, respectively.
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
(8)Includes cash-basis loans.
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

Quarterly—Liabilities	Average volume			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2021	2021	2020	2021	2021	2020	2021	2021	2020
Deposits
In U.S. offices(4)	$496,250	$505,694	$492,966	$456	$531	$727	0.37%	0.43%	0.59%
In offices outside the U.S.(5)	578,880	568,133	540,779	499	521	742	0.35	0.37	0.55
Total	$1,075,130	$1,073,827	$1,033,745	$955	$1,052	$1,469	0.36%	0.40%	0.57%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$140,708	$146,942	$150,055	$170	$171	$240	0.48%	0.47%	0.64%
In offices outside the U.S.(5)	95,931	88,321	74,720	90	82	213	0.38	0.38	1.15
Total	$236,639	$235,263	$224,775	$260	$253	$453	0.44%	0.44%	0.81%
Trading account liabilities(7)(8)
In U.S. offices	$48,433	$51,797	$38,468	$30	$22	$62	0.25%	0.17%	0.65%
In offices outside the U.S.(5)	73,705	65,567	54,396	120	92	82	0.65	0.57	0.61
Total	$122,138	$117,364	$92,864	$150	$114	$144	0.49%	0.39%	0.62%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$69,944	$72,414	$96,139	$(17)	$—	$104	(0.10)%	—%	0.44%
In offices outside the U.S.(5)	23,738	20,930	22,939	48	31	36	0.81	0.60	0.63
Total	$93,682	$93,344	$119,078	$31	$31	$140	0.13%	0.13%	0.47%
Long-term debt(10)
In U.S. offices	$191,009	$201,491	$217,676	$852	$905	$1,298	1.79%	1.82%	2.40%
In offices outside the U.S.(5)	4,355	4,773	3,848	16	13	5	1.47	1.10	0.52
Total	$195,364	$206,264	$221,524	$868	$918	$1,303	1.78%	1.80%	2.37%
Total interest-bearing liabilities	$1,722,953	$1,726,062	$1,691,986	$2,264	$2,368	$3,509	0.53%	0.56%	0.83%
Demand deposits in U.S. offices	$78,665	$56,632	$30,847
Other non-interest-bearing liabilities(7)	337,136	333,113	350,040
Total liabilities	$2,138,754	$2,115,807	$2,072,873
Citigroup stockholders’ equity	$202,368	$200,301	$193,372
Noncontrolling interests	688	685	624
Total equity	$203,056	$200,986	$193,996
Total liabilities and stockholders’ equity	$2,341,810	$2,316,793	$2,266,869
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,235,013	$1,231,795	$1,223,519	$6,082	$6,335	$6,703	1.98%	2.09%	2.20%
In offices outside the U.S.(6)	907,603	889,753	840,882	4,168	3,884	4,420	1.84	1.77	2.11
Total	$2,142,616	$2,121,548	$2,064,401	$10,250	$10,219	$11,123	1.92%	1.95%	2.17%

Six Months—Liabilities	Average volume		Interest expense		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2021	2020	2021	2020	2021	2020
Deposits
In U.S. offices(4)	$500,972	$460,461	$987	$2,087	0.40%	0.91%
In offices outside the U.S.(5)	573,507	523,637	1,020	1,996	0.36	0.77
Total	$1,074,479	$984,098	$2,007	$4,083	0.38%	0.83%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$143,825	$139,277	$341	$958	0.48%	1.38%
In offices outside the U.S.(5)	92,126	72,366	172	580	0.38	1.61
Total	$235,951	$211,643	$513	$1,538	0.44%	1.46%
Trading account liabilities(7)(8)
In U.S. offices	$50,115	$37,460	$52	$200	0.21%	1.07%
In offices outside the U.S.(5)	69,636	51,222	212	183	0.61	0.72
Total	$119,751	$88,682	$264	$383	0.44%	0.87%
Short-term borrowings and other interest bearing liabilities(9)
In U.S. offices	$71,179	$91,424	$(17)	$430	(0.05)%	0.95%
In offices outside the U.S.(5)	22,334	21,395	79	94	0.71	0.88
Total	$93,513	$112,819	$62	$524	0.13%	0.93%
Long-term debt(10)
In U.S. offices	$196,250	$207,841	$1,757	$2,616	1.81%	2.53%
In offices outside the U.S.(5)	4,564	4,017	29	12	1.28	0.60
Total	$200,814	$211,858	$1,786	$2,628	1.79%	2.49%
Total interest-bearing liabilities	$1,724,508	$1,609,100	$4,632	$9,156	0.54%	1.14%
Demand deposits in U.S. offices	$67,649	$28,778
Other non-interest-bearing liabilities(7)	335,123	341,666
Total liabilities	$2,127,280	$1,979,544
Citigroup stockholders’ equity	$201,335	$193,285
Noncontrolling interests	687	633
Total equity	$202,022	$193,918
Total liabilities and stockholders’ equity	$2,329,302	$2,173,462
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,233,404	$1,150,696	$12,417	$13,704	2.03%	2.39%
In offices outside the U.S.(6)	898,678	818,122	8,052	8,957	1.81	2.20
Total	$2,132,082	$1,968,818	$20,469	$22,661	1.94%	2.31%

(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments discussed in the table above.
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
(11)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2Q21 vs. 1Q21			2Q21 vs. 2Q20
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$(5)	$(14)	$(19)	$(5)	$(28)	$(33)
Securities borrowed and purchased under agreements to resell
In U.S. offices	$5	$(37)	$(32)	$29	$(118)	$(89)
In offices outside the U.S.(3)	7	(64)	(57)	9	(116)	(107)
Total	$12	$(101)	$(89)	$38	$(234)	$(196)
Trading account assets(4)
In U.S. offices	$(56)	$(117)	$(173)	$(72)	$(302)	$(374)
In offices outside the U.S.(3)	26	281	307	195	(24)	171
Total	$(30)	$164	$134	$123	$(326)	$(203)
Investments(1)
In U.S. offices	$72	$(15)	$57	$213	$(382)	$(169)
In offices outside the U.S.(3)	11	(4)	7	75	(183)	(108)
Total	$83	$(19)	$64	$288	$(565)	$(277)
Loans (net of unearned income)(5)
In U.S. offices	$43	$(285)	$(242)	$(438)	$(494)	$(932)
In offices outside the U.S.(3)	16	49	65	(56)	(422)	(478)
Total	$59	$(236)	$(177)	$(494)	$(916)	$(1,410)
Other interest-earning assets(6)	$(9)	$23	$14	$(9)	$10	$1
Total interest revenue	$110	$(183)	$(73)	$(59)	$(2,059)	$(2,118)

(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments discussed in the table above.
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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	2Q21 vs. 1Q21			2Q21 vs. 2Q20
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$(10)	$(65)	$(75)	$5	$(276)	$(271)
In offices outside the U.S.(3)	10	(32)	(22)	49	(292)	(243)
Total	$—	$(97)	$(97)	$54	$(568)	$(514)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$(7)	$6	$(1)	$(14)	$(56)	$(70)
In offices outside the U.S.(3)	7	1	8	48	(171)	(123)
Total	$—	$7	$7	$34	$(227)	$(193)
Trading account liabilities(4)
In U.S. offices	$(1)	$9	$8	$13	$(45)	$(32)
In offices outside the U.S.(3)	12	16	28	31	7	38
Total	$11	$25	$36	$44	$(38)	$6
Short-term borrowings and other interest-bearing liabilities(5)
In U.S. offices	$—	$(17)	$(17)	$(22)	$(99)	$(121)
In offices outside the U.S.(3)	5	12	17	1	11	12
Total	$5	$(5)	$—	$(21)	$(88)	$(109)
Long-term debt
In U.S. offices	$(47)	$(6)	$(53)	$(146)	$(300)	$(446)
In offices outside the U.S.(3)	(1)	4	3	1	10	11
Total	$(48)	$(2)	$(50)	$(145)	$(290)	$(435)
Total interest expense	$(32)	$(72)	$(104)	$(34)	$(1,211)	$(1,245)
Net interest revenue	$144	$(114)	$30	$(25)	$(848)	$(873)

(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments discussed in the table above.
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
(5)Includes Brokerage payables.

Analysis of Changes in Interest Revenue(1)(2)(3)

	Six Months 2021 vs. Six Months 2020
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits with banks(3)	$105	$(520)	$(415)
Securities borrowed and purchased under agreements to resell
In U.S. offices	$140	$(861)	$(721)
In offices outside the U.S.(3)	49	(438)	(389)
Total	$189	$(1,299)	$(1,110)
Trading account assets(4)
In U.S. offices	$79	$(676)	$(597)
In offices outside the U.S.(3)	324	(186)	138
Total	$403	$(862)	$(459)
Investments(1)
In U.S. offices	$452	$(964)	$(512)
In offices outside the U.S.(3)	221	(511)	(290)
Total	$673	$(1,475)	$(802)
Loans (net of unearned income)(5)
In U.S. offices	$(851)	$(1,357)	$(2,208)
In offices outside the U.S.(3)	(124)	(1,413)	(1,537)
Total	$(975)	$(2,770)	$(3,745)
Other interest-earning assets(6)	$5	$(190)	$(185)
Total interest revenue	$400	$(7,116)	$(6,716)

(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments discussed in the table above.
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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	Six Months 2021 vs. Six Months 2020
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits
In U.S. offices	$169	$(1,269)	$(1,100)
In offices outside the U.S.(3)	175	(1,151)	(976)
Total	$344	$(2,420)	$(2,076)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$31	$(648)	$(617)
In offices outside the U.S.(3)	126	(534)	(408)
Total	$157	$(1,182)	$(1,025)
Trading account liabilities(4)
In U.S. offices	$51	$(199)	$(148)
In offices outside the U.S.(3)	59	(30)	29
Total	$110	$(229)	$(119)
Short-term borrowings and other interest bearing liabilities(5)
In U.S. offices	$(78)	$(369)	$(447)
In offices outside the U.S.(3)	4	(19)	(15)
Total	$(74)	$(388)	$(462)
Long-term debt
In U.S. offices	$(139)	$(720)	$(859)
In offices outside the U.S.(3)	2	15	17
Total	$(137)	$(705)	$(842)
Total interest expense	$400	$(4,924)	$(4,524)
Net interest revenue	$—	$(2,192)	$(2,192)

(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments discussed in the table above.
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
(5)Includes Brokerage payables.

Market Risk of Trading Portfolios

Value at Risk (VAR)
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. As of June 30, 2021, Citi estimates that the conservative features of the VAR calibration contribute an approximate 35% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of March 31, 2021, the add-on was 34%.
As set forth in the table below, Citi’s average trading VAR increased quarter-over-quarter, mainly due to an increase in exposure from interest rate hedges, increased yield curve positioning and commodities exposures, all in ICG’s Markets businesses. Citi’s average trading and credit portfolio VAR also increased quarter-over-quarter, largely driven by the same factors.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2021	2021 Average	March 31, 2021	2021 Average	June 30, 2020	2020 Average
Interest rate	$62	$76	$68	$66	$95	$78
Credit spread	77	73	67	72	89	137
Covariance adjustment(1)	(35)	(44)	(43)	(43)	(60)	(61)
Fully diversified interest rate and credit spread(2)	$104	$105	$92	$95	$124	$154
Foreign exchange	35	42	45	45	23	28
Equity	23	31	37	30	27	50
Commodity	48	35	30	29	25	27
Covariance adjustment(1)	(107)	(104)	(105)	(97)	(73)	(107)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$103	$109	$99	$102	$126	$152
Specific risk-only component(3)	$(4)	$(3)	$(2)	$5	$(20)	$(9)
Total trading VAR—general market risk factors only (excluding credit portfolios)	$107	$112	$101	$97	$146	$161
Incremental impact of the credit portfolio(4)	$27	$25	$28	$21	$16	$93
Total trading and credit portfolio VAR	$130	$134	$127	$123	$142	$245

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Second Quarter		First Quarter		Second Quarter
	2021		2021		2020
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$57	$96	$51	$84	$44	$137
Credit spread	65	86	63	82	89	171
Fully diversified interest rate and credit spread	$90	$123	$86	$106	$112	$223
Foreign exchange	34	48	41	49	20	34
Equity	23	43	21	37	23	135
Commodity	26	50	17	42	17	64
Total trading	$90	$130	$89	$120	$106	$246
Total trading and credit portfolio	116	159	108	139	120	424
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	June 30, 2021
Total—all market risk factors, including general and specific risk
Average—during quarter	$112
High—during quarter	134
Low—during quarter	90

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
As of June 30, 2021, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months.

STRATEGIC RISK
For additional information regarding strategic risk, including Citi’s management of strategic risk, see “Managing Global Risk—Strategic Risk” in Citi’s First Quarter of 2021 Form 10-Q and Citi’s 2020 Annual Report on Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of June 30, 2021. (Including the U.S, the total exposure as of June 30, 2021 to the top 25 countries would represent approximately 96% of Citi’s exposure to all countries.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a
Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 32% of corporate loans presented in the table below are to U.K. domiciled entities (33% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 83% of the total U.K. funded loans and 84% of the total U.K. unfunded commitments were investment grade as of June 30, 2021.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 2Q21	Total as of 1Q21	Total as of 2Q20	Total as a % of Citi as of 2Q21
United Kingdom	$45.9	$—	$1.6	$53.6	$15.2	$(5.3)	$4.7	$(3.0)	$112.7	$115.3	$109.7	6.3%
Mexico	14.2	13.5	0.3	7.7	3.4	(0.9)	20.8	3.5	62.5	62.2	59.1	3.5
Hong Kong	21.4	14.1	0.3	7.4	1.0	(0.7)	8.1	1.0	52.6	47.8	49.1	2.9
Ireland	12.8	—	1.0	29.1	0.6	(0.2)	—	0.5	43.8	44.1	42.0	2.4
Singapore	15.3	13.8	0.2	5.9	1.0	(0.6)	6.1	1.9	43.6	41.5	46.8	2.4
South Korea	3.2	17.7	0.1	2.3	2.2	(0.8)	10.4	1.6	36.7	35.0	32.7	2.0
India	7.0	3.8	1.1	5.7	1.6	(0.6)	8.8	0.3	27.7	29.6	28.5	1.5
Brazil	11.5	—	—	3.1	4.2	(0.6)	4.6	3.3	26.1	23.7	25.4	1.5
Australia	4.8	9.2	—	6.9	1.6	(0.4)	1.4	1.4	24.9	23.1	20.2	1.4
China	8.5	3.6	0.7	2.3	1.5	(0.5)	6.1	(2.4)	19.8	21.1	19.2	1.1
Germany	0.2	—	0.1	6.0	5.4	(3.7)	6.7	4.7	19.4	25.8	24.6	1.1
Canada	2.0	0.5	0.1	7.7	2.3	(0.9)	4.3	1.9	17.9	16.1	17.8	1.0
Taiwan	5.3	8.4	0.1	1.2	1.1	(0.1)	0.2	1.1	17.3	17.0	16.7	1.0
Japan	2.4	—	0.1	3.1	3.5	(1.6)	5.1	4.0	16.6	18.9	18.5	0.9
Jersey	6.8	—	0.6	7.7	—	(0.1)	—	—	15.0	14.0	12.0	0.8
United Arab Emirates	7.6	1.3	—	3.7	0.3	(0.3)	1.6	—	14.2	13.5	12.9	0.8
Poland	3.3	1.9	—	2.7	0.2	(0.1)	3.0	0.5	11.5	11.4	15.1	0.6
Malaysia	1.5	3.4	0.1	0.9	0.1	—	1.9	0.4	8.3	8.4	9.1	0.5
Thailand	0.9	2.7	—	2.2	0.1	—	1.5	0.1	7.5	7.4	7.8	0.4
Indonesia	2.1	0.6	—	1.5	0.2	(0.1)	1.7	—	6.0	6.1	5.9	0.3
Luxembourg	1.0	—	—	—	0.3	(0.6)	5.1	0.1	5.9	5.5	6.7	0.3
Russia	2.2	0.8	—	0.8	0.2	—	1.6	(0.2)	5.4	5.1	5.4	0.3
Philippines	0.8	1.2	0.1	0.6	0.2	—	1.4	(0.2)	4.1	4.1	5.4	0.2
South Africa	1.5	—	—	0.6	0.2	(0.1)	1.7	(0.2)	3.7	3.6	4.0	0.2
Czech Republic	0.9	—	—	0.7	1.3	—	0.6	0.1	3.6	4.5	3.4	0.2
Total as a % of Citi’s total exposure												33.6%
Total as a % of Citi’s non-U.S. total exposure												90.9%
(1)    ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of June 30, 2021, private bank loans in the table above totaled $33.4 billion, concentrated in Hong Kong ($10 billion), the U.K. ($8.8 billion) and Singapore ($7.3 billion).

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
(5)    Investment securities include debt securities available-for-sale, recorded at fair market value, and debt securities held-to-maturity, recorded at amortized cost.
(6)    Trading account assets are shown on a net basis and include issuer risk on cash products and derivative exposure where the underlying reference entity/issuer is located in that country.

Argentina
Citi operates in Argentina through its ICG businesses. As of June 30, 2021, Citi’s net investment in its Argentine operations was approximately $1.2 billion. Citi uses the U.S. dollar as the functional currency for its operations in Argentina because the Argentine economy is considered highly inflationary under U.S. GAAP.
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
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of June 30, 2021, the international NDF market had very limited liquidity, resulting in Citi’s being unable to economically hedge nearly all of its Argentine peso exposure. As a result, and to the extent that Citi does not execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net Argentine peso‐denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate allowances for credit losses on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for such risks under U.S. GAAP as of June 30, 2021. However, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures. For additional information on emerging markets risks, see “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

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

Citi is required to exercise subjective judgments relating to the applicability and functionality of internal valuation models, the significance of inputs or value drivers to the valuation of an instrument and the degree of illiquidity and subsequent lack of observability in certain markets. The fair value of these instruments is reported on Citi’s Consolidated Balance Sheet where the changes in fair value are recognized in either the Consolidated Statement of Income or in AOCI.
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

Citi’s Allowance for Credit Losses (ACL)
The table below shows Citi’s ACL as of the second quarter of 2021. For information on the drivers of Citi’s ACL release in the second quarter, see below. For additional information on Citi’s accounting policy on accounting for credit losses under CECL, see Note 1 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2020	1Q21 build (release)	1Q21 FX/Other	Balance Mar. 31, 2021	2Q21 build (release)	2Q21 FX/Other	Balance Jun. 30, 2021	ACLL/EOP loans Jun. 30, 2021(1)
Cards(1)	$16,805	$(1,523)	$(42)	$15,240	$(1,106)	$25	$14,159	9.72%
All other GCB	2,419	(283)	(42)	2,094	(292)	28	1,830
Global Consumer Banking	$19,224	$(1,806)	$(84)	$17,334	$(1,398)	$53	$15,989	5.90%
Institutional Clients Group	5,402	(1,312)	(6)	4,084	(949)	(8)	3,127	0.80
Corporate/Other	330	(109)	(1)	220	(99)	1	122
Allowance for credit losses on loans (ACLL)	$24,956	$(3,227)	$(91)	$21,638	$(2,446)	$46	$19,238	2.88%
Allowance for credit losses on unfunded lending commitments (ACLUC)	2,655	(626)	(17)	2,012	44	17	2,073
Other	146	1	(1)	146	1	1	148
Total ACL	$27,757	$(3,852)	$(109)	$23,796	$(2,401)	$64	$21,459

(1)    As of June 30, 2021, in North America GCB, Citi-branded cards ACLL/EOP loans was 8.6% and Citi retail services ACLL/EOP loans was 12.7%.

Citi’s reserves for expected credit losses on funded loans and unfunded lending commitments, standby letters of credit and financial guarantees are reflected on the Consolidated Balance Sheet in the Allowance for credit losses on loans (ACLL) and Other liabilities (Allowance for credit losses on unfunded lending commitments (ACLUC)), respectively. In addition, Citi reserves for expected credit losses on other financial assets carried at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables. These reserves, together with the ACLL and ACLUC, are referred to as the ACL. Changes in the ACL are reflected as Provision for credit losses in the Consolidated Statement of Income each reporting period.
The ACL is composed of quantitative and qualitative management adjustment components. The quantitative component uses a forward-looking base macroeconomic forecast. The qualitative management adjustment component reflects economic uncertainty using alternative downside macroeconomic scenarios and portfolio characteristics and current economic conditions not captured in the quantitative component, such as adjustments to reflect uncertainty around the estimated impact of the pandemic on credit losses. Both the quantitative and qualitative management adjustment components are further discussed below.

Quantitative Component
Citi estimates expected credit losses for its quantitative component using (i) its comprehensive internal data on loss and default history, (ii) internal credit risk ratings, (iii) external credit bureau and rating agencies information, and (iv) a reasonable and supportable forecast of macroeconomic conditions.
For its consumer and corporate portfolios, Citi’s expected credit losses are determined primarily by utilizing models that consider the borrowers’ probability of default (PD), loss given default (LGD) and exposure at default (EAD). The loss likelihood and severity models used for estimating expected credit losses are sensitive to changes in macroeconomic variables that inform the forecasts, and cover a wide range of geographic, industry, product and business segments.
In addition, Citi’s models determine expected credit losses based on leading credit indicators, including loan delinquencies, changes in portfolio size, default frequency, risk ratings and loss recovery rates (among other things), as well as other current economic factors and credit trends, including housing prices, unemployment and gross domestic product (GDP).

Qualitative Component
The qualitative management adjustment component includes, among other things, management adjustments to reflect economic uncertainty based on the likelihood and severity of downside scenarios and certain portfolio characteristics not captured in the quantitative component, such as concentrations, collateral valuation, model limitations, idiosyncratic events and other factors as required by banking supervisory guidance for the ACL. The qualitative management adjustment component also reflects the uncertainty around the estimated impact of the pandemic on credit loss estimates. The ultimate extent of the pandemic’s impact on Citi’s ACL will depend on, among other things, (i) how consumers respond to the conclusion of government stimulus and assistance programs, (ii) the impact on unemployment, (iii) the timing and extent of the economic recovery, (iv) the severity and duration of any resurgence of COVID-19, (v) the rate of distribution and administration of vaccines and (vi) the extent of any market volatility.

2Q21 Changes in the Allowance
In the second quarter of 2021, Citi released $1.5 billion of the ACL for its consumer portfolios and $0.9 billion of the ACL for its corporate portfolios, for a total release of $2.4 billion. The releases in consumer and corporate ACLs were driven primarily by improvements in portfolio quality and macroeconomic forecasts. The overall qualitative management adjustments were largely unchanged compared to the previous quarter. Based on its latest macroeconomic forecast, Citi believes its analysis of the ACL reflects the forward view of the economic analysis as of June 30, 2021.

Macroeconomic Variables
Citi considers a multitude of macroeconomic variables for both the base and downside macroeconomic forecasts it uses to estimate the ACL, including domestic and international variables for its global portfolios and exposures. Citi’s forecasts of the U.S. unemployment rate and U.S. Real GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of the ACL.
The tables below show Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. Real GDP growth rate used in determining Citi’s ACL for each quarterly reporting period from 2Q20 to 2Q21:

	Quarterly average
U.S. unemployment	3Q21	1Q22	3Q22	13-quarter average(1)
Citi forecast at 2Q20	6.3%	5.8%	5.6%	7.2%
Citi forecast at 3Q20	6.8	6.3	5.9	6.6
Citi forecast at 4Q20	6.5	6.2	5.9	6.1
Citi forecast at 1Q21	5.2	4.5	3.9	4.3
Citi forecast at 2Q21	5.2	4.2	4.0	4.1
(1)    Represents the average unemployment rate for the rolling, forward-looking 13 quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. Real GDP	2021	2022	2023
Citi forecast at 2Q20	5.5%	3.3%	2.1%
Citi forecast at 3Q20	3.3	2.8	2.6
Citi forecast at 4Q20	3.7	2.7	2.6
Citi forecast at 1Q21	6.2	4.1	1.9
Citi forecast at 2Q21	6.5	3.7	2.0
(1)    The year-over-year growth rate is the percentage change in the Real (inflation adjusted) GDP level.
Under the base macroeconomic forecast as of 2Q21, U.S. Real GDP growth is expected to remain strong in 2021 and 2022 and the unemployment rate is expected to continue to improve as the U.S. moves past the peak of the pandemic-related health and economic crisis.

Consumer
As discussed above, Citi’s total consumer ACL release (including Corporate/Other) of $1.5 billion in the second quarter of 2021 reduced the ACL balance to $16.1 billion, or 5.84% of total consumer loans at June 30, 2021. The release was primarily driven by the improvements in portfolio credit quality, as well as the improved macroeconomic forecast. Citi’s consumer ACL is largely driven by the cards businesses.
For cards, including Citi’s international businesses, the level of reserves relative to EOP loans decreased to 9.72% at June 30, 2021, compared to 10.72% at March 31, 2021, primarily driven by improvements in portfolio credit quality, as well as the improved macroeconomic forecast. For the remaining consumer exposures, the level of reserves relative to EOP loans decreased to 1.5% at June 30, 2021, compared to 1.8% at March 31, 2021.

Corporate
Citi’s corporate ACLL release of $0.9 billion in the second quarter of 2021 reduced the ACLL reserve balance to $3.1 billion, or 0.80% of total funded loans, and was primarily driven by improvements in portfolio credit quality, as well as the improved macroeconomic forecast.
The Allowance for credit losses on unfunded lending commitments (ACLUC) build of $43 million in the second quarter of 2021 increased the total ACLUC reserve balance included in Other liabilities to $2.1 billion at June 30, 2021.

ACLL and Non-accrual Ratios
At June 30, 2021, the ratio of the allowance for credit losses to total funded loans was 2.88% (5.84% for consumer loans and 0.80% for corporate loans) compared to 3.29% at March 31, 2021 (6.41% for consumer loans and 1.06% for corporate loans).
Citi’s total non-accrual loans were $4.4 billion at June 30, 2021, down $708 million from March 31, 2021. Consumer non-accrual loans decreased $178 million to $1.8 billion at June 30, 2021 from $2.0 billion at March 31, 2021, while corporate non-accrual loans decreased $530 million to $2.6 billion at June 30, 2021 from $3.1 billion at March 31, 2021. In addition, the ratio of non-accrual loans to total corporate loans was 0.64%, and 0.65% of non-accrual loans to total consumer loans, at June 30, 2021.

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
At June 30, 2021, Citigroup had recorded net DTAs of approximately $24.5 billion, an increase of $0.3 billion from March 31, 2021 and a decrease of $0.3 billion from December 31, 2020. The increase for the quarter was driven by a valuation allowance (VA) release (see DTA Realizability below) and losses in Other comprehensive income.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2021	December 31, 2020
Total U.S.	$21.7	$22.2
Total foreign	2.8	2.6
Total	$24.5	$24.8

Of Citi’s total net DTAs of $24.5 billion as of June 30, 2021, $9.4 billion (primarily relating to net operating losses, foreign tax credit (FTC) and general business credit carry-forwards, which decreased by $0.4 billion in the current quarter) was deducted in calculating Citi’s regulatory capital. Net DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” in Citi’s 2020 Annual Report on Form 10-K). For the quarter ended June 30, 2021, Citi did not have any such DTAs. Accordingly, the remaining $15.1 billion of net DTAs as of June 30, 2021 was not deducted in calculating regulatory capital pursuant to Basel III standards and was appropriately risk weighted under those rules.

DTA Realizability
Citi believes that the realization of the recognized net DTAs of $24.5 billion at June 30, 2021 is more-likely-than-not based on management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).
In the second quarter of 2021, as part of the normal planning process, Citi updated its forecasts of operating income and foreign source income. With respect to Citi’s general basket for foreign tax credits (FTCs), Citi’s revised forecast provided a sufficient level of forecasted taxable income to maintain the level of general basket FTCs currently recognized. With respect to non-U.S. branches, Citi’s forecasts evidenced a sufficient level of forecasted taxable income to utilize previously unrecognized DTAs related to non-U.S. branch FTC carry-forwards in 2021 and 2022. As a result, the second quarter includes a VA release of approximately $450 million related to these FTCs. As part of its normal planning process in the fourth quarter of 2021, Citi expects to further update its forecasts of operating income and foreign source income, which in turn could affect Citi’s valuation allowance against FTC carry-forwards.

Effective Tax Rate
Citi’s reported effective tax rate for the second quarter of 2021 was approximately 16%. This compares to an effective tax rate of approximately 5% in the second quarter of 2020. The effective tax rate in the current quarter was driven by the $450 million VA release related to non-U.S. branch FTC carry-forwards. In the second quarter of 2020, the effective tax rate was driven by the higher relative impact of tax-advantaged investments and other tax benefits on a relatively low level of earnings before taxes.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi, in its related quarterly report on Form 10-Q, previously disclosed no reportable activities for the first quarter of 2021.
During the second quarter of 2021, Citigroup reported 71 transactions pursuant to Section 219. On May 10, 2021, Citibank Europe plc, acting as an intermediary bank, processed a permissible transaction between two Irish banks for visa-related fees paid to the Iranian Embassy in Ireland. The total value of the payment was EUR 100.00 (approximately USD 119.06). These transactions were authorized under the travel exemption of the Iranian Transactions and Sanctions Regulations (i.e., 31 CFR § 560.210). In addition, in May of 2021, Citigroup’s Russian subsidiary (Citi Russia) unblocked and released 69 transactions involving entities designated pursuant to Executive Orders 13382 and 13224. The total value of the transactions, which were related to payments of small bills for services, as well as salary payments, was RUB 11,371,791.17
(approximately USD 225,429.26). All transactions were processed pursuant to a specific license issued by the U.S. Office of Foreign Assets Control (OFAC) on May 26, 2021. Citi Russia received nominal fees for three of the 69 payments, which were outgoing and subject to tariffs. Finally, on June 16, 2021, two subsidiaries of Citigroup Inc. processed a transaction between the Central Bank of Iran (the CBI) and an international organization (IO). The CBI sent funds to the IO’s Korean won account at Citibank Korea Inc., which were then converted to U.S. dollars and transferred to the IO’s U.S. dollar account at Citibank, N.A., New York branch. The total value of the payment was approximately USD 16,455,375.44. The transaction was a payment for the Government of Iran’s membership dues to the IO. Citi obtained a two-year license from OFAC for such payments on May 19, 2021. Citigroup Inc.’s two subsidiaries realized nominal fees for the processing of this payment.

SUPERVISION AND REGULATION

Securities and Commodities Regulation—Swap Dealer/ Security-Based Swap Dealer Requirements
Rules of the U.S. Commodity Futures Trading Commission (CFTC) govern the registration and regulation of swap dealers. As previously disclosed, several Citigroup subsidiaries, including Citibank, Citigroup Global Markets Inc. (CGMI), Citigroup Global Markets Limited (CGML), Citigroup Global Markets Europe (CGME) and Citigroup Energy Inc., are registered with the CFTC as swap dealers. On July 22, 2020, the CFTC adopted final rules establishing capital and financial reporting requirements for swap dealers that will take effect in October 2021.
In addition, the SEC has adopted rules governing the registration and regulation of security-based swap dealers. The regulations include requirements related to (i) capital, margin and segregation, (ii) record-keeping, reporting and notification and (iii) risk management practices for uncleared security-based swaps and the cross-border application of certain security-based swap requirements. These requirements will also take effect in October 2021.
For additional information about supervision and regulation applicable to Citi, see “Supervision, Regulation and Other—Supervision and Regulation” in Citi’s 2020 Annual Report on Form 10-K.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations above, in Citi’s First Quarter of 2021 Form 10-Q and in Citi’s 2020 Annual Report on Form 10-K and other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

•rapidly evolving challenges and uncertainties related to the COVID-19 pandemic in the U.S. and globally, including the duration and further spread of the coronavirus as well as any variants becoming more prevalent and impactful; further production, distribution, acceptance and effectiveness of vaccines; the public response, including consumer confidence, spending patterns and credit card usage behaviors; government actions, including further imposition of social distancing and restrictions on businesses and the movement of the public; any delay, weakness or unevenness in the economic recovery or any future economic downturn; and the potential impact on Citi’s businesses and overall results of operations and financial condition;
•the potential impact on Citi’s ability to return capital to common shareholders consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements, including the Stress Capital Buffer, Citi’s results of operations and financial condition, forecasts of macroeconomic conditions, regulatory evaluations of Citi’s ability to maintain an effective capital management framework and Citi’s effectiveness in managing and calculating its risk-weighted assets, and the Supplementary Leverage Ratio and GSIB surcharge, whether due to the impact of the pandemic, the results of the CCAR process and regulatory stress tests or otherwise;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential fiscal, monetary, regulatory, corporate and other income tax and other changes due to the current U.S. presidential administration, regulatory leadership and Congress or in response to the pandemic; potential changes to various aspects of the regulatory capital framework; the future legislative and regulatory framework resulting from the U.K.’s exit from the European Union, including with respect to financial services; and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, business planning and compliance risks and costs;
•Citi’s ability to achieve its projected or expected results from its continued investments and efficiency initiatives and other actions, such as deepening client relationships, revenue growth, expense management and transformation of its infrastructure, risk management and controls, as part of Citi’s overall strategy to meet operational and financial objectives, including as a result of factors that Citi cannot control;
•Citi’s ability to achieve its objectives from its strategic refresh, including, among others, those related to its Global Wealth business and plans to pursue exits of consumer businesses in 13 markets in Asia and EMEA, which may not be as productive or effective as Citi expects and could result in foreign currency translation adjustment (CTA) or other losses, charges or other negative financial or strategic impacts;
•the transition away from or discontinuance of LIBOR or any other interest rate benchmark and the adverse consequences it could have for market participants, including Citi;
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
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations of hedges on foreign investments; foreign currency volatility, sovereign volatility, election outcomes, regulatory changes and political events; foreign exchange controls; limitations on foreign investment; sociopolitical instability (including from hyperinflation); fraud; nationalization or loss of licenses; business restrictions; sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; confiscation of assets; U.S. regulators imposing mandatory loan loss or other reserve requirements on Citi; and higher compliance and regulatory risks and costs;
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
•the potential impact to Citi from climate change, including both physical and transition risks as well as higher regulatory, compliance and reputational risks and costs;
•the potential impact to Citi’s businesses, and results of operations and financial condition, as well as its macroeconomic outlook, due to macroeconomic, geopolitical and other challenges and uncertainties and volatilities, including, among others, a rapid rise in or an elevated level of inflation; governmental fiscal and monetary actions or expected actions, such as changes in interest rate policies and any program implemented to change the size of central bank balance sheets; geopolitical tensions and conflicts; protracted or widespread trade tensions; natural disasters; additional pandemics; and election outcomes;
•the potential impact to Citi from a failure in or disruption of its operational processes or systems, including as a result of, among other things, human error, such as processing errors, fraud or malice, accidental system or technological failure, electrical or telecommunication outages or failure of or cyber incidents involving computer servers or infrastructure or other similar losses or damage to Citi’s property or assets, or failures by third parties, as well as disruptions in the operations of Citi’s clients, customers or other third parties;
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
•the potential impact of changes to, or the application of incorrect, assumptions, judgments or estimates in Citi’s financial statements, including estimates of Citi’s ACL, which depends on its CECL models and assumptions and forecasted macroeconomic conditions and qualitative management adjustment component; reserves related to litigation, regulatory and tax matters exposures; valuation of DTAs; and fair value of certain assets and liabilities, such as goodwill or any other asset for impairment;
•the financial impact from reclassification of any CTA component of AOCI, including related hedges and taxes, into Citi’s earnings, due to the sale or substantial liquidation of any foreign entity, such as those related to any of Citi’s 13 exit markets or legacy businesses, whether due to Citi’s strategic refresh or otherwise;
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
•the potential impact on Citi’s liquidity and/or costs of funding as a result of external factors, including, among others, a rapid rise in or an elevated level of inflation, the competitive environment for deposits, general disruptions in the financial markets, governmental fiscal and monetary policies, regulatory changes or negative investor perceptions of Citi’s creditworthiness, unexpected increases in cash or collateral requirements and the inability to monetize available liquidity resources, whether due to the pandemic or otherwise;
•the impact of a ratings downgrade of Citi or one or more of its more significant subsidiaries or issuing entities on Citi’s funding and liquidity as well as operations of certain of its businesses;
•the potential impact to Citi of ongoing interpretation and implementation of regulatory and legislative requirements and changes in the U.S. and globally, as well as heightened regulatory scrutiny and expectations for large financial institutions and their employees and agents, with respect to, among other things, governance, infrastructure, data and risk management practices and controls, including the impact on Citi’s compliance, regulatory and other risks and costs, such as increased regulatory oversight and restrictions, enforcement proceedings, penalties and fines; and
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations,

consent orders and related compliance efforts and other inquiries, to which Citi is or may be subject at any given time, such as the previously disclosed October 2020 FRB and OCC consent orders, particularly given the increased focus by regulators on risks and controls, such as risk management, compliance, data quality management and governance and internal controls, and policies and procedures; as well as the transformative efforts to remediate deficiencies on a timely and sufficient basis and increased expenses for such remediation efforts, together with the heightened scrutiny and expectations generally from regulators, and the severity of the remedies sought by regulators, such as civil money penalties, supervisory or enforcement orders, business restrictions, limitations on dividends and changes to directors and/or officers, and potential collateral consequences to Citi arising from such outcomes.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2021	2020	2021	2020
Revenues
Interest revenue	$12,463	$14,589	$24,997	$31,728
Interest expense	2,264	3,509	4,632	9,156
Net interest revenue	$10,199	$11,080	$20,365	$22,572
Commissions and fees	$3,374	$2,933	$7,044	$5,954
Principal transactions	2,304	4,157	6,217	9,418
Administration and other fiduciary fees	1,022	819	1,983	1,673
Realized gains on sales of investments, net	137	748	538	1,180
Impairment losses on investments:
Impairment losses on investments and other assets	(13)	(69)	(82)	(124)
Provision for credit losses on AFS debt securities(1)	—	(8)	—	(8)
Net impairment losses recognized in earnings	$(13)	$(77)	$(82)	$(132)
Other revenue (loss)	$451	$106	$736	$(168)
Total non-interest revenues	$7,275	$8,686	$16,436	$17,925
Total revenues, net of interest expense	$17,474	$19,766	$36,801	$40,497
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$(1,126)	$7,990	$(2,605)	$14,367
Provision for credit losses on held-to-maturity (HTM) debt securities	4	31	(7)	37
Provision for credit losses on other assets	(3)	48	6	44
Policyholder benefits and claims	15	15	67	39
Provision for credit losses on unfunded lending commitments	44	113	(582)	670
Total provisions for credit losses and for benefits and claims(2)	$(1,066)	$8,197	$(3,121)	$15,157
Operating expenses
Compensation and benefits	$5,982	$5,624	$11,983	$11,278
Premises and equipment	558	562	1,134	1,127
Technology/communication	1,895	1,741	3,747	3,464
Advertising and marketing	340	299	610	627
Other operating	2,417	2,234	4,791	4,607
Total operating expenses	$11,192	$10,460	$22,265	$21,103
Income from continuing operations before income taxes	$7,348	$1,109	$17,657	$4,237
Provision for income taxes	1,155	52	3,487	632
Income from continuing operations	$6,193	$1,057	$14,170	$3,605
Discontinued operations
Income (loss) from discontinued operations	$10	$(1)	$8	$(19)
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$10	$(1)	$8	$(19)
Net income before attribution of noncontrolling interests	$6,203	$1,056	$14,178	$3,586
Noncontrolling interests	10	—	43	(6)
Citigroup’s net income	$6,193	$1,056	$14,135	$3,592
Basic earnings per share(3)
Income from continuing operations	$2.86	$0.38	$6.51	$1.45
Income from discontinued operations, net of taxes	—	—	—	(0.01)
Net income	$2.87	$0.38	$6.52	$1.44
Weighted average common shares outstanding (in millions)	2,056.5	2,081.7	2,069.3	2,089.8
Diluted earnings per share(3)
Income from continuing operations	$2.84	$0.38	$6.47	$1.45
Income (loss) from discontinued operations, net of taxes	—	—	—	(0.01)
Net income	$2.85	$0.38	$6.47	$1.44
Adjusted weighted average common shares outstanding (in millions)	2,073.0	2,084.3	2,084.8	2,103.0

(1)    In accordance with ASC 326.
(2)    This total excludes the provision for credit losses on AFS securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Citigroup’s net income	$6,193	$1,056	$14,135	$3,592
Add: Citigroup’s other comprehensive income(1)
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$(474)	$837	$(2,259)	$3,965
Net change in debt valuation adjustment (DVA), net of taxes(2)	(62)	(2,232)	(104)	908
Net change in cash flow hedges, net of taxes	(173)	74	(729)	1,971
Benefit plans liability adjustment, net of taxes	87	(77)	801	(363)
Net change in foreign currency translation adjustment, net of taxes and hedges	523	561	(751)	(3,548)
Net change in excluded component of fair value hedges, net of taxes	(10)	13	(20)	40
Citigroup’s total other comprehensive income (loss)	$(109)	$(824)	$(3,062)	$2,973
Citigroup’s total comprehensive income	$6,084	$232	$11,073	$6,565
Add: Other comprehensive loss attributable to noncontrolling interests	$18	$39	$(40)	$(12)
Add: Net income (loss) attributable to noncontrolling interests	10	—	43	(6)
Total comprehensive income	$6,112	$271	$11,076	$6,547

(1)See Note 17 to the Consolidated Financial Statements.
(2)See Note 20 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	June 30,
	2021	December 31,
In millions of dollars	(Unaudited)	2020
Assets
Cash and due from banks (including segregated cash and other deposits)	$27,117	$26,349
Deposits with banks, net of allowance	272,121	283,266
Securities borrowed and purchased under agreements to resell (including $187,876 and $185,204 as of June 30, 2021 and December 31, 2020, respectively, at fair value), net of allowance	309,047	294,712
Brokerage receivables, net of allowance	61,138	44,806
Trading account assets (including $167,605 and $168,967 pledged to creditors at June 30, 2021 and December 31, 2020, respectively)	370,950	375,079
Investments:
Available-for-sale debt securities (including $7,718 and $5,921 pledged to creditors as of June 30, 2021 and December 31, 2020, respectively), net of allowance	302,977	335,084
Held-to-maturity debt securities (including $1,225 and $547 pledged to creditors as of June 30, 2021 and December 31, 2020, respectively), net of allowance	176,742	104,943
Equity securities (including $793 and $1,066 at fair value as of June 30, 2021 and December 31, 2020, respectively)	7,344	7,332
Total investments	$487,063	$447,359
Loans:
Consumer (including $14 and $14 as of June 30, 2021 and December 31, 2020, respectively, at fair value)	275,895	288,839
Corporate (including $7,693 and $6,840 as of June 30, 2021 and December 31, 2020, respectively, at fair value)	400,939	387,044
Loans, net of unearned income	$676,834	$675,883
Allowance for credit losses on loans (ACLL)	(19,238)	(24,956)
Total loans, net	$657,596	$650,927
Goodwill	22,060	22,162
Intangible assets (including MSRs of $419 and $336 as of June 30, 2021 and December 31, 2020, respectively, at fair value)	4,687	4,747
Other assets (including $11,083 and $14,613 as of June 30, 2021 and December 31, 2020, respectively, at fair value), net of allowance	116,089	110,683
Total assets	$2,327,868	$2,260,090

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

	June 30,
	2021	December 31,
In millions of dollars	(Unaudited)	2020
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$157	$281
Trading account assets	8,203	8,104
Investments	880	837
Loans, net of unearned income
Consumer	35,574	37,561
Corporate	14,867	17,027
Loans, net of unearned income	$50,441	$54,588
Allowance for credit losses on loans (ACLL)	(3,238)	(3,794)
Total loans, net	$47,203	$50,794
Other assets	43	43
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$56,486	$60,059
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2021	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2020
Liabilities
Non-interest-bearing deposits in U.S. offices	$149,373	$126,942
Interest-bearing deposits in U.S. offices (including $910 and $879 as of June 30, 2021 and December 31, 2020, respectively, at fair value)	485,589	503,213
Non-interest-bearing deposits in offices outside the U.S.	101,723	100,543
Interest-bearing deposits in offices outside the U.S. (including $1,839 and $1,079 as of June 30, 2021 and December 31, 2020, respectively, at fair value)	573,596	549,973
Total deposits	$1,310,281	$1,280,671
Securities loaned and sold under agreements to repurchase (including $76,705 and $60,206 as of June 30, 2021 and December 31, 2020, respectively, at fair value)	221,817	199,525
Brokerage payables	59,416	50,484
Trading account liabilities	174,706	168,027
Short-term borrowings (including $7,358 and $4,683 as of June 30, 2021 and December 31, 2020, respectively, at fair value)	31,462	29,514
Long-term debt (including $76,375 and $67,063 as of June 30, 2021 and December 31, 2020, respectively, at fair value)	264,575	271,686
Other liabilities (including $3,279 and $6,835 as of June 30, 2021 and December 31, 2020, respectively, at fair value), net of allowance	62,701	59,983
Total liabilities	$2,124,958	$2,059,890
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of June 30, 2021—719,800 and as of December 31, 2020—779,200, at aggregate liquidation value	$17,995	$19,480
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of June 30, 2021—3,099,678,668 and as of December 31, 2020—3,099,763,661	31	31
Additional paid-in capital	107,820	107,846
Retained earnings	179,686	168,272
Treasury stock, at cost: June 30, 2021—1,072,893,485 shares and December 31, 2020—1,017,674,452 shares	(68,253)	(64,129)
Accumulated other comprehensive income (loss) (AOCI)	(35,120)	(32,058)
Total Citigroup stockholders’ equity	$202,159	$199,442
Noncontrolling interests	751	758
Total equity	$202,910	$200,200
Total liabilities and equity	$2,327,868	$2,260,090

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

	June 30,
	2021	December 31,
In millions of dollars	(Unaudited)	2020
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$8,444	$9,278
Long-term debt	14,522	20,405
Other liabilities	240	463
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$23,206	$30,146

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Preferred stock at aggregate liquidation value
Balance, beginning of period	$20,280	$17,980	$19,480	$17,980
Issuance of new preferred stock	—	—	2,300	1,500
Redemption of preferred stock	(2,285)	—	(3,785)	(1,500)
Balance, end of period	$17,995	$17,980	$17,995	$17,980
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$107,725	$107,581	$107,877	$107,871
Employee benefit plans	112	118	(63)	(174)
Preferred stock issuance costs (new issuances, net of reclassifications to retained earnings for redemptions)	8	—	40	2
Other	6	—	(3)	—
Balance, end of period	$107,851	$107,699	$107,851	$107,699
Retained earnings
Balance, beginning of period	$174,816	$163,782	$168,272	$165,369
Adjustments to opening balance, net of taxes(1)
Financial instruments—credit losses (CECL adoption)	—	—	—	(3,076)
Variable post-charge-off third-party collection costs	—	—	—	330
Adjusted balance, beginning of period	$174,816	$163,782	$168,272	$162,623
Citigroup’s net income	6,193	1,056	14,135	3,592
Common dividends(2)	(1,062)	(1,071)	(2,136)	(2,152)
Preferred dividends	(253)	(253)	(545)	(544)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(8)	1	(40)	(4)
Balance, end of period	$179,686	$163,515	$179,686	$163,515
Treasury stock, at cost
Balance, beginning of period	$(65,261)	$(64,147)	$(64,129)	$(61,660)
Employee benefit plans(3)	8	4	476	442
Treasury stock acquired(4)	(3,000)	—	(4,600)	(2,925)
Balance, end of period	$(68,253)	$(64,143)	$(68,253)	$(64,143)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(35,011)	$(32,521)	$(32,058)	$(36,318)
Citigroup’s total other comprehensive income	(109)	(824)	(3,062)	2,973
Balance, end of period	$(35,120)	$(33,345)	$(35,120)	$(33,345)
Total Citigroup common stockholders’ equity	$184,164	$173,726	$184,164	$173,726
Total Citigroup stockholders’ equity	$202,159	$191,706	$202,159	$191,706
Noncontrolling interests
Balance, beginning of period	$724	$651	$758	$704
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	—	—	—
Transactions between Citigroup and the noncontrolling-interest shareholders	1	—	1	(6)
Net income attributable to noncontrolling-interest shareholders	10	—	43	(6)
Distributions paid to noncontrolling-interest shareholders	—	—	—	—
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	18	39	(40)	(12)
Other	(2)	(10)	(11)	—
Net change in noncontrolling interests	$27	$29	$(7)	$(24)
Balance, end of period	$751	$680	$751	$680
Total equity	$202,910	$192,386	$202,910	$192,386

(1)    See Note 1 to the Consolidated Financial Statements for additional details.
(2)    Common dividends declared were $0.51 per share in both of the first and second quarters of 2021 and 2020.

(3)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors-approved common share repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2021	2020
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$14,178	$3,586
Net income (loss) attributable to noncontrolling interests	43	(6)
Citigroup’s net income	$14,135	$3,592
Income (loss) from discontinued operations, net of taxes	8	(19)
Income from continuing operations—excluding noncontrolling interests	$14,127	$3,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Depreciation and amortization	1,944	1,853
Provisions for credit losses on loans and unfunded lending commitments	(3,187)	15,037
Realized gains from sales of investments	(538)	(1,180)
Impairment losses on investments and other assets	82	124
Change in trading account assets	4,098	(86,203)
Change in trading account liabilities	6,679	29,370
Change in brokerage receivables net of brokerage payables	(7,400)	190
Change in loans HFS	(3,214)	(1,200)
Change in other assets	(2,260)	1,472
Change in other liabilities	3,300	2,620
Other, net	9,932	15,098
Total adjustments	$9,436	$(22,819)
Net cash provided by (used in) operating activities of continuing operations	$23,563	$(19,208)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(14,335)	$(31,595)
Change in loans	(3,088)	7,943
Proceeds from sales and securitizations of loans	869	826
Purchases of investments	(201,567)	(207,701)
Proceeds from sales of investments	66,477	86,191
Proceeds from maturities of investments	75,195	53,909
Capital expenditures on premises and equipment and capitalized software	(1,771)	(1,318)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	28	12
Other, net	81	44
Net cash used in investing activities of continuing operations	$(78,111)	$(91,689)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,663)	$(2,679)
Issuance of preferred stock	2,300	1,500
Redemption of preferred stock	(3,785)	(1,500)
Treasury stock acquired	(4,381)	(2,925)
Stock tendered for payment of withholding taxes	(324)	(407)
Change in securities loaned and sold under agreements to repurchase	22,292	49,383
Issuance of long-term debt	41,511	58,471
Payments and redemptions of long-term debt	(41,894)	(32,297)
Change in deposits	29,610	163,070
Change in short-term borrowings	1,948	(4,893)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Six Months Ended June 30,
In millions of dollars	2021	2020
Net cash provided by financing activities of continuing operations	$44,614	$227,723
Effect of exchange rate changes on cash and due from banks	$(443)	$(972)
Change in cash, due from banks and deposits with banks	(10,377)	115,854
Cash, due from banks and deposits with banks at beginning of period	309,615	193,919
Cash, due from banks and deposits with banks at end of period	$299,238	$309,773
Cash and due from banks (including segregated cash and other deposits)	$27,117	$22,889
Deposits with banks, net of allowance	272,121	286,884
Cash, due from banks and deposits with banks at end of period	$299,238	$309,773
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,176	$2,543
Cash paid during the period for interest	4,545	8,751
Non-cash investing activities(1)
Transfers to loans HFS (Other assets) from loans	$961	$1,036

(1)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 22 to the Consolidated Financial Statements for more information and balances as of June 30, 2021.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2021 and for the three- and six-month periods ended June 30, 2021 and 2020 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Annual Report on Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (First Quarter of 2021 Form 10-Q).
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

January 1, 2020 CECL Transition (Day 1) Impact
The CECL methodology’s impact on expected credit losses, among other things, reflects Citi’s view of the current state of the economy, forecasted macroeconomic conditions and quality of Citi’s portfolios. At the January 1, 2020 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to Citi was an approximate $4.1 billion, or an approximate 29%, pretax increase in the Allowance for credit losses, along with a $3.1 billion after-tax decrease in Retained earnings and a deferred tax asset increase of $1.0 billion. This transition impact reflects (i) a $4.9 billion build to the Allowance for credit losses for Citi’s consumer exposures, primarily driven by the impact on credit card receivables of longer estimated tenors under the CECL lifetime expected credit loss methodology (loss coverage of approximately 23 months) compared to shorter estimated tenors under the probable loss methodology under prior U.S. GAAP (loss coverage of approximately 14 months), net of recoveries; and (ii) a release of $0.8 billion of reserves primarily related to Citi’s corporate net loan loss exposures, largely due to more precise contractual maturities that result in shorter remaining tenors, incorporation of recoveries and use of more specific historical loss data based on an increase in portfolio segmentation across industries and geographies.
Under the CECL methodology, the Allowance for credit losses consists of quantitative and qualitative components. Citi’s quantitative component of the Allowance for credit losses is model based and utilizes a single forward-looking macroeconomic forecast and discounts inputs for the corporate classifiably managed portfolios, complemented by the qualitative component described below, in estimating expected credit losses and discounts inputs for the corporate classifiably managed portfolios. Reasonable and supportable forecast periods vary by product. For example, Citi’s consumer models use a 13-quarter reasonable and supportable period and revert to historical loss experience thereafter, while its corporate loan models use a nine-quarter reasonable and supportable period followed by a three-quarter graduated transition to historical loss experience.
The qualitative management adjustment component includes, among other things, management adjustments to reflect economic uncertainty based on the likelihood and severity of downside scenarios and certain portfolio characteristics not captured in the quantitative component, such as concentrations, collateral coverage, model limitations, idiosyncratic events and other factors as required by banking supervisory guidance for the ACL. The qualitative management adjustment component also includes management adjustments to reflect the uncertainty around the estimated impact of the pandemic on credit loss estimates.

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

FUTURE ACCOUNTING CHANGES

Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the existing recognition, measurement, presentation and disclosures for long-duration contracts issued by an insurance entity. Specifically, the guidance (i) improves the timeliness of recognizing changes in the liability for future policy benefits and prescribes the rate used to discount future cash flows for long-duration insurance contracts, (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (iii) simplifies the amortization of deferred acquisition costs and (iv) introduces additional quantitative and qualitative disclosures. Citi has certain insurance subsidiaries, primarily in Mexico, that issue long-duration insurance contracts such as traditional life insurance policies and life-contingent annuity contracts that will be impacted by the requirements of ASU 2018-12.
The effective date of ASU 2018-12 was deferred for all insurance entities by ASU 2019-09, Financial Services—Insurance: Effective Date (issued in October 2019) and by ASU 2020-11, Financial Services—Insurance: Effective Date and Early Application (issued in November 2020). Citi plans to adopt the targeted improvements in ASU 2018-12 on January 1, 2023 and is currently evaluating the impact of the standard on its insurance subsidiaries. Citi does not expect a material impact to its results of operations as a result of adopting the standard.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Discontinued Operations
The Company’s results from Discontinued operations consisted of residual activities related to previously divested operations. All Discontinued operations results are recorded within Corporate/Other.
The following table summarizes financial information for all Discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Total revenues, net of interest expense	$—	$—	$—	$—
Income (loss) from discontinued operations(1)	$10	$(1)	$8	$(19)
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$10	$(1)	$8	$(19)

(1)Amounts in each period relate to the sale of the Egg Banking business in 2011.

Cash flows from Discontinued operations were not material for the periods presented.

Significant Disposals
Citi did not have any significant disposals to report as of June 30, 2021. As of August 4, 2021, Citi had not entered into any definitive sales agreements related to its recently announced intention to pursue exits of its consumer franchises in 13 markets across Asia and EMEA.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through two business segments: Global Consumer Banking (GCB) and Institutional Clients Group (ICG), with the remaining operations in Corporate/Other, which includes activities not assigned to a specific business segment as well as certain North America legacy loan portfolios, discontinued operations and other legacy assets.
Beginning in the first quarter of 2021, Citi changed its allocation for certain recurring expenses that are attributable to the business segments from Corporate/Other to GCB and ICG. These expenses include incremental investments related to risks and controls, technology capabilities and information security initiatives, as well as some incremental spend related to the pandemic. The prior-period reportable operating segment results have been revised to conform the presentation for all periods to reflect this revised allocation methodology. Citi’s consolidated results were unchanged for all periods presented as a result of the changes discussed above.
For additional information regarding Citigroup’s business segments, see Note 3 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
The following tables present certain information regarding the Company’s continuing operations by segment:

	Three Months Ended June 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2021	2020	2021	2020	2021	2020	June 30, 2021	December 31, 2020
Global Consumer Banking	$6,820	$7,339	$573	$(257)	$1,832	$(705)	$432	$434
Institutional Clients Group	10,387	12,137	1,104	455	3,829	1,822	1,795	1,730
Corporate/Other	267	290	(522)	(146)	532	(60)	101	96
Total	$17,474	$19,766	$1,155	$52	$6,193	$1,057	$2,328	$2,260

	Six Months Ended June 30,
	Revenues, net of interest expense(3)		Provision (benefits) for income taxes		Income (loss) from continuing operations(4)
In millions of dollars	2021	2020	2021	2020	2021	2020
Global Consumer Banking	$13,857	$15,513	$1,230	$(538)	$4,003	$(1,489)
Institutional Clients Group	22,607	24,621	2,830	1,484	9,767	5,396
Corporate/Other	337	363	(573)	(314)	400	(302)
Total	$36,801	$40,497	$3,487	$632	$14,170	$3,605

(1)     Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $7.9 billion and $9.7 billion; in EMEA of $3.3 billion and $3.4 billion; in Latin America of $2.2 billion and $2.3 billion; and in Asia of $3.8 billion and $4.1 billion for the three months ended June 30, 2021 and 2020, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.
(2)     Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $(0.1) billion and $4.2 billion; in the ICG results of $(0.8) billion and $3.9 billion; and in the Corporate/Other results of $(0.1) billion and $0.2 billion for the three months ended June 30, 2021 and 2020, respectively.
(3)     Includes total revenues, net of interest expense, in North America of $17.2 billion and $19.9 billion; in EMEA of $7.0 billion and $6.9 billion; in Latin America of $4.4 billion and $4.9 billion; and in Asia of $7.9 billion and $8.5 billion for the six months ended June 30, 2021 and 2020, respectively. Regional numbers exclude Corporate/Other, which largely operates within the U.S.
(4)     Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $(0.3) billion and $8.9 billion; in the ICG results of $(2.6) billion and $5.9 billion; and in the Corporate/Other results of $(0.2) billion and $0.4 billion for the six months ended June 30, 2021 and 2020, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Interest revenue
Loan interest, including fees	$8,733	$10,149	$17,642	$21,399
Deposits with banks	126	159	271	686
Securities borrowed and purchased under agreements to resell	205	401	499	1,609
Investments, including dividends	1,818	2,097	3,570	4,378
Trading account assets(1)	1,470	1,673	2,807	3,263
Other interest-bearing assets	111	110	208	393
Total interest revenue	$12,463	$14,589	$24,997	$31,728
Interest expense
Deposits(2)	$955	$1,469	$2,007	$4,083
Securities loaned and sold under agreements to repurchase	260	453	513	1,538
Trading account liabilities(1)	150	144	264	383
Short-term borrowings and other interest-bearing liabilities	31	140	62	524
Long-term debt	868	1,303	1,786	2,628
Total interest expense	$2,264	$3,509	$4,632	$9,156
Net interest revenue	$10,199	$11,080	$20,365	$22,572
Provision (benefit) for credit losses on loans	(1,126)	7,990	(2,605)	14,367
Net interest revenue after provision for credit losses on loans	$11,325	$3,090	$22,970	$8,205

(1)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(2)Includes deposit insurance fees and charges of $279 million and $270 million for the three months ended June 30, 2021 and 2020, respectively, and $619 million and $495 million for the six months ended June 30, 2021 and 2020, respectively.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

For additional information on Citi’s commissions and fees, and administration and other fiduciary fees, see Note 5 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

The following tables present Commissions and fees revenue:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$1,386	$—	$—	$1,386	$3,010	$—	$—	$3,010
Brokerage commissions	528	293	—	821	1,143	620	—	1,763
Credit- and bank-card income
Interchange fees	197	2,273	—	2,470	355	4,179	—	4,534
Card-related loan fees	7	170	—	177	12	347	—	359
Card rewards and partner payments(1)	(104)	(2,411)	—	(2,515)	(179)	(4,507)	—	(4,686)
Deposit-related fees(2)	260	65	—	325	504	150	—	654
Transactional service fees	251	26	—	277	492	50	—	542
Corporate finance(3)	180	—	—	180	338	—	—	338
Insurance distribution revenue	1	112	—	113	6	242	—	248
Insurance premiums	—	30	—	30	—	50	—	50
Loan servicing	10	10	4	24	22	17	8	47
Other	27	56	3	86	68	114	3	185
Total commissions and fees(4)	$2,743	$624	$7	$3,374	$5,771	$1,262	$11	$7,044

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$1,358	$—	$—	$1,358	$2,398	$—	$—	$2,398
Brokerage commissions	482	204	—	686	1,059	453	—	1,512
Credit- and bank-card income
Interchange fees	123	1,505	—	1,628	384	3,422	—	3,806
Card-related loan fees	3	132	—	135	14	298	—	312
Card rewards and partner payments(1)	(70)	(1,745)	—	(1,815)	(219)	(3,838)	—	(4,057)
Deposit-related fees(2)	220	85	—	305	453	200	—	653
Transactional service fees	215	20	—	235	442	44	—	486
Corporate finance(3)	149	—	—	149	295	—	—	295
Insurance distribution revenue	1	113	—	114	5	238	—	243
Insurance premiums	—	31	—	31	—	74	—	74
Loan servicing	18	11	2	31	38	22	10	70
Other	27	46	3	76	57	102	3	162
Total commissions and fees(4)	$2,526	$402	$5	$2,933	$4,926	$1,015	$13	$5,954

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
(2)Includes overdraft fees of $24 million and $20 million for the three months ended June 30, 2021 and 2020, respectively, and $47 million and $51 million for the six months ended June 30, 2021 and 2020, respectively. Overdraft fees are accounted for under ASC 310.
(3)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(4)Commissions and fees includes $(2,073) million and $(1,426) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended June 30, 2021 and 2020, respectively, and $(3,822) million and $(3,228) million for the six months ended June 30, 2021 and 2020, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

The following tables present Administration and other fiduciary fees revenue:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$497	$6	$—	$503	$948	$12	$—	$960
Fiduciary fees	200	169	3	372	392	336	3	731
Guarantee fees	143	2	2	147	285	4	3	292
Total administration and other fiduciary fees(1)	$840	$177	$5	$1,022	$1,625	$352	$6	$1,983

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$372	$6	$21	$399	$738	$14	$36	$788
Fiduciary fees	158	132	—	290	330	288	—	618
Guarantee fees	127	1	2	130	261	3	3	267
Total administration and other fiduciary fees(1)	$657	$139	$23	$819	$1,329	$305	$39	$1,673

(1)    Administration and other fiduciary fees includes $147 million and $130 million for the three months ended June 30, 2021 and 2020, respectively, and $292 million and $267 million for the six months ended June 30, 2021 and 2020, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Interest rate risks(1)	$530	$1,847	$1,964	$3,757
Foreign exchange risks(2)	965	1,114	1,927	2,109
Equity risks(3)	358	103	1,203	921
Commodity and other risks(4)	393	365	593	760
Credit products and risks(5)	58	728	530	1,871
Total	$2,304	$4,157	$6,217	$9,418

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

Net (Benefit) Expense
The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Benefits earned during the period	$—	$—	$38	$34	$—	$—	$2	$2
Interest cost on benefit obligation	95	101	70	61	3	5	24	22
Expected return on assets	(174)	(206)	(63)	(56)	(3)	(4)	(21)	(18)
Amortization of unrecognized:
Prior service benefit	—	—	(2)	(2)	(2)	—	(3)	(2)
Net actuarial loss (gain)	54	53	14	17	(1)	—	3	5
Settlement loss(1)	—	—	4	3	—	—	—	—
Total net (benefit) expense	$(25)	$(52)	$61	$57	$(3)	$1	$5	$9

(1)    Losses due to settlement relate to repositioning and divestiture activities.

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Benefits earned during the period	$—	$—	$77	$71	$—	$—	$4	$4
Interest cost on benefit obligation	177	207	132	125	6	10	49	46
Expected return on assets	(356)	(414)	(124)	(121)	(7)	(9)	(43)	(38)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(3)	(3)	(4)	—	(5)	(4)
Net actuarial loss	116	109	32	34	(1)	—	8	10
Settlement loss(1)	—	—	4	3	—	—	—	—
Total net (benefit) expense	$(62)	$(97)	$118	$109	$(6)	$1	$13	$18

(1)    Losses due to settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Six Months Ended June 30, 2021
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$13,815	$8,629	$559	$1,390
Plans measured annually	(25)	(2,248)	—	(277)
Projected benefit obligation at beginning of year—Significant Plans	$13,790	$6,381	$559	$1,113
First quarter activity	(983)	(572)	(37)	(146)
Projected benefit obligation at March 31, 2021—Significant Plans	$12,807	$5,809	$522	$967
Benefits earned during the period	—	22	—	1
Interest cost on benefit obligation	95	59	3	23
Actuarial loss(1)	429	25	—	20
Benefits paid, net of participants’ contributions and government subsidy	(259)	(76)	(9)	(18)
Foreign exchange impact and other	—	108	—	27
Projected benefit obligation at period end—Significant Plans	$13,072	$5,947	$516	$1,020
Change in plan assets
Plan assets at fair value at beginning of year	$13,309	$7,831	$331	$1,146
Plans measured annually	—	(1,500)	—	(8)
Plan assets at fair value at beginning of year—Significant Plans	$13,309	$6,331	$331	$1,138
First quarter activity	(435)	(404)	(8)	(44)
Plan assets at fair value at March 31, 2021—Significant Plans	$12,874	$5,927	$323	$1,094
Actual return on plan assets	566	157	10	24
Company contributions, net of reimbursements	13	18	4	—
Benefits paid, net of participants’ contributions and government subsidy	(259)	(76)	(9)	(18)
Foreign exchange impact and other	—	114	—	29
Plan assets at fair value at period end—Significant Plans	$13,194	$6,140	$328	$1,129
Funded status of the Significant Plans
Qualified plans(2)	$802	$193	$(188)	$109
Nonqualified plans(3)	(680)	—	—	—
Funded status of the plans at period end—Significant Plans	$122	$193	$(188)	$109
Net amount recognized at period end
Benefit asset	$802	$789	$—	$109
Benefit liability	(680)	(596)	(188)	—
Net amount recognized on the balance sheet—Significant Plans	$122	$193	$(188)	$109
Amounts recognized in AOCI at period end
Prior service benefit	$—	$—	$97	$54
Net actuarial (loss) gain	(6,611)	(976)	85	(243)
Net amount recognized in equity (pretax)—Significant Plans	$(6,611)	$(976)	$182	$(189)
Accumulated benefit obligation at period end—Significant Plans	$13,071	$5,641	$516	$1,020

(1)Actuarial loss is associated with the decrease in global discount rates from March to June.
(2)The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2021 and no minimum required funding is expected for 2021.
(3)The nonqualified plans of the Company are unfunded.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Beginning of period balance, net of tax(1)(2)	$(6,150)	$(6,864)
Actuarial assumptions changes and plan experience	(480)	950
Net asset gain (loss) due to difference between actual and expected returns	509	(209)
Net amortization	66	147
Curtailment/settlement loss(3)	(4)	(4)
Foreign exchange impact and other	(7)	107
Change in deferred taxes, net	3	(190)
Change, net of tax	$87	$801
End of period balance, net of tax(1)(2)	$(6,063)	$(6,063)

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

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Jun. 30, 2021	Jun. 30, 2020
U.S. plans
Qualified pension	3.10%	3.20%
Nonqualified pension	3.00	3.25
Postretirement	2.85	3.20
Non-U.S. plans
Pension	0.25–9.30	0.45–9.45
Weighted average	4.26	4.38
Postretirement	9.70	9.75

The discount rates utilized at period end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020
U.S. plans
Qualified pension	2.75%	3.10%	2.45%
Nonqualified pension	2.70	3.00	2.35
Postretirement	2.60	2.85	2.20
Non-U.S. plans
Pension	0.25–9.25	0.25–9.30	0.05–8.15
Weighted average	4.23	4.26	3.60
Postretirement	9.50	9.70	8.55

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended June 30, 2021
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$8	$(11)
Non-U.S. plans	—	5
Postretirement
U.S. plans	—	—
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first six months of 2021.
The following table summarizes the Company’s actual contributions for the six months ended June 30, 2021 and 2020, as well as expected Company contributions for the remainder of 2021 and the actual contributions made in 2020:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Company contributions(2) for the six months ended June 30	$27	$28	$78	$72	$9	$—	$4	$5
Company contributions (reimbursements) made during the remainder of the year	—	28	—	86	—	(15)	—	4
Company contributions expected to be made during the remainder of the year	32	—	78	—	3	—	4	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
U.S. plans	$106	$101	$211	$203
Non-U.S. plans	91	74	183	150

Post Employment Plans
The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Service-related expense
Amortization of unrecognized:
Net actuarial loss	$1	$1	$1	$1
Total service-related expense	$1	$1	$1	$1
Non-service-related (benefit) expense	$(1)	$3	$4	$8
Total net expense	$—	$4	$5	$9

9.  EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2021	2020	2021	2020
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$6,193	$1,057	$14,170	$3,605
Less: Noncontrolling interests from continuing operations	10	—	43	(6)
Net income from continuing operations (for EPS purposes)	$6,183	$1,057	$14,127	$3,611
Income (loss) from discontinued operations, net of taxes	10	(1)	8	(19)
Citigroup’s net income	$6,193	$1,056	$14,135	$3,592
Less: Preferred dividends(1)	253	253	545	544
Net income available to common shareholders	$5,940	$803	$13,590	$3,048
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	41	11	107	32
Net income allocated to common shareholders for basic EPS	$5,899	$792	$13,483	$3,016
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,056.5	2,081.7	2,069.3	2,089.8
Basic earnings per share(2)
Income from continuing operations	$2.86	$0.38	$6.51	$1.45
Discontinued operations	—	—	—	(0.01)
Net income per share—basic	$2.87	$0.38	$6.52	$1.44
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$5,899	$792	$13,483	$3,016
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	8	—	15	15
Net income allocated to common shareholders for diluted EPS	$5,907	$792	$13,498	$3,031
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,056.5	2,081.7	2,069.3	2,089.8
Effect of dilutive securities
Options(3)	—	—	—	—
Other employee plans	16.5	2.6	15.5	13.2
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(4)	2,073.0	2,084.3	2,084.8	2,103.0
Diluted earnings per share(2)
Income from continuing operations	$2.84	$0.38	$6.47	$1.45
Discontinued operations	—	—	—	(0.01)
Net income per share—diluted	$2.85	$0.38	$6.47	$1.44

(1)On July 15, 2021, Citi declared preferred dividends of approximately $266 million for the third quarter of 2021. During the first quarter of 2021, Citi redeemed all of its 41.4 million Series S preferred shares for $1.035 billion and 465,000 shares of its Series R preferred shares for $465 million and Citi also issued 2.3 million of Series X preferred shares for $2.3 billion. During the second quarter of 2021, Citi redeemed all of its 1.25 million Series Q preferred shares for $1.25 billion and the remaining 1.035 million Series R preferred shares for $1.035 billion. As of August 4, 2021, Citi estimates it will distribute preferred dividends of approximately $228 million in the fourth quarter of 2021, subject to such dividends being declared by the Citi Board of Directors.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the first and second quarters of 2021 and 2020, no significant options to purchase shares of common stock were outstanding.
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
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2021	December 31, 2020
Securities purchased under agreements to resell	$209,300	$204,655
Deposits paid for securities borrowed	99,755	90,067
Total, net(1)	$309,055	$294,722
Allowance for credit losses on securities purchased and borrowed(2)	(8)	(10)
Total, net of allowance	$309,047	$294,712

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2021	December 31, 2020
Securities sold under agreements to repurchase	$198,353	$181,194
Deposits received for securities loaned	23,464	18,331
Total, net(1)	$221,817	$199,525

(1)    The above tables do not include securities-for-securities lending transactions of $3.3 billion and $6.8 billion at June 30, 2021 and December 31, 2020, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of June 30, 2021
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$303,476	$94,176	$209,300	$174,835	$34,465
Deposits paid for securities borrowed	116,070	16,315	99,755	18,037	81,718
Total	$419,546	$110,491	$309,055	$192,872	$116,183

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$292,529	$94,176	$198,353	$97,308	$101,045
Deposits received for securities loaned	39,779	16,315	23,464	4,173	19,291
Total	$332,308	$110,491	$221,817	$101,481	$120,336

	As of December 31, 2020
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$362,025	$157,370	$204,655	$159,232	$45,423
Deposits paid for securities borrowed	96,425	6,358	90,067	13,474	76,593
Total	$458,450	$163,728	$294,722	$172,706	$122,016

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$338,564	$157,370	$181,194	$95,563	$85,631
Deposits received for securities loaned	24,689	6,358	18,331	7,982	10,349
Total	$363,253	$163,728	$199,525	$103,545	$95,980

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of June 30, 2021
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$138,514	$75,384	$31,346	$47,285	$292,529
Deposits received for securities loaned	29,519	1,058	1,677	7,525	39,779
Total	$168,033	$76,442	$33,023	$54,810	$332,308

	As of December 31, 2020
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$160,754	$98,226	$41,679	$37,905	$338,564
Deposits received for securities loaned	17,038	3	2,770	4,878	24,689
Total	$177,792	$98,229	$44,449	$42,783	$363,253

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of June 30, 2021
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$106,277	$—	$106,277
State and municipal securities	700	—	700
Foreign government securities	106,812	204	107,016
Corporate bonds	22,993	265	23,258
Equity securities	26,227	39,113	65,340
Mortgage-backed securities	23,699	—	23,699
Asset-backed securities	2,052	—	2,052
Other	3,769	197	3,966
Total	$292,529	$39,779	$332,308

	As of December 31, 2020
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$112,437	$—	$112,437
State and municipal securities	664	2	666
Foreign government securities	130,017	194	130,211
Corporate bonds	20,149	78	20,227
Equity securities	21,497	24,149	45,646
Mortgage-backed securities	45,566	—	45,566
Asset-backed securities	3,307	—	3,307
Other	4,927	266	5,193
Total	$338,564	$24,689	$363,253

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	June 30, 2021	December 31, 2020
Receivables from customers	$26,744	$18,097
Receivables from brokers, dealers and clearing organizations	34,394	26,709
Total brokerage receivables(1)	$61,138	$44,806
Payables to customers	$46,413	$39,319
Payables to brokers, dealers and clearing organizations	13,003	11,165
Total brokerage payables(1)	$59,416	$50,484

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

The following table presents Citi’s investments by category:

In millions of dollars	June 30, 2021	December 31, 2020
Debt securities available-for-sale (AFS)	$302,977	$335,084
Debt securities held-to-maturity (HTM)(1)	176,742	104,943
Marketable equity securities carried at fair value(2)	195	515
Non-marketable equity securities carried at fair value(2)	598	551
Non-marketable equity securities measured using the measurement alternative(3)	1,381	962
Non-marketable equity securities carried at cost(4)	5,170	5,304
Total investments	$487,063	$447,359

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(4)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Taxable interest	$1,723	$1,984	$3,375	$4,163
Interest exempt from U.S. federal income tax	57	70	123	146
Dividend income	38	43	72	69
Total interest and dividend income on investments	$1,818	$2,097	$3,570	$4,378

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Gross realized investment gains	$155	$775	$615	$1,237
Gross realized investment losses	(18)	(27)	(77)	(57)
Net realized gains on sales of investments	$137	$748	$538	$1,180

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	June 30, 2021					December 31, 2020
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$38,842	$697	$229	$—	$39,310	$42,836	$1,134	$52	$—	$43,918
Non-U.S. residential	403	1	—	—	404	568	3	—	—	571
Commercial	43	—	—	—	43	49	1	—	—	50
Total mortgage-backed securities	$39,288	$698	$229	$—	$39,757	$43,453	$1,138	$52	$—	$44,539
U.S. Treasury and federal agency securities
U.S. Treasury	$125,224	$1,336	$413	$—	$126,147	$144,094	$2,108	$49	$—	$146,153
Agency obligations	—	—	—	—	—	50	1	—	—	51
Total U.S. Treasury and federal agency securities	$125,224	$1,336	$413	$—	$126,147	$144,144	$2,109	$49	$—	$146,204
State and municipal	$3,096	$95	$112	$—	$3,079	$3,753	$123	$157	$—	$3,719
Foreign government	120,122	587	492	—	120,217	123,467	1,623	122	—	124,968
Corporate	7,902	74	68	5	7,903	10,444	152	91	5	10,500
Asset-backed securities(1)	211	—	—	—	211	277	5	4	—	278
Other debt securities	5,661	2	—	—	5,663	4,871	5	—	—	4,876
Total debt securities AFS	$301,504	$2,792	$1,314	$5	$302,977	$330,409	$5,155	$475	$5	$335,084

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

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2021
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$14,217	$208	$343	$21	$14,560	$229
Non-U.S. residential	22	—	—	—	22	—
Total mortgage-backed securities	$14,239	$208	$343	$21	$14,582	$229
U.S. Treasury	$52,548	$413	$—	$—	$52,548	$413
State and municipal	101	2	1,107	110	1,208	112
Foreign government	43,680	363	6,510	129	50,190	492
Corporate	1,896	67	19	1	1,915	68
Asset-backed securities	3	—	—	—	3	—
Other debt securities	2,263	—	—	—	2,263	—
Total debt securities AFS	$114,730	$1,053	$7,979	$261	$122,709	$1,314
December 31, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$3,588	$30	$298	$22	$3,886	$52
Non-U.S. residential	1	—	—	—	1	—
Commercial	7	—	4	—	11	—
Total mortgage-backed securities	$3,596	$30	$302	$22	$3,898	$52
U.S. Treasury and federal agency securities
U.S. Treasury	$25,031	$49	$—	$—	$25,031	$49
Agency obligations	50	—	—	—	50	—
Total U.S. Treasury and federal agency securities	$25,081	$49	$—	$—	$25,081	$49
State and municipal	$836	$34	$893	$123	$1,729	$157
Foreign government	29,344	61	3,502	61	32,846	122
Corporate	1,083	90	24	1	1,107	91
Asset-backed securities	194	3	39	1	233	4
Other debt securities	182	—	—	—	182	—
Total debt securities AFS	$60,316	$267	$4,760	$208	$65,076	$475

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	June 30, 2021		December 31, 2020
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$107	$107	$27	$27
After 1 but within 5 years	315	317	567	571
After 5 but within 10 years	679	732	688	757
After 10 years(2)	38,187	38,601	42,171	43,184
Total	$39,288	$39,757	$43,453	$44,539
U.S. Treasury and federal agency securities
Due within 1 year	$30,179	$30,264	$34,834	$34,951
After 1 but within 5 years	93,736	94,589	108,160	110,091
After 5 but within 10 years	1,309	1,294	1,150	1,162
After 10 years(2)	—	—	—	—
Total	$125,224	$126,147	$144,144	$146,204
State and municipal
Due within 1 year	$379	$379	$427	$428
After 1 but within 5 years	92	94	189	198
After 5 but within 10 years	245	250	276	267
After 10 years(2)	2,380	2,356	2,861	2,826
Total	$3,096	$3,079	$3,753	$3,719
Foreign government
Due within 1 year	$48,404	$48,458	$48,133	$48,258
After 1 but within 5 years	64,721	64,846	67,365	68,586
After 5 but within 10 years	4,900	4,803	5,908	6,011
After 10 years(2)	2,097	2,110	2,061	2,113
Total	$120,122	$120,217	$123,467	$124,968
All other(3)
Due within 1 year	$6,436	$6,435	$6,661	$6,665
After 1 but within 5 years	6,200	6,234	7,814	7,891
After 5 but within 10 years	1,078	1,080	1,018	1,034
After 10 years(2)	60	28	99	64
Total	$13,774	$13,777	$15,592	$15,654
Total debt securities AFS	$301,504	$302,977	$330,409	$335,084

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2021
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$65,387	$1,525	$472	$66,440
Non-U.S. residential	757	1	—	758
Commercial	891	2	2	891
Total mortgage-backed securities	$67,035	$1,528	$474	$68,089
U.S. Treasury securities	$72,342	$120	$452	$72,010
State and municipal(3)	9,030	655	9	9,676
Foreign government	1,755	25	14	1,766
Asset-backed securities(2)	26,580	12	31	26,561
Total debt securities HTM, net	$176,742	$2,340	$980	$178,102
December 31, 2020
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$49,004	$2,162	$15	$51,151
Non-U.S. residential	1,124	3	1	1,126
Commercial	825	1	1	825
Total mortgage-backed securities	$50,953	$2,166	$17	$53,102
U.S. Treasury securities(4)	$21,293	$4	$55	$21,242
State and municipal	9,185	755	11	9,929
Foreign government	1,931	91	—	2,022
Asset-backed securities(2)	21,581	6	92	21,495
Total debt securities HTM, net	$104,943	$3,022	$175	$107,790

(1)Amortized cost is reported net of ACL of $83 million and $86 million at June 30, 2021 and December 31, 2020, respectively.
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

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	June 30, 2021		December 31, 2020
In millions of dollars	Amortized cost(1)	Fair value	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$307	$304	$81	$81
After 1 but within 5 years	855	919	463	477
After 5 but within 10 years	1,571	1,676	1,699	1,873
After 10 years(2)	64,302	65,190	48,710	50,671
Total	$67,035	$68,089	$50,953	$53,102
U.S. Treasury securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	32,125	31,742	18,955	19,127
After 5 but within 10 years	40,217	40,268	2,338	2,115
After 10 years(2)	—	—	—	—
Total	$72,342	$72,010	$21,293	$21,242
State and municipal
Due within 1 year	$11	$11	$6	$6
After 1 but within 5 years	193	197	139	142
After 5 but within 10 years	742	785	818	869
After 10 years(2)	8,084	8,683	8,222	8,912
Total	$9,030	$9,676	$9,185	$9,929
Foreign government
Due within 1 year	$344	$347	$361	$360
After 1 but within 5 years	1,411	1,419	1,570	1,662
After 5 but within 10 years	—	—	—	—
After 10 years(2)	—	—	—	—
Total	$1,755	$1,766	$1,931	$2,022
All other(3)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	10,452	10,449	11,795	15,020
After 10 years(2)	16,128	16,112	9,786	6,475
Total	$26,580	$26,561	$21,581	$21,495
Total debt securities HTM	$176,742	$178,102	$104,943	$107,790

(1)Amortized cost is reported net of ACL of $83 million and $86 million at June 30, 2021 and December 31, 2020, respectively.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM securities that were delinquent or on non-accrual status at June 30, 2021 and December 31, 2020.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of June 30, 2021 and December 31, 2020.

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
•consideration of evidential matter, including an evaluation of factors or triggers that could cause individual positions to qualify as credit impaired and those that would not support credit impairment; and
•documentation of the results of these analyses, as required under Citi’s policies.

The sections below describe the Company’s process for identifying expected credit impairments for debt security types that have the most significant unrealized losses as of June 30, 2021.

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
For AFS state and municipal bonds with unrealized losses that Citi plans to sell or would more-likely-than-not be required to sell, the full impairment is recognized in earnings. For AFS state and municipal bonds where Citi has no intent to sell and it is more-likely-than-not that the Company will not be required to sell, Citi records an allowance for expected credit losses for the amount it expects not to collect, capped at the difference between the bond’s amortized cost basis and fair value.

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

Recognition and Measurement of Impairment
The following tables present total impairment on Investments recognized in earnings:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
In millions of dollars	AFS	Other assets	Total	AFS	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	9	—	9	19	—	19
Total impairment losses recognized in earnings	$9	$—	$9	$19	$—	$19

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
In millions of dollars	AFS	Other assets	Total	AFS	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	78	—	78	71	—	71
Total impairment losses recognized in earnings	$78	$—	$78	$71	$—	$71

Allowance for Credit Losses on AFS Debt Securities

Three Months Ended June 30, 2021
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$5	$5
Less: Write-offs	—	—	—	—	—	—
Recoveries of amounts written-off	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Credit losses on securities without previous credit losses	—	—	—	—	—	—
Net reserve builds (releases) on securities with previous credit losses	—	—	—	—	—	—
Total provision for credit losses	$—	$—	$—	$—	$—	$—
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—	—	—	—
Allowance for credit losses at end of period	$—	$—	$—	$—	$5	$5

Six Months Ended June 30, 2021
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$5	$5
Less: Write-offs	—	—	—	—	—	—
Recoveries of amounts written-off	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Credit losses on securities without previous credit losses	—	—	—	—	—	—
Net reserve builds (releases) on securities with previous credit losses	—	—	—	—	—	—
Total provision for credit losses	$—	$—	$—	$—	$—	$—
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—	—	—	—
Allowance for credit losses at end of period	$—	$—	$—	$—	$5	$5

Three Months Ended June 30, 2020
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$—	$—
Less: Write-offs	—	—	—	—	—	—
Recoveries of amounts written-off	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Credit losses on securities without previous credit losses	—	—	—	3	5	8
Net reserve builds (releases) on securities with previous credit losses	—	—	—	—	—	—
Total provision for credit losses	$—	$—	$—	$3	$5	$8
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—	—	—	—
Allowance for credit losses at end of period	$—	$—	$—	$3	$5	$8

Six Months Ended June 30, 2020
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$—	$—
Less: Write-offs	—	—	—	—	—	—
Recoveries of amounts written-off	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Credit losses on securities without previous credit losses	—	—	—	3	5	8
Net reserve builds (releases) on securities with previous credit losses	—	—	—	—	—	—
Total provision for credit losses	$—	$—	$—	$3	$5	$8
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—	—	—	—
Allowance for credit losses at end of period	$—	$—	$—	$3	$5	$8

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at June 30, 2021 and December 31, 2020:

In millions of dollars	June 30, 2021	December 31, 2020
Measurement alternative:
Carrying value	$1,381	$962

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Measurement alternative:(1)
Impairment losses	$4	$50	$4	$53
Downward changes for observable prices	—	19	—	19
Upward changes for observable prices	215	17	296	42

(1)     See Note 20 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	June 30, 2021
Measurement alternative:
Impairment losses	$73
Downward changes for observable prices	53
Upward changes for observable prices	783

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three and six months ended June 30, 2021 and 2020, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Private equity funds(1)(2)	$124	$123	$60	$62	—	—
Real estate funds(2)(3)	2	9	3	20	—	—
Mutual/collective investment funds	21	20	—	—	—	—
Total	$147	$152	$63	$82	—	—

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

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other.

Consumer Loans, Delinquencies and Non-Accrual Status at June 30, 2021

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$43,811	$315	$307	$402	$44,835	$133	$407	$540	$257
Home equity loans(8)(9)	5,937	51	180	—	6,168	68	253	321	—
Credit cards	123,133	770	920	—	124,823	—	—	—	920
Personal, small business and other	3,655	13	8	—	3,676	—	18	18	—
Total	$176,536	$1,149	$1,415	$402	$179,502	$201	$678	$879	$1,177
In offices outside North America(6)
Residential first mortgages(7)	$39,964	$184	$196	$—	$40,344	$—	$476	$476	$—
Credit cards	20,162	304	310	—	20,776	—	233	233	232
Personal, small business and other	34,910	235	128	—	35,273	—	218	218	—
Total	$95,036	$723	$634	$—	$96,393	$—	$927	$927	$232
Total Citigroup(10)	$271,572	$1,872	$2,049	$402	$275,895	$201	$1,605	$1,806	$1,409

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
(10)Consumer loans are net of unearned income of $676 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
In North America offices(1)
Residential first mortgages	$3	$4	$6	$7
Home equity loans	2	2	4	4
Credit cards	—	—	—	—
Personal, small business and other	—	—	—	—
Total	$5	$6	$10	$11
In offices outside North America(1)
Residential first mortgages	$—	$—	$—	$—
Credit cards	—	—	—	—
Personal, small business and other	—	—	—	—
Total	$—	$—	$—	$—
Total Citigroup	$5	$6	$10	$11

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2020

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$46,471	$402	$381	$524	$47,778	$136	$509	$645	$332
Home equity loans(8)(9)	6,829	78	221	—	7,128	72	307	379	—
Credit cards	127,827	1,228	1,330	—	130,385	—	—	—	1,330
Personal, small business and other	4,472	27	10	—	4,509	2	33	35	—
Total	$185,599	$1,735	$1,942	$524	$189,800	$210	$849	$1,059	$1,662
In offices outside North America(6)
Residential first mortgages(7)	$39,557	$213	$199	$—	$39,969	$—	$486	$486	$—
Credit cards	21,718	429	545	—	22,692	—	384	384	376
Personal, small business and other	35,925	319	134	—	36,378	—	212	212	—
Total	$97,200	$961	$878	$—	$99,039	$—	$1,082	$1,082	$376
Total Citigroup(10)	$282,799	$2,696	$2,820	$524	$288,839	$210	$1,931	$2,141	$2,038

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

During the three and six months ended June 30, 2021, the Company sold and/or reclassified to HFS $95 million and $191 million of consumer loans, respectively. During the three and six months ended June 30, 2020, the Company sold and/or reclassified to HFS $12 million and $36 million of consumer loans, respectively.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	June 30, 2021
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2021	$40	$1,465	$3,637
2020	213	3,175	8,605
2019	127	1,527	4,063
2018	208	533	919
2017	257	697	1,403
Prior	1,707	4,593	9,816
Total residential first mortgages	$2,552	$11,990	$28,443	$1,850	$44,835
Credit cards(3)	$21,014	$50,253	$50,827	$2,201	$124,295
Home equity loans (pre-reset)	$237	$932	$1,470
Home equity loans (post-reset)	846	1,347	1,327
Total home equity loans	$1,083	$2,279	$2,797	$9	$6,168
Personal, small business and other
2021	$8	$35	$68
2020	24	56	95
2019	55	77	99
2018	51	55	58
2017	14	16	18
Prior	122	177	142
Total personal, small business and other	$274	$416	$480	$2,506	$3,676
Total	$24,923	$64,938	$82,547	$6,566	$178,974

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2020
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2020	$187	$3,741	$9,052
2019	150	1,857	5,384
2018	246	655	1,227
2017	298	846	1,829
2016	323	1,368	3,799
Prior	1,708	4,133	9,105
Total residential first mortgages	$2,912	$12,600	$30,396	$1,870	$47,778
Credit cards(3)	$26,227	$52,778	$49,767	$1,041	$129,813
Home equity loans (pre-reset)	$292	$1,014	$1,657
Home equity loans (post-reset)	1,055	1,569	1,524
Total home equity loans	$1,347	$2,583	$3,181	$17	$7,128
Personal, small business and other
2020	$23	$58	$95
2019	79	106	134
2018	82	80	84
2017	26	27	30
2016	10	9	8
Prior	214	393	529
Total personal, small business and other	$434	$673	$880	$2,522	$4,509
Total	$30,920	$68,634	$84,224	$5,450	$189,228

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
(3)Excludes $528 million and $572 million of balances related to Canada for June 30, 2021 and December 31, 2020, respectively.

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

LTV distribution in U.S. portfolio	June 30, 2021
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2021	$4,698	$454	$—
2020	11,573	430	—
2019	5,513	211	3
2018	1,398	262	7
2017	2,232	130	3
Prior	16,129	73	13
Total residential first mortgages	$41,543	$1,560	$26	$1,706	$44,835
Home equity loans (pre-reset)	$2,562	$42	$14
Home equity loans (post-reset)	3,324	145	35
Total home equity loans	$5,886	$187	$49	$46	$6,168
Total	$47,429	$1,747	$75	$1,752	$51,003

LTV distribution in U.S. portfolio	December 31, 2020
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2020	$11,447	$1,543	$—
2019	7,029	376	2
2018	1,617	507	11
2017	2,711	269	4
2016	5,423	84	2
Prior	14,966	66	16
Total residential first mortgages	$43,193	$2,845	$35	$1,705	$47,778
Home equity loans (pre-reset)	$2,876	$50	$16
Home equity loans (post-reset)	3,782	290	58
Total home equity loans	$6,658	$340	$74	$56	$7,128
Total	$49,851	$3,185	$109	$1,761	$54,906

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended June 30,		Six Months Ended June 30,
	Balance at June 30, 2021				2021	2020	2021	2020
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$1,606	$1,768	$122	$1,689	$21	$15	$42	$29
Home equity loans	433	587	33	468	3	4	6	7
Credit cards	1,906	1,942	770	1,951	33	25	68	51
Personal, small business and other	524	675	159	524	15	16	27	32
Total	$4,469	$4,972	$1,084	$4,632	$72	$60	$143	$119

	Balance at December 31, 2020
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$1,787	$1,962	$157	$1,661
Home equity loans	478	651	60	527
Credit cards	1,982	2,135	918	1,926
Personal, small business and other	552	552	210	463
Total	$4,799	$5,300	$1,345	$4,577

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)For June 30, 2021, $202 million of residential first mortgages and $127 million of home equity loans do not have a specific allowance. For December 31, 2020, $211 million of residential first mortgages and $147 million of home equity loans do not have a specific allowance.
(3)Included in the Allowance for credit losses on loans.
(4)Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5)Includes amounts recognized on both accrual and cash basis.

Consumer Troubled Debt Restructurings(1)

	For the Three Months Ended June 30, 2021
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	326	$57	$—	$—	$—	—%
Home equity loans	50	4	—	—	—	—
Credit cards	36,337	181	—	—	—	17
Personal, small business and other	225	3	—	—	—	3
Total(7)	36,938	$245	$—	$—	$—
International
Residential first mortgages	530	$28	$—	$—	$—	1%
Credit cards	18,297	94	—	—	1	12
Personal, small business and other	6,780	57	—	—	2	10
Total(7)	25,607	$179	$—	$—	$3

	For the Three Months Ended June 30, 2020
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	298	$51	$—	$—	$—	—%
Home equity loans	83	8	—	—	—	—
Credit cards	50,891	220	—	—	—	17
Personal, small business and other	343	3	—	—	—	4
Total(7)	51,615	$282	$—	$—	$—
International
Residential first mortgages	642	$44	$—	$—	$—	4%
Credit cards	21,276	94	—	—	3	16
Personal, small business and other	11,284	77	—	—	2	10
Total(7)	33,202	$215	$—	$—	$5

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $4 million of residential first mortgages and $0.3 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2021. These amounts include $1 million of residential first mortgages and $0.3 million of home equity loans that were newly classified as TDRs in the three months ended June 30, 2021, based on previously received OCC guidance.
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

Consumer Troubled Debt Restructurings(1)

	For the Six Months Ended June 30, 2021
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	661	$115	$—	$—	$—	—%
Home equity loans	107	8	—	—	—	—
Credit cards	95,383	481	—	—	—	17
Personal, small business and other	686	10	—	—	—	3
Total(7)	96,837	$614	$—	$—	$—
International
Residential first mortgages	997	$52	$—	$—	$—	1%
Credit cards	42,896	196	—	—	9	14
Personal, small business and other	14,317	114	—	—	4	10
Total(7)	58,210	$362	$—	$—	$13

	For the Six Months Ended June 30, 2020
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	575	$95	$—	$—	$—	—%
Home equity loans	165	16	—	—	—	1
Credit cards	118,173	525	—	—	—	17
Personal, small business and other	776	7	—	—	—	3
Total(7)	119,689	$643	$—	$—	$—
International
Residential first mortgages	1,178	$58	$—	$—	$—	4%
Credit cards	40,591	167	—	—	5	16
Personal, small business and other	18,938	128	—	—	4	10
Total(7)	60,707	$353	$—	$—	$9

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $7 million of residential first mortgages and $0.4 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2021. These amounts include $2 million of residential first mortgages and $0.3 million of home equity loans that were newly classified as TDRs in the six months ended June 30, 2021, based on previously received OCC guidance.
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
(8)    Post-modification balances in North America include $7 million of residential first mortgages and $2 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2020. These amounts include $5 million of residential first mortgages and $1 million of home equity loans that were newly classified as TDRs in the six months ended June 30, 2020, based on previously received OCC guidance.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
North America
Residential first mortgages	$15	$21	$33	$35
Home equity loans	3	4	7	6
Credit cards	73	92	136	182
Personal, small business and other	1	1	2	3
Total	$92	$118	$178	$226
International
Residential first mortgages	$10	$5	$22	$11
Credit cards	45	38	97	71
Personal, small business and other	37	18	58	35
Total	$92	$61	$177	$117

Purchased Credit-Deteriorated Assets

	Three Months Ended June 30, 2021			Three Months Ended December 31, 2020			Three Months Ended June 30, 2020
In millions of dollars	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other
Purchase price	$—	$10	$—	$—	$12	$—	$—	$3	$—
Allowance for credit losses at acquisition date	—	—	—	—	—	—	—	—	—
Discount or premium attributable to non-credit factors	—	—	—	—	—	—	—	—	—
Par value (amortized cost basis)	$—	$10	$—	$—	$12	$—	$—	$3	$—

(1)    Includes loans sold to agencies that were bought back at par due to repurchase agreements.

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	June 30, 2021	December 31, 2020
In North America offices(1)
Commercial and industrial	$53,549	$57,731
Financial institutions	65,494	55,809
Mortgage and real estate(2)	62,162	60,675
Installment and other	26,757	26,744
Lease financing	547	673
Total	$208,509	$201,632
In offices outside North America(1)
Commercial and industrial	$105,486	$104,072
Financial institutions	35,713	32,334
Mortgage and real estate(2)	10,995	11,371
Installment and other	35,787	33,759
Lease financing	54	65
Governments and official institutions	4,395	3,811
Total	$192,430	$185,412
Corporate loans, net of unearned income(3)	$400,939	$387,044

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($841) million and ($844) million at June 30, 2021 and December 31, 2020, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
The Company sold and/or reclassified to held-for-sale $1.7 billion and $3.1 billion of corporate loans during the three and six months ended June 30, 2021, respectively, and $0.8 billion and $1.0 billion of corporate loans during the three and six months ended June 30, 2020, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2021 or 2020.

Corporate Loan Delinquencies and Non-Accrual Details at June 30, 2021

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$818	$121	$939	$1,878	$149,317	$152,134
Financial institutions	477	324	801	39	100,149	100,989
Mortgage and real estate	210	21	231	458	72,467	73,156
Lease financing	26	—	26	22	554	602
Other	71	237	308	179	65,878	66,365
Loans at fair value						7,693
Total	$1,602	$703	$2,305	$2,576	$388,365	$400,939

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2020

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$400	$109	$509	$2,795	$153,036	$156,340
Financial institutions	668	65	733	92	86,864	87,689
Mortgage and real estate	450	247	697	505	70,836	72,038
Lease financing	62	12	74	24	640	738
Other	112	19	131	111	63,157	63,399
Loans at fair value						6,840
Total	$1,692	$452	$2,144	$3,527	$374,533	$387,044

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
(4)Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	June 30, 2021
In millions of dollars	2021	2020	2019	2018	2017	Prior
Investment grade(3)
Commercial and industrial(4)	$37,302	$7,576	$5,592	$5,066	$3,302	$9,628	$28,121	$96,587
Financial institutions(4)	12,951	4,271	1,809	1,409	914	2,615	66,706	90,675
Mortgage and real estate	2,896	5,748	5,845	3,859	2,010	3,204	1,545	25,107
Other(5)	9,815	6,082	2,554	4,315	635	6,629	31,038	61,068
Total investment grade	$62,964	$23,677	$15,800	$14,649	$6,861	$22,076	$127,410	$273,437
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$15,439	$4,660	$3,892	$3,334	$2,304	$4,020	$20,021	$53,670
Financial institutions(4)	5,008	936	546	334	101	273	3,076	10,274
Mortgage and real estate	1,302	1,314	2,133	1,633	1,045	1,304	672	9,403
Other(5)	1,127	456	644	516	312	647	1,995	5,697
Non-accrual
Commercial and industrial(4)	40	182	201	83	108	172	1,091	1,877
Financial institutions	—	—	—	—	—	11	29	40
Mortgage and real estate	2	13	5	85	10	62	280	457
Other(5)	90	19	5	20	28	20	20	202
Total non-investment grade	$23,008	$7,580	$7,426	$6,005	$3,908	$6,509	$27,184	$81,620
Non-rated private bank loans managed on a delinquency basis(3)(6)	$5,600	$9,537	$6,551	$3,210	$3,248	$10,043	$—	$38,189
Loans at fair value(7)								7,693
Corporate loans, net of unearned income	$91,572	$40,794	$29,777	$23,864	$14,017	$38,628	$154,594	$400,939

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2020
In millions of dollars	2020	2019	2018	2017	2016	Prior
Investment grade(3)
Commercial and industrial(4)	$38,398	$7,607	$5,929	$3,909	$2,094	$8,670	$25,819	$92,426
Financial institutions(4)	10,560	2,964	2,106	782	681	2,030	56,239	75,362
Mortgage and real estate	6,793	6,714	5,174	2,568	1,212	1,719	1,557	25,737
Other(5)	10,874	3,566	4,597	952	780	5,290	31,696	57,755
Total investment grade	$66,625	$20,851	$17,806	$8,211	$4,767	$17,709	$115,311	$251,280
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$19,683	$4,794	$4,645	$2,883	$1,182	$4,533	$23,400	$61,120
Financial institutions(4)	7,413	700	654	274	141	197	2,855	12,234
Mortgage and real estate	1,882	1,919	2,058	1,457	697	837	551	9,401
Other(5)	1,407	918	725	370	186	657	1,986	6,249
Non-accrual
Commercial and industrial(4)	260	203	192	143	57	223	1,717	2,795
Financial institutions	1	—	—	—	—	—	91	92
Mortgage and real estate	13	4	3	18	8	32	427	505
Other(5)	15	3	12	29	2	65	9	135
Total non-investment grade	$30,674	$8,541	$8,289	$5,174	$2,273	$6,544	$31,036	$92,531
Non-rated private bank loans managed on a delinquency basis(3)(6)	$9,823	$7,121	$3,533	$3,674	$4,300	$7,942	$—	$36,393
Loans at fair value(7)								6,840
Corporate loans, net of unearned income	$107,122	$36,513	$29,628	$17,059	$11,340	$32,195	$146,347	$387,044

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
(7)Loans at fair value include loans to commercial and industrial, financial institutions, mortgage and real estate and other.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	June 30, 2021				Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,878	$2,453	$314	$2,481	$15	$25
Financial institutions	39	116	—	83	—	—
Mortgage and real estate	458	749	28	486	—	—
Lease financing	22	22	—	28	—	—
Other	179	251	3	121	—	6
Total non-accrual corporate loans	$2,576	$3,591	$345	$3,199	$15	$31

	December 31, 2020
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$2,795	$3,664	$442	$2,649
Financial institutions	92	181	17	132
Mortgage and real estate	505	803	38	413
Lease financing	24	24	—	34
Other	111	235	18	174
Total non-accrual corporate loans	$3,527	$4,907	$515	$3,402

	June 30, 2021		December 31, 2020
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$1,568	$314	$1,523	$442
Financial institutions	—	—	90	17
Mortgage and real estate	142	28	246	38
Other	58	3	68	18
Total non-accrual corporate loans with specific allowances	$1,768	$345	$1,927	$515
Non-accrual corporate loans without specific allowances
Commercial and industrial	$310		$1,272
Financial institutions	39		2
Mortgage and real estate	316		259
Lease financing	22		24
Other	121		43
Total non-accrual corporate loans without specific allowances	$808	N/A	$1,600	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Average carrying value represents the average recorded investment balance and does not include related specific allowances.
(3)Interest income recognized for the three and six months ended June 30, 2020 was $4 million and $19 million, respectively.
N/A Not applicable

Corporate Troubled Debt Restructurings(1)

Three and Six Months Ended June 30, 2021

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended June 30, 2021
Commercial and industrial	$52	$—	$—	$52
Mortgage and real estate	5	—	—	5
Other	—	—	—	—
Total	$57	$—	$—	$57
Six Months Ended June 30, 2021
Commercial and industrial	$73	$—	$—	$73
Mortgage and real estate	6	—	—	6
Other	1	1	—	—
Total	$80	$1	$—	$79

Three and Six Months Ended June 30, 2020

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended June 30, 2020
Commercial and industrial	$86	$—	$—	$86
Mortgage and real estate	4	—	—	4
Other	4	4	—	—
Total	$94	$4	$—	$90
Six Months Ended June 30, 2020
Commercial and industrial	$148	$—	$—	$148
Mortgage and real estate	8	—	—	8
Other	4	4	—	—
Total	$160	$4	$—	$156

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

		TDR loans that re-defaulted within one year of modification during the			TDR loans that re-defaulted within one year of modification during the
In millions of dollars	TDR balances at June 30, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	TDR balances at June 30, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Commercial and industrial	$298	$—	$—	$406	$—	$—
Mortgage and real estate	80	—	—	91	—	—
Other	38	—	—	10	—	—
Total(1)	$416	$—	$—	$507	$—	$—

(1)The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Allowance for credit losses on loans (ACLL) at beginning of period	$21,638	$20,380	$24,956	$12,783
Adjustments to opening balance:(1)
Financial instruments—credit losses (CECL)(1)	—	—	—	4,201
Variable post-charge-off third-party collection costs(1)	—	—	—	(443)
Adjusted ACLL at beginning of period	$21,638	$20,380	$24,956	$16,541
Gross credit losses on loans	$(1,844)	$(2,528)	$(4,052)	$(5,007)
Gross recoveries on loans	524	367	984	787
Net credit losses on loans (NCLs)	$(1,320)	$(2,161)	$(3,068)	$(4,220)
Replenishment of NCLs	$1,320	$2,161	$3,068	$4,220
Net reserve builds (releases) for loans	(2,184)	5,195	(5,252)	9,289
Net specific reserve builds (releases) for loans	(262)	634	(421)	858
Total provision for credit losses on loans (PCLL)	$(1,126)	$7,990	$(2,605)	$14,367
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	—	—	4
Other, net (see table below)	46	89	(45)	(394)
ACLL at end of period	$19,238	$26,298	$19,238	$26,298
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(2)	$2,012	$1,813	$2,655	$1,456
Adjustment to opening balance for CECL adoption(1)	—	—	—	(194)
Provision (release) for credit losses on unfunded lending commitments	44	113	(582)	670
Other, net	17	(67)	—	(73)
ACLUC at end of period(2)	$2,073	$1,859	$2,073	$1,859
Total allowance for credit losses on loans, leases and unfunded lending commitments	$21,311	$28,157	$21,311	$28,157

Other, net details	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Sales or transfers of various consumer loan portfolios to HFS	$—	$(1)	$—	$(4)
FX translation	62	88	(46)	(395)
Other	(16)	2	1	5
Other, net	$46	$89	$(45)	$(394)

(1)See Note 1 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K for further discussion of the impact of Citi’s adoption of CECL and the change in accounting principle for collection costs.
(2)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses on Loans and End-of-Period Loans

	Three Months Ended
	June 30, 2021			June 30, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$4,084	$17,554	$21,638	$3,451	$16,929	$20,380
Charge-offs	(151)	(1,693)	(1,844)	(347)	(2,181)	(2,528)
Recoveries	62	462	524	23	344	367
Replenishment of NCLs	89	1,231	1,320	324	1,837	2,161
Net reserve builds (releases)	(820)	(1,364)	(2,184)	2,883	2,312	5,195
Net specific reserve builds (releases)	(130)	(132)	(262)	486	148	634
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	—	—	—	—	—
Other	(7)	53	46	4	85	89
Ending balance	$3,127	$16,111	$19,238	$6,824	$19,474	$26,298
	Six Months Ended
	June 30, 2021			June 30, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$5,402	$19,554	$24,956	$2,886	$9,897	$12,783
Adjustments to opening balance:
Financial instruments—credit losses (CECL adoption)	—	—	—	(721)	4,922	4,201
Variable post-charge-off third-party collection costs	—	—	—	—	(443)	(443)
Charge-offs	(354)	(3,698)	(4,052)	(485)	(4,522)	(5,007)
Recoveries	79	905	984	34	753	787
Replenishment of NCLs	275	2,793	3,068	451	3,769	4,220
Net reserve builds (releases)	(2,093)	(3,159)	(5,252)	4,151	5,138	9,289
Net specific reserve builds (releases)	(168)	(253)	(421)	534	324	858
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	—	—	—	4	4
Other	(14)	(31)	(45)	(26)	(368)	(394)
Ending balance	$3,127	$16,111	$19,238	$6,824	$19,474	$26,298

(1)See “Accounting Changes” in Note 1 to the Consolidated Financial Statements for additional details.

	June 30, 2021			December 31, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated	$2,782	$15,028	$17,810	$4,887	$18,207	$23,094
Individually evaluated	345	1,084	1,429	515	1,345	1,860
Purchased credit deteriorated(1)	—	(1)	(1)	—	2	2
Total ACLL	$3,127	$16,111	$19,238	$5,402	$19,554	$24,956
Loans, net of unearned income
Collectively evaluated	$390,670	$271,278	$661,948	$376,677	$283,885	$660,562
Individually evaluated	2,576	4,469	7,045	3,527	4,799	8,326
Purchased credit deteriorated	—	134	134	—	141	141
Held at fair value	7,693	14	7,707	6,840	14	6,854
Total loans, net of unearned income	$400,939	$275,895	$676,834	$387,044	$288,839	$675,883

(1)    The negative allowance on purchased credit-deteriorated loans resulted from expected recoveries on previously written-off accounts.

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended June 30, 2021
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of quarter	$4	$69	$5	$—	$78
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	1	3	—	—	4
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$1	$3	$—	$—	$4
Other, net	$—	$—	$—	$1	$1
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of quarter	$5	$72	$5	$1	$83

	Six Months Ended June 30, 2021
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$3	$74	$6	$3	$86
Gross credit losses	—	—	—	—	—
Gross recoveries	3	—	—	—	3
Net credit losses (NCLs)	$3	$—	$—	$—	$3
Replenishment of NCLs	$(3)	$—	$—	$—	$(3)
Net reserve builds (releases)	2	(2)	(1)	(3)	(4)
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(1)	$(2)	$(1)	$(3)	$(7)
Other, net	$—	$—	$—	$1	$1
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of quarter	$5	$72	$5	$1	$83

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended June 30, 2020
In millions of dollars	State and municipal	Foreign government	Asset- backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of quarter	$66	$4	$6	$76
Adjustment to opening balance for CECL adoption	—	—	—	—
Gross credit losses	—	—	—	—
Gross recoveries	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—
Net reserve builds (releases)	30	2	(1)	31
Net specific reserve builds (releases)	—	—	—	—
Total provision for credit losses on HTM debt securities	$30	$2	$(1)	$31
Other, net	$3	$—	$(3)	$—
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—
Allowance for credit losses on HTM debt securities at end of quarter	$99	$6	$2	$107

	Six Months Ended June 30, 2020
In millions of dollars	State and municipal	Foreign government	Asset- backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	61	4	5	70
Gross credit losses	—	—	—	—
Gross recoveries	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—
Net reserve builds	35	2	—	37
Net specific reserve builds (releases)	—	—	—	—
Total provision for credit losses on HTM debt securities	$35	$2	$—	$37
Other, net	$3	$—	$(3)	$—
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—
Allowance for credit losses on HTM debt securities at end of quarter	$99	$6	$2	$107

Allowance for Credit Losses on Other Assets

	Three Months Ended June 30, 2021
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$—	$28	$5	$—	$30	$63
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—		—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	(4)	3	—	(2)	(3)
Total provision for credit losses	$—	$(4)	$3	$—	$(2)	$(3)
Other, net	$—	$—	$—	$—	$—	$—
Allowance for credit losses on other assets at end of quarter	$—	$24	$8	$—	$28	$60

	Six Months Ended June 30, 2021
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$—	$20	$10	$—	$25	$55
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	5	(2)	—	3	6
Total provision for credit losses	$—	$5	$(2)	$—	$3	$6
Other, net	$—	$(1)	$—	$—	$—	$(1)
Allowance for credit losses on other assets at end of quarter	$—	$24	$8	$—	$28	$60

(1)Primarily accounts receivable.

Allowance for Credit Losses on Other Assets

	Three Months Ended June 30, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of quarter	$—	$8	$5	$—	$41	$54
Adjustment to opening balance for CECL adoption	—	—	—	—	—	—
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	10	2	—	36	48
Total provision for credit losses	$—	$10	$2	$—	$36	$48
Other, net	$—	$—	$—	$—	$—	$—
Allowance for credit losses on other assets at end of quarter	$—	$18	$7	$—	$77	$102

	Six Months Ended June 30, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of year	$—	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	6	14	2	1	3	26
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(6)	4	5	(1)	42	44
Total provision for credit losses	$(6)	$4	$5	$(1)	$42	$44
Other, net	$—	$—	$—	$—	$32	$32
Allowance for credit losses on other assets at end of year	$—	$18	$7	$—	$77	$102

(1) Primarily accounts receivable.

For ACL on AFS debt securities, see Note 12 to the Consolidated Financial Statements.

15.  GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Total
Balance at December 31, 2020	$12,142	$10,020	$22,162
Foreign currency translation	(68)	(189)	(257)
Balance at March 31, 2021	$12,074	$9,831	$21,905
Foreign currency translation	34	121	155
Balance at June 30, 2021	$12,108	$9,952	$22,060

Citi tests goodwill annually for impairment as of July 1 (the annual test) and through interim assessments between annual tests if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The results of the 2020 annual impairment test resulted in fair values as a percentage of carrying values between 115% and 136%. During the three and six months ended June 30, 2021, Citi qualitatively assessed the current environment, including the continuing impact of the COVID-19 pandemic, management’s announced strategy to pursue exits of its consumer franchises in 13 markets within Asia GCB, observed changes in market multiples and actual business performance, together with the latest available management forecasts. Based on the above, Citi determined it was not more-likely-than-not that the fair value of any reporting unit was below its book value and there was no indication of impairment as of June 30, 2021.
While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the current environment continues to evolve. Deterioration in business performance or macroeconomic and market conditions, including potential adverse effects to economic forecasts due to the severity and duration of the pandemic, as well as the responses of governments, customers and clients, could negatively influence the assumptions used in the valuations, in particular, the discount and growth rates used in net income projections. If the future were to differ from management’s best estimate of key economic assumptions, and associated cash flows were to decrease, Citi could potentially experience material goodwill impairment charges in the future.
For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K. Refer to Note 3 for a description of Citi’s Business Segments.

Intangible Assets
The components of intangible assets were as follows:

	June 30, 2021			December 31, 2020
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,615	$4,283	$1,332	$5,648	$4,229	$1,419
Credit card contract-related intangibles(1)	3,924	1,323	2,601	3,929	1,276	2,653
Core deposit intangibles	44	44	—	45	44	1
Other customer relationships	434	306	128	455	314	141
Present value of future profits	32	30	2	32	30	2
Indefinite-lived intangible assets	189	—	189	190	—	190
Other	76	60	16	72	67	5
Intangible assets (excluding MSRs)	$10,314	$6,046	$4,268	$10,371	$5,960	$4,411
Mortgage servicing rights (MSRs)(2)	419	—	419	336	—	336
Total intangible assets	$10,733	$6,046	$4,687	$10,707	$5,960	$4,747

(1)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% and 96% of the aggregate net carrying amount as of June 30, 2021 and December 31, 2020, respectively.
(2)For additional information on Citi’s MSRs, see Note 18 to the Consolidated Financial Statements.

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2020	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at June 30, 2021
Purchased credit card relationships(1)	$1,419	$—	$(86)	$—	$(1)	$1,332
Credit card contract-related intangibles(2)	2,653	19	(70)	(1)	—	2,601
Core deposit intangibles	1	—	(1)	—	—	—
Other customer relationships	141	7	(12)	—	(8)	128
Present value of future profits	2	—	—	—	—	2
Indefinite-lived intangible assets	190	—	—	—	(1)	189
Other	5	23	(13)	—	1	16
Intangible assets (excluding MSRs)	$4,411	$49	$(182)	$(1)	$(9)	$4,268
Mortgage servicing rights (MSRs)(3)	336					419
Total intangible assets	$4,747					$4,687

(1)Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract-related intangibles, and include credit card accounts primarily in the Costco, Macy’s and Sears portfolios.
(2)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% and 96% of the aggregate net carrying amount at June 30, 2021 and December 31, 2020, respectively.
(3)For additional information on Citi’s MSRs, including the rollforward for the three and six months ended June 30, 2021, see Note 18 to the Consolidated Financial Statements.

16.  DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	June 30, 2021	December 31, 2020
Commercial paper
Bank(1)	$8,974	$10,022
Broker-dealer and other(2)	9,692	7,988
Total commercial paper	$18,666	$18,010
Other borrowings(3)	12,796	11,504
Total	$31,462	$29,514

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At June 30, 2021 and December 31, 2020, collateralized short-term advances from the Federal Home Loan Banks were $2.0 billion and $4.0 billion, respectively.

Long-Term Debt

In millions of dollars	June 30, 2021	December 31, 2020
Citigroup Inc.(1)	$174,366	$170,563
Bank(2)	28,661	44,742
Broker-dealer and other(3)	61,548	56,381
Total	$264,575	$271,686

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At June 30, 2021 and December 31, 2020, collateralized long-term advances from the Federal Home Loan Banks were $9.5 billion and $10.9 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both June 30, 2021 and December 31, 2020.

The following table summarizes Citi’s outstanding trust preferred securities at June 30, 2021:

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

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

Three and Six Months Ended June 30, 2021

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2021
Balance, March 31, 2021	$1,535	$(1,461)	$1,037	$(6,150)	$(29,915)	$(57)	$(35,011)
Other comprehensive income before reclassifications	(379)	(72)	28	36	523	(11)	125
Increase (decrease) due to amounts reclassified from AOCI	(95)	10	(201)	51	—	1	(234)
Change, net of taxes	$(474)	$(62)	$(173)	$87	$523	$(10)	$(109)
Balance at June 30, 2021	$1,061	$(1,523)	$864	$(6,063)	$(29,392)	$(67)	$(35,120)
Six Months Ended June 30, 2021
Balance, December 31, 2020	$3,320	$(1,419)	$1,593	$(6,864)	$(28,641)	$(47)	$(32,058)
Other comprehensive income before reclassifications	(1,898)	(156)	(316)	689	(751)	(21)	(2,453)
Increase (decrease) due to amounts reclassified from AOCI	(361)	52	(413)	112	—	1	(609)
Change, net of taxes	$(2,259)	$(104)	$(729)	$801	$(751)	$(20)	$(3,062)
Balance at June 30, 2021	$1,061	$(1,523)	$864	$(6,063)	$(29,392)	$(67)	$(35,120)

Footnotes to the table above appear on the following page.

Three and Six Months Ended June 30, 2020

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2020
Balance, March 31, 2020	$2,863	$2,196	$2,020	$(7,095)	$(32,500)	$(5)	$(32,521)
Other comprehensive income before reclassifications	1,391	(2,204)	226	(132)	561	13	(145)
Increase (decrease) due to amounts reclassified from AOCI	(554)	(28)	(152)	55	—	—	(679)
Change, net of taxes	$837	$(2,232)	$74	$(77)	$561	$13	$(824)
Balance at June 30, 2020	$3,700	$(36)	$2,094	$(7,172)	$(31,939)	$8	$(33,345)
Six Months Ended June 30, 2020
Balance, December 31, 2019	$(265)	$(944)	$123	$(6,809)	$(28,391)	$(32)	$(36,318)
Other comprehensive income before reclassifications	4,795	913	2,124	(476)	(3,548)	40	3,848
Increase (decrease) due to amounts reclassified from AOCI	(830)	(5)	(153)	113	—	—	(875)
Change, net of taxes	$3,965	$908	$1,971	$(363)	$(3,548)	$40	$2,973
Balance at June 30, 2020	$3,700	$(36)	$2,094	$(7,172)	$(31,939)	$8	$(33,345)

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
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Polish zloty, New Taiwan dollar, Euro and Indian rupee against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2021. Primarily reflects the movements in (by order of impact) the South Korean won, Japanese yen, Euro, Indian rupee, Mexican peso and New Taiwan dollar against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2021. Primarily reflects the movements in (by order of impact) the Australian dollar, South Korean won, Indonesian rupiah and Euro against the U.S. dollar and changes in related tax effects and hedges for the three months ended June 30, 2020. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Indian rupee and Chilean peso against the U.S. dollar and changes in related tax effects and hedges for the six months ended June 30, 2020. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three and Six Months Ended June 30, 2021

In millions of dollars	Pretax	Tax effect	After-tax
Three Months Ended June 30, 2021
Balance, March 31, 2021	$(40,631)	$5,620	$(35,011)
Change in net unrealized gains (losses) on debt securities	(638)	164	(474)
Debt valuation adjustment (DVA)	(110)	48	(62)
Cash flow hedges	(224)	51	(173)
Benefit plans	84	3	87
Foreign currency translation adjustment	445	78	523
Excluded component of fair value hedges	(13)	3	(10)
Change	$(456)	$347	$(109)
Balance at June 30, 2021	$(41,087)	$5,967	$(35,120)
Six Months Ended June 30, 2021
Balance, December 31, 2020	$(36,992)	$4,934	$(32,058)
Change in net unrealized gains (losses) on debt securities	(3,065)	806	(2,259)
Debt valuation adjustment (DVA)	(148)	44	(104)
Cash flow hedges	(953)	224	(729)
Benefit plans	991	(190)	801
Foreign currency translation adjustment	(894)	143	(751)
Excluded component of fair value hedges	(26)	6	(20)
Change	$(4,095)	$1,033	$(3,062)
Balance at June 30, 2021	$(41,087)	$5,967	$(35,120)

Three and Six Months Ended June 30, 2020

In millions of dollars	Pretax	Tax effect	After-tax
Three Months Ended June 30, 2020
Balance, March 31, 2020	$(36,419)	$3,898	$(32,521)
Change in net unrealized gains (losses) on debt securities	1,178	(341)	837
Debt valuation adjustment (DVA)	(2,935)	703	(2,232)
Cash flow hedges	90	(16)	74
Benefit plans	(93)	16	(77)
Foreign currency translation adjustment	485	76	561
Excluded component of fair value hedges	16	(3)	13
Change	$(1,259)	$435	$(824)
Balance, June 30, 2020	$(37,678)	$4,333	$(33,345)
Six Months Ended June 30, 2020
Balance, December 31, 2019	$(42,772)	$6,454	$(36,318)
Change in net unrealized gains (losses) on debt securities	5,298	(1,333)	3,965
Debt valuation adjustment (DVA)	1,253	(345)	908
Cash flow hedges	2,574	(603)	1,971
Benefit plans	(510)	147	(363)
Foreign currency translation adjustment	(3,570)	22	(3,548)
Excluded component of fair value hedges	49	(9)	40
Change	$5,094	$(2,121)	$2,973
Balance, June 30, 2020	$(37,678)	$4,333	$(33,345)

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Realized (gains) losses on sales of investments	$(137)	$(748)	$(538)	$(1,180)
Gross impairment losses	9	19	78	71
Subtotal, pretax	$(128)	$(729)	$(460)	$(1,109)
Tax effect	33	175	99	279
Net realized (gains) losses on investments after-tax(1)	$(95)	$(554)	$(361)	$(830)
Realized DVA (gains) losses on fair value option liabilities, pretax	$13	$(37)	$69	$(6)
Tax effect	(3)	9	(17)	1
Net realized debt valuation adjustment, after-tax	$10	$(28)	$52	$(5)
Interest rate contracts	$(266)	$(200)	$(544)	$(203)
Foreign exchange contracts	1	1	2	2
Subtotal, pretax	$(265)	$(199)	$(542)	$(201)
Tax effect	64	47	129	48
Amortization of cash flow hedges, after-tax(2)	$(201)	$(152)	$(413)	$(153)
Amortization of unrecognized:
Prior service cost (benefit)	$(6)	$(3)	$(12)	$(6)
Net actuarial loss	71	75	158	154
Curtailment/settlement impact(3)	4	3	4	3
Subtotal, pretax	$69	$75	$150	$151
Tax effect	(18)	(20)	(38)	(38)
Amortization of benefit plans, after-tax(3)	$51	$55	$112	$113
Excluded component of fair value hedges, pretax	$1		$1
Tax effect	—	—	—	—
Excluded component of fair value hedges, after-tax	$1	$—	$1	$—
Foreign currency translation adjustment, pretax	$—	$—	$—	$—
Tax effect	—	—	—	—
Foreign currency translation adjustment, after-tax	$—	$—	$—	$—
Total amounts reclassified out of AOCI, pretax	$(310)	$(890)	$(782)	$(1,165)
Total tax effect	76	211	173	290
Total amounts reclassified out of AOCI, after-tax	$(234)	$(679)	$(609)	$(875)

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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of June 30, 2021
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$30,948	$30,948	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	114,664	—	114,664	1,533	—	—	50	1,583
Non-agency-sponsored	57,157	773	56,384	2,893	—	5	—	2,898
Citi-administered asset-backed commercial paper conduits	14,566	14,566	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	11,430	—	11,430	3,529	—	—	—	3,529
Asset-based financing(5)	256,827	8,657	248,170	29,196	1,195	10,255	—	40,646
Municipal securities tender option bond trusts (TOBs)	3,302	915	2,387	—	—	1,523	—	1,523
Municipal investments	21,914	—	21,914	2,662	3,797	3,539	—	9,998
Client intermediation	911	470	441	75	—	—	56	131
Investment funds	483	158	325	2	—	13	1	16
Other	—	—	—	—	—	—	—	—
Total	$512,202	$56,487	$455,715	$39,890	$4,992	$15,335	$107	$60,324

	As of December 31, 2020
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$32,420	$32,420	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	123,999	—	123,999	1,948	—	—	61	2,009
Non-agency-sponsored	46,132	939	45,193	2,550	—	2	1	2,553
Citi-administered asset-backed commercial paper conduits	16,730	16,730	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,332	—	18,332	4,273	—	—	—	4,273
Asset-based financing(5)	222,274	8,069	214,205	25,153	1,587	9,114	—	35,854
Municipal securities tender option bond trusts (TOBs)	3,349	835	2,514	—	—	1,611	—	1,611
Municipal investments	20,335	—	20,335	2,569	4,056	3,041	—	9,666
Client intermediation	1,352	910	442	88	—	—	56	144
Investment funds	488	153	335	—	—	15	—	15
Other	—	—	—	—	—	—	—	—
Total	$485,411	$60,056	$425,355	$36,581	$5,643	$13,783	$118	$56,125

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s June 30, 2021 and December 31, 2020 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party sponsored private equity funds, which represent $109 billion and $78 billion in unconsolidated VIE assets and $507 million and $425 million in maximum exposure to loss as of June 30, 2021 and December 31, 2020, respectively.

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
•certain third-party sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of June 30, 2021 and December 31, 2020, the Company’s maximum exposure to loss related to these deals was $59.6 billion and $57.0 billion, respectively (for more information on these positions, see Note 13 to the Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements in Citigroup’s 2020 Annual Report on Form 10-K);
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
•certain representations and warranties exposures in legacy ICG-sponsored mortgage- and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $5.0 billion and $5.2 billion at June 30, 2021 and December 31, 2020, respectively;
•certain representations and warranties exposures in Citigroup residential mortgage securitizations, in which the original mortgage loan balances are no longer outstanding; and
•VIEs such as trust preferred securities trusts used in connection with the Company’s funding activities. The Company does not have a variable interest in these trusts.

The asset balances for consolidated VIEs represent the carrying amounts of the assets consolidated by the Company. The carrying amount may represent the amortized cost or the current fair value of the assets depending on the classification of the asset (e.g., loan or security) and the associated accounting model ascribed to that classification.
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

	June 30, 2021		December 31, 2020
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$5	$—	$2
Asset-based financing	—	10,255	—	9,114
Municipal securities tender option bond trusts (TOBs)	1,523	—	1,611	—
Municipal investments	—	3,539	—	3,041
Investment funds	—	13	—	15
Other	—	—	—	—
Total funding commitments	$1,523	$13,812	$1,611	$12,172

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	June 30, 2021	December 31, 2020
Cash	$—	$—
Trading account assets	1.4	2.0
Investments	9.6	10.6
Total loans, net of allowance	33.2	29.3
Other	0.7	0.3
Total assets	$44.9	$42.2

Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni

Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities.
The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	June 30, 2021	December 31, 2020
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$11.0	$15.7
Retained by Citigroup as trust-issued securities	7.2	7.9
Retained by Citigroup via non-certificated interests	14.6	11.1
Total	$32.8	$34.7

The following tables summarize selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended June 30,
In billions of dollars	2021	2020
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(1.1)	(3.2)

	Six Months Ended June 30,
In billions of dollars	2021	2020
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(4.7)	(3.2)
Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.6 years as of June 30, 2021 and 2.9 years as of December 31, 2020.

In billions of dollars	Jun. 30, 2021	Dec. 31, 2020
Term notes issued to third parties	$9.7	$13.9
Term notes retained by Citigroup affiliates	2.2	2.7
Total Master Trust liabilities	$11.9	$16.6

Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.8 years as of June 30, 2021 and 1.1 years as of December 31, 2020.

In billions of dollars	Jun. 30, 2021	Dec. 31, 2020
Term notes issued to third parties	$1.3	$1.8
Term notes retained by Citigroup affiliates	5.0	5.2
Total Omni Trust liabilities	$6.3	$7.0

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended June 30,
	2021		2020
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$1.9	$7.1	$2.4	$0.9
Proceeds from new securitizations	1.9	7.2	2.6	0.9
Purchases of previously transferred financial assets	—	—	—	—

	Six Months Ended June 30,
	2021		2020
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$4.9	$18.1	$4.5	$1.6
Proceeds from new securitizations	5.1	17.8	4.7	3.4
Purchases of previously transferred financial assets	0.1	—	0.1	—

Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $0.2 million and $1.3 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021, gains recognized on the securitization of non-agency sponsored mortgages were $135.6 million and $301.7 million, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $2 million and $4 million for the three and six months ended June 30, 2020. Gains recognized on the securitization of non-agency sponsored mortgages were $27 million and $65 million for the three and six months ended June 30, 2020, respectively.

	June 30, 2021			December 31, 2020
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$388	$2,393	$479	$315	$1,210	$145

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $93 million related to personal loan securitizations at June 30, 2021.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 20 to the Consolidated Financial Statements for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	Three Months Ended June 30, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	9.0%	1.8%	2.8%
Weighted average constant prepayment rate	4.2%	—%	10.0%
Weighted average anticipated net credit losses(2)	NM	—%	1.0%
Weighted average life	7.8 years	6.7 years	5.7 years

	Three Months Ended June 30, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	3.5%	6.2%	3.0%
Weighted average constant prepayment rate	28.7%	—%	25.0%
Weighted average anticipated net credit losses(2)	NM	—%	0.5%
Weighted average life	4.1 years	9.8 years	2.3 years

	Six Months Ended June 30, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.9%	0.4%	2.9%
Weighted average constant prepayment rate	5.0%	—%	10.3%
Weighted average anticipated net credit losses(2)	NM	0.4%	1.1%
Weighted average life	7.8 years	3.4 years	5.5 years

	Six Months Ended June 30, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	6.0%	1.8%	3.0%
Weighted average constant prepayment rate	27.1%	—%	25.0%
Weighted average anticipated net credit losses(2)	NM	1.6%	0.5%
Weighted average life	4.7 years	4.8 years	2.3 years

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	June 30, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	6.4%	7.9%	3.0%
Weighted average constant prepayment rate	12.5%	4.5%	4.6%
Weighted average anticipated net credit losses(2)	NM	1.0%	1.2%
Weighted average life	5.5 years	4.7 years	18.2 years

	December 31, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.9%	7.2%	4.3%
Weighted average constant prepayment rate	22.7%	5.3%	4.7%
Weighted average anticipated net credit losses(2)	NM	1.2%	1.4%
Weighted average life	4.5 years	5.3 years	4.7 years

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

	June 30, 2021
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(9)	$—	$(1)
Adverse change of 20%	(18)	—	(2)
Constant prepayment rate
Adverse change of 10%	(20)	—	—
Adverse change of 20%	(38)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2020
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(8)	$—	$(1)
Adverse change of 20%	(15)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(21)	—	—
Adverse change of 20%	(40)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation losses
	Securitized assets		90 days past due		Three Months Ended June 30,		Six Months Ended June 30,
In billions of dollars, except liquidation losses in millions	Jun. 30, 2021	Dec. 31, 2020	Jun. 30, 2021	Dec. 31, 2020	2021	2020	2021	2020
Securitized assets
Residential mortgages(1)	$28.7	$16.9	$0.4	$0.5	$5	$7	$6.6	$18
Commercial and other	25.8	23.9	—	—	—	—	—	—
Total	$54.5	$40.8	$0.4	$0.5	$5	$7	$6.6	$18

(1)    Securitized assets include $0.2 billion of personal loan securitizations as of June 30, 2021.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $419 million and $345 million at June 30, 2021 and 2020, respectively. The MSRs correspond to principal loan balances of $50 billion and $57 billion as of June 30, 2021 and 2020, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Balance, beginning of period	$433	$367	$336	$495
Originations	25	24	68	56
Changes in fair value of MSRs due to changes in inputs and assumptions	(21)	(26)	52	(169)
Other changes(1)	(18)	(20)	(37)	(37)
Sales of MSRs	—	—	—	—
Balance, as of June 30	$419	$345	$419	$345

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Servicing fees	$37	$34	$68	$73
Late fees	—	1	1	3
Ancillary fees	—	—	—	—
Total MSR fees	$37	$35	$69	$76

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended June 30, 2021 and 2020. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of June 30, 2021 and December 31, 2020, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2021, Citi transferred agency securities with a fair value of approximately $11.4 billion and $24.5 billion, respectively, to re-securitization entities compared to approximately $12 billion and $19.4 billion for the three and six months ended June 30, 2020, respectively.
As of June 30, 2021, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.2 billion (including $410 million related to re-securitization transactions executed in 2021) compared to $1.6 billion as of December 31, 2020 (including $916 million related to re-securitization transactions executed in 2020), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2021 and December 31, 2020 were approximately $76 billion and $83.6 billion, respectively.
As of June 30, 2021 and December 31, 2020, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At June 30, 2021 and December 31, 2020, the commercial paper conduits administered by Citi had approximately $14.6 billion and $16.7 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $20 billion and $17.1 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At June 30, 2021 and December 31, 2020, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 52 and 54 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancements, the conduits, other than the government-guaranteed loan conduit, have obtained letters of credit from the Company, which equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.3 billion and $1.5 billion as of June 30, 2021 and December 31, 2020, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At June 30, 2021 and December 31, 2020, the Company owned $5.6 billion and $6.6 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations (CLOs)
There were no new securitizations during the three months ended June 30, 2021 and 2020. The following table summarizes selected retained interests related to Citigroup CLOs:

In millions of dollars	Jun. 30, 2021	Dec. 31, 2020
Carrying value of retained interests	$1,574	$1,611

All of Citi’s retained interests were held-to-maturity securities as of June 30, 2021 and December 31, 2020.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2021
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$33,341	$7,073
Corporate loans	15,963	10,588
Other (including investment funds, airlines and shipping)	198,866	22,985
Total	$248,170	$40,646

	December 31, 2020
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$34,570	$7,758
Corporate loans	12,022	7,654
Other (including investment funds, airlines and shipping)	167,613	20,442
Total	$214,205	$35,854

Municipal Securities Tender Option Bond (TOB) Trusts
At June 30, 2021 and December 31, 2020, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At June 30, 2021 and December 31, 2020, liquidity agreements provided with respect to customer TOB trusts totaled $1.5 billion and $1.6 billion, respectively, of which $0.7 billion and $0.8 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $2.5 billion and $3.6 billion as of June 30, 2021 and December 31, 2020, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate contracts
Swaps	$295,160	$334,351	$19,629,538	$17,724,147
Futures and forwards	—	—	4,381,531	4,142,514
Written options	—	—	1,598,478	1,573,483
Purchased options	—	—	1,472,341	1,418,255
Total interest rate contracts	$295,160	$334,351	$27,081,888	$24,858,399
Foreign exchange contracts
Swaps	$55,575	$65,709	$6,495,324	$6,567,304
Futures, forwards and spot	42,510	37,080	4,586,090	3,945,391
Written options	24	47	796,584	907,338
Purchased options	26	53	790,172	900,626
Total foreign exchange contracts	$98,135	$102,889	$12,668,170	$12,320,659
Equity contracts
Swaps	$—	$—	$306,856	$274,098
Futures and forwards	—	—	82,175	67,025
Written options	—	—	525,671	441,003
Purchased options	—	—	436,045	328,202
Total equity contracts	$—	$—	$1,350,747	$1,110,328
Commodity and other contracts
Swaps	$—	$—	$90,785	$80,127
Futures and forwards	1,929	924	168,072	143,175
Written options	—	—	68,024	71,376
Purchased options	—	—	64,810	67,849
Total commodity and other contracts	$1,929	$924	$391,691	$362,527
Credit derivatives(1)
Protection sold	$—	$—	$563,906	$543,607
Protection purchased	—	—	632,441	612,770
Total credit derivatives	$—	$—	$1,196,347	$1,156,377
Total derivative notionals	$395,224	$438,164	$42,688,843	$39,808,290

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of June 30, 2021 and December 31, 2020. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $275 billion and $280 billion as of June 30, 2021 and December 31, 2020, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at June 30, 2021	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,331	$38
Cleared	88	148
Interest rate contracts	$1,419	$186
Over-the-counter	$879	$1,342
Cleared	—	3
Foreign exchange contracts	$879	$1,345
Total derivatives instruments designated as ASC 815 hedges	$2,298	$1,531
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$172,044	$157,764
Cleared	12,425	10,770
Exchange traded	89	21
Interest rate contracts	$184,558	$168,555
Over-the-counter	$117,330	$115,100
Cleared	362	290
Foreign exchange contracts	$117,692	$115,390
Over-the-counter	$28,687	$40,156
Cleared	—	1
Exchange traded	19,828	19,770
Equity contracts	$48,515	$59,927
Over-the-counter	$23,419	$25,917
Exchange traded	1,778	2,269
Commodity and other contracts	$25,197	$28,186
Over-the-counter	$7,108	$7,206
Cleared	2,744	3,271
Credit derivatives	$9,852	$10,477
Total derivatives instruments not designated as ASC 815 hedges	$385,814	$382,535
Total derivatives	$388,112	$384,066
Cash collateral paid/received(3)	$22,104	$17,965
Less: Netting agreements(4)	(293,047)	(293,047)
Less: Netting cash collateral received/paid(5)	(43,554)	(48,079)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$73,615	$60,905
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(982)	$(1,586)
Less: Non-cash collateral received/paid	(6,800)	(13,639)
Total net receivables/payables(6)	$65,833	$45,680

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
(3)Reflects the net amount of the $70,183 million and $61,519 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $48,079 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $43,554 million was used to offset trading derivative assets.
(4)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $262 billion, $12 billion and $19 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(5)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(6)The net receivables/payables include approximately $12 billion of derivative asset and $13 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

For the three and six months ended June 30, 2021 and 2020, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 to the Consolidated Financial Statements for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Interest rate contracts	$(15)	$19	$(75)	$174
Foreign exchange	(13)	(61)	(34)	(37)
Total	$(28)	$(42)	$(109)	$137

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$454	$—	$239	$—	$(3,481)	$—	$7,086
Foreign exchange hedges	220	—	434	—	10	—	(1,477)	—
Commodity hedges	(277)	—	(381)	—	(566)	—	(91)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(57)	$454	$53	$239	$(556)	$(3,481)	$(1,568)	$7,086
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$(559)	$—	$(313)	$—	$3,267	$—	$(7,128)
Foreign exchange hedges	(220)	—	(434)	—	(10)	—	1,477	—
Commodity hedges	277	—	381	—	566	—	91	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$57	$(559)	$(53)	$(313)	$556	$3,267	$1,568	$(7,128)
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$1	$—	$(18)	$—	$(3)	$—	$(23)
Foreign exchange hedges(2)	13	—	17	—	17	—	(41)	—
Commodity hedges	(53)	—	15	—	(75)	—	(10)	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$(40)	$1	$32	$(18)	$(58)	$(3)	$(51)	$(23)

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.
(2)Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $(13) million and $(26) million for the three and six months ended June 30, 2021 and $16 million and $49 million for the three and six months ended June 30, 2020, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative hedge basis adjustment becomes part of the carrying value of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at June 30, 2021 and December 31, 2020, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities, that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of June 30, 2021
Debt securities AFS(1)(3)	$78,108	$59	$126
Long-term debt	159,712	2,563	4,177
As of December 31, 2020
Debt securities AFS(2)(3)	$81,082	$28	$342
Long-term debt	169,026	5,554	4,989

(1)These amounts include a cumulative basis adjustment of $111 million for active hedges and $(131) million for de-designated hedges as of June 30, 2021, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $7 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $33 billion as of June 30, 2021) in a last-of-layer hedging relationship.
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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2021 is approximately $1 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
In millions of dollars	2021		2020		2021		2020
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$39		$294		$(416)		$2,791
Foreign exchange contracts	(3)		(5)		—		(16)
Total gain (loss) recognized in AOCI	$36		$289		$(416)		$2,775
	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$266	$—	$200	$—	$544	$—	$203
Foreign exchange contracts	(1)	—	(1)	—	(2)	—	(2)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$266	$(1)	$200	$(2)	$544	$(2)	$203
Net pretax change in cash flow hedges included within AOCI		$(229)		$90		$(958)		$2,574

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue in the Consolidated Statement of Income.

Net Investment Hedges
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, was ($426) million and $131 million for the three and six months ended June 30, 2021 and $(741) million and $1,419 million for the three and six months ended June 30, 2020, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at June 30, 2021	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,498	$3,167	$107,848	$103,288
Broker-dealers	1,817	1,124	45,629	41,188
Non-financial	119	79	6,089	2,774
Insurance and other financial institutions	5,418	6,107	472,875	416,656
Total by industry of counterparty	$9,852	$10,477	$632,441	$563,906
By instrument
Credit default swaps and options	$9,170	$9,784	$615,504	$556,760
Total return swaps and other	682	693	16,937	7,146
Total by instrument	$9,852	$10,477	$632,441	$563,906
By rating of reference entity
Investment grade	$4,192	$4,036	$477,097	$421,549
Non-investment grade	5,660	6,441	155,344	142,357
Total by rating of reference entity	$9,852	$10,477	$632,441	$563,906
By maturity
Within 1 year	$937	$1,479	$132,426	$123,092
From 1 to 5 years	6,157	6,323	441,620	396,219
After 5 years	2,758	2,675	58,395	44,595
Total by maturity	$9,852	$10,477	$632,441	$563,906

(1)The fair value amount receivable is composed of $3,376 million under protection purchased and $6,476 million under protection sold.
(2)The fair value amount payable is composed of $7,228 million under protection purchased and $3,249 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2020	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,902	$3,187	$117,685	$120,739
Broker-dealers	1,770	1,215	46,928	44,692
Non-financial	109	90	5,740	2,217
Insurance and other financial institutions	5,008	5,637	442,417	375,959
Total by industry of counterparty	$9,789	$10,129	$612,770	$543,607
By instrument
Credit default swaps and options	$9,254	$9,254	$599,633	$538,426
Total return swaps and other	535	875	13,137	5,181
Total by instrument	$9,789	$10,129	$612,770	$543,607
By rating of reference entity
Investment grade	$4,136	$4,037	$478,643	$418,147
Non-investment grade	5,653	6,092	134,127	125,460
Total by rating of reference entity	$9,789	$10,129	$612,770	$543,607
By maturity
Within 1 year	$914	$1,355	$134,080	$125,464
From 1 to 5 years	6,022	5,991	421,682	374,376
After 5 years	2,853	2,783	57,008	43,767
Total by maturity	$9,789	$10,129	$612,770	$543,607

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2021 and December 31, 2020 was $21 billion and $25 billion, respectively. The Company posted $19 billion and $22 billion as collateral for this exposure in the normal course of business as of June 30, 2021 and December 31, 2020, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of June 30, 2021, the Company could be required to post an additional $1.2 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.2 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1.4 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $3.9 billion and $2.0 billion as of June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021, the fair value of these previously derecognized assets was $3.9 billion. The fair value of the total return swaps as of June 30, 2021 was $62 million recorded as gross derivative assets and $21 million recorded as gross derivative liabilities. At December 31, 2020, the fair value of these previously derecognized assets was $2.2 billion, and the fair value of the total return swaps was $135 million recorded as gross derivative assets and $7 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at June 30, 2021 and December 31, 2020:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2021	December 31, 2020
Counterparty CVA	$(617)	$(800)
Asset FVA	(434)	(525)
Citigroup (own credit) CVA	335	403
Liability FVA	78	67
Total CVA—derivative instruments	$(638)	$(855)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Counterparty CVA	$34	$45	$43	$(238)
Asset FVA	25	632	94	(421)
Own credit CVA	(41)	(271)	(78)	262
Liability FVA	(13)	(214)	11	123
Total CVA—derivative instruments	$5	$192	$70	$(274)
DVA related to own FVO liabilities(1)	$(110)	$(2,935)	$(148)	$1,253
Total CVA and DVA	$(105)	$(2,743)	$(78)	$979

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
•Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in the market.
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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at June 30, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$275,313	$211	$275,524	$(87,648)	$187,876
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	31,998	376	32,374	—	32,374
Residential	—	368	95	463	—	463
Commercial	—	900	87	987	—	987
Total trading mortgage-backed securities	$—	$33,266	$558	$33,824	$—	$33,824
U.S. Treasury and federal agency securities	$60,491	$3,004	$—	$63,495	$—	$63,495
State and municipal	—	1,540	70	1,610	—	1,610
Foreign government	60,726	30,205	141	91,072	—	91,072
Corporate	1,939	18,840	823	21,602	—	21,602
Equity securities	55,141	13,038	147	68,326	—	68,326
Asset-backed securities	—	1,016	692	1,708	—	1,708
Other trading assets(2)	305	14,838	555	15,698	—	15,698
Total trading non-derivative assets	$178,602	$115,747	$2,986	$297,335	$—	$297,335
Trading derivatives
Interest rate contracts	$61	$183,139	$2,777	$185,977
Foreign exchange contracts	—	118,018	553	118,571
Equity contracts	—	46,973	1,542	48,515
Commodity contracts	—	24,306	891	25,197
Credit derivatives	—	8,994	858	9,852
Total trading derivatives—before netting and collateral	$61	$381,430	$6,621	$388,112
Cash collateral paid(3)				$22,104
Netting agreements					$(293,047)
Netting of cash collateral received					(43,554)
Total trading derivatives—after netting and collateral	$61	$381,430	$6,621	$410,216	$(336,601)	$73,615
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$39,258	$52	$39,310	$—	$39,310
Residential	—	404	—	404	—	404
Commercial	—	43	—	43	—	43
Total investment mortgage-backed securities	$—	$39,705	$52	$39,757	$—	$39,757
U.S. Treasury and federal agency securities	$126,147	$—	$—	$126,147	$—	$126,147
State and municipal	—	2,331	748	3,079	—	3,079
Foreign government	66,557	52,703	957	120,217	—	120,217
Corporate	4,358	3,441	104	7,903	—	7,903
Marketable equity securities	129	66	—	195	—	195
Asset-backed securities	—	208	3	211	—	211
Other debt securities	—	5,663	—	5,663	—	5,663
Non-marketable equity securities(4)	—	69	382	451	—	451
Total investments	$197,191	$104,186	$2,246	$303,623	$—	$303,623

Table continues on the next page.

In millions of dollars at June 30, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$7,278	$429	$7,707	$—	$7,707
Mortgage servicing rights	—	—	419	419	—	419
Non-trading derivatives and other financial assets measured on a recurring basis	$3,457	$7,571	$55	$11,083	$—	$11,083
Total assets	$379,311	$891,525	$12,967	$1,305,907	$(424,249)	$881,658
Total as a percentage of gross assets(5)	29.5%	69.4%	1.0%
Liabilities
Interest-bearing deposits	$—	$2,595	$154	$2,749	$—	$2,749
Securities loaned and sold under agreements to repurchase	—	157,088	488	157,576	(80,871)	76,705
Trading account liabilities
Securities sold, not yet purchased	91,879	21,740	168	113,787	—	113,787
Other trading liabilities	—	13	1	14	—	14
Total trading liabilities	$91,879	$21,753	$169	$113,801	$—	$113,801
Trading derivatives
Interest rate contracts	$42	$167,686	$1,013	$168,741
Foreign exchange contracts	2	115,996	737	116,735
Equity contracts	—	55,835	4,092	59,927
Commodity contracts	—	27,437	749	28,186
Credit derivatives	—	9,578	899	10,477
Total trading derivatives—before netting and collateral	$44	$376,532	$7,490	$384,066
Cash collateral received(6)				$17,965
Netting agreements					$(293,047)
Netting of cash collateral paid					(48,079)
Total trading derivatives—after netting and collateral	$44	$376,532	$7,490	$402,031	$(341,126)	$60,905
Short-term borrowings	$—	$7,317	$41	$7,358	$—	$7,358
Long-term debt	—	51,307	25,068	76,375	—	76,375
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$3,152	$123	$4	$3,279		$3,279
Total liabilities	$95,075	$616,715	$33,414	$763,169	$(421,997)	$341,172
Total as a percentage of gross liabilities(5)	12.8%	82.8%	4.5%

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
(3)Reflects the net amount of $70,183 million of gross cash collateral paid, of which $48,079 million was used to offset trading derivative liabilities.
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
(6)Reflects the net amount of $61,519 million of gross cash collateral received, of which $43,554 million was used to offset trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$335,073	$320	$335,393	$(150,189)	$185,204
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	42,903	27	42,930	—	42,930
Residential	—	391	340	731	—	731
Commercial	—	893	136	1,029	—	1,029
Total trading mortgage-backed securities	$—	$44,187	$503	$44,690	$—	$44,690
U.S. Treasury and federal agency securities	$64,529	$2,269	$—	$66,798	$—	$66,798
State and municipal	—	1,224	94	1,318	—	1,318
Foreign government	68,195	15,143	51	83,389	—	83,389
Corporate	1,607	18,840	375	20,822	—	20,822
Equity securities	54,117	12,289	73	66,479	—	66,479
Asset-backed securities	—	776	1,606	2,382	—	2,382
Other trading assets(2)	—	11,295	945	12,240	—	12,240
Total trading non-derivative assets	$188,448	$106,023	$3,647	$298,118	$—	$298,118
Trading derivatives
Interest rate contracts	$42	$238,026	$3,393	$241,461
Foreign exchange contracts	2	155,994	674	156,670
Equity contracts	66	48,362	2,091	50,519
Commodity contracts	—	13,546	992	14,538
Credit derivatives	—	8,634	1,155	9,789
Total trading derivatives—before netting and collateral	$110	$464,562	$8,305	$472,977
Cash collateral paid(3)				$32,778
Netting agreements					$(364,879)
Netting of cash collateral received					(63,915)
Total trading derivatives—after netting and collateral	$110	$464,562	$8,305	$505,755	$(428,794)	$76,961
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$43,888	$30	$43,918	$—	$43,918
Residential	—	571	—	571	—	571
Commercial	—	50	—	50	—	50
Total investment mortgage-backed securities	$—	$44,509	$30	$44,539	$—	$44,539
U.S. Treasury and federal agency securities	$146,032	$172	$—	$146,204	$—	$146,204
State and municipal	—	2,885	834	3,719	—	3,719
Foreign government	77,056	47,644	268	124,968	—	124,968
Corporate	6,326	4,114	60	10,500	—	10,500
Marketable equity securities	287	228	—	515	—	515
Asset-backed securities	—	277	1	278	—	278
Other debt securities	—	4,876	—	4,876	—	4,876
Non-marketable equity securities(4)	—	50	349	399	—	399
Total investments	$229,701	$104,755	$1,542	$335,998	$—	$335,998

Table continues on the next page.

In millions of dollars at December 31, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(2)	Net balance
Loans	$—	$4,869	$1,985	$6,854	$—	$6,854
Mortgage servicing rights	—	—	336	336	—	336
Non-trading derivatives and other financial assets measured on a recurring basis	$6,230	$8,383	$—	$14,613	$—	$14,613
Total assets	$424,489	$1,023,665	$16,135	$1,497,067	$(578,983)	$918,084
Total as a percentage of gross assets(5)	29.0%	69.9%	1.1%
Liabilities
Interest-bearing deposits	$—	$1,752	$206	$1,958	$—	$1,958
Securities loaned and sold under agreements to repurchase	—	156,644	631	157,275	(97,069)	60,206
Trading account liabilities
Securities sold, not yet purchased	85,353	14,477	214	100,044	—	100,044
Other trading liabilities	—	—	26	26	—	26
Total trading liabilities	$85,353	$14,477	$240	$100,070	$—	$100,070
Trading account derivatives
Interest rate contracts	$25	$220,607	$1,779	$222,411
Foreign exchange contracts	3	155,441	622	156,066
Equity contracts	53	58,212	5,304	63,569
Commodity contracts	—	17,393	700	18,093
Credit derivatives	—	9,022	1,107	10,129
Total trading derivatives—before netting and collateral	$81	$460,675	$9,512	$470,268
Cash collateral received(6)				$8,196
Netting agreements					$(364,879)
Netting of cash collateral paid					(45,628)
Total trading derivatives—after netting and collateral	$81	$460,675	$9,512	$478,464	$(410,507)	$67,957
Short-term borrowings	$—	$4,464	$219	$4,683	$—	$4,683
Long-term debt	—	41,853	25,210	67,063	—	67,063
Non-trading derivatives and other financial liabilities measured on a recurring basis	$6,762	$72	$1	$6,835	$—	$6,835
Total liabilities	$92,196	$679,937	$36,019	$816,348	$(507,576)	$308,772
Total as a percentage of gross liabilities(5)	11.4%	84.1%	4.5%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2021 and 2020. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2021
Assets
Securities borrowed and purchased under agreements to resell	$262	$(2)	$—	$—	$(49)	$43	$—	$—	$(43)	$211	$1
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	38	2	—	238	(7)	113	—	(8)	—	376	(12)
Residential	268	(1)	—	41	(65)	57	—	(205)	—	95	2
Commercial	59	16	—	60	(8)	11	—	(51)	—	87	3
Total trading mortgage-backed securities	$365	$17	$—	$339	$(80)	$181	$—	$(264)	$—	$558	$(7)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	94	—	—	—	(29)	5	—	—	—	70	—
Foreign government	81	4	—	125	(28)	14	—	(55)	—	141	1
Corporate	290	(15)	—	312	(50)	408	—	(122)	—	823	(36)
Marketable equity securities	89	2	—	80	(40)	23	—	(7)	—	147	15
Asset-backed securities	1,208	209	—	17	(148)	352	—	(946)	—	692	22
Other trading assets	571	62	—	31	(121)	201	—	(189)	—	555	4
Total trading non-derivative assets	$2,698	$279	$—	$904	$(496)	$1,184	$—	$(1,583)	$—	$2,986	$(1)
Trading derivatives, net(4)
Interest rate contracts	$1,229	$(126)	$—	$218	$321	$2	$—	$—	$120	$1,764	$(70)
Foreign exchange contracts	(86)	59	—	—	4	111	—	(282)	10	(184)	(28)
Equity contracts	(2,876)	309	—	(634)	892	85	—	(94)	(232)	(2,550)	349
Commodity contracts	732	236	—	(148)	(612)	28	—	(45)	(49)	142	(194)
Credit derivatives	71	(57)	—	(52)	(74)	—	—	—	71	(41)	(107)
Total trading derivatives, net(4)	$(930)	$421	$—	$(616)	$531	$226	$—	$(421)	$(80)	$(869)	$(50)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2021
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$2	$22	$—	$3	$—	$(5)	$—	$52	$(21)
Total investment mortgage-backed securities	$30	$—	$2	$22	$—	$3	$—	$(5)	$—	$52	$(21)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	794	—	8	54	(108)	2	—	(2)	—	748	6
Foreign government	523	—	3	440	(289)	315	—	(35)	—	957	3
Corporate	56	—	(7)	32	—	30	—	(7)	—	104	(1)
Asset-backed securities	4	—	(21)	33	—	—	—	(13)	—	3	1
Non-marketable equity securities	352	—	30	—	—	—	—	—	—	382	2
Total investments	$1,759	$—	$15	$581	$(397)	$350	$—	$(62)	$—	$2,246	$(10)
Loans	$1,944	$—	$476	$60	$(2,051)	$—	$—	$—	$—	$429	$169
Mortgage servicing rights	433	—	(21)	—	—	—	25	—	(18)	419	(21)
Other financial assets measured on a recurring basis	—	—	—	55	—	—	—	—	—	55	—
Liabilities
Interest-bearing deposits	$199	$—	$2	$—	$(44)	$—	$11	$—	$(10)	$154	$—
Securities loaned and sold under agreements to repurchase	977	22	—	—	(483)	80	—	—	(64)	488	—
Trading account liabilities
Securities sold, not yet purchased	167	7	—	54	(21)	10	—	—	(35)	168	26
Other trading liabilities	6	5	—	—	—	—	—	—	—	1	4
Short-term borrowings	49	33	—	40	(32)	—	17	—	—	41	17
Long-term debt	26,337	(849)	—	3,937	(5,966)	—	1,825	—	(1,914)	25,068	(699)
Other financial liabilities measured on a recurring basis	8	—	—	—	(4)	—	—		—	4	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2021.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2021
Assets
Securities borrowed and purchased under agreements to resell	$320	$(11)	$—	$—	$(49)	$276	$—	$—	$(325)	$211	$1
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	27	1	—	252	(8)	114	—	(10)	—	376	16
Residential	340	22	—	69	(68)	201	—	(469)	—	95	18
Commercial	136	21	—	76	(41)	24	—	(129)	—	87	2
Total trading mortgage-backed securities	$503	$44	$—	$397	$(117)	$339	$—	$(608)	$—	$558	$36
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	94	—	—	—	(29)	5	—	—	—	70	1
Foreign government	51	5	—	136	(28)	71	—	(94)	—	141	(6)
Corporate	375	75	—	318	(168)	475	—	(252)	—	823	(7)
Marketable equity securities	73	47	—	84	(42)	35	—	(50)	—	147	32
Asset-backed securities	1,606	248	—	35	(198)	934	—	(1,933)	—	692	8
Other trading assets	945	18	—	61	(129)	348	4	(688)	(4)	555	(5)
Total trading non-derivative assets	$3,647	$437	$—	$1,031	$(711)	$2,207	$4	$(3,625)	$(4)	$2,986	$59
Trading derivatives, net(4)
Interest rate contracts	$1,614	$(298)	$—	$173	$321	$2	$(84)	$—	$36	$1,764	$(197)
Foreign exchange contracts	52	(79)	—	8	4	134	—	(297)	(6)	(184)	(57)
Equity contracts	(3,213)	612	—	(598)	898	109	—	(117)	(241)	(2,550)	213
Commodity contracts	292	550	—	10	(617)	94	—	(155)	(32)	142	280
Credit derivatives	48	(121)	—	15	(71)	—	—	—	88	(41)	(198)
Total trading derivatives, net(4)	$(1,207)	$664	$—	$(392)	$535	$339	$(84)	$(569)	$(155)	$(869)	$41
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$2	$22	$—	$3	$—	$(5)	$—	$52	$(42)
Total investment mortgage-backed securities	$30	$—	$2	$22	$—	$3	$—	$(5)	$—	$52	$(42)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	834	—	(10)	58	(108)	3	—	(29)	—	748	(8)
Foreign government	268	—	1	440	(289)	645	—	(108)	—	957	3
Corporate	60	—	(11)	32	—	30	—	(7)	—	104	(1)
Asset-backed securities	1	—	(21)	36	—	—	—	(13)	—	3	(37)
Non-marketable equity securities	349	—	40	1	—	—	—	(8)	—	382	2
Total investments	$1,542	$—	$1	$589	$(397)	$681	$—	$(170)	$—	$2,246	$(83)

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2021
Loans	$1,985	$—	$348	$271	$(2,051)	$—	$1	$—	$(125)	$429	$100
Mortgage servicing rights	336	—	52	—	—	—	68	—	(37)	419	59
Other financial assets measured on a recurring basis	—	—	—	55	—	—	—	—	—	55	—
Liabilities
Interest-bearing deposits	$206	$—	$18	$—	$(44)	$—	$20	$—	$(10)	$154	$(45)
Securities loaned and sold under agreements to repurchase	631	7	—	—	(483)	488	—	—	(141)	$488	19
Trading account liabilities
Securities sold, not yet purchased	214	61	—	62	(25)	20	—	—	(42)	$168	(2)
Other trading liabilities	26	25	—	—	—	—	—	—	—	$1	—
Short-term borrowings	219	32	—	42	(44)	—	25	—	(169)	$41	17
Long-term debt	25,210	1,773	—	4,869	(5,968)	—	7,545	—	(4,815)	$25,068	791
Other financial liabilities measured on a recurring basis	1	—	(3)	—	(4)	—	14	—	(10)	$4	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2021.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2020
Assets
Securities borrowed or purchased under agreements to resell	$300	$34	$—	$—	$—	$42	$—	$—	$(50)	$326	$36
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	85	1	—	4	(6)	67	—	(55)	—	96	4
Residential	304	14	—	144	(39)	96	—	(86)	—	433	7
Commercial	44	4	—	140	(14)	62	—	(19)	—	217	11
Total trading mortgage-backed securities	$433	$19	$—	$288	$(59)	$225	$—	$(160)	$—	$746	$22
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	92	—	—	5	(1)	41	—	(20)	—	117	—
Foreign government	39	57	—	2	(2)	18	—	(88)	—	26	54
Corporate	412	(12)	—	64	(78)	204	—	(185)	(6)	399	(71)
Equity securities	143	9	—	10	—	174	—	(244)	—	92	(3)
Asset-backed securities	1,561	67	—	257	(56)	272	—	(316)	—	1,785	46
Other trading assets	639	27	—	153	(15)	126	6	(134)	(5)	797	1
Total trading non-derivative assets	$3,319	$167	$—	$779	$(211)	$1,060	$6	$(1,147)	$(11)	$3,962	$49
Trading derivatives, net(4)
Interest rate contracts	$1,755	$24	$—	$231	$20	$1	$—	$—	$(63)	$1,968	$7
Foreign exchange contracts	2	(37)	—	(8)	2	5	—	(5)	15	(26)	(47)
Equity contracts	(1,836)	(354)	—	(104)	12	21	—	(5)	31	(2,235)	(349)
Commodity contracts	(542)	253	—	(1)	(14)	20	—	(10)	16	(278)	241
Credit derivatives	816	(367)	—	17	(72)	—	—	—	8	402	(367)
Total trading derivatives, net(4)	$195	$(481)	$—	$135	$(52)	$47	$—	$(20)	$7	$(169)	$(515)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$47	$—	$(19)	$1	$—	$1	$—	$—	$—	$30	$(36)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$47	$—	$(19)	$1	$—	$1	$—	$—	$—	$30	$(36)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	687	—	24	172	(131)	95	—	(22)	—	825	21
Foreign government	225	—	7	—	(64)	61	—	(33)	—	196	6
Corporate	238	—	10	—	(152)	10	—	—	—	106	—
Equity securities	—	—	—	1	—	—	—	—	—	1	—
Asset-backed securities	16	—	(2)	—	—	—	—	(8)	—	6	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	354	—	21	—	—	2	—	—	(45)	332	25
Total investments	$1,567	$—	$41	$174	$(347)	$169	$—	$(63)	$(45)	$1,496	$16

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2020
Loans	$537	$—	$447	$—	$(5)	$—	$—	$—	$(1)	$978	$355
Mortgage servicing rights	367	—	(26)	—	—	—	24	—	(20)	345	(14)
Other financial assets measured on a recurring basis	—	—	14	—	—	—	(6)	(4)	(4)	—	2
Liabilities
Interest-bearing deposits	$491	$—	$(5)	$—	$(151)	$—	$30	$—	$(138)	$237	$(27)
Securities loaned or sold under agreements to repurchase	730	—	—	—	—	—	—	—	(105)	625	—
Trading account liabilities
Securities sold, not yet purchased	200	(28)	—	43	(8)	—	—	—	(159)	104	24
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	52	9	—	75	(6)	—	23	—	(7)	128	16
Long-term debt	19,269	(1,691)	—	1,875	(1,475)	—	2,527	—	(2,254)	21,633	(1,518)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	—	—	—	—	—

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
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2020
Assets
Securities borrowed and purchased under agreements to resell	$303	$14	$—	$—	$—	$108	$—	$—	$(99)	$326	$39
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	10	(74)	—	16	(9)	208	—	(55)	—	96	5
Residential	123	6	—	204	(43)	274	—	(131)	—	433	—
Commercial	61	4	—	143	(17)	89	—	(63)	—	217	(10)
Total trading mortgage-backed securities	$194	$(64)	$—	$363	$(69)	$571	$—	$(249)	$—	$746	$(5)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	64	2	—	15	(3)	62	—	(23)	—	117	1
Foreign government	52	(28)	—	2	(2)	104	—	(102)	—	26	52
Corporate	313	290	—	86	(70)	419	—	(633)	(6)	399	(87)
Marketable equity securities	100	9	—	38	(3)	206	—	(258)	—	92	(19)
Asset-backed securities	1,117	(102)	—	496	(60)	740	—	(466)	—	1,785	(222)
Other trading assets	555	220	—	181	(152)	231	14	(237)	(15)	797	(23)
Total trading non-derivative assets	$2,455	$327	$—	$1,181	$(359)	$2,333	$14	$(1,968)	$(21)	$3,962	$(303)
Trading derivatives, net(4)
Interest rate contracts	$1	$375	$—	$1,614	$(2)	$2	$56	$13	$(91)	$1,968	$387
Foreign exchange contracts	(5)	(52)	—	(33)	11	49	—	(13)	17	(26)	104
Equity contracts	(1,596)	(564)	—	(391)	236	24	—	(6)	62	(2,235)	(663)
Commodity contracts	(59)	(206)	—	37	(70)	66	—	(44)	(2)	(278)	(211)
Credit derivatives	(56)	579	—	171	(358)	—	—	—	66	402	372
Total trading derivatives, net(4)	$(1,715)	$132	$—	$1,398	$(183)	$141	$56	$(50)	$52	$(169)	$(11)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(5)	$1	$1	$1	$—	$—	$—	$30	$(23)
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$(5)	$1	$1	$1	$—	$—	$—	$30	$(23)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	623	—	(7)	310	(131)	95	—	(65)	—	825	25
Foreign government	96	—	5	27	(64)	208	—	(76)	—	196	(9)
Corporate	45	—	2	49	(152)	162	—	—	—	106	—
Marketable equity securities	—	—	—	1	—	—	—	—	—	1	—
Asset-backed securities	22	—	3	—	—	—	—	(19)	—	6	34
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	441	—	(53)	—	—	2	—	(3)	(55)	332	22
Total investments	$1,259	$—	$(55)	$388	$(346)	$468	$—	$(163)	$(55)	$1,496	$49
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2020
Loans	$402	$—	$368	$217	$(6)	$—	$—	$—	$(3)	$978	$509
Mortgage servicing rights	495	—	(169)	—	—	—	56	—	(37)	345	(147)
Other financial assets measured on a recurring basis	1	—	14	—	—	—	(6)	(5)	(4)	—	16
Liabilities
Interest-bearing deposits	$215	$—	$(11)	$278	$(151)	$—	$30	$—	$(146)	$237	$(6)
Securities loaned and sold under agreements to repurchase	757	27	—	—	—	—	—	—	(105)	625	(33)
Trading account liabilities
Securities sold, not yet purchased	48	(129)	—	117	(18)	—	9	—	(181)	104	(7)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	13	19	—	86	(6)	—	61	—	(7)	128	21
Long-term debt	17,169	(380)	—	5,063	(4,168)	—	6,788	—	(3,600)	21,633	(746)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	2	—	(2)	—	—

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

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2020 to June 30, 2021:

•During the three and six months ended June 30, 2021, transfers of Loans of $2.1 billion from Level 3 to Level 2 were primarily driven by equity forward and volatility inputs that have been assessed as not significant to the overall valuation of certain hybrid loan instruments, including equity options and long dated equity call spreads.
•During the three and six months ended June 30, 2021, transfers of Long-term debt were $3.9 billion and $4.9 billion, respectively, from Level 2 to Level 3. Of the $4.9 billion transfer in the six months ended June 30, 2021, approximately $4.0 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $0.8 billion related to equity volatility inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $6.0 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three and six months ended June 30, 2021.
The following were the significant Level 3 transfers for the period December 31, 2019 to June 30, 2020:

•During the six months ended June 30, 2020, transfers of Interest rate contracts of $1.6 billion from Level 2 to Level 3 were due to interest rate option volatility becoming an unobservable and/or significant input relative to the overall valuation of the related interest rate derivatives.
•During the three and six months ended June 30, 2020, $1.9 billion and $5.1 billion of Long-term debt containing embedded derivatives was transferred from Level 2 to Level 3, as a result of interest rate option volatility, equity correlation and credit derivative inputs becoming unobservable and/or significant relative to the overall valuation of certain structured long-term debt products. In other instances, market changes resulted in unobservable volatility inputs becoming insignificant to the overall valuation of the instrument (e.g., when an option becomes deep-in or deep-out of the money). This has resulted in $1.5 billion and $4.2 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three and six months ended June 30, 2020, respectively.

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

As of June 30, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$211	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.30%	0.30%	0.30%
Mortgage-backed securities	$452	Yield analysis	Yield	1.64%	17.78%	7.31%
	136	Price-based	Price	$4.00	$120.68	$91.67
State and municipal, foreign government, corporate and other debt securities	$2,069	Price-based	Price	$5.24	$1,027.67	$213.01
	973	Model-based	Credit spread	35 bps	583 bps	246 bps
Marketable equity securities(5)	$139	Price-based	Price	$—	$97,500.00	$25,976.84
			Illiquidity discount	24.70%	25.00%	24.87%
Asset-backed securities	$418	Price-based	Price	$2.08	$166.03	$68.96
	211	Yield analysis	Yield	2.29%	15.40%	6.35%
Non-marketable equities	$248	Comparables analysis	Illiquidity discount	10.00%	35.00%	21.53%
	97	Price-based	PE ratio	12.00x	31.00x	18.52x
			Adjustment factor	0.18x	0.80x	0.47x
			Price	$11.03	$1,610.00	$1,269.53
			EBITDA multiples	5.70x	19.40x	13.18x
			Revenue multiple	10.20x	15.30x	13.58x
Derivatives—gross(6)
Interest rate contracts (gross)	$3,740	Model-based	IR Normal volatility	0.10%	0.75%	0.55%
			Inflation volatility	0.28%	2.58%	1.47%
Foreign exchange contracts (gross)	$1,240	Model-based	IR Normal volatility	0.11%	0.58%	0.51%
			IR basis	(0.70)%	1.07%	0.10%
			FX volatility	5.00%	28.55%	9.94%
Equity contracts (gross)(7)	$5,608	Model-based	Equity volatility	—%	299.00%	50.26%
			Equity forward	57.00%	125.00%	89.82%
Commodity and other contracts (gross)	$1,640	Model-based	Commodity correlation	(49.00)%	92.00%	18.34%
			Commodity volatility	10.00%	69.00%	24.91%
			Forward price	9.99%	421.06%	110.04%
Credit derivatives (gross)	$1,283	Model-based	Credit spread	4 bps	600 bps	52 bps
	466	Price-based	Recovery rate	25.00%	75.00%	46.24%
			Upfront points	5.05%	100.00%	58.73%
			Price	$15.06	$103.63	$72.48
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$17	Price-based	Price	$4.96	$44.50	$39.76
Loans and leases	$335	Model-based	Equity volatility	22.06%	63.96%	30.76%
	87	Price-based	Price	$35.23	$409.11	$111.37

Mortgage servicing rights	$339	Cash flow	Yield	2.00%	15.00%	6.74%

As of June 30, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
	80	Model-based	WAL	3.15 years	6.32 years	5.49 years
Liabilities
Interest-bearing deposits	$154	Model-based	IR Normal volatility	0.13%	0.75%	0.61%
Securities loaned and sold under agreements to repurchase	$488	Model-based	Interest rate	0.06%	2.04%	1.25%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$116	Model-based	IR Lognormal volatility	55.87%	139.01%	106.26%
	52	Price-based	Price	$—	$12,351.44	$2,184.24
			Interest rate	0.17%	0.23%	0.20%
Short-term borrowings and long-term debt	$24,881	Model-based	IR Normal volatility	0.11%	0.75%	0.55%
			Equity volatility	0.07%	299.00%	64.51%
			Equity forward	57.00%	125.00%	89.78%
			Equity-FX correlation	(81.00)%	80.00%	(12.54)%
			FX volatility	—%	37.00%	10.12%

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$320	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.30%	0.35%	0.32%
Mortgage-backed securities	$344	Price-based	Price	$30	$111	$80
	168	Yield analysis	Yield	2.63%	21.80%	10.13%
State and municipal, foreign government, corporate and other debt securities	$1,566	Price-based	Price	$—	$2,265	$90
	852	Model-based	Credit spread	35 bps	375 bps	226 bps
Marketable equity securities(5)	$36	Model-based	Price	$—	$31,000	$5,132
	36	Price-based	WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,733	$5,733	$5,733
Asset-backed securities	$863	Price-based	Price	$2	$157	$59
	744	Yield analysis	Yield	3.77%	21.77%	9.01%
Non-marketable equities	$205	Comparables analysis	Illiquidity discount	10.00%	45.00%	25.29%
			PE ratio	13.60x	28.00x	22.83x
	142	Price-based	Price	$136	$2,041	$1,647
			EBITDA multiples	3.30x	36.70x	15.10x
			Adjustment factor	0.20x	0.61x	0.25x
			Appraised value (in thousands)	$287	$39,745	$21,754
			Revenue multiple	2.70x	28.00x	8.92x
Derivatives—gross(6)
Interest rate contracts (gross)	$5,143	Model-based	Inflation volatility	0.27%	2.36%	0.78%
			IR normal volatility	0.11%	0.73%	0.52%
Foreign exchange contracts (gross)	$1,296	Model-based	FX volatility	1.70%	12.63%	5.41%
			Contingent event	100.00%	100.00%	100.00%
			Interest rate	0.84%	84.09%	17.55%
			IR normal volatility	0.11%	0.52%	0.46%
			IR-FX correlation	40.00%	60.00%	50.00%

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			IR-IR correlation	(21.71)%	40.00%	38.09%
Equity contracts (gross)(7)	$7,330	Model-based	Equity volatility	5.00%	91.43%	42.74%
			Forward price	65.88%	105.20%	91.82%
Commodity and other contracts (gross)	$1,636	Model-based	Commodity correlation	(44.92)%	95.91%	70.60%
			Commodity volatility	0.16%	80.17%	23.72%
			Forward price	15.40%	262.00%	98.53%
Credit derivatives (gross)	$1,854	Model-based	Credit spread	3.50 bps	352.35 bps	99.89 bps
	408	Price-based	Recovery rate	20.00%	60.00%	41.60%
			Credit correlation	25.00%	80.00%	43.36%
			Upfront points	—%	107.20%	48.10%
Loans and leases	$1,804	Model-based	Equity volatility	24.65%	83.09%	58.23%
Mortgage servicing rights	$258	Cash flow	Yield	2.86%	16.00%	6.32%
	78	Model-based	WAL	2.66 years	5.40 years	4.46 years
Liabilities
Interest-bearing deposits	$206	Model-based	IR Normal volatility	0.11%	0.73%	0.54%
Securities loaned and sold under agreements to repurchase	$631	Model-based	Interest rate	0.08%	1.86%	0.71%
Trading account liabilities
Securities sold, not yet purchased	$178	Model-based	IR lognormal volatility	52.06%	128.87%	89.82%
	62	Price-based	Price	$—	$866	$80
			Interest rate	10.03%	20.07%	13.70%
Short-term borrowings and long-term debt	$24,827	Model-based	IR Normal volatility	0.11%	0.73%	0.51%
			Forward price	15.40%	262.00%	92.48%

(1)The tables above include the fair values for the items listed and may not foot to the total population for each category.
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
(7)Includes hybrid products.

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis and, therefore, are not included in the tables above. These include assets measured at cost that have been written down to fair value during the periods as a result of an impairment. These also include non-marketable equity securities that have been measured using the measurement alternative and are either (i) written down to fair value during the periods as a result of an impairment or (ii) adjusted upward or downward to fair value as a result of a transaction observed during the periods for an identical or similar investment in the same issuer. In addition, these assets include loans held-for-sale and other real estate owned that are measured at the lower of cost or market value.
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2021
Loans HFS(1)	$587	$212	$375
Other real estate owned	22	—	22
Loans(2)	354	—	354
Non-marketable equity securities measured using the measurement alternative	487	152	335
Total assets at fair value on a nonrecurring basis	$1,450	$364	$1,086

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2020
Loans HFS(1)	$3,375	$478	$2,897
Other real estate owned	17	4	13
Loans(2)	1,015	679	336
Non-marketable equity securities measured using the measurement alternative	315	312	3
Total assets at fair value on a nonrecurring basis	$4,722	$1,473	$3,249

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

As of June 30, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$375	Price-based	Price	$90.32	$100.00	$96.68
Other real estate owned	$13	Recovery analysis	Appraised value(4)	$20,000	$1,800,000	$599,971
Loans (5)	$224	Recovery analysis	Appraised value(4)	$4,000	$21,240,661	$4,002,656
	128	Price-based	Price	2.55	60.00	$29.10
Non-marketable equity securities measured using the measurement alternative	$331	Price-based	Price	$5.41	$1,592.82	$468.68

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$2,683	Price-based	Price	$79	$100	$98
Other real estate owned	$7	Price-based	Appraised value(4)	$3,110,711	$4,241,357	$3,586,975
	4	Recovery analysis	Price	51	51	51
Loans(5)	$147	Price-based	Price	$2	$49	$23
	73	Recovery analysis	Recovery rate	0.99%	78.00%	13.37%
			Appraised value(4)	$34	$43,646,426	$17,762,950

(1)The table above includes the fair values for the items listed and may not foot to the total population for each category.
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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Loans HFS	$(15)	$32	$(17)	$(198)
Other real estate owned	—	(1)	—	(1)
Loans(1)	49	(266)	60	(189)
Non-marketable equity securities measured using the measurement alternative	211	(52)	291	(29)
Total nonrecurring fair value gains (losses)	$245	$(287)	$334	$(417)

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

	June 30, 2021		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$181.9	$183.4	$73.8	$106.9	$2.7
Securities borrowed and purchased under agreements to resell	121.2	121.2	—	120.9	0.3
Loans(1)(2)	649.3	665.2	—	—	665.2
Other financial assets(2)(3)	397.9	397.9	279.3	19.9	98.7
Liabilities
Deposits	$1,307.5	$1,308.3	$—	$1,138.6	$169.7
Securities loaned and sold under agreements to repurchase	145.1	145.1	—	145.0	0.1
Long-term debt(4)	188.2	203.1	—	184.0	19.1
Other financial liabilities(5)	114.8	114.8	—	19.6	95.2

	December 31, 2020		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$110.3	$113.2	$23.3	$87.0	$2.9
Securities borrowed and purchased under agreements to resell	109.5	109.5	—	109.5	—
Loans(1)(2)	643.3	663.9	—	0.6	663.3
Other financial assets(2)(3)	383.2	383.2	291.5	18.1	73.6
Liabilities
Deposits	$1,278.7	$1,278.8	$—	$1,093.3	$185.5
Securities loaned and sold under agreements to repurchase	139.3	139.3	—	139.3	—
Long-term debt(4)	204.6	221.2	—	197.8	23.4
Other financial liabilities(5)	102.4	102.4	—	19.2	83.2
(1)The carrying value of loans is net of the Allowance for credit losses on loans of $19.2 billion for June 30, 2021 and $25.0 billion for December 31, 2020. In addition, the carrying values exclude $0.6 billion and $0.7 billion of lease finance receivables at June 30, 2021 and December 31, 2020, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2021 and December 31, 2020 were off-balance liabilities of $6.7 billion and $7.3 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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
The Company has elected fair value accounting for its mortgage servicing rights (MSRs). See Note 18 to the Consolidated Financial Statements for additional details on Citi’s MSRs.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2021	2020	2021	2020
Assets
Securities borrowed and purchased under agreements to resell	$(8)	$(48)	$(36)	$44
Trading account assets	52	373	153	(461)
Loans
Certain corporate loans	539	(154)	668	(1,017)
Certain consumer loans	—	(1)	—	—
Total loans	$539	$(155)	$668	$(1,017)
Other assets
MSRs	$(21)	$(26)	$52	$(169)
Certain mortgage loans HFS(1)	47	72	44	134
Total other assets	$26	$46	$96	$(35)
Total assets	$609	$216	$881	$(1,469)
Liabilities
Interest-bearing deposits	$(130)	$(164)	$(93)	$(52)
Securities loaned and sold under agreements to repurchase	5	196	18	(92)
Trading account liabilities	8	44	10	(17)
Short-term borrowings(2)	327	(259)	192	997
Long-term debt(2)	(2,441)	(5,402)	(433)	1,963
Total liabilities	$(2,231)	$(5,585)	$(306)	$2,799

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $110 million and a loss of $2,935 million for the three months ended June 30, 2021 and 2020, and a loss of $148 million and a gain of $1,253 million for the six months ended June 30, 2021 and 2020, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	June 30, 2021		December 31, 2020
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$8,594	$7,707	$8,063	$6,854
Aggregate unpaid principal balance in excess of (less than) fair value	(203)	(197)	(915)	(14)
Balance of non-accrual loans or loans more than 90 days past due	—	17	—	4
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	(15)	—	—

In addition to the amounts reported above, $763 million and $1,068 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2021 and December 31, 2020, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2021 and 2020 due to instrument-specific credit risk totaled to losses of $2 million and $40 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.4 billion and $0.5 billion at June 30, 2021 and December 31, 2020, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of June 30, 2021, there were approximately $5.0 billion and $5.0 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	June 30, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$1,681	$1,742
Aggregate fair value in excess of (less than) unpaid principal balance	52	91
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2021 and 2020 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

Certain Debt Liabilities
The Company has elected the fair value option for certain debt liabilities. The Company elected the fair value option because these exposures are considered to be trading-related positions and, therefore, they are managed on a fair value basis. These positions will continue to be classified as debt, deposits or derivatives classified as Trading account liabilities on the Company’s Consolidated Balance Sheet according to their legal form.

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	June 30, 2021	December 31, 2020
Interest rate linked	$38.9	$34.5
Foreign exchange linked	0.6	1.2
Equity linked	31.3	27.3
Commodity linked	2.9	1.4
Credit linked	2.7	2.6
Total	$76.4	$67.0

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	June 30, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$76,375	$67,063
Aggregate unpaid principal balance in excess of (less than) fair value	(4,638)	(5,130)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	June 30, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$7,358	$4,683
Aggregate unpaid principal balance in excess of (less than) fair value	—	68

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
For additional information regarding Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 26 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
The following tables present information about Citi’s guarantees at June 30, 2021 and December 31, 2020:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2021	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$24.3	$68.2	$92.5	$882
Performance guarantees	6.8	5.9	12.7	48
Derivative instruments considered to be guarantees	16.1	58.5	74.6	304
Loans sold with recourse	—	1.7	1.7	16
Securities lending indemnifications(1)	134.4	—	134.4	—
Credit card merchant processing(2)	110.9	—	110.9	4
Credit card arrangements with partners	—	0.8	0.8	7
Custody indemnifications and other	—	24.2	24.2	37
Total	$292.5	$159.3	$451.8	$1,298

	Maximum potential amount of future payments
In billions of dollars at December 31, 2020	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.3	$68.4	$93.7	$1,407
Performance guarantees	7.3	6.0	13.3	72
Derivative instruments considered to be guarantees	20.0	60.9	80.9	671
Loans sold with recourse	—	1.2	1.2	9
Securities lending indemnifications(1)	112.2	—	112.2	—
Credit card merchant processing(2)	101.9	—	101.9	3
Credit card arrangements with partners	0.2	0.8	1.0	7
Custody indemnifications and other	—	37.3	37.3	35
Total	$266.9	$174.6	$441.5	$2,204

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At June 30, 2021 and December 31, 2020, this maximum potential exposure was estimated to be $111 billion and $102 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $32 million and $31 million at June 30, 2021 and December 31, 2020, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2021 and December 31, 2020, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2021 or December 31, 2020 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason,

including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.
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
However, for exchange-traded and OTC-cleared derivative contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $16.8 billion and $16.6 billion as of June 30, 2021 and December 31, 2020, respectively.
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

Carrying Value—Guarantees and Indemnifications
At June 30, 2021 and December 31, 2020, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.3 billion and $2.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $64.6 billion and $51.6 billion at June 30, 2021 and December 31, 2020, respectively. Securities and other marketable assets held as collateral amounted to $94.1 billion and $80.1 billion at June 30, 2021 and December 31, 2020, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $4.5 billion and $6.6 billion at June 30, 2021 and December 31, 2020, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at June 30, 2021	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$77.7	$14.7	$0.1	$92.5
Performance guarantees	10.1	2.6	—	12.7
Derivative instruments deemed to be guarantees	—	—	74.6	74.6
Loans sold with recourse	—	—	1.7	1.7
Securities lending indemnifications	—	—	134.4	134.4
Credit card merchant processing	—	—	110.9	110.9
Credit card arrangements with partners	—	—	0.8	0.8
Custody indemnifications and other	11.6	12.6	—	24.2
Total	$99.4	$29.9	$322.5	$451.8

	Maximum potential amount of future payments
In billions of dollars at December 31, 2020	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$78.5	$14.6	$0.6	$93.7
Performance guarantees	9.8	3.0	0.5	13.3
Derivative instruments deemed to be guarantees	—	—	80.9	80.9
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	112.2	112.2
Credit card merchant processing	—	—	101.9	101.9
Credit card arrangements with partners	—	—	1.0	1.0
Custody indemnifications and other	24.9	12.4	—	37.3
Total	$113.2	$30.0	$298.3	$441.5

Leases
The Company’s operating leases, where Citi is a lessee, include real estate such as office space and branches and various types of equipment. These leases have a weighted-average remaining lease term of approximately six years as of June 30, 2021. The operating lease ROU asset and lease liability were $2.8 billion and $3.0 billion, respectively, as of June 30, 2021, compared to an operating lease ROU asset of $2.8 billion and lease liability of $3.1 billion as of December 31, 2020. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2021	December 31, 2020
Commercial and similar letters of credit	$929	$4,840	$5,769	$5,221
One- to four-family residential mortgages	1,823	2,520	4,343	5,002
Revolving open-end loans secured by one- to four-family residential properties	7,687	1,154	8,841	9,626
Commercial real estate, construction and land development	14,959	1,507	16,466	12,867
Credit card lines	605,944	102,007	707,951	710,399
Commercial and other consumer loan commitments	214,023	120,988	335,011	322,458
Other commitments and contingencies	5,278	524	5,802	5,715
Total	$850,643	$233,540	$1,084,183	$1,071,288

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At June 30, 2021 and December 31, 2020, Citigroup had approximately $92.4 billion and $71.8 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $38.2 billion and $62.5 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 10 to the Consolidated Financial Statements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	June 30, 2021	December 31, 2020
Cash and due from banks	$4,001	$3,774
Deposits with banks, net of allowance	13,750	14,203
Total	$17,751	$17,977

In response to the COVID-19 pandemic, the Federal Reserve Bank and certain other central banks eased regulations related to minimum required cash deposited with central banks.

23.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 23 to the Consolidated Financial Statements in Citi’s First Quarter of 2021 Form 10-Q and Note 27 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At June 30, 2021, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.4 billion in the aggregate.
As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation, regulatory, tax, or other matters are subject to particular uncertainties. For example, at the time of making an estimate, Citigroup may only have preliminary or incomplete information about the facts underlying the claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, or tax authorities may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimates because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
Subject to the foregoing, it is the opinion of Citigroup’s management, based on current knowledge and after taking into account its current accruals, that the eventual outcome of all matters described in this Note would not be likely to have a material adverse effect on the consolidated financial condition of Citigroup. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citigroup’s consolidated results of operations or cash flows in particular quarterly or annual periods.
For further information on ASC 450 and Citigroup’s accounting and disclosure framework for contingencies, including for any litigation, regulatory, and tax matters disclosed herein, see Note 27 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

Foreign Exchange Matters
Antitrust and Other Litigation: On May 21, 2021, in ALLIANZ GLOBAL INVESTORS GMBH AND OTHERS v. BARCLAYS BANK PLC AND OTHERS, Citigroup, Citibank, and other defendants filed amended defenses. Additional information concerning this action is publicly available in court filings under the docket number CL-2018-000840.

Interbank Offered Rates–Related Litigation and Other Matters
Antitrust and Other Litigation: On March 24, 2021, in IN RE ICE LIBOR ANTITRUST LITIGATION, the United States Court of Appeals for the Second Circuit granted DYJ Holdings, LLC’s motion to intervene as a plaintiff and denied defendants’ motion to dismiss for lack of subject matter jurisdiction. Additional information concerning this action is publicly available in court filings under the docket number 19 Civ. 439 (S.D.N.Y.) (Daniels, J.) and 20-1492 (2d Cir.).
On May 24, 2021, in MCCARTHY, ET AL. v. INTERCONTINENTAL EXCHANGE, INC., ET AL., plaintiffs filed a motion for an order to show cause why an injunction should not issue in connection with the LIBOR setting process. On June 3, 2021, the court issued an order denying defendants’ motion to transfer the case to the United States District Court for the Southern District of New York. Additional information concerning this action is publicly available in court filings under the docket number 20 Civ. 5832 (N.D. Cal.) (Donato, J.).

Revlon-related Wire Transfer Litigation
On May 12, 2021, the district court denied Citibank’s motion to extend the temporary restraining orders pending appeal but extended the temporary restraining orders to allow for Citibank to file a motion for an injunction with the United States Court of Appeals for the Second Circuit, which Citibank did on May 19, 2021. Additional information concerning this action is publicly available in court filings under docket numbers 20-CV-6539 (S.D.N.Y.) (Furman, J.) and 21-487 (2d Cir.).

Shareholder Derivative and Securities Litigation
On June 4, 2021, defendants moved to dismiss the consolidated amended complaint, in IN RE CITIGROUP SECURITIES LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 1:20-CV-9132 (S.D.N.Y.) (Nathan, J.).

Sovereign Securities Matters
Antitrust and Other Litigation: On May 14, 2021, in IN RE TREASURY SECURITIES AUCTION ANTITRUST LITIGATION, plaintiffs filed an amended consolidated complaint. On June 14, 2021, certain defendants, including Citigroup Global Markets Inc., moved to dismiss the amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 15-MD-2673 (S.D.N.Y.) (Gardephe, J.).
On April 21, 2021, in STATE OF LOUISIANA v. BANK OF AMERICA, N.A., ET AL., CITY OF BATON ROUGE, ET AL. v. BANK OF AMERICA, N.A., ET AL., LOUISIANA ASSET MANAGEMENT POOL v. BANK OF AMERICA CORPORATION, ET AL., and CITY OF NEW ORLEANS, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., plaintiffs filed notices of settlement, and on June 9, 2021, the parties filed stipulations of dismissal and the court dismissed the actions with prejudice. Additional information concerning these actions is publicly available in court filings under the docket numbers 19 Civ. 638 (M.D. La.) (Dick, C.J.), 19 Civ. 725 (M.D. La.) (Dick, C.J.), 21 Civ. 0003 (M.D. La.) (Dick, C.J.), and 21 Civ. 147 (M.D. La.) (Dick, C.J.).
On May 20, 2021, in IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, plaintiffs moved for reconsideration of the court’s order granting defendants’ motion to dismiss for lack of personal jurisdiction. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 2830 (S.D.N.Y.) (Oetken, J.).

Variable Rate Demand Obligation Litigations
On June 2, 2021, the Board of Directors of the San Diego Association of Governments, acting as the San Diego County Regional Transportation Commission, filed a putative class action similar to and against the same defendants named in the already pending nationwide consolidated class action captioned CITY OF PHILADELPHIA v. BANK OF AMERICA CORP., ET AL. and MAYOR AND CITY COUNCIL OF BALTIMORE v. BANK OF AMERICA CORP., ET AL. Additional information concerning these actions is publicly available in court filings under the docket numbers 21-CV-4893 (S.D.N.Y.) (Furman, J.), 19-CV-1608 (S.D.N.Y.) (Furman, J.), and 19-CV-2667 (S.D.N.Y.) (Furman, J.).

Wind Farm Litigations
On April 8, 2021, the motion for a preliminary injunction filed by the Stephens Ranch plaintiffs was denied. On April 19, 2021, plaintiffs filed a notice of appeal of that decision. On May 20, 2021, temporary injunction motions were denied in the actions commenced by the Shannon, Flat Top, and Midway projects, and on June 29, 2021, defendants filed motions to dismiss the complaints. Additional information concerning these actions is publicly available in court filings under docket numbers 652078/2021 (Sup. Ct. N.Y. Cnty.) (Reed, J.), 2021-01387 (1st Dep’t), 652312/2021 (Sup. Ct. N.Y. Cnty.) (Reed, J.), and 2021-23588 (District Court Harris County TX) (Schaffer, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021 and 2020, Condensed Consolidating Balance Sheet as of June 30, 2021 and December 31, 2020 and Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2021 and 2020 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,700	$—	$—	$(3,700)	$—
Interest revenue	—	1,014	11,449	—	12,463
Interest revenue—intercompany	954	136	(1,090)	—	—
Interest expense	1,209	221	834	—	2,264
Interest expense—intercompany	94	330	(424)	—	—
Net interest revenue	$(349)	$599	$9,949	$—	$10,199
Commissions and fees	$—	$1,836	$1,538	$—	$3,374
Commissions and fees—intercompany	(1)	88	(87)	—	—
Principal transactions	(892)	919	2,277	—	2,304
Principal transactions—intercompany	910	(110)	(800)	—	—
Other revenue	(4)	139	1,462	—	1,597
Other revenue—intercompany	3	(8)	5	—	—
Total non-interest revenues	$16	$2,864	$4,395	$—	$7,275
Total revenues, net of interest expense	$3,367	$3,463	$14,344	$(3,700)	$17,474
Provisions for credit losses and for benefits and claims	$2	$3	$(1,071)	$—	$(1,066)
Operating expenses
Compensation and benefits	$—	$1,303	$4,679	$—	$5,982
Compensation and benefits—intercompany	24	—	(24)	—	—
Other operating	14	680	4,516	—	5,210
Other operating—intercompany	3	808	(811)	—	—
Total operating expenses	$41	$2,791	$8,360	$—	$11,192
Equity in undistributed income of subsidiaries	$2,567	$—	$—	$(2,567)	$—
Income (loss) from continuing operations before income taxes	$5,891	$669	$7,055	$(6,267)	$7,348
Provision (benefit) for income taxes	(302)	(119)	1,576	—	1,155
Income (loss) from continuing operations	$6,193	$788	$5,479	$(6,267)	$6,193
Income (loss) from discontinued operations, net of taxes	—	—	10	—	10
Net income before attribution of noncontrolling interests	$6,193	$788	$5,489	$(6,267)	$6,203
Noncontrolling interests	—	—	10	—	10
Net income (loss)	$6,193	$788	$5,479	$(6,267)	$6,193
Comprehensive income
Add: Other comprehensive income (loss)	$(109)	$7	$(1,966)	$1,959	$(109)
Total Citigroup comprehensive income (loss)	$6,084	$795	$3,513	$(4,308)	$6,084
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$18	$—	$18
Add: Net income attributable to noncontrolling interests	—	—	10	—	10
Total comprehensive income (loss)	$6,084	$795	$3,541	$(4,308)	$6,112

Condensed Consolidating Statements of Income and Comprehensive Income
	Six Months Ended June 30, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,800	$—	$—	$(3,800)	$—
Interest revenue	—	1,985	23,012	—	24,997
Interest revenue—intercompany	1,912	281	(2,193)	—	—
Interest expense	2,421	444	1,767	—	4,632
Interest expense—intercompany	178	659	(837)	—	—
Net interest revenue	$(687)	$1,163	$19,889	$—	$20,365
Commissions and fees	$—	$3,997	$3,047	$—	$7,044
Commissions and fees—intercompany	(27)	135	(108)	—	—
Principal transactions	877	6,577	(1,237)	—	6,217
Principal transactions—intercompany	(968)	(4,348)	5,316	—	—
Other revenue	51	242	2,882	—	3,175
Other revenue—intercompany	(61)	(28)	89	—	—
Total non-interest revenues	$(128)	$6,575	$9,989	$—	$16,436
Total revenues, net of interest expense	$2,985	$7,738	$29,878	$(3,800)	$36,801
Provisions for credit losses and for benefits and claims	$2	$7	$(3,130)	$—	$(3,121)
Operating expenses
Compensation and benefits	$28	$2,637	$9,318	$—	$11,983
Compensation and benefits—intercompany	48	—	(48)	—	—
Other operating	25	1,322	8,935	—	10,282
Other operating—intercompany	6	1,488	(1,494)	—	—
Total operating expenses	$107	$5,447	$16,711	$—	$22,265
Equity in undistributed income of subsidiaries	$10,740	$—	$—	$(10,740)	$—
Income (loss) from continuing operations before income taxes	$13,616	$2,284	$16,297	$(14,540)	$17,657
Provision (benefit) for income taxes	(519)	333	3,673	—	3,487
Income (loss) from continuing operations	$14,135	$1,951	$12,624	$(14,540)	$14,170
Income (loss) from discontinued operations, net of taxes	—	—	8	—	8
Net income before attribution of noncontrolling interests	$14,135	$1,951	$12,632	$(14,540)	$14,178
Noncontrolling interests	—	—	43	—	43
Net income (loss)	$14,135	$1,951	$12,589	$(14,540)	$14,135
Comprehensive income
Add: Other comprehensive income (loss)	$(3,062)	$(43)	$(1,429)	$1,472	$(3,062)
Total Citigroup comprehensive income (loss)	$11,073	$1,908	$11,160	$(13,068)	$11,073
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(40)	$—	$(40)
Add: Net income attributable to noncontrolling interests	—	—	43	—	43
Total comprehensive income (loss)	$11,073	$1,908	$11,163	$(13,068)	$11,076

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$—	$—	$—	$—	$—
Interest revenue	—	1,309	13,280	—	14,589
Interest revenue—intercompany	1,067	282	(1,349)	—	—
Interest expense	1,265	380	1,864	—	3,509
Interest expense—intercompany	142	621	(763)	—	—
Net interest revenue	$(340)	$590	$10,830	$—	$11,080
Commissions and fees	$—	$1,771	$1,162	$—	$2,933
Commissions and fees—intercompany	—	73	(73)	—	—
Principal transactions	(258)	(2,993)	7,408	—	4,157
Principal transactions—intercompany	62	4,890	(4,952)	—	—
Other revenue	(14)	211	1,399	—	1,596
Other revenue—intercompany	8	13	(21)	—	—
Total non-interest revenues	$(202)	$3,965	$4,923	$—	$8,686
Total revenues, net of interest expense	$(542)	$4,555	$15,753	$—	$19,766
Provisions for credit losses and for benefits and claims	$—	$1	$8,196	$—	$8,197
Operating expenses
Compensation and benefits	$105	$1,345	$4,174	$—	$5,624
Compensation and benefits—intercompany	1	—	(1)	—	—
Other operating	9	594	4,233	—	4,836
Other operating—intercompany	4	375	(379)	—	—
Total operating expenses	$119	$2,314	$8,027	$—	$10,460
Equity in undistributed income of subsidiaries	$1,847	$—	$—	$(1,847)	$—
Income (loss) from continuing operations before income taxes	$1,186	$2,240	$(470)	$(1,847)	$1,109
Provision (benefit) for income taxes	130	715	(793)	—	52
Income (loss) from continuing operations	$1,056	$1,525	$323	$(1,847)	$1,057
Income (loss) from discontinued operations, net of taxes	—	—	(1)	—	(1)
Net income (loss) before attribution of noncontrolling interests	$1,056	$1,525	$322	$(1,847)	$1,056
Noncontrolling interests	—	—	—	—	—
Net income (loss)	$1,056	$1,525	$322	$(1,847)	$1,056
Comprehensive income
Add: Other comprehensive income (loss)	$(824)	$(1,429)	$(1,223)	$2,652	$(824)
Total Citigroup comprehensive income (loss)	$232	$96	$(901)	$805	$232
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$39	$—	$39
Add: Net income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income (loss)	$232	$96	$(862)	$805	$271

Condensed Consolidating Statements of Income and Comprehensive Income
	Six Months Ended June 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$105	$—	$—	$(105)	$—
Interest revenue	—	3,212	28,516	—	31,728
Interest revenue—intercompany	2,211	623	(2,834)	—	—
Interest expense	2,408	1,521	5,227	—	9,156
Interest expense—intercompany	390	1,403	(1,793)	—	—
Net interest revenue	$(587)	$911	$22,248	$—	$22,572
Commissions and fees	$—	$3,321	$2,633	$—	$5,954
Commissions and fees—intercompany	(19)	237	(218)	—	—
Principal transactions	(930)	3,261	7,087	—	9,418
Principal transactions—intercompany	564	499	(1,063)	—	—
Other revenue	66	260	2,227	—	2,553
Other revenue—intercompany	(62)	26	36	—	—
Total non-interest revenues	$(381)	$7,604	$10,702	$—	$17,925
Total revenues, net of interest expense	$(863)	$8,515	$32,950	$(105)	$40,497
Provisions for credit losses and for benefits and claims	$—	$—	$15,157	$—	$15,157
Operating expenses
Compensation and benefits	$133	$2,641	$8,504	$—	$11,278
Compensation and benefits—intercompany	75	—	(75)	—	—
Other operating	32	1,192	8,601	—	9,825
Other operating—intercompany	8	857	(865)	—	—
Total operating expenses	$248	$4,690	$16,165	$—	$21,103
Equity in undistributed income of subsidiaries	$4,229	$—	$—	$(4,229)	$—
Income (loss) from continuing operations before income taxes	$3,118	$3,825	$1,628	$(4,334)	$4,237
Provision (benefit) for income taxes	(474)	1,052	54	—	632
Income (loss) from continuing operations	$3,592	$2,773	$1,574	$(4,334)	$3,605
Income (loss) from discontinued operations, net of taxes	—	—	(19)	—	(19)
Net income (loss) before attribution of noncontrolling interests	$3,592	$2,773	$1,555	$(4,334)	$3,586
Noncontrolling interests	—	—	(6)	—	(6)
Net income (loss)	$3,592	$2,773	$1,561	$(4,334)	$3,592
Comprehensive income
Add: Other comprehensive income (loss)	$2,973	$328	$12,236	$(12,564)	$2,973
Total Citigroup comprehensive income (loss)	$6,565	$3,101	$13,797	$(16,898)	$6,565
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(12)	$—	$(12)
Add: Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
Total comprehensive income (loss)	$6,565	$3,101	$13,779	$(16,898)	$6,547

Condensed Consolidating Balance Sheet

	June 30, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$723	$26,394	$—	$27,117
Cash and due from banks—intercompany	16	5,919	(5,935)	—	—
Deposits with banks, net of allowance	—	7,398	264,723	—	272,121
Deposits with banks—intercompany	3,000	8,915	(11,915)	—	—
Securities borrowed and purchased under resale agreements	—	251,864	57,183	—	309,047
Securities borrowed and purchased under resale agreements—intercompany	—	25,247	(25,247)	—	—
Trading account assets	264	222,808	147,878	—	370,950
Trading account assets—intercompany	1,069	9,759	(10,828)	—	—
Investments, net of allowance	1	265	486,797	—	487,063
Loans, net of unearned income	—	3,135	673,699	—	676,834
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(19,238)	—	(19,238)
Total loans, net	$—	$3,135	$654,461	$—	$657,596
Advances to subsidiaries	$153,845	$—	$(153,845)	$—	$—
Investments in subsidiaries	220,810	—	—	(220,810)	—
Other assets, net of allowance(1)	11,302	74,398	118,274	—	203,974
Other assets—intercompany	3,354	58,861	(62,215)	—	—
Total assets	$393,661	$669,292	$1,485,725	$(220,810)	$2,327,868
Liabilities and equity
Deposits	$—	$—	$1,310,281	$—	$1,310,281
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	203,715	18,102	—	221,817
Securities loaned and sold under repurchase agreements—intercompany	—	48,508	(48,508)	—	—
Trading account liabilities	19	125,785	48,902	—	174,706
Trading account liabilities—intercompany	564	8,578	(9,142)	—	—
Short-term borrowings	—	15,681	15,781	—	31,462
Short-term borrowings—intercompany	—	18,337	(18,337)	—	—
Long-term debt	174,366	56,087	34,122	—	264,575
Long-term debt—intercompany	—	77,668	(77,668)	—	—
Advances from subsidiaries	13,747	—	(13,747)	—	—
Other liabilities, including allowance	2,806	61,526	57,785	—	122,117
Other liabilities—intercompany	—	16,004	(16,004)	—	—
Stockholders’ equity	202,159	37,403	184,158	(220,810)	202,910
Total liabilities and equity	$393,661	$669,292	$1,485,725	$(220,810)	$2,327,868

(1)Other assets for Citigroup parent company at June 30, 2021 included $42.0 billion of placements to Citibank and its branches, of which $31.8 billion had a remaining term of less than 30 days.

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

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by operating activities of continuing operations	$1,429	$5,912	$16,222	$—	$23,563
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(201,567)	$—	$(201,567)
Proceeds from sales of investments	—	—	66,477	—	66,477
Proceeds from maturities of investments	—	—	75,195	—	75,195
Change in loans	—	—	(3,088)	—	(3,088)
Proceeds from sales and securitizations of loans	—	—	869	—	869
Change in securities borrowed and purchased under agreements to resell	—	(14,084)	(251)	—	(14,335)
Changes in investments and advances—intercompany	(2,424)	(7,360)	9,784	—	—
Other investing activities	—	(15)	(1,647)	—	(1,662)
Net cash used in investing activities of continuing operations	$(2,424)	$(21,459)	$(54,228)	$—	$(78,111)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,663)	$(187)	$187	$—	$(2,663)
Issuance of preferred stock	2,300	—	—	—	2,300
Redemption of preferred stock	(3,785)	—	—	—	(3,785)
Treasury stock acquired	(4,381)	—	—	—	(4,381)
Proceeds (repayments) from issuance of long-term debt, net	7,576	8,446	(16,405)	—	(383)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	11,040	(11,040)	—	—
Change in deposits	—	—	29,610	—	29,610
Change in securities loaned and sold under agreements to repurchase	—	(9,152)	31,444	—	22,292
Change in short-term borrowings	—	3,358	(1,410)	—	1,948
Net change in short-term borrowings and other advances—intercompany	772	4,885	(5,657)	—	—
Other financing activities	(324)	—	—	—	(324)
Net cash provided by (used in) financing activities of continuing operations	$(505)	$18,390	$26,729	$—	$44,614
Effect of exchange rate changes on cash and due from banks	$—	$—	$(443)	$—	$(443)
Change in cash and due from banks and deposits with banks	$(1,500)	$2,843	$(11,720)	$—	$(10,377)
Cash and due from banks and deposits with banks at beginning of period	4,516	20,112	284,987	—	309,615
Cash and due from banks and deposits with banks at end of period	$3,016	$22,955	$273,267	$—	$299,238
Cash and due from banks	$16	$6,642	$20,459	$—	$27,117
Deposits with banks, net of allowance	3,000	16,313	252,808	—	272,121
Cash and due from banks and deposits with banks at end of period	$3,016	$22,955	$273,267	$—	$299,238
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the period for income taxes	$(1,437)	$649	$2,964	$—	$2,176
Cash paid during the period for interest	1,287	1,197	2,061	—	4,545
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$961	$—	$961

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$2,857	$(53,782)	$31,717	$—	$(19,208)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(207,701)	$—	$(207,701)
Proceeds from sales of investments	—	—	86,191	—	86,191
Proceeds from maturities of investments	—	—	53,909	—	53,909
Change in loans	—	—	7,943	—	7,943
Proceeds from sales and securitizations of loans	—	—	826	—	826
Change in securities borrowed and purchased under agreements to resell	—	(29,475)	(2,120)	—	(31,595)
Changes in investments and advances—intercompany	(7,371)	(4,890)	12,261	—	—
Other investing activities	—	—	(1,262)	—	(1,262)
Net cash used in investing activities of continuing operations	$(7,371)	$(34,365)	$(49,953)	$—	$(91,689)
Cash flows from financing activities of continuing operations
Dividends paid	$(2,679)	$—	$—	$—	$(2,679)
Issuance of preferred stock	1,500	—	—	—	1,500
Redemption of preferred stock	(1,500)	—	—	—	(1,500)
Treasury stock acquired	(2,925)	—	—	—	(2,925)
Proceeds (repayments) from issuance of long-term debt, net	17,353	8,907	(86)	—	26,174
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	6,815	(6,815)	—	—
Change in deposits	—	—	163,070	—	163,070
Change in securities loaned and sold under agreements to repurchase	—	68,650	(19,267)	—	49,383
Change in short-term borrowings	—	1,074	(5,967)	—	(4,893)
Net change in short-term borrowings and other advances—intercompany	(6,826)	3,035	3,791	—	—
Other financing activities	(407)	(118)	118	—	(407)
Net cash provided by financing activities of continuing operations	$4,516	$88,363	$134,844	$—	$227,723
Effect of exchange rate changes on cash and due from banks	$—	$—	$(972)	$—	$(972)
Change in cash and due from banks and deposits with banks	$2	$216	$115,636	$—	$115,854
Cash and due from banks and deposits with banks at beginning of period	3,021	16,441	174,457	—	193,919
Cash and due from banks and deposits with banks at end of period	$3,023	$16,657	$290,093	$—	$309,773
Cash and due from banks	$23	$3,728	$19,138	$—	$22,889
Deposits with banks, net of allowance	3,000	12,929	270,955	—	286,884
Cash and due from banks and deposits with banks at end of period	$3,023	$16,657	$290,093	$—	$309,773
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$39	$174	$2,330	$—	$2,543
Cash paid during the period for interest	1,757	3,006	3,988	—	8,751
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$1,036	$—	$1,036

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Based on measures announced by the Federal Reserve Board in March 2021, Citi and other large U.S. banks were permitted to repurchase shares during the second quarter of 2021, subject to the average of net income for the four preceding calendar quarters, in addition to common dividends paid. These limitations on capital distributions were lifted by the Federal Reserve Board, commencing as of the third quarter of 2021. All large banks, including Citi, remain subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based upon the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.
Citi repurchased an aggregate of $3.0 billion during the second quarter of 2021, as indicated in the table below. All shares repurchased were added to treasury stock.

The following table summarizes Citi’s common share repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share
April 2021
Open market repurchases	—	$—
Employee transactions(1)	—	—
May 2021
Open market repurchases	14.3	76.79
Employee transactions(1)	—	—
June 2021
Open market repurchases	26.1	72.88
Employee transactions(1)	—	—
Total for 2Q21	40.4	$74.26

(1)    During the second quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld 7,003 shares (at an average price of $64.91) of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

Dividends
Consistent with the regulatory capital framework, Citi declared common dividends of $0.51 per share for the third quarter of 2021 on July 22, 2021. As previously announced, Citi intends to maintain its planned capital actions, which include a quarterly common dividend of at least $0.51 per share, subject to financial and macroeconomic conditions as well as Board of Directors’ approval.
As discussed above, Citi’s ability to pay common stock dividends also remains subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based upon the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.
Any dividend on Citi’s outstanding common stock would also need to be in compliance with Citi’s obligations on its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2021.

CITIGROUP INC.
(Registrant)

By    /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Johnbull E. Okpara
Johnbull E. Okpara
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01+	Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+	Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarter ended June 30, 2021, filed on August 4, 2021, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	See the cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.