Form 10-Q
period 2021-09-30
CITIGROUP INC
filed 2021-11-08
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on September 30, 2021: 1,984,267,239

Available on the web at www.citigroup.com

CITIGROUP’S THIRD QUARTER 2021—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report on Form 10-K) and Citigroup’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 (First Quarter of 2021 Form 10-Q) and for the quarter ended June 30, 2021 (Second Quarter of 2021 Form 10-Q).
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
(3)    North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

As previously disclosed, Citi will focus its consumer banking franchise in Asia and EMEA on four wealth centers—Singapore, Hong Kong, the United Arab Emirates (UAE) and London—and is pursuing exits of its consumer franchises in 13 markets across the two regions. ICG will continue to serve clients, including its commercial banking clients, in all of these markets. For additional information, see “Executive Summary” and “Asia GCB” below and Note 2 to the Consolidated Financial Statements. For information regarding risks related to Citi’s exits from the 13 markets, see “Forward-Looking Statements” below.
In conjunction with its strategic refresh, Citi is assessing its current operating segment and reporting unit structure along with potential changes to management reporting used to assist in decisions about resources and capital allocation, and assess business performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Third Quarter of 2021—Results Demonstrated Continued Progress Across the Franchise
As described further throughout this Executive Summary, during or since the third quarter of 2021:

•    Citi’s earnings increased significantly versus the prior-year period, largely reflecting an allowance for credit loss (ACL) release of $1.2 billion as a result of a continued improvement in portfolio credit quality, partially offset by higher expenses.
•    Citi’s revenues declined 1% versus the prior-year period. Excluding a pretax loss of approximately $680 million ($580 million after-tax) related to the sale of Citi’s Australia consumer banking business in Asia Global Consumer Banking (GCB) (see “Citigroup” below), revenues increased 3%, as strength in investment banking, equity markets and securities services in Institutional Clients Group (ICG) was partially offset by normalization in market activity in fixed income markets within ICG as well as lower card loans and deposit spreads across GCB.
•    Citi continued to invest in its transformation, including infrastructure supporting its risk and control environment, and make business-led investments.
•    Citi had deposit growth across ICG and GCB, reflecting continued engagement across both corporate clients and consumers.
•    Citi returned approximately $4 billion of capital to its common shareholders in the form of $1 billion in dividends and $3 billion in common share repurchases, totaling approximately 43 million common shares, while maintaining robust regulatory capital ratios. Year-to-date, Citi returned nearly $11 billion of capital to its common shareholders.
•    Citi submitted its plans to address the consent orders issued to Citigroup and Citibank by the Federal Reserve Board and Office of the Comptroller of the Currency, respectively (for additional information, see “Citi’s Consent Order Compliance” in Citi’s 2020 Annual Report on Form 10-K).
•On November 8, 2021, Citi filed an amended Current Report on Form 8-K/A with the SEC disclosing that, in connection with the previously disclosed wind-down plan of its Korea consumer banking business, Citi expects to incur total estimated cash charges ranging from approximately $1.2 billion to $1.5 billion, related to voluntary termination benefits and related costs. Citi does not expect to recognize these charges all at once, but over time through the remainder of 2021 and 2022, as voluntary retirements are phased and irrevocably accepted in order to minimize business and operational impacts.

For a discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations and financial condition during the remainder of 2021, see each respective business’s results of operations and “Forward-
Looking Statements” below, and “COVID-19 Pandemic Overview,” “Risk Factors” and “Managing Global Risk” in Citi’s 2020 Annual Report on Form 10-K.

Third Quarter of 2021 Results Summary

Citigroup
Citigroup reported net income of $4.6 billion, or $2.15 per share, compared to net income of $3.1 billion, or $1.36 per share, in the prior-year period. The increase in net income was driven by lower cost of credit, partially offset by higher expenses and lower revenues. Citigroup’s effective tax rate was 20% in the current quarter, largely unchanged from the third quarter of 2020. Earnings per share increased 58%, reflecting the increase in net income, as well as a slight decline in average diluted shares outstanding.
Citigroup revenues of $17.2 billion in the third quarter of 2021 decreased 1% from the prior-year period. Excluding the Australia loss on sale, Citigroup revenues increased 3%, as higher revenues in ICG, along with growth in Corporate/Other, were partially offset by lower revenues in GCB.
As previously disclosed, the Australia loss on sale primarily reflects the impact of a currency translation adjustment (CTA) loss (net of hedges) already reflected in the Accumulated other comprehensive income (AOCI) component of equity. Upon closing, the CTA-related balance would be removed from the AOCI component of equity, resulting in a neutral impact from CTA to Citi’s Common Equity Tier 1 Capital. Ultimately, the sale is expected to result in an improvement in Citi’s Common Equity Tier 1 Capital ratio due to the reduction in associated risk-weighted assets. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding the impact of the Australia loss on sale are non-GAAP financial measures. Citi believes the presentation of its results of operations and financial condition excluding the impact of the Australia sale provides a meaningful depiction of the underlying fundamentals of its broader results and Asia GCB business’s results for investors, industry analysts and others.)
Citigroup’s end-of-period loans were $665 billion, largely unchanged from the prior-year period. Excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation), Citigroup’s end-of-period loans decreased 1%. On this basis and excluding the impact of held-for-sale accounting as a result of the Australia sale (totaling approximately $9 billion of loans), loans increased 1%, driven by active client engagement in treasury and trade solutions, the private bank and markets, partially offset by lower loans in GCB and Corporate/Other. Citigroup’s end-of-period deposits increased 7% to $1.3 trillion. Excluding the impact of FX translation, Citigroup’s end-of-period deposits increased 6%, primarily driven by growth across both ICG and GCB. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding the impact of FX translation are non-GAAP financial measures.)

Expenses
Citigroup operating expenses of $11.5 billion increased 5% from the prior-year period. Excluding the impact of FX translation, expenses increased 4%, reflecting continued investments in Citi’s transformation, as well as business-led investments and revenue-related expenses, partially offset by efficiency savings.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a benefit of $0.2 billion, compared to a cost of $2.4 billion in the prior-year period, primarily driven by a net ACL reserve release of $1.2 billion (versus a build of $436 million in the prior-year period) as well as lower net credit losses. Citi’s net ACL release primarily reflected a continued improvement in portfolio credit quality. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $1.0 billion decreased 50% from the prior-year period. Consumer net credit losses of $0.9 billion decreased 42%, primarily reflecting lower loan volumes and improved delinquencies in the North America cards portfolios. Corporate net credit losses decreased 88% to $39 million from $325 million in the prior-year period, driven by improvements in portfolio credit quality.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital ratio was 11.7% as of September 30, 2021, based on the Basel III Standardized Approach for determining risk-weighted assets, unchanged from the prior-year period, based on the Basel III Advanced Approaches framework for determining risk-weighted assets.
Citigroup’s Supplementary Leverage ratio as of September 30, 2021 was 5.8%, compared to 6.8% as of September 30, 2020. The decrease was primarily driven by the expiration of temporary relief granted by the Federal Reserve Board. For additional information on Citi’s capital ratios, see “Capital Resources” below.

Global Consumer Banking
GCB net income of $1.3 billion compared to net income of $920 million in the prior-year period, reflecting lower cost of credit, partially offset by lower revenues and higher expenses. GCB operating expenses of $4.6 billion increased 7% from the prior-year period. Excluding the impact of FX translation, expenses increased 5%, reflecting continued investments in Citi’s transformation, as well as business-led investments and volume-related expenses, partially offset by efficiency savings.
GCB revenues of $6.3 billion decreased 13%. Excluding the impact of FX translation and the Australia loss on sale, revenues decreased 5%, as continued solid deposit growth and momentum in investment management were more than offset by lower card loans and lower deposit spreads.
North America GCB revenues of $4.3 billion decreased 4%, with lower revenues across Citi-branded cards, Citi retail services and retail banking. Citi-branded cards revenues of $2.0 billion decreased 1%, reflecting continued higher payment rates. Citi retail services revenues of $1.3 billion decreased 6%, reflecting lower average loans and continued higher payment rates. Retail banking revenues of $1.0 billion decreased 7%, as the benefit of stronger deposit growth was more than offset by lower deposit spreads, as well as lower mortgage revenues.
Year-over-year, North America GCB average deposits of $208 billion increased 14%, assets under management of $85 billion increased 16% and average retail banking loans of $50 billion decreased 7%. Average Citi-branded card loans of $82 billion increased 1%, while average Citi retail services loans of $42 billion decreased 5%. Citi-branded card purchase sales of $106 billion increased 24% and Citi retail services purchase sales of $23 billion increased 14%, reflecting a continued recovery in sales activity from the pandemic-related low levels in the prior-year period. For additional information on the results of operations of North America GCB for the third quarter of 2021, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) of $1.9 billion decreased 27% versus the prior-year period. Excluding the impact of FX translation and the Australia loss on sale, international GCB revenues declined 5%. Excluding the impact of FX translation, Latin America GCB revenues declined 7%, driven by lower lending volumes and deposit spreads, partially offset by growth in assets under management. Excluding the impact of FX translation and the Australia loss on sale, Asia GCB revenues decreased 4%, reflecting lower loans and lower deposit spreads, partially offset by higher investment revenues. For additional information on the results of operations of Latin America GCB and Asia GCB for the third quarter of 2021, including the impact of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below. For additional information on Citi’s consumer banking business in Australia, including the impact of the reclassification of deposits and loans to held-for-sale, see “Global Consumer Banking—Asia GCB” below and Note 2 to the Consolidated Financial Statements.
Year-over-year, excluding the impact of FX translation, international GCB average deposits of $145 billion increased 3%, average retail banking loans of $71 billion decreased 5% (primarily reflecting the impact of held-for-sale accounting as a result of the Australia sale) and assets under management of $144 billion increased 10%. On this basis, international GCB average card loans of $19 billion decreased 15%, primarily reflecting the impact of held-for-sale accounting as a result of the Australia sale, as well as higher payment rates, while card purchase sales of $24 billion increased 8%, reflecting a continued recovery in purchase sales activity from the pandemic-related low levels in the prior-year period.

Institutional Clients Group
ICG net income of $3.4 billion increased 21%, as lower cost of credit and higher revenues more than offset higher expenses. ICG operating expenses increased 9% to $6.4 billion, reflecting continued investments in Citi’s transformation, business-led investments and higher revenue-related expenses, partially offset by efficiency savings.
ICG revenues of $10.8 billion increased 4%, primarily reflecting a 12% increase in Banking revenues, partially offset by a 4% decrease in Markets and securities services revenues. The increase in Banking revenues included the impact of $47 million of losses on loan hedges related to corporate lending and the private bank, compared to losses of $124 million related to corporate lending and the private bank in the prior-year period.
Excluding the impact of losses on loan hedges, Banking revenues of $5.8 billion increased 11%, as higher revenues in investment banking, corporate lending and the private bank were partially offset by lower revenues in treasury and trade solutions. Investment banking revenues of $1.9 billion increased 39%, reflecting strong growth across products. Advisory revenues increased significantly to $539 million, equity underwriting revenues increased 5% to $507 million and debt underwriting revenues increased 19% to $877 million. (As used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.)
Treasury and trade solutions revenues of $2.3 billion declined 4%, or 5% excluding the impact of FX translation, as higher fee revenues, including a recovery in commercial card revenues, as well as growth in trade were more than offset by the impact of lower deposit spreads. Private bank revenues increased 4% to $1.0 billion. Excluding the impact of losses on loan hedges, private bank revenues also increased 4%, driven by higher fees and lending volumes, reflecting momentum with both new and existing clients, partially offset by lower deposit spreads. Corporate lending revenues of $588 million increased 39%. Excluding the impact of losses on loan hedges, corporate lending revenues of $631 million increased 17%, primarily due to lower cost of funds and a modest gain on sale, partially offset by lower loan volumes.
Markets and securities services revenues of $5.0 billion decreased 4%. Fixed income markets revenues of $3.2 billion decreased 16%, reflecting the continued normalization in market activity across rates and spread products. Equity markets revenues of $1.2 billion increased 40%, driven by growth in derivatives, prime finance and cash equities, reflecting solid client activity and favorable market conditions. Securities services revenues of $692 million increased 10%. Excluding the impact of FX translation, securities services revenues increased 9%, driven by strong growth in fee revenues with both new and existing clients, including growth in assets under custody and settlement volumes, partially offset by lower deposit spreads. For additional information on the results of operations of ICG for the third quarter of 2021, see “Institutional Clients Group” below.

Corporate/Other
Corporate/Other net loss was $111 million in the third quarter of 2021, compared to a net loss of $607 million in the prior-year period, primarily driven by higher revenues and lower expenses, partially offset by a lower net ACL release on Citi’s residual legacy portfolio. Operating expenses of $519 million decreased 37%, primarily driven by the absence of a prior-year period civil money penalty, partially offset by an increase in expenses related to Citi’s transformation.
Corporate/Other revenues of $108 million increased from $(224) million in the prior-year period, largely reflecting higher net revenue from the investment portfolio. For additional information on the results of operations of Corporate/Other for the third quarter of 2021, see “Corporate/Other” below.

COVID-19 PANDEMIC
Although economic growth and employment rates have continued to recover from pandemic-related lows, particularly in the U.S., the pandemic has continued to adversely impact certain industries and regions. Notwithstanding these impacts, Citi has maintained strong capital and liquidity positions with consistently strong business operations.
Following a U.S. presidential executive order issued in September 2021 mandating vaccination for government contractors that will apply to a significant number of Citi employees, Citi announced a requirement that U.S.-domiciled employees must be vaccinated, subject to legally required accommodations.
For information on Citi’s support of its colleagues, customers and communities and its management of pandemic risks, see “COVID-19 Pandemic Overview” in Citigroup’s 2020 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per share amounts	2021	2020(1)	% Change	2021	2020(1)	% Change
Net interest revenue	$10,398	$10,493	(1)%	$30,763	$33,065	(7)%
Non-interest revenue	6,756	6,809	(1)	23,192	24,734	(6)
Revenues, net of interest expense	$17,154	$17,302	(1)%	$53,955	$57,799	(7)%
Operating expenses	11,484	10,964	5	33,749	32,067	5
Provisions for credit losses and for benefits and claims	(192)	2,384	NM	(3,313)	17,541	NM
Income from continuing operations before income taxes	$5,862	$3,954	48%	$23,519	$8,191	NM
Income taxes	1,193	777	54	4,680	1,409	NM
Income from continuing operations	$4,669	$3,177	47%	$18,839	$6,782	NM
Income (loss) from discontinued operations, net of taxes	(1)	(7)	86	7	(26)	NM
Net income before attribution of noncontrolling interests	$4,668	$3,170	47%	$18,846	$6,756	NM
Net income attributable to noncontrolling interests	24	24	—	67	18	NM
Citigroup’s net income	$4,644	$3,146	48%	$18,779	$6,738	NM
Earnings per share
Basic
Income from continuing operations	$2.17	$1.37	58%	$8.70	$2.82	NM
Net income	2.17	1.37	58	8.70	2.81	NM
Diluted
Income from continuing operations	$2.15	$1.36	58%	$8.64	$2.81	NM
Net income	2.15	1.36	58	8.65	2.80	NM
Dividends declared per common share	0.51	0.51	—	1.53	1.53	—%
Common dividends	$1,040	$1,074	(3)%	$3,176	$3,226	(2)%
Preferred dividends(2)	266	284	(6)	811	828	(2)
Common share repurchases	3,000	—	NM	7,600	2,925	NM

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	Third Quarter			Nine Months
	2021	2020(1)	% Change	2021	2020(1)	% Change
At September 30:
Total assets	$2,361,876	$2,234,459	6%
Total deposits	1,347,528	1,262,623	7
Long-term debt	258,274	273,254	(5)
Citigroup common stockholders’ equity	182,880	175,896	4
Total Citigroup stockholders’ equity	200,875	193,876	4
Average assets	2,346,025	2,259,472	4	$2,334,876	$2,202,132	6%
Direct staff (in thousands)	220	209	5%
Performance metrics
Return on average assets	0.79%	0.55%		1.08%	0.41%
Return on average common stockholders’ equity(3)	9.5	6.5		13.2	4.5
Return on average total stockholders’ equity(3)	9.1	6.5		12.5	4.7
Return on tangible common equity (RoTCE)(4)	11.0	7.6		15.4	5.3
Efficiency ratio (total operating expenses/total revenues, net)	66.9	63.4		62.6	55.5
Basel III ratios
Common Equity Tier 1 Capital(5)	11.65%	11.66%
Tier 1 Capital(5)	13.15	13.15
Total Capital(5)	15.37	15.54
Supplementary Leverage ratio	5.80	6.82
Citigroup common stockholders’ equity to assets	7.74%	7.87%
Total Citigroup stockholders’ equity to assets	8.50	8.68
Dividend payout ratio(6)	24	38		18%	55%
Total payout ratio(7)	92	38		60	104
Book value per common share	$92.16	$84.48	9%
Tangible book value (TBV) per share(4)	79.07	71.95	10

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
(5)    Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach framework as of September 30, 2021, and under the Basel III Advanced Approaches framework as of September 30, 2020, whereas Citi’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented.
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
NM Not meaningful

SEGMENT AND BUSINESS—INCOME AND REVENUES
CITIGROUP INCOME

	Third Quarter			Nine Months
In millions of dollars	2021	2020	% Change	2021	2020	% Change
Income (loss) from continuing operations(1)
Global Consumer Banking
North America	$1,448	$661	NM	$4,614	$(1,014)	NM
Latin America	228	108	NM	632	75	NM
Asia(2)	(342)	151	NM	91	370	(75)%
Total	$1,334	$920	45%	$5,337	$(569)	NM
Institutional Clients Group
North America	$854	$1,023	(17)%	$4,886	$2,509	95%
EMEA	1,035	880	18	3,657	2,389	53
Latin America	665	102	NM	1,907	427	NM
Asia	889	852	4	2,760	2,928	(6)
Total	$3,443	$2,857	21%	$13,210	$8,253	60%
Corporate/Other	(108)	(600)	82	292	(902)	NM
Income from continuing operations	$4,669	$3,177	47%	$18,839	$6,782	NM
Discontinued operations	$(1)	$(7)	86%	$7	$(26)	NM
Less: Net income attributable to noncontrolling interests	24	24	—	67	18	NM
Citigroup’s net income	$4,644	$3,146	48%	$18,779	$6,738	NM

(1)    During the first quarter of 2021, Citi changed its classification of certain recurring expenses related to investments in infrastructure and risk controls, allocating them from Corporate/Other to GCB and ICG. This allocation change had no impact on Citi’s earnings before income taxes (EBIT) or Net income for any period. Prior-period amounts have been reclassified to conform to the current period’s presentation. See Note 3 to the Consolidated Financial Statements.
(2)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries.
NM Not meaningful

CITIGROUP REVENUES

	Third Quarter			Nine Months
In millions of dollars	2021	2020	% Change	2021	2020	% Change
Global Consumer Banking
North America	$4,338	$4,527	(4)%	$12,967	$14,493	(11)%
Latin America	1,038	1,027	1	3,099	3,276	(5)
Asia(1)	884	1,619	(45)	4,051	4,917	(18)
Total	$6,260	$7,173	(13)%	$20,117	$22,686	(11)%
Institutional Clients Group
North America	$4,145	$3,920	6%	$12,761	$13,854	(8)%
EMEA	3,095	3,085	—	10,061	9,947	1
Latin America	1,261	1,141	11	3,571	3,766	(5)
Asia	2,285	2,207	4	7,000	7,407	(5)
Total	$10,786	$10,353	4%	$33,393	$34,974	(5)%
Corporate/Other	108	(224)	NM	445	139	NM
Total Citigroup net revenues	$17,154	$17,302	(1)%	$53,955	$57,799	(7)%

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries.
NM Not meaningful

SEGMENT BALANCE SHEET(1)—SEPTEMBER 30, 2021

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$7,753	$99,060	$216,995	$—	$323,808
Securities borrowed and purchased under agreements to resell, net of allowance	305	337,166	225	—	337,696
Trading account assets	1,370	328,361	13,183	—	342,914
Investments, net of allowance	1,244	132,623	366,982	—	500,849
Loans, net of unearned income and allowance for credit losses on loans	245,477	397,458	4,114	—	647,049
Other assets, net of allowance	48,848	118,248	42,464	—	209,560
Net inter-segment liquid assets(4)	137,285	406,563	(543,848)	—	—
Total assets	$442,282	$1,819,479	$100,115	$—	$2,361,876
Liabilities and equity
Total deposits	$354,437	$986,215	$6,876	$—	$1,347,528
Securities loaned and sold under agreements to repurchase	2,180	207,003	1	—	209,184
Trading account liabilities	845	177,958	483	—	179,286
Short-term borrowings	17	29,324	342	—	29,683
Long-term debt(3)	530	85,457	2,183	170,104	258,274
Other liabilities, net of allowance	28,978	89,474	17,859	—	136,311
Net inter-segment funding (lending)(3)	55,295	244,048	71,636	(370,979)	—
Total liabilities	$442,282	$1,819,479	$99,380	$(200,875)	$2,160,266
Total stockholders’ equity(5)	—	—	735	200,875	201,610
Total liabilities and equity	$442,282	$1,819,479	$100,115	$—	$2,361,876

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

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provides traditional banking services to retail customers through retail banking, Citi-branded cards and, in the U.S., Citi retail services. GCB is focused on markets in the U.S., Mexico and Asia. As of September 30, 2021, GCB had 2,157 branches in 19 countries and jurisdictions with $442 billion in assets and $354 billion in retail banking deposits (excluding approximately $7 billion of deposits and $9 billion of loans reclassified to held-for-sale as a result of Citi’s agreement to sell its consumer banking business in Australia).
GCB’s strategy is to leverage its global footprint and digital capabilities to develop multiproduct relationships with customers, both in and out of Citi’s branch footprint. To achieve this, GCB strives to optimize its clients’ experiences across lending, payments and wealth management through continued digitization, new partnerships and innovation. For information on Citi’s previously announced strategic actions, including its pursuit of exits of its consumer franchises in 13 markets across Asia and EMEA, see “Executive Summary” above, “Asia GCB” below and Note 2 to the Consolidated Financial Statements.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2021	2020	% Change	2021	2020	% Change
Net interest revenue	$5,963	$6,251	(5)%	$17,763	$19,857	(11)%
Non-interest revenue	297	922	(68)	2,354	2,829	(17)
Total revenues, net of interest expense	$6,260	$7,173	(13)%	$20,117	$22,686	(11)%
Total operating expenses	$4,567	$4,287	7%	$13,517	$12,884	5%
Net credit losses on loans	$944	$1,598	(41)%	$3,777	$5,374	(30)%
Credit reserve build (release) for loans	(1,031)	34	NM	(4,235)	5,144	NM
Provision (release) for credit losses on unfunded lending commitments	1	5	(80)	2	4	(50)
Provisions for benefits and claims, HTM debt securities and other assets	21	45	(53)	65	103	(37)
Provisions (releases) for credit losses and for benefits and claims (PBC)	$(65)	$1,682	NM	$(391)	$10,625	NM
Income (loss) from continuing operations before taxes	$1,758	$1,204	46%	$6,991	$(823)	NM
Income taxes (benefits)	424	284	49	1,654	(254)	NM
Income (loss) from continuing operations	$1,334	$920	45%	$5,337	$(569)	NM
Noncontrolling interests	(2)	—	NM	(7)	(3)	NM
Net income (loss)	$1,336	$920	45%	$5,344	$(566)	NM
Balance Sheet data and ratios
EOP assets (in billions of dollars)	$442	$435	2%
Average assets (in billions of dollars)	441	434	2	$439	$419	5%
Return on average assets	1.20%	0.84%		1.63%	(0.18)%
Efficiency ratio	73	60		67	57
Average retail banking deposits (in billions of dollars)	$353	$320	10	$351	$304	15
Net credit losses as a percentage of average loans	1.42%	2.33%		1.89%	2.58%
Revenue by business
Retail banking	$2,146	$2,916	(26)%	$7,792	$8,798	(11)%
Cards(1)	4,114	4,257	(3)	12,325	13,888	(11)
Total	$6,260	$7,173	(13)%	$20,117	$22,686	(11)%
Income (loss) from continuing operations by business
Retail banking	$(326)	$264	NM	$205	$384	(47)%
Cards(1)	1,660	656	NM	5,132	(953)	NM
Total	$1,334	$920	45%	$5,337	$(569)	NM
Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$6,260	$7,173	(13)%	$20,117	$22,686	(11)%
Impact of FX translation(2)	—	95		—	365
Total revenues—ex-FX(3)	$6,260	$7,268	(14)%	$20,117	$23,051	(13)%
Total operating expenses—as reported	$4,567	$4,287	7%	$13,517	$12,884	5%
Impact of FX translation(2)	—	59		—	227
Total operating expenses—ex-FX(3)	$4,567	$4,346	5%	$13,517	$13,111	3%
Total provisions for credit losses and PBC—as reported	$(65)	$1,682	NM	$(391)	$10,625	NM
Impact of FX translation(2)	—	15		—	123
Total provisions for credit losses and PBC—ex-FX(3)	$(65)	$1,697	NM	$(391)	$10,748	NM
Net income—as reported	$1,336	$920	45%	$5,344	$(566)	NM
Impact of FX translation(2)	—	11		—	7
Net income—ex-FX(3)	$1,336	$931	44%	$5,344	$(559)	NM

(1)Includes both Citi-branded cards and Citi retail services.
(2)Reflects the impact of FX translation into U.S. dollars for the third quarter of 2021 and year-to-date 2021 average exchange rates for all periods presented.
(3)Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional retail banking and Citi-branded and Citi retail services card products to retail and small business customers in the U.S. North America GCB’s U.S. cards product portfolio includes its proprietary portfolio (Double Cash, Custom Cash, ThankYou and Value cards) and co-branded cards (including, among others, American Airlines and Costco) within Citi-branded cards, as well as its co-brand and private label relationships (including, among others, The Home Depot, Sears, Best Buy and Macy’s) within Citi retail services.
At September 30, 2021, North America GCB had 658 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also, as of September 30, 2021, North America GCB had $48.8 billion in retail banking loans and $211.4 billion in retail banking deposits. In addition, North America GCB had $125.5 billion in outstanding card loan balances.

	Third Quarter			Nine Months
In millions of dollars, except as otherwise noted	2021	2020	% Change	2021	2020	% Change
Net interest revenue	$4,336	$4,500	(4)%	$12,786	$14,243	(10)%
Non-interest revenue	2	27	(93)	181	250	(28)
Total revenues, net of interest expense	$4,338	$4,527	(4)%	$12,967	$14,493	(11)%
Total operating expenses	$2,658	$2,483	7%	$7,737	$7,506	3%
Net credit losses on loans	$617	$1,182	(48)%	$2,384	$4,120	(42)%
Credit reserve build (release) for loans	(809)	(10)	NM	(3,141)	4,200	NM
Provision (release) for credit losses on unfunded lending commitments	1	5	(80)	2	4	(50)
Provisions for benefits and claims, HTM debt securities and other assets	4	(6)	NM	12	18	(33)
Provisions (releases) for credit losses and for benefits and claims	$(187)	$1,171	NM	$(743)	$8,342	NM
Income (loss) from continuing operations before taxes	$1,867	$873	NM	$5,973	$(1,355)	NM
Income taxes (benefits)	419	212	98%	1,359	(341)	NM
Income (loss) from continuing operations	$1,448	$661	NM	$4,614	$(1,014)	NM
Noncontrolling interests	—	—	—%	—	—	—%
Net income (loss)	$1,448	$661	NM	$4,614	$(1,014)	NM
Balance Sheet data and ratios
Average assets (in billions of dollars)	$267	$274	(3)%	$265	$261	2%
Return on average assets	2.15%	0.96%		2.33%	(0.52)%
Efficiency ratio	61	55		60	52
Average retail banking deposits (in billions of dollars)	$208	$182	14	$203	$172	18
Net credit losses as a percentage of average loans	1.41%	2.63%		1.84%	2.98%
Revenue by business
Retail banking	$1,031	$1,113	(7)%	$3,111	$3,365	(8)%
Citi-branded cards	2,036	2,061	(1)	6,086	6,626	(8)
Citi retail services	1,271	1,353	(6)	3,770	4,502	(16)
Total	$4,338	$4,527	(4)%	$12,967	$14,493	(11)%
Income (loss) from continuing operations by business
Retail banking	$(73)	$25	NM	$(119)	$(160)	26%
Citi-branded cards	781	422	85%	2,824	(627)	NM
Citi retail services	740	214	NM	1,909	(227)	NM
Total	$1,448	$661	NM	$4,614	$(1,014)	NM

NM Not meaningful

3Q21 vs. 3Q20
Net income was $1.4 billion, compared to $661 million in the prior-year period, reflecting significantly lower cost of credit, partially offset by a decline in revenues and higher expenses.
Revenues decreased 4%, reflecting lower revenues in retail banking, Citi retail services and Citi-branded cards.
Retail banking revenues decreased 7%, as the benefit of strong deposit growth and growth in assets under management (increase of 16%, reflecting favorable market conditions and strong client engagement) was more than offset by lower deposit spreads, as well as lower mortgage revenues. Average deposits increased 14%, driven by higher levels of consumer liquidity due to government stimulus, as well as continued strategic efforts to drive organic growth.
Cards revenues decreased 3%. Citi-branded cards revenues decreased 1%, primarily driven by continued higher payment rates, reflecting increased customer liquidity from government stimulus and relief programs, largely offset by higher spending-related revenues. Purchase sales increased 24%, reflecting a continued recovery in sales activity from the pandemic-driven low levels in the prior-year period.
Citi retail services revenues decreased 6%, primarily driven by lower average loans (down 5%) and continued higher payment rates from the increased customer liquidity from government stimulus and relief programs. Purchase sales increased 14%, reflecting a continued recovery in sales activity from the pandemic-driven low levels in the prior-year period.
Expenses increased 7%, primarily driven by continued investments in Citi’s transformation, as well as business-led investments and higher volume-related expenses, partially offset by efficiency savings.
Provisions reflected a benefit of $187 million, compared to costs of $1.2 billion in the prior-year period, primarily driven by a larger net ACL release in the current quarter, as well as lower net credit losses. Net credit losses decreased 48%, consisting of lower net credit losses in both Citi-branded cards (down 45% to $357 million) and Citi retail services (down 53% to $238 million), primarily driven by lower loan volumes and improved delinquencies, as a result of the higher payment rates.
The net ACL release was $808 million, compared to a release of $5 million in the prior-year period, reflecting improvement in portfolio credit quality and the continued improvement in the macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
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

3Q21 YTD vs. 3Q20 YTD
Year-to-date, North America GCB experienced similar trends to those described above. Net income was $4.6 billion, compared to a net loss of $1.0 billion in the prior-year period, as significantly lower cost of credit more than offset a decline in revenues and higher expenses.
Revenues decreased 11%, reflecting lower revenues in retail banking, Citi-branded cards and Citi retail services. Retail banking revenues decreased 8%, primarily driven by the same factors described above. Cards revenues decreased 11%. In Citi-branded cards, revenues decreased 8%, driven by the same factors described above. Citi retail services revenues decreased 16%, driven by the same factors described above, as well as higher contractual partner payments reflecting higher income sharing as a result of lower forecasted losses. For additional information on partner payments, see Note 5 to the Consolidated Financial Statements.
Expenses increased 3%, driven by the same factors described above.
Provisions reflected a benefit of $743 million, compared to costs of $8.3 billion in the prior-year period. Net credit losses decreased 42%, driven by the same factors described above. The ACL release was $3.1 billion, compared to a build of $4.2 billion in the prior-year period, driven by the same factors described above.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking and Citi-branded card products to retail and small business customers in Mexico through Citibanamex, one of Mexico’s largest banks.
At September 30, 2021, Latin America GCB had 1,278 retail branches in Mexico, with $8.7 billion in retail banking loans and $23.3 billion in deposits. In addition, the business had $4.3 billion in outstanding card loan balances.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2021	2020	% Change	2021	2020
Net interest revenue	$702	$697	1%	$2,063	$2,339	(12)%
Non-interest revenue	336	330	2	1,036	937	11
Total revenues, net of interest expense	$1,038	$1,027	1%	$3,099	$3,276	(5)%
Total operating expenses	$700	$667	5%	$2,127	$2,001	6%
Net credit losses on loans	$175	$228	(23)%	$790	$704	12%
Credit reserve build (release) for loans	(178)	(66)	NM	(764)	399	NM
Provision for credit losses on unfunded lending commitments	—	—	—	—	—	—
Provisions for benefits and claims, HTM debt securities and other assets	19	47	(60)	54	78	(31)
Provisions for credit losses and for benefits and claims (PBC)	$16	$209	(92)%	$80	$1,181	(93)%
Income (loss) from continuing operations before taxes	$322	$151	NM	$892	$94	NM
Income taxes (benefits)	94	43	NM	260	19	NM
Income (loss) from continuing operations	$228	$108	NM	$632	$75	NM
Noncontrolling interests	—	—	—%	—	—	—%
Net income (loss)	$228	$108	NM	$632	$75	NM
Balance Sheet data and ratios
Average assets (in billions of dollars)	$36	$31	16%	$35	$32	9%
Return on average assets	2.51%	1.39%		2.41%	0.31%
Efficiency ratio	67	65		69	61
Average deposits (in billions of dollars)	$24	$23	4	$24	$22	9
Net credit losses as a percentage of average loans	5.26%	6.67%		7.77%	6.49%
Revenue by business
Retail banking	$767	$737	4%	$2,247	$2,225	1%
Citi-branded cards	271	290	(7)	852	1,051	(19)
Total	$1,038	$1,027	1%	$3,099	$3,276	(5)%
Income (loss) from continuing operations by business
Retail banking	$119	$68	75%	$339	$29	NM
Citi-branded cards	109	40	NM	293	46	NM
Total	$228	$108	NM	$632	$75	NM
FX translation impact
Total revenues—as reported	$1,038	$1,027	1%	$3,099	$3,276	(5)%
Impact of FX translation(1)	—	86		—	226
Total revenues—ex-FX(2)	$1,038	$1,113	(7)%	$3,099	$3,502	(12)%
Total operating expenses—as reported	$700	$667	5%	$2,127	$2,001	6%
Impact of FX translation(1)	—	51		—	130
Total operating expenses—ex-FX(2)	$700	$718	(3)%	$2,127	$2,131	—%
Provisions for credit losses and PBC—as reported	$16	$209	(92)%	$80	$1,181	(93)%
Impact of FX translation(1)	—	15		—	92
Provisions for credit losses and PBC—ex-FX(2)	$16	$224	(93)%	$80	$1,273	(94)%
Net income (loss)—as reported	$228	$108	NM	$632	$75	NM
Impact of FX translation(1)	—	12		—	—
Net income (loss)—ex-FX(2)	$228	$120	90%	$632	$75	NM

(1)Reflects the impact of FX translation into U.S. dollars for the third quarter of 2021 and year-to-date 2021 average exchange rates for all periods presented.
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

3Q21 vs. 3Q20
Net income increased 90%, reflecting significantly lower cost of credit and lower expenses, partially offset by lower revenues.
Revenues decreased 7%, reflecting lower cards and retail banking revenues, largely due to the continued impact of the pandemic.
Retail banking revenues decreased 4%, primarily driven by continued lower loan volumes and deposit spreads, partially offset by growth in assets under management. Average loans decreased 13%, reflecting the impact of the pandemic on customer activity. Assets under management increased 6%, reflecting favorable market conditions, as well as strong client engagement.
Cards revenues decreased 14%, primarily driven by lower average loans (down 10%), reflecting higher payment rates. Purchase sales increased 20%, reflecting a continued recovery in sales activity from the pandemic-driven low levels in the prior-year period.
Expenses decreased 3%, as efficiency savings more than offset continued investments in Citi’s transformation, as well as business-led investments.
Provisions of $16 million decreased 93%, reflecting a higher ACL release and lower net credit losses in the current period. Net credit losses decreased 29%, primarily reflecting lower cards loan volumes and improved delinquencies.
The net ACL release was $178 million, compared to $77 million in the prior-year period. The release reflected an improvement in portfolio credit quality, as well as the continued improvement in the macroeconomic outlook and lower loan volumes. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
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

3Q21 YTD vs. 3Q20 YTD
Year-to-date, Latin America GCB experienced similar trends to those described above. Net income was $632 million, compared to $75 million in the prior-year period, as significantly lower cost of credit more than offset lower revenues.
Revenues decreased 12%, reflecting lower revenues in both retail banking and cards. Retail banking revenues decreased 6%, driven by the same factors described above. Cards revenues decreased 24%, driven by the same factors described above.
Expenses were largely unchanged, as efficiency savings were offset by the impact of continued investments in Citi’s transformation, as well as business-led investments.
Provisions decreased 94%, driven by a net ACL release compared to a net ACL build in the prior-year period. The ACL release was $764 million, compared to a build of $426 million in the prior-year period, driven by the same factors described above.

ASIA GCB
Asia GCB provides traditional retail banking and Citi-branded card products to retail and small business customers. Included within Asia GCB are traditional retail banking and Citi-branded card products provided to retail customers in certain EMEA countries, primarily the UAE, Poland and Russia.
Citi is pursuing exits of its consumer franchises in 13 markets across Asia and EMEA and will focus its consumer banking franchise in the two regions on four wealth centers: Singapore, Hong Kong, the UAE and London. As previously disclosed, Citi entered into an agreement to sell its consumer banking business in Australia and announced a decision to wind down and close its Korea consumer banking business (for additional information, including an estimated range of total cash charges expected to be incurred in connection with the Korea wind-down, see “Executive Summary” above and Note 2 to the Consolidated Financial Statements). For additional information regarding risks related to Citi’s exits from the 13 markets, see “Forward-Looking Statements” below.
At September 30, 2021, on a combined basis, the businesses had 221 retail branches, $59.3 billion in retail banking loans and $119.7 billion in deposits. In addition, the businesses had $13.5 billion in outstanding card loan balances. These amounts exclude approximately $9 billion of loans ($6 billion of retail banking loans and $3 billion of credit card loan balances) and $7 billion of deposits reclassified to held-for-sale as a result of Citi’s agreement to sell its consumer banking business in Australia.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted(1)	2021	2020	% Change	2021	2020
Net interest revenue	$925	$1,054	(12)%	$2,914	$3,275	(11)%
Non-interest revenue	(41)	565	NM	1,137	1,642	(31)
Total revenues, net of interest expense	$884	$1,619	(45)%	$4,051	$4,917	(18)%
Total operating expenses	$1,209	$1,137	6%	$3,653	$3,377	8%
Net credit losses on loans	$152	$188	(19)%	$603	$550	10%
Credit reserve build (release) for loans	(44)	110	NM	(330)	545	NM
Provisions for HTM debt securities and other assets	(2)	4	NM	(1)	7	NM
Provisions for credit losses	$106	$302	(65)%	$272	$1,102	(75)%
Income (loss) from continuing operations before taxes	$(431)	$180	NM	$126	$438	(71)%
Income taxes (benefits)	(89)	29	NM	35	68	(49)
Income (loss) from continuing operations	$(342)	$151	NM	$91	$370	(75)%
Noncontrolling interests	(2)	—	NM	(7)	(3)	NM
Net income (loss)	$(340)	$151	NM	$98	$373	(74)%
Balance Sheet data and ratios
Average assets (in billions of dollars)	$138	$129	7%	$140	$126	11%
Return on average assets	(0.98)%	0.47%		0.09%	0.40%
Efficiency ratio	137	70		90	69
Average deposits (in billions of dollars)	$121	$115	5	$123	$110	12
Net credit losses as a percentage of average loans	0.79%	0.94%		1.00%	0.93%
Revenue by business
Retail banking	$348	$1,066	(67)%	$2,434	$3,208	(24)%
Citi-branded cards	536	553	(3)	1,617	1,709	(5)
Total	$884	$1,619	(45)%	$4,051	$4,917	(18)%
Income (loss) from continuing operations by business
Retail banking	$(372)	$171	NM	$(15)	$515	NM
Citi-branded cards	30	(20)	NM	106	(145)	NM
Total	$(342)	$151	NM	$91	$370	(75)%
FX translation impact
Total revenues—as reported	$884	$1,619	(45)%	$4,051	$4,917	(18)%
Impact of FX translation(2)	—	9		—	139
Total revenues—ex-FX(3)	$884	$1,628	(46)%	$4,051	$5,056	(20)%
Total operating expenses—as reported	$1,209	$1,137	6%	$3,653	$3,377	8%
Impact of FX translation(2)	—	8		—	97
Total operating expenses—ex-FX(3)	$1,209	$1,145	6%	$3,653	$3,474	5%

Provisions for credit losses—as reported	$106	$302	(65)%	$272	$1,102	(75)%
Impact of FX translation(2)	—	—		—	31
Provisions for credit losses—ex-FX(3)	$106	$302	(65)%	$272	$1,133	(76)%
Net income (loss)—as reported	$(340)	$151	NM	$98	$373	(74)%
Impact of FX translation(2)	—	(1)		—	7
Net income (loss)—ex-FX(3)	$(340)	$150	NM	$98	$380	(74)%

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
(2)    Reflects the impact of FX translation into U.S. dollars for the third quarter of 2021 and year-to-date 2021 average exchange rates for all periods presented.
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

3Q21 vs. 3Q20
Net loss was $340 million, including an approximate $680 million pretax loss ($580 million after-tax) related to the sale of the Australia consumer banking business. Excluding the loss on sale, net income was $240 million compared to $150 million in the prior-year period, reflecting significantly lower cost of credit, partially offset by higher expenses and lower revenues.
Revenues decreased 46%, including the loss on sale. Excluding the loss on sale, the decline was 4%, reflecting lower retail banking and cards revenues, largely due to the continued impact of the pandemic, including lower interest rates.
Retail banking revenues decreased 68%, including the loss on sale. Excluding the loss on sale, revenues decreased 4%, as growth in both investment revenues and deposits was more than offset by lower deposit spreads due to lower interest rates and lower FX and insurance revenues. Assets under management increased 13%, reflecting the impact of market conditions, as well as strong client engagement. Average deposits increased 4% and average loans decreased 4%. The decline in retail banking revenues was also impacted by a 3% decrease in retail lending revenues, reflecting a decline in personal loans driven by spread compression.
Cards revenues decreased 3%, as lower average loans (down 16%, largely reflecting the reclassification to held-for-sale related to the Australia sale and higher payment rates) were partially offset by higher spending-related revenues (purchase sales up 6%), reflecting a continued recovery in sales activity from the pandemic-driven low levels in the prior-year period.
Expenses increased 6%, primarily driven by continued investments in Citi’s transformation, as well as business-led investments, partially offset by efficiency savings.
Provisions decreased 65%, primarily driven by a net ACL release compared to a net ACL build in the prior-year period, as well as lower net credit losses. Net credit losses decreased 20%, primarily reflecting lower cards loan volumes and improved delinquencies.
The net ACL release was $44 million, compared to a build of $109 million in the prior-year period. The release reflected an improvement in portfolio credit quality, as well as the continued improvement in the macroeconomic outlook.
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

3Q21 YTD vs. 3Q20 YTD
Year-to-date, Asia GCB experienced similar trends to those described above. Net income decreased 74%, including the loss on sale. Excluding the loss on sale, net income increased 78%, as significantly lower cost of credit was partially offset by lower revenues and higher expenses.
Revenues decreased 20%, including the loss on sale. Excluding the loss on sale, revenues decreased 6%, reflecting lower revenues in both retail banking and cards. Retail banking revenues decreased 26%, including the loss on sale. Excluding the loss on sale, retail banking revenues decreased 5%, primarily driven by the same factors described above. Cards revenues decreased 8%, driven by the same factors described above.
Expenses increased 5%, driven by the same factors described above.
Provisions decreased 76%, driven by a net ACL release compared to a net ACL build in the prior-year period. Net credit losses increased 6%, primarily reflecting the expiration of consumer relief programs and the lingering pandemic-related macroeconomic impacts in the region in early 2021. The ACL release was $330 million, compared to a build of $558 million in the prior-year period, driven by the same factors described above.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 96 countries and jurisdictions. At September 30, 2021, ICG had $1.8 trillion in assets and $986 billion in deposits, while two of its businesses—securities services and issuer services—had $25.8 trillion in assets under custody compared to $24.0 trillion at December 31, 2020 and $25.9 trillion at June 30, 2021.

	Third Quarter			Nine Months		% Change
In millions of dollars, except as otherwise noted	2021	2020	% Change	2021	2020
Commissions and fees	$1,160	$1,099	6%	$3,598	$3,348	7%
Administration and other fiduciary fees	845	747	13	2,524	2,122	19
Investment banking	1,692	1,145	48	5,067	3,902	30
Principal transactions	2,297	2,511	(9)	8,352	11,779	(29)
Other	609	378	61	1,293	683	89
Total non-interest revenue	$6,603	$5,880	12%	$20,834	$21,834	(5)%
Net interest revenue (including dividends)	4,183	4,473	(6)	12,559	13,140	(4)
Total revenues, net of interest expense	$10,786	$10,353	4%	$33,393	$34,974	(5)%
Total operating expenses	$6,398	$5,858	9%	$18,970	$17,741	7%
Net credit losses on loans	$40	$326	(88)%	$315	$777	(59)%
Credit reserve build (release) for loans	(65)	106	NM	(2,326)	4,792	NM
Provision (release) for credit losses on unfunded lending commitments	(13)	423	NM	(588)	1,083	NM
Provisions (releases) for credit losses on HTM debt securities and other assets	(8)	(17)	53	(9)	44	NM
Provisions (releases) for credit losses	$(46)	$838	NM	$(2,608)	$6,696	NM
Income from continuing operations before taxes	$4,434	$3,657	21%	$17,031	$10,537	62%
Income taxes	991	800	24	3,821	2,284	67
Income from continuing operations	$3,443	$2,857	21%	$13,210	$8,253	60%
Noncontrolling interests	24	24	—	73	28	NM
Net income	$3,419	$2,833	21%	$13,137	$8,225	60%
Balance Sheet data and ratios (in billions of dollars)
EOP assets (in billions of dollars)	$1,819	$1,703	7%
Average assets (in billions of dollars)	1,809	1,732	4	$1,801	$1,689	7%
Return on average assets	0.75%	0.65%		0.98%	0.65%
Efficiency ratio	59	57		57	51
Revenues by region
North America	$4,145	$3,920	6%	$12,761	$13,854	(8)%
EMEA	3,095	3,085	—	10,061	9,947	1
Latin America	1,261	1,141	11	3,571	3,766	(5)
Asia	2,285	2,207	4	7,000	7,407	(5)
Total	$10,786	$10,353	4%	$33,393	$34,974	(5)%
Income from continuing operations by region
North America	$854	$1,023	(17)%	$4,886	$2,509	95%
EMEA	1,035	880	18	3,657	2,389	53
Latin America	665	102	NM	1,907	427	NM
Asia	889	852	4	2,760	2,928	(6)
Total	$3,443	$2,857	21%	$13,210	$8,253	60%

Average loans by region (in billions of dollars)
North America	$205	$198	4%	$200	$204	(2)%
EMEA	90	88	2	90	89	1
Latin America	32	40	(20)	32	40	(20)
Asia	74	71	4	73	72	1
Total	$401	$397	1%	$395	$405	(2)%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$676	$660	2%
All other ICG businesses	310	265	17
Total	$986	$925	7%

NM Not meaningful

ICG Revenue Details

	Third Quarter			Nine Months		% Change
In millions of dollars	2021	2020	% Change	2021	2020
Investment banking revenue details
Advisory	$539	$163	NM	$1,225	$778	57%
Equity underwriting	507	484	5%	1,927	1,155	67
Debt underwriting	877	740	19	2,516	2,567	(2)
Total investment banking	$1,923	$1,387	39%	$5,668	$4,500	26%
Treasury and trade solutions	2,291	2,394	(4)	6,746	7,124	(5)
Corporate lending—excluding gains (losses) on loan hedges(1)	631	538	17	1,662	1,632	2
Private bank—excluding gains on loan hedges(1)	973	938	4	2,993	2,843	5
Total Banking revenues (ex-gains (losses) on loan hedges)	$5,818	$5,257	11%	$17,069	$16,099	6%
Gains (losses) on loan hedges(1)	$(47)	$(124)	62%	$(165)	$261	NM
Total Banking revenues (including gains (losses) on loan hedges), net of interest expense	$5,771	$5,133	12%	$16,904	$16,360	3%
Fixed income markets	$3,182	$3,788	(16)%	$10,943	$14,169	(23)%
Equity markets	1,226	875	40	3,760	2,814	34
Securities services	692	631	10	2,017	1,895	6
Other	(85)	(74)	(15)	(231)	(264)	13
Total Markets and securities services revenues, net of interest expense	$5,015	$5,220	(4)%	$16,489	$18,614	(11)%
Total revenues, net of interest expense	$10,786	$10,353	4%	$33,393	$34,974	(5)%
Commissions and fees	$198	$159	25%	$580	$502	16%
Principal transactions(2)	1,519	2,178	(30)	6,371	9,736	(35)
Other	404	301	34	916	472	94
Total non-interest revenue	$2,121	$2,638	(20)%	$7,867	$10,710	(27)%
Net interest revenue	1,061	1,150	(8)	3,076	3,459	(11)
Total fixed income markets(3)	$3,182	$3,788	(16)%	$10,943	$14,169	(23)%
Rates and currencies	$2,124	$2,520	(16)%	$7,156	$10,136	(29)%
Spread products/other fixed income	1,058	1,268	(17)	3,787	4,033	(6)
Total fixed income markets	$3,182	$3,788	(16)%	$10,943	$14,169	(23)%
Commissions and fees	$276	$279	(1)%	$966	$946	2%
Principal transactions(2)	688	344	100	1,745	1,311	33
Other	38	48	(21)	157	58	NM
Total non-interest revenue	$1,002	$671	49%	$2,868	$2,315	24%
Net interest revenue	224	204	10	892	499	79
Total equity markets(3)	$1,226	$875	40%	$3,760	$2,814	34%

(1)    Credit derivatives are used to economically hedge a portion of the private bank and corporate loan portfolio that includes both accrual loans and loans at fair value. Gains (losses) on loan hedges include the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the private bank and corporate lending revenues to reflect the cost of credit protection. Gains (losses) on loan hedges include $(43) million and $(152) million related to the corporate loan portfolio and $(4) million and $(13) million related to the private bank for the three and nine months ended September 30, 2021, respectively. Gains (losses) on loan hedges include $(117) million and $224 million related to the corporate loan portfolio and $(8) million and $37 million related to the private bank for the three and nine months ended September 30, 2020, respectively. Citigroup’s results of operations excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.
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

3Q21 vs. 3Q20
Net income of $3.4 billion increased 21% versus the prior-year period, primarily driven by lower cost of credit and higher revenues, partially offset by higher expenses.
Revenues increased 4%, reflecting higher Banking revenues (increase of 12% including the impact of losses on loan hedges), partially offset by lower Markets and securities services revenues. Excluding the impact of losses on loan hedges, Banking revenues were up 11%, driven by higher revenues in investment banking, corporate lending and the private bank, partially offset by lower revenues in treasury and trade solutions. Markets and securities services revenues were down 4%, primarily reflecting normalization in fixed income markets revenues, partially offset by growth in equity markets and securities services.

Within Banking:

•Investment banking revenues increased 39%, driven by higher revenues across advisory, equity underwriting and debt underwriting. Advisory revenues increased significantly from the prior-year period, reflecting strength in North America and EMEA, driven by growth in the market wallet as well as wallet share gains. Equity underwriting revenues increased modestly, as growth in North America and EMEA was largely offset by Asia. Debt underwriting revenues increased 19%, also reflecting strength in North America and EMEA, driven by growth in the market wallet and wallet share gains.
•Treasury and trade solutions revenues decreased 4%. Excluding the impact of FX translation, revenues declined 5%, reflecting a decline in the cash business, partially offset by an increase in trade. Cash revenues decreased, as strong growth in fee revenues reflecting solid client engagement and growth in transaction volumes, including a continued recovery in commercial cards from low pandemic-related levels in the prior-year period, were more than offset by the impact of lower deposit spreads. The increase in trade revenues was driven by growth in loans compared to a low point in the prior-year period, reflecting an increase in trade flows and originations, primarily in EMEA and Asia. End-of-period trade loans grew 15% (both including and excluding the impact of FX translation).
•Corporate lending revenues increased 39%, including the impact of losses on loan hedges. Excluding the impact of losses on loan hedges, revenues increased 17%, driven by lower cost of funds and a modest gain on sale, partially offset by lower loan volumes, reflecting muted demand given stronger client liquidity positions.
•Private bank revenues increased 4% (both including and excluding the impact of losses on loan hedges), mainly due to strong performance in North America. The increase in revenues was driven by higher fees and lending volumes, reflecting continued client engagement, partially offset by lower deposit spreads and lower capital markets revenues.

Within Markets and securities services:

•Fixed income markets revenues decreased 16%, reflecting declines across North America, EMEA and Asia, largely driven by a comparison to a strong prior-year period in rates and spread products and a normalization in market activity. Non-interest revenues decreased, reflecting lower investor client activity across rates and currencies and spread products. Net interest revenues also decreased, largely reflecting a change in the mix of trading positions.
Rates and currencies revenues decreased 16%, driven by the normalization in market activity, primarily in G10 rates and a comparison to a strong prior-year period that included elevated levels of volatility and higher spreads related to the pandemic. Spread products and other fixed income revenues decreased 17%, driven by a comparison to a strong prior-year period and a normalization in activity, particularly in flow trading, including lower volatility and spreads, partially offset by strong securitization activity.
•Equity markets revenues increased 40%, driven by growth across all products. Equity derivatives revenues increased reflecting higher client activity, particularly in EMEA and Asia. Prime finance revenues increased due to favorable market conditions as well as growth in client balances. Cash equities revenues increased modestly reflecting higher client activity. Non-interest revenues increased, primarily in principal transactions, primarily due to the higher client activity.
•Securities services revenues increased 10%. Excluding the impact of FX translation, revenues increased 9%, as an increase in fee revenues from both new and existing clients, driven by growth in assets under custody and settlement volumes, was partially offset by lower deposit spreads.

Expenses were up 9%, primarily driven by continued investments in Citi’s transformation, business-led investments and higher revenue-related expenses, partially offset by efficiency savings.
Provisions reflected a benefit of $46 million compared to costs of $838 million in the prior-year period. Net credit losses declined to $40 million from $326 million in the prior-year period, driven by improvements in portfolio credit quality.
The ACL release for the quarter was $0.1 billion, compared to a build of $0.5 billion in the prior-year period. The release was primarily driven by an improvement in portfolio credit quality. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on trends in ICG’s deposits and loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.
For additional information on ICG’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information about trends, uncertainties and risks related to ICG’s future results, see “Strategic Risk—Country Risk—Argentina” and “Forward-Looking Statements” below and “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

3Q21 YTD vs. 3Q20 YTD
Net income of $13.1 billion increased 60% versus the prior-year period, primarily driven by lower cost of credit, partially offset by lower revenues and higher expenses.
Revenues declined 5%, driven by an 11% decrease in Markets and securities services revenues, partially offset by a 3% increase in Banking revenues (including the impact of gains (losses) on loan hedges). Excluding the impact of gains (losses) on loan hedges, Banking revenues increased 6%, as growth in investment banking, the private bank and corporate lending was partially offset by a decrease in treasury and trade solutions. Markets and securities services revenues decreased 11%, primarily driven by normalization in fixed income markets revenues due to a strong prior-year performance, partially offset by growth in equity markets and securities services.

Within Banking:

•Investment banking revenues increased 26%. Advisory revenues increased 57%, driven by growth in the market wallet. Equity underwriting revenues increased 67%, primarily driven by growth in the market wallet in the first half of 2021, as well as share gains. Debt underwriting revenues decreased 2%, driven by a decline in wallet share.
•Treasury and trade solutions revenues decreased 5% (6% decrease excluding the impact of FX translation), driven by lower cash revenues, partially offset by higher trade revenues. Cash revenues declined, driven by the same factors described above. Trade revenues increased, reflecting improved loan spreads.
•Corporate lending revenues decreased 19%, including the impact of gains (losses) on loan hedges. Excluding the impact of gains (losses) on loan hedges, revenues increased 2%, primarily driven by the same factors described above and lower mark-downs on the portfolio, given lower volatility compared to the first half of 2020 due to the pandemic.
•Private bank revenues increased 3%. Excluding the impact of gains (losses) on loan hedges, revenues increased 5%, driven by the same factors described above.

Within Markets and securities services:

•Fixed income markets revenues decreased 23%, with declines across all regions, reflecting a strong prior-year comparison, particularly in rates and currencies, as well as declines in spread products and other fixed income revenues.
•Equity markets revenues increased 34%, driven largely by higher revenues in equity derivatives and prime finance, as well as an increase in cash equities.
•Securities services revenues increased 6%. Excluding the impact of FX translation, revenues increased 5%, driven by the same factors described above.

Expenses increased 7%, primarily driven by continued investments in Citi’s transformation and business-led investments, partially offset by efficiency savings.
Provisions reflected a net benefit of $2.6 billion, compared to costs of $6.7 billion, driven by an ACL release and lower net credit losses. Net credit losses declined to $315 million from $777 million in the prior-year period, driven by improvements in portfolio credit quality. The ACL release was $2.9 billion, compared to a build of $5.9 billion in the prior-year period. The release was primarily driven by an improvement in portfolio credit quality as well as Citi’s improved macroeconomic outlook.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as Corporate Treasury, certain North America legacy consumer loan portfolios, other legacy assets and discontinued operations (for additional information on Corporate/Other, see “Citigroup Segments” above). At September 30, 2021, Corporate/Other had $101 billion in assets.

	Third Quarter			Nine Months		% Change
In millions of dollars	2021	2020	% Change	2021	2020
Net interest revenue	$252	$(231)	NM	$441	$68	NM
Non-interest revenue	(144)	7	NM	4	71	(94)%
Total revenues, net of interest expense	$108	$(224)	NM	$445	$139	NM
Total operating expenses	$519	$819	(37)%	$1,262	$1,442	(12)%
Net credit losses (recoveries) on loans	$(23)	$(5)	NM	$(63)	$(12)	NM
Credit reserve build (release) for loans	(53)	(128)	59%	(261)	223	NM
Provision (releases) for benefits and claims, HTM debt securities and other assets	(4)	1	NM	19	2	NM
Provisions (release) for credit losses on unfunded lending commitments	(1)	(4)	75	(9)	7	NM
Provisions (release) for credit losses and for benefits and claims	$(81)	$(136)	40%	$(314)	$220	NM
Income (loss) from continuing operations before taxes	$(330)	$(907)	64%	$(503)	$(1,523)	67%
Income taxes (benefits)	(222)	(307)	28	(795)	(621)	(28)
Income (loss) from continuing operations	$(108)	$(600)	82%	$292	$(902)	NM
Income (loss) from discontinued operations, net of taxes	(1)	(7)	86	7	(26)	NM
Net income (loss) before attribution of noncontrolling interests	$(109)	$(607)	82%	$299	$(928)	NM
Noncontrolling interests	2	—	NM	1	(7)	NM
Net income (loss)	$(111)	$(607)	82%	$298	$(921)	NM

NM Not meaningful

3Q21 vs. 3Q20
Net loss was $111 million in the third quarter of 2021, compared to a net loss of $607 million in the prior-year period, primarily driven by higher revenues and lower expenses, partially offset by a lower net ACL release.
Revenues of $108 million increased from $(224) million in the prior-year period, largely reflecting higher net revenue from the investment portfolio.
Expenses decreased 37%, primarily driven by the absence of the $400 million civil money penalty in the prior-year period, partially offset by investments in Citi’s transformation.
Provisions reflected a net benefit of $81 million, compared to a net benefit of $136 million in the prior-year period, primarily driven by a lower net ACL release in the current quarter ($54 million compared to $132 million in the prior-year period), reflecting the continued wind‐down of the legacy North America mortgage portfolio.
For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information about trends, uncertainties and risks related to Corporate/Other’s future results, see “Forward-Looking Statements” below and “COVID-19 Pandemic Overview” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

3Q21 YTD vs. 3Q20 YTD
Net income was $298 million, compared to a net loss of $921 million in the prior-year period, largely reflecting the higher revenues, lower expenses and a higher net ACL release, as well as certain income tax benefit items related to non-U.S. operations in the second quarter of 2021.
Revenues of $445 million increased from $139 million in the prior-year period, primarily reflecting the same factors described above.
Expenses decreased 12%, driven by the same factors described above, partially offset by an increase in brand marketing and transformation spend.
Provisions reflected a benefit of $314 million, compared to costs of $220 million in the prior-year period. The net ACL release was $270 million, compared to a build of $230 million in the prior-year period, primarily reflecting Citi’s improved macroeconomic outlook.

CAPITAL RESOURCES
For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K.
During the third quarter of 2021, Citi returned a total of approximately $4.0 billion of capital to common shareholders in the form of share repurchases (approximately 43 million common shares) and dividends. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below. Year-to-date, Citi returned nearly $11 billion of capital to its common shareholders.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.7% as of September 30, 2021, compared to 11.8% as of June 30, 2021, both under the Basel III Standardized Approach. Citi’s Common Equity Tier 1 Capital ratio was 11.7% as of December 31, 2020, under the Basel III Advanced Approaches framework.
Citi’s Common Equity Tier 1 Capital ratio decreased from June 30, 2021, as an increase in risk-weighted assets and the return of approximately $4 billion of capital to common shareholders were partially offset by net income of $4.6 billion.
Citi’s Common Equity Tier 1 Capital ratio remained unchanged from year-end 2020, as net income of $18.8 billion was offset by the return of approximately $11 billion of capital to common shareholders, adverse net movements in Accumulated other comprehensive income (AOCI), an increase in risk-weighted assets and a reduction in the benefit of the modified CECL transition provision as a result of the Allowance for credit losses (ACL) released during the year.

Stress Capital Buffer
In August 2021, the Federal Reserve Board finalized and announced Citi’s Stress Capital Buffer (SCB) requirement of 3.0%. Accordingly, beginning October 1, 2021, Citigroup is required to maintain a 10.5% effective minimum Common Equity Tier 1 Capital requirement under the Standardized Approach. Citi’s effective minimum Common Equity Tier 1 Capital requirement under the Advanced Approaches (using the fixed 2.5% Capital Conservation Buffer) remains unchanged at 10.0%.
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

Citigroup’s Capital Resources
The following tables set forth Citi’s capital components and ratios:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2021	June 30, 2021	December 31, 2020
Common Equity Tier 1 Capital(2)		$149,631	$150,378	$147,274	$149,631	$150,378	$147,274
Tier 1 Capital		168,902	169,636	167,053	168,902	169,636	167,053
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)		194,423	195,972	195,959	204,288	205,531	204,849
Total Risk-Weighted Assets		1,265,297	1,253,785	1,255,284	1,284,316	1,271,046	1,221,576
Credit Risk(2)		$871,668	$860,231	$844,374	$1,187,516	$1,175,263	$1,109,435
Market Risk		93,376	91,594	107,812	96,800	95,783	112,141
Operational Risk		300,253	301,960	303,098	—	—	—
Common Equity Tier 1 Capital ratio(3)	10.0%	11.83%	11.99%	11.73%	11.65%	11.83%	12.06%
Tier 1 Capital ratio(3)	11.5	13.35	13.53	13.31	13.15	13.35	13.68
Total Capital ratio(3)	13.5	15.37	15.63	15.61	15.91	16.17	16.77

In millions of dollars, except ratios	Effective Minimum Requirement	September 30, 2021	June 30, 2021	December 31, 2020
Quarterly Adjusted Average Total Assets(2)(4)		$2,311,830	$2,307,323	$2,265,615
Total Leverage Exposure(2)(5)		2,911,050	2,903,655	2,386,881
Tier 1 Leverage ratio	4.0%	7.31%	7.35%	7.37%
Supplementary Leverage ratio	5.0	5.80	5.84	7.00

(1)Citi’s effective minimum risk-based capital requirements include the 2.5% Stress Capital Buffer and 3.0% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.0% GSIB surcharge under the Advanced Approaches (all of which must be composed of Common Equity Tier 1 Capital). These effective minimum requirements were applicable through September 30, 2021. See “Stress Capital Buffer” above for additional information.
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
(3)Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach as of September 30, 2021 and June 30, 2021, and under the Basel III Advanced Approaches framework as of December 31, 2020, whereas Citi’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
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

As indicated in the table above, Citigroup’s risk-based capital ratios at September 30, 2021 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of September 30, 2021.

Components of Citigroup Capital

In millions of dollars	September 30, 2021	December 31, 2020
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$183,005	$180,118
Add: Qualifying noncontrolling interests	136	141
Regulatory capital adjustments and deductions:
Add: CECL transition and 25% provision deferral(2)	3,389	5,348
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	663	1,593
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(1,317)	(1,109)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	20,689	21,124
Identifiable intangible assets other than MSRs, net of related DTLs	3,899	4,166
Less: Defined benefit pension plan net assets; other	2,068	921
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	10,897	11,638
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$149,631	$147,274
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$17,870	$19,324
Qualifying trust preferred securities(5)	1,398	1,393
Qualifying noncontrolling interests	34	35
Regulatory capital deductions:
Less: Permitted ownership interests in covered funds(6)	—	917
Less: Other	31	56
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$19,271	$19,779
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$168,902	$167,053
Tier 2 Capital
Qualifying subordinated debt	$20,456	$23,481
Qualifying trust preferred securities(7)	248	331
Qualifying noncontrolling interests	40	41
Eligible allowance for credit losses(2)(8)	14,860	13,974
Regulatory capital deduction:
Less: Other	218	31
Total Tier 2 Capital (Standardized Approach)	$35,386	$37,796
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$204,288	$204,849
Adjustment for excess of eligible credit reserves over expected credit losses(2)(8)	$(9,865)	$(8,890)
Total Tier 2 Capital (Advanced Approaches)	$25,521	$28,906
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$194,423	$195,959

(1)Issuance costs of $125 million and $156 million related to outstanding noncumulative perpetual preferred stock as of September 30, 2021 and December 31, 2020, respectively, are excluded from common stockholders’ equity and are netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
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

(4)Of Citi’s $24.5 billion of net DTAs at September 30, 2021, $15.3 billion was included in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $9.2 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of September 30, 2021 was $10.9 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards. The amount excluded was reduced by $1.7 billion of net DTLs primarily associated with goodwill and certain other intangible assets that are separately deducted from capital. DTAs arising from tax carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if these DTAs exceed 10%/15% limitations under the U.S. Basel III rules. Citi’s DTAs do not currently exceed these limitations and, therefore, are not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk weighting at 250%.
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
(8)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $5.0 billion and $5.1 billion at September 30, 2021 and December 31, 2020, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Common Equity Tier 1 Capital, beginning of period	$150,378	$147,274
Net income	4,644	18,779
Common and preferred dividends declared	(1,306)	(3,987)
Net increase in treasury stock	(2,993)	(7,117)
Net increase in common stock and additional paid-in capital	102	45
Net change in foreign currency translation adjustment net of hedges, net of tax	(1,312)	(2,063)
Net change in unrealized gains (losses) on debt securities AFS, net of tax	(279)	(2,538)
Net decrease in defined benefit plans liability adjustment, net of tax	135	936
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	(23)	22
Net change in excluded component of fair value hedges	8	(12)
Net decrease in goodwill, net of related DTLs	310	435
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	87	267
Net increase in defined benefit pension plan net assets	(73)	(803)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	295	741
Net decrease in CECL 25% provision deferral	(385)	(1,959)
Other	43	(389)
Net change in Common Equity Tier 1 Capital	$(747)	$2,357
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$149,631	$149,631
Additional Tier 1 Capital, beginning of period	$19,258	$19,779
Net decrease in qualifying perpetual preferred stock	—	(1,454)
Net increase in qualifying trust preferred securities	1	5
Net decrease in permitted ownership interests in covered funds	—	917
Other	12	24
Net change in Additional Tier 1 Capital	$13	$(508)
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$168,902	$168,902
Tier 2 Capital, beginning of period (Standardized Approach)	$35,895	$37,796
Net decrease in qualifying subordinated debt	(753)	(3,025)
Net increase in eligible allowance for credit losses	135	886
Other	109	(271)
Net decrease in Tier 2 Capital (Standardized Approach)	$(509)	$(2,410)
Tier 2 Capital, end of period (Standardized Approach)	$35,386	$35,386
Total Capital, end of period (Standardized Approach)	$204,288	$204,288
Tier 2 Capital, beginning of period (Advanced Approaches)	$26,336	$28,906
Net decrease in qualifying subordinated debt	(753)	(3,025)
Net decrease in excess of eligible credit reserves over expected credit losses	(171)	(89)
Other	109	(271)
Net decrease in Tier 2 Capital (Advanced Approaches)	$(815)	$(3,385)
Tier 2 Capital, end of period (Advanced Approaches)	$25,521	$25,521
Total Capital, end of period (Advanced Approaches)	$194,423	$194,423

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total Risk-Weighted Assets, beginning of period	$1,271,046	$1,221,576
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	(3,460)	648
Repo-style transactions(2)	4,283	9,450
Securitization exposures(3)	(1,357)	6,588
Equity exposures	(996)	706
Over-the-counter (OTC) derivatives(4)	9,431	31,924
Other exposures(5)	8,031	22,433
Off-balance sheet exposures(6)	(3,679)	6,332
Net change in Credit Risk-Weighted Assets	$12,253	$78,081
Changes in Market Risk-Weighted Assets
Risk levels	$(434)	$(17,390)
Model and methodology updates	1,451	2,049
Net change in Market Risk-Weighted Assets(7)	$1,017	$(15,341)
Total Risk-Weighted Assets, end of period	$1,284,316	$1,284,316

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures decreased during the three months ended September 30, 2021, primarily due to a decrease in commercial loans.
(2)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the three and nine months ended September 30, 2021, primarily due to volume- and exposure-driven increases.
(3)Securitization exposures increased during the nine months ended September 30, 2021, primarily due to increases in new deals.
(4)OTC derivatives increased during the three months ended September 30, 2021, mainly due to an increase in mark-to-market for bilateral derivatives. OTC derivatives increased during the nine months ended September 30, 2021, mainly due to changes in risk parameters and increases in mark-to-market and notionals for bilateral derivatives.
(5)Other exposures include cleared transactions, unsettled transactions and other assets. Other exposures increased during the three and nine months ended September 30, 2021, primarily due to increases in various other assets.
(6)Off-balance sheet exposures decreased during the three months ended September 30, 2021, primarily due to a decline in wholesale loan commitments. Off-balance sheet exposures increased during the nine months ended September 30, 2021, mainly due to an increase in wholesale loan commitments.
(7)Market risk-weighted assets decreased during the nine months ended September 30, 2021, primarily due to exposure changes.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total Risk-Weighted Assets, beginning of period	$1,253,785	$1,255,284
Changes in Credit Risk-Weighted Assets
Retail exposures(1)	1,808	(14,383)
Wholesale exposures(2)	(6,854)	2,927
Repo-style transactions(3)	2,884	839
Securitization exposures(4)	(927)	6,884
Equity exposures	(1,036)	459
Over-the-counter (OTC) derivatives(5)	6,059	15,615
Derivatives CVA(6)	5,245	5,130
Other exposures(7)	3,947	8,737
Supervisory 6% multiplier	311	1,086
Net change in Credit Risk-Weighted Assets	$11,437	$27,294
Changes in Market Risk-Weighted Assets
Risk levels	$330	$(16,485)
Model and methodology updates	1,452	2,049
Net change in Market Risk-Weighted Assets(8)	$1,782	$(14,436)
Net change in Operational Risk-Weighted Assets(9)	$(1,707)	$(2,845)
Total Risk-Weighted Assets, end of period	$1,265,297	$1,265,297

(1)Retail exposures decreased during the nine months ended September 30, 2021, primarily driven by seasonal holiday spending repayments and improving delinquency and credit quality on qualifying revolving (cards) exposures.
(2)Wholesale exposures decreased during the three months ended September 30, 2021, mainly due to decreases in commercial loans and wholesale loan commitments. Wholesale exposures increased during the nine months ended September 30, 2021, primarily due to commercial loan growth and an increase in wholesale loan commitments.
(3)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions increased during the three months ended September 30, 2021, primarily due to changes in risk parameters.
(4)Securitization exposures increased during the nine months ended September 30, 2021, primarily due to increases in new deals.
(5)OTC derivatives increased during the three months ended September 30, 2021, mainly driven by an increase in mark-to-market for bilateral derivatives. OTC derivatives increased during the nine months ended September 30, 2021, primarily due to changes in risk parameters and an increase in mark-to-market for bilateral derivatives.
(6)Derivatives CVA increased during the three and nine months ended September 30, 2021, primarily driven by an increase in mark-to-market for bilateral derivatives.
(7)Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures increased during the three and nine months ended September 30, 2021, primarily due to increases in various other assets.
(8)Market risk-weighted assets decreased during the nine months ended September 30, 2021, primarily due to exposure changes.
(9)Operational risk-weighted assets decreased during the three and nine months ended September 30, 2021, mainly driven by changes in operational loss frequency.

Supplementary Leverage Ratio
The following table sets forth Citi’s Supplementary Leverage ratio and related components:

In millions of dollars, except ratios	September 30, 2021	June 30, 2021	December 31, 2020
Tier 1 Capital	$168,902	$169,636	$167,053
Total Leverage Exposure
On-balance sheet assets(1)(2)(3)	$2,349,414	$2,345,584	$1,864,374
Certain off-balance sheet exposures:(4)
Potential future exposure on derivative contracts	222,157	216,555	183,604
Effective notional of sold credit derivatives, net(5)	21,987	25,590	32,640
Counterparty credit risk for repo-style transactions(6)	21,174	21,375	20,168
Unconditionally cancellable commitments	70,541	70,931	71,163
Other off-balance sheet exposures(7)	263,361	261,881	253,754
Total of certain off-balance sheet exposures	$599,220	$596,332	$561,329
Less: Tier 1 Capital deductions	37,584	38,261	38,822
Total Leverage Exposure(3)	$2,911,050	$2,903,655	$2,386,881
Supplementary Leverage ratio	5.80%	5.84%	7.00%

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

As set forth in the table above, Citigroup’s Supplementary Leverage Ratio was approximately 5.8% at September 30, 2021 and June 30, 2021, compared to 7.0% at December 31, 2020. The ratio remained largely unchanged from the second quarter of 2021.
The ratio decreased from the fourth quarter of 2020, primarily attributable to an approximate 100 basis point impact from the expiration of the Federal Reserve Board’s temporary Supplementary Leverage ratio relief. For additional information, see “Capital Resources—Current Regulatory Capital Standards—Temporary Supplementary Leverage Ratio Relief” in Citi’s 2020 Annual Report on Form 10-K.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution:

		Advanced Approaches			Standardized Approach
In millions of dollars, except ratios	Effective Minimum Requirement(1)	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2021	June 30, 2021	December 31, 2020
Common Equity Tier 1 Capital(2)		$147,459	$146,729	$142,854	$147,459	$146,729	$142,854
Tier 1 Capital		149,588	148,858	144,962	149,588	148,858	144,962
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		166,169	165,462	161,319	174,652	173,964	169,303
Total Risk-Weighted Assets(4)		1,062,794	1,060,121	1,021,479	1,099,462	1,093,887	1,038,031
Credit Risk(2)		$756,647	$759,744	$716,513	$1,041,022	$1,043,517	$977,366
Market Risk		55,566	48,799	59,815	58,440	50,370	60,665
Operational Risk		250,581	251,578	245,151	—	—	—
Common Equity Tier 1 Capital ratio(4)(5)	7.0%	13.87%	13.84%	13.99%	13.41%	13.41%	13.76%
Tier 1 Capital ratio(4)(5)	8.5	14.08	14.04	14.19	13.61	13.61	13.97
Total Capital ratio(4)(5)	10.5	15.64	15.61	15.79	15.89	15.90	16.31

In millions of dollars, except ratios	Effective Minimum Requirement	September 30, 2021	June 30, 2021	December 31, 2020
Quarterly Adjusted Average Total Assets(2)(6)		$1,682,993	$1,680,681	$1,680,026
Total Leverage Exposure(2)(7)		2,205,471	2,199,985	2,180,821
Tier 1 Leverage ratio(5)	5.0%	8.89%	8.86%	8.63%
Supplementary Leverage ratio(5)	6.0	6.78	6.77	6.65

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

As indicated in the table above, Citibank’s capital ratios at September 30, 2021 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of September 30, 2021.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of September 30, 2021. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	0.9	0.8	1.1	0.8	1.2
Standardized Approach	0.8	0.9	0.8	1.0	0.8	1.2
Citibank
Advanced Approaches	0.9	1.3	0.9	1.3	0.9	1.5
Standardized Approach	0.9	1.2	0.9	1.2	0.9	1.4

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At September 30, 2021, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $13 billion, which exceeded the minimum requirement by $9 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $28 billion at September 30, 2021, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at September 30, 2021.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each effective minimum TLAC and LTD ratio requirement, as well as the surplus amount in dollars in excess of each requirement.
As of September 30, 2021, Citi exceeded each of the minimum TLAC and LTD requirements, resulting in a $12 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.

	September 30, 2021
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$318	$143
% of Standardized Approach risk- weighted assets	24.8%	11.1%
Effective minimum requirement(1)(2)	22.5	9.0
Surplus amount	$29	$27
% of Total Leverage Exposure	10.9%	4.9%
Effective minimum requirement	9.5	4.5
Surplus amount	$41	$12

(1)    External TLAC includes Method 1 GSIB surcharge of 2.0%.
(2)    LTD includes Method 2 GSIB surcharge of 3.0%.

For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance Risks” in Citi’s 2020 Annual Report on Form 10-K.

Capital Resources (Full Adoption of CECL)(1)
The following tables set forth Citigroup’s and Citibank’s capital components and ratios reflecting the full impact of CECL as of September 30, 2021:

	Citigroup			Citibank
	Effective Minimum Requirement(2)	Advanced Approaches	Standardized Approach	Effective Minimum Requirement	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital ratio	10.0%	11.55%	11.38%	7.0%	13.59%	13.14%
Tier 1 Capital ratio	11.5	13.07	12.88	8.5	13.79	13.33
Total Capital ratio	13.5	15.11	15.65	10.5	15.35	15.62

	Effective Minimum Requirement	Citigroup	Effective Minimum Requirement	Citibank
Tier 1 Leverage ratio	4.0%	7.15%	5.0%	8.71%
Supplementary Leverage ratio	5.0	5.68	6.0	6.64

(1)See footnote 2 on the “Components of Citigroup Capital” table above.
(2)The effective minimum requirements were applicable through September 30, 2021. See “Stress Capital Buffer” above for additional information.

Upcoming Adoption of the Standardized Approach for Counterparty Credit Risk
In January 2020, the U.S. banking agencies issued a final rule to introduce the Standardized Approach for Counterparty Credit Risk (SA-CCR). SA-CCR will replace the Current Exposure Method, which is the current methodology used to calculate exposure for derivative contracts, throughout the regulatory framework. Among other instances, SA-CCR will be used for purposes of calculating risk-weighted assets under the Standardized Approach and Advanced Approaches (where internal models are not used), as well as Total Leverage Exposure. The mandatory compliance date of the SA-CCR final rule is January 1, 2022. For additional information on the SA-CCR final rule, see “Capital Resources—Regulatory Capital Standards Developments—Standardized Approach for Counterparty Credit Risk” in Citi’s 2020 Annual Report on Form 10-K.
Citi’s adoption of SA-CCR will result in an adverse impact to Citigroup’s and Citibank’s regulatory capital ratios in the first quarter of 2022. The magnitude of the impact upon adoption remains subject to additional implementation planning and business actions, including composition of the derivatives portfolio as of the adoption date.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than mortgage servicing rights (MSRs)). Tangible book value per share, as defined by Citi, represents TCE divided by common shares outstanding. Other companies may calculate TCE in a different manner. TCE, tangible book value per share and return on average TCE (RoTCE) are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	September 30, 2021	December 31, 2020
Total Citigroup stockholders’ equity	$200,875	$199,442
Less: Preferred stock	17,995	19,480
Common stockholders’ equity	$182,880	$179,962
Less:
Goodwill	21,573	22,162
Identifiable intangible assets (other than MSRs)	4,144	4,411
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	257	—
Tangible common equity (TCE)	$156,906	$153,389
Common shares outstanding (CSO)	1,984.3	2,082.1
Book value per share (common stockholders’ equity/CSO)	$92.16	$86.43
Tangible book value per share (TCE/CSO)	79.07	73.67

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Net income available to common shareholders	$4,378	$2,862	$17,968	$5,910
Average common stockholders’ equity	183,613	174,943	182,422	174,934
Average TCE	157,371	149,012	156,047	149,018
Return on average common stockholders’ equity	9.5%	6.5%	13.2%	4.5%
RoTCE(1)	11.0	7.6	15.4	5.3

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

CONSUMER CREDIT
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	3Q’20	4Q’20	1Q’21	2Q’21	3Q’21(2)
Retail banking:
Mortgages	$87.5	$88.9	$86.7	$86.3	$79.8
Personal, small business and other	38.3	40.1	39.1	39.0	37.0
Total retail banking	$125.8	$129.0	$125.8	$125.3	$116.8
Cards:
Citi-branded cards	$102.2	$106.7	$99.6	$102.9	$100.6
Citi retail services	44.4	46.4	42.5	42.7	42.7
Total cards	$146.6	$153.1	$142.1	$145.6	$143.3
Total GCB	$272.4	$282.1	$267.9	$270.9	$260.1
GCB regional distribution:
North America	66%	65%	64%	64%	67%
Latin America	5	5	5	5	5
Asia(3)	29	30	31	31	28
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(4)	$7.6	$6.7	$6.1	$5.0	$4.2
Total consumer loans	$280.0	$288.8	$274.0	$275.9	$264.3

(1)End-of-period loans include interest and fees on credit cards.
(2)As a result of Citi’s entry into an agreement to sell its consumer banking business in Australia, the business was reclassified as held-for-sale and its assets and liabilities were included in Other assets and Other liabilities, respectively, on Citi’s Consolidated Balance Sheet and excluded from the assets and liabilities, including related credit measures, of GCB and Asia GCB beginning in the third quarter of 2021. For additional information, see Note 2 to the Consolidated Financial Statements.
(3)Asia includes loans and leases in certain EMEA countries for all periods presented.
(4)Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends

Global Consumer Banking

As shown in the chart above, GCB’s net credit loss rate decreased quarter-over-quarter and year-over-year for the third quarter of 2021, primarily reflecting the continued impact of government stimulus, unemployment benefits and consumer relief programs in North America GCB, and a decline following the peak charge-offs in Asia GCB and Latin America GCB in recent quarters.
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
As of September 30, 2021, approximately 72% of North America GCB consumer loans consisted of Citi-branded and Citi retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the net credit loss rate and 90+ days past due delinquency rate in North America GCB for the third quarter of 2021 decreased quarter-over-quarter and year-over-year, primarily reflecting the continued impact of high payment rates in cards, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.

Latin America GCB

Latin America GCB operates in Mexico through Citibanamex, one of Mexico’s largest banks, and provides credit cards, consumer mortgages and small business and personal loans. Latin America GCB serves a more mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As shown in the chart above, the net credit loss rate in Latin America GCB for the third quarter of 2021 decreased quarter-over-quarter and year-over-year. The impact of charge-offs of delinquent loans in prior quarters resulted in lower delinquencies that led to lower net credit losses in the current quarter.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year. The impact of charge-offs of delinquent loans in prior quarters resulted in a lower 90+ day delinquency rate in the current quarter.

Asia(1) GCB
(1)Asia includes GCB activities in certain EMEA countries for all periods presented.

Asia GCB operates in 17 countries and jurisdictions in Asia and EMEA and provides credit cards, consumer mortgages and small business and personal loans.
As shown in the chart above, the third quarter of 2021 net credit loss rate in Asia GCB decreased quarter-over-quarter, driven by the charge-off of peak delinquencies in recent quarters. Year-over-year, the net credit loss rate decreased, as elevated losses during the prior year return to pre-pandemic levels, and due to a shift in product mix toward secured product.
The 90+ days past due delinquency rate decreased quarter-over-quarter, driven by the charge-off of peak delinquencies in recent quarters. Year-over-year, the 90+ days past due delinquency rate decreased, as elevated delinquencies during the prior year return to pre-pandemic levels.
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
As shown in the chart above, the net credit loss rate in North America Citi-branded cards for the third quarter of 2021 decreased quarter-over-quarter and year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.

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
As shown in the chart above, the net credit loss rate in Citi retail services for the third quarter of 2021 decreased quarter-over-quarter and year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.

Latin America Citi-Branded Cards

Latin America GCB issues proprietary and co-branded cards.
As shown in the chart above, the third quarter of 2021 net credit loss rate in Latin America Citi-branded cards decreased quarter-over-quarter and year-over-year. The impact of charge-offs of delinquent loans in prior quarters resulted in lower delinquencies that led to lower net credit losses in the current quarter.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year. The impact of charge-offs of delinquent loans in prior quarters resulted in a lower 90+ day delinquency rate.

Asia Citi-Branded Cards(1)

(1)Asia includes loans and leases in certain EMEA countries for all periods presented.

As shown in the chart above, the net credit loss rate in Asia Citi-branded cards for the third quarter of 2021 decreased quarter-over-quarter, driven by the charge-off of peak delinquencies related to customers exiting the pandemic-related consumer relief programs in recent quarters, and decreased year-over-year as elevated losses during the prior year return to pre-pandemic levels.
The 90+ days past due delinquency rate decreased quarter-over-quarter, driven by the charge-off of peak delinquencies in recent quarters, and decreased year-over-year, as elevated delinquencies during the prior year return to pre-pandemic levels.
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

Citi-Branded Cards

FICO distribution(1)	September 30, 2021	June 30, 2021	September 30, 2020
> 760	48%	49%	43%
680–760	39	39	41
< 680	13	12	16
Total	100%	100%	100%

Citi Retail Services

FICO distribution(1)	September 30, 2021	June 30, 2021	September 30, 2020
> 760	27%	28%	26%
680–760	45	45	44
< 680	28	27	30
Total	100%	100%	100%

(1)    The FICO bands in the tables are consistent with general industry peer presentations.

The FICO distribution of both cards portfolios remained largely stable compared to the prior quarter and improved compared to the prior year, demonstrating strong underlying credit quality and a benefit from the impacts of government stimulus, unemployment benefits and customer relief programs, as well as lower credit utilization. For additional information on FICO scores, see Note 13 to the Consolidated Financial Statements.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios(1)

	EOP loans(2)	90+ days past due(3)			30–89 days past due(3)
In millions of dollars, except EOP loan amounts in billions	September 30, 2021	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	June 30, 2021	September 30, 2020
Global Consumer Banking(4)(5)
Total	$260.1	$1,488	$1,790	$1,976	$1,668	$1,761	$2,398
Ratio		0.57%	0.66%	0.73%	0.64%	0.65%	0.88%
Retail banking
Total	$116.8	$479	$560	$497	$589	$687	$786
Ratio		0.41%	0.45%	0.40%	0.51%	0.55%	0.63%
North America	48.8	221	236	211	250	268	378
Ratio		0.46%	0.48%	0.40%	0.52%	0.55%	0.72%
Latin America	8.7	117	127	105	122	134	136
Ratio		1.34%	1.40%	1.14%	1.40%	1.47%	1.48%
Asia(6)(7)	59.3	141	197	181	217	285	272
Ratio		0.24%	0.30%	0.29%	0.37%	0.43%	0.43%
Cards
Total	$143.3	$1,009	$1,230	$1,479	$1,079	$1,074	$1,612
Ratio		0.70%	0.84%	1.01%	0.75%	0.74%	1.10%
North America—Citi-branded	82.8	362	457	574	375	355	624
Ratio		0.44%	0.56%	0.71%	0.45%	0.43%	0.77%
North America—Citi retail services	42.7	421	463	557	471	415	610
Ratio		0.99%	1.08%	1.25%	1.10%	0.97%	1.37%
Latin America	4.3	81	122	106	68	82	89
Ratio		1.88%	2.77%	2.47%	1.58%	1.86%	2.07%
Asia(6)(7)	13.5	145	188	242	165	222	289
Ratio		1.07%	1.15%	1.44%	1.22%	1.35%	1.72%
Corporate/Other—Consumer(8)
Total	$4.2	$221	$259	$278	$99	$111	$198
Ratio		5.67%	5.51%	3.86%	2.54%	2.36%	2.75%
Total Citigroup	$264.3	$1,709	$2,049	$2,254	$1,767	$1,872	$2,596
Ratio		0.65%	0.75%	0.81%	0.67%	0.68%	0.93%
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
(5)The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $146 million ($0.6 billion), $150 million ($0.7 billion) and $148 million ($0.6 billion) as of September 30, 2021, June 30, 2021 and September 30, 2020, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) were $78 million ($0.6 billion), $80 million ($0.7 billion) and $88 million ($0.6 billion) as of September 30, 2021, June 30, 2021 and September 30, 2020, respectively.
(6)Asia includes delinquencies and loans in certain EMEA countries for all periods presented.
(7)During the third quarter of 2021, Citi’s Australia consumer banking business was classified as held-for-sale (HFS) pursuant to Citi’s agreement to sell the business. Accordingly, the Australian consumer loans are recorded in Other assets on the Consolidated Balance Sheet and hence the loans and related delinquencies and ratios are not included in this table. See Note 2 to the Consolidated Financial Statements for additional information.
(8)The loans 90+ days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) for each period were $138 million ($0.4 billion), $125 million ($0.3 billion) and $172 million ($0.5 billion) as of September 30, 2021, June 30, 2021 and September 30, 2020, respectively. The amounts excluded for loans 30–89 days past due and (EOP loans) for each period were $42 million ($0.4 billion), $48 million ($0.3 billion) and $66 million ($0.5 billion) as of September 30, 2021, June 30, 2021 and September 30, 2020, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	3Q21	3Q21	2Q21	3Q20
Global Consumer Banking
Total	$262.9	$944	$1,253	$1,598
Ratio		1.42%	1.87%	2.33%
Retail banking
Total	$120.0	$161	$193	$190
Ratio		0.53%	0.61%	0.60%
North America	49.5	22	24	31
Ratio		0.18%	0.19%	0.23%
Latin America	8.9	77	99	90
Ratio		3.43%	4.32%	3.85%
Asia(3)(4)	61.6	62	70	69
Ratio		0.40%	0.42%	0.44%
Cards
Total	$142.9	$783	$1,060	$1,408
Ratio		2.17%	2.98%	3.82%
North America—Citi-branded	81.9	357	467	647
Ratio		1.73%	2.36%	3.17%
North America—Citi retail services	42.4	238	326	504
Ratio		2.23%	3.09%	4.51%
Latin America	4.3	98	151	138
Ratio		9.04%	14.09%	12.77%
Asia(3)(4)	14.3	90	116	119
Ratio		2.50%	2.80%	2.82%
Corporate/Other—Consumer
Total	$4.7	$(22)	$(22)	$(4)
Ratio		(1.86)%	(1.52)%	(0.19)%
Total Citigroup	$267.6	$922	$1,231	$1,594
Ratio		1.37%	1.80%	2.26%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)Asia includes NCLs and average loans in certain EMEA countries for all periods presented.
(4)As a result of Citi’s agreement to sell its consumer banking business in Australia (Australia consumer) during the third quarter of 2021, Australia consumer was classified as held-for-sale (HFS) beginning in the third quarter of 2021. As a result of HFS accounting treatment, approximately $5 million of net credit losses (NCLs) was recorded as a reduction in revenue (Other revenue) for the third quarter of 2021. Accordingly, these NCLs are not included in this table. NCLs on Loans HFS are excluded from this table as they are recorded in Other assets on the Consolidated Balance Sheet. See Note 2 to the Consolidated Financial Statements for additional information.

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio within ICG (excluding certain loans in the private bank, which are managed on a delinquency basis), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	September 30, 2021				June 30, 2021				December 31, 2020
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$195	$136	$21	$352	$192	$141	$22	$355	$177	$142	$25	$344
Unfunded lending commitments (off-balance sheet)(2)	164	286	10	460	166	281	11	458	158	272	11	441
Total exposure	$359	$422	$31	$812	$358	$422	$33	$813	$335	$414	$36	$785
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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region (excluding the delinquency-managed private bank portfolio) based on Citi’s internal management geography:

	September 30, 2021	June 30, 2021	December 31, 2020
North America	57%	57%	56%
EMEA	25	25	25
Asia	13	13	13
Latin America	5	5	6
Total	100%	100%	100%

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
The following table presents the corporate credit portfolio (excluding the delinquency-managed private bank portfolio) by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	September 30, 2021	June 30, 2021	December 31, 2020
AAA/AA/A	49%	49%	49%
BBB	32	32	31
BB/B	16	16	17
CCC or below	3	3	3
Total	100%	100%	100%

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
Citigroup believes the corporate credit portfolio to be appropriately rated and classified as of September 30, 2021. Since the onset of the COVID-19 pandemic, Citigroup has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.
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

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry (excluding the delinquency-managed private bank portfolio):

	Total exposure
	September 30, 2021	June 30, 2021	December 31, 2020
Transportation and industrials	19%	18%	19%
Private bank	14	14	14
Consumer retail	10	10	10
Technology, media and telecom	10	11	11
Real estate	9	9	8
Power, chemicals, metals and mining	8	8	8
Banks and finance companies	7	7	7
Energy and commodities	6	6	6
Health	5	5	5
Public sector	3	3	3
Insurance	3	3	3
Asset managers and funds	3	3	3
Financial markets infrastructure	2	2	2
Other industries	1	1	1
Total	100%	100%	100%

The following table details Citi’s corporate credit portfolio by industry as of September 30, 2021:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing(3)	Net charge-offs (recoveries)(4)	Credit derivative hedges(5)
Transportation and industrials	$155,722	$55,345	$100,377	$118,945	$20,622	$14,798	$1,357	$192	$84	$(8,706)
Autos(6)	51,520	21,050	30,470	42,920	4,699	3,783	118	41	1	(3,167)
Transportation	31,507	12,513	18,994	22,353	3,431	4,648	1,075	36	63	(1,322)
Industrials	72,695	21,782	50,913	53,672	12,492	6,367	164	115	20	(4,217)
Private bank	113,674	78,185	35,489	109,139	2,645	1,798	92	717	11	(1,080)
Consumer retail	81,309	35,716	45,593	63,393	12,511	4,961	444	138	78	(5,031)
Technology, media and telecom	83,716	31,192	52,524	64,569	15,744	3,107	296	141	11	(6,691)
Real estate	70,438	46,576	23,862	57,454	8,157	4,786	41	69	13	(662)
Power, chemicals, metals and mining	63,845	20,059	43,786	50,216	11,293	2,188	148	160	34	(5,508)
Power	25,950	5,326	20,624	22,541	2,774	563	72	45	31	(2,823)
Chemicals	23,171	8,247	14,924	17,604	4,496	1,033	38	48	4	(2,049)
Metals and mining	14,724	6,486	8,238	10,071	4,023	592	38	67	(1)	(636)
Banks and finance companies	58,478	34,894	23,584	48,056	5,934	4,459	29	82	(1)	(698)
Energy and commodities(7)	49,108	14,455	34,653	35,577	8,634	4,388	509	148	80	(3,471)
Health	36,012	7,943	28,069	29,127	5,567	1,162	156	66	—	(2,211)
Public sector	26,256	14,665	11,591	21,471	2,026	2,753	6	27	(3)	(1,277)
Insurance	27,189	2,482	24,707	26,251	876	62	—	11	1	(2,560)
Asset managers and funds	22,105	6,519	15,586	20,919	1,085	101	—	30	—	(97)
Financial markets infrastructure	14,294	236	14,058	14,265	28	—	1	—	—	(13)
Securities firms	3,021	701	2,320	585	2,389	39	8	—	—	(1)
Other industries	7,242	2,929	4,313	3,905	2,783	447	107	64	5	(104)
Total	$812,409	$351,897	$460,512	$663,872	$100,294	$45,049	$3,194	$1,845	$313	$(38,110)

(1)    Excludes $48.6 billion and $1.5 billion of funded and unfunded exposure at September 30, 2021, respectively, primarily related to the delinquency-managed private bank portfolio.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Excludes $111 million of past due loans primarily related to the delinquency-managed private bank portfolio.
(4)    Net charge-offs (recoveries) are for the nine months ended September 30, 2021 and exclude delinquency-managed private bank charge-offs of $1 million.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $38.1 billion of purchased credit protection, $35.5 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $2.6 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $20.8 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $18.7 billion ($6.7 billion in funded, with more than 99% rated investment grade) as of September 30, 2021.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrial sector (e.g., off-shore drilling entities) included in the table above. As of September 30, 2021, Citi’s total exposure to these energy-related entities was approximately $6.7 billion, of which approximately $3.5 billion consisted of direct outstanding funded loans.

Exposure to Commercial Real Estate
As of September 30, 2021, ICG’s total corporate credit exposure to commercial real estate (CRE) was $67 billion, with $45 billion consisting of direct outstanding funded loans (mainly included in the real estate and private bank categories in the above table), or 7% of Citi’s total outstanding loans. In addition, as of September 30, 2021, more than 70% of ICG’s total corporate CRE exposure was to borrowers in the U.S. Also, as of September 30, 2021, approximately 74% of ICG’s total corporate CRE exposure was rated investment grade.
As of September 30, 2021, the ACLL was 0.9% of funded CRE exposure, including 2.4% of funded non-investment-grade exposure.

Of the total CRE exposure:

•$20 billion ($13 billion of direct outstanding funded loans) relates to Community Reinvestment Act-related lending provided pursuant to Citi’s regulatory requirements to meet the credit needs of borrowers in low and moderate income neighborhoods.
•$20 billion ($16 billion of direct outstanding funded loans) relates to exposure secured by mortgages on underlying properties or in well-rated securitization exposures.
•$16 billion ($5 billion of direct outstanding funded loans) relates to unsecured loans to large REITs, with nearly 74% of the exposure rated investment grade.
•$11 billion ($11 billion of direct outstanding funded loans) relates to CRE exposure in the private bank of which 100% is secured by mortgages. In addition, 47% of the exposure is also full recourse to the client. As of September 30, 2021, 77% of the exposure was rated investment grade.

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
At September 30, 2021, June 30, 2021 and December 31, 2020, ICG (excluding the delinquency-managed private bank portfolio) had economic hedges on the corporate credit portfolio of $38.1 billion, $37.2 billion and $38.8 billion, respectively. Citigroup’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG (excluding the delinquency-managed private bank portfolio) corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2021	June 30, 2021	December 31, 2020
AAA/AA/A	32%	34%	30%
BBB	47	46	48
BB/B	17	17	19
CCC or below	4	3	3
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2021	2021	2021	2020	2020
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$44,345	$44,835	$45,739	$47,778	$48,370
Home equity loans(2)	5,485	6,168	6,638	7,128	7,625
Credit cards	125,526	124,823	121,048	130,385	125,485
Personal, small business and other	3,179	3,676	4,600	4,509	4,689
Total	$178,535	$179,502	$178,025	$189,800	$186,169
In offices outside North America(1)
Residential first mortgages(2)	$34,339	$40,344	$39,833	$39,969	$38,507
Credit cards	17,763	20,776	21,137	22,692	21,108
Personal, small business and other	33,613	35,273	35,039	36,378	34,241
Total	$85,715	$96,393	$96,009	$99,039	$93,856
Consumer loans, net of unearned income(3)	$264,250	$275,895	$274,034	$288,839	$280,025
Corporate loans
In North America offices(1)
Commercial and industrial	$56,496	$53,549	$55,497	$57,731	$59,921
Financial institutions	62,818	65,494	57,009	55,809	52,884
Mortgage and real estate(2)	63,584	62,162	60,976	60,675	59,340
Installment and other	26,922	26,757	29,186	26,744	26,858
Lease financing	425	547	539	673	704
Total	$210,245	$208,509	$203,207	$201,632	$199,707
In offices outside North America(1)
Commercial and industrial	$105,671	$105,486	$102,666	$104,072	$108,551
Financial institutions	33,501	35,713	34,729	32,334	32,583
Mortgage and real estate(2)	10,685	10,995	11,166	11,371	10,424
Installment and other	36,054	35,787	35,347	33,759	32,323
Lease financing	47	54	56	65	63
Governments and official institutions	4,311	4,395	4,783	3,811	3,235
Total	$190,269	$192,430	$188,747	$185,412	$187,179
Corporate loans, net of unearned income(4)	$400,514	$400,939	$391,954	$387,044	$386,886
Total loans—net of unearned income	$664,764	$676,834	$665,988	$675,883	$666,911
Allowance for credit losses on loans (ACLL)	(17,715)	(19,238)	(21,638)	(24,956)	(26,426)
Total loans—net of unearned income and ACLL	$647,049	$657,596	$644,350	$650,927	$640,485
ACLL as a percentage of total loans— net of unearned income(5)	2.69%	2.88%	3.29%	3.73%	4.00%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	5.55%	5.84%	6.41%	6.77%	6.96%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.77%	0.80%	1.06%	1.42%	1.82%
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
(3)Consumer loans are net of unearned income of $650 million, $676 million, $700 million, $749 million and $739 million at September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)Corporate loans include private bank loans and are net of unearned income of $(831) million, $(841) million, $(844) million, $(844) million and $(857) million at September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2021	2021	2021	2020	2020
Allowance for credit losses on loans (ACLL) at beginning of period	$19,238	$21,638	$24,956	$26,426	$26,298
Provision for credit losses on loans (PCLL)
Consumer(1)	$(162)	$(265)	$(354)	$1,034	$1,500
Corporate	(26)	(861)	(1,125)	(1,410)	431
Total	$(188)	$(1,126)	$(1,479)	$(376)	$1,931
Gross credit losses on loans
Consumer
In U.S. offices	$891	$1,117	$1,247	$1,130	$1,479
In offices outside the U.S.	449	576	758	524	537
Corporate
In U.S. offices	20	56	156	159	194
In offices outside the U.S.	29	95	47	76	157
Total	$1,389	$1,844	$2,208	$1,889	$2,367
Credit recoveries on loans(1)
Consumer
In U.S. offices	$297	$323	$316	$270	$304
In offices outside the U.S.	121	139	127	122	118
Corporate
In U.S. offices	7	40	10	16	8
In offices outside the U.S.	3	22	7	9	18
Total	$428	$524	$460	$417	$448
Net credit losses on loans (NCLs)
In U.S. offices	$607	$810	$1,077	$1,003	$1,361
In offices outside the U.S.	354	510	671	469	558
Total	$961	$1,320	$1,748	$1,472	$1,919
Other—net(2)(3)(4)(5)(6)(7)	$(374)	$46	$(91)	$378	$116
Allowance for credit losses on loans (ACLL) at end of period	$17,715	$19,238	$21,638	$24,956	$26,426
ACLL as a percentage of EOP loans(8)	2.69%	2.88%	3.29%	3.73%	4.00%
Allowance for credit losses on unfunded lending commitments (ACLUC)(9)(10)	$2,063	$2,073	$2,012	$2,655	$2,299
Total ACLL and ACLUC	$19,778	$21,311	$23,650	$27,611	$28,725
Net consumer credit losses on loans	$922	$1,231	$1,562	$1,262	$1,594
As a percentage of average consumer loans	1.37%	1.80%	2.28%	1.77%	2.26%
Net corporate credit losses on loans	$39	$89	$186	$210	$325
As a percentage of average corporate loans	0.04%	0.09%	0.20%	0.22%	0.33%
ACLL by type at end of period(11)
Consumer	$14,668	$16,111	$17,554	$19,554	$19,488
Corporate	3,047	3,127	4,084	5,402	6,938
Total	$17,715	$19,238	$21,638	$24,956	$26,426

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
(3)The third quarter of 2021 includes an approximate $280 million reclass related to the announced sale of Citi’s consumer banking business in Australia. The ACLL was reclassified to Other assets during 3Q21. 3Q21 consumer also includes a decrease of approximately $93 million related to FX translation.
(4)The second quarter of 2021 includes an increase of approximately $62 million related to FX translation.
(5)The first quarter of 2021 includes a decrease of approximately $108 million related to FX translation.
(6)The fourth quarter of 2020 includes an increase of approximately $376 million related to FX translation.
(7)The third quarter of 2020 includes an increase of approximately $116 million related to FX translation.

(8)September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 exclude $7.2 billion, $7.7 billion, $7.5 billion, $6.9 billion and $5.5 billion, respectively, of loans that are carried at fair value.
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

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	September 30, 2021
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
North America cards(2)	$11.8	$125.5	9.4%
North America mortgages(3)	0.3	49.8	0.6
North America other	0.2	3.2	6.3
International cards	1.3	17.8	7.3
International other(4)	1.1	68.0	1.6
Total consumer	$14.7	$264.3	5.6%
Total corporate	3.0	400.5	0.8
Total Citigroup	$17.7	$664.8	2.7%

(1)Loans carried at fair value do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Citi-branded cards and Citi retail services. The $11.8 billion of loan loss reserves represented approximately 60 months of coincident net credit loss coverage. As of September 30, 2021, North America Citi-branded cards ACLL as a percentage of EOP loans was 8.3% and North America Citi retail services ACLL as a percentage of EOP loans was 11.5%.
(3)Of the $0.3 billion, approximately $0.1 billion was allocated to North America mortgages in Corporate/Other, including approximately $0.2 billion and $0.1 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $49.8 billion in loans, approximately $48.4 billion and $1.4 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 14 to the Consolidated Financial Statements.
(4)Includes mortgages and other retail loans.

	December 31, 2020
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
North America cards(2)	$14.7	$130.4	11.3%
North America mortgages(3)	0.7	54.9	1.3
North America other	0.3	4.5	6.7
International cards	2.1	$22.7	9.3
International other(4)	1.8	76.3	2.4
Total consumer	$19.6	$288.8	6.8%
Total corporate	5.4	387.1	1.4
Total Citigroup	$25.0	$675.9	3.7%

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
(4)Includes mortgages and other retail loans.

The following table details Citi’s corporate credit allowance for credit losses on loans (ACLL) by industry exposure:

	September 30, 2021
In millions of dollars, except percentages	Funded exposure(1)	ACLL(2)(3)	ACLL as a % of funded exposure
Transportation and industrials	$53,232	$732	1.4%
Private bank	78,185	148	0.2
Consumer retail	35,713	301	0.8
Technology, media and telecom	30,311	179	0.6
Real estate	45,850	554	1.2
Power, chemicals, metals and mining	19,927	146	0.7
Banks and finance companies	34,497	160	0.5
Energy and commodities	14,455	250	1.7
Health	7,888	90	1.1
Public sector	14,368	95	0.7
Insurance	2,482	8	0.3
Asset managers and funds	6,500	30	0.5
Financial markets infrastructure	236	—	—
Securities firms	701	16	2.3
Other industries	2,929	41	1.4
Total	$347,274	$2,750	0.8%

(1)    Funded exposure excludes approximately $48.6 billion, primarily related to the delinquency-managed credit portfolio of the private bank, with an associated ACLL of approximately $297 million and loans at fair value that are not subject to ACLL under the CECL standard.
(2)    As of September 30, 2021, the ACLL shown above reflects coverage of 0.4% of funded investment-grade exposure and 2.3% of funded non-investment-grade exposure.
(3)    Excludes approximately $297 million of ACLL primarily associated with delinquency-managed private bank exposures at September 30, 2021. Including those reserves and exposures, the total ACLL is 0.8% of total funded exposure, including 0.4% of funded investment-grade exposure and 2.3% of funded non-investment-grade exposure.

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

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2021	2021	2021	2020	2020
Corporate non-accrual loans(1)(2)
North America	$1,166	$1,154	$1,566	$1,928	$2,018
EMEA	444	480	591	661	720
Latin America	679	767	739	719	609
Asia	111	175	210	219	237
Total corporate non-accrual loans	$2,400	$2,576	$3,106	$3,527	$3,584
Consumer non-accrual loans
North America	$772	$879	$961	$1,059	$934
Latin America	549	612	720	774	493
Asia(3)	268	315	303	308	263
Total consumer non-accrual loans	$1,589	$1,806	$1,984	$2,141	$1,690
Total non-accrual loans	$3,989	$4,382	$5,090	$5,668	$5,274

(1)Approximately 56%, 52%, 51%, 59% and 58% of Citi’s corporate non-accrual loans were performing at September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, respectively.
(2)The September 30, 2021 corporate non-accrual loans represented 0.60% of total corporate loans.
(3)    Asia GCB includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$2,576	$1,806	$4,382	$4,016	$1,829	$5,845
Additions	349	470	819	832	403	1,235
Sales and transfers to HFS	(26)	(56)	(82)	—	(42)	(42)
Returned to performing	(43)	(166)	(209)	(12)	(76)	(88)
Paydowns/settlements	(386)	(212)	(598)	(1,037)	(150)	(1,187)
Charge-offs	(47)	(227)	(274)	(158)	(303)	(461)
Other	(23)	(26)	(49)	(57)	29	(28)
Ending balance	$2,400	$1,589	$3,989	$3,584	$1,690	$5,274
	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$3,527	$2,141	$5,668	$2,188	$1,816	$4,004
Additions	1,342	1,678	3,020	4,062	1,993	6,055
Sales and transfers to HFS	(402)	(138)	(540)	(1)	(73)	(74)
Returned to performing	(101)	(518)	(619)	(129)	(280)	(409)
Paydowns/settlements	(1,761)	(532)	(2,293)	(2,193)	(583)	(2,776)
Charge-offs	(180)	(1,006)	(1,186)	(290)	(908)	(1,198)
Other	(25)	(36)	(61)	(53)	(275)	(328)
Ending balance	$2,400	$1,589	$3,989	$3,584	$1,690	$5,274

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2021	2021	2021	2020	2020
OREO
North America	$10	$12	$14	$19	$22
EMEA	—	—	—	—	—
Latin America	10	11	10	7	8
Asia	1	10	19	17	12
Total OREO	$21	$33	$43	$43	$42
Non-accrual assets
Corporate non-accrual loans	$2,400	$2,576	$3,106	$3,527	$3,584
Consumer non-accrual loans	1,589	1,806	1,984	2,141	1,690
Non-accrual loans (NAL)	$3,989	$4,382	$5,090	$5,668	$5,274
OREO	$21	$33	$43	$43	$42
Non-accrual assets (NAA)	$4,010	$4,415	$5,133	$5,711	$5,316
NAL as a percentage of total loans	0.60%	0.65%	0.76%	0.84%	0.79%
NAA as a percentage of total assets	0.17	0.19	0.22	0.25	0.24
ACLL as a percentage of NAL(1)	444%	439%	425%	440%	501%

(1)The ACLL includes the allowance for Citi’s credit card portfolios and purchased credit-distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios).

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Sept. 30, 2021	Dec. 31, 2020
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$114	$193
Mortgage and real estate	53	60
Financial institutions	—	—
Other	31	30
Total	$198	$283
In offices outside the U.S.
Commercial and industrial(2)	$138	$132
Mortgage and real estate	12	32
Financial institutions	—	—
Other	20	3
Total	$170	$167
Total corporate renegotiated loans	$368	$450
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,455	$1,904
Cards	1,340	1,449
Installment and other	30	33
Total	$2,825	$3,386
In offices outside the U.S.
Mortgage and real estate	$229	$361
Cards	361	533
Installment and other	437	519
Total	$1,027	$1,413
Total consumer renegotiated loans	$3,852	$4,799

(1)Includes $337 million and $415 million of non-accrual loans included in the non-accrual loans table above at September 30, 2021 and December 31, 2020, respectively. The remaining loans are accruing interest.
(2)In addition to modifications reflected as TDRs at September 30, 2021 and December 31, 2020, Citi also modified zero and $47 million, respectively, of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession or because the modifications qualified for exemptions from TDR accounting provided by the CARES Act or the interagency guidance.
(3)Includes $714 million and $873 million of non-accrual loans included in the non-accrual loans table above at September 30, 2021 and December 31, 2020, respectively. The remaining loans were accruing interest.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors—Liquidity Risks” in Citi’s 2020 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Sept. 30, 2021	Jun. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Jun. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Jun. 30, 2021	Sept. 30, 2020
Available cash	$255.1	$259.3	$279.3	$3.5	$2.8	$2.0	$258.5	$262.2	$281.3
U.S. sovereign	108.9	91.1	80.6	64.3	61.5	56.0	173.2	152.6	136.6
U.S. agency/agency MBS	45.3	41.5	34.6	6.0	5.2	5.8	51.3	46.7	40.4
Foreign government debt(1)	50.2	47.2	44.5	11.2	12.0	17.0	61.4	59.2	61.5
Other investment grade	1.8	1.5	1.5	0.3	0.3	0.7	2.1	1.9	2.2
Total HQLA (AVG)	$461.2	$440.7	$440.5	$85.3	$81.8	$81.5	$546.5	$522.6	$522.0

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

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities and any amounts in excess of these minimums that are assumed to be transferable to other entities within Citigroup. Citigroup’s HQLA increased quarter-over-quarter, primarily reflecting growth in deposits.
As of September 30, 2021, Citigroup had approximately $994 billion of available liquidity resources to support client and business needs, including end-of-period HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within Citi’s HQLA to support Federal Home Loan Bank (FHLB) and Federal Reserve Bank discount window borrowing capacity.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Sept. 30, 2021	Jun. 30, 2021	Sept. 30, 2020
HQLA	$546.5	$522.6	$522.0
Net outflows	474.8	461.7	442.6
LCR	115%	113%	118%
HQLA in excess of net outflows	$71.7	$60.9	$79.4

Note: The amounts are presented on an average basis.

As of September 30, 2021, Citigroup’s average LCR increased from the quarter ended June 30, 2021. The increase was primarily driven by lower funding needs in broker-dealer subsidiaries along with debt issuance in the latter part of the prior quarter.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
As previously disclosed, in October 2020, the U.S. banking agencies adopted a final rule to assess the availability of a bank’s stable funding against a required level.
The final rule became effective beginning July 1, 2021, while public disclosure requirements to report the ratio will occur on a semiannual basis beginning June 30, 2023. Citi was in compliance with the final rule as of the third quarter of 2021.

Loans
The table below details the average loans, by business and/or segment, and the total end-of-period loans for each of the periods indicated:

In billions of dollars	Sept. 30, 2021	Jun. 30, 2021	Sept. 30, 2020
Global Consumer Banking
North America	$173.8	$171.9	$179.1
Latin America	13.2	13.5	13.6
Asia(1)	75.9	83.2	79.7
Total	$262.9	$268.6	$272.4
Institutional Clients Group
Corporate lending	$129.2	$134.4	$166.1
Treasury and trade solutions (TTS)	73.7	71.6	67.1
Private bank	125.9	123.9	110.3
Markets and securities services and other	72.0	65.8	53.1
Total	$400.8	$395.8	$396.6
Total Corporate/Other	$4.7	$5.8	$8.2
Total Citigroup loans (AVG)	$668.5	$670.3	$677.2
Total Citigroup loans (EOP)	$664.8	$676.8	$666.9

(1)Includes loans in certain EMEA countries for all periods presented.

End-of-period loans were largely unchanged year-over-year and declined 2% quarter-over-quarter.
On an average basis, loans declined 1% year-over-year and were largely unchanged sequentially. Excluding the impact of FX translation, average loans declined 2% year-over-year and were largely unchanged sequentially. On this basis, average GCB loans declined 4% year-over-year, primarily reflecting the reclassification of loans to held-for-sale as a result of Citi’s agreement to sell its consumer banking business in Australia.
Excluding the impact of FX translation, average ICG loans were largely unchanged year-over-year. Loans in corporate lending declined 23% on an average basis, reflecting net repayments as Citi continued to assist its clients in accessing the capital markets, as well as lower demand. Private bank loans increased 14%, largely driven by increased secured lending to high-net-worth clients. Markets and securities services loans increased 35%, reflecting an increase in securitization financing. TTS loans increased 9%, reflecting an increase in trade flows and originations.
Average Corporate/Other loans continued to decline (down 42%), driven by the wind-down of legacy assets.
Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Sept. 30, 2021	Jun. 30, 2021	Sept. 30, 2020
Global Consumer Banking(1)
North America	$208.4	$204.2	$182.1
Latin America	24.2	24.1	22.5
Asia(2)	120.7	124.6	115.2
Total	$353.3	$352.9	$319.8
Institutional Clients Group
Treasury and trade solutions (TTS)	$674.8	$659.3	$678.6
Banking ex-TTS	179.5	172.3	150.1
Markets and securities services	127.2	127.6	107.9
Total	$981.6	$959.2	$936.6
Corporate/Other	$8.2	$9.1	$11.4
Total Citigroup deposits (AVG)	$1,343.0	$1,321.3	$1,267.8
Total Citigroup deposits (EOP)	$1,347.5	$1,310.3	$1,262.6

(1)Reflects deposits within retail banking.
(2)Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 7% year-over-year and 3% sequentially.
On an average basis, deposits increased 6% year-over-year and 2% sequentially. Excluding the impact of FX translation, average deposits grew 5% from the prior-year period and 2% sequentially. The year-over-year increase reflected continued client engagement as well as the elevated level of liquidity in the financial system. On this basis, average deposits in GCB increased 9%, with strong growth in North America.
Excluding the impact of FX translation, average deposits in ICG grew 4% year-over-year, with strong growth in the private bank and securities services.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.6 years as of September 30, 2021, compared to 8.6 years as of the prior year and 8.8 years as of the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Sept. 30, 2021	Jun. 30, 2021	Sept. 30, 2020
Non-bank(1)
Benchmark debt:
Senior debt	$123.9	$127.8	$126.3
Subordinated debt	26.0	26.2	27.4
Trust preferred	1.7	1.7	1.7
Customer-related debt	74.7	73.9	61.0
Local country and other(2)	7.2	6.3	8.1
Total non-bank	$233.6	$235.9	$224.5
Bank
FHLB borrowings	$5.8	$9.5	$14.7
Securitizations(3)	11.0	11.6	16.4
Citibank benchmark senior debt	3.6	3.7	14.2
Local country and other(2)	4.3	3.9	3.5
Total bank	$24.7	$28.7	$48.8
Total long-term debt	$258.3	$264.6	$273.3

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of September 30, 2021, non-bank included $63.5 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries, as well as certain Citigroup consolidated hedging activities.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Citi-branded credit card receivables.

Citi’s total long-term debt outstanding decreased year-over-year, primarily driven by declines in unsecured benchmark senior debt, FHLB borrowings and securitizations at the bank, partially offset by the issuance of customer-related debt at the non-bank entities. Sequentially, long-term debt outstanding decreased, driven primarily by decreases in FHLB borrowings at the bank and unsecured benchmark senior debt at the non-bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the third quarter of 2021, Citi redeemed or repurchased an aggregate of approximately $5.9 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q21		2Q21		3Q20
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$2.8	$0.3	$1.8	$8.7	$1.4	$—
Subordinated debt	—	—	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	6.9	9.8	8.5	15.4	6.6	6.2
Local country and other	0.6	1.3	1.0	1.5	0.1	0.4
Total non-bank	$10.3	$11.4	$11.3	$25.6	$8.1	$6.6
Bank
FHLB borrowings	$3.8	$—	$1.4	$—	$0.3	$—
Securitizations	—	—	1.2	—	1.2	—
Citibank benchmark senior debt	—	—	5.5	—	2.1	—
Local country and other	0.5	1.1	0.1	0.4	3.5	0.4
Total bank	$4.3	$1.1	$8.2	$0.4	$7.1	$0.4
Total	$14.6	$12.4	$19.5	$26.0	$15.2	$7.0

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2021, as well as its aggregate expected remaining long-term debt maturities by year as of September 30, 2021:

	2021 YTD	Maturities
In billions of dollars		2021	2022	2023	2024	2025	2026	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$8.9	$5.6	$11.4	$12.7	$11.1	$9.9	$18.5	$54.8	$123.9
Subordinated debt	—	—	0.8	1.3	1.0	5.2	2.6	15.0	26.0
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt	24.0	1.7	11.2	8.7	8.0	4.8	4.5	35.8	74.7
Local country and other	3.0	0.6	1.9	2.2	—	—	0.7	1.8	7.2
Total non-bank	$35.9	$7.9	$25.2	$24.9	$20.2	$20.0	$26.3	$109.1	$233.6
Bank
FHLB borrowings	$5.2	$0.5	$5.3	$—	$—	$—	$—	$—	$5.8
Securitizations	4.8	1.3	2.1	3.4	1.2	0.4	—	2.6	11.0
Citibank benchmark senior debt	9.8	—	0.9	—	2.7	—	—	—	3.6
Local country and other	0.8	0.7	1.4	0.6	1.0	0.1	—	0.5	4.3
Total bank	$20.5	$2.5	$9.7	$4.0	$4.9	$0.5	$—	$3.1	$24.7
Total long-term debt	$56.5	$10.4	$34.9	$28.9	$25.1	$20.5	$26.3	$112.2	$258.3

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
Secured funding of $209 billion as of September 30, 2021 increased 1% from the prior-year period and decreased 6% sequentially. Excluding the impact of FX translation, secured funding was largely unchanged from the prior-year period and decreased 4% sequentially, driven by normal business activity. The average balance for secured funding was approximately $229 billion for the quarter ended September 30, 2021.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of September 30, 2021.
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

Short-Term Borrowings
Citi’s short-term borrowings of $30 billion decreased 21% year-over-year, reflecting a decline in FHLB advances, and 6% sequentially, driven by a decline in FHLB advances and unsecured commercial paper, partially offset by increases in asset-backed commercial paper and structured notes (see Note 16 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A+/F1 at Fitch as of September 30, 2021.

Ratings as of September 30, 2021

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
The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank of a hypothetical simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, judgments and uncertainties. Uncertainties include potential ratings limitations that certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior. For example, certain corporate customers and markets counterparties could re-evaluate their business relationships with Citi and limit transactions in certain contracts or market instruments with Citi. Changes in counterparty behavior could impact Citi’s funding and liquidity, as well as the results of operations of certain of its businesses. The actual impact to Citigroup or Citibank is unpredictable and may differ materially from the potential funding and liquidity impacts described below. For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors—Liquidity Risks” in Citi’s 2020 Annual Report on Form 10-K.

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of September 30, 2021, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $1.1 billion, compared to $1.0 billion as of June 30, 2021. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of September 30, 2021, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.5 billion, unchanged from June 30, 2021. Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely impacted.
In total, as of September 30, 2021, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $1.6 billion, compared to $1.4 billion as of June 30, 2021 (see also Note 19 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of September 30, 2021, Citibank had liquidity commitments of approximately $10.0 billion to consolidated asset-backed commercial paper conduits, compared to $9.0 billion as of June 30, 2021 (for additional information, see Note 18 to the Consolidated Financial Statements).
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

Market Risk of Non-Trading Portfolios
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Sept. 30, 2021	Jun. 30, 2021	Sept. 30, 2020
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$151	$156	$65
All other currencies	586	624	702
Total	$737	$780	$767
As a percentage of average interest-earning assets	0.03%	0.04%	0.04%
Estimated initial negative impact to AOCI (after-tax)(2)	$(4,914)	$(4,953)	$(5,757)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(30)	(30)	(36)

(1)Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(70) million for a 100 bps instantaneous increase in interest rates as of September 30, 2021.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The sequential decline in the estimated impact to Citi’s net interest revenue was driven by a decline in non-U.S. dollar exposure due to an increase in non-U.S. interest rates.
The modest sequential decline in the estimated impact to AOCI primarily reflected a continuation of the positioning strategy of Citi Treasury’s investment securities and related interest rate derivatives portfolio.
In the event of a parallel instantaneous 100 bps increase in interest rates, as of September 30, 2021, Citi expects that the $4.9 billion negative impact to AOCI would be offset in stockholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over approximately 37 months.

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

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$151	$206	$77	$(282)	$(442)
All other currencies	586	620	38	(38)	(323)
Total	$737	$826	$115	$(320)	$(765)
Estimated initial impact to AOCI (after-tax)(1)	$(4,914)	$(3,191)	$(2,019)	$1,532	$3,076
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(30)	(19)	(13)	10	16

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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of September 30, 2021, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 0.9%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro and Indian rupee.
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

	For the quarter ended
In millions of dollars, except as otherwise noted	Sept. 30, 2021	Jun. 30, 2021	Sept. 30, 2020
Change in FX spot rate(1)	(2.7)%	1.1%	2.6%
Change in TCE due to FX translation, net of hedges	$(1,042)	$364	$655
As a percentage of TCE	(0.7)%	0.2%	0.4%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(1)	—	(1.0)

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	3rd Qtr.		2nd Qtr.		3rd Qtr.		Change
In millions of dollars, except as otherwise noted	2021		2021		2020		3Q21 vs. 3Q20
Interest revenue(1)	$12,696		$12,514		$13,373		(5)%
Interest expense(2)	2,252		2,264		2,821		(20)
Net interest revenue, taxable equivalent basis(1)	$10,444		$10,250		$10,552		(1)%
Interest revenue—average rate(3)	2.35%		2.34%		2.57%		(22)	bps
Interest expense—average rate	0.52		0.53		0.67		(15)	bps
Net interest margin(3)(4)	1.93		1.92		2.03		(10)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.23%		0.17%		0.14%		9	bps
10-year U.S. Treasury note—average rate	1.32		1.59		0.65		67	bps
10-year vs. two-year spread	109	bps	142	bps	51	bps

Note: All interest expense amounts include FDIC, as well as other similar deposit insurance assessments outside of the U.S.
(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $46 million, $51 million and $59 million for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)Citi’s net interest margin (NIM) is calculated by dividing net interest revenue by average interest-earning assets.

Non-ICG Markets Net Interest Revenue

	3rd Qtr.	2nd Qtr.	3rd Qtr.	Change
In millions of dollars	2021	2021	2020	3Q21 vs. 3Q20
Net interest revenue (NIR)—taxable equivalent basis(1) per above	$10,444	$10,250	$10,552	(1)%
ICG Markets NIR—taxable equivalent basis(1)	1,331	1,453	1,413	(6)
Non-ICG Markets NIR—taxable equivalent basis(1)	$9,113	$8,797	$9,139	—%

(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments discussed in the table above.

Citi’s net interest revenue (NIR) in the third quarter of 2021 decreased 1% to $10.4 billion versus the prior-year period. As set forth in the table above, Citi’s NIR on a taxable equivalent basis also decreased 1% year-over-year, or approximately $100 million, driven by modest declines in both non-ICG Markets NIR and ICG Markets (fixed income markets and equity markets) NIR. The decrease in non-ICG Markets NIR reflected lower loan balances and the impact of lower deposit spreads. The decrease in ICG Markets NIR largely reflected a change in the mix of trading positions in support of client activity.
Citi’s NIM was 1.93% on a taxable equivalent basis in the third quarter of 2021, an increase of 1 basis point from the prior quarter, primarily reflecting higher cards NIR in North America GCB due to higher fees and higher loans, partially offset by growth in the balance sheet due to higher deposits and a decrease in ICG Markets NIR.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)
Taxable Equivalent Basis

Quarterly—Assets	Average volume			Interest revenue			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2021	2021	2020	2021	2021	2020	2021	2021	2020
Deposits with banks(4)	$294,160	$296,445	$307,845	$147	$126	$116	0.20%	0.17%	0.15%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$176,926	$171,568	$153,513	$70	$85	$153	0.16%	0.20%	0.40%
In offices outside the U.S.(4)	146,257	148,253	141,436	194	120	199	0.53	0.32	0.56
Total	$323,183	$319,821	$294,949	$264	$205	$352	0.32%	0.26%	0.47%
Trading account assets(6)(7)
In U.S. offices	$133,649	$142,471	$144,268	$665	$579	$861	1.97%	1.63%	2.37%
In offices outside the U.S.(4)	154,993	159,670	140,765	620	893	597	1.59	2.24	1.69
Total	$288,642	$302,141	$285,033	$1,285	$1,472	$1,458	1.77%	1.95%	2.03%
Investments
In U.S. offices
Taxable	$332,337	$320,206	$282,024	$935	$867	$877	1.12%	1.09%	1.24%
Exempt from U.S. income tax	11,973	12,613	14,166	99	114	126	3.28	3.63	3.54
In offices outside the U.S.(4)	153,802	151,419	142,596	873	863	899	2.25	2.29	2.51
Total	$498,112	$484,238	$438,786	$1,907	$1,844	$1,902	1.52%	1.53%	1.72%
Loans (net of unearned income)(8)
In U.S. offices	$388,415	$382,708	$389,831	$6,035	$5,800	$6,316	6.16%	6.08%	6.45%
In offices outside the U.S.(4)	280,072	287,572	287,369	2,862	2,956	3,130	4.05	4.12	4.33
Total	$668,487	$670,280	$677,200	$8,897	$8,756	$9,446	5.28%	5.24%	5.55%
Other interest-earning assets(9)	$71,193	$69,691	$63,577	$196	$111	$99	1.09%	0.64%	0.62%
Total interest-earning assets	$2,143,777	$2,142,616	$2,067,390	$12,696	$12,514	$13,373	2.35%	2.34%	2.57%
Non-interest-earning assets(6)	$202,248	$199,194	$192,082
Total assets	$2,346,025	$2,341,810	$2,259,472

Nine Months—Assets	Average volume		Interest revenue		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2021	2020	2021	2020	2021	2020
Deposits with banks(4)	$299,315	$273,487	$418	$802	0.19%	0.39%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$170,761	$146,098	$272	$1,076	0.21%	0.98%
In offices outside the U.S.(4)	145,700	137,222	491	885	0.45	0.86
Total	$316,461	$283,320	$763	$1,961	0.32%	0.92%
Trading account assets(6)(7)
In U.S. offices	$143,639	$143,148	$1,996	$2,789	1.86%	2.60%
In offices outside the U.S.(4)	155,894	129,331	2,099	1,938	1.80	2.00
Total	$299,533	$272,479	$4,095	$4,727	1.83%	2.32%
Investments
In U.S. offices
Taxable	$316,038	$260,161	$2,608	$3,059	1.10%	1.57%
Exempt from U.S. income tax	12,496	14,345	331	361	3.54	3.36
In offices outside the U.S.(4)	151,566	137,127	2,592	2,908	2.29	2.83
Total	$480,100	$411,633	$5,531	$6,328	1.54%	2.05%
Loans (net of unearned income)(8)
In U.S. offices	$383,693	$401,253	$17,877	$20,366	6.23%	6.78%
In offices outside the U.S.(4)	284,553	290,303	8,709	10,514	4.09	4.84
Total	$668,246	$691,556	$26,586	$30,880	5.32%	5.96%
Other interest-earning assets(9)	$72,325	$69,200	$404	$492	0.75%	0.95%
Total interest-earning assets	$2,135,980	$2,001,675	$37,797	$45,190	2.37%	3.02%
Non-interest-earning assets(6)	$198,896	$200,457
Total assets	$2,334,876	$2,202,132

(1)Interest revenue and Net interest revenue include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $46 million, $51 million and $59 million for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively, and $150 million and $148 million for the nine months ended September 30, 2021 and 2020, respectively.
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
(8)Includes cash-basis loans.
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)
Taxable Equivalent Basis

Quarterly—Liabilities	Average volume			Interest expense			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2021	2021	2020	2021	2021	2020	2021	2021	2020
Deposits
In U.S. offices(4)	$558,990	$496,250	$505,627	$476	$456	$691	0.34%	0.37%	0.54%
In offices outside the U.S.(5)	538,800	578,880	553,673	547	499	602	0.40	0.35	0.43
Total	$1,097,790	$1,075,130	$1,059,300	$1,023	$955	$1,293	0.37%	0.36%	0.49%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$132,810	$140,708	$132,721	$195	$170	$168	0.58%	0.48%	0.50%
In offices outside the U.S.(5)	96,137	95,931	83,835	92	90	124	0.38	0.38	0.59
Total	$228,947	$236,639	$216,556	$287	$260	$292	0.50%	0.44%	0.54%
Trading account liabilities(7)(8)
In U.S. offices	$43,740	$48,433	$37,040	$28	$30	$39	0.25%	0.25%	0.42%
In offices outside the U.S.(5)	64,963	73,705	51,557	78	120	84	0.48	0.65	0.65
Total	$108,703	$122,138	$88,597	$106	$150	$123	0.39%	0.49%	0.55%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$65,584	$69,944	$76,817	$(19)	$(17)	$57	(0.11)%	(0.10)%	0.30%
In offices outside the U.S.(5)	27,132	23,738	18,654	27	48	31	0.39	0.81	0.66
Total	$92,716	$93,682	$95,471	$8	$31	$88	0.03%	0.13%	0.37%
Long-term debt(10)
In U.S. offices	$181,723	$191,009	$222,406	$802	$852	$1,023	1.75%	1.79%	1.83%
In offices outside the U.S.(5)	4,061	4,355	3,827	26	16	2	2.54	1.47	0.21
Total	$185,784	$195,364	$226,233	$828	$868	$1,025	1.77%	1.78%	1.80%
Total interest-bearing liabilities	$1,713,940	$1,722,953	$1,686,157	$2,252	$2,264	$2,821	0.52%	0.53%	0.67%
Demand deposits in U.S. offices	$122,731	$78,665	$32,208
Other non-interest-bearing liabilities(7)	307,078	337,136	347,525
Total liabilities	$2,143,749	$2,138,754	$2,065,890
Citigroup stockholders’ equity	$201,608	$202,368	$192,923
Noncontrolling interests	668	688	659
Total equity	$202,276	$203,056	$193,582
Total liabilities and stockholders’ equity	$2,346,025	$2,341,810	$2,259,472
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,246,588	$1,235,013	$1,215,016	$6,485	$6,082	$6,479	2.06%	1.98%	2.12%
In offices outside the U.S.(6)	897,189	907,603	852,374	3,959	4,168	4,073	1.75	1.84	1.90
Total	$2,143,777	$2,142,616	$2,067,390	$10,444	$10,250	$10,552	1.93%	1.92%	2.03%

Nine Months—Liabilities	Average volume		Interest expense		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2021	2020	2021	2020	2021	2020
Deposits
In U.S. offices(4)	$520,311	$475,516	$1,463	$2,778	0.38%	0.78%
In offices outside the U.S.(5)	561,938	533,649	1,567	2,598	0.37	0.65
Total	$1,082,249	$1,009,165	$3,030	$5,376	0.37%	0.71%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$140,153	$137,091	$536	$1,126	0.51%	1.10%
In offices outside the U.S.(5)	93,463	76,189	264	704	0.38	1.23
Total	$233,616	$213,280	$800	$1,830	0.46%	1.15%
Trading account liabilities(7)(8)
In U.S. offices	$47,990	$37,321	$80	$239	0.22%	0.86%
In offices outside the U.S.(5)	68,078	51,333	290	267	0.57	0.69
Total	$116,068	$88,654	$370	$506	0.43%	0.76%
Short-term borrowings and other interest bearing liabilities(9)
In U.S. offices	$69,314	$86,555	$(36)	$487	(0.07)%	0.75%
In offices outside the U.S.(5)	23,933	20,481	106	125	0.59	0.82
Total	$93,247	$107,036	$70	$612	0.10%	0.76%
Long-term debt(10)
In U.S. offices	$191,408	$212,696	$2,559	$3,639	1.79%	2.29%
In offices outside the U.S.(5)	4,396	3,954	55	14	1.67	0.47
Total	$195,804	$216,650	$2,614	$3,653	1.78%	2.25%
Total interest-bearing liabilities	$1,720,984	$1,634,785	$6,884	$11,977	0.53%	0.98%
Demand deposits in U.S. offices	$86,009	$29,921
Other non-interest-bearing liabilities(7)	325,777	343,620
Total liabilities	$2,132,770	$2,008,327
Citigroup stockholders’ equity	$201,426	$193,164
Noncontrolling interests	680	641
Total equity	$202,106	$193,805
Total liabilities and stockholders’ equity	$2,334,876	$2,202,132
Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,237,799	$1,172,136	$18,902	$20,184	2.04%	2.30%
In offices outside the U.S.(6)	898,182	829,539	12,011	13,029	1.79	2.10
Total	$2,135,981	$2,001,675	$30,913	$33,213	1.93%	2.22%

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
(11)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	3Q21 vs. 2Q21			3Q21 vs. 3Q20
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$(1)	$22	$21	$(5)	$36	$31
Securities borrowed and purchased under agreements to resell
In U.S. offices	$3	$(18)	$(15)	$20	$(103)	$(83)
In offices outside the U.S.(3)	(2)	76	74	7	(12)	(5)
Total	$1	$58	$59	$27	$(115)	$(88)
Trading account assets(4)
In U.S. offices	$(38)	$124	$86	$(60)	$(136)	$(196)
In offices outside the U.S.(3)	(25)	(248)	(273)	58	(35)	23
Total	$(63)	$(124)	$(187)	$(2)	$(171)	$(173)
Investments(1)
In U.S. offices	$34	$19	$53	$152	$(121)	$31
In offices outside the U.S.(3)	14	(4)	10	68	(94)	(26)
Total	$48	$15	$63	$220	$(215)	$5
Loans (net of unearned income)(5)
In U.S. offices	$88	$147	$235	$(23)	$(258)	$(281)
In offices outside the U.S.(3)	(77)	(17)	(94)	(78)	(190)	(268)
Total	$11	$130	$141	$(101)	$(448)	$(549)
Other interest-earning assets(6)	$2	$83	$85	$13	$84	$97
Total interest revenue	$(2)	$184	$182	$152	$(829)	$(677)

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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	3Q21 vs. 2Q21			3Q21 vs. 3Q20
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$55	$(35)	$20	$67	$(282)	$(215)
In offices outside the U.S.(3)	(36)	84	48	(16)	(39)	(55)
Total	$19	$49	$68	$51	$(321)	$(270)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$(10)	$35	$25	$—	$27	$27
In offices outside the U.S.(3)	—	2	2	16	(48)	(32)
Total	$(10)	$37	$27	$16	$(21)	$(5)
Trading account liabilities(4)
In U.S. offices	$(3)	$1	$(2)	$6	$(17)	$(11)
In offices outside the U.S.(3)	(13)	(29)	(42)	19	(25)	(6)
Total	$(16)	$(28)	$(44)	$25	$(42)	$(17)
Short-term borrowings and other interest-bearing liabilities(5)
In U.S. offices	$1	$(3)	$(2)	$(7)	$(69)	$(76)
In offices outside the U.S.(3)	6	(27)	(21)	11	(15)	(4)
Total	$7	$(30)	$(23)	$4	$(84)	$(80)
Long-term debt
In U.S. offices	$(41)	$(9)	$(50)	$(181)	$(40)	$(221)
In offices outside the U.S.(3)	(1)	11	10	—	24	24
Total	$(42)	$2	$(40)	$(181)	$(16)	$(197)
Total interest expense	$(42)	$30	$(12)	$(85)	$(484)	$(569)
Net interest revenue	$40	$154	$194	$237	$(345)	$(108)

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
(5)Includes Brokerage payables.

Analysis of Changes in Interest Revenue(1)(2)(3)

	Nine Months 2021 vs. Nine Months 2020
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits with banks(3)	$70	$(454)	$(384)
Securities borrowed and purchased under agreements to resell
In U.S. offices	$156	$(960)	$(804)
In offices outside the U.S.(3)	52	(446)	(394)
Total	$208	$(1,406)	$(1,198)
Trading account assets(4)
In U.S. offices	$10	$(803)	$(793)
In offices outside the U.S.(3)	371	(210)	161
Total	$381	$(1,013)	$(632)
Investments(1)
In U.S. offices	$595	$(1,076)	$(481)
In offices outside the U.S.(3)	285	(601)	(316)
Total	$880	$(1,677)	$(797)
Loans (net of unearned income)(5)
In U.S. offices	$(866)	$(1,623)	$(2,489)
In offices outside the U.S.(3)	(204)	(1,601)	(1,805)
Total	$(1,070)	$(3,224)	$(4,294)
Other interest-earning assets(6)	$21	$(109)	$(88)
Total interest revenue	$490	$(7,883)	$(7,393)

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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	Nine Months 2021 vs. Nine Months 2020
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change
Deposits
In U.S. offices	$241	$(1,556)	$(1,315)
In offices outside the U.S.(3)	131	(1,162)	(1,031)
Total	$372	$(2,718)	$(2,346)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$25	$(615)	$(590)
In offices outside the U.S.(3)	132	(572)	(440)
Total	$157	$(1,187)	$(1,030)
Trading account liabilities(4)
In U.S. offices	$54	$(213)	$(159)
In offices outside the U.S.(3)	77	(54)	23
Total	$131	$(267)	$(136)
Short-term borrowings and other interest bearing liabilities(5)
In U.S. offices	$(81)	$(442)	$(523)
In offices outside the U.S.(3)	19	(38)	(19)
Total	$(62)	$(480)	$(542)
Long-term debt
In U.S. offices	$(340)	$(740)	$(1,080)
In offices outside the U.S.(3)	2	39	41
Total	$(338)	$(701)	$(1,039)
Total interest expense	$260	$(5,353)	$(5,093)
Net interest revenue	$230	$(2,530)	$(2,300)

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
(5)Includes Brokerage payables.

Market Risk of Trading Portfolios

Value at Risk (VAR)
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. As of September 30, 2021, Citi estimates that the conservative features of the VAR calibration contribute an approximate 31% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of June 30, 2021, the add-on was 35%.
As set forth in the table below, Citi’s average trading VAR decreased quarter-over-quarter, mainly due to a reduction in interest rate short hedges as well as a general reduction in interest rate risk, both in ICG Markets businesses. Citi’s average trading and credit portfolio VAR increased quarter-over-quarter, largely driven by increased credit hedging activity.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		Third Quarter		Second Quarter		Third Quarter
In millions of dollars	September 30, 2021	2021 Average	June 30, 2021	2021 Average	September 30, 2020	2020 Average
Interest rate	$65	$61	$62	$76	$69	$82
Credit spread	62	73	77	73	67	79
Covariance adjustment(1)	(43)	(42)	(35)	(44)	(47)	(55)
Fully diversified interest rate and credit spread(2)	$84	$92	$104	$105	$89	$106
Foreign exchange	42	42	35	42	27	23
Equity	36	36	23	31	29	26
Commodity	36	36	48	35	21	25
Covariance adjustment(1)	(103)	(105)	(107)	(104)	(77)	(76)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$95	$101	$103	$109	$89	$104
Specific risk-only component(3)	$(2)	$3	$(4)	$(3)	$(2)	$(10)
Total trading VAR—general market risk factors only (excluding credit portfolios)	$97	$98	$107	$112	$91	$114
Incremental impact of the credit portfolio(4)	$33	$38	$27	$25	$35	$26
Total trading and credit portfolio VAR	$128	$139	$130	$134	$124	$130

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Third Quarter		Second Quarter		Third Quarter
	2021		2021		2020
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$51	$76	$57	$96	$61	$111
Credit spread	62	96	65	86	67	95
Fully diversified interest rate and credit spread	$77	$115	$90	$123	$83	$128
Foreign exchange	38	46	34	48	15	31
Equity	24	50	23	43	22	33
Commodity	27	55	26	50	21	32
Total trading	$86	$120	$90	$130	$87	$128
Total trading and credit portfolio	114	166	116	159	113	150
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	September 30, 2021
Total—all market risk factors, including general and specific risk
Average—during quarter	$102
High—during quarter	121
Low—during quarter	87

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
As of September 30, 2021, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months.

STRATEGIC RISK
For additional information regarding strategic risk, including Citi’s management of strategic risk, see “Managing Global Risk—Strategic Risk” in Citi’s First Quarter of 2021 Form 10-Q and Citi’s 2020 Annual Report on Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of September 30, 2021. (Including the U.S, the total exposure as of September 30, 2021 to the top 25 countries would represent approximately 96% of Citi’s exposure to all countries.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a
Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 32% of corporate loans presented in the table below are to U.K. domiciled entities (32% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 84% of the total U.K. funded loans and 84% of the total U.K. unfunded commitments were investment grade as of September 30, 2021.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 3Q21	Total as of 2Q21	Total as of 3Q20	Total as a % of Citi as of 3Q21
United Kingdom	$43.1	$0.2	$2.1	$51.8	$19.6	$(5.0)	$4.4	$(4.6)	$111.6	$112.7	$108.5	6.3%
Mexico	13.5	13.0	0.3	7.9	2.8	(0.9)	20.0	3.4	60.0	62.5	60.9	3.4
Hong Kong	20.9	14.6	0.3	7.3	1.2	(1.4)	8.6	1.3	52.8	52.6	47.9	3.0
Singapore	15.9	13.8	0.3	7.3	1.6	(0.7)	6.2	1.6	46.0	43.6	44.1	2.6
Ireland	14.7	—	1.4	28.4	0.6	(0.2)	—	0.4	45.3	43.8	41.2	2.5
South Korea	3.8	16.6	0.1	2.2	2.0	(0.8)	9.8	0.5	34.2	36.7	33.2	1.9
India	7.1	3.8	0.8	6.3	3.2	(0.7)	9.2	0.6	30.3	27.7	31.6	1.7
Brazil	10.5	—	—	2.9	5.6	(0.7)	5.1	1.0	24.4	26.1	25.1	1.4
China	7.7	3.6	0.7	2.3	1.0	(0.6)	6.1	(0.6)	20.2	19.8	21.7	1.1
Japan	2.5	—	0.1	4.8	4.2	(1.6)	5.0	4.3	19.3	16.6	19.7	1.1
Australia(7)	4.6	—	—	9.0	1.7	(0.5)	1.3	1.6	17.7	24.9	21.2	1.0
Taiwan	5.3	8.4	0.1	1.2	0.7	(0.1)	0.2	1.2	17.0	17.3	17.0	1.0
Canada	2.0	0.5	0.1	7.2	2.3	(1.2)	3.0	3.0	16.9	17.9	17.0	0.9
United Arab Emirates	8.0	1.4	0.1	4.1	0.8	(0.4)	2.5	0.1	16.6	14.2	11.9	0.9
Jersey	7.0	—	0.2	7.8	0.1	(0.2)	—	—	14.9	15.0	13.3	0.8
Germany	0.2	—	0.1	6.0	4.5	(3.6)	6.8	0.4	14.4	19.4	27.1	0.8
Poland	3.1	1.8	—	2.7	0.2	(0.1)	3.4	0.1	11.2	11.5	15.1	0.6
Malaysia	1.4	3.3	0.2	0.9	0.2	—	2.1	0.1	8.2	8.3	8.4	0.5
Thailand	1.0	2.5	—	2.1	0.1	—	2.0	0.3	8.0	7.5	7.9	0.4
Indonesia	2.2	0.6	—	1.3	0.1	(0.1)	1.5	0.2	5.8	6.0	6.0	0.3
Russia	2.3	0.7	—	0.8	0.1	(0.1)	1.6	0.1	5.5	5.4	4.6	0.3
Luxembourg	1.0	—	—	—	0.3	(0.8)	4.8	—	5.3	5.9	6.7	0.3
Philippines	0.8	1.2	0.1	0.5	0.2	—	1.5	(0.3)	4.0	4.1	4.7	0.2
South Africa	1.5	—	0.1	0.6	0.3	(0.1)	1.6	(0.2)	3.8	3.7	3.5	0.2
Czech Republic	0.8	—	—	0.7	1.4	—	0.5	0.1	3.5	3.6	3.8	0.2
Total as a % of Citi’s total exposure												33.4%
Total as a % of Citi’s non-U.S. total exposure												90.7%

(1)    ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of September 30, 2021, private bank loans in the table above totaled $32.4 billion, concentrated in Hong Kong ($9.2 billion), the U.K. ($8.6 billion) and Singapore ($7.5 billion).
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
(7)    September 30, 2021 excludes GCB loans reclassified to held-for-sale as a result of Citi’s agreement to sell its consumer banking business in Australia. For additional information, see “Asia GCB” above and Note 2 to the Consolidated Financial Statements.

Argentina
Citi operates in Argentina through its ICG businesses. As of September 30, 2021, Citi’s net investment in its Argentine operations was approximately $1.3 billion. Citi uses the U.S. dollar as the functional currency for its operations in highly inflationary countries under U.S. GAAP. Citi uses Argentina’s official market exchange rate to remeasure its net Argentine peso-denominated assets into the U.S. dollar. As of September 30, 2021, the official Argentine peso exchange rate against the U.S. dollar was 98.74.
As previously disclosed, the Central Bank of Argentina has continued to maintain certain capital and currency controls that restrict Citi’s ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations. Citi’s net investment in its Argentine operations is likely to increase as Citi generates net income in its Argentine franchise and its earnings cannot be remitted.
Due to the currency controls implemented by the Central Bank of Argentina, certain indirect foreign exchange mechanisms have developed that some Argentine entities may use to obtain U.S. dollars, generally at rates that are significantly higher than Argentina’s official exchange rate. Citibank Argentina is precluded from accessing these alternative mechanisms, and these exchange mechanisms cannot be used to remeasure Citi’s net monetary assets into the U.S. dollar under U.S. GAAP. Citi cannot predict future fluctuations in Argentina’s official market exchange rate or to what extent Citi may be able to access U.S. dollars at the official exchange rate in the future.
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of September 30, 2021, the international NDF market had very limited liquidity, resulting in Citi being unable to economically hedge nearly all of its Argentine peso exposure. As a result, and to the extent that Citi does not execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net Argentine peso‐denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.

Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate allowances for credit losses on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for such risks under U.S. GAAP as of September 30, 2021. However, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures. For additional information on emerging markets risks, see “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.

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

Citi is required to exercise subjective judgments relating to the applicability and functionality of internal valuation models, the significance of inputs or value drivers to the valuation of an instrument and the degree of illiquidity and subsequent lack of observability in certain markets. The fair value of these instruments is reported on Citi’s Consolidated Balance Sheet with the changes in fair value recognized in either the Consolidated Statement of Income or in AOCI.
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

Citi’s Allowance for Credit Losses (ACL)
The table below shows Citi’s ACL as of the third quarter of 2021. For information on the drivers of Citi’s ACL release in the third quarter, see below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2020	1Q21 build (release)	1Q21 FX/Other	Balance Mar. 31, 2021	2Q21 build (release)	2Q21 FX/Other	Balance Jun. 30, 2021	3Q21 build (release)	3Q21 FX/Other	Balance Sept. 30, 2021	ACLL/EOP loans Sept. 30, 2021(1)
Cards(1)	$16,805	$(1,523)	$(42)	$15,240	$(1,106)	$25	$14,159	$(906)	$(229)	$13,024	9.09%
All other GCB	2,419	(283)	(42)	2,094	(292)	28	1,830	(125)	(129)	1,576
Global Consumer Banking	$19,224	$(1,806)	$(84)	$17,334	$(1,398)	$53	$15,989	$(1,031)	$(358)	$14,600	5.61%
Institutional Clients Group	5,402	(1,312)	(6)	4,084	(949)	(8)	3,127	(65)	(15)	3,047	0.77
Corporate/Other	330	(109)	(1)	220	(99)	1	122	(53)	(1)	68
Allowance for credit losses on loans (ACLL)	$24,956	$(3,227)	$(91)	$21,638	$(2,446)	$46	$19,238	$(1,149)	$(374)	$17,715	2.69%
Allowance for credit losses on unfunded lending commitments (ACLUC)	2,655	(626)	(17)	2,012	44	17	2,073	(13)	3	2,063
Other	146	1	(1)	146	1	1	148	(13)	2	137
Total ACL	$27,757	$(3,852)	$(109)	$23,796	$(2,401)	$64	$21,459	$(1,175)	$(369)	$19,915

(1)    As of September 30, 2021, in North America GCB, Citi-branded cards ACLL/EOP loans was 8.3% and Citi retail services ACLL/EOP loans was 11.5%.

Citi’s reserves for expected credit losses on funded loans and unfunded lending commitments, standby letters of credit and financial guarantees are reflected on the Consolidated Balance Sheet in the Allowance for credit losses on loans (ACLL) and Other liabilities (Allowance for credit losses on unfunded lending commitments (ACLUC)), respectively. In addition, Citi reserves for expected credit losses on other financial assets carried at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables. These reserves, together with the ACLL and ACLUC, are referred to as the ACL. Changes in the ACL are reflected as Provision for credit losses in the Consolidated Statement of Income for each reporting period.
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

3Q21 Changes in the Allowance
In the third quarter of 2021, Citi released $1.1 billion of the ACL for its consumer portfolios and $0.1 billion of the ACL for its corporate portfolios, for a total release of $1.2 billion. The release in the consumer ACL was driven primarily by continued improvements in portfolio credit quality, as well as the continued improvement in the macroeconomic outlook. The release in the corporate ACL was also driven primarily by improvements in portfolio credit quality. The overall qualitative management adjustments declined compared to the previous quarter. Based on its latest macroeconomic forecast, Citi believes its analysis of the ACL reflects the forward view of the economic environment as of September 30, 2021.

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
The tables below show Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. Real GDP growth rate used in determining Citi’s ACL for each quarterly reporting period from 3Q20 to 3Q21:

	Quarterly average
U.S. unemployment	4Q21	2Q22	4Q22	13-quarter average(1)
Citi forecast at 3Q20	6.4%	6.1%	5.7%	6.6%
Citi forecast at 4Q20	6.3	6.1	5.7	6.1
Citi forecast at 1Q21	4.9	4.1	3.8	4.3
Citi forecast at 2Q21	4.6	4.1	3.9	4.1
Citi forecast at 3Q21	4.5	4.1	3.9	4.0
(1)    Represents the average unemployment rate for the rolling, forward-looking 13 quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. Real GDP	2021	2022	2023
Citi forecast at 3Q20	3.3%	2.8%	2.6%
Citi forecast at 4Q20	3.7	2.7	2.6
Citi forecast at 1Q21	6.2	4.1	1.9
Citi forecast at 2Q21	6.2	3.7	1.9
Citi forecast at 3Q21	5.9	3.9	2.1
(1)    The year-over-year growth rate is the percentage change in the Real (inflation adjusted) GDP level.
Under the base macroeconomic forecast as of 3Q21, U.S. Real GDP growth is expected to remain strong during the remainder of 2021 and in 2022, and the unemployment rate is expected to continue to improve as the U.S. moves past the peak of the pandemic-related health and economic crisis.

Consumer
As discussed above, Citi’s total consumer ACL release (including Corporate/Other) of $1.1 billion in the third quarter of 2021 reduced the ACL balance to $14.7 billion, or 5.55% of total consumer loans at September 30, 2021. The release was primarily driven by the continued improvements in portfolio credit quality, as well as the continued improvement in the macroeconomic outlook. Citi’s consumer ACL is largely driven by the cards businesses.
For cards, including Citi’s international businesses, the level of reserves relative to EOP loans decreased to 9.09% at September 30, 2021, compared to 9.72% at June 30, 2021, primarily driven by improvements in portfolio credit quality, as well as the continued improvement in the macroeconomic outlook. For the remaining consumer exposures, the level of reserves relative to EOP loans decreased to 1.4% at September 30, 2021, compared to 1.5% at June 30, 2021.

Corporate
Citi’s corporate ACLL release of $0.1 billion in the third quarter of 2021 reduced the ACLL reserve balance to $3.0 billion, or 0.77% of total funded loans, and was primarily driven by improvements in portfolio credit quality.
The Allowance for credit losses on unfunded lending commitments (ACLUC) release of $14 million in the third quarter of 2021 decreased the total ACLUC reserve balance included in Other liabilities to $2.1 billion at September 30, 2021.

ACLL and Non-accrual Ratios
At September 30, 2021, the ratio of the allowance for credit losses to total funded loans was 2.69% (5.55% for consumer loans and 0.77% for corporate loans) compared to 2.88% at June 30, 2021 (5.84% for consumer loans and 0.80% for corporate loans).
Citi’s total non-accrual loans were $4.0 billion at September 30, 2021, down $393 million from June 30, 2021. Consumer non-accrual loans decreased $217 million to $1.6 billion at September 30, 2021 from $1.8 billion at June 30, 2021, while corporate non-accrual loans decreased $176 million to $2.4 billion at September 30, 2021 from $2.6 billion at June 30, 2021. In addition, the ratio of non-accrual loans to total corporate loans was 0.60%, and 0.60% of non-accrual loans to total consumer loans, at September 30, 2021.

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
Citi performed its annual goodwill impairment test as of July 1, 2021. The fair values of the Company’s reporting units as a percentage of their carrying values ranged from approximately 125% to 153%, resulting in no impairment. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the economic and business environment continue to evolve as management progresses on its strategic refresh, including, among others, the exits of consumer businesses in 13 markets in Asia and EMEA. If management’s best estimate of future key economic and market assumptions were to differ from current assumptions, Citi could potentially experience material goodwill impairment charges in the future. See Note 15 to the Consolidated Financial Statements for a further discussion on goodwill.

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
At September 30, 2021, Citigroup had recorded net DTAs of approximately $24.5 billion, unchanged from June 30, 2021 and a decrease of $0.3 billion from December 31, 2020.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	September 30, 2021	December 31, 2020
Total U.S.	$21.7	$22.2
Total foreign	2.8	2.6
Total	$24.5	$24.8

Of Citi’s total net DTAs of $24.5 billion as of September 30, 2021, $9.2 billion was excluded from Citi’s Common Equity Tier 1 Capital. Excluded from Citi’s Common Equity Tier 1 Capital as of September 30, 2021 was $10.9 billion of net DTAs arising from net operating losses, foreign tax credit (FTC) and general business credit carry-forwards, which decreased by $0.3 billion in the current quarter. The amount excluded was reduced by $1.7 billion of net DTLs, primarily associated with goodwill and certain other intangible assets, that are separately deducted from capital. Net DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” in Citi’s 2020 Annual Report on Form 10-K). For the quarter ended September 30, 2021, Citi did not have any such DTAs. Accordingly, the remaining $15.3 billion of net DTAs as of September 30, 2021 was not deducted in calculating regulatory capital pursuant to Basel III standards and was appropriately risk weighted under those rules.

DTA Realizability
Citi believes that the realization of the recognized net DTAs of $24.5 billion at September 30, 2021 is more-likely-than-not based on management’s expectations as to future taxable income in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).
In the third quarter of 2021, there was no change in Citi’s DTA valuation allowance (VA) requirements for foreign tax credit carry-forwards. As part of its normal planning process in the fourth quarter of 2021, Citi expects to further update its forecasts of operating income and foreign source income, which in turn could affect Citi’s valuation allowance against FTC carry-forwards.

Effective Tax Rate
Citi’s reported effective tax rate for the third quarter of 2021 was approximately 20%, largely unchanged from the third quarter of 2020.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi, in its related quarterly report on Form 10-Q, did not identify any reportable activities for the first quarter of 2021. Citi identified and reported certain activities pursuant to Section 219 for the second quarter of 2021. Citi did not identify any reportable activities pursuant to Section 219 for the third quarter of 2021.

SUPERVISION AND REGULATION

Securities and Commodities Regulation—Swap Dealer/ Security-Based Swap Dealer Requirements
Rules of the U.S. Commodity Futures Trading Commission (CFTC) govern the registration and regulation of swap dealers. As previously disclosed, several Citigroup subsidiaries, including Citibank, Citigroup Global Markets Inc. (CGMI), Citigroup Global Markets Limited (CGML), Citigroup Global Markets Europe (CGME) and Citigroup Energy Inc., are registered with the CFTC as swap dealers. On July 22, 2020, the CFTC adopted final rules establishing capital and financial reporting requirements for swap dealers that took effect in October 2021.
In addition, the SEC has adopted rules governing the registration and regulation of security-based swap dealers. The regulations include requirements related to (i) capital, margin and segregation, (ii) record-keeping, reporting and notification and (iii) risk management practices for uncleared security-based swaps and the cross-border application of certain security-based swap requirements. These requirements also took effect in October 2021.
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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations above, in Citi’s Second Quarter of 2021 Form 10-Q, in Citi’s First Quarter of 2021 Form 10-Q and in Citi’s 2020 Annual Report on Form 10-K and other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2020 Annual Report on Form 10-K; and (iii) the risks and uncertainties summarized below:

•rapidly evolving challenges and uncertainties related to the COVID-19 pandemic in the U.S. and globally, including the duration and further spread of the coronavirus as well as any variants becoming more prevalent and impactful; further production, distribution, acceptance and effectiveness of vaccines; the public response, including consumer and business sentiment, spending patterns, employment trends and credit card usage behaviors; government actions, including fiscal and monetary actions, further imposition of social distancing and restrictions on businesses and the movement of the public; any delay, weakness or unevenness in the economic recovery or any future economic downturn, whether related to supply chain disruptions, inflationary trends, slowing of economic growth in certain countries or otherwise; the potential impact of Citi’s recently announced vaccination requirement on the recruitment and retention of employees; and the potential impact on Citi’s businesses and overall results of operations and financial condition;
•the potential impact on Citi’s ability to return capital to common shareholders consistent with its capital planning efforts and targets, due to, among other things, regulatory capital requirements, including adoption of the U.S. SA-CCR rule; annual recalibration of the Stress Capital Buffer; Citi’s results of operations and financial condition; forecasts of macroeconomic conditions; regulatory evaluations of Citi’s ability to maintain an effective capital management framework; and Citi’s effectiveness in managing and calculating its risk-weighted assets under both the Advance Approaches and the Standardized Approach, the Supplementary Leverage Ratio and the GSIB surcharge; whether due to the impact of the pandemic, the results of the CCAR process and regulatory stress tests or otherwise;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential fiscal, monetary, regulatory, corporate and other income tax and other changes due to the current U.S. presidential administration, regulatory leadership and Congress or in response to the pandemic; raising of the federal debt ceiling; potential changes to various aspects of the regulatory capital framework; the future legislative and regulatory framework resulting from the U.K.’s exit from the European Union, including with respect to financial services; and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, business planning and compliance risks and costs;
•Citi’s ability, as part of its overall strategic priorities, to achieve its projected or expected results from its continued investments and efficiency initiatives and other actions, such as its transformation of infrastructure, risk management and controls, deepening of client relationships, enhancement of offerings and capabilities and revenue and expense expectations, including as a result of factors that Citi cannot control;
•Citi’s ability to achieve its objectives from its strategic refresh, including, among others, those related to its Global Wealth business and its continued pursuit of exits of consumer businesses in 13 markets in Asia and EMEA, which may not be as productive, effective or timely as Citi expects and could result in additional foreign currency translation adjustment (CTA) or other losses, charges or other negative financial or strategic impacts;
•the number of Citibank Korea Inc. employees who apply for voluntary termination benefits and the number of such employees for whom Citi ultimately agrees to provide voluntary termination benefits; and Citi’s ability to successfully wind down and close the Korea consumer banking business, including within the expected timeframe, or Citi’s incurrence of unexpected losses, charges or other costs in connection with the wind-down;
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
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations of hedges on foreign investments; foreign currency volatility and devaluations; sovereign volatility; election outcomes; regulatory changes and political events; foreign exchange controls; limitations on foreign investment; sociopolitical instability (including from hyperinflation); fraud; nationalization or loss of licenses; business restrictions; sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; confiscation of assets; U.S. regulators imposing mandatory loan loss or other reserve requirements on Citi; and higher compliance and regulatory risks and costs;
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
•the potential impact to Citi’s businesses, and results of operations and financial condition, as well as its macroeconomic outlook, due to macroeconomic, geopolitical and other challenges and uncertainties and volatilities, including, among others, slowing of the Chinese economy including negative economic impacts associated with such slowdown or any policy actions, a rapid rise in or an elevated level of inflation; governmental fiscal and monetary actions or expected actions, such as changes in interest rate policies and any program implemented to change the size of central bank balance sheets; geopolitical tensions and conflicts; protracted or widespread trade tensions; natural disasters; additional pandemics; and election outcomes;
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

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2021	2020	2021	2020
Revenues
Interest revenue	$12,650	$13,314	$37,647	$45,042
Interest expense	2,252	2,821	6,884	11,977
Net interest revenue	$10,398	$10,493	$30,763	$33,065
Commissions and fees	$3,399	$2,753	$10,443	$8,707
Principal transactions	2,233	2,508	8,450	11,926
Administration and other fiduciary fees	1,007	892	2,990	2,565
Realized gains on sales of investments, net	117	304	655	1,484
Impairment losses on investments:
Impairment losses on investments and other assets	(30)	(30)	(112)	(154)
Provision for credit losses on AFS debt securities(1)	(1)	4	(1)	(4)
Net impairment losses recognized in earnings	$(31)	$(26)	$(113)	$(158)
Other revenue	$31	$378	$767	$210
Total non-interest revenues	$6,756	$6,809	$23,192	$24,734
Total revenues, net of interest expense	$17,154	$17,302	$53,955	$57,799
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$(188)	$1,931	$(2,793)	$16,298
Provision for credit losses on held-to-maturity (HTM) debt securities	(10)	(16)	(17)	21
Provision for credit losses on other assets	(3)	(13)	3	31
Policyholder benefits and claims	22	58	89	97
Provision for credit losses on unfunded lending commitments	(13)	424	(595)	1,094
Total provisions for credit losses and for benefits and claims(2)	$(192)	$2,384	$(3,313)	$17,541
Operating expenses
Compensation and benefits	$6,058	$5,595	$18,041	$16,873
Premises and equipment	560	575	1,694	1,702
Technology/communication	1,997	1,891	5,744	5,355
Advertising and marketing	402	238	1,012	865
Other operating	2,467	2,665	7,258	7,272
Total operating expenses	$11,484	$10,964	$33,749	$32,067
Income from continuing operations before income taxes	$5,862	$3,954	$23,519	$8,191
Provision for income taxes	1,193	777	4,680	1,409
Income from continuing operations	$4,669	$3,177	$18,839	$6,782
Discontinued operations
Income (loss) from discontinued operations	$(1)	$(7)	$7	$(26)
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$(1)	$(7)	$7	$(26)
Net income before attribution of noncontrolling interests	$4,668	$3,170	$18,846	$6,756
Noncontrolling interests	24	24	67	18
Citigroup’s net income	$4,644	$3,146	$18,779	$6,738
Basic earnings per share(3)
Income from continuing operations	$2.17	$1.37	$8.70	$2.82
Income from discontinued operations, net of taxes	—	—	—	(0.01)
Net income	$2.17	$1.37	$8.70	$2.81
Weighted average common shares outstanding (in millions)	2,009.3	2,081.8	2,049.3	2,087.1
Diluted earnings per share(3)
Income from continuing operations	$2.15	$1.36	$8.64	$2.81
Income (loss) from discontinued operations, net of taxes	—	—	—	(0.01)
Net income	$2.15	$1.36	$8.65	$2.80
Adjusted weighted average common shares outstanding (in millions)	2,026.2	2,094.3	2,065.3	2,100.1

(1)    In accordance with ASC 326.
(2)    This total excludes the provision for credit losses on AFS securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Citigroup’s net income	$4,644	$3,146	$18,779	$6,738
Add: Citigroup’s other comprehensive income(1)
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$(279)	$(282)	$(2,538)	$3,683
Net change in debt valuation adjustment (DVA), net of taxes(2)	(82)	(307)	(186)	601
Net change in cash flow hedges, net of taxes	(201)	(235)	(930)	1,736
Benefit plans liability adjustment, net of taxes	135	246	936	(117)
Net change in foreign currency translation adjustment, net of taxes and hedges	(1,312)	897	(2,063)	(2,651)
Net change in excluded component of fair value hedges, net of taxes	8	(39)	(12)	1
Citigroup’s total other comprehensive income (loss)	$(1,731)	$280	$(4,793)	$3,253
Citigroup’s total comprehensive income	$2,913	$3,426	$13,986	$9,991
Add: Other comprehensive loss attributable to noncontrolling interests	$(31)	$19	$(71)	$7
Add: Net income (loss) attributable to noncontrolling interests	24	24	67	18
Total comprehensive income	$2,906	$3,469	$13,982	$10,016

(1)See Note 17 to the Consolidated Financial Statements.
(2)See Note 20 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	September 30,
	2021	December 31,
In millions of dollars	(Unaudited)	2020
Assets
Cash and due from banks (including segregated cash and other deposits)	$28,906	$26,349
Deposits with banks, net of allowance	294,902	283,266
Securities borrowed and purchased under agreements to resell (including $212,200 and $185,204 as of September 30, 2021 and December 31, 2020, respectively, at fair value), net of allowance	337,696	294,712
Brokerage receivables, net of allowance	59,487	44,806
Trading account assets (including $142,662 and $168,967 pledged to creditors at September 30, 2021 and December 31, 2020, respectively)	342,914	375,079
Investments:
Available-for-sale debt securities (including $8,685 and $5,921 pledged to creditors as of September 30, 2021 and December 31, 2020, respectively), net of allowance	295,573	335,084
Held-to-maturity debt securities (including $1,257 and $547 pledged to creditors as of September 30, 2021 and December 31, 2020, respectively), net of allowance	198,056	104,943
Equity securities (including $918 and $1,066 at fair value as of September 30, 2021 and December 31, 2020, respectively)	7,220	7,332
Total investments	$500,849	$447,359
Loans:
Consumer (including $13 and $14 as of September 30, 2021 and December 31, 2020, respectively, at fair value)	264,250	288,839
Corporate (including $7,146 and $6,840 as of September 30, 2021 and December 31, 2020, respectively, at fair value)	400,514	387,044
Loans, net of unearned income	$664,764	$675,883
Allowance for credit losses on loans (ACLL)	(17,715)	(24,956)
Total loans, net	$647,049	$650,927
Goodwill	21,573	22,162
Intangible assets (including MSRs of $409 and $336 as of September 30, 2021 and December 31, 2020, respectively, at fair value)	4,553	4,747
Other assets (including $11,895 and $14,613 as of September 30, 2021 and December 31, 2020, respectively, at fair value), net of allowance	123,947	110,683
Total assets	$2,361,876	$2,260,090

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

	September 30,
	2021	December 31,
In millions of dollars	(Unaudited)	2020
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$194	$281
Trading account assets	10,433	8,104
Investments	897	837
Loans, net of unearned income
Consumer	33,497	37,561
Corporate	12,760	17,027
Loans, net of unearned income	$46,257	$54,588
Allowance for credit losses on loans (ACLL)	(2,998)	(3,794)
Total loans, net	$43,259	$50,794
Other assets	1,186	43
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$55,969	$60,059
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2021	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2020
Liabilities
Non-interest-bearing deposits in U.S. offices	$145,103	$126,942
Interest-bearing deposits in U.S. offices (including $910 and $879 as of September 30, 2021 and December 31, 2020, respectively, at fair value)	567,902	503,213
Non-interest-bearing deposits in offices outside the U.S.	94,016	100,543
Interest-bearing deposits in offices outside the U.S. (including $1,803 and $1,079 as of September 30, 2021 and December 31, 2020, respectively, at fair value)	540,507	549,973
Total deposits	$1,347,528	$1,280,671
Securities loaned and sold under agreements to repurchase (including $75,262 and $60,206 as of September 30, 2021 and December 31, 2020, respectively, at fair value)	209,184	199,525
Brokerage payables (including $3,423 and $6,835 as of September 30, 2021 and December 31, 2020, respectively, at fair value)	60,501	50,484
Trading account liabilities	179,286	168,027
Short-term borrowings (including $8,814 and $4,683 as of September 30, 2021 and December 31, 2020, respectively, at fair value)	29,683	29,514
Long-term debt (including $78,178 and $67,063 as of September 30, 2021 and December 31, 2020, respectively, at fair value)	258,274	271,686
Other liabilities, net of allowance	75,810	59,983
Total liabilities	$2,160,266	$2,059,890
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of September 30, 2021—719,800 and as of December 31, 2020—779,200, at aggregate liquidation value	$17,995	$19,480
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of September 30, 2021—3,099,651,835 and as of December 31, 2020—3,099,763,661	31	31
Additional paid-in capital	107,922	107,846
Retained earnings	183,024	168,272
Treasury stock, at cost: September 30, 2021—1,115,384,596 shares and December 31, 2020—1,017,674,452 shares	(71,246)	(64,129)
Accumulated other comprehensive income (loss) (AOCI)	(36,851)	(32,058)
Total Citigroup stockholders’ equity	$200,875	$199,442
Noncontrolling interests	735	758
Total equity	$201,610	$200,200
Total liabilities and equity	$2,361,876	$2,260,090

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

	September 30,
	2021	December 31,
In millions of dollars	(Unaudited)	2020
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$9,472	$9,278
Long-term debt	13,917	20,405
Other liabilities	751	463
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$24,140	$30,146

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Preferred stock at aggregate liquidation value
Balance, beginning of period	$17,995	$17,980	$19,480	$17,980
Issuance of new preferred stock	—	—	2,300	1,500
Redemption of preferred stock	—	—	(3,785)	(1,500)
Balance, end of period	$17,995	$17,980	$17,995	$17,980
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$107,851	$107,699	$107,877	$107,871
Employee benefit plans	60	93	(3)	(81)
Preferred stock issuance costs (new issuances, net of reclassifications to retained earnings for redemptions)	—	—	40	2
Other	42	3	39	3
Balance, end of period	$107,953	$107,795	$107,953	$107,795
Retained earnings
Balance, beginning of period	$179,686	$163,515	$168,272	$165,369
Adjustments to opening balance, net of taxes(1)
Financial instruments—credit losses (CECL adoption)	—	—	—	(3,076)
Variable post-charge-off third-party collection costs	—	—	—	330
Adjusted balance, beginning of period	$179,686	$163,515	$168,272	$162,623
Citigroup’s net income	4,644	3,146	18,779	6,738
Common dividends(2)	(1,040)	(1,074)	(3,176)	(3,226)
Preferred dividends	(266)	(284)	(811)	(828)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	—	—	(40)	(4)
Balance, end of period	$183,024	$165,303	$183,024	$165,303
Treasury stock, at cost
Balance, beginning of period	$(68,253)	$(64,143)	$(64,129)	$(61,660)
Employee benefit plans(3)	7	6	483	448
Treasury stock acquired(4)	(3,000)	—	(7,600)	(2,925)
Balance, end of period	$(71,246)	$(64,137)	$(71,246)	$(64,137)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(35,120)	$(33,345)	$(32,058)	$(36,318)
Citigroup’s total other comprehensive income	(1,731)	280	(4,793)	3,253
Balance, end of period	$(36,851)	$(33,065)	$(36,851)	$(33,065)
Total Citigroup common stockholders’ equity	$182,880	$175,896	$182,880	$175,896
Total Citigroup stockholders’ equity	$200,875	$193,876	$200,875	$193,876
Noncontrolling interests
Balance, beginning of period	$751	$680	$758	$704
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	—	—	—
Transactions between Citigroup and the noncontrolling-interest shareholders	1	—	2	(6)
Net income attributable to noncontrolling-interest shareholders	24	24	67	18
Distributions paid to noncontrolling-interest shareholders	—	(2)	—	(2)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(31)	19	(71)	7
Other	(10)	(2)	(21)	(2)
Net change in noncontrolling interests	$(16)	$39	$(23)	$15
Balance, end of period	$735	$719	$735	$719
Total equity	$201,610	$194,595	$201,610	$194,595

(1)    See Note 1 to the Consolidated Financial Statements for additional details.
(2)    Common dividends declared were $0.51 per share for each of the first, second and third quarters of 2021 and 2020.

(3)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors-approved common share repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2021	2020
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$18,846	$6,756
Net income attributable to noncontrolling interests	67	18
Citigroup’s net income	$18,779	$6,738
Income (loss) from discontinued operations, net of taxes	7	(26)
Income from continuing operations—excluding noncontrolling interests	$18,772	$6,764
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss on significant disposals(1)	680	—
Depreciation and amortization	2,979	2,886
Provisions for credit losses on loans and unfunded lending commitments	(3,388)	17,392
Realized gains from sales of investments	(655)	(1,484)
Impairment losses on investments and other assets	112	154
Change in trading account assets	32,111	(72,115)
Change in trading account liabilities	11,259	27,096
Change in brokerage receivables net of brokerage payables	(4,664)	(6,026)
Change in loans HFS	(3,068)	1,288
Change in other assets	(1,781)	(28)
Change in other liabilities	8,989	(1,070)
Other, net	(2,161)	2,889
Total adjustments	$40,413	$(29,018)
Net cash provided by (used in) operating activities of continuing operations	$59,185	$(22,254)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(42,984)	$(38,036)
Change in loans	6,613	23,488
Proceeds from sales and securitizations of loans	1,134	924
Purchases of investments	(277,874)	(276,084)
Proceeds from sales of investments	96,203	130,237
Proceeds from maturities of investments	107,361	78,476
Capital expenditures on premises and equipment and capitalized software	(2,811)	(2,300)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	143	25
Other, net	146	70
Net cash used in investing activities of continuing operations	$(112,069)	$(83,200)
Cash flows from financing activities of continuing operations
Dividends paid	$(3,959)	$(4,024)
Issuance of preferred stock	2,300	1,500
Redemption of preferred stock	(3,785)	(1,500)
Treasury stock acquired	(7,448)	(2,925)
Stock tendered for payment of withholding taxes	(328)	(408)
Change in securities loaned and sold under agreements to repurchase	9,659	40,888
Issuance of long-term debt	53,961	65,599
Payments and redemptions of long-term debt	(56,472)	(47,521)
Change in deposits	73,769	192,033
Change in short-term borrowings	169	(7,610)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Nine Months Ended September 30,
In millions of dollars	2021	2020
Net cash provided by financing activities of continuing operations	$67,866	$236,032
Effect of exchange rate changes on cash and due from banks	$(789)	$(802)
Change in cash, due from banks and deposits with banks	14,193	129,776
Cash, due from banks and deposits with banks at beginning of period	309,615	193,919
Cash, due from banks and deposits with banks at end of period	$323,808	$323,695
Cash and due from banks (including segregated cash and other deposits)	$28,906	$25,308
Deposits with banks, net of allowance	294,902	298,387
Cash, due from banks and deposits with banks at end of period	$323,808	$323,695
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$3,063	$3,837
Cash paid during the period for interest	6,894	11,502
Non-cash investing activities(1)(2)
Decrease in net loans associated with significant disposals reclassified to HFS	$8,291	$—
Transfers to loans HFS (Other assets) from loans	5,329	2,122
Non-cash financing activities(1)
Decrease in long-term debt associated with significant disposals reclassified to HFS	$521	$—
Decrease in deposits associated with significant disposals reclassified to HFS	6,912	—

(1)    See Note 2 for further information on significant disposals.
(2)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 22 to the Consolidated Financial Statements for more information and balances as of September 30, 2021.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of September 30, 2021 and for the three- and nine-month periods ended September 30, 2021 and 2020 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Annual Report on Form 10-K) and Citigroup’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 (First Quarter of 2021 Form 10-Q) and for the quarter ended June 30, 2021 (Second Quarter of 2021 Form 10-Q).
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
The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities, receivables and other financial assets measured at amortized cost at the time the financial asset is originated or acquired. The ACL is adjusted each period for changes in lifetime expected credit losses. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple existing impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset, the methodology generally results in an earlier recognition of the provision for credit losses and the related ACL than prior U.S. GAAP. For available-for-sale debt securities where fair value is less than cost that Citi intends to hold or more-likely-than-not will not be required to sell, credit-related impairment, if any, is recognized through an ACL and adjusted each period for changes in credit risk.

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

2. DISCONTINUED OPERATIONS, SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS

Discontinued Operations
The Company’s results from Discontinued operations consisted of residual activities related to previously divested operations. All Discontinued operations results are recorded within Corporate/Other.
The following table summarizes financial information for all Discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Total revenues, net of interest expense	$—	$—	$—	$—
Income (loss) from discontinued operations(1)	$(1)	$(7)	$7	$(26)
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	$(1)	$(7)	$7	$(26)

(1)Amounts in each period relate to the sale of the Egg Banking business in 2011.

Cash flows from Discontinued operations were not material for the periods presented.

Significant Disposals
The following transactions were identified as significant disposals that are recorded within the Global Consumer Banking segment, including the assets and liabilities that were reclassified to held-for-sale within Other assets and Other liabilities on the Consolidated Balance Sheet and the Income (loss) before taxes (benefits) related to each business.

Agreement to Sell Australia Consumer Banking Business
On August 9, 2021, Citi entered into an agreement to sell its Australia consumer banking business. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to close in the first half of 2022. As of the third quarter of 2021, Citi reported the business as held-for-sale, resulting in a pretax loss on sale of approximately $680 million recorded in Other revenue ($580 million after-tax), subject to closing adjustments. The loss on sale primarily reflects the impact of a pretax $625 million currency translation adjustment (CTA) loss (net of hedges) ($475 million after-tax) already reflected in the Accumulated other comprehensive income (AOCI) component of equity. Upon closing, the CTA-related balance would be removed from the AOCI component of equity, resulting in a neutral CTA impact to Citi’s Common Equity Tier 1 Capital.
Income before taxes, excluding the pretax loss on sale, for the Australia consumer banking business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Income before taxes	$95	$78	$236	$153

The following are assets and liabilities for the Australia consumer banking business, which were identified and reclassified to held-for-sale within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet at September 30, 2021:

In millions of dollars	September 30, 2021
Assets
Cash and deposits with banks	$21
Loans (net of allowance of $249 million at September 30, 2021)	8,291
Goodwill and intangible assets	257
Other assets	85
Total assets	$8,654
Liabilities
Deposits	$6,912
Long-term debt	521
Other liabilities	143
Total liabilities	$7,576

Citi did not have any other significant disposals to report as of September 30, 2021. As of November 8, 2021, Citi had not entered into any other definitive sales agreements related to its recently announced intention to pursue exits of its consumer franchises in 13 markets across Asia and EMEA.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

Other Business Exits
Wind-Down of Korea Consumer Banking Business
On October 25, 2021, Citi announced its decision to wind down and close its Korea consumer banking business. In connection with the announcement, Citibank Korea Inc. (CKI) has commenced a voluntary termination program. Due to the voluntary nature of this termination program, no liabilities for termination benefits are recorded until CKI makes formal offers to employees that are then irrevocably accepted by the employees. Citi expects to incur total estimated cash charges ranging from approximately $1.2 billion to $1.5 billion, related to voluntary termination benefits and related costs. Citi does not expect to recognize these charges all at once, but over time through the remainder of 2021 and 2022, as voluntary retirements are phased and irrevocably accepted in order to minimize business and operational impacts.

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
The following tables present certain information regarding the Company’s continuing operations by segment and Corporate/Other:

	Three Months Ended September 30,
	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
In millions of dollars, except identifiable assets in billions	2021	2020	2021	2020	2021	2020	September 30, 2021	December 31, 2020
Global Consumer Banking	$6,260	$7,173	$424	$284	$1,334	$920	$442	$434
Institutional Clients Group	10,786	10,353	991	800	3,443	2,857	1,819	1,730
Corporate/Other	108	(224)	(222)	(307)	(108)	(600)	101	96
Total	$17,154	$17,302	$1,193	$777	$4,669	$3,177	$2,362	$2,260

	Nine Months Ended September 30,
	Revenues, net of interest expense(3)		Provision (benefits) for income taxes		Income (loss) from continuing operations(4)
In millions of dollars	2021	2020	2021	2020	2021	2020
Global Consumer Banking	$20,117	$22,686	$1,654	$(254)	$5,337	$(569)
Institutional Clients Group	33,393	34,974	3,821	2,284	13,210	8,253
Corporate/Other	445	139	(795)	(621)	292	(902)
Total	$53,955	$57,799	$4,680	$1,409	$18,839	$6,782

(1)     Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $8.5 billion and $8.4 billion; in EMEA of $3.1 billion and $3.1 billion; in Latin America of $2.3 billion and $2.2 billion; and in Asia of $3.2 billion and $3.8 billion for the three months ended September 30, 2021 and 2020, respectively. These regional numbers exclude Corporate/Other, which largely operates within the U.S.
(2)     Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $(0.1) billion and $1.7 billion; in the ICG results of $0.0 billion and $0.8 billion; and in the Corporate/Other results of $(0.1) billion and $(0.1) billion for the three months ended September 30, 2021 and 2020, respectively.
(3)     Includes total revenues, net of interest expense, in North America of $25.7 billion and $28.3 billion; in EMEA of $10.1 billion and $9.9 billion; in Latin America of $6.7 billion and $7.0 billion; and in Asia of $11.1 billion and $12.3 billion for the nine months ended September 30, 2021 and 2020, respectively. Regional numbers exclude Corporate/Other, which largely operates within the U.S.
(4)     Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $(0.4) billion and $10.6 billion; in the ICG results of $(2.6) billion and $6.7 billion; and in the Corporate/Other results of $(0.3) billion and $0.2 billion for the nine months ended September 30, 2021 and 2020, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Interest revenue
Loan interest, including fees	$8,874	$9,421	$26,516	$30,820
Deposits with banks	147	116	418	802
Securities borrowed and purchased under agreements to resell	264	352	763	1,961
Investments, including dividends	1,885	1,870	5,455	6,248
Trading account assets(1)	1,284	1,457	4,091	4,720
Other interest-bearing assets	196	98	404	491
Total interest revenue	$12,650	$13,314	$37,647	$45,042
Interest expense
Deposits(2)	$1,023	$1,293	$3,030	$5,376
Securities loaned and sold under agreements to repurchase	287	292	800	1,830
Trading account liabilities(1)	106	123	370	506
Short-term borrowings and other interest-bearing liabilities	8	88	70	612
Long-term debt	828	1,025	2,614	3,653
Total interest expense	$2,252	$2,821	$6,884	$11,977
Net interest revenue	$10,398	$10,493	$30,763	$33,065
Provision (benefit) for credit losses on loans	(188)	1,931	(2,793)	16,298
Net interest revenue after provision for credit losses on loans	$10,586	$8,562	$33,556	$16,767

(1)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(2)Includes deposit insurance fees and charges of $293 million and $375 million for the three months ended September 30, 2021 and 2020, respectively, and $912 million and $870 million for the nine months ended September 30, 2021 and 2020, respectively.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

For additional information on Citi’s commissions and fees, and administration and other fiduciary fees, see Note 5 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

The following tables present Commissions and fees revenue:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$1,493	$—	$—	$1,493	$4,503	$—	$—	$4,503
Brokerage commissions	483	290	—	773	1,626	910	—	2,536
Credit- and bank-card income
Interchange fees	225	2,317	—	2,542	580	6,496	—	7,076
Card-related loan fees	7	164	—	171	19	511	—	530
Card rewards and partner payments(1)	(119)	(2,541)	—	(2,660)	(298)	(7,048)	—	(7,346)
Deposit-related fees(2)	270	69	—	339	774	219	—	993
Transactional service fees	257	24	—	281	749	74	—	823
Corporate finance(3)	214	—	—	214	552	—	—	552
Insurance distribution revenue	3	114	—	117	9	356	—	365
Insurance premiums	—	25	—	25	—	75	—	75
Loan servicing	10	11	3	24	32	28	11	71
Other	19	61	—	80	87	175	3	265
Total commissions and fees(4)	$2,862	$534	$3	$3,399	$8,633	$1,796	$14	$10,443

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Investment banking	$1,076	$—	$—	$1,076	$3,474	$—	$—	$3,474
Brokerage commissions	486	260	—	746	1,545	713	—	2,258
Credit- and bank-card income
Interchange fees	158	1,842	—	2,000	542	5,264	—	5,806
Card-related loan fees	4	157	—	161	18	455	—	473
Card rewards and partner payments(1)	(73)	(2,073)	—	(2,146)	(292)	(5,911)	—	(6,203)
Deposit-related fees(2)	246	79	—	325	699	279	—	978
Transactional service fees	217	20	—	237	659	64	—	723
Corporate finance(3)	77	—	—	77	372	—	—	372
Insurance distribution revenue	4	129	—	133	9	367	—	376
Insurance premiums	—	25	—	25	—	99	—	99
Loan servicing	16	4	10	30	54	26	20	100
Other	34	55	—	89	91	157	3	251
Total commissions and fees(4)	$2,245	$498	$10	$2,753	$7,171	$1,513	$23	$8,707

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
(2)Includes overdraft fees of $28 million and $23 million for the three months ended September 30, 2021 and 2020, respectively, and $75 million and $74 million for the nine months ended September 30, 2021 and 2020, respectively. Overdraft fees are accounted for under ASC 310.
(3)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(4)Commissions and fees include $(2,208) million and $(1,816) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended September 30, 2021 and 2020, respectively, and $(6,031) million and $(5,044) million for the nine months ended September 30, 2021 and 2020, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

The following tables present Administration and other fiduciary fees revenue:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$471	$7	$1	$479	$1,419	$19	$1	$1,439
Fiduciary fees	204	175	3	382	596	511	6	1,113
Guarantee fees	144	1	1	146	429	5	4	438
Total administration and other fiduciary fees(1)	$819	$183	$5	$1,007	$2,444	$535	$11	$2,990

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
In millions of dollars	ICG	GCB	Corporate/Other	Total	ICG	GCB	Corporate/Other	Total
Custody fees	$427	$8	$2	$437	$1,165	$22	$38	$1,225
Fiduciary fees	167	153	—	320	497	441	—	938
Guarantee fees	132	2	1	135	393	5	4	402
Total administration and other fiduciary fees(1)	$726	$163	$3	$892	$2,055	$468	$42	$2,565

(1)    Administration and other fiduciary fees include $146 million and $135 million for the three months ended September 30, 2021 and 2020, respectively, and $438 million and $402 million for the nine months ended September 30, 2021 and 2020, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

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
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Interest rate risks(1)	$461	$993	$2,424	$4,751
Foreign exchange risks(2)	924	960	2,851	3,069
Equity risks(3)	666	157	1,869	1,078
Commodity and other risks(4)	252	248	844	1,007
Credit products and risks(5)	(70)	150	462	2,021
Total	$2,233	$2,508	$8,450	$11,926

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

Net (Benefit) Expense
The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Benefits earned during the period	$—	$—	$36	$38	$—	$—	$2	$2
Interest cost on benefit obligation	87	87	67	59	3	4	25	22
Expected return on assets	(173)	(205)	(65)	(62)	(3)	(4)	(22)	(18)
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)	(3)	—	(2)	(3)
Net actuarial loss	57	62	16	17	—	—	4	5
Settlement loss (gain)(1)	—	—	1	(6)	—	—	—	—
Total net (benefit) expense	$(29)	$(56)	$54	$45	$(3)	$—	$7	$8

(1)    Losses (gains) due to settlement relate to repositioning and divestiture activities.

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Benefits earned during the period	$—	$—	$113	$109	$—	$—	$6	$6
Interest cost on benefit obligation	264	294	199	184	9	14	74	68
Expected return on assets	(529)	(619)	(189)	(183)	(10)	(13)	(65)	(56)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(4)	(4)	(7)	—	(7)	(7)
Net actuarial loss (gain)	173	171	48	51	(1)	—	12	15
Settlement loss (gain)(1)	—	—	5	(3)	—	—	—	—
Total net (benefit) expense	$(91)	$(153)	$172	$154	$(9)	$1	$20	$26

(1)    Losses (gains) due to settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Nine Months Ended September 30, 2021
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$13,815	$8,629	$559	$1,390
Plans measured annually	(25)	(2,248)	—	(277)
Projected benefit obligation at beginning of year—Significant Plans	$13,790	$6,381	$559	$1,113
First quarter activity	(983)	(572)	(37)	(146)
Second quarter activity	265	138	(6)	53
Projected benefit obligation at June 30, 2021—Significant Plans	$13,072	$5,947	$516	$1,020
Benefits earned during the period	—	20	—	1
Interest cost on benefit obligation	87	58	3	23
Actuarial gain	(63)	(65)	(4)	(29)
Benefits paid, net of participants’ contributions and government subsidy	(249)	(87)	(12)	(15)
Settlement gain(1)	—	(8)	—	—
Curtailment gain(1)	—	(14)	—	—
Foreign exchange impact and other	—	(147)	—	(32)
Projected benefit obligation at period end—Significant Plans	$12,847	$5,704	$503	$968
Change in plan assets
Plan assets at fair value at beginning of year	$13,309	$7,831	$331	$1,146
Plans measured annually	—	(1,500)	—	(8)
Plan assets at fair value at beginning of year—Significant Plans	$13,309	$6,331	$331	$1,138
First quarter activity	(435)	(404)	(8)	(44)
Second quarter activity	320	213	5	35
Plan assets at fair value at June 30, 2021—Significant Plans	$13,194	$6,140	$328	$1,129
Actual return on plan assets	86	32	1	18
Company contributions, net of reimbursements	13	16	10	—
Benefits paid, net of participants’ contributions and government subsidy	(249)	(87)	(12)	(15)
Settlements gain(1)	—	(8)	—	—
Foreign exchange impact and other	—	(130)	—	(36)
Plan assets at fair value at period end—Significant Plans	$13,044	$5,963	$327	$1,096
Qualified plans(2)	$865	$259	$(176)	$128
Nonqualified plans(3)	(668)	—	—	—
Funded status of the plans at period end—Significant Plans	$197	$259	$(176)	$128
Net amount recognized at period end
Benefit asset	$865	$808	$—	$128
Benefit liability	(668)	(549)	(176)	—
Net amount recognized on the balance sheet—Significant Plans	$197	$259	$(176)	$128
Amounts recognized in AOCI at period end
Prior service benefit	$—	$(1)	$94	$51
Net actuarial (loss) gain	(6,580)	(884)	86	(207)
Net amount recognized in equity (pretax)—Significant Plans	$(6,580)	$(885)	$180	$(156)
Accumulated benefit obligation at period end—Significant Plans	$12,845	$5,425	$503	$968

(1)Gains due to settlement and curtailment relate to repositioning and divestiture activities.
(2)The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2021 and no minimum required funding is expected for 2021.
(3)The nonqualified plans of the Company are unfunded.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Beginning of period balance, net of tax(1)(2)	$(6,063)	$(6,864)
Actuarial assumptions changes and plan experience	175	1,125
Net asset loss due to difference between actual and expected returns	(116)	(325)
Net amortization	69	216
Curtailment/settlement gain (loss)(3)	1	(3)
Foreign exchange impact and other	46	153
Change in deferred taxes, net	(40)	(230)
Change, net of tax	$135	$936
End of period balance, net of tax(1)(2)	$(5,928)	$(5,928)

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

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Sept. 30, 2021	Sept. 30, 2020
U.S. plans
Qualified pension	2.75%	2.60%
Nonqualified pension	2.70	2.55
Postretirement	2.60	2.45
Non-U.S. plans
Pension	0.25–9.25	0.20–8.40
Weighted average	4.23	3.68
Postretirement	9.50	8.80

The discount rates utilized at period end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
U.S. plans
Qualified pension	2.80%	2.75%	3.10%
Nonqualified pension	2.75	2.70	3.00
Postretirement	2.65	2.60	2.85
Non-U.S. plans
Pension	0.30–9.55	0.25–9.25	0.25–9.30
Weighted average	4.37	4.23	4.26
Postretirement	9.80	9.50	9.70

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended September 30, 2021
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$9	$(12)
Non-U.S. plans	1	3
Postretirement
U.S. plans	—	(1)
Non-U.S. plans	(2)	2

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first nine months of 2021.
The following table summarizes the Company’s actual contributions for the nine months ended September 30, 2021 and 2020, as well as expected Company contributions for the remainder of 2021 and the actual contributions made in 2020:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Company contributions(2) for the nine months ended September 30	$41	$42	$116	$111	$19	$—	$6	$6
Company contributions (reimbursements) made during the remainder of the year	—	14	—	47	—	(15)	—	3
Company contributions expected to be made during the remainder of the year	16	—	36	—	2	—	2	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
U.S. plans	$113	$101	$324	$304
Non-U.S. plans	87	73	270	223

Post Employment Plans
The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Service-related expense
Interest cost on benefit obligation	$—	$1	$—	$1
Amortization of unrecognized:
Net actuarial loss	1	—	2	1
Total service-related expense	$1	$1	$2	$2
Non-service-related expense	$3	$4	$7	$12
Total net expense	$4	$5	$9	$14

9.  EARNINGS PER SHARE
The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2021	2020	2021	2020
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$4,669	$3,177	$18,839	$6,782
Less: Noncontrolling interests from continuing operations	24	24	67	18
Net income from continuing operations (for EPS purposes)	$4,645	$3,153	$18,772	$6,764
Income (loss) from discontinued operations, net of taxes	(1)	(7)	7	(26)
Citigroup’s net income	$4,644	$3,146	$18,779	$6,738
Less: Preferred dividends(1)	266	284	811	828
Net income available to common shareholders	$4,378	$2,862	$17,968	$5,910
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	26	18	134	50
Net income allocated to common shareholders for basic EPS	$4,352	$2,844	$17,834	$5,860
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,009.3	2,081.8	2,049.3	2,087.1
Basic earnings per share(2)
Income from continuing operations	$2.17	$1.37	$8.70	$2.82
Discontinued operations	—	—	—	(0.01)
Net income per share—basic	$2.17	$1.37	$8.70	$2.81
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$4,352	$2,844	$17,834	$5,860
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	8	7	23	22
Net income allocated to common shareholders for diluted EPS	$4,360	$2,851	$17,857	$5,882
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,009.3	2,081.8	2,049.3	2,087.1
Effect of dilutive securities
Options(3)	—	—	—	—
Other employee plans	16.9	12.5	16.0	13.0
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(4)	2,026.2	2,094.3	2,065.3	2,100.1
Diluted earnings per share(2)
Income from continuing operations	$2.15	$1.36	$8.64	$2.81
Discontinued operations	—	—	—	(0.01)
Net income per share—diluted	$2.15	$1.36	$8.65	$2.80

(1)On October 21, 2021, Citi declared preferred dividends of approximately $228 million for the fourth quarter of 2021. On October 27, 2021, Citi issued 1.0 million shares of Series Y preferred shares for $1.0 billion. During the second quarter of 2021, Citi redeemed all of its 1.25 million Series Q preferred shares for $1.25 billion and the remaining 1.035 million Series R preferred shares for $1.035 billion. During the first quarter of 2021, Citi redeemed all of its 41.4 million Series S preferred shares for $1.035 billion and 465,000 shares of its Series R preferred shares for $465 million, and Citi also issued 2.3 million of Series X preferred shares for $2.3 billion.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)    During the first, second and third quarters of 2021 and 2020, no significant options to purchase shares of common stock were outstanding.
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
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2021	December 31, 2020
Securities purchased under agreements to resell	$234,191	$204,655
Deposits paid for securities borrowed	103,514	90,067
Total, net(1)	$337,705	$294,722
Allowance for credit losses on securities purchased and borrowed(2)	(9)	(10)
Total, net of allowance	$337,696	$294,712

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2021	December 31, 2020
Securities sold under agreements to repurchase	$188,998	$181,194
Deposits received for securities loaned	20,186	18,331
Total, net(1)	$209,184	$199,525

(1)    The above tables do not include securities-for-securities lending transactions of $3.4 billion and $6.8 billion at September 30, 2021 and December 31, 2020, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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
A substantial portion of securities borrowing and lending agreements is recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 21 to the Consolidated Financial Statements. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and posts or obtains additional collateral in order to maintain contractual margin protection.
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

	As of September 30, 2021
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$355,702	$121,511	$234,191	$178,517	$55,674
Deposits paid for securities borrowed	120,159	16,645	103,514	22,145	81,369
Total	$475,861	$138,156	$337,705	$200,662	$137,043

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$310,509	$121,511	$188,998	$87,606	$101,392
Deposits received for securities loaned	36,831	16,645	20,186	3,587	16,599
Total	$347,340	$138,156	$209,184	$91,193	$117,991

	As of December 31, 2020
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$362,025	$157,370	$204,655	$159,232	$45,423
Deposits paid for securities borrowed	96,425	6,358	90,067	13,474	76,593
Total	$458,450	$163,728	$294,722	$172,706	$122,016

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$338,564	$157,370	$181,194	$95,563	$85,631
Deposits received for securities loaned	24,689	6,358	18,331	7,982	10,349
Total	$363,253	$163,728	$199,525	$103,545	$95,980

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of September 30, 2021
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$137,111	$87,435	$33,974	$51,989	$310,509
Deposits received for securities loaned	26,931	42	2,088	7,770	36,831
Total	$164,042	$87,477	$36,062	$59,759	$347,340

	As of December 31, 2020
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$160,754	$98,226	$41,679	$37,905	$338,564
Deposits received for securities loaned	17,038	3	2,770	4,878	24,689
Total	$177,792	$98,229	$44,449	$42,783	$363,253

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of September 30, 2021
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$108,346	$2	$108,348
State and municipal securities	996	—	996
Foreign government securities	134,204	200	134,404
Corporate bonds	22,914	297	23,211
Equity securities	22,025	36,202	58,227
Mortgage-backed securities	16,576	—	16,576
Asset-backed securities	1,571	—	1,571
Other	3,877	130	4,007
Total	$310,509	$36,831	$347,340

	As of December 31, 2020
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$112,437	$—	$112,437
State and municipal securities	664	2	666
Foreign government securities	130,017	194	130,211
Corporate bonds	20,149	78	20,227
Equity securities	21,497	24,149	45,646
Mortgage-backed securities	45,566	—	45,566
Asset-backed securities	3,307	—	3,307
Other	4,927	266	5,193
Total	$338,564	$24,689	$363,253

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	September 30, 2021	December 31, 2020
Receivables from customers	$21,833	$18,097
Receivables from brokers, dealers and clearing organizations	37,654	26,709
Total brokerage receivables(1)	$59,487	$44,806
Payables to customers	$48,300	$39,319
Payables to brokers, dealers and clearing organizations	12,201	11,165
Total brokerage payables(1)	$60,501	$50,484

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

The following table presents Citi’s investments by category:

In millions of dollars	September 30, 2021	December 31, 2020
Debt securities available-for-sale (AFS)	$295,573	$335,084
Debt securities held-to-maturity (HTM)(1)	198,056	104,943
Marketable equity securities carried at fair value(2)	379	515
Non-marketable equity securities carried at fair value(2)	539	551
Non-marketable equity securities measured using the measurement alternative(3)	1,392	962
Non-marketable equity securities carried at cost(4)	4,910	5,304
Total investments	$500,849	$447,359

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(4)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Taxable interest	$1,777	$1,752	$5,152	$5,915
Interest exempt from U.S. federal income tax	73	85	196	231
Dividend income	35	33	107	102
Total interest and dividend income on investments	$1,885	$1,870	$5,455	$6,248

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Gross realized investment gains	$142	$381	$757	$1,619
Gross realized investment losses	(25)	(77)	(102)	(135)
Net realized gains on sales of investments	$117	$304	$655	$1,484

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	September 30, 2021					December 31, 2020
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$36,127	$743	$201	$—	$36,669	$42,836	$1,134	$52	$—	$43,918
Non-U.S. residential	362	1	—	—	363	568	3	—	—	571
Commercial	34	—	—	—	34	49	1	—	—	50
Total mortgage-backed securities	$36,523	$744	$201	$—	$37,066	$43,453	$1,138	$52	$—	$44,539
U.S. Treasury and federal agency securities
U.S. Treasury	$122,491	$1,119	$436	$—	$123,174	$144,094	$2,108	$49	$—	$146,153
Agency obligations	—	—	—	—	—	50	1	—	—	51
Total U.S. Treasury and federal agency securities	$122,491	$1,119	$436	$—	$123,174	$144,144	$2,109	$49	$—	$146,204
State and municipal	$2,710	$85	$111	$—	$2,684	$3,753	$123	$157	$—	$3,719
Foreign government	120,322	496	624	—	120,194	123,467	1,623	122	—	124,968
Corporate	6,929	70	65	8	6,926	10,444	152	91	5	10,500
Asset-backed securities(1)	263	1	—	—	264	277	5	4	—	278
Other debt securities	5,265	1	1	—	5,265	4,871	5	—	—	4,876
Total debt securities AFS	$294,503	$2,516	$1,438	$8	$295,573	$330,409	$5,155	$475	$5	$335,084

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

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2021
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$10,965	$182	$197	$19	$11,162	$201
Non-U.S. residential	58	—	—	—	58	—
Commercial	2	—	—	—	2	—
Total mortgage-backed securities	$11,025	$182	$197	$19	$11,222	$201
U.S. Treasury	$38,146	$122	$19,579	$314	$57,725	$436
State and municipal	198	5	1,182	106	1,380	111
Foreign government	54,437	494	9,452	130	63,889	624
Corporate	1,994	65	21	—	2,015	65
Asset-backed securities	3	—	—	—	3	—
Other debt securities	2,787	1	—	—	2,787	1
Total debt securities AFS	$108,590	$869	$30,431	$569	$139,021	$1,438
December 31, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$3,588	$30	$298	$22	$3,886	$52
Non-U.S. residential	1	—	—	—	1	—
Commercial	7	—	4	—	11	—
Total mortgage-backed securities	$3,596	$30	$302	$22	$3,898	$52
U.S. Treasury and federal agency securities
U.S. Treasury	$25,031	$49	$—	$—	$25,031	$49
Agency obligations	50	—	—	—	50	—
Total U.S. Treasury and federal agency securities	$25,081	$49	$—	$—	$25,081	$49
State and municipal	$836	$34	$893	$123	$1,729	$157
Foreign government	29,344	61	3,502	61	32,846	122
Corporate	1,083	90	24	1	1,107	91
Asset-backed securities	194	3	39	1	233	4
Other debt securities	182	—	—	—	182	—
Total debt securities AFS	$60,316	$267	$4,760	$208	$65,076	$475

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	September 30, 2021		December 31, 2020
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$200	$200	$27	$27
After 1 but within 5 years	187	188	567	571
After 5 but within 10 years	726	776	688	757
After 10 years(2)	35,410	35,902	42,171	43,184
Total	$36,523	$37,066	$43,453	$44,539
U.S. Treasury and federal agency securities
Due within 1 year	$27,539	$27,614	$34,834	$34,951
After 1 but within 5 years	94,520	95,132	108,160	110,091
After 5 but within 10 years	432	428	1,150	1,162
After 10 years(2)	—	—	—	—
Total	$122,491	$123,174	$144,144	$146,204
State and municipal
Due within 1 year	$45	$45	$427	$428
After 1 but within 5 years	137	140	189	198
After 5 but within 10 years	160	168	276	267
After 10 years(2)	2,368	2,331	2,861	2,826
Total	$2,710	$2,684	$3,753	$3,719
Foreign government
Due within 1 year	$47,441	$47,492	$48,133	$48,258
After 1 but within 5 years	65,523	65,370	67,365	68,586
After 5 but within 10 years	5,560	5,514	5,908	6,011
After 10 years(2)	1,798	1,818	2,061	2,113
Total	$120,322	$120,194	$123,467	$124,968
All other(3)
Due within 1 year	$6,108	$6,112	$6,661	$6,665
After 1 but within 5 years	5,434	5,464	7,814	7,891
After 5 but within 10 years	853	846	1,018	1,034
After 10 years(2)	62	33	99	64
Total	$12,457	$12,455	$15,592	$15,654
Total debt securities AFS	$294,503	$295,573	$330,409	$335,084

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2021
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$67,517	$1,490	$533	$68,474
Non-U.S. residential	739	1	—	740
Commercial	957	3	2	958
Total mortgage-backed securities	$69,213	$1,494	$535	$70,172
U.S. Treasury securities	$88,270	$26	$850	$87,446
State and municipal(3)	8,952	575	18	9,509
Foreign government	1,694	10	16	1,688
Asset-backed securities(2)	29,927	9	27	29,909
Total debt securities HTM, net	$198,056	$2,114	$1,446	$198,724
December 31, 2020
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$49,004	$2,162	$15	$51,151
Non-U.S. residential	1,124	3	1	1,126
Commercial	825	1	1	825
Total mortgage-backed securities	$50,953	$2,166	$17	$53,102
U.S. Treasury securities(4)	$21,293	$4	$55	$21,242
State and municipal	9,185	755	11	9,929
Foreign government	1,931	91	—	2,022
Asset-backed securities(2)	21,581	6	92	21,495
Total debt securities HTM, net	$104,943	$3,022	$175	$107,790

(1)Amortized cost is reported net of ACL of $73 million and $86 million at September 30, 2021 and December 31, 2020, respectively.
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
(3)In February 2021, the Company transferred $237 million of state and municipal bonds from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized gain position of $14 million. The gain amounts will remain in AOCI and will be amortized over the remaining life of the securities.
(4)In August 2020, the Company transferred $13.1 billion of investments in U.S. Treasury securities from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized gain position of $144 million. The gain amounts will remain in AOCI and will be amortized over the remaining life of the securities.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	September 30, 2021		December 31, 2020
In millions of dollars	Amortized cost(1)	Fair value	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$160	$160	$81	$81
After 1 but within 5 years	737	792	463	477
After 5 but within 10 years	1,637	1,736	1,699	1,873
After 10 years(2)	66,679	67,484	48,710	50,671
Total	$69,213	$70,172	$50,953	$53,102
U.S. Treasury securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	42,783	42,287	18,955	19,127
After 5 but within 10 years	45,487	45,159	2,338	2,115
After 10 years(2)	—	—	—	—
Total	$88,270	$87,446	$21,293	$21,242
State and municipal
Due within 1 year	$54	$54	$6	$6
After 1 but within 5 years	168	172	139	142
After 5 but within 10 years	838	881	818	869
After 10 years(2)	7,892	8,402	8,222	8,912
Total	$8,952	$9,509	$9,185	$9,929
Foreign government
Due within 1 year	$334	$335	$361	$360
After 1 but within 5 years	1,360	1,353	1,570	1,662
After 5 but within 10 years	—	—	—	—
After 10 years(2)	—	—	—	—
Total	$1,694	$1,688	$1,931	$2,022
All other(3)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	11,299	11,297	11,795	15,020
After 10 years(2)	18,628	18,612	9,786	6,475
Total	$29,927	$29,909	$21,581	$21,495
Total debt securities HTM	$198,056	$198,724	$104,943	$107,790

(1)Amortized cost is reported net of ACL of $73 million and $86 million at September 30, 2021 and December 31, 2020, respectively.
(2)Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM securities that were delinquent or on non-accrual status at September 30, 2021 and December 31, 2020.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of September 30, 2021 and December 31, 2020.

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

The sections below describe the Company’s process for identifying expected credit impairments for debt security types that have the most significant unrealized losses as of September 30, 2021.

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

Recognition and Measurement of Impairment
The following tables present total impairment on Investments recognized in earnings:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
In millions of dollars	AFS	Other assets	Total	AFS	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	21	—	21	30	—	30
Total impairment losses recognized in earnings	$21	$—	$21	$30	$—	$30

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
In millions of dollars	AFS	Other assets	Total	AFS	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	99	—	99	101	—	101
Total impairment losses recognized in earnings	$99	$—	$99	$101	$—	$101

Allowance for Credit Losses on AFS Debt Securities

	Three Months Ended September 30, 2021
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$5	$5
Less: Write-offs	—	—	—	—	—	—
Recoveries of amounts written-off	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Credit losses on securities without previous credit losses	—	—	—	—	1	1
Net reserve builds (releases) on securities with previous credit losses	—	—	—	—	—	—
Total provision for credit losses	$—	$—	$—	$—	$1	$1
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—	—	—	—
Allowance for credit losses at end of period	$—	$—	$—	$—	$6	$6

	Nine Months Ended September 30, 2021
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$5	$5
Less: Write-offs	—	—	—	—	—	—
Recoveries of amounts written-off	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Credit losses on securities without previous credit losses	—	—	—	—	1	1
Net reserve builds (releases) on securities with previous credit losses	—	—	—	—	—	—
Total provision for credit losses	$—	$—	$—	$—	$1	$1
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—	—	—	—
Allowance for credit losses at end of period	$—	$—	$—	$—	$6	$6

	Three Months Ended September 30, 2020
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—	$3	$5	$8
Less: Write-offs	—	—	—	—	—	—
Recoveries of amounts written-off	—	—	—	—	1	1
Net credit losses (NCLs)	$—	$—	$—	$—	$1	$1
NCLs	$—	$—	$—	$—	$(1)	$(1)
Credit losses on securities without previous credit losses	—	—	—	—	—	—
Net reserve builds (releases) on securities with previous credit losses	—	—	—	(3)	—	(3)
Total provision for credit losses	$—	$—	$—	$(3)	$(1)	$(4)
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—	—	—	—
Allowance for credit losses at end of period	$—	$—	$—	$—	$5	$5

	Nine Months Ended September 30, 2020
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$—	$—
Less: Write-offs	—	—	—	—	—	—
Recoveries of amounts written-off	—	—	—	—	1	1
Net credit losses (NCLs)	$—	$—	$—	$—	$1	$1
NCLs	$—	$—	$—	$—	$(1)	$(1)
Credit losses on securities without previous credit losses	—	—	—	3	5	8
Net reserve builds (releases) on securities with previous credit losses	—	—	—	(3)	—	(3)
Total provision for credit losses	$—	$—	$—	$—	$4	$4
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—	—	—	—	—
Allowance for credit losses at end of period	$—	$—	$—	$—	$5	$5

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at September 30, 2021 and December 31, 2020:

In millions of dollars	September 30, 2021	December 31, 2020
Measurement alternative:
Carrying value	$1,392	$962

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Measurement alternative:(1)
Impairment losses	$9	$2	$13	$55
Downward changes for observable prices	—	—	—	19
Upward changes for observable prices	86	40	382	82

(1)     See Note 20 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	September 30, 2021
Measurement alternative:
Impairment losses	$76
Downward changes for observable prices	53
Upward changes for observable prices	861

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three and nine months ended September 30, 2021 and 2020, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Private equity funds(1)(2)	$123	$123	$60	$62	—	—
Real estate funds(2)(3)	2	9	1	20	—	—
Mutual/collective investment funds	20	20	—	—	—	—
Total	$145	$152	$61	$82	—	—

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

Consumer Loans
Consumer loans represent loans and leases managed primarily by GCB and Corporate/Other.

Consumer Loans, Delinquencies and Non-Accrual Status at September 30, 2021

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$43,388	$289	$275	$393	$44,345	$133	$347	$480	$267
Home equity loans(8)(9)	5,276	48	161	—	5,485	65	210	275	—
Credit cards	123,897	846	783	—	125,526	—	—	—	783
Personal, small business and other	3,150	12	6	11	3,179	—	17	17	—
Total	$175,711	$1,195	$1,225	$404	$178,535	$198	$574	$772	$1,050
In offices outside North America(6)
Residential first mortgages(7)	$33,993	$177	$169	$—	$34,339	$—	$419	$419	$—
Credit cards	17,304	233	226	—	17,763	—	187	187	146
Personal, small business and other	33,362	162	89	—	33,613	—	211	211	26
Total	$84,659	$572	$484	$—	$85,715	$—	$817	$817	$172
Total Citigroup(10)	$260,370	$1,767	$1,709	$404	$264,250	$198	$1,391	$1,589	$1,222

(1)Loans less than 30 days past due are presented as current.
(2)Includes $13 million of residential first mortgages recorded at fair value.
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
(5)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and 90 days or more past due of $0.3 billion.
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
(10)Consumer loans are net of unearned income of $650 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
In North America offices(1)
Residential first mortgages	$3	$4	$9	$11
Home equity loans	2	2	6	6
Credit cards	—	—	—	—
Personal, small business and other	—	—	—	—
Total	$5	$6	$15	$17
In offices outside North America(1)
Residential first mortgages	$—	$—	$—	$—
Credit cards	—	—	—	—
Personal, small business and other	—	—	—	—
Total	$—	$—	$—	$—
Total Citigroup	$5	$6	$15	$17

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2020

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$46,471	$402	$381	$524	$47,778	$136	$509	$645	$332
Home equity loans(8)(9)	6,829	78	221	—	7,128	72	307	379	—
Credit cards	127,827	1,228	1,330	—	130,385	—	—	—	1,330
Personal, small business and other	4,472	27	10	—	4,509	2	33	35	—
Total	$185,599	$1,735	$1,942	$524	$189,800	$210	$849	$1,059	$1,662
In offices outside North America(6)
Residential first mortgages(7)	$39,557	$213	$199	$—	$39,969	$—	$486	$486	$—
Credit cards	21,718	429	545	—	22,692	—	384	384	324
Personal, small business and other	35,925	319	134	—	36,378	—	212	212	52
Total	$97,200	$961	$878	$—	$99,039	$—	$1,082	$1,082	$376
Total Citigroup(10)	$282,799	$2,696	$2,820	$524	$288,839	$210	$1,931	$2,141	$2,038

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

During the three and nine months ended September 30, 2021, the Company sold and/or reclassified to HFS $346 million and $1,178 million of consumer loans, respectively. During the three and nine months ended September 30, 2020, the Company sold and/or reclassified to HFS $386 million and $422 million of consumer loans, respectively. Loans held by a business for sale are not included in the above. For additional information regarding Citigroup’s business for sale, see Note 2.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	September 30, 2021
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2021	$132	$2,555	$5,535
2020	180	2,949	8,046
2019	133	1,369	3,499
2018	207	468	820
2017	249	646	1,272
Prior	1,602	4,164	8,755
Total residential first mortgages	$2,503	$12,151	$27,927	$1,764	$44,345
Home equity loans (pre-reset)	$228	$877	$1,399
Home equity loans (post-reset)	678	1,097	1,176
Total home equity loans	$906	$1,974	$2,575	$30	$5,485
Credit cards(3)	$21,579	$50,734	$50,451	$2,237	$125,001
Personal, small business and other
2021	$19	$63	$114
2020	23	50	77
2019	48	65	82
2018	41	45	47
2017	11	12	13
Prior	120	176	141
Total personal, small business and other	$262	$411	$474	$2,032	$3,179
Total	$25,250	$65,270	$81,427	$6,063	$178,010

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2020
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2020	$187	$3,741	$9,052
2019	150	1,857	5,384
2018	246	655	1,227
2017	298	846	1,829
2016	323	1,368	3,799
Prior	1,708	4,133	9,105
Total residential first mortgages	$2,912	$12,600	$30,396	$1,870	$47,778
Home equity loans (pre-reset)	$292	$1,014	$1,657
Home equity loans (post-reset)	1,055	1,569	1,524
Total home equity loans	$1,347	$2,583	$3,181	$17	$7,128
Credit cards(3)	$26,227	$52,778	$49,767	$1,041	$129,813
Personal, small business and other
2020	$23	$58	$95
2019	79	106	134
2018	82	80	84
2017	26	27	30
2016	10	9	8
Prior	214	393	529
Total personal, small business and other	$434	$673	$880	$2,522	$4,509
Total	$30,920	$68,634	$84,224	$5,450	$189,228

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
(3)Excludes $525 million and $572 million of balances related to Canada for September 30, 2021 and December 31, 2020, respectively.

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

LTV distribution in U.S. portfolio	September 30, 2021
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2021	$7,875	$355	$—
2020	11,049	137	—
2019	4,913	96	1
2018	1,378	117	6
2017	2,117	56	2
Prior	14,556	44	10
Total residential first mortgages	$41,888	$805	$19	$1,633	$44,345
Home equity loans (pre-reset)	$2,441	$34	$10
Home equity loans (post-reset)	2,839	69	28
Total home equity loans	$5,280	$103	$38	$64	$5,485
Total	$47,168	$908	$57	$1,697	$49,830

LTV distribution in U.S. portfolio	December 31, 2020
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2020	$11,447	$1,543	$—
2019	7,029	376	2
2018	1,617	507	11
2017	2,711	269	4
2016	5,423	84	2
Prior	14,966	66	16
Total residential first mortgages	$43,193	$2,845	$35	$1,705	$47,778
Home equity loans (pre-reset)	$2,876	$50	$16
Home equity loans (post-reset)	3,782	290	58
Total home equity loans	$6,658	$340	$74	$56	$7,128
Total	$49,851	$3,185	$109	$1,761	$54,906

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended September 30,		Nine Months Ended September 30,
	Balance at September 30, 2021				2021	2020	2021	2020
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$1,422	$1,566	$103	$1,632	$23	$16	$65	$44
Home equity loans	262	355	4	408	2	3	8	10
Credit cards	1,701	1,702	661	1,895	24	26	92	77
Personal, small business and other	467	787	123	529	14	18	41	50
Total	$3,852	$4,410	$891	$4,464	$63	$63	$206	$181

	Balance at December 31, 2020
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$1,787	$1,962	$157	$1,661
Home equity loans	478	651	60	527
Credit cards	1,982	2,135	918	1,926
Personal, small business and other	552	552	210	463
Total	$4,799	$5,300	$1,345	$4,577

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)For September 30, 2021, $191 million of residential first mortgages and $119 million of home equity loans do not have a specific allowance. For December 31, 2020, $211 million of residential first mortgages and $147 million of home equity loans do not have a specific allowance.
(3)Included in the Allowance for credit losses on loans.
(4)Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5)Includes amounts recognized on both accrual and cash basis.

Consumer Troubled Debt Restructurings(1)

	For the Three Months Ended September 30, 2021
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	281	$48	$—	$—	$—	1%
Home equity loans	31	1	—	—	—	1
Credit cards	33,746	159	—	—	—	18
Personal, small business and other	169	1	—	—	—	4
Total(7)	34,227	$209	$—	$—	$—
International
Residential first mortgages	451	$22	$—	$—	$—	—%
Credit cards	16,082	71	—	—	2	15
Personal, small business and other	7,336	49	—	—	2	9
Total(7)	23,869	$142	$—	$—	$4

	For the Three Months Ended September 30, 2020
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	237	$42	$—	$—	$—	—%
Home equity loans	62	5	—	—	—	—
Credit cards	48,909	261	—	—	—	17
Personal, small business and other	1,040	12	—	—	—	6
Total(7)	50,248	$320	$—	$—	$—
International
Residential first mortgages	696	$21	$—	$—	$—	1%
Credit cards	25,147	122	—	—	2	14
Personal, small business and other	12,652	106	—	—	2	10
Total(7)	38,495	$249	$—	$—	$4

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $4 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2021. These amounts include $2 million of residential first mortgages that were newly classified as TDRs in the three months ended September 30, 2021, based on previously received OCC guidance.
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
(8)    Post-modification balances in North America include $2 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2020. These amounts include $1 million of residential first mortgages that were newly classified as TDRs in the three months ended September 30, 2020, based on previously received OCC guidance.

Consumer Troubled Debt Restructurings(1)

	For the Nine Months Ended September 30, 2021
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	942	$163	$—	$—	$—	—%
Home equity loans	138	9	—	—	—	—
Credit cards	129,129	639	—	—	—	17
Personal, small business and other	855	12	—	—	—	3
Total(7)	131,064	$823	$—	$—	$—
International
Residential first mortgages	1,448	$74	$—	$—	$—	—%
Credit cards	58,978	267	—	—	10	14
Personal, small business and other	21,653	162	—	—	5	9
Total(7)	82,079	$503	$—	$—	$15

	For the Nine Months Ended September 30, 2020
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	812	$137	$—	$—	$—	—%
Home equity loans	227	22	—	—	—	1
Credit cards	167,082	786	—	—	—	13
Personal, small business and other	1,816	19	—	—	—	4
Total(7)	169,937	$964	$—	$—	$—
International
Residential first mortgages	1,874	$80	$—	$—	$—	4%
Credit cards	65,738	289	—	—	7	16
Personal, small business and other	31,590	234	—	—	6	10
Total(7)	99,202	$603	$—	$—	$13

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $11 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2021. These amounts include $4 million of residential first mortgages that were newly classified as TDRs in the nine months ended September 30, 2021, based on previously received OCC guidance.
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
(8)    Post-modification balances in North America include $10 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2020. These amounts include $7 million of residential first mortgages that were newly classified as TDRs in the nine months ended September 30, 2020, based on previously received OCC guidance.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
North America
Residential first mortgages	$10	$24	$43	$59
Home equity loans	1	6	8	12
Credit cards	60	70	196	251
Personal, small business and other	1	1	3	3
Total	$72	$101	$250	$325
International
Residential first mortgages	$9	$6	$31	$17
Credit cards	36	47	133	118
Personal, small business and other	29	20	87	55
Total	$74	$73	$251	$190

Purchased Credit-Deteriorated Assets

	Three Months Ended September 30, 2021			Three Months Ended December 31, 2020			Three Months Ended September 30, 2020
In millions of dollars	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other
Purchase price	$—	$6	$—	$—	$12	$—	$—	$25	$—
Allowance for credit losses at acquisition date	—	—	—	—	—	—	—	—	—
Discount or premium attributable to non-credit factors	—	—	—	—	—	—	—	—	—
Par value (amortized cost basis)	$—	$6	$—	$—	$12	$—	$—	$25	$—

(1)    Includes loans sold to agencies that were bought back at par due to repurchase agreements.

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	September 30, 2021	December 31, 2020
In North America offices(1)
Commercial and industrial	$56,496	$57,731
Financial institutions	62,818	55,809
Mortgage and real estate(2)	63,584	60,675
Installment and other	26,922	26,744
Lease financing	425	673
Total	$210,245	$201,632
In offices outside North America(1)
Commercial and industrial	$105,671	$104,072
Financial institutions	33,501	32,334
Mortgage and real estate(2)	10,685	11,371
Installment and other	36,054	33,759
Lease financing	47	65
Governments and official institutions	4,311	3,811
Total	$190,269	$185,412
Corporate loans, net of unearned income(3)	$400,514	$387,044

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($831) million and ($844) million at September 30, 2021 and December 31, 2020, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
The Company sold and/or reclassified to held-for-sale $1.0 billion and $4.1 billion of corporate loans during the three and nine months ended September 30, 2021, respectively, and $0.6 billion and $1.7 billion of corporate loans during the three and nine months ended September 30, 2020, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2021 or 2020.

Corporate Loan Delinquencies and Non-Accrual Details at September 30, 2021

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$721	$237	$958	$1,751	$153,276	$155,985
Financial institutions	398	174	572	53	95,195	95,820
Mortgage and real estate	189	14	203	418	73,640	74,261
Lease financing	—	—	—	18	454	472
Other	168	55	223	160	66,447	66,830
Loans at fair value						7,146
Total	$1,476	$480	$1,956	$2,400	$389,012	$400,514

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2020

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$400	$109	$509	$2,795	$153,036	$156,340
Financial institutions	668	65	733	92	86,864	87,689
Mortgage and real estate	450	247	697	505	70,836	72,038
Lease financing	62	12	74	24	640	738
Other	112	19	131	111	63,157	63,399
Loans at fair value						6,840
Total	$1,692	$452	$2,144	$3,527	$374,533	$387,044

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
(4)Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	September 30, 2021
In millions of dollars	2021	2020	2019	2018	2017	Prior
Investment grade(3)
Commercial and industrial(4)	$44,949	$6,818	$5,187	$4,218	$3,358	$9,826	$29,013	$103,369
Financial institutions(4)	13,440	3,115	1,650	1,147	631	2,439	61,610	84,032
Mortgage and real estate	3,357	5,754	5,970	3,759	2,122	3,312	1,525	25,799
Other(5)	11,488	4,338	1,830	4,146	553	6,451	31,957	60,763
Total investment grade	$73,234	$20,025	$14,637	$13,270	$6,664	$22,028	$124,105	$273,963
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$15,208	$3,298	$3,073	$2,883	$1,670	$4,009	$20,724	$50,865
Financial institutions(4)	6,467	535	507	193	91	619	3,325	11,737
Mortgage and real estate	1,661	1,339	2,009	1,469	857	1,027	610	8,972
Other(5)	2,416	434	582	433	240	460	1,797	6,362
Non-accrual
Commercial and industrial(4)	11	142	99	104	108	167	1,120	1,751
Financial institutions	—	—	—	—	—	5	46	51
Mortgage and real estate	16	12	4	81	11	26	267	417
Other(5)	21	11	19	19	26	20	61	177
Total non-investment grade	$25,800	$5,771	$6,293	$5,182	$3,003	$6,333	$27,950	$80,332
Non-rated private bank loans managed on a delinquency basis(3)(6)	$8,007	$9,233	$6,277	$3,074	$3,087	$9,395	$—	$39,073
Loans at fair value(7)								7,146
Corporate loans, net of unearned income	$107,041	$35,029	$27,207	$21,526	$12,754	$37,756	$152,055	$400,514

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2020
In millions of dollars	2020	2019	2018	2017	2016	Prior
Investment grade(3)
Commercial and industrial(4)	$38,398	$7,607	$5,929	$3,909	$2,094	$8,670	$25,819	$92,426
Financial institutions(4)	10,560	2,964	2,106	782	681	2,030	56,239	75,362
Mortgage and real estate	6,793	6,714	5,174	2,568	1,212	1,719	1,557	25,737
Other(5)	10,874	3,566	4,597	952	780	5,290	31,696	57,755
Total investment grade	$66,625	$20,851	$17,806	$8,211	$4,767	$17,709	$115,311	$251,280
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$19,683	$4,794	$4,645	$2,883	$1,182	$4,533	$23,400	$61,120
Financial institutions(4)	7,413	700	654	274	141	197	2,855	12,234
Mortgage and real estate	1,882	1,919	2,058	1,457	697	837	551	9,401
Other(5)	1,407	918	725	370	186	657	1,986	6,249
Non-accrual
Commercial and industrial(4)	260	203	192	143	57	223	1,717	2,795
Financial institutions	1	—	—	—	—	—	91	92
Mortgage and real estate	13	4	3	18	8	32	427	505
Other(5)	15	3	12	29	2	65	9	135
Total non-investment grade	$30,674	$8,541	$8,289	$5,174	$2,273	$6,544	$31,036	$92,531
Non-rated private bank loans managed on a delinquency basis(3)(6)	$9,823	$7,121	$3,533	$3,674	$4,300	$7,942	$—	$36,393
Loans at fair value(7)								6,840
Corporate loans, net of unearned income	$107,122	$36,513	$29,628	$17,059	$11,340	$32,195	$146,347	$387,044

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
(7)Loans at fair value include loans to commercial and industrial, financial institutions, mortgage and real estate and other.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	September 30, 2021				Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,751	$2,331	$293	$2,222	$6	$31
Financial institutions	53	120	4	55	—	—
Mortgage and real estate	418	668	16	469	—	—
Lease financing	18	19	—	23	—	—
Other	160	251	2	133	2	8
Total non-accrual corporate loans	$2,400	$3,389	$315	$2,902	$8	$39

	December 31, 2020
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$2,795	$3,664	$442	$2,649
Financial institutions	92	181	17	132
Mortgage and real estate	505	803	38	413
Lease financing	24	24	—	34
Other	111	235	18	174
Total non-accrual corporate loans	$3,527	$4,907	$515	$3,402

	September 30, 2021		December 31, 2020
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$801	$293	$1,523	$442
Financial institutions	27	4	90	17
Mortgage and real estate	229	16	246	38
Other	9	2	68	18
Total non-accrual corporate loans with specific allowances	$1,066	$315	$1,927	$515
Non-accrual corporate loans without specific allowances
Commercial and industrial	$950		$1,272
Financial institutions	26		2
Mortgage and real estate	189		259
Lease financing	18		24
Other	151		43
Total non-accrual corporate loans without specific allowances	$1,334	N/A	$1,600	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Average carrying value represents the average recorded investment balance and does not include related specific allowances.
(3)Interest income recognized for the three and nine months ended September 30, 2020 was $5 million and $24 million, respectively.
N/A Not applicable

Corporate Troubled Debt Restructurings(1)

Three and Nine Months Ended September 30, 2021

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended September 30, 2021
Commercial and industrial	$2	$—	$—	$2
Mortgage and real estate	1	—	—	1
Other	4	—	—	4
Total	$7	$—	$—	$7
Nine Months Ended September 30, 2021
Commercial and industrial	$75	$—	$—	$75
Mortgage and real estate	7	—	—	7
Other	5	1	—	4
Total	$87	$1	$—	$86

Three and Nine Months Ended September 30, 2020

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Three Months Ended September 30, 2020
Commercial and industrial	$52	$—	$—	$52
Mortgage and real estate	8	—	—	8
Other	1	1	—	—
Total	$61	$1	$—	$60
Nine Months Ended September 30, 2020
Commercial and industrial	$200	$—	$—	$200
Mortgage and real estate	16	—	—	16
Other	5	5	—	—
Total	$221	$5	$—	$216

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

		TDR loans that re-defaulted within one year of modification during the			TDR loans that re-defaulted within one year of modification during the
In millions of dollars	TDR balances at September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	TDR balances at September 30, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Commercial and industrial	$252	$—	$—	$390	$—	$—
Mortgage and real estate	65	—	—	98	—	—
Other	51	—	—	22	—	—
Total(1)	$368	$—	$—	$510	$—	$—

(1)The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Allowance for credit losses on loans (ACLL) at beginning of period	$19,238	$26,298	$24,956	$12,783
Adjustments to opening balance:(1)
Financial instruments—credit losses (CECL)(1)	—	—	—	4,201
Variable post-charge-off third-party collection costs(1)	—	—	—	(443)
Adjusted ACLL at beginning of period	$19,238	$26,298	$24,956	$16,541
Gross credit losses on loans	$(1,389)	$(2,367)	$(5,441)	$(7,374)
Gross recoveries on loans	428	448	1,412	1,235
Net credit losses on loans (NCLs)	$(961)	$(1,919)	$(4,029)	$(6,139)
Replenishment of NCLs	$961	$1,919	$4,029	$6,139
Net reserve builds (releases) for loans	(1,010)	164	(6,262)	9,453
Net specific reserve builds (releases) for loans	(139)	(152)	(560)	706
Total provision for credit losses on loans (PCLL)	$(188)	$1,931	$(2,793)	$16,298
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	—	—	4
Other, net (see table below)	(374)	116	(419)	(278)
ACLL at end of period	$17,715	$26,426	$17,715	$26,426
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(2)	$2,073	$1,859	$2,655	$1,456
Adjustment to opening balance for CECL adoption(1)	—	—	—	(194)
Provision (release) for credit losses on unfunded lending commitments	(13)	424	(595)	1,094
Other, net	3	16	3	(57)
ACLUC at end of period(2)	$2,063	$2,299	$2,063	$2,299
Total allowance for credit losses on loans, leases and unfunded lending commitments	$19,778	$28,725	$19,778	$28,725

Other, net details	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Sales or transfers of various consumer loan portfolios to HFS	$(278)	$—	$(278)	$(4)
FX translation	(93)	116	(139)	(279)
Other	(3)	—	(2)	5
Other, net	$(374)	$116	$(419)	$(278)

(1)See Note 1 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K for further discussion of the impact of Citi’s adoption of CECL and the change in accounting principle for collection costs.
(2)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses on Loans and End-of-Period Loans

	Three Months Ended
	September 30, 2021			September 30, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$3,127	$16,111	$19,238	$6,824	$19,474	$26,298
Charge-offs	(49)	(1,340)	(1,389)	(351)	(2,016)	(2,367)
Recoveries	10	418	428	26	422	448
Replenishment of NCLs	39	922	961	325	1,594	1,919
Net reserve builds (releases)	(44)	(966)	(1,010)	267	(103)	164
Net specific reserve builds (releases)	(21)	(118)	(139)	(161)	9	(152)
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	—	—	—	—	—
Other	(15)	(359)	(374)	8	108	116
Ending balance	$3,047	$14,668	$17,715	$6,938	$19,488	$26,426
	Nine Months Ended
	September 30, 2021			September 30, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$5,402	$19,554	$24,956	$2,886	$9,897	$12,783
Adjustments to opening balance:
Financial instruments—credit losses (CECL adoption)(1)	—	—	—	(721)	4,922	4,201
Variable post-charge-off third-party collection costs(1)	—	—	—	—	(443)	(443)
Charge-offs	(403)	(5,038)	(5,441)	(837)	(6,537)	(7,374)
Recoveries	89	1,323	1,412	61	1,174	1,235
Replenishment of NCLs	314	3,715	4,029	776	5,363	6,139
Net reserve builds (releases)	(2,137)	(4,125)	(6,262)	4,418	5,035	9,453
Net specific reserve builds (releases)	(189)	(371)	(560)	373	333	706
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	—	—	—	4	4
Other	(29)	(390)	(419)	(18)	(260)	(278)
Ending balance	$3,047	$14,668	$17,715	$6,938	$19,488	$26,426

(1)See “Accounting Changes” in Note 1 to the Consolidated Financial Statements for additional details.

	September 30, 2021			December 31, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated	$2,732	$13,777	$16,509	$4,887	$18,207	$23,094
Individually evaluated	315	891	1,206	515	1,345	1,860
Purchased credit deteriorated	—	—	—	—	2	2
Total ACLL	$3,047	$14,668	$17,715	$5,402	$19,554	$24,956
Loans, net of unearned income
Collectively evaluated	$390,968	$260,258	$651,226	$376,677	$283,885	$660,562
Individually evaluated	2,400	3,852	6,252	3,527	4,799	8,326
Purchased credit deteriorated	—	127	127	—	141	141
Held at fair value	7,146	13	7,159	6,840	14	6,854
Total loans, net of unearned income	$400,514	$264,250	$664,764	$387,044	$288,839	$675,883

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended September 30, 2021
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of quarter	$5	$72	$5	$1	$83
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	(5)	(1)	—	(6)
Net specific reserve builds (releases)	(4)	—	—	—	(4)
Total provision for credit losses on HTM debt securities	$(4)	$(5)	$(1)	$—	$(10)
Other, net	$—	$—	$—	$—	$—
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of quarter	$1	$67	$4	$1	$73

	Nine Months Ended September 30, 2021
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$3	$74	$6	$3	$86
Gross credit losses	—	—	—	—	—
Gross recoveries	3	—	—	—	3
Net credit losses (NCLs)	$3	$—	$—	$—	$3
Replenishment of NCLs	$(3)	$—	$—	$—	$(3)
Net reserve builds (releases)	2	(7)	(2)	(3)	(10)
Net specific reserve builds (releases)	(4)	—	—	—	(4)
Total provision for credit losses on HTM debt securities	$(5)	$(7)	$(2)	$(3)	$(17)
Other, net	$—	$—	$—	$1	$1
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of quarter	$1	$67	$4	$1	$73

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended September 30, 2020
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of quarter	$—	$99	$6	$2	$107
Adjustment to opening balance for CECL adoption	—	—	—	—	—
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	3	(19)	(1)	1	(16)
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$3	$(19)	$(1)	$1	$(16)
Other, net	$5	$—	$2	$—	$7
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of quarter	$8	$80	$7	$3	$98

	Nine Months Ended September 30, 2020
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	—	61	4	5	70
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds	3	16	1	1	21
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$3	$16	$1	$1	$21
Other, net	$5	$3	$2	$(3)	$7
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the period	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of quarter	$8	$80	$7	$3	$98

Allowance for Credit Losses on Other Assets

	Three Months Ended September 30, 2021
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$—	$24	$8	$—	$28	$60
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—		—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	—	1	—	(4)	(3)
Total provision for credit losses	$—	$—	$1	$—	$(4)	$(3)
Other, net	$—	$—	$—	$—	$1	$1
Allowance for credit losses on other assets at end of quarter	$—	$24	$9	$—	$25	$58

	Nine Months Ended September 30, 2021
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$—	$20	$10	$—	$25	$55
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	5	(1)	—	(1)	3
Total provision for credit losses	$—	$5	$(1)	$—	$(1)	$3
Other, net	$—	$(1)	$—	$—	$1	$—
Allowance for credit losses on other assets at end of quarter	$—	$24	$9	$—	$25	$58

(1)Primarily accounts receivable.

Allowance for Credit Losses on Other Assets

	Three Months Ended September 30, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of quarter	$—	$18	$7	$—	$77	$102
Adjustment to opening balance for CECL adoption	—	—	—	—	—	—
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	—	7	(3)	—	(17)	(13)
Total provision for credit losses	$—	$7	$(3)	$—	$(17)	$(13)
Other, net	$—	$—	$—	$—	$(10)	$(10)
Allowance for credit losses on other assets at end of quarter	$—	$25	$4	$—	$50	$79

	Nine Months Ended September 30, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of year	$—	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	6	14	2	1	3	26
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(6)	11	2	(1)	25	31
Total provision for credit losses	$(6)	$11	$2	$(1)	$25	$31
Other, net	$—	$—	$—	$—	$22	$22
Allowance for credit losses on other assets at end of year	$—	$25	$4	$—	$50	$79

(1)    Primarily accounts receivable.

For ACL on AFS debt securities, see Note 12 to the Consolidated Financial Statements.

15.  GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Total
Balance at December 31, 2020	$12,142	$10,020	$22,162
Foreign currency translation	(68)	(189)	(257)
Balance at March 31, 2021	$12,074	$9,831	$21,905
Foreign currency translation	34	121	155
Balance at June 30, 2021	$12,108	$9,952	$22,060
Foreign currency translation	(87)	(173)	(260)
Divesture(1)	(227)	—	(227)
Balance at September 30, 2021	$11,794	$9,779	$21,573

(1)Goodwill allocated to the Australia consumer banking business, which was classified as HFS during the third quarter of 2021.

The Company performed its annual goodwill impairment test as of July 1, 2021, at the level below each business segment (referred to as a reporting unit). The fair values of the Company’s reporting units as percentage of their carrying values ranged from approximately 125% to 153%, resulting in no impairment. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the economic and business environment continue to evolve as management progresses on its strategic refresh, including, among others, the exits of consumer businesses in 13 markets in Asia and EMEA. If management’s best estimate of future key economic and market assumptions were to differ from current assumptions, Citi could potentially experience material goodwill impairment charges in the future.
For additional information regarding Citi’s goodwill impairment testing process, see Notes 1 and 16 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K. Refer to Note 3 for a description of Citi’s business segments.

Intangible Assets
The components of intangible assets were as follows:

	September 30, 2021			December 31, 2020
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,579	$4,306	$1,273	$5,648	$4,229	$1,419
Credit card contract-related intangibles(1)	3,887	1,337	2,550	3,929	1,276	2,653
Core deposit intangibles	39	39	—	45	44	1
Other customer relationships	433	307	126	455	314	141
Present value of future profits	31	29	2	32	30	2
Indefinite-lived intangible assets	183	—	183	190	—	190
Other	76	66	10	72	67	5
Intangible assets (excluding MSRs)	$10,228	$6,084	$4,144	$10,371	$5,960	$4,411
Mortgage servicing rights (MSRs)(2)	409	—	409	336	—	336
Total intangible assets	$10,637	$6,084	$4,553	$10,707	$5,960	$4,747

(1)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% and 96% of the aggregate net carrying amount as of September 30, 2021 and December 31, 2020, respectively.
(2)For additional information on Citi’s MSRs, see Note 18 to the Consolidated Financial Statements.

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2020	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at September 30, 2021
Purchased credit card relationships(1)	$1,419	$(15)	$(129)	$—	$(2)	$1,273
Credit card contract-related intangibles(2)	2,653	4	(105)	(1)	(1)	2,550
Core deposit intangibles	1	—	(1)	—	—	—
Other customer relationships	141	12	(17)	—	(10)	126
Present value of future profits	2	—	—	—	—	2
Indefinite-lived intangible assets	190	—	—	—	(7)	183
Other	5	23	(19)	—	1	10
Intangible assets (excluding MSRs)	$4,411	$24	$(271)	$(1)	$(19)	$4,144
Mortgage servicing rights (MSRs)(3)	336					409
Total intangible assets	$4,747					$4,553

(1)Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract-related intangibles, and includes credit card accounts primarily in the Costco, Macy’s and Sears portfolios.
(2)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% and 96% of the aggregate net carrying amount at September 30, 2021 and December 31, 2020, respectively.
(3)For additional information on Citi’s MSRs, including the rollforward for the three and nine months ended September 30, 2021, see Note 18 to the Consolidated Financial Statements.

16.  DEBT
For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

Short-Term Borrowings

In millions of dollars	September 30, 2021	December 31, 2020
Commercial paper
Bank(1)	$10,017	$10,022
Broker-dealer and other(2)	6,995	7,988
Total commercial paper	$17,012	$18,010
Other borrowings(3)	12,671	11,504
Total	$29,683	$29,514

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At September 30, 2021 and December 31, 2020, collateralized short-term advances from the Federal Home Loan Banks were $1 million and $4 billion, respectively.

Long-Term Debt

In millions of dollars	September 30, 2021	December 31, 2020
Citigroup Inc.(1)	$170,104	$170,563
Bank(2)	24,715	44,742
Broker-dealer and other(3)	63,455	56,381
Total	$258,274	$271,686

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At September 30, 2021 and December 31, 2020, collateralized long-term advances from the Federal Home Loan Banks were $5.8 billion and $10.9 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both September 30, 2021 and December 31, 2020.

The following table summarizes Citi’s outstanding trust preferred securities at September 30, 2021:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo. LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	Jun. 2007	99,901	135	3 mo. sterling LIBOR + 88.75 bps	50	135	Jun. 28, 2067	Jun. 28, 2017
Total obligated			$2,575			$2,581

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

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

Three and Nine Months Ended September 30, 2021

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)(5)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2021
Balance, June 30, 2021	$1,061	$(1,523)	$864	$(6,063)	$(29,392)	$(67)	$(35,120)
Other comprehensive income before reclassifications	(204)	(138)	2	84	(1,325)	7	(1,574)
Increase (decrease) due to amounts reclassified from AOCI	(75)	56	(203)	51	13	1	(157)
Change, net of taxes	$(279)	$(82)	$(201)	$135	$(1,312)	$8	$(1,731)
Balance at September 30, 2021	$782	$(1,605)	$663	$(5,928)	$(30,704)	$(59)	$(36,851)
Nine Months Ended September 30, 2021
Balance, December 31, 2020	$3,320	$(1,419)	$1,593	$(6,864)	$(28,641)	$(47)	$(32,058)
Other comprehensive income before reclassifications	(2,101)	(295)	(318)	773	(2,076)	(14)	(4,031)
Increase (decrease) due to amounts reclassified from AOCI	(437)	109	(612)	163	13	2	(762)
Change, net of taxes	$(2,538)	$(186)	$(930)	$936	$(2,063)	$(12)	$(4,793)
Balance at September 30, 2021	$782	$(1,605)	$663	$(5,928)	$(30,704)	$(59)	$(36,851)

Footnotes to the table above appear on the following page.

Three and Nine Months Ended September 30, 2020

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Three Months Ended September 30, 2020
Balance, June 30, 2020	$3,700	$(36)	$2,094	$(7,172)	$(31,939)	$8	$(33,345)
Other comprehensive income before reclassifications	(72)	(313)	(41)	189	897	(39)	621
Increase (decrease) due to amounts reclassified from AOCI	(210)	6	(194)	57	—	—	(341)
Change, net of taxes	$(282)	$(307)	$(235)	$246	$897	$(39)	$280
Balance at September 30, 2020	$3,418	$(343)	$1,859	$(6,926)	$(31,042)	$(31)	$(33,065)
Nine Months Ended September 30, 2020
Balance, December 31, 2019	$(265)	$(944)	$123	$(6,809)	$(28,391)	$(32)	$(36,318)
Other comprehensive income before reclassifications	4,735	599	2,083	(287)	(2,651)	1	4,480
Increase (decrease) due to amounts reclassified from AOCI	(1,052)	2	(347)	170	—	—	(1,227)
Change, net of taxes	$3,683	$601	$1,736	$(117)	$(2,651)	$1	$3,253
Balance at September 30, 2020	$3,418	$(343)	$1,859	$(6,926)	$(31,042)	$(31)	$(33,065)

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
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, South Korean won, Euro, Chilean peso and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2021. Primarily reflects the movements in (by order of impact) the Mexican peso, South Korean won, Euro, Chilean peso and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2021. Primarily reflects the movements in (by order of impact) the Mexican peso, Euro, South Korean won, Australian dollar and Chinese yuan against the U.S. dollar and changes in related tax effects and hedges for the three months ended September 30, 2020. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Indian rupee, Russian ruble and South African rand against the U.S. dollar and changes in related tax effects and hedges for the nine months ended September 30, 2020. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)September 30, 2021 includes an approximate $475 million (after-tax) currency translation adjustment (CTA) loss (net of hedges) associated with the sale of the consumer banking business in Australia (see Note 2 to the Consolidated Financial Statements). The transaction generated a pretax loss on sale of approximately $680 million upon classification as held-for-sale ($580 million after-tax), subject to closing adjustments. The loss on sale primarily reflects the impact of the pretax $625 million CTA loss (net of hedges) ($475 million after-tax) already reflected in the AOCI component of equity. Upon closing, the CTA-related balance will be removed from the AOCI component of equity, resulting in a neutral impact from CTA to Citi’s Common Equity Tier 1 Capital.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three and Nine Months Ended September 30, 2021

In millions of dollars	Pretax	Tax effect	After-tax
Three Months Ended September 30, 2021
Balance, June 30, 2021	$(41,087)	$5,967	$(35,120)
Change in net unrealized gains (losses) on debt securities	(374)	95	(279)
Debt valuation adjustment (DVA)	(107)	25	(82)
Cash flow hedges	(265)	64	(201)
Benefit plans	175	(40)	135
Foreign currency translation adjustment	(1,325)	13	(1,312)
Excluded component of fair value hedges	12	(4)	8
Change	$(1,884)	$153	$(1,731)
Balance at September 30, 2021	$(42,971)	$6,120	$(36,851)
Nine Months Ended September 30, 2021
Balance, December 31, 2020	$(36,992)	$4,934	$(32,058)
Change in net unrealized gains (losses) on debt securities	(3,439)	901	(2,538)
Debt valuation adjustment (DVA)	(256)	70	(186)
Cash flow hedges	(1,219)	289	(930)
Benefit plans	1,166	(230)	936
Foreign currency translation adjustment	(2,217)	154	(2,063)
Excluded component of fair value hedges	(14)	2	(12)
Change	$(5,979)	$1,186	$(4,793)
Balance at September 30, 2021	$(42,971)	$6,120	$(36,851)

Three and Nine Months Ended September 30, 2020

In millions of dollars	Pretax	Tax effect	After-tax
Three Months Ended September 30, 2020
Balance, June 30, 2020	$(37,678)	$4,333	$(33,345)
Change in net unrealized gains (losses) on debt securities	(393)	111	(282)
Debt valuation adjustment (DVA)	(452)	145	(307)
Cash flow hedges	(307)	72	(235)
Benefit plans	344	(98)	246
Foreign currency translation adjustment	918	(21)	897
Excluded component of fair value hedges	(51)	12	(39)
Change	$59	$221	$280
Balance, September 30, 2020	$(37,619)	$4,554	$(33,065)
Nine Months Ended September 30, 2020
Balance, December 31, 2019	$(42,772)	$6,454	$(36,318)
Change in net unrealized gains (losses) on debt securities	4,905	(1,222)	3,683
Debt valuation adjustment (DVA)	801	(200)	601
Cash flow hedges	2,267	(531)	1,736
Benefit plans	(166)	49	(117)
Foreign currency translation adjustment	(2,652)	1	(2,651)
Excluded component of fair value hedges	(2)	3	1
Change	$5,153	$(1,900)	$3,253
Balance, September 30, 2020	$(37,619)	$4,554	$(33,065)

The Company recognized pretax gains (losses) related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Realized (gains) losses on sales of investments	$(117)	$(304)	$(655)	$(1,484)
Gross impairment losses	21	30	99	101
Subtotal, pretax	$(96)	$(274)	$(556)	$(1,383)
Tax effect	21	64	119	331
Net realized (gains) losses on investments after-tax(1)	$(75)	$(210)	$(437)	$(1,052)
Realized DVA (gains) losses on fair value option liabilities, pretax	$72	$8	$141	$3
Tax effect	(16)	(2)	(32)	(1)
Net realized debt valuation adjustment, after-tax	$56	$6	$109	$2
Interest rate contracts	$(269)	$(256)	$(809)	$(459)
Foreign exchange contracts	1	1	3	3
Subtotal, pretax	$(268)	$(255)	$(806)	$(456)
Tax effect	65	61	194	109
Amortization of cash flow hedges, after-tax(2)	$(203)	$(194)	$(612)	$(347)
Amortization of unrecognized:
Prior service cost (benefit)	$(5)	$(4)	$(17)	$(10)
Net actuarial loss	74	85	232	239
Curtailment/settlement impact(3)	1	(5)	5	(2)
Subtotal, pretax	$70	$76	$220	$227
Tax effect	(19)	(19)	(57)	(57)
Amortization of benefit plans, after-tax(3)	$51	$57	$163	$170
Excluded component of fair value hedges, pretax	$1	$—	$2	$—
Tax effect	—	—	—	—
Excluded component of fair value hedges, after-tax	$1	$—	$2	$—
Foreign currency translation adjustment, pretax	$20	$—	$20	$—
Tax effect	(7)	—	(7)	—
Foreign currency translation adjustment, after-tax	$13	$—	$13	$—
Total amounts reclassified out of AOCI, pretax	$(201)	$(445)	$(979)	$(1,609)
Total tax effect	44	104	217	382
Total amounts reclassified out of AOCI, after-tax	$(157)	$(341)	$(762)	$(1,227)

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
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of September 30, 2021
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$30,343	$30,343	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	114,519	—	114,519	1,537	—	—	47	1,584
Non-agency-sponsored	59,584	677	58,907	2,327	—	1	—	2,328
Citi-administered asset-backed commercial paper conduits	12,460	12,460	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	10,094	—	10,094	3,254	—	—	—	3,254
Asset-based financing(5)	279,044	11,106	267,938	29,033	1,283	11,008	—	41,324
Municipal securities tender option bond trusts (TOBs)	3,320	909	2,411	16	—	1,529	—	1,545
Municipal investments	21,078	3	21,075	2,677	3,706	3,558	—	9,941
Client intermediation	872	280	592	75	—	—	206	281
Investment funds	523	192	331	1	—	13	5	19
Other	—	—	—	—	—	—	—	—
Total	$531,837	$55,970	$475,867	$38,920	$4,989	$16,109	$258	$60,276

	As of December 31, 2020
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$32,420	$32,420	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	123,999	—	123,999	1,948	—	—	61	2,009
Non-agency-sponsored	46,132	939	45,193	2,550	—	2	1	2,553
Citi-administered asset-backed commercial paper conduits	16,730	16,730	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,332	—	18,332	4,273	—	—	—	4,273
Asset-based financing(5)	222,274	8,069	214,205	25,153	1,587	9,114	—	35,854
Municipal securities tender option bond trusts (TOBs)	3,349	835	2,514	—	—	1,611	—	1,611
Municipal investments	20,335	—	20,335	2,569	4,056	3,041	—	9,666
Client intermediation	1,352	910	442	88	—	—	56	144
Investment funds	488	153	335	—	—	15	—	15
Other	—	—	—	—	—	—	—	—
Total	$485,411	$60,056	$425,355	$36,581	$5,643	$13,783	$118	$56,125

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s September 30, 2021 and December 31, 2020 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party sponsored private equity funds, which represent $115 billion and $78 billion in unconsolidated VIE assets and $507 million and $425 million in maximum exposure to loss as of September 30, 2021 and December 31, 2020, respectively.

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
•certain third-party sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of September 30, 2021 and December 31, 2020, the Company’s maximum exposure to loss related to these deals was $56.6 billion and $57.0 billion, respectively (for more information on these positions, see Note 13 to the Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements in Citigroup’s 2020 Annual Report on Form 10-K);
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
•certain representations and warranties exposures in legacy ICG-sponsored mortgage- and asset-backed securitizations in which the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 in which the Company has no variable interest or continuing involvement as servicer was approximately $4.7 billion and $5.2 billion at September 30, 2021 and December 31, 2020, respectively;
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

	September 30, 2021		December 31, 2020
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$1	$—	$2
Asset-based financing	—	11,008	—	9,114
Municipal securities tender option bond trusts (TOBs)	1,529	—	1,611	—
Municipal investments	—	3,558	—	3,041
Investment funds	—	13	—	15
Other	—	—	—	—
Total funding commitments	$1,529	$14,580	$1,611	$12,172

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	September 30, 2021	December 31, 2020
Cash	$—	$—
Trading account assets	1.4	2.0
Investments	9.3	10.6
Total loans, net of allowance	32.3	29.3
Other	0.9	0.3
Total assets	$43.9	$42.2

Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Master Trust (Omni Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	September 30, 2021	December 31, 2020
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$11.0	$15.7
Retained by Citigroup as trust-issued securities	7.2	7.9
Retained by Citigroup via non-certificated interests	13.9	11.1
Total	$32.1	$34.7
The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars	2021	2020	2021	2020
Proceeds from new securitizations	$—	$—	$—	$—
Pay down of maturing notes	—	(1.1)	(4.7)	(4.3)
Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.3 years as of September 30, 2021 and 2.9 years as of December 31, 2020.

In billions of dollars	Sept. 30, 2021	Dec. 31, 2020
Term notes issued to third parties	$9.7	$13.9
Term notes retained by Citigroup affiliates	2.2	2.7
Total Master Trust liabilities	$11.9	$16.6
Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.9 years as of September 30, 2021 and 1.1 years as of December 31, 2020.

In billions of dollars	Sept. 30, 2021	Dec. 31, 2020
Term notes issued to third parties	$1.3	$1.8
Term notes retained by Citigroup affiliates	5.0	5.2
Total Omni Trust liabilities	$6.3	$7.0

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended September 30,
	2021		2020
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$0.5	$1.7	$2.7	$2.9
Proceeds from new securitizations	0.5	1.9	2.9	4.5
Purchases of previously transferred financial assets	—	—	0.2	—

	Nine Months Ended September 30,
	2021		2020
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$5.4	$19.8	$7.2	$5.4
Proceeds from new securitizations	5.6	19.7	7.6	7.9
Contractual servicing fees received	0.1	—	0.1	—
Purchases of previously transferred financial assets	0.1	—	0.3	—

Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $2 million and $3 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2021, gains recognized on the securitization of non-agency-sponsored mortgages were $121 million and $423 million, respectively.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $83 million and $87 million for the three and nine months ended September 30, 2020, respectively. Gains recognized on the securitization of non-agency-sponsored mortgages were $51 million and $116 million for the three and nine months ended September 30, 2020, respectively.

	September 30, 2021			December 31, 2020
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$379	$1,777	$500	$315	$1,210	$145

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $82 million related to personal loan securitizations at September 30, 2021.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 20 to the Consolidated Financial Statements for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	Three Months Ended September 30, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.6%	2.2%	2.4%
Weighted average constant prepayment rate	5.9%	4.3%	13.3%
Weighted average anticipated net credit losses(2)	NM	0.8%	0.2%
Weighted average life	7.4 years	3.2 years	4.9 years

	Three Months Ended September 30, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	3.5%	1.8%	NM
Weighted average constant prepayment rate	29.7%	2.5%	NM
Weighted average anticipated net credit losses(2)	NM	0.2%	NM
Weighted average life	4.2 years	3.9 years	NM

	Nine Months Ended September 30, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.8%	2.2%	2.8%
Weighted average constant prepayment rate	5.3%	6.3%	10.6%
Weighted average anticipated net credit losses(2)	NM	1.4%	1.0%
Weighted average life	7.6 years	3.4 years	5.4 years

	Nine Months Ended September 30, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.2%	1.8%	3.0%
Weighted average constant prepayment rate	27.9%	1.8%	25.0%
Weighted average anticipated net credit losses(2)	NM	0.7%	0.5%
Weighted average life	4.5 years	4.2 years	2.3 years

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	September 30, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	6.4%	13.0%	3.0%
Weighted average constant prepayment rate	11.3%	6.0%	7.0%
Weighted average anticipated net credit losses(2)	NM	NM	1.5%
Weighted average life	5.7 years	12.6 years	18.2 years

	December 31, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.9%	7.2%	4.3%
Weighted average constant prepayment rate	22.7%	5.3%	4.7%
Weighted average anticipated net credit losses(2)	NM	1.2%	1.4%
Weighted average life	4.5 years	5.3 years	4.7 years

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

	September 30, 2021
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(9)	$—	$—
Adverse change of 20%	(18)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(18)	—	—
Adverse change of 20%	(35)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2020
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(8)	$—	$(1)
Adverse change of 20%	(15)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(21)	—	—
Adverse change of 20%	(40)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation losses
	Securitized assets		90 days past due		Three Months Ended September 30,		Nine Months Ended September 30,
In billions of dollars, except liquidation losses in millions	Sept. 30, 2021	Dec. 31, 2020	Sept. 30, 2021	Dec. 31, 2020	2021	2020	2021	2020
Securitized assets
Residential mortgages(1)	$28.5	$16.9	$0.3	$0.5	$2	$5	$8	$23
Commercial and other	25.6	23.9	—	—	—	—	$—	—
Total	$54.1	$40.8	$0.3	$0.5	$2	$5	$8	$23

(1)    Securitized assets include $0.2 billion of personal loan securitizations as of September 30, 2021.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $409 million and $334 million at September 30, 2021 and 2020, respectively. The MSRs correspond to principal loan balances of $48 billion and $56 billion as of September 30, 2021 and 2020, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Balance, beginning of period	$419	$345	$336	$495
Originations	8	31	76	87
Changes in fair value of MSRs due to changes in inputs and assumptions	(3)	(22)	49	(191)
Other changes(1)	(15)	(20)	(52)	(57)
Sales of MSRs	—	—	—	—
Balance, as of September 30	$409	$334	$409	$334

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Servicing fees	$32	$29	$100	$102
Late fees	1	1	2	4
Ancillary fees	—	—	—	—
Total MSR fees	$33	$30	$102	$106

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended September 30, 2021 and 2020. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of September 30, 2021 and December 31, 2020, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2021, Citi transferred agency securities with a fair value of approximately $12.6 billion and $37.1 billion, respectively, to re-securitization entities compared to approximately $11.5 billion and $31.8 billion for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.2 billion (including $526 million related to re-securitization transactions executed in 2021) compared to $1.6 billion as of December 31, 2020 (including $916 million related to re-securitization transactions executed in 2020), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2021 and December 31, 2020 were approximately $78 billion and $83.6 billion, respectively.
As of September 30, 2021 and December 31, 2020, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At September 30, 2021 and December 31, 2020, the commercial paper conduits administered by Citi had approximately $12.5 billion and $16.7 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $20.5 billion and $17.1 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At September 30, 2021 and December 31, 2020, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 65 and 54 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancements, the conduits, other than the government-guaranteed loan conduit, have obtained letters of credit from the Company, which equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.1 billion and $1.5 billion as of September 30, 2021 and December 31, 2020, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At September 30, 2021 and December 31, 2020, the Company owned $2.5 billion and $6.6 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations (CLOs)
There were no new securitizations during the three months ended September 30, 2021 and 2020. The following table summarizes selected retained interests related to Citigroup CLOs:

In millions of dollars	Sept. 30, 2021	Dec. 31, 2020
Carrying value of retained interests	$1,519	$1,611

All of Citi’s retained interests were held-to-maturity securities as of September 30, 2021 and December 31, 2020.

Municipal Securities Tender Option Bond (TOB) Trusts
At September 30, 2021 and December 31, 2020, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At September 30, 2021 and December 31, 2020, liquidity agreements provided with respect to customer TOB trusts totaled $1.5 billion and $1.6 billion, respectively, of which $0.7 billion and $0.8 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $2.2 billion and $3.6 billion as of September 30, 2021 and December 31, 2020, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2021		December 31, 2020
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$33,741	$6,841	$34,570	$7,758
Corporate loans	18,465	11,363	12,022	7,654
Other (including investment funds, airlines and shipping)	215,732	23,120	167,613	20,442
Total	$267,938	$41,324	$214,205	$35,854

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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest rate contracts
Swaps	$283,433	$334,351	$20,154,428	$17,724,147
Futures and forwards	—	—	3,485,545	4,142,514
Written options	—	—	1,619,341	1,573,483
Purchased options	—	—	1,470,167	1,418,255
Total interest rate contracts	$283,433	$334,351	$26,729,481	$24,858,399
Foreign exchange contracts
Swaps	$50,214	$65,709	$6,707,996	$6,567,304
Futures, forwards and spot	54,135	37,080	4,778,312	3,945,391
Written options	—	47	746,078	907,338
Purchased options	—	53	740,239	900,626
Total foreign exchange contracts	$104,349	$102,889	$12,972,625	$12,320,659
Equity contracts
Swaps	$—	$—	$313,557	$274,098
Futures and forwards	—	—	92,136	67,025
Written options	—	—	585,440	441,003
Purchased options	—	—	473,549	328,202
Total equity contracts	$—	$—	$1,464,682	$1,110,328
Commodity and other contracts
Swaps	$—	$—	$94,768	$80,127
Futures and forwards	2,342	924	176,408	143,175
Written options	—	—	63,308	71,376
Purchased options	—	—	58,947	67,849
Total commodity and other contracts	$2,342	$924	$393,431	$362,527
Credit derivatives(1)
Protection sold	$—	$—	$634,497	$543,607
Protection purchased	—	—	705,590	612,770
Total credit derivatives	$—	$—	$1,340,087	$1,156,377
Total derivative notionals	$390,124	$438,164	$42,900,306	$39,808,290

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of September 30, 2021 and December 31, 2020. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $290 billion and $280 billion as of September 30, 2021 and December 31, 2020, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at September 30, 2021	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,964	$30
Cleared	244	84
Interest rate contracts	$2,208	$114
Over-the-counter	$1,146	$1,482
Cleared	6	—
Foreign exchange contracts	$1,152	$1,482
Total derivatives instruments designated as ASC 815 hedges	$3,360	$1,596
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$159,004	$146,083
Cleared	12,129	10,673
Exchange traded	55	29
Interest rate contracts	$171,188	$156,785
Over-the-counter	$130,707	$128,259
Cleared	401	249
Foreign exchange contracts	$131,108	$128,508
Over-the-counter	$30,147	$38,966
Cleared	18	24
Exchange traded	23,516	23,583
Equity contracts	$53,681	$62,573
Over-the-counter	$43,833	$43,394
Exchange traded	3,302	3,824
Commodity and other contracts	$47,135	$47,218
Over-the-counter	$7,237	$7,331
Cleared	3,005	3,318
Credit derivatives	$10,242	$10,649
Total derivatives instruments not designated as ASC 815 hedges	$413,354	$405,733
Total derivatives	$416,714	$407,329
Cash collateral paid/received(3)	$23,216	$18,492
Less: Netting agreements(4)	(313,526)	(313,526)
Less: Netting cash collateral received/paid(5)	(48,391)	(49,460)
Net receivables/payables included on the Consolidated Balance Sheet(6)	$78,013	$62,835
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(881)	$(509)
Less: Non-cash collateral received/paid	(5,726)	(13,358)
Total net receivables/payables(6)	$71,406	$48,968

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
(3)Reflects the net amount of the $72,676 million and $66,883 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $49,460 million was used to offset trading derivative liabilities. Of the gross cash collateral received, $48,391 million was used to offset trading derivative assets.
(4)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $278 billion, $12 billion and $23 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(5)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(6)The net receivables/payables include approximately $10 billion of derivative asset and $12 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

For the three and nine months ended September 30, 2021 and 2020, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 to the Consolidated Financial Statements for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Interest rate contracts	$9	$(3)	$(66)	$171
Foreign exchange	(26)	19	(60)	(18)
Total	$(17)	$16	$(126)	$153

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
In millions of dollars	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(747)	$—	$(1,121)	$—	$(4,228)	$—	$5,965
Foreign exchange hedges	(724)	—	1,235	—	(714)	—	(242)	—
Commodity hedges	(166)	—	(3)	—	(732)	—	(94)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(890)	$(747)	$1,232	$(1,121)	$(1,446)	$(4,228)	$(336)	$5,965
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$667	$—	$955	$—	$3,934	$—	$(6,173)
Foreign exchange hedges	725	—	(1,235)	—	715	—	242	—
Commodity hedges	166	—	3	—	732	—	94	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$891	$667	$(1,232)	$955	$1,447	$3,934	$336	$(6,173)
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$—	$—	$—	$—	$(3)	$—	$(23)
Foreign exchange hedges(2)	79	—	(24)	—	96	—	(65)	—
Commodity hedges	42	—	91	—	(33)	—	81	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$121	$—	$67	$—	$63	$(3)	$16	$(23)

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.
(2)Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $12 million and $(14) million for the three and nine months ended September 30, 2021 and $(51) million and $(2) million for the three and nine months ended September 30, 2020, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative hedge basis adjustment becomes part of the carrying value of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at September 30, 2021 and December 31, 2020, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities, that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of September 30, 2021
Debt securities AFS(1)(3)	$72,366	$103	$165
Long-term debt	155,659	1,804	4,061
As of December 31, 2020
Debt securities AFS(2)(3)	$81,082	$28	$342
Long-term debt	169,026	5,554	4,989

(1)These amounts include a cumulative basis adjustment of $76 million for active hedges and $(118) million for de-designated hedges as of September 30, 2021, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $7 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $30 billion as of September 30, 2021) in a last-of-layer hedging relationship.
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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2021 is approximately $1 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions of dollars	2021		2020		2021		2020
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$19		$(52)		$(397)		$2,739
Foreign exchange contracts	(16)		—		(16)		(16)
Total gain (loss) recognized in AOCI	$3		$(52)		$(413)		$2,723
	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$269	$—	$256	$—	$809	$—	$459
Foreign exchange contracts	(1)	—	(1)	—	(3)	—	(3)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$269	$(1)	$256	$(3)	$809	$(3)	$459
Net pretax change in cash flow hedges included within AOCI		$(265)		$(307)		$(1,219)		$2,267

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest revenue). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest revenue in the Consolidated Statement of Income.

Net Investment Hedges
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, was $700 million and $831 million for the three and nine months ended September 30, 2021 and $(450) million and $882 million for the three and nine months ended September 30, 2020, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at September 30, 2021	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,384	$3,060	$112,636	$108,122
Broker-dealers	1,984	1,229	50,752	44,525
Non-financial	125	75	6,056	2,635
Insurance and other financial institutions	5,749	6,285	536,146	479,215
Total by industry of counterparty	$10,242	$10,649	$705,590	$634,497
By instrument
Credit default swaps and options	$9,609	$9,927	$689,107	$626,484
Total return swaps and other	633	722	16,483	8,013
Total by instrument	$10,242	$10,649	$705,590	$634,497
By rating of reference entity
Investment grade	$4,179	$4,053	$541,747	$478,178
Non-investment grade	6,063	6,596	163,843	156,319
Total by rating of reference entity	$10,242	$10,649	$705,590	$634,497
By maturity
Within 1 year	$783	$1,274	$131,085	$121,324
From 1 to 5 years	6,188	6,192	460,850	419,029
After 5 years	3,271	3,183	113,655	94,144
Total by maturity	$10,242	$10,649	$705,590	$634,497

(1)The fair value amount receivable is composed of $3,729 million under protection purchased and $6,513 million under protection sold.
(2)The fair value amount payable is composed of $7,244 million under protection purchased and $3,405 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2020	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,902	$3,187	$117,685	$120,739
Broker-dealers	1,770	1,215	46,928	44,692
Non-financial	109	90	5,740	2,217
Insurance and other financial institutions	5,008	5,637	442,417	375,959
Total by industry of counterparty	$9,789	$10,129	$612,770	$543,607
By instrument
Credit default swaps and options	$9,254	$9,254	$599,633	$538,426
Total return swaps and other	535	875	13,137	5,181
Total by instrument	$9,789	$10,129	$612,770	$543,607
By rating of reference entity
Investment grade	$4,136	$4,037	$478,643	$418,147
Non-investment grade	5,653	6,092	134,127	125,460
Total by rating of reference entity	$9,789	$10,129	$612,770	$543,607
By maturity
Within 1 year	$914	$1,355	$134,080	$125,464
From 1 to 5 years	6,022	5,991	421,682	374,376
After 5 years	2,853	2,783	57,008	43,767
Total by maturity	$9,789	$10,129	$612,770	$543,607

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2021 and December 31, 2020 was $20 billion and $25 billion, respectively. The Company posted $18 billion and $22 billion as collateral for this exposure in the normal course of business as of September 30, 2021 and December 31, 2020, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of September 30, 2021, the Company could be required to post an additional $1.5 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1.6 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $1.6 billion and $2.0 billion as of September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021, the fair value of these previously derecognized assets was $1.6 billion. The fair value of the total return swaps as of September 30, 2021 was $53 million recorded as gross derivative assets and $18 million recorded as gross derivative liabilities. At December 31, 2020, the fair value of these previously derecognized assets was $2.2 billion, and the fair value of the total return swaps was $135 million recorded as gross derivative assets and $7 million recorded as gross derivative liabilities.
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

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at September 30, 2021 and December 31, 2020:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2021	December 31, 2020
Counterparty CVA	$(671)	$(800)
Asset FVA	(459)	(525)
Citigroup (own credit) CVA	375	403
Liability FVA	80	67
Total CVA—derivative instruments	$(675)	$(855)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Counterparty CVA	$25	$104	$68	$(134)
Asset FVA	(23)	105	71	(316)
Own credit CVA	34	(62)	(44)	200
Liability FVA	(63)	(36)	(52)	87
Total CVA—derivative instruments	$(27)	$111	$43	$(163)
DVA related to own FVO liabilities(1)	$(107)	$(452)	$(256)	$801
Total CVA and DVA	$(134)	$(341)	$(213)	$638

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at September 30, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$328,482	$257	$328,739	$(116,539)	$212,200
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	29,577	432	30,009	—	30,009
Residential	—	415	61	476	—	476
Commercial	—	656	120	776	—	776
Total trading mortgage-backed securities	$—	$30,648	$613	$31,261	$—	$31,261
U.S. Treasury and federal agency securities	$42,689	$4,621	$—	$47,310	$—	$47,310
State and municipal	—	1,570	71	1,641	—	1,641
Foreign government	54,922	27,517	33	82,472	—	82,472
Corporate	1,914	20,833	541	23,288	—	23,288
Equity securities	49,713	10,350	205	60,268	—	60,268
Asset-backed securities	—	804	664	1,468	—	1,468
Other trading assets(2)	—	16,278	915	17,193	—	17,193
Total trading non-derivative assets	$149,238	$112,621	$3,042	$264,901	$—	$264,901
Trading derivatives
Interest rate contracts	$59	$170,175	$3,162	$173,396
Foreign exchange contracts	—	131,744	516	132,260
Equity contracts	—	51,894	1,787	53,681
Commodity contracts	—	45,933	1,202	47,135
Credit derivatives	—	9,432	810	10,242
Total trading derivatives—before netting and collateral	$59	$409,178	$7,477	$416,714
Cash collateral paid(3)				$23,216
Netting agreements					$(313,526)
Netting of cash collateral received					(48,391)
Total trading derivatives—after netting and collateral	$59	$409,178	$7,477	$439,930	$(361,917)	$78,013
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,617	$52	$36,669	$—	$36,669
Residential	—	351	12	363	—	363
Commercial	—	34	—	34	—	34
Total investment mortgage-backed securities	$—	$37,002	$64	$37,066	$—	$37,066
U.S. Treasury and federal agency securities	$123,004	$170	$—	$123,174	$—	$123,174
State and municipal	—	1,949	735	2,684	—	2,684
Foreign government	65,314	54,068	812	120,194	—	120,194
Corporate	3,577	3,157	192	6,926	—	6,926
Marketable equity securities	243	136	—	379	—	379
Asset-backed securities	—	261	3	264	—	264
Other debt securities	—	5,265	—	5,265	—	5,265
Non-marketable equity securities(4)	—	47	347	394	—	394
Total investments	$192,138	$102,055	$2,153	$296,346	$—	$296,346

Table continues on the next page.

In millions of dollars at September 30, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$6,437	$722	$7,159	$—	$7,159
Mortgage servicing rights	—	—	409	409	—	409
Non-trading derivatives and other financial assets measured on a recurring basis	$4,347	$7,462	$86	$11,895	$—	$11,895
Total assets	$345,782	$966,235	$14,146	$1,349,379	$(478,456)	$870,923
Total as a percentage of gross assets(5)	26.1%	72.9%	1.1%
Liabilities
Interest-bearing deposits	$—	$2,531	$182	$2,713	$—	$2,713
Securities loaned and sold under agreements to repurchase	—	184,142	656	184,798	(109,536)	75,262
Trading account liabilities
Securities sold, not yet purchased	98,685	17,671	88	116,444	—	116,444
Other trading liabilities	—	7	—	7	—	7
Total trading liabilities	$98,685	$17,678	$88	$116,451	$—	$116,451
Trading derivatives
Interest rate contracts	$45	$155,183	$1,671	$156,899
Foreign exchange contracts	3	129,263	724	129,990
Equity contracts	26	58,787	3,760	62,573
Commodity contracts	—	46,434	784	47,218
Credit derivatives	—	9,889	760	10,649
Total trading derivatives—before netting and collateral	$74	$399,556	$7,699	$407,329
Cash collateral received(6)				$18,492
Netting agreements					$(313,526)
Netting of cash collateral paid					(49,460)
Total trading derivatives—after netting and collateral	$74	$399,556	$7,699	$425,821	$(362,986)	$62,835
Short-term borrowings	$—	$8,811	$3	$8,814	$—	$8,814
Long-term debt	—	52,136	26,042	78,178	—	78,178
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$3,245	$177	$1	$3,423		$3,423
Total liabilities	$102,004	$665,031	$34,671	$820,198	$(472,522)	$347,676
Total as a percentage of gross liabilities(5)	12.7%	83.0%	4.3%

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
(3)Reflects the net amount of $72,676 million of gross cash collateral paid, of which $49,460 million was used to offset trading derivative liabilities.
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
(6)Reflects the net amount of $66,883 million of gross cash collateral received, of which $48,391 million was used to offset trading derivative assets.

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2021 and 2020. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2021
Assets
Securities borrowed and purchased under agreements to resell	$211	$1	$—	$45	$—	$43	$—	$—	$(43)	$257	$3
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	376	20	—	60	(52)	154	—	(126)	—	432	17
Residential	95	2	—	5	(9)	19	—	(51)	—	61	3
Commercial	87	1	—	17	(12)	36	—	(9)	—	120	1
Total trading mortgage-backed securities	$558	$23	$—	$82	$(73)	$209	$—	$(186)	$—	$613	$21
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	70	3	—	—	—	—	—	(2)	—	71	4
Foreign government	141	26	—	7	(98)	6	—	(49)	—	33	4
Corporate	823	3	—	123	(110)	246	—	(544)	—	541	16
Marketable equity securities	147	12	—	55	(9)	58	—	(58)	—	205	14
Asset-backed securities	692	101	—	128	(19)	186	—	(424)	—	664	(28)
Other trading assets	555	138	—	25	(67)	379	—	(115)	—	915	36
Total trading non-derivative assets	$2,986	$306	$—	$420	$(376)	$1,084	$—	$(1,378)	$—	$3,042	$67
Trading derivatives, net(4)
Interest rate contracts	$1,764	$(160)	$—	$(79)	$56	$10	$—	$—	$(100)	$1,491	$(189)
Foreign exchange contracts	(184)	131	—	(71)	(22)	11	—	(3)	(70)	(208)	121
Equity contracts	(2,550)	538	—	(370)	668	134	—	(98)	(295)	(1,973)	452
Commodity contracts	142	200	—	(3)	106	44	—	(50)	(21)	418	218
Credit derivatives	(41)	(84)	—	24	116	—	—	—	35	50	(87)
Total trading derivatives, net(4)	$(869)	$625	$—	$(499)	$924	$199	$—	$(151)	$(451)	$(222)	$515

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2021
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$52	$—	$—	$20	$(10)	$—	$—	$(10)	$—	$52	$—
Residential	—	—	—	—	—	12	—	—	—	12	—
Total investment mortgage-backed securities	$52	$—	$—	$20	$(10)	$12	$—	$(10)	$—	$64	$—
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	748	—	(6)	—	—	2	—	(9)	—	735	(6)
Foreign government	957	—	(25)	63	(232)	99	—	(50)	—	812	(6)
Corporate	104	—	(2)	151	(41)	7	—	(27)	—	192	—
Marketable equity securities	—	—	—	—	—	—	—	—	—	—	—
Asset-backed securities	3	—	—	—	—	—	—	—	—	3	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	382	—	(36)	1	—	—	—	—	—	347	(53)
Total investments	$2,246	$—	$(69)	$235	$(283)	$120	$—	$(96)	$—	$2,153	$(65)
Loans	$429	$—	$(16)	$—	$(20)	$—	$336	$—	$(7)	$722	$14
Mortgage servicing rights	419	—	(3)	—	—	—	8	—	(15)	409	(3)
Other financial assets measured on a recurring basis	55	—	3	10	(4)	33	—	(11)	—	86	—
Liabilities
Interest-bearing deposits	$154	$—	$(25)	$—	$—	$—	$14	$—	$(11)	$182	$5
Securities loaned and sold under agreements to repurchase	488	(29)	—	183	—	—	—	—	(44)	656	6
Trading account liabilities
Securities sold, not yet purchased	168	(22)	—	7	(4)	21	—	—	(126)	88	4
Other trading liabilities	1	1	—	—	—	—	—	—	—	—	4
Short-term borrowings	41	(1)	—	2	(12)	—	2	—	(31)	3	2
Long-term debt	25,068	486	—	2,052	(1,086)	—	1,526	—	(1,032)	26,042	434
Other financial liabilities measured on a recurring basis	4	—	—	—	—	—	—		(3)	1	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2021.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2021
Assets
Securities borrowed and purchased under agreements to resell	$320	$(10)	$—	$45	$(49)	$319	$—	$—	$(368)	$257	$25
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	27	21	—	312	(60)	268	—	(136)	—	432	31
Residential	340	24	—	74	(77)	220	—	(520)	—	61	17
Commercial	136	22	—	93	(53)	60	—	(138)	—	120	2
Total trading mortgage-backed securities	$503	$67	$—	$479	$(190)	$548	$—	$(794)	$—	$613	$50
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	94	3	—	—	(29)	5	—	(2)	—	71	4
Foreign government	51	31	—	143	(126)	77	—	(143)	—	33	4
Corporate	375	78	—	441	(278)	721	—	(796)	—	541	(6)
Marketable equity securities	73	59	—	139	(51)	93	—	(108)	—	205	26
Asset-backed securities	1,606	349	—	163	(217)	1,120	—	(2,357)	—	664	(58)
Other trading assets	945	156	—	86	(196)	727	4	(803)	(4)	915	29
Total trading non-derivative assets	$3,647	$743	$—	$1,451	$(1,087)	$3,291	$4	$(5,003)	$(4)	$3,042	$49
Trading derivatives, net(4)
Interest rate contracts	$1,614	$(458)	$—	$94	$377	$12	$(84)	$—	$(64)	$1,491	$(216)
Foreign exchange contracts	52	52	—	(63)	(18)	145	—	(300)	(76)	(208)	53
Equity contracts	(3,213)	1,150	—	(968)	1,566	243	—	(215)	(536)	(1,973)	237
Commodity contracts	292	750	—	7	(511)	138	—	(205)	(53)	418	272
Credit derivatives	48	(205)	—	39	45	—	—	—	123	50	(239)
Total trading derivatives, net(4)	$(1,207)	$1,289	$—	$(891)	$1,459	$538	$(84)	$(720)	$(606)	$(222)	$107
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$2	$42	$(10)	$3	$—	$(15)	$—	$52	$(53)
Residential	—	—	—	—	—	12	—	—	—	12	—
Total investment mortgage-backed securities	$30	$—	$2	$42	$(10)	$15	$—	$(15)	$—	$64	$(53)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	834	—	(16)	58	(108)	5	—	(38)	—	735	(12)
Foreign government	268	—	(24)	503	(521)	744	—	(158)	—	812	(4)
Corporate	60	—	(13)	183	(41)	37	—	(34)	—	192	2
Asset-backed securities	1	—	(21)	36	—	—	—	(13)	—	3	(25)
Non-marketable equity securities	349	—	4	2	—	—	—	(8)	—	347	(53)
Total investments	$1,542	$—	$(68)	$824	$(680)	$801	$—	$(266)	$—	$2,153	$(145)

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2021
Loans	$1,985	$—	$332	$271	$(2,071)	$—	$337	$—	$(132)	$722	$111
Mortgage servicing rights	336	—	49	—	—	—	76	—	(52)	409	50
Other financial assets measured on a recurring basis	—	—	3	65	(4)	33	—	(11)	—	86	—
Liabilities
Interest-bearing deposits	$206	$—	$(7)	$—	$(44)	$—	$34	$—	$(21)	$182	$(146)
Securities loaned and sold under agreements to repurchase	631	(22)	—	183	(483)	488	—	—	(185)	656	25
Trading account liabilities
Securities sold, not yet purchased	214	39	—	69	(29)	41	—	—	(168)	88	4
Other trading liabilities	26	26	—	—	—	—	—	—	—	—	—
Short-term borrowings	219	31	—	44	(56)	—	27	—	(200)	3	2
Long-term debt	25,210	2,259	—	6,921	(7,054)	—	9,071	—	(5,847)	26,042	1,305
Other financial liabilities measured on a recurring basis	1	—	(3)	—	(4)	—	14	—	(13)	1	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2021.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2020
Assets
Securities borrowed or purchased under agreements to resell	$326	$4	$—	$—	$—	$43	$—	$—	$(43)	$330	$4
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	96	9	—	5	—	182	—	(26)	—	266	9
Residential	433	64	—	10	(17)	67	—	(288)	—	269	(1)
Commercial	217	1	—	13	—	24	—	(74)	—	181	—
Total trading mortgage-backed securities	$746	$74	$—	$28	$(17)	$273	$—	$(388)	$—	$716	$8
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	117	—	—	—	—	—	—	(41)	—	76	—
Foreign government	26	1	—	4	—	26	—	(16)	—	41	—
Corporate	399	(25)	—	22	(57)	160	2	(227)	—	274	(16)
Marketable equity securities	92	(31)	—	2	—	15	—	(13)	—	65	(25)
Asset-backed securities	1,785	14	—	167	(1)	351	—	(488)	—	1,828	4
Other trading assets	797	(24)	—	140	(102)	66	5	(84)	(4)	794	(29)
Total trading non-derivative assets	$3,962	$9	$—	$363	$(177)	$891	$7	$(1,257)	$(4)	$3,794	$(58)
Trading derivatives, net(4)
Interest rate contracts	$1,968	$70	$—	$(17)	$(7)	$31	$78	$(62)	$(525)	$1,536	$50
Foreign exchange contracts	(26)	122	—	(23)	29	3	—	(6)	(74)	25	47
Equity contracts	(2,235)	(183)	—	(41)	(69)	1	—	(12)	(120)	(2,659)	(160)
Commodity contracts	(278)	172	—	48	(5)	29	—	(15)	24	(25)	151
Credit derivatives	402	(271)	—	(33)	19	—	—	—	34	151	(274)
Total trading derivatives, net(4)	$(169)	$(90)	$—	$(66)	$(33)	$64	$78	$(95)	$(661)	$(972)	$(186)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$—	$—	$—	$—	$—	$—	$—	$30	$(27)
Residential	—	—	—	—	—	—	—	—	—	—	8
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$30	$—	$—	$—	$—	$—	$—	$—	$—	$30	$(19)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	825	—	(5)	2	—	19	—	(16)	—	825	25
Foreign government	196	—	3	—	—	66	—	(76)	—	189	—
Corporate	106	—	—	—	—	—	—	(50)	—	56	—
Marketable equity securities	1	—	(1)	—	—	—	—	—	—	—	(1)
Asset-backed securities	6	—	(4)	—	—	—	—	—	—	2	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	332	—	17	—	(2)	—	3	—	—	350	16
Total investments	$1,496	$—	$10	$2	$(2)	$85	$3	$(142)	$—	$1,452	$21
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2020
Loans	$978	$—	$567	$138	$—	$—	$—	$—	$(2)	$1,681	$573
Mortgage servicing rights	345	—	(22)	—	—	—	31	—	(20)	334	(14)
Other financial assets measured on a recurring basis	—	—	(3)	19	—	—	(13)	(3)	—	—	(11)
Liabilities
Interest-bearing deposits	$237	$—	$26	$—	$—	$—	$4	$—	$(2)	$213	$23
Securities loaned or sold under agreements to repurchase	625	(34)	—	—	—	—	—	—	—	659	(126)
Trading account liabilities
Securities sold, not yet purchased	104	3	—	54	(3)	—	—	—	(11)	141	—
Other trading liabilities	—	(16)	—	27	—	—	—	—	—	43	(15)
Short-term borrowings	128	9	—	78	—	—	11	—	(7)	201	13
Long-term debt	21,633	(267)	—	1,396	(27)	—	1,308	—	(1,461)	23,116	(234)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	2	—	—	2	3

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
(4)Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2020
Assets
Securities borrowed and purchased under agreements to resell	$303	$18	$—	$—	$—	$151	$—	$—	$(142)	$330	$4
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	10	(65)	—	21	(9)	390	—	(81)	—	266	14
Residential	123	70	—	214	(60)	341	—	(419)	—	269	(6)
Commercial	61	5	—	156	(17)	113	—	(137)	—	181	(13)
Total trading mortgage-backed securities	$194	$10	$—	$391	$(86)	$844	$—	$(637)	$—	$716	$(5)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	64	2	—	15	(3)	62	—	(64)	—	76	1
Foreign government	52	(27)	—	6	(2)	130	—	(118)	—	41	—
Corporate	313	265	—	108	(127)	579	2	(860)	(6)	274	7
Marketable equity securities	100	(22)	—	40	(3)	221	—	(271)	—	65	(33)
Asset-backed securities	1,177	(88)	—	663	(61)	1,091	—	(954)	—	1,828	(208)
Other trading assets	555	196	—	321	(254)	297	19	(321)	(19)	794	(63)
Total trading non-derivative assets	$2,455	$336	$—	$1,544	$(536)	$3,224	$21	$(3,225)	$(25)	$3,794	$(301)
Trading derivatives, net(4)
Interest rate contracts	$1	$445	$—	$1,597	$(9)	$33	$134	$(49)	$(616)	$1,536	$365
Foreign exchange contracts	(5)	70	—	(56)	40	52	—	(19)	(57)	25	339
Equity contracts	(1,596)	(747)	—	(432)	167	25	—	(18)	(58)	(2,659)	(658)
Commodity contracts	(59)	(34)	—	85	(75)	95	—	(59)	22	(25)	(34)
Credit derivatives	(56)	308	—	138	(339)	—	—	—	100	151	49
Total trading derivatives, net(4)	$(1,715)	$42	$—	$1,332	$(216)	$205	$134	$(145)	$(609)	$(972)	$61
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$32	$—	$(5)	$1	$1	$1	$—	$—	$—	$30	$(64)
Residential	—	—	—	—	—	—	—	—	—	—	8
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$32	$—	$(5)	$1	$1	$1	$—	$—	$—	$30	$(56)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	623	—	(12)	312	(131)	114	—	(81)	—	825	50
Foreign government	96	—	8	27	(64)	274	—	(152)	—	189	—
Corporate	45	—	2	49	(152)	162	—	(50)	—	56	—
Marketable equity securities	—	—	(1)	1	—	—	—	—	—	—	(1)
Asset-backed securities	22	—	(1)	—	—	—	—	(19)	—	2	6
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	441	—	(36)	—	(2)	2	3	(3)	(55)	350	24
Total investments	$1,259	$—	$(45)	$390	$(348)	$553	$3	$(305)	$(55)	$1,452	$23
Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2019	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2020
Loans	$402	$—	$935	$355	$(6)	$—	$—	$—	$(5)	$1,681	$1,026
Mortgage servicing rights	495	—	(191)	—	—	—	87	—	(57)	334	(161)
Other financial assets measured on a recurring basis	1	—	11	19	—	—	(19)	(8)	(4)	—	9
Liabilities
Interest-bearing deposits	$215	$—	$15	$278	$(151)	$—	$34	$—	$(148)	$213	$(122)
Securities loaned and sold under agreements to repurchase	757	(7)	—	—	—	—	—	—	(105)	659	(159)
Trading account liabilities
Securities sold, not yet purchased	48	(126)	—	171	(21)	—	9	—	(192)	141	(40)
Other trading liabilities	—	(16)	—	27	—	—	—	—	—	43	(15)
Short-term borrowings	13	28	—	164	(6)	—	72	—	(14)	201	15
Long-term debt	17,169	(647)	—	6,459	(4,195)	—	8,096	—	(5,060)	23,116	(487)
Other financial liabilities measured on a recurring basis	—	—	—	—	—	—	4	—	(2)	2	—
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
Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2020 to September 30, 2021:

•During the nine months ended September 30, 2021, transfers of Loans of $2.0 billion from Level 3 to Level 2 were primarily driven by equity forward and volatility inputs that have been assessed as not significant to the overall valuation of certain hybrid loan instruments, including equity options and long dated equity call spreads.
•During the nine months ended September 30, 2021, transfers of Equity contracts of $1.0 billion from Level 2 to Level 3 were due to equity forward and volatility inputs becoming an unobservable and/or significant input relative to the overall valuation of equity options and equity swaps. In other instances, market changes have resulted in observable equity forward and volatility inputs becoming an insignificant input to the overall valuation of the instrument (e.g., when an option becomes deep-in or deep-out of the money). This has resulted in $1.6 billion of certain Equity contracts being transferred from Level 3 to Level 2.
•During the three and nine months ended September 30, 2021, transfers of Long-term debt were $2.1 billion and $6.9 billion, respectively, from Level 2 to Level 3. Of the $6.9 billion transfer in the nine months ended September 30, 2021, approximately $5.9 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $0.9 billion related to equity volatility inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $1.1 billion and $7.1 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three and nine months ended September 30, 2021, respectively.
The following were the significant Level 3 transfers for the period December 31, 2019 to September 30, 2020:

•During the nine months ended September 30, 2020, transfers of Interest rate contracts of $1.6 billion from Level 2 to Level 3 were due to interest rate option volatility becoming an unobservable and/or significant input relative to the overall valuation of inflation and other interest rate derivatives.
•During the three and nine months ended September 30, 2020, $1.4 billion and $6.5 billion, respectively, of Long-term debt containing embedded derivatives was transferred from Level 2 to Level 3, as a result of interest rate option volatility, equity correlation and credit derivative inputs becoming unobservable and/or significant relative to the overall valuation of certain structured long-term debt products. In other instances, market changes resulted in unobservable volatility inputs becoming insignificant to the overall valuation of the instrument (e.g., when an option becomes deep-in or deep-out of the money). This has resulted in $4.2 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the nine months ended September 30, 2020.

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

As of September 30, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$257	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.27%	0.64%	0.46%
Mortgage-backed securities	$376	Yield analysis	Yield	2.10%	17.85%	5.62%
	244	Price-based	Price	$4.41	$120.77	$50.04
State and municipal, foreign government, corporate and other debt securities	$2,223	Price-based	Price	$0.01	$1,024.98	$188.92
	904	Model-based	Equity volatility	—%	286.78%	23.08%
Marketable equity securities(5)	$139	Price-based	Price	$—	$73,000.00	$6,027.91
	41	Model-based	Illiquidity discount	20.00%	21.00%	20.31%
	25	Comparables analysis	WAL	1.99 years	1.99 years	1.99 years
			Recovery (in millions)	$5,733	$5,733	$5,733
			Revenue multiple	6.40x	6.40x	6.40x
Asset-backed securities	$360	Price-based	Price	$5.70	$3,450.00	$447.00
	307	Yield analysis	Yield	2.76%	21.13%	7.25%
Non-marketable equities	$166	Comparables analysis	Illiquidity discount	10.00%	35.00%	27.40%
	114	Price-based	PE ratio	11.20x	29.60x	16.62x
	67	Model-based	Adjustment factor	—x	0.70x	0.32x
			Price	$43.43	$1,684.00	$1,219.39
			EBITDA multiples	4.60x	18.30x	12.89x
			Revenue multiple	13.00x	25.10x	18.54x
Derivatives—gross(6)
Interest rate contracts (gross)	$4,681	Model-based	IR Normal volatility	0.05%	0.78%	0.57%
			Inflation volatility	0.26%	2.71%	1.22%
Foreign exchange contracts (gross)	$1,219	Model-based	IR Normal volatility	0.11%	0.59%	0.51%
			FX volatility	0.76%	41.60%	10.25%
			Interest rate	2.43%	8.04%	6.39%
Equity contracts (gross)(7)	$5,400	Model-based	Equity volatility	—%	286.78%	35.61%
			Equity forward	57.78%	127.80%	89.35%
			Equity-Equity correlation	(40.00)%	99.00%	80.51%
			Equity-FX correlation	(80.10)%	80.00%	(10.34)%
Commodity and other contracts (gross)	$1,985	Model-based	Commodity correlation	(50.82)%	91.95%	(0.71)%
			Commodity volatility	11.00%	130.00%	25.04%
			Forward price	37.49%	619.33%	99.31%
Credit derivatives (gross)	$1,111	Model-based	Credit spread	5 bps	625 bps	66 bps
	458	Price-based	Recovery rate	25.00%	75.00%	42.25%
			Upfront points	4.54%	99.97%	59.38%
			Credit correlation	25.00%	80.00%	52.25%
			Price	$40.00	$102.88	$79.01

As of September 30, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$87	Price-based	Price	$5.63	$252.23	$152.32
Loans and leases	$656	Model-based	Equity volatility	23.42%	63.96%	36.98%
Mortgage servicing rights	$333	Cash flow	Yield	2.00%	14.00%	6.70%
	76	Model-based	WAL	3.26 years	6.68 years	5.68 years
Liabilities
Interest-bearing deposits	$149	Model-based	IR Normal volatility	0.14%	0.78%	0.62%
Securities loaned and sold under agreements to repurchase	$656	Model-based	Interest rate	0.13%	2.34%	1.62%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$81	Price-based	Price	$—	$12,100.00	$1,378.00
Short-term borrowings and long-term debt	$25,792	Model-based	IR Normal volatility	0.11%	0.78%	0.56%
			Equity volatility	—%	286.78%	23.17%
			Equity-IR correlation	(13.00)%	60.00%	29.19%
			Equity-FX correlation	(80.10)%	80.00%	(10.34)%
			FX volatility	—%	32.57%	9.68%

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$320	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.30%	0.35%	0.32%
Mortgage-backed securities	$344	Price-based	Price	$30	$111	$80
	168	Yield analysis	Yield	2.63%	21.80%	10.13%
State and municipal, foreign government, corporate and other debt securities	$1,566	Price-based	Price	$—	$2,265	$90
	852	Model-based	Credit spread	35 bps	375 bps	226 bps
Marketable equity securities(5)	$36	Model-based	Price	$—	$31,000	$5,132
	36	Price-based	WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,733	$5,733	$5,733
Asset-backed securities	$863	Price-based	Price	$2	$157	$59
	744	Yield analysis	Yield	3.77%	21.77%	9.01%
Non-marketable equities	$205	Comparables analysis	Illiquidity discount	10.00%	45.00%	25.29%
			PE ratio	13.60x	28.00x	22.83x
	142	Price-based	Price	$136	$2,041	$1,647
			EBITDA multiples	3.30x	36.70x	15.10x
			Adjustment factor	0.20x	0.61x	0.25x
			Appraised value (in thousands)	$287	$39,745	$21,754
			Revenue multiple	2.70x	28.00x	8.92x
Derivatives—gross(6)
Interest rate contracts (gross)	$5,143	Model-based	Inflation volatility	0.27%	2.36%	0.78%
			IR normal volatility	0.11%	0.73%	0.52%
Foreign exchange contracts (gross)	$1,296	Model-based	FX volatility	1.70%	12.63%	5.41%
			Contingent event	100.00%	100.00%	100.00%

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Interest rate	0.84%	84.09%	17.55%
			IR normal volatility	0.11%	0.52%	0.46%
			IR-FX correlation	40.00%	60.00%	50.00%
			IR-IR correlation	(21.71)%	40.00%	38.09%
Equity contracts (gross)(7)	$7,330	Model-based	Equity volatility	5.00%	91.43%	42.74%
			Forward price	65.88%	105.20%	91.82%
Commodity and other contracts (gross)	$1,636	Model-based	Commodity correlation	(44.92)%	95.91%	70.60%
			Commodity volatility	0.16%	80.17%	23.72%
			Forward price	15.40%	262.00%	98.53%
Credit derivatives (gross)	$1,854	Model-based	Credit spread	3.50 bps	352.35 bps	99.89 bps
	408	Price-based	Recovery rate	20.00%	60.00%	41.60%
			Credit correlation	25.00%	80.00%	43.36%
			Upfront points	—%	107.20%	48.10%
Loans and leases	$1,804	Model-based	Equity volatility	24.65%	83.09%	58.23%
Mortgage servicing rights	$258	Cash flow	Yield	2.86%	16.00%	6.32%
	78	Model-based	WAL	2.66 years	5.40 years	4.46 years
Liabilities
Interest-bearing deposits	$206	Model-based	IR Normal volatility	0.11%	0.73%	0.54%
Securities loaned and sold under agreements to repurchase	$631	Model-based	Interest rate	0.08%	1.86%	0.71%
Trading account liabilities
Securities sold, not yet purchased	$178	Model-based	IR lognormal volatility	52.06%	128.87%	89.82%
	62	Price-based	Price	$—	$866	$80
			Interest rate	10.03%	20.07%	13.70%
Short-term borrowings and long-term debt	$24,827	Model-based	IR Normal volatility	0.11%	0.73%	0.51%
			Forward price	15.40%	262.00%	92.48%

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2021
Loans HFS(1)	$876	$368	$508
Other real estate owned	5	—	5
Loans(2)	224	—	224
Non-marketable equity securities measured using the measurement alternative	233	44	189
Total assets at fair value on a nonrecurring basis	$1,338	$412	$926

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2020
Loans HFS(1)	$3,375	$478	$2,897
Other real estate owned	17	4	13
Loans(2)	1,015	679	336
Non-marketable equity securities measured using the measurement alternative	315	312	3
Total assets at fair value on a nonrecurring basis	$4,722	$1,473	$3,249

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

As of September 30, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$508	Price-based	Price	$90.00	$100.00	$98.37
Other real estate owned	$5	Recovery analysis	Appraised value(4)	$27,000	$3,400,000	$712,192
Loans (5)	$192	Price-based	Appraised value(4)	$91	$3,900,000	$253,297
	32	Recovery analysis	Price	2.70	70.00	32.14
Non-marketable equity securities measured using the measurement alternative	$189	Price-based	Price	$8.48	$1,951.67	$580.68

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$2,683	Price-based	Price	$79	$100	$98
Other real estate owned	$7	Price-based	Appraised value(4)	$3,110,711	$4,241,357	$3,586,975
	4	Recovery analysis	Price	51	51	51
Loans(5)	$147	Price-based	Price	$2	$49	$23
	73	Recovery analysis	Recovery rate	0.99%	78.00%	13.37%
			Appraised value(4)	$34	$43,646,426	$17,762,950

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Loans HFS	$(13)	$(26)	$(22)	$(133)
Other real estate owned	—	—	—	(1)
Loans(1)	(10)	(31)	33	(131)
Non-marketable equity securities measured using the measurement alternative	72	37	363	8
Total nonrecurring fair value gains (losses)	$49	$(20)	$374	$(257)

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

	September 30, 2021		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$203.0	$203.7	$89.1	$111.6	$3.0
Securities borrowed and purchased under agreements to resell	125.5	125.5	—	121.8	3.7
Loans(1)(2)	639.4	654.2	—	—	654.2
Other financial assets(2)(3)	421.0	421.0	302.5	21.3	97.2
Liabilities
Deposits	$1,344.8	$1,345.5	$—	$1,178.0	$167.5
Securities loaned and sold under agreements to repurchase	133.9	133.9	—	133.6	0.3
Long-term debt(4)	180.1	194.0	—	179.8	14.2
Other financial liabilities(5)	115.4	115.4	—	18.0	97.4

	December 31, 2020		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$110.3	$113.2	$23.3	$87.0	$2.9
Securities borrowed and purchased under agreements to resell	109.5	109.5	—	109.5	—
Loans(1)(2)	643.3	663.9	—	0.6	663.3
Other financial assets(2)(3)	383.2	383.2	291.5	18.1	73.6
Liabilities
Deposits	$1,278.7	$1,278.8	$—	$1,093.3	$185.5
Securities loaned and sold under agreements to repurchase	139.3	139.3	—	139.3	—
Long-term debt(4)	204.6	221.2	—	197.8	23.4
Other financial liabilities(5)	102.4	102.4	—	19.2	83.2
(1)The carrying value of loans is net of the Allowance for credit losses on loans of $17.7 billion for September 30, 2021 and $25.0 billion for December 31, 2020. In addition, the carrying values exclude $0.5 billion and $0.7 billion of lease finance receivables at September 30, 2021 and December 31, 2020, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2021 and December 31, 2020 were off-balance liabilities of $9.1 billion and $7.3 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2021	2020	2021	2020
Assets
Securities borrowed and purchased under agreements to resell	$(28)	$(27)	$(64)	$17
Trading account assets	(2)	183	151	(278)
Loans
Certain corporate loans	(292)	1,003	376	973
Certain consumer loans	—	—	—	—
Total loans	$(292)	$1,003	$376	$973
Other assets
MSRs	$(3)	$(22)	$49	$(191)
Certain mortgage loans HFS(1)	25	74	69	208
Total other assets	$22	$52	$118	$17
Total assets	$(300)	$1,211	$581	$729
Liabilities
Interest-bearing deposits	$54	$(53)	$(39)	$(105)
Securities loaned and sold under agreements to repurchase	19	482	37	390
Trading account liabilities	5	16	15	(1)
Short-term borrowings(2)	140	(60)	332	937
Long-term debt(2)	975	(1,098)	542	865
Total liabilities	$1,193	$(713)	$887	$2,086

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a loss of $107 million and a loss of $452 million for the three months ended September 30, 2021 and 2020, and a loss of $256 million and a gain of $801 million for the nine months ended September 30, 2021 and 2020, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	September 30, 2021		December 31, 2020
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$8,382	$7,159	$8,063	$6,854
Aggregate unpaid principal balance in excess of (less than) fair value	(116)	(161)	(915)	(14)
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	4
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	1	—	—

In addition to the amounts reported above, $744 million and $1,068 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2021 and December 31, 2020, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2021 and 2020 due to instrument-specific credit risk totaled to losses of $(10) million and $(23) million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.4 billion and $0.5 billion at September 30, 2021 and December 31, 2020, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of September 30, 2021, there were approximately $16.7 billion and $6.7 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	September 30, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$2,630	$1,742
Aggregate fair value in excess of (less than) unpaid principal balance	77	91
Balance of non-accrual loans or loans more than 90 days past due	1	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2021 and 2020 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	September 30, 2021	December 31, 2020
Interest rate linked	$38.3	$34.5
Foreign exchange linked	0.2	1.2
Equity linked	32.8	27.3
Commodity linked	4.0	1.4
Credit linked	2.9	2.6
Total	$78.2	$67.0

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	September 30, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$78,178	$67,063
Aggregate unpaid principal balance in excess of (less than) fair value	(3,019)	(5,130)

The following table provides information about short-term borrowings carried at fair value:

`

In millions of dollars	September 30, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$8,814	$4,683
Aggregate unpaid principal balance in excess of (less than) fair value	—	68

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
The following tables present information about Citi’s guarantees at September 30, 2021 and December 31, 2020:

	Maximum potential amount of future payments
In billions of dollars at September 30, 2021	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$27.6	$64.9	$92.5	$937
Performance guarantees	6.5	6.1	12.6	46
Derivative instruments considered to be guarantees	17.0	54.9	71.9	360
Loans sold with recourse	—	1.7	1.7	15
Securities lending indemnifications(1)	131.7	—	131.7	—
Credit card merchant processing(2)	114.6	—	114.6	1
Credit card arrangements with partners	—	0.8	0.8	7
Custody indemnifications and other	—	24.5	24.5	37
Total	$297.4	$152.9	$450.3	$1,403

	Maximum potential amount of future payments
In billions of dollars at December 31, 2020	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.3	$68.4	$93.7	$1,407
Performance guarantees	7.3	6.0	13.3	72
Derivative instruments considered to be guarantees	20.0	60.9	80.9	671
Loans sold with recourse	—	1.2	1.2	9
Securities lending indemnifications(1)	112.2	—	112.2	—
Credit card merchant processing(2)	101.9	—	101.9	3
Credit card arrangements with partners	0.2	0.8	1.0	7
Custody indemnifications and other	—	37.3	37.3	35
Total	$266.9	$174.6	$441.5	$2,204

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At September 30, 2021 and December 31, 2020, this maximum potential exposure was estimated to be $115 billion and $102 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $32 million and $31 million at September 30, 2021 and December 31, 2020, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2021 and December 31, 2020, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2021 or December 31, 2020 for potential obligations that could arise from Citi’s involvement with VTN associations.

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

If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason, including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.
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
However, for exchange-traded and OTC-cleared derivative contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $17.1 billion and $16.6 billion as of September 30, 2021 and December 31, 2020, respectively.
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

Carrying Value—Guarantees and Indemnifications
At September 30, 2021 and December 31, 2020, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.4 billion and $2.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $62.8 billion and $51.6 billion at September 30, 2021 and December 31, 2020, respectively. Securities and other marketable assets held as collateral amounted to $88.1 billion and $80.1 billion at September 30, 2021 and December 31, 2020, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.9 billion and $6.6 billion at September 30, 2021 and December 31, 2020, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at September 30, 2021	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$80.1	$12.2	$0.2	$92.5
Performance guarantees	10.0	2.6	—	12.6
Derivative instruments deemed to be guarantees	—	—	71.9	71.9
Loans sold with recourse	—	—	1.7	1.7
Securities lending indemnifications	—	—	131.7	131.7
Credit card merchant processing	—	—	114.6	114.6
Credit card arrangements with partners	—	—	0.8	0.8
Custody indemnifications and other	11.8	12.7	—	24.5
Total	$101.9	$27.5	$320.9	$450.3

	Maximum potential amount of future payments
In billions of dollars at December 31, 2020	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$78.5	$14.6	$0.6	$93.7
Performance guarantees	9.8	3.0	0.5	13.3
Derivative instruments deemed to be guarantees	—	—	80.9	80.9
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	112.2	112.2
Credit card merchant processing	—	—	101.9	101.9
Credit card arrangements with partners	—	—	1.0	1.0
Custody indemnifications and other	24.9	12.4	—	37.3
Total	$113.2	$30.0	$298.3	$441.5

Leases
The Company’s operating leases, where Citi is a lessee, include real estate such as office space and branches and various types of equipment. These leases have a weighted-average remaining lease term of approximately six years as of September 30, 2021. The operating lease ROU asset and lease liability were $2.8 billion and $3.0 billion, respectively, as of September 30, 2021, compared to an operating lease ROU asset of $2.8 billion and lease liability of $3.1 billion as of December 31, 2020. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2021	December 31, 2020
Commercial and similar letters of credit	$696	$5,713	$6,409	$5,221
One- to four-family residential mortgages	1,735	2,756	4,491	5,002
Revolving open-end loans secured by one- to four-family residential properties	7,225	1,130	8,355	9,626
Commercial real estate, construction and land development	14,267	2,733	17,000	12,867
Credit card lines	604,350	100,607	704,957	710,399
Commercial and other consumer loan commitments	214,515	118,283	332,798	322,458
Other commitments and contingencies	5,437	212	5,649	5,715
Total	$848,225	$231,434	$1,079,659	$1,071,288

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At September 30, 2021 and December 31, 2020, Citigroup had approximately $135.8 billion and $71.8 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $57.4 billion and $62.5 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 10 to the Consolidated Financial Statements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	September 30, 2021	December 31, 2020
Cash and due from banks	$2,733	$3,774
Deposits with banks, net of allowance	13,900	14,203
Total	$16,633	$17,977

In response to the COVID-19 pandemic, the Federal Reserve Bank and certain other central banks eased regulations related to minimum required cash deposited with central banks.

23.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 23 to the Consolidated Financial Statements in Citi’s Second Quarter of 2021 Form 10-Q and First Quarter of 2021 Form 10-Q and in Note 27 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At September 30, 2021, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.5 billion in the aggregate.
As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation, regulatory, tax, or other matters are subject to particular uncertainties. For example, at the time of making an estimate, Citigroup may only have preliminary or incomplete information about the facts underlying the claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, or tax authorities may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimates because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of amounts accrued in relation to matters for which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.

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

ANZ Underwriting Matter
In August 2021, the Australian Commonwealth Director of Public Prosecution (CDPP) discontinued four of the six charges brought against Citigroup Global Markets Australia Pty Limited. The CDPP also discontinued all charges against one former Citi employee. Additional information concerning this action is publicly available in court filings under the docket number NSD 1316–NSD 1324/2020.

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: On September 9, 2021, in MCCARTHY, ET AL. v. INTERCONTINENTAL EXCHANGE, INC., ET AL., the court held a hearing on plaintiffs’ motions for preliminary and permanent injunctions. On September 30, 2021, defendants moved to dismiss the complaint. Additional information concerning this action is publicly available in court filings under the docket number 20 Civ. 5832 (N.D. Cal.) (Donato, J.).

Interchange Fee Litigation
On September 27, 2021, the court granted the injunctive relief class plaintiffs’ motion to certify a non-opt-out class. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

Madoff-Related Litigation
In December 2008, a Securities Investor Protection Act (SIPA) trustee, Irving H. Picard, was appointed for the SIPA liquidation of Bernard L. Madoff Investment Securities LLC (BLMIS), in the United States Bankruptcy Court for the Southern District of New York. Beginning in 2010, he commenced actions against multiple Citi entities, including Citibank, N.A., Citicorp North America, Inc., Citigroup Global Markets Limited, and Citibank (Switzerland) AG, seeking recovery of monies that originated at BLMIS and were allegedly received by the Citi entities as subsequent transferees. On August 30, 2021, the United States Court of Appeals for the Second Circuit reversed the bankruptcy court’s denial of the SIPA trustee’s motion for leave to amend his complaint and remanded the case to the bankruptcy court for further proceedings. The actions are captioned PICARD v. CITIBANK, N.A., ET AL. and PICARD v. CITIBANK (SWITZERLAND) AG. Additional information concerning these actions is publicly available in court filings under the docket numbers 10-5345, 12-1700 (Bankr. S.D.N.Y.) (Morris, J.); 12-MC-115 (S.D.N.Y.) (Rakoff, J.); and 17-2992, 17-3076, 17-3139, 19-4282, 20-1333 (2d Cir.).
Also beginning in 2010, the British Virgin Islands liquidators of Fairfield Sentry Limited, whose assets were invested with BLMIS, commenced multiple actions in the United States Bankruptcy Court for the Southern District of New York against over 400 defendants, including Citigroup Global Markets Limited; Citibank (Switzerland) AG; Citibank, N.A., London; Citivic Nominees, Limited; and Cititrust (Bahamas) Limited. The actions seek recovery of monies that were allegedly received by Citi entities from Fairfield Sentry. Appeals concerning various dismissed claims are pending before the United States District Court for the Southern District of New York, and there is one claim remaining in Bankruptcy Court. These actions are captioned FAIRFIELD SENTRY LTD., ET AL. v. CGML, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK NA LONDON, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. ZURICH CAPITAL MARKETS COMPANY, ET AL.; and FAIRFIELD SENTRY LTD., ET AL. v. DON CHIMANGO SA, ET AL. Additional information is publicly available in court filings under the docket numbers 10-13164, 10-3496, 10-3622, 10-3634, 10-3640, 10-4100, 11-2770, 12-1298 (Bankr. S.D.N.Y.) (Morris, J.); and 19-3911, 19-4267, 19-4396, 19-4484, 19-5106, 19-5135, 21-2997, 21-3243, 21-3526, 21-3529, 21-3530, 21-4307, 21-4498, 21-4496 (S.D.N.Y.) (Broderick, J.).

Sovereign Securities Matters
Antitrust and Other Litigation: On July 19, 2021, in IN RE SSA BONDS ANTITRUST LITIGATION, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of the case. Additional information concerning this action is publicly available in court filings under the docket numbers 16-CV-3711 (S.D.N.Y.) (Ramos, J.) and 20-1759 (2d Cir.).

Tribune Company Bankruptcy
On August 20, 2021, the United States Court of Appeals for the Second Circuit issued its decision in the consolidated appeals in KIRSCHNER v. FITZSIMONS and KIRSCHNER v. CGMI. In the FITZSIMONS action, the Second Circuit affirmed the dismissal of the actual fraudulent transfer claim against the shareholder defendants, including the Citigroup affiliates. In the CGMI action, the Second Circuit affirmed the dismissal of all claims against CGMI except for the claim of constructive fraudulent conveyance. As to that claim, the Second Circuit vacated the dismissal and remanded to the district court for further proceedings on that claim and other claims that remain against certain other defendants that are not Citigroup affiliates. Additional information concerning this action is publicly available in court filings under the docket numbers 12 MC 2296 (S.D.N.Y.) (Cote, J.), 19-0449 (2d Cir.), and 19-3049 (2d Cir.).

Variable Rate Demand Obligation Litigation
On August 6, 2021, the plaintiffs in the nationwide putative class action filed a consolidated amended complaint, captioned THE BOARD OF DIRECTORS OF THE SAN DIEGO ASSOCIATION OF GOVERNMENTS v. BANK OF AMERICA CORP., ET AL. On September 14, 2021, defendants moved to dismiss the consolidated amended complaint in part. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-1608 (S.D.N.Y.) (Furman, J.).

Wind Farm Litigations
On September 11, 2021, the Stephens Ranch plaintiffs voluntarily dismissed their action with prejudice. Additional information concerning this action is publicly available in court filings under docket numbers 652078/2021 (Sup. Ct. N.Y. Cnty.) (Reed, J.) and 2021-01387 (1st Dep’t).

Settlement Payments
Payments required in any settlement agreements described above have been made or are covered by existing litigation or other accruals.

24.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Citigroup’s Registration Statement on Form S-3 on file with the SEC includes its wholly owned subsidiary, Citigroup Global Markets Holdings Inc. (CGMHI), as a co-registrant. Any securities issued by CGMHI under the Form S-3 will be fully and unconditionally guaranteed by Citigroup.
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, Condensed Consolidating Balance Sheet as of September 30, 2021 and December 31, 2020 and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2021 and 2020 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,592	$—	$—	$(2,592)	$—
Interest revenue	—	844	11,806	—	12,650
Interest revenue—intercompany	935	129	(1,064)	—	—
Interest expense	1,190	201	861	—	2,252
Interest expense—intercompany	56	323	(379)	—	—
Net interest revenue	$(311)	$449	$10,260	$—	$10,398
Commissions and fees	$—	$1,893	$1,506	$—	$3,399
Commissions and fees—intercompany	—	85	(85)	—	—
Principal transactions	130	(1,468)	3,571	—	2,233
Principal transactions—intercompany	(305)	2,220	(1,915)	—	—
Other revenue	(138)	159	1,103	—	1,124
Other revenue—intercompany	(44)	(13)	57	—	—
Total non-interest revenues	$(357)	$2,876	$4,237	$—	$6,756
Total revenues, net of interest expense	$1,924	$3,325	$14,497	$(2,592)	$17,154
Provisions for credit losses and for benefits and claims	$(2)	$2	$(192)	$—	$(192)
Operating expenses
Compensation and benefits	$3	$1,347	$4,708	$—	$6,058
Compensation and benefits—intercompany	21	—	(21)	—	—
Other operating	35	728	4,663	—	5,426
Other operating—intercompany	2	781	(783)	—	—
Total operating expenses	$61	$2,856	$8,567	$—	$11,484
Equity in undistributed income of subsidiaries	$2,530	$—	$—	$(2,530)	$—
Income (loss) from continuing operations before income taxes	$4,395	$467	$6,122	$(5,122)	$5,862
Provision (benefit) for income taxes	(249)	183	1,259	—	1,193
Income (loss) from continuing operations	$4,644	$284	$4,863	$(5,122)	$4,669
Income (loss) from discontinued operations, net of taxes	—	—	(1)	—	(1)
Net income before attribution of noncontrolling interests	$4,644	$284	$4,862	$(5,122)	$4,668
Noncontrolling interests	—	—	24	—	24
Net income (loss)	$4,644	$284	$4,838	$(5,122)	$4,644
Comprehensive income
Add: Other comprehensive income (loss)	$(1,731)	$(195)	$2,007	$(1,812)	$(1,731)
Total Citigroup comprehensive income (loss)	$2,913	$89	$6,845	$(6,934)	$2,913
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(31)	$—	$(31)
Add: Net income attributable to noncontrolling interests	—	—	24	—	24
Total comprehensive income (loss)	$2,913	$89	$6,838	$(6,934)	$2,906

Condensed Consolidating Statements of Income and Comprehensive Income
	Nine Months Ended September 30, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$6,392	$—	$—	$(6,392)	$—
Interest revenue	—	2,829	34,818	—	37,647
Interest revenue—intercompany	2,847	410	(3,257)	—	—
Interest expense	3,611	645	2,628	—	6,884
Interest expense—intercompany	234	982	(1,216)	—	—
Net interest revenue	$(998)	$1,612	$30,149	$—	$30,763
Commissions and fees	$—	$5,890	$4,553	$—	$10,443
Commissions and fees—intercompany	(27)	220	(193)	—	—
Principal transactions	1,007	5,109	2,334	—	8,450
Principal transactions—intercompany	(1,273)	(2,128)	3,401	—	—
Other revenue	(87)	401	3,985	—	4,299
Other revenue—intercompany	(105)	(41)	146	—	—
Total non-interest revenues	$(485)	$9,451	$14,226	$—	$23,192
Total revenues, net of interest expense	$4,909	$11,063	$44,375	$(6,392)	$53,955
Provisions for credit losses and for benefits and claims	$—	$9	$(3,322)	$—	$(3,313)
Operating expenses
Compensation and benefits	$31	$3,984	$14,026	$—	$18,041
Compensation and benefits—intercompany	69	—	(69)	—	—
Other operating	60	2,050	13,598	—	15,708
Other operating—intercompany	8	2,269	(2,277)	—	—
Total operating expenses	$168	$8,303	$25,278	$—	$33,749
Equity in undistributed income of subsidiaries	$13,270	$—	$—	$(13,270)	$—
Income (loss) from continuing operations before income taxes	$18,011	$2,751	$22,419	$(19,662)	$23,519
Provision (benefit) for income taxes	(768)	516	4,932	—	4,680
Income (loss) from continuing operations	$18,779	$2,235	$17,487	$(19,662)	$18,839
Income (loss) from discontinued operations, net of taxes	—	—	7	—	7
Net income before attribution of noncontrolling interests	$18,779	$2,235	$17,494	$(19,662)	$18,846
Noncontrolling interests	—	—	67	—	67
Net income (loss)	$18,779	$2,235	$17,427	$(19,662)	$18,779
Comprehensive income
Add: Other comprehensive income (loss)	$(4,793)	$(238)	$578	$(340)	$(4,793)
Total Citigroup comprehensive income (loss)	$13,986	$1,997	$18,005	$(20,002)	$13,986
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(71)	$—	$(71)
Add: Net income attributable to noncontrolling interests	—	—	67	—	67
Total comprehensive income (loss)	$13,986	$1,997	$18,001	$(20,002)	$13,982

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,250	$—	$—	$(2,250)	$—
Interest revenue	—	1,128	12,186	—	13,314
Interest revenue—intercompany	991	153	(1,144)	—	—
Interest expense	1,267	274	1,280	—	2,821
Interest expense—intercompany	61	416	(477)	—	—
Net interest revenue	$(337)	$591	$10,239	$—	$10,493
Commissions and fees	$—	$1,494	$1,259	$—	$2,753
Commissions and fees—intercompany	—	30	(30)	—	—
Principal transactions	(169)	(3,779)	6,456	—	2,508
Principal transactions—intercompany	42	4,350	(4,392)	—	—
Other revenue	(90)	208	1,430	—	1,548
Other revenue—intercompany	78	12	(90)	—	—
Total non-interest revenues	$(139)	$2,315	$4,633	$—	$6,809
Total revenues, net of interest expense	$1,774	$2,906	$14,872	$(2,250)	$17,302
Provisions for credit losses and for benefits and claims	$—	$(1)	$2,385	$—	$2,384
Operating expenses
Compensation and benefits	$(21)	$1,165	$4,451	$—	$5,595
Compensation and benefits—intercompany	44	—	(44)	—	—
Other operating	5	597	4,767	—	5,369
Other operating—intercompany	4	772	(776)	—	—
Total operating expenses	$32	$2,534	$8,398	$—	$10,964
Equity in undistributed income of subsidiaries	$1,056	$—	$—	$(1,056)	$—
Income (loss) from continuing operations before income taxes	$2,798	$373	$4,089	$(3,306)	$3,954
Provision (benefit) for income taxes	(348)	165	960	—	777
Income (loss) from continuing operations	$3,146	$208	$3,129	$(3,306)	$3,177
Income (loss) from discontinued operations, net of taxes	—	—	(7)	—	(7)
Net income (loss) before attribution of noncontrolling interests	$3,146	$208	$3,122	$(3,306)	$3,170
Noncontrolling interests	—	—	24	—	24
Net income (loss)	$3,146	$208	$3,098	$(3,306)	$3,146
Comprehensive income
Add: Other comprehensive income (loss)	$280	$(51)	$(2,178)	$2,229	$280
Total Citigroup comprehensive income (loss)	$3,426	$157	$920	$(1,077)	$3,426
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$19	$—	$19
Add: Net income attributable to noncontrolling interests	—	—	24	—	24
Total comprehensive income (loss)	$3,426	$157	$963	$(1,077)	$3,469

Condensed Consolidating Statements of Income and Comprehensive Income
	Nine Months Ended September 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,355	$—	$—	$(2,355)	$—
Interest revenue	—	4,340	40,702	—	45,042
Interest revenue—intercompany	3,202	776	(3,978)	—	—
Interest expense	3,675	1,795	6,507	—	11,977
Interest expense—intercompany	451	1,819	(2,270)	—	—
Net interest revenue	$(924)	$1,502	$32,487	$—	$33,065
Commissions and fees	$—	$4,815	$3,892	$—	$8,707
Commissions and fees—intercompany	(19)	267	(248)	—	—
Principal transactions	(1,099)	(518)	13,543	—	11,926
Principal transactions—intercompany	606	4,849	(5,455)	—	—
Other revenue	(24)	468	3,657	—	4,101
Other revenue—intercompany	16	38	(54)	—	—
Total non-interest revenues	$(520)	$9,919	$15,335	$—	$24,734
Total revenues, net of interest expense	$911	$11,421	$47,822	$(2,355)	$57,799
Provisions for credit losses and for benefits and claims	$—	$(1)	$17,542	$—	$17,541
Operating expenses
Compensation and benefits	$112	$3,806	$12,955	$—	$16,873
Compensation and benefits—intercompany	119	—	(119)	—	—
Other operating	37	1,789	13,368	—	15,194
Other operating—intercompany	12	1,629	(1,641)	—	—
Total operating expenses	$280	$7,224	$24,563	$—	$32,067
Equity in undistributed income of subsidiaries	$5,285	$—	$—	$(5,285)	$—
Income (loss) from continuing operations before income taxes	$5,916	$4,198	$5,717	$(7,640)	$8,191
Provision (benefit) for income taxes	(822)	1,217	1,014	—	1,409
Income (loss) from continuing operations	$6,738	$2,981	$4,703	$(7,640)	$6,782
Income (loss) from discontinued operations, net of taxes	—	—	(26)	—	(26)
Net income (loss) before attribution of noncontrolling interests	$6,738	$2,981	$4,677	$(7,640)	$6,756
Noncontrolling interests	—	—	18	—	18
Net income (loss)	$6,738	$2,981	$4,659	$(7,640)	$6,738
Comprehensive income
Add: Other comprehensive income (loss)	$3,253	$277	$10,058	$(10,335)	$3,253
Total Citigroup comprehensive income (loss)	$9,991	$3,258	$14,717	$(17,975)	$9,991
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$7	$—	$7
Add: Net income attributable to noncontrolling interests	—	—	18	—	18
Total comprehensive income (loss)	$9,991	$3,258	$14,742	$(17,975)	$10,016

Condensed Consolidating Balance Sheet

	September 30, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$965	$27,941	$—	$28,906
Cash and due from banks—intercompany	8	6,033	(6,041)	—	—
Deposits with banks, net of allowance	—	5,763	289,139	—	294,902
Deposits with banks—intercompany	4,000	9,200	(13,200)	—	—
Securities borrowed and purchased under resale agreements	—	277,955	59,741	—	337,696
Securities borrowed and purchased under resale agreements—intercompany	—	25,137	(25,137)	—	—
Trading account assets	249	204,591	138,074	—	342,914
Trading account assets—intercompany	1,001	5,043	(6,044)	—	—
Investments, net of allowance	1	266	500,582	—	500,849
Loans, net of unearned income	—	3,018	661,746	—	664,764
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(17,715)	—	(17,715)
Total loans, net	$—	$3,018	$644,031	$—	$647,049
Advances to subsidiaries	$147,338	$—	$(147,338)	$—	$—
Investments in subsidiaries	222,021	—	—	(222,021)	—
Other assets, net of allowance(1)	11,043	74,168	124,349	—	209,560
Other assets—intercompany	2,867	62,048	(64,915)	—	—
Total assets	$388,528	$674,187	$1,521,182	$(222,021)	$2,361,876
Liabilities and equity
Deposits	$—	$—	$1,347,528	$—	$1,347,528
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	192,276	16,908	—	209,184
Securities loaned and sold under repurchase agreements—intercompany	—	66,703	(66,703)	—	—
Trading account liabilities	32	131,565	47,689	—	179,286
Trading account liabilities—intercompany	632	4,565	(5,197)	—	—
Short-term borrowings	—	14,547	15,136	—	29,683
Short-term borrowings—intercompany	—	16,400	(16,400)	—	—
Long-term debt	170,104	57,826	30,344	—	258,274
Long-term debt—intercompany	—	74,016	(74,016)	—	—
Advances from subsidiaries	14,049	—	(14,049)	—	—
Other liabilities, including allowance	2,780	66,345	67,186	—	136,311
Other liabilities—intercompany	56	12,466	(12,522)	—	—
Stockholders’ equity	200,875	37,478	185,278	(222,021)	201,610
Total liabilities and equity	$388,528	$674,187	$1,521,182	$(222,021)	$2,361,876

(1)Other assets for Citigroup parent company at September 30, 2021 included $35.0 billion of placements to Citibank and its branches, of which $19.5 billion had a remaining term of less than 30 days.

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

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2021
In millions of dollars	Citigroup parent company		CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by operating activities of continuing operations	$3,604		$30,413	$25,168	$—	$59,185
Cash flows from investing activities of continuing operations
Purchases of investments	$—		$—	$(277,874)	$—	$(277,874)
Proceeds from sales of investments	—		—	96,203	—	96,203
Proceeds from maturities of investments	—		—	107,361	—	107,361
Change in loans	—		—	6,613	—	6,613
Proceeds from sales and securitizations of loans	—		—	1,134	—	1,134
Change in securities borrowed and purchased under agreements to resell	—		(40,065)	(2,919)	—	(42,984)
Changes in investments and advances—intercompany	3,374		(9,743)	6,369	—	—
Other investing activities	—		(42)	(2,480)	—	(2,522)
Net cash provided by (used in) investing activities of continuing operations	$3,374		$(49,850)	$(65,593)	$—	$(112,069)
Cash flows from financing activities of continuing operations
Dividends paid	$(3,959)		$(195)	$195	$—	$(3,959)
Issuance of preferred stock	2,300		—	—	—	2,300
Redemption of preferred stock	(3,785)		—	—	—	(3,785)
Treasury stock acquired	(7,448)		—	—	—	(7,448)
Proceeds (repayments) from issuance of long-term debt, net	4,660		11,336	(18,507)	—	(2,511)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—		9,084	(9,084)	—	—
Change in deposits	—		—	73,769	—	73,769
Change in securities loaned and sold under agreements to repurchase	—		(2,397)	12,056	—	9,659
Change in short-term borrowings	—		2,224	(2,055)	—	169
Net change in short-term borrowings and other advances—intercompany	1,074		1,253	(2,327)	—	—
Capital contributions from (to) parent	—	—	(19)	19	—	—
Other financing activities	(328)		—	—	—	(328)
Net cash provided by (used in) financing activities of continuing operations	$(7,486)		$21,286	$54,066	$—	$67,866
Effect of exchange rate changes on cash and due from banks	$—		$—	$(789)	$—	$(789)
Change in cash and due from banks and deposits with banks	$(508)		$1,849	$12,852	$—	$14,193
Cash and due from banks and deposits with banks at beginning of period	4,516		20,112	284,987	—	309,615
Cash and due from banks and deposits with banks at end of period	$4,008		$21,961	$297,839	$—	$323,808
Cash and due from banks	$8		$6,998	$21,900	$—	$28,906
Deposits with banks, net of allowance	4,000		14,963	275,939	—	294,902
Cash and due from banks and deposits with banks at end of period	$4,008		$21,961	$297,839	$—	$323,808
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the period for income taxes	$(1,757)		$809	$4,011	$—	$3,063
Cash paid during the period for interest	2,307		1,687	2,900	—	6,894
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$—		$—	$8,291	$—	$8,291
Transfers to loans HFS from loans	—		—	5,329	—	5,329
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$—		$—	$521	$—	$521
Decrease in deposits associated with significant disposals reclassified to HFS	—		—	6,912	—	6,912

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$3,605	$(36,465)	$10,606	$—	$(22,254)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(276,084)	$—	$(276,084)
Proceeds from sales of investments	—	—	130,237	—	130,237
Proceeds from maturities of investments	—	—	78,476	—	78,476
Change in loans	—	—	23,488	—	23,488
Proceeds from sales and securitizations of loans	—	—	924	—	924
Change in securities borrowed and purchased under agreements to resell	—	(35,332)	(2,704)	—	(38,036)
Changes in investments and advances—intercompany	(5,179)	(5,532)	10,711	—	—
Other investing activities	—	—	(2,205)	—	(2,205)
Net cash used in investing activities of continuing operations	$(5,179)	$(40,864)	$(37,157)	$—	$(83,200)
Cash flows from financing activities of continuing operations
Dividends paid	$(4,024)	$(168)	$168	$—	$(4,024)
Issuance of preferred stock	1,500	—	—	—	1,500
Redemption of preferred stock	(1,500)	—	—	—	(1,500)
Treasury stock acquired	(2,925)	—	—	—	(2,925)
Proceeds (repayments) from issuance of long-term debt, net	16,136	6,606	(4,664)	—	18,078
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	1,607	(1,607)	—	—
Change in deposits	—	—	192,033	—	192,033
Change in securities loaned and sold under agreements to repurchase	—	75,977	(35,089)	—	40,888
Change in short-term borrowings	—	788	(8,398)	—	(7,610)
Net change in short-term borrowings and other advances—intercompany	(7,214)	(6,524)	13,738	—	—
Other financing activities	(408)	—	—	—	(408)
Net cash provided by financing activities of continuing operations	$1,565	$78,286	$156,181	$—	$236,032
Effect of exchange rate changes on cash and due from banks	$—	$—	$(802)	$—	$(802)
Change in cash and due from banks and deposits with banks	$(9)	$957	$128,828	$—	$129,776
Cash and due from banks and deposits with banks at beginning of period	3,021	16,441	174,457	—	193,919
Cash and due from banks and deposits with banks at end of period	$3,012	$17,398	$303,285	$—	$323,695
Cash and due from banks	$12	$5,960	$19,336	$—	$25,308
Deposits with banks, net of allowance	3,000	11,438	283,949	—	298,387
Cash and due from banks and deposits with banks at end of period	$3,012	$17,398	$303,285	$—	$323,695
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$(1,263)	$1,177	$3,923	$—	$3,837
Cash paid during the period for interest	2,507	3,988	5,007	—	11,502
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$2,122	$—	$2,122

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
All large banks, including Citi, are subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.
Citi repurchased its common shares for an aggregate of $3.0 billion during the third quarter of 2021, as indicated in the table below. All shares repurchased were added to treasury stock.

The following table summarizes Citi’s common share repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share
July 2021
Open market repurchases	6.9	$68.04
Employee transactions(1)	—	—
August 2021
Open market repurchases	21.5	71.26
Employee transactions(1)	—	—
September 2021
Open market repurchases	14.3	70.08
Employee transactions(1)	—	—
Total for 3Q21	42.7	$70.34

(1)    During the third quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld 8,552 shares (at an average price of $72.74) of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

Dividends
Citi paid common dividends of $0.51 per share during the third quarter of 2021, and declared common dividends of $0.51 per share for the fourth quarter of 2021 on October 21, 2021. As previously announced, Citi intends to maintain its planned capital actions, which include a quarterly common dividend of at least $0.51 per share, subject to financial and macroeconomic conditions as well as Board of Directors’ approval.
As discussed above, Citi’s ability to pay common stock dividends is subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks” in Citi’s 2020 Annual Report on Form 10-K.
Any dividend on Citi’s outstanding common stock would also need to be in compliance with Citi’s obligations on its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the Consolidated Financial Statements in Citi’s 2020 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2021.

CITIGROUP INC.
(Registrant)

By    /s/ Mark A. L. Mason
Mark A. L. Mason
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Johnbull E. Okpara
Johnbull E. Okpara
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01+	Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof.

10.01+*	Citigroup 2019 Stock Incentive Plan (as amended and restated effective August 13, 2021).

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarter ended September 30, 2021, filed on November 8, 2021, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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