Form 10-K
period 2021-12-31
CITIGROUP INC
filed 2022-02-28
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2021 was approximately $143.2 billion.
Number of shares of Citigroup Inc. common stock outstanding on January 31, 2022: 1,980,894,613
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on April 26, 2022 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.
Available on the web at www.citigroup.com

FORM 10-K CROSS-REFERENCE INDEX

Item Number		Page

Part I

1.	Business	4–28, 124–130,
133, 161,
316–317

1A.	Risk Factors	45–61

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	Not Applicable

3.	Legal Proceedings—See Note 27 to the Consolidated Financial Statements	296–303

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	142–143, 167–169, 318–319

6.	[Reserved]

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7–28, 66–123

7A.	Quantitative and Qualitative Disclosures About Market Risk	66–123, 162–166, 187–227, 234–288

8.	Financial Statements and Supplementary Data	138–315

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	131–132

9B.	Other Information	Not Applicable

9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	320–322*

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***

13.	Certain Relationships and Related Transactions, and Director Independence	****

14.	Principal Accountant Fees and Services	*****

Part IV

15.	Exhibit and Financial Statement Schedules

*
For additional information regarding Citigroup’s Directors, see “Corporate Governance” and “Proposal 1: Election of Directors” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 26, 2022, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See “Compensation Discussion and Analysis,” “The Personnel and Compensation Committee Report,” and “2021 Summary Compensation Table and Compensation Information” and “CEO Pay Ratio” in the Proxy Statement, incorporated herein by reference.

***	See “About the Annual Meeting,” “Stock Ownership,” and “Equity Compensation Plan Information” in the Proxy Statement, incorporated herein by reference.
****	See “Corporate Governance—Director Independence,” “—Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation” and “—Indebtedness” in the Proxy Statement, incorporated herein by reference.
*****	See “Proposal 2: Ratification of Selection of Independent Registered Public Accountants” in the Proxy Statement, incorporated herein by reference.

CITIGROUP’S 2021 ANNUAL REPORT ON FORM 10-K

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
At December 31, 2021, Citi had approximately 223,400 full-time employees, compared to approximately 210,000 full-time employees at December 31, 2020. For additional information, see “Human Capital Resources and Management” below.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.
For a list of terms and acronyms used in this Annual Report on Form 10-K and other Citigroup presentations, see “Glossary of Terms and Acronyms” at the end of this report.

Additional Information
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
For a discussion of 2020 versus 2019 results of operations of ICG, GCB in North America, Latin America and Asia, and Corporate/Other, see each respective business’s results of operations in Citi’s 2020 Annual Report on Form 10-K.
Certain reclassifications have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation.

Please see “Risk Factors” below for a discussion of material risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition.

As of December 31, 2021, Citigroup was managed pursuant to two operating segments—Institutional Clients Group and Global Consumer Banking—with the remaining operations in Corporate/Other. (For information on Citi’s planned revision to its reporting structure effective for the first quarter of 2022, see “Strategic Refresh—Market Exits and Planned Revision to Reporting Structure” below.)
For a further description of the operating segments and the products and services they provide, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.

Citigroup Operating Segments

Institutional Clients Group (ICG)	Global Consumer Banking (GCB)

•Banking –Investment banking –Treasury and trade solutions –Corporate lending –Private bank •Markets and securities services –Fixed income markets –Equity markets –Securities services

•North America
•Latin America(1)
•Asia(2)

Consisting of:
•Retail banking and wealth management, including
–Residential real estate
–Small business banking
•Branded cards in all regions
•Retail services in North America

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
(3)    North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

Strategic Refresh—Market Exits and Planned Revision to Reporting Structure
As part of its strategic refresh, Citi is making management reporting changes to align with its vision and strategy, including to assist Citi in decisions about resources and capital allocation and to assess business performance. In the first quarter of 2022, Citi will revise its financial reporting structure to align with these management reporting changes to enable investors and others to better understand the performance of Citi’s businesses (see the table below for additional information on the revised financial reporting structure):

•First, Citi is creating a Personal Banking and Wealth Management segment. It will consist of two distinct reporting units: U.S. Personal Banking businesses and a Global Wealth Management business, which will include the private bank.
•Second, with respect to Institutional Clients Group (ICG), Citi will begin reporting under three reporting units: Services, Banking and Markets. Services will include treasury and trade solutions and securities services, reflecting the importance of these businesses to Citi’s future.
•Finally, Citi is creating Legacy Franchises, a segment that will consist of all the businesses Citi intends to exit (see below), including its remaining Legacy Holdings assets.

In conjunction with the strategic refresh, in 2021 Citi announced that it will focus its consumer banking franchises in Asia and EMEA on four wealth centers: Singapore, Hong Kong, the United Arab Emirates (UAE) and London. As a result, Citi is pursuing exits of its consumer franchises in the remaining 13 markets across these two regions.
In 2021 and early 2022, Citi announced sale agreements for or exit of a majority of the 13 markets (for additional information, see “Executive Summary” and “Asia GCB” below). ICG will continue to serve clients, including its commercial banking clients, in all of these markets.
In addition, in January 2022, Citi announced that it intends to exit the consumer, small business and middle-market banking operations of Citibanamex. The businesses in the intended exit include the Mexico consumer and small business banking operations, reported as part of Citi’s GCB segment, as well as the Mexico middle-market banking business, reported in Citi’s ICG segment. These operations represent the entirety of the Latin America GCB unit. Citi will continue to operate a locally licensed banking business in Mexico through its global ICG (for additional information, see “Executive Summary” and “Latin America GCB” below).
For additional information regarding the exit markets, see Note 2 to the Consolidated Financial Statements. For information regarding risks related to the exit markets, see “Risk Factors” below.

The following table summarizes both Citi’s reporting structure during 2021 and its planned 2022 financial reporting structure:

Corporate/Other	Corporate/Other

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
As described further throughout this Executive Summary, Citi demonstrated continued progress across the franchise during 2021:

•Citi’s earnings increased significantly versus the prior year, largely reflecting an allowance for credit loss (ACL) release of approximately $8.8 billion as a result of continued improvement in both the macroeconomic environment and portfolio credit quality.
•Citi’s revenues declined 5% from the prior year. Excluding a pretax loss of approximately $0.7 billion (approximately $0.6 billion after-tax) related to Citi’s agreement to sell its Australia consumer banking business in Asia Global Consumer Banking (GCB) (see “Citigroup” below), Citi’s revenues declined 4%, as strength in investment banking, equity markets, the private bank and securities services in Institutional Clients Group (ICG) was more than offset by normalization in market activity in fixed income markets within ICG, as well as the impact of lower deposit spreads and card loans across GCB.
•Citi’s expenses included pretax costs of approximately $1.2 billion ($1.1 billion after-tax) primarily related to charges incurred from the voluntary early retirement program (VERP) in connection with the wind-down of the Korea consumer banking business (for additional information, see “Asia GCB” below).
•Citi continued to invest in its transformation, including infrastructure supporting its risk and control environment, and make business-led investments.
•Citi had broad-based deposit growth across ICG and GCB (up 3% and 5%, respectively), reflecting continued engagement across both corporate and consumer clients.
•Citi returned approximately $11.8 billion of capital to its common shareholders in the form of $4.2 billion in dividends and $7.6 billion in common share repurchases, totaling approximately 105 million common shares, while maintaining robust regulatory capital ratios.
•In addition to the sale announcements related to Asia GCB, Citi also announced it intends to exit the consumer, small business and middle-market banking operations of Citibanamex in Mexico. Citi’s planned divestitures of its consumer businesses across Mexico, Asia and EMEA are aligned with the repositioning of its consumer operations to focus on global wealth centers, as well as payments and lending and a targeted retail presence in the U.S. (For additional information on the exit markets and Citi’s revised reporting structure effective for the first quarter of 2022, see “Strategic Refresh—Market Exits and Revised Reporting Strategy” above and “Latin America GCB” and “Asia GCB” below.)

Although economic growth and employment rates have continued to recover from pandemic-related lows, particularly in the U.S., various macroeconomic and other challenges and uncertainties related to, among other things, the duration and severity of the pandemic-related public health crisis, disruptions of global supply chains, inflationary pressures, increasing interest rates and geopolitical tensions involving Eastern Europe, will continue to create uncertainty around Citi’s businesses and results.
For a discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations and financial condition during 2022, see “2021 Results Summary,” “Risk Factors,” each respective business’s results of operations and “Managing Global Risk” below.

2021 Results Summary

Citigroup
Citigroup reported net income of $22.0 billion, or $10.14 per share, compared to net income of $11.0 billion, or $4.72 per share, in the prior year. The increase in net income was driven by lower cost of credit, partially offset by higher expenses and lower revenues. Citigroup’s effective tax rate was 20%, up modestly from 19% in the prior year. Earnings per share increased significantly, primarily driven by net income.
Citigroup revenues of $71.9 billion decreased 5% from the prior year. Excluding the Australia loss on sale, Citigroup revenues decreased 4%, primarily driven by lower revenues in both ICG and GCB, partially offset by higher revenues in Corporate/Other.
As discussed above, Citi’s 2021 results include the impacts of divestitures of Citi’s consumer banking businesses in Asia. Reported revenues include the Australia loss on sale (approximately $0.7 billion pretax, $0.6 billion after-tax), primarily reflecting the impact of a currency translation adjustment (CTA) loss (net of hedges) already reflected in the Accumulated other comprehensive income (AOCI) component of equity. Upon closing, the CTA balance will be removed from the AOCI component of equity, resulting in a neutral impact to Citi’s Common Equity Tier 1 Capital.
Reported expenses include the impact of the Korea VERP of approximately $1.1 billion (approximately $0.8 billion after-tax) and contract modification costs related to the Asia divestitures of approximately $119 million (approximately $98 million after-tax). (As used throughout this Form 10-K, Citi’s results of operations and financial condition excluding the impact of the Australia loss on sale, Korea VERP and other Asia divestiture-related costs are non-GAAP financial measures. Citi believes the presentation of its results of operations and financial condition excluding the divestiture-related impacts described above provides a meaningful depiction of the underlying fundamentals of its broader results and Asia GCB businesses’ results for investors, industry analysts and others.)
Citigroup’s end-of-period loans decreased 1% from the prior year to $668 billion. Excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation), Citigroup’s end-of-period loans were largely unchanged, as growth in ICG was offset by lower loans in GCB and Corporate/Other. Citigroup’s end-of-period deposits increased 3% to $1.3 trillion. Excluding the impact of FX translation, Citigroup’s end-of-period deposits increased 4%, reflecting growth in both GCB and ICG. (As used throughout this Form 10-K, Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures. Citi believes the presentation of its results of operations and financial condition excluding the impact of FX translation provides a meaningful depiction of the underlying fundamentals of its businesses for investors, industry analysts and others.)

Expenses
Citigroup operating expenses of $48.2 billion increased 9% versus the prior year. Excluding the impact of the Asia divestitures, expenses of $47.0 billion increased 6%, primarily reflecting investments in Citi’s transformation, including infrastructure supporting its risk and control environment, business-led investments and revenue- and transaction-related expenses, partially offset by productivity savings. Citi expects expenses in 2022 to continue to be impacted by its transformation-related and business-led investments.

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims were a benefit of $3.8 billion, compared to a cost of $17.5 billion in the prior year primarily related to the pandemic. The decreased cost of credit was driven by a net ACL reserve release of $8.8 billion (versus a build of $9.8 billion in the prior year) as well as lower net credit losses. Citi’s net ACL release primarily reflected improvement in Citi’s macroeconomic outlook and portfolio credit quality. Citi could experience higher credit costs in 2022, as the level of ACL releases from 2021 are unlikely to continue, and Citi expects to build ACL reserves for new lending volumes.
For further information on the drivers of Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $4.9 billion declined 36% from the prior year. Consumer net credit losses of $4.5 billion decreased 32%, primarily reflecting lower loan volumes and improved delinquencies in the North America cards portfolios. Corporate net credit losses of $395 million decreased 60%, primarily reflecting improvements in portfolio credit quality.
For additional information on Citi’s consumer and corporate credit costs and ACL, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 Capital ratio was 12.2% as of December 31, 2021, based on the Basel III Standardized Approach framework for determining risk-weighted assets, compared to 11.5% as of December 31, 2020, based on the Basel III Advanced Approaches for determining risk-weighted assets. The increase in the ratio primarily reflected actions to reduce risk-weighted assets (RWA) and a temporary pause in common share repurchases in the fourth quarter of 2021, in preparation for the implementation of the Standardized Approach for Counterparty Credit Risk (SA-CCR) on January 1, 2022. Citi resumed common share repurchases in January 2022.
Citigroup’s Supplementary Leverage ratio was 5.7% as of December 31, 2021, compared to 7.0% as of December 31, 2020. The decrease was primarily driven by the expiration of temporary relief granted by the Federal Reserve Board (FRB) as of the end of the first quarter of 2021. For additional information on SA-CCR and Citi’s capital ratios, see “Capital Resources” below.

Institutional Clients Group
ICG net income of $15.7 billion increased 36%, reflecting lower cost of credit, partially offset by higher expenses and lower revenues. ICG operating expenses increased 8% to $26.5 billion, reflecting continued investments in Citi’s transformation, business-led investments and revenue- and transaction-related expenses, partially offset by productivity savings.
ICG revenues of $43.9 billion decreased 3%, as a 7% increase in Banking revenues was more than offset by an 11% decline in Markets and securities services revenues. The increase in Banking revenues included the impact of $144 million of losses on loan hedges related to corporate lending and the private bank, compared to losses of $51 million in the prior year.
Banking revenues of $23.3 billion (excluding the impact of losses on loan hedges) increased 7%, as higher revenues in investment banking and the private bank were partially offset by lower revenues in treasury and trade solutions and corporate lending. Investment banking revenues of $7.5 billion increased 30%, reflecting growth across products, particularly in advisory and equity underwriting. Advisory revenues increased 78% to $1.8 billion, equity underwriting revenues increased 53% to $2.4 billion and debt underwriting revenues increased 3% to $3.3 billion.
Treasury and trade solutions revenues of $9.4 billion declined 4%, as higher fee revenues, including a recovery in commercial card revenues, as well as growth in trade were more than offset by the impact of lower deposit spreads. Private bank revenues increased 5%. Excluding the impact of gains on loan hedges, private bank revenues of $4.0 billion increased 6%, driven by higher loan volumes and spreads, as well as higher managed investments and deposits, partially offset by lower deposit spreads. Corporate lending revenues decreased 3%. Excluding the impact of losses on loan hedges, corporate lending revenues of $2.3 billion decreased 1%, as lower cost of funds was more than offset by lower loan volumes.
Markets and securities services revenues of $20.8 billion decreased 11%. Fixed income markets revenues of $13.7 billion decreased 22%, reflecting a normalization in market activity across rates and spread products. Equity markets revenues of $4.5 billion increased 25%, driven by growth across all products, reflecting solid client activity and favorable market conditions. Securities services revenues of $2.7 billion increased 6%, as strong fee revenues, driven by higher settlement volumes and higher assets under custody, were partially offset by lower deposit spreads. For additional information on the results of operations of ICG in 2021, see “Institutional Clients Group” below.

Global Consumer Banking
GCB net income was $6.1 billion, compared to net income of $667 million in the prior year, reflecting lower cost of credit, partially offset by lower revenues and higher expenses. GCB operating expenses of $20.0 billion increased 12%. Excluding the impact of FX translation and the Asia divestitures, expenses increased 5%, reflecting continued investments in Citi’s transformation, as well as business-led investments and volume-related expenses, partially offset by productivity savings.
GCB revenues of $27.3 billion decreased 10% from the prior year. Excluding the impact of FX translation and the Australia loss on sale, revenues decreased 9%, as continued solid deposit growth and growth in assets under management were more than offset by lower card loans and lower deposit spreads. For additional information on GCB’s results of operations, including the impact of FX translation, see “Global Consumer Banking” below.
North America GCB revenues of $17.5 billion decreased 9%, with lower revenues across branded cards, retail services and retail banking. Branded cards revenues of $8.2 billion decreased 7%, reflecting continued higher payment rates. Retail services revenues of $5.1 billion decreased 15%, reflecting continued higher payment rates and lower average loans as well as higher partner payments. Retail banking revenues of $4.2 billion decreased 7%, as the benefit of stronger deposit volumes was more than offset by lower deposit spreads and lower mortgage revenues.
North America GCB average deposits of $206 billion increased 17% year-over-year and average retail banking loans of $50 billion decreased 4% year-over-year, while assets under management of $87 billion increased 8%. Average branded cards loans of $81 billion decreased 4% and average retail services loans decreased 7%, reflecting higher payment rates. Branded cards spend volume of $411 billion increased 21% and retail services spend volume of $92 billion increased 18%, reflecting a recovery in sales activity from the pandemic-driven low levels in the prior year. For additional information on the results of operations of North America GCB in 2021, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes the results of operations in certain EMEA countries)) of $9.8 billion declined 11% versus the prior year. Excluding the impact of FX translation and the Australia loss on sale, international GCB revenues declined 7%. Excluding the impact of FX translation, Latin America GCB revenues decreased 9%, driven by lower average loans and lower deposit spreads. Excluding the impact of FX translation and the Australia loss on sale, Asia GCB revenues decreased 6%, reflecting lower spreads, partially offset by higher investment revenues. For additional information on the results of operations of Latin America GCB and Asia GCB in 2021, including the impacts of FX translation, see “Global Consumer Banking—Latin America GCB” and “Global Consumer Banking—Asia GCB” below. For additional information on Citi’s consumer banking business in Australia, see “Global Consumer Banking—Asia GCB” below.
Year-over-year, excluding the impact of FX translation, international GCB average deposits of $146 billion increased 5%, average retail banking loans of $72 billion decreased 3% and assets under management of $145 billion increased 5%. On this basis, international GCB average card loans of $20 billion decreased 13%, while credit card spend volumes of $100 billion increased 9%, reflecting a continued recovery in credit card spend activity from the pandemic-related low levels in the prior year.

Corporate/Other
Corporate/Other net income was $215 million, compared to a net loss of $1.1 billion in the prior year, reflecting higher revenues, lower expenses, lower cost of credit, and the release of a foreign tax credit (FTC) valuation allowance. Operating expenses of $1.6 billion decreased 14%, reflecting the absence of the prior year’s civil money penalty and the wind-down of legacy assets, partially offset by increases related to Citi’s transformation.
Corporate/Other revenues of $667 million compared to $71 million in the prior year, primarily driven by higher net revenue from the investment portfolio. For additional information on the results of operations of Corporate/Other in 2021, see “Corporate/Other” below.

CITI’S CONSENT ORDER COMPLIANCE
Citi has embarked on a multiyear transformation, with the target outcome to change Citi’s business and operating models such that they simultaneously strengthen risk and controls and improve Citi’s value to customers, clients and shareholders.
This includes efforts to effectively implement the October 2020 FRB and Office of the Comptroller of the Currency (OCC) consent orders issued to Citigroup and Citibank, respectively. In the second quarter of 2021, Citi made an initial submission to the OCC, and submitted its plans to address the consent orders to both regulators during the third quarter of 2021. Citi continues to work constructively with the regulators, and will continue to reflect their feedback in its project plans and execution efforts.
As discussed above, Citi’s efforts include continued investments in its transformation, including the remediation of its consent orders. Citi's CEO has made the strengthening of Citi's risk and control environment a strategic priority and has established a Chief Administrative Officer organization to centralize program management. In addition, the Citigroup and Citibank Boards of Directors each formed a Transformation Oversight Committee, an ad hoc committee of each Board, to provide oversight of management’s remediation efforts under the consent orders.
For additional information about the consent orders, see “Risk Factors—Compliance Risks” below and Citi’s Current Report on Form 8-K filed with the SEC on October 7, 2020.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA

Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts	2021	2020	2019	2018	2017
Net interest income(1)	$42,494	$44,751	$48,128	$46,562	$45,061
Non-interest revenue	29,390	30,750	26,939	27,474	28,632
Revenues, net of interest expense	$71,884	$75,501	$75,067	$74,036	$73,693
Operating expenses(1)	48,193	44,374	42,783	43,023	43,481
Provisions for credit losses and for benefits and claims	(3,778)	17,495	8,383	7,568	7,451
Income from continuing operations before income taxes	$27,469	$13,632	$23,901	$23,445	$22,761
Income taxes(2)	5,451	2,525	4,430	5,357	29,388
Income (loss) from continuing operations	$22,018	$11,107	$19,471	$18,088	$(6,627)
Income (loss) from discontinued operations, net of taxes	7	(20)	(4)	(8)	(111)
Net income (loss) before attribution of noncontrolling interests	$22,025	$11,087	$19,467	$18,080	$(6,738)
Net income attributable to noncontrolling interests	73	40	66	35	60
Citigroup’s net income (loss)(2)	$21,952	$11,047	$19,401	$18,045	$(6,798)
Earnings per share
Basic
Income (loss) from continuing operations	$10.21	$4.75	$8.08	$6.69	$(2.94)
Net income (loss)	10.21	4.74	8.08	6.69	(2.98)
Diluted
Income (loss) from continuing operations	$10.14	$4.73	$8.04	$6.69	$(2.94)
Net income (loss)	10.14	4.72	8.04	6.68	(2.98)
Dividends declared per common share	2.04	2.04	1.92	1.54	0.96
Common dividends	$4,196	$4,299	$4,403	$3,865	$2,595
Preferred dividends	1,040	1,095	1,109	1,174	1,213
Common share repurchases	7,600	2,925	17,875	14,545	14,538

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	2021	2020	2019	2018	2017
At December 31:
Total assets	$2,291,413	$2,260,090	$1,951,158	$1,917,383	$1,842,465
Total deposits	1,317,230	1,280,671	1,070,590	1,013,170	959,822
Long-term debt	254,374	271,686	248,760	231,999	236,709
Citigroup common stockholders’ equity(2)	182,977	179,962	175,262	177,760	181,487
Total Citigroup stockholders’ equity(2)	201,972	199,442	193,242	196,220	200,740
Average assets	2,347,709	2,226,454	1,978,805	1,920,242	1,875,438
Direct staff (in thousands)	223	210	200	204	209
Performance metrics
Return on average assets	0.94%	0.50%	0.98%	0.94%	(0.36)%
Return on average common stockholders’ equity(2)(3)	11.5	5.7	10.3	9.4	(3.9)
Return on average total stockholders’ equity(2)(3)	10.9	5.7	9.9	9.1	(3.0)
Return on tangible common equity (RoTCE)(2)(4)	13.4	6.6	12.1	11.0	8.1
Efficiency ratio (total operating expenses/total revenues, net)	67.0	58.8	57.0	58.1	59.0
Basel III ratios(2)(5)
Common Equity Tier 1 Capital(6)	12.25%	11.51%	11.79%	11.86%	12.36%
Tier 1 Capital(6)	13.91	13.06	13.33	13.43	14.06
Total Capital(6)	16.04	15.33	15.87	16.14	16.30
Supplementary Leverage ratio	5.73	6.99	6.20	6.40	6.68
Citigroup common stockholders’ equity to assets(2)	7.99%	7.96%	8.98%	9.27%	9.85%
Total Citigroup stockholders’ equity to assets(2)	8.81	8.82	9.90	10.23	10.90
Dividend payout ratio(7)	20	43	24	23	NM
Total payout ratio(8)	56	73	122	109	NM
Book value per common share(2)	$92.21	$86.43	$82.90	$75.05	$70.62
Tangible book value (TBV) per share(2)(4)	79.16	73.67	70.39	63.79	60.16

(1)    Revenue previously referred to as net interest revenue is now referred to as net interest income. During the fourth quarter of 2021, Citi reclassified deposit insurance expenses from Interest expense to Other operating expenses for all periods presented. Amounts reclassified for each year were $1,207 million for 2021, $1,203 million for 2020, $781 million for 2019, $1,182 million for 2018 and $1,249 million for 2017. See Note 1 to the Consolidated Financial Statements.
(2)    2017 includes the one-time impact related to enactment of the Tax Cuts and Jobs Act (Tax Reform). 2020, 2019 and 2018 reflect the tax rate structure post Tax Reform. RoTCE for 2017 excludes the one-time impact from Tax Reform and is a non-GAAP financial measure. For additional information, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below.
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
(5)    Citi’s risk-based capital and leverage ratios for 2017 are non-GAAP financial measures, which reflect full implementation of regulatory capital adjustments and deductions prior to the effective date of January 1, 2018.
(6)    Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach, and the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework as of December 31, 2021 and December 31, 2019 to 2017. Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework as of December 31, 2020.
(7)    Dividends declared per common share as a percentage of net income per diluted share.
(8)    Total common dividends declared plus common share repurchases as a percentage of net income available to common shareholders (Net income, less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 10 to the Consolidated Financial Statements and “Equity Security Repurchases” below for the component details.
NM    Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

CITIGROUP INCOME

In millions of dollars	2021	2020	2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Income (loss) from continuing operations
Institutional Clients Group
North America	$5,781	$3,310	$3,407	75%	(3)%
EMEA	4,347	3,280	3,836	33	(14)
Latin America	2,429	1,390	2,101	75	(34)
Asia	3,206	3,573	3,432	(10)	4
Total	$15,763	$11,553	$12,776	36%	(10)%
Global Consumer Banking
North America	$5,934	$(46)	$3,157	NM	NM
Latin America	798	241	885	NM	(73)%
Asia(1)	(686)	468	1,537	NM	(70)
Total	$6,046	$663	$5,579	NM	(88)%
Corporate/Other	209	(1,109)	1,116	NM	NM
Income from continuing operations	$22,018	$11,107	$19,471	98%	(43)%
Discontinued operations	$7	$(20)	$(4)	NM	NM
Less: Net income attributable to noncontrolling interests	73	40	66	83%	(39)%
Citigroup’s net income	$21,952	$11,047	$19,401	99%	(43)%

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries.
NM Not meaningful

CITIGROUP REVENUES

In millions of dollars	2021	2020	2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Institutional Clients Group
North America	$16,748	$17,476	$13,603	(4)%	28%
EMEA	13,094	13,041	12,157	—	7
Latin America	4,946	4,981	5,275	(1)	(6)
Asia	9,099	9,590	8,789	(5)	9
Total	$43,887	$45,088	$39,824	(3)%	13%
Global Consumer Banking
North America	$17,481	$19,284	$20,460	(9)%	(6)%
Latin America	4,250	4,466	5,334	(5)	(16)
Asia(1)	5,599	6,592	7,427	(15)	(11)
Total	$27,330	$30,342	$33,221	(10)%	(9)%
Corporate/Other	667	71	2,022	NM	(96)
Total Citigroup net revenues	$71,884	$75,501	$75,067	(5)%	1%

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries.
NM Not meaningful

SEGMENT BALANCE SHEET(1)—DECEMBER 31, 2021

In millions of dollars	Institutional Clients Group	Global Consumer Banking	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$90,714	$7,953	$163,366	$—	$262,033
Securities borrowed and purchased under agreements to resell, net of allowance	326,937	118	233	—	327,288
Trading account assets	318,495	1,186	12,264	—	331,945
Investments, net of allowance	132,357	1,218	379,247	—	512,822
Loans, net of unearned income and allowance for credit losses on loans	393,681	253,721	3,910	—	651,312
Other assets, net of allowance	112,901	51,480	41,632	—	206,013
Net inter-segment liquid assets(4)	386,448	116,728	(503,176)	—	—
Total assets	$1,761,533	$432,404	$97,476	$—	$2,291,413
Liabilities and equity
Total deposits	$949,522	$361,808	$5,900	$—	$1,317,230
Securities loaned and sold under agreements to repurchase	188,784	2,498	3	—	191,285
Trading account liabilities	160,353	763	413	—	161,529
Short-term borrowings	27,309	109	555	—	27,973
Long-term debt(3)	89,720	482	(773)	164,945	254,374
Other liabilities, net of allowance	88,443	32,325	15,582	—	136,350
Net inter-segment funding (lending)(3)	257,402	34,419	75,096	(366,917)	—
Total liabilities	$1,761,533	$432,404	$96,776	$(201,972)	$2,088,741
Total stockholders’ equity(5)	—	—	700	201,972	202,672
Total liabilities and equity	$1,761,533	$432,404	$97,476	$—	$2,291,413

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

INSTITUTIONAL CLIENTS GROUP
As of December 31, 2021, Institutional Clients Group (ICG) included Banking and Markets and securities services (for additional information on these businesses, see “Citigroup Segments” above). ICG provided corporate, institutional, public sector and high-net-worth clients around the world with a full range of wholesale banking products and services, including fixed income and equity sales and trading, foreign exchange, prime brokerage, derivative services, equity and fixed income research, corporate lending, investment banking and advisory services, private banking, cash management, trade finance and securities services. ICG transacted with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity and commodity products.
For information on Citi’s planned revision to its reporting structure, including the reporting of the private bank as part of a new reporting segment, Personal Banking and Wealth Management, see “Strategic Refresh—Market Exits and Planned Revision to Reporting Structure” above.
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
In addition, as a market maker, ICG facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions. Mark-to-market gains and losses on certain credit derivatives (used to hedge the corporate loan portfolio) are also recorded in Principal transactions (for additional information on Principal transactions revenue, see Note 6 to the Consolidated Financial Statements). Other primarily includes realized gains and losses on available-for-sale (AFS) debt securities, gains and losses on equity securities not held in trading accounts and other non-recurring gains and losses. Interest income earned on assets held, less interest paid on long- and short-term debt and to customers on deposits, is recorded as Net interest income.
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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 95 countries and jurisdictions. At December 31, 2021, ICG had $1.8 trillion in assets and $950 billion in deposits. Securities services and issuer services managed $24.0 trillion in assets under custody and administration at December 31, 2021, of which Citi provides both custody and administrative services to certain clients related to $1.9 trillion of such assets. Managed assets under trust were $3.8 trillion at December 31, 2021. For additional information on these operations, see “Administration and Other Fiduciary Fees” in Note 5 to the Consolidated Financial Statements.

In millions of dollars, except as otherwise noted	2021	2020	2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Commissions and fees	$4,750	$4,412	$4,462	8%	(1)%
Administration and other fiduciary fees	3,351	2,877	2,756	16	4
Investment banking	6,741	5,009	4,440	35	13
Principal transactions	10,064	13,308	8,562	(24)	55
Other(1)	1,384	1,149	1,829	20	(37)
Total non-interest revenue	$26,290	$26,755	$22,049	(2)%	21%
Net interest income (including dividends)	17,597	18,333	17,775	(4)	3
Total revenues, net of interest expense	$43,887	$45,088	$39,824	(3)%	13%
Total operating expenses(2)	$26,513	$24,617	$22,961	8%	7%
Net credit losses on loans	$396	$987	$394	(60)%	NM
Credit reserve build (release) for loans	(2,533)	3,172	71	NM	NM
Provision for credit losses on unfunded lending commitments	(777)	1,435	98	NM	NM
Provisions for credit losses on HTM debt securities and other assets	1	21	—	(95)	100%
Provisions for credit losses	$(2,913)	$5,615	$563	NM	NM
Income from continuing operations before taxes	$20,287	$14,856	$16,300	37%	(9)%
Income taxes	4,524	3,303	3,524	37	(6)
Income from continuing operations	$15,763	$11,553	$12,776	36%	(10)%
Noncontrolling interests	83	50	40	66	25
Net income	$15,680	$11,503	$12,736	36%	(10)%
Balance Sheet data and ratios
EOP assets (in billions of dollars)	$1,762	$1,730	$1,447	2%	20%
Average assets (in billions of dollars)	1,812	1,706	1,493	6	14
Return on average assets	0.87%	0.67%	0.85%
Efficiency ratio	60	55	58
Revenues by region
North America	$16,748	$17,476	$13,603	(4)%	28%
EMEA	13,094	13,041	12,157	—	7
Latin America	4,946	4,981	5,275	(1)	(6)
Asia	9,099	9,590	8,789	(5)	9
Total	$43,887	$45,088	$39,824	(3)%	13%
Income from continuing operations by region
North America	$5,781	$3,310	$3,407	75%	(3)%
EMEA	4,347	3,280	3,836	33	(14)
Latin America	2,429	1,390	2,101	75	(34)
Asia	3,206	3,573	3,432	(10)	4
Total	$15,763	$11,553	$12,776	36%	(10)%
Average loans by region (in billions of dollars)
North America	$202	$201	$188	—%	7%
EMEA	89	88	87	1	1
Latin America	32	39	40	(18)	(3)
Asia	73	71	73	3	(3)
Total	$396	$399	$388	(1)%	3%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$636	$651	$536	(2)%	21%
All other ICG businesses	314	273	232	15	18
Total	$950	$924	$768	3%	20%

(1)    2019 includes an approximate $350 million gain on Citi’s investment in Tradeweb.
(2)    2020 includes an approximate $390 million operational loss related to certain legal matters.
NM Not meaningful

ICG Revenue Details

In millions of dollars	2021	2020	2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Investment banking revenue details
Advisory	$1,796	$1,010	$1,259	78%	(20)%
Equity underwriting	2,434	1,593	973	53	64
Debt underwriting	3,283	3,184	2,984	3	7
Total investment banking	$7,513	$5,787	$5,216	30%	11%
Treasury and trade solutions	9,444	9,824	10,513	(4)	(7)
Corporate lending—excluding gains (losses) on loan hedges(1)	2,291	2,310	2,985	(1)	(23)
Private bank—excluding gains (losses) on loan hedges(1)	4,005	3,794	3,487	6	9
Total Banking revenues (ex-gains (losses) on loan hedges)(1)	$23,253	$21,715	$22,201	7%	(2)%
Losses on loan hedges(1)	$(144)	$(51)	$(432)	NM	88%
Total Banking revenues (including gains (losses) on loan hedges), net of interest expense	$23,109	$21,664	$21,769	7%	—%
Fixed income markets(2)	$13,720	$17,588	$13,074	(22)%	35%
Equity markets	4,545	3,624	2,908	25	25
Securities services	2,720	2,562	2,642	6	(3)
Other	(207)	(352)	(569)	41	38
Total Markets and securities services revenues, net of interest expense	$20,778	$23,424	$18,055	(11)%	30%
Total revenues, net of interest expense	$43,887	$45,088	$39,824	(3)%	13%
Commissions and fees	$793	$677	$782	17%	(13)%
Principal transactions(3)	7,692	11,518	7,661	(33)	50
Other(2)	831	579	1,117	44	(48)
Total non-interest revenue	$9,316	$12,774	$9,560	(27)%	34%
Net interest income	4,404	4,814	3,514	(9)	37
Total fixed income markets(4)	$13,720	$17,588	$13,074	(22)%	35%
Rates and currencies	$8,903	$12,162	$9,242	(27)%	32%
Spread products/other fixed income	4,817	5,426	3,832	(11)	42
Total fixed income markets	$13,720	$17,588	$13,074	(22)%	35%
Commissions and fees	$1,231	$1,245	$1,121	(1)%	11%
Principal transactions(3)	1,986	1,281	775	55	65
Other	191	322	172	(41)	87
Total non-interest revenue	$3,408	$2,848	$2,068	20%	38%
Net interest income	1,137	776	840	47	(8)
Total equity markets(4)	$4,545	$3,624	$2,908	25%	25%

(1)    Credit derivatives are used to economically hedge a portion of the private bank and corporate loan portfolio that includes both accrual loans and loans at fair value. Gains (losses) on loan hedges include the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the private bank and corporate lending revenues to reflect the cost of credit protection. Gains (losses) on loan hedges include $(131) million and $(74) million related to the corporate loan portfolio and $(13) million and $23 million related to the private bank for the years ended December 31, 2021 and 2020, respectively. All of gains (losses) on loan hedges are related to the corporate loan portfolio for the year ended December 31, 2019. Citigroup’s results of operations excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.
(2)    2019 includes an approximate $350 million gain on Citi’s investment in Tradeweb.
(3)    Excludes principal transactions revenues of ICG businesses other than Markets, primarily treasury and trade solutions and the private bank.
(4)    Citi assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate Net interest income may be risk managed by derivatives that are recorded in Principal transactions revenue. For a description of the composition of these revenue line items, see Notes 4, 5 and 6 to the Consolidated Financial Statements.
NM Not meaningful

The discussion of the results of operations for ICG below excludes (where noted) the impact of gains (losses) on hedges of accrual loans, which are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

2021 vs. 2020
Net income of $15.7 billion increased 36% versus the prior year, primarily driven by lower cost of credit, partially offset by higher expenses and lower revenues.
Revenues decreased 3%, reflecting lower Markets and securities services revenues, partially offset by higher Banking revenues. Banking revenues were up 7% (both including and excluding the impact of losses on loan hedges), driven by higher revenues in investment banking and the private bank, partially offset by lower revenues in treasury and trade solutions and corporate lending. Markets and securities services revenues were down 11%, primarily reflecting a normalization in fixed income markets revenues, partially offset by growth in equity markets and securities services.
Citi expects that revenues in its markets and investment banking businesses will continue to reflect the overall market environment during 2022.

Within Banking:

•Investment banking revenues were up 30%, reflecting growth in the overall market wallet. Advisory revenues increased 78%, reflecting strength in North America and EMEA, driven by growth in the market wallet as well as wallet share gains. Equity underwriting revenues increased 53%, reflecting strength in North America and EMEA, driven by growth in the market wallet, as well as wallet share gains. Debt underwriting revenues increased 3%, reflecting strength in EMEA, as growth in the market wallet was partially offset by a decline in wallet share.
•Treasury and trade solutions revenues decreased 4% (both including and excluding the impact of FX translation), reflecting a decline in revenues in the cash business, partially offset by an increase in trade revenues. Cash revenues decreased, driven by the ongoing impact of lower deposit spreads. The decrease was partially offset by strong growth in fee revenues reflecting solid client engagement and growth in transaction volumes, including growth in USD clearing, commercial cards and cross-border solutions. The increase in trade revenues was driven by improved trade spreads and growth in loans, reflecting an increase in trade flows and originations, primarily in Asia and EMEA. Average trade loans increased 5% (both including and excluding the impact of FX translation).
•Corporate lending revenues decreased 3%, including the impact of losses on loan hedges. Excluding the impact of losses on loan hedges, revenues decreased 1%, as lower cost of funds was more than offset by lower loan volumes, reflecting muted demand given strong client liquidity positions. Average loans decreased 20% during the current year.
•Private bank revenues increased 5%. Excluding the impact of gains (losses) on loan hedges, revenues increased 6%, driven by strong performance in North America and EMEA. The higher revenues reflected continued momentum with new and existing clients, resulting in higher loan volumes and spreads, higher managed investments revenues and higher deposit volumes. The increase in revenues was partially offset by lower deposit spreads due to the ongoing low interest rate environment and lower capital markets revenue.

Within Markets and securities services:

•Fixed income markets revenues decreased 22%, reflecting lower revenues across all regions, largely driven by a comparison to a strong prior year, as well as a normalization in market activity, particularly in rates and currencies, and spread products. Non-interest revenues decreased, reflecting lower investor client activity across rates and currencies and spread products. Net interest income also decreased, largely reflecting a change in the mix of trading positions.
Rates and currencies revenues decreased 27%, driven by the normalization in market activity, and a comparison to a strong prior year that included elevated levels of volatility related to the pandemic. Spread products and other fixed income revenues decreased 11%, driven by a comparison to a strong prior year and the normalization in market activity, particularly in flow trading and structured products, reflecting lower volatility and spreads, partially offset by strong securitization activity.
•Equity markets revenues increased 25%, driven by growth across all products. Equity derivatives revenues increased reflecting higher client activity, particularly in EMEA and North America. Prime finance revenues increased due to favorable market conditions as well as growth in client balances. Cash equities revenues increased modestly, reflecting higher client activity. Non-interest revenues increased, primarily due to higher principal transactions revenues, reflecting higher client activity.
•Securities services revenues increased 6%. Excluding the impact of FX translation, revenues increased 7%, as an increase in fee revenues with both new and existing clients, driven by growth in assets under custody and settlement volumes, was partially offset by lower deposit spreads.

Expenses were up 8%, primarily driven by continued investments in Citi’s transformation, business-led investments and higher incentive compensation, as well as transactional related expenses, partially offset by productivity savings.
Provisions reflected a benefit of $2.9 billion compared to costs of $5.6 billion in the prior year, driven by an ACL release and lower net credit losses.
Net credit losses declined to $396 million from $987 million in the prior year, driven by improvements in portfolio credit quality.
The ACL release was $3.3 billion compared to a build of $4.6 billion in the prior year. The release was primarily driven by improvements in portfolio credit quality as well as Citi’s improved macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on trends in ICG’s deposits and loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.
For additional information on ICG’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information about trends, uncertainties and risks related to ICG’s future results, see “Managing Global Risk—Other Risks—Country Risk—Argentina” and “Risk Factors” below.

This page intentionally left blank.

GLOBAL CONSUMER BANKING

As of December 31, 2021, Global Consumer Banking (GCB) consisted of consumer banking businesses in North America, Latin America (consisting of Citi’s consumer banking business in Mexico) and Asia. GCB provided traditional banking services to retail customers through retail banking, branded cards and, in the U.S., retail services (for information on consumer market exits related to Latin America GCB and Asia GCB as well as Citi’s planned revision to its reporting structure, see “Strategic Refresh—Market Exits and Planned Revision to Reporting Structure” above).
GCB’s markets in the U.S., Mexico and Asia had a combined 2,154 branches in 19 countries and jurisdictions as of December 31, 2021. At December 31, 2021, GCB had $267 billion in loans and $362 billion in retail banking deposits (excluding approximately $10 billion of loans and $8 billion of deposits reclassified to held-for-sale as a result of Citi’s agreements to sell its consumer banking businesses in Australia and the Philippines).

In millions of dollars, except as otherwise noted	2021	2020	2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Net interest income	$24,238	$26,551	$28,455	(9)%	(7)%
Non-interest revenue	3,092	3,791	4,766	(18)	(20)
Total revenues, net of interest expense	$27,330	$30,342	$33,221	(10)%	(9)%
Total operating expenses	$20,035	$17,834	$18,039	12%	(1)%
Net credit losses on loans	$4,582	$6,646	$7,382	(31)%	(10)%
Credit reserve build (release) for loans	(5,174)	4,951	439	NM	NM
Provision for credit losses on unfunded lending commitments	—	—	1	—	100
Provisions for benefits and claims, and other assets	96	105	73	(9)	44
Provisions for credit losses and for benefits and claims (PBC)	$(496)	$11,702	$7,895	NM	48%
Income from continuing operations before taxes	$7,791	$806	$7,287	NM	(89)%
Income taxes	1,745	143	1,708	NM	(92)
Income from continuing operations	$6,046	$663	$5,579	NM	(88)%
Noncontrolling interests	(11)	(4)	6	NM	NM
Net income	$6,057	$667	$5,573	NM	(88)%
Balance Sheet data and ratios
EOP assets (in billions of dollars)	$432	$434	$407	—%	7%
Average assets (in billions of dollars)	440	426	389	3	10
Return on average assets	1.38%	0.16%	1.43%
Efficiency ratio	73	59	54
Average retail banking deposits (in billions of dollars)	$352	$311	$277	13	12
Net credit losses as a percentage of average loans	1.72%	2.39%	2.60%
Revenue by business
Retail banking	$10,776	$11,996	$12,758	(10)%	(6)%
Cards(1)	16,554	18,346	20,463	(10)	(10)
Total	$27,330	$30,342	$33,221	(10)%	(9)%
Income from continuing operations by business
Retail banking	$(830)	$557	$1,741	NM	(68)%
Cards(1)	6,876	106	3,838	NM	(97)
Total	$6,046	$663	$5,579	NM	(88)%

Table continues on the next page, including footnotes.

Foreign currency (FX) translation impact
Total revenue—as reported	$27,330	$30,342	$33,221	(10)%	(9)%
Impact of FX translation(2)	—	323	(157)
Total revenues—ex-FX(3)	$27,330	$30,665	$33,064	(11)%	(7)%
Total operating expenses—as reported	$20,035	$17,834	$18,039	12%	(1)%
Impact of FX translation(2)	—	212	(80)
Total operating expenses—ex-FX(3)	$20,035	$18,046	$17,959	11%	—%
Total provisions for credit losses and PBC—as reported	$(496)	$11,702	$7,895	NM	48%
Impact of FX translation(2)	—	87	(51)
Total provisions for credit losses and PBC—ex-FX(3)	$(496)	$11,789	$7,844	NM	50%
Net income—as reported	$6,057	$667	$5,573	NM	(88)%
Impact of FX translation(2)	—	12	(11)
Net income—ex-FX(3)	$6,057	$679	$5,562	NM	(88)%

(1)Includes both branded cards and retail services.
(2)Reflects the impact of FX translation into U.S. dollars at the 2021 average exchange rates for all periods presented.
(3)Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

NORTH AMERICA GCB

As of December 31, 2021, North America GCB provided traditional retail banking and branded and retail services card products to retail and small business customers in the U.S. North America GCB’s U.S. cards product portfolio included its proprietary portfolio (Double Cash, Custom Cash, ThankYou and Value cards) and co-branded cards (including, among others, American Airlines and Costco) within branded cards, as well as its co-brand and private label relationships (including, among others, The Home Depot, Sears, Best Buy and Macy’s) within retail services. For information on Citi’s planned revision to its reporting structure, including the reporting of North America GCB’s consumer banking businesses as part of a new reporting segment, Personal Banking and Wealth Management, see “Strategic Refresh—Market Exits and Planned Revision to Reporting Structure” above.
At December 31, 2021, North America GCB had 658 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also, as of December 31, 2021, North America GCB had $48.1 billion in retail banking loans and $219.3 billion in retail banking deposits. In addition, North America GCB had $133.9 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted	2021	2020	2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Net interest income	$17,393	$18,938	$19,931	(8)%	(5)%
Non-interest revenue	88	346	529	(75)	(35)
Total revenues, net of interest expense	$17,481	$19,284	$20,460	(9)%	(6)%
Total operating expenses	$10,832	$10,237	$10,305	6%	(1)%
Net credit losses on loans	$2,937	$4,990	$5,583	(41)%	(11)%
Credit reserve build for loans	(3,974)	4,115	469	NM	NM
Provision for credit losses on unfunded lending commitments	—	—	1	—	100
Provisions for benefits and claims, and other assets	19	17	19	12	(11)
Provisions for credit losses and for benefits and claims	$(1,018)	$9,122	$6,072	NM	50%
Income from continuing operations before taxes	$7,667	$(75)	$4,083	NM	NM
Income taxes	1,733	(29)	926	NM	NM
Income from continuing operations	$5,934	$(46)	$3,157	NM	NM
Noncontrolling interests	—	—	—	—%	—%
Net income	$5,934	$(46)	$3,157	NM	NM
Balance Sheet data and ratios
Average assets (in billions of dollars)	$266	$266	$232	—%	15%
Return on average assets	2.23%	(0.02)%	1.36%
Efficiency ratio	62	53	50
Average retail banking deposits (in billions of dollars)	$206	$176	$153	17	15
Net credit losses as a percentage of average loans	1.69%	2.72%	2.97%
Revenue by business
Retail banking	$4,211	$4,519	$4,558	(7)%	(1)%
Branded cards	8,189	8,800	9,184	(7)	(4)
Retail services	5,081	5,965	6,718	(15)	(11)
Total	$17,481	$19,284	$20,460	(9)%	(6)%
Income (loss) from continuing operations by business
Retail banking	$(453)	$(232)	$145	(95)%	NM
Branded cards	3,903	12	1,734	NM	(99)%
Retail services	2,484	174	1,278	NM	(86)
Total	$5,934	$(46)	$3,157	NM	NM

NM Not meaningful

2021 vs. 2020
Net income was $5.9 billion, compared to a net loss of $46 million in the prior year, reflecting significantly lower cost of credit, partially offset by lower revenues and higher expenses.
Revenues decreased 9%, reflecting lower revenues in retail banking, branded cards and retail services.
Retail banking revenues decreased 7%, as the benefit of strong deposit growth and growth in assets under management (increase of 8%, reflecting favorable market conditions and strong client engagement) was more than offset by lower deposit spreads, as well as lower mortgage revenues. Average deposits increased 17%, driven by higher levels of consumer liquidity due to government stimulus, as well as continued strategic efforts to drive organic growth.
Cards revenues decreased 10%. Branded cards revenues decreased 7%, primarily driven by continued higher payment rates, reflecting increased customer liquidity from government stimulus and relief programs, partially offset by higher spending-related revenues. Credit card spend volume increased 21%, reflecting a continued recovery in sales activity from the pandemic-driven low levels in the prior year.
Retail services revenues decreased 15%, primarily driven by lower average loans (down 7%), reflecting higher payment rates from the increased customer liquidity from government stimulus and relief programs, as well as higher partner payments, reflecting higher income sharing as a result of lower net credit losses. For additional information on partner payments, see Note 5 to the Consolidated Financial Statements. Credit card spend volume increased 18%, reflecting a continued recovery in sales activity from the pandemic-driven low levels in the prior year.
Expenses increased 6%, primarily driven by continued investments in Citi’s transformation, as well as business-led investments and higher volume-related expenses, partially offset by productivity savings.
Provisions reflected a benefit of $1.0 billion, compared to costs of $9.1 billion in the prior year, primarily driven by a net ACL release compared to a net ACL build in the prior year, as well as lower net credit losses. Net credit losses decreased 41%, consisting of lower net credit losses in both branded cards (down 39% to $1.7 billion) and retail services (down 46% to $1.2 billion), primarily driven by lower loan volumes and improved delinquencies, primarily as a result of the higher payment rates.
The net ACL release was $4.0 billion, compared to a net build of $4.1 billion in the prior year, reflecting improvement in portfolio credit quality and the continued improvement in the macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on North America GCB’s retail banking, and its branded cards and retail services portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to North America GCB’s future results, see “Executive Summary” above and “Risk Factors—Strategic Risks” below.

LATIN AMERICA GCB

As of December 31, 2021, Latin America GCB provided traditional retail banking and branded card products to consumer and small business customers in Mexico through Citibanamex.
As discussed above, Citi intends to exit its consumer, small business and middle-market banking operations in Mexico. For additional information, see Citi’s Current Report on Form 8-K filed with the SEC on January 11, 2022. For information on Citi’s planned revision to its reporting structure, including the reporting of the Mexico consumer, small business and middle-market banking operations as part of a new reporting segment, Legacy Franchises, see “Strategic Refresh—Market Exits and Planned Revision to Reporting Structure” above.
At December 31, 2021, Latin America GCB had 1,276 retail branches in Mexico, with $8.6 billion in retail banking loans and $24.8 billion in deposits. In addition, the business had $4.7 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted	2021	2020	2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Net interest income	$2,874	$3,172	$3,735	(9)%	(15)%
Non-interest revenue	1,376	1,294	1,599	6	(19)
Total revenues, net of interest expense	$4,250	$4,466	$5,334	(5)%	(16)%
Total operating expenses	$2,949	$2,871	$3,001	3%	(4)%
Net credit losses on loans	$920	$866	$1,109	6%	(22)%
Credit reserve build (release) for loans	(825)	316	(38)	NM	NM
Provision for credit losses on unfunded lending commitments	—	—	—	—	—
Provisions for benefits and claims, and other assets	80	87	54	(8)	61
Provisions for credit losses and for benefits and claims (PBC)	$175	$1,269	$1,125	(86)%	13%
Income from continuing operations before taxes	$1,126	$326	$1,208	NM	(73)%
Income taxes	328	85	323	NM	(74)
Income from continuing operations	$798	$241	$885	NM	(73)%
Noncontrolling interests	—	—	—	—%	—
Net income	$798	$241	$885	NM	(73)%
Balance Sheet data and ratios
Average assets (in billions of dollars)	$35	$32	$35	9%	(9)%
Return on average assets	2.28%	0.75%	2.53%
Efficiency ratio	69	64	56
Average deposits (in billions of dollars)	$24	$23	$23	4	—
Net credit losses as a percentage of average loans	6.87%	5.97%	6.45%
Revenue by business
Retail banking	$3,119	$3,103	$3,681	1%	(16)%
Branded cards	1,131	1,363	1,653	(17)	(18)
Total	$4,250	$4,466	$5,334	(5)%	(16)%
Income from continuing operations by business
Retail banking	$435	$120	$586	NM	(80)%
Branded cards	363	121	299	NM	(60)
Total	$798	$241	$885	NM	(73)%
FX translation impact
Total revenues—as reported	$4,250	$4,466	$5,334	(5)%	(16)%
Impact of FX translation(1)	—	211	(246)
Total revenues—ex-FX(2)	$4,250	$4,677	$5,088	(9)%	(8)%
Total operating expenses—as reported	$2,949	$2,871	$3,001	3%	(4)%
Impact of FX translation(1)	—	129	(132)
Total operating expenses—ex-FX(2)	$2,949	$3,000	$2,869	(2)%	5%
Provisions for credit losses and PBC—as reported	$175	$1,269	$1,125	(86)%	13%
Impact of FX translation(1)	—	66	(58)
Provisions for credit losses and PBC—ex-FX(2)	$175	$1,335	$1,067	(87)%	25%
Net income—as reported	$798	$241	$885	NM	(73)%
Impact of FX translation(1)	—	9	(37)
Net income—ex-FX(2)	$798	$250	$848	NM	(71)%
(1)Reflects the impact of FX translation into U.S. dollars at the 2021 average exchange rates for all periods presented.

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

2021 vs. 2020
Net income was $798 million, compared to $250 million in the prior year, reflecting significantly lower cost of credit and modestly lower expenses, partially offset by lower revenues.
Revenues decreased 9%, reflecting lower cards and retail banking revenues, largely due to the continued impact of the pandemic.
Retail banking revenues decreased 4%, primarily driven by lower loan volumes and deposit spreads, partially offset by growth in assets under management. Average loans decreased 13%, reflecting the impact of the pandemic on customer activity. Assets under management increased 8%, reflecting favorable market conditions, as well as strong client engagement.
Cards revenues decreased 21%, primarily driven by lower average loans (down 11%), reflecting higher payment rates. Credit card spend volume increased 16%, reflecting a continued recovery in sales activity from the pandemic-driven low levels in the prior year.
Expenses decreased 2%, as productivity savings more than offset continued investments in Citi’s transformation.
Provisions of $174 million decreased 87%, primarily driven by a net ACL release compared to a net ACL build in the prior year, partially offset by higher net credit losses resulting from pandemic-related charge-offs.
The net ACL release was $826 million, compared to a build of $329 million in the prior year. The release reflected an improvement in portfolio credit quality, as well as continued improvement in the macroeconomic outlook and lower loan volumes. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Latin America GCB’s retail banking and its branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Latin America GCB’s future results, see “Executive Summary” above and “Risk Factors—Strategic Risks” below.

ASIA GCB

As of December 31, 2021, Asia GCB provided traditional retail banking and branded card products to retail and small business customers. Included within Asia GCB were traditional retail banking and branded card products provided to retail customers in certain EMEA countries, primarily the UAE, Poland and Russia.
As discussed above, Citi is pursuing exits of its consumer franchises in 13 markets across Asia and EMEA and will focus its consumer banking franchise in the two regions on four wealth centers: Singapore, Hong Kong, the UAE and London. In 2021, Citi entered into agreements to sell its consumer banking businesses in Australia and the Philippines, and made a decision to wind down and close its Korea consumer banking business (for additional information, see Note 2 to the Consolidated Financial Statements).
In addition, in January 2022, Citi entered into agreements to sell its consumer banking businesses in Indonesia, Malaysia, Taiwan, Thailand and Vietnam. For information on Citi’s planned revision to its reporting structure, including the reporting of the 13 exit markets as part of a new reporting segment, Legacy Franchises, see “Strategic Refresh—Market Exits and Planned Revision to Reporting Structure” above.
At December 31, 2021, on a combined basis, the businesses had 220 retail branches, $58.9 billion in retail banking loans and $117.7 billion in deposits. In addition, the businesses had $13.1 billion in outstanding card loan balances. These amounts exclude approximately $10 billion of loans ($7 billion of retail banking loans and $3 billion of credit card loan balances) and $8 billion of deposits reclassified to held-for-sale (HFS) as a result of Citi’s agreements to sell its consumer banking businesses in Australia and the Philippines. Australia and the Philippines are the only consumer businesses reclassified as HFS at December 31, 2021. For additional information, see Note 2 to the Consolidated Financial Statements.

In millions of dollars, except as otherwise noted(1)	2021	2020	2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Net interest income	$3,971	$4,441	$4,789	(11)%	(7)%
Non-interest revenue	1,628	2,151	2,638	(24)	(18)
Total revenues, net of interest expense	$5,599	$6,592	$7,427	(15)%	(11)%
Total operating expenses	$6,254	$4,726	$4,733	32%	—%
Net credit losses on loans	$725	$790	$690	(8)%	14%
Credit reserve build for loans	(375)	520	8	NM	NM
Provisions for other assets	(3)	1	—	NM	—
Provisions for credit losses	$347	$1,311	$698	(74)%	88%
Income (loss) from continuing operations before taxes	$(1,002)	$555	$1,996	NM	(72)%
Income taxes (benefits)	(316)	87	459	NM	(81)
Income (loss) from continuing operations	$(686)	$468	$1,537	NM	(70)%
Noncontrolling interests	(11)	(4)	6	NM	NM
Net income (loss)	$(675)	$472	$1,531	NM	(69)%
Balance Sheet data and ratios
Average assets (in billions of dollars)	$139	$129	$122	8%	6%
Return on average assets	(0.49)%	0.37%	1.25%
Efficiency ratio	112	72	64
Average deposits (in billions of dollars)	$122	$113	$101	8	12
Net credit losses as a percentage of average loans	0.92%	0.99%	0.88%
Revenue by business
Retail banking	$3,446	$4,374	$4,519	(21)%	(3)%
Branded cards	2,153	2,218	2,908	(3)	(24)
Total	$5,599	$6,592	$7,427	(15)%	(11)%
Income (loss) from continuing operations by business
Retail banking	$(812)	$669	$1,010	NM	(34)%
Branded cards	126	(201)	527	NM	NM
Total	$(686)	$468	$1,537	NM	(70)%
FX translation impact
Total revenues—as reported	$5,599	$6,592	$7,427	(15)%	(11)%
Impact of FX translation(2)	—	112	89
Total revenues—ex-FX(3)	$5,599	$6,704	$7,516	(16)%	(11)%

Total operating expenses—as reported	$6,254	$4,726	$4,733	32%	—%
Impact of FX translation(2)	—	83	52
Total operating expenses—ex-FX(3)	$6,254	$4,809	$4,785	30%	1%
Provisions for credit losses—as reported	$347	$1,311	$698	(74)%	88%
Impact of FX translation(2)	—	21	7
Provisions for credit losses—ex-FX(3)	$347	$1,332	$705	(74)%	89%
Net income (loss)—as reported	$(675)	$472	$1,531	NM	(69)%
Impact of FX translation(2)	—	3	26
Net income (loss)—ex-FX(3)	$(675)	$475	$1,557	NM	(69)%

(1)    Asia GCB includes the results of operations of GCB activities in certain EMEA countries for all periods presented.
(2)    Reflects the impact of FX translation into U.S. dollars at the 2021 average exchange rates for all periods presented.
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

2021 vs. 2020
Net loss was $675 million, compared to net income of $475 million in the prior year. The net loss included the following items related to the 13 exit markets: (i) approximately $1.1 billion (approximately $0.8 billion after-tax) related to charges incurred from the voluntary early retirement program (VERP) in connection with the wind-down of the Korea consumer banking business; (ii) an approximate $0.7 billion pretax loss ($0.6 billion after-tax) related to the agreement to sell the Australia consumer banking business, largely reflecting the impact of a CTA loss (net of hedges); and (iii) contract modification costs related to the Asia divestitures of $119 million ($98 million after-tax).
Excluding the above items, net income was $807 million compared to net income of $475 million in the prior year, reflecting significantly lower cost of credit, partially offset by higher expenses and lower revenues.
Revenues decreased 16%, including the Australia loss on sale. Excluding the Australia loss on sale, revenues declined 6%, reflecting lower retail banking and cards revenues, largely due to the continued impact of the pandemic, including lower interest rates.
Retail banking revenues decreased 22%, including the Australia loss on sale. Excluding the Australia loss on sale, revenues decreased 7%, as growth in both investment revenues and deposits was more than offset by lower deposit spreads due to lower interest rates and lower FX and insurance revenues. Assets under management increased 3%, reflecting the impact of improved market conditions, as well as client engagement. Average deposits increased 6% and average loans decreased 2%. The decline in retail banking revenues was also impacted by a 3% decrease in retail lending revenues, reflecting a decline in personal loans driven by spread compression.
Cards revenues decreased 5%, as lower average loans (down 14%, including the reclassification to held-for-sale related to Australia and the Philippines and higher payment rates) were partially offset by higher spending-related revenues (credit card spend volume up 8%), reflecting a continued recovery in sales activity from the pandemic-driven low levels in the prior year.
Expenses increased 30%, including approximately $1.2 billion of costs related to the Asia divestitures. Excluding the costs related to the Asia divestitures, expenses increased 6%, primarily driven by continued investments in Citi’s transformation, as well as business-led investments, partially offset by productivity savings.
Provisions decreased 74%, primarily driven by a net ACL release compared to a net ACL build in the prior year, as well as lower net credit losses. Net credit losses decreased 10%, primarily reflecting lower cards loan volumes and improved delinquencies.
The net ACL release was $376 million, compared to a build of $528 million in the prior year. The release reflected an improvement in portfolio credit quality. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on Asia GCB’s retail banking portfolios and its branded cards portfolios, see “Credit Risk—Consumer Credit” below.
For additional information about trends, uncertainties and risks related to Asia GCB’s future results, see “Executive Summary” above and “Risk Factors—Strategic Risks” and “Significant Accounting Policies and Significant Estimates” below.

CORPORATE/OTHER

Activities not assigned to the operating segments (ICG and GCB) are included in Corporate/Other. As of December 31, 2021, Corporate/Other included certain unallocated costs of global staff functions (including certain finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury, certain North America legacy consumer loan portfolios, discontinued operations and other legacy assets. For information on Citi’s planned revision to its reporting structure, including the reporting of the North America legacy consumer loan portfolios, discontinued operations and other legacy assets as part of a new reporting segment, Legacy Franchises, see “Strategic Refresh—Market Exits and Planned Revision to Reporting Structure” above. At December 31, 2021, Corporate/Other had $97 billion in assets.

In millions of dollars	2021	2020	2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Net interest income	$659	$(133)	$1,898	NM	NM
Non-interest revenue	8	204	124	(96)%	65%
Total revenues, net of interest expense	$667	$71	$2,022	NM	(96)%
Total operating expenses	$1,645	$1,923	$1,783	(14)%	8%
Net credit losses (recoveries) on loans	$(83)	$(22)	$(8)	NM	NM
Credit reserve build (release) for loans	(291)	188	(60)	NM	NM
Provision (release) for credit losses on unfunded lending commitments	(11)	11	(7)	NM	NM
Provisions (releases) for benefits and claims, HTM debt securities and other assets	16	1	—	100%	—%
Provisions (releases) for credit losses and for benefits and claims	$(369)	$178	$(75)	NM	NM
Income (loss) from continuing operations before taxes	$(609)	$(2,030)	$314	70%	NM
Income taxes (benefits)	(818)	(921)	(802)	11	(15)%
Income (loss) from continuing operations	$209	$(1,109)	$1,116	NM	NM
(Loss) from discontinued operations, net of taxes	7	(20)	(4)	NM	NM
Net income (loss) before attribution of noncontrolling interests	$216	$(1,129)	$1,112	NM	NM
Noncontrolling interests	1	(6)	20	NM	NM
Net income (loss)	$215	$(1,123)	$1,092	NM	NM

NM Not meaningful

2021 vs. 2020
Net income was $215 million, compared to a net loss of $1.1 billion in the prior year, reflecting higher revenues, lower expenses and lower cost of credit.
Revenues of $667 million compared to $71 million in the prior year, primarily driven by higher net revenue from the investment portfolio.
Expenses decreased 14%, reflecting the absence of a civil money penalty in the prior year and the wind-down of legacy assets, partially offset by increases related to Citi’s transformation.
Provisions reflected a net benefit of $369 million, compared to costs of $178 million in the prior year, primarily driven by a net ACL release in the current year ($286 million compared to a net build of $200 million in the prior year). The release reflected the continued improvement in the macroeconomic outlook.

For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information about trends, uncertainties and risks related to Corporate/Other’s future results, see “Executive Summary” above and “Risk Factors—Strategic Risks” below.

CAPITAL RESOURCES

Overview
Capital is used principally to support assets in Citi’s businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock and noncumulative perpetual preferred stock, among other issuances. Further, Citi’s capital levels may also be affected by changes in accounting and regulatory standards, as well as U.S. corporate tax laws and the impact of future events on Citi’s business results, such as changes in interest and foreign exchange rates, as well as business and asset dispositions. For additional information on capital-related trends, uncertainties and risks related to Citi’s legacy and exit businesses, including the impact of CTA losses, see “Executive Summary” above and “Risk Factors—Strategic Risks” and “—Operational Risks” below.
During 2021, Citi returned a total of $11.8 billion of capital to common shareholders in the form of $4.2 billion in dividends and $7.6 billion in share repurchases totaling approximately 105 million common shares.

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
Under the U.S. Basel III rules, both Citi and Citibank, N.A. (Citibank) are required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6.0% and 8.0%, respectively. Further, the U.S. Basel III rules implement the “capital floor provision” of the so-called “Collins Amendment” of the Dodd-Frank Act, which requires Advanced Approaches banking organizations to calculate each of the three risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital) under both the U.S. Basel III Standardized Approach and the Advanced Approaches and comply with the more binding of each of the resulting risk-based capital ratios.

Tier 1 Leverage Ratio
Under the U.S. Basel III rules, Citi is also required to maintain a minimum Tier 1 Leverage ratio of 4.0%. The Tier 1 Leverage ratio, a non-risk-based measure of capital adequacy, is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets less amounts deducted from Tier 1 Capital.

Supplementary Leverage Ratio
Citi is also required to calculate a Supplementary Leverage ratio, which differs from the Tier 1 Leverage ratio by also including certain off-balance sheet exposures within the denominator of the ratio (Total Leverage Exposure). The Supplementary Leverage ratio represents end-of-period Tier 1 Capital to Total Leverage Exposure, with the latter defined as the sum of the daily average of on-balance sheet assets for the quarter and the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter, less applicable Tier 1 Capital deductions. Advanced Approaches banking organizations are required to maintain a stated minimum Supplementary Leverage ratio of 3.0%.
Further, U.S. GSIBs, including Citi, are subject to enhanced Supplementary Leverage ratio standards. These enhanced standards establish a 2.0% leverage buffer in addition to the stated 3.0% minimum Supplementary Leverage ratio requirement, for a total effective minimum Supplementary Leverage ratio requirement of 5.0%. If a U.S. GSIB fails to exceed this requirement, it will be subject to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.

Temporary Supplementary Leverage Ratio Relief
In April 2020, the Federal Reserve Board issued an interim final rule that temporarily changed the calculation of the Supplementary Leverage ratio for bank holding companies, including Citigroup, by excluding U.S. Treasuries and deposits at Federal Reserve Banks from Total Leverage Exposure.
The interim final rule was effective for Citigroup’s Supplementary Leverage ratio, as well as for Citigroup’s leverage-based total loss absorbing capacity (TLAC) and long-term debt (LTD) requirements, and expired as scheduled on March 31, 2021. Citigroup’s reported Supplementary Leverage ratio of 7.0% during the fourth quarter of 2020 benefited 109 basis points, as a result of the temporary relief.

Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology
In September 2020, the U.S. banking agencies issued a final rule (substantially unchanged from a March 2020 interim final rule) that modified the regulatory capital transition provision related to the current expected credit losses (CECL) methodology. The September 2020 final rule does not have any impact on U.S. GAAP accounting.
The final rule permitted banks to delay for two years the “Day One” adverse regulatory capital effects resulting from adoption of the CECL methodology on January 1, 2020 until January 1, 2022, followed by a three-year transition to phase out the regulatory capital benefit provided by the delay.
In addition, for the ongoing impact of CECL, the agencies utilized a 25% scaling factor as an approximation of the increased reserve build under CECL compared to the previous incurred loss model and, therefore, allowed banks to add back to Common Equity Tier 1 Capital an amount equal to 25% of the change in CECL-based allowances in each quarter between January 1, 2020 and December 31, 2021. Beginning January 1, 2022, the cumulative 25% change in CECL-based allowances between January 1, 2020 and December 31, 2021 will be phased in to regulatory capital (i) at 25% per year on January 1 of each year over the three-year transition period, and (ii) along with the delayed “Day One” impact.
Citigroup and Citibank elected the modified CECL transition provision provided by the rule beginning with the quarter ended March 31, 2020. Accordingly, the Day One regulatory capital effects resulting from adoption of the CECL methodology, as well as the ongoing adjustments for 25% of the change in CECL-based allowances in each quarter between January 1, 2020 and December 31, 2021, started to be phased in on January 1, 2022 and will be fully reflected in Citi’s regulatory capital as of January 1, 2025.
As of December 31, 2021, Citigroup’s reported Common Equity Tier 1 Capital ratio of 12.2% benefited from the deferrals of the CECL transition provision by 24 basis points (bps), which resulted in an approximate 6 bps decrease to Citigroup’s Common Equity Tier 1 Capital ratio upon commencement of the phase-in on January 1, 2022. In addition, this phase-in is expected to result in an additional 6 bps decrease to Citigroup’s Common Equity Tier 1 Capital ratio on January 1 of each year through January 1, 2025. For additional information on Citigroup’s and Citibank’s regulatory capital ratios excluding the impact of the CECL transition provision, see “Capital Resources (Full Adoption of CECL)” below.

TLAC Holdings
As previously disclosed, in January 2021, the U.S. banking agencies issued a final rule that created a new regulatory capital deduction applicable to Advanced Approaches banking organizations for certain investments in covered debt instruments issued by GSIBs. The final rule became effective for Citigroup and Citibank on April 1, 2021, and did not have a significant impact on either Citigroup’s or Citibank’s regulatory capital.

Regulatory Capital Buffers
Citi and Citibank are required to maintain several regulatory capital buffers above stated minimum capital requirements. These capital buffers would be available to absorb losses in advance of any potential impairment of regulatory capital below the stated minimum regulatory capital ratio requirements.
Banking organizations that fall below their regulatory capital buffers are subject to limitations on capital distributions and discretionary bonus payments to executive officers based on a percentage of “Eligible Retained Income” (ERI), with increasing restrictions based upon the severity of the breach. ERI is equal to the greater of (i) the bank’s net income for the four calendar quarters preceding the current calendar quarter, net of any distributions and tax effects not already reflected in net income, and (ii) the average of the bank’s net income for the four calendar quarters preceding the current calendar quarter.
As of December 31, 2021, Citi’s regulatory capital ratios exceeded effective regulatory minimum requirements. Accordingly, Citi is not subject to payout limitations as a result of Basel III requirements.

Stress Capital Buffer
Citigroup is subject to the Federal Reserve Board’s Stress Capital Buffer (SCB) rule, which integrates the annual stress testing requirements with ongoing regulatory capital requirements. The SCB equals the peak-to-trough Common Equity Tier 1 Capital ratio decline under the Supervisory Severely Adverse scenario used in the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST), plus four quarters of planned common stock dividends, subject to a floor of 2.5%. SCB-based minimum capital requirements will be reviewed and updated annually by the Federal Reserve Board as part of the CCAR process. For additional information regarding CCAR and DFAST, see “Stress Testing Component of Capital Planning” below. The fixed 2.5% Capital Conservation Buffer (for additional information, see below) will continue to apply under the Advanced Approaches.
In August 2021, the Federal Reserve Board finalized and announced Citi’s SCB requirement of 3.0%. Accordingly, effective October 1, 2021, Citigroup is required to maintain a 10.5% effective minimum Common Equity Tier 1 Capital ratio under the Standardized Approach. Previously, from October 1, 2020 through September 30, 2021, Citi had been subject to a 2.5% SCB, and a 10.0% effective minimum Common Equity Tier 1 Capital ratio under the Standardized Approach.

Capital Conservation Buffer and Countercyclical Capital Buffer
Citigroup is subject to a fixed 2.5% Capital Conservation Buffer under the Advanced Approaches. Citibank is subject to the fixed 2.5% Capital Conservation Buffer under both the Advanced Approaches and the Standardized Approach.
In addition, Advanced Approaches banking organizations, such as Citigroup and Citibank, are subject to a discretionary Countercyclical Capital Buffer. The Federal Reserve Board last voted to affirm the Countercyclical Capital Buffer amount at the current level of 0% in December 2020.

GSIB Surcharge
The Federal Reserve Board imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi. The GSIB surcharge augments the SCB, Capital Conservation Buffer and, if invoked, any Countercyclical Capital Buffer.
A U.S. bank holding company that is designated a GSIB is required, on an annual basis, to calculate a surcharge using two methods and is subject to the higher of the resulting two surcharges. The first method (“method 1”) is based on the Basel Committee’s GSIB methodology. Under the second method (“method 2”), the substitutability category under the Basel Committee’s GSIB methodology is replaced with a quantitative measure intended to assess a GSIB’s reliance on short-term wholesale funding. In addition, method 1 incorporates relative measures of systemic importance across certain global banking organizations and a year-end spot foreign exchange rate, whereas method 2 uses fixed measures of systemic importance and application of an average foreign exchange rate over a three-year period. The GSIB surcharges calculated under both method 1 and method 2 are based on measures of systemic importance from the year immediately preceding that in which the GSIB surcharge calculations are being performed (e.g., the method 1 and method 2 GSIB surcharges calculated during 2021 will be based on 2020 systemic indicator data). Generally, Citi’s surcharge determined under method 2 will result in a higher surcharge than its surcharge determined under method 1.
Should a GSIB’s systemic importance increase for more than one year, such that it becomes subject to a higher GSIB surcharge, the higher surcharge would not become effective for a full year after the second consecutive higher score (e.g., a higher surcharge calculated using data as of December 31, 2020 and December 30, 2021 would not become effective until January 1, 2023). However, if after two consecutive years of a higher score, a GSIB’s systemic importance changes such that the GSIB would be subject to a lower surcharge, the GSIB would be subject to the lower surcharge in the calendar year commencing one year later (e.g., a lower surcharge calculated using data as of December 31, 2022 would become effective January 1, 2024).
The following table sets forth Citi’s effective GSIB surcharge as determined under method 1 and method 2 during 2021 and 2020:

	2021	2020
Method 1	2.0%	2.0%
Method 2	3.0	3.0

Citi’s GSIB surcharge effective during both 2021 and 2020 was 3.0%, as derived under the higher method 2 result. Citi’s GSIB surcharge effective for 2022 will remain unchanged at 3.0%, as derived under the higher method 2 result.
Citi expects that its method 2 GSIB surcharge will continue to remain higher than its method 1 GSIB surcharge. Accordingly, based on Citi’s method 2 result as of December 31, 2020, and its estimated method 2 result as of December 31, 2021, Citi’s GSIB surcharge is expected to increase to 3.5% effective January 1, 2023. Citi’s GSIB surcharge effective for 2024 will likely be based on the lower of its method 2 scores for year-end 2021 and 2022, and therefore is not expected to exceed 3.5%.
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
Accordingly, an insured depository institution, such as Citibank, must maintain minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 6.5%, 8.0%, 10.0% and 5.0%, respectively, to be considered “well capitalized.” In addition, insured depository institution subsidiaries of U.S. GSIBs, including Citibank, must maintain a minimum Supplementary Leverage ratio of 6.0% to be considered “well capitalized.” Citibank was “well capitalized” as of December 31, 2021.
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
Citigroup and Citibank are required to disclose the results of their company-run stress tests.

Temporary Federal Reserve Board Limitations on Capital Distributions
From the third quarter of 2020 to the second quarter of 2021, the Federal Reserve Board placed temporary limitations on capital distributions for Citi and other large banking organizations, to ensure that large banks maintained a high level of capital resilience throughout the COVID-19 pandemic. Commencing July 1, 2021, Citi’s common stock dividends and share repurchases were no longer subject to limitations based on the average of Citi’s net income for the four preceding calendar quarters.
All large banks, including Citi, remain subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital
Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Regulatory Capital Buffers” above, and “Risk Factors—Strategic Risks” below.

Citigroup’s Capital Resources
The following table sets forth Citi’s effective minimum risk-based capital requirements as of December 31, 2021, September 30, 2021 and December 31, 2020:

	Advanced Approaches			Standardized Approach
	December 31, 2021	September 30, 2021	December 31, 2020	December 31, 2021	September 30, 2021	December 31, 2020
Common Equity Tier 1 Capital ratio(1)	10.0%	10.0%	10.0%	10.5%	10.0%	10.0%
Tier 1 Capital ratio(1)	11.5	11.5	11.5	12.0	11.5	11.5
Total Capital ratio(1)	13.5	13.5	13.5	14.0	13.5	13.5

(1)Beginning October 1, 2021, Citi’s effective minimum risk-based capital requirements include the 3.0% SCB and 3.0% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.0% GSIB surcharge under the Advanced Approaches (all of which must be composed of Common Equity Tier 1 Capital). For prior periods presented, Citi’s effective minimum risk-based capital requirements included a 2.5% SCB and 3.0% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.0% GSIB surcharge under the Advanced Approaches.

The following tables set forth Citi’s capital components and ratios as of December 31, 2021, September 30, 2021 and December 31, 2020:

	Advanced Approaches(5)			Standardized Approach(5)
In millions of dollars, except ratios	December 31, 2021	September 30, 2021	December 31, 2020	December 31, 2021	September 30, 2021	December 31, 2020
Common Equity Tier 1 Capital(1)	$149,305	$149,631	$147,274	$149,305	$149,631	$147,274
Tier 1 Capital	169,568	168,902	167,053	169,568	168,902	167,053
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	194,006	194,423	196,051	203,838	204,288	205,002
Total Risk-Weighted Assets	1,209,374	1,265,297	1,278,977	1,219,175	1,284,316	1,242,381
Credit Risk(1)	$840,483	$871,668	$859,698	$1,135,906	$1,187,516	$1,121,871
Market Risk	78,634	93,376	116,181	83,269	96,800	120,510
Operational Risk	290,257	300,253	303,098	—	—	—
Common Equity Tier 1 Capital ratio(2)	12.35%	11.83%	11.51%	12.25%	11.65%	11.85%
Tier 1 Capital ratio(2)	14.02	13.35	13.06	13.91	13.15	13.45
Total Capital ratio(2)	16.04	15.37	15.33	16.72	15.91	16.50

In millions of dollars, except ratios	Effective Minimum Requirement	December 31, 2021	September 30, 2021	December 31, 2020
Quarterly Adjusted Average Total Assets(1)(3)		$2,351,434	$2,311,830	$2,265,615
Total Leverage Exposure(1)(4)		2,957,764	2,911,050	2,391,033
Tier 1 Leverage ratio	4.0%	7.21%	7.31%	7.37%
Supplementary Leverage ratio	5.0	5.73	5.80	6.99

(1)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax), deferred tax assets (DTAs) arising from temporary differences, and the ACL upon the January 1, 2020 CECL adoption date were deferred and have commenced phase-in to regulatory capital at 25% per year beginning January 1, 2022. For the ongoing impact of CECL, Citigroup was allowed to adjust retained earnings and the ACL in an amount equal to 25% of the change in the ACL (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the ACL between January 1, 2020 and December 31, 2021 commenced phase-in to regulatory capital at 25% per year beginning January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in quarterly adjusted average total assets and Total Leverage Exposure. Additionally, the increase in DTAs arising from temporary differences upon the January 1, 2020 adoption date were deducted from risk-weighted assets (RWA) and commenced phase-in to RWA at 25% per year beginning January 1, 2022.
(2)Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach as of December 31, 2021 and September 30, 2021, and under the Basel III Advanced Approaches framework as of December 31, 2020, whereas Citi’s reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework for all periods presented.
(3)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(4)Supplementary Leverage ratio denominator. Commencing with the second quarter of 2020 and continuing through the first quarter of 2021, Citigroup’s Total Leverage Exposure temporarily excluded U.S. Treasuries and deposits at Federal Reserve Banks. For additional information, see “Temporary Supplementary Leverage Ratio Relief” above.
(5)Certain of the above prior-period amounts have been revised to conform with enhancements made in the current period.

Common Equity Tier 1 Capital Ratio
As set forth in the table above, Citi’s Common Equity Tier 1 Capital ratio at December 31, 2021 increased from September 30, 2021, primarily due to a decrease in risk-weighted assets and a temporary pause in common share repurchases in the fourth quarter of 2021 in preparation for the implementation of the Standardized Approach for Counterparty Credit Risk (SA-CCR) on January 1, 2022. Citi’s Common Equity Tier 1
Capital ratio increased from year-end 2020, largely driven by net income of $22.0 billion, a net decrease in risk-weighted assets and a temporary pause in common share repurchases in the fourth quarter of 2021 in preparation for the implementation of SA-CCR, partially offset by the return of $11.8 billion of capital to common shareholders in the form of share repurchases and dividends, as well as adverse net movements in AOCI.
Components of Citigroup Capital

In millions of dollars	December 31, 2021	December 31, 2020
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$183,108	$180,118
Add: Qualifying noncontrolling interests	143	141
Regulatory capital adjustments and deductions:
Add: CECL transition and 25% provision deferral(2)	3,028	5,348
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	101	1,593
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(896)	(1,109)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	20,619	21,124
Identifiable intangible assets other than MSRs, net of related DTLs	3,800	4,166
Less: Defined benefit pension plan net assets; other	2,080	921
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,270	11,638
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$149,305	$147,274
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$18,864	$19,324
Qualifying trust preferred securities(5)	1,399	1,393
Qualifying noncontrolling interests	34	35
Regulatory capital deductions:
Less: Permitted ownership interests in covered funds(6)	—	917
Less: Other	34	56
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$20,263	$19,779
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$169,568	$167,053
Tier 2 Capital
Qualifying subordinated debt	$20,064	$23,481
Qualifying trust preferred securities(7)	248	331
Qualifying noncontrolling interests	42	41
Eligible allowance for credit losses(2)(8)	14,209	14,127
Regulatory capital deduction:
Less: Other	293	31
Total Tier 2 Capital (Standardized Approach)	$34,270	$37,949
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$203,838	$205,002
Adjustment for excess of eligible credit reserves over expected credit losses(2)(8)	$(9,832)	$(8,951)
Total Tier 2 Capital (Advanced Approaches)	$24,438	$28,998
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$194,006	$196,051

Footnotes continue on the following page.

(1)Issuance costs of $131 million and $156 million related to noncumulative perpetual preferred stock outstanding at December 31, 2021 and 2020, respectively, are excluded from common stockholders’ equity and netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax) and the ACL upon the January 1, 2020 CECL adoption date were deferred and commenced phase-in to regulatory capital at 25% per year beginning January 1, 2022. For the ongoing impact of CECL, Citigroup was allowed to adjust retained earnings and the ACL in an amount equal to 25% of the change in the ACL (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the ACL between January 1, 2020 and December 31, 2021 have also commenced phase in to regulatory capital at 25% per year beginning January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.
(4)Of Citi's $24.8 billion of net DTAs at December 31, 2021, $15.3 billion was included in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $9.5 billion was excluded. Excluded from Citi's Common Equity Tier 1 Capital as of December 31, 2021 was $11.3 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards. The amount excluded was reduced by $1.8 billion of net DTLs primarily associated with goodwill and certain other intangible assets that are separately deducted from capital. DTAs arising from tax carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if these DTAs exceed 10%/15% limitation under the U.S. Basel III rules. Citi’s DTAs do not currently exceed this limitation and, therefore, are not subject to deduction from Common Equity Tier 1 Capital, but are subject to risk weighting at 250%.
(5)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(6)Banking entities are required to be in compliance with the Volcker Rule of the Dodd-Frank Act, which prohibits conducting certain proprietary investment activities and limits their ownership of, and relationships with, covered funds. Commencing January 1, 2021, Citi no longer deducts permitted market-making positions in third-party covered funds from Tier 1 Capital, in accordance with the revised Volcker Rule 2.0 issued by the U.S. agencies in November 2019. Upon the removal of the capital deduction, permitted market-making positions in third-party covered funds are included in risk-weighted assets.
(7)Represents the amount of non-grandfathered trust preferred securities that were previously eligible for inclusion in Tier 2 Capital under the U.S. Basel III rules. Commencing January 1, 2022, non-grandfathered trust preferred securities have been fully phased out of Tier 2 Capital.
(8)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $4.4 billion and $5.2 billion at December 30, 2021 and December 31, 2020, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three months ended December 31, 2021	Twelve months ended December 31, 2021
Common Equity Tier 1 Capital, beginning of period	$149,631	$147,274
Net income	3,173	21,952
Common and preferred dividends declared	(1,249)	(5,236)
Net change in treasury stock	6	(7,111)
Net increase in common stock and additional paid-in capital	87	132
Net change in foreign currency translation adjustment net of hedges, net of tax	(462)	(2,525)
Net change in unrealized gains (losses) on debt securities AFS, net of tax	(1,396)	(3,934)
Net decrease in defined benefit plans liability adjustment, net of tax	76	1,012
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	(3)	19
Net decrease in excluded component of fair value hedges	12	—
Net decrease in goodwill, net of related DTLs	70	505
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	99	366
Net increase in defined benefit pension plan net assets	(133)	(936)
Net change in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	(373)	368
Net decrease in CECL 25% provision deferral	(361)	(2,320)
Other	128	(261)
Net change in Common Equity Tier 1 Capital	$(326)	$2,031
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$149,305	$149,305
Additional Tier 1 Capital, beginning of period	$19,271	$19,779
Net change in qualifying perpetual preferred stock	994	(460)
Net increase in qualifying trust preferred securities	1	6
Net decrease in permitted ownership interests in covered funds	—	917
Other	(3)	21
Net increase in Additional Tier 1 Capital	$992	$484
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$169,568	$169,568
Tier 2 Capital, beginning of period (Standardized Approach)	$35,386	$37,949
Net decrease in qualifying subordinated debt	(392)	(3,417)
Net change in eligible allowance for credit losses	(651)	82
Other	(73)	(344)
Net decrease in Tier 2 Capital (Standardized Approach)	$(1,116)	$(3,679)
Tier 2 Capital, end of period (Standardized Approach)	$34,270	$34,270
Total Capital, end of period (Standardized Approach)	$203,838	$203,838
Tier 2 Capital, beginning of period (Advanced Approaches)	$25,521	$28,998
Net decrease in qualifying subordinated debt	(392)	(3,417)
Net decrease in excess of eligible credit reserves over expected credit losses	(618)	(799)
Other	(73)	(344)
Net decrease in Tier 2 Capital (Advanced Approaches)	$(1,083)	$(4,560)
Tier 2 Capital, end of period (Advanced Approaches)	$24,438	$24,438
Total Capital, end of period (Advanced Approaches)	$194,006	$194,006

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three months ended December 31, 2021	Twelve months ended December 31, 2021
Total Risk-Weighted Assets, beginning of period	$1,284,316	$1,242,381
Changes in Credit Risk-Weighted Assets
General credit risk exposures	(1,475)	(1,775)
Repo-style transactions(1)	(15,160)	(9,737)
Securitization exposures(2)	(1,306)	3,593
Equity exposures	(340)	494
Over-the-counter (OTC) derivatives(3)	(22,954)	3,224
Other exposures(4)	(7,167)	15,112
Off-balance sheet exposures	(3,208)	3,124
Net change in Credit Risk-Weighted Assets	$(51,610)	$14,035
Changes in Market Risk-Weighted Assets
Risk levels	$(4,108)	$(21,499)
Model and methodology updates	(9,423)	(15,742)
Net decrease in Market Risk-Weighted Assets(5)	$(13,531)	$(37,241)
Total Risk-Weighted Assets, end of period	$1,219,175	$1,219,175

(1)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three months and 12 months ended December 31, 2021, primarily due to exposure-driven decreases.
(2)Securitization exposures increased during the 12 months ended December 31, 2021, primarily due to increases in new deals.
(3)OTC derivatives decreased during the three months ended December 31, 2021, primarily due to decreases in mark-to-market and notional movement. OTC derivatives increased during the 12 months ended December 31, 2021, primarily due to increases in mark-to-market for bilateral derivatives.
(4)Other exposures include cleared transactions, unsettled transactions, and other assets. Other exposures decreased during the three months ended December 31, 2021 primarily due to decreases in cleared transactions. Other exposures increased during the 12 months ended December 31, 2021 primarily due to increases in various other assets.
(5)Market risk-weighted assets decreased during the three months and 12 months ended December 31, 2021, primarily due to exposure changes.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three months ended December 31, 2021	Twelve months ended December 31, 2021
Total Risk-Weighted Assets, beginning of period	$1,265,297	$1,278,977
Changes in Credit Risk-Weighted Assets
Retail exposures(1)	(8,043)	(13,426)
Wholesale exposures(2)	(8,408)	(10,630)
Repo-style transactions	2,516	(3,861)
Securitization exposures(3)	528	5,816
Equity exposures	(253)	206
Over-the-counter (OTC) derivatives(4)	(8,465)	(510)
Derivatives CVA(5)	(5,988)	(2,715)
Other exposures(6)	(1,646)	7,003
Supervisory 6% multiplier	(1,426)	(1,098)
Net decrease in Credit Risk-Weighted Assets	$(31,185)	$(19,215)
Changes in Market Risk-Weighted Assets
Risk levels	$(5,320)	$(21,805)
Model and methodology updates	(9,422)	(15,742)
Net decrease in Market Risk-Weighted Assets(7)	$(14,742)	$(37,547)
Net decrease in Operational Risk-Weighted Assets(8)	$(9,996)	$(12,841)
Total Risk-Weighted Assets, end of period	$1,209,374	$1,209,374

(1)Retail exposures decreased during the three months ended December 31, 2021, primarily driven by model recalibrations. Retail exposures decreased during the 12 months ended December 31, 2021, primarily driven by seasonal holiday spending repayments, less spending on qualifying revolving (card) exposures and model recalibrations.
(2)Wholesale exposures decreased during the three months and 12 months ended December 31, 2021, primarily due to reductions in commercial loans and wholesale loan commitments.
(3)Securitization exposures increased during the 12 months ended December 31, 2021, primarily due to increases in new deals.
(4)OTC derivatives decreased during the three months ended December 31,2021, primarily due to decreases in mark-to-market and notional movement.
(5)Derivatives CVA decreased during the three months ended December 31, 2021, primarily due to decreases in exposure and volatility, as well as lower credit spreads and sensitivity.
(6)Other exposures increased during the 12 months ended December 31, 2021, primarily due to increases in various other assets.
(7)Market risk-weighted assets decreased during the three months and 12 months ended December 31, 2021, primarily due to exposure changes.
(8)Operational risk-weighted assets decreased during the three months and 12 months ended December 31, 2021, primarily due to changes in operational loss severity and frequency.

Supplementary Leverage Ratio
The following table sets forth Citi’s Supplementary Leverage ratio and related components as of December 31, 2021, September 30, 2021 and December 31, 2020:

In millions of dollars, except ratios	December 31, 2021	September 30, 2021	December 31, 2020
Tier 1 Capital	$169,568	$168,902	$167,053
Total Leverage Exposure
On-balance sheet assets(1)(2)(3)	$2,389,237	$2,349,414	$1,864,374
Certain off-balance sheet exposures:(4)
Potential future exposure on derivative contracts	222,241	222,157	186,959
Effective notional of sold credit derivatives, net(5)	23,788	21,987	32,640
Counterparty credit risk for repo-style transactions(6)	25,775	21,174	20,965
Unconditionally cancelable commitments	70,196	70,541	71,163
Other off-balance sheet exposures	264,330	263,361	253,754
Total of certain off-balance sheet exposures	$606,330	$599,220	$565,481
Less: Tier 1 Capital deductions	37,803	37,584	38,822
Total Leverage Exposure(3)	$2,957,764	$2,911,050	$2,391,033
Supplementary Leverage ratio	5.73%	5.80%	6.99%

(1)Represents the daily average of on-balance sheet assets for the quarter.
(2)Citi has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in DTAs arising from temporary differences and the ACL upon the January 1, 2020 CECL adoption date were deferred and commenced phase-in to regulatory capital at 25% per year beginning January 1, 2022. For the ongoing impact of CECL, Citigroup was allowed to adjust the ACL in an amount equal to 25% of the change in the ACL (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to the ACL between January 1, 2020 and December 31, 2021 have also commenced phase in to regulatory capital at 25% per year beginning January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in Total Leverage Exposure.
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

As set forth in the table above, Citigroup’s Supplementary Leverage ratio was 5.7% at December 31, 2021, compared to 5.8% at September 30, 2021 and 7.0% at December 31, 2020. The quarter-over-quarter decrease was primarily driven by an increase in Total Leverage Exposure, primarily driven by an increase in average on-balance sheet assets, as well as adverse net movements in AOCI, partially offset by net income in the quarter. The year-over-year decrease was primarily driven by an increase in Total Leverage Exposure, largely due to an approximate 100 basis point impact from the expiration of the Federal Reserve Board’s temporary Supplementary Leverage ratio relief. For additional information, see “Temporary Supplementary Leverage Ratio Relief” above.

Capital Resources of Citigroup’s Subsidiary U.S.
Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.

The following tables set forth the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution, as of December 31, 2021, September 30, 2021 and December 31, 2020:

		Advanced Approaches(8)			Standardized Approach(8)
In millions of dollars, except ratios	Effective Minimum Requirement(1)	December 31, 2021	September 30, 2021	December 31, 2020	December 31, 2021	September 30, 2021	December 31, 2020
Common Equity Tier 1 Capital(2)		$148,548	$147,459	$142,854	$148,548	$147,459	$142,854
Tier 1 Capital		150,679	149,588	144,962	150,679	149,588	144,962
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)(3)		166,921	166,196	161,447	175,427	174,745	169,449
Total Risk-Weighted Assets		1,017,774	1,067,406	1,047,088	1,066,015	1,107,021	1,054,056
Credit Risk(2)		$737,802	$761,259	$737,953	$1,016,293	$1,048,581	$989,222
Market Risk		48,089	55,566	63,984	49,722	58,440	64,834
Operational Risk		231,883	250,581	245,151	—	—	—
Common Equity Tier 1 Capital ratio(4)(5)	7.0%	14.60%	13.81%	13.64%	13.93%	13.32%	13.55%
Tier 1 Capital ratio(4)(5)	8.5	14.80	14.01	13.84	14.13	13.51	13.75
Total Capital ratio(4)(5)	10.5	16.40	15.57	15.42	16.46	15.79	16.08

In millions of dollars, except ratios	Effective Minimum Requirement	December 31, 2021	September 30, 2021	December 31, 2020
Quarterly Adjusted Average Total Assets(2)(6)		$1,716,596	$1,682,993	$1,667,105
Total Leverage Exposure(2)(7)		2,236,839	2,205,471	2,172,052
Tier 1 Leverage ratio(5)	5.0%	8.78%	8.89%	8.70%
Supplementary Leverage ratio(5)	6.0	6.74	6.78	6.67

(1)For all periods presented, Citibank’s effective minimum risk-based capital requirements are inclusive of the 2.5% Capital Conservation Buffer (all of which must be composed of Common Equity Tier 1 Capital).
(2)Citibank has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ September 2020 final rule. Under the modified CECL transition provision, the changes in retained earnings (after-tax), deferred tax assets (DTAs) arising from temporary differences, and the ACL upon the January 1, 2020 CECL adoption date were deferred and have commenced phase-in to regulatory capital at 25% per year beginning on January 1, 2022. For the ongoing impact of CECL, Citibank was allowed to adjust retained earnings and the ACL in an amount equal to 25% of the change in the ACL (pretax) for each period between January 1, 2020 and December 31, 2021. The cumulative adjustments to retained earnings and the ACL between January 1, 2020 and December 31, 2021 have also commenced phase-in to regulatory capital at 25% per year beginning January 1, 2022, along with the deferred impacts related to the January 1, 2020 CECL adoption date. Corresponding adjustments to average on-balance sheet assets are reflected in quarterly adjusted average total assets and Total Leverage Exposure. Additionally, the increase in DTAs arising from temporary differences upon the January 1, 2020 adoption date were deducted from risk-weighted assets (RWA) and commenced phase-in to RWA at 25% per year beginning January 1, 2022.
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
(4)Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
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
(8)Certain of the above prior-period amounts have been revised to conform with enhancements made in the current period.

As indicated in the table above, Citibank’s capital ratios at December 31, 2021 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of December 31, 2021.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of December 31, 2021. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.0	0.8	1.2	0.8	1.3
Standardized Approach	0.8	1.0	0.8	1.1	0.8	1.4
Citibank
Advanced Approaches	1.0	1.4	1.0	1.5	1.0	1.6
Standardized Approach	0.9	1.3	0.9	1.3	0.9	1.5

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.4	0.3

Citigroup Broker-Dealer Subsidiaries
At December 31, 2021, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $13 billion, which exceeded the minimum requirement by $8 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $28 billion at December 31, 2021, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer
subsidiaries are subject to regulation in the countries in which they operate, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at December 31, 2021.

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
The RWA-based TLAC buffer equals the 2.5% capital
conservation buffer, plus any applicable countercyclical
capital buffer (currently 0%), plus the GSIB’s capital
surcharge as determined under method 1 of the GSIB
surcharge rule (2.0% for Citi for 2021). Accordingly, Citi’s total current minimum TLAC requirement was 22.5% of RWA for 2021.

Minimum LTD Requirement
The minimum LTD requirement is the greater of (i) 6% of the GSIB’s RWA plus its capital surcharge as determined under method 2 of the GSIB surcharge rule (3.0% for Citi for 2021), for a total current requirement of 9% of RWA for Citi, and (ii) 4.5% of the GSIB’s total leverage exposure.

The table below details Citi’s eligible external TLAC and
LTD amounts and ratios, and each effective minimum TLAC and LTD ratio requirement, as well as the surplus amount in dollars in excess of each requirement.

	December 31, 2021
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$318	$143
% of Standardized Approach risk- weighted assets	26.1%	11.7%
Effective minimum requirement(1)(2)	22.5	9.0
Surplus amount	$44	$33
% of Total Leverage Exposure	10.8%	4.8%
Effective minimum requirement	9.5	4.5
Surplus amount	$37	$10

(1)    External TLAC includes Method 1 GSIB surcharge of 2.0%.
(2)    LTD includes Method 2 GSIB surcharge of 3.0%.

As of December 31, 2021, Citi exceeded each of the
minimum TLAC and LTD requirements, resulting in a $10
billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Risk Factors—Compliance Risks” and “Liquidity Risk—Total Loss-Absorbing Capacity (TLAC)” below.

Capital Resources (Full Adoption of CECL)(1)
The following tables set forth Citigroup’s and Citibank’s capital components and ratios had the full impact of CECL been adopted as of December 31, 2021:

	Citigroup				Citibank
	Effective Minimum Requirement, Advanced Approaches	Effective Minimum Requirement, Standardized Approach(2)	Advanced Approaches	Standardized Approach	Effective Minimum Requirement(3)	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital ratio	10.0%	10.5%	12.10%	12.01%	7.0%	14.32%	13.68%
Tier 1 Capital ratio	11.5	12.0	13.78	13.68	8.5	14.53	13.88
Total Capital ratio	13.5	14.0	15.86	16.49	10.5	16.15	16.21

	Effective Minimum Requirement	Citigroup	Effective Minimum Requirement	Citibank
Tier 1 Leverage ratio	4.0%	7.09%	5.0%	8.62%
Supplementary Leverage ratio	5.0	5.64	6.0	6.61

(1)See footnote 2 on the “Components of Citigroup Capital” table above.
(2)The effective minimum requirements were applicable as of December 31, 2021. See “Stress Capital Buffer” above for additional information.
(3)Citibank’s effective minimum requirements were the same under the Standardized Approach and the Advanced Approaches Framework.

Adoption of the Standardized Approach for Counterparty Credit Risk
In January 2020, the U.S. banking agencies issued a final rule to introduce the Standardized Approach for Counterparty Credit Risk (SA-CCR). SA-CCR replaced the Current Exposure Method (CEM), which was the previous methodology used to calculate exposure for all derivative contracts under the Standardized Approach, as well as RWA for derivative contracts under the Advanced Approaches in cases where internal models are not used. In addition, SA-CCR replaced CEM in numerous other instances throughout the regulatory framework, including but not limited to the Supplementary Leverage Ratio, certain components of the GSIB score, single counterparty credit limits and legal lending limits.
Under SA-CCR, a banking organization calculates the exposure amount of its derivative contracts at the netting set level. Multiple derivative contracts are generally considered to be under the same netting set as long as each derivative contract is subject to the same qualifying master netting agreement. SA-CCR also introduced the concept of hedging sets, which allows a banking organization to fully or partially net derivative contracts within the same netting set that share similar risk factors. Moreover, SA-CCR incorporated updated supervisory and maturity factors to calculate the potential future exposure of a derivative contract, and provides for improved recognition of collateral. Under the final rule, the exposure amount of a netting set is equal to an alpha factor of 1.4 multiplied by the sum of the replacement cost and potential future exposure of the netting set.
Citi adopted SA-CCR as of the mandatory compliance date of January 1, 2022. Adoption of SA-CCR increased Citigroup’s Standardized RWA by approximately $51 billion, which resulted in a 49 bps decrease to Citigroup’s Common Equity Tier 1 Capital ratio under the Standardized Approaches on January 1, 2022. Citigroup’s reported CET1 Capital ratio under the Standardized Approach as of December 31, 2021 was 12.25%, 75 bps above its 11.5% CET1 Capital target, and 175 bps above its 10.5% effective regulatory minimum CET1 Capital requirement under the Standardized Approach.
Adoption of SA-CCR also increased Citigroup’s Advanced RWA by approximately $29 billion, which resulted in a 29 bps decrease to Citigroup’s Common Equity Tier 1 Capital ratio under the Advanced Approaches on January 1, 2022. Citigroup’s reported CET1 Capital ratio under the Advanced Approaches as of December 31, 2021 was 12.35%, 85 bps above its 11.5% CET1 Capital target, and 235 bps above its 10.0% effective regulatory minimum CET1 Capital requirement under the Advanced Approaches.
Citigroup voluntarily suspended share repurchases during the fourth quarter of 2021, in anticipation of the adverse impact resulting from SA-CCR adoption. Citi resumed common share repurchases in January 2022.

Regulatory Capital Standards Developments

Basel III Revisions
As previously disclosed, the Basel Committee on Banking Supervision (Basel Committee) has finalized certain Basel III post-crisis regulatory reforms. The reforms relate to the methodologies in deriving credit, market and operational risk-weighted assets, the imposition of a new aggregate output floor for risk-weighted assets, and revisions to the leverage ratio framework.
The U.S. banking agencies may revise the U.S. Basel III rules in the future, in response to the Basel Committee’s Basel III post-crisis regulatory reforms. For information about risks related to changes in regulatory capital requirements, see “Risk Factors—Strategic Risks.” below.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
Tangible common equity (TCE) represents common stockholders’ equity less goodwill and identifiable intangible assets (other than mortgage servicing rights (MSRs)). RoTCE represents net income available to common shareholders as a percentage of average TCE. Tangible book value (TBV) per share represents TCE divided by common shares outstanding. These measures are non-GAAP financial measures. Other companies may calculate these measures in a different manner. Citi believes TCE, TBV and RoTCE provide alternate measures of capital strength and performance for investors, industry analysts and others.

	At December 31,
In millions of dollars or shares, except per share amounts	2021	2020	2019	2018	2017
Total Citigroup stockholders’ equity	$201,972	$199,442	$193,242	$196,220	$200,740
Less: Preferred stock	18,995	19,480	17,980	18,460	19,253
Common stockholders’ equity	$182,977	$179,962	$175,262	$177,760	$181,487
Less:
Goodwill	21,299	22,162	22,126	22,046	22,256
Identifiable intangible assets (other than MSRs)	4,091	4,411	4,327	4,636	4,588
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	510	—	—	—	32
Tangible common equity (TCE)	$157,077	$153,389	$148,809	$151,078	$154,611
Common shares outstanding (CSO)	1,984.4	2,082.1	2,114.1	2,368.5	2,569.9
Book value per share (common stockholders’ equity/CSO)	$92.21	$86.43	$82.90	$75.05	$70.62
Tangible book value per share (TCE/CSO)	79.16	73.67	70.39	63.79	60.16
	For the year ended December 31,
In millions of dollars	2021	2020	2019	2018	2017(1)
Net income available to common shareholders	$20,912	$9,952	$18,292	$16,871	$14,583
Average common stockholders’ equity	182,421	175,508	177,363	179,497	207,747
Average TCE	156,253	149,892	150,994	153,343	180,458
Return on average common stockholders’ equity	11.5%	5.7%	10.3%	9.4%	7.0%
Return on average TCE (RoTCE)	13.4	6.6	12.1	11.0	8.1

(1)Year ended December 31, 2017 excludes the one-time impact of Tax Reform. For a reconciliation of these amounts, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below.

RISK FACTORS

The following discussion sets forth what management currently believes could be the material risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition. Other risks and uncertainties, including those not currently known to Citi or its management, could also negatively impact Citi’s businesses, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties that Citi may face. For additional information about risks and uncertainties that could impact Citi, see “Executive Summary” and each respective business’ results of operations above and “Managing Global Risk” below. The following risk factors are categorized to improve the readability and usefulness of the risk factor disclosure, and, while the headings and risk factors generally align with Citi’s risk categorization, in certain instances the risk factors may not directly correspond with how Citi categorizes or manages its risks.

MARKET-RELATED RISKS
Macroeconomic, Geopolitical and Other Challenges and Uncertainties Globally Could Have a Negative Impact on Citi’s Businesses and Results of Operations.
In addition to the significant macroeconomic challenges posed by the pandemic (see the pandemic-related risk factor below), Citi has experienced, and could experience in the future, negative impacts to its businesses and results of operations as a result of other macroeconomic, geopolitical and other challenges, uncertainties and volatility.
For example, the recent action of Russian military forces and support personnel in Ukraine has escalated tensions between Russia and the U.S., NATO, the EU and the U.K. The U.S. has imposed, and is likely to impose material additional, financial and economic sanctions and export controls against certain Russian organizations and/or individuals, with similar actions either implemented or planned by the EU and the U.K. and other jurisdictions. During the week of February 21, 2022, the U.S., the U.K., and the EU each imposed packages of financial and economic sanctions that, in various ways, constrain transactions with numerous Russian entities and individuals; transactions in Russian sovereign debt; and investment, trade, and financing to, from, or in certain regions of Ukraine. Citi’s ability to engage in activity with certain consumer and institutional businesses in Russia and Ukraine or involving certain Russian or Ukrainian businesses and customers is dependent in part upon whether such engagement is restricted under any current or expected U.S., EU and other countries or U.K. sanctions and laws. Sanctions and export controls, as well as any actions by Russia, could adversely affect Citi’s business activities and customers in and from Russia and Ukraine. Moreover, actions by Russia, and any further measures taken by the U.S. or its allies, could have negative impacts on regional and global financial markets and economic conditions. For additional information about these and other related risks, see the operational processes and systems, cybersecurity and emerging markets risk factors below. For additional information about Citi’s exposures in
Russia, see “Managing Global Risk—Other Risks—Country Risk—Russia” below.
Additionally, governmental fiscal and monetary actions, or expected actions, such as changes in interest rate policies and any program implemented by a central bank to change the size of its balance sheet, could significantly impact interest rates, economic growth rates, the volatility of global financial markets, foreign exchange rates and global capital flows. Further, it remains uncertain to what extent central banks may keep interest rates low or whether central banks might raise interest rates or reduce the size of their balance sheets, particularly as inflationary pressures continue and the U.S. and global economies continue to improve. While earlier in the pandemic the Federal Reserve Board (FRB) and other central banks took actions to support the global economy, including by further reducing their benchmark interest rates, mismatches between supply and demand of goods and services contributed to a rise in inflation in 2021, prompting the FRB to announce the approaching end of the period of extraordinarily low interest rates.
Interest rates on loans Citi makes are typically based off or set at a spread over a benchmark interest rate, and would likely decline or rise as benchmark rates decline or rise, respectively. While the interest rates at which Citi pays depositors are already low and unlikely to decline much further, declining or continued low interest rates for loans could further compress Citi’s net interest income. Citi’s net interest income could also be adversely affected due to a flattening of the interest rate yield curve (e.g., a lower spread between shorter-term versus longer-term interest rates), as Citi, similar to other banks, typically pays interest on deposits based on shorter-term interest rates and earns money on loans based on longer-term interest rates.
In contrast, an abrupt and sustained increase in interest rates could interfere with the global macroeconomic recovery, whether due to continued or increased inflationary pressures or otherwise. And while Citi estimates its overall net interest income would generally increase due to higher interest rates, higher rates could adversely affect Citi’s funding costs, levels of deposits in its consumer and institutional businesses and certain business or product revenues. For additional information on Citi’s interest rate risk, see “Managing Global Risk—Market Risk—Net Interest Income at Risk” below.
Additional areas of uncertainty include, among others, an elevated level of inflation resulting in adverse spill-over effects; the ability of Congress to raise the federal debt ceiling; slowing of the Chinese economy, including negative economic impacts associated with such slowdown or any policy actions; significant disruptions and volatility in financial markets; other geopolitical tensions and conflicts; protracted or widespread trade tensions; financial market, other economic and political disruption driven by anti-establishment movements; natural disasters; other pandemics; and election outcomes. For example, Citi’s market-making businesses can suffer losses resulting from the widening of credit spreads due to unanticipated changes in financial markets. In addition, adverse developments or downturns in one or more of the world’s larger economies would likely have a significant impact on the global economy or the economies of other countries because of global financial and economic linkages.

These and additional global macroeconomic, geopolitical and other challenges, uncertainties and volatilities have negatively impacted, and could continue to negatively impact, Citi’s businesses, results of operations and financial condition, including its credit costs, revenues across ICG and GCB and AOCI (which would in turn negatively impact Citi’s book and tangible book value).

STRATEGIC RISKS
Rapidly Evolving Challenges and Uncertainties Related to the COVID-19 Pandemic in the U.S. and Globally Will Likely Continue to Have Negative Impacts on Citi’s Businesses and Results of Operations and Financial Condition.
The COVID-19 pandemic has affected all of the countries and jurisdictions in which Citi operates, including severely impacting global health, financial markets, consumer and business spending and economic conditions. The extent of the future pandemic impacts remain uncertain and will likely evolve by region, country or state, largely depending on the duration and severity of the public health consequences, including the duration and further spread of the coronavirus as well as any variants becoming more prevalent and impactful; further production, distribution, acceptance and effectiveness of vaccines; availability and efficiency of testing; the public response; and government actions. The future impacts to global economic conditions may include, among others:

•further disruption of global supply chains;
•higher inflation;
•higher interest rates;
•significant disruption and volatility in financial markets;
•additional closures, reduced activity and failures of many businesses, leading to loss of revenues and net losses;
•further institution of social distancing and restrictions on businesses and the movement of the public in and among the U.S. and other countries; and
•reduced U.S. and global economic output.

The pandemic has had, and may continue to have, negative impacts on Citi’s businesses and overall results of operations and financial condition, which could be material. The extent of the impact on Citi’s operations and financial performance, including its ability to execute its business strategies and initiatives, will continue to depend significantly on future developments in the U.S. and globally. Such developments are uncertain and cannot be predicted, including the course of the coronavirus, as well as any weakness or slowing in the economic recovery or a further economic downturn, whether due to further supply chain disruptions, inflation trends, higher interest rates or otherwise.
The pandemic may not be sufficiently contained for an extended period of time. A prolonged health crisis could reduce economic activity in the U.S. and other countries, resulting in additional declines or weakness in employment trends and business and consumer confidence. These factors could negatively impact global economic activity and markets; cause a continued decline in the demand for Citi’s products and services and in its revenues; further increase Citi’s credit and other costs; and may result in impairment of long-lived assets or goodwill. These factors could also cause an increase in Citi’s balance sheet, risk-weighted assets and ACL, resulting in a decline in regulatory capital ratios or liquidity measures, as well as regulatory demands for higher capital levels and/or limitations or reductions in capital distributions (such as common share repurchases and dividends). Moreover, any disruption or failure of Citi’s performance of, or its ability to perform, key business functions, as a result of the continued spread of COVID-19 or otherwise, could adversely affect Citi’s operations.
The impact of the pandemic on Citi’s consumer and corporate borrowers will vary by sector or industry, with some borrowers experiencing greater stress levels, particularly as credit and customer assistance support further winds down, which could lead to increased pressure on their results of operations and financial condition, increased borrowings or credit ratings downgrades, thus likely leading to higher credit costs for Citi. These borrowers include, among others, businesses that are more directly impacted by the institution of social distancing, the movement of the public and store closures. In addition, stress levels ultimately experienced by Citi’s borrowers may be different from and more intense than assumptions made in prior estimates or models used by Citi, resulting in an increase in Citi’s ACL or net credit losses, particularly as the benefits of fiscal stimulus and government support programs diminish.
Ongoing legislative and regulatory changes in the U.S. and globally to address the economic impact from the pandemic could further affect Citi’s businesses, operations and financial performance. Citi could also face challenges, including legal and reputational, and scrutiny in its efforts to provide relief measures. Such efforts have resulted in, and may continue to result in, litigation, including class actions, and regulatory and government actions and proceedings. Such actions may result in judgments, settlements, penalties and fines adverse to Citi. In addition, the different types of government actions could vary in scale and duration across jurisdictions and regions with varying degrees of effectiveness.
Citi has taken measures to maintain the health and safety of its colleagues; however, these measures could result in additional expenses, and illness of employees could negatively affect staffing for a period of time. In addition, Citi’s ability to recruit, hire and onboard colleagues in key areas could be negatively impacted by pandemic restrictions as well as Citi’s COVID-19 vaccination requirement (see the qualified colleagues risk factor below).
Further, it is unclear how the macroeconomic or business environment or societal norms may be impacted after the pandemic. The post-pandemic environment may undergo unexpected developments or changes in financial markets, fiscal, monetary, tax and regulatory environments and consumer customer and corporate client behavior. These developments and changes could have an adverse impact on Citi’s results of operations and financial condition. Ongoing business and regulatory uncertainties and changes may make Citi’s longer-term business, balance sheet and strategic and budget planning more difficult or costly. Citi and its management and businesses may also experience increased or different competitive and other challenges in this environment.

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
Citi’s ability to return capital to its common shareholders consistent with its capital planning efforts and targets, whether through its common stock dividend or through a share repurchase program, substantially depends, among other things, on regulatory capital requirements, including the Stress Capital Buffer (SCB), which is based upon the results of the CCAR process required by the FRB as well as the supervisory stress tests required under the Dodd- Frank Act (as described in more detail below).
Citi’s ability to return capital also depends on its results of operations and financial condition, the capital impact related to divestitures, forecasts of macroeconomic conditions, its implementation and maintenance of an effective capital planning process and management framework, and effectiveness in planning, managing and calculating its level of risk-weighted assets under both the Advanced Approaches and the Standardized Approach, Supplementary Leverage Ratio (SLR) and global systemically important bank holding company (GSIB) surcharge, which has been made more challenging due to elevated levels of liquidity in the financial system related to the pandemic (see the macroeconomic challenges and uncertainties risk factor above).
Changes in regulatory capital rules, requirements or interpretations could have a material impact on Citi’s regulatory capital, both as a result of changes in Citi’s reported regulatory capital and integration into the CCAR process and regulatory stress tests. For example, Citi was required to adopt the Standardized Approach for Counterparty Credit Risk (SA-CCR) as of January 1, 2022, which resulted in an approximate $51 billion increase in Citi’s risk-weighted assets under the Standardized Approach. Citi voluntarily suspended common share repurchases during the fourth quarter of 2021, in anticipation of the adverse impact resulting from the adoption of SA-CCR. Citi will be required to adopt SA-CCR for purposes of the supervisory stress test during the 2023 cycle and SA-CCR may be considered by management during the 2022 cycle for purposes of management’s own capital adequacy assessment. In addition, the U.S. banking agencies may potentially consider a number of changes to the U.S. regulatory capital framework in the future, including, but not limited to, revisions to the U.S. Basel III rules, recalibration of the GSIB surcharge and SLR, and enactment of the discretionary Countercyclical Capital Buffer. All of these potential changes could negatively impact Citi’s regulatory capital position or increase Citi’s regulatory capital requirements.
All CCAR firms, including Citi, will continue to be subject to a rigorous regulatory evaluation of capital planning practices, including, but not limited to, governance, risk management and internal controls. Citi’s ability to return capital may be adversely impacted if such an evaluation of Citi resulted in negative findings. In addition, Citi’s ability to accurately predict, interpret or explain to stakeholders the results of the CCAR process, and thus to address any market or investor perceptions, may be limited as the FRB’s assessment of Citi’s capital adequacy is conducted using the FRB’s proprietary stress test models. For additional information on limitations on Citi’s ability to return capital to common shareholders, as well as the CCAR process, supervisory stress test requirements and GSIB surcharge, see “Capital Resources—Overview” and “Capital Resources—Stress Testing Component of Capital Planning” above and the risk management risk factor below.
The FRB has stated that it expects leading capital adequacy practices to continue to evolve and to likely be determined by the FRB each year as a result of its cross-firm review of capital plan submissions. Similarly, the FRB has indicated that, as part of its stated goal to continually evolve its annual stress testing requirements, several parameters of the annual stress testing process may continue to be altered, including the severity of the stress test scenario, the FRB modeling of Citi’s balance sheet, pre-provision net revenue (PPNR) and stress losses, and the addition of components deemed important by the FRB.
Beginning January 1, 2022, Citi was required to phase into regulatory capital at 25% per year the changes in retained earnings, deferred tax assets and ACL determined upon the January 1, 2020 CECL adoption date, as well as subsequent changes in the ACL between January 1, 2020 and December 31, 2021. The FRB has stated that it plans to maintain its current framework for calculating allowances on loans in the supervisory stress test through the 2023 supervisory stress test cycle, while continuing to evaluate appropriate future enhancements to this framework. The impacts on Citi’s capital adequacy of the FRB’s incorporation of CECL in its supervisory stress tests on an ongoing basis, and of other potential regulatory changes in the FRB’s stress testing methodologies, remain unclear. For additional information regarding the CECL methodology, including the transition provisions related to the adverse regulatory capital effects resulting from adoption of the CECL methodology, see “Capital Resources—Current Regulatory Capital Standards—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above and Note 1 to the Consolidated Financial Statements.
In addition, the FRB has integrated the annual stress testing requirements with ongoing regulatory capital requirements. For Citigroup, the SCB equals the maximum decline in Citi’s Common Equity Tier 1 Capital ratio under the supervisory severely adverse scenario over a nine-quarter CCAR measurement period, plus four quarters of planned common stock dividends, subject to a minimum requirement of 2.5%. Effective October 1, 2021, Citi’s SCB was 3.0%. The SCB is calculated by the FRB using its proprietary data and modeling of each firm’s results. Accordingly, Citi’s SCB may change annually, or possibly more frequently, based on the supervisory stress test results, thus potentially resulting in volatility in the calculation of the SCB. Similar to the other regulatory capital buffers, a breach of the SCB would result in graduated limitations on capital distributions. For additional information on the SCB, including its calculation, see “Capital Resources—Regulatory Capital Buffers” above.
Although various uncertainties exist regarding the extent of, and the ultimate impact to Citi from, these changes to the FRB’s regulatory capital, stress testing and CCAR regimes, these changes could increase the level of capital Citi is required or elects to hold, including as part of Citi’s management buffer, thus potentially impacting the extent to which Citi is able to return capital to shareholders.

Citi, Its Management and Its Businesses Must Continually Review, Analyze and Successfully Adapt to Ongoing Regulatory and Legislative Uncertainties and Changes in the U.S. and Globally.
Despite the adoption of final regulations and laws in numerous areas impacting Citi and its businesses over the past several years, Citi, its management and its businesses continually face ongoing regulatory and legislative uncertainties and changes, both in the U.S. and globally. While the areas of ongoing regulatory and legislative uncertainties and changes facing Citi are too numerous to list completely, various examples include, but are not limited to (i) potential fiscal, monetary, regulatory, tax and other changes arising from the U.S. federal government and other governments, including as a result of the differing priorities of the current U.S. presidential administration, changes in regulatory leadership or focus and actions of Congress or in response to the pandemic; (ii) potential changes to various aspects of the regulatory capital framework and requirements applicable to Citi (see the capital return risk factor and “Capital Resources—Regulatory Capital Standards Developments” above); and (iii) future legislative and regulatory requirements in the U.S. and globally related to climate change, including any new disclosure requirements (see the climate change risk factor below). When referring to “regulatory,” Citi is including both formal regulation and the views and expectations of its regulators in their supervisory roles.
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
Moreover, ongoing regulatory and legislative uncertainties and changes make Citi’s and its management’s long-term business, balance sheet and strategic budget planning difficult, subject to change and potentially more costly. U.S. and other regulators globally have implemented and continue to discuss various changes to certain regulatory requirements, which would require ongoing assessment by management as to the impact to Citi, its businesses and business planning. For example, while the Basel III post-crisis regulatory reforms and revised market risk framework have been finalized at the international level, there remain significant uncertainties with respect to the integration of these revisions into the U.S. regulatory capital framework. Business planning is required to be based on possible or proposed rules or outcomes, which can change dramatically upon finalization, or upon implementation or interpretive guidance from numerous regulatory bodies worldwide, and such guidance can change.
Regulatory and legislative changes have also significantly increased Citi’s compliance risks and costs (see the implementation and interpretation of regulatory changes risk factor below) and can adversely affect Citi’s businesses, results of operations and financial condition.

Citi’s Continued Investment and Other Initiatives as Part of Its Transformation and Strategic Refresh May Not Be as Successful as It Projects or Expects.
As part of its transformation initiatives, Citi continues to make significant investments to improve its infrastructure, risk management and controls and further enhance safety and soundness (for additional information, see the legal and regulatory proceedings risk factor below). Citi also continues to execute on its strategic refresh that includes, among other things, its exit of certain consumer banking businesses (see below) and its investments to deepen client relationships and enhance client offerings and capabilities in order to simplify the Company and enhance its allocation of resources.
For example, Citi continues to invest in its technology and digital capabilities across the franchise, including digital platforms and mobile and cloud-based solutions. In addition, Citi has been making other investments across the Company, such as in Citi’s wealth management business, commercial banking business, treasury and trade solutions, securities services and other businesses, including implementing new capabilities and partnerships. Citi has also been pursuing productivity improvements through various technology and digital initiatives, organizational simplification and location strategies. Failure to properly invest in and upgrade Citi’s technology and processes could result in an inability to be sufficiently competitive, serve clients effectively and avoid operational errors (for additional information, see the operational processes and systems risk factor below). There is no guarantee that these or other initiatives Citi may pursue will be as productive or effective as Citi expects, or at all.
Furthermore, Citi’s strategic refresh necessitates further changes in and exits of certain businesses, which involve significant execution complexity, and could result in additional losses, charges or other negative financial impacts. For example, Citi may not be able to achieve its objectives related to its exits of 13 consumer markets in Asia and EMEA or exit of the consumer, small business and middle-market banking operations in Mexico. These exits may not be as productive, effective or timely as Citi expects and may result in additional foreign currency translation adjustments (CTA) or other losses, charges or other negative financial or strategic impacts, which could be material. For additional information on CTA losses, see the incorrect assumptions or estimates risk factor below.
Citi’s investment and other initiatives may continue to evolve as its business strategies, the market environment and regulatory expectations change, which could make the initiatives more costly and more challenging to implement, and limit their effectiveness. Moreover, Citi’s ability to achieve expected returns on its investments and costs savings depends, in part, on factors that it cannot control, including, among others, interest rates; inflation; impacts related to the pandemic; customer, client and competitor actions; and ongoing regulatory changes.

Citi’s Ability to Utilize Its DTAs, and Thus Reduce the Negative Impact of the DTAs on Citi’s Regulatory Capital, Will Be Driven by Its Ability to Generate U.S. Taxable Income.
At December 31, 2021, Citi’s net DTAs were $24.8 billion, net of a valuation allowance of $4.2 billion, of which $9.5 billion was deducted from Citi’s Common Equity Tier 1 Capital under the U.S. Basel III rules, primarily relating to net operating losses, foreign tax credit and general business credit carry-forwards (for additional information, see “Capital Resources—Components of Citigroup Capital” above).
Of the net DTAs at December 31, 2021, $2.8 billion related to foreign tax credit (FTC) carry-forwards, net of a valuation allowance. The carry-forward utilization period for FTCs is 10 years and represents the most time-sensitive component of Citi’s DTAs. The FTC carry-forwards at December 31, 2021 expire over the period of 2022–2029. Citi must utilize any FTCs generated in the then-current-year tax return prior to utilizing any carry-forward FTCs.
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
Citi has not been and does not expect to be subject to the Base Erosion Anti-Abuse Tax (BEAT), which, if applicable to Citi in any given year, would have a significantly adverse effect on both Citi’s net income and regulatory capital.
For additional information on Citi’s DTAs, including FTCs, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below and Notes 1 and 9 to the Consolidated Financial Statements.

Citi’s Interpretation or Application of the Complex Tax Laws to Which It Is Subject Could Differ from Those of the Relevant Governmental Authorities, Which Could Result in Litigation or Examinations and the Payment of Additional Taxes, Penalties or Interest.
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

A Deterioration in or Failure to Maintain Citi’s Co-Branding or Private Label Credit Card Relationships, Including as a Result of Early Termination, Bankruptcy or Liquidation, Could Have a Negative Impact on Citi’s Results of Operations or Financial Condition.
Citi has co-branding and private label relationships through its branded cards and retail services credit card businesses with various retailers and merchants globally, whereby in the ordinary course of business Citi issues credit cards to customers of the retailers or merchants. The five largest relationships across both businesses in North America GCB constituted an aggregate of approximately 9% of Citi’s revenues in 2021 (for additional information, see “Global Consumer Banking—North America GCB” above). Citi’s co-branding and private label agreements provide for shared economics between the parties and generally have a fixed term.
Over the last several years, a number of U.S. retailers have continued to experience declining sales due to the pandemic or otherwise, which has resulted in significant numbers of store closures and, in a number of cases, bankruptcies, as retailers attempt to cut costs and reorganize. In addition, as has been widely reported, competition among card issuers, including Citi, for these relationships is significant, and it has become increasingly difficult in recent years to maintain such relationships on the same terms or at all.
Citi’s co-branding and private label relationships could be negatively impacted by, among other things, the general economic environment; changes in consumer sentiment, spending patterns and credit card usage behaviors; a decline in sales and revenues, partner store closures, government imposed restrictions, reduced air and business travel, or other operational difficulties of the retailer or merchant; early termination due to a contractual breach or exercise of other early termination right; or other factors, including bankruptcies, liquidations, restructurings, consolidations or other similar events, whether due to the ongoing impact of the pandemic or otherwise (see the pandemic-related risk factor above).
While various mitigating factors could be available to Citi if any of the above events were to occur—such as by replacing the retailer or merchant or offering other card products—these events, particularly early termination and bankruptcies or liquidations, could negatively impact the results of operations or financial condition of branded cards, retail services or Citi as a whole, including as a result of loss of revenues, increased expenses, higher cost of credit, impairment of purchased credit card relationships and contract-related intangibles or other losses (for information on Citi’s credit card related intangibles generally, see Note 16 to the Consolidated Financial Statements).

Citi’s Inability in Its Resolution Plan Submissions to Address Any Shortcomings or Deficiencies Identified or Guidance Provided by the FRB and FDIC Could Subject Citi to More Stringent Capital, Leverage or Liquidity Requirements, or Restrictions on Its Growth, Activities or Operations, and Could Eventually Require Citi to Divest Assets or Operations.
Title I of the Dodd-Frank Act requires Citi to prepare and submit a plan to the FRB and the FDIC for the orderly resolution of Citigroup (the bank holding company) and its significant legal entities under the U.S. Bankruptcy Code in the event of future material financial distress or failure. The eight U.S. GSIBs, including Citi, filed their most recent resolution plans with the FRB and FDIC on July 1, 2021. For additional information on Citi’s resolution plan submissions, see “Managing Global Risk—Liquidity Risk” below.
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
Recent employment conditions have made the competition to hire and retain qualified employees significantly more challenging. Citi’s performance and the performance of its individual businesses largely depend on the talents and efforts of its diverse and highly qualified colleagues. Specifically, Citi’s continued ability to compete in each of its lines of business, to manage its businesses effectively and to execute its global strategy depends on its ability to attract new colleagues and to retain and motivate its existing colleagues. If Citi is unable to continue to attract, retain and motivate the most highly qualified colleagues, Citi’s performance, including its competitive position, the execution of its strategy and its results of operations could be negatively impacted.
Citi’s ability to attract, retain and motivate colleagues depends on numerous factors, some of which are outside of its control. For example, the competition for talent recently has been particularly intense because of economic conditions associated with the pandemic. Also, the banking industry generally is subject to more comprehensive regulation of employee compensation than other industries, including deferral and clawback requirements for incentive compensation, which can make it unusually challenging for Citi to compete in labor markets against businesses that are not subject to such regulation. Citi often competes for talent with such businesses, including, among others, technology companies. Further, Citi’s vaccination requirement for its U.S.-based employees could make it more difficult to compete for or retain colleagues. Other factors that could impact its ability to attract, retain and motivate colleagues include, among other things, Citi’s presence in a particular market or region, the professional opportunities it offers and its reputation. For information on Citi’s colleagues and workforce management, see “Human Capital Resources and Management” below.

Financial Services Companies and Others as well as Emerging Technologies Pose Increasingly Competitive Challenges to Citi.
Citi operates in an increasingly evolving and competitive business environment, which includes both financial and non-financial services firms, such as traditional banks, online banks, financial technology companies and others. These companies compete on the basis of, among other factors, size, reach, quality and type of products and services offered, price, technology and reputation. Certain competitors may be subject to different and, in some cases, less stringent legal and regulatory requirements, placing Citi at a competitive disadvantage.
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
Moreover, emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. For example, there is increasing interest from clients and investors in digital assets such as cryptocurrencies. Financial services firms and other market participants have begun to offer services related to those assets such as custody and trading. However, Citi may not be able to provide the same or similar services for legal or regulatory reasons and such services increase compliance risk. In addition, changes in the payments space (e.g., instant and 24x7 payments) are accelerating, and, as a result, certain of Citi’s products and services could become less competitive.
In addition, as discussed above, it is unclear how the macroeconomic business environment or societal norms may be impacted as a result of the pandemic. Citi may experience increased or different competitive and other challenges in a post-pandemic environment. Increased competition and emerging technologies have required and could require Citi to change or adapt its products and services to attract and retain customers or clients or to compete more effectively with competitors, including new market entrants. Simultaneously, as Citi develops new products and services leveraging emerging technologies, new risks may emerge that, if not designed and governed adequately, may result in control gaps and in Citi operating outside of its risk appetite. For example, instant and 24x7 payments products could be accompanied by challenges to forecasting and managing liquidity, as well as increased operational and compliance risks.
To the extent that Citi is not able to compete effectively with financial technology companies and other firms, Citi could be placed at a competitive disadvantage, which could result in loss of customers and market share, and its businesses, results of operations and financial condition could suffer. For additional information on Citi’s competitors, see the co-brand and private label cards and qualified colleagues risk factors above and “Supervision, Regulation and Other—Competition” below.

OPERATIONAL RISKS
A Failure or Disruption of Citi’s Operational Processes or Systems Could Negatively Impact Citi’s Reputation, Customers, Clients, Businesses or Results of Operations and Financial Condition.
Citi’s global operations rely heavily on its technology, including the accurate, timely and secure processing, management, storage and transmission of confidential transactions, data and other information as well as the monitoring of a substantial amount of data and complex transactions in real time. For example, Citi obtains and stores an extensive amount of personal and client-specific information for its consumer and institutional customers and clients, and must accurately record and reflect their extensive account transactions. Citi’s operations must also comply with complex and evolving laws and regulations in the countries in which it operates.
With the evolving proliferation of new technologies and the increasing use of the internet, mobile devices and cloud technologies to conduct financial transactions, large global financial institutions such as Citi have been, and will continue to be, subject to an ever-increasing risk of operational loss, failure or disruption, including as a result of cyber or information security incidents. These risks have been exacerbated during the pandemic, when a substantial portion of Citi’s colleagues have worked remotely and customers and clients have increased their use of online banking and other platforms (for additional information, see the pandemic-related risk factor above and the cybersecurity risk factor below).
Although Citi has continued to upgrade its technology, including systems to automate processes and enhance efficiencies, operational incidents are unpredictable and can arise from numerous sources, not all of which are fully within Citi’s control. These include, among others, human error, such as manual transaction processing errors; fraud or malice on the part of employees or third parties; accidental system or technological failure; electrical or telecommunication outages; failures of or cyber incidents involving computer servers or infrastructure; or other similar losses or damage to Citi’s property or assets (see also the climate change risk factor below). For example, Citi has experienced and could experience further losses associated with manual transaction processing errors (for additional information, see “Revlon-Related Wire Transfer Litigation” in Note 27 to the Consolidated Financial Statements).
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
Citi’s computer systems, software and networks are subject to ongoing cyber incidents such as unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other similar events. These threats can arise from external parties, including cyber criminals, cyber terrorists, hacktivists and nation-state actors, as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities.
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
While Citi maintains insurance coverage that may, subject to policy terms and conditions including significant self- insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and may not take into account reputational harm, the cost of which could be immeasurable.
For additional information about Citi’s management of cybersecurity risk, see “Managing Global Risk—Operational Risk—Cybersecurity Risk” below.

Changes to or the Application of Incorrect Assumptions, Judgments or Estimates in Citi’s Financial Statements Could Cause Significant Unexpected Losses or Impacts in the Future.
U.S. GAAP requires Citi to use certain assumptions, judgments and estimates in preparing its financial statements, including, among other items, the estimate of the ACL; reserves related to litigation, regulatory and tax matters exposures; valuation of DTAs; the fair values of certain assets and liabilities; and the assessment of goodwill or other assets for impairment. If Citi’s assumptions, judgments or estimates underlying its financial statements are incorrect or differ from actual or subsequent events, Citi could experience unexpected losses or other adverse impacts, some of which could be significant.
For example, the CECL methodology requires that Citi provide reserves for a current estimate of lifetime expected credit losses for its loan portfolios and other financial assets, as applicable, at the time those assets are originated or acquired. This estimate is adjusted each period for changes in expected lifetime credit losses. Citi’s ACL estimate depends upon its CECL models and assumptions, forecasted macroeconomic conditions, including, among other things, U.S. unemployment rate and U.S. Real GDP, and the credit indicators, composition and other characteristics of Citi’s loan and other applicable financial assets. These model assumptions and forecasted macroeconomic conditions will change over time, whether due to the pandemic or otherwise, resulting in greater variability in Citi’s ACL compared to its provision for loan losses under the previous GAAP methodology, and, thus, impact its results of operations and financial condition, as well as regulatory capital due to the CECL phase-in beginning January 1, 2022.
Moreover, Citi has incurred losses related to its foreign operations that are reported in the CTA components of Accumulated other comprehensive income (loss) (AOCI). In accordance with U.S. GAAP, a sale, substantial liquidation or any other deconsolidation event of any foreign operations, such as those related to Citi’s legacy or exit businesses, would result in reclassification of any foreign CTA component of AOCI related to that foreign operation, including related hedges and taxes, into Citi’s earnings. For example, Citi incurred a pretax loss of approximately $680 million ($580 million after-tax) in the third quarter of 2021 related to the sale of Citi’s Australia consumer banking business in Asia GCB, primarily reflecting the impact of a CTA loss. For additional information on Citi’s accounting policy for foreign currency translation and its foreign CTA components of AOCI, see Notes 1 and 19 to the Consolidated Financial Statements. For additional information on the key areas for which assumptions and estimates are used in preparing Citi’s financial statements, including those related to Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 27 to the Consolidated Financial Statements.

Changes to Financial Accounting and Reporting Standards or Interpretations Could Have a Material Impact on How Citi Records and Reports Its Financial Condition and Results of Operations.
Periodically, the Financial Accounting Standards Board (FASB) issues financial accounting and reporting standards that govern key aspects of Citi’s financial statements or interpretations thereof when those standards become effective, including those areas where Citi is required to make assumptions or estimates. Changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB or other regulators, could present operational challenges and could also require Citi to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. For additional information on Citi’s accounting policies and changes in accounting, including the expected impacts on Citi’s results of operations and financial condition, see Note 1 to the Consolidated Financial Statements.

If Citi’s Risk Management Processes, Strategies or Models Are Deficient or Ineffective, Citi May Incur Significant Losses and Its Regulatory Capital and Capital Ratios Could Be Negatively Impacted.
Citi utilizes a broad and diversified set of risk management and mitigation processes and strategies, including use of models in enacting processes and strategies as well as in analyzing and monitoring the various risks Citi assumes in conducting its activities. For example, Citi uses models as part of its comprehensive stress testing initiatives across the Company. Citi also relies on data to aggregate, assess and manage various risk exposures. Management of these risks is made even more challenging within a global financial institution such as Citi, particularly given the complex, diverse and rapidly changing financial markets and conditions in which Citi operates as well as that losses can occur unintentionally from untimely, inaccurate or incomplete processes.
In addition, in October 2020, Citigroup and Citibank entered into consent orders with the FRB and OCC that require Citigroup and Citibank to make improvements in various aspects of enterprise-wide risk management, compliance, data quality management and governance and internal controls (see “Citi’s Consent Order Compliance” above and the legal and regulatory proceedings risk factor below).
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

CREDIT RISKS
Credit Risk and Concentrations of Risk Can Increase the Potential for Citi to Incur Significant Losses.
Credit risk primarily arises from Citi’s lending and other businesses in both ICG and GCB. Citi has credit exposures to consumer, corporate and public sector borrowers and other counterparties in the U.S. and various countries and jurisdictions globally, including end-of-period consumer loans of $271 billion and end-of-period corporate loans of $397 billion at year-end 2021.
A default by a borrower or other counterparty, or a decline in the credit quality or value of any underlying collateral, exposes Citi to credit risk. Despite Citi’s target client strategy, various macroeconomic, geopolitical and other factors, among other things, can increase Citi’s credit risk and credit costs, particularly for certain sectors, industries or countries (for additional information, see the pandemic-related, co-branding and private label credit card and macroeconomic challenges and uncertainties risk factors above and the emerging markets risk factor below). For example, a weakening of economic conditions, including higher unemployment levels, can adversely affect borrowers’ ability to repay their obligations. In addition, weakening economic conditions may result in Citi being unable to liquidate its collateral, as well as disputes with counterparties regarding the valuation of collateral Citi holds and Citi being unable to realize the fair value of such collateral.
While Citi provides reserves for expected losses for its credit exposures, as applicable, such reserves are subject to judgments and estimates that could be incorrect or differ from actual future events. Under the CECL accounting standard, the ACL reflects expected losses, rather than incurred losses, which has resulted in and could lead to additional volatility in the allowance and the provision for credit losses as forecasts of economic conditions change. In addition, Citi’s future allowance may be affected by seasonality of its cards portfolio balances based on historical evidence showing that (i) credit card balances typically decrease during the first and second quarters, as borrowers use tax refunds to pay down balances; and (ii) balances increase during the third and fourth quarters each year as payments are no longer impacted by tax refunds and the holiday season approaches. However, these seasonal trends could be affected in 2022 due to the impacts of the pandemic, government stimulus and expiration of consumer and small business relief programs. For additional information, see the incorrect assumptions or estimates and changes to financial accounting and reporting standards risk factors above. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 15 to the Consolidated Financial Statements. For additional information on Citi’s credit and country risk, see each respective business’s results of operations above and “Managing Global Risk—Credit Risk” and “Managing Global Risk—Other Risks—Country Risk” below and Notes 14 and 15 to the Consolidated Financial Statements.
Concentrations of risk to clients or counterparties engaged in the same or related industries or doing business in a particular geography, especially credit and market risks, can also increase Citi’s risk of significant losses. As of year-end
2021, Citi’s most significant concentration of credit risk was with the U.S. government and its agencies, which primarily results from trading assets and investments issued by the U.S. government and its agencies (for additional information, including concentrations of credit risk to other public sector entities, see Note 23 to the Consolidated Financial Statements). In addition, Citi routinely executes a high volume of securities, trading, derivative and foreign exchange transactions with non-U.S. sovereigns and with counterparties in the financial services industry, including banks, insurance companies, investment banks, governments, central banks and other financial institutions. Moreover, Citi has indemnification obligations in connection with various transactions that expose it to concentrations of risk, including credit risk from hedging or reinsurance arrangements related to those obligations (for additional information about these exposures, see Note 26 to the Consolidated Financial Statements). A rapid deterioration of a large borrower or other counterparty or within a sector or country in which Citi has large exposures or indemnifications or unexpected market dislocations could cause Citi to incur significant losses.

LIQUIDITY RISKS
The Maintenance of Adequate Liquidity and Funding Depends on Numerous Factors, Including Those Outside of Citi’s Control, Such as Market Disruptions and Increases in Citi’s Credit Spreads.
As a large, global financial institution, adequate liquidity and sources of funding are essential to Citi’s businesses. Citi’s liquidity and sources of funding can be significantly and negatively impacted by factors it cannot control, such as general disruptions in the financial markets, governmental fiscal and monetary policies, regulatory changes or negative investor perceptions of Citi’s creditworthiness, unexpected increases in cash or collateral requirements and the inability to monetize available liquidity resources, whether due to the pandemic or otherwise. Citi competes with other banks and financial institutions for both institutional and consumer deposits, which represent Citi’s most stable and lowest cost source of long-term funding. The competition for deposits has continued to increase in recent years, including, among others, as a result of online banks and digital banking. Furthermore, although Citi has had robust deposit growth since the onset of the pandemic, it remains unclear how “sticky” (likely to remain at Citi) those deposits may be, particularly in a less monetarily accommodative environment.
Moreover, Citi’s costs to obtain and access secured funding and long-term unsecured funding are directly related to its credit spreads and changes in interest and currency exchange rates. Changes in credit spreads are driven by both external market factors and factors specific to Citi, such as negative views by investors of the financial services industry or Citi’s financial prospects, and can be highly volatile. For additional information on Citi’s primary sources of funding, see “Managing Global Risk—Liquidity Risk” below.
Citi’s ability to obtain funding may be impaired and its cost of funding could increase if other market participants are seeking to access the markets at the same time, or if market appetite declines, as is likely to occur in a liquidity stress event or other market crisis. A sudden drop in market liquidity could also cause a temporary or lengthier dislocation of underwriting and capital markets activity. In addition, clearing organizations, central banks, clients and financial institutions with which Citi interacts may exercise the right to require additional collateral based on their perceptions or the market conditions, which could further impair Citi’s access to and cost of funding.
In addition, as a holding company, Citi relies on interest, dividends, distributions and other payments from its subsidiaries to fund dividends as well as to satisfy its debt and other obligations. Several of Citi’s U.S. and non-U.S. subsidiaries are or may be subject to capital adequacy or other liquidity, regulatory or contractual restrictions on their ability to provide such payments, including any local regulatory stress test requirements. Citi’s broker-dealer and bank subsidiaries are subject to restrictions on their ability to lend or transact with affiliates, as well as restrictions on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. Limitations on the payments that Citi receives from its subsidiaries could also impact its liquidity. A bank holding company is required by law to act as a source of financial and managerial strength for its subsidiary banks. As a result, the FRB may require Citi to commit resources to its subsidiary banks even if doing so is not otherwise in the interests of Citi or its shareholders or creditors, reducing the amount of funds available to meet its obligations. In addition, in the event of a subsidiary’s liquidation or reorganization, Citi’s right to participate in a distribution of such subsidiary’s assets is subject to the prior claims of the subsidiary’s creditors.

The Credit Rating Agencies Continuously Review the Credit Ratings of Citi and Certain of Its Subsidiaries, and a Ratings Downgrade Could Have a Negative Impact on Citi’s Funding and Liquidity Due to Reduced Funding Capacity and Increased Funding Costs, Including Derivatives Triggers That Could Require Cash Obligations or Collateral Requirements.
The credit rating agencies, such as Fitch, Moody’s and S&P Global Ratings, continuously evaluate Citi and certain of its subsidiaries. Their ratings of Citi and its more significant subsidiaries’ long-term/ senior debt and short-term/commercial paper are based on a number of factors, including standalone financial strength, as well as factors that are not entirely within the control of Citi and its subsidiaries, such as the agencies’ proprietary rating methodologies and assumptions, and conditions affecting the financial services industry and markets generally.
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

COMPLIANCE RISKS
Ongoing Interpretation and Implementation of Regulatory and Legislative Requirements and Changes and Heightened Regulatory Scrutiny and Expectations in the U.S. and Globally Have Increased Citi’s Compliance, Regulatory and Other Risks and Costs.
Citi is continually required to interpret and implement extensive and frequently changing regulatory and legislative requirements in the U.S. and other jurisdictions in which it does business, resulting in substantial compliance, regulatory and other risks and costs. In addition, there are heightened regulatory scrutiny and expectations in the U.S. and globally for large financial institutions, as well as their employees and agents, with respect to governance, infrastructure, data and risk management practices and controls. These requirements and expectations also include, among other things, those related to customer and client protection, market practices, anti-money laundering and sanctions. A failure to comply with these requirements and expectations or resolve any identified deficiencies could result in increased regulatory oversight and restrictions, enforcement proceedings, penalties and fines (for additional information, see the legal and regulatory proceedings risk factor below).
Over the past several years, Citi has been required to implement a significant number of regulatory and legislative changes across all of its businesses and functions, and these changes continue. The changes themselves may be complex and subject to interpretation, and will require continued investments in Citi’s global operations and technology solutions. In some cases, Citi’s implementation of a regulatory or legislative requirement is occurring simultaneously with changing or conflicting regulatory guidance, legal challenges or legislative action to modify or repeal existing rules or enact new rules. Moreover, in some cases, there have been entirely new regulatory or legislative requirements or regimes, resulting in large volumes of regulation and potential uncertainty regarding regulatory expectations for compliance.
Examples of regulatory or legislative changes that have resulted in increased compliance risks and costs include (i) various laws relating to the limitation of cross-border data movement and/or collection and use of customer information, including data localization and protection and privacy laws, which also can conflict with or increase compliance complexity with respect to other laws, including anti-money laundering laws; (ii) the FRB’s “total loss absorbing capacity” (TLAC) requirements; and (iii) the U.S. banking agencies’ regulatory capital rules and requirements, which have continued to evolve (for additional information, see the capital return risk factor and “Capital Resources” above). In addition, the U.S. banking agencies have prioritized issues of social, economic and racial justice, and are in the process of considering ways in which these issues can be mitigated, including through rulemaking, supervision and other means.
Increased and ongoing compliance and regulatory requirements, uncertainties, scrutiny and expectations have resulted in higher compliance costs for Citi, in part due to an increase in risk, regulatory and compliance staff over the last several years. Extensive and changing compliance requirements can also result in increased reputational and legal risks for Citi, as failure to comply with regulations and requirements, or failure to comply with regulatory expectations, can result in enforcement and/or regulatory proceedings, penalties and fines.

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
The October 2020 FRB and OCC consent orders require Citigroup and Citibank to implement targeted action plans and quarterly progress reports detailing the results and status of improvements relating principally to various aspects of enterprise-wide risk management, compliance, data quality management and governance and internal controls. These improvements will result in continued significant investments by Citi during 2022 and beyond, as an essential part of Citi’s broader transformation efforts to enhance its infrastructure, governance, processes and risk and controls.
Although there are no restrictions on Citi’s ability to serve its clients, the OCC consent order requires Citibank to obtain prior approval of any significant new acquisition, including any portfolio or business acquisition, excluding ordinary course transactions. Moreover, the OCC consent order provides that the OCC has the right to assess future civil money penalties or take other supervisory and/or enforcement actions, including where the OCC determines Citibank has not made sufficient and sustainable progress to address the required improvements. Such actions by the OCC could include imposing business restrictions, including possible limitations on the declaration or payment of dividends and changes in directors and/or senior executive officers. More generally, the OCC and/or the FRB could take additional enforcement or other actions if the regulatory agency believes that Citi has not met regulatory expectations regarding compliance with the consent orders. For additional information regarding the consent orders, see “Citi’s Consent Order Compliance” above.
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
In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in Citi’s culture, such focus could also lead to additional regulatory proceedings. Furthermore, the severity of the remedies sought in legal and regulatory proceedings to which Citi is subject has remained elevated. U.S. and certain non-U.S. governmental entities have increasingly brought criminal actions against, or have sought criminal convictions from, financial institutions and individual employees, and criminal prosecutors in the U.S. have increasingly sought and obtained criminal guilty pleas or deferred prosecution agreements against corporate entities and individuals and other criminal sanctions for those institutions and individuals. These types of actions by U.S. and international governmental entities may, in the future, have significant collateral consequences for a financial institution, including loss of customers and business, and the inability to offer certain products or services and/or operate certain businesses. Citi may be required to accept or be subject to similar types of criminal remedies, consent orders, sanctions, substantial fines and penalties, remediation and other financial costs or other requirements in the future, including for matters or practices not yet known to Citi, any of which could materially and negatively affect Citi’s businesses, business practices, financial condition or results of operations, require material changes in Citi’s operations or cause Citi reputational harm.
Further, many large claims—both private civil and regulatory—asserted against Citi are highly complex, slow to develop and may involve novel or untested legal theories. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings. Although Citi establishes accruals for its legal and regulatory matters according to accounting requirements, Citi’s estimates of, and changes to, these accruals involve significant judgment and may be subject to significant uncertainty, and the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued (see the incorrect assumptions or estimates risk factor above). In addition, certain settlements are subject to court approval and may not be approved.

OTHER RISKS
Citi’s Presence in the Emerging Markets Subjects It to Various Risks as well as Increased Compliance and Regulatory Risks and Costs.
During 2021, emerging markets revenues accounted for approximately 35% of Citi’s total revenues (Citi generally defines emerging markets as countries in Latin America, Asia (other than Japan, Australia and New Zealand), and central and Eastern Europe, the Middle East and Africa in EMEA).
Although Citi continues to pursue its target client strategy, Citi’s presence in the emerging markets subjects it to various risks, such as limitations or unavailability of hedges on foreign investments; foreign currency volatility, including devaluations, sovereign volatility, election outcomes, regulatory changes and political events; foreign exchange controls, including inability to access indirect foreign exchange mechanisms; macroeconomic volatility and disruptions, including with respect to commodity prices; limitations on foreign investment; sociopolitical instability (including from hyperinflation); fraud; nationalization or loss of licenses; business restrictions; sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; and confiscation of assets, whether related to geopolitical conflicts or otherwise; and these risks can be exacerbated in the event of a deterioration in relationships between the U.S. and an emerging market country. For example, Citi operates in several countries that have, or have had in the past, strict capital and currency controls, such as Argentina, that limit its ability to convert local currency into U.S. dollars and/or transfer funds outside of those countries. Among other things, Citi faces a risk of devaluation on its unhedged Argentine peso-denominated assets, which continue to increase (for further information on this and other risks, see “Managing Global Risk—Other Risks—Country Risk—Argentina” below).
Moreover, if the economic situation in an emerging markets country in which Citi operates were to deteriorate below a certain level, U.S. regulators may impose mandatory loan loss or other reserve requirements on Citi, which would increase its credit costs and decrease its earnings (for further information, see “Managing Global Risk—Other Risks—Country Risk—Argentina” below).
In addition, political turmoil and instability have occurred in various regions and emerging market countries across the globe which have required, and may continue to require, management time and attention and other resources (such as monitoring the impact of sanctions on certain emerging markets economies as well as impacting Citi’s businesses and results of operations in affected countries).

Climate Change Could Have a Negative Impact on Citi’s Results of Operations and Financial Condition.
Citi operates in countries, states and regions in which many of its businesses, and the activities of many of its customers and clients, are exposed to the adverse impacts of climate change, as well as uncertainties related to the transition to a low-carbon economy. Climate change presents both immediate and long-term risks to Citi and its customers and clients, with the risks expected to increase over time.
Climate risks can arise from both physical risks (those risks related to the physical effects of climate change) and transition risks (risks related to regulatory, compliance, technological, stakeholder and legal changes from a transition to a low-carbon economy). The physical and transition risks can manifest themselves differently across Citi’s risk categories in the short, medium and long terms.
The physical risk from climate change could result from increased frequency and/or severity of adverse weather events. For example, adverse weather events could damage or destroy Citi’s or its counterparties’ properties and other assets and disrupt operations, making it more difficult for counterparties to repay their obligations, whether due to reduced profitability, asset devaluations or otherwise. These events could also increase the volatility in financial markets affecting Citi’s trading businesses and increase its counterparty exposures and other financial risks, which may result in lower revenues and higher cost of credit.
Transition risks may arise from changes in regulations or market preferences toward a low-carbon economy, which in turn could have negative impacts on asset values, results of operations or the reputations of Citi and its customers and clients. For example, Citi’s corporate credit exposures include oil and gas, power and other industries that may experience reduced demand for carbon-intensive products due to the transition to a low-carbon economy. Moreover, U.S. and non-U.S. banking regulators and others are increasingly focusing on the issue of climate risk at financial institutions, both directly and with respect to their clients. As an example, on December 16, 2021, the OCC requested feedback on draft principles designed to support the identification and management of climate-related financial risks at institutions with more than $100 billion in total consolidated assets.
Even as regulators begin to mandate additional disclosure of climate-related information by companies across sectors, there may continue to be a lack of information for more robust climate-related risk analyses. Third party exposures to climate-related risks and other data generally are limited in availability and variable in quality. Modeling capabilities to analyze climate-related risks and interconnections are improving but remain incomplete. Legislative or regulatory uncertainties and changes regarding climate-related risk management and disclosures are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs (for additional information, see the ongoing regulatory and legislative uncertainties and changes risk factor above). In addition, Citi could face increased regulatory, reputational and legal scrutiny as a result of its climate risk, sustainability and other ESG related commitments.
For information on Citi’s climate and other sustainability initiatives, see “Sustainability and Other ESG Matters” below. For additional information on Citi’s management of climate risk, see “Managing Global Risk—Other Risks—Climate Risk” below.

The Transition Away from and Discontinuance of the London Inter-Bank Offered Rate (LIBOR) and Any Other Interest Rate Benchmark Could Have Adverse Consequences for Market Participants, Including Citi.
For decades, LIBOR and other rates or indices deemed to be benchmarks have been widely used across financial products and markets globally. These benchmarks have been the subject of ongoing national and international regulatory scrutiny and reform, resulting in regulators generally expecting or requiring banks, including Citi, to cease entering into new contracts that reference USD LIBOR as a benchmark by December 31, 2021. The LIBOR administrator ceased publication of non-USD LIBOR and one-week and two-month USD LIBOR on a representative basis on December 31, 2021, with plans to cease publication of all other USD LIBOR tenors on June 30, 2023. As a result, Citi ceased entering into new contracts referencing USD LIBOR as of January 1, 2022, other than for limited purposes as permitted by regulatory guidance.
LIBOR and other benchmarks have been used in a substantial number of Citi’s outstanding securities and products, including, among others, derivatives, corporate loans, commercial and residential mortgages, credit cards, securitized products and other structured securities. Despite ongoing actions to prepare for the transition away from LIBOR (see “Managing Global Risk—Other Risks—LIBOR Transition Risk” below), market participants, including Citi, may not be adequately prepared for uncertainties associated with these benchmarks’ discontinuance or, as necessary, be able to successfully modify their outstanding contracts or products that reference these benchmarks. For example, the transition away from and discontinuance of LIBOR or any other benchmark rate presents various uncertainties and operational, legal, reputational or compliance, financial and other risks and challenges to holders of these contracts and products, as well as financial markets and institutions, including Citi. These include, among others, the pricing, liquidity, observability, value of, return on and market for financial instruments and contracts that reference LIBOR or any other benchmark rate.
While Citi has adopted alternative reference rates for new contracts to replace these outgoing benchmarks, in some instances, it is possible that the characteristics of these new rates may not be sufficiently similar to, or produce the economic equivalent of, the benchmark rates that they are intended to replace. Alternative reference rates, such as the
Secured Overnight Financing Rate (SOFR), are calculated using components different from those used in the calculation of LIBOR and may fluctuate differently than, and not be representative of, LIBOR. In order to compensate for these differences, certain of Citi’s financial instruments and commercial agreements allow for a benchmark replacement adjustment. However, there can be no assurance that any benchmark replacement adjustment will be sufficient to produce the economic equivalent of LIBOR, either at the benchmark replacement date or over the life of such instruments and agreements.
Further, investors, counterparties and other market participants may not consider the new alternative rates to be a suitable substitute or successor for all of the purposes for which these benchmarks have historically been used (including, without limitation, as a representation of the unsecured short-term funding costs of banks), which may, in turn, reduce their market acceptance. Any failure of the alternative rates to gain broad market acceptance could adversely affect market demand for Citi’s products or securities linked to such alternative rates and thus market prices of such instruments. As part of its transition, Citi is relying or has relied on guidance provided by the accounting standard setters related to the transition away from LIBOR. In the event that such guidance is insufficient or otherwise unable to be implemented as intended, LIBOR transition could disrupt Citi’s hedge accounting relationships and/or lead
to increased costs in connection with determining whether contract amendments result in a modification or an extinguishment from an accounting perspective. Changes in observability of the alternative reference rates could impact the fair value hierarchy classification of financial instruments and contracts.
Moreover, the LIBOR transition presents challenges related to contractual mechanics of existing financial instruments and contracts that reference such benchmarks that mature after discontinuance of the relevant benchmark. Certain of these legacy instruments and contracts do not provide for fallbacks to alternative reference rates, which makes it unclear what the applicable future replacement benchmark rates and associated payments might be after the current benchmark’s cessation. Citi may not be able to amend certain instruments and contracts due to an inability to obtain sufficient levels of consent from counterparties or security holders. Although this will depend on the precise contractual terms of the instrument, such consent requirements are often conditions of securities, such as floating rate notes.
Even if the instruments and contracts provide for a transition to an alternative reference rate, the new rate may, particularly in times of financial stress, significantly differ from the prior rates. As a result, Citi may need to consider proactively addressing any contractual uncertainties or rate differences in such instruments and contracts, which would likely be both time consuming and costly, and may not ultimately be successful. While statutory solutions have been enacted in certain jurisdictions to address these contractual concerns (for example, the State of New York and the EU), the availability and effectiveness of these statutory mechanisms to cover all impacted financial instruments and products to which Citi is a party is uncertain.

In addition, the transition away from and discontinuance of LIBOR and other benchmark rates have subjected financial institutions, including Citi, to heightened scrutiny from regulators. Failure to successfully transition away from LIBOR and other benchmark rates could result in adverse regulatory actions, disputes, including potential litigation involving holders of outstanding products and contracts that reference LIBOR, and other benchmark rates and reputational harm to Citi. Citi may also need to further invest in and develop internal systems and infrastructure to transition to alternative benchmark rates to manage its businesses and support its clients.

SUSTAINABILITY AND OTHER ESG MATTERS

Introduction
Citi has progressively developed its understanding of environmental, social and governance (ESG) issues for more than 20 years and has a demonstrated record of ESG progress, including participating in the creation and adoption of ESG-related principles and standards. This section summarizes some of Citi’s key ESG initiatives, including its Sustainable Progress Strategy and net zero and Action for Racial Equity commitments.
In January 2022, Citi published its 2021 Task Force on Climate-Related Financial Disclosures (TCFD) Report to provide its stakeholders with information on Citi’s continued progress to address climate risk and to fulfill its commitment to publish an initial net zero plan within one year of announcing the net zero commitment. This represents Citi’s fourth TCFD Report.
For information regarding Citi’s management of climate risk, see “Managing Global Risk—Other Risks—Climate Risk” below.

ESG and Climate-Related Governance

ESG Governance
Citi’s Board of Directors (Board) provides oversight of Citi’s management activities to ensure responsible business practices (for additional information, see “Managing Global Risk—Risk Governance” below). For example, the Nomination, Governance and Public Affairs Committee of the Board oversees many of Citi’s ESG activities, including reviewing Citi’s policies and programs for environmental and social sustainability, climate change, human rights, diversity and other ESG issues, as well as advising on engagement with external stakeholders.
The Risk Management Committee of the Board provides oversight of Citi’s Independent Risk Management function and reviews Citi’s risk policies and frameworks, including receiving climate risk-related updates.
In 2021, Citi formed a Global ESG Council consisting of senior members of its management in order to provide enhanced oversight of Citi’s ESG goals and activities. In addition, a number of teams and senior managers contribute to the oversight of different areas such as sustainability; community investing; talent and diversity; ethics and business practices; and remuneration.

Climate Change Governance
Citi’s oversight of climate risk has continued to evolve with its expanding climate commitments. In 2021, Citi established its ESG Council, expanded its Climate Risk team and enhanced its climate risk and net zero-related governance through creation of a Net Zero Task Force. The Task Force, led by Citi’s Chief Sustainability Officer and including leaders from various business units, was established to support the development and launch of Citi’s net zero plan.

Key ESG Initiatives

Sustainable Progress Strategy
Citi’s Sustainable Progress Strategy is summarized in its Environmental and Social Policy Framework. The three pillars of the strategy each have climate-related elements and serve as the foundation for Citi’s climate commitments.

•The first pillar, “Low-Carbon Transition,” focuses on financing and facilitating low-carbon solutions and supporting Citi’s clients in their decarbonization and transition strategies.
•The second pillar, “Climate Risk,” focuses on Citi’s efforts to measure, manage and reduce the climate risk and impact of its client portfolio. Areas of activity include, portfolio analysis and stakeholder engagement as well as enhancing TCFD implementation and disclosure.
•The third pillar, “Sustainable Operations,” focuses on Citi’s efforts to reduce the environmental footprint of its facilities and strengthen its sustainability culture. This includes minimizing the impact of its global operations through operational footprint goals and further integrates sustainable practices across all countries in which Citi operates.

Net Zero Emissions by 2050
In March 2021, Citi announced its commitment to achieving net zero greenhouse gas (GHG) emissions associated with its financing by 2050, and net zero GHG emissions for its operations by 2030; both are significant targets given the size and breadth of Citi’s lending portfolios and businesses. Citi made this commitment as part of its ongoing work to reduce its climate impact and help address the challenges that climate change poses to the global economy and broader society. Citi’s net zero commitment demonstrates how identifying, assessing and managing climate-related risks and opportunities remains a top business priority for Citi.
While many financial institutions, including Citi, face increasing public pressure to divest from carbon-intensive sectors, Citi believes it has an important role to play in advising and financing the transition to net zero, and it plans to work closely with clients in this effort. Citi recognizes that large-scale, rapid divestment could result in an abrupt and disorderly transition to a low-carbon economy, creating both economic and social upheaval on a global scale. Citi believes that an orderly, responsible and equitable transition, which accounts for the immediate economic needs of communities, workers, environmental justice and broader economic development concerns, is essential for the retention of political and social support to move to a low-carbon economy.
Citi’s 2021 TCFD Report discusses its initial 2050 net zero plan, including 2030 emissions targets for its Energy and Power loan portfolios that were developed in line with the Net Zero Banking Alliance Guidelines for Climate Target Setting for Banks. Citi’s net zero plan incorporates a twofold approach: (i) assessment of climate-related factors affecting its clients, and (ii) engagement to understand their transition opportunities.

Citi’s net zero approach includes the following areas of activity:

•Client Transition Assessment, Advisory and Finance: Seek to understand clients’ GHG emissions and work with them to develop their transition plans and advise on capacity building
•Clean Tech Finance: Support clients and expedite the commercialization and adoption of climate technology globally through transition and environmental finance as well as public-private partnerships
•Public Policy Engagement: Support enabling public policy and regulation in the U.S. and other countries, including through trade associations and other industry groups
•Risk Management: Assess climate risk exposure across Citi’s lending portfolios and review client carbon reduction progress, with ongoing review and refining of Citi’s ESRM Policy as needed
•Portfolio Management: Active portfolio management to align with net zero targets, including considerations of transition measures taken by clients

The 2050 net zero commitment includes the following framework, delineating the key areas required to achieve its commitment:

•Calculate Emissions: Calculate baseline financed emissions for each carbon-intensive sector
•Transition Pathway: Identify the appropriate climate scenario transition pathway
•Target Setting: Establish emissions reduction targets for 2030 and beyond
•Implementation Strategy: Engage with and assess clients to determine transition opportunities
•External Engagement: Solicit feedback from clients, investors and other stakeholders, as the work continues to evolve and the parties collectively define net zero for the banking sector

In 2021, Citi continued to expand its participation in the financial industry’s net zero leadership initiatives. Citi is a member of key industry initiatives that enhance its understanding of climate-related issues, improve its access to data and promote efficient communication and coordination across various climate efforts. These initiatives include the Partnership for Carbon Accounting Financials, the Net Zero Banking Alliance and the Glasgow Financial Alliance for Net Zero.

Action for Racial Equity
Effectively responding to the needs of communities of color in the U.S. represents a strategic imperative for the private sector. A wide range of data and studies have found that many major gaps in economic opportunity, education, income, housing and wealth run along racial lines, particularly between Black and white households. These gaps have not only had implications for Black Americans and other people of color but the broader economy as well.
Accordingly, in September 2020, Citi and the Citi Foundation announced Action for Racial Equity to help provide greater access to banking and credit in communities of color, increase investment in Black-owned businesses, expand affordable housing and homeownership among Black Americans and advance anti-racist practices within Citi and across the financial services industry. As part of Action for Racial Equity, Citi and the Citi Foundation have invested more than $1 billion in strategic initiatives to help close the racial wealth gap and increase economic mobility in the U.S. Action for Racial Equity builds on Citi’s longstanding focus on advancing financial inclusion and economic opportunity for communities of color in the U.S. and accelerates its efforts in a time of increased calls for racial equity and shifting population demographics in a changing economy.

In line with Citi’s continued commitment to expand access to banking products and services that can help advance economic progress—especially for underbanked and unbanked communities—on February 24, 2022, Citi announced plans to eliminate overdraft fees, returned item fees and overdraft protection fees by mid 2022. In addition to eliminating these fees, Citi will continue to offer a robust suite of free overdraft protection services for its consumers. See Note 5 to the Consolidated Financial Statements for details of Citi’s Commissions and fees revenues.

Additional Information
For additional information on Citi’s environmental and social policies and priorities, see Citi’s website at www.citigroup.com. Click on “About Us” and then “Environmental, Social and Governance.” For information on Citi’s ESG and Sustainability (including climate change) governance, see Citi’s 2021 Annual Meeting Proxy Statement available at www.citigroup.com. Click on “Investors” and then “Annual Reports & Proxy Statements.”
The 2021 TCFD Report and any other ESG-related reports and information included elsewhere on Citi’s investor relations website are not incorporated by reference into, and do not form any part of this 2021 Annual Report on Form
10-K.

HUMAN CAPITAL RESOURCES AND MANAGEMENT
Attracting and retaining a highly qualified and motivated workforce is a strategic priority for Citi. Citi seeks to enhance the competitive strength of its workforce through the following efforts:

•Continuous innovation in recruiting, training, compensation, promotion and engagement of colleagues.
•Actively seeking and listening to diverse perspectives at all levels of the organization.
•Optimizing transparency concerning workforce goals, to promote accountability, credibility and effectiveness in achieving those goals.

Workforce Size and Distribution
As of December 31, 2021, Citi employed approximately 223,400 colleagues in nearly 100 countries. The Company’s workforce is constantly evolving and developing, benefiting from a strong mix of internal and external hiring into new and existing positions. In 2021, Citi welcomed 46,907 new colleagues in addition to the roles filled by colleagues through internal mobility. The following table shows the geographic distribution of those colleagues by segment, region and gender:

Segment or business(1)	North America	EMEA	Latin America	Asia	Total(2)	Women	Men	Unspecified
Institutional Clients Group	19,029	18,096	7,909	25,458	70,492	44.1	55.9	—
Global Consumer Banking	33,898	—	33,453	32,950	100,301	57.4%	42.5%	0.1%
Corporate/Other	23,218	10,364	7,012	12,057	52,651	46.3	53.6	0.1
Total	76,145	28,460	48,374	70,465	223,444	50.6%	49.3%	0.1%
(1)    Colleague distribution is based on assigned business and region, which may not reflect where the colleague physically resides.
(2)    Part-time colleagues represented less than 1.5% of Citi’s global workforce.
Board Oversight
Citi devotes substantial resources to managing its workforce, guided by a culture of accountability and excellence. Citigroup’s Board of Directors (the Board) provides strategic oversight and direction to management regarding workforce policies and includes many members with experience in overseeing workforce issues.
In addition, the Board’s Personnel and Compensation Committee regularly reviews management’s achievements against human capital management goals, such as addressing representation of women and U.S. minorities in assistant vice president (AVP) to managing director (MD) levels, as well as talent recruitment and development initiatives.
The Board works with the Nomination, Governance and Public Affairs Committee to evaluate potential successors to the Chief Executive Officer (CEO). With respect to regular succession of the CEO and senior management, Citi’s Board evaluates internal, and, when appropriate, external candidates. To find external candidates, Citi seeks input from members of the Board, senior management and recruiting firms. To develop internal candidates, Citi engages in a number of practices, formal and informal, designed to familiarize the Board with Citi’s talent pool. The formal process involves an annual talent review conducted by senior management at which the Board studies the most promising members of senior management. The Board learns about each person’s experience, skills, areas of expertise, accomplishments, goals and risk and control assessments. This review is conducted at a regularly scheduled Board meeting on an annual basis.
Diversity, Equity and Inclusion
Citigroup’s Board is committed to ensuring that the Board and Citi’s Executive Management Team (see “Managing Global Risk—Risk Governance” below) are composed of individuals whose backgrounds reflect the diversity represented by Citi’s employees, customers and stakeholders. In addition, over the past several years, Citi has increased efforts to diversify its workforce, including, among other things, taking actions with respect to pay equity, representation goals and use of diverse slates in recruiting.

Pay Equity
Citi has focused on measuring and addressing pay equity within the organization:

•In 2018, Citi was the first major U.S. financial institution to publicly release the results of a pay equity review comparing its compensation of women to men and U.S. minorities to U.S. non-minorities. Since 2018, Citi has continued to be transparent about pay equity, including disclosing its unadjusted or “raw” pay gap for both women and U.S. minorities.
•Citi’s 2021 pay equity review determined that, on an adjusted basis, women globally are paid on average more than 99% of what men are paid at Citi. In addition, the review determined there was no statistically significant difference in adjusted compensation between U.S. minorities and non-minorities. Following the review, appropriate pay adjustments were made as part of Citi’s 2021 compensation cycle.
•Citi’s 2021 raw gap analysis showed that the median pay for women globally is 74% of the median for men, similar to 2020, and up from 73% in 2019 and 71% in 2018. The median pay for U.S. minorities is more than 96% of the median for non-minorities, which is up from just under 94% in 2020, 94% in 2019 and 93% in 2018.

Representation Goals
Increasing the number of women globally and U.S. Black employees into senior AVP to MD levels will position Citi to further close the raw pay gap and increase the diversity of the Company. At the AVP to MD levels, Citi established representation goals of 40% for women globally and 8% for U.S. Black employees by the end of 2021. As of December 31, 2021, Citi exceeded its goals for AVP to MD levels for women globally (at 40.6%) and U.S. Black employees (at 8.1%).
Citi is the first major Wall Street bank to participate in Management Leadership for Tomorrow’s Black Equity at Work Certification, to help measure internal progress toward Black equity in the workplace.
In addition, consistent with its ongoing support of measurement and transparency, Citi will conduct a third-party racial equity audit to help assess the true impact of Citi’s Action for Racial Equity initiatives (for additional information, see “Sustainability and Other ESG Matters—Action for Racial Equity” above).

Diverse Slates in Recruitment
In 2021, Citi expanded the use of diverse slates in its recruiting efforts to have at least two women or U.S. minorities interview for U.S.-based roles and at least two women interview for global hire roles at the AVP to MD levels.
Since implementation, Citi has increased the share of diverse candidates on slates by 26% and more than doubled the total number of diverse slates between March and December 2021. Candidate slates were as follows:

•74.4% of roles included a diverse slate with at least two women globally and/or U.S. underrepresented minorities for U.S. hires; and
•92.2% of roles included a diverse slate with at least one woman globally and/or U.S. underrepresented minority for U.S. hires compared to 86% in 2020.

In 2021, women representation in Citi’s full-time global campus programs surpassed its goal of 50%, increasing to 51% from 49% in 2020. In addition, Black and Hispanic/Latino representation within Citi’s full-time U.S. campus programs increased to 28% from 24% in 2020.

Workforce Development
Citi highly values a workplace environment where colleagues can bring their authentic selves to work and where diverse perspectives and ideas are embraced. Citi encourages career growth and development by offering broad and diverse opportunities to colleagues. Highlights of these opportunities include the following:

•Citi provides a range of internal development and rotational programs to colleagues at all levels, including various training programs and events to assist high-performing colleagues in building the skills needed to transition to manager and supervisory roles.
•Citi has a focus on internal talent development and aims to provide colleagues with career growth opportunities, with 37% of open positions filled internally in 2021. These opportunities are particularly important as Citi focuses on providing career paths for its internal talent base as part of its efforts to increase organic growth and promotions within the organization.

Moreover, in 2021, a diverse group of human resources and business stakeholders collaborated to provide input on the current state and target future state for promotions at Citi. Their analysis resulted in the identification of opportunities for improvement to create greater transparency and alignment of the promotion process across Citi’s businesses, functions and regions.

Wellness
During the past two years, the pandemic’s impact has been substantial on the mental and physical health of Citi colleagues and their families. As the Company transforms and the future of work evolves, colleague wellness is a central component of Citi’s focus. Coming out of the pandemic, Citi has announced three working models: colleagues will be designated as hybrid, resident or remote, based on job-specific requirements.
As colleagues pivoted to remote work during their respective country lockdowns, Citi’s health plans also expanded to keep colleagues at home and safe. In the U.S., Citi offered free virtual care visits, home delivery of prescriptions, enhanced bereavement leave and no-cost COVID testing.
In addition to providing access to COVID vaccinations, which included several onsite locations in Asia and the U.S., Citi organized drive-through flu vaccination programs in the U.S. for thousands of colleagues and their family members. All colleagues globally were provided time off for vaccinations and boosters and to recover from any side effects, if needed.
To support the ongoing health of its workforce, on October 28, 2021 Citi announced a COVID-19 vaccination policy requiring all U.S. colleagues and new hires to be fully vaccinated or receive an approved accommodation or state-permitted exemption, as a condition of employment. As of the January 14, 2022 deadline, over 99% of U.S. colleagues were in compliance with the vaccine policy.

Citi also took actions to support the emotional well-being of its colleagues. Citi significantly enhanced free mental well-being programs in our largest region by doubling the number of free counseling sessions for colleagues and their family members and adding real-time text, video and message-based counseling. Citi also debuted a new online tool so that all colleagues around the globe could easily find their local Employee Assistance programs and resources. Citi also expanded live, town hall-style mental well-being programming to include targeted events with subject matter experts aimed at parents, caregivers and other at-risk groups.
Citi’s wellness vision is not simply a reaction to its external environment. It has consistently been about nurturing colleagues and their families, however their families are grown. Citi continues to broaden gender affirmation medical coverage and incorporate it in its basic medical plan coverage around the world. Citi also enhanced its fertility coverage and support. In North America, Citi’s new Adoption and Surrogacy Assistance Program provides reimbursement to help with certain expenses in the adoption of a child or surrogacy parenting arrangement.
In early 2020, Citi expanded its Paid Parental Leave Policy to include Citi colleagues around the world. At a minimum, all Citi colleagues are eligible for 16 weeks of paid pregnancy leave or four weeks of paid parental bonding leave. Colleagues working in countries that require leave policies above the global minimum continue to maintain even longer periods of paid time off.

For information about Citi’s reliance on a highly qualified and motivated workforce, see “Risk Factors” above. For additional information about Citi’s human capital management initiatives and goals, see Citi’s upcoming 2022 proxy statement to be filed with the SEC in March 2022, as well as its 2020 ESG report available at www.citigroup.com. The 2020 ESG report and other information included elsewhere on Citi’s investor relations website are not incorporated by reference into, and do not form any part of, this 2021 Annual Report on Form 10-K.

Managing Global Risk Table of Contents

(1)    For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the Federal Reserve Board, on Citi’s Investor Relations website.

MANAGING GLOBAL RISK

Overview
For Citi, effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. Specifically, the activities that Citi engages in, and the risks those activities generate, must be consistent with Citi’s Mission and Value Proposition and the key principles that guide it, as well as Citi's risk appetite. As discussed above, Citi is continuing its efforts to comply with the FRB and OCC consent orders, relating principally to various aspects of risk management, compliance, data quality management and governance, and internal controls (see “Citi’s Consent Order Compliance” and “Risk Factors—Compliance Risks” above).
Risk management must be built on a foundation of ethical culture. Under Citi’s Mission and Value Proposition, which was developed by its senior leadership and distributed throughout the Company, Citi strives to serve its clients as a trusted partner by responsibly providing financial services that enable growth and economic progress while earning and maintaining the public’s trust by constantly adhering to the highest ethical standards. As such, Citi asks all colleagues to ensure that their decisions pass three tests: they are in Citi’s clients’ interests, create economic value and are always systemically responsible. In addition, Citi evaluates colleagues’ performance against behavioral expectations set out in Citi’s Leadership Principles, which were designed in part to effectuate Citi’s Mission and Value Proposition. Other culture-related efforts in connection with conduct risk, ethics and leadership, escalation and treating customers fairly help Citi to execute its Mission and Value Proposition.
Citi has established an Enterprise Risk Management (ERM) Framework to ensure that all of Citi’s risks are managed appropriately and consistently across Citi and at an aggregate, enterprise-wide level. The ERM Framework details the principles used to support effective enterprise-wide risk management across the end-to-end risk management lifecycle. The ERM Framework also provides clarity on the expected activities in relation to risk management of the Citigroup Board of Directors (the Board), Citi’s Executive Management Team (See “Risk Governance—Executive Management Team” below) and employees across the lines of defense. The underlying pillars of the framework encompass:

•Culture—the core principles and behaviors that underpin a strong culture of risk awareness, in line with Citi’s Mission and Value Proposition, and Leadership Principles;
•Governance—the committee structure and reporting arrangements that support the appropriate oversight of risk management activities at the Board and Executive Management Team levels;
•Risk Management—the end-to-end risk management cycle including the identification, measurement, monitoring, controlling and reporting of all risks including emerging, growing, idiosyncratic or otherwise material risks, and aggregated to an enterprise-wide level; and
•Enterprise Programs—the key risk management programs performed across the risk management lifecycle for all risk categories; these programs also outline the specific roles played by each of the lines of defense in these processes.

Each of these pillars is underpinned by Supporting Capabilities, which are the infrastructure, people, technology and data, and modelling and analytical capabilities that are in place to enable the execution of the ERM Framework.
Citi’s approach to risk management requires that its risk-taking be consistent with its risk appetite. Risk appetite is the aggregate type and level of risk Citi is willing to take in order to meet its strategic objectives and business plan. Citi’s Risk Appetite Framework sets boundaries for risk-taking and consists of a set of risk appetite statements as well as the governance processes through which the risk appetite is established, communicated, cascaded and monitored.
Citi’s risks are generally categorized and summarized as follows:

•Credit risk is the risk of loss resulting from the decline in credit quality (or downgrade risk) or failure of a borrower, counterparty, third party or issuer to honor its financial or contractual obligations.
•Liquidity risk is the risk that Citi will not be able to efficiently meet both expected and unexpected current and future cash flow and collateral needs without adversely affecting either daily operations or financial conditions of Citi.
•Market risk (Trading and Non-Trading): Market risk of trading portfolios is the risk of loss arising from changes in the value of Citi’s assets and liabilities resulting from changes in market variables, such as equity and commodity prices or credit spreads. Market risk of non-trading portfolios is the risk to current or projected financial condition and resilience arising from movements in interest rates and resulting from repricing risk, basis risk, yield curve risk and options risk.
•Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. It includes legal risk, which is the risk of loss (including litigation costs, settlements and regulatory fines) resulting from the failure of Citi to comply with laws, regulations, prudent ethical standards and contractual obligations in any aspect of Citi’s business, but excludes strategic and reputation risks (see below).
•Compliance risk is the risk to current or projected financial condition and resilience arising from violations of laws, rules or regulations, or from non-conformance with prescribed practices, internal policies and procedures or ethical standards.
•Reputation risk is the risk to current or projected financial conditions and resilience arising from negative public opinion.
•Strategic risk is the risk of a sustained impact (not episodic impact) to Citi’s core strategic objectives as measured by impacts on anticipated earnings, market capitalization, or capital, arising from the external factors affecting the Company’s operating environment; as well as the risks associated with defining the strategy and executing the strategy, which are identified, measured and managed as part of the Strategic Risk Framework at the Enterprise Level.

Citi uses a lines of defense model as a key component of its ERM Framework to manage its risks. The lines of defense model brings together risk-taking, risk oversight and risk assurance under one umbrella and provides an avenue for risk accountability of first line of defense, a construct for effective challenge by the second line of defense (Independent Risk Management and Independent Compliance Risk Management), and empowers independent risk assurance by the third line of defense (Internal Audit). In addition, Citi has enterprise support functions that support safety and soundness across Citi. Each of the lines of defense and enterprise support functions, along with the Board, are empowered to perform relevant risk management processes and responsibilities in order to manage Citi’s risks in a consistent and effective manner.

First Line of Defense: Front Line Units and Front Line Unit Activities
Citi’s first line of defense owns the risks inherent in or arising from their business and is responsible for identifying, measuring, monitoring, controlling and reporting those risks consistent with Citi’s strategy, Mission and Value Proposition, Leadership Principles and risk appetite.
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
Front line unit activities are considered part of the first line of defense and are subject to the oversight and challenge of independent risk management.
The first line of defense is composed of Citi’s Business
Management, Regional and Country Management, certain Corporate Functions (Enterprise Operations and Technology, Chief Administrative Office, Global Public Affairs, Office of the Citibank Chief Executive Officer (CEO) and Finance), as well as other front line unit activities. Front line units may also include enterprise support units and activities—see “Enterprise Support Functions” below.

Second Line of Defense: Independent Risk Management Independent risk management units are independent of front line units. They are responsible for overseeing the risk-taking activities of the first line of defense and challenging the first line of defense in the execution of their risk management responsibilities. They are also responsible for independently identifying, measuring, monitoring, controlling and reporting aggregate risks and for setting standards for the management and oversight of risk. Independent risk management is comprised of Independent Risk Management (IRM) and Independent Compliance Risk Management (ICRM) and are led by chief risk executives (i.e., Chief Risk Officer (CRO)
and Chief Compliance Officer (CCO)) who have unrestricted access to the Citigroup Board of Directors and its Risk Management Committee to facilitate the ability to execute their specific responsibilities pertaining to escalation to the Citigroup Board of Directors.

Independent Risk Management
The IRM organization sets risk and control standards for the first line of defense and actively manages and oversees aggregate credit, market (trading and non-trading), liquidity, strategic, operational and reputation risks across Citi, including risks that span categories, such as concentration risk, country risk and climate risk.
IRM is organized to align to risk categories, legal entities/regions and Company-wide, cross-risk functions or processes (i.e., foundational areas). There are teams that report to an independent CRO for various risk categories and legal entities/regions. In addition, there are foundational teams that report to Foundational Risk Management heads. The Risk Category, Legal Entity/Regional CROs and Foundational Risk Management Heads report to the Citigroup CRO.

Independent Compliance Risk Management
The ICRM organization actively oversees compliance risk across Citi, sets compliance risk and control standards for the first line of defense to manage compliance risk and promotes business conduct and activity that is consistent with Citi’s Mission and Value Proposition and the compliance risk appetite. Citi’s objective is to embed an enterprise-wide compliance risk management framework and culture that identifies, measures, monitors, controls and escalates compliance risk across Citi.
ICRM is aligned by product line, function and geography to provide compliance risk management advice and credible challenge on day-to-day matters and strategic decision-making for key initiatives. ICRM also has program-level Enterprise Compliance units responsible for setting standards and establishing priorities for program-related compliance efforts. These Compliance Risk Management heads report directly to the CCO.

Third Line of Defense: Internal Audit
Internal Audit is independent of front line units and independent risk management units. The role of Internal Audit is to provide independent, objective, reliable, valued and timely assurance to the Citigroup Board of Directors, its Audit Committee, Citi senior management and regulators over the effectiveness of governance, risk management and controls that mitigate current and evolving risks and enhance the control culture within Citi. Internal Audit reports to a chief audit executive (i.e., Citi’s Chief Auditor) who has unrestricted access to the Board and the board of directors of certain subsidiaries or their respective audit committees to facilitate the ability to execute specific responsibilities pertaining to escalation of risks and issues. The Internal Audit function has designated Chief Auditors responsible for assessing the design and effectiveness of controls within the various business units, functions, geographies and legal entities in which Citi operates.

Enterprise Support Functions
Enterprise support functions engage in activities that support safety and soundness across Citi. These functions provide advisory services and/or design, implement, maintain and oversee Company-wide programs that support Citi in maintaining an effective control environment.
Enterprise support functions are comprised of Human Resources, International Franchise Management, Legal (including Citi Security and Investigative Services).
Enterprise support functions, units and activities are subject to the relevant Company-wide independent oversight processes specific to the risk category that they generate (e.g., operational risk, compliance risk, reputation risk).

Risk Governance
Citi’s ERM Framework encompasses risk management processes to address risks undertaken by Citi through identification, measurement, monitoring, controlling and reporting of all risks. The ERM Framework integrates these processes with appropriate governance to complement Citi’s commitment to maintaining strong and consistent risk management practices.

Board Oversight
The Board is responsible for oversight of risk management and holds the Executive Management Team accountable for implementing the ERM Framework and meeting strategic objectives within Citi’s risk appetite.

Executive Management Team
The Board delegates authority to an Executive Management Team for directing and overseeing day-to-day management of Citi. The Executive Management Team is led by the Citigroup CEO and provides oversight of group activities, both directly and through authority delegated to committees it has established to oversee the management of risk, to ensure continued alignment with Citi’s strategy and risk appetite.

Board and Executive Management Committees
The Board executes its responsibilities either directly or through its committees. The Board has delegated authorities to the following Board standing committees to help fulfill its oversight and risk management responsibilities:

•Risk Management Committee (RMC): assists the Board in fulfilling its responsibility with respect to (i) oversight of Citi’s risk management framework, including the significant policies and practices used in managing credit, market, liquidity, strategic, operational, compliance, reputation and certain other risks, including those pertaining to capital management, and (ii) performance oversight of the Global Risk Review—credit, capital and collateral review functions.
•Audit Committee: provides oversight of Citi’s financial reporting and internal control risk, as well as Internal Audit and Citi’s external independent accountants.
•Personnel and Compensation Committee: provides oversight of incentive compensation plans and risk related to compensation.
•Ethics, Conduct and Culture Committee: provides oversight of Citi’s Conduct Risk Management Program.
•Nomination, Governance and Public Affairs Committee: provides oversight of reputational issues, Environmental, Social and Governance (ESG) and sustainability matters, and legal and regulatory compliance risks as they relate to corporate governance matters.

In addition to the above, the Board has established the following ad hoc committee:

•Transformation Oversight Committee: provides oversight of the actions of Citi’s management to develop and execute a transformation of Citi’s risk and control environment pursuant to the recent regulatory consent orders (for additional information see “Citi’s Consent Order Compliance” above).

The Executive Management Team has established five standing committees that cover the primary risks to which Citi (i.e., Group) is exposed. These consist of:

•Group Strategic Risk Committee (GSRC): provides governance oversight of Citi’s management actions to adequately identify, monitor, report, manage and escalate all material strategic risks facing Citi.
•Citigroup Asset and Liability Committee (ALCO): responsible for governance over management’s Liquidity Risk and Market Risk (non-trading) management and for monitoring and influencing the balance sheet, investment securities and capital management activities of Citigroup.
•Group Risk Management Committee (GRMC): provides governance oversight of Credit Risk and Market Risk (trading) management in the Trading Book.
•Group Business Risk and Control Committee (GBRCC): provides governance oversight of Citi’s Compliance and Operational Risks.
•Group Reputation Risk Committee (GRRC): provides governance oversight for Reputation Risk management across Citi.

In addition to the Executive Management committees listed above, the Board may establish ad-hoc committees in response to regulatory feedback or to manage additional activities where deemed necessary.

The figure below illustrates the reporting lines between the Board and Executive Management committees:

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
Credit risk is one of the most significant risks Citi faces as an institution. For additional information, see “Risk Factors—Credit Risk” above. As a result, Citi has an established framework in place for managing credit risk across all businesses that includes a defined risk appetite, credit limits and credit policies. Citi’s credit risk management also includes processes and policies with respect to problem recognition, including “watch lists,” portfolio reviews, stress tests, updated risk ratings and classification triggers.
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
The credit risk associated with these credit exposures is a function of the idiosyncratic creditworthiness of the obligor, as well as the terms and conditions of the specific obligation. Citi assesses the credit risk associated with its credit exposures on a regular basis through its Allowance for Credit Losses (ACL) process (see “Significant Accounting Policies and Significant Estimates—Allowance for Credit Losses” below and Notes 1 and 15 to the Consolidated Financial Statements), as well as through regular stress testing at the company, business, geography and product levels. These stress-testing processes typically estimate potential incremental credit costs that would occur as a result of either downgrades in the credit quality or defaults of the obligors or counterparties. For additional information on Citi’s credit risk management, see Note 14 to the Consolidated Financial Statements.

CONSUMER CREDIT
Citi fulfills a broad spectrum of customers’ financial needs with activities spanning retail banking, wealth management, credit card, personal loan, mortgage and small business banking through North America GCB. During 2021, Citi also provided such activities in 18 countries in Latin America GCB and Asia GCB (for information on Citi’s consumer market exits in Latin America GCB and Asia GCB, see “Strategic Refresh—Market Exits and Planned Revision to Reporting Structure” above). The retail banking products include consumer mortgages, home equity, personal and small business loans and lines of credit and similar related products building a generally prime portfolio through well-defined lending parameters. Citi uses its risk appetite framework to define its lending parameters.

Consumer Credit Portfolio
The following table shows Citi’s quarterly end-of-period consumer loans:(1)

In billions of dollars	4Q’20	1Q’21	2Q’21	3Q’21(2)	4Q’21(2)
Retail banking:
Mortgages	$88.9	$86.7	$86.3	$79.8	$79.5
Personal, small business and other	40.1	39.1	39.0	37.0	36.1
Total retail banking	$129.0	$125.8	$125.3	$116.8	$115.6
Cards:
Branded cards	$106.7	$99.6	$102.9	$100.6	$105.7
Retail services	46.4	42.5	42.7	42.7	46.0
Total cards	$153.1	$142.1	$145.6	$143.3	$151.7
Total GCB	$282.1	$267.9	$270.9	$260.1	$267.3
GCB regional distribution:
North America	65%	64%	64%	67%	68%
Latin America	5	5	5	5	5
Asia(3)	30	31	31	28	27
Total GCB	100%	100%	100%	100%	100%
Corporate/Other(4)	$6.7	$6.1	$5.0	$4.2	$3.9
Total consumer loans	$288.8	$274.0	$275.9	$264.3	$271.2

(1)End-of-period loans include interest and fees on credit cards.
(2)As a result of Citi’s entry into agreements to sell its consumer banking businesses in Australia and the Philippines, the businesses were reclassified as held-for-sale and their assets and liabilities were included in Other assets and Other liabilities, respectively, on Citi’s Consolidated Balance Sheet and excluded from loans and related credit measures, of GCB and Asia GCB beginning in the third quarter of 2021 for Australia and the fourth quarter of 2021 for the Philippines. For additional information, see Note 2 to the Consolidated Financial Statements.
(3)Asia includes loans and leases in certain EMEA countries for all periods presented.
(4)Primarily consists of legacy assets, principally North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Liquidity Risk—Loans” below.

Overall Consumer Credit Trends

Global Consumer Banking

As shown in the chart above, GCB’s net credit loss rate decreased quarter-over-quarter and year-over-year for the fourth quarter of 2021, primarily reflecting the continued impact of government stimulus, unemployment benefits and consumer relief programs in North America GCB, and a decline following the peak charge-offs in Asia GCB and Latin America GCB in recent quarters.
GCB’s 90+ days past due delinquency rate remained unchanged quarter-over-quarter. The 90+days past due delinquency rate decreased year-over-year, primarily due to the continued impacts of government stimulus, unemployment benefits and consumer relief programs in North America GCB, as well as lower delinquencies in Asia GCB and Latin America GCB, following the charge-off of peak delinquencies in recent quarters.

North America GCB

North America GCB provides mortgage, home equity, small business and personal loans through Citi’s retail banking network and card products through branded cards and retail services businesses. The retail bank is concentrated in six major metropolitan cities in the U.S. (for additional information on the U.S. retail bank, see “North America GCB” above).
As of December 31, 2021, approximately 74% of North America GCB consumer loans consisted of branded and retail services cards, which generally drives the overall credit performance of North America GCB (for additional information on North America GCB’s cards portfolios, including delinquency and net credit loss rates, see “Credit Card Trends” below).
As shown in the chart above, the net credit loss rate in North America GCB for the fourth quarter of 2021 decreased quarter-over-quarter and year-over-year, primarily reflecting the continued impact of high payment rates in cards, driven by government stimulus.
Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate in North America GCB increased modestly quarter-over-quarter, primarily due to seasonality in cards, while the 90+ days past due delinquency rate decreased year-over-year, primarily reflecting the continued impact of high payment rates in cards, driven by government stimulus.

Latin America GCB

Latin America GCB operates in Mexico through Citibanamex and provides credit cards, consumer mortgages and small business and personal loans. Latin America GCB serves a more mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As shown in the chart above, the net credit loss rate in Latin America GCB for the fourth quarter of 2021 decreased quarter-over-quarter and year-over-year. The impact of charge-offs of delinquent loans in prior quarters resulted in lower delinquencies that led to lower net credit losses in the current quarter.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year. The impact of charge-offs of delinquent loans in prior quarters and higher payment rates resulted in a lower 90+ days past due delinquency rate in the current quarter.

Asia(1) GCB

(1)    Asia includes GCB activities in certain EMEA countries for all periods presented.

During 2021, Asia GCB operated in 17 countries and jurisdictions in Asia and EMEA and provided credit cards, consumer mortgages and small business and personal loans.
As shown in the chart above, the fourth quarter of 2021 net credit loss rate in Asia GCB decreased quarter-over-quarter, driven by the charge-off of peak delinquencies in recent quarters. Year-over-year, the net credit loss rate decreased, as elevated losses during the prior year returned to pre-pandemic levels. The decrease was also driven by the reclassification of approximately $10 billion of loans to held-for-sale as a result of Citi’s entry into agreements to sell its consumer banking businesses in Australia and the Philippines (Asia HFS reclass).
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, driven by the charge-off of peak delinquencies in recent quarters, as elevated losses returned to pre-pandemic levels, as well as the impact of the Asia HFS reclass.
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

Credit Card Trends

Global Cards

North America Branded Cards

North America GCB’s branded cards portfolio includes proprietary and co-branded cards.
As shown in the chart above, the net credit loss rate in North America branded cards for the fourth quarter of 2021 decreased quarter-over-quarter and year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate remained unchanged quarter-over-quarter and decreased year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.

North America Retail Services

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
As shown in the chart above, the net credit loss rate in retail services for the fourth quarter of 2021 decreased quarter-over-quarter and year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate increased quarter-over-quarter due to seasonality, and decreased year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.

Latin America Branded Cards

Latin America GCB issues proprietary and co-branded cards.
As shown in the chart above, the fourth quarter of 2021 net credit loss rate in Latin America branded cards decreased quarter-over-quarter and year-over-year. The impact of charge-offs of delinquent loans in prior quarters resulted in lower delinquencies that led to lower net credit losses in the current quarter.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year. The impact of charge-offs of delinquent loans in prior quarters and higher payment rates resulted in a lower 90+ days past due delinquency rate.

Asia Branded Cards(1)

(1)Asia includes loans and leases in certain EMEA countries for all periods presented.

As shown in the chart above, the net credit loss rate in Asia branded cards for the fourth quarter of 2021 decreased quarter-over-quarter and year-over-year, driven by the charge-off of peak delinquencies in recent quarters, as elevated losses returned to pre-pandemic levels, as well as the impact of the Asia HFS reclass.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, driven by the charge-off of peak delinquencies in recent quarters, as elevated losses returned to pre-pandemic levels, as well as the Asia HFS reclass.

For additional information on cost of credit, delinquency and other information for Citi’s cards portfolios, see each respective business’s results of operations above and Note 14 to the Consolidated Financial Statements.

North America Cards FICO Distribution
The following tables show the current FICO score distributions for Citi’s North America cards portfolios based on end-of-period receivables. FICO scores are updated monthly for a substantial share of the portfolio and quarterly for the remaining portfolio.

Branded Cards

FICO distribution(1)	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020
> 760	49%	48%	46%
680–760	38	39	39
< 680	13	13	15
Total	100%	100%	100%

Retail Services

FICO distribution(1)	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020
> 760	28%	27%	27%
680–760	44	45	44
< 680	28	28	29
Total	100%	100%	100%

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

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
	December 31,	December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions	2021	2021	2020	2019	2021	2020	2019
Global Consumer Banking(3)(4)
Total	$267.3	$1,521	$2,507	$2,737	$1,661	$2,517	$3,001
Ratio		0.57%	0.89%	0.91%	0.62%	0.89%	1.00%
Retail banking
Total	$115.6	$462	$632	$438	$522	$860	$816
Ratio		0.40%	0.49%	0.35%	0.45%	0.67%	0.66%
North America	48.1	228	299	146	219	328	334
Ratio		0.49%	0.58%	0.29%	0.47%	0.63%	0.67%
Latin America	8.6	107	130	106	106	220	180
Ratio		1.24%	1.33%	0.91%	1.23%	2.24%	1.54%
Asia(5)(6)	58.9	127	203	186	197	312	302
Ratio		0.22%	0.31%	0.30%	0.33%	0.47%	0.48%
Cards
Total	$151.7	$1,059	$1,875	$2,299	$1,139	$1,657	$2,185
Ratio		0.70%	1.22%	1.31%	0.75%	1.08%	1.25%
North America—branded	87.9	389	686	915	408	589	814
Ratio		0.44%	0.82%	0.95%	0.46%	0.70%	0.85%
North America—retail services	46.0	482	644	1,012	539	639	945
Ratio		1.05%	1.39%	1.91%	1.17%	1.38%	1.79%
Latin America	4.7	76	233	165	67	170	159
Ratio		1.62%	4.85%	2.75%	1.43%	3.54%	2.65%
Asia(5)(6)	13.1	112	312	207	125	259	267
Ratio		0.85%	1.74%	1.04%	0.95%	1.45%	1.34%
Corporate/Other—Consumer(7)
Total	$3.9	$221	$313	$278	$88	$179	$295
Ratio		6.14%	5.13%	3.02%	2.44%	2.93%	3.21%
Total Citigroup	$271.2	$1,742	$2,820	$3,015	$1,749	$2,696	$3,296
Ratio		0.65%	0.98%	0.98%	0.65%	0.94%	1.07%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)The 90+ days past due balances for North America—branded and North America—retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(4)The 90+ days past due and 30–89 days past due and related ratios for North America GCB exclude loans guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $185 million ($1.1 billion), $171 million ($0.7 billion) and $135 million ($0.5 billion) at December 31, 2021, 2020 and 2019, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $74 million, $98 million and $72 million at December 31, 2021, 2020 and 2019, respectively.
(5)Asia includes delinquencies and loans in certain EMEA countries for all periods presented.
(6)During 2021, Citi’s Australia and the Philippines consumer banking businesses were reclassified as HFS, due to Citi’s entry into agreements to sell the businesses. Accordingly, Australia and the Philippines consumer loans are recorded in Other assets on the Consolidated Balance Sheet, and hence the loans and related delinquencies and ratios are not included in this table. See Note 2 to the Consolidated Financial Statements for additional information.
(7)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due EOP loans were $138 million ($0.4 billion), $183 million ($0.5 billion) and $172 million ($0.4 billion) at December 31, 2021, 2020 and 2019, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $35 million, $73 million and $55 million at December 31, 2021, 2020 and 2019, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2021	2021	2020	2019
Global Consumer Banking
Total	$266.3	$4,582	$6,646	$7,382
Ratio		1.72%	2.39%	2.60%
Retail banking
Total	$122.3	$779	$805	$910
Ratio		0.64%	0.65%	0.76%
North America	50.0	109	132	161
Ratio		0.22%	0.25%	0.33%
Latin America	9.0	410	377	494
Ratio		4.56%	3.85%	4.30%
Asia(3)(4)	63.3	260	296	255
Ratio		0.41%	0.47%	0.43%
Cards
Total	$144.0	$3,803	$5,841	$6,472
Ratio		2.64%	3.82%	3.94%
North America—branded	81.1	1,659	2,708	2,864
Ratio		2.05%	3.20%	3.19%
North America—retail services	43.1	1,169	2,150	2,558
Ratio		2.71%	4.62%	5.13%
Latin America	4.4	510	489	615
Ratio		11.59%	10.40%	10.79%
Asia(3)(4)	15.4	465	494	435
Ratio		3.02%	2.84%	2.29%
Corporate/Other—Consumer
Total	$5.3	$(82)	$(21)	$(6)
Ratio		(1.55)%	0.25%	0.14%
Total Citigroup	$271.6	$4,500	$6,625	$7,376
Ratio		1.66%	2.32%	2.49%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)Asia includes NCLs and average loans in certain EMEA countries for all periods presented.
(4)As a result of Citi’s entry into agreements to sell its consumer banking businesses in Australia and the Philippines during 2021, these businesses were reclassified as HFS beginning in 2021. As a result of HFS accounting treatment, approximately $6 million of net credit losses (NCLs) was recorded as a reduction in revenue (Other revenue) in 2021. Accordingly, these NCLs are not included in this table, as well as Loans HFS that are recorded in Other assets on the Consolidated Balance Sheet. See Note 2 to the Consolidated Financial Statements for additional information.

Loan Maturities and Fixed/Variable Pricing of Consumer Loans

Loan Maturities

In millions of dollars at December 31, 2021	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
In North America offices
Residential first mortgages	$15	$109	$2,573	$41,116	$43,813
Home equity loans	65	56	1,484	3,496	5,101
Credit cards	133,868	—	—	—	133,868
Personal, small business and other	1,092	1,678	237	151	3,158
Total	$135,040	$1,843	$4,294	$44,763	$185,940
In offices outside North America
Residential mortgages	$2,022	$651	$6,667	$25,261	$34,601
Credit cards	17,808	—	—	—	17,808
Personal, small business and other	23,323	8,180	1,124	260	32,887
Total	$43,153	$8,831	$7,791	$25,521	$85,296

Fixed/Variable Pricing

In millions of dollars at December 31, 2021	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years but within 15 years	Greater than 15 years	Total
Loans at fixed interest rates
Residential first mortgages	$225	$183	$1,990	$31,581	$33,979
Home equity loans	65	51	223	336	675
Credit cards	42,117	—	—	—	42,117
Personal, small business and other	11,883	6,407	37	83	18,410
Total	$54,290	$6,641	$2,250	$32,000	$95,181
Loans at floating or adjustable interest rates
Residential first mortgages	$1,812	$577	$7,250	$34,796	$44,435
Home equity loans	—	5	1,261	3,160	4,426
Credit cards	109,559	—	—	—	109,559
Personal, small business and other	12,532	3,451	1,324	328	17,635
Total	$123,903	$4,033	$9,835	$38,284	$176,055

CORPORATE CREDIT
Consistent with its overall strategy, Citi’s corporate clients are typically corporations that value the depth and breadth of Citi’s global network. Citi aims to establish relationships with these clients that, consistent with client needs, encompass multiple products, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory. During 2021, Citi’s corporate credit exposures also included exposures in the private bank, excluding certain loans managed on a delinquency basis. For information on Citi’s planned revision to its reporting structure effective for the first quarter of 2022, including the reporting of the private bank as part of a new reporting segment, Personal Banking and Wealth Management, see “Strategic Refresh—Market Exits and Planned Revision to Reporting Structure” above.

Corporate Credit Portfolio
The following table details Citi’s corporate credit portfolio within ICG (excluding certain loans in the private bank, which are managed on a delinquency basis, as well as loans carried at fair value and held-for-sale), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	December 31, 2021				September 30, 2021				December 31, 2020
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$187	$136	$21	$344	$192	$134	$21	$347	$175	$138	$25	$338
Unfunded lending commitments (off-balance sheet)(2)	159	278	13	450	164	286	11	461	158	272	11	441
Total exposure	$346	$414	$34	$794	$356	$420	$32	$808	$333	$410	$36	$779

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region (excluding the delinquency-managed private bank portfolio) based on Citi’s internal management geography:

	December 31, 2021	September 30, 2021	December 31, 2020
North America	57%	57%	56%
EMEA	24	25	25
Asia	13	13	13
Latin America	6	5	6
Total	100%	100%	100%

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

The following table presents the corporate credit portfolio (excluding the delinquency-managed private bank portfolio) by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	December 31, 2021	September 30, 2021	December 31, 2020
AAA/AA/A	51%	49%	49%
BBB	32	32	31
BB/B	15	16	17
CCC or below	2	3	3
Total	100%	100%	100%

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
Citi believes the corporate credit portfolio to be appropriately rated and classified as of December 31, 2021. Since the onset of the pandemic, Citi has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.
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
Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry (excluding the delinquency-managed private bank portfolio):

	Total exposure
	December 31, 2021	September 30, 2021	December 31, 2020
Transportation and industrials	18%	19%	19%
Private bank	14	14	14
Consumer retail	10	10	11
Technology, media and telecom	11	10	10
Real estate	9	9	8
Power, chemicals, metals and mining	8	8	8
Banks and finance companies	7	7	7
Energy and commodities	6	6	6
Health	4	5	5
Public sector	3	3	3
Insurance	4	3	3
Asset managers and funds	3	3	3
Financial markets infrastructure	2	2	2
Securities firms	—	—	—
Other industries	1	1	1
Total	100%	100%	100%

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2021:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing(3)	Net credit losses (recoveries)(4)	Credit derivative hedges(5)
Transportation and industrials	$143,444	$51,502	$91,942	$110,047	$19,051	$13,196	$1,150	$384	$127	$(8,791)
Autos(6)	48,210	18,662	29,548	39,824	5,365	2,906	115	49	2	(3,228)
Transportation	26,896	12,085	14,811	19,233	2,344	4,447	872	105	104	(1,334)
Industrials	68,338	20,755	47,583	50,990	11,342	5,843	163	230	21	(4,229)
Private bank	114,018	79,684	34,334	110,684	2,060	1,190	84	793	6	(1,080)
Consumer retail	78,995	32,894	46,101	60,687	13,590	4,311	407	224	100	(5,115)
Technology, media and telecom	84,334	28,542	55,792	64,677	15,873	3,587	197	156	11	(6,875)
Real estate	69,808	46,220	23,588	58,089	6,761	4,923	35	116	50	(798)
Power, chemicals, metals and mining	65,641	20,224	45,417	53,576	10,708	1,241	116	292	22	(5,808)
Power	26,199	5,610	20,589	22,860	2,832	420	87	100	17	(3,032)
Chemicals	25,550	8,525	17,025	20,789	4,224	528	9	88	6	(2,141)
Metals and mining	13,892	6,089	7,803	9,927	3,652	293	20	104	(1)	(635)
Banks and finance companies	58,251	36,803	21,448	49,466	4,892	3,890	3	150	(5)	(680)
Energy and commodities(7)	48,973	13,485	35,488	38,972	7,517	2,220	264	224	78	(3,679)
Health	33,393	8,826	24,567	27,599	4,702	942	150	95	—	(2,465)
Public sector	23,842	12,464	11,378	21,035	1,527	1,275	5	37	(3)	(1,282)
Insurance	28,495	3,163	25,332	27,447	987	61	—	2	1	(2,711)
Asset managers and funds	22,269	6,649	15,620	20,871	1,019	377	2	12	—	(113)
Financial markets infrastructure	14,342	109	14,233	14,323	18	—	1	—	—	(22)
Securities firms	1,472	613	859	605	816	51	—	4	—	(5)
Other industries	6,590	2,802	3,788	4,146	1,892	490	62	—	6	(169)
Total	$793,867	$343,980	$449,887	$662,224	$91,413	$37,754	$2,476	$2,489	$393	$(39,593)

(1)    Excludes $46.5 billion and $1.7 billion of funded and unfunded exposure at December 31, 2021, respectively, primarily related to the delinquency-managed private bank portfolio. Funded balances also excludes loans carried at fair value of $6.1 billion at December 31, 2021.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Excludes $36 million of past due loans primarily related to the delinquency-managed private bank portfolio.
(4)    Net credit losses (recoveries) are for the year ended December 31, 2021 and exclude delinquency-managed private bank net credit losses of $2 million.
(5)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $39.6 billion of purchased credit protection, $36.0 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3.6 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $28.4 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.9 billion ($6.5 billion in funded, with more than 99% rated investment grade) as of December 31, 2021.
(7)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of December 31, 2021, Citi’s total exposure to these energy-related entities was approximately $5.1 billion, of which approximately $2.6 billion consisted of direct outstanding funded loans.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2020:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing(3)	Net credit losses (recoveries)(4)	Credit derivative hedges(5)
Transportation and industrials	$145,449	$58,353	$87,096	$104,311	$17,452	$21,887	$1,798	$136	$239	$(8,110)
Autos(6)	52,150	23,586	28,564	41,334	4,374	6,167	275	8	45	(3,220)
Transportation	27,693	14,107	13,586	16,410	2,993	6,872	1,417	17	144	(1,166)
Industrials	65,606	20,660	44,946	46,566	10,085	8,848	106	111	50	(3,724)
Private bank(1)	109,397	75,693	33,705	104,244	2,395	2,510	248	963	78	(1,080)
Consumer retail	81,941	34,621	47,320	60,683	11,524	9,418	316	146	64	(5,493)
Technology, media and telecom	81,598	29,821	51,777	60,236	15,924	5,214	223	107	74	(7,237)
Real estate	64,817	42,711	22,106	53,839	5,342	5,453	185	334	18	(642)
Power, chemicals, metals and mining	63,273	20,156	43,117	47,534	11,367	4,181	192	59	70	(5,341)
Power	26,555	6,018	20,537	22,405	3,311	685	154	14	57	(2,637)
Chemicals	22,227	7,839	14,387	16,535	3,804	1,882	5	32	8	(2,102)
Metals and mining	14,492	6,299	8,193	8,593	4,251	1,614	34	13	5	(602)
Banks and finance companies	52,639	29,570	23,069	43,546	4,648	4,387	59	27	79	(765)
Energy and commodities(7)	48,447	14,009	34,438	33,678	7,226	6,546	996	70	285	(4,199)
Health	35,421	8,575	26,846	29,081	4,354	1,749	238	17	17	(1,964)
Public sector	26,705	13,416	13,289	22,098	1,887	2,704	16	45	9	(1,089)
Insurance	26,576	1,925	24,651	25,864	575	136	—	27	1	(2,682)
Asset managers and funds	19,745	4,491	15,254	18,528	1,013	191	13	41	(1)	(84)
Financial markets infrastructure	12,610	229	12,382	12,590	20	—	—	—	—	(9)
Securities firms	976	430	547	573	298	97	9	—	—	(6)
Other industries	9,009	4,247	4,762	4,980	2,404	1,442	182	10	43	(138)
Total	$778,603	$338,246	$440,357	$621,784	$86,427	$65,914	$4,477	$1,982	$976	$(38,839)

(1)    Excludes $42.0 billion and $4.4 billion of funded and unfunded exposure at December 31, 2020, respectively, primarily related to the delinquency-managed private bank portfolio. Funded balances also excludes loans carried at fair value of $6.8 billion at December 31, 2020.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Excludes $162 million of past due loans primarily related to the delinquency-managed private bank portfolio.
(4)    Net credit losses (recoveries) are for the year ended December 31, 2020 and exclude delinquency-managed private bank credit losses of $10 million.
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
(6)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $20.2 billion ($10.3 billion in funded, with more than 99% rated investment grade) at December 31, 2020.
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

Exposure to Commercial Real Estate
As of December 31, 2021, ICG’s total corporate credit exposure to commercial real estate (CRE) was $66 billion, with $44 billion consisting of direct outstanding funded loans (mainly included in the real estate and private bank categories in the above table), or 7% of Citi’s total outstanding loans. In addition, as of December 31, 2021, more than 70% of ICG’s total corporate CRE exposure was to borrowers in the U.S. Also as of December 31, 2021, approximately 77% of ICG’s total corporate CRE exposure was rated investment grade.
As of December 31, 2021, the ACLL was 0.9% of funded CRE exposure, including 2.4% of funded non-investment-grade exposure.

Of the total CRE exposure:

•$20 billion ($12 billion of direct outstanding funded loans) relates to Community Reinvestment Act-related lending provided pursuant to Citi’s regulatory requirements to meet the credit needs of borrowers in low and moderate income neighborhoods.
•$20 billion ($16 billion of direct outstanding funded loans) relates to exposure secured by mortgages on underlying properties or in well-rated securitization exposures.
•$15 billion ($5 billion of direct outstanding funded loans) relates to unsecured loans to large REITs, with nearly 74% of the exposure rated investment grade.
•$11 billion ($11 billion of direct outstanding funded loans) relates to CRE exposure in the private bank, of which 100% is secured by mortgages. In addition, 48% of the exposure is also full recourse to the client. As of December 31, 2021, 82% of the exposure was rated investment grade.

Credit Risk Mitigation
As part of its overall risk management activities, Citi uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its corporate credit portfolio, in addition to outright asset sales. Citi may enter into partial-term hedges as well as full-term hedges. In advance of the expiration of partial-term hedges, Citi will determine, among other factors, the economic feasibility of hedging the remaining life of the instrument. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected primarily in Principal transactions in the Consolidated Statement of Income.
At December 31, 2021, September 30, 2021 and December 31, 2020, ICG (excluding the delinquency-managed private bank portfolio) had economic hedges on the corporate credit portfolio of $39.6 billion, $38.1 billion and $38.8 billion, respectively. Citi’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG (excluding the delinquency-managed private bank portfolio) corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	December 31, 2021	September 30, 2021	December 31, 2020
AAA/AA/A	35%	32%	30%
BBB	49	47	48
BB/B	13	17	19
CCC or below	3	4	3
Total	100%	100%	100%

Loan Maturities and Fixed/Variable Pricing of Corporate Loans

In millions of dollars at December 31, 2021	Due within 1 year	Over 1 year but within 5 years	Over 5 years but within 15 years	Over 15 years	Total
Corporate loans
In North America offices(1)
Commercial and industrial loans	$25,694	$24,878	$973	$454	$51,999
Financial institutions	50,299	16,534	91	12	66,936
Mortgage and real estate(2)	12,385	5,948	5,460	39,564	63,357
Installment, revolving credit and other	13,090	13,454	2,573	26	29,143
Lease financing	95	230	88	—	413
Total	$101,563	$61,044	$9,185	$40,056	$211,848
In offices outside the North America(1)
Commercial and industrial loans	$75,502	$22,905	$4,650	$110	$103,167
Financial institutions	26,672	5,147	92	292	32,203
Mortgage and real estate(2)	4,359	4,541	912	600	10,412
Installment, revolving credit and other	25,518	7,440	455	1,023	34,436
Governments and official institutions	792	2,183	843	605	4,423
Lease financing	1	23	18	—	42
Total	$132,844	$42,239	$6,970	$2,630	$184,683
Corporate loans, net of unearned income(3)	$234,407	$103,283	$16,155	$42,686	$396,531
Loans at fixed interest rates(4)
Commercial and industrial loans		$6,003	$752	$96
Financial institutions		4,982	26	12
Mortgage and real estate(2)		1,506	4,557	17,150
Installment, revolving credit and other		4,481	856	92
Lease financing		240	88	—
Total		$17,212	$6,279	$17,350
Loans at floating or adjustable interest rates(4)
Commercial and industrial loans		$41,780	$4,871	$468
Financial institutions		16,699	157	292
Mortgage and real estate(2)		8,983	1,815	23,015
Installment, revolving credit and other		18,597	3,015	1,561
Lease financing		12	18	—
Total		$86,071	$9,876	$25,336
Total fixed/variable pricing of corporate loans with maturities due after one year, net of unearned income(3)		$103,283	$16,155	$42,686

(1)    North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)    Loans secured primarily by real estate.
(3)    Corporate loans are net of unearned income of ($799) million. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(4)    Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 22 to the Consolidated Financial Statements.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	December 31,
In millions of dollars	2021	2020	2019	2018	2017
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$43,813	$47,778	$47,008	$47,412	$49,375
Home equity loans(2)	5,101	7,128	9,223	11,543	14,827
Credit cards	133,868	130,385	149,163	144,542	139,718
Personal, small business and other	3,158	4,509	3,699	4,046	4,140
Total	$185,940	$189,800	$209,093	$207,543	$208,060
In offices outside North America(1)
Residential mortgages(2)	$34,601	$39,969	$38,024	$36,388	$37,870
Credit cards	17,808	22,692	25,909	24,951	25,727
Personal, small business and other	32,887	36,378	36,522	33,478	34,157
Total	$85,296	$99,039	$100,455	$94,817	$97,754
Consumer loans, net of unearned income(3)	$271,236	$288,839	$309,548	$302,360	$305,814
Corporate loans
In North America offices(1)
Commercial and industrial	$51,999	$57,731	$55,929	$60,861	$60,219
Financial institutions	66,936	55,809	53,922	48,447	39,128
Mortgage and real estate(2)	63,357	60,675	53,371	50,124	44,683
Installment and other	29,143	26,744	31,238	32,425	31,932
Lease financing	413	673	1,290	1,429	1,470
Total	$211,848	$201,632	$195,750	$193,286	$177,432
In offices outside North America(1)
Commercial and industrial	$103,167	$104,072	$112,668	$114,029	$113,178
Financial institutions	32,203	32,334	40,211	36,837	35,273
Mortgage and real estate(2)	10,412	11,371	9,780	7,376	7,309
Installment and other	34,436	33,759	27,303	25,685	22,638
Lease financing	42	65	95	103	190
Governments and official institutions	4,423	3,811	4,128	4,520	5,200
Total	$184,683	$185,412	$194,185	$188,550	$183,788
Corporate loans, net of unearned income(4)	$396,531	$387,044	$389,935	$381,836	$361,220
Total loans—net of unearned income	$667,767	$675,883	$699,483	$684,196	$667,034
Allowance for credit losses on loans (ACLL)	(16,455)	(24,956)	(12,783)	(12,315)	(12,355)
Total loans—net of unearned income and ACLL	$651,312	$650,927	$686,700	$671,881	$654,679
ACLL as a percentage of total loans— net of unearned income(5)	2.49%	3.73%	1.84%	1.81%	1.86%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	5.02%	6.77%	3.20%	3.14%	3.08%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	0.73%	1.42%	0.75%	0.74%	0.82%

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
(3)Consumer loans are net of unearned income of $659 million, $749 million, $783 million, $742 million and $768 million at December 31, 2021, 2020, 2019, 2018 and 2017, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)Corporate loans include private bank loans and are net of unearned income of $(799) million, $(844) million, $(814) million, $(855) million and $(794) million at December 31, 2021, 2020, 2019, 2018 and 2017, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

In millions of dollars	2021	2020	2019	2018	2017
Allowance for credit losses on loans (ACLL) at beginning of year	$24,956	$12,783	$12,315	$12,355	$12,060
Adjustments to opening balance:
Financial instruments—credit losses (CECL)(1)	—	4,201	—	—	—
Variable post-charge-off third-party collection costs(2)	—	(443)	—	—	—
Adjusted ACLL at beginning of year	$24,956	$16,541	$12,315	$12,355	$12,060
Provision for credit losses on loans (PCLL)
Consumer(2)	(966)	11,765	7,751	7,258	7,329
Corporate	(2,137)	4,157	467	96	174
Total	$(3,103)	$15,922	$8,218	$7,354	$7,503
Gross credit losses on loans
Consumer
In U.S. offices	$4,055	$6,047	$6,538	$5,971	$5,664
In offices outside the U.S.	2,143	2,144	2,316	2,351	2,377
Corporate
Commercial and industrial, and other
In U.S. offices	239	562	265	121	223
In offices outside the U.S.	256	409	196	208	401
Loans to financial institutions
In U.S. offices	1	14	—	3	3
In offices outside the U.S.	1	12	3	7	1
Mortgage and real estate
In U.S. offices	20	71	23	2	2
In offices outside the U.S.	5	4	—	2	2
Total	$6,720	$9,263	$9,341	$8,665	$8,673
Credit recoveries on loans(2)
Consumer
In U.S. offices	$1,204	$1,106	$975	$912	$892
In offices outside the U.S.	494	460	503	502	552
Corporate
Commercial and industrial, and other
In U.S. offices	67	43	28	47	31
In offices outside the U.S.	56	28	59	78	117
Loans to financial institutions
In U.S. offices	3	—	—	—	1
In offices outside the U.S.	1	14	—	3	1
Mortgage and real estate
In U.S. offices	—	—	8	6	2
In offices outside the U.S.	—	1	—	4	1
Total	$1,825	$1,652	$1,573	$1,552	$1,597
Net credit losses on loans (NCLs)
In U.S. offices	$3,041	$5,545	$5,815	$5,132	$4,966
In offices outside the U.S.	1,854	2,066	1,953	1,981	2,110
Total	$4,895	$7,611	$7,768	$7,113	$7,076
Other—net(3)(4)(5)(6)(7)(8)	$(503)	$104	$18	$(281)	$(132)
Allowance for credit losses on loans (ACLL) at end of year	$16,455	$24,956	$12,783	$12,315	$12,355
ACLL as a percentage of EOP loans(9)	2.49%	3.73%	1.84%	1.81%	1.86%
Allowance for credit losses on unfunded lending commitments (ACLUC)(10)(11)	$1,871	$2,655	$1,456	$1,367	$1,258

Total ACLL and ACLUC	$18,326	$27,611	$14,239	$13,682	$13,613
Net consumer credit losses on loans	$4,500	$6,625	$7,376	$6,908	$6,597
As a percentage of average consumer loans	1.66%	2.32%	2.49%	2.33%	2.22%
Net corporate credit losses on loans	$395	$986	$392	$205	$479
As a percentage of average corporate loans	0.10%	0.25%	0.10%	0.05%	0.14%
ACLL by type at end of year(12)
Consumer	$13,616	$19,554	$9,897	$9,504	$9,412
Corporate	2,839	5,402	2,886	2,811	2,943
Total	$16,455	$24,956	$12,783	$12,315	$12,355

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
(4)2021 includes an approximate $280 million reclass related to Citi’s agreement to sell its consumer banking business in Australia and an approximate $90 million reclass related to Citi’s agreement to sell its consumer banking business in the Philippines. Those ACLL were reclassified to Other assets during 2021. 2021 also includes a decrease of approximately $134 million related to FX translation.
(5)2020 includes reductions of approximately $4 million related to the transfer to HFS of various real estate loan portfolios. In addition, 2020 includes an increase of approximately $97 million related to FX translation.
(6)2019 includes reductions of approximately $42 million related to the sale or transfer to HFS of various loan portfolios. In addition, 2019 includes a reduction of approximately $60 million related to FX translation.
(7)2018 includes reductions of approximately $201 million related to the sale or transfer to HFS of various loan portfolios, which include approximately $106 million related to the transfer of various real estate loan portfolios to HFS. In addition, 2017 includes an increase of approximately $115 million related to FX translation.
(8)2017 includes reductions of approximately $261 million related to the sale or transfer to HFS of various loan portfolios, which include approximately $106 million related to the transfer of various real estate loan portfolios to HFS. In addition, 2017 includes an increase of approximately $115 million related to FX translation.
(9)December 31, 2021, 2020, 2019, 2018 and 2017 exclude $6.1 billion, $6.9 billion, $4.1 billion, $3.2 billion and $4.4 billion, respectively, of loans which are carried at fair value.
(10)2020 corporate ACLUC includes a non-provision transfer of $68 million, representing reserves on performance guarantees. The reserves on these contracts were reclassified out of the ACL on unfunded lending commitments and into other liabilities.
(11)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(12)Beginning in 2020, under CECL, the ACLL represents management’s estimate of expected credit losses in the portfolio and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements below. Attribution of the ACLL is made for analytical purposes only and the entire ACLL is available to absorb credit losses in the overall portfolio. Prior to 2020, the ACLL represented management’s estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and TDRs. See “Superseded Accounting Principles” in Note 1 to the Consolidated Financial Statements.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	December 31, 2021
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$10.8	$133.8	8.1%
North America mortgages(3)	0.2	48.9	0.4
North America other	0.3	3.2	9.4
International cards	1.2	17.8	6.7
International other(4)	1.2	67.5	1.8
Total	$13.7	$271.2	5.1%
Corporate
Commercial and industrial	$1.5	$151.1	1.0%
Financial institutions	0.3	98.9	0.3
Mortgage and real estate	0.7	73.8	0.9
Installment and other	0.3	66.7	0.4
Total	$2.8	$390.5	0.7%
Loans at fair value(1)	N/A	$6.1	N/A
Total Citigroup	$16.5	$667.8	2.5%

(1)Loans carried at fair value do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both branded cards and retail services. The $10.8 billion of loan loss reserves represented approximately 63 months of coincident net credit loss coverage. As of December 31, 2021, North America branded cards ACLL as a percentage of EOP loans was 7.1% and North America retail services ACLL as a percentage of EOP loans was 10.0%.
(3)Of the $0.2 billion, approximately $0.1 billion and $0.1 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $48.9 billion in loans, approximately $47.5 billion and $1.4 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.
(4)Includes mortgages and other retail loans.

	December 31, 2020
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$14.7	$130.4	11.3%
North America mortgages(3)	0.7	54.9	1.3
North America other	0.3	4.5	6.7
International cards	2.1	22.7	9.3
International other(4)	1.8	76.3	2.4
Total	$19.6	$288.8	6.8%
Corporate
Commercial and industrial	$3.6	$156.3	2.3%
Financial institutions	0.4	87.7	0.5
Mortgage and real estate	1.1	72.1	1.5
Installment and other	0.3	64.1	0.5
Total	$5.4	$380.2	1.4%
Loans at fair value(1)	N/A	$6.9	N/A
Total Citigroup	$25.0	$675.9	3.7%
(1)Loans carried at fair value do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both branded cards and retail services. The $14.7 billion of loan loss reserves represented approximately 53 months of coincident net credit loss coverage. As of December 31, 2020, North America branded cards ACLL as a percentage of EOP loans was 10.0% and North America retail services ACLL as a percentage of EOP loans was 13.6%.
(3)Of the $0.7 billion, nearly all was allocated to North America mortgages in Corporate/Other, including approximately $0.5 billion and $0.2 billion determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $54.9 billion in loans, approximately $53.0 billion and $1.9 billion of the loans were evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.
(4)Includes mortgages and other retail loans.

The following table details Citi’s corporate credit allowance for credit losses on loans (ACLL) by industry exposure as of December 31, 2021:

In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$51,502	$597	1.16%
Private bank	79,684	145	0.18
Consumer retail	32,894	288	0.88
Technology, media and telecom	28,542	170	0.60
Real estate	46,220	509	1.10
Power, chemicals, metals and mining	20,224	151	0.75
Banks and finance companies	36,804	197	0.54
Energy and commodities	13,485	268	1.99
Health	8,826	73	0.83
Public sector	12,464	74	0.59
Insurance	3,162	8	0.25
Asset managers and funds	6,649	34	0.51
Financial markets infrastructure	109	—	—
Securities firms	613	10	1.63
Other industries	2,802	28	1.00
Total classifiably managed loans(2)	$343,980	$2,552	0.74%
Loans managed on a delinquency basis(3)	$46,481	$287	0.62%
Total	$390,461	$2,839	0.73%

(1)    Funded exposure excludes loans carried at fair value of $6.1 billion that are not subject to ACLL under the CECL standard.
(2)    As of December 31, 2021, the ACLL shown above reflects coverage of 0.4% of funded investment-grade exposure and 2.3% of funded non-investment-grade exposure.
(3)    Primarily associated with delinquency-managed private bank loans including non-rated mortgage and real estate loans to private banking clients at December 31, 2021.

The following table details Citi’s corporate credit allowance for credit losses on loans (ACLL) by industry exposure as of December 31, 2020:

In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$58,352	$1,558	2.67%
Private bank	75,693	224	0.30
Consumer retail	34,621	563	1.63
Technology, media and telecom	29,821	407	1.36
Real estate	42,711	718	1.68
Power, chemicals, metals and mining	20,156	312	1.55
Banks and finance companies	29,570	219	0.74
Energy and commodities	14,009	523	3.73
Health	8,575	144	1.68
Public sector	13,416	172	1.28
Insurance	1,925	7	0.36
Asset managers and funds	4,491	22	0.49
Financial markets infrastructure	229	—	—
Securities firms	430	10	2.33
Other industries	4,247	122	2.87
Total classifiably managed loans(2)	$338,246	$5,001	1.48%
Loans managed on a delinquency basis(3)	$41,958	$401	0.96%
Total	$380,204	$5,402	1.42%

(1)    Funded exposure excludes loans carried at fair value of $6.8 billion that are not subject to ACLL under the CECL standard.
(2)    As of December 31, 2021, the ACLL shown above reflects coverage of 0.5% of funded investment-grade exposure and 4.4% of funded non-investment-grade exposure.
(3)    Primarily associated with delinquency-managed private bank loans including non-rated mortgage and real estate loans to private banking clients at December 31, 2020.

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
•A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Non-accrual loans may still be current on interest payments. Citi’s corporate non-accrual loans were $1.9 billion, $2.4 billion and $3.5 billion as of December 31, 2021, September 30, 2021 and December 31, 2020, respectively. Of these, approximately 54%, 56% and 59% were performing at December 31, 2021, September 30, 2021 and December 31, 2020, respectively.
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
•North America branded cards and retail services are not included because, under industry standards, credit card loans accrue interest until such loans are charged off, which typically occurs at 180 days of contractual delinquency.

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

	December 31,
In millions of dollars	2021	2020	2019	2018	2017
Corporate non-accrual loans(1)
North America	$801	$1,928	$1,214	$586	$966
EMEA	399	661	430	375	849
Latin America	568	719	473	307	348
Asia	109	219	71	243	70
Total corporate non-accrual loans	$1,877	$3,527	$2,188	$1,511	$2,233
Consumer non-accrual loans(1)
North America	$759	$1,059	$905	$1,138	$1,468
Latin America	524	774	632	638	688
Asia(2)	219	308	279	250	243
Total consumer non-accrual loans	$1,502	$2,141	$1,816	$2,026	$2,399
Total non-accrual loans	$3,379	$5,668	$4,004	$3,537	$4,632

(1)For years prior to 2020, excludes purchased credit-deteriorated loans, as they are generally accruing interest. The carrying value of these loans was $128 million at December 31, 2019, $128 million at December 31, 2018 and $167 million at December 31, 2017.
(2)    Asia GCB includes balances in certain EMEA countries for all periods presented.
The changes in Citigroup’s non-accrual loans were as follows:

	Year ended			Year ended
	December 31, 2021			December 31, 2020
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of year	$3,527	$2,141	$5,668	$2,188	$1,816	$4,004
Additions	1,708	2,018	3,726	5,103	2,829	7,932
Sales and transfers to HFS	(405)	(199)	(604)	(2)	(95)	(97)
Returned to performing	(217)	(615)	(832)	(157)	(389)	(546)
Paydowns/settlements	(2,215)	(630)	(2,845)	(3,117)	(677)	(3,794)
Charge-offs	(493)	(1,180)	(1,673)	(446)	(1,132)	(1,578)
Other	(28)	(33)	(61)	(42)	(211)	(253)
Ending balance	$1,877	$1,502	$3,379	$3,527	$2,141	$5,668

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	December 31,
In millions of dollars	2021	2020	2019	2018	2017
OREO
North America	$15	$19	$39	$64	$89
EMEA	—	—	1	1	2
Latin America	8	7	14	12	35
Asia	4	17	7	22	18
Total OREO	$27	$43	$61	$99	$144
Non-accrual assets
Corporate non-accrual loans	$1,877	$3,527	$2,188	$1,511	$2,233
Consumer non-accrual loans	1,502	2,141	1,816	2,026	2,399
Non-accrual loans (NAL)	$3,379	$5,668	$4,004	$3,537	$4,632
OREO	$27	$43	$61	$99	$144
Non-accrual assets (NAA)	$3,406	$5,711	$4,065	$3,636	$4,776
NAL as a percentage of total loans	0.51%	0.84%	0.57%	0.52%	0.69%
NAA as a percentage of total assets	0.15	0.25	0.21	0.19	0.26
ACLL as a percentage of NAL(1)	487	440	319	348	267

(1)The ACLL includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and, prior to 2020, include purchased credit-deteriorated loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Dec. 31, 2021	Dec. 31, 2020
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$103	$193
Mortgage and real estate	51	60
Financial institutions	—	—
Other	32	30
Total	$186	$283
In offices outside the U.S.
Commercial and industrial(2)	$133	$132
Mortgage and real estate	22	32
Financial institutions	—	—
Other	9	3
Total	$164	$167
Total corporate renegotiated loans	$350	$450
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,422	$1,904
Cards	1,269	1,449
Installment and other	26	33
Total	$2,717	$3,386
In offices outside the U.S.
Mortgage and real estate	$223	$361
Cards	313	533
Installment and other	428	519
Total	$964	$1,413
Total consumer renegotiated loans	$3,681	$4,799

(1)Includes $321 million and $415 million of non-accrual loans included in the non-accrual loans table above at December 31, 2021 and 2020, respectively. The remaining loans were accruing interest.
(2)In addition to modifications reflected as TDRs at December 31, 2021 and 2020, Citi also modified none and $47 million, respectively, of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession or because the modifications qualified for exemptions from TDR accounting provided by the CARES Act or the interagency guidance.
(3)Includes $627 million and $873 million of non-accrual loans included in the non-accrual loans table above at December 31, 2021 and 2020, respectively. The remaining loans were accruing interest.

Forgone Interest Revenue on Loans(1)

In millions of dollars	In U.S. offices	In non- U.S. offices	2021 total
Interest revenue that would have been accrued at original contractual rates(2)	$343	$346	$689
Amount recognized as interest revenue(2)	166	189	355
Forgone interest revenue	$177	$157	$334

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
Citi’s funding and liquidity management objectives are aimed at (i) funding its existing asset base, (ii) growing its core businesses, (iii) maintaining sufficient liquidity, structured appropriately, so that Citi can operate under a variety of adverse circumstances, including potential Company-specific and/or market liquidity events in varying durations and severity, and (iv) satisfying regulatory requirements, including, among other things, those related to resolution planning (for additional information, see “Resolution Plan” and “Total Loss-Absorbing Capacity (TLAC)” below). Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across two major categories:
•Citibank (including Citibank Europe plc, Citibank Singapore Ltd. and Citibank (Hong Kong) Ltd.); and
•Citi’s non-bank and other entities, including the parent holding company (Citigroup Inc.), Citi’s primary intermediate holding company (Citicorp LLC), Citi’s broker-dealer subsidiaries (including Citigroup Global Markets Inc., Citigroup Global Markets Limited. and Citigroup Global Markets Japan Inc.) and other bank and non-bank subsidiaries that are consolidated into Citigroup (including Citibanamex).

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
Citi’s primary funding sources include (i) corporate and consumer deposits via Citi’s bank subsidiaries, including Citibank, N.A. (Citibank), (ii) long-term debt (primarily senior and subordinated debt) mainly issued by Citigroup Inc., as the parent, and Citibank, and (iii) stockholders’ equity. These sources may be supplemented by short-term borrowings, primarily in the form of secured funding transactions.
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
Citi’s CRO and Chief Financial Officer co-chair Citigroup’s ALCO, which includes Citi’s Treasurer and other senior executives. The ALCO sets the strategy of the liquidity portfolio and monitors portfolio performance (for additional information about the ALCO, see “Risk Governance—Board and Executive Management Committees” above). Significant changes to portfolio asset allocations are approved by the ALCO. Citi also has other ALCOs, which are established at various organizational levels to ensure appropriate oversight for countries, franchise businesses and regions, serving as the primary governance committees for managing Citi’s balance sheet and liquidity.
As a supplement to ALCO, Citi’s Funding and Liquidity Risk Committee (FLRC) is a more focused assembly for funding and liquidity risk matters. The FLRC reviews and discusses the funding and liquidity risk profile of, as well as risk management practices for Citigroup and Citibank and reports its findings and recommendations to each relevant ALCO as appropriate.

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

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020
Available cash	$253.6	$255.1	$304.3	$2.6	$3.5	$2.1	$256.2	$258.6	$306.4
U.S. sovereign	119.6	108.9	77.8	63.1	64.3	64.8	182.7	173.2	142.6
U.S. agency/agency MBS	45.0	45.3	31.8	5.7	6.0	6.5	50.7	51.3	38.3
Foreign government debt(1)	48.9	50.2	39.6	13.6	11.2	16.2	62.5	61.4	55.8
Other investment grade	1.6	1.8	1.2	0.8	0.3	0.5	2.4	2.1	1.7
Total HQLA (AVG)	$468.7	$461.2	$454.7	$85.8	$85.3	$90.1	$554.5	$546.5	$544.8

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
(1)     Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises and principally include government bonds from Japan, Mexico, South Korea, India and Hong Kong.

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities and any amounts in excess of these minimums that are assumed to be transferable to other entities within Citigroup. Citigroup’s HQLA increased quarter-over-quarter as of the fourth quarter of 2021, primarily reflecting an increase in deposits.
As of December 31, 2021, Citigroup had $961 billion of available liquidity resources to support client and business needs, including end-of-period HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within Citi’s HQLA to support Federal Home Loan Bank (FHLB) and Federal Reserve Bank discount window borrowing capacity.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR.
The LCR is calculated by dividing HQLA by estimated net outflows assuming a stressed 30-day period, with the net outflows determined by standardized stress outflow and inflow rates prescribed in the LCR rule. The outflows are partially offset by contractual inflows from assets maturing within 30 days. Similar to outflows, the inflows are calculated based on prescribed factors to various assets categories, such as retail loans as well as unsecured and secured wholesale lending. The minimum LCR requirement is 100%.
The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020
HQLA	$554.5	$546.5	$544.8
Net outflows	482.9	474.8	460.7
LCR	115%	115%	118%
HQLA in excess of net outflows	$71.6	$71.7	$84.1

Note: The amounts are presented on an average basis.

As of December 31, 2021, Citi’s average LCR was unchanged sequentially, as Citi’s average HQLA and net outflows increased proportionately.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
As previously disclosed, in October 2020, the U.S. banking agencies adopted a final rule to assess the availability of a bank’s stable funding against a required level.
In general, a bank’s available stable funding includes portions of equity, deposits and long-term debt, while its required stable funding will be based on the liquidity characteristics of its assets, derivatives and commitments. Standardized weightings are required to be applied to the various asset and liabilities classes. The ratio of available stable funding to required stable funding is required to be greater than 100%.
The final rule became effective beginning July 1, 2021, while public disclosure requirements to report the ratio will occur on a semiannual basis beginning June 30, 2023. Citi was in compliance with the final rule as of December 31, 2021.

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

In billions of dollars	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020
Global Consumer Banking
North America	$176.8	$173.8	$179.4
Latin America	13.0	13.2	14.3
Asia(1)	72.5	75.9	82.4
Total	$262.3	$262.9	$276.1
Institutional Clients Group
Corporate lending	$127.5	$129.2	$146.2
Treasury and trade solutions (TTS)	76.3	73.7	67.1
Private bank	124.5	125.9	113.3
Markets and securities services and other	72.5	72.0	56.1
Total	$400.8	$400.8	$382.7
Total Corporate/Other	$4.3	$4.7	$7.4
Total Citigroup loans (AVG)	$667.4	$668.5	$666.2
Total Citigroup loans (EOP)	$667.8	$664.8	$676.1

(1)Includes loans in certain EMEA countries for all periods presented.

As of the fourth quarter of 2021, end-of period loans declined 1% year-over-year and were largely unchanged quarter-over-quarter.
On an average basis, loans were largely unchanged both year-over-year and sequentially. Excluding the impact of FX translation, average loans increased 1% year-over-year and were largely unchanged sequentially. On this basis, average GCB loans declined 4% year-over-year, primarily reflecting the reclassification of loans to held-for-sale as a result of Citi’s entry into agreements to sell its consumer banking businesses in Australia and the Philippines.
Excluding the impact of FX translation, average ICG loans increased 5% year-over-year. Loans in corporate lending declined 12% on an average basis, reflecting net repayments as Citi continued to assist its clients in accessing the capital markets, as well as lower demand. Private bank loans increased 10%, largely driven by increased secured lending to high-net-worth clients. Markets and securities services loans increased 29%, reflecting an increase in securitization financing. TTS loans increased 15%, reflecting an increase in trade flows and originations.
Average Corporate/Other loans continued to decline (down 46%), driven by the wind-down of legacy assets.

Deposits
The table below details the average deposits, by business and/or segment, and the total end-of-period deposits for each of the periods indicated:

In billions of dollars	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020
Global Consumer Banking(1)
North America	$214.0	$208.4	$188.9
Latin America	23.8	24.2	24.3
Asia(2)	117.2	120.7	120.0
Total	$355.0	$353.3	$333.2
Institutional Clients Group
Treasury and trade solutions (TTS)	$690.6	$674.8	$686.5
Banking ex-TTS	188.2	179.5	163.2
Markets and securities services	129.3	127.2	109.3
Total	$1,008.1	$981.6	$959.0
Corporate/Other	$7.2	$8.2	$13.1
Total Citigroup deposits (AVG)	$1,370.3	$1,343.0	$1,305.3
Total Citigroup deposits (EOP)	$1,317.2	$1,347.5	$1,280.7

(1)Reflects deposits within retail banking.
(2)Includes deposits in certain EMEA countries for all periods presented.

End-of-period deposits increased 3% year-over-year and declined 2% sequentially.
As of the fourth quarter of 2021, on an average basis, deposits increased 5% year-over-year and 2% sequentially. Excluding the impact of FX translation, average deposits grew 6% from the prior-year period and 3% sequentially. The year-over-year increase reflected continued client engagement as well as the elevated level of liquidity in the financial system. Excluding the impact of FX translation, average deposits in GCB increased 7%, with continued strong growth in North America.
Excluding the impact of FX translation, average deposits in ICG grew 6% year-over-year, with strong growth in the private bank and securities services.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the Citigroup parent company and Citi’s non-bank subsidiaries and is a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multiyear contractual maturity structure. The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.6 years as of December 31, 2021, unchanged from the prior quarter and the prior year. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
Citi’s long-term debt outstanding at the Citigroup parent company includes benchmark senior and subordinated debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and complements benchmark debt issuance as a source of funding for Citi’s non-bank entities. Citi’s long-term debt at the bank includes Citibank benchmark senior debt, FHLB borrowings and securitizations.
Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020
Non-bank(1)
Benchmark debt:
Senior debt	$117.8	$123.9	$126.2
Subordinated debt	25.7	26.0	27.1
Trust preferred	1.7	1.7	1.7
Customer-related debt	78.3	74.7	65.2
Local country and other(2)	7.3	7.2	6.7
Total non-bank	$230.8	$233.5	$226.9
Bank
FHLB borrowings	$5.3	$5.8	$10.9
Securitizations(3)	9.6	11.0	16.6
Citibank benchmark senior debt	3.6	3.6	13.6
Local country and other(2)	5.1	4.3	3.6
Total bank	$23.6	$24.7	$44.7
Total long-term debt	$254.4	$258.2	$271.7

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of December 31, 2021, non-bank included $65.9 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries, as well as certain Citigroup consolidated hedging activities.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included. Within bank, borrowings under certain U.S. government-sponsored liquidity programs are also included.
(3)Predominantly credit card securitizations, primarily backed by branded credit card receivables.

As of the fourth quarter of 2021, Citi’s total long-term debt outstanding decreased year-over-year, primarily driven by declines in unsecured benchmark senior debt at the non-bank entities and the bank, as well as securitizations and FHLB borrowings at the bank. The decrease in total long-term debt was partially offset by the issuance of customer-related debt at the non-bank entities. Sequentially, long-term debt outstanding decreased, driven primarily by decreases in unsecured benchmark senior debt at the non-bank entities and securitizations at the bank, partially offset by the issuance of customer-related debt at the non-bank entities.
As part of its liability management, Citi also has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During 2021, Citi redeemed or repurchased an aggregate of approximately $33.8 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2021		2020		2019
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$17.6	$15.4	$6.5	$20.4	$16.5	$16.2
Subordinated debt	—	—	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	31.2	48.7	27.7	36.8	12.7	25.1
Local country and other	3.3	3.6	2.4	1.4	1.1	5.4
Total non-bank	$52.1	$67.7	$36.6	$58.6	$30.3	$46.7
Bank
FHLB borrowings	$5.7	$—	$7.5	$12.9	$7.1	$2.1
Securitizations	6.1	—	4.6	0.3	7.9	0.1
Citibank benchmark senior debt	9.8	—	9.8	—	4.8	8.8
Local country and other	1.2	2.9	4.9	4.6	0.9	1.4
Total bank	$22.8	$2.9	$26.8	$17.8	$20.7	$12.4
Total	$74.9	$70.6	$63.4	$76.4	$51.0	$59.1

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) in 2021, as well as its aggregate expected remaining long-term debt maturities by year as of December 31, 2021:

	Maturities
In billions of dollars	2021	2022	2023	2024	2025	2026	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$17.6	$8.2	$12.6	$11.0	$10.7	$18.2	$57.1	$117.8
Subordinated debt	—	0.8	1.3	1.0	5.2	2.6	14.8	25.7
Trust preferred	—	—	—	—	—	—	1.7	1.7
Customer-related debt	31.2	11.9	10.2	8.5	4.9	5.5	37.3	78.3
Local country and other	3.3	2.3	2.2	0.1	—	0.7	1.8	7.3
Total non-bank	$52.1	$23.2	$26.3	$20.6	$20.8	$27.0	$112.7	$230.8
Bank
FHLB borrowings	$5.7	$5.3	$—	$—	$—	$—	$—	$5.3
Securitizations	6.1	2.1	3.3	1.4	0.4	—	2.4	9.6
Citibank benchmark senior debt	9.8	0.9	—	2.7	—	—	—	3.6
Local country and other	1.2	1.5	0.9	0.9	0.1	0.1	1.6	5.1
Total bank	$22.8	$9.8	$4.2	$5.0	$0.5	$0.1	$4.0	$23.6
Total long-term debt	$74.9	$33.0	$30.5	$25.6	$21.3	$27.1	$116.7	$254.4

Resolution Plan
Citi is required under Title I of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and the rules promulgated by the FDIC and Federal Reserve Board to periodically submit a plan for Citi’s rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure.
On December 17, 2019, the Federal Reserve Board and FDIC issued feedback on the resolution plans filed on July 1, 2019 by the eight U.S. Global Systemically Important Banks, including Citigroup. The Federal Reserve Board and FDIC identified one shortcoming, but no deficiencies, in Citigroup's resolution plan relating to governance mechanisms. Based on regulatory changes effective December 31, 2019, Citigroup's 2021 resolution plan submission, which was filed on July 1, 2021 was a targeted resolution plan, only including a subset of the information of a full resolution plan and additional information, identified by the Federal Reserve Board and FDIC on July 1, 2020. Citigroup will alternate between submitting a full resolution plan and a targeted resolution plan on a biennial cycle. For additional information on Citi’s resolution plan submissions, see “Risk Factors—Strategic Risks” above. Citigroup’s preferred resolution strategy is “single point of entry” under the U.S. Bankruptcy Code.
Under Citi’s preferred “single point of entry” resolution plan strategy, only Citigroup, the parent holding company, would enter into bankruptcy, while Citigroup’s material legal entities (as defined in the public section of its 2021 resolution plan, which can be found on the Federal Reserve Board’s and FDIC’s websites) would remain operational outside of any resolution or insolvency proceedings. Citigroup’s resolution plan has been designed to minimize the risk of systemic impact to the U.S. and global financial systems, while maximizing the value of the bankruptcy estate for the benefit of Citigroup’s creditors, including its unsecured long-term debt holders.
In addition, in line with the Federal Reserve Board’s final total loss-absorbing capacity (TLAC) rule, Citigroup believes it has developed the resolution plan so that Citigroup’s shareholders and unsecured creditors—including its unsecured long-term debt holders—bear any losses resulting from Citigroup’s bankruptcy. Accordingly, any value realized by holders of its unsecured long-term debt may not be sufficient to repay the amounts owed to such debt holders in the event of a bankruptcy or other resolution proceeding of Citigroup.
The FDIC has also indicated that it was developing a single point of entry strategy to implement the Orderly Liquidation Authority under Title II of the Dodd-Frank Act, which provides the FDIC with the ability to resolve a firm when it is determined that bankruptcy would have serious adverse effects on financial stability in the U.S.
As previously disclosed, in response to feedback received from the Federal Reserve Board and FDIC, Citigroup took the following actions:

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

Secured Funding Transactions
Secured funding is primarily accessed through Citi’s broker-dealer subsidiaries to fund efficiently both (i) secured lending activity and (ii) a portion of the securities inventory held in the context of market-making and customer activities. Citi also executes a smaller portion of its secured funding transactions through its bank entities, which are typically collateralized by government debt securities. Generally, daily changes in the level of Citi’s secured funding are primarily due to fluctuations in secured lending activity in the matched book (as described below) and securities inventory.
Secured funding of $191 billion as of December 31, 2021 decreased 3% from the prior-year period and 9% sequentially. Excluding the impact of FX translation, secured funding decreased 1% from the prior-year period and 8% sequentially, driven by normal business activity. The average balance for secured funding was approximately $222 billion for the quarter ended December 31, 2021.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market-making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of December 31, 2021.
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

Short-Term Borrowings
Citi’s short-term borrowings of $28 billion as of the fourth quarter of 2021 decreased 5% year-over-year, reflecting a decline in FHLB advances, and 6% sequentially, primarily driven by a decline in structured notes (see Note 17 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

CREDIT RATINGS
Citigroup’s funding and liquidity, funding capacity, ability to access capital markets and other sources of funds, the cost of these funds and its ability to maintain certain deposits are partially dependent on its credit ratings.
The table below shows the ratings for Citigroup and Citibank as of December 31, 2021. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holding Inc. (CGMHI) were BBB+/A-2 at S&P Global Ratings and A+/F1 at Fitch as of December 31, 2021.

Ratings as of December 31, 2021

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings	A	F1	Stable	A+	F1	Stable
Moody’s Investors Service	A3	P-2	Stable	Aa3	P-1	Stable
S&P Global Ratings	BBB+	A-2	Stable	A+	A-1	Stable

Potential Impacts of Ratings Downgrades
Ratings downgrades by Moody’s, Fitch or S&P Global Ratings could negatively impact Citigroup’s and/or Citibank’s funding and liquidity due to reduced funding capacity, including derivative triggers, which could take the form of cash obligations and collateral requirements.
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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of December 31, 2021, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.8 billion, compared to $1.1 billion as of September 30, 2021. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

As of December 31, 2021, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.6 billion, compared to $0.5 billion as of September 30, 2021. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
In total, as of December 31, 2021, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $1.4 billion, compared to $1.6 billion as of September 30, 2021 (see also Note 22 to the Consolidated Financial Statements). As detailed under “High-Quality Liquid Assets” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. Citibank has provided liquidity commitments to consolidated asset-backed commercial paper conduits, primarily in the form of asset purchase agreements. As of December 31, 2021, Citibank had liquidity commitments of approximately $9.0 billion to consolidated asset-backed commercial paper conduits, compared to $10.0 billion as of September 30, 2021 (for additional information, see Note 21 to the Consolidated Financial Statements).
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

MARKET RISK OF NON-TRADING PORTFOLIOS
Market risk from non-trading portfolios stems from the potential impact of changes in interest rates and foreign exchange rates on Citi’s net interest income, and on Citi’s Accumulated other comprehensive income (loss) (AOCI) from its debt securities portfolios. Market risk from non-trading portfolios also includes the potential impact of changes in foreign exchange rates on Citi’s capital invested in foreign currencies.

Net Interest Income at Risk
Net interest income, for interest rate exposure purposes, is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and the rate paid on the liabilities (including customer deposits or company borrowings). Net interest income is affected by changes in the level of interest rates, as well as the amounts and mix of assets and liabilities, and the timing of contractual and assumed repricing of assets and liabilities to reflect market rates.
Citi’s principal measure of risk to net interest income is interest rate exposure (IRE). IRE measures the change in expected net interest income in each currency resulting solely from unanticipated changes in forward interest rates.
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
Citi is planning to transition the sensitivity analysis for its IRE (see the current IRE sensitivity impacts below), employing enhanced methodologies and changes to certain assumptions. The changes include, among other things, assumptions around the projected balance sheet (being more static), coupled with revisions to the treatment of certain business contributions to IRE, mainly accrual positions in ICG’s Markets businesses. These changes are planned for 2022, and will result in a higher impact to Citi’s NII and AOCI and a better reflection of the nature of the portfolios.
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

The following table sets forth the estimated impact to Citi’s net interest income, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020
Estimated annualized impact to net interest income
U.S. dollar(1)	$563	$151	$373
All other currencies	612	586	683
Total	$1,175	$737	$1,056
As a percentage of average interest-earning assets	0.05%	0.03%	0.05%
Estimated initial negative impact to AOCI (after-tax)(2)	$(4,609)	$(4,914)	$(5,645)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(30)	(30)	(34)

(1)Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest income in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(179) million for a 100 bps instantaneous increase in interest rates as of December 31, 2021.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The year-over-year increase in the estimated impact to net interest income primarily reflected changes in Citi’s balance sheet composition and Citi Treasury positioning. The year-over-year changes in the estimated impact to AOCI and the Common Equity Tier 1 Capital ratio primarily reflected the impact of the composition of Citi Treasury’s investment and derivatives portfolio.
In the event of a parallel instantaneous 100 bps increase in interest rates, Citi expects that the negative impact to AOCI would be offset in shareholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of December 31, 2021, Citi expects that the $4.6 billion negative impact to AOCI in such a scenario could potentially be offset over approximately 27 months.
The following table sets forth the estimated impact to Citi’s net interest income, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under five different changes in interest rate scenarios for the U.S. dollar and Citi’s other currencies. The 100 bps downward rate scenarios are impacted by the low level of interest rates in several countries and the assumption that market interest rates, as well as rates paid to depositors and charged to borrowers, do not fall below zero (i.e., the “flooring assumption”). The rate scenarios are also impacted by convexity related to mortgage products.

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest income
U.S. dollar	$563	$647	$86	$(244)	$(770)
All other currencies	612	655	41	(41)	(353)
Total	$1,175	$1,302	$127	$(285)	$(1,123)
Estimated initial impact to AOCI (after-tax)(1)	$(4,609)	$(2,934)	$(1,757)	$1,373	$3,050
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(30)	(19)	(12)	9	18

Note: Each scenario assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year rate are interpolated.
(1)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

As shown in the table above, the magnitude of the impact to Citi’s net interest income and AOCI is greater under Scenario 2 as compared to Scenario 3. This is because the combination of changes to Citi’s investment portfolio, partially offset by changes related to Citi’s pension liabilities, results in a net position that is more sensitive to rates at shorter- and intermediate-term maturities.

Changes in Foreign Exchange Rates—Impacts on AOCI
and Capital
As of December 31, 2021, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 0.9%, as a result of changes to Citi’s FX translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro, Singapore dollar and Indian rupee.
This impact is also before any mitigating actions Citi may take, including ongoing management of its FX translation exposure. Specifically, as currency movements change the value of Citi’s net investments in foreign currency-denominated capital, these movements also change the value of Citi’s risk-weighted assets denominated in those currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s Common Equity Tier 1 Capital ratio. Changes in these hedging strategies, as well as hedging costs, divestitures and tax impacts, can further affect the actual impact of changes in foreign exchange rates on Citi’s capital as compared to an unanticipated parallel shock, as described above.
In addition, the effect of Citi’s ongoing management strategies with respect to quarterly changes in foreign exchange rates, and the quarterly impact of these changes on Citi’s TCE and Common Equity Tier 1 Capital ratio, are shown in the table below. For additional information on the changes in AOCI, see Note 19 to the Consolidated Financial Statements.

	For the quarter ended
In millions of dollars, except as otherwise noted	Dec. 31, 2021	Sept. 30, 2021	Dec. 31, 2020
Change in FX spot rate(1)	(0.6)%	(2.7)%	5.5%
Change in TCE due to FX translation, net of hedges	$(438)	$(1,042)	$1,829
As a percentage of TCE	(0.3)%	(0.7)%	1.2%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(1)	(1)	2

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

In millions of dollars, except as otherwise noted	2021		2020		2019		Change 2021 vs. 2020		Change 2020 vs. 2019
Interest revenue(1)	$50,667		$58,285		$76,718		(13)%		(24)%
Interest expense(2)	7,981		13,338		28,382		(40)		(53)
Net interest income, taxable equivalent basis(1)	$42,686		$44,947		$48,336		(5)%		(7)%
Interest revenue—average rate(3)	2.36%		2.88%		4.27%		(52)	bps	(139)	bps
Interest expense—average rate	0.46		0.81		1.95		(35)	bps	(114)	bps
Net interest margin(3)(4)	1.99		2.22		2.69		(23)	bps	(47)	bps
Interest rate benchmarks
Two-year U.S. Treasury note—average rate	0.27%		0.39%		1.97%		(12)	bps	(158)	bps
10-year U.S. Treasury note—average rate	1.45		0.89		2.14		56	bps	(125)	bps
10-year vs. two-year spread	118	bps	50	bps	17	bps

Note: Revenue previously referred to as net interest revenue is now referred to as net interest income. In addition, during the fourth quarter of 2021, Citi reclassified deposit insurance expenses (FDIC and other similar insurance assessments outside of the U.S.) from Interest expense to Other operating expenses for all periods presented. Amounts reclassified for each year were $1,207 million for 2021, $1,203 million for 2020 and $781 million for 2019.
(1)Interest revenue and Net interest income include the taxable equivalent adjustments related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $192 million, $196 million and $208 million for 2021, 2020 and 2019, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)    The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)    Citi’s net interest margin (NIM) is calculated by dividing net interest income by average interest-earning assets.

Non-ICG Markets Net Interest Income

In millions of dollars	2021	2020	2019
Net interest income (NII)—taxable equivalent basis(1) per above	$42,686	$44,947	$48,338
ICG Markets NII—taxable equivalent basis(1)	5,733	5,786	4,562
Non-ICG Markets NII—taxable equivalent basis(1)	$36,953	$39,161	$43,776

(1)    Interest revenue and Net interest income include the taxable equivalent adjustments discussed in the table above.

Citi’s net interest income (NII) in the fourth quarter of 2021 was $10.8 billion ($10.9 billion on a taxable equivalent basis), largely unchanged versus the prior year, as a modest increase in non-ICG Markets NII (approximately $60 million) offset an equivalent decline in ICG Markets (fixed income markets and equity markets). Citi’s NIM was 1.98% on a taxable equivalent basis in the fourth quarter of 2021, a decrease of one basis point from the prior quarter, largely reflecting deposit growth.
Citi’s NII for 2021 decreased 5%, or approximately $2.3 billion, to $42.5 billion ($42.7 billion on a taxable equivalent basis) versus the prior year. The decrease was primarily related to a decline in non-ICG Markets NII, largely reflecting lower interest rates and lower loan balances. In 2021, Citi’s
NIM was 1.99% on a taxable equivalent basis, compared to 2.22% in 2020, primarily driven by lower rates and a mix-shift in balances.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	2021	2020	2019	2021	2020	2019	2021	2020	2019
Assets
Deposits with banks(4)	$298,319	$288,629	$188,523	$577	$928	$2,682	0.19%	0.32%	1.42%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$172,716	$149,076	$146,030	$385	$1,202	$4,752	0.22%	0.81%	3.25%
In offices outside the U.S.(4)	149,944	138,074	119,550	667	1,081	2,133	0.44	0.78	1.78
Total	$322,660	$287,150	$265,580	$1,052	$2,283	$6,885	0.33%	0.80%	2.59%
Trading account assets(6)(7)
In U.S. offices	$140,215	$144,130	$109,064	$2,653	$3,624	$4,099	1.89%	2.51%	3.76%
In offices outside the U.S.(4)	151,722	134,078	131,217	2,718	2,509	3,589	1.79	1.87	2.74
Total	$291,937	$278,208	$240,281	$5,371	$6,133	$7,688	1.84%	2.20%	3.20%
Investments
In U.S. offices
Taxable	$322,884	$265,833	$221,895	$3,547	$3,860	$5,162	1.10%	1.45%	2.33%
Exempt from U.S. income tax	12,296	14,084	15,227	437	452	577	3.55	3.21	3.79
In offices outside the U.S.(4)	152,940	139,400	117,529	3,498	3,781	4,222	2.29	2.71	3.59
Total	$488,120	$419,317	$354,651	$7,482	$8,093	$9,961	1.53%	1.93%	2.81%
Loans (net of unearned income)(8)
In U.S. offices	$386,141	$396,846	$395,792	$24,023	$26,700	$30,563	6.22%	6.73%	7.72%
In offices outside the U.S.(4)	281,895	288,379	288,319	11,509	13,569	17,266	4.08	4.71	5.99
Total	$668,036	$685,225	$684,111	$35,532	$40,269	$47,829	5.32%	5.88%	6.99%
Other interest-earning assets(9)	$75,876	$67,547	$64,322	$653	$579	$1,673	0.86%	0.86%	2.60%
Total interest-earning assets	$2,144,948	$2,026,076	$1,797,468	$50,667	$58,285	$76,718	2.36%	2.88%	4.27%
Non-interest-earning assets(6)	$202,761	$200,378	$181,337
Total assets	$2,347,709	$2,226,454	$1,978,805

(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $192 million, $196 million and $208 million for 2021, 2020 and 2019, respectively.
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
(8)Includes cash-basis loans.
(9)Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	2021	2020	2019	2021	2020	2019	2021	2020	2019
Liabilities
Deposits
In U.S. offices(4)	$532,466	$485,848	$388,948	$1,084	$2,524	$5,873	0.20%	0.52%	1.51%
In offices outside the U.S.(5)	557,207	541,301	487,318	1,812	2,810	5,979	0.33	0.52	1.23
Total	$1,089,673	$1,027,149	$876,266	$2,896	$5,334	$11,852	0.27%	0.52%	1.35%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$136,955	$137,348	$112,876	$676	$1,292	$4,194	0.49%	0.94%	3.72%
In offices outside the U.S.(5)	93,744	79,426	77,283	336	785	2,069	0.36	0.99	2.68
Total	$230,699	$216,774	$190,159	$1,012	$2,077	$6,263	0.44%	0.96%	3.29%
Trading account liabilities(7)(8)
In U.S. offices	$47,871	$38,308	$37,099	$109	$283	$818	0.23%	0.74%	2.20%
In offices outside the U.S.(5)	67,739	52,051	51,817	373	345	490	0.55	0.66	0.95
Total	$115,610	$90,359	$88,916	$482	$628	$1,308	0.42%	0.70%	1.47%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$69,683	$82,363	$78,230	$(27)	$493	$2,138	(0.04)%	0.60%	2.73%
In offices outside the U.S.(5)	26,133	20,053	20,575	148	137	327	0.57	0.68	1.59
Total	$95,816	$102,416	$98,805	$121	$630	$2,465	0.13%	0.62%	2.49%
Long-term debt(10)
In U.S. offices	$186,522	$213,809	$193,972	$3,384	$4,656	$6,398	1.81%	2.18%	3.30%
In offices outside the U.S.(5)	4,282	3,918	4,803	86	13	96	2.01	0.33	2.00
Total	$190,804	$217,727	$198,775	$3,470	$4,669	$6,494	1.82%	2.14%	3.27%
Total interest-bearing liabilities	$1,722,602	$1,654,425	$1,452,921	$7,981	$13,338	$28,382	0.46%	0.81%	1.95%
Demand deposits in U.S. offices	$98,414	$30,876	$27,737
Other non-interest-bearing liabilities(7)	324,724	346,736	301,756
Total liabilities	$2,145,740	$2,032,037	$1,782,414
Citigroup stockholders’ equity	$201,360	$193,769	$195,685
Noncontrolling interests	609	648	706
Total equity	$201,969	$194,417	$196,391
Total liabilities and stockholders’ equity	$2,347,709	$2,226,454	$1,978,805
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,244,182	$1,187,077	$1,017,021	$26,404	$27,520	$28,898	2.12%	2.32%	2.84%
In offices outside the U.S.(6)	900,766	838,999	780,447	16,282	17,427	19,440	1.81	2.08	2.49
Total	$2,144,948	$2,026,076	$1,797,468	$42,686	$44,947	$48,338	1.99%	2.22%	2.69%

(1)Interest revenue and Net interest income include the taxable equivalent adjustments discussed in the table above.
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
(11)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2021 vs. 2020			2020 vs. 2019
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$30	$(381)	$(351)	$976	$(2,730)	$(1,754)
Securities borrowed and purchased under agreements to resell
In U.S. offices	$166	$(983)	$(817)	$97	$(3,647)	$(3,550)
In offices outside the U.S.(3)	86	(500)	(414)	290	(1,342)	(1,052)
Total	$252	$(1,483)	$(1,231)	$387	$(4,989)	$(4,602)
Trading account assets(4)
In U.S. offices	$(96)	$(875)	$(971)	$1,103	$(1,578)	$(475)
In offices outside the U.S.(3)	320	(111)	209	77	(1,157)	(1,080)
Total	$224	$(986)	$(762)	$1,180	$(2,735)	$(1,555)
Investments(1)
In U.S. offices	$761	$(1,089)	$(328)	$911	$(2,338)	$(1,427)
In offices outside the U.S.(3)	345	(628)	(283)	703	(1,144)	(441)
Total	$1,106	$(1,717)	$(611)	$1,614	$(3,482)	$(1,868)
Loans (net of unearned income)(5)
In U.S. offices	$(706)	$(1,971)	$(2,677)	$81	$(3,945)	$(3,864)
In offices outside the U.S.(3)	(299)	(1,761)	(2,060)	4	(3,700)	(3,696)
Total	$(1,005)	$(3,732)	$(4,737)	$85	$(7,645)	$(7,560)
Other interest-earning assets(6)	$72	$2	$74	$80	$(1,174)	$(1,094)
Total interest revenue	$679	$(8,297)	$(7,618)	$4,322	$(22,755)	$(18,433)
(1)Interest revenue and Net interest income include the taxable equivalent adjustments discussed in the table above.
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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Income(1)(2)(3)

	2021 vs. 2020			2020 vs. 2019
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$222	$(1,661)	$(1,439)	$1,199	$(4,548)	$(3,349)
In offices outside the U.S.(3)	80	(1,078)	(998)	601	(3,770)	(3,169)
Total	$302	$(2,739)	$(2,437)	$1,800	$(8,318)	$(6,518)
Securities loaned and sold under agreements to repurchase
In U.S. offices	$(4)	$(612)	$(616)	$757	$(3,659)	$(2,902)
In offices outside the U.S.(3)	122	(571)	(449)	56	(1,340)	(1,284)
Total	$118	$(1,183)	$(1,065)	$813	$(4,999)	$(4,186)
Trading account liabilities(4)
In U.S. offices	$58	$(232)	$(174)	$26	$(561)	$(535)
In offices outside the U.S.(3)	93	(65)	28	2	(147)	(145)
Total	$151	$(297)	$(146)	$28	$(708)	$(680)
Short-term borrowings and other interest-bearing liabilities(5)
In U.S. offices	$(66)	$(454)	$(520)	$107	$(1,752)	$(1,645)
In offices outside the U.S.(3)	37	(26)	11	(8)	(182)	(190)
Total	$(29)	$(480)	$(509)	$99	$(1,934)	$(1,835)
Long-term debt
In U.S. offices	$(551)	$(721)	$(1,272)	$603	$(2,346)	$(1,743)
In offices outside the U.S.(3)	1	71	72	(15)	(67)	(82)
Total	$(550)	$(650)	$(1,200)	$588	$(2,413)	$(1,825)
Total interest expense	$(8)	$(5,349)	$(5,357)	$3,328	$(18,372)	$(15,044)
Net interest income	$687	$(2,948)	$(2,261)	$993	$(4,382)	$(3,389)

(1)Interest revenue and Net interest income include the taxable equivalent adjustments discussed in the table above.
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
The following chart of total daily trading-related revenue (loss) captures trading volatility and shows the number of days in which revenues for Citi’s trading businesses fell within particular ranges. Trading-related revenue includes trading, net interest and other revenue associated with Citi’s trading businesses. It excludes DVA, FVA and CVA adjustments incurred due to changes in the credit quality of counterparties, as well as any associated hedges of that CVA. In addition, it excludes fees and other revenue associated with capital markets origination activities. Trading-related revenues are driven by both customer flows and the changes in valuation of the trading inventory. As shown in the chart below, positive trading-related revenue was achieved for 95.8% of the trading days in 2021.

Daily Trading-Related Revenue (Loss)(1)—Twelve Months Ended December 31, 2021 In millions of dollars

30
20
10
0
Number of Days
-100 to -40
-40 to -30
-30 to -20
-20 to -10
-10 to 0
0 to 10
10 to 20
20 to 30
30 to 40
40 to 50
50 to 60
60 to 70
70 to 80
80 to 90
90 to 100
100 to 110
110 to 120
120 to 130
130 to 140
140 to 150
150 to 160
160+

(1)    Reflects the effects of asymmetrical accounting for economic hedges of certain AFS debt securities. Specifically, the change in the fair value of hedging derivatives is included in trading-related revenue, while the offsetting change in the fair value of hedged AFS debt securities is included in AOCI and not reflected above.

Factor Sensitivities
Factor sensitivities are expressed as the change in the value of a position for a defined change in a market risk factor, such as a change in the value of a U.S. Treasury Bond for a one-basis-point change in interest rates. Citi’s Global Market Risk function, within the Independent Risk Management organization, works to ensure that factor sensitivities are calculated, monitored and limited for all material risks taken in the trading portfolios.

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
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 450,000 market factors, making use of approximately 350,000 time series, with sensitivities updated daily, volatility parameters updated intra-monthly and correlation parameters updated monthly. The conservative features of the VAR calibration contribute an approximate 33% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets.
As set forth in the table below, Citi’s average trading VAR decreased $5 million from 2020 to 2021, mainly due to a reduction of market volatility, given improved macroeconomic conditions, compared to 2020. Citi’s average trading and credit portfolio VAR decreased $24 million from 2020 to 2021 due to VAR volatility recalibration.

Year-end and Average Trading VAR and Trading and Credit Portfolio VAR

In millions of dollars	December 31, 2021	2021 Average	December 31, 2020	2020 Average
Interest rate	$50	$65	$72	$66
Credit spread	59	71	70	86
Covariance adjustment(1)	(35)	(42)	(51)	(48)
Fully diversified interest rate and credit spread(2)	$74	$94	$91	$104
Foreign exchange	36	42	40	26
Equity	29	33	31	36
Commodity	28	34	17	22
Covariance adjustment(1)	(88)	(102)	(85)	(82)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$79	$101	$94	$106
Specific risk-only component(3)	$3	$1	$(1)	$(2)
Total trading VAR—general market risk factors only (excluding credit portfolios)	$76	$100	$95	$108
Incremental impact of the credit portfolio(4)	$45	$30	$29	$49
Total trading and credit portfolio VAR	$124	$131	$123	$155

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	2021		2020
In millions of dollars	Low	High	Low	High
Interest rate	$47	$96	$28	$137
Credit spread	54	96	36	171
Fully diversified interest rate and credit spread	$74	$123	$44	$223
Foreign exchange	33	49	14	40
Equity	21	50	13	141
Commodity	19	55	12	64
Total trading	$79	$130	$47	$245
Total trading and credit portfolio	108	166	58	424

Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Dec. 31, 2021
Total—all market risk factors, including general and specific risk	$81
Average—during year	$103
High—during year	134
Low—during year	81

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
Material VAR model and assumption changes must be independently validated within Citi’s Independent Risk Management organization. All model changes, including those for the VAR model, are validated by the model validation group within Citi’s Model Risk Management. In the event of significant model changes, parallel model runs are undertaken prior to implementation. In addition, significant model and assumption changes are subject to the periodic reviews and approval by Citi’s U.S. banking regulators.
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

The following graph shows the daily buy-and-hold profit and loss associated with Citi’s covered positions compared to Citi’s one-day Regulatory VAR during 2021. As of December 31, 2021, one back-testing exception was observed at the Citigroup level.
The difference between the 54.4% of days with buy-and-hold gains for Regulatory VAR back-testing and the 95.8% of days with trading, net interest and other revenue associated with Citi’s trading businesses, shown in the histogram of daily trading-related revenue below, reflects, among other things, that a significant portion of Citi’s trading-related revenue is not generated from daily price movements on these positions and exposures, as well as differences in the portfolio composition of Regulatory VAR and Risk Management VAR.

Regulatory Trading VAR and Associated Buy-and-Hold Profit and Loss(1)—12 Months ended December 31, 2021 In millions of dollars

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
Operational risk is inherent in Citi’s global business activities, as well as related support functions, and can result in losses. Citi maintains a comprehensive Citi-wide risk taxonomy to classify operational risks that it faces using standardized definitions across Citi’s Operational Risk Management Framework (see discussion below). This taxonomy also supports regulatory requirements and expectations inclusive of those related to U.S. Basel III, Comprehensive Capital Analysis and Review (CCAR), Heightened Standards for Large Financial Institutions and Dodd Frank Annual Stress Testing (DFAST).
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
Citi’s Independent Operational Risk Management group has established a global-Operational Risk Management Framework with policies and practices for identification, measurement, monitoring, managing and reporting operational risks and the overall operating effectiveness of the internal control environment. As part of this framework, Citi has defined its operational risk appetite and established a manager’s control assessment (MCA) process for self-identification of significant operational risks, assessment of the performance of key controls and mitigation of residual risk above acceptable levels.
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
Operational risk is measured through Operational Risk Capital and Operational Risk Regulatory Capital for the Advanced Approaches under Basel III. Projected operational risk losses under stress scenarios are estimated as a required part of the FRB’s CCAR process.
For additional information on Citi’s operational risks, see “Risk Factors—Operational Risk” above.

Cybersecurity Risk

Overview
Cybersecurity risk is the business risk associated with the threat posed by a cyber attack, cyber breach or the failure to protect Citi’s most vital business information assets or operations, resulting in a financial or reputational loss (for additional information, see the operational processes and systems and cybersecurity risk factors in “Risk Factors—Operational Risks” above). With an evolving threat landscape, ever-increasing sophistication of threat actor tactics, techniques and procedures, and use of new technologies to conduct financial transactions, Citi and its clients, customers and third parties are and will continue to be at risk from cyber attacks and information security incidents. Citi recognizes the significance of these risks and, therefore, leverages an intelligence-led strategy to protect against, detect and respond to, and recover from cyber attacks. Further, Citi actively participates in financial industry, government and cross-sector knowledge-sharing groups to enhance individual and collective cybersecurity preparedness and resilience.

Risk Management
Citi’s technology and cybersecurity risk management program is built on three lines of defense. Citi’s first line of defense under the Office of the Chief Information Security Officer provides frontline business, operational and technical controls and capabilities to protect against cybersecurity risks, and to respond to cyber incidents and data breaches. Citi manages these threats through state-of-the-art Fusion Centers, which serve as central commands for monitoring and coordinating responses to cyber threats. The enterprise information security team is responsible for infrastructure defense and security controls, performing vulnerability assessments and third-party information security assessments, employee awareness and training programs and security incident management. In each case the team works in coordination with a network of information security officers who are embedded within the businesses and functions globally.
Citi’s Operational Risk Management-Technology and Cyber (ORM-T/C) and Independent Compliance Risk Management-Technology and Information Security (ICRM-T) groups serve as the second line of defense, and actively evaluate, anticipate and challenge Citi’s risk mitigation practices and capabilities. Citi seeks to proactively identify and remediate technology and cybersecurity risks before they materialize as incidents that negatively affect business operations. Accordingly, the ORM-T/C team independently challenges and monitors capabilities in accordance with Citi’s defined Technology and Cyber Risk Appetite statements. To address evolving cybersecurity risks and corresponding regulations, ORM-T/C and ICRM-T teams collectively also monitor cyber legal and regulatory requirements, identify and define emerging risks, execute strategic cyber threat assessments, perform new products and initiative reviews, perform data management risk oversight and conduct cyber risk assurance reviews (inclusive of third-party assessments). In addition, ORM-T/C employs tools and oversees and challenges metrics that are both tailored to cybersecurity and technology and aligned with Citi’s overall operational risk management framework to effectively track, identify and manage risk.
Internal audit serves as the third line of defense and independently provides assurance on how effectively the organization as a whole manages cybersecurity risk. Citi also has multiple senior committees such as the Information Security Risk Committee (ISRC), which governs enterprise-level risk tolerance inclusive of cybersecurity risk.

Board Oversight
Citi’s Board of Directors provides oversight of management’s efforts to mitigate cybersecurity risk and respond to cyber incidents. The Board receives regular reports on cybersecurity and engages in discussions throughout the year with management and subject-matter experts on the effectiveness of Citi’s overall cybersecurity program. The Board also obtains updates on Citi’s inherent cybersecurity risks and Citi’s road map and progress for addressing these risks.
Moreover, Citi’s Board and its committee members receive contemporaneous reporting on significant cyber events including response, legal obligations, and outreach and notification to regulators, and customers when needed, as well as guidance to management as appropriate. In 2021, the Board of Directors underwent a cyber incident tabletop exercise. Also in 2021, the Board’s Risk Management Committee approved a standalone Cybersecurity Risk Appetite Statement against which Citi’s performance is measured quarterly. For additional information on the Board’s oversight of cybersecurity risk management, see Citi’s 2022 proxy statement to be filed with the SEC in March 2022.

COMPLIANCE RISK
Compliance risk is the risk to current or projected financial condition and resilience arising from violations of laws, rules, or regulations, or from non-conformance with prescribed practices, internal policies and procedures or ethical standards. Compliance risk exposes Citi to fines, civil money penalties, payment of damages and the voiding of contracts. Compliance risk can result in diminished reputation, harm to Citi’s customers, limited business opportunities and lessened expansion potential. It encompasses the risk of noncompliance with all laws and regulations, as well as prudent ethical standards and some contractual obligations. It could also include exposure to litigation (known as legal risk) from all aspects of traditional and non-traditional banking.
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

•Management of Citi’s compliance with laws, rules and regulations by identifying and analyzing changes, assessing the impact, and implementing appropriate policies, processes and controls;
•Developing and providing compliance training to ensure colleagues are aware of and understand the key laws, rules and regulations;
•Monitoring the Compliance Risk Appetite, which is articulated through qualitative compliance risk statements describing Citi’s appetite for certain types of risk and quantitative measures to monitor the Company’s compliance risk exposure;
•Monitoring and testing of compliance risks and controls in assessing conformance with laws, rules, regulations and internal policies; and
•Issue identification, escalation and remediation to drive accountability, including measurement and reporting of compliance risk metrics against established thresholds in support of the CRM Policy and Compliance Risk Appetite.

As discussed above, Citi is working to address the FRB and OCC consent orders, which include improvements to Citi’s Compliance Risk Framework and its Enterprise-wide application (for additional information regarding the consent orders, see “Citi’s Consent Order Compliance” above).

REPUTATION RISK
Citi’s reputation is a vital asset in building trust with its stakeholders and Citi is diligent in enhancing and protecting its reputation with its colleagues, customers, investors and regulators. To support this, Citi has developed a reputation risk framework. Under this framework, Citigroup and Citibank have implemented a risk appetite statement and related key indicators to monitor corporate activities and operations relative to our risk appetite. The framework also requires that business segments and regions escalate significant reputation risks that require review or mitigation through a Reputation Risk Committee or equivalent.
The Reputation Risk Committees, which are composed of Citi’s most senior executives, govern the process by which material reputation risks are identified, monitored, reported, managed, and escalated. The Reputation Risk Committees determine the appropriate actions to be taken in line with risk appetite and regulatory expectations, while promoting a culture of risk awareness and high standards of integrity and ethical behavior across the Company, consistent with Citi’s mission and value proposition. The Reputation Risk Committees in the business segments and regions are part of the governance infrastructure that Citi has in place to review the reputation risk posed by business activities, sales practices, product design, or perceived conflicts of interest. These committees may also raise potential reputation risks for due consideration by the Reputation Risk Committee at the corporate level. The Citigroup Reputation Risk Committee may escalate reputation risks to the Nomination, Governance and Public Affairs Committee or other appropriate committee of the Citigroup Board of Directors.
The responsibility for enhancing and protecting Citi’s reputation is shared by all colleagues, who are guided by Citi’s Code of Conduct. Colleagues are expected to exercise sound judgment and common sense in decisions and actions. They are also expected to promptly escalate all issues that present potential reputation risk in line with policy.

STRATEGIC RISK
As discussed above, strategic risk is the risk of a sustained impact (not episodic impact) to Citi’s core strategic objectives as measured by impacts on anticipated earnings, market capitalization, or capital, arising from the external factors affecting the Company’s operating environment; as well as the risks associated with defining the strategy and executing the strategy, which are identified, measured and managed as part of the Strategic Risk Framework at the Enterprise Level.
In this context, external factors affecting Citi’s operating environment are the economic environment, geopolitical/political landscape, industry/competitive landscape, societal trends, customer/client behavior, regulatory/legislative environment and trends related to investors/shareholders.
Citi’s Executive Management Team is responsible for the development and execution of Citi’s strategy. This strategy is translated into forward-looking plans (collectively Citi’s Strategic Plan) that are then cascaded across the organization. Citi’s Strategic Plan is presented to the board on an annual basis and is aligned with Risk Appetite thresholds and includes Top Risk identification as required by internal frameworks. It is also aligned with limit requirements for capital allocation. Governance and oversight of strategic risk is facilitated by internal committees on a group-wide basis as well as strategic committees at the ICG, GCB and regional levels.
Citi works to ensure that strategic risks are adequately considered and addressed across its various risk management activities, and that strategic risks are assessed in the context of Citi’s risk appetite. Citi conducts a top-down, bottom-up risk identification process to identify risks, including strategic risks. Business segments undertake a quarterly risk identification process to systematically identify and document all material risks faced by Citi. Independent Risk Management oversees the Risk Identification process through regular reviews and coordinates identification and monitoring of Top Risks. Independent Risk Management also manages strategic risk by monitoring risk appetite thresholds in conjunction with various strategic risk committees, which are part of the governance structure that Citi has in place to manage its strategic risks.
For additional information on Citi’s strategic risks, see “Risk Factors—Strategic Risks” above.

OTHER RISKS

LIBOR Transition Risk
The LIBOR administrator ceased publication of non-USD LIBOR and one week and two-month USD LIBOR on a representative basis on December 31, 2021, with plans to cease publication of all other USD LIBOR tenors on June 30, 2023. Regulators expect banks, including Citi, to have ceased entering into new contracts that reference USD LIBOR as a benchmark by December 31, 2021, except for limited circumstances as set out in regulatory guidance.
Citi recognizes that a transition away from and discontinuance of LIBOR presents various risks and challenges that could significantly impact financial markets and market participants, including Citi (for information about Citi’s risks from a transition away from and discontinuation of LIBOR or any other benchmark rates, see “Risk Factors—Other Risks” above). Accordingly, Citi has continued its efforts to identify and manage its LIBOR transition risks.
For example, Citi continues to closely monitor legislative, regulatory and other developments related to LIBOR transition matters and legislative relief. The International Swaps and Derivatives Association (ISDA) published the Interbank Offered Rate (IBOR) Fallbacks Protocol for existing IBOR derivatives transactions, which became effective in January 2021. The IBOR Fallbacks Protocol provides derivatives market participants with new fallbacks for legacy and new derivatives contracts if both counterparties adhere to the protocol or engage in bilateral amendments (see discussion below regarding Citi’s adherence to the protocol). In April 2021, legislation was adopted in New York State that provides for the use of a statutory replacement for USD LIBOR in certain New York law legacy contracts. Similar federal legislation was passed in the House of Representatives in December 2021 and is pending passage by the Senate, although there is no guarantee that the federal legislative proposal will become law.
In addition, Citi has established a LIBOR governance and implementation program focused on identifying and addressing the impact of LIBOR transition on Citi’s clients, operational capabilities and financial contracts. The program operates globally across Citi’s businesses and functions and includes active involvement of senior management, oversight by Citi’s Asset and Liability Committee and reporting to the Risk Management Committee of Citigroup’s Board of Directors. As part of the program, Citi has continued to implement its LIBOR transition action plans and associated roadmaps under the following key workstreams: program management; transition strategy and risk management; customer management, including internal communications and training, legal/contract management and product management; financial exposures and risk management; regulatory and industry engagement; operations and technology; and finance, risk, tax and treasury.
During 2021, Citi continued to participate in a number of working groups formed by global regulators, including the Alternative Reference Rates Committee (ARRC) convened by the FRB. These working groups promote and advance development of alternative reference rates and seek to identify and address potential challenges from any transition to such rates. Citi’s LIBOR transition action plans and associated roadmaps are intended to be consistent with the timelines recommended by these working groups. This includes the Commodity Futures Trading Commission’s SOFR First Initiative, which is designed to promote derivatives trading in SOFR. Citi also continued to engage with regulators, financial accounting bodies and others on LIBOR transition matters.
Citi’s LIBOR transition efforts include, among other things, reducing its overall exposure to LIBOR, increasing
Citi’s virtual client communication efforts and client transition facilitation, including outreach regarding new industry-led protocols and solutions, and using alternative reference rates in certain newly issued financial instruments and products. In the past several years, Citi has issued preferred stock and benchmark debt referencing the Secured Overnight Financing Rate (SOFR) and issued customer-related debt referencing SOFR and the Sterling Overnight Interbank Average Rate (SONIA), the recommended replacement rate for Sterling LIBOR. Citi has also originated and arranged loans referencing SOFR and SONIA and executed SOFR and SONIA-based derivatives contracts. Further, Citi has also been investing in its systems and infrastructure, as client activity moves away from LIBOR to alternative reference rates. Since the ARRC’s recommendation of CME Group’s Term SOFR in July 2021, Citi has focused on systems’ readiness to provide Term SOFR loan and derivatives to clients, where permitted.
In 2021, Citi also focused on remediating existing LIBOR contracts for which publication ceased on a representative basis on December 31, 2021. Substantially all of these contracts were remediated by December 31, 2021, and Citi continues to actively engage in and track the remediation of any remaining contracts after December 31, 2021. As of December 31, 2021, Citi’s overall USD LIBOR gross notional exposure for contracts maturing after the LIBOR cessation date of June 30, 2023 was approximately $7.1 trillion, which includes approximately $4 trillion of cleared derivatives that are covered by planned Central Counterparty Clearing House (CCP) conversions, and approximately $2.4 trillion of bilateral derivatives that are covered by robust contract fallback language. The remaining exposure of approximately $0.7 trillion includes bilateral derivatives and cash products that will be addressed by 2022 contract remediation plans.
In addition, for LIBOR contracts that have not yet been remediated, Citi continues to review the effect of relevant legislative solutions, which are expected to facilitate the transition to replacement rates.

Climate Risk
Climate change presents immediate and long-term risks to Citi and its clients and customers, with the risks expected to increase over time. Climate risk refers to the risk of loss arising from climate change and is comprised of both physical risk and transition risk. Physical risk considers how chronic and acute climate change (e.g., increased storms, drought, fires, floods) can directly damage physical assets (e.g., real estate, crops) or otherwise impact their value or productivity. Transition risk considers how changes in policy, technology, business practices and market preferences to address climate change (e.g., carbon pricing policies, power generation shifts from fossil fuels to renewable energy) can lead to changes in the value of assets, commodities and companies.
Climate risk is an overarching risk that can act as a driver of other categories of risk, such as credit risk from obligors exposed to high climate risk, reputational risk from increased stakeholder concerns about financing high-carbon industries and operational risk from physical risks to Citi’s facilities and personnel.
Citi currently identifies climate risk as an “emerging risk” within its enterprise risk management framework. Emerging risks are risks or thematic issues that are either new to the landscape, or in the case of climate risk, existing risks that are rapidly changing or evolving in an escalating fashion, which are difficult to assess due to limited data or other uncertainties. For additional information on climate risk, see “Risk Factors—Other Risks” above.
Citi reviews factors related to climate risk under its longstanding Environmental and Social Risk Management (ESRM) Policy, which includes a focus on climate risk related to financed projects and clients in high-carbon sectors. Cautious of the credit risk of stranded assets, as well as the reputational risks associated with the coal sector due to its high carbon emissions, Citi began a phase-down of its financing of thermal coal mining companies in 2015 and of new coal-fired power plants in 2018. As Citi’s phase-down has continued, Citi’s ESRM Policy was updated to include a prohibition on all project-related financing of new coal-fired power plants and new or expanding thermal coal mines as well as clear timetables to reduce financing of companies with high exposure to coal fired power and coal mining who do not pursue low-carbon transition in the coming years. These sector approaches allow Citi to set a comprehensive and industry-wide approach to clarify its positions, set clear expectations for its clients and help address certain climate risk driven credit risk concerns while reducing reputation risk.
Citi continues to explore and test methodologies for quantifying how climate risks could impact the individual credit profiles of its clients across various sectors. To assist in embedding climate risk assessments in its credit assessment process, Citi is developing sector-specific climate risk assessments. Such climate risk assessments are designed to supplement publicly available client disclosures and data provided from third-party vendors and facilitate conversations with clients on their most material climate risks and management plans for adaptation and mitigation. In the near term, Citi’s assessments will consider sectors that have been identified as higher climate risk by Citi’s risk identification process. This will not only help Citi better understand its clients’ businesses and climate-related risks, but will also provide a source of climate data. Citi’s net zero plan is leading to the further integration of climate risk discussions into client engagement and client selection.
Furthermore, Citi is developing globally consistent principles and approaches for managing climate risk across Citi. Climate risk will be embedded into relevant policies and processes over time.
In addition, Citi continues to participate in financial industry collaborations to develop and pilot new methodologies and approaches for measuring and assessing the potential financial risks of climate change. Citi is also closely monitoring regulatory developments on climate risk and sustainable finance, and actively engaging with regulators on these topics.
For additional information about sustainability and other ESG matters at Citi, see “Sustainability and Other ESG Matters” above.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of December 31, 2021. (Including the U.S., the total exposure as of December 31, 2021 to the top 25 countries would represent approximately 98% of Citi’s exposure to all countries.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 33% of corporate loans presented in the table below are to U.K. domiciled entities (36% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 87% of the total U.K. funded loans and 88% of the total U.K. unfunded commitments were investment grade as of December 31, 2021.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans(1)	GCB loans	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 4Q21	Total as of 3Q21	Total as of 4Q20	Total as a % of Citi as of 4Q21
United Kingdom	$42.8	$0.2	$1.2	$45.7	$12.8	$(5.7)	$3.6	$(4.7)	$95.9	$111.6	$115.2	5.5%
Mexico	14.2	13.3	0.3	7.7	3.4	(0.9)	19.6	2.0	59.6	60.0	64.5	3.4
Hong Kong	18.8	15.3	0.2	7.1	0.7	(1.6)	7.9	2.0	50.4	52.8	49.0	2.9
Singapore	15.6	14.0	0.1	7.4	1.2	(0.9)	6.3	2.0	45.7	46.0	45.8	2.6
Ireland	13.9	—	0.6	28.9	0.4	(0.2)	—	0.9	44.5	45.3	43.9	2.5
South Korea	3.8	15.7	0.1	2.1	1.0	(0.9)	9.7	0.5	32.0	34.2	35.8	1.8
India	6.8	3.8	0.9	5.3	4.6	(0.7)	8.5	0.6	29.8	30.3	31.4	1.7
Brazil	11.0	—	0.1	3.0	5.6	(0.7)	5.7	2.6	27.3	24.4	26.2	1.6
China	7.3	3.6	0.8	1.8	2.5	(1.0)	8.2	0.2	23.4	20.2	21.8	1.3
Germany	0.3	—	—	6.0	6.4	(3.6)	5.9	4.4	19.4	14.4	24.4	1.1
Jersey	7.3	—	0.1	10.4	—	(0.1)	—	—	17.7	14.9	13.4	1.0
Australia	5.9	—	0.1	8.0	1.1	(0.7)	1.3	0.7	16.4	17.7	21.7	0.9
Japan	2.3	—	—	3.4	3.2	(1.8)	5.0	3.8	15.9	19.3	21.8	0.9
Taiwan	4.1	8.6	0.1	1.4	0.5	(0.2)	0.2	0.6	15.3	17.0	17.3	0.9
United Arab Emirates	7.3	1.5	0.1	3.8	0.4	(0.5)	2.2	0.1	14.9	16.6	12.4	0.9
Canada	2.1	0.5	0.1	7.5	1.7	(1.5)	3.3	1.0	14.7	16.9	17.8	0.8
Poland	3.2	1.8	—	2.6	0.4	(0.2)	4.5	0.8	13.1	11.2	15.0	0.7
Thailand	1.1	2.7	—	2.1	—	—	1.8	0.2	7.9	8.0	8.0	0.5
Malaysia	1.4	3.4	0.2	1.0	0.1	(0.1)	1.9	(0.1)	7.8	8.2	8.3	0.4
Indonesia	2.2	0.6	—	1.2	0.2	(0.1)	1.5	(0.1)	5.5	5.8	6.0	0.3
Russia	2.2	0.7	—	0.7	0.4	(0.1)	1.5	—	5.4	5.5	5.2	0.3
Luxembourg	0.8	—	—	—	0.2	(0.9)	4.0	(0.1)	4.0	5.3	5.1	0.2
South Africa	1.4	—	0.1	0.6	0.2	(0.1)	1.8	(0.2)	3.8	3.8	3.6	0.2
Czech Republic	0.7	—	—	0.9	1.6	(0.1)	0.4	—	3.5	3.5	4.3	0.2
Spain	0.4	—	—	2.9	0.4	(1.3)	—	0.3	2.7	3.3	3.4	0.2
Total as a % of Citi’s total exposure												32.8%
Total as a % of Citi’s non-U.S. total exposure												93.4%

(1)    ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of December 31, 2021, private bank loans in the table above totaled $31.8 billion, concentrated in the U.K. ($8.8 billion), Hong Kong ($8.6 billion) and Singapore ($7.5 billion).
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

Argentina
Citi operates in Argentina through its ICG businesses. As of December 31, 2021, Citi’s net investment in its Argentine operations was approximately $1.5 billion. Citi uses the U.S. dollar as the functional currency for its operations in highly inflationary countries under U.S. GAAP. Citi uses Argentina’s official market exchange rate to remeasure its net Argentine peso-denominated assets into the U.S. dollar. As of December 31, 2021, the official Argentine peso exchange rate against the U.S. dollar was 102.73.
The Central Bank of Argentina maintains certain capital and currency controls that generally restrict Citi’s ability to access U.S. dollars in Argentina and remit substantially all of its earnings from its Argentine operations. Citi’s net investment in its Argentine operations is likely to increase as Citi continues to generate net income from its Argentine franchise and the majority of its earnings cannot be remitted.
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
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of December 31, 2021, the international NDF market had very limited liquidity, resulting in Citi being unable to economically hedge nearly all of its Argentine peso exposure. As a result, and to the extent that Citi does not execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net Argentine peso‐denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate allowances for credit losses on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for such risks under U.S. GAAP as of December 31, 2021. However, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures.

For additional information on Citi’s emerging markets risks, including those related to its Argentine exposures, see “Risk Factors” above.

Russia
Citi operates both its ICG and GCB businesses in Russia, although the Company is currently pursuing the exit of its GCB business in the country. All of Citi’s domestic operations in Russia are conducted through a subsidiary of Citibank, which uses the Russian ruble as its functional currency. Citi’s net investment in Russia was approximately $1 billion as of December 31, 2021. The majority of Citi’s net investment was hedged for foreign currency depreciation as of December 31, 2021, using forward foreign exchange contracts. Citi’s total third-party exposure was approximately $8.2 billion as of December 31, 2021. These assets primarily consisted of corporate and consumer loans, local government debt securities, reverse repurchase agreements, and cash on deposit and placements with the Bank of Russia and other financial institutions. A significant portion of Citi’s third-party exposures were funded with domestic deposit liabilities from both ICG and GCB clients. Further, Citi has approximately $1.6 billion of additional exposures to Russian counterparties that are not held on the Russian subsidiary and are not included in the $8.2 billion above.
The $5.4 billion in Russia credit and other exposures in the “Top 25 Country Exposures” table above does not include approximately $1.0 billion of cash and placements with the Bank of Russia and other financial institutions and $1.8 billion of reverse repurchase agreements with various counterparties.
Citi continues to monitor the current Russia–Ukraine geopolitical situation and economic conditions and will mitigate its exposures and risks as appropriate. For additional information, see “Risk Factors—Market-Related Risk,” “—Operational Risks” and “—Other Risks” above.

FFIEC—Cross-Border Claims on Third Parties and Local Country Assets
Citi’s cross-border disclosures are set forth below, based on the country exposure bank regulatory reporting guidelines of the Federal Financial Institutions Examination Council (FFIEC). The following summarizes some of the FFIEC key reporting guidelines:

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

The tables below show each country whose total outstandings exceeded 0.75% of total Citigroup assets:

	December 31, 2021
	Cross-border claims on third parties and local country assets
In billions of dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
United Kingdom	$7.0	$31.1	$55.6	$19.2	$16.5	$70.8	$112.9	$23.0	$76.3	$70.8
Cayman Islands	—	—	78.8	13.2	7.4	56.3	92.0	9.9	0.4	0.3
Japan	31.0	30.1	12.8	8.7	15.6	54.8	82.6	8.4	13.4	12.1
Germany	4.5	48.9	47.7	9.6	18.5	78.3	110.7	23.2	48.6	44.7
Mexico	2.8	28.4	9.3	25.8	2.7	33.4	66.3	19.7	6.7	6.1
France	9.7	9.6	27.0	9.8	14.0	41.6	56.1	85.3	62.6	55.7
Singapore	1.9	18.3	12.1	17.4	2.7	39.1	49.7	16.3	1.4	1.3
South Korea	3.6	17.9	3.2	21.9	2.0	37.7	46.6	12.7	9.0	8.1
Hong Kong	1.3	12.3	3.9	21.8	4.2	30.2	39.3	13.6	1.7	1.5
Australia	3.9	14.2	5.7	12.8	7.3	22.9	36.6	13.6	4.0	3.9
China	4.2	12.9	3.7	14.7	8.0	26.3	35.5	4.4	9.6	9.0
India	1.2	15.0	4.4	13.1	2.6	23.4	33.7	10.2	1.8	1.4
Taiwan	0.5	7.0	1.7	15.8	4.8	21.1	25.0	14.6	—	0.1
Netherlands	5.9	8.8	3.3	5.7	5.2	16.2	23.7	9.8	30.8	27.6
Brazil	2.0	12.9	2.2	12.5	3.9	20.3	29.6	3.2	6.2	5.6
Italy	2.8	10.9	0.9	1.8	8.1	2.4	16.4	1.6	38.8	37.0
Switzerland	1.4	13.7	0.9	6.0	3.1	20.0	22.0	9.7	18.9	17.6
Canada	6.5	12.2	4.7	4.1	3.8	21.0	27.5	12.9	5.7	5.3

	December 31, 2020
	Cross-border claims on third parties and local country assets
In billions of dollars	Banks (a)	Public (a)	NBFIs(1) (a)	Other (corporate and households) (a)	Trading assets(2) (included in (a))	Short-term claims(2) (included in (a))	Total outstanding(3) (sum of (a))	Commitments and guarantees(4)	Credit derivatives purchased(5)	Credit derivatives sold(5)
United Kingdom(6)	$16.0	$26.0	$50.5	$17.5	$14.2	$73.5	$110.0	$25.8	$76.2	$75.3
Cayman Islands	—	—	85.8	12.7	8.0	69.7	98.5	11.9	0.3	0.2
Japan	32.9	35.5	12.1	6.6	16.2	63.3	87.1	6.6	16.1	15.1
Germany(6)	7.1	51.8	15.9	9.6	11.3	58.6	84.4	14.1	49.7	48.1
Mexico	3.9	31.5	9.5	28.8	6.0	44.4	73.7	21.7	7.3	6.6
France	11.0	9.7	39.3	9.5	13.3	58.7	69.5	68.2	61.3	56.4
Singapore	2.5	25.6	10.7	17.5	2.8	46.5	56.3	13.8	1.9	1.5
South Korea	3.3	18.2	1.8	24.9	1.5	35.6	48.2	14.7	10.8	10.7
Hong Kong	1.5	13.8	3.9	19.8	7.2	33.2	39.0	13.1	2.1	1.7
Australia	5.1	16.4	4.0	13.0	9.6	31.6	38.5	13.0	5.7	5.2
China	4.5	16.3	3.3	14.1	9.7	33.4	38.2	5.8	10.5	10.0
India	1.9	14.0	2.5	12.9	2.3	22.1	31.3	11.3	1.8	1.6
Taiwan	0.4	7.8	2.0	16.5	5.1	23.7	26.7	14.1	—	—
Netherlands	7.8	10.4	3.4	4.8	5.2	18.2	26.4	10.4	28.5	27.4
Brazil	2.8	11.3	1.6	9.9	5.2	20.0	25.6	2.7	6.0	6.0
Italy	2.5	19.1	0.6	1.9	15.0	16.1	24.1	2.7	42.3	41.3
Switzerland	1.8	14.3	1.4	4.9	2.6	20.0	22.4	7.3	18.0	17.4
Canada	4.5	6.3	5.9	4.5	3.4	15.1	21.2	14.5	3.9	4.0
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
(6)    Exposures for the United Kingdom and Germany for the December 31, 2020 period have been revised by $(5.4) billion and $4.8 billion, respectively, as compared to those previously reported, with the balance in the U.S. This revision reflects a correction in the domicile for Non-Bank Financial Institutions counterparties.

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
When available, Citi generally uses quoted market prices in active markets to determine fair value and classifies such items within Level 1 of the fair value hierarchy established under ASC 820-10, Fair Value Measurement. If quoted market prices are not available, fair value is based on internally developed valuation models that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates and option volatilities. Such models are often based on a discounted cash flow analysis. In addition, items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified under the fair value hierarchy as Level 3 even though there may be some significant inputs that are readily observable.
Citi is required to exercise subjective judgments relating to the applicability and functionality of internal valuation models, the significance of inputs or value drivers to the valuation of an instrument and the degree of observability in certain markets. The fair value of these instruments is reported on Citi’s Consolidated Balance Sheet with the changes in fair value recognized in either the Consolidated Statement of Income or in AOCI.
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

Citi’s Allowance for Credit Losses (ACL)
The table below shows Citi’s ACL as of the fourth quarter of 2021. For information on the drivers of Citi’s ACL release in the fourth quarter, see below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements below.

	Allowance for credit losses (ACL)
In millions of dollars	Balance Dec. 31, 2020	Build (release)					2021 FX/Other(1)	Balance Dec. 31, 2021	ACLL/EOP loans Dec. 31, 2021(2)
		1Q21	2Q21	3Q21	4Q21	2021
Cards(2)	$16,805	$(1,523)	$(1,106)	$(906)	$(957)	$(4,492)	$(322)	$11,991	7.90%
All other GCB	2,419	(283)	(292)	(125)	18	(682)	(149)	1,588
Global Consumer Banking	$19,224	$(1,806)	$(1,398)	$(1,031)	$(939)	$(5,174)	$(471)	$13,579	5.08%
Institutional Clients Group	5,402	(1,312)	(949)	(65)	(207)	(2,533)	(30)	2,839	0.73
Corporate/Other	330	(109)	(99)	(53)	(30)	(291)	(2)	37
Allowance for credit losses on loans (ACLL)	$24,956	$(3,227)	$(2,446)	$(1,149)	$(1,176)	$(7,998)	$(503)	$16,455	2.49%
Allowance for credit losses on unfunded lending commitments	2,655	(626)	44	(13)	(193)	(788)	4	1,871
Other	146	1	1	(13)	11	—	2	148
Total allowance for credit losses (ACL)	$27,757	$(3,852)	$(2,401)	$(1,175)	$(1,358)	$(8,786)	$(497)	$18,474

(1)    Includes reclassifications to Other assets related to Citi’s agreements to sell its consumer banking businesses in Australia and the Philippines. See Notes 2 and 15 to the Consolidated Financial Statements.
(2)    As of December 31, 2021, in North America GCB, branded cards ACLL/EOP loans was 7.10% and retail services ACLL/EOP loans was 10.0%.

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
For its consumer and corporate portfolios, Citi’s expected credit losses are determined primarily by utilizing models that consider the borrowers’ probability of default (PD), loss given default (LGD) and exposure at default (EAD). The loss likelihood and severity models used for estimating expected credit losses are sensitive to changes in macroeconomic variables that inform the forecasts, and cover a wide range of geographic, industry, product and operating segments.
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

4Q21 Changes in the ACL
In the fourth quarter of 2021, Citi released $1.0 billion of the ACL for its consumer portfolios and $0.4 billion of the ACL for its corporate portfolios, for a total release of $1.4 billion. The releases in the consumer and corporate ACLs were driven primarily by the continued improvement in the macroeconomic outlook, as well as continued improvements in credit quality. The overall qualitative management adjustments declined compared to the previous quarter. Based on its latest macroeconomic forecast, Citi believes its analysis of the ACL reflects the forward view of the economic environment as of December 31, 2021.

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
The tables below show Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. Real GDP growth rate used in determining Citi’s ACL for each quarterly reporting period from 4Q20 to 4Q21:

	Quarterly average
U.S. unemployment	4Q21	2Q22	4Q22	13-quarter average(1)
Citi forecast at 4Q20	6.3	6.1	5.7	6.1
Citi forecast at 1Q21	4.9	4.1	3.8	4.3
Citi forecast at 2Q21	4.6	4.1	3.9	4.1
Citi forecast at 3Q21	4.5	4.1	3.9	4.0
Citi forecast at 4Q21	4.3	4.0	3.8	3.8
(1)    Represents the average unemployment rate for the rolling, forward-looking 13 quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. Real GDP	2021	2022	2023
Citi forecast at 4Q20	3.7	2.7	2.6
Citi forecast at 1Q21	6.2	4.1	1.9
Citi forecast at 2Q21	6.5	3.7	2.0
Citi forecast at 3Q21	5.9	3.9	2.1
Citi forecast at 4Q21	5.5	4.0	2.2
(1)    The year-over-year growth rate is the percentage change in the Real (inflation adjusted) GDP level.
Under the base macroeconomic forecast as of 4Q21, U.S. Real GDP growth is expected to remain strong during 2022, and the unemployment rate is expected to continue to improve as the U.S. moves past the peak of the pandemic-related health and economic crisis.

Consumer
As discussed above, Citi’s total consumer ACLL release (including Corporate/Other) of $1.0 billion in the fourth quarter of 2021 reduced the ACLL balance to $13.6 billion, or 5.0% of total consumer loans as of December 31, 2021. The release was primarily driven by the continued improvement in the macroeconomic outlook, as well as continued improvements in credit quality. Citi’s consumer ACLL is largely driven by the cards businesses.
For cards, including Citi’s international businesses, the level of reserves relative to EOP loans decreased to 7.9% as of December 31, 2021, compared to 9.1% at September 30, 2021, primarily driven by by the continued improvement in the macroeconomic outlook, as well as continued improvements in credit quality. For the remaining consumer exposures, the level of reserves relative to EOP loans was 1.4% at December 31, 2021, essentially unchanged from September 30, 2021.

Corporate
Citi’s corporate ACLL release of $0.2 billion in the fourth quarter of 2021 reduced the ACLL reserve balance to $2.8 billion, or 0.73% of total funded loans. The release was primarily driven by improvements in portfolio credit quality, as well as improvement in the macroeconomic outlook.
The Allowance for credit losses on unfunded lending commitments (ACLUC) release of $191 million in the fourth quarter of 2021 decreased the total ACLUC reserve balance included in Other liabilities to $1.9 billion at December 31, 2021.

ACLL and Non-accrual Ratios
At December 31, 2021, the ratio of the allowance for credit losses to total funded loans was 2.49% (5.02% for consumer loans and 0.73% for corporate loans) compared to 2.69% at September 30, 2021 (5.55% for consumer loans and 0.77% for corporate loans).
Citi’s total non-accrual loans were $3.4 billion at December 31, 2021, down $610 million from September 30, 2021. Consumer non-accrual loans decreased $87 million to $1.5 billion at December 31, 2021 from $1.6 billion at September 30, 2021, while corporate non-accrual loans decreased $523 million to $1.9 billion at December 31, 2021 from $2.4 billion at September 30, 2021. In addition, the ratio of non-accrual loans to total consumer loans was 0.55% and non-accrual loans to total corporate loans was 0.47%, at December 31, 2021.

Regulatory Capital Impact
Citi has elected to phase in the CECL impact for regulatory capital purposes. The transition provisions were recently modified to defer the phase-in. After two years with no impact on capital, the CECL transition impact will phase in over a three-year transition period with 25% of the impact (net of deferred taxes) recognized on the first day of each subsequent year, commencing January 1, 2022, and will be fully implemented on January 1, 2025. In addition, 25% of the impact of the build (pretax) in 2020 and 2021 were deferred and being amortized over the same timeframe.
For a further description of the ACL and related accounts, see Notes 1 and 15 to the Consolidated Financial Statements.
For a discussion of the adoption of the CECL accounting pronouncement, see Note 1 to the Consolidated Financial Statements.

Goodwill
Citi tests goodwill for impairment annually on July 1 (the annual test) and through interim assessments between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit or a significant decline in Citi’s stock price. During 2021, the annual test was performed, which resulted in no goodwill impairment as described in Note 16 to the Consolidated Financial Statements.
As of December 31, 2021, Citigroup’s activities were conducted through the Global Consumer Banking and Institutional Clients Group business operating segments and Corporate/Other. Goodwill impairment testing is performed at the level below the business segment (referred to as a reporting unit).
Citi utilizes allocated equity as a proxy for the carrying value of its reporting units for purposes of goodwill impairment testing. The allocated equity in the reporting units is determined based on the capital the business would require if it were operating as a standalone entity, incorporating sufficient capital to be in compliance with both current and expected regulatory capital requirements, including capital for specifically identified goodwill and intangible assets. The capital allocated to the reporting units is incorporated into the annual budget process, which is approved by Citi’s Board of Directors.
Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of a reporting unit can be supported by its fair value of the reporting unit using widely accepted valuation techniques, such as the market approach (earnings multiples and/or transaction multiples) and/or the income approach (discounted cash flow (DCF) method). In applying these methodologies, Citi utilizes a number of factors, including actual operating results, future business plans, economic projections and market data.
Similar to 2020, Citi engaged an independent valuation specialist in 2021 to assist in Citi’s valuation of all the reporting units, employing both the market approach and the DCF method. The resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods. The DCF method utilized at the time of each impairment test used discount rates that Citi believes adequately reflected the risk and uncertainty in the financial markets in the internally generated cash flow projections.
The DCF method employs a capital asset pricing model in estimating the discount rate. Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s common stock price. The sum of the fair values of the reporting units exceeded the overall market capitalization of Citi as of July 1, 2021. However, Citi believes that it is not meaningful to reconcile the sum of the fair values of the Company’s reporting units to its market capitalization due to several factors. The market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk nor a business model that is as international. In addition, the market capitalization of Citigroup does not include consideration of the individual reporting unit’s control premium.
Citi performed its annual goodwill impairment test as of July 1, 2021. The fair values of Citi’s reporting units as a percentage of their carrying values ranged from approximately 125% to 153%, resulting in no impairment. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the economic and business environments continue to evolve as management implements its strategic refresh, which includes, among others, the exits of consumer businesses in 13 markets in Asia and EMEA, as well as the exit of the Mexico consumer, small business and middle-market banking operations. If management’s future estimate of key economic and market assumptions were to differ from its current assumptions, Citi could potentially experience material goodwill impairment charges in the future. Citi expects that the implementation of its new operating segments and reporting units in the first quarter of 2022, as well as the timing and sequencing of the sales of its Asia consumer banking businesses, may result in goodwill impairment. See Notes 1 and 16 to the Consolidated Financial Statements for additional information on goodwill, including the changes in the goodwill balance year-over-year and the segments’ goodwill balances as of December 31, 2021.

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
In establishing a provision for income tax expense, Citi must make judgments and interpretations about the application of these inherently complex tax laws. Citi must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign. Deferred taxes are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets (DTAs) are recognized subject to management’s judgment that realization is more-likely-than-not. For example, if it is more-likely-than-not that a carry-forward would expire unused, Citi would set up a valuation allowance (VA) against that DTA. Citi has established valuation allowances as described below.
As a result of the Tax Cuts and Jobs Act (Tax Reform), beginning in 2018, Citi is taxed on income generated by its U.S. operations at a federal tax rate of 21%. The effect on Citi’s state tax rate is dependent upon how and when the individual states that have not yet addressed the federal tax law changes choose to adopt the various new provisions of the U.S. Internal Revenue Code.
Citi’s non-U.S. branches and subsidiaries are subject to tax at their local tax rates. Non-U.S. branches also continue to be subject to U.S. taxation. The impact of this on Citi’s earnings depends on the level of branch pretax income, the local branch tax rate and allocations of overall domestic loss (ODL) and expenses for U.S. tax purposes to branch earnings. Citi expects no residual U.S. tax on such earnings since it currently has sufficient branch tax carry-forwards. With respect to non-U.S. subsidiaries, dividends from these subsidiaries are excluded from U.S. taxation. While the majority of Citi’s non-U.S. subsidiary earnings are classified as Global Intangible Low Taxed Income (GILTI), Citi expects no material residual U.S. tax on such earnings based on its non-U.S. subsidiaries’ local tax rates, which exceed, on average, the GILTI tax rate. Finally, Citi does not expect the Base Erosion Anti-Abuse Tax (BEAT) to affect its tax provision.

Deferred Tax Assets and Valuation Allowances
At December 31, 2021, Citi had net DTAs of $24.8 billion. In the fourth quarter of 2021, Citi’s DTAs increased by $0.3 billion, primarily as a result of losses in Other comprehensive income. On a full-year basis, Citi’s DTAs at December 31, 2021 were essentially unchanged from $24.8 billion at December 31, 2020.
Of Citi’s total net DTAs of $24.8 billion as of December 31, 2021, $9.5 billion, primarily related to tax carry-forwards, was deducted in calculating Citi’s regulatory capital. Net DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). For the quarter and year ended December 31, 2021, Citi did not have any such DTAs. Accordingly, the remaining $15.3 billion of net DTAs as of December 31, 2021 was not deducted in calculating regulatory capital pursuant to Basel III standards, and was appropriately risk weighted under those rules.
Citi’s total VA at December 31, 2021 was $4.2 billion, a decrease of $1.0 billion from $5.2 billion at December 31, 2020. The decrease was primarily driven by usage of carry-forwards and expirations in the FTC branch basket. Citi’s VA of $4.2 billion is composed of $2.5 billion on its FTC carry-forwards, $1.0 billion on its U.S. residual DTA related to its non-U.S. branches, $0.6 billion on local non-U.S. DTAs and $0.1 billion on state net operating loss carry-forwards.
In 2021, Citi reduced its VA for DTAs related to FTCs in its branch basket for 2021 and future periods. As stated above with regard to the impact of non-U.S. branches on Citi’s earnings, the level of branch pretax income, the local branch tax rate and the allocations of ODL and expenses for U.S. tax purposes to the branch basket are the main factors in determining the branch VA. The allocated ODL was enhanced by significant taxable income generated in the current year. In addition, during 2021, the global interest rate environment and balance sheet requirements in non-U.S. branches resulted in a lower relative allocation of interest expense to non-U.S. branches. The combination of the factors enumerated resulted in a VA release of $0.2 billion. Citi also released branch basket VA of $0.1 billion with respect to future years, based upon Citi’s operating plan and estimates of future branch basket factors, as outlined above.
Citi’s VA of $0.8 billion against FTC carry-forwards in its general basket was reduced by $0.2 billion in 2021, primarily as a result of audit adjustments made to prior years’ returns. In Citi’s general basket for FTCs, changes in the forecasted amount of income in U.S. locations derived from sources outside the U.S., in addition to tax examination changes from prior years, could alter the amount of valuation allowance that is needed against such FTCs. Citi continues to look for additional actions that may become prudent and feasible, taking into account client, regulatory and operational considerations. (See Note 9 to the Consolidated Financial Statements.)
Recognized FTCs comprised approximately $2.8 billion of Citi’s DTAs as of December 31, 2021, compared to approximately $4.4 billion as of December 31, 2020. The decrease in FTCs year-over-year was primarily due to current-year usage. The FTC carry-forward period represents the most time-sensitive component of Citi’s DTAs.
Citi has an ODL of approximately $15 billion at December 31, 2021, which allows Citi to elect a percentage between 50% and 100% of future years’ domestic source income to be reclassified as foreign source income. (See Note 9 to the Consolidated Financial Statements for a description of the ODL.)
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
Although realization is not assured, Citi believes that the realization of its recognized net DTAs of $24.8 billion at December 31, 2021 is more-likely-than-not, based upon management’s expectations of future taxable income in the jurisdictions in which the DTAs arise, as well as available tax planning strategies (as defined in ASC Topic 740, Income Taxes). Citi has concluded that it has the necessary positive evidence to support the realization of its net DTAs after taking its valuation allowances into consideration.
For additional information on Citi’s income taxes, including its income tax provision, tax assets and liabilities and a tabular summary of Citi’s net DTAs balance as of December 31, 2021 (including the FTCs and applicable expiration dates of the FTCs), see Note 9 to the Consolidated Financial Statements. For information on Citi’s ability to use its DTAs, see “Risk Factors—Strategic Risks” above and Note 9 to the Consolidated Financial Statements.

Potential U.S. Tax Legislation
On January 4, 2022, final FTC regulations were published in the Federal Register. These regulations eliminate the creditability of foreign taxes paid in certain situations. These include countries that do not align with U.S. tax principles in significant part and for services performed outside the recipient country. Citi is examining the extent to which these regulations will impact its effective tax rate. Any adoption effect on Citi’s DTAs, including its valuation allowance against FTC carry-forwards, will be reported in the first quarter of 2022. Citi does not expect a significant impact on its 2022 effective tax rate. However, the U.S. president’s proposed legislation discussed below, if enacted, could exacerbate the impact of these regulations.
The president has proposed the Build Back Better Act, which makes substantial changes to the taxation of multinational corporations. While the Act does not presently contain an increase to the U.S. corporate tax rate, it would impose a minimum level of U.S. taxation, computed on a jurisdiction by jurisdiction basis. The Organization for Economic Cooperation and Development (OECD) Inclusive Framework (140 countries) similarly proposed a minimum tax that could impact Citi.

2017 Impact of Tax Reform
The table below discloses the as-reported GAAP results for 2018 and 2017, as well as the 2017 adjusted results excluding the one-time 2017 impact of Tax Reform. The table does not reflect any adjustment to 2018 results:

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

Accounting Changes
See Note 1 to the Consolidated Financial Statements for a discussion of changes in accounting standards.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citi’s management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2021, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
The effectiveness of Citi’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2021.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the fair value of certain Level 3 assets and liabilities measured on a recurring basis
As described in Notes 1, 24 and 25 to the consolidated financial statements, the Company’s assets and liabilities recorded at fair value on a recurring basis were $856.6 billion and $313.4 billion, respectively at December 31, 2021. The Company estimated the fair value of Level 3 assets and liabilities measured on a recurring basis ($14.7 billion and $35.2 billion, respectively at December 31, 2021) utilizing various valuation techniques with one or more significant inputs or significant value drivers being unobservable including, but not limited to, complex internal valuation models, alternative pricing procedures or comparables analysis and discounted cash flows.
We identified the assessment of the measurement of fair value for certain Level 3 assets and liabilities recorded at fair value on a recurring basis as a critical audit matter. A high degree of effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the Level 3 fair values due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the fair value methodology, including methods, models and significant assumptions and inputs used to estimate fair value. Significant assumptions and inputs include interest rate, price, yield, credit spread, volatilities, correlations and forward prices. The assessment also included an evaluation of the conceptual soundness and performance of the valuation models.
The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the design and testing the operating effectiveness of certain internal controls related to the Company’s Level 3 fair value measurements, including controls over:

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

We evaluated the Company’s methodology for compliance with U.S. generally accepted accounting principles. We involved valuation professionals with specialized skills and knowledge who assisted in developing an independent fair value estimate for a selection of certain Level 3 assets and liabilities recorded at fair value on a recurring basis, based on independently developed valuation models and assumptions, as applicable, using market data sources we determined to be relevant and reliable, and compared our independent expectation to the Company’s fair value measurements.

Assessment of the allowance for credit losses collectively evaluated for impairment
As discussed in Notes 1 and 15 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and unfunded lending commitments collectively evaluated for impairment (the collective ACLL) was $18.3 billion as of December 31, 2021. The expected credit losses for the quantitative component of the collective ACLL is the product of multiplying the probability of default (PD), loss given default (LGD), and exposure at default (EAD) for consumer and corporate loans. For consumer credit cards, the Company uses the payment rate approach over the life of the loan, which leverages payment rate curves, to determine the payments that should be applied to liquidate the end-of-period balance in the estimation of EAD. For unconditionally cancelable accounts, reserves are based on the expected life of the balance as of the evaluation date and do not include any undrawn commitments that are unconditionally cancelable. The Company’s models utilize a single forward-looking macroeconomic forecast and macroeconomic assumptions over reasonable and supportable forecast periods. Reasonable and supportable forecast periods vary by product. For consumer loan models, the Company uses a 13-quarter reasonable and supportable period and reverts to historical loss experience thereafter. For corporate loan models, the Company uses a nine-quarter reasonable and supportable period followed by a three-quarter transition to historical loss experience. Additionally, for consumer loans, these models consider leading credit indicators including loan delinquencies, as well as economic factors. For corporate loans, these models consider the credit quality as measured by risk ratings and economic factors. The qualitative component considers idiosyncratic events and the uncertainty of forward-looking economic scenarios.
We identified the assessment of the collective ACLL as a critical audit matter. The assessment involved significant measurement uncertainty requiring complex auditor judgment, and specialized skills and knowledge as well as experience in the industry. This assessment encompassed the evaluation of the various components of the collective ACLL methodology, including the methods and models used to estimate the PD, LGD, and EAD and certain key assumptions and inputs for the Company’s quantitative and qualitative components. Key assumptions and inputs for consumer loans included loan delinquencies, certain credit indicators, reasonable and supportable forecast periods, expected life as well as economic factors, including unemployment rates, gross domestic product (GDP) and housing prices, which are considered in the model. For corporate loans, key assumptions and inputs included risk ratings, reasonable and supportable forecasts, credit conversion factor for unfunded lending commitments, and economic factors, including GDP and unemployment rates considered in the model. Key assumptions and inputs for the qualitative component for both consumer and corporate loan portfolios included the likelihood and severity of a downside scenario and consideration of uncertainties due to idiosyncratic events as a result of the COVID-19 pandemic. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and EAD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
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

We evaluated the Company’s process to develop the collective ACLL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•reviewing the Company’s collective ACLL methodologies and key assumptions for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance testing of the PD, LGD, and EAD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating judgments made by the Company relative to the development and performance monitoring testing of the PD, LGD, and EAD models by comparing them to relevant Company-specific metrics
•assessing the economic forecast scenarios through comparison to publicly available forecasts
•evaluating the methodologies used to develop certain economic forecast scenarios by comparing them to relevant industry practices
•testing corporate loan risk ratings for a selection of borrowers by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodologies used in determining the qualitative components and the effect of those components on the collective ACLL compared with relevant credit risk factors and consistency with credit trends.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACLL by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP)
We have served as the Company’s auditor since 1969.

New York, New York
(PCAOB ID # 185)
February 25, 2022

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME      Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars, except per share amounts	2021	2020	2019
Revenues
Interest revenue	$50,475	$58,089	$76,510
Interest expense	7,981	13,338	28,382
Net interest income	$42,494	$44,751	$48,128
Commissions and fees	$13,672	$11,385	$11,746
Principal transactions	10,154	13,885	8,892
Administration and other fiduciary fees	3,943	3,472	3,411
Realized gains on sales of investments, net	665	1,756	1,474
Impairment losses on investments:
Impairment losses on investments and other assets	(206)	(165)	(32)
Provision for credit losses on AFS debt securities(1)	(3)	(3)	—
Net impairment losses recognized in earnings	$(209)	$(168)	$(32)
Other revenue	$1,165	$420	$1,448
Total non-interest revenues	$29,390	$30,750	$26,939
Total revenues, net of interest expense	$71,884	$75,501	$75,067
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$(3,103)	$15,922	$8,218
Provision for credit losses on held-to-maturity (HTM) debt securities	(3)	7	—
Provision for credit losses on other assets	—	7	—
Policyholder benefits and claims	116	113	73
Provision for credit losses on unfunded lending commitments	(788)	1,446	92
Total provisions for credit losses and for benefits and claims(2)	$(3,778)	$17,495	$8,383
Operating expenses
Compensation and benefits	$25,134	$22,214	$21,433
Premises and equipment	2,314	2,333	2,328
Technology/communication	7,828	7,383	7,077
Advertising and marketing	1,490	1,217	1,516
Other operating	11,427	11,227	10,429
Total operating expenses	$48,193	$44,374	$42,783
Income from continuing operations before income taxes	$27,469	$13,632	$23,901
Provision for income taxes	5,451	2,525	4,430
Income from continuing operations	$22,018	$11,107	$19,471
Discontinued operations
Income (loss) from discontinued operations	$7	$(20)	$(31)
Benefit for income taxes	—	—	(27)
Income (loss) from discontinued operations, net of taxes	$7	$(20)	$(4)
Net income before attribution of noncontrolling interests	$22,025	$11,087	$19,467
Noncontrolling interests	73	40	66
Citigroup’s net income	$21,952	$11,047	$19,401
Basic earnings per share(3)
Income from continuing operations	$10.21	$4.75	$8.08
Loss from discontinued operations, net of taxes	—	(0.01)	—
Net income	$10.21	$4.74	$8.08
Weighted average common shares outstanding (in millions)	2,033.0	2,085.8	2,249.2
Diluted earnings per share(3)
Income from continuing operations	$10.14	$4.73	$8.04
Loss from discontinued operations, net of taxes	—	(0.01)	—
Net income	$10.14	$4.72	$8.04
Adjusted weighted average common shares outstanding (in millions)	2,049.4	2,099.0	2,265.3

(1)    This presentation is in accordance with ASC 326, which requires the provision for credit losses on AFS securities to be included in revenue.
(2)    This total excludes the provision for credit losses on AFS securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2021	2020	2019
Citigroup’s net income	$21,952	$11,047	$19,401
Add: Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$(3,934)	$3,585	$1,985
Net change in debt valuation adjustment (DVA), net of taxes(1)	232	(475)	(1,136)
Net change in cash flow hedges, net of taxes	(1,492)	1,470	851
Benefit plans liability adjustment, net of taxes(2)	1,012	(55)	(552)
Net change in foreign currency translation adjustment, net of taxes and hedges	(2,525)	(250)	(321)
Net change in excluded component of fair value hedges, net of taxes	—	(15)	25
Citigroup’s total other comprehensive income (loss)	$(6,707)	$4,260	$852
Citigroup’s total comprehensive income	$15,245	$15,307	$20,253
Add: Other comprehensive income (loss) attributable to noncontrolling interests	$(99)	$26	$—
Add: Net income attributable to noncontrolling interests	73	40	66
Total comprehensive income	$15,219	$15,373	$20,319
(1)     See Note 1 to the Consolidated Financial Statements.
(2)    See Note 8 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	December 31,
In millions of dollars	2021	2020
Assets
Cash and due from banks (including segregated cash and other deposits)	$27,515	$26,349
Deposits with banks, net of allowance	234,518	283,266
Securities borrowed and purchased under agreements to resell (including $216,466 and $185,204 as of December 31, 2021 and 2020, respectively, at fair value), net of allowance	327,288	294,712
Brokerage receivables, net of allowance	54,340	44,806
Trading account assets (including $133,828 and $168,967 pledged to creditors at December 31, 2021 and 2020, respectively)	331,945	375,079
Investments:
Available-for-sale debt securities (including $9,226 and $5,921 pledged to creditors as of December 31, 2021 and 2020, respectively), net of allowance	288,522	335,084
Held-to-maturity debt securities (including $1,460 and $547 pledged to creditors as of December 31, 2021 and 2020, respectively), net of allowance	216,963	104,943
Equity securities (including $1,032 and $1,066 as of December 31, 2021 and 2020, respectively, at fair value)	7,337	7,332
Total investments	$512,822	$447,359
Loans:
Consumer (including $12 and $14 as of December 31, 2021 and 2020, respectively, at fair value)	271,236	288,839
Corporate (including 6,070 and 6,840 as of December 31, 2021 and 2020, respectively, at fair value)	396,531	387,044
Loans, net of unearned income	$667,767	$675,883
Allowance for credit losses on loans (ACLL)	(16,455)	(24,956)
Total loans, net	$651,312	$650,927
Goodwill	21,299	22,162
Intangible assets (including MSRs of $404 and $336 as of December 31, 2021 and 2020, respectively, at fair value)	4,495	4,747
Other assets (including $12,342 and $14,613 as of December 31, 2021 and 2020, respectively, at fair value), net of allowance	125,879	110,683
Total assets	$2,291,413	$2,260,090

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

	December 31,
In millions of dollars	2021	2020
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$260	$281
Trading account assets	10,038	8,104
Investments	844	837
Loans, net of unearned income
Consumer	34,677	37,561
Corporate	14,312	17,027
Loans, net of unearned income	$48,989	$54,588
Allowance for credit losses on loans (ACLL)	(2,668)	(3,794)
Total loans, net	$46,321	$50,794
Other assets	1,174	43
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$58,637	$60,059

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	December 31,
In millions of dollars, except shares and per share amounts	2021	2020
Liabilities
Non-interest-bearing deposits in U.S. offices	$158,552	$126,942
Interest-bearing deposits in U.S. offices (including $879 and $879 as of December 31, 2021 and 2020, respectively, at fair value)	543,283	503,213
Non-interest-bearing deposits in offices outside the U.S.	97,270	100,543
Interest-bearing deposits in offices outside the U.S. (including $787 and $1,079 as of December 31, 2021 and 2020, respectively, at fair value)	518,125	549,973
Total deposits	$1,317,230	$1,280,671
Securities loaned and sold under agreements to repurchase (including $56,694 and $60,206 as of December 31, 2021 and 2020, respectively, at fair value)	191,285	199,525
Brokerage payables (including $3,575 and $6,835 as of December 31, 2021 and 2020, respectively, at fair value), including allowance	61,430	50,484
Trading account liabilities	161,529	168,027
Short-term borrowings (including $7,358 and $4,683 as of December 31, 2021 and 2020, respectively, at fair value)	27,973	29,514
Long-term debt (including $82,609 and $67,063 as of December 31, 2021 and 2020, respectively, at fair value)	254,374	271,686
Other liabilities	74,920	59,983
Total liabilities	$2,088,741	$2,059,890
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 759,800 as of December 31, 2021 and 779,200 as of December 31, 2020, at aggregate liquidation value	$18,995	$19,480
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,651,835 as of December 31, 2021 and 3,099,633,160 as of December 31, 2020	31	31
Additional paid-in capital	108,003	107,846
Retained earnings	184,948	168,272
Treasury stock, at cost: 1,115,296,641 shares as of December 31, 2021 and 1,017,543,951 shares as of December 31, 2020	(71,240)	(64,129)
Accumulated other comprehensive income (loss) (AOCI)	(38,765)	(32,058)
Total Citigroup stockholders’ equity	$201,972	$199,442
Noncontrolling interests	700	758
Total equity	$202,672	$200,200
Total liabilities and equity	$2,291,413	$2,260,090

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

	December 31,
In millions of dollars	2021	2020
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$8,376	$9,278
Long-term debt	12,579	20,405
Other liabilities	694	463
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$21,649	$30,146

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

	Years ended December 31,
	Amounts			Shares
In millions of dollars, except shares in thousands	2021	2020	2019	2021	2020	2019
Preferred stock at aggregate liquidation value
Balance, beginning of year	$19,480	$17,980	$18,460	779	719	738
Issuance of new preferred stock	3,300	3,000	1,500	132	120	60
Redemption of preferred stock	(3,785)	(1,500)	(1,980)	(151)	(60)	(79)
Balance, end of year	$18,995	$19,480	$17,980	760	779	719
Common stock and additional paid-in capital (APIC)
Balance, beginning of year	$107,877	$107,871	$107,953	3,099,633	3,099,603	3,099,567
Employee benefit plans	85	5	(112)	19	30	36
Preferred stock issuance costs (new issuances, net of reclassifications to retained earnings for redemptions)	25	(4)	(4)	—	—	—
Other	47	5	34	—	—	—
Balance, end of year	$108,034	$107,877	$107,871	3,099,652	3,099,633	3,099,603
Retained earnings
Balance, beginning of year	$168,272	$165,369	$151,347
Adjustments to opening balance, net of taxes(1)
Financial instruments—credit losses (CECL adoption)	—	(3,076)	—
Variable post-charge-off third-party collection costs	—	330	—
Lease accounting, intra-entity transfers of assets	—	—	151
Adjusted balance, beginning of year	$168,272	$162,623	$151,498
Citigroup’s net income	21,952	11,047	19,401
Common dividends(2)	(4,196)	(4,299)	(4,403)
Preferred dividends	(1,040)	(1,095)	(1,109)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	(40)	(4)	(18)
Balance, end of year	$184,948	$168,272	$165,369
Treasury stock, at cost
Balance, beginning of year	$(64,129)	$(61,660)	$(44,370)	(1,017,544)	(985,480)	(731,100)
Employee benefit plans(3)	489	456	585	7,745	8,676	9,872
Treasury stock acquired(4)	(7,600)	(2,925)	(17,875)	(105,498)	(40,740)	(264,252)
Balance, end of year	$(71,240)	$(64,129)	$(61,660)	(1,115,297)	(1,017,544)	(985,480)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(32,058)	$(36,318)	$(37,170)
Citigroup’s total other comprehensive income (loss)	(6,707)	4,260	852
Balance, end of year	$(38,765)	$(32,058)	$(36,318)
Total Citigroup common stockholders’ equity	$182,977	$179,962	$175,262	1,984,355	2,082,089	2,114,123
Total Citigroup stockholders’ equity	$201,972	$199,442	$193,242
Noncontrolling interests
Balance, beginning of year	$758	$704	$854
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	—	—
Transactions between Citigroup and the noncontrolling-interest shareholders	(10)	(4)	(169)
Net income attributable to noncontrolling-interest shareholders	73	40	66
Distributions paid to noncontrolling-interest shareholders	(10)	(2)	(40)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(99)	26	—
Other	(12)	(6)	(7)
Net change in noncontrolling interests	$(58)	$54	$(150)
Balance, end of year	$700	$758	$704
Total equity	$202,672	$200,200	$193,946

(1)    See Note 1 to the Consolidated Financial Statements for additional details.
(2)    Common dividends declared were $0.51 per share in the first, second, third and fourth quarters of 2021 and 2020; $0.45 per share in the first and second quarters of 2019 and $0.51 per share in the third and fourth quarters of 2019.
(3)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(4)    Primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase programs.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2021	2020	2019
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$22,025	$11,087	$19,467
Net income attributable to noncontrolling interests	73	40	66
Citigroup’s net income	$21,952	$11,047	$19,401
Income (loss) from discontinued operations, net of taxes	7	(20)	(4)
Income from continuing operations—excluding noncontrolling interests	$21,945	$11,067	$19,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss on significant disposals(1)	700	—	—
Depreciation and amortization	3,964	3,937	3,905
Deferred income taxes	1,413	(2,333)	(610)
Provision for credit losses on loans and unfunded lending commitments	(3,891)	17,368	8,310
Realized gains from sales of investments	(665)	(1,756)	(1,474)
Impairment losses on investments and other assets	206	165	32
Change in trading account assets	43,059	(98,997)	(20,124)
Change in trading account liabilities	(6,498)	48,133	(24,411)
Change in brokerage receivables net of brokerage payables	1,412	(3,066)	(20,377)
Change in loans HFS	(3,809)	1,202	(909)
Change in other assets	(2,139)	(1,012)	4,724
Change in other liabilities	6,839	558	1,737
Other, net	(1,287)	4,113	16,955
Total adjustments	$39,304	$(31,688)	$(32,242)
Net cash provided by (used in) operating activities of continuing operations	$61,249	$(20,621)	$(12,837)
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(32,576)	$(43,390)	$19,362
Change in loans	(1,173)	14,249	(22,466)
Proceeds from sales and securitizations of loans	2,918	1,495	2,878
Purchases of investments	(359,158)	(334,900)	(274,491)
Proceeds from sales of investments	126,728	146,285	137,173
Proceeds from maturities of investments	142,100	124,229	119,051
Capital expenditures on premises and equipment and capitalized software	(4,119)	(3,446)	(5,336)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	190	50	259
Other, net	185	116	196
Net cash used in investing activities of continuing operations	$(124,905)	$(95,312)	$(23,374)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,198)	$(5,352)	$(5,447)
Issuance of preferred stock	3,300	2,995	1,496
Redemption of preferred stock	(3,785)	(1,500)	(1,980)
Treasury stock acquired	(7,601)	(2,925)	(17,571)
Stock tendered for payment of withholding taxes	(337)	(411)	(364)
Change in securities loaned and sold under agreements to repurchase	(8,240)	33,186	(11,429)
Issuance of long-term debt	70,658	76,458	59,134
Payments and redemptions of long-term debt	(74,950)	(63,402)	(51,029)
Change in deposits	44,966	210,081	57,420
Change in short-term borrowings	(1,541)	(15,535)	12,703

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)	Citigroup Inc. and Subsidiaries
	Years ended December 31,
In millions of dollars	2021	2020	2019
Net cash provided by financing activities of continuing operations	$17,272	$233,595	$42,933
Effect of exchange rate changes on cash and due from banks	$(1,198)	$(1,966)	$(908)
Change in cash, due from banks and deposits with banks	(47,582)	115,696	5,814
Cash, due from banks and deposits with banks at beginning of year	309,615	193,919	188,105
Cash, due from banks and deposits with banks at end of year	$262,033	$309,615	$193,919
Cash and due from banks (including segregated cash and other deposits)	$27,515	$26,349	$23,967
Deposits with banks, net of allowance	234,518	283,266	169,952
Cash, due from banks and deposits with banks at end of year	$262,033	$309,615	$193,919
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$4,028	$4,797	$4,888
Cash paid during the year for interest	7,143	12,094	27,901
Non-cash investing activities(1)(2)
Decrease in net loans associated with significant disposals reclassified to HFS	$9,945	$—	$—
Transfers to loans HFS (Other assets) from loans	7,414	2,614	5,500
Non-cash financing activities(1)
Decrease in long-term debt associated with significant disposals reclassified to HFS	$479	$—	$—
Decrease in deposits associated with significant disposals reclassified to HFS	8,407	—	—

(1)    See Note 2 to the Consolidated Financial Statements for further information on significant disposals.
(2)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 26 to the Consolidated Financial Statements for more information and balances.

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

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities in which the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less-than-20%-owned companies is recognized when dividends are received. As discussed in more detail in Note 21 to the Consolidated Financial Statements, Citigroup also consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings and other investments are included in Other revenue.

Citibank
Citibank, N.A. (Citibank) is a commercial bank and indirect wholly owned subsidiary of Citigroup. Citibank’s principal offerings include investment banking, commercial banking, cash management, trade finance and e-commerce; private banking products and services; consumer finance, credit cards, and mortgage lending; and retail banking products and services.

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

Foreign Currency Translation
Assets and liabilities of Citi’s foreign operations are translated from their respective functional currencies into U.S. dollars using period-end spot foreign exchange rates. The effects of those translation adjustments are reported in Accumulated other comprehensive income (loss), a component of stockholders’ equity, net of any related hedge and tax effects, until realized upon sale or substantial liquidation of the foreign entity, at which point such amounts are reclassified into earnings. Revenues and expenses of Citi’s foreign operations are translated monthly from their respective functional currencies into U.S. dollars at amounts that approximate weighted average exchange rates.
For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the U.S. dollar as their functional currency, the effects of changes in exchange rates are primarily included in Principal transactions, along with the related effects of any economic hedges. Instruments used to hedge foreign currency exposures include foreign currency forward, option and swap contracts and, in certain instances, designated issues of non-U.S.-dollar debt. Foreign operations in countries with highly inflationary economies designate the U.S. dollar as their functional currency, with the effects of changes in exchange rates primarily included in Other revenue.

Investment Securities
Investments include debt and equity securities. Debt securities include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities that are subject to prepayment risk. Equity securities include common and nonredeemable preferred stock.

Debt Securities

•Debt securities classified as “held-to-maturity” (HTM) are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Interest income on such securities is included in Interest revenue.
•Debt securities classified as “available-for-sale” (AFS) are carried at fair value with changes in fair value reported in Accumulated other comprehensive income (loss), a component of stockholders’ equity, net of applicable income taxes and hedges. Interest income on such securities is included in Interest revenue.

Equity Securities

•Marketable equity securities are measured at fair value with changes in fair value recognized in earnings.
•Non-marketable equity securities are measured at fair value with changes in fair value recognized in earnings unless (i) the measurement alternative is elected or (ii) the investment represents Federal Reserve Bank and Federal Home Loan Bank stock or certain exchange seats that continue to be carried at cost. Non-marketable equity securities under the measurement alternative are carried at cost less impairment (if any), plus or minus changes resulting from observed prices for orderly transactions for the identical or a similar investment of the same issuer.
•Certain investments that would otherwise have been accounted for using the equity method are carried at fair value with changes in fair value recognized in earnings, since the Company elected to apply fair value accounting.

For investments in debt securities classified as held-to-maturity (HTM) or available-for-sale (AFS), the accrual of interest income is suspended for investments that are in default or for which it is likely that future interest payments will not be made as scheduled.
Debt securities not measured at fair value through earnings include securities held in HTM or AFS, and equity securities accounted for under the Measurement Alternative or equity method and Federal Reserve Bank, Federal Home Loan Bank stock and certain exchange seats. These securities are subject to evaluation for impairment as described in Note 15 to the Consolidated Financial Statements for HTM securities and in Note 13 for AFS, Measurement Alternative and equity method investments. Realized gains and losses on sales of investments are included in earnings, primarily on a specific identification basis.
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
Physical commodities inventory is carried at the lower of cost or market with related losses reported in Principal transactions, except when included in a hedge relationship. Realized gains and losses on sales of commodities inventory are included in Principal transactions. Investments in unallocated precious metals accounts (gold, silver, platinum and palladium) are accounted for as hybrid instruments containing a debt host contract and an embedded non-financial derivative instrument indexed to the price of the relevant precious metal. The embedded derivative instrument and debt host contract are carried at fair value under the fair value option, as described in Note 25 to the Consolidated Financial Statements.
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

Securities Borrowed and Securities Loaned
Securities borrowing and lending transactions do not constitute a sale of the underlying securities for accounting purposes and are treated as collateralized financing transactions. Such transactions are recorded at the amount of proceeds advanced or received plus accrued interest. As described in Note 25 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a number of securities borrowing and lending transactions. Fees received or paid for all securities borrowing and lending transactions are recorded in Interest revenue or Interest expense at the contractually specified rate.
Where the conditions of ASC 210-20-45-1, Balance
Sheet—Offsetting: Right of Setoff Conditions, are met, securities borrowing and lending transactions are presented net on the Consolidated Balance Sheet.
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

Consumer Non-accrual and Re-aging Policies
As a general rule, interest accrual ceases for installment and real estate (both open- and closed-end) loans when payments are 90 days contractually past due. For credit cards and other unsecured revolving loans, however, Citi generally accrues interest until payments are 180 days past due. As a result of OCC guidance, home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage is 90 days or more past due. Also as a result of OCC guidance, mortgage loans in regulated bank entities are classified as non-accrual within 60 days of notification that the borrower has filed for bankruptcy, with the exception of Federal Housing Administration (FHA)-insured loans.
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
Citi uses a multitude of variables in its macroeconomic forecast as part of its calculation of both the qualitative and quantitative components of the ACL, including both domestic and international variables for its global portfolios and exposures. Citi’s forecasts of the U.S. unemployment rate and U.S. Real GDP growth rate represent the key macroeconomic variables that most significantly affect its estimate of its consumer and corporate ACLs. Under the quantitative base scenario, Citi’s 4Q21 forecasts are for U.S. unemployment to continue to improve as the U.S. continues to move past the peak of the pandemic-related health and economic crisis.
The following are the main factors and interpretations that Citi considers when estimating the ACL under the CECL methodology:

•The most important reasons for the change in the ACL during 2021 were the ACL releases resulting from the recovery from the pandemic.
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
•For unconditionally cancelable accounts such as credit cards, reserves are based on the expected life of the balance as of the evaluation date (assuming no further charges) and do not include any undrawn commitments that are unconditionally cancelable. Reserves are included for undrawn commitments for accounts that are not unconditionally cancelable (such as letters of credit and corporate loan commitments, home equity lines of credit (HELOCs), undrawn mortgage loan commitments and financial guarantees).
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

•The loss models consume all or a portion of the R&S economic forecast and then revert to historical loss experience. The R&S forecast period for consumer loans is 13 quarters and, in most cases, reverts to historically based loss experience either immediately or using a straight-line approach thereafter, while the R&S period for corporate loans is nine quarters with an additional straight-line reversion period of three quarters for ECL parameters.
•The ACL incorporates provisions for accrued interest on products that are not subject to a non-accrual and timely write-off policy (e.g., credit cards, etc.).
•The reserves for TDRs are calculated using the discounted cash flow method and considers appropriate macroeconomic forecast data for the exposure type. For TDR loans that are collateral dependent, the ACL is based on the fair value of the collateral.
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
For credit cards, Citi uses the payment rate approach, which leverages payment rate curves, to determine the payments that should be applied to liquidate the end-of-period balance (CECL balance) in the estimation of EAD. The payment rate approach uses customer payment behavior (payment rate) to establish the portion of the CECL balance that will be paid each month. These payment rates are defined as the percentage of principal payments received in the respective month divided by the prior month’s billed principal balance. The liquidation (CECL payment) amount for each forecast period is determined by multiplying the CECL balance by that period’s forecasted payment rate. The cumulative sum of these payments less the CECL balance produces the balance liquidation curve. Citi does not apply a non-accrual policy to credit card receivables; rather, they are subject to full charge-off at 180 days past due. As such, the entire customer balance up until write-off, including accrued interest and fees, will be subject to the CECL reserve methodology.

Corporate Loans and HTM Securities
Citi records allowances for credit losses on all financial assets carried at amortized cost that are in the scope of CECL, including corporate loans classified as HFI and HTM debt securities. Discounting techniques are applied for corporate loans classified as HFI and HTM securities and non-accrual/TDR loan exposures. All cash flows are fully discounted to the reporting date. The ACL includes Citi’s estimate of all credit losses expected to be incurred over the estimated full contractual life of the financial asset. The contractual life of the financial asset does not include expected extensions, renewals or modifications, except for instances where the Company reasonably expects to extend the tenor of the financial asset pursuant to a future TDR. Where Citi has an unconditional option to extend the contractual term, Citi does not consider the potential extension in determining the contractual term; however, where the borrower has the sole right to exercise the extension option without Citi’s approval, Citi does consider the potential extension in determining the contractual term. The decrease in credit losses under CECL at the date of adoption on January 1, 2020, compared with the prior incurred loss methodology, was largely due to more precise contractual maturities that resulted in shorter remaining tenors, the incorporation of recoveries and use of more specific historical loss data based on an increase in portfolio segmentation across industries and geographies.
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

Purchased Credit-Deteriorated (PCD) Assets
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

Corporate
Citi generally classifies wholesale loans and debt securities classified as HTM or AFS as PCD when both of the following criteria are met: (i) the purchase price discount is at least 10% of par and (ii) the purchase date is more than 90 days after the origination or issuance date. Citi classifies HTM beneficial interests rated AA- and lower obtained at origination from certain securitization transactions as PCD when there is a significant difference (i.e., 10% or greater) between contractual cash flows, adjusted for prepayments, and expected cash flows at the date of recognition.

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

Estimated Credit Losses in the Delinquency-Managed Portfolios for Performing Exposures
In addition, risk management and finance representatives who cover business areas with delinquency-managed portfolios containing smaller-balance homogeneous loans present their recommended reserve balances based on leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends, including current and future housing prices, unemployment, length of time in foreclosure, costs to sell and GDP. This methodology is applied separately for each product within each geographic region in which these portfolios exist. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, size and diversity of individual large credits and ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any period and could result in a change in the allowance.

Allowance for Unfunded Lending Commitments
Credit loss reserves are recognized on all off-balance sheet commitments that are not unconditionally cancelable. Corporate loan EAD models include an incremental usage factor (or credit conversion factor) to estimate ECLs on amounts undrawn at the reporting date. Off-balance sheet commitments include unfunded exposures, revolving facilities, securities underwriting commitments, letters of credit, HELOCs and financial guarantees (excluding performance guarantees). This reserve is classified on the Consolidated Balance Sheet in Other liabilities. Changes to the allowance for unfunded lending commitments are recorded in Provision for credit losses on unfunded lending commitments.

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
See Note 21 to the Consolidated Financial Statements for further discussion.

Risk Management Activities—Derivatives Used for Hedging Purposes
The Company manages its exposures to market movements outside of its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products, including interest rate swaps, futures, forwards, purchased options and commodities, as well as foreign-exchange contracts. These end-user derivatives are carried at fair value in Trading account assets and Trading account liabilities.
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

ACCOUNTING CHANGES

Accounting for Deposit Insurance Expenses
During the fourth quarter of 2021, Citi changed its presentation of accounting for deposit insurance costs paid to the Federal Deposit Insurance Corporation (FDIC) and similar foreign regulators. These costs were previously presented within Interest expense and, as a result of this change, are now presented within Other operating expenses. Citi concluded that this presentation was preferable in Citi’s circumstances, as it better reflected the nature of these deposit insurance costs in that these costs do not directly represent interest payments to creditors, but are similar in nature to other payments to regulatory agencies that are accounted for as operating expenses.
This change in income statement presentation represents a “change in accounting principle” under ASC Topic 250, Accounting Changes and Error Corrections, with retrospective application to the earliest period presented. This change in accounting principle resulted in a reclassification of $1,207 million, $1,203 million and $781 million of deposit insurance expenses from Interest expense to Other operating expenses, for the years ended December 31, 2021, 2020 and 2019, respectively. This change had no impact on Citi’s net income or the total deposit insurance expense incurred by Citi.

Accounting for Financial Instruments—Credit Losses

Overview
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduced a new credit loss methodology, the CECL methodology, which requires earlier recognition of credit losses while also providing additional disclosure about credit risk. Citi adopted the ASU as of January 1, 2020, which, as discussed below, resulted in an increase in Citi’s Allowance for credit losses and a decrease to opening Retained earnings, net of deferred income taxes, at January 1, 2020.
The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, HTM debt securities, receivables and other financial assets measured at amortized cost at the time the financial asset is originated or acquired. The ACL is adjusted each period for changes in lifetime expected credit losses. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple existing impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset, the methodology generally results in the earlier recognition of the provision for credit losses and the related ACL than prior U.S. GAAP. For available-for-sale debt securities where fair value is less than cost that Citi intends to hold or more-likely-than-not will not be required to sell, credit-related impairment, if any, is recognized through an ACL and adjusted each period for changes in credit risk.

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

Accounting for Variable Post-Charge-Off Third-Party Collection Costs
During the second quarter of 2020, Citi changed its accounting for variable post-charge-off third-party collection costs, whereby these costs were accounted for as an increase in expenses as incurred rather than a reduction in expected credit recoveries. Citi concluded that such a change in the method of accounting is preferable in Citi’s circumstances as it better reflects the nature of these collection costs. That is, these costs do not represent reduced payments from borrowers and are similar to Citi’s other executory third-party vendor contracts that are accounted for as operating expenses as incurred. As a result of this change, Citi had a consumer ACL release of $426 million in the second quarter of 2020 for its U.S. cards portfolios and $122 million in the third quarter of 2020 for its international portfolios.
In the fourth quarter of 2020, Citi revised the second quarter of 2020 accounting conclusion from a “change in accounting estimate effected by a change in accounting principle” to a “change in accounting principle,” which required an adjustment to opening retained earnings rather than net income, with retrospective application to the earliest period presented. Citi considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections; ASC Topic 270, Interim Reporting; ASC Topic 250-S99-1, Assessing Materiality; and ASC Topic 250-S99-23, Accounting Changes Not Retroactively Applied Due to Immateriality, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Citi believes that the effects of the revisions were not material to any previously reported quarterly or annual period. As a result, Citi’s full-year and quarterly results were revised to reflect this change as if it were effective as of January 1, 2020 (impacts to 2018 and 2019 were de minimis). Accordingly, Citi recorded an increase to its beginning retained earnings on January 1, 2020 of $330 million and a decrease of $443 million to its ACL. Further, Citi recorded a decrease of $18 million to its provisions for credit losses on loans in the first quarter of 2020 and an increase of $339 million and $122 million to its provisions for credit losses on loans in the second and third quarters of 2020, respectively. In addition, Citi`s operating expenses increased by $49 million and $45 million, with a corresponding decrease in net credit losses, in the first and second quarters of 2020, respectively. As a result of these changes, Citi’s net income for the year ended December 31, 2020 was $330 million lower, or $0.16 per share lower, than under the previous presentation as a change in accounting estimate effected by a change in accounting principle.

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
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that the scope of the initial accounting relief issued by the FASB in March 2020 includes derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform (commonly referred to as the “discounting transition”). The amendments do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022 and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The ASU was adopted by Citi on a full retrospective basis upon issuance and did not impact financial results in 2020.

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

SUPERSEDED ACCOUNTING PRINCIPLES

The following accounting principle was in effect for 2019 since ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) became effective beginning on January 1, 2020.
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

2. DISCONTINUED OPERATIONS, SIGNIFICANT DISPOSALS AND OTHER BUSINESS EXITS

Summary of Discontinued Operations
The Company’s results from Discontinued operations consisted of residual activities related to the sales of the Egg Banking plc credit card business in 2011 and the German retail banking business in 2008. All Discontinued operations results are recorded within Corporate/Other.
The following table summarizes financial information for all Discontinued operations:

In millions of dollars	2021	2020	2019
Total revenues, net of interest expense	$—	$—	$—
Income (loss) from discontinued operations	$7	$(20)	$(31)
Benefit for income taxes	—	—	(27)
Income (loss) from discontinued operations, net of taxes	$7	$(20)	$(4)

Cash flows from Discontinued operations were not material for any period presented.

Significant Disposals
The following transactions were identified as significant disposals that are recorded within the GCB segment, including the assets and liabilities that were reclassified to held-for-sale within Other assets and Other liabilities on the Consolidated Balance Sheet and the Income (loss) before taxes (benefits) related to each business.

Agreement to Sell Australia Consumer Banking Business
On August 9, 2021, Citi entered into an agreement to sell its Australia consumer banking business, which is part of Asia GCB. The sale, which is subject to regulatory approvals and other closing conditions, is expected to close in the first half of 2022. As of December 31, 2021, Citi reported the business as held-for-sale, resulting in a pretax loss on sale of approximately $700 million recorded in Other revenue ($600 million after-tax), subject to closing adjustments. The loss on sale primarily reflected the impact of a pretax $625 million currency translation adjustment (CTA) loss (net of hedges) ($475 million after-tax) already reflected in the Accumulated other comprehensive income (AOCI) component of equity. Upon closing, the CTA-related balance will be removed from the AOCI component of equity, resulting in a neutral CTA impact to Citi’s Common Equity Tier 1 Capital. Income before taxes, excluding the above referenced pretax loss on sale, for the Australia consumer banking business was as follows:

In millions of dollars	2021	2020	2019
Income before taxes	$306	$181	$302

The following assets and liabilities for the Australia consumer banking business were identified and reclassified to held-for-sale within Other assets and Other liabilities on the Consolidated Balance Sheet at December 31, 2021:

In millions of dollars	December 31, 2021
Assets
Cash and deposits with banks	$24
Loans (net of allowance of $242 million at December 31, 2021)	8,813
Goodwill and intangible assets	257
Other assets	81
Total assets	$9,175
Liabilities
Deposits	$7,034
Long-term debt	479
Other liabilities	171
Total liabilities	$7,684

Agreement to Sell Philippines Consumer Banking Business
On December 23, 2021, Citi entered into an agreement to sell its Philippines consumer banking business, which is part of Asia GCB. The sale, which is subject to regulatory approvals and other closing conditions, is expected to close in the second half of 2022 and result in an after-tax gain upon closing. Income before taxes for the period in which the individually significant component was classified as held-for-sale and for all prior periods was as follows:

In millions of dollars	2021	2020	2019
Income before taxes	$145	$42	$196

The following assets and liabilities for the Philippines consumer banking business were identified and reclassified to held-for-sale within Other assets and Other liabilities on the Consolidated Balance Sheet at December 31, 2021:

In millions of dollars	December 31, 2021
Assets
Cash and deposits with banks	$20
Loans (net of allowance of $96 million at December 31, 2021)	1,132
Goodwill	244
Other assets, advances to/from subs	588
Other assets	63
Total assets	$2,047
Liabilities
Deposits	$1,373
Other liabilities	76
Total liabilities	$1,449

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
Income before taxes for the divested business, excluding the pretax gain on sale, was as follows:

In millions of dollars	2021	2020	2019
Income before taxes	$—	$—	$123

Other Business Exits

Wind-Down of Korea Consumer Banking Business
On October 25, 2021, Citi announced its decision to wind down and close its Korea consumer banking business, which is part of Asia GCB. In connection with the announcement, Citibank Korea Inc. (CKI) commenced a voluntary termination program (VERP). Due to the voluntary nature of this termination program, no liabilities for termination benefits are recorded until CKI makes formal offers to employees that are then irrevocably accepted by those employees. Related charges are recorded as Compensation and benefits.
For the year ended December 31, 2021, Citigroup recorded pretax charges of approximately $1.1 billion, composed of gross charges connected to the Korea voluntary termination program.
The following table summarizes the reserve charges related to the voluntary termination program and other initiatives reported in the GCB business segment:

In millions of dollars	2021
Employee termination costs (pretax)
Original reserve charges	$1,052
Utilization	(1)
Foreign exchange	3
Balance at December 31, 2021	$1,054

The total estimated cash charges for the termination program are approximately $1.1 billion, of which most are already recognized in 2021. Citi expects to recognize the remaining charges throughout 2022, as voluntary retirements are phased in and irrevocably accepted in order to minimize business and operational impacts.

3. OPERATING SEGMENTS
As of December 31, 2021, Citigroup’s primary activities were conducted through the following operating segments: Institutional Clients Group (ICG) and Global Consumer Banking (GCB). Activities not assigned to the operating segments, as well as certain North America legacy consumer loan portfolios, discontinued operations and other legacy assets, were included in Corporate/Other.
The operating segments are determined based on how management allocates resources and measures financial performance to make business decisions, and are reflective of the types of customers served, and products and services provided.
ICG consisted of Banking and Markets and securities services, providing institutional, public sector and high-net-worth clients in 95 countries and jurisdictions with a broad range of banking and financial products and services.
GCB included a global, full-service consumer franchise delivering a wide array of banking, credit card, lending and investment services through a network of local branches, offices and electronic delivery systems and consisted of three GCB reporting units: North America, Latin America and Asia (including consumer banking activities in certain EMEA countries).
Corporate/Other included certain unallocated costs of global functions, other corporate expenses and net treasury results, offsets to certain line-item reclassifications and eliminations, and unallocated taxes.
Beginning in 2021, Citi changed its allocation for certain recurring expenses that are attributable to the operating segments from Corporate/Other to GCB and ICG. These expenses include incremental investments related to risks and controls, technology capabilities and information security initiatives, as well as some incremental spend related to the pandemic. The prior-period reportable operating segment results have been revised to conform to the current-year presentation for all periods to reflect this revised allocation methodology. Citi’s consolidated results were unchanged for all periods presented as a result of the changes discussed above.
As part of its strategic refresh, Citi is making management reporting changes to align with its vision and strategy, including to assist Citi in decisions about resources and capital allocation and to assess business performance. In the first quarter of 2022, Citi plans to revise its financial reporting structure to align with these management reporting changes.
The accounting policies of these operating segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.
The following table presents certain information regarding the Company’s continuing operations by operating segment and Corporate/Other:

	Revenues, net of interest expense(1)			Provision (benefits) for income taxes			Income (loss) from continuing operations(2)			Identifiable assets
In millions of dollars, except identifiable assets in billions	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020
Institutional Clients Group	$43,887	$45,088	$39,824	$4,524	$3,303	$3,524	$15,763	$11,553	$12,776	$1,762	$1,730
Global Consumer Banking	27,330	30,342	33,221	1,745	143	1,708	6,046	663	5,579	432	434
Corporate/Other	667	71	2,022	(818)	(921)	(802)	209	(1,109)	1,116	97	96
Total	$71,884	$75,501	$75,067	$5,451	$2,525	$4,430	$22,018	$11,107	$19,471	$2,291	$2,260

(1)     Includes total revenues, net of interest expense (excluding Corporate/Other), in North America of $34.2 billion, $36.8 billion and $34.1 billion; in EMEA of $13.1 billion, $13.0 billion and $12.2 billion; in Latin America of $9.2 billion, $9.4 billion and $10.6 billion; and in Asia of $14.7 billion, $16.2 billion and $16.2 billion in 2021, 2020 and 2019, respectively. These regional numbers exclude Corporate/Other, which largely reflects U.S. activities.
(2)     Includes pretax provisions for credit losses and for benefits and claims in the ICG results of $(2.9) billion, $5.6 billion and $0.6 billion; in the GCB results of $(0.5) billion, $11.7 billion and $7.9 billion; and in the Corporate/Other results of $(0.4) billion, $0.2 billion and $(0.1) billion in 2021, 2020 and 2019, respectively.

4.  INTEREST REVENUE AND EXPENSE

Interest revenue and Interest expense consisted of the following:

In millions of dollars	2021	2020	2019
Interest revenue
Loan interest, including fees	$35,440	$40,185	$47,751
Deposits with banks	577	928	2,682
Securities borrowed and purchased under agreements to resell	1,052	2,283	6,872
Investments, including dividends	7,388	7,989	9,860
Trading account assets(2)	5,365	6,125	7,672
Other interest-bearing assets	653	579	1,673
Total interest revenue	$50,475	$58,089	$76,510
Interest expense
Deposits(1)	$2,896	$5,334	$11,852
Securities loaned and sold under agreements to repurchase	1,012	2,077	6,263
Trading account liabilities(2)	482	628	1,308
Short-term borrowings and other interest-bearing liabilities	121	630	2,465
Long-term debt	3,470	4,669	6,494
Total interest expense	$7,981	$13,338	$28,382
Net interest income	$42,494	$44,751	$48,128
Provision for credit losses on loans	(3,103)	15,922	8,218
Net interest income after provision for credit losses on loans	$45,597	$28,829	$39,910

(1)During 2021, Citi reclassified deposit insurance expenses from Interest expense to Other operating expenses for all periods presented. Amounts reclassified for each year were $1,207 million for 2021, $1,203 million for 2020 and $781 million for 2019. For additional information, see Note 1 to the Consolidated Financial Statements.
(2)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

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
Brokerage commissions primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sales of mutual funds and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Brokerage commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally on the trade execution date. Sales of certain investment products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the product is not recognized until the variable consideration becomes fixed. The Company recognized $639 million, $495 million and $485 million of revenue related to such variable consideration for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
Credit card and bank card income is primarily composed of interchange fees, which are earned by card issuers based on purchase sales, and certain card fees, including annual fees. Costs related to customer reward programs and certain payments to partners (primarily based on program sales, profitability and customer acquisitions) are recorded as a reduction of credit card and bank card income. Citi’s credit card programs have certain partner sharing agreements that vary by partner. These partner sharing agreements are subject to contractually based performance thresholds that, if met, would require Citi to make ongoing payments to the partner. The threshold is based on the profitability of a program and is generally calculated based on predefined program revenues less predefined program expenses. In most of Citi’s partner sharing agreements, program expenses include net credit losses and, to the extent that the increase in net credit losses reduces Citi’s liability for the partners’ share for a given program year, it would generally result in lower payments to partners in total for that year and vice versa. Further, in some instances, other partner payments are based on program sales and new account acquisitions. Interchange revenues are recognized as earned on a daily basis when Citi’s performance obligation to transmit funds to the payment networks has been satisfied. Annual card fees, net of origination costs, are deferred and amortized on a straight-line basis over a 12-month period. Costs related to card reward programs are recognized when the rewards are earned by the cardholders. Payments to partners are recognized when incurred.
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
Insurance distribution revenue consists of commissions earned from third-party insurance companies for marketing and selling insurance policies on behalf of such entities. Such commissions are recognized in Commissions and fees at the point in time the associated service is fulfilled, generally when the insurance policy is sold to the policyholder. Sales of certain insurance products include a portion of variable consideration associated with the underlying product. In these instances, a portion of the revenue associated with the sale of the policy is not recognized until the variable consideration becomes determinable. The Company recognized $260 million, $290 million and $322 million of revenue related to such variable consideration for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts primarily relate to performance obligations satisfied in prior periods.
Insurance premiums consist of premium income from insurance policies that Citi has underwritten and sold to policyholders.

The following table presents Commissions and fees revenue:

	2021				2020				2019
In millions of dollars	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total
Investment banking	$6,007	$—	$—	$6,007	$4,483	$—	$—	$4,483	$3,767	$—	$—	$3,767
Brokerage commissions	2,080	1,156	—	3,236	1,986	974	—	2,960	1,771	841	—	2,612
Credit card and bank card income
Interchange fees	817	9,004	—	9,821	703	7,301	—	8,004	1,222	8,621	—	9,843
Card-related loan fees	28	667	—	695	23	626	—	649	60	718	—	778
Card rewards and partner payments(1)	(405)	(9,830)	—	(10,235)	(380)	(8,293)	—	(8,673)	(691)	(8,883)	—	(9,574)
Deposit-related fees(2)	1,044	287	—	1,331	958	376	—	1,334	1,048	470	—	1,518
Transactional service fees	1,003	95	—	1,098	886	88	—	974	824	123	—	947
Corporate finance(3)	709	—	—	709	457	—	—	457	616	—	—	616
Insurance distribution revenue	11	462	—	473	11	492	—	503	12	524	—	536
Insurance premiums	—	94	—	94	—	125	—	125	—	186	—	186
Loan servicing	43	40	15	98	82	30	25	137	78	55	21	154
Other	104	237	4	345	118	310	4	432	99	261	3	363
Total commissions and fees(4)	$11,441	$2,212	$19	$13,672	$9,327	$2,029	$29	$11,385	$8,806	$2,916	$24	$11,746

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
(2)Includes overdraft fees of $107 million, $100 million and $127 million for the years ended December 31, 2021, 2020 and 2019, respectively. Overdraft fees are accounted for under ASC 310.
(3)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(4)Commissions and fees include $(8,516) million, $(7,160) million and $(7,695) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the years ended December 31, 2021, 2020 and 2019, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

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
Fiduciary fees consist of trust services and investment management services. As an escrow agent, Citi receives, safe-keeps, services and manages clients’ escrowed assets, such as cash, securities, property (including intellectual property), contracts or other collateral. Citi performs its escrow agent duties by safekeeping the assets during the specified time period agreed upon by all parties and therefore earns its revenue evenly during the contract duration.
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
The following table presents Administration and other fiduciary fees revenue:

	2021				2020				2019
In millions of dollars	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total	ICG	GCB	Corp/Other	Total
Custody fees	$1,872	$25	$1	$1,898	$1,590	$29	$38	$1,657	$1,453	$16	$73	$1,542
Fiduciary fees	798	659	7	1,464	668	602	4	1,274	647	621	28	1,296
Guarantee fees	569	8	4	581	529	7	5	541	558	8	7	573
Total administration and other fiduciary fees(1)	$3,239	$692	$12	$3,943	$2,787	$638	$47	$3,472	$2,658	$645	$108	$3,411

(1)    Administration and other fiduciary fees include $581 million, $541 million and $573 million for the years ended December 31, 2021, 2020 and 2019, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

6. PRINCIPAL TRANSACTIONS

Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions that are managed on a portfolio basis and characterized below based on the primary risk managed by each trading desk. Not included in the table below is the impact of net interest income related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the Consolidated
Financial Statements for information about net interest income related to trading activities. Principal transactions include CVA (credit valuation adjustments) and FVA (funding valuation adjustments) on over-the-counter derivatives, and gains (losses) on certain economic hedges on loans in ICG. These adjustments are discussed further in Note 24 to the Consolidated Financial Statements.
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

In millions of dollars	2021	2020	2019
Interest rate risks(1)	$2,790	$5,561	$3,831
Foreign exchange risks(2)	3,886	4,158	3,850
Equity risks(3)	2,197	1,343	808
Commodity and other risks(4)	1,123	1,133	546
Credit products and risks(5)	158	1,690	(143)
Total	$10,154	$13,885	$8,892

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
Discretionary annual incentive awards are generally awarded in the first quarter of the year based on the previous year’s performance. Awards valued at less than U.S. $100,000 (or the local currency equivalent) are generally paid entirely in the form of an immediate cash bonus. Pursuant to Citigroup policy and/or regulatory requirements, certain employees are subject to mandatory deferrals of incentive pay and generally receive 25%–60% of their awards in the form of deferred stock and deferred cash stock units. Discretionary annual incentive awards to many employees in the EU are subject to deferral requirements regardless of the total award value, with at least 50% of the immediate incentive delivered in the form of a stock payment award subject to a restriction on sale or transfer (generally, for 12 months).
Subject to certain exceptions (principally, for retirement-eligible employees), continuous employment within Citigroup is required to vest in deferred annual incentive awards. Post employment vesting by retirement-eligible employees and participants who meet other conditions is generally conditioned upon their refraining from competition with Citigroup during the remaining vesting period, unless the employment relationship has been terminated by Citigroup under certain conditions.
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
Unvested CAP, deferred cash stock units and deferred cash awards may be subject to performance conditions and are subject to one or more cancellation and clawback provisions that apply in certain circumstances, including gross misconduct.

Outstanding (Unvested) Stock Awards
A summary of the status of unvested stock awards granted as discretionary annual incentive or sign-on and replacement awards is presented below:

Unvested stock awards	Shares	Weighted- average grant date fair value per share
Unvested at December 31, 2020	28,226,292	$69.25
Granted(1)	17,535,978	62.10
Canceled	(1,453,029)	67.01
Vested(2)	(12,664,557)	67.17
Unvested at December 31, 2021	31,644,684	$66.22

(1)The weighted-average fair value of the shares granted during 2020 and 2019 was $76.68 and $61.78, respectively.
(2)The weighted-average fair value of the shares vesting during 2021 was approximately $64.23 per share on the vesting date, compared to $67.17 on the grant date.

Total unrecognized compensation cost related to unvested stock awards was $654 million at December 31, 2021. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Units
Executive officers were awarded performance share units (PSUs) every February from 2018 to 2021, for performance in the year prior to the award date based on two performance metrics. For PSUs awarded in 2018, 2019 and 2020, those metrics were return on tangible common equity and earnings per share. For PSUs awards in 2021, the metrics were return on tangible common equity and tangible book value per share. In each year, the metrics were equally weighted.
For all award years, if the total shareholder return is negative over the three-year performance period, executives may earn no more than 100% of the target PSUs, regardless of the extent to which Citigroup outperforms against performance goals and/or peer firms. The number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are meaningfully exceeded.
For all award years, the value of each PSU is equal to the value of one share of Citi common stock. Dividend equivalents are accrued and paid on the number of earned PSUs after the end of the performance period.
PSUs are subject to variable accounting, pursuant to which the associated value of the award will fluctuate with changes in Citigroup’s stock price and the attainment of the specified performance goals for each award, until the award is settled solely in cash after the end of the performance period. The value of the award, subject to the performance goals and taking into account any mandatory equitable adjustments as per the terms of the award agreement, is estimated using a simulation model that incorporates multiple valuation assumptions, including the probability of achieving the specified performance goals of each award. The risk-free rate used in the model is based on the applicable U.S. Treasury yield curve. Other significant assumptions for the awards are as follows:

Valuation assumptions	2021	2020	2019
Expected volatility	40.88%	22.26%	25.33%
Expected dividend yield	4.21	2.82	2.67

A summary of the performance share unit activity for 2021 is presented below:

Performance share units	Units	Weighted- average grant date fair value per unit
Outstanding, beginning of year	1,333,803	$79.39
Granted(1)	418,098	78.55
Canceled	(344,131)	83.24
Payments	(133,497)	83.24
Outstanding, end of year	1,274,273	$77.67

(1)     The weighted-average grant date fair value per unit awarded in 2020 and 2019 was $83.45 and $72.83, respectively.

Transformation Program
In order to provide an incentive for select employees to effectively execute Citi’s transformation program, in August 2021 the Personnel and Compensation (P&C) Committee of Citigroup’s Board of Directors approved a program for them to earn additional compensation based on the achievement of Citi’s transformation goals from August 2021 through December 2024 and satisfaction of other conditions. Eligible employees were notified of their award under the program in November 2021. Performance under the program is divided into three consecutive periods, ending on December 31, 2022, 2023 and 2024. The awards will be subject to variable accounting, pursuant to which the associated value of the award will fluctuate with the attainment of the performance conditions for each tranche and changes to Citigroup’s stock price. The amortization commenced after the service inception date of November 2021. Payment for each period will be in cash, in a lump sum, with the third payment indexed to changes in the value of Citi’s common stock from the service inception date through the payment date. Earnings generally will be based on collective performance with respect to Citi’s transformation goals and will be evaluated and approved by the Committee on an annual basis.
Payments in the event of any category of employment termination or change in job title or employment status are subject to Citi’s discretion. Cancellation and clawback is provided for in the event of misconduct and certain other circumstances. The program applies to senior leaders critical to helping deliver a successful transformation with the value varying based on individual compensation levels.

Stock Option Programs
All outstanding stock options are fully vested, with the related expense recognized as a charge to income in prior periods. The following table presents information with respect to stock option activity under Citigroup’s stock option programs:

	2021			2020			2019
	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share
Outstanding, beginning of year	166,650	$47.42	$14.24	166,650	$47.42	$32.47	762,225	$101.84	$—
Canceled	—	—	—	—	—	—	(11,365)	40.80	—
Expired	—	—	—	—	—	—	(449,916)	142.30	—
Exercised	(166,650)	52.50	20.49	—	—	—	(134,294)	39.00	23.50
Outstanding, end of year	—	$—	$—	166,650	$47.42	$14.24	166,650	$47.42	$32.47
Exercisable, end of year	—			166,650			166,650

As of December 31, 2021, Citigroup no longer has any stock options outstanding.

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

Summary
Except for awards subject to variable accounting, the total expense recognized for stock awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period, other than for awards to retirement-eligible employees and immediately vested awards. Whenever awards are made or are expected to be made to retirement-eligible employees, the charge to income is accelerated based on when the applicable conditions to retirement eligibility were or will be met. If the employee is retirement eligible on the grant date, or the award is vested at the grant date, Citi recognizes the expense each year equal to the grant date fair value of the awards that it estimates will be granted in the following year.
Recipients of Citigroup stock awards generally do not have any stockholder rights until shares are delivered upon vesting or exercise, or after the expiration of applicable required holding periods. Recipients of deferred stock awards and deferred cash stock unit awards, however, may, except as prohibited by applicable regulatory guidance, be entitled to receive or accrue dividends or dividend-equivalent payments during the vesting period. Recipients of stock payment awards generally are entitled to vote the shares in their award during the sale-restriction period. Once a stock award vests, the shares delivered to the participant are freely transferable, unless they are subject to a restriction on sale or transfer for a specified period.
All equity awards granted since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans that are administered by the P&C Committee, which is composed entirely of independent non-employee directors.
At December 31, 2021, approximately 39.0 million shares of Citigroup common stock were authorized and available for grant under Citigroup’s 2019 Stock Incentive Plan, the only plan from which equity awards are currently granted.
The 2019 Stock Incentive Plan and predecessor plans permit the use of treasury stock or newly issued shares in connection with awards granted under the plans. Treasury shares were used to settle vestings from 2018 to 2021, and for the first quarter of 2022, except where local laws favor newly issued shares. The use of treasury stock or newly issued shares to settle stock awards does not affect the compensation expense recorded in the Consolidated Statement of Income for equity awards.

Incentive Compensation Cost
The following table shows components of compensation expense, relating to certain of the incentive compensation programs described above:

In millions of dollars	2021	2020	2019
Charges for estimated awards to retirement-eligible colleagues	$807	$748	$683
Amortization of deferred cash awards, deferred cash stock units and performance stock units	384	201	355
Immediately vested stock award expense(1)	99	95	82
Amortization of restricted and deferred stock awards(2)	395	420	404
Other variable incentive compensation	435	627	666
Total	$2,120	$2,091	$2,190

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
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are measured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement plan obligations as of December 31, 2021. All other plans (All Other Plans) are measured annually with a December 31 measurement date.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Benefits earned during the year	$—	$—	$1	$149	$147	$146	$—	$—	$—	$6	$7	$8
Interest cost on benefit obligation	351	378	469	268	246	287	13	17	24	96	93	104
Expected return on assets	(683)	(824)	(821)	(253)	(245)	(281)	(13)	(17)	(18)	(84)	(77)	(84)
Amortization of unrecognized:
Prior service cost (benefit)	2	2	2	(6)	5	(4)	(9)	(2)	—	(9)	(9)	(10)
Net actuarial loss (gain)	228	233	200	62	70	61	(3)	—	—	13	20	23
Curtailment loss (gain)(1)	—	—	1	1	(8)	(6)	—	—	—	—	—	—
Settlement loss (gain)(1)	—	—	—	10	(1)	6	—	—	—	—	—	—
Total net (benefit) expense	$(102)	$(211)	$(148)	$231	$214	$209	$(12)	$(2)	$6	$22	$34	$41

(1)Losses (gains) due to curtailment and settlement relate to repositioning and divestiture activities.

Contributions
The Company’s funding practice for U.S. and non-U.S. pension and postretirement plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions for 2021 or 2020.
The following table summarizes the Company’s actual contributions for the years ended December 31, 2021 and 2020, as well as expected Company contributions for 2022. Expected contributions are subject to change, since contribution decisions are affected by various factors, such as market performance, tax considerations and regulatory requirements.

	Pension plans(1)						Postretirement benefit plans(1)
	U.S. plans(2)			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Contributions made by the Company	$—	$—	$—	$74	$104	$115	$—	$—	$—	$3	$3	$4
Benefits paid directly by (reimbursements to) the Company(3)	57	56	56	413	51	43	5	22	(15)	6	5	5

(1)    Amounts reported for 2022 are expected amounts.
(2)     The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.
(3)    Estimated 2022 benefit payments have increased due to the wind-down of Citi’s consumer banking business in Korea, as it is expected that employees who elected the VERP plan will be withdrawing their pension plan assets. See Note 2 to the Consolidated Financial Statements for additional information.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s pension and postretirement plans:

	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$13,815	$13,453	$8,629	$8,105	$559	$692	$1,390	$1,384
Benefits earned during the year	—	—	149	147	—	—	6	7
Interest cost on benefit obligation	351	378	268	246	13	17	96	93
Plan amendments(1)	—	—	6	(4)	—	(104)	—	—
Actuarial (gain) loss(2)	(447)	950	(344)	518	(28)	(18)	(110)	30
Benefits paid, net of participants’ contributions and government subsidy(3)	(953)	(966)	(345)	(298)	(43)	(28)	(78)	(64)
Settlement gain(4)	—	—	(124)	(110)	—	—	—	—
Curtailment gain(4)	—	—	(30)	(14)	—	—	—	—
Foreign exchange impact and other	—	—	(208)	39	—	—	(135)	(60)
Projected benefit obligation at year end	$12,766	$13,815	$8,001	$8,629	$501	$559	$1,169	$1,390
Change in plan assets
Plan assets at fair value at beginning of year	$13,309	$12,717	$7,831	$7,556	$331	$345	$1,146	$1,127
Actual return on assets(2)	565	1,502	217	584	9	29	97	129
Company contributions (reimbursements)	56	56	155	158	22	(15)	8	9
Benefits paid, net of participants’ contributions and government subsidy(3)	(953)	(966)	(345)	(298)	(43)	(28)	(78)	(64)
Settlement gain(4)	—	—	(124)	(110)	—	—	—	—
Foreign exchange impact and other	—	—	(120)	(59)	—	—	(130)	(55)
Plan assets at fair value at year end	$12,977	$13,309	$7,614	$7,831	$319	$331	$1,043	$1,146
Funded status of the plans
Qualified plans(5)	$894	$230	$(387)	$(798)	$(182)	$(228)	$(126)	$(244)
Nonqualified plans(6)	(683)	(736)	—	—	—	—	—	—
Funded status of the plans at year end	$211	$(506)	$(387)	$(798)	$(182)	$(228)	$(126)	$(244)
Net amount recognized
Qualified plans
Benefit asset	$894	$230	$963	$741	$—	$—	$165	$25
Benefit liability	—	—	(1,350)	(1,539)	(182)	(228)	(291)	(269)
Qualified plans	$894	$230	$(387)	$(798)	$(182)	$(228)	$(126)	$(244)
Nonqualified plans	(683)	(736)	—	—	—	—	—	—
Net amount recognized on the balance sheet	$211	$(506)	$(387)	$(798)	$(182)	$(228)	$(126)	$(244)
Amounts recognized in AOCI(7)
Net transition obligation	$—	$—	$—	$—	$—	$—	$—	$—
Prior service (cost) benefit	(8)	(10)	5	12	92	101	47	63
Net actuarial (loss) gain	(6,575)	(7,132)	(1,400)	(1,863)	77	56	(182)	(348)
Net amount recognized in equity (pretax)	$(6,583)	$(7,142)	$(1,395)	$(1,851)	$169	$157	$(135)	$(285)
Accumulated benefit obligation at year end	$12,765	$13,812	$7,559	$8,116	$501	$559	$1,169	$1,390

(1)The U.S. postretirement benefit plan was amended in 2020 to move grandfathered Medicare-eligible retirees to the Medicare individual marketplace.
(2)During 2021, the actuarial gain was primarily due to the increase in global discount rates partially offset by lower than expected asset returns. During 2020, the actuarial loss was primarily due to the decline in global discount rates partially offset by favorable asset returns.
(3)U.S. postretirement benefit plans were net of Employer Group Waiver Plan subsidies of $11 million and $40 million in 2021 and 2020, respectively.
(4)Curtailment and settlement gains relate to repositioning and divestiture activities.
(5)The U.S. qualified pension plan was fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of January 1, 2022 and no minimum required funding is expected for 2022.
(6)The nonqualified plans of the Company are unfunded.

(7)The framework for the Company’s pension oversight process includes monitoring of potential settlement charges for all plans. Settlement accounting is triggered when either the sum of all settlements (including lump sum payments) for the year is greater than service plus interest costs or if more than 10% of the plan’s projected benefit obligation will be settled. Because some of Citi’s significant plans are frozen and have no material service cost, settlement accounting may apply in the future.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	2021	2020	2019
Beginning of year balance, net of tax(1)(2)	$(6,864)	$(6,809)	$(6,257)
Actuarial assumptions changes and plan experience	963	(1,464)	(2,300)
Net asset gain (loss) due to difference between actual and expected returns	(148)	1,076	1,427
Net amortization	280	318	274
Prior service credit (cost)	(7)	108	(7)
Curtailment/settlement gain(3)	11	(8)	1
Foreign exchange impact and other	153	(108)	(66)
Change in deferred taxes, net	(240)	23	119
Change, net of tax	$1,012	$(55)	$(552)
End of year balance, net of tax(1)(2)	$(5,852)	$(6,864)	$(6,809)

(1)See Note 19 to the Consolidated Financial Statements for further discussion of net AOCI balance.
(2)Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.
(3)Curtailment and settlement relate to repositioning and divestiture activities.

At December 31, 2021 and 2020, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO) and the aggregate fair value of plan assets are presented for all defined benefit pension plans with a PBO in excess of plan assets and for all defined benefit pension plans with an ABO in excess of plan assets as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets
	U.S. plans(1)		Non-U.S. plans		U.S. plans(1)		Non-U.S. plans
In millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$683	$736	$3,966	$4,849	$683	$736	$3,809	$4,723
Accumulated benefit obligation	682	734	3,574	4,400	682	734	3,477	4,329
Fair value of plan assets	—	—	2,616	3,310	—	—	2,486	3,212

(1)As of December 31, 2021 and 2020, only the nonqualified plans’ PBO and ABO exceeded plan assets.
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

Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2021	2020
Discount rate
U.S. plans
Qualified pension	2.80%	2.45%
Nonqualified pension	2.80	2.35
Postretirement	2.75	2.20
Non-U.S. pension plans
Range(1)	-0.10 to 11.95	-0.25 to 11.15
Weighted average	3.96	3.14
Non-U.S. postretirement plans
Range	1.05 to 10.00	0.80 to 8.55
Weighted average	8.28	7.42
Future compensation increase rate(2)
Non-U.S. pension plans
Range	1.30 to 11.25	1.20 to 11.25
Weighted average	3.10	3.10
Expected return on assets
U.S. plans
Qualified pension	5.00	5.80
Postretirement(3)	5.00/1.50	5.80/1.50
Non-U.S. pension plans
Range	0.00 to 11.50	0.00 to 11.50
Weighted average	3.69	3.39
Non-U.S. postretirement plans
Range	6.00 to 8.00	5.95 to 8.00
Weighted average	7.99	7.99

(1)    Due to historically low global interest rates, there were negative discount rates for plans with relatively short duration in certain major markets, such as the Eurozone and Switzerland.
(2)    Not material for U.S. plans.
(3)    For the years ended 2021 and 2020, the expected return on assets for the VEBA Trust was 1.50%.

During the year	2021	2020	2019
Discount rate
U.S. plans
Qualified pension	2.45%/3.10%/ 2.75%/2.80%	3.25%/3.20%/ 2.60%/2.55%	4.25%/3.85%/ 3.45%/3.10%
Nonqualified pension	2.35/3.00/ 2.70/2.75	3.25/3.25/ 2.55/2.50	4.25/3.90/ 3.50/3.10
Postretirement	2.20/2.85/ 2.60/2.65	3.15/3.20/ 2.45/2.35	4.20/3.80/ 3.35/3.00
Non-U.S. pension plans(1)
Range(2)	-0.25 to 11.15	-0.10 to 11.30	-0.05 to 12.00
Weighted average	3.14	3.65	4.47
Non-U.S. postretirement plans(1)
Range	0.80 to 9.80	0.90 to 9.75	1.75 to 10.75
Weighted average	7.42	7.76	9.05
Future compensation increase rate(3)
Non-U.S. pension plans(1)
Range	1.20 to 11.25	1.50 to 11.50	1.30 to 13.67
Weighted average	3.10	3.17	3.16
Expected return on assets
U.S. plans
Qualified pension(4)	5.80/5.60/5.60/5.00	6.70	6.70
Postretirement(4)	5.80/1.50	6.70/3.00	6.70/3.00
Non-U.S. pension plans(1)
Range	0.00 to 11.50	0.00 to 11.50	1.00 to 11.50
Weighted average	3.39	3.95	4.30
Non-U.S. postretirement plans(1)
Range	5.95 to 8.00	6.20 to 8.00	8.00 to 9.20
Weighted average	7.99	7.99	8.01

(1)    Reflects rates utilized to determine the quarterly expense for Significant non-U.S. pension and postretirement plans.
(2)    Due to historically low global interest rates, there were negative discount rates for plans with relatively short duration in certain major markets, such as the Eurozone and Switzerland.
(3)    Not material for U.S. plans.
(4)    The expected return on assets for the U.S. pension and postretirement plans was lowered from 5.80% to 5.60% effective April 1, 2021 and to 5.00% effective October 1, 2021 to reflect the change in target asset allocation.

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
The following table shows the expected return on assets used in determining the Company’s pension expense compared to the actual return on assets during 2021, 2020 and 2019 for the U.S. pension and postretirement plans:

U.S. plans (During the year)	2021	2020	2019
Expected return on assets
U.S. pension and postretirement trust	5.80%/5.60%/5.60%/5.00%	6.70%	6.70%
VEBA trust	1.50	3.00	3.00
Actual return on assets(1)
U.S. pension and postretirement trust	5.14	12.84	15.20
VEBA trust	1.52	2.11	1.91 to 2.76

(1)Actual return on assets is presented net of fees.

Sensitivities of Certain Key Assumptions
The following tables summarize the effect on pension expense:

	Discount rate
	One-percentage-point increase
In millions of dollars	2021	2020	2019
U.S. plans	$35	$34	$28
Non-U.S. plans	(4)	(16)	(19)
	One-percentage-point decrease
In millions of dollars	2021	2020	2019
U.S. plans	$(49)	$(52)	$(44)
Non-U.S. plans	25	25	32

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
The following tables summarize the effect on pension expense:

	Expected return on assets
	One-percentage-point increase
In millions of dollars	2021	2020	2019
U.S. plans	$(124)	$(123)	$(123)
Non-U.S. plans	(70)	(66)	(64)
	One-percentage-point decrease
In millions of dollars	2021	2020	2019
U.S. plans	$124	$123	$123
Non-U.S. plans	70	66	64

Health Care Cost Trend Rate
Assumed health care cost trend rates were as follows:

	2021	2020
Health care cost increase rate for U.S. plans
Following year	6.25%	6.50%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2027	2027
Health care cost increase rate for non-U.S. plans (weighted average)
Following year	6.92%	6.85%
Ultimate rate to which cost increase is assumed to decline	6.92	6.85
Year in which the ultimate rate is reached	2022	2021
Interest Crediting Rate
The Company has cash balance plans and other plans with promised interest crediting rates. For these plans, the interest crediting rates are set in line with plan rules or country legislation and do not change with market conditions.

	Weighted average interest crediting rate
At year end	2021	2020	2019
U.S. plans	1.80%	1.45%	2.25%
Non-U.S. plans	1.61	1.60	1.61

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans and the target allocations by asset category based on asset fair values are as follows:

	Target asset allocation	U.S. pension assets at December 31,		U.S. postretirement assets at December 31,
Asset category(1)	2022	2021	2020	2021	2020
Equity securities(2)	0–22%	7%	16%	7%	16%
Debt securities(3)	55–114	72	59	72	59
Real estate	0–4	2	4	2	4
Private equity	0–5	6	3	6	3
Other investments	0–23	13	18	13	18
Total		100%	100%	100%	100%

(1)Asset allocations for the U.S. plans are set by investment strategy, not by investment product. For example, private equities with an underlying investment in real estate are classified in the real estate asset category, not private equity.
(2)Equity securities in the U.S. pension and postretirement plans do not include any Citigroup common stock at the end of 2021 and 2020.
(3)The VEBA Trust for postretirement benefits is primarily invested in cash equivalents and debt securities in 2021 and 2020 and is not reflected in the table above.

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
Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges, and the weighted-average target allocations by asset category based on asset fair values, are as follows:

	Non-U.S. pension plans
	Target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category(1)	2022	2021	2020	2021	2020
Equity securities	0–100%	0–100%	0–100%	16%	15%
Debt securities	0–100	0–100	0–100	76	77
Real estate	0–15	0–14	0–12	1	1
Other investments	0–100	0–100	0–100	7	7
Total				100%	100%

(1)Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

	Non-U.S. postretirement plans
	Target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category(1)	2022	2021	2020	2021	2020
Equity securities	0–42%	0–42%	0–38%	41%	38%
Debt securities	54–100	53–100	56–100	53	56
Other investments	0–4	0–6	0–6	6	6
Total				100%	100%

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
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2021
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$358	$—	$—	$358
Non-U.S. equities	460	—	—	460
Mutual funds and other registered investment companies	297	—	—	297
Commingled funds	—	1,143	—	1,143
Debt securities	1,657	5,770	—	7,427
Annuity contracts	—	—	4	4
Derivatives	2	17	—	19
Other investments	13	—	25	38
Total investments	$2,787	$6,930	$29	$9,746
Cash and short-term investments	$635	$75	$—	$710
Other investment liabilities	(7)	(17)	—	(24)
Net investments at fair value	$3,415	$6,988	$29	$10,432
Other investment liabilities redeemed at NAV				$(87)
Securities valued at NAV				2,951
Total net assets				$13,296

(1)The investments of the U.S. pension and postretirement plans are commingled in one trust. At December 31, 2021, the allocable interests of the U.S. pension and postretirement plans were 98.0% and 2.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

	U.S. pension and postretirement benefit plans(1)
In millions of dollars	Fair value measurement at December 31, 2020
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$813	$—	$—	$813
Non-U.S. equities	725	—	—	725
Mutual funds and other registered investment companies	447	—	—	447
Commingled funds	—	1,056	—	1,056
Debt securities	1,275	4,430	—	5,705
Annuity contracts	—	—	1	1
Derivatives	8	6	—	14
Other investments	16	—	57	73
Total investments	$3,284	$5,492	$58	$8,834
Cash and short-term investments	$72	$1,035	$—	$1,107
Other investment liabilities	(2)	(10)	—	(12)
Net investments at fair value	$3,354	$6,517	$58	$9,929
Other investment receivables redeemed at NAV				$99
Securities valued at NAV				3,612
Total net assets				$13,640

(1)The investments of the U.S. pension and postretirement plans are commingled in one trust. At December 31, 2020, the allocable interests of the U.S. pension and postretirement plans were 98.0% and 2.0%, respectively. The investments of the VEBA Trust for postretirement benefits are reflected in the above table.

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2021
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$127	$19	$—	$146
Non-U.S. equities	713	92	—	805
Mutual funds and other registered investment companies	2,888	66	—	2,954
Commingled funds	21	—	—	21
Debt securities	4,263	1,341	—	5,604
Real estate	—	3	2	5
Annuity contracts	—	—	2	2
Derivatives	—	239	—	239
Other investments	—	—	318	318
Total investments	$8,012	$1,760	$322	$10,094
Cash and short-term investments	$117	$5	$—	$122
Other investment liabilities	—	(1,578)	—	(1,578)
Net investments at fair value	$8,129	$187	$322	$8,638
Securities valued at NAV				$19
Total net assets				$8,657

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2020
Asset categories	Level 1	Level 2	Level 3	Total
U.S. equities	$5	$16	$—	$21
Non-U.S. equities	105	670	—	775
Mutual funds and other registered investment companies	3,137	73	—	3,210
Commingled funds	24	—	—	24
Debt securities	6,705	1,420	—	8,125
Real estate	—	2	2	4
Annuity contracts	—	—	5	5
Derivatives	—	1,005	—	1,005
Other investments	—	—	312	312
Total investments	$9,976	$3,186	$319	$13,481
Cash and short-term investments	$129	$3	$—	$132
Other investment liabilities	—	(4,650)	—	(4,650)
Net investments at fair value	$10,105	$(1,461)	$319	$8,963
Securities valued at NAV				$14
Total net assets				$8,977

Level 3 Rollforward
The reconciliations of the beginning and ending balances during the year for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2020	Realized (losses)	Unrealized gains	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2021
Annuity contracts	$1	$—	$—	$3	$—	$4
Other investments	57	(6)	2	(28)	—	25
Total investments	$58	$(6)	$2	$(25)	$—	$29

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2019	Realized (losses)	Unrealized (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2020
Annuity contracts	$1	$—	$—	$—	$—	$1
Other investments	75	(3)	3	(18)	—	57
Total investments	$76	$(3)	$3	$(18)	$—	$58

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2020	Unrealized gains	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2021
Debt securities	$—	$—	$—	$—	$—
Real estate	2	—	—	—	2
Annuity contracts	5	—	(3)	—	2
Other investments	312	4	2	—	318
Total investments	$319	$4	$(1)	$—	$322

In millions of dollars	Non-U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2019	Unrealized (losses)	Purchases, sales and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2020
Debt securities	$10	$—	$(10)	$—	$—
Real estate	1	1	—	—	2
Annuity contracts	5	—	—	—	5
Other investments	274	23	15	—	312
Total investments	$290	$24	$5	$—	$319

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

Significant Concentrations of Risk in Plan Assets
The assets of the Company’s pension plans are diversified to limit the impact of any individual investment. The U.S. qualified pension plan is diversified across multiple asset classes, with publicly traded fixed income, publicly traded equity, hedge funds and real estate representing the most significant asset allocations. Investments in these four asset classes are further diversified across funds, managers, strategies, vintages, sectors and geographies, depending on the specific characteristics of each asset class. The pension assets for the Company’s non-U.S. Significant Plans are primarily invested in publicly traded fixed income and publicly traded equity securities.

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
Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans(1)	U.S. plans	Non-U.S. plans
2022	$956	$958	$64	$71
2023	837	452	50	74
2024	844	460	47	78
2025	846	462	44	82
2026	838	467	41	86
2027–2031	3,946	2,428	164	493

(1)Estimated 2022 benefit payments have increased due to the wind-down of Citi’s consumer banking business in Korea, as it is expected that employees who elected the VERP plan will be withdrawing their pension plan assets. See Note 2 to the Consolidated Financial Statements for additional information.

Post Employment Plans
The Company sponsors U.S. post employment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
The following table summarizes the funded status and amounts recognized on the Company’s Consolidated Balance Sheet:

In millions of dollars	2021	2020
Funded status of the plan at year end	$(41)	$(40)
Net amount recognized in AOCI (pretax)	$(15)	$(17)

The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

In millions of dollars	2021	2020	2019
Net expense	$10	$9	$9

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citi Retirement Savings Plan sponsored by the Company in the U.S.
Under the Citi Retirement Savings Plan, eligible U.S. employees received matching contributions of up to 6% of their eligible compensation for 2021 and 2020, subject to statutory limits. In addition, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The following tables summarize the Company contributions for the defined contribution plans:

	U.S. plans
In millions of dollars	2021	2020	2019
Company contributions	$436	$414	$404
	Non-U.S. plans
In millions of dollars	2021	2020	2019
Company contributions	$364	$304	$281

9. INCOME TAXES

Income Tax Provision
Details of the Company’s income tax provision are presented below:

In millions of dollars	2021	2020	2019
Current
Federal	$522	$305	$365
Non-U.S.	3,288	4,113	4,352
State	228	440	323
Total current income taxes	$4,038	$4,858	$5,040
Deferred
Federal	$1,059	$(1,430)	$(907)
Non-U.S.	8	(690)	10
State	346	(213)	287
Total deferred income taxes	$1,413	$(2,333)	$(610)
Provision for income tax on continuing operations before noncontrolling interests(1)	$5,451	$2,525	$4,430
Provision (benefit) for income taxes on discontinued operations	—	—	(27)
Income tax expense (benefit) reported in stockholders’ equity related to:
FX translation	(146)	23	(11)
Investment securities	(1,367)	1,214	648
Employee stock plans	(6)	(4)	(16)
Cash flow hedges	(476)	455	269
Benefit plans	240	(23)	(119)
FVO DVA	64	(141)	(337)
Excluded fair value hedges	2	(8)	8
Retained earnings(2)	—	(911)	46
Income taxes before noncontrolling interests	$3,762	$3,130	$4,891

(1)Includes the tax on realized investment gains and impairment losses resulting in a provision (benefit) of $169 million and $(57) million in 2021, $454 million and $(14) million in 2020 and $373 million and $(9) million in 2019, respectively.
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

Tax Rate
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for each of the periods indicated is as follows:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.1	1.3	1.9
Non-U.S. income tax rate differential	1.6	3.5	1.3
Nondeductible FDIC premiums	0.6	1.3	0.4
Tax advantaged investments	(2.3)	(4.4)	(2.3)
Valuation allowance releases(1)	(1.7)	(4.4)	(3.0)
Other, net	(1.5)	0.2	(0.8)
Effective income tax rate	19.8%	18.5%	18.5%

(1)See “Deferred Tax Assets” below for a description of the components.

As set forth in the table above, Citi’s effective tax rate for 2021 was 19.8%, compared to 18.5% in 2020, primarily due to the reduced effect of permanent differences, including the valuation allowance releases, on a much higher level of pretax income.

Deferred Income Taxes
Deferred income taxes at December 31 related to the following:

In millions of dollars	2021	2020
Deferred tax assets
Credit loss deduction	$5,330	$6,791
Deferred compensation and employee benefits	2,335	2,510
U.S. tax on non-U.S. earnings	1,138	1,195
Investment and loan basis differences	2,970	1,486
Tax credit and net operating loss carry-forwards	15,620	17,416
Fixed assets and leases	3,064	2,935
Other deferred tax assets	3,549	3,832
Gross deferred tax assets	$34,006	$36,165
Valuation allowance	$4,194	$5,177
Deferred tax assets after valuation allowance	$29,812	$30,988
Deferred tax liabilities
Intangibles and leases	$(2,446)	$(2,526)
Non-U.S. withholding taxes	(987)	(921)
Interest-related items	—	(597)
Other deferred tax liabilities	(1,590)	(2,104)
Gross deferred tax liabilities	$(5,023)	$(6,148)
Net deferred tax assets	$24,789	$24,840

Unrecognized Tax Benefits
The following is a rollforward of the Company’s unrecognized tax benefits:

In millions of dollars	2021	2020	2019
Total unrecognized tax benefits at January 1	$861	$721	$607
Net amount of increases for current year’s tax positions	97	51	50
Gross amount of increases for prior years’ tax positions	515	217	151
Gross amount of decreases for prior years’ tax positions	(107)	(74)	(44)
Amounts of decreases relating to settlements	(64)	(40)	(21)
Reductions due to lapse of statutes of limitation	(2)	(13)	(23)
Foreign exchange, acquisitions and dispositions	(4)	(1)	1
Total unrecognized tax benefits at December 31	$1,296	$861	$721
The portions of the total unrecognized tax benefits at December 31, 2021, 2020 and 2019 that, if recognized, would affect Citi’s tax expense are $1.0 billion, $0.7 billion and $0.6 billion, respectively. The remaining uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences.
Interest and penalties (not included in unrecognized tax benefits above) are a component of Provision for income taxes.

	2021		2020		2019
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties on the Consolidated Balance Sheet at January 1	$118	$96	$100	$82	$103	$85
Total interest and penalties in the Consolidated Statement of Income	32	24	14	10	(4)	(4)
Total interest and penalties on the Consolidated Balance Sheet at December 31(1)	214	164	118	96	100	82

(1)Includes $3 million, $4 million and $3 million for non-U.S. penalties in 2021, 2020 and 2019, respectively. Also includes $0 million, $1 million and $1 million for state penalties in 2021, 2020 and 2019, respectively.

As of December 31, 2021, Citi was under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. The potential range of amounts that could affect Citi’s effective tax rate is between $0 and $500 million.
The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2016
Mexico	2016
New York State and City	2009
United Kingdom	2016
India	2017
Singapore	2019
Hong Kong	2015
Ireland	2017

Non-U.S. Earnings
Non-U.S. pretax earnings approximated $12.9 billion in 2021, $13.8 billion in 2020 and $16.7 billion in 2019. As a U.S. corporation, Citigroup and its U.S. subsidiaries are currently subject to U.S. taxation on all non-U.S. pretax earnings of non-U.S. branches. Beginning in 2018, there is a separate foreign tax credit (FTC) basket for branches. Also, dividends from a non-U.S. subsidiary or affiliate are effectively exempt from U.S. taxation. The Company provides income taxes on the book over tax basis differences of non-U.S. subsidiaries except to the extent that such differences are indefinitely reinvested outside the U.S.
At December 31, 2021, $6.5 billion of basis differences of non-U.S. entities was indefinitely invested. At the existing tax rates (including withholding taxes), additional taxes (net of U.S. FTCs and valuation allowances) of $1.8 billion would have to be provided if such assertions were reversed.
Income taxes are not provided for the Company’s “savings bank base year bad debt reserves” that arose before 1988, because under current U.S. tax rules, such taxes will become payable only to the extent that such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2021, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $75 million).

Deferred Tax Assets
As of December 31, 2021, Citi had a valuation allowance of $4.2 billion, composed of valuation allowances of $0.8 billion on its general basket FTC carry-forwards, $1.7 billion on its branch basket FTC carry-forwards, $1.0 billion on its U.S. residual DTA related to its non-U.S. branches, $0.6 billion on local non-U.S. DTAs and $0.1 billion on state net operating loss carry-forwards. There was a decrease of $1.0 billion from the December 31, 2020 balance of $5.2 billion. The amount of Citi’s valuation allowances (VA) may change in future years.
In 2021, Citi’s VA for carry-forward FTCs in its branch basket decreased by $0.7 billion and the related VA for the U.S. tax effect on non-U.S. branch temporary differences was unchanged. Of this total branch-related change of $0.7 billion, $0.3 billion impacted the tax provision as discussed below. The remainder of the branch basket-related VA decrease of $0.4 billion was primarily due to carry-forward expirations.
The level of branch pretax income, the local branch tax rate and the allocations of overall domestic losses (ODL) and expenses for U.S. tax purposes to the branch basket are the main factors in determining the branch VA. The allocated ODL was enhanced by significant taxable income generated in the current year. In addition, the global interest rate environment and balance sheet requirements in non-U.S. branches resulted in a lower relative allocation of interest expense to non-U.S. branches. The combination of the factors enumerated resulted in a VA release of $0.2 billion in Citi’s full-year effective tax rate. Citi also released branch basket VA of $0.1 billion with respect to future years, based upon Citi’s Operating Plan and estimates of future branch basket factors, as outlined above.
In Citi’s general basket for FTCs, changes in the forecasted amount of income in U.S. locations derived from sources outside the U.S., in addition to tax examination changes from prior years, could alter the amount of VA that is needed against such FTCs. The VA for the general basket decreased by $0.2 billion to $0.8 billion, primarily due to audit adjustments. Citi continues to look for additional actions that may become prudent and feasible, taking into account client, regulatory and operational considerations.
The VA for U.S. residual DTA related to its non-U.S. branches was unchanged at $1.0 billion. In addition, the non-U.S. local VA was unchanged at $0.6 billion.
The following table summarizes Citi’s DTAs:

In billions of dollars
Jurisdiction/component(1)	DTAs balance December 31, 2021	DTAs balance December 31, 2020
U.S. federal(2)
Net operating losses (NOLs)(3)	$3.2	$3.0
Foreign tax credits (FTCs)	2.8	4.4
General business credits (GBCs)	4.5	3.6
Future tax deductions and credits	8.4	7.9
Total U.S. federal	$18.9	$18.9
State and local
New York NOLs	$1.2	$1.5
Other state NOLs	0.2	0.1
Future tax deductions	1.8	1.7
Total state and local	$3.2	$3.3
Non-U.S.
NOLs	$0.5	$0.6
Future tax deductions	2.2	2.0
Total non-U.S.	$2.7	$2.6
Total	$24.8	$24.8
(1)All amounts are net of valuation allowances.
(2)Included in the net U.S. federal DTAs of $18.9 billion as of December 31, 2021 were deferred tax liabilities of $2.7 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.
(3)Consists of non-consolidated tax return NOL carry-forwards that are eventually expected to be utilized in Citigroup’s consolidated tax return.

The following table summarizes the amounts of tax carry-forwards and their expiration dates:

In billions of dollars
Year of expiration	December 31, 2021	December 31, 2020
U.S. tax return general basket foreign tax credit carry-forwards(1)
2022	$0.5	$2.3
2023	0.4	0.4
2025	1.5	1.4
2027	1.1	1.2
Total U.S. tax return general basket foreign tax credit carry-forwards	$3.5	$5.3
U.S. tax return branch basket foreign tax credit carry-forwards(1)
2021	$—	$0.7
2022	1.0	1.0
2028	0.6	0.6
2029	0.2	0.2
Total U.S. tax return branch basket foreign tax credit carry-forwards	$1.8	$2.5
U.S. tax return general business credit carry-forwards
2032	$0.4	$0.3
2033	0.3	0.3
2034	0.2	0.2
2035	0.2	0.2
2036	0.2	0.2
2037	0.5	0.5
2038	0.5	0.5
2039	0.7	0.7
2040	0.7	0.7
2041	0.8	—
Total U.S. tax return general business credit carry-forwards	$4.5	$3.6
U.S. subsidiary separate federal NOL carry-forwards
2027	$0.1	$0.1
2028	0.1	0.1
2030	0.3	0.3
2033	1.6	1.5
2034	2.0	2.0
2035	3.3	3.3
2036	2.1	2.1
2037	1.0	1.0
Unlimited carry-forward period	4.6	3.9
Total U.S. subsidiary separate federal NOL carry-forwards(2)	$15.1	$14.3
New York State NOL carry-forwards(2)
2034	$6.6	$8.1
New York City NOL carry-forwards(2)
2034	$7.2	$8.7
Non-U.S. NOL carry-forwards(1)
Various	$1.1	$1.2

(1)Before valuation allowance.
(2)Pretax.

The time remaining for utilization of the FTC component has shortened, given the passage of time. Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $24.8 billion at December 31, 2021 is more-likely-than-not, based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and consideration of available tax planning strategies (as defined in ASC 740, Income Taxes).
The majority of Citi’s U.S. federal net operating loss carry-forward and all of its New York State and City net operating loss carry-forwards are subject to a carry-forward period of 20 years. This provides enough time to fully utilize the DTAs pertaining to these existing NOL carry-forwards. This is due to Citi’s forecast of sufficient U.S. taxable income and because New York State and City continue to tax Citi’s non-U.S. income.
With respect to the FTCs component of the DTAs, the carry-forward period is 10 years. Utilization of FTCs in any year is generally limited to 21% of foreign source taxable income in that year. However, ODL that Citi has incurred of approximately $15 billion as of December 31, 2021 are allowed to be reclassified as foreign source income to the extent of 50%–100% (at taxpayer’s election) of domestic source income produced in subsequent years. Such resulting foreign source income would support the realization of the FTC carry-forwards after VA. As noted in the tables above, Citi’s FTC carry-forwards were $2.8 billion ($5.3 billion before VA) as of December 31, 2021, compared to $4.4 billion as of December 31, 2020. Citi believes that it will more-likely-than-not generate sufficient U.S. taxable income within the 10-year carry-forward period to be able to utilize the net FTCs after the VA, after considering any FTCs produced in the tax return for such period, which must be used prior to any carry-forward utilization.

10.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

In millions of dollars, except per share amounts	2021	2020	2019
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$22,018	$11,107	$19,471
Less: Noncontrolling interests from continuing operations	73	40	66
Net income from continuing operations (for EPS purposes)	$21,945	$11,067	$19,405
Loss from discontinued operations, net of taxes	7	(20)	(4)
Citigroup’s net income	$21,952	$11,047	$19,401
Less: Preferred dividends(1)	1,040	1,095	1,109
Net income available to common shareholders	$20,912	$9,952	$18,292
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	154	73	121
Net income allocated to common shareholders for basic EPS	$20,758	$9,879	$18,171
Weighted-average common shares outstanding applicable to basic EPS (in millions)	2,033.0	2,085.8	2,249.2
Basic earnings per share(2)
Income from continuing operations	$10.21	$4.75	$8.08
Discontinued operations	—	(0.01)	—
Net income per share—basic	$10.21	$4.74	$8.08
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$20,758	$9,879	$18,171
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	31	30	33
Net income allocated to common shareholders for diluted EPS	$20,789	$9,909	$18,204
Weighted-average common shares outstanding applicable to basic EPS (in millions)	$2,033.0	$2,085.8	$2,249.2
Effect of dilutive securities
Options(3)	—	0.1	0.1
Other employee plans	16.4	13.1	16.0
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(4)	2,049.4	2,099.0	2,265.3
Diluted earnings per share(2)
Income from continuing operations	$10.14	$4.73	$8.04
Discontinued operations	—	(0.01)	—
Net income per share—diluted	$10.14	$4.72	$8.04

(1)See Note 20 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.
(2)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(3)During 2021, there were no weighted-average options outstanding. During 2021, no significant options to purchase shares of common stock were outstanding. During 2020, weighted-average options to purchase 0.1 million shares of common stock were outstanding but not included in the computation of earnings per share because the weighted-average exercise price of $56.25 per share was anti-dilutive.
(4)Due to rounding, weighted-average common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to weighted-average common shares outstanding applicable to diluted EPS.

11. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

	December 31,
In millions of dollars	2021	2020
Securities purchased under agreements to resell	$236,252	$204,655
Deposits paid for securities borrowed	91,042	90,067
Total, net(1)	$327,294	$294,722
Allowance for credit losses on securities purchased and borrowed(2)	(6)	(10)
Total, net of allowance	$327,288	$294,712
Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

	December 31,
In millions of dollars	2021	2020
Securities sold under agreements to repurchase	$174,255	$181,194
Deposits received for securities loaned	17,030	18,331
Total, net(1)	$191,285	$199,525

(1)     The above tables do not include securities-for-securities lending transactions of $3.6 billion and $6.8 billion at December 31, 2021 and 2020, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
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

	As of December 31, 2021
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$367,594	$131,342	$236,252	$205,349	$30,903
Deposits paid for securities borrowed	107,041	15,999	91,042	17,326	73,716
Total	$474,635	$147,341	$327,294	$222,675	$104,619

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$305,597	$131,342	$174,255	$85,184	$89,071
Deposits received for securities loaned	33,029	15,999	17,030	2,868	14,162
Total	$338,626	$147,341	$191,285	$88,052	$103,233

	As of December 31, 2020
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$362,025	$157,370	$204,655	$159,232	$45,423
Deposits paid for securities borrowed	96,425	6,358	90,067	13,474	76,593
Total	$458,450	$163,728	$294,722	$172,706	$122,016

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$338,564	$157,370	$181,194	$95,563	$85,631
Deposits received for securities loaned	24,689	6,358	18,331	7,982	10,349
Total	$363,253	$163,728	$199,525	$103,545	$95,980

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of December 31, 2021
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$127,679	$93,257	$32,908	$51,753	$305,597
Deposits received for securities loaned	23,387	6	1,392	8,244	33,029
Total	$151,066	$93,263	$34,300	$59,997	$338,626

	As of December 31, 2020
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$160,754	$98,226	$41,679	$37,905	$338,564
Deposits received for securities loaned	17,038	3	2,770	4,878	24,689
Total	$177,792	$98,229	$44,449	$42,783	$363,253

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of December 31, 2021
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$85,861	$90	$85,951
State and municipal securities	1,053	—	1,053
Foreign government securities	133,352	212	133,564
Corporate bonds	20,398	152	20,550
Equity securities	25,653	32,517	58,170
Mortgage-backed securities	33,573	—	33,573
Asset-backed securities	1,681	—	1,681
Other	4,026	58	4,084
Total	$305,597	$33,029	$338,626

	As of December 31, 2020
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$112,437	$—	$112,437
State and municipal securities	664	2	666
Foreign government securities	130,017	194	130,211
Corporate bonds	20,149	78	20,227
Equity securities	21,497	24,149	45,646
Mortgage-backed securities	45,566	—	45,566
Asset-backed securities	3,307	—	3,307
Other	4,927	266	5,193
Total	$338,564	$24,689	$363,253

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
Brokerage receivables and Brokerage payables consisted of the following:

	December 31,
In millions of dollars	2021	2020
Receivables from customers, net	$26,403	$18,097
Receivables from brokers, dealers and clearing organizations	27,937	26,709
Total brokerage receivables(1)	$54,340	$44,806
Payables to customers	$52,158	$39,319
Payables to brokers, dealers and clearing organizations	9,272	11,165
Total brokerage payables(1)	$61,430	$50,484

(1)     Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

13.  INVESTMENTS

The following table presents Citi’s investments by category:

	December 31,
In millions of dollars	2021	2020
Debt securities available-for-sale (AFS)	$288,522	$335,084
Debt securities held-to-maturity (HTM)(1)	216,963	104,943
Marketable equity securities carried at fair value(2)	543	515
Non-marketable equity securities carried at fair value(2)	489	551
Non-marketable equity securities measured using the measurement alternative(3)	1,413	962
Non-marketable equity securities carried at cost(4)	4,892	5,304
Total investments	$512,822	$447,359

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(4)Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

In millions of dollars	2021	2020	2019
Taxable interest	$6,975	$7,554	$9,269
Interest exempt from U.S. federal income tax	279	301	404
Dividend income	134	134	187
Total interest and dividend income on investments	$7,388	$7,989	$9,860

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

In millions of dollars	2021	2020	2019
Gross realized investment gains	$860	$1,895	$1,599
Gross realized investment losses	(195)	(139)	(125)
Net realized gains on sales of investments	$665	$1,756	$1,474

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	December 31, 2021					December 31, 2020
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$33,064	$453	$301	$—	$33,216	$42,836	$1,134	$52	$—	$43,918
Non-U.S. residential	380	1	1	—	380	568	3	—	—	571
Commercial	25	—	—	—	25	49	1	—	—	50
Total mortgage-backed securities	$33,469	$454	$302	$—	$33,621	$43,453	$1,138	$52	$—	$44,539
U.S. Treasury and federal agency securities
U.S. Treasury	$122,669	$615	$844	$—	$122,440	$144,094	$2,108	$49	$—	$146,153
Agency obligations	—	—	—	—	—	50	1	—	—	51
Total U.S. Treasury and federal agency securities	$122,669	$615	$844	$—	$122,440	$144,144	$2,109	$49	$—	$146,204
State and municipal	$2,643	$79	$101	$—	$2,621	$3,753	$123	$157	$—	$3,719
Foreign government	119,426	337	1,023	—	118,740	123,467	1,623	122	—	124,968
Corporate	5,972	33	77	8	5,920	10,444	152	91	5	10,500
Asset-backed securities(1)	304	—	1	—	303	277	5	4	—	278
Other debt securities	4,880	1	4	—	4,877	4,871	5	—	—	4,876
Total debt securities AFS	$289,363	$1,519	$2,352	$8	$288,522	$330,409	$5,155	$475	$5	$335,084

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

At December 31, 2021, the amortized cost of fixed income securities exceeded their fair value by $2,352 million. Of the $2,352 million, $1,895 million represented unrealized losses on fixed income investments that have been in a gross-unrealized-loss position for less than a year and, of these, 77% were rated investment grade; and $457 million represented unrealized losses on fixed income investments that have been in a gross-unrealized-loss position for a year or more and, of these, 99% were rated investment grade. Of the $457 million, $197 million represents foreign government securities.

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2021
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,039	$270	$698	$31	$17,737	$301
Non-U.S. residential	96	1	1	—	97	1
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	$17,135	$271	$699	$31	$17,834	$302
U.S. Treasury and federal agency securities
U.S. Treasury	$56,448	$713	$6,310	$131	$62,758	$844
Agency obligations	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$56,448	$713	$6,310	$131	$62,758	$844
State and municipal	$229	$3	$874	$98	$1,103	$101
Foreign government	64,319	826	9,924	197	74,243	1,023
Corporate	2,655	77	22	—	2,677	77
Asset-backed securities	108	1	—	—	108	1
Other debt securities	3,439	4	—	—	3,439	4
Total debt securities AFS	$144,333	$1,895	$17,829	$457	$162,162	$2,352
December 31, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$3,588	$30	$298	$22	$3,886	$52
Non-U.S. residential	1	—	—	—	1	—
Commercial	7	—	4	—	11	—
Total mortgage-backed securities	$3,596	$30	$302	$22	$3,898	$52
U.S. Treasury and federal agency securities
U.S. Treasury	$25,031	$49	$—	$—	$25,031	$49
Agency obligations	50	—	—	—	50	—
Total U.S. Treasury and federal agency securities	$25,081	$49	$—	$—	$25,081	$49
State and municipal	$836	$34	$893	$123	$1,729	$157
Foreign government	29,344	61	3,502	61	32,846	122
Corporate	1,083	90	24	1	1,107	91
Asset-backed securities	194	3	39	1	233	4
Other debt securities	182	—	—	—	182	—
Total debt securities AFS	$60,316	$267	$4,760	$208	$65,076	$475

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	December 31,
	2021			2020
In millions of dollars	Amortized cost	Fair value	Weighted average yield(1)	Amortized cost	Fair value
Mortgage-backed securities(2)
Due within 1 year	$188	$189	0.79%	$27	$27
After 1 but within 5 years	211	211	1.07	567	571
After 5 but within 10 years	523	559	3.41	688	757
After 10 years	32,547	32,662	2.73	42,171	43,184
Total	$33,469	$33,621	2.72%	$43,453	$44,539
U.S. Treasury and federal agency securities
Due within 1 year	$34,321	$34,448	1.05%	$34,834	$34,951
After 1 but within 5 years	87,987	87,633	0.81	108,160	110,091
After 5 but within 10 years	361	359	1.42	1,150	1,162
After 10 years	—	—	—	—	—
Total	$122,669	$122,440	0.87%	$144,144	$146,204
State and municipal
Due within 1 year	$40	$40	2.09%	$427	$428
After 1 but within 5 years	121	124	3.16	189	198
After 5 but within 10 years	156	161	3.18	276	267
After 10 years	2,326	2,296	3.15	2,861	2,826
Total	$2,643	$2,621	3.14%	$3,753	$3,719
Foreign government
Due within 1 year	$49,263	$49,223	2.53%	$48,133	$48,258
After 1 but within 5 years	64,555	63,961	3.14	67,365	68,586
After 5 but within 10 years	3,736	3,656	1.72	5,908	6,011
After 10 years	1,872	1,900	1.52	2,061	2,113
Total	$119,426	$118,740	2.82%	$123,467	$124,968
All other(3)
Due within 1 year	$5,175	$5,180	0.94%	$6,661	$6,665
After 1 but within 5 years	5,177	5,149	1.91	7,814	7,891
After 5 but within 10 years	750	750	2.08	1,018	1,034
After 10 years	54	21	4.28	99	64
Total	$11,156	$11,100	1.48%	$15,592	$15,654
Total debt securities AFS	$289,363	$288,522	1.94%	$330,409	$335,084

(1)Weighted average yields are weighted based on the amortized cost of each security. The average yield considers the contractual coupon, amortization of premiums and accretion of discounts and excludes the effects of any related hedging derivatives.
(2)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions.
(3)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2021
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$63,885	$1,076	$925	$64,036
Non-U.S. residential	736	3	—	739
Commercial	1,070	4	2	1,072
Total mortgage-backed securities	$65,691	$1,083	$927	$65,847
U.S. Treasury securities	$111,819	$30	$1,632	$110,217
State and municipal(3)	8,923	589	12	9,500
Foreign government	1,651	4	36	1,619
Asset-backed securities(2)	28,879	8	32	28,855
Total debt securities HTM, net	$216,963	$1,714	$2,639	$216,038
December 31, 2020
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$49,004	$2,162	$15	$51,151
Non-U.S. residential	1,124	3	1	1,126
Commercial	825	1	1	825
Total mortgage-backed securities	$50,953	$2,166	$17	$53,102
U.S. Treasury securities(4)	$21,293	$4	$55	$21,242
State and municipal	9,185	755	11	9,929
Foreign government	1,931	91	—	2,022
Asset-backed securities(2)	21,581	6	92	21,495
Total debt securities HTM	$104,943	$3,022	$175	$107,790

(1)Amortized cost is reported net of ACL of $87 million and $86 million at December 31, 2021 and December 31, 2020, respectively.
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

The Company has the positive intent and ability to hold these securities to maturity or, where applicable, until the exercise of any issuer call option, absent any unforeseen significant changes in circumstances, including deterioration in credit or changes in regulatory capital requirements.
The net unrealized losses classified in AOCI for HTM debt securities primarily relate to debt securities previously classified as AFS that were transferred to HTM, and include any cumulative fair value hedge adjustments. The net unrealized loss amount also includes any non-credit-related changes in fair value of HTM debt securities that have suffered credit impairment recorded in earnings. The AOCI balance related to HTM debt securities is amortized as an adjustment of yield, in a manner consistent with the accretion of any difference between the carrying value at the transfer date and par value of the same debt securities.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	December 31,
	2021			2020
In millions of dollars	Amortized cost(1)	Fair value	Weighted average yield(2)	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$152	$151	1.70%	$81	$81
After 1 but within 5 years	684	725	3.01	463	477
After 5 but within 10 years	1,655	1,739	2.74	1,699	1,873
After 10 years	63,200	63,232	2.55	48,710	50,671
Total	$65,691	$65,847	2.56%	$50,953	$53,102
U.S. Treasury securities
After 1 but within 5 years	$65,498	$64,516	0.69%	$18,955	$19,127
After 5 but within 10 years	46,321	45,701	1.15	2,338	2,115
After 10 years	—	—	—	—	—
Total	$111,819	$110,217	0.88%	$21,293	$21,242
State and municipal
Due within 1 year	$51	$50	3.82%	$6	$6
After 1 but within 5 years	166	170	2.82	139	142
After 5 but within 10 years	908	951	3.23	818	869
After 10 years	7,798	8,329	2.65	8,222	8,912
Total	$8,923	$9,500	2.72%	$9,185	$9,929
Foreign government
Due within 1 year	$292	$291	7.86%	$361	$360
After 1 but within 5 years	1,359	1,328	6.30	1,570	1,662
After 5 but within 10 years	—	—	—	—	—
After 10 years	—	—	—	—	—
Total	$1,651	$1,619	6.58%	$1,931	$2,022
All other(3)
Due within 1 year	$—	$—	—%	$—	$—
After 1 but within 5 years	—	—	—	—	—
After 5 but within 10 years	11,520	11,515	2.78	11,795	15,020
After 10 years	17,359	17,340	1.34	9,786	6,475
Total	$28,879	$28,855	1.92%	$21,581	$21,495
Total debt securities HTM	$216,963	$216,038	1.65%	$104,943	$107,790

(1)Amortized cost is reported net of ACL of $87 million and $86 million at December 31, 2021 and December 30, 2020, respectively.
(2)Weighted average yields are weighted based on the amortized cost of each security. The average yield considers the contractual coupon, amortization of premiums and accretion of discounts and excludes the effects of any related hedging derivatives.
(3)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual
Details
Citi did not have any HTM debt securities that were delinquent or on non-accrual status at December 31, 2021 and 2020.

There were no purchased credit-deteriorated HTM debt
securities held by the Company as of December 31, 2021 and 2020.

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

The sections below describe the Company’s process for identifying expected credit impairments for debt security types that have the most significant unrealized losses as of December 31, 2021.

Mortgage-Backed Securities
Citi records no allowances for credit losses on U.S. government-agency-guaranteed mortgage-backed securities, because the Company expects to incur no credit losses in the event of default due to a history of incurring no credit losses and due to the nature of the counterparties.

State and Municipal Securities
The process for estimating credit losses in Citigroup’s AFS state and municipal bonds is primarily based on a credit analysis that incorporates third-party credit ratings. Citi monitors the bond issuers and any insurers providing default protection in the form of financial guarantee insurance. The average external credit rating, disregarding any insurance, is Aa2/AA. In the event of an external rating downgrade or other indicator of credit impairment (i.e., based on instrument-specific estimates of cash flows or probability of issuer default), the subject bond is specifically reviewed for adverse changes in the amount or timing of expected contractual principal and interest payments.
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

Recognition and Measurement of Impairment
The following tables present total impairment on Investments recognized in earnings:

	Year ended December 31, 2021
In millions of dollars	AFS	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	181	—	181
Total impairment losses recognized in earnings	$181	$—	$181

	Year ended December 31, 2020
In millions of dollars	AFS	HTM	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	109	—	—	109
Total impairment losses recognized in earnings	$109	$—	$—	$109

	Year ended December 31, 2019
In millions of dollars	AFS	HTM	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$1	$—	$1	$2
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$1	$—	$1	$2
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	20	—	1	21
Total impairment losses recognized in earnings	$21	$—	$2	$23

The following presents the credit-related impairments recognized in earnings for AFS securities held that the Company does not intend to sell nor will likely be required to sell at December 31, 2021 and 2020:

Allowance for Credit Losses on AFS Debt Securities

	Year ended December 31, 2021
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of year	$—	$—	$—	$—	$5	$5
Gross write-offs	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
NCLs	$—	$—	$—	$—	$—	$—
Credit losses on securities without previous credit losses	—	—	—	—	3	3
Net reserve builds (releases) on securities with previous credit losses	—	—	—	—	—	—
Total provision for credit losses	$—	$—	$—	$—	$3	$3
Initial allowance on newly purchased credit-deteriorated securities during the year	—	—	—	—	—	—
Allowance for credit losses at end of year	$—	$—	$—	$—	$8	$8

	Year ended December 31, 2020
In millions of dollars	Mortgage-backed	U.S. Treasury and federal agency	State and municipal	Foreign government	Corporate	Total AFS
Allowance for credit losses at beginning of year	$—	$—	$—	$—	$—	$—
Gross write-offs	—	—	—	—	—	—
Gross recoveries	—	—	—	—	2	2
Net credit losses (NCLs)	$—	$—	$—	$—	$2	$2
NCLs	$—	$—	$—	$—	$(2)	$(2)
Credit losses on securities without previous credit losses	—	—	—	3	5	8
Net reserve builds (releases) on securities with previous credit losses	—	—	—	(3)	—	(3)
Total provision for credit losses	$—	$—	$—	$—	$3	$3
Initial allowance on newly purchased credit-deteriorated securities during the year	—	—	—	—	—	—
Allowance for credit losses at end of year	$—	$—	$—	$—	$5	$5

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
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at December 31, 2021 and 2020:

In millions of dollars	December 31, 2021	December 31, 2020
Measurement alternative:
Carrying value	$1,413	$962

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Years ended December 31,
In millions of dollars	2021	2020
Measurement alternative(1):
Impairment losses	$25	$56
Downward changes for observable prices	—	19
Upward changes for observable prices	406	144

(1)     See Note 24 to the Consolidated Financial Statements for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	December 31, 2021
Measurement alternative:
Impairment losses	$87
Downward changes for observable prices	3
Upward changes for observable prices	699

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the years ended December 31, 2021 and 2020, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Private equity funds(1)(2)	$123	$123	$60	$62	—	—
Real estate funds(2)(3)	2	9	1	20	—	—
Mutual/collective investment funds	20	20	—	—
Total	$145	$152	$61	$82	—	—

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

14.  LOANS

Citigroup loans are reported in two categories: consumer and corporate. These categories are classified primarily according to the operating segment and business that manage the loans.

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

The following tables provide Citi’s consumer loans by type:

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2021

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$42,894	$245	$280	$394	$43,813	$134	$339	$473	$282
Home equity loans(8)(9)	4,899	43	159	—	5,101	63	206	269	—
Credit cards	132,050	947	871	—	133,868	—	—	—	871
Personal, small business and other	3,091	19	10	38	3,158	2	15	17	28
Total	$182,934	$1,254	$1,320	$432	$185,940	$199	$560	$759	$1,181
In offices outside North America(6)
Residential mortgages(7)	$34,289	$159	$153	$—	$34,601	$—	$403	$403	$—
Credit cards	17,428	192	188	—	17,808	—	140	140	120
Personal, small business and other	32,662	144	81	—	32,887	—	200	200	22
Total	$84,379	$495	$422	$—	$85,296	$—	$743	$743	$142
Total Citigroup(10)	$267,313	$1,749	$1,742	$432	$271,236	$199	$1,303	$1,502	$1,323

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2020

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$46,471	$402	$381	$524	$47,778	$136	$509	$645	$332
Home equity loans(8)(9)	6,829	78	221	—	7,128	72	307	379	—
Credit cards	127,827	1,228	1,330	—	130,385	—	—	—	1,330
Personal, small business and other	4,472	27	10	—	4,509	2	33	35	—
Total	$185,599	$1,735	$1,942	$524	$189,800	$210	$849	$1,059	$1,662
In offices outside North America(6)
Residential mortgages(7)	$39,557	$213	$199	$—	$39,969	$—	$486	$486	$—
Credit cards	21,718	429	545	—	22,692	—	384	384	324
Personal, small business and other	35,925	319	134	—	36,378	—	212	212	52
Total	$97,200	$961	$878	$—	$99,039	$—	$1,082	$1,082	$376
Total Citigroup(10)	$282,799	$2,696	$2,820	$524	$288,839	$210	$1,931	$2,141	$2,038

(1)Loans less than 30 days past due are presented as current.
(2)Includes $12 million and $14 million at December 31, 2021 and 2020, respectively, of residential first mortgages recorded at fair value.
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
(5)Consists of loans that are guaranteed by U.S. government-sponsored agencies that are 30–89 days past due of $0.1 billion and $0.2 billion and 90 days or more past due of $0.3 billion and $0.3 billion at December 31, 2021 and 2020, respectively.
(6)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(7)Includes approximately $0.1 billion and $0.1 billion at December 31, 2021 and 2020, respectively, of residential first mortgage loans in process of foreclosure.
(8)Includes approximately $0.1 billion and $0.1 billion at December 31, 2021 and 2020, respectively, of home equity loans in process of foreclosure.
(9)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(10)Consumer loans are net of unearned income of $659 million and $749 million at December 31, 2021 and 2020, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

Interest Income Recognized for Non-Accrual Consumer Loans

	For the years ended
In millions of dollars	December 31, 2021	December 31, 2020
In North America offices(1)
Residential first mortgages	$13	$15
Home equity loans	7	8
Credit cards	—	—
Personal, small business and other	—	—
Total	$20	$23
In offices outside North America(1)
Residential mortgages	$1	$—
Credit cards	—	—
Personal, small business and other	—	—
Total	$1	$—
Total Citigroup	$21	$23

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

During the years ended December 31, 2021 and 2020, the Company sold and/or reclassified to HFS $1,473 million and $414 million of consumer loans, respectively. Loans of businesses that are HFS are not included in the above. For additional information, see Note 2 to the Consolidated Financial Statements.

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

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2021
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2021	$201	$3,415	$7,363
2020	200	2,732	7,339
2019	140	1,178	3,082
2018	196	431	747
2017	240	625	1,143
Prior	1,507	3,817	7,903
Total residential first mortgages	$2,484	$12,198	$27,577	$1,554	$43,813
Home equity loans (pre-reset)	$222	$836	$1,309
Home equity loans (post-reset)	609	989	1,095
Total home equity loans	$831	$1,825	$2,404	$41	$5,101
Credit cards(3)	$23,115	$52,907	$55,137	$2,192	$133,351
Personal, small business and other
2021	$59	$201	$319
2020	22	41	64
2019	42	53	68
2018	34	35	37
2017	7	8	9
Prior	120	179	143
Total personal, small business and other	$284	$517	$640	$1,717	$3,158
Total	$26,714	$67,447	$85,758	$5,504	$185,423

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2020
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2020	$187	$3,741	$9,052
2019	150	1,857	5,384
2018	246	655	1,227
2017	298	846	1,829
2016	323	1,368	3,799
Prior	1,708	4,133	9,105
Total residential first mortgages	$2,912	$12,600	$30,396	$1,870	$47,778
Home equity loans (pre-reset)	$292	$1,014	$1,657
Home equity loans (post-reset)	1,055	1,569	1,524
Total home equity loans	$1,347	$2,583	$3,181	$17	$7,128
Credit cards(3)	$26,227	$52,778	$49,767	$1,041	$129,813
Personal, small business and other
2020	$23	$58	$95
2019	79	106	134
2018	82	80	84
2017	26	27	30
2016	10	9	8
Prior	214	393	529
Total personal, small business and other	$434	$673	$880	$2,522	$4,509
Total	$30,920	$68,634	$84,224	$5,450	$189,228

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
(3)Excludes $517 million and $572 million of balances related to Canada for December 31, 2021 and December 31, 2020, respectively.

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

LTV distribution in U.S. portfolio	December 31, 2021
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2021	$10,515	$474	$1
2020	10,206	75	—
2019	4,372	35	1
2018	1,300	74	5
2017	1,986	27	2
Prior	13,271	34	8
Total residential first mortgages	$41,650	$719	$17	$1,427	$43,813
Home equity loans (pre-reset)	$2,315	$26	$9
Home equity loans (post-reset)	2,608	48	25
Total home equity loans	$4,923	$74	$34	$70	$5,101
Total	$46,573	$793	$51	$1,497	$48,914

LTV distribution in U.S. portfolio	December 31, 2020
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2020	$11,447	$1,543	$—
2019	7,029	376	2
2018	1,617	507	11
2017	2,711	269	4
2016	5,423	84	2
Prior	14,966	66	16
Total residential first mortgages	$43,193	$2,845	$35	$1,705	$47,778
Home equity loans (pre-reset)	$2,876	$50	$16
Home equity loans (post-reset)	3,782	290	58
Total home equity loans	$6,658	$340	$74	$56	$7,128
Total	$49,851	$3,185	$109	$1,761	$54,906

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
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

	At and for the year ended December 31, 2021
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)(4)	Average carrying value(5)	Interest income recognized(6)
Mortgage and real estate
Residential first mortgages	$1,457	$1,531	$87	$1,548	$87
Home equity loans	188	342	(1)	335	9
Credit cards	1,582	1,609	594	1,795	116
Personal, small business and other	454	461	120	505	52
Total	$3,681	$3,943	$800	$4,183	$264

	At and for the year ended December 31, 2020
In millions of dollars	Recorded investment (1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(5)	Interest income recognized(6)
Mortgage and real estate
Residential first mortgages	$1,787	$1,962	$157	$1,661	$68
Home equity loans	478	651	60	527	13
Credit cards	1,982	2,135	918	1,926	106
Personal, small business and other	552	552	210	463	63
Total	$4,799	$5,300	$1,345	$4,577	$250

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)For December 31, 2021, $190 million of residential first mortgages and $94 million of home equity loans do not have a specific allowance. For December 31, 2020, $211 million of residential first mortgages and $147 million of home equity loans do not have a specific allowance.
(3)Included in the Allowance for credit losses on loans.
(4)The negative allowance on home equity loans resulted from expected recoveries on previously written-off accounts.
(5)Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(6)    Includes amounts recognized on both an accrual and cash basis.

Consumer Troubled Debt Restructurings(1)

	For the year ended December 31, 2021(1)
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	1,333	$227	$—	$—	$—	1%
Home equity loans	187	12	—	—	—	1
Credit cards	165,098	794	—	—	—	18
Personal, small business and other	1,000	13	—	—	—	3
Total(7)	167,618	$1,046	$—	$—	$—
International
Residential mortgages	1,975	$86	$—	$—	$—	—%
Credit cards	74,202	339	—	—	13	13
Personal, small business and other	28,206	201	—	—	7	10
Total(7)	104,383	$626	$—	$—	$20

	For the year ended December 31, 2020(1)
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	1,225	$209	$—	$—	$—	—%
Home equity loans	296	27	—	—	—	1
Credit cards	215,466	1,038	—	—	—	17
Personal, small business and other	2,452	28	—	—	—	5
Total(7)	219,439	$1,302	$—	$—	$—
International
Residential mortgages	2,542	$141	$3	$—	$—	2%
Credit cards	90,694	401	—	—	12	15
Personal, small business and other	41,079	301	—	—	8	10
Total(7)	134,315	$843	$3	$—	$20

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $15 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2021. These amounts include $5 million of residential first mortgages that were newly classified as TDRs during 2021, based on previously received OCC guidance.
(4)Represents the portion of contractual loan principal that is non-interest bearing, but still due from the borrower. Such deferred principal is charged off at the time of permanent modification to the extent that the related loan balance exceeds the underlying collateral value.
(5)Represents the portion of contractual loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.
(6)Represents the portion of contractual loan principal that was forgiven at the time of permanent modification.
(7)    The above tables reflect activity for restructured loans that were considered TDRs during the year.
(8)    Post-modification balances in North America include $13 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2020. These amounts include $9 million of residential first mortgages that were newly classified as TDRs during 2020, based on previously received OCC guidance.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due.

	Years ended December 31,
In millions of dollars	2021	2020
North America
Residential first mortgages	$57	$71
Home equity loans	8	14
Credit cards	252	317
Personal, small business and other	4	4
Total	$321	$406
International
Residential mortgages	$38	$26
Credit cards	152	178
Personal, small business and other	96	78
Total	$286	$282

Purchased Credit-Deteriorated Assets

	Years ended December 31,
	2021			2020
In millions of dollars	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other
Purchase price	$—	$23	$—	$4	$49	$—
Allowance for credit losses at acquisition date	—	—	—	4	—	—
Discount or premium attributable to non-credit factors	—	—	—	—	—	—
Par value (amortized cost basis)	$—	$23	$—	$8	$49	$—

(1)    Includes loans sold to agencies that were bought back at par due to repurchase agreements.

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	December 31, 2021	December 31, 2020
In North America offices(1)
Commercial and industrial	$51,999	$57,731
Financial institutions	66,936	55,809
Mortgage and real estate(2)	63,357	60,675
Installment and other	29,143	26,744
Lease financing	413	673
Total	$211,848	$201,632
In offices outside North America(1)
Commercial and industrial	$103,167	$104,072
Financial institutions	32,203	32,334
Mortgage and real estate(2)	10,412	11,371
Installment and other	34,436	33,759
Lease financing	42	65
Governments and official institutions	4,423	3,811
Total	$184,683	$185,412
Corporate loans, net of unearned income(3)	$396,531	$387,044

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($799) million and ($844) million at December 31, 2021 and 2020, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

The Company sold and/or reclassified to held-for-sale $5.9 billion and $2.2 billion of corporate loans during the years ended December 31, 2021 and 2020, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the years ended December 31, 2021 or 2020.
Lease financing
Citi is a lessor in the power, railcars, shipping and aircraft sectors, where the Company has executed operating, direct financing and leveraged leases. Citi’s $0.5 billion of lease financing receivables, as of December 31, 2021, is composed of approximately equal balances of direct financing lease receivables and net investments in leveraged leases. Citi uses the interest rate implicit in the lease to determine the present value of its lease financing receivables. Interest income on direct financing and leveraged leases during the year ended December 31, 2021 was not material.
The Company’s leases have an average remaining maturity of approximately three and a half years. In certain cases, Citi obtains residual value insurance from third parties and/or the lessee to manage the risk associated with the residual value of the leased assets. The receivable related to the residual value of the leased assets is $0.2 billion as of December 31, 2021, while the amount covered by residual value guarantees is nil.
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

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2021

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$1,100	$249	$1,349	$1,264	$148,459	$151,072
Financial institutions	505	233	738	33	98,172	98,943
Mortgage and real estate	283	1	284	419	73,066	73,769
Lease financing	—	—	—	14	441	455
Other	128	26	154	147	65,921	66,222
Loans at fair value						6,070
Total	$2,016	$509	$2,525	$1,877	$386,059	$396,531

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2020

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$400	$109	$509	$2,795	$153,036	$156,340
Financial institutions	668	65	733	92	86,864	87,689
Mortgage and real estate	450	247	697	505	70,836	72,038
Lease financing	62	12	74	24	640	738
Other	112	19	131	111	63,157	63,399
Loans at fair value						6,840
Total	$1,692	$452	$2,144	$3,527	$374,533	$387,044

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
The obligor risk ratings are defined by ranges of default probabilities. The facility risk ratings are defined by ranges of loss norms, which are the product of the probability of default and the loss given default. The investment-grade rating categories are similar to the category BBB-/Baa3 and above as defined by S&P and Moody’s. Loans classified according to the bank regulatory definitions as special mention, substandard, doubtful and loss will have risk ratings within the non-investment-grade categories.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2021
In millions of dollars	2021	2020	2019	2018	2017	Prior
Investment grade(3)
Commercial and industrial(4)	$42,730	$5,744	$4,762	$3,825	$3,060	$8,928	$32,894	$101,943
Financial institutions(4)	14,096	1,985	1,290	1,118	599	2,536	67,184	88,808
Mortgage and real estate	4,423	6,013	5,421	3,630	1,801	3,561	1,341	26,190
Other(5)	11,928	3,993	1,392	2,974	524	6,321	32,807	59,939
Total investment grade	$73,177	$17,735	$12,865	$11,547	$5,984	$21,346	$134,226	$276,880
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$16,814	$2,313	$2,466	$2,024	$1,412	$3,987	$18,849	$47,865
Financial institutions(4)	4,471	399	571	107	74	586	3,894	10,102
Mortgage and real estate	1,819	980	1,842	1,163	640	761	644	7,849
Other(5)	1,517	399	594	384	148	383	3,152	6,577
Non-accrual
Commercial and industrial(4)	54	119	64	104	94	117	712	1,264
Financial institutions	—	—	—	—	—	—	33	33
Mortgage and real estate	13	10	2	49	10	25	310	419
Other(5)	19	5	19	19	—	90	9	161
Total non-investment grade	$24,707	$4,225	$5,558	$3,850	$2,378	$5,949	$27,603	$74,270
Non-rated private bank loans managed on a delinquency basis(3)(6)	$9,984	$8,901	$5,926	$2,895	$2,925	$8,680	$—	$39,311
Loans at fair value(7)								6,070
Corporate loans, net of unearned income	$107,868	$30,861	$24,349	$18,292	$11,287	$35,975	$161,829	$396,531

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2020
In millions of dollars	2020	2019	2018	2017	2016	Prior
Investment grade(3)
Commercial and industrial(4)	$38,398	$7,607	$5,929	$3,909	$2,094	$8,670	$25,819	$92,426
Financial institutions(4)	10,560	2,964	2,106	782	681	2,030	56,239	75,362
Mortgage and real estate	6,793	6,714	5,174	2,568	1,212	1,719	1,557	25,737
Other(5)	10,874	3,566	4,597	952	780	5,290	31,696	57,755
Total investment grade	$66,625	$20,851	$17,806	$8,211	$4,767	$17,709	$115,311	$251,280
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$19,683	$4,794	$4,645	$2,883	$1,182	$4,533	$23,400	$61,120
Financial institutions(4)	7,413	700	654	274	141	197	2,855	12,234
Mortgage and real estate	1,882	1,919	2,058	1,457	697	837	551	9,401
Other(5)	1,407	918	725	370	186	657	1,986	6,249
Non-accrual
Commercial and industrial(4)	260	203	192	143	57	223	1,717	2,795
Financial institutions	1	—	—	—	—	—	91	92
Mortgage and real estate	13	4	3	18	8	32	427	505
Other(5)	15	3	12	29	2	65	9	135
Total non-investment grade	$30,674	$8,541	$8,289	$5,174	$2,273	$6,544	$31,036	$92,531
Non-rated private bank loans managed on a delinquency basis(3)(6)	$9,823	$7,121	$3,533	$3,674	$4,300	$7,942	$—	$36,393
Loans at fair value(7)								6,840
Corporate loans, net of unearned income	$107,122	$36,513	$29,628	$17,059	$11,340	$32,195	$146,347	$387,044

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

Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral with no other available and reliable sources of repayment, are written down to the lower of carrying value or collateral value, less cost to sell. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance, generally six months, in accordance with the contractual terms of the loan.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	At and for the year ended December 31, 2021
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,264	$1,863	$198	$1,840	$37
Financial institutions	33	98	4	40	—
Mortgage and real estate	419	582	15	448	—
Lease financing	14	14	—	20	—
Other	147	241	8	142	18
Total non-accrual corporate loans	$1,877	$2,798	$225	$2,490	$55

	At and for the year ended December 31, 2020
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$2,795	$3,664	$442	$2,649	$14
Financial institutions	92	181	17	132	—
Mortgage and real estate	505	803	38	413	—
Lease financing	24	24	—	34	—
Other	111	235	18	174	21
Total non-accrual corporate loans	$3,527	$4,907	$515	$3,402	$35

	December 31, 2021		December 31, 2020
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$638	$198	$1,523	$442
Financial institutions	27	4	90	17
Mortgage and real estate	294	15	246	38
Lease financing	—	—	—	—
Other	37	8	68	18
Total non-accrual corporate loans with specific allowances	$996	$225	$1,927	$515
Non-accrual corporate loans without specific allowances
Commercial and industrial	$626		$1,272
Financial institutions	6		2
Mortgage and real estate	125		259
Lease financing	14		24
Other	110		43
Total non-accrual corporate loans without specific allowances	$881	N/A	$1,600	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Average carrying value represents the average recorded investment balance and does not include related specific allowances.
(3)Interest income recognized for the year ended December 31, 2019 was $42 million.
N/A Not applicable

Corporate Troubled Debt Restructurings(1)

For the year ended December 31, 2021

In millions of dollars	Carrying value of TDRs modified during the year	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$82	$—	$—	$82
Mortgage and real estate	8	—	—	8
Other	10	1		9
Total	$100	$1	$—	$99

For the year ended December 31, 2020

In millions of dollars	Carrying value of TDRs modified during the year	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$247	$—	$—	$247
Mortgage and real estate	19	—	—	19
Other	19	6	—	13
Total	$285	$6	$—	$279

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

In millions of dollars	TDR balances at December 31, 2021	TDR loans that re-defaulted in 2021 within one year of modification	TDR balances at December 31, 2020	TDR loans that re-defaulted in 2020 within one year of modification
Commercial and industrial	$236	$—	$325	$—
Financial institutions	—	—	—	—
Mortgage and real estate	73	—	92	—
Lease financing	—	—	—	—
Other	41	—	33	—
Total(1)	$350	$—	$450	$—

(1)The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

15. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2021	2020	2019
Allowance for credit losses on loans (ACLL) at beginning of year	$24,956	$12,783	$12,315
Adjustments to opening balance(1):
Financial instruments—credit losses (CECL) adoption	—	4,201	—
Variable post-charge-off third-party collection costs	—	(443)	—
Adjusted ACLL at beginning of year	$24,956	$16,541	$12,315
Gross credit losses on loans	$(6,720)	$(9,263)	$(9,341)
Gross recoveries on loans	1,825	1,652	1,573
Net credit losses on loans (NCLs)	$(4,895)	$(7,611)	$(7,768)
Replenishment of NCLs	$4,895	$7,611	$7,768
Net reserve builds (releases) for loans	(7,283)	7,635	364
Net specific reserve builds (releases) for loans	(715)	676	86
Total provision for credit losses on loans (PCLL)	$(3,103)	$15,922	$8,218
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the period	—	4	—
Other, net (see table below)	(503)	100	18
ACLL at end of year	$16,455	$24,956	$12,783
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of year(2)	$2,655	$1,456	$1,367
Adjustment to opening balance for CECL adoption(1)	—	(194)	—
Provision (release) for credit losses on unfunded lending commitments	(788)	1,446	92
Other, net(3)	4	(53)	(3)
ACLUC at end of year(2)	$1,871	$2,655	$1,456
Total allowance for credit losses on loans, leases and unfunded lending commitments	$18,326	$27,611	$14,239

Other, net details
In millions of dollars	2021	2020	2019
Sales or transfers of various consumer loan portfolios to HFS
Reclass of Australia consumer ACLL to HFS	$(280)	$—	$—
Reclass of the Philippines consumer ACLL to HFS	(90)	—	—
Transfer of real estate loan portfolios	—	(4)	(42)
Sales or transfers of various consumer loan portfolios to HFS	$(370)	$(4)	$(42)
FX translation and other	(133)	104	60
Other, net	$(503)	$100	$18

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

Allowance for Credit Losses on Loans and End-of-Period Loans at December 31, 2021

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$5,402	$19,554	$24,956
Gross credit losses on loans	(522)	$(6,198)	$(6,720)
Gross recoveries on loans	127	1,698	1,825
Replenishment of NCLs	395	4,500	4,895
Net reserve builds (releases)	(2,254)	(5,029)	(7,283)
Net specific reserve builds (releases)	(278)	(437)	(715)
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the year	—	—	—
Other	(31)	(472)	(503)
Ending balance	$2,839	$13,616	$16,455
ACLL
Collectively evaluated	$2,614	$12,816	$15,430
Individually evaluated	225	800	1,025
Purchased credit deteriorated	—	—	—
Total ACLL	$2,839	$13,616	$16,455
Loans, net of unearned income
Collectively evaluated	$388,584	$267,424	$656,008
Individually evaluated	1,877	3,681	5,558
Purchased credit deteriorated	—	119	119
Held at fair value	6,070	12	6,082
Total loans, net of unearned income	$396,531	$271,236	$667,767

Allowance for Credit Losses on Loans and End-of-Period Loans at December 31, 2020

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,886	$9,897	$12,783
Adjustments to opening balance:
Financial instruments—credit losses (CECL)(1)	(721)	4,922	4,201
Variable post-charge-off third-party collection costs(1)	—	(443)	(443)
Adjusted ACLL at beginning of year	$2,165	$14,376	$16,541
Gross credit losses on loans	$(1,072)	$(8,191)	$(9,263)
Gross recoveries on loans	86	1,566	1,652
Replenishment of NCLs	986	6,625	7,611
Net reserve builds (releases)	2,890	4,745	7,635
Net specific reserve builds (releases)	282	394	676
Initial allowance for credit losses on newly purchased credit-deteriorated assets during the year	—	4	4
Other	65	35	100
Ending balance	$5,402	$19,554	$24,956
ACLL
Collectively evaluated	$4,887	$18,207	$23,094
Individually evaluated	515	1,345	1,860
Purchased credit deteriorated	—	2	2
Total ACLL	$5,402	$19,554	$24,956
Loans, net of unearned income
Collectively evaluated	$376,677	$283,885	$660,562
Individually evaluated	3,527	4,799	8,326
Purchased credit deteriorated	—	141	141
Held at fair value	6,840	14	6,854
Total loans, net of unearned income	$387,044	$288,839	$675,883

(1)See “Accounting Changes” in Note 1 to the Consolidated Financial Statements for additional details.

Allowance for Credit Losses on Loans at December 31, 2019

In millions of dollars	Corporate	Consumer	Total
ACLL at beginning of year	$2,811	$9,504	$12,315
Gross credit losses on loans	(487)	(8,854)	(9,341)
Gross recoveries on loans	95	1,478	1,573
Replenishment of NCLs	392	7,376	7,768
Net reserve builds (releases)	96	268	364
Net specific reserve builds (releases)	(21)	107	86
Other	—	18	18
Ending balance	$2,886	$9,897	$12,783

Allowance for Credit Losses on HTM Debt Securities

	Year ended December 31, 2021
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	All other debt securities	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$3	$74	$6	$3	$—	$86
Gross credit losses	—	—	—	—	—	—
Gross recoveries	3	—	—	—	—	3
Net credit losses (NCLs)	$3	$—	$—	$—	$—	$3
Replenishment of NCLs	$(3)	$—	$—	$—	$—	$(3)
Net reserve builds (releases)	7	1	(2)	(2)	—	4
Net specific reserve builds (releases)	(4)	—	—	—	—	(4)
Total provision for credit losses on HTM debt securities	$—	$1	$(2)	$(2)	$—	$(3)
Other, net	$—	$—	$—	$1	$—	$1
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the year	—	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of year	$6	$75	$4	$2	$—	$87

Allowance for Credit Losses on HTM Debt Securities

	Year ended December 31, 2020
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset- backed	All other debt securities	Total HTM
Allowance for credit losses on HTM debt securities at beginning of year	$—	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	—	61	4	5		70
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(2)	10	(2)	1	—	7
Net specific reserve builds (releases)	—	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(2)	$10	$(2)	$1	$—	$7
Other, net	$5	$3	$4	$(3)	$—	$9
Initial allowance for credit losses on newly purchased credit-deteriorated securities during the year	—	—	—	—	—	—
Allowance for credit losses on HTM debt securities at end of year	$3	$74	$6	$3	$—	$86

Allowance for Credit Losses on Other Assets

	Year ended December 31, 2021
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$—	$20	$10	$—	$25	$55
Gross credit losses	—	—	—	—	(2)	(2)
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$(2)	$(2)
Replenishment of NCLs	$—	$—	$—	$—	$2	$2
Net reserve builds (releases)	—	2	(4)	—	—	(2)
Total provision for credit losses	$—	$2	$(4)	$—	$2	$—
Other, net	$—	$(1)	$—	$—	$1	$—
Allowance for credit losses on other assets at end of year	$—	$21	$6	$—	$26	$53

(1)Primarily accounts receivable.

Allowance for Credit Losses on Other Assets

	Year ended December 31, 2020
In millions of dollars	Cash and due from banks	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of year	$—	$—	$—	$—	$—	$—
Adjustment to opening balance for CECL adoption	6	14	2	1	3	26
Gross credit losses	—	—	—	—	—	—
Gross recoveries	—	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—	$—
Net reserve builds (releases)	(6)	5	8	(1)	1	7
Total provision for credit losses	$(6)	$5	$8	$(1)	$1	$7
Other, net	$—	$1	$—	$—	$21	$22
Allowance for credit losses on other assets at end of year	$—	$20	$10	$—	$25	$55

(1)Primarily accounts receivable.

For ACL on AFS debt securities, see Note 13 to the Consolidated Financial Statements.

16.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Institutional Clients Group	Global Consumer Banking	Total
Balance at December 31, 2018	$9,959	$12,087	$22,046
Foreign exchange translation	65	15	80
Balance at December 31, 2019	$10,024	$12,102	$22,126
Foreign exchange translation	(4)	40	36
Balance at December 31, 2020	$10,020	$12,142	$22,162
Foreign exchange translation	(267)	(116)	(383)
Divestitures(1)	—	(480)	(480)
Balance at December 31, 2021	$9,753	$11,546	$21,299

(1)    Goodwill allocated primarily to the Australia and the Philippines consumer banking businesses, which were reclassified as HFS during 2021. See Note 2 to the Consolidated Financial Statements.

The Company performed its annual goodwill impairment test using data as of July 1, 2021, at the level below each operating segment (referred to as a reporting unit). The fair values of the Company’s reporting units as a percentage of their carrying values ranged from approximately 125% to 153%, resulting in no impairment. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the economic and business environments continue to evolve as management implements its strategic refresh, which includes, among others, the exits of consumer businesses in 13 markets in Asia and EMEA, as well as the exit of the Mexico consumer, small business and middle-market banking operations, and Citi’s implementation of its new operating segment and reporting unit structure in the first quarter of 2022. If management’s future estimate of key economic and market assumptions were to differ from its current assumptions, Citi could potentially experience material goodwill impairment charges in the future. Citi expects that the implementation of its new operating segments and reporting units in the first quarter of 2022, as well as the timing and sequencing of the sales of its Asia consumer banking businesses, may result in goodwill impairment.
For additional information regarding Citi’s goodwill impairment testing process, see the following Notes to the Consolidated Financial Statements: Note 1 for Citi’s accounting policy for goodwill, and Note 3 for a description of Citi’s operating segments.

Intangible Assets
The components of intangible assets were as follows:

	December 31, 2021			December 31, 2020
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,579	$4,348	$1,231	$5,648	$4,229	$1,419
Credit card contract-related intangibles(1)	3,912	1,372	2,540	3,929	1,276	2,653
Core deposit intangibles	39	39	—	45	44	1
Other customer relationships	429	305	124	455	314	141
Present value of future profits	31	29	2	32	30	2
Indefinite-lived intangible assets	183	—	183	190	—	190
Other	37	26	11	72	67	5
Intangible assets (excluding MSRs)	$10,210	$6,119	$4,091	$10,371	$5,960	$4,411
Mortgage servicing rights (MSRs)(2)	404	—	404	336	—	336
Total intangible assets	$10,614	$6,119	$4,495	$10,707	$5,960	$4,747

(1)     Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount as of December 31, 2021.
(2)    For additional information on Citi’s MSRs, see Note 21 to the Consolidated Financial Statements.

Intangible assets amortization expense was $360 million, $419 million and $564 million for 2021, 2020 and 2019, respectively. Intangible assets amortization expense is estimated to be $345 million in 2022, $347 million in 2023, $367 million in 2024, $371 million in 2025 and $342 million in 2026.
The changes in intangible assets were as follows:

	Net carrying amount at	Acquisitions/				Net carrying amount at
In millions of dollars	December 31, 2020	renewals/ divestitures	Amortization	Impairments	FX translation and other	December 31, 2021
Purchased credit card relationships(1)	$1,419	$(15)	$(171)	$—	$(2)	$1,231
Credit card contract-related intangibles(2)	2,653	29	(140)	(1)	(1)	2,540
Core deposit intangibles	1	—	(1)	—	—	—
Other customer relationships	141	20	(24)	—	(13)	124
Present value of future profits	2	—	—	—	—	2
Indefinite-lived intangible assets	190	—	—	—	(7)	183
Other	5	29	(24)	—	1	11
Intangible assets (excluding MSRs)	$4,411	$63	$(360)	$(1)	$(22)	$4,091
Mortgage servicing rights (MSRs)(3)	336					404
Total intangible assets	$4,747					$4,495

(1)Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract-related intangibles, and includes credit card accounts primarily in the Costco, Macy’s and Sears portfolios.
(2)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represent 97% and 96% of the aggregate net carrying amount at December 31, 2021 and 2020, respectively.
(3)For additional information on Citi’s MSRs, including the rollforward from 2020 to 2021, see Note 21 to the Consolidated Financial Statements.

17.  DEBT

Short-Term Borrowings

	December 31,
	2021		2020
In millions of dollars	Balance	Weighted average coupon	Balance	Weighted average coupon
Commercial paper
Bank(1)	$9,026		$10,022
Broker-dealer and other(2)	6,992		7,988
Total commercial paper	$16,018	0.22%	$18,010	0.24%
Other borrowings(3)	11,955	0.91	11,504	0.48
Total	$27,973		$29,514

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At December 31, 2021 and 2020, collateralized short-term advances from Federal Home Loan Banks were $0.0 billion and $4.0 billion, respectively.

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
Long-Term Debt

			Balances at December 31,
In millions of dollars	Weighted average coupon(1)	Maturities	2021	2020
Citigroup Inc.(2)
Senior debt	2.88%	2022–2098	$137,651	$142,197
Subordinated debt(3)	4.65	2022–2046	25,560	26,636
Trust preferred securities	6.30	2036–2067	1,734	1,730
Bank(4)
Senior debt	1.54	2022–2039	23,567	44,742
Broker-dealer(5)
Senior debt	0.84	2022–2070	65,652	55,896
Subordinated debt(3)	—	2022–2046	210	485
Total	2.94%		$254,374	$271,686
Senior debt			$226,870	$242,835
Subordinated debt(3)			25,770	27,121
Trust preferred securities			1,734	1,730
Total			$254,374	$271,686

(1)The weighted average coupon excludes structured notes accounted for at fair value.
(2)Represents the parent holding company.
(3)Includes notes that are subordinated within certain countries, regions or subsidiaries.
(4)Represents Citibank entities as well as other bank entities. At December 31, 2021 and 2020, collateralized long-term advances from Federal Home Loan Banks were $5.3 billion and $10.9 billion, respectively.
(5)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

The Company issues both fixed- and variable-rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed-rate debt to variable-rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2021, the Company’s overall weighted average interest rate for long-term debt, excluding structured notes accounted for at fair value, was 2.94% on a contractual basis and 3.12% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2022	2023	2024	2025	2026	Thereafter	Total
Citigroup Inc.	$9,955	$14,440	$12,475	$16,798	$21,483	$89,794	$164,945
Bank	9,839	4,227	5,028	473	68	3,932	23,567
Broker-dealer	13,199	11,813	8,066	3,995	5,499	23,290	65,862
Total	$32,993	$30,480	$25,569	$21,266	$27,050	$117,016	$254,374

The following table summarizes Citi’s outstanding trust preferred securities at December 31, 2021:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	135	3 mo sterling LIBOR + 88.75 bps	50	135	June 28, 2067	June 28, 2017
Total obligated			$2,575			$2,581

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
 The following table sets forth for Citigroup and Citibank the regulatory capital tiers, total risk-weighted assets, quarterly adjusted average total assets, Total Leverage Exposure, risk-based capital ratios and leverage ratios:

In millions of dollars, except ratios	Stated minimum	Citigroup(4)			Citibank(4)
		Well- capitalized minimum	December 31, 2021	December 31, 2020	Well- capitalized minimum	December 31, 2021	December 31, 2020
Common Equity Tier 1 Capital			$149,305	$147,274		$148,548	$142,854
Tier 1 Capital			169,568	167,053		150,679	144,962
Total Capital (Tier 1 Capital + Tier 2 Capital)—Standardized Approach			203,838	205,002		175,427	169,449
Total Capital (Tier 1 Capital + Tier 2 Capital)—Advanced Approaches			194,006	196,051		166,921	161,447
Total risk-weighted assets—Standardized Approach			1,219,175	1,242,381		1,066,015	1,054,056
Total risk-weighted assets—Advanced Approaches			1,209,374	1,278,977		1,017,774	1,047,088
Quarterly adjusted average total assets(1)			2,351,434	2,265,615		1,716,596	1,667,105
Total Leverage Exposure(2)			2,957,764	2,391,033		2,236,839	2,172,052
Common Equity Tier 1 Capital ratio(3)	4.5%	N/A	12.25%	11.51%	6.5%	13.93%	13.55%
Tier 1 Capital ratio(3)	6.0	6.0%	13.91	13.06	8.0	14.13	13.75
Total Capital ratio(3)	8.0	10.0	16.04	15.33	10.0	16.40	15.42
Tier 1 Leverage ratio	4.0	N/A	7.21	7.37	5.0	8.78	8.70
Supplementary Leverage ratio	3.0	N/A	5.73	6.99	6.0	6.74	6.67

(1)Tier 1 Leverage ratio denominator.
(2)Supplementary Leverage ratio denominator.
(3)Citigroup’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach and the reportable Total Capital ratio was the lower derived under the Basel III Advanced Approaches framework as of December 31, 2021, whereas Citigroup’s reportable Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios as of December 31, 2020 were the lower derived under the Basel III Advanced Approaches framework. As of December 31, 2021 and 2020, Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas the Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.
(4)Certain of the above prior-period amounts have been revised to conform with enhancements made in the current period.
N/A Not applicable

As indicated in the table above, Citigroup and Citibank were “well capitalized” under the current federal bank regulatory agency definitions as of December 31, 2021 and 2020.

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
In determining the dividends, each subsidiary depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal bank regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $6.2 billion and $2.3 billion in dividends from Citibank during 2021 and 2020, respectively.

19.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)(5)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Balance, December 31, 2018	$(2,250)	$192	$(728)	$(6,257)	$(28,070)	$(57)	$(37,170)
Other comprehensive income before reclassifications	3,065	(1,151)	549	(758)	(321)	25	1,409
Increase (decrease) due to amounts reclassified from AOCI	(1,080)	15	302	206	—	—	(557)
Change, net of taxes	$1,985	$(1,136)	$851	$(552)	$(321)	$25	$852
Balance, December 31, 2019	$(265)	$(944)	$123	$(6,809)	$(28,391)	$(32)	$(36,318)
Other comprehensive income before reclassifications	4,837	(490)	2,027	(287)	(250)	(15)	5,822
Increase (decrease) due to amounts reclassified from AOCI	(1,252)	15	(557)	232	—	—	(1,562)
Change, net of taxes	$3,585	$(475)	$1,470	$(55)	$(250)	$(15)	$4,260
Balance, December 31, 2020	$3,320	$(1,419)	$1,593	$(6,864)	$(28,641)	$(47)	$(32,058)
Other comprehensive income before reclassifications	(3,556)	121	(679)	797	(2,537)	(11)	(5,865)
Increase (decrease) due to amounts reclassified from AOCI	(378)	111	(813)	215	12	11	(842)
Change, net of taxes	$(3,934)	$232	$(1,492)	$1,012	$(2,525)	$—	$(6,707)
Balance, December 31, 2021	$(614)	$(1,187)	$101	$(5,852)	$(31,166)	$(47)	$(38,765)

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 24 to the Consolidated Financial Statements.
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
(4)Primarily reflects the movements in (by order of impact) the Mexican peso, Euro, South Korean won, Chilean peso and Japanese yen against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2021. Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, South Korean won and Euro against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2020. Primarily reflects the movements in (by order of impact) the Indian rupee, Brazilian real, Chilean peso and Euro against the U.S. dollar and changes in related tax effects and hedges for the year ended December 31, 2019. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)December 31, 2021 includes an approximate $475 million (after-tax) ($625 million pretax) currency translation adjustment (CTA) loss (net of hedges) associated with Citi’s agreement to sell its consumer banking business in Australia (see Note 2 to the Consolidated Financial Statements). The loss on sale primarily reflects the impact of the CTA loss (net of hedges) already reflected in AOCI. Upon closing, the CTA-related balance will be removed from AOCI, resulting in a neutral impact from CTA to Citi’s Common Equity Tier 1 Capital.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2018	$(44,082)	$6,912	$(37,170)
Change in net unrealized gains (losses) on debt securities	2,633	(648)	1,985
Debt valuation adjustment (DVA)	(1,473)	337	(1,136)
Cash flow hedges	1,120	(269)	851
Benefit plans	(671)	119	(552)
Foreign currency translation adjustment	(332)	11	(321)
Excluded component of fair value hedges	33	(8)	25
Change	$1,310	$(458)	$852
Balance, December 31, 2019	$(42,772)	$6,454	$(36,318)
Change in net unrealized gains (losses) on debt securities	4,799	(1,214)	3,585
Debt valuation adjustment (DVA)	(616)	141	(475)
Cash flow hedges	1,925	(455)	1,470
Benefit plans	(78)	23	(55)
Foreign currency translation adjustment	(227)	(23)	(250)
Excluded component of fair value hedges	(23)	8	(15)
Change	$5,780	$(1,520)	$4,260
Balance, December 31, 2020	$(36,992)	$4,934	$(32,058)
Change in net unrealized gains (losses) on debt securities	(5,301)	1,367	(3,934)
Debt valuation adjustment (DVA)	296	(64)	232
Cash flow hedges	(1,969)	477	(1,492)
Benefit plans	1,252	(240)	1,012
Foreign currency translation adjustment	(2,671)	146	(2,525)
Excluded component of fair value hedges	2	(2)	—
Change	$(8,391)	$1,684	$(6,707)
Balance, December 31, 2021	$(45,383)	$6,618	$(38,765)

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Year ended December 31,
In millions of dollars	2021	2020	2019
Realized (gains) losses on sales of investments	$(665)	$(1,756)	$(1,474)
Gross impairment losses	181	109	23
Subtotal, pretax	$(484)	$(1,647)	$(1,451)
Tax effect	106	395	371
Net realized (gains) losses on investments, after-tax(1)	$(378)	$(1,252)	$(1,080)
Realized DVA (gains) losses on fair value option liabilities, pretax	$144	$20	$20
Tax effect	(33)	(5)	(5)
Net realized DVA, after-tax	$111	$15	$15
Interest rate contracts	$(1,075)	$(734)	$384
Foreign exchange contracts	4	4	7
Subtotal, pretax	$(1,071)	$(730)	$391
Tax effect	258	173	(89)
Amortization of cash flow hedges, after-tax(2)	$(813)	$(557)	$302
Amortization of unrecognized:
Prior service cost (benefit)	$(23)	$(5)	$(12)
Net actuarial loss	302	322	286
Curtailment/settlement impact(3)	11	(8)	1
Subtotal, pretax	$290	$309	$275
Tax effect	(75)	(77)	(69)
Amortization of benefit plans, after-tax(3)	$215	$232	$206
Excluded component of fair value hedges, pretax	$15	$—	$—
Tax effect	(4)	—	—
Excluded component of fair value hedges, after-tax	$11	$—	$—
Foreign currency translation adjustment, pretax	$19	$—	$—
Tax effect	(7)	—	—
Foreign currency translation adjustment, after-tax	$12	$—	$—
Total amounts reclassified out of AOCI, pretax	$(1,087)	$(2,048)	$(765)
Total tax effect	245	486	208
Total amounts reclassified out of AOCI, after-tax	$(842)	$(1,562)	$(557)

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.
(2)See Note 22 to the Consolidated Financial Statements for additional details.
(3)See Note 8 to the Consolidated Financial Statements for additional details.

20.  PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

				Redemption price per depositary share/preference share		Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate		Number of depositary shares	December 31, 2021	December 31, 2020
Series A(1)	October 29, 2012	January 30, 2023	5.950%	$1,000	1,500,000	$1,500	$1,500
Series B(2)	December 13, 2012	February 15, 2023	5.900	1,000	750,000	750	750
Series D(3)	April 30, 2013	May 15, 2023	5.350	1,000	1,250,000	1,250	1,250
Series J(4)	September 19, 2013	September 30, 2023	7.125	25	38,000,000	950	950
Series K(5)	October 31, 2013	November 15, 2023	6.875	25	59,800,000	1,495	1,495
Series M(6)	April 30, 2014	May 15, 2024	6.300	1,000	1,750,000	1,750	1,750
Series P(7)	April 24, 2015	May 15, 2025	5.950	1,000	2,000,000	2,000	2,000
Series Q(8)	August 12, 2015	August 15, 2020	4.316	1,000	1,250,000	—	1,250
Series R(9)	November 13, 2015	November 15, 2020	4.699	1,000	1,500,000	—	1,500
Series S(10)	February 2, 2016	February 12, 2021	6.300	25	41,400,000	—	1,035
Series T(11)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	1,500
Series U(12)	September 12, 2019	September 12, 2024	5.000	1,000	1,500,000	1,500	1,500
Series V(13)	January 23, 2020	January 30, 2025	4.700	1,000	1,500,000	1,500	1,500
Series W(14)	December 10, 2020	December 10, 2025	4.000	1,000	1,500,000	1,500	1,500
Series X(15)	February 18, 2021	February 18, 2026	3.875	1,000	2,300,000	2,300	—
Series Y(16)	October 20, 2021	October 20, 2026	4.150	1,000	1,000,000	1,000	—
						$18,995	$19,480

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
(7)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on May 15 and November 15 at a fixed rate until, but excluding, May 15, 2025, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(8)The Series Q preferred stock was redeemed in full on May 17, 2021.
(9)The Series R preferred stock was redeemed in full on May 17, 2021.
(10)The Series S preferred stock was redeemed in full on February 12, 2021.
(11)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semiannually on February 15 and August 15 at a fixed rate until, but excluding, August 15, 2026, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
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

(15)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 18, May 18, August 18 and November 18 at a fixed rate until, but excluding, February 18, 2026, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.
(16)Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until, but excluding, November 15, 2026, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

21. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of Special Purpose Entities
A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs by Citi are to assist clients in securitizing their financial assets and to create investment products for clients and to obtain liquidity and optimize capital efficiency by securitizing certain of Citi’s financial assets. SPEs may be organized in various legal forms, including trusts, partnerships or corporations. In a securitization, through the SPE’s issuance of debt and equity instruments, certificates, commercial paper or other notes of indebtedness, the company transferring assets to the SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business. These issuances are recorded on the balance sheet of the SPE, which may or may not be consolidated onto the balance sheet of the company that organized the SPE.
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
Most of Citigroup’s SPEs are variable interest entities (VIEs).

Variable Interest Entities
VIEs are described in Note 1 to the Consolidated Financial Statements. Investors that finance the VIE through debt or equity interests or other counterparties providing other forms of support, such as guarantees, certain fee arrangements or certain types of derivative contracts, are variable interest holders in the entity.
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
    In various other transactions, the Company may (i) act as a derivative counterparty (e.g., interest rate swap, cross-currency swap or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE), (ii) act as underwriter or placement agent, (iii) provide administrative, trustee or other services or (iv) make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, not to be variable interests and thus not an indicator of power or potentially significant benefits or losses.

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of December 31, 2021
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,518	$31,518	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	113,641	—	113,641	1,582	—	—	43	1,625
Non-agency-sponsored	60,851	632	60,219	2,479	—	5	—	2,484
Citi-administered asset-backed commercial paper conduits	14,018	14,018	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	8,302	—	8,302	2,636	—	—	—	2,636
Asset-based financing(5)	246,632	11,085	235,547	32,242	1,139	12,189	—	45,570
Municipal securities tender option bond trusts (TOBs)	3,251	905	2,346	2	—	1,498	—	1,500
Municipal investments	20,597	3	20,594	2,512	3,617	3,562	—	9,691
Client intermediation	904	297	607	75	—	—	224	299
Investment funds	498	179	319	—	—	12	1	13
Other	—	—	—	—	—	—	—	—
Total	$500,212	$58,637	$441,575	$41,528	$4,756	$17,266	$268	$63,818

	As of December 31, 2020
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$32,423	$32,423	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	123,999	—	123,999	1,948	—	—	61	2,009
Non-agency-sponsored	46,132	939	45,193	2,550	—	2	1	2,553
Citi-administered asset-backed commercial paper conduits	16,730	16,730	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	18,332	—	18,332	4,273	—	—	—	4,273
Asset-based financing(5)	222,274	8,069	214,205	25,153	1,587	9,114	—	35,854
Municipal securities tender option bond trusts (TOBs)	3,349	835	2,514	0	—	1,611	—	1,611
Municipal investments	20,335	—	20,335	2,569	4,056	3,041	—	9,666
Client intermediation	1,352	910	442	88	—	—	56	144
Investment funds	488	153	335	—	—	15	—	15
Other	0	0	0	0	—	—	—	0
Total	$485,414	$60,059	$425,355	$36,581	$5,643	$13,783	$118	$56,125

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s December 31, 2021 and 2020 Consolidated Balance Sheet.
(3)    A significant unconsolidated VIE is an entity in which the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.
(4)    Citigroup mortgage securitizations also include agency and non-agency (private label) re-securitization activities. These re-securitization SPEs are not consolidated. See “Re-securitizations” below for further discussion.
(5)    Included within this line are loans to third-party sponsored private equity funds, which represent $100 billion and $78 billion in unconsolidated VIE assets and $497 million and $425 million in maximum exposure to loss as of December 31, 2021 and 2020, respectively.

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
•certain third-party sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of December 31, 2021 and 2020, the Company’s maximum exposure to loss related to these deals was $55.6 billion and $57.0 billion, respectively (for more information on these positions, see Notes 14 and 26 to the Consolidated Financial Statements);
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

	December 31, 2021		December 31, 2020
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$5	$—	$2
Asset-based financing	—	12,189	—	9,114
Municipal securities tender option bond trusts (TOBs)	1,498	—	1,611	—
Municipal investments	—	3,562	—	3,041
Investment funds	—	12	—	15
Other	—	—	—	—
Total funding commitments	$1,498	$15,768	$1,611	$12,172

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

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	December 31, 2021	December 31, 2020
Cash	$—	$—
Trading account assets	1.4	2.0
Investments	8.8	10.6
Total loans, net of allowance	35.4	29.3
Other	0.8	0.3
Total assets	$46.4	$42.2

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
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Trust (Omni Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts. Citigroup holds a seller’s interest and certain securities issued by the trusts, which could result in exposure to potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on Citi’s Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included on Citi’s Consolidated Balance Sheet.
Citi utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	December 31, 2021	December 31, 2020
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$9.7	$15.7
Retained by Citigroup as trust-issued securities	7.2	7.9
Retained by Citigroup via non-certificated interests	16.1	11.1
Total	$33.0	$34.7

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

In billions of dollars	2021	2020	2019
Proceeds from new securitizations	$—	$0.3	$—
Pay down of maturing notes	(6.0)	(4.3)	(7.6)

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

Master Trust Liabilities (at Par Value)
The Master Trust issues fixed- and floating-rate term notes. Some of the term notes may be issued to multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Master Trust was 3.6 years as of December 31, 2021 and 2.9 years as of December 31, 2020.

In billions of dollars	Dec. 31, 2021	Dec. 31, 2020
Term notes issued to third parties	$8.4	$13.9
Term notes retained by Citigroup affiliates	2.2	2.7
Total Master Trust liabilities	$10.6	$16.6

Omni Trust Liabilities (at Par Value)
The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.6 years as of December 31, 2021 and 1.1 years as of December 31, 2020.

In billions of dollars	Dec. 31, 2021	Dec. 31, 2020
Term notes issued to third parties	$1.3	$1.8
Term notes retained by Citigroup affiliates	5.0	5.2
Total Omni Trust liabilities	$6.3	$7.0

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
In certain instances, the Company has (i) the power to direct the activities that most significantly impact the entities’ economic performance and (ii) the obligation to either absorb losses or the right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitization entities and, therefore, is the primary beneficiary and, thus, consolidates the VIE.

The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	2021		2020		2019
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$6.1	$25.2	$9.4	$11.3	$5.3	$15.6
Proceeds from new securitizations(1)	6.4	25.4	10.0	11.4	5.5	15.5
Contractual servicing fees received	0.1	—	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	0.1	—	—	—	—
Purchases of previously transferred financial assets	0.2	—	0.4	—	0.2	—

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

Agency and non-agency securitization gains for the year ended December 31, 2021 were $3.9 million and $493.4 million, respectively.
Agency and non-agency securitization gains for the year ended December 31, 2020 were $88.4 million and $139.4 million, respectively, and $16 million and $73.4 million, respectively, for the year ended December 31, 2019.

	2021			2020
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$374	$1,452	$955	$315	$1,210	$145

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $73 million related to personal loan securitizations at December 31, 2021.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 24 to the Consolidated Financial Statements for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	December 31, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.7%	2.2%	2.8%
Weighted average constant prepayment rate	5.5%	6.3%	11.0%
Weighted average anticipated net credit losses(2)	NM	1.8%	1.0%
Weighted average life	7.4 years	3.9 years	5.4 years

	December 31, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.4%	1.7%	3.0%
Weighted average constant prepayment rate	25.8%	3.4%	25.0%
Weighted average anticipated net credit losses(2)	NM	1.7%	0.5%
Weighted average life	4.8 years	3.8 years	2.3 years

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	December 31, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	3.7%	16.2%	4.0%
Weighted average constant prepayment rate	14.5%	6.8%	9.0%
Weighted average anticipated net credit losses(2)	NM	1.0%	2.0%
Weighted average life	5.1 years	8.8 years	18.0 years

	December 31, 2020
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	5.9%	7.2%	4.3%
Weighted average constant prepayment rate	22.7%	5.3%	4.7%
Weighted average anticipated net credit losses(2)	NM	1.2%	1.4%
Weighted average life	4.5 years	5.3 years	4.7 years

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

	December 31, 2021
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(6)	$(1)	$—
Adverse change of 20%	(11)	(1)	—
Constant prepayment rate
Adverse change of 10%	(19)	—	—
Adverse change of 20%	(37)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2020
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(8)	$—	$(1)
Adverse change of 20%	(15)	(1)	(1)
Constant prepayment rate
Adverse change of 10%	(21)	—	—
Adverse change of 20%	(40)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

	Securitized assets		90 days past due		Liquidation losses
In billions of dollars, except liquidation losses in millions	2021	2020	2021	2020	2021	2020
Securitized assets
Residential mortgages(1)	$29.2	$16.9	$0.4	$0.5	$10.6	$26.2
Commercial and other	26.2	23.9	—	—	—	—
Total	$55.4	$40.8	$0.4	$0.5	$10.6	$26.2

(1)     Securitized assets include $0.2 billion of personal loan securitizations as of December 31, 2021.

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
These transactions create intangible assets referred to as MSRs, which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $404 million and $336 million at December 31, 2021 and 2020, respectively. The MSRs correspond to principal loan balances of $47 billion and $53 billion as of December 31, 2021 and 2020, respectively.
The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2021	2020
Balance, beginning of year	$336	$495
Originations	92	123
Changes in fair value of MSRs due to changes in inputs and assumptions	43	(204)
Other changes(1)	(67)	(78)
Sales of MSRs	—	—
Balance, as of December 31	$404	$336

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
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

In millions of dollars	2021	2020	2019
Servicing fees	$131	$142	$148
Late fees	3	5	8
Ancillary fees	—	—	1
Total MSR fees	$134	$147	$157

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the years ended December 31, 2021 and 2020. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of December 31, 2021 and December 31, 2020, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the years ended December 31, 2021 and 2020, Citi transferred agency securities with a fair value of approximately $46.6 billion and $42.8 billion, respectively, to re-securitization entities.
As of December 31, 2021, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.2 billion (including $641 million related to re-securitization transactions executed in 2021) compared to $1.6 billion as of December 31, 2020 (including $916 million related to re-securitization transactions executed in 2020), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2021 and 2020 were approximately $78.4 billion and $83.6 billion, respectively.
As of December 31, 2021 and 2020, the Company did not consolidate any private label or agency re-securitization entities.

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

The conduits administered by Citi do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. At December 31, 2021 and 2020, the commercial paper conduits administered by Citi had approximately $14.0 billion and $16.7 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $18.3 billion and $17.1 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At December 31, 2021 and 2020, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 70 and 54 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancements, the conduits, other than the government- guaranteed loan conduit, have obtained letters of credit from the Company, which equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.3 billion as of December 31, 2021 and $1.5 billion as of December 31, 2020. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
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
Finally, Citi is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, Citi purchases commercial paper, including commercial paper issued by Citigroup's conduits. At December 31, 2021 and 2020, the Company owned $4.9 billion and $6.6 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
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
Citi serves as a structuring and placement agent with respect to the CLOs. Typically, the debt and equity of the

CLOs are sold to third-party investors. On occasion, certain Citi entities may purchase some portion of a CLO’s liabilities for investment purposes. In addition, Citi may purchase, typically in the secondary market, certain securities issued by the CLOs to support its market-making activities.
The Company generally does not have the power to direct the activities that most significantly impact the economic performance of the CLOs, as this power is generally held by a third-party asset manager of the CLO. As such, those CLOs are not consolidated.
    The following tables summarize selected cash flow information and retained interests related to Citigroup CLOs:

In billions of dollars	2021	2020	2019
Principal securitized	$—	$0.1	$—
Proceeds from new securitizations	—	0.1	—
Cash flows received on retained interests and other net cash flows	1.1	—	—
Purchases of previously transferred financial assets	0.2	—	—

In millions of dollars	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2019
Carrying value of retained interests	$921	$1,611	$1,404

    All of Citi’s retained interests were held-to-maturity securities as of December 31, 2021 and 2020.
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

	December 31, 2021
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$32,932	$7,461
Corporate loans	18,257	12,581
Other (including investment funds, airlines and shipping)	184,358	25,528
Total	$235,547	$45,570

	December 31, 2020
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$34,570	$7,758
Corporate loans	12,022	7,654
Other (including investment funds, airlines and shipping)	167,613	20,442
Total	$214,205	$35,854

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
For certain customer TOB trusts, Citi may also serve as a voluntary advance provider. In this capacity, the Company may, but is not obligated to, make loan advances to customer TOB trusts to purchase optionally tendered Floaters that have not otherwise been successfully remarketed to new investors. Such loans are secured by pledged Floaters. As of December 31, 2021, Citi had no outstanding voluntary advances to customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At December 31, 2021 and 2020, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.

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
At December 31, 2021 and 2020, liquidity agreements provided with respect to customer TOB trusts totaled $1.5 billion and $1.6 billion, respectively, of which $0.6 billion and $0.8 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
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
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $2 billion as of December 31, 2021 and $3.6 billion as of December 31, 2020. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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
Citi’s maximum risk of loss in these transactions is defined as the amount invested in notes issued by the VIE and the notional amount of any risk of loss absorbed by Citi through a separate instrument issued by the VIE. The derivative instrument held by the Company may generate a receivable from the VIE (e.g., where the Company purchases credit protection from the VIE in connection with the VIE’s issuance of a credit-linked note), which is collateralized by the assets owned by the VIE. These derivative instruments are not considered variable interests and any associated receivables are not included in the calculation of maximum exposure to the VIE.

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
Derivative transactions are customarily documented under industry standard master netting agreements, which provide that following an event of default, the non-defaulting party may promptly terminate all transactions between the parties and determine the net amount due to be paid to, or by, the defaulting party. Events of default include (i) failure to make a payment on a derivative transaction that remains uncured following applicable notice and grace periods, (ii) breach of agreement that remains uncured after applicable notice and grace periods, (iii) breach of a representation, (iv) cross default, either to third-party debt or to other derivative transactions entered into between the parties, or, in some cases, their affiliates, (v) the occurrence of a merger or consolidation that results in the creditworthiness of a party becoming materially weaker and (vi) the cessation or repudiation of any applicable guarantee or other credit support document. Obligations under master netting agreements are often secured by collateral posted under an industry standard credit support annex to the master netting agreement. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery that remains uncured following applicable notice and grace periods.
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

Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest rate contracts
Swaps	$267,035	$334,351	$21,873,538	$17,724,147
Futures and forwards	—	—	2,383,702	4,142,514
Written options	—	—	1,584,451	1,573,483
Purchased options	—	—	1,428,376	1,418,255
Total interest rate contracts	$267,035	$334,351	$27,270,067	$24,858,399
Foreign exchange contracts
Swaps	$47,298	$65,709	$6,288,193	$6,567,304
Futures, forwards and spot	50,926	37,080	4,316,242	3,945,391
Written options	—	47	664,942	907,338
Purchased options	—	53	651,958	900,626
Total foreign exchange contracts	$98,224	$102,889	$11,921,335	$12,320,659
Equity contracts
Swaps	$—	$—	$269,062	$274,098
Futures and forwards	—	—	71,363	67,025
Written options	—	—	492,433	441,003
Purchased options	—	—	398,129	328,202
Total equity contracts	$—	$—	$1,230,987	$1,110,328
Commodity and other contracts
Swaps	$—	$—	$91,962	$80,127
Futures and forwards	2,096	924	157,195	143,175
Written options	—	—	51,224	71,376
Purchased options	—	—	47,868	67,849
Total commodity and other contracts	$2,096	$924	$348,249	$362,527
Credit derivatives(1)
Protection sold	$—	$—	$572,486	$543,607
Protection purchased	—	—	645,996	612,770
Total credit derivatives	$—	$—	$1,218,482	$1,156,377
Total derivative notionals	$367,355	$438,164	$41,989,120	$39,808,290

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of December 31, 2021 and 2020. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rules adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $340 billion and $280 billion as of December 31, 2021 and 2020, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at December 31, 2021	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,167	$6
Cleared	122	89
Interest rate contracts	$1,289	$95
Over-the-counter	$1,338	$1,472
Cleared	6	—
Foreign exchange contracts	$1,344	$1,472
Total derivatives instruments designated as ASC 815 hedges	$2,633	$1,567
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$152,524	$138,114
Cleared	11,579	11,821
Exchange traded	96	44
Interest rate contracts	$164,199	$149,979
Over-the-counter	$133,357	$133,548
Cleared	848	278
Foreign exchange contracts	$134,205	$133,826
Over-the-counter	$23,452	$28,352
Cleared	19	—
Exchange traded	21,781	21,332
Equity contracts	$45,252	$49,684
Over-the-counter	$29,279	$29,833
Exchange traded	1,065	1,546
Commodity and other contracts	$30,344	$31,379
Over-the-counter	$6,896	$6,959
Cleared	3,322	4,056
Credit derivatives	$10,218	$11,015
Total derivatives instruments not designated as ASC 815 hedges	$384,218	$375,883
Total derivatives	$386,851	$377,450
Less: Netting agreements(3)	$(292,628)	$(292,628)
Less: Netting cash collateral received/paid(4)	(24,447)	(29,306)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$69,776	$55,516
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(907)	$(538)
Less: Non-cash collateral received/paid	(5,777)	(13,607)
Total net receivables/payables(5)	$63,092	$41,371

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $259 billion, $14 billion and $20 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $10 billion of derivative asset and $11 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2020	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$1,781	$161
Cleared	74	319
Interest rate contracts	$1,855	$480
Over-the-counter	$2,037	$2,042
Foreign exchange contracts	$2,037	$2,042
Total derivatives instruments designated as ASC 815 hedges	$3,892	$2,522
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$228,519	$209,330
Cleared	11,041	12,563
Exchange traded	46	38
Interest rate contracts	$239,606	$221,931
Over-the-counter	$153,791	$152,784
Cleared	842	1,239
Exchange traded	—	1
Foreign exchange contracts	$154,633	$154,024
Over-the-counter	$29,244	$41,036
Cleared	1	18
Exchange traded	21,274	22,515
Equity contracts	$50,519	$63,569
Over-the-counter	$13,659	$17,076
Exchange traded	879	1,017
Commodity and other contracts	$14,538	$18,093
Over-the-counter	$7,826	$7,951
Cleared	1,963	2,178
Credit derivatives	$9,789	$10,129
Total derivatives instruments not designated as ASC 815 hedges	$469,085	$467,746
Total derivatives	$472,977	$470,268
Less: Netting agreements(3)	$(364,879)	$(364,879)
Less: Netting cash collateral received/paid(4)	(31,137)	(37,432)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$76,961	$67,957
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,567)	$(473)
Less: Non-cash collateral received/paid	(7,408)	(13,087)
Total net receivables/payables(5)	$67,986	$54,397

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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $336 billion, $9 billion and $20 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $6 billion of derivative asset and $8 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

For the years ended December 31, 2021, 2020 and 2019, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 to the Consolidated Financial Statements for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Year ended December 31,
In millions of dollars	2021	2020	2019
Interest rate contracts	$(70)	$63	$57
Foreign exchange	(102)	(57)	(29)
Total	$(172)	$6	$28

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Year ended December 31,
	2021		2020		2019
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(5,425)	$—	$4,189	$—	$2,273
Foreign exchange hedges	(627)	—	1,442	—	337	—
Commodity hedges	(3,983)	—	(164)	—	(33)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$(4,610)	$(5,425)	$1,278	$4,189	$304	$2,273
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$5,043	$—	$(4,537)	$—	$(2,085)
Foreign exchange hedges	628	—	(1,442)	—	(337)	—
Commodity hedges	3,973	—	164	—	33	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$4,601	$5,043	$(1,278)	$(4,537)	$(304)	$(2,085)
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(9)	$—	$(23)	$—	$3
Foreign exchange hedges(2)	79	—	(73)	—	(109)	—
Commodity hedges	5	—	131	—	41	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$84	$(9)	$58	$(23)	$(68)	$3

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest revenue/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table.
(2)Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $2 million and $(23) million for the years ended December 31, 2021 and 2020, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative hedge basis adjustment becomes part of the carrying value of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at December 31, 2021 and 2020, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities, that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of December 31, 2021
Debt securities AFS(1)(3)	$62,733	$149	$212
Long-term debt	149,305	623	3,936
As of December 31, 2020
Debt securities AFS(2)(3)	$81,082	$28	$342
Long-term debt	169,026	5,554	4,989

(1)    These amounts include a cumulative basis adjustment of $24 million for active hedges and $(92) million for de-designated hedges as of December 31, 2021, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $6 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $25 billion as of December 31, 2021) in a last-of-layer hedging relationship.
(2)    These amounts include a cumulative basis adjustment of $(18) million for active hedges and $62 million for de-designated hedges as of December 31, 2020, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $3 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $19 billion as of December 31, 2020) in a last-of-layer hedging relationship.
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

In millions of dollars	2021		2020		2019
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(847)		$2,670			$746
Foreign exchange contracts	(51)		(15)			(17)
Total gain (loss) recognized in AOCI	$(898)		$2,655			$729
	Other revenue	Net interest income	Other revenue	Net interest income	Other revenue	Net interest income
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$1,075	$—	$734	$—	$(384)
Foreign exchange contracts	(4)	—	(4)	—	(7)	—
Total gain (loss) reclassified from AOCI into earnings	$(4)	$1,075	$(4)	$734	$(7)	$(384)
Net pretax change in cash flow hedges included within AOCI		$(1,969)		$1,925		$1,120

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest revenue/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of December 31, 2021 is approximately $614 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
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
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, was $855 million, $(600) million and $(569) million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Citi monitors its counterparty credit risk in credit derivative contracts. As of December 31, 2021 and 2020, approximately 99% and 97%, respectively, of the gross receivables are from counterparties with which Citi maintains master netting agreements, collateral agreements or settles daily. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are central clearing houses, banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
The range of credit derivatives entered into includes credit default swaps, total return swaps, credit options and credit-linked notes.
A credit default swap is a contract in which, for a fee, a protection seller agrees to reimburse a protection buyer for any losses that occur due to a predefined credit event on a reference entity. These credit events are defined by the terms of the derivative contract and the reference entity and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference entity and, in a more limited range of transactions, debt restructuring. Credit derivative transactions that reference emerging market entities also typically include additional credit events to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions, protection may be provided on a portfolio of reference entities or asset-backed securities. If there is no credit event, as defined by the specific derivative contract, then the protection seller makes no payments to the protection buyer and receives only the contractually specified fee. However, if a credit event occurs as defined in the specific derivative contract sold, the protection seller will be required to make a payment to the protection buyer. Under certain contracts, the seller of protection may not be required to make a payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.
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
A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note effectively provides credit protection to the issuer by agreeing to receive a return that could be negatively affected by credit events on the underlying reference entity. If the reference entity defaults, the note may be cash settled or physically settled by delivery of a debt security of the reference entity. Thus, the maximum amount of the note purchaser’s exposure is the amount paid for the credit-linked note.

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at December 31, 2021	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,375	$3,031	$108,415	$103,756
Broker-dealers	1,962	1,139	44,364	40,068
Non-financial	113	306	2,785	2,728
Insurance and other financial institutions	5,768	6,539	490,432	425,934
Total by industry of counterparty	$10,218	$11,015	$645,996	$572,486
By instrument
Credit default swaps and options	$9,923	$10,234	$628,136	$565,131
Total return swaps and other	295	781	17,860	7,355
Total by instrument	$10,218	$11,015	$645,996	$572,486
By rating of reference entity
Investment grade	$4,149	$4,258	$511,652	$448,944
Non-investment grade	6,069	6,757	134,344	123,542
Total by rating of reference entity	$10,218	$11,015	$645,996	$572,486
By maturity
Within 1 year	$878	$1,462	$133,866	$115,603
From 1 to 5 years	6,674	6,638	454,617	413,174
After 5 years	2,666	2,915	57,513	43,709
Total by maturity	$10,218	$11,015	$645,996	$572,486

(1)The fair value amount receivable is composed of $3,705 million under protection purchased and $6,513 million under protection sold.
(2)The fair value amount payable is composed of $7,354 million under protection purchased and $3,661 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2020	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,902	$3,187	$117,685	$120,739
Broker-dealers	1,770	1,215	46,928	44,692
Non-financial	109	90	5,740	2,217
Insurance and other financial institutions	5,008	5,637	442,417	375,959
Total by industry of counterparty	$9,789	$10,129	$612,770	$543,607
By instrument
Credit default swaps and options	$9,254	$9,254	$599,633	$538,426
Total return swaps and other	535	875	13,137	5,181
Total by instrument	$9,789	$10,129	$612,770	$543,607
By rating of reference entity
Investment grade	$4,136	$4,037	$478,643	$418,147
Non-investment grade	5,653	6,092	134,127	125,460
Total by rating of reference entity	$9,789	$10,129	$612,770	$543,607
By maturity
Within 1 year	$914	$1,355	$134,080	$125,464
From 1 to 5 years	6,022	5,991	421,682	374,376
After 5 years	2,853	2,783	57,008	43,767
Total by maturity	$9,789	$10,129	$612,770	$543,607

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
Citigroup evaluates the payment/performance risk of the credit derivatives for which it stands as a protection seller based on the credit rating assigned to the underlying reference credit. Credit derivatives written on an underlying non-investment-grade reference entity represent greater payment risk to the Company. The non-investment-grade category in the table above also includes credit derivatives where the underlying reference entity has been downgraded subsequent to the inception of the derivative.
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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2021 and 2020 was $19 billion and $25 billion, respectively. The Company posted $16 billion and $22 billion as collateral for this exposure in the normal course of business as of December 31, 2021 and 2020, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of December 31, 2021, the Company could be required to post an additional $1.3 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1.4 billion.

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
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $2.9 billion and $2.0 billion as of December 31, 2021 and 2020, respectively.
At December 31, 2021, the fair value of these previously derecognized assets was $2.9 billion. The fair value of the total return swaps as of December 31, 2021 was $13 million recorded as gross derivative assets and $58 million recorded as gross derivative liabilities. At December 31, 2020, the fair value of these previously derecognized assets was $2.2 billion, and the fair value of the total return swaps was $135 million recorded as gross derivative assets and $7 million recorded as gross derivative liabilities.
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
In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2021, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $414.5 billion and $370.1 billion at December 31, 2021 and 2020, respectively. The German, United Kingdom and Japanese governments and their agencies, which are rated investment grade by both Moody’s and S&P, were the next largest exposures. The Company’s exposure to Germany amounted to $48.9 billion and $51.8 billion at December 31, 2021 and 2020, respectively. The Company’s exposure to the United Kingdom amounted to $31.1 billion and $26.0 billion at December 31, 2021 and 2020, respectively. The Company’s exposure to Japan amounted to $30.1 billion and $35.5 billion at December 31, 2021 and 2020, respectively. The foreign government exposures are composed of investment securities, loans and trading assets.
The Company’s exposure to states and municipalities amounted to $22.0 billion and $26.1 billion at December 31, 2021 and 2020, respectively, and was composed of trading assets, investment securities, derivatives and lending activities.

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
Under ASC 820-10, the probability of counterparty default is factored into the valuation of derivative and other positions, and the impact of Citigroup’s own credit risk is also factored into the valuation of derivatives and other liabilities that are measured at fair value.

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
The fair value hierarchy classification approach typically utilizes rules-based and data driven selection criteria to determine whether an instrument is classified as Level 1, Level 2, or Level 3:

•The determination of whether an instrument is quoted in an active market and therefore considered a Level 1 instrument is based upon the frequency of observed transactions and the quality of independent market data available on the measurement date.
•A Level 2 classification is assigned where there is observability of prices / market inputs to models, or where any unobservable inputs are not significant to the valuation. The determination of whether an input is considered observable is based on the availability of independent market data and its corroboration, for example through observed transactions in the market.
•Otherwise, an instrument is classified as Level 3.

Determination of Fair Value
For assets and liabilities carried at fair value, the Company measures fair value using the procedures set out below, irrespective of whether the assets and liabilities are measured at fair value as a result of an election, a non-recurring lower-of-cost-or-market (LOCOM) adjustment, or because they are required to be measured at fair value.
When available, the Company uses quoted market prices from active markets to determine fair value and classifies such items as Level 1. In some specific cases where a market price is available, the Company will apply practical expedients (such as matrix pricing) to calculate fair value, in which case the items may be classified as Level 2.
The Company may also apply a price-based methodology that utilizes, where available, quoted prices or other market information obtained from recent trading activity in positions with the same or similar characteristics to the position being valued. If relevant and observable prices are available, those valuations may be classified as Level 2. However, when there are one or more significant unobservable “price” inputs, those valuations will be classified as Level 3. Furthermore, when a quoted price is considered stale, a significant adjustment to the price of a similar security may be necessary to reflect differences in the terms of the actual security or loan being valued, or alternatively, when prices from independent sources may be insufficient to corroborate a valuation, the “price” inputs are considered unobservable and the fair value measurements are classified as Level 3.
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
Fair value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors or brokers. Vendors’ and brokers’ valuations may be based on a variety of inputs ranging from observed prices to proprietary valuation models, and the Company assesses the quality and relevance of this information in determining the estimate of fair value. The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value. Where appropriate, the description includes details of the valuation models, the key inputs to those models and any significant assumptions.

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
The FVA represents a market funding risk premium inherent in the uncollateralized portion of a derivative portfolio and in certain collateralized derivative portfolios that do not include standard credit support annexes (CSAs), such as where the CSA does not permit the reuse of collateral received. Citi’s FVA methodology leverages the existing CVA methodology to estimate a funding exposure profile. The calculation of this exposure profile considers collateral agreements in which the terms do not permit the Company to reuse the collateral received, including where counterparties post collateral to third-party custodians. Citi’s CVA and FVA methodologies consist of two steps:

•First, the exposure profile for each counterparty is determined using the terms of all individual derivative positions and a Monte Carlo simulation or other quantitative analysis to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants and sources of funding, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated as a netting set for this purpose, since it is those aggregate net cash flows that are subject to nonperformance risk. This process identifies specific, point-in-time future cash flows that are subject to nonperformance and term funding risk, rather than using the current recognized net asset or liability as a basis to measure the CVA and FVA.
•Second, for CVA, market-based views of default probabilities derived from observed credit spreads in the credit default swap (CDS) market are applied to the expected future cash flows determined in step one. Citi’s own credit CVA is determined using Citi-specific CDS spreads for the relevant tenor. Generally, counterparty CVA is determined using CDS spread indices for each credit rating and tenor. For certain identified netting sets where individual analysis is practicable (e.g., exposures to counterparties with liquid CDSs), counterparty-specific CDS spreads are used. For FVA, a term structure of spreads is applied to the expected funding exposures (e.g., the market liquidity spread used to represent the term funding premium associated with certain OTC derivatives).

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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments at December 31, 2021 and 2020:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	December 31, 2021	December 31, 2020
Counterparty CVA	$(705)	$(800)
Asset FVA	(433)	(525)
Citigroup (own credit) CVA	379	403
Liability FVA	110	67
Total CVA and FVA —derivative instruments	$(649)	$(855)

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the years indicated:

	Credit/funding/debt valuation adjustments gain (loss)
In millions of dollars	2021	2020	2019
Counterparty CVA	$79	$(101)	$149
Asset FVA	96	(95)	13
Own credit CVA	(33)	133	(131)
Liability FVA	(22)	(6)	(63)
Total CVA and FVA —derivative instruments	$120	$(69)	$(32)
DVA related to own FVO liabilities(1)	$296	$(616)	$(1,473)
Total CVA, FVA and FVO DVA	$416	$(685)	$(1,505)

(1)    See Notes 1, 17 and 19 to the Consolidated Financial Statements.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
No quoted prices exist for these instruments, since fair value is determined using a discounted cash flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivative or other features. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Generally, when such instruments are recorded at fair value, they are classified within Level 2 of the fair value hierarchy, as the inputs used in the valuation are readily observable. However, certain long-dated positions are classified within Level 3 of the fair value hierarchy.

Trading Account Assets and Liabilities—Trading Securities and Trading Loans
When available, the Company uses quoted market prices in active markets to determine the fair value of trading securities; such items are classified as Level 1 of the fair value hierarchy. Examples include government securities and exchange-traded equity securities.
For bonds and secondary market loans traded over the counter, the Company generally determines fair value utilizing various valuation techniques, including discounted cash flows, price-based and internal models. Fair value estimates from these internal valuation techniques are verified, where possible, to prices obtained from independent sources, including third-party vendors. A price-based methodology utilizes, where available, quoted prices or other market information obtained from recent trading activity of assets with similar characteristics to the bond or loan being valued. The yields used in discounted cash flow models are derived from the same price information. Trading securities and loans priced using such methods are generally classified as Level 2. However, when the primary inputs to the valuation are unobservable, or prices from independent sources are insufficient to corroborate valuation, a loan or security is generally classified as Level 3. Fair value estimates from these internal valuation techniques are verified, where possible, to prices obtained from independent sources, including third-party vendors.
When the Company’s principal exit market for a portfolio of loans is through securitization, the Company uses the securitization price as a key input into the fair value of the loan portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization within the current market environment. Where such a price verification is possible, loan portfolios are typically classified as Level 2 in the fair value hierarchy.
For most of the subprime mortgage backed security (MBS) exposures, fair value is determined utilizing observable transactions where available, or other valuation techniques such as discounted cash flow analysis utilizing valuation assumptions derived from similar, more observable securities as market proxies. The valuation of certain asset-backed security (ABS) CDO positions is inferred through the net asset value of the underlying assets of the ABS CDO.

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
Also included in investments are nonpublic investments in private equity and real estate entities. Determining the fair value of nonpublic securities involves a significant degree of management’s judgment, as no quoted prices exist and such securities are not generally traded. In addition, there may be transfer restrictions on private equity securities. The Company’s process for determining the fair value of such securities utilizes commonly accepted valuation techniques, including guideline public company analysis and comparable transactions. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. Private equity securities are generally classified as Level 3 of the fair value hierarchy.

In addition, the Company holds investments in certain alternative investment funds that calculate NAV per share, including hedge funds, private equity funds and real estate funds. Investments in funds are generally classified as non-marketable equity securities carried at fair value. The fair values of these investments are estimated using the NAV per share of the Company’s ownership interest in the funds where it is not probable that the investment will be realized at a price other than the NAV. Consistent with the provisions of ASU 2015-07, these investments are categorized within the fair value hierarchy and are not included in the tables below. See Note 13 to the Consolidated Financial Statements for additional information.

Short-Term Borrowings and Long-Term Debt
Where fair value accounting has been elected, the fair value of non-structured liabilities is determined by utilizing internal models using the appropriate discount rate for the applicable maturity. Such instruments are classified as Level 2 of the fair value hierarchy when all significant inputs are readily observable.
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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at December 31, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$342,030	$231	$342,261	$(125,795)	$216,466
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	34,534	496	35,030	—	35,030
Residential	1	643	104	748	—	748
Commercial	—	778	81	859	—	859
Total trading mortgage-backed securities	$1	$35,955	$681	$36,637	$—	$36,637
U.S. Treasury and federal agency securities	$44,900	$3,230	$4	$48,134	$—	$48,134
State and municipal	—	1,995	37	2,032	—	2,032
Foreign government	39,176	31,485	23	70,684	—	70,684
Corporate	1,544	16,156	412	18,112	—	18,112
Equity securities	53,833	10,047	174	64,054	—	64,054
Asset-backed securities	—	981	613	1,594	—	1,594
Other trading assets(2)	—	20,346	576	20,922	—	20,922
Total trading non-derivative assets	$139,454	$120,195	$2,520	$262,169	$—	$262,169
Trading derivatives
Interest rate contracts	$90	$161,500	$3,898	$165,488
Foreign exchange contracts	—	134,912	637	135,549
Equity contracts	41	43,904	1,307	45,252
Commodity contracts	—	28,547	1,797	30,344
Credit derivatives	—	9,299	919	10,218
Total trading derivatives—before netting and collateral	$131	$378,162	$8,558	$386,851
Netting agreements					$(292,628)
Netting of cash collateral received (3)					(24,447)
Total trading derivatives—after netting and collateral	$131	$378,162	$8,558	$386,851	$(317,075)	$69,776
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$33,165	$51	$33,216	$—	$33,216
Residential	—	286	94	380	—	380
Commercial	—	25	—	25	—	25
Total investment mortgage-backed securities	$—	$33,476	$145	$33,621	$—	$33,621
U.S. Treasury and federal agency securities	$122,271	$168	$1	$122,440	$—	$122,440
State and municipal	—	1,849	772	2,621	—	2,621
Foreign government	56,842	61,112	786	118,740	—	118,740
Corporate	2,861	2,871	188	5,920	—	5,920
Marketable equity securities	350	177	16	543	—	543
Asset-backed securities	—	300	3	303	—	303
Other debt securities	—	4,877	—	4,877	—	4,877
Non-marketable equity securities(4)	—	28	316	344	—	344
Total investments	$182,324	$104,858	$2,227	$289,409	$—	$289,409

Table continues on the next page.

In millions of dollars at December 31, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$5,371	$711	$6,082	$—	$6,082
Mortgage servicing rights	—	—	404	404	—	404
Non-trading derivatives and other financial assets measured on a recurring basis	$4,075	$8,194	$73	$12,342	$—	$12,342
Total assets	$325,984	$958,810	$14,724	$1,299,518	$(442,870)	$856,648
Total as a percentage of gross assets(5)	25.1%	73.8%	1.1%
Liabilities
Interest-bearing deposits	$—	$1,483	$183	$1,666	$—	$1,666
Securities loaned and sold under agreements to repurchase	—	174,318	643	174,961	(118,267)	56,694
Trading account liabilities
Securities sold, not yet purchased	82,675	23,268	65	106,008	—	106,008
Other trading liabilities	—	5	—	5	—	5
Total trading liabilities	$82,675	$23,273	$65	$106,013	$—	$106,013
Trading derivatives
Interest rate contracts	$56	$147,846	$2,172	$150,074
Foreign exchange contracts	—	134,572	726	135,298
Equity contracts	60	46,177	3,447	49,684
Commodity contracts	—	30,004	1,375	31,379
Credit derivatives	—	10,065	950	11,015
Total trading derivatives—before netting and collateral	$116	$368,664	$8,670	$377,450
Netting agreements					$(292,628)
Netting of cash collateral paid (3)					(29,306)
Total trading derivatives—after netting and collateral	$116	$368,664	$8,670	$377,450	$(321,934)	$55,516
Short-term borrowings	$—	$7,253	$105	$7,358	$—	$7,358
Long-term debt	—	57,100	25,509	82,609	—	82,609
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$3,574	$—	$1	$3,575	$—	$3,575
Total liabilities	$86,365	$632,091	$35,176	$753,632	$(440,201)	$313,431
Total as a percentage of gross liabilities(5)	11.5%	83.9%	4.7%

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
(3)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
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

Fair Value Levels

In millions of dollars at December 31, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$335,073	$320	$335,393	$(150,189)	$185,204
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	42,903	27	42,930	—	42,930
Residential	—	391	340	731	—	731
Commercial	—	893	136	1,029	—	1,029
Total trading mortgage-backed securities	$—	$44,187	$503	$44,690	$—	$44,690
U.S. Treasury and federal agency securities	$64,529	$2,269	$—	$66,798	$—	$66,798
State and municipal	—	1,224	94	1,318	—	1,318
Foreign government	68,195	15,143	51	83,389	—	83,389
Corporate	1,607	18,840	375	20,822	—	20,822
Equity securities	54,117	12,289	73	66,479	—	66,479
Asset-backed securities	—	776	1,606	2,382	—	2,382
Other trading assets(2)	—	11,295	945	12,240	—	12,240
Total trading non-derivative assets	$188,448	$106,023	$3,647	$298,118	$—	$298,118
Trading derivatives
Interest rate contracts	$42	$238,026	$3,393	$241,461
Foreign exchange contracts	2	155,994	674	156,670
Equity contracts	66	48,362	2,091	50,519
Commodity contracts	—	13,546	992	14,538
Credit derivatives	—	8,634	1,155	9,789
Total trading derivatives—before netting and collateral	$110	$464,562	$8,305	$472,977
Netting agreements					$(364,879)
Netting of cash collateral received(3)					(31,137)
Total trading derivatives—after netting and collateral	$110	$464,562	$8,305	$472,977	$(396,016)	$76,961
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$43,888	$30	$43,918	$—	$43,918
Residential	—	571	—	571	—	571
Commercial	—	50	—	50	—	50
Total investment mortgage-backed securities	$—	$44,509	$30	$44,539	$—	$44,539
U.S. Treasury and federal agency securities	$146,032	$172	$—	$146,204	$—	$146,204
State and municipal	—	2,885	834	3,719	—	3,719
Foreign government	77,056	47,644	268	124,968	—	124,968
Corporate	6,326	4,114	60	10,500	—	10,500
Marketable equity securities	287	228	—	515	—	515
Asset-backed securities	—	277	1	278	—	278
Other debt securities	—	4,876	—	4,876	—	4,876
Non-marketable equity securities(4)	—	50	349	399	—	399
Total investments	$229,701	$104,755	$1,542	$335,998	$—	$335,998

Table continues on the next page.

In millions of dollars at December 31, 2020	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$4,869	$1,985	$6,854	$—	$6,854
Mortgage servicing rights	—	—	336	336	—	336
Non-trading derivatives and other financial assets measured on a recurring basis	$6,230	$8,383	$—	$14,613	$—	$14,613
Total assets	$424,489	$1,023,665	$16,135	$1,464,289	$(546,205)	$918,084
Total as a percentage of gross assets(5)	29.0%	69.9%	1.1%
Liabilities
Interest-bearing deposits	$—	$1,752	$206	$1,958	$—	$1,958
Securities loaned and sold under agreements to repurchase	—	156,644	631	157,275	(97,069)	60,206
Trading account liabilities
Securities sold, not yet purchased	85,353	14,477	214	100,044	—	100,044
Other trading liabilities	—	—	26	26	—	26
Total trading account liabilities	$85,353	$14,477	$240	$100,070	$—	$100,070
Trading derivatives
Interest rate contracts	$25	$220,607	$1,779	$222,411
Foreign exchange contracts	3	155,441	622	156,066
Equity contracts	53	58,212	5,304	63,569
Commodity contracts	—	17,393	700	18,093
Credit derivatives	—	9,022	1,107	10,129
Total trading derivatives—before netting and collateral	$81	$460,675	$9,512	$470,268
Netting agreements					$(364,879)
Netting of cash collateral paid (3)					(37,432)
Total trading derivatives—after netting and collateral	$81	$460,675	$9,512	$470,268	$(402,311)	$67,957
Short-term borrowings	$—	$4,464	$219	$4,683	$—	$4,683
Long-term debt	—	41,853	25,210	67,063	—	67,063
Non-trading derivatives and other financial liabilities measured on a recurring basis	$6,762	$72	$1	$6,835	$—	$6,835
Total liabilities	$92,196	$679,937	$36,019	$808,152	$(499,380)	$308,772
Total as a percentage of gross liabilities(5)	11.4%	84.1%	4.5%

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
(3)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2021 and 2020. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2021
Assets
Securities borrowed and purchased under agreements to resell	$320	$(36)	$—	$45	$(49)	$362	$—	$—	$(411)	$231	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	27	8	—	355	(131)	447	—	(210)	—	496	11
Residential	340	25	—	89	(96)	282	—	(536)	—	104	13
Commercial	136	23	—	96	(58)	62	—	(178)	—	81	—
Total trading mortgage-backed securities	$503	$56	$—	$540	$(285)	$791	$—	$(924)	$—	$681	$24
U.S. Treasury and federal agency securities	$—	$—	$—	$4	$—	$—	$—	$—	$—	$4	$—
State and municipal	94	(4)	—	20	(29)	17	—	(61)	—	37	(6)
Foreign government	51	29	—	143	(129)	83	—	(154)	—	23	(2)
Corporate	375	74	—	461	(384)	867	—	(981)	—	412	(38)
Equity securities	73	67	—	156	(52)	118	—	(188)	—	174	23
Asset-backed securities	1,606	371	—	173	(297)	1,313	—	(2,553)	—	613	(43)
Other trading assets	945	97	—	158	(457)	980	4	(1,147)	(4)	576	(37)
Total trading non-derivative assets	$3,647	$690	$—	$1,655	$(1,633)	$4,169	$4	$(6,008)	$(4)	$2,520	$(79)
Trading derivatives, net(4)
Interest rate contracts	$1,614	$(376)	$—	$102	$562	$27	$(84)	$—	$(119)	$1,726	$4
Foreign exchange contracts	52	(8)	—	(57)	104	220	—	(326)	(74)	(89)	7
Equity contracts	(3,213)	964	—	(1,101)	1,923	364	—	(364)	(713)	(2,140)	(729)
Commodity contracts	292	474	—	174	(454)	162	—	(238)	12	422	261
Credit derivatives	48	(136)	—	(96)	40	—	—	—	113	(31)	(130)
Total trading derivatives, net(4)	$(1,207)	$918	$—	$(978)	$2,175	$773	$(84)	$(928)	$(781)	$(112)	$(587)

Table continues on the next page.

		Net realized/unrealized gains (losses) included in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2020	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2021
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$30	$—	$2	$42	$(10)	$3	$—	$(16)	$—	$51	$2
Residential	—	—	—	54	(12)	52	—	—	—	94	(1)
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$30	$—	$2	$96	$(22)	$55	$—	$(16)	$—	$145	$1
U.S. Treasury and federal agency securities	$—	$—	$—	$1	$—	$—	$—	$—	$—	$1	$—
State and municipal	834	—	(21)	58	(108)	49	—	(40)	—	772	(12)
Foreign government	268	—	(49)	512	(565)	871	—	(251)	—	786	(2)
Corporate	60	—	(14)	183	(44)	37	—	(34)	—	188	2
Marketable equity securities	—	—	—	16	—	—	—	—	—	16	—
Asset-backed securities	1	—	(21)	36	—	—	—	(13)	—	3	(2)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	349	—	(27)	2	—	—	—	(8)	—	316	(6)
Total investments	$1,542	$—	$(130)	$904	$(739)	$1,012	$—	$(362)	$—	$2,227	$(19)
Loans	$1,985	$—	$90	$311	$(2,071)	$—	$529	$—	$(133)	$711	$(77)
Mortgage servicing rights	336	—	43	—	—	—	92	—	(67)	404	52
Other financial assets measured on a recurring basis	—	—	6	65	(27)	58	—	(26)	(3)	73	—
Liabilities
Interest-bearing deposits	$206	$—	$(18)	$—	$(44)	$—	$38	$—	$(35)	$183	$(19)
Securities loaned and sold under agreements to repurchase	631	(9)	—	183	(483)	488	—	—	(185)	643	32
Trading account liabilities
Securities sold, not yet purchased	214	48	—	87	(34)	59	—	—	(213)	65	(4)
Other trading liabilities	26	26	—	—	—	—	—	—	—	—	—
Short-term borrowings	219	43	—	137	(57)	—	49	—	(200)	105	(2)
Long-term debt	25,210	2,774	—	8,611	(9,771)	—	10,262	—	(6,029)	25,509	1,756
Other financial liabilities measured on a recurring basis	1	—	(3)	—	(4)	—	14	—	(13)	1	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2021.
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
Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2020 to December 31, 2021:

•During the 12 months ended December 31, 2021, transfers of Loans of $2.1 billion from Level 3 to Level 2 were primarily driven by equity forward and volatility inputs that have been assessed as not significant to the overall valuation of certain hybrid loan instruments, including equity options and long dated equity call spreads.
•During the 12 months ended December 31, 2021, transfers of Equity contracts of $1.1 billion from Level 2 to Level 3 were due to equity forward and volatility inputs becoming an unobservable and/or significant input relative to the overall valuation of equity options and equity swaps. In other instances, market changes have resulted in observable equity forward and volatility inputs becoming an insignificant input to the overall valuation of the instrument (e.g., when an option becomes deep-in or deep-out of the money). This has resulted in $1.9 billion of certain Equity contracts being transferred from Level 3 to Level 2.
•During the 12 months ended December 31, 2021, transfers of Long-term debt were $8.6 billion from Level 2 to Level 3. Of the $8.6 billion transfer in, approximately $7.2 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $1.0 billion related to equity volatility inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has resulted in $9.8 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the 12 months ended December 31, 2021.

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

As of December 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$231	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.26%	0.72%	0.50%
Mortgage-backed securities	$279	Price-based	Price	$4	$118	$79
	526	Yield analysis	Yield	1.43%	23.79%	7.25%
State and municipal, foreign government, corporate and other debt securities	$2,264	Price-based	Price	$—	$995	$193
	415	Model-based	Equity volatility	0.08%	290.64%	53.94%
Marketable equity securities(5)	$128	Price-based	Price	$—	$73,000	$6,477
	43	Model-based	WAL	1.73 years	1.73 years	1.73 years
			Recovery (in millions)	$7,148	$7,148	$7,148
Asset-backed securities	$386	Price-based	Price	$5	$754	$87
	208	Yield analysis	Yield	2.43%	19.35%	8.18%
Non-marketable equities	$121	Price-based	Illiquidity discount	10.00%	36.00%	26.43%
	112	Comparables analysis	PE ratio	11.00x	29.00x	15.42x
	83	Model-based	Price	$3	$2,601	$2,029
			Adjustment factor	0.33x	0.44x	0.34x
			Revenue multiple	19.80x	30.00x	20.48x
			Cost of capital	17.50%	20.00%	17.57%
Derivatives—gross(6)
Interest rate contracts (gross)	$6,054	Model-based	IR normal volatility	0.24%	0.94%	0.70%
Foreign exchange contracts (gross)	$1,364	Model-based	IR Normal volatility	0.24%	0.74%	0.58%
			FX volatility	2.13%	107.42%	11.21%
			Credit spread	140 bps	696 bps	639 bps
Equity contracts (gross)(7)	$4,690	Model-based	Equity volatility	0.08%	290.64%	47.67%
			Equity forward	57.99%	165.83%	89.45%
			Equity-FX Correlation	(95.00)%	80.00%	(16.00)%
			Equity-Equity Correlation	(6.49)%	99.00%	85.61%
Commodity and other contracts (gross)	$3,172	Model-based	Forward price	8.00%	599.44%	123.22%
			Commodity volatility	10.87%	188.30%	26.85%
			Commodity correlation	(50.52)%	89.83%	(7.11)%
Credit derivatives (gross)	$1,480	Model-based	Credit spread	1.00 bps	874.72 bps	68.83 bps
	427	Price-based	Recovery rate	20.00%	75.00%	44.72%
			Upfront points	2.74%	99.96%	59.37%
			Price	$40	$103	$80
			Credit correlation	30.00%	80.00%	54.57%
Non-trading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$69	Price-based	Price	$94	$2,598	$591
Loans and leases	$691	Model-based	Equity volatility	22.48%	85.44%	50.56%

As of December 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Forward price	26.95%	333.08%	106.97%
			Commodity volatility	10.87%	188.30%	26.85%
			Commodity correlation	(50.52)%	89.83%	(7.11)%
Mortgage servicing rights	$331	Cash flow	Yield	(1.20)%	12.10%	4.51%
	73	Model-based	WAL	2.75 years	5.86 years	5.14 years
Liabilities
Interest-bearing deposits	$183	Model-based	IR Normal volatility	0.34%	0.88%	0.68%
			Equity volatility	0.08%	290.64%	54.05%
			Equity forward	57.99%	165.83%	89.39%
Securities loaned and sold under agreements to repurchase	$643	Model-based	Interest rate	0.12%	1.95%	1.47%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$63	Price-based	Price	$—	$12,875	$1,707
Short-term borrowings and long-term debt	$25,514	Model-based	IR Normal volatility	0.07%	0.88%	0.60%
			Equity volatility	0.08%	290.64%	53.21%
			Equity-IR correlation	(3.53)%	60.00%	32.12%
			Equity-FX correlation	(95.00)%	80.00%	(15.98)%
			FX volatility	0.06%	41.76%	9.38%

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)

Securities borrowed and purchased under agreements to resell	$320	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.30%	0.35%	0.32%
Mortgage-backed securities	$344	Price-based	Price	$30	$111	$80
	168	Yield analysis	Yield	2.63%	21.80%	10.13%
State and municipal, foreign government, corporate and other debt securities	$1,566	Price-based	Price	$—	$2,265	$90
	852	Model-based	Credit spread	35 bps	375 bps	226 bps
Marketable equity securities(5)	$36	Model-based	Price	$—	$31,000	$5,132
	36	Price-based	WAL	1.48 years	1.48 years	1.48 years
			Recovery (in millions)	$5,733	$5,733	$5,733
Asset-backed securities	$863	Price-based	Price	$2	$157	$59
	744	Yield analysis	Yield	3.77%	21.77%	9.01%
Non-marketable equities	$205	Comparables analysis	Illiquidity discount	10.00%	45.00%	25.29%
			PE ratio	13.60x	28.00x	22.83x
	142	Price-based	Price	$136	$2,041	$1,647
			EBITDA multiples	3.30x	36.70x	15.10x
			Adjustment factor	0.20x	0.61x	0.25x
			Appraised value (in thousands)	$287	$39,745	$21,754
			Revenue multiple	2.70x	28.00x	8.92x
Derivatives—gross(6)
Interest rate contracts (gross)	$5,143	Model-based	Inflation volatility	0.27%	2.36%	0.78%
			IR normal volatility	0.11%	0.73%	0.52%
Foreign exchange contracts (gross)	$1,296	Model-based	FX volatility	1.70%	12.63%	5.41%

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Contingent event	100.00%	100.00%	100.00%
			Interest rate	0.84%	84.09%	17.55%
			IR normal volatility	0.11%	0.52%	0.46%
			IR-FX correlation	40.00%	60.00%	50.00%
			IR-IR correlation	(21.71)%	40.00%	38.09%
Equity contracts (gross)(7)	$7,330	Model-based	Equity volatility	5.00%	91.43%	42.74%
			Forward price	65.88%	105.20%	91.82%
Commodity and other contracts (gross)	$1,636	Model-based	Commodity correlation	(44.92)%	95.91%	70.60%
			Commodity volatility	0.16%	80.17%	23.72%
			Forward price	15.40%	262.00%	98.53%
Credit derivatives (gross)	$1,854	Model-based	Credit spread	3.50 bps	352.35 bps	99.89 bps
	408	Price-based	Recovery rate	20.00%	60.00%	41.60%
			Credit correlation	25.00%	80.00%	43.36%
			Upfront points	—%	107.20%	48.10%
Loans and leases	$1,804	Model-based	Equity volatility	24.65%	83.09%	58.23%
Mortgage servicing rights	$258	Cash flow	Yield	2.86%	16.00%	6.32%
	78	Model-based	WAL	2.66 years	5.40 years	4.46 years
Liabilities
Interest-bearing deposits	$206	Model-based	IR Normal volatility	0.11%	0.73%	0.54%
Securities loaned and sold under agreements to repurchase	$631	Model-based	Interest rate	0.08%	1.86%	0.71%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$178	Model-based	IR lognormal volatility	52.06%	128.87%	89.82%
	$62	Price-based	Price	$—	$866	$80
			Interest rate	10.03%	20.07%	13.70%
Short-term borrowings and long-term debt	$24,827	Model-based	IR normal volatility	0.11%	0.73%	0.51%
			Forward price	15.40%	262.00%	92.48%

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

Correlation
Correlation is a measure of the extent to which two or more variables change in relation to each other. A variety of correlation-related assumptions are required for a wide range of instruments, including equity and credit baskets, foreign exchange options, Credit Index Tranches and many other instruments. For almost all of these instruments, correlations are not directly observable in the market and must be calculated using alternative sources, including historical information. Estimating correlation can be especially difficult where it may vary over time, and calculating correlation information from market data requires significant assumptions regarding the informational efficiency of the market (e.g., swaption markets). Uncertainty therefore exists when an estimate of the appropriate level of correlation as an input into some fair value measurements is required.
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

Volatility
Volatility represents the speed and severity of market price changes and is a key factor in pricing options. Volatility generally depends on the tenor of the underlying instrument and the strike price or level defined in the contract. Volatilities for certain combinations of tenor and strike are not observable and need to be estimated using alternative methods, such as comparable instruments, historical analysis or other sources of market information. This leads to uncertainty around the final fair value measurement of instruments with unobservable volatilities.
The general relationship between changes in the value of an instrument (or a portfolio) to changes in volatility also depends on changes in interest rates and the level of the underlying index. Generally, long option positions (assets) benefit from increases in volatility, whereas short option positions (liabilities) will suffer losses. Some instruments are more sensitive to changes in volatility than others. For example, an at-the-money option would experience a greater percentage change in its fair value than a deep-in-the-money option. In addition, the fair value of an option with more than one underlying security (e.g., an option on a basket of equities) depends on the volatility of the individual underlying securities as well as their correlations.

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

Recovery
Recovery is the proportion of the total outstanding balance of a bond or loan that is expected to be collected in a liquidation scenario. For many credit securities (e.g., commercial mortgage backed securities), the expected recovery amount of a defaulted property is typically unknown until a liquidation of the property is imminent. The assumed recovery of a security may differ from its actual recovery that will be observable in the future. Generally, an increase in the recovery rate assumption increases the fair value of the security. An increase in loss severity, the inverse of the recovery rate, reduces the amount of principal available for distribution and, as a result, decreases the fair value of the security.

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2021
Loans HFS(1)	$2,298	$986	$1,312
Other real estate owned	11	—	11
Loans(2)	144	—	144
Non-marketable equity securities measured using the measurement alternative	655	104	551
Total assets at fair value on a nonrecurring basis	$3,108	$1,090	$2,018

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2020
Loans HFS(1)	$2,430	$207	$2,223
Other real estate owned	17	4	13
Loans(2)	703	—	703
Non-marketable equity securities measured using the measurement alternative	458	403	55
Total assets at fair value on a nonrecurring basis	$3,608	$614	$2,994

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

Where the fair value of the related collateral is based on an appraised value, the loan is generally classified as Level 3. In addition, for corporate loans, appraisals of the collateral are often based on sales of similar assets; however, because the prices of similar assets require significant adjustments to reflect the unique features of the underlying collateral, these fair value measurements are generally classified as Level 3.
The fair value of non-marketable equity securities under the measurement alternative is based on observed transaction prices for the identical or similar investment of the same issuer, or an internal valuation technique in the case of an impairment. Where there are insufficient market observations to conclude the inputs are observable, where significant adjustments are made to the observed transaction prices or when an internal valuation technique is used, the security is classified as Level 3. Fair value may differ from the observed transaction price due to a number of factors, including marketability adjustments and differences in rights and obligations when the observed transaction is not for the identical investment held by Citi.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements:

As of December 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,312	Price-based	Price	$89	$100	$99
Other real estate owned	$4	Price-based	Appraised value(4)	$14,000	$2,392,464	$1,660,120
	5	Recovery analysis
Loans(5)	$120	Recovery analysis	Appraised value(4)	$10,000	$3,900,000	$247,018
	24	Price-based	Price	$3	$75	$35
			Recovery rate	84.00%	100.00%	84.00%
Non-marketable equity securities measured using the measurement alternative	$551	Price-based	Price	$6	$1,339	$52

As of December 31, 2020	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$2,182	Price-based	Price	$78	$100	$97
Other real estate owned	$7	Price-based	Appraised value(4)	$3,110,711	$4,241,357	$3,586,975
	4	Recovery analysis	Price	51	51	51
Loans(5)	$96	Price-based	Price	$2	$49	$23
	429	Recovery analysis	Appraised value(4)	$95	$43,646,426	$1,698,938
Non-marketable equity securities measured using the measurement alternative	$36	Comparable analysis	Revenue multiple	1.70x	15.10x	10.88x
	18	Net asset approach	Illiquidity discount	20.00%	20.00%	20.00%
			Price	$—	$17	$6

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

Nonrecurring Fair Value Changes
The following tables present total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

Year ended December 31,
In millions of dollars	2021
Loans HFS	$(31)
Other real estate owned	—
Loans(1)	9
Non-marketable equity securities measured using the measurement alternative	468
Total nonrecurring fair value gains (losses)	$446

Year ended December 31,
In millions of dollars	2020
Loans HFS	$(93)
Other real estate owned	(1)
Loans(1)	109
Non-marketable equity securities measured using the measurement alternative	221
Total nonrecurring fair value gains (losses)	$236

(1)Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral less costs to sell, primarily real estate.

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

	December 31, 2021		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$221.9	$221.0	$111.8	$106.4	$2.8
Securities borrowed and purchased under agreements to resell	110.8	110.8	—	106.4	4.4
Loans(1)(2)	644.8	659.6	—	—	659.6
Other financial assets(2)(3)	351.9	351.9	242.1	19.9	89.9
Liabilities
Deposits	$1,315.6	$1,316.2	$—	$1,153.9	$162.3
Securities loaned and sold under agreements to repurchase	134.6	134.6	—	134.5	0.1
Long-term debt(4)	171.8	184.6	—	171.9	12.7
Other financial liabilities(5)	111.1	111.1	—	17.0	94.1

	December 31, 2020		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$110.3	$113.2	$23.3	$87.0	$2.9
Securities borrowed and purchased under agreements to resell	109.5	109.5	—	109.5	—
Loans(1)(2)	643.3	663.9	—	0.6	663.3
Other financial assets(2)(3)	383.2	383.2	291.5	18.1	73.6
Liabilities
Deposits	$1,278.7	$1,278.8	$—	$1,093.3	$185.5
Securities loaned and sold under agreements to repurchase	139.3	139.3	—	139.3	—
Long-term debt(4)	204.6	221.2	—	197.8	23.4
Other financial liabilities(5)	102.4	102.4	—	19.2	83.2

(1)The carrying value of loans is net of the Allowance for credit losses on loans of $16.5 billion for December 31, 2021 and $25.0 billion for December 31, 2020. In addition, the carrying values exclude $0.5 billion and $0.7 billion of lease finance receivables at December 31, 2021 and 2020, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2021 and 2020 were off-balance liabilities of $8.1 billion and $7.3 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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
The Company has elected fair value accounting for its mortgage servicing rights (MSRs). See Note 21 to the Consolidated Financial Statements for additional details on Citi’s MSRs.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses) for the years ended December 31,
In millions of dollars	2021	2020
Assets
Securities borrowed and purchased under agreements to resell	$(87)	$—
Trading account assets	59	(136)
Investments	—	—
Loans
Certain corporate loans	(171)	2,486
Certain consumer loans	—	1
Total loans	$(171)	$2,487
Other assets
MSRs	$43	$(204)
Certain mortgage loans HFS(1)	70	299
Total other assets	$113	$95
Total assets	$(86)	$2,446
Liabilities
Interest-bearing deposits	$(118)	$(154)
Securities loaned and sold under agreements to repurchase	66	(559)
Trading account liabilities	17	(1)
Short-term borrowings(2)	675	802
Long-term debt(2)	386	(2,700)
Total liabilities	$1,026	$(2,612)

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a gain of $296 million and a loss of $616 million for the years ended December 31, 2021 and 2020, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	December 31, 2021		December 31, 2020
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,530	$6,082	$8,063	$6,854
Aggregate unpaid principal balance in excess of (less than) fair value	(100)	226	(915)	(14)
Balance of non-accrual loans or loans more than 90 days past due	—	1	—	4
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $719 million and $1,068 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2021 and 2020, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2021 and 2020 due to instrument-specific credit risk totaled to a loss of $21 million and a loss of $16 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.3 billion and $0.5 billion at December 31, 2021 and 2020, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of December 31, 2021, there were approximately $15.2 billion and $10.5 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	December 31, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$3,035	$1,742
Aggregate fair value in excess of (less than) unpaid principal balance	70	91
Balance of non-accrual loans or loans more than 90 days past due	1	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the years ended December 31, 2021 and 2020 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	December 31, 2021	December 31, 2020
Interest rate linked	$38.9	$34.5
Foreign exchange linked	—	1.2
Equity linked	36.1	27.3
Commodity linked	3.9	1.4
Credit linked	3.7	2.6
Total	$82.6	$67.0

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (i.e., DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

Certain Non-Structured Liabilities
The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates. The Company has elected the fair value option where the interest rate risk of such liabilities may be economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The elections have been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet. The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (i.e., DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions.
Interest expense on non-structured liabilities is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	December 31, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$82,609	$67,063
Aggregate unpaid principal balance in excess of (less than) fair value	(2,459)	(5,130)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	December 31, 2021	December 31, 2020
Carrying amount reported on the Consolidated Balance Sheet	$7,358	$4,683
Aggregate unpaid principal balance in excess of (less than) fair value	(644)	68

26.  PLEDGED ASSETS, COLLATERAL, GUARANTEES AND COMMITMENTS

Pledged Assets
In connection with Citi’s financing and trading activities, Citi has pledged assets to collateralize its obligations under repurchase agreements, secured financing agreements, secured liabilities of consolidated VIEs and other borrowings. The approximate carrying values of the significant components of pledged assets recognized on Citi’s Consolidated Balance Sheet included the following:

In millions of dollars	December 31, 2021	December 31, 2020
Investment securities	$252,192	$231,696
Loans	232,319	239,699
Trading account assets	140,980	174,717
Total	$625,491	$646,112

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	December 31, 2021	December 31, 2020
Cash and due from banks	$2,786	$3,774
Deposits with banks, net of allowance	10,636	14,203
Total	$13,422	$17,977

In addition, included in Cash and due from banks and Deposits with banks at December 31, 2021 and 2020 were $13.7 billion and $9.4 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

Collateral
At December 31, 2021 and 2020, the approximate fair value of collateral received by Citi that may be resold or repledged, excluding the impact of allowable netting, was $650.8 billion and $671.6 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, securities for securities lending transactions, derivative transactions and margined broker loans.
At December 31, 2021 and 2020, a substantial portion of the collateral received by Citi had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities lendings, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.
In addition, at December 31, 2021 and 2020, Citi had pledged $481.0 billion and $470.7 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Leases
The Company’s operating leases, where Citi is a lessee, include real estate such as office space and branches and various types of equipment. These leases may contain renewal and extension options and early termination features. However, these options do not impact the lease term unless the Company is reasonably certain that it will exercise the options. These leases have a weighted-average remaining lease term of approximately six years as of December 31, 2021 and 2020. The operating lease ROU asset was $2.9 billion and $2.8 billion, as of December 31, 2021 and 2020, respectively. The operating lease ROU liability was $3.1 billion and $3.1 billion, as of December 31, 2021 and 2020, respectively. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred. The total operating lease expense (principally for offices, branches and equipment), net of $12 million and $27 million of sublease income, was $1,061 million and $1,054 million for the years ended December 31, 2021 and 2020, respectively.
The table below provides the Cash Flow Statement Supplemental Information:

In millions of dollars	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$806	$814
Right-of-use assets obtained in exchange for new operating lease liabilities(1)(2)	845	447

(1)     Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.
(2)    Excludes the decrease in the right-of-use assets related to the purchase of a previously leased property.

Citi’s future lease payments are as follows:

In millions of dollars
2022	$763
2023	648
2024	542
2025	445
2026	346
Thereafter	753
Total future lease payments	$3,497
Less imputed interest (based on weighted-average discount rate of 3.0%)	$(381)
Lease liability	$3,116

Operating lease expense was $1.1 billion for the year ended December 31, 2019.
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

The following tables present information about Citi’s guarantees:

	Maximum potential amount of future payments
In billions of dollars at December 31, 2021	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$34.3	$58.4	$92.7	$791
Performance guarantees	6.6	6.4	13.0	47
Derivative instruments considered to be guarantees	14.6	48.9	63.5	514
Loans sold with recourse	—	1.7	1.7	15
Securities lending indemnifications(1)	121.9	—	121.9	—
Credit card merchant processing(2)	119.4	—	119.4	1
Credit card arrangements with partners	—	0.8	0.8	7
Other	2.0	12.0	14.0	34
Total	$298.8	$128.2	$427.0	$1,409

	Maximum potential amount of future payments
In billions of dollars at December 31, 2020	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.3	$68.4	$93.7	$1,407
Performance guarantees	7.3	6.0	13.3	72
Derivative instruments considered to be guarantees	20.0	60.9	80.9	671
Loans sold with recourse	—	1.2	1.2	9
Securities lending indemnifications(1)	112.2	—	112.2	—
Credit card merchant processing(2)	101.9	—	101.9	3
Credit card arrangements with partners	0.2	0.8	1.0	7
Other	—	12.0	12.0	35
Total	$266.9	$149.3	$416.2	$2,204

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At December 31, 2021 and 2020, this maximum potential exposure was estimated to be $119 billion and $102 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $19 million and $31 million at December 31, 2021 and 2020, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At December 31, 2021 and 2020, this maximum potential exposure was estimated to be $119.4 billion and $101.9 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2021 and 2020, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide coverage for certain losses associated with purchased products, and protection for certain travel-related purchases. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2021 and 2020, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2021 or 2020 for potential obligations that could arise from Citi’s involvement with VTN associations.

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
If both (i) Genworth fails to perform under the original Travelers/GE Life reinsurance agreement for any reason, including its insolvency or the failure of UFLIC to perform under its reinsurance contract or GE to perform under the capital maintenance agreement, and (ii) the assets of the two Genworth Trusts are insufficient or unavailable, then Citi, through its LTC reinsurance indemnification, must reimburse Brighthouse for any losses incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to Brighthouse pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of December 31, 2021 and 2020 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles.

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
However, for exchange-traded and OTC-cleared derivatives contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $18.7 billion and $16.6 billion as of December 31, 2021 and 2020, respectively.
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

Carrying Value—Guarantees and Indemnifications
At December 31, 2021 and 2020, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.4 billion and $2.2 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $56.5 billion and $51.6 billion at December 31, 2021 and 2020, respectively. Securities and other marketable assets held as collateral amounted to $84.2 billion and $80.1 billion at December 31, 2021 and 2020, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $4.1 billion and $6.6 billion at December 31, 2021 and 2020, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.
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

	Maximum potential amount of future payments
In billions of dollars at December 31, 2021	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$81.4	$11.3	$—	$92.7
Performance guarantees	10.5	2.5	—	13.0
Derivative instruments deemed to be guarantees	—	—	63.5	63.5
Loans sold with recourse	—	—	1.7	1.7
Securities lending indemnifications	—	—	121.9	121.9
Credit card merchant processing	—	—	119.4	119.4
Credit card arrangements with partners	—	—	0.8	0.8
Other	—	12.0	2.0	14.0
Total	$91.9	$25.8	$309.3	$427.0

	Maximum potential amount of future payments
In billions of dollars at December 31, 2020	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$78.5	$14.6	$0.6	$93.7
Performance guarantees	9.8	3.0	0.5	13.3
Derivative instruments deemed to be guarantees	—	—	80.9	80.9
Loans sold with recourse	—	—	1.2	1.2
Securities lending indemnifications	—	—	112.2	112.2
Credit card merchant processing	—	—	101.9	101.9
Credit card arrangements with partners	—	—	1.0	1.0
Other	—	12.0	—	12.0
Total	$88.3	$29.6	$298.3	$416.2

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	December 31, 2021	December 31, 2020
Commercial and similar letters of credit	$654	$5,256	$5,910	$5,221
One- to four-family residential mortgages	1,752	2,599	4,351	5,002
Revolving open-end loans secured by one- to four-family residential properties	6,790	1,123	7,913	9,626
Commercial real estate, construction and land development	15,877	1,966	17,843	12,867
Credit card lines	601,018	99,541	700,559	710,399
Commercial and other consumer loan commitments	207,234	113,322	320,556	322,458
Other commitments and contingencies	5,276	373	5,649	5,715
Total	$838,601	$224,180	$1,062,781	$1,071,288

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At December 31, 2021 and 2020, Citigroup had approximately $126.6 billion and $71.8 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $41.1 billion and $62.5 billion of unsettled repurchase and securities lending agreements, respectively. For a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements, see Note 11 to the Consolidated Financial Statements.

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
Accruals. ASC 450 requires accrual for a loss contingency when it is “probable that one or more future events will occur confirming the fact of loss” and “the amount of the loss can be reasonably estimated.” In accordance with ASC 450, Citigroup establishes accruals for contingencies, including any litigation, regulatory or tax matters disclosed herein, when Citigroup believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued, unless some higher amount within the range is a better estimate than any other amount within the range. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.
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
Because of the global scope of Citigroup’s operations and its presence in countries around the world, Citigroup and Related Parties are subject to litigation and governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal) in multiple jurisdictions with legal, regulatory and tax regimes that may differ substantially, and present substantially different risks, from those Citigroup and Related Parties are subject to in the United States. In some instances, Citigroup and Related Parties may be involved in proceedings involving the same subject matter in multiple jurisdictions, which may result in overlapping, cumulative or inconsistent outcomes.
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
Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2021, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.5 billion in the aggregate.
These estimates are based on currently available information. As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation, regulatory and tax proceedings are subject to particular uncertainties. For example, at the time of making an estimate, (i) Citigroup may have only preliminary, incomplete or inaccurate information about the facts underlying the claim, (ii) its assumptions about the future rulings of the court, other tribunal or authority on significant issues, or the behavior and incentives of adverse parties, regulators or other authorities, may prove to be wrong and (iii) the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimate because it had deemed such an outcome to be remote. For all of these reasons, the amount of loss in excess of amounts accrued in relation to matters for which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
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

ANZ Underwriting Matter
On February 11, 2022, the Australian Commonwealth Director of Public Prosecutions discontinued the prosecution of charges that were brought against Citigroup Global Markets Australia Pty Limited (CGMA) and two Citi employees for alleged criminal cartel offenses in relation to CGMA’s role as a joint underwriter and lead manager with other banks in the 2015 institutional share placement by Australia and New Zealand Banking Group Limited (ANZ). The case, captioned R v. CITIGROUP GLOBAL MARKETS AUSTRALIA PTY LIMITED is before the Federal Court in New South Wales, Australia. Additional information concerning this action is publicly available in court filings under the docket number NSD 1316–NSD 1324/2020.

Facilitation Trading Matters
On January 28, 2022, the Securities and Futures Commission of Hong Kong (SFC) entered into a resolution with Citigroup Global Markets Asia Limited (CGMAL) of the SFC’s investigation into CGMAL’s equity sales trading desks in connection with facilitation trades. As part of the resolution, CGMAL agreed to pay a civil penalty of $44.6 million. Citigroup is cooperating with related investigations and inquiries by other government and regulatory agencies in Asia Pacific countries and elsewhere.

Foreign Exchange Matters
Regulatory Actions: Government and regulatory agencies in the U.S. and other jurisdictions are conducting investigations or making inquiries regarding Citigroup’s foreign exchange business. Citigroup is cooperating with these and related investigations and inquiries.
Antitrust and Other Litigation: In 2018, a number of institutional investors who opted out of the previously disclosed August 2018 final settlement filed an action against Citigroup, Citibank, Citigroup Global Markets Inc. (CGMI) and other defendants, captioned ALLIANZ GLOBAL INVESTORS, ET AL. v. BANK OF AMERICA CORP., ET AL., in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants manipulated, and colluded to manipulate, the foreign exchange markets. Plaintiffs assert claims under the Sherman Act and unjust enrichment claims, and seek consequential and punitive damages and other forms of relief. On July 28, 2020, plaintiffs filed a third amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 18-CV-10364 (S.D.N.Y.) (Schofield, J.).
In 2018, a group of institutional investors issued a claim against Citigroup, Citibank and other defendants, captioned ALLIANZ GLOBAL INVESTORS GMBH AND OTHERS v. BARCLAYS BANK PLC AND OTHERS, in the High Court of Justice in London. Claimants allege that defendants manipulated, and colluded to manipulate, the foreign exchange market in violation of EU and U.K. competition laws. In December 2021, the High Court ordered that the case be transferred to the U.K.’s Competition Appeal Tribunal. Additional information concerning this action is publicly available in court filings under the case number CL-2018-000840 in the High Court and under the case number 1430/5/7/22 (T) in the Competition Appeal Tribunal.
In 2015, a putative class of consumers and businesses in the U.S. who directly purchased supracompetitive foreign currency at benchmark exchange rates filed an action against Citigroup and other defendants, captioned NYPL v. JPMORGAN CHASE & CO., ET AL., in the United States District Court for the Northern District of California (later transferred to the United States District Court for the Southern District of New York). Subsequently, plaintiffs filed an amended class action complaint against Citigroup, Citibank and Citicorp as defendants. Plaintiffs allege that they suffered losses as a result of defendants’ alleged manipulation of, and collusion with respect to, the foreign exchange market. Plaintiffs assert claims under federal and California antitrust and consumer protection laws, and seek compensatory damages, treble damages and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket numbers 15-CV-2290 (N.D. Cal.) (Chhabria, J.) and 15-CV-9300 (S.D.N.Y.) (Schofield, J.).
In 2019, two applications, captioned MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS and PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS, were made to the U.K.’s Competition Appeal Tribunal requesting permission to commence collective proceedings against Citigroup, Citibank and other defendants. The applications seek compensatory damages for losses alleged to have arisen from the actions at issue in the European Commission’s foreign exchange spot trading infringement decision (European Commission Decision of May 16, 2019 in Case AT.40135-FOREX (Three Way Banana Split) C(2019) 3631 final). Additional information concerning these actions is publicly available in court filings under the case numbers 1329/7/7/19 and 1336/7/7/19.
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
In 2019, two motions for certification of class actions filed against Citigroup, Citibank and Citicorp and other defendants were consolidated, under the caption GERTLER, ET AL. v. DEUTSCHE BANK AG, in the Tel Aviv Central District Court in Israel. Plaintiffs allege that defendants manipulated the foreign exchange markets. Citibank’s motion to dismiss plaintiffs’ petition for certification was denied on April 12, 2021. A motion for leave to appeal this decision is currently pending before the Supreme Court of Israel. Additional information concerning this action is publicly available in court filings under the docket number CA 29013-09-18.

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

Interbank Offered Rates-Related Litigation
In May 2019, three putative class actions filed against Citigroup, Citibank, CGMI and other defendants were consolidated, under the caption IN RE ICE LIBOR ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants suppressed ICE LIBOR. Plaintiffs assert claims under the Sherman Act, the Clayton Act, and unjust enrichment, and seek compensatory damages, disgorgement, and treble damages. In March 2020, the court granted defendants’ motion to dismiss the action for failure to state a claim, which plaintiffs appealed to the United States Court of Appeals for the Second Circuit. Additional information concerning this action is publicly available in court filings under the docket numbers 19-CV-439 (S.D.N.Y.) (Daniels, J.) and 20-1492 (2d Cir.).
In August 2020, individual borrowers and consumers of loans and credit cards filed an action against Citigroup, Citibank, CGMI and other defendants, captioned MCCARTHY, ET AL. v. INTERCONTINENTAL EXCHANGE, INC., ET AL., in the United States District Court for the Northern District of California. Plaintiffs allege that defendants conspired to fix ICE LIBOR, assert claims under the Sherman Act and the Clayton Act, and seek declaratory relief, injunctive relief, and treble damages. Additional information concerning this action is publicly available in court filings under the docket number 20-CV-5832 (N.D. Cal.) (Donato, J.).

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
The plaintiffs, merchants that accept Visa and MasterCard branded payment cards, and various membership associations that claim to represent certain groups of merchants, allege, among other things, that defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions and to restrain trade unreasonably through various Visa and MasterCard rules governing merchant conduct, all in violation of Section 1 of the Sherman Act and certain California statutes. Plaintiffs further alleged violations of Section 2 of the Sherman Act. Supplemental complaints also were filed against defendants in the putative class actions alleging that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.
In 2016, the Court of Appeals reversed the district court’s approval of a class settlement and remanded for further proceedings. The district court thereafter appointed separate interim counsel for a putative class seeking damages and a putative class seeking injunctive relief. Amended or new complaints on behalf of the putative classes and various individual merchants were subsequently filed, including a further amended complaint on behalf of a putative damages class and a new complaint on behalf of a putative injunctive class, both of which named Citigroup and Related Parties. In addition, numerous merchants have filed amended or new complaints against Visa, MasterCard, and in some instances one or more issuing banks, including Citigroup and affiliates.
In 2019, the district court granted the damages class plaintiffs’ motion for final approval of a new settlement with the defendants. The settlement involves the damages class only and does not settle the claims of the injunctive relief class or any actions brought on a non-class basis by individual merchants. The settlement provides for a cash payment to the damages class of $6.24 billion, later reduced by $700 million based on the transaction volume of class members that opted out from the settlement. Several merchants and merchant groups have appealed the final approval order. On September 27, 2021, the court granted the injunctive relief class plaintiffs’ motion to certify a non-opt-out class. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

Interest Rate and Credit Default Swap Matters
Regulatory Actions: The Commodity Futures Trading Commission (CFTC) is conducting an investigation into alleged anticompetitive conduct in the trading and clearing of interest rate swaps (IRS) by investment banks. Citigroup is cooperating with the investigation.
Antitrust and Other Litigation: Beginning in 2015, Citigroup, Citibank, CGMI, CGML and numerous other parties were named as defendants in a number of industry-wide putative class actions related to IRS trading. These actions have been consolidated in the United States District Court for the Southern District of New York under the caption IN RE INTEREST RATE SWAPS ANTITRUST LITIGATION. The actions allege that defendants colluded to prevent the development of exchange-like trading for IRS and assert federal and state antitrust claims and claims for unjust enrichment. Also consolidated under the same caption are individual actions filed by swap execution facilities, asserting federal and state antitrust claims, as well as claims for unjust enrichment and tortious interference with business relations. Plaintiffs in these actions seek treble damages, fees, costs and injunctive relief. Lead plaintiffs in the class action moved for class certification in 2019, and subsequently filed an amended complaint. Additional information concerning these actions is publicly available in court filings under the docket numbers 18-CV-5361 (S.D.N.Y.) (Oetken, J.) and 16-MD-2704 (S.D.N.Y.) (Oetken, J.).
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

Madoff-Related Litigation
In December 2008, a Securities Investor Protection Act (SIPA) trustee was appointed for the SIPA liquidation of Bernard L. Madoff Investment Securities LLC (BLMIS), in the United States Bankruptcy Court for the Southern District of New York. Beginning in 2010, he commenced actions against multiple Citi entities, including Citibank, Citicorp North America, Inc., CGML and Citibank (Switzerland) AG, seeking recovery of monies that originated at BLMIS and were allegedly received by the Citi entities as subsequent transferees. On August 30, 2021, the United States Court of Appeals for the Second Circuit reversed the bankruptcy court’s denial of the SIPA trustee’s motion for leave to amend his complaint and remanded the case to the bankruptcy court for further proceedings. On January 27, 2022, Citibank and Citicorp North America, Inc. filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the Second Circuit’s holding that good faith is an affirmative defense. The SIPA trustee filed an amended complaint against Citibank, Citicorp North America, Inc. and CGML on February 11, 2022. The action against Citibank (Switzerland) AG was dismissed on February 23, 2022. Additional information concerning these actions is publicly available in court filings under the docket numbers 10-5345, 12-1700 (Bankr. S.D.N.Y.) (Morris, J.); 12-MC-115 (S.D.N.Y.) (Rakoff, J.); and 17-2992, 17-3076, 17-3139, 19-4282, 20-1333 (2d Cir.).
Also beginning in 2010, the British Virgin Islands liquidators of Fairfield Sentry Limited, whose assets were invested with BLMIS, commenced multiple actions in the United States Bankruptcy Court for the Southern District of New York against over 400 defendants, including CGML Citibank (Switzerland) AG; Citibank, N.A., London; Citivic Nominees Limited; and Cititrust (Bahamas) Limited. The actions seek recovery of monies that were allegedly received directly or indirectly by Citi entities from Fairfield Sentry. Appeals concerning various dismissed claims and a petition for interlocutory review on the one claim remaining are pending before the United States District Court for the Southern District of New York, and the remaining claim is proceeding in the Bankruptcy Court. Citi (Switzerland) AG and Citivic Nominees Limited filed a motion to dismiss for lack of personal jurisdiction on October 29, 2021. These actions are captioned FAIRFIELD SENTRY LTD., ET AL. v. CGML, ET AL.; FAIRFIELD SENTRY LTD., ET AL. v. CITIBANK NA LONDON, ET AL.; and FAIRFIELD SENTRY LTD., ET AL. v. ZURICH CAPITAL MARKETS COMPANY, ET AL. Additional information is publicly available in court filings under the docket numbers 10-13164, 10-3496, 10-3622, 10-3634, 11-2770 (Bankr. S.D.N.Y.) (Morris, J.); and 19-3911, 19-4267, 19-4396, 19-4484, 19-5106, 19-5135, 21-2997, 21-3243, 21-3526, 21-3529, 21-3530, 21-4307, 21-4498, 21-4496 (S.D.N.Y.) (Broderick, J.).

Parmalat Litigation
In 2004, an Italian commissioner appointed to oversee the administration of various Parmalat companies filed a complaint against Citigroup, Citibank and related parties, alleging that the defendants facilitated a number of frauds by
Parmalat insiders. In 2008, a jury rendered a verdict in Citigroup’s favor and awarded Citi $431 million. In 2019, the Italian Supreme Court affirmed the decision in the full amount awarded. Citigroup has taken steps to enforce the judgment in Italian and Belgian courts. Additional information concerning these actions is publicly available in court filings under (in Italy) the docket numbers 4133/2019 and 224/2022 (Court of Milan Enforcement Section) and (in Belgium) 20/3617/A (Brussels Court of First Instance) and 21/AR/1658 (Brussels Court of Appeal).
In 2015, Parmalat filed a claim in an Italian civil court in Milan claiming damages of €1.8 billion against Citigroup, Citibank and related parties, which the court later dismissed on grounds it was duplicative of Parmalat’s previously unsuccessful claims. In 2019, the Milan Court of Appeal rejected Parmalat’s appeal of the Milan court’s dismissal, which Parmalat appealed to the Italian Supreme Court. Additional information concerning this action is publicly available in court filings under the docket number 20598/2019.
In January 2020, Parmalat, its three directors, and its sole shareholder, Sofil S.a.s., as co-plaintiffs, filed a claim before the Italian civil court in Milan seeking a declaratory judgment that they do not owe compensatory damages of €990 million to Citibank, which Citibank is seeking to dismiss. Additional information concerning this action is publicly available in court filings under the docket number 8611/2020.

Payment Protection Insurance
Regulators and courts in the U.K. have scrutinized the selling of payment protection insurance (PPI) by financial institutions for several years. Citibank continues to review customer claims relating to the sale of PPI in the U.K., to grant redress in accordance with the requirements of the U.K. Financial Conduct Authority, and to defend claims filed in U.K. courts.

Record-Keeping Matters
The U.S. Securities and Exchange Commission is conducting an investigation of CGMI and other firms regarding compliance with record-keeping obligations for broker-dealers and investment advisers in connection with business-related communications sent over unapproved electronic messaging channels. CGMI is cooperating with the investigation.

Revlon-Related Wire Transfer Litigation
In August 2020, Citibank filed actions in the United States District Court for the Southern District of New York, which have been consolidated under the caption IN RE CITIBANK AUGUST 11, 2020 WIRE TRANSFERS. The actions relate to a payment erroneously made by Citibank in its capacity as administrative agent for a Revlon credit facility. The action seeks the return of the erroneously transferred funds from certain fund managers. Citibank has asserted claims for unjust enrichment, conversion, money had and received, and payment by mistake. The court issued temporary restraining orders related to the subject funds. On February 16, 2021, the court issued a judgment in favor of the defendants, which Citibank later appealed in the United States Court of Appeals for the Second Circuit. In response to the district court’s denial of Citibank’s motion to extend the temporary restraining orders, Citibank filed a motion for an injunction with the United States Court of Appeals. Additional information concerning this action is publicly available in court filings under docket numbers 20-CV-6539 (S.D.N.Y.) (Furman, J.) and 21-487 (2d Cir.).

Shareholder Derivative and Securities Litigation
Beginning in October 2020, four derivative actions were filed in the United States District Court for the Southern District of New York, purportedly on behalf of Citigroup (as nominal defendant) against certain of Citigroup’s current and former directors. The actions were later consolidated under the case name IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION. The consolidated complaint asserts claims for breach of fiduciary duty, unjust enrichment, and contribution and indemnification in connection with defendants’ alleged failures to implement adequate internal controls. In addition, the consolidated complaint asserts derivative claims for violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 in connection with statements in Citigroup’s 2019 and 2020 annual meeting proxy statements. On February 8, 2021, the court stayed the action pending resolution of defendants’ motion to dismiss in IN RE CITIGROUP SECURITIES LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 1:20-CV-09438 (S.D.N.Y.) (Nathan, J.).
Beginning in December 2020, two derivative actions were filed in the Supreme Court of the State of New York, purportedly on behalf of Citigroup (as nominal defendant) against certain of Citigroup’s current and former directors, and certain current and former officers. The actions were later consolidated under the case name IN RE CITIGROUP INC. DERIVATIVE LITIGATION, and the court stayed the action pending resolution of defendants’ motion to dismiss in IN RE CITIGROUP SECURITIES LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 656759/2020 (N.Y. Sup. Ct.) (Schecter, J.).
Beginning in October 2020, three putative class action complaints were filed in the United States District Court for the Southern District of New York against Citigroup and certain of its current and former officers, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements concerning Citigroup’s internal controls. The actions were later consolidated under the case name IN RE CITIGROUP SECURITIES LITIGATION. The consolidated complaint later added certain of Citigroup’s current and former directors as defendants. Defendants have moved to dismiss the consolidated amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 1:20-CV-9132 (S.D.N.Y.) (Nathan, J.).

Sovereign Securities Litigation
In 2015, putative class actions filed against CGMI and other defendants were consolidated under the caption IN RE TREASURY SECURITIES AUCTION ANTITRUST LITIGATION in the United States District Court for the
Southern District of New York. Plaintiffs allege that defendants colluded to fix U.S. treasury auction bids by sharing competitively sensitive information ahead of the auctions, and that defendants colluded to boycott and prevent the emergence of an anonymous, all-to-all electronic trading platform in the U.S. Treasuries secondary market. Plaintiffs assert claims under antitrust laws, and seek damages, including treble damages where authorized by statute, and injunctive relief. On March 31, 2021, the court granted defendants’ motion to dismiss, without prejudice. On May 14, 2021, plaintiffs filed an amended consolidated complaint. On June 14, 2021, certain defendants, including CGMI, moved to dismiss the amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 15-MD-2673 (S.D.N.Y.) (Gardephe, J.).
In 2017, purchasers of supranational, sub-sovereign and agency (SSA) bonds filed a proposed class action on behalf of direct and indirect purchasers of SSA 296 bonds against Citigroup, Citibank, CGMI, CGML, Citibank Canada, Citigroup Global Markets Canada, Inc. and other defendants, captioned JOSEPH MANCINELLI, ET AL. v. BANK OF AMERICA CORPORATION, ET AL., in the Federal Court in Canada. Plaintiffs have filed an amended claim that alleges defendants manipulated, and colluded to manipulate, the SSA bonds market, asserts claims for breach of the Competition Act, breach of foreign law, civil conspiracy, unjust enrichment, waiver of tort and breach of contract, and seeks compensatory and punitive damages, among other relief. Additional information concerning this action is publicly available in court filings under the docket number T-1871-17 (Fed. Ct.).
In 2018, a putative class action was filed against Citigroup, CGMI, Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc., Citibanamex, Grupo Banamex and other banks, captioned IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. The complaint alleges that defendants colluded in the Mexican sovereign bond market. In September 2019, the court granted defendants’ motion to dismiss. In December 2019, plaintiffs filed an amended complaint against Citibanamex and other market makers in the Mexican sovereign bond market. Plaintiffs no longer assert any claims against Citigroup and any other U.S. Citi affiliates. The amended complaint alleges a conspiracy to fix prices in the Mexican sovereign bond market from January 1, 2006 to April 19, 2017, and asserts antitrust and unjust enrichment claims, and seeks treble damages, restitution and injunctive relief. In February 2020, certain defendants, including Citibanamex, moved to dismiss the amended complaint, which the court later granted. On June 10, 2021, plaintiffs moved for reconsideration of the decision dismissing certain defendants, including Citibanamex, which those defendants have jointly opposed. Additional information concerning this action is publicly available in court filings under the docket number 18 Civ. 2830 (S.D.N.Y.) (Oetken, J.).
On February 9, 2021, purchasers of Euro-denominated sovereign debt issued by European central governments added CGMI, CGML and others as defendants to a putative class action, captioned IN RE EUROPEAN GOVERNMENT BONDS ANTITRUST LITIGATION, in the United States District Court for the Southern District of New York. Plaintiffs allege that defendants engaged in a conspiracy to inflate prices of European government bonds in primary market auctions and to fix the prices of European government bonds in secondary markets. Plaintiffs assert a claim under the Sherman Act and seek treble damages and attorneys’ fees. On June 4, 2021, certain defendants, including CGMI and CGML, filed a pre-motion letter with the court requesting leave to move to dismiss the action. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-2601 (S.D.N.Y.) (Marrero, J.).

Transaction Tax Matters
Citigroup and Citibank are engaged in litigation or examinations with non-U.S. tax authorities, including in the U.K., India and Germany, concerning the payment of transaction taxes and other non-income tax matters.

Tribune Company Bankruptcy
Certain Citigroup affiliates (along with numerous other parties) have been named as defendants in adversary proceedings related to the Chapter 11 cases of Tribune Company (Tribune) filed in the United States Bankruptcy Court for the District of Delaware, asserting claims arising out of the approximate $11 billion leveraged buyout of Tribune in 2007. The actions were consolidated as IN RE TRIBUNE COMPANY FRAUDULENT CONVEYANCE LITIGATION and transferred to the United States District Court for the Southern District of New York.
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
CGMI was named as a defendant in a separate action, KIRSCHNER v. CGMI, in connection with its role as advisor to Tribune. In 2019, the court dismissed the action, which the litigation trustee appealed to the United States Court of Appeals for the Second Circuit.
On August 20, 2021, the United States Court of Appeals for the Second Circuit issued its decision in the consolidated appeals in KIRSCHNER v. FITZSIMONS and KIRSCHNER v. CGMI. In the FITZSIMONS action, the Second Circuit affirmed the dismissal of the actual fraudulent transfer claim against the shareholder defendants, including the Citigroup affiliates. In the CGMI action, the Second Circuit affirmed the dismissal of all claims against CGMI except for the claim of constructive fraudulent conveyance. As to that claim, the Second Circuit vacated the dismissal and remanded to the district court for further proceedings on that claim and other claims that remain against certain other defendants that are not Citigroup affiliates. On November 29, 2021, on remand from the Second Circuit, the litigation trustee notified the United States District Court for the Southern District of New York that it was voluntarily dismissing all claims against CGMI pursuant to a settlement agreement. The district court approved the voluntary dismissal on December 10, 2021. Additional information concerning these actions is publicly available in court filings under the docket numbers 12 MC 2296 (S.D.N.Y.) (Cote, J.), 11 MD 2296 (S.D.N.Y.) (Cote, J.), 19-0449 (2d Cir.), and 19-3049 (2d Cir.).

Variable Rate Demand Obligation Litigation
In 2019, the plaintiffs in the consolidated actions CITY OF PHILADELPHIA v. BANK OF AMERICA CORP, ET AL. and MAYOR AND CITY COUNCIL OF BALTIMORE v. BANK OF AMERICA CORP., ET AL. filed a consolidated complaint naming as defendants Citigroup, Citibank, CGMI, CGML and numerous other industry participants. The consolidated complaint asserts violations of the Sherman Act, as well as claims for breach of contract, breach of fiduciary duty, and unjust enrichment, and seeks damages and injunctive relief based on allegations that defendants served as remarketing agents for municipal bonds called variable rate demand obligations (VRDOs) and colluded to set artificially high VRDO interest rates. In November 2020, the court granted in part and denied in part defendants’ motion to dismiss the consolidated complaint.
On June 2, 2021, the Board of Directors of the San Diego Association of Governments, acting as the San Diego County Regional Transportation Commission, filed a parallel putative class action against the same defendants named in the already pending nationwide consolidated class action. The two actions were consolidated and on August 6, 2021, the plaintiffs in the nationwide putative class action filed a consolidated amended complaint, captioned THE CITY OF PHILADELPHIA, MAYOR AND CITY COUNCIL OF BALTIMORE, THE BOARD OF DIRECTORS OF THE SAN DIEGO ASSOCIATION OF GOVERNMENTS, ACTING AS THE SAN DIEGO COUNTY REGIONAL TRANSPORTATION COMMISSION v. BANK OF AMERICA CORP., ET AL. On September 14, 2021, defendants moved to dismiss the consolidated amended complaint in part. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-1608 (S.D.N.Y.) (Furman, J.).

Wind Farm Litigations
Beginning in March 2021, six wind farms in Texas commenced actions in New York and Texas state courts for declaratory judgments and breach of contract, asserting that the February 2021 winter storm in Texas excused their performance to deliver energy to Citi Energy Inc. (CEI) under the force majeure provisions of their contracts with CEI. In addition, the wind farms sought temporary restraining orders and/or preliminary injunctions, preventing CEI from exercising remedies under the contracts.
Preliminary injunctions were denied with respect to five of the six wind farms: the New York court denied preliminary injunctions with respect to the Stephens Ranch I and Stephens Ranch II wind farms; the Texas court denied preliminary injunctions with respect to the Flat Top, Shannon and Midway wind farms. Later in 2021, Stephens Ranch I, Stephens Ranch II and Flat Top each voluntarily dismissed its action with prejudice. The Mariah del Norte wind farm voluntarily dismissed its action with prejudice on February 18, 2022. A motion to dismiss the remaining Shannon and Midway actions remains pending. Additional information concerning these actions is publicly available in court filings under docket numbers 652078/2021 (Sup. Ct. N.Y. Cnty.) (Reed, J.), 2021-01387 (1st Dep’t), 652312/2021 (Sup. Ct. N.Y. Cnty.) (Reed, J.), 2021-23588 (District Court Harris County TX) (Schaffer, J.), and 2021-26150 (District Court Harris County TX) (Engelhart, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, Condensed Consolidating Balance Sheet as of December 31, 2021 and 2020 and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$6,482	$—	$—	$(6,482)	$—
Interest revenue	—	3,566	46,909	—	50,475
Interest revenue—intercompany	3,757	531	(4,288)	—	—
Interest expense	4,791	778	2,412	—	7,981
Interest expense—intercompany	294	1,320	(1,614)	—	—
Net interest income	$(1,328)	$1,999	$41,823	$—	$42,494
Commissions and fees	$—	$7,770	$5,902	$—	$13,672
Commissions and fees—intercompany	(36)	407	(371)	—	—
Principal transactions	976	10,140	(962)	—	10,154
Principal transactions—intercompany	(1,375)	(6,721)	8,096	—	—
Other revenue	(64)	576	5,052	—	5,564
Other revenue—intercompany	(133)	(60)	193	—	—
Total non-interest revenues	$(632)	$12,112	$17,910	$—	$29,390
Total revenues, net of interest expense	$4,522	$14,111	$59,733	$(6,482)	$71,884
Provisions for credit losses and for benefits and claims	$—	$6	$(3,784)	$—	$(3,778)
Operating expenses
Compensation and benefits	$10	$5,251	$19,873	$—	$25,134
Compensation and benefits—intercompany	69	—	(69)	—	—
Other operating	83	2,868	20,108	—	23,059
Other operating—intercompany	11	2,826	(2,837)	—	—
Total operating expenses	$173	$10,945	$37,075	$—	$48,193
Equity in undistributed income of subsidiaries	$16,596	$—	$—	$(16,596)	$—
Income from continuing operations before income taxes	$20,945	$3,160	$26,442	$(23,078)	$27,469
Provision (benefit) for income taxes	(1,007)	625	5,833	—	5,451
Income from continuing operations	$21,952	$2,535	$20,609	$(23,078)	$22,018
Income (loss) from discontinued operations, net of taxes	—	—	7	—	7
Net income before attribution of noncontrolling interests	$21,952	$2,535	$20,616	$(23,078)	$22,025
Noncontrolling interests	—	—	73	—	73
Net income	$21,952	$2,535	$20,543	$(23,078)	$21,952
Comprehensive income
Add: Other comprehensive income (loss)	$(6,707)	$(76)	$(450)	$526	$(6,707)
Total Citigroup comprehensive income	$15,245	$2,459	$20,093	$(22,552)	$15,245
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(99)	$—	$(99)
Add: Net income attributable to noncontrolling interests	—	—	73	—	73
Total comprehensive income	$15,245	$2,459	$20,067	$(22,552)	$15,219

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,355	$—	$—	$(2,355)	$—
Interest revenue	—	5,364	52,725	—	58,089
Interest revenue—intercompany	4,162	920	(5,082)	—	—
Interest expense	4,992	1,989	6,357	—	13,338
Interest expense—intercompany	502	2,170	(2,672)	—	—
Net interest income	$(1,332)	$2,125	$43,958	$—	$44,751
Commissions and fees	$—	$6,216	$5,169	$—	$11,385
Commissions and fees—intercompany	(36)	290	(254)	—	—
Principal transactions	(1,254)	(4,252)	19,391	—	13,885
Principal transactions—intercompany	693	9,064	(9,757)	—	—
Other revenue	(127)	706	4,901	—	5,480
Other revenue—intercompany	111	23	(134)	—	—
Total non-interest revenues	$(613)	$12,047	$19,316	$—	$30,750
Total revenues, net of interest expense	$410	$14,172	$63,274	$(2,355)	$75,501
Provisions for credit losses and for benefits and claims	$—	$(1)	$17,496	$—	$17,495
Operating expenses
Compensation and benefits	$(5)	$4,941	$17,278	$—	$22,214
Compensation and benefits—intercompany	191	—	(191)	—	—
Other operating	37	2,393	19,730	—	22,160
Other operating—intercompany	15	2,317	(2,332)	—	—
Total operating expenses	$238	$9,651	$34,485	$—	$44,374
Equity in undistributed income of subsidiaries	$9,894	$—	$—	$(9,894)	$—
Income from continuing operations before income taxes	$10,066	$4,522	$11,293	$(12,249)	$13,632
Provision (benefit) for income taxes	(981)	1,249	2,257	—	2,525
Income from continuing operations	$11,047	$3,273	$9,036	$(12,249)	$11,107
Income (loss) from discontinued operations, net of taxes	—	—	(20)	—	(20)
Net income (loss) before attribution of noncontrolling interests	$11,047	$3,273	$9,016	$(12,249)	$11,087
Noncontrolling interests	—	—	40	—	40
Net income	$11,047	$3,273	$8,976	$(12,249)	$11,047
Comprehensive income
Add: Other comprehensive income (loss)	$4,260	$(223)	$4,244	$(4,021)	$4,260
Total Citigroup comprehensive income	$15,307	$3,050	$13,220	$(16,270)	$15,307
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$26	$—	$26
Add: Net income attributable to noncontrolling interests	—	—	40	—	40
Total comprehensive income	$15,307	$3,050	$13,286	$(16,270)	$15,373

Condensed Consolidating Statements of Income and Comprehensive Income

	Year ended December 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$23,347	$—	$—	$(23,347)	$—
Interest revenue	—	10,661	65,849	—	76,510
Interest revenue—intercompany	5,091	1,942	(7,033)	—	—
Interest expense	4,949	7,010	16,423	—	28,382
Interest expense—intercompany	1,038	4,243	(5,281)	—	—
Net interest income	$(896)	$1,350	$47,674	$—	$48,128
Commissions and fees	$—	$5,265	$6,481	$—	$11,746
Commissions and fees—intercompany	(21)	354	(333)	—	—
Principal transactions	(2,537)	277	11,152	—	8,892
Principal transactions—intercompany	1,252	2,464	(3,716)	—	—
Other revenue	767	832	4,702	—	6,301
Other revenue—intercompany	(55)	102	(47)	—	—
Total non-interest revenues	$(594)	$9,294	$18,239	$—	$26,939
Total revenues, net of interest expense	$21,857	$10,644	$65,913	$(23,347)	$75,067
Provisions for credit losses and for benefits and claims	$—	$—	$8,383	$—	$8,383
Operating expenses
Compensation and benefits	$32	$4,680	$16,721	$—	$21,433
Compensation and benefits—intercompany	134	—	(134)	—	—
Other operating	(16)	2,326	19,040	—	21,350
Other operating—intercompany	20	2,410	(2,430)	—	—
Total operating expenses	$170	$9,416	$33,197	$—	$42,783
Equity in undistributed income of subsidiaries	$(3,620)	$—	$—	$3,620	$—
Income from continuing operations before income taxes	$18,067	$1,228	$24,333	$(19,727)	$23,901
Provision (benefit) for income taxes	(1,334)	176	5,588	—	4,430
Income from continuing operations	$19,401	$1,052	$18,745	$(19,727)	$19,471
Income (loss) from discontinued operations, net of taxes	—	—	(4)	—	(4)
Net income before attribution of noncontrolling interests	$19,401	$1,052	$18,741	$(19,727)	$19,467
Noncontrolling interests	—	—	66	—	66
Net income	$19,401	$1,052	$18,675	$(19,727)	$19,401
Comprehensive income
Add: Other comprehensive income (loss)	$852	$(651)	$1,600	$(949)	$852
Total Citigroup comprehensive income	$20,253	$401	$20,275	$(20,676)	$20,253
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$—	$—	$—
Add: Net income attributable to noncontrolling interests	—	—	66	—	66
Total comprehensive income	$20,253	$401	$20,341	$(20,676)	$20,319

Condensed Consolidating Balance Sheet

	December 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$834	$26,681	$—	$27,515
Cash and due from banks—intercompany	17	6,890	(6,907)	—	—
Deposits with banks, net of allowance	—	7,936	226,582	—	234,518
Deposits with banks—intercompany	3,500	11,005	(14,505)	—	—
Securities borrowed and purchased under resale agreements	—	269,608	57,680	—	327,288
Securities borrowed and purchased under resale agreements—intercompany	—	23,362	(23,362)	—	—
Trading account assets	248	189,841	141,856	—	331,945
Trading account assets—intercompany	1,215	1,438	(2,653)	—	—
Investments, net of allowance	1	224	512,597	—	512,822
Loans, net of unearned income	—	2,293	665,474	—	667,767
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(16,455)	—	(16,455)
Total loans, net	$—	$2,293	$649,019	$—	$651,312
Advances to subsidiaries	$142,144	$—	$(142,144)	$—	$—
Investments in subsidiaries	223,303	—	—	(223,303)	—
Other assets, net of allowance(1)	10,589	69,312	126,112	—	206,013
Other assets—intercompany	2,737	60,567	(63,304)	—	—
Total assets	$383,754	$643,310	$1,487,652	$(223,303)	$2,291,413
Liabilities and equity
Deposits	$—	$—	$1,317,230	$—	$1,317,230
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	171,818	19,467	—	191,285
Securities loaned and sold under repurchase agreements—intercompany	—	62,197	(62,197)	—	—
Trading account liabilities	17	122,383	39,129	—	161,529
Trading account liabilities—intercompany	777	500	(1,277)	—	—
Short-term borrowings	—	13,425	14,548	—	27,973
Short-term borrowings—intercompany	—	17,230	(17,230)	—	—
Long-term debt	164,945	61,416	28,013	—	254,374
Long-term debt—intercompany	—	76,335	(76,335)	—	—
Advances from subsidiaries	13,469	—	(13,469)	—	—
Other liabilities, including allowance	2,574	68,206	65,570	—	136,350
Other liabilities—intercompany	—	11,774	(11,774)	—	—
Stockholders’ equity	201,972	38,026	185,977	(223,303)	202,672
Total liabilities and equity	$383,754	$643,310	$1,487,652	$(223,303)	$2,291,413

(1)Other assets for Citigroup parent company at December 31, 2021 included $30.5 billion of placements to Citibank and its branches, of which $19.5 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$628	$25,721	$—	$26,349
Cash and due from banks—intercompany	16	6,081	(6,097)	—	—
Deposits with banks, net of allowance	—	5,224	278,042	—	283,266
Deposits with banks—intercompany	4,500	8,179	(12,679)	—	—
Securities borrowed and purchased under resale agreements	—	238,718	55,994	—	294,712
Securities borrowed and purchased under resale agreements—intercompany	—	24,309	(24,309)	—	—
Trading account assets	307	222,278	152,494	—	375,079
Trading account assets—intercompany(1)	723	2,340	(3,063)	—	—
Investments, net of allowance	1	374	446,984	—	447,359
Loans, net of unearned income	—	2,524	673,359	—	675,883
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(24,956)	—	(24,956)
Total loans, net	$—	$2,524	$648,403	$—	$650,927
Advances to subsidiaries	$152,383	$—	$(152,383)	$—	$—
Investments in subsidiaries	213,267	—	—	(213,267)	—
Other assets, net of allowance(2)	12,156	60,273	109,969	—	182,398
Other assets—intercompany	2,781	51,489	(54,270)	—	—
Total assets	$386,134	$622,417	$1,464,806	$(213,267)	$2,260,090
Liabilities and equity
Deposits	$—	$—	$1,280,671	$—	$1,280,671
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	184,786	14,739	—	199,525
Securities loaned and sold under repurchase agreements—intercompany	—	76,590	(76,590)	—	—
Trading account liabilities	—	113,100	54,927	—	168,027
Trading account liabilities—intercompany(1)	397	1,531	(1,928)	—	—
Short-term borrowings	—	12,323	17,191	—	29,514
Short-term borrowings—intercompany	—	12,757	(12,757)	—	—
Long-term debt	170,563	47,732	53,391	—	271,686
Long-term debt—intercompany	—	67,322	(67,322)	—	—
Advances from subsidiaries	12,975	—	(12,975)	—	—
Other liabilities, including allowance	2,692	55,217	52,558	—	110,467
Other liabilities—intercompany	65	15,378	(15,443)	—	—
Stockholders’ equity	199,442	35,681	178,344	(213,267)	200,200
Total liabilities and equity	$386,134	$622,417	$1,464,806	$(213,267)	$2,260,090

(1)The balances of Trading account assets—intercompany and Trading account liabilities—intercompany within CGMHI and within Other Citigroup subsidiaries and eliminations have been revised to reflect the netting of $7 billion of intercompany derivative and related collateral assets and liabilities subject to enforceable netting agreements. Because the adjustment was limited to transactions between affiliated entities, it had no impact to Citigroup consolidated.
(2)Other assets for Citigroup parent company at December 31, 2020 included $29.5 billion of placements to Citibank and its branches, of which $24.3 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by operating activities of continuing operations	$3,947	$43,227	$14,075	$—	$61,249
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(359,158)	$—	$(359,158)
Proceeds from sales of investments	—	—	126,728	—	126,728
Proceeds from maturities of investments	—	—	142,100	—	142,100
Change in loans	—	—	(1,173)	—	(1,173)
Proceeds from sales and securitizations of loans	—	—	2,918	—	2,918
Change in securities borrowed and purchased under agreements to resell	—	(29,944)	(2,632)	—	(32,576)
Changes in investments and advances—intercompany	8,260	(9,040)	780	—	—
Other investing activities	—	(2)	(3,742)	—	(3,744)
Net cash provided by (used in) investing activities of continuing operations	$8,260	$(38,986)	$(94,179)	$—	$(124,905)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,198)	$(196)	$196	$—	$(5,198)
Issuance of preferred stock	3,300	—	—	—	3,300
Redemption of preferred stock	(3,785)	—	—	—	(3,785)
Treasury stock acquired	(7,601)	—	—	—	(7,601)
Proceeds (repayments) from issuance of long-term debt, net	(86)	15,071	(19,277)	—	(4,292)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	14,410	(14,410)	—	—
Change in deposits	—	—	44,966	—	44,966
Change in securities loaned and sold under agreements to repurchase	—	(27,241)	19,001	—	(8,240)
Change in short-term borrowings	—	1,102	(2,643)	—	(1,541)
Net change in short-term borrowings and other advances—intercompany	501	(917)	416	—	—
Capital contributions from (to) parent	—	71	(71)	—	—
Other financing activities	(337)	12	(12)	—	(337)
Net cash provided by (used in ) financing activities of continuing operations	$(13,206)	$2,312	$28,166	$—	$17,272
Effect of exchange rate changes on cash and due from banks	$—	$—	$(1,198)	$—	$(1,198)
Change in cash and due from banks and deposits with banks	$(999)	$6,553	$(53,136)	$—	$(47,582)
Cash and due from banks and deposits with banks at beginning of year	4,516	20,112	284,987	—	309,615
Cash and due from banks and deposits with banks at end of year	$3,517	$26,665	$231,851	$—	$262,033
Cash and due from banks (including segregated cash and other deposits)	$17	$7,724	$19,774	$—	$27,515
Deposits with banks, net of allowance	3,500	18,941	212,077	—	234,518
Cash and due from banks and deposits with banks at end of year	$3,517	$26,665	$231,851	$—	$262,033
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(2,406)	$919	$5,515	$—	$4,028
Cash paid during the year for interest	3,101	2,210	1,832	—	7,143
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$—	$—	$9,945	$—	$9,945
Transfers to loans HFS (Other assets) from loans	—	—	7,414	—	7,414
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$—	$—	$479	$—	$479
Decrease in deposits associated with significant disposals reclassified to HFS	—	—	8,407	—	8,407

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2020
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,002	$(26,195)	$572	$—	$(20,621)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(334,900)	$—	$(334,900)
Proceeds from sales of investments	—	—	146,285	—	146,285
Proceeds from maturities of investments	—	—	124,229	—	124,229
Change in loans	—	—	14,249	—	14,249
Proceeds from sales and securitizations of loans	—	—	1,495	—	1,495
Change in securities borrowed and purchased under agreements to resell	—	(46,044)	2,654	—	(43,390)
Changes in investments and advances—intercompany	(5,584)	(6,917)	12,501	—	—
Other investing activities	—	(54)	(3,226)	—	(3,280)
Net cash used in investing activities of continuing operations	$(5,584)	$(53,015)	$(36,713)	$—	$(95,312)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,352)	$(172)	$172	$—	$(5,352)
Issuance of preferred stock	2,995	—	—	—	2,995
Redemption of preferred stock	(1,500)	—	—	—	(1,500)
Treasury stock acquired	(2,925)	—	—	—	(2,925)
Proceeds from issuance of long-term debt, net	16,798	6,349	(10,091)	—	13,056
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	3,960	(3,960)	—	—
Change in deposits	—	—	210,081	—	210,081
Change in securities loaned and sold under agreements to repurchase	—	79,322	(46,136)	—	33,186
Change in short-term borrowings	—	1,228	(16,763)	—	(15,535)
Net change in short-term borrowings and other advances—intercompany	(7,528)	(7,806)	15,334	—	—
Other financing activities	(411)	—	—	—	(411)
Net cash provided by financing activities of continuing operations	$2,077	$82,881	$148,637	$—	$233,595
Effect of exchange rate changes on cash and due from banks	$—	$—	$(1,966)	$—	$(1,966)
Change in cash and due from banks and deposits with banks	$1,495	$3,671	$110,530	$—	$115,696
Cash and due from banks and deposits with banks at beginning of year	3,021	16,441	174,457	—	193,919
Cash and due from banks and deposits with banks at end of year	$4,516	$20,112	$284,987	$—	$309,615
Cash and due from banks (including segregated cash and other deposits)	$16	$6,709	$19,624	$—	$26,349
Deposits with banks, net of allowance	4,500	13,403	265,363	—	283,266
Cash and due from banks and deposits with banks at end of year	$4,516	$20,112	$284,987	$—	$309,615
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(1,883)	$1,138	$5,542	$—	$4,797
Cash paid during the year for interest	2,681	4,516	4,897	—	12,094
Non-cash investing activities
Transfers to loans HFS (Other assets) from loans	$—	$—	$2,614	$—	$2,614

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2019
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$25,011	$(35,396)	$(2,452)	$—	$(12,837)
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(274,491)	$—	$(274,491)
Proceeds from sales of investments	5	—	137,168	—	137,173
Proceeds from maturities of investments	—	—	119,051	—	119,051
Change in loans	—	—	(22,466)	—	(22,466)
Proceeds from sales and securitizations of loans	—	—	2,878	—	2,878
Change in securities borrowed and purchased under agreements to resell	—	15,811	3,551	—	19,362
Changes in investments and advances—intercompany	(1,847)	(870)	2,717	—	—
Other investing activities	—	(64)	(4,817)	—	(4,881)
Net cash provided by (used in) investing activities of continuing operations	$(1,842)	$14,877	$(36,409)	$—	$(23,374)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,447)	$—	$—	$—	$(5,447)
Issuance of preferred stock	1,496	—	—	—	1,496
Redemption of preferred stock	(1,980)	—	—	—	(1,980)
Treasury stock acquired	(17,571)	—	—	—	(17,571)
Proceeds (repayments) from issuance of long-term debt, net	1,666	10,389	(3,950)	—	8,105
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(7,177)	7,177	—	—
Change in deposits	—	—	57,420	—	57,420
Change in securities loaned and sold under agreements to repurchase	—	5,115	(16,544)	—	(11,429)
Change in short-term borrowings	—	7,440	5,263	—	12,703
Net change in short-term borrowings and other advances—intercompany	(968)	5,843	(4,875)	—	—
Capital contributions from (to) parent	—	(74)	74	—	—
Other financing activities	(364)	(253)	253	—	(364)
Net cash provided by (used in) financing activities of continuing operations	$(23,168)	$21,283	$44,818	$—	$42,933
Effect of exchange rate changes on cash and due from banks	$—	$—	$(908)	$—	$(908)
Change in cash and due from banks and deposits with banks	$1	$764	$5,049	$—	$5,814
Cash and due from banks and deposits with banks at beginning of year	3,020	15,677	169,408	—	188,105
Cash and due from banks and deposits with banks at end of year	$3,021	$16,441	$174,457	$—	$193,919
Cash and due from banks (including segregated cash and other deposits)	$21	$5,681	$18,265	$—	$23,967
Deposits with banks, net of allowance	3,000	10,760	156,192	—	169,952
Cash and due from banks and deposits with banks at end of year	$3,021	$16,441	$174,457	$—	$193,919
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$(393)	$418	$4,863	$—	$4,888
Cash paid during the year for interest	3,820	12,664	11,417	—	27,901
Non-cash investing activities
Transfers to loans HFS (Other assets) from loans	$—	$—	$5,500	$—	$5,500

29. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2021				2020
In millions of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense(1)(2)	$17,017	$17,447	$17,753	$19,667	$16,832	$17,677	$20,036	$20,956
Operating expenses(1)(3)	13,532	11,777	11,471	11,413	11,437	11,339	10,730	10,868
Provisions (release) for credit losses and for benefits and claims	(465)	(192)	(1,066)	(2,055)	(46)	2,384	8,197	6,960
Income from continuing operations before income taxes	$3,950	$5,862	$7,348	$10,309	$5,441	$3,954	$1,109	$3,128
Income taxes(4)	771	1,193	1,155	2,332	1,116	777	52	580
Income from continuing operations	$3,179	$4,669	$6,193	$7,977	$4,325	$3,177	$1,057	$2,548
Income (loss) from discontinued operations, net of taxes	—	(1)	10	(2)	6	(7)	(1)	(18)
Net income before attribution of noncontrolling interests	$3,179	$4,668	$6,203	$7,975	$4,331	$3,170	$1,056	$2,530
Noncontrolling interests	6	24	10	33	22	24	—	(6)
Citigroup’s net income	$3,173	$4,644	$6,193	$7,942	$4,309	$3,146	$1,056	$2,536
Earnings per share(5)
Basic
Income from continuing operations	$1.47	$2.17	$2.86	$3.64	$1.93	$1.37	$0.38	$1.07
Net income	1.47	2.17	2.87	3.64	1.93	1.37	0.38	1.06
Diluted
Income from continuing operations	1.46	2.15	2.84	3.62	1.92	1.36	0.38	1.06
Net income	1.46	2.15	2.85	3.62	1.92	1.36	0.38	1.06

This Note to the Consolidated Financial Statements is unaudited due to the Company’s individual quarterly results not being subject to an audit.
(1)     During the fourth quarter of 2021, Citi reclassified deposit insurance expenses from Interest expense to Other operating expenses for all periods presented. Amounts reclassified for each quarter were $295 million for 4Q21, $293 million for 3Q21, $279 million for 2Q21, $340 million for 1Q21, $333 million for 4Q20, $375 million for 3Q20, $270 million for 2Q20 and $225 million for 1Q20. For additional information, see Note 1 to the Consolidated Financial Statements.
(2)    The third quarter of 2021 includes an approximate $700 million loss on sale (approximately $600 million after-tax) related to Citi’s agreement to sell its consumer banking business in Australia.
(3)    The fourth quarter of 2021 includes an approximate $1.052 billion charge (approximately $792 million after-tax) in connection with the voluntary early retirement plan (VERP) related to the announced wind-down of Citi’s consumer banking business in Korea.
(4)    The second quarter of 2021 includes an approximate $450 million benefit in tax rate from a reduction in Citi’s valuation allowance related to its deferred tax assets (DTAs).
(5)    Certain securities were excluded from the second quarter of 2020 diluted EPS calculation because they were anti-dilutive. Year-to-date EPS will not equal the sum of the individual quarters because the year-to-date EPS calculation is a separate calculation, which uses an averaging of shares across each quarter. In addition, due to averaging of shares, quarterly earnings per share may not sum to the totals reported for the full year.

End of Consolidated Financial Statements and Notes to Consolidated Financial Statements

FINANCIAL DATA SUPPLEMENT

RATIOS

	2021	2020	2019
Return on average assets	0.94%	0.50%	0.98%
Return on average common stockholders’ equity(1)	11.5	5.7	10.3
Return on average total stockholders’ equity(2)	10.9	5.7	9.9
Total average equity to average assets(3)	8.6	8.7	9.9
Dividend payout ratio(4)	20	43	24

(1)    Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)    Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.
(3)    Based on average Citigroup stockholders’ equity as a percentage of average assets.
(4)    Dividends declared per common share as a percentage of net income per diluted share.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

		2021		2020		2019
In millions of dollars at year end, except ratios	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate	Average balance
Banks	0.16%	$42,222	0.10%	$130,970	0.59%	$52,699
Other demand deposits	0.15	412,815	0.33	311,342	1.08	293,209
Other time and savings deposits(2)	0.55	200,194	0.94	210,896	1.28	223,450
Total	0.10%	$655,231	0.48%	$653,208	1.11%	$569,358

(1)    Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.
(2)    Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

UNINSURED DEPOSITS

The table below shows the estimated amount of uninsured time deposits by maturity profile:

In millions of dollars at December 31, 2021	Under 3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
In U.S. offices(1)
Time deposits in excess of FDIC insurance limits(2)	$5,779	$2,653	$1,861	$2,950	$13,243
In offices outside the U.S.(1)
Time deposits in excess of foreign jurisdiction insurance limits(3)	57,248	6,471	4,080	1,095	68,894
Total uninsured time deposits(4)	$63,027	$9,124	$5,941	$4,045	$82,137

(1)    The classification between offices in the U.S. and outside the U.S. is based on the domicile of the booking unit, rather than the domicile of the depositor.
(2)    The standard insurance amount is $250,000 and $500,000 per depositor, per insured bank, for single and joint account ownership categories, respectively.
(3)    The standard insurance amount for time deposits outside the U.S. is based on the insurance limits approved by the regulator in the respective foreign jurisdiction. For certain depositors outside the U.S., Citi has not considered the account ownership category and other time deposit accounts that the depositors may own when allocating the insurance limits used to determine the uninsured time deposit balances. As a result, the uninsured time deposit balances disclosed above may differ from actual uninsured balances.
(4)    The maturity term is based on the remaining term of the time deposit rather than the original maturity date.

Total uninsured deposits as of December 31, 2021 were $1.082 trillion (see notes 1, 2 and 3 to the table above).

SUPERVISION, REGULATION AND OTHER
SUPERVISION AND REGULATION
Citi is subject to regulation under U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which it does business.

General
Citigroup is a registered bank holding company and financial holding company and is regulated and supervised by the Federal Reserve Board (FRB). Citigroup’s nationally chartered subsidiary banks, including Citibank, are regulated and supervised by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) also has examination authority for banking subsidiaries whose deposits it insures. Overseas branches of Citibank are regulated and supervised by the FRB and OCC and overseas subsidiary banks by the FRB. These overseas branches and subsidiary banks are also regulated and supervised by regulatory authorities in the host countries. In addition, the Consumer Financial Protection Bureau regulates consumer financial products and services. Citi is also subject to laws and regulations concerning the collection, use, sharing and disposition of certain customer, employee and other personal and confidential information, including those imposed by the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act and the EU General Data Protection Regulation. For more information on U.S. and foreign regulation affecting or potentially affecting Citi, see “Managing Global Risk—Capital Resources” and
“—Liquidity Risk” and “Risk Factors” above.

Other Bank and Bank Holding Company Regulation
Citi, including its banking subsidiaries, is subject to regulatory limitations, including requirements as to liquidity, risk-based capital and leverage (see “Capital Resources” above and Note 18 to the Consolidated Financial Statements), restrictions on the types and amounts of loans that may be made and the interest that may be charged, and limitations on investments that can be made and services that can be offered. The FRB may also expect Citi to commit resources to its subsidiary banks in certain circumstances. Citi is also subject to anti-money laundering and financial transparency laws, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities.

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

Financial Conduct Authority and Prudential Regulation Authority (PRA), and Citigroup Global Markets Japan Inc. in Tokyo, which is regulated principally by the Financial Services Agency of Japan.
Citi also has subsidiaries that are members of futures exchanges and derivatives clearinghouses. In the U.S., CGMI is a member of the principal U.S. futures exchanges and clearinghouses, and Citi has subsidiaries that are registered as futures commission merchants and commodity pool operators with the Commodity Futures Trading Commission (CFTC). Citibank, CGMI, Citigroup Energy Inc., Citigroup Global Markets Europe AG (CGME) and CGML are also registered as swap dealers with the CFTC (for additional information, see below). CGMI is also subject to SEC and CFTC rules that specify uniform minimum net capital requirements. Compliance with these rules could limit those operations of CGMI that require the intensive use of capital and also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. See “Capital Resources” and Note 18 to the Consolidated Financial Statements for a further discussion of capital considerations of Citi’s non-banking subsidiaries.

Recent Rules Regarding Swap Dealers/Security-Based Swap
Dealers
On July 22, 2020, the CFTC adopted final rules establishing
capital and financial reporting requirements for swap dealers that took effect in October 2021.
In addition, the SEC has adopted rules governing the
registration and regulation of security-based swap dealers. The regulations include requirements related to (i) capital, margin and segregation, (ii) record-keeping, reporting and notification and (iii) risk management practices for uncleared security based swaps and the cross-border application of certain security-based swap requirements. These requirements also
took effect in November 2021. Citibank, CGML and CGME registered with the SEC as securities-based swap dealers.

Transactions with Affiliates
Transactions between Citi’s U.S. subsidiary depository institutions and their non-bank affiliates are regulated by the FRB, and are generally required to be on arm’s-length terms. See “Managing Global Risk—Liquidity Risk” above.

COMPETITION
The financial services industry is highly competitive. Citi’s competitors include a variety of financial services and advisory companies, as well as certain non-financial services firms. Citi competes for clients and capital (including deposits and funding in the short- and long-term debt markets) with some of these competitors globally and with others on a regional or product basis. Citi’s competitive position depends on many factors, including, among others, the value of Citi’s brand name, reputation, the types of clients and geographies served; the quality, range, performance, innovation and pricing of products and services; the effectiveness of and access to distribution channels, maintenance of partner relationships, emerging technologies and technology advances, customer service and convenience; the effectiveness of transaction execution, interest rates, lending limits and risk appetite; regulatory constraints and compliance; and changes in the macroeconomic business environment or societal norms. Citi’s ability to compete effectively also depends upon its ability to attract new colleagues and retain and motivate existing colleagues, while managing compensation and other costs. For additional information on competitive factors and uncertainties impacting Citi’s businesses, see “Risk Factors—Strategic Risks” above.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi, in its related quarterly reports on Form 10-Q, did not identify any reportable activities for the first and third quarters of 2021. Citi identified and reported certain activities pursuant to Section 219 for the second quarter of 2021.
During the fourth quarter of 2021, Citigroup reported one transaction pursuant to Section 219. In October 2021, Citigroup’s Russian subsidiary (Citi Russia), acting as the beneficiary bank, released a payment that had been initiated by a Russian entity from its account with MB Bank, an entity designated pursuant to Executive Order 13224, for the benefit of Citi Russia’s customer. The total value of the payment was RUB 16,533.12 (approximately USD 224.70), and the transaction was authorized pursuant to a specific license issued by the Office of Foreign Assets Control on October 1, 2021, which expired on December 31, 2021. Citi did not realize any fees for the processing of the payment.

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
As previously announced, Citigroup voluntarily suspended common share repurchases during the fourth quarter of 2021, in anticipation of the adverse regulatory capital impact resulting from adoption of the Standardized Approach for Counterparty Credit Risk (SA-CCR) on January 1, 2022. For additional information on the adoption of SA-CCR, see “Capital Resources—Adoption of the Standardized Approach for Counterparty Credit Risk” above. Accordingly, Citi did not have any share repurchases in the fourth quarter of 2021, other than repurchases relating to issuances of common stock related to employee stock ownership plans. During the quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi repurchased 1,855 shares (at an average price of $66.37) of common stock, added to treasury stock, related to activity on employee stock programs where shares were withheld to satisfy the employee tax requirements. Citi resumed common share repurchases in January 2022.
All large banks, including Citi, are subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks” above.

Dividends
Citi paid common dividends of $0.51 per share for the fourth quarter of 2021 and the first quarter of 2022. As previously announced, Citi intends to maintain its planned capital actions, which include a quarterly common dividend of at least $0.51 per share, subject to financial and macroeconomic conditions as well as Board of Directors’ approval.
As discussed above, Citi’s ability to pay common stock dividends is subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks” above.
Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations on its outstanding preferred stock.

During 2021, Citi distributed $1,040 million in dividends on its outstanding preferred stock. On January 12, 2022, Citi declared preferred dividends of approximately $277 million for the first quarter of 2022.
As of February 25, 2022, Citi estimates it will distribute preferred dividends of approximately $238 million, $277 million and $238 million in the second, third and fourth quarters of 2022, respectively, subject to such dividends being declared by the Citi Board of Directors.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 to the Consolidated Financial Statements.

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citi’s common stock with the cumulative total return of the S&P 500 Index and the S&P Financials Index over the five-year period through December 31, 2021. The graph and table assume that $100 was invested on December 31, 2016 in Citi’s common stock, the S&P 500 Index and the S&P Financials Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DATE	Citigroup	S&P 500 Index	S&P Financials Index
31-Dec-2016	100.0	100.0	100.0
31-Dec-2017	127.0	121.8	122.2
31-Dec-2018	90.9	116.5	106.3
31-Dec-2019	143.3	153.2	140.4
31-Dec-2020	115.2	181.4	138.0
31-Dec-2021	116.3	233.4	186.4

Note: Citi’s common stock is listed on the NYSE under the ticker symbol “C” and held by 61,355 common stockholders of record as of January 31, 2022.

CORPORATE INFORMATION

EXECUTIVE OFFICERS
Citigroup’s executive officers as of February 25, 2022 are:

Name	Age	Position and office held
Peter Babej	58	CEO, Asia Pacific
Jane Fraser	54	Chief Executive Officer, Citigroup Inc.
Sunil Garg	56	Chief Executive Officer, Citibank, N.A.
David Livingstone	58	CEO, Europe, Middle East and Africa
Mark A. L. Mason	52	Chief Financial Officer
Brent McIntosh	48	General Counsel and Corporate Secretary
Mary McNiff	51	Chief Compliance Officer
Johnbull Okpara	50	Controller and Chief Accounting Officer
Karen Peetz	66	Chief Administrative Officer
Anand Selvakesari	54	CEO, Personal Banking and Wealth Management
Edward Skyler	48	Head of Global Public Affairs
Ernesto Torres Cantú	57	CEO, Latin America
Zdenek Turek	57	Chief Risk Officer
Sara Wechter	41	Head of Human Resources
Mike Whitaker	58	Head of Enterprise Operations and Technology
Paco Ybarra	60	CEO, Institutional Clients Group

The following executive officers have not held their current executive officer positions with Citigroup for at least five years:

•Mr. Babej joined Citi in 2010 and assumed his current position in October 2019. Previously, he served as ICG’s Global Head of the Financial Institutions Group (FIG) from January 2017 to October 2019 and Global Co-Head of FIG from 2010 to January 2017. Prior to joining Citi, Mr. Babej served as Co-Head, Financial Institutions—Americas at Deutsche Bank, among other roles;
•Ms. Fraser joined Citi in 2004 and assumed her current position on February 26, 2021. Previously, she served as CEO of GCB from October 2019 to December 2020. Before that, she served as CEO of Citi Latin America from June 2015 to October 2019. She held a number of other roles across the organization, including CEO of U.S. Consumer and Commercial Banking and CitiMortgage, CEO of Citi’s Global Private Bank and Global Head of Strategy and M&A;
•Mr. Garg joined Citi in May 1988 and assumed his current position in February 2021. Previously, he was global CEO of the Commercial Bank beginning in 2011. Prior to that, Mr. Garg led the U.S. Commercial Banking business from 2008 until 2011. In addition, he held various other roles at Citi in Operations and Technology, Treasury and Trade Solutions, Corporate and Investment Banking and Commercial Banking.
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
•Mr. McIntosh joined Citi in his current position in October 2021. Previously, he served as Under Secretary for International Affairs at the U.S. Treasury from 2019 to 2021. From 2017 to 2019, Mr. McIntosh served as U.S. Treasury’s General Counsel. Prior to that, he was a partner in the law firm of Sullivan & Cromwell and served in the U.S. White House from 2006 until 2009;
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
•Mr. Selvakesari joined Citi in 1991 and assumed his current position in January 2021. Previously, he served as Head of the U.S. Consumer Bank since October 2018 and held various other roles at Citi prior to that, including Head of Consumer Banking for Asia Pacific from 2015 to 2018, as well as a number of regional and country roles, including Head of Consumer Banking for ASEAN and India, leading the consumer banking businesses in Singapore, Malaysia, Indonesia, the Philippines, Thailand and Vietnam, as well as India;
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

Code of Conduct, Code of Ethics
Citi has a Code of Conduct that maintains its commitment to the highest standards of conduct. The Code of Conduct is supplemented by a Code of Ethics for Financial Professionals (including accounting, controllers, financial reporting operations, financial planning and analysis, treasury, capital planning, tax, productivity and strategy, M&A, investor relations and regional/product finance professionals and administrative staff) that applies worldwide. The Code of Ethics for Financial Professionals applies to Citi’s principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the Code of Ethics for Financial Professionals will be disclosed on Citi’s website, www.citigroup.com.
Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citi website by clicking on “About Us,” and then “Corporate Governance.” Citi’s Corporate Governance Guidelines can also be found there, as well as the charters for the Audit Committee, the Ethics, Conduct and Culture Committee, the Nomination, Governance and Public Affairs Committee, the Personnel and Compensation Committee and the Risk Management Committee of Citigroup’s Board of Directors. These materials are also available by writing to Citigroup Inc., Corporate Governance, 388 Greenwich Street, 17th Floor, New York, New York 10013.

CITIGROUP BOARD OF DIRECTORS

Ellen M. Costello
Former President and CEO
BMO Financial Corporation and Former U.S. Country Head
BMO Financial Group

Grace E. Dailey
Former Senior Deputy Comptroller for Bank Supervision Policy and Chief National Bank Examiner
Office of the Comptroller of the Currency (OCC)

Barbara Desoer
Chair
Citibank, N.A.

John C. Dugan
Chair
Citigroup Inc.

Jane Fraser
Chief Executive Officer
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

Lew W. (Jay) Jacobs, IV
Former President and Managing Director
Pacific Investment Management Company LLC (PIMCO)

Renée J. James
Founder, Chairman and CEO
Ampere Computing

Gary M. Reiner
Operating Partner
General Atlantic LLC

Diana L. Taylor
Former Superintendent of Banks
State of New York

James S. Turley
Former Chairman and CEO
Ernst & Young

Deborah C. Wright
Former Chairman
Carver Bancorp, Inc.

Ernesto Zedillo Ponce de Leon
Director, Center for the
Study of Globalization and
Professor in the Field
of International
Economics and Politics
Yale University

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2022.

Citigroup Inc.
(Registrant)

/s/ Mark A. L. Mason

Mark A. L. Mason
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2022.

Citigroup’s Principal Executive Officer and a Director:

/s/ Jane Fraser

Jane Fraser

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

/s/ Mark A. L. Mason

Mark A. L. Mason

GLOSSARY OF TERMS AND ACRONYMS

The following is a list of terms and acronyms that are used in this Annual Report on Form 10-K and other Citigroup presentations.

* Denotes a Citi metric

2021 Annual Report on Form 10-K: Annual report on Form 10-K for year ended December 31, 2021, filed with the SEC.
90+ days past due delinquency rate*: Represents consumer loans that are past due by 90 or more days, divided by that period’s total EOP loans.
ABS: Asset-backed securities
ACL: Allowance for credit losses
ACLL: Allowance for credit losses on loans
ACLUC: Allowance for credit losses on unfunded lending commitments
AFS: Available-for-sale
ALCO: Asset Liability Committee
Amortized cost: Amount at which a financing receivable or investment is originated or acquired, adjusted for accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, charge-offs, foreign exchange, and fair value hedge accounting adjustments. For AFS securities, amortized cost is also reduced by any impairment losses recognized in earnings. Amortized cost is not reduced by the allowance for credit losses, except where explicitly presented net.
AOCI: Accumulated other comprehensive income (loss)
ARM: Adjustable rate mortgage(s)
ASC: Accounting Standards Codification under GAAP issued by the FASB.
ASU: Accounting Standards Update under GAAP issued by the FASB.
AUC: Assets under custody
AUM: Assets under management. Represent assets managed on behalf of Citi’s clients.
Available liquidity resources*: Resources available at the balance sheet date to support Citi’s client and business needs, including HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within Citi’s HQLA to support Federal Home Loan Bank (FHLB) and Federal Reserve Bank discount window borrowing capacity.
Basel III: Liquidity and capital rules adopted by the FRB based on an internationally agreed set of measures developed by the Basel Committee on Banking Supervision.
Beneficial interests issued by consolidated VIEs: Represents the interest of third-party holders of debt, equity securities or other obligations, issued by VIEs that Citi consolidates.
Benefit obligation: Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
BHC: Bank holding company
Book value per share*: EOP common equity divided by EOP common shares outstanding.
Bps: Basis points. One basis point equals 1/100th of one percent.
Branded cards: Citi’s branded-cards business with a portfolio of proprietary cards (Double Cash, Custom Cash, ThankYou and Value cards) and co-branded cards (including, among others, American Airlines and Costco).
Build: A net increase in ACL through the provision for credit losses.
Cards: Citi’s credit cards’ businesses or activities.
CCAR: Comprehensive Capital Analysis and Review
CCO: Chief Compliance Officer
CDS: Credit default swaps
CECL: Current Expected Credit Losses
CEO: Chief Executive Officer
CET1 Capital: Common Equity Tier 1 Capital. See “Capital Resources—Components of Citigroup Capital” above for the components of CET1.
CET1 Capital Ratio*: Common Equity Tier 1 Capital ratio. A primary regulatory capital ratio representing end-of-period CET1 Capital divided by total risk-weighted assets.
CFO: Chief Financial Officer
CFTC: Commodity Futures Trading Commission
CGMHI: Citigroup Global Markets Holdings Inc.
Citi: Citigroup Inc.
Citibank or CBNA: Citibank, N.A. (National Association)
Client assets: Represent assets under management as well as custody, brokerage, administration and deposit accounts.
CLO: Collateralized loan obligations
Collateral-dependent: A loan is considered collateral dependent when repayment of the loan is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty, including when foreclosure is deemed probable based on borrower delinquency.

Commercial Cards: Provides a wide range of payment services to corporate and public sector clients worldwide through commercial card products. Services include procurement, corporate travel and entertainment, expense management services, and business-to-business payment solutions.
Consent orders: In October 2020, Citigroup and Citibank entered into consent orders with the Federal Reserve and OCC that require Citigroup and Citibank to make improvements in various aspects of enterprise-wide risk management, compliance, data quality management and governance and internal controls.
CRE: Commercial real estate
Credit card spend volume*: Dollar amount of card customers’ purchases, net of returns. Also known as purchase sales.
Credit cycle: A period of time over which credit quality improves, deteriorates and then improves again (or vice versa). The duration of a credit cycle can vary from a couple of years to several years.
Credit derivatives: Financial instruments whose value is derived from the credit risk associated with the debt of a third-party issuer (the reference entity), which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller). Upon the occurrence of a credit event by the reference entity, which may include, among other events, the bankruptcy or failure to pay its obligations, or certain restructurings of the debt of the reference entity, neither party has recourse to the reference entity. The protection purchaser has recourse to the protection seller for the difference between the face value of the CDS contract and the fair value at the time of settling the credit derivative contract. The determination as to whether a credit event has occurred is generally made by the relevant International Swaps and Derivatives Association (ISDA) Determinations Committee.
Critical Audit Matters: Audit matters communicated by KPMG to Citi’s Audit Committee of the Board of Directors, relating to accounts or disclosures that are material to the consolidated financial statements and involved especially challenging, subjective or complex judgments. See “Report of Independent Registered Public Accounting Firm” above.
Criticized: Criticized loans, lending-related commitments and derivative receivables that are classified as special mention, substandard and doubtful categories for regulatory purposes.
CRO: Chief Risk Officer
CVA: Credit valuation adjustment
Dividend payout ratio*: Represents dividends declared per common share as a percentage of net income per diluted share.
Dodd-Frank Act: Wall Street Reform and Consumer Protection Act
DPD: Days past due
DVA: Debit valuation adjustment
EC: European Commission
Efficiency ratio*: A ratio signifying how much of a dollar in expenses (as a percentage) it takes to generate one dollar in revenue. Represents total operating expenses divided by total revenues, net.
EMEA: Europe, Middle East and Africa
EOP: End-of-period
EPS*: Earnings per share
ERISA: Employee Retirement Income Security Act of 1974
ETR: Effective tax rate
EU: European Union
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
Federal Reserve: The Board of the Governors of the Federal Reserve System
FFIEC: Federal Financial Institutions Examination Council
FHA: Federal Housing Administration
FHLB: Federal Home Loan Bank
FICO: Fair Issac Corporation
FICO score: A measure of consumer credit risk provided by credit bureaus, typically produced from statistical models by Fair Isaac Corporation utilizing data collected by the credit bureaus.
FINRA: Financial Industry Regulatory Authority
Firm: Citigroup Inc.
FRBNY: Federal Reserve Bank of New York
Freddie Mac: Federal Home Loan Mortgage Corporation
Free standing derivatives: A derivative contract entered into either separate and apart from any of the Company’s other financial instruments or equity transactions, or in conjunction with some other transaction and legally detachable and separately exercisable.
FTCs: Foreign tax credit carry-forwards
FTE: Full time employee
FVA: Funding valuation adjustment
FX: Foreign exchange
FX translation: The impact of converting non-U.S.-dollar currencies into U.S. dollars.
G7: Group of Seven nations. Countries in the G7 are Canada, France, Germany, Italy, Japan, the U.K. and the U.S.
GAAP or U.S. GAAP: Generally accepted accounting principles in the United States of America.
GCB: Global Consumer Banking
Ginnie Mae: Government National Mortgage Association
GSIB: Global systemically important banks
HELOC: Home equity line of credit

HFI loans: Loans that are held-for-investment (i.e., excludes loans held-for-sale).
HFS: Held-for-sale
HQLA: High-quality liquid assets. Consist of cash and certain high-quality liquid securities as defined in the LCR rule.
HTM: Held-to-maturity
IBOR: Interbank Offered Rate
ICG: Institutional Clients Group
ICRM: Independent Compliance Risk Management
IPO: Initial public offering
ISDA: International Swaps and Derivatives Association
KM: Key financial and non-financial metric used by management when evaluating consolidated and/or individual business results.
KPMG LLP: Citi’s Independent Registered Public Accounting Firm.
LATAM: Latin America, which for Citi, includes Mexico.
LCR: Liquidity coverage ratio. Represents HQLA divided by net outflows in the period.
LDA: Loss Distribution Approach
LGD: Loss given default
LIBOR: London Interbank Offered Rate
LLC: Limited Liability Company
LTD: Long-term debt
LTV: Loan-to-value. For residential real estate loans, the relationship, expressed as a percentage, between the principal amount of a loan and the appraised value of the collateral (i.e., residential real estate) securing the loan.
Master netting agreement: A single agreement with a counterparty that permits multiple transactions governed by that agreement to be terminated or accelerated and settled through a single payment in a single currency in the event of a default (e.g., bankruptcy, failure to make a required payment or securities transfer or deliver collateral or margin when due).
MBS: Mortgage-backed securities
MCA: Manager’s control assessment
MD&A: Management’s discussion and analysis
Measurement alternative: Measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer.
Moody’s: Moody’s Investor Services
MSRs: Mortgage servicing rights
N/A: Data is not applicable or available for the period presented.
NAA: Non-accrual assets. Consists of non-accrual loans and OREO.
NAL: Non-accrual loans. Loans for which interest income is not recognized on an accrual basis. Loans (other than credit card loans and certain consumer loans insured by U.S. government sponsored agencies) are placed on non-accrual status when full payment of principal and interest is not expected, regardless of delinquency status, or when principal and interest have been in default for a period of 90 days or more unless the loan is both well-secured and in the process of collection. Collateral-dependent loans are typically maintained on non-accrual status.
NAV: Net asset value
NCL(s): Net credit losses. Represents gross credit losses, less gross credit recoveries.
NCL ratio*: Represents net credit losses (recoveries) (annualized), divided by average loans for the reporting period.
Net Capital Rule: Rule 15c3-1 under the Securities Exchange Act of 1934.
Net interchange income: Includes the following components:
•    Interchange revenue: Fees earned from merchants based on Citi’s credit and debit card customers’ sales transactions.
•    Reward costs: The cost to Citi for points earned by cardholders enrolled in credit card rewards programs generally tied to sales transactions.
•    Partner payments: Payments to co-brand credit card partners based on the cost of loyalty program rewards earned by cardholders on credit card transactions.
NII: Net interest income. Represents total interest revenue, less total interest expenses.
NIM*: Net interest margin expressed as a yield percentage, calculated as annualized net interest income divided by average interest-earning assets for the period.
NIR: Non-interest revenues
NM: Not meaningful
Noncontrolling interests: The portion of an investment that has been consolidated by Citi that is not 100% owned by Citi.
Non-GAAP financial measure: Management uses these financial measures because it believes they provide information to enable investors to understand the underlying operational performance and trends of Citi and its businesses.
NSFR: Net Stable Funding Ratio
O/S: Outstanding
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income (loss)
OREO: Other real estate owned
OTTI: Other-than-temporary impairment

Over-the-counter cleared (OTC-cleared) derivatives: Derivative contracts that are negotiated and executed bilaterally, but subsequently settled via a central clearing house, such that each derivative counterparty is only exposed to the default of that clearing house.
Over-the-counter (OTC) derivatives: Derivative contracts that are negotiated, executed and settled bilaterally between two derivative counterparties, where one or both counterparties is a derivatives dealer.
Parent Company: Citigroup Inc.
Participating securities: Represents unvested share-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), which are included in the earnings per share calculation using the two-class method. Citi grants RSUs to certain employees under its share-based compensation programs, which entitle the recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.
PCD: Purchased credit-deteriorated assets are financial assets that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company.
PCI: Purchased credit-impaired loans represented certain loans that were acquired and deemed to be credit impaired on the acquisition date. The now superseded FASB guidance that allowed purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans had common risk characteristics (e.g., product type, LTV ratios).
PD: Probability of default
Principal transactions revenue: Primarily trading-related revenues predominantly generated by the ICG businesses. See Note 6 to the Consolidated Financial Statements.
Provisions: Provisions for credit losses and for benefits and claims.
PSUs: Performance share units
Real GDP: Real gross domestic product is the inflation-adjusted value of the goods and services produced by labor and property located in a country.
Regulatory VAR: Daily aggregated VAR calculated in accordance with regulatory rules.
REITs: Real estate investment trusts
Release: A net decrease in ACL through the provision for credit losses.
Reported basis: Financial statements prepared under U.S. GAAP.
Results of operations that exclude certain impacts from gains or losses on sale, or one-time charges*: Represents GAAP items, excluding the impact of gains or losses on sales, or one-time charges (e.g., the loss on sale related to the sale of Citi’s consumer banking business in Australia).
Results of operations that exclude the impact of FX translation*: Represents GAAP items, excluding the impact of FX translation, whereby the prior periods’ foreign currency balances are translated into U.S. dollars at the current periods’ conversion rates (also known as Constant dollar).
Retail services: Citi’s U.S. retail services cards business with a portfolio of co-brand and private label relationships (including, among others, The Home Depot, Sears, Best Buy and Macy’s).
ROA*: Return on assets. Represents net income (annualized), divided by average assets for the period.
ROCE*: Return on Common Equity. Represents net income less preferred dividends (both annualized), divided by average common equity for the period.
ROE: Return on equity. Represents net income less preferred dividends (both annualized), divided by average Citigroup equity for the period.
RoTCE*: Return on tangible common equity. Represents net income less preferred dividends (both annualized), divided by average tangible common equity for the period.
RSU(s): Restricted stock units
RWA: Risk-weighted assets. Basel III establishes two comprehensive approaches for calculating RWA (a Standardized approach and an Advanced approach), which include capital requirements for credit risk, market risk, and in the case of Basel III Advanced, also operational risk. Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, credit risk RWA is generally based on supervisory risk-weightings, which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized and Basel III Advanced Approaches.
S&P: Standard and Poor’s Global Ratings
SCB: Stress Capital Buffer
SEC: The U.S. Securities and Exchange Commission
Securities financing agreements: Include resale, repurchase, securities borrowed and securities loaned agreements.
SLR: Supplementary leverage ratio. Represents Tier 1 Capital, divided by total leverage exposure.
SOFR: Secured Overnight Financing Rate
SPEs: Special purpose entities

Structured notes: Financial instruments whose cash flows are linked to the movement in one or more indexes, interest rates, foreign exchange rates, commodities prices, prepayment rates, or other market variables. The notes typically contain embedded (but not separable or detachable) derivatives. Contractual cash flows for principal, interest or both can vary in amount and timing throughout the life of the note based on non-traditional indexes or non-traditional uses of traditional interest rates or indexes.
Tangible book value per share (TBVPS)*: Represents tangible common equity divided by EOP common shares outstanding.
Tangible common equity (TCE): Represents common stockholders’ equity less goodwill and identifiable intangible assets, other than MSRs.
Taxable-equivalent basis: Represents the total revenue, net of interest expense for the business, adjusted for revenue from investments that receive tax credits and the impact of tax-exempt securities. This metric presents results on a level comparable to taxable investments and securities.
Tax Reform: Tax Cuts and Jobs Act of 2017
TDR: Troubled debt restructuring. TDR is deemed to occur when the Company modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty. Loans with short-term and other insignificant modifications that are not considered concessions are not TDRs.
TLAC: Total loss-absorbing capacity
Total payout ratio*: Represents total common dividends declared plus common share repurchases as a percentage of net income available to common shareholders.
Transformation: Citi has embarked on a multiyear transformation, with the target outcome to change Citi’s business and operating models such that they simultaneously strengthen risk and controls and improve Citi’s value to customers, clients and shareholders.
U.K.: United Kingdom
Unaudited: Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
USD: U.S. dollar
U.S.: United States of America
U.S. government agencies: U.S. government agencies include, but are not limited to, agencies such as Ginnie Mae and FHA, and do not include Fannie Mae and Freddie Mac, which are U.S. government-sponsored enterprises (U.S. GSEs). In general, obligations of U.S. government agencies are fully and explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government in the event of a default.
U.S. Treasury: U.S. Department of the Treasury
VAR: Value at risk. A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.
VIEs: Variable interest entities
Wallet: Proportion of fee revenue based on estimates of investment banking fees generated across the industry (i.e., the revenue wallet) from investment banking transactions in M&A, equity and debt underwriting, and loan syndications.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01
Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed November 8, 2021 (File No. 001-09924).

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

4.05
Fourth Supplemental Indenture dated as of June 27, 2019, between Citigroup and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 28, 2019 (File No. 001-09924).

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

4.10
Fourth Supplemental Indenture, dated as of June 27, 2019, between Citigroup and The Bank of New York Mellon,as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 28, 2019 (File No. 001-09924).

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

10.02.3*
Citigroup 2019 Stock Incentive Plan (as amended and restated effective April 27, 2021), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2021 (File No. 001-09924).

10.03*	Citigroup Inc. Deferred Cash Award Plan (as Amended and Restated Effective as of January 1, 2015), incorporated by reference to Exhibit 10.03 to the Company’s 2014 10-K.

10.04
Form of Citigroup Inc. CAP/DCAP Agreement (for awards granted on February 14, 2019 and in future years), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (File No. 001-09924).

10.05*	Form of Citigroup Inc. CAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (File No. 001-09924).

10.06*	Citigroup Inc. DCAP Agreement, incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File No. 001-09924).

10.07*+	The Amended and Restated 2011 Citigroup Executive Performance Plan (as amended and restated as of January 1, 2021).

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

10.08.3*
Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 11, 2021 and in future years), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (File No. 001-09924).

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

10.14*
Citigroup Inc. Off-Cycle Award Agreement for Deferred Stock Award and Deferred Cash Award granted to Jane Fraser (dated November 25, 2019), incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. (File No. 001-09924).

10.15*	Agreement between Stephen Bird and Citibank, N.A. (dated November 8, 2019), incorporated by reference to Exhibit 10.15 to the Company’s 2019 10-K (File No. 001-09924).

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

10.17*
Agreement between Bradford Hu and Citibank, N.A. (dated as of March 12, 2021), incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (File No. 001-09924).

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

101.01+
Financial statements from the Annual Report on Form 10-K of Citigroup for the fiscal year ended December 31, 2021, filed on February 25, 2022, formatted in inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2021 Annual Report on Form 10-K) to security holders who make written request to Citigroup Inc., Corporate Governance, 388 Greenwich Street, New York, NY 10013.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.