Form 10-Q
period 2022-03-31
CITIGROUP INC
filed 2022-05-09
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on March 31, 2022: 1,941,920,542

Available on the web at www.citigroup.com

CITIGROUP’S FIRST QUARTER 2022—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).
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
Certain reclassifications and updates have been made to the prior periods’ financial statements and disclosures to conform to the current period’s presentation. For additional information, see footnote 1 to “Summary of Selected Financial Data” and “Operating Segment and Reporting Unit—Income (Loss) and Revenues” below and Notes 1 and 3.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries. All “Note” references correspond to the Notes to the Consolidated Financial Statements herein, unless otherwise indicated.
For a list of terms and acronyms used in this Quarterly Report on Form 10-Q and other Citigroup presentations, see “Glossary of Terms and Acronyms” at the end of this report.

Please see “Risk Factors” in Citi’s 2021 Form 10-K for a discussion of material risks and uncertainties that could impact Citigroup’s businesses, results of operations and financial condition.

As of the first quarter of 2022, Citigroup implemented a change in its operating segments and reporting units to reflect its recent strategic refresh (for additional information, see “Strategic Refresh—Market Exit and Planned Revision to Reporting Structure” in Citi’s 2021 Form 10-K). As a result, Citigroup is managed pursuant to three operating segments: Institutional Clients Group, Personal Banking and Wealth Management and Legacy Franchises with the remaining operations in Corporate/Other.

Citigroup Operating Segments

Institutional Clients Group (ICG)	Personal Banking and Wealth Management (PBWM)	Legacy Franchises

•Services –Treasury and trade solutions (TTS) –Securities services •Markets –Equity markets –Fixed income markets •Banking –Investment banking –Corporate lending	•U.S. Personal Banking –Cards ◦Branded cards ◦Retail services –Retail banking •Global Wealth Management (Global Wealth) –Private bank –Wealth at Work –Citigold

•Asia Consumer Banking
(Asia Consumer)
–Retail banking and cards for the 13 exit markets (Australia, Bahrain, China, India, Indonesia, Korea, Malaysia, the Philippines, Poland, Russia, Taiwan, Thailand, Vietnam)

•Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM)
–Retail banking and cards

•Legacy Holdings Assets
–Certain North America consumer mortgage loans
–Other legacy assets

Corporate/Other
•Corporate Treasury managed portfolios •Operations and technology •Global staff functions and other corporate expenses •Discontinued operations
The following are the four regions in which Citigroup operates. The regional results are fully reflected in the operating segments and Corporate/Other above.

Citigroup Regions(1)

North America	Europe, Middle East and Africa (EMEA)	Latin America	Asia

(1)    North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

First Quarter of 2022—Results Demonstrated Continued Progress Across the Franchise
As described further throughout this Executive Summary, during the first quarter of 2022:

•    Citi’s revenues declined 2% versus the prior-year period, as higher net interest income—driven by Services, in Institutional Clients Group (ICG), and Personal Banking and Wealth Management (PBWM)—was more than offset by lower non-interest revenue across businesses.
•    Citi continued to invest in its risk and control environment, modernize its systems and technology infrastructure and make business-led investments, which include attracting front office talent, developing integrated solutions and enhancing product capabilities that improve the digital client experience and add scalability.
•    Citi had a modest allowance for credit losses (ACL) release in the quarter that included a build of approximately $1.9 billion related to Citi’s exposures in Russia and the impact of the war in Ukraine on the broader macroeconomic environment (for additional information, see “Cost of Credit” below).
•    Citi had solid year-over-year loan and deposit growth across ICG and PBWM, reflecting continued engagement across both corporate clients and consumers.
•    Citi repurchased approximately 50 million common shares and returned approximately $4 billion of capital to common shareholders in the form of repurchases and dividends.
•    Citi continued to make progress with its refresh strategy, including entering into sale agreements for an additional seven consumer banking franchises in Asia and EMEA, for a total of 9 of 14 exit markets signed and announced, with a clear wind-down path for Korea.

Various geopolitical and macroeconomic challenges related to, among other things, the war in Ukraine, disruptions of global supply chains, inflationary pressures and higher interest rates will continue to create uncertainties around economic conditions in the U.S. and globally, and consequently for Citi’s businesses and future results. For a discussion of trends, uncertainties and risks that will or could impact Citi’s businesses, results of operations and financial condition during the remainder of 2022, see each respective business’s results of operations, “Managing Global Risk—Other Risks—Country Risk—Russia” and “Forward-Looking Statements” below and “Risk Factors” and “Managing Global Risk” in Citi’s 2021 Form 10-K.

First Quarter of 2022 Results Summary

Citigroup
Citigroup reported net income of $4.3 billion, or $2.02 per share, compared to net income of $7.9 billion, or $3.62 per share in the prior-year period. The decrease in net income was driven by higher cost of credit, higher expenses and lower revenues. Citigroup’s effective tax rate was 18% versus 23% in the prior-year period, reflecting the resolution of certain tax audit items. Earnings per share decreased 44%, reflecting the decrease in net income, partially offset by a 6% decline in shares outstanding.
Citigroup revenues of $19.2 billion decreased 2%, as higher net interest income driven by ICG and PBWM was more than offset by lower non-interest revenue across businesses.
Citigroup’s end-of-period loans were $660 billion, down 1% from the prior-year period, as growth in ICG and PBWM (up 6% and 4%, respectively) was more than offset by lower loans in Legacy Franchises, primarily reflecting the reclassification of loans to Other assets to reflect held-for-sale accounting as a result of the signing of sale agreements for consumer franchises in Asia and EMEA. Citigroup’s end-of-period deposits increased 3% to $1.3 trillion, driven by increases in both PBWM and ICG.

Expenses
Citigroup operating expenses of $13.2 billion increased 15%. Citigroup’s expenses included Asia Consumer divestiture-related costs largely related to a goodwill write-down of approximately $535 million (approximately $489 million after-tax) due to the re-segmentation and timing of divestitures. These Asia Consumer divestiture-related costs were recorded in Legacy Franchises. Excluding the Asia Consumer divestiture-related costs, operating expenses increased 10%, driven by continued investments in Citi’s transformation, business-led investments and volume-related expenses, partially offset by productivity savings (as used throughout this Form 10-Q, Citi’s results of operations and financial condition excluding the impact of the Asia Consumer divestiture-related costs are non-GAAP financial measures).

Cost of Credit
Citi’s total provisions for credit losses and for benefits and claims was a cost of $0.8 billion, compared to a benefit of $2.1 billion in the prior-year period. The higher cost of credit was driven by a lower ACL release ($0.1 billion versus $3.9 billion in the prior-year period), partially offset by lower net credit losses.
The net ACL release included a $1.9 billion ACL build, consisting of approximately $1 billion related to Citi’s exposures in Russia and approximately $900 million related to the impact of the war in Ukraine on the broader global macroeconomic environment. This build was more than offset by an ACL release related to a COVID-19 uncertainty reserve, primarily in U.S. Personal Banking. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates—Citi’s Allowance for Credit Losses (ACL)” below.
Net credit losses of $0.9 billion decreased 50%. Consumer net credit losses of $841 million decreased 46%, primarily reflecting improved delinquencies in both the

Branded cards and Retail services portfolios in U.S. Personal Banking. Corporate net credit losses decreased 83% to $31 million, from $185 million in the prior-year period, driven by improvements in portfolio credit quality.
For additional information on Citi’s consumer and corporate credit costs, see each respective business’s results of operations and “Credit Risk” below.

Capital
Citigroup’s Common Equity Tier 1 (CET1) Capital ratio was 11.4% as of March 31, 2022, based on the Basel III Standardized Approach for determining risk-weighted assets, compared to 11.6% as of March 31, 2021, based on the Basel III Advanced Approaches for determining risk-weighted assets. The decrease primarily reflected the return of capital to shareholders and the adverse net movements in the Accumulated other comprehensive income (AOCI) component of equity, partially offset by net income. Additionally, the change in Citi’s CET1 Capital ratio reflected a change in Citi’s binding constraint from the Advanced Approaches to the Standardized Approach, inclusive of the impact of adopting the Standardized Approach for Counterparty Credit Risk (SA-CCR) on January 1, 2022. For additional information on SA-CCR, see “Capital Resources” below.
Citigroup’s Supplementary Leverage ratio as of March 31, 2022 was 5.6%, compared to 6.9% as of March 31, 2021. The decrease was primarily driven by an increase in Total Leverage Exposure, reflecting the expiration of temporary relief granted by the Federal Reserve Board. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Institutional Clients Group
ICG net income of $2.6 billion decreased 51%, primarily driven by higher expenses, higher cost of credit and slightly lower revenues. ICG operating expenses increased 13% to $6.7 billion, reflecting continued investments in Citi’s transformation, business-led investments and volume-related expenses, partially offset by productivity savings.
ICG revenues of $11.2 billion decreased 2%, largely driven by Banking, partially offset by an increase in Services revenue.
Services revenues of $3.4 billion increased 15%, primarily from TTS revenues of $2.6 billion, which increased 18%, driven by net interest income on higher deposit balances and spreads as well as strong fee growth. Securities services revenues of $858 million increased 6%, as net interest income grew 17%, driven by higher interest rates across currencies, and fee revenues grew 2%, due to higher assets under custody.
Markets revenues of $5.8 billion were down 2%, versus a very strong quarter in the prior-year period. In the current quarter, activity levels benefited from client repositioning and strong risk management, driven by the Federal Reserve’s interest rate increases and overall geopolitical and macroeconomic uncertainty. Fixed income markets revenues of $4.3 billion decreased 1%, as strong client engagement in FX, commodities and rates was offset by less activity in spread products. Equity markets revenues of $1.5 billion were down 4%, compared to a very strong quarter in the prior-year period, reflecting strong equity derivatives performance and growth in prime finance balances.
Banking revenues of $1.9 billion decreased 23%, including the gain (loss) on loan hedges. Excluding the gain (loss) on loan hedges, Banking revenues decreased 32% versus the prior-year period, as heightened geopolitical uncertainty and the overall macroeconomic backdrop reduced activity in debt and equity capital markets. Investment banking revenues decreased 43% due to lower capital markets activity, partially offset by growth in advisory. Corporate lending revenues of $689 million decreased 6% (excluding gain (loss) on loan hedges), primarily driven by lower average loans. For additional information on the results of operations of ICG for the first quarter of 2022, see “Institutional Clients Group” below.

Personal Banking and Wealth Management
PBWM net income of $1.9 billion decreased 23%, largely driven by lower revenues, higher expenses and a lower net ACL release. PBWM operating expenses of $3.9 billion increased 14%, driven by transformation and business-led investments, and higher volume-driven expenses, partially offset by productivity savings.
PBWM revenues of $5.9 billion decreased 1%, as higher net interest income was more than offset by lower non-interest revenue.
U.S. Personal Banking revenues of $4.0 billion decreased 1%, with lower revenues across Branded cards and Retail banking. Branded cards revenues of $2.1 billion decreased 1%, due to higher payment rates and higher acquisition and rewards costs, reflecting increases in new accounts and customer engagement. Retail services revenues of $1.3 billion were largely unchanged, as higher net interest income was offset by higher partner payments, driven by lower net credit losses. Retail banking revenues of $595 million decreased 6%, largely driven by lower mortgage originations.
Global Wealth Management revenues of $1.9 billion decreased 1%, primarily due to lower client activity in investments, particularly in Asia.
For additional information on the results of operations of PBWM for the first quarter of 2022, see “Personal Banking and Wealth Management” below.

Legacy Franchises
Legacy Franchises net loss was $383 million, compared to net income of $323 million in the prior-year period, reflecting lower revenues, higher expenses and higher cost of credit. Operating expenses of $2.3 billion increased 31%, reflecting the Asia Consumer divestiture-related costs.
Legacy Franchises revenues of $1.9 billion decreased 14%, largely resulting from the Korea wind-down, as well as muted investment activity in Asia. For additional information on the results of operations of Legacy Franchises for the first quarter of 2022, see “Legacy Franchises” below.

Corporate/Other
Corporate/Other net income was $189 million, compared to a net loss of $194 million in the prior-year period, largely driven by higher revenues and lower expenses. Operating expenses of

$260 million decreased 15%, largely due to lower consulting costs.
Corporate/Other revenues of $190 million increased significantly, largely driven by higher revenue from the investment portfolio. For additional information on the results of operations of Corporate/Other for the first quarter of 2022, see “Corporate/Other” below.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per share amounts	2022	2021(1)	% Change
Net interest income	$10,871	$10,506	3%
Non-interest revenue	8,315	9,161	(9)
Revenues, net of interest expense	$19,186	$19,667	(2)%
Operating expenses	13,165	11,413	15
Provisions for credit losses and for benefits and claims	755	(2,055)	NM
Income from continuing operations before income taxes	$5,266	$10,309	(49)%
Income taxes	941	2,332	(60)
Income from continuing operations	$4,325	$7,977	(46)%
Income (loss) from discontinued operations, net of taxes	(2)	(2)	—
Net income before attribution of noncontrolling interests	$4,323	$7,975	(46)%
Net income attributable to noncontrolling interests	17	33	(48)
Citigroup’s net income	$4,306	$7,942	(46)%
Earnings per share
Basic
Income from continuing operations	$2.03	$3.64	(44)%
Net income	2.03	3.64	(44)
Diluted
Income from continuing operations	$2.02	$3.62	(44)%
Net income	2.02	3.62	(44)
Dividends declared per common share	0.51	0.51	—
Common dividends	$1,014	$1,074	(6)%
Preferred dividends(2)	279	292	(4)
Common share repurchases	3,000	1,600	NM

Table continues on the next page, including footnotes.

SUMMARY OF SELECTED FINANCIAL DATA
(Continued)
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per share amounts, ratios and direct staff	First Quarter
	2022	2021(1)	% Change
At March 31:
Total assets	$2,394,105	$2,314,266	3%
Total deposits	1,333,711	1,300,975	3
Long-term debt	253,954	256,335	(1)
Citigroup common stockholders’ equity	178,714	182,269	(2)
Total Citigroup stockholders’ equity	197,709	202,549	(2)
Average assets	2,374,040	2,316,793	2
Direct staff (in thousands)	228	211	8%
Performance metrics
Return on average assets	0.74%	1.39%
Return on average common stockholders’ equity(3)	9.0	17.2
Return on average total stockholders’ equity(3)	8.7	16.1
Return on tangible common equity (RoTCE)(4)	10.5	20.1
Efficiency ratio (total operating expenses/total revenues, net)	68.6	58.0
Basel III ratios
Common Equity Tier 1 Capital(5)	11.38%	11.57%
Tier 1 Capital(5)	12.98	13.24
Total Capital(5)	14.84	15.36
Supplementary Leverage ratio	5.58	6.95
Citigroup common stockholders’ equity to assets	7.46%	7.88%
Total Citigroup stockholders’ equity to assets	8.26	8.75
Dividend payout ratio(6)	25	14
Total payout ratio(7)	100	35
Book value per common share	$92.03	$88.18	4%
Tangible book value (TBV) per share(4)	79.03	75.50	5

(1)    During the fourth quarter of 2021, Citi reclassified deposit insurance expenses from Interest expense to Other operating expenses for all periods presented. Amount reclassified for the first quarter of 2021 was $340 million.
(2)    Certain series of preferred stock have semiannual payment dates. See Note 20 in Citi’s 2021 Form 10-K.
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
(5)    Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were derived under the Basel III Standardized Approach framework as of March 31, 2022, and under the Basel III Advanced Approaches framework as of March 31, 2021, whereas Citi’s reportable Total Capital ratio was derived under the Basel III Advanced Approaches framework for both periods presented.
(6)    Dividends declared per common share as a percentage of net income per diluted share.
(7)    Total common dividends declared plus common share repurchases as a percentage of net income available to common shareholders (Net income less preferred dividends). See “Consolidated Statement of Changes in Stockholders’ Equity,” Note 9 and “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below for the component details.
NM Not meaningful

SEGMENT REVENUES AND INCOME (LOSS)

REVENUES

	First Quarter
In millions of dollars	2022	2021	% Change
Institutional Clients Group	$11,160	$11,388	(2)%
Personal Banking and Wealth Management	5,905	5,992	(1)
Legacy Franchises	1,931	2,243	(14)
Corporate/Other	190	44	NM
Total Citigroup net revenues	$19,186	$19,667	(2)%

NM Not meaningful
INCOME

	First Quarter
In millions of dollars	2022	2021	% Change
Income (loss) from continuing operations
Institutional Clients Group	$2,658	$5,430	(51)%
Personal Banking and Wealth Management	1,860	2,420	(23)
Legacy Franchises	(385)	320	NM
Corporate/Other	192	(193)	NM
Income from continuing operations	$4,325	$7,977	(46)%
Discontinued operations	$(2)	$(2)	—%
Less: Net income attributable to noncontrolling interests	17	33	(48)
Citigroup’s net income	$4,306	$7,942	(46)%

NM Not meaningful

SEGMENT BALANCE SHEET(1)—MARCH 31, 2022

In millions of dollars	Institutional Clients Group	Personal Banking and Wealth Management	Legacy Franchises	Corporate/Other and consolidating eliminations(2)	Citigroup parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks, net of allowance	$100,393	$5,372	$3,576	$162,746	$—	$272,087
Securities borrowed and purchased under agreements to resell, net of allowance	345,056	—	354	—	—	345,410
Trading account assets	342,986	2,645	1,298	11,068	—	357,997
Investments, net of allowance	132,308	71	1,875	380,348	—	514,602
Loans, net of unearned income and allowance for credit losses on loans	299,351	302,551	42,374	—	—	644,276
Other assets, net of allowance	136,983	27,332	45,430	49,988	—	259,733
Net inter-segment liquid assets(4)	347,381	138,508	27,002	(512,891)	—	—
Total assets	$1,704,458	$476,479	$121,909	$91,259	$—	$2,394,105
Liabilities and equity
Total deposits	$825,515	$451,590	$51,401	$5,205	$—	$1,333,711
Securities loaned and sold under agreements to repurchase	200,623	515	3,349	7	—	204,494
Trading account liabilities	185,652	1,809	250	348	—	188,059
Short-term borrowings	29,759	7	106	272	—	30,144
Long-term debt(3)	70,178	176	555	12,903	170,142	253,954
Other liabilities	116,714	10,494	43,515	14,667	—	185,390
Net inter-segment funding (lending)(3)	276,017	11,888	22,733	57,213	(367,851)	—
Total liabilities	$1,704,458	$476,479	$121,909	$90,615	$(197,709)	$2,195,752
Total stockholders’ equity(5)	—	—	—	644	197,709	198,353
Total liabilities and equity	$1,704,458	$476,479	$121,909	$91,259	$—	$2,394,105

(1)The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reportable segment. The respective segment information depicts the assets and liabilities managed by each segment.
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

INSTITUTIONAL CLIENTS GROUP
Institutional Clients Group (ICG) includes Services, Markets and Banking (for additional information on these businesses, see “Citigroup Operating Segments” above). ICG provides corporate, institutional and public sector clients around the world with a full range of wholesale banking products and services, including fixed income and equity sales and trading, foreign exchange, prime brokerage, derivative services, equity and fixed income research, corporate lending, investment banking and advisory services, cash management, trade finance and securities services. ICG transacts with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity and commodity products. For more information on ICG’s business activities, see “Institutional Clients Group” in Citi’s 2021 Form 10-K.
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in 95 countries and jurisdictions. At March 31, 2022, ICG had $1.7 trillion in assets and $825 billion in deposits. Securities services managed $23.0 trillion in assets under custody and administration at March 31, 2022, of which Citi provided both custody and administrative services to certain clients related to $1.9 trillion of such assets. Managed assets under trust were $4.0 trillion at March 31, 2022. For additional information on these operations, see “Administration and Other Fiduciary Fees” in Note 5.

	First Quarter
In millions of dollars, except as otherwise noted	2022	2021	% Change
Commissions and fees	$1,130	$1,110	2%
Administration and other fiduciary fees	672	657	2
Investment banking	1,039	1,787	(42)
Principal transactions	4,442	3,745	19
Other	93	356	(74)
Total non-interest revenue	$7,376	$7,655	(4)%
Net interest income (including dividends)	3,784	3,733	1
Total revenues, net of interest expense	$11,160	$11,388	(2)%
Total operating expenses	$6,723	$5,932	13%
Net credit losses on loans	$30	$175	(83)%
Credit reserve build (release) for loans	596	(1,103)	NM
Provision (release) for credit losses on unfunded lending commitments	352	(606)	NM
Provisions (releases) for credit losses on HTM debt securities and other assets	(7)	(5)	(40)
Provisions (releases) for credit losses	$971	$(1,539)	NM
Income from continuing operations before taxes	$3,466	$6,995	(50)%
Income taxes	808	1,565	(48)
Income from continuing operations	$2,658	$5,430	(51)%
Noncontrolling interests	18	37	(51)
Net income	$2,640	$5,393	(51)%
Balance Sheet data (in billions of dollars)
EOP assets	$1,704	$1,636	4%
Average assets	1,685	1,649	2
Efficiency ratio	60%	52%
Average loans by reporting unit (in billions of dollars)
Services	$81	$70	16%
Banking	194	197	(2)
Markets	14	14	—
Total	$289	$281	3%
Average deposits by reporting unit (in billions of dollars)
TTS	$664	$653	2%
Securities services	135	128	5
Services	$799	$781	2%
Markets	27	28	(4)
Total	$826	$809	2%

NM Not meaningful

ICG Revenue Details

	First Quarter
In millions of dollars	2022	2021	% Change
Services
Net interest income	$1,907	$1,617	18%
Non-interest revenue	1,541	1,383	11
Total Services revenues	$3,448	$3,000	15%
Net interest income	$1,659	$1,405	18%
Non-interest revenue	931	783	19
TTS revenues	$2,590	$2,188	18%
Net interest income	$248	$212	17%
Non-interest revenue	610	600	2
Securities services revenues	$858	$812	6%
Markets
Net interest income	$1,109	$1,309	(15)%
Non-interest revenue	4,717	4,624	2
Total Markets revenues(1)	$5,826	$5,933	(2)%
Fixed income markets	$4,299	$4,346	(1)%
Equity markets	1,527	1,587	(4)
Total Markets revenues	$5,826	$5,933	(2)%
Rates and currencies	$3,231	$3,024	7%
Spread products / other fixed income	1,068	1,322	(19)
Total Fixed income markets revenues	$4,299	$4,346	(1)%
Banking
Net interest income	$768	$807	(5)%
Non-interest revenue	1,118	1,648	(32)
Total Banking revenues	$1,886	$2,455	(23)%
Investment banking
Advisory	$347	$281	23%
Equity underwriting	185	835	(78)
Debt underwriting	496	682	(27)
Total investment banking revenues	$1,028	$1,798	(43)%
Corporate lending (excluding gains (losses) on loan hedges)(2)	$689	$735	(6)%
Total Banking revenues (excluding gains (losses) on loan hedges)(2)	$1,717	$2,533	(32)%
Gain (loss) on loan hedges(2)	169	(78)	NM
Total Banking revenues (including gains (losses) on loan hedges)(2)	$1,886	$2,455	(23)%
Total ICG revenues, net of interest expense	$11,160	$11,388	(2)%

(1)    Citi assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate Net interest income may be risk managed with derivatives that are recorded in Principal transactions revenue within Non-interest revenue. For a description of the composition of these revenue line items, see Notes 4, 5 and 6.
(2)    Credit derivatives are used to economically hedge a portion of the corporate loan portfolio that includes both accrual loans and loans at fair value. Gains (losses) on loan hedges include the mark-to-market on the credit derivatives and the mark-to-market on the loans in the portfolio that are at fair value. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection. Citigroup’s results of operations excluding the impact of gains (losses) on loan hedges are non-GAAP financial measures.
NM Not meaningful

The discussion of the results of operations for ICG below excludes (where noted) the impact of gains (losses) on hedges of accrual loans, which are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

1Q22 vs. 1Q21
Net income of $2.6 billion decreased 51%, primarily driven by higher cost of credit, lower revenues and higher expenses.
Revenues decreased 2%, primarily reflecting higher Services revenues more than offset by lower Banking and Markets revenues. Services revenues were up 15%, driven by higher revenues in TTS and Securities services. Banking revenues were down 23% (including the impact of gains (losses) on loan hedges), reflecting lower revenues in both Investment banking and Corporate lending (excluding the impact of gains (losses) on loan hedges). Markets revenues were down 2%, reflecting declines in revenues in Fixed income and Equity markets.
Within Services:

•TTS revenues increased 18%, with increases across both net interest income and non-interest revenue. The increase in net interest income was driven by higher deposit balances and spreads, and higher loan volumes, driven by client momentum and the overall market rebound. The increase in non-interest revenue was primarily due to strong fee growth across both cash and trade, reflecting solid client engagement, including higher transaction volumes across cross-border solutions, commercial cards and USD clearing.
•Securities services revenues increased 6%, driven by an increase in fee revenues due to growth in assets under custody and clearing volumes, and net interest income due to higher interest rates across currencies and higher average deposit balances.

Within Markets:

•Total Markets revenues declined 2% versus a strong prior-year quarter. In the current quarter, activity levels benefited from client repositioning and strong risk management, driven by the Federal Reserve Board’s interest rate increases and overall geopolitical and macroeconomic uncertainty. Non-interest revenues increased 2%, reflecting the higher client activity, particularly across rates and currencies, while net interest income decreased 15%, largely reflecting a change in the mix of trading positions.
•Fixed income markets revenues decreased 1%, as growth in EMEA and Latin America was more than offset by a decline in North America. The decline in revenues was largely driven by lower client activity in spread products, partially offset by strength in FX and commodities.
Rates and currencies revenues increased 7%, primarily driven by FX, due to strong client engagement, particularly with corporate clients. Spread products and other fixed income revenues decreased 19%, reflecting lower client activity and a challenging environment due to widening spreads.
•Equity markets revenues decreased 4% reflecting a strong prior-year period comparison, with declines in cash equities, equity derivatives and prime finance. Cash equities revenue decreased, reflecting lower client activity.
Equity derivatives revenue decreased against a strong comparison in the prior-year period. Prime finance revenue decreased driven by lower spreads, partially offset by increased financing balances.

Within Banking:

•Investment banking revenues declined 43%, reflecting a decline in the overall market wallet, as heightened geopolitical uncertainty and the overall macroeconomic backdrop reduced activity in debt and equity capital markets, as well as a decline in wallet share. Advisory revenues increased 23%, primarily reflecting strength in North America and Asia, driven by growth in the market wallet as well as wallet share gains. Equity underwriting revenues decreased 78%, reflecting a decline in North America, EMEA and Asia, driven by a decline in the market wallet, as well as a decline in wallet share. Debt underwriting revenues decreased 27%, reflecting weakness in North America, EMEA and Asia, driven by a decline in the market wallet, as well as a decline in wallet share.
•Corporate lending revenues increased 31%, including the impact of gains (losses) on loan hedges. Excluding the impact of gains (losses) on loan hedges, revenues decreased 6%, primarily due to lower average loans, reflecting continued strong client liquidity positions and higher hedging costs.

Expenses were up 13%, primarily driven by continued investments in Citi’s transformation, business-led investments and higher volume-related expenses, partially offset by productivity savings.
Provisions increased during the quarter to $971 million compared to a benefit of $1.5 billion in the prior-year period, driven by an ACL build.
Net credit losses declined to $30 million from $175 million in the prior-year period, driven by improvements in portfolio credit quality.
The ACL build for the quarter was $941 million compared to a release of $1.7 billion for the prior-year period, primarily driven by a $1.5 billion ACL build related to Citi’s exposures in Russia and the broader impact of the war in Ukraine on the macroeconomic environment, partially offset by strong credit performance across the portfolio. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates” below.
For additional information on ICG’s corporate credit portfolio, see “Managing Global Risk—Credit Risk—Corporate Credit” below.
For additional information on trends in ICG’s deposits and loans, see “Managing Global Risk—Liquidity Risk—Loans” and “—Deposits” below.
For additional information about trends, uncertainties and risks related to ICG’s future results, see “Managing Global Risk—Other Risks—Country Risk—Argentina” and “—Russia” below and “Risk Factors” in Citi’s 2021 Form 10-K.

PERSONAL BANKING AND WEALTH MANAGEMENT

Personal Banking and Wealth Management (PBWM) consists of U.S. Personal Banking and Global Wealth Management (Global Wealth). U.S. Personal Banking includes Retail banking, which provides traditional banking services to retail and small business customers. U.S. Personal Banking’s cards product portfolio includes its proprietary portfolio (Double Cash, Custom Cash, ThankYou and Value cards) and co-branded cards (including, among others, American Airlines and Costco) within Branded cards, as well as its co-brand and private label relationships (including, among others, The Home Depot, Sears, Best Buy and Macy’s) within Retail services. Global Wealth includes Private bank, Wealth at Work and Citigold and provides financial services to the entire continuum of wealth clients—from affluent to ultra-high-net-worth—through banking, lending, mortgages, investment, custody and trust product offerings in approximately 20 countries including the U.S., Mexico and the four wealth management centers: Singapore, Hong Kong, the UAE and London.
At March 31, 2022, U.S. Personal Banking had 658 retail bank branches concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also, as of March 31, 2022, U.S. Personal Banking had $33 billion in retail banking loans and $120 billion in deposits, and $130 billion in outstanding card loan balances.
At March 31, 2022, Global Wealth had a combined $150 billion in loans and $332 billion in deposits.

	First Quarter
In millions of dollars, except as otherwise noted	2022	2021	% Change
Net interest income	$5,385	$5,165	4%
Non-interest revenue	520	827	(37)
Total revenues, net of interest expense	$5,905	$5,992	(1)%
Total operating expenses	$3,889	$3,422	14%
Net credit losses on loans	$691	$990	(30)%
Credit reserve build (release) for loans	(1,062)	(1,542)	31
Provision (release) for credit losses on unfunded lending commitments	(2)	(11)	82
Provisions (release) for benefits and claims, and other assets	(3)	6	NM
Provisions (releases) for credit losses and for benefits and claims (PBC)	$(376)	$(557)	32%
Income (loss) from continuing operations before taxes	$2,392	$3,127	(24)%
Income taxes (benefits)	532	707	(25)
Income (loss) from continuing operations	$1,860	$2,420	(23)%
Noncontrolling interests	—	—	NM
Net income (loss)	$1,860	$2,420	(23)%
Balance Sheet data (in billions of dollars)
EOP assets	$476	$461	3%
Average assets	474	458	3
Average loans	312	303	3
Average deposits	447	397	13
Efficiency ratio	66%	57%
Net credit losses as a percentage of average loans	0.90	1.32
Revenue by reporting unit and component
Branded cards	$2,090	$2,104	(1)%
Retail services	1,299	1,305	—
Retail banking	595	635	(6)
U.S. Personal Banking	$3,984	$4,044	(1)%
Private bank	$779	$786	(1)%
Wealth at Work	183	171	7
Citigold	959	991	(3)
Global Wealth Management	$1,921	$1,948	(1)%
Total	$5,905	$5,992	(1)%

NM Not meaningful

1Q22 vs. 1Q21
Net income was $1.9 billion, compared to $2.4 billion in the prior-year period, largely driven by lower revenues, higher expenses and a lower net ACL release.
Revenues decreased 1%, as higher net interest income was more than offset by lower non-interest revenue.
U.S. Personal Banking revenues decreased 1%, reflecting lower revenues in Retail banking and Branded cards.
Cards revenues decreased 1%. Branded cards revenues decreased 1%, primarily driven by higher payment rates and higher acquisition and rewards costs, reflecting increases in new accounts and customer engagement. Branded card spend volume increased 24%, reflecting a continued recovery in sales activity from the pandemic-driven lower levels in the prior year.
Retail services revenues were largely unchanged, as higher net interest income was offset by higher partner payments, driven by lower net credit losses. For additional information on partner payments, see Note 5. Retail services card spend volume increased 14%, also reflecting a continued recovery in sales activity from the pandemic-driven lower levels in the prior year.
Retail banking revenues decreased 6%, as the benefit of strong deposit growth was more than offset by lower mortgage revenues due to lower mortgage originations. Average deposits increased 9%, driven by higher levels of consumer liquidity and strategic efforts to drive organic growth.
Global Wealth revenues decreased 1%, driven by lower revenues in Asia and Latin America, partially offset by higher revenues in North America and EMEA. The decrease reflected lower client activity in investment products (particularly in Asia), partially offset by higher loans (average loans up 5%) and higher deposit volumes and spreads (average deposits up 14%). Private bank and Citigold revenues were down 1% and 3%, respectively, while Wealth at Work revenues increased 7% with strength across all products.
Expenses increased 14%, primarily driven by transformation and business-led investments, and higher volume-driven expenses, partially offset by productivity savings.
Provisions reflected a benefit of $376 million, compared to a benefit of $557 million in the prior-year period, primarily driven by a lower net ACL release, partially offset by lower net credit losses. Net credit losses decreased 30%, consisting of lower net credit losses in both Branded cards (down 45% to $303 million) and Retail services (down 33% to $252 million), primarily driven by lower loan volumes and improved delinquencies, primarily as a result of the higher payment rates.
The net ACL release was $1.1 billion, compared to a net release of $1.6 billion in the prior-year period. The net ACL release in the current quarter primarily reflected improvement in portfolio credit quality and the continued improvement in the macroeconomic outlook. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates.”
For additional information on U.S. Personal Banking’s Retail banking, and its Branded cards and Retail services portfolios, see “Credit Risk—Consumer Credit.”
For additional information about trends, uncertainties and risks related to PBWM’s future results, see “Executive Summary” above and “Forward-Looking Statements” below, and “Risk Factors—Strategic Risks” in Citi’s 2021 Form 10-K.

LEGACY FRANCHISES

Legacy Franchises includes Asia Consumer Banking (Asia Consumer), representing the operations of the 13 Asia and EMEA exit countries; Mexico Consumer Banking (Mexico Consumer) and Mexico Small Business and Middle-Market Banking (Mexico SBMM), collectively Mexico Consumer/SBMM; and Legacy Holdings Assets (certain North America consumer mortgage loans and other legacy assets).
Asia Consumer provides traditional retail banking and branded card products to retail and small business customers across the 13 Asia and EMEA exit countries. In 2021, Citi entered into agreements to sell its consumer banking businesses in Australia and the Philippines, and made a decision to wind down and close its Korea consumer banking business (see Note 2 for additional information). In early 2022, Citi entered into agreements to sell its consumer banking businesses in Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam.
Mexico Consumer/SBMM provides traditional retail banking and branded card products to consumer and small business customers and provides traditional middle-market banking products and services to commercial customers through Citibanamex. As previously disclosed, Citi is also pursuing an exit of Mexico Consumer/SBMM. For additional information, see Citi’s Current Report on Form 8-K filed with the SEC on January 11, 2022.
At March 31, 2022, on a combined basis, the Legacy Franchises businesses had 1,467 retail branches, $29 billion in retail banking loans and $51 billion in deposits. In addition, the businesses had $8 billion in outstanding card loan balances, and Mexico SBMM had $7 billion in outstanding corporate loan balances. These amounts exclude approximately $29 billion of loans ($20 billion of retail banking loans and $9 billion of credit card loan balances) and $31 billion of deposits, all of which were reclassified to Other assets and Other liabilities held-for-sale (HFS) at March 31, 2022 as a result of Citi’s agreements to sell its consumer banking businesses in the above listed countries. See Note 2 for additional information.

	First Quarter
In millions of dollars, except as otherwise noted(1)	2022	2021	% Change
Net interest income	$1,508	$1,563	(4)%
Non-interest revenue	423	680	(38)
Total revenues, net of interest expense	$1,931	$2,243	(14)%
Total operating expenses	$2,293	$1,752	31%
Net credit losses on loans	$151	$583	(74)%
Credit reserve build (release) for loans	(146)	(582)	75
Provision (release) for credit losses on unfunded lending commitments	124	(9)	NM
Provisions for benefits and claims, HTM debt securities and other assets	31	52	(40)
Provisions for credit losses	$160	$44	NM
Income (loss) from continuing operations before taxes	$(522)	$447	NM
Income taxes (benefits)	(137)	127	NM
Income (loss) from continuing operations	$(385)	$320	NM
Noncontrolling interests	(2)	(3)	NM
Net income (loss)	$(383)	$323	NM
Balance Sheet data (in billions of dollars)
EOP assets	$122	$129	(5)%
Average assets	124	129	(4)
EOP loans	44	80	(45)
EOP deposits	51	87	(41)
Efficiency ratio	119%	78%
Revenue by reporting unit and component
Asia Consumer	$787	$1,075	(27)%
Mexico Consumer/SBMM	1,139	1,137	—
Legacy Holdings Assets	5	31	(84)
Total	$1,931	$2,243	(14)%

NM Not meaningful

1Q22 vs. 1Q21

Net loss was $383 million, compared to net income of $323
million in the prior-year period, reflecting lower revenues, higher expenses and higher cost of credit.
Results for the current quarter included Asia Consumer divestiture-related impacts of $677 million ($588 million after-tax) due to (i) costs consisting of a goodwill write-down of $535 million ($489 million after-tax), recorded in expenses, due to the re-segmentation and timing of divestitures, as well as additional costs related to the Korea voluntary early retirement program (VERP) of $24 million (approximately $18 million after-tax); and (ii) the revenue impact due to a pretax loss from the sale of the Australia consumer business of $(118) million ($81 million after-tax). This pretax loss included an ACL release of $(104) million and a net revenue impact of $(14) million due to contractual adjustments of the divestiture recorded in Other revenue.
Revenues decreased 14%, reflecting lower revenues across Asia Consumer.
Asia Consumer revenues decreased 27%, largely resulting from the Korea wind-down and lower investments and insurance revenues due to muted investment activity in Asia. Average loans decreased 58% and average deposits decreased 57%, due to approximately $27 billion of average loans and approximately $26 billion of average deposits reclassified to held-for-sale as a result of Citi’s entry into agreements to sell its consumer banking businesses in multiple exit markets.
Mexico Consumer/SBMM revenues were largely unchanged. Retail banking revenues increased 2% and cards revenues decreased 2%, the latter due to higher acquisition and rewards costs.
Expenses increased 31%, including the Asia divestiture-related costs. Excluding the Asia divestiture-related costs, expenses decreased 1%, primarily driven by productivity savings, partially offset by continued investments in Citi’s transformation.
Provisions of $160 million compared to $44 million in the prior-year period, primarily driven by a lower net ACL release, partially offset by lower net credit losses. Net credit losses decreased 74%, primarily reflecting lower loan volumes and improved delinquencies.
The net ACL release was $146 million, compared to a release of $582 million in the prior-year period. The net ACL release in the current quarter primarily reflected an improvement in portfolio credit quality. For additional information on Citi’s ACL, see “Significant Accounting Policies and Significant Estimates.”
For additional information about trends, uncertainties and risks related to Legacy Franchises’ future results, see “Executive Summary” above and “Forward-Looking Statements” below, and “Risk Factors—Strategic Risks” in Citi’s 2021 Form 10-K.

CORPORATE/OTHER
Activities not assigned to the operating segments (ICG, PBWM and Legacy Franchises) are included in Corporate/Other. Corporate/Other included certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance-related costs), other corporate expenses and unallocated global operations and technology expenses and income taxes, as well as results of Corporate Treasury investment activities and discontinued operations. At March 31, 2022, Corporate/Other had $92 billion in assets.

	First Quarter
In millions of dollars	2022	2021	% Change
Net interest income	$194	$45	NM
Non-interest revenue	(4)	(1)	NM
Total revenues, net of interest expense	$190	$44	NM
Total operating expenses	$260	$307	(15)%
Provisions (releases) for HTM debt securities and other assets	$—	$(3)	100%
Income (loss) from continuing operations before taxes	$(70)	$(260)	73%
Income taxes (benefits)	(262)	(67)	NM
Income (loss) from continuing operations	$192	$(193)	NM
Income (loss) from discontinued operations, net of taxes	(2)	(2)	—%
Net income (loss) before attribution of noncontrolling interests	$190	$(195)	NM
Noncontrolling interests	1	(1)	NM
Net income (loss)	$189	$(194)	NM

NM Not meaningful

1Q22 vs. 1Q21
Net income was $189 million in the first quarter of 2022, compared to a net loss of $194 million in the prior-year period, primarily driven by higher revenues and lower expenses.
Revenues of $190 million increased from $44 million in the prior-year period, largely reflecting higher net revenue from the investment portfolio.
Expenses decreased 15%, primarily driven by lower consulting expenses, partially offset by investments in Citi’s transformation.
For additional information about trends, uncertainties and risks related to Corporate/Other’s future results, see “Forward-Looking Statements” and “Risk Factors—Strategic Risks” in Citi’s 2021 Form 10-K.

CAPITAL RESOURCES
For additional information about capital resources, including Citi’s capital management, regulatory capital buffers, the stress testing component of capital planning and current regulatory capital standards and developments, see “Capital Resources” and “Risk Factors” in Citi’s 2021 Form 10-K.
During the first quarter of 2022, Citi returned a total of $4.0 billion of capital to common shareholders in the form of $1.0 billion in dividends and $3.0 billion in share repurchases totaling approximately 50 million common shares. For additional information, see “Unregistered Sales of Equity Securities, Repurchases of Equity Securities and Dividends” below.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 (CET1) Capital ratio under the Basel III Standardized Approach was 11.4% as of March 31, 2022, compared to 12.2% as of December 31, 2021, relative to an effective regulatory minimum CET1 Capital ratio requirement of 10.5% under the Standardized Approach for both periods. Citi’s CET1 Capital ratio under the Basel III Advanced Approaches was 11.4% as of March 31, 2022, compared to 12.3% as of December 31, 2021, relative to an effective regulatory minimum CET1 Capital ratio requirement of 10.0% under the Advanced Approaches for both periods. Citi’s CET1 Capital ratio decreased under both the Standardized Approach and Advanced Approaches during the three months ended March 31, 2022, as an increase in risk-weighted assets due to the adoption of SA-CCR (see below), the return of capital to shareholders and interest-rate-driven adverse net movements in AOCI were partially offset by net income of $4.3 billion.

Adoption of the Standardized Approach for Counterparty Credit Risk (SA-CCR)
As previously disclosed, Citi adopted SA-CCR as of January 1, 2022. SA-CCR replaced the Current Exposure Method (CEM), which was the previous methodology used to calculate exposure for derivative contracts.
Adoption of SA-CCR increased Citigroup’s risk-weighted assets measured under the Standardized Approach by approximately $51 billion, which resulted in a 49 basis point decrease to Citigroup’s Common Equity Tier 1 Capital ratio under the Standardized Approach on January 1, 2022. Adoption of SA-CCR also increased Citigroup’s risk-weighted assets measured under the Advanced Approaches by approximately $29 billion, which resulted in a 29 basis point decrease to Citigroup’s CET1 Capital ratio under the Advanced Approaches on January 1, 2022.
For additional information on SA-CCR, see “Capital Resources—Adoption of the Standardized Approach for Counterparty Credit Risk” in Citi’s 2021 Form 10-K.

Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology
As previously disclosed, Citi’s regulatory capital ratios reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. On January 1, 2022, these deferrals commenced phase-in to regulatory capital at 25% per year, which resulted in an approximate 6 basis point decrease to Citigroup’s CET1 Capital ratio. The CECL transition provision will continue to phase-in to regulatory capital on January 1 of each year through January 1, 2025.
For additional information on the impact of the modified CECL transition provision, see “Capital Resources (Full Adoption of CECL)” below, and “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2021 Form 10-K.

Citigroup’s Capital Resources
The following table sets forth Citi’s effective minimum risk-based capital requirements as of March 31, 2022 and December 31, 2021:

	Advanced Approaches		Standardized Approach
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Common Equity Tier 1 Capital ratio(1)	10.0%	10.0%	10.5%	10.5%
Tier 1 Capital ratio(1)	11.5	11.5	12.0	12.0
Total Capital ratio(1)	13.5	13.5	14.0	14.0

(1)Citi’s effective minimum risk-based capital requirements include the 3.0% Stress Capital Buffer and 3.0% GSIB surcharge under the Standardized Approach, and the 2.5% Capital Conservation Buffer and 3.0% GSIB surcharge under the Advanced Approaches (all of which must be composed of Common Equity Tier 1 Capital). Commencing January 1, 2023, Citi’s GSIB surcharge will increase from 3.0% to 3.5%, which will be applicable to both the Standardized Approach and Advanced Approaches.

The following tables set forth Citi’s capital components and ratios:

	Advanced Approaches		Standardized Approach
In millions of dollars, except ratios	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Common Equity Tier 1 Capital(1)	$143,749	$149,305	$143,749	$149,305
Tier 1 Capital	164,015	169,568	164,015	169,568
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	186,980	194,006	197,133	203,838
Total Risk-Weighted Assets	1,259,935	1,209,374	1,263,298	1,219,175
Credit Risk(1)	$885,880	$840,483	$1,178,657	$1,135,906
Market Risk	81,797	78,634	84,641	83,269
Operational Risk	292,258	290,257	—	—
Common Equity Tier 1 Capital ratio(2)	11.41%	12.35%	11.38%	12.25%
Tier 1 Capital ratio(2)	13.02	14.02	12.98	13.91
Total Capital ratio(2)	14.84	16.04	15.60	16.72

In millions of dollars, except ratios	Effective Minimum Requirement	March 31, 2022	December 31, 2021
Quarterly Adjusted Average Total Assets(1)(3)		$2,337,375	$2,351,434
Total Leverage Exposure(1)(4)		2,939,533	2,957,764
Tier 1 Leverage ratio	4.0%	7.02%	7.21%
Supplementary Leverage ratio	5.0	5.58	5.73

(1)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. For additional information, see “Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above and “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2021 Form 10-K.
(2)Citi’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas Citi’s Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
(3)Tier 1 Leverage ratio denominator. Represents quarterly average total assets less amounts deducted from Tier 1 Capital.
(4)Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s risk-based capital ratios at March 31, 2022 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was “well capitalized” under current federal bank regulatory agency definitions as of March 31, 2022.

Components of Citigroup Capital

In millions of dollars	March 31, 2022	December 31, 2021
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$178,845	$183,108
Add: Qualifying noncontrolling interests	126	143
Regulatory capital adjustments and deductions:
Add: CECL transition provision(2)	2,271	3,028
Less: Accumulated net unrealized gains (losses) on cash flow hedges, net of tax	(1,440)	101
Less: Cumulative unrealized net gain (loss) related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	27	(896)
Less: Intangible assets:
Goodwill, net of related DTLs(3)	20,120	20,619
Identifiable intangible assets other than MSRs, net of related DTLs	3,698	3,800
Less: Defined benefit pension plan net assets; other	2,230	2,080
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)	11,701	11,270
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)(5)	1,157	—
Total Common Equity Tier 1 Capital (Standardized Approach and Advanced Approaches)	$143,749	$149,305
Additional Tier 1 Capital
Qualifying noncumulative perpetual preferred stock(1)	$18,864	$18,864
Qualifying trust preferred securities(6)	1,401	1,399
Qualifying noncontrolling interests	30	34
Regulatory capital deductions:
Less: Other	29	34
Total Additional Tier 1 Capital (Standardized Approach and Advanced Approaches)	$20,266	$20,263
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital) (Standardized Approach and Advanced Approaches)	$164,015	$169,568
Tier 2 Capital
Qualifying subordinated debt	$18,660	$20,064
Qualifying trust preferred securities(7)	—	248
Qualifying noncontrolling interests	36	42
Eligible allowance for credit losses(2)(8)	14,758	14,209
Regulatory capital deduction:
Less: Other	336	293
Total Tier 2 Capital (Standardized Approach)	$33,118	$34,270
Total Capital (Tier 1 Capital + Tier 2 Capital) (Standardized Approach)	$197,133	$203,838
Adjustment for excess of eligible credit reserves over expected credit losses(2)(8)	$(10,153)	$(9,832)
Total Tier 2 Capital (Advanced Approaches)	$22,965	$24,438
Total Capital (Tier 1 Capital + Tier 2 Capital) (Advanced Approaches)	$186,980	$194,006

(1)Issuance costs of $131 million related to outstanding noncumulative perpetual preferred stock at March 31, 2022 and December 31, 2021 are excluded from common stockholders’ equity and are netted against such preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.
(2)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. For additional information, see “Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above and “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2021 Form 10-K.
(3)Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

Footnotes continue on the following page.

(4)Of Citi’s $26.7 billion of net DTAs at March 31, 2022, $15.4 billion was included in Common Equity Tier 1 Capital pursuant to the U.S. Basel III rules, while $11.3 billion was excluded. Excluded from Citi’s Common Equity Tier 1 Capital as of March 31, 2022 was $12.9 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit tax carry-forwards as well as timing differences. The amount excluded was reduced by $1.6 billion of net DTLs primarily associated with goodwill and certain other intangible assets that are separately deducted from capital. DTAs arising from tax carry-forwards are required to be entirely deducted from Common Equity Tier 1 Capital under the U.S. Basel III rules. DTAs arising from temporary differences are required to be deducted from capital only if these DTAs exceed 10%/15% limitations under the U.S. Basel III rules.
(5)Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At March 31, 2022, this deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation. At December 31, 2021, none of these assets were in excess of the 10%/15% limitations.
(6)Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.
(7)Represents the amount of non-grandfathered trust preferred securities that were previously eligible for inclusion in Tier 2 Capital under the U.S. Basel III rules. Commencing January 1, 2022, non-grandfathered trust preferred securities have been fully phased out of Tier 2 Capital.
(8)Under the Standardized Approach, the allowance for credit losses is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets, which differs from the Advanced Approaches framework, in which eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets. The total amount of eligible credit reserves in excess of expected credit losses that were eligible for inclusion in Tier 2 Capital, subject to limitation, under the Advanced Approaches framework was $4.6 billion and $4.4 billion at March 31, 2022 and December 31, 2021, respectively.

Citigroup Capital Rollforward

In millions of dollars	Three Months Ended March 31, 2022
Common Equity Tier 1 Capital, beginning of period	$149,305
Net income	4,306
Common and preferred dividends declared	(1,293)
Net increase in treasury stock	(2,504)
Net increase in common stock and additional paid-in capital	47
Net change in foreign currency translation adjustment net of hedges, net of tax	(14)
Net change in unrealized gains (losses) on debt securities AFS, net of tax	(4,277)
Net decrease in defined benefit plans liability adjustment, net of tax	171
Net change in adjustment related to change in fair value of financial liabilities attributable to own creditworthiness, net of tax	(130)
Net decrease in excluded component of fair value hedges	48
Net decrease in goodwill, net of related DTLs	499
Net decrease in identifiable intangible assets other than MSRs, net of related DTLs	102
Net increase in defined benefit pension plan net assets	(186)
Net increase in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	(431)
Net increase in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(1,157)
Net decrease in CECL transition provision	(757)
Other	20
Net decrease in Common Equity Tier 1 Capital	$(5,556)
Common Equity Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$143,749
Additional Tier 1 Capital, beginning of period	$20,263
Net increase in qualifying trust preferred securities	2
Other	1
Net increase in Additional Tier 1 Capital	$3
Tier 1 Capital, end of period (Standardized Approach and Advanced Approaches)	$164,015
Tier 2 Capital, beginning of period (Standardized Approach)	$34,270
Net decrease in qualifying subordinated debt	(1,404)
Net increase in eligible allowance for credit losses	549
Other	(297)
Net decrease in Tier 2 Capital (Standardized Approach)	$(1,152)
Tier 2 Capital, end of period (Standardized Approach)	$33,118
Total Capital, end of period (Standardized Approach)	$197,133
Tier 2 Capital, beginning of period (Advanced Approaches)	$24,438
Net decrease in qualifying subordinated debt	(1,404)
Net increase in excess of eligible credit reserves over expected credit losses	228
Other	(297)
Net decrease in Tier 2 Capital (Advanced Approaches)	$(1,473)
Tier 2 Capital, end of period (Advanced Approaches)	$22,965
Total Capital, end of period (Advanced Approaches)	$186,980

Citigroup Risk-Weighted Assets Rollforward (Basel III Standardized Approach)

In millions of dollars	Three Months Ended March 31, 2022
Total Risk-Weighted Assets, beginning of period	$1,219,175
Changes in Credit Risk-Weighted Assets
General credit risk exposures(1)	3,265
Repo-style transactions(2)	(2,828)
Securitization exposures	(480)
Equity exposures	1,316
Over-the-counter (OTC) derivatives(3)	45,720
Other exposures	494
Off-balance sheet exposures(4)	(4,736)
Net increase in Credit Risk-Weighted Assets	$42,751
Changes in Market Risk-Weighted Assets
Risk levels	$263
Model and methodology updates	1,109
Net increase in Market Risk-Weighted Assets	$1,372
Total Risk-Weighted Assets, end of period	$1,263,298

(1)General credit risk exposures include cash and balances due from depository institutions, securities, and loans and leases. General credit risk exposures increased during the three months ended March 31, 2022 primarily due to increases in wholesale loans and cash deposits.
(2)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three months ended March 31, 2022 primarily due to business activities.
(3)OTC derivatives increased during the three months ended March 31, 2022 primarily due to the adoption of SA-CCR. For additional information, see “Adoption of the Standardized Approach for Counterparty Credit Risk” above and “Capital Resources—Adoption of the Standardized Approach for Counterparty Credit Risk” in Citi’s 2021 Form 10-K.
(4)Off-balance sheet exposures decreased during the three months ended March 31, 2022 primarily due to a decrease in wholesale loan commitments.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended March 31, 2022
Total Risk-Weighted Assets, beginning of period	$1,209,374
Changes in Credit Risk-Weighted Assets
Retail exposures	(1,901)
Wholesale exposures(1)	8,936
Repo-style transactions(2)	(5,751)
Securitization exposures	198
Equity exposures	1,705
Over-the-counter (OTC) derivatives(3)	17,160
Derivatives CVA(3)	25,533
Other exposures	(1,607)
Supervisory 6% multiplier	1,124
Net increase in Credit Risk-Weighted Assets	$45,397
Changes in Market Risk-Weighted Assets
Risk levels	$2,054
Model and methodology updates	1,109
Net increase in Market Risk-Weighted Assets(4)	$3,163
Net increase in Operational Risk-Weighted Assets	$2,001
Total Risk-Weighted Assets, end of period	$1,259,935

(1)Wholesale exposures increased during the three months ended March 31, 2022 mainly due to increases in wholesale loans and cash deposits.
(2)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions. Repo-style transactions decreased during the three months ended March 31, 2022 primarily due to business activities.
(3)OTC derivatives and derivatives CVA both increased during the three months ended March 31, 2022 primarily due to the adoption of SA-CCR. For additional information, see “Adoption of the Standardized Approach for Counterparty Credit Risk” above and “Capital Resources—Adoption of the Standardized Approach for Counterparty Credit Risk” in Citi’s 2021 Form 10-K.
(4)Market risk-weighted assets increased during the three months ended March 31, 2022 primarily due to exposure changes.

Supplementary Leverage Ratio
The following table sets forth Citi’s Supplementary Leverage ratio and related components:

In millions of dollars, except ratios	March 31, 2022	December 31, 2021
Tier 1 Capital	$164,015	$169,568
Total Leverage Exposure
On-balance sheet assets(1)(2)	$2,376,310	$2,389,237
Certain off-balance sheet exposures:(3)
Potential future exposure on derivative contracts	200,710	222,241
Effective notional of sold credit derivatives, net(4)	30,493	23,788
Counterparty credit risk for repo-style transactions(5)	23,902	25,775
Other off-balance sheet exposures	347,053	334,526
Total of certain off-balance sheet exposures	$602,158	$606,330
Less: Tier 1 Capital deductions	38,935	37,803
Total Leverage Exposure	$2,939,533	$2,957,764
Supplementary Leverage ratio	5.58%	5.73%

(1)Represents the daily average of on-balance sheet assets for the quarter.
(2)Citi’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. For additional information, see “Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above and “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2021 Form 10-K.
(3)Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.
(4)Under the U.S. Basel III rules, banking organizations are required to include in Total Leverage Exposure the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.
(5)Repo-style transactions include repurchase and reverse repurchase transactions as well as securities borrowing and securities lending transactions.

As set forth in the table above, Citigroup’s Supplementary Leverage ratio was approximately 5.6% at March 31, 2022, compared to 5.7% at December 31, 2021, as the adverse net movements in AOCI and the return of capital to common shareholders were partially offset by net income.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth the capital components and ratios for Citibank, Citi’s primary subsidiary U.S. depository institution:

		Advanced Approaches(1)		Standardized Approach(1)
In millions of dollars, except ratios	Effective Minimum Requirement(2)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Common Equity Tier 1 Capital(3)		$147,400	$148,548	$147,400	$148,548
Tier 1 Capital		149,527	150,679	149,527	150,679
Total Capital (Tier 1 Capital + Tier 2 Capital)(3)(4)		165,783	166,921	174,315	175,427
Total Risk-Weighted Assets		1,063,411	1,017,774	1,094,456	1,066,015
Credit Risk(3)		$787,496	$737,802	$1,043,646	$1,016,293
Market Risk		48,434	48,089	50,810	49,722
Operational Risk		227,481	231,883	—	—
Common Equity Tier 1 Capital ratio(5)(6)	7.0%	13.86%	14.60%	13.47%	13.93%
Tier 1 Capital ratio(5)(6)	8.5	14.06	14.80	13.66	14.13
Total Capital ratio(5)(6)	10.5	15.59	16.40	15.93	16.46

In millions of dollars, except ratios	Effective Minimum Requirement	March 31, 2022	December 31, 2021
Quarterly Adjusted Average Total Assets(3)(7)		$1,697,393	$1,716,596
Total Leverage Exposure(3)(8)		2,210,947	2,236,839
Tier 1 Leverage ratio(6)	5.0%	8.81%	8.78%
Supplementary Leverage ratio(6)	6.0	6.76	6.74

(1)Certain of the above prior-period amounts have been revised to conform with enhancements made in the current period.
(2)Citibank’s effective minimum risk-based capital requirements are inclusive of the 2.5% Capital Conservation Buffer (all of which must be composed of Common Equity Tier 1 Capital).
(3)Citibank’s regulatory capital ratios and components reflect certain deferrals based on the modified regulatory capital transition provision related to the current expected credit losses (CECL) standard. For additional information, see “Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” above and “Capital Resources—Regulatory Capital Treatment—Modified Transition of the Current Expected Credit Losses Methodology” in Citi’s 2021 Form 10-K.
(4)Under the Advanced Approaches framework, eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets, which differs from the Standardized Approach in which the ACL is eligible for inclusion in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess ACL being deducted in arriving at credit risk-weighted assets.
(5)Citibank’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III Standardized Approach, whereas Citibank’s Total Capital ratio was derived under the Basel III Advanced Approaches framework for all periods presented.
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

As indicated in the table above, Citibank’s capital ratios at March 31, 2022 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was “well capitalized” as of March 31, 2022.

Impact of Changes on Citigroup and Citibank Capital Ratios
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets and quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), as of March 31, 2022. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	0.9	0.8	1.0	0.8	1.2
Standardized Approach	0.8	0.9	0.8	1.0	0.8	1.2
Citibank
Advanced Approaches	0.9	1.3	0.9	1.3	0.9	1.5
Standardized Approach	0.9	1.2	0.9	1.3	0.9	1.5

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.4	0.3	0.3	0.2
Citibank	0.6	0.5	0.5	0.3

Citigroup Broker-Dealer Subsidiaries
At March 31, 2022, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $10 billion, which exceeded the minimum requirement by $5 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total regulatory capital of $28 billion at March 31, 2022, which exceeded the PRA’s minimum regulatory capital requirements.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other principal broker-dealer subsidiaries were in compliance with their regulatory capital requirements at March 31, 2022.

Total Loss-Absorbing Capacity (TLAC)
The table below details Citi’s eligible external TLAC and long-term debt (LTD) amounts and ratios, and each effective minimum TLAC and LTD ratio requirement, as well as the surplus amount in dollars in excess of each requirement.

	March 31, 2022
In billions of dollars, except ratios	External TLAC	LTD
Total eligible amount	$323	$156
% of Standardized Approach risk- weighted assets	25.6%	12.3%
Effective minimum requirement(1)(2)	22.5	9.0
Surplus amount	$39	$42
% of Total Leverage Exposure	11.0%	5.3%
Effective minimum requirement	9.5	4.5
Surplus amount	$44	$23

(1)    External TLAC includes Method 1 GSIB surcharge of 2.0%.
(2)    LTD includes Method 2 GSIB surcharge of 3.0%.

As of March 31, 2022, Citi exceeded each of the minimum TLAC and LTD requirements, resulting in a $23 billion surplus above its binding TLAC requirement of LTD as a percentage of Total Leverage Exposure.
For additional information on Citi’s TLAC-related requirements, see “Capital Resources—Total Loss-Absorbing Capacity (TLAC)” and “Risk Factors—Compliance Risks” in Citi’s 2021 Form 10-K.

Capital Resources (Full Adoption of CECL)(1)
The following tables set forth Citigroup’s and Citibank’s capital components and ratios reflecting the full impact of CECL as of March 31, 2022:

	Citigroup				Citibank
	Effective Minimum Requirement, Advanced Approaches	Effective Minimum Requirement, Standardized Approach	Advanced Approaches	Standardized Approach	Effective Minimum Requirement(2)	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital ratio	10.0%	10.5%	11.19%	11.16%	7.0%	13.67%	13.28%
Tier 1 Capital ratio	11.5	12.0	12.80	12.77	8.5	13.87	13.48
Total Capital ratio	13.5	14.0	14.68	15.40	10.5	15.42	15.74

	Effective Minimum Requirement	Citigroup	Effective Minimum Requirement	Citibank
Tier 1 Leverage ratio	4.0%	6.89%	5.0%	8.69%
Supplementary Leverage ratio	5.0	5.48	6.0	6.67

(1)See footnote 2 on the “Components of Citigroup Capital” table above.
(2)Citibank’s effective minimum requirements were the same under the Standardized Approach and the Advanced Approaches Framework.

Tangible Common Equity, Book Value Per Share, Tangible Book Value Per Share and Return on Equity
Tangible common equity (TCE), as defined by Citi, represents common stockholders’ equity less goodwill and identifiable intangible assets (other than mortgage servicing rights (MSRs)). RoTCE represents net income available to common shareholders as a percentage of average TCE. Tangible book value per share represents TCE divided by common shares outstanding. Other companies may calculate these measures in a different manner. TCE, tangible book value per share and RoTCE are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	March 31, 2022	December 31, 2021
Total Citigroup stockholders’ equity	$197,709	$201,972
Less: Preferred stock	18,995	18,995
Common stockholders’ equity	$178,714	$182,977
Less:
Goodwill	19,865	21,299
Identifiable intangible assets (other than MSRs)	4,002	4,091
Goodwill and identifiable intangible assets (other than MSRs) related to assets held-for-sale (HFS)	1,384	510
Tangible common equity (TCE)	$153,463	$157,077
Common shares outstanding (CSO)	1,941.9	1,984.4
Book value per share (common stockholders’ equity/CSO)	$92.03	$92.21
Tangible book value per share (TCE/CSO)	79.03	79.16

	Three Months Ended March 31,
In millions of dollars	2022	2021
Net income available to common shareholders	$4,027	$7,650
Average common stockholders’ equity	181,169	180,421
Average TCE	155,270	154,723
Return on average common stockholders’ equity	9.0%	17.2%
RoTCE	10.5	20.1

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

CREDIT RISK

For more information on credit risk, including Citi’s credit risk management, measurement and stress testing, and Citi’s consumer and corporate credit portfolios, see “Credit Risk” and “Risk Factors” in Citi’s 2021 Form 10-K.

CORPORATE CREDIT

The following table details Citi’s corporate credit portfolio within ICG and the Mexico SBMM component of Legacy Franchises (excluding certain loans managed on a delinquency basis, loans carried at fair value and loans held-for-sale), and before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	March 31, 2022				December 31, 2021				March 31, 2021
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$164	$117	$21	$302	$145	$119	$20	$284	$141	$120	$21	$282
Unfunded lending commitments (off-balance sheet)(2)	148	268	10	426	147	269	13	429	158	275	11	444
Total exposure	$312	$385	$31	$728	$292	$388	$33	$713	$299	$395	$32	$726

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

Portfolio Mix—Geography and Counterparty
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of this portfolio by region based on Citi’s internal management geography:

	March 31, 2022	December 31, 2021	March 31, 2021
North America	56%	56%	56%
EMEA	25	25	26
Asia	13	13	12
Latin America	6	6	6
Total	100%	100%	100%

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

The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total exposure
	March 31, 2022	December 31, 2021	March 31, 2021
AAA/AA/A	49%	48%	47%
BBB	33	34	33
BB/B	16	16	17
CCC or below	2	2	3
Total	100%	100%	100%

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
Citigroup believes the corporate credit portfolio to be appropriately rated and classified as of March 31, 2022. Citigroup has taken action to adjust internal ratings and classifications of exposures as both the macroeconomic environment and obligor-specific factors have changed, particularly where additional stress has been seen.
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
See Note 13 for additional information on Citi’s corporate credit portfolio.

Portfolio Mix—Industry
Citi’s corporate credit portfolio is diversified by industry. The following table details the allocation of Citi’s total corporate credit portfolio by industry:

	Total exposure
	March 31, 2022	December 31, 2021	March 31, 2021
Transportation and industrials	20%	20%	20%
Technology, media and telecom	12	12	12
Consumer retail	11	11	11
Real estate	9	10	9
Power, chemicals, metals and mining	9	9	9
Banks and finance companies	9	8	8
Asset managers and funds	8	8	8
Energy and commodities	7	7	7
Health	5	5	5
Insurance	4	4	4
Public sector	3	3	4
Financial markets infrastructure	2	2	2
Securities firms	—	—	—
Other industries	1	1	1
Total	100%	100%	100%

The following table details Citi’s corporate credit portfolio by industry as of March 31, 2022:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$147,271	$54,122	$93,149	$110,888	$21,297	$13,854	$1,233	$296	$1	$(8,643)
Autos(4)	49,443	19,203	30,240	39,597	5,815	3,910	121	69	—	(3,221)
Transportation	27,010	11,703	15,307	19,372	2,654	4,340	644	47	—	(1,315)
Industrials	70,818	23,216	47,602	51,919	12,828	5,604	468	180	1	(4,107)
Technology, media and telecom	86,035	31,969	54,066	65,764	16,983	3,175	113	132	—	(6,549)
Consumer retail	79,591	36,130	43,461	61,780	13,633	3,788	390	324	1	(5,000)
Real estate	68,956	46,517	22,439	58,713	6,316	3,918	10	348	—	(752)
Power, chemicals, metals and mining	64,456	21,787	42,669	50,606	11,938	1,656	256	212	—	(5,281)
Power	23,703	5,851	17,852	19,929	3,284	398	92	48	—	(2,555)
Chemicals	26,511	9,272	17,239	21,782	3,987	618	124	127	—	(2,103)
Metals and mining	14,242	6,664	7,578	8,895	4,667	640	40	37	—	(623)
Banks and finance companies	62,266	39,791	22,475	52,668	5,813	3,730	55	98	1	(641)
Asset managers and funds	54,791	25,160	29,631	53,428	1,252	106	5	484	—	(893)
Energy and commodities(5)	54,024	17,741	36,283	44,225	7,549	2,037	214	286	19	(3,680)
Health	35,129	8,968	26,161	29,495	4,691	835	107	107	—	(2,475)
Insurance	30,245	2,880	27,365	29,383	847	15	—	3		(2,654)
Public sector	25,022	13,707	11,315	20,609	1,879	2,407	127	17	4	(1,272)
Financial markets infrastructure	13,133	176	12,957	13,110	23	—	—	—	—	(23)
Securities firms	1,357	520	837	798	387	172	—	2	—	(3)
Other industries	5,628	2,714	2,914	3,031	2,223	340	32	81	5	(4)
Total	$727,904	$302,182	$425,722	$594,498	$94,831	$36,033	$2,542	$2,390	$31	$(37,870)

(1)    Excludes $1.4 billion and $0.1 billion of funded and unfunded exposure at March 31, 2022, respectively, primarily related to the delinquency-managed loans and unearned income. Funded balance also excludes loans carried at fair value of $5.7 billion at March 31, 2022.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $37.9 billion of purchased credit protection, $34.6 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3.3 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $28.4 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.4 billion ($6.6 billion in funded, with more than 99% rated investment grade) as of March 31, 2022.
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of March 31, 2022, Citi’s total exposure to these energy-related entities was approximately $5.3 billion, of which approximately $3.1 billion consisted of direct outstanding funded loans.

The following table details Citi’s corporate credit portfolio by industry as of December 31, 2021:

					Non-investment grade			Selected metrics
In millions of dollars	Total credit exposure	Funded(1)	Unfunded(1)	Investment grade	Non-criticized	Criticized performing	Criticized non-performing(2)	30 days or more past due and accruing	Net credit losses (recoveries)	Credit derivative hedges(3)
Transportation and industrials	$143,445	$51,502	$91,943	$110,047	$19,051	$13,196	$1,151	$384	$127	$(8,791)
Autos(4)	48,210	18,662	29,548	39,824	5,365	2,906	115	49	2	(3,228)
Transportation	26,897	12,085	14,812	19,233	2,344	4,447	873	105	104	(1,334)
Industrials	68,338	20,755	47,583	50,990	11,342	5,843	163	230	21	(4,229)
Technology, media and telecom	84,333	28,542	55,791	64,676	15,873	3,587	197	156	11	(6,875)
Consumer retail	78,994	32,894	46,100	60,686	13,590	4,311	407	224	100	(5,115)
Real estate	69,808	46,220	23,588	58,089	6,761	4,923	35	116	50	(798)
Power, chemicals, metals and mining	65,641	20,224	45,417	53,575	10,708	1,241	117	292	22	(5,808)
Power	26,199	5,610	20,589	22,860	2,832	420	87	100	17	(3,032)
Chemicals	25,550	8,525	17,025	20,788	4,224	528	10	88	6	(2,141)
Metals and mining	13,892	6,089	7,803	9,927	3,652	293	20	104	(1)	(635)
Banks and finance companies	58,252	36,804	21,448	49,465	4,892	3,890	5	150	(5)	(680)
Asset managers and funds	55,517	26,879	28,638	54,119	1,019	377	2	211	—	(869)
Energy and commodities(5)	48,973	13,485	35,488	38,972	7,517	2,220	264	224	78	(3,679)
Health	33,393	8,826	24,567	27,600	4,702	942	149	95	—	(2,465)
Insurance	28,495	3,162	25,333	27,447	987	61	—	2	1	(2,711)
Public sector	23,842	12,464	11,378	21,035	1,527	1,275	5	37	(3)	(1,282)
Financial markets infrastructure	14,341	109	14,232	14,323	18	—	—	—	—	(22)
Securities firms	1,472	613	859	605	816	51	—	4	—	(5)
Other industries	6,591	2,803	3,788	4,151	1,890	489	61	—	5	(169)
Total	$713,097	$284,527	$428,570	$584,790	$89,351	$36,563	$2,393	$1,895	$386	$(39,269)

(1)    Excludes $0.6 billion and $0.1 billion of funded and unfunded exposure at December 31, 2021, respectively, primarily related to the delinquency-managed loans and unearned income. Funded balance also excludes loans carried at fair value of $6.1 billion at December 31, 2021.
(2)    Includes non-accrual loan exposures and criticized unfunded exposures.
(3)    Represents the amount of purchased credit protection in the form of derivatives to economically hedge funded and unfunded exposures. Of the $39.3 billion of purchased credit protection, $36.0 billion represents the total notional amount of purchased credit derivatives on individual reference entities. The remaining $3.3 billion represents the first loss tranche of portfolios of purchased credit derivatives with a total notional of $28.4 billion, where the protection seller absorbs the first loss on the referenced loan portfolios.
(4)    Autos total credit exposure includes securitization financing facilities secured by auto loans and leases, extended mainly to the finance company subsidiaries of global auto manufacturers, bank subsidiaries and independent auto finance companies, of approximately $17.9 billion ($6.5 billion in funded, with more than 99% rated investment grade) as of December 31, 2021.
(5)    In addition to this exposure, Citi has energy-related exposure within the public sector (e.g., energy-related state-owned entities) and the transportation and industrials sector (e.g., off-shore drilling entities) included in the table above. As of December 31, 2021, Citi’s total exposure to these energy-related entities was approximately $5.1 billion, of which approximately $2.6 billion consisted of direct outstanding funded loans.

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
At March 31, 2022, December 31, 2021 and March 31, 2021, ICG had economic hedges on the corporate credit portfolio of $37.9 billion, $39.3 billion and $38.5 billion, respectively. Citigroup’s expected credit loss model used in the calculation of its ACL does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying ICG corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2022	December 31, 2021	March 31, 2021
AAA/AA/A	38%	35%	32%
BBB	46	49	47
BB/B	13	13	18
CCC or below	3	3	3
Total	100%	100%	100%

CONSUMER CREDIT

Consumer Credit Portfolio
The following table shows Citi’s quarterly end-of-period consumer loans(1):

In billions of dollars	1Q21	2Q21	3Q21(2)	4Q21(2)	1Q22(2)
Personal Banking and Wealth Management
U.S. Personal Banking
Cards
Branded cards	$78.5	$82.1	$82.8	$87.9	$85.9
Retail services	42.5	42.7	42.7	46.0	44.1
Retail banking
Mortgages	32.0	31.0	30.5	30.2	30.5
Personal, small business and other	3.6	3.3	2.9	2.8	2.8
Global Wealth Management
Private bank and Wealth at Work(3)	101.5	104.9	105.0	105.3	104.6
Citigold(4)	43.9	44.8	45.3	46.0	45.6
Total	$302.0	$308.8	$309.2	$318.2	$313.5
Legacy Franchises
Asia Consumer(5)	$54.0	$53.5	$42.9	$41.1	$19.5
Mexico Consumer (excludes Mexico SBMM)	13.4	13.5	13.0	13.3	13.6
Legacy Holdings Assets(6)	6.1	5.0	4.2	3.9	3.7
Total	$73.5	$72.0	$60.1	$58.3	$36.8
Total consumer loans	$375.5	$380.8	$369.3	$376.5	$350.3

(1)End-of-period loans include interest and fees on credit cards.
(2)Legacy Franchises—1Q22 Asia Consumer loan balances exclude approximately $29 billion of loans ($20 billion of retail banking loans and $9 billion of credit card loan balances) reclassified to held-for-sale (HFS) (Other assets on the Consolidated Balance Sheet) as a result of Citi’s signed agreements to sell its consumer banking businesses in nine countries (see Legacy Franchises above and Note 2 for additional information). In addition, the Australia consumer banking business was also reclassified to HFS in 3Q21 and 4Q21, and the Philippines consumer banking business was reclassified to HFS in 4Q21, with loans from both businesses excluded from the Asia Consumer loan balances as of such periods.
(3)Primarily consists of residential and commercial real estate lending, margin security-backed financing and other tailored lending programs.
(4)Primarily consists of residential real estate lending, margin security-backed financing and unsecured lending.
(5)Asia Consumer also includes loans and leases in certain EMEA countries for all periods presented.
(6)Primarily consists of certain North America consumer mortgages.

For information on changes to Citi’s consumer loans, see “Liquidity Risk—Loans” below.

Consumer Credit Trends

Personal Banking and Wealth Management (PBWM)

Personal Banking and Wealth Management

PBWM provides mortgage, home equity, small business and personal loans through Citi’s Retail banking network; card products through Branded cards and Retail services businesses; and Private bank loans. The retail bank is concentrated in six major metropolitan cities in the U.S.
As of March 31, 2022, approximately 80% of U.S. Personal Banking consumer loans consisted of Branded cards and Retail services cards, which generally drives the overall credit performance of U.S. Personal Banking.
As shown in the chart above, the net credit loss rate in PBWM for the first quarter of 2022 increased quarter-over-quarter, primarily due to seasonality in U.S. Personal Banking’s cards portfolios, and decreased year-over-year, primarily reflecting the high payment rates in Branded cards and Retail services, driven by government stimulus, and unemployment benefits and consumer relief programs in U.S. Personal Banking.
PBWM’s 90+ days past due delinquency rate remained broadly stable quarter-over-quarter. The 90+ days past due delinquency rate decreased year-over-year, primarily due to the continued impacts of government stimulus, unemployment benefits and consumer relief programs in U.S. Personal Banking.

Branded Cards

U.S. Personal Banking’s Branded cards portfolio includes proprietary and co-branded cards.
As shown in the chart above, the net credit loss rate in Branded cards for the first quarter of 2022 increased quarter-
over-quarter, driven by seasonality, and decreased year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate increased quarter-over-quarter due to seasonality, and decreased year-over year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.

Retail Services

U.S. Personal Banking’s Retail services partners directly with more than 20 retailers and dealers to offer private label and co-branded cards. Retail services’ target market focuses on select industry segments such as home improvement, specialty retail, consumer electronics and fuel.
Retail services continually evaluates opportunities to add partners within target industries that have strong loyalty, lending or payment programs and growth potential.
As shown in the chart above, the net credit loss rate in Retail services for the first quarter of 2022 increased quarter-over-quarter driven by seasonality, and decreased year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs.
The 90+ days past due delinquency rate increased quarter-over-quarter due to seasonality, and decreased year-over-year, primarily reflecting the continued impact of high payment rates, driven by government stimulus. Year-over-year, the payment rates were also impacted by unemployment benefits and consumer relief programs. For additional information on cost of credit, delinquency and other information for Citi’s cards portfolios, see each respective business’s results of operations above and Note 13.

Legacy Franchises
Legacy Franchises provides traditional retail banking and branded card products to retail and small business customers in Asia Consumer and Mexico Consumer.

Asia(1) Consumer
(1)Asia includes Legacy Franchises activities in certain EMEA countries for all periods presented.

Asia Consumer operates in 13 countries and jurisdictions in Asia and EMEA and provides credit cards, consumer mortgages and small business and personal loans.
As shown in the chart above, the first quarter of 2022 net credit loss rate in Asia Consumer decreased quarter-over-quarter and year-over-year, driven by the impact of the charge-off of peak delinquent loans in recent quarters, resulting in lower delinquencies that led to lower net credit losses in the current quarter. The decrease was also driven by the reclassification of approximately $29 billion of loans ($20 billion of retail banking loans and $9 billion of credit card loan balances) to held-for-sale as a result of Citi’s agreements to sell its consumer banking businesses in Australia, the Philippines, Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam (Asia HFS reclass).
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year, mainly driven by the impact of the Asia HFS reclass and the charge-off of peak delinquencies in recent quarters, as elevated losses returned to pre-pandemic levels.
The performance of Asia Consumer’s portfolios continues to reflect the strong credit profiles in the region’s target customer segments. Regulatory changes in many markets in Asia over the past few years have also resulted in improved credit quality.

Mexico Consumer

Mexico Consumer operates in Mexico through Citibanamex and provides credit cards, consumer mortgages and small business and personal loans. Mexico Consumer serves a more mass-market segment in Mexico and focuses on developing multiproduct relationships with customers.
As shown in the chart above, the net credit loss rate in Mexico Consumer for the first quarter of 2022 decreased quarter-over-quarter and year-over-year. The impact of charge-offs of delinquent loans in prior quarters resulted in lower delinquencies that led to lower net credit losses in the current quarter.
The 90+ days past due delinquency rate decreased quarter-over-quarter and year-over-year. The impact of charge-offs of delinquent loans in prior quarters and higher payment rates resulted in a lower 90+ days past due delinquency rate in the current quarter.

For additional information on cost of credit, loan delinquency and other information for Citi’s consumer loan portfolios, see PBWM and Legacy Franchises results of operations above and Note 13.

U.S. Cards FICO Distribution
The following tables show the current FICO score distributions for Citi’s U.S. cards portfolios based on end-of-period receivables. FICO scores are updated monthly for substantially all of the portfolio and on a quarterly basis for the remaining portfolio.

Branded Cards

FICO distribution(1)	March 31, 2022	December 31, 2021	March 31, 2021
> 760	48%	49%	46%
680–760	39	38	40
< 680	13	13	14
Total	100%	100%	100%

Retail Services

FICO distribution(1)	March 31, 2022	December 31, 2021	March 31, 2021
> 760	27%	28%	26%
680–760	44	44	45
< 680	29	28	29
Total	100%	100%	100%

(1)    The FICO bands in the tables are consistent with general industry peer presentations.

The FICO distribution of both cards portfolios remained largely stable compared to the prior quarter and improved compared to the prior year, demonstrating strong underlying credit quality and a benefit from the impacts of government stimulus, unemployment benefits and customer relief programs, as well as lower credit utilization. See Note 13 for additional information on FICO scores.

Additional Consumer Credit Details

Consumer Loan Delinquencies Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 31, 2022	March 31, 2022	December 31, 2021	March 31, 2021	March 31, 2022	December 31, 2021	March 31, 2021
Personal Banking and Wealth Management(3)(4)(5)
Total	$254.8	$1,383	$1,278	$1,558	$1,397	$1,934	$2,078
Ratio		0.54%	0.50%	0.64%	0.55%	0.75%	0.86%
U.S. Cards(4)
Total	$130.0	$910	$871	$1,181	$987	$947	$997
Ratio		0.70%	0.65%	0.98%	0.76%	0.71%	0.82%
Branded cards	85.9	404	389	590	425	408	484
Ratio		0.47%	0.44%	0.75%	0.49%	0.46%	0.62%
Retail services	44.1	506	482	591	562	539	513
Ratio		1.15%	1.05%	1.39%	1.27%	1.17%	1.21%
U.S. Retail Banking and Global Wealth Management(3)(5)	124.8	$473	$407	$377	$410	$987	$1,081
Ratio		0.38%	0.33%	0.31%	0.33%	0.80%	0.89%
Legacy Franchises
Total	$36.8	$432	$613	$960	$316	$546	$874
Ratio		1.19%	1.06%	1.31%	0.87%	0.94%	1.20%
Asia Consumer(6)(7)	19.5	54	209	368	62	285	457
Ratio		0.28%	0.51%	0.68%	0.32%	0.69%	0.85%
Mexico Consumer	13.6	180	183	315	177	173	279
Ratio		1.32%	1.38%	2.35%	1.30%	1.30%	2.08%
Legacy Holdings Assets (consumer)(8)	3.7	198	221	277	77	88	138
Ratio		6.00%	6.31%	4.86%	2.33%	2.51%	2.42%
Global Wealth Management classifiably managed loans(9)	$58.7	N/A	N/A	N/A	N/A	N/A	N/A
Total Citigroup consumer	$350.3	$1,815	$1,891	$2,518	$1,713	$2,480	$2,952
Ratio		0.63%	0.60%	0.80%	0.59%	0.79%	0.94%

(1)End-of-period (EOP) loans include interest and fees on credit cards.
(2)The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.
(3)Excludes EOP classifiably managed Private bank loans. These loans are not included in the delinquency numerator, denominator and ratios.
(4)The 90+ days past due balances for Branded cards and Retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(5)The 90+ days past due and 30–89 days past due and related ratios for Retail banking exclude loans guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. government-sponsored agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $161 million ($0.9 billion), $185 million ($1.1 billion) and $176 million ($0.7 billion) at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $62 million, $74 million and $84 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The EOP loans in the table include the guaranteed loans.
(6)Asia Consumer includes delinquencies and loans in certain EMEA countries for all periods presented.
(7)Citi recently entered into agreements to sell certain Asia consumer banking businesses. Accordingly, the loans of these businesses have been reclassified as HFS in Other assets on the Consolidated Balance Sheet and hence the loans and related delinquencies and ratios are not included in this table. The reclassifications commenced as follows: Australia (3Q21), the Philippines (4Q21) and Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam (1Q22). See Note 2 for additional information.
(8)The 90+ days past due and 30–89 days past due and related ratios exclude U.S. mortgage loans that are primarily related to U.S. mortgages guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for 90+ days past due and (EOP loans) were $124 million ($0.4 billion), $138 million ($0.4 billion) and $169 million ($0.4 billion) at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The amounts excluded for loans 30–89 days past due (the 30–89 days past due EOP loans have the same adjustments as the 90+ days past due EOP loans) were $34 million, $35 million and $55 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The EOP loans in the table include the guaranteed loans.
(9)These loans are evaluated for non-accrual status and write-off based on their internal risk classification and not on their delinquency status.
N/A Not applicable

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	1Q22	1Q22	4Q21	1Q21
Personal Banking and Wealth Management(2)
Total	$312.0	$691	$568	$990
Ratio		0.90%	0.72%	1.32%
U.S. Cards
Total	$128.2	$555	$516	$924
Ratio		1.76%	1.60%	3.06%
Branded cards	84.0	303	284	551
Ratio		1.46%	1.33%	2.84%
Retail services	44.2	252	232	373
Ratio		2.31%	2.10%	3.45%
U.S. Retail banking and Global Wealth Management(2)	183.8	136	52	66
Ratio		0.30%	0.11%	0.15%
Legacy Franchises
Total	$40.2	$150	$213	$573
Ratio		1.51%	1.43%	3.09%
Asia Consumer(3)(4)	23.1	45	102	226
Ratio		0.79%	0.96%	1.67%
Mexico Consumer	13.1	122	130	365
Ratio		3.78%	3.97%	10.65%
Legacy Holdings Assets (consumer)	4.0	(17)	(19)	(18)
Ratio		(1.72)%	(1.70)%	(1.06)%
Total Citigroup	$352.2	$841	$781	$1,563
Ratio		0.97%	0.83%	1.68%

(1)Average loans include interest and fees on credit cards.
(2)The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)Asia Consumer includes NCLs and average loans in certain EMEA countries (Russia, Poland and UAE) for all periods presented.
(4)Citi recently entered into agreements to sell certain Asia consumer banking businesses, which have been reclassified as HFS. As a result, approximately $53 million and $1 million of related net credit losses (NCLs) was recorded as a reduction in revenue (Other revenue) in the first quarter of 2022 and fourth quarter of 2021, respectively. Accordingly, these NCLs are not included in this table. The reclassifications commenced as follows: Australia (3Q21), the Philippines (4Q21) and Bahrain, India, Indonesia, Malaysia, Taiwan, Thailand and Vietnam (1Q22). See Note 2 for additional information.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2022	2021	2021	2021	2021
Consumer loans
In North America offices(1)
Residential first mortgages(2)	$84,569	$83,361	$83,593	$83,227	$82,645
Home equity loans(2)	5,328	5,745	6,194	6,892	7,328
Credit cards	129,989	133,868	125,526	124,823	121,048
Personal, small business and other	41,297	40,713	39,909	40,835	39,748
Total	$261,183	$263,687	$255,222	$255,777	$250,769
In offices outside North America(1)
Residential mortgages(2)	$29,017	$37,889	$46,920	$43,260	$42,676
Credit cards	11,546	17,808	17,763	20,776	21,137
Personal, small business and other	48,582	57,150	49,387	60,991	60,950
Total	$89,145	$112,847	$114,070	$125,027	$124,763
Consumer loans, net of unearned income(3)	$350,328	$376,534	$369,292	$380,804	$375,532
Corporate loans
In North America offices(1)
Commercial and industrial	$54,063	$48,364	$52,988	$49,759	$51,820
Financial institutions	47,930	49,804	44,172	46,369	39,770
Mortgage and real estate(2)	17,536	15,965	16,422	15,801	15,947
Installment and other	18,812	20,143	16,944	16,985	19,347
Lease financing	379	415	425	547	539
Total	$138,720	$134,691	$130,951	$129,461	$127,423
In offices outside North America(1)
Commercial and industrial	$112,732	$102,735	$105,124	$104,857	$101,801
Financial institutions	27,657	22,158	25,013	27,285	26,099
Mortgage and real estate(2)	4,705	4,374	4,749	4,886	5,167
Installment and other	21,275	22,812	25,277	25,092	25,127
Lease financing	47	40	47	54	56
Governments and official institutions	4,205	4,423	4,311	4,395	4,783
Total	$170,621	$156,542	$164,521	$166,569	$163,033
Corporate loans, net of unearned income(4)	$309,341	$291,233	$295,472	$296,030	$290,456
Total loans—net of unearned income	$659,669	$667,767	$664,764	$676,834	$665,988
Allowance for credit losses on loans (ACLL)	(15,393)	(16,455)	(17,715)	(19,238)	(21,638)
Total loans—net of unearned income and ACLL	$644,276	$651,312	$647,049	$657,596	$644,350
ACLL as a percentage of total loans— net of unearned income(5)	2.35%	2.49%	2.69%	2.88%	3.29%
ACLL for consumer loan losses as a percentage of total consumer loans—net of unearned income(5)	3.53%	3.73%	4.09%	4.35%	4.82%
ACLL for corporate loan losses as a percentage of total corporate loans—net of unearned income(5)	1.00%	0.85%	0.91%	0.93%	1.25%
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
(3)Consumer loans are net of unearned income of $591 million, $629 million, $616 million, $633 million and $642 million at March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.
(4)Corporate loans include Mexico SBMM loans and are net of unearned income of $(766) million, $(770) million, $(798) million, $(798) million and $(787) million at March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.
(5)Because loans carried at fair value do not have an ACLL, they are excluded from the ACLL ratio calculation.

Details of Credit Loss Experience

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2022	2021	2021	2021	2021
Allowance for credit losses on loans (ACLL) at beginning of period	$16,455	$17,715	$19,238	$21,638	$24,956
Provision for credit losses on loans (PCLL)
Consumer(1)	$(372)	$(202)	$(180)	$(340)	$(437)
Corporate	632	(108)	(8)	(786)	(1,042)
Total	$260	$(310)	$(188)	$(1,126)	$(1,479)
Gross credit losses on loans
Consumer
In U.S. offices	$947	$802	$893	$1,131	$1,249
In offices outside the U.S.	245	360	449	576	760
Corporate
In U.S. offices	29	27	17	42	153
In offices outside the U.S.	19	90	30	95	46
Total	$1,240	$1,279	$1,389	$1,844	$2,208
Gross recoveries on loans(1)
Consumer
In U.S. offices	$293	$273	$299	$324	$318
In offices outside the U.S.	58	108	121	140	128
Corporate
In U.S. offices	13	8	5	38	8
In offices outside the U.S.	4	24	3	22	6
Total	$368	$413	$428	$524	$460
Net credit losses on loans (NCLs)
In U.S. offices	$670	$548	$606	$811	$1,076
In offices outside the U.S.	202	318	355	509	672
Total	$872	$866	$961	$1,320	$1,748
Other—net(2)(3)(4)(5)(6)(7)	$(450)	$(84)	$(374)	$46	$(91)
Allowance for credit losses on loans (ACLL) at end of period	$15,393	$16,455	$17,715	$19,238	$21,638
ACLL as a percentage of EOP loans(8)	2.35%	2.49%	2.69%	2.88%	3.29%
Allowance for credit losses on unfunded lending commitments (ACLUC)(9)	$2,343	$1,871	$2,063	$2,073	$2,012
Total ACLL and ACLUC	$17,736	$18,326	$19,778	$21,311	$23,650
Net consumer credit losses on loans	$841	$781	$922	$1,243	$1,563
As a percentage of average consumer loans	0.97%	0.83%	0.98%	1.32%	1.68%
Net corporate credit losses on loans	$31	$85	$39	$77	$185
As a percentage of average corporate loans	0.04%	0.11%	0.05%	0.11%	0.26%
ACLL by type at end of period(10)
Consumer	$12,368	$14,040	$15,105	$16,566	$18,096
Corporate	3,025	2,415	2,610	2,672	3,542
Total	$15,393	$16,455	$17,715	$19,238	$21,638

(1)Citi had a change in accounting related to its variable post-charge-off third-party collection costs that was recorded as an adjustment to its January 1, 2020 opening allowance for credit losses on loans of $443 million. See Note 1.
(2)Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.
(3)The first quarter of 2022 includes an approximate $350 million reclass related to the announced sales of Citi’s consumer banking businesses in Thailand, India, Malaysia, Taiwan, Indonesia, Bahrain and Vietnam. The ACLL was reclassified to Other assets during 1Q22. 1Q22 consumer also includes a decrease of approximately $100 million related to FX translation.
(4)The fourth quarter of 2021 includes an approximate $90 million reclass related to the announced sale of Citi’s consumer banking operations in the Philippines. The ACLL was reclassified to Other assets during 4Q21. 4Q21 consumer also includes a decrease of approximately $6 million related to FX translation.
(5)The third quarter of 2021 includes an approximate $280 million reclass related to the announced sale of Citi’s consumer banking business in Australia. The ACLL was reclassified to Other assets during 3Q21. 3Q21 consumer also includes a decrease of approximately $93 million related to FX translation.

(6)The second quarter of 2021 includes an increase of approximately $62 million related to FX translation.
(7)The first quarter of 2021 includes a decrease of approximately $108 million related to FX translation.
(8)March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021 exclude $5.7 billion, $6.1 billion, $7.2 billion, $7.7 billion and $7.5 billion, respectively, of loans that are carried at fair value.
(9)Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.
(10)See “Significant Accounting Policies and Significant Estimates” below. Attribution of the allowance is made for analytical purposes only and is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Credit Losses on Loans (ACLL)
The following tables detail information on Citi’s ACLL, loans and coverage ratios:

	March 31, 2022
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$9.9	$130.0	7.6%
North America mortgages	0.4	89.9	0.4
North America other	0.4	41.3	1.0
International cards	0.9	11.5	7.8
International other(3)	0.8	77.6	1.0
Total	$12.4	$350.3	3.5%
Corporate
Commercial and industrial	$2.1	$163.4	1.3%
Financial institutions	0.2	75.3	0.3
Mortgage and real estate	0.3	22.2	1.4
Installment and other	0.4	42.8	0.9
Total	$3.0	$303.7	1.0%
Loans at fair value(1)	N/A	$5.7	N/A
Total Citigroup	$15.4	$659.7	2.4%

(1)Loans carried at fair value do not have an ACLL and are excluded from the ACLL ratio calculation.
(2)Includes both Branded cards and Retail services. The $9.9 billion of loan loss reserves represented approximately 53 months of coincident net credit loss coverage. As of March 31, 2022, Branded cards ACLL as a percentage of EOP loans was 6.6% and Retail services ACLL as a percentage of EOP loans was 9.5%.
(3)Includes mortgages and other retail loans.
N/A Not applicable

	December 31, 2021
In billions of dollars	ACLL	EOP loans, net of unearned income	ACLL as a percentage of EOP loans(1)
Consumer
North America cards(2)	$10.8	$133.9	8.1%
North America mortgages	0.5	89.1	0.6
North America other	0.4	40.7	1.0
International cards	1.2	17.8	6.7
International other(3)	1.2	95.0	1.3
Total	$14.1	$376.5	3.7%
Corporate
Commercial and industrial	$1.6	$147.0	1.1%
Financial institutions	0.3	71.8	0.4
Mortgage and real estate	0.3	20.3	1.5
Installment and other	0.2	46.1	0.4
Total	$2.4	$285.2	0.8%
Loans at fair value(1)	N/A	$6.1	N/A
Total Citigroup	$16.5	$667.8	2.5%

(1)Loans carried at fair value do not have an ACLL and are excluded from the ACLL ratio calculation.

(2)Includes both Branded cards and Retail services. The $10.8 billion of loan loss reserves represented approximately 63 months of coincident net credit loss coverage. As of December 31, 2021, Branded cards ACLL as a percentage of EOP loans was 7.1% and Retail services ACLL as a percentage of EOP loans was 10.0%.
(3)Includes mortgages and other retail loans.
N/A Not applicable

The following table details Citi’s corporate credit ACLL by industry exposure:

	March 31, 2022
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$54,122	$629	1.2%
Technology, media and telecom	31,969	181	0.6
Consumer retail	36,130	437	1.2
Real estate	46,517	411	0.9
Power, chemicals, metals and mining	21,787	511	2.3
Banks and finance companies	39,791	118	0.3
Asset managers and funds	25,160	27	—
Energy and commodities	17,741	272	1.5
Health	8,968	76	0.8
Insurance	2,880	8	0.3
Public sector	13,707	133	1.0
Financial markets infrastructure	176	—	—
Securities firms	520	3	0.6
Other industries	2,714	213	7.8
Total classifiably managed loans(2)	$302,182	$3,019	1.0%
Loans managed on a delinquency basis(3)	$1,468	$6	0.4%
Total	$303,650	$3,025	1.0%

(1)    Funded exposure excludes loans carried at fair value of $5.7 billion that are not subject to ACLL under the CECL standard.
(2)    As of March 31, 2022, the ACLL shown above reflects coverage of 0.4% of funded investment-grade exposure and 3.0% of funded non-investment-grade exposure.
(3)    Primarily associated with delinquency-managed loans including commercial credit cards and other loans at March 31, 2022.

The following table details Citi’s corporate credit ACLL by industry exposure:

	December 31, 2021
In millions of dollars, except percentages	Funded exposure(1)	ACLL	ACLL as a % of funded exposure
Transportation and industrials	$51,502	$597	1.2%
Technology, media and telecom	28,542	170	0.6
Consumer retail	32,894	288	0.9
Real estate	46,220	509	1.1
Power, chemicals, metals and mining	20,224	151	0.7
Banks and finance companies	36,804	197	0.5
Asset managers and funds	26,879	34	0.1
Energy and commodities	13,485	268	2.0
Health	8,826	73	0.8
Insurance	3,162	8	0.3
Public sector	12,464	74	0.6
Financial markets infrastructure	109	—	—
Securities firms	613	10	1.6
Other industries	2,803	28	1.0
Total classifiably managed loans(2)	$284,527	$2,407	0.8%
Loans managed on a delinquency basis(3)	$636	$8	1.3%
Total	$285,163	$2,415	0.8%

(1)    Funded exposure excludes loans carried at fair value of $6.1 billion that are not subject to ACLL under the CECL standard.
(2)    As of December 31, 2021, the ACLL shown above reflects coverage of 0.7% of funded investment-grade exposure and 2.3% of funded non-investment-grade exposure.
(3)    Primarily associated with delinquency-managed loans including commercial credit cards and other loans at December 31, 2021.

Non-Accrual Loans and Assets and Renegotiated Loans
For additional information on Citi’s non-accrual loans and assets and renegotiated loans, see “Non-Accrual Loans and Assets and Renegotiated Loans” in Citi’s 2021 Form 10-K.

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

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2022	2021	2021	2021	2021
Corporate non-accrual loans by region(1)(2)(3)
North America	$462	$510	$923	$895	$1,211
EMEA	688	367	407	447	562
Latin America	631	568	679	767	739
Asia	85	108	110	141	204
Total	$1,866	$1,553	$2,119	$2,250	$2,716
Corporate non-accrual loans(1)(2)(3)
Banking	$1,323	$1,239	$1,739	$1,852	$2,362
Services	297	70	74	81	84
Markets	13	12	13	12	20
Mexico SBMM	233	232	293	305	250
Total	$1,866	$1,553	$2,119	$2,250	$2,716
Consumer non-accrual loans(1)
Personal Banking and Global Wealth Management	$586	$680	$637	$711	$817
Asia Consumer(4)	38	209	259	303	292
Mexico Consumer	512	524	549	612	720
Legacy Holdings Assets—Consumer	381	413	425	506	545
Total	$1,517	$1,826	$1,870	$2,132	$2,374
Total non-accrual loans	$3,383	$3,379	$3,989	$4,382	$5,090

(1)Corporate loans are placed on non-accrual status based upon a review by Citigroup’s risk officers. Corporate non-accrual loans may still be current on interest payments. With limited exceptions, the following practices are applied for consumer loans: consumer loans, excluding credit cards and mortgages, are placed on non-accrual status at 90 days past due, and are charged off at 120 days past due; residential mortgage loans are placed on non-accrual status at 90 days past due and written down to net realizable value at 180 days past due. Consistent with industry conventions, Citigroup generally accrues interest on credit card loans until such loans are charged off, which typically occurs at 180 days contractual delinquency. As such, the non-accrual loan disclosures do not include credit card loans. The balances above represent non-accrual loans within Consumer loans and Corporate loans on the Consolidated Balance Sheet. The increase in corporate non-accrual loans relates to Russia exposures, which are adequately reserved for.
(2)Approximately 66%, 56%, 58%, 55% and 54% of Citi’s corporate non-accrual loans were performing at March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively.
(3)The March 31, 2022 total corporate non-accrual loans represented 0.60% of total corporate loans.
(4)    Asia Consumer includes balances in certain EMEA countries for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of quarter	$1,553	$1,826	$3,379	$3,046	$2,621	$5,667
Additions	820	299	1,119	475	698	1,173
Sales and transfers to HFS	(1)	(188)	(189)	(56)	(58)	(114)
Returned to performing	(133)	(179)	(312)	—	(235)	(235)
Paydowns/settlements	(323)	(96)	(419)	(549)	(174)	(723)
Charge-offs	(49)	(155)	(204)	(189)	(449)	(638)
Other	(1)	10	9	(11)	(29)	(40)
Ending balance	$1,866	$1,517	$3,383	$2,716	$2,374	$5,090

The table below summarizes Citigroup’s other real estate owned (OREO) assets. OREO is recorded on the Consolidated Balance Sheet within Other assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2022	2021	2021	2021	2021
OREO
North America	$14	$15	$10	$12	$14
EMEA	—	—	—	—	—
Latin America	7	8	10	11	10
Asia	5	4	1	10	19
Total OREO	$26	$27	$21	$33	$43
Non-accrual assets
Corporate non-accrual loans	$1,866	$1,553	$2,119	$2,250	$2,716
Consumer non-accrual loans	1,517	1,826	1,870	2,132	2,374
Non-accrual loans (NAL)	$3,383	$3,379	$3,989	$4,382	$5,090
OREO	$26	$27	$21	$33	$43
Non-accrual assets (NAA)	$3,409	$3,406	$4,010	$4,415	$5,133
NAL as a percentage of total loans	0.51%	0.51%	0.60%	0.65%	0.76%
NAA as a percentage of total assets	0.14	0.15	0.17	0.19	0.22
ACLL as a percentage of NAL(1)	455%	487%	444%	439%	425%

(1)The ACLL includes the allowance for Citi’s credit card portfolios and purchased credit-deteriorated loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios).

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs:

In millions of dollars	Mar. 31, 2022	Dec. 31, 2021
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$96	$103
Mortgage and real estate	1	2
Financial institutions	—	—
Other	19	20
Total	$116	$125
In offices outside the U.S.
Commercial and industrial(2)	$109	$133
Mortgage and real estate	19	18
Financial institutions	—	—
Other	4	8
Total	$132	$159
Total corporate renegotiated loans	$248	$284
Consumer renegotiated loans(3)
In U.S. offices
Mortgage and real estate	$1,509	$1,484
Cards	1,213	1,269
Installment and other	23	26
Total	$2,745	$2,779
In offices outside the U.S.
Mortgage and real estate	$164	$227
Cards	76	313
Installment and other	109	428
Total	$349	$968
Total consumer renegotiated loans	$3,094	$3,747

(1)Includes $204 million and $284 million of non-accrual loans included in the non-accrual loans table above at March 31, 2022 and December 31, 2021, respectively. The remaining loans are accruing interest.
(2)In addition to modifications reflected as TDRs at March 31, 2022 and December 31, 2021, Citi may have modifications that were not considered TDRs because the modifications did not involve a concession or because they qualified for exemptions from TDR accounting provided by the CARES Act or the interagency guidance.
(3)Includes $586 million and $664 million of non-accrual loans included in the non-accrual loans table above at March 31, 2022 and December 31, 2021, respectively. The remaining loans were accruing interest.

LIQUIDITY RISK

For additional information on funding and liquidity at Citi, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors—Liquidity Risks” in Citi’s 2021 Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Citi non-bank and other entities			Total
In billions of dollars	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021
Available cash	$214.9	$253.6	$276.6	$2.2	$2.6	$3.0	$217.1	$256.2	$279.6
U.S. sovereign	139.7	119.6	85.0	57.5	63.1	67.7	197.2	182.7	152.7
U.S. agency/agency MBS	49.8	45.0	37.0	5.2	5.7	6.3	55.0	50.7	43.3
Foreign government debt(1)	53.8	48.9	43.6	13.8	13.6	13.7	67.6	62.5	57.3
Other investment grade	1.9	1.6	1.4	1.4	0.8	0.6	3.3	2.4	2.0
Total HQLA (AVG)	$460.1	$468.7	$443.6	$80.1	$85.8	$91.3	$540.2	$554.5	$534.8
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

The table above includes average amounts of HQLA held at Citigroup’s operating entities that are eligible for inclusion in the calculation of Citigroup’s consolidated Liquidity Coverage ratio (LCR), pursuant to the U.S. LCR rules. These amounts include the HQLA needed to meet the minimum requirements at these entities and any amounts in excess of these minimums that are assumed to be transferable to other entities within Citigroup. Citigroup’s average HQLA for the first quarter of 2022 decreased quarter-over-quarter, primarily reflecting a reduction in average deposits, partially offset by an increase in unsecured benchmark senior debt.
As of March 31, 2022, Citigroup had approximately $965 billion of available liquidity resources to support client and business needs, including end-of-period HQLA assets; additional unencumbered securities, including excess liquidity held at bank entities that is non-transferable to other entities within Citigroup; and available assets not already accounted for within Citi’s HQLA to support Federal Home Loan Bank (FHLB) and Federal Reserve Bank discount window borrowing capacity.

Short-Term Liquidity Measurement: Liquidity Coverage Ratio (LCR)
In addition to internal 30-day liquidity stress testing performed for Citi’s major entities, operating subsidiaries and countries, Citi also monitors its liquidity by reference to the LCR. The table below details the components of Citi’s LCR calculation and HQLA in excess of net outflows for the periods indicated:

In billions of dollars	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021
HQLA	$540.2	$554.5	$534.8
Net outflows	466.2	482.9	463.7
LCR	116%	115%	115%
HQLA in excess of net outflows	$74.0	$71.6	$71.1

Note: The amounts are presented on an average basis.

As of March 31, 2022, Citigroup’s average LCR increased from the quarter ended December 31, 2021. The increase was primarily driven by a reduction in non-operational deposit outflows, partially offset by a decrease in average HQLA.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
As previously disclosed, in October 2020, the U.S. banking agencies adopted a final rule to assess the availability of a bank’s stable funding against a required level.
The final rule became effective beginning July 1, 2021, while public disclosure requirements to report the ratio will occur on a semiannual basis beginning June 30, 2023. Citi was in compliance with the final rule as of March 31, 2022.

Loans
The table below details the average loans, by business and/or segment, and the total Citigroup end-of-period loans for each of the periods indicated:

In billions of dollars	1Q22	4Q21	1Q21
Personal Banking and Wealth Management
U.S. Retail banking	$33	$34	$36
U.S. Cards	128	128	123
Global Wealth Management	151	150	144
Total	$312	$312	$303
Institutional Clients Group
Services	$81	$77	$70
Banking	194	195	197
Markets	14	17	14
Total	$289	$289	$281
Total Legacy Franchises(1)	$48	$66	$82
Total Citigroup loans (AVG)	$649	$667	$666
Total Citigroup loans (EOP)	$660	$668	$666

(1)See footnote 2 to the table in “Credit Risk—Consumer Credit—Consumer Credit Portfolio” above.

End-of-period loans decreased 1% year-over-year and sequentially.
On an average basis, loans declined 3% both year-over-year and sequentially, driven by lower loans in Legacy Franchises, primarily reflecting the impact of held-for-sale accounting as a result of the entry into sale agreements for consumer franchises in Asia and EMEA. PBWM average loans increased 3% year-over-year, primarily driven by secured lending in the Private bank, including residential real estate lending. ICG average loans increased 3% year-over-year as a result of growth in trade loans within TTS.

Deposits
The table below details the average deposits, by business and/or segment, and the total Citigroup end-of-period deposits for each of the periods indicated:

In billions of dollars	1Q22	4Q21	1Q21
Personal Banking and Wealth Management
U.S. Personal Banking	$118	$114	$108
Global Wealth Management	329	323	289
Total	$447	$437	$397
Institutional Clients Group
TTS	$664	$684	$653
Securities services	135	140	128
Markets	27	28	28
Total	$826	$852	$809
Legacy Franchises(1)	$55	$74	$87
Corporate/Other	$6	$7	$11
Total Citigroup deposits (AVG)	$1,334	$1,370	$1,304
Total Citigroup deposits (EOP)	$1,334	$1,317	$1,301

(1)See footnote 2 to the table in “Credit Risk—Consumer Credit—Consumer Credit Portfolio” above.

End-of-period deposits increased 3% year-over-year and 1% sequentially.
On an average basis, deposits increased 2% year-over-year and declined 3% sequentially. The year-over-year increase in average deposits reflected a continuation of elevated levels of liquidity in the financial system as well as client engagement, partially offset by the impact of held-for-
sale accounting as a result of the entry into sale agreements for consumer franchises in Asia and EMEA. Average deposits in PBWM increased 13%, led by growth in the Private bank. ICG average deposits grew 2% year-over-year, driven by an increase across both TTS and Securities services.

Long-Term Debt
The weighted-average maturity of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year was approximately 8.5 years as of March 31, 2022, compared to 8.9 years as of the prior year and 8.6 years as of the prior quarter. The weighted-average maturity is calculated based on the contractual maturity of each security. For securities that are redeemable prior to maturity at the option of the holder, the weighted-average maturity is calculated based on the earliest date an option becomes exercisable.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s end-of-period total long-term debt outstanding for each of the dates indicated:

In billions of dollars	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021
Non-bank(1)
Benchmark debt:
Senior debt	$122.2	$117.8	$120.1
Subordinated debt	24.7	25.7	25.9
Trust preferred	1.6	1.7	1.7
Customer-related debt	78.4	78.3	66.2
Local country and other(2)	7.8	7.3	5.9
Total non-bank	$234.7	$230.8	$219.8
Bank
FHLB borrowings	$1.0	$5.3	$10.9
Securitizations(3)	9.5	9.6	12.8
Citibank benchmark senior debt	3.5	3.6	9.2
Local country and other(2)	5.3	5.1	3.6
Total bank	$19.3	$23.6	$36.5
Total long-term debt	$254.0	$254.4	$256.3

Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet that, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.
(1)Non-bank includes long-term debt issued to third parties by the parent holding company (Citigroup) and Citi’s non-bank subsidiaries (including broker-dealer subsidiaries) that are consolidated into Citigroup. As of March 31, 2022, non-bank included $64.5 billion of long-term debt issued by Citi’s broker-dealer and other subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.
(2)Local country and other includes debt issued by Citi’s affiliates in support of their local operations. Within non-bank, certain secured financing is also included.
(3)Predominantly credit card securitizations, primarily backed by Branded cards receivables.

Citi’s total long-term debt outstanding was largely unchanged year-over-year, as declines in FHLB borrowings and unsecured benchmark senior debt at the bank were offset by the issuance of customer-related debt at the non-bank entities. Sequentially, long-term debt outstanding was largely unchanged as decreases in FHLB borrowings at the bank were mostly offset by an increase in unsecured benchmark senior debt at the non-bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to redeem or repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such redemptions and repurchases help reduce Citi’s overall funding costs. During the first quarter of 2022, Citi redeemed or repurchased an aggregate of approximately $5.7 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q22		4Q21		1Q21
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Non-bank
Benchmark debt:
Senior debt	$4.6	$13.8	$8.7	$4.0	$4.3	$2.5
Subordinated debt	—	—	—	—	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt	7.5	14.5	7.2	11.2	8.6	12.2
Local country and other	0.3	0.9	0.3	0.3	1.4	0.5
Total non-bank	$12.4	$29.2	$16.2	$15.5	$14.3	$15.2
Bank
FHLB borrowings	$4.3	$—	$0.5	$—	$—	$—
Securitizations	—	—	1.3	—	3.7	—
Citibank benchmark senior debt	—	—	—	—	4.3	—
Local country and other	0.4	0.5	0.5	1.2	0.1	0.3
Total bank	$4.7	$0.5	$2.3	$1.2	$8.1	$0.3
Total	$17.1	$29.7	$18.5	$16.7	$22.4	$15.5

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2022, as well as its aggregate expected remaining long-term debt maturities by year as of March 31, 2022:

	1Q22	Maturities
In billions of dollars		2022	2023	2024	2025	2026	2027	Thereafter	Total
Non-bank
Benchmark debt:
Senior debt	$4.6	$5.7	$10.4	$10.8	$10.3	$22.0	$7.3	$55.7	$122.2
Subordinated debt	—	0.8	1.3	1.0	5.0	2.4	3.8	10.3	24.7
Trust preferred	—	—	—	—	—	—	—	1.6	1.6
Customer-related debt	7.5	8.2	11.0	9.9	6.3	5.3	4.1	33.6	78.4
Local country and other	0.3	1.7	2.7	—	—	0.7	—	2.7	7.8
Total non-bank	$12.4	$16.4	$25.4	$21.7	$21.6	$30.4	$15.2	$103.9	$234.7
Bank
FHLB borrowings	$4.3	$1.0	$—	$—	$—	$—	$—	$—	$1.0
Securitizations	—	2.0	3.4	1.3	0.3	—	0.8	1.7	9.5
Citibank benchmark senior debt	—	0.9	—	2.6	—	—	—	—	3.5
Local country and other	0.4	1.4	0.7	1.4	0.2	0.1	—	1.5	5.3
Total bank	$4.7	$5.3	$4.1	$5.3	$0.5	$0.1	$0.8	$3.2	$19.3
Total long-term debt	$17.1	$21.7	$29.5	$27.0	$22.1	$30.5	$16.0	$107.1	$254.0

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
Secured funding of $204 billion as of March 31, 2022 decreased 7% from the prior-year period and increased 7% sequentially, driven by normal business activity. The average balance for secured funding was approximately $210 billion for the quarter ended March 31, 2022.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and establishing minimum required funding tenors. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of March 31, 2022.
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

Short-Term Borrowings
Citi’s short-term borrowings of $30 billion decreased 6% year-over-year, reflecting a decline in FHLB advances, partially offset by commercial paper issuance. On a sequential basis, short-term borrowing increased 8%, driven primarily by commercial paper issuance (see Note 16 for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Credit Ratings
While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were A/A-1 at S&P Global Ratings and A+/F1 at Fitch as of March 31, 2022.

Ratings as of March 31, 2022

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A+	F1	Stable
Moody’s Investors Service (Moody’s)	A3	P-2	Stable	Aa3	P-1	Stable
S&P Global Ratings (S&P)	BBB+	A-2	Stable	A+	A-1	Stable

Potential Impacts of Ratings Downgrades
Ratings downgrades by Moody’s, Fitch or S&P could negatively impact Citigroup’s and/or Citibank’s funding and liquidity due to reduced funding capacity, including derivative triggers, which could take the form of cash obligations and collateral requirements.
For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors—Liquidity Risks” and “Credit Ratings” in Citi’s 2021 Form 10-K.

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of March 31, 2022, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $1.1 billion, compared to $0.8 billion as of December 31, 2021. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of March 31, 2022, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity due to derivative triggers by approximately $0.6 billion, unchanged from December 31, 2021. Other funding sources, such as secured funding transactions and other margin requirements, for which there are no explicit triggers, could also be adversely impacted.
In total, as of March 31, 2022, Citi estimates that a one-notch downgrade of Citigroup and Citibank across all three major rating agencies could result in increased aggregate cash obligations and collateral requirements of approximately $1.7 billion, compared to $1.4 billion as of December 31, 2021 (see also Note 19). As detailed under “High-Quality Liquid Assets (HQLA)” above, Citigroup has various liquidity resources available to its bank and non-bank entities in part as a contingency for the potential events described above.

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential downgrade of Citibank’s senior debt/long-term rating across any of the three major rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of March 31, 2022, Citibank had liquidity commitments of approximately $9.1 billion to consolidated asset-backed commercial paper conduits, compared to $9.0 billion as of December 31, 2021 (see Note 18 for additional information).
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

MARKET RISK

Market risk arises from both Citi’s trading and non-trading portfolios. For additional information on market risk and market risk management at Citi, see “Market Risk” and “Risk Factors” in Citi’s 2021 Form 10-K.

Market Risk of Non-Trading Portfolios
The following table sets forth the estimated impact to Citi’s net interest income (referred to as interest rate exposure or IRE), AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point (bps) increase in interest rates:

In millions of dollars, except as otherwise noted	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021
Estimated annualized impact to net interest income
U.S. dollar(1)	$482	$563	$102
All other currencies	705	612	636
Total	$1,187	$1,175	$738
As a percentage of average interest-earning assets	0.05%	0.05%	0.03%
Estimated initial negative impact to AOCI (after-tax)(2)	$(3,439)	$(4,609)	$(5,395)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)	(18)	(30)	(32)

(1)Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest income in the table, since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(127) million for a 100 bps instantaneous increase in interest rates as of March 31, 2022.
(2)Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

The estimated impact to Citi’s net interest income (IRE) was largely unchanged from the fourth quarter of 2021, with increased expected gains in non-USD currencies offset by decreased expected gains due to USD rate moves.
The decline in the estimated impact to AOCI primarily reflected a continuation of the positioning strategy of Citi’s investment securities and related interest rate derivatives portfolio.
In the event of a parallel instantaneous 100 bps increase in interest rates, as of March 31, 2022, Citi expects that the $3.4 billion initial negative impact to AOCI would be offset in stockholders’ equity through the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over approximately 15 months.

Citi is planning to transition the sensitivity analysis for its net interest income, employing enhanced methodologies and changes to certain assumptions. The changes include, among other things, assumptions around the projected balance sheet (holding it static), coupled with revisions to the treatment of certain business contributions to IRE. These changes will be implemented and disclosed before the end of 2022 and will result in a better reflection of the nature of the portfolios.
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

In millions of dollars, except as otherwise noted	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5
Overnight rate change (bps)	100	100	—	—	(100)
10-year rate change (bps)	100	—	100	(100)	(100)
Estimated annualized impact to net interest income
U.S. dollar	$482	$604	$27	$(36)	$(752)
All other currencies	705	660	41	(41)	(523)
Total	$1,187	$1,264	$68	$(77)	$(1,275)
Estimated initial impact to AOCI (after-tax)(1)	$(3,439)	$(1,844)	$(1,213)	$796	$3,041
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)	(18)	(11)	(8)	5	14

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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of March 31, 2022, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.4 billion, or 0.9%, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, Euro and Indian rupee.

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
The effect of Citi’s ongoing management strategies with respect to changes in foreign exchange rates, and the impact of these changes on Citi’s TCE and Common Equity Tier 1 Capital ratio, are shown in the table below. See Note 17 for additional information on the changes in AOCI.

	For the quarter ended
In millions of dollars, except as otherwise noted	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021
Change in FX spot rate(1)	0.09%	(0.6)%	(2.3)%
Change in TCE due to FX translation, net of hedges	$(40)	$(438)	$(1,030)
As a percentage of TCE	—%	(0.3)%	(0.7)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	1	(1)	(1)

(1)     FX spot rate change is a weighted average based on Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin (NIM)

	1st Qtr.		4th Qtr.		1st Qtr.		Change
In millions of dollars, except as otherwise noted	2022		2021		2021		1Q22 vs. 1Q21
Interest revenue(1)	$13,193		$12,870		$12,587		5%
Interest expense(2)	2,280		2,009		2,028		12
Net interest income, taxable equivalent basis(1)	$10,913		$10,861		$10,559		3%
Interest revenue—average rate(3)	2.47%		2.35%		2.41%		6	bps
Interest expense—average rate	0.54		0.46		0.48		6	bps
Net interest margin(3)(4)	2.05		1.98		2.02		3	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	1.46%		0.53%		0.13%		133	bps
10-year U.S. Treasury note—average rate	1.95		1.53		1.34		61	bps
10-year vs. two-year spread	49	bps	100	bps	121	bps
(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $42 million, $42 million and $53 million for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
(2)Interest expense associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value, is reported together with any changes in fair value as part of Principal transactions in the Consolidated Statement of Income and is therefore not reflected in Interest expense in the table above.
(3)The average rate on interest revenue and net interest margin reflects the taxable equivalent gross-up adjustment. See footnote 1 above.
(4)Citi’s net interest margin (NIM) is calculated by dividing net interest income by average interest-earning assets.

Non-ICG Markets Net Interest Income

	1st Qtr.	4th Qtr.	1st Qtr.	Change
In millions of dollars	2022	2021	2021	1Q22 vs. 1Q21
Net interest income (NII)—taxable equivalent basis(1) per above	$10,913	$10,861	$10,559	3%
ICG Markets NII—taxable equivalent basis(1)	1,111	1,250	1,311	(15)
Non-ICG Markets NII—taxable equivalent basis(1)	$9,802	$9,611	$9,248	6%

(1)Interest revenue and Net interest income include the taxable equivalent adjustments discussed in the table above.

Citi’s NII in the first quarter of 2022 increased 3% to $10.9 billion versus the prior-year period. As set forth in the table above, Citi’s NII on a taxable equivalent basis also increased 3% year-over-year, or $354 million, driven by higher NII in non-ICG Markets, partially offset by lower NII in ICG Markets (Fixed income and Equity markets). The increase in non-ICG Markets NII primarily reflected higher interest income from cards, higher deposit volumes and spreads as well as income from Citi’s investment portfolio. The decrease in ICG Markets NII largely reflected a change in the mix of trading positions in support of client activity.
Citi’s NIM was 2.05% on a taxable equivalent basis in the first quarter of 2022, an increase of 7 basis points from the prior quarter, as higher interest income from loans and lower average deposits in Services were partially offset by balance sheet growth and the lower NII in ICG Markets.

Additional Interest Rate Details

Average Balances and Interest Rates—Assets(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Assets	Average volume			Interest revenue			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2022	2021	2021	2022	2021	2021	2022	2021	2021
Deposits with banks(4)	$260,536	$295,330	$307,340	$296	$159	$145	0.46%	0.21%	0.19%
Securities borrowed and purchased under agreements to resell(5)
In U.S. offices	$177,996	$178,582	$163,790	$109	$113	$117	0.25%	0.25%	0.29%
In offices outside the U.S.(4)	165,640	162,674	142,591	285	176	177	0.70	0.43	0.50
Total	$343,636	$341,256	$306,381	$394	$289	$294	0.46%	0.34%	0.39%
Trading account assets(6)(7)
In U.S. offices	$136,857	$129,944	$154,798	$592	$657	$752	1.75%	2.01%	1.97%
In offices outside the U.S.(4)	133,603	139,205	153,019	556	619	586	1.69	1.76	1.55
Total	$270,460	$269,149	$307,817	$1,148	$1,276	$1,338	1.72%	1.88%	1.76%
Investments
In U.S. offices
Taxable	$353,906	$343,423	$295,570	$1,021	$939	$806	1.17%	1.08%	1.11%
Exempt from U.S. income tax	11,612	11,697	12,902	95	106	118	3.32	3.60	3.71
In offices outside the U.S.(4)	153,302	157,061	149,477	951	906	856	2.52	2.29	2.32
Total	$518,820	$512,181	$457,949	$2,067	$1,951	$1,780	1.62%	1.51%	1.58%
Consumer loans(8)
In U.S. offices	$257,257	$256,639	$251,520	$5,045	$5,070	$4,991	7.95%	7.84%	8.05%
In offices outside the U.S.(4)	94,973	114,842	126,565	1,217	1,548	1,711	5.20	5.35	5.48
Total	$352,230	$371,481	$378,085	$6,262	$6,618	$6,702	7.21%	7.07%	7.19%
Corporate loans(8)
In U.S. offices	$136,876	$136,849	$128,436	$1,112	$1,076	$1,051	3.29%	3.12%	3.32%
In offices outside the U.S.(4)	159,470	159,078	159,449	1,365	1,252	1,180	3.47	3.12	3.00
Total	$296,346	$295,927	$287,885	$2,477	$2,328	$2,231	3.39%	3.12%	3.14%
Total loans(8)
In U.S. offices	$394,133	$393,488	$379,956	$6,157	$6,146	$6,042	6.34%	6.20%	6.45%
In offices outside the U.S.(4)	254,443	273,920	286,014	2,582	2,800	2,891	4.12	4.06	4.10
Total	$648,576	$667,408	$665,970	$8,739	$8,946	$8,933	5.46%	5.32%	5.44%
Other interest-earning assets(9)	$119,815	$86,527	$76,091	$549	$249	$97	1.86%	1.14%	0.52%
Total interest-earning assets	$2,161,843	$2,171,851	$2,121,548	$13,193	$12,870	$12,587	2.47%	2.35%	2.41%
Non-interest-earning assets(6)	$212,197	$214,358	$195,245
Total assets	$2,374,040	$2,386,209	$2,316,793

(1)Interest revenue and Net interest income include the taxable equivalent adjustments primarily related to the tax-exempt bond portfolio and certain tax-advantaged loan programs (based on the U.S. federal statutory tax rate of 21%) of $42 million, $42 million and $53 million for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
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
(8)Net of unearned income. Includes cash-basis loans.
(9)Includes assets from businesses held-for-sale (See Note 2) and Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Income(1)(2)(3)

Taxable Equivalent Basis

Quarterly—Liabilities	Average volume			Interest expense			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2022	2021	2021	2022	2021	2021	2022	2021	2021
Deposits
In U.S. offices(4)	$560,018	$568,931	$505,694	$237	$260	$282	0.17%	0.18%	0.23%
In offices outside the U.S.(5)	520,087	543,013	568,133	634	518	430	0.49	0.38	0.31
Total	$1,080,105	$1,111,944	$1,073,827	$871	$778	$712	0.33%	0.28%	0.27%
Securities loaned and sold under agreements to repurchase(6)
In U.S. offices	$117,793	$127,362	$146,942	$161	$140	$171	0.55%	0.44%	0.47%
In offices outside the U.S.(5)	92,308	94,586	88,321	121	72	82	0.53	0.30	0.38
Total	$210,101	$221,948	$235,263	$282	$212	$253	0.54%	0.38%	0.44%
Trading account liabilities(7)(8)
In U.S. offices	$48,593	$47,518	$51,797	$36	$29	$22	0.30%	0.24%	0.17%
In offices outside the U.S.(5)	65,720	66,715	65,567	111	83	92	0.68	0.49	0.57
Total	$114,313	$114,233	$117,364	$147	$112	$114	0.52%	0.39%	0.39%
Short-term borrowings and other interest-bearing liabilities(9)
In U.S. offices	$78,662	$70,792	$72,414	$13	$9	$—	0.07%	0.05%	—%
In offices outside the U.S.(5)	60,199	32,731	20,930	42	42	31	0.28	0.51	0.60
Total	$138,861	$103,523	$93,344	$55	$51	$31	0.16%	0.20%	0.13%
Long-term debt(10)
In U.S. offices	$166,974	$171,865	$201,491	$889	$825	$905	2.16%	1.90%	1.82%
In offices outside the U.S.(5)	3,953	3,939	4,773	36	31	13	3.69	3.12	1.10
Total	$170,927	$175,804	$206,264	$925	$856	$918	2.19%	1.93%	1.80%
Total interest-bearing liabilities	$1,714,307	$1,727,452	$1,726,062	$2,280	$2,009	$2,028	0.54%	0.46%	0.48%
Demand deposits in U.S. offices	$129,349	$135,629	$56,632
Other non-interest-bearing liabilities(7)	329,572	321,245	333,113
Total liabilities	$2,173,228	$2,184,326	$2,115,807
Citigroup stockholders’ equity	$200,164	$201,164	$200,301
Noncontrolling interests	648	719	685
Total equity	$200,812	$201,883	$200,986
Total liabilities and stockholders’ equity	$2,374,040	$2,386,209	$2,316,793
Net interest income as a percentage of average interest-earning assets(11)
In U.S. offices	$1,247,057	$1,263,333	$1,231,795	$6,858	$6,865	$6,583	2.23%	2.16%	2.17%
In offices outside the U.S.(6)	914,786	908,518	889,753	4,055	3,996	3,976	1.80	1.75	1.81
Total	$2,161,843	$2,171,851	$2,121,548	$10,913	$10,861	$10,559	2.05%	1.98%	2.02%

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
(11)Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	1Q22 vs. 4Q21			1Q22 vs. 1Q21
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(3)	$(21)	$158	$137	$(25)	$176	$151
Securities borrowed and purchased under agreements to resell
In U.S. offices	$—	$(4)	$(4)	$9	$(17)	$(8)
In offices outside the U.S.(3)	3	106	109	32	76	108
Total	$3	$102	$105	$41	$59	$100
Trading account assets(4)
In U.S. offices	$33	$(98)	$(65)	$(82)	$(78)	$(160)
In offices outside the U.S.(3)	(24)	(39)	(63)	(78)	48	(30)
Total	$9	$(137)	$(128)	$(160)	$(30)	$(190)
Investments(1)
In U.S. offices	$31	$40	$71	$174	$18	$192
In offices outside the U.S.(3)	(22)	67	45	22	73	95
Total	$9	$107	$116	$196	$91	$287
Consumer loans (net of unearned income)(5)
In U.S. offices	$13	$(38)	$(25)	$113	$(59)	$54
In offices outside the U.S.(3)	(258)	(73)	(331)	(409)	(85)	(494)
Total	$(245)	$(111)	$(356)	$(296)	$(144)	$(440)
Corporate loans (net of unearned income)(5)
In U.S. offices	$—	$36	$36	$69	$(8)	$61
In offices outside the U.S.(3)	3	110	113	—	185	185
Total	$3	$146	$149	$69	$177	$246
Loans (net of unearned income)(5)
In U.S. offices	$13	$(2)	$11	$182	$(67)	$115
In offices outside the U.S.(3)	(255)	37	(218)	(409)	100	(309)
Total	$(242)	$35	$(207)	$(227)	$33	$(194)
Other interest-earning assets(6)	$118	$182	$300	$82	$370	$452
Total interest revenue	$(124)	$447	$323	$(93)	$699	$606

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
(5)Includes cash-basis loans.
(6)Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Income(1)(2)(3)

	1Q22 vs. 4Q21			1Q22 vs. 1Q21
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$(4)	$(19)	$(23)	$28	$(73)	$(45)
In offices outside the U.S.(3)	(23)	139	116	(39)	243	204
Total	$(27)	$120	$93	$(11)	$170	$159
Securities loaned and sold under agreements to repurchase
In U.S. offices	$(11)	$32	$21	$(37)	$27	$(10)
In offices outside the U.S.(3)	(2)	51	49	4	35	39
Total	$(13)	$83	$70	$(33)	$62	$29
Trading account liabilities(4)
In U.S. offices	$—	$7	$7	$(1)	$15	$14
In offices outside the U.S.(3)	(1)	29	28	—	19	19
Total	$(1)	$36	$35	$(1)	$34	$33
Short-term borrowings and other interest-bearing liabilities(5)
In U.S. offices	$1	$3	$4	$—	$13	$13
In offices outside the U.S.(3)	25	(25)	—	34	(23)	11
Total	$26	$(22)	$4	$34	$(10)	$24
Long-term debt
In U.S. offices	$(24)	$88	$64	$(168)	$152	$(16)
In offices outside the U.S.(3)	—	5	5	(3)	26	23
Total	$(24)	$93	$69	$(171)	$178	$7
Total interest expense	$(39)	$310	$271	$(182)	$434	$252
Net interest income	$(31)	$83	$52	$218	$136	$354

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
(5)Includes Brokerage payables.

Market Risk of Trading Portfolios

Value at Risk (VAR)
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. As of March 31, 2022, Citi estimates that the conservative features of the VAR calibration contribute an approximate 41% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets. As of December 31, 2021, the add-on was 33%.
As set forth in the table below, Citi’s average trading VAR for the first quarter of 2022 increased quarter-over-quarter, mainly due to higher volatilities in ICG Markets businesses. Citi’s average trading and credit portfolio VAR for the first quarter of 2022 increased quarter-over-quarter due to additional hedging and higher volatilities.

Quarter-end and Average Trading VAR and Trading and Credit Portfolio VAR

		First Quarter		Fourth Quarter		First Quarter
In millions of dollars	March 31, 2022	2022 Average	Dec. 31, 2021	2021 Average	March 31, 2021	2021 Average
Interest rate	$84	$57	$50	$56	$68	$66
Credit spread	70	66	59	65	67	72
Covariance adjustment(1)	(51)	(32)	(35)	(38)	(43)	(43)
Fully diversified interest rate and credit spread(2)	$103	$91	$74	$83	$92	$95
Foreign exchange	35	36	36	39	45	45
Equity	29	30	29	33	37	30
Commodity	65	42	28	36	30	29
Covariance adjustment(1)	(116)	(100)	(88)	(98)	(105)	(97)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$116	$99	$79	$93	$99	$102
Specific risk-only component(3)	$—	$6	$3	$—	$(2)	$5
Total trading VAR—general market risk factors only (excluding credit portfolios)	$116	$93	$76	$93	$101	$97
Incremental impact of the credit portfolio(4)	$29	$38	$45	$35	$28	$21
Total trading and credit portfolio VAR	$145	$137	$124	$128	$127	$123

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	First Quarter		Fourth Quarter		First Quarter
	2022		2021		2021
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$45	$102	$47	$65	$51	$84
Credit spread	59	71	54	75	63	82
Fully diversified interest rate and credit spread	$72	$125	$74	$93	$86	$106
Foreign exchange	33	61	33	46	41	49
Equity	12	44	25	47	21	37
Commodity	29	65	27	53	17	42
Total trading	$78	$127	$79	$106	$89	$120
Total trading and credit portfolio	110	159	115	144	108	139
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close-of-business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Mar. 31, 2022
Total—all market risk factors, including general and specific risk
Average—during quarter	$100
High—during quarter	133
Low—during quarter	81

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
As of March 31, 2022, there was one back-testing exception observed for Citi’s Regulatory VAR for the prior 12 months.

OTHER RISKS
For additional information regarding other risks, including Citi’s management of other risks, see “Managing Global Risk—Other Risks” in Citi’s 2021 Form 10-K.

LIBOR Transition Risk
In March 2022, U.S. federal legislation was signed into law that provides for the use of a statutory replacement for the overnight, one-month, three-month, six-month and 12-month tenors of USD LIBOR in all contracts governed by U.S. law. The Federal Reserve Board is required to select a Secured Overnight Funding Rate (SOFR)-based replacement for USD LIBOR and issue rules to implement the legislation no later than 180 days after its enactment. Citi continues to review the effect of this legislation, which is expected to facilitate the transition to replacement rates for Citi’s USD LIBOR-linked securities, loans and contracts without fallbacks or fallbacks based on USD LIBOR that have not yet been remediated.
For additional information about Citi’s actions to address a transition away from and discontinuance of LIBOR, see “Managing Global Risk—Other Risks—LIBOR Transition Risk” in Citi’s 2021 Form 10-K. For information about Citi’s LIBOR transition risks, see “Risk Factors—Other Risks” in the 2021 Form 10-K.

Country Risk

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of March 31, 2022. (Including the U.S., the total exposure as of March 31, 2022 to the top 25 countries would represent approximately 97% of Citi’s exposure to all countries.)
For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers. As an example, with respect to the U.K., only 34% of corporate loans presented in the table below are to U.K. domiciled entities (37% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties. Approximately 85% of the total U.K. funded loans and 84% of the total U.K. unfunded commitments were investment grade as of March 31, 2022.
Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity. For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans	PBWM loans(1)	Legacy Franchises	Other funded(2)	Unfunded(3)	Net MTM on derivatives/repos(4)	Total hedges (on loans and CVA)	Investment securities(5)	Trading account assets(6)	Total as of 1Q22	Total as of 4Q21	Total as of 1Q21	Total as a % of Citi as of 1Q22
United Kingdom	$37.8	$5.8	$—	$1.4	$44.3	$13.2	$(5.4)	$4.4	$0.6	$102.1	$95.9	$115.3	5.7%
Mexico	8.2	0.1	20.7	0.3	7.7	2.5	(1.0)	19.0	2.8	60.3	59.6	62.2	3.4
Hong Kong	13.3	21.6	—	0.3	6.6	1.3	(1.7)	9.5	0.9	51.8	50.4	47.8	2.9
Ireland	17.3	—	—	1.1	29.4	0.7	(0.2)	—	0.6	48.9	44.5	44.1	2.7
Singapore	10.7	20.2	—	0.1	7.0	1.7	(0.6)	7.8	1.7	48.6	45.7	41.5	2.7
South Korea	3.8	—	13.8	0.1	2.2	2.0	(0.8)	9.7	0.5	31.3	32.0	35.0	1.8
Brazil	12.6	—	—	0.1	3.3	6.7	(0.7)	5.6	2.8	30.4	27.3	23.7	1.7
India(7)	7.3	—	—	0.5	5.3	4.6	(0.7)	8.9	0.5	26.4	29.8	29.6	1.5
China	8.0	—	3.5	0.7	1.7	3.3	(0.9)	6.5	(0.1)	22.7	23.4	21.1	1.3
Germany	0.4	—	—	0.1	5.8	5.4	(3.6)	8.9	3.4	20.4	19.4	25.8	1.1
Japan	2.2	—	—	—	3.2	4.7	(1.9)	4.8	4.3	17.3	15.9	18.9	1.0
Australia(8)	5.7	0.5	—	(0.1)	8.7	1.8	(0.8)	1.3	0.1	17.2	16.4	23.1	1.0
Jersey	3.1	3.9	—	—	9.2	0.1	(0.2)	—	—	16.1	17.7	14.0	0.9
Canada	1.4	1.5	—	0.1	6.6	1.9	(1.8)	3.7	2.5	15.9	14.7	16.1	0.9
United Arab Emirates	7.5	1.5	—	0.1	4.4	0.4	(0.5)	2.0	0.1	15.5	14.9	13.5	0.9
Poland	3.5	—	1.7	—	2.5	0.4	(0.2)	5.4	0.9	14.2	13.1	11.4	0.8
Taiwan(7)	5.0	—	—	0.1	1.3	0.7	(0.1)	0.2	0.7	7.9	15.3	17.0	0.4
Thailand(7)	1.2	—	—	—	2.1	—	—	1.8	0.1	5.2	7.9	7.4	0.3
Indonesia(7)	2.3	—	—	—	1.3	0.5	(0.1)	1.3	(0.1)	5.2	5.5	6.1	0.3
Malaysia(7)	1.5	—	—	0.2	0.9	0.3	(0.1)	1.9	—	4.7	7.8	8.4	0.3
Luxembourg	0.2	0.9	—	—	—	0.1	(0.6)	3.7	0.2	4.5	4.0	5.5	0.3
Russia	1.7	—	0.6	—	0.5	0.4	(0.2)	0.9	—	3.9	5.4	5.1	0.2
South Africa	1.5	—	—	—	0.6	0.1	(0.1)	1.8	(0.1)	3.8	3.8	3.6	0.2
Czech Republic	0.7	—	—	—	0.9	1.5	(0.1)	0.3	0.1	3.4	3.5	4.5	0.2
Philippines(9)	0.8	—	—	0.1	0.5	0.7	—	1.2	(0.3)	3.0	2.3	4.1	0.2
Total as a % of Citi’s total exposure													32.7%
Total as a % of Citi’s non-U.S. total exposure													91.6%
(1)    PBWM loans reflect funded corporate loans and Private bank loans, net of unearned income. As of March 31, 2022, Private bank loans in the table above totaled $24.8 billion, concentrated in Hong Kong ($6.5 billion), Singapore ($6.4 billion) and the U.K. ($5.7 billion).
(2)    Other funded includes Legacy Franchises and other direct exposures such as accounts receivable, loans HFS and investments accounted for under the equity method.
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
(7)    March 31, 2022 excludes Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in this country. For additional information, see “Asia Consumer” above and Note 2.
(8)    March 31, 2022 and December 31, 2021 exclude Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in Australia. For additional information, see “Asia Consumer” above and Note 2.
(9)    March 31, 2022 and December 31, 2021 exclude Legacy Franchises loans reclassified to HFS as a result of Citi’s agreement to sell its consumer banking business in the Philippines. For additional information, see “Asia Consumer” above and Note 2.

Russia

Introduction
In Russia, Citi operates through both its ICG and Legacy Franchises segments. In March 2022, Citi announced it had expanded the scope of the previously announced divestiture to include other lines of business beyond its consumer activities. Citi will continue to reduce its operations and exposures in Russia. Citi has ceased soliciting any new business or new clients in Russia. Due to the nature of banking and financial services operations, escalation of the war in Ukraine, the financial and economic sanctions that have been implemented by the U.S., the U.K., the EU and other jurisdictions, the divestiture and other reduction of activities will take time to complete. Citi will continue to manage its existing regulatory commitments and obligations to depositors, as well as support its employees during this period.
Citi continues to monitor the war, sanctions and economic conditions and intends to mitigate its exposures and risks as appropriate. For additional information about Citi’s risks related to its Russia exposures, see “Forward-Looking Statements” below and “Risk Factors—Market-Related Risk,” “—Operational Risks” and “—Other Risks” in Citi’s 2021 Form 10-K.

Impact of Russia’s Invasion of Ukraine on Citi’s Businesses

Russia-related Balance Sheet Exposures
Citi’s domestic operations in Russia are conducted through a subsidiary of Citibank, AO Citibank, which uses the Russian ruble as its functional currency.

The following table summarizes Citi’s exposures related to its Russia operations:

In billions of dollars	March 31, 2022	December 31, 2021	Change 1Q22 vs. 4Q21
Loans	$2.3	$2.9	$(0.6)
Investment securities(1)	0.9	1.5	(0.6)
Net MTM on derivatives/repos(2)	0.4	0.4	—
Total hedges (on loans and CVA)	(0.2)	(0.1)	(0.1)
Unfunded(3)	0.5	0.7	(0.2)
Country risk exposure (included in Top 25 Country Exposures)	$3.9	$5.4	$(1.5)
Cash on deposit and placements(4)	2.6	1.0	1.6
Reverse repurchase agreements	0.6	1.8	(1.2)
Total third-party exposure(5)	$7.1	$8.2	$(1.1)
Additional exposures to Russian counterparties that are not held on the Russian subsidiary	0.8	1.6	(0.8)
Total Russia exposure	$7.9	$9.8	$(1.9)

(1)    Investment securities include debt securities available-for-sale (AFS), recorded at fair market value, primarily local government debt securities. AO Citibank had AFS debt securities losses during the first quarter of 2022 due to yield increases, which were reflected in AOCI, although no credit impairment was recognized on the losses.
(2)    Net mark-to-market on OTC derivatives and securities lending/borrowing transactions (repos). Exposures are shown net of collateral and inclusive of credit valuation adjustments (CVA) and include margin loans.
(3)    Unfunded exposure includes unfunded corporate lending commitments, letters of credit and other contingencies.
(4)    Cash on deposit and placements are primarily with the Central Bank of Russia.
(5)    The majority of AO Citibank’s third-party exposures were funded with domestic deposit liabilities from both ICG and personal banking clients.

Beginning in January 2022, Citi began actively reducing its operations in Russia and Russia-related exposures, resulting in a $1.9 billion decline in Citi’s Russia-related exposures during the first quarter of 2022. This reduction primarily reflected a decrease in ICG loans in the quarter due to borrower paydowns, limiting extension of new credit and a depreciation in the ruble against the US dollar. The reduction was also driven by a decrease in AFS securities in the quarter, largely driven by sales and mark-to-market losses in AOCI from higher yields and the impact of depreciation of the ruble. The increase in cash and deposits with banks in the quarter was due to Citi’s actions to reduce credit exposures as well as the placement of higher excess client liquidity and higher client deposit balances. Reverse repurchase agreements declined in the quarter due to a wind-down of positions with financial institutions and clearinghouse counterparties. Finally, the decline in the quarter of Citi’s additional exposures to Russian counterparties not held by AO Citibank was also due to Citi’s risk mitigation efforts.
Citi’s resulting net investment in Russia was approximately $0.7 billion as of March 31, 2022 (compared to $1 billion as of December 31, 2021). The majority of Citi’s net investment was hedged for foreign currency depreciation as of March 31, 2022, using forward foreign exchange contracts executed with international peer banks. In addition, Citi is exposed to a currency translation adjustment (CTA) loss of approximately $1.0 billion related to Russia in the event of a loss of control or substantial liquidation of AO Citibank (see “Deconsolidation Risk” below).

1Q22 Earnings Impacts on Citi’s Businesses
Both Citi’s ICG and Legacy Franchises segments were impacted by a broad array of macroeconomic factors, including the effects of the war in Ukraine:
•ICG Markets revenues declined 2% versus a very strong first quarter in the prior year. Activity levels in Markets benefited from client repositioning and strong risk management, driven by the Federal Reserve Board’s interest rate increases and overall geopolitical and macroeconomic uncertainty. During the quarter, Markets also benefited from significantly higher FX and commodities volatilities and increased spreads.
•ICG Banking revenues of $1.9 billion decreased 23%, including the gain (loss) on loan hedges, driven by heightened geopolitical uncertainty, including the impact of the war in Ukraine, and overall macroeconomic backdrop, which reduced activity in debt and equity capital markets. Investment banking revenues declined 43%, reflecting a decline in the overall market wallet. Specifically, equity underwriting revenues and debt underwriting revenues decreased by 78% and 27%, respectively, due to weakness in the market wallet across North America, EMEA and Asia, largely due to uncertainty caused by the war in Ukraine, which created a less conducive market backdrop for capital markets origination activities during the quarter.
•Legacy Franchises revenues of $1.9 billion decreased 14%, largely resulting from the Korea wind-down, as well as muted investment activity in Asia. Revenues in Citi’s
Russia consumer business in Asia Consumer decreased 6% year-over-year to $32 million, primarily driven by the impact of sanctions, the cessation of the acquisition of new accounts and a reduction in investment sales.
•Citigroup cost of credit included a net ACL build of $1.9 billion, consisting of approximately $1 billion related to Citi’s exposures to Russian counterparties and approximately $900 million related to the impact of the war in Ukraine on the broader global macroeconomic environment. Citi’s corporate non-accrual loans increased by approximately $320 million, primarily related to Citi’s ICG exposures in Russia, which Citi believes are adequately reserved for. Approximately 66% of Citi’s overall corporate non-accrual loans were performing at March 31, 2022.

Sanctions and Other Operational Risks
Citi has undertaken significantly more sanctions screening and other requirements as a result of the war in Ukraine, as the U.S., the U.K. and the EU have imposed increasingly extensive sanctions and export controls against Russian-related entities and individuals. This has resulted in increased operational complexity for Citi related to its Russia-related exposures, including delaying payments to counterparties as a result of the need for additional controls. Citi’s Russia-related ACL build in the first quarter of 2022 also reflected specific corporate clients that were sanctioned by various governmental authorities.
Citi continues to comply with all applicable sanction requirements and export controls, including obtaining required sanctions-related licenses. This response has included enhanced operational controls and management oversight to maintain compliance and minimize disruption to client operations.

Goodwill and Long-Lived Assets
In the first quarter of 2022, Citi completed a goodwill impairment test and recorded a goodwill impairment charge of $535 million to the Asia Consumer reporting unit within Legacy Franchises, due to the re-segmentation and timing of divestitures and unrelated to the war in Ukraine. In the quarter, Citi did not experience any impairments related to the reporting units within ICG based on its latest impairment test. In addition, Citi had approximately $50 million of long-lived assets in Russia that did not experience any impairment. For additional information on goodwill impairment, see Note 15.

Citi’s Planned Sale of Certain Russia Businesses
As discussed above, Citi announced it had expanded the scope of the divestiture of certain activities in Russia beyond the consumer business to include commercial banking. Citi has commenced sale discussions with a number of potential buyers. Any additional financial or economic sanctions that may be implemented by the U.S., the U.K., the EU and any other jurisdictions, as well as any governmental approvals that may be required for any transaction, may cause delays or reduce the certainty of such transaction being concluded. Such delays may be significant.

Deconsolidation Risk
Citi’s continued operations in Russia subject it to various risks, including, among others, foreign currency volatility, including devaluations; business restrictions; sanctions or asset freezes; or other deconsolidation events (for additional information, see “Risk Factors—Other Risks” in Citi’s 2021 Form 10-K). Examples of triggers that may result in deconsolidation of AO Citibank include voluntary or forced sale of ownership or loss of control due to actions of relevant governmental authorities, including expropriation (i.e., the entity becomes subject to the complete control of a government, court, administrator or regulator); revocation of banking license; and loss of ability to elect a board of directors or appoint members of senior management. As of March 31, 2022, Citi continued to consolidate AO Citibank because none of the deconsolidation triggers was met.
In the event of a loss of control or substantial liquidation of AO Citibank, Citi would be required to write off its net investment of approximately $0.7 billion (compared to $1 billion as of December 31, 2021) and recognize a CTA loss of approximately $1.0 billion through earnings. Once recognized in earnings, this CTA loss would be removed from the AOCI component of equity and therefore would have a neutral impact to Citi’s Capital. As discussed above, the majority of Citi’s net investment was hedged for foreign currency depreciation as of March 31, 2022. For information about CTA components of AOCI and related risks, see Note 17.

Citi as Paying Agent for Russian-related Clients
Citi serves as paying agent on bonds issued by various entities in Russia, including both Russian corporate clients and the Russian Ministry of Finance. Citi’s role as paying agent is administrative. In its role as paying agent, Citi acts as an agent of its client, the bond issuer, receiving interest and principal payments from the bond issuer and then making payments to international central securities depositories (e.g., Depository Trust Company, Euroclear, Clearstream). The international central securities depositories (ICSDs) make payments to those participants or account holders (e.g., broker/dealers) that have clients that are investors in the applicable bonds (i.e., bondholders). As a paying agent, Citi generally does not have information about the identity of the bondholders. Citi may be exposed to risks due to its responsibilities for receiving and processing payments on behalf of its clients as a result of sanctions or other governmental requirements and prohibitions. To mitigate operational and sanctions risks, Citi has established policies, procedures and controls for client relationships and payment processing to help ensure compliance with U.S., U.K., EU and other jurisdictions’ sanctions laws.
These processes may require Citi to delay or withhold the processing of payments as a result of sanctions on the bond issuer. Citi is also prevented from making payments to accounts on behalf of bondholders should the ICSDs disclose to Citi the presence of sanctioned bondholders. In both instances, Citi is generally required to segregate, restrict or block the funds until applicable sanctions are lifted or the payment is otherwise authorized under applicable law.
Reputational Risks
Citi has continued its efforts to enhance and protect its reputation with its colleagues, clients, customers, investors, regulators and the public. Citi’s response to the war in Ukraine, including any action or inaction, may have a negative impact on Citi’s reputation with some or all of these parties.
For example, Citi is exposed to reputational risk as a result of its presence in Russia and association with Russian individuals or entities, whether subject to sanctions or not, including Citi’s inability to support its global clients in Russia as part of its core value proposition, which could adversely affect its broader client relationships and businesses; involvement in transactions or supporting activities involving Russian assets or interests; failure to correctly interpret and apply laws and regulations; perceived misalignment of Citi’s actions to its stated strategy toward Russia; and the reputational impact on Citi’s Russia business from its activity and engagement with Ukraine or with non-Russian clients exiting their Russia businesses. Citi has considered the potential for reputation risk and taken actions to mitigate such risks. Citi established a new Russia Special Review Process with Management’s Reputations Risk Committee with oversight for significant Russia-related reputation risks and completed a number of reputation risk reviews of matters with a Russian nexus.
While Citi announced its intention to divest certain businesses in Russia, Citi will continue to manage those operations during the sale process, which may take significant time to complete. Also, sanctions and sanctions compliance are highly complex and may change over time and result in increased operational risk. Failure to fully comply with relevant sanctions or the application of sanctions where they should not be applied may negatively impact Citi’s reputation. In addition, Citi continues to perform services for, conduct business with, or deal in, non-sanctioned Russian-owned businesses and Russian assets. This has attracted, and will likely continue to attract, negative attention, despite the expansion of the scope of Citi’s divestiture, cessation of new business and client originations, and reduction of other exposures.
Citi’s continued presence or divestiture of businesses in Russia could also increase its susceptibility to cyberattacks that could negatively impact its relationships with clients and customers, harm its reputation, increase its compliance costs and adversely affect its business operations and results of operations. For additional information on operational and cyber risks, see “Risk Factors—Operational Risk” in Citi’s 2021 Form 10-K.

Board’s Role in Overseeing Related Risks
The Citi Board of Directors (Board) and the Board’s Risk Management Committee (RMC) and its other Committees have received and continue to receive regular reports from senior management regarding the war in Ukraine and its impact on Citi’s operations in Russia, Ukraine and elsewhere, as well as the war’s broader geopolitical, macroeconomic and reputational impacts. In addition to receiving regular briefings from management, the full Board has routinely been invited to attend portions of the RMC meetings for discussions related to the war in Ukraine, including with respect to Citi’s risk exposures and stress testing. The reports to the Board and its Committees from senior management who represent the impacted businesses and the EMEA region, Independent Risk Management, Finance, Independent Compliance Risk Management, including those individuals responsible for sanctions compliance, and Human Resources, have included detailed information regarding financial impacts, impacts on capital, cybersecurity, strategic considerations, sanctions compliance, employee assistance and reputational risks, enabling the Board and its Committees to properly exercise their oversight responsibilities. In addition, senior management has also provided updates to Citi’s Executive Management Team and the Board, outside of formal meetings, regarding Citi’s Russia-related risks, including with respect to cybersecurity matters.

Ukraine
Citi has continued to operate in Ukraine throughout the war through its ICG businesses, serving the local subsidiaries of multinationals, along with local financial institutions and the public sector. Citi employs approximately 250 people in Ukraine and their safety is a top priority.
All of Citi’s domestic operations in Ukraine are conducted through a subsidiary of Citibank, which uses the Ukrainian hryvnia as its functional currency. Citi exposures in Ukraine are not significant enough to be included in the “Top 25 Country Exposures” table above. As of March 31, 2022, these exposures amounted to $0.9 billion (compared to $1.2 billion as of December 31, 2021) and were exclusively composed of third-party assets held on the Citi Ukraine subsidiary.

Argentina
Citi operates in Argentina through its ICG businesses. As of March 31, 2022, Citi’s net investment in its Argentine operations was approximately $1.6 billion. Citi uses the U.S. dollar as the functional currency for its operations in countries that are deemed highly inflationary under U.S. GAAP. Citi uses Argentina’s official market exchange rate to remeasure its net Argentine peso-denominated assets into the U.S. dollar. As of March 31, 2022, the official Argentine peso exchange rate against the U.S. dollar was 111.00.
As previously disclosed, the Central Bank of Argentina has continued to maintain certain capital and currency controls that restrict Citi’s ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations. As a result, Citi’s net investment in its Argentine operations is likely to continue to increase as Citi generates net income in its Argentine franchise and its earnings cannot be remitted.
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
Citi economically hedges the foreign currency risk in its net Argentine peso-denominated assets to the extent possible and prudent using non-deliverable forward (NDF) derivative instruments that are primarily executed outside of Argentina. As of March 31, 2022, the international NDF market had very limited liquidity, resulting in Citi being unable to economically hedge its Argentine peso exposure. Accordingly, and to the extent that Citi does not execute NDF contracts for this unhedged exposure in the future, Citi would record devaluations on its net Argentine peso‐denominated assets in earnings, without any benefit from a change in the fair value of derivative positions used to economically hedge the exposure.
Citi continually evaluates its economic exposure to its Argentine counterparties and reserves for changes in credit risk and sovereign risk associated with its Argentine assets. Citi believes it has established appropriate ACL on its Argentine loans, and appropriate fair value adjustments on Argentine assets and liabilities measured at fair value, for credit and sovereign risks under U.S. GAAP as of March 31, 2022. However, U.S. regulatory agencies may require Citi to record additional reserves in the future, increasing ICG’s cost of credit, based on the perceived country risk associated with its Argentine exposures. For additional information on emerging markets risks, see “Risk Factors—Strategic Risks” in Citi’s 2021 Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

This section contains a summary of Citi’s most significant accounting policies. Note 1 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K contains a summary of all of Citigroup’s significant accounting policies. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Operational Risks” in Citi’s 2021 Form 10-K). Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Citigroup Board of Directors.

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
The fair value of financial instruments incorporates the effects of Citi’s own credit risk and the market view of counterparty credit risk, the quantification of which is also complex and judgmental. For additional information on Citi’s fair value analysis, see Notes 6, 20 and 21 in this Form 10-Q and Note 1 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Citi’s Allowance for Credit Losses (ACL)
The table below shows Citi’s ACL as of the first quarter of 2022. For information on the drivers of Citi’s ACL release in the first quarter, see below. For additional information on Citi’s accounting policy on accounting for credit losses under ASC Topic 326, Financial Instruments—Credit losses; Current Expected Credit Losses (CECL), see Note 1 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

	ACL
In millions of dollars	Balance Dec. 31, 2021	1Q22 build (release)	1Q22 FX/Other	Balance Mar. 31, 2022	ACLL/EOP loans Mar. 31, 2022(1)
ICG	$2,241	$596	$5	$2,842
Legacy Franchises corporate (Mexico SBMM)	174	5	4	183
Total corporate ACLL	$2,415	$601	$9	$3,025	1.00%
U.S. Cards(1)	$10,840	$(1,009)	$—	$9,831	7.56%
Retail banking and Global Wealth Management	1,181	(53)	(5)	1,123
Total PBWM	$12,021	$(1,062)	$(5)	$10,954
Legacy Franchises consumer	2,019	(151)	(454)	1,414
Total consumer ACLL	$14,040	$(1,213)	$(459)	$12,368	3.53%
Total ACLL	$16,455	$(612)	$(450)	$15,393	2.35%
Allowance for credit losses on unfunded lending commitments (ACLUC)	$1,871	$474	$(2)	$2,343
Total ACLL and ACLUC	$18,326	$(138)	$(452)	$17,736
Other(2)	148	(6)	(6)	136
Total ACL	$18,474	$(144)	$(458)	$17,872

(1)    As of March 31, 2022, in U.S. Personal Banking, Branded cards ACLL/EOP loans was 6.6% and Retail services ACLL/EOP loans was 9.5%.
(2)    Includes ACL on HTM securities and Other assets.

Citi’s reserves for expected credit losses on funded loans and for unfunded lending commitments, standby letters of credit and financial guarantees are reflected on the Consolidated Balance Sheet in the Allowance for credit losses on loans (ACLL) and Other liabilities (Allowance for credit losses on unfunded lending commitments (ACLUC)), respectively. In addition, Citi reserves for expected credit losses on other financial assets carried at amortized cost, including held-to-maturity securities, reverse repurchase agreements, securities borrowed, deposits with banks and other financial receivables. These reserves, together with the ACLL and ACLUC, are referred to as the ACL. Changes in the ACL are reflected as Provision for credit losses in the Consolidated Statement of Income for each reporting period. Citi’s ability to estimate expected credit losses over the reasonable and supportable (R&S) period is based on the ability to forecast economic activity over an R&S timeframe. During the first quarter of 2022, Citi updated its R&S forecast periods to use an eight-quarter R&S period for consumer and corporate loans.
The ACL is composed of quantitative and qualitative management adjustment components. The quantitative component uses a forward-looking base macroeconomic forecast. The qualitative management adjustment component reflects economic uncertainty using alternative downside macroeconomic scenarios and portfolio characteristics and current economic conditions not captured in the quantitative component. Both the quantitative and qualitative components are further discussed below.

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

Qualitative Component
The qualitative management adjustment component includes, among other things, management adjustments to reflect economic uncertainty based on the likelihood and severity of downside scenarios and certain portfolio characteristics not captured in the quantitative component, such as concentrations, collateral valuation, model limitations, idiosyncratic events and other factors as required by banking supervisory guidance for the ACL. The qualitative management adjustment component also reflects remaining uncertainty around the estimated impact of the COVID-19 pandemic and the war in Ukraine on credit losses. This includes, among other things, potential delay in credit losses due to various government stimulus actions and potential effects on consumer behavior and market liquidity. The extent of the impact of the war in Ukraine will depend on the spillover effects on European and global macroeconomic and market factors, including inflation, interest rates and commodity prices.

1Q22 Changes in the ACL
In the first quarter of 2022, Citi released $1.1 billion of the ACL for its consumer portfolios and increased the ACL by $1.0 billion for its corporate portfolios primarily related to Russia, for a net release of $0.1 billion. The release in the consumer ACL was driven primarily a reduction in reserves related to COVID uncertainty. The build in the corporate ACL was primarily related to Citi’s exposures in Russia and the broader impact of the war in Ukraine on the global macroeconomic environment. Based on its latest macroeconomic forecast, Citi believes its analysis of the ACL reflects the forward view of the economic environment as of March 31, 2022.

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
The tables below show Citi’s forecasted quarterly average U.S. unemployment rate and year-over-year U.S. Real GDP growth rate used in determining Citi’s ACL for each quarterly reporting period from 1Q21 to 1Q22:

	Quarterly average
U.S. unemployment	2Q22	4Q22	2Q23	13-quarter average(1)
Citi forecast at 1Q21	4.1%	3.8%	3.7%	4.3%
Citi forecast at 2Q21	4.1	3.9	3.7	4.1
Citi forecast at 3Q21	4.1	3.9	3.8	4.0
Citi forecast at 4Q21	4.0	3.8	3.7	3.8
Citi forecast at 1Q22	3.7	3.5	3.5	3.6
(1)    Represents the average unemployment rate for the rolling, forward-looking 13 quarters in the forecast horizon.

	Year-over-year growth rate(1)
	Full year
U.S. Real GDP	2022	2023	2024
Citi forecast at 1Q21	4.1%	1.9%	1.5%
Citi forecast at 2Q21	3.7	2.0	1.8
Citi forecast at 3Q21	3.9	2.1	1.8
Citi forecast at 4Q21	4.0	2.2	1.8
Citi forecast at 1Q22	3.3	2.4	2.1
(1)    The year-over-year growth rate is the percentage change in the Real (inflation adjusted) GDP level.
Under the base macroeconomic forecast as of 1Q22, U.S. Real GDP growth is expected to remain strong during the remainder of 2022 and in 2023, and the unemployment rate is expected to continue to improve as the U.S. moves past the peak of the pandemic-related health and economic crisis.

Consumer
As discussed above, Citi released $1.1 billion of the ACL for its consumer portfolios in the first quarter of 2022, which reduced the ACL balance to $12.4 billion, or 3.53% of total consumer loans at March 31, 2022. Citi’s consumer ACL is largely driven by the cards businesses.
For U.S. Cards, the level of reserves as a percentage to EOP loans decreased to 7.56% at March 31, 2022, compared to 8.10% at December 31, 2021, primarily driven by a reduction in reserves related to COVID uncertainty. For the remaining consumer exposures, the level of reserves relative to EOP loans decreased to 1.2% at March 31, 2022, compared to 1.3% at December 31, 2021.

Corporate
Citi had a corporate ACLL build of $0.6 billion in the first quarter of 2022, which increased the ACLL reserve balance to $3.0 billion, or 1.00% of total funded loans. The build was primarily driven by exposures in Russia and the broader impact of the war in Ukraine on the global macroeconomic environment.

ACLUC
The total allowance for credit losses on unfunded lending commitments (ACLUC) build in the first quarter of 2022 increased $0.5 billion, primarily driven by exposures in Russia and the broader impact of the war in Ukraine. The total ACLUC reserve balance included in Other liabilities was $2.3 billion at March 31, 2022.

ACLL and Non-accrual Ratios
At March 31, 2022, the ratio of the ACLL to total funded loans was 2.35% (3.53% for consumer loans and 1.00% for corporate loans), compared to 2.49% at December 31, 2021 (3.73% for consumer loans and 0.85% for corporate loans).
Citi’s total non-accrual loans were $3.4 billion at March 31, 2022, largely unchanged from December 31, 2021. Consumer non-accrual loans decreased $309 million to $1.5 billion at March 31, 2022 from $1.8 billion at December 31, 2021, while corporate non-accrual loans increased $313 million to $1.9 billion at March 31, 2022 from $1.6 billion at December 31, 2021. In addition, the ratio of non-accrual loans to total corporate loans was 0.60%, and 0.43% of non-accrual loans to total consumer loans, at March 31, 2022.

Regulatory Capital Impact
Citi has elected to phase in the CECL impact for regulatory capital purposes. After two years with no impact on capital, the CECL adoption impact commenced phase in with 25% of the impact (net of deferred taxes) recognized on January 1, 2022, with an additional 25% to be recognized on the first day of each subsequent year through January 1, 2025. In addition, 25% of the build (pretax) made in 2020 and 2021 was deferred and is being amortized over the same timeframe.
See Notes 1 and 14 for a further description of the ACL and related accounts.

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
Citi performed interim goodwill impairment tests as a result of the previously discussed changes in operating segments and reporting units during the first quarter of 2022. The tests resulted in an impairment of $535 million to the Asia Consumer reporting unit within Legacy Franchises, due to implementation of Citi’s operating segment and reporting unit changes in the first quarter of 2022, as well as the timing of the entry into its Asia consumer banking business sale agreements. Based on the interim impairment tests, the fair value of Citi’s other reporting units as a percentage of their allocated carrying values ranged from approximately 114% to 267%, resulting in no further impairment recognized as of March 31, 2022. While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations of the reporting units, the economic and business environments continue to evolve as management implements its strategic refresh. If management’s future estimate of key economic and market assumptions were to differ from its current assumptions, Citi could potentially experience material goodwill impairment charges in the future. See Note 16 for a further discussion of goodwill.

Litigation Accruals
See the discussion in Note 23 for information regarding Citi’s policies on establishing accruals for litigation and regulatory contingencies.
INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Capital Resources,” “Risk Factors—Strategic Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Notes 1 and 9 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.
The table below summarizes Citi’s net DTAs balance:

Jurisdiction/Component	DTAs balance
In billions of dollars	March 31, 2022	December 31, 2021
Total U.S.	$23.8	$22.1
Total foreign	2.9	2.7
Total	$26.7	$24.8

At March 31, 2022, Citigroup had recorded net DTAs of approximately $26.7 billion, an increase of $1.9 billion from December 31, 2021, primarily as a result of losses in Other comprehensive income. Of Citi’s $26.7 billion of net DTAs, $15.4 billion was not deducted in calculating regulatory capital, and was appropriately risk weighted under the Basel III rules.
The remaining $11.3 billion (compared to $9.5 billion at December 31, 2021) was deducted in calculating Citi’s regulatory capital.
Of the $11.3 billion, Citi had $11.7 billion related to tax carry-forward DTAs, reduced by net deferred tax liabilities (DTLs) of $1.6 billion (for a net deduction of $10.1 billion). The $1.6 billion of net DTLs was primarily associated with goodwill and certain other intangible assets that are separately deducted from capital.
In addition, net DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations. Citi had $1.2 billion of such DTAs excluded from regulatory capital at March 31, 2022 (compared to no such DTAs at December 31, 2021), primarily due to tax benefits on losses in Other comprehensive income.

DTA Realizability
Citi believes that the realization of the recognized net DTAs of $26.7 billion at March 31, 2022 is more-likely-than-not based on management’s expectations of future taxable income generation in the jurisdictions in which the DTAs arise, as well as consideration of available tax planning strategies (as defined in ASC Topic 740, Income Taxes).

Effective Tax Rate
Citi’s reported effective tax rate for the first quarter of 2022 was approximately 18%, compared to the first quarter of 2021 effective tax rate of 23%. The decline in the effective tax rate reflected the resolution of certain tax audit items during the current quarter.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. Based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
During the first quarter of 2022, Citigroup processed two transactions that were reportable pursuant to Section 219. On February 16, 2022, Citibank Europe plc processed a payment from an individual to the Iranian Embassy in London for visa-related fees, which is exempt pursuant to the travel exemption of the Iranian Transactions and Sanctions Regulations. The total value of the payment was GBP 5.00 (approximately USD 6.56). In addition, in January 2022, two subsidiaries of Citigroup Inc. processed a transaction between the Central Bank of Iran (the CBI) and an international organization (IO). The CBI sent funds to the IO’s Korean won account at Citibank Korea Inc., which were then converted to U.S. dollars and transferred to the IO’s U.S. dollar account at Citibank, N.A., New York branch. The total value of the payment was approximately USD 18,581,402.08. The transaction was a payment for the Government of Iran’s membership dues to the IO. Citi obtained a two-year license from the U.S. Office of Foreign Assets Control for such payments. Citigroup Inc.’s two subsidiaries realized nominal fees for the processing of this payment.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation (i) the precautionary statements included within each individual business’s discussion and analysis of its results of operations above and in Citi’s 2021 Form 10-K and other SEC filings; (ii) the factors listed and described under “Risk Factors” in Citi’s 2021 Form 10-K; and (iii) the risks and uncertainties summarized below:

•the potential impact to Citi from macroeconomic, geopolitical and other challenges and uncertainties and volatilities, including, among others, governmental fiscal and monetary actions or expected actions, such as further changes in interest rate policies, including an abrupt and sustained increase in interest rates, and reductions in central bank balance sheets; a continued elevated level of inflation; slowing of the Chinese economy and related impacts or any policy actions; significant disruptions and volatility in financial markets; geopolitical tensions and conflicts; protracted or widespread trade tensions; financial market, other economic and political disruption driven by anti-establishment movements; natural disasters; additional pandemics; and election outcomes;
•impacts related to or resulting from the war in Ukraine, including further escalation of tensions between Russia and the U.S. and its allies; the potential adverse effects on Citi’s businesses and customers in and related to Russia and Ukraine, including credit costs or other losses, charges or other negative financial or strategic impacts, including from any expropriation or other deconsolidation event; existing and future financial and economic sanctions and export controls against Russian organizations and/or individuals imposed by the U.S., the EU, the U.K. and other jurisdictions; commodity and energy market disruptions; inflationary impacts; additional supply chain disruptions; the impact of cyber incidents; and the resulting negative impacts and uncertainties on regional and global financial markets and economic conditions;
•rapidly evolving challenges and uncertainties related to the COVID-19 pandemic in the U.S. and globally, including the duration and further spread of the coronavirus as well as any variants becoming more prevalent and impactful; further production, distribution, acceptance and effectiveness of vaccines; availability and efficiency of testing; the public response and government actions; any weakness or slowing in the economic recovery or a further economic downturn, whether due to further supply chain disruptions, higher inflation, higher interest rates or otherwise; the impact of the pandemic on Citi’s consumer and corporate borrowers, including greater stress levels on some borrowers as the benefits of credit and customer assistance support wanes; the potential impact of pandemic restrictions; and the potential impact on Citi’s businesses and overall results of operations and financial condition;
•the potential impact on Citi’s ability to return capital to common shareholders consistent with its capital planning efforts and targets, due to, among other things: regulatory capital requirements, including annual recalibration of the Stress Capital Buffer, which is based upon the results of the CCAR process as well as supervisory stress tests; Citi’s results of operations and financial condition; the capital impact related to Citi’s divestitures, including the timing of transaction signings and closings; Citi’s DTA utilization; forecasts of macroeconomic conditions; Citi’s implementation and maintenance of an effective capital planning framework, and effectiveness in planning, managing and calculating its level of risk-weighted assets under both the Advanced Approaches and the Standardized Approach, Supplementary Leverage ratio and GSIB surcharge; elevated levels of liquidity in the financial system related to the pandemic; changes in regulatory capital rules, requirements or interpretations, including adoption of the U.S. SA-CCR rule for purposes of future supervisory stress testing or otherwise; and changes to the U.S. regulatory capital framework, including among other things, revisions to the U.S. Basel III rules;
•the ongoing regulatory and legislative uncertainties and changes faced by financial institutions, including Citi, in the U.S. and globally, such as potential fiscal, monetary, regulatory, tax and other changes due to the differing priorities of the current U.S. presidential administration, changes in regulatory leadership or focus and actions of Congress; potential changes to various aspects of the regulatory capital framework; future legislative and regulatory requirements in the U.S. and globally relating to climate change, including any new disclosure requirements, such as those recently proposed by the SEC; and the potential impact these uncertainties and changes could have on Citi’s businesses, results of operations, financial condition, business planning and compliance risks and costs;
•the additional disclosure and other requirements proposed by the SEC regarding Special Purpose Acquisition Companies (SPACs) that more closely align SPAC transaction requirements with those for an initial public offering with the objective of enhancing investor protection and expanding the responsibilities of underwriters; and the potential impact of these final requirements on ICG’s results of operations;
•Citi’s ability, as part of its transformation initiatives and strategic refresh, to achieve its projected or expected results from its continued investments and other initiatives, including to improve its infrastructure, risk management and controls and further enhance safety and soundness, deepen client relationships and enhance client offerings and capabilities in order to simplify Citi and enhance its allocation of resources, including as a result of factors that Citi cannot control, which could make the initiatives more costly and more challenging to implement, and limit their effectiveness;
•Citi’s ability to achieve its objectives from its strategic refresh, including, among others, those related to its Global Wealth Management business and its exits of consumer businesses in 13 markets in Asia and EMEA and the consumer, small business and middle-market banking operations in Mexico, which involve significant execution complexity, may not be as productive, effective or timely as Citi expects and could result in additional foreign currency translation adjustment (CTA) or other losses, charges or other negative financial or strategic impacts, which could be material;
•Citi’s ability to utilize its DTAs (including the foreign tax credit component of its DTAs) and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of its ability to generate U.S. taxable income;
•the potential impact to Citi if its interpretation or application of the complex income and non-income based tax laws to which it is subject, such as the Tax Cuts and Jobs Act (Tax Reform), the recent Foreign Tax Credit guidelines published in the Federal register, and withholding, stamp, service and other non-income taxes, differs from those of the relevant governmental taxing authorities, including as a result of litigation or examinations regarding non-income based tax matters, and the resulting payment of additional taxes, penalties or interest;
•the potential impact from a deterioration in or failure to maintain Citi’s co-branding or private label credit card relationships, due to, among other things, the economic environment; changes in consumer sentiment, spending patterns and credit card usage behaviors; a decline in sales and revenues, partner store closures, government-imposed restrictions, reduced air and business travel or other operational difficulties of the retailer or merchant; early termination of a particular relationship; or other factors, such as bankruptcies, liquidations, restructurings, consolidations or other similar events, whether due to the impact of the pandemic or otherwise;
•Citi’s ability in its resolution plan submissions to address any shortcomings or deficiencies identified or guidance provided by the Federal Reserve Board and FDIC;
•the potential impact on Citi’s performance and the performance of its individual businesses, including its competitive position and ability to effectively manage its businesses and continue to execute its strategies, if Citi is unable to attract, retain and motivate highly qualified employees, particularly given the highly competitive environment for talent;
•Citi’s ability to effectively compete in the U.S. and globally with both financial and non-financial services firms, including as a result of certain competitors being subject to less stringent legal and regulatory requirements; emerging technologies; changes in the payments space; growth of digital assets; and the increased operational, compliance and other risks resulting from the need to develop new or change or adapt existing products and services to attract and retain customers or clients or to compete more effectively with competitors;
•the potential impact to Citi from a prior or future failure or disruption of its operational processes or systems, including as a result of, among other things, human error, such as manual transaction processing errors (e.g., a manual error by any Citi trader that causes system or market disruptions or losses for Citi or its clients); fraud or malice; accidental system or technological failure; electrical or telecommunication outages; failure of or cyber incidents involving computer servers or infrastructure; or other similar losses or damage to Citi’s property or assets; failures by third parties, as well as disruptions in the operations of Citi’s businesses, clients, customers or other third parties; and the increased reputational, legal and compliance risks resulting from any such failure or disruption of its operational process or systems, including fines or legal or regulatory actions or proceedings;
•the increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others, including Citi and third parties with which it does business, that could result in, among other things, theft, loss, misuse or disclosure of confidential client or customer information or assets and a disruption of computer, software or network systems; and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
•the potential impact of changes to, or the application of incorrect, assumptions, judgments or estimates in Citi’s financial statements, including estimates of Citi’s ACL, which depends on its CECL models and assumptions and forecasted macroeconomic conditions and qualitative management adjustment component; reserves related to litigation, regulatory and tax matters exposures; valuation of DTAs; and fair value of certain assets and liabilities; and the assessment of goodwill or other assets for impairment;
•the financial impact from reclassification of any CTA component of AOCI, including related hedges and taxes, into Citi’s earnings, due to the sale, substantial liquidation or any other deconsolidation event of any foreign entity, such as those related to any of Citi’s legacy or exit businesses, whether due to Citi’s strategic refresh or otherwise;
•the impact of changes to financial accounting and reporting standards or interpretations, on how Citi records and reports its financial condition and results of operations;
•the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk management and mitigation processes, strategies or models, including those related to its comprehensive stress testing initiatives or ability to manage and aggregate data, are deficient or ineffective, or Citi’s Basel III regulatory capital models require refinement, modification or enhancement, or any related action is taken by Citi’s U.S. banking regulators;
•the potential impact of credit risk and concentrations of risk on Citi’s results of operations, whether due to a default of or deterioration involving consumer, corporate or public sector borrowers or other counterparties in the U.S. or in various countries and jurisdictions globally, including from indemnification obligations in connection with various transactions, such as hedging or reinsurance arrangements related to those obligations, or Citi being unable to liquidate or realize the fair value of its collateral;
•the potential impact on Citi’s liquidity and/or costs of funding as a result of various factors, including, among others, general disruptions in the financial markets, governmental fiscal and monetary policies, regulatory changes or negative investor perceptions of Citi’s creditworthiness, unexpected increases in cash or collateral requirements and the inability to monetize available liquidity resources, the competitive environment for deposits, changes in Citi’s credit spreads, higher interest rates and changes in currency exchange rates;
•the impact of a ratings downgrade of Citi or one or more of its more significant subsidiaries or issuing entities on Citi’s funding and liquidity as well as operations of certain of its businesses;
•the potential impact to Citi of ongoing interpretation and implementation of regulatory and legislative requirements and changes in the U.S. and globally, as well as heightened regulatory scrutiny and expectations for large financial institutions and their employees and agents, with respect to governance, infrastructure, data and risk management practices and controls, customer and client protection, market practices, anti-money laundering and sanctions, including the impact on Citi’s compliance, regulatory and other risks and costs, such as increased regulatory oversight and restrictions, enforcement proceedings, penalties and fines;
•the potential outcomes of the extensive legal and regulatory proceedings, examinations, investigations, consent orders and related compliance efforts and other inquiries, to which Citi is or may be subject at any given time, such as the previously disclosed October 2020 FRB and OCC consent orders, particularly given the increased focus by regulators on risks and controls, such as risk management, compliance, data quality management and governance and internal controls, and policies and procedures; Citi’s ability to remediate deficiencies on a timely and sufficient basis, including the resulting significant investments required for such remediation efforts; as well as the heightened scrutiny and expectations generally from regulators, and the severity of the remedies sought by regulators, such as significant monetary penalties, supervisory or enforcement orders, business restrictions, limitations on dividends and changes to directors and/or officers, and collateral consequences to Citi arising from such outcomes;
•the various risks faced by Citi as a result of its presence in the emerging markets, including, among others, limitations or unavailability of hedges on foreign investments; foreign currency volatility and devaluations; sovereign volatility; election outcomes; regulatory changes and political events; foreign exchange controls, including inability to access indirect foreign exchange mechanisms; macroeconomic volatility and disruptions, including with respect to commodity prices; limitations on foreign investment; sociopolitical instability (including from hyperinflation); fraud; nationalization or loss of licenses; business restrictions; sanctions or asset freezes; potential criminal charges; closure of branches or subsidiaries; confiscation of assets, whether related to geopolitical conflicts or otherwise; U.S. regulators imposing mandatory loan loss or other reserve requirements on Citi; and increased compliance and regulatory risks and costs;
•the potential impact to Citi from climate change and the transition to a low carbon economy, including both physical risks, such as increased frequency and/or severity of adverse weather events and transition risks, such as those arising from changes in regulations or market preferences toward a low-carbon economy, as well as higher regulatory, compliance and reputational risks and costs and data-related challenges, including as a result of any new SEC rules related to climate change disclosures, such as those recently proposed by the SEC, and an increased focus by banking regulators and others on the issue of climate change at financial institutions directly and with respect to their clients; and
•the transition away from and discontinuance of LIBOR and any other interest rate benchmark and the adverse consequences it could have for market participants, including Citi.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2022	2021
Revenues
Interest revenue	$13,151	$12,534
Interest expense	2,280	2,028
Net interest income	$10,871	$10,506
Commissions and fees	$2,568	$3,670
Principal transactions	4,590	3,913
Administration and other fiduciary fees	966	961
Realized gains on sales of investments, net	80	401
Impairment losses on investments:
Impairment losses on investments and other assets	(90)	(69)
Provision for credit losses on AFS debt securities(1)	—	—
Net impairment losses recognized in earnings	$(90)	$(69)
Other revenue	$201	$285
Total non-interest revenues	$8,315	$9,161
Total revenues, net of interest expense	$19,186	$19,667
Provisions for credit losses and for benefits and claims
Provision for credit losses on loans	$260	$(1,479)
Provision for credit losses on held-to-maturity (HTM) debt securities	(2)	(11)
Provision for credit losses on other assets	(4)	9
Policyholder benefits and claims	27	52
Provision for credit losses on unfunded lending commitments	474	(626)
Total provisions for credit losses and for benefits and claims(2)	$755	$(2,055)
Operating expenses
Compensation and benefits	$6,820	$6,001
Premises and equipment	543	576
Technology/communication	2,016	1,852
Advertising and marketing	311	270
Other operating	3,475	2,714
Total operating expenses	$13,165	$11,413
Income from continuing operations before income taxes	$5,266	$10,309
Provision for income taxes	941	2,332
Income from continuing operations	$4,325	$7,977
Discontinued operations
Income (loss) from discontinued operations	$(2)	$(2)
Benefit for income taxes	—	—
Income (loss) from discontinued operations, net of taxes	$(2)	$(2)
Net income before attribution of noncontrolling interests	$4,323	$7,975
Noncontrolling interests	17	33
Citigroup’s net income	$4,306	$7,942
Basic earnings per share(3)
Income from continuing operations	$2.03	$3.64
Income from discontinued operations, net of taxes	—	—
Net income	$2.03	$3.64
Weighted average common shares outstanding (in millions)	1,971.7	2,082.0
Diluted earnings per share(3)
Income from continuing operations	$2.02	$3.62
Income (loss) from discontinued operations, net of taxes	—	—
Net income	$2.02	$3.62
Adjusted weighted average common shares outstanding (in millions)	1,988.2	2,096.6

(1)    In accordance with ASC 326, which requires the provision for credit losses on AFS securities to be included in revenue.
(2)    This total excludes the provision for credit losses on AFS securities, which is disclosed separately above.
(3)    Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2022	2021
Citigroup’s net income	$4,306	$7,942
Add: Citigroup’s other comprehensive income(1)
Net change in unrealized gains and losses on debt securities, net of taxes(1)	$(4,277)	$(1,785)
Net change in debt valuation adjustment (DVA), net of taxes(2)	793	(42)
Net change in cash flow hedges, net of taxes	(1,541)	(556)
Benefit plans liability adjustment, net of taxes	171	714
Net change in foreign currency translation adjustment, net of taxes and hedges	(14)	(1,274)
Net change in excluded component of fair value hedges, net of taxes	48	(10)
Citigroup’s total other comprehensive income (loss)	$(4,820)	$(2,953)
Citigroup’s total comprehensive income	$(514)	$4,989
Add: Other comprehensive loss attributable to noncontrolling interests	$(29)	$(58)
Add: Net income (loss) attributable to noncontrolling interests	17	33
Total comprehensive income	$(526)	$4,964

(1)See Note 17.
(2)See Note 20.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	March 31,
	2022	December 31,
In millions of dollars	(Unaudited)	2021
Assets
Cash and due from banks (including segregated cash and other deposits)	$27,768	$27,515
Deposits with banks, net of allowance	244,319	234,518
Securities borrowed and purchased under agreements to resell (including $234,349 and $216,466 as of March 31, 2022 and December 31, 2021, respectively, at fair value), net of allowance	345,410	327,288
Brokerage receivables, net of allowance	89,218	54,340
Trading account assets (including $147,835 and $133,828 pledged to creditors at March 31, 2022 and December 31, 2021, respectively)	357,997	331,945
Investments:
Available-for-sale debt securities (including $5,659 and $9,226 pledged to creditors as of March 31, 2022 and December 31, 2021, respectively), net of allowance	264,774	288,522
Held-to-maturity debt securities (including $1,294 and $1,460 pledged to creditors as of March 31, 2022 and December 31, 2021, respectively), net of allowance	242,547	216,963
Equity securities (including $957 and $1,032 at fair value as of March 31, 2022 and December 31, 2021, respectively)	7,281	7,337
Total investments	$514,602	$512,822
Loans:
Consumer (including $10 and $12 as of March 31, 2022 and December 31, 2021, respectively, at fair value)	350,328	376,534
Corporate (including $5,722 and $6,070 as of March 31, 2022 and December 31, 2021, respectively, at fair value)	309,341	291,233
Loans, net of unearned income	$659,669	$667,767
Allowance for credit losses on loans (ACLL)	(15,393)	(16,455)
Total loans, net	$644,276	$651,312
Goodwill	19,865	21,299
Intangible assets (including MSRs of $520 and $404 as of March 31, 2022 and December 31, 2021, respectively, at fair value)	4,522	4,495
Other assets (including $11,789 and $12,342 as of March 31, 2022 and December 31, 2021, respectively, at fair value), net of allowance	146,128	125,879
Total assets	$2,394,105	$2,291,413

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

	March 31,
	2022	December 31,
In millions of dollars	(Unaudited)	2021
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$121	$260
Trading account assets	10,206	10,038
Investments	837	844
Loans, net of unearned income
Consumer	33,568	34,677
Corporate	13,844	14,312
Loans, net of unearned income	$47,412	$48,989
Allowance for credit losses on loans (ACLL)	(2,462)	(2,668)
Total loans, net	$44,950	$46,321
Other assets	1,142	1,174
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$57,256	$58,637
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2022	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2021
Liabilities
Non-interest-bearing deposits in U.S. offices	$153,666	$158,552
Interest-bearing deposits in U.S. offices (including $893 and $879 as of March 31, 2022 and December 31, 2021, respectively, at fair value)	557,327	543,283
Non-interest-bearing deposits in offices outside the U.S.	98,579	97,270
Interest-bearing deposits in offices outside the U.S. (including $945 and $787 as of March 31, 2022 and December 31, 2021, respectively, at fair value)	524,139	518,125
Total deposits	$1,333,711	$1,317,230
Securities loaned and sold under agreements to repurchase (including $65,543 and $56,694 as of March 31, 2022 and December 31, 2021, respectively, at fair value)	204,494	191,285
Brokerage payables (including $3,668 and $3,575 as of March 31, 2022 and December 31, 2021, respectively, at fair value)	91,324	61,430
Trading account liabilities	188,059	161,529
Short-term borrowings (including $7,367 and $7,358 as of March 31, 2022 and December 31, 2021, respectively, at fair value)	30,144	27,973
Long-term debt (including $83,277 and $82,609 as of March 31, 2022 and December 31, 2021, respectively, at fair value)	253,954	254,374
Other liabilities	94,066	74,920
Total liabilities	$2,195,752	$2,088,741
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: as of March 31, 2022—759,800 and as of December 31, 2021—759,800, at aggregate liquidation value	$18,995	$18,995
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: as of March 31, 2022—3,099,669,033 and as of December 31, 2021—3,099,651,835	31	31
Additional paid-in capital	108,050	108,003
Retained earnings	187,962	184,948
Treasury stock, at cost: March 31, 2022—1,157,748,491 shares and December 31, 2021—1,115,296,641 shares	(73,744)	(71,240)
Accumulated other comprehensive income (loss) (AOCI)	(43,585)	(38,765)
Total Citigroup stockholders’ equity	$197,709	$201,972
Noncontrolling interests	644	700
Total equity	$198,353	$202,672
Total liabilities and equity	$2,394,105	$2,291,413

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

	March 31,
	2022	December 31,
In millions of dollars	(Unaudited)	2021
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$8,394	$8,376
Long-term debt	12,556	12,579
Other liabilities	844	694
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$21,794	$21,649

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars	2022	2021
Preferred stock at aggregate liquidation value
Balance, beginning of period	$18,995	$19,480
Issuance of new preferred stock	—	2,300
Redemption of preferred stock	—	(1,500)
Balance, end of period	$18,995	$20,280
Common stock and additional paid-in capital (APIC)
Balance, beginning of period	$108,034	$107,877
Employee benefit plans	46	(175)
Preferred stock issuance costs (new issuances, net of reclassifications to retained earnings for redemptions)	—	23
Other	1	—
Balance, end of period	$108,081	$107,725
Retained earnings
Balance, beginning of period	$184,948	$168,272
Citigroup’s net income	4,306	7,942
Common dividends(1)	(1,014)	(1,074)
Preferred dividends	(279)	(292)
Other (primarily reclassifications from APIC for preferred issuance costs on redemptions)	1	(32)
Balance, end of period	$187,962	$174,816
Treasury stock, at cost
Balance, beginning of period	$(71,240)	$(64,129)
Employee benefit plans(2)	496	468
Treasury stock acquired(3)	(3,000)	(1,600)
Balance, end of period	$(73,744)	$(65,261)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(38,765)	$(32,058)
Citigroup’s total other comprehensive income	(4,820)	(2,953)
Balance, end of period	$(43,585)	$(35,011)
Total Citigroup common stockholders’ equity	$178,714	$182,269
Total Citigroup stockholders’ equity	$197,709	$202,549
Noncontrolling interests
Balance, beginning of period	$700	$758
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	—
Transactions between Citigroup and the noncontrolling-interest shareholders	(33)	—
Net income attributable to noncontrolling-interest shareholders	17	33
Distributions paid to noncontrolling-interest shareholders	—	—
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(29)	(58)
Other	(11)	(9)
Net change in noncontrolling interests	$(56)	$(34)
Balance, end of period	$644	$724
Total equity	$198,353	$203,273

(1)    Common dividends declared were $0.51 per share for each of the first quarters of 2022 and 2021.
(2)    Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.
(3)    Primarily consists of open market purchases under Citi’s Board of Directors-approved common share repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended March 31,
In millions of dollars	2022	2021
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$4,323	$7,975
Net income attributable to noncontrolling interests	17	33
Citigroup’s net income	$4,306	$7,942
Loss from discontinued operations, net of taxes	(2)	(2)
Income from continuing operations—excluding noncontrolling interests	$4,308	$7,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Net loss on significant disposals(1)	118	—
Depreciation and amortization	1,015	962
Provisions for credit losses on loans and unfunded lending commitments	734	(2,105)
Goodwill impairment	535	—
Realized gains from sales of investments	(80)	(401)
Impairment losses on investments and other assets	90	69
Change in trading account assets	(26,073)	14,405
Change in trading account liabilities	26,530	11,090
Change in brokerage receivables net of brokerage payables	(4,984)	(5,236)
Change in loans HFS	3,223	1,561
Change in other assets	(7,497)	(383)
Change in other liabilities	310	3,047
Other, net	(11,773)	(7,755)
Total adjustments	$(17,852)	$15,254
Net cash provided by (used in) operating activities of continuing operations	$(13,544)	$23,198
Cash flows from investing activities of continuing operations
Change in securities borrowed and purchased under agreements to resell	$(18,122)	$(20,360)
Change in loans	(9,643)	9,933
Proceeds from sales and securitizations of loans	676	323
Available-for-sale debt securities(2):
Purchases of investments	(66,115)	(48,998)
Proceeds from sales of investments	57,084	45,960
Proceeds from maturities of investments	28,333	30,003
Held-to-maturity debt securities(2):
Purchases of investments	(28,406)	(62,067)
Proceeds from maturities of investments	2,775	5,085
Capital expenditures on premises and equipment and capitalized software	(1,229)	(830)
Proceeds from sales of premises and equipment, subsidiaries and affiliates and repossessed assets	15	10
Other, net	109	7
Net cash used in investing activities of continuing operations	$(34,523)	$(40,934)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,286)	$(1,356)
Issuance of preferred stock	—	2,300
Redemption of preferred stock	—	(1,500)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED) (Continued)
	Three Months Ended March 31,
In millions of dollars	2022	2021
Treasury stock acquired	$(2,833)	$(1,481)
Stock tendered for payment of withholding taxes	(330)	(312)
Change in securities loaned and sold under agreements to repurchase	13,209	19,643
Issuance of long-term debt	29,668	15,516
Payments and redemptions of long-term debt	(17,061)	(22,432)
Change in deposits	34,816	20,304
Change in short-term borrowings	2,171	2,573
Net cash provided by financing activities of continuing operations	$58,354	$33,255
Effect of exchange rate changes on cash and due from banks	$(233)	$(452)
Change in cash, due from banks and deposits with banks	10,054	15,067
Cash, due from banks and deposits with banks at beginning of period	262,033	309,615
Cash, due from banks and deposits with banks at end of period	$272,087	$324,682
Cash and due from banks (including segregated cash and other deposits)	$27,768	$26,204
Deposits with banks, net of allowance	244,319	298,478
Cash, due from banks and deposits with banks at end of period	$272,087	$324,682
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$631	$950
Cash paid during the period for interest	2,782	1,389
Non-cash investing activities(1)(3)
Decrease in net loans associated with significant disposals reclassified to HFS	$14,970	$—
Decrease in goodwill associated with significant disposals reclassified to HFS	715	—
Transfers to loans HFS (Other assets) from loans	328	636
Non-cash financing activities(1)
Decrease in deposits associated with significant disposals reclassified to HFS	$18,334	$—
Decrease in long-term debt associated with significant disposals reclassified to HFS	28	—

(1)    See Note 2 for further information on significant disposals.
(2)    Citi has revised the Consolidated Statement of Cash Flows to present purchases of investments, sales of investments and proceeds from maturities of investments separately between available-for-sale debt securities and held-to-maturity debt securities. Citi had no sales of held-to-maturity debt securities during the periods presented.
(3)    Operating and finance lease right-of-use assets and lease liabilities represent non-cash investing and financing activities, respectively, and are not included in the non-cash investing activities presented here. See Note 22 for more information and balances as of March 31, 2022.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION, UPDATED ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Form 10-K).
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See Note 1 to the Consolidated Financial Statements in Citigroup’s 2021 Form 10-K for a summary of all of Citigroup’s significant accounting policies.

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
This change in income statement presentation represents a “change in accounting principle” under ASC Topic 250, Accounting Changes and Error Corrections, with retrospective application to the earliest period presented. This change in accounting principle resulted in a reclassification of $340 million of deposit insurance expenses from Interest expense to Other operating expenses, for the quarter ended March 31, 2021. This change had no impact on Citi’s net income or the total deposit insurance expense incurred by Citi.

FUTURE ACCOUNTING CHANGES

Obligations to Safeguard Crypto-assets Held for Platform Users
In March 2022, the SEC issued Staff Accounting Bulletin (SAB) No. 121, which expresses the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for platform users. Specifically, the guidance requires issuers that hold digital assets for their platform users to recognize a liability for their obligation to safeguard the digital assets held and a corresponding asset, measured initially and subsequently at fair value. The guidance is effective for interim and annual periods ending after June 15, 2022, with retrospective application to the beginning of the fiscal year, with early adoption permitted. Citi is currently assessing the application of SAB 121, but based on its current activity does not expect any impact to its results of operations as a result of adopting SAB 121.

Fair Value Hedging—Portfolio Layer Method
In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, intended to better align hedge accounting with an organization’s risk management strategies. Specifically, the guidance expands the current single-layer method to allow multiple hedge layers of a single closed portfolio of qualifying assets, which include both prepayable and non-prepayable assets. Upon the adoption of the guidance, entities may elect to reclassify securities held-to-maturity to the available-for-sale category as long as the reclassified securities are designated in a portfolio hedge. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years with early adoption permitted. Citi is evaluating when to adopt the amendments in ASU 2022-01. Citi does not expect a material impact to its results of operations as a result of adopting the amendments.

Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings by creditors, enhances disclosure requirements for certain loan refinancings and restructurings by creditors and requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The guidance is effective beginning January 1, 2023 and early adoption is permitted. Citi is evaluating whether to early adopt and the effect that ASU 2022-02 will have on its Consolidated Financial Statements and related disclosures.

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
The following table summarizes financial information for all Discontinued operations:

	Three Months Ended March 31,
In millions of dollars	2022	2021
Total revenues, net of interest expense	$—	$—
Income (loss) from discontinued operations(1)	$(2)	$(2)
Benefit for income taxes	—	—
Income (loss) from discontinued operations, net of taxes	$(2)	$(2)

(1)Amounts in each period relate to the sale of the Egg Banking business in 2011.

Cash flows from Discontinued operations were not material for the periods presented.

Significant Disposals
The following five consumer banking business sale agreements (of nine total) were identified as significant disposals that are recorded within the Legacy Franchises segment, including the assets and liabilities that were reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet and the Income (loss) before taxes (benefits) related to each business. All sales agreements in the table below are subject to regulatory approvals and other closing conditions:

			Three Months Ended March 31,		March 31, 2022
In millions of dollars			Income (loss) before taxes(1)		Assets						Liabilities
Consumer banking business in	Sale agreement date	Expected close	2022	2021	Cash and deposits with banks	Loans(2)	Goodwill(3)	Other assets, advances to/from subsidiaries	Other assets	Total assets	Deposits	Long-term debt	Other liabilities	Total liabilities
Australia(4)	8/9/21	first half 2022	$164	$73	$18	$9,370	$257	$—	$105	$9,750	$7,098	$451	$147	$7,696
Philippines(5)	12/23/21	second half 2022	40	36	30	1,161	244	570	35	2,040	1,386	—	82	1,468
Thailand(5)	1/14/22	second half 2022	$(11)	$48	$17	$2,545	$157	$223	$71	$3,013	$945	$—	$224	$1,169
Taiwan(5)	1/28/22	second half 2023	46	85	103	8,170	212	5,199	223	13,907	10,733	—	220	10,953
India(5)	3/30/22	first half 2023	72	69	33	3,669	346	2,984	129	7,161	6,579	—	185	6,764

(1)    Income before taxes for the period in which the individually significant component was classified as HFS for all prior periods presented. For Australia, excludes the pretax loss on sale.
(2)    Loans, net of allowance as of March 31, 2022: Australia $145 million, Philippines $71 million, Thailand $71 million, Taiwan $66 million and India $69 million.
(3)    For Australia, includes intangible assets.
(4)    Beginning in the third quarter of 2021, Citi reported the business as HFS. In the third and fourth quarters of 2021, Citi recognized an aggregate pretax loss on sale of approximately $700 million ($600 million after-tax), subject to closing adjustments. The loss on sale primarily reflects the impact of a pretax $625 million currency translation adjustment (CTA) loss (net of hedges) ($475 million after-tax) already reflected in the Accumulated other comprehensive income (AOCI) component of equity. Upon closing, the CTA-related balance will be removed from the AOCI component of equity, resulting in a neutral CTA impact to Citi’s Common Equity Tier 1 Capital. In the first quarter of 2022, Citi recorded an additional pretax loss on sale of approximately $118 million recorded in Other revenue ($81 million after-tax), primarily reflecting the impact of a pretax ACL release of $104 million and contractual adjustments of $14 million.
(5)    These sales are expected to result in an after-tax gain upon closing.

Citi did not have any other significant disposals to report as of March 31, 2022. As of May 9, 2022, Citi had not entered into any other definitive sales agreements related to its recently announced intention to pursue exits of its consumer franchises in 13 markets across Asia and EMEA.
For a description of the Company’s significant disposal transactions in prior periods and financial impact, see Note 2 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Other Business Exits

Wind-Down of Korea Consumer Banking Business
On October 25, 2021, Citi announced its decision to wind down and close its Korea consumer banking business, which is reported in the Legacy Franchises operating segment. In connection with the announcement, Citibank Korea Inc. (CKI) commenced a voluntary early termination program (Korea VERP). Due to the voluntary nature of this termination program, no liabilities for termination benefits are recorded until CKI makes formal offers to employees that are then irrevocably accepted by those employees. Related charges are recorded as Compensation and benefits.
For the quarter ended March 31, 2022, Citigroup recorded an additional pretax charge of $31 million, composed of gross charges connected to the Korea VERP.
The following table summarizes the reserve charges related to the Korea VERP and other initiatives reported in the Legacy Franchises operating segment and Corporate/Other:

In millions of dollars	Employee termination costs
Total Citigroup (pretax)
Original charges	$1,052
Utilization	(1)
Foreign exchange	3
Balance at December 31, 2021	$1,054
Additional charges	$31
Utilization	(347)
Foreign exchange	(24)
Balance at March 31, 2022	$714

The total estimated cash charges for the wind-down are $1.1 billion, most of which were recognized in 2021. Citi will recognize the remaining charges through 2022, as voluntary retirements are phased in and irrevocably accepted in order to minimize business and operational impacts.

3. OPERATING SEGMENTS

Effective January 1, 2022, Citi changed its management structure resulting in changes in its operating segments and reporting units to reflect how the CEO, who is the chief operating decision maker, intends to manage the Company, allocate resources and measure performance. Citi reorganized its management reporting into three operating segments: Institutional Clients Group (ICG), Personal Banking and Wealth Management (PBWM) and Legacy Franchises, with Corporate/Other including activities not assigned to a specific operating segment, as well as discontinued operations. The prior-period balances reflect reclassifications to conform the presentation in those periods to the current operating segment structure. Citi’s consolidated results were not impacted by the changes discussed above and remain unchanged for all periods presented.
The operating segments are determined based on how management allocates resources and measures financial performance to make business decisions, and are reflective of the types of customers served and the products and services provided.
ICG consists of Services, Markets and Banking, providing corporate, institutional and public sector clients around the world with a full range of wholesale banking products and services.
PBWM consists of U.S. Personal Banking and Global Wealth Management, providing traditional banking services and credit cards to retail and small business customers in the U.S., and financial services to the entire continuum of wealth clients—from affluent to ultra-high-net-worth—through banking, lending, mortgages, investment, custody and trust product offerings in approximately 20 countries, including the U.S., Mexico and the four wealth management centers: Singapore, Hong Kong, the UAE and London.
Legacy Franchises consists of Asia Consumer and Mexico Consumer/SBMM businesses that Citi intends to exit, and its remaining Legacy Holdings Assets.
Corporate/Other includes activities not assigned to the operating segments, including certain unallocated costs of global functions, other corporate expenses and net treasury results, offsets to certain line-item reclassifications and eliminations, and unallocated taxes, as well as discontinued operations.
The following tables present certain information regarding the Company’s continuing operations by operating segment and Corporate/Other:

	Three Months Ended March 31,
In millions of dollars, except identifiable assets, average loans and average deposits in billions	ICG		PBWM		Legacy Franchises		Corporate/Other		Total Citi
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income	$3,784	$3,733	$5,385	$5,165	$1,508	$1,563	$194	$45	$10,871	$10,506
Non-interest revenue	7,376	7,655	520	827	423	680	(4)	(1)	8,315	9,161
Total revenues, net of interest expense	$11,160	$11,388	$5,905	$5,992	$1,931	$2,243	$190	$44	$19,186	$19,667
Operating expense	6,723	5,932	3,889	3,422	2,293	1,752	260	307	13,165	11,413
Provision for credit losses	971	(1,539)	(376)	(557)	160	44	—	(3)	755	(2,055)
Income (loss) from continuing operations before taxes	$3,466	$6,995	$2,392	$3,127	$(522)	$447	$(70)	$(260)	$5,266	$10,309
Provision (benefits) for income taxes	808	1,565	532	707	(137)	127	(262)	(67)	941	2,332
Income (loss) from continuing operations	$2,658	$5,430	$1,860	$2,420	$(385)	$320	$192	$(193)	$4,325	$7,977
Identifiable assets (March 31, 2022 and December 31, 2021)	$1,704	$1,613	$476	$464	$122	$125	$92	$89	$2,394	$2,291
Average loans	289	281	312	303	48	82	—	—	649	666
Average deposits	826	809	447	397	55	87	6	11	1,334	1,304

4.  INTEREST REVENUE AND EXPENSE

Interest revenue and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2022	2021
Interest revenue
Consumer loans	$6,262	$6,702
Corporate loans	2,454	2,207
Loan interest, including fees	$8,716	$8,909
Deposits with banks	296	145
Securities borrowed and purchased under agreements to resell	394	294
Investments, including dividends	2,050	1,752
Trading account assets(1)	1,146	1,337
Other interest-bearing assets	549	97
Total interest revenue	$13,151	$12,534
Interest expense
Deposits	$871	$712
Securities loaned and sold under agreements to repurchase	282	253
Trading account liabilities(1)	147	114
Short-term borrowings and other interest-bearing liabilities	55	31
Long-term debt	925	918
Total interest expense	$2,280	$2,028
Net interest income	$10,871	$10,506
Provision (benefit) for credit losses on loans	260	(1,479)
Net interest income after provision for credit losses on loans	$10,611	$11,985

(1)Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

5.  COMMISSIONS AND FEES; ADMINISTRATION AND OTHER FIDUCIARY FEES

For additional information on Citi’s commissions and fees, and administration and other fiduciary fees, see Note 5 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

The following tables present Commissions and fees revenue:

	Three Months Ended March 31, 2022
In millions of dollars	ICG	PBWM	Legacy Franchises	Corporate/Other	Total
Investment banking	$908	$—	$—	$—	$908
Brokerage commissions	460	240	67	—	767
Credit and bank card income
Interchange fees	240	2,099	221	—	2,560
Card-related loan fees	9	64	81	—	154
Card rewards and partner payments(1)	(118)	(2,499)	(172)	—	(2,789)
Deposit-related fees(2)	267	59	18	—	344
Transactional service fees	254	4	26	—	284
Corporate finance(3)	116	3	—	—	119
Insurance distribution revenue	—	52	36	—	88
Insurance premiums	—	1	25	—	26
Loan servicing	12	10	4	—	26
Other	(1)	47	35	—	81
Total commissions and fees(4)	$2,147	$80	$341	$—	$2,568

	Three Months Ended March 31, 2021
In millions of dollars	ICG	PBWM	Legacy Franchises	Corporate/Other	Total
Investment banking	$1,624	$—	$—	$—	$1,624
Brokerage commissions	521	289	132	—	942
Credit and bank card income
Interchange fees	158	1,694	212	—	2,064
Card-related loan fees	5	78	99	—	182
Card rewards and partner payments(1)	(75)	(1,956)	(140)	—	(2,171)
Deposit-related fees(2)	242	55	32	—	329
Transactional service fees	232	5	28	—	265
Corporate finance(3)	155	3	—	—	158
Insurance distribution revenue	—	83	52	—	135
Insurance premiums	—	1	19	—	20
Loan servicing	12	7	4	—	23
Other	10	56	33	—	99
Total commissions and fees(4)	$2,884	$315	$471	$—	$3,670

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
(2)Includes overdraft fees of $32 million and $24 million for the three months ended March 31, 2022 and 2021, respectively. Overdraft fees are accounted for under ASC 310.
(3)Consists primarily of fees earned from structuring and underwriting loan syndications or related financing activity. This activity is accounted for under ASC 310.
(4)Commissions and fees include $(2,427) million and $(1,749) million not accounted for under ASC 606, Revenue from Contracts with Customers, for the three months ended March 31, 2022 and 2021, respectively. Amounts reported in Commissions and fees accounted for under other guidance primarily include card-related loan fees, card reward programs and certain partner payments, corporate finance fees, insurance premiums and loan servicing fees.

The following tables present Administration and other fiduciary fees revenue:

	Three Months Ended March 31, 2022
In millions of dollars	ICG	PBWM	Legacy Franchises	Corporate/Other	Total
Custody fees	$447	$23	$3	$—	$473
Fiduciary fees	64	205	80	—	349
Guarantee fees	132	10	2	—	144
Total administration and other fiduciary fees(1)	$643	$238	$85	$—	$966

	Three Months Ended March 31, 2021
In millions of dollars	ICG	PBWM	Legacy Franchises	Corporate/Other	Total
Custody fees	$432	$21	$4	$—	$457
Fiduciary fees	61	191	107	—	359
Guarantee fees	132	11	2	—	145
Total administration and other fiduciary fees(1)	$625	$223	$113	$—	$961

(1)    Administration and other fiduciary fees include $144 million and $145 million for the three months ended March 31, 2022 and 2021, respectively, that are not accounted for under ASC 606, Revenue from Contracts with Customers. These generally include guarantee fees.

6. PRINCIPAL TRANSACTIONS

Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions that are managed on a portfolio basis and characterized below based on the primary risk managed by each trading desk. Not included in the table below is the impact of net interest income related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 for information about net interest income related to trading activities. Principal transactions include CVA (credit valuation adjustments) and FVA (funding valuation adjustments) on over-the-counter derivatives, and gains (losses) on certain economic hedges on loans in ICG. These adjustments are discussed further in Note 20.
In certain transactions, Citi incurs fees and presents these fees paid to third parties in operating expenses.
The following table presents Principal transactions revenue:

	Three Months Ended March 31,
In millions of dollars	2022	2021
Interest rate risks(1)	$1,470	$1,433
Foreign exchange risks(2)	1,547	962
Equity risks(3)	932	845
Commodity and other risks(4)	451	200
Credit products and risks(5)	190	473
Total	$4,590	$3,913

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

7. INCENTIVE PLANS

For additional information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Net (Benefit) Expense
The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans for Significant Plans and All Other Plans:

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2022	2021	2022	2021	2022	2021	2022	2021
Benefits earned during the period	$—	$—	$34	$39	$—	$—	$1	$2
Interest cost on benefit obligation	86	82	73	62	3	3	23	25
Expected return on assets	(154)	(182)	(66)	(61)	(3)	(4)	(20)	(22)
Amortization of unrecognized:
Prior service cost (benefit)	1	1	(2)	(1)	(2)	(2)	(3)	(2)
Net actuarial loss (gain)	56	62	13	18	(1)	—	1	5
Total net (benefit) expense	$(11)	$(37)	$52	$57	$(3)	$(3)	$2	$8

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following table summarizes the funded status and amounts recognized on the Consolidated Balance Sheet for the Company’s
Significant Plans:

	Three Months Ended March 31, 2022
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$12,766	$8,001	$501	$1,169
Plans measured annually	(23)	(2,071)	—	(298)
Projected benefit obligation at beginning of year—Significant Plans	$12,743	$5,930	$501	$871
Benefits earned during the period	—	18	—	—
Interest cost on benefit obligation	86	62	3	21
Actuarial gain(1)	(1,102)	(362)	(44)	(8)
Benefits paid, net of participants’ contributions and government subsidy	(218)	(119)	(9)	(13)
Settlement gain(2)	—	(56)	—	—
Curtailment gain(2)	—	(9)	—	—
Foreign exchange impact and other	—	181	—	(71)
Projected benefit obligation at period end—Significant Plans	$11,509	$5,645	$451	$800
Change in plan assets
Plan assets at fair value at beginning of year	$12,977	$7,614	$319	$1,043
Plans measured annually	—	(1,419)	—	(7)
Plan assets at fair value at beginning of year—Significant Plans	$12,977	$6,195	$319	$1,036
Actual return on plan assets	(825)	(335)	(15)	(55)
Company contributions, net of reimbursements	13	96	5	—
Benefits paid, net of participants’ contributions and government subsidy	(218)	(119)	(9)	(13)
Settlements gain(2)	—	(56)	—	—
Foreign exchange impact and other	—	188	—	(67)
Plan assets at fair value at period end—Significant Plans	$11,947	$5,969	$300	$901
Qualified plans(3)	$1,035	$324	$(151)	$101
Nonqualified plans(4)	(597)	—	—	—
Funded status of the plans at period end—Significant Plans	$438	$324	$(151)	$101
Net amount recognized at period end
Benefit asset	$1,035	$940	$—	$101
Benefit liability	(597)	(616)	(151)	—
Net amount recognized on the balance sheet—Significant Plans	$438	$324	$(151)	$101
Amounts recognized in AOCI at period end(5)
Prior service benefit	$—	$1	$89	$39
Net actuarial (loss) gain	(6,389)	(932)	103	(197)
Net amount recognized in equity (pretax)—Significant Plans	$(6,389)	$(931)	$192	$(158)
Accumulated benefit obligation at period end—Significant Plans	$11,508	$5,407	$451	$800

(1)During 2022, the actuarial gain is primarily due to the increase in global discount rates.
(2)Gains due to settlement and curtailment relate to divestiture activities.
(3)The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2022 and no minimum required funding is expected for 2022.
(4)The nonqualified plans of the Company are unfunded.
(5)The framework for the Company’s pension oversight process includes monitoring of potential settlement charges for all plans. Settlement accounting is triggered when either the sum of all settlements (including lump sum payments) for the year is greater than service plus interest costs or if more than 10% of the plan’s projected benefit obligation will be settled. Because some of Citi’s significant plans are frozen and have no material service cost, settlement accounting may apply in the future.

The following table shows the change in AOCI related to the Company’s pension, postretirement and post employment plans:

In millions of dollars	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021	Three Months Ended March 31, 2021
Beginning of period balance, net of tax(1)(2)	$(5,852)	$(6,864)	$(6,864)
Actuarial assumptions changes and plan experience	1,525	963	1,430
Net asset loss due to difference between actual and expected returns	(1,462)	(148)	(718)
Net amortization	64	280	81
Prior service cost	—	(7)	—
Curtailment/settlement gain(3)	—	11	—
Foreign exchange impact and other	50	153	114
Change in deferred taxes, net	(6)	(240)	(193)
Change, net of tax	$171	$1,012	$714
End of period balance, net of tax(1)(2)	$(5,681)	$(5,852)	$(6,150)

(1)See Note 17 for further discussion of net AOCI balance.
(2)Includes net-of-tax amounts for certain profit-sharing plans outside the U.S.
(3)Curtailment and settlement relate to divestiture activities.

Plan Assumptions
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net (benefit) expense assumed discount rates during the period	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021
U.S. plans
Qualified pension	2.80%	2.80%
Nonqualified pension	2.80	2.75
Postretirement	2.75	2.65
Non-U.S. plans
Pension	0.25–9.80	0.30–9.55
Weighted average	4.56	4.37
Postretirement	10.00	9.80

The discount rates utilized at period end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2021
U.S. plans
Qualified pension	3.80%	2.80%	3.10%
Nonqualified pension	3.85	2.80	3.00
Postretirement	3.85	2.75	2.85
Non-U.S. plans
Pension	1.10–10.00	0.25–9.80	0.25–9.30
Weighted average	5.55	4.56	3.59
Postretirement	10.10	10.00	9.70

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended March 31, 2022
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$8	$(12)
Non-U.S. plans	(6)	5
Postretirement
U.S. plans	—	—
Non-U.S. plans	(1)	1

Contributions
For the U.S. pension plans, there were no required minimum cash contributions during the first three months of 2022.
The following table summarizes the Company’s actual contributions for the three months ended March 31, 2022 and 2021, as well as expected Company contributions for the remainder of 2022 and the actual contributions made in 2021:

	Pension plans				Postretirement plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2022	2021	2022	2021	2022	2021	2022	2021
Company contributions(2) for the three months ended March 31	$14	$14	$136	$37	$5	$5	$3	$2
Company contributions (reimbursements) made during the remainder of the year	—	42	—	118	—	17	—	6
Company contributions expected to be made during the remainder of the year(3)	43	—	344	—	4	—	7	—

(1)The U.S. plans include benefits paid directly by the Company for the nonqualified pension plans.
(2)Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.
(3)Estimated 2022 benefit payments have increased due to the wind-down of Citi’s consumer banking business in Korea, as it is expected that employees who elected the VERP will be withdrawing their pension plan assets. See Note 2 for additional information.

Defined Contribution Plans
The following table summarizes the Company’s contributions for the defined contribution plans:

	Three Months Ended March 31,
In millions of dollars	2022	2021
U.S. plans	$119	$105
Non-U.S. plans	106	92

Post Employment Plans
The following table summarizes the net expense recognized in the Consolidated Statement of Income for the Company’s U.S. post employment plans:

	Three Months Ended March 31,
In millions of dollars	2022	2021
Non-service-related expense	$5	$5
Total net expense	$5	$5

9.  EARNINGS PER SHARE

The following table reconciles the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2022	2021
Earnings per common share
Income from continuing operations before attribution of noncontrolling interests	$4,325	$7,977
Less: Noncontrolling interests from continuing operations	17	33
Net income from continuing operations (for EPS purposes)	$4,308	$7,944
Income (loss) from discontinued operations, net of taxes	(2)	(2)
Citigroup’s net income	$4,306	$7,942
Less: Preferred dividends	279	292
Net income available to common shareholders	$4,027	$7,650
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with rights to dividends, applicable to basic EPS	25	66
Net income allocated to common shareholders for basic EPS	$4,002	$7,584
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,971.7	2,082.0
Basic earnings per share(1)
Income from continuing operations	$2.03	$3.64
Discontinued operations	—	—
Net income per share—basic	$2.03	$3.64
Diluted earnings per share
Net income allocated to common shareholders for basic EPS	$4,002	$7,584
Add back: Dividends allocated to employee restricted and deferred shares with rights to dividends that are forfeitable	8	7
Net income allocated to common shareholders for diluted EPS	$4,010	$7,591
Weighted-average common shares outstanding applicable to basic EPS (in millions)	1,971.7	2,082.0
Effect of dilutive securities
Options(2)	—	0.1
Other employee plans	16.5	14.5
Adjusted weighted-average common shares outstanding applicable to diluted EPS (in millions)(3)	1,988.2	2,096.6
Diluted earnings per share(1)
Income from continuing operations	$2.02	$3.62
Discontinued operations	—	—
Net income per share—diluted	$2.02	$3.62

(1)Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
(2)    During the first quarters of 2022 and 2021, no significant options to purchase shares of common stock were outstanding.
(3)    Due to rounding, weighted-average common shares outstanding applicable to basic EPS and the effect of dilutive securities may not sum to weighted-average common shares outstanding applicable to diluted EPS.

10. SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS

For additional information on the Company’s resale and repurchase agreements and securities borrowing and lending agreements, see Note 11 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2022	December 31, 2021
Securities purchased under agreements to resell	$248,474	$236,252
Deposits paid for securities borrowed	96,940	91,042
Total, net(1)	$345,414	$327,294
Allowance for credit losses on securities purchased and borrowed(2)	(4)	(6)
Total, net of allowance	$345,410	$327,288

Securities loaned and sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2022	December 31, 2021
Securities sold under agreements to repurchase	$182,941	$174,255
Deposits received for securities loaned	21,553	17,030
Total, net(1)	$204,494	$191,285

(1)    The above tables do not include securities-for-securities lending transactions of $3.7 billion and $3.6 billion at March 31, 2022 and December 31, 2021, respectively, where the Company acts as lender and receives securities that can be sold or pledged as collateral. In these transactions, the Company recognizes the securities received at fair value within Other assets and the obligation to return those securities as a liability within Brokerage payables.
(2)     See Note 14 for further information.

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
A substantial portion of the resale and repurchase agreements is recorded at fair value, as described in Notes 20 and 21. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.
A substantial portion of securities borrowing and lending agreements is recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 21. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and posts or obtains additional collateral in order to maintain contractual margin protection.
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

	As of March 31, 2022
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$369,843	$121,369	$248,474	$224,591	$23,883
Deposits paid for securities borrowed	106,841	9,901	96,940	20,914	76,026
Total	$476,684	$131,270	$345,414	$245,505	$99,909

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$304,310	$121,369	$182,941	$78,390	$104,551
Deposits received for securities loaned	31,454	9,901	21,553	3,943	17,610
Total	$335,764	$131,270	$204,494	$82,333	$122,161

	As of December 31, 2021
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities purchased under agreements to resell	$367,594	$131,342	$236,252	$205,349	$30,903
Deposits paid for securities borrowed	107,041	15,999	91,042	17,326	73,716
Total	$474,635	$147,341	$327,294	$222,675	$104,619

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts(3)
Securities sold under agreements to repurchase	$305,597	$131,342	$174,255	$85,184	$89,071
Deposits received for securities loaned	33,029	15,999	17,030	2,868	14,162
Total	$338,626	$147,341	$191,285	$88,052	$103,233

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

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by remaining contractual maturity:

	As of March 31, 2022
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$137,220	$80,290	$33,962	$52,838	$304,310
Deposits received for securities loaned	20,858	406	1,539	8,651	31,454
Total	$158,078	$80,696	$35,501	$61,489	$335,764

	As of December 31, 2021
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$127,679	$93,257	$32,908	$51,753	$305,597
Deposits received for securities loaned	23,387	6	1,392	8,244	33,029
Total	$151,066	$93,263	$34,300	$59,997	$338,626

The following tables present the gross amounts of liabilities associated with repurchase agreements and securities lending agreements by class of underlying collateral:

	As of March 31, 2022
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$102,415	$132	$102,547
State and municipal securities	893	—	893
Foreign government securities	121,092	185	121,277
Corporate bonds	23,112	187	23,299
Equity securities	22,182	30,663	52,845
Mortgage-backed securities	26,263	—	26,263
Asset-backed securities	1,654	—	1,654
Other	6,699	287	6,986
Total	$304,310	$31,454	$335,764

	As of December 31, 2021
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$85,861	$90	$85,951
State and municipal securities	1,053	—	1,053
Foreign government securities	133,352	212	133,564
Corporate bonds	20,398	152	20,550
Equity securities	25,653	32,517	58,170
Mortgage-backed securities	33,573	—	33,573
Asset-backed securities	1,681	—	1,681
Other	4,026	58	4,084
Total	$305,597	$33,029	$338,626

11. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business.
For additional information on these receivables and payables, see Note 12 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	March 31, 2022	December 31, 2021
Receivables from customers	$29,948	$26,403
Receivables from brokers, dealers and clearing organizations	59,270	27,937
Total brokerage receivables(1)	$89,218	$54,340
Payables to customers	$67,958	$52,158
Payables to brokers, dealers and clearing organizations	23,366	9,272
Total brokerage payables(1)	$91,324	$61,430

(1)     Includes brokerage receivables and payables recorded by Citi broker-dealer entities that are accounted for in accordance with the AICPA Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

12.  INVESTMENTS

For additional information regarding Citi’s investment portfolios, including evaluating investments for impairment, see Note 13 to the Consolidated Financial Statements
in Citi’s 2021 Form 10-K.

The following table presents Citi’s investments by category:

In millions of dollars	March 31, 2022	December 31, 2021
Debt securities available-for-sale (AFS)	$264,774	$288,522
Debt securities held-to-maturity (HTM)(1)	242,547	216,963
Marketable equity securities carried at fair value(2)	483	543
Non-marketable equity securities carried at fair value(2)	474	489
Non-marketable equity securities measured using the measurement alternative(3)	1,622	1,413
Non-marketable equity securities carried at cost(4)	4,702	4,892
Total investments	$514,602	$512,822

(1)Carried at adjusted amortized cost basis, net of any ACL.
(2)Unrealized gains and losses are recognized in earnings.
(3)Impairment losses and adjustments to the carrying value as a result of observable price changes are recognized in earnings. See “Non-Marketable Equity Securities Not Carried at Fair Value” below.
(4)    Represents shares issued by the Federal Reserve Bank, Federal Home Loan Banks and certain exchanges of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended March 31,
In millions of dollars	2022	2021
Taxable interest	$2,013	$1,652
Interest exempt from U.S. federal income tax	5	66
Dividend income	32	34
Total interest and dividend income on investments	$2,050	$1,752

The following table presents realized gains and losses on the sales of investments, which exclude impairment losses:

	Three Months Ended March 31,
In millions of dollars	2022	2021
Gross realized investment gains	$153	$460
Gross realized investment losses	(73)	(59)
Net realized gains on sales of investments	$80	$401

Debt Securities Available-for-Sale
The amortized cost and fair value of AFS debt securities were as follows:

	March 31, 2022					December 31, 2021
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$38,431	$82	$1,620	$—	$36,893	$33,064	$453	$301	$—	$33,216
Non-U.S. residential	322	—	2	—	320	380	1	1	—	380
Commercial	18	—	—	—	18	25	—	—	—	25
Total mortgage-backed securities	$38,771	$82	$1,622	$—	$37,231	$33,469	$454	$302	$—	$33,621
U.S. Treasury and federal agency securities
U.S. Treasury	$93,433	$35	$2,943	$—	$90,525	$122,669	$615	$844	$—	$122,440
Agency obligations	—	—	—	—	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$93,433	$35	$2,943	$—	$90,525	$122,669	$615	$844	$—	$122,440
State and municipal	$2,632	$26	$154	$—	$2,504	$2,643	$79	$101	$—	$2,621
Foreign government	125,279	239	2,059	—	123,459	119,426	337	1,023	—	118,740
Corporate	6,159	9	91	8	6,069	5,972	33	77	8	5,920
Asset-backed securities(1)	296	1	1	—	296	304	—	1	—	303
Other debt securities	4,700	—	10	—	4,690	4,880	1	4	—	4,877
Total debt securities AFS	$271,270	$392	$6,880	$8	$264,774	$289,363	$1,519	$2,352	$8	$288,522

(1)The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 18 for mortgage- and asset-backed securitizations in which the Company has other involvement.

The following table shows the fair value of AFS debt securities that have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2022
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$26,134	$1,066	$6,722	$554	$32,856	$1,620
Non-U.S. residential	76	2	—	—	76	2
Commercial	15	—	1	—	16	—
Total mortgage-backed securities	$26,225	$1,068	$6,723	$554	$32,948	$1,622
U.S. Treasury	$55,233	$1,271	$26,403	$1,672	$81,636	$2,943
State and municipal	688	27	1,083	127	1,771	154
Foreign government	74,927	1,598	13,965	461	88,892	2,059
Corporate	2,166	80	144	11	2,310	91
Asset-backed securities	4	1	—	—	4	1
Other debt securities	3,894	10	—	—	3,894	10
Total debt securities AFS	$163,137	$4,055	$48,318	$2,825	$211,455	$6,880
December 31, 2021
Debt securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,039	$270	$698	$31	$17,737	$301
Non-U.S. residential	96	1	1	—	97	1
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	$17,135	$271	$699	$31	$17,834	$302
U.S. Treasury and federal agency securities
U.S. Treasury	$56,448	$713	$6,310	$131	$62,758	$844
Agency obligations	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$56,448	$713	$6,310	$131	$62,758	$844
State and municipal	$229	$3	$874	$98	$1,103	$101
Foreign government	64,319	826	9,924	197	74,243	1,023
Corporate	2,655	77	22	—	2,677	77
Asset-backed securities	108	1	—	—	108	1
Other debt securities	3,439	4	—	—	3,439	4
Total debt securities AFS	$144,333	$1,895	$17,829	$457	$162,162	$2,352

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	March 31, 2022		December 31, 2021
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$165	$165	$188	$189
After 1 but within 5 years	229	226	211	211
After 5 but within 10 years	430	427	523	559
After 10 years	37,947	36,413	32,547	32,662
Total	$38,771	$37,231	$33,469	$33,621
U.S. Treasury and federal agency securities
Due within 1 year	$21,050	$21,009	$34,321	$34,448
After 1 but within 5 years	72,037	69,191	87,987	87,633
After 5 but within 10 years	346	325	361	359
After 10 years	—	—	—	—
Total	$93,433	$90,525	$122,669	$122,440
State and municipal
Due within 1 year	$29	$29	$40	$40
After 1 but within 5 years	109	108	121	124
After 5 but within 10 years	229	222	156	161
After 10 years	2,265	2,145	2,326	2,296
Total	$2,632	$2,504	$2,643	$2,621
Foreign government
Due within 1 year	$53,275	$53,145	$49,263	$49,223
After 1 but within 5 years	67,153	65,622	64,555	63,961
After 5 but within 10 years	3,259	3,090	3,736	3,656
After 10 years	1,592	1,602	1,872	1,900
Total	$125,279	$123,459	$119,426	$118,740
All other(2)
Due within 1 year	$5,202	$5,191	$5,175	$5,180
After 1 but within 5 years	5,174	5,166	5,177	5,149
After 5 but within 10 years	726	684	750	750
After 10 years	53	14	54	21
Total	$11,155	$11,055	$11,156	$11,100
Total debt securities AFS	$271,270	$264,774	$289,363	$288,522

(1)Includes mortgage-backed securities of U.S. government-sponsored agencies. The Company invests in mortgage- and asset-backed securities, which are typically issued by VIEs through securitization transactions.
(2)Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost, net(1)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2022
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$68,988	$137	$4,034	$65,091
Non-U.S. residential	714	—	—	714
Commercial	1,038	3	3	1,038
Total mortgage-backed securities	$70,740	$140	$4,037	$66,843
U.S. Treasury securities	$130,004	$26	$7,664	$122,366
State and municipal	9,035	185	236	8,984
Foreign government	1,699	1	64	1,636
Asset-backed securities(2)	31,069	5	249	30,825
Total debt securities HTM, net	$242,547	$357	$12,250	$230,654
December 31, 2021
Debt securities HTM
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$63,885	$1,076	$925	$64,036
Non-U.S. residential	736	3	—	739
Commercial	1,070	4	2	1,072
Total mortgage-backed securities	$65,691	$1,083	$927	$65,847
U.S. Treasury securities	$111,819	$30	$1,632	$110,217
State and municipal(3)	8,923	589	12	9,500
Foreign government	1,651	4	36	1,619
Asset-backed securities(2)	28,879	8	32	28,855
Total debt securities HTM, net	$216,963	$1,714	$2,639	$216,038

(1)Amortized cost is reported net of ACL of $85 million and $87 million at March 31, 2022 and December 31, 2021, respectively.
(2)The Company invests in mortgage- and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. See Note 18 for mortgage- and asset-backed securitizations in which the Company has other involvement.
(3)In February 2021, the Company transferred $237 million of state and municipal bonds from AFS classification to HTM classification in accordance with ASC 320. At the time of transfer, the securities were in an unrealized gain position of $14 million. The gain amounts will remain in AOCI and will be amortized over the remaining life of the securities.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	March 31, 2022		December 31, 2021
In millions of dollars	Amortized cost(1)	Fair value	Amortized cost(1)	Fair value
Mortgage-backed securities
Due within 1 year	$79	$79	$152	$151
After 1 but within 5 years	660	672	684	725
After 5 but within 10 years	1,641	1,625	1,655	1,739
After 10 years	68,360	64,467	63,200	63,232
Total	$70,740	$66,843	$65,691	$65,847
U.S. Treasury securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	79,392	75,035	65,498	64,516
After 5 but within 10 years	50,612	47,331	46,321	45,701
After 10 years	—	—	—	—
Total	$130,004	$122,366	$111,819	$110,217
State and municipal
Due within 1 year	$46	$46	$51	$50
After 1 but within 5 years	174	174	166	170
After 5 but within 10 years	937	942	908	951
After 10 years	7,878	7,822	7,798	8,329
Total	$9,035	$8,984	$8,923	$9,500
Foreign government
Due within 1 year	$302	$301	$292	$291
After 1 but within 5 years	1,397	1,335	1,359	1,328
After 5 but within 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	$1,699	$1,636	$1,651	$1,619
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	11,791	11,729	11,520	11,515
After 10 years	19,278	19,096	17,359	17,340
Total	$31,069	$30,825	$28,879	$28,855
Total debt securities HTM	$242,547	$230,654	$216,963	$216,038

(1)Amortized cost is reported net of ACL of $85 million and $87 million at March 31, 2022 and December 31, 2021, respectively.
(2)Includes corporate and asset-backed securities.

HTM Debt Securities Delinquency and Non-Accrual Details
Citi did not have any HTM securities that were delinquent or on non-accrual status at March 31, 2022 or December 31, 2021.

There were no purchased credit-deteriorated HTM debt securities held by the Company as of March 31, 2022 or December 31, 2021.

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
The sections below describe the Company’s process for identifying expected credit impairments for debt security types that have the most significant unrealized losses as of March 31, 2022.

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

For more information on evaluating investments for impairment, see Note 13 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Recognition and Measurement of Impairment
The following tables present total impairment on Investments recognized in earnings:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
In millions of dollars	AFS	Other assets	Total	AFS	Other assets	Total
Impairment losses related to debt securities that the Company does not intend to sell nor will likely be required to sell:
Total impairment losses recognized during the period	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—
Net impairment losses recognized in earnings for debt securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for debt securities that the Company intends to sell, would more-likely-than-not be required to sell or will be subject to an issuer call deemed probable of exercise	90	—	90	69	—	69
Total impairment losses recognized in earnings	$90	$—	$90	$69	$—	$69

Allowance for Credit Losses on AFS Debt Securities

Three Months Ended March 31, 2022
In millions of dollars	Corporate	Total AFS
Allowance for credit losses at beginning of period	$8	$8
Gross write-offs	—	—
Gross recoveries	—	—
Net credit losses (NCLs)	$—	$—
NCLs	$—	$—
Credit losses on securities without previous credit losses	—	—
Net reserve builds (releases) on securities with previous credit losses	—	—
Total provision for credit losses	$—	$—
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—
Allowance for credit losses at end of period	$8	$8

Three Months Ended March 31, 2021
In millions of dollars	Corporate	Total AFS
Allowance for credit losses at beginning of period	$5	$5
Gross write-offs	—	—
Gross recoveries	—	—
Net credit losses (NCLs)	$—	$—
NCLs	$—	$—
Credit losses on securities without previous credit losses	—	—
Net reserve builds (releases) on securities with previous credit losses	—	—
Total provision for credit losses	$—	$—
Initial allowance on newly purchased credit-deteriorated securities during the period	—	—
Allowance for credit losses at end of period	$5	$5

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
Equity securities under the measurement alternative are also assessed for impairment. On a quarterly basis, management qualitatively assesses whether each equity security under the measurement alternative is impaired. For details on impairment indicators that are considered, see Note 13 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.
When the qualitative assessment indicates that impairment exists, the investment is written down to fair value, with the full difference between the fair value of the investment and its carrying amount recognized in earnings.
Below is the carrying value of non-marketable equity securities measured using the measurement alternative at March 31, 2022 and December 31, 2021:

In millions of dollars	March 31, 2022	December 31, 2021
Measurement alternative:
Carrying value	$1,622	$1,413

Below are amounts recognized in earnings and life-to-date amounts for non-marketable equity securities measured using the measurement alternative:

	Three Months Ended March 31,
In millions of dollars	2022	2021
Measurement alternative:(1)
Impairment losses	$—	$—
Downward changes for observable prices	—	—
Upward changes for observable prices	85	81

(1)     See Note 20 for additional information on these nonrecurring fair value measurements.

Life-to-date amounts on securities still held
In millions of dollars	March 31, 2022
Measurement alternative:
Impairment losses	$80
Downward changes for observable prices	3
Upward changes for observable prices	776

A similar impairment analysis is performed for non-marketable equity securities carried at cost. For the three months ended March 31, 2022 and 2021, there was no impairment loss recognized in earnings for non-marketable equity securities carried at cost.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Private equity funds(1)(2)	$132	$123	$60	$60	N/A	N/A
Real estate funds(2)(3)	2	2	1	1	N/A	N/A
Mutual/collective investment funds	24	20	—	—	N/A	N/A
Total	$158	$145	$61	$61	N/A	N/A

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
N/A Not applicable

13.  LOANS

Citigroup loans are reported in two categories: corporate and consumer. These categories are classified primarily according to the operating segment and component that manage the loans. For additional information regarding Citi’s corporate and consumer loans, including related accounting policies, see Note 1 and Notes 1 and 14 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Corporate Loans
Corporate loans represent loans and leases managed by ICG and the Mexico SBMM component of Legacy Franchises. The following table presents information by corporate loan type:

In millions of dollars	March 31, 2022	December 31, 2021
In North America offices(1)
Commercial and industrial	$54,063	$48,364
Financial institutions	47,930	49,804
Mortgage and real estate(2)	17,536	15,965
Installment and other	18,812	20,143
Lease financing	379	415
Total	$138,720	$134,691
In offices outside North America(1)
Commercial and industrial	$112,732	$102,735
Financial institutions	27,657	22,158
Mortgage and real estate(2)	4,705	4,374
Installment and other	21,275	22,812
Lease financing	47	40
Governments and official institutions	4,205	4,423
Total	$170,621	$156,542
Corporate loans, net of unearned income(3)	$309,341	$291,233

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America. The classification between offices in North America and outside North America is based on the domicile of the booking unit. The difference between the domicile of the booking unit and the domicile of the managing unit is not material.
(2)Loans secured primarily by real estate.
(3)Corporate loans are net of unearned income of ($766) million and ($770) million at March 31, 2022 and December 31, 2021, respectively. Unearned income on corporate loans primarily represents interest received in advance, but not yet earned, on loans originated on a discounted basis.

The Company sold and/or reclassified to held-for-sale $0.3 billion of corporate loans during the three months ended March 31, 2022, and $0.5 billion of corporate loans during the three months ended March 31, 2021. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three months ended March 31, 2022 or 2021.

Corporate Loan Delinquencies and Non-Accrual Details at March 31, 2022

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$932	$631	$1,563	$1,519	$160,279	$163,361
Financial institutions	380	211	591	52	74,599	75,242
Mortgage and real estate	50	100	150	119	21,921	22,190
Lease financing	—	—	—	15	411	426
Other	41	45	86	161	42,153	42,400
Loans at fair value						5,722
Total	$1,403	$987	$2,390	$1,866	$299,363	$309,341

Corporate Loan Delinquencies and Non-Accrual Details at December 31, 2021

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans(4)
Commercial and industrial	$1,072	$239	$1,311	$1,263	$144,430	$147,004
Financial institutions	320	166	486	2	71,279	71,767
Mortgage and real estate	1	1	2	136	20,153	20,291
Lease financing	—	—	—	14	441	455
Other	77	19	96	138	45,412	45,646
Loans at fair value						6,070
Total	$1,470	$425	$1,895	$1,553	$281,715	$291,233

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
(4)Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	March 31, 2022
In millions of dollars	2022	2021	2020	2019	2018	Prior
Investment grade(3)
Commercial and industrial(4)	$36,059	$13,020	$4,742	$4,219	$3,513	$10,875	$36,661	$109,089
Financial institutions(4)	9,481	6,754	1,663	1,107	931	1,923	42,885	64,744
Mortgage and real estate	1,862	3,077	3,720	3,409	1,824	2,477	117	16,486
Other(5)	3,343	3,325	2,351	993	2,502	4,488	19,699	36,701
Total investment grade	$50,745	$26,176	$12,476	$9,728	$8,770	$19,763	$99,362	$227,020
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$11,346	$8,485	$2,448	$2,145	$1,790	$5,253	$21,286	$52,753
Financial institutions(4)	3,337	1,760	346	553	56	750	3,644	10,446
Mortgage and real estate	141	922	741	1,005	1,141	1,017	618	5,585
Other(5)	910	949	398	390	201	358	2,743	5,949
Non-accrual
Commercial and industrial(4)	143	148	99	122	112	245	650	1,519
Financial institutions	—	50	—	—	—	—	2	52
Mortgage and real estate	10	—	1	—	42	25	41	119
Other(5)	66	4	3	11	24	63	5	176
Total non-investment grade	$15,953	$12,318	$4,036	$4,226	$3,366	$7,711	$28,989	$76,599
Loans at fair value(6)								$5,722
Corporate loans, net of unearned income	$66,698	$38,494	$16,512	$13,954	$12,136	$27,474	$128,351	$309,341

	Recorded investment in loans(1)
	Term loans by year of origination						Revolving line of credit arrangements(2)	December 31, 2021
In millions of dollars	2021	2020	2019	2018	2017	Prior
Investment grade(3)
Commercial and industrial(4)	$42,422	$5,529	$4,642	$3,757	$2,911	$8,392	$30,588	$98,241
Financial institutions(4)	12,862	1,678	1,183	1,038	419	1,354	43,630	62,164
Mortgage and real estate	2,423	3,660	3,332	2,015	1,212	1,288	141	14,071
Other(5)	9,037	3,099	1,160	2,789	330	4,601	18,727	39,743
Total investment grade	$66,744	$13,966	$10,317	$9,599	$4,872	$15,635	$93,086	$214,219
Non-investment grade(3)
Accrual
Commercial and industrial(4)	$16,783	$2,281	$2,343	$2,024	$1,412	$3,981	$18,676	$47,500
Financial institutions(4)	4,325	347	567	101	71	511	3,679	9,601
Mortgage and real estate	1,275	869	1,228	1,018	493	586	615	6,084
Other(5)	1,339	349	554	364	119	245	3,236	6,206
Non-accrual
Commercial and industrial(4)	53	119	64	104	94	117	712	1,263
Financial institutions	—	—	—	—	—	—	2	2
Mortgage and real estate	11	8	2	49	10	25	31	136
Other(5)	19	5	19	19	—	90	—	152
Total non-investment grade	$23,805	$3,978	$4,777	$3,679	$2,199	$5,555	$26,951	$70,944
Loans at fair value(6)								$6,070
Corporate loans, net of unearned income	$90,549	$17,944	$15,094	$13,278	$7,071	$21,190	$120,037	$291,233

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
(6)Loans at fair value include loans to commercial and industrial, financial institutions, mortgage and real estate and other.

Non-Accrual Corporate Loans
The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:

	March 31, 2022				Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,519	$2,560	$392	$1,603	$7	$10
Financial institutions	52	110	31	17	—	—
Mortgage and real estate	119	119	3	155	2	—
Lease financing	15	15	—	18	—	—
Other	161	184	13	155	2	6
Total non-accrual corporate loans	$1,866	$2,988	$439	$1,948	$11	$16

	December 31, 2021
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,263	$1,858	$198	$1,839
Financial institutions	2	55	—	4
Mortgage and real estate	136	285	10	163
Lease financing	14	14	—	21
Other	138	165	4	134
Total non-accrual corporate loans	$1,553	$2,377	$212	$2,161

	March 31, 2022		December 31, 2021
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with specific allowances
Commercial and industrial	$604	$392	$637	$198
Financial institutions	50	31	—	—
Mortgage and real estate	22	3	29	10
Other	21	13	37	4
Total non-accrual corporate loans with specific allowances	$697	$439	$703	$212
Non-accrual corporate loans without specific allowances
Commercial and industrial	$915		$626
Financial institutions	2		2
Mortgage and real estate	97		107
Lease financing	15		14
Other	140		101
Total non-accrual corporate loans without specific allowances	$1,169	N/A	$850	N/A

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)Average carrying value represents the average recorded investment balance and does not include related specific allowances.
N/A Not applicable

Corporate Troubled Debt Restructurings(1)

For the Three Months Ended March 31, 2022

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$12	$—	$—	$12
Mortgage and real estate	—	—	—	—
Other	—	—	—	—
Total	$12	$—	$—	$12

For the Three Months Ended March 31, 2021

In millions of dollars	Carrying value of TDRs modified during the period	TDRs involving changes in the amount and/or timing of principal payments(2)	TDRs involving changes in the amount and/or timing of interest payments(3)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$21	$—	$—	$21
Mortgage and real estate	1	—	—	1
Other	1	1	—	—
Total	$23	$1	$—	$22

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

In millions of dollars	TDR balances at March 31, 2022	TDR loans that re-defaulted in 2022 within one year of modification	TDR balances at March 31, 2021	TDR loans that re-defaulted in 2021 within one year of modification
Commercial and industrial	$205	$—	$283	$—
Mortgage and real estate	20	—	25	—
Other	23	—	27	—
Total(1)	$248	$—	$335	$—

(1)The above table reflects activity for loans outstanding that were considered TDRs as of the end of the reporting period.

Consumer Loans
Consumer loans represent loans and leases managed primarily by PBWM and Legacy Franchises, except Mexico SBMM.

Consumer Loans, Delinquencies and Non-Accrual Status at March 31, 2022

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$83,520	$329	$376	$344	$84,569	$82	$506	$588	$240
Home equity loans(8)(9)	5,127	36	165	—	5,328	56	198	254	—
Credit cards	128,091	988	910	—	129,989	—	—	—	910
Personal, small business and other	41,118	76	67	36	41,297	2	70	72	32
Total	$257,856	$1,429	$1,518	$380	$261,183	$140	$774	$914	$1,182
In offices outside North America(6)
Residential mortgages(7)	$28,854	$67	$96	$—	$29,017	$—	$326	$326	$10
Credit cards	11,309	116	121	—	11,546	—	98	98	48
Personal, small business and other	48,401	101	80	—	48,582	—	179	179	—
Total	$88,564	$284	$297	$—	$89,145	$—	$603	$603	$58
Total Citigroup(10)	$346,420	$1,713	$1,815	$380	$350,328	$140	$1,377	$1,517	$1,240

(1)Loans less than 30 days past due are presented as current.
(2)Includes $10 million of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes classifiably managed Private bank loans.
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
(6)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.
(7)Includes approximately $0.1 billion and $0.0 billion of residential first mortgage loans in process of foreclosure in North America and outside of North America, respectively.
(8)Includes approximately $0.1 billion and $0.0 billion of home equity loans in process of foreclosure in North America and outside of North America, respectively.
(9)Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
(10)Consumer loans are net of unearned income of $591 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

Interest Income Recognized for Non-Accrual Consumer Loans

In millions of dollars	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
In North America offices(1)
Residential first mortgages	$3	$4
Home equity loans	1	2
Credit cards	—	—
Personal, small business and other	—	—
Total	$4	$6
In offices outside North America(1)
Residential mortgages	$—	$—
Credit cards	—	—
Personal, small business and other	—	—
Total	$—	$—
Total Citigroup	$4	$6

(1)North America includes the U.S., Canada and Puerto Rico. Mexico is included in offices outside North America.

Consumer Loans, Delinquencies and Non-Accrual Status at December 31, 2021

In millions of dollars	Total current(1)(2)	30–89 days past due(3)(4)	≥ 90 days past due(3)(4)	Past due government guaranteed(5)	Total loans	Non-accrual loans for which there is no ACLL	Non-accrual loans for which there is an ACLL	Total non-accrual	90 days past due and accruing
In North America offices(6)
Residential first mortgages(7)	$82,234	$454	$279	$394	$83,361	$134	$559	$693	$282
Home equity loans(8)(9)	5,546	43	156	—	5,745	64	221	285	—
Credit cards	132,050	947	871	—	133,868	—	—	—	871
Personal, small business and other	39,977	534	164	38	40,713	2	70	72	30
Total	$259,807	$1,978	$1,470	$432	$263,687	$200	$850	$1,050	$1,183
In offices outside North America(6)
Residential mortgages(7)	$37,566	$165	$158	$—	$37,889	$—	$409	$409	$10
Credit cards	17,428	192	188	—	17,808	—	140	140	120
Personal, small business and other	56,930	145	75	—	57,150	—	227	227	22
Total	$111,924	$502	$421	$—	$112,847	$—	$776	$776	$152
Total Citigroup(10)	$371,731	$2,480	$1,891	$432	$376,534	$200	$1,626	$1,826	$1,335

(1)Loans less than 30 days past due are presented as current.
(2)Includes $12 million of residential first mortgages recorded at fair value.
(3)Excludes loans guaranteed by U.S. government-sponsored agencies. Excludes classifiably managed Private bank loans.
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
(10)Consumer loans are net of unearned income of $629 million. Unearned income on consumer loans primarily represents unamortized origination fees and costs, premiums and discounts.

During the three months ended March 31, 2022, the Company sold and/or reclassified to HFS $7 million of consumer loans. During the three months ended March 31, 2021, the Company sold and/or reclassified to HFS $96 million of consumer loans. Loans held by a business for sale are not included in the above. See Note 2 for additional information regarding Citigroup’s businesses for sale.

Consumer Credit Scores (FICO)
The following tables provide details on the Fair Isaac Corporation (FICO) scores for Citi’s U.S. consumer loan portfolio based on end-of-period receivables by year of origination. FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	March 31, 2022
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2022	$107	$1,288	$2,890
2021	757	6,249	12,930
2020	494	4,776	11,663
2019	342	2,670	5,959
2018	388	1,046	2,185
Prior	2,366	6,958	14,528
Total residential first mortgages	$4,454	$22,987	$50,155	$6,973	$84,569
Home equity loans (pre-reset)	$247	$949	$1,426
Home equity loans (post-reset)	593	963	1,104
Total home equity loans	$840	$1,912	$2,530	$46	$5,328
Credit cards(3)	$23,462	$51,745	$52,433	$1,842	$129,482
Personal, small business and other
2022	$8	$34	$59
2021	92	251	376
2020	21	34	52
2019	36	44	55
2018	26	27	28
Prior	124	181	142
Total personal, small business and other(4)	$307	$571	$712	$38,769	$40,359
Total	$29,063	$77,215	$105,830	$47,630	$259,738

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2021
In millions of dollars	Less than 680	680 to 760	Greater than 760	FICO not available	Total loans
Residential first mortgages
2021	$626	$6,729	$12,349
2020	508	5,102	12,153
2019	373	3,074	6,167
2018	394	1,180	2,216
2017	343	1,455	2,568
Prior	2,053	6,540	12,586
Total residential first mortgages	$4,297	$24,080	$48,039	$6,945	$83,361
Home equity loans (pre-reset)	$263	$1,030	$1,539
Home equity loans (post-reset)	639	1,047	1,160
Total home equity loans	$902	$2,077	$2,699	$67	$5,745
Credit cards(3)	$23,115	$52,907	$55,137	$2,192	$133,351
Personal, small business and other
2021	$59	$201	$319
2020	22	41	64
2019	42	53	68
2018	34	35	37
2017	7	8	9
Prior	120	179	143
Total personal, small business and other(4)	$284	$517	$640	$38,365	$39,806
Total	$28,598	$79,581	$106,515	$47,569	$262,263

(1)    The FICO bands in the tables are consistent with general industry peer presentations.

(2)    FICO scores are updated on either a monthly or quarterly basis. For updates that are made only quarterly, certain current-period loans by year of origination are greater than those disclosed in the prior periods. Loans that did not have FICO scores as of the prior period have been updated with FICO scores as they become available.
(3)    Excludes $507 million and $517 million of balances related to Canada for March 31, 2022 and December 31, 2021, respectively.
(4)    Excludes $938 million and $907 million of balances related to Canada for March 31, 2022 and December 31, 2021, respectively.

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

LTV distribution in U.S. portfolio	March 31, 2022
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2022	$3,491	$853	$3
2021	18,705	2,359	35
2020	17,885	426	—
2019	9,435	231	29
2018	3,949	124	11
Prior	25,225	224	15
Total residential first mortgages	$78,690	$4,217	$93	$1,569	$84,569
Home equity loans (pre-reset)	$2,434	$37	$59
Home equity loans (post-reset)	2,600	45	33
Total home equity loans	$5,034	$82	$92	$120	$5,328
Total	$83,724	$4,299	$185	$1,689	$89,897

LTV distribution in U.S. portfolio	December 31, 2021
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%	LTV not available	Total
Residential first mortgages
2021	$18,107	$2,723	$34
2020	18,715	446	—
2019	10,047	269	29
2018	4,117	136	11
2017	4,804	103	4
Prior	22,161	128	14
Total residential first mortgages	$77,951	$3,805	$92	$1,513	$83,361
Home equity loans (pre-reset)	$2,637	$46	$69
Home equity loans (post-reset)	2,751	52	32
Total home equity loans	$5,388	$98	$101	$158	$5,745
Total	$83,339	$3,903	$193	$1,671	$89,106

Impaired Consumer Loans
The following tables present information about impaired consumer loans and interest income recognized on impaired consumer loans:

					Three Months Ended March 31,
	Balance at March 31, 2022				2022	2021
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(6)	Interest income recognized(6)
Mortgage and real estate
Residential first mortgages	$1,407	$1,556	$75	$1,489	$22	$88
Home equity loans	266	346	(6)	288	3	9
Credit cards	1,289	1,290	483	1,620	18	116
Personal, small business and other	132	138	34	394	3	52
Total	$3,094	$3,330	$586	$3,791	$46	$265

	Balance at December 31, 2021
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)(4)	Average carrying value(5)
Mortgage and real estate
Residential first mortgages	$1,521	$1,595	$87	$1,564
Home equity loans	191	344	(1)	336
Credit cards	1,582	1,609	594	1,795
Personal, small business and other	454	461	133	505
Total	$3,748	$4,009	$813	$4,200

(1)Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)For March 31, 2022, $191 million of residential first mortgages and $88 million of home equity loans do not have a specific allowance. For December 31, 2021, $190 million of residential first mortgages and $94 million of home equity loans do not have a specific allowance.
(3)Included in the Allowance for credit losses on loans.
(4)The negative allowance on home equity loans resulted from expected recoveries on previously written-off accounts.
(5)Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(6)Includes amounts recognized on both accrual and cash basis.

Consumer Troubled Debt Restructurings(1)

	For the Three Months Ended March 31, 2022
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(3)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	346	$81	$—	$—	$—	—%
Home equity loans	104	9	—	—	—	—
Credit cards	40,740	173	—	—	—	17
Personal, small business and other	146	1	—	—	—	5
Total(7)	41,336	$264	$—	$—	$—
International
Residential mortgages	183	$6	$—	$—	$—	—%
Credit cards	5,000	22	—	—	1	19
Personal, small business and other	672	9	—	—	—	8
Total(7)	5,855	$37	$—	$—	$1

	For the Three Months Ended March 31, 2021
In millions of dollars, except number of loans modified	Number of loans modified	Post- modification recorded investment(2)(8)	Deferred principal(4)	Contingent principal forgiveness(5)	Principal forgiveness(6)	Average interest rate reduction
North America
Residential first mortgages	336	$60	$—	$—	$—	—%
Home equity loans	59	6	—	—	—	—
Credit cards	59,046	300	—	—	—	17
Personal, small business and other	461	7	—	—	—	4
Total(7)	59,902	$373	$—	$—	$—
International
Residential mortgages	467	$24	$—	$—	$—	1%
Credit cards	24,599	102	—	—	7	16
Personal, small business and other	7,538	58	—	—	2	10
Total(7)	32,604	$184	$—	$—	$9

(1)The above tables do not include loan modifications that meet the TDR relief criteria in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the interagency guidance.
(2)Post-modification balances include past-due amounts that are capitalized at the modification date.
(3)Post-modification balances in North America include $1 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2022. These amounts include $1 million of residential first mortgages that were newly classified as TDRs in the three months ended March 31, 2022, based on previously received OCC guidance.
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
(8)    Post-modification balances in North America include $3 million of residential first mortgages to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2021. These amounts include $1 million of residential first mortgages that were newly classified as TDRs in the three months ended March 31, 2021, based on previously received OCC guidance.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due:

	Three Months Ended March 31,
In millions of dollars	2022	2021
North America
Residential first mortgages	$4	$18
Home equity loans	—	4
Credit cards	57	63
Personal, small business and other	—	1
Total	$61	$86
International
Residential mortgages	$4	$12
Credit cards	4	52
Personal, small business and other	1	22
Total	$9	$86

Purchased Credit-Deteriorated Assets

	Three Months Ended March 31, 2022			Three Months Ended December 31, 2021			Three Months Ended March 31, 2021
In millions of dollars	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other	Credit cards	Mortgages(1)	Installment and other
Purchase price	$—	$4	$—	$—	$4	$—	$—	$3	$—
Allowance for credit losses at acquisition date	—	—	—	—	—	—	—	—	—
Discount or premium attributable to non-credit factors	—	—	—	—	—	—	—	—	—
Par value (amortized cost basis)	$—	$4	$—	$—	$4	$—	$—	$3	$—

(1)    Includes loans sold to agencies that were bought back at par due to repurchase agreements.

14. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2022	2021
Allowance for credit losses on loans (ACLL) at beginning of period	$16,455	$24,956
Gross credit losses on loans	$(1,240)	$(2,208)
Gross recoveries on loans	368	460
Net credit losses on loans (NCLs)	$(872)	$(1,748)
Replenishment of NCLs	$872	$1,748
Net reserve builds (releases) for loans	(781)	(3,068)
Net specific reserve builds (releases) for loans	169	(159)
Total provision for credit losses on loans (PCLL)	$260	$(1,479)
Other, net (see table below)	(450)	(91)
ACLL at end of period	$15,393	$21,638
Allowance for credit losses on unfunded lending commitments (ACLUC) at beginning of period(1)	$1,871	$2,655
Provision (release) for credit losses on unfunded lending commitments	474	(626)
Other, net	(2)	(17)
ACLUC at end of period(1)	$2,343	$2,012
Total allowance for credit losses on loans, leases and unfunded lending commitments	$17,736	$23,650

Other, net details	Three Months Ended March 31,
In millions of dollars	2022	2021
Reclasses of consumer ACLL to HFS(2)	$(350)	$—
FX translation and other	(100)	(91)
Other, net	$(450)	$(91)

(1)Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(2)See Note 2.

Allowance for Credit Losses on Loans and End-of-Period Loans

	Three Months Ended
	March 31, 2022			March 31, 2021
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL at beginning of period	$2,415	$14,040	$16,455	$4,776	$20,180	$24,956
Gross credit losses on loans	(48)	(1,192)	(1,240)	(199)	(2,009)	(2,208)
Gross recoveries on loans	17	351	368	14	446	460
Replenishment of NCLs	31	841	872	185	1,563	1,748
Net reserve builds (releases)	376	(1,157)	(781)	(1,193)	(1,875)	(3,068)
Net specific reserve builds (releases)	225	(56)	169	(34)	(125)	(159)
Other	9	(459)	(450)	(7)	(84)	(91)
Ending balance	$3,025	$12,368	$15,393	$3,542	$18,096	$21,638

(1)See “Accounting Changes” in Note 1 for additional details.

	March 31, 2022			December 31, 2021
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
ACLL
Collectively evaluated	$2,586	$11,783	$14,369	$2,203	$13,227	$15,430
Individually evaluated	439	586	1,025	212	813	1,025
Purchased credit deteriorated	—	(1)	(1)	—	—	—
Total ACLL	$3,025	$12,368	$15,393	$2,415	$14,040	$16,455
Loans, net of unearned income
Collectively evaluated	$301,753	$347,112	$648,865	$283,610	$372,655	$656,265
Individually evaluated	1,866	3,094	4,960	1,553	3,748	5,301
Purchased credit deteriorated	—	112	112	—	119	119
Held at fair value	5,722	10	5,732	6,070	12	6,082
Total loans, net of unearned income	$309,341	$350,328	$659,669	$291,233	$376,534	$667,767

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended March 31, 2022
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of quarter	$6	$75	$4	$2	$87
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	(2)	4	(2)	(2)	(2)
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(2)	$4	$(2)	$(2)	$(2)
Allowance for credit losses on HTM debt securities at end of quarter	$4	$79	$2	$—	$85

Allowance for Credit Losses on HTM Debt Securities

	Three Months Ended March 31, 2021
In millions of dollars	Mortgage-backed	State and municipal	Foreign government	Asset-backed	Total HTM
Allowance for credit losses on HTM debt securities at beginning of quarter	$3	$74	$6	$3	$86
Gross credit losses	—	—	—	—	—
Gross recoveries	3	—	—	—	3
Net credit losses (NCLs)	$3	$—	$—	$—	$3
Replenishment of NCLs	$(3)	$—	$—	$—	$(3)
Net reserve builds (releases)	1	(5)	(1)	(3)	(8)
Net specific reserve builds (releases)	—	—	—	—	—
Total provision for credit losses on HTM debt securities	$(2)	$(5)	$(1)	$(3)	$(11)
Allowance for credit losses on HTM debt securities at end of quarter	$4	$69	$5	$—	$78

Allowance for Credit Losses on Other Assets

	Three Months Ended March 31, 2022
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses on other assets at beginning of quarter	$21	$6	$—	$26	$53
Gross credit losses	—	—	—	(7)	(7)
Gross recoveries		—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$(7)	$(7)
Replenishment of NCLs	$—	$—	$—	$7	$7
Net reserve builds (releases)	(6)	(2)	—	(3)	(11)
Total provision for credit losses	$(6)	$(2)	$—	$4	$(4)
Other, net	$—	$—	$—	$1	$1
Allowance for credit losses on other assets at end of quarter	$15	$4	$—	$24	$43

(1)Primarily accounts receivable.

Allowance for Credit Losses on Other Assets

	Three Months Ended March 31, 2021
In millions of dollars	Deposits with banks	Securities borrowed and purchased under agreements to resell	Brokerage receivables	All other assets(1)	Total
Allowance for credit losses at beginning of quarter	$20	$10	$—	$25	$55
Gross credit losses	—	—	—	—	—
Gross recoveries	—	—	—	—	—
Net credit losses (NCLs)	$—	$—	$—	$—	$—
Replenishment of NCLs	$—	$—	$—	$—	$—
Net reserve builds (releases)	9	(5)	—	5	9
Total provision for credit losses	$9	$(5)	$—	$5	$9
Other, net	$(1)	$—	$—	$—	$(1)
Allowance for credit losses on other assets at end of quarter	$28	$5	$—	$30	$63

(1)    Primarily accounts receivable.

For ACL on AFS debt securities, see Note 12.

15.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill were as follows:

In millions of dollars	Institutional Clients Group	Personal Banking and Wealth Management	Legacy Franchises	Total
Balance at December 31, 2021	$9,215	$9,717	$2,367	$21,299
Impairment(1)	—	—	(535)	(535)
Divestitures(2)	—	—	(873)	(873)
Foreign currency translation	(44)	18	—	(26)
Balance at March 31, 2022	$9,171	$9,735	$959	$19,865

(1)Goodwill impairment of $535 million (approximately $489 million after-tax) was incurred in the Asia Consumer reporting unit of Legacy Franchises due to the re-segmentation and timing of divestitures recorded in the first quarter.
(2)Primarily relates to Citi’s agreement to sell its consumer banking businesses in Malaysia, Thailand, Indonesia, Vietnam, Taiwan, India and Bahrain within Asia Consumer, during the first quarter of 2022 and reclassified as HFS as of March 31, 2022. See Note 2.

Citi tests goodwill for impairment annually as of July 1 (the annual test) and through interim assessments between annual tests if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The results of the 2021 annual impairment test resulted in no impairment.
As discussed in Note 3, effective January 1, 2022, as part of its strategic refresh, Citi made changes to its management structure, which resulted in changes in its operating segments and reporting units to reflect how the CEO, who is the chief operating decision maker, intends to manage the Company, allocate resources and measure performance. Goodwill balances were reallocated across the new reporting units based on their relative fair values using the valuation performed as of the effective date of the reorganization. Further, the Goodwill balances associated with certain Asia Consumer businesses within the Legacy Franchises operating segment were reclassified to HFS as of March 31, 2022. See Note 2 for a discussion of Citi’s divestiture activities.
The reorganization of Citi’s reporting structure and the announced sales of businesses within a reporting unit were identified as triggering events for purposes of goodwill impairment testing. Consistent with the requirements of ASC 350, interim goodwill impairment tests were performed that resulted in an impairment of $535 million to the Asia Consumer reporting unit within the Legacy Franchises operating segment, due to the implementation of Citi’s revised operating segments and reporting units, as well as the timing of the announced sales of its Asia consumer banking businesses. This impairment was recorded in the first quarter of 2022 as an operating expense.
To determine the goodwill impairment, Citi used a combination of the income approach, market approach and bids from buyers, where available, to determine the fair value of the Asia Consumer reporting unit. Under the market approach, Citi estimated fair value by comparing the business to similar businesses or guideline companies whose securities are actively traded in public markets. Under the income approach, Citi used a discounted cash flow (DCF) model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate that is commensurate with the risk inherent within the reporting unit.
The key assumptions used to determine the fair value of the Asia Consumer reporting unit consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated cash flows, growth rates, earnings multiples and/or transaction multiples of similar businesses or guideline public companies, and bids from buyers. The DCF method employs a capital asset pricing model in estimating the discount rate based on several factors including market interest rates, and includes adjustments for market risk and company-specific risk. Estimated cash flows are based on internally developed estimates and the growth rates are based on industry knowledge and historical performance.
Based on the interim impairment tests, the fair values of all of Citi’s other reporting units as a percentage of their allocated carrying values ranged from approximately 114% to 267%, resulting in no further impairment recognized as of March 31, 2022.
While the inherent risk of uncertainty is embedded in the key assumptions used in the valuations, the economic and business environments continue to evolve as management implements its strategic refresh. If management’s future estimate of key economic and market assumptions were to differ from its current assumptions, Citi could potentially experience material goodwill impairment charges in the future.
See Note 3 for a description of Citi’s operating segments. For additional information regarding Citi’s accounting policy for goodwill and its related goodwill impairment testing process, see Note 1 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Intangible Assets
The components of intangible assets were as follows:

	March 31, 2022			December 31, 2021
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$5,523	$4,328	$1,195	$5,579	$4,348	$1,231
Credit card contract-related intangibles(1)	3,904	1,402	2,502	3,912	1,372	2,540
Core deposit intangibles	38	38	—	39	39	—
Other customer relationships	412	297	115	429	305	124
Present value of future profits	32	30	2	31	29	2
Indefinite-lived intangible assets	188	—	188	183	—	183
Other	—	—	—	37	26	11
Intangible assets (excluding MSRs)	$10,097	$6,095	$4,002	$10,210	$6,119	$4,091
Mortgage servicing rights (MSRs)(2)	520	—	520	404	—	404
Total intangible assets	$10,617	$6,095	$4,522	$10,614	$6,119	$4,495

(1)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount as of both March 31, 2022 and December 31, 2021.
(2)See Note 18 for additional information on Citi’s MSRs.

The changes in intangible assets were as follows:

In millions of dollars	Net carrying amount at December 31, 2021	Acquisitions/renewals/ divestitures	Amortization	Impairments	FX translation and other	Net carrying amount at March 31, 2022
Purchased credit card relationships(1)	$1,231	$—	$(36)	$—	$—	$1,195
Credit card contract-related intangibles(2)	2,540	—	(38)	—	—	2,502
Core deposit intangibles	—	—	—	—	—	—
Other customer relationships	124	2	(7)	—	(4)	115
Present value of future profits	2	—	—	—	—	2
Indefinite-lived intangible assets	183	—	—	—	5	188
Other	11	3	(13)	—	(1)	—
Intangible assets (excluding MSRs)	$4,091	$5	$(94)	$—	$—	$4,002
Mortgage servicing rights (MSRs)(3)	404					520
Total intangible assets	$4,495					$4,522

(1)Reflects intangibles for the value of cardholder relationships, which are discrete from partner contract-related intangibles, and includes credit card accounts primarily in the Costco, Macy’s and Sears portfolios.
(2)Primarily reflects contract-related intangibles associated with the American Airlines, The Home Depot, Costco and AT&T credit card program agreements, which represented 97% of the aggregate net carrying amount at both March 31, 2022 and December 31, 2021.
(3)See Note 18 for additional information on Citi’s MSRs, including the rollforward for the three months ended March 31, 2022.

16.  DEBT

For additional information regarding Citi’s short-term borrowings and long-term debt, see Note 17 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Short-Term Borrowings

In millions of dollars	March 31, 2022	December 31, 2021
Commercial paper
Bank(1)	$9,050	$9,026
Broker-dealer and other(2)	10,181	6,992
Total commercial paper	$19,231	$16,018
Other borrowings(3)	10,913	11,955
Total	$30,144	$27,973

(1)Represents Citibank entities as well as other bank entities.
(2)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company.
(3)Includes borrowings from Federal Home Loan Banks and other market participants. At March 31, 2022 and December 31, 2021, there were no collateralized short-term advances from the Federal Home Loan Banks.

Long-Term Debt

In millions of dollars	March 31, 2022	December 31, 2021
Citigroup Inc.(1)	$170,142	$164,945
Bank(2)	19,283	23,567
Broker-dealer and other(3)	64,529	65,862
Total	$253,954	$254,374

(1)Represents the parent holding company.
(2)Represents Citibank entities as well as other bank entities. At March 31, 2022 and December 31, 2021, collateralized long-term advances from the Federal Home Loan Banks were $1.0 billion and $5.3 billion, respectively.
(3)Represents broker-dealer and other non-bank subsidiaries that are consolidated into Citigroup Inc., the parent holding company. Certain Citigroup consolidated hedging activities are also included in this line.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.6 billion and $1.7 billion at March 31, 2022 and December 31, 2021, respectively.

The following table summarizes Citi’s outstanding trust preferred securities at March 31, 2022:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except securities and share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo. LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Total obligated			$2,440			$2,446

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and quarterly for Citigroup Capital XIII.
(1)Represents the notional value received by outside investors from the trusts at the time of issuance. This differs from Citi’s balance sheet carrying value due primarily to unamortized discount and issuance costs.
(2)In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

Three Months Ended March 31, 2022

In millions of dollars	Net unrealized gains (losses) on debt securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)(5)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Balance, December 31, 2021	$(614)	$(1,187)	$101	$(5,852)	$(31,166)	$(47)	$(38,765)
Other comprehensive income before reclassifications	(4,283)	793	(1,324)	292	(14)	46	(4,490)
Increase (decrease) due to amounts reclassified from AOCI	6	—	(217)	(121)	—	2	(330)
Change, net of taxes	$(4,277)	$793	$(1,541)	$171	$(14)	$48	$(4,820)
Balance at March 31, 2022	$(4,891)	$(394)	$(1,440)	$(5,681)	$(31,180)	$1	$(43,585)
Three Months Ended March 31, 2021

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Excluded component of fair value hedges	Accumulated other comprehensive income (loss)
Balance, December 31, 2020	$3,320	$(1,419)	$1,593	$(6,864)	$(28,641)	$(47)	$(32,058)
Other comprehensive income before reclassifications	(1,519)	(84)	(344)	653	(1,274)	(10)	(2,578)
Increase (decrease) due to amounts reclassified from AOCI	(266)	42	(212)	61	—	—	(375)
Change, net of taxes	$(1,785)	$(42)	$(556)	$714	$(1,274)	$(10)	$(2,953)
Balance at March 31, 2021	$1,535	$(1,461)	$1,037	$(6,150)	$(29,915)	$(57)	$(35,011)

(1)Reflects the after-tax valuation of Citi’s fair value option liabilities. See “Market Valuation Adjustments” in Note 20.
(2)Primarily driven by Citi’s pay floating/receive fixed interest rate swap programs that hedge certain floating rates on assets.
(3)Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans and amortization of amounts previously recognized in other comprehensive income.
(4)Primarily reflects the movements in (by order of impact) the Brazilian real, Japanese yen, Mexican peso, South Korean won, Euro, Chilean peso and Indian rupee against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2022. Primarily reflects the movements in (by order of impact) the Mexican peso, Euro, South Korean won, Japanese yen, Polish zloty and Brazilian real against the U.S. dollar and changes in related tax effects and hedges for the three months ended March 31, 2021. Amounts recorded in the CTA component of AOCI remain in AOCI until the sale or substantial liquidation of the foreign entity, at which point such amounts related to the foreign entity are reclassified into earnings.
(5)March 31, 2022 includes an approximate $475 million (after-tax) ($625 million pretax) currency translation adjustment (CTA) loss (net of hedges) associated with Citi’s agreement to sell its consumer banking business in Australia (see Note 2). The loss on sale primarily reflects the impact of the CTA loss (net of hedges) already reflected in AOCI. Upon closing, the CTA-related balance will be removed from AOCI, resulting in a neutral impact from CTA to Citi’s Common Equity Tier 1 Capital.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

Three Months Ended March 31, 2022

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2021	$(45,383)	$6,618	$(38,765)
Change in net unrealized gains (losses) on debt securities	(5,624)	1,347	(4,277)
Debt valuation adjustment (DVA)	1,050	(257)	793
Cash flow hedges	(2,022)	481	(1,541)
Benefit plans	177	(6)	171
Foreign currency translation adjustment	(69)	55	(14)
Excluded component of fair value hedges	64	(16)	48
Change	$(6,424)	$1,604	$(4,820)
Balance at March 31, 2022	$(51,807)	$8,222	$(43,585)

Three Months Ended March 31, 2021

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2020	$(36,992)	$4,934	$(32,058)
Change in net unrealized gains (losses) on debt securities	(2,427)	642	(1,785)
Debt valuation adjustment (DVA)	(38)	(4)	(42)
Cash flow hedges	(729)	173	(556)
Benefit plans	907	(193)	714
Foreign currency translation adjustment	(1,339)	65	(1,274)
Excluded component of fair value hedges	(13)	3	(10)
Change	$(3,639)	$686	$(2,953)
Balance, March 31, 2021	$(40,631)	$5,620	$(35,011)

The Company recognized pretax (gains) losses related to amounts in AOCI reclassified to the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended March 31,
In millions of dollars	2022	2021
Realized (gains) losses on sales of investments	$(80)	$(401)
Gross impairment losses	90	69
Subtotal, pretax	$10	$(332)
Tax effect	(4)	66
Net realized (gains) losses on investments after-tax(1)	$6	$(266)
Realized DVA (gains) losses on fair value option liabilities, pretax	$—	$56
Tax effect	—	(14)
Net realized DVA, after-tax	$—	$42
Interest rate contracts	$(286)	$(278)
Foreign exchange contracts	1	1
Subtotal, pretax	$(285)	$(277)
Tax effect	68	65
Amortization of cash flow hedges, after-tax(2)	$(217)	$(212)
Amortization of unrecognized:
Prior service cost (benefit)	$(6)	$(6)
Net actuarial loss	70	87
Curtailment/settlement impact(3)	(216)	—
Subtotal, pretax	$(152)	$81
Tax effect	31	(20)
Amortization of benefit plans, after-tax(3)	$(121)	$61
Excluded component of fair value hedges, pretax	$3	$—
Tax effect	(1)	—
Excluded component of fair value hedges, after-tax	$2	$—
Foreign currency translation adjustment, pretax	$—	$—
Tax effect	—	—
Foreign currency translation adjustment, after-tax	$—	$—
Total amounts reclassified out of AOCI, pretax	$(424)	$(472)
Total tax effect	94	97
Total amounts reclassified out of AOCI, after-tax	$(330)	$(375)

(1)The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses in the Consolidated Statement of Income. See Note 12 for additional details.
(2)See Note 19 for additional details.
(3)See Note 8 for additional details.

18. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

For additional information regarding Citi’s use of special purpose entities (SPEs) and variable interest entities (VIEs), see Note 21 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.
Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of March 31, 2022
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,081	$31,081	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	116,330	—	116,330	1,653	—	—	52	1,705
Non-agency-sponsored	58,449	605	57,844	2,426	—	11	—	2,437
Citi-administered asset-backed commercial paper conduits	13,588	13,588	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	7,315	—	7,315	2,608	—	—	—	2,608
Asset-based financing(5)	260,573	10,614	249,959	34,590	1,112	12,288	—	47,990
Municipal securities tender option bond trusts (TOBs)	3,410	886	2,524	21	—	1,736	—	1,757
Municipal investments	20,961	3	20,958	2,611	3,593	3,821	—	10,025
Client intermediation	832	392	440	66	—	—	63	129
Investment funds	378	89	289	2	—	15	1	18
Other	—	—	—	—	—	—	—	—
Total	$512,917	$57,258	$455,659	$43,977	$4,705	$17,871	$116	$66,669

	As of December 31, 2021
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE/SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$31,518	$31,518	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	113,641	—	113,641	1,582	—	—	43	1,625
Non-agency-sponsored	60,851	632	60,219	2,479	—	5	—	2,484
Citi-administered asset-backed commercial paper conduits	14,018	14,018	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	8,302	—	8,302	2,636	—	—	—	2,636
Asset-based financing(5)	246,632	11,085	235,547	32,242	1,139	12,189	—	45,570
Municipal securities tender option bond trusts (TOBs)	3,251	905	2,346	2	—	1,498	—	1,500
Municipal investments	20,597	3	20,594	2,512	3,617	3,562	—	9,691
Client intermediation	904	297	607	75	—	—	224	299
Investment funds	498	179	319	—	—	12	1	13
Other	—	—	—	—	—	—	—	—
Total	$500,212	$58,637	$441,575	$41,528	$4,756	$17,266	$268	$63,818

(1)    The definition of maximum exposure to loss is included in the text that follows this table.
(2)    Included on Citigroup’s March 31, 2022 and December 31, 2021 Consolidated Balance Sheet.
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
(5)     Included within this line are loans to third-party sponsored private equity funds, which represent $100 billion and $100 billion in unconsolidated VIE assets and $498 million and $497 million in maximum exposure to loss as of March 31, 2022 and December 31, 2021, respectively.

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
•certain third-party sponsored private equity funds to which the Company provides secured credit facilities. The Company has no decision-making power and does not consolidate these funds, some of which may meet the definition of a VIE. The Company’s maximum exposure to loss is generally limited to a loan or lending-related commitment. As of March 31, 2022 and December 31, 2021, the Company’s maximum exposure to loss related to these deals was $54.8 billion and $55.6 billion, respectively (for more information on these positions, see Note 13 and Note 26 to the Consolidated Financial Statements in Citigroup’s 2021 Form 10-K);
•certain VIEs structured by third parties in which the Company holds securities in inventory, as these investments are made on arm’s-length terms;
•certain positions in mortgage- and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, in which the Company has no other involvement with the related securitization entity deemed to be significant (see Notes 12 and 20 for more information on these positions);
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

	March 31, 2022		December 31, 2021
In millions of dollars	Liquidity facilities	Loan/equity commitments	Liquidity facilities	Loan/equity commitments
Non-agency-sponsored mortgage securitizations	$—	$11	$—	$5
Asset-based financing	—	12,288	—	12,189
Municipal securities tender option bond trusts (TOBs)	1,736	—	1,498	—
Municipal investments	—	3,821	—	3,562
Investment funds	—	15	—	12
Other	—	—	—	—
Total funding commitments	$1,736	$16,135	$1,498	$15,768

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	March 31, 2022	December 31, 2021
Cash	$—	$—
Trading account assets	1.4	1.4
Investments	8.8	8.8
Total loans, net of allowance	37.6	35.4
Other	1.0	0.8
Total assets	$48.8	$46.4

Credit Card Securitizations
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and Citibank Omni Trust (Omni Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	March 31, 2022	December 31, 2021
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$9.7	$9.7
Retained by Citigroup as trust-issued securities	6.5	7.2
Retained by Citigroup via non-certificated interests	16.2	16.1
Total	$32.4	$33.0
The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three Months Ended March 31,
In billions of dollars	2022	2021
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	—	(3.6)
Master Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Master Trust was 3.3 years as of March 31, 2022 and 3.6 years as of December 31, 2021.

In billions of dollars	Mar. 31, 2022	Dec. 31, 2021
Term notes issued to third parties	$8.4	$8.4
Term notes retained by Citigroup affiliates	1.7	2.2
Total Master Trust liabilities	$10.1	$10.6
Omni Trust Liabilities (at Par Value)
The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.4 years as of March 31, 2022 and 1.6 years as of December 31, 2021.

In billions of dollars	Mar. 31, 2022	Dec. 31, 2021
Term notes issued to third parties	$1.3	$1.3
Term notes retained by Citigroup affiliates	4.8	5.0
Total Omni Trust liabilities	$6.1	$6.3

Mortgage Securitizations
The following tables summarize selected cash flow information and retained interests related to Citigroup mortgage securitizations:

	Three Months Ended March 31,
	2022		2021
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Principal securitized	$2.1	$1.6	$3.0	$11.0
Proceeds from new securitizations	2.0	1.6	3.2	10.6
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other new cash flows	—	—	—	—
Purchases of previously transferred financial assets	—	—	0.1	—

Note: Excludes re-securitization transactions.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $0.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2022, gains recognized on the securitization of non-agency-sponsored mortgages were $39 million.
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $1 million for the three months ended March 31, 2021. Gains recognized on the securitization of non-agency-sponsored mortgages were $166 million for the three months ended March 31, 2021.

	March 31, 2022			December 31, 2021
		Non-agency-sponsored mortgages(1)			Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests(2)	Subordinated interests	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests(3)	$504	$1,234	$819	$374	$1,452	$955

(1)    Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)    Senior interests in non-agency-sponsored mortgages include $62 million related to personal loan securitizations at March 31, 2022.
(3)    Retained interests consist of Level 2 and Level 3 assets depending on the observability of significant inputs. See Note 20 for more information about fair value measurements.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

	Three Months Ended March 31, 2022
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	7.1%	1.9%	2.8%
Weighted average constant prepayment rate	3.3%	6.2%	11.9%
Weighted average anticipated net credit losses(2)	NM	0.4%	0.2%
Weighted average life	8.3 years	3.7 years	4.6 years

	Three Months Ended March 31, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	8.8%	0.2%	3.2%
Weighted average constant prepayment rate	5.8%	—%	12.5%
Weighted average anticipated net credit losses(2)	NM	0.4%	1.7%
Weighted average life	7.7 years	0.8 years	NM

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

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests. Key assumptions used in measuring the fair value of retained interests in securitizations of mortgage receivables at period end were as follows:

	March 31, 2022
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	4.9%	9.3%	4.9%
Weighted average constant prepayment rate	8.5%	9.6%	10.0%
Weighted average anticipated net credit losses(2)	NM	1.0%	2.0%
Weighted average life	6.7 years	7.0 years	10.8 years

	December 31, 2021
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Weighted average discount rate	3.7%	16.2%	4.0%
Weighted average constant prepayment rate	14.5%	6.8%	9.0%
Weighted average anticipated net credit losses(2)	NM	1.0%	2.0%
Weighted average life	5.1 years	8.8 years	18.0 years

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

	March 31, 2022
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(11)	$—	$—
Adverse change of 20%	(22)	—	—
Constant prepayment rate
Adverse change of 10%	(16)	—	—
Adverse change of 20%	(31)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

	December 31, 2021
		Non-agency-sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate
Adverse change of 10%	$(6)	$(1)	$—
Adverse change of 20%	(11)	(1)	—
Constant prepayment rate
Adverse change of 10%	(19)	—	—
Adverse change of 20%	(37)	—	—
Anticipated net credit losses
Adverse change of 10%	NM	—	—
Adverse change of 20%	NM	—	—

NM    Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The following table includes information about loan delinquencies and liquidation losses for assets held in non-consolidated, non-agency-sponsored securitization entities:

					Liquidation losses
	Securitized assets		90 days past due		Three Months Ended March 31,
In billions of dollars, except liquidation losses in millions	Mar. 31, 2022	Dec. 31, 2021	Mar. 31, 2022	Dec. 31, 2021	2022	2021
Securitized assets
Residential mortgages(1)	$30.0	$29.2	$0.5	$0.4	$1.5	$1.5
Commercial and other	25.5	26.2	—	—	—	—
Total	$55.5	$55.4	$0.5	$0.4	$1.5	$1.5

(1)    Securitized assets include $0.2 billion of personal loan securitizations as of March 31, 2022.

Mortgage Servicing Rights (MSRs)
The fair value of Citi’s capitalized MSRs was $520 million and $433 million at March 31, 2022 and 2021, respectively. The MSRs correspond to principal loan balances of $58 billion and $52 billion as of March 31, 2022 and 2021, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended March 31,
In millions of dollars	2022	2021
Balance, beginning of period	$404	$336
Originations	34	43
Changes in fair value of MSRs due to changes in inputs and assumptions	98	73
Other changes(1)	(17)	(19)
Sales of MSRs	—	—
Balance, as of March 31	$520	$433

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
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees were as follows:

	Three Months Ended March 31,
In millions of dollars	2022	2021
Servicing fees	$29	$31
Late fees	1	1
Ancillary fees	—	—
Total MSR fees	$30	$32

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private label) securities to re-securitization entities during the three months ended March 31, 2022 and 2021. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of March 31, 2022 and December 31, 2021, Citi held no retained interests in private label re-securitization transactions structured by Citi.
The Company also re-securitizes U.S. government-agency-guaranteed mortgage-backed (agency) securities. During the three months ended March 31, 2022, Citi transferred agency securities with a fair value of approximately $9.3 billion to re-securitization entities, compared to approximately $13.1 billion for the three months ended March 31, 2021.
As of March 31, 2022, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.2 billion (including $300 million related to re-securitization transactions executed in 2022) unchanged from to $1.2 billion as of December 31, 2021 (including $641 million related to re-securitization transactions executed in 2021), which is recorded in Trading account assets. The original fair values of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2022 and December 31, 2021 were approximately $80.3 billion and $78.4 billion, respectively.
As of March 31, 2022 and December 31, 2021, the Company did not consolidate any private label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
At March 31, 2022 and December 31, 2021, the commercial paper conduits administered by Citi had approximately $13.6 billion and $14 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $16.7 billion and $18.3 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At March 31, 2022 and December 31, 2021, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 63 and 70 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on Citi’s internal risk ratings. In addition to the transaction-specific credit enhancements, the conduits, other than the government-guaranteed loan conduit, have obtained letters of credit from the Company, which equal at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.2 billion and $1.3 billion as of March 31, 2022 and December 31, 2021, respectively. The net result across multi-seller conduits administered by the Company is that, in the event that defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then to the commercial paper investors.
At March 31, 2022 and December 31, 2021, the Company owned $4.5 billion and $4.9 billion, respectively, of the commercial paper issued by its administered conduits. The Company’s investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.

Collateralized Loan Obligations (CLOs)
There were no new securitizations during the three months ended March 31, 2022 and 2021. The following table summarizes selected retained interests related to Citigroup CLOs:

In millions of dollars	Mar. 31, 2022	Dec. 31, 2021
Carrying value of retained interests	$921	$921

All of Citi’s retained interests were held-to-maturity securities as of March 31, 2022 and December 31, 2021.

Municipal Securities Tender Option Bond (TOB) Trusts
At March 31, 2022 and December 31, 2021, none of the municipal bonds owned by non-customer TOB trusts were subject to a credit guarantee provided by the Company.
At March 31, 2022 and December 31, 2021, liquidity agreements provided with respect to customer TOB trusts totaled $1.8 billion and $1.5 billion, respectively, of which $0.8 billion and $0.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $1.8 billion and $2 billion as of March 31, 2022 and December 31, 2021, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

Asset-Based Financing
The primary types of Citi’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and Citi’s maximum exposure to loss are shown below. For Citi to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2022		December 31, 2021
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$43,290	$8,378	$32,932	$7,461
Corporate loans	23,528	14,404	18,257	12,581
Other (including investment funds, airlines and shipping)	183,141	25,208	184,358	25,528
Total	$249,959	$47,990	$235,547	$45,570

19.  DERIVATIVES

In the ordinary course of business, Citigroup enters into various types of derivative transactions. All derivatives are recorded in Trading account assets/Trading account liabilities on the Consolidated Balance Sheet. For additional information regarding Citi’s use of and accounting for derivatives, see Note 22 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.
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
Derivative Notionals

	Hedging instruments under ASC 815		Trading derivative instruments
In millions of dollars	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate contracts
Swaps	$347,532	$267,035	$23,502,556	$21,873,538
Futures and forwards	—	—	2,506,531	2,383,702
Written options	—	—	1,755,712	1,584,451
Purchased options	—	—	1,674,204	1,428,376
Total interest rate contracts	$347,532	$267,035	$29,439,003	$27,270,067
Foreign exchange contracts
Swaps	$51,450	$47,298	$6,661,315	$6,288,193
Futures, forwards and spot	52,058	50,926	4,030,636	4,316,242
Written options	—	—	835,410	664,942
Purchased options	—	—	813,452	651,958
Total foreign exchange contracts	$103,508	$98,224	$12,340,813	$11,921,335
Equity contracts
Swaps	$—	$—	$254,925	$269,062
Futures and forwards	—	—	78,957	71,363
Written options	—	—	499,900	492,433
Purchased options	—	—	404,963	398,129
Total equity contracts	$—	$—	$1,238,745	$1,230,987
Commodity and other contracts
Swaps	$—	$—	$108,594	$91,962
Futures and forwards	2,327	2,096	196,630	157,195
Written options	—	—	59,744	51,224
Purchased options	—	—	58,796	47,868
Total commodity and other contracts	$2,327	$2,096	$423,764	$348,249
Credit derivatives(1)
Protection sold	$—	$—	$714,636	$572,486
Protection purchased	—	—	770,692	645,996
Total credit derivatives	$—	$—	$1,485,328	$1,218,482
Total derivative notionals	$453,367	$367,355	$44,927,653	$41,989,120

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

The following tables present the gross and net fair values of the Company’s derivative transactions and the related offsetting amounts as of March 31, 2022 and December 31, 2021. Gross positive fair values are offset against gross negative fair values by counterparty, pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting the enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral.
In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to treat certain derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would also record a related collateral payable or receivable. As a result, the tables reflect a reduction of approximately $430 billion and $340 billion as of March 31, 2022 and December 31, 2021, respectively, of derivative assets and derivative liabilities that previously would have been reported on a gross basis, but are now legally settled and not subject to collateral. The tables also present amounts that are not permitted to be offset, such as security collateral or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at March 31, 2022	Derivatives classified in Trading account assets/liabilities(1)(2)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities
Over-the-counter	$952	$45
Cleared	73	287
Interest rate contracts	$1,025	$332
Over-the-counter	$1,435	$1,921
Cleared	5	—
Foreign exchange contracts	$1,440	$1,921
Total derivatives instruments designated as ASC 815 hedges	$2,465	$2,253
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$138,507	$127,869
Cleared	27,216	26,671
Exchange traded	294	282
Interest rate contracts	$166,017	$154,822
Over-the-counter	$151,970	$146,513
Cleared	449	542
Foreign exchange contracts	$152,419	$147,055
Over-the-counter	$22,691	$27,205
Cleared	26	5
Exchange traded	23,468	24,616
Equity contracts	$46,185	$51,826
Over-the-counter	$47,267	$41,997
Exchange traded	2,345	3,302
Commodity and other contracts	$49,612	$45,299
Over-the-counter	$8,117	$7,787
Cleared	3,126	3,359
Credit derivatives	$11,243	$11,146
Total derivatives instruments not designated as ASC 815 hedges	$425,476	$410,148
Total derivatives	$427,941	$412,401
Less: Netting agreements(3)	$(319,683)	$(319,683)
Less: Netting cash collateral received/paid(4)	(29,269)	(25,616)
Net receivables/payables included on the Consolidated Balance Sheet(5)	$78,989	$67,102
Additional amounts subject to an enforceable master netting agreement, but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(905)	$(603)
Less: Non-cash collateral received/paid	(4,646)	(14,112)
Total net receivables/payables(5)	$73,438	$52,387

(1)The derivative fair values are also presented in Note 20.
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
(3)Represents the netting of balances with the same counterparty under enforceable netting agreements. Approximately $272 billion, $24 billion and $24 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.
(4)Represents the netting of cash collateral paid and received by counterparties under enforceable credit support agreements. Substantially all netting of cash collateral received and paid is against OTC derivative assets and liabilities, respectively.
(5)The net receivables/payables include approximately $10 billion of derivative asset and $14 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

(1)The derivative fair values are also presented in Note 20.
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

For the three months ended March 31, 2022 and 2021, amounts recognized in Principal transactions in the Consolidated Statement of Income include certain derivatives not designated in a qualifying hedging relationship. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents how these portfolios are risk managed. See Note 6 for further information.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains (losses) on the economically hedged items to the extent that such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended March 31,
In millions of dollars	2022	2021
Interest rate contracts	$72	$(60)
Foreign exchange	(77)	(21)
Total	$(5)	$(81)

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended March 31,
	2022		2021
In millions of dollars	Other revenue	Net interest income	Other revenue	Net interest income
Gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(4,666)	$—	$(3,935)
Foreign exchange hedges	(425)	—	(210)	—
Commodity hedges	872	—	(289)	—
Total gain (loss) on the hedging derivatives included in assessment of the effectiveness of fair value hedges	$447	$(4,666)	$(499)	$(3,935)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$—	$4,597	$—	$3,826
Foreign exchange hedges	424	—	210	—
Commodity hedges	(872)	—	289	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(448)	$4,597	$499	$3,826
Net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges
Interest rate hedges	$—	$(6)	$—	$(4)
Foreign exchange hedges(2)	31	—	4	—
Commodity hedges	49	—	(22)	—
Total net gain (loss) on the hedging derivatives excluded from assessment of the effectiveness of fair value hedges	$80	$(6)	$(18)	$(4)

(1)Gain (loss) amounts for interest rate risk hedges are included in Interest income/Interest expense. The accrued interest income on fair value hedges is recorded in Net interest income and is excluded from this table.
(2)Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates) that are excluded from the assessment of hedge effectiveness and are generally reflected directly in earnings. Amounts related to cross-currency basis, which are recognized in AOCI, are not reflected in the table above. The amount of cross-currency basis included in AOCI was $64 million and $(13) million for the three months ended March 31, 2022 and 2021, respectively.

Cumulative Basis Adjustment
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative changes in the hedged risk. This cumulative hedge basis adjustment becomes part of the carrying value of the hedged item until the hedged item is derecognized from the balance sheet. The table below presents the carrying amount of Citi’s hedged assets and liabilities under qualifying fair value hedges at March 31, 2022 and December 31, 2021, along with the cumulative hedge basis adjustments included in the carrying value of those hedged assets and liabilities, that would reverse through earnings in future periods.

In millions of dollars
Balance sheet line item in which hedged item is recorded	Carrying amount of hedged asset/ liability	Cumulative fair value hedging adjustment increasing (decreasing) the carrying amount
		Active	De-designated
As of March 31, 2022
Debt securities AFS(1)(3)	$118,112	$(774)	$(17)
Long-term debt	152,347	(4,239)	3,197
As of December 31, 2021
Debt securities AFS(2)(3)	$62,733	$149	$212
Long-term debt	149,305	623	3,936

(1)These amounts include a cumulative basis adjustment of $(322) million for active hedges and $(179) million for de-designated hedges as of March 31, 2022, related to certain prepayable financial assets previously designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $8 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $34 billion as of March 31, 2022) in a last-of-layer hedging relationship.
(2)These amounts include a cumulative basis adjustment of $24 million for active hedges and $(92) million for de-designated hedges as of December 31, 2021, related to certain prepayable financial assets designated as the hedged item in a fair value hedge using the last-of-layer approach. The Company designated approximately $6 billion as the hedged amount (from a closed portfolio of prepayable financial assets with a carrying value of $25 billion as of December 31, 2021) in a last-of-layer hedging relationship.
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
For cash flow hedges, the entire change in the fair value of the hedging derivative is recognized in AOCI and then reclassified to earnings in the same period that the forecasted hedged cash flows impact earnings. The net gain (loss) associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2022 is approximately $200 million. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The pretax change in AOCI from cash flow hedges is presented below. The after-tax impact of cash flow hedges on AOCI is shown in Note 17.

	Three Months Ended March 31,
In millions of dollars	2022		2021
Amount of gain (loss) recognized in AOCI on derivatives
Interest rate contracts	$(1,760)		$(455)
Foreign exchange contracts	23		3
Total gain (loss) recognized in AOCI	$(1,737)		$(452)
	Other revenue	Net interest revenue	Other revenue	Net interest revenue
Amount of gain (loss) reclassified from AOCI to earnings(1)
Interest rate contracts	$—	$286	$—	$278
Foreign exchange contracts	(1)	—	(1)	—
Total gain (loss) reclassified from AOCI into earnings	$(1)	$286	$(1)	$278
Net pretax change in cash flow hedges included within AOCI		$(2,022)		$(729)

(1)All amounts reclassified into earnings for interest rate contracts are included in Interest income/Interest expense (Net interest income). For all other hedges, the amounts reclassified to earnings are included primarily in Other revenue and Net interest income in the Consolidated Statement of Income.

Net Investment Hedges
The pretax gain (loss) recorded in Foreign currency translation adjustment within AOCI, related to net investment hedges, was ($195) million and $557 million for the three months ended March 31, 2022 and 2021, respectively.

Credit Derivatives
The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at March 31, 2022	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,768	$3,253	$120,240	$116,278
Broker-dealers	2,396	1,474	48,553	43,749
Non-financial	101	17	2,578	2,374
Insurance and other financial institutions	5,978	6,402	599,321	552,235
Total by industry of counterparty	$11,243	$11,146	$770,692	$714,636
By instrument
Credit default swaps and options	$10,415	$10,719	$756,803	$708,569
Total return swaps and other	828	427	13,889	6,067
Total by instrument	$11,243	$11,146	$770,692	$714,636
By rating of reference entity
Investment grade	$4,244	$3,846	$612,115	$559,959
Non-investment grade	6,999	7,300	158,577	154,677
Total by rating of reference entity	$11,243	$11,146	$770,692	$714,636
By maturity
Within 1 year	$1,329	$1,547	$166,987	$158,945
From 1 to 5 years	7,110	6,951	496,438	454,804
After 5 years	2,804	2,648	107,267	100,887
Total by maturity	$11,243	$11,146	$770,692	$714,636

(1)The fair value amount receivable is composed of $5,310 million under protection purchased and $5,933 million under protection sold.
(2)The fair value amount payable is composed of $6,250 million under protection purchased and $4,896 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2021	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry of counterparty
Banks	$2,375	$3,031	$108,415	$103,756
Broker-dealers	1,962	1,139	44,364	40,068
Non-financial	113	306	2,785	2,728
Insurance and other financial institutions	5,768	6,539	490,432	425,934
Total by industry of counterparty	$10,218	$11,015	$645,996	$572,486
By instrument
Credit default swaps and options	$9,923	$10,234	$628,136	$565,131
Total return swaps and other	295	781	17,860	7,355
Total by instrument	$10,218	$11,015	$645,996	$572,486
By rating of reference entity
Investment grade	$4,149	$4,258	$511,652	$448,944
Non-investment grade	6,069	6,757	134,344	123,542
Total by rating of reference entity	$10,218	$11,015	$645,996	$572,486
By maturity
Within 1 year	$878	$1,462	$133,866	$115,603
From 1 to 5 years	6,674	6,638	454,617	413,174
After 5 years	2,666	2,915	57,513	43,709
Total by maturity	$10,218	$11,015	$645,996	$572,486

(1)    The fair value amount receivable is composed of $3,705 million under protection purchased and $6,513 million under protection sold.
(2)    The fair value amount payable is composed of $7,354 million under protection purchased and $3,661 million under protection sold.

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
The fair value (excluding CVA) of all derivative instruments with credit risk-related contingent features that were in a net liability position at March 31, 2022 and December 31, 2021 was $19 billion and $19 billion, respectively. The Company posted $16 billion and $16 billion as collateral for this exposure in the normal course of business as of March 31, 2022 and December 31, 2021, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of March 31, 2022, the Company could be required to post an additional $1.6 billion as either collateral or settlement of the derivative transactions. In addition, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $1.7 billion.

Derivatives Accompanied by Financial Asset Transfers
For transfers of financial assets accounted for as a sale by the Company, and for which the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed with the same counterparty in contemplation of the initial sale (and still outstanding), both the asset amounts derecognized and the gross cash proceeds received as of the date of derecognition were $0.8 billion and $2.9 billion as of March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022, the fair value of these previously derecognized assets was $0.8 billion. The fair value of the total return swaps as of March 31, 2022 was $30 million recorded as gross derivative assets and $5 million recorded as gross derivative liabilities. At December 31, 2021, the fair value of these previously derecognized assets was $2.9 billion, and the fair value of the total return swaps was $13 million recorded as gross derivative assets and $58 million recorded as gross derivative liabilities.
The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

20.  FAIR VALUE MEASUREMENT

For additional information regarding fair value measurement at Citi, see Note 24 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Market Valuation Adjustments
The table below summarizes the credit valuation adjustments (CVA) and funding valuation adjustments (FVA) applied to the fair value of derivative instruments at March 31, 2022 and December 31, 2021:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	March 31, 2022	December 31, 2021
Counterparty CVA	$(614)	$(705)
Asset FVA	(530)	(433)
Citigroup (own credit) CVA	548	379
Liability FVA	131	110
Total CVA and FVA—derivative instruments	$(465)	$(649)
The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended March 31,
In millions of dollars	2022	2021
Counterparty CVA	$(107)	$9
Asset FVA	(105)	69
Own credit CVA	116	(37)
Liability FVA	22	24
Total CVA and FVA—derivative instruments	$(74)	$65
DVA related to own FVO liabilities(1)	$1,050	$(38)
Total CVA, DVA and FVA	$976	$27

(1)    See Notes 1 and 17 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

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
The fair value hierarchy classification approach typically utilizes rules-based and data-driven selection criteria to determine whether an instrument is classified as Level 1, Level 2 or Level 3:

•The determination of whether an instrument is quoted in an active market and therefore considered a Level 1 instrument is based upon the frequency of observed transactions and the quality of independent market data available on the measurement date.
•A Level 2 classification is assigned where there is observability of prices/market inputs to models, or where any unobservable inputs are not significant to the valuation. The determination of whether an input is considered observable is based on the availability of independent market data and its corroboration, for example through observed transactions in the market.
•Otherwise, an instrument is classified as Level 3.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021. The Company may hedge positions that have been classified in the Level 3 category with other financial instruments (hedging instruments) that may be classified as Level 3, but also with financial instruments classified as Level 1 or Level 2. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at March 31, 2022	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$347,330	$202	$347,532	$(113,183)	$234,349
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	29,411	498	29,909	—	29,909
Residential	—	415	118	533	—	533
Commercial	—	614	52	666	—	666
Total trading mortgage-backed securities	$—	$30,440	$668	$31,108	$—	$31,108
U.S. Treasury and federal agency securities	$64,273	$3,353	$2	$67,628	$—	$67,628
State and municipal	—	1,852	6	1,858	—	1,858
Foreign government	41,456	30,671	94	72,221	—	72,221
Corporate	1,500	16,632	1,013	19,145	—	19,145
Equity securities	54,369	10,312	199	64,880	—	64,880
Asset-backed securities	—	966	466	1,432	—	1,432
Other trading assets(2)	8	20,236	492	20,736	—	20,736
Total trading non-derivative assets	$161,606	$114,462	$2,940	$279,008	$—	$279,008
Trading derivatives
Interest rate contracts	$411	$163,626	$3,005	$167,042
Foreign exchange contracts	—	152,974	885	153,859
Equity contracts	51	44,396	1,738	46,185
Commodity contracts	—	47,949	1,663	49,612
Credit derivatives	—	10,174	1,069	11,243
Total trading derivatives—before netting and collateral	$462	$419,119	$8,360	$427,941
Netting agreements					$(319,683)
Netting of cash collateral received					(29,269)
Total trading derivatives—after netting and collateral	$462	$419,119	$8,360	$427,941	$(348,952)	$78,989
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,847	$46	$36,893	$—	$36,893
Residential	—	276	44	320	—	320
Commercial	—	18	—	18	—	18
Total investment mortgage-backed securities	$—	$37,141	$90	$37,231	$—	$37,231
U.S. Treasury and federal agency securities	$90,466	$58	$1	$90,525	$—	$90,525
State and municipal	—	1,799	705	2,504	—	2,504
Foreign government	60,498	61,932	1,029	123,459	—	123,459
Corporate	2,646	3,186	237	6,069	—	6,069
Marketable equity securities	285	182	16	483	—	483
Asset-backed securities	—	294	2	296	—	296
Other debt securities	—	4,690	—	4,690	—	4,690
Non-marketable equity securities(3)	—	18	298	316	—	316
Total investments	$153,895	$109,300	$2,378	$265,573	$—	$265,573

Table continues on the next page.

In millions of dollars at March 31, 2022	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$5,110	$622	$5,732	$—	$5,732
Mortgage servicing rights	—	—	520	520	—	520
Non-trading derivatives and other financial assets measured on a recurring basis	$5,021	$6,700	$68	$11,789	$—	$11,789
Total assets	$320,984	$1,002,021	$15,090	$1,338,095	$(462,135)	$875,960
Total as a percentage of gross assets(4)	24.0%	74.9%	1.1%
Liabilities
Interest-bearing deposits	$—	$1,647	$191	$1,838	$—	$1,838
Securities loaned and sold under agreements to repurchase	—	167,741	612	168,353	(102,810)	65,543
Trading account liabilities
Securities sold, not yet purchased	101,842	19,075	38	120,955	—	120,955
Other trading liabilities	—	2	—	2	—	2
Total trading liabilities	$101,842	$19,077	$38	$120,957	$—	$120,957
Trading derivatives
Interest rate contracts	$288	$152,640	$2,226	$155,154
Foreign exchange contracts	—	147,960	1,016	148,976
Equity contracts	25	48,499	3,302	51,826
Commodity contracts	2	43,851	1,446	45,299
Credit derivatives	—	10,073	1,073	11,146
Total trading derivatives—before netting and collateral	$315	$403,023	$9,063	$412,401
Netting agreements					$(319,683)
Netting of cash collateral paid					(25,616)
Total trading derivatives—after netting and collateral	$315	$403,023	$9,063	$412,401	$(345,299)	$67,102
Short-term borrowings	$—	$7,331	$36	$7,367	$—	$7,367
Long-term debt	—	55,845	27,432	83,277	—	83,277
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$3,668	$—	$—	$3,668		$3,668
Total liabilities	$105,825	$654,664	$37,372	$797,861	$(448,109)	$349,752
Total as a percentage of gross liabilities(4)	13.3%	82.1%	4.7%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Includes positions related to investments in unallocated precious metals, as discussed in Note 21. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.
(3)Amounts exclude $0.2 billion of investments measured at net asset value (NAV) in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(4)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Fair Value Levels

In millions of dollars at December 31, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Securities borrowed and purchased under agreements to resell	$—	$342,030	$231	$342,261	$(125,795)	$216,466
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	34,534	496	35,030	—	35,030
Residential	1	643	104	748	—	748
Commercial	—	778	81	859	—	859
Total trading mortgage-backed securities	$1	$35,955	$681	$36,637	$—	$36,637
U.S. Treasury and federal agency securities	$44,900	$3,230	$4	$48,134	$—	$48,134
State and municipal	—	1,995	37	2,032	—	2,032
Foreign government	39,176	31,485	23	70,684	—	70,684
Corporate	1,544	16,156	412	18,112	—	18,112
Equity securities	53,833	10,047	174	64,054	—	64,054
Asset-backed securities	—	981	613	1,594	—	1,594
Other trading assets(2)	—	20,346	576	20,922	—	20,922
Total trading non-derivative assets	$139,454	$120,195	$2,520	$262,169	$—	$262,169
Trading derivatives
Interest rate contracts	$90	$161,500	$3,898	$165,488
Foreign exchange contracts	—	134,912	637	135,549
Equity contracts	41	43,904	1,307	45,252
Commodity contracts	—	28,547	1,797	30,344
Credit derivatives	—	9,299	919	10,218
Total trading derivatives—before netting and collateral	$131	$378,162	$8,558	$386,851
Netting agreements					$(292,628)
Netting of cash collateral received					(24,447)
Total trading derivatives—after netting and collateral	$131	$378,162	$8,558	$386,851	$(317,075)	$69,776
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$33,165	$51	$33,216	$—	$33,216
Residential	—	286	94	380	—	380
Commercial	—	25	—	25	—	25
Total investment mortgage-backed securities	$—	$33,476	$145	$33,621	$—	$33,621
U.S. Treasury and federal agency securities	$122,271	$168	$1	$122,440	$—	$122,440
State and municipal	—	1,849	772	2,621	—	2,621
Foreign government	56,842	61,112	786	118,740	—	118,740
Corporate	2,861	2,871	188	5,920	—	5,920
Marketable equity securities	350	177	16	543	—	543
Asset-backed securities	—	300	3	303	—	303
Other debt securities	—	4,877	—	4,877	—	4,877
Non-marketable equity securities(3)	—	28	316	344	—	344
Total investments	$182,324	$104,858	$2,227	$289,409	$—	$289,409

Table continues on the next page.

In millions of dollars at December 31, 2021	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans	$—	$5,371	$711	$6,082	$—	$6,082
Mortgage servicing rights	—	—	404	404	—	404
Non-trading derivatives and other financial assets measured on a recurring basis	$4,075	$8,194	$73	$12,342	$—	$12,342
Total assets	$325,984	$958,810	$14,724	$1,299,518	$(442,870)	$856,648
Total as a percentage of gross assets(4)	25.1%	73.8%	1.1%
Liabilities
Interest-bearing deposits	$—	$1,483	$183	$1,666	$—	$1,666
Securities loaned and sold under agreements to repurchase	—	174,318	643	174,961	(118,267)	56,694
Trading account liabilities
Securities sold, not yet purchased	82,675	23,268	65	106,008	—	106,008
Other trading liabilities	—	5	—	5	—	5
Total trading liabilities	$82,675	$23,273	$65	$106,013	$—	$106,013
Trading derivatives
Interest rate contracts	$56	$147,846	$2,172	$150,074
Foreign exchange contracts	—	134,572	726	135,298
Equity contracts	60	46,177	3,447	49,684
Commodity contracts	—	30,004	1,375	31,379
Credit derivatives	—	10,065	950	11,015
Total trading derivatives—before netting and collateral	$116	$368,664	$8,670	$377,450
Netting agreements					$(292,628)
Netting of cash collateral paid					(29,306)
Total trading derivatives—after netting and collateral	$116	$368,664	$8,670	$377,450	$(321,934)	$55,516
Short-term borrowings	$—	$7,253	$105	$7,358	$—	$7,358
Long-term debt	—	57,100	25,509	82,609	—	82,609
Non-trading derivatives and other financial liabilities measured on a recurring basis	$3,574	$—	$1	$3,575	$—	$3,575
Total liabilities	$86,365	$632,091	$35,176	$753,632	$(440,201)	$313,431
Total as a percentage of gross liabilities(4)	11.5%	83.9%	4.7%

(1)Represents netting of (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.
(2)Includes positions related to investments in unallocated precious metals, as discussed in Note 21. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.
(3)Amounts exclude $0.1 billion of investments measured at NAV in accordance with ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).
(4)Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2022 and 2021. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2022
Assets
Securities borrowed and purchased under agreements to resell	$231	$11	$—	$—	$—	$88	$—	$—	$(128)	$202	$4
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	496	2	—	47	(69)	166	—	(144)	—	498	1
Residential	104	—	—	33	(21)	38	—	(36)	—	118	(2)
Commercial	81	(2)	—	1	(26)	5	—	(7)	—	52	(3)
Total trading mortgage-backed securities	$681	$—	$—	$81	$(116)	$209	$—	$(187)	$—	$668	$(4)
U.S. Treasury and federal agency securities	$4	$(4)	$—	$2	$—	$—	$—	$—	$—	$2	$—
State and municipal	37	1	—	—	(20)	1	—	(13)	—	6	—
Foreign government	23	1	—	50	—	30	—	(10)	—	94	(12)
Corporate	412	9	—	142	(34)	647	—	(163)	—	1,013	(46)
Marketable equity securities	174	(5)	—	49	(26)	50	—	(43)	—	199	9
Asset-backed securities	613	5	—	58	(67)	131	—	(274)	—	466	(20)
Other trading assets	576	47	—	28	(62)	249	10	(352)	(4)	492	(97)
Total trading non-derivative assets	$2,520	$54	$—	$410	$(325)	$1,317	$10	$(1,042)	$(4)	$2,940	$(170)
Trading derivatives, net(4)
Interest rate contracts	$1,726	$166	$—	$(68)	$(531)	$2	$—	$—	$(516)	$779	$366
Foreign exchange contracts	(89)	395	—	(509)	44	102	—	(64)	(10)	(131)	87
Equity contracts	(2,140)	808	—	(13)	(25)	185	—	(225)	(154)	(1,564)	983
Commodity contracts	422	414	—	29	(493)	53	—	(44)	(164)	217	542
Credit derivatives	(31)	(63)	—	32	13	—	—	(1)	46	(4)	(67)
Total trading derivatives, net(4)	$(112)	$1,720	$—	$(529)	$(992)	$342	$—	$(334)	$(798)	$(703)	$1,911

Table continues on the next page.

		Net realized/unrealized gains (losses) incl. in(1)		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2021	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2022
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$51	$—	$(7)	$1	$—	$4	$—	$(3)	$—	$46	$(10)
Residential	94	—	(2)	—	(39)	—	—	(9)	—	44	(2)
Total investment mortgage-backed securities	$145	$—	$(9)	$1	$(39)	$4	$—	$(12)	$—	$90	$(12)
U.S. Treasury and federal agency securities	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—
State and municipal	772	—	(44)	—	(11)	—	—	(12)	—	705	(43)
Foreign government	786	—	(24)	250	(59)	183	—	(107)	—	1,029	(25)
Corporate	188	—	(4)	53	—	—	—	—	—	237	—
Marketable equity securities	16	—	—	—	—	—	—	—	—	16	—
Asset-backed securities	3	—	12	—	—	—	—	(13)	—	2	(2)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	316	—	(14)	11	—	—	—	(15)	—	298	(14)
Total investments	$2,227	$—	$(83)	$315	$(109)	$187	$—	$(159)	$—	$2,378	$(96)
Loans	$711	$—	$(85)	$—	$(2)	$—	$—	$—	$(2)	$622	$7
Mortgage servicing rights	404	—	99	—	—	—	34	—	(17)	520	98
Other financial assets measured on a recurring basis	73	—	2	—	(4)	1	25	(1)	(28)	68	10
Liabilities
Interest-bearing deposits	$183	$—	$(4)	$7	$—	$—	$1	$—	$(4)	$191	$11
Securities loaned and sold under agreements to repurchase	643	26	—	—	—	—	—	—	(5)	612	23
Trading account liabilities
Securities sold, not yet purchased	65	29	—	25	(15)	53	—	—	(61)	38	(26)
Other trading liabilities	—	—	—	—	—	—	—	—	—	—	—
Short-term borrowings	105	88	—	28	(9)	—	7	—	(7)	36	9
Long-term debt	25,509	3,526	—	3,408	(873)	—	3,172	—	(258)	27,432	3,436
Other financial liabilities measured on a recurring basis	1	—	1	—	—	—	—		—	—	—

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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2022.
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
(3)Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale debt securities and DVA on fair value option liabilities), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2022.
(4)Total Level 3 trading derivative assets and liabilities have been netted in these tables for presentation purposes only.

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2021 to March 31, 2022:

•During the three months ended March 31, 2022, transfers of Long-term debt were $3.4 billion from Level 2 to Level 3. Of the $3.4 billion transfer in the three months ended March 31, 2022, approximately $2.9 billion related to interest rate option volatility inputs becoming unobservable and/or significant relative to their overall valuation, and $0.5 billion related to equity and credit derivative inputs (in addition to other volatility inputs, e.g., interest rate volatility inputs) becoming unobservable and/or significant to their overall valuation. In other instances, market changes have resulted in some inputs becoming more observable, and some unobservable inputs becoming less significant to the overall valuation of the instruments (e.g., when an option becomes deep-in or deep-out of the money). This has primarily resulted in $0.9 billion of certain structured long-term debt products being transferred from Level 3 to Level 2 during the three months ended March 31, 2022.
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

As of March 31, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$202	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.93%	1.61%	1.29%
Mortgage-backed securities	$406	Yield analysis	Yield	2.89%	23.51%	8.74%
	331	Price-based	Price	$1.44	$107.50	$62.19
State and municipal, foreign government, corporate and other debt securities	$2,755	Price-based	Price	$—	$972.91	$181.94
	388	Model-based
Marketable equity securities(5)	$152	Price-based	Price	$—	$11,150.34	$78.60
	36	Model-based	WAL	1.49 years	1.49 years	1.49 years
			Recovery (in millions)	$7,148	$7,148	$7,148
Asset-backed securities	$337	Price-based	Price	$22.50	$100.00	$83.09
	123	Yield analysis	Yield	3.99%	14.71%	7.67%
Non-marketable equities	$161	Comparables analysis	Illiquidity discount	10.00%	33.10%	27.05%
	93	Price-based	PE ratio	10.00x	18.90x	13.12x
	42	Model-based	Adjustment factor	0.33x	0.50x	0.35x
			Price	$187.74	$2,532.62	$2,013.54
			Cost of capital	17.50%	20.00%	17.60%
			Revenue multiple	18.50x	30.00x	19.56x
Derivatives—gross(6)
Interest rate contracts (gross)	$5,143	Model-based	IR Normal volatility	0.29%	1.42%	0.87%
Foreign exchange contracts (gross)	$1,818	Model-based	Yield	(0.06)%	1.49%	0.26%
			IR Normal volatility	0.27%	1.39%	0.47%
			Credit spread	137 bps	535 bps	508 bps
Equity contracts (gross)(7)	$4,987	Model-based	Equity volatility	0.07%	312.13%	30.49%
			Equity forward	60.82%	203.15%	90.56%
			Equity-Equity correlation	(6.49)%	99.80%	85.81%
			Equity-FX correlation	(95.00)%	80.00%	(17.60)%
Commodity and other contracts (gross)	$3,109	Model-based	Commodity correlation	(51.32)%	91.86%	33.31%
			Commodity volatility	15.33%	177.76%	29.32%
			Forward price	23.78%	666.67%	116.53%
Credit derivatives (gross)	$1,718	Model-based	Credit spread	6 bps	875 bps	83 bps
	457	Price-based	Recovery rate	25.00%	40.00%	37.82%
			Upfront points	(2.78)%	99.00%	53.64%
			Credit correlation	25.00%	75.00%	43.71%
			Price	$25.50	$102.00	$73.71
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$63	Price-based	Price	$87.71	$114.38	$101.03
Loans and leases	$604	Model-based	Equity volatility	24.51%	89.69%	60.07%
			Commodity volatility	15.33%	177.76%	29.32%

As of March 31, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Commodity correlation	(51.32)%	91.86%	33.31%
			Forward price	23.78%	403.25%	108.34%
Mortgage servicing rights	$448	Cash flow	Yield	0.10%	13.10%	5.25%
	72	Model-based	WAL	3.7 years	8.24 years	6.67 years
Liabilities
Interest-bearing deposits	$191	Model-based	IR Normal volatility	0.40%	1.39%	0.62%
			Forward price	100.00%	100.00%	100.00%
			Equity forward	60.82%	203.15%	90.48%
			Equity volatility	0.07%	312.13%	21.65%
Securities loaned and sold under agreements to repurchase	$612	Model-based	Interest rate	0.58%	2.80%	2.49%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$53	Price-based	Price	$—	$12,100.00	$1,956.88
Short-term borrowings and long-term debt	$27,176	Model-based	IR Normal volatility	0.27%	13.00%	0.69%
			Equity volatility	0.07%	312.13%	21.98%
			Equity forward	60.82%	203.15%	90.48%
			Equity-IR correlation	(10.00)%	60.00%	35.22%

As of December 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Securities borrowed and purchased under agreements to resell	$231	Model-based	Credit spread	15 bps	15 bps	15 bps
			Interest rate	0.26%	0.72%	0.50%
Mortgage-backed securities	$279	Price-based	Price	$4	$118	$79
	526	Yield analysis	Yield	1.43%	23.79%	7.25%
State and municipal, foreign government, corporate and other debt securities	$2,264	Price-based	Price	$—	$995	$193
	415	Model-based	Equity volatility	0.08%	290.64%	53.94%
Marketable equity securities(5)	$128	Price-based	Price	$—	$73,000	$6,477
	43	Model-based	WAL	1.73 years	1.73 years	1.73 years
			Recovery (in millions)	$7,148	$7,148	$7,148
Asset-backed securities	$386	Price-based	Price	$5	$754	$87
	208	Yield analysis	Yield	2.43%	19.35%	8.18%
Non-marketable equities	$121	Price-based	Illiquidity discount	10.00%	36.00%	26.43%
	112	Comparables analysis	PE ratio	11.00x	29.00x	15.42x
	83	Model-based	Price	$3	$2,601	$2,029
			Adjustment factor	0.33x	0.44x	0.34x
			Revenue multiple	19.80x	30.00x	20.48x
			Cost of capital	17.50%	20.00%	17.57%
Derivatives—gross(6)
Interest rate contracts (gross)	$6,054	Model-based	IR normal volatility	0.24%	0.94%	0.70%
Foreign exchange contracts (gross)	$1,364	Model-based	IR Normal volatility	0.24%	0.74%	0.58%
			FX volatility	2.13%	107.42%	11.21%
			Credit spread	140 bps	696 bps	639 bps
Equity contracts (gross)(7)	$4,690	Model-based	Equity volatility	0.08%	290.64%	47.67%
			Equity forward	57.99%	165.83%	89.45%

			Equity-FX correlation	(95.00)%	80.00%	(16.00)%
			Equity-Equity correlation	(6.49)%	99.00%	85.61%
Commodity and other contracts (gross)	$3,172	Model-based	Forward price	8.00%	599.44%	123.22%
			Commodity volatility	10.87%	188.30%	26.85%
			Commodity correlation	(50.52)%	89.83%	(7.11)%
Credit derivatives (gross)	$1,480	Model-based	Credit spread	1.00 bps	874.72 bps	68.83 bps
	427	Price-based	Recovery rate	20.00%	75.00%	44.72%
			Upfront points	2.74%	99.96%	59.37%
			Price	$40	$103	$80
			Credit correlation	30.00%	80.00%	54.57%
Non-trading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	$69	Price-based	Price	$94	$2,598	$591
Loans and leases	$691	Model-based	Equity volatility	22.48%	85.44%	50.56%
			Forward price	26.95%	333.08%	106.97%
			Commodity volatility	10.87%	188.30%	26.85%
			Commodity correlation	(50.52)%	89.83%	(7.11)%
Mortgage servicing rights	$331	Cash flow	Yield	(1.20)%	12.10%	4.51%
	73	Model-based	WAL	2.75 years	5.86 years	5.14 years
Liabilities
Interest-bearing deposits	$183	Model-based	IR Normal volatility	0.34%	0.88%	0.68%
			Equity volatility	0.08%	290.64%	54.05%
			Equity forward	57.99%	165.83%	89.39%
Securities loaned and sold under agreements to repurchase	$643	Model-based	Interest rate	0.12%	1.95%	1.47%
Trading account liabilities
Securities sold, not yet purchased and other trading liabilities	$63	Price-based	Price	$—	$12,875	$1,707
Short-term borrowings and long-term debt	$25,514	Model-based	IR Normal volatility	0.07%	0.88%	0.60%
			Equity volatility	0.08%	290.64%	53.21%
			Equity-IR correlation	(3.53)%	60.00%	32.12%
			Equity-FX correlation	(95.00)%	80.00%	(15.98)%
			FX volatility	0.06%	41.76%	9.38%

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
The following tables present the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2022
Loans HFS(1)	$2,517	$1,257	$1,260
Other real estate owned	7	—	7
Loans(2)	147	—	147
Non-marketable equity securities measured using the measurement alternative	149	—	149
Total assets at fair value on a nonrecurring basis	$2,820	$1,257	$1,563

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2021
Loans HFS(1)	$2,298	$986	$1,312
Other real estate owned	11	—	11
Loans(2)	144	—	144
Non-marketable equity securities measured using the measurement alternative	655	104	551
Total assets at fair value on a nonrecurring basis	$3,108	$1,090	$2,018

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

As of March 31, 2022	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans held-for-sale	$1,224	Price-based	Price	$—	$100.00	$85.72
Other real estate owned	$6	Recovery analysis	Appraised value(4)	$10,000	$2,892,872	$2,100,488
Loans (5)	$147	Recovery analysis	Appraised value(4)	$10,000	$3,900,000	$243,383
Non-marketable equity securities measured using the measurement alternative	$149	Price-based	Price	$0.46	$29.49	$8.19

As of December 31, 2021	Fair value(1) (in millions)	Methodology	Input	Low(2)	High	Weighted average(3)
Loans HFS	$1,312	Price-based	Price	$89	$100	$99
Other real estate owned	$4	Price-based	Appraised value(4)	$14,000	$2,392,464	$1,660,120
	5	Recovery analysis
Loans(5)	$120	Recovery analysis	Appraised value(4)	$10,000	$3,900,000	$247,018
	24	Price-based	Price	$3	$75	$35
			Recovery rate	84.00%	100.00%	84.00%
Non-marketable equity securities measured using the measurement alternative	$551	Price-based	Price	$6	$1,339	$52

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended March 31,
In millions of dollars	2022	2021
Loans HFS	$(152)	$(4)
Other real estate owned	—	—
Loans(1)	4	1
Non-marketable equity securities measured using the measurement alternative	85	81
Total nonrecurring fair value gains (losses)	$(63)	$78

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

	March 31, 2022		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$247.2	$235.5	$124.0	$108.5	$3.0
Securities borrowed and purchased under agreements to resell	111.1	111.1	—	108.2	2.9
Loans(1)(2)	638.4	648.1	—	—	648.1
Other financial assets(2)(3)	393.8	393.8	251.5	20.6	121.7
Liabilities
Deposits	$1,331.9	$1,331.6	$—	$1,189.5	$142.1
Securities loaned and sold under agreements to repurchase	139.0	139.0	—	139.0	—
Long-term debt(4)	170.7	175.6	—	170.3	5.3
Other financial liabilities(5)	144.9	144.9	—	20.4	124.5

	December 31, 2021		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments, net of allowance	$221.9	$221.0	$111.8	$106.4	$2.8
Securities borrowed and purchased under agreements to resell	110.8	110.8	—	106.4	4.4
Loans(1)(2)	644.8	659.6	—	—	659.6
Other financial assets(2)(3)	351.9	351.9	242.1	19.9	89.9
Liabilities
Deposits	$1,315.6	$1,316.2	$—	$1,153.9	$162.3
Securities loaned and sold under agreements to repurchase	134.6	134.6	—	134.5	0.1
Long-term debt(4)	171.8	184.6	—	171.9	12.7
Other financial liabilities(5)	111.1	111.1	—	17.0	94.1
(1)The carrying value of loans is net of the Allowance for credit losses on loans of $15.4 billion for March 31, 2022 and $16.5 billion for December 31, 2021. In addition, the carrying values exclude $0.4 billion and $0.5 billion of lease finance receivables at March 31, 2022 and December 31, 2021, respectively.
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

The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2022 and December 31, 2021 were off-balance sheet liabilities of $9.8 billion and $8.1 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

21.  FAIR VALUE ELECTIONS

The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings, other than DVA (see below). The election is made upon the initial recognition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in current earnings. Movements in DVA are reported as a component of AOCI. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 20.
The Company has elected fair value accounting for its mortgage servicing rights (MSRs). See Note 18 for additional details on Citi’s MSRs.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value—gains (losses)
	Three Months Ended March 31,
In millions of dollars	2022	2021
Assets
Securities borrowed and purchased under agreements to resell	$(62)	$(28)
Trading account assets	(61)	101
Loans
Certain corporate loans	(332)	129
Certain consumer loans	(1)	—
Total loans	$(333)	$129
Other assets
MSRs	$98	$73
Certain mortgage loans HFS(1)	(186)	(3)
Total other assets	$(88)	$70
Total assets	$(544)	$272
Liabilities
Interest-bearing deposits	$45	$37
Securities loaned and sold under agreements to repurchase	77	13
Trading account liabilities	(640)	2
Short-term borrowings(2)	132	(135)
Long-term debt(2)	6,071	2,008
Total liabilities	$5,685	$1,925

(1)Includes gains (losses) associated with interest rate lock commitments for those loans that have been originated and elected under the fair value option.
(2)Includes DVA that is included in AOCI. See Notes 17 and 20.

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
The estimated changes in the fair value of these non-derivative liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were a gain of $1,050 million and a loss of $38 million for the three months ended March 31, 2022 and 2021, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value:

	March 31, 2022		December 31, 2021
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$8,798	$5,732	$9,530	$6,082
Aggregate unpaid principal balance in excess of (less than) fair value	113	195	(100)	226
Balance of non-accrual loans or loans more than 90 days past due	—	266	—	1
Aggregate unpaid principal balance in excess of (less than) fair value for non-accrual loans or loans more than 90 days past due	—	—	—	—

In addition to the amounts reported above, $713 million and $719 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2022 and December 31, 2021, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in Citi’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2022 and 2021 due to instrument-specific credit risk totaled to losses of $(59) million and $(2) million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.3 billion and $0.3 billion at March 31, 2022 and December 31, 2021, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of March 31, 2022, there were approximately $23.6 billion and $14.4 billion of notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	March 31, 2022	December 31, 2021
Carrying amount reported on the Consolidated Balance Sheet	$2,046	$3,035
Aggregate fair value in excess of (less than) unpaid principal balance	(64)	70
Balance of non-accrual loans or loans more than 90 days past due	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2022 and 2021 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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

The following table provides information about the carrying value of notes carried at fair value, disaggregated by type of risk:

In billions of dollars	March 31, 2022	December 31, 2021
Interest rate linked	$38.8	$38.9
Foreign exchange linked	—	—
Equity linked	36.5	36.1
Commodity linked	4.4	3.9
Credit linked	3.6	3.7
Total	$83.3	$82.6

The portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI while all other changes in fair value are reported in Principal transactions. Changes in the fair value of these liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	March 31, 2022	December 31, 2021
Carrying amount reported on the Consolidated Balance Sheet	$83,277	$82,609
Aggregate unpaid principal balance in excess of (less than) fair value	(2,616)	(2,459)

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	March 31, 2022	December 31, 2021
Carrying amount reported on the Consolidated Balance Sheet	$7,367	$7,358
Aggregate unpaid principal balance in excess of (less than) fair value	—	(644)

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
For additional information regarding Citi’s guarantees and indemnifications included in the tables below, as well as its other guarantees and indemnifications excluded from these tables, see Note 26 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.
The following tables present information about Citi’s guarantees at March 31, 2022 and December 31, 2021:

	Maximum potential amount of future payments
In billions of dollars at March 31, 2022	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$29.8	$64.6	$94.4	$894
Performance guarantees	6.3	6.3	12.6	145
Derivative instruments considered to be guarantees	15.7	41.8	57.5	456
Loans sold with recourse	—	1.6	1.6	15
Securities lending indemnifications(1)	128.4	—	128.4	—
Credit card merchant processing(2)	111.8	—	111.8	—
Credit card arrangements with partners	0.1	0.6	0.7	7
Other	0.6	12.0	12.6	32
Total	$292.7	$126.9	$419.6	$1,549

	Maximum potential amount of future payments
In billions of dollars at December 31, 2021	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$34.3	$58.4	$92.7	$791
Performance guarantees	6.6	6.4	13.0	47
Derivative instruments considered to be guarantees	14.6	48.9	63.5	514
Loans sold with recourse	—	1.7	1.7	15
Securities lending indemnifications(1)	121.9	—	121.9	—
Credit card merchant processing(2)	119.4	—	119.4	1
Credit card arrangements with partners	—	0.8	0.8	7
Other	2.0	12.0	14.0	34
Total	$298.8	$128.2	$427.0	$1,409

(1)The carrying values of securities lending indemnifications were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.
(2)At March 31, 2022 and December 31, 2021, this maximum potential exposure was estimated to be $112 billion and $119 billion, respectively. However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to U.S. government-sponsored agencies and, to a lesser extent, private investors. The repurchase reserve was approximately $18 million and $19 million at March 31, 2022 and December 31, 2021, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Other Guarantees and Indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2022 and December 31, 2021, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Value-Transfer Networks (Including Exchanges and Clearing Houses) (VTNs)
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in certain narrow cases, to the full pro rata share. The maximum exposure is difficult to estimate as this would require an assessment of claims that have not yet occurred; however, Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2022 or December 31, 2021 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
Through reinsurance agreements and a long-term care indemnification with Genworth Financial Inc. for what are presently referred to as the Genworth Trusts, and only as a result of two unlikely events, Citi would be responsible for an indemnification obligation. Since the likelihood of such events occurring is currently not probable, there is no liability reflected on the Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021 related to this indemnification. However, if both events become reasonably possible (meaning more than remote but less than probable), Citi will be required to estimate and disclose a reasonably possible loss or range of loss to the extent that such an estimate could be made. In addition, if both events become probable, Citi will be required to accrue for such liability in accordance with applicable accounting principles. Citi continues to closely monitor its potential exposure under this indemnification obligation. For additional information, see Note 26 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

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
However, for exchange-traded and OTC-cleared derivative contracts where Citi does not obtain benefits from or control the client cash balances, the client cash initial margin collected from clients and remitted to the CCP or depository institutions is not reflected on Citi’s Consolidated Balance Sheet. These conditions are met when Citi has contractually agreed with the client that (i) Citi will pass through to the client all interest paid by the CCP or depository institutions on the cash initial margin, (ii) Citi will not utilize its right as a clearing member to transform cash margin into other assets, (iii) Citi does not guarantee and is not liable to the client for the performance of the CCP or the depository institution and (iv) the client cash balances are legally isolated from Citi’s bankruptcy estate. The total amount of cash initial margin collected and remitted in this manner was approximately $19.8 billion and $18.7 billion as of March 31, 2022 and December 31, 2021, respectively.
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

Carrying Value—Guarantees and Indemnifications
At March 31, 2022 and December 31, 2021, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.5 billion and $1.4 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $62.9 billion and $56.5 billion at March 31, 2022 and December 31, 2021, respectively. Securities and other marketable assets held as collateral amounted to $85.3 billion and $84.2 billion at March 31, 2022 and December 31, 2021, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. In addition, letters of credit in favor of Citi held as collateral amounted to $3.8 billion and $4.1 billion at March 31, 2022 and December 31, 2021, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

	Maximum potential amount of future payments
In billions of dollars at March 31, 2022	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$81.9	$11.1	$1.4	$94.4
Performance guarantees	10.0	2.6	—	12.6
Derivative instruments deemed to be guarantees	—	—	57.5	57.5
Loans sold with recourse	—	—	1.6	1.6
Securities lending indemnifications	—	—	128.4	128.4
Credit card merchant processing	—	—	111.8	111.8
Credit card arrangements with partners	—	—	0.7	0.7
Other	0.3	12.3	—	12.6
Total	$92.2	$26.0	$301.4	$419.6

	Maximum potential amount of future payments
In billions of dollars at December 31, 2021	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$81.4	$11.3	$—	$92.7
Performance guarantees	10.5	2.5	—	13.0
Derivative instruments deemed to be guarantees	—	—	63.5	63.5
Loans sold with recourse	—	—	1.7	1.7
Securities lending indemnifications	—	—	121.9	121.9
Credit card merchant processing	—	—	119.4	119.4
Credit card arrangements with partners	—	—	0.8	0.8
Other	1.7	12.3	—	14.0
Total	$93.6	$26.1	$307.3	$427.0

Leases
The Company’s operating leases, where Citi is a lessee, include real estate such as office space and branches and various types of equipment. These leases have a weighted-average remaining lease term of approximately six years as of March 31, 2022. The operating lease ROU asset and lease liability were $2.9 billion and $3.1 billion, respectively, as of March 31, 2022, compared to an operating lease ROU asset of $2.9 billion and lease liability of $3.1 billion as of December 31, 2021. The Company recognizes fixed lease costs on a straight-line basis throughout the lease term in the Consolidated Statement of Income. In addition, variable lease costs are recognized in the period in which the obligation for those payments is incurred.

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2022	December 31, 2021
Commercial and similar letters of credit	$830	$5,988	$6,818	$5,910
One- to four-family residential mortgages	1,855	2,575	4,430	4,351
Revolving open-end loans secured by one- to four-family residential properties	6,564	1,112	7,676	7,913
Commercial real estate, construction and land development	13,073	1,940	15,013	17,843
Credit card lines	606,384	100,703	707,087	700,559
Commercial and other consumer loan commitments	211,495	109,749	321,244	320,556
Other commitments and contingencies	5,655	215	5,870	5,649
Total	$845,856	$222,282	$1,068,138	$1,062,781

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

Unsettled Reverse Repurchase and Securities Borrowing Agreements and Unsettled Repurchase and Securities Lending Agreements
In addition, in the normal course of business, Citigroup enters into reverse repurchase and securities borrowing agreements, as well as repurchase and securities lending agreements, which settle at a future date. At March 31, 2022 and December 31, 2021, Citigroup had approximately $153.0 billion and $126.6 billion of unsettled reverse repurchase and securities borrowing agreements, and approximately $48.6 billion and $41.1 billion of unsettled repurchase and securities lending agreements, respectively. See Note 10 for a further discussion of securities purchased under agreements to resell and securities borrowed, and securities sold under agreements to repurchase and securities loaned, including the Company’s policy for offsetting repurchase and reverse repurchase agreements.

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
Restricted cash is included on the Consolidated Balance Sheet within the following balance sheet lines:

In millions of dollars	March 31, 2022	December 31, 2021
Cash and due from banks	$3,417	$2,786
Deposits with banks, net of allowance	15,191	10,636
Total	$18,608	$13,422

In response to the COVID-19 pandemic, the Federal Reserve Bank and certain other central banks eased regulations related to minimum required cash deposited with central banks.

23.  CONTINGENCIES

The following information supplements and amends, as applicable, the disclosure in Note 27 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors, and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible but not probable, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters for which an estimate can be made. At March 31, 2022, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $1.4 billion in the aggregate.
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
For further information on ASC 450 and Citigroup’s accounting and disclosure framework for contingencies, including for any litigation, regulatory, and tax matters disclosed herein, see Note 27 to the Consolidated Financial Statements in Citi’s 2021 Form 10-K.

Foreign Exchange Matters
Antitrust and Other Litigation: On March 8, 2022, in NYPL v. JPMORGAN CHASE & CO., ET AL., the United States District Court for the Southern District of New York denied plaintiffs’ motion for class certification and granted in part defendants’ motion to exclude plaintiffs’ expert’s analyses. Additional information concerning this action is publicly available in court filings under the docket number 15-CV-9300 (S.D.N.Y.) (Schofield, J.).
On March 31, 2022, in MICHAEL O’HIGGINS FX CLASS REPRESENTATIVE LIMITED v. BARCLAYS BANK PLC AND OTHERS and PHILLIP EVANS v. BARCLAYS BANK PLC AND OTHERS, the U.K.’s Competition Appeal Tribunal issued its judgment on certification. Additional information concerning these actions is publicly available in court filings under the case numbers 1329/7/7/19 and 1336/7/7/19.
On April 6, 2022, in GERTLER, ET AL. v. DEUTSCHE BANK AG, the Supreme Court of Israel rejected Citibank’s motion for leave to appeal the Central District Court’s denial of its motion to dismiss. Additional information concerning this action is publicly available in court filings under the docket number CA 29013-09-18.

Hong Kong Private Bank Litigation
On April 12, 2022, in PT ASURANSI TUGU PRATAMA INDONESIA TBK v. CITIBANK N.A., the Hong Kong Court of Appeal dismissed plaintiff’s appeal. Additional information concerning this case is publicly available in court filings under docket number CACV 548/2018.

Interbank Offered Rates-Related Litigation
Antitrust and Other Litigation: On February 14, 2022, in IN RE ICE LIBOR ANTITRUST LITIGATION, the United States Court of Appeals for the Second Circuit dismissed plaintiff’s appeal. Additional information concerning this action is publicly available in court filings under the docket numbers 19-CV-439 (S.D.N.Y.) (Daniels, J.) and 20-1492 (2d Cir.).

Record-Keeping Matters
Certain U.S. regulators and authorities are conducting investigations of Citigroup Global Markets Inc. (CGMI) and other firms regarding compliance with record-keeping obligations in connection with business-related communications sent over unapproved electronic messaging channels. CGMI is cooperating with the investigations.

Sovereign Securities Litigation
On March 14, 2022, in IN RE EUROPEAN GOVERNMENT BONDS ANTITRUST LITIGATION, the court granted in part and denied in part defendants’ motions to dismiss, including denying CGMI and Citigroup Global Markets Limited’s (CGML) motion to dismiss. On March 28, 2022, certain defendants, including CGMI and CGML, moved for reconsideration. Additional information concerning this action is publicly available in court filings under the docket number 19-CV-02601 (S.D.N.Y.) (Marrero, J.).
On March 30, 2022, in IN RE MEXICAN GOVERNMENT BONDS ANTITRUST LITIGATION, the United States District Court for the Southern District of New York denied plaintiffs’ motion for reconsideration of the order dismissing certain defendants, including Citibanamex, for lack of personal jurisdiction. Additional information concerning this action is publicly available in court filings under the docket number 18-CV-2830 (S.D.N.Y.) (Oetken, J.).
On March 31, 2022, in IN RE TREASURY SECURITIES AUCTION ANTITRUST LITIGATION, the court granted defendants’ motions to dismiss and denied leave to amend. Additional information concerning this action is publicly available in court filings under the docket number 15-MD-2673 (S.D.N.Y.) (Gardephe, J.).

Wind Farm Litigations
On March 17, 2022, the action filed by Midway was voluntarily dismissed. Additional information concerning this action is publicly available in court filings under docket number 2021-23588 (District Court Harris County TX) (Schaffer, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three months ended March 31, 2022 and 2021, Condensed Consolidating Balance Sheet as of March 31, 2022 and December 31, 2021 and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2022 and 2021 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2022
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$250	$—	$—	$(250)	$—
Interest revenue	—	762	12,389	—	13,151
Interest revenue—intercompany	902	139	(1,041)	—	—
Interest expense	1,179	194	907	—	2,280
Interest expense—intercompany	90	354	(444)	—	—
Net interest income	$(367)	$353	$10,885	$—	$10,871
Commissions and fees	$—	$1,361	$1,207	$—	$2,568
Commissions and fees—intercompany	—	84	(84)	—	—
Principal transactions	1,862	1,597	1,131	—	4,590
Principal transactions—intercompany	(1,849)	(88)	1,937	—	—
Other revenue	69	158	930	—	1,157
Other revenue—intercompany	(57)	(18)	75	—	—
Total non-interest revenues	$25	$3,094	$5,196	$—	$8,315
Total revenues, net of interest expense	$(92)	$3,447	$16,081	$(250)	$19,186
Provisions for credit losses and for benefits and claims	$—	$(1)	$756	$—	$755
Operating expenses
Compensation and benefits	$—	$1,512	$5,308	$—	$6,820
Compensation and benefits—intercompany	11	—	(11)	—	—
Other operating	24	656	5,665	—	6,345
Other operating—intercompany	3	754	(757)	—	—
Total operating expenses	$38	$2,922	$10,205	$—	$13,165
Equity in undistributed income of subsidiaries	$4,134	$—	$—	$(4,134)	$—
Income (loss) from continuing operations before income taxes	$4,004	$526	$5,120	$(4,384)	$5,266
Provision (benefit) for income taxes	(302)	(216)	1,459	—	941
Income (loss) from continuing operations	$4,306	$742	$3,661	$(4,384)	$4,325
Income (loss) from discontinued operations, net of taxes	—	—	(2)	—	(2)
Net income before attribution of noncontrolling interests	$4,306	$742	$3,659	$(4,384)	$4,323
Noncontrolling interests	—	—	17	—	17
Net income (loss)	$4,306	$742	$3,642	$(4,384)	$4,306
Comprehensive income
Add: Other comprehensive income (loss)	$(4,820)	$449	$(2,070)	$1,621	$(4,820)
Total Citigroup comprehensive income (loss)	$(514)	$1,191	$1,572	$(2,763)	$(514)
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(29)	$—	$(29)
Add: Net income attributable to noncontrolling interests	—	—	17	—	17
Total comprehensive income (loss)	$(514)	$1,191	$1,560	$(2,763)	$(526)

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$100	$—	$—	$(100)	$—
Interest revenue	—	971	11,563	—	12,534
Interest revenue—intercompany	958	145	(1,103)	—	—
Interest expense	1,212	223	593	—	2,028
Interest expense—intercompany	84	329	(413)	—	—
Net interest income	$(338)	$564	$10,280	$—	$10,506
Commissions and fees	$—	$2,161	$1,509	$—	$3,670
Commissions and fees—intercompany	(26)	47	(21)	—	—
Principal transactions	1,769	5,658	(3,514)	—	3,913
Principal transactions—intercompany	(1,878)	(4,238)	6,116	—	—
Other revenue	55	103	1,420	—	1,578
Other revenue—intercompany	(64)	(20)	84	—	—
Total non-interest revenues	$(144)	$3,711	$5,594	$—	$9,161
Total revenues, net of interest expense	$(382)	$4,275	$15,874	$(100)	$19,667
Provisions for credit losses and for benefits and claims	$—	$4	$(2,059)	$—	$(2,055)
Operating expenses
Compensation and benefits	$28	$1,334	$4,639	$—	$6,001
Compensation and benefits—intercompany	24	—	(24)	—	—
Other operating	11	642	4,759	—	5,412
Other operating—intercompany	3	680	(683)	—	—
Total operating expenses	$66	$2,656	$8,691	$—	$11,413
Equity in undistributed income of subsidiaries	$8,173	$—	$—	$(8,173)	$—
Income (loss) from continuing operations before income taxes	$7,725	$1,615	$9,242	$(8,273)	$10,309
Provision (benefit) for income taxes	(217)	452	2,097	—	2,332
Income (loss) from continuing operations	$7,942	$1,163	$7,145	$(8,273)	$7,977
Income (loss) from discontinued operations, net of taxes	—	—	(2)	—	(2)
Net income (loss) before attribution of noncontrolling interests	$7,942	$1,163	$7,143	$(8,273)	$7,975
Noncontrolling interests	—	—	33	—	33
Net income (loss)	$7,942	$1,163	$7,110	$(8,273)	$7,942
Comprehensive income
Add: Other comprehensive income (loss)	$(2,953)	$(50)	$537	$(487)	$(2,953)
Total Citigroup comprehensive income (loss)	$4,989	$1,113	$7,647	$(8,760)	$4,989
Add: Other comprehensive income attributable to noncontrolling interests	$—	$—	$(58)	$—	$(58)
Add: Net income attributable to noncontrolling interests	—	—	33	—	33
Total comprehensive income (loss)	$4,989	$1,113	$7,622	$(8,760)	$4,964

Condensed Consolidating Balance Sheet

	March 31, 2022
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$627	$27,141	$—	$27,768
Cash and due from banks—intercompany	22	7,857	(7,879)	—	—
Deposits with banks, net of allowance	—	7,994	236,325	—	244,319
Deposits with banks—intercompany	3,500	10,709	(14,209)	—	—
Securities borrowed and purchased under resale agreements	—	288,195	57,215	—	345,410
Securities borrowed and purchased under resale agreements—intercompany	—	20,795	(20,795)	—	—
Trading account assets	237	207,204	150,556	—	357,997
Trading account assets—intercompany	421	1,491	(1,912)	—	—
Investments, net of allowance	1	233	514,368	—	514,602
Loans, net of unearned income	—	2,716	656,953	—	659,669
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(15,393)	—	(15,393)
Total loans, net	$—	$2,716	$641,560	$—	$644,276
Advances to subsidiaries	$151,425	$—	$(151,425)	$—	$—
Investments in subsidiaries	222,123	—	—	(222,123)	—
Other assets, net of allowance(1)	10,722	91,083	157,928	—	259,733
Other assets—intercompany	4,109	63,590	(67,699)	—	—
Total assets	$392,560	$702,494	$1,521,174	$(222,123)	$2,394,105
Liabilities and equity
Deposits	$—	$—	$1,333,711	$—	$1,333,711
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	184,433	20,061	—	204,494
Securities loaned and sold under repurchase agreements—intercompany	—	54,802	(54,802)	—	—
Trading account liabilities	22	127,702	60,335	—	188,059
Trading account liabilities—intercompany	282	326	(608)	—	—
Short-term borrowings	—	16,583	13,561	—	30,144
Short-term borrowings—intercompany	—	18,851	(18,851)	—	—
Long-term debt	170,142	63,195	20,617	—	253,954
Long-term debt—intercompany	—	83,099	(83,099)	—	—
Advances from subsidiaries	21,999	—	(21,999)	—	—
Other liabilities	2,289	91,625	91,476	—	185,390
Other liabilities—intercompany	117	22,671	(22,788)	—	—
Stockholders’ equity	197,709	39,207	183,560	(222,123)	198,353
Total liabilities and equity	$392,560	$702,494	$1,521,174	$(222,123)	$2,394,105

(1)Other assets for Citigroup parent company at March 31, 2022 included $32.8 billion of placements to Citibank and its branches, of which $20.6 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$834	$26,681	$—	$27,515
Cash and due from banks—intercompany	17	6,890	(6,907)	—	—
Deposits with banks, net of allowance	—	7,936	226,582	—	234,518
Deposits with banks—intercompany	3,500	11,005	(14,505)	—	—
Securities borrowed and purchased under resale agreements	—	269,608	57,680	—	327,288
Securities borrowed and purchased under resale agreements—intercompany	—	23,362	(23,362)	—	—
Trading account assets	248	189,841	141,856	—	331,945
Trading account assets—intercompany	1,215	1,438	(2,653)	—	—
Investments, net of allowance	1	224	512,597	—	512,822
Loans, net of unearned income	—	2,293	665,474	—	667,767
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for credit losses on loans (ACLL)	—	—	(16,455)	—	(16,455)
Total loans, net	$—	$2,293	$649,019	$—	$651,312
Advances to subsidiaries	$142,144	$—	$(142,144)	$—	$—
Investments in subsidiaries	223,303	—	—	(223,303)	—
Other assets, net of allowance(1)	10,589	69,312	126,112	—	206,013
Other assets—intercompany	2,737	60,567	(63,304)	—	—
Total assets	$383,754	$643,310	$1,487,652	$(223,303)	$2,291,413
Liabilities and equity
Deposits	$—	$—	$1,317,230	$—	$1,317,230
Deposits—intercompany	—	—	—	—	—
Securities loaned and sold under repurchase agreements	—	171,818	19,467	—	191,285
Securities loaned and sold under repurchase agreements—intercompany	—	62,197	(62,197)	—	—
Trading account liabilities	17	122,383	39,129	—	161,529
Trading account liabilities—intercompany	777	500	(1,277)	—	—
Short-term borrowings	—	13,425	14,548	—	27,973
Short-term borrowings—intercompany	—	17,230	(17,230)	—	—
Long-term debt	164,945	61,416	28,013	—	254,374
Long-term debt—intercompany	—	76,335	(76,335)	—	—
Advances from subsidiaries	13,469	—	(13,469)	—	—
Other liabilities	2,574	68,206	65,570	—	136,350
Other liabilities—intercompany	—	11,774	(11,774)	—	—
Stockholders’ equity	201,972	38,026	185,977	(223,303)	202,672
Total liabilities and equity	$383,754	$643,310	$1,487,652	$(223,303)	$2,291,413

(1)Other assets for Citigroup parent company at December 31, 2021 included $30.5 billion of placements to Citibank and its branches, of which $19.5 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2022
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$(4,607)	$(3,757)	$(5,180)	$—	$(13,544)
Cash flows from investing activities of continuing operations
Available-for-sale debt securities:
Purchases of investments	$—	$—	$(66,115)	$—	$(66,115)
Proceeds from sales of investments	—	—	57,084	—	57,084
Proceeds from maturities of investments	—	—	28,333	—	28,333
Held-to-maturity debt securities:
Purchases of investments	—	—	(28,406)	—	(28,406)
Proceeds from maturities of investments	—	—	2,775	—	2,775
Change in loans	—	—	(9,643)	—	(9,643)
Proceeds from sales and securitizations of loans	—	—	676	—	676
Change in securities borrowed and purchased under agreements to resell	—	(15,750)	(2,372)	—	(18,122)
Changes in investments and advances—intercompany	(9,916)	(2,369)	12,285	—	—
Other investing activities	—	—	(1,105)	—	(1,105)
Net cash provided by (used in) investing activities of continuing operations	$(9,916)	$(18,119)	$(6,488)	$—	$(34,523)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,286)	$(259)	$259	$—	$(1,286)
Treasury stock acquired	(2,833)	—	—	—	(2,833)
Proceeds (repayments) from issuance of long-term debt, net	10,447	5,645	(3,485)	—	12,607
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	1,763	(1,763)	—	—
Change in deposits	—	—	34,816	—	34,816
Change in securities loaned and sold under agreements to repurchase	—	5,220	7,989	—	13,209
Change in short-term borrowings	—	3,158	(987)	—	2,171
Net change in short-term borrowings and other advances—intercompany	8,530	6,621	(15,151)	—	—
Capital contributions from (to) parent	—	250	(250)	—	—
Other financing activities	(330)	—	—	—	(330)
Net cash provided by (used in) financing activities of continuing operations	$14,528	$22,398	$21,428	$—	$58,354
Effect of exchange rate changes on cash and due from banks	$—	$—	$(233)	$—	$(233)
Change in cash and due from banks and deposits with banks	$5	$522	$9,527	$—	$10,054
Cash and due from banks and deposits with banks at beginning of period	3,517	26,665	231,851	—	262,033
Cash and due from banks and deposits with banks at end of period	$3,522	$27,187	$241,378	$—	$272,087
Cash and due from banks	$22	$8,484	$19,262	$—	$27,768
Deposits with banks, net of allowance	3,500	18,703	222,116	—	244,319
Cash and due from banks and deposits with banks at end of period	$3,522	$27,187	$241,378	$—	$272,087
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the period for income taxes	$(13)	$(10)	$654	$—	$631
Cash paid during the period for interest	1,305	522	955	—	2,782
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$—	$—	$14,970	$—	$14,970
Decrease in goodwill associated with significant disposals reclassified to HFS	—	—	715	—	715
Transfers to loans HFS (Other assets) from loans	—	—	328	—	328
Non-cash financing activities
Decrease in deposits associated with significant disposals reclassified to HFS	$—	$—	$18,334	$—	$18,334
Decrease in long-term debt associated with significant disposals reclassified to HFS	—	—	28	—	28

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2021
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$(4,966)	$12,638	$15,526	$—	$23,198
Cash flows from investing activities of continuing operations
Available-for-sale debt securities:
Purchases of investments	$—	$—	$(48,998)	$—	$(48,998)
Proceeds from sales of investments	—	—	45,960	—	45,960
Proceeds from maturities of investments	—	—	30,003	—	30,003
Held-to-maturity debt securities:
Purchases of investments	—	—	(62,067)	—	(62,067)
Proceeds from maturities of investments	—	—	5,085	—	5,085
Change in loans	—	—	9,933	—	9,933
Proceeds from sales and securitizations of loans	—	—	323	—	323
Change in securities borrowed and purchased under agreements to resell	—	(21,547)	1,187	—	(20,360)
Changes in investments and advances—intercompany	1,887	(2,991)	1,104	—	—
Other investing activities	—	(23)	(790)	—	(813)
Net cash provided by (used in) investing activities of continuing operations	$1,887	$(24,561)	$(18,260)	$—	$(40,934)
Cash flows from financing activities of continuing operations
Dividends paid	$(1,356)	$(115)	$115	$—	$(1,356)
Issuance of preferred stock	2,300	—	—	—	2,300
Redemption of preferred stock	(1,500)	—	—	—	(1,500)
Treasury stock acquired	(1,481)	—	—	—	(1,481)
Proceeds (repayments) from issuance of long-term debt, net	(1,039)	3,172	(9,049)	—	(6,916)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	5,702	(5,702)	—	—
Change in deposits	—	—	20,304	—	20,304
Change in securities loaned and sold under agreements to repurchase	—	3,752	15,891	—	19,643
Change in short-term borrowings	—	551	2,022	—	2,573
Net change in short-term borrowings and other advances—intercompany	4,962	(405)	(4,557)	—	—
Other financing activities	(312)	—	—	—	(312)
Net cash provided by financing activities of continuing operations	$1,574	$12,657	$19,024	$—	$33,255
Effect of exchange rate changes on cash and due from banks	$—	$—	$(452)	$—	$(452)
Change in cash and due from banks and deposits with banks	$(1,505)	$734	$15,838	$—	$15,067
Cash and due from banks and deposits with banks at beginning of period	4,516	20,112	284,987	—	309,615
Cash and due from banks and deposits with banks at end of period	$3,011	$20,846	$300,825	$—	$324,682
Cash and due from banks	$11	$6,605	$19,588	$—	$26,204
Deposits with banks, net of allowance	3,000	14,241	281,237	—	298,478
Cash and due from banks and deposits with banks at end of period	$3,011	$20,846	$300,825	$—	$324,682
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$99	$31	$820	$—	$950
Cash paid during the period for interest	126	634	629	—	1,389
Non-cash investing activities
Transfers to loans HFS from loans	$—	$—	$636	$—	$636

UNREGISTERED SALES OF EQUITY SECURITIES, REPURCHASES OF EQUITY SECURITIES AND DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
All large banks, including Citi, are subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks” in Citi’s 2021 Form 10-K.
As indicated in the table below, Citi repurchased $3.0 billion of common shares during the first quarter of 2022. All shares repurchased were added to treasury stock.

The following table summarizes Citi’s common share repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share
January 2022
Open market repurchases	8.8	$63.75
Employee transactions(1)	—	—
February 2022
Open market repurchases	11.2	66.75
Employee transactions(1)	—	—
March 2022
Open market repurchases	30.3	55.90
Employee transactions(1)	—	—
Total for 1Q22	50.3	$59.68

(1)    During the first quarter, pursuant to Citigroup’s Board of Directors’ authorization, Citi withheld 676,126 shares (at an average price of $67.84) of common stock, added to treasury stock, related to activity on employee stock programs to satisfy the employee tax requirements.

Dividends
Citi paid common dividends of $0.51 per share during the first quarter of 2022, and on April 1, 2022, declared common dividends of $0.51 per share for the second quarter of 2022. As previously announced, Citi intends to maintain its planned capital actions, which include a quarterly common dividend of at least $0.51 per share, subject to financial and macroeconomic conditions as well as Board of Directors’ approval.
As discussed above, Citi’s ability to pay common stock dividends is subject to limitations on capital distributions in the event of a breach of any regulatory capital buffers, including the Stress Capital Buffer, with the degree of such restrictions based on the extent to which the buffers are breached. For additional information, see “Capital Resources—Regulatory Capital Buffers” and “Risk Factors—Strategic Risks” in Citi’s 2021 Form 10-K.
Any dividend on Citi’s outstanding common stock would also need to be in compliance with Citi’s obligations on its outstanding preferred stock.
On April 1, 2022, Citi declared preferred dividends of approximately $238 million for the second quarter of 2022.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 18 in Citi’s 2021 Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2022.

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
Asia Consumer: Asia Consumer Banking
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
Branded cards: Citi’s branded cards business with a portfolio of proprietary cards (Double Cash, Custom Cash, ThankYou and Value cards) and co-branded cards (including, among others, American Airlines and Costco).
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
FTCs: Foreign tax credit carry-forwards
FTE: Full-time employee
FVA: Funding valuation adjustment
FX: Foreign exchange
FX translation: The impact of converting non-U.S.-dollar currencies into U.S. dollars.
G7: Group of Seven nations. Countries in the G7 are Canada, France, Germany, Italy, Japan, the U.K. and the U.S.
GAAP or U.S. GAAP: Generally accepted accounting principles in the United States of America.
Ginnie Mae: Government National Mortgage Association
Global Wealth: Global Wealth Management
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
Mexico Consumer: Mexico Consumer Banking
Mexico Consumer/SBMM: Mexico Consumer Banking and Small Business and Middle-Market Banking
Mexico SBMM: Mexico Small Business and Middle-Market Banking
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
PBWM: Personal Banking and Wealth Management
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
PD: Probability of default
Principal transactions revenue: Primarily trading-related revenues predominantly generated by the ICG businesses. See Note 6.
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
3.01
Restated Certificate of Incorporation of Citigroup, as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to Citigroup's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed November 8, 2021 (File No. 001-09924).

10.01*+	Form of Citigroup Inc. CAP/DCAP Agreement (for awards granted on February 10, 2022 and in future years).

10.02*+	Form of Transformation Program Agreement (for awards granted on November 1, 2021).

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934, formatted in Inline XBRL.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup for the quarterly period ended March 31, 2022, filed on May 9, 2022, formatted in Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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